Form 10-Q
period 1996-03-29
3 D SYSTEMS CORP
filed 1996-05-08
CIK 910638

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549


                                      FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTERLY PERIOD ENDED MARCH 29, 1996

                                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                             Commission File No. 0-22250



                                3D SYSTEMS CORPORATION
                (Exact Name of Registrant as Specified in its Charter)


          DELAWARE                                     95-4431352
(State or other jurisdiction of                         (I.R.S. Employer
Incorporation or Organization)                          (Identification No.)


                       26081 AVENUE HALL, VALENCIA, CALIFORNIA        91355
                       (Address of Principal Executive Offices)     (Zip Code)




                                    (805) 295-5600
                 (Registrant's Telephone Number, Including Area Code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes  X   No
                              -----    -----


Shares of Common Stock, par value $0.001, outstanding as of April 30, 1996:
11,302,402 shares

                                3D SYSTEMS CORPORATION


                                  TABLE OF CONTENTS


                                                                           Page
PART I.        FINANCIAL INFORMATION                                      Number
                                                                          ------

     ITEM 1.    Financial Statements

          Consolidated Balance Sheets,
          December 31, 1995 and March 29, 1996. . . . . . . . . . . . . . .  3

          Consolidated Statements of Operations
          For the Three Month Periods Ended
          March 31, 1995 and March 29, 1996 . . . . . . . . . . . . . . . .  4

          Consolidated Statements of Cash Flows
          for the Three Month Periods Ended
          March 31, 1995 and March 29, 1996 . . . . . . . . . . . . . . . .  5

          Notes to Consolidated Financial Statements,
          December 31, 1995 and March 29, 1996. . . . . . . . . . . . . . .  6

     ITEM 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations . . . . . . . . . . . .   7

PART II.  OTHER INFORMATION

     ITEM 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . .  12

                                   3D SYSTEMS CORPORATION
                                Consolidated Balance Sheets

                                                                                 (Unaudited)
                      ASSETS                              December 31, 1995    March 29, 1996
                                                         -----------------    --------------
Current assets:
  Cash and cash equivalents                                $38,258,927          $33,910,238
  Restricted cash                                              766,000              746,000
  Accounts receivable, less allowances for doubtful
     accounts of $ 343,321 at December 31, 1995 and
       $371,721 at March 29, 1996                           14,439,863           13,737,618
  Inventories (Note 2)                                       7,293,077            8,980,034
  Deferred tax assets                                        5,301,118            4,526,659
  Prepaid expenses and other current assets                  1,608,203            1,633,572
                                                           -----------          -----------
           Total current assets                             67,667,188           63,534,121

Property and equipment, net (Note 3)                         8,274,811           11,116,177
Licenses and patent costs, net                               3,520,500            3,411,813
Deferred tax assets                                          1,029,000            1,029,000
Other assets                                                 1,059,507            1,097,036
                                                           -----------          -----------
                                                           $81,551,006          $80,188,147
                                                           -----------          -----------
                                                           -----------          -----------

  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                         $ 5,305,349          $ 3,514,474
  Accured liabilities                                        6,672,261            5,885,421
  Customer deposits                                          1,233,305            1,035,991
  Deferred maintenance revenues                              3,768,121            4,087,228
                                                           -----------          -----------
           Total current liabilities                        16,979,036           14,523,114

Other liabilities                                            1,621,515            1,579,270
                                                           -----------          -----------
                                                            18,600,551           16,102,384
                                                           -----------          -----------


Stockholders' equity:
  Preferred stock, $.001 par value.  Authorized 5,000,000
     shares; none issued                                           ---                  ---
  Common stock, $.001 par value,  Authorized 25,000,000
     shares; issued and outstanding 11,279,232 at
     December 31, 1995 and 11,298,536 at March 29, 1996         11,279               11,299
  Capital in excess of par value                            71,850,602           71,962,443
  Accumulated deficit                                       (8,907,788)          (7,786,545)
  Cumulative translation adjustment                             (3,638)            (101,434)
                                                           -----------          -----------
           Total stockholders' equity                       62,950,455           64,085,763
                                                           -----------          -----------
                                                           $81,551,006          $80,188,147
                                                           -----------          -----------
                                                           -----------          -----------

See accompanying notes to consolidated financial statements.

                               3D SYSTEMS CORPORATION
                        Consolidated  Statements of Operations
                                    (Unaudited)

                                                                Three Month Periods Ended
                                                                -------------------------
                                                         March 31, 1995       March 29, 1996
                                                         --------------       --------------
Sales:
  Products                                                 $ 9,075,344          $13,676,883
  Services                                                   4,543,027            5,489,681
                                                           -----------          -----------
       Total sales                                          13,618,371           19,166,564
                                                           -----------          -----------
Cost of sales:
  Products                                                   3,831,050            6,164,205
  Services                                                   2,660,424            3,490,589
                                                           -----------          -----------
       Total cost of sales                                   6,491,474            9,654,794
                                                           -----------          -----------
Gross profit                                                 7,126,897            9,511,770
                                                           -----------          -----------
Operating expenses:
  Selling, general and administrative                        4,289,204            6,202,019

  Research and development                                   1,477,454            1,825,750
                                                           -----------          -----------
  Total operating expenses                                   5,766,658            8,027,769
                                                           -----------          -----------
Income from operations                                       1,360,239            1,484,001

Interest income                                                 75,332              455,517
Interest expense                                               (14,575)              (6,340)
                                                           -----------          -----------
Income before provision for income taxes                     1,420,996            1,933,178

Provision for income taxes                                     (90,000)            (811,935)
                                                           -----------          -----------
Net income                                                 $ 1,330,996          $ 1,121,243
                                                           -----------          -----------
                                                           -----------          -----------
Net income per share                                       $       .14          $       .10
                                                           -----------          -----------
                                                           -----------          -----------
Weighted average number of shares
  outstanding during the period                              9,559,421           11,776,743
                                                           -----------          -----------
                                                           -----------          -----------

See accompanying notes to consolidated financial statements.

                                3D SYSTEMS CORPORATION
                        Consolidated Statements of Cash Flows
         For the Three Month Periods Ended March 31, 1995 and March 29, 1996
                                     (Unaudited)

                                                                             1995           1996
                                                                           -----------    -----------
Cash flows from operating activities:
  Net income                                                              $ 1,330,996    $ 1,121,243
  Adjustments to reconcile net income to net cash
     provided by (used for) operating activities:
       Benefit for deferred tax assets                                        (10,000)       775,000
       Depreciation of property and equipment                                 400,502        442,348
       Amortization of licenses and patent costs                              103,654        157,915
       Amortization of software development costs                             104,369        115,506
       Changes in operating assets and liabilities:
         Accounts receivable                                               (2,247,102)       570,901
         Inventories                                                         (959,489)    (1,716,695)
         Prepaid expenses and other current assets                            111,170        (45,649)
         Other assets                                                        (143,324)      (177,395)
         Accounts payable                                                     199,246     (1,667,733)
         Accrued liabilities                                                  (13,753)      (759,549)
         Customer deposits                                                    439,330       (196,801)
         Deferred maintenance revenues                                        718,922        341,422
         Other liabilities                                                    (28,810)       (34,278)
                                                                          -----------    -----------
           Net cash provided by (used for) operating activities                 5,711     (1,073,765)
                                                                          -----------    -----------

Cash flows from investing activities:
  Purchase of property and equipment                                         (617,396)    (3,447,462)
  Disposition of property and equipment                                           ---        215,541
  Increase in licenses and patent costs                                       (41,430)       (50,000)
                                                                          -----------    -----------

           Net cash used for investing activities                            (658,826)    (3,281,921)
                                                                          -----------    -----------

Cash flows from financing activities:
  Exercise of stock options                                                    16,819        111,861
                                                                          -----------    -----------
           Net cash provided by financing activities                           16,819        111,861
                                                                          -----------    -----------

  Effect of exchange rate changes on cash                                     (25,882)      (104,864)
                                                                          -----------    -----------
Net decrease in cash and cash equivalents                                    (662,178)    (4,348,689)
Cash and cash equivalents at the beginning of the period                    6,423,523     38,258,927
                                                                          -----------    -----------
Cash and cash equivalents at the end of the period                        $ 5,761,345    $33,910,238
                                                                          -----------    -----------
                                                                          -----------    -----------

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
     Interest                                                             $     9,571    $     3,067
                                                                          -----------    -----------
                                                                          -----------    -----------
     Income taxes                                                         $    80,480    $   387,423
                                                                          -----------    -----------
                                                                          -----------    -----------


 See accompanying notes to consolidated financial statements

                                3D SYSTEMS CORPORATION
                      Notes to Consolidated Financial Statements
                         December 31, 1995 and March 29, 1996
                                     (Unaudited)



(1)  Basis of Presentation.
     The accompanying unaudited consolidated financial statements of 3D Systems Corporation and subsidiaries (the "Company") are prepared in accordance with instructions to Form 10-Q and, in the opinion of management, include all material adjustments (consisting only of normal recurring accruals) which are necessary for the fair presentation of results for the interim periods. The Company reports its interim financial information on a 13 week basis ending the last Friday of each quarter, and reports its annual financial information through the calendar year ended December 31. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. The results of the three month period ended March 29, 1996 are not necessarily indicative of the results to be expected for the full year.

(2)  Inventories.
     Inventories at December 31, 1995 and March 29, 1996 are as follows:

                       December 31, 1995      March 29, 1996
                       ------------           --------------
     Raw materials     $  2,100,269           $   3,128,891
     Work in progress     2,022,565               2,676,433
     Finished goods       3,170,243               3,174,710
                      -------------           -------------
                       $  7,293,077           $   8,980,034
                      -------------           -------------
                      -------------           -------------

(3) Property and Equipment.
    Property and equipment are summarized as follows:

                                                            December 31, 1995             March 29, 1996
                                                            -----------------             --------------

     Land                                                   $   435,600                    $    435,600
     Machinery and equipment                                  7,956,082                       9,131,964
     Office furniture and equipment                           1,861,702                       1,913,969
     Leasehold improvements                                   1,617,215                       1,784,377
     Rental equipment                                           622,483                         464,329
     Construction in progress                                 2,133,289                       4,105,057
                                                            -----------                    ------------
                                                             14,626,371                      17,835,296

     Less accumulated depreciation
     and amortizaton                                         (6,351,560)                     (6,719,119)
                                                            -----------                    ------------
                                                            $ 8,274,811                    $ 11,116,177
                                                            -----------                    ------------
                                                            -----------                    ------------

                                3D SYSTEMS CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The Company's revenues are generated by product and service sales. Product sales are comprised of the sale of Stereolithography Apparatus ("SLA") systems and related equipment, resins, software, and other component parts, as well as rentals of SLA systems. Service sales include revenues from maintenance, services provided by the Company's Technology Centers, and customer training.

     The following table sets forth certain operating amounts and ratios as a percentage of total sales except as otherwise indicated:

                                              Three Month Periods Ended
                                        ---------------------------------------
                                           March 31, 1995        March 29, 1996
                                           --------------        --------------
Sales:
  Products                                   $  9,075,344        $  13,676,883
  Services                                      4,543,027            5,489,681
                                             ------------        -------------
     Total sales                               13,618,371           19,166,564
                                             ------------        -------------

Cost of sales:
  Products                                      3,831,050            6,164,205
  Services                                      2,660,424            3,490,589
                                             ------------        -------------
     Total cost of sales                        6,491,474            9,654,794
                                             ------------        -------------

Total gross profit                              7,126,897            9,511,770
     % of total sales                               52.3%                49.6%

Gross profit - products                         5,244,294            7,512,678
     % of total product sales                       57.8%                54.9%

Gross profit - services                         1,882,603            1,999,092
     % of total service sales                       41.4%                36.4%

Selling, general and administrative
  expenses                                      4,289,204            6,202,019
     % of total sales                               31.5%                32.4%

Research and development expenses               1,477,454            1,825,750
     % of total sales                               10.8%                 9.5%
                                             ------------        -------------

Income from operations                          1,360,239            1,484,001
     % of total sales                               10.0%                 7.7%

Interest income, net                               60,757              449,177
     % of total sales                                 .4%                 2.3%

Provision for income taxes                        (90,000)            (811,935)
     % of total sales                                (.7%)              (4.2)%
                                             ------------        --------------

Net income                                      1,330,996            1,121,243
     % of total sales                                9.8%                 5.8%
                                             ------------        --------------
                                             ------------        --------------


                                3D SYSTEMS CORPORATION
             Management's Discussion and Analysis of  Financial Condition
                        and Results of Operations (Continued)


The following table sets forth for the periods indicated total revenues attributable to each of the Company's major products and services groups, and those revenues as a percentage of total sales:


                                                          Three Month Periods Ended
                                                 --------------------------------------------
                                                 March 31, 1995                March 29, 1996
                                                 --------------                --------------
Products:
    SLA systems and related equipment            $    6,278,191                $    9,432,616
    Resins                                            1,791,750                     2,625,276
    Software, other components parts and rentals      1,005,403                     1,618,991
                                                 --------------                --------------
         Total products                               9,075,344                    13,676,883
                                                 --------------                --------------

Services:
    Maintenance                                       3,391,310                     4,151,792
    Technology Centers                                1,053,478                     1,128,082
    Training                                             98,239                       209,807
                                                 --------------                --------------

         Total services                               4,543,027                     5,489,681
                                                 --------------                --------------

         Total sales                             $   13,618,371                $   19,166,564
                                                 --------------                --------------
                                                 --------------                --------------

                                                         Three Month Periods Ended
                                                 --------------------------------------------
                                                 March 31, 1995                March 29, 1996
                                                 --------------                --------------

Products:
    SLA systems and related equipment                      46.1%                         49.2%
    Resins                                                 13.2                          13.7
    Software, other components parts
    and rentals                                             7.4                           8.4
                                                  -------------                 -------------

         Total products                                    66.7                          71.3
                                                  -------------                 -------------

Services:
    Maintenance                                            24.9                          21.7
    Technology Centers                                      7.7                           5.9
    Training                                                 .7                           1.1
                                                  -------------                 -------------

         Total services                                    33.3                          28.7
                                                  -------------                 -------------

         Total sales                                      100.0%                        100.0%
                                                  -------------                 -------------
                                                  -------------                 -------------


                                3D SYSTEMS CORPORATION
             Management's Discussion and Analysis of Financial Condition
                        and Results of Operations (Continued)


THREE MONTH PERIOD ENDED MARCH 29, 1996 COMPARED TO THE THREE MONTH PERIOD ENDED MARCH 31, 1995.

The Company recorded net income of $ 1,121,243 or $.10 per share on total sales of $19,166,564 for the three month period ended March 29, 1996 (the "first quarter of 1996") compared to net income of $1,330,996 or $.14 per share on total sales of $13,618,371 during the three month period ended March 31, 1995 (the "first quarter of 1995").

Product sales during the first quarter of 1996 increased $4.6 million to $13.7 million, compared to $9.1 million during the first quarter of 1995, an increase of 51%. The increase was primarily the result of increased shipments of SLA systems in the U.S., which management believes is the result of increased participation by independent sales agents in domestic sales of SLA systems as well as increased acceptance by industry of rapid prototyping equipment and technology. The Company sold a total of 40 SLA systems in the first quarter of 1996 compared to 26 in the first quarter of 1995. Of the 14 additional systems shipped in the first quarter of 1996, 12 were SLA-500's, the Company's largest and highest priced system. The Company believes that SLA system sales may fluctuate on a quarterly basis as a result of a number of factors, including the status of world economic conditions, fluctuations in foreign currency exchange rates and the timing of product shipments (the U.S. list price of an SLA-500, for example, exceeds $400,000; thus the acceleration or delay of a small number of shipments from one quarter to another can significantly affect the results of operations for the quarters involved).

During 1996, there are several other factors which may impact quarterly sales. During 1996, the Company will commence shipments of two new products -- the low-priced Actua 2100 office modeler (which uses a technology completely different from stereolithography), designed for operation in engineering and design offices, and the SLA-350 Series 10, a new, advanced SLA system. The possibility exists that the introduction of these new products may cause potential customers of the Company who were considering the purchase of one of the Company's current models to defer their purchase decision until further information is available as to the performance and reliability of the new products. Delays in shipments of new products may also occur as a result of unexpected problems encountered in development, production or actual use. In addition, the Company will be relocating its manufacturing operations to Colorado during the summer of 1996. If the Company experiences problems in connection with this relocation (including difficulties in the timely hiring and training of new employees), shipment of certain of the Company's products may be delayed.

Service sales during the first quarter of 1996 increased $946,654 or 21% compared to the first quarter of 1995, primarily as a result of increased maintenance revenues due to the larger installed base of SLA systems in the U.S. and Europe.

Product cost of sales as a percentage of product sales increased to 45% during the first quarter of 1996 compared to 42% during the first quarter of 1995. The increase in 1996 was primarily the result of an increase in commission payments to independent sales agents as a result of a greater portion of domestic SLA system sales occurring through agents in 1996 compared to the first quarter of 1995. This increase was partially offset by increased manufacturing efficiencies due to the higher level of production of SLA systems in 1996. The Company's gross profit margins on product sales are affected by several factors including, among others, sales mix, distribution channels and fluctuations in foreign currency exchange rates and, therefore, may vary in future periods from those experienced in the first quarter of 1996. In particular, the Company anticipates that the gross margins related to its newly-introduced Actua 2100 system will be lower than margins on its SLA systems, and, if revenues from the sales of Actua 2100s represent a material portion of the Company's product sales, gross margins from product sales would be reduced. Additionally, the Company anticipates that gross margins related to the Actua 2100 will be lower during the initial phases of production as a result of certain inefficiencies and anticipates, in the event of increased production, that Actua 2100 gross margins could increase as a result of lower per unit material costs (due to greater purchasing economies) and increased manufacturing efficiencies.

                                3D SYSTEMS CORPORATION
             Management's Discussion and Analysis of Financial Condition
                        and Results of Operations (Continued)

Service cost of sales as a percentage of service sales increased to 64% during the first quarter of 1996 from 59% during the first quarter of 1995, primarily as a result of lower sales of SLA system upgrades in 1996 as well as lower margins on those SLA upgrades offered in the first quarter of 1996 compared to those sold in the first quarter of 1995. Additionally, various other expenses related to field service operations were generally higher in 1996. Margins from the Company's U.S. Technology Center in the first quarter of 1996 were also lower due to the increased use of outside vendors.

Selling, general and administrative ("S,G&A") expenses for the first quarter of 1996 were 32.4% of sales compared to 31.5% in the first quarter of 1995. S,G&A expenses increased $1.9 million or 45% in 1996 compared to the first quarter of 1995, primarily as a result of expanded sales and marketing programs in both the U.S. and Europe and a build up of sales and marketing support personnel in Europe which occurred during the second half of 1995. The Company currently anticipates that if its revenues continue to grow, S,G&A expenses as a percentage of total sales in the current year should begin to decline, primarily as a result of economies of scale. However, this is a forward looking statement and as with other such statements is subject to uncertainties. For example, if sales do not continue to grow over the period, or if the Company determines that it is appropriate to expand its sales and marketing efforts relating to its Actua 2100 over planned levels, it is less likely that S,G&A expenses as a percentage of total sales would significantly decline.

Research and development ("R&D") expenses during the first quarter of 1996 increased $348,296 or 24% compared to the first quarter of 1995. The increase in R&D expenses in 1996 was primarily the result of the Company's efforts towards the development of the Actua 2100 and the SLA-350 Series 10, both of which were commercially introduced during January 1996 and shipments of which are expected to commence later this year. Based on the Company's historical expenditures related to research and development and its current development goals, the Company anticipates for the foreseeable future, research and development expenses will be equal to approximately ten percent of sales. However, this is a forward-looking statement and, as with any such statement, is subject to uncertainties. For example, if total sales of the Company for any particular period do not meet the anticipated sales of the Company for that period, research and development expenses as a percentage of sales may exceed 10%.

Interest income increased to $455,517 during the first quarter of 1996 compared to $75,332 during the first quarter of 1995, primarily as a result of the investment of funds from the Company's stock offering which was completed in June 1995.

Interest expense decreased to $6,340 during the first quarter of 1996 from $14,575 in the first quarter of 1995 primarily as a result of the elimination of commitment fees associated with the Company's bank line of credit in 1996 and lower imputed interest amortization due to the lower balance of severance obligations in 1996 compared to the first quarter of 1995.

For the first quarter of 1996, the Company's tax rate was 42% of pre-tax income compared to 6% for the first quarter of 1995. The low tax rate in the first quarter of 1995 was primarily due to the utilization of net operating loss carryforwards. During the third quarter of 1995, the Company realized a net income tax benefit of $2.9 million which included a deferred tax benefit resulting from the recognition of deferred tax assets of $3 million (related primarily to the remainder of net operating loss carryforwards attributable to the Company's domestic operations). The Company's anticipated tax rate for the remainder of 1996 is expected to approximate 42%.

                                3D SYSTEMS CORPORATION
             Management's Discussion and Analysis of Financial Condition
                        and Results of Operations (Continued)


LIQUIDITY AND CAPITAL RESOURCES

                                        December 31, 1995        March 29, 1996
                                        -----------------        --------------

Cash and cash equivalents (1)           $  39,024,927            $  34,656,238
Working capital (1)                        50,688,152               49,011,007

                                                  Three Month Periods Ended
                                             ----------------------------------
                                             March 31, 1995      March 29, 1996
                                             --------------      --------------

Cash provided by (used for) operating
     activities                              $       5,711       $  (1,073,765)
Cash used for investing activities                (658,826)         (3,281,921)
Cash provided by financing
     activities                                     16,819             111,861

- - ---------------------------
(1) Includes $766,000 and $746,000 of restricted cash at December 31, 1995 and March 29, 1996, respectively.



Net cash used for operating activities during the first quarter of 1996 was $1.1 million. The negative cash flow from operations during the first quarter of 1996, comprised primarily of an increase in inventory ($1.7 million) (as a result of increased production) and decreases in accounts payable ($1.7 million) and accrued liabilities ($.8 million), was partially offset by net income ($1.1 million), non cash depreciation and amortization ($.7 million), a decrease in accounts receivable ($.6 million) and a decrease in deferred tax assets ($.8 million).

Net cash used for investing activities during the first quarter of 1996 totaled $3.3 million and was primarily a result of construction expenditures related to the Company's Grand Junction, Colorado facility ($1.6 million) and SLA equipment manufactured for use as demonstration equipment ($1 million).

Net cash used for financing activities during the first quarter of 1996 ($111,861) was the result of the exercise of stock options by employees.

The Company believes that funds generated from operations, existing working capital and its current line of credit will be sufficient to satisfy its anticipated operating requirements for at least the next twelve months.

                                3D SYSTEMS CORPORATION
             Management's Discussion and Analysis of Financial Condition
                        and Results of Operations (Continued)



PART II - OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     10.1 Employment Agreement dated as of April 11, 1996 between the Registrant and Mark R. Bell.

     11.    Computation of per share earnings.

(b)  Reports on Form 8-K

       None

                                      SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





/s/ Gordon L. Almquist                                      May 6, 1996
- - -----------------------------------------------           ----------------
Gordon L. Almquist                                              Date
Vice President, Finance
Chief Financial Officer and Secretary
(Principal Financial Officer and Principal
Accounting Officer)

(Duly authorized to sign on behalf of Registrant)