Form 10-Q
period 1996-06-28
3 D SYSTEMS CORP
filed 1996-08-09
CIK 910638

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549


                                      FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTERLY PERIOD ENDED JUNE 28, 1996

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

                             Yes  X    No
                                  ----    -----

Shares of Common Stock, par value $0.001, outstanding as of July 31, 1996:
11,336,401 shares

                                3D SYSTEMS CORPORATION


                                  TABLE OF CONTENTS



                                                                           Page
PART I.  FINANCIAL INFORMATION                                           Number
                                                                          ------
    ITEM 1.   Financial Statements

         Consolidated Balance Sheets,
         December 31, 1995 and June 28, 1996 . . . . . . . . . . . . . . . .3

         Consolidated Statements of Operations
         For the Three and Six Month Periods Ended
         June 30, 1995 and June 28, 1996 . . . . . . . . . . . . . . . . . .4

         Consolidated Statements of Cash Flows
         for the Six Month Periods Ended
         June 30, 1995 and June 28, 1996 . . . . . . . . . . . . . . . . . .5

         Notes to Consolidated Financial Statements,
         December 31, 1995 and June 28, 1996 . . . . . . . . . . . . . . . .6

    ITEM 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations  . . . . . . . . . . . . .9

PART II.  OTHER INFORMATION

    ITEM 4.  Submission of Matters to a Vote of Security Holders . . . . . 15

    ITEM 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . .15

                                3D SYSTEMS CORPORATION
                             Consolidated Balance Sheets

                                                                                        (Unaudited)
                     ASSETS                                    December 31, 1995       June 28, 1996
                                                               -----------------       -------------
Current assets:
  Cash and cash equivalents                                   $      38,258,927       $  27,440,393
  Restricted cash                                                       766,000             722,000
  Accounts receivable, less allowances for
   doubtful accounts of $343,321 at December 31, 1995 and
    $ 379,583 at June 28, 1996                                       14,439,863          16,341,084
  Inventories (Note 2)                                                6,627,317          11,727,284
  Deferred tax assets                                                 5,301,118           3,831,138
  Prepaid expenses and other current assets                           1,608,203           1,519,078
                                                               -----------------       -------------
       Total current assets                                          67,001,428          61,580,977

Property and equipment, net (Note 3)                                  8,940,571          13,625,751
Licenses and patent costs, net                                        3,520,500           3,370,588
Deferred tax assets                                                   1,029,000           1,029,000
Other assets                                                          1,059,507           1,023,425
                                                               -----------------       -------------
                                                              $      81,551,006       $  80,629,741
                                                               -----------------       -------------
                                                               -----------------       -------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                            $       5,305,349       $   3,100,714
  Accrued liabilities                                                 6,672,261           5,398,591
  Customer deposits                                                   1,233,305           1,092,050
  Deferred maintenance revenues                                       3,768,121           4,219,553
                                                               -----------------       -------------
       Total current liabilities                                     16,979,036          13,810,908

Other liabilities                                                     1,621,515           1,564,217
                                                               -----------------       -------------
                                                                     18,600,551          15,375,125
                                                               -----------------       -------------

Stockholders' equity:
  Preferred stock, $.001 par value.  Authorized 5,000,000
    shares; none issued
  Common stock, $.001 par value.  Authorized 25,000,000
    shares; issued and outstanding 11,279,232 at
    December 31, 1995 and 11,331,808 at June 28, 1996                    11,279              11,332
  Capital in excess of par value                                     71,850,602          72,161,381
  Accumulated deficit                                                (8,907,788)         (6,985,477)
  Cumulative translation adjustment                                      (3,638)             67,380
                                                               -----------------       -------------
        Total stockholders' equity                                   62,950,455          65,254,616
                                                               -----------------       -------------
                                                              $      81,551,006       $  80,629,741
                                                               -----------------       -------------
                                                               -----------------       -------------


 See accompanying notes to consolidated financial statements.

                                3D SYSTEMS CORPORATION
                        Consolidated Statements of Operations
                                     (Unaudited)


                                                   Three Month Periods Ended                Six Month Periods Ended
                                               ----------------------------------      ----------------------------------
                                               June 30, 1995       June 28, 1996       June 30, 1995       June 28, 1996
                                               --------------      --------------      --------------      --------------
Sales:
  Products                                    $   9,745,091       $  11,923,002       $  18,820,435       $  25,599,885
  Services                                        4,912,222           6,632,346           9,455,249          12,122,027
                                               --------------      --------------      --------------      --------------
     Total sales                                 14,657,313          18,555,348          28,275,684          37,721,912
                                               --------------      --------------      --------------      --------------

Cost of sales:
  Products                                        4,330,157           5,419,266           8,161,207          11,583,471
  Services                                        3,107,622           4,177,202           5,768,046           7,667,791
                                               --------------      --------------      --------------      --------------
     Total cost of sales                          7,437,779           9,596,468          13,929,253          19,251,262
                                               --------------      --------------      --------------      --------------
Gross profit                                      7,219,534           8,958,880          14,346,431          18,470,650
                                               --------------      --------------      --------------      --------------

Operating expenses:
  Selling, general and administrative             4,428,086           6,225,735           8,717,290          12,427,754
  Research and development                        1,375,971           1,825,757           2,853,425           3,651,507
                                               --------------      --------------      --------------      --------------
     Total operating expenses                     5,804,057           8,051,492          11,570,715          16,079,261
                                               --------------      --------------      --------------      --------------

Income from operations                            1,415,477             907,388           2,775,716           2,391,389

Interest income                                     107,766             376,777             183,098             832,294
Interest expense                                    (12,710)             (5,158)            (27,286)            (11,498)
                                               --------------      --------------      --------------      --------------
Income before provision for
 income taxes                                     1,510,533           1,279,007           2,931,528           3,212,185

Provision for income taxes                         (100,000)           (477,939)           (190,000)         (1,289,874)
                                               --------------      --------------      --------------      --------------
Net income                                    $   1,410,533       $     801,068       $   2,741,528       $   1,922,311
                                               --------------      --------------      --------------      --------------
                                               --------------      --------------      --------------      --------------
Net income per share                          $        0.14       $        0.07       $        0.28       $        0.16
                                               --------------      --------------      --------------      --------------
                                               --------------      --------------      --------------      --------------
Weighted average number of shares
 outstanding during the period                    9,756,348          11,814,114           9,658,578          11,795,599
                                               --------------      --------------      --------------      --------------
                                               --------------      --------------      --------------      --------------

See accompanying notes to consolidated financial statements.

                                3D SYSTEMS CORPORATION
                        Consolidated Statements of Cash flows
           For the Six Month Periods Ended June 30, 1995 and June 28, 1996
                                     (Unaudited)


                                                                          1995               1996
                                                                   -------------       --------------
Cash flows from operating activities:
  Net income                                                      $   2,741,528       $   1,922,311
  Adjustments to reconcile net income to net cash
   provided by (used for) operating activities:
     Benefit for deferred tax assets                                    (20,000)          1,470,000
     Depreciation of property and equipment                             764,659           1,025,344
     Amortization of licenses and patent costs                          251,930             291,364
     Amortization of software development costs                         211,117             233,116
     Changes in operating assets and liabilities:
       Accounts receivable                                           (1,254,787)         (2,103,376)
       Inventories                                                   (1,299,744)         (5,129,839)
       Prepaid expenses and other current assets                        (99,603)             48,132
       Other assets                                                    (234,242            (230,358)
       Accounts payable                                                 237,726          (1,909,756)
       Accrued liabilities                                              195,671          (1,220,513)
       Customer deposits                                                 73,176            (141,623)
       Deferred maintenance revenues                                    948,884             477,292
       Other liabilities                                                (56,328)            (38,584)
                                                                   -------------       --------------
           Net cash provided by (used for) operating activities       2,459,987          (5,306,491)
                                                                   -------------       --------------
Cash flows from investing activities:
  Purchase of property and equipment                                 (1,421,037)         (6,382,851)
  Disposition of property and equipment                                     ---             581,873
  Increase in licenses and patent costs                                (172,133)           (142,242)
                                                                   -------------       --------------
           Net cash used for investing activities                    (1,593,170)         (5,943,226)
                                                                   -------------       --------------
Cash flows from financing activities:
  Net proceeds from stock offering                                   24,294,691                 ---
  Exercise of stock options and warrants                                224,654             310,832
                                                                   -------------       --------------
           Net cash provided by financing activities                 24,519,345             310,832

  Effect of exchange rate changes on cash                                92,764             120,351
                                                                   -------------       --------------
Net increase (decrease) in cash and cash equivalents                 25,478,926         (10,818,534)
Cash and cash equivalents at the beginning of the period              6,423,523          38,258,927
                                                                   -------------       --------------
Cash and cash equivalents at the end of the period                $  31,902,449       $  27,440,393
                                                                   -------------       --------------
                                                                   -------------       --------------
Supplemental disclosures of cash flow information:
     Cash paid during the period for:
         Interest                                                 $      17,284       $      11,134
                                                                   -------------       --------------
                                                                   -------------       --------------
         Income taxes                                             $      90,000       $     758,460
                                                                   -------------       --------------
                                                                   -------------       --------------

See accompanying notes to consolidated financial statements

                                3D SYSTEMS CORPORATION
                      Notes to Consolidated Financial Statements
                         December 31, 1995 and June 28, 1996
                                     (Unaudited)


(1) Basis of Presentation.
    The accompanying unaudited consolidated financial statements of 3D Systems Corporation and subsidiaries (the "Company") are prepared in accordance with instructions to Form 10-Q and, in the opinion of management include all material adjustments (consisting only of normal recurring accruals) which are necessary for the fair presentation of results for the interim periods. The Company reports its interim financial information on a 13 week basis ending the last Friday of each quarter, and reports its annual financial information through the calendar year ended December 31. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. The results of the six month period ended June 28, 1996 are not necessarily indicative of the results to be expected for the full year.

    Certain reclassifications have been made to the prior year consolidated financial statements to conform to the current year presentation.

(2) Inventories.
    Inventories at December 31, 1995 and June 28, 1996 are as follows:

                                                          December 31, 1995       June 28, 1996
                                                          -----------------       -------------
       Raw materials                                     $       2,100,269       $   3,862,286
       Work in progress                                          2,022,565           3,191,590
       Finished goods                                            2,504,483           4,673,408
                                                          -----------------       -------------
                                                         $       6,627,317       $  11,727,284
                                                          -----------------       -------------
                                                          -----------------       -------------
(3) Property and Equipment.
    Property and equipment are summarized as follows:
                                                          December 31, 1995       June 28, 1996
                                                          -----------------       -------------
       Land                                              $         435,600       $     435,600
       Building                                                        ---           4,115,734
       Machinery and equipment                                   8,829,827          10,810,362
       Office furniture and equipment                            1,861,702           2,218,832
       Leasehold improvements                                    1,617,215           1,764,136
       Rental equipment                                            622,483             523,664
       Construction in progress                                  2,133,289             920,879
                                                          -----------------       -------------
                                                                15,500,116          20,789,207
           Less accumulated depreciation and
             amortization                                       (6,559,545)         (7,163,456)
                                                          -----------------       -------------
                                                             $   8,940,571      $   13,625,751
                                                          -----------------       -------------
                                                          -----------------       -------------


                                3D SYSTEMS CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion contains trend analysis and other forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended and Section 21A of the Securities Act of 1933, as amended. Actual results could differ from those projected in the forward looking statements as a result of the cautionary statements and risk factors set forth below and in Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

RESULTS OF OPERATIONS

    The Company's revenues are generated by product and services sales.
Product sales are comprised of the sale of Stereolithography Apparatus ("SLA") systems and related equipment, resins, software, and other component parts, as well as rentals of SLA systems. Service sales include revenues from maintenance, services provided by the Company's Technology Centers, and customer training.

    The following table sets forth certain operating amounts and ratios as a percentage of total sales except as otherwise indicated:



                                                            Three Month   Periods Ended       Six Month Periods Ended
                                                          June 30, 1995   June 28, 1996   June 30, 1995   June 28, 1996
                                                          -------------   -------------   -------------   -------------
                                                                          (in thousands except percent data)
Sales:
  Products                                                 $    9,745     $   11,923     $   18,821     $   25,600
  Services                                                      4,912          6,632          9,455         12,122
                                                          -------------   -------------   -------------   -------------
       Total sales                                             14,657         18,555         28,276         37,722
                                                          -------------   -------------   -------------   -------------
                                                          -------------   -------------   -------------   -------------

Cost of sales:
  Products                                                      4,330          5,419          8,161         11,583
  Services                                                      3,108          4,177          5,768          7,668
                                                          -------------   -------------   -------------   -------------
       Total cost of sales                                      7,438          9,596         13,929         19,251
                                                          -------------   -------------   -------------   -------------
                                                          -------------   -------------   -------------   -------------

Total gross profit                                              7,220          8,959         14,347         18,471
       % of total sales                                         49.3%          48.3%          50.7%          49.0%

Gross profit - products                                         5,415          6,504         10,660         14,017
       % of total product sales                                 55.6%          54.6%          56.6%          54.8%

Gross profit - services                                         1,805          2,455          3,687          4,454
       % of total service sales                                 36.7%          37.0%          39.0%          36.7%

Selling, general and administrative expenses                    4,428          6,226          8,717         12,428
       % of total sales                                         30.2%          33.6%          30.8%          33.0%

Research and development expenses                               1,376          1,826          2,854          3,651
       % of total sales                                          9.4%           9.8%          10.1%           9.7%
                                                          -------------   -------------   -------------   -------------
                                                          -------------   -------------   -------------   -------------

Income from operations                                          1,416            907          2,776          2,391
       % of total sales                                          9.7%           4.9%           9.8%           6.3%

Interest income, net                                               95            372            156            821
       % of total sales                                           .6%           2.0%            .6%           2.2%

Provision for income taxes                                       (100)          (478)          (190)        (1,290)
       % of total sales                                          (.7%)         (2.6%)          (.7%)         (3.4%)
                                                          -------------   -------------   -------------   -------------

Net income                                                      1,411            801          2,742          1,922
       % of total sales                                          9.6%           4.3%           9.7%           5.1%


                                3D SYSTEMS CORPORATION
             Management's Discussion and Analysis of Financial Condition
                        and Results of Operations (Continued)

    The following table sets forth for the periods indicated total revenues attributable to each of the Company's major products and services groups, and those revenues as a percentage of total sales:


                                                  Three Month Periods Ended           Six Month Periods Ended
                                               --------------------------------    --------------------------------
                                               June 30, 1995     June 28, 1996     June 30, 1995     June 28, 1996
                                               --------------    --------------    --------------    --------------
Products: (in thousands)
   SLA systems and related equipment          $       6,734     $       8,487     $      13,012     $      17,920
   Resins                                             1,774             2,453             3,566             5,078
   Software, other components parts
    and rentals                                       1,237               983             2,243             2,602
                                               --------------    --------------    --------------    --------------
       Total products                                 9,745            11,923            18,821            25,600
                                               --------------    --------------    --------------    --------------

Services:
   Maintenance                                        3,863             5,522             7,255             9,674
   Technology Centers                                   976               932             2,029             2,060
   Training                                              73               178               171               388
                                               --------------    --------------    --------------    --------------
       Total services                                 4,912             6,632             9,455            12,122
                                               --------------    --------------    --------------    --------------
       Total sales                               $   14,657        $   18,555        $   28,276        $   37,722
                                               --------------    --------------    --------------    --------------
                                               --------------    --------------    --------------    --------------

Products:
   SLA systems and related equipment                  45.9%             45.7%             46.0%             47.5%
   Resins                                              12.1              13.2              12.6              13.5
   Software, other components parts
     and rentals                                        8.5               5.3               8.0               6.9
                                               --------------    --------------    --------------    --------------
       Total products                                  66.5              64.3              66.6              67.9
                                               --------------    --------------    --------------    --------------

Services:
   Maintenance                                         26.4              29.8              25.6              25.6
   Technology                                           6.6               5.0               7.2               5.5
   Training                                             0.5               1.0               0.6               1.0
                                               --------------    --------------    --------------    --------------
       Total services                                  33.5              35.7              33.4              32.1
                                               --------------    --------------    --------------    --------------
       Total sales                                   100.0%            100.0%            100.0%            100.0%
                                               --------------    --------------    --------------    --------------
                                               --------------    --------------    --------------    --------------


                                3D SYSTEMS CORPORATION
             Management's Discussion and Analysis of Financial Condition
                        and Results of Operations (Continued)


THREE MONTH PERIOD ENDED JUNE 28, 1996 COMPARED TO THE THREE MONTH PERIOD ENDED JUNE 30, 1995.

The Company recorded net income of $801,068 or $.07 per share on total sales of $18,555,348 for the three month period ended June 28, 1996 (the "second quarter of 1996") compared to net income of $1,410,533 or $.14 per share on total sales of $14,657,313 during the three month period ended June 30, 1995 (the "second quarter of 1995").

Product sales during the second quarter of 1996 increased $2.2 million to $11.9 million, compared to $9.7 million during the second quarter of 1995, an increase of 22%. The increase was primarily the result of increased shipments of SLA systems in both the U.S. and Europe which management believes is the result of increased acceptance by industry of rapid prototyping equipment and technology. The Company sold a total of 33 SLA systems in the second quarter of 1996 which was comprised of 1 SLA-190, 11 SLA-250's, 11 SLA-500's and 10 SLA-350's, the Company's newest SLA system which features the new Zephyr -TM- recoater, a solid state laser and automatic resin re-filling system. During the second quarter of 1995, the Company sold 26 SLAs which included 14 SLA-250's and 12 SLA-500's, the Company's largest and highest priced system. Orders for the Company's SLA systems increased 55% in the second quarter of 1996 compared to the second quarter of 1995 and SLA systems backlog at the end of the second quarter was 126% greater than the end of the second quarter of 1995. Shipments of SLA systems were adversely impacted by the timing of orders, however, with a higher portion of customers specifying deliveries beyond the second quarter of 1996. The Company believes that SLA system sales may fluctuate on a quarterly basis as a result of a number of factors, including the status of world economic conditions, fluctuations in foreign currency exchange rates and the timing of product shipments (the U.S. list price of an SLA-500, for example, exceeds $400,000; thus the acceleration or delay of a small number of shipments from one quarter to another can significantly affect the results of operations for the quarters involved).

During 1996, there are several other factors which may impact quarterly sales. During January 1996, the Company announced two new products -- the SLA-350 Series 10, a new, advanced SLA system and the low-priced Actua 2100 office modeler (which uses a technology completely different from stereolithography), designed for operation in engineering and design offices. During May, the Company began commercial shipments of the SLA-350, and is presently continuing its development efforts in connection with the Actua 2100 and shipments of the Actua will be delayed until certain technical issues have been resolved. While shipments are currently scheduled to commence prior to the end to the current fiscal year, the possibility exists that first shipments may be further delayed. Additionally, the possibility exists that the introduction of these new products may have caused, and may impact in the future, potential customers of the Company who were considering the purchase of one of the Company's current models to defer their purchase decision until further information is available as to the performance and reliability of the new products. Delays in shipments of new products may also occur as a result of unexpected problems encountered in actual use. In addition, during June, the Company began the relocation of its manufacturing and customer support operations to Colorado. While the Company has not experienced any material problems to date, if the Company experiences problems in connection with this relocation (including difficulties in the timely hiring and training of new employees), shipment of certain of the Company's products may be delayed.

Service sales during the second quarter of 1996 increased $1.7 million or 35% compared to the second quarter of 1995, primarily as a result of increased maintenance revenues due to the larger installed base of SLA systems in the U.S. and Europe.

Product cost of sales as a percentage of product sales increased to 45% during the second quarter of 1996 compared to 44% during the second quarter of 1995. The increase in 1996 was primarily the result of an increase in commission payments to independent sales agents as a result of a greater portion of domestic SLA system sales occurring through agents in 1996 compared to the second quarter of 1995. This increase was partially offset by the increase in SLA system sales and increased manufacturing efficiencies due to the higher level of production of SLA systems in 1996. Profit

                                3D SYSTEMS CORPORATION
             Management's Discussion and Analysis of Financial Condition
                        and Results of Operations (Continued)


margins on SLA systems and related software are typically greater than margins achieved on other product sales (related hardware, parts and polymers). The Company's gross profit margins on product sales are affected by several factors including, among others, sales mix, distribution channels and fluctuations in foreign currency exchange rates and, therefore, may vary in future periods from those experienced during the second quarter of 1996. Additionally, the Company anticipates that the gross margins related to the Actua 2100 system (which are not currently expected to constitute a material portion of the Company's sales in the current fiscal year) will be lower than margins on its SLA systems, and, if revenues from the sales of Actua 2100s represent a material portion of the Company's product sales, gross margins from product sales would be reduced. The Company also anticipates that gross margins related to the Actua 2100 will be lower during the initial phases of production as a result of certain inefficiencies and anticipates, in the event of increased production, that Actua 2100 gross margins could increase as a result of lower per unit material costs (due to greater purchasing economies) and increased manufacturing efficiencies.

Service cost of sales as a percentage of service sales was 63% for both the second quarter of 1996 and 1995. Although service margins were equal, the Company did experience improved margins from field service operations which was the result of the more profitable Zephyr upgrades delivered in 1996 compared to those upgrades offered in the second quarter of 1995. The improved margins from field service operations were completely offset, however, by lower margins from the Company's U.S. Technology Center due to the Technology Center's testing of both new hardware and software products as well as increased staffing levels in 1996 and the increased use of outside vendors for certain rapid prototyping applications.

Selling, general and administrative ("S,G&A") expenses for the second quarter of 1996 were 33.6% of sales compared to 30.2% in the second quarter of 1995. S,G&A expenses increased $1.8 million or 41% in 1996 compared to the second quarter of 1995, primarily as a result of expanded sales and marketing programs in both the U.S. and Europe. The Company currently anticipates that S,G&A expenses for the remainder of 1996 will not be significantly different from the levels experienced during the second quarter of 1996. The Company currently anticipates that if its revenues continue to grow, S,G&A expenses as a percentage of total sales in the current year should begin to decline, primarily as a result of economies of scale. However, these are forward looking statements and as with other such statements is subject to uncertainties. For example, if sales do not continue to grow over the period, it is less likely that S,G&A expenses as a percentage of total sales would decline.

Research and development ("R&D") expenses during the second quarter of 1996 increased approximately $450,000 or 33% compared to the second quarter of 1995. The increase in R&D expenses in 1996 was primarily the result of the Company's efforts towards the development of the Actua 2100. Based on the Company's historical expenditures related to research and development and its current development goals, the Company anticipates for the foreseeable future, research and development expenses will be equal to approximately ten percent of sales. However, this is a forward-looking statement and, as with any such statement , is subject to uncertainties. For example, if total sales of the Company for any particular period do not meet the anticipated sales of the Company for that period, research and development expenses as a percentage of sales may exceed 10%.

Operating income for the second quarter of 1996 was 4.9% of total sales compared to 9.7% of total sales in the second quarter of 1995. The decrease in the percentage of operating income to total sales in 1996 was primarily attributable to the increase in S,G&A expenses described above.

                                3D SYSTEMS CORPORATION
             Management's Discussion and Analysis of Financial Condition
                        and Results of Operations (Continued)



Interest income increased to $376,777 during the second quarter of 1996 compared to $107,766 during the second quarter of 1995, primarily as a result of the investment of funds from the Company's stock offering which was completed in June 1995.

Interest expense decreased to $5,158 during the second quarter of 1996 from $12,710 in the second quarter of 1995 primarily as a result of the elimination of commitment fees associated with the Company's bank line of credit in 1996 and lower imputed interest amortization due to the lower balance of severance obligations in 1996 compared to the second quarter of 1995.

For the second quarter of 1996, the Company's tax rate was 37% of pre-tax income compared to 7% for the second quarter of 1995. The low tax rate in the second quarter of 1995 was primarily due to the utilization of net operating loss carryforwards. During the third quarter of 1995, the Company realized a net income tax benefit of $2.9 million which included a deferred tax benefit resulting from the recognition of deferred tax assets of $3 million (related primarily to net operating loss carryforwards attributable to the Company's domestic operations). The Company's anticipated tax rate for the remainder of 1996 is expected to approximate 40%.

                                3D SYSTEMS CORPORATION
             Management's Discussion and Analysis of Financial Condition
                        and Results of Operations (Continued)


SIX MONTH PERIOD ENDED JUNE 28, 1996 COMPARED TO THE SIX MONTH PERIOD ENDED JUNE 30, 1995.

The Company recorded net income of $1,922,311 or $.16 per share on total sales of $37,721,912 for the six month period ended June 28, 1996 (the "first half of 1996") compared to net income of $2,741,528 or $.28 per share on total sales of $28,275,684 during the six month period ended June 30, 1995 (the "first half of 1995").

Product sales during the first half of 1996 increased $6.8 million to $25.6 million, compared to $18.8 million during the first half of 1995, an increase of 36%. The increase was primarily the result of increased shipments of SLA systems in both the U.S. and Europe which management believes is the result of increased acceptance by industry of rapid prototyping equipment and technology. The Company sold a total of 73 SLA systems in the first half of 1996 which was comprised of 4 SLA-190's, 29 SLA-250's, 30 SLA-500's and 10 SLA-350's, the Company's newest SLA system. During the first half of 1995, the Company sold 51 SLAs which included 1 SLA-190, 31 SLA-250's and 19 SLA-500's, the Company's largest and highest priced system.

Service sales during the first half of 1996 increased $2.7 million or 28% compared to the first half of 1995, primarily as a result of increased maintenance revenues due to the larger installed base of SLA systems in the U.S. and Europe.

Product cost of sales as a percentage of product sales increased to 45% during the first half of 1996 compared to 43% during the first half of 1995. The increase in 1996 was primarily the result of an increase in commission payments to independent sales agents in 1996 compared to the first half of 1995. This increase was partially offset by the increase in SLA system sales and increased manufacturing efficiencies due to the higher level of production of SLA systems in 1996.

Service cost of sales as a percentage of service sales increased to 63% during the first half of 1996 compared to 61% for the first half of 1995, primarily as a result of lower margins from the Company's U.S. Technology Center as a result of the Technology Center's testing of both new hardware and software products as well as increased staffing levels in 1996 and the increased use of outside vendors for certain rapid prototyping applications in 1996. The lower margins from the U.S. Technology Center were partially offset by improved margins from field service operations which was the result of the more profitable Zephyr upgrades delivered in 1996 compared to those upgrades offered in 1995.

S,G&A expenses for the first half of 1996 were 33% of sales compared to 31% in the first half of 1995. S,G&A expenses increased $3.7 million or 43% in 1996 compared to the first half of 1995, primarily as a result of expanded sales and marketing programs in both the U.S. and Europe.

R&D expenses during the first half of 1996 increased approximately $798,000 or 28% compared to the first half of 1995. The increase in R&D expenses in 1996 was primarily the result of the Company's efforts towards the development of the Actua 2100 and the SLA-350.

Operating income for the first half of 1996 was 6.3% of total sales compared to 9.8% of total sales in the first half of 1995. The decrease in the percentage of operating income to total sales in 1996 was primarily attributable to the lower gross profit margins (both products and services) and increased S,G&A expenses, as described above.

Interest income increased to $832,294 during the first half of 1996 compared to $183,098 during the first half of 1995, primarily as a result of the investment of funds from the Company's stock offering which was completed in June 1995.

                                3D SYSTEMS CORPORATION
             Management's Discussion and Analysis of Financial Condition
                        and Results of Operations (Continued)

Interest expense decreased to $11,498 during the first half of 1996 from $27,286 in the first half of 1995 primarily as a result of the elimination of commitment fees associated with the Company's bank line of credit in 1996 and lower imputed interest amortization due to the lower balance of severance obligations in 1996 compared to 1995.

For the first half of 1996, the Company's tax rate was 40% of pre-tax income compared to 6% for the first half of 1995. The low tax rate in the first half of 1995 was primarily due to the utilization of net operating loss carryforwards. During the third quarter of 1995, the Company realized a net income tax benefit of $2.9 million which included a deferred tax benefit resulting from the recognition of deferred tax assets of $3 million (related primarily to net operating loss carryforwards attributable to the Company's domestic operations). The Company's anticipated tax rate for the remainder of 1996 is expected to approximate 40%.

                                3D SYSTEMS CORPORATION
             Management's Discussion and Analysis of Financial Condition
                        and Results of Operations (Continued)

LIQUIDITY AND CAPITAL RESOURCES

                                             December 31, 1995    June 28, 1996
                                             -----------------    -------------
Cash and cash equivalents (1)                  $ 39,024,927      $ 28,162,393
Working capital (1)                              50,022,392        47,770,069

                                                    Six Month Periods Ended
                                               --------------------------------
                                               June 30, 1995      June 28, 1996
                                               -------------      -------------
Cash provided by (used for) operating
   activities                                   $ 2,459,987      $ (5,306,491)
Cash used for investing activities               (1,593,170)       (5,943,226)
Cash provided by financing
   activities                                    24,519,345           310,832

- -----------------------
(1) Includes $766,000 and $722,000 of restricted cash at December 31, 1995 and June 28, 1996, respectively.

Net cash used for operating activities during the first half of 1996 was $5.3 million. The negative cash flow from operations during the first half of 1996, comprised primarily of an increase in inventory ($5.1 million) as a result of a build-up of finished goods and other inventory items in anticipation of the Company's move of its manufacturing operations to Colorado and to a lesser extent the timing of orders received during the second quarter of 1996 (see "Results of Operations"), an increase in accounts receivable ($2.1 million) as a result of the increase in sales during the second quarter of 1996 and a decrease in accounts payable ($1.9 million) and accrued liabilities ($1.2 million), was partially offset by net income ($1.9 million), non cash depreciation and amortization ($1.5 million), and a decrease in deferred tax assets ($1.5 million).

Net cash used for investing activities during the first half of 1996 totalled $5.9 million and was primarily the result of construction expenditures related to the Company's Grand Junction, Colorado facility ($4.1 million) and SLA equipment manufactured for use as demonstration equipment ($1.2 million). The Company is currently in the process of obtaining tax-exempt Industrial Development Bond financing of its Colorado facility in the amount of approximately $4.9 million. The Company anticipates the completion of this financing transaction by the end of August, 1996. No assurances can be given, however, that the Company will complete this debt financing transaction.

Net cash provided by financing activities during the first half of 1996 of $310,832 was the result of the exercise of stock options by employees.

During June, 1996, the Company received a non-binding commitment from Silicon Valley Bank ("SVB") to amend its $4,000,000 revolving line of credit ("New Credit Facility"). The New Credit Facility is subject to, among other things, the completion and execution of final documentation.

Under the terms of the New Credit Facility, which would remain in effect through July 5, 1997, the Company would be able to borrow from SVB, up to $4,000,000, at prime. The New Credit Facility, which is unsecured, will contain certain financial covenants including the maintenance of certain financial ratios, working capital, tangible net worth as well as covenants limiting mergers, acquisitions, recapitalizations, dividends, loans to others, and hypothecation of assets or corporate guarantees.

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

                                3D SYSTEMS CORPORATION
             Management's Discussion and Analysis of Financial Condition
                        and Results of Operations (Continued)


PART II - OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders

(a)      On May 23, 1996, the Company held its Annual Meeting of Stockholders.

(b) At the meeting, two Class III Directors were elected for a term of three years. The following table sets forth the identity of the directors elected and the voting results:

                        Director       With Authority      Without Authority
                    ---------------------------------------------------------
                   John D. Beadsmoore     9,378,039             580,971
                   Charles W. Hull        9,380,872             578,138


(c)      At the meeting, stockholders approved the 1996 Stock Incentive Plan:

              For       Against        Abstain        Broker Non Votes
         --------------------------------------------------------------
          5,957,348    1,748,002        35,832           2,079,961

(d) At the meeting, stockholders approved the 1996 Non-Employee Director Stock Option Plan:

              For       Against        Abstain        Broker Non Votes
         --------------------------------------------------------------
          7,492,794     369,719         39,401           1,919,229


ITEM 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

    11.    Computation of per share earnings.

(b)  Reports on Form 8-K

    None

                                      SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





/s/ Gordon L. Almquist                                     8/8/96
- -------------------------------------                 -----------------
   Gordon L. Almquist                                       Date
   Vice President, Finance
   Chief Financial Officer and Secretary
   (Principal Financial Officer and Principal
   Accounting Officer)

   (Duly authorized to sign on behalf of Registrant)