Form 10-K/A
3 D SYSTEMS CORP
filed 1996-10-01
CIK 910638

===========================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K/A
                                Amendment No. 1

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER  0-22250

                            3D SYSTEMS CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

      DELAWARE                                         95-4431352
(State or other jurisdiction                      (I.R.S. Employer
of incorporation  or organization)                Identification  No.)

                               26081 Avenue Hall
                          Valencia, California  91355
             (Address of principal executive offices and zip code)

                                (805) 295-5600
             (Registrant's telephone number, including area code)

         Securities registered pursuant to Section 12(b) of the Act:

                                     None

          Securities registered pursuant to Section 12(g) of the Act:

                         Common stock, $.001 par value

                        Preferred Stock Purchase Rights

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes    X     No       .
                                                 -------     ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any Amendment to this Form 10-K. [ ]

At February 28, 1996, there were outstanding 11,285,266 shares of the Common Stock of Registrant, and the aggregate market value of the shares held on that date by non-affiliates of Registrant, based on the closing price ($20.31 per share) of the Registrant's Common Stock on the Nasdaq National Market on that date, was $178,075,639. For purposes of this computation, it has been assumed that the shares beneficially held by directors and officers of Registrant were "held by affiliates"; this assumption is not to be deemed to be an admission by such persons that they are affiliates of Registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's Proxy Statement with respect to its 1996 Annual Meeting of Shareholders, currently scheduled to be held May 23, 1996, are incorporated by reference into Part III of this Report.

===============================================================================

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON
----------------------------------------------------------------
FORM 8-K
--------
a The following Consolidated Financial Statements, Financial Statement Schedule and Exhibits are filed as part of this Annual Report on Form 10-K as listed on page F1 of this document.

b    REPORTS ON FORM 8-K

     No reports on Form 8-K were filed by the Registrant during the quarter ended December 31, 1995.

c    EXHIBITS

     The following exhibits are included as part of this Annual Report on Form 10-K and incorporated herein by this reference:

     1.1 Arrangement Agreement (and related exhibits) among Registrant, 3-D Canada and Avenue Hall Holding Corporation, dated as of May 19, 1993. Incorporated by reference to Exhibit 1.1 to Form 8-B filed August 16, 1993 and the amendment thereto filed on Form 8-B/A filed on February 4, 1994.

     1.2 Exchange Agreement among Registrant, 3-D Canada, Avenue Hall Holding Corporation and Montreal Trust Company of Canada, dated as of May 19, 1993. Incorporated by reference to Exhibit 1.2 to Form 8-B filed August 16, 1993 and the amendment thereto filed on Form 8-B/A filed February 4, 1994.

     2.1 Material captioned "United States Domestication of the Company" set forth in the Information Circular (Proxy Statement) dated May 21, 1993, for the Annual Meeting of Shareholders of 3-D Canada, held on June 25, 1993, filed with the Securities and Exchange Commission on May 24, 1993.

     2.2 Asset Purchase Agreement entered into as of December 31, 1990 by and between Spectra-Physics GmbH and 3D Systems GmbH. Incorporated herein by reference to Exhibit 2.1 to 3-D Canada's Current Report on Form 8-K filed January 14, 1991 and the amendments thereto.

     2.3 Agreement for transfer of a business entered into as of December 31, 1990 by and between Spectra-Physics (France) and 3D Systems France. Incorporated herein by reference to Exhibit 2.2 to 3-D Canada's Current Report on Form 8-K filed January 14, 1991 and the amendments thereto.

     2.4 Asset Purchase Agreement entered into as of December 31, 1990 by and between Spectra-Physics Limited and 3D Systems, Inc. Limited (England). Incorporated herein by reference to Exhibit 2.3 to 3-D Canada's Current Report on Form 8-K filed January 14, 1991 and the amendments thereto.

     2.5 Amendment dated August 28, 1991 to Asset Purchase Agreement between 3D Systems GmbH and Spectra-Physics GmbH dated December 29, 1990. Incorporated herein by reference to Exhibit 2.4 to 3-D Canada's Current Report on Form 8-K filed September 11, 1991.

     3.1 Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to Form 8-B filed August 16, 1993 and the amendment thereto filed on Form 8-B/A filed on February 4, 1994.

     3.2 Bylaws of Registrant. Incorporated by reference to Exhibit 3.2 to Form 8-B filed August 16, 1993 and the amendment thereto filed on Form 8-B/A filed on February 4, 1994.

     4.1* 1989 Employee and Director Incentive Plan. Incorporated by reference to Exhibit 4.1 to Form 8-B filed August 16, 1993 and the amendment thereto filed on Form 8-B/A filed on February 4, 1994.

     4.2* Form of Director Option Contract to be entered into pursuant to the 1989 Employee and Director Incentive Plan. Incorporated by reference to Exhibit 4.2 to Form 8-B filed August 16, 1993 and the amendment thereto filed on Form 8-B/A filed on February 4, 1994.

     4.3* Form of Officer Option Contract to be entered into pursuant to the 1989 Employee and Director Incentive Plan. Incorporated by reference to Exhibit 4.3 to Form 8-B filed August 16, 1993 and the amendment thereto filed on Form 8-B/A filed on February 4, 1994.

     4.4* Form of Employee Option Contract to be entered into pursuant to the 1989 Employee and Director Incentive Plan. Incorporated by reference to Exhibit 4.4 to Form 8-B filed August 16, 1993 and the amendment thereto filed on Form 8-B/A filed on February 4, 1994.

     10.1 Lease with respect to Valencia property dated as of July 12, 1988, by and between 3D California and Valencia Tech Associates. Incorporated herein by reference to Exhibit 3.1 to 3-D Canada's annual Report on Form 20-F for the year ended December 31, 1987 (Reg. No. 0-16333).

___________________
* Management contract or compensatory plan or arrangement

     10.2 Amendment No. 1 to Lease Agreement between 3D California and Katell Valencia Associates, a California limited partnership, dated May 28, 1993. Incorporated by reference to Exhibit 10.2 to Form 8-B filed August 16, 1993 and the amendment thereto filed on Form 8-B/A filed on February 4, 1994.

     10.3 Agreement dated as of July 19, 1988, by and among 3D California, UVP, Cubital, Ltd. and Scitex Corporation Ltd. Incorporated herein by reference to Exhibit 3.10 to 3-D Canada's Annual Report on Form 20-F for the year ended December 31, 1987 (Reg. No. 0-16333).

     10.4 Exclusive License Agreement dated as of May 16, 1986, by and between 3D California and UVP. Incorporated herein by reference to Exhibit 5 to 3-D Canada's Registration Statement on Form 20-F (Reg. No. 0-16333).

     10.5 Form of Subscription Agreement made as of the 18th day of April, 1989 between 3-D Canada and places pursuant to the private placement of special warrants completed on April 27, 1989, together with all Schedules thereto, and form of Confirmation of Agreement. Incorporated herein by reference to Exhibit 2.6 to 3-D Canada's Annual Report on Form 20-F for the year ended December 31, 1988.

     10.6 Patent Purchase Agreement dated January 5, 1990 by and between 3D California and UVP. Incorporated herein by reference to Exhibit
          10.28 to 3-D Canada's Registration Statement on Form S-1 (Reg. No. 33-31789).

     10.7 Security Agreement dated as of the 5th day of January, 1990 by and between UVP and 3D California relating to security interest on UVP Patent. Incorporated herein by reference to Exhibit 10.29 to 3-D Canada's Registration Statement on Form S-1 (Reg. No. 33-31789).

     10.8 Assignment of UVP Patent dated January 12, 1990 by UVP to 3D California. Incorporated herein by Reference to Exhibit 10.30 to 3-D Canada's Registration Statement on Form S-1 (Reg. No. 33-31789).

     10.9 Exchange Agreement dated July 23, 1990 by and among 3-D Canada, 3D California, CIBA-GEIGY Capital Corporation, Raymond S. Freed, Charles
          W. Hull, Bethany Griffiths, Virginia Hiramatsu, Paul B. Warren and Edwin J. Kaftal, together with all Exhibits thereto. Incorporated herein by reference to Exhibit 10.30 to 3-D Canada's Registration Statement on Form S-1 (Reg. No. 33-31789).

     10.10 Research and Development Agreement entered into as of August 15, 1990 by and between 3D California and Ciba-Geigy Limited. Incorporated herein by reference to Exhibit 10.32 to 3-D Canada's Current Report on Form 8-K filed August 21, 1990 and the amendments thereto.

     10.11 Distribution Agreement entered into as of July 1, 1990 by and between 3D California and Ciba-Geigy Limited. Incorporated herein by reference to Exhibit 10.33 to 3-D Canada's Current Report on Form 8-K filed August 21, 1990 and the amendments thereto.

     10.12 Severance agreements: 10.12(a) Severance Agreement dated April 5, 1991 by and between 3-D Canada and Mr. Raymond S. Freed; and 10.12(b) Severance Agreement dated May 15, 1991 by and between 3-D Canada and Mr. Edwin J. Kaftal. Incorporated by reference to 3-D Canada's Quarterly Report on Form 10-Q for the quarter ended June 30, 1991, and the amendments thereto.

     10.13* Employment Agreement dated of as September 4, 1991, between 3D California and Arthur B. Sims. Incorporated herein by reference to Exhibit 10.14 to 3-D Canada's Annual Report on Form 10-K for the year ended December 31, 1992, and the amendments thereto.

     10.14* Employment Agreement dated as of September 6, 1991, between 3D California and Gordon L. Almquist. Incorporated herein by reference to Exhibit 10.15 to 3-D Canada's Annual Report on Form 10-K for the year ended December 31, 1992, and the amendments thereto.

     10.15* Employment Agreement dated as of October 31, 1991, between 3D California and Edward G. Gloyne. Incorporated herein by reference to Exhibit 10.16 to 3-D Canada's Annual Report on Form 10-K for the year ended December 31, 1992, and the amendments thereto.

     10.16* Employment Agreement dated as of June 29, 1992 between 3D California and Richard P. Fedchenko. Incorporated herein by reference to Exhibit 10.18 to 3-D Canada's Annual Report on Form 10-K for the year ended December 31, 1992, and the amendments thereto.

     10.17 Form of Indemnification Agreement between Registrant and certain of its executive officers and directors. Incorporated by reference to Exhibit 10.18 to Form 8-B filed August 16, 1993 and the amendment thereto filed on Form 8-B/A filed on February 4, 1994.



___________________
* Management contract or compensatory plan or arrangement


     10.18 Amendment No.1 to a Shareholders' Agreement, such Shareholders' Agreement being dated as of April 10, 1991, among 1726 Holdings Ltd., a British Columbia corporation ("1726"), Lionheart Capital Corp., a British Columbia corporation ("Lionheart"), 3-D Canada, and Raymond S. Freed, Charles W. Hull, Bethany Griffiths, Virginia Hiramatsu, Paul B. Warren and Edwin J. Kaftal (Freed, Hull, Griffiths, Hiramatsu, Warren and Kaftal are collectively referred to as the "Founders"), dated as of May 5, 1993, by and among 1726, Lionheart, 3-D Canada, the Founders and Registrant. Incorporated by reference to Exhibit 10.19 to Form 8-B filed August 16, 1993 and the amendment thereto filed on Form 8-B/A filed on February 4, 1994.

     10.19 Loan and Security Agreement, as amended, dated as of June 2, 1993, by and between 3-D California, 3D Systems Inc. Limited (England), 3D Systems France SARL, 3D Systems GmbH, 3D Systems Japan, Ltd. and Silicon Valley Bank. Incorporated by reference to Exhibit 10.20 to Form 8-B filed August 16, 1993 and the amendment thereto filed on Form 8-B/A filed on February 4, 1994.

     10.20 Cross-Corporate Continuing Guaranty dated as of August 12, 1993, executed by Registrant, 3D Systems Inc. Limited (England), 3D Systems France SARl, 3D Systems GmbH, 3D Systems Japan, Ltd. and 3D California in favor of Silicon Valley Bank. Incorporated by reference to Exhibit 10.21 to Form 8-B filed August 16, 1993 and the amendment thereto filed on Form 8-B/A filed on February 4, 1994.

     10.21 Warrant to Purchase Common Stock, dated August 12, 1993, granted by Registrant in favor of Silicon Valley Bank. Incorporated by reference to Exhibit 10.22 to Form 8-B filed August 16, 1993 and the amendment thereto filed on Form 8-B/A filed on February 4, 1994.

     10.22 Antidilution Agreement dated as of August 12, 1993, by and between Registrant and Silicon Valley Bank. Incorporated by reference to Exhibit 10.23 to Form 8-B filed August 16, 1993 and the amendment thereto filed on Form 8-B/A filed on February 4, 1994.

     10.23 Registration Rights Agreement dated as of August 12, 1993, by and between Registrant and Silicon Valley Bank. Incorporated by reference to Exhibit 10.24 to Form 8-B filed August 16, 1993 and the amendment thereto filed on Form 8-B/A filed on February 4, 1994.

     10.24 Assumption Agreement dated as of August 12, 1993, by and between 3D Systems (Canada) Inc. and Silicon Valley Bank. Incorporated by reference to Exhibit 10.25 to Form 8-B filed August 16, 1993 and the amendment thereto filed on Form 8-B/A filed on February 4, 1994.

     10.25 Letter Agreement dated July 31, 1993 by and among 3D California, Silicon Valley Bank, and UVP, Inc. Incorporated by reference to
               Exhibit 10.26 to Form 8-B filed August 16, 1993 and the amendment thereto filed on Form 8-B/A filed on February 4, 1994.

     10.26 Standby Share Purchase Agreement dated as of May 26, 1992, by and among 3-D Canada and Invesco MIM, C&S Investment Management, Ltd., Noland Carter, Prudential Portfolio Managers Limited, Fred
               C. Goad, Jr., The Clark Estates, Inc., Foreign & Colonial Smaller Companies PLC. Incorporated herein by reference to
               Exhibit 1.2 to 3-D Canada's Registration Statement on Form S-2 (Reg. No. 33-46823).

     10.27 Stock Purchase Agreement, as amended, dated as of September 30, 1986, by and among 3D California, Lionheart Resources Corporation, a British Columbia corporation, and 3-D Canada.

               Incorporated herein by reference to Exhibit 4 to 3-D Canada's annual report on Form 20-F for the year ended December 31, 1987 (Reg. No. 0-16333).

     10.28 Security Agreement dated as of August 12, 1993, by and between Registrant and Silicon Valley Bank. Incorporated by reference to Exhibit 10.29 to Form 8-B filed August 16, 1993 and the amendment thereto filed on Form 8-B/A filed on February 4, 1994.

     10.29 Letter of Understanding with respect to Loan and Security Agreement, as amended, dated August 12, 1993, by and between 3-D California, 3D Systems Inc. Limited (England), 3D Systems France SARL, 3D Systems GmbH, 3D Systems Japan, Ltd. and Silicon Valley Bank. Incorporated by reference to Exhibit 10.30 to Form 8-B filed August 16, 1993 and the amendment thereto filed on Form 8-B/A filed on February 4, 1994.

     10.30 Settlement Agreement and Release dated August 11, 1993, by and between 3D California, Federal Insurance Company and Chubb & Son, Inc. Incorporated by reference to Exhibit 10.31 to Form 8-B filed August 16, 1993 and the amendment thereto filed on Form 8-B/A filed on February 4, 1994.

     10.31 Termination Agreement entered into as of January 1, 1990 by and among 3D California, The Japan Steel Works, Ltd. and 3D Systems Japan, Ltd. Incorporated herein by reference to Exhibit 10.27 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1989.

     10.32 Amendment to Termination Agreement dated April 13, 1993 by and among 3D California, The Japan Steel Works, Ltd. and 3D Systems Japan, Ltd. Incorporated by reference to Exhibit 10.33 to Form 8-B filed August 16, 1993 and the amendment thereto filed on Form 8-B/A filed on February 4, 1994.

     10.33* Employment Agreement dated March 1, 1994, by and among the Registrant, 3D Systems, Inc., a California corporation and Charles W. Hull. Incorporated herein by reference to Exhibit
               10.1 to the Registrant's Form 10-Q for the quarterly period ended July 1, 1994 filed on August 9, 1994.

____________________
* Management contract or compensatory plan or arrangement

     10.34* Employment Letter dated February 8, 1993 among 3D Systems, Inc., a California corporation and Robert Horrell.

     10.35 Amendment to Loan Agreement dated as of August 3, 1994, by and between 3D Systems, Inc., 3D Systems Inc. Limited, 3D Systems France SARL, 3D Systems GmbH and Silicon Valley Bank. Incorporated herein by reference to Exhibit 10.36 to the Registrant's Form 10-Q for the quarterly period ended September 30, 1994 filed on November 4, 1994.

     10.36 Amended Schedule to Loan and Security Agreement dated as of August 3, 1994, by and between 3D Systems, Inc., 3D Systems Inc.

               Limited, 3D Systems France SARL, 3D Systems GmbH and Silicon Valley Bank. Incorporated herein by reference to Exhibit 10.37 to the Registrant's Form 10-Q for the quarterly period ended September 31, 1994 filed on November 4, 1994.

     10.37 Collateral Assignment, Patent Mortgage and Security Agreement dated as of August 3, 1991, by and between 3D Systems, Inc., 3D Systems Inc. Limited, 3D Systems France SARL, 3D Systems GmbH, 3D Systems Corporation, 3D Systems (Canada) Inc. and Silicon Valley Bank. Incorporated herein by reference to Exhibit 10.38 to the Registrant's Form 10-Q for the quarterly period ended September 30, 1994 filed on November 4, 1994.

     10.38* Employment Agreement dated October 31, 1994, by and among the Registrant, 3D Systems, Inc., a California corporation and Arthur B. Sims. Incorporated by reference to Exhibit 10.39 to Form 10-K for the year ended December 31, 1994.

     10.39 Letter of intent dated March 7, 1995 by and between 3D Systems, Inc., a California corporation and CIBA-GEIGY Corporation, a New York corporation. Incorporated by reference to Exhibit 10.40 to Form 10-K for the year ended December 31, 1994.

     10.40 Agreement dated October 4, 1995 between the Registrant and Mesa County Economic Development Council, Inc., a Colorado non-profit Corporation. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 10-Q for the quarterly period ended September 29, 1995 filed November 13, 1995.

     10.41 Amendment No. 1 to Distribution Agreement dated May 5, 1995 between CGNY and the Registrant. Incorporated herein by reference to Exhibit 10.40 to Amendment No. 1 to Registration Statement on Form S-2 filed on May 25, 1995.

     10.42 Registration and Indemnification Agreement dated June 1995 between the Registrant and 1726 Holdings Canada, Inc. Incorporated herein by reference to Exhibit 10.41 to Amendment No. 2 to Registration Statement of Form S-2 filed on June 13, 1995.

____________________
* Management contract or compensatory plan or arrangement

     10.43* Employment Agreement dated as of December 27, 1995 between the Registrant and A. Sidney Alpert.**

     10.44 Amendment dated July 5, 1995 to Loan and Security Agreement dated June 2, 1993, as previously amended, by and between 3-D California, 3D Systems, Inc. Limited, 3D Systems France SARL, 3D Systems GmbH and Silicon Valley Bank.**

     10.45 License, Development, and OEM Agreement dated March 31, 1995 between Spectra, Inc. and 3D Systems, Inc. [Portions of Exhibit
               10.45 have been deleted and filed separately with the Securities and Exchange Commission pursuant to a grant of Confidential Treatment].

     11.1*     Computation of Per Share Earnings.**

     22.1 Subsidiaries of the Registrant.**

     23.1 Consent of Independent Public Accountants - Coopers & Lybrand L.L.P.*
          *
_________________

*     Management contract or compensatory plan or arrangement
**    Previously filed



                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   3D SYSTEMS CORPORATION



   DATE:  9/27/96                  /s/ Gordon L. Almquist
       ------------------------    ----------------------------------
                                   Gordon L. Almquist
                                   Chief Financial Officer,
                                   Vice President, Finance and Secretary
                                   (Principal Financial Officer
                                   and Principal Accounting Officer)




                                 EXHIBIT INDEX



                                                       SEQUENTIALLY
                                                       NUMBERED
EXHIBIT NO.    DESCRIPTION                                 PAGE
-----------    -----------                             ----------
10.43          Employment Agreement dated as of
               December 27, 1995 between the
               Registrant and A. Sidney Alpert.**

10.44          Amendment dated July 5, 1995 to Loan
               and Security Agreement dated June 2,
               1993, as previously amended, by and
               between 3-D California, 3D Systems,
               Inc. Limited (England), 3D Systems
               France SARL, 3D Systems GmbH and Silicon
               Valley Bank.**

10.45          License, Development and OEM Agreement
               dated March 31, 1995 between Spectra, Inc.
               and 3D Systems, Inc.  [Portions of Exhibit
               10.45 have been deleted and filed separately with the Securities and Exchange Commission pursuant to a grant of Confidential
               Treatment].

11.1           Computation of Per Share Earnings.**

22.1           Subsidiaries of the Registrant.**

23.1           Consent of Independent Public Accountants-
               Coopers & Lybrand, LLP**





___________________________
** Previously filed