Form 10-Q
period 1996-09-27
3 D SYSTEMS CORP
filed 1996-11-12
CIK 910638

                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549


                                      FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 27, 1996

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

                               Yes  X           No
                                  -------          -------

Shares of Common Stock, par value $0.001, outstanding as of October 31, 1996:
11,342,826 shares


                                       Page 1 0f 17

                                3D SYSTEMS CORPORATION


                                  TABLE OF CONTENTS

                                                                     Page
PART I.  FINANCIAL INFORMATION                                      Number
                                                                    ------

    ITEM 1. Financial Statements

         Consolidated Balance Sheets,
         December 31, 1995 and September 27, 1996 . . . . . . . . . .  3

         Consolidated Statements of Operations
         For the Three and Nine Month Periods Ended
         September 29, 1995 and September 27, 1996  . . . . . . . . .  4

         Consolidated Statements of Cash Flows
         for the Nine Month Periods Ended
         September 29, 1995 and September 27, 1996  . . . . . . . . .  5

         Notes to Consolidated Financial Statements,
         December 31, 1995 and September 27, 1996 . . . . . . . . . .  6

    ITEM 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations . . . . . . . . . . .  8

PART II.  OTHER INFORMATION

    ITEM 6. Exhibits and Reports on Form 8-K  . . . . . . . . . . . .  16

                                3D SYSTEMS CORPORATION
                             Consolidated Balance Sheets


                                                                                                       (Unaudited)
                            ASSETS                                      December 31, 1995           September 27, 1996
                                                                        -----------------           ------------------

Current assets:
  Cash and cash equivalents                                             $38,258,927                 $29,745,559
  Restricted cash                                                           766,000                     722,000
  Accounts receivable, less allowances for
   doubtful accounts of $368,399 at December 31, 1995 and
   $399,376 at September 27, 1996                                        14,439,863                  18,006,985
  Current portion of lease receivables                                            0                     374,650
  Inventories (Note 2)                                                    6,627,317                  11,763,861
  Deferred tax assets                                                     5,301,118                   3,710,912
  Prepaid expenses and other current assets                               1,608,203                   1,826,780
                                                                        -----------                 -----------
     Total current assets                                                67,001,428                  66,150,747

Property and equipment, net (Note 3)                                      8,940,571                  14,875,633
Licenses and patent costs, net                                            3,520,500                   3,567,645
Deferred tax assets                                                       1,029,000                   1,029,000
Lease receivables, less current portion                                           0                   1,352,938
Other assets                                                              1,059,507                   1,527,948
                                                                        -----------                 -----------
                                                                        $81,551,006                 $88,503,911
                                                                        -----------                 -----------
                                                                        -----------                 -----------
              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                      $ 5,305,349                 $ 2,945,455
  Accrued liabilities                                                     6,672,261                   6,841,064
  Current portion of long-term debt (Note 5)                                      0                     245,000
  Customer deposits                                                       1,233,305                   1,239,964
  Deferred revenues                                                       3,768,121                   4,660,526
                                                                        -----------                 -----------
     Total current liabilities                                           16,979,036                  15,932,009

Other liabilities                                                         1,621,515                   1,554,593
Long-term debt, less current portion (Note 5)                                     0                   4,655,000
                                                                        -----------                 -----------
                                                                         18,600,551                  22,141,602
                                                                        -----------                 -----------

Stockholders' equity:
  Preferred stock, $.001 par value.  Authorized 5,000,000
    shares; none issued
  Common stock, $.001 par value.  Authorized 25,000,000
    shares; issued and outstanding 11,279,232 at
    December 31, 1995 and 11,342,826 at September 27, 1996                   11,279                      11,343
  Capital in excess of par value                                         71,850,602                  72,415,049
  Accumulated deficit                                                    (8,907,788)                 (5,970,073)
  Cumulative translation adjustment                                          (3,638)                    (94,010)
                                                                        -----------                 -----------
      Total stockholders' equity                                         62,950,455                  66,362,309
                                                                        -----------                 -----------
                                                                        $81,551,006                 $88,503,911
                                                                        -----------                 -----------
                                                                        -----------                 -----------

See accompanying notes to consolidated financial statements.

                              3D SYSTEMS CORPORATION
                       Consolidated Statements of Operations
                                   (Unaudited)


                                                Three Month Periods Ended                          Nine Month Periods Ended
                                        -------------------------------------------      -----------------------------------------
                                        September 29, 1995       September 27, 1996      September 29, 1995     September 27, 1996
                                        ------------------       ------------------      ------------------     ------------------
Sales:
 Products                                      $11,116,905              $12,594,576             $29,937,340            $38,194,461
 Services                                        4,497,941                7,195,039              13,953,190             19,317,066
                                        ------------------       ------------------      ------------------     ------------------
  Total sales                                   15,614,846               19,789,615              43,890,530             57,511,527
                                        ------------------       ------------------      ------------------     ------------------

Cost of sales:
 Products                                        5,053,438                5,888,696              13,214,645             17,472,167
 Services                                        2,921,374                4,403,358               8,689,420             12,071,149
                                        ------------------       ------------------      ------------------     ------------------
  Total cost of sales                            7,974,812               10,292,054              21,904,065             29,543,316
                                        ------------------       ------------------      ------------------     ------------------
Gross profit                                     7,640,034                9,497,561              21,986,465             27,968,211
                                        ------------------       ------------------      ------------------     ------------------

Operating expenses:
 Selling, general and administrative             4,780,687                6,077,601              13,497,977             18,505,355
 Research and development                        1,404,439                2,220,936               4,257,864              5,872,443
                                        ------------------       ------------------      ------------------     ------------------
  Total operating expenses                       6,185,126                8,298,537              17,755,841             24,377,798
                                        ------------------       ------------------      ------------------     ------------------

Income from operations                           1,454,908                1,199,024               4,230,624              3,590,413

Interest income                                    541,392                  361,794                 724,490              1,194,088
Interest expense                                    (7,989)                 (34,753)                (35,275)               (46,251)
                                        ------------------       ------------------      ------------------     ------------------
Income before provision for
 income taxes                                    1,988,311                1,526,065               4,919,839              4,738,250

Provision for income taxes (benefit)            (2,877,394)                 510,661              (2,687,394)             1,800,535
                                        ------------------       ------------------      ------------------     ------------------
Net income                                     $ 4,865,705              $ 1,015,404             $ 7,607,233            $ 2,937,715
                                        ------------------       ------------------      ------------------     ------------------
                                        ------------------       ------------------      ------------------     ------------------
Net income per share                           $       .41              $       .09       $             .73            $       .25
                                        ------------------       ------------------      ------------------     ------------------
                                        ------------------       ------------------      ------------------     ------------------
Weighted average number of shares
 outstanding during the period                  11,728,940               11,696,778              10,351,183             11,762,742
                                        ------------------       ------------------      ------------------     ------------------
                                        ------------------       ------------------      ------------------     ------------------

See accompanying notes to consolidated financial statements.

                                3D SYSTEMS CORPORATION
                         Consolidated Statements of Cash flows
     For the Nine Month Periods Ended September 29, 1995 and September 27, 1996
                                      (Unaudited)
                                                   1995                1996
                                               -----------          -----------
Cash flows from operating activities:
 Net income                                    $ 7,607,233          $ 2,937,715
 Adjustments to reconcile net income
  to net cash provided by (used for)
  operating activities:
  Deferred income taxes                         (3,160,000)           1,590,000
  Depreciation of property and equipment         1,175,193            1,725,277
  Amortization of licenses and patent costs        368,818              428,101
  Amortization of software development costs       319,955              366,752
  Changes in operating assets and liabilities:
   Accounts receivable                          (5,326,206)          (3,721,706)
   Lease receivables                                     0           (1,727,588)
   Inventories                                  (1,756,497)          (5,154,647)
   Prepaid expenses and other current assets       (21,011)            (254,286)
   Other assets                                   (404,385)            (863,989)
   Accounts payable                                534,307           (2,141,105)
   Accrued liabilities                           1,283,343              224,353
   Customer deposits                               694,661                6,251
   Deferred revenues                               924,797              907,513
   Other liabilities                               (84,397)             (47,565)
                                               -----------          -----------
    Net cash provided by (used for)
     operating activities                        2,155,811           (5,724,924)
                                               -----------          -----------
Cash flows from investing activities:
 Purchase of property and equipment             (2,059,156)          (8,882,502)
 Disposition of property and equipment             115,701            1,198,316
 Increase in licenses and patent costs            (278,295)            (476,907)
                                               -----------          -----------
    Net cash used for investing activities      (2,221,750)          (8,161,093)
                                               -----------          -----------
Cash flows from financing activities:
 Net proceeds from stock offering               31,476,933                    0
 Exercise of stock options and warrants            250,136              371,486
 Proceeds from long-term debt                            0            4,900,000
                                               -----------          -----------
    Net cash provided by financing activities   31,727,069            5,271,486

 Effect of exchange rate changes on cash          (341,383)             101,163
                                               -----------          -----------
Net increase (decrease) in cash and
 cash equivalents                               31,319,747           (8,513,368)
Cash and cash equivalents at the
 beginning of the period                         6,423,523           38,258,927
                                               -----------          -----------
Cash and cash equivalents at the
 end of the period                             $37,743,270          $29,745,559
                                               -----------          -----------
                                               -----------          -----------
Supplemental disclosures of cash
 flow information:
  Cash paid during the period for:
   Interest                                    $    25,274          $    37,052
                                               -----------          -----------
                                               -----------          -----------
   Income taxes                                $   303,014          $ 1,544,273
                                               -----------          -----------
                                               -----------          -----------
See accompanying notes to consolidated financial statement.

                                 3D SYSTEMS CORPORATION
                      Notes to Consolidated Financial Statements
                       December 31, 1995 and September 27, 1996
                                      (Unaudited)


(1) Basis of Presentation.

    The accompanying unaudited consolidated financial statements of 3D Systems Corporation and subsidiaries (the "Company") are prepared in accordance with instructions to Form 10-Q and, in the opinion of management include all material adjustments (consisting only of normal recurring accruals) which are necessary for the fair presentation of results for the interim periods. The Company reports its interim financial information on a 13 week basis ending the last Friday of each quarter, and reports its annual financial information through the calendar year ended December 31. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. The results of the nine month period ended September 27, 1996 are not necessarily indicative of the results to be expected for the full year.

    Certain reclassifications have been made to the prior year consolidated financial statements to conform to the current year presentation.

(2) Inventories.

                                         December 31, 1995   September 27, 1996
                                         -----------------   ------------------
      Raw materials                            $ 2,100,269          $ 6,067,342
      Work in progress                           2,022,565            1,795,765
      Finished goods                             2,504,483            3,900,754
                                         -----------------   ------------------
                                               $ 6,627,317          $11,763,861
                                         -----------------   ------------------
                                         -----------------   ------------------

(3) Property and Equipment.
                                         December 31, 1995   September 27, 1996
                                         -----------------   ------------------
      Land                                     $   435,600          $   435,600
      Building                                         ---            4,362,141
      Machinery and equipment                    8,829,827           12,468,768
      Office furniture and equipment             1,861,702            2,040,894
      Leasehold improvements                     1,617,215            1,797,572
      Rental equipment                             622,483              727,329
      Construction in progress                   2,133,289              378,361
                                         -----------------   ------------------
                                                15,500,116           22,210,665
      Less accumulated depreciation
       and amortization                         (6,559,545)          (7,335,032)
                                         -----------------   ------------------
                                               $ 8,940,571          $14,875,633
                                         -----------------   ------------------
                                         -----------------   ------------------

                                 3D SYSTEMS CORPORATION
                      Notes to Consolidated Financial Statements
                      December 31, 1995 and September 27, 1996
                                     (Continued)



(4) Acquisition.

    On September 9, 1996, 3D Systems, Inc., an indirect wholly-owned subsidiary of the Company, purchased substantially all of the assets and business operations of Keltool, Inc. ("Keltool"), of St. Paul, Minnesota, a Company which produces steel tooling for plastic injection molding machines based on a patented process using sintered powdered steel. Acquired in-process technology valued at $430,000 was expensed immediately. The purchase price paid by the Company included $1,740,000 payable in cash (of which $875,000 was paid on September 9, 1996 and $865,000 paid on October 10, 1996), the assumption of certain liabilities ($13,000) and the value of warrants to purchase 50,000 shares at an exercise price of $14.75 per share ($193,000). The warrants were issued at fair market value and expire on September 9, 1999.

    The allocation of the purchase consideration for Keltool are as follows:

         Trade receivables                              $   72,000
         Inventory                                          46,000
         Equipment                                         505,000
         In process research and development projects      430,000
         Intangible assets                                 893,000
                                                        ----------
                                                        $1,946,000
                                                        ----------
                                                        ----------

    The results of operations relating to Keltool from September 9, 1996 through September 27, 1996 are included with those of the Company and were not significant.

(5) Long-Term Debt.

    On August 20, 1996, the Company completed a $4.9 million variable rate industrial development bond financing of its Colorado facility. Interest on the bonds are payable monthly (the interest rate at September 27, 1996 was 3.76%). Principal payments are payable in equal semi-annual installments of $122,500 beginning in February 1997 through August 2016. The bonds are collateralized by an irrevocable standby letter of credit issued by Norwest Bank Minnesota, N.A. which is further collateralized by the building and related machinery and equipment as well as a standby letter of credit issued by Silicon Valley Bank in the amount of approximately $1.3 million. The terms of the letters of credit require the Company to maintain specific levels of minimum tangible net worth, debt to equity ratios and quick ratio. Annual maturities of long-term debt are as follows:

                   1997                  $  250,000
                   1998                     250,000
                   1999                     250,000
                   2000                     250,000
                   2001                     250,000
                   thereafter             3,650,000
                                          ---------
                   Total                 $4,900,000
                                          ---------
                                          ---------

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

     The following table sets forth certain operating amounts and ratios as a percentage of total sales except as otherwise indicated:

                                      Three Month Periods Ended               Nine Month Periods Ended
                               --------------------------------------  --------------------------------------
                               September 29, 1995  September 27, 1996  September 29, 1995  September 27, 1996
                               ------------------  ------------------  ------------------  ------------------
                                                     (in thousands except percent data)
Sales:
 Products                                $ 11,117            $ 12,595            $ 29,938            $ 38,195
 Services                                   4,498               7,195              13,953              19,317
                               ------------------  ------------------  ------------------  ------------------
  Total sales                              15,615              19,790              43,891              57,512
                               ------------------  ------------------  ------------------  ------------------
Cost of sales:
 Products                                   5,054               5,889              13,215              17,473
 Services                                   2,921               4,403               8,689              12,071
                               ------------------  ------------------  ------------------  ------------------
  Total cost of sales                       7,975              10,292              21,904              29,544
                               ------------------  ------------------  ------------------  ------------------
Total gross profit                          7,640               9,498              21,987              27,968
  % of total sales                          48.9%               48.0%               50.1%               48.6%

Gross profit - products                     6,063               6,706              16,723              20,722
  % of total product sales                  54.5%               53.2%               55.9%               54.3%

Gross profit - services                     1,577               2,792               5,264               7,246
  % of total service sales                  35.1%               38.8%               37.7%               37.5%

Selling, general and
 administrative expenses                    4,781               6,078              13,498              18,505
  % of total sales                          30.6%               30.7%               30.8%               32.2%

Research and development expenses           1,404               2,221               4,258               5,872
  % of total sales                           9.0%               11.2%                9.7%               10.2%
                               ------------------  ------------------  ------------------  ------------------
Income from operations                      1,455               1,199               4,231               3,590
  % of total sales                           9.3%                6.1%                9.6%                6.2%

Interest income, net                          534                 327                 689               1,148
  % of total sales                           3.4%                1.6%                1.6%                2.0%

Provision for income taxes (benefit)       (2,877)                511              (2,687)              1,801
  % of total sales                          18.5%               (2.6%)               6.1%               (3.1%)
                               ------------------  ------------------  ------------------  ------------------
Net income                                  4,866               1,015               7,607               2,938
  % of total sales                          31.2%                5.1%               17.3%                5.1%
                               ------------------  ------------------  ------------------  ------------------
                               ------------------  ------------------  ------------------  ------------------

                                      Page 8 of 17

                                3D SYSTEMS CORPORATION
                  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations (Continued)

     The following table sets forth for the periods indicated total revenues attributable to each of the Company's major products and services groups, and those revenues as a percentage of total sales:


                                     Three Month Periods Ended                Nine Month Periods Ended
                               --------------------------------------  --------------------------------------
                               September 29, 1995  September 27, 1996  September 29, 1995  September 27, 1996
                               ------------------  ------------------  ------------------  ------------------
Products:                                                       (in thousands)
 SLA systems and related
  equipment                               $ 7,794             $ 9,355             $20,840             $27,275
 Resins                                     2,031               2,503               5,597               7,581
 Software, other components
  parts and rentals                         1,292                 737               3,501               3,339
                               ------------------  ------------------  ------------------  ------------------
  Total products                           11,117              12,595              29,938              38,195
                               ------------------  ------------------  ------------------  ------------------

Services:
 Maintenance                                3,258               5,808              10,513              15,482
 Technology Centers                         1,060               1,107               3,089               3,167
 Training                                     180                 280                 351                 668
                               ------------------  ------------------  ------------------  ------------------
  Total services                            4,498               7,195              13,953              19,317
                               ------------------  ------------------  ------------------  ------------------
  Total sales                             $15,615             $19,790             $43,891             $57,512
                               ------------------  ------------------  ------------------  ------------------
                               ------------------  ------------------  ------------------  ------------------
Products:
 SLA systems and related
  equipment                                  49.9%               47.3%               47.5%               47.4%
 Resins                                      13.0                12.6                12.8                13.2
 Software, other components
  parts and rentals                           8.3                 3.7                 7.9                 5.8
                               ------------------  ------------------  ------------------  ------------------
  Total products                             71.2                63.6                68.2                66.4
                               ------------------  ------------------  ------------------  ------------------

Services:
 Maintenance                                 20.9                29.4                24.0                26.9
 Technology                                   6.8                 5.6                 7.0                 5.5
 Training                                     1.1                 1.4                  .8                 1.2
                               ------------------  ------------------  ------------------  ------------------
  Total services                             28.8                36.4                31.8                33.6
                               ------------------  ------------------  ------------------  ------------------
  Total sales                               100.0%              100.0%              100.0%              100.0%
                               ------------------  ------------------  ------------------  ------------------
                               ------------------  ------------------  ------------------  ------------------


                                3D SYSTEMS CORPORATION
             Management's Discussion and Analysis of Financial Condition
                        and Results of Operations (Continued)

THREE MONTH PERIOD ENDED SEPTEMBER 27, 1996 COMPARED TO THE THREE MONTH PERIOD ENDED SEPTEMBER 29, 1995.

SALES. Sales during the three month period ended September 27, 1996 (the "third quarter of 1996") were $19.8 million, an increase of 27% over the $15.6 million recorded during the three month period ended September 29, 1995 (the "third quarter of 1995").

Product sales during the third quarter of 1996 increased $1.5 million or 13% to $12.6 million compared to $11.1 million during the third quarter of 1995. The increase was primarily the result of increased shipments of SLAs in Europe, which management believes is the result of increased sales and marketing efforts in Europe. The Company sold a total of 34 SLA systems in the third quarter of 1996, comprised of 1 SLA-190, 9 SLA-250's, 15 SLA-350's (the Company's newest SLA system which features the new Zephyr-TM-recoater, a solid state laser and an automatic resin re-filling system) and 9 SLA-500's (the Company's largest and highest priced system). During the third quarter of 1995, the Company sold 32 SLAs, comprised of 2 SLA-190's, 14 SLA-250's and 16 SLA-500's. Orders for the Company's SLA systems significantly declined (in both the U.S. and Europe) in the third quarter of 1996 compared to the third quarter of 1995, and SLA systems backlog at the end of the third quarter of 1996 was lower than the end of the third quarter of 1995.

The Company believes that the decline in the U.S. orders in the third quarter of 1996 (when compared to the third quarter of 1995) was due primarily to the performance, and termination , of a number of the Company's independent domestic sales representatives ("agents"), and, to a lesser extent, to competitive pressures. The Company's domestic marketing strategy has focused on a strong internal sales organization, as well as the utilization of agents (primarily, independent sales representatives in the machine tools industry). Because of a reduction in the performance of these agents, in August 1996, the Company determined to significantly reduce its use of these agents, and terminated its arrangements with all of them. Concurrently, the Company began actively to recruit additional personnel to bolster its internal sales and support organization. The Company currently plans to complete its recruiting efforts during the fourth quarter of 1996, and has offered its agents the opportunity to enter into new arrangements with the Company, at lower commission rates than under their prior agreements with the Company. Because of the long cycle for SLA systems sales, the Company does not anticipate that the additions to its internal sales organization will significantly increase domestic sales in the fourth quarter of 1996. While historically there has not always been a good correlation between orders and ending backlog in one quarter and revenues in the following quarter, the decline in U.S. orders in the third quarter of 1996, coupled with potential inefficiencies caused by the recent changes in the Company's domestic sales organization, could
negatively impact domestic revenues in the fourth quarter of 1996.   The
Company anticipates that European orders should increase in the fourth quarter of 1996 as compared to the third quarter of 1996.

The Company believes that SLA system sales may also fluctuate on a quarterly basis as a result of a number of other factors, including the status of world economic conditions, fluctuations in foreign currency exchange rates and the timing of product shipments (the U.S. list price of an SLA-500, for example, exceeds $400,000; thus the acceleration or delay of a small number of shipments from one quarter to another can significantly affect the results of operations for the quarters involved). Other factors which may impact quarterly sales include the introduction in 1996 of one new product, the SLA-350 Series 10, a new, advanced SLA system and the announcement of another, the low-priced Actua 2100 office modeler (which uses a technology completely different from stereolithography), designed for operation in engineering and design offices. During May, the Company began commercial shipments of the SLA-350. The Company is presently continuing its development efforts in connection with the Actua 2100 and shipments of the Actua will be delayed until certain technical issues have been resolved. While shipments are currently scheduled to commence prior to the end to the current fiscal year, the possibility exists that first shipments may be further delayed. The possibility exists that the announcement and introduction of these new products may have caused, and may cause in the future, potential customers of the Company who were considering the purchase of one of the Company's current models to defer their purchase decision until further information is available as to the performance and reliability of the new
                                   Page 10 of 17

                                3D SYSTEMS CORPORATION
             Management's Discussion and Analysis of Financial Condition
                        and Results of Operations (Continued)

products.  Further delays in shipments of new products may also occur as a
result of unexpected problems encountered in actual use.   In addition, the
Company relocated its manufacturing operations from Valencia, California to Grand Junction, Colorado during the third quarter of 1996. If the Company experiences problems in connection with this relocation (including difficulties in the timely hiring and training of new employees), shipment of certain of the Company's products may be delayed.

Service sales during the third quarter of 1996 increased $2.7 million, or 60%, compared to the third quarter of 1995, primarily as a result of increased maintenance revenues due to the larger installed base of SLA systems in the U.S. and Europe as well as from greater sales (approximately $625,000) of SLA upgrades (primarily Zephyr upgrades) to existing SLA customers. The Company anticipates that sales of Zephyr upgrades in future quarters should be lower than the amount recorded in the third quarter of 1996.

COST OF SALES. Cost of sales increased to $10.3 million or 52% of sales in the third quarter of 1996 from $8.0 million or 51% of sales in the third quarter of 1995.

Product cost of sales as a percentage of product sales increased to 47% during the third quarter of 1996 compared to 45% during the third quarter of 1995. The increase in 1996 was primarily the result of the stronger dollar in the third quarter of 1996, as compared to the third quarter of 1995; greater discounting of European SLA system sales in 1996 due to competition; and increased manufacturing expenses as a result of certain inefficiences caused by the transition of the Company's manufacturing activities from Valencia, California to its new manufacturing facility in Grand Junction, Colorado. These factors were partially offset by lower commission payments to domestic agents as a result of fewer domestic sales of SLAs during the third quarter of 1996, as compared to the third quarter of 1995, and by the termination of the agent relationships described above. The Company's gross profit margins on product sales are affected by several factors including, among others, sales mix, distribution channels and fluctuations in foreign currency exchange rates and, therefore, may vary in future periods from those experienced during the third quarter of 1996. Additionally, the Company anticipates that the gross margins related to the Actua 2100 system (which are not currently expected to constitute a material portion of the Company's sales in the current fiscal year) will be lower than margins on its SLA systems, and, if revenues from the sales of Actua 2100 represent a material portion of the Company's product sales, gross margins from product sales would be reduced. The Company also anticipates that gross margins related to the Actua 2100 will be lower during the initial phases of production as a result of certain inefficiencies and anticipates, in the event of increased production, that Actua 2100 gross margins could increase as a result of lower per unit material costs (due to greater purchasing economies) and increased manufacturing efficiencies.

Service cost of sales as a percentage of service sales decreased to 61% during the third quarter of 1996 compared to 65% during the third quarter of 1995, primarily as a result of the more profitable Zephyr upgrades delivered in 1996 compared to those upgrades offered in the third quarter of 1995. The improved margins from field service operations were partially offset, however, by lower margins from the Company's U.S. Technology Center due to the Technology Center's testing of both new hardware and software products as well as the increased use of outside vendors for certain rapid prototyping applications in 1996.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("S,G&A") expenses increased $1.3 million or 27 % in the third quarter of 1996 compared to the third quarter of 1995, primarily as a result of expanded sales and marketing programs in both Europe and the U.S. The Company currently anticipates that S,G&A expenses for the fourth quarter of 1996 will be slightly higher than the third quarter of 1996 due primarily to the expansion of the Company's U.S. direct sales distribution channel.
The Company currently anticipates that if its revenues continue to grow, S,G&A expenses as a percentage of total sales in future quarters should begin to decline, primarily as a result of economies of scale. However, these are forward looking statements and as with other such statements are subject to uncertainties. For example, if sales do not continue to grow over the period, it is less likely that S,G&A expenses as a percentage of total sales would decline.

                                3D SYSTEMS CORPORATION
             Management's Discussion and Analysis of Financial Condition
                        and Results of Operations (Continued)


RESEARCH AND DEVELOPMENT EXPENSES. Research and development ("R&D") expenses during the third quarter of 1996 increased approximately $816,000 or 58% compared to the third quarter of 1995. The increase in R&D expenses in 1996 was primarily the result of the write-off during the third quarter of 1996 of acquired in-process technology valued at $430,000 in connection with the Keltool acquistion (see Note 4 of Notes to Consolidated Financial Statements) as well as the Company's efforts towards the development of the Actua
2100 and certain other development projects. Based on the Company's historical expenditures related to research and development and its current development goals, the Company anticipates for the foreseeable future, research and development expenses will be equal to approximately ten percent of sales. However, this is a forward-looking statements and, as with any such statement , is subject to uncertainties. For example, if total sales of the Company for any particular period do not meet the anticipated sales of the Company for that period, research and development expenses as a percentage of sales may exceed 10%.

OPERATING INCOME. Operating income for the third quarter of 1996 was 6.1% of total sales compared to 9.3% of total sales in the third quarter of 1995.
The decrease in the percentage of operating income to total sales in 1996 was primarily attributable to the increases in product cost of sales and R&D expenses in 1996, as described above.

OTHER INCOME AND EXPENSES. Interest income decreased to $361,794 during the third quarter of 1996 from $541,392 during the third quarter of 1995, primarily as a result of the lower investment balances due to cash used for operating activities in 1996.

Interest expense increased to $34,753 during the third quarter of 1996 from $7,989 in the third quarter of 1995 primarily as a result of the Company's financing of its Colorado facilty which was effected August 20, 1996 (see
Note 5 of Notes to Consolidated Financial Statements).

PROVISION FOR INCOME TAXES (BENEFITS). For the third quarter of 1996, the Company's tax expense was $510,661 or 33% of pre-tax income, compared to a tax benefit of $2.9 million for the third quarter of 1995, which included a deferred tax benefit resulting from the recognition of deferred tax assets of $3.0 million (related primarily to net operating loss carryforwards attributable to the Company's domestic operations).

                                3D SYSTEMS CORPORATION
             Management's Discussion and Analysis of Financial Condition
                        and Results of Operations (Continued)

NINE MONTH PERIOD ENDED SEPTEMBER 27, 1996 COMPARED TO THE NINE MONTH PERIOD ENDED SEPTEMBER 29, 1995.

SALES. Sales during the nine month period ended September 27, 1996 (the "first nine months of 1996") were $57.5 million, an increase of 31%
over the $43.9 million recorded during the nine month period ended September 29, 1995 (the "first nine months of 1995").

Product sales during the first nine months of 1996 increased $8.3 million to $38.2 million, compared to $29.9 million during the first nine months of 1995, an increase of 28%. The increase was primarily the result of increased shipments of SLA systems in both the U.S. and Europe, which management believes is the result of increased acceptance by industry of rapid prototyping equipment and technology as well as increased sales and marketing efforts in Europe. The Company sold a total of 107 SLA systems in the first nine months of 1996 which were comprised of 5 SLA-190's, 38 SLA-250's, 25 SLA-350's and 39 SLA-500's. During the first nine months of 1995, the Company sold 84 SLAs which were comprised of 3 SLA-190's, 46 SLA-250's and 35 SLA-500's.

Service sales during the first nine months of 1996 increased $5.4 million or 38% compared to the first nine months of 1995, primarily as a result of increased maintenance revenues due to the larger installed base of SLA systems in the U.S. and Europe.

COST OF SALES. Cost of sales increased to $29.5 million or 51% of sales in the first nine months of 1996 from $21.9 million or 50% in the first nine months of 1995.

Product cost of sales as a percentage of product sales increased to 46% during the first nine months of 1996 compared to 44% during the first nine months of 1995. The increase in 1996 was primarily the result of an increase in commission payments to independent sales agents in 1996, as compared to the first nine months of 1995 (see discussion above), as well as the stronger U.S. dollar in the first nine months of 1996, as compared to the first nine months of 1995. This increase was partially offset, however, by the increase in SLA system sales during the first nine months of 1996. Profit margins on SLA systems and related software are typically greater than margins achieved on other product sales (related hardware, parts and polymers).

Service cost of sales as a percentage of service sales was 62% for both the first nine months of 1996 and 1995. Although service margins were equal, the Company did experience improved field service margins which was due to the more profitable Zephyr upgrades delivered in 1996 compared to those upgrades offered in 1995. The improved margins from field service operations were completely offset, however, by lower margins from the Company's U.S. Technology Center as a result of the Technology Center's testing of both new hardware and software products and the increased use of outside vendors for certain rapid prototyping applications in 1996.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. S,G&A expenses for the first nine months of 1996 were 32% of sales compared to 31% in the first nine months of 1995. S,G&A expenses increased $5.0 million or 37% in 1996 compared to the first nine months of 1995, primarily as a result of expanded sales and marketing programs in both the U.S. and Europe.

RESEARCH AND DEVELOPMENT EXPENSES. R&D expenses during the first nine months of 1996 increased approximately $1.6 million or 38% compared to the first nine months of 1995. The increase in R&D expenses in 1996 was primarily the result of the Company's efforts towards the development of the Actua 2100, the SLA-350 and certain other development projects as well as the write-off during the third quarter of 1996 of acquired in-process technology valued at $430,000 in connection with the Keltool acquisition.

OPERATING INCOME. Operating income for the first nine months of 1996 was 6.2% of total sales compared to 9.6% of total sales in the first nine months of 1995. The decrease in the percentage of operating income to total sales in 1996 was

                              3D SYSTEMS CORPORATION
              Management's Discussion and Analysis of Financial Condition
                       and Results of Operations (Continued)

primarily attributable to the lower product gross margins in 1996, increased S,G&A expenses in 1996 and increased R&D expenses in 1996, as described above.

OTHER INCOME AND EXPENSES. Interest income increased to $1.2 million during the first nine months of 1996 compared to $724,490 during the first nine months of 1995, primarily as a result of the investment of funds from the Company's stock offering which was completed in June 1995.

Interest expense increased to $46,251 during the first nine months of 1996 from $35,275 in the first nine months of 1995 primarily as a result of the Company's financing of its Colorado facility which was effected August 20, 1996.

PROVISION FOR INCOME TAXES. For the first nine months of 1996, the Company's tax rate was 38% of pre-tax income compared to a tax benefit of $2.7 million for the first nine months of 1995. During the third quarter of 1995, the Company realized a net income tax benefit of $2.9 million which included a deferred tax benefit resulting from the recognition of deferred tax assets of $3.0 million (related primarily to net operating loss carryforwards attributable to the Company's domestic operations).

                                3D SYSTEMS CORPORATION
             Management's Discussion and Analysis of Financial Condition
                        and Results of Operations (Continued)

LIQUIDITY AND CAPITAL RESOURCES

                                   December 31, 1995         September 27, 1996
                                   -----------------         ------------------
Cash and cash equivalents(1)       $39,024,927               $30,467,559
Working capital(1)                  50,022,392                50,218,738

                                             Nine Month Periods Ended
                                   --------------------------------------------
                                   September 29, 1995        September 27, 1996
                                   ------------------        ------------------
Cash provided by (used for)
 operating activities              $ 2,155,811                $ (5,724,924)
Cash used for investing
 activities                         (2,221,750)                 (8,161,093)
Cash provided by financing
 activities                         31,727,069                   5,271,486

-----------------------------
(1) Includes $766,000 and $722,000 of restricted cash at December 31, 1995 and September 27, 1996, respectively.

Net cash used for operating activities during the first nine months of 1996 was $5.7 million. The negative cash flow from operations during the first nine months of 1996, comprised primarily of an increase in inventory ($5.1 million) as a result of a higher level of production and build-up of inventory components to facilitate the move of manufacturing operations to Colorado, an increase in accounts receivable ($3.6 million) as a result of the increase in sales during the third quarter of 1996 and a decrease in accounts payable ($2.4 million), was partially offset by net income ($2.9 million), non cash depreciation and amortization ($2.5 million), and a decrease in deferred tax assets ($1.6 million).

Net cash used for investing activities during the first nine months of 1996 totaled $8.2 million and was primarily the result of construction expenditures related to the Company's Grand Junction, Colorado facility ($3.9 million), SLA equipment manufactured for use as demonstration equipment ($1.1 million), and the purchase of computers and manufacturing equipment due to an increase in personnel and increased production capacity.

Net cash provided by financing activities during the first nine months of 1996 was the result of the Company's financing of its Colorado facility through the issuance of $4.9 million in tax-exempt industrial revenue development bonds and by the exercise of stock options by employees.

In July 1996, the Company extended its credit facility with Silicon Valley Bank ("SVB") (the "Credit Facility"). Under the terms of the agreement, which remains in effect through July 5, 1997, the Company can borrow from SVB up to $4,000,000, at prime. The Credit Facility, which is unsecured, contains certain financial covenants including the maintenance of certain financial ratios, working capital, tangible net worth as well as covenants limiting mergers, acquisitions, recapitalizations, dividends, loans to others, and hypothecation of assets or corporate guarantees. Since inception of the Credit Facility (June 1993) and at all times through September 27, 1996, the Company has not utilized the facility.

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

                                3D SYSTEMS CORPORATION
             Management's Discussion and Analysis of Financial Condition
                        and Results of Operations (Continued)


PART II - OTHER INFORMATION

ITEM 2.   Changes in Securities.

          On September 9, 1996, the Company issued to Wayne O. Deuscher warrants to purchase up to 50,000 shares of the Common Stock, par value $0.001 per share, of the Company. The warrants are exercisable at any time, and from time to time, prior to September 9, 1999 at a cash exercise price of $14.75 per share, the fair market value at the date of issuance. The warrants were issued in connection with the acquisition by the Company of Keltool, Inc. (see Note 4 of Notes to Consolidated Financial Statements). No underwriter was involved in the transaction. The issuance of the warrants was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933, as amended, pursuant to Section 4 (2) thereof, as a transaction not involving any public offering.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

     10.1 Asset Purchase Agreement dated as of August 30, 1996 by and between 3D Systems, Inc., a California corporation, Keltool, Inc. a Minnesota corporation and Wayne Duescher.

     10.2 Warrant Agreement dated September 9, 1996 by and between 3D Systems, Inc., a California corporation and Keltool, Inc., a Minnesota corporation.

     10.3 Non-Competition Agreement dated September 9, 1996 by and between 3D Systems, Inc., a California corporation and Wayne O. Duescher.

     11.  Computation of per share earnings.

(b) Reports on Form 8-K

     None

                                      SIGNATURES


 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





/s/ Gordon L. Almquist                                       11/1/96
------------------------------------------                 -----------
 Gordon L. Almquist                                            Date
 Vice President, Finance and
 Chief Financial Officer
 (Principal Financial Officer and Principal
 Accounting Officer)

(Duly authorized to sign on behalf of Registrant)