Form 10-K
period 1996-12-31
3 D SYSTEMS CORP
filed 1997-03-31
CIK 910638

================================================================================

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended December 31, 1996

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
                                                   ----      ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any Amendment to this Form 10-K. [ ]

At February 28, 1997, there were outstanding 11,358,892 shares of the Common Stock of Registrant, and the aggregate market value of the shares held on that date by non-affiliates of Registrant, based on the closing price ($10.75 per share) of the Registrant's Common Stock on the Nasdaq National Market on that date, was $97,539,717. For purposes of this computation, it has been assumed that the shares beneficially held by directors and officers of Registrant were "held by affiliates"; this assumption is not to be deemed to be an admission by such persons that they are affiliates of Registrant.

                         DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's Proxy Statement with respect to its 1997 Annual Meeting of Shareholders, currently scheduled to be held May 22, 1997, are incorporated by reference into Part III of this Report.

Exhibit index is located on page 36.

                                3D SYSTEMS CORPORATION

                         ANNUAL REPORT ON FORM 10-K FOR THE
                             YEAR ENDED DECEMBER 31, 1996



                                  TABLE OF CONTENTS

PART I

   Item 1.   Business . . . . . . . . . . . . . . . . . . . . . . . . . . . .  3
   Item 2.   Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . 17
   Item 3.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . 18
   Item 4.   Submission of Matters to a Vote of Security Holders. . . . . . . 19

PART II

   Item 5.   Market for Registrant's Common Equity and Related Stockholder
              Matters . . . . . . . . . . . . . . . . . . . . . . . . . . . . 23
   Item 6.   Selected Consolidated Financial Data . . . . . . . . . . . . . . 24
   Item 7.   Management's Discussion and Analysis of Results of Operations
              and Financial Condition . . . . . . . . . . . . . . . . . . . . 26
   Item 8.   Financial Statements and Supplementary Data. . . . . . . . . . . 34
   Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosures . . . . . . . . . . . . . . . . . . . 34
PART III

   Item 10.  Directors and Executive Officers of the Registrant . . . . . . . 35
   Item 11.  Executive Compensation . . . . . . . . . . . . . . . . . . . . . 35
   Item 12.  Security Ownership of Certain Beneficial Owners and Management . 35
   Item 13.  Certain Relationships and Related Transactions . . . . . . . . . 35

PART IV

   Item 14.  Exhibits, Financial Statement Schedule, and Reports on Form 8-K. 36

                                        PART I


ITEM 1.   BUSINESS

    For a discussion of certain material factors which may affect the Company, see "Cautionary Statements and Risk Factors" commencing on page 14 of this Report.

GENERAL

    3D Systems Corporation (the "Company") develops, manufactures and markets in the United States and internationally Stereolithography Apparatus ("SLA") systems designed to rapidly produce three-dimensional objects from computer-aided design and manufacturing ("CAD/CAM")-generated solid or surface data, and is the exclusive worldwide distributor of all Ciba stereolithography photopolymers. The Company either directly or through its network of authorized distributors provides a majority of its SLA customers with a variety of on-site maintenance services. Through its 3D Systems Technology Centers, the Company utilizes SLAs to produce models, prototypes, mold patterns and other parts using CAD/CAM or other data supplied by its customers on a contract basis.

    Stereolithography is a "solid imaging" or "rapid prototyping" process whereby a laser beam exposes and solidifies successive layers of photosensitive resin until the desired object is formed to precise specifications in hard plastic. SLA-produced parts can be used for concept models, engineering prototypes, patterns and masters for molds and other applications. This technology can provide users with significant time savings, cost reductions and improved quality, compared to traditional modeling, tooling and pattern-making techniques.

    The Company has developed an "office system modeler," the Actua 2100, which is a fully network-ready rapid prototyping system, about the size of an office copier, which is designed for operation in engineering and design office environments. The Actua 2100 uses "Multi-Jet Modeling," a technology completely different from stereolithography, to build models in successive layers using a special thermopolymer material. Designers and other users of CAD-CAM systems are able to incorporate the Actua 2100 in their workstation networks as a shared resource and are able to rapidly produce, in their offices, models of products under development.

    Solid imaging is a relatively new field embodying the use of computers and computer automated equipment to rapidly produce prototypes, models and even low volume production quantities of objects which traditionally have been produced by machining and other methods. The Company believes that the stereolithography technology, which it has developed and patented, represents the first and to date the most significant development in this field. While alternative technologies exist and while it has been reported that significant research and development efforts are currently being undertaken by corporations and universities around the world in an attempt to develop additional alternative technologies and techniques, on the basis of total systems installed, the Company believes that it currently remains the leader in the solid imaging field.

    The Company markets directly and through secondary distribution channels to customers in the United States and Europe and through distributors in other countries. The Company sold its first SLA system in 1988 and as of December 31, 1996, had sold 741 systems to customers in 40 countries. Its customers include major corporations in a broad range of industries including manufacturers of automotive, aerospace, computer, electronic, consumer and medical products. The Company also sells SLA systems to independent service bureaus which, for a fee, provide stereolithographic services to their customers.

    As of December 31, 1996, the Company held 73 patents: 50 U.S.; 5 Japanese; 5 European; and 13 other foreign patents related to stereolithography. The Company continues to develop improvements for its line of products as well as new products to expand the applications of stereolithography. In conjunction with Ciba Specialty Chemicals Inc. and its affiliated companies (collectively, "CSC" or "Ciba Specialty Chemicals"), the Company continues to develop resins with different and improved characteristics to expand stereolithography applications. CSC is a Swiss-based multinational manufacturer and distributor of specialty chemicals, a 15.2% beneficial shareholder of the Company, and the Company's partner in photopolymer development. Ciba-Geigy Limited ("Ciba") recently completed its merger with Sandoz Ltd. And, in connection therewith, spun off Ciba Specialty Chemicals Holding Inc. ("CSC

Holding"), the parent company of CSC, which was formed to hold the worldwide specialty chemicals businesses of Ciba and its affiliates. In connection with these transactions, CSC companies succeeded to the respective rights and obligations of Ciba and its affiliates under their contracts with the Company, including the Photopolymer Research Agreement (see "Research and Development") and the Photopolymer Distribution Agreement (see "Marketing and Customers"). Based upon discussions with CSC, the Company does not expect that the merger and spin-off will have a material effect on its relationship with CSC's specialty chemicals divisions.

    Unless otherwise indicated, all references to "CSC" include Ciba Specialty Chemicals Inc. and its affiliates, including CSC Holding and its wholly-owned subsidiaries in Canada, through which CSC holds its interest in the Company, and the United States ("CSC US"), through which CSC conducts its US operations.

CORPORATE STRUCTURE

    The Company is a Delaware corporation, and is the sole shareholder in 3D Systems (Canada) Inc., a British Columbia corporation ("3D Canada"). 3D Canada is the sole shareholder of 3D Systems, Inc., a California based corporation ("3D California"), which directly and through its subsidiaries conducts substantially all of the Company's business.

    Unless otherwise indicated, all references in this document to the Company include 3D Systems Corporation, 3-D Systems Inc., its British Columbia predecessor, 3D Systems (Canada) Inc. and 3D Systems, Inc. and its subsidiaries.

STEREOLITHOGRAPHY

    Stereolithography is a solid imaging or rapid prototyping process whereby a laser beam exposes and solidifies successive layers of photosensitive resin until a three-dimensional object is formed in hard plastic to precise specifications contained in CAD/CAM programs. The object may be used as a prototype, model, mold pattern or, in some applications, as an end product.

    The Company's stereolithography products have been developed to address a key element in the development of new products -- the fabrication of models and prototype objects, as well as the fabrication of patterns for limited production of parts. Over the past decade, significant steps have been taken to utilize computers in the design and development of new products. As a result, most manufacturers now rely heavily on standard or specialized CAD/CAM computer software programs to significantly shorten the product design cycle.

    In designing a product or part, stereolithography permits the user to realize a reduction in design costs, an improvement in design capabilities, the reduction in the time from design concept to market, and a marked improvement in the ability of a user to rapidly convert its design ideas to physical form.

    Following the design of a new product or part, it is generally necessary to construct or fabricate models, prototypes and/or production patterns. While some progress has been made in automating this process, the fabrication of parts or models of complex design has remained primarily a manual task. Working from drawings produced by the CAD/CAM system, a skilled machinist or model builder can take days or months to build a full size or scale model. Because many products go through several prototype stages prior to production, model building, prototype construction and pattern making may account for a significant portion of the time required for the design and development of a new product.

    Stereolithography can be used to make models or prototype parts, molds, and metal investment casting patterns directly from computer output generated by CAD/CAM programs (the Company's products require that the CAD/CAM computer output contain solid or surface data as opposed to data generated by simpler two dimensional or three dimensional "wire frame" CAD/CAM programs used by designers). Parts that take days, weeks or months to model or prototype with traditional methods can be made in hours with stereolithography (or for large parts, up to several days). Because the stereolithography process runs directly from solid or surface CAD/CAM data, building the tangible object can be started as soon as the model design is complete. This capability greatly reduces the time between design and completion of the object.

    Fabrication of a model, prototype or other object using stereolithography is a multiple step process. Upon completion of the CAD/CAM design, the output is converted to the SLA format and transferred to and analyzed by the SLA systems computer (current SLA software is capable of interfacing with more than 30 types of three-dimensional CAD/CAM solid or surface data systems) which mathematically divides the computer-generated model into horizontal slices with a thickness of from 0.05mm to 0.25mm (depending upon the degree of resolution required). Under the technology utilized on all of the Company's currently installed SLA systems, an elevator platform is precisely positioned below the liquid resin surface at a distance equal to the desired thickness of the slice to be formed. Then, starting with the lowest slice, the SLA system's laser, directed by the scanning system under computer control, projects an ultraviolet laser beam on the surface of the liquid resin, tracing the full pattern of the slice and creating an adhesive solid slice of the object on the surface of the liquid resin. The slice adheres to the elevator platform and the elevator is then lowered slightly to submerge the cured layer in liquid resin and then raised precisely so that a thin layer of resin covers the cured surface. The next slice of the object is created on the liquid surface by another exposure to the laser beam. The second slice adheres to the top of the first slice and the process is then repeated with the third and successive layers of the object. In this manner, the entire solid object is built on the elevator, slice by slice.

    During 1996, the Company introduced a new Zephyr-TM- recoating technology. With this new technology, following each successive cured layer, the elevator platform is lowered by one layer enabling an applicator to sweep over the cured layer and apply a thin layer of resin, resulting in increased part-building speed. See "Products and Services - Recent Product Introductions."

    When the SLA system has finished making an object, some of the plastic has not been fully cured. Full curing requires an additional one to five hours of exposure to ultraviolet illumination through the use of one of the Company's ultraviolet post-curing ovens (a Post-Curing Apparatus or "PCA").

    The Company has also recently introduced the Actua-TM- 2100, a network-ready rapid prototyping system intended for operation in design and engineering offices. The Actua 2100 uses a technology completely different than stereolithography. See "Products and Services -- Recent Product Introductions."

APPLICATIONS AND ADVANTAGES OF STEREOLITHOGRAPHY

    Almost all of the Company's customers use stereolithography in the design, development and refinement of products as a means to significantly shorten the design cycle as well as to reduce research, development and tooling costs. Among the most important current applications and advantages of stereolithography are the following:

    DESIGN VERIFICATION AND OPTIMIZATION. The design cycle of the modern factory in many cases mandates the use of CAD/CAM programs in the initial design phase. By using the Company's SLA systems, the designer, in a matter of hours (or, for large parts, up to several days), can produce a full-scale model of the designed part. With the model in hand, ambiguities which existed in two-dimensional renderings and other problems are easier to spot, modifications and improvements are easier to visualize, and new models incorporating proposed corrections and refinements can rapidly be produced.

     BUILDING A PROTOTYPE TO TEST FOR FORM, FIT AND FUNCTION. Once the design process has advanced sufficiently, it is generally desirable to construct a full-scale model which can be tested with other parts of an assembly or system to make certain that the design is functionally suitable. SLA systems enable users to rapidly model a close-tolerance part, incorporate the part in a larger prototype assembly or system, and verify its utility and functionality.

    GENERATION OF PROTOTYPE CASTINGS AND TOOLING. Historically, the generation of metal prototype parts, which are often needed to test a design in real-life operating environments, was usually the job of model shops and often required months of manual labor. Through use of the Company's Quickcast-TM- system, designers may now use SLA systems to build patterns for investment casting, which results in the ability to rapidly build limited-run prototypes and parts in a variety of metals, including aluminum, stainless steel, tool steel, copper alloys, iconel, magnesium and titanium. Using the Company's recently acquired Keltool-TM- process, stereolithography master patterns can be generated for use as short-run prototype tooling ("bridge tooling") or production tooling ("hard tooling") for the plastic injection molding industry.

    REFINING THE BID PROCESS. Once a design has been finalized, the customer may desire to subcontract the manufacture of the new product. Because engineers work better when they can express their ideas by reference to a tangible embodiment of the product or part under discussion, many of the Company's customers report that they are now using SLA-produced prototypes when seeking bids from subcontractors. This often results in a shorter bid cycle, as well as, in some cases, reductions in bid prices.

PRODUCTS AND SERVICES

    For an analysis of revenues attributable to each of the Company's major product and service groups, see "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition - Results of Operations."

    SLA SYSTEMS AND RELATED EQUIPMENT. The Company currently is manufacturing and marketing five different Stereolithographic Apparatus models -- the SLA-250 Series 30A, Series 40 and Series 50; the SLA-350 Series 10; and the SLA-500 Series 40. All models embody the stereolithography technology. The models differ in their features, the maximum size of objects that can be produced, and price. Currently, per unit U.S. list prices range from $99,000 to $490,000.

    Each SLA system consists of an ultraviolet laser, an optical scanning system that controls the laser beam, a resin vat, an elevator assembly and a computer that controls the exposure and position of the laser beam and the elevator. SLA systems are capable of making multiple objects at the same time; however, each SLA system is limited in the size of the objects that it can make and, therefore, can make only scale models of large objects or, alternatively, portions of large objects which are then joined together. For example, the maximum size of a model or other object that can be created using the SLA-250 is 10 inches x 10 inches x 10 inches, while the maximum size of a model or other object which can be created using the SLA-500 is 20 inches x 20 inches x 24 inches.

    The Company markets ultraviolet ovens ( "PCAs") used in conjunction with SLA systems. When the SLA system has finished making an object, some of the plastic has not been fully cured. Full curing requires an additional one to five hours of exposure to ultraviolet illumination through the use of the Company's PCAs. The PCA provides uniform long wave ultraviolet illumination. The Company is currently offering three PCA models, the PCA-250, PCA-350 and PCA-500, each with a current U.S. list price of $10,100. The PCA-250 is designed to perform with each series of the SLA-250, the PCA-350 with the SLA-350, and the PCA-500 with the SLA-500. Approximately 70% of all SLA systems sold by the Company have been purchased with a PCA.

    RESINS. Under an agreement between the Company and Ciba Specialty Chemicals Corporation, a Delaware Corporation ("Ciba Chemicals Delaware") and a subsidiary of Ciba Specialty Chemicals, the Company is the exclusive worldwide distributor to users of stereolithographic systems of Ciba photopolymers (photosensitive resins) for stereolithography (see "Marketing and Customers - Photopolymer Distribution Agreement," below). Currently, the Company markets a total of five different resins, ranging in U.S. list price from approximately $550 to $725 per gallon, which vary in building speed, accuracy, surface finish and strength. The Company anticipates that it may, from time to time, depending upon results obtained under its Photopolymer Research Agreement described under "Research and Development," below, market additional types of resins with varying properties.

    SOFTWARE. The Company develops and markets part preparation software for personal computers and engineering workstations. The software is designed to enhance the interface between CAD/CAM systems and SLA systems. Solid CAD/CAM data is converted to the SLA format in the CAD/CAM system and then transmitted to a computer utilizing the Company's software, where the object can be viewed, rotated, scaled and a model building structure added. The software then produces the SLA process instructions. Currently, per unit U.S. list prices of part preparation software range from $10,000 to $19,500 per copy.

    QUICKCAST-TM-. During 1993, the Company introduced the QuickCast process, which consists of special part building software and epoxy resin, for making precision investment casting patterns using stereolithography technology. The investment casting process for manufacturing metal parts is centuries old. In typical investment casting, a foundry uses "patterns" of the part to generate molds, into which liquid metal is poured to form the part. The QuickCast process uses the Company's SLA systems to produce foundry-useable mold patterns suitable for limited-run investment casting (each mold pattern can only be used to produce one mold, which in turn can only be used to produce one part). While not utilizable for high-capacity manufacturing, the ability to rapidly produce prototypes and short run production quantities of fully functional complex metal parts, in a wide variety of metals, is a major technological improvement in stereolithography. Since its inception in 1993, the majority of SLA systems sold by the Company have included the capability to use the QuickCast process. The per unit U.S. list price for QuickCast software is currently $10,000.

    MAINTENANCE. All SLA systems sold directly by the Company to end users include on-site hardware and software maintenance service, which are provided at no additional charge up to the first year following installation; the Company defers a portion of its revenues for these costs at the time of sale. After the first year, the Company offers these customers optional hardware and software maintenance contracts, which are available on a monthly and annual basis. Although purchasers of SLA systems are not required to enter into maintenance contracts with the Company, a majority of the Company's U.S. and European customers for SLA systems are parties to these contracts; many others obtain maintenance services from the Company on a time and material basis. Customers acquiring SLA systems from the Company's foreign distributors are offered maintenance contracts by these distributors. During 1994, 1995 and 1996, revenues from maintenance contracts and maintenance services were approximately $11.7 million, $14.3 million and $21.3 million, respectively. As of December 31, 1996, the Company had a staff of 42 full-time employees who provide on-site remedial and preventative maintenance services necessary to keep the equipment in good operating condition. To date, warranty expenses and product returns have not been significant.

    3D SYSTEMS TECHNOLOGY CENTERS. During January 1992, the Company opened its first 3D Systems Technology Center at its Valencia, California headquarters facility. During 1993, the Company opened three additional Technology Centers at its offices located near London, England, Paris, France and Frankfurt, Germany. The 3D Systems Technology Centers utilize their own SLA systems together with CAD/CAM and other data supplied by their customers to produce models, prototypes, mold patterns and other parts for customers on a contract basis. The price for services offered by the Technology Centers varies on the basis of the nature of the services requested. The Technology Centers currently focus their efforts on the development of new techniques in stereolithography and the development of new markets in which they can demonstrate the advantages of stereolithography. The Technology Centers also enable the Company to keep abreast of developments in the applications of stereolithography and serve as a means to introduce prospective buyers to stereolithography. Revenues from the Technology Centers in 1994, 1995 and 1996 were approximately $2.5 million, $4.2 million and $4.2 million, respectively.

             3D KELTOOL. In September 1996, the Company purchased substantially all of the assets and business operations of Keltool, Inc. of St. Paul, Minnesota, a company which produced steel tooling for plastic injection molding machines based on a patented process (renamed "3D Keltool" upon acquisition) using sintered powdered steel. 3D Keltool utilizes SL file data or master patterns supplied by its customers to produce highly accurate steel tool core and cavity inserts for plastic injection molding machines on a contract basis. The price for services rendered by 3D Keltool varies depending on the size and complexity of the desired tools. Revenues of Keltool Inc. in 1995 and 1996 (through date of acquisition) were approximately $686,000 and $380,000, respectively. Revenues of 3D Keltool from date of acquisition through December 31, 1996 were $150,000. See "Item 2. Properties" and Note 7 of Notes to Consolidated Financial Statements.

    RECENT PRODUCT INTRODUCTIONS. In order to improve and expand the capabilities of its SLA systems and related software and resins, as well as to enhance its portfolio of proprietary intellectual properties, the Company historically has devoted a significant portion of its resources to research and development activities. New products introduced by the Company include:

    - ACTUA 2100 -- a network-ready system, about the size of an office copier, the Actua 2100 is the first rapid prototyping system to be offered by the Company which does not utilize photopolymers or lasers. Instead, the Actua 2100, which is intended for use in the engineering or design office environment, uses a "Multi-Jet Modeling" technology to print models in successive layers with a special thermopolymer material called ThermoJet-TM- and a print head with 96 jets oriented in a linear array. The print head speeds back and forth as does a printer, printing layer upon layer of material which solidifies in seconds to form the physical model. The Actua 2100 offers a part building capacity of 10 inches x 8 inches x 8 inches. Initial commercial shipments of the Actua 2100 began in December 1996. The current per unit U.S. list price for the Actua 2100 is $65,000.

    - SLA 350 SERIES 10 -- a new SLA precision modeler which incorporates a solid state laser, the Zephyr-TM- Recoating System, (see paragraph immediately below) and an automatic resin refill system. The SLA-350 offers a part building capacity of 13.8 inches x 13.8 inches x 15.7 inches. Additionally, the SLA-350 requires no additional facility requirements for its operation. The Company began commercial shipments
         of the SLA-350 in May 1996.   The current per unit U.S. list price for
         the SLA-350 Series 10 is $380,000.

    - ZEPHYR-TM- RECOATING TECHNOLOGY -- a recoater which applies a layer of resin as it sweeps over the part being built results in a faster recoating process than previously offered in the SLA-250 and SLA-500 systems and an increase in part building speed. This technology was offered as a service upgrade beginning in the second quarter of 1996 to existing SLA-250 and SLA-500 systems. The current per unit U.S. list prices of the Zephyr upgrades for the SLA-250 and SLA-500 are $30,000 and $35,000, respectively.

    - SLA-500 SERIES 40 -- an enhancement of the SLA-500 which incorporates the Zephyr Recoating System and offers easier building for challenging part orientations, increased part building speed, and the capacity to build thinner layers. The first commercial shipment of the SLA-500 Series 40 occurred in March 1996. The current per unit U.S. list price for the SLA-500 Series 40 is $490,000.

    - SLA-250 SERIES 50 -- an enhancement to the SLA-250 which incorporates the Zephyr Recoating System and a 40 milliwatt laser (as compared to the SLA-250 Series 40 which is offered with a 20 milliwatt laser and the option to upgrade to the 40 milliwatt) which speeds the part building process. Initial commercial shipments of the SLA-250 Series 50 began in March 1996. The current per unit U.S. list price for the SLA-250 Series 50 is $170,000.

    - MAESTRO-TM- 1.8 WORKSTATION SOFTWARE -- features the versatility and functionality of six fully integrated modules (Part Manager-TM-, 3dverify-TM-, View-TM-, Vista-TM-, ZSlice-TM-, and Converge-TM-) each of which provides specific functionality and user selectable options including traversing X, Y and Z axis part specifications, file verification and viewing, automatic support generation and final data preparation. An enhanced version of an earlier release, Maestro-TM-
         1.8 was available beginning November 1996 and is currently priced at a U.S. list price of $19,500.

    - SL 5190 RESIN -- a one-component, low viscosity, epoxy based, photo curable resin designed for use on the solid state laser based SLA-350 system. SL 5190 is a tough, stable, highly versatile resin which can produce concept models, working prototypes, and patterns for shell investment casting. Commercial shipments of SL 5190 Resin began in May 1996 in connection with shipments of the SLA-350 Series 10. The current U.S. list price of SL 5190 is approximately $720 per gallon.

    - 3D SYSTEMS SL TOOLKIT-TM- - during September 1996, the Company entered into an exclusive licensing agreement with Imageware, a software developer, to market and support worldwide a software package that provides a comprehensive suite of rapid prototyping utilities which allows creation of tool models from CAD data for rapid prototyping and tooling applications. Tradenamed 3D Systems SL Toolkit, the rapid prototyping software module is a front-end utility for use with the Company's workstation software. 3D Systems SL Toolkit is currently priced at a U.S. list price of $10,500.

    - SLA-250 SERIES 30A ("SMARTSTART") -- Introduced in January 1997, SmartStart is a new entry level SLA precision modeler which incorporates a 12 milliwatt Helium Cadmium laser, doctor blade recoating system, Maestro/JR workstation software and complete vat of SL 5170 epoxy resin. SmartStart features a 90 day parts and labor warranty (excluding laser) and is priced at a U.S. list price of $99,000. Commercial shipments of the SLA-250 Series 30A are scheduled to commence during the second quarter of 1997.

RESEARCH AND DEVELOPMENT

    The ability of the Company to compete successfully depends, among other things, on its ability to design and develop new products and to refine existing products. In 1997 and 1998, the Company anticipates that its research and development efforts will be focused on developing new methods of solid imaging technology, improving and refining its existing Multi-Jet Modeling and SLA systems and developing software to facilitate the interface between SLA systems and CAD/CAM programs. Research and development expenses increased in 1996 to
$7.7 million, up from $6.1 million in 1995.   The increase in research and
development expenses in 1996 was primarily a result of salaries and wages attributable to the additional employees and consultants retained by the Company in connection with expanding certain research and development projects. Based on the Company's historical expenditures related to research and development and its current development goals, the Company anticipates for the foreseeable future, research and development expenses will be equal to approximately ten percent of sales. This is a forward-looking statement, however, and if total sales of the Company for any particular year do not meet the anticipated sales of the Company for that year, research and development expenses as a percentage of sales may exceed 10%. As of December 31, 1996, 49 employees or contractors of the Company were devoting substantially all of their time to research and development activities, compared to 46 employees at December 31, 1995.

    During 1996, the Company concentrated a significant portion of its research and development efforts on the design and development of two new products, the Actua 2100 and the SLA-350 Series 10 (see "Products and Services -- Recent Product Introductions). As a result of certain technical issues, which the Company believes to be resolved, commercial shipments of the Actua 2100, initially anticipated to occur during the first quarter of 1996, did not begin until December 1996.

    The Company believes that further refinements in stereolithography will depend upon improvements not only in the SLA products, but also in the chemical makeup of the resins used in the fabrication process. To this end, the Company has dedicated a significant amount of time to the development of new resins. To pursue this goal, the Company and Ciba Chemicals Delaware are parties to a Research and Development Agreement (as revised, the "Photopolymer Research Agreement") providing for the development of photopolymers, photopolymerizable monomers, photoinitiators and other resins for use with the SLA systems.
Subject to certain conditions, the Photopolymer Research Agreement will remain in effect until either party gives the other six months advance notice of its determination to terminate the agreement. Pursuant to the Photopolymer Research Agreement, the two companies work jointly, with each company funding its own portion of the research. Ownership of any inventions or know-how, whether patented or not, will accrue to Ciba Chemicals Delaware if they are chemical in nature and to the Company if they relate to the stereolithographic process.

             The foregoing discussion relating to the Company's research and development activities includes statements that involve risks and uncertainties. For a discussion of the factors associated with such forward looking statements which could cause actual results to differ materially from those projected in the statements, see "Cautionary Statements and Risk Factors--Technological Change" and "Product Development."

MARKETING AND CUSTOMERS

    The Company's marketing strategy focuses on a strong internal sales organization, which is responsible for overseeing worldwide sales, as well as the utilization of knowledgeable international distributors. The Company employs a direct sales force consisting of sales persons and application specialists that provide technical sales support. As of December 31, 1996, the Company's domestic sales staff consisted of 23 sales persons in offices located in California, Illinois, Michigan, Pennsylvania, and Texas. At that date, the Company's international sales staff included 16 sales and marketing personnel 14 of whom were located in Europe, with offices near Frankfurt, London and Paris and two of whom were located in the Company's Valencia, California facility.
The sales and marketing staff participate in trade shows and promote the products directly to potential end-users and others through commercial and industrial media.

            In recent years, the Company's domestic sales strategy has focused on an internal sales organization as well as the utilization of sales agents (primarily, independent sales representatives in the machine tools industry). These sales agents however have not been producing the level of sales expected by the Company. Additionally, the Company believed it could obtain better visibility and contact with its customers by utilizing a direct sales force. Accordingly, in August 1996, the Company terminated its arrangements with all of its sales agents and began recruiting additional personnel to strengthen its internal sales and support organization. Between September 1, 1996 and December 31, 1996 the Company completed the hiring of ten additional sales persons.

    INTERNATIONAL DISTRIBUTORS. As of December 31, 1996, the Company had entered into agreements with distributors in Australia, Brazil, Hong Kong, Japan, Korea, Malaysia, Russia, South Africa, Spain, Taiwan and Uruguay. International distributors are responsible for marketing, sales, system installation, service and support to their customers.

    International sales accounted for 34.6%, 35.2% and 33.8% of total sales in the years ended December 31, 1994, 1995 and 1996, respectively. See Note 16 of Notes to Consolidated Financial Statements. For a discussion of risks associated with international operations, see "Cautionary Statements and Risk Factors -- International Risks."

             ACTUA 2100 VALUE-ADDED RESELLERS ("VARS"). The Company has selected VARs as the primary distribution channel for its Actua 2100 concept modeler. VARs are required to have sufficient technical expertise as well as a sufficient number of employees devoted to the sale and support of the Actua 2100. VARs are responsible for installation, service and hot-line support and are prohibited from distributing competing products. As of December 31, 1996, the Company had qualified 13 VARs (all of which are headquartered in the U.S.) with a combined total of 50 U.S. locations and four locations in Canada. During 1997, the Company anticipates qualifying approximately seven additional North American based VARs, ten European based VARs and ten VARs based in other parts of the world (principally the Pacific Rim). VARs are also compensated for referrals which result in sales of SLAs. The Company employs channel managers (in both the U.S. and Europe) whose primary responsibilities include the qualifying and performance monitoring of VAR organizations.

    CUSTOMERS. The Company's SLA customers include major companies in a broad range of industries including manufacturers of automotive, aerospace, computer, electronic, consumer and medical products. As of December 31, 1996, 741 SLA systems had been sold and shipped. Of these, 215 are installed in Europe, 446 in North America, and 80 in the Pacific Rim and in other parts of the world. Purchasers of SLA systems include, among others, Allied Signal Inc., AMP, Inc., Apple Computer, Inc., Boeing Company, Canstar Sports, Inc., Chrysler Corp., Daimler-Benz AG, Eastman Kodak Company, General Electric Company, General Motors Corporation, GM Hughes Electronics Corporation, International Business Machines Corporation, Johnson & Johnson, Motorola, Inc., Pratt & Whitney and Texas Instruments Inc. The Company also sells SLA systems to independent service bureaus, which for a fee provide stereolithographic services to their customers. At December 31, 1996, 115 domestic and international independent service bureaus had purchased SLA systems.

             LEASING AND RENTAL PROGRAMS. As part of its marketing activities, 3D Capital Corporation ("3D Capital"), a wholly-owned subsidiary of the Company, was formed in 1996 to provide lease financing for qualified U.S. customers purchasing SLA systems. The leases are accounted for as sales-type leases where the present value of the minimum payments, net of costs, are recorded as sales. Since its inception (August 1996) through December 31, 1996, 3D Capital recorded nine SLA sales leases. The Company anticipates that 3D Capital will provide similar type leases for its Actua 2100 system in the U.S. beginning in 1997.

             In addition to sales-type leases, the Company occasionally offers selected credit-worthy companies the right to rent an SLA system for evaluation purposes. At December 31, 1996, an aggregate of nine SLA systems were installed under rental agreements, as compared with seven systems installed at December 31, 1995 and December 31, 1994, respectively. To date, the Company has never had more than ten systems on rental at any one time and substantially all of the customers who have participated in the rental program have purchased an SLA system.

    PHOTOPOLYMER DISTRIBUTION AGREEMENT. Pursuant to an agreement with CSC US, and subject to conditions set forth in the agreement, the Company is the exclusive worldwide distributor to users of stereolithographic processes of all Ciba Specialty Chemicals stereolithography photopolymers. At the Company's request, an affiliate of CSC US currently sells such photopolymers in Japan to the Company's Japanese distributor. Subject to certain conditions, so long as CSC US provides adequate supplies, the Company is required to fill all of its requirements for its photopolymers through purchases from CSC US. In order to maintain its exclusive distribution rights, the Company must meet certain quotas
(which the Company believes should be commercially obtainable) based on the dollar value of products purchased from CSC US on an annual basis as set forth in the agreement. Subject to certain conditions, the agreement will remain in effect until June 30, 1997 and will continue thereafter until either party gives the other six months advance notice of termination.

    CUSTOMER SUPPORT AND SERVICE. Before installation of an SLA system, a new purchaser typically receives training at the Company's facilities. During the first several days after installation, an application engineer remains at the customer location to ensure that the customer is able to operate the SLA system effectively and to answer any questions that may arise. The Company also makes available to its customers, for a fee, additional training courses in SLA system features and applications.

    The Company and its distributors offer maintenance contracts to their customers. See "Products and Services," above. The Company also makes available in the U.S. a hotline to all of its users with maintenance contracts. The hotline is staffed with technical representatives who answer questions and arrange for on-site remedial services if necessary. The hotline is available Monday through Friday, 8:00 a.m. Eastern time to 5:00 p.m. Pacific time.

    The Company co-founded and currently participates in both domestic and international SLA User Groups which currently include a substantial number of the Company's customers. The SLA User Groups organize an annual conference in both the United States and Europe, at which the Company makes presentations relating to updates in stereolithography, changes the Company has implemented in its systems and related equipment, resins and software and future ideas and programs the Company intends to pursue in the upcoming years.

    BACKLOG. At December 31, 1996, the Company had orders (with scheduled delivery dates) for 17 SLA systems aggregating approximately $5.7 million, as compared to approximately $10.9 million at December 31, 1995 and $7.3 million at December 31, 1994. At December 31, 1996, the Company had orders for 61 Actua 2100s aggregating approximately $3.3 million compared to $60,000 at December 31, 1995. It is anticipated that all SLA and Actua 2100 orders included in the current backlog will be shipped by June 30, 1997 and September 30, 1997, respectively. As a matter of policy, the Company affords its customers the right to cancel any SLA and Actua system order at any time prior to their scheduled delivery dates. Historically, the number of SLA orders canceled has not been significant. Nonetheless, no assurance can be given that all orders in backlog will be shipped. Backlog may not be indicative of future expected sales.

PRODUCTION AND SUPPLIES

    The Company has in the past assembled all SLA systems at its Valencia, California facility. As a result of the increased number of orders for SLA systems and, consequently, the increased number of systems being manufactured, which has been experienced by the Company during the past three years, together with the recent introduction of certain new products (principally the SLA-350 and Actua 2100), the Company determined it was necessary to obtain additional space. Accordingly, in October 1995, the Company entered into an agreement with the Mesa County Economic Development Council, Inc. in connection with the Company's construction of a 67,000 square foot facility and relocation of its manufacturing and customer support operations to Grand Junction, Colorado. Following the completion of the Colorado facility in June 1996, the Company relocated its manufacturing and customer support operations from its Valencia facility to the Colorado facility during the third quarter of 1996. During the fourth quarter of 1996, all of the Company's manufacturing activities were performed at the Colorado facility.

    The Company purchases the major component parts for its SLA systems from outside sources and arranges with contract manufacturers for the manufacture of subassemblies. The Company integrates the subassemblies and effects final assembly of all the SLA systems at its production facility. The Company performs numerous diagnostic tests and quality control procedures on each SLA system in order to assure its operability and reliability.

    Although there is more than one potential supplier of all material component parts and subassemblies of the SLA system, the Company relies on a single source of supply for several components and subassemblies. Although two other major domestic manufacturers produce stereolithography resins, resins distributed by the Company are supplied exclusively by CSC US. Pursuant to a License, Development and Original Equipment Manufacturing Agreement with Spectra, Inc., a Delaware corporation (the "Spectra Agreement") ink jet products used in the assembly of the Actual 2100 are supplied exclusively by Spectra. If Spectra were for any reason unable or refused to deliver Multi-Jet Manufacturing parts, the Company would be unable to meet orders for its Actua 2100 System until it was able to obtain an alternative source of supply. In the event the Company is required to enter into arrangements with an alternative supplier, as a result of patents held by Spectra, the possibility exists that, at a minimum, substantial time delays and costs would need to be incurred by the Company before it could be able to recommence shipment of these products. The Company is vulnerable to the possible business interruption of a supplier, and could experience temporary delays or interruptions while an alternative supplier is procured. Such delays, if encountered for an extended period by the Company, could have a material adverse effect on the Company's business and results of operations. The Company has in the past experienced some shortages of supplies from certain vendors; however, these shortages have not had a material adverse impact on the Company. See "Cautionary Statements and Risk Factors -- Limited Sources of Supplies."

COMPETITION AND PATENT RIGHTS

    Until recently, the Company believes no products technologically similar to the Company's SLA systems were being sold in the United States; however, products similar to the Company's SLA systems have been marketed and sold by other companies in the Pacific Rim and in Europe. In addition, there are other companies researching, designing, developing and marketing other types of solid imaging equipment in the United States and in foreign markets, and additional companies have announced plans to enter the solid imaging business, either with equipment similar to that marketed by the Company, or with other types of equipment. See "Cautionary Statements and Risk Factors -- Competition."

    Although it is estimated that there are 21 companies currently manufacturing rapid prototyping equipment, the following is a brief description of competing products or technologies of the companies that the Company believes are its current primary competitors. DTM, Inc., in conjunction with B.F. Goodrich, markets a system called Selective Laser Sintering, which uses a powdered material which is sintered (solidified by heating) by a laser. Helisys, Inc. markets a system called Laminated Object Manufacturing, which builds parts from sheets of paper that are laminated together with cross-sectional patterns being laser cut into each sheet of paper. Stratasys, Inc. ("Stratasys") markets a fused deposition modeling process that builds objects by dispensing individual layers of thermoplastic material through a temperature controlled head. Stratasys has introduced a desktop-sized version of its modeler which is priced at approximately $55,000. During 1995, Stratasys acquired certain assets, including patents and other intellectual property related to a desktop-sized modeler, from International Business Machines Corporation. In 1988, Cubital Ltd. ("Cubital") acquired a worldwide non-exclusive license from the Company to exploit certain limited aspects of the stereolithography process in certain applications; however, the license held by Cubital does not entitle it to utilize lasers or a vat of liquid photopolymers and contains other limitations which differentiate its products from those of the Company.

    With respect to the office modeler concept and the Actua 2100, the Company believes that the following companies are its current primary competitors. As noted above, Stratasys markets a desktop-sized version of its modeler. BPM Technology, Inc. markets a system called The Personal Modeler, which forms models by shooting microscopic particles of molten thermoplastic that freeze when they hit the object being built. Sanders Prototyping, Inc. markets a desktop modeler that utilizes a single nozzle ink jet process to build a part.

    Products similar to the Company's stereolithography products are being marketed in Europe by EOS GmbH Electrical Optical Systems ("EOS") and in Japan by EOS, Mitsubishi and Sony. E.I. du Pont de Nemours and Company ("Du Pont") has licensed certain stereolithography technology to Teijin Seiki of Japan. The Company believes that other Japanese companies are also developing and marketing products similar to those of the Company. However, the Company does not have reliable data with respect to these efforts.
During 1996, Aeroflex, Inc. ("Aeroflex"), headquartered in Virginia, publicly announced the availability and claimed that it has sold, although not delivered, equipment which offers the same functions as the Company's SLA systems.

    The Company believes that currently available alternatives to stereolithography generally are not able to produce models having the dimensional accuracy or fine surface finish of models provided by the Company's stereolithography process. However, competitors have successfully marketed their products to the Company's existing and potential customers. Furthermore, in many cases, the existence of these competitors extends the purchasing time while customers investigate alternative systems. The Company competes primarily on the basis of the quality of its products and the advanced state of its technology. Although the Company does not rely totally on its patents to compete, the Company believes that the patents will help the Company maintain its leading position in the solid imaging field in the United States and Europe. See "Proprietary Protection," below and "Cautionary Statements and Risk Factors -- Proprietary Protection."

    A number of companies, including Allied Signal Inc. and Du Pont, are currently selling stereolithography resins, which either complement or compete with those distributed by the Company. Sales by the Company of Ciba's stereolithography resins are a small but growing part of the Company's revenues (approximately $10.6 million or 13% of total sales for 1996). Within the limits of its obligations under the Photopolymer Research Agreement (see "Research and Development," above), the Company encourages chemical companies to develop stereolithography resins that are compatible with its SLA equipment, but it also works closely with CSC US to remain competitive in the resin market. The Company believes that it currently supplies resins to owners of a majority of the more than 700 SLA systems currently installed worldwide.

    The Company does not believe that it currently has any significant competition for its maintenance services, although some of the Company's customers perform their own maintenance in-house. The Company offers software and hardware maintenance contracts to its customers (see "Products and Services," above). Maintenance for SLA systems sold internationally is offered by the Company's distributors (see "Marketing and Customers," above).

    The Company's Technology Centers compete with other service bureaus providing similar technologies and services. It is the Company's intention to compete on the basis of service quality and responsiveness. The Company believes that the demand for rapid prototyping service bureaus is sufficient to support these competitors without having a material adverse impact on the demand for the services offered by the Company's Technology Centers.

    Future competition is expected to arise both from the development of allied or related techniques not encompassed by the patents held by or licensed to the Company and through improvements to existing technologies, such as automated machining. The Company has determined to follow a strategy of continuing product development and aggressive patent prosecution to protect itself to the extent possible in these areas.

PROPRIETARY PROTECTION

    The stereolithography technology used by the Company in its products was developed by Charles W. Hull, the Company's President and Chief Operating Officer while employed by UVP, Inc. This technology was originally patented by UVP, Inc., subsequently licensed to the Company in 1986 and acquired by the Company in 1990.

    At December 31, 1996, the Company had received 50 patents in the United States, 5 in Japan, 5 in Europe, 9 in Israel and 4 in Canada; 5 utility models had been issued in Germany. At that date the Company had 32 pending patent applications in the United States, 15 in Europe, 18 in Japan, 8 in Canada, 5 in South Korea, 3 in Singapore and 3 in the Pacific Cooperative Treaty, and international intellectual property organization. As new developments and components to the technology are discovered, the Company intends to apply for additional patents.

    Four of the Company's Japanese patent applications have been examined by the Japanese Patent Office and subsequently published for opposition. Multiple oppositions were submitted against two of the four applications and single oppositions were submitted against two of the applications. Thus far, the Company has responded to all oppositions filed against applications. Based on these responses, the Japanese Patent Office granted two patents in 1994. For the other applications, the Japanese Patent Office will review the oppositions and the Company's responses, and may require the Company to further defend or modify these applications before granting any patent thereon.

    During 1993, the Company, through its subsidiaries, filed a patent infringement lawsuit in Germany against EOS. The lawsuit seeks compensation from EOS for utilizing certain technology which the Company alleges was incorporated in its European patent and seeks other damages and remedies, which include, among others, barring EOS from marketing equipment using technology incorporated in the Company's patent and one of the utility models (see "Item 3. Legal Proceedings").

    During 1994, a German subsidiary of the Company filed an infringement lawsuit against a customer of EOS based on the utility models of the Company. The lawsuit seeks compensation from EOS' customer for damages and attorneys fees as well as an injunction barring the customer from using the EOS equipment (see "Item 3. Legal Proceedings").

    During January 1997, 3D California filed a patent infringement lawsuit against Aaroflex. The lawsuit seeks compensation from Aaroflex for utilizing certain stereolithography technology which the Company alleges is incorporated in six of its U.S. patents and seeks other damages and attorneys fees as well as an injunction barring Aaroflex from marketing its products using technology incorporated in the Company's patents (see "Item 3. Legal Proceedings").

    Application for a patent offers no assurance that a patent will be issued as applied for. Issuance of a patent offers no assurance that the patent can be protected against any claims of invalidation or that the patent can be enforced against any infringement. In addition, litigation of patent issues can be costly and time-consuming. See "Cautionary Statements and Risk Factors -- Proprietary Protection."

EMPLOYEES

    At December 31, 1996, the Company had 389 full-time employees. In addition, at that same date the Company had 57 independent contractors. None of these employees or independent contractors are covered by labor agreements. The Company considers its relations with its employees and its independent contractors to be satisfactory.


CAUTIONARY STATEMENTS AND RISK FACTORS

    Several of the matters discussed in this document contain forward-looking statements that involve risks and uncertainties. Factors associated with the forward looking statements which could cause actual results to differ materially from those projected in the statements appear below. In addition to the other information contained in this document, readers should carefully consider the following cautionary statements and risk factors.

FLUCTUATION OF OPERATING RESULTS

    While the Company has reported profits for each quarter beginning with the quarter ended October 1, 1993, it can be expected that operating results may fluctuate on a quarterly basis as a result of a number of factors, including the status of world economic conditions, fluctuations in foreign currency exchange rates and the timing of product shipments. The current U.S. list price for an SLA-500 system, for example, is $490,000; thus, the acceleration or delay of a small number of shipments from one quarter to the next can significantly affect the Company's results of operations for that quarter.

DEPENDENCE ON A SINGLE PRODUCT LINE

    The Company has developed and marketed a single product line consisting of closely interdependent products in a single field (rapid prototyping) based on a proprietary technology (stereolithography, and, just recently, Multi Jet Modeling). For the foreseeable future, the Company plans to continue to pursue this business strategy. As a consequence, the prospects of the Company and the future value of an investment in the Common Stock will be dependent on the success of its products in this single field.

RISKS ASSOCIATED WITH NEW PRODUCT

     The Company has developed an "office system modeler," the Actua 2100, which is designed to be a rapid-prototyping system for operation in offices and is offered for sale at a U.S. list price of $65,000. The first commercial shipments of the Actua 2100 occurred in December 1996. As of the date hereof, the Company cannot fully anticipate potential manufacturing or operational issues that may arise or competitive forces that may affect sales of the Actua 2100. Accordingly, there can be no assurance that a significant market for the Actua 2100 can be developed or sustained.

HIGH UNIT PRICES

    Currently, per unit U.S. list prices for the Company's SLA systems range from approximately $100,000 to over $400,000. These prices have resulted in long sales cycles and pose significant barriers to the purchase of SLA systems for potential customers.

GROSS MARGINS

    The Company anticipates that the gross margins related to the Actua 2100 system will be lower than margins on its SLA systems, and, if revenues from the sales of Actua 2100 represent a material portion of the Company's product sales, gross margins from product sales would be reduced. The Company also anticipates that gross margins related to the Actua 2100 will be lower during the initial phases of production as a result of certain inefficiencies. Additionally, the Company historically has sold its products primarily through a direct sales force. The Company expects that sales through VARs will represent a larger percentage of total Actua 2100 sales than sales through the Company's direct sales force and, as a result, the Company's average selling prices and gross margins may be adversely affected due to the lower unit prices that are typically charged when selling through an indirect channel. Moreover, there can be no assurance that the Company will be able to attract VARs that will be able to market the Actua 2100 effectively and will be qualified to provide timely and cost-effective customer support and service or that the Company will be able to resolve territorial or other potential conflicts among its VARs. Further, in certain instances the Company has granted exclusive distribution rights which are limited in territory and duration. Consequently, the Company may be adversely affected should any VAR fail to adequately penetrate its market segment. Also, in response to perceived market conditions, during January 1997, the Company reduced its prices for the SLA-250 Series 40 and Series 50 by approximately 20% and introduced the SLA-250 Series 30A (an entry-level SLA priced at $99,000 with a lower profit margin than other SLA systems). While sales of the SLA 250 system may increase as a result of price reductions and the introduction of the SLA-250 Series 30A, profit margins related to these sales will decrease and may have a materially adverse affect on the profits of the Company.

TECHNOLOGICAL CHANGE

    The market for rapid prototyping equipment has emerged only recently and may be characterized by rapid advances in technology. Accordingly, the Company's ability to compete in this market may depend in large part on its success in enhancing its existing products and in developing new products. There can be no assurance that the Company will succeed in such efforts or that any of its products will not be rendered obsolete or uneconomical by technological advances made by others.

PROPRIETARY PROTECTION

    The Company's technology is patented in the United States and additional patents have been granted, published for opposition or are pending in Canada, Europe, Germany, Israel, Japan, Singapore and South Korea. Application for a patent offers no assurance that a patent will be issued or issued without material modification. Moreover, there can be no assurance that the issued patents will not be circumvented or invalidated, that additional patents will be granted, that proprietary information can be maintained as such or that the Company will be able to maintain a meaningful technological advantage. The Company could incur substantial costs in seeking enforcement of its patent rights against infringement or the unauthorized use of its proprietary technology by others or in defending itself against similar claims of others. Insofar as the Company relies on trade secrets and proprietary know-how to maintain its competitive position, there can be no assurance that others may not independently develop similar or superior technologies or gain access to the Company's trade secrets or know-how. See "Item 3. Legal Proceedings."

COMPETITION

    The business environment in which the Company operates is highly competitive and subject to rapid technological change. Certain of the Company's existing and potential competitors have greater financial, marketing and other resources than the Company. Until recently, the Company believes no products technologically similar to the Company's SLA systems have been sold in the United States, although products similar to the SLA systems have been marketed and sold by other companies in Japan and in Europe. In addition, there are other companies researching, designing, developing and marketing other types of rapid prototyping equipment in the United States and in foreign markets, and additional companies have announced plans to enter the rapid prototyping business, either with equipment similar to that marketed by the Company, or with other types of equipment. In many cases the existence of these competitors extends the purchase decision time while customers investigate alternative equipment. These competitors have also been able to market their products successfully to the Company's existing and potential customers. In addition, a number of companies currently sell stereolithography resins, which both complement and compete with those distributed by the Company.

    Future competition is expected to arise from the development of allied or related technologies not encompassed by the patents held by or licensed to the Company, the issuance of patents to other companies which may inhibit the Company's ability to develop certain products encompassed by such patents and improvement to existing technologies, such as automated machining. Increased competition could result in price reductions, reduced margins and loss of market share, all of which could materially adversely affect the Company. The Company has determined to follow a strategy of continuing product development and aggressive patent support to protect its competitive position to the extent practicable. However, as competition has increased, and new competitors have entered the market, the Company's market share has decreased, and there can be no assurance that the Company will be able to maintain its leading position in the field of rapid prototyping or continue to compete successfully against current and future sources of competition or that the competitive pressures faced by the Company will not adversely affect its profitability or financial performance.

PRODUCT DEVELOPMENT

    Stereolithography, Multi-Jet Modeling and the development of resins and thermopolymers used in connection therewith, are relatively new and evolving technologies, and products developed in this field could, following introduction, require additional refinement. For example, during 1994, it was discovered that inadvertent alterations to the SLA systems' end products had occurred when using certain of the epoxy-based resins distributed by the Company which had a tendency, especially in areas of high humidity, to absorb water vapor. Additionally, another resin has exhibited over time a rise in material viscosity when used in the Company's SLA systems. While the Company believes that the steps it has taken to remedy these problems have proven effective, there can be no assurance that future product development issues will not arise.

LIMITED SOURCES OF SUPPLIES

    The Company purchases the major component parts for its SLA systems and Actua 2100 system from outside sources and conducts final assembly of these
systems at its facility in Grand Junction, Colorado.   Although there is more
than one potential supplier of most component parts of these systems, the Company currently relies on a single source of supply for several components. Although two other major domestic manufacturers produce stereolithography resins, resins distributed by the Company are supplied exclusively by CSC US. Pursuant to the Spectra Agreement, ink jet products used in the assembly of the Actua 2100 are supplied exclusively by Spectra. If Spectra were for any reason unable or refused to deliver Multi-Jet Manufacturing parts, the Company would be unable to meet orders for its Actua 2100 System until it was able to obtain an alternative source of supply. In the event the Company is required to enter into arrangements with an alternative supplier, as a result of patents held by Spectra, the possibility exists that, at a minimum, substantial time delays and costs would need to be incurred by the Company before it could be able to
recommence shipment of these products.   Accordingly, the Company is vulnerable
to the possible business interruption of a supplier, and the Company could experience temporary delays or interruptions while an alternative supplier is procured. Such delays, if encountered for an extended period by the Company, could have a material adverse effect on the Company's business and results of operations.

INTERNATIONAL RISKS

    In 1994, 1995 and 1996, international sales, principally in Europe, accounted for approximately $15.0 million, $22.0 million and $26.9 million or 34.6%, 35.2% and 33.8%, respectively, of the Company's total sales. The Company anticipates that international sales may continue to account for a significant portion of the Company's revenues. The Company's international business is subject to special risks, including fluctuating exchange rates, uncertainties in patent enforcement, changes in import and export controls, tariffs, product safety and other regulatory requirements, in addition to currency controls and political and economic risks. To date, these risks have not had a material impact on the Company's business.

ACQUISITION OF KELTOOL, INC.

    In September 1996, the Company completed the acquisition of substantially all of the assets of Keltool, Inc. with the expectation that the acquisition would result in beneficial synergies for the combined business. Achieving this goal will depend in part on whether the operations of Keltool can be integrated with the operation of the Company in an efficient, effective and timely manner. There can be no assurance that this will occur. The acquisition will require, among other things, the education of the Company's employees with respect to the Keltool process, coordination of the companies' sales and marketing efforts and the elimination of redundant and/or unnecessary overhead. Moreover, the integration of the businesses will require the dedication of management resources, which may temporarily distract attention from the day-to-day business of the Company. The inability of management to integrate successfully the operations of Keltool could have a material adverse effect on the business and results of combined business.

ITEM 2.   PROPERTIES

    The Company's principal administrative, sales and marketing, product development, Technology Center and training facilities are located in a 78,320 square foot building in Valencia, California under a lease which expires on December 31, 2002. The Company also leases nearby additional space which is utilized for additional offices and warehousing purposes. The Company also leases sales and service offices in four other states (Illinois, Michigan, Pennsylvania and Texas) and in three countries in the European Community (France, Germany and the United Kingdom).

    The Company's manufacturing and customer support operations are located in a 67,000 square foot facility located in Grand Junction, Colorado (the "Colorado Facility"). The Company constructed the Colorado Facility pursuant to an agreement with the Mesa County Economic Development Council, Inc. executed in October 1995. Following the completion of the Colorado Facility in June 1996, the Company relocated its manufacturing and customer support operations from its Valencia facility to the Colorado Facility during the third quarter of 1996. During the fourth quarter of 1996, all of the Company's manufacturing activities were performed at the Colorado Facility. During August 1996, the Company completed a $4.9 million variable rate industrial development bond financing of the Colorado Facility.

    In connection with the asset acquisition of Keltool, Inc. in September
1996, the Company assumed Keltool's obligations under an existing lease for approximately 6,000 square feet located in St. Paul, Minnesota which expires in September 1997. As a result of the anticipated growth of its operations relating to the Keltool business, the Company executed a lease for approximately 21,000 square feet in Valencia, California which expires on June 30, 2000. The Company's occupancy of this facility commenced during February 1997.

    For information concerning obligations of the Company under its leases, see
Note 17(a) of Notes to Consolidated Financial Statements. For information concerning the Company's Colorado Facility, see Notes 11 and 18 of Notes to Consolidated Financial Statements.

    The Company believes that the facilities described above will be adequate to meet its needs for the foreseeable future.

ITEM 3.   LEGAL PROCEEDINGS

    3D SYSTEMS, INC. AND 3D SYSTEMS GMBH VS. EOS GMBH ELECTRO OPTICAL SYSTEMS, DISTRICT COURT, MUNICH, GERMANY, CASE NO. 40168/93. On May 24, 1993, the Company through its California and German subsidiaries, filed a patent infringement lawsuit against EOS, a European competitor. The lawsuit, filed in the Dusseldorf District Court, Germany, seeks compensation from EOS for utilizing certain technology in EOS's products which the Company alleges was incorporated in its European patent application (the "3D Patent") and seeks damages from EOS for using this technology related to the 3D Patent after the patent's issuance by the European Patent Office. The lawsuit further seeks reimbursement of attorneys fees as well as an order by the Court barring EOS from marketing equipment using the technology contained in the 3D Patent. On August 24, 1993, pursuant to the Company's request, the Dusseldorf District Court ruled to transfer the case to the Munich District Court. On November 18, 1993, the 3D Patent was issued by the European Patent Office (Application Serial No. 85109899, Patent No. 171069).

    On February 21, 1994, the Company amended its complaint to include additional infringement by EOS upon certain other Company technology contained in a German Utility Model issued to the Company by the German Patent Office (the "GPO") on November 4, 1993 (the "3D Utility Model"). On March 1, 1994, a hearing was held in the Munich District Court (the "Court") at which time the Court postponed a ruling on the lawsuit but ordered the Company to post a performance bond in the amount of 1.1 million Deutschmarks (approximately $766,000 at December 31, 1995) to cover certain potential legal fees of EOS related to the lawsuit (in the event of an unfavorable outcome to the Company) as a result of one of the plaintiffs being a foreign corporation. During April 1994, the Company obtained a bank guarantee in the amount of 1.1 million Deutschmarks which serves as the required performance bond. In connection with the bank guarantee, the Company is required to maintain with its foreign bank compensating cash balances equal to 1.1 million Deutschmarks. On May 31, 1994, EOS notified the Court of its request made to the GPO to cancel the 3D Utility Model.

    On March 20, 1995, the GPO ruled to cancel the 3D Utility Model. The Company appealed the ruling of the GPO to the German Federal Patent Court on April 3, 1995. On February 8, 1996 the Court ruled that EOS is required to pay the Company adequate compensation for the unauthorized use of the 3D Patent during the period from November 7, 1991 to the patent issuance on November 18, 1993 (the "Infringement Period"), and that the Company is obligated to reimburse EOS for certain attorney fees incurred by EOS of approximately $70,000. The Court has not made a final determination of certain additional legal fees and costs which may be required to be borne by the Company. The Company expects that the compensation for unauthorized use due from EOS should approximate or exceed all amounts which may be due to EOS, however, the actual amounts remain to be determined. The Court further ruled that EOS, by redesigning its products, did not infringe the 3D Patent after November 18, 1993. The Court further ruled that the action with regard to the 3D Utility Model was suspended pending a decision from the German Federal Patent Court on the validity of the 3D Utility Model. The parties have requested that the Federal Patent Court delay its ruling regarding the validity of the 3D Utility Model.

    The Company has determined to appeal the Court's ruling. Regardless of the outcome of the appeal of either the Court's ruling or the GPO ruling, the Company intends, to the extent that it continues to believe such actions to be appropriate, to continue to prosecute its claims based upon its European patents and the other utility models which are not a subject of either appeal. While the Company has been advised by Bardehle Pagenberg Dost Altenburg Frohwitter Geissler & Partner, counsel in this action, that it is more likely than not that the Company will ultimately prevail in this matter, no assurance can be given that the Company will be successful.

    If the Company is unsuccessful in this litigation, total reimbursements by the Company of EOS's legal fees and court costs could range as high as $650,000.

    3D SYSTEMS GMBH VS. LEOPOLD KOSTAL GMBH & CO., DISTRICT COURT, DUSSELDORF, GERMANY, CASE NO'S. 40299/94, 40336/94 AND 40337/94. On October 14, 1994, the
Company notified a German customer of EOS, Leopold Kostal GmbH & Co. KG ("Kostal"), of its intention to file a patent infringement suit against Kostal for operating certain equipment purchased from EOS (which the Company alleges incorporates certain technology contained in the 3D Utility Model as well as two other German Utility Models issued to the Company in 1994) unless Kostal immediately ceased to use the EOS equipment. Additionally, the Company offered to waive its rights to any damages against Kostal if Kostal would agree to purchase a stereolithography system from the Company, at a discount from then current published prices, as a replacement for the EOS system. On
October 24, 1994, Kostal rejected this offer and, on November 2, 1994, the Company filed a lawsuit against Kostal for infringement. The lawsuit seeks compensation from Kostal for damages and attorneys fees as well as an injunction barring Kostal from using the EOS equipment.

    As noted above, on March 20, 1995, the GPO ruled to cancel the initial 3D Utility Model. Subsequent thereto, Kostal introduced the GPO ruling into this litigation. In addition, on April 19, 1995, EOS filed cancellation requests against two other Utility Models of the Company and has introduced this information into the Kostal litigation as well.

    On September 12, 1995, the court ruled to suspend a decision regarding Kostal's alleged infringement of the two other German Utility Models pending a decision concerning their validity by the GPO.

    3D SYSTEMS, INC. VS. AAROTECH, ET AL. UNITED STATES DISTRICT COURT, CENTRAL
DISTRICT OF CALIFORNIA, CASE NO. 97-0231WDK(EX).   On January 13, 1997, 3D
California filed a complaint ("Complaint") in the United States District Court, Central District of California, against Aaroflex, Inc. ("Aaroflex") and its wholly owned subsidiary, Aarotech Laboratories, Inc. ("Aarotech") and Albert C. Young ("Young"). Young is the Chairman of the Board and Chief Executive Officer of both Aarotech and Aaroflex. The Complaint alleges that stereolithography equipment manufactured by Aaroflex infringes on six of the patents of 3D California. 3D California seeks damages and injunctive relief from the defendants. The defendants have threatened to sue 3D California for trade libel. To date, the defendants have not filed such a suit. The defendants have filed a motion to dismiss the Complaint or transfer the case to their home district in Virginia. The Court has set a hearing date of June 23, 1997 for the defendants' motion.

    While the Company believes that it has substantial defenses to the claims described above, and intends to vigorously defend all legal actions, no assurance can be given that the Company would, in fact, prevail in these matters, and the possibility exists that an adverse decision might have a material adverse effect on the financial condition of the Company.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information concerning the executive officers of the Company:

                         AGE AT              POSITION
NAME                FEBRUARY 28, 1997      WITH THE COMPANY
----                -----------------      ----------------
Arthur B. Sims             59            Chief Executive Officer and Chairman of
                                         the Board of Directors

Charles W. Hull            57            Chief Operating Officer, President and
                                         Director

Richard D. Balanson        47            Executive Vice President, Development
                                         and Manufacturing

Gordon L. Almquist         47            Vice President, Finance and Chief
                                         Financial Officer

A. Sidney Alpert           58            Vice President, General Counsel and
                                         Secretary

Mark R. Bell               43            Vice President, Sales The Americas

Richard P. Fedchenko       58            Vice President, Strategy and Market
                                         Development

Eugen J. Geyer             47            Vice President, 3D Europe

Robert E. Horrell          52            Vice President, Service Business

    The principal occupations of the executive officers of the Company are as follows:

    ARTHUR B. SIMS: Mr. Sims has served as Chief Executive Officer of the Company since August 1993 and, since September 1991, has also served as Chief Executive Officer of 3D Systems, Inc. From September 1990 to September 1991, Mr. Sims was an independent management consultant. From 1989 until September 1990, Mr. Sims was President of Quadratron Systems Incorporated, a developer and marketer of office automation software. From 1988 to 1989, Mr. Sims served as President and Chief Executive Officer of CPT Corporation. Prior to that, he served four years as Corporate Vice President and President of Computer Sciences Corp.'s Industry Services Group and for one year as President and Chief Executive Officer of United Information Services. Previously he was associated with IBM and General Electric Company.

    CHARLES W. HULL: Mr. Hull has served as Chief Operating Officer and President of the Company since August 1993 and since March 1986 as President of 3D Systems, Inc.; prior thereto, he was Vice-President of UVP, Inc. from January 1980 to March 1986. The stereolithography technology was developed by Mr. Hull while employed by UVP, Inc., a systems manufacturing company.

    RICHARD D. BALANSON: Mr. Balanson became Executive Vice President, Development and Manufacturing in October 1996. From August 1994 to September 1996, Mr. Balanson was General Manager, Executive Vice President and Member of the Board of Maxtor Corporation, a major supplier of computer disk drives, where he was in charge of engineering, manufacturing, materials, sales and marketing. From October 1992 to June 1994, Mr.

Balanson was President and Chief Operating Officer of Applied Magnetics Corporation, an OEM components supplier to manufacturers of disk and tape drives. From 1975 to 1992, he held several management and technical positions with International Business Machines Corporation including IBM Research Division, where he had responsibility for research and development in many areas, including xerography, optics, lasers and computer storage media.

    GORDON L. ALMQUIST: Mr. Almquist became Vice President, Finance and Chief Financial Officer of the Company in September 1991. Prior thereto, from March 1990 to September 1991 he served as Vice President, Finance and Administration of Quadratron Systems Incorporated, a developer and marketer of office automation software. From November 1989 to February 1990, Mr. Almquist served as a financial consultant; and from August 1988 to October 1989, Mr. Almquist served as Vice President, Finance and Treasurer of Premier Pump and Pool Products, Inc. From January 1978 to July 1988, Mr. Almquist served in various financial management positions (most recently as Vice President, Finance, Treasurer and Secretary) for Bishop Incorporated, a corporation which was engaged in the marketing and distribution of drafting and engineering equipment and supplies for the electronics and architectural industries. Mr. Almquist is a Certified Public Accountant.

    A. SIDNEY ALPERT: Mr. Alpert became Vice President and General Counsel of the Company in January 1996 and has served as Secretary of the Company since May 1996. Prior thereto, from January 1994 through December 1995, Mr. Alpert was an intellectual property consultant. From late 1988 through March 1995, Mr. Alpert served as Chairman of the Board of University Communications, Inc., which markets a satellite-delivered interactive computer-based education program. Mr. Alpert is a consultant to Competitive Technologies, Inc. ("CTI") (formally known as University Patents, Inc.), a corporation listed on the American Stock Exchange which handles patent management and technology transfer activities primarily for universities and colleges. University Communications, Inc. is an affiliate of CTI. Mr. Alpert has been employed in various managerial capacities with CTI since 1972, from July 1988 until December 1993 was Chairman of the Board and Chief Executive Officer of CTI, and remained on the Board of Directors until December, 1995.

    MARK R. BELL: Mr. Bell has served as Vice President, Sales, The Americas since April 1996 and is responsible for sales in the United States, Canada, Mexico and Latin America. Mr. Bell previously had been Eastern Region Sales Director - U.S. since joining the Company in August 1990. From September 1987 to August 1990, Mr. Bell was Eastern Area Manager for Cimlinc, Inc., a provider of CIM software solutions and services. From February 1987 to August 1987, Mr. Bell was Eastern Area Manager for Manufacturing & Consulting Services, Inc.
(MCS), a software developer in the mechanical design and manufacturing (CAD/CAM) industry. From October 1986 to January 1987, Mr. Bell was Eastern Region Manager for Infodetics, a supplier of records management systems and microfilm duplication equipment. Prior to 1986, Mr. Bell has been employed in various sales management positions with McDonnell Douglas Corporation, Auto-Trol Technology Corporation, Tektronix, Inc, and Burroughs Corporation.

    RICHARD P. FEDCHENKO: Mr. Fedchenko has served as Vice President, Strategy and Market Development of the Company since August 1993 and since August 1992 as Vice President, Strategy and Market Development of 3D Systems, Inc. Prior thereto, Mr. Fedchenko served as Consultant with Douglass Rosewater and Brown, an advertising and public relations agency from 1990 through June 1992. From 1985 to 1990, Mr. Fedchenko was Vice President, Marketing, and Executive Consultant, for Strategic Directions International, Inc., a management consulting firm. From 1985 through 1992, Mr. Fedchenko served as Associate Professor of Management, Azusa Pacific University (APU) and held various directorships within the School of Business of APU.

    EUGEN J. GEYER:   Mr. Geyer became Corporate Vice President, 3D Systems
Europe in January 1996, and is responsible for the Company's operations throughout Europe, including its subsidiaries in Germany, France and the United Kingdom. From 1992 to 1995, Mr. Geyer was the Chief Executive Officer of 4P Folie Forchheim GmbH, a German subsidiary of Van Leer Worldwide Packaging, headquartered in Holland. From 1991 to 1992, he was Executive Vice President of Marketing and Sales of EMS-Chemie AG, a Swiss chemical company. From 1974 to 1991, Mr. Geyer held management positions with the General Electric Plastics Group and, from 1987 to 1989, was President and Managing Director of a GE joint venture in Brazil.

    ROBERT E. HORRELL:  Mr. Horrell has served as Vice President, Service
Businesses of the Company since   October 1996 and from March 1987 through
September 1996 as Vice President, Operations of the Company. From April 1982 to February 1987, he was Vice-President, Operations of Elec-Trol, Inc. a developer and manufacturer of electronic components.

    Subject to the employment agreements between the Company and each of Messrs. Sims, Balanson, Geyer and Hull, all officers serve at the pleasure of the Board of Directors of the Company.

                                       PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    The following table sets forth for the periods indicated the high and low closing sales prices of the Company's Common Stock (symbol: TDSC) on the Nasdaq National Market. The Company effected a one-for-three reverse stock split on May 23, 1995. Also shown are prices prior to the effective date of the reverse stock split which have been adjusted by a factor of three to reflect the effect of the reverse stock split.





Historic Prices
As Adjusted for 1-for-3
Reverse Stock Split


YEAR    PERIOD                       HIGH        LOW       HIGH        LOW
----    ------                       ----        ---       ----        ---
1995    First Quarter               4-11/16    3-5/16     14-1/16    9-15/16
        Second Quarter (through
        May 23)                     5-7/8      4-5/16     17-5/8    12-15/16

        Second Quarter
        (from May 24 - June 30)     17-7/8     15-7/16

        Third Quarter               21-7/8     15-3/8

        Fourth Quarter              24         14-1/4

1996    First Quarter               24-1/8     18-7/8

        Second Quarter              24-7/8     20

        Third Quarter               21-3/4     12

        Fourth Quarter              14-47/64   9-3/4

1997    First Quarter
        (through February 28,
        1997)                       16-1/4     10-1/8


    As of February 28, 1997, the outstanding Common Stock was held of record by 652 stockholders.

DIVIDENDS

    The Company has not paid any dividends on its Common Stock and currently intends to retain any future earnings for use in its business. Therefore, it should not be expected that any dividends will be declared on the Common Stock in the foreseeable future. Any dividend payment will be at the discretion of the Company's Board of Directors and will require the consent of Silicon Valley Bank (see "Item 7. Management's Discussion and Analysis of Results of Operation and Financial Condition -- Liquidity and Capital Resources) and will be dependent upon the Company's earnings, operating and financial condition and capital requirements, as well as general business conditions.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

    The following summary of selected consolidated financial data for the periods set forth below has been derived from the Consolidated Financial Statements of 3D Systems Corporation. Such information should be read in conjunction with Management's Discussion and Analysis of Results of Operation and Financial Condition and with the Consolidated Financial Statements appearing elsewhere in this Form 10-K.

                                                   YEARS ENDED DECEMBER 31,
                                  -------------------------------------------------------
                                    1992     1993          1994       1995        1996
                                  -------   -------      -------     -------      -------
                                   (IN THOUSANDS, EXCEPT PER SHARE AND UNIT AMOUNTS)
STATEMENTS OF OPERATIONS DATA:
Sales:

     Products(1) . . . . . . . .  $18,466   $20,951      $28,848     $43,544      $53,229
     Services(2) . . . . . . . .    7,489    10,130       14,489      19,038       26,403
                                  -------   -------      -------     -------      -------
          Total Sales. . . . . .   25,955    31,081       43,337      62,582       79,632
                                  -------   -------      -------     -------      -------
Cost of sales:
     Products(1) . . . . . . . .    8,835    10,191       13,928      19,328       24,893
     Services(2) . . . . . . . .    5,489     6,097        8,734      11,936       16,906
                                  -------   -------      -------     -------      -------
          Total cost of sales  .   14,324    16,288       22,662      31,264       41,799
                                  -------   -------      -------     -------      -------
Gross profit . . . . . . . . . .   11,631    14,793       20,675      31,318       37,833

Operating expenses:
     Selling, general and
      administrative . . . . . .   11,118    12,345       14,359      20,302       24,748
     Research and development  .    3,198     2,590        3,207       6,109        7,665
     Restructuring costs, net. .       --       350           --          --           --
     Insurance recovery, net . .       --    (1,125)(3)       --          --           --
                                  -------   -------      -------     -------      -------
          Total operating
           expenses. . . . . . .   14,316    14,160       17,566      26,411       32,413
                                  -------   -------      -------     -------      -------
Income (loss) from operations. .   (2,685)      633        3,109       4,907        5,420
Interest income. . . . . . . . .       81        61          151       1,257        1,541
Interest expense . . . . . . . .     (170)      (89)         (71)        (42)        (129)
                                  -------   -------      -------     -------      -------
Income (loss) before income tax
 expense (benefit) . . . . . . .   (2,774)      605        3,189       6,122        6,832
Income tax expense (benefit) . .       --        74       (1,313)(4)  (2,795)(4)    2,233
                                  -------   -------      -------     -------      -------
Net income (loss). . . . . . . .  $(2,774)  $   531      $ 4,502     $ 8,917      $ 4,599
                                  -------   -------      -------     -------      -------
                                  -------   -------      -------     -------      -------
Net income (loss) per common
 share(5). . . . . . . . . . . .  $ (0.36)  $  0.06      $  0.48     $   .83      $   .39
                                  -------   -------      -------     -------      -------
                                  -------   -------      -------     -------      -------
Weighted average number of
 shares outstanding. . . . . . .    7,632     9,165        9,365      10,708       11,742

SLA SYSTEMS DATA:

SLA systems shipped (unaudited).       58        59           73         120          151

Cumulative number of SLA systems
 shipped (unaudited) . . . . . .      338       397          470         590          741


                                                   AT DECEMBER 31,
                                  --------------------------------------------------
                                    1992     1993       1994     1995          1996
                                  -------   -------   -------   -------      -------
                                                         (IN THOUSANDS)
BALANCE SHEET DATA:

  Working capital(6). . . . .    $ 6,331   $ 7,197    $11,722   $50,022      $49,764
  Total assets(6) . . . . . .     22,009    24,594     30,465    81,551       92,239
  Short-term debt . . . . . .        442       200         --        --          100
  Long-term liabilities,
   excluding current portion.      1,077     1,288      1,474     1,622        6,273
  Stockholders' equity. . . .     15,039    14,685     19,985    62,950       68,703


(1) Includes SLA systems and related equipment, resins, software and other component parts as well as rentals of equipment.
(2) Includes maintenance, services provided by the Company's Technology Centers and training services.
(3) Reflects net benefits of an insurance settlement payment received by the Company from its insurance carrier related to a claim to recover costs incurred by the Company in connection with a patent infringement suit.
(4) Includes the recognition of deferred tax assets, in accordance with SFAS No. 109, of $1.5 million in 1994 and $3.0 million in 1995. See "Management's Discussion and Analysis of Results of Operations and Financial Condition - Results of Operations."
(5) All periods presented have been adjusted to reflect the one-for-three reverse stock split effected on May 23, 1995. Per share data for 1992 through 1995 reflect the issuance of approximately 3.2 million shares (post-split) in connection with the Company's rights offering in June 1992.
(6) Includes $710,000, $766,000 and $722,000 of restricted cash at December 31, 1994, 1995 and 1996, respectively. See Note 17(c) of Notes to Consolidated Financial Statements

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

    The Company's revenues are generated by product and service sales. Product sales are comprised of the sale of SLA systems and related equipment, resins, software, and other component parts, as well as rentals of SLA systems. Service sales include revenues from maintenance, services provided by the Company's Technology Centers and customer training.

    The following table sets forth certain operating amounts and ratios as a percentage of total sales except as otherwise indicated:


                                        YEARS ENDED DECEMBER 31,
                                   -------------------------------
                                     1994         1995       1996
                                   -------      -------    -------
                                  (IN THOUSANDS, EXCEPT PERCENT DATA)
Sales:

     Products. . . . . . . . . .   $28,848      $43,544    $53,229
     Services. . . . . . . . . .    14,489       19,038     26,403
                                   -------      -------    -------
          Total sales. . . . . .    43,337       62,582     79,632
                                   -------      -------    -------
Cost of sales:

     Products. . . . . . . . . .    13,928       19,328     24,893
     Services. . . . . . . . . .     8,734       11,936     16,906
                                   -------      -------    -------
          Total cost of sales. .    22,662       31,264     41,799
                                   -------      -------    -------
Total gross profit . . . . . . .    20,675       31,318     37,833
% of total sales . . . . . . . .     47.7%        50.0%      47.5%

     Gross profit - products . .    14,920       24,216     28,336
     % of total product sales. .     51.7%        55.6%      53.2%

     Gross profit - services . .     5,755        7,102      9,497
     % of total service sales. .     39.7%        37.3%      36.0%

Selling, general and
 administrative expenses . . . .    14,359       20,302     24,748
% of total sales . . . . . . . .     33.1%        32.4%      31.1%

Research and development
 expenses. . . . . . . . . . . .     3,207        6,109      7,665
% of total sales . . . . . . . .      7.4%         9.8%       9.6%
                                   -------      -------    -------

                                 YEARS ENDED DECEMBER 31, (CONTINUED)
                                 -----------------------------------
                                     1994         1995       1996
                                   -------      -------    -------
                                 (IN THOUSANDS, EXCEPT PERCENT DATA)
Income from operations . . . . .   $ 3,109      $ 4,907    $ 5,420
% of total sales . . . . . . . .      7.2%         7.8%       6.8%

Interest income (expense), net .        80        1,214      1,412
% of total sales . . . . . . . .       .2%         1.9%       1.8%

Income tax benefit (expense) . .     1,313        2,796     (2,233)
% of total sales   . . . . . . .      3.0%         4.5%      (2.8%)
                                   -------      -------    -------
Net income   . . . . . . . . . .   $ 4,502      $ 8,917    $ 4,599

% of total sales   . . . . . . .     10.4%        14.2%       5.8%
                                   -------      -------    -------
                                   -------      -------    -------


    The following table sets forth for the periods indicated total revenues attributable to each of the Company's major products and services groups:

                                          YEARS ENDED DECEMBER 31,
                                      ----------------------------------
                                        1994          1995        1996
                                      --------      --------   ---------
                                                (IN THOUSANDS)
Products:
     SLAs and related equipment. . .  $18,645      $29,931      $38,230
     Resins. . . . . . . . . . . . .    6,414        8,168       10,563
     Software, other component
      parts and rentals  . . . . . .    3,789        5,445        4,436
                                      -------      -------      -------
          Total products . . . . . .   28,848       43,544       53,229
                                      -------      -------      -------
Services:
     Maintenance . . . . . . . . . .   11,650       14,322       21,341
     Technology Centers. . . . . . .    2,453        4,230        4,227
     Training. . . . . . . . . . . .      386          485          835
                                      -------      -------      -------
          Total services . . . . . .   14,489       19,038       26,403
                                      -------      -------      -------
Total sales. . . . . . . . . . . . .  $43,337      $62,582      $79,632
                                      -------      -------      -------
                                      -------      -------      -------
Products:
     SLAs and related equipment. . .     43.0%        47.8%        48.0%
     Resins. . . . . . . . . . . . .     14.8         13.1         13.3
     Software, other component
     parts and rentals . . . . . . .      8.8          8.7          5.6
                                      -------      -------      -------
          Total products . . . . . .     66.6         69.6         66.9
                                      -------      -------      -------
Services:
     Maintenance . . . . . . . . . .     26.9         22.9         26.8
     Technology Centers. . . . . . .      5.6          6.7          5.3
     Training. . . . . . . . . . . .      0.9          0.8          1.0
                                      -------      -------      -------
          Total services . . . . . .     33.4         30.4         33.1
                                      -------      -------      -------
Total sales. . . . . . . . . . . . .    100.0%       100.0 %      100.0%
                                      -------      -------      -------
                                      -------      -------      -------

1996 COMPARED TO 1995

SALES. Sales in 1996 were $79.6 million, an increase of 27% over the $62.6 million recorded during 1995.

Product sales in 1996 increased $9.7 million or 22% to $53.2 million compared to $43.5 million in 1995. The increase was primarily the result of increased shipments of SLAs in both the U.S and Europe. The Company sold a total of 151 SLA systems in 1996, comprised of 5 SLA-190's, 56 SLA-250's, 40 SLA-350's (the Company's newest SLA system which features the new Zephyr-TM- recoater, a solid state laser and an automatic resin re-filling system) and 50 SLA-500's (the Company's largest and highest priced system). In 1995, the Company sold 120 SLAs, comprised of 5 SLA-190's, 63 SLA-250's and 52 SLA-500's. Orders for the Company's SLA systems in 1996 (compared to

1995) increased in Europe but declined in both the U.S. and Asia-Pacific markets and total SLA systems backlog at the end of 1996 was lower than the end of 1995.

The Company believes that the decline in the U.S. orders in 1996 (when compared to 1995) was due primarily to the performance, and termination, of a number of the Company's independent domestic sales representatives ("agents"), and, to a lesser extent, to competitive pressures. The Company's domestic marketing strategy has focused on a strong internal sales organization, as well as the utilization of agents (primarily, independent sales representatives in the machine tools industry). During 1996, these sales agents however were not producing the level of sales expected by the Company. Additionally, the Company believed it could obtain better visibility and contact with its customers by utilizing a direct sales force. Accordingly, in August 1996, the Company terminated its arrangements with all of its sales agents and began recruiting additional personnel to strengthen the internal sales and support organization. Between September 1, 1996 and December 31, 1996, the Company completed the hiring of ten additional sales persons. Although the Company offered its agents the opportunity to enter into new arrangements with the Company, at lower commission rates than under the prior agreements, to date no agents have entered into new agreements. Because of the long cycle for SLA systems sales, the Company does not anticipate that these additions to its internal sales organization will significantly increase domestic sales in the first half of 1997. While historically there has not always been an accurate correlation between orders and ending backlog in one year and revenues in the next year, the decline in U.S. orders in 1996, coupled with potential inefficiencies caused by the recent changes in the Company's domestic sales organization, could negatively impact domestic revenues during the first half of 1997. The Company anticipates that European orders should increase in 1997 as compared to 1996 primarily as a result of an increased sales force. However, this is a forward-looking statement and as with other such statements are subject to uncertainties. As a result of competitive pricing pressures or other market conditions, European orders may not increase in 1997.

The Company believes that SLA system sales may also fluctuate on a quarterly basis as a result of a number of other factors, including the status of world economic conditions, fluctuations in foreign currency exchange rates and the timing of product shipments (the current U.S. list price of an SLA-500, for example, is $490,000; thus the acceleration or delay of a small number of shipments from one quarter to another can significantly affect the results of operations for the quarters involved).

During 1997, there are several additional factors which may impact quarterly sales. During 1996, the Company introduced two new products, the SLA-350 Series 10, a new, advanced SLA system and the low-priced Actua 2100 office modeler (which uses a technology completely different from stereolithography), designed for operation in engineering and design offices. During May 1996, the Company began commercial shipments of the SLA-350. As a result of certain technical issues, which the Company believes to be resolved, commercial shipments of the Company's Actua 2100 were delayed until late December, 1996 (the Company shipped a total of six commercial units in December 1996). The possibility exists that the announcement and introduction of these new products may have caused, and may cause in the future, potential customers of the Company who were considering the purchase of one of the Company's other models to defer their purchase decision until further information is available as to the performance and reliability of the new products. Further delays in shipments of new products may also occur as a result of unexpected problems encountered in actual use.

Service sales in 1996 increased $7.4 million, or 39%, compared to 1995, primarily as a result of increased maintenance revenues due to the larger installed base of SLA systems in the U.S. and Europe as well as from greater sales (approximately $648,000) of SLA upgrades (primarily Zephyr upgrades) to existing SLA customers. The Company anticipates that sales of Zephyr upgrades in 1997 will be significantly lower compared to 1996.

COST OF SALES. Cost of sales increased to $41.8 million or 52% of sales in 1996 compared to $31.3 million or 50% of sales in 1995.

Product cost of sales as a percentage of product sales increased to 47% in 1996 compared to 44% in 1995. The increase in 1996 was primarily the result of the stronger dollar in 1996, as compared to 1995; greater discounting of European SLA system sales in 1996 due to competition; and increased manufacturing expenses as a result of the Company's new and larger manufacturing facility in Grand Junction, Colorado. The Company's gross profit margins on product sales are affected by several factors including, among others, sales mix, distribution channels and fluctuations in foreign currency exchange rates and, therefore, may vary in future periods from those experienced during 1996. Additionally, the Company anticipates that the gross margins related to the Actua 2100 system will be lower than margins on its SLA systems, and, if revenues from the sales of Actua 2100 represent a material portion of the Company's product sales, gross margins from product sales would be reduced. The Company also anticipates that gross margins related to the Actua 2100 will be lower during the initial phases of production as a result of certain inefficiencies and anticipates, in the event of increased production, that Actua 2100 gross margins could increase as a result of lower per unit material costs (due to greater purchasing economies) and increased manufacturing efficiencies. Additionally, the Company anticipates that gross margins relating to the SLA 250 may be lower than historical margins due to the introduction in January 1997 of the SLA-250 Series 30A (an entry level SLA priced at $99,000 with a lower profit margin than other SLA systems) and the approximately 20% price reduction of the SLA-250 Series 40 and Series 50 effected by the Company in January 1997.

Service cost of sales as a percentage of service sales increased to 64% in 1996 compared to 63% in 1995, primarily as a result of lower margins from the Company's U.S. Technology Center due to the Technology Center's testing of both new hardware and software products as well as the increased use of outside vendors for certain rapid prototyping applications in 1996. The decreased margins from the U.S. Technology Centers were partially offset, however, by improved margins from field service operations due to the more profitable Zephyr upgrades delivered in 1996 compared to those upgrades offered in 1995.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("S,G&A") expenses increased $4.4 million or 22% in 1996 compared to 1995, primarily as a result of expanded sales and marketing programs in both Europe and the U.S. The Company currently anticipates that S,G&A expenses will be higher in 1997 compared to 1996 due primarily to the expansion of the Company's U.S. direct sales distribution channel. The Company currently anticipates that if its revenues continue to grow, S,G&A expenses as a percentage of total sales in future quarters should begin to decline, primarily as a result of economies of scale. However, these are forward-looking statements and as with other such statements are subject to uncertainties. For example, if sales do not continue to grow over the period, it is less likely that S,G&A expenses as a percentage of total sales would decline.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development ("R&D") expenses in 1996 increased approximately $1.6 million or 25% compared to 1995. The increase in R&D expenses in 1996 was primarily the result of the write-off during the third quarter of 1996 of acquired in-process technology valued at $430,000 in connection with the Keltool acquisition (see Note 7 of Notes to Consolidated Financial Statements) as well as the Company's efforts towards the development of the Actua 2100 and certain other development projects. Based on the Company's historical expenditures related to research and development and its current development goals, the Company anticipates for the foreseeable future, research and development expenses will be equal to approximately ten percent of sales. However, this is a forward-looking statements and, as with any such statement, is subject to uncertainties. For example, if total sales of the Company for any particular period do not meet the anticipated sales of the Company for that period, research and development expenses as a percentage of sales may exceed 10%.

OPERATING INCOME. Operating income in 1996 was 6.8% of total sales compared to 7.8% of total sales in 1995. The decrease in the percentage of operating income to total sales in 1996 was primarily attributable to increases in cost of sales (both products and services) in 1996, as described above.

OTHER INCOME AND EXPENSES. Interest income increased to $1.5 million in 1996 from $1.3 million in 1995, primarily as a result of the investment of funds from the Company's stock offering which was completed in June 1995.

Interest expense increased to $128,860 in 1996 from $41,967 in 1995 primarily as a result of the Company's financing of its Colorado facility which was effected August 20, 1996 (see Note 11 of Notes to Consolidated Financial Statements).

PROVISION FOR INCOME TAXES (BENEFITS). The Company's tax expense in 1996 was $2.2 million or 33% of pre-tax income, compared to a tax benefit of $2.8 million in 1995. During the third quarter of 1995, the Company realized a net income tax benefit of $2.9 million which included a deferred tax benefit resulting from the recognition of deferred tax assets of $3.0 million (related primarily to net operating loss carryforwards attributable to the Company's domestic operations). The Company's tax rate in 1997 is expected to approximate 38%.

1995 COMPARED TO 1994

SALES. Sales in 1995 reached $62.6 million, an increase of 44% compared to the $43.3 million recorded in 1994.

Product sales in 1995 increased $14.7 million or 51% compared to 1994. The increase in product sales was primarily the result of increased shipments of SLA systems, which management believes was the result of QuickCast-TM-, the Company's investment casting application (introduced in June 1993), increased participation by independent sales agents in domestic sales of SLA systems, as well as the increased acceptance by industry of rapid prototyping equipment and technology. The Company sold a total of 120 SLA systems in 1995, including 52 SLA-500's (the Company's largest and highest priced system), compared to 73 during 1994, including 29 SLA-500's.

Service sales in 1995 increased $4.5 million or 31% compared to 1994 primarily as a result of increased maintenance revenues due to the larger installed base of SLA systems in the U.S. and Europe and from increased capacity and demand for services from the Company's Technology Centers. Sales by the Company's U.S. Technology Center were adversely impacted during 1994 as a result of down-time experienced during a portion of the first quarter of 1994 (as a result of the January 17, 1994 Northridge earthquake) and by lower part yields caused by certain experimental processes used during the first half of 1994.

COST OF SALES. Cost of sales increased to $31.3 million in 1995 from $22.7 million in 1994, but decreased as a percentage of sales to 50% in 1995 from 52% in 1994.

Product cost of sales as a percentage of product sales decreased to 44% in 1995 compared to 48% in 1994. The decrease in 1995 was primarily the result of the increased sales of SLA systems described above; the weaker U.S. dollar in 1995 compared to 1994; and increased manufacturing efficiencies due to the higher level of production. These factors were partially offset by increased commission payments to sales agents as a result of a greater portion of domestic SLA systems sales occurring through sales agents in 1995 compared to 1994.

Service cost of sales as a percentage of service sales increased to 63% in 1995 compared to 60% in 1994, primarily as a result of lower margins on SLA system upgrades offered in 1995 compared to 1994 and higher parts costs and expenses related to maintenance services in 1995 compared to 1994. The decrease in maintenance service margins was partially offset by improved margins from Company's Technology Centers due increased efficiencies as a result of the increase in sales described above.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses in 1995 increased $5.9 million or 41% over 1994 but decreased as a percentage of sales to 32% in 1995 from 33% in 1994. The increase was primarily the result of increased domestic selling and marketing expenses ($2.5 million) related to greater domestic sales and new product introductions in 1995; increased European expenses ($1.2 million) as a result of additional personnel, increased marketing expenses associated with new product introductions and the weaker U.S. dollar in 1995 as compared to 1994; and relocation expenses recognized in the fourth quarter of 1995 ($850,000) related to the Company's move of its manufacturing and customer support operations in 1996 to a new and larger facility in Colorado.

RESEARCH AND DEVELOPMENT EXPENSES.  Research and development expenses in
1995 totaled $6.1 million or 9.8% of sales compared to $3.2 million or 7.4% of sales in 1994. The increase of $2.9 million or 90% over 1994 was primarily the result of salaries and wages related to additional employees and consultants and increased materials and components in connection with expanding certain research and development projects. Additionally, during

1995, the Company paid $250,000 in fees related to the Company's acquisition of the exclusive rights to certain technology.

OTHER INCOME AND EXPENSES.  Interest income increased to $1.3 million in
1995 compared to $150,779 in 1994, primarily as a result of the Company's stock offering which was completed in June 1995.

Interest expense decreased to $41,967 in 1995 from $70,273 in 1994 primarily as a result of lower fees and expenses associated with the Company's bank line of credit in 1995 and lower imputed interest amortization due to the lower balance of severance obligations in 1995 compared to 1994.

PROVISION FOR INCOME TAXES (BENEFITS). During the third quarter of 1995, the Company realized a net income tax benefit of $2.9 million which included a deferred tax benefit resulting from the recognition of deferred tax assets of $3.0 million which was partially offset by provisions for federal and state income taxes and foreign income taxes attributable to the Company's German subsidiary. Under SFAS No. 109, the Company's is required to periodically evaluate the realizability of its deferred tax assets (in this case, consisting primarily of net operating loss carryforwards). When management believes that it is more likely than not that the Company will be able to utilize the benefit of its deferred tax assets, the Company is required to recognize such deferred tax assets. Accordingly, in the third quarter of 1995, based upon its positive cumulative income trends and projections for future taxable income in 1996, the Company recognized deferred tax assets of $3.0 million or $.28 per share.

FOREIGN OPERATIONS

International sales accounted for 34.6%, 35.2% and 33.8% of total sales in 1994, 1995 and 1996, respectively. For information with respect to allocation of sales among the Company's foreign operations, see Note 16 of Notes to Consolidated Financial Statements.

The cost of sales of the Company's foreign operations has been significantly higher than domestic costs of sales, primarily due to the structure of transfer pricing by the Company to its foreign subsidiaries, which are above the Company's cost.

Operating results of foreign operations have been substantially lower than domestic operating results due to the structure of transfer pricing, discussed above, the Company's determination to utilize other advantageous tax planning strategies, and, to a lesser extent, the inefficiencies of size inherent in maintaining three separate operations (one each in England, France and Germany), as well as litigation costs.

To date, the Company has not entered into hedging transactions to protect against changes in foreign currency exchange rates.


LIQUIDITY AND CAPITAL RESOURCES

                                             AS OF AND FOR THE YEARS ENDED DECEMBER 31,
                                            ------------------------------------------
                                                  1994        1995         1996
                                               ----------  ----------  -------------
                                                         (IN THOUSANDS)
Cash and cash equivalents(1) . . . . . . . .   $   7,134   $  39,025    $ 25,078
Short-term investments . . . . . . . . . . .          --          --       3,759
Working capital(1) . . . . . . . . . . . . .      11,722      50,022      49,764
Cash provided by (used for)
operating activities . . . . . . . . . . . .       3,005       2,953      (7,016)
Cash used for investing activities . . . . .      (2,444)     (4,720)    (12,497)
Cash provided by (used for) financing
 activities. . . . . . . . . . . . . . . . .        (896)     33,837       5,384

----------------
(1) Includes $710,000, $766,000 and $722,000 of restricted cash at December 31, 1994, 1995 and 1996, respectively. See Note 17(c) of Notes to Consolidated Financial Statements.

    Net cash provided by (used for) operating activities in 1994, 1995 and 1996 was $3.0 million, $3.0 million and $(7.0) million, respectively. The negative cash flow from operations in 1996 was comprised primarily of an increase in inventory ($5.7 million) as a result of an increase in finished goods and Actua 2100 inventory components, an increase in lease receivables ($4.8 million), and an increase in accounts receivable ($5.1 million), primarily as a result of the increase in sales during the fourth quarter of 1996 compared to the comparable prior year period, a greater portion of European customers with extended pay terms in 1996 compared to 1995, and a greater portion of shipments occurring later in the fourth quarter of 1996 compared to fourth quarter of 1995. These decreases were partially offset by net income ($4.6 million), non cash depreciation and amortization ($3.6 million), and a decrease in deferred tax assets ($1.5 million). During the third quarter of 1996, the Company began providing lease financing for qualified U.S. customers. The leases are accounted for as sales-type leases where the present value of the minimum payments, net of executory costs, are recorded as sales. The Company expects to periodically sell a portion of the lease receivables as a future source of financing.

    Net cash used for investing activities in 1996 totaled $12.5 million and was primarily the result of construction expenditures related to the Company's Grand Junction, Colorado facility ($4.0 million), the net purchase of short-term investments ($3.8 million), SLA equipment manufactured for use as demonstration equipment ($2.0 million), and the purchase of computers and manufacturing equipment due to an increase in personnel and increased production capacity.

    Net cash provided by financing activities in 1996 was the result of the Company's financing of its Colorado facility through the issuance of $4.9 million in tax-exempt industrial revenue development bonds and by the exercise of stock options by employees.

    In July 1995, the Company extended its credit facility with Silicon Valley Bank ("SVB") (the "Credit Facility"). Under the terms of the agreement, which remains in effect through July 5, 1997, the Company can borrow from SVB up to $4,000,000, at prime. The Credit Facility, which is unsecured, contains certain financial covenants including the maintenance of certain financial ratios, working capital, tangible net worth as well as covenants limiting mergers, acquisitions, recapitalizations, dividends, loans to others, and hypothecation of assets or corporate guarantees. Since inception of the Credit Facility (June 1993) and at all times through December 31, 1996, the Company has been in compliance with all financial covenants then in effect and has not utilized the facility.

    On June 26, 1995, the Company issued and sold 1,583,334 shares of common stock pursuant to a public offering of its common stock at $16.75 per share (the "Offering"). On June 29, 1995, the underwriters exercised their option to purchase an additional 465,000 shares to cover over-allotments related to the Offering (the "Overallotment"). Net proceeds from the Offering (including the Overallotment), after deducting underwriting discounts, commissions and related cash expenses, including payments in lieu of fractional shares, was approximately $31,500,000. Concurrent with the Offering, the Company's bank exercised its warrant to purchase 16,666 shares of common stock at a price of $4.32 per share ($71,997 in the aggregate).

    In connection with the Company's lawsuit filed against a European competitor, the Company's German subsidiary, 3D Systems GmbH ("3D GmbH"), obtained during April 1994 a bank guarantee of 1.1 million Deutschmarks (approximately $722,000 at December 31, 1996). In connection with the bank guarantee, 3D GmbH is required to maintain with its bank cash balances equal to 1.1 million Deutschmarks (see Note 17(c) of Notes to Consolidated Financial Statements).

    The Company believes that funds generated from operations, existing working capital and its current line of credit will be sufficient to satisfy its anticipated operating requirements for at least the next twelve months.

    There were no significant inflationary trends that impacted the Company in 1996.

    NO EARTHQUAKE INSURANCE. The Company's principal executive offices are located in a leased facility in Valencia, California -- an area which experienced significant damage in the 1994 Northridge earthquake. The Company does not currently carry insurance against earthquake-related risks.

    RECENT ACCOUNTING PRONOUNCEMENTS. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earning Per Share". SFAS No. 128 requires dual presentation of newly defined basic and diluted earning per share on the face of the income statement for all entities with complex capital structures. The accounting standard is effective for fiscal years ending after December 15, 1997, including interim periods.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated financial statements as of December 31, 1995 and 1996 and for each of the three years in the period ended December 31, 1996 and the report of Independent Public Accountants are included on pages F-1 to F-23 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

                                       PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information with respect to executive officers of the Registrant required by Item 401(b) of Regulation S-K is presented at the end of Part I of this Form 10-K. Information regarding directors of the Registrant required by Item 401 of Regulation S-K and information regarding Directors and Executive Officers of Registrant required by Item 405 of Regulation S-K will be presented under the caption "Election of Directors" in the definitive Proxy Statement for the Company's 1997 Annual Meeting of Shareholders, and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

    The information required by Item 402 of Regulation S-K will be presented under the captions "Election of Directors" and "Executive Compensation" in the definitive Proxy Statement for the Company's 1997 Annual Meeting of Shareholders, and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by Item 403 of Regulation S-K will be presented under the caption "Principal Shareholders" in the definitive Proxy Statement for the Company's 1997 Annual Meeting of Shareholders, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by Item 404 of Regulation S-K will be presented under the caption "Transactions with Executive Officers and Directors" in the definitive Proxy Statement for the Company's 1997 Annual Meeting of Shareholders, and is incorporated herein by reference.

                                       PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

a The following Consolidated Financial Statements, Financial Statement Schedule and Exhibits are filed as part of this Annual Report on Form 10-K as listed on page F1 of this document.

b     REPORTS ON FORM 8-K

      No reports on Form 8-K were filed by the Registrant during the quarter ended December 31, 1996.

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

-----------------------
* Management contract or compensatory plan or arrangement.

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

10.10 Research and Development Agreement entered into as of August 15, 1990 by and between 3D California and Ciba-Geigy Limited. Incorporated herein by reference to Exhibit 10.32 to 3-D Canada's Current Report on Form 8-K filed August 21, 1990 and the amendments thereto.
---------------------------
* Management contract or compensatory plan or arrangement.

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

10.15* Employment Agreement dated as of October 31, 1991, between 3D
       California and Edward M. Gloyne.  Incorporated herein by reference to
       Exhibit 10.16 to 3-D Canada's Annual Report on Form 10-K for the year ended December 31, 1992, and the amendments thereto.

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

----------------------
* Management contract of compensatory plan or arrangement.

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

10.34* Employment Letter dated February 8, 1993 among 3D Systems, Inc., a
       California corporation and Robert Horrell. Incorporated herein by reference to Exhibit 10.35 to the Registrant's Form 10-K for the year ending December 31, 1993 filed on March 31, 1994.

10.35 Amendment to Loan Agreement dated as of August 3, 1994, by and between 3D Systems, Inc., 3D Systems Inc. Limited, 3D Systems France SARL, 3D Systems GmbH and Silicon Valley Bank. Incorporated herein by reference to Exhibit 10.36 to the Registrant's Form 10-Q for the quarterly period ended September 30, 1994 filed on November 4, 1994.
----------------------
* Management contract of compensatory plan or arrangement.

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

10.41 Amendment No. 1 to Distribution Agreement dated May 5, 1995 between Ciba Chemicals and the Registrant. Incorporated herein by reference to Exhibit 10.40 to Amendment No. 1 to Registration Statement on Form S-2 filed on May 25, 1995.

10.42 Registration and Indemnification Agreement dated June 1995 between the Registrant and 1726 Holdings Canada, Inc. Incorporated herein by reference to Exhibit 10.41 to Amendment No. 2 to Registration Statement of Form S-2 filed on June 13, 1995.

10.43* Employment Agreement dated as of December 27, 1995 between the
       Registrant and A. Sidney Alpert.  Incorporated herein by reference to
       Exhibit 10.43 to the Registrant's 10-K for the year ended December 31, 1995 filed on April 1, 1996.

10.44 Amendment dated July 5, 1995 to Loan and Security Agreement dated June 2, 1993, as previously amended, by and between the Registrant, 3D California, 3D Systems, Inc. Limited, 3D Systems France SARL, 3D Systems GmbH and Silicon Valley Bank.

10.45 License, Development, and OEM Agreement dated March 31, 1995 between Spectra, Inc. and 3D Systems, Inc. [Confidential Treatment Requested]. Incorporated herein by reference to Exhibit 10.45 to the Registrant's 10-K for the year ended December 31, 1995 filed on April 1, 1996.

10.46* Employment letter dated April 11, 1996 between the Registrant and Mark
       R. Bell. Incorporated herein by reference to exhibit 10.1 to the Registrant's 10-Q for the quarterly period ended March 29, 1996 filed on May 7, 1996.

10.47 Asset Purchase Agreement dated as of August 30, 1996 by and between 3D Systems, Inc., a California corporation, Keltool, Inc. a Minnesota corporation and Wayne Duescher. Incorporated herein by reference to
       Exhibit 10.1 to the Registrant's 10-Q for the quarterly period ended September 27, 1996 filed on November 12, 1996.

10.48 Warrant Agreement dated September 9, 1996 by and between 3D Systems, Inc., a California corporation and Keltool, Inc. a Minnesota corporation. Incorporated herein by reference to Exhibit 10.2 to the Registrant's 10-Q for the quarterly period ended September 27, 1996 filed on November 12, 1996.
---------------------
* Management contract of compensatory plan or arrangement.

10.49 Non-Competition Agreement dated September 9, 1996 by and between 3D Systems, Inc., a California corporation and Wayne O. Duescher. Incorporated herein by reference to Exhibit 10.3 to the Registrant's 10-Q for the quarterly period ended September 27, 1996 filed on November 12, 1996.

10.50* Employment Agreement dated as of February 6, 1996 between the
       Registrant and Eugen J. Geyer.

10.51* Employment Agreement dated October 28, 1996 between the Registrant and
       Richard D. Balanson.

10.52 Amendment dated July 5, 1996 to Loan and Security Agreement dated June 2, 1993, as previously amended, by and between the Registrant and Silicon Valley Bank.

11.1   Computation of Per Share Earnings.

22.1   Subsidiaries of the Registrant.

23.1   Consent of Independent Public Accountants - Coopers & Lybrand L.L.P.

27     Financial Data Schedule

------------------
* Management contract or compensatory plan or arrangement.

                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             3D SYSTEMS CORPORATION


                             By: /s/ Gordon L. Almquist
                                ---------------------------------
                             Gordon L. Almquist
                             Vice President, Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)



                             Date:   3/25/97
                                     -------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature                            Date       Title
---------                            ----       ------

/s/ Arthur B. Sims                 3/21/97      Chief  Executive Officer And
-----------------------------                   Chairman of the Board of
                                                Directors (Principal Executive
                                                Officer

/s/ Gordon L. Almquist             3/25/97      Chief Financial Officer and Vice
-----------------------------                   President, Finance (Principal
                                                Financial Officer and Principal
                                                Accounting Officer)

Signature                            Date       Title
---------                            ----       ------

/s/ Charles W. Hull                 3/24/97     Chief Operating Officer,
-----------------------------                   President and Director

/s/ A. Sidney Alpert                3/21/97     Vice President, General Counsel
-----------------------------                   and Secretary

/s/ Donald S. Bates                 3/21/97     Director
-----------------------------

/s/ Miriam V. Gold                  3/21/97     Director
-----------------------------

/s/ John D. Beadsmoore              3/21/97     Director
-----------------------------

/s/ Jim D. Kever                    3/24/97     Director
-----------------------------

                                    EXHIBIT INDEX

                                                                    Sequentially
                                                                      Numbered
Exhibit No.   Description                                               Page
-----------   -----------                                           ------------
10.50         Employment Agreement dated as of February 6, 1996
              between the Registrant and Eugen J. Geyer.

10.51 Employment Agreement dated October 28, 1996 between the Registrant and Richard D. Balanson.

10.52         Amendment dated July 5, 1996 to Loan and Security
              Agreement dated June 2, 1993, as previously amended, by and between the Registrant and Silicon Valley Bank.

11.1          Computation of Per Share Earnings.

22.1          Subsidiaries of the Registrant.

23.1          Consent of Independent Public Accountants - Coopers
               & Lybrand, L.L.P.

27            Financial Data Schedule

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
          AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULE



CONSOLIDATED FINANCIAL STATEMENTS                                     PAGE
---------------------------------                                     ----

Report of Independent Public Accountants . . . . . . . . . . . . . . . F-2
Consolidated Balance Sheets as of December 31, 1995 and 1996 . . . . . F-3
Consolidated Statements of Operations for the Years Ended
     December 31, 1994, 1995 and 1996. . . . . . . . . . . . . . . . . F-4
Consolidated Statements of Stockholders' Equity for the Years Ended
     December 31, 1994, 1995 and 1996. . . . . . . . . . . . . . . . . F-5
Consolidated Statements of Cash Flows for the Years Ended
     December 31, 1994, 1995 and 1996. . . . . . . . . . . . . . . . . F-6
Notes to Consolidated Financial Statements for the Years Ended
     December 31, 1994, 1995 and 1996. . . . . . . . . . . . . . . . . F-7



CONSOLIDATED FINANCIAL STATEMENT SCHEDULE
-----------------------------------------

Report of Independent Public Accountants on Financial Statement Schedule. . F-23
Schedule II - Valuation and Qualifying Accounts. . . . . . .  . . . . . . . F-24

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders and Board of Directors
3D Systems Corporation

We have audited the accompanying consolidated balance sheets of 3D Systems Corporation and Subsidiaries as of December 31, 1995 and 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of 3D Systems Corporation and Subsidiaries as of December 31, 1995 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.




Coopers & Lybrand L.L.P.
Los Angeles, California
February 20, 1997

                             3D SYSTEMS CORPORATION

                          Consolidated Balance Sheets


              ASSETS                         December 31, 1995     December 31, 1996
                                             -----------------     -----------------
Current assets:
   Cash and cash equivalents. . . . . . . . . .     $38,258,927           $24,356,441
   Restricted cash (Note 17(c)) . . . . . . . .         766,000               722,000
 Short-term investments (Note (2d)) . . . . . .               -             3,759,492
   Accounts receivable, less allowances
    for doubtful accounts of $368,399
    (1995) and $406,178 (1996). . . . . . . . .      14,439,863            19,601,383
   Current portion of lease receivables . . . .               -               987,362
   Inventories (Note 4) . . . . . . . . . . . .       6,627,317            12,309,588
   Deferred tax assets (Note 14). . . . . . . .       5,301,118             2,958,227
   Prepaid expenses and other current
    assets. . . . . . . . . . . . . . . . . . .       1,608,203             2,332,337
                                                    -----------           -----------
       Total current assets . . . . . . . . . .      67,001,428            67,026,830


Property and equipment, net (Notes 5 and 18). .       8,940,571            14,452,504
Licenses and patent costs, net (Note 6) . . . .       3,520,500             3,660,568
Deferred tax assets (Note 14) . . . . . . . . .       1,029,000             1,821,000
Lease receivables, less current portion . . . .               -             3,773,573
Other assets. . . . . . . . . . . . . . . . . .       1,059,507             1,504,382
                                                    -----------           -----------
                                                    $81,551,006           $92,238,857
                                                    -----------           -----------
                                                    -----------           -----------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable. . . . . . . . . . . . . . .     $ 5,305,349           $ 3,805,930
  Accrued liabilities (Note 9). . . . . . . . .       6,672,261             6,890,343
  Current portion of long-term debt (Note 11) .               -               100,000
  Customer deposits . . . . . . . . . . . . . .       1,233,305               894,111
  Deferred revenues . . . . . . . . . . . . . .       3,768,121             5,572,892
                                                    -----------           -----------
       Total current liabilities. . . . . . . .      16,979,036            17,263,276
                                                    -----------           -----------

Other liabilities (Note 10) . . . . . . . . . .       1,621,515             1,472,991
Long-term debt, less current portion (Note 11).               -             4,800,000
                                                    -----------           -----------
                                                     18,600,551            23,536,267
                                                    -----------           -----------

Commitments and Contingencies (Note 17):
Stockholders' equity (Note 12):
  Preferred stock, $.001 par value. Authorized
   5,000,000 shares; none issued
  Common stock, $.001 par value. Authorized
   25,000,000 shares; issued and outstanding
   11,279,232 (1995) and 11,358,892 (1996). . .          11,279                11,359
  Capital in excess of par value. . . . . . . .      71,850,602            72,527,768
  Accumulated deficit . . . . . . . . . . . . .      (8,907,788)           (4,308,471)
  Cumulative translation adjustment . . . . . .          (3,638)              471,934
                                                    -----------           -----------
        Total stockholders' equity. . . . . . .      62,950,455            68,702,590
                                                    -----------           -----------
                                                    $81,551,006           $92,238,857
                                                    -----------           -----------
                                                    -----------           -----------

See accompanying notes to consolidated financial statements.

                           3D SYSTEMS CORPORATION

                   Consolidated Statements of Operations

                Years ended December 31, 1994, 1995 and 1996

                                            1994          1995          1996
                                        ------------  ------------  ------------
Sales:
  Products. . . . . . . . . . . . . . .  $28,848,437   $43,543,618   $53,228,089
  Services. . . . . . . . . . . . . . .   14,488,862    19,038,323    26,403,414
                                        ------------  ------------  ------------
    Total sales . . . . . . . . . . . .   43,337,299    62,581,941    79,631,503
                                        ------------  ------------  ------------

Cost of sales:
  Products. . . . . . . . . . . . . . .   13,928,125    19,328,055    24,893,210
  Services. . . . . . . . . . . . . . .    8,734,307    11,935,564    16,905,678
                                        ------------  ------------  ------------
    Total cost of sales . . . . . . . .   22,662,432    31,263,619    41,798,888

                                        ------------  ------------  ------------
Gross profit. . . . . . . . . . . . . .   20,674,867    31,318,322    37,832,615
                                        ------------  ------------  ------------

Operating expenses:
  Selling, general and administrative
   (Note 18). . . . . . . . . . . . . .   14,359,151    20,302,494    24,747,871
  Research and development (Note 7) . .    3,207,216     6,108,799     7,665,092
                                        ------------  ------------  ------------

    Total operating expenses. . . . . .   17,566,367    26,411,293    32,412,963
                                        ------------  ------------  ------------

Income from operations. . . . . . . . .    3,108,500     4,907,029     5,419,652

Interest income . . . . . . . . . . . .      150,779     1,256,597     1,541,229
Interest expense. . . . . . . . . . . .      (70,273)      (41,967)     (128,860)
                                        ------------  ------------  ------------

Income before income taxes. . . . . . .    3,189,006     6,121,659     6,832,021

Provision for income taxes (benefit)
 (Note 14). . . . . . . . . . . . . . .   (1,313,000)   (2,795,663)    2,232,704
                                        ------------  ------------  ------------

Net income. . . . . . . . . . . . . . . $  4,502,006  $  8,917,322  $  4,599,317
                                        ------------  ------------  ------------
                                        ------------  ------------  ------------

Net income per share. . . . . . . . . . $        .48  $        .83  $        .39
                                        ------------  ------------  ------------
                                        ------------  ------------  ------------

Weighted average number of shares
 outstanding during the period             9,365,034    10,707,825    11,741,635
                                        ------------  ------------  ------------
                                        ------------  ------------  ------------

See accompanying notes to consolidated financial statements.

                          3D Systems Corporation
              Consolidated Statements of Stockholders' Equity
                Years ended December 31, 1994, 1995 and 1996


                                                 Common
                                                  Stock        Capital in                   Cumulative        Total
                                                Par Value    Excess of Par    Accumulated   Translation    Stockholders'
                                      Shares      $.001          Value          Deficit     Adjustment        Equity
                                    ----------  ---------    -------------    ------------  -----------    -------------
Balance at December 31, 1993. . . .  9,154,384    $ 9,154      $37,566,116    $(22,327,116)   $(562,988)     $14,685,166
Exercise of stock options
 (Note 12(b)) . . . . . . . . . . .      1,666          2           13,912               -            -           13,914
Net income. . . . . . . . . . . . .          -          -                -       4,502,006            -        4,502,006
Cumulative translation adjustment .          -          -                -               -      783,931          783,931
                                    ----------  ---------    -------------    ------------  -----------    -------------
Balance at December 31, 1994. . . .  9,156,050      9,156       37,580,028     (17,825,110)     220,943       19,985,017
Issuances of common stock
 (Note 12(c)) . . . . . . . . . . .  2,064,842      2,065       31,587,103               -            -       31,589,168
Exercise of stock options
 (Note 12(b)) . . . . . . . . . . .     58,340         58          412,871               -            -          412,929
Tax benefit related to
 non-qualified stock options. . . .          -          -        1,835,000               -            -        1,835,000
Contributed land (Note 18). . . . .          -          -          435,600               -            -          435,600
Net income. . . . . . . . . . . . .          -          -                -       8,917,322            -        8,917,322
Cumulative translation adjustment .          -          -                -               -     (224,581)        (224,581)
                                    ----------  ---------    -------------    ------------  -----------    -------------
Balance at December 31, 1995. . . . 11,297,232     11,279       71,850,602      (8,907,788)      (3,638)      62,950,455

Exercise of stock options
 (Note 12(b)) . . . . . . . . . . .     79,660         80          484,141               -            -          484,221
Issuance of warrants related to
Keltool acquisition (Note 7). . . .          -          -          193,025               -            -          193,025
Net income. . . . . . . . . . . . .          -          -                -       4,599,317            -        4,599,317
Cumulative translation adjustment .          -          -                -               -      475,572          475,572
                                    ----------  ---------    -------------    ------------  -----------    -------------
Balance at December 31, 1996. . . . 11,358,892    $11,359      $72,527,768     $(4,308,471)    $471,934      $68,702,590
                                    ----------  ---------    -------------    ------------  -----------    -------------
                                    ----------  ---------    -------------    ------------  -----------    -------------

See accompanying notes to
consolidated financial statements.

                            3D SYSTEMS CORPORATION
                    Consolidated Statements of Cash Flows
                 Years ended December 31, 1994, 1995 and 1996


Cash flows from operating activities:                             1994           1995           1996
                                                              ------------   ------------   ------------
  Net income. . . . . . . . . . . . . . . . . . . . . . . . .  $ 4,502,006    $ 8,917,322   $  4,599,317
  Adjustments to reconcile net income to net
   cash provided by (used for) operating
   activities:
     Deferred income taxes. . . . . . . . . . . . . . . . . .   (1,483,000)    (4,846,600)     1,549,717
     Depreciation of property and equipment . . . . . . . . .    1,415,706      1,801,278      2,506,044
     Amortization of licenses and patent costs. . . . . . . .      553,675        515,811        586,243
     Amortization of software development costs . . . . . . .      247,465        435,758        509,327
     Realized non cash foreign currency loss (gain) . . . . .      400,989              -              -
     Changes in operating assets and liabilities:
      Accounts receivable . . . . . . . . . . . . . . . . . .   (1,109,723)    (7,355,901)    (5,104,652)
      Lease receivables . . . . . . . . . . . . . . . . . . .            -              -     (4,760,935)
      Inventories . . . . . . . . . . . . . . . . . . . . . .   (1,241,541)    (2,046,571)    (5,673,675)
      Prepaid expenses and other current assets . . . . . . .     (123,439)      (938,842)      (763,492)
      Other assets. . . . . . . . . . . . . . . . . . . . . .     (609,126)      (637,799)      (986,547)
      Accounts payable. . . . . . . . . . . . . . . . . . . .      455,827      2,599,705     (1,002,793)
      Accrued liabilities . . . . . . . . . . . . . . . . . .      992,495      2,936,785        232,641
      Customer deposits . . . . . . . . . . . . . . . . . . .   (1,480,948)       767,964       (339,194)
      Deferred revenues . . . . . . . . . . . . . . . . . . .      298,635      1,334,208      1,758,444
      Other liabilities . . . . . . . . . . . . . . . . . . .      185,724        136,113       (126,681)
                                                               -----------    -----------   ------------
        Net cash provided by (used for) operating activities.    3,004,745      3,619,231     (7,016,236)
                                                               -----------    -----------   ------------
Cash flows from investing activities:
  Purchase of property and equipment. . . . . . . . . . . . .   (3,126,420)    (5,753,722)    (9,431,540)
  Disposition of property and equipment . . . . . . . . . . .      819,098        613,885      1,413,563
  Increase in licenses and patent costs . . . . . . . . . . .     (137,133)      (246,275)      (719,994)
  Purchase of short term investments. . . . . . . . . . . . .            -              -     (8,444,148)
  Proceeds from short term investments. . . . . . . . . . . .            -              -      4,684,656
                                                               -----------    -----------   ------------
        Net cash used for investing activities. . . . . . . .   (2,444,455)    (5,386,112)   (12,497,463)
                                                               -----------    -----------   ------------
Cash flows from financing activities:
  Net proceeds from stock offering. . . . . . . . . . . . . .            -     31,589,168             -
  Exercise of stock options and warrants. . . . . . . . . . .       13,914        412,929       484,221
  Repayments of note payable. . . . . . . . . . . . . . . . .     (200,000)             -             -
  Tax benefit related to non-qualified stock options. . . . .            -      1,835,000             -
  Restricted cash . . . . . . . . . . . . . . . . . . . . . .     (710,000)             -             -
  Proceeds from long term debt. . . . . . . . . . . . . . . .            -              -      4,900,000
                                                               -----------    -----------   ------------
        Net cash (used for) provided by financing activities.     (896,086)    33,837,097      5,384,221
                                                               -----------    -----------   ------------
  Effect of exchange rate changes on cash . . . . . . . . . .      262,440       (234,812)       226,992
                                                               -----------    -----------   ------------
Net increase (decrease) in cash and cash equivalents. . . . .      (73,356)    31,835,404    (13,902,486)
Cash and cash equivalents at the beginning of the period. . .    6,496,879      6,423,523     38,258,927
                                                               -----------    -----------   ------------
Cash and cash equivalents at the end of the period. . . . . .  $ 6,423,523    $38,258,927   $ 24,356,441
                                                               -----------    -----------   ------------
                                                               -----------    -----------   ------------
Supplemental disclosures of cash flow information:
    Cash paid during the period for:
      Interest. . . . . . . . . . . . . . . . . . . . . . . .  $    62,352    $    31,556   $    103,667
                                                               -----------    -----------   ------------
                                                               -----------    -----------   ------------
      Income taxes. . . . . . . . . . . . . . . . . . . . . .      191,493    $   461,010   $  1,708,808
                                                               -----------    -----------   ------------
                                                               -----------    -----------   ------------

See accompanying notes to consolidated financial statements.

                            3D SYSTEMS CORPORATION

                  Notes to Consolidated Financial Statements

                 Years ended December 31, 1994, 1995 and 1996


(1)  ORGANIZATION AND BUSINESS

     3D Systems Corporation (the "Company") develops, produces and markets Stereolithography Apparatus ("SLA") systems and related resins, parts and services. 3D Systems, Inc., a California based corporation ("3D California"), an indirect wholly-owned subsidiary of the Company, directly and through its subsidiaries, conducts substantially all of the Company's business.

(2)  SIGNIFICANT ACCOUNTING POLICIES

     (a)  PRINCIPLES OF CONSOLIDATION

          The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

          Certain reclassifications have been made to the prior year consolidated financial statements to conform to the current year presentation.

     (b)  SALES AND CONCENTRATION OF CREDIT RISK

          Revenues from the sale of stereolithography equipment and related products is recognized upon shipment and satisfaction of significant vendor obligations, if any. The Company provides end users with up to one year of free maintenance and warranty services, and defers a portion of its revenues for these costs at the time of sale. After the initial period, the Company offers these customers optional maintenance contracts; revenue related to these contracts is deferred and recognized ratably over the period of the contract. To date, the Company has not experienced any significant warranty claims or product returns.

          Credit is extended based on an evaluation of each customer's financial condition. To reduce credit risk in connection with sales of SLA systems, the Company may, depending upon the circumstances, require significant deposits prior to shipment and may retain a security interest in the SLA systems until fully paid. The Company often requires international customers to furnish letters of credit. To date, the Company has not incurred any significant credit related losses.

          The Company invests its excess cash in interest bearing deposits with major banks, commercial paper and money market funds. Although a majority of the cash accounts exceed the federally insured deposit amount, management does not anticipate non-performance by the financial institutions. Management reviews the stability of these institutions on a periodic basis.

     (c)  CASH AND CASH EQUIVALENTS

          The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The carrying value of these instruments approximates market value because of their short maturity.

     (d)  INVESTMENTS

          The Company's short-term investments are classified as held to maturity and recorded at amortized cost under the provisions of SFAS No. 115.

                            3D SYSTEMS CORPORATION

                  Notes to Consolidated Financial Statements


     (e)  LEASES

          At the inception of a lease, the gross lease receivable, the reserve for potential losses, the estimated residual value of the leased equipment and the unearned lease income are recorded. The unearned lease income represents the excess of the gross lease receivable plus the estimated residual value over the cost of the equipment leased and is recorded in deferred revenue.

     (f) INVENTORIES

          Inventories are stated at the lower of cost (determined by the first-in, first-out method) or market value.

     (g) PROPERTY AND EQUIPMENT

          Property and equipment is carried at cost and depreciated on a straight-line basis over the estimated useful lives of the related assets, generally five years. Leasehold improvements are amortized on a straight-line basis over their estimated economic useful lives, or the lives of the leases, whichever is shorter. Realized gains and losses are recognized upon disposal or retirement of the related assets and are reflected in results of operations. Repair and maintenance charges are expensed as incurred.

     (h) LICENSES AND PATENT COSTS

          Licenses and patent costs are being amortized on a straight-line basis over their estimated useful lives, which are approximately eight to seventeen years.

     (i) LONG TERM ASSETS

          The carrying value of long term assets is periodically reviewed by management, and impairment losses, if any, are recognized when the expected nondiscounted future operating cash flow derived from such assets are less than their carrying value.

     (j) CAPITALIZED SOFTWARE COSTS

          Certain software development and production costs are capitalized upon a product's reaching technological feasibility. As of December 31, 1995 and 1996, the Company had cumulatively capitalized software development costs of $2,575,582 and $2,916,664, respectively. Costs capitalized in 1995 and 1996 were $607,552 and $341,082, respectively. Amortization of software development costs begins when the related products are available for market. Amortization expense amounted to $247,465, $435,758 and $509,327 for 1994, 1995 and 1996, respectively, based on the straight-line method using estimated useful lives of two years. Net capitalized costs aggregated $692,969 and $524,724 at December 31, 1995 and 1996, respectively, and are included in other assets in the accompanying consolidated balance sheets.

     (k) FOREIGN CURRENCY TRANSLATION

          The assets and liabilities of the Company's foreign operations are translated at the end of the period exchange rates; revenues and expenses are translated at the average exchange rates prevailing during the period. The effect of the unrealized exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are accumulated as a separate component of stockholders' equity. Gains and losses resulting from foreign currency transactions are included in operations during the period realized. The aggregate foreign exchange gains (losses) included in operations were $(436,240), $143,108 and $8,773 for 1994, 1995 and 1996, respectively. To date, the Company has not entered into hedging transactions to protect against changes in foreign currency exchange rates.

                            3D SYSTEMS CORPORATION

                  Notes to Consolidated Financial Statements


     (l) RESEARCH AND DEVELOPMENT COSTS

         Research and development costs are expensed as incurred.

     (m)  NET INCOME PER SHARE OF COMMON STOCK

          Net income per share of common stock is computed based upon the weighted average number of shares of common stock and common stock equivalents (e.g., options and warrants) outstanding.

     (n)  ADVERTISING COSTS

          Advertising costs are expensed as incurred. Advertising expenses were approximately $833,000, $1,407,000 and $1,955,000 for the years ended 1994, 1995 and 1996, respectively.

     (o)  ESTIMATES

          The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

     (p)  STOCK - BASED COMPENSATION

          In 1996 the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation". This standard establishes a fair value method for accounting for stock-based compensation plans either through recognition or disclosures. The Company adopted this standard by choosing the disclosure option rather than expense recognition. See note 12(b) and (e).

(3)  LEASES

                                                  1996
                                              ------------

Total minimum lease payment receivable          $4,402,152
Estimated unguaranteed residual value              358,783
                                              ------------
Gross investment in leases                       4,760,935
Unearned income                                   (848,228)
                                              ------------
    Total investment in leases                  $3,912,707
                                              ------------
                                              ------------

Short-term interest in leases                   $  691,920
Long-term interest in leases                    $3,220,787


Future minimum lease payments to be received:

                                         1997   $  987,362
                                         1998    1,117,606
                                         1999    1,117,606
                                         2000      915,968
                                         2001      263,610

                            3D SYSTEMS CORPORATION

                  Notes to Consolidated Financial Statements


(4)  INVENTORIES

     Components of inventories at December 31, 1995 and 1996 are as follows:

                                           1995           1996
                                       ------------   ------------
         Raw materials                  $ 2,100,269    $ 4,517,981
         Work in process                  2,022,565      1,226,627
         Finished goods                   2,504,483      6,564,980
                                       ------------   ------------
                                        $ 6,627,317    $12,309,588
                                       ------------   ------------
                                       ------------   ------------


(5)  PROPERTY AND EQUIPMENT

     Property and equipment at December 31, 1995 and 1996 are summarized as follows:
                                           1995           1996
                                       ------------   ------------
         Land and building              $   435,600    $ 4,613,051
         Machinery and equipment          8,829,827     12,477,147
         Office furniture and equipment   1,861,702      2,302,613
         Leasehold improvements           1,617,215      1,809,169
         Rented equipment                   622,483        676,669
         Construction in progress         2,133,289        461,010
                                       ------------   ------------
                                         15,500,116     22,339,659

         Less accumulated depreciation
          and amortization               (6,559,545)    (7,887,155)
                                       ------------   ------------
                                        $ 8,940,571    $14,452,504
                                       ------------   ------------
                                       ------------   ------------


(6)  LICENSES AND PATENT COSTS

     Licenses and patent costs, at December 31, 1995 and 1996 are summarized as follows:
                                           1995           1996
                                       ------------   ------------
         Licenses, at cost              $ 2,332,862    $ 2,582,862
         Patent costs                     4,382,093      4,852,087
                                       ------------   ------------
                                          6,714,955      7,434,949
         Less accumulated amortization   (3,194,455)    (3,774,381)
                                       ------------   ------------
                                        $ 3,520,500    $ 3,660,568
                                       ------------   ------------
                                       ------------   ------------

     (a) In 1995 and 1996, the Company incurred and capitalized $315,200 and $469,995, respectively, of costs to develop and extend patents in the United States, Japan, Europe and certain other countries and expensed previously capitalized patent costs of $97,431 and $341,302, respectively.

                            3D SYSTEMS CORPORATION

                  Notes to Consolidated Financial Statements

     (b) Effective January 5, 1990, 3D California acquired the patents for stereolithography technology from UVP, Inc. ("UVP") in exchange for $9,075,000, $500,000 of which was paid in cash and $350,000 in offsets of costs incurred by the Company on behalf of UVP. The initial payment and offsets ($850,000) have been capitalized and are being amortized over the remaining life of patents (approximately 6 years at December 31, 1996). The agreement further provided for payment deferrals during 1990 through 1992 aggregating $950,000. The Company accrues royalty expense based upon the sales levels of SLA machines under the agreement, up to a maximum of $8,225,000. In 1994, 1995 and 1996, royalty expense aggregated $306,424, $567,916 and $674,182, respectively, and is included in cost of sales-products in the accompanying consolidated statements of operations. Royalty obligations at December 31, 1995 and 1996 are $1,517,916 and $1,624,182 respectively, and are included in the accompanying consolidated balance sheets (see Notes 9 and 10). In the event the Company licenses the acquired technology to a third party, the Company is required to pay UVP 50% of the royalties it receives up to an aggregate maximum of $8,225,000, including the Company's payments based on sales levels of its SLA machines. UVP has retained a security interest in the purchased technology until the purchase price is fully paid.

     (c) The excess of the cost of the Company's investment in 3D California over the related underlying equity in the net assets of the subsidiary at the date of acquisition ($2,011,707) has been attributed to the licenses and patents of 3D California and is being amortized on the same basis as the underlying licenses and patents.

(7)  ACQUISITION

     On September 9, 1996, 3D California, purchased substantially all of the assets and business operations of Keltool, Inc. ("Keltool"), of St. Paul, Minnesota, a Company which produces steel tooling for plastic injection molding machines based on a patented process using sintered powdered steel. Acquired in-process technology valued at $430,000 was expensed immediately. The purchase price paid by the Company included $1,740,000 payable in cash (of which $875,000 was paid on September 9, 1996 and $865,000 paid on October 10, 1996), the assumption of certain liabilities ($13,000) and the value of warrants to purchase 50,000 shares of the Company's common stock at an exercise price of $14.75 per
     share ($193,000).   The warrants were issued at fair market value and
     expire on September 9, 1999.

     The allocation of the purchase consideration for Keltool is as follows:

             Trade receivables                           $   72,000
             Inventory                                       46,000
             Equipment                                      505,000
             In process research and development projects   430,000
             Intangible assets                              893,000
                                                         ----------
                                                         $1,946,000
                                                         -----------
                                                         -----------

     The results of operations relating to Keltool from September 9, 1996 through December 31, 1996 are included with those of the Company and were not significant.

(8)  NOTE PAYABLE

     In July 1996, the Company extended its credit facility with Silicon Valley Bank ("SVB") (the "Credit Facility"). Under the terms of the agreement, which remains in effect through July 5, 1997, the Company can borrow from SVB up to $4,000,000, at prime. The Credit Facility, which is unsecured, contains certain financial covenants including the maintenance of certain financial ratios, working capital, tangible net worth as well as covenants limiting mergers, acquisitions, recapitalizations, dividends, loans to others, and hypothecation of assets or corporate guarantees. Since inception of the Credit Facility (June 1993) and at all times through December 31, 1996, the Company has not utilized the facility.

                            3D SYSTEMS CORPORATION

                  Notes to Consolidated Financial Statements

(9)  ACCRUED LIABILITIES

     Accrued liabilities at December 31, 1995 and 1996 are as follows:

                                            1995               1996
                                        ------------       ------------
         Payroll and related taxes       $  486,143         $  926,645
         Profit sharing contribution        200,000            229,966
         Rent                               383,158            368,575
         Vacation                           654,737            905,918
         Commissions                      1,016,341            839,251
         Bonuses                            917,413            812,412
         Colorado relocation                850,000             98,122
         Value Added Tax                     67,270             80,784
         Warranty                           362,531            397,671
         Legal fees                         228,167            197,724
         Deferred compensation              126,757            126,757
         UVP royalties                      567,916            674,182
         Sales tax                           52,033            414,660
         Other                              759,795            817,676
                                        ------------      -------------
                                         $6,672,261         $6,890,343
                                        ------------      -------------
                                        ------------      -------------


(10) OTHER LIABILITIES

     Other liabilities at December 31, 1995 and 1996 are as follows:

                                            1995               1996
                                        ------------      -------------
         Royalty payable                  $  950,000        $  950,000
         Retirement plan                     310,735           329,039
         Deferred compensation               146,494            15,380
         Other                               214,286           178,572
                                        ------------      -------------
                                          $1,621,515        $1,472,991
                                        ------------      -------------
                                        ------------      -------------

                            3D SYSTEMS CORPORATION

                  Notes to Consolidated Financial Statements


(11) LONG-TERM DEBT

     On August 20, 1996, the Company completed a $4.9 million variable rate industrial development bond financing of its Colorado facility.
     Interest on the bonds are payable monthly (the interest rate at December 31, 1996 was 3.84%). Principal payments are payable in semi-annual installments beginning in February 1997 through August 2016. The bonds are collateralized by an irrevocable standby letter of credit issued by Norwest Bank Minnesota, N.A. which is further collateralized by the building and related machinery and equipment as well as a standby letter of credit issued by SVB in the amount of approximately $1.3 million.
     The terms of the letters of credit require the Company to maintain specific levels of minimum tangible net worth, debt to equity ratio and quick ratio. Annual maturities of long-term debt are as follows:


                   1997                  $  100,000
                   1998                      95,000
                   1999                     100,000
                   2000                     110,000
                   2001                     120,000
                   thereafter             4,375,000
                                         ----------
                   Total                  4,900,000

                   Less current portion     100,000
                                         ----------
                     Long-term debt      $4,800,000
                                         ----------
                                         ----------

(12) STOCKHOLDERS' EQUITY AND STOCKHOLDERS' RIGHTS PLAN

     (a) On March 21, 1995, the Board of Directors approved a one-for-three reverse stock split of the Company's common stock which was effected
          on May 23, 1995.   All references in these consolidated financial
          statements to the number of shares of common stock and per share amounts have been retroactively adjusted to reflect the reverse stock split.

     (b) On May 23, 1996, the Company's stockholders approved the 1996 Stock Incentive Plan (the "1996 Plan") and the 1996 Stock Option Plan for Non-Employee Directors (the "Director Plan"). The maximum number of shares of Common Stock that may be issued pursuant to options granted under the 1996 Plan and Director Plan is 1,300,000 and 200,000, respectively. Granting of options under both plans expire on March 21, 2006. The 1996 Plan also provides for "reload options", which are options to purchase additional shares if a grantee uses already-owned shares to pay for an option exercise. The Company also has a 1989 Plan in which options for substantially all common shares have been issued as of December 31, 1996. The 1989 Plan expires in 1999 unless terminated earlier by the Board of Directors. The option price per share under all plans is equal to the fair market value on the date of grant. The vesting periods and exercise periods for all plans, except the Director Plan, are determined at the discretion of the Compensation Committee of the Board of Directors. The majority of options issued under the 1996 Plan and the 1989 Plan vest 25% annually, commencing one year from the date of grant and expire between six and ten years from date of grant. Under the Director Plan, each non-employee director ("outside director") of the Company will automatically be granted annually non-statutory stock options to purchase 7,500 shares of Common Stock. Each option issued under the Director Plan vests in equal annual installments over a three year period beginning on the first anniversary and expires ten years from the date of grant. Prior to the adoption of the Director Plan, each outside director was automatically granted annually non-statutory stock options to purchase 3,333 shares of Common Stock under the 1989 Plan, as amended, beginning in 1993.

                            3D SYSTEMS CORPORATION

                  Notes to Consolidated Financial Statements


A summary of the status of the Company's stock options is summarized below:


                                            1994                 1995                 1996
                                    ------------------------------------------------------------
                                                 Wgtd.                Wgtd.               Wgtd.
                                                 Avg.                 Avg.                Avg.
                                                 Exer.                Exer.               Exer.
                                     Shares      Price    Shares      Price     Shares    Price
                                    ------------------------------------------------------------
Outstanding at beginning of year     678,054    $ 5.35    735,686     $ 5.89     688,990   $ 6.12
  Granted                             76,000     10.58     25,600      16.55     961,401    15.51
  Exercised                           (1,667)     8.35    (58,340)      7.08     (87,091)    6.52
  Lapsed or canceled                 (16,701)     4.80    (13,956)      9.44     (13,881)    7.21
                                     -------              -------              ---------
Outstanding at year end              735,686    $ 5.89    688,990     $ 6.12   1,549,419   $11.91
                                     -------              -------              ---------
                                     -------              -------              ---------

Options exercisable at year end      418,654              525,383                472,135
Options available for future grant        --              164,655                717,114

Weighted average fair value of
 options granted during the year:         --             $   7.99             $    10.50


The following table summarizes information about stock options outstanding at December 31, 1996:

                                      Options Outstanding                 Options Exercisable
                            --------------------------------------   -----------------------------
                                          Wgtd. Avg.
                               Number     Remaining    Wgtd. Avg.         Number      Wgtd. Avg.
                            Outstanding   Contractual  Exercise        Outstanding    Exercise
Range of Exercise Price:    at 12/31/96      Life      Price           at 12/31/96    Price
                            --------------------------------------   -----------------------------
$ 3.00 to $4.99                305,048       3.32       $ 4.73           234,531       $ 4.69
5.00 to   9.99                 203,866       3.98         5.44           202,032         5.42
10.00 to 14.99                 658,499       9.41        10.72            30,861        11.31
15.00 to 19.99                  21,599       7.77        16.65             4,711        17.12
20.00 to 24.50                 360,407       9.04        23.53                 -            -
                             ---------                                   -------
3.00 to 24.50                1,549,419       7.39       $11.91           472,135       $ 5.56
                             ---------                                   -------
                             ---------                                   -------

     As of December 31, 1996, options for 532,900 shares, 170,000 shares and 14,214 shares of Common Stock were available for grant under the 1996 Plan, Director Plan and 1989 Plan, respectively (717,114 shares in the aggregate).

     The 1996 Plan and 1989 Plan also provide for the issuance of Stock Appreciation Rights (SARs) and Limited Stock Appreciation Rights (LSARs). As of December 31, 1996, no SARs or LSARs have been issued.


     (c) On June 26, 1995, the Company issued 1,583,334 of common stock pursuant to a public offering of its common stock at $16.75 per share (the "Offering"). On June 29, 1995, the underwriters exercised their option to purchase an additional 465,000 shares to cover overallotments related to the Offering (the "Overallotment"). Net proceeds from the Offering (including the Overallotment), after deducting underwriting discounts, commissions and related cash expenses including payment in lieu of fractional shares, was approximately $31,500,000. Concurrent with the Offering, the Company's bank exercised its warrant to purchase 16,666 shares of common stock at a price of $4.32 per share ($71,997 in the aggregate).

                            3D SYSTEMS CORPORATION

                  Notes to Consolidated Financial Statements


     (d) In December 1995, the Company's Board of Directors adopted a Shareholders Rights Plan (the "Plan"). Under the provisions of the Plan, the Company distributed to its stockholders, rights entitling the holders to purchase one-hundredth of a share of Series A Preferred Stock for each share of Common Stock then held at an exercise price of $75. Upon the occurrence of certain "triggering events," each right entitles its holder to purchase, at the rights then-current exercise price, a number of shares of common stock of the Company having a market value equal to twice the exercise price. A triggering event occurs ten days following the date a person or group (other than an "Exempt Person"), without the consent of the Company's Board of Directors, acquires 15% or more of the Company's common stock or upon the announcement of a tender offer or an exchange offer, the consummation of which would result in the ownership by a person or group of 15% or more of the Company's common stock. An Exempt Person includes Ciba Specialty Chemicals Holding, Inc. (formerly Ciba-Geigy Limited) ("CSC Holding"), which beneficially owned approximately 15.2% of the issued and outstanding common stock of the Company at December 31, 1996. The Plan permits CSC Holding to increase its ownership position in the Company up to 28.7% of the issued and outstanding common stock of the Company without losing its status as an Exempt Person. The rights will expire on December 3, 2005.

     (e) The Company has adopted the disclosure-only option under SFAS No. 123, "Accounting for Stock Based Compensation," as of December 31, 1996. Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for the Plans under the fair value method of the Statement. The fair value of options issued under the Plans was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: no dividend yield, volatility factor of the expected market price of the Company's common stock of .60, a forfeiture rate of .05, a weighted-average expected life of the options of 3.5 years and 4.0 years for 1995 and 1996, respectively and a risk-free interest rate of 6.28% and 6.24% for 1995 and 1996, repectively. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma net income and net income per common share would approximate the following:

                                          As Reported         Pro Forma
                                         -------------       -----------
       Year Ended December 31, 1996:
         Net income                        $4,599,317         $3,473,417
         Net income per share                     .39                .30

       Year Ended December 31, 1995:
         Net income                        $8,917,322         $8,888,952
                  Net income per share            .83                .83

     The effects of applying SFAS No. 123 in this proforma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to awards prior to 1995, and additional awards in future years are anticipated.

(13) RELATED PARTY TRANSACTIONS

     During 1994, 1995 and 1996, the Company purchased materials from an indirect wholly-owned subsidiary of CSC Holding (a 15.2% beneficial stockholder of the Company) aggregating approximately $4,134,000, $5,984,000 and $6,457,000 respectively. In addition, there were no sales to CSC Holding or its affiliates in 1994. Sales in 1995 and 1996 amounted to approximately $772,000 and $253,000. Approximately $140,000 of net accounts payable and $441,000 of net accounts receivable are included in the accompanying consolidated balance sheet at December 31, 1995 and December 31, 1996, respectively.

(14) INCOME TAXES

     The components of the Company's pretax income are as follows:

                                       1994         1995          1996
                                   ------------ ------------  ------------
          Domestic                  $3,218,926   $6,417,867    $ 9,126,264
          Foreign                      (29,920)    (296,208)    (2,294,243)
                                   ------------ ------------  ------------
            Total                   $3,189,006   $6,121,659    $ 6,832,021
                                   ------------ ------------  ------------
                                   ------------ ------------  ------------

                      3D SYSTEMS CORPORATION

The components of the Company's net deferred tax assets are as follows:



                                        December 31, 1995    December 31, 1996
                                        -----------------    -----------------
Deferred tax assets:

   Research tax credits                  $ 1,187,000           $ 1,985,000

   Alternative minimum tax credits           272,000               360,000

   California manufacturer credit                 --                62,000

   Net operating loss carryforwards        3,585,000             2,800,000

   Inventory reserves                        799,000               707,000

   Accrued liabilities                     1,466,000             1,228,000

   Allowance for doubtful accounts           147,000               158,000

   Patents and licenses                      608,000               263,000

   Property and equipment (excess tax
     basis over book basis)                       --               304,227

   Goodwill                                       --               206,000

   Deferred compensation                      58,000                57,000
                                         -----------           -----------
   Total deferred tax assets               8,122,000             8,130,227

   Valuation allowance                      (837,000)           (1,763,000)
                                         -----------           -----------
   Net deferred tax assets                 7,285,000             6,367,227
                                         -----------           -----------
Deferred tax liabilities:

   Deferred lease revenue                         --             1,328,000

   Software development                       33,000               250,000

   Property and equipment (excess book
     basis over tax basis)                   921,882                    --

   Other                                          --                10,000
                                         -----------           -----------
   Total deferred tax liabilities            954,882             1,588,000
                                         -----------           -----------
Net deferred tax assets                  $ 6,330,118           $ 4,779,227
                                         -----------           -----------
                                         -----------           -----------


     The valuation allowance for deferred taxes was increased by $926,000 during 1996 primarily due to foreign net operating losses. Recognition of deferred tax assets of $1,483,000 or $.16 per share of common stock in 1994 and $3,012,118 or $.28 per share of common stock in 1995 was based on the Company's recent positive income trend and estimates of
     future taxable income.   Although realization is not assured, management
     believes it is more likely than not that the Company will realize the benefit of the net deferred tax assets. The amount of the net deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced. Additionally, the valuation allowance at December 31, 1995 and 1996 relates exclusively to foreign deferred tax assets.

                      3D SYSTEMS CORPORATION

The components of income tax expense (benefit) for the years ended December 31, 1994, 1995 and 1996 are as follows:

                                           1994           1995          1996
                                        -----------   -----------   -----------
Current:

  U.S. federal                          $    92,000   $   159,860   $   417,733

  State                                      31,000        32,657       244,080

  Foreign                                    47,000        23,938        20,000
                                        -----------   -----------   -----------
     Total current                          170,000       216,455       681,813
                                        -----------   -----------   -----------
Deferred:

  U.S. federal                           (1,249,000)   (2,760,000)    1,037,000

  State                                    (234,000)     (283,000)      533,000

  Foreign                                        --        30,882       (19,109)
                                        -----------   -----------   -----------
     Total deferred                      (1,483,000)   (3,012,118)    1,550,891
                                        -----------   -----------   -----------
     Total income tax expense (benefit) $(1,313,000)  $(2,795,663)  $ 2,232,704
                                        -----------   -----------   -----------
                                        -----------   -----------   -----------

      The overall effective tax rate differs from the statutory federal tax rate for the years ended December 31, 1994, 1995 and 1996, as follows:

                                                   % of Pretax Income
                                           1994           1995          1996
                                        -----------   -----------   -----------
Tax provision based on the
  federal statutory rate                      34.0%        34.0%         34.0%

Alternative minimum taxes                      2.8          2.6           1.8

State taxes, net of federal benefit           (4.2)        (2.7)          7.5

Utilization of net operating losses          (34.0)       (34.0)        (17.8)

Foreign net operating losses with no
  benefit recognition                         27.8          2.3          16.9

Research tax credits                           --           --         (11.7)

Foreign taxes                                  1.5           .9            --

Recognition of deferred tax assets           (69.1)       (48.8)           --

Other                                           --           --            2.0
                                        -----------   -----------   -----------
                                             (41.2)%      (45.7)%         32.7%
                                        -----------   -----------   -----------
                                        -----------   -----------   -----------

      As of December 31, 1996, the Company has net operating loss carryforwards for United States federal income taxes and foreign income tax purposes of approximately $3,231,000 and $4,337,000, respectively. The United States federal net operating loss carryforwards expire through 2008 and the foreign net operating loss carryforwards expire through 2001, except for certain operating losses which do not expire. Ultimate utilization of these loss carryforwards is dependent on future taxable earnings of the Company.

     Approximately $4,813,000 of the United States federal and $1,586,000 of state net operating loss carryforwards at December 31, 1994 related to tax benefits available to the Company as a result of stock options exercised. The tax benefit was credited to capital in excess of par value in 1995.

     The Company has research and experimentation tax credit carryforwards for United States federal and state income tax purposes of $1,504,000 and $481,000, respectively, which are available through December 31, 2006 and 2007, respectively.

     In addition, the Company has alternative minimum tax credit carryforwards for United States federal income tax purposes at December 31, 1996 of $360,000.

(15) EMPLOYEE BENEFIT PLAN

     In 1989, 3D California adopted a defined contribution 401(k) plan (the "Plan") for its employees. Employees must be at least 21 years of age and must have at least 6 consecutive months of service with the Company to be eligible for the Plan. Participants may contribute between 1% and 15% of their compensation to the Plan. The Company may make discretionary matching contributions limited to 50% of the employee contribution up to a maximum of 3-1/2% of the employee's compensation or discretionary profit sharing contributions. Participants are fully and immediately vested in employee contributions and vest in employer contributions over a four year period. For the years ended December 31, 1994, 1995 and 1996, the Company accrued profit sharing contributions of $150,000, $200,000 and $229,966, respectively, which were funded on March 2, 1995, March 12, 1996 and March 5, 1997, respectively.

(16) GEOGRAPHIC SALES INFORMATION

     All of the Company's assets are devoted to the manufacture and sale of stereolithography products, together with related supplies and services.

     Summarized data for the Company's operations are as follows:

                                                                 Rest of
                                          USA         Germany    Europe     Japan        Other    Eliminations     Total
----------------------------------------------------------------------------------------------------------------------------
For the year ended December 31, 1994:

Sales to unaffiliated customers      $28,351,476  $  8,392,826  $3,892,060 $   --    $  2,700,937 $         --    $43,337,299
Inter-area sales                       6,713,977           --          --      --              --   (6,713,977)            --
Income (loss) from operations          3,111,880        12,250     (55,787)    --              --       40,157      3,108,500
Identifiable assets at
 December 31, 1994                    24,358,015     4,994,930   2,288,045  56,370             --   (1,232,387)    30,464,973
For the year ended
 December 31, 1995:
Sales to unaffiliated customers       40,553,855    10,218,684   6,428,723      --      5,380,679          --      62,581,941
Inter-area sales                       9,648,261            --          --      --             --   (9,648,261)            --
Income (loss) from operations          6,168,211      (379,965)     23,703      --             --     (904,920)     4,907,029
Identifiable assets at
 December 31, 1995                    70,363,237     8,404,833   4,679,621      --             --  (1,896,685)     81,551,006
For the year ended
 December 31, 1996:
Sales to unaffiliated customers       52,725,890    10,694,286  10,947,870      --       5,263,457         --      79,631,503
Inter-area sales                      12,576,885       101,787          --      --              -- (12,687,672)            --
Income (loss) from operations          7,165,565    (2,275,717)   (148,418)     --              --     677,822      5,419,652
Identifiable assets at
 December 31, 1996                    76,431,217     7,682,057   8,333,161      --              --    (207,578)    92,238,857


     Inter-area sales to the Company's foreign subsidiaries are recorded at amounts consistent with prices charged to distributors, which are above cost.

(17) COMMITMENTS AND CONTINGENCIES

     (a) The Company leases its facilities under noncancelable operating leases expiring through December 2002. The leases are generally on a net-rent basis, whereby the Company pays taxes, maintenance and insurance. Leases that expire are expected to be renewed or replaced by leases on other properties. Rental expense for the years ended December 31, 1994, 1995 and 1996 aggregated approximately $1,122,000, $1,192,000 and $1,642,000, respectively.

          Minimum annual rental commitments under the leases at December 31, 1996 are as follows:

            Year ending December 31:


                1997                    $1,665,800
                1998                     1,510,400
                1999                     1,332,700
                2000                     1,220,800
                2001                       863,400
                thereafter               1,001,700
                                        ----------
                                        $7,594,800
                                        ----------
                                        ----------

     (b) 3D California is a party to an agreement with Ciba Specialty Chemicals, Inc. ("CSC") and certain of its subsidiaries (the "Photopolymer Research Agreement"), dated August 15, 1990, relating to the research and development of photopolymers, photopolymerizable monomers and photoinitiators for use with stereolithography technology. The agreement obligates each of the parties to cooperate in the development of photopolymers, photopolymerizable monomers and photoinitiators. The agreement provides that the parties shall deal exclusively with each other in the development of stereolithographic products except that: (a)
          3D California may recommend to its customers products produced by suppliers other than CSC in the event that another supplier produces products suitable for stereolithography and CSC cannot produce a product with similar performance parameters, (b) 3D California may pursue the development of certain products developed pursuant to the agreement if CSC determines it has no capabilities or interest in such products, (c) CSC may cooperate in developing competing products if such products involve new fields of technology in which 3D California does not have and is not able within a reasonable time to develop expertise.

          As part of the Photopolymer Research Agreement, the parties have agreed that if a change in control of the Company or 3D California should occur, then at the option of CSC, 3D California will be required to pay CSC an amount equal to CSC's "deferred research and development costs", up to $10 million. A "change in control" is defined to have occurred only if a person, or group of related persons, becomes the beneficial owner of in excess of 31.4% of the Company's outstanding voting securities (such percentage to be ratably increased in the event of any sale by a CSC affiliate of any of its shares of the Company's shares of common stock), unless approved by CSC, or its indirect nominees to the Board of Directors of the Company. "Deferred Research and Development Costs" means all costs incurred by CSC during the five full fiscal years immediately preceding the occurrence of a change in control, multiplied by two. The existence of this provision may deter potential acquirers from seeking to acquire the Company, or a significant interest in the equity securities of the Company.

          In connection with the Photopolymer Research Agreement, 3D California entered into a Photopolymer Distribution Agreement with a subsidiary of CSC, dated as of July 1, 1990, pursuant to which 3D California is the exclusive worldwide distributor of photopolymers manufactured by CSC. At the request of 3D California, an affiliate of CSC currently sells such photopolymers in Japan to 3D California's Japanese distributor. Subject to certain conditions, so long as CSC provides adequate supplies, 3D California is required to fill all of its requirements for its photopolymers through purchases from CSC. In order to maintain its exclusive distribution rights, 3D California must meet certain quotas based on the dollar value of products purchased from CSC on an annual basis as set forth in the agreement. 3D California has in the past failed to meet quotas established under the agreement and, in May 1995, 3D California and CSC mutually agreed to reduce the quotas to levels which 3D California believes should be commercially obtainable. Subject to certain conditions, the agreement will remain in effect until June 30, 1997 and will continue thereafter until either party gives the other six months advance notice of termination.

     (c) On May 24, 1993, 3D Systems, Inc. and its wholly-owned German subsidiary, 3D Systems GmbH ("3D GmbH" and together with 3D Systems, Inc. "3D"), filed a patent infringement lawsuit against EOS, a European competitor. The lawsuit, filed in the Dusseldorf District Court, Germany, seeks compensation from EOS for utilizing certain technology in EOS's products which 3D alleges was incorporated in its European patent application (the "3D Patent") and seeks damages from EOS for using this technology related to the 3D Patent after the patent's issuance by the European Patent Office. The lawsuit further seeks reimbursement of attorneys fees as well as an order by the Court barring EOS from marketing equipment using the technology contained in the 3D Patent. On August 24, 1993, per 3D's request, the Dusseldorf District Court ruled to transfer the case to the Munich District Court. On November 18, 1993, the 3D Patent was issued by the European Patent Office.

          On February 21, 1994, 3D amended its complaint to include additional infringement by EOS upon certain other 3D technology contained in a German Utility Model issued to 3D by the German Patent Office (the "GPO") on November 4, 1993 (the "3D Utility Model"). On March 1, 1994, a hearing was held in the Munich District Court (the "Court") at which time the Court postponed a ruling on the lawsuit but ordered 3D to post a performance bond in the amount of 1.1 million Deutschmarks (approximately $722,000 at December 31, 1996) to cover certain potential legal fees of EOS related to the lawsuit (in the event of an unfavorable outcome to 3D) as a result of one of the plaintiffs being a foreign corporation. During April 1994, 3D GmbH obtained a bank guarantee in the amount of 1.1 million Deutschmarks which serves as the required performance bond. In connection with the bank guarantee, 3D GmbH is required to maintain with its bank compensating cash balances equal to 1.1 million Deutschmarks. On May 31, 1994, EOS notified the Court of its request made to the GPO to cancel the 3D Utility Model.

          On March 20, 1995, the GPO ruled to cancel the 3D Utility Model.
          3D appealed the ruling of the GPO to the German Federal Patent Court
          on April 3, 1995.   On February 8, 1996 the Court ruled that EOS is
          required to pay 3D GmbH adequate compensation for the unauthorized use of the 3D Patent during the period from November 7, 1991 and the patent issuance on November 18, 1993 (the "Infringement Period"), and that 3D is obligated to reimburse EOS for certain attorney fees incurred by EOS of approximately $70,000. The Court has not made a final determination of certain additional legal fees and costs which may be required to be borne by 3D. 3D expects that the compensation for unauthorized use due from EOS should approximate or exceed all amounts which may be due to EOS, however, the actual amounts remain to be determined. The Court further ruled that EOS, by redesigning its products, did not infringe the 3D Patent after November 18, 1993. The Court further ruled that the action with regard to the 3D Utility Model was suspended pending a decision from the German Federal Patent Court on the validity of the 3D Utility Model. The parties have requested that the Federal Patent Court delay its ruling regarding the validity of the 3D Utility Model.

          3D has determined to appeal the Court's ruling. Regardless of the outcome of the appeal of either the Court's ruling or the GPO ruling, 3D intends, to the extent that it continues to believe such actions to be appropriate, to continue to prosecute its claims based upon its European patents and the other utility models which are not a subject of either appeal. While 3D has been advised by Bardehle Pagenberg Dost Altenburg Frohwitter Geissler & Partner, counsel in this action, that it is more likely than not that 3D will ultimately prevail in this matter, no assurance can be given that 3D will be successful.

          If 3D is unsuccessful in this litigation, total reimbursements by 3D of EOS's legal fees and court costs could range as high as $650,000.

     (d) On October 14, 1994, 3D GmbH notified a German customer of EOS, Leopold Kostal GmbH & Co. KG ("Kostal"), of its intention to file a patent infringement suit against Kostal for operating certain equipment purchased from EOS (which 3D GmbH alleges incorporates certain technology contained in the 3D Utility Model as well as two other German Utility Models issued to 3D Systems, Inc. in
          1994) unless Kostal immediately ceased to use the EOS equipment. Additionally, the Company offered to waive its rights to any damages against Kostal if Kostal would agree to purchase a stereolithography system from the Company, at a discount from then current published prices, as a replacement for the EOS system.

          On October 24, 1994, Kostal rejected this offer and, on November 2, 1994, 3D GmbH filed a lawsuit against Kostal for infringement. The lawsuit seeks compensation from Kostal for damages and attorneys fees as well as an injunction barring Kostal from using the EOS equipment.

          As noted above, on March 20, 1995, the GPO ruled to cancel the initial 3D Utility Model. Subsequent thereto, Kostal introduced the GPO ruling into this litigation. In addition, on April 19, 1995, EOS filed cancellation requests against two other Utility Models of the Company and has introduced this information into the Kostal litigation as well.

          On September 12, 1995, the court ruled to suspend a decision regarding Kostal's alleged infringement of the two other German Utility Models pending a decision concerning their validity by the GPO.

     (e) On January 13, 1997, 3D Systems, Inc. (the "Company") filed a complaint ("Complaint") in the United States District Court,
          Central District of California, against Aarotech Laboratories,
          Inc. ("Aarotech"), Aaroflex, Inc. ("Aaroflex") and Albert C. Young ("Young"). Aaroflex is the parent corporation of Aarotech. Young is the Chairman of the Board and Chief Executive Officer of both Aarotech and Aaroflex. The Complaint alleges that stereolithography equipment manufactured by Aaroflex infringes on six of the Company's patents. The Company seeks damages and injunctive relief from the defendants. The defendants have threatened to sue the Company for trade libel. To date, the defendants have not filed such a suit.
          The defendants have filed a motion to dismiss the complaint or transfer the case to their home district in Virginia. The Court has set a hearing date on June 23, 1997 for the defendant's motion.

     The Company believes, based in part on the advice of counsel, that it has substantial defenses to the claims described above, and intends to vigorously defend all legal actions, and that the likely outcome will not have a material adverse effect on the financial condition and results of operations of the Company.

(18) COLORADO FACILITY

     On October 30, 1995, the Company executed an agreement with the Mesa
     County Economic Development Council, Inc. ("MCEDC") in connection with the Company's relocation of its manufacturing and customer support operations from Valencia, California to Grand Junction, Colorado (the "Relocation"). The Relocation provided for the Company's construction of a 67,000 square foot facility in Grand Junction (the "Facility") at a cost of approximately $4 million. During the fourth quarter of 1995, the Company recognized $850,000 of expenses associated with the Relocation (consisting primarily of employee moving allowances and travel expenses and severance of an estimated 28 manufacturing employees) and is included in selling, general and administrative expenses in the accompanying consolidated statement of operations for the year ended December 31, 1995.

     In consideration for the Company's construction of its Facility along with certain other intentions by the Company including the employment of at least 100 people (including 70 local new hires), the payment of certain minimum wage rates at the Facility, and the maintenance of the Facility for a period of at least seven years, MCEDC granted to the Company certain economic incentives, including ten acres of land. The value of the incentives, estimated to worth approximately $775,000, vest (subject to certain limitations and conditions) to the Company equally over a seven year period beginning July 1, 1996. As of December 31, 1995, the Company recorded the value of ten acres of land ($435,600) provided to the Company under the MCEDC agreement and credited capital in excess of par value.

(19) SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     (in thousands, except per share data)


                                                     Quarter Ended
                    ------------------------------------------------------------------------------------------
                     Mar. 31     June 30,     Sept. 29,   Dec. 31,   Mar. 29,  June 28,    Sept. 27,  Dec. 31,
                      1995         1995        1995(a)    1995(b)     1996       1996       1996(c)    1996(d)
                    ------------------------------------------------------------------------------------------
     Total sales     $13,618      $14,657     $15,614      $18,691   $19,167    $18,555     $19,790    $22,120
     Gross profit      7,126        7,219       7,640        9,332     9,512      8,959       9,498      9,864
     Total operating
      expense          5,766        5,804       6,185        8,655     8,028      8,051       8,299      8,035
     Income from
      operations       1,360        1,415       1,454          677     1,484        908       1,199      1,829
     Income tax
      expenses
      (benefit)           90         100       (2,877)        (108)      812        478         511        432
     Net income        1,331        1,410       4,866        1,310     1,121        801       1,015      1,662
     Net income per
      share of
      common stock       .14          .14         .41          .11       .10        .07         .09        .14

     (a)  Includes the impact of recognition of deferred tax assets.  See
          Note 14.

     (b) Includes relocation expenses of $850,000 related to the Company's plans to move certain operations to Colorado in 1996. See Note 18.

     (c) Includes write off of $430,000 of in-process technology relative to the Keltool acquisition. See Note 7.

     (d) Includes the recognition of $798,000 of additional research tax credits. See Note 14.

     Per share amounts for each of the quarterly periods presented do not necessarily add up to the total presented for the year since each amount is independently calculated.

     The Company presents its quarterly results on a 13 week basis ending the last Friday of each quarter, and reports its annual financial information through the calendar year ended December 31.

                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                      ON FINANCIAL STATEMENT SCHEDULE






To the Stockholders and Board of Directors
3D Systems Corporation

Our report on the consolidated financial statements of 3D Systems Corporation and Subsidiaries is included on page F-2 of this Form 10-K. In connection with our audits of such financial statements, we have audited the related financial statement schedule as of December 31, 1994, 1995 and 1996 and for each of the three years in the period ended December 31, 1996, as listed on the index on page F-1 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.




Coopers & Lybrand L.L.P.
Los Angeles, California
February 20, 1997