Form 10-K/A
period 1996-12-31
3 D SYSTEMS CORP
filed 1997-04-03
CIK 910638

================================================================================

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                     FORM 10-K/A

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

10.46* Employment letter dated April 11, 1996 between the Registrant and Mark
       R. Bell. Incorporated herein by reference to exhibit 10.1 to the Registrant's 10-Q for the quarterly period ended March 29, 1996 filed on May 7, 1996.**

10.47 Asset Purchase Agreement dated as of August 30, 1996 by and between 3D Systems, Inc., a California corporation, Keltool, Inc. a Minnesota corporation and Wayne Duescher. Incorporated herein by reference to
       Exhibit 10.1 to the Registrant's 10-Q for the quarterly period ended September 27, 1996 filed on November 12, 1996.**

10.48 Warrant Agreement dated September 9, 1996 by and between 3D Systems, Inc., a California corporation and Keltool, Inc. a Minnesota corporation. Incorporated herein by reference to Exhibit 10.2 to the Registrant's 10-Q for the quarterly period ended September 27, 1996 filed on November 12, 1996.**
---------------------
* Management contract of compensatory plan or arrangement.

10.49 Non-Competition Agreement dated September 9, 1996 by and between 3D Systems, Inc., a California corporation and Wayne O. Duescher. Incorporated herein by reference to Exhibit 10.3 to the Registrant's 10-Q for the quarterly period ended September 27, 1996 filed on November 12, 1996.**

10.50* Employment Agreement dated as of February 6, 1996 between the
       Registrant and Eugen J. Geyer.**

10.51* Employment Agreement dated October 28, 1996 between the Registrant and
       Richard D. Balanson.**

10.52 Amendment dated July 5, 1996 to Loan and Security Agreement dated June 2, 1993, as previously amended, by and between the Registrant and Silicon Valley Bank.**

11.1   Computation of Per Share Earnings.**

22.1   Subsidiaries of the Registrant.**

23.1   Consent of Independent Public Accountants - Coopers & Lybrand L.L.P.**

27     Financial Data Schedule**

------------------
 * Management contract or compensatory plan or arrangement.
** Previously Filed.

                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has caused this amendment to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 2, 1997         3D SYSTEMS CORPORATION


                             By: /s/ Gordon L. Almquist
                                ---------------------------------
                                 Gordon L. Almquist
                                 Chief Financial Officer,
                                 Vice President, Finance and Secretary
                                 (Principal Financial Officer and
                                 Principal Accounting Officer)

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




Coopers & Lybrand L.L.P.
Los Angeles, California
February 20, 1997

                                SCHEDULE II

                           3D SYSTEMS CORPORATION
                     Valuation and Qualifying Accounts

                Years ended December 31, 1994, 1995 and 1996


                                                 Balance at    Additions                    Balance at
                                                 beginning     charged to                     end of
Year Ended             Item                       of year       expenses     Deductions        year
----------  ----------------------------        -----------    ----------   ------------   ------------

1994        Inventory obsolescence reserve        $  699,003    $  136,339    $   (129,414)   $   705,928
                                                  ==========    ==========    ============     ==========
1995        Inventory obsolescence reserve        $  705,928    $  851,472    $   (360,917)    $1,196,483
                                                  ==========    ==========    ============     ==========
1996        Inventory obsolescence reserve        $1,196,483    $   47,596    $   (992,746)    $  251,333
                                                  ==========    ==========    ============     ==========


1994       Allowance for doubtful accounts        $  319,676    $  133,355    $   (109,710)    $  343,321
                                                  ==========    ==========    ============     ==========
1995       Allowance for doubtful accounts        $  343,321    $  144,373    $   (119,295)    $  368,399
                                                  ==========    ==========    ============     ==========
1996       Allowance for doubtful accounts        $  368,399    $  119,412    $    (81,633)    $  406,178
                                                  ==========    ==========    ============     ==========

1995       Deferred tax valuation allowance       $7,118,012    $     --      $ (6,281,012)    $  837,000
                                                  ==========    ==========    ============     ==========
1996       Deferred tax valuation allowance       $  837,000    $  926,000    $      --        $1,763,000
                                                  ==========    ==========    ============     ==========


