Form 10-Q
period 1997-03-28
3 D SYSTEMS CORP
filed 1997-05-12
CIK 910638

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549


                                      FORM 10-Q

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTERLY PERIOD ENDED MARCH 28, 1997

                                          OR

/  / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934


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

                                 Yes  X      No_____

Shares of Common Stock, par value $0.001, outstanding as of April 30 , 1997:
11,361,124 shares

                                3D SYSTEMS CORPORATION


                                  TABLE OF CONTENTS



                                                                          Page
PART I.  FINANCIAL INFORMATION                                          Number
                                                                        ------
    ITEM 1.   Financial Statements

         Consolidated Balance Sheets,
         December 31, 1996 and March 28, 1997. . . . . . . . . . . . . . . . 3

         Consolidated Statements of Operations
         For the Three Month Periods Ended
         March 29, 1996 and March 28, 1997 . . . . . . . . . . . . . . . . . 4

         Consolidated Statements of Cash Flows
         for the Three Month Periods Ended
         March 29, 1996 and March 28, 1997 . . . . . . . . . . . . . . . . . 5

         Notes to Consolidated Financial Statements,
         December 31, 1996 and March 28, 1997. . . . . . . . . . . . . . . . 6

    ITEM 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations. . . . . . . . . . . . . . 8

PART II.  OTHER INFORMATION

    ITEM 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . .14

                                3D SYSTEMS CORPORATION
-                            Consolidated Balance Sheets



                                                                                   (Unaudited)
             ASSETS                                         December 31, 1996     March 28, 1997
                                                            -----------------     --------------

Current assets:
  Cash and cash equivalents                                    $24,356,441         $22,385,070
  Restricted cash                                                  722,000             655,000
  Short-term investments                                         3,759,492           1,753,975
  Accounts receivable, less allowances for
  doubtful accounts of $406,178 (1996) and $291,841 (1997)      19,601,383          19,400,170
  Current portion of lease receivables                             987,362           1,532,646
  Inventories                                                   12,309,588          14,257,187
  Deferred tax assets                                            2,958,227           2,764,512
  Prepaid expenses and other current assets                      2,332,337           2,046,611
                                                                ----------         -----------

     Total current assets                                       67,026,830          64,795,171

Property and equipment, net                                     14,452,504          15,261,241
Licenses and patent costs, net                                   3,660,568           3,565,204
Deferred tax assets                                              1,821,000           1,821,000
Lease receivables, less current portion                          3,773,573           6,326,568
Other assets                                                     1,504,382           1,520,356
                                                                ----------         -----------

                                                               $92,238,857         $93,289,540
                                                                ----------         -----------
                                                                ----------         -----------

    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                             $ 3,805,930         $ 4,992,360
  Accrued liabilities                                            6,890,343           5,938,670
  Current portion of long-term debt                                100,000              95,000
  Customer deposits                                                894,111             898,777
  Deferred revenues                                              5,572,892           6,939,217
                                                                ----------         -----------

     Total current liabilities                                  17,263,276          18,864,024

Other liabilities                                                1,472,991           1,434,010
Long-term debt, less current portion                             4,800,000           4,750,000
                                                                ----------         -----------

                                                                23,536,267          25,048,034
                                                                ----------         -----------

Stockholders' equity:
  Preferred stock, $.001 par value.  Authorized 5,000,000
    shares; none issued
  Common stock, $.001 par value.  Authorized 25,000,000
    shares; issued and outstanding 11,358,892 (1996)
    and 11,361,124 (1997)                                           11,359              11,361
  Capital in excess of par value                                72,527,768          72,540,271
  Retained earnings (deficit)                                  (4,308,471)         (3,920,925)
  Cumulative translation adjustment                                471,934           (389,201)
                                                                ----------         -----------

    Total stockholders' equity                                  68,702,590          68,241,506
                                                                ----------         -----------

                                                               $92,238,857         $93,289,540
                                                                ----------         -----------
                                                                ----------         -----------



 See accompanying notes to consolidated financial statements.

                                3D SYSTEMS CORPORATION
                        Consolidated Statements of Operations
                                     (Unaudited)


                                                         Three Month Periods Ended
                                                    ----------------------------------
                                                    March 29, 1996      March 28, 1997
                                                    --------------      --------------
Sales:
  Products                                          $13,676,883         $13,597,856
  Services                                            5,489,681           7,860,956
                                                    ------------        ------------

    Total sales                                      19,166,564          21,458,812
                                                    ------------        ------------


Cost of sales:
  Products                                            6,164,205           7,287,392
  Services                                            3,490,589           5,502,589
                                                    ------------        ------------

    Total cost of sales                               9,654,794          12,789,981
                                                    ------------        ------------

Gross profit                                          9,511,770           8,668,831
                                                    ------------        ------------


Operating expenses:
  Selling, general and administrative                 6,202,019           6,390,691
  Research and development                            1,825,750           1,929,834
                                                    ------------        ------------

    Total operating expenses                          8,027,769           8,320,525
                                                    ------------        ------------


Income from operations                                 1,484,001            348,306

Interest income                                         455,517             351,048
Interest expense                                         (6,340)            (58,783)
                                                    ------------        ------------

Income before provision for income taxes              1,933,178             640,571

Provision for income taxes                              811,935             253,025
                                                    ------------        ------------

Net income                                          $ 1,121,243         $   387,546
                                                    ------------        ------------
                                                    ------------        ------------

Net income per share                                $       .10         $       .03
                                                    ------------        ------------
                                                    ------------        ------------

Weighted average number of common and common
  equivalent shares outstanding during the period    11,776,743          11,757,504
                                                    ------------        ------------
                                                    ------------        ------------




 See accompanying notes to consolidated financial statements.

                                3D SYSTEMS CORPORATION
                        Consolidated Statements of Cash flows
         For the Three Month Periods Ended March 29, 1996 and March 28, 1997
                                     (Unaudited)



                                                                         1996               1997
                                                                   -------------       -------------
Cash flows from operating activities:
  Net income                                                       $ 1,121,243         $   387,546
  Adjustments to reconcile net income to net cash
    used for operating activities:
     Deferred income taxes                                             775,000             388,550
     Depreciation of property and equipment                            442,348             839,203
     Amortization of licenses and patent costs                         157,915             167,810
     Amortization of software development costs                        115,506             123,460
     Changes in operating assets and liabilities:
       Accounts receivable                                             570,901            (336,661)
       Lease receivables                                                   ---          (3,098,279)
       Inventories                                                  (1,716,695)         (2,311,301)
       Prepaid expenses and other current assets                       (45,649)            248,511
       Other assets                                                   (177,395)           (163,541)
       Accounts payable                                             (1,667,733)          1,980,019
       Accrued liabilities                                            (759,549)           (908,777)
       Customer deposits                                              (196,801)              4,666
       Deferred revenues                                               341,422           1,428,224
       Other liabilities                                               (34,278)            (61,517)
                                                                   ------------        ------------
           Net cash used for operating activities                   (1,073,765)         (1,312,087)
                                                                   ------------        ------------
Cash flows from investing activities:
  Purchase of property and equipment                                (3,447,462)         (2,029,482)
  Disposition of property and equipment                                215,541             407,581
  Increase in licenses and patent costs                                (50,000)            (60,793)
  Proceeds of short term investment                                         ---          2,005,517
                                                                   ------------        ------------
           Net cash provided by (used for) investing activities     (3,281,921)            322,823
                                                                   ------------        ------------
Cash flows from financing activities:
  Exercise of stock options and warrants                               111,861              12,505
  Payment of long term debt                                                 ---            (55,000)
                                                                   ------------        ------------
           Net cash provided by (used for) financing activities        111,861             (42,495)
  Effect of exchange rate changes on cash                             (104,864)           (939,612)
                                                                   ------------        ------------
Net decrease in cash and cash equivalents                           (4,348,689)         (1,971,371)
Cash and cash equivalents at the beginning of the period            38,258,927          24,356,441
                                                                   ------------        ------------
Cash and cash equivalents at the end of the period                 $33,910,238         $22,385,070
                                                                   ------------        ------------
                                                                   ------------        ------------
Supplemental disclosures of cash flow information:
     Cash paid during the period for:
         Interest                                                  $     3,067         $    58,783
                                                                   ------------        ------------
                                                                   ------------        ------------
         Income taxes                                              $   387,423         $   233,718
                                                                   ------------        ------------
                                                                   ------------        ------------



See accompanying notes to consolidated financial statements

                                3D SYSTEMS CORPORATION
                      Notes to Consolidated Financial Statements
                         December 31, 1996 and March 28, 1997
                                     (Unaudited)

(1) Basis of Presentation.
    The accompanying unaudited consolidated financial statements of 3D Systems Corporation and subsidiaries (the Company) are prepared in accordance with instructions to Form 10-Q and, in the opinion of management include all material adjustments (consisting only of normal recurring accruals) which are necessary for the fair presentation of results for the interim periods. The Company reports its interim financial information on a 13 week basis ending the last Friday of each quarter, and reports its annual financial information through the calendar year ended December 31. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The results of the three month period ended March 28, 1997 are not necessarily indicative of the results to be expected for the full year.



(2) Inventories.

                                         December 31, 1996    March 28, 1997
                                         -----------------    --------------

    Raw materials                          $ 4,517,981         $ 5,674,653
    Work in progress                         1,226,627           1,775,062
    Finished goods                           6,564,980           6,807,472
                                           -----------         -----------

                                           $12,309,588         $14,257,187
                                           -----------         -----------
                                           -----------         -----------



(3) Property and Equipment.
                                         December 31, 1996    March 28, 1997
                                         -----------------    --------------

    Land and building                      $ 4,613,051         $ 4,613,051
    Machinery and equipment                 12,477,147          12,928,713
    Office furniture and equipment           2,302,613           2,323,251
    Leasehold improvements                   1,809,169           1,895,089
    Rental equipment                           676,669             760,421
    Construction in progress                   461,010             894,664
                                           -----------         -----------

                                            22,339,659          23,415,189
    Less accumulated depreciation and
    amortization                           (7,887,155)         (8,153,948)
                                           -----------         -----------

                                           $14,452,504         $15,261,241
                                           -----------         -----------
                                           -----------         -----------

                                3D SYSTEMS CORPORATION
                  Notes to Consolidated Financial Statements (Continued)
                         December 31, 1996 and March 28, 1997
                                     (Unaudited)


(4) Statement of Financial Accounting Standards Not Yet Adopted.

    In February 1997, the Financial Accounting Standards Board issued
    Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share." This statement requires dual presentation of newly defined basic and diluted earnings per share ("EPS") on the face of the income statement for all entities with complex capital structures. The accounting standard is effective for fiscal years ending December 15, 1997 and requires restatement of all prior period EPS data presented. Earlier application is not permitted. However, disclosure of pro forma EPS amounts computed using SFAS No. 128 in the notes to the financial statements is permitted in the periods prior to required adoption. Accordingly the pro forma EPS data for the three months ended March 29, 1996 and March 28, 1997 is as follows (shares in thousands):

                                        Three Months Ended
                                 March 29, 1996     March 28, 1997
                                 --------------     --------------
                                 Shares     EPS     Shares     EPS
                                 --------------     --------------
        Basic EPS                11,287  $ 0.10     11,360  $ 0.03
        Diluted EPS              11,777    0.10     11,758    0.03


(5) Subsequent Events.

    (a) On April 18, 1997, the Company announced certain management and other personnel changes. The Company appointed Dr. Richard Balanson, President and Chief Operating Officer and a director of the Company, moved to restructure the senior staff and implemented a modest reduction in force involving approximately five percent of the domestic workforce, primarily at corporate headquarters. In connection with the management restructuring and reduction in force, the Company expects to record non-recurring pre-tax expenses in the second quarter approximating $500,000 related to severence benefits.

    (b) On May 6, 1997, the Company announced that its board of directors authorized the Company to buy up to 1.5 million of its shares in the open market and through private transactions. The actual number of shares repurchased, and the timing of the purchases, will be based on the Company's stock price, general conditions and other factors. The repurchased shares will be available for issuance when outstanding stock options are exercised.

                                3D SYSTEMS CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion contains trend analysis and other forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended and Section 21A of the Securities Act of 1933, as amended. Actual results could differ from those projected in the forward looking statements as a result of the cautionary statements and risk factors set forth below and in Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

RESULTS OF OPERATIONS

    The Company's revenues are generated by product and service sales. Product sales are comprised of the sale of Stereolithography Apparatus (SLA) systems and related equipment, Actua 2100's, resins, software, and other component parts, as well as rentals of SLA systems. Service sales include revenues from maintenance, services provided by the Company's Technology Centers, and customer training.

    The following table sets forth certain operating amounts and ratios as a percentage of total sales except as otherwise indicated:


                                          Three Month Periods Ended
                                       ---------------------------------
                                        March 29, 1996   March 28, 1997
                                       ---------------   ---------------
                                      (in thousands except percent data)

Sales:
  Products                             $13,676,883        $13,597,856
  Services                               5,489,681          7,860,956
                                       -----------        -----------

     Total sales                        19,166,564         21,458,812
                                       -----------        -----------


Cost of sales:
  Products                               6,164,205          7,287,392
  Services                               3,490,589          5,502,589
                                       -----------        -----------

     Total cost of sales                 9,654,794         12,789,981
                                       -----------        -----------


Total gross profit                       9,511,770          8,668,831
     % of total sales                         49.6%              40.4%

Gross profit - products                  7,512,678          6,310,464
     % of total product sales                 54.9%              46.4%

Gross profit - services                  1,999,092          2,358,367
     % of total service sales                 36.4%              30.0%

Selling, general and administrative
 expenses                                6,202,019          6,390,691
     % of total sales                         32.4%              29.8%

Research and development expenses        1,825,750          1,929,834
     % of total sales                          9.5%               9.0%
                                       -----------         -----------


Income from operations                   1,484,001            348,306
     % of total sales                          7.7%               1.6%

Interest income, net                       449,177            292,265
     % of total sales                          2.3%               1.4%

Provision for income taxes                 811,935            253,025
     % of total sales                          4.2%               1.2%
                                       -----------         -----------


Net income                               1,121,243            387,546
     % of total sales                          5.8%               1.8%
                                       -----------         -----------
                                       -----------         -----------

                                3D SYSTEMS CORPORATION
             Management's Discussion and Analysis of Financial Condition
                        and Results of Operations (Continued)

    The following table sets forth for the periods indicated total revenues attributable to each of the Company's major products and services groups, and those revenues as a percentage of total sales:


                                                         Three Month Periods Ended
                                                    ----------------------------------
                                                    March 29, 1996      March 28, 1997
                                                    --------------      --------------

Products:
  SLA and Actua systems and related equipment        $ 9,432,616         $ 9,814,304
  Resins                                               2,625,276           2,818,544
  Software, other components parts and rentals         1,618,991             965,008
                                                     -----------         -----------

    Total products                                    13,676,883          13,597,856
                                                     -----------         -----------


Services:
  Maintenance                                          4,151,792           6,267,307
  Technology Centers                                   1,128,082           1,341,835
  Training                                               209,807             251,814
                                                     -----------         -----------

    Total services                                     5,489,681           7,860,956
                                                     -----------         -----------

    Total sales                                      $19,166,564         $21,458,812
                                                     -----------         -----------
                                                     -----------         -----------


Products:
  SLA and Actua systems and related equipment               49.2%               45.8%
  Resins                                                    13.7                13.1
  Software, other components parts
   and rentals                                               8.4                 4.5
                                                     -----------         -----------

    Total products                                          71.3                63.4
                                                     -----------         -----------

Services:
  Maintenance                                               21.7                29.2
  Technology                                                 5.9                 6.2
  Training                                                   1.1                 1.2
                                                     -----------         -----------

    Total services                                          28.7                36.6
                                                     -----------         -----------

    Total sales                                            100.0%              100.0%
                                                     -----------         -----------
                                                     -----------         -----------


                                3D SYSTEMS CORPORATION
             Management's Discussion and Analysis of Financial Condition
                        and Results of Operations (Continued)


THREE MONTH PERIOD ENDED MARCH 28, 1997 COMPARED TO THE THREE MONTH PERIOD ENDED MARCH 29, 1996.

SALES. Sales during the three month period ended March 28, 1997 (the "first quarter of 1997") were $21.5 million, an increase of 12% over the $19.2 million recorded during the three month period ended March 29, 1996 (the "first quarter of 1996").

Product sales during the first quarter of 1997 ($13.6 million) were slightly lower than the first quarter of 1996 ($13.7 million). The Company sold a total of 33 SLA systems in the first quarter of 1997. During the first quarter of 1996, the Company sold 40 SLAs. The decrease in SLA sales were partially offset, however, by the sale of 33 Actua 2100's, the Company's low-priced office modeler (which uses a technology completely different from stereolithography), designed for operation in engineering and design offices.

Orders for the Company's SLA systems in the first quarter of 1997 (compared to the first quarter of 1996) increased in Europe but declined in both the U.S. and Asia-Pacific markets and total SLA backlog at the end of the first quarter of 1997 was substantially lower than the end of the first quarter of 1996. The Company believes that the decline in U.S. orders in the first quarter of 1997 (when compared to the first quarter of 1996) was due primarily to the performance and termination of a number of the Company's independent domestic sales representatives ("agents") and, to a lesser extent, competitive pressures. The Company's domestic marketing strategy had previously focused on a strong internal sales organization, as well as the utilization of agents (primarily, independent sales representatives in the machine tool industry). These sales agents however did not produce the level of sales expected by the Company during 1996. Additionally, the Company believed it could obtain better visibility and contact with its customers by utilizing a direct sales force. Accordingly, in August 1996, the Company terminated its arrangements with all of its sales agents and began recruiting additional personnel to strengthen its internal sales and support organization. Between September 1, 1996 and December 31, 1996, the Company completed the hiring of ten additional sales persons. Because of the long cycle for SLA system sales, the Company does not anticipate that the additions to its internal sales organization will significantly increase domestic sales in the first half of 1997. While historically there has not always been an accurate correlation between orders and ending backlog in one quarter and revenues in the next quarter, the decline in U.S. SLA orders during the first quarter of 1997, coupled with potential inefficiencies caused by the recent changes in the domestic sales organization, may negatively impact domestic revenues during the second quarter of 1997. The Company anticipates that European orders should increase during 1997 as compared to 1996 primarily as a result of an increased sales force. This is a forward looking statement and as with other such statements is subject to uncertainties. For example, European economic conditions could cause delays in customer orders which could lead to orders being lower in 1997 than 1996.

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

Other factors which may impact quarterly sales during 1997 include the introduction of two new products -- the SLA-350 Series 10, a new, advanced SLA system and the low-priced Actua 2100 office modeler. During May 1996, the Company began commercial shipments of the SLA-350. As a result of certain technical issues, which the Company believes to be resolved, commercial shipments of the Actua 2100 were delayed until late December 1996 (the Company shipped a total of six commercial units in December 1996). The possibility exists that the announcement and introduction of these new products may have caused, and may cause in the future, potential customers of the Company who were considering the purchase of one of the Company's other models to defer their purchase decision until

                                3D SYSTEMS CORPORATION
             Management's Discussion and Analysis of Financial Condition
                        and Results of Operations (Continued)


further information is available as to the performance and reliability of the new products. Further delays in shipments of new products may also occur as a result of unexpected problems encountered in actual use.

Service sales during the first quarter of 1997 increased $2.4 million or 43% compared to the first quarter of 1996, primarily as a result of increased maintenance revenues due to the larger installed base of SLA systems in the U.S. and Europe.

COST OF SALES. Cost of sales increased to $12.8 million or 60% of sales in the first quarter of 1997 from $9.7 million or 50% of sales in the first quarter of 1996.

Product cost of sales as a percentage of product sales increased to 54% during the first quarter of 1997 compared to 45% during the first quarter of 1996. The increase in 1997 was primarily the result of greater discounting of European SLA system sales in 1997 due to competition; sales of the lower margin Actua 2100 office modeler; greater domestic discounting due to competitive pricing pressures; price reductions to the SLA-250 Series 50 and Series 40 effected by the Company in January 1997; increased manufacturing overhead as a result of the transition of the Company's manufacturing activities from Valencia, California to a new and larger manufacturing facility in Grand Junction, Colorado; and to a lesser extent, the stronger U.S. dollar in the first quarter of 1997, as compared to the first quarter of 1996. These factors were partially offset by substantially reduced commission payments to agents as a result of the termination of domestic sales agents described above. The Company's gross profit margins on product sales are affected by several factors including, among others, sales mix, distribution channels and fluctuations in foreign currency exchange rates and, therefore, may vary in future periods from those experienced during the first quarter of 1997. Additionally, the Company anticipates that the gross margins related to the Actua 2100 system will be lower than margins on its SLA systems, and, if revenues from the sales of Actua 2100 represent a material portion of the Company's product sales, gross margins from product sales would be reduced. The Company also anticipates that gross margins related to the Actua 2100 will be lower during the initial phases of production as a result of certain inefficiencies and anticipates, in the event of increased production, that Actua 2100 gross margins could increase as a result of lower per unit material costs (due to greater purchasing economies) and increased manufacturing efficiencies. Additionally, the Company anticipates that gross margins relating to the SLA 250 in 1997 will be lower than historical margins due to the introduction in January 1997 of the SLA-250 Series 30A (an entry level SLA priced at $99,000 with a lower margin than other SLA systems) and the approximately 20% price reduction of the SLA-250 Series 40 and Series 50 effected by the Company in January 1997. The Company anticipates that shipments of the SLA-250 Series 30A will commence during the second quarter of 1997.
This is a forward looking statement however and as with other such statements is subject to uncertainties. For example, customer could elect to order other models within the SLA-250 series product line which could delay the shipments of the SLA-250 Series 30A.

Service cost of sales as a percentage of service sales increased to 70% during the first quarter of 1997 compared to 64% during the first quarter of 1996, primarily as a result of certain hardware upgrades afforded SLA-500 customers with software maintenance contracts due to the Company's new NT version system software and the effect of certain inefficiencies attributable to the Company's Keltool operations which were acquired in September 1996.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("S,G&A") expenses increased approximately $189,000 or 3% in the first quarter of 1997 compared to the first quarter of 1996, primarily as a result of expanded sales and marketing programs in Europe. The Company currently anticipates that S,G&A expenses for the second quarter of 1997 will be greater than the first quarter of 1997 primarily as a result of the impact of severance benefits (approximately $500,000) related to a restructuring plan in April 1997 designed to reduce costs and improve operating results. The Company currently anticipates that if its revenues continue to grow, S,G&A expenses as a percentage of total sales in future quarters should begin to decline, primarily as a result of economies of scale. However, these are forward looking statements and, as with other such statements, are subject to uncertainties.
For example, if sales do not continue to grow over the period, it is less likely that S,G&A expenses as a percentage of total sales would decline.

                                3D SYSTEMS CORPORATION
             Management's Discussion and Analysis of Financial Condition
                        and Results of Operations (Continued)


RESEARCH AND DEVELOPMENT EXPENSES. Research and development ("R&D") expenses during the first quarter of 1997 increased approximately $104,000 or 6% compared to the first quarter of 1996. The increase in R&D expenses in 1997 was primarily the result of experimental material related to certain development projects. Based on the Company's historical expenditures related to research and development and its current development goals, the Company anticipates for the foreseeable future, research and development expenses will be equal to approximately 10% of sales. However, this is a forward-looking statement and, as with any such statement, is subject to uncertainties. For example, if total sales of the Company for any particular period do not meet the anticipated sales of the Company for that period, research and development expenses as a percentage of sales may exceed 10%.

OPERATING INCOME. Operating income for the first quarter of 1997 was 1.6% of total sales compared to 7.7% of total sales in the first quarter of 1996. The decrease in the percentage of operating income to total sales in 1997 was primarily attributable to the increases in cost of sales (both products and services) in 1997, described above.

OTHER INCOME AND EXPENSES. Interest income decreased to $351,048 during the first quarter of 1997 from $455,517 during the first quarter of 1996, primarily as a result of the lower investment balances due to cash used for operating activities and investment activities since the first quarter of 1996.

Interest expense increased to $58,783 during the first quarter of 1997 from $6,340 in the first quarter of 1996 primarily as a result of the Company's financing of its Colorado facility which was effected in August 1996.

PROVISION FOR INCOME TAXES. For the first quarter of 1997, the Company's tax expense was $253,025 or 39.5% of pre-tax income compared to tax expense of $811,935 or 42% of pre-tax income for the first quarter of 1996. The lower tax rate for the first quarter of 1997 compared to the first quarter of 1996 was primarily the result of certain tax reduction initiatives effected by the Company during the second half of 1996. The Company's anticipated tax rate for the remainder of 1997 is expected to approximate 39%.




LIQUIDITY AND CAPITAL RESOURCES

                                                  December 31, 1996     March 28, 1997
                                                  -----------------     --------------
Cash and cash equivalents (1)                        $25,078,441         $23,040,070
Short-term investments                                 3,759,492           1,753,975
Working capital (1)                                   49,763,554          45,931,147

                                                        Three Month Periods Ended
                                                      --------------------------------
                                                      March 29, 1996     March 28, 1997
                                                      --------------     --------------
Cash used for operating
  activities                                         $(1,073,765)        $(1,312,087)
Cash provided by (used for) investing activities      (3,281,921)            322,823
Cash provided by (used for) financing
  activities                                             111,861             (42,495)



(1) Includes $722,000 and $655,000 of restricted cash at December 31, 1996 and March 28, 1997, respectively.

                                3D SYSTEMS CORPORATION
             Management's Discussion and Analysis of Financial Condition
                        and Results of Operations (Continued)


Net cash used for operating activities during the first quarter of 1997 was $1.3 million. The negative cash flow from operations during the first quarter of 1997, comprised primarily of an increase in lease receivables ($3.1 million), an increase in inventory ($2.3 million) as a result of an increase in SLA finished goods and raw materials (both Actua 2100 and SLA) and a decrease in accrued liabilities ($908,777), was partially offset by non cash depreciation and amortization ($1.1 million), an increase in accounts payable ($2.0 million), and an increase in deferred revenues ($1.4 million).

Net cash provided by investing activities during the first quarter of 1997 totaled $322,823 and was primarily the result of the liquidation of short-term investments ($2.0 million) which was substantially offset by expenditures related to SLA equipment manufactured for use as demonstration equipment and the purchase of computers and manufacturing equipment due to an increase in personnel and increased production capacity.

Net cash used for financing activities during the first quarter of 1997 was primarily the result of the Company's repayment of a portion of the principal related to the $4.9 million tax-exempt industrial revenue development bond financing effected in August 1996.

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

     27.  Financial Data schedule.

(b)  Reports on Form 8-K

     None

                                      SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





/s/ Edward C. Ferrier                                             May 12, 1997
--------------------------------                                  -----------
Edward C. Ferrier                                                     Date
Corporate Controller and Acting
Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)

(Duly authorized to sign on behalf of Registrant)