Form 10-Q
period 1997-06-27
3 D SYSTEMS CORP
filed 1997-08-11
CIK 910638

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 27, 1997

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

                          Yes  X        No
                             ------------------------

Shares of Common Stock, par value $0.001, outstanding as of July 31, 1997:
11,390,022 shares

                             3D SYSTEMS CORPORATION


                                TABLE OF CONTENTS



                                                                         Page
PART I.   FINANCIAL INFORMATION                                          Number
                                                                        --------
     ITEM 1.   Financial Statements

          Consolidated Balance Sheets,
          December 31, 1996 and June 27, 1997. . . . . . . . . . . . . . .  3

          Consolidated Statements of Operations
          For the Three and Six Month Periods Ended
          June 28, 1996 and June 27, 1997. . . . . . . . . . . . . . . . .  4

          Consolidated Statements of Cash Flows
          for the Three and Six Month Periods Ended
          June 28, 1996 and June 27, 1997. . . . . . . . . . . . . . . . .  5

          Notes to Consolidated Financial Statements . . . . . . . . . . .  6

     ITEM 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations . . . . . . . . . . . .  9

PART II.  OTHER INFORMATION

          ITEM 4.  Submission of Matters to a Vote of Security
                   Holders . . . . . . . . . . . . . . . . . . . . . . . . 17

          ITEM 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . 17

                             3D SYSTEMS CORPORATION
                           Consolidated Balance Sheets

               ASSETS                                                   December 31, 1996            June 27, 1997
                                                                        ------------------          ---------------
Current assets:
  Cash and cash equivalents                                            $        24,356,441      $        18,630,098
  Restricted cash                                                                  722,000                  632,000
  Short-term investments                                                         3,759,492                      ---
  Accounts receivable, less allowances for
   doubtful accounts of $406,178 (1996) and $275,232 (1997)                     19,601,383               21,234,194
  Current portion of lease receivables                                             987,362                2,019,335
  Inventories                                                                   12,309,588               15,684,449
  Deferred tax assets                                                            2,958,227                2,569,282
  Prepaid expenses and other current assets                                      2,332,337                2,710,539
                                                                        ------------------          ---------------
       Total current assets                                                     67,026,830               63,479,897

Property and equipment, net                                                     14,452,504               17,364,914
Licenses and patent costs, net                                                   3,660,568                3,695,647
Deferred tax assets                                                              1,821,000                1,821,000
Lease receivables, less current portion and allowance for
 doubtful accounts of $100,000 (1997)                                            3,773,573                6,360,431
Other assets                                                                     1,504,382                1,243,776
                                                                        ------------------          ---------------

                                                                             $  92,238,857            $  93,965,665
                                                                        ------------------          ---------------
                                                                        ------------------          ---------------
      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                            $  3,805,930             $  5,719,077
  Accrued liabilities                                                            6,890,343                6,690,884
  Current portion of long-term debt                                                100,000                  100,000
  Customer deposits                                                                894,111                  945,867
  Deferred revenues                                                              5,572,892                6,891,816
                                                                        ------------------          ---------------
       Total current liabilities                                                17,263,276               20,347,644

Other liabilities                                                                1,472,991                1,421,918
Long-term debt, less current portion                                             4,800,000                4,745,000
                                                                        ------------------          ---------------
                                                                                23,536,267               26,514,562
                                                                        ------------------          ---------------
Stockholders' equity:
  Preferred stock, $.001 par value.  Authorized 5,000,000
    shares; none issued
  Common stock, $.001 par value.  Authorized 25,000,000
    shares; issued and outstanding 11,358,892 (1996)
     and issued 11,398,357 (1997)                                                   11,359                   11,398
  Capital in excess of par value                                                72,527,768               72,727,613
  Retained earnings (deficit)                                                   (4,308,471)              (4,200,606)
  Cumulative translation adjustment                                                471,934                 (922,364)
  Treasury stock, at cost, 25,000 shares                                               ---                 (164,938)
                                                                        ------------------          ---------------
        Total stockholders' equity                                              68,702,590               67,451,103
                                                                        ------------------          ---------------
                                                                             $  92,238,857            $  93,965,665
                                                                        ------------------          ---------------
                                                                        ------------------          ---------------

See accompanying notes to consolidated financial statements.

                             3D SYSTEMS CORPORATION
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                             Three Month Periods Ended                Six Month Periods Ended
                                                         ------------------------------------     --------------------------------
                                                          June 28,1996       June 27, 1997        June 28,1996       June 27, 1997
                                                         --------------     ---------------      --------------     --------------
Sales:
  Products                                               $  11,923,002    $     14,111,466    $     25,599,885    $     27,709,322
  Services                                                   6,632,346           7,691,979          12,122,027          15,552,935
                                                         -------------    ----------------    ----------------    ----------------
     Total sales                                            18,555,348          21,803,445          37,721,912          43,262,257
                                                         -------------    ----------------    ----------------    ----------------

Cost of sales:
  Products                                                   5,419,266           7,711,852          11,583,471          14,999,244
  Services                                                   4,177,202           5,636,094           7,667,791          11,138,683
                                                         -------------    ----------------    ----------------    ----------------
     Total cost of sales                                     9,596,468          13,347,946          19,251,262          26,137,927
                                                         -------------    ----------------    ----------------    ----------------
Gross profit                                                 8,958,880           8,455,499          18,470,650          17,124,330
                                                         -------------    ----------------    ----------------    ----------------

Operating expenses:
  Selling, general and administrative                        6,225,735           7,170,603          12,427,754          13,561,294
  Research and development                                   1,825,757           2,011,893           3,651,507           3,941,727
                                                         -------------    ----------------    ----------------    ----------------
     Total operating expenses                                8,051,492           9,182,496          16,079,261          17,503,021
                                                         -------------    ----------------    ----------------    ----------------

Income (loss) from operations                                  907,388            (726,997)          2,391,389            (378,691)

Interest income                                                376,777             334,622             832,294             685,670
Interest expense                                                (5,158)            (68,420)            (11,498)           (127,203)
                                                         -------------    ----------------    ----------------    ----------------
Income (loss) before provision for income taxes              1,279,007            (460,795)          3,212,185             179,776

Provision for income taxes (benefit)                           477,939            (181,114)          1,289,874              71,911
                                                         -------------    ----------------    ----------------    ----------------
Net income (loss)                                           $  801,068         $  (279,681)       $  1,922,311          $  107,865
                                                         -------------    ----------------    ----------------    ----------------
                                                         -------------    ----------------    ----------------    ----------------
Net income (loss) per share                                     $  .07             $  (.02)             $  .16              $  .01
                                                         -------------    ----------------    ----------------    ----------------
                                                         -------------    ----------------    ----------------    ----------------
Weighted average number of common and common
  equivalent shares outstanding during the period           11,814,114          11,376,199          11,795,599          11,643,948
                                                         -------------    ----------------    ----------------    ----------------
                                                         -------------    ----------------    ----------------    ----------------


See accompanying notes to consolidated financial statements.

                             3D SYSTEMS CORPORATION
                      Consolidated Statements of Cash flows
         For the Six Month Periods Ended June 28,1996 and June 27, 1997
                                    Unaudited

                                                                        1996                      1997
                                                                    ------------               ----------
Cash flows from operating activities:
  Net income                                                        $  1,922,311               $  107,865
  Adjustments to reconcile net income to net cash
   used for operating activities:
     Deferred income taxes                                             1,470,000                  389,275
     Depreciation of property and equipment                            1,025,344                1,820,313
     Amortization of licenses and patent costs                           291,364                  325,702
     Amortization of software development costs                          233,116                  250,114
     Changes in operating assets and liabilities:
       Accounts receivables                                           (2,103,376)              (2,369,282)
       Lease receivables                                                     ---               (3,618,831)
       Inventories                                                    (5,129,839)              (3,503,713)
       Prepaid expenses and other current assets                          48,132                 (426,589)
       Other assets                                                     (230,358)                 (11,381)
       Accounts payable                                               (1,909,756)               2,041,074
       Accrued liabilities                                            (1,220,513)                 (14,976)
       Customer deposits                                                (141,623)                  51,756
       Deferred revenues                                                 477,292                1,400,841
       Other liabilities                                                 (38,584)                 (12,747)
                                                                    ------------               ----------
           Net cash used for operating activities                     (5,306,491)              (3,570,579)
                                                                    ------------               ----------
Cash flows from investing activities:
  Purchase of property and equipment                                  (6,382,851)              (5,231,578)
  Disposition of property and equipment                                  581,873                  519,643
  Increase in licenses and patent costs                                 (142,242)                (350,448)
  Proceeds of short term investment                                          ---                3,759,492
                                                                    ------------               ----------
           Net cash used for investing activities                     (5,943,226)              (1,302,891)
                                                                    ------------               ----------
Cash flows from financing activities:
  Exercise of stock options and warrants                                 310,832                  199,884
  Payment of long term debt                                                  ---                  (55,000)
  Purchase of treasury shares                                                ---                 (164,938)
                                                                    ------------               ----------
           Net cash provided by (used for) financing activities          310,832                  (20,054)

  Effect of exchange rate changes on cash                                120,351                 (832,819)
                                                                    ------------               ----------
Net decrease in cash and cash equivalents                            (10,818,534)              (5,726,343)
Cash and cash equivalents at the beginning of the period              38,258,927               24,356,441
                                                                    ------------               ----------
Cash and cash equivalents at the end of the period                 $  27,440,393            $  18,630,098
                                                                    ------------               ----------
                                                                    ------------               ----------
Supplemental disclosures of cash flow information:
     Cash paid during the period for:
         Interest                                                      $  11,134               $  101,026
                                                                    ------------               ----------
                                                                    ------------               ----------
         Income taxes                                                 $  758,460               $  128,303
                                                                    ------------               ----------
                                                                    ------------               ----------

See accompanying notes to consolidated financial statements.

                             3D SYSTEMS CORPORATION
                   Notes to Consolidated Financial Statements
                       December 31, 1996 and June 27, 1997
                                   (Unaudited)


(1)  Basis of Presentation.

     The accompanying unaudited consolidated financial statements of 3D Systems Corporation and subsidiaries (the "Company") are prepared in accordance with instructions to Form 10-Q and, in the opinion of management include all material adjustments (consisting only of normal recurring accruals) which are necessary for the fair presentation of results for the interim periods. The Company reports its interim financial information on a 13 week basis ending the last Friday of each quarter, and reports its annual financial information through the calendar year ended December 31. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The results of the six month period ended June 27, 1997 are not necessarily indicative of the results to be expected for the full year.



(2)  Inventories.

                                      December 31, 1996                 June 27, 1997
                                     ------------------              ----------------
     Raw materials                $           4,517,981         $           4,848,882
     Work in progress                         1,226,627                     1,713,047
     Finished goods                           6,564,980                     9,122,520
                                     ------------------              ----------------
                                          $  12,309,588                 $  15,684,449
                                     ------------------              ----------------
                                     ------------------              ----------------

(3)  Property and Equipment.
                                      December 31, 1996                 June 27, 1997
                                     ------------------              ----------------
     Land and building                     $  4,613,051                  $  4,613,051
     Machinery and equipment                 12,477,147                    15,387,685
     Office furniture and equipment           2,302,613                     2,416,572
     Leasehold improvements                   1,809,169                     2,103,459
     Rental equipment                           676,669                       834,000
     Construction in progress                   461,010                       895,068
                                     ------------------              ----------------
                                             22,339,659                    26,249,835
     Less accumulated depreciation and
     amortization                            (7,887,155)                   (8,884,921)
                                     ------------------              ----------------
                                          $  14,452,504                 $  17,364,914
                                     ------------------              ----------------
                                     ------------------              ----------------

                             3D SYSTEMS CORPORATION
             Notes to Consolidated Financial Statements (Continued)
                       December 31, 1996 and June 27, 1997
                                   (Unaudited)

(4)  Share Buy-Back Plan

     On May 6, 1997, the Company announced that its board of directors authorized the Company to buy up to 1.5 million of its shares in the open market and through private transactions. The actual number of shares repurchased, and the timing of the proceeds, will be based on 3D's stock price, general conditions and other factors. During the second quarter of 1997, the Company repurchased 25,000 shares of its stock.

(5)  Statement of Financial Accounting Standards Not Yet Adopted.

     (a) In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share." This statement requires dual presentation of newly defined basic and diluted earnings per share ("EPS") on the face of the income statement for all entities with complex capital structures. The accounting standard is effective for both interim and annual periods ending after December 15, 1997 and requires restatement of all prior period EPS data presented. Earlier application is not permitted. However, disclosure of pro forma EPS amounts computed using SFAS No. 128 in the notes to the financial statements is permitted in the periods prior to required adoption. Accordingly the pro forma EPS data for the three and six month periods ended June 28, 1996 and June 27, 1997 are as follows (shares in thousands):


                                           Three Month Periods Ended
                                     June 28, 1996            June 27, 1997
                                   ---------------          ---------------
                                   Shares      EPS          Shares      EPS
                                   ---------------          ---------------
     Basic EPS                    11,317    $  .07         11,376   $  (.02)
     Diluted EPS                  11,814       .07         11,376      (.02)



                                             Six Month Periods Ended
                                     June 28, 1996            June 27, 1997
                                   ---------------          ---------------
                                   Shares      EPS          Shares      EPS
                                   ---------------          ---------------
     Basic EPS                    11,302    $  .17         11,368    $  .01
     Diluted EPS                  11,796       .16         11,644       .01

     (b) On June 30, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 130,
     "Reporting Comprehensive Income." This statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS 130 is effective for fiscal years beginning after December 15, 1997 and requires restatement of earlier periods presented. Management is currently evaluating the SFAS 130.

                             3D SYSTEMS CORPORATION
             Notes to Consolidated Financial Statements (Continued)
                       December 31, 1996 and June 27, 1997
                                   (Unaudited)


     (c) On June 30, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for the way that a public enterprise reports information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS 131 is effective for fiscal years beginning after December 15, 1997 and requires restatement of earlier periods presented. Management is currently evaluating the requirements of SFAS 131.

(6)  Subsequent Event.

     On July 9, 1997, the Company signed a definitive agreement with Carl Zeiss Jena GmbH of Germany, a member of the Carl Zeiss Group to acquire a majority (75.1%) interest in a Zeiss subsidiary, EOS GmbH. However, the agreement is subject to the minority investor's pre-emptive right to acquire the majority interest. On August 6, 1997 the minority shareholder exercised his pre-emptive right to acquire the 75.1% of EOS' stock not currently owned. On the assumption that the minority shareholder would acquire the 75.1% interest, the Company entered into a non-binding letter of intent to acquire EOS' stereolithography rapid prototyping business, subject to negotiation of a definitive agreement. No assurance can be given that this transaction will close. If it does, 3D will grant to EOS a worldwide license to patents held by 3D, applicable to the field of laser sintering, and all pending litigation between the companies would be settled.

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

RESULTS OF OPERATIONS

     The Company's revenues are generated by product and service sales. Product sales are comprised of the sale of Stereolithography Apparatus ("SLA") systems and related equipment, Actua 2100's, resins, software, and other component parts, as well as rentals of SLA systems. Service sales include revenues from maintenance, services provided by the Company's Tooling Centers, and customer training.

       The following table sets forth certain operating amounts and ratios as a percentage of total sales except as otherwise indicated:

                                                  Three Month Periods Ended                  Six Month Periods Ended
                                               ---------------------------------       ----------------------------------
                                               June 28, 1996       June 27, 1997       June 28, 1996        June 27, 1997
                                               -------------       -------------       -------------        -------------
Sales:                                                                        (in thousands)
  Products                                  $         11,923    $         14,111    $         25,600    $         27,709
  Services                                             6,632               7,692              12,122              15,553
                                               -------------       -------------       -------------        -------------
       Total sales                                    18,555              21,803              37,722              43,262
                                               -------------       -------------       -------------        -------------

Cost of sales:
  Products                                             5,419               7,712              11,583              14,999
  Services                                             4,177               5,636               7,668              11,139
                                               -------------       -------------       -------------        -------------
       Total cost of sales                             9,596              13,348              19,251              26,138
                                               -------------       -------------       -------------        -------------

Total gross profit                                     8,959               8,455              18,471              17,124
       % of total sales                                48.3%               38.8%               49.0%               39.6%

Gross profit - products                                6,504               6,399              14,017              12,710
       % of total product sales                        54.6%               45.3%               54.8%               45.9%

Gross profit - services                                2,455               2,056               4,454               4,414
       % of total service sales                        37.0%               26.7%               36.7%               28.4%

Selling, general and  administrative
 expenses                                              6,226               7,171              12,428              13,561
       % of total sales                                33.6%               32.9%               33.0%               31.4%

Research and development expenses                      1,826               2,011               3,652               3,942
       % of total sales                                 9.8%                9.2%                9.7%                9.1%
                                               -------------       -------------       -------------        -------------

Income (loss) from operations                            907                (727)              2,391                (379)
       % of total sales                                 4.9%               (3.3%)               6.3%                (.9%)

Interest income, net                                     372                 266                 821                 559
       % of total sales                                 2.0%                1.2%                2.2%                1.3%

Provision for income taxes (benefit)                     478                (181)              1,290                  72
       % of total sales                                 2.6%                (.8%)               3.4%                 .2%
                                               -------------       -------------       -------------        -------------

Net income (loss)                                        801                (280)              1,922                 108
       % of total sales                                 4.3%               (1.3%)               5.1%                 .2%
                                               -------------       -------------       -------------        -------------
                                               -------------       -------------       -------------        -------------

                             3D SYSTEMS CORPORATION
           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (Continued)

     The following table sets forth for the periods indicated total revenues attributable to each of the Company's major products and services groups, and those revenues as a percentage of total sales:


                                                            Three Month Periods Ended                 Six Month Periods Ended
                                                         ---------------------------------       ---------------------------------
                                                         June 28, 1996       June 27, 1997       June 28, 1996       June 27, 1997
                                                         -------------       -------------       -------------       -------------
                                                                                       (in thousands)
Products:
   SLA and Actua systems, and related
     equipment                                         $         8,487     $         9,698    $         17,920    $         19,512
   Resins                                                        2,453               3,113               5,078               5,932
   Software, other components parts and rentals                    983               1,300               2,602               2,265
                                                         -------------       -------------       -------------       -------------
       Total products                                           11,923              14,111              25,600              27,709
                                                         -------------       -------------       -------------       -------------

Services:
   Maintenance                                                   5,522               6,246               9,674              12,513
   Tooling Centers                                                 932               1,122               2,060               2,464
   Training                                                        178                 324                 388                 576
                                                         -------------       -------------       -------------       -------------
       Total services                                            6,632               7,692              12,122              15,553
                                                         -------------       -------------       -------------       -------------
       Total sales                                           $  18,555           $  21,803           $  37,722           $  43,262
                                                         -------------       -------------       -------------       -------------
                                                         -------------       -------------       -------------       -------------
Products:
   SLA and Actua systems, and related
     equipment                                                    45.7%               44.4%               47.5%               45.1%
   Resins                                                         13.2                14.3                13.5                13.7
   Software, other components parts
     and rentals                                                   5.3                 6.0                 6.9                 5.2
                                                         -------------       -------------       -------------       -------------
       Total products                                             64.3                64.7                67.9                64.0
                                                         -------------       -------------       -------------       -------------

Services:
   Maintenance                                                    29.8                28.7                25.6                29.0
   Tooling Centers                                                 5.0                 5.1                 5.5                 5.7
   Training                                                        1.0                 1.5                 1.0                 1.3
                                                         -------------       -------------       -------------       -------------
       Total services                                             35.7                35.3                32.1                36.0
                                                         -------------       -------------       -------------       -------------
       Total sales                                               100.0%              100.0%              100.0%              100.0%
                                                         -------------       -------------       -------------       -------------
                                                         -------------       -------------       -------------       -------------

                             3D SYSTEMS CORPORATION
           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (Continued)


THREE MONTH PERIOD ENDED JUNE 27, 1997 COMPARED TO THE THREE MONTH PERIOD ENDED JUNE 28, 1996.

SALES. Sales during the three month period ended June 27, 1997 (the "second quarter of 1997") were $21.8 million, an increase of 18% over the $18.6 million recorded during the three month period ended June 28, 1996 (the "second quarter of 1996").

Product sales during the second quarter of 1997 ($14.1 million) increased $2.2 million, compared to $11.9 million in the second quarter of 1996. The Company sold a total of 41 SLA systems in the second quarter of 1997. During the second quarter of 1996, the Company sold 33 SLAs. In addition, the Company sold a total of 27 Actua 2100's, the Company's low-priced office modeler (which uses a different technology than stereolithography), designed for operation in engineering and design offices.

Orders for the Company's SLA systems in the second quarter of 1997 (compared to the second quarter of 1996) increased in both Europe and the Asia-Pacific markets but declined in the U.S. market and total SLA backlog at the end of the second quarter of 1997 was substantially lower than the end of the second quarter of 1996. The Company believes that the decline in U.S. orders in the second quarter of 1997 (when compared to the second quarter of 1996) was due primarily to the performance and termination of a number of the Company's independent domestic sales representatives ("agents") and competitive pressures. The Company's domestic marketing strategy had previously focused on a strong internal sales organization, as well as the utilization of agents (primarily, independent sales representatives in the machine tool industry). These sales agents however did not produce the level of sales expected by the Company during 1996. Additionally, the Company believed it could obtain better visibility and contact with its customers by utilizing a direct sales force. Accordingly, in August 1996, the Company terminated its arrangements with all of its sales agents and began recruiting additional personnel to strengthen its internal sales and support organization. Between September 1, 1996 and December 31, 1996, the Company completed the hiring of ten additional sales persons. Because of the long cycle for SLA system sales, the Company believes that the additions to its internal sales organization will not significantly increase domestic sales until the second half of 1997. While historically there has not always been an accurate correlation between orders and ending backlog in one quarter and revenues in the next quarter, the decline in U.S. SLA orders during the second quarter of 1997, coupled with potential inefficiencies caused by the recent changes in the domestic sales organization, may negatively impact domestic revenues during the second half of 1997.

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

                             3D SYSTEMS CORPORATION
           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (Continued)


Service sales during the second quarter of 1997 increased $1.1 million or 16% compared to the second quarter of 1996, primarily as a result of increased maintenance revenues due to the larger installed base of SLA systems in the U.S. and Europe.

COST OF SALES. Cost of sales increased to $13.3 million or 61% of sales in the second quarter of 1997 from $9.6 million or 52% of sales in the second quarter of 1996.

Product cost of sales as a percentage of product sales increased to 55% during the second quarter of 1997 compared to 45% during the second quarter of 1996. The increase in 1997 was primarily the result of greater discounting of European SLA system sales in 1997 due to competition; sales of the lower margin SLA 250/30A and Actua 2100 office modeler; greater domestic discounting due to competitive pricing pressures; price reductions to the SLA-250 Series 40 and Series 50 effected by the Company in January 1997; increased manufacturing overhead as a result of the transition of the Company's manufacturing activities from Valencia, California to a new and larger manufacturing facility in Grand Junction, Colorado; and the stronger U.S. dollar in the second quarter of 1997, as compared to the second quarter of 1996. These factors were partially offset by substantially reduced commission payments to agents as a result of the termination of domestic sales agents described above. The Company's gross profit margins on product sales are affected by several factors including, among others, sales mix, distribution channels and fluctuations in foreign currency exchange rates and, therefore, may vary in future periods from those experienced during the second quarter of 1997. Additionally, the Company anticipates that the gross margins related to the Actua 2100 system will be lower than margins on its SLA systems, and, if revenues from the sales of Actua 2100 represent a material portion of the Company's product sales, gross margins from product sales would be reduced.

Service cost of sales as a percentage of service sales increased to 73% during the second quarter of 1997 compared to 63% during the second quarter of 1996, primarily as a result of increased parts costs under our field maintenance contracts, lower revenue in our Tooling Centers and the effect of certain inefficiencies attributable to the Company's Keltool operations which were acquired in September 1996.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("S,G&A") expenses increased approximately $945,000 or 15% in the second quarter of 1997 compared to the second quarter of 1996, primarily as a result of a $500,000 non-recurring expense for severance benefits related to a restructuring plan designed to reduce costs and improve operating results and to the expanded sales and marketing programs in Europe. The Company currently anticipates that if its revenues continue to grow, S,G&A expenses as a percentage of total sales in future quarters should begin to decline, primarily as a result of economies of scale. However, these are forward looking statements and, as with other such statements, are subject to uncertainties.
For example, if sales do not continue to grow over the period, it is less likely that S,G&A expenses as a percentage of total sales would decline.

                             3D SYSTEMS CORPORATION
           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (Continued)


RESEARCH AND DEVELOPMENT EXPENSES. Research and development ("R&D") expenses during the second quarter of 1997 increased approximately $186,000 or 10% compared to the second quarter of 1996. The increase in R&D expenses in 1997 was primarily the result of increased personnel costs and experimental material related to certain development projects. Based on the Company's historical expenditures related to research and development and its current development goals, the Company anticipates for the foreseeable future, research and development expenses will be equal to approximately 8% to 10% of sales. However, this is a forward-looking statement and, as with any such statement, is subject to uncertainties. For example, if total sales of the Company for any particular period do not meet the anticipated sales of the Company for that period, research and development expenses as a percentage of sales may exceed the 8% to 10% level.

OPERATING INCOME(LOSS). Operating loss for the second quarter of 1997 was 3.3% of total sales compared to operating income of 4.9% of total sales in the second quarter of 1996. The decrease in the percentage of operating income to total sales in 1997 was primarily attributable to the increases in cost of sales (both products and services) in 1997 and the non-recurring expense relating to severance benefits, described above.

OTHER INCOME AND EXPENSES. Interest income decreased to $334,622 during the second quarter of 1997 from $376,777 during the second quarter of 1996, primarily as a result of the lower investment balances due to cash used for operating activities and investment activities since the second quarter of 1996 partially offset by interest income from lease receivables.

Interest expense increased to $68,420 during the second quarter of 1997 from $5,158 in the second quarter of 1996 primarily as a result of the Company's financing of its Colorado facility which was effected in August 1996.

PROVISION FOR INCOME TAXES(BENEFIT). For the second quarter of 1997, the Company's tax benefit was ($181,114) or 39% of pre-tax loss compared to tax expense of $477,939 or 37% of pre-tax income for the second quarter of 1996. The Company's anticipated tax rate for the remainder of 1997 is expected to approximate 40%.

                             3D SYSTEMS CORPORATION
           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (Continued)




SIX MONTH PERIOD ENDED JUNE 27, 1997 COMPARED TO THE SIX MONTH PERIOD ENDED JUNE 28, 1996.

SALES. Sales during the six month period ended June 27, 1997 (the "first half of 1997") were $43.3 million, an increase of 15% over the $37.7 million recorded during the six month period ended June 28, 1996 (the "first half of 1996").

Product sales during the first half of 1997 ($27.7 million) increased $2.1 million or 8%, compared to $25.6 million in the first half of 1996. The Company sold a total of 74 SLA systems and a total of 59 Actua 2100's in the first half of 1997. During the first half of 1996, the Company sold 73 SLAs.

Orders for the Company's SLA systems in the first half of 1997 (compared to the first half of 1996) increased in both Europe and the Asia-Pacific markets but declined in the U.S. market. The Company believes that the decline in U.S. orders in the first half of 1997 (when compared to the first half of 1996) was due primarily to the potential inefficiencies caused by the recent changes in the domestic sales organization as described above.

Service sales during the first half of 1997 increased $3.4 million or 28% compared to the first half of 1996, primarily as a result of increased maintenance revenues due to the larger installed base of SLA systems in the U.S. and Europe.

COST OF SALES. Cost of sales increased to $26.1 million or 60% of sales in the first half of 1997 from $19.3 million or 51% of sales in the first half of 1996.

Product cost of sales as a percentage of product sales increased to 54% during the first half of 1997 compared to 45% during the first half of 1996. The increase in 1997 was primarily the result of greater discounting of European SLA system sales in 1997 due to competition; sales of the lower margin SLA 250/30A and Actua 2100 office modeler; greater domestic discounting due to competitive pricing pressures; price reductions to the SLA-250 Series 40 and Series 50 effected by the Company in January 1997; increased manufacturing overhead as a result of the transition of the Company's manufacturing activities from Valencia, California to a new and larger manufacturing facility in Grand Junction, Colorado; and the stronger U.S. dollar in the second quarter of 1997, as compared to the second quarter of 1996. These factors were partially offset by substantially reduced commission payments to agents as a result of the termination of domestic sales agents described above.

Service cost of sales as a percentage of service sales increased to 72% during the first half of 1997 compared to 63% during the first half of 1996, primarily as a result of certain hardware upgrades afforded SLA-500 customers with software maintenance contracts due to the Company's new NT version system software, increased parts costs under our field maintenance contracts, lower revenue in our Tooling Centers and the effect of certain inefficiencies attributable to the Company's Keltool operations which were acquired in September 1996.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("S,G&A") expenses increased approximately $1,134,000 or 9% in the first half of 1997 compared to the first half of 1996, primarily as a result of a $500,000 non-recurring expense for severance benefits related to a restructuring plan designed to reduce costs and improve operating results and to the expanded sales and marketing programs in Europe.

                             3D SYSTEMS CORPORATION
           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (Continued)



RESEARCH AND DEVELOPMENT EXPENSES. Research and development ("R&D") expenses during the first half of 1997 increased approximately $290,000 or 8% compared to the first half of 1996. The increase in R&D expenses in 1997 was primarily the result of increased personnel costs and experimental material related to certain development projects.

OPERATING INCOME (LOSS). Operating loss for the first half of 1997 was .9% of total sales compared to operating income 6.3% of total sales in the first half of 1996. The decrease in the percentage of operating income to total sales in 1997 was primarily attributable to the increases in cost of sales (both products and services) in 1997 and the increase in S,G&A expenses, described above.

OTHER INCOME AND EXPENSES. Interest income decreased to $685,670 during the first half of 1997 from $832,294 during the first half of 1996, primarily as a result of the lower investment balances due to cash used for operating activities and investment activities since the second quarter of 1996 partially offset by interest income from lease receivables.

Interest expense increased to $127,203 during the first half of 1997 from $11,498 in the first half of 1996 primarily as a result of the Company's financing of its Colorado facility which was effected in August 1996.

PROVISION FOR INCOME TAXES. For the first half of 1997, the Company's tax expense was 71,911 or 40% of pre-tax income compared to tax expense of $1,289,874 or 40% of pre-tax income for the first half of 1996. The Company's anticipated tax rate for the remainder of 1997 is expected to approximate 40%.

                             3D SYSTEMS CORPORATION
           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (Continued)



LIQUIDITY AND CAPITAL RESOURCES

                                           December 31, 1996       June 27, 1997
                                           -----------------       -------------
Cash and cash equivalents (1)               $    25,078,441      $    19,262,098
Short-term investments                            3,759,492                  ---
Working capital (1)                              49,763,554           43,132,253


                                                    Six Month Periods Ended
                                            ------------------------------------
                                             June 28, 1996         June 27, 1997
                                            ---------------     ----------------
Cash used for operating
  activities                                $    (5,306,491)    $   (3,570,579)
Cash used for
  investing activities                           (5,943,226)        (1,302,891)
Cash provided by (used for) financing
  activities                                        310,832            (20,054)

------------------------
(1) Includes $722,000 and $632,000 of restricted cash at December 31, 1996 and June 27, 1997, respectively.


Net cash used for operating activities during the first half of 1997 was $3.6 million. The negative cash flow from operations during the first half of 1997, comprised primarily of an increase in lease receivables ($3.6 million), an increase in inventory ($3.5 million) as a result of an increase in SLA finished goods and raw materials (both Actua 2100 and SLA) and an increase in accounts receivable of $2.4 million was partially offset by non cash depreciation and amortization ($2.4 million), an increase in accounts payable ($2.0 million), and an increase in deferred revenues ($1.4 million).

Net cash used for investing activities during the first half of 1997 totaled $1.3 million and was primarily the result of expenditures related to SLA equipment manufactured for use as demonstration equipment ($2.5 million) and the purchase of computers and manufacturing equipment ($1.5 million) due to an increase in personnel and increased production capacity which was substantially offset by the liquidation of short-term investments ($3.8 million).

Net cash used for financing activities during the first half of 1997 was primarily the result of the Company's purchase of treasury stock and the repayment of a portion of the principal related to the $4.9 million tax-exempt industrial revenue development bond financing effected in August 1996 partially offset by the exercise of stock options.

The Company believes that funds generated from operations, existing working capital and its current line of credit will be sufficient to satisfy its anticipated operating requirements for at least the next twelve months.

                             3D SYSTEMS CORPORATION






PART II - OTHER INFORMATION

ITEM 4.   Submission of Matters to a Vote of Security Holders

The Company held its 1997 Annual Meeting of Stockholders on May 22, 1997. The only matter submitted to the stockholders was the election of two Class I directors to hold office for a three year term. The number of votes cast for and withheld as to each nominee are presented immediately below.

     MATTER SUBMITTED TO STOCKHOLDERS      FOR       WITHHELD
                                        ---------    --------
     I.     Election of Directors
              Donald S. Bates           6,328,339    137,043
              Jim D. Kever              6,333,738    131,644

ITEM 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

   11.  Computation of per share earnings.
   27.  Financial data schedule.

(b)  Reports on Form 8-K

     Press release dated May 6, 1997 to announce Share Buy-Back Plan
     Press release dated April 24, 1997 to announce first quarter earnings.

                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





/s/ Edward C. Ferrier                                    8/11/97
---------------------------------------------       -----------------

Edward C. Ferrier                                            Date
Corporate Controller and Acting
Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)

(Duly authorized to sign on behalf of Registrant)