Form 10-Q
period 1997-09-26
3 D SYSTEMS CORP
filed 1997-11-10
CIK 910638

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549


                                      FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 26, 1997

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

                                    Yes  X  No
                                        -----------

Shares of Common Stock, par value $0.001, outstanding as of October 31, 1997:
11,433,786 shares

                                3D SYSTEMS CORPORATION


                                  TABLE OF CONTENTS



                                                                        Page
PART I.  FINANCIAL INFORMATION                                         Number
                                                                       ------
    ITEM 1.   Financial Statements

         Consolidated Balance Sheets,
         December 31, 1996 and September 26, 1997. . . . . . . . . . .   3

         Consolidated Statements of Operations
         For the Three and Nine Month Periods Ended
         September 27, 1996 and September 26, 1997 . . . . . . . . . .   4

         Consolidated Statements of Cash Flows
         for the Three and Nine Month Periods Ended
         September 27, 1996 and September 26, 1997 . . . . . . . . . .   5

         Notes to Consolidated Financial Statements. . . . . . . . . .   6

    ITEM 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations  . . . . . . . . . .   9

PART II.  OTHER INFORMATION

    ITEM 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . .  16

                                3D SYSTEMS CORPORATION
                             Consolidated Balance Sheets

                                                                                (Unaudited)
                                                      December 31, 1996     September 26, 1997
                                                      -----------------     ------------------
                        ASSETS
Current assets:
  Cash and cash equivalents                              $ 24,356,441             $ 12,152,612
  Restricted cash                                             722,000                  625,000
  Short-term investments                                    3,759,492                1,997,422
  Accounts receivable, less allowances for
   doubtful accounts $406,178 (1996) and $282,835 (1997)   19,601,383               24,179,010
  Current portion of lease receivables                        987,362                1,131,797
  Inventories                                              12,309,588               14,660,774
  Deferred tax assets                                       2,958,227                3,401,670
  Prepaid expenses and other current assets                 2,332,337                3,131,339
                                                         ------------             ------------

       Total current assets                                67,026,830               61,279,624

Property and equipment, net                                14,452,504               17,782,283
Licenses and patent costs, net                              3,660,568                5,212,879
Deferred tax assets                                         1,821,000                1,821,000
Lease receivables, less current portion and allowance for
 doubtful accounts of $150,000 (1997)                       3,773,573                3,499,916
Other assets                                                1,504,382                2,300,286
                                                         ------------             ------------
                                                         $ 92,238,857             $ 91,895,988
                                                         ------------             ------------
                                                         ------------             ------------

    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                       $  3,805,930             $  4,542,068
  Accrued liabilities                                       6,890,343                8,350,143
  Current portion of long-term debt                           100,000                   95,000
  Customer deposits                                           894,111                  563,321
  Deferred revenues                                         5,572,892                6,139,515
                                                         ------------             ------------

       Total current liabilities                           17,263,276               19,690,047

Other liabilities                                           1,472,991                1,425,988
Long-term debt, less current portion                        4,800,000                4,705,000
                                                         ------------             ------------
                                                           23,536,267               25,821,035
                                                         ------------             ------------

Stockholders' equity:
  Preferred stock, $.001 par value.  Authorized
    5,000,000 shares; none issued
  Common stock, $.001 par value.  Authorized
    25,000,000 shares; issued and outstanding
     11,358,892 (1996) and issued 11,415,022 (1997)            11,359                   11,415
  Capital in excess of par value                           72,527,768               73,508,998
  Retained earnings (deficit)                              (4,308,471)              (6,335,365)
  Cumulative translation adjustment                           471,934                 (945,157)
  Treasury stock, at cost, 25,000 shares                          ---                 (164,938)
                                                         ------------             ------------
        Total stockholders' equity                         68,702,590               66,074,953
                                                         ------------             ------------
                                                         $ 92,238,857             $ 91,895,988
                                                         ------------             ------------
                                                         ------------             ------------

See accompanying notes to consolidated financial statements.

                                3D SYSTEMS CORPORATION
                        Consolidated Statements of Operations
                                     (Unaudited)

                                                 Three Month Periods Ended               Nine Month Periods Ended
                                         --------------------------------------  --------------------------------------
                                         September 27, 1996  September 26, 1997  September 27, 1996  September 26, 1997
                                         ------------------  ------------------  ------------------  ------------------
Sales:
  Products                                     $ 12,594,576        $ 14,615,138        $ 38,194,461        $ 42,324,460
  Services                                        7,195,039           7,678,718          19,317,066          23,231,653
                                               ------------        ------------        ------------        ------------
     Total sales                                 19,789,615          22,293,856          57,511,527          65,556,113
                                               ------------        ------------        ------------        ------------

Cost of sales:
  Products                                        5,888,696           8,637,195          17,472,167          23,636,439
  Services                                        4,403,358           5,231,937          12,071,149          16,370,620
                                               ------------        ------------        ------------        ------------
     Total cost of sales                         10,292,054          13,869,132          29,543,316          40,007,059
                                               ------------        ------------        ------------        ------------
Gross profit                                      9,497,561           8,424,724          27,968,211          25,549,054
                                               ------------        ------------        ------------        ------------

Operating expenses:
  Selling, general and administrative             6,077,601           7,320,339          18,505,355          20,881,633
  Research and development                        2,220,936           4,658,723           5,872,443           8,600,450
                                               ------------        ------------        ------------        ------------
     Total operating expenses                     8,298,537          11,979,062          24,377,798          29,482,083
                                               ------------        ------------        ------------        ------------

Income (loss) from operations                     1,199,024          (3,554,338)          3,590,413          (3,933,029)

Interest income                                     361,794             308,663           1,194,088             994,333
Interest expense                                    (34,753)           (101,123)            (46,251)           (228,326)
                                               ------------        ------------        ------------        ------------
Income (loss) before provision
 for income taxes                                 1,526,065          (3,346,798)          4,738,250          (3,167,022)

Provision for income taxes (benefit)                510,661          (1,212,039)          1,800,535          (1,140,128)
                                               ------------        ------------        ------------        ------------
Net income (loss)                              $  1,015,404        $ (2,134,759)       $  2,937,715        $ (2,026,894)
                                               ------------        ------------        ------------        ------------
                                               ------------        ------------        ------------        ------------
Net income (loss) per share                    $       0.09        $      (0.19)       $       0.25        $      (0.18)
                                               ------------        ------------        ------------        ------------
                                               ------------        ------------        ------------        ------------
Weighted average number of
 common and common equivalent
   shares outstanding during the period          11,696,778          11,410,734          11,762,742          11,382,533
                                               ------------        ------------        ------------        ------------
                                               ------------        ------------        ------------        ------------

See accompanying notes to consolidated financial statements.

                                3D SYSTEMS CORPORATION
                        Consolidated Statements of Cash Flows
      For the Nine Month Periods Ended September 27, 1996 and September 26, 1997
                                        Unaudited

                                                                                                       1996                1997
                                                                                                  ------------        ------------
Cash flows from operating activities:
  Net income (loss)                                                                               $  2,937,715        $ (2,026,894)
  Adjustments to reconcile net income (loss) to net cash
   used for operating activities:
     Deferred income taxes                                                                           1,590,000             442,725
     Depreciation of property and equipment                                                          1,725,277           2,827,025
     Amortization of licenses and patent costs                                                         428,101             491,461
     Amortization of software development costs                                                        366,752             373,312
     Changes in operating assets and liabilities:
       Accounts receivables                                                                         (3,721,706)         (5,406,498)
       Lease receivables                                                                            (1,727,588)            129,222
       Inventories                                                                                  (5,154,647)         (2,488,518)
       Prepaid expenses and other current assets                                                      (254,286)           (846,881)
       Other assets                                                                                   (863,989)         (1,205,370)
       Accounts payable                                                                             (2,141,105)            870,342
       Accrued liabilities                                                                             224,353           1,667,405
       Customer deposits                                                                                 6,251            (330,790)
       Deferred revenues                                                                               907,513             680,410
       Other liabilities                                                                               (47,565)             (5,318)
                                                                                                  ------------        ------------
           Net cash used for operating activities                                                   (5,724,924)         (4,828,367)
                                                                                                  ------------        ------------
Cash flows from investing activities:
  Purchase of property and equipment                                                                (8,882,502)         (7,408,205)
  Disposition of property and equipment                                                              1,198,316           1,464,585
  Increase in licenses and patent costs                                                               (476,907)         (2,028,695)
  Proceeds of short term investments                                                                       ---           3,759,492
  Purchase of short term investments                                                                       ---          (1,997,422)
                                                                                                  ------------        ------------
           Net cash used for investing activities                                                   (8,161,093)         (6,210,245)
                                                                                                  ------------        ------------
Cash flows from financing activities:
  Exercise of stock options and warrants                                                               371,486             251,445
  Proceeds from long-term debt                                                                       4,900,000                 ---
  Payment of long term debt                                                                                ---            (100,000)
  Purchase of treasury shares                                                                              ---            (164,938)
                                                                                                  ------------        ------------
           Net cash provided by (used for) financing activities                                      5,271,486             (13,493)
  Effect of exchange rate changes on cash                                                              101,163          (1,151,724)
                                                                                                  ------------        ------------
Net decrease in cash and cash equivalents                                                           (8,513,368)        (12,203,829)
Cash and cash equivalents at the beginning of the period                                            38,258,927          24,356,441
                                                                                                  ------------        ------------
Cash and cash equivalents at the end of the period                                                $ 29,745,559        $ 12,152,612
                                                                                                  ------------        ------------
                                                                                                  ------------        ------------
Supplemental disclosures of cash flow information:
     Cash paid during the period for:
         Interest                                                                                 $     37,052        $    204,108
                                                                                                  ------------        ------------
                                                                                                  ------------        ------------
         Income taxes                                                                             $  1,544,273        $    229,549
                                                                                                  ------------        ------------
                                                                                                  ------------        ------------


See accompanying notes to consolidated financial statements.

                                3D SYSTEMS CORPORATION
                      Notes to Consolidated Financial Statements
                       December 31, 1996 and September 26, 1997
                                      (Unaudited)


(1) Basis of Presentation.

    The accompanying unaudited consolidated financial statements of 3D Systems Corporation and subsidiaries ("the Company") are prepared in accordance with instructions to Form 10-Q and, in the opinion of management include all material adjustments (consisting only of normal recurring accruals) which are necessary for the fair presentation of results for the interim periods. The Company reports its interim financial information on a 13 week basis ending the last Friday of each quarter, and reports its annual financial information through the calendar year ended December 31. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The results of the nine month period ended September 26, 1997 are not necessarily indicative of the results to be expected for the full year.



(2) Inventories.

                                     December 31, 1996    September 26, 1997
                                     -----------------    ------------------
       Raw materials                 $       4,517,981    $        5,291,021
       Work in progress                      1,226,627             3,106,696
       Finished goods                        6,564,980             6,263,057
                                     -----------------    ------------------
                                     $      12,309,588    $       14,660,774
                                     -----------------    ------------------
                                     -----------------    ------------------
(3) Property and Equipment.
                                     December 31, 1996    September 26, 1997
                                     -----------------    ------------------
       Land and building             $       4,613,051    $        4,613,051
       Machinery and equipment              12,477,147            15,657,825
       Office furniture and equipment        2,302,613             2,616,042
       Leasehold improvements                1,809,169             2,115,139
       Rental equipment                        676,669               848,527
       Construction in progress                461,010             1,315,977
                                     -----------------    ------------------
                                            22,339,659            27,166,561
       Less accumulated depreciation
         and amortization                   (7,887,155)           (9,384,278)
                                     -----------------    ------------------
                                     $      14,452,504    $       17,782,283
                                     -----------------    ------------------
                                     -----------------    ------------------

                                3D SYSTEMS CORPORATION
                Notes to Consolidated Financial Statements (Continued)
                       December 31, 1996 and September 26, 1997
                                      (Unaudited)

(4) Statement of Financial Accounting Standards Not Yet Adopted.

    (a) In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share". This statement requires dual presentation of newly defined basic and diluted earnings per share ("EPS") on the face of the income statement for all entities with complex capital structures. The accounting standard is effective for both interim and annual periods ending after December 15, 1997 and requires restatement of all prior period EPS data presented. Earlier application is not permitted. However, disclosure of proforma EPS amounts computed using SFAS No. 128 in the notes to the financial statements is permitted in the periods prior to required adoption. Accordingly the pro forma EPS data for the three and nine month periods ended September 27, 1996 and September 26, 1997 are as follows (shares in thousands):

                                 Three Month Periods Ended
                          September 27, 1996  September 26, 1997
                          ------------------  ------------------
                            Shares       EPS    Shares       EPS
                          ------------------  ------------------
         Basic EPS          11,336  $    .09    11,411 $    (.19)
         Diluted EPS        11,697       .09    11,411      (.19)



                                  Nine Month Periods Ended
                          September 27, 1996  September 26, 1997
                          ------------------  ------------------
                            Shares       EPS    Shares       EPS
                          ------------------  ------------------
         Basic EPS          11,314  $    .26    11,383 $    (.18)
         Diluted EPS        11,763       .25    11,383      (.18)

    (b) On June 30, 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income". This statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS 130 is effective for fiscal years beginning after December 15, 1997 and requires restatement of earlier periods presented. Management is currently evaluating the requirements of SFAS 130.

                             3D SYSTEMS CORPORATION
               Notes to Consolidated Financial Statements (Continued)
                    December 31, 1996 and September 26, 1997
                                   (Unaudited)


     (c) On June 30, 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for the way that a public enterprise reports information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS 131 is effective for fiscal years beginning after December 15, 1997 and requires restatement of earlier periods presented. Management is currently evaluating the requirements of SFAS 131.

(5)  EOS Acquisition.

     On September 22, 1997, the Company completed the acquisition of the rapid prototyping "Stereos" product line assets and business from EOS GmbH of Germany, formerly 3D's major European competitor. The acquisition is expected to enhance the Company's competitive global market position, particularly in Europe. Under the terms of the agreement, 3D is obligated to pay $3.25 million dollars, subject to certain adjustments based on final determination of the value of the assets acquired, issue a warrant to buy 150,000 of 3D's common shares at $8.00 per share exercisable within the three year period following the closing (valued at $727,000), and granted EOS exclusive licenses to 3D patents related to laser sintering. Additionally, the Company agreed to settle all pending patent infringement and unfair competition lawsuits brought against EOS and an EOS customer.

     In accordance with the purchase method of accounting, the purchase price has been allocated to the underlying assets and liabilities based on their respective fair values at the date of acquisition. Such allocation has been based on preliminary estimates which may be revised at a later date. The total purchase price, including transaction costs, was allocated to goodwill and other intangibles of $1.2 million, working capital and fixed assets of $.5 million and in process research and development of $2.1 million. The in process research and development was expensed in the quarter ended September 26, 1997 as a nonrecurring cost after determining that it had not reached technological feasibility and for which there is no alternative future use.

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

       The following table sets forth certain operating amounts and ratios as a percentage of total sales except as otherwise indicated:

                                       Three Month Periods Ended                    Nine Month Periods Ended
                                --------------------------------------       --------------------------------------
                                September 27, 1996  September 26, 1997       September 27, 1996  September 26, 1997
                                ------------------  ------------------       ------------------  ------------------
                                                                   (in thousands)
Sales:
  Products                      $        12,595     $        14,615          $        38,195     $        42,324
  Services                                7,195               7,679                   19,317              23,232
                                ---------------     ---------------          ---------------     ---------------
       Total sales                       19,790              22,294                   57,512              65,556
                                ---------------     ---------------          ---------------     ---------------

Cost of sales:
  Products                                5,889               8,637                   17,473              23,636
  Services                                4,403               5,232                   12,071              16,371
                                ---------------     ---------------          ---------------     ---------------
       Total cost of sales               10,292              13,869                   29,544              40,007
                                ---------------     ---------------          ---------------     ---------------

Total gross profit                        9,498               8,425                   27,968              25,549
       % of total sales                   48.0%               37.8%                    48.6%               39.0%

Gross profit - products                   6,706               5,978                   20,722              18,688
       % of total product sales          53.2%               40.9%                    54.3%               44.2%

Gross profit - services                   2,792               2,447                    7,246               6,861
       % of total service sales           38.8%               31.9%                    37.5%               29.5%

Selling, general and  administrative
 expenses                                 6,078               7,320                   18,505              20,882
       % of total sales                   30.7%               32.8%                    32.2%               31.9%

Research and development expenses         2,221               4,659                    5,873               8,600
       % of total sales                   11.2%               20.9%                    10.2%               13.1%
                                ---------------     ---------------          ---------------     ---------------

Income (loss) from operations             1,199              (3,554)                   3,590              (3,933)
       % of total sales                    6.1%              (15.9%)                    6.2%               (6.0%)

Interest income, net                        327                 207                    1,148                 766
       % of total sales                    1.6%                0.9%                     2.0%                1.2%

Provision for income taxes (benefit)        511              (1,212)                   1,800              (1,140)
       % of total sales                    2.6%               (5.4%)                    3.1%               (1.7%)
                                ---------------     ---------------          ---------------     ---------------

Net income (loss)                         1,015              (2,135)                   2,938              (2,027)
       % of total sales                    5.1%               (9.6%)                    5.1%               (3.1%)
                                ---------------     ---------------          ---------------     ---------------
                                ---------------     ---------------          ---------------     ---------------

                                3D SYSTEMS CORPORATION
             Management's Discussion and Analysis of Financial Condition
                        and Results of Operations (Continued)

    The following table sets forth for the periods indicated total revenues attributable to each of the Company's major products and services groups, and those revenues as a percentage of total sales:


                                                   Three Month Periods Ended                    Nine Month Periods Ended
                                            --------------------------------------       --------------------------------------
                                            September 27, 1996  September 26, 1997       September 27, 1996  September 26, 1997
                                            ------------------  ------------------       ------------------  ------------------
                                                                             (in thousands)
Products:
   SLA and Actua systems, and related
     equipment                              $         9,355     $         9,770          $        27,275     $        29,282
   Resins                                             2,503               3,829                    7,581               9,761
   Software, other components parts
    and rentals                                         737               1,016                    3,339               3,281
                                            ---------------     ---------------          ---------------     ---------------
       Total products                                12,595              14,615                   38,195              42,324
                                            ---------------     ---------------          ---------------     ---------------

Services:
   Maintenance                                        5,808               6,207                   15,482              18,720
   Tooling Centers                                    1,107               1,092                    3,167               3,556
   Training                                             280                 380                      668                 956
                                            ---------------     ---------------          ---------------     ---------------
       Total services                                 7,195               7,679                   19,317              23,232
                                            ---------------     ---------------          ---------------     ---------------
       Total sales                          $        19,790     $        22,294          $        57,512     $        65,556
                                            ---------------     ---------------          ---------------     ---------------
                                            ---------------     ---------------          ---------------     ---------------

Products:
   SLA and Actua systems, and related
     equipment                                         47.3%               43.8%                    47.4%               44.7%
   Resins                                              12.6                17.2                     13.2                14.9
   Software, other components parts
     and rentals                                        3.7                 4.6                      5.8                 5.0
                                            ---------------     ---------------          ---------------     ---------------
       Total products                                  63.6                65.6                     66.4                64.6
                                            ---------------     ---------------          ---------------     ---------------

Services:
   Maintenance                                         29.4                27.8                     26.9                28.5
   Tooling Centers                                      5.6                 4.9                      5.5                 5.4
   Training                                             1.4                 1.7                      1.2                 1.5
                                            ---------------     ---------------          ---------------     ---------------
       Total services                                  36.4                34.4                     33.6                35.4
                                            ---------------     ---------------          ---------------     ---------------
       Total sales                                    100.0%              100.0%                   100.0%              100.0%
                                            ---------------     ---------------          ---------------     ---------------
                                            ---------------     ---------------          ---------------     ---------------

                                3D SYSTEMS CORPORATION
             Management's Discussion and Analysis of Financial Condition
                        and Results of Operations (Continued)



THREE MONTH PERIOD ENDED SEPTEMBER 26, 1997 COMPARED TO THE THREE MONTH PERIOD ENDED SEPTEMBER 27, 1996.

SALES. Sales during the three month period ended September 26, 1997 (the "third quarter of 1997") were $22.3 million, an increase of 13% over the $19.8 million recorded during the three month period ended September 27, 1996 (the "third quarter of 1996").

Product sales during the third quarter of 1997 ($14.6 million) increased $2.0 million, compared to $12.6 million in the third quarter of 1996. The Company sold a total of 42 SLA systems in the third quarter of 1997. During the third quarter of 1996, the Company sold 34 SLAs. In addition, during the third quarter of 1997, the Company sold a total of 14 Actua 2100's, the Company's low-priced office modeler (which uses a different technology than stereolithography), designed for operation in engineering and design offices.

Orders for the Company's SLA systems increased substantially in the third quarter of 1997 as compared to the third quarter of 1996; however, total SLA backlog at the end of the third quarter of 1997 was substantially lower than the backlog at the end of the third quarter of 1996. The Company believes that the increase in orders in the third quarter of 1997 (when compared to the third quarter of 1996) was due primarily to the increased sales and marketing efforts in Europe and Asia Pacific along with increased productivity from our direct U.S. sales force.

The Company believes that SLA system sales may fluctuate on a quarterly basis as a result of a number of factors, including the status of world economic conditions, fluctuations in foreign currency exchange rates and the timing of product shipments (the current U.S. list price of an SLA-5000, for example, is $490,000; thus the acceleration or delay of a small number of shipments from one quarter to another can significantly affect the results of operations for the quarters involved).

Service sales during the third quarter of 1997 increased $.5 million or 7% compared to the third quarter of 1996, primarily as a result of increased maintenance revenues due to the larger installed base of SLA systems in the U.S. and Europe.

COST OF SALES. Cost of sales increased to $13.9 million or 62% of sales in the third quarter of 1997 from $10.3 million or 52% of sales in the third quarter of 1996.

Product cost of sales as a percentage of product sales increased to 59 % during the third quarter of 1997 compared to 47% during the third quarter of 1996. The increase in 1997 was primarily the result of greater discounting of European SLA system sales in 1997 due to competition; sales of the lower margin SLA 250/30A and Actua 2100 office modeler; greater domestic discounting due to competitive pricing pressures; price reductions to the SLA-250 Series 40 and Series 50 effected by the Company in January 1997; increased manufacturing overhead as a result of the transition of the Company's manufacturing activities from Valencia, California to a new and larger manufacturing facility in Grand Junction, Colorado; inventory adjustments primarily associated with the transition to our new generation of products announced earlier in the quarter; and the stronger U.S. dollar in the third quarter of 1997, as compared to the third quarter of 1996.

These factors were partially offset by substantially reduced commission payments to agents as a result of the termination of domestic sales agents that occurred during the third quarter of 1996. The Company's gross profit margins on product sales are affected by several factors including, among others, sales mix, distribution channels and fluctuations in foreign currency exchange rates

                                3D SYSTEMS CORPORATION
             Management's Discussion and Analysis of Financial Condition
                        and Results of Operations (Continued)



and, therefore, may vary in future periods from those experienced during the third quarter of 1997. Additionally, the Company anticipates that the gross margins related to the Actua 2100 system will be lower than margins on its SLA systems and, if revenues from the sales of Actua 2100 represent a material portion of the Company's product sales, gross margins from product sales would be reduced.

Service cost of sales as a percentage of service sales increased to 68% during the third quarter of 1997 compared to 61% during the third quarter of 1996, primarily as a result of increased parts costs under the Company's field maintenance contracts, lower revenue in the Tooling Centers and the effect of certain inefficiencies attributable to the Company's Keltool operations which were acquired in September 1996.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("S,G&A") expenses increased approximately $1,242,000 or 20% in the third quarter of 1997 compared to the third quarter of 1996, primarily as a result of approximately $500,000 of non-recurring expense for severance benefits related to a restructuring plan designed to reduce costs and improve operating results and to the expanded sales and marketing programs in both Europe and the U.S. The Company currently anticipates that if its revenues continue to grow, S,G&A expenses as a percentage of total sales in future quarters should begin to decline, primarily as a result of economies of scale. However, this is a forward looking statement and, as with other such statements, is subject to uncertainties. For example, if sales do not continue to grow over the period, it is less likely that S,G&A expenses as a percentage of total sales would decline.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development ("R&D") expenses during the third quarter of 1997 increased approximately $2,438,000 or 110% compared to the third quarter of 1996. The increase in R&D expenses in 1997 was primarily the result of the write-off during the third quarter of 1997 of acquired in-process technology valued at $2,100,000 in connection with the EOS acquisition (see note 5 of Notes to Consolidated Financial Statements) as well as increased personnel costs and experimental material related to certain development projects. Based on the Company's historical expenditures related to research and development and its current development goals, the Company anticipates for the foreseeable future, research and development expenses will be equal to approximately 8% to 10% of sales. However, this is a forward-looking statement and, as with any such statement, is subject to uncertainties. For example, if total sales of the Company for any particular period do not meet the anticipated sales of the Company for that period, research and development expenses as a percentage of sales may exceed the 8% to 10% level.

OPERATING INCOME(LOSS). Operating loss for the third quarter of 1997 was 15.9% of total sales compared to operating income of 6.1% of total sales in the third quarter of 1996. The decrease in the percentage of operating income to total sales in 1997 was primarily attributable to the increases in cost of sales (both products and services) in 1997 and the non-recurring expenses relating to acquired in-process technology and severance benefits, described above.

OTHER INCOME AND EXPENSES. Interest income decreased to $308,663 during the third quarter of 1997 from $361,794 during the third quarter of 1996, primarily as a result of the lower investment balances due to cash used for operating activities and investment activities since the third quarter of 1996 partially offset by interest income from lease receivables.

Interest expense increased to $101,123 during the third quarter of 1997 from $34,753 in the third quarter of 1996 primarily as a result of the Company's financing of its Colorado facility which was effected in August 1996.

PROVISION FOR INCOME TAXES(BENEFIT). For the third quarter of 1997, the Company's tax benefit was ($1,212,039) or 36% of pre-tax loss compared to tax expense of $510,661 or 33% of pre-tax income for the third quarter of 1996. The Company's anticipated tax rate for the remainder of 1997 is expected to approximate 40%.

                                3D SYSTEMS CORPORATION
             Management's Discussion and Analysis of Financial Condition
                        and Results of Operations (Continued)



NINE MONTH PERIOD ENDED SEPTEMBER 26, 1997 COMPARED TO THE NINE MONTH PERIOD ENDED SEPTEMBER 27, 1996.

SALES. Sales during the nine month period ended September 26, 1997 (the "first nine months of 1997") were $65.6 million, an increase of 14% over the $57.5 million recorded during the nine month period ended September 27, 1996 (the "first nine months of 1996").

Product sales during the first nine months of 1997 ($42.3 million) increased $4.1 million or 11%, compared to $38.2 million in the first nine months of 1996. The Company sold a total of 116 SLA systems and a total of 73 Actua 2100's in the first nine months of 1997. During the first nine months of 1996, the Company sold 107 SLAs.

Orders for the Company's SLA systems in the first nine months of 1997 (compared to the first nine months of 1996) increased in both Europe and the Asia-Pacific markets but declined in the U.S. market. The Company believes that the decline in U.S. orders in the first nine months of 1997 (when compared to the first nine months of 1996) was due primarily to the inefficiencies caused by the recent changes in the domestic sales organization from a strategy of utilizing independent sales representatives (primarily in the machine tool industry) to a direct sales force. Between September 1, 1996, and December 31, 1996, the Company completed the hiring of additional sales personnel. Because of the long cycle for SLA systems sales, the Company believed that the additions to its internal sales organization did not have a significant impact on domestic orders until the third quarter of 1997.

Service sales during the first nine months of 1997 increased $3.9 million or 20% compared to the first nine months of 1996, primarily as a result of increased maintenance revenues due to the larger installed base of SLA systems in the U.S. and Europe.

COST OF SALES. Cost of sales increased to $40.0 million or 61% of sales in the first nine months of 1997 from $29.5 million or 51% of sales in the first nine months of 1996.

Product cost of sales as a percentage of product sales increased to 56 % during the first nine months of 1997 compared to 46% during the first nine months of 1996. The increase in 1997 was primarily the result of greater discounting of European SLA system sales in 1997 due to competition; sales of the lower margin SLA 250/30A and Actua 2100 office modeler; greater domestic discounting due to competitive pricing pressures; price reductions to the SLA-250 Series 40 and Series 50 effected by the Company in January 1997; increased manufacturing overhead as a result of the transition of the Company's manufacturing activities from Valencia, California, to a new and larger manufacturing facility in Grand Junction, Colorado; inventory adjustments primarily associated with the transition to our new generation of products announced earlier in the quarter; and the stronger U.S. dollar in the first nine months of 1997, as compared to the first nine months of 1996. These factors were partially offset by substantially reduced commission payments to agents as a result of the termination of domestic sales agents described above.

Service cost of sales as a percentage of service sales increased to 70% during the first nine months of 1997 compared to 62% during the first nine months of 1996, primarily as a result of certain hardware upgrades afforded SLA-500 customers with software maintenance contracts due to the Company's new NT version system software, increased parts costs under the Company's field maintenance contracts, lower revenue in the Tooling Centers and the effect of certain inefficiencies attributable to the Company's Keltool operations which were acquired in September 1996.

                                3D SYSTEMS CORPORATION
             Management's Discussion and Analysis of Financial Condition
                        and Results of Operations (Continued)





SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("S,G&A") expenses increased approximately $2,376,000 or 13% in the first nine months of 1997 compared to the first nine months of 1996, primarily as a result of approximately $1,000,000 of non-recurring expense for severance benefits related to restructuring plans designed to reduce costs and improve operating results and to the expanded sales and marketing programs in Europe and the U.S.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development ("R&D") expenses during the first nine months of 1997 increased approximately $2,728,000 or 46% compared to the first nine months of 1996. The increase in R&D expenses in 1997 was primarily the result of the write-off during the third quarter of 1997 of acquired in-process technology valued at $2,100,000 in connection with the EOS acquisition (see note 5 of Notes to Consolidated Financial Statements) and increased personnel costs and experimental material related to certain development projects.

OPERATING INCOME (LOSS). Operating loss for the first nine months of 1997 was 6.0% of total sales compared to operating income of 6.2% of total sales in the first nine months of 1996. The decrease in the percentage of operating income to total sales in 1997 was primarily attributable to the increases in cost of sales (both products and services) in 1997 , the increase in S,G&A expenses and the increased R&D expenses described above.

OTHER INCOME AND EXPENSES. Interest income decreased to $994,333 during the first nine months of 1997 from $1,194,088 during the first nine months of 1996, primarily as a result of the lower investment balances due to cash used for operating activities and investment activities since the third quarter of 1996 partially offset by interest income from lease receivables.

Interest expense increased to $228,326 during the first nine months of 1997 from $46,251 in the first nine months of 1996 primarily as a result of the Company's financing of its Colorado facility which was effected in August 1996.

PROVISION FOR INCOME TAXES(BENEFIT). For the first nine months of 1997, the Company's tax benefit was $1,140,128 or 36% of pre-tax income compared to tax expense of $1,800,535 or 38% of pre-tax income for the first nine months of 1996. The Company's anticipated tax rate for the remainder of 1997 is expected to approximate 40%.

                                3D SYSTEMS CORPORATION
             Management's Discussion and Analysis of Financial Condition
                        and Results of Operations (Continued)



LIQUIDITY AND CAPITAL RESOURCES
                                    December 31,1996      September 26, 1997
                                    ----------------      ------------------
Cash and cash equivalents (1)          $  25,078,441           $  12,777,612
Short-term investments                     3,759,492               1,997,422
Working capital (1)                       49,763,554              41,589,577


                                           Nine Month Periods Ended
                                 -------------------------------------------
                                  September 27, 1996      September 26, 1997
                                  ------------------      ------------------

Cash used for operating activities     $  (5,724,924)          $  (4,828,367)
Cash used for investing activities        (8,161,093)             (6,210,245)
Cash provided by (used for)
 financing activities                      5,271,486                 (13,493)

--------------------------
(1) Includes $722,000 and $625,000 of restricted cash at December 31, 1996 and September 26, 1997, respectively.


Net cash used for operating activities during the first nine months of 1997 was $4.8 million. The negative cash flow from operations during the first nine months of 1997, comprised primarily of increases in accounts receivable ($5.4 million), inventory ($2.5 million) as a result of an increase in SLA finished goods and raw materials (both Actua 2100 and SLA) and other assets ($1.2 million) mainly as a result of the EOS acquisition all of which were partially offset by non cash depreciation and amortization ($3.7 million), an increase in accrued liabilities ($1.7 million) and accounts payable ($.9 million).

Net cash used for investing activities during the first nine months of 1997 totaled $6.2 million and was primarily the result of expenditures related to SLA equipment manufactured for use as demonstration equipment ($3.7 million), the purchase of computers and manufacturing equipment ($1.9 million) due to an increase in personnel and increased production capacity and the increase in licenses and patent costs ($2.0 million) which was substantially offset by the net of the liquidation and purchase of short-term investments ($1.8 million).

Net cash used for financing activities during the first nine months of 1997 was primarily the result of the Company's purchase of treasury stock and the repayment of a portion of the principal related to the $4.9 million tax-exempt industrial revenue development bond financing effected in August 1996 in conjunction with the transition of the Company's manufacturing activities from Valencia, California to Grand Junction, Colorado offset by the exercise of stock options.

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



ITEM 6.       Exhibits and Reports on Form 8-K.

(a) Exhibits

    11. Computation of per share earnings.
    27. Financial data schedule.

(b) Reports on Form 8-K

    Current report on Form 8-K dated July 24, 1997 containing item 5 disclosure.

    Current report on Form 8-K dated September 22, 1997 containing item 5 disclosure.

                                      SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





/s/ Edward C. Ferrier                                             11/10/97
----------------------------------------                       -------------
Edward C. Ferrier                                                   Date
Corporate Controller and Acting
Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)