Form 10-K
period 1997-12-31
3 D SYSTEMS CORP
filed 1998-03-27
CIK 910638

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended December 31, 1997

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any Amendment to this Form 10-K. [ ]

At February 27, 1998, there were outstanding 11,241,737 shares of the Common Stock of Registrant, and the aggregate market value of the shares held on that date by non-affiliates of Registrant, based on the closing price ($7.75 per share) of the Registrant's Common Stock on the Nasdaq National Market on that date, was $87,123,462. For purposes of this computation, it has been assumed that the shares beneficially held by directors and officers of Registrant were "held by affiliates"; this assumption is not to be deemed to be an admission by such persons that they are affiliates of Registrant.

                         DOCUMENTS INCORPORATED BY REFERENCE
Portions of Registrant's Proxy Statement with respect to its 1998 Annual Meeting of Shareholders, currently scheduled to be held May 22, 1998, are incorporated by reference into Part III of this Report.

Exhibit index is located on page 38.

                                3D SYSTEMS CORPORATION

                         ANNUAL REPORT ON FORM 10-K FOR THE
                             YEAR ENDED DECEMBER 31, 1997



                                 TABLE OF CONTENTS

PART I
     Item 1.   Business. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .3
     Item 2.   Properties. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 17
     Item 3.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . 17
     Item 4.   Submission of Matters to a Vote of Security Holders . . . . . . . . 18

PART II
     Item 5.   Market for Registrant's Common Equity and Related
                Stockholder Matters. . . . . . . . . . . . . . . . . . . . . . . . 21
     Item 6.   Selected Consolidated Financial Data. . . . . . . . . . . . . . . . 22
     Item 7.   Management's Discussion and Analysis of Results of
                Operations and Financial Condition . . . . . . . . . . . . . . . . 24
     Item 8.   Financial Statements and Supplementary Data . . . . . . . . . . . . 30
     Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosures. . . . . . . . . . . . . . . . . . . . . 30

PART III
     Item 10.  Directors and Executive Officers of the Registrant. . . . . . . . . 31
     Item 11.  Executive Compensation. . . . . . . . . . . . . . . . . . . . . . . 31
     Item 12.  Security Ownership of Certain Beneficial Owners and
                Management . . . . . . . . . . . . . . . . . . . . . . . . . . . . 31
     Item 13.  Certain Relationships and Related Transactions. . . . . . . . . . . 31

PART IV
     Item 14.  Exhibits, Financial Statement Schedule, and Reports on
                Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 32

                                        PART I


ITEM 1.   BUSINESS

     For a discussion of certain material factors which may affect the Company, see "Cautionary Statements and Risk Factors" commencing on page 13 of this Report.

GENERAL

     3D Systems Corporation (the "Company") develops, manufactures and markets in the United States and internationally Stereolithography Apparatus ("SLA-TM-") systems designed to rapidly produce three-dimensional objects from computer-aided design and manufacturing ("CAD/CAM")-generated solid or surface data, and is the exclusive worldwide distributor (except for Japan) of all Ciba Specialty Chemicals Inc. and its affiliated companies (collectively "CSC" or Ciba Specialty Chemicals) and its stereolithography photopolymers. The Company either directly or through its network of authorized distributors provides a majority of its customers with a variety of on-site maintenance services. Through its 3D Systems Tooling Centers, the Company utilizes SLAs to produce models, prototypes, mold patterns and other parts using CAD/CAM or other data supplied by its customers on a contract basis.

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

     The Company has developed an "office system modeler," the Actua 2100-TM-, about the size of an office copier, which is designed for operation in engineering and design office environments. The Actua 2100 uses "Multi-Jet Modeling" ("MJM"), a technology completely different from stereolithography, to build models in successive layers using a special thermopolymer material. Designers and other users of CAD-CAM systems are able to incorporate the Actua 2100 in their workstation networks as a shared resource and are able to rapidly produce, in their offices, models of products under development.

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

     The Company markets directly and through secondary distribution channels to customers in the United States and Europe and through distributors in other countries. The Company sold its first SLA system in 1988 and as of December 31, 1997, had sold 902 systems to customers in 40 countries. Its customers include major corporations in a broad range of industries including manufacturers of automotive, aerospace, computer, electronic, consumer and medical products. The Company also sells SLA systems to independent service bureaus which, for a fee, provide stereolithographic services to their customers.

     As of December 31, 1997, the Company held approximately 139 patents related to stereolithography: 65 U.S.; 46 European; 6 Japanese; and 22 other foreign patents. The Company continues to develop improvements for its line of products as well as new products to expand the applications of stereolithography. In conjunction with CSC, the Company continues to develop resins with different and improved characteristics to expand stereolithography applications. CSC is a Swiss-based multinational manufacturer and distributor of specialty chemicals, a 15.1% beneficial shareholder of the Company, and the Company's partner in photopolymer development.

     Unless otherwise indicated, all references to "CSC" include Ciba Specialty Chemicals Inc. and its affiliates, including Ciba Specialty Chemicals Holding and its wholly-owned subsidiaries in Canada, through which CSC holds its interest in the Company, and the United States ("CSC US"), through which CSC conducts its US operations.

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

     Solid imaging can be used to make models or prototype parts, molds, and metal investment casting patterns directly from computer output generated by CAD/CAM programs (the Company's products require that the CAD/CAM computer output contain solid or surface data as opposed to data generated by simpler two dimensional or three dimensional "wire frame" CAD/CAM programs used by designers). Parts that take days, weeks or months to model or prototype with traditional methods can be made in hours with solid imaging (or for large parts, up to several days). Because the process runs directly from solid or surface CAD/CAM data, building the tangible object can be started as soon as the model design is complete. This capability greatly reduces the time between design and completion of the object.

     Fabrication of a model, prototype or other object using solid imaging is a multiple step process. Upon completion of the CAD/CAM design, the output is converted to the stereolithography format developed by 3D and transferred to and analyzed by the SLA systems computer (current SLA software is capable of interfacing with more than 30 types of three-dimensional CAD/CAM solid or surface data systems) which mathematically divides the computer-generated model into horizontal slices with a thickness of from 0.05mm to 0.25mm (depending upon the degree of resolution required). Under the technology utilized on all of the Company's currently installed SLA systems, an elevator platform is precisely positioned below the liquid resin surface at a distance equal to the desired thickness of the slice to be formed. Then, starting with the lowest slice, the SLA system's laser, directed by the scanning system under computer control, projects an ultraviolet laser beam on the surface of the liquid resin, tracing the full pattern of the slice and creating an adhesive solid slice of the object on the surface of the liquid resin. The slice adheres to the elevator platform and the elevator is then lowered slightly to submerge the cured layer in liquid resin and then raised precisely so that a thin layer of resin covers the cured surface. The next slice of the object is created on the liquid surface by another exposure to the laser beam. The second slice adheres to the top of the first slice and the process is then repeated with the third and successive layers of the object. In this manner, the entire solid object is built on the elevator, slice by slice.

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

     GENERATION OF PROTOTYPE CASTINGS AND TOOLING. Historically, the generation of metal prototype parts, which are often needed to test a design in real-life operating environments, was usually the job of model shops and often required months of manual labor. Through use of the Company's Quickcast-TM- system, designers can use SLA systems to build patterns for investment casting, which results in the ability to rapidly build limited-run prototypes and parts in a variety of metals, including aluminum, stainless steel, tool steel, copper alloys, and titanium. Using the Company's recently acquired Keltool-Registered Trademark- process, stereolithography master patterns can be used to develop short-run prototype tooling ("bridge tooling") or production tooling ("hard tooling") for the plastic injection molding industry.

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

     SLA SYSTEMS AND RELATED EQUIPMENT. The Company currently is manufacturing and marketing five different Stereolithographic Apparatus models -- the SLA-250 Series 30A, Series 40 and Series 50; the SLA-3500; and the SLA-5000. All models embody the stereolithography technology. The models differ in their features including the complexity and accuracy of part building, the maximum size of objects that can be produced, and price.

     Each SLA system consists of an ultraviolet laser, an optical scanning system that controls the laser beam, a resin vat, an elevator assembly and a computer that controls the exposure and position of the laser beam and the elevator, all of which are designed to work together.. SLA systems are capable of making multiple objects at the same time; however, each SLA system is limited in the size of the objects that it can make and, therefore, can make only scale models of large objects or, alternatively, portions of large objects which are then joined together. For example, the maximum size of a model or other object that can be created using the SLA-250 is 10 inches x 10 inches x 10 inches, while the maximum size of a model or other object which can be created using the SLA-5000 is 20 inches x 20 inches x 24 inches.

     The Company markets ultraviolet ovens ( "PCAs") used in conjunction with SLA systems. When the SLA system has finished making an object, some of the plastic has not been fully cured. Full curing requires an additional one to five hours of exposure to ultraviolet illumination through the use of the Company's PCAs. The PCA provides uniform long wave ultraviolet illumination. The Company is currently offering three PCA models, the PCA-250, PCA-350 and PCA-500. Approximately 70% of all SLA systems sold by the Company have been purchased with a PCA.

     ACTUA 2100. A network-ready system and about the size of an office copier, the Actua 2100 is the first system to be offered by the Company which does not utilize photopolymers or lasers. Instead, the Actua 2100, which is intended for use in the engineering or design office environment, uses a "Multi-Jet Modeling" technology to print models in successive layers with a special thermopolymer material called ThermoJet-TM- and a print head with 96 jets oriented in a linear array. The print head speeds back and forth as does a printer, printing layer upon layer of material which solidifies in seconds to form the physical model. The Actua 2100 offers a part building capacity of 10 inches x 8 inches x 8 inches.

     RESINS. Under an agreement between the Company and CSC, the Company is the exclusive worldwide distributor (other than Japan) to users of stereolithographic systems of Ciba photopolymers (photosensitive resins) for stereolithography (see "Marketing and Customers - Photopolymer Distribution Agreement," below). Currently, the Company markets a total of eight different resins, which vary in building speed, accuracy, surface finish and strength. The Company anticipates that it may, from time to time, depending upon results obtained under its Photopolymer Research Agreement described under "Research and Development," below, market additional types of resins with varying properties.

     SOFTWARE. The Company develops and markets part preparation software for personal computers and engineering workstations. The software is designed to enhance the interface between CAD/CAM systems and the Company's products. Solid CAD/CAM data is converted to the STL format in the CAD/CAM system and then transmitted to a computer utilizing the Company's software, where the object can be viewed, rotated, scaled and a model building structure added. The software then produces the SLA process instructions.

     QUICKCAST-TM-. The Company's QuickCast process consists of special part building software and epoxy resin, for making precision investment casting patterns using stereolithography technology. The investment casting process for manufacturing metal parts is centuries old. In typical investment casting, a foundry uses wax patterns of the part to generate molds, into which liquid metal is poured to form the part. The QuickCast process uses the Company's SLA systems to produce foundry-useable mold patterns suitable for limited-run investment casting (each mold pattern can only be used to produce one mold, which in turn can only be used to produce one part). While not utilizable for high-capacity manufacturing, the ability to rapidly produce prototypes and short run production quantities of fully functional complex metal parts, in a wide variety of metals, is a major technological improvement in stereolithography. Most of the SLA systems sold by the Company have included the capability to use the QuickCast process.

     MAINTENANCE. All systems sold by the Company include on-site hardware and software maintenance service, which are provided at no additional charge up to the first year following installation; the Company defers a portion of its revenues for these costs at the time of sale. After the first year, the Company offers these customers optional hardware and software maintenance contracts, which are available on a monthly and annual basis. Although purchasers are not required to enter into maintenance contracts with the Company, a majority of the Company's U.S. and European customers are parties to these contracts; many others obtain maintenance services from the Company on a time and material basis. Customers acquiring systems from the Company's foreign distributors are offered maintenance contracts by these distributors. During 1995, 1996 and 1997, revenues from maintenance contracts and maintenance services were approximately $14.3 million, $21.3 million and $25.0 million, respectively. As of December 31, 1997, the Company had a staff of 63 full-time employees who provide on-site remedial and preventative maintenance services necessary to keep the equipment in good operating condition. To date, warranty expenses and product returns have not been significant.

     3D SYSTEMS TOOLING CENTER. During January 1992, the Company opened its first 3D Systems Technology Center at its Valencia, California headquarters facility. The Company also has an additional Technology Center at its office located near Frankfurt, Germany. The 3D Systems Technology Centers utilize their own SLA systems together with CAD/CAM and other data supplied by their customers to produce models, prototypes, mold patterns and other parts for customers on a contract basis. The price for services offered by the Technology Centers varies on the basis of the nature of the services requested. The Technology Centers currently focus their efforts on the development of new applications and techniques in stereolithography and the development of new markets in which they can demonstrate the advantages of stereolithography. The Technology Centers also enable the Company to keep abreast of developments in the applications of stereolithography and serve as a means to introduce prospective buyers to stereolithography. In September 1996, the Company purchased substantially all of the assets and business operations of Keltool, Inc. of St. Paul, Minnesota, (renamed "3D Keltool" upon acquisition) a company which produced steel tooling for plastic injection molding machines based on a patented process using sintered powdered steel. 3D Keltool utilizes SL file data or master patterns supplied by its customers to produce highly accurate steel tool core and cavity inserts for plastic injection molding machines on a contract basis. The price for services rendered by 3D Keltool varies depending on the size and complexity of the desired tools.

     RECENT PRODUCT INTRODUCTIONS. In order to improve and expand the capabilities of its systems and related software and materials, as well as to enhance its portfolio of proprietary intellectual properties, the Company historically has devoted a significant portion of its resources to research and development activities. In 1997, product introductions included the following:

     SLA-5000 is a new system providing high throughput, greater ease of use, lower cost of ownership, and improved part resolution. Building on the strengths of both the prior SLA-500 and SLA-350 systems, the new SLA-5000 brings the state of the art forward, providing the high throughput and large part building envelope of the SLA-500 along with the convenience and ownership costs more commonly found with smaller systems. It also has new features which distinguish it from all its predecessors. Two examples are SmartSweep-TM-technology for improved part building throughput, and the new tooling build style which enables regular production of parts in very thin layers. Commercial availability was announced in September 1997.

     SLA-3500 is a significant improvement over the SLA-350, offering both higher throughput and improved part building resolution. Including both SmartSweep technology and the new tooling build style, the SLA-3500 became commercially available in September of 1997.

     SLA-3500 upgrade for the SLA-350 offers the improved throughput and resolution of the SLA-3500 to our existing SLA-350 customers. Including SmartSweep and the tooling buildstyle, our SLA-350 customers can upgrade to the latest system capabilities. This upgrade became commercially available in September 1997.

     SMARTSWEEP upgrade for the SLA-500 offers a significant throughput improvement for the SLA-500 customer, packaged for rapid installation at the customer's facility. This upgrade was commercially available in September 1997.

     MAESTRO 1.9 part preparation software was released with the SLA-5000 and SLA-3500 in September 1997. This software package includes six integrated modules (Part Manager-TM-, 3dverify-TM-, View-TM-, Vista-TM-, ZSlice-TM-, and Converge-TM-). Maestro 1.9 builds upon the previous Maestro release, with improved support editing, improved overall performance in every module, and support of the new tooling build style.

     QUICKCAST-TM-2.0 was also released in conjunction with Maestro 1.9, offering a substantial improvement in the usefulness of stereolithography parts for investment casting. The new "helical" style offers improved drainage of liquid resin, allowing parts to be autoclaved. This results in better casting yield, and is more consistent with the existing practices of many foundries.

     BUILDSTATION SOFTWARE VERSION 4.1 was released with the SLA-5000 and SLA-3500 in September 1997. Improved throughput through advanced laser power management, better system scheduling ability, and increased part start reliability are all provided, along with support for the new SLA-3500 and SLA-5000 hardware. This software is not sold separately, but provided with new systems and for customers with maintenance contracts on supported machines.

     SLA-250/50HR was announced in September 1997. The system offers one-third the laser spot size of a standard SLA-250, resulting in excellent reproduction of fine detail on parts built with this machine. Features as small as 0.004 inch can be built on this system, as well as ultra-thin layers with the provided 0.0025 inch build parameter set.

     SL 5195 RESIN was announced in September 1997 as the companion material for the SLA-5000. SL 5195 is a multi-role one-component epoxy resin formulated specifically for use on the solid-state SLA-5000 system. It may be used for producing concept models, functional prototypes and patterns for shell investment casting.

     SL 5410 RESIN for the SLA-500 was made commercially available in June 1997. Offering the special property of humidity resistance, this material also provides excellent part accuracy and significant improvement in system throughput.


RESEARCH AND DEVELOPMENT

     The ability of the Company to compete successfully depends, among other things, on its ability to design and develop new products and to refine existing products. For the foreseeable future, the Company anticipates that its research and development efforts will be focused on developing new methods of solid imaging technology, improving and refining its existing Multi-Jet Modeling and SLA systems and developing software to facilitate the interface between SLA systems and CAD/CAM programs. Research and development expenses increased in 1997 to $11.0 million, up from $7.7 million in 1996. The increase in research and development expenses in 1997 was primarily a result of the write-off during the third quarter of 1997 of acquired in-process technology valued at approximately $2.1 million in connection with the EOS acquisition (see Note 7 of Notes to Consolidated Financial Statements) as well as salaries and wages attributable to the additional employees and consultants retained by the Company in connection with expanding certain research and development projects. Based on the Company's historical expenditures related to research and development and its current development goals, the Company anticipates for the foreseeable future, research and development expenses will be equal to approximately ten percent of sales. This is a forward-looking statement, however, and if total sales of the Company for any particular year do not meet the anticipated sales of the Company for that year, research and development expenses as a percentage of sales may exceed ten percent. As of December 31, 1997, 60 employees or contractors of the Company were devoting substantially all of their time to research and development activities, compared to 49 employees at December 31, 1996.

     The Company believes that further refinements in stereolithography will depend upon improvements not only in the SLA products, but also in the chemical makeup of the resins used in the fabrication process. To this end, the Company has dedicated a significant amount of time to the development of new resins. To pursue this goal, the Company and CSC are parties to a Research and Development Agreement (as revised, the "Photopolymer Research Agreement") providing for the development of photopolymers, photopolymerizable monomers, photoinitiators and other resins for use with the SLA systems. Subject to certain conditions, the Photopolymer Research Agreement will remain in effect until either party gives the other six months advance notice of its determination to terminate the agreement. There can be no assurance that this agreement will remain in place. The termination of this agreement could have a material adverse effect on the Company's revenues results of operations, liquidity, and financial position. Pursuant to the Photopolymer Research Agreement, the two companies work jointly, with each company funding its own portion of the research. Ownership of any inventions or know-how, whether patented or not, will accrue to CSC if they are chemical in nature and to the Company if they relate to the stereolithographic process.

             The foregoing discussion relating to the Company's research and development activities includes statements that involve risks and uncertainties. For a discussion of the factors associated with such forward looking statements which could cause actual results to differ materially from those projected in the statements, see "Cautionary Statements and Risk Factors--Rapid Technological Change and New Products" and "New Product Development."

MARKETING AND CUSTOMERS

     The Company's sales and marketing strategy focuses on an internal sales roganization, which is responsible for overseeing worldwide sales and value-added resellers, as well as the utilization of knowledgeable international distributors. The Company employs a direct sales force consisting of sales persons and application specialists that provide
technical sales support.   At December 31, 1997, the Company's worldwide
sales and support staff consisted of 80 employees that were primarily located in the U.S. and Europe. The Company has offices in the U.S. in California, Michigan, Pennsylvania, Texas and its European offices are located near Frankfurt, London, Paris and Milan.

            In recent years, the Company's domestic sales strategy has focused on an internal sales organization as well as the utilization of sales agents (primarily, independent sales representatives in the machine tools industry). These sales agents, however, were not producing the level of sales expected by the Company. Additionally, the Company believed it could obtain better visibility and contact with its customers by utilizing a direct sales force. Accordingly, in August 1996, the Company terminated its arrangements with all of its sales agents and began recruiting additional personnel to
strengthen its internal sales and support organization.   During the second
half of 1997 the Company completed the initial staffing of its sales and support organization.

     INTERNATIONAL DISTRIBUTORS.    As of December 31, 1997, the Company had
entered into agreements with eight distributors in the Pacific Rim, five in greater Europe and two in Latin America. International distributors are responsible for marketing, sales, system installation, service and support to their customers.

     International sales accounted for 35.2%, 33.8% and 41.5% of total sales in the years ended December 31, 1995, 1996 and 1997, respectively. See
Note 16 of Notes to Consolidated Financial Statements. For a discussion of risks associated with international operations, see "Cautionary Statements and Risk Factors -- Factors Affecting International Business."

             ACTUA 2100 VALUE-ADDED RESELLERS ("VARS"). The Company has selected VARs as the primary distribution channel for its Actua 2100 concept modeler in the U.S. VARs are required to have sufficient technical expertise as well as a sufficient number of employees devoted to the sale and support of the Actua 2100. VARs are responsible for software installation, hot-line support and are prohibited from distributing competing products. As of December 31, 1997, the Company's VAR network had a combined total of over 70
U.S. locations and four locations in Canada.    During 1998, the Company
anticipates expanding both its domestic and international VAR network. VAR's are also compensated for referrals which result in sales of SLA's.

     CUSTOMERS. The Company's customers include major companies in a broad range of industries including manufacturers of automotive, aerospace, computer, electronic, consumer and medical products. Purchasers of the Company's systems include, among others, Allied Signal Inc., AMP, Inc., Apple Computer, Inc., Boeing Company, Canstar Sports, Inc., Chrysler Corp., Daimler-Benz AG, Eastman Kodak Company, General Electric Company, General Motors Corporation, GM Hughes Electronics Corporation, International Business Machines Corporation, Johnson & Johnson, Motorola, Inc., Pratt & Whitney and Texas Instruments Inc. The Company also sells its products to independent service bureaus, which for a fee provide stereolithographic services to their customers.

             LEASING AND RENTAL PROGRAMS. As part of its marketing activities, 3D Capital Corporation ("3D Capital"), a wholly-owned subsidiary of the Company, was formed in August of 1996 to provide lease financing for qualified U.S. customers purchasing SLA systems. The leases are accounted for as sales-type leases where the present value of the minimum payments, net of
costs, are recorded as sales.   During 1997, the Company sold and assigned a
portion of their lease receivables and expects to continue to periodically sell or assign a portion of the lease receivables as a future source of financing.

             In addition to sales-type leases, the Company occasionally offers selected credit-worthy companies the right to rent an SLA system for evaluation purposes. Substantially all of the customers who have participated in the rental program have subsequently purchased an SLA system.

     PHOTOPOLYMER DISTRIBUTION AGREEMENT. Pursuant to an agreement with CSC US, and subject to conditions set forth in the agreement, the Company is the exclusive worldwide distributor to users of stereolithographic processes of all Ciba Specialty Chemicals stereolithography photopolymers. At the Company's request, an affiliate of CSC US currently sells such photopolymers in Japan to the Company's Japanese distributor. Subject to certain conditions, so long as CSC US provides adequate supplies, the Company is required to fill all of its requirements for its photopolymers through purchases from CSC US. Subject to certain conditions, the agreement will remain in effect until either party gives the other six months advance notice of termination. There can be no assurance that this agreement will remain in place. Though the Company believes it can obtain alternate agreements from other manufacturers, the termination of this agreement or interruption of supply could have a material adverse effect on the Company's revenues, results of operations, liquidity and financial position. (See "Cautionary Statements and Risk Factors - Dependence on Suppliers).

     CUSTOMER SUPPORT AND SERVICE. Before installation of an SLA system, a new purchaser typically receives training at the Company's facilities. During the first several days after installation, an applications engineer remains at the customer location to ensure that the customer is able to operate the SLA system effectively and to answer any questions that may arise. The Company also makes available to its customers, for a fee, additional training courses in SLA system features and applications.

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

     The Company co-founded and currently participates in both domestic and international User Groups which currently include a substantial number of the Company's customers. The User Groups organize an annual conference in both the United States and Europe, at which the Company makes presentations relating to updates in stereolithography, changes the Company has implemented in its systems and related equipment, resins and software and future ideas and programs the Company intends to pursue in the upcoming years.

     BACKLOG. At December 31, 1997, the Company had orders (with scheduled delivery dates) for 15 systems aggregating approximately $3.5 million, as compared to approximately $9.0 million at December 31, 1996 and $10.9 million at December 31, 1995. It is anticipated that all orders included in the current backlog will be shipped by March 31, 1998. As a matter of policy, the Company affords its customers the right to cancel any system order at any time prior to their scheduled delivery dates. Historically, the number of system orders canceled has not been significant. Nonetheless, no assurance can be given that all orders in backlog will be shipped. Backlog may not be indicative of future expected sales.

PRODUCTION AND SUPPLIES

     The Company assembles all of its systems at its 67,000 square foot facility in Grand Junction, Colorado.

     The Company purchases the major component parts for its systems from outside sources and arranges with contract manufacturers for the manufacture of subassemblies. The Company integrates the subassemblies and effects final
assembly of all systems at its production facility.   The Company performs
numerous diagnostic tests and quality control procedures on each system to assure its operability and reliability.

     Although there is more than one potential supplier of material components parts and subassemblies, several of the critical components, materials, and subassemblies, including lasers, resins, and certain ink jet components, are currently provided by a single or limited sources. Resin distributed by the Company are supplied exclusively by CSC under a long term agreement subject to certain conditions, and either party has the right to terminate this agreement subject to six months notice. Pursuant to a License, Development, and Original Equipment Manufacturing Agreement with Spectra, Inc., ink jet products used in the assembly of the Actua 2100 are supplied exclusively by Spectra. The reliance on sole or limited source vendors by the Company involves risks, including the possibility of shortages of certain key components, product performance shortfalls, and reduced control over delivery schedules, manufacturing capability, quality and costs.
 Business disruptions, financial difficulties, or any significant change in condition of relationship of a sole or limited source supplier of any particular component could have a material and adverse effect on the Company's revenues, results of operations, liquidity and financial condition by increasing the cost of goods sold or reducing the availability of such components. While the Company believes that it could obtain substantially all necessary components from other manufacturers, an unanticipated change in the source of supply of these components or unanticipated supply limitations could adversely affect the Company's ability to meet its product orders.

COMPETITION AND PATENT RIGHTS

     Until recently, the Company believes no products technologically similar to the Company's SLA systems were being sold in the United States; however, products similar to the Company's SLA systems have been manufactured and sold by other companies in the Pacific Rim and in Europe. In addition, there are other companies researching, designing, developing and marketing other types of solid imaging equipment in the United States and in foreign markets, and additional companies have announced plans to enter the solid imaging business, either with equipment similar to that marketed by the Company, or with other types of equipment. See "Cautionary Statements and Risk Factors -- Competition."

     Although it is estimated that there are 22 companies currently manufacturing rapid prototyping equipment, the following is a brief description of competing products or technologies of the companies that the Company believes are its current primary competitors. DTM, Inc., in conjunction with B.F. Goodrich, markets systems based on a technology called Selective Laser Sintering, which uses a powdered material which is sintered (solidified by heating) by a laser. Helisys, Inc. markets systems based on a technology called Laminated Object Manufacturing, which builds parts from sheets of paper or other material that are laminated together with cross-sectional patterns being laser cut into each sheet of paper.
Stratasys, Inc. ("Stratasys") markets a fused deposition modeling process that builds objects by dispensing individual layers of thermoplastic material through a temperature controlled head.

     With respect to the office modeler concept and the Actua 2100, the Company believes that the following companies are its current primary competitors. Stratasys markets a desktop-sized version of its modeler. Sanders Prototyping, Inc. markets a desktop modeler that utilizes double nozzle ink jet process to build a part.

     Products similar to the Company's stereolithography products are being marketed in Japan by CMET and D-MEC. E.I. du Pont de Nemours and Company ("Du Pont") has licensed certain stereolithography technology to Teijin Seiki of Japan and Aaroflex of Virginia, USA. The Company believes that other Japanese companies are also developing and marketing products similar to those of the Company. However, the Company does not have reliable data with respect to these efforts. During 1996, Aaroflex, Inc. ("Aaroflex"), headquartered in Virginia, publicly announced the availability and claimed that it has sold in the U.S., although not delivered, equipment which offers the same functions as the Company's SLA systems. (See "Item 3 Legal Proceedings").

     The Company believes that currently available alternatives to stereolithography generally are not able to produce models having the dimensional accuracy or fine surface finish of models provided by the Company's stereolithography process. However, competitors have successfully marketed their products to the Company's existing and potential customers. Furthermore, in many cases, the existence of these competitors extends the purchasing time while customers investigate alternative systems. The Company competes primarily on the basis of the quality of its products and the advanced state of its technology. Although the Company does not rely totally on its patents to compete, the Company believes that the patents will help the Company maintain its leading position in the solid imaging field in the United States and Europe. See "Proprietary Protection," below and "Cautionary Statements and Risk Factors -- Patents and Proprietary Information."

     A number of companies, including Du Pont, are currently selling stereolithography resins, which either complement or compete with those
distributed by the Company.    Within the limits of its obligations under the
Photopolymer Research Agreement (see "Research and Development," above), the Company encourages chemical companies to develop stereolithography resins that are compatible with its SLA equipment, but it also works closely with CSC US to remain competitive in the resin market. The Company believes that it currently supplies resins to owners of a majority of the SLA systems currently installed worldwide.

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

     The Company's Tooling Centers compete with other service bureaus providing similar technologies and services. It is the Company's intention to compete on the basis of service quality and responsiveness. The Company believes that the demand for rapid prototyping service bureaus is sufficient to support these competitors without having a material adverse impact on the demand for the services offered by the Company's Tooling Centers.

     Future competition is expected to arise both from the development of new technologies or techniques not encompassed by the patents held by or licensed to the Company and through improvements to existing technologies, such as automated machining. The Company has determined to follow a strategy of continuing product development and aggressive patent prosecution to protect itself to the extent possible in these areas.

PROPRIETARY PROTECTION

     The stereolithography technology used by the Company in its products was developed by Charles W. Hull, the Company's Vice Chairman and Chief Technology Officer while employed by UVP, Inc. This technology was originally patented by UVP, Inc., subsequently licensed to the Company in 1986 and acquired by the Company in 1990.

     At December 31, 1997, the Company had received approximately 139 patents which includes 65 in the U.S., 46 in Europe, 6 in Japan, 22 other foreign patents. In addition, 5 utility models had been issued in Germany. At that date, the Company had 30 pending patents and patent applications with the United States, 47 in the Pacific Rim, 16 in Europe, 9 in Canada and 2 in Latin America. As new developments and components to the technology are discovered, the Company intends to apply for additional patents. In addition to the above noted six Japanese patents, one other application has been examined by the Japanese Patent Office and subsequently published for opposition. One opposition was submitted against this application. The Company has responded to the opposition. Based on this opposition and 3D's response, the Japanese Patent Office may require the Company to further defend or modify this application before granting any patent thereon or may even finally reject the application. Furthermore, one of the six patents has had three invalidation trials filed against it. These invalidation trials are ongoing. The Company has responded to two of these trials and it is anticipated that the Company will respond to the third trial in the coming months. These trials may result in maintaining the patent with present or modified protection or may result in revocation of the patent.

     During 1993, the Company, through its subsidiaries, filed a patent infringement lawsuit in Germany against EOS. The lawsuit sought compensation from EOS for utilizing certain technology which the Company alleged was incorporated in its European patent and sought other damages and remedies, which included, among others, barring EOS from marketing equipment using technology incorporated in the Company's patent and one of the utility
models   During 1994, a German subsidiary of the Company filed an
infringement lawsuit against a customer of EOS based on the utility models of the Company. The lawsuit sought compensation from EOS' customer for damages and attorney fees as well as an injunction barring the customer from using
the EOS equipment.   In August, 1997, these lawsuits were settled as part of
an agreement under which 3D also acquired the stereolithography-related assets of EOS (see Note 7 of Notes to Consolidated Financial Statements), with each of the parties bearing their own expenses. The lawsuit against EOS was officially withdrawn on October 6, 1997. The lawsuit against the EOS customer was officially dismissed on October 1, 1997. Neither lawsuit may be reinstituted. (See "Item 3. Legal Proceedings").

            During January 1997, 3D filed a patent infringement lawsuit against Aaroflex. The lawsuit seeks compensation from Aaroflex for utilizing certain stereolithography technology which the Company alleges is incorporated in six of its U.S. patents and seeks other damages and attorneys fees as well as an injunction barring Aaroflex from marketing its products using technology incorporated in the Company's patents (see "Item 3. Legal Proceedings").

     During March 1997, 3D also filed a patent infringement lawsuit in Japan against Teijin Seiki Co. Ltd. under one of its Japanese patents, seeking damages and an injunction barring Teijin Seiki from manufacturing and marketing its infringing products. (See "Item 3 Legal Proceedings").

     Application for a patent offers no assurance that a patent will be issued as applied for. Issuance of a patent offers no assurance that the patent can be protected against any claims of invalidation or that the patent can be enforced against any infringement. In addition, litigation of patent issues can be costly and time-consuming. See "Cautionary Statements and Risk Factors -- Patents and Proprietary Protection."

EMPLOYEES

     At December 31, 1997, the Company had 440 full-time employees. In addition, at that same date the Company had 36 independent contractors. None of these employees or independent contractors are covered by labor agreements. The Company considers its relations with its employees and its independent contractors to be satisfactory.

CAUTIONARY STATEMENTS AND RISK FACTORS

     Several of the matters discussed in this document contain forward looking statements that involve risks and uncertainties. Factors associated with the forward looking statements which could cause actual results to differ materially from those projected in the statements appear below. In addition to the other information contained in this document, readers should carefully consider the following cautionary statements and risk factors.

FLUCTUATIONS IN OPERATING RESULTS

     The Company has experienced quarterly fluctuations in revenues and profitability. There can be no assurance that the Company will achieve or sustain profitability on a quarterly or annual basis in the future. The Company's future results are affected by a number of factors including the acceptance and reliability of new products in the market, the status of world economic conditions, fluctuations in foreign currency exchange rates, impact of changing technologies, and the timing of product shipments. The Company's results can fluctuate significantly due to the acceleration or delay of only a few system shipments.

RAPID TECHNOLOGICAL CHANGE AND NEW PRODUCTS

     The market for the Company's products has emerged only recently, and as such is characterized by rapid technological advances, changes in customer requirements, and frequent new product introductions and enhancements. Accordingly, the Company's future success will depend upon its ability to enhance its current products and develop and successfully introduce new products that anticipate and respond to the changes in technology and customer requirements. Any failure by the Company to anticipate or respond adequately to technological developments or customer requirements, or any significant delays in product development, enhancement or introduction, could have an adverse effect on the Company's competitive position and on its revenues, results of operations, liquidity and financial position. In addition, advances in technologies and the introduction of new products can render the Company's products, components, and materials obsolete, and can have an adverse effect on the Company's results of operations, liquidity, and financial position. There can be no assurance that the Company will be successful in developing and marketing new products or enhancing existing products, on a timely basis; failure to do so could have a material adverse effect on the Company's business and operations.

     Certain components used in the Company's products require an order of 3
months or longer.   Other components that currently are readily available may
become more difficult to obtain in the future, and there can be no assurance that the Company will not experience delays in the receipt of certain key components. To meet forecasted production levels, the Company may be required to commit to certain long lead time items prior to order receipt. If forecasted orders exceed actual orders, the Company may hold large inventories of slow moving or unusable parts, which could have an adverse affect on the Company's cash flow and results of operations.

DEPENDENCE ON SUPPLIERS

     Although there is more than one potential supplier of material components parts and subassemblies, several of the critical components, materials, and subassemblies, including lasers, resins, and certain ink jet components, are currently provided by a single or limited sources. Resins distributed by the Company are supplied exclusively by CSC under a long term agreement subject to certain conditions, and either party has the right to terminate this agreement subject to six months notice. Pursuant to a License, Development, and Original Equipment Manufacturing Agreement with Spectra, Inc., ink jet products used in the assembly of the Actua 2100 are supplied exclusively by Spectra. The reliance on sole or limited source vendors by the Company involves risks, including the possibility of shortages of certain key components, product performance shortfalls, and reduced control over delivery schedules, manufacturing capability, quality and costs.
 Business disruptions, financial difficulties, or any significant change in condition of relationship of a sole or limited source supplier of any particular component could have a material and adverse effect on the Company's revenues, results of operations, liquidity and financial condition by increasing the cost of goods sold or reducing the availability of such components. While the Company believes that it could obtain substantially all necessary components from other manufacturers, an unanticipated change in the source of supply of these components or unanticipated supply limitations could adversely affect the Company's ability to meet its product orders.

PATENTS AND PROPRIETARY INFORMATION

     The Company relies on a combination of patents, copyrights, trade secrets, trademarks, and proprietary know how to maintain and enhance its competitive position. At December 31, 1997, the Company had received approximately 139 patents which includes 65 in the U.S., 46 in Europe, 6 in Japan, 22 other foreign patents. In addition, 5 utility models had been issued in Germany. At that date, the Company had 30 pending patents and patent applications with the United States, 47 in the Pacific Rim, 16 in Europe, 9 in Canada and 2 in Latin America. As new developments and components to the technology are discovered, the Company intends to apply for additional patents. There can be no assurance that the pending patent applications will be granted, that the Company's patents or copyrights will provide adequate protection, that the Company's competitors will not independently develop or initiate technologies that are substantially equivalent or superior to the Company's, or that the Company will be able to maintain a meaningful technological advantage. Insofar as the Company relies on trade secrets and proprietary know how to maintain its competitive position, there can be no assurance that others may not independently develop similar or superior technologies or gain access to the Company's trade secrets or know how.

     To maintain its competitive position, the Company intends to pursue enforcement and defense of its patents. The Company could incur substantial costs in seeking enforcement of its patent rights against infringement or the unauthorized use of its proprietary technology by others or in defending itself against similar claims. These costs could have an adverse effect on the Company's results of operations, liquidity and financial condition, and could cause significant fluctuations in results from quarter to quarter. The Company is currently pursuing a patent infringement action in the Central District of California against Aarotech Laboratories Inc., and Albert C. Young and against Teijin Seiki Co. Ltd. (See "Item 3. Legal Proceedings.")

FACTORS AFFECTING INTERNATIONAL BUSINESS

     Revenues from international customers accounted for approximately 41.5% of total revenues in 1997, 33.8% of total revenues in 1996 and 35.2% of total revenues in 1995. The Company's international business is subject to special risks including unexpected changes in regulatory requirements, export controls, fluctuations in currency exchange rates, tariffs or other barriers, political risks, difficulties in staffing and managing foreign operations, uncertainty on patent enhancement and potentially negative tax consequences. These factors could have an adverse impact on the Company's operating results. The Company is subject to U.S. export control laws and regulations with respect to all of the Company's products and technologies exported from the United States. Any imposition of more stringent export control requirements on product classes that include products exported by the Company could result in additional compliance burdens on the Company which
could have an adverse effect on its operations   In addition, the laws of
certain foreign countries, including developing nations in Asia, South America, Africa and Eastern Europe, may not protect the Company's intellectual property rights or ensure the enforceability of its contract rights to the same extent as do the laws of the United States.

PRODUCT MIX AND MARGINS

     The Company continuously expands its product offerings, reaches into an increasing number of geographic markets, and develops additional distribution channels as needed to reach the various markets and customers.
 This variety of products, channels, and markets results in a significantly
increasing   range of gross margins and operating incomes which can cause substantial quarterly fluctuations depending on the mix of shipments quarter to quarter. There can be no assurance that the Company will not experience significant quarterly fluctuations in gross margins or net income due to the impact of product mix, or that a changing mix over time will not result in lower average gross margins and returns.

COMPETITION

     The rapid prototyping industry is highly competitive and subject to technological change, innovation, and new product introductions. Certain of the Company's existing and potential competitors are researching, designing, developing, and marketing other types of rapid prototyping equipment. Certain of these competitors have financial, marketing, manufacturing, distribution and other resources substantially greater than those of the Company. There can be no assurance that the Company's competitors will not devote a significantly greater amount of their financial, marketing and other resources to aggressively market competitive products and technologies, and that such efforts will not have a material adverse effect on the Company's results of operations, liquidity or financial position in the future. In many cases, the existence of these competitors extends the purchase decision time as customers investigate the alternative products and solutions. Also, these competitors have been able to market these products successfully to the Company's existing and potential customers. In addition, a number of companies currently sell stereolithography resins, which both complement and compete with those distributed by the Company.

     Future competition is expected to arise from the development of allied or related techniques not encompassed by the patents held by or licensed to the Company, the issuance of patents to other companies which may inhibit the Company's ability to develop certain products encompassed by such patents and improvement to existing technologies. Increased competition has and may continue to result in price reductions, reduced margins and loss of market share, all of which could materially adversely affect the Company. The Company has determined to follow a strategy of continuing product development and aggressive patent prosecution to protect its competitive position to the extent practicable. There can be no assurance that the Company will be able to maintain its leading position in the field of rapid prototyping or continue to compete successfully against current and future sources of competition or that the competitive pressures faced by the Company will not adversely affect its profitability or financial performance. See "Business -- Competition."

NEW PRODUCT DEVELOPMENT

     During the last 15 months, the Company has developed and introduced a significant number of new products to the market, including equipment, software, and materials. While these products undergo thorough quality assurance testing, problems may arise in connection with the use of a new product following its introduction into the marketplace and no assurance can be given that the Company will be able to remedy these problems timely, or at all. Moreover, there can be no assurance that any new products developed by the Company will be accepted in the marketplace. Any material deficiencies in the performance of the Company's products, or if the products are not accepted by the marketplace for any reason, could have a material adverse effect on the Company's results of operations and financial condition.

EFFECT OF ANTI-TAKEOVER PROVISIONS

     The Board of Directors of the Company has the authority to issue up to 5,000,000 shares of preferred stock and to determine the price, rights, preferences and privileges of those shares without any further vote or action by the Company's stockholders. The rights of the holders of the Company's Common Stock will be subject to, and may be adversely affected by, the rights of the holders of preferred stock. While the Company has no present intention to issue shares of preferred stock, such issuance, while providing desirable flexibility in connection with the possible acquisitions and other corporate purposes, could have the effect of delaying, deferring or preventing a change in control of the Company and entrenching existing management. In addition, such preferred stock may have other rights, including economic rights senior to the Company's Common Stock, and, as a result, the issuance thereof could have a material adverse effect on the market value of the Company's Common Stock.

     A number of provisions of the Company's Certificate of Incorporation and By-Laws and the Delaware General Corporation Law and regulations relating to matters of corporate governance, certain rights of Directors and the issuance of preferred stock without stockholder approval, may be deemed to have and may have the effect of making more difficult, and thereby discouraging, a merger, tender offer, proxy contest or assumption of control and change of incumbent management, even when stockholders other than the Company's principal stockholders consider such a transaction to be their best interest.

     In addition, the Company has adopted a Stockholder Rights Plan (the
"Rights Agreement").   (See Note 12(d) of Notes to Consolidated Financial
Statements). Pursuant to the Rights Agreement each outstanding share of the Company's Common Stock has received one right entitling the holder to purchase 1/100th of a share of Series A Preferred Stock of the Company for each share of Common Stock then held by such holder. Each right becomes exercisable upon certain triggering events related to an unsolicited takeover attempt of the Company.

VOLATILITY OF STOCK PRICE

     Historically, the Company's stock price has been volatile. The prices of its Common Stock have ranged from $5 3/4 to $10 3/4 during the 52-week period ended February 27, 1998. See "Item 5. Market for Registrants' Common Stock and Related Stockholders Matters." Future announcements concerning the Company or its competitors, including the receipt of substantial orders for products, quality deficiencies in services or products, results of technological innovations, new commercial products, changes in recommendations of securities analysts, proprietary rights or product or patent litigation, may have a significant impact on the market price of the Company's Common Stock. Any shortfalls in revenues or earnings from the levels expected by securities analysts could have an immediate and significant adverse effect on the trading price of the Company's Common Stock in any given period. Consequently, the Company's future earnings and stock price may be subject to significant volatility, particularly on a quarterly basis.

ITEM 2.   PROPERTIES

     The Company's principal administrative, sales and marketing, product development, Technology Center and training facilities are located in a 78,320 square foot building in Valencia, California under a lease which
expires on December 31, 2002.   The Company also leases sales and service
offices in four other states (California, Michigan, Pennsylvania and Texas) and in four countries in the European Community (France, Germany, the United Kingdom and Italy).

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

     In connection with the asset acquisition of Keltool, Inc. in September 1996, the Company assumed Keltool's obligations under an existing lease for approximately 6,000 square feet located in St. Paul, Minnesota and continues in effect until either party gives the other 60 days advance notice. As a result of the anticipated growth of its operations relating to the Keltool business, the Company executed a lease for approximately 21,000 square feet in Valencia, California which expires on June 30, 2000. The Company's occupancy of this facility commenced in February 1997.

     For information concerning obligations of the Company under its leases, see Note 17(a) of Notes to Consolidated Financial Statements. For information concerning the Company's Colorado Facility, see Notes 11 and 18 of Notes to Consolidated Financial Statements.

     The Company believes that the facilities described above will be adequate to meet its needs for the foreseeable future.


ITEM 3.   LEGAL PROCEEDINGS

     On May 24, 1993, 3D Systems, Inc. and its wholly-owned German subsidiary, 3D Systems GmbH (both referred to as "3D") filed a patent infringement lawsuit against EOS, a European competitor, seeking compensation
from EOS for infringing patents owned by 3D.   On November 2, 1994, 3D GmbH
filed a patent infringement lawsuit against Leopold Kostal GmbH & Co., a German customer of EOS, seeking compensation from Kostal for infringing patents owned by 3D, as well as an injunction barring Kostal from using the EOS equipment. In August, 1997, these lawsuits were settled as part of an agreement under which 3D also acquired the stereolithography-related assets of EOS (see Note 7 of Notes to Consolidated Financial Statements), with each of the parties bearing their own expenses. The lawsuit against EOS was officially withdrawn on October 6, 1997. The lawsuit against Kostal was officially withdrawn on October 1, 1997. Neither lawsuit may be reinstituted.

     3D SYSTEMS, INC. V. AAROFLEX ET AL. On January 13, 1997, The Company filed a complaint ("Complaint") in the United States District Court, Central District of California, against Aarotech Laboratories, Inc. ("Aarotech"), Aaroflex, Inc. ("Aaroflex") and Albert C. Young ("Young"). Aaroflex is the parent corporation of Aarotech. Young is the Chairman of the Board and Chief Executive Officer of both
Aarotech and Aaroflex. The Complaint alleges that stereolithography equipment manufactured by Aaroflex infringes on six of the Company's patents. The Company seeks damages and injunctive relief from the defendants. The defendants have threatened to sue the Company for trade libel. To date, the defendants have not filed such a suit.

     The defendants filed a motion to dismiss the complaint or transfer the case to their home district in Virginia. The Court granted this motion to dismiss on the grounds of lack of personal jurisdiction. The Company has filed an appeal of this ruling to the Federal Court of Appeals, where an oral hearing was held on March 2, 1998 and is awaiting judicial ruling. In October 1997, defendants asserted that since they prevailed on their motion to dismiss, they were entitled to Rule 11 sanctions in the amount of $137,138.83 to be paid by Loeb & Loeb LLP and/or 3D. Defendants served discovery requests directed to these Rule 11 sanctions issues. Subsequently, the trial court ruled that the question of whether defendants may conduct Rule 11 discovery must await the outcome of the pending appeal. A Rule 11 sanctions motion has not yet been served or filed.

     3D SYSTEMS, INC. V. TEIJIN SEIKI CO. LTD On March 21, 1997, the Company filed a patent infringement action in District Court in Osaka, Japan under one of its Japanese patents, alleging infringement, and seeking damages and injunctive relief from the defendant. The action is in the early stages of prosecution.

     CENTURI CORP., DBA ESTES INDUS., COX ACQUISITION CORP., DBA COX V. 3D SYSTEMS CORP., ROGERS TOOL & DIE. In January 1997, 3D Systems, Inc. entered into two contracts with Centuri Corp., dba Estes Indus., Cox Acquisition Corp., dba Cox ("Cox") under which 3D was to create certain tooling for Cox. Cox purported to terminate the contracts in or about August 1997.

     On September 16, 1997, Cox initiated a lawsuit against 3D in Los Angeles Superior Court for Breach of Oral Contract, Fraud, Negligent Misrepresentation, Conversion, Money Had and Received, and Accounting. The suit also named Rogers Tool & Die, a contractor hired by Cox to work with 3D in creating the tooling. Cox contended that it was damaged by 3D's and Rogers' alleged inability to timely complete the contracts. On October 31, 1997, 3D demurred to Cox's Verified Complaint. Rogers joined in 3D's demurrer. 3D's demurrer contended that written, not oral, contracts governed the relationship of the parties, that the Complaint did not adequately plead the required elements of fraud, that the Complaint failed to state a claim for Negligent Misrepresentation, Conversion, and Money Had and Received, and that Accounting was not actually a cognizable cause of action, but an equitable remedy.

     After a hearing on December 2, 1997, the Court sustained 3D's demurrer, ordering Cox to file an amended complaint. On January 29, 1998, Cox filed a Verified Amended Complaint, asserting causes of action for Breach of Written Contract, Fraud, and Negligent Misrepresentation. The Verified Amended Complaint also stated identical claims against Rogers. 3D's current response date is March 16, 1998.

     The Company believes that the case has no merit and intends to vigorously defend this action.

     PATENT OPPOSITION AND INVALIDATION PROCEEDINGS. The Company has received 6 patents in Japan and one other application has been examined by the Japanese Patent Office and subsequently published for opposition. One opposition was submitted against this application. The Company has responded to the opposition. Based on this opposition and 3D's response, the Japanese Patent Office may require the Company to further defend or modify this application before granting any patent thereon or may even finally reject the application. Furthermore, one of the six patents has had three invalidation trials filed against it. These invalidation trials are ongoing. The Company has responded to two of these trials and it is anticipated that the Company will respond to the third trial in the coming months. These trials may result in maintaining the patent with present or modified protection or may result in revocation of the patent.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 4a.  EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information concerning the executive officers of the Company:


                         AGE AT              POSITION
NAME                 FEBRUARY 27, 1998  WITH THE COMPANY
Arthur B. Sims             60           Chief Executive Officer and Chairman of
                                        the Board of Directors

Charles W. Hull            58           Chief Technical Officer and Vice
                                        Chairman of the Board of Directors

Richard D. Balanson        48           Chief Operating Officer, President and
                                        Director

Frank J. Spina             43           Vice President, Finance and Chief
                                        Financial Officer

A. Sidney Alpert           59           Vice President,
                                        General Counsel and Secretary

Mark R. Bell               44           Vice President, Sales
                                        The Americas

Marty E. McGough           48           Vice President & World Wide Operations
                                        Manager


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

     CHARLES W. HULL: Mr. Hull has served as Chief Technical Officer and Vice Chairman of the Company since April 1997, since August 1993 as Chief Operating Officer and President of the Company and since March 1986 as President of 3D Systems, Inc.; prior thereto, he was Vice-President of UVP, Inc. from January 1980 to March 1986. The stereolithography technology was developed by Mr. Hull while employed by UVP, Inc., a systems manufacturing company.

     RICHARD D. BALANSON: Mr. Balanson has served as President and Chief Operating Officer since April 1997 and since October 1996 was Executive Vice President, Development and Manufacturing. From August 1994 to September 1996, Mr. Balanson was General Manager, Executive Vice President and Member of the Board of Maxtor Corporation, a major supplier of computer disk drives, where he was in charge of engineering, manufacturing, materials, sales and marketing. From October 1992 to June 1994, Mr. Balanson was President and Chief Operating Officer of Applied Magnetics Corporation, an OEM components supplier to manufacturers of disk and tape drives. From 1975 to 1992, he held several management and technical positions with International Business Machines Corporation including IBM Research Division, where he had responsibility for research and development in many areas, including xerography, optics, lasers and computer storage media.

     FRANK J. SPINA: Mr. Spina joined 3D in November of 1997, having spent his previous three years as Vice President and Corporate Controller at Qualcomm Inc., a $2 billion developer and manufacturer of wireless communications products. Prior to Qualcomm, he worked for nine years at Motorola Inc. serving his last four years as their Group Operations Controller. Mr. Spina is a Certified Public Accountant, and a graduate of Baldwin Wallace College in Ohio.

     A. SIDNEY ALPERT: Mr. Alpert became Vice President, General Counsel of the Company in January 1996 and has served as Secretary of the Company since May 1996. Prior thereto, from January 1994 through December 1995, Mr. Alpert was an intellectual property consultant. From July 1988 through December 1993, Mr. Alpert served as Chairman of the Board and Chief Executive Officer of University Patents, Inc. (currently known as Competitive Technologies, Inc.), a corporation listed on the American Stock Exchange which handles patent management and technology transfer activities primarily for universities and colleges.

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

     MARTY E. MCGOUGH: Mr. McGough has served as Vice President and Worldwide Operations Manager since September 1997 after joining 3D Systems in January of 1997 and is responsible for manufacturing and operations, as well as world wide field service. He was formally with Maxtor Corporation where he held the position of Senior Director of Strategic Commodities. Prior to Maxtor, he held management positions in Operations, Marketing, Program Management and other manufacturing and materials positions. Mr. McGough received his B.S. degree from California State University, Northridge in business administration and earned his Masters in Business Management also from CSUN.

     Subject to the employment agreements between the Company and each of Messrs. Sims, Balanson, and Hull, all officers serve at the pleasure of the Board of Directors of the Company.

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

                                                       AS ADJUSTED FOR 1-FOR-3
                                 HISTORIC PRICES         REVERSE STOCK SPLIT

 Year    Period              High          Low        High          Low
 1995    First Quarter       4-11/16     3-5/16       14-1/16       9-15/16

         Second Quarter
         (through            5-7/8       4-5/16       17-5/8        12-15/16
         May 23)

         Second Quarter
         (from May 24 -      17-7/8      15-7/16
         June 30)

         Third Quarter       21-7/8      15-3/8

         Fourth Quarter      24          14-1/4

 1996    First Quarter       24-1/8      18-7/8

         Second Quarter      24-7/8      20

         Third Quarter       21-3/4      12

         Fourth Quarter      14-47/64    9-3/4

 1997    First Quarter       16-1/4      9-3/8

         Second Quarter      9-3/4       6

         Third Quarter       10-1/4      8

         Fourth Quarter      10-3/4      6

 1998    First Quarter
         (through February   8           5-3/4
         27)



     As of February 27, 1998, the outstanding Common Stock was held of record by 637 stockholders.


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

                                                                               YEARS ENDED DECEMBER 31,
                                                       -----------------------------------------------------------------------
                                                          1993           1994           1995         1996            1997
                                                       ----------     ----------    -----------   ------------   -------------
STATEMENTS OF OPERATIONS DATA:                                             (In thousands except per share data)
Sales:
  Products(1). . . . . . . . . . . . . . . . . . .     $   20,951     $   28,848    $    43,544   $     53,229   $     59,149
  Services(2). . . . . . . . . . . . . . . . . . .         10,130         14,489         19,038         26,403         31,108
                                                       ----------     ----------    -----------   ------------   -------------
      Total Sales. . . . . . . . . . . . . . . . .         31,081         43,337         62,582         79,632         90,257
                                                       ----------     ----------    -----------   ------------   -------------
Cost of sales:
  Products(1). . . . . . . . . . . . . . . . . . .         10,191         13,928         19,328         24,893         35,463
  Services(2). . . . . . . . . . . . . . . . . . .          6,097          8,734         11,936         16,906         21,745
                                                       ----------     ----------    -----------   ------------   -------------
      Total cost of sales. . . . . . . . . . . . .         16,288         22,662         31,264         41,799         57,208
                                                       ----------     ----------    -----------   ------------   -------------
Gross profit . . . . . . . . . . . . . . . . . . .         14,793         20,675         31,318         37,833         33,049
Operating expenses:
  Selling, general and administrative. . . . . . .         11,570         14,359         20,302         24,748         29,653
  Research and development . . . . . . . . . . . .          2,590          3,207          6,109          7,665         10,991
                                                       ----------     ----------    -----------   ------------   -------------
      Total operating expenses . . . . . . . . . .         14,160         17,566         26,411         32,413         40,644
                                                       ----------     ----------    -----------   ------------   -------------
                                                              633          3,109          4,907          5,420         (7,595)
Interest income. . . . . . . . . . . . . . . . . .             61            151          1,257          1,541          1,202
Interest expense . . . . . . . . . . . . . . . . .            (89)           (71)           (42)          (129)          (356)
                                                       ----------     ----------    -----------   ------------   -------------
Income (loss) before income tax expense
  (benefit) . . . . . .  . . . . . . . . . . . . .            605          3,189          6,122          6,832         (6,749)
Income tax expense (benefit) . . . . . . . . . . .             74         (1,313)(3)     (2,795)(3)      2,233         (2,160)
                                                       ----------     ----------    -----------   ------------   -------------
Net income (loss). . . . . . . . . . . . . . . . .     $      531     $    4,502    $     8,917   $      4,599   $     (4,589)
                                                       ----------     ----------    -----------   ------------   -------------
                                                       ----------     ----------    -----------   ------------   -------------
Weighted average number of shares
  outstanding. . . . . . . . . . . . . . . . . . .          9,154          9,155         10,246         11,323         11,398
Net income (loss) per common share(4). . . . . . .     $     0.06     $     0.49    $       .87   $        .41   $       (.40)
                                                       ----------     ----------    -----------   ------------   -------------
                                                       ----------     ----------    -----------   ------------   -------------
Weighted average number of shares
outstanding and dilutive shares. . . . . . . . . .          9,165          9,365         10,708         11,742         11,398

Net income (loss) per common share assuming
  dilution(4). . . . . . . . . . . . . . . . . . .     $     0.06     $     0.48    $       .83  $         .39   $       (.40)
                                                       ----------     ----------    -----------   ------------   -------------
                                                       ----------     ----------    -----------   ------------   -------------

SYSTEM DATA:
SLA systems shipped (unaudited). . . . . . . . . .             59             73            120            151            161
Actua Systems shipped (unaudited). . . . . . . . .            ---            ---            ---              6            113
Cumulative number of SLA systems shipped
  (unaudited). . . . . . . . . . . . . . . . . . .            397            470            590            741            902
Cumulative number of Actua systems shipped
  (unaudited). . . . . . . . . . . . . . . . . . .            ---            ---            ---              6            119

                                                                                  AT DECEMBER 31,
                                                       -----------------------------------------------------------------------
                                                          1993           1994           1995         1996            1997
                                                       ----------     ----------    -----------   ------------   -------------
BALANCE SHEET DATA:
   Working capital(5) . . . . . . . . . . . .          $ 7,197        $ 11,722      $ 50,022      $ 49,764       38,310

   Total assets(5)  . . . . . . . . . . . . .           24,594          30,465        81,551        92,239       91,340

   Current portion of long-term debt  . . . .              200              --            --           100           95

   Long-term liabilities, excluding current
   portion  . . . . . . . . . . . . . . . . .            1,288           1,474         1,622         6,273        6,197

   Stockholders' equity . . . . . . . . . . .           14,685          19,985        62,950        68,703       64,595


---------------------
(1)  Includes  systems and related equipment, material, software and other component parts as well as rentals of equipment.
(2)  Includes maintenance services provided by the Company's Tooling Centers and training services.
(3)  Includes the recognition of deferred tax assets, in accordance with SFAS
     No. 109, of $1.5 million in 1994 and $3.0 million in 1995.  See
     "Management's Discussion and Analysis of Results of Operations and
     Financial Condition - Results of  Operations."
(4)  All periods presented have been adjusted to reflect the one-for-three reverse stock split effected on May 23, 1995.  Per share data for 1993 through 1995 reflect the issuance of approximately 3.2 million shares
     (post-split) in connection with the Company's rights offering in June 1992.
(5)  Includes $766,000 and $722,000 of restricted cash at December 31, 1995 and
     1996, respectively.  See Note 17(c) of Notes to Consolidated Financial
     Statements

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's future results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not specifically limited to: the ability to develop and introduce cost effective new products in a timely manner; developments in current or future litigation; the Company's ability to successfully manufacture and sell significant quantities of equipment on a timely basis; as well as the other risks detailed in this section and in the sections entitled Results of Operations and Liquidity and Capital Resources.

OVERVIEW

     The Company develops, manufactures and markets in the United States and internationally both its stereolithography apparatus (SLA) and its Actua 2100 systems designed to rapidly produce three-dimensional objects from computer-aided design and manufacturing generated solid or surface data. Stereolithography is a solid imaging process whereby a laser beam exposes and solidifies successive layers of photosensitive resin until the desired object is formed to precise specifications in hard plastic. The Actua 2100 utilizes Multi-Jet Modeling technology to print models in successive layers with a special thermopolymer material. These objects can be used for concept models, engineering prototypes, patterns and masters for molds and other appreciations.

     The Company has sold over 900 systems since 1988 and its customers include major corporations in a broad range of industries including manufacturers of automotive, aerospace, computer, electronic, consumer and medical products. The Company's revenues are generated by product and service sales. Product sales are comprised of the sale of systems and related equipment, materials, software, and other component parts, as well as rentals of systems. Service sales include revenues from a variety of on-site maintenance services, services provided by the Company's Tooling Centers and customer training.

RESULTS OF OPERATIONS

     The following table sets forth the percentage relationship of certain items from the Company's Statement of Operations to and Total Revenues:

                                             PERCENT OF TOTAL REVENUES
                                              YEARS ENDED DECEMBER 31,
                                     -------------------------------------------
                                         1995           1996           1997
                                     -----------     ----------     ----------
Sales:
     Products . . . . . . . . . . .        69.6%          66.8%          65.5%
     Services . . . . . . . . . . .        30.4%          33.2%          34.5%
                                     -----------     ----------     ----------
          Total sales . . . . . . .       100.0%         100.0%         100.0%
                                     -----------     ----------     ----------
Cost of sales:
     Products . . . . . . . . . . .        30.9%          31.3%          39.3%
     Services . . . . . . . . . . .        19.1%          21.2%          24.1%
                                     -----------     ----------     ----------
          Total cost of sales . . .        50.0%          52.5%          63.4%
                                     -----------     ----------     ----------
Total gross profit  . . . . . . . .        50.0%          47.5%          36.6%
     Gross profit - products  . . .        55.6%          53.2%          40.0%
     Gross profit - services  . . .        37.3%          36.0%          30.1%
Selling, general and administrative
  expenses  . . . . . . . . . . . .        32.4%          31.1%          32.8%
Research and development expenses .         9.8%           9.6%          12.2%
                                     -----------     ----------     ----------
Income from operations  . . . . . .         7.8%           6.8%         (8.4%)
Interest income (expense), net  . .         1.9%           1.8%            .9%
Income tax benefit (expense)  . . .         4.5%         (2.8%)           2.4%
                                     -----------     ----------     ----------
Net income    . . . . . . . . . . .        14.2%           5.8%         (5.1%)
                                     -----------     ----------     ----------
                                     -----------     ----------     ----------

     The following table sets forth for the periods indicated total revenues attributable to each of the Company's major products and services groups:

                                               YEARS ENDED DECEMBER 31,
                                           1995          1996          1997
                                        ----------    ----------    ----------
                                           (In thousands except percent data)
Products:

     Systems and related equipment  .   $  29,931     $  38,230     $  40,859
     Materials  . . . . . . . . . . .       8,168        10,563        13,548
     Other  . . . . . . . . . . . . .       5,445         4,436         4,742
                                       -----------     ----------     ----------
          Total products  . . . . . .      43,544        53,229        59,149
                                       -----------     ----------     ----------
Services:
     Maintenance  . . . . . . . . . .      14,323        21,341        25,010
     Other  . . . . . . . . . . . . .       4,715         5,062         6,098
                                       -----------     ----------     ----------
          Total services  . . . . . .      19,038        26,403        31,108
                                       -----------     ----------     ----------
Total sales . . . . . . . . . . . . .   $  62,582     $  79,632     $  90,257
                                       -----------     ----------     ----------
                                       -----------     ----------     ----------
Products:
     Systems and related equipment  .        47.8%         48.0%         45.3%
     Material . . . . . . . . . . . .        13.1          13.3          15.0
     Other  . . . . . . . . . . . . .         8.7           5.6           5.2
                                       -----------     ----------     ----------
          Total products  . . . . . .        69.6          66.9          65.5
                                       -----------     ----------     ----------
Services:
     Maintenance  . . . . . . . . . .        22.9          26.8          27.7
     Other  . . . . . . . . . . . . .         7.5           6.3           6.8
                                       -----------     ----------     ----------
          Total services  . . . . . .        30.4          33.1          34.5
                                       -----------     ----------     ----------
Total sales . . . . . . . . . . . . .       100.0%       100.0%        100.0%
                                       -----------     ----------     ----------
                                       -----------     ----------     ----------

1997 COMPARED TO 1996

SALES. Sales in 1997 were $90.3 million, an increase of 13% over the $79.6 million recorded during 1996.

Product sales in 1997 increased $5.9 million or 11% to $59.1 million compared to $53.2 million in 1996. The dollar increase was primarily the result of increased shipments of SLAs in both the U.S. and Europe. The Company sold a total of 161 SLA systems and a total of 113 Actua 2100 systems in 1997. In 1996, the Company sold 151 SLAs and 6 Actua 2100's. Orders for the Company's systems in 1997 (compared to 1996) increased in both Europe and Asia Pacific but declined in the U.S. market and total systems backlog at the end of 1997 was lower than the end of 1996.

The Company believes that the decline in the U.S. orders in 1997 (when compared to 1996) was due primarily to the inefficiencies caused by the recent changes in the domestic sales organization from a strategy of utilizing independent sales representatives (primarily in the machine tool industry) to a direct sales force. The Company completed its staffing of its domestic sales organization during the second half of 1997. While historically there has not always been an accurate correlation between orders and ending backlog in one year and revenues in the next year, the decline in U.S. orders in 1997, coupled with potential inefficiencies caused by the recent changes in the Company's domestic sales organization, could negatively impact domestic revenues during the first half of 1998. The Company anticipates that total orders should increase in 1998 as compared to 1997 primarily as a result of an increased sales force and the assimilation of the EOS acquisition. However, this is a forward-looking statement and as with other such statements are subject to uncertainties. As a result of competitive pricing pressures or other market conditions, total orders may not increase in 1998.

The Company believes that system sales may also fluctuate on a quarterly basis as a result of a number of other factors, including the status of world economic conditions, fluctuations in foreign currency exchange rates and the timing of product shipments. Due to the high price of certain systems, the acceleration or delay of a small number of shipments from one quarter to another can significantly affect the results of operations for the quarters involved.

Service sales in 1997 increased $4.7 million, or 18%, compared to 1996, primarily as a result of increased maintenance revenues due to the larger installed base of SLA systems in the U.S. and Europe.

COST OF SALES. Cost of sales increased to $57.2 million or 63% of sales in 1997 compared to $41.8 million or 52% of sales in 1996.

Product cost of sales as a percentage of product sales increased to 60% in 1997 compared to 47% in 1996. The increase in 1997 was primarily the result of greater discounting of system sales in 1997 due to competition, the sales mix of the Company's products as well as the channels and markets in which the Company distributes its products. In addition, the Company recorded inventory adjustments totaling approximately $1.8 million, or 5 percentage points of the increase, that were primarily associated with the transition to our new generation of products announced in the third quarter of 1997, the EOS acquisition and filed service inventories.

Product pricing will continue to be a function of competitive pressures and the Company will continue to experience fluctuations due to the mix of product, channel and markets. Nonetheless, the Company does not currently anticipate that it will be required to recognize any material inventory adjustments during the current fiscal year, and thus expects that product cost of sales as a percentage of product sales for 1998 should improve from 1997. This is, of course, a forward-looking statement, and as such is subject to risks and uncertainties. For example, if the new products introduced last year are not commercially successful, the Company may be required to record inventory adjustments; and the consequences of competitive pricing issues can never be accurately predicted.

Service cost of sales as a percentage of service sales increased to 70% in 1997 compared to 64% in 1996, primarily as a result of certain hardware upgrades afforded SLA-500 customers with software maintenance contracts due to the Company's new NT version system software, increased parts costs under the Company's field maintenance contracts and the effect of certain inefficiencies attributable to the Company's Keltool operations which were acquired in September 1996.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("S,G&A") expenses increased $5.0 million or 20% in 1997 compared to 1996, primarily as a result of approximately $2.0 million of non-recurring expenses for severance benefits and other costs related to restructuring plans designed to reduce costs and improve operating results and the the expanded sales and marketing program in Europe and the U.S.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development ("R&D") expenses in 1997 increased approximately $3.3 million of 43% compared to 1996. The increase in R&D expenses in 1997 was primarily the result of the write-off during the third quarter of 1997 of acquired in-process technology valued at approximately $2,100,000 in connection with the EOS acquisition (see Note 7 of Notes to Consolidated Financial Statements) and increased personnel costs and experimental material related to certain development projects. Based on the Company's historical expenditures related to research and development and its current development goals, the Company anticipates for the foreseeable future, research and development expenses will be approximately ten percent of sales. However, this is a forward-looking statement and, as with any such statement, is subject to uncertainties. For example: if total sales of the Company for any particular period do not meet the anticipated sales of the Company for that period, research and development expenses as a percentage of sales may exceed the 10 percent level.

OPERATING INCOME (LOSS). Operating loss in 1997 was (8.4%) of total sales compared to operating income of 6.8% of total sales in 1996. The decrease in percentage of operating income to total sales in 1997 was primarily attributable to increases in cost of sales (both products and services) in 1997 and the increased S,G&A and R&D expenses, as described above.

OTHER INCOME AND EXPENSES. Interest income decreased to $1.2 million in 1997 from $1.5 million in 1996, primarily as a result of the lower investment balances due to cash used for operating activities and investment activities partially offset by interest income from lease receivables.

Interest expense increased to $356,203 in 1997 from $128,860 in 1996 primarily as a result of the Company's financing of its Colorado facility which was effected August 20, 1996.

PROVISION FOR INCOME TAXES (BENEFITS). For 1997 the Company's tax benefit was $2.2 million or 32% of pre-tax income (loss), compared to a tax expense of $2.2 million in 1996.

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

FOREIGN OPERATIONS

     International sales accounted for 35.2%, 33.8% and 41.5% of total sales in 1995, 1996 and 1997, respectively. For information with respect to allocation of sales among the Company's foreign operations, see Note 16 of Notes to Consolidated Financial Statements.

     The cost of sales of the Company's foreign operations has been significantly higher than domestic costs of sales, primarily due to the structure of transfer pricing by the Company to its foreign subsidiaries, which are above the Company's cost.

     Operating results of foreign operations have been substantially lower than domestic operating results due to the structure of transfer pricing, discussed above, the Company's determination to utilize other advantageous tax planning strategies, and, to a lesser extent, the inefficiencies of size inherent in maintaining four separate operations (one each in England, France, Germany and Italy).

     To date, the Company has not entered into hedging transactions to protect against changes in foreign currency exchange rates.

LIQUIDITY AND CAPITAL RESOURCES

                                         AS OF AND FOR THE YEARS ENDED DECEMBER 31,
                                           1995          1996           1997
                                        ---------      ---------    ----------
                                                     (IN THOUSANDS)

Cash and cash equivalents(1)  . . . .   $  39,025      $  25,078    $   12,695
Short-term investments                        ---          3,759         3,498
Working capital(1)  . . . . . . . . .      50,022         49,764        38,310
Cash provided by (used for) operating
activities  . . . . . . . . . . . . .       3,619         (7,016)       (4,979)
Cash used for investing activities  .      (5,386)       (12,497)       (8,202)
Cash provided by financing activities      33,837          5,384         1,059

----------------------
(1) Includes $766,000 and $722,000 of restricted cash at December 31, 1995 and 1996, respectively. See Note 17(c) of Notes to Consolidated Financial Statements.


     Net cash provided by (used for) operating activities in 1995, 1996 and 1997 was $3.6 million, $(7.0) million and $(5.0) million, respectively. The negative cash flow from operations in 1997 was comprised primarily of an increase in accounts receivables ($4.9 million), primarily as a result of the increased sales during the forth quarter of 1997 compared to the comparable prior year period and a greater percentage of European orders which generally have longer payment terms, the net loss ($4.6 million) and an increase in deferred taxes ($2.5 million). These decreases were partially offset by non-cash depreciation and amortization ($5.1 million) and an increase in accrued liabilities ($2.1 million).

     Net cash used for investing activities in 1997 totaled $8.2 million and was primarily the result of an increase in property and equipment relating primarily to increased demo equipment due to new products, the purchase of computers and manufacturing equipment required for expansion, and an increase in license and patent costs.

     Net cash provided by financing activities in 1997 was the result of the release of restricted cash due to the settlement of the EOS lawsuit and by the exercise of stock options by employees.

     In August 1997, the Company extended its credit facility with Silicon Valley Bank ("SVB") (the "Credit Facility"). Under the terms of the agreement, which remains in effect through August 18, 1998, the Company can borrow from SVB up to $10,000,000, at prime. The Credit Facility, which is unsecured, contains certain financial covenants including the maintenance of certain financial ratios, working capital, tangible net worth as well as covenants limiting mergers, acquisitions, recapitalizations, dividends, loans to others, and hypothecation of assets or corporate guarantees. Since inception of the Credit Facility (June 1993) and at all times through December 31, 1997, the Company has been in compliance with all financial covenants then in effect and has not utilized the facility.

     On June 26, 1995, the Company issued and sold 1,583,334 shares of common stock pursuant to a public offering of its common stock at $16.75 per share (the "Offering"). On June 29, 1995, the underwriters exercised their option to purchase an additional 465,000 shares to cover over allotments related to the Offering (the "Overallotment"). Net proceeds from the Offering (including the Overallotment), after deducting underwriting discounts, commissions and related cash expenses, was approximately $31,500,000. Concurrent with the Offering, the Company's bank exercised its warrant to purchase 16,666 shares of common stock at a price of $4.32 per share ($71,997 in the aggregate).

     On May 6, 1997, the Company announced that its board of directors had authorized the Company to buy up to 1.5 million of its shares in the open market and through private transactions. During 1997, the Company purchased 25,000 of its own shares for approximately $165,000. During January 1998, the Company purchased 200,000 of its own shares at approximately $1,375,000. The Company will continue to acquire additional shares from time to time at prevailing market prices, at a rate consistent with the combination of corporate cash flow and market conditions.

     The Company believes that funds generated from operations, existing working capital and its current line of credit will be sufficient to satisfy its anticipated operating requirements for at least the next twelve months.

     There were no significant inflationary trends that impacted the Company in 1997.

     Many computer systems experience problems handling dates beyond the year 1999. Therefore, some computer hardware and software will need to be modified prior to the year 2000 in order to remain functional. The Company is assessing both the internal readiness of its computer systems and the compliance of its computer products and software sold to customers for handling the year 2000. The Company expects to implement successfully the systems programming changes necessary to address year 2000 issues, and does not believe that the cost of such actions will have a material effect on the Company's results of operations or financial condition. There can be no assurance, however, that there will not be a delay in, or increased costs associated with, the implementation of such changes, and the inability to implement such changes could have an adverse effect on future results of operations.

     RECENT ACCOUNTING PRONOUNCEMENTS. On June 30, 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS 130 is effective for fiscal years beginning after December 15, 1997 and will require additional disclosures for all periods presented but will not impact reported amounts of net income (loss) of the Company.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated financial statements as of December 31, 1996 and 1997 and for each of the three years in the period ended December 31, 1997 and the report of Independent Public Accountants are included on pages F-1 to F-23 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

                                      PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to executive officers of the Registrant required by Item 401(b) of Regulation S-K is presented at the end of Part I of this Form 10-K. Information regarding directors of the Registrant required by Item 401 of Regulation S-K and information regarding Directors and Executive Officers of Registrant required by Item 405 of Regulation S-K will be presented under the caption "Election of Directors" in the definitive Proxy Statement for the Company's 1998 Annual Meeting of Shareholders, and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by Item 402 of Regulation S-K will be presented under the captions "Election of Directors" and "Executive Compensation" in the definitive Proxy Statement for the Company's 1998 Annual Meeting of Shareholders, and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 403 of Regulation S-K will be presented under the caption "Principal Shareholders" in the definitive Proxy Statement for the Company's 1998 Annual Meeting of Shareholders, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 404 of Regulation S-K will be presented under the caption "Transactions with Executive Officers and Directors" in the definitive Proxy Statement for the Company's 1998 Annual Meeting of Shareholders, and is incorporated herein by reference.

                                       PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

a The following Consolidated Financial Statements, Financial Statement Schedule and Exhibits are filed as part of this Annual Report on Form 10-K as listed on page F1 of this document.

b    REPORTS ON FORM 8-K

     Current report on Form 8-K dated October 22, 1997 containing item 5 disclosure.

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

-------------------------------------------
* Management contract or compensatory plan or arrangement.

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

10.3 Agreement dated as of July 19, 1988, by and among 3D California, UVP, Cubital, Ltd. and Scitex Corporation Ltd. Incorporated herein by reference Exhibit 3.10 to 3-D Canada's Annual Report on Form 20-F for the year ended December 31, 1987 (Reg. No. 0-16333).

10.4 Exclusive License Agreement dated as of May 16, 1986, by and California and UVP. Incorporated herein by reference to Exhibit 5 to 3-D Canada's Registration Statement on Form 20-F
       (Reg. No. 0-16333).

10.5 Form of Subscription Agreement made as of the 18th day of April, 1989 between 3-D Canada and places pursuant to the private placement of special warrants completed on April 27, 1989, together with all Schedules thereto, and form of Confirmation of Agreement. Incorporated herein by reference to Exhibit 2.6 to 3-D Canada's Annual Report on Form 20-F for the year ended December 31, 1988.

10.6 Patent Purchase Agreement dated January 5, 1990 by and between 3D California and UVP. Incorporated herein by reference to Exhibit
       3-D Canada's Registration Statement on Form S-1 (Reg. No. 33-31789).

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

10.10 Research and Development Agreement entered into as of August 15, 1990 by and between 3D California and Ciba-Geigy Limited. Incorporated herein by reference to Exhibit 10.32 to 3-D Canada's Current Report on Form 8-K filed August 21, 1990 and the amendments hereto.



-------------------------------------------
* Management contract or compensatory plan or arrangement.

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

-------------------------------------------
* Management contract of compensatory plan or arrangement.

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

-------------------------------------------
* Management contract of compensatory plan or arrangement.

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

10.45 License, Development, and OEM Agreement dated March 31, 1995 between Spectra, Inc. and 3D Systems, Inc. Incorporated herein by reference to Exhibit 10.45 to the Registrant's 10-K for the year ended December 31, 1995 filed on April 1, 1996. [Portions of the exhibit have been omitted and filed separately with the SEC pursuant to a grant of confidential treatment].

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

10.50* Employment Agreement dated as of February 6, 1996 between the
       Registrant and Eugen J. Geyer.

10.51* Employment Agreement dated October 28, 1996 between the
       Registrant and Richard D. Balanson.

10.52 Amendment dated July 5, 1996 to Loan and Security Agreement dated June 2, 1993, as previously amended, by and between the Registrant and Silicon Valley Bank. Incorporated herein by reference to Exhibit 10.52 to the Registrant's 10-K for the year ended December 31, 1996.


-------------------------------------------
* Management contract of compensatory plan or arrangement.

10.53 Amendment, dated August 18, 1997, to Loan Agreement and Amended Schedule to Loan and Security Agreement dated June 2, 1993 between Silicon Valley Bank and 3D Systems, Inc., 3D Systems Inc. Limited, 3D Systems France SARL and 3D Systems GmbH.

10.54* Employment Agreement effective November 17, 1997 between the
       Registrant and Mr. Frank J. Spina.

10.55* Employment letter effective January 7, 1997 between the
       Registrant and Mr. Martin E. McGough.

 22.1  Subsidiaries of the Registrant.

 23.1  Consent of Independent Public Accountants - Coopers & Lybrand L.L.P.

 27.1  Financial Data Schedule

 27.2  Financial Data Schedule

 27.3  Financial Data Schedule





-------------------------------------------
* Management contract or compensatory plan or arrangement.

                                    EXHIBIT INDEX

                                                                                       SEQUENTIALLY
                                                                                         NUMBERED
EXHIBIT NO.  DESCRIPTION                                                                   PAGE
-----------  -----------                                                              -------------
10.53        Amendment, dated August 18, 1997, to Loan Agreement and                         66
             Amended Schedule to Loan and Security Agreement dated June 2,
             1993 between Silicon Valley Bank and 3D Systems, Inc., 3D
             Systems Inc. Limited, 3D Systems France SARL and 3D Systems
             GmbH.

10.54        Employment Agreement effective November 17, 1997 between                        76
             the registrant and Mr. Frank J. Spina

10.55        Employment letter effective January 7, 1997 between the registrant              79
             and Mr. Martin E. McGough

22.1         Subsidiaries of the Registrant.                                                 81

23.1         Consent of Independent Public Accountants - Coopers & Lybrand L.L.P.            82

27.1         Financial Data Schedule                                                         83

27.2         Financial Data Schedule                                                         88

27.3         Financial Data Schedule                                                         91



                      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                    AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULE




CONSOLIDATED FINANCIAL STATEMENTS                                                PAGE
---------------------------------                                                ----
Report of Independent Public Accountants . . . . . . . . . . . . . . . . . . .    F-2
Consolidated Balance Sheets as of December 31, 1996 and 1997 . . . . . . . . .    F-3
Consolidated Statements of Operations for the Years Ended
     December 31, 1995, 1996 and 1997. . . . . . . . . . . . . . . . . . . . .    F-4
Consolidated Statements of Stockholders' Equity for the Years Ended
     December 31, 1995, 1996 and 1997. . . . . . . . . . . . . . . . . . . . .    F-5
Consolidated Statements of Cash Flows for the Years Ended
     December 31, 1995, 1996 and 1997. . . . . . . . . . . . . . . . . . . . .    F-6
Notes to Consolidated Financial Statements for the Years Ended
     December 31, 1995, 1996 and 1997. . . . . . . . . . . . . . . . . . . . .    F-7

CONSOLIDATED FINANCIAL STATEMENT SCHEDULE
-----------------------------------------
Report of Independent Public Accountants on Financial Statement Schedule . . .   F-24
Schedule II - Valuation and Qualifying Accounts. . . . . . . . . . . . . . . .   F-25

                       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders and Board of Directors
3D Systems Corporation

We have audited the accompanying consolidated balance sheets of 3D Systems Corporation and Subsidiaries as of December 31, 1996 and 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of 3D Systems Corporation and Subsidiaries as of December 31, 1996 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.




/s/ COOPERS & LYBRAND L.L.P.
-------------------------------
Coopers & Lybrand L.L.P.

Los Angeles, California
February 24, 1998

                              3D SYSTEMS CORPORATION
                            Consolidated Balance Sheets
                    ASSETS                                   December 31, 1996    December 31, 1997
                                                             -----------------    -----------------
Current assets:
  Cash and cash equivalents                                  $      24,356,441    $      12,694,831
  Restricted cash (Note 17(c))                                         722,000                  ---
  Short-term investments (Note (2d))                                 3,759,492            3,498,265
  Accounts receivable, less allowances for
   doubtful accounts of $406,178 (1996) and
    $441,399 (1997)                                                 19,601,383           23,618,237
  Current portion of lease receivables (Note 3)                        987,362            1,257,006
  Inventories (Note 4)                                              12,309,588           12,164,633
  Deferred tax assets (Note 14)                                      2,958,227            3,319,651
  Prepaid expenses and other current assets                          2,332,337            2,305,163
                                                             -----------------    -----------------
       Total current assets                                         67,026,830           58,857,786

Property and equipment, net (Notes 5 and 18)                        14,452,504           16,895,011
Licenses and patent costs, net (Note 6 )                             3,660,568            5,464,351
Deferred tax assets (Note 14 )                                       1,821,000            3,971,000
Lease receivables, less current portion (Note 3)                     3,773,573            3,944,462
Other assets                                                         1,504,382            2,207,109
                                                             -----------------    -----------------
                                                             $      92,238,857    $      91,339,719
                                                             -----------------    -----------------
                                                             -----------------    -----------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                           $       3,805,930    $       4,885,831
  Accrued liabilities (Note 9)                                       6,890,343            8,814,193
  Current portion of long-term debt (Note 11)                          100,000               95,000
  Customer deposits                                                    894,111              238,248
  Deferred revenues                                                  5,572,892            6,514,868
                                                             -----------------    -----------------
       Total current liabilities                                    17,263,276           20,548,140

Other liabilities (Note 10)                                          1,472,991            1,491,534
Long-term debt, less current portion (Note 11)                       4,800,000            4,705,000
                                                             -----------------    -----------------
                                                                    23,536,267           26,744,674
                                                             -----------------    -----------------
Commitments and Contingencies (Note 17):
Stockholders' equity (Note 12):
  Preferred stock, $.001 par value.  Authorized 5,000,000
    shares; none issued
  Common stock, $.001 par value.  Authorized 25,000,000
    shares; issued and outstanding 11,358,892 (1996)
      and issued 11,450,071 and outstanding 11,425,071 (1997)           11,359               11,450
  Capital in excess of par value                                    72,527,768           73,856,965
  Accumulated deficit                                               (4,308,471)          (8,897,605)
  Cumulative translation adjustment                                    471,934             (210,827)
  Treasury stock, at cost, 25,000 shares                                   ---             (164,938)
                                                             -----------------    -----------------
        Total stockholders' equity                                  68,702,590           64,595,046
                                                             -----------------    -----------------
                                                             $      92,238,857    $      91,339,719
                                                             -----------------    -----------------
                                                             -----------------    -----------------

                   3D SYSTEMS CORPORATION
               Consolidated Statements of Operations
            Years ended December 31, 1995, 1996 and 1997

                                                              1995               1996                  1997
                                                        --------------      --------------      --------------
Sales:
  Products                                              $   43,543,618      $   53,228,089      $   59,148,861
  Services                                                  19,038,323          26,403,414          31,107,812
                                                        --------------      --------------      --------------
     Total sales                                            62,581,941          79,631,503          90,256,673
                                                        --------------      --------------      --------------

Cost of sales:
  Products                                                  19,328,055          24,893,210          35,462,442
  Services                                                  11,935,564          16,905,678          21,744,779
                                                        --------------      --------------      --------------
     Total cost of sales                                    31,263,619          41,798,888          57,207,221
                                                        --------------      --------------      --------------
Gross profit                                                31,318,322          37,832,615          33,049,452
                                                        --------------      --------------      --------------

Operating expenses:
  Selling, general and administrative (Note 18 )            20,302,494          24,747,871          29,653,342
  Research and development (Note 7)                          6,108,799           7,665,092          10,990,809
                                                        --------------      --------------      --------------

     Total operating expenses                               26,411,293          32,412,963          40,644,151
                                                        --------------      --------------      --------------

Income (loss) from operations                                4,907,029           5,419,652          (7,594,699)

Interest income                                              1,256,597           1,541,229           1,202,176
Interest expense                                               (41,967)           (128,860)           (356,203)
                                                        --------------      --------------      --------------

Income (loss) before income taxes                            6,121,659           6,832,021          (6,748,726)

Provision for income taxes (benefit) (Note 14 )             (2,795,663)          2,232,704          (2,159,592)
                                                        --------------      --------------      --------------


Net income (loss)                                       $    8,917,322      $    4,599,317      $   (4,589,134)
                                                        --------------      --------------      --------------
                                                        --------------      --------------      --------------

Weighted average shares outstanding                         10,246,002          11,322,973          11,397,529
                                                        --------------      --------------      --------------
                                                        --------------      --------------      --------------

Net income (loss) per common share                      $          .87      $          .41      $         (.40)
                                                        --------------      --------------      --------------
                                                        --------------      --------------      --------------

Weighted average shares outstanding
  and dilutive shares                                       10,707,825          11,741,635          11,397,529
                                                        --------------      --------------      --------------
                                                        --------------      --------------      --------------

Net income (loss) per common share
  assuming dilution                                     $          .83      $          .39      $         (.40)
                                                        --------------      --------------      --------------
                                                        --------------      --------------      --------------

See accompanying notes to consolidated financial statements.


                                              3D SYSTEMS CORPORATION
                                 Consolidated Statements of Stockholders' Equity
                                   Years ended December 31, 1995, 1996 and 1997


                                                Common
                                                 Stock    Capital in                    Cumulative                      Total
                                              Par Value  Excess of Par   Accumulated    Translation      Treasury    Stockholders'
                                   Shares        $.001      Value           Deficit     Adjustment         Stock        Equity
                                 ---------   ----------  -------------   -------------   -----------     ---------   -----------

Balance at December 31,  1994    9,156,050   $    9,156  $  37,580,028   $(17,825,110)   $   220,943     $    ---    $19,985,017
Issuances of common stock
 (Note12)                        2,064,842        2,065     31,587,103            ---            ---          ---     31,589,168
Exercise of stock options
  (Note 12 )                        58,340           58        412,871            ---            ---          ---        412,929
Tax benefit related to non-
 qualified stock options               ---          ---      1,835,000            ---            ---          ---      1,835,000
Contributed land (Note 18)             ---          ---        435,600            ---            ---          ---        435,600
Net income                             ---          ---            ---      8,917,322            ---          ---      8,917,322
Cumulative translation
 adjustment                            ---          ---            ---             ---      (224,581)         ---       (224,581)
                                 ---------   ----------  -------------   -------------   -----------     --------    -----------
Balance at December 31, 1995    11,279,232       11,279      71,850,602     (8,907,788)       (3,638)         -0-     62,950,455
Exercise of stock options
 (Note 12)                          79,660           80         484,141            ---           ---          ---        484,221

Issuance of warrants related to
 Keltool acquisition  (Note 7)         ---          ---         193,025            ---           ---          ---        193,025
Net income                             ---          ---             ---      4,599,317           ---          ---      4,599,317
Cumulative translation
 adjustment                            ---          ---             ---            ---       475,572          ---        475,572
                                 ---------   ----------   -------------  -------------   -----------    ---------    -----------
Balance at December 31, 1996    11,358,892       11,359      72,527,768     (4,308,471)      471,934          -0-     68,702,590
Exercise of stock options
 (Note 12)                          91,179           91         418,361            ---           ---          ---        418,452
Tax benefit related to non-
 qualified stock options               ---          ---         183,836            ---           ---          ---        183,836
Issuance of warrants related  to
 EOS acquisition  (Note 7)             ---          ---         727,000            ---           ---          ---        727,000
Net income                             ---          ---             ---     (4,589,134)          ---          ---     (4,589,134)
Cumulative translation
 adjustment                            ---          ---             ---            ---      (682,761)         ---       (682,761)
Purchase of treasury stock         (25,000)         ---             ---            ---           ---     (164,938)      (164,938)
                                 ---------   ----------   -------------  -------------   -----------    ---------    -----------
Balance at December 31, 1997    11,425,071   $   11,450   $  73,856,965  $  (8,897,605)  $  (210,827)   $(164,938)   $64,595,045
                                 ---------   ----------   -------------  -------------   -----------    ---------    -----------
                                 ---------   ----------   -------------  -------------   -----------    ---------    -----------

See accompanying notes
 to consolidated financial
    statements

                                          3D SYSTEMS CORPORATION
                                    Consolidated Statements of Cash Flows
                                  Years ended December 31, 1995, 1996 and 1997

Cash flows from operating activities:                                           1995           1996           1997
                                                                          -------------  ------------- ---------------
  Net income                                                              $   8,917,322  $   4,599,317 $   (4,589,134)
  Adjustments to reconcile net income to net cash
   provided by (used for) operating activities:
     Deferred income taxes                                                   (4,846,600)     1,549,717     (2,511,000)
     Depreciation of property and equipment                                   1,801,278      2,506,044      3,755,758
     Amortization of licenses and patent costs                                  515,811        586,243        732,386
     Amortization of software development costs                                 435,758        509,327        495,127
     Amortization of intangibles                                                    ---            ---        162,153
     Changes in operating assets and liabilities:
       Accounts receivable                                                   (7,355,901)    (5,104,652)    (4,938,252)
       Lease receivables                                                            ---     (4,760,935)      (440,533)
       Inventories                                                           (2,046,571)    (5,673,675)       (60,641)
       Prepaid expenses and other current assets                               (938,842)      (763,492)       (38,022)
       Other assets                                                            (637,799)      (986,547)    (1,403,621)
       Accounts payable                                                       2,599,705     (1,002,793)     1,266,286
       Accrued liabilities                                                    2,936,785        232,641      2,128,654
       Customer deposits                                                        767,964       (339,194)      (655,863)
       Deferred revenues                                                      1,334,208      1,758,444      1,047,674
       Other liabilities                                                        136,113       (126,681)        70,295
                                                                          -------------  ------------- ---------------
           Net cash provided by (used for) operating activities               3,619,231     (7,016,236)    (4,978,733)
                                                                          -------------  ------------- ---------------
Cash flows from investing activities:
  Purchase of property and equipment                                         (5,753,722)    (9,431,540)    (8,356,351)
  Disposition of property and equipment                                         613,885      1,413,563      2,382,104
  Increase in licenses and patent costs                                        (246,275)      (719,994)    (2,488,947)
  Purchase of short term investments                                                ---     (8,444,148)    (3,498,265)
  Proceeds from short term investments                                              ---      4,684,656      3,759,492
                                                                          -------------  ------------- ---------------
           Net cash used for investing activities                            (5,386,112)   (12,497,463)    (8,201,967)
                                                                          -------------  ------------- ---------------
Cash flows from financing activities:
  Net proceeds from stock offering                                           31,589,168            ---            ---
  Exercise of stock options and warrants                                        412,929        484,221        418,452
  Repayments of note payable                                                        ---            ---       (100,000)
  Tax benefit related to non-qualified stock options                          1,835,000            ---        183,836
  Restricted cash                                                                   ---            ---        722,000
  Proceeds from long term debt                                                      ---      4,900,000            ---
  Purchase of treasury stock                                                        ---            ---       (164,938)
                                                                          -------------  ------------- ---------------
           Net cash provided by financing activities                         33,837,097      5,384,221      1,059,350
                                                                          -------------  ------------- ---------------
  Effect of exchange rate changes on cash                                      (234,812)       226,992        459,740
                                                                          -------------  ------------- ---------------
Net increase (decrease) in cash and cash equivalents                         31,835,404    (13,902,486)   (11,661,610)
Cash and cash equivalents at the beginning of the period                      6,423,523     38,258,927     24,356,441
                                                                          -------------  ------------- ---------------
Cash and cash equivalents at the end of the period                        $  38,258,927  $  24,356,441 $   12,694,831
                                                                          -------------  ------------- ---------------
                                                                          -------------  ------------- ---------------
Supplemental disclosures of cash flow information:
     Cash paid during the period for:
         Interest                                                         $      31,556  $     103,667 $      346,383
                                                                          -------------  ------------- ---------------
                                                                          -------------  ------------- ---------------
         Income taxes                                                     $     461,010  $   1,708,808 $      274,509
                                                                          -------------  ------------- ---------------
                                                                          -------------  ------------- ---------------


See accompanying notes
 to consolidated financial
    statements

                                              3D SYSTEMS CORPORATION
                                 Notes to Consolidated Financial Statements
                                 Years ended December 31, 1995, 1996 and 1997

(1)  ORGANIZATION AND BUSINESS

     3D Systems Corporation (the "Company") develops, produces and markets Stereolithography Apparatus ("SLA") and Actua 2100 systems and related materials, parts and services. 3D Systems, Inc., a California based corporation ("3D California"), an indirect wholly-owned subsidiary of the Company, directly and through its subsidiaries, conducts substantially all of the Company's business.

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

     (b)  SALES AND CONCENTRATION OF CREDIT RISK

          Revenues from the sale of the Company's systems and related products is recognized upon shipment and satisfaction of significant vendor obligations, if any. The Company provides end users with up to one year of free maintenance and warranty services, and defers a portion of its revenues for these costs at the time of sale. After the initial period, the Company offers these customers optional maintenance contracts; revenue related to these contracts is deferred and recognized ratably over the period of the contract. To date, the Company has not experienced any significant warranty claims or product returns.

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

     (e)  LEASES

          At the inception of a lease, the gross lease receivable, the reserve for potential losses, the estimated residual value of the leased equipment and the unearned lease income are recorded. The unearned lease income represents the excess

                               3D SYSTEMS CORPORATION
of the gross lease receivable plus the estimated residual value over the cost of the equipment leased and is recorded in deferred revenue.

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

     (j)  CAPITALIZED SOFTWARE COSTS

          Certain software development and production costs are capitalized upon a product's reaching technological feasibility. As of December 31, 1996 and 1997, the Company had cumulatively capitalized software development costs of $2,916,664 and $3,418,058, respectively. Costs capitalized in 1996 and 1997 were $341,082 and $501,394, respectively. Amortization of software development costs begins when the related products are available for market. Amortization expense amounted to $435,758, $509,327 and $495,127 for 1995, 1996 and 1997, respectively, based on the straight-line method using estimated useful lives of two years. Net capitalized costs aggregated $524,724 and $530,991 at December 31, 1996 and 1997,
          respectively, and are included in other assets in the accompanying consolidated balance sheets.

     (k)  FOREIGN CURRENCY TRANSLATION

          The assets and liabilities of the Company's foreign operations are translated at the end of the period exchange rates; revenues and expenses are translated at the average exchange rates prevailing during the period. The effect of the unrealized exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are accumulated as a separate component of stockholders' equity. Gains and losses resulting from foreign currency transactions are included in operations during the period realized. The aggregate foreign exchange gains (losses) included in operations were $143,108, $8,773 and ($478,643) for 1995, 1996 and 1997, respectively. To date, the Company has not entered into hedging transactions to protect against changes in foreign currency exchange rates.

     (l)  RESEARCH AND DEVELOPMENT COSTS

          Research and development costs are expensed as incurred.

                              3D SYSTEMS CORPORATION

     (m)  COMPUTATION OF NET INCOME (LOSS) PER COMMON SHARE

          The Company adopted SFAS No. 128, "Earnings Per Share" for the year ended December 31, 1997, and has restated earnings per common share for all periods presented in accordance with the new standard . Net income (loss) per common share is computed by dividing net income
          (loss) by the weighted average number of shares of common stock outstanding during the period. Net income (loss) per common share assuming dilution is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued. Potential common shares related to stock options and stock warrants and are excluded from the computation when their effect is antidilutive.

          The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations for the years ended December 31, 1995, 1996 and 1997:

                                                                             1995            1996            1997
                                                                        --------------------------------------------
          Numerator:
            Net income (loss) - numerator for net income (loss) per
             common share and net income (loss) per common share
              assuming dilution                                          $  8,917,322   $  4,599,317    $(4,589,134)
          Denominator:
           Denominator for net income (loss) per common share -
            weighted average shares                                        10,246,002     11,322,973     11,397,529
          Effect of dilutive securities:
           Stock options                                                      461,823        418,662            ---
          Denominator for net income (loss) per common share,
           assuming dilution
            Adjusted weighted average shares and assumed conversions       10,707,825     11,741,635     11,397,529


          Common shares related to stock options and stock warrants that are antidilutive amounted to approximately 0, 731,666 and 1,872,592 for the years ended December 31, 1995, 1996, and 1997 respectively.


     (n)  ADVERTISING COSTS

          Advertising costs are expensed as incurred. Advertising expenses were approximately $1,407,000, and $1,955,000 and $2,946,000 for the
          years ended 1995, 1996 and 1997, respectively.

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

     (p)  STOCK - BASED COMPENSATION

          In 1996 the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation". This standard establishes a fair value method for accounting for stock-based compensation plans either through recognition or disclosures. The Company adopted this standard by choosing the disclosure option rather than expense recognition. See
          Note 12.

     (q)  RECENT ACCOUNTING PRONOUNCEMENTS

          On June 30, 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS 130 is effective for fiscal years beginning after December 15, 1997 and will require additional disclosures for all periods presented but will not impact reported amounts of net income
          (loss) of the Company.

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

(3)  LEASES

                                                                       1996                  1997
                                                                   -------------       -------------
Total minimum lease payment receivable                             $   4,402,152       $   4,588,034
Estimated unguaranteed residual value                                    358,783             613,434
                                                                   -------------       -------------
Gross investment in leases                                             4,760,935           5,201,468
Unearned income                                                         (848,228)           (979,144)
                                                                   -------------       -------------
    Total investment in leases                                     $   3,912,707       $   4,222,324
                                                                   -------------       -------------
                                                                   -------------       -------------
Short-term interest in leases                                      $     691,920       $     888,510
Long-term interest in leases                                       $   3,220,787       $   3,333,814

     Future minimum lease payments to be received as of December 31, 1997:

                                                                            1998       $   1,257,006
                                                                            1999           1,196,619
                                                                            2000           1,196,619
                                                                            2001             793,485
                                                                            2002             144,305

(4)  INVENTORIES
     Components of inventories at December 31, 1996 and 1997 are as follows:

                                                                        1996                1997
                                                                   -------------       -------------
Raw materials                                                      $   4,517,981       $   2,259,504
Work in process                                                        1,226,627           1,141,702
Finished goods                                                         6,564,980           8,763,427
                                                                   -------------       -------------
                                                                   $  12,309,588       $  12,164,633
                                                                   -------------       -------------
                                                                   -------------       -------------

                                      F-10

(5)  PROPERTY AND EQUIPMENT

     Property and equipment at December 31, 1996 and 1997 are summarized as follows:

                                                                       1996                  1997
                                                                   -------------       -------------
Land and building                                                  $   4,613,051       $   4,613,051
Machinery and equipment                                               12,477,147          15,704,394
Office furniture and equipment                                         2,302,613           2,713,906
Leasehold improvements                                                 1,809,169           2,100,530
Rented equipment                                                         676,669             906,098
Construction in progress                                                 461,010           1,119,065
                                                                   -------------       -------------
                                                                      22,339,659          27,157,044
Less accumulated depreciation and
  amortization                                                        (7,887,155)        (10,262,033)
                                                                   -------------       -------------
                                                                  $   14,452,504      $   16,895,011
                                                                   -------------       -------------
                                                                   -------------       -------------

(6)  LICENSES AND PATENT COSTS

     Licenses and patent costs, at December 31, 1996 and 1997 are summarized as follows:

                                                                        1996                1997
                                                                   -------------       -------------
Licenses, at cost                                                  $   2,582,862       $   3,607,862
Patent costs                                                           4,852,087           6,274,271
                                                                   -------------       -------------
                                                                       7,434,949           9,882,133
Less accumulated amortization                                         (3,774,381)         (4,417,782)
                                                                   -------------       -------------
                                                                   $   3,660,568       $   5,464,351
                                                                   -------------       -------------
                                                                   -------------       -------------

     (a) In 1996 and 1997, the Company incurred and capitalized $469,995 and $330,561, respectively, of costs to develop and extend patents in the United States, Japan, Europe and certain other countries and expensed previously developed capitalized patent costs of $341,302 and $392,862, respectively.

     (b) Effective January 5, 1990, 3D California acquired the patents for stereolithography technology from UVP, Inc. ("UVP") in exchange for $9,075,000, $500,000 of which was paid in cash and $350,000 in offsets of costs incurred by the Company on behalf of UVP. The initial payment and offsets ($850,000) have been capitalized and are being amortized over the remaining life of patents (approximately 5 years at December 31, 1997). The agreement further provided for payment deferrals during 1990 through 1992 aggregating $950,000. The Company accrues royalty expense based upon the sales levels of SLA machines under the agreement, up to a maximum of $8,225,000. In 1995, 1996 and 1997, royalty expense aggregated $567,916, $674,182 and $667,904, respectively, and is included in cost of sales-products in the accompanying consolidated statements of operations. Royalty obligations at December 31, 1996 and 1997 are $1,624,182 and $1,612,450 respectively, and are included in the accompanying consolidated balance sheets (see Notes 9 and 10). In the event the Company licenses the acquired technology to a third party, the Company is required to pay UVP 50% of the royalties it receives up to an aggregate maximum of $8,225,000, including the Company's payments based on sales levels of its SLA machines. UVP has retained a security interest in the purchased technology until the purchase price is fully paid.

     (c) The excess of the cost of the Company's investment in 3D California over the related underlying equity in the net assets of the subsidiary at the date of acquisition ($2,011,707) has been attributed to the licenses and patents of 3D California and is being amortized on the same basis as the underlying licenses and patents.

(7)  ACQUISITION

     a) On September 9, 1996, 3D California, purchased substantially all of the assets and business operations of Keltool, Inc. ("Keltool"), of St. Paul, Minnesota, a Company which produces steel tooling for plastic injection molding machines based on a patented process using sintered powdered steel. Acquired in-process technology valued at $430,000 was expensed immediately. The purchase price paid by the Company included $1,740,000 payable in cash (of which $875,000 was paid on September 9, 1996 and $865,000 paid on October 10, 1996), the assumption of certain liabilities ($13,000) and the value of warrants to purchase 50,000 shares of the Company's common stock at an exercise price of $14.75 per share
     ($193,000). The warrants were issued at fair market value and expire on September 9, 1999.

The allocation of the purchase consideration for Keltool was as follows:

Trade receivables                                        $      72,000
Inventory                                                       46,000
Equipment                                                      505,000
In process research and development projects                   430,000
Intangible assets                                              893,000
                                                         -------------
                                                         $   1,946,000
                                                         -------------
                                                         -------------

The results of operations relating to Keltool from September 9, 1996 through December 31, 1996 are included with those of the Company and were not significant.

b) On September 22, 1997, the Company completed the acquisition of the rapid prototyping "Stereos" product line assets and business from EOS GmbH of Germany, formerly 3D's major European competitor. The acquisition is expected to enhance the Company's competitive global market position, particularly in Europe. Under the terms of the agreement, 3D is obligated to pay $3.25 million, subject to certain adjustments based on final determination of the value of the assets acquired, issued a warrant to buy 150,000 of 3D's common shares at $8.00 per share exercisable within the three year period following the closing (valued at $727,000), and granted EOS exclusive licenses to 3D patents related to laser sintering. Additionally, the Company agreed to settle all pending patent infringement and unfair competition lawsuits brought against EOS and an EOS customer.

In accordance with the purchase method of accounting, the purchase price has been allocated to the underlying assets and liabilities based on their respective fair values at the date of acquisition. The in-process research and development was expensed in the quarter ended September 26, 1997 as a nonrecurring cost after determining that it had not reached technological feasibility and for which there is no alternative future use.

The total purchase price was allocated as follows:

In process research and development projects              $  2,045,000
Inventory                                                      360,000
Intangible assets                                            1,670,000
                                                         -------------
                                                         $   4,075,000
                                                         -------------
                                                         -------------

(8)  NOTE PAYABLE

In August 1997 , the Company extended its credit facility with Silicon Valley Bank ("SVB") (the "Credit Facility"). Under the terms of the agreement, which remains in effect through August 18, 1998, the Company can borrow from SVB up to $10,000,000, at prime. The Credit Facility, which is unsecured, contains certain financial covenants including the maintenance of certain financial ratios, working capital, tangible net worth as well as covenants limiting mergers, acquisitions, recapitalizations, dividends, loans to others, and hypothecation of assets or corporate guarantees. Since inception of the Credit Facility (June 1993) and at all times through December 31, 1997, the Company has not utilized the facility.

(9)  ACCRUED LIABILITIES

Accrued liabilities at December 31, 1996 and 1997 are as follows:


                                                 1996               1997
                                            -------------     -------------
Employee related benefits                   $   1,948,296     $   1,853,617
Payroll and related taxes                         926,645         1,352,106
Rent                                              368,575           361,531
Commissions                                       839,251           708,161
Restructuring                                         ---           771,344
Warranty                                          397,671           810,244
UVP royalties                                     674,182           662,450
Sales tax                                         414,660           400,830
EOS acquisition costs                                 ---           486,484
Other                                           1,321,063         1,407,426
                                            -------------     -------------
                                            $   6,890,343     $   8,814,193
                                            -------------     -------------
                                            -------------     -------------

(10) OTHER LIABILITIES

Other liabilities at December 31, 1996 and 1997 are as follows:


                                                 1996               1997
                                              -----------       -----------
Royalty payable                               $   950,000       $   950,000
Retirement plan                                   329,039           398,676
Other                                             193,952           142,858
                                              -----------       -----------
                                            $   1,472,991     $   1,491,534
                                              -----------       -----------
                                              -----------       -----------


(11) LONG-TERM DEBT

     On August 20, 1996, the Company completed a $4.9 million variable rate industrial development bond financing of its Colorado facility. Interest on the bonds are payable monthly (the interest rate at December 31, 1997 was 4.05%). Principal payments are payable in semi-annual installments beginning in February 1997 through August 2016. The bonds are collateralized by an irrevocable standby letter of credit issued by Norwest Bank Minnesota, N.A. which is further collateralized by the building and related machinery and equipment as well as a standby letter of credit issued by SVB in the amount of approximately $1.3 million. The terms of the letters of credit require the Company to maintain specific levels of minimum tangible net worth, debt to equity ratio and quick ratio. Annual maturities of long-term debt are as follows:


   1998                                        $      95,000
   1999                                              100,000
   2000                                              110,000
   2001                                              120,000
   2002                                              135,000
   thereafter                                      4,240,000
                                               -------------
   Total                                           4,800,000
   Less current portion                               95,000
                                               -------------
    Long-term debt                             $   4,705,000
                                               -------------
                                               -------------

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

          A summary of the status of the Company's stock options is summarized below:


                                                  1995                    1996                    1997
                                        -----------------------------------------------------------------------
                                                         Wgtd.                 Wgtd.                    Wgtd.
                                                         Avg.                  Avg.                     Avg.
                                                         Exer.                 Exer.                    Exer.
                                           Shares        Price       Shares    Price      Shares        Price
                                        -----------------------------------------------------------------------
Outstanding at beginning of year           735,686   $    5.89      688,990   $  6.12   1,549,419       $11.91
  Granted                                   25,600       16.55      961,401     15.51     524,633         8.86
  Exercised                                (58,340)       7.08      (87,091)     6.52     (97,849)        4.85
  Lapsed or canceled                       (13,956)       9.44      (13,881)     7.21    (303,618)       17.48
                                          ----------              -----------           ----------
Outstanding at year end                    688,990        6.12    1,549,419     11.91   1,672,585        10.30
                                          ----------              -----------           ----------
                                          ----------              -----------           ----------

Options exercisable at year end            525,383                  472,135               649,657
Options available for future grant         164,655                  717,114               496,120

Weighted average fair value of
 options granted during the year:
                                      $       7.99              $     10.50          $       4.75


          The following table summarizes information about stock options outstanding at December 31, 1997:

                                                    Options Outstanding                 Options Exercisable
                                      -------------------------------------------   ----------------------------
                                                        Wgtd. Avg.
                                          Number         Remaining    Wgtd. Avg.       Number       Wgtd. Avg.
                                         Outstanding    Contractual     Exercise      Outstanding    Exercise
Range of Exercise Price:                 at 12/31/97      Life            Price      at 12/31/97       Price
                                      -------------------------------------------   ----------------------------
$3.00 to 4.99                              243,251           2.62    $      4.82        243,251    $      4.82
5.00 to 9.99                               593,199           7.98           7.38        161,067           5.39
10.00 to 14.99                             603,835           8.50          10.54        180,097          10.68
15.00 to 19.99                              11,999           5.41          17.26          7,667          12.11
20.00 to 24.50                             220,301           8.08          23.19         57,575          23.24
                                         ---------                                      -------
                                         1,672,585           7.38          10.30        649,657           8.31
                                         ---------                                      -------
                                         ---------                                      -------


          As of December 31, 1997, options for 320,200 shares, 140,000 shares and 35,920 shares of Common Stock were available for grant under the 1996 Plan, Director Plan and 1989 Plan, respectively (496,120 shares in the aggregate).

          The 1996 Plan and 1989 Plan also provide for the issuance of Stock Appreciation Rights (SARs) and Limited Stock Appreciation Rights (LSARs). As of December 31, 1996, no SARs or LSARs have been issued.

     (c) On June 26, 1995, the Company issued 1,583,334 shares of common stock pursuant to a public offering of its common stock at $16.75 per share (the "Offering"). On June 29, 1995, the underwriters exercised their option to purchase an additional 465,000 shares to cover overallotments related to the Offering (the "Overallotment"). Net proceeds from the Offering (including the Overallotment), after deducting underwriting discounts, commissions and related
          cash expenses was approximately $31,500,000.   Concurrent with the
          Offering, the Company's bank exercised its warrant to purchase 16,666 shares of common stock at a price of $4.32 per share ($71,997 in the aggregate).

     (d) In December 1995, the Company's Board of Directors adopted a Shareholders Rights Plan (the "Plan"). Under the provisions of the Plan, the Company distributed to its stockholders, rights entitling the holders to purchase one-
         hundredth of a share of Series A Preferred Stock for each share of Common Stock then held at an exercise price of $75. Upon the occurrence of certain "triggering events," each right entitles its holder to purchase, at the rights then-current exercise price, a number of shares of common stock of the Company having a market value equal to twice the exercise price. A triggering event occurs ten days following the date a person or group (other than an "Exempt Person"), without the consent of the Company's Board of Directors, acquires 15% or more of the Company's common stock or upon the announcement of a tender offer or an exchange offer, the consummation of which would result in the ownership by a person or group of 15% or more of the Company's common stock. An Exempt Person includes Ciba Specialty Chemicals Holding, Inc. (formerly Ciba-Geigy Limited) ("CSC Holding"), which beneficially owned approximately 15.1% of the issued and outstanding common stock of the Company at December
         31, 1996. The Plan permits CSC Holding to increase its ownership position in the Company up to 28.7% of the issued and outstanding common stock of the Company without losing its status as an Exempt Person. The rights will expire on December 3, 2005.

    (e) On May 6, 1997, the Company announced that its board of directors had authorized the Company to buy up to 1.5 million of its shares in the open market and through private transactions. During 1997 the Company purchased 25,000 of its own shares for approximately $165,000. The Company will continue to acquire additional shares from time to time at prevailing market prices, at a rate consistent with the combination of corporate cash flow and market conditions.

   (f)   The Company has adopted the disclosure-only option under SFAS No.
         123, "Accounting for Stock Based Compensation," as of December 31, 1996. Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for the Plans under the fair value method of the Statement. The fair value of options issued under the Plans was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: no dividend yield, volatility factor of the expected market price of the Company's common stock of .60 for 1995 and 1996 and .58 for 1997, a forfeiture rate of .05 for 1995 and 1996 and zero for 1997, a weighted-average expected life of the options of 3.5 years, 4.0 years and 3.9 years for 1995, 1996 and 1997, respectively and a risk-free interest rate of 6.28%, 6.24% and 6.28% for 1995, 1996 and 1997, respectively.
         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma net income (loss), net income (loss) per common share and net income (loss) per common share assuming dilution would approximate the following:


                                                                          As Reported       Pro Forma
                                                                       ---------------   --------------
                    Year Ended December 31, 1997:
                    Net income (loss)                                  $   (4,589,134)   $  (6,943,277)
                    Net income (loss) per share                                  (.40)            (.61)
                    Net income (loss) per share assuming dilution                (.40)            (.61)

                    Year Ended December 31, 1996:
                    Net income                                          $   4,599,317    $   3,473,417
                    Net income per share                                          .41              .31
                    Net income (loss) per share assuming dilution                 .39              .30

                    Year Ended December 31, 1995:
                    Net income                                         $    8,917,322   $    8,888,952
                    Net income per share                                          .87              .87
                    Net income (loss) per share assuming dilution                 .83              .83


          The effects of applying SFAS No. 123 in this proforma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to awards prior to 1995, and additional awards in future years are anticipated.

(13) RELATED PARTY TRANSACTIONS

     During 1995, 1996 and 1997, the Company purchased materials from an indirect wholly-owned subsidiary of CSC Holding (a 15.1% beneficial stockholder of the Company) aggregating approximately $5,984,000,
     $6,457,000 and $8,831,000, respectively.    Sales in 1995,  1996 and 1997
     amounted to approximately $772,000,  $253,000 and $131,000.   Approximately
     $441,000 of net accounts receivable and $68,000 of net accounts payable are included in the accompanying consolidated balance sheet at December 31, 1996 and December 31, 1997, respectively.

(14) INCOME TAXES

     The components of the Company's pretax income are as follows:

                           1995                1996                   1997
                      -------------       -------------        ---------------
Domestic              $   6,417,867       $   9,126,264        $   (5,692,955)
Foreign                    (296,208)         (2,294,243)           (1,055,771)
                      -------------       -------------        ---------------
   Total              $   6,121,659       $   6,832,021        $   (6,748,726)
                      -------------       -------------        ---------------
                      -------------       -------------        ---------------


     The components of the Company's net deferred tax assets are as follows:

                                             December 31, 1996  December 31, 1997
                                             -----------------  -----------------
Deferred tax assets:
   Research tax credits                      $   1,985,000      $   2,274,000
   Alternative minimum tax credits                 360,000            369,000
   California manufacturer credit                   62,000            202,000
   Net operating loss carryforwards              2,800,000          5,252,000
   Inventory reserves                              707,000            614,000
   Accrued liabilities                           1,228,000          1,486,000
   Allowance for doubtful accounts                 158,000            194,000
   Patents and licenses                            469,000            748,000
   Property and equipment (excess tax
     basis over book basis)                        304,227                ---
   Deferred compensation                            57,000              7,000
   Other                                               ---             65,000
                                             -----------------  -----------------
   Total deferred tax assets                     8,130,227         11,211,000

   Valuation allowance                          (1,763,000)        (2,114,000)
                                             -----------------  -----------------
   Net deferred tax assets                       6,367,227          9,097,000
                                             -----------------  -----------------
Deferred tax liabilities:
   Deferred lease revenue                        1,328,000          1,369,000
   Software development                            250,000            212,000
   Property and equipment (excess book
     basis over tax basis)                             ---            214,000
   Other                                            10,000             11,349
                                             -----------------  -----------------
   Total deferred tax liabilities                1,588,000          1,806,349
                                             -----------------  -----------------
Net deferred tax assets                      $   4,779,227      $   7,290,651
                                             -----------------  -----------------
                                             -----------------  -----------------

                                      F-17

The valuation allowance for deferred taxes was increased by $351,000 during 1997 primarily due to foreign net operating losses. Recognition of deferred tax assets of $3,012,118 or $.28 per share of common stock in 1995 was based on the Company's recent positive income trend and estimates of future taxable
income.   Although realization is not assured, management believes it is more likely than not that the Company will realize the benefit of the net deferred tax assets. The amount of the net deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced. Additionally, the valuation allowance at December 31, 1996 and 1997 relates exclusively to foreign deferred tax assets.

     The components of income tax expense (benefit) for the years ended December 31, 1995, 1996 and 1997 are as follows:


     Current:                                           1995                 1996             1997
                                                      -----------       -----------        -----------
       U.S. federal                                   $   159,860       $   417,733        $   292,056
       State                                               32,657           244,080             29,673
       Foreign                                             23,938            20,000             60,890
                                                      -----------       -----------        -----------
          Total current                                   216,455           681,813            382,619
                                                      -----------       -----------        -----------
     Deferred:
       U.S. federal                                    (2,760,000)        1,037,000         (2,120,593)
       State                                             (283,000)          533,000           (421,194)
       Foreign                                             30,882           (19,109)              (424)
                                                      -----------       -----------        -----------
          Total deferred                               (3,012,118)        1,550,891         (2,542,211)
                                                      -----------       -----------        -----------
          Total income tax expense (benefit)       $   (2,795,663)    $   2,232,704     $   (2,159,592)
                                                      -----------       -----------        -----------
                                                      -----------       -----------        -----------

     The overall effective tax rate differs from the statutory federal tax rate for the years ended December 31, 1995, 1996 and 1997, as follows:


                                                                 % of Pretax Income (Loss)
                                                            1995          1996             1997
                                                        -----------  ------------      -----------
Tax provision based on the federal statutory rate           34.0%          34.0%          (34.0)%
Alternative minimum taxes                                     2.6            1.8            ---
State taxes, net of federal benefit                          (2.7)           7.5           (3.9)
Utilization of net operating losses                         (34.0)         (17.8)           ---
Foreign net operating losses with no benefit
 recognition                                                  2.3           16.9            6.1
Research tax credits                                          ---          (11.7)           ---
Foreign taxes                                                 .9             ---             .9
Recognition of deferred tax assets                          (48.8)           ---            ---
Foreign sales corporation benefit                             ---           (2.1)          (1.4)
Other                                                         ---            4.1             .3
                                                        -----------  ------------      -----------
                                                            (45.7)%        32.7%          (32.0)%
                                                        -----------  ------------      -----------
                                                        -----------  ------------      -----------

                                      F-18

     As of December 31, 1997, the Company has net operating loss carryforwards for United States federal income taxes and foreign income tax purposes of approximately $9,847,000 and $5,011,000 respectively. The United States federal net operating loss carryforwards expire through 2017, and the foreign net operating loss carryforwards expire through 2002, except for certain operating losses which do not expire. Ultimate utilization of these loss carryforwards is dependent on future taxable earnings of the Company.

     Approximately $4,813,000 of the United States federal and $1,586,000 of state net operating loss carryforwards at December 31, 1994 related to tax benefits available to the Company as a result of stock options exercised. The tax benefit was credited to capital in excess of par value in 1995.

     The Company has research and experimentation tax credit carryforwards for United States federal and state income tax purposes of $1,504,000 and $770,000 respectively, which are available through December 31, 2007 and 2008, respectively.

     In addition, the Company has alternative minimum tax credit carryforwards for United States federal and state income tax purposes at December 31, 1997 of $340,000 and $29,000, respectively.

(15) EMPLOYEE BENEFIT PLAN

     In 1989, 3D California adopted a defined contribution 401(k) plan (the "Plan") for its employees. Employees must be at least 21 years of age and must have at least 6 consecutive months of service with the Company to be eligible for the Plan. Participants may contribute between 1% and 15% of their compensation to the Plan. The Company may make discretionary matching contributions limited to 50% of the employee contribution up to a maximum of 3-1/2% of the employee's compensation or discretionary profit sharing contributions. Participants are fully and immediately vested in employee contributions and vest in employer contributions over a four year
     period.   For the years ended December 31, 1995 and 1996 the Company accrued profit sharing contributions of  $200,000 and $229,966,
     respectively, which were funded on   March 12, 1996 and March 5, 1997,
     respectively.  No profit sharing was accrued for the year ended
     December 31, 1997.

(16) GEOGRAPHIC SALES INFORMATION

     All of the Company's assets are devoted to the manufacture and sale of Company systems , together with related supplies and services.

     Summarized data for the Company's operations are as follows:

                                                                             Rest of
                                                      USA        Germany      Europe        Asia         Eliminations       Total
----------------------------------------------------------------------------------------------------------------------------------
                                                                              (In thousands)
For the year ended December 31, 1995:
 Sales to unaffiliated customers                 $    40,554  $    10,219   $   6,429      $   5,380    $       ---     $   62,582
 Inter-area sales                                      9,648          ---         ---            ---         (9,648)           ---
 Income (loss) from operations                         6,168         (380)         24            ---           (905)         4,907
Identifiable assets at December 31, 1995              70,363        8,405       4,680            ---         (1,897)        81,551
For the year ended December 31, 1996:
 Sales to unaffiliated customers                      52,727       10,694      10,948          5,263            ---         79,632
 Inter-area sales                                     12,577          102         ---            ---        (12,679)           ---
 Income (loss) from operations                         7,166       (2,276)       (148)           ---            678          5,420
Identifiable assets at December 31, 1996              76,432        7,682       8,333            ---           (208)        92,239
For the year ended December 31, 1997:
 Sales to unaffiliated customers                      52,830       16,132      12,685          8,610            ---         90,257
 Inter-area sales                                     17,671          510         377            ---        (18,558)           ---
 Income (loss) from operations                        (6,481)         (64)       (810)           ---           (240)        (7,595)
Identifiable assets at December 31, 1997              69,657       12,964       8,788            183           (252)        91,340

     Inter-area sales to the Company's foreign subsidiaries are recorded at amounts consistent with prices charged to distributors, which are above cost.

(17) COMMITMENTS AND CONTINGENCIES

     (a) The Company leases its facilities under noncancelable operating leases expiring through December 2002. The leases are generally on a net-rent basis, whereby the Company pays taxes, maintenance and insurance. Leases that expire are expected to be renewed or replaced by leases on other properties. Rental expense for the years ended December 31, 1995, 1996 and 1997 aggregated approximately
          $1,192,000,  $1,642,000 and $2,575,000 respectively.

     Minimum annual rental commitments under the leases at December 31, 1997 are as follows:

     Year ending December 31:
                    1998                      $    2,412,800
                    1999                           2,180,000
                    2000                           2,019,300
                    2001                           1,569,300
                    2002                           1,299,300
                    thereafter                     1,630,100
                                             ---------------
                                             $    11,110,800
                                             ---------------
                                             ---------------


     (b) 3D California is a party to an agreement with Ciba Specialty Chemicals Inc. ("CSC") and certain of its subsidiaries (the "Photopolymer Research Agreement"), dated August 15, 1990, relating to the research and development of photopolymers, photopolymerizable monomers and photoinitiators for use with stereolithography technology. The agreement obligates each of the parties to cooperate in the development of photopolymers, photopolymerizable monomers and photoinitiators. The agreement provides that the parties shall deal exclusively with each other in the development of stereolithographic products except that: (a) 3D California may recommend to its customers products produced by suppliers other than CSC in the event that another supplier produces products suitable for stereolithography and CSC cannot produce a product with similar performance parameters,
          (b) 3D California may pursue the development of certain products developed pursuant to the agreement if CSC determines it has no capabilities or interest in such products, (c) CSC may cooperate in developing competing products if such products involve new fields of technology in which 3D California does not have and is not able within a reasonable time to develop expertise.

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

     (c) On May 24, 1993, 3D Systems, Inc. and its wholly-owned German subsidiary, 3D Systems GmbH (both referred to as "3D") filed a patent infringement lawsuit against EOS, a European competitor, seeking compensation from EOS for infringing patents owned by 3D.

          On November 2, 1994, 3D GmbH filed a patent infringement lawsuit against Leopold Kostal GmbH & Co., a German customer of EOS, seeking compensation from Kostal for infringing patents owned by 3D, as well as an injunction barring Kostal from using the EOS equipment.

          In August, 1997, these lawsuits were settled as part of an agreement under which 3D also acquired the stereolithography-related assets of EOS, with each of the parties bearing their own expenses. The lawsuit against EOS was officially withdrawn on October 6, 1997. The lawsuit against Kostal was officially withdrawn on October 1, 1997. Neither lawsuit may be reinstituted. Accordingly, the court order which required 3D to post a performance bond in the amount of 1.1 million Deutchmarks to cover certain potential legal fees in the event of an unfavorable outcome to 3D was also withdrawn and the restriction on cash eliminated.

     (d) On January 13, 1997, 3D Systems, Inc. (the "Company") filed a complaint ("Complaint") in the United States District Court, Central District of California, against Aarotech Laboratories, Inc. ("Aarotech"), Aaroflex, Inc. ("Aaroflex") and Albert C. Young ("Young"). Aaroflex is the parent corporation of Aarotech. Young is the Chairman of the Board and

          Chief Executive Officer of boh Aarotech and Aaroflex. The Complaint alleges that stereolithography equipment manufactured by Aaroflex infringes on six of the Company's patents. The Company seeks damages and injunctive relief from the defendants. The defendants have threatened to sue the Company for trade libel. To date, the defendants have not filed such a suit.

          The defendants filed a motion to dismiss the complaint or transfer the case to their home district in Virginia. The Court granted this motion to dismiss on the grounds of lack of personal jurisdiction.
          The Company has filed an appeal of this ruling to the Federal Court of Appeals, where it is currently pending, with a date for oral hearing set for March 2, 1998. In October 1997, defendants asserted that since they prevailed on their motion to dismiss, they were entitled to Rule 11 sanctions in the amount of $137,139 to be paid by Loeb & Loeb LLP and/or 3D. Defendants served discovery requests directed to these Rule 11 sanctions issues. Subsequently, the trial court ruled that the question of whether defendants may conduct Rule 11 discovery must await the outcome of the pending appeal. A Rule 11 sanctions motion has not yet been served or filed.

     (e) CENTURI CORP., DBA ESTES INDUS., COX ACQUISITION CORP., DBA COX V. 3D SYSTEMS CORP., ROGERS TOOL & DIE, L.A.S.C. Case No. BC 177962 (filed September 16, 1997) (FDH/RSC).

          In January 1997, 3D Systems, Inc. entered into two contracts with Centuri Corp., dba Estes Indus., Cox Acquisition Corp., dba Cox ("Cox") under which 3D was to create certain tooling for Cox. Cox purported to terminate the contracts in or about August 1997.

          On September 16, 1997, Cox initiated a lawsuit against 3D for Breach of Oral Contract, Fraud, Negligent Misrepresentation, Conversion, Money Had and Received, and Accounting. The suit also named Rogers Tool & Die, another contractor hired by Cox to work with 3D in creating the tooling. Cox contended that it was damaged by 3D's and Rogers' alleged inability to timely complete the contracts. On October 31, 1997, 3D demurred to Cox's Verified Complaint. Rogers joined in 3D's demurrer. 3D's demurrer contended that written, not oral, contracts governed the relationship of the parties, that the Complaint did not adequately plead the required elements of fraud, that the Complaint failed to state a claim for Negligent Misrepresentation, Conversion, and Money Had and Received, and that Accounting was not actually a cognizable cause of action, but an equitable remedy.

          After a hearing on December 2, 1997, the Court sustained 3D's demurrer, ordering Cox to file an amended complaint. On January 29, 1998, Cox filed a Verified Amended Complaint, asserting causes of action for Breach of Written Contract, Fraud, and Negligent Misrepresentation. The Verified Amended Complaint also stated identical claims against Rogers. 3D's current response date is March 16, 1998.

          The Company believes that the case has no merit and intends to vigorously defend this action.

     (f) Many computer systems experience problems handling dates beyond the year 1999. Therefore, some computer hardware and software will need to be modified prior to the year 2000 in order to remain functional. The Company is assessing both the internal readiness of its computer systems and the compliance of its computer products and software sold to customers for handling the year 2000. The Company expects to implement successfully the systems programming changes necessary to address year 2000 issues, and does not believe that the cost of such actions will have a material effect on the Company's results of operations or financial condition. There can be no assurance, however, that there will not be a delay in, or increased costs associated with, the implementation of such changes, and the inability to implement such changes could have an adverse effect on future results of operations.

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

(19) SUBSEQUENT EVENTS

     In connection with the Company Stock Buy Back Plan during January 1998, the Company purchased 200,000 of its own shares at an approximate aggregate amount of $1,375,000. The Company will continue to acquire additional shares from time to time at prevailing market prices, at a rate consistent with the combination of corporate cash and market conditions.

(20) SELECTED QUARTERLY FINANCIAL DATA (unaudited)

     (in thousands, except per share data)


                                                                           Quarter Ended
                                         --------------------------------------------------------------------------------
                                          Mar. 29,  June 28,   Sept. 27, Dec. 31, Mar. 28,  June 27,   Sept. 26, Dec. 31,
                                            1996      1996      1996(a)  1996(b)    1997      1997      1997(c)   1997(d)
                                         --------------------------------------------------------------------------------
Total sales                                $19,167   $18,555   $19,790   $22,120   $21,459   $21,803   $22,294   $24,701
Gross profit                                 9,512     8,959     9,498     9,864     8,669     8,455     8,425     7,500
Total operating expenses                     8,028     8,051     8,299     8,035     8,321     9,182    11,979    11,162
Income (loss) from operations                1,484       908     1,199     1,829       348      (726)   (3,554)   (3,663)
Income tax  expense (benefit)                  812       478       511       432       253      (181)   (1,212)   (1,020)
Net income (loss)                            1,121       801     1,015     1,662       388      (279)   (2,135)   (2,563)
Net income(loss) per common share              .10       .07       .09       .15       .03      (.02)     (.19)     (.22)
Net income (loss) per common share
assuming dilution                              .10       .07       .09       .14       .03      (.02)     (.19)     (.22)

     (a) Includes write off of $430,000 of in-process technology relative to the Keltool acquisition. See Note 7.
     (b) Includes the recognition of $798,000 of additional research tax credits. See Note 14.
     (c) Includes write off of approximately $2.1 million of in-process technology relative to the EOS acquisition. See Note 7.
     (d) Includes write off of approximately $2.1 million primarily related to inventory adjustments and European restructuring.

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

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                  ON FINANCIAL STATEMENT SCHEDULE




To the Stockholders and Board of Directors
3D Systems Corporation

Our report on the consolidated financial statements of 3D Systems Corporation and Subsidiaries is included on page F-2 of this Form 10-K. In connection with our audits of such financial statements, we have audited the related financial statement schedule as of December 31, 1995, 1996 and 1997 and for each of the three years in the period ended December 31, 1997, as listed on the index on page F-1 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.




/s/ COOPERS & LYBRAND L.L.P.
------------------------------
Coopers & Lybrand L.L.P.
Los Angeles, California
February 24, 1998

                                     SCHEDULE II

                                3D SYSTEMS CORPORATION

                          Valuation and Qualifying Accounts

                     Years ended December 31, 1995, 1996 and 1997






                                                                BALANCE AT        ADDITIONS                         BALANCE AT
                                                                 BEGINNING        CHARGED TO                           END OF
 YEAR ENDED                       ITEM                            OF YEAR          EXPENSES        DEDUCTIONS           YEAR
----------------    ----------------------------------        -------------      ------------     -------------   -------------
1995                Inventory obsolescence reserve            $     705,928      $   851,472      $   (360,917)   $   1,196,483
                                                              -------------      ------------     -------------   -------------
                                                              -------------      ------------     -------------   -------------
1996                Inventory obsolescence reserve            $   1,196,483      $    47,596      $   (992,746)   $     251,333
                                                              -------------      ------------     -------------   -------------
                                                              -------------      ------------     -------------   -------------
1997                Inventory obsolescence reserve            $     251,333      $   981,335      $   (683,847)   $     548,821
                                                              -------------      ------------     -------------   -------------
                                                              -------------      ------------     -------------   -------------

1995                Allowance for doubtful accounts           $     343,321      $   144,373      $   (119,295)   $     368,399
                                                              -------------      ------------     -------------   -------------
                                                              -------------      ------------     -------------   -------------
1996                Allowance for doubtful accounts           $     368,399      $   119,412      $    (81,633)   $     406,178
                                                              -------------      ------------     -------------   -------------
                                                              -------------      ------------     -------------   -------------
1997                Allowance for doubtful accounts           $     406,178      $   351,179      $  (315, 958)   $     441,399
                                                              -------------      ------------     -------------   -------------
                                                              -------------      ------------     -------------   -------------

1995                Deferred tax valuation allowance          $   7,118,012      $       ---      $ (6,281,012)   $     837,000
                                                              -------------      ------------     -------------   -------------
                                                              -------------      ------------     -------------   -------------
1996                Deferred tax valuation allowance          $     837,000      $   926,000      $         ---    $  1,763,000
                                                              -------------      ------------     -------------   -------------
                                                              -------------      ------------     -------------   -------------
1997                Deferred tax valuation allowance          $   1,763,000      $   351,000      $         ---    $  2,114,000
                                                              -------------      ------------     -------------   -------------
                                                              -------------      ------------     -------------   -------------

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




3D SYSTEMS CORPORATION

                    By: /s/ FRANK J. SPINA
                    --------------------------------------------------
                    Frank J. Spina
                    Vice President, Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)


                    Date:              MARCH 26, 1998
                         -------------------------------------------




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature                Date                     Title
---------                ----                     -----

/s/ ARTHUR B. SIMS       March 26, 1998           Chief Executive Officer and
-----------------------                           Chairman of the Board of Directors
                                                  (Principal Executive Officer)


/s/ FRANK J. SPINA       March 26, 1998           Chief Financial Officer and Vice
-----------------------                           President, Finance (Principal Financial
                                                  Officer and Principal Accounting
                                                  Officer)

/s/ CHARLES W. HULL      March 26, 1998           Vice Chairman, Chief Technical Officer
-----------------------                           and Director

Signature                Date                    Title
---------                ----                    -----

/s/ RICHARD D. BALANSON  March 26, 1998          President, Chief Operating Officer
-----------------------                          and Director

/s/ DONALD S. BATES      March 26, 1998          Director
-----------------------

/s/ MIRIAM V. GOLD       March 26, 1998          Director
-----------------------

/s/ JIM D. KEVER         March 26, 1998          Director
-----------------------
