Form 10-Q
period 1998-03-27
3 D SYSTEMS CORP
filed 1998-05-11
CIK 910638

                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549


                                     FORM 10-Q

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED MARCH 27, 1998

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

                                     Yes  X    No
                                         ---      ----

Shares of Common Stock, par value $0.001, outstanding as of  April 30, 1998:
11,307,077 shares

                               3D SYSTEMS CORPORATION


                                 TABLE OF CONTENTS

                                                                Page
                                                               Number
                                                               ------
PART I.   FINANCIAL INFORMATION

  ITEM 1.   Financial Statements

     Consolidated Balance Sheets,
     December 31, 1997 and March 27, 1998.....................     3

     Consolidated Statements of Operations
     For the Three Month Periods Ended
     March 28, 1997 and March 27, 1998........................     4

     Consolidated Statements of Cash Flows
     For the Three Month Periods Ended
     March 28, 1997 and March 27, 1998........................     5

     Consolidated Statements of Comprehensive Income
     For the Three Month Periods Ended
     March 28, 1997 and March 27, 1998........................     6

     Notes to Consolidated Financial Statements,
     December 31, 1997 and March 27, 1998.....................     7

  ITEM 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations...............     9

PART II.  OTHER INFORMATION

  ITEM 6.  Exhibits and Reports on Form 8-K...................    15

                                3D SYSTEMS CORPORATION
                             Consolidated Balance Sheets

                                                                                                (Unaudited)
                                        ASSETS                          December 31, 1997      March 27, 1998
                                                                        -----------------      --------------

Current assets:
  Cash and cash equivalents                                               $  12,694,831        $   12,585,983
  Short-term investments                                                      3,498,265             2,999,063
  Accounts receivable, less allowances for doubtful accounts of
    $441,399 (1997) and $612,769 (1998)                                      23,618,237            23,588,973
  Current portion of lease receivables                                        1,257,006             1,336,010
  Inventories (Note 2)                                                       12,164,633            10,720,172
  Deferred tax assets                                                         3,319,651             2,489,738
  Prepaid expenses and other current assets                                   2,305,163             2,680,404
                                                                        -----------------      --------------
         Total current assets                                                58,857,786            56,400,343

Property and equipment, net (Note 3)                                         16,895,011            16,314,664
Licenses and patent costs, net                                                5,464,351             5,689,078
Deferred tax assets                                                           3,971,000             3,971,000
Lease receivables, less current portion                                       3,944,462             4,216,916
Other assets                                                                  2,207,109             2,186,579
                                                                        -----------------      --------------
                                                                         $   91,339,719        $   88,778,580
                                                                        -----------------      --------------
                                                                        -----------------      --------------

                              LIABILITY AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                       $    4,885,831        $    3,717,476
  Accrued liabilities                                                         8,814,193             7,353,430
  Current portion of long-term debt                                              95,000                95,000
  Customer deposits                                                             238,248               291,314
  Deferred revenues                                                           6,514,868             7,591,076
                                                                        -----------------      --------------
       Total current liabilities                                             20,548,140            19,048,296


Other liabilities                                                             1,491,534             1,499,107
Long-term debt, less current portion                                          4,705,000             4,655,000
                                                                        -----------------      --------------
                                                                             26,744,674            25,202,403
                                                                        -----------------      --------------

Stockholders' equity:
  Preferred stock, $.001 par value.  Authorized 5,000,000 shares;
    none issued
  Common stock, $.001 par value.  Authorized 25,000,000 shares;
    issued 11,450,071 and outstanding 11,425,071 (1997) and issued
    11,477,985 and outstanding 11,252,985 (1998)                                 11,450                11,478
  Capital in excess of par value                                             73,856,965            74,048,266
  Accumulated deficit                                                        (8,897,605)           (8,543,217)
  Cumulative translation adjustment                                            (210,827)             (400,409)

  Treasury stock, at cost, 25,000 shares (1997) and
    225,000 shares (1998) (Note 4)                                             (164,938)           (1,539,941)
                                                                        -----------------      --------------
        Total stockholders' equity                                           64,595,045            63,576,177
                                                                        -----------------      --------------
                                                                          $  91,339,719         $  88,778,580
                                                                        -----------------      --------------
                                                                        -----------------      --------------


See accompanying notes to consolidated financial statements.

                              3D SYSTEMS CORPORATION
                      Consolidated Statements of Operations
                                    (Unaudited)

                                                                            Three Month Periods Ended
                                                                    March 28, 1997       March 27, 1998
                                                                    --------------       --------------
Sales:
  Products                                                          $   13,597,856       $   14,527,349
  Services                                                               7,860,956            8,309,008
                                                                    --------------       --------------
      Total sales                                                       21,458,812           22,836,357
                                                                    --------------       --------------

Cost of sales:
  Products                                                               7,287,392            7,891,600
  Services                                                               5,502,589            5,555,809
                                                                    --------------       --------------
      Total cost of sales                                               12,789,981           13,447,409
                                                                    --------------       --------------
Gross profit                                                             8,668,831            9,388,948
                                                                    --------------       --------------
Operating expenses:
  Selling, general and administrative                                    6,390,691            6,638,532
  Research and development                                               1,929,834            2,311,634
                                                                    --------------       --------------
      Total operating expenses                                           8,320,525            8,950,166


Income from operations                                                     348,306              438,782
Interest income                                                            351,048              178,885
Interest expense                                                           (58,783)             (72,455)
                                                                    --------------       --------------
Income before provision for income taxes                                   640,571              545,212

Provision for income taxes                                                 253,025              190,824
                                                                    --------------       --------------
Net income                                                           $     387,546       $      354,388
                                                                    --------------       --------------
                                                                    --------------       --------------

Earnings per share:
  Basic                                                              $         .03       $          .03
                                                                    --------------       --------------
                                                                    --------------       --------------

  Diluted                                                            $         .03       $          .03
                                                                    --------------       --------------
                                                                    --------------       --------------


See accompanying notes to consolidated financial statements.

                            3D SYSTEMS CORPORATION
                     Consolidated Statements of Cash Flows
      For the Three Month Periods Ended March 28, 1997 and March 27, 1998
                                   (Unaudited)

                                                                               1997           1998
                                                                          -----------     -----------
OPERATING ACTIVITIES:
  Net income                                                              $   387,546     $   354,388
  Adjustments to reconcile net income to net cash used for
   operating activites:
      Deferred income taxes                                                   388,550         829,965
      Depreciation and amortization                                         1,130,473       1,345,662
      Increase(decrease) in cash resulting from changes in:
         Accounts receivable                                                 (336,661)        (46,831)
         Lease receivables                                                 (3,098,279)       (351,458)
         Inventories                                                       (2,311,301)      1,410,702
         Prepaid expenses and other current assets                            248,511        (381,817)
         Other assets                                                        (163,541)       (170,953)
         Accounts payable                                                   1,980,019      (1,142,901)
         Accrued liabilities                                                 (908,777)     (1,428,735)
         Customer deposits                                                      4,666          53,134
         Deferred revenues                                                  1,428,224       1,073,758
         Other liabilities                                                    (61,517)         13,896
                                                                          -----------     -----------
               Net cash (used) provided by operating activities            (1,312,087)      1,558,810

INVESTING ACTIVITIES:
  Purchase of property and equipment                                       (2,029,482)     (1,315,112)
  Disposition of property and equipment                                       407,581         863,784
  Increase in licenses and patent costs                                       (60,793)       (330,634)
  Purchase of short-term investments                                              ---      (2,999,003)
  Proceeds from short-term investments                                      2,005,517       3,498,265
                                                                          -----------     -----------
               Net cash provided (used) by investing activities               322,823        (282,700)

FINANCING ACTIVITIES:
  Exercise of stock options and warrants                                       12,505         191,329
  Repayments of note payable                                                  (55,000)        (50,000)
  Purchase of treasury stock                                                      ---      (1,375,003)
                                                                          -----------     -----------
                Net cash used by financing activities                         (42,495)     (1,233,674)

  Effect of exchange rate changes on cash                                    (939,612)       (151,284)
                                                                          -----------     -----------
Net decrease in cash and cash equivalents                                  (1,971,371)       (108,848)
Cash and cash equivalents at the beginning of the period                   24,356,441      12,694,831
                                                                          -----------     -----------
Cash and cash equivalents at the end of the period                        $22,385,070     $12,585,983
                                                                          -----------     -----------
                                                                          -----------     -----------

See accompanying notes to consolidated financial statements.

                            3D SYSTEMS CORPORATION
               Consolidated Statements of Comprehensive Income
                                 (Unaudited)

                                                   Three Month Periods Ended
                                                March 28, 1997    March 27, 1998
                                                --------------    --------------
Net income                                        $ 387,546          $ 354,388

Foreign currency translation, net of tax           (861,135)          (189,582)
                                                  ---------          ---------
Comprehensive (loss) income                       $(473,589)         $ 164,806
                                                  ---------          ---------
                                                  ---------          ---------





See accompanying notes to consolidated financial statements.

                            3D SYSTEMS CORPORATION
                 Notes to Consolidated Financial Statements
                    December 31, 1997 and March 27, 1998
                                  (Unaudited)


(1) Basis of Presentation

    The accompanying unaudited consolidated financial statements of 3D Systems Corporation and subsidiaries (the "Company") are prepared in accordance with instructions to Form 10-Q and, in the opinion of management, include all material adjustments (consisting only of normal recurring accruals) which are necessary for the fair presentation of results for the interim periods. The Company reports its interim financial information on a 13 week basis ending the last Friday of each quarter, and reports its annual financial information through the calendar year ended December 31. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The results of the three month period ended March 27, 1998 are not necessarily indicative of the results to be expected for the full year.

(2) Inventories

                                           December 31, 1997    March 27, 1998
                                           -----------------    --------------
    Raw materials                             $ 2,259,504        $ 1,784,533
    Work in progress                            1,141,702            745,514
    Finished goods                              8,763,427          8,190,125
                                              -----------        -----------
                                              $12,164,633        $10,720,172
                                              -----------        -----------
                                              -----------        -----------

(3) Property and Equipment

                                           December 31, 1997    March 27, 1998
                                           -----------------    --------------
    Land and building                        $  4,613,051        $  4,613,051
    Machinery and equipment                    15,704,394          16,164,871
    Office furniture and equipment              2,713,906           2,737,649
    Leasehold improvements                      2,100,530           2,281,144
    Rental equipment                              906,098             871,944
    Construction in progress                    1,119,065             723,327
                                             ------------        ------------
                                               27,157,044          27,391,986
    Less accumulated depreciation and
      amortization                            (10,262,033)        (11,077,322)
                                             ------------        ------------
                                             $ 16,895,011        $ 16,314,664
                                             ------------        ------------
                                             ------------        ------------

(4) Treasury Stock

    On May 6, 1997, the Company announced that its Board of Directors had authorized the Company to buy up to 1.5 million of its shares in the open market and through private transactions. During 1997, and in the first quarter of 1998, the Company purchased 25,000 and 200,000, respectively, of its own shares for approximately $165,000 and $1,375,003, respectively. The Company may continue to acquire additional shares from time to time at the prevailing market price, at a rate consistent with the combination of corporate cash and market conditions.

                               3D SYSTEMS CORPORATION
               Notes to Consolidated Financial Statements (Continued)
                        December 31, 1997 and March 27, 1998
                                    (Unaudited)


(5) Computation of Earnings Per Share

    The Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share" for the year ended December 31, 1997, and has restated earnings per common share for all periods presented in accordance with the new standard. Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Net income (loss) per common share assuming dilution is computed by dividing net income
    (loss) by the weighted average number of shares of common stock outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued. Potential common shares related to stock options and stock warrants are excluded from the computation when their effect is antidilutive.

    The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations for the years ended March 28, 1997 and March 27, 1998:

                                                                     1997          1998
                                                               -------------   -----------
    Numerator:

    Net income - numerator for net income per
    common share and net income per common share
    assuming dilution                                           $   387,546    $   354,388

    Denominator:

    Denominator for net income per common
    share - weighted average shares                              11,359,662     11,287,023

    Effect of dilutive securities:

    Stock options                                                   397,842        249,679

    Denominator for net income per common share, assuming dilution:

    Adjusted weighted average shares and assumed conversions     11,757,504     11,536,702

    Common shares related to stock options and stock warrants that are antidilutive amounted to approximately 503,333 shares and 874,885 shares for the quarters ended March 28, 1997 and March 27, 1998, respectively.

(6) Comprehensive Income

    In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," which requires prominent disclosure of comprehensive income, as defined in the SFAS, including comparative disclosure in interim financial statements.

                             3D SYSTEMS CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto, Management's Discussion and Analysis of Results of Operations and Financial Condition, and Cautionary Statements and Risk Factors for the year ended December 31, 1997 contained in the Company's 1997 Form 10-K.

Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's future results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not specifically limited to: the ability to develop and introduce cost effective new products in a timely manner; developments in current or future litigation; the Company's ability to successfully manufacture and sell significant quantities of equipment on a timely basis; as well as the other risks detailed in this report and in the Company's 1997 Form 10-K under the section entitled "Cautionary Statements and Risk Factors."

OVERVIEW

The Company develops, manufactures and markets in the United States and internationally both its stereolithography apparatus (SLA) and its Actua 2100 systems, each designed to rapidly produce three-dimensional objects from computer-aided design and manufacturing generated solid or surface data. Stereolithography is a solid imaging process whereby a laser beam exposes and solidifies successive layers of photosensitive resin until the desired object is formed to precise specifications in hard plastic. The Actua 2100 utilizes Multi-Jet Modeling technology to print models in successive layers with a special thermopolymer material. These objects can be used for concept models, engineering prototypes, patterns and masters for molds and other applications.

The Company has sold over 1,000 systems since 1988 and its customers include major corporations in a broad range of industries including manufacturers of automotive, aerospace, computer, electronic, consumer and medical products. The Company's revenues are generated by product and service sales. Product sales are comprised of the sale of systems and related equipment, materials, software, and other component parts, as well as rentals of systems. Service sales include revenues from a variety of on-site maintenance services, services provided by the Company's Tooling Centers and customer training.

RESULTS OF OPERATIONS

The following table sets forth the percentage relationship of certain items from the Company's Statement of Operations and Total Revenues:

                                                     Percentage of Total Revenues
                                                       Three Month Periods Ended
                                                    ------------------------------
                                                    March 28, 1997  March 27, 1998
                                                    --------------  --------------
    Sales:
      Products                                            63.4%           63.6%
      Services                                            36.6%           36.4%
                                                         -----           -----
            Total sales                                  100.0%          100.0%
                                                         -----           -----
    Cost of Sales:
      Products                                            34.0%           34.6%
      Services                                            25.6%           24.3%
                                                         -----           -----
            Total cost of sales                           59.6%           58.9%
                                                         -----           -----
    Total gross profit                                    40.4%           41.1%
    Gross profit - products                               46.4%           45.7%
    Gross profit - services                               30.0%           33.1%
    Selling, general and administrative expenses          29.8%           29.1%
    Research and development expenses                      9.0%           10.1%
    Income from operations                                 1.6%            1.9%
    Interest income, net                                   1.4%             .5%
    Provision for income taxes                             1.2%             .8%
    Net income                                             1.8%            1.6%

                               3D SYSTEMS CORPORATION
            Management's Discussion and Analysis of Financial Condition
                       and Results of Operations (Continued)


The following table sets forth for the periods indicated total revenues attributable to each of the Company's major products and services groups, and those revenues as a percentage of total sales:

                                                       Three Month Periods Ended
                                                   --------------------------------
                                                    March 28, 1997  March 27, 1998
                                                   ---------------  ---------------
                                                   (in thousands except percentages)
    Products:
     Systems, and related equipment                     $ 9,814         $ 9,796

     Materials                                            2,819           3,293

     Other                                                  965           1,438
                                                        -------         -------
         Total products                                  13,598          14,527
                                                        -------         -------
    Services:
     Maintenance                                          6,267           6,911

     Other                                                1,594           1,398
                                                        -------         -------
         Total services                                   7,861           8,309
                                                        -------         -------
     Total sales                                        $21,459         $22,836
                                                        -------         -------
                                                        -------         -------
    Products:
     Systems, and related equipment                        45.8%           42.9%

     Materials                                             13.1            14.4

     Other                                                  4.5             6.3
                                                        -------         -------
         Total products                                    63.4            63.6
                                                        -------         -------
    Services:
     Maintenance                                           29.2            30.3

     Other                                                  7.4             6.1
                                                        -------         -------
         Total services                                    36.6            36.4
                                                        -------         -------
     Total sales                                          100.0%          100.0%
                                                        -------         -------
                                                        -------         -------

                          3D SYSTEMS CORPORATION
          Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


THREE MONTH PERIOD ENDED MARCH 27, 1998 COMPARED TO THE THREE MONTH PERIOD ENDED MARCH 28, 1997.

SALES. Sales during the three month period ended March 27, 1998 (the "first quarter of 1998") were $22.8 million, an increase of 6% over the $21.5 million recorded during the three month period ended March 28, 1997 (the "first quarter of 1997").

Product sales during the first quarter of 1998 ($14.5 million) increased approximately $.9 million or 7% compared to the first quarter of 1997 ($13.6 million). The Company sold a total of 49 systems in the first quarter of 1998, compared to 66 systems in the first quarter of 1997. The decrease in total systems sold in the first quarter of 1998 is largely attributable to a decrease in the number of Actua 2100 systems sold in that quarter as compared to the first quarter of 1997. System sales fluctuate from quarter to quarter and the Company does not believe that the reduced number of Actua's sold in the first quarter of 1998 is necessarily indicative of sales of the Actua 2100 system in any future quarter. This is a forward looking statement however and is subject to uncertainties. For example, the exact timing of customer requirements may significantly impact product sales in future quarters. The increase in the dollar value of product sales was primarily due to the increase in material sales and the shipment of materials and related special equipment to the two initial customers of the Keltool technology licensing program announced earlier in the quarter.

Orders for the Company's systems in the first quarter of 1998 (compared to the first quarter of 1997) increased in the U.S. and Asia-Pacific and remained approximately the same in Europe. Total system backlog at the end of the first quarter of 1998 was approximately the same as the first quarter of 1997. The increase in system orders in the first quarter of 1998 (when compared to the first quarter of 1997) was due primarily to the increased productivity of the domestic sales force and the increased sales effort in Asia-Pacific. The Company anticipates that orders should increase during 1998 as compared to 1997 primarily as a result of an increased productivity of the domestic sales force and the assimilation of the EOS acquisition. This is a forward looking statement and, as with other such statements, is subject to uncertainties. For example, European economic conditions could cause delays in customer orders which could lead to orders being lower in 1998 than 1997.

In addition, the Company believes that system sales may fluctuate on a quarterly basis as a result of a number of factors, including world economic conditions, fluctuations in foreign currency exchange rates and the timing of product shipments. Due to the price of certain systems, along with overall low shipment volumes, the acceleration or delay of a small number of shipments from one quarter to another can significantly affect the results of operations for the quarters involved.

Other factors which may impact quarterly sales during 1998 are the sales mix of the Company's products as well as the channels and markets in which the Company distributes its products.

Service sales during the first quarter of 1998 ($8.3 million) increased approximately $.5 million or 6% compared to the first quarter of 1997, primarily as a result of increased maintenance revenues due to the larger installed base of systems in the U.S. and Europe and certain one time benefits related to the acquisition of the EOS business.

COST OF SALES. Cost of sales increased to $13.4 million or 59% of sales in the first quarter of 1998 from $12.8 million or 59% of sales in the first quarter of 1997.

Product cost of sales as a percentage of product sales remained at approximately 54% for both the first quarter of 1998 and the first quarter of 1997. The Company's gross profit margins on product sales are

                               3D SYSTEMS CORPORATION
            Management's Discussion and Analysis of Financial Condition
                       and Results of Operations (Continued)



affected by several factors including, among others, sales mix, distribution channels and fluctuations in foreign currency exchange rates and, therefore, may vary in future periods from those experienced during the first quarter of 1998.

Service cost of sales as a percentage of service sales decreased to 67% during the first quarter of 1998 compared to 70% during the first quarter of 1997, primarily as a result of certain hardware upgrades afforded SLA-500 customers with software maintenance contracts due to the Company's new NT version system software during the first quarter of 1997.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("S,G&A") expenses increased approximately $250,000 or 4% in the first quarter of 1998 compared to the first quarter of 1997, primarily related to an increase in staffing to meet growth in Europe.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development ("R&D") expenses during the first quarter of 1998 increased approximately $380,000 or 20% compared to the first quarter of 1997. The increase in R&D expenses in 1998 was primarily the result of increased personnel and materials related to certain development projects. Based on the Company's historical expenditures related to research and development and its current development goals, the Company anticipates for the foreseeable future, research and development expenses will be equal to approximately 10% of sales. However, this is a forward-looking statement and, as with any such statement, is subject to uncertainties. For example, if total sales of the Company for any particular period do not meet the anticipated sales of the Company for that period, research and development expenses as a percentage of sales may exceed 10%.

OPERATING INCOME. Operating income for the first quarter of 1998 was 1.9% of total sales compared to 1.6% of total sales in the first quarter of 1997. The increase in the percentage of operating income to total sales in 1998 was primarily attributable to the decreases in cost of sales of services in the first quarter of 1998, described above. The Company believes that operating income for the fiscal quarter ending June 26, 1998 should be up slightly as a percent of total sales, compared to the first quarter of 1998. This is a forward looking statement, however, and is subject to uncertainties. For example, if the mix of products sold in the fiscal quarter ended June 26, 1998 varies significantly from the first quarter of 1998, then the resulting gross profit and operating income may decrease as a percentage of sales.

OTHER INCOME AND EXPENSES. Interest income decreased to $178,885 during the first quarter of 1998 from $351,048 during the first quarter of 1997, primarily as a result of the lower investment balances due to cash used for operating activities and investment activities since the first quarter of 1997 and the funding of certain lease receivables that occurred in the third quarter of 1997.

Interest expense increased to $72,455 during the first quarter of 1998 from $58,783 in the first quarter of 1997.

                               3D SYSTEMS CORPORATION
            Management's Discussion and Analysis of Financial Condition
                       and Results of Operations (Continued)

LIQUIDITY AND CAPITAL RESOURCES

                                                   December 31,1997      March 27, 1998
                                                   ----------------      --------------
Cash and cash equivalents                           $  12,694,831         $ 12,585,983
Short-term investments                                  3,498,265            2,999,063
Working capital                                        38,309,646           37,352,047


                                                        Three Month Periods Ended
                                                   ------------------------------------
                                                   March 28, 1997        March 27, 1998
                                                   --------------        --------------
Cash provided by (used for) operating activities    $  (1,312,087)        $  1,558,810
Cash provided by (used for) investing activities          322,823             (282,700)
Cash used for financing activities                        (42,495)          (1,233,674)


Net cash provided by operating activities during the first quarter of 1998 was $1.6 million. The positive cash flow from operations during the first quarter of 1998 was comprised primarily of a decrease in inventories ($1.4 million), depreciation and amortization ($1.3 million), an increase in deferred revenue ($1.1 million) and a decrease in deferred taxes ($.8 million), partially offset by a decrease in accounts payables and accrued expenses ($2.6 million).

Net cash used for investing activities during the first quarter of 1998 totaled $.3 million and was primarily the result of the net additions to property and equipment and license and patent costs ($.8 million) partially offset by the liquidation of short-term investments ($.5 million).

Net cash used for financing activities during the first quarter of 1998 was primarily the result of the Company's purchase of 200,000 shares of its own stock ($1.4 million). The Company may continue to acquire additional shares from time to time at the prevailing market price, at a rate consistent with the combination of corporate cash and market conditions.

In August 1997, the Company extended its credit facility with Silicon Valley Bank ("SVB") (the "Credit Facility"). Under the terms of the agreement, which remains in effect through August 18, 1998, the Company can borrow from SVB up to $10,000,000, at the prevailing prime rate of interest. The Credit Facility, which is unsecured, contains certain financial covenants including the maintenance of certain financial ratios, working capital, tangible net worth as well as covenants limiting mergers, acquisitions, recapitalizations, dividends, loans to others, and hypothecation of assets or corporate guarantees. Since inception of the Credit Facility (June 1993) and at all times through March 27, 1998, the Company has been in compliance with all financial covenants then in effect and has not utilized the facility.

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

YEAR 2000 ISSUE. Many computer systems experience problems handling dates beyond the year 1999. Therefore, some computer hardware and software will need to be modified prior to the year 2000 in order to remain functional.
The Company is assessing both the internal readiness of its computer systems and the compliance of its computer products and software sold to customers for handling the year 2000. The Company expects to implement successfully the systems programming changes necessary to address year 2000 issues, and does not believe that the cost of such actions will have a material effect on the Company's results of operations or financial condition. There can be no assurance, however, that there will not be a delay in, or increased costs associated with the implementation of such changes, and the inability to implement such changes could have an adverse effect on future results of operations.

                             3D SYSTEMS CORPORATION


PART II - OTHER INFORMATION

ITEM 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

     27.  Financial data schedule.

(a)  Reports on Form 8-K

     Report on Form 8-K (Item 5) dated February 24, 1998 to announce Fourth Quarter 1997 results.

                                     SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


/s/ FRANK J. SPINA                                              5/11/98
--------------------------                                    ----------
Frank J. Spina                                                   Date
Vice President and Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)

(Duly authorized to sign on behalf of Registrant)