Form 10-Q
period 1998-06-26
3 D SYSTEMS CORP
filed 1998-08-10
CIK 910638

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  FORM 10-Q

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 26, 1998

                                      OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                           Commission File No. 0-22250


                             3D SYSTEMS CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


           DELAWARE                                         95-4431352
 (State or other jurisdiction of                         (I.R.S. Employer
 Incorporation or Organization)                         Identification No.)


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

                         Yes  X          No
                             ---            ---

Shares of Common Stock, par value $0.001, outstanding as of July 31, 1998:
11,562,462

                            3D SYSTEMS CORPORATION

                               TABLE OF CONTENTS


PART I.   FINANCIAL INFORMATION
                                                           Page Number
                                                           -----------

    ITEM 1.  Financial Statements

        Consolidated Balance Sheets,
        December 31, 1997 and June 26, 1998                      3

        Consolidated Statements of Operations
        For the Three and Six Month Periods Ended
        June 27, 1997 and June 26, 1998                          4

        Consolidated Statements of Cash Flows
        For the Six Month Periods Ended
        June 27, 1997 and June 26, 1998                          5

        Consolidated Statements of Comprehensive Income
        For the Three and Six Month Periods Ended
        June 27, 1997 and June 26, 1998                          6

        Notes to Consolidated Financial Statements
        December 31, 1997 and June 26, 1998                      7

    ITEM 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations      11


PART II.  OTHER INFORMATION

    ITEM 4.  Submission of Matters to a Vote of Security
             Holders                                            19

    ITEM 6.  Exhibits and Reports on Form 8-K                   19

                           3D SYSTEMS CORPORATION
                         CONSOLIDATED BALANCE SHEETS

                                                                                       (Unaudited)
                        ASSETS                                   December 31, 1997    June 26, 1998
                                                                 -----------------    -------------
Current assets:
  Cash and cash equivalents                                        $ 12,694,831       $ 12,524,301
  Short-term investments                                              3,498,265          6,647,458
  Accounts receivable, less allowances for doubtful accounts
   of $441,399 (1997) and $746,108 (1998)                            23,618,237         23,601,506
  Current portion of lease receivables                                1,257,006          1,393,983
  Inventories (Note 2)                                               12,164,633         10,372,709
  Deferred tax assets                                                 3,319,651          2,489,738
  Prepaid expenses and other current assets                           2,305,163          2,502,186
                                                                   ------------       ------------
       Total current assets                                          58,857,786         59,531,881

Property and equipment, net (Note 3)                                 16,895,011         15,534,240
Licenses and patent costs, net                                        5,464,351          5,587,781
Deferred tax assets                                                   3,971,000          3,971,000
Lease receivables, less current portion                               3,944,462          4,437,817
Other assets                                                          2,207,109          2,043,102
                                                                   ------------       ------------
                                                                   $ 91,339,719       $ 91,105,821
                                                                   ------------       ------------
                                                                   ------------       ------------
          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                 $  4,885,831       $  3,724,213
  Accrued liabilities                                                 8,814,193          7,770,366
  Current portion of long-term debt                                      95,000             95,000
  Customer deposits                                                     238,248            293,757
  Deferred revenues                                                   6,514,868          8,972,119
                                                                   ------------       ------------
       Total current liabilities                                     20,548,140         20,855,455

Other liabilities                                                     1,491,534          1,727,492
Long-term debt, less current portion                                  4,705,000          4,655,000
                                                                   ------------       ------------
                                                                     26,744,674         27,237,947
Stockholders' equity:
  Preferred stock, $.001 par value.  Authorized 5,000,000
    shares; none issued
  Common stock, $.001 par value.  Authorized 25,000,000
    shares; issued 11,450,071 and outstanding 11,425,071
    (1997) and issued 11,557,133 and outstanding 11,332,133
    (1998)                                                               11,450             11,557
  Capital in excess of par value                                     73,856,965         74,531,972
  Notes receivable from officers (Note 4)                                   ---           (420,000)
  Accumulated deficit                                                (8,897,605)        (8,017,582)
  Cumulative translation adjustment                                    (210,827)          (698,132)
  Treasury stock, at cost, 25,000 shares (1997) and 225,000
   shares (1998) (Note 5)                                              (164,938)        (1,539,941)
                                                                   ------------       ------------
       Total stockholders' equity                                    64,595,045         63,867,874
                                                                   ------------       ------------
                                                                   $ 91,339,719       $ 91,105,821
                                                                   ------------       ------------
                                                                   ------------       ------------

See accompanying notes to consolidated financial statements.

                           3D SYSTEMS CORPORATION
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)

                                                Three Month Periods Ended        Six Month Periods Ended
                                               ----------------------------    ----------------------------
Sales:                                         June 27, 1997  June 26, 1998    June 27, 1997  June 26, 1998
                                               -------------  -------------    -------------  -------------
  Products                                     $ 14,111,466   $ 16,715,008     $ 27,709,322   $ 31,242,357
  Services                                        7,691,979      7,957,544       15,552,935     16,266,552
                                               -------------  -------------    -------------  -------------
     Total sales                                 21,803,445     24,672,552       43,262,257     47,508,909
                                               -------------  -------------    -------------  -------------

Cost of sales:
  Products                                        7,711,852      8,436,977       14,999,244     16,328,577
  Services                                        5,636,094      5,484,087       11,138,683     11,039,896
                                               -------------  -------------    -------------  -------------
     Total cost of sales                         13,347,946     13,921,064       26,137,927     27,368,473
                                               -------------  -------------    -------------  -------------

Gross profit                                      8,455,499     10,751,488       17,124,330     20,140,436
                                               -------------  -------------    -------------  -------------

Operating expenses:
  Selling, general and administrative             7,170,603      7,480,037       13,561,294     14,118,569
  Research and development                        2,011,893      2,568,411        3,941,727      4,880,045
                                               -------------  -------------    -------------  -------------
     Total operating expenses                     9,182,496     10,048,448       17,503,021     18,998,614
                                               -------------  -------------    -------------  -------------

Income (loss) from operations                      (726,997)       703,040         (378,691)     1,141,822

Other income                                        334,622        205,757          685,670        384,642
Other expense                                       (68,420)      (100,128)        (127,203)      (172,583)
                                               -------------  -------------    -------------  -------------
Income before provision for income taxes           (460,795)       808,669          179,776      1,353,881

Provision for (benefit from) income taxes          (181,114)       283,034           71,911        473,858
                                               -------------  -------------    -------------  -------------

Net income (loss)                              $   (279,681)  $    525,635     $    107,865   $    880,023
                                               -------------  -------------    -------------  -------------
                                               -------------  -------------    -------------  -------------

Net income (loss) per common share             $       (.02)  $        .05     $        .01   $        .08
                                               -------------  -------------    -------------  -------------
                                               -------------  -------------    -------------  -------------

Weighted average shares outstanding              11,376,199     11,347,277       11,368,116     11,318,001
                                               -------------  -------------    -------------  -------------
                                               -------------  -------------    -------------  -------------

Net income (loss) per common share
  assuming dilution                            $       (.02)  $        .04     $        .01   $        .08
                                               -------------  -------------    -------------  -------------
                                               -------------  -------------    -------------  -------------

Weighted average shares outstanding
  and dilutive shares                            11,524,374     11,756,144       11,643,948     11,726,868
                                               -------------  -------------    -------------  -------------
                                               -------------  -------------    -------------  -------------

See accompanying notes to consolidated financial statements.

                            3D SYSTEMS CORPORATION
                    Consolidated Statements of Cash Flows
        For the Six Month Periods Ended June 27, 1997 and June 26, 1998
                                 (Unaudited)

                                                                       1997            1998
                                                                   -----------     -----------
OPERATING ACTIVITIES:
  Net income                                                       $   107,865     $   880,023
  Adjustments to reconcile net income to net cash used for
   operating activities:
      Deferred income taxes                                            389,275         829,913
      Depreciation and amortization                                  2,396,129       2,812,885
      Increase (decrease) in cash resulting from changes in:
         Accounts receivable                                        (2,369,282)        (35,474)
         Lease receivables                                          (3,618,831)       (634,746)
         Inventories                                                (3,503,713)      1,774,783
         Prepaid expenses and other current assets                    (426,589)       (197,023)
         Other assets                                                  (11,381)       (197,064)
         Accounts payable                                            2,041,074      (1,153,058)
         Accrued liabilities                                           (14,976)     (1,043,827)
         Customer deposits                                              51,756          55,611
         Deferred revenues                                           1,400,841       2,457,251
         Other liabilities                                             (12,747)        235,958
                                                                   -----------     -----------
            Net cash (used) provided by operating activities        (3,570,579)      5,785,232

INVESTING ACTIVITIES:
  Purchase of property and equipment                                (5,231,578)     (1,998,851)
  Disposition of property and equipment                                519,643       1,334,154
  Increase in licenses and patent costs                               (350,448)       (448,331)
  Purchase of short-term investments                                (3,484,182)     (6,647,458)
  Proceeds from short-term investments                               7,243,674       3,498,265
                                                                   -----------     -----------
            Net cash provided (used) by investing activities        (1,302,891)     (4,262,221)

FINANCING ACTIVITIES:
  Exercise of stock options and warrants                               199,884         255,114
  Repayments of note payable                                           (55,000)        (50,000)
  Purchase of treasury stock                                          (164,938)     (1,375,003)
                                                                   -----------     -----------
            Net cash used by financing activities                      (20,054)     (1,169,889)

  Effect of exchange rate changes on cash                             (832,819)       (523,652)
                                                                   -----------     -----------
Net decrease in cash and cash equivalents                           (5,726,343)       (170,530)
Cash and cash equivalents at the beginning of the period            24,356,441      12,694,831
                                                                   -----------     -----------
Cash and cash equivalents at the end of the period                 $18,630,098     $12,524,301
                                                                   -----------     -----------
                                                                   -----------     -----------


See accompanying notes to consolidated financial statements.

                             3D SYSTEMS CORPORATION
                 Consolidated Statements of Comprehensive Income
                                  (Unaudited)

                                                      Six Month Periods Ended
                                                   -----------------------------
                                                   June 27, 1997   June 26, 1998
                                                   -------------   -------------
Net income                                          $   107,865      $ 880,023

Foreign currency translation, net of tax             (1,394,298)      (487,305)
                                                    -----------      ---------
Comprehensive (loss) income                         $(1,286,433)     $ 392,718
                                                    -----------      ---------
                                                    -----------      ---------




See accompanying notes to consolidated financial statements.

                             3D SYSTEMS CORPORATION
                   Notes to Consolidated Financial Statements
                      December 31, 1997 and June 26, 1998
                                  (Unaudited)


(1)  Basis of Presentation

     The accompanying unaudited consolidated financial statements of 3D Systems Corporation and subsidiaries (the "Company") are prepared in accordance with instructions to Form 10-Q and, in the opinion of management include all material adjustments (consisting only of normal recurring accruals) which are necessary for the fair presentation of results for the interim periods. The Company reports its interim financial information on a 13 week basis ending the last Friday of each quarter, and reports its annual financial information through the calendar year ended December 31. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The results of the six month period ended June 26, 1998 are not necessarily indicative of the results to be expected for the full year.

(2)  Inventories

                                               December 31, 1997   June 26, 1998
                                               -----------------   -------------
          Raw materials                          $  2,259,504      $  2,220,261
          Work in progress                          1,141,702           482,116
          Finished goods                            8,763,427         7,670,332
                                               -----------------   -------------
                                                 $ 12,164,633      $ 10,372,709
                                               -----------------   -------------
                                               -----------------   -------------

(3)  Property and Equipment
                                               December 31, 1997   June 26, 1998
                                               -----------------   -------------
          Land and building                      $  4,613,051      $  4,613,051
          Machinery and equipment                  15,704,394        15,761,807
          Office furniture and equipment            2,713,906         2,739,622
          Leasehold improvements                    2,100,530         2,327,311
          Rental equipment                            906,098           635,081
          Construction in progress                  1,119,065         1,401,143
                                               -----------------   -------------
                                                   27,157,044        27,478,015
          Less accumulated depreciation and
            amortization                          (10,262,033)      (11,943,775)
                                               -----------------   -------------
                                                 $ 16,895,011      $ 15,534,240
                                               -----------------   -------------
                                               -----------------   -------------

(4)  Related Party Transaction

     At June 26, 1998, the Company has notes receivable totaling $420,000 from certain executive officers of the Company pursuant to the Executive Long-Term Stock Incentive Plan (which was adopted under the 1996 Stock Incentive Plan). The loans were used to purchase an aggregate of 67,333 shares of the Company's common stock at the fair market value on the date of offer. These notes bear an interest rate of 6% per annum and mature in the year 2003. The plan calls for the loans to be forgiven, in part or whole, if certain profitability targets are met. The notes receivable are shown on the balance sheet as a reduction of stockholders' equity.

                             3D SYSTEMS CORPORATION
                    Notes to Consolidated Financial Statements
                       December 31, 1997 and June 26, 1998
                                  (Unaudited)


(5)  Treasury Stock

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

(6)  Other income and other expense

     Other income and expense primarily consists of interest income, interest expense and other expenses related to investment and leasing activities.

                            3D SYSTEMS CORPORATION
            Notes to Consolidated Financial Statements (Continued)
                     December 31, 1997 and June 26, 1998
                                 (Unaudited)


(7)  Computation of Earnings Per Share

     The Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share for the year ended December 31, 1997, and has restated earnings per common share for all periods presented in accordance with the new standard. Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Net income (loss) per common share assuming dilution is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued. Potential common shares related to stock options and stock warrants are excluded from the computation when their effect is anti-dilutive.

     The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations for the six month period ended June 27, 1997 and June 26, 1998:

                                                                      1997            1998
     NUMERATOR:                                                  ------------    -------------
     Net income - numerator for net income per common
     share and net income per common share assuming dilution     $    107,865    $    880,023

     DENOMINATOR:

     Denominator for net income per common share -
     weighted average shares                                       11,368,116      11,318,001

     EFFECT OF DILUTIVE SECURITIES:

     Stock options                                                    275,832         408,867

     DENOMINATOR FOR NET INCOME PER COMMON SHARE,
     ASSUMING DILUTION:

     Adjusted weighted average shares and assumed
     conversions                                                   11,643,948      11,726,868

     Common shares related to stock options and stock warrants that are antidilutive amounted to approximately 1,508,658 shares and 562,967 shares for the six months ended June 27, 1997 and June 26, 1998, respectively.

(8)  Comprehensive Income

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, Reporting Comprehensive Income, which requires prominent disclosure of comprehensive income, as defined in the SFAS, including comparative disclosure in interim financial statements. Under provisions of the statement, the Company has included a financial statement presentation of comprehensive income to meet the objectives of these new requirements.

                            3D SYSTEMS CORPORATION
            Notes to Consolidated Financial Statements (Continued)
                     December 31, 1997 and June 26, 1998
                                 (Unaudited)


(9)  Employee Stock Purchase Plan

     In May 1998, the Company established the 1998 Employee Stock Purchase Plan to provide eligible employees the opportunity to acquire limited amounts of the Company's common stock. Under the plan, participants will receive options to purchase shares which are exercisable no later than one year from the date of grant. The exercise price of each option will be the lesser of (I) 85% of the fair market value of the shares on the date the option is granted or (II) 85% of the fair market value of the shares on the last day of the period during which the option is outstanding. An aggregate of 600,000 shares of common stock have been reserved for issuance under the plan. As of June 26, 1998, activity under the plan since inception was immaterial.

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

Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's future results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not specifically limited to: the ability to develop and introduce cost effective new products in a timely manner; developments in current or future litigation; the Company's ability to successfully manufacture and sell significant quantities of equipment on a timely basis; as well as the other risks detailed in this report and in the Company's 1997 Form 10-K under the section entitled Cautionary Statements and Risk Factors.

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

The Company has sold over 1,000 systems since 1988 and its customers include major corporations in a broad range of industries including manufacturers of automotive, aerospace, computer, electronic, consumer and medical products. The Company's revenues are generated by product and service sales. Product sales are comprised of sales of systems and related equipment, materials, software, and other component parts, as well as rentals of systems. Service sales include revenues from a variety of on-site maintenance services, services provided by the Company's Technology Centers and customer training.

RESULTS OF OPERATIONS

The following table sets forth the percentage relationship of certain items from the Company's Statement of Operations and Total Revenues:

                                                                   Percentage of Total Revenues

                                                     Three Month Periods Ended       Six Month Periods Ended
                                                   ------------------------------------------------------------
     Sales:                                        June 27, 1997  June 26, 1998    June 27, 1997  June 26, 1998
                                                   -------------  -------------    -------------  -------------
       Products                                         64.7%          67.8%            64.0%          65.8%
       Services                                         35.3%          32.2%            36.0%          34.2%
                                                       ------         ------           ------         ------
         Total sales                                   100.0%         100.0%           100.0%         100.0%
                                                       ------         ------           ------         ------

     Cost of Sales:
       Products                                         35.4%          34.2%            34.7%          34.4%
       Services                                         25.8%          22.2%            25.7%          23.2%
                                                       ------         ------           ------         ------
         Total cost of sales                            61.2%          56.4%            60.4%          57.6%
                                                       ------         ------           ------         ------

     Total gross profit                                 38.8%          43.6%            39.6%          42.4%
     Gross profit - products                            45.3%          49.6%            45.9%          47.7%
     Gross profit - services                            26.7%          31.1%            28.4%          32.1%
     Selling, general and administrative expenses       32.9%          30.3%            31.4%          29.7%
     Research and development expenses                   9.2%          10.4%             9.1%          10.3%
     Income (loss) from operations                      (3.3)%          2.8%            (0.9)%          2.4%
     Interest income, net                                1.2%           0.4%             1.3%           0.5%
     Provision for (benefit from) income taxes          (0.8)%          1.1%             0.2%           1.0%
     Net income (loss)                                  (1.3)%          2.1%             0.2%           1.9%

                            3D SYSTEMS CORPORATION
         Management's Discussion and Analysis of Financial Condition
                    and Results of Operations (Continued)


The following table sets forth for the periods indicated total revenues attributable to each of the Company's major products and services groups, and those revenues as a percentage of total sales:

                                             Three Month Periods Ended       Six Month Periods Ended
                                           ----------------------------    ----------------------------
     Sales:                                June 27, 1997  June 26, 1998    June 27, 1997  June 26, 1998
                                           -------------  -------------    -------------  -------------
Products:                                                  (in thousands except percentages)
  Systems, and related equipment            $  9,698        $ 11,843          $ 19,512      $ 21,639
  Materials                                    3,113           4,144             5,932         7,437
  Other                                        1,300             728             2,265         2,166
                                            --------        --------          --------      --------
      Total products                          14,111          16,715            27,709        31,242
                                            --------        --------          --------      --------

Services:
  Maintenance                                  6,246           6,898            12,513        13,809
  Other                                        1,446           1,060             3,040         2,458
                                            --------        --------          --------      --------
      Total services                           7,692           7,958            15,553        16,267
                                            --------        --------          --------      --------
Total sales                                 $ 21,803        $ 24,673          $ 43,262      $ 47,509
                                            --------        --------          --------      --------
                                            --------        --------          --------      --------

Products:
  Systems, and related equipment                44.4%           48.0%             45.1%         45.6%
  Materials                                     14.3%           16.8%             13.7%         15.7%
  Other                                          6.0%            3.0%              5.2%          4.5%
                                            --------        --------          --------      --------
      Total products                            64.7%           67.8%             64.0%         65.8%
                                            --------        --------          --------      --------

Services:
  Maintenance                                   28.7%           28.0%             29.0%         29.0%
  Other                                          6.6%            4.2%              7.0%          5.2%
                                            --------        --------          --------      --------
      Total services                            35.3%           32.2%             36.0%         34.2%
                                            --------        --------          --------      --------
Total sales                                    100.0%          100.0%            100.0%        100.0%
                                            --------        --------          --------      --------
                                            --------        --------          --------      --------

                             3D SYSTEMS CORPORATION
          Management's Discussion and Analysis of Financial Condition
                     and Results of Operations (Continued)


THREE MONTH PERIOD ENDED JUNE 26, 1998 COMPARED TO THE THREE MONTH PERIOD ENDED JUNE 27, 1997.

SALES. Sales during the three month period ended June 26, 1998 (the "second quarter of 1998") were $24.7 million, an increase of 13% over the $21.8 million recorded during the three month period ended June 27, 1997 (the "second quarter of 1997").

Product sales during the second quarter of 1998 ($16.7 million) increased approximately 18% compared to the second quarter of 1997 ($14.1 million).
The Company sold a total of 62 systems in the second quarter of 1998, compared to 68 systems in the second quarter of 1997. The slight decrease in total systems sold in the second quarter of 1998 is largely attributable to a decrease in the number of Actua 2100 systems sold in that quarter as compared to the second quarter of 1997. In addition, the Company was impacted by a reduction of sales into Asia Pacific due to the economic conditions in that region, coupled with the impact of a strong U.S. dollar. System sales fluctuate from quarter to quarter and the Company does not believe that the reduced number of Actua's sold, nor the change in system unit sales from 1997 to 1998, is indicative of sales in any future quarter. While sales into Asia Pacific make up less than 10% of total product sales, the Company does believe the trend in Asia Pacific will continue, and is expecting overall sales in that region to be flat or slightly down in 1998 as compared to 1997. These are forward looking statements however and are subject to uncertainties. For example, the exact timing of customer requirements may significantly impact product sales in future quarters. The increase in the dollar value of product sales was due to improved average selling prices, improved product mix and an increase in material sales.

Orders for the Company's systems in the second quarter of 1998 compared to the second quarter of 1997 increased substantially in Europe and the U.S., and were down significantly in Asia Pacific. Total system backlog at the end of the second quarter of 1998 is up approximately 20% as compared to the second quarter of 1997. The increase in system orders in the second quarter of 1998 was due primarily to a significant improvement in Europe coupled with improved productivity of the domestic sales force, as compared to a soft second quarter of 1997. The Company anticipates that orders should increase in the U.S. and Europe during 1998 as compared to 1997 primarily as a result of increased productivity of the domestic sales force and the assimilation of the EOS acquisition. This is a forward looking statement and, as with other such statements, is subject to uncertainties. For example, European economic conditions and the strong U.S. dollar could cause delays in customer orders which could lead to orders being lower in 1998 than 1997.

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

Service sales during the second quarter of 1998 ($8.0 million) increased approximately 3% compared to the second quarter of 1997 ($7.7 million), primarily as a result of increased maintenance revenues due to the larger installed base of systems in the U.S. and Europe. Sales of Other Services in the second quarter of 1998 ($1.1 million) were down from the second quarter of 1997 ($1.4 million) and the first quarter of 1998 ($1.4 million). This decrease is primarily attributable to a reduction in sales of Technology Center services. The Company expects that sales of Technology Center services will remain at this lower level for the balance of 1998.

                            3D SYSTEMS CORPORATION
          Management's Discussion and Analysis of Financial Condition
                    and Results of Operations (Continued)


COST OF SALES. Cost of sales increased to $13.9 million (56% of sales) in the second quarter of 1998 from $13.3 million (61% of sales) in the second quarter of 1997.

Product cost of sales as a percentage of product sales improved to approximately 50% in the second quarter 1998 from approximately 55% in the second quarter of 1997. This improvement was due primarily to increased average selling prices in Europe and significant reductions in the cost of factory operations in 1998 as compared to 1997. The Company also benefited from a more balanced product mix in the second quarter of 1998 as compared to the second quarter of 1997. The Company believes that the benefits from improved average selling prices have been optimized and will not increase further. In addition, while the Company expects reductions in factory costs to continue, the rate of improvement may decrease slightly. These are forward looking statements however and are subject to uncertainties. For example, the impact of competition or changing economic conditions in Europe or the U.S. may dramatically impact average selling prices. In addition, the Company's costs of product sales and corresponding gross profit margins are affected by several factors including, but not limited to sales mix, distribution channels, and fluctuations in foreign currency exchange rates and, therefore, may vary in future periods from those experienced during the second quarter of 1998.

Service cost of sales as a percentage of service sales decreased to 69% during the second quarter of 1998 compared to 73% during the second quarter of 1997, primarily as a result of increased parts costs under field maintenance contracts and certain inefficiencies attributable to the Company's Keltool operations which occurred during the second quarter of 1997.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("S,G&A") expenses increased approximately $300,000 or 4% in the second quarter of 1998 compared to the second quarter of 1997, which included a $500,000 non-recurring charge for severance benefits related to a restructuring plan. The increase was due primarily to an increase in commissions and bonus expenses due to higher sales and profits, costs associated with other selling and incentive programs, and costs related to expanded efforts in marketing and communications programs. The Company expects S,G&A expenses to increase slightly in the second half of 1998. This is a forward looking statement and is subject to uncertainties. As examples, a significant increase in revenues in the second half of 1998 could cause a further increase in commissions and bonuses, or the impact of litigation costs associated with the protection of the Company's patents could result in a substantial increase in S,G&A expenses.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development ("R&D") expenses during the second quarter of 1998 increased approximately $560,000 or 28% compared to the second quarter of 1997. The increase in R&D expenses in 1998 was primarily the result of increased personnel and materials related to certain development projects. Based on the Company's historical expenditures related to research and development and its current development goals, the Company anticipates for the foreseeable future, research and development expenses will be equal to approximately 10% of sales. However, this is a forward looking statement and, as with any such statement, is subject to uncertainties. For example, if total sales of the Company for any particular period do not meet the anticipated sales of the Company for that period, research and development expenses as a percentage of sales may exceed 10%.

OPERATING INCOME. Operating income for the second quarter of 1998 was 2.8% of total sales compared to a loss of 3.3% of total sales in the second quarter of 1997. The improvement in operating income in 1998 was primarily attributable to the significant increase in product sales and the substantial reductions in overall factory costs as described above. In addition, the second quarter 1997 loss included a non-recurring charge of $500,000.

                            3D SYSTEMS CORPORATION
          Management's Discussion and Analysis of Financial Condition
                     and Results of Operations (Continued)


OTHER INCOME AND EXPENSES. Net other income decreased approximately $160,000 in the second quarter 1998 ($106,000) compared to the second quarter 1997 ($266,000) due primarily to a decrease in interest income. This decrease is the result of the lower investment balances in 1998 as compared to 1997 due to cash used for operating activities and investment activities since the second quarter of 1997 along with the funding of certain lease receivables that occurred in the third quarter of 1997.

                           3D SYSTEMS CORPORATION
          Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


SIX MONTH PERIOD ENDED JUNE 26, 1998 COMPARED TO THE SIX MONTH PERIOD ENDED JUNE 27, 1997.

SALES. Sales during the six month period ended June 26, 1998 (the "first half of 1998") were $47.5 million, an increase of approximately 10% over the $43.3 million recorded during the six month period ended June 27, 1997 (the "first half of 1997").

Product sales during the first half of 1998 ($31.2 million) increased approximately 13% from the $27.7 million in product sales in the first half of 1997. The Company sold a total of 111 systems in the first half of 1998, compared to 133 systems in the first half of 1997.

Orders for the Company's systems in the first half of 1998 as compared to the first half of 1997, increased substantially in both the U.S. and Europe, while orders were down in Asia Pacific. In 1997, the U.S. market was impacted by potential inefficiencies caused by the changes in the domestic sales organization.

Service sales during the first half of 1998 increased $.7 million, or approximately 5% compared to the first half of 1997. The lower growth rate is primarily attributable to a decrease in Technology Center revenues of $.3 million in the first half of 1998, as compared to the first half of 1997.

COST OF SALES. Cost of sales increased to $27.4 million or 58% of sales in the first half of 1998 from $26.1 million or 60% of sales in the first half of 1997.

Product cost of sales as a percentage of product sales declined to 52% in the first half of 1998 compared to the 54% in the first half of 1997. The improvement in 1998 was due primarily to increased average selling prices in Europe and significant reductions in the cost of factory operations in 1998 as compared to 1997.

Service cost of sales as a percentage of service sales declined to 68% in the first half of 1998 compared to 72% during the first half of 1997, primarily as a result of increased part costs under field maintenance contracts and certain inefficiencies attributable to the Company's Keltool operations during the first half of 1997.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling general and administrative ("S,G&A") expenses increased approximately $.6 million or 4% in the first half of 1998 compared to the first half of 1997, primarily as a result of increased commissions and bonus expenses due to higher sales and profits, costs associated with selling and incentive programs in 1998, and costs related to expanded marketing and communications programs. The first half of 1997 did include a $.5 million non-recurring charge for severance benefits related to a restructuring plan.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses during the first half of 1998 increased approximately $.9 million or 24% compared to the first half of 1997. The increase in research and development expenses in 1998 was primarily the result of increased personnel and materials related to certain development projects.

                             3D SYSTEMS CORPORATION
           Management's Discussion and Analysis of Financial Condition
                     and Results of Operations (Continued)


OPERATING INCOME (LOSS). Profitability from operations increased by $1.5 million in the first half of 1998, reaching 2.4% of total sales as compared to a loss of .9% of total sales in the first half of 1997. The improvement in operating income in the first half of 1998 is primarily attributable to the significant increase in product sales and and the substantial reductions in overall factory costs as desribed above. In addition, the first half of 1997 loss included a non-recurring charge of $.5 million.

OTHER INCOME AND EXPENSES. Other income and expenses decreased approximately $.3 million in the first half of 1998 ($.2 million) compared to the first half of 1997 ($.6 million) due primarily to a decrease in interest income. This decrease is the result of the lower investment balances in the first half of 1998 as compared to the first half of 1997 due to cash used for operating and investment activities since the second quarter of 1997 along with the funding of certain lease receivables that occurred in the third quarter of 1997.

                            3D SYSTEMS CORPORATION
           Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


LIQUIDITY AND CAPITAL RESOURCES

                                                         December 31, 1997   June 26, 1998
                                                         -----------------   -------------
Cash and cash equivalents                                   $12,694,831       $12,524,301
Short-term investments                                        3,498,265         6,647,458
Working capital                                              38,309,646        38,676,426

                                                              Six Month Periods Ended
                                                         ---------------------------------
                                                           June 27, 1997     June 26, 1998
                                                         -----------------   -------------
Cash provided by (used for) operating activities            $(3,570,579)      $ 5,785,232
Cash provided by (used for) investing activities             (1,302,891)       (4,262,221)
Cash used for financing activities                              (20,054)       (1,169,889)


Net cash provided by operating activities during the first half of 1998 was $5.8 million. The positive cash flow from operations during the first half of 1998 was comprised primarily of a significant increase in deferred revenues ($2.5 million), a decrease in inventories ($1.8 million), and increased net income ($.9 million).

Net cash used for investing activities during the first half of 1998 totaled $4.3 million and was primarily the result of increases in short term investments of $3.2 million along with the net additions to property and equipment and license and patent costs ($1.1 million).

Net cash used for financing activities during the first half of 1998 was primarily the result of the Company's purchase of 200,000 shares of its own stock ($1.4 million). The Company may continue to acquire additional shares from time to time at the prevailing market price, at a rate consistent with the combination of corporate cash and market conditions.

In August 1997, the Company extended its credit facility with Silicon Valley Bank ("SVB") (the "Credit Facility"). Under the terms of the agreement, which remains in effect through August 18, 1998, the Company can borrow from SVB up to $10,000,000, at the prevailing prime rate of interest. The Credit Facility, which is unsecured, contains certain financial covenants limiting mergers, acquisitions, recapitalizations, dividends, loans to others, and hypothecation of assets or corporate guarantees. Since inception of the Credit Facility (June 1993) and at all times through June 26, 1998, the Company has been in compliance with all financial covenants then in effect and has not utilized the facility. It is the Company's intention to renew this facility.

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

                            3D SYSTEMS CORPORATION


PART II - OTHER INFORMATION

ITEM 4.   Submission of Matters to a Vote of Security Holders

          On May 22, 1998, the Company held its Annual Meeting of Stockholders. The following sets forth the identity of the directors elected as Class II Directors to hold office for three years and until their respective successors have been elected and voting results as well as the voting results of the approval of the Company's 1998 Employee Stock Purchase Plan.

     1.   Election of Class II Directors

                                                      Yes             No        Abstain    Broker Non
                                                   ---------          ---       -------    ----------
          Arthur B. Sims                           9,699,999          932       87,432          0
          Richard D. Balanson                      9,695,557          400       87,258          0
          Miriam V. Gold                           9,705,898          632       81,725          0

     2.   The approval of the 1998 Employee Stock Purchase Plan

                                                      Yes            No         Abstain    Broker Non
                                                   ---------       ------       -------    ----------
                                                   4,022,736       99,094       38,057      5,613,468

ITEM 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

     27.  Financial data schedule.


(b) Report on Form 8-K dated April 23, 1998 to announce First Quarter 1998 results.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



/s/ Frank J. Spina                                               August 10, 1998
------------------------------------------                       ---------------
Frank J. Spina                                                        Date
Vice President and Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)


(Duly authorized to sign on behalf of Registrant)