Form 10-Q
period 1998-09-25
3 D SYSTEMS CORP
filed 1998-11-09
CIK 910638

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES AND EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 25, 1998


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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.


                            Yes    X     No
                                -------     -------

Shares of Common Stock, par value $0.001, outstanding as of October 30, 1998:
11,581,725

                             3D SYSTEMS CORPORATION


                                TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION                                   Page Number
                                                                -----------
     ITEM 1. Financial Statements

       Consolidated Balance Sheets,
       December 31, 1997 and September 25, 1998     ................   3


       Consolidated Statements of Operations
       For the Three and Nine Month Periods Ended
       September 26, 1997 and September 25, 1998    ................   4

       Consolidated Statements of Cash Flows
       For the Nine Month Periods Ended
       September 26, 1997 and September 25, 1998    ................   5

       Consolidated Statements of Comprehensive Income
       For the Three and Nine Month Periods Ended
       September 26, 1997 and September 25, 1998    ................   6

       Notes to Consolidated Financial Statements
       December 31, 1997 and September 25, 1998     ................   7

     ITEM 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations    ................  11

PART II.  OTHER INFORMATION

     ITEM 6.     Exhibits and Reports on Form 8-K   ................  20


                             3D SYSTEMS CORPORATION
                           Consolidated Balance Sheets

                                                                                                           (Unaudited)
                                      ASSETS                                  December 31, 1997           September 25, 1998
                                                                              -----------------           ------------------
Current assets:
  Cash and cash equivalents                                                   $      12,694,831           $       11,884,360
  Short-term investments                                                              3,498,265                    4,498,841
  Accounts receivable, less allowances for doubtful accounts
   of $441,399 (1997) and $1,098,577 (1998)                                          23,618,237                   25,942,350
  Current portion of lease receivables                                                1,257,006                    1,583,588
  Inventories (Note 2)                                                               12,164,633                   11,984,084
  Deferred tax assets                                                                 3,319,651                    2,489,738
  Prepaid expenses and other current assets                                           2,305,163                    3,332,957
                                                                              -----------------           ------------------
       Total current assets                                                          58,857,786                   61,715,918

Property and equipment, net (Note 3)                                                 16,895,011                   15,825,845
Licenses and patent costs, net                                                        5,464,351                    5,492,271
Deferred tax assets                                                                   3,971,000                    3,971,000
Lease receivables, less current portion                                               3,944,462                    5,469,291
Other assets                                                                          2,207,109                    2,074,194
                                                                              -----------------           ------------------
                                                                              $      91,339,719           $       94,548,519
                                                                              -----------------           ------------------
                                                                              -----------------           ------------------

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                            $       4,885,831           $        4,990,516
  Accrued liabilities                                                                 8,814,193                    8,671,337
  Current portion of long-term debt                                                      95,000                      100,000
  Customer deposits                                                                     238,248                      555,402
  Deferred revenues                                                                   6,514,868                    8,128,245
                                                                              -----------------           ------------------
       Total current liabilities                                                     20,548,140                   22,445,500

Other liabilities                                                                     1,491,534                    1,948,187
Long-term debt, less current portion                                                  4,705,000                    4,605,000
                                                                              -----------------           ------------------
                                                                                     26,744,674                   28,998,687
Stockholders' equity:
  Preferred stock, $.001 par value.  Authorized 5,000,000
    shares; none issued
  Common stock, $.001 par value.  Authorized 25,000,000
    shares; issued 11,450,071 and outstanding 11,425,071
    (1997) and issued 11,564,965 and outstanding 11,339,965 (1998)                       11,450                       11,565
  Capital in excess of par value                                                     73,856,965                   74,730,572
  Notes receivable from officers (Note 4)                                                   ---                     (360,000)
  Accumulated deficit                                                                (8,897,605)                  (7,540,661)
  Cumulative translation adjustment                                                    (210,827)                     248,297
  Treasury stock, at cost, 25,000 shares (1997) and 225,000 shares
    (1998) (Note 5)                                                                    (164,938)                  (1,539,941)
                                                                              -----------------           ------------------
        Total stockholders' equity                                                   64,595,045                   65,549,832
                                                                              -----------------           ------------------
                                                                              $      91,339,719           $       94,548,519
                                                                              -----------------           ------------------
                                                                              -----------------           ------------------

      See accompanying notes to consolidated financial statements.

                           3D SYSTEMS CORPORATION
                         Consolidated Statements of
                                 Operations
                                 (Unaudited)

                                                   Three Month Periods Ended                   Nine Month Periods Ended
                                            ----------------------------------------   ---------------------------------------
Sales:                                      September 26, 1997    September 25, 1998   September 26, 1997   September 25, 1998
                                            ------------------    ------------------   ------------------   ------------------
  Products                                  $       14,615,138    $       14,665,015   $      42,324,460    $       45,907,372
  Services                                           7,678,718             8,676,773          23,231,653            24,943,325
                                            ------------------    ------------------   ------------------   ------------------
     Total sales                                    22,293,856            23,341,788           65,556,113           70,850,697
                                            ------------------    ------------------   ------------------   ------------------

Cost of sales:
  Products                                           8,637,195             7,628,473           23,636,439           23,957,050
  Services                                          5,231,937              5,631,317           16,370,620           16,671,213
                                            ------------------    ------------------   ------------------   ------------------
     Total cost of sales                            13,869,132            13,259,790           40,007,059           40,628,263
                                            ------------------    ------------------   ------------------   ------------------

Gross profit                                         8,424,724            10,081,998           25,549,054           30,222,434
                                            ------------------    ------------------   ------------------   ------------------

Operating expenses:
  Selling, general and administrative                7,320,339             7,559,076           20,881,633           21,677,645
  Research and development                           4,658,723             1,946,984            8,600,450            6,827,029
                                            ------------------    ------------------   ------------------   ------------------
     Total operating expenses                       11,979,062             9,506,060           29,482,083           28,504,674
                                            ------------------    ------------------   ------------------   ------------------

Income (loss) from                                  (3,554,338)              575,938           (3,933,029)           1,717,760
operations

Other income                                           308,663               264,969              994,333              649,611
Other expense                                         (101,123)             (139,553)            (228,326)            (312,136)
                                            ------------------    ------------------   ------------------   ------------------
Income before provision for income taxes            (3,346,798)              701,354           (3,167,022)           2,055,235


Provision for (benefit from) income taxes           (1,212,039)              224,433           (1,140,128)             698,291
                                            ------------------    ------------------   ------------------   ------------------

Net income (loss)                           $       (2,134,759)   $          476,921   $       (2,026,894)  $        1,356,944
                                            ------------------    ------------------   ------------------   ------------------
                                            ------------------    ------------------   ------------------   ------------------

Net income (loss) per common share          $            (0.19)   $             0.04   $            (0.18)  $             0.12
                                            ------------------    ------------------   ------------------   ------------------
                                            ------------------    ------------------   ------------------   ------------------

Weighted average shares outstanding                 11,410,734            11,362,729           11,382,533           11,333,189
                                            ------------------    ------------------   ------------------   ------------------
                                            ------------------    ------------------   ------------------   ------------------

Net income (loss) per common share
  assuming dilution                         $            (0.19)   $             0.04   $            (0.18)  $             0.12
                                            ------------------    ------------------   ------------------   ------------------
                                            ------------------    ------------------   ------------------   ------------------

Weighted average shares outstanding
  and dilutive shares                               11,410,734            11,565,468           11,382,533           11,535,928
                                            ------------------    ------------------   ------------------   ------------------
                                            ------------------    ------------------   ------------------   ------------------


See accompanying notes to consolidated financial statements.

                            3D SYSTEMS CORPORATION
                    Consolidated Statements of Cash Flows
              For the Nine Month Periods Ended September 26, 1997
                            and September 25, 1998
                                  (Unaudited)

                                                                         1997             1998
                                                                   ---------------   ---------------
OPERATING ACTIVITIES:
  Net income                                                       $    (2,026,894)  $     1,356,944
  Adjustments to reconcile net income to net cash used for
   operating activities:
      Deferred income taxes                                                442,725           829,913
      Depreciation and amortization                                      3,691,798         4,009,019
      Increase (decrease) in cash resulting from changes in:
         Accounts receivable                                            (5,406,498)       (2,125,875)
         Lease receivables                                                 129,222        (1,907,014)
         Inventories                                                    (2,488,518)           99,091
         Prepaid expenses and other current assets                        (846,881)       (1,027,795)
         Other assets                                                   (1,205,370)         (433,691)
         Accounts payable                                                  870,342           (12,842)
         Accrued liabilities                                             1,667,405          (142,855)
         Customer deposits                                                (330,790)          317,154
         Deferred revenues                                                 680,410         1,613,377
         Other liabilities                                                  (5,318)          456,653
                                                                   ---------------   ---------------
            Net cash (used) provided by operating activities            (4,828,367)        3,032,079

INVESTING ACTIVITIES:
  Purchase of property and equipment                                    (7,408,205)       (3,806,882)
  Disposition of property and equipment                                  1,464,585         1,841,918
  Increase in licenses and patent costs                                 (2,028,695)         (580,520)
  Proceeds from short-term investments                                   3,759,492         5,646,882
  Purchase of short-term investments                                    (1,997,422)       (6,647,458)
                                                                   ---------------   ---------------
            Net cash provided (used) by investing activities            (6,210,245)       (3,546,060)

FINANCING ACTIVITIES:
  Exercise of stock options and warrants                                   251,445           513,721
  Repayments of note payable                                              (100,000)          (95,000)
  Purchase of treasury stock                                              (164,938)       (1,375,003)
                                                                   ---------------   ---------------
            Net cash used by financing activities                          (13,493)         (956,282)

  Effect of exchange rate changes on cash                               (1,151,724)          659,792
                                                                   ---------------   ---------------

Net decrease in cash and cash equivalents                              (12,203,829)         (810,471)

Cash and cash equivalents at the beginning of the period                24,356,441        12,694,831
                                                                   ---------------   ---------------

Cash and cash equivalents at the end of the period                 $    12,152,612   $    11,884,360
                                                                   ---------------   ---------------
                                                                   ---------------   ---------------


See accompanying notes to consolidated financial statements.

                            3D SYSTEMS CORPORATION
                Consolidated Statements of Comprehensive Income
                                 (Unaudited)

                                                              Nine Month Periods Ended
                                                      ----------------------------------------
                                                      September 26, 1997    September 25, 1998
                                                      ------------------   -------------------
Net income (loss)                                     $       (2,026,894)  $         1,356,944
Foreign currency translation, net of tax                      (1,417,091)              459,124
                                                      ------------------   -------------------

   Comprehensive (loss) income                        $       (3,443,985)  $         1,816,068
                                                      ------------------   -------------------
                                                      ------------------   -------------------





See accompanying notes to consolidated financial statements.

                           3D SYSTEMS CORPORATION
                  Notes to Consolidated Financial Statements
                   December 31, 1997 and September 25, 1998
                                (Unaudited)

(1)  Basis of Presentation

     The accompanying unaudited consolidated financial statements of 3D Systems Corporation and subsidiaries (the "Company") are prepared in accordance with instructions to Form 10-Q and, in the opinion of management include all material adjustments (consisting only of normal recurring accruals) which are necessary for the fair presentation of results for the interim periods. The Company reports its interim financial information on a 13 week basis ending the last Friday of each quarter, and reports its annual financial information through the calendar year ended December 31. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The results of the nine month period ended September 25, 1998 are not necessarily indicative of the results to be expected for the full year.

(2)  Inventories

                                                       December 31, 1997   September 25, 1998
                                                       -----------------   ------------------
        Raw materials                                  $       2,259,504   $        2,624,328
        Work in progress                                       1,141,702              900,538
        Finished goods                                         8,763,427            8,459,218
                                                       -----------------   ------------------
                                                       $      12,164,633   $       11,984,084
                                                       -----------------   ------------------
                                                       -----------------   ------------------

(3)   Property and Equipment

                                                       December 31, 1997   September 25, 1998
                                                       -----------------   ------------------
        Land and building                              $       4,613,051   $        4,613,051
        Machinery and equipment                               15,704,394           17,063,169
        Office furniture and equipment                         2,713,906            2,557,521
        Leasehold improvements                                 2,100,530            2,357,678
        Rental equipment                                         906,098              430,446
        Construction in progress                               1,119,065            1,644,348
                                                       -----------------   ------------------
                                                              27,157,044           28,666,213
        Less accumulated depreciation and
          amortization                                       (10,262,033)         (12,840,368)
                                                       -----------------   ------------------
                                                       $      16,895,011   $       15,825,845
                                                       -----------------   ------------------
                                                       -----------------   ------------------

(4)  Related Party Transaction

     At September 25, 1998, the Company has remaining notes receivable totaling $360,000 from certain executive officers of the Company pursuant to the Executive Long-Term Stock Incentive Plan (which was adopted under the 1996 Stock Incentive Plan). The original loans of $420,000, of which $60,000 has been repaid, were used to purchase an aggregate of 67,333 shares of the Company's common stock at the fair market value on the date of offer. These notes bear an interest rate of 6% per annum and mature in the year 2003. The plan calls for the loans to be forgiven, in part or whole, if certain profitability targets are met. The notes receivable are shown on the balance sheet as a reduction of stockholders' equity.

                             3D SYSTEMS CORPORATION
                   Notes to Consolidated Financial Statements
                    December 31, 1997 and September 25, 1998
                                   (Unaudited)


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

                             3D SYSTEMS CORPORATION
             Notes to Consolidated Financial Statements (Continued)
                    December 31, 1997 and September 25, 1998
                                  (Unaudited)

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

     The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations for the nine month period ended September 26, 1997 and September 25, 1998:

                                                                                                1997                 1998
                                                                                         ------------------    ----------------
     NUMERATOR:

     Net income - numerator for net income per common share and
     net income per common share assuming dilution                                      $      (2,026,894)    $      1,397,560

     DENOMINATOR:

     Denominator for net income per common share - weighted
     average shares                                                                             11,382,533          11,333,189

     EFFECT OF DILUTIVE SECURITIES:

     Stock options                                                                                     ---             202,739

     DENOMINATOR FOR NET INCOME PER COMMON SHARE, ASSUMING DILUTION:

     Adjusted weighted average shares and assumed conversions                                   11,382,533          11,535,928


     Common shares related to stock options and stock warrants that are antidilutive amounted to approximately 986,367 shares and 980,354 shares for the nine months ended September 26, 1997 and September 25, 1998, respectively.

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

                             3D SYSTEMS CORPORATION
              Notes to Consolidated Financial Statements (Continued)
                    December 31, 1997 and September 25, 1998
                                  (Unaudited)


(9)  Employee Stock Purchase Plan

     In May 1998, the Company established the 1998 Employee Stock Purchase Plan to provide eligible employees the opportunity to acquire limited amounts of the Company's common stock. Under the plan, participants will receive options to purchase shares which are exercisable no later than one year from the date of grant. The exercise price of each option will be the lesser of (I) 85% of the fair market value of the shares on the date the option is granted or (II) 85% of the fair market value of the shares on the last day of the period during which the option is outstanding. An aggregate of 600,000 shares of common stock have been reserved for issuance under the plan. As of September 25, 1998, activity under the plan since inception was immaterial.

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

The Company has sold over 1,000 systems since 1988 and its customers include major corporations in a broad range of industries including manufacturers of automotive, aerospace, computer, electronic, consumer, and medical products. The Company's revenues are generated by product and service sales. Product sales are comprised of sales of systems and related equipment, materials, software, and other component parts, as well as rentals of systems. Service sales include revenues from a variety of on-site maintenance services, services provided by the Company's Technology Centers and customer training.

RESULTS OF OPERATIONS

The following table sets forth the percentage relationship of certain items from the Company's Statement of Operations and Total Revenues:

                                                                           Percentage of Total Revenues
                                                       Three Month Periods Ended                 Nine Month Periods Ended
                                               ----------------------------------------- -----------------------------------------
Sales:                                          September 26, 1997   September 25, 1998   September 26, 1997   September 25, 1998
                                               -------------------- -------------------- -------------------- --------------------
  Products                                                   65.6%                62.8%                64.6%                64.8%
  Services                                                   34.4%                37.2%                35.4%                35.2%
                                               -------------------- -------------------- -------------------- --------------------
     Total sales                                            100.0%               100.0%               100.0%               100.0%
                                               -------------------- -------------------- -------------------- --------------------

Cost of Sales:
  Products                                                   38.7%                32.7%                36.1%                33.8%
  Services                                                   23.5%                24.1%                25.0%                23.5%
                                               -------------------- -------------------- -------------------- --------------------
    Total cost of sales                                      62.2%                56.8%                61.1%                57.3%
                                               -------------------- -------------------- -------------------- --------------------

Total gross profit                                           37.8%                43.2%                39.0%                42.7%
Gross profit - products                                      40.9%                48.0%                44.2%                47.8%
Gross profit - services                                      31.9%                35.1%                29.5%                33.2%
Selling, general and administrative expenses                 32.8%                32.4%                31.9%                30.6%
Research and development expenses                            20.9%                 8.3%                13.1%                 9.6%
Income (loss) from operations                              (15.9)%                 2.5%               (6.0%)                 2.4%
Interest income, net                                          0.9%                 0.5%                 1.2%                 0.5%
Provision for (benefit from) income taxes                   (5.4%)                 1.0%               (1.7%)                 1.0%

Net income (loss)                                           (9.6%)                 2.0%               (3.1%)                 1.9%


                             3D SYSTEMS CORPORATION
           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (Continued)


The following table sets forth for the periods indicated total revenues attributable to each of the Company's major products and services groups, and those revenues as a percentage of total sales:

                                               Three Month Periods Ended                Nine Month Periods Ended
                                         ----------------------------------------     -------------------------------------
                                         September 27, 1997    September 25, 1998    September 27, 1997    September25, 1998
                                         ------------------    ------------------    ------------------    -----------------
Products:                                                          (in thousands except percentages)
  Systems, and related equipment         $            9,770    $           10,407    $           29,282    $          32,046
  Materials                                           3,829                 3,582                 9,761               11,019
  Other                                               1,016                   676                 3,281                2,842
                                         ------------------    ------------------    ------------------    -----------------
      Total products                                 14,615                14,665                42,324               45,907
                                         ------------------    ------------------    ------------------    -----------------

Services:
  Maintenance                                         6,207                 7,599                18,720               21,408
  Other                                               1,472                 1,078                 4,512                3,536
                                         ------------------    ------------------    ------------------    -----------------
      Total services                                  7,679                 8,677                23,232               24,944
                                         ------------------    ------------------    ------------------    -----------------
Total sales                              $           22,294    $           23,342    $           65,556    $          70,851
                                         ------------------    ------------------    ------------------    -----------------
                                         ------------------    ------------------    ------------------    -----------------

Products:
  Systems, and related equipment                       43.8%                 44.6%                 44.7%                45.2%
  Materials                                            17.2%                 15.3%                 14.9%                15.6%
  Other                                                 4.6%                  2.9%                  5.0%                 4.0%
                                         ------------------    ------------------    ------------------    -----------------
      Total products                                   65.6%                 62.8%                 64.6%                64.8%
                                         ------------------    ------------------    ------------------    -----------------

Services:
  Maintenance                                          27.8%                 32.6%                 28.5%                30.2%
  Other                                                 6.6%                  4.6%                  6.9%                 5.0%
                                         ------------------    ------------------    ------------------    -----------------
      Total services                                   34.4%                 37.2%                 35.4%                35.2%
                                         ------------------    ------------------    ------------------    -----------------
Total sales                                           100.0%                100.0%                100.0%               100.0%
                                         ------------------    ------------------    ------------------    -----------------
                                         ------------------    ------------------    ------------------    -----------------

                             3D SYSTEMS CORPORATION
           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (Continued)


THREE MONTH PERIOD ENDED SEPTEMBER 25, 1998 COMPARED TO THE THREE MONTH PERIOD ENDED SEPTEMBER 26, 1997.

SALES. Sales during the three month period ended September 25, 1998 (the "third quarter of 1998") were $23.3 million, an increase of 4% over the $22.3 million recorded during the three month period ended September 26, 1997 (the "third quarter of 1997").

Product sales during the third quarter of 1998 ($14.7 million) increased approximately 1% compared to the third quarter of 1997 ($14.6 million). The increase in the dollar value of product sales was due primarily to improved average selling prices for an improved product. The Company sold a total of 50 systems in the third quarter of 1998, compared to 55 systems in the third quarter of 1997. The decrease in total systems sold in the third quarter of 1998 is largely attributable to a reduction in sales into Asia Pacific due to the economic conditions in that region, coupled with the impact of a strong U.S. dollar. In addition, unit sales were adversely impacted by a large number of unit orders with shipments in future periods. System sales fluctuate from quarter to quarter and the Company does not believe that the reduced number of unit sales from 1997 to 1998 is necessarily indicative of sales in any future quarter. While sales into Asia Pacific make up less than 10% of total product sales, the Company does believe the trend in Asia Pacific will continue, and is currently expecting overall sales in that region to be flat or slightly down in 1998 as compared to 1997. These are forward looking statements however and are subject to uncertainties. For example, the exact timing of customer requirements may significantly impact product sales in future quarters and the economic conditions in Asia Pacific may improve.

Orders for the Company's systems in the third quarter of 1998 compared to the third quarter of 1997 were up 6% due primarily to a substantial increase in European orders. The U.S. order rate improved slightly, while orders were down significantly in Asia-Pacific when comparing the third quarter of 1998 to 1997. As a result of the increased order rate, total system backlog at the end of the third quarter of 1998 is up substantially as compared to the third quarter of 1997 and up approximately 40% from the second quarter of 1998. The Company anticipates that orders should continue to increase slightly in the U.S. and Europe during 1998 as compared to 1997 primarily as a result of increased productivity of the domestic sales force and the assimilation of the EOS acquisition. This is a forward looking statement and, as with other such statements, is subject to uncertainties. For example, European economic conditions and the fluctuating currency markets could cause delays in customer orders which could lead to orders being lower in 1998 than 1997.

In addition, the Company believes that system orders and resultant sales may fluctuate on a quarterly basis as a result of a number of factors, including world economic conditions, fluctuations in foreign currency exchange rates and the timing of product shipments. Due to the price of certain systems, along with overall low shipment volumes, the acceleration or delay of a small number of shipments from one quarter to another can significantly affect the results of operations for the quarters involved. Other factors which may impact quarterly sales during 1998 are the sales mix of the Company's products as well as the channels and markets in which the Company distributes its products.

Service sales during the third quarter of 1998 ($8.7 million) increased approximately 13% compared to the third quarter of 1997 ($7.7 million), primarily as a result of an increase in "out of warranty" field maintenance work provided on a "time and materials" basis. Such periodic spikes can occur from time to time, but management believes are not indicative of a new trend in the Service sales growth rate. The Company expects Service sales to be in the $8 million range for the fourth quarter. These are forward looking statements and, as with other such statements, are subject to uncertainties. For example, the exact timing of field maintenance work, or the fluctuations in use of the Company's Technology and Training centers can significantly impact the results on a quarter to quarter basis.

                             3D SYSTEMS CORPORATION
           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (Continued)


COST OF SALES. Cost of sales decreased to $13.3 million (57% of sales) in the third quarter of 1998 from $13.9 million (62% of sales) in the third quarter of 1997 as the Company experienced improvements in both Product and Service costs.

Product cost of sales as a percentage of product sales improved to approximately 52% in the third quarter 1998 from approximately 59% in the third quarter of 1997. This improvement was due primarily to increased average selling prices in Europe and significant reductions in the cost of factory operations in 1998 as compared to 1997. The Company believes that the benefits from improved average selling prices in 1998 have been optimized and will not increase further. In addition, while the Company expects reductions in factory costs to continue, the rate of improvement may decrease slightly. These are forward looking statements however and are subject to uncertainties. For example, the impact of competition or changing economic conditions in Europe or the U.S. may dramatically impact average selling prices. In addition, the Company's costs of product sales and corresponding gross profit margins are affected by several factors, including but not limited to sales mix, distribution channels, and fluctuations in foreign currency exchange rates and, therefore, may vary in future periods from those experienced during the third quarter of 1998.

Service cost of sales as a percentage of service sales decreased to 65% during the third quarter of 1998 compared to 68% during the third quarter of 1997. This improvement is primarily attributable to the benefit of the time and materials work noted above, along with a continued trend of steady improvement in overall field service costs due to the enhanced reliability of the Company's systems.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("S,G&A") expenses increased approximately $230,000 or 3% in the third quarter of 1998 compared to the third quarter of 1997. The third quarter of 1997 included a $500,000 non-recurring charge for severance benefits related to a restructuring plan. The increase was due primarily to an increase in selling costs related to the staffing of the direct sales organization in the U.S., as well as an expansion in certain administrative expenses. The Company intends to increase expenditures in selective sales and marketing programs. As a result, the Company expects S,G&A expenses to increase in the fourth quarter of 1998, as compared to the third quarter of 1998 by 6 to 8%. This is a forward looking statement and is subject to uncertainties. As examples, a significant increase in revenues in the fourth quarter of 1998 could cause a further increase in commissions and bonuses, and the impact of litigation costs associated with the protection of the Company's patents could result in a substantial increase in S,G&A expenses.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development ("R&D") expenses during the third quarter of 1998 decreased approximately $2,700,000 or 58% compared to the third quarter of 1997, due primarily to the fact that 1997 included a $2,100,000 non-recurring write off of in-process technology in connection with the EOS acquisition. In addition, the third quarter of 1998 benefited from one time (for the year) factors, such as the capitalization of certain development costs. Based on the Company's historical expenditures related to research and development and its current development goals, the Company anticipates for the foreseeable future, research and development expenses will be equal to approximately 10% of sales. However, this is a forward looking statement and, as with any such statement, is subject to uncertainties. For example, if total sales of the Company for any particular period do not meet the anticipated sales of the Company for that period, research and development expenses as a percentage of sales may exceed 10%.

OPERATING INCOME. Operating income for the third quarter of 1998 was 2.4% of total sales compared to a loss of 15.9% of total sales in the third quarter of 1997. The improvement in operating income in 1998 was primarily attributable to the increase in the dollar value of product sales, the reductions in overall factory costs, and the improved returns on service revenues as described above. In addition, the third quarter 1997 loss included approximately $2,600,000 (11.7% of sales) in non-recurring expenses related to restructuring and the EOS acquisition, as noted above.

                             3D SYSTEMS CORPORATION
           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (Continued)



OTHER INCOME AND EXPENSES. Net other income decreased approximately $82,000 or 39% in the third quarter 1998 ($125,000) compared to the third quarter 1997 ($207,000), due primarily to a decrease in interest income. This decrease is the result of the lower investment balances in 1998 as compared to 1997 due to cash used for operating and investment activities since the second quarter of 1997 along with the funding of certain lease receivables that occurred in the third quarter of 1997.

                             3D SYSTEMS CORPORATION
           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (Continued)


NINE MONTH PERIOD ENDED SEPTEMBER 25, 1998 COMPARED TO THE NINE MONTH PERIOD ENDED SEPTEMBER 26, 1997.

SALES. Sales during the nine month period ended September 25, 1998 (the "first nine months of 1998") were $70.9 million, an increase of approximately 8% over the $65.6 million recorded during the nine month period ended September 26, 1997 (the "first nine months of 1997").

Product sales during the first nine months of 1998 ($45.9 million) increased approximately 8% from the $42.3 million in product sales in the first nine months of 1997. The increase in the dollar value of product sales was due primarily to improved average selling prices and an improved product mix. The Company sold a total of 161 systems in the first nine months of 1998, compared to 189 systems in the first nine months of 1997.

Orders for the Company's systems in the first nine months of 1998 as compared to the first nine months of 1997, increased substantially in both the U.S. and Europe, while orders were down in Asia Pacific. In 1997, the U.S. market was impacted by potential inefficiencies caused by the changes in the domestic sales organization.

Service sales during the first nine months of 1998 increased $1.7 million, or approximately 7% compared to the first nine months of 1997 primarily as a result of increased maintenance revenues due to the larger installed base of systems in the U.S. and Europe.

COST OF SALES. Cost of sales increased to $40.6 million or 57% of sales in the first nine months of 1998 from $40.0 million or 61% of sales in the first nine months of 1997.

Product cost of sales as a percentage of product sales declined to 52% in the first nine months of 1998 compared to the 56% in the first nine months of 1997. The improvement in 1998 was due primarily to increased average selling prices in Europe and significant reductions in the cost of factory operations in 1998 as compared to 1997. The Company currently anticipates that product cost of sales as a percentage of sales should remain lower than the 1997 percentage rate of 56 percent. This is, of course, a forward looking statement, and as such is subject to risks and uncertainties. For example: competitive pressures, product mix, channel and markets could cause a fluctuation in sales price and the consequences on the cost of sales percentage can not be accurately predicted.

Service cost of sales as a percentage of service sales declined to 67% in the first nine months of 1998 compared to 70% during the first nine months of 1997. This improvement is primarily attributable to a steady improvement in overall field service costs due to the enhanced reliability of the Company's systems.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling general and administrative ("S,G&A") expenses increased approximately $.8 million or 4% in the first nine months of 1998 compared to the first nine months of 1997, primarily as a result of increased commissions and bonus expenses due to higher sales and profits, costs associated with selling and incentive programs in 1998, and costs related to expanded marketing and communications programs. The first nine months of 1997 did include a $.5 million non-recurring charge for severance benefits related to a restructuring plan.

                             3D SYSTEMS CORPORATION
           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (Continued)


RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses during the first nine months of 1998 decreased approximately $1.8 million or 21% compared to the first nine months of 1997, due primarily to the fact that 1997 included a $2.1 million non-recurring write-off of in process technology in connection with the EOS acquisition. The Company anticipates the research and development expenses for the foreseeable future will be approximately 10 percent of sales. However, this is a forward-looking statement and, as with any such statement, is subject to uncertainties. For example, if total sales of the Company for any particular period do not meet anticipated sales of the Company for that period, research and development expenses as a percentage of sales may exceed the 10 percent level.

OPERATING INCOME (LOSS). Profitability from operations increased by $5.7 million in the first nine months of 1998, reaching 2.4% of total sales as compared to a loss of 5.9% of total sales in the first nine months of 1997. The improvement in operating income in 1998 is primarily attributable to the increase in product sales and the reduction in overall factory costs as described above. In addition, the first nine months of 1997 loss included a non-recurring charge of $2.6 million.

OTHER INCOME AND EXPENSES. Other income and expenses decreased approximately $.4 million in the first nine months of 1998 compared to the first nine months of 1997 due primarily to a decrease in interest income. This decrease is the result of the lower investment balances in the first nine months of 1998 as compared to the first nine months of 1997 due to cash used for operating and investment activities since the second quarter of 1997 along with the funding of certain lease receivables that occurred in the third quarter of 1997.

                             3D SYSTEMS CORPORATION
           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (Continued)

LIQUIDITY AND CAPITAL RESOURCES

                                                                    December 31, 1997        September 25, 1998
                                                                  ---------------------    ----------------------
Cash and cash equivalents                                         $         12,694,831    $           11,884,360
Short-term investments                                                       3,498,265                 4,498,841
Working capital                                                             38,309,646                39,270,418


                                                                             Nine Month Periods Ended
                                                                  -----------------------------------------------
                                                                    September 26, 1997       September 25, 1998
                                                                  ---------------------    ----------------------
Cash provided by (used for) operating activities                  $         (4,828,367)    $           3,032,079
Cash provided by (used for) investing activities                            (6,210,245)               (3,546,060)
Cash used for financing activities                                             (13,493)                 (956,282)


Net cash provided by operating activities of $3.0 million is a significant improvement of $7.8 million over the net cash used of $4.8 million in 1997. The improved cash flow for the first nine months of 1998 compared to the similar period of 1997 resulted from improvements in net income ($3.4 million), better inventory management ($2.6 million) and a more modest growth in accounts receivable ($3.2 million) due to improved collections.

Net cash used for investing activities during the first nine months of 1998 totaled $3.5 million and was primarily the result of net additions to property and equipment and license and patent costs ($2.5 million) along with an increase in short term investments of $1.0 million.

Net cash used for financing activities during the first half of 1998 was primarily the result of the Company's purchase of 200,000 shares of its own stock ($1.4 million). The Company may continue to acquire additional shares from time to time at the prevailing market price, at a rate consistent with the combination of corporate cash and market conditions.

The Company renewed its credit facility with Silicon Valley Bank ("SVB") (the "Credit Facility") that was established in June 1993. Under the terms of the agreement, which remain in effect until the third quarter of 1999, the Company can borrow from SVB up to $10,000,000, at the prevailing prime rate of interest. The Credit Facility, which is unsecured, contains certain financial covenants limiting mergers, acquisitions, recapitalizations, dividends, loans to others, and hypothecation of assets or corporate guarantees. Since inception of the Credit Facility and at all times through September 25, 1998, the Company has been in compliance with all financial covenants then in effect and has not utilized the facility.

The Company believes that funds generated from operations, existing working capital and its current line of credit will be sufficient to satisfy its anticipated operating requirements for at least the next twelve months. From time to time the Company considers the acquisition of businesses, products or technologies complimentary to the Company's current business although it has no current commitments or agreements with respect to any such transactions. Should the company decide to pursue such a transaction, the Company may require additional funds.

3D Systems has established a team to address the issues raised by the introduction of the Single European Currency ("Euro") for initial implementation as of January 1, 1999 and during the transition period through to January 1, 2002. 3D Systems expects that its internal systems that will be affected by the initial introduction of the Euro will be Euro capable by July 1, 1999 and does not expect the costs of system modifications to be material. The Company does not presently expect that the introduction and use of the Euro will materially affect the Company's foreign exchange or will result in any material increase in costs to the Company. While 3D Systems will continue to evaluate the impact of the Euro introduction over time, based on currently available information, management does not believe

                             3D SYSTEMS CORPORATION
           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (Continued)


that the introduction of the Euro currency will have a material adverse impact on the Company's financial condition or overall trends in results of operations.

YEAR 2000 COMPLIANCE. Many computer systems experience problems handling dates after the year 1999. Therefore, some computer hardware and software will need to be modified prior to the year 2000 in order to remain functional. The Company has been addressing this issue during the last nine months by evaluating the Company's software and systems dedicated to its customers, internal systems used in its operations, and the systems used by its suppliers. The Company has taken measures in each of these areas and will continue to evaluate the assessment of all areas on an ongoing basis throughout 1998 and 1999.

The Company believes its current products are Year 2000 compliant. In addition, the Company has been evaluating all products sold since inception for Year 2000 readiness, and is providing the results of the analysis and potential impacts and resolutions to its customers. The Company anticipates all products will be evaluated by the end of 1998 and plans to offer any necessary software and hardware upgrade pathways to its customers by the end of the first quarter of 1999. The Company believes that all products will meet basic functionality requirements, however, since all specific customer situations and uses cannot be anticipated, 3D Systems may see an increase in warranty and other claims as a result of the Year 2000 transition. For these reasons, the impact of customer claims could have a material adverse impact on the Company's results of operations or financial condition.

The Company is in the process of completing a comprehensive evaluation of its internal systems and equipment. Certain critical infrastructure and management systems are already in the process of being upgraded to meet with Year 2000 requirements. These upgrades will also have the benefit of meeting Euro dollar requirements and expanded capability for the Company. At the completion of these current projects, the Company will be conducting transaction testing in the first half of 1999 to evaluate compliance of the overall system infrastructure. The Company has not identified alternative remediation plans if upgrade or replacement is not feasible. The Company will consider the need for such remediation plans as it continues to assess the Year 2000 risk.

The costs incurred to date related to these programs are less than $500,000. The Company expects to conclude its estimate of cost by the end of the first quarter of 1999. While the Company expects to incur additional expenses to complete the programs, it does not believe the implementation of the Year 2000 programs discussed above will have a material adverse impact on the Company's financial condition or results of operations. As stated in the Liquidity and Capital Resources section, the Company believes that funds generated from operations will be sufficient to satisfy costs incurred to date and future Year 2000 compliance costs.

3D Systems is in the process of conducting a review of its critical suppliers to determine that the suppliers' operations and the products and services they provide are Year 2000 compliant. The Company believes the review of its suppliers will be complete during the second quarter of 1999. Based upon this assessment and where practicable, the Company will attempt to mitigate its risks with respect to any suppliers that may not meet the requirements, including seeking alternative sources of supplies. However, such failures and conditions remain a possibility and could have an adverse impact on the Company's results of operations or financial condition.

Year 2000 compliance is an issue for virtually all businesses, whose computer systems and applications may require significant hardware and software upgrades or modifications. Companies owning and operating such systems may plan to devote a substantial portion of their capital spending to fund such upgrades and modifications and divert spending away from capital manufacturing equipment spending. Such changes in customers' spending patterns could have a material adverse impact on the Company's sales, operating results or financial condition.

                            3D SYSTEMS CORPORATION


PART II - OTHER INFORMATION


ITEM 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits
     27.  Financial data schedule.

(b) Report on Form 8-K dated July 23, 1998 to report second quarter earnings for 1998.

(c) Report on Form 8-K dated Sept. 22, 1998 to announce the election of a new director to the Board.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ Frank J. Spina                                         11/9/98
--------------------------------------                   -------------
Frank J. Spina                                               Date
Vice President and Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)

(Duly authorized to sign on behalf of Registrant)