Form 10-K
period 1998-12-31
3 D SYSTEMS CORP
filed 1999-03-31
CIK 910638

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended December 31, 1998

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

                                    (661) 295-5600
                 (Registrant's telephone number, including area code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any Amendment to this Form 10-K. [ ]

At February 28, 1999, there were outstanding 11,389,310 shares of the Common Stock of Registrant, and the aggregate market value of the shares held on that date by non-affiliates of Registrant, based on the closing price ($6.375 per share) of the Registrant's Common Stock on the Nasdaq National Market on that date, was $57,781,017. For purposes of this computation, it has been assumed that the shares beneficially held by directors and officers of Registrant were "held by affiliates"; this assumption is not to be deemed to be an admission by such persons that they are affiliates of Registrant.

                         DOCUMENTS INCORPORATED BY REFERENCE
Portions of Registrant's Proxy Statement with respect to its 1999 Annual Meeting of Shareholders, currently scheduled to be held May 20, 1999, are incorporated by reference into Part III of this Report.

Exhibit index is located on page 33.

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                                3D SYSTEMS CORPORATION

                         ANNUAL REPORT ON FORM 10-K FOR THE
                             YEAR ENDED DECEMBER 31, 1998


                                  TABLE OF CONTENTS

PART I
      Item 1.   Business . . . . . . . . . . . . . . . . . . . . . . . . . . . 3
      Item 2.   Properties . . . . . . . . . . . . . . . . . . . . . . . . . .16
      Item 3.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . .16
      Item 4.   Submission of Matters to a Vote of Security Holders. . . . . .17

PART II
      Item 5.   Market for Registrant's Common Equity and
                 Related Stockholder Matters . . . . . . . . . . . . . . . . .20
      Item 6.   Selected Consolidated Financial Data . . . . . . . . . . . . .21
      Item 7.   Management's Discussion and Analysis of Results
                 of Operations and Financial Condition . . . . . . . . . . . .23
      Item 8.   Financial Statements and Supplementary Data. . . . . . . . . .31
      Item 9.   Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosures. . . . . . . . . . . . .31

PART III
      Item 10.  Directors and Executive Officers of the Registrant . . . . . .32
      Item 11.  Executive Compensation . . . . . . . . . . . . . . . . . . . .32
      Item 12.  Security Ownership of Certain Beneficial
                 Owners and Management . . . . . . . . . . . . . . . . . . . .32
      Item 13.  Certain Relationships and Related Transactions . . . . . . . .32

PART IV
      Item 14.  Exhibits, Financial Statement Schedule, and
                 Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . .33

                                        PART I


ITEM 1.   BUSINESS

     For a discussion of certain material factors which may affect the Company, see "Cautionary Statements and Risk Factors" commencing on page 11 of this Report.

GENERAL

     3D Systems Corporation (the "Company") develops, manufactures and markets worldwide solid imaging systems designed to rapidly produce physical objects from the digital output of solid or surface data from computer aided design and manufacturing ("CAD/CAM") and related computer systems. The Company's systems include SLA Industrial Systems ("SLA") and Solid Object Printers. As part of the SLA systems, the Company provides consumable materials as the exclusive worldwide distributor (except for Japan) of stereolithography photopolymer resins ("resins") produced by Ciba Specialty Chemicals, Inc. and its affiliated companies (collectively "CSC" or Ciba Specialty Chemicals). The Company's solid object printers use proprietary materials developed and manufactured by the Company or its toll providers. The Company either directly or through its network of authorized distributors provides a majority of its customers with a variety of on site maintenance services.

     SLA Industrial Systems use the Company's proprietary stereolithography technology, a solid imaging process which uses a laser beam to expose and solidify successive layers of photosensitive resin until the desired object is formed to precise specifications in hard plastic. SLA-produced parts can be used for concept models, engineering prototypes, patterns and masters for molds and other applications. This technology can provide users with significant time savings, cost reductions and improved quality, compared to traditional modeling, tooling and pattern-making techniques.

     Solid Object Printing employs hot melt ink jetting technology to build models in successive layers using a proprietary thermopolymer material and are sold as the Actua 2100 and the ThermoJet Solid Object Printer. These printers, the size of an office copier, are designed for operation in engineering and design office environments. Designers, engineers, and other users of CAD/CAM systems can incorporate these printers into their office networks as a shared resource, to rapidly produce models of products under development.

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

     The Company markets directly and through secondary distribution channels to customers in the United States and Europe and through distributors in other countries. The Company sold its first SLA system in 1988 and its first
solid object printer in the fourth quarter of 1996.   As of December 31,
1998, the Company had sold a total of 1,243 solid imaging systems to customers in over 40 countries. Its customers include major corporations in a broad range of industries including manufacturers of automotive, aerospace, computer, electronic, consumer and medical products. The Company also sells SLA systems to independent service bureaus which, for a fee, provide stereolithographic services to their customers.

     As of December 31, 1998, the Company held approximately 160 patents related to solid imaging: 75 U.S.; 49 European; 6 Japanese; and 30 other foreign patents. The Company continues to develop improvements for its lines of products as well as new products to expand the applications of solid imaging.
In conjunction with CSC, the Company continues to develop resins with different and improved characteristics to expand stereolithography applications. CSC is a Swiss-based multinational manufacturer and distributor of specialty chemicals, a 15.1% beneficial shareholder of the Company, and the Company's partner in photopolymer resin development.

     Unless otherwise indicated, all references to "CSC" include Ciba Specialty Chemicals Inc. and its affiliates, including Ciba Specialty Chemicals Holding and its wholly-owned subsidiaries in Canada, through which CSC holds its interest in the Company, and the United States ("CSC US"), through which CSC conducts its US operations.

CORPORATE STRUCTURE

     The Company is a Delaware corporation, and is the sole shareholder in 3D Systems (Canada) Inc., a British Columbia corporation ("3D Canada"). 3D Canada is the sole shareholder of 3D Systems, Inc., a California corporation ("3D California"), which directly and through its subsidiaries conducts substantially all of the Company's business.

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

     SLA INDUSTRIAL SYSTEMS AND RELATED EQUIPMENT. The Company currently is manufacturing and marketing five SLA Industrial Systems-- the SLA 250 Smart Start, the SLA-250 Series 50; the SLA-3500; the SLA-5000; and the SLA-7000. All models embody the stereolithography technology. The models differ in their features including the complexity and accuracy of part building, the maximum size of objects that can be produced, and price.

     Each SLA system consists of an ultraviolet laser, an optical scanning system that controls the laser beam, a resin vat, an elevator assembly and a computer that controls the exposure and position of the laser beam and the elevator, all of which are designed to work together. SLA systems are capable of making multiple objects at the same time; however, each SLA system is limited in the size of the objects that it can make and, therefore, can make only scale models of large objects or, alternatively, portions of large objects which are then joined together. For example, the maximum size of a model or other object that can be created using the SLA-250 is 10 inches x 10 inches x 10 inches, while the maximum size of a model or other object which can be created using the SLA-7000 is 20 inches x 20 inches x 24 inches.

     The Company markets ultraviolet ovens ( "PCAs") used in conjunction with SLA systems. When the SLA system has finished making an object, some of the plastic has not been fully cured. Full curing requires an additional one to five hours of exposure to ultraviolet illumination through the use of the Company's PCAs. The PCA provides uniform long wave ultraviolet illumination. The Company is currently offering three PCA models, the PCA 250, PCA 3500 and PCA 5000. Approximately 70% of all SLA systems sold by the Company have been purchased with a PCA.

     SOLID OBJECT PRINTERS. The Actua 2100 and its successor, the ThermoJet are network-ready systems and about the size of an office copier. They use a hot melt ink jet technology to print models in successive layers with a proprietary thermopolymer material and a print head with multiple jets oriented in a linear array. The print head speeds back and forth as does a printer, printing layer upon layer of material which solidifies in seconds to form the physical model. These printers offer a part building capacity of 10 inches x 8 inches x 8 inches.

     MATERIALS. Under an agreement between the Company and CSC, the Company is the exclusive worldwide distributor (other than Japan) to users of stereolithographic systems of Ciba photopolymers (photosensitive resins) for stereolithography (see "Marketing and Customers - Photopolymer Distribution Agreement," below). Currently, the Company markets a total of thirteen different resins, which vary in building speed, accuracy, surface finish and strength. The Company anticipates that it may, from time to time, depending upon results obtained under its Photopolymer Research Agreement described under "Research and Development," below, market additional types of resins with varying properties. For its solid object printers, the Company develops its proprietary thermopolymer materials and manufactures these directly or through toll providers.

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

     QUICKCAST. The Company's QuickCast process consists of special part building software for making precision investment casting patterns using stereolithography technology. The investment casting process for manufacturing metal parts is centuries old. In typical investment casting, a foundry uses wax patterns to generate molds, into which liquid metal is poured to form the part. The QuickCast process uses the Company's SLA systems to produce foundry-useable mold patterns suitable for limited-run investment casting (each mold pattern can only be used to produce one mold, which in turn can only be used to produce one part). While not intended for high-capacity manufacturing, the ability to rapidly produce prototypes and short run production quantities of fully functional complex metal parts, in a wide variety of metals, is a major technological improvement in stereolithography. Most of the SLA systems sold by the Company have included the capability to use the QuickCast process.

     MAINTENANCE. All systems sold by the Company include on-site hardware and software maintenance service, during a warranty period (typically one year) at no additional charge. The Company defers a portion of its revenues for these costs at the time of sale. After the warranty period expires, the Company offers these customers optional hardware and software maintenance contracts, which are available on a monthly and annual basis. Although purchasers are not required to enter into maintenance contracts with the Company, a majority of the Company's U.S. and European customers are parties to these contracts; many others obtain maintenance services from the Company on a time and material basis. Customers acquiring systems from the Company's foreign distributors are offered maintenance contracts by the distributors. During 1996, 1997 and 1998, revenues from maintenance contracts and maintenance services were approximately $21.3 million, $25.0 million, and $28.1 million, respectively. As of December 31, 1998, the Company had a staff of 85 full-time employees who provide on-site remedial and preventative maintenance services necessary to keep the equipment in good operating condition. To date, warranty expenses and product returns have not been significant.

     3D SYSTEMS TECHNOLOGY CENTER. The Company provides services from its technology centers at its Valencia, California headquarters and at its office located near Frankfurt, Germany. The 3D Systems Technology Centers utilize SLA systems together with CAD/CAM and other data supplied by their customers to produce models, prototypes, mold patterns and other parts for customers on a contract basis. The price for services offered by the Technology Centers varies on the basis of the nature of the services requested. The Technology Centers currently focus their efforts on the development of new applications and techniques in stereolithography and the development of new markets in which they can demonstrate the advantages of stereolithography. The Technology Centers also enable the Company to keep abreast of developments in the applications of stereolithography and serve as a means to introduce prospective buyers to stereolithography.

     3D KELTOOL. The 3D Keltool process uses master patterns to produce highly accurate steel tool core and cavity inserts for use in plastic injection molding machines. In 1998, the Company began licensing this technology to its customers for their direct use. Since acquiring the 3D Keltool assets and operations in September 1996 and through 1998, the Company produced 3D Keltool inserts for its customers, using the 3D Keltool process, out of its St. Paul, Minnesota facility. In the first quarter of 1999, the Company sold the St. Paul operations to Rapid

Tooling Technologies, a subsidiary of Rapid Design Technologies ("RDT"). As part of this agreement, RDT was issued a multi year license for the use of the 3D Keltool process.

     RECENT PRODUCT INTRODUCTIONS. In order to improve and expand the capabilities of its systems and related software and materials, as well as to enhance its portfolio of proprietary intellectual properties, the Company historically has devoted a significant portion of its resources to research and development activities. Recent product introductions include the following:

     SL5510 resin for the SLA-350 and SLA-3500 was made commercially available January 1998. This resin has improved performance characteristics that include exceptional humidity resistance, low viscosity and high accuracy, making it well suited for master patterns and the use of 3D's QuickCast build style for investment casting of metal parts.

     SL5530HT resin was announced in December 1998. Designed specifically for use with the SLA 350, 3500, 5000 and 7000, SL5530HT resin is a breakthrough in materials development. SL5530HT can resist very high temperatures in excess of 200 C/392 F - twice the resistance of any other resin today. It also provides optical clarity for flow visualization and accuracy that mirrors the dimensions of the end-use part.

     3D LIGHTYEAR part preparation software was released in the first quarter of 1999. 3D Lightyear exploits the power of the Windows NT operating system, delivering functionality that extends beyond the capabilities of Unix-based Maestro.

     SLA 7000 is 400% faster, on average, than the next fastest SLA Industrial System from 3D Systems. The SLA-7000 has a dual spot laser that reduces downtime and errors while producing parts at .001 inch layers thickness in far less post processing time. Commercial availability was announced in the first quarter of 1999.

     THERMOJET SOLID OBJECT PRINTER is the successor to the Actua 2100, offering
a significant improvement in speed, up to 300% faster.   In addition, the
ThermoJet uses a new material, with improved part capabilities and color capability. Commercial availability was announced in the first quarter of 1999.


RESEARCH AND DEVELOPMENT

     The ability of the Company to compete successfully depends, among other things, on its ability to design and develop new products and to refine existing products. For the foreseeable future, the Company anticipates that its research and development efforts will be focused on developing new methods of solid imaging technology, improving and refining its existing Solid Object Printer and SLA systems and developing software to facilitate the interface between its solid imaging systems and CAD/CAM programs. Research and development expenses decreased in 1998 to $9.4 million, down
from $11.0 million in 1997.   The decrease in research and development
expenses in 1998 was primarily a result of the write-off during the third quarter of 1997 of acquired in-process technology valued at approximately $2.1 million in connection with the EOS acquisition (see Note 7 of Notes to Consolidated Financial Statements) offset in part by increased personnel and experimental material costs related to certain development projects. Based on the Company's historical expenditures related to research and development and its current development goals, the Company anticipates for the foreseeable future, research and development expenses will be equal to approximately ten percent of sales. This is a forward-looking statement, however, and, as with any such statement, is subject to risk. For example, if total sales of the Company for any particular period do not meet the anticipated sales of the Company for that year, research and development expenses as a percentage of sales may exceed ten percent. As of December 31, 1998, 66 employees or contractors of the Company were devoting substantially all of their time to research and development activities, compared to 60 employees at December 31, 1997.

     The Company believes that further refinements in stereolithography will depend upon improvements not only in the SLA systems, but also in the chemical makeup of the resins used in the fabrication process. To this end, the Company has dedicated a significant amount of time to the development of new resins. To pursue this goal, the Company and CSC are parties to a Research and Development Agreement (as revised, the "Photopolymer Research Agreement") providing for the development of photopolymers, photopolymerizable monomers, photoinitiators and other resins for use with the SLA systems. Subject to certain conditions, the Photopolymer Research Agreement will remain in effect until either party gives the other six months advance notice of its determination to terminate the agreement. There can be no assurance that this agreement will remain in place. The termination of this agreement could have a material adverse effect on the Company's revenues results of operations, liquidity, and financial position. Pursuant to the Photopolymer Research Agreement, the two companies work jointly, with each company funding its own portion of the research. Ownership of any inventions or know-how, whether patented or not, will accrue to CSC if they are chemical in nature and to the Company if they relate to the stereolithographic process.

             The foregoing discussion relating to the Company's research and development activities includes statements that involve risks and uncertainties. For a discussion of the factors associated with such forward looking statements which could cause actual results to differ materially from those projected in the statements, see "Cautionary Statements and Risk Factors- We Must Keep Pace with Technological Change and Introduce New Products to Remain Competitive," and "Our New Products May Not Be Commercially Accepted."

MARKETING AND CUSTOMERS

     The Company's sales and marketing strategy focuses on an internal sales organization, which is responsible for overseeing worldwide sales and value-added resellers, as well as the utilization of knowledgeable international distributors. The Company employs a direct sales force consisting of sales persons and application specialists that provide technical sales support. At December 31, 1998, the Company's worldwide sales and support staff consisted of 64 employees that were primarily located in the U.S. and Europe. The Company has offices in the U.S. in California, Michigan, Pennsylvania, and Texas, its European offices are located near Frankfurt, London, Paris, Barcelona and Milan, and the Hong Kong office services Asia Pacific.

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

     INTERNATIONAL DISTRIBUTORS.    As of December 31, 1998, the Company had
entered into agreements with eight distributors in the Pacific Rim, five in Europe and two in Latin America. International distributors are responsible for marketing, sales, system installation, service and support to their customers.

     International sales accounted for 33.8%, 41.5% and 44.1% of total sales in the years ended December 31, 1996, 1997, and 1998, respectively. See Note 17 of Notes to Consolidated Financial Statements. For a discussion of risks associated with international operations, see "Cautionary Statements and Risk Factors -- There are Many Risks Associated with International Business."

     CUSTOMERS. The Company's customers include major companies in a broad range of industries including manufacturers of automotive, aerospace, computer, electronic, consumer and medical products. Purchasers of the Company's systems include, among others, Allied Signal Inc., AMP, Inc., Apple Computer, Inc., Boeing Company, Canstar Sports, Inc., Chrysler Corp., Daimler-Benz AG, Eastman Kodak Company, General Electric Company, General Motors Corporation, GM Hughes Electronics Corporation, International Business Machines Corporation, Johnson & Johnson, Motorola, Inc., Pratt & Whitney and Texas Instruments Inc. The Company also sells its products to independent service bureaus which, for a fee, provide stereolithographic services to their customers.

     LEASING AND RENTAL PROGRAMS. As part of its marketing activities, 3D Capital Corporation ("3D Capital"), a wholly-owned subsidiary of the Company, was formed in August of 1996 to provide lease financing for qualified U.S. customers purchasing SLA systems. The leases are accounted for as sales-type leases where the present value of the minimum payments, net of costs, are
recorded as sales.   During 1997 and 1998, the Company sold and assigned a
portion of their lease receivables and expects to continue to periodically sell or assign a portion of the lease receivables as a future source of financing.

     In addition to sales-type leases, the Company occasionally offers selected credit-worthy companies the right to rent its solid imaging system for evaluation purposes. Substantially all of the customers who have participated in the rental program have subsequently purchased a solid imaging system.

     PHOTOPOLYMER DISTRIBUTION AGREEMENT. Pursuant to an agreement with CSC US, and subject to conditions set forth in the agreement, the Company is the exclusive worldwide distributor to users of stereolithographic processes of all Ciba Specialty Chemicals stereolithography photopolymers. At the Company's request, an affiliate of CSC US currently sells such photopolymers in Japan to the Company's Japanese distributor. Subject to certain conditions, so long as CSC US provides adequate supplies, the Company is required to fill all of its
requirements for its photopolymers through purchases from CSC US.   Subject to
certain conditions, the agreement will remain in effect until either party gives the other six months advance notice of termination. There can be no assurance that this agreement will remain in place. Though the Company believes it can obtain alternate agreements from other manufacturers, the termination of this agreement or interruption of supply could have a material adverse effect on the Company's revenues, results of operations, liquidity and financial position. See "Cautionary Statements and Risk Factors --We Depend on a Single or Limited Suppliers for Certain of our Components."

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

     BACKLOG. At December 31, 1998, the Company had orders (with scheduled delivery dates) for 73 systems aggregating approximately $8.8 million, as compared to systems aggregating approximately $3.5 million at December 31, 1997 and systems aggregating approximately $9.0 million at December 31, 1996. It is anticipated that all orders included in the current backlog will be shipped by June 30, 1999. As a matter of policy, the Company affords its customers the right to cancel any system order at any time prior to their scheduled delivery dates. Historically, the number of system orders canceled has not been significant. Nonetheless, no assurance can be given that all orders in backlog will be shipped. Backlog may not be indicative of future expected sales.

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

     Although there is more than one potential supplier for many material components parts and subassemblies, several of the critical components, materials, and subassemblies, including lasers, resins, and certain ink jet components, are currently provided by a single or limited sources. Resin distributed by the Company are supplied exclusively by CSC under an agreement subject to certain conditions, and either party has the right to terminate this agreement subject to six months notice. The reliance on sole or limited source vendors by the Company involves risks, including the possibility of shortages of certain key components, product performance shortfalls, and reduced control over delivery schedules, manufacturing capability, quality and costs. Business disruptions, financial difficulties, or any significant change in condition of relationship of a sole or limited source supplier of any particular component could have a material and adverse effect on the Company's revenues, results of operations, liquidity and financial condition by increasing the cost of goods
sold or reducing the availability of such components.   An unanticipated change
in the source of supply of these components or unanticipated supply limitations could adversely affect the Company's ability to meet its product orders.

COMPETITION AND PATENT RIGHTS

     The Company believes no products technologically similar to the Company's SLA systems are being sold in significant quantities in the United States; however, products similar to the Company's SLA systems have been manufactured and sold by other companies in the Pacific Rim and in Europe. In addition, the Company believes that there are other companies researching, designing, developing and marketing other types of solid imaging equipment in the United States and in foreign markets, and additional companies may announce plans to enter the solid imaging business, either with equipment similar to that marketed by the Company, or with other types of equipment. See "Cautionary Statements and Risk Factors -- Intense Competition."

     Although it is estimated that there are approximately 19 companies currently manufacturing rapid prototyping equipment, the following is a brief description of competing products or technologies of the companies that the Company believes are its current primary competitors. DTM, Inc., in conjunction with B.F. Goodrich, markets systems based on a technology called Selective Laser Sintering, which uses a powdered material which is sintered (solidified by heating) by a laser. Helisys, Inc. markets systems based on a technology called Laminated Object Manufacturing, which builds parts from sheets of paper or other material that are laminated together with cross-sectional patterns being laser cut into each sheet of paper. Stratasys, Inc. ("Stratasys") markets a fused deposition modeling process that builds objects by dispensing individual layers of thermoplastic material through a temperature controlled head.

     With respect to the solid object printer concept, the Company believes that the following companies are its current primary competitors: Stratasys, Sanders Prototyping, and Z Corporation.

     Products similar to the Company's stereolithography products are being marketed in Japan by NTT Data and D-MEC. During 1998, the Company signed patent cross license agreements with NTT Data and NTT Data CMET (marketed by NTT
Data) and with Sony Corporation (marketed by D-MEC). Under these agreements, 3D Systems has granted a non exclusive license to produce and sell stereolithography systems in the Asia Pacific area, and received a non-exclusive worldwide license. In addition, E.I. du Pont de Nemours and Company ("Du Pont") has licensed certain stereolithography technology to Teijin Seiki of Japan and Aaroflex of Virginia, USA. The Company believes that other Japanese companies are also developing and marketing products similar to those of the Company. However, the Company does not have reliable data with respect to these efforts. During 1996, Aaroflex, Inc. ("Aaroflex"), headquartered in Virginia, publicly announced the availability and claimed that it has sold in the U.S., although not delivered, equipment which offers the same functions as the Company's SLA systems. (See "Item 3 Legal Proceedings").

     The Company believes that currently available alternatives to stereolithography generally are not able to produce models having the dimensional accuracy or fine surface finish of models provided by the Company's stereolithography process. However, competitors have successfully marketed their products to the Company's existing and potential customers. Furthermore, in many cases, the existence of these competitors extends the purchasing time while customers investigate alternative systems. The Company competes primarily on the basis of the quality of its products and the advanced state of its technology. Although the Company does not rely totally on its patents to compete, the Company believes that the patents will help the Company maintain its leading position in the solid imaging field in the United States and Europe. See "Proprietary Protection," below and "Cautionary Statements and Risk Factors -- Patents and Proprietary Information is Critical to Our Success."

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

     The Company does not believe that it currently has any significant competition for its maintenance services, although some of the Company's customers perform their own maintenance in-house. The Company offers software and hardware maintenance contracts to its customers (see "Products and Services" above). Maintenance for SLA systems sold internationally is offered by the Company's distributors (see "Marketing and Customers" above).

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

PROPRIETARY PROTECTION

     The stereolithography technology used by the Company in its products was developed by Charles W. Hull, the Company's Vice Chairman, while employed by UVP, Inc. This technology was originally patented by UVP, Inc., subsequently licensed to the Company in 1986 and acquired by the Company in 1990.

     At December 31, 1998, the Company had received approximately 160 patents which includes 75 in the U.S., 49 in Europe, 6 in Japan and 30 other foreign
patents.   At that date, the Company had 30 pending patent applications in the
United States, 54 in the Pacific Rim, 15 in Europe, 10 in Canada and 6 in Latin America. As new developments and components to the technology are discovered, the Company intends to apply for additional patents.

     During January 1997, 3D Systems filed a patent infringement lawsuit against Aaroflex, Inc. The lawsuit seeks compensation from Aaroflex for utilizing certain stereolithography technology which the Company alleges is covered by six of its U.S. patents and seeks other damages and attorneys fees as well as an injunction barring Aaroflex from marketing its products using technology covered by the Company's patents (see "Item 3. Legal Proceedings").

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

EMPLOYEES

     At December 31, 1998, the Company had 465 full-time employees, and 26 independent contractors. None of these employees or independent contractors are covered by labor agreements. The Company considers its relations with its employees and its independent contractors to be satisfactory.


CAUTIONARY STATEMENTS AND RISK FACTORS

     Several of the matters discussed in this document contain certain forward looking statements that involve risks and uncertainties. Factors associated with the forward looking statements which could cause actual results to differ materially from those projected in the statements appear below. In addition to the other information contained in this document, readers should carefully consider the following cautionary statements and risk factors.

FLUCTUATIONS IN QUARTERLY RESULTS - OUR OPERATING RESULTS VARY FROM QUARTER TO QUARTER WHICH COULD IMPACT OUR STOCK PRICE

     Our operating results fluctuate from quarter to quarter and may continue to fluctuate in the future. We believe that quarter to quarter or annual comparisons of our operating results are not a good indication of our future performance. In some quarters it is possible that our results could be below analysts' expectations and investors. If so, the price of our common stock may fall.

     Many factors may cause these fluctuations. Some of these factors are beyond our control. The factors include:

     -    the acceptance and reliability of new products in the market
     -    the size and timing of product shipments
     -    general world economic conditions
     -    changes in the mix of products and services sold
     - currency and economic fluctuations in foreign markets and other factors affecting international sales
     -    delays in the introduction of new services/products
     -    price competition
     -    the impact of changing technologies

     In addition, certain components we use require an order lead time of three months or longer. Other components that are currently readily available may become more difficult to obtain in the future. We may experience delays in the receipt of certain key components. To meet forecasted production levels, we may be required to commit to certain long lead time items prior to receiving orders for our products. If our forecasts exceed actual orders, we may hold large inventories of slow moving or unusable parts, which could have an adverse affect on our cash flow and results of operations.

     Because of all of these factors, we cannot assure you that we will achieve or sustain quarterly or annual profitability in the future.

THE MIX OF PRODUCTS SOLD AFFECTS OUR OVERALL PROFIT MARGINS

     We continuously are expanding our product offerings as well as increasing the number of geographic markets in which we operate and distribution channels that we use in order to reach the various markets and customers. This variety of products, markets and channels results in a range of gross margins and operating income which can cause substantial quarterly fluctuations depending on the mix of product shipments quarter to quarter. We may experience significant quarterly fluctuations in gross margins or net income due to the impact of the mix of products, channels, or geographic markets utilized from period to period.
Also, the changing mix of products, channels, and markets used over time may result in lower average gross margins and returns.

WE MUST KEEP PACE WITH TECHNOLOGICAL CHANGE AND INTRODUCE NEW PRODUCTS TO REMAIN COMPETITIVE

     To remain competitive, we must continue to enhance and improve the functionality and features of our products, services and technologies. The solid imaging industry is characterized by rapid technological change, changes in user and customer requirements and preferences, frequent new product and service introductions embodying new technologies and the emergence of new industry standards and practices. These developments could render our existing products and proprietary technology and systems obsolete. Our success will depend, in part, on our ability to:

     -    obtain leading technologies useful in our business
     -    enhance our existing products
     - develop new products and technologies that address the increasingly sophisticated and varied needs of existing and prospective customers
     - respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis

     Also, our competitors may develop new technologies that render our existing products and services obsolete. We believe that our future success will depend on our ability to deliver products which meet changing technology and customer needs.

OUR NEW PRODUCTS MAY NOT BE COMMERCIALLY ACCEPTED

     During the last 18 months, we have developed and introduced a significant number of new products to the market, including equipment, software and materials. These products undergo thorough quality assurance testing. However, problems may arise in connection with the use of a new product and we cannot assure you that we will be able to fix any problems that arise timely, or at all. Also, we cannot assure you that any new products we develop will be commercially accepted. If there are many problems with our new products, or if these products are not accepted by the marketplace, our results of operations and financial condition could be materially adversely effected.

WE DEPEND ON A SINGLE OR LIMITED SUPPLIERS FOR CERTAIN OF OUR COMPONENTS

     There are several potential suppliers of the material components, parts and subassemblies for our products. However, we currently use only one or a limited number of suppliers for several of the critical components, parts and subassemblies, including our lasers, resins and certain ink jet components. CSC supplies us with the resins we distribute pursuant to an agreement which either
party has the right to terminate with six months advance notice.   Our reliance
on a limited number of vendors involves many risks including:

     -    shortages of certain key components
     -    product performance shortfalls
     - reduced control over delivery schedules, manufacturing capabilities, quality and costs

If any of our suppliers suffers business disruptions, financial difficulties, or if there is any significant change in condition of our relationship with the supplier, our costs of goods sold may increase or we may be unable to obtain these key components for our products. In either event, our revenues, results of operations and liquidity and financial condition would be adversely affected. While we believe that we can obtain most of the components necessary for our products from other manufacturers, any unanticipated change in the source of supply, or unanticipated supply limitations, could adversely affect our ability to meet our product orders.

THERE ARE MANY RISKS ASSOCIATED WITH INTERNATIONAL BUSINESS

A material portion of our sales are to customers in foreign countries. Revenues from international customers accounted for approximately 44.1% of total revenues in 1998, 41.5% of total revenues in 1997 and 33.8% of total revenues in 1996. There are many risks inherent in our international business activities. Our foreign operations could be adversely affected by:

     -    unexpected changes in regulatory requirements
     -    export controls, tariffs and other barriers
     -    social and political risks
     -    fluctuations in currency exchange rates
     - seasonal reductions in business activity during the summer months in Europe and in certain other parts of the world
     -    reduced protection for intellectual property rights in some countries
     -    difficulties in staffing and managing foreign operations
     -    taxation
     -    other factors, depending on the country in which an opportunity arises

     In addition to the general risks associated with our international sales and operations, we will be subject to risks specific to the individual countries in which we do business.

     The financial problems in Asia have been significant and have impacted international financial markets. The Asian markets may continue to deteriorate which could have a substantial adverse impact on our ability to collect our
receivables from Asian customers.   At December 31, 1998, customer receivables
from Asia generally were in accordance with agreed payment terms.


THE ADOPTION OF THE EURO PRESENTS UNCERTAINTIES

     In January 1999, the New "Euro" currency was introduced in certain European countries that are part of the European Monetary Union ("EMU"). Beginning in 2003, all EMU countries are expected to be operating with the Euro as their single currency. A significant amount of uncertainty exists as to the effect the Euro will have on the marketplace generally. Some of the rules and regulations relating to the governance of the currency have not yet been defined and finalized.

     We believe that our internal systems and financial institution vendors can handle the Euro conversion and we are examining current marketing and pricing policies and strategies that we may put in place upon conversion to the Euro. The cost of our effort is not expected to materially affect our results of operations or financial condition. However, we cannot assure you that we have identified all issues related to the Euro conversion and that any additional issues would not materially hurt our results of operations or financial condition. For example, the conversion to the Euro may have competitive implications on our pricing and marketing strategies and we may be at risk to the extent our principal European customers are unable to deal effectively with the impact of the Euro conversion.

WE FACE YEAR 2000 RISKS

     Computer-based systems that require date/time calculations to operate correctly are subject to miscalculations and system failures on and after the year 2000. This is known as the Y2K problem. The Y2K problem affects systems that were developed to accept two digit entries for the year in the date code field. After midnight on December 31,1999, these systems may recognize a date using '00' as the year 1900 rather than the year 2000. Another known issue is that many systems will not recognize the year 2000 as a leap year. The Y2K problem is pervasive in that it goes beyond internal systems to involve supply and distribution chains and extends to both public and private infrastructure services including water, gas, electricity, transportation and communications.

     We believe that our current products are year 2000 compliant. We also have evaluated all products sold since inception for year 2000 readiness, and are providing the results of our analysis and potential impact and resolutions to our customers. We expect to complete all of the necessary software and hardware upgrade pathways in the first quarter of 1999. We plan to offer the actual software patches that may be required to our customers by the end of the third quarter of 1999. We believe that all of our products will meet basic functionality requirements. However, since we cannot anticipate all specific customer situations and uses, we may see an increase in warranty and other claims as a result of the year 2000 transition. For these reasons, the increase in customer claims could have a material adverse impact on our results of operations and financial condition.

     We are in the process of completing a comprehensive evaluation of our internal systems and equipment. We are currently updating certain critical infrastructure and management systems to meet year 2000 requirements. These upgrades also will meet the Euro dollar requirements and expand our capabilities. We are conducting transaction testing to evaluate compliance of the overall system infrastructure. To date, we have substantially completed the risk analysis on all U.S.-based systems and have substantially completed all of the infrastructure upgrades on these systems as well as certain European operations. We plan to complete the risk analysis of foreign operations in the first quarter of 1999, as well as to implement the year 2000 compliance upgrade of our core ERP system. We believe that the vast majority of Y2K-related issues with respect to internal business systems will be inventoried, analyzed and resolved by the end of the second quarter of 1999, and that certification and/or
testing will be completed by the end of the third quarter of 1999.   If we do
not identify all of our infrastructure and systems that may be affected by the year 2000 transition or do not timely update our infrastructure and management systems to meet year 2000 requirements, our results of operations and financial condition will be adversely affected.

     We are currently assessing the year 2000 readiness of our third-party supplied software, computer technology and other services and of our vendors and suppliers. We have completed a survey of key suppliers and evaluated their individual risk potential as well as the risk potential of their suppliers. Also, we have conducted site surveys of certain critical or sole source suppliers. Based on these surveys, we believe that a substantial majority of our suppliers are Y2K compliant or expect to be Y2K compliant by the fourth quarter of 1999. We began evaluating next tier suppliers in the first quarter of 1999. Our contingency strategies include seeking alternative sources of supplies or acquiring sufficient material to support our operations for the first half of 2000. We believe we have sufficient alternatives and liquidity to meet our contingency strategy. However, the failure of our third party suppliers to be year 2000 compliant could have a material adverse effect on us.

     Year 2000 compliance is an issue for virtually all businesses whose computer systems and applications may require significant hardware or software upgrades or modifications. These companies may plan to devote a substantial portion of their capital spending to fund upgrades and modifications, which could divert spending away from capital manufacturing equipment spending. These changes in customers' spending patterns may cause an adverse result on our sales, operating results and financial condition.

PATENTS AND PROPRIETARY INFORMATION IS CRITICAL TO OUR SUCCESS

     We regard our copyrights, service marks, trademarks, trade secrets, patents and similar intellectual property as critical to our success. At December 31, 1998, we had received approximately 160 patents which includes 75 in the U.S., 49 in Europe, 6 in Japan, and 30 other foreign patents. At that date, we had 30 pending patent applications with the United States, 54 in the Pacific Rim, 15 in
Europe, 10 in Canada and 6 in Latin America.   As we discover new developments
and components to the technology, we intend to apply for additional patents. Effective trademark, service mark, copyright, patent and trade secret protection may not be available in every country in which our products and service are made available. We cannot be certain that the pending patent applications will be granted or that we have taken adequate steps to protect our proprietary rights, especially in countries where the laws may not protect our rights as fully as in the United States. Moreover, our competitors may independently develop or initiate technologies that are substantially similar or superior to ours. We cannot be certain that we will be able to maintain a meaningful technological advantage over our competitors.

     Third parties may infringe or misappropriate our proprietary rights and we intend to pursue enforcement and defense of our patents and other proprietary rights. We could incur significant expenses in preserving our proprietary rights and these costs could have a material adverse effect on our results of operations, liquidity and financial condition and could cause significant fluctuations in results from quarter to quarter. We are currently pursuing a patent infringement action in the central District of California against Aaroflex, Inc., and in Japan against Teijin Seiki Co. Ltd. (See "Item 3. Legal Proceedings.")

INTENSE COMPETITION

     The solid imaging industry is highly competitive and subject to technological change, innovation, and new product introductions. Certain of our existing and potential competitors are researching, designing, developing and marketing other types of equipment. Some of these competitors have financial, marketing, manufacturing, distribution and other resources substantially greater than ours. In many cases, the existence of these competitors extends the purchase decision time as customers investigate the alternative products and solutions. Also, these competitors have marketed these products successfully to our existing and potential customers. In addition, a number of companies currently sell stereolithography resins, which both complement and compete with the resins we distribute.

     We expect future competition may arise from the development of allied or related techniques which are not encompassed by our patents, the issuance of patents to other companies which inhibit our ability to develop certain products, and improvement to existing technologies. Increased competition could result in price reductions for our products, reduced margins, and loss of market share, any of which could adversely impact our business. We have determined to follow a strategy of continuing product development and aggressive patent prosecution to protect our competitive position to the extent practicable. We cannot assure you that we will be able to maintain our leading position in the field of rapid prototyping or continue to compete successfully against current and future sources of competition. These competitive pressures may adversely affect our profitability and financial performance. See "Business - Competition."

VOLATILITY OF STOCK PRICE

     Historically, our stock price has been volatile. The prices of the common stock have ranged from $5.50 to $11.86 during the 52-week period ended February 28, 1999. See "Item 5. Market for Registrant's Common Stock and Related Stockholder Matters."

     Factors that may have significant impact on our market price of our stock include:

     - future announcements concerning our developments or those of our competitors, including the receipt of substantial orders for products
     -    quality deficiencies in services or products
     -    results of technological innovations
     -    new commercial products
     -    changes in recommendations of securities analysts
     -    proprietary rights or product or patent litigation

     Our future earnings and stock price may be subject to significant volatility, particularly on a quarterly basis. Shortfalls in our revenues or earnings in any given period relative to the levels expected by securities analysts could immediately, significantly and adversely affect the trading price of our common stock.

WE ARE SUBJECT TO ANTI-TAKEOVER PROVISIONS

     The Board of Directors is authorized to issue up to 5,000,000 shares of preferred stock. The Board also is authorized to determine the price, rights, preferences and privileges of those shares without any further vote or action by the stockholders. The rights of the holders of any preferred stock may adversely affect the rights of holders of common stock. Our ability to issue preferred stock gives us flexibility concerning possible acquisitions and financings, but it could make it more difficult for a third party to acquire a majority of our outstanding voting stock. In addition, any preferred stock to be issued may have other rights, including economic rights, senior to the common stock which could have a material adverse effect on the market value of the common stock.

     We are subject to Delaware laws that could have the effect of delaying, deterring or preventing a change in control of the Company. One of these laws prohibits us from engaging in a business combination with any interested stockholder for a period of three years from the date the person became an interested stockholder, unless some conditions are met. In addition, provisions of our Certificate of Incorporation and By-laws, could have the effect of discouraging potential takeover attempts or making it more difficult for stockholders to change management.

     In addition, we have adopted a Stockholders Rights Plan (see Note 12(b) of Notes to Consolidated Financial Statements). Under the Rights Plan, we distributed a dividend of one right for each outstanding share of our common stock. These rights will cause substantial dilution if a person or group attempts to acquire us on terms not approved by our Board of Directors and may have the effect of deterring hostile takeover attempts.


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

     In connection with the asset acquisition of Keltool, Inc. in September 1996, the Company assumed Keltool's obligations under an existing lease for approximately 6,000 square feet located in St. Paul, Minnesota. In the first quarter of 1999, the Company completed the sale of its St. Paul operations and assigned this lease to the acquirer. In addition, the Company executed a lease for approximately 21,000 square feet in Valencia, California which expires on June 30, 2000 for its 3D Keltool operations. The Company's occupancy of this facility commenced in February 1997.

     For information concerning obligations of the Company under its leases, see
Note 18(a) of Notes to Consolidated Financial Statements. For information concerning the Company's Colorado Facility, see Note 11.

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

     The defendants filed a motion to dismiss the complaint or transfer the case to their home district in Virginia. The Court granted this motion to dismiss on the agenda of lack of personal jurisdiction. The Federal Circuit Court of Appeals has reversed this district court's decision insofar as it relates to Aaroflex, Inc. and the action against Aaroflex, Inc. is proceeding in the District Court.

     3D SYSTEMS, INC. V. TEIJIN SEIKI CO. LTD On March 21, 1997, the Company filed a patent infringement action in District Court in Osaka, Japan under one of its Japanese patents, alleging infringement, and seeking damages and injunctive relief from the defendant. The action is in the early stages of prosecution.

     CENTURI CORP., DBA ESTES INDUS., COX ACQUISITION CORP., DBA COX V. 3D SYSTEMS CORP., ROGERS TOOL & DIE, In January 1997, 3D Systems, Inc. entered into two contracts with Centuri Corp., dba Estes Indus., Cox Acquisition Corp., dba Cox ("Cox") under which 3D was to create certain tooling for Cox. Cox purported to terminate the contracts in or about August 1997.

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


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 4a.  EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information concerning the executive officers of the Company:

                          AGE AT           POSITION
NAME                 FEBRUARY 28, 1999  WITH THE COMPANY
----                 -----------------  ----------------
Arthur B. Sims             61           Chief Executive Officer and Chairman of
                                        the Board of Directors

Charles W. Hull            59           Chief Technical Officer and Vice
                                        Chairman of the Board of Directors

Richard D. Balanson        49           Chief Operating Officer, President and
                                        Director

Frank J. Spina             44           Vice President, Finance and Chief
                                        Financial Officer

A. Sidney Alpert           60           Vice President, General Counsel and
                                        Secretary

Marty E. McGough           49           Vice President & World Wide Operations
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

     CHARLES W. HULL: Mr. Hull, has served as Chief Technical Officer and Vice Chairman of the Company since April 1997, since August 1993 as Chief Operating Officer and President of the Company and since March 1986 as President of 3D Systems, Inc.; prior thereto, he was Vice-President of UVP, Inc. from January 1980 to March 1986. The stereolithography technology was developed by Mr. Hull while employed by UVP, Inc., a systems manufacturing company. As of February 28, 1999, Mr. Hull retired from the Company. However, he will continue to serve as Vice Chairman and a member of the Board of Directors as well as serve as a consultant to the Company.

     RICHARD D. BALANSON: Dr. Balanson has served as President and Chief Operating Officer since April 1997 and since October 1996 was Executive Vice President, Development and Manufacturing. From August 1994 to September 1996, Mr. Balanson was General Manager, Executive Vice President and Member of the Board of Maxtor Corporation, a major supplier of computer disk drives, where he was in charge of engineering, manufacturing, materials, sales and marketing. From October 1992 to June 1994, Dr. Balanson was President and Chief Operating Officer of Applied Magnetics Corporation, an OEM components supplier to manufacturers of disk and tape drives. From 1975 to 1992, he held several management and technical positions with International Business Machines Corporation including IBM Research Division, where he had responsibility for research and development in many areas, including xerography, optics, lasers and computer storage media.

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

     Subject to the employment agreements between the Company and each of Messrs. Sims and Balanson, all officers serve at the pleasure of the Board of Directors of the Company.

                                       PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The following table sets forth for the periods indicated the high and low closing sales prices of the Company's Common Stock (symbol: TDSC) on the Nasdaq National Market.

                                                          HISTORIC PRICES
                                                          -----------------
             YEAR   PERIOD                                HIGH         LOW
             --------------------------------------------------------------
             1996   First Quarter                         24-1/8     18-7/8

                    Second Quarter                        24-7/8     20

                    Third Quarter                         21-3/4     12

                    Fourth Quarter                        14-47/64   9-3/4

             1997   First Quarter                         16-1/4     9-3/8

                    Second Quarter                        9-3/4      6

                    Third Quarter                         10-1/4     8

                    Fourth Quarter                        10-3/4     6

             1998   First Quarter                         11-7/8     5-3/4

                    Second Quarter                        11-11/16   9

                    Third Quarter                         10-1/4     5-1/2

                    Fourth Quarter                        8-1/2      5-1/2

             1999   First Quarter (through February 28)   7-15/16    6-1/8

     As of February 28, 1999, the outstanding Common Stock was held of record by 602 stockholders.

DIVIDENDS

     The Company has not paid any dividends on its Common Stock and currently intends to retain any future earnings for use in its business. Therefore, it should not be expected that any dividends will be declared on the Common Stock in the foreseeable future. Any dividend payment will be at the discretion of the Company's Board of Directors and will require the consent of Silicon Valley Bank (see "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition -- Liquidity and Capital Resources") and will be dependent upon the Company's earnings, operating and financial condition and capital requirements, as well as general business conditions.

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


                                                                             YEARS ENDED DECEMBER 31,
                                                     ----------------------------------------------------------------------------
                                                          1994             1995           1996           1997            1998
                                                     --------------   ------------    -----------    ------------    ------------
STATEMENTS OF OPERATIONS DATA:                                         (in thousands except per share data)
Sales:
     Products(1)  . . . . . . . . . . . . . . . .    $       28,848   $     43,544    $    53,229    $     59,149    $     65,434
     Services(2)  . . . . . . . . . . . . . . . .            14,489         19,038         26,403          31,108          32,683
                                                     --------------   ------------    -----------    ------------    ------------
          Total Sales . . . . . . . . . . . . . .            43,337         62,582         79,632          90,257          98,117
                                                     --------------   ------------    -----------    ------------    ------------
Cost of sales:
     Products(1)  . . . . . . . . . . . . . . . .            13,928         19,328         24,893          35,463          33,477
     Services(2)  . . . . . . . . . . . . . . . .             8,734         11,936         16,906          21,745          22,062
                                                     --------------   ------------    -----------    ------------    ------------
          Total cost of sales . . . . . . . . . .            22,662         31,264         41,799          57,208          55,539
                                                     --------------   ------------    -----------    ------------    ------------
Gross profit  . . . . . . . . . . . . . . . . . .            20,675         31,318         37,833          33,049          42,578
Operating expenses:
     Selling, general and administrative  . . . .            14,359         20,302         24,748          29,653          30,448
     Research and development . . . . . . . . . .             3,207          6,109          7,665          10,991           9,425
                                                     --------------   ------------    -----------    ------------    ------------
          Total operating expenses  . . . . . . .            17,566         26,411         32,413          40,644          39,873
                                                     --------------   ------------    -----------    ------------    ------------
                                                              3,109          4,907          5,420         (7,595)           2,705
Interest income . . . . . . . . . . . . . . . . .               151          1,257          1,541           1,202             949
Interest and other (expense)  . . . . . . . . . .              (71)           (42)          (129)           (356)           (467)
                                                     --------------   ------------    -----------    ------------    ------------
Income (loss) before income tax expense
 (benefit)  . . . . . . . . . . . . . . . . . . .             3,189          6,122          6,832         (6,749)           3,187
Income tax expense (benefit)  . . . . . . . . . .           (1,313)(3)     (2,795)(3)       2,233         (2,160)           1,055
                                                     --------------   ------------    -----------    ------------    ------------
Net income (loss) . . . . . . . . . . . . . . . .    $        4,502   $      8,917    $     4,599    $    (4,589)    $      2,132
                                                     --------------   ------------    -----------    ------------    ------------
                                                     --------------   ------------    -----------    ------------    ------------
Weighted average number of shares
outstanding . . . . . . . . . . . . . . . . . . .             9,155         10,246         11,323          11,398          11,348

Net income (loss) per common share  . . . . . . .    $         0.49   $        .87    $       .41    $      (.40)    $       .19
                                                     --------------   ------------    -----------    ------------    ------------
                                                     --------------   ------------    -----------    ------------    ------------
Weighted average number of shares
outstanding and dilutive shares . . . . . . . . .             9,365         10,708         11,742          11,398          11,594

Net income (loss) per common share assuming
dilution  . . . . . . . . . . . . . . . . . . . .    $         0.48   $        .83    $       .39    $      (.40)    $        .18
                                                     --------------   ------------    -----------    ------------    ------------
                                                     --------------   ------------    -----------    ------------    ------------

SYSTEM DATA:
Systems shipped (unaudited) . . . . . . . . . . .                73            120            157             274             222
Cumulative number of systems shipped
(unaudited) . . . . . . . . . . . . . . . . . . .               470            590            747           1,021           1,243

                                                                                 AT DECEMBER 31,
                                                  -------------------------------------------------------------------------------
                                                       1994             1995               1996           1997            1998
                                                  --------------   --------------      -----------    -----------   -------------
BALANCE SHEET DATA:
     Working capital  . . . . . . . . . . . .     $       11,722   $       50,022      $    49,764    $    38,310   $      38,306
     Total assets . . . . . . . . . . . . . .             30,465           81,551           92,239         91,340          95,103
     Current portion of long-term debt  . . .                 --               --              100             95             100
     Long-term liabilities, excluding
     current portion  . . . . . . . . . . . .              1,474            1,622            6,273          6,197           6,090
     Stockholders' equity . . . . . . . . . .             19,985           62,950           68,703         64,595          66,557

------------------------

(1) Includes systems and related equipment, material, software and other component parts as well as rentals of equipment.
(2) Includes maintenance services provided by the Company's Technology Centers and training services.
(3) Includes the recognition of deferred tax assets, in accordance with SFAS No. 109, of $1.5 million in 1994 and $3.0 million in 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The following discussion contains forward-looking statements that involve risks and uncertainties. The Company's future results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not specifically limited to: the ability to develop and introduce cost effective new products in a timely manner; developments in current or future litigation; the Company's ability to successfully manufacture and sell significant quantities of equipment on a timely basis; as well as the other risks detailed in this section and in the sections entitled Results of Operations and Liquidity and Capital Resources and Cautionary Statements and Risk Factors.

OVERVIEW

     The Company develops, manufactures and markets worldwide solid imaging systems designed to rapidly produce physical objects from the digital output of solid or surface data from computer aided design and manufacturing ("CAD/CAM") and related computer systems. The Company's systems include SLA Industrial
Systems (SLA) and Solid Object Printers.   The SLA Industrial Systems use the
Company's proprietary stereolithography technology, a solid imaging process whereby a laser beam exposes and solidifies successive layers of photosensitive resin until the desired object is formed to precise specifications in hard plastic. The Solid Object Printers, sold as the Actua 2100 and ThermoJet, utilize hot melt ink jetting technology to print models in successive layers with a special thermopolymer material. These objects can be used for concept models, engineering prototypes, patterns and masters for molds and other applications.

     The Company has sold over 1,200 systems since 1988, and its customers include major corporations in a broad range of industries including manufacturers of automotive, aerospace, computer, electronic, consumer and medical products. The Company's revenues are generated by product and service sales. Product sales are comprised of the sale of systems and related equipment, materials, software, and other component parts, as well as rentals of systems. Service sales include revenues from a variety of on-site maintenance services, customer training, services provided by the Company's Technology Centers and 3D Keltool licensing and support services.

RESULTS OF OPERATIONS

     The following table sets forth the percentage relationship of certain items from the Company's Statement of Operations to Total Revenues:

                              PERCENT OF TOTAL REVENUES


                                               YEARS ENDED DECEMBER 31,
                                           -----------------------------------
                                             1996          1997         1998
                                           ---------    ---------    ---------
Sales:
     Products . . . . . . . . . .            66.8%         65.5%         66.7%
     Services . . . . . . . . . .            33.2%         34.5%         33.3%
                                           ---------    ---------    ---------
          Total sales . . . . . .           100.0%        100.0%        100.0%
                                           ---------    ---------    ---------
Cost of sales:
     Products . . . . . . . . . .            31.3%         39.3%         34.1%
     Services . . . . . . . . . .            21.2%         24.1%         22.5%
                                           ---------    ---------    ---------
          Total cost of sales . .            52.5%         63.4%         56.6%
                                           ---------    ---------    ---------
Total gross profit  . . . . . . .            47.5%         36.6%         43.4%
     Gross profit - products  . .            53.2%         40.0%         48.8%
     Gross profit - services  . .            36.0%         30.1%         32.5%
Selling, general and
administrative expenses . . . . .            31.1%         32.8%         31.0%
Research and development
  expenses  . . . . . . . . . . .             9.6%         12.2%          9.6%
                                           ---------    ---------    ---------
Income (loss) from operations . .             6.8%        (8.4%)          2.8%
Other income and expense  . . . .             1.8%           .9%           .5%
Income tax benefit (expense)  . .           (2.8%)          2.4%        (1.1%)
                                           ---------    ---------    ---------
Net income (loss) . . . . . . . .             5.8%        (5.1%)          2.2%
                                           ---------    ---------    ---------
                                           ---------    ---------    ---------

     The following table sets forth for the periods indicated total revenues attributable to each of the Company's major products and services groups:

                                               YEAR ENDED DECEMBER 31,
                                         ------------------------------------
                                            1996         1997          1998
                                         ---------    ---------     ---------
Products:
     Systems and related equipment. .    $  38,230    $  40,859     $ 44,580
     Materials. . . . . . . . . . . .       10,563       13,548       15,614
     Other. . . . . . . . . . . . . .        4,436        4,742        5,240
                                         ---------    ---------     ---------
          Total products. . . . . . .       53,229       59,149       65,434
                                         ---------    ---------     ---------
Services:
     Maintenance. . . . . . . . . . .       21,341       25,010       28,140
     Other. . . . . . . . . . . . . .        5,062        6,098        4,543
                                         ---------    ---------     ---------
          Total services. . . . . . .       26,403       31,108       32,683
                                         ---------    ---------     ---------
Total sales . . . . . . . . . . . . .    $  79,632    $  90,257     $ 98,117
                                         ---------    ---------     ---------
                                         ---------    ---------     ---------
Products:
     Systems and related equipment. .         48.0%        45.3%        46.0%
     Material . . . . . . . . . . . .         13.3         15.0         15.9
     Other. . . . . . . . . . . . . .          5.6          5.2          4.8
                                         ---------    ---------     ---------
          Total products. . . . . . .         66.9         65.5         66.7
                                         ---------    ---------     ---------
Services:
     Maintenance. . . . . . . . . . .         26.8         27.7         28.7
     Other. . . . . . . . . . . . . .          6.3          6.8          4.6
                                         ---------    ---------     ---------
          Total services. . . . . . .         33.1         34.5         33.3
                                         ---------    ---------     ---------
Total sales . . . . . . . . . . . . .        100.0%       100.0%       100.0%
                                         ---------    ---------     ---------
                                         ---------    ---------     ---------

1998 COMPARED TO 1997

SALES. Sales in 1998 were $98.1 million, an increase of 8.7% over the $90.3 million recorded during 1997.

Product sales in 1998 increased $6.3 million or 10.6% to $65.4 million compared to $59.1 million in 1997. The dollar increase was primarily due to improved average selling prices in Europe as a result of the EOS acquisition, and an improved product mix as the demand for the Company's Millennium series 3500 and 5000, launched in late 1997, caused a shift in the mix of customer orders to more of these high end SLA systems. The Company sold a total of 222 systems in 1998 compared to 274 systems in 1997. Orders for the Company's systems in 1998 (compared to 1997) increased significantly in Europe and were up in the U.S., while orders were down slightly in Asia Pacific.

In 1997, the U.S. market was impacted by inefficiencies caused by changes in the domestic sales organization.

The Company believes that system sales may fluctuate on a quarterly basis as a result of a number of factors, including the acceptance and reliability of new products in the market, status of world economic conditions, fluctuations in foreign currency exchange rates, impact of changing technology, and the timing of product shipments. Due to the high price of certain systems, the acceleration or delay of a small number of shipments from one quarter to another can significantly affect the results of operations for the quarters involved.

Service sales in 1998 increased $1.6 million, or 5.1%, compared to 1997, primarily as a result of increased maintenance revenues due to the larger installed base of SLA systems in the U.S. and Europe. This increase was offset, in part, by a decline in revenues from the Company's Technology Centers.

COST OF SALES. Cost of sales decreased to $55.5 million or approximately 56.6% of sales in 1998 compared to $57.2 million or 63.4% of sales in 1997.

Product cost of sales as a percentage of product sales improved in 1998, decreasing from 60.0% in 1997 to 51.2% in 1998. This improvement was due primarily to increased average selling prices in Europe, an improved product mix to a higher end SLA systems, continued reductions in overall cost of factory operations, and revenues related to certain royalty bearing lease agreements.
In addition, 1997 included inventory adjustments totaling approximately $1.8 million that were primarily associated with the transition to new products, the EOS acquisition, and field service inventories.

The Company believes that the benefits from improved average selling prices have been optimized and will not increase further and competitive pricing initiatives may result in lower average selling prices over time. In addition, while the Company expects reductions in factory costs to continue, the rate of reductions may decrease. These are forward looking statements, and as such, are subject to risks and uncertainties. For example, the acceptance and reliability of new products in the market may result in inventory adjustments and increased factory costs, and the impact of competition on changing economic conditions in the U.S. and Europe may materially impact average selling prices. In addition, there can be no assurance that the Company will not experience significant quarterly fluctuations due to the impact of mix of products, channels, and markets, or that a changing mix over time will not result in a higher average percentage of cost of sales to product sales.

Service cost of sales as a percentage of service sales decreased to 67.5% in 1998 from 69.9% in 1997 primarily due to the fact that 1997 included certain hardware upgrade costs associated with the Company's NT version system software. In addition, field service costs are improving as a result of increased reliability of the Company's systems. This is offset, in part, by declining revenues in the Company's Technology Center. While the Company expects to see continued improvements in field service costs, the Company does not expect an improvement in Technology Center revenues in the first half of 1999. As such, service cost of sales as a percentage of sales are not expected to decrease further in 1999. This is a forward looking statement, however, and as such includes certain risks. For example, the reliability of new products in the market or a further decline in the demand or market pricing of Technology Center services, could cause an increase in service costs of sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") improved, as a percent of sales, to 31.0% of total sales in 1998 from 32.9% in 1997. SG&A expense increased $.8 million or 2.7% from 1998 to 1997, due primarily to increased commissions and sales bonuses resulting from higher sales and profits, and costs related to expanded marketing and communications programs, and increased bad debt costs due to conditions in the service bureau customer base, most notably the Chapter 7 filing of P2 Holdings dba Plynetics Express, one of the largest service bureaus in the U.S. With the introduction of new products, the Company expects an increase in SG&A expenses in 1999 as compared to 1998, while SG&A expenses as a percent of sales is expected to continue to decline. However, this is a forward looking statement and, as such, includes certain risks. For example, the acceptance and reliability of new products, or changing economic conditions in the U.S. and Europe may materially impact total sales for any particular period, and result in an increase in SG&A expenses as a percentage of sales.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development ("R&D") expenses in 1998 decreased approximately $1.6 million or approximately 14.2% compared to 1997. The decrease in R&D expenses in 1998 was due primarily to the fact that 1997 included a write-off of acquired in-process technology valued at approximately $2,100,000 in connection with the EOS acquisition (see Note 7 of Notes to Consolidated Financial Statements) offset in part by increased personnel and experimental material costs related to certain development projects. Based on the Company's historical expenditures related to research and development and its current development goals, the Company anticipates for the foreseeable future, research and development expenses will be approximately ten percent of sales. However, this is a forward-looking statement and, as with any such statement, is subject to uncertainties. For example, if total sales of the Company for any particular period do not meet the anticipated sales of the Company for that period, research and development expenses as a percentage of sales may exceed ten percent.

OPERATING INCOME (LOSS). Operating income in 1998 was 2.8% of total sales compared to an operating loss of (8.4%) of total sales in 1997. The improvement in 1998 is primarily attributable to inventory write offs and costs associated with the EOS acquisition included in 1997, improved average selling prices and product mix, and improving product and service cost of sales, as described above.

OTHER INCOME AND EXPENSES. Interest income decreased by $.3 million in 1998 compared to 1997. This decrease is primarily due to lower average income on leases and investment balances. Interest and other expense increased by $.1 million in 1998 compared to 1997 due to various non operating expenses.

PROVISION FOR INCOME TAXES (BENEFITS). For 1998 the Company's tax expense was $1.1 million or 33.1% of pre-tax income (loss), compared to a tax benefit of $2.2 million in 1997. The Company's effective tax rate was favorably impacted from statutory rates primarily as a result of utilizing research and experimentation tax credits and the effects of foreign operations.

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

Product cost of sales as a percentage of product sales increased to 60% in 1997 compared to 47% in 1996. The increase in 1997 was primarily the result of greater discounting of system sales in 1997 due to competition, the sales mix of the Company's products as well as the channels and markets in which the Company distributes its products. In addition, the Company recorded inventory adjustments totaling approximately $1.8 million, or 5 percentage points of the increase, that were primarily associated with the transition to our new generation of products announced in the third quarter of 1997, the EOS acquisition and field service inventories.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("S,G&A") expenses increased $5.0 million or 20% in 1997 compared to 1996, primarily as a result of approximately $2.0 million of non-recurring expenses for severance benefits and other costs related to restructuring plans designed to reduce costs and improve operating results and the expanded sales and marketing program in Europe and the U.S.

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

OTHER INCOME AND EXPENSES. Interest income decreased to $1.2 million in 1997 from $1.5 million in 1996, primarily as a result of the lower investment balances due to cash used for operating activities and investment activities partially offset by interest income from lease receivables. Interest expense increased to $.4 million in 1997 from $.1 million in 1996 primarily as a result of the Company's financing of its Colorado facility which was effected August 20, 1996.

PROVISION FOR INCOME TAXES (BENEFITS). For 1997 the Company's tax benefit was $2.2 million or 32% of pre-tax income (loss), compared to a tax expense of $2.2 million in 1996.

FOREIGN OPERATIONS

     International sales accounted for 33.8%, 41.5% and 44.1% of total sales in 1996, 1997 and 1998, respectively. For information with respect to allocation of sales among the Company's foreign operations, see Note 17 of Notes to Consolidated Financial Statements.

     The effects of the Asian currency crisis affected the growth of the Asian market, and sales for 1998 were approximately equal to 1997 levels. The European operations continued to grow and the Company opened an office in Barcelona, Spain to address the growth of the Southern European market.

     To date, the Company has not entered into hedging transactions to protect against changes in foreign currency exchange rates.

LIQUIDITY AND CAPITAL RESOURCES

                                               AS OF AND FOR THE YEARS ENDED
                                                       DECEMBER 31,
                                           ------------------------------------
                                             1996          1997          1998
                                           ---------     ---------    ---------
                                                      (In thousands)
Cash and cash equivalents(1)  . . . . .    $  25,078     $  12,695    $   15,912
Short-term investments  . . . . . . . .        3,759         3,498         3,485
Working capital(1)  . . . . . . . . . .       49,764        38,310        38,306
Cash provided by (used for) operating
activities  . . . . . . . . . . . . . .      (7,016)       (4,979)         7,563
Cash used for investing activities  . .     (12,497)       (8,202)       (4,234)
Cash provided by (used for)
financing activities  . . . . . . . . .        5,384         1,059         (853)

-------------------
(1)  Includes $722,000 of restricted cash at December 31, 1996.


     Net cash provided by (used for) operating activities in 1996, 1997, and 1998 was $(7.0) million, $(5.0) million and $7.6 million, respectively. The positive cash flow from operations in 1998 was comprised primarily of net income of $2.1 million adjusted for non-cash items such as amortization and depreciation in the amount of $5.8 million.

     Net cash used for investing activities in 1998 totaled $4.2 million and was primarily the result of an increase in property and equipment relating primarily to increased demonstration equipment due to new products, the purchase of computers and manufacturing equipment required for expansion, and an increase in license and patent costs.

     Net cash used for financing activities in 1998, totaling $.9 million was the result of the Company buying back 200,000 of its own shares in the open market, for approximately $1.4 million, partially offset by proceeds from the exercise of stock options and warrants.

     In August 1998, the Company extended its credit facility with Silicon Valley Bank ("SVB") (the "Credit Facility"). Under the terms of the agreement, which remains in effect through August 18, 1999, the Company can borrow from SVB up to $10,000,000, at the bank's prime interest rate. The Credit Facility contains certain financial covenants including the maintenance of certain financial ratios, working capital, tangible net worth as well as covenants limiting mergers, acquisitions, recapitalizations, dividends, loans to others, and hypothecation of assets or corporate guarantees. As of December 31, 1998, the Company has yet to utilize the Credit Facility.

     On May 6, 1997, the Company announced that its board of directors had authorized the Company to buy up to 1.5 million of its shares in the open market and through private transactions. During 1997, the Company purchased 25,000 of its own shares for approximately $165,000. During the first quarter of 1998, the Company purchased 200,000 of its own shares for approximately $1.4 million. The Company may continue to acquire additional shares from time to time at prevailing market prices, at a rate consistent with the combination of corporate cash flow and market conditions.

     The Company believes that funds generated from operations, existing working capital and its current line of credit will be sufficient to satisfy its anticipated operating requirements for at least the next twelve months. From time to time the Company considers the acquisition of businesses, products or technologies complimentary to the Company's current business. Should the Company decide to pursue such a transaction, and it exceeds funds available from current operations, the Company may require additional funds.

     There were no significant inflationary trends that impacted the Company in 1998.

     The Company has established a team to address the issues raised by the introduction of the Single European Currency ("Euro") for initial implementation as of January 1, 1999 and during the transition period through January 1, 2002. The Company expects that its internal systems that will be affected by the initial introduction of the Euro will be Euro capable by the third quarter 1999 and does not expect the costs of system modifications to be material. The Company does not presently expect that the introduction and use of the Euro will materially affect the Company's foreign exchange or will result in any material increase in costs to the Company. While the Company will continue to evaluate the impact of the Euro introduction over time, based on currently available information, management does not believe that the introduction of the Euro currency will have a material adverse impact on the Company's financial condition or overall trends in results of operations.

YEAR 2000 COMPLIANCE. Computer-based systems that require date/time calculations to operate correctly are subject to miscalculations and system failures on and after the year 2000. This is known as the Y2K problem. The Y2K problem affects systems that were developed to accept two digit entries for the year in the date code field. After midnight on December 31, 1999, these systems may recognize a date using '00' as the year 1900 rather than the year 2000. Another known issue
is that many systems will not recognize the year 2000 as a leap year.   The Y2K
problem is pervasive in that it goes beyond internal systems to involve supply and distribution chains and extends to both public and private infrastructure services including water, gas, electricity, transportation and communications.

     The Company believes its current products are Year 2000 compliant. In addition, the Company has been evaluating all products sold since inception for Year 2000 readiness, and is providing the results of the analysis and potential impacts and resolutions to its customers. Current information on the Company's Y2K status can be found on the Internet at: http://www.3dsystems.com. In the fourth quarter of 1998, the Company completed the evaluation of substantially all its products. The necessary upgrade pathways to its customers will be completed by the end of the first quarter of 1999. The Company plans to have the actual software patches that may be required available for customers by the third quarter 1999. The Company believes that all products will meet basic functionality requirements, however, since all specific customer situations and uses cannot be anticipated, 3D Systems may see an increase in warranty and other claims as a result of the Year 2000 transition. For these reasons, the impact of customer claims could have a material adverse impact on the Company's results of operations or financial condition.

     The Company is continuing the comprehensive evaluation of its internal business systems. Certain critical infrastructure and information systems are being upgraded to meet Year 2000 requirements. These upgrades will also have the benefit of meeting the Euro currency requirements and expanding the capability of the Company. At the completion of these current projects, the Company will be conducting transaction testing to evaluate compliance of the overall system infrastructure. To date, the Company has substantially completed the risk analysis on all U.S.-based systems. During the fourth quarter 1998, the Company has completed substantially all infrastructure upgrades in the U.S. as well as certain European operations. The Company plans to complete the risk analysis of foreign operations in the first quarter of 1999, as well as implement the Year 2000 compliance upgrade of its core ERP system. The Company believes that the vast majority of Y2K-related issues with respect to internal business systems will be inventoried, analyzed, and resolved by the third quarter 1999, and that certification and/or testing will be completed by the end of the third quarter 1999.

     Since the majority of the efforts related to Year 2000 Compliance are being performed by internal resources, and are part of an overall plan to upgrade the overall capability of the Company and meet Euro currency requirements, there is no exact program budget or cost associated exclusively with Year 2000 efforts. The Company believes costs related to Year 2000 compliance are less than $750,000, and estimates that costs for the worldwide program will not exceed $1.5 million. As stated in the Liquidity and Capital Resources section, the Company believes that funds generated from operations will be sufficient to satisfy Year 2000 compliance costs.

     3D Systems is continuing to review its critical suppliers to determine that the suppliers' operations and the products and services they provide are Year 2000 compliant. The Company has completed a survey of key suppliers and evaluated their individual risk potential as well as the risk potential of their suppliers. In addition, the Company has conducted site surveys of certain critical or sole source suppliers. The Company will begin evaluating next tier suppliers in the first quarter 1999. Currently, the Company's contingency strategies include seeking alternative sources of supplies or acquiring sufficient material to support the Company's operations for the first half of 2000. Though the Company believes it has sufficient alternatives and liquidity to meet this contingency strategy, such failures of suppliers remain a possibility and could have a material adverse impact on the Company's results of operations or financial condition.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated financial statements as of December 31, 1997 and 1998 and for each of the three years in the period ended December 31, 1998 and the report of Independent Accountants are listed on pages F-1 to F-27 of this Annual Report on Form 10-K.


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

--------------------
* Management contract or compensatory plan or arrangement.



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


-------------------
* Management contract or compensatory plan or arrangement.



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

--------------------
* Management contract of compensatory plan or arrangement.



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


-------------------
* Management contract of compensatory plan or arrangement.



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

 10.44    Amendment dated July 5, 1995 to Loan and Security Agreement dated June
          2, 1993, as previously amended, by and between the Registrant, 3D
          California, 3D Systems, Inc. Limited, 3D Systems France SARL, 3D
          Systems GmbH and Silicon Valley Bank. Incorporated herein by reference to Exhibit 10.44 to the Registrant's Form 10-K for the year ended December 31, 1996.

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

 10.50*   Employment Agreement dated as of February 6, 1996 between the
          Registrant and Eugen J. Geyer. Incorporated herein by reference to
          Exhibit 10.50 to the Registrant's Form 10-K for the year ended
          December 31, 1997.

 10.51*   Employment Agreement dated October 28, 1996 between the Registrant and
          Richard D. Balanson. Incorporated herein by reference to Exhibit
          10.51 to the Registrant's Form 10-K for the year ended December 31, 1997.


--------------------
* Management contract of compensatory plan or arrangement.



 10.52    Amendment dated July 5, 1996 to Loan and Security Agreement dated June
          2, 1993, as previously amended, by and between the Registrant and Silicon Valley Bank. Incorporated herein by reference to Exhibit 10.52 to the Registrant's Form 10-K for the year ended December 31, 1996.

 10.53    Amendment, dated August 18, 1997, to Loan Agreement and Amended
          Schedule to Loan and Security Agreement dated June 2, 1993 between
          Silicon Valley Bank and 3D Systems, Inc., 3D Systems Inc. Limited, 3D
          Systems France SARL and 3D Systems GmbH. Incorporated herein by reference to Exhibit 10.53 to the Registrant's Form 10-K for the year ended December 31, 1997.

 10.54*   Employment Agreement effective November 17, 1997 between the
          Registrant and Mr. Frank J. Spina. Incorporated herein by reference to Exhibit 10.54 to the Registrant's Form 10-K for the year ended
          December 31, 1997.

 10.55*   Employment letter effective January 7, 1997 between the Registrant and
          Mr. Martin E. McGough. Incorporated herein by reference to Exhibit
          10.55 to the Registrant's Form 10-K for the year ended December 31, 1997.

 10.56    Patent License Agreement dated December 16, 1998 by and between 3D
          Systems, Inc., NTT Data CMET, Inc. and NTT Data Corporation.
          [Confidential Treatment Requested].

  22.1    Subsidiaries of the Registrant.

  23.1    Consent of Independent Accountants - PricewaterhouseCoopers LLP

    27    Financial Data Schedule

-------------------
* Management contract or compensatory plan or arrangement.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                  AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Accountants..............................................................................F-2
Consolidated Balance Sheets as of December 31, 1997 and 1998...................................................F-3
Consolidated Statements of Operations for the Years Ended December 31, 1996, 1997 and 1998.....................F-4
Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1996, 1997 and 1998...........F-5
Consolidated Statements of Cash Flows for the Years Ended December 31, 1996, 1997 and 1998.....................F-6
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 1996, 1997 and 1998...........F-7
Notes to Consolidated Financial Statements for the Years Ended December 31, 1996, 1997 and 1998................F-8

CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

Report of Independent Accountants on Financial Statement Schedule..............................................F-26
Schedule II - Valuation and Qualifying Accounts................................................................F-27

                        REPORT OF INDEPENDENT ACCOUNTANTS




To the Stockholders and Board of Directors
3D Systems Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity, cash flows and comprehensive income present fairly, in all material respects, the financial position of 3D Systems Corporation and its subsidiaries (the "Company") at December 31, 1997 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers LLP

Woodland Hills, California
February 16, 1999

                             3D SYSTEMS CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                               ASSETS                                        December 31, 1997          December 31, 1998
                                                                            ---------------------      ---------------------
Current assets:
  Cash and cash equivalents                                               $           12,694,831     $           15,911,793
  Short-term investments                                                               3,498,265                  3,484,641
  Accounts receivable, less allowances for
   doubtful accounts of $441,399 (1997) and
    $944,144 (1998)                                                                   23,618,237                 24,486,730
  Current portion of lease receivables                                                 1,257,006                  2,069,126
  Inventories                                                                         12,164,633                 10,829,346
  Deferred tax assets                                                                  3,319,651                  2,063,163
  Prepaid expenses and other current assets                                            2,305,163                  1,916,149
                                                                            ---------------------      ---------------------
       Total current assets                                                           58,857,786                 60,760,948

Property and equipment, net                                                           16,895,011                 16,327,078
Licenses and patent costs, net                                                         5,464,351                  5,120,672
Deferred tax assets                                                                    3,971,000                  5,069,796
Lease receivables                                                                      3,944,462                  5,801,788
Other assets                                                                           2,207,109                  2,022,316
                                                                            ---------------------      ---------------------
                                                                          $           91,339,719     $           95,102,598
                                                                            ---------------------      ---------------------
                                                                            ---------------------      ---------------------
                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                        $            4,885,831     $            4,849,905
  Accrued liabilities                                                                  8,003,949                  8,161,684
  Current portion of long-term debt                                                       95,000                    100,000
  Customer deposits                                                                      238,248                    330,162
  Deferred revenues                                                                    7,325,112                  9,013,559
                                                                            ---------------------      ---------------------
       Total current liabilities                                                      20,548,140                 22,455,310

Other liabilities                                                                      1,491,534                  1,485,378
Long-term debt, less current portion                                                   4,705,000                  4,605,000
                                                                            ---------------------      ---------------------
                                                                                      26,744,674                 28,545,688
                                                                            ---------------------      ---------------------

Commitments and Contingencies

Stockholders' equity:
  Preferred stock, $.001 par value.  Authorized 5,000,000
    shares; none issued
  Common stock, $.001 par value.  Authorized 25,000,000
    shares; issued 11,450,071 and outstanding 11,425,071 (1997)
      and issued 11,614,317 and outstanding  11,389,317 (1998)                            11,450                     11,614
  Capital in excess of par value                                                      73,856,965                 74,834,225
  Notes receivable from officers                                                             ---                   (360,000)
  Accumulated deficit                                                                 (8,897,605)                (6,765,447)
  Accumulated other comprehensive income (loss)                                         (210,827)                   376,459
  Treasury stock, at cost, 25,000 shares (1997) and 225,000
       shares (1998)                                                                    (164,938)                (1,539,941)
                                                                            ---------------------      ---------------------
        Total stockholders' equity                                                    64,595,045                 66,556,910
                                                                            ---------------------      ---------------------
                                                                          $           91,339,719     $           95,102,598
                                                                            ---------------------      ---------------------
                                                                            ---------------------      ---------------------

      See accompanying notes to consolidated financial statements.

                             3D SYSTEMS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  Years ended December 31, 1996, 1997 and 1998

                                                               1996                  1997                 1998
                                                         ------------------    ---------------------------------------
Sales:
  Products                                             $        53,228,089   $        59,148,861  $        65,434,369
  Services                                                      26,403,414            31,107,812           32,682,587
                                                         ------------------    ------------------   ------------------
     Total sales                                                79,631,503            90,256,673           98,116,956
                                                         ------------------    ------------------   ------------------

Cost of sales:
  Products                                                      24,893,210            35,462,442           33,477,086
  Services                                                      16,905,678            21,744,779           22,062,222
                                                         ------------------    ------------------   ------------------
     Total cost of sales                                        41,798,888            57,207,221           55,539,308
                                                         ------------------    ------------------   ------------------
Gross profit                                                    37,832,615            33,049,452           42,577,648
                                                         ------------------    ------------------   ------------------

Operating expenses:
  Selling, general and administrative                           24,747,871            29,653,342           30,448,272
  Research and development                                       7,665,092            10,990,809            9,424,979
                                                         ------------------    ------------------   ------------------

     Total operating expenses                                   32,412,963            40,644,151           39,873,251
                                                         ------------------    ------------------   ------------------

Income (loss) from operations                                    5,419,652            (7,594,699)           2,704,397

Interest income                                                  1,541,229             1,202,176              949,361
Interest and other expense                                        (128,860)             (356,203)            (466,373)
                                                         ------------------    ------------------   ------------------

Income (loss) before income taxes                                6,832,021            (6,748,726)           3,187,385

Provision for income taxes (benefit)                             2,232,704            (2,159,592)           1,055,227
                                                         ------------------    ------------------   ------------------


Net income (loss)                                      $         4,599,317   $        (4,589,134)  $        2,132,158
                                                         ------------------    -----------------    -----------------
                                                         ------------------    -----------------    -----------------

Weighted average shares outstanding                             11,322,973            11,397,529           11,347,778
                                                         ------------------    -----------------    -----------------
                                                         ------------------    -----------------    -----------------


Net income (loss) per common share                     $               .41   $              (.40)  $              .19
                                                         ------------------    -----------------    -----------------
                                                         ------------------    -----------------    -----------------

Weighted average shares outstanding
  and dilutive shares                                           11,741,635            11,397,529           11,593,557
                                                         ------------------    -----------------    -----------------
                                                         ------------------    -----------------    -----------------

Net income (loss) per common share
  assuming dilution                                    $               .39   $             (.40)  $               .18
                                                         ------------------    ---------------------------------------
                                                         ------------------    ---------------------------------------

         See accompanying notes to consolidated financial statements.

                             3D SYSTEMS CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  Years ended December 31, 1996, 1997 and 1998

                                                     Common                       Notes
                                                     Stock       Capital in    Receivable                   Cumulative
                                                   Par Value    Excess of Par     From       Accumulated    Translation
                                      Shares         $0.001         Value       Officers       Deficit      Adjustment
                                 ----------------------------------------------------------------------------------------
Balance at December 31, 1995        11,279,232       $ 11,279  $ 71,850,602           ---   $ (8,907,788)     $ (3,638)
Exercise of stock options               79,660             80       484,141           ---            ---           ---
Issuance of warrants related to
    Keltool acquisition                    ---            ---       193,025           ---            ---           ---
Net income                                 ---            ---           ---           ---      4,599,317           ---
Cumulative translation
    adjustment                             ---            ---           ---           ---            ---       475,572
                                 ----------------------------------------------------------------------------------------
Balance at December 31, 1996        11,358,892         11,359    72,527,768           ---     (4,308,471)      471,934
Exercise of stock options               91,179             91       418,361           ---            ---           ---
Tax benefit related to non-
    qualified stock options                ---            ---       183,836           ---            ---           ---
Issuance of warrants related to
    EOS acquisition                        ---            ---       727,000           ---            ---           ---
Net income                                 ---            ---           ---           ---     (4,589,134)          ---
Cumulative translation
    adjustment                             ---            ---           ---           ---            ---      (682,761)
Purchase of treasury stock             (25,000)           ---           ---           ---            ---           ---
                                 ----------------------------------------------------------------------------------------
Balance at December 31, 1997        11,425,071         11,450    73,856,965           ---     (8,897,605)     (210,827)
Exercise of stock options               59,226             59       365,602           ---            ---           ---
Employee stock purchase plan            37,687             38       191,725           ---            ---           ---
Officer loans                           67,333             67       419,933      (420,000)           ---           ---
Repayment of officer loans                 ---            ---           ---        60,000            ---           ---
Net income                                 ---            ---           ---           ---      2,132,158           ---
Cumulative translation
    adjustment                             ---            ---           ---           ---            ---       587,286
Purchase of treasury stock            (200,000)           ---           ---           ---            ---           ---
                                 ----------------------------------------------------------------------------------------
Balance at December 31, 1998        11,389,317       $ 11,614  $ 74,834,225    $ (360,000)  $ (6,765,447)    $ 376,459
                                 ----------------------------------------------------------------------------------------
                                 ----------------------------------------------------------------------------------------


                                                    Total
                                    Treasury    Stockholders'
                                     Stock         Equity
                                 ----------------------------
Balance at December 31, 1995              ---  $ 62,950,455
Exercise of stock options                 ---       484,221
Issuance of warrants related to
    Keltool acquisition                   ---       193,025
Net income                                ---     4,599,317
Cumulative translation
    adjustment                            ---       475,572
                                 ----------------------------
Balance at December 31, 1996              ---    68,702,590
Exercise of stock options                 ---       418,452
Tax benefit related to non-
    qualified stock options               ---       183,836
Issuance of warrants related to
    EOS acquisition                       ---       727,000
Net income                                ---    (4,589,134)
Cumulative translation
    adjustment                            ---      (682,761)
Purchase of treasury stock           (164,938)     (164,938)
                                 ----------------------------
Balance at December 31, 1997         (164,938)   64,595,045
Exercise of stock options                 ---       365,661
Employee stock purchase plan              ---       191,763
Officer loans                             ---           ---
Repayment of officer loans                ---        60,000
Net income                                ---     2,132,158
Cumulative translation
    adjustment                            ---       587,286
Purchase of treasury stock         (1,375,003)   (1,375,003)
                                 ----------------------------
Balance at December 31, 1998     $ (1,539,941) $ 66,556,910
                                 ----------------------------
                                 ----------------------------

See accompanying notes to consolidated financial statements.

                             3D SYSTEMS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years ended December 31, 1996, 1997 and 1998


Cash flows from operating activities:                                          1996                1997                1998
                                                                         ------------------  -----------------   -----------------
  Net income                                                           $         4,599,317  $      (4,589,134)  $       2,132,158
  Adjustments to reconcile net income to net cash
   provided by (used for) operating activities:
     Deferred income taxes                                                       1,549,717         (2,511,000)            157,692
     Depreciation of property and equipment                                      2,506,044          3,755,758           4,083,399
     Amortization of licenses and patent costs                                     586,243            732,386           1,003,034
     Amortization of software development costs                                    509,327            495,127             503,804
     Amortization of intangibles                                                       ---            162,153             222,778
     Changes in operating assets and liabilities:
       Accounts receivable                                                      (5,104,652)        (4,938,252)           (570,221)
       Lease receivables                                                        (4,760,935)          (440,533)         (2,733,296)
       Inventories                                                              (5,673,675)           (60,641)          1,160,255
       Prepaid expenses and other current assets                                  (763,492)           (38,022)            389,013
       Other assets                                                               (986,547)        (1,403,621)           (541,789)
       Accounts payable                                                         (1,002,793)         1,266,286            (176,258)
       Accrued liabilities                                                        (165,030)         1,318,410             157,735
       Customer deposits                                                          (339,194)          (655,863)             91,914
       Deferred revenues                                                         2,156,115          1,857,918           1,688,447
       Other liabilities                                                          (126,681)            70,295              (6,156)
                                                                         ------------------  -----------------   -----------------
           Net cash provided by (used for) operating activities                 (7,016,236)        (4,978,733)          7,562,509
                                                                         ------------------  -----------------   -----------------
Cash flows from investing activities:
  Purchase of property and equipment                                            (9,431,540)        (8,356,351)         (5,822,045)
  Disposition of property and equipment                                          1,413,563          2,382,104           2,234,226
  Increase in licenses and patent costs                                           (719,994)        (2,488,947)           (659,354)
  Purchase of short term investments                                            (8,444,148)        (3,498,265)         (6,647,458)
  Proceeds from short term investments                                           4,684,656          3,759,492           6,661,082
                                                                         ------------------  -----------------   -----------------
           Net cash used for investing activities                              (12,497,463)        (8,201,967)         (4,233,549)
                                                                         ------------------  -----------------   -----------------
Cash flows from financing activities:
  Exercise of stock options and warrants                                           484,221            418,452             557,424
  Repayment of note payable                                                            ---           (100,000)            (95,000)
  Repayment of officer loans                                                           ---                ---              60,000
  Tax benefit related to non-qualified stock options                                   ---            183,836                 ---
  Restricted cash                                                                      ---            722,000                 ---
  Proceeds from long term debt                                                   4,900,000                ---                 ---
  Purchase of treasury stock                                                           ---           (164,938)         (1,375,003)
                                                                         ------------------  -----------------   -----------------
           Net cash provided by (used for) financing activities                  5,384,221          1,059,350            (852,579)
                                                                         ------------------  -----------------   -----------------
  Effect of exchange rate changes on cash                                          226,992            459,740             740,581
                                                                         ------------------  -----------------   -----------------
Net increase (decrease) in cash and cash equivalents                           (13,902,486)       (11,661,610)          3,216,962
Cash and cash equivalents at the beginning of the period                        38,258,927         24,356,441          12,694,831
                                                                         ------------------  -----------------   -----------------
Cash and cash equivalents at the end of the period                     $        24,356,441  $      12,694,831   $      15,911,793
                                                                         ------------------  -----------------   -----------------
                                                                         ------------------  -----------------   -----------------
Supplemental disclosures of cash flow information:
       Cash paid (received) during the period for:
         Interest                                                      $           103,667  $         346,383   $         248,690
                                                                         ------------------  -----------------   -----------------
                                                                         ------------------  -----------------   -----------------

         Income taxes                                                  $         1,708,808  $         274,509   $       (410,423)
                                                                         ------------------  -----------------   -----------------
                                                                         ------------------  -----------------   -----------------

See accompanying notes to consolidated financial statements.

                             3D SYSTEMS CORPORATION
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                  Years ended December 31, 1996, 1997 and 1998

                                                                      1996                   1997                    1998
                                                              -------------------     ------------------     ------------------
Net income (loss)                                          $           4,599,317   $        (4,589,134)   $          2,132,158
Other comprehensive income (loss):
     Foreign currency translation adjustments                            475,572              (682,761)                587,286
                                                              -------------------     ------------------     ------------------

Comprehensive income (loss)                                $           5,074,889   $        (5,271,895)   $          2,719,444
                                                              -------------------     ------------------     ------------------
                                                              -------------------     ------------------     ------------------

See accompanying notes to consolidated financial statements.

                             3D SYSTEMS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years ended December 31, 1996, 1997 and 1998


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

         (b)      SALES AND CONCENTRATION OF CREDIT RISK

                  Revenues from the sale of the Company's systems and related products are recognized upon shipment and satisfaction of Company obligations, if any. The Company provides end users with up to one year of maintenance and warranty services, and defers a portion of its revenues for these costs at the time of sale based on the relative fair value of such services. After the initial maintenance period, the Company offers these customers optional maintenance contracts; revenue related to these contracts is deferred and recognized ratably over the period of the contract. To date, the Company has not experienced any significant warranty claims or product returns.

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

         (d)      INVESTMENTS

                  The Company's short-term investments are classified as held to maturity and recorded at amortized cost under the provisions of Statement of Financial Accounting Standards (SFAS) No. 115.

                             3D SYSTEMS CORPORATION
              Notes to Consolidated Financial Statements, Continued
                     Years ended December 31, 1996, 1997 and 1998


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

         (g)      PROPERTY AND EQUIPMENT

                  Property and equipment is carried at cost and depreciated on a straight-line basis over the estimated useful lives of the related assets, generally three to five years. Leasehold improvements are amortized on a straight-line basis over their estimated economic useful lives, or the lives of the leases, whichever is shorter. Realized gains and losses are recognized upon disposal or retirement of the related assets and are reflected in results of operations. Repair and maintenance charges are expensed as incurred.

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

         (j)      CAPITALIZED SOFTWARE COSTS

                  Certain software development and production costs are capitalized upon a product's reaching technological feasibility. As of December 31, 1997 and 1998, the Company had cumulatively capitalized software development costs of $3,418,058 and $3,837,880, respectively. Costs capitalized in 1997 and 1998 were $501,394 and $419,822, respectively.
                  Amortization of software development costs begins when the related products are available for market. Amortization expense amounted to $509,327, $495,127 and $503,804 for 1996,
                  1997 and 1998, respectively, based on the straight-line method using estimated useful lives of two years. Net capitalized costs aggregated $530,991 and $447,009 at December 31, 1997 and 1998, respectively, and are included in other assets in the accompanying consolidated balance sheets.

         (k)      FOREIGN CURRENCY TRANSLATION

                  The assets and liabilities of the Company's foreign operations are translated at the end of the period exchange rates; revenues and expenses are translated at the average exchange rates prevailing during the period. The effect of the unrealized exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are accumulated as a separate component of stockholders' equity. Gains and losses resulting from foreign currency transactions are included in operations during the period realized. The aggregate foreign exchange gains (losses) included in operations were $8,773, ($478,643) and $275,903 for 1996, 1997 and 1998, respectively. To date, the Company has not entered into hedging transactions to protect against changes in foreign currency exchange rates.

                             3D SYSTEMS CORPORATION
              Notes to Consolidated Financial Statements, Continued
                     Years ended December 31, 1996, 1997 and 1998


         (l)      RESEARCH AND DEVELOPMENT COSTS

                  Research and development costs are expensed as incurred.

         (m)      EARNINGS PER SHARE

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

         (n)      ADVERTISING COSTS

                  Advertising costs are expensed as incurred. Advertising expenses were approximately $1,955,000, $2,946,000 and $2,261,000 for the years ended 1996, 1997 and 1998, respectively.

         (o)      ESTIMATES

                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

         (p)      STOCK-BASED COMPENSATION

                  The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees."

         (q)      INCOME TAXES

                  The Company accounts for income taxes using the liability method as required by SFAS No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred income taxes are determined based on the differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

         (r)      COMPREHENSIVE INCOME

                  In 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," and accordingly has included a separate Statement of Comprehensive Income. Comprehensive income generally represents all changes in shareholders' equity during the period except those resulting from investments by, or distributions to, shareholders.

                             3D SYSTEMS CORPORATION
              Notes to Consolidated Financial Statements, Continued
                     Years ended December 31, 1996, 1997 and 1998


         (s)      SEGMENT INFORMATION

                  In 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of a Business Enterprise and Related Information." SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic areas, and major customers. The adoption of SFAS No. 131 did not affect results of operations or financial position but did affect the disclosure of segment information (Note 17).

(3)      LEASES

         The Company provides lease financing for qualified customers. The leases are accounted for as sales-type leases where the present value of minimum lease payments, net of costs, are recorded as sales. The components of lease receivables are as follows:

                                                                     1997                1998
                                                                ----------------    ---------------
          Total minimum lease payment receivable             $        4,588,034   $      7,085,988
          Estimated unguaranteed residual value                         613,434            784,926
                                                                ----------------    ---------------
          Gross investment in leases                                  5,201,468          7,870,914
          Unearned income                                             (979,144)        (1,219,926)
                                                                ----------------    ---------------
              Total investment in leases                     $        4,222,324   $      6,650,988
                                                                ----------------    ---------------
                                                                ----------------    ---------------

          Short-term interest in leases                      $          888,510   $      1,547,418
          Long-term interest in leases                       $        3,333,814   $      5,103,570

           Future minimum lease payments to be received as of December 31, 1998:

                              1999                      $         2,069,126
                              2000                                1,937,259
                              2001                                1,679,014
                              2002                                  929,859
                              2003                                  324,528
                              Later years                           146,202
                                                            ----------------
                                                        $         7,085,988
                                                            ----------------
                                                            ----------------

(4)      INVENTORIES

         Components of inventories at December 31, 1997 and 1998 are as follows:

                                                    1997                    1998
                                              ------------------     -------------------
              Raw materials                $          2,259,504   $           1,138,415
              Work in process                         1,141,702                 818,839
              Finished goods                          8,763,427               8,872,092
                                              ------------------     -------------------
                                           $         12,164,633   $          10,829,346
                                              ------------------     -------------------
                                              ------------------     -------------------

                             3D SYSTEMS CORPORATION
              Notes to Consolidated Financial Statements, Continued
                     Years ended December 31, 1996, 1997 and 1998


(5)      PROPERTY AND EQUIPMENT

         Property and equipment at December 31, 1997 and 1998 are summarized as follows:

                                                                   1997                    1998
                                                            --------------------    -------------------
               Land and building                        $             4,613,051   $          4,637,262
               Machinery and equipment                               15,704,394             18,415,758
               Office furniture and equipment                         2,713,906              2,888,896
               Leasehold improvements                                 2,100,530              2,517,495
               Rented equipment                                         906,098                451,553
               Construction in progress                               1,119,065              1,185,690
                                                            --------------------    -------------------
                                                                     27,157,044             30,096,654

               Less accumulated depreciation and
                 amortization                                       (10,262,033)           (13,769,576)
                                                            --------------------    -------------------
                                                        $            16,895,011   $         16,327,078
                                                            --------------------    -------------------
                                                            --------------------    -------------------

(6)      LICENSES AND PATENT COSTS

         Licenses and patent costs, at December 31, 1997 and 1998 are summarized as follows:

                                                                 1997                    1998
                                                          --------------------    -------------------
               Licenses, at cost                      $             3,607,862   $          3,607,862
               Patent costs                                         6,274,271              6,933,625
                                                          --------------------    -------------------
                                                                    9,882,133             10,541,487
               Less accumulated amortization                       (4,417,782)            (5,420,815)
                                                          --------------------    -------------------
                                                      $             5,464,351   $          5,120,672
                                                          --------------------    -------------------
                                                          --------------------    -------------------

                             3D SYSTEMS CORPORATION
              Notes to Consolidated Financial Statements, Continued
                     Years ended December 31, 1996, 1997 and 1998

         (a) In 1997 and 1998, the Company incurred and capitalized $330,561 and $643,405, respectively, of costs to develop and extend patents in the United States, Japan, Europe and certain other countries and expensed previously developed capitalized patent costs of $392,862 and $364,726, respectively.

         (b) Effective January 5, 1990, 3D California acquired the patents for stereolithography technology from UVP, Inc. ("UVP") in exchange for $9,075,000, $500,000 of which was paid in cash and $350,000 in offsets of costs incurred by the Company on behalf of UVP. The initial payment and offsets ($850,000) have been capitalized and are being amortized over the remaining life of patents (approximately 4 years at December 31, 1998). The agreement further provided for payment deferrals during 1990 through 1992 aggregating $950,000. The Company accrues royalty expense based upon the sales levels of SLA machines under the agreement, up to a maximum of $8,225,000. In 1996, 1997 and 1998, royalty expense aggregated $674,182, $667,904, and $710,968 respectively, and is included in cost of sales-products in the accompanying consolidated statements of operations. Royalty obligations at December 31, 1997 and 1998 are $1,612,450 and $1,745,267 respectively, and are included in the accompanying consolidated balance sheets. In the event the Company licenses the acquired technology to a third party, the Company is required to pay UVP 50% of the royalties it receives up to an aggregate maximum of $8,225,000, including the Company's payments based on sales levels of its SLA machines. UVP has retained a security interest in the purchased technology until the purchase price is fully paid.

         (c) The excess of the cost of the Company's investment in 3D California over the related underlying equity in the net assets of the subsidiary at the date of acquisition ($2,011,707) has been attributed to the licenses and patents of 3D California and is being amortized on the same basis as the underlying licenses and patents.


7)       ACQUISITIONS

         (a) On September 9, 1996, 3D California, purchased substantially all of the assets and business operations of Keltool, Inc. ("Keltool"), of St. Paul, Minnesota, a Company which produces steel tooling for plastic injection molding machines based on a patented process using sintered powdered steel. Additionally, acquired in-process technology was previously expensed. The purchase price paid by the Company included $1,740,000 payable in cash (of which $875,000 was paid on September 9, 1996 and $865,000 paid on October 10, 1996), the assumption of certain liabilities ($13,000) and the value of warrants to purchase 50,000 shares of the Company's common stock at an exercise price of $14.75 per share ($193,000). The warrants were issued at fair market value and expire on September 9, 1999.

                  The allocation of the purchase consideration for Keltool was as follows:

                          Trade receivables                                          $     72,000
                          Inventory                                                        46,000
                          Equipment                                                       505,000
                          In process research and development projects                    430,000
                          Intangible assets                                               893,000
                                                                                   ---------------
                                                                                    $   1,946,000
                                                                                   ---------------
                                                                                   ---------------

                  The results of operations relating to Keltool from September 9, 1996 through December 31, 1996 are included with those of the Company and were not significant.

                             3D SYSTEMS CORPORATION
             Notes to Consolidated Financial Statements, Continued
                  Years ended December 31, 1996, 1997 and 1998


         (b) On September 22, 1997, the Company completed the acquisition of the rapid prototyping "Stereos" product line assets and business from EOS GmbH of Germany, formerly 3D's major European competitor. Under the terms of the agreement, 3D paid $3.25 million, subject to certain adjustments based on final determination of the value of the assets acquired, issued a warrant to buy 150,000 of 3D's common shares at $8.00 per share exercisable within the three year period following the closing (valued at $727,000), and granted EOS exclusive licenses to 3D patents related to laser sintering. Additionally, the Company agreed to settle all pending patent infringement and unfair competition lawsuits brought against EOS and an EOS customer.

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

                  The total purchase price is estimated at $4,075,000 and was allocated as follows:

                       In process research and development projects           $  2,045,000
                       Inventory                                                   360,000
                       Patents                                                     395,000
                       Intangible assets                                         1,275,000
                                                                              ------------
                                                                              $  4,075,000
                                                                              ------------
                                                                              ------------

(8)      NOTE PAYABLE

         In August 1998, the Company extended its credit facility with Silicon Valley Bank ("SVB") (the "Credit Facility"). Under the terms of the agreement, which remains in effect through August 18, 1999, the Company can borrow from SVB up to $10,000,000, at the bank's prime interest rate. The Credit Facility contains certain financial covenants including the maintenance of certain financial ratios, working capital, tangible net worth as well as covenants limiting mergers, acquisitions, recapitalizations, dividends, loans to others, and hypothecation of assets or corporate guarantees. As of December 31, 1998, the Company has yet to utilize the Credit Facility.

(9)      ACCRUED LIABILITIES

         Accrued liabilities at December 31, 1997 and 1998 are as follows:

                                                              1997                    1998
                                                      ---------------------   ---------------------
              Employee related benefits            $             1,853,617  $            2,090,035
              Payroll and related taxes                          1,352,106                 931,015
              Rent                                                 361,531                 328,611
              Commissions                                          708,161                 463,608
              Restructuring                                        771,344                     ---
              Product royalties                                    721,801                 825,134
              Sales tax                                            400,830                 576,527
              EOS acquisition costs                                486,484                 443,189
              Other                                              1,348,075               2,503,565
                                                      ---------------------   ---------------------
                                                   $             8,003,949  $            8,161,684
                                                      ---------------------   ---------------------
                                                      ---------------------   ---------------------

                             3D SYSTEMS CORPORATION
             Notes to Consolidated Financial Statements, Continued
                  Years ended December 31, 1996, 1997 and 1998


(10)     OTHER LIABILITIES

         Other liabilities at December 31, 1997 and 1998 are as follows:

                                                  1997                    1998
                                          ---------------------    -------------------
              Royalty payable          $               950,000  $             950,000
              Retirement plan                          398,676                535,378
              Other                                    142,858                    ---
                                          ---------------------    -------------------
                                       $             1,491,534  $           1,485,378
                                          ---------------------    -------------------
                                          ---------------------    -------------------

(11)     LONG-TERM DEBT

         On August 20, 1996, the Company completed a $4.9 million variable rate industrial development bond financing of its Colorado facility. Interest on the bonds are payable monthly (the interest rate at December 31, 1998 was 4.20%). Principal payments are payable in semi-annual installments beginning in February 1997 through August 2016. The bonds are collateralized by an irrevocable standby letter of credit issued by Norwest Bank Minnesota, N.A. which is further collateralized by the building and related machinery and equipment as well as a standby letter of credit issued by SVB in the amount of approximately $1.4 million. The terms of the letters of credit require the Company to maintain specific levels of minimum tangible net worth, debt to equity ratio and quick ratio. Annual maturities of long-term debt are as follows:

                1999                          $               100,000
                2000                                          110,000
                2001                                          120,000
                2002                                          135,000
                2003                                          150,000
                Later years                                 4,090,000
                                                 ---------------------
                Total                                       4,705,000
                Less current portion                          100,000
                                                 ---------------------
                    Long-term debt            $             4,605,000
                                                 ---------------------
                                                 ---------------------

(12)     STOCKHOLDERS' EQUITY AND STOCKHOLDERS' RIGHTS PLAN

         (a) On May 23, 1996, the Company's stockholders approved the 1996 Stock Incentive Plan (the "1996 Plan") and the 1996 Stock Option Plan for Non-Employee Directors (the "Director Plan"). The maximum number of shares of Common Stock that may be issued pursuant to options granted under the 1996 Plan and Director Plan is 1,300,000 and 200,000, respectively. Granting of options under both plans expire on March 21, 2006. The 1996 Plan also provides for "reload options", which are options to purchase additional shares if a grantee uses already-owned shares to pay for an option exercise. The Company also has a 1989 Plan in which options for substantially all common shares have been previously issued. The 1989 Plan expires in 1999 unless terminated earlier by the Board of Directors. The option price per share under all plans is equal to the fair market value on the date of grant. The vesting and exercise periods for all plans, except the Director Plan, are determined at the discretion of the Compensation Committee of the Board of Directors. The majority of options issued under the 1996 Plan and the

                             3D SYSTEMS CORPORATION
              Notes to Consolidated Financial Statements, Continued
                   Years ended December 31, 1996, 1997 and 1998


                  1989 Plan vest 25% annually, commencing one year from the date of grant and expire between six and ten years from date of grant. Under the Director Plan, each non-employee director ("outside director") of the Company will automatically be granted annually non-statutory stock options to purchase 7,500 shares of Common Stock. Each option issued under the Director Plan vests in equal annual installments over a three year period beginning on the first anniversary and expires ten years from the date of grant. Prior to the adoption of the Director Plan, each outside director was automatically granted annually non-statutory stock options to purchase 3,333 shares of Common Stock under the 1989 Plan, as amended, beginning in 1993.

                  A summary of the status of the Company's stock options is summarized below:

                                                     1996                    1997                    1998
                                            ----------------------- ----------------------- ------------------------
                                                           Wgtd.                   Wgtd.                   Wgtd.
                                                          Average                 Average                 Average
                                                         Exercise                Exercise                 Exercise
                                              Shares       Price      Shares       Price      Shares       Price
                                            ------------ ---------- ------------ ---------- ------------ -----------
     Outstanding at beginning of year           688,990      $6.12    1,549,419     $11.91    1,672,585  $   10.30
       Granted                                  961,401      15.51      524,633       8.86      517,000       7.01
       Exercised                                (87,091)      6.52      (97,849)      4.85      (59,226)       6.17
       Lapsed or canceled                       (13,881)      7.21     (303,618)     17.48     (263,478)      13.33
                                            ------------            ------------            ------------
     Outstanding at year end                  1,549,419      11.91    1,672,585      10.30    1,866,881
                                            ------------            ------------            ------------
                                            ------------            ------------            ------------

     Options exercisable at year end            472,135                 649,657                 842,407
     Options available for future grant         717,114                 496,120                 238,267

     Weighted average fair value of
      options granted during the year:          $ 10.50                 $  4.75               $    3.77


                  The following table summarizes information about stock options outstanding at December 31, 1998:

                                                     Options Outstanding                       Options Exercisable
                                        ---------------------------------------------    -------------------------------
                                                        Wgtd. Avg.       Weighted                          Weighted
                                           Number        Remaining       Average            Number          Average
                                         Outstanding    Contractual      Exercise         Outstanding      Exercise
         Range:                          At 12/31/98       Life           Price           At 12/31/98        Price
                                        -------------- -------------- ---------------    -------------- ----------------
         $3.00 to 4.99                        219,256           1.82        $   4.86           219,256     $    4.86
         5.00 to 9.99                         989,499           7.41            7.10           242,175          6.30
         10.00 to 14.99                       497,159           7.59           10.61           279,659         10.69
         15.00 to 19.99                         8,666           5.53           17.51             8,166         17.53
         20.00 to 24.50                       152,301           5.55           23.76            93,151         23.49
                                        --------------                                   --------------
                                            1,866,881                                          842,407
                                        --------------                                   --------------
                                        --------------                                   --------------

                             3D SYSTEMS CORPORATION
              Notes to Consolidated Financial Statements, Continued
                     Years ended December 31, 1996, 1997 and 1998


                  As of December 31, 1998, options for 120,763 shares, 117,500 shares and 4 shares of Common Stock were available for grant under the 1996 Plan, 1996 Director Plan and 1989 Plan, respectively (238,267 shares in the aggregate). The 1996 Plan and 1989 Plan also provide for the issuance of Stock Appreciation Rights (SARs) and Limited Stock Appreciation Rights (LSARs). As of December 31, 1998, no SARs or LSARs have been issued.

         (b) In December 1995, the Company's Board of Directors adopted a Shareholders Rights Plan (the "Plan"). Under the provisions of the Plan, the Company distributed to its stockholders, rights entitling the holders to purchase one-hundredth of a share of Series A Preferred Stock for each share of Common Stock then held at an exercise price of $75. Upon the occurrence of certain "triggering events," each right entitles its holder to purchase, at the rights then-current exercise price, a number of shares of common stock of the Company having a market value equal to twice the exercise price. A triggering event occurs ten days following the date a person or group (other than an "Exempt Person"), without the consent of the Company's Board of Directors, acquires 15% or more of the Company's common stock or upon the announcement of a tender offer or an exchange offer, the consummation of which would result in the ownership by a person or group of 15% or more of the Company's common stock. An Exempt Person includes Ciba Specialty Chemicals Holdings, Inc. (formerly Ciba-Geigy Limited) ("CSC Holdings"), which beneficially owned approximately 15.1% of the issued and outstanding common stock of the Company at December 31, 1996. The Plan permits CSC Holdings to increase its ownership position in the Company up to 28.7% of the issued and outstanding common stock of the Company without losing its status as an Exempt Person. The rights will expire on December 3, 2005.

         (c) On May 6, 1997, the Company announced that its board of directors had authorized the Company to buy up to 1.5 million of its shares in the open market and through private transactions. During 1997 and 1998 the Company purchased 25,000 and 200,000 of its own shares for approximately $165,000 and $1,375,000, respectively. The Company will continue to acquire additional shares from time to time at prevailing market prices, at a rate consistent with the combination of corporate cash flow and market conditions.

         (d) In the second quarter 1998, the Company established the 1998 Employee Stock Purchase Plan ("ESPP") to provide eligible employees the opportunity to acquire limited amounts of the Company's common stock. The exercise price of each option will be the lesser of (I) 85% of the fair market value of the shares on the date the option is granted or (II) 85% of the fair market value of the shares on the last day of the period during which the option is outstanding. An aggregate of 600,000 shares of common stock has been reserved for issuance under the plan.

                  During 1998, 37,687 shares were purchased under the Company's ESPP at a weighted average price of $5.11. At December 31, 1998 there were 562,313 shares available for future grants. The weighted average fair value of ESPP shares issued in 1998 was $0.96.

         (e) Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for the Plans under the fair value method of the Statement. The fair value of options issued under the Plans was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: no dividend yield, volatility factor of the expected market price of the Company's common stock of .60 for 1996 and 1998 and .58 for 1997, a forfeiture rate of .05 for 1996 and 1998 and zero for 1997, a weighted-average expected life of the options of 4.0 years for 1996 and 3.9 years for 1997 and 1998 and a risk-free interest rate of 6.24%, 6.28% and 5.95% for 1996, 1997 and 1998, respectively. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma net income (loss), net income (loss) per common share and net income (loss) per common share assuming dilution would approximate the following:

                             3D SYSTEMS CORPORATION
              Notes to Consolidated Financial Statements, Continued
                     Years ended December 31, 1996, 1997 and 1998


                                                                           As Reported              Pro Forma
                                                                       --------------------    --------------------
                     Year Ended December 31, 1998:
                     Net income (loss)                                      $    2,132,158           $   (367,617)
                     Net income (loss) per share                                       .19                   (.03)
                     Net income (loss) per share assuming dilution                     .18                   (.03)

                     Year Ended December 31, 1997:
                     Net income (loss)                                      $  (4,589,134)           $ (6,943,277)
                     Net income (loss) per share                                     (.40)                   (.61)
                     Net income (loss) per share assuming dilution                   (.40)                   (.61)

                     Year Ended December 31, 1996:
                     Net income                                             $    4,599,317           $   3,473,417
                     Net income per share                                              .41                     .31
                     Net income per share assuming dilution                            .39                     .30

                  The effects of applying SFAS No. 123 in this proforma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to awards prior to 1995, and additional awards in future years are anticipated.

13)      COMPUTATION OF EARNINGS PER SHARE

         The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations for the years ended December 31, 1996, 1997 and 1998:

                                                                       1996                  1997                1998
                                                                 ----------------      ---------------      --------------
              Numerator:

               Net income (loss) - numerator for net income
                  (loss) per  common share and net income
                  (loss) per common share assuming dilution           $ 4,599,317      $   (4,589,134)       $  2,132,158

              Denominator:

               Denominator for net income (loss) per
                  common share -weighted average shares                11,322,973          11,397,529          11,347,778

               Effect of dilutive securities:
                  Stock options and warrants                              418,662                 ---             245,779
                                                                 ----------------      ---------------      --------------

               Denominator for net income (loss) per
                  common share, assuming dilution                      11,741,635          11,397,529          11,593,557
                                                                 ----------------      ---------------      --------------
                                                                 ----------------      ---------------      --------------

         Common shares related to stock options and stock warrants that are antidilutive amounted to approximately 731,666, 1,872,592 and 1,436,526 for the years ended December 31, 1996, 1997, and 1998, respectively.

(14)     RELATED PARTY TRANSACTIONS

         During 1996, 1997 and 1998, the Company purchased materials from an indirect wholly-owned subsidiary of CSC Holdings, Inc. (a 15.1% beneficial stockholder of the Company) aggregating approximately $6,457,000, $8,831,000 and $8,847,000, respectively. Sales to the subsidiary in 1996, 1997 and 1998 amounted to approximately $253,000, $131,000 and $87,000, respectively. Approximately $68,000 and $403,000 of net accounts payable are included in the accompanying consolidated balance sheet at December 31, 1997 and December 31, 1998, respectively.

                             3D SYSTEMS CORPORATION
              Notes to Consolidated Financial Statements, Continued
                     Years ended December 31, 1996, 1997 and 1998

         At December 31, 1998, the Company has remaining notes receivable totaling $360,000 from certain executive officers of the Company pursuant to the Executive Long-Term Stock Incentive Plan (which was adopted under the 1996 Stock Incentive Plan). The original loans of $420,000, of which $60,000 has been repaid, were used to purchase an aggregate of 67,333 shares of the Company's common stock at the fair market value on the date of offer. These notes bear an interest rate of 6% per annum and mature in the year 2003. The plan calls for the loans to be forgiven, in part or whole, if certain profitability targets are met. The notes receivable are shown on the balance sheet as a reduction of stockholders' equity.

(15)     INCOME TAXES

         The components of the Company's pretax income are as follows:

                                                  1996                 1997                 1998
                                           -------------------  -------------------  -------------------
                      Domestic            $         9,126,264  $       (5,692,955)  $           552,028
                      Foreign                      (2,294,243)         (1,055,771)            2,635,357

                                           -------------------  -------------------  -------------------
                         Total            $         6,832,021  $       (6,748,726)  $         3,187,385
                                           -------------------  -------------------  -------------------
                                           -------------------  -------------------  -------------------

         The components of the Company's net deferred tax assets are as follows:

                                                                              December 31, 1997        December 31, 1998
                                                                         -----------------------     ----------------------
                      Deferred tax assets:
                         Research tax credits                         $               2,274,000   $              2,968,000
                         Alternative minimum tax credits                                369,000                    340,000
                         California manufacturer credit                                 202,000                    226,000
                         Net operating loss carryforwards                             5,252,000                  4,556,000
                         Inventory reserves                                             614,000                    152,000
                         Accrued liabilities                                          1,486,000                  1,550,000
                         Allowance for doubtful accounts                                194,000                    182,000
                         Patents and licenses                                           748,000                    818,000
                         Deferred compensation                                            7,000                        ---
                         Other                                                           65,000                        ---
                                                                         -----------------------     ----------------------
                         Total deferred tax assets                                   11,211,000                 10,792,000
                         Valuation allowance                                         (2,114,000)                (1,163,000)
                                                                         -----------------------     ----------------------
                         Net deferred tax assets                                      9,097,000                  9,629,000
                                                                         -----------------------     ----------------------
                      Deferred tax liabilities:
                         Deferred lease revenue                                       1,369,000                  1,606,000
                         Software development                                           212,000                    309,000
                         Property and equipment (excess book
                             basis over tax basis)                                      214,000                    580,000

                         Other                                                           11,349                      1,041
                                                                         -----------------------     ----------------------
                         Total deferred tax liabilities                               1,806,349                  2,496,041
                                                                         -----------------------     ----------------------
                      Net deferred tax assets                         $               7,290,651   $              7,132,959
                                                                         -----------------------     ----------------------
                                                                         -----------------------     ----------------------

                             3D SYSTEMS CORPORATION
              Notes to Consolidated Financial Statements, Continued
                     Years ended December 31, 1996, 1997 and 1998


         The valuation allowance for deferred taxes relates primarily to foreign deferred tax assets and was decreased by $951,000 during 1998 primarily due to utilization of foreign net operating losses. Although realization is not assured, management believes it is more likely than not that the Company will realize the benefit of the net deferred tax assets. The amount of the net deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

         The components of income tax expense (benefit) for the years ended December 31, 1996, 1997 and 1998 are as follows:

          Current:                                            1996                 1997                  1998
                                                        -----------------    -----------------     -----------------
            U.S. federal                             $           417,733  $           292,056  $              3,688
            State                                                244,080               29,673                72,034
            Foreign                                               20,000               60,890               821,814
                                                        -----------------    -----------------     -----------------
               Total current                                     681,813              382,619               897,536
                                                        -----------------    -----------------     -----------------
          Deferred:
            U.S. federal                                       1,037,000          (2,120,593)                 4,096
            State                                                533,000            (421,194)               153,595
            Foreign                                             (19,109)                (424)                   ---
                                                        -----------------    -----------------     -----------------
               Total deferred                                  1,550,891          (2,542,211)               157,691
                                                        -----------------    -----------------     -----------------
               Total income tax expense (benefit)    $         2,232,704  $       (2,159,592)  $          1,055,227
                                                        -----------------    -----------------     -----------------
                                                        -----------------    -----------------     -----------------

         The overall effective tax rate differs from the statutory federal tax rate for the years ended December 31, 1996, 1997 and 1998 as follows:

                                                                                   % of Pretax Income (Loss)
                                                                       1996                1997               1998
                                                                 -----------------    ---------------    ---------------
          Tax provision based on the federal statutory rate                  34.0%             (34.0)%             34.0%
          Alternative minimum taxes                                           1.8                ---                ---
          State taxes, net of federal benefit                                 7.5               (3.9)               4.7
          Utilization of net operating losses                               (17.8)               ---               (5.3)
          Foreign net operating losses with no benefit                       16.9                6.1                ---
          Research tax credits                                              (11.7)               ---               (7.1)
          Foreign taxes                                                       ---                 .9                3.0
          Foreign sales corporation benefit                                  (2.1)              (1.4)               ---
          Other                                                               4.1                 .3                3.8
                                                                 -----------------    ---------------    ---------------
                                                                             32.7%             (32.0)%             33.1%
                                                                 -----------------    ---------------    ---------------
                                                                 -----------------    ---------------    ---------------

                             3D SYSTEMS CORPORATION
              Notes to Consolidated Financial Statements, Continued
                     Years ended December 31, 1996, 1997 and 1998


         As of December 31, 1998, the Company has net operating loss carryforwards for United States federal and foreign income tax purposes of approximately $10,324,070 and $2,395,631, respectively. The United States federal net operating loss carryforwards begin to expire in 2006, and the foreign net operating loss carryforwards expire through 2002, except for certain operating losses which do not expire. Ultimate utilization of these loss carryforwards is dependent on future taxable earnings of the Company.

         The Company has research and experimentation tax credit carryforwards for United States federal and state income tax purposes of $2,153,000 and $816,000 respectively, which begin to expire 2003 through December 31, 2007 and 2008, respectively.

         In addition, the Company has alternative minimum tax credit carryforwards for United States federal and state income tax purposes at December 31, 1998 of $311,000 and $29,000, respectively.

(16)     EMPLOYEE BENEFIT PLAN

         In 1989, 3D California adopted a defined contribution 401(k) plan (the "Plan") for its employees. Employees must be at least 21 years of age and must have at least six consecutive months of service with the Company to be eligible for the Plan. Participants may contribute between 1% and 15% of their compensation to the Plan. The Company may make discretionary matching contributions limited to 50% of the employee contribution up to a maximum of 3-1/2% of the employee's compensation or discretionary profit sharing contributions. Participants are fully and immediately vested in employee contributions and vest in employer contributions over a four year period. For the years ended December 31, 1996 and 1998 the Company accrued profit sharing contributions of $229,966 and $150,032, respectively. No profit sharing was accrued for the year ended December 31, 1997.

(17)     GEOGRAPHIC SEGMENT INFORMATION

         All of the Company's assets are devoted to the manufacture and sale of Company systems, together with related supplies and services. The Company attributes revenues to geographic areas based on shipment in the country of origination.

         Summarized data for the Company's operations are as follows:

                                                                           Rest of
                                                   USA         Germany      Europe        Asia     Eliminations    Total
          ------------------------------------ ------------- ------------ ----------- ------------ ------------ ------------
          For the year ended December 31, 1996:                                  (In thousands)
           Sales to unaffiliated customers           52,727       10,694      10,948        5,263          ---       79,632
           Inter-area sales                          12,577          102         ---          ---      (12,679)         ---
           Income (loss) from operations              7,166       (2,276)       (148)         ---          678        5,420
          Long-lived assets at December 31, 1996     15,317        1,821       2,479          ---          ---       19,617

          For the year ended December 31, 1997:
           Sales to unaffiliated customers           52,830       16,132      12,685        8,610          ---       90,257
           Inter-area sales                          17,671          510         377          ---      (18,558)         ---
           (Loss) from operations                    (6,481)         (64)       (810)         ---         (240)      (7,595)
          Long-lived assets at December 31, 1997     21,266        2,202         915          183          ---       24,566

          For the year ended December 31, 1998:
           Sales to unaffiliated customers           54,842       17,774      16,428        9,073          ---       98,117
           Inter-area sales                          13,693        1,075          89          ---      (14,857)         ---
           Income (loss) from operations               (429)         309       2,432          ---          392        2,704
          Long-lived assets at December 31, 1998     20,762        1,914         614          180          ---       23,470

         Inter-area sales to the Company's foreign subsidiaries are recorded at amounts consistent with prices charged to distributors, which are above cost.

                             3D SYSTEMS CORPORATION
              Notes to Consolidated Financial Statements, Continued
                     Years ended December 31, 1996, 1997 and 1998

(18)     COMMITMENTS AND CONTINGENCIES

         (a) The Company leases its facilities under noncancelable operating leases expiring through December 2002. The leases are generally on a net-rent basis, whereby the Company pays taxes, maintenance and insurance. Leases that expire are expected to be renewed or replaced by leases on other properties. Rental expense for the years ended December 31, 1996, 1997 and 1998 aggregated approximately $1,642,000, $2,575,000 and $2,354,000, respectively.

                  Minimum annual rental commitments under the leases at December 31, 1998 are as follows:

                           Year ending December 31:
                                 1999                                $           2,302,865
                                 2000                                            2,173,278
                                 2001                                            1,584,427
                                 2002                                            1,005,784
                                 2003                                              173,667
                                 Later years                                       469,060
                                                                        -------------------
                                                                     $           7,709,081
                                                                        -------------------
                                                                        -------------------

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

                             3D SYSTEMS CORPORATION
              Notes to Consolidated Financial Statements, Continued
                     Years ended December 31, 1996, 1997 and 1998


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

                  In August 1997, these lawsuits were settled as part of an agreement under which 3D also acquired the stereolithography-related assets of EOS, with each of the parties bearing their own expenses. The lawsuit against EOS was officially withdrawn on October 6, 1997. The lawsuit against Kostal was officially withdrawn on October 1, 1997. Neither lawsuit may be reinstituted. Accordingly, the court order which required 3D to post a performance bond in the amount of 1.1 million Deutchmarks to cover certain potential legal fees in the event of an unfavorable outcome to 3D was also withdrawn and the restriction on cash eliminated.

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

                  The defendants filed a motion to dismiss the complaint or transfer the case to their home district in Virginia. The District Courts' decision granting this motion has been reversed as to defendant Aaroflex, and the case has been remanded to the District Court for proceeding including discovery and ultimately trial.

                             3D SYSTEMS CORPORATION
              Notes to Consolidated Financial Statements, Continued
                     Years ended December 31, 1996, 1997 and 1998


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

                  The Company is engaged in certain additional legal actions arising in the ordinary course of business. On the advice of legal counsel, the Company believes it has adequate legal defenses and that the ultimate outcome of these actions will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

                             3D SYSTEMS CORPORATION
              Notes to Consolidated Financial Statements, Continued
                     Years ended December 31, 1996, 1997 and 1998


(19)     SUBSEQUENT EVENTS

         (a) In the first quarter 1999, the Company sold the assets and assigned the lease for it's 3D Keltool St. Paul, MN operations to Rapid Tooling Technologies, a subsidiary of Rapid Design Technologies ("RDT"). As part of this agreement, RDT was issued a multi year license fee for the use of the 3D Keltool process.

         (b) The Company announced availability of a significant number of new products in the first quarter including:

                  - SLA 7000 - 400% faster, on average, than the next fastest SLA Industrial System. The SLA 7000 has a dual spot laser that reduces downtime and errors while producing parts at .001 inch layers thickness in far less post processing time.

                  - ThermoJet Solid Object Printer - is the successor to the Actua 2100, offering a significant improvement in speed, up to 300% faster. In addition, the ThermoJet uses a new material, with improved part capabilities and color capability.

                  - 3D Lightyear - part preparation software that exploits the power of the Windows NT operating system, delivering functionality that extends beyond the capabilities of Unix-based Maestro.

(20)     SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

         (in thousands, except per share data)

                                                                               Quarter Ended
                                           ---------------------------------------------------------------------------------------
                                           Mar. 28,   June 27,   Sept. 26,  Dec. 31,   Mar. 27,   June 26,   Sept.      Dec. 31,
                                             1997       1997      1997(a)    1997(b)     1998       1998     25, 1998     1998
                                           ---------- ---------- ---------- ---------- ---------- ---------- ---------- ----------
         Total sales                         $21,459    $21,803    $22,294    $24,701    $22,836    $24,673    $23,342    $27,266
         Gross profit                          8,669      8,455      8,425      7,500      9,389     10,751     10,082     12,355
         Total operating expenses              8,321      9,182     11,979     11,162      8,950     10,048      9,506     11,369
         Income (loss) from operations           348       (726)    (3,554)    (3,663)        439       703        576        987
         Income tax  expense (benefit)           253       (181)    (1,212)    (1,020)        191       283        224        357
         Net income (loss)                       388       (279)    (2,135)    (2,563)        354       526        477        775
         Net income(loss) per common share       .03       (.02)      (.19)      (.22)        .03       .05        .04        .07
         Net income (loss) per common
           share assuming dilution               .03       (.02)      (.19)      (.22)        .03       .04        .04        .07

         (a) Includes write off of approximately $2.1 million of in-process technology related to the EOS acquisition. See Note 7.
         (b) Includes write off of approximately $2.1 million primarily related to inventory adjustments and European restructuring.

         Per share amounts for each of the quarterly periods presented do not necessarily add up to the total presented for the year since each amount is independently calculated.

         The Company presents its quarterly results on a 13 week basis ending the last Friday of each quarter, and reports its annual financial information through the calendar year ended December 31.

                        REPORT OF INDEPENDENT ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE






To the Stockholders and Board of Directors
3D Systems Corporation

Our report on the consolidated financial statements of 3D Systems Corporation and Subsidiaries is included on page F-2 of this Form 10-K. In connection with our audits of such financial statements, we have audited the related financial statement schedule as of December 31, 1996, 1997 and 1998 and for each of the three years in the period ended December 31, 1998, as listed on the index on page F-1 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.




PricewaterhouseCoopers LLP

Woodland Hills, California
February 16, 1999

                                   SCHEDULE II

                             3D SYSTEMS CORPORATION
                        Valuation and Qualifying Accounts
                  Years ended December 31, 1996, 1997 and 1998


                                                                 BALANCE AT         ADDITIONS                           BALANCE AT
                                                                BEGINNING OF       CHARGED TO                             END OF
   YEAR ENDED                         ITEM                          YEAR            EXPENSES          DEDUCTIONS           YEAR
------------------    -------------------------------------    ---------------    --------------    ---------------    -------------
1996                  Inventory obsolescence reserve        $       1,196,483  $         47,596  $       (992,746)  $       251,333
                                                               ---------------    --------------    ---------------    -------------
                                                               ---------------    --------------    ---------------    -------------
1997                  Inventory obsolescence reserve        $         251,333  $        981,335  $       (683,847)  $       548,821
                                                               ---------------    --------------    ---------------    -------------
                                                               ---------------    --------------    ---------------    -------------
1998                  Inventory obsolescence reserve        $         548,821  $      2,197,064  $     (2,126,340)  $       619,545
                                                               ---------------    --------------    ---------------    -------------
                                                               ---------------    --------------    ---------------    -------------

1996                  Allowance for doubtful accounts       $         368,399  $        119,412  $        (81,633)  $       406,178
                                                               ---------------    --------------    ---------------    -------------
                                                               ---------------    --------------    ---------------    -------------
1997                  Allowance for doubtful accounts       $         406,178  $        351,179  $      (315, 958)  $       441,399
                                                               ---------------    --------------    ---------------    -------------
                                                               ---------------    --------------    ---------------    -------------
1998                  Allowance for doubtful accounts       $         441,399  $      1,449,526  $       (946,781)  $       944,144
                                                               ---------------    --------------    ---------------    -------------
                                                               ---------------    --------------    ---------------    -------------

1996                  Deferred tax valuation allowance      $         837,000  $        926,000  $             ---  $     1,763,000
                                                               ---------------    --------------    ---------------    -------------
                                                               ---------------    --------------    ---------------    -------------
1997                  Deferred tax valuation allowance      $       1,763,000  $        351,000  $             ---  $     2,114,000
                                                               ---------------    --------------    ---------------    -------------
                                                               ---------------    --------------    ---------------    -------------
1998                  Deferred tax valuation allowance      $       2,114,000  $            ---  $         951,134  $     1,162,866
                                                               ---------------    --------------    ---------------    -------------
                                                               ---------------    --------------    ---------------    -------------

                                      SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.






                                3D SYSTEMS CORPORATION

                         By: /s/ Frank J. Spina
                            ----------------------------------------------
                         Frank J. Spina
                         Vice President, Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)


                         Date:      March 31, 1999
                              --------------------------------------------




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


Signature                     Date           Title
---------                     ----           ------

/s/ Arthur B. Sims            3/31/99        Chief Executive Officer and
------------------------      -------        Chairman of the Board of Directors
                                             (Principal Executive Officer)


/s/ Richard D. Balanson       3/31/99        President, Chief Operating Officer
------------------------      -------        and Director


/s/ Frank J. Spina            3/31/99        Chief Financial Officer and Vice
------------------------      -------        President, Finance (Principal
                                             Financial Officer and Principal
                                             Accounting Officer)

Signature                     Date           Title
---------                     ----           ------

/s/ Charles W. Hull           3/31/99        Director
------------------------      -------

/s/ Donald S. Bates           3/31/99        Director
------------------------      -------

/s/ Miriam V. Gold            3/31/99        Director
------------------------      -------

/s/ Jim D. Kever              3/31/99        Director
------------------------      -------

/s/ Ian White-Thompson        3/31/99        Director
------------------------      -------