Form 10-Q
period 1999-04-02
3 D SYSTEMS CORP
filed 1999-05-17
CIK 910638

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED APRIL 2, 1999

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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



                                 (661) 295-5600
              (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.


                            Yes   X    No
                                ----      ----

Shares of Common Stock, par value $0.001, outstanding as of May 7, 1999:
11,405,575

                             3D SYSTEMS CORPORATION


                                TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION                                     PAGE NUMBER

    ITEM 1.  Financial Statements

      Consolidated Balance Sheets as of
      December 31, 1998 and April 2, 1999 ........................     3

      Consolidated Statements of Operations
      for the Three Month Periods Ended
      March 27, 1998 and April 2, 1999 ...........................     4

      Consolidated Statements of Cash Flows
      for the Three Month Periods Ended
      March 27, 1998 and April 2, 1999 ...........................     5

      Consolidated Statements of Comprehensive Income
      for the Three Month Periods Ended
      March 27, 1998 and April 2, 1999 ...........................     6

      Notes to Consolidated Financial Statements .................     7

    ITEM 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations ...............    11

PART II. OTHER INFORMATION


    ITEM 6.  Exhibits and Reports on Form 8-K ....................    17

                             3D SYSTEMS CORPORATION
                           Consolidated Balance Sheets
                    As of December 31, 1998 and April 2, 1999
                                   (Unaudited)

                                 ASSETS                                           December 31, 1998       April 2, 1999
                                                                                  -----------------       -------------
Current assets:
  Cash and cash equivalents                                                         $ 15,911,793           $  9,575,855
  Short-term investments                                                               3,484,641              3,982,239
  Accounts receivable, less allowances for
   doubtful accounts of $944,144 (1998) and $1,170,748 (1999)                         24,486,730             24,473,665
  Current portion of lease receivables                                                 2,069,126              1,965,999
  Inventories                                                                         10,829,346             11,558,428
  Deferred tax assets                                                                  2,063,163              2,063,163
  Prepaid expenses and other current assets                                            1,916,149              2,638,349
                                                                                    ------------           ------------
       Total current assets                                                           60,760,948             56,257,698

Property and equipment, net                                                           16,327,078             15,768,526
Licenses and patent costs, net                                                         5,120,672              5,006,241
Deferred tax assets                                                                    5,069,796              5,069,796
Lease receivables, less current portion                                                5,801,788              5,380,066
Other assets                                                                           2,022,316              3,430,557
                                                                                    ------------           ------------
                                                                                    $ 95,102,598           $ 90,912,884
                                                                                    ------------           ------------
                                                                                    ------------           ------------
                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                  $  4,849,905           $  5,047,960
  Accrued liabilities                                                                  8,161,684              6,782,623
  Current portion of long-term debt                                                      100,000                105,000
  Customer deposits                                                                      330,162                684,626
  Deferred revenues                                                                    9,013,559              8,630,457
                                                                                    ------------           ------------
       Total current liabilities                                                      22,455,310             21,250,666

Other liabilities                                                                      1,485,378              1,980,525
Long-term debt, less current portion                                                   4,605,000              4,550,000
                                                                                    ------------           ------------
                                                                                      28,545,688             27,781,191
                                                                                    ------------           ------------
Stockholders' equity:
  Preferred stock, $.001 par value.  Authorized 5,000,000
    shares; none issued
  Common stock, $.001 par value.  Authorized 25,000,000
    shares; issued 11,614,317 and outstanding 11,389,317 (1998)
      and issued 11,630,575 and outstanding 11,405,575 (1999)                             11,614                 11,630
  Capital in excess of par value                                                      74,834,225             74,917,160
  Notes receivable from officers                                                        (360,000)              (360,000)
  Accumulated deficit                                                                 (6,765,447)            (9,045,328)
  Accumulated other comprehensive income (loss)                                          376,459               (851,828)
  Treasury stock, at cost, 225,000 shares (1998) and 225,000 shares (1999)            (1,539,941)            (1,539,941)
                                                                                    ------------           ------------
        Total stockholders' equity                                                    66,556,910             63,131,693
                                                                                    ------------           ------------
                                                                                    $ 95,102,598           $ 90,912,884
                                                                                    ------------           ------------
                                                                                    ------------           ------------


See accompanying notes to consolidated financial statements.

                          3D SYSTEMS CORPORATION
                  Consolidated Statements of Operations
        Three Month Periods Ended March 27, 1998 and April 2, 1999
                               (Unaudited)



                                                          For the Three Month Periods Ended
                                                        ------------------------------------
                                                        March 27, 1998         April 2, 1999
                                                        --------------         -------------
Sales:
  Products                                               $ 14,527,349           $ 15,278,036
  Services                                                  8,309,008              7,405,656
                                                         ------------           ------------
     Total sales                                           22,836,357             22,683,692
                                                         ------------           ------------
Cost of sales:
  Products                                                  7,891,600              8,534,980
  Services                                                  5,555,809              4,955,030
                                                         ------------           ------------
     Total cost of sales                                   13,447,409             13,490,010
                                                         ------------           ------------
Gross profit                                                9,388,948              9,193,682

Operating expenses:
  Selling, general and administrative                       6,638,532             10,230,069
  Research and development                                  2,311,634              2,442,924
                                                         ------------           ------------
     Total operating expenses                               8,950,166             12,672,993
                                                         ------------           ------------

Income (loss) from operations                                 438,782             (3,479,311)

Interest income                                               178,885                177,358
Interest and other expense                                    (72,455)               (50,808)
                                                         ------------           ------------
Income (loss) before provision for income taxes               545,212             (3,352,761)

Provision for income taxes (benefit)                          190,824             (1,072,880)
                                                         ------------           ------------
Net income (loss)                                        $    354,388           $ (2,279,881)
                                                         ------------           ------------
                                                         ------------           ------------
Weighted average shares outstanding                        11,287,023             11,389,847
                                                         ------------           ------------
                                                         ------------           ------------
Net income (loss) per common share                       $       0.03           $      (0.20)
                                                         ------------           ------------
                                                         ------------           ------------
Weighted average shares outstanding
   and dilutive shares                                     11,536,702             11,389,847
                                                         ------------           ------------
                                                         ------------           ------------
Net income (loss) per common share
   assuming dilution                                     $       0.03           $      (0.20)
                                                         ------------           ------------
                                                         ------------           ------------

See accompanying notes to consolidated financial statements.

                        3D SYSTEMS CORPORATION
                 Consolidated Statements of Cash Flows
        Three Month Periods Ended March 27, 1998 and April 2, 1999
                              (Unaudited)

                                                                              1998                  1999
                                                                          ------------           ------------
OPERATING ACTIVITIES:
  Net income (loss)                                                       $    354,388           $ (2,279,881)
  Adjustments to reconcile net income to net cash provided by
   (used for) operating activities:
      Deferred income taxes                                                    829,965                   --
      Depreciation and amortization                                          1,345,662              1,338,309
      Increase (decrease) in cash resulting from changes in:
         Accounts receivable                                                   (46,831)            (1,439,494)
         Lease receivables                                                    (351,458)               524,849
         Inventories                                                         1,410,702             (1,256,904)
         Prepaid expenses and other current assets                            (381,817)              (722,200)
         Other assets                                                         (170,953)            (1,356,551)
         Accounts payable                                                   (1,142,901)               339,750
         Accrued liabilities                                                (1,428,735)            (1,379,062)
         Customer deposits                                                      53,134                354,464
         Deferred revenues                                                   1,073,758               (383,102)
         Other liabilities                                                      13,896                495,147
                                                                          ------------           ------------
            Net cash provided by (used) operating activities                 1,558,810             (5,764,675)

INVESTING ACTIVITIES:
  Purchase of property and equipment                                        (1,315,112)            (1,426,263)
  Disposition of property and equipment                                        863,784                848,982
  License and patent costs                                                    (330,634)               (88,046)
  Proceeds from short-term investments                                      (2,999,003)              (497,598)
  Purchase of short-term investments                                         3,498,265                   --
                                                                          ------------           ------------
            Net cash (used for) investing activities                          (282,700)            (1,162,925)

FINANCING ACTIVITIES:
  Exercise of stock options and warrants                                       191,329                 82,951
  Repayments of note payable                                                   (50,000)               (50,000)
  Purchase of treasury stock                                                (1,375,003)                  --
                                                                          ------------           ------------
            Net cash provided by (used for) financing activities            (1,233,674)                32,951
  Effect of exchange rate changes on cash                                     (151,284)               558,711
                                                                          ------------           ------------
Net decrease in cash and cash equivalents                                     (108,848)            (6,335,938)
Cash and cash equivalents at the beginning of the period                    12,694,831             15,911,793
                                                                          ------------           ------------
Cash and cash equivalents at the end of the period                        $ 12,585,983           $  9,575,855
                                                                          ------------           ------------
                                                                          ------------           ------------


See accompanying notes to consolidated financial statements.

                             3D SYSTEMS CORPORATION
                 Consolidated Statements of Comprehensive Income
              Three Month Periods Ended March 27, 1998 and April 2, 1999
                                   (Unaudited)



                                              1998                   1999
                                           -----------           -----------
Net income (loss)                          $   354,388           $(2,279,881)
Foreign currency translation                  (189,582)           (1,228,287)
                                           -----------           -----------
      Comprehensive income (loss)          $   164,806           $(3,508,168)
                                           -----------           -----------
                                           -----------           -----------






See accompanying notes to consolidated financial statements.

                             3D SYSTEMS CORPORATION
                   Notes to Consolidated Financial Statements
                       December 31, 1998 and April 2, 1999
                                   (Unaudited)

(1)   Basis of Presentation

      The accompanying unaudited consolidated financial statements of 3D Systems Corporation and subsidiaries (the "Company") are prepared in accordance with instructions to Form 10-Q and, in the opinion of management, include all material adjustments (consisting only of normal recurring accruals) which are necessary for the fair presentation of results for the interim periods. The Company reports its interim financial information on a 13 week basis ending the last Friday of each quarter, and reports its annual financial information through the calendar year ended December 31. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The results of the three month period ended April 2, 1999 are not necessarily indicative of the results to be expected for the full year.

(2)   Inventories

                                                          December 31, 1998             April 2, 1999
                                                          -----------------             -------------
             Raw materials                                  $  1,138,415                 $  2,128,160
             Work in progress                                    818,839                      567,610
             Finished goods                                    8,872,092                    8,862,658
                                                            ------------                 ------------
                                                            $ 10,829,346                 $ 11,558,428
                                                            ------------                 ------------
                                                            ------------                 ------------
(3)   Property and Equipment
                                                          December 31, 1998             April 2, 1999
                                                          -----------------             -------------
             Land and building                              $  4,637,262                 $  4,637,262
             Machinery and equipment                          18,415,758                   19,844,012
             Office furniture and equipment                    2,888,896                    2,686,909
             Leasehold improvements                            2,517,495                    1,885,894
             Rental equipment                                    451,553                      545,782
             Construction in progress                          1,185,690                      471,189
                                                            ------------                 ------------
                                                              30,096,654                   30,071,048
             Less accumulated depreciation and
               amortization                                  (13,769,576)                 (14,302,522)
                                                            ------------                 ------------
                                                            $ 16,327,078                 $ 15,768,526
                                                            ------------                 ------------
                                                            ------------                 ------------


(4)   Treasury Stock

      On May 6, 1997, the Company announced that its Board of Directors had authorized the Company to buy up to 1.5 million of its shares in the open market and through private transactions. During the first quarter of 1998, the Company purchased 200,000 of its own shares for approximately $1,375,000. The Company may continue to acquire additional shares from time to time at the prevailing market price, at a rate consistent with the combination of corporate cash and market conditions.

                             3D SYSTEMS CORPORATION
                   Notes to Consolidated Financial Statements
                       December 31, 1998 and April 2, 1999
                                   (Unaudited)



(5)    Other income and other expense

       Other income and expense primarily consists of interest income, interest expense and other expenses related to investment and leasing activities.

(6)    Employee Stock Purchase Plan

       In May 1998, the Company established the 1998 Employee Stock Purchase Plan to provide eligible employees the opportunity to acquire limited amounts of the Company's common stock. Under the plan, participants will receive options to purchase shares which are exercisable no later than one year from the date of grant. The exercise price of each option will be the lesser of (I) 85 % of the fair market value of the shares on the date the option is granted or (II) 85% of the fair market value of shares on the last day of the period during which the option is outstanding. An aggregate of 600,000 shares of common stock have been reserved for issuance under the plan. As of April 2, 1999, 54,000 shares have been purchased through this plan.

                             3D SYSTEMS CORPORATION
             Notes to Consolidated Financial Statements (Continued)
                       December 31, 1998 and April 2, 1999
                                   (Unaudited)



(7)   Computation of Earnings Per Share

      In accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share", net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Net income (loss) per common share assuming dilution is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued. Potential common shares related to stock options and stock warrants are excluded from the computation when their effect is antidilutive.

      The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations for the three month periods ended March 27, 1998 and April 2, 1999:

                                                                                1998             1999
                                                                            ------------      ------------
NET INCOME (LOSS):  numerator for net income (loss) per common share and
net income (loss) per common share assuming dilution                        $    354,388      $ (2,279,881)

WEIGHTED AVERAGE SHARES:  denominator for net income (loss) per common
share-weighted average shares                                                 11,287,023        11,389,847

EFFECT OF DILUTIVE SECURITIES FROM STOCK OPTIONS:  assumed conversions           249,679              --

ADJUSTED WEIGHTED AVERAGE SHARES AND ASSUMED CONVERSIONS:
Denominator for net income (loss) per common share, assuming dilution         11,536,702        11,389,847


      Common shares related to stock options and stock warrants that are antidilutive amounted to approximately 874,885 shares and 1,974,765 shares for the three months ended March 27, 1998 and April 2, 1999, respectively.

                             3D SYSTEMS CORPORATION
                   Notes to Consolidated Financial Statements
                       December 31, 1998 and April 2, 1999
                                   (Unaudited)


(8)   Geographic Segment Information

      All of the Company's assets are devoted to the manufacture and sale of Company systems, together with related supplies and services. The Company attributes revenues to geographic areas based on shipment in the country of origination.

      Summarized data for the Company's operations are as follows:

                                                                           Rest of
                                               USA          Germany          Europe           Asia      Eliminations       Total
                                             -------------------------------------------------------------------------------------
                                                                                (In thousands)
For the period ended March 27, 1998:
  Sales to unaffiliated customers            12,249           4,079           5,458            898           --            22,684
  Inter-area sales                           (4,624)           (858)           --             --            5,482            --
  Income (loss) from operations              (4,557)            489             897           --             (308)         (3,479)
For the period ended April 2, 1999:
  Sales to unaffiliated customers            11,947           4,363           4,057          2,469           --            22,836
  Inter-area sales                           (3,259)           --              --             --            3,259            --
  Income (loss) from operations                (408)            468             856           --             (478)            438

      Inter-area sales to the Company's foreign subsidiaries are recorded at amounts consistent with prices charged to distributors, which are above cost.

                             3D SYSTEMS CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto, Management's Discussion and Analysis of Results of Operations and Financial Condition, and Cautionary Statements and Risk Factors for the year ended December 31, 1998 contained in the Company's 1998 Form 10-K.

Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's future results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not specifically limited to: the ability to develop and introduce cost effective new products in a timely manner, developments in current or future litigation; the Company's ability to successfully manufacture and sell significant quantities of equipment on a timely basis; as well as the other risks detailed in this report and in the Company's 1998 Form 10-K under the section entitled "Cautionary Statements and Risk Factors."

OVERVIEW

The Company develops, manufactures and markets worldwide solid imaging systems designed to rapidly produce physical objects from the digital output of solid or surface data from computer aided design and manufacturing ("CAD/CAM") and related computer systems. The Company's solid imaging systems include SLA Industrial Systems ("SLA") and Solid Object Printers. The SLA Industrial Systems use the Company's proprietary stereolithography technology, a solid imaging process whereby a laser beam exposes and solidifies successive layers of photosensitive resin until the desired object is formed to precise specifications in hard plastic. The Solid Object Printers, sold as the Actua 2100 and ThermoJet, utilize hot melt ink jetting technology to print models in successive layers with a special thermopolymer material. These objects can be used for concept models, engineering prototypes, patterns and masters for molds and other applications.

The Company has sold over 1,200 solid imaging systems since 1988, and its customers include major corporations in a broad range of industries including manufacturers of automotive, aerospace, computer, electronic, consumer, and medical products. The Company's revenues are generated by product and service sales. Product sales are comprised of sales of systems and related equipment, materials, software, and other component parts, as well as rentals of systems. Service sales include revenues from a variety of on-site maintenance services, customer training, services provided by the Company's Technology Centers and 3D Keltool licensing and support services.

During the first quarter of 1999, the Company made a series of significant product introductions. In February 1999, the Company launched the SLA 7000, a large frame high-end solid imaging system. The SLA 7000 provides significantly faster speeds than the next fastest SLA and improved performance and part quality, capable of producing parts resolution at .001 inch layer thickness. In March 1999, the Company announced the ThermoJet Solid Object Printer, the successor to the Actua 2100, offering a significant improvement in speed, up to 300% faster. The ThermoJet was launched at a list price 23% below its predecessor. In addition, during the first quarter 1999, the Company announced availability of a series of new solid imaging materials and 3D Lightyear part preparation software, which exploits the power of the Windows NT operating system.

RESULTS OF OPERATIONS

The following table sets forth the percentage relationship of certain items from the Company's Statement of Operations and Total Revenues:

                                                           Percentage of Total Revenues
                                                            Three Month Periods Ended
                                                          ------------------------------
     Sales:                                               March 27, 1998   April 2, 1999
                                                          --------------   -------------
  Products                                                    63.6%           67.4%
  Services                                                    36.4%           32.6%
                                                             -----           -----
                                                             -----           -----
     Total sales                                             100.0%          100.0%
                                                             -----           -----
                                                             -----           -----
Cost of Sales:
  Products                                                    34.6%           37.6%
  Services                                                    24.3%           21.8%
                                                             -----           -----
                                                             -----           -----
    Total cost of sales                                       58.9%           59.4%
                                                             -----           -----
                                                             -----           -----
Total gross profit                                            41.1%           40.5%
Gross profit - products                                       45.7%           44.1%
Gross profit - services                                       33.1%           33.1%
Selling, general and administrative expenses                  29.1%           45.1%
Research and development expenses                             10.1%           10.8%
Income (loss) from operations                                  1.9%          (15.3)%
Interest income and interest and other expense, net            0.5%            0.6%
Provision for (benefit from) income taxes                      0.8%           (4.7)%
Net income (loss)                                              1.6%          (10.1)%

                             3D SYSTEMS CORPORATION
           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (Continued)


The following table sets forth for the periods indicated total revenues attributable to each of the Company's major products and services groups, and those revenues as a percentage of total sales:

                                            Three Month Periods Ended
                                         March 27, 1998     April 2, 1999
                                      ------------------  -----------------
Products:                             (in thousands except for percentages)
  Systems, and related equipment          $   9,796           $  11,056
  Materials                                   3,293               3,920
  Other                                       1,438                 302
                                          ---------           ---------
      Total products                         14,527              15,278
                                          ---------           ---------
Services:
  Maintenance                                 6,911               6,488
  Other                                       1,398                 918
                                          ---------           ---------
      Total services                          8,309               7,406
                                          ---------           ---------
Total sales                               $  22,836           $  22,684
                                          ---------           ---------
                                          ---------           ---------
Products:
  Systems, and related equipment               42.9%               48.8%
  Materials                                    14.4%               17.3%
  Other                                         6.3%                1.3%
                                          ---------           ---------
                                          ---------           ---------
      Total products                           63.6%               67.4%
                                          ---------           ---------
                                          ---------           ---------
Services:
  Maintenance                                  30.3%               28.6%
  Other                                         6.1%                4.0%
                                          ---------           ---------
      Total services                           36.4%               32.6%
                                          ---------           ---------
Total sales                                   100.0%              100.0%
                                          ---------           ---------
                                          ---------           ---------

                             3D SYSTEMS CORPORATION
           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (Continued)


THREE MONTH PERIOD ENDED APRIL 2, 1999 COMPARED TO THE THREE MONTH PERIOD ENDED MARCH 27, 1998.

SALES. Sales during the three month period ended April 2, 1999 (the "first quarter of 1999") were $22.7 million, a slight decrease from the $22.8 million recorded during the three month period ended March 27, 1998 (the "first quarter of 1998"), as product sales increased $.8 million, offset by a decline in service sales.

Product sales of $15.3 million for the first quarter of 1999 increased approximately 5% as compared to the first quarter of 1998 ($14.5 million). The increase in the dollar value of product sales was due primarily to the growth in material revenues (approximately 19%) resulting from the increased size of the installed systems base and the sales of systems and related equipment (approximately 13%), partially offset by a decline in other products. The first quarter of 1998 included in other products sales of materials and related special equipment to the initial two customers of the 3D Keltool technology licensing program.

The increase in total systems sold is attributable to growth in sales of small size solid imaging systems, while sales of large frame SLA industrial systems decreased in the first quarter of 1999 as compared to the same period a year ago. The Company believes this decrease was due, in part, to a delay in orders as customers evaluate the new SLA 7000 launched in the middle of the first quarter of 1999. System sales fluctuate from quarter to quarter and the Company does not believe that the increased total system sales or the decline in large frame SLA Industrial Systems is necessarily indicative of sales in any future quarter. These are forward looking statements and are subject to uncertainties. For example, the exact timing of customer requirements and the extended procurement cycle of large dollar capital procurements in certain companies may significantly impact product sales in future quarters.

Orders for the Company's systems in the first quarter of 1999 declined approximately 35% from the first quarter of 1998. Orders were down in the U.S. and Europe and down significantly in Asia/Pacific. This dollar value decline in orders was due primarily to a significant reduction in orders for large frame SLA Industrial Systems, as noted above. Accordingly, backlog declined in the first quarter of 1999 from the 1998 year end level, but was down only slightly compared to the backlog at the end of the first quarter of 1998. The Company expects the order rate in Asia/Pacific to remain weak, while orders in Europe are expected to increase. These are forward looking statements, and, as with other such statements, are subject to uncertainties. For example, a change in European economic and political conditions could cause delays in customer orders which could lead to a lower order level.

In addition, the Company believes that system orders and resultant sales may fluctuate on a quarterly basis as a result of a number of factors, including world economic conditions, fluctuations in foreign currency exchange rates, acceptance of new products and the timing of product shipments. Due to the price of certain systems, along with overall low shipment volumes, the acceleration or delay of a small number of shipments from one quarter to another can significantly affect the results of operations for the quarters involved. Other factors which may impact quarterly sales during 1999 are the sales mix of the Company's products as well as the mix of channels and markets in which the Company distributes its products.

Service sales during the first quarter of 1999 ($7.4 million) decreased approximately 11% compared to the first quarter of 1998 ($8.3 million), primarily as a result of a delay in service contract renewals as the Company launched a new tiered pricing program for annual maintenance contracts. In addition, Technology Center revenues remained at the low levels experienced in the second half of 1998, and, in the first quarter of 1999, the Company sold the St. Paul, Minnesota 3D Keltool inserts operations to Rapid Tooling Technologies, a subsidiary of Rapid Design Technologies, causing a decline in insert revenues in the period.

The Company expects service contract revenues to increase from first quarter of 1999 levels, returning to the modest growth rates experienced in 1998. This is a forward looking statement and, as with other such statements, is subject to uncertainties. For example, the exact timing of field maintenance work and contract renewal, or the fluctuations in use of the Company's Technology and Training centers can significantly impact the results on a quarter to quarter basis.

                             3D SYSTEMS CORPORATION
           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (Continued)


COST OF SALES. Cost of sales increased slightly to $13.5 million (59% of sales) in the first quarter of 1999 from $13.4 million (59% of sales) in the first quarter of 1998 as the product cost of sales increase of $.6 million was offset by a decline in service cost of sales.

Product cost of sales as a percentage of product sales increased to approximately 56% in the first quarter of 1999 from approximately 54% in the first quarter of 1998. This increase in the percentage of product costs to product sales was due primarily to sales revenue changes as a result of shipments in the lower end of the product line which generated lower aggregate selling prices coupled with a decline in overall selling prices. The Company does not believe this shift in product mix is indicative of the mix of products to be sold in future periods. The Company's costs of product sales and corresponding gross profit margins are affected by several factors, including but not limited to sales mix, distribution channels, and fluctuations in foreign currency exchange rates and, therefore, may vary in future periods from those experienced during the first quarter of 1999.

Service cost of sales as a percentage of service sales remained at approximately 67% for both the first quarter of 1999 and the first quarter of 1998, as service costs were reduced in line with the reduction in service revenues. The Company expects service cost of sales to increase due to the increasing installed base of the Company's systems.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses increased approximately $3.6 million or 54% in the first quarter of 1999 compared to the first quarter of 1998. The increase was primarily the result of costs associated with the launch of new products along with the overall growth of the sales and marketing department that occurred during 1998. In addition, the Company incurred costs in SG&A associated with the sale of its St. Paul, Minnesota 3D Keltool insert operations. The Company expects SG&A expenses to return to spending levels in line with the second half of 1998. However, this is a forward looking statement and is subject to uncertainties. For example, a significant increase in unit shipments could cause a further increase in commissions or the acceleration of litigation costs associated with the protection of the Company's patents could result in a substantial increase in SG&A expenses.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development ("R&D") expenses during the first quarter of 1999 increased approximately $.1 million or 6% compared to the first quarter of 1998, and expenditures for both periods were approximately 10 percent of revenues. Based on the Company's historical expenditures related to research and development and its current development goals, the Company anticipates for the foreseeable future, research and development expenses will be equal to approximately 10% of sales. However, this is a forward looking statement and, as with any such statement, is subject to uncertainties. For example, if total sales of the Company for any particular period do not meet the anticipated sales of the Company for that period, research and development expenses as a percentage of sales may exceed 10%.

OPERATING INCOME. Operating loss for the first quarter of 1999 was 10% of total sales compared to operating income of 2% of total sales in the first quarter of 1998. This is primarily attributable to increased sales and marketing expenses related to the new product launches, lower sales of large frame, high-end SLA Industrial Systems, an increased mix of lower-end solid imaging systems and lower average selling prices.

INTEREST INCOME AND INTEREST AND OTHER EXPENSE. Net other income increased approximately 19% in the first quarter of 1999 ($127,000) compared to the first quarter 1998 ($106,000), due primarily to an increase in interest income. This increase is the result of the higher investment balances and a larger equipment lease portfolio in 1999 as compared to 1998.

                             3D SYSTEMS CORPORATION
           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (Continued)

LIQUIDITY AND CAPITAL RESOURCES

                                                               December 31, 1998            April 2, 1999
                                                              -------------------          ---------------
Cash and cash equivalents                                        $15,911,793                $ 9,575,855
Short-term investments                                             3,484,641                  3,982,239
Working capital                                                   38,305,638                 35,007,032

                                                                       Three Month Periods Ended
                                                               -----------------------------------------
                                                               March 27, 1998              April 2, 1999
                                                               --------------              -------------
Cash provided by (used for) operating activities                 $ 1,558,810                $(5,764,675)
Cash (used for) investing activities                                (282,700)                (1,162,925)
Cash provided by (used for) financing activities                  (1,233,674)                    32,951


Operating activities in the first quarter of 1999 had a net use of cash of $5.8 million compared to net cash provided of $1.6 million in the year ago quarter. The reduction in cash flow for the first quarter of 1999 is a result of a net loss ($2.3 million); coupled with a $2.0 million cash payment for prepaid royalties and the acquisition of intellectual property rights related to solid object printing reflected in prepaid expenses and other assets, and a growth in inventories ($1.2 million) due to lower shipments of large frame SLA Industrial Systems.

Net cash used for investing activities during the first quarter of 1999 totaled $1.2 million and was primarily the result of net additions to property and equipment and license and patent costs ($.7 million) along with an increase in short term investments of ($.5 million).

Net cash provided by financing activities during the first quarter of 1999 was primarily the result of the exercise of stock options and warrants.

In August 1998, the Company extended its credit facility with Silicon Valley Bank ("SVB") (the "Credit Facility"). Under the terms of the agreement, which remains in effect through August 18, 1999, the Company can borrow from SVB up to $10,000,000, at the bank's prime interest rate. The Credit Facility contains certain financial covenants including the maintenance of certain financial ratios, working capital, tangible net worth as well as covenants limiting mergers, acquisitions, recapitalization, dividends, loans to others, and hypothecation of assets or corporate guarantees.
As of April 2, 1999, the Company has yet to utilize the Credit Facility.

The Company believes that funds generated from operations, existing working capital and its current line of credit will be sufficient to satisfy its anticipated operating requirements for at least the next twelve months. From time to time the Company considers the acquisition of businesses, products or technologies complementary to the Company's current business although it has no current commitments or agreements with respect to any such transactions. Should the Company decide to pursue such a transaction, the Company may require additional funds.

3D Systems has established a team to address the issues raised by the introduction of the Single European Currency ("Euro") for initial implementation as of January 1, 1999 and during the transition period through to January 1, 2002. The Company expects that its internal systems that will be affected by the initial introduction of the Euro will be Euro capable by third quarter 1999 and does not expect the costs of system modifications to be material. The Company does not presently expect that the introduction and use of the Euro will materially affect the Company's foreign exchange position nor result in any material increase in costs to the Company. While the Company will

                             3D SYSTEMS CORPORATION
           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (Continued)


continue to evaluate the impact of the Euro introduction over time, based on currently available information, management does not believe that the introduction of the Euro currency will have a material adverse impact on the Company's financial condition or overall trends in results of operations.

YEAR 2000 COMPLIANCE. Computer-based systems that require date/time calculations to operate correctly are subject to miscalculations and system failures on and after the year 2000. This is known as the Y2K problem. The Y2K problem affects systems that were developed to accept two digit entries for the year in the date code field. After midnight on December 31, 1999, these systems may recognize a date using '00' as the year 1900 rather than the year 2000. Another known issue is that many systems will not recognize the year 2000 as a leap year. The Y2K problem is pervasive in that it goes beyond internal systems to involve supply and distribution chains and extends to both public and private infrastructure services including water, gas, electricity, transportation and communication.

The Company believes its current products are Year 2000 compliant. In addition, the Company has been evaluating all products sold since inception for Year 2000 readiness and is providing the results of the analysis and potential impacts and resolutions to its customers. Current information on the Company's Y2K status can be found on the Internet at http://www.3dsystems.com. In the fourth quarter of 1998, the Company completed the evaluation of substantially all its products, and the necessary upgrade pathways to its customers was completed during the first quarter of 1999. The Company plans to have the actual software patches that may be required available for customers by the third quarter 1999. The Company believes that all products will meet basic functionality requirements, however, since all specific customer situations and uses cannot be anticipated, the Company may see an increase in warranty and other claims as a result of the Year 2000 transition. For these reasons, the impact of customer claims could have a material adverse impact on the Company's results of operations of financial condition.

The Company is continuing the comprehensive evaluation of its internal business systems. Certain critical infrastructure and information systems are being upgraded to meet Year 2000 requirements. These upgrades will also have the benefit of meeting the Euro currency requirements and expanding the capability of the Company. At the completion of these current projects, the Company will be conducting transaction testing to evaluate compliance of the overall system infrastructure. To date, the Company has completed the risk analysis on all U.S.-based systems and has substantially completed all infrastructure upgrades in the U.S. In the first quarter 1999, the Company completed the implementation of the Year 2000 compliance upgrades for its core enterprise wide systems, has substantially completed the risk analysis of foreign operations, began implementation of infrastructure upgrades in Europe and Asia/Pacific, and launched software upgrade projects for its European sites that will be Year 2000 and Euro compliant. In the second quarter of 1999, the Company will complete the majority of offshore infrastructure upgrades and begin testing on the European software implementation which the Company expects to complete in the third quarter of 1999. The Company believes that the vast majority of Y2K-related issues with respect to internal business systems will be inventoried, analyzed, and resolved by the third quarter 1999 and that certification and/or testing will be completed by the end of the third quarter 1999.

Since the majority of the efforts related to Year 2000 compliance are being performed by internal resources, and are part of an overall plan to upgrade the overall capability of the Company and meet Euro currency requirements, there is no exact program budget or cost associated exclusively with Year 2000 efforts. The Company believes costs related to Year 2000 compliance are less than $900,000, and estimates that costs for the worldwide program will not exceed $1.5 million. The Company believes that funds generated from operations will be sufficient to satisfy Year 2000 compliance costs.

The Company is continuing to review its critical suppliers to determine that the suppliers' operations and the products and services they provide are Year 2000 compliant. The Company has completed a survey of key suppliers and evaluated their individual risk potential as well as the risk potential of their suppliers. In addition, the Company has conducted site surveys of certain critical or sole source suppliers. The Company began evaluating next tier suppliers in the first quarter of 1999, and will complete these reviews by the third quarter of 1999. Currently, the Company's contingency strategies include seeking alternative sources of supplies or acquiring sufficient material to support the Company's operations for the first half of 2000. Though the Company believes it has sufficient alternatives and liquidity to meet this contingency strategy, such failures of suppliers remain a possibility and could have a material adverse impact on the Company's results of operations or financial condition.

Year 2000 compliance is an issue for virtually all businesses whose computer systems and applications may require significant hardware and software upgrades or modifications. Companies owning and operating such systems may plan to devote a substantial portion of their capital spending to fund such upgrades and modifications and divert spending away from capital manufacturing equipment spending. Such changes in customers' spending patterns could have a material adverse impact on the Company's sales, operating results or financial condition.

                             3D SYSTEMS CORPORATION


PART II - OTHER INFORMATION


ITEM 6.     Exhibits and Reports on Form 8-K

(a)  Exhibits
       27.  Financial data schedule.

(b) Report on Form 8-K dated February 24, 1999 to announce Fourth Quarter 1998 results.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




/s/ Frank J. Spina                                       5/17/99
---------------------------------------------------    ------------
Frank J. Spina                                            Date
Vice President and Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)

(Duly authorized to sign on behalf of Registrant)