Form 10-Q
period 1999-07-02
3 D SYSTEMS CORP
filed 1999-08-16
CIK 910638

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED JULY 2, 1999

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

Shares of Common Stock, par value $0.001, outstanding as of August 11, 1999:
11,647,637

                             3D SYSTEMS CORPORATION


                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION                                                                                          Page Number
                                                                                                                        -----------
        ITEM 1. Financial Statements

               Consolidated Balance Sheets as of
               December 31, 1998 and July 2, 1999                         ................................................     3

               Consolidated Statements of Operations
               for the Three and Six Month Periods Ended
               June 26, 1998 and July 2, 1999                             ................................................     4

               Consolidated Statements of Cash Flows
               for the Six Month Periods Ended
               June 26, 1998 and July 2, 1999                             ................................................     5

               Consolidated Statements of Comprehensive Income
               for the Six Month Periods Ended
               June 26, 1998 and July 2, 1999                             ................................................     6

               Notes to Consolidated Financial Statements
               December 31, 1998 and July 2, 1999                         ................................................     7

         ITEM 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                      ................................................    12

PART II. OTHER INFORMATION

         ITEM 1.  Legal Proceedings                                       ................................................    19

         ITEM 4.  Submission of Matters to a Vote                         ................................................    19

         ITEM 6.  Exhibits and Reports on Form 8-K                        ................................................    19


                           3D SYSTEMS CORPORATION
                        Consolidated Balance Sheets
                               (Unaudited)

                                 ASSETS                                          December 31, 1998             July 2, 1999
                                                                               -----------------------    -----------------------
Current assets:
  Cash and cash equivalents                                                    $           15,911,793     $            8,831,686
  Short-term investments                                                                    3,484,641                  2,000,000
  Accounts receivable, less allowances for
   doubtful accounts of $944,144 (1998) and $1,376,883 (1999)                              24,486,730                 25,956,575
  Current portion of lease receivables                                                      2,069,126                  1,090,310
  Inventories                                                                              10,829,346                 13,012,133
  Deferred tax assets                                                                       2,063,163                  2,063,163
  Prepaid expenses and other current assets                                                 1,916,149                  2,450,285
                                                                               -----------------------    -----------------------
       Total current assets                                                                60,760,948                 55,404,152

Property and equipment, net                                                                16,327,078                 15,133,764
Licenses and patent costs, net                                                              5,120,672                  9,423,057
Deferred tax assets                                                                         5,069,796                  6,369,796
Lease receivables, less current portion                                                     5,801,788                  2,158,062
Other assets                                                                                2,022,316                  1,760,251

                                                                               -----------------------    -----------------------
                                                                               $           95,102,598     $           90,249,082
                                                                               =======================    =======================
                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                             $            4,849,905     $            5,245,722
  Accrued liabilities                                                                       8,161,684                  8,773,130
  Current portion of long-term debt                                                           100,000                    105,000
  Customer deposits                                                                           330,162                    471,563
  Deferred revenues                                                                         9,013,559                  7,574,636
                                                                               -----------------------    -----------------------
       Total current liabilities                                                           22,455,310                 22,170,051
Other liabilities                                                                           1,485,378                  4,562,925
Long-term debt, less current portion                                                        4,605,000                  4,550,000
                                                                               -----------------------    -----------------------
                                                                                           28,545,688                 31,282,976
                                                                               -----------------------    -----------------------
Stockholders' equity:
  Preferred stock, $.001 par value.  Authorized 5,000,000
    shares; none issued
  Common stock, $.001 par value.  Authorized 25,000,000
    shares;   issued 11,614,317 and outstanding 11,389,317 (1998)
      and issued 11,637,065 and outstanding 11,412,065 (1999)                                  11,614                     11,637
  Capital in excess of par value                                                           74,834,225                 74,932,464
  Notes receivable from officers                                                             (360,000)                  (300,000)
  Accumulated deficit                                                                      (6,765,447)               (12,704,344)
  Accumulated other comprehensive income (loss)                                               376,459                 (1,433,710)
  Treasury stock, at cost, 225,000 shares (1998) and 225,000 shares (1999)                 (1,539,941)                (1,539,941)

                                                                               -----------------------    -----------------------
        Total stockholders' equity                                                         66,556,910                 58,966,106
                                                                               -----------------------    -----------------------
                                                                               $           95,102,598     $           90,249,082
                                                                               =======================    =======================

See accompanying notes to consolidated financial statements.

                             3D SYSTEMS CORPORATION
                     Consolidated Statements of Operations
                                  (Unaudited)

                                                      Three Month Periods Ended                  Six Month Periods Ended
                                                 ------------------------------------      ------------------------------------
Sales:                                            June 26, 1998       July 2, 1999          June 26, 1998       July 2, 1999
                                                 -----------------  -----------------      -----------------  -----------------
  Products                                       $     16,715,008   $     14,757,079       $     31,242,357   $     30,035,115
  Services                                              7,957,544          7,255,901             16,266,552         14,661,557
                                                 -----------------  -----------------      -----------------  -----------------
     Total sales                                       24,672,552         22,012,980             47,508,909         44,696,672
                                                 -----------------  -----------------      -----------------  -----------------
Cost of sales:
  Products                                              8,436,977          8,614,677             16,328,577         17,149,657
  Services                                              5,484,087          5,019,259             11,039,896          9,974,289
                                                 -----------------  -----------------      -----------------  -----------------
     Total cost of sales                               13,921,064         13,633,936             27,368,473         27,123,946
                                                 -----------------  -----------------      -----------------  -----------------

Gross profit                                           10,751,488          8,379,044             20,140,436         17,572,726
                                                 -----------------  -----------------      -----------------  -----------------
Operating expenses:
  Selling, general and administrative                   7,480,037          8,331,440             14,118,569         18,561,509
  Research and development                              2,568,411          2,432,463              4,880,045          4,875,387
  Other                                                                    2,700,000                                 2,700,000
                                                 -----------------  -----------------      -----------------  -----------------
     Total operating expenses                          10,048,448         13,463,903             18,998,614         26,136,896
                                                 -----------------  -----------------      -----------------  -----------------
Income (loss) from operations                             703,040         (5,084,859)             1,141,822         (8,564,170)

Interest income                                           205,757             85,819                384,642            263,177
Interest and other expense                               (100,128)           (82,925)              (172,583)          (133,733)
                                                 -----------------  -----------------      -----------------  -----------------
Income before provision for income taxes                  808,669         (5,081,965)             1,353,881         (8,434,726)

Provision for (benefit from) income taxes                 283,034         (1,422,949)               473,858         (2,495,829)
                                                 -----------------  -----------------      -----------------  -----------------

Net income (loss)                                $        525,635   $     (3,659,016)      $        880,023   $     (5,938,897)
                                                 =================  =================      =================  =================

Weighted average shares outstanding                    11,347,277         11,405,789             11,318,001         11,397,775
                                                 =================  =================      =================  =================

Net income (loss) per common share               $           0.05   $          (0.32)      $           0.08   $          (0.52)
                                                 =================  =================      =================  =================

Weighted average shares outstanding
  and dilutive shares                                  11,756,144         11,405,789             11,726,868         11,397,775
                                                 =================  =================      =================  =================

Net income (loss) per common share
  assuming dilution                              $           0.04   $          (0.32)      $           0.08   $          (0.52)
                                                 =================  =================      =================  =================

See accompanying notes to consolidated financial statements.

                               3D SYSTEMS CORPORATION
                       Consolidated Statements of Cash Flows
                                    (Unaudited)

                                                                                            Six Month Periods Ended
                                                                                ------------------------------------------------
                                                                                   June 26, 1998               July 2, 1999
                                                                                ---------------------      ---------------------
OPERATING ACTIVITIES:
  Net income (loss)                                                             $            880,023       $         (5,938,897)
  Adjustments to reconcile net income to net cash provided by (used for)
   operating activities:
      Deferred income taxes                                                                  829,913                 (1,300,000)
      Depreciation and amortization                                                        2,812,885                  2,697,270
      Increase (decrease) in cash resulting from changes in:
         Accounts receivable                                                                 (35,474)                (4,392,652)
         Lease receivables                                                                  (634,746)                 4,622,542
         Inventories                                                                       1,774,783                 (3,039,146)
         Prepaid expenses and other current assets                                          (197,023)                  (534,136)
         Other assets                                                                       (197,064)                   188,168
         Accounts payable                                                                 (1,153,058)                   612,182
         Accrued liabilities                                                              (1,043,827)                   611,446
         Customer deposits                                                                    55,611                    141,401
         Deferred revenues                                                                 2,457,251                 (1,438,923)
         Other liabilities                                                                   235,958                  3,077,547
                                                                                ---------------------      ---------------------
            Net cash provided by (used for) operating activities                           5,785,232                 (4,693,198)

INVESTING ACTIVITIES:
  Purchase of property and equipment                                                      (1,998,851)                (3,265,418)
  Disposition of property and equipment                                                    1,334,154                  2,168,618
  Purchase of licenses and patents                                                          (448,331)                (4,635,644)
  Purchase of short-term investments                                                      (6,647,458)                  (497,598)
  Proceeds from short-term investments                                                     3,498,265                  1,982,239
                                                                                ---------------------      ---------------------
            Net cash used for investing activities                                        (4,262,221)                (4,247,803)

FINANCING ACTIVITIES:
  Exercise of stock options and warrants                                                     255,114                    158,262
  Repayments of note payable                                                                 (50,000)                   (50,000)
  Purchase of treasury stock                                                              (1,375,003)                             -
                                                                                ---------------------      ---------------------
            Net cash (used for) provided by financing activities                          (1,169,889)                   108,262

  Effect of exchange rate changes on cash                                                   (523,652)                 1,752,632
                                                                                ---------------------      ---------------------
Net decrease in cash and cash equivalents                                                   (170,530)                (7,080,107)
Cash and cash equivalents at the beginning of the period                                  12,694,831                 15,911,793
                                                                                ---------------------      ---------------------
Cash and cash equivalents at the end of the period                              $         12,524,301       $          8,831,686
                                                                                =====================      =====================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     In July 1999, the Company acquired 9,619 shares of common stock owned by a former officer of the Company. The Company forgave a Promissory Note in the amount of $60,000 that had been used by the former officer to purchase those shares of stock.

See accompanying notes to consolidated financial statements.

                            3D SYSTEMS CORPORATION
                 Consolidated Statements of Comprehensive Income
                                  (Unaudited)

                                                                                Six Month Periods Ended
                                                                   --------------------------------------------------
                                                                       June 26, 1998              July 2, 1999
                                                                   -----------------------   ------------------------
Net income (loss)                                                  $              880,023    $            (5,938,897)
Foreign currency translation                                                     (487,305)                (1,810,169)
                                                                   -----------------------   ------------------------

      Comprehensive income (loss)                                  $              392,718    $            (7,749,066)
                                                                   =======================   ========================

See accompanying notes to consolidated financial statements.

                             3D SYSTEMS CORPORATION
                   Notes to Consolidated Financial Statements
                       December 31, 1998 and July 2, 1999
                                   (Unaudited)


(1)   Basis of Presentation

      The accompanying unaudited consolidated financial statements of 3D Systems Corporation and its subsidiaries (the "Company") are prepared in accordance with instructions to Form 10-Q and, in the opinion of management, include all material adjustments (consisting only of normal recurring accruals) which are necessary for the fair presentation of results for the interim periods. The Company reports its interim financial information on a 13 week basis ending the last Friday of each quarter, and reports its annual financial information through the calendar year ended December 31. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The results of the six month period ended July 2, 1999 are not necessarily indicative of the results to be expected for the full year.

(2)   Inventories

                                                December 31, 1998          July 2, 1999
                                                -----------------       -----------------
             Raw materials                      $       1,138,415       $       2,681,406
             Work in progress                             818,839               1,235,850
             Finished goods                             8,872,092               9,094,877
                                                -----------------       -----------------
                                                $      10,829,346       $      13,012,133
                                                =================       =================

(3)   Treasury Stock

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


(4)   Other income and other expense

      Other income and expense primarily consists of interest income, interest expense and other expenses related to investment and leasing activities.

                   3D SYSTEMS CORPORATION
         Notes to Consolidated Financial Statements
             December 31, 1998 and July 2, 1999
                         (Unaudited)

(5)    Computation of Earnings Per Share

In accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share", the following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share share (EPS) computations for the six month periods ended June 26, 1998 and July 2, 1999:

                                                                                           1998                     1999
                                                                                       -------------            --------------
       NET INCOME (LOSS): numerator for net income (loss) per common share and
       net income (loss) per common share assuming dilution                          $      880,023           $    (5,938,897)

       WEIGHTED AVERAGE SHARES: denominator for net income (loss) per common
       share-weighted average shares                                                     11,318,001                11,397,775

       EFFECT OF DILUTIVE SECURITIES FROM STOCK OPTIONS: assumed conversions                408,867                       ---

       ADJUSTED WEIGHTED AVERAGE SHARES AND ASSUMED CONVERSIONS:
       Denominator for net income (loss) per common share, assuming dilution             11,726,868                11,397,775

       Common shares related to stock options and stock warrants that are antidilutive amounted to approximately 562,967 shares and 2,212,611 shares for the six months ended June 26, 1998 and July 2, 1999, respectively.


(6)    Geographic Segment Information

       All of the Company's assets are devoted to the manufacture and sale of Company systems, together with related supplies and services. The Company attributes revenues to geographic areas based on shipment in the country of origination.

       Summarized data for the Company's operations are as follows:

                                                                                    Rest of
                                                             USA        Germany      Europe       Asia     Eliminations     Total
                                                      ----------------------------------------------------------------------------
                                                                                        (In thousands)
       For the period ended June 26, 1998:
         Sales to unaffiliated customers                    14,039       5,576        3,965       1,093           ---      24,673
         Inter-area sales                                   (1,393)       (115)         ---         ---         1,508         ---
         Income (loss) from operations                      (1,089)         50          704         ---         1,038         703
       For the period ended July 2, 1999:
         Sales to unaffiliated customers                     9,988       5,964        4,807       1,254           ---      22,013
         Inter-area sales                                   (6,162)       (795)         ---         ---         6,957         ---
         Income (loss) from operations                      (5,595)        428          187         ---          (105)     (5,085)
         Long lived assets at July 2, 1999                  22,921       1,806          991         232           367      26,317

       Inter-area sales to the Company's foreign subsidiaries are recorded at amounts consistent with prices charged to distributors, which are above cost.

                             3D SYSTEMS CORPORATION
             Notes to Consolidated Financial Statements (Continued)
                       December 31, 1998 and July 2, 1999
                                   (Unaudited)


(7)   Other Operating Expenses

      Other operating expenses are comprised of litigation and settlement costs and costs associated with a formal restructuring plan of the Company as noted in the table below:

                                                                               Activity to Date
                                                      -------------------------------------------------------------------------
                                                         Provision                   Costs                     Accrual as of
                                                         Recorded                   Incurred                   July 2, 1999
                                                      ----------------           ---------------             ------------------
      Litigation and Settlement Costs                 $       407,000            $      112,000              $         295,000
      Restructuring Costs
            Employee Related Costs                            645,000                    95,000                        550,000
            Exit Plan Costs                                 1,648,000                   193,000                      1,455,000
                                                      ----------------           ---------------             ------------------
                         Total                        $     2,700,000            $      400,000              $       2,300,000
                                                      ================           ===============             ==================

      The litigation and settlement costs of $407,000 relate to a complaint filed against the Company by Centuri Corp. and Cox Acquisition Corp. (the "Centuri Litigation") on September 16, 1997. At a settlement hearing on July 1, 1999 the parties to the Century Litigation agreed to settle the case pursuant to an agreement which provides for the confidentiality of the settlement terms. The settlement agreement is subject to the court's approval of its terms. No liability of any party was admitted.

      During May 1999, the Company completed a review of its operations to identify opportunities to improve operating effectiveness. As a result of this review, management initiated a formal restructuring plan, with the concurrence of the Board of Directors, and the Company recorded a pretax restructuring charge to operations of approximately $2.3 million. The restructuring charge was comprised of employee related costs and exit plan costs resulting primarily from the Company's plan to exit certain legal structures and facilities. The employee related costs reflect the costs associated with the restructuring of several management positions. Exit plan costs include $600,000 of asset impairments, $578,000 of legal structure exit costs and $470,000 of estimated net losses on subleases or lease cancellation penalties. The restructuring plan specifically identified five facilities to be closed, including one operations facility and four sales offices worldwide. The Company expects to complete implementation of the plan by the end of the first quarter of 2000.

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

Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's future results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not specifically limited to: the ability to develop and introduce cost effective new products in a timely manner, developments in current or future litigation; the Company's ability to successfully manufacture and sell significant quantities of equipment on a timely basis; the Company's ability to realize efficiencies from its formal restructuring plan, as well as the other risks detailed in this report and in the Company's 1998 Form 10-K under the section entitled "Cautionary Statements and Risk Factors."

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

The Company has sold nearly 1,400 solid imaging systems since 1988, and its customers include major corporations in a broad range of industries including manufacturers of automotive, aerospace, computer, electronic, consumer, and medical products. The Company's revenues are generated by product and service sales. Product sales are comprised of sales of systems and related equipment, materials, software, and other component parts, as well as rentals of systems and royalties received from the licensing of the Company's technology. Service sales include revenues from a variety of on-site maintenance services, customer training, services provided by the Company's Technology Centers and 3D Keltool licensing and support services.

During the second quarter of 1999, the Company expanded its global customer support program. The new and expanded array of service programs are key elements of far-reaching global support initiatives intended to provide current and prospective customers with new ways to maximize the value, productivity and flexibility of the Company's solid imaging products. These new programs are the initial foundation of a comprehensive Customer Support Strategy developed by the Company.

RESULTS OF OPERATIONS

The following table sets forth the percentage relationship of certain items from the Company's Statement of Operations and Total Revenues:


                                                                             Percentage of Total Revenues
                                                             Three Month Periods Ended               Six Month Periods Ended
                                                         -----------------------------------    -----------------------------------
     Sales:                                               June 26, 1998      July 2, 1999        June 26, 1998      July 2, 1999
                                                         ----------------   ----------------    ----------------   ----------------
       Products                                                    67.8%              67.0%               65.8%              67.2%
       Services                                                    32.2%              33.0%               34.2%              32.8%
                                                         ----------------   ----------------    ----------------   ----------------
          Total sales                                             100.0%             100.0%              100.0%             100.0%
                                                         ----------------   ----------------    ----------------   ----------------

     Cost of Sales:
       Products                                                    34.2%              39.1%               34.4%              38.4%
       Services                                                    22.2%              22.8%               23.2%              22.3%
                                                         ----------------   ----------------    ----------------   ----------------
         Total cost of sales                                       56.4%              61.9%               57.6%              60.7%
                                                         ----------------   ----------------    ----------------   ----------------

     Total gross profit                                            43.6%              38.1%               42.4%              39.3%
     Gross profit - products                                       49.6%              41.6%               47.7%              42.9%
     Gross profit - services                                       31.1%              30.8%               32.1%              32.0%
     Selling, general and administrative expenses                  30.3%              37.8%               29.7%              41.5%
     Research and development expenses                             10.4%              11.0%               10.3%              10.9%
     Income (loss) from operations                                  2.8%             -23.1%                2.4%             -19.2%
     Interest income, net                                           0.4%               0.0%                0.5%               0.3%
     Provision for (benefit from) income taxes                      1.1%              -6.5%                1.0%              -5.6%
     Net income (loss)                                              2.1%             -16.6%                1.9%             -13.3%


                             3D SYSTEMS CORPORATION
           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (Continued)


The following table sets forth for the periods indicated total revenues attributable to each of the Company's major products and services groups, and those revenues as a percentage of total sales:


                                                           Three Month Periods Ended                 Six Month Periods Ended
                                                       -----------------------------------      -----------------------------------
                                                        June 26, 1998      July 2, 1999          June 26, 1998      July 2, 1999
                                                       ----------------   ----------------      ----------------   ----------------
Products:                                                                    (in thousands except percentages)
  Systems, and related equipment                      $         11,843    $         9,338       $        21,639    $        20,393
  Materials                                                      4,144              4,524                 7,437              8,445
  Other                                                            728                895                 2,166              1,197
                                                       ----------------   ----------------      ----------------   ----------------
      Total products                                            16,715             14,757                31,242             30,035
                                                       ----------------   ----------------      ----------------   ----------------

Services:
  Maintenance                                                    6,898              6,348                13,809             12,836
  Other                                                          1,060                908                 2,458              1,826
                                                       ----------------   ----------------      ----------------   ----------------
      Total services                                             7,958              7,256                16,267             14,662
                                                       ----------------   ----------------      ----------------   ----------------
Total sales                                            $        24,673    $        22,013       $        47,509    $        44,697
                                                       ================   ================      ================   ================

Products:
  Systems, and related equipment                                 48.0%              42.4%                 45.6%              45.6%
  Materials                                                      16.8%              20.6%                 15.7%              18.9%
  Other                                                           3.0%               4.1%                  4.5%               2.7%
                                                       ----------------   ----------------      ----------------   ----------------
      Total products                                             67.8%              67.1%                 65.8%              67.2%
                                                       ----------------   ----------------      ----------------   ----------------

Services:
  Maintenance                                                    28.0%              28.8%                 29.0%              28.7%
  Other                                                           4.2%               4.1%                  5.2%               4.1%
                                                       ----------------   ----------------      ----------------   ----------------
      Total services                                             32.2%              32.9%                 34.2%              32.8%
                                                       ----------------   ----------------      ----------------   ----------------
Total sales                                                     100.0%             100.0%                100.0%             100.0%
                                                       ================   ================      ================   ================

                             3D SYSTEMS CORPORATION
           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (Continued)


THREE MONTH PERIOD ENDED JULY 2, 1999 COMPARED TO THE THREE MONTH PERIOD ENDED JUNE 26, 1998.

SALES. Sales during the three month period ended July 2, 1999 (the "second quarter of 1999") were $22.0 million, a decrease of 11% from the $24.7 million recorded during the three month period ended June 26, 1998 (the "second quarter of 1998").

Product sales during the second quarter of 1999 ($14.8 million) decreased approximately 12% compared to the second quarter of 1998 ($16.7 million). The Company sold a total of 71 systems in the second quarter of 1999 and compared to 62 systems in the second quarter of 1998. The increase in total systems sold is attributable to growth in sales of small size solid imaging systems, while sales of large frame SLA industrial systems decreased in the second quarter of 1999 as compared to the same period a year ago. The Company believes this decrease was due, in part, to the continued delay in orders as customers evaluate the new SLA 7000 launched in the first quarter of 1999. System sales fluctuate quarter to quarter and the Company does not believe that the increased total system sales or the decline in large frame SLA industrial systems is necessarily indicative of sales in any future quarter. These are forward looking statements however and are subject to uncertainties. For example, the exact timing of customer requirements and the extended procurement cycle of large dollar capital procurements in certain companies may significantly impact product sales in the future.

The dollar value of orders for the Company's systems in the second quarter of 1999 declined approximately 17% from the second quarter of 1998, due to the reduction in orders of large frame SLA industrial systems as noted above. The decline in the dollar value of orders was primarily due to a significant reduction in the U.S., while Europe was off slightly, and in Asia/Pacific, which represents less than 10% of the Company's overall business, orders were up substantially. Resulting dollar value backlog was up 20% from a year ago quarter and up slightly from the prior quarter. The Company expects the order rate in the U.S. to increase while Europe may experience normal seasonal softening. This is a forward looking statement and, as with other such statements, is subject to uncertainties. For example, a change in U.S. economic conditions or a shift in European economic and political conditions could cause delays in customer orders which could lead to a lower order level.

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

Service sales during the second quarter of 1999 ($7.3 million) decreased approximately 9% compared to the second quarter of 1998 ($8.0 million), primarily as a result of decreased maintenance revenues due to the shift in mix to sales of small size solid imaging systems. Service sales during the quarter also experienced a decrease in time and material revenues due to a reduction in sales of solid state laser replacements for the Company's large frame SLA industrial systems.

The Company expects service revenues to remain at second quarter of 1999 levels in the third quarter, and return to the modest growth rates experienced in 1998 in the fourth quarter of 1999. This is a forward looking statement and, as with other such statements, is subject to uncertainties. For example, the exact timing of field maintenance work and contract renewal, a continued decline in large frame SLA sales, or the fluctuations in use of the Company's Technology and Training centers can significantly impact the results on a quarter to quarter basis.

                             3D SYSTEMS CORPORATION
           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (Continued)



COST OF SALES. Cost of sales decreased to $13.6 million (62% of sales) in the second quarter of 1999 from $13.9 million (56% of sales) in the second quarter of 1998 as the service cost of sales decrease of $.5 million was offset by an increase in product cost of sales.

Product cost of sales as a percentage of product sales increased to approximately 58% in the second quarter 1999 from approximately 50% in the second quarter of 1998. This increase in the percentage of product costs to product sales was due primarily to a change in mix, as shipments of the Company's small size solid imaging systems increased and large frame SLA industrial systems declined. The Company does not believe this shift in product mix is indicative of the mix of products to be sold in future periods. The Company's costs of product sales and corresponding gross profit margins are affected by several factors, including but not limited to sales mix, distribution channels, and fluctuations in foreign currency exchange rates and, therefore, may vary in future periods from those experienced during the second quarter of 1999.

Service cost of sales as a percentage of service sales remained at approximately 69% for both the second quarter of 1999 and the second quarter of 1998, as service costs were reduced in line with the reduction in service revenues. The Company expects service cost of sales to increase due to the increasing installed base of the Company's systems.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("S,G&A") expenses increased approximately $.9 million or 11% in the second quarter of 1999 compared to the second quarter of 1998. The increase was primarily the result of costs associated with the growth of the sales and marketing department that occurred in the fourth quarter of 1998 and additional legal expenses for an ongoing matter related to the infringement of the Company's patented SLA technologies. The Company expects S,G&A expenses to remain at current spending levels. However, this is a forward looking statement and is subject to uncertainties. For example, a significant increase in unit shipments could cause a further increase in commissions or the acceleration of litigation costs associated with the protection of the Company's patents could result in a substantial increase in S,G&A expenses.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development ("R&D") expenses during the second quarter of 1999 decreased approximately $.1 million or 5% compared to the second quarter of 1998, and expenditures for both periods were approximately 10 percent of revenues. Based on the Company's historical expenditures related to research and development and its current development goals, the Company anticipates for the foreseeable future, research and development expenses will be equal to approximately 10% of sales. However, this is a forward looking statement and, as with any such statement, is subject to uncertainties. For example, if total sales of the Company for any particular period do not meet the anticipated sales of the Company for that period, research and development expenses as a percentage of sales may exceed 10%.

OTHER. Other expenses increased $2.7 million during the second quarter of 1999 compared to second quarter of 1998. These costs are litigation and settlement costs related to the Centuri Litigation and non-recurring charges associated with a formal restructuring plan involving certain employee related costs and exit plan costs. (See note 7 - Notes to Consolidated Financial Statements.)

OPERATING INCOME. Operating loss for the second quarter of 1999 was 23% of total sales compared to operating income of 3% of total sales in the second quarter of 1998. This is primarily attributable to lower sales of large frame SLA industrial systems, the non-recurring charge to operations of $2.7 million, and the increased sales and marketing expenses.

                             3D SYSTEMS CORPORATION
           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (Continued)



INTEREST INCOME AND INTEREST AND OTHER EXPENSES. Net other income decreased approximately 97% in the second quarter of 1999 ($3,000) compared to the second quarter 1998 ($106,000) due primarily to a decrease in interest income. This decrease is the result of the lower investment balances and a smaller equipment lease portfolio in 1999 as compared to 1998, as the Company sold off $2.2 million of its lease portfolio in May of 1999.

                             3D SYSTEMS CORPORATION
           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (Continued)

SIX MONTH PERIOD ENDED JULY 2, 1999 COMPARED TO THE SIX MONTH PERIOD ENDED JUNE 26, 1998.

SALES. Sales during the six month period ended July 2, 1999 (the "first half of 1999") were $44.7 million, a decrease of approximately 6% from the $47.5 million recorded during the six month period ended June 26, 1998 (the "first half of 1998").

Product sales during the first half of 1999 ($30.0 million) decreased approximately 4% from the $31.2 million in product sales in the first half of 1998. The Company sold a total of 131 systems in the first half of 1999, compared to 111 systems in the first half of 1998. The decrease in the dollar value of product sales was due primarily to growth in sales of small size solid imaging systems, while large frame SLA industrial systems decreased in the first half of 1999 compared to the same period a year ago. System sales fluctuate period to period and the Company does not believe that the increased total system sales or decline in large frame SLA industrial systems is necessarily indicative of sales in any future quarter. These are forward looking statements however and are subject to uncertainties. For example, the exact timing of customer requirements and the extended procurement cycle of large dollar capital procurements in certain companies may significantly impact product sales in the future.

Orders, on a dollar value basis, for the Company's systems in the first half of 1999 as compared to the first half of 1998 decreased substantially due to the reduction in orders of large frame SLA industrial systems. The Company expects the order rate in to increase in the U.S. and Europe during the second half of 1999. This is a forward looking statement and, as with other such statements, is subject to uncertainties. For example, a change in U.S. economic conditions or a shift in European economic and political conditions could cause delays in customer orders which could lead to a lower order level.

Service sales during the first half of 1999 decreased $1.6 million, or approximately 10% compared to the first half of 1998, primarily as a result of a delay in service contract renewals as the Company launched a new tiered pricing program for annual maintenance contracts and the shift in product mix to the small size solid imaging systems. In addition, Technology Center revenues remained at the low levels experienced in the second half of 1998 and, in the first half of 1999, the Company sold the St. Paul, Minnesota 3D Keltool inserts operation to Rapid Tooling Technologies, a subsidiary of Rapid Design Technologies, causing a decline in insert revenues in the period. The Company expects service sales to grow modestly in the second half of 1999. However, this is a forward looking statement and is subject to uncertainties. For example, the exact timing of field maintenance work and contract renewal, a continued decline in large frame SLA sales, or the fluctuations in use of the Company's Technology and Training centers can significantly impact the results on a quarter to quarter basis.

COST OF SALES. Cost of sales decreased slightly to $27.1 million or 61% of sales in the first half of 1999 from $27.4 million or 58% of sales in the first half of 1998.

Product cost of sales as a percentage of product sales increased to 57% in the first half of 1999 compared to 52% in the first half of 1998. The increase in the percentage of product costs to product sales was due primarily to a change in mix, as shipments of the Company's small size solid imaging systems increased and large frame SLA industrial systems declined. The Company does not believe this shift in product mix is indicative of the mix of products to be sold in future periods. The Company's costs of product sales and corresponding gross profit margins are affected by several factors, including but not limited to sales mix, distribution channels, and fluctuations in foreign currency exchange rates and, therefore, may vary in future periods from those experienced during the first half of 1999.

Service cost of sales as a percentage of service sales remained at 68% for both the first half of 1999 and the first half of 1998, as service costs were reduced in line with the reduction in service revenues. The Company expects service cost of sales to increase due to the increasing installed base of the Company's systems. However, this is a forward looking statement and is subject to uncertainties. For example, the reliability of new products in the market or a change in the demand or market pricing of Technology Center services, could cause a resulting change in the service costs of sales.

                             3D SYSTEMS CORPORATION
           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (Continued)


SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative ("S,G&A") expenses increased approximately $4.4 million or 31% in the first half of 1999 compared to the first half of 1998, primarily as a result of costs associated with the launch of new products along with the overall growth of the sales and marketing department that occurred during fourth quarter of 1998. In addition, the Company incurred S,G&A costs associated with the sale of its St. Paul, Minnesota 3D Keltool insert operations and legal expenses associated with the protection of certain patents owned by the Company. The Company expects S,G& A expenses to remain at levels experienced in the second quarter of 1999. However, this is a forward looking statement and is subject to uncertainties. For example, a significant increase in unit shipments could cause a further increase in commissions or the acceleration of litigation costs associated with the protection of the Company's patents could result in a substantial increase in S,G&A expenses.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses ($4.9 million) remained at the same level for the first half of 1999 as compared to the first half of 1998, which was approximately 10% of revenues. Based on the Company's historical expenditures related to research and development and its current development goals, the Company anticipates for the foreseeable future, research and development expenses will be equal to approximately 10% of sales. However, this is a forward looking statement and, as with any such statement, is subject to uncertainties. For example, if total sales of the Company for any particular period do not meet the anticipated sales of the Company for that period, research and development expenses as a percentage of sales may exceed 10%.

OTHER. Other expenses increased $2.7 million during the second half of 1999 compared to second half of 1998. These costs are litigation and settlement costs related to the Centuri Litigation and non-recurring charges associated with a formal restructuring plan involving certain employee related costs and exit plan costs. (See Note 7 - Notes to Consolidated Financial Statements.)

OPERATING INCOME (LOSS). Operating loss for the first half of 1999 was 13% of total sales compared to operating income of 2% of total sales in the first half of 1998. This is primarily attributable to increased sales and marketing expenses related to new product launches, lower sales of large frame, high-end SLA Industrial Systems, an increased mix of lower-end solid imaging systems, and the non-recurring charge to operations of $2.7 million.

INTEREST INCOME AND INTEREST AND OTHER EXPENSES. Net other income decreased approximately 39% in the first half of 1999 ($.1 million) compared to the first half of 1998 ($.2 million) due primarily to a decrease in interest income. This decrease is the result of the lower investment balances and a smaller equipment lease portfolio in the first half of 1999 as compared to the first half of 1998, as the Company sold off $2.2 million of its lease portfolio in May of 1999.

                             3D SYSTEMS CORPORATION
           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (Continued)

LIQUIDITY AND CAPITAL RESOURCES

                                                                     December 31, 1998            July 2, 1999
                                                                   ----------------------     ----------------------
Cash and cash equivalents                                          $          15,911,793      $           8,831,686
Short-term investments                                                         3,484,641                  2,000,000
Working capital                                                               38,305,638                 33,234,101


                                                                               Six Month Periods Ended
                                                                   -------------------------------------------------
                                                                       June 26, 1998              July 2, 1999
                                                                   ----------------------     ----------------------
Cash provided by (used for) operating activities                   $           5,785,232      $          (4,693,198)
Cash (used for) investing activities                                          (4,262,221)                (4,247,803)
Cash provided by (used for) financing activities                              (1,169,889)                   108,262


Operating activities in the first half of 1999 had a net use of cash of $4.7 million compared to net cash provided of $5.8 million in the same period a year ago. The change in cash flow for the first half of 1999 as compared to the first half of 1998 is primarily the result of the change from a profit in the first half of 1998 to a loss in the first half of 1999 ($6.8 million, net change), increased inventories ($4.8 million, net change) and a reduction in deferred revenues ($3.9 million, net change) both due to lower shipments of large frame SLA industrial systems, partially offset by a decrease in lease receivables ($4.6 million) primarily due to the sale of $2.2 million of the Company's lease portfolio.

Net cash used for investing activities during the second quarter of 1999 totaled $4.2 million and was primarily the result of net additions to property and equipment ($1.1 million) and license and patent costs ($4.6 million) partially offset by the liquidation of short term investments ($1.5 million).

Net cash provided by financing activities during the second quarter of 1999 was primarily the result of the exercise of stock options and warrants.

In August 1998, the Company extended its credit facility with Silicon Valley Bank ("SVB") (the "Credit Facility"). Under the terms of the agreement, which remains in effect through August 18, 1999, the Company can borrow from SVB up to $10,000,000, at the bank's prime interest rate. The Credit Facility contains certain financial covenants including the maintenance of certain financial ratios, working capital, tangible net worth as well as covenants limiting mergers, acquisitions, recapitalization, dividends, loans to others, and hypothecation of assets or corporate guarantees. As of July 2, 1999, the Company has yet to utilize the Credit Facility. It is the Company's expectation that this line of credit will be extended; however this is a forward looking statement, and as such, has certain risks. For example, a change in the financial condition of the Company could cause disapproval of the credit line extension.

The Company believes that funds generated from operations and existing working capital will be sufficient to satisfy its anticipated operating requirements for at least the next twelve months. From time to time the Company considers the acquisition of businesses, products or technologies complementary to the Company's current business although it has no current commitments or agreements with respect to any such transactions. Should the Company decide to pursue such a transaction, the Company may require additional funds.

3D Systems has established a team to address issues raised by the introduction of the Single European Currency ("Euro") for initial implementation as of January 1, 1999 and during the transition period through to January 1, 2002. The Company expects that those of its internal systems that will be affected by the initial introduction of the Euro will be Euro capable by third quarter 1999 and does not expect the costs of system modifications to be material. The Company does not presently expect that the introduction and use of the Euro will materially affect the Company's foreign exchange position nor result in any material increase in costs to the Company. While the Company will

                             3D SYSTEMS CORPORATION
           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (Continued)


continue to evaluate the impact of the Euro introduction over time, based on currently available information, management does not believe that the introduction of the Euro currency will have a material adverse impact on the Company's financial condition or overall trends in results of operations.

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

The Company believes its current products are Year 2000 compliant. In addition, the Company has evaluated all products sold since inception for Year 2000 readiness and has provided the results of the analysis and potential impacts and resolutions to its customers. Current information on the Company's Y2K status can be found on the Internet at http://www.3dsystems.com. In the fourth quarter of 1998, the Company completed the evaluation of substantially all its products, and the necessary upgrade pathways to its customers was completed during the first quarter of 1999. The Company plans to have the actual software patches that may be required available for customers by the third quarter 1999. The Company believes that all products will meet basic functionality requirements. Since all specific customer situations and uses cannot be anticipated, however, the Company may see an increase in warranty and other claims as a result of the Year 2000 transition. For these reasons, the impact of customer claims could have a material adverse impact on the Company's results of operations and financial condition.

The Company is continuing the comprehensive evaluation of its internal business systems. Certain critical infrastructure and information systems are being upgraded to meet Year 2000 requirements. These upgrades will also have the benefit of meeting the Euro currency requirements and expanding the capability of the Company. At the completion of these current projects, the Company will be conducting transaction testing to evaluate compliance of the overall system infrastructure. To date, the Company has completed the risk analysis on all U.S.-based systems and has substantially completed all infrastructure upgrades in the U.S. In the first quarter 1999, the Company completed the implementation of the Year 2000 compliance upgrades for its core enterprise wide systems, has substantially completed the risk analysis of foreign operations, began implementation of infrastructure upgrades in Europe and Asia/Pacific, and launched software upgrade projects for its European sites that will be Year 2000 and Euro compliant. In the first quarter of 1999, the Company substantially completed the majority of offshore infrastructure upgrades and began testing on the European software implementation which the Company expects to complete in the third quarter of 1999. The Company believes that the vast majority of Y2K-related issues with respect to internal business systems will be inventoried, analyzed, and resolved by the third quarter 1999 and that certification and/or testing will be completed by the end of the third quarter 1999.

Since the majority of the efforts related to Year 2000 compliance are being performed by internal resources, and are part of an overall plan to upgrade the overall capability of the Company and meet Euro currency requirements, there is no exact program budget or cost associated exclusively with Year 2000 efforts. The Company believes costs related to Year 2000 compliance are less than $1.1 million, and estimates that costs for the worldwide program will not exceed $1.5 million. The Company believes that funds generated from operations will be sufficient to satisfy Year 2000 compliance costs.

The Company is continuing to review its critical suppliers to determine that the suppliers' operations and the products and services they provide are Year 2000 compliant. The Company has completed a survey of key suppliers and evaluated their individual risk potential as well as the risk potential of their suppliers. In addition, the Company has conducted site surveys of certain critical or sole source suppliers. The Company began evaluating next tier suppliers in the first quarter of 1999, and will complete these reviews by the third quarter of 1999. Currently, the Company's contingency strategies include seeking alternative sources of supplies or acquiring sufficient material to support the Company's operations for the second half of 2000. Though the Company believes it has sufficient alternatives and liquidity to meet this contingency strategy, such failures of suppliers remain a possibility and could have a material adverse impact on the Company's results of operations or financial condition.

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

                             3D SYSTEMS CORPORATION


PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings

          The Company was served with a complaint filed September 16, 1997 in the Centuri Litigation. At a settlement hearing on July 1, 1999 the parties to the Centuri Litigation agreed to settle the case pursuant to an agreement which provides for the confidentiality of the settlement terms. The settlement agreement is subject to the court's approval of its terms. No liability of any party was admitted.

ITEM 4.   Submission of Matters to a Vote of Security Holders

          On May 20, 1999, the Company held its Annual Meeting of Stockholders. The following sets forth the identity of the directors elected as Class III Directors to hold office for three years and until their respective successors have been elected, the voting results of the approval to amend the Company's 1996 Stock Incentive Plan, and the voting results of the rejected proposal to amend the Executive Incentive Compensation Plan.

             1.   Election of Class II Directors

                                                   Yes                 No              Abstain           Broker Non
                                             -----------------  -----------------  -----------------   ----------------
                 Charles W. Hull                8,408,214              0               746,871                0
                 Ian L. White-Thomson           8,402,904              0               752,091                0

             2. The approval to amend the 1996 Stock Incentive Plan

                                                   Yes                 No              Abstain           Broker Non
                                             -----------------  -----------------  -----------------   ----------------
                                                3,055,760          1,089,116            31,611                0

             3. The rejection of the proposal to amend the Executive Incentive
                Compensation Plan

                                                   Yes                 No              Abstain           Broker Non
                                             -----------------  -----------------  -----------------   ----------------
                                                  339,035           3,775,359            62,093                0

ITEM 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits
       27.  Financial data schedule.

(b) Report on Form 8-K dated April 20, 1999 to announce First Quarter 1999 results.

(c)  Report on Form 8-K dated June 22, 1999 to announce Management changes.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




/s/ Frank J. Spina                                             8/16/99
------------------------------------------------       ------------------------
Frank J. Spina                                                  Date

Vice President and Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)

(Duly authorized to sign on behalf of Registrant)