Form 10-Q
period 1999-10-01
3 D SYSTEMS CORP
filed 1999-11-15
CIK 910638

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 1, 1999

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

Shares of Common Stock, par value $0.001, outstanding as of November 5, 1999:
11,639,374

                             3D SYSTEMS CORPORATION

                                TABLE OF CONTENTS

PART I.       FINANCIAL INFORMATION                                                                              Page Number
                                                                                                                 -----------

            ITEM 1.     Financial Statements

              Consolidated Balance Sheets as of
              December 31, 1998 and October 1, 1999        .................................................          3

              Consolidated Statements of Operations
              for the Three and Nine Month Periods Ended
              September 25, 1998 and October 1, 1999       .................................................          4

              Consolidated Statements of Cash Flows
              for the Nine Month Periods Ended
              September 25, 1998 and October 1, 1999       .................................................          5

              Consolidated Statements of Comprehensive Income
              for the Nine Month Periods Ended
              September 25, 1998 and October 1, 1999       .................................................          6

              Notes to Consolidated Financial Statements
              December 31, 1998 and October 1, 1999        .................................................          7

            ITEM 2.     Management's Discussion and Analysis of Financial
                           Condition and Results of Operations  ............................................         10

PART II.      OTHER INFORMATION

            ITEM 1.     Legal Proceedings                  .................................................         19

            ITEM 6.     Exhibits and Reports on Form 8-K   .................................................         19

                             3D SYSTEMS CORPORATION
                           Consolidated Balance Sheets
                                   (Unaudited)

                                 ASSETS                                         December 31, 1998         October 1, 1999
                                                                            -----------------------    ----------------------
Current assets:
  Cash and cash equivalents                                                         $ 15,911,793           $ 10,714,719
  Short-term investments                                                               3,484,641                      -
  Accounts receivable, less allowances for
   doubtful accounts of $944,144 (1998) and $1,547,440 (1999)                         24,486,730             27,123,541
  Current portion of lease receivables                                                 2,069,126              1,205,649
  Inventories                                                                         10,829,346             12,739,539
  Deferred tax assets                                                                  2,063,163              2,063,163
  Prepaid expenses and other current assets                                            1,916,149              2,055,113
                                                                                    ------------           ------------
       Total current assets                                                           60,760,948             55,901,724

Property and equipment, net                                                           16,327,078             15,487,445
Licenses and patent costs, net                                                         5,120,672              9,450,453
Deferred tax assets                                                                    5,069,796              6,763,777
Lease receivables, less current portion                                                5,801,788              2,242,328
Other assets                                                                           2,022,316              1,733,327
                                                                                    ------------           ------------
                                                                                    $ 95,102,598           $ 91,579,054
                                                                                    ============           ============
                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                  $  4,849,905           $  6,471,878
  Accrued liabilities                                                                  8,161,684              8,842,318
  Current portion of long-term debt                                                      100,000                110,000
  Customer deposits                                                                      330,162                515,484
  Deferred revenues                                                                    9,013,559              7,345,934
                                                                                    ------------           ------------
       Total current liabilities                                                      22,455,310             23,285,614

Other liabilities                                                                      1,485,378              4,619,348
Long-term debt, less current portion                                                   4,605,000              4,495,000
                                                                                    ------------           ------------
                                                                                      28,545,688             32,399,962
                                                                                    ------------           ------------
Stockholders' equity:
  Preferred stock, $.001 par value.  Authorized 5,000,000
    shares; none issued
  Common stock, $.001 par value.  Authorized 25,000,000
    shares; issued 11,614,317 and outstanding 11,389,317 (1998)
      and issued 11,648,993 and outstanding 11,423,993 (1999)                             11,614                 11,649
  Capital in excess of par value                                                      74,834,225             74,979,474
  Notes receivable from officers                                                        (360,000)              (300,000)
  Accumulated deficit                                                                 (6,765,447)           (13,717,437)
  Accumulated other comprehensive income (loss)                                          376,459               (254,653)
  Treasury stock, at cost, 225,000 shares (1998) and 225,000 shares (1999)            (1,539,941)            (1,539,941)
                                                                                    ------------           ------------
        Total stockholders' equity                                                    66,556,910             59,179,092
                                                                                    ------------           ------------
                                                                                    $ 95,102,598           $ 91,579,054
                                                                                    ============           ============

See accompanying notes to consolidated financial statements

                             3D SYSTEMS CORPORATION
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                    Three Month Periods Ended                 Nine Month Periods Ended
                                              -------------------------------------     -------------------------------------
Sales:                                        September 25, 19998   October 1, 1999     September 25, 1998    October 1, 1999
                                              -------------------   ---------------     ------------------    ---------------
  Products                                       $ 14,665,015         $ 16,264,271         $ 45,907,372         $ 46,299,386
  Services                                          8,676,773            7,633,281           24,943,325           22,294,838
                                                 ------------         ------------         ------------         ------------
     Total sales                                   23,341,788           23,897,552           70,850,697           68,594,224
                                                 ------------         ------------         ------------         ------------

Cost of sales:
  Products                                          7,628,473            8,452,602           23,957,050           25,602,259
  Services                                          5,631,317            5,336,624           16,671,213           15,310,913
                                                 ------------         ------------         ------------         ------------
     Total cost of sales                           13,259,790           13,789,226           40,628,263           40,913,172
                                                 ------------         ------------         ------------         ------------

Gross profit                                       10,081,998           10,108,326           30,222,434           27,681,052
                                                 ------------         ------------         ------------         ------------

Operating expenses:
  Selling, general and administrative               7,559,076            8,367,967           21,677,645           26,929,476
  Research and development                          1,946,984            2,015,712            6,827,029            6,891,099
  Other                                                    --            1,195,875                   --            3,895,875
                                                 ------------         ------------         ------------         ------------
     Total operating expenses                       9,506,060           11,579,554           28,504,674           37,716,450
                                                 ------------         ------------         ------------         ------------

Income (loss) from operations                         575,938           (1,471,228)           1,717,760          (10,035,398)

Interest income                                       264,969              141,401              649,611              404,578
Interest and other expense                           (139,553)             (77,248)            (312,136)            (210,981)
                                                 ------------         ------------         ------------         ------------
Income before provision for income taxes              701,354           (1,407,075)           2,055,235           (9,841,801)

Provision for (benefit from) income taxes             224,433             (393,982)             698,291           (2,889,811)
                                                 ------------         ------------         ------------         ------------

Net income (loss)                                $    476,921         $ (1,013,093)        $  1,356,944         $ (6,951,990)
                                                 ============         ============         ============         ============

Weighted average shares outstanding                11,362,729           11,287,842           11,333,189           11,319,951
                                                 ============         ============         ============         ============

Net income (loss) per common share               $       0.04         $      (0.09)        $       0.12         $      (0.61)
                                                 ============         ============         ============         ============

Weighted average shares outstanding
  and dilutive shares                              11,565,468           11,287,842           11,535,928           11,319,951
                                                 ============         ============         ============         ============

Net income (loss) per common share
  assuming dilution                              $       0.04         $      (0.09)        $       0.12         $      (0.61)
                                                 ============         ============         ============         ============

See accompanying notes to consolidated financial statements.

                               3D SYSTEMS CORPORATION
                        Consolidated Statements of Cash Flows
                                     (Unaudited)

                                                                                        Nine Month Periods Ended
                                                                               ------------------------------------------
                                                                               September 25,1998          October 1, 1999
                                                                               ------------------       -----------------
OPERATING ACTIVITIES:
  Net income (loss)                                                               $  1,356,944           $ (6,951,990)
  Adjustments to reconcile net income to net cash provided by (used for)
   operating activities:
      Deferred income taxes                                                            829,913             (1,693,981)
      Depreciation and amortization                                                  4,009,019              4,270,469
      Increase (decrease) in cash resulting from changes in:
         Accounts receivable                                                        (2,125,875)            (4,424,721)
         Lease receivables                                                          (1,907,014)             4,422,936
         Inventories                                                                    99,091             (3,074,348)
         Prepaid expenses and other current assets                                  (1,027,795)              (138,964)
         Other assets                                                                 (433,691)                76,745
         Accounts payable                                                              (12,842)             1,768,136
         Accrued liabilities                                                          (142,855)               680,638
         Customer deposits                                                             317,154                185,322
         Deferred revenues                                                           1,613,377             (1,667,626)
         Other liabilities                                                             456,653              3,133,970
                                                                                  ------------           ------------
            Net cash provided by (used for) operating activities                     3,032,079             (3,413,414)

INVESTING ACTIVITIES:
  Purchase of property and equipment                                                (3,806,882)            (5,002,522)
  Disposition of property and equipment                                              1,841,918              2,401,303
  Purchase of licenses and patents                                                    (580,520)            (4,947,157)
  Purchase of short-term investments                                                (6,647,458)              (497,598)
  Proceeds from short-term investments                                               5,646,882              3,982,239
                                                                                  ------------           ------------
            Net cash used for investing activities                                  (3,546,060)            (4,063,735)

FINANCING ACTIVITIES:
  Exercise of stock options and warrants                                               513,721                205,284
  Repayments of note payable                                                           (95,000)              (100,000)
  Purchase of treasury stock                                                        (1,375,003)                     -
                                                                                  ------------           ------------
            Net cash (used for) provided by financing activities                      (956,282)               105,284

  Effect of exchange rate changes on cash                                              659,792              2,174,791
                                                                                  ------------           ------------

Net decrease in cash and cash equivalents                                             (810,471)            (5,197,074)
Cash and cash equivalents at the beginning of the period                            12,694,831             15,911,793
                                                                                  ------------           ------------

Cash and cash equivalents at the end of the period                                $ 11,884,360           $ 10,714,719
                                                                                  ============           ============

See accompanying notes to consolidated financial statements.

                             3D SYSTEMS CORPORATION
                 Consolidated Statements of Comprehensive Income
                                   (Unaudited)

                                                                                        Nine Month Periods Ended
                                                                                --------------------------------------
                                                                                September 25, 1998     October 1, 1999
                                                                                ------------------     ---------------
Net income (loss)                                                                  $ 1,356,944          $(6,951,990)
Foreign currency translation                                                           459,124             (631,112)
                                                                                   -----------          -----------

      Comprehensive income (loss)                                                  $ 1,816,068          $(7,583,102)
                                                                                   ===========          ===========

See accompanying notes to consolidated financial statements.

                             3D SYSTEMS CORPORATION
                   Notes to Consolidated Financial Statements
                      December 31, 1998 and October 1, 1999
                                   (Unaudited)

(1)   Basis of Presentation

      The accompanying unaudited consolidated financial statements of 3D Systems Corporation and its subsidiaries (the "Company") are prepared in accordance with instructions to Form 10-Q and, in the opinion of management, include all material adjustments (consisting only of normal recurring accruals) which are necessary for the fair presentation of results for the interim periods. The Company reports its interim financial information on a 13 week basis ending the last Friday of each quarter, and reports its annual financial information through the calendar year ended December 31. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The results of the nine month period ended October 1, 1999 are not necessarily indicative of the results to be expected for the full year.

(2)   Inventories

                                                December 31, 1998          October 1, 1999
                                            ------------------------   -----------------------
             Raw materials                  $             1,138,415    $            4,082,305
             Work in progress                               818,839                   930,030
             Finished goods                               8,872,092                 7,727,204
                                            ========================   =======================
                                            $            10,829,346    $           12,739,539
                                            ========================   =======================

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

(4)   Interest Income and Interest and Other Expenses

      This primarily consists of interest income, interest expense and other expenses related to investment and leasing activities.

                             3D SYSTEMS CORPORATION
             Notes to Consolidated Financial Statements (Continued)
                      December 31, 1998 and October 1, 1999
                                   (Unaudited)

(5)    Computation of Earnings Per Share

       In accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share", the following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share share (EPS) computations for the nine month periods ended September 25, 1998 and October 1, 1999:

                                                                                           1998                     1999
                                                                                       -------------            --------------

       NET INCOME (LOSS):  numerator for net income (loss) per common share and
       net income (loss) per common share assuming dilution                          $    1,356,944           $    (6,951,990)

       WEIGHTED AVERAGE SHARES:  denominator for net income (loss) per common
       share-weighted average shares                                                     11,333,189                11,319,951

       EFFECT OF DILUTIVE SECURITIES FROM STOCK OPTIONS:  assumed conversions               202,739                       ---

       ADJUSTED WEIGHTED AVERAGE SHARES AND ASSUMED CONVERSIONS:

       Denominator for net income (loss) per common share, assuming dilution             11,535,928                11,319,951

       Common shares related to stock options and stock warrants that are antidilutive amounted to approximately 980,354 shares and 2,205,986 shares for the nine months ended September 25, 1998 and October 1, 1999, respectively.

(6)    Geographic Segment Information

       All of the Company's assets are devoted to the manufacture and sale of Company systems, together with related supplies and services. The Company attributes revenues to geographic areas based on shipment in the country of origination.

       Summarized data for the Company's operations are as follows:


                                                                                   Rest of
                                                            USA        Germany      Europe       Asia      Eliminations     Total
                                                         --------------------------------------------------------------------------
                                                                                        (In thousands)

       For the three months ended September 25, 1998:
         Sales to unaffiliated customers                    13,409       4,325        3,596       2,012           ---       23,342
         Inter-area sales                                   (5,950)       (350)         ---         ---         6,300          ---
         Income (loss) from operations                        (314)        557          496         ---          (163)         576
       For the three months ended October 1, 1999:
         Sales to unaffiliated customers                    14,983       4,802        3,073       1,040           ---       23,898
         Inter-area sales                                   (4,585)       (336)         ---         ---         4,921          ---
         Income (loss) from operations                      (1,186)        125          180         ---          (590)      (1,471)

       Inter-area sales to the Company's foreign subsidiaries are recorded at amounts consistent with prices charged to distributors, which are above cost.

                             3D SYSTEMS CORPORATION
             Notes to Consolidated Financial Statements (Continued)
                      December 31, 1998 and October 1, 1999
                                   (Unaudited)

(7)   Other Operating Expenses

      Other operating expenses are comprised of litigation and settlement costs and costs associated with a formal restructuring plan of the Company as noted in the table below:

                                                                            1999 Activity to Date
                                                   -------------------------------------------------------------------------
                                                      Provision                   Costs                     Accrual as of
                                                      Recorded                   Incurred                  October 1, 1999
                                                   ----------------           ---------------             ------------------

      Litigation and Settlement Costs            $        407,000           $       407,000             $                 -
      Restructuring Costs
            Employee Related Costs                       1,841,000                   292,000                      1,549,000
            Exit Plan Costs                              1,648,000                   334,000                      1,314,000
                                                   ----------------           ---------------             ------------------
                         Total                   $       3,896,000          $      1,033,000            $         2,863,000
                                                   ================           ===============             ==================

      The litigation and settlement costs of $407,000 relates to a complaint filed against the Company by Centuri Corp. and Cox Acquisition Corp. (the "Centuri Litigation") on September 16, 1997. The parties settled the Centuri Litigation pursuant to an agreement which provides for the confidentiality of the settlement terms. No liability of any party was admitted.

      During May 1999, the Company completed a review of its operations to identify opportunities to improve operating effectiveness. As a result of this review, management initiated a formal restructuring plan, with the concurrence of the Board of Directors, and the Company recorded a pretax restructuring charge to operations of approximately $2.3 million. The restructuring charge was comprised of employee related costs and exit plan costs resulting primarily from the Company's plan to exit certain legal structures and facilities. The employee related costs reflect the costs associated with the restructuring of several management positions. Exit plan costs include $600,000 of asset impairments, $578,000 of legal structure exit costs and $470,000 of estimated net losses on subleases or lease cancellation penalties. The restructuring plan specifically identified five facilities to be closed, including one operations facility and four sales offices worldwide. The Company expects to complete implementation of the plan by the end of the first quarter of 2100.

      In September 1999, the Company recorded an additional $1,196,000 of non-recurring expense associated with the restructuring of another management position. The costs are reflected in the Employee Related Costs noted above. Payments to the former executive will be made over a five year period ending in 2004 pursuant in part to an employment agreement.

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

OVERVIEW

The Company develops, manufactures and markets worldwide solid imaging systems designed to rapidly produce physical objects from the digital output of solid or surface data from computer aided design and manufacturing ("CAD/CAM") and related computer systems. The Company's solid imaging systems include SLA-TM- Industrial Systems ("SLA") and Solid Object Printers. The
SLA Industrial Systems use the Company's proprietary stereolithography technology, a solid imaging process whereby a laser beam exposes and solidifies successive layers of photosensitive resin until the desired object is formed to precise specifications in hard plastic. The solid object printers, sold as the Actua 2100 and ThermoJet-TM-, utilize hot melt ink jetting technology to print models in successive layers with a special thermopolymer material. These objects can be used for concept models, engineering prototypes, patterns and masters for molds and other applications.

The Company has sold over 1,450 solid imaging systems since 1988, and its customers include major corporations in a broad range of industries including manufacturers of automotive, aerospace, computer, electronic, consumer, and medical products. The Company's revenues are generated by product and service sales. Product sales are comprised of sales of systems and related equipment, materials, software, and other component parts, as well as rentals of systems and royalties received from the licensing of the Company's technology. Service sales include revenues from a variety of on-site maintenance services, customer training, services provided by the Company's Technology Centers and 3D Keltool-Registered Trademark- licensing and support services.

RECENT DEVELOPMENTS

During the first half of 1999, the Company introduced several new products to expand the use of and applications of the its solid imaging systems. At the top of the product line, the Company launched the SLA 7000, a premium priced high performance SLA industrial system. This system significantly increases the speed of producing solid images and provides for higher quality resolution. The ThermoJet solid object printer was also announced late in the first quarter, as a replacement for the Company's Actua 2100. The ThermoJet produces solid images significantly faster than its predecessor, with improved reliability, and has a list price 20% below that of the forner model. In addition, the Company launched a series of new materials to support its new and existing systems. As part of the Company's strategy to expand the use of solid object printing, and to improve the returns from recurring revenue streams from materials, the Company took a number of actions during the first half of 1999 to initiate the manufacturing of its own proprietary materials for the ThermoJet printer at its facility in Grand Junction, Colorado.

Late in the first half of 1999, the Company experienced a number of key management changes, including the resignation of its President and COO. This, coupled with the Company's results in the first half, led to the initiation of a restructuring program late in the second quarter of 1999 and a review of the Company's operations. Upon completion of the review, the Company undertook certain operational changes and replacement of certain key executives (See Note 7 - Notes to Consolidated Financial Statements). In conjunction with this restructuring program, the Company hired Regent Pacific Management Corp. ("Regent Pacific") to fill certain key executive positions for the next year, including Chief Executive Officer, Chief Financial Officer and Vice President of Sales and Marketing, and to assist the Company in further developing and implementing a plan to improve operational and financial performance. Implementation of major components of this operating plan, including margin improvements, operating savings and workforce reductions are expected to begin in the fourth quarter of 1999, with the expectation of realizing the initial impact of these reductions in the first quarter of 2100. However, this is a forward looking statement and is subject to uncertainties. For example, the new operating plan may not be completely implemented on the expected timeline or may not be as effective as anticipated.

RESULTS OF OPERATIONS

The following table sets forth the percentage relationship of certain items from the Company's Statement of Operations and Total Revenues:

                          Percentage of Total Revenues

                                                    Three Month Periods Ended                    Nine Month Periods Ended
                                             -----------------------------------------   -----------------------------------------
     Sales:                                   September 25, 1998      October 1, 1999     September 25, 1998     October 1, 1999
                                             ----------------------   ----------------   ---------------------   -----------------
       Products                                              62.8%              68.1%                   64.8%               67.5%
       Services                                              37.2%              31.9%                   35.2%               32.5%
                                             ----------------------   ----------------   ---------------------   -----------------
          Total sales                                       100.0%             100.0%                  100.0%              100.0%
                                             ----------------------   ----------------   ---------------------   -----------------

     Cost of Sales:
       Products                                              32.7%              35.4%                   33.8%               37.3%
       Services                                              24.1%              22.3%                   23.5%               22.3%
                                             ----------------------   ----------------   ---------------------   -----------------
         Total cost of sales                                 56.8%              57.7%                   57.3%               59.6%
                                             ----------------------   ----------------   ---------------------   -----------------

     Total gross profit                                      43.2%              42.3%                   42.7%               40.4%
     Gross profit - products                                 48.0%              48.0%                   47.8%               44.7%
     Gross profit - services                                 35.1%              30.1%                   33.2%               31.3%
     Selling, general and administrative expenses            32.4%              35.0%                   30.6%               39.3%
     Research and development expenses                        8.3%               8.4%                    9.6%               10.0%
     Income (loss) from operations                            2.5%              -6.2%                    2.4%              -14.6%
     Interest income, net                                     0.5%               0.3%                    0.5%                0.3%
     Provision for (benefit from) income taxes                1.0%              -1.6%                    1.0%               -4.2%
     Net income (loss)                                        2.0%              -4.2%                    1.9%              -10.1%

                             3D SYSTEMS CORPORATION
           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (Continued)

The following table sets forth for the periods indicated total revenues attributable to each of the Company's major products and services groups, and those revenues as a percentage of total sales:

                                               Three Month Periods Ended                        Nine Month Periods Ended
                                       -------------------------------------------------------------------------------------------
                                         September 25, 1998         October 1, 1999      September 25, 1998       October 1, 1999
                                       -----------------------   ------------------   -------------------------   ----------------
Products:                                                            (in thousands except percentages)

  Systems and related equipment           $            10,407    $        11,378        $               32,046     $       31,771
  Materials                                             3,582              4,427                        11,019             12,872
  Other                                                   676                459                         2,842              1,656
                                       -----------------------   ----------------      ------------------------   ----------------
      Total products                                   14,665             16,264                        45,907             46,299
                                       -----------------------   ----------------      ------------------------   ----------------

Services:
  Maintenance                                           7,599              6,937                        21,408             19,772
  Other                                                 1,078                697                         3,536              2,523
                                       -----------------------   ----------------      ------------------------   ----------------
      Total services                                    8,677              7,634                        24,944             22,295
                                       -----------------------   ----------------      ------------------------   ----------------
Total sales                               $            23,342      $      23,898        $               70,851     $       68,594
                                       =======================   ================      ========================   ================

Products:
  Systems, and related equipment                        44.6%              47.6%                         45.2%              46.3%
  Materials                                             15.3%              18.5%                         15.6%              18.8%
  Other                                                  2.9%               1.9%                          4.0%               2.4%
                                       -----------------------   ----------------      ------------------------   ----------------
      Total products                                    62.8%              68.0%                         64.8%              67.5%
                                       -----------------------   ----------------      ------------------------   ----------------

Services:
  Maintenance                                           32.6%              29.1%                         30.2%              28.8%
  Other                                                  4.6%               2.9%                          5.0%               3.7%
                                       -----------------------   ----------------      ------------------------   ----------------
      Total services                                    37.2%              32.0%                         35.2%              32.5%
                                       -----------------------   ----------------      ------------------------   ----------------
Total sales                                            100.0%             100.0%                        100.0%             100.0%
                                       =======================   ================      ========================   ================

                             3D SYSTEMS CORPORATION
           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (Continued)

THREE MONTH PERIOD ENDED OCTOBER 1, 1999 COMPARED TO THE THREE MONTH PERIOD ENDED SEPTEMBER 25, 1998.

SALES. Sales during the three month period ended October 1, 1999 (the "third quarter of 1999") were $23.9 million, an increase of 2% from the $23.3 million recorded during the three month period ended September 25, 1998 (the "third quarter of 1998").

Product sales during the third quarter of 1999 ($16.3 million) increased approximately 11% compared to the third quarter of 1998 ($14.7 million). The Company sold a total of 73 systems in the third quarter of 1999 as compared to 50 systems in the third quarter of 1998. The increase in the dollar value was due to an improved mix, as the Company sold an increased number of Solid Object Printers, and the sale of large frame, high end SLA industrial systems returned to traditional levels as seen in the same period a year ago. The Company expects this trend to continue in the coming quarters. In addition, the Company also recorded an increase in material sales revenue for both large and small frame systems from third quarter 1998 levels, due in part to the significant increase in materials sold the growing installed base for the solid object printer and continuing growth in SLA materials. While system sales do fluctuate quarter to quarter, the Company believes that the increase in total system and material sales is indicative of sales trends for the coming year. These are forward looking statements however and are subject to uncertainties. For example, the exact timing of customer requirements and the extended cycle of large dollar capital procurements in certain companies may significantly impact product sales in future quarters.

The dollar value of orders for the Company's systems in the third quarter of 1999 declined approximately 21% from the third quarter of 1998, due to a reduction in orders of SLA industrial systems. The decline in the dollar value of orders was primarily due to a significant reduction in Europe and Asia/Pacific while the U.S order level was approximately 10% above the the prior year. The Company expects the order rate in Europe and Asia/Pacific to return to historic levels, while the U.S. order rate should be higher in the fourth quarter of 1999. This is a forward looking statement and, as with other such statements, is subject to uncertainties. For example, a change in U.S. economic conditions or a shift in European economic and political conditions could cause delays in customer orders which could lead to a lower order level.

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

Service sales during the third quarter of 1999 ($7.6 million) decreased approximately 12% compared to the third quarter of 1998 ($8.7 million), primarily as a result of a spike above historic levels which occurred in the third quarter of 1998, caused by an increase in "out of warranty" field maintenance work provided on a "time and materials" basis in the third quarter of 1998. In addition, the Company experienced lower levels of activity in customer training and the Techology Center. The Company expects service revenues to remain at current levels given strong large frame SLA sales in the late third quarter, which had been weaker in the first half of 1999, along with the continued growth in small size solid imaging systems. This is a forward looking statement and, as with other such statements, is subject to uncertainties. For example, the exact timing of field maintenance work and contract renewal, a decline in large frame SLA sales, or the fluctuations in use of the Company's Technology and Training centers can significantly impact the results on a quarter to quarter basis.

                             3D SYSTEMS CORPORATION
           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (Continued)

COST OF SALES. Cost of sales increased to $13.8 million (58% of sales) in the third quarter of 1999 from $13.3 million (57% of sales) in the third quarter of 1998 as margins decreased from historic highs in the third quarter of 1998.

Product cost of sales as a percentage of product sales remained constant at approximately 52% for the third quarter 1999 compared to approximately 52% in the third quarter of 1998. While the Company saw a change in product mix to lower margin small size solid object printers, this was offset by increases in SLA system margins. The Company's costs of product sales and corresponding gross profit margins are affected by several factors, including but not limited to sales mix, distribution channels, volume and fluctuations in foreign currency exchange rates and, therefore, may vary in future periods from those experienced during the third quarter of 1999.

Service cost of sales as a percentage of service sales increased to approximately 70% in the third quarter of 1999 from approximately 65% in the third quarter of 1998. The increase is the result of a spike in "time and materials" billings related to increased "out of warranty" field maintenance work in the third quarter of 1998 as these billings represented a higher margin activity. As the Company's installed base increases, the Company expects service cost of sales to increase in this segment of service work, since this activity produces lower margins than new service.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("S,G&A") expenses increased approximately $.8 million or 11% in the third quarter of 1999 as compared to the third quarter of 1998. The increase was primarily the result of increased administrative costs in the Company's European operations and additional professional fees related to the Company's ongoing operations. The Company expects S,G&A expenses to remain at current levels in the fourth quarter of 1999, but should decline in future quarters as a result of the Company's new operating plan. However, this is a forward looking statement and is subject to uncertainties. For example, a significant increase in unit shipments could cause a further increase in commissions or the acceleration of litigation costs associated with the protection of the Company's patents could result in a substantial increase in S,G&A expenses. However, this is a forward looking statement and is subject to uncertainties. For example, a significant increase in unit shipments could cause a further increase in commissions, or the acceleration of litigation costs associated with the protection of the Company's patents could result in a substantial increase in S,G&A expenses, or the new operating plan may not be completely implemented on the expected timeline or may not be as effective as anticipated.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development ("R&D") expenses during the third quarter of 1999 increased approximately $.1 million or 4% compared to the third quarter of 1998, and expenditures for both periods were approximately 8% of revenues. Based on the Company's new operating plan to better focus its current development goals on near term results, versus historical expenditures related to research and development, the Company anticipates for the foreseeable future, research and development expenses will be below historic level of 10% and range between 6% and 8% of sales. However, this is a forward looking statement and, as with any such statement, is subject to uncertainties. For example, if total sales of the Company for any particular period do not meet the anticipated sales of the Company for that period, research and development expenses as a percentage of sales may exceed 8%.

OTHER. The Company incurred approximately $1.2 million of other non-recurring expense during the third quarter of 1999 associated with a formal restructuring plan involving certain employee related costs. (See Note 7 - Notes to Consolidated Financial Statements.)

INCOME (LOSS) FROM OPERATIONS. Operating loss for the third quarter of 1999 was 6% of total sales compared to operating income of 2% of total sales in the third quarter of 1998. This loss is primarily attributable to the non-recurring charge to operations of $1.2 million, and increased selling, general and administrative expenses.

                             3D SYSTEMS CORPORATION
           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (Continued)

INTEREST INCOME AND INTEREST AND OTHER EXPENSES. Net other income decreased approximately 49% in the third quarter of 1999 ($64,000) compared to the third quarter 1998 ($125,000) due primarily to a decrease in interest income. This decrease is the result of the lower investment balances and a decision by the Company to reduce the equipment lease portfolio in 1999 as compared to 1998, by selling $2.2 million of its lease portfolio in May of 1999.

                             3D SYSTEMS CORPORATION
           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (Continued)

NINE MONTH PERIOD ENDED OCTOBER 1, 1999 COMPARED TO THE NINE MONTH PERIOD ENDED SEPTEMBER 25, 1998.

SALES. Sales during the nine month period ended October 1, 1999 (the "first nine months of 1999") were $68.6 million, a decrease of approximately 3% from the $70.9 million recorded during the nine month period ended September 25, 1998 (the "first nine months of 1998").

Product sales during the first nine months of 1999 ($46.3 million) increased approximately 1% from the $45.9 million in product sales in the first nine months of 1998. The Company sold a total of 214 systems in the first nine months of 1999, compared to 161 systems in the first nine months of 1998, with the increase primarily from higher sales of small size solid imaging systems. The increase in the dollar value of product sales was due primarily to growth in sales of materials for the first nine months of 1999 compared to the same period a year ago, as the Company's installed base of machines continues to grow.

Orders, on a dollar value basis, for the Company's systems in the first nine months of 1999 as compared to the first nine months of 1998 decreased substantially due to the reduction in orders of large frame SLA industrial systems in the first half of 1999. Sales of these large frame SLA industrial machines returned to historic levels in the third quarter of 1999.

Service sales during the first nine months of 1999 decreased $2.6 million, or approximately 11% compared to the first nine months of 1998. This decrease is the result of a decline in sales of large frame SLA industrial systems during the first six months of 1999 as compared to 1998. In addition, Technology Center revenues remained at the low levels experienced in the first half of 1999 and, in the first half of 1999, the Company sold the St. Paul, Minnesota 3D Keltool inserts operation to Rapid Tooling Technologies, a subsidiary of Rapid Design Technologies, causing a decline in insert revenues in the period. The Company expects service sales to remain consistent with current levels in the fourth quarter of 1999. However, this is a forward looking statement and is subject to uncertainties. For example, the exact timing of field maintenance work and contract renewal, a decline in large frame SLA sales, or the fluctuations in use of the Company's Technology and Training centers can significantly impact the results on a quarter to quarter basis.

COST OF SALES. Cost of sales increased to $40.9 million or 60% of sales in the first nine months of 1999 from $40.6 million or 57% of sales in the first nine months of 1998.

Product cost of sales as a percentage of product sales increased to 55% in the first nine months of 1999 compared to 52% in the first nine months of 1998. The increase in the percentage of product costs to product sales was due primarily to a the change in product mix, as shipments of the Company's small size solid imaging systems increased and large frame SLA industrial systems were lower in the first half of 1999. The Company does not believe this shift away from large systems is indicative of the mix of products to be sold in future periods. However, this is a forward looking statement and is subject to uncertainties. The Company's cost of product sales and corresponding gross profit margins are affected by several factors, including but not limited to sales mix, distribution channels, and fluctuations in foreign currency exchange rates and, therefore, may vary in future periods from those experienced during the first nine months of 1999.

Service cost of sales as a percentage of service sales increased slightly to 69% in the first nine months of 1999 compared to 67% in the first nine months of 1998 due to a spike in high margin activity in third quarter 1998.

                             3D SYSTEMS CORPORATION
           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (Continued)



SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("S,G&A") expenses increased approximately $5.3 million or 24% in the first nine months of 1999 compared to the first nine months of 1998. This is primarily a result of costs associated with the launch of new products along with the overall build up of the sales and marketing department that occurred during fourth quarter of 1998 and first quarter of 1999. In addition, the Company incurred S,G&A costs associated with the sale of its St. Paul, Minnesota 3D Keltool insert operations and legal expenses associated with the protection of certain patents owned by the Company. The Company expects S,G&A expenses to remain at current levels in the fourth quarter of 1999, but should decline in future quarters as a result of the Company's new operating plan. However, this is a forward looking statement and is subject to uncertainties. For example, a significant increase in unit shipments could cause a further increase in commissions, or the acceleration of litigation costs associated with the protection of the Company's patents could result in a substantial increase in S,G&A expenses, or the new operating plan may not be completely implemented on the expected timeline or may not be as effective as anticipated.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses ($6.9 million) remained at the same level for the first nine months of 1999 as compared to the first nine months of 1998, which was approximately 10% of revenues. Based on the Company's new operating plan to better focus its current development goals on near term results, versus historical expenditures related to research and development, the Company anticipates for the foreseeable future, research and development expenses will be below the historic level of 10% and range between 6% and 8% of sales. However, this is a forward looking statement and, as with any such statement, is subject to uncertainties. For example, if total sales of the Company for any particular period do not meet the anticipated sales of the Company for that period, research and development expenses as a percentage of sales may exceed 8%.

OTHER. The Company incurred $3.9 million of other expenses during the first nine months of 1999. These costs are litigation and settlement costs related to the Centuri Litigation and non-recurring charges associated with a formal restructuring plan involving certain employee related costs and exit plan costs. (See Note 7 - Notes to Consolidated Financial Statements.)

INCOME (LOSS) FROM OPERATIONS. Operating loss for the first nine months of 1999 was 15% of total sales compared to operating income of 2% of total sales in the first nine months of 1998. This is primarily attributable to increased sales and marketing expenses related to new product launches, lower sales of large frame, high-end SLA industrial Systems in the first half, increased sales of lower-end solid imaging systems, and the non-recurring charge to operations of $3.9 million.

INTEREST INCOME AND INTEREST AND OTHER EXPENSE. Net other income decreased approximately 43% in the first nine months of 1999 ($.2 million) compared to the first nine months of 1998 ($.3 million) due primarily to a decrease in interest income. This decrease is the result of the lower investment balances and a smaller equipment lease portfolio in the first nine months of 1999 as compared to the first nine months of 1998, as the Company sold off $2.2 million of its lease portfolio in May of 1999.

                             3D SYSTEMS CORPORATION
           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (Continued)

LIQUIDITY AND CAPITAL RESOURCES

                                                                     December 31, 1998           October 1, 1999
                                                                   -----------------------    ----------------------
Cash and cash equivalents                                        $             15,911,793   $            10,714,719
Short-term investments                                                          3,484,641                        --
Working capital                                                                38,305,638                32,616,110

                                                                               Nine Month Periods Ended
                                                                   -------------------------------------------------
                                                                       September 25, 1998        October 1, 1999
                                                                   -----------------------    ----------------------
Cash provided by (used for) operating activities                 $              3,032,079   $            (3,413,414)
Cash (used for) investing activities                                           (3,546,060)               (4,063,735)
Cash provided by (used for) financing activities                                 (956,282)                  105,284

Operating activities in the first nine months of 1999 had a net use of cash of $3.4 million compared to net cash provided of $3.0 million in the same period a year ago. The change in cash flow for the first nine months of 1999 as compared to the first nine months of 1998 is primarily the result of the net loss, increased inventories of finished goods and service parts in Europe, and a reduction in deferred revenues due to lower shipments of large frame SLA industrial systems, partially offset by a decrease in lease receivables primarily due to the Company's decision to sell $2.2 million of its lease portfolio. By the end of 1999, the Company expects to have implemented a new operating plan, a component of which should allow the Company to exercise greater control over cash flow and working capital availability. However, this is a forward looking statement and is subject to uncertainties. For example, the new operating plan may not be completely implemented on the expected timeline or may not be as effective as anticipated.

Net cash used for investing activities during the first nine months of 1999 totaled $4.1 million and was primarily the result of net additions to property and equipment ($2.6 million) and license and patent costs ($4.9 million) partially offset by the liquidation of short term investments ($3.5 million).

Net cash provided by financing activities during the first nine months of 1999 was primarily the result of the exercise of stock options.

During the third quarter of 1999, the Company allowed its credit facility with Silicon Valley Bank to expire. Currently, the Company is evaluating its capital needs and has begun initial discussions with several institutions to provide capital funding. The Company expects, if appropriate, to have a credit facility in place by the beginning of the first quarter. This is a forward looking statement however and is subject to uncertainties. For example, significant changes in interest rates could have an adverse impact on the Company's ability to secure its primary choice of credit facility alternatives.

From time to time the Company considers the acquisition of businesses, products or technologies complementary to the Company's current business although it has no current commitments or agreements with respect to any such transactions. Should the Company decide to pursue such a transaction, the Company may require additional funds.

The Company has established a team to address issues raised by the initial introduction of the Single European Currency ("Euro") on January 1, 1999 and the potential impacts identified during the transition period through to January 1, 2002. The Company substantially completed the modifications to its internal systems that will be affected by the initial introduction of the Euro during the third quarter 1999 and expects all modifications to be complete by the end of the fourth quarter 1999. The Company does not presently expect that the introduction and use of the Euro will materially affect the Company's foreign exchange position nor result in any material increase in costs to the Company. While the Company will continue to evaluate the impact of the Euro introduction over time, based on currently available information, management does not believe that the introduction of the Euro currency will have a material adverse impact on the Company's financial condition or overall trends in results of operations.

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

The Company believes its current products are Year 2000 compliant. In addition, the Company has evaluated all products sold since inception for Year 2000 readiness and has provided the results of the analysis and potential impacts and resolutions to its customers. Current information on the Company's Y2K status can be found on the Internet at http://www.3dsystems.com. In the fourth quarter of 1998, the Company completed the evaluation of substantially all its products, and the necessary upgrade pathways to its customers were completed during the first quarter of 1999. The Company has completed its plan to have the actual software patches that may be required available for customers in the third quarter 1999. The Company believes that all products will meet basic functionality requirements. Since all specific customer situations and uses cannot be anticipated, the Company may see an increase in warranty and other claims as a result of the Year 2000 transition. For these reasons, the impact of customer claims could have a material adverse impact on the Company's results of operations and financial condition.

The Company is finalizing the comprehensive evaluation of its internal business systems. Certain critical infrastructure and information systems have been upgraded to meet Year 2000 requirements. These upgrades will also have the benefit of meeting the Euro currency requirements and expanding the capability of the Company. At the completion of these current projects, the Company will have completed transaction testing to evaluate compliance of the overall system infrastructure. To date, the Company has completed the risk analysis on all U.S.-based systems and has substantially completed all infrastructure upgrades in the U.S. In the first quarter 1999, the Company completed the implementation of the Year 2000 compliance upgrades for its core enterprise wide systems, substantially completed the risk analysis of foreign operations, began implementation of infrastructure upgrades in Europe and Asia/Pacific, and launched software upgrade projects for its European sites that will be Year 2000 and Euro compliant. The Company has completed the majority of offshore infrastructure upgrades and during the third quarter of 1999 substantially completed the testing on the European software implementation which the Company expects to finalize in the fourth quarter of 1999. The Company believes that the vast majority of Y2K-related issues with respect to internal business systems have been inventoried, analyzed, and were resolved by the end of the third quarter 1999 and that certification and final testing will be completed in the fourth quarter 1999.

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

The Company is continuing to review its critical suppliers to determine that the suppliers' operations and the products and services they provide are Year 2000 compliant. The Company has completed a survey of key suppliers and evaluated their individual risk potential as well as the risk potential of their suppliers. In addition, the Company has conducted site surveys of certain critical or sole source suppliers. The Company has completed evaluation of its next tier suppliers and evaluated their risk potential. Currently, the Company's contingency strategies include seeking alternative sources of supplies or acquiring sufficient material to support the Company's operations for the second half of 2100. Though the Company believes it has sufficient alternatives and liquidity to meet this contingency strategy, such failures of suppliers remain a possibility and could have a material adverse impact on the Company's results of operations or financial condition.

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

                             3D SYSTEMS CORPORATION

PART II - OTHER INFORMATION

ITEM 1.       Legal Proceedings

              The Company was served with a complaint filed September 16, 1997 in the Centuri Litigation. The parties to the Centuri Litigation settled the case pursuant to an agreement which provides for the confidentiality of the settlement terms. No liability of any party was admitted.

ITEM 6.       Exhibits and Reports on Form 8-K

(a)  Exhibits

       27.  Financial data schedule.

(b) Report on Form 8-K, Item 5, dated July 22, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ H. Michael Hogan III                                      11/15/99
---------------------------------------------------       -----------------
H. Michael Hogan III                                            Date
Vice President and Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)

(Duly authorized to sign on behalf of Registrant)