Form 10-Q/A
period 1999-07-02
3 D SYSTEMS CORP
filed 2000-03-29
CIK 910638

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q/A

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


                              Yes      X          No
                                 ------------        -------------

         Shares of Common Stock, par value $0.001, outstanding as of July 31, 1999: 11,412,065

                      3D SYSTEMS CORPORATION


                                TABLE OF CONTENTS

PART I.       FINANCIAL INFORMATION                                                                            PAGE NUMBER
                                                                                                               -----------
              ITEM 1.     Financial Statements

              Financial and Accounting Developments               ............................................      3

              Consolidated Balance Sheets as of
              December 31, 1998 and July 2, 1999                  ............................................      4

              Consolidated Statements of Operations
              for the Three and Six Month Periods Ended
              June 26, 1998 and July 2, 1999                      ............................................      5

              Consolidated Statements of Cash Flows
              for the Six Month Periods Ended
              June 26, 1998 and July 2, 1999                      ............................................      6

              Consolidated Statements of Comprehensive Income
              for the Six Month Periods Ended
              June 26, 1998 and July 2, 1999                      ............................................      7

              Notes to Consolidated Financial Statements
              December 31, 1998 and July 2, 1999                  ............................................      8

            ITEM 2.     Management's Discussion and Analysis of Financial
                        Condition and Results of Operations      .............................................     14

PART II.      OTHER INFORMATION

            ITEM 1.     Legal Proceedings                        .............................................     23

            ITEM 4.     Submission of Matters to a Vote
                              of Security Holders                .............................................     23

            ITEM 6.     Exhibits and Reports on Form 8-K         .............................................     23


                             3D SYSTEMS CORPORATION




ITEM 1. FINANCIAL AND ACCOUNTING DEVELOPMENTS

     Following a review by the Company's management of its results of operations and certain transactions for the quarter ended July 2, 1999, the Company concluded that it would restate its second quarter 1999 Form 10-Q. The purpose of this Form 10-Q/A is to restate the Company's second quarter 1999 financial statements to reflect the following changes:

     - The impact of a transaction recorded by the Company's German operating subsidiary which did not fully meet all of the criteria required for revenue recognition under United States Generally Accepted Accounting Principles ("GAAP").
     - The impact of losses on three leased systems associated with a single customer which was not properly recorded.
     - The impaired value associated with discontinued products returned by customers as part of an established exchange program and other inventory impairment.
     - A change in the restructuring reserve related to the Company's European operations to amounts which are consistent with those allowed under GAAP.
     - Certain amounts in the Consolidated Statements of Cash Flows relating to accounts receivable and the effect of exchange rate changes on cash have been reclassified; however, the cash and cash equivalents at the end of the period has not changed.

     The principal effects of these changes on the accompanying financial statements are presented in Note 1 to the Consolidated Financial Statements.

     For purposes of this Form 10-Q/A, and in accordance with Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, the Company has amended and restated in its entirety each item of the 1999 second quarter From 10-Q which has been affected by the Restatement. In order to preserve the nature and character of the disclosures originally set forth in the 1999 second quarter Form 10-Q filed on August 16, 1999, this form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q, or modify or update those disclosures in any way, except as required to reflect the effects of the Restatement. The Company will file its 1999 Form 10-K on or before March 30, 2000.

                                               3D SYSTEMS CORPORATION
                                            Consolidated Balance Sheets
                                                    (Unaudited)

                                                                                                                 As Restated
                                 ASSETS                                           December 31, 1998              July 2, 1999
                                                                                ----------------------       ---------------------
Current assets:
  Cash and cash equivalents                                                        $       15,911,793           $      8,831,686
  Short-term investments                                                                    3,484,641                  2,000,000
  Accounts receivable, less allowances for
   doubtful accounts of $944,144 (1998) and $1,376,883 (1999)                              24,486,730                 25,420,066
  Current portion of lease receivables                                                      2,069,126                    711,287
  Inventories                                                                              10,829,346                 13,029,808
  Deferred tax assets                                                                       2,063,163                  2,063,163
  Prepaid expenses and other current assets                                                 1,916,149                  2,450,285
                                                                                   -------------------          -----------------
       Total current assets                                                                60,760,948                 54,506,295
Property and equipment, net                                                                16,327,078                 15,133,764
Licenses and patent costs, net                                                              5,120,672                  9,423,057
Deferred tax assets                                                                         5,069,796                  6,511,858
Lease receivables, less current portion                                                     5,801,788                  2,072,229
Other assets                                                                                2,022,316                  1,760,251
                                                                                   -------------------          -----------------
                                                                                   $       95,102,598           $     89,407,454
                                                                                   ===================          =================

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                 $        4,849,905           $      5,245,722
  Accrued liabilities                                                                       8,161,684                  8,905,057
  Current portion of long-term debt                                                           100,000                    105,000
  Customer deposits                                                                           330,162                    471,563
  Deferred revenues                                                                         9,013,559                  7,465,215
                                                                                   -------------------          -----------------
       Total current liabilities                                                           22,455,310                 22,192,557
Other liabilities                                                                           1,485,378                  3,976,925
Long-term debt, less current portion                                                        4,605,000                  4,550,000
                                                                                   -------------------          -----------------
                                                                                           28,545,688                 30,719,482
                                                                                   -------------------          -----------------
Stockholders' equity:
  Preferred stock, $.001 par value.  Authorized 5,000,000
    shares; none issued
  Common stock, $.001 par value.  Authorized 25,000,000
    shares;   issued 11,614,317 and outstanding 11,389,317 (1998)
      and issued 11,637,065 and outstanding 11,412,065 (1999)                                  11,614                     11,637
  Capital in excess of par value                                                           74,834,225                 74,932,464
  Notes receivable from officers                                                             (360,000)                  (300,000)
  Accumulated deficit                                                                      (6,765,447)               (12,994,754)
  Accumulated other comprehensive income (loss)                                               376,459                 (1,421,434)
  Treasury stock, at cost, 225,000 shares (1998) and 225,000 shares (1999)                 (1,539,941)                (1,539,941)
                                                                                   -------------------          -----------------
        Total stockholders' equity                                                         66,556,910                 58,687,972
                                                                                   -------------------          -----------------
                                                                                   $       95,102,598           $     89,407,454
                                                                                   ===================          =================

See accompanying notes to consolidated financial statements.

                                                         3D SYSTEMS CORPORATION
                                                  Consolidated Statements of Operations
                                                                (Unaudited)


                                                          Three Month Periods Ended                 Six Month Periods Ended
                                                     -----------------------------------      -----------------------------------
                                                                          As Restated                              As Restated
Sales:                                                June 26, 1998      July 2, 1999          June 26, 1998      July 2, 1999
                                                     ----------------   ----------------      -----------------  ----------------
  Products                                           $    16,715,008    $    14,206,558       $     31,242,357   $    29,484,594
  Services                                                 7,957,544          7,255,901             16,266,552        14,661,557
                                                     ----------------   ----------------      -----------------  ----------------
     Total sales                                          24,672,552         21,462,459             47,508,909        44,146,151
                                                     ----------------   ----------------      -----------------  ----------------
Cost of sales:
  Products                                                 8,436,977          8,595,267             16,328,577        17,130,247
  Services                                                 5,484,087          5,019,259             11,039,896         9,974,289
                                                     ----------------   ----------------      -----------------  ----------------
     Total cost of sales                                  13,921,064         13,614,526             27,368,473        27,104,536
                                                     ----------------   ----------------      -----------------  ----------------
Gross profit                                              10,751,488          7,847,933             20,140,436        17,041,615
                                                     ----------------   ----------------      -----------------  ----------------
Operating expenses:
  Selling, general and administrative                      7,480,037          8,713,327             14,118,569        18,943,396
  Research and development                                 2,568,411          2,432,463              4,880,045         4,875,387
  Other                                                                       2,188,000                                2,188,000
                                                     ----------------   ----------------      -----------------  ----------------
     Total operating expenses                             10,048,448         13,333,790             18,998,614        26,006,783
                                                     ----------------   ----------------      -----------------  ----------------
Income (loss) from operations                                703,040         (5,485,857)             1,141,822        (8,965,168)

Interest income                                              205,757             85,819                384,642           263,177
Interest and other expense                                  (100,128)           (82,925)              (172,583)         (133,733)
                                                     ----------------   ----------------      -----------------  ----------------
Income before provision for income taxes                     808,669         (5,482,963)             1,353,881        (8,835,724)

Provision for (benefit from) income taxes                    283,034         (1,533,537)               473,858        (2,606,417)
                                                     ----------------   ----------------      -----------------  ----------------
Net income (loss)                                    $       525,635    $    (3,949,426)      $        880,023   $    (6,229,307)
                                                     ================   ================      =================  ================
Weighted average shares outstanding                       11,347,277         11,405,789             11,318,001        11,397,775
                                                     ================   ================      =================  ================
Net income (loss) per common share                   $          0.05    $         (0.35)      $           0.08   $         (0.55)
                                                     ================   ================      =================  ================
Weighted average shares outstanding
  and dilutive shares                                     11,756,144         11,405,789             11,726,868        11,397,775
                                                     ================   ================      =================  ================
Net income (loss) per common share
  assuming dilution                                  $          0.04    $         (0.35)      $           0.08   $         (0.55)
                                                     ================   ================      =================  ================


See accompanying notes to consolidated financial statements.




                                                 3D SYSTEMS CORPORATION
                                          Consolidated Statements of Cash Flows
                                                        (Unaudited)


                                                                                                 Six Month Periods Ended
                                                                                           ----------------------------------
                                                                                                                 As Restated
                                                                                            June 26, 1998        July 2, 1999
                                                                                           --------------       -------------
OPERATING ACTIVITIES:
  Net income (loss)                                                                        $     880,023        $ (6,229,307)
  Adjustments to reconcile net income to net cash provided by (used for)
   operating activities:
      Deferred income taxes                                                                      829,913          (1,442,062)
      Depreciation and amortization                                                            2,812,885           2,697,270
      Increase (decrease) in cash resulting from changes in:
         Accounts receivable                                                                     (35,474)         (2,811,131)
         Lease receivables                                                                      (634,746)          5,087,398
         Inventories                                                                           1,774,783          (3,106,502)
         Prepaid expenses and other current assets                                              (197,023)           (534,137)
         Other assets                                                                           (197,064)            188,168
         Accounts payable                                                                     (1,153,058)            612,182
         Accrued liabilities                                                                  (1,043,827)            743,373
         Customer deposits                                                                        55,611             141,401
         Deferred revenues                                                                     2,457,251          (1,548,344)
         Other liabilities                                                                       235,958           2,491,547
                                                                                           --------------       -------------
            Net cash provided by (used for) operating activities                               5,785,232          (3,710,144)

INVESTING ACTIVITIES:
  Purchase of property and equipment                                                          (1,998,851)         (3,265,418)
  Disposition of property and equipment                                                        1,334,154           2,168,618
  Purchase of licenses and patents                                                              (448,331)         (4,635,644)
  Purchase of short-term investments                                                          (6,647,458)           (497,598)
  Proceeds from short-term investments                                                         3,498,265           1,982,239
                                                                                           --------------       -------------
            Net cash used for investing activities                                            (4,262,221)         (4,247,803)

FINANCING ACTIVITIES:
  Exercise of stock options and warrants                                                         255,114             158,262
  Repayments of note payable                                                                     (50,000)            (50,000)
  Purchase of treasury stock                                                                  (1,375,003)                  -
                                                                                           --------------       -------------
            Net cash (used for) provided by financing activities                              (1,169,889)            108,262

  Effect of exchange rate changes on cash                                                       (523,652)            769,578
                                                                                           --------------       -------------

Net decrease in cash and cash equivalents                                                       (170,530)         (7,080,107)
Cash and cash equivalents at the beginning of the period                                      12,694,831          15,911,793
                                                                                           --------------       -------------

Cash and cash equivalents at the end of the period                                         $  12,524,301        $  8,831,686
                                                                                           ==============       =============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     In July, 1999, the Company acquired 9,619 shares of common stock owned by a former officer of the Company. The Company forgave a Promissory Note in the amount of $60,000 that had been used by the former officer to purchase those shares of stock.


See accompanying notes to consolidated financial statements.

                          3D SYSTEMS CORPORATION
             Consolidated Statements of Comprehensive Income
                               (Unaudited)



                                                    Six Month Periods Ended
                                              ----------------------------------
                                                                     Restated
                                               June 26, 1998       July 2, 1999
                                              ---------------    ---------------
Net income (loss)                             $      880,023     $   (6,229,307)
Foreign currency translation                        (487,305)        (1,797,893)
                                              ---------------    ---------------
      Comprehensive income (loss)             $      392,718     $   (8,027,200)
                                              ===============    ===============








See accompanying notes to consolidated financial statements.

                                                3D SYSTEMS CORPORATION
                                      Notes to Consolidated Financial Statements
                                         December 31, 1998 and July 2, 1999
                                                     (Unaudited)

(1) Restatement


As a result of the factors discussed in Financial and Accounting Developments above, the Company's balance sheet at July 2, 1999 and results of operations for the three and six months ended July 2, 1999 and its statement of cash flows for the six months ended July 2, 1999 have been restated from the amounts previously recorded as follows:

Balance sheet as originally reported and restated at July 2, 1999:

                                                                                            At July 2, 1999
                                                                                  -------------------------------
                                                                                    Previously
                                                                                     Recorded        As Restated
                                                                                  -------------------------------
          ASSETS

Current assets:
  Cash and cash equivalents                                                        $  8,831,686     $  8,831,686
  Short-term investments                                                              2,000,000        2,000,000
  Accounts receivable, less allowances for
   doubtful accounts of $944,144 (1998) and $1,376,883 (1999)                        25,956,575       25,420,066
  Current portion of lease receivables                                                1,090,310          711,287
  Inventories                                                                        13,012,133       13,029,808
  Deferred tax assets                                                                 2,063,163        2,063,163
  Prepaid expenses and other current assets                                           2,450,285        2,450,285
                                                                                  --------------   --------------
       Total current assets                                                          55,404,152       54,506,295

Property and equipment, net                                                          15,133,764       15,133,764
Licenses and patent costs, net                                                        9,423,057        9,423,057
Deferred tax assets                                                                   6,369,796        6,511,858
Lease receivables, less current portion                                               2,158,062        2,072,229
Other assets                                                                          1,760,251        1,760,251
                                                                                  --------------   --------------
                                                                                   $ 90,249,082     $ 89,407,454
                                                                                  ==============   ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                 $  5,245,722     $  5,245,722
  Accrued liabilities                                                                 8,773,130        8,105,057
  Current portion of long-term debt                                                     105,000          105,000
  Customer deposits                                                                     471,563          471,563
  Deferred revenues                                                                   7,574,636        7,465,215
                                                                                  --------------   --------------
       Total current liabilities                                                     22,170,051       21,392,557

Other liabilities                                                                     4,562,925        4,776,925
Long-term debt, less current portion                                                  4,550,000        4,550,000
                                                                                  --------------   --------------
                                                                                     31,282,976       30,719,482
                                                                                  --------------   --------------
Stockholders' equity:
  Preferred stock, $.001 par value.  Authorized 5,000,000
    shares; none issued
  Common stock, $.001 par value.  Authorized 25,000,000
    shares;   issued 11,614,317 and outstanding 11,389,317 (1998)
      and issued 11,637,065 and outstanding 11,412,065 (1999)                            11,637           11,637
  Capital in excess of par value                                                     74,932,464       74,932,464
  Notes receivable from officers                                                       (300,000)        (300,000)
  Accumulated deficit                                                               (12,704,344)     (12,988,710)
  Accumulated other comprehensive income (loss)                                      (1,433,710)      (1,427,478)
  Treasury stock, at cost, 225,000 shares (1998) and 225,000 shares (1999)           (1,539,941)      (1,539,941)
                                                                                  --------------   --------------
        Total stockholders' equity                                                   58,966,106       58,687,972
                                                                                  --------------   --------------
                                                                                   $ 90,249,082     $ 89,407,454
                                                                                  ==============   ==============

                                                 3D SYSTEMS CORPORATION
                                      Notes to Consolidated Financial Statements
                                         December 31, 1998 and July 2, 1999
                                                     (Unaudited)

(1) Restatement (continued)

Income statement as previously recorded and restated for the three and six months ended July 2, 1999:


                                                     Three Month Periods Ended        Six Month Periods Ended
                                                            July 2, 1999                    July 2, 1999
                                                   ----------------------------   ------------------------------
                                                    Previously                     Previously
Sales:                                               Recorded      As Restated      Recorded        As Restated
                                                   ------------   -------------   -------------    -------------
  Products                                         $14,757,079    $ 14,206,558    $ 30,035,115     $ 29,484,594
  Services                                           7,255,901       7,255,901      14,661,557       14,661,557
                                                   ------------   -------------   -------------    -------------
     Total sales                                    22,012,980      21,462,459      44,696,672       44,146,151
                                                   ------------   -------------   -------------    -------------

Cost of sales:
  Products                                           8,614,677       8,595,267      17,149,657       17,130,247
  Services                                           5,019,259       5,019,259       9,974,289        9,974,289
                                                   ------------   -------------   -------------    -------------
     Total cost of sales                            13,633,936      13,614,526      27,123,946       27,104,536
                                                   ------------   -------------   -------------    -------------
Gross profit                                         8,379,044       7,847,933      17,572,726       17,041,615
                                                   ------------   -------------   -------------    -------------
Operating expenses:
  Selling, general and administrative                8,331,440       8,713,327      18,561,509       18,943,396
  Research and development                           2,432,463       2,432,463       4,875,387        4,875,387
  Other                                              2,700,000       2,188,000       2,700,000        2,188,000
                                                   ------------   -------------   -------------    -------------
     Total operating expenses                       13,463,903      13,333,790      26,136,896       26,006,783
                                                   ------------   -------------   -------------    -------------

Income (loss) from operations                       (5,084,859)     (5,485,857)     (8,564,170)      (8,965,168)

Interest income                                         85,819          85,819         263,177          263,177
Interest and other expense                             (82,925)        (82,925)       (133,733)        (133,733)
                                                   ------------   -------------   -------------    -------------
Income before provision for income taxes            (5,081,965)     (5,482,963)     (8,434,726)      (8,835,724)

Provision for (benefit from) income taxes           (1,422,949)     (1,533,537)     (2,495,829)      (2,606,417)
                                                   ------------   -------------   -------------    -------------

Net income (loss)                                  $(3,659,016)   $ (3,949,426)   $ (5,938,897)    $ (6,229,307)
                                                   ============   =============   =============    =============

Weighted average shares outstanding                 11,405,789      11,405,789      11,397,775       11,397,775
                                                   ============   =============   =============    =============

Net income (loss) per common share                 $      0.32    $      (0.35)   $      (0.52)    $      (0.55)
                                                   ============   =============   =============    =============

Weighted average shares outstanding
  and dilutive shares                               11,405,789      11,405,789      11,397,775       11,397,775
                                                   ============   =============   =============    =============

Net income (loss) per common share
  assuming dilution                                $     (0.32)   $      (0.35)   $      (0.52)    $      (0.55)
                                                   ============   =============   =============    =============

                                                 3D SYSTEMS CORPORATION
                                      Notes to Consolidated Financial Statements
                                         December 31, 1998 and July 2, 1999
                                                     (Unaudited)

(1) Restatement (continued)

Statement of Cash Flows as previously recorded and restated for the six months ended July 2, 1999:


                                                                               Six Month Periods Ended July 2,
                                                                                              1999
                                                                               -------------------------------
                                                                                 Previously
                                                                                  Recorded        As Restated
                                                                               --------------   --------------
OPERATING ACTIVITIES:
  Net income (loss)                                                            $  (5,938,897)   $  (6,229,307)
  Adjustments to reconcile net income to net cash provided by (used for)
   operating activities:
      Deferred income taxes                                                       (1,300,000)      (1,442,062)
      Depreciation and amortization                                                2,697,270        2,697,270
      Increase (decrease) in cash resulting from changes in:
         Accounts receivable                                                      (4,392,652)      (2,811,131)
         Lease receivables                                                         4,622,542        5,087,398
         Inventories                                                              (3,039,146)      (3,106,502)
         Prepaid expenses and other current assets                                  (534,136)        (534,137)
         Other assets                                                                188,168          188,168
         Accounts payable                                                            612,182          612,182
         Accrued liabilities                                                         611,446          743,373
         Customer deposits                                                           141,401          141,401
         Deferred revenues                                                        (1,438,923)      (1,548,344)
         Other liabilities                                                         3,077,547        2,491,547
                                                                               --------------   --------------
            Net cash provided by (used for) operating activities                  (4,693,198)      (3,710,144)

INVESTING ACTIVITIES:
  Purchase of property and equipment                                              (3,265,418)      (3,265,418)
  Disposition of property and equipment                                            2,168,618        2,168,618
  Purchase of licenses and patents                                                (4,635,644)      (4,635,644)
  Purchase of short-term investments                                                (497,598)        (497,598)
  Proceeds from short-term investments                                             1,982,239        1,982,239
                                                                               --------------   --------------
            Net cash used for investing activities                                (4,247,803)      (4,247,803)

FINANCING ACTIVITIES:
  Exercise of stock options and warrants                                             158,262          158,262
  Repayments of note payable                                                         (50,000)         (50,000)
                                                                               --------------   --------------
            Net cash (used for) provided by financing activities                     108,262          108,262

  Effect of exchange rate changes on cash                                          1,752,632          769,578
                                                                               --------------   --------------

Net decrease in cash and cash equivalents                                         (7,080,107)      (7,080,107)
Cash and cash equivalents at the beginning of the period                          15,911,793       15,911,793
                                                                               --------------   --------------

Cash and cash equivalents at the end of the period                             $   8,831,686    $   8,831,686
                                                                               ==============   ==============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION.
   In July, 1999, the Company acquired 9,619 share of common stock owned by a former officer of the Company. The Company forgave a Promissory Note in the amount of $60,000 that had been used by the former officer to purchase those share of stock.

                 3D SYSTEMS CORPORATION
       Notes to Consolidated Financial Statements
           December 31, 1998 and July 2, 1999
                       (Unaudited)


(2)   Basis of Presentation

      The accompanying unaudited consolidated financial statements of 3D Systems Corporation and its subsidiaries (the "Company") are prepared in accordance with instructions to Form 10-Q/A and, in the opinion of management, include all material adjustments (consisting only of normal recurring accruals) which are necessary for the fair presentation of results for the interim periods. The Company reports its interim financial information on a 13 week basis ending the last Friday of each quarter, and reports its annual financial information through the calendar year ended December 31. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The results of the six month period ended July 2, 1999 are not necessarily indicative of the results to be expected for the full year.

(3)   Inventories


                                                                                              As Restated
                                                                 December 31, 1998            July 2, 1999
                                                              ------------------------   -----------------------
             Raw materials                                    $             1,138,415    $            2,681,406
             Work in progress                                                 818,839                 1,235,850
             Finished goods                                                 8,872,092                 9,112,552
                                                              ------------------------   -----------------------
                                                              $            10,829,346    $           13,029,808
                                                              ========================   =======================

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

                            3D SYSTEMS CORPORATION
                  Notes to Consolidated Financial Statements
                      December 31, 1998 and July 2, 1999
                                  (Unaudited)

(6)    Computation of Earnings Per Share

       In accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share", the following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations for the six month periods ended June 26, 1998 and July 2, 1999:


                                                                                                                  As Restated
                                                                                           1998                       1999
                                                                                       -------------            --------------
       NET INCOME (LOSS):  numerator for net income (loss) per common share and
       net income (loss) per common share assuming dilution                          $      880,023           $    (6,229,307)

       WEIGHTED AVERAGE SHARES:  denominator for net income (loss) per common
       share-weighted average shares                                                     11,318,001                11,397,775

       EFFECT OF DILUTIVE SECURITIES FROM STOCK OPTIONS:  assumed conversions               408,867                       ---

       ADJUSTED WEIGHTED AVERAGE SHARES AND ASSUMED CONVERSIONS:
       Denominator for net income (loss) per common share, assuming dilution             11,726,868                11,397,775


       Common shares related to stock options and stock warrants that are antidilutive amounted to approximately 562,967 shares and 2,212,611 shares for the six months ended June 26, 1998 and July 2, 1999, respectively.


(7)     Geographic Segment Information

        All of the Company's assets are devoted to the manufacture and sale of Company systems, together with related supplies and services. The Company attributes revenues to geographic areas based on shipment in the country of origination.

       Summarized data for the Company's operations are as follows:


                                                                                    Rest of
                                                           USA        Germany      Europe       Asia      Eliminations    Total
                                                       -----------------------------------------------------------------------------
                                                                                         (in thousands)
For the period ended June 26, 1998:
  Sales to unaffiliated customers                            14,039       5,576        3,965       1,093           ---       24,673
  Inter-area sales                                           (1,393)       (115)         ---         ---         1,508            -
  Income (loss) from operations                              (1,089)         50          704         ---         1,038          703
For the period ended July 2, 1999:                                                                                                -
  Sales to unaffiliated customers                             9,988       5,413        4,807       1,254                     21,462
  Inter-area sales                                           (6,162)       (795)         ---         ---         6,957            -
  Income (loss) from operations                              (5,465)        (54)         187         ---          (154)      (5,486)
  Long lived assets at July 2, 1999                          22,922       1,801          991         232           370       26,316


        Inter-area sales to the Company's foreign subsidiaries are recorded at amounts consistent with prices charged to distributors, which are above cost.

                            3D SYSTEMS CORPORATION
             Notes to Consolidated Financial Statements (Continued)
                      December 31, 1998 and July 2, 1999
                                  (Unaudited)


(8)   Other Operating Expenses

      Other operating expenses are comprised of the following nonrecurring charges:


                                                                                     Activity to Date
                                                          -------------------------------------------------------------------------

                                                             Provision                   Costs                     Accrual as of
                                                             Recorded                   Incurred                   July 2, 1999
                                                          ----------------           ---------------             ------------------
      Litigation and Settlement Costs                  $        407,000           $       112,000             $          295,000
      Employee Related Costs                                    573,000                    95,000                        478,000
      Exit Plan Costs                                         1,208,000                   193,000                      1,015,000
                                                         ----------------           ---------------             ------------------
                   Total                               $      2,188,000           $       400,000             $        1,788,000
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

      During May 1999, the Company completed a review of its operations to identify opportunities to improve operating effectiveness. As a result of this review, management initiated certain actions, including restructuring various management positions and domestic and foreign operations. With the concurrence of the Board of Directors, the Company recorded a pretax charge to operations of $1.8 million. The employees related costs reflect the costs associated with the restructuring of several management positions totaling $573,000. Other costs include $650,000 of asset impairment (noncash charge associated with the write off of certain noncurrent assets), $281,000 of legal structure exit costs, and $277,000 of estimated net losses on sublease or lease cancellation penalties. Management's plans specifically identified five facilities to be closed, including one operations facility and four sales operations worldwide.

                            3D SYSTEMS CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESTATEMENT

Following a review by the Company's management of its results of operations and certain transactions for the quarter ended July 2, 1999, the Company concluded that it would restate its second quarter 1999 Form 10-Q (the "Restatement"). For additional information concerning the Restatement refer to "Significant Financial and Accounting Developments" contained elsewhere in this Form 10-Q/A.

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

OVERVIEW

The Company develops, manufactures and markets worldwide solid imaging systems designed to rapidly produce physical objects from the digital output of solid or surface data from computer aided design and manufacturing ("CAD/CAM") and related computer systems. The Company's solid imaging systems include SLA-TM-industrial systems ("SLA") and solid object printers. The SLA industrial systems use the Company's proprietary stereolithography technology, a solid imaging process whereby a laser beam exposes and solidifies successive layers of photosensitive resin until the desired object is formed to precise specifications in hard plastic. The solid object printers, sold as the Actua-TM-2100 and ThermoJet-TM-, utilize hot melt ink jetting technology to print models in successive layers with a special thermopolymer material. These objects can be used for concept models, engineering prototypes, patterns and masters for molds and other applications.

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

RESULTS OF OPERATIONS

The following table sets forth the percentage relationship of certain items from the Company's Statement of Operations and Total Revenues:


                                                           Percentage of Total Revenues
                                                            Three Month Periods Ended              Six Month Periods Ended
                                                        -----------------------------------   -----------------------------------
                                                                             As Restated                           As Restated
     Sales:                                              June 26, 1998      July 2, 1999       June 26, 1998      July 2, 1999
                                                        ----------------   ----------------   ----------------   ----------------
       Products                                                   67.8%              66.2%              65.8%              66.8%
       Services                                                   32.2%              33.8%              34.2%              33.2%
                                                        ----------------   ----------------   ----------------   ----------------
          Total sales                                            100.0%             100.0%             100.0%             100.0%
                                                        ----------------   ----------------   ----------------   ----------------
     Cost of Sales:
       Products                                                   34.2%              40.0%              34.4%              38.8%
       Services                                                   22.2%              23.4%              23.2%              22.6%
                                                        ----------------   ----------------   ----------------   ----------------
         Total cost of sales                                      56.4%              63.4%              57.6%              61.4%
                                                        ----------------   ----------------   ----------------   ----------------
     Total gross profit                                           43.6%              36.6%              42.4%              38.6%
     Gross profit - products                                      49.6%              39.5%              47.7%              41.9%
     Gross profit - services                                      31.1%              30.8%              32.1%              32.0%
     Selling, general and administrative expenses                 30.3%              40.6%              29.7%              42.9%
     Research and development expenses                            10.4%              11.3%              10.3%              11.0%
     Other                                                          ---              10.2%                ---               5.0%
     Income (loss) from operations                                 2.8%             (25.6%)              2.4%             (20.3%)
     Interest income and interest and other expenses               0.4%               0.0%               0.4%               0.3%
     Provision for (benefit from) income taxes                     1.1%              (7.1%)              1.0%              (5.9%)
     Net income (loss)                                             2.1%             (18.4%)              1.9%             (14.1%)


                            3D SYSTEMS CORPORATION
               Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (Continued)


The following table sets forth for the periods indicated total revenues attributable to each of the Company's major products and services groups, and those revenues as a percentage of total sales:


                                                           Three Month Periods Ended                 Six Month Periods Ended
                                                       -----------------------------------      -----------------------------------
                                                                            As Restated                              As Restated
                                                        June 26, 1998      July 2, 1999          June 26, 1998      July 2, 1999
                                                       ----------------   ----------------      ----------------   ----------------
                                                                          (in thousands except percentages)
Products:
  Systems and related equipment                      $          11,843  $           8,787     $          21,639  $          19,842
  Materials                                                      4,144              4,524                 7,437              8,445
  Other                                                            728                895                 2,166              1,197
                                                       ----------------   ----------------      ----------------   ----------------
      Total products                                            16,715             14,206                31,242             29,484
                                                       ----------------   ----------------      ----------------   ----------------
Services:
  Maintenance                                                    6,898              6,348                13,809             12,836
  Other                                                          1,060                908                 2,458              1,826
                                                       ----------------   ----------------      ----------------   ----------------
      Total services                                             7,958              7,256                16,267             14,662
                                                       ----------------   ----------------      ----------------   ----------------
Total sales                                          $          24,673  $          21,462     $          47,509  $          44,146
                                                       ================   ================      ================   ================
Products:
  Systems, and related equipment                                 48.0%              40.9%                 45.6%              45.0%
  Materials                                                      16.8%              21.1%                 15.7%              19.1%
  Other                                                           3.0%               4.2%                  4.5%               2.7%
                                                       ----------------   ----------------      ----------------   ----------------
      Total products                                             67.8%              66.2%                 65.8%              66.8%
                                                       ----------------   ----------------      ----------------   ----------------
Services:
  Maintenance                                                    28.0%              29.6%                 29.0%              29.1%
  Other                                                           4.2%               4.2%                  5.2%               4.1%
                                                       ----------------   ----------------      ----------------   ----------------
      Total services                                             32.2%              33.8%                 34.2%              33.2%
                                                       ----------------   ----------------      ----------------   ----------------
Total sales                                                     100.0%             100.0%                100.0%             100.0%
                                                       ================   ================      ================   ================

                             3D SYSTEMS CORPORATION
           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (Continued)


THREE MONTH PERIOD ENDED JULY 2, 1999 COMPARED TO THE THREE MONTH PERIOD ENDED JUNE 26, 1998.

SALES. Sales during the three month period ended July 2, 1999 (the "second quarter of 1999") were $21.5 million, a decrease of 13% from the $24.7 million recorded during the three month period ended June 26, 1998 (the "second quarter of 1998").

Product sales during the second quarter of 1999 ($14.2 million) decreased approximately 15% compared to the second quarter of 1998 ($16.7 million). The Company sold a total of 70 systems in the second quarter of 1999 and compared to 62 systems in the second quarter of 1998. The increase in total systems sold is attributable to growth in sales of small size solid imaging systems, while sales of large frame SLA industrial systems decreased in the second quarter of 1999 as compared to the same period a year ago. The Company believes this decrease was due, in part, to the continued delay in orders as customers evaluate the new SLA 7000 launched in the first quarter of 1999. System sales fluctuate quarter to quarter and the Company does not believe that the increased total system sales or the decline in large frame SLA industrial systems is necessarily indicative of sales in any future quarter. These are forward looking statements, however, and are subject to uncertainties. For example, the exact timing of customer requirements and the extended procurement cycle of large dollar capital procurements in certain companies may significantly impact product sales in the future.

The dollar value of orders for the Company's systems in the second quarter of 1999 declined approximately 17% from the second quarter of 1998, due to the reduction in orders of large frame SLA industrial systems as noted above. The decline in the dollar value of orders was primarily due to a significant reduction in the U.S., while Europe was off slightly, and in Asia/ Pacific, which represents less than 10% of the Company's overall business, orders were up substantially. Resulting dollar value backlog was up 20% from a year ago quarter and up slightly from the prior quarter. The Company expects the order rate in the U.S. to increase while Europe may experience normal seasonal softening. This is a forward looking statement and, as with other such statements, is subject to uncertainties. For example, a change in U.S. economic conditions or a shift in European economic and political conditions could cause delays in customer orders which could lead to a lower order level.

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

                             3D SYSTEMS CORPORATION
           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (Continued)



COST OF SALES. Cost of sales decreased to $13.6 million (63% of sales) in the second quarter of 1999 from $13.9 million (56% of sales) in the second quarter of 1998 as the service cost of sales decrease of $.5 million was offset by an increase in product cost of sales.

Product cost of sales as a percentage of product sales increased to approximately 61% in the second quarter 1999 from from approximately 50% in the second quarter of 1998. This increase in the percentage of product costs to product sales was due primarily to a change in mix, as shipments of the Company's small size solid imaging systems increased and large frame SLA industrial systems declined. The Company does not believe this shift in product mix is indicative of the mix of products to be sold in future periods. The Company's costs of product sales and corresponding gross profit margins are affected by several factors, including but not limited to sales mix, distribution channels, and fluctuations in foreign currency exchange rates and, therefore, may vary in future periods from those experienced during the second quarter of 1999.

Service cost of sales as a percentage of service sales remained at approximately 69% for both the second quarter of 1999 and the second quarter of 1998, as service costs were reduced in line with the reduction in service revenues. The Company expects service cost of sales to increase due to the increasing installed base of the Company's systems.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("S,G&A") expenses increased approximately $1.2 million or 16% in the second quarter of 1999 compared to the second quarter of 1998. The increase was primarily the result of costs associated with the growth of the sales and marketing department that occurred in the fourth quarter of 1998, and additional legal expenses for an ongoing matter related to the infringement of the Company's patented SLA technologies, and losses on three systems associated with a single customer. The Company expects S,G&A expenses to remain at current spending levels. However, this is a forward looking statement and is subject to uncertainties. For example, a significant increase in unit shipments could cause a further increase in commissions or the acceleration of litigation costs associated with the protection of the Company's patents could result in a substantial increase in S,G&A expenses.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development ("R&D") expenses during the second quarter of 1999 decreased approximately $.1 million or 5% compared to the second quarter of 1998. Expenditures for the 1999 and 1998 periods were approximately 11 percent and 10 percent of revenues, respectively. Based on the Company's historical expenditures related to research and development and its current development goals, the Company anticipates for the foreseeable future, research and development expenses will be equal to approximately 10% of sales. However, this is a forward looking statement and, as with any such statement, is subject to uncertainties. For example, if total sales of the Company for any particular period do not meet the anticipated sales of the Company for that period, research and development expenses as a percentage of sales may exceed 10%.

OTHER. Other expenses increased $2.2 million during the second quarter of 1999 compared to second quarter of 1998. These costs are litigation and settlement costs related to the Centuri Litigation and non-recurring charges associated with certain actions taken by management involving certain employee related costs and exit plan costs. (See note 8 - Notes to Consolidated Financial Statements.)

OPERATING INCOME. Operating loss for the second quarter of 1999 was 26% of total sales compared to operating income of 3% of total sales in the second quarter of 1998. This is primarily attributable to lower sales of large frame SLA industrial systems, the non-recurring charge to operations of $2.2 million, and the increased sales and marketing expenses.

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

                             3D SYSTEMS CORPORATION
           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (Continued)

SIX MONTH PERIOD ENDED JULY 2, 1999 COMPARED TO THE SIX MONTH PERIOD ENDED JUNE 26, 1998.

SALES. Sales during the six month period ended July 2, 1999 (the "first half of 1999") were $44.1 million, a decrease of approximately 7% from the $47.5 million recorded during the six month period ended June 26, 1998 (the "first half of 1998").

Product sales during the first half of 1999 ($29.5 million) decreased approximately 6% from the $31.2 million in product sales in the first half of 1998. The Company sold a total of 130 systems in the first half of 1999, compared to 111 systems in the first half of 1998. The decrease in the dollar value of product sales was due primarily to growth in sales of small size solid imaging systems, while large frame SLA industrial systems decreased in the first half of 1999 compared to the same period a year ago. System sales fluctuate period to period and the Company does not believe that the increased total system sales or decline in large frame SLA industrial systems is necessarily indicative of sales in any future quarter. These are forward looking statements however and are subject to uncertainties. For example, the exact timing of customer requirements and the extended procurement cycle of large dollar capital procurements in certain companies may significantly impact product sales in the future.

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

Product cost of sales as a percentage of product sales increased to 58% in the first half of 1999 compared to 52% in the first half of 1998. The increase in the percentage of product costs to product sales was due primarily to a change in mix, as shipments of the Company's small size solid imaging systems increased and large frame SLA industrial systems declined. The Company does not believe this shift in product mix is indicative of the mix of products to be sold in future periods. The Company's costs of product sales and corresponding gross profit margins are affected by several factors, including but not limited to sales mix, distribution channels, and fluctuations in foreign currency exchange rates and, therefore, may vary in future periods from those experienced during the first half of 1999.

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

                             3D SYSTEMS CORPORATION
           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (Continued)


SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative ("S,G&A") expenses increased approximately $4.8 million or 34% in the first half of 1999 compared to the first half of 1998, primarily as a result of costs associated with the launch of new products along with the overall growth of the sales and marketing department that occurred during fourth quarter of 1998. In addition, the Company incurred S,G&A costs associated with the sale of its St. Paul, Minnesota 3D Keltool insert operations and legal expenses associated with the protection of certain patents owned by the Company. The Company expects S,G&A expenses to remain at levels experienced in the second quarter of 1999. However, this is a forward looking statement and is subject to uncertainties. For example, a significant increase in unit shipments could cause a further increase in commissions or the acceleration of litigation costs associated with the protection of the Company's patents could result in a substantial increase in S,G&A expenses.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses ($4.9 million) remained at the same level for the first half of 1999 as compared to the first half of 1998, however, increased to 11% of revenue in the 1999 period versus 10 percent of revenue in the 1998 period. Based on the Company's historical expenditures related to research and development and its current development goals, the Company anticipates for the foreseeable future, research and development expenses will be equal to approximately 10% of sales. However, this is a forward looking statement and, as with any such statement, is subject to uncertainties. For example, if total sales of the Company for any particular period do not meet the anticipated sales of the Company for that period, research and development expenses as a percentage of sales may exceed 10%.

OTHER. Other expenses increased $2.2 million during the second half of 1999 compared to second half of 1998. These costs are litigation and settlement costs related to the Centuri Litigation and non-recurring charges associated with actions taken by management involving certain employee related costs and exit plan costs. (See Note 8 - Notes to Consolidated Financial Statements.)

OPERATING INCOME (LOSS). Operating loss for the first half of 1999 was 20% of total sales compared to operating income of 2% of total sales in the first half of 1998. This is primarily attributable to increased sales and marketing expenses related to new product launches, lower sales of large frame, high-end SLA Industrial Systems, an increased mix of lower-end solid imaging systems, and the non-recurring charge to operations of $2.2 million

INTEREST INCOME AND INTEREST AND OTHER EXPENSES. Net other income decreased approximately 39% in the first half of 1999 ($.1 million) compared to the first half of 1998 ($.2 million) due primarily to a decrease in interest income. This decrease is the result of the lower investment balances and a smaller equipment lease portfolio in the first half of 1999 as compared to the first half of 1998, as the Company sold off $2.2 million of its lease portfolio in May of 1999.

                             3D SYSTEMS CORPORATION
           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (Continued)

LIQUIDITY AND CAPITAL RESOURCES

                                                                                                   As Restated
                                                                      December 31, 1998            July 2, 1999
                                                                   ----------------------       -------------------
Cash and cash equivalents                                          $           15,911,793       $         8,831,686
Short-term investments                                                          3,484,641                 2,000,000
Working capital                                                                38,305,638                32,313,738


                                                                                Six Month Periods Ended
                                                                   -------------------------------------------------
                                                                                                   As Restated
                                                                        June 26, 1998              July 2, 1999
                                                                   -----------------------    ----------------------
Cash provided by (used for) operating activities                   $            5,785,232     $          (3,710,144)
Cash (used for) investing activities                                           (4,262,221)               (4,247,803)
Cash provided by (used for) financing activities                               (1,169,889)                  108,262



Operating activities in the first half of 1999 had a net use of cash of $3.7 million compared to net cash provided of $5.8 million in the same period a year ago. The change in cash flow for the first half of 1999 as compared to the first half of 1998 is primarily the result of the net loss ($7.1 million), increased inventories and a reduction in deferred revenues ($8.9 million, net change) due to lower shipments of large frame SLA industrial systems, partially offset by a decrease in lease receivables ($5.7 million) primarily due to the sale of $2.2 million of the Company's lease portfolio.

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

The Company believes its current products are Year 2000 compliant. In addition, the Company has evaluated all products sold since inception for Year 2000 readiness and has provided the results of the analysis and potential impacts and resolutions to its customers. Current information on the Company's Y2K status can be found on the Internet at http://www.3dsystems.com. In the fourth quarter of 1998, the Company completed the evaluation of substantially all its products, and the necessary upgrade pathways to its customers was completed during the first quarter of 1999. The Company plans to have the actual software patches that may be required available for customers by the third quarter 1999. The Company believes that all products will meet basic functionality requirements. Since all specific customer situations and uses cannot be anticipated, the Company may see an increase in warranty and other claims as a result of the Year 2000 transition. For these reasons, the impact of customer claims could have a material adverse impact on the Company's results Company's results of operations and financial condition.

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




/s/ H. Michael Hogan III                                        3/29/00
-------------------------------------------------       -----------------------
H. Michael Hogan III                                              Date
Vice President and Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)

(Duly authorized to sign on behalf of Registrant)