Form 10-Q/A
period 1999-10-01
3 D SYSTEMS CORP
filed 2000-03-29
CIK 910638

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

  /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTERLY PERIOD ENDED OCTOBER 1, 1999

                                       OR

  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                            3D SYSTEMS CORPORATION

                               TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION                                                  Page Number
                                                                                -----------
     ITEM 1.     Financial Statements

         Financial and Accounting Developments       ..............................   3

         Consolidated Balance Sheets as of
         December 31, 1998 and October 1, 1999       ..............................   4

         Consolidated Statements of Operations
         for the Three and Nine Month Periods Ended
         September 25, 1998 and October 1, 1999      ..............................   5

         Consolidated Statements of Cash Flows
         for the Nine Month Periods Ended
         September 25, 1998 and October 1, 1999      ..............................   6

         Consolidated Statements of Comprehensive Income
         for the Nine Month Periods Ended
         September 25, 1998 and October 1, 1999      ..............................   7

         Notes to Consolidated Financial Statements
         December 31, 1998 and October 1, 1999       ..............................   8

     ITEM 2.     Management's Discussion and Analysis of Financial
                 Condition and Results of Operations ..............................  14

PART II.      OTHER INFORMATION

     ITEM 1.     Legal Proceedings                   ..............................  24

     ITEM 4.     Submission of Matters to a Vote
                 of Security Holders                 ..............................  24

     ITEM 6.     Exhibits and Reports on Form 8-K    ..............................  24

                             3D SYSTEMS CORPORATION

ITEM 1.  FINANCIAL AND ACCOUNTING DEVELOPMENTS

    Following a review by the Company's management of its results of operations and certain transactions for the quarter ended July 2, 1999 which are included in the year to date results at October 1, 1999, the Company concluded that it would restate its third quarter 1999 Form 10-Q. The purpose of this Form 10-Q/A is to restate the Company's third quarter 1999 financial statements to reflect the following changes which impacted the Company's results for the nine months ended October 1, 1999:

- The impact of a transaction recorded by the Company's German operating subsidiary which did not fully meet all of the criteria required for revenue recognition under United States Generally Accepted Accounting Principles ("GAAP").
- The impact of losses on three leased systems associated with a single customer which was not properly recorded.
- The impaired value associated with discontinued products returned by customers as part of an established exchange program and other asset impairment.
- The impact of the change in the restructuring reserve related to the Company's European operations to amounts which are consistent with those allowed under GAAP.
- Certain amounts in the Consolidated Statements of Cash Flows relating to accounts receivable and the effect of exchange rate changes on cash have been reclassified; however, the cash and cash equivalents at the end of the period has not changed.

   The principal effects of these changes on the accompanying financial statements are presented in Note 1 to the Consolidated Financial Statements.

   For purposes of this Form 10-Q/A, and in accordance with Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, the Company has amended and restated in its entirety each item of the 1999 third quarter Form 10-Q which has been affected by the Restatement. In order to preserve the nature and character of the disclosures originally set forth in the 1999 third quarter Form 10-Q filed on November 15, 1999, this form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q or modify or update those disclosures in any way, except as required to reflect the effects of the Restatement. The Company will file its 1999 Form 10-K on or before March 30, 2000.

                              3D SYSTEMS CORPORATION
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                                                                               As Restated
                                 ASSETS                                                December 31, 1998     October 1, 1999
                                                                                       -----------------     ---------------
Current assets:
  Cash and cash equivalents                                                           $      15,911,793     $    10,714,719
  Short-term investments                                                                      3,484,641                   -
  Accounts receivable, less allowances for
   doubtful accounts of $944,144 (1998) and $1,547,440 (1999)                                24,486,730          26,561,620
  Current portion of lease receivables                                                        2,069,126             826,626
  Inventories                                                                                10,829,346          12,760,362
  Deferred tax assets                                                                         2,063,163           2,063,163
  Prepaid expenses and other current assets                                                   1,916,149           2,055,113
                                                                                       -----------------     ---------------
       Total current assets                                                                  60,760,948          54,981,603

Property and equipment, net                                                                  16,327,078          15,487,445
Licenses and patent costs, net                                                                5,120,672           9,450,453
Deferred tax assets                                                                           5,069,796           6,905,840
Lease receivables, less current portion                                                       5,801,788           2,156,496
Other assets                                                                                  2,022,316           1,733,327
                                                                                       -----------------     ---------------
                                                                                      $      95,102,598     $    90,715,164
                                                                                       =================     ===============
                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                    $       4,849,905     $     6,471,878
  Accrued liabilities                                                                         8,161,684           8,974,247
  Current portion of long-term debt                                                             100,000             110,000
  Customer deposits                                                                             330,162             515,484
  Deferred revenues                                                                           9,013,559           7,236,513
                                                                                       -----------------     ---------------
       Total current liabilities                                                             22,455,310          23,308,122

Other liabilities                                                                             1,485,378           4,033,348
Long-term debt, less current portion                                                          4,605,000           4,495,000
                                                                                       -----------------     ---------------
                                                                                             28,545,688          31,836,470
                                                                                       -----------------     ---------------
Stockholders' equity:
  Preferred stock, $.001 par value.  Authorized 5,000,000
    shares; none issued
  Common stock, $.001 par value.  Authorized 25,000,000
    shares;   issued 11,614,317 and outstanding 11,389,317 (1998)
      and issued 11,648,993 and outstanding 11,422,993 (1999)                                    11,614              11,649
  Capital in excess of par value                                                             74,834,225          74,979,474
  Notes receivable from officers                                                               (360,000)           (300,000)
  Accumulated deficit                                                                        (6,765,447)        (14,007,847)
  Accumulated other comprehensive income (loss)                                                 376,459            (264,641)
  Treasury stock, at cost, 225,000 shares (1998) and 225,000 shares (1999)                   (1,539,941)         (1,539,941)
                                                                                       -----------------     ---------------
        Total stockholders' equity                                                           66,556,910          58,878,694
                                                                                       -----------------     ---------------
                                                                                      $      95,102,598      $   90,715,164
                                                                                       =================     ===============

See accompanying notes to consolidated financial statements.

                                                                                 3D SYSTEMS CORPORATION
                                                                         Consolidated Statements of Operations
                                                                                       (Unaudited)


                                                        Three Month Periods Ended                    Nine Month Periods Ended
                                                  --------------------------------------      -------------------------------------
                                                                                                                      As Restated
Sales:                                            September 25, 1998     October 1, 1999      September 25, 1998    October 1, 1999
                                                  ------------------     ---------------      ------------------    ---------------
  Products                                       $       14,665,015     $    16,264,271      $       45,907,372    $    45,748,865
  Services                                                8,676,773           7,633,281              24,943,325         22,294,838
                                                  ------------------     ---------------      ------------------    ---------------
     Total sales                                         23,341,788          23,897,552              70,850,697         68,043,703
                                                  ------------------     ---------------      ------------------    ---------------
Cost of sales:
  Products                                                7,628,473           8,452,602              23,957,050         25,582,849
  Services                                                5,631,317           5,336,624              16,671,213         15,310,913
                                                  ------------------     ---------------      ------------------    ---------------
     Total cost of sales                                 13,259,790          13,789,226              40,628,263         40,893,762
                                                  ------------------     ---------------      ------------------    ---------------
Gross profit                                             10,081,998          10,108,326              30,222,434         27,149,941
                                                  ------------------     ---------------      ------------------    ---------------
Operating expenses:
  Selling, general and administrative                     7,559,076           8,367,842              21,677,645         27,311,238
  Research and development                                1,946,984           2,015,712               6,827,029          6,891,099
  Other                                                           -           1,196,000                       -          3,384,000
                                                  ------------------     ---------------      ------------------    ---------------
     Total operating expenses                             9,506,060          11,579,554              28,504,674         37,586,337
                                                  ------------------     ---------------      ------------------    ---------------
Income (loss) from operations                               575,938          (1,471,228)              1,717,760        (10,436,396)
Interest income                                             264,969             141,401                 649,611            404,578
Interest and other expense                                 (139,553)            (77,248)               (312,136)          (210,981)
                                                  ------------------     ---------------      ------------------    ---------------
Income before provision for income taxes                    701,354          (1,407,075)              2,055,235        (10,242,799)
Provision for (benefit from) income taxes                   224,433            (393,982)                698,291         (3,000,399)
                                                  ------------------     ---------------      ------------------    ---------------
Net income (loss)                                $          476,921     $    (1,013,093)     $        1,356,944   $     (7,242,400)
                                                  ==================     ===============      ==================    ===============
Weighted average shares outstanding                      11,362,729          11,287,842              11,333,189         11,319,951
                                                  ==================     ===============      ==================    ===============
Net income (loss) per common share               $             0.04     $         (0.09)     $             0.12   $          (0.64)
                                                  ==================     ===============      ==================    ===============
Weighted average shares outstanding
  and dilutive shares                                    11,565,468          11,287,842              11,535,928         11,319,951
                                                  ==================     ===============      ==================    ===============
Net income (loss) per common share
  assuming dilution                              $             0.04     $         (0.09)     $             0.12   $          (0.64)
                                                  ==================     ===============      ==================    ===============

See accompanying notes to consolidated financial statements.

                             3D SYSTEMS CORPORATION
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                             Nine Month Periods Ended
                                                                                       -------------------------------------
                                                                                                              As Restated
                                                                                       September 25,1998    October 1, 1999
                                                                                       -----------------    ---------------
OPERATING ACTIVITIES:
  Net income (loss)                                                                   $       1,356,944     $   (7,242,400)
  Adjustments to reconcile net income to net cash provided by (used for)
   operating activities:
      Deferred income taxes                                                                     829,913         (1,836,044)
      Depreciation and amortization                                                           4,009,019          4,270,469
      Increase (decrease) in cash resulting from changes in:
         Accounts receivable                                                                 (2,125,875)        (3,219,851)
         Lease receivables                                                                   (1,907,014)         4,887,792
         Inventories                                                                             99,091         (3,142,598)
         Prepaid expenses and other current assets                                           (1,027,795)          (138,964)
         Other assets                                                                          (433,691)            76,745
         Accounts payable                                                                       (12,842)         1,768,136
         Accrued liabilities                                                                   (142,855)           812,566
         Customer deposits                                                                      317,154            185,322
         Deferred revenues                                                                    1,613,377         (1,777,047)
         Other liabilities                                                                      456,653          2,547,970
                                                                                         --------------     ---------------
            Net cash provided by (used for) operating activities                              3,032,079         (2,807,904)

INVESTING ACTIVITIES:
  Purchase of property and equipment                                                         (3,806,882)        (5,002,522)
  Disposition of property and equipment                                                       1,841,918          2,401,303
  Purchase of licenses and patents                                                             (580,520)        (4,947,157)
  Purchase of short-term investments                                                         (6,647,458)          (497,598)
  Proceeds from short-term investments                                                        5,646,882          3,982,239
                                                                                         --------------     ---------------
            Net cash used for investing activities                                           (3,546,060)        (4,063,735)

FINANCING ACTIVITIES:
  Exercise of stock options and warrants                                                        513,721            205,284
  Repayments of note payable                                                                    (95,000)          (100,000)
  Purchase of treasury stock                                                                 (1,375,003)                 -
                                                                                         --------------     ---------------
            Net cash (used for) provided by financing activities                               (956,282)           105,284

  Effect of exchange rate changes on cash                                                       659,792          1,569,281
                                                                                         --------------     ---------------
Net decrease in cash and cash equivalents                                                      (810,471)        (5,197,074)
Cash and cash equivalents at the beginning of the period                                     12,694,831         15,911,793
                                                                                         --------------     ---------------
Cash and cash equivalents at the end of the period                                    $      11,884,360     $   10,714,719
                                                                                       =================     ===============

See accompanying notes to consolidated financial statements.

                             3D SYSTEMS CORPORATION
                 Consolidated Statements of Comprehensive Income
                                   (Unaudited)

                                                                                             Nine Month Periods Ended
                                                                                       -------------------------------------
                                                                                                               As Restated
                                                                                       September 25,1998     October 1, 1999
                                                                                       -----------------     ---------------
Net income (loss)                                                                     $       1,356,944     $    (7,242,400)
Foreign currency translation                                                                    459,124            (641,099)
                                                                                       -----------------     ---------------
      Comprehensive income (loss)                                                     $       1,816,068     $    (7,883,499)
                                                                                       =================     ===============

See accompanying notes to consolidated financial statements.

                                                  3D SYSTEMS CORPORATION
                                      Notes to Consolidated Financial Statements
                                        December 31, 1998 and October 1, 1999
                                                       (Unaudited)

(1) Restatement
As a result of the factors discussed in Financial and Accounting Developments above, the Company's balance sheet at October 1, 1999 and results of operations and cash flows for the nine months ended October 1, 1999 have been restated from the amounts previously recorded as follows:

Balance sheet as previously recorded and restated at October 1, 1999:

                                                                                         At October 1, 1999
                                                                              -------------------------------------
                                                                                 Previously
          ASSETS                                                                  Recorded            As Restated
                                                                              -------------------------------------
Current assets:
  Cash and cash equivalents                                                  $    10,714,719      $    10,714,719
  Accounts receivable, less allowances for
   doubtful accounts of $944,144 (1998) and $1,547,440 (1999)                     27,123,541           26,561,620
  Current portion of lease receivables                                             1,205,649              826,626
  Inventories                                                                     12,739,539           12,760,362
  Deferred tax assets                                                              2,063,163            2,063,163
  Prepaid expenses and other current assets                                        2,055,113            2,055,113
                                                                              -----------------    ----------------
       Total current assets                                                       55,901,724           54,981,603
Property and equipment, net                                                       15,487,445           15,487,445
Licenses and patent costs, net                                                     9,450,453            9,450,453
Deferred tax assets                                                                6,763,777            6,905,840
Lease receivables, less current portion                                            2,242,328            2,156,496
Other assets                                                                       1,733,327            1,733,327
                                                                              -----------------    ----------------
                                                                             $    91,579,054      $    90,715,164
                                                                              =================    ================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                           $     6,471,878      $     6,471,878
  Accrued liabilities                                                              8,842,318            8,974,247
  Current portion of long-term debt                                                  110,000              110,000
  Customer deposits                                                                  515,484              515,484
  Deferred revenues                                                                7,345,934            7,236,513
                                                                              -----------------    ----------------
       Total current liabilities                                                  23,285,614           23,308,122

Other liabilities                                                                  4,619,348            4,033,348
Long-term debt, less current portion                                               4,495,000            4,495,000
                                                                              -----------------    ----------------
                                                                                  32,399,962           31,836,470
                                                                              -----------------    ----------------
Stockholders' equity:
  Preferred stock, $.001 par value.  Authorized 5,000,000
    shares; none issued
  Common stock, $.001 par value.  Authorized 25,000,000
    shares;   issued 11,614,317 and outstanding 11,389,317 (1998)
      and issued 11,648,993 and outstanding 11,423,993 (1999)                         11,649               11,649
  Capital in excess of par value                                                  74,979,474           74,979,474
  Notes receivable from officers                                                    (300,000)            (300,000)
  Accumulated deficit                                                            (13,717,437)         (14,007,847)
  Accumulated other comprehensive income (loss)                                     (254,653)            (264,641)
  Treasury stock, at cost, 225,000 shares (1998) and 225,000 shares (1999)        (1,539,941)          (1,539,941)
                                                                              -----------------    ----------------
        Total stockholders' equity                                                59,179,092           58,878,694
                                                                              -----------------    ----------------
                                                                             $    91,579,054      $    90,715,164
                                                                              =================    ================

                            3D SYSTEMS CORPORATION
                   Notes to Consolidated Financial Statements
                      December 31, 1998 and October 1, 1999
                                   (Unaudited)

(1) Restatement (continued)

Income statement as previously recorded and restated for the nine months ended October 1, 1999:

                                                              Nine Month Periods Ended
                                                                  October 1, 1999
                                                       -------------------------------------
                                                         Previously
Sales:                                                    Recorded            As Restated


  Products                                            $      46,299,386    $     45,748,865
  Services                                                   22,294,838          22,294,838
                                                       -----------------    ----------------
     Total sales                                             68,594,224          68,043,703
                                                       -----------------    ----------------
Cost of sales:
  Products                                                   25,602,259          25,582,849
  Services                                                   15,310,913          15,310,913
                                                       -----------------    ----------------
     Total cost of sales                                     40,913,172          40,893,762
                                                       -----------------    ----------------
Gross profit                                                 27,681,052          27,149,941
                                                       -----------------    ----------------
Operating expenses:
  Selling, general and administrative                        26,929,476          27,311,238
  Research and development                                    6,891,099           6,891,099
  Other                                                       3,895,875           3,384,000
                                                       -----------------    ----------------
     Total operating expenses                                37,716,450          37,586,337
                                                       -----------------    ----------------
Income (loss) from operations                               (10,035,398)        (10,436,396)

Interest income                                                 404,578             404,578
Interest and other expense                                     (210,981)           (210,981)
                                                       -----------------    ----------------
Income before provision for income taxes                     (9,841,801)        (10,242,799)
                                                       -----------------    ----------------
Provision for (benefit from) income taxes                    (2,889,811)         (3,000,399)
                                                       -----------------    ----------------
Net income (loss)                                     $      (6,951,990)   $     (7,242,400)
                                                       =================    ================
Weighted average shares outstanding                          11,319,951          11,319,951
                                                       =================    ================
Net income (loss) per common share                    $           (0.61)   $          (0.64)
                                                       =================    ================
Weighted average shares outstanding
  and dilutive shares                                        11,319,951          11,319,951
                                                       =================    ================
Net income (loss) per common share
  assuming dilution                                   $           (0.61)   $          (0.64)
                                                       =================    ================

                             3D SYSTEMS CORPORATION
                   Notes to Consolidated Financial Statements
                      December 31, 1998 and October 1, 1999
                                   (Unaudited)

(1) Restatement (continued)

Statement of Cash Flows as previously recorded and restated for the nine months ended October 1, 1999:

                                                                                       Nine Month Periods Ended October 1, 1999
                                                                                       ----------------------------------------
                                                                                         Previously
                                                                                          Recorded                As Restated
                                                                                       ----------------        ----------------
OPERATING ACTIVITIES:
  Net income (loss)                                                                   $     (6,951,990)       $     (7,242,400)
  Adjustments to reconcile net income to net cash provided by (used for)
   operating activities:
      Deferred income taxes                                                                 (1,693,981)             (1,836,044)
      Depreciation and amortization                                                          4,270,469               4,270,469
      Increase (decrease) in cash resulting from changes in:
         Accounts receivable                                                                (4,424,721)             (3,219,851)
         Lease receivables                                                                   4,422,936               4,887,792
         Inventories                                                                        (3,074,348)             (3,142,598)
         Prepaid expenses and other current assets                                            (138,964)               (138,964)
         Other assets                                                                           76,745                  76,745
         Accounts payable                                                                    1,768,136               1,768,136
         Accrued liabilities                                                                   680,638                 812,566
         Customer deposits                                                                     185,322                 185,322
         Deferred revenues                                                                  (1,667,626)             (1,777,047)
         Other liabilities                                                                   3,133,970               2,547,970
                                                                                       ----------------        ----------------
            Net cash provided by (used for) operating activities                            (3,413,414)             (2,807,904)

INVESTING ACTIVITIES:

  Purchase of property and equipment                                                        (5,002,522)             (5,002,522)
  Disposition of property and equipment                                                      2,401,303               2,401,303
  Purchase of licenses and patents                                                          (4,947,157)             (4,947,157)
  Purchase of short-term investments                                                          (497,598)               (497,598)
  Proceeds from short-term investments                                                       3,982,239               3,982,239
                                                                                       ----------------        ----------------
  Net cash used for investing activities                                                    (4,063,735)             (4,063,735)
FINANCING ACTIVITIES:
  Exercise of stock options and warrants                                                       205,284                 205,284
  Repayments of note payable                                                                  (100,000)               (100,000)
                                                                                       ----------------        ----------------
            Net cash (used for) provided by financing activities                               105,284                 105,284

  Effect of exchange rate changes on cash                                                    2,174,791               1,569,281
                                                                                       ----------------        ----------------
Net decrease in cash and cash equivalents                                                   (5,197,074)             (5,197,074)
Cash and cash equivalents at the beginning of the period                                    15,911,793              15,911,793
                                                                                       ----------------        ----------------
Cash and cash equivalents at the end of the period                                    $     10,714,719        $     10,714,719
                                                                                       ================        ================

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

(3) Inventories



                                                                                  As Restated
                                                            December 31, 1998    October 1, 1999
                                                            -----------------    ---------------
             Raw materials                                 $       1,138,415    $     3,914,552
             Work in progress                                        818,839            930,030
             Finished goods                                        8,872,092          7,915,780
                                                           -----------------    ---------------
                                                           $      10,829,346    $    12,760,362
                                                           =================    ===============

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

                             3D SYSTEMS CORPORATION
                   Notes to Consolidated Financial Statements
                      December 31, 1998 and October 1, 1999
                                   (Unaudited)

(6)    Computation of Earnings Per Share

       In accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share", the following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations for the nine month periods ended September 25, 1998 and October 1, 1999:

                                                                                                                As Restated
                                                                                               1998                 1999
                                                                                          ------------          ------------
       NET INCOME (LOSS):  numerator for net income (loss) per common share and
       net income (loss) per common share assuming dilution                              $  1,356,944          $ (7,242,400)

       WEIGHTED AVERAGE SHARES:  denominator for net income (loss) per common
       share-weighted average shares                                                       11,333,189            11,319,951

       EFFECT OF DILUTIVE SECURITIES FROM STOCK OPTIONS:  assumed conversions                 202,739                  ---

       ADJUSTED WEIGHTED AVERAGE SHARES AND ASSUMED CONVERSIONS:
       Denominator for net income (loss) per common share, assuming dilution               11,535,928            11,319,951


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

       Summarized data for the Company's operations are as follows:

                                                                                     Rest of
                                                              USA        Germany     Europe       Asia   Eliminations     Total
                                                            ----------------------------------------------------------------------
                                                                                          (in thousands)
       For the three months ended September 25, 1998:
         Sales to unaffiliated customers                     13,409       4,325       3,596      2,012           ---      23,342
         Inter-area sales                                    (5,950)       (350)        ---        ---         6,300         ---
         Income (loss) from operations                         (314)         557        496        ---         (163)         576
       For the three months ended October 1, 1999:
         Sales to unaffiliated customers                     14,983       4,803       3,072      1,040           ---      23,898
         Inter-area sales                                    (4,585)       (336)        ---        ---         4,921         ---
         Income (loss) from operations                       (1,186)         125        180        ---         (590)     (1,471)

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

                             3D SYSTEMS CORPORATION
             Notes to Consolidated Financial Statements (Continued)
                      December 31, 1998 and October 1, 1999
                                   (Unaudited)

(8)   Other Operating Expenses

      Other operating expenses are comprised of the following nonrecurring charges:

                                                                                    1999 Activity to Date
                                                              -----------------------------------------------------------------
                                                                 Provision                 Costs                 Accrual as of
                                                                 Recorded                 Incurred              October 1, 1999
                                                              ---------------          --------------           ---------------
      Litigation and Settlement Costs                        $       407,000          $     407,000            $           -
      Employee Related Costs                                       1,769,000                292,000                 1,477,000
      Exit Plan Costs                                              1,208,000                334,000                   874,000
                                                              ---------------          --------------           ---------------
                        Total                                $     3,384,000          $   1,033,000            $    2,351,000
                                                              ===============          ==============           ===============

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

      In September 1999, the Company recorded an additional $1,196,000 of non-recurring expense associated with the restructuring of another management position. The costs are reflected in the Employee Related Costs noted above. Payments to the former executive will be made over a five year period ending in 2004 as the result of an underlying employment agreement.

                             3D SYSTEMS CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESTATEMENT

Following a review by the Company's management of its results of operations and certain transactions for the quarter ended July 2, 1999 which impact the year to date results presented herein, the Company concluded that it would restate its second quarter 1999 Form 10-Q and its third quarter 1999 Form 10-Q (the "Restatement"). For additional information concerning the Restatement refer to "Financial and Accounting Developments" contained elsewhere in the Form10-Q/A.

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

RECENT DEVELOPMENTS

During the first half of 1999, the Company introduced several new products to expand the use of and applications of the its solid imaging systems. At the top of the product line, the Company launched the SLA 7000, a premium priced high performance SLA industrial system. This system dramatically increases the speed of producing solid images and provides for even higher quality resolution. The ThermoJet solid object printer was also announced late in the first quarter, as a replacement for the Company's Actua 2100. The ThermoJet produces solid images significantly faster than its predecessor, with improved reliability, and has a list price 20% below that of the former model. In addition, the Company has launched a series of new materials in support of its new and existing systems. As part of the Company's strategy to expand the use of solid object printing, and to improve the returns from recurring revenue streams from materials, the Company took a number of actions during the first half of 1999 to initiate the manufacturing of its own proprietary materials for the ThermoJet at its facility in Grand Junction, Colorado.

Late in the first half of 1999, the Company experienced a number of key management changes, including the resignation of its President and COO. This, coupled with the Company's results in the first half, led to the initiation of certain actions by management late in the second quarter of 1999 and a review of the Company's operations. These actions included certain operational changes and replacement of certain key executives (See Note 8 - Notes to Consolidated Financial Statements). In conjunction with these actions, the Company hired Regent Pacific Management Corp. ("Regent Pacific") to fill certain key executive positions for the next year, including CEO, CFO and Vice President of Sales and Marketing, and to assist the Company in further developing and implementing a plan to improve operational and financial performance. Implementation of major components of this operating plan, including margin improvements, operating savings and workforce reductions are expected to begin in the fourth quarter of 1999, with the expectation of seeing the initial impact of these reductions in the first quarter of 2000.
In addition, the Board elected a new Chairman, G. Walter Loewenbaum.

                             3D SYSTEMS CORPORATION

RESULTS OF OPERATIONS

The following table sets forth the percentage relationship of certain items from the Company's Statement of Operations and Total Revenues:

                                                                          Percentage of Total Revenues
                                                       Three Month Periods Ended                  Nine Month Periods Ended
                                               --------------------------------------        -------------------------------------
                                                                                                                     As Restated
Sales:                                          September 25, 1998    October 1, 1999        September 25, 1998    October 1, 1999
                                               -------------------   ----------------        -------------------   ---------------
  Products                                                 62.8%                 68.1%                  64.8%                67.2%
  Services                                                 37.2%                 31.9%                  35.2%                32.8%
                                               -------------------   ----------------        -------------------   ---------------
     Total sales                                          100.0%                100.0%                 100.0%               100.0%
                                               -------------------   ----------------        -------------------   ---------------

Cost of Sales:
  Products                                                 32.7%                 35.4%                  33.8%                37.6%
  Services                                                 24.1%                 22.3%                  23.5%                22.5%
                                               -------------------   ----------------        -------------------   ---------------
    Total cost of sales                                    56.8%                 57.7%                  57.3%                60.1%
                                               -------------------   ----------------        -------------------   ---------------

Total gross profit                                         43.2%                 42.3%                  42.7%                39.9%
Gross profit - products                                    48.0%                 48.0%                  47.8%                44.1%
Gross profit - services                                    35.1%                 30.1%                  33.2%                31.3%
Selling, general and administrative expenses               32.4%                 35.0%                  30.6%                40.1%
Other                                                        ---                  5.0%                    ---                 5.0%
Research and development expenses                           8.3%                  8.4%                   9.6%                10.1%
Income (loss) from operations                               2.5%                (6.2%)                   2.4%               (15.3%)
Interest income, net                                        0.5%                  0.3%                   0.5%                 0.3%
Provision for (benefit from) income taxes                   1.0%                (1.6%)                   1.0%                (4.4%)
Net income (loss)                                           2.0%                (4.2%)                   1.9%               (10.6%)

                             3D SYSTEMS CORPORATION
           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (Continued)

The following table sets forth for the periods indicated total revenues attributable to each of the Company's major products and services groups, and those revenues as a percentage of total sales:

                                                   Three Month Periods Ended                    Nine Month Periods Ended
                                            ----------------------------------------      ----------------------------------------
                                                                                                                      As Restated
                                            September 25, 1998      October 1, 1999       September 25, 1998       October 1, 1999
                                            ------------------      ---------------       ------------------       ---------------
Products:                                                   (in thousands except percentages)
  Systems and related equipment            $          10,407       $        11,371       $         32,046         $        31,221
  Materials                                            3,582                 4,428                 11,019                  12,872
  Other                                                  676                   459                  2,842                   1,656
                                            ------------------      ---------------       ------------------       ---------------
      Total products                                  14,665                16,258                 45,907                  45,749
                                            ------------------      ---------------       ------------------       ---------------

Services:
  Maintenance                                          7,599                 6,937                 21,408                  19,772
  Other                                                1,078                   696                  3,536                   2,523
                                            ------------------      ---------------       ------------------       ---------------
      Total services                                   8,677                 7,633                 24,944                  22,295
                                            ------------------      ---------------       ------------------       ---------------
Total sales                                $          23,342        $       23,891       $         70,851         $        68,044
                                            ==================      ===============       ==================       ===============

Products:
  Systems, and related equipment                        44.6%                 47.6%                  45.2%                   45.9%
  Materials                                             15.3%                 18.5%                  15.6%                   18.9%
  Other                                                  2.9%                  1.9%                   4.0%                    2.4%
                                            ------------------      ---------------       ------------------       ---------------
      Total products                                    62.8%                 68.0%                  64.8%                   67.2%
                                            ==================      ===============       ==================       ===============

Services:

  Maintenance                                           32.6%                 29.1%                  30.2%                   29.1%
  Other                                                  4.6%                  2.9%                   5.0%                    3.7%
                                            ==================      ===============       ==================       ===============
      Total services                                    37.2%                 32.0%                  35.2%                   32.8%
                                            ------------------      ---------------       ------------------       ---------------
Total sales                                            100.0%                100.0%                 100.0%                  100.0%
                                            ==================      ===============       ==================       ===============

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

Product sales during the third quarter of 1999 ($16.3 million) increased approximately 11% compared to the third quarter of 1998 ($14.7 million). The Company sold a total of 73 systems in the third quarter of 1999 as compared to 50 systems in the third quarter of 1998. The increase in the dollar value was due to an improved mix, as the Company sold an increased number of Solid Object Printers, and the sale of large frame, high end SLA Industrial systems returned to traditional levels as seen in the same period a year ago. The Company expects this trend to continue in the coming quarters. In addition, the Company also recorded an increase in material sales revenue for both large and small frame systems from third quarter 1998 levels, due in part to the significant increase in materials sold to the growing installed base for the Solid Object Printer and continuing growth in SLA materials. While system sales do fluctuate quarter to quarter, the Company believes that the increase in total system and material sales is indicative of sales trends for the coming year. These are forward looking statements however and are subject to uncertainties. For example, the exact timing of customer requirements and the extended cycle of large dollar capital procurements in certain companies may significantly impact product sales in future quarters.

The dollar value of orders for the Company's systems in the third quarter of 1999 declined approximately 21% from the third quarter of 1998, due to a reduction in orders of SLA industrial systems. The decline in the dollar value of orders was primarily due to a significant reduction in Europe and Asia/Pacific while the U.S order level was approximately 10% above the the prior year. The Company expects the order rate in Europe and Asia/Pacific to return to historic levels, while the U.S.order rate should be higher in the fourth quarter of 1999. This is a forward looking statement and, as with other such statements, is subject to uncertainties. For example, a change in U.S. economic conditions or a shift in European economic and political conditions could cause delays in customer orders which could lead to a lower order level.

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

                             3D SYSTEMS CORPORATION
           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (Continued)

COST OF SALES. Cost of sales increased to $13.8 million (58% of sales) in the third quarter of 1999 from $13.3 million (57% of sales) in the third quarter of 1998 as the service margins decreased from historic highs in the third quarter of 1998.

Product cost of sales as a percentage of product sales decreased marginally to approximately 51.9% for the third quarter 1999 compared to approximately 52.0% in the third quarter of 1998. While the Company saw a change in product mix to lower margin small size solid object printers, this was offset by increases in SLA system margins. The Company's costs of product sales and corresponding gross profit margins are affected by several factors, including but not limited to sales mix, distribution channels, volume and fluctuations in foreign currency exchange rates and, therefore, may vary in future periods from those experienced during the third quarter of 1999.

Service cost of sales as a percentage of service sales increased to approximately 70% in the third quarter of 1999 from approximately 65% in the third quarter of 1998. The increase is the result of a spike in "time and materials" billings related to increased "out of warranty" field maintenance work in third quarter of 1998 as these billings represented a higher margin activity. As the Company's installed base increases, the Company expects service cost of sales to increase on this segment of service work since this activity produces lower margins than new service.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("S,G&A") expenses increased approximately $.8 million or 11% in the third quarter of 1999 as compared to the third quarter of 1998. The increase was primarily the result of increased administrative costs in the Company's European operations and additional professional fees related to the Company's ongoing operations. The Company expects S,G&A expenses to remain at current levels in the fourth quarter of 1999, but should decline in future quarters as a result of the Company's new operating plan. However, this is a forward looking statement and is subject to uncertainties. For example, a significant increase in unit shipments could cause a further increase in commissions or the acceleration of litigation costs associated with theprotection of the Company's patents could result in a substantial increase in S,G&A expenses.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development ("R&D") expenses during the third quarter of 1999 decreased approximately $.1 million or 4% compared to the third quarter of 1998, and expenditures for both periods were approximately 8% of revenues. Based on the Company's new operating plan to better focus its current development goals on near term results, versus historical expenditures related to research and development, the Company anticipates for the foreseeable future, research and development expenses will be below historic level of 10% and range between 6% and 8% of sales. However, this is a forward looking statement and, as with any such statement, is subject to uncertainties. For example, if total sales of the Company for any particular period do not meet the anticipated sales of the Company for that period, research and development expenses as a percentage of sales may exceed 8%.

OTHER. The Company incurred approximately $1.2 million of other non-recurring expense during the third quarter of 1999 associated with a restructuring plan involving certain employee related costs. (See Note 8 - Notes to Consolidated Financial Statements.)

INCOME (LOSS) FROM OPERATIONS. Operating loss for the third quarter of 1999 was 6% of total sales compared to operating income of 2% of total sales in the third quarter of 1998. This is primarily attributable to the non-recurring charge to operations of $1.2 million, and the increased selling, general and administrative expenses.

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

                             3D SYSTEMS CORPORATION
           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (Continued)

NINE MONTH PERIOD ENDED OCTOBER 1, 1999 COMPARED TO THE NINE MONTH PERIOD ENDED SEPTEMBER 25, 1998.

SALES. Sales during the nine month period ended October 1, 1999 (the "first nine months of 1999") were $68.0 million, a decrease of approximately 4% from the $70.9 million recorded during the nine month period ended September 25, 1998 (the "first nine months of 1998").

Product sales during the first nine months of 1999 ($45.7 million) decreased marginally from the $45.9 million in product sales in the first nine months of 1998. The Company sold a total of 203 systems in the first nine months of 1999, compared to 161 systems in the first nine months of 1998, with the increase primarily from higher sales of small size solid imaging systems. The increase in the dollar value of product sales was due primarily to growth in sales of materials for the first nine months of 1999 compared to the same period a year ago, as the Company's installed base of large and small machines continues to grow.

Orders, on a dollar value basis, for the Company's systems in the first nine months of 1999 as compared to the first nine months of 1998 decreased substantially due to the reduction in orders of large frame SLA industrial systems in the first half of 1999. Sales of large frame SLA industrial machines returned to historic levels in the third quarter of 1999.

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

Product cost of sales as a percentage of product sales increased to 56% in the first nine months of 1999 compared to compared to 52% in the first nine months of 1998. The increase in the percentage of product costs to product sales was due primarily to a the change in product mix, as shipments of the Company's small size solid imaging systems increased and large frame SLA industrial systems were lower in the first half of 1999. The Company does not believe this shift in product mix is indicative of the mix of products to be sold in future periods. The Company's costs of product sales and corresponding gross profit margins are affected by several factors, including but not limited to sales mix, distribution channels, and fluctuations in foreign currency exchange rates and, therefore, may vary in future periods from those experienced during the first nine months of 1999.

Service cost of sales as a percentage of service sales increased slightly to 69% in the first nine months of 1999 compared to 67% in the first nine months of 1998, as service costs were reduced in line with the reduction in service revenues.

                             3D SYSTEMS CORPORATION
           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (Continued)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative ("S,G&A") expenses increased approximately $5.6 million or 26% in the first nine months of 1999 compared to the first nine months of 1998, primarily as a result of costs associated with the launch of new products along with the overall build up of the sales and marketing department that occurred during fourth quarter of 1998 and first quarter of 1999. In addition, the Company incurred S,G&A costs associated with the sale of its St. Paul, Minnesota 3D Keltool insert operations and legal expenses associated with the protection of certain patents owned by the Company. The Company expects S,G&A expenses to remain at current levels in the fourth quarter of 1999, but should decline in future quarters as a result of the Company's new operating plan. However, this is a forward looking statement and is subject to uncertainties. For example, a significant increase in unit shipments could cause a further increase in commissions, or the acceleration of litigation costs associated with the protection of the Company's patents could result in a substantial increase in S,G&A expenses.

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

OTHER. The Company incurred $3.4 million of other expenses during the first nine months of 1999. These costs are litigation and settlement costs related to the Centuri Litigation and non-recurring charges associated with actions taken by management involving certain employee related costs and exit plan costs. (See Note 8 - Notes to Consolidated Financial Statements.)

INCOME (LOSS) FROM OPERATIONS. Operating loss for the first nine months of 1999 was 15% of total sales compared to operating income of 2% of total sales in the first nine months of 1998. This is primarily attributable to increased sales and marketing expenses related to new product launches, lower sales of large frame, high-end SLA Industrial Systems in the first half, increased sales of lower-end solid imaging systems, and the non-recurring charge to operations of $3.4 million.

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

                             3D SYSTEMS CORPORATION
           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (Continued)

LIQUIDITY AND CAPITAL RESOURCES

                                                                                              As Restated
                                                                   December 31, 1998        October 1, 1999
                                                                   ------------------      -----------------
Cash and cash equivalents                                         $      15,911,793       $      10,714,719
Short-term investments                                                    3,484,641                       0
Working capital                                                          38,305,638              31,673,481

                                                                                   Nine Month Periods Ended
                                                                   -----------------------------------------
                                                                                              As Restated
                                                                   September 25, 1998       October 1, 1999
                                                                   ------------------      -----------------
Cash provided by (used for) operating activities                  $        3,032,079      $      (2,807,904)
Cash (used for) investing activities                                      (3,546,060)            (4,063,735)
Cash provided by (used for) financing activities                            (956,282)               105,284

Operating activities in the first nine months of 1999 had a net use of cash of $2.8 million compared to net cash provided of $3.0 million in the same period a year ago. The change in cash flow for the first nine months of 1999 as compared to the first nine months of 1998 is primarily the result of the net loss ($7.2 million), increased inventories of finished goods and service parts in Europe, and a reduction in deferred revenues due to lower shipments of large frame SLA industrial systems, partially offset by a decrease in lease receivables ($4.9 million) primarily due to Company's decision to sell $2.2 million in its lease portfolio. By the end of 1999, the Company expects to have implemented a new operating plan, a component of which should allow the Company to exercise greater control over cash flow and working capital availability. However, this is a forward looking statement and is subject to uncertainties. For example, the new operating plan may not be completely implemented on the expected timeline or may not be as effective as anticipated.

Net cash used for investing activities during the third quarter of 1999 totaled $4.1 million and was primarily the result of net additions to property and equipment ($2.6 million) and license and patent costs ($4.9 million) partially offset by the liquidation of short term investments ($3.5 million).

Net cash provided by financing activities during the third quarter of 1999 was primarily the result of the exercise of stock options and warrants.

During the third quarter of 1999, the Company allowed its credit facility with Silicon Valley Bank to expire. Currently, the Company is evaluating its capital needs and has begun initial discussions with several institutions to provide capital funding. The Company expects, if appropriate, to have a credit facility in place before the end of the fourth quarter. This is a forward looking statement however and is subject to uncertainties. For example, significant changes in interest rates could have an adverse impact on the Company's ability to secure its primary choice of credit facility alternatives.

From time to time the Company considers the acquisition of businesses, products or technologies complementary to the Company's current business although it has no current commitments or agreements with respect to any such transactions. Should the Company decide to pursue such a transaction, the Company may require additional funds.

3D Systems has established a team to address issues raised by the initial introduction of the Single European Currency ("Euro") on January 1, 1999 and the potential impacts identified during the transition period through to January 1, 2002. The Company substantially completed the modifications to its internal systems that will be affected by the initial introduction of the Euro during the third quarter 1999 and expects all modifications to be complete by the end of the fourth quarter 1999. The Company does not presently expect that the introduction and use of the Euro will materially affect the Company's foreign exchange position nor result in any material increase in costs to the Company. While the

                             3D SYSTEMS CORPORATION
           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations (Continued)

Company will continue to evaluate the impact of the Euro introduction over time, based on currently available information, management does not believe that the introduction of the Euro currency will have a material adverse impact on the Company's financial condition or overall trends in results of operations.

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

The Company is finalizing the comprehensive evaluation of its internal business systems. Certain critical infrastructure and information systems have been upgraded to meet Year 2000 requirements. These upgrades will also have the benefit of meeting the Euro currency requirements and expanding the capability of the Company. At the completion of these current projects, the Company will have completed transaction testing to evaluate compliance of the overall system infrastructure. To date, the Company has completed the risk analysis on all U.S.-based systems and has substantially completed all infrastructure upgrades in the U.S. In the first quarter 1999, the Company completed the implementation of the Year 2000 compliance upgrades for its core enterprise wide systems, substantially completed the risk analysis of foreign operations, began implementation of infrastructure upgrades in Europe and Asia/Pacific, and launched software upgrade projects for its European sites that will be Year 2000 and Euro compliant. The Company has completed the majority of offshore infrastructure upgrades and during the third quarter of 1999 substantially completed the testing on the European software implementation which the Company expects to finalize in the fourth quarter of 1999. The Company believes that the vast majority of Y2K- related issues with respect to internal business systems have been inventoried, analyzed, and were resolved by the end of the third quarter 1999 and that certification and final testing will becompleted in the fourth quarter 1999.

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

PREVIOUS QUARTER'S NOTES
The Company is continuing the comprehensive evaluation of its internal business systems. Certain critical infrastructure and information systems are being upgraded to meet Year 2000 requirements. These upgrades will also have the benefit of meeting the Euro currency requirements and expanding the capability of the Company. At the completion of these current projects, the Company will be conducting transaction testing to evaluate compliance of the overall system infrastructure. To date, the Company has completed the risk analysis on all U.S.-based systems and has substantially completed all infrastructure upgrades in the U.S. In the first quarter 1999, the Company completed the implementation of the Year 2000 compliance upgrades for its core enterprise wide systems, has substantially completed the risk analysis of foreign operations, began implementation of infrastructure upgrades in Europe and Asia/Pacific, and launched software upgrade projects for its European sites that will be Year 2000 and Euro compliant. In the first quarter of 1999, the Company substantially completed the majority of offshore infrastructure upgrades and began testing on the European software implementation which the Company expects to complete in the third quarter of 1999. The Company believes that the vast majority of Y2K-related issues with respect to internal business systems will be inventoried, analyzed, and resolved by the third quarter 1999 and that certification and/or testing will be completed by the end of the third quarter 1999.

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

/s/ H. Michael Hogan III                                            3/29/00
-----------------------------------------------------         -----------------
H. Michael Hogan III                                                 Date
Vice President and Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)

(Duly authorized to sign on behalf of Registrant)