Form 10-K
period 1999-12-31
3 D SYSTEMS CORP
filed 2000-03-31
CIK 910638

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

|X|   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

|_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

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

                          Common Stock, $.001 par value

                         Preferred Stock Purchase Rights

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any Amendment to this Form 10-K. |_|

At February 29, 2000, there were outstanding 11,602,633 shares of the Common Stock of Registrant, and the aggregate market value of the shares held on that date by non-affiliates of Registrant, based on the closing price ($11.6562 per share) of the Registrant's Common Stock on the Nasdaq National Market on that date, was $90,806,356. For purposes of this computation, it has been assumed that the shares beneficially held by directors and officers of Registrant were "held by affiliates"; this assumption is not to be deemed to be an admission by such persons that they are affiliates of Registrant.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's Proxy Statement with respect to its 2000 Annual Meeting of Shareholders, currently scheduled to be held May 2, 2000, are incorporated by reference into Part III of this Report.

Exhibit index is located on page 28.

                             3D SYSTEMS CORPORATION

                       Annual Report on Form 10-K for the
                          Year Ended December 31, 1999

PART I....................................................................................................3

  Item 1.   Business......................................................................................3
  Item 2.   Properties...................................................................................15
  Item 3.   Legal Proceedings............................................................................15
  Item 4.   Submission of Matters to a Vote of Security Holders..........................................16
  Item 4a.  Executive Officers of the Registrant.........................................................16

PART II..................................................................................................18

  Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters........................18
  Item 6.   Selected Financial Data......................................................................19
  Item 7.   Management's Discussion and Analysis of Results of Operations and Financial Condition........20
  Item 7a.  Quantitative and Qualitative Disclosures About Market Risk...................................26
  Item 8.   Financial Statements and Supplementary Data..................................................26
  Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosures........26

PART III.................................................................................................27

  Item 10.  Directors and Executive Officers of the Registrant...........................................27
  Item 11.  Executive Compensation.......................................................................27
  Item 12.  Security Ownership of Certain Beneficial Owners and Management...............................27
  Item 13.  Certain Relationships and Related Transactions...............................................27

PART IV..................................................................................................28

  Item 14.  Exhibits, Financial Statement Schedule, and Reports on Form 8-K..............................28

                                     PART I

Item 1. Business
----------------

For a discussion of certain material factors which may affect the Company, see "Cautionary Statements and Risk Factors" commencing on page 10 of this Report.

General

3D Systems Corporation (the "Company," "We," or "Us") develops, manufactures and markets worldwide solid imaging systems. Solid imaging systems are designed to produce physical objects rapidly from digital data using computer aided design and manufacturing ("CAD/CAM") software utilities and related computer applications. Our hardware products include SLA-Registered Trademark- industrial systems and ThermoJet(TM) solid object printers. In addition, we market and distribute consumable materials used in these systems. Our growing installed base of systems requires an ongoing supply of materials as well as service support. ThermoJet printers use proprietary materials developed, manufactured and sold exclusively by us. For SLA systems, we are the exclusive worldwide distributor (except for Japan) of Ciba Specialty Chemicals, Inc.'s ("CSC") stereolithography photopolymer resins ("resins"), which we developed in conjunction with CSC.

SLA industrial systems use our proprietary stereolithography ("SL") technology, a solid imaging process which uses a laser beam to expose and solidify successive layers of photosensitive epoxy resin until the desired object is formed to precise specifications in epoxy or acrylic resin. SL-produced parts can be used for concept models, engineering prototypes, patterns and masters for molds, consumable tooling or short-run manufacturing of final product, among other applications. SL technology can provide users with significant product development time savings, cost reductions and improved quality, compared to traditional modeling, tooling and pattern-making techniques. In addition, material functionality can produce more durable parts, which can be used for rapid manufacturing. We provide, either directly or through our network of authorized distributors, a variety of on-site maintenance services and processing materials.

ThermoJet solid object printers employ hot melt ink jet technology to build models in successive layers using our proprietary thermoplastic material. These printers, about the size of an office copier, are designed for operation in engineering and design office environments. Designers, engineers, and other users of CAD/CAM utilities can incorporate the printers into office networks as a shared resource, to rapidly produce models of products under development for design concept communication and validation. In addition, the ThermoJet solid object printer output can be used as patterns and molds and, when combined with other secondary processes, can produce parts with representative end use properties. We provide, either directly or through our network of authorized distributors, on-site maintenance services.

We market directly and through secondary distribution channels to customers in the United States, Europe and Asia, and through distributors in other countries. We sold our first SLA system in 1988, our first solid object printer in the fourth quarter of 1996, and as of December 31, 1999, had sold 1,546 machines to customers in over 80 countries. Our customers include major corporations throughout the world in a broad range of industries including manufacturers of automotive, aerospace, computer, electronic, consumer and medical products. We also sell SLA systems and ThermoJet printers to independent service bureaus, which, for a fee, provide stereolithographic and 3D printing services to their customers.

As of December 31, 1999, we held 197 patents related to solid imaging: 93 United States; 61 European; 8 Japanese; and 35 other foreign patents. We continue to develop improvements in our product lines as well as new products to expand the applications of solid imaging. In conjunction with CSC, we continue to develop materials for our SLA systems with different and improved characteristics to expand SL applications. CSC is a Swiss-based multinational manufacturer and distributor of specialty chemicals, a 14.9% beneficial shareholder of the Company, and our partner in photopolymer resin development.

Solid imaging is a relatively new field embodying the use of computers and computer automated equipment to rapidly produce prototypes, models and even low-volume production quantities of physical objects that traditionally have been produced by machining and other methods. We believe that stereolithography and solid imaging hot melt ink jet technologies, which we have developed and patented, represent the most significant developments in this field. While alternative technologies exist and significant research and development efforts are currently being undertaken by corporations and universities around the world in an attempt to develop additional alternative technologies and techniques, we remain the leader in the solid imaging field on the basis of total revenue and systems installed.

Unless otherwise indicated, all references to "CSC" include Ciba Specialty Chemicals, Inc. and its affiliates, including Ciba Specialty Chemicals Holding and its wholly-owned subsidiaries in Canada, through which CSC holds its interest in the Company, and the United States ("CSC US"), through which CSC conducts its United States operations. On December 14, 1999, CSC announced it would sell its Performance Polymer Division, the division with which we primarily do business, to Morgan Grenfell Private Equity ("MGPE"). The announcement stated that the transaction is expected to close in the first quarter of 2000. On February 7, 2000, CSC advised us that the operations of the division will be run by the present management in a newly created Swiss company headquartered in Basel, Switzerland and that CSC will assign to the new company its rights and obligations under all contracts related to the Performance Polymers Division. MGPE is ultimately owned by Deutsch Bank AG.

Corporate Structure

The Company is a Delaware corporation, and is the sole shareholder of 3D Canada Company, a Nova Scotia unlimited liability company (formerly 3D Systems (Canada) Inc., a British Columbia corporation) ("3D Canada"). The Company and 3D Canada jointly own 3D Holdings LLC, which is the sole shareholder of 3D Systems, Inc., a California corporation ("3D California"), which directly and through its direct and indirect subsidiaries conducts substantially all of the Company's business. 3D California's direct subsidiaries include 3D Systems Europe Ltd., a United Kingdom company, which, beginning January 1, 2000, serves as the headquarters for the Company's European operations.

Unless otherwise indicated, all references in this document to the Company, we, or us include 3D Systems Corporation, 3-D Systems Inc., its British Columbia predecessor ("3-D Canada"), 3D Canada Company and its predecessor, 3D Systems (Canada), Inc. and 3D Systems, Inc. and its subsidiaries.

Products and Services

For an analysis of revenues attributable to our product and service groups, see "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition - Results of Operations" on page 21.

SLA Systems and Related Equipment. We currently manufacture and market five SLA industrial systems-- the SLA 250 Series 50; the SLA 250/50 HR ("High Resolution"); the SLA 3500; the SLA 5000; and the SLA 7000. All models use SL technology. The models vary in their capabilities including the resolution and accuracy of part building, the maximum size of objects that can be produced, object building speed, and system price.

Each SLA system consists of an ultraviolet laser, an optical scanning system that controls the position of the laser beam, a vat of photosensitive epoxy resin, an elevator assembly and a central controller, which work together to control the exposure of the resin to ultraviolet radiation, thereby curing it in a defined pattern to create solid objects. SLA systems are capable of making multiple objects at the same time; however, each SLA system is limited in the size of the objects that it can make during a single build session. Therefore, the system can make only scale models of very large objects or, alternatively, full-scale portions of large objects which are then joined together. The SLA 250 system, for example, can create a model, section of a model or other object with maximum size of 10 inches x 10 inches x 10 inches (250 mm x 250 mm x 250 mm). On the other hand, the maximum size model, section of a model or other object that can be created using the SLA 7000 system is 20 inches x 20 inches x 24 inches (500 mm x 500 mm x 600 mm).

SLA systems are installed in many of the largest manufacturing organizations in the world and are used in a wide variety of applications, varying from prototyping automobile parts to creating new designs for testing in consumer focus groups. SLA systems are designed to build communication models to enable users to share ideas and evaluate concepts; perform form, fit and function testing on working prototypes; build master patterns for investment casting; or quickly produce parts for direct use in working prototypes.

We also market ultraviolet curing devices ("PCAs") used in conjunction with SLA systems. The PCA provides uniform long wave ultraviolet illumination. When the SLA system has completed a typical object, a small amount of the resin has not been fully cured. Full curing requires an additional one to two hours of exposure to ultraviolet illumination through the use of our PCAs. The Company is currently offering three PCA models, the PCA 250, PCA 350 and PCA 500. Approximately 70% of all SLA systems sold by us have been purchased with a PCA.

Solid object printers. The ThermoJet printer is a network-ready system, about the size of an office copier, that uses a hot melt ink jet technology to print models in successive layers using a proprietary thermoplastic solid imaging material ("SIM") and a print head with hundreds of jets oriented in a linear array. The print head scans back and forth, similar to desktop ink jet printers, depositing layer upon layer of material to form the physical model. The printers offer a part building capacity of 10 inches x 7.8 inches x 8 inches (250 mm x 195 mm x 200 mm).

The ThermoJet printer creates concept models used for design reviews, form and fit checking, styling, ergonomics evaluation and CAD-model verification. By printing a three-dimensional object, designs that appear complex on a two-dimensional presentation are more easily understood by both technical and non-technical people.

Materials. We develop and manufacture the SIM used by the ThermoJet printer. Currently we market three types of SIM, in several shades. We anticipate, based upon our research and development efforts, that we will market additional SIM types with differing material properties. We are the exclusive worldwide distributor (other than Japan), to users of stereolithographic systems, of CSC photopolymers (photosensitive resins) for stereolithography (see "Marketing and Customers - Photopolymer Distribution Agreement," on page 7, below). Currently, we market a total of 14 different resins, which vary in building speed, accuracy, surface finish and mechanical properties. Depending upon results obtained under our Photopolymer Research Agreement (described under "Research and Development," on page 6, below), we anticipate that we will market additional types of resins with varying properties. Most of our customers purchase material from us at the time of initial purchase of equipment (SLA system or ThermoJet printer). We also sell material necessary for ongoing operation of the machines. During 1999, 1998 and 1997 revenues from materials sales were $15.6 million, $18.6 million and $13.5 million, respectively. Approximately three-quarters of our material revenue is from ongoing operation of the machines.

Software. We develop and market part preparation software for personal computers and engineering workstations. The software is designed to enhance the interface between CAD/CAM utilities and our solid imaging products. Solid CAD/CAM data is converted to the STL format within the CAD/CAM utility. Depending on the specific software package, the object is typically viewed, rotated, scaled, and model structures added. The software then generates the information that will be used by the SLA or ThermoJet machine for creation of the solid images.

QuickCast(TM) Technology. Our QuickCast build style consists of a special process for making precision investment casting patterns using SL technology. Investment casting is a process whereby a foundry uses wax patterns to generate molds into which liquid metal is poured to form the part. Each wax pattern can be used only once to produce a mold. Similarly, the QuickCast process uses our SLA systems to produce foundry-useable mold patterns suitable for limited-run investment casting. While not cost-competitive for high-capacity manufacturing, the ability to rapidly produce prototypes and short run production quantities of fully functional complex metal parts, in a wide variety of metals, is a major technological improvement in SL. All of the SLA systems we sell include the software capability to use the QuickCast process.

Maintenance. All of the SLA systems we sell include on-site hardware and software maintenance service, during a warranty period (typically one year) at no additional charge. All ThermoJet printers include at least a 90-day warranty period at no additional charge. After the warranty period, we offer customers optional maintenance contracts, which are available on a monthly and annual basis. Approximately three-quarters of the services we provide are for post-warranty maintenance contracts. Although purchasers are not required to enter into maintenance contracts with us, a majority of our United States, Asia Pacific and European SLA system customers are parties to these contracts, and many others obtain our maintenance services on a time and material basis. Customers acquiring systems from some of our overseas distributors are offered maintenance contracts by the distributors. During 1999, 1998 and 1997, revenues from maintenance contracts and maintenance services were approximately $26.7 million, $28.1 million, and $25.0 million, respectively. As of December 31, 1999, we had a staff of 98 full-time employees who provide on-site remedial and preventive maintenance services necessary to keep the equipment in good operating condition. To date, warranty expenses and product returns have not been significant.

3D Systems Technology Centers. The Company provides services from its Technology Centers at its Valencia, California headquarters and at its office located near Frankfurt, Germany. The 3D Systems Technology Centers utilize SLA systems together with CAD/CAM and other data supplied by customers to produce models, prototypes, mold patterns and other parts on a contract basis. The price for services offered by the Technology Centers varies on the basis of the nature of the services requested. The Technology Centers also focus their efforts on the development of new applications and techniques in SL and the development of new markets in which the advantages of SL can be demonstrated. The Technology Centers also enable us to keep abreast of developments in the applications of rapid prototyping and serve as a means to introduce prospective buyers to our technology.

3D Keltool(R) Process. The 3D Keltool process uses master patterns to produce highly accurate steel tool core and cavity inserts for use in plastic injection molding machines. In 1998, we began licensing this technology to our customers for their direct use. Since acquiring the 3D Keltool assets and operations in September 1996 and through 1998, we produced 3D Keltool inserts for our customers, using the 3D Keltool process, out of our St. Paul, Minnesota facility. In the first quarter of 1999, we sold the St. Paul operations to Rapid Tooling Technologies ("RTT"). As part of the agreement to purchase the St. Paul operations, RTT obtained a license for the use of the 3D Keltool process.

Recent Product Introductions. In order to improve and expand the capabilities of our systems and related software and materials, as well as to enhance our portfolio of proprietary intellectual properties, we have historically devoted a significant portion of our resources to research and development activities. Recent product introductions include:

SL5530HT resin was announced in December 1998. Designed specifically for use with the SLA 350, 3500, 5000 and 7000 systems, SL5530HT resin is a breakthrough in materials development. Depending on the hardware platform, SL5530HT can resist temperatures in excess of 200(degree) C/392(degree) F - twice the heat resistance of any other resin today. It also possesses optical clarity useful for flow visualization and build accuracy that mirrors the dimensions of the part design.

3D Lightyear(TM) part preparation software was released in the second quarter of 1999. 3D Lightyear software fully exploits the power of the Windows NT operating system, delivering functionality that extends beyond the capabilities of its predecessor, Unix-based Maestro. An accompanying release of control software for the SLA 350/3500/500/5000/7000 systems also incorporated new functions for customers who owned these large-frame SLA machines.

SLA 7000 system, the Company's new SLA machine introduced in the first quarter of 1999, is faster (depending upon part geometry and layer thickness) than our next fastest solid imaging system. The SLA 7000 system gains its speed advantage from a dual-spot high power laser, high speed scanning software and a new high photosensitivity material. In addition to its speed, the SLA 7000 system can produce parts at 0.001 inch (0.025 mm) layers thickness (depending on part size and geometry).

SL 7510 high photosensitivity material was initially released for the SLA 7000 machine. It was also released during 1999 for the SLA 3500 and SLA 5000 systems. Final material properties are machine-dependent, but generally the SL 7510 material offers excellent durability, fast build speed, accuracy and humidity resistance.

SL 5430 material for the SLA 500 system was released in January 2000. It combines excellent productivity and clarity, with high temperature resistance - up to 250(degree) C/482(degree) F.

SL 7540 material was released in March 2000, on all three solid-state platforms (the SLA 3500/5000/7000 systems). It is a leap ahead in material properties, offering exceptional durability and surface quality. Along with this material, we released new versions of our Lightyear and Buildstation software (1.1 and 5.1, respectively). The software releases enable a new method of supporting SL parts, which result in better part surface finish and better part building yield. In combination, the software and material are an important step ahead in part building and part versatility.

ThermoJet solid object printer is the successor to the Actua(TM) 2100 office modeler, offering a significant improvement in speed and reliability. It is up to 300% faster than its predecessor. In addition, the ThermoJet printer, introduced in the first quarter of 1999, uses a new material, TJ-88, with improved part durability. Along with the hardware and materials release, a new version of part preparation and control software was introduced, which further improved the ease of use of the ThermoJet software.

Research and Development

Our ability to compete successfully depends, among other things, on our ability to design and develop new machines, materials and applications, and to refine existing products. For the foreseeable future, we anticipate that our research and development efforts will be focused on system design and material functionality improvements for the ThermoJet solid object printer and SLA systems, and developing software to facilitate the interface between our solid imaging systems and CAD/CAM programs. Research and development expenses decreased in 1999 to $8.9 million, down from $9.4 million in 1998. The decrease in research and development expenses in 1999 was primarily a result of significant investment in 1998 in new product introduction (ThermoJet solid object printer and SLA 7000 system). Based on our historical expenditures related to research and development and our current development goals, we anticipate, for the foreseeable future, research and development expenses will be equal to approximately 8% of sales. This is a forward-looking statement, however, and, as with any such statement, is subject to risk. For example, if our total sales for any particular period do not meet our anticipated sales for that period, research and development expenses as a percentage of sales may exceed 8%. As of December 31, 1999, 50 employees or contractors were devoting substantially all of their time to research and development activities for the Company, compared to 66 employees at December 31, 1998.

We believe that further refinements in stereolithography will depend upon improvements not only in our SLA products, but also in the chemical makeup of the resins used in the fabrication process. To this end, we have dedicated a significant amount of time to the development of new resins. To pursue this goal, we are a party to a Research and Development Agreement with CSC (the "Photopolymer Research Agreement") providing for the development of photopolymers, photopolymerizable monomers, photoinitiators and other resins for use with our SLA systems. Subject to certain conditions, the Photopolymer Research Agreement will remain in effect until either party gives the other six months notice of intent to terminate the agreement. Pursuant to the Photopolymer Research Agreement, the two companies work jointly, with each company funding its own portion of the research. Ownership of any inventions or know-how, whether patented or not, will accrue to CSC if they are chemical in nature, and to us if they relate to the stereolithographic process. CSC has announced that it will sell its Performance Polymer Division, the division that engages in photopolymer research with us. We believe that the Photopolymer Research Agreement will be transferred to the new company, and we have consented to the assignment. This is a forward-looking statement and, as such, is subject to risk. For example, management of the acquiring company may decide not to assume the obligations under the contract or may decide to negotiate a new contract with less favorable terms. If the Photopolymer Research Agreement is not assigned, or if it is otherwise terminated, we may be unable to develop improvements in the chemical makeup of the resins used in the SL fabrication process, which could result in a material adverse effect on our revenues, results of operations, liquidity and financial position.

We believe that further refinements in solid object printing will come as a result of investment in the areas of material development, solid imaging processes and the printing mechanism. In 1999, 3D Systems began an aggressive material development program with an outside consulting firm to develop SIM ingredients and chemical compounds with properties optimized for the ink jet solid imaging process. We believe these synthetic specialty chemicals will allow future SIM formulations to demonstrate significant improvement in the material durability and other mechanical properties, and that investment in the solid imaging build processes will result in improvements in the quality of the model output from the build process. We believe these improvements will include faster model build times, higher resolution and smaller layer steps, more accurate geometry representation and smoother and more uniform surface finish on all surfaces of the finished model. Investment in the printer system design and mechanism is expected to result in substantial cost savings, an increase in reliability and improvements in ease of use.

The foregoing discussion relating to the Company's research and development activities includes statements that involve risks and uncertainties. For a discussion of the factors associated with such forward-looking statements which could cause actual results to differ materially from those projected in the statements, see "Cautionary Statements and Risk Factors--We Must Keep Pace with Rapid Technological Change and Introduce New Products to Remain Competitive" on page 11 and "Our New Products May Not Be Commercially Accepted" on page 11.

Marketing and Customers

Our sales and marketing strategy focuses on an internal sales organization, which is responsible for overseeing worldwide sales and value-added resellers, as well as the utilization of knowledgeable international distributors. We employ a direct sales force consisting of sales persons and application specialists that provide technical sales support. At December 31, 1999, our worldwide sales and support staff consisted of 61 employees that were primarily located in the United States and Europe. We have sales offices in the United States in California, Michigan, Minnesota, Indiana, Ohio, North Carolina, South Carolina and Massachusetts; our European offices are located near Frankfurt, London, Paris, Barcelona and Milan, and our Hong Kong office serves the Asia Pacific region.

International Sales. International sales, the majority of which are to Europe, accounted for 47.5%, 44.1% and 41.5% of total sales in the years ended December 31, 1999, 1998, and 1997, respectively. (See "Note 16 of Notes to Consolidated Financial Statements" on page F-8.) On September 17, 1999, we announced the formation of a new management team for our European operations, which will have a pan-European vision, rather than a fragmented country-by-country focus. Our European operations finished 1999 with a 17.8% growth over 1998. Platform sales to automotive and Formula One customers are still the strongest, but sales to the consumer electronics industry also showed a large percentage of growth year over year.

As of December 31, 1999, we had entered into agreements with three independent distributors in the Pacific Rim, five in greater Europe and one in Latin America. International distributors are responsible for marketing, sales, system installation, service and support to their customers. For a discussion of risks associated with international operations, see "Cautionary Statements and Risk Factors - There are Many Risks Associated with International Business" on page 12.

Customers. Our customers include major companies in a broad range of industries throughout the world, including manufacturers of automotive, aerospace, computer, electronic, consumer and medical products. Purchasers of our systems include original equipment manufacturers ("OEMs") such as AMP, Inc., Apple Computer, Inc., Audi AG, Benetton F1, Boeing Company, BMW Group, Canstar Sports, Inc., DaimlerChrysler Corp., Eastman Kodak Company, The Electrolux Group, General Electric Company, General Motors Corporation, Delphi Automotive Systems, Hasbro, Inc., Jordan Grand Prix, International Business Machines Corporation, Johnson & Johnson, Motorola, Inc., Navistar International Corporation, Nike, Inc., Pratt & Whitney, Raytheon Company and Texas Instruments, Inc. We also sell our products to government agencies and universities, which generally use our machines for research activities, and to independent service bureaus, including Arrk Creative Network, the largest rapid prototype manufacturer in the world, General Pattern, Moehler Design and INCS, Inc., which for a fee provide stereolithographic services to their customers.

Photopolymer Distribution Agreement. Pursuant to an agreement with CSC US, and subject to conditions set forth in the agreement, we are the exclusive worldwide distributor to users of SL processes of all Ciba Specialty Chemicals SL photopolymers. At our request, an affiliate of CSC US currently sells such photopolymers in Japan to our Japanese distributor. Subject to certain conditions, so long as CSC US provides adequate supplies, we are required to fill all of our requirements for our photopolymers through purchases from CSC US. Subject to certain conditions, the agreement will remain in effect until either party gives the other six months advance notice of termination. There can be no assurance that this agreement will remain in place. Though we believe we can obtain alternate agreements from other manufacturers, the termination of this agreement or interruption of supply could have a material adverse effect on our revenues, results of operations, liquidity and financial position. (See "Cautionary Statements and Risk Factors - We Depend on a Single or Limited Suppliers for Certain of our Components" on page 11). CSC has announced that it will sell its Performance Polymer Division, the division with which we have the agreement. We believe that the Photopolymer Distribution Agreement will be transferred to the new company, and we have consented to the assignment. This is a forward-looking statement and, as such, is subject to risk. For example, management of the acquiring company may decide not to assume the obligations under the contract or may decide to negotiate a new contract with less favorable terms.

Customer Support and Service. Before installation of an SLA system, a new purchaser typically receives training at our facilities. During the first several days after installation, an applications engineer remains at the customer location to ensure that the customer is able to operate the SLA system effectively and to answer any questions that may arise. We also make available to our customers, for a fee, additional training courses in SLA system features and applications.

No training is necessary in connection with the purchase of a ThermoJet printer.

We offer maintenance contracts to our customers, which generate recurring revenue. (See "Products and Services," on page 4, above.) We also make available, in the United States, a hotline to all of our users with maintenance contracts. The hotline is staffed with technical representatives who answer questions and arrange for on-site remedial services if necessary. The hotline is available Monday through Friday, local holidays excepted, 5:00 a.m. to 5:00 p.m. Pacific time. In addition, customer service, troubleshooting and answers to frequently asked questions ("FAQs") are available through our website, www.3dsystems.com. Customers may also reach us through e-mail, 24 hours a day.

We co-founded and currently participate in both domestic and international SL User Groups, which currently include a substantial number of our customers. The User Groups organize annual conferences in both the United States and Europe, at which we make presentations relating to updates in stereolithography, changes we have implemented in our systems and related equipment, materials and software and future ideas and programs we intend to pursue in the upcoming years.

Backlog. At December 31, 1999, the Company had orders (with scheduled delivery dates) for 12 systems aggregating approximately $4.4 million, as compared to systems aggregating approximately $8.9 million at December 31, 1998 and $3.5 million at December 31, 1997. It is anticipated that all orders included in the current backlog will be shipped by June 30, 2000. As a matter of policy, we afford our customers the right to cancel any system order at any time prior to its scheduled delivery date. Historically, the number of system orders canceled has not been significant. Nonetheless, no assurance can be given that all orders in backlog will be shipped. Backlog may not be indicative of future expected sales.

Production and Supplies

All of our systems are assembled and SIM is produced at our 67,000 square foot facility in Grand Junction, Colorado. We purchase the major component parts for our systems and materials for SIM from outside sources and arrange with contract manufacturers for the manufacture of subassemblies. We integrate the subassemblies and effect final assembly of all systems at our production facility. We perform numerous diagnostic tests and quality control procedures on each system to assure its operability and reliability.

Although there is more than one potential supplier for many material components parts, subassemblies and materials, several of the critical components, materials, and subassemblies, including lasers, materials, and certain ink jet components, are currently provided by a single or limited sources. Resins for the Company's SLA systems are supplied exclusively by CSC under the Photopolymer Distribution Agreement, described above, and either party has the right to terminate this agreement with six months notice. Our reliance on sole or limited source vendors involves risks, including the possibility of shortages of certain key components, product performance shortfalls, and reduced control over delivery schedules, manufacturing capability, quality and costs. Business disruptions, financial difficulties, or any significant change in the condition of or our relationship with a sole or limited source supplier of any particular component could have a material and adverse effect on our revenues, results of operations, liquidity and financial condition by increasing the cost of goods sold or reducing the availability of such components. An unanticipated change in the source of supply of these components or unanticipated supply limitations could adversely affect our short-term ability to meet our product orders. (See "Cautionary Statements and Risk Factors - We Depend on a Single or Limited Suppliers for Certain of our Components" on page 11.)

Competition and Patent Rights

We believe there are no products technologically similar to our SLA systems being sold in significant quantities in the United States; however, products similar to our SLA systems are manufactured and sold by other companies in the Pacific Rim. In addition, we believe that there are other companies researching, designing, developing and marketing other types of solid imaging equipment in the United States and in foreign markets, and additional companies may announce plans to enter the solid imaging business, either with equipment similar to ours, or with other types of equipment. (See "Cautionary Statements and Risk Factors -- We are Subject to Intense Competition" on page 14.)

Although it is estimated that there are approximately 19 companies currently manufacturing rapid prototyping equipment, the following is a brief description of competing products or technologies of the companies that we believe are our current primary competitors in the SL area. DTM, Inc. markets systems based on a technology called Selective Laser Sintering, which uses a powdered material that is sintered (solidified by heating) by energy supplied by a laser. Helisys, Inc. markets systems based on a technology called Laminated Object Manufacturing, which builds parts from sheets of paper or other material that are laminated together with cross-sectional patterns being laser cut into each sheet of paper. Stratasys, Inc. ("Stratasys") markets a Fused Deposition Modeling process that builds objects by dispensing individual layers of thermoplastic material through a temperature controlled head.

NTT Data and D-MEC market products similar to our SL products in Japan. During 1998, we signed patent cross-license agreements with NTT Data and NTT Data CMET (marketed by NTT Data) and with Sony Corporation (marketed by D-MEC). Under these agreements, Sony and NTT Data each obtained a non-exclusive license to produce and sell SL systems in the Asia Pacific area. In addition, E.I. du Pont de Nemours and Company ("DuPont") has licensed certain SL technology to Teijin Seiki of Japan and Aaroflex of the United States. We believe that other Japanese companies are also developing and marketing products similar to ours; however, we do not have reliable data with respect to these efforts. During 1996, Aaroflex, Inc. ("Aaroflex"), headquartered in Virginia, publicly announced the availability and claimed that it has sold in the United States, although not delivered, equipment that offers the same functions as our SLA systems. (See "Item 3. Legal Proceedings" on page 15.)

We believe that currently available alternatives to SL generally are not able to produce models having the dimensional accuracy and fine surface finish of models provided by our SL process. However, competitors have successfully marketed their products to our existing and potential customers. Furthermore, in many cases, the existence of these competitors extends the purchasing time while customers investigate alternative systems. We compete primarily on the basis of the quality of our products and the advanced state of our technology. Although we do not rely totally on our patents to compete, we believe that our patents will help us maintain our leading position in the SL field in the United States and Europe. (See "Proprietary Protection," on page 10, below and "Cautionary Statements and Risk Factors -- Patents and Proprietary Information are Critical to our Success" on page 13.)

A number of companies, including DSM Desotech Inc. ("DSM"), which acquired the SOMOS solid imaging business of DuPont in April 1999, are currently selling SL resins, which either complement or compete with those we distribute. We believe that we currently supply resins to owners of a majority of the SLA systems currently installed worldwide.

With respect to our solid object printers, we believe that the following companies are our current primary competitors. Stratasys, described above, is also a competitor in the 3D-printer area. Sanders Prototyping markets ModelMaker, a technology that deposits wax material using an ink jet print head. Z Corporation makes a printer that produces models using a starch-based powder material and a water-based liquid binder.

We believe that currently available alternatives to our solid object printers generally are not able to produce models having the dimensional accuracy, fine detail or smooth surface finish of models provided by our printers. We do not have the level of patent protection for the solid object printers that we have for our SL technology; however, during 1999 we acquired two patents for dot-on-dot printing technology from Dataproducts Corporation in order to help us maintain our position in this field.

We believe that we do not currently have any significant competition for our maintenance services, although some of our customers perform their own maintenance in-house and some use other providers of service contracts and time and materials arrangements. We offer software and hardware maintenance contracts to our customers (see "Products and Services," on page 4, above). Maintenance for some SLA systems sold internationally is offered by our distributors (see "Marketing and Customers," on page 7, above).

Future competition is expected to arise both from the development of new technologies or techniques not encompassed by the patents held by or licensed to us, and through improvements to existing technologies, such as automated machining. We have determined to follow a strategy of continuing product development and aggressive patent prosecution to protect ourselves to the extent possible in these areas.

Proprietary Protection

Charles W. Hull, the Company's founder and Chief Technology Officer developed the stereolithography technology used in our SLA products, while employed by UVP, Inc. This technology was originally patented by UVP, Inc. and subsequently licensed to us in 1986. We acquired the patent in 1990.

In the case of our ThermoJet printers, the ink jet technology employed by the printers has been primarily developed elsewhere and is subject to license agreements. The thermoplastic material used and the application of the ink jet technology to solid imaging have been developed by us. During 1999, we acquired two patents from Dataproducts Corporation for dot-on-dot printing technology in order to increase our patent protection in this area.

At December 31, 1999, we had 197 patents which include 93 in the United States, 61 in Europe, 8 in Japan and 35 in other foreign countries. At that date, we had 54 pending patent applications with the United States, 49 in the Pacific Rim, 15 in Europe, 8 in Canada and 2 in Latin America. As new developments and components to the technology are discovered, we intend to apply for additional patents.

In 1997, we filed patent infringement lawsuits against Aaroflex, Inc. and Teijin Seiki. The Aaroflex lawsuit seeks compensation from Aaroflex for utilizing certain SL technology which we allege is incorporated in six of our United States patents, and we seek other damages and attorneys' fees as well as an injunction barring Aaroflex from marketing its products using technology incorporated in our patents. The Teijin Seiki lawsuit, which is in the early stages of prosecution, alleges infringement of our Japanese patents, and seeks damages and injunctive relief. Teijin Seiki has filed an invalidation action against one of our patents, and we have appealed an unfavorable decision in that action. (See "Item 3. Legal Proceedings" on page 15.)

Application for a patent offers no assurance that a patent will be issued as applied for. Issuance of a patent offers no assurance that the patent can be protected against any claims of invalidation or that the patent can be enforced against any infringement. In addition, litigation of patent issues can be costly and time-consuming. (See "Cautionary Statements and Risk Factors -- Patents and Proprietary Protection are Critical to our Success" on page 13.)

Employees

At December 31, 1999, we had 422 full-time employees, including 5 members of executive management supplied pursuant to an agreement with Regent Pacific Management Corporation ("Regent Pacific") (see "Item 13. Certain Relationships and Related Transactions" on page 27 for further information on the Regent Pacific Agreement). In addition, at that same date we utilized the services of 14 independent contractors. None of these employees or independent contractors is covered by labor agreements. We consider our relations with our employees and independent contractors to be satisfactory.

CAUTIONARY STATEMENTS AND RISK FACTORS

The risks and uncertainties described below are not the only risks and uncertainties we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks actually occur, our business, results of operations and financial condition could suffer. In that event the trading price of our common stock could decline, and our stockholders may lose all or part of their investment in our common stock. The risks discussed below also include forward-looking statements and our actual results may differ substantially from those discussed in these forward-looking statements.

Fluctuations in Quarterly Results - Our Operating Results Vary From Quarter to Quarter Which Could Impact Our Stock Price

Our operating results fluctuate from quarter to quarter and may continue to fluctuate in the future. We believe that quarter to quarter or annual comparisons of our operating results are not a good indication of our future performance. In some quarters it is possible that results could be below expectations of analysts and investors. If so, the price of our common stock may fall.

Many factors, some of which are beyond our control, may cause these fluctuations in operating results. These factors include:

      Acceptance and reliability of new products in the market

      Size and timing of product shipments

      General world economic conditions

      Changes in the mix of products and services sold

      Currency and economic fluctuations in foreign markets and other factors affecting international sales

      Delays in the introduction of new services/products

      Price competition

      Impact of changing technologies

In addition, certain components we use require an order lead time of three months or longer. Other components that currently are readily available may become more difficult to obtain in the future. We cannot assure you that we will not experience delays in the receipt of certain key components. To meet forecasted production levels, we may be required to commit to certain long lead time items prior to receiving orders for our products. If our forecasts exceed actual orders, we may hold large inventories of slow moving or unusable parts, which could have an adverse effect on our cash flows and results of operations.

Because of all of these and other factors, we cannot assure you that we will achieve or sustain quarterly or annual profitability in the future.

The Mix of Products Sold Affects Our Overall Profit Margins

We continuously expand our product offerings and work to increase the number of geographic markets in which we operate and the distribution channels we use in order to reach the various markets and customers. This variety of products, markets and channels results in a range of gross margins and operating income which can cause substantial quarterly fluctuations depending on the mix of product shipments quarter to quarter. We may experience significant quarterly fluctuations in gross margins or net income due to the impact of the mix of products, channels, or geographic markets utilized from period to period. Also, the changing mix of products sold over time may result in lower average gross margins and returns.

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

      Obtain leading technologies useful in our business

      Enhance our existing products

      Develop new products and technology that address the increasingly sophisticated and varied needs of prospective customers

      Respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis

      Retain key technology employees

Also, our competitors may develop new technologies that render our existing products and services obsolete. We believe that our future success will depend on our ability to deliver products that meet changing technology and customer needs.

Our New Products May Not Be Commercially Accepted

During 1999, we introduced a significant number of new products to the market, including equipment, software and materials. These products undergo thorough quality assurance testing. However, problems have arisen in connection with the use of certain new products, which we have worked to rectify. We believe that the problems have been addressed, but we cannot assure you that we will be able to fix any new problems that arise in a timely manner, or at all. Also, we cannot assure you that any new products we develop will be commercially accepted. If there are many problems with our new products, or if the marketplace does not accept these products, our results of operations and financial condition could be materially and adversely affected.

We Depend on a Single or Limited Suppliers for Certain of our Components

There are several potential suppliers of the material components, parts and subassemblies for our products. However, we currently use only one or a limited number of suppliers for several of the critical components, parts and subassemblies, including our lasers, materials and certain ink jet components. CSC supplies us with the resins we distribute pursuant to the Photopolymer Distribution Agreement, which either party has the right to terminate with six months advance notice. CSC has announced that it will sell its Performance Polymer Division, the division with which we have the Agreement. We believe that the Agreement will be transferred to the new company, and we have consented to the assignment. If our Photopolymer Distribution Agreement is not assigned, or if it is otherwise terminated, we may be unable to locate an alternate source of resins, which would result in a material adverse effect on our revenues, results of operations, liquidity and financial position. Our reliance on a limited number of vendors involves many risks including:

      Shortages of certain key components

      Product performance shortfalls

      Reduced control over delivery schedules, manufacturing capabilities, quality and costs

If any of our suppliers suffers business disruptions, financial difficulties, or if there is any significant change in condition of our relationship with the supplier, our costs of goods sold may increase or we may be unable to obtain these key components for our products. In either event, our revenues, results of operations, liquidity and financial condition would be adversely affected. While we believe that we can obtain most of the components necessary for our products from other manufacturers, any unanticipated change in the source of our supplies, or unanticipated supply limitations, could adversely affect our ability to meet our product orders.

The Downturn in the Service Bureau Industry Affects the Market for Our Product

The service bureau market has become highly competitive, which has lead to the demise of some service bureaus that have, historically, been a large part of our customer base. The demise of a number of large service bureaus has lead to the introduction of used machines into the market at prices lower than the price of a new machine. Competition has lead to lower part prices, which may impact our marketing efforts in two ways. First, lower margins may cause existing service bureaus to reduce their expenditures for new machines. Second, lower prices offered by services bureaus may influence a potential purchaser of our machines to buy parts from a service bureau rather than purchase a machine for its own use. While we believe that the service bureau market has stabilized, our results of operations and financial condition may be adversely impacted by additional changes in the industry and continued dependence on the service bureau market. We believe that our future success depends, in part, on developing additional customers outside of the service bureau market segment, thus diminishing our reliance on service bureaus.

We Rely on Regent Pacific Management Corporation for our Executive Management

Regent Pacific Management Corporation ("Regent Pacific") provides management services for us. The management services provided under our agreement with Regent Pacific include the services of Brian K. Service as President and Chief Executive Officer, and four other Regent Pacific personnel as part of our management team. This agreement is due to expire on September 8, 2000, but may be canceled any time after March 17, 2000 at the option of the Board of Directors. If the agreement with Regent Pacific were canceled or not renewed, the loss of the Regent Pacific personnel could have a material adverse effect on our operations, especially during any transition phase to new management after such cancellation or non-renewal. Similarly, if any adverse change in our relationship with Regent Pacific occurs, it could hinder management's ability to direct our business and materially and adversely affect our results of operations and financial condition. (See "Item 13. Certain Relationships and Related Transactions" on page 27 for further information on the Regent Pacific Agreement.)

There are Many Risks Associated with International Business

A material portion of our sales is to customers in foreign countries. Revenues from international customers accounted for approximately 47.5% of total revenues in 1999, 44.1% of total revenues in 1998 and 41.5% of total revenues in 1997. There are many risks inherent in our international business activities. Our foreign operations could be adversely affected by:

      Unexpected changes in regulatory requirements

      Export controls, tariffs and other barriers

      Social and political risks

      Fluctuations in currency exchange rates

      Seasonal reductions in business activity in certain parts of the world, particularly during the summer months in Europe

      Reduced protection for intellectual property rights in some countries

      Difficulties in staffing and managing foreign operations

      Taxation

      Other factors, depending on the country in which an opportunity arises

Although we are exposed to risks associated with fluctuations in foreign currency exchange rates, we have not entered into hedging transactions to protect against such risks. Given our growing export base, we are evaluating the possibility of entering into protective hedging transactions in the future. Adverse fluctuations in currency exchange rates could have a material adverse effect on our revenues, results of operations, liquidity and financial position.

In addition to the general risks associated with our international sales and operations, we are subject to risks specific to the individual countries in which we do business. In recognition of our exposure to such risks in Europe, which represents the vast majority of our international operations, we have adopted a new European organizational structure, headquartered in the United Kingdom. This organization is expected to have a pan-European rather than an individual-country focus. We have created a new executive-management level position, which reports directly to the Company's Chief Executive Officer, and appointed a United States vice president to this position to oversee our European operations. The management team reporting to this vice president consists of European managers representing the countries in which we do the majority of our business: Germany, United Kingdom, France, Italy and Spain. We believe that this new emphasis on our ties to Europe will serve us in handling the identified risks; however, there can be no assurance that this plan will be successful. For example, the new structure may result in cross-cultural conflict or lack of acceptance from non-headquarter country customers.

There have been significant financial problems in Asia which have impacted the international markets. The continuing effects of the economic downturn and ongoing competition in the Asian markets could have a substantial adverse impact on our ability to sell our high-margin products in the Pacific Rim.

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

We believe that our internal systems and financial institution vendors can handle the Euro conversion, and we are examining current marketing and pricing policies and strategies that we may put in place upon conversion to the Euro. The cost of our effort is not expected to materially affect our results of operations or financial condition. However, we cannot assure you that we have identified all issues related to the Euro conversion and that any additional issues would not materially hurt our results of operations or financial condition. For example, the conversion to the Euro may have competitive implications on our pricing and marketing strategies, and we may be at risk to the extent our principal European customers are unable to deal effectively with the impact of the Euro conversion.

We Face Year 2000 Risks

We believe that our current products are Year 2000 compliant. We evaluated all products sold since inception for Year 2000 readiness, and provided necessary software and hardware upgrade pathways to our customers. Based upon responses to date, we believe that all of our products meet basic functionality requirements; however, since we cannot anticipate all possible specific customer situations and uses, we may see an increase in warranty and other claims as a result of the Year 2000 transition. Any increase in customer claims could have a material adverse impact on our results of operations and financial condition.

Patents and Proprietary Rights are Critical to Our Success

We regard our copyrights, service marks, trademarks, trade secrets, patents and similar intellectual property as critical to our success. At December 31, 1999, we have 197 patents, which includes 93 in the United States, 61 in Europe, 8 in Japan, and 35 in other foreign jurisdictions. At that date, we had 54 pending patent applications with the United States, 49 in the Pacific Rim, 15 in Europe, 8 in Canada and 2 in Latin America. As we discover new developments and components to the technology, we intend to apply for additional patents. Effective trademark, service mark, copyright, patent and trade secret protection may not be available in every country in which our products and services are made available. We cannot be certain that the pending patent applications will be granted or that we have taken adequate steps to protect our proprietary rights, especially in countries where the laws may not protect our rights as fully as in the United States. Moreover, our competitors may independently develop or initiate technologies that are substantially similar or superior to ours. We cannot be certain that we will be able to maintain a meaningful technological advantage over our competitors.

Third parties may infringe or misappropriate our proprietary rights, and we intend to pursue enforcement and defense of our patents and other proprietary rights. We could incur significant expenses in preserving our proprietary rights and these costs could have a material adverse effect on our results of operations, liquidity and financial condition and could cause significant fluctuations in results from quarter to quarter. We are currently pursuing patent infringement actions in the central District of California against Aaroflex, Inc., and in Japan against Teijin Seiki Co. Ltd. (See "Item 3. Legal Proceedings" on page 15.)

We are Subject to Intense Competition

The solid imaging industry is highly competitive and subject to technological change, innovation, and new product introductions. Certain of our existing and potential competitors are researching, designing, developing and marketing other types of equipment. A few of these competitors have financial, marketing, manufacturing, distribution and other resources substantially greater than ours. In many cases, the existence of these competitors extends the purchase decision time as customers investigate the alternative products and solutions. Also, these competitors have marketed these products successfully to our existing and potential customers. In addition, a number of companies currently sell stereolithography materials, which both complement and compete with the materials we distribute.

We expect future competition may arise from the development of allied or related techniques that are not encompassed by our patents, the issuance of patents to other companies that inhibit our ability to develop certain products, and the improvement to existing technologies. Increased competition could result in price reductions for our products, reduced margins, and loss of market share, any of which could adversely impact our business. We have determined to follow a strategy of continuing product development and aggressive patent prosecution to protect out competitive position to the extent practicable. We cannot assure you that we will be able to maintain our leading position in the field of rapid prototyping or continue to compete successfully against current and future sources of competition. These competitive pressures may adversely affect our profitability and financial performance. (See "Business - Competition and Patent Rights" on page 9.)

Volatility of Stock Price

Historically, our stock price has been volatile. The prices of the common stock have ranged from $4.25 to $11.9375 during the 52-week period ended February 29, 2000. (See "Item 5. Market for Registrant's Common Stock and Related Stockholder Matters" on page 18.)

Factors that may have significant impact on the market price of our common stock include:

      Future announcements concerning our developments or those of our competitors, including the receipt of substantial orders for products

      Quality deficiencies in services or products

      Results of technological innovations

      New commercial products

      Changes in recommendations of securities analysts

      Proprietary rights or product or patent litigation

      Sales or purchase of substantial blocks of stock

Our future earnings and stock price may be subject to significant volatility, particularly on a quarterly basis. Shortfalls in our revenues or earnings in any given period relative to the levels expected by securities analysts could immediately, significantly and adversely affect the trading price of our common stock.

We are Subject to Anti-Takeover Provisions

The Board of Directors is authorized to issue up to 5 million shares of preferred stock. The Board also is authorized to determine the price, rights, preferences and privileges of those shares without any further vote or action by the stockholders. The rights of the holders of any preferred stock may adversely affect the rights of holders of common stock. Our ability to issue preferred stock gives us flexibility concerning possible acquisitions and financings, but it could make it more difficult for a third party to acquire a majority of our outstanding voting stock. In addition, any preferred stock to be issued may have other rights, including economic rights, senior to the common stock, which could have a material adverse effect on the market value of the common stock.

We are subject to Delaware laws that could have the effect of delaying, deterring or preventing a change in control of the Company. One of these laws prohibits us from engaging in a business combination with any interested stockholder for a period of three years from the date that the person became an interested stockholder, unless some conditions are met. In addition, provisions of our Certificate of Incorporation and Bylaws could have the effect of discouraging potential takeover attempts or making it more difficult for stockholders to change management.

In addition, we have adopted a Shareholders Rights Plan (see "Note 12(b) of Notes to Consolidated Financial Statements" on page F-15). Under the Rights Plan, we distributed a dividend of one right for each outstanding share of our common stock. These rights will cause substantial dilution to the ownership of a person or group that attempts to acquire us on terms not approved by our Board of Directors and may have the effect of deterring hostile takeover attempts.

Item 2. Properties

Our principal administrative functions, sales and marketing, product development, Technology Center and training facilities are located in a 78,320 square foot building in Valencia, California under a lease that expires on December 31, 2002. We also lease sales and service offices in seven other states (North Carolina, South Carolina, Ohio, Massachusetts, Minnesota, Indiana, and Michigan). The space leased for sales and service offices is generally for one or two occupants and for terms of a year or less. Three other lease obligations, all of which are sublet, are for properties whose use has been discontinued in California, Georgia, and Texas. Sales and service offices are also located in five countries in the European Community (France, Spain, Germany, the United Kingdom and Italy).

All of our manufacturing and United States customer support operations are located in a 67,000 square foot facility located in Grand Junction, Colorado (the "Colorado Facility"). The construction cost of the Colorado Facility has been financed through a $4.9 million variable rate industrial development bond.

In connection with the asset acquisition of Keltool, Inc. in September 1996, we assumed Keltool's obligations under an existing lease for approximately 6,000 square feet located in St. Paul, Minnesota. In the first quarter of 1999, we completed the sale of our St. Paul operations and assigned this lease to the acquirer. In addition, we leased approximately 21,000 square feet in Valencia, California for the 3D Keltool operations. The lease for this facility was terminated in 1999, with the Company acting as a guarantor for the new tenant until the lease expiration on June 30, 2000.

For information concerning obligations of the Company under its leases, see "Note 18(a) of Notes to Consolidated Financial Statements" on page F-23. For information concerning our Colorado Facility, see Note 11 on page F-15.

We believe that the facilities described above will be adequate to meet our needs for the immediate future.

Item 3. Legal Proceedings

3D Systems, Inc. v. Aaroflex et al. On January 13, 1997, we filed a complaint in the United States District Court, Central District of California, against Aarotech Laboratories, Inc. ("Aarotech"), Aaroflex, Inc. ("Aaroflex") and Albert
C. Young ("Young"). Aaroflex is the parent corporation of Aarotech. Young is the Chairman of the Board and Chief Executive Officer of both Aarotech and Aaroflex. The complaint alleges that stereolithography equipment manufactured by Aaroflex infringes on six of our patents. We seek damages and injunctive relief from the defendants, who have threatened to sue us for trade libel. To date, the defendants have not filed such a suit.

The defendants filed a motion to dismiss the complaint or transfer the case to their home district in Virginia. The Court granted the motion to dismiss for lack of personal jurisdiction. The Federal Circuit Court of Appeals reversed the District Court's decision insofar as it relates to Aaroflex and the action against Aaroflex is proceeding in the District Court. Motions for summary judgment by Aaroflex on multiple counts contained in our complaint and on Aaroflex's counterclaims have been dismissed and the case is in discovery.

3D Systems, Inc. v. Teijin Seiki Co. Ltd. On March 21, 1997, we filed a patent infringement action in District Court in Osaka, Japan under one of our Japanese patents, alleging infringement, and seeking damages from the defendant and injunctive relief. The action is in the early stages of prosecution. As described below, Teijin Seiki has filed an invalidation action against one of our patents, and we have appealed an unfavorable decision in that action.

Centuri Corp., dba Estes Indus., Cox Acquisition Corp., dba Cox v. 3D Systems Corp., Rogers Tool & Die (the "Centuri Litigation"). In January 1997, we entered into two contracts with Centuri Corp., dba Estes Indus., Cox Acquisition Corp., dba Cox ("Centuri") under which we were to create certain tooling for Centuri. On September 16, 1997, Centuri initiated a lawsuit against us in Los Angeles Superior Court for Breach of Oral Contract, Fraud, Negligent Misrepresentation, Conversion, Money Had and Received, and an Accounting. At a settlement hearing on July 1, 1999 the parties agreed to settle the case pursuant to an agreement which provides for the confidentiality of the settlement terms. No liability of any party was admitted.

Patent Opposition and Invalidation Proceedings. We have received eight patents in Japan. One of these patents had an opposition submitted against it, but the opposition was dismissed, and the patent has been maintained as originally issued. Furthermore, one of the eight patents has had three invalidation trials filed against it. These invalidation trials were decided against us. We have responded by appealing the decision in the third trial. Based on this opposition and our response, the trial may result in maintaining the patent with present or modified protection, or may result in revocation of the patent.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote by security holders during the fourth quarter of fiscal 1999.

Item 4a. Executive Officers of the Registrant

The following table sets forth certain information concerning the executive officers of the Company:

                            Age at             Position
Name                   February 29, 2000   with the Company
----                   -----------------   ----------------

Brian K. Service              52           President and Chief Executive Officer

Charles W. Hull               60           Vice President, Chief Technology
                                           Officer

H. Michael Hogan III          37           Vice President, Chief Financial
                                           Officer

A. Sidney Alpert              61           Vice President, General Counsel and
                                           Secretary

Clark A. Hardesty             50           Vice President, Sales & Marketing

Martin E. McGough             50           Vice President & World Wide
                                           Operations Manager

Grant R. Flaharty             38           Vice President & General Manager,
                                           Europe

The principal occupations of our executive officers are as follows:

Brian K. Service: Mr. Service has served as President and Chief Executive Officer of the Company since September 1999 and, since October 1999, has also served as President and Chief Executive Officer of 3D California. Mr. Service is a Principal of Regent Pacific Management Corporation ("Regent Pacific"), and he provides services to the Company pursuant to an agreement between the Company and Regent Pacific. (See "Item 13. Certain Relationships and Related Transactions" on page 27.) Prior to Regent Pacific, Mr. Service served as Chief Executive Officer of Salmond Smith Biolab, Ltd. Prior to Salmond, he was Chief Executive Officer of Milk Products, Inc. Mr. Service holds a Bachelor's degree in Chemical Engineering from Canterbury University of New Zealand and has completed the Stanford Executive Program from Stanford University Business School.

Charles W. Hull: Mr. Hull has served as Vice President, Chief Technology Officer since April 1997, from August 1993 to April 1997 as Chief Operating Officer and President of the Company, and from March 1986 to October 1999 as President of 3D California; prior thereto, he was Vice President of UVP, Inc. from January 1980 to March 1986. Mr. Hull developed the Company's stereolithography technology while employed by UVP, Inc., a systems manufacturing company. As of February 28, 1999, Mr. Hull had retired from the Company and he served as Vice Chairman and a member of the Board of Directors and as a consultant to the Company from March 1999 through May 1999. In June 1999, Mr. Hull rejoined the Company as Vice President, Chief Technology Officer.

H. Michael Hogan III: Mr. Hogan has served as Vice President, Chief Financial Officer since September 1999 when he joined the Company as part of the management team provided by Regent Pacific. (See "Item 13. Certain Relationships and Related Transactions"). Mr. Hogan is a Principal of Regent Pacific. Prior to Regent Pacific, Mr. Hogan was with the turnaround management firm of Jay
Alix and Associates. Mr. Hogan holds a Bachelor's degree from Colgate
University and is a Certified Insolvency Reorganization Accountant and a Certified Turnaround Professional.

A. Sidney Alpert: Mr. Alpert became Vice President, General Counsel of the Company in January 1996 after serving on the Board from 1993 to 1996, and has served as Secretary of the Company since May 1996. Effective June 1, 1999, Mr. Alpert and the Company agreed to amend his employment agreement, whereby he became a part-time employee, devoting approximately 40% of his time to the Company. Prior thereto, from January 1994 through December 1995, Mr. Alpert was an intellectual property consultant. From July 1988 through December 1993, Mr. Alpert served as Chairman of the Board and Chief Executive Officer of University Patents, Inc. (currently known as Competitive Technologies, Inc.), a corporation listed on the American Stock Exchange which handles patent management and technology transfer activities primarily for universities and colleges.

Clark A. Hardesty: Mr. Hardesty has served as Vice President, Sales & Marketing since September 1999 when he joined 3D Systems as part of the management team provided to the Company by Regent Pacific. (See "Certain Relationships and Related Transactions"). Mr. Hardesty is a Principal of Regent Pacific. Prior to Regent Pacific, Mr. Hardesty was the owner of White Hawk Holding Company, a manufacturing company serving the aerospace industry. Mr. Hardesty holds a Bachelor's degree from Northeastern University, a Master's degree from Harvard University, and an MBA from Case Western Reserve University.

Martin E. McGough: Mr. McGough has served as Vice President and Worldwide Operations Manager since September 1997 after joining the Company in January of 1997 and is responsible for manufacturing and operations, as well as worldwide field service. He was formerly with Maxtor Corporation where he held the position of Senior Director of Strategic Commodities. Prior to Maxtor, he held management positions in Operations, Marketing, Program Management and other manufacturing and materials positions. Mr. McGough received his Bachelor's degree from California State University, Northridge in Business Administration and earned his Master's in Business Management also from CSUN.

Grant R. Flaharty: Mr. Flaharty has served as Vice President and General Manager, 3D Systems Europe, since September 1999 after joining the Company in April of 1998 and is responsible for European operations. He was formerly with Qualcomm, Inc., a developer of wireless communications products, as Director of Manufacturing Finance. Prior to Qualcomm, he was with Motorola, Inc. as Operations Controller. Mr. Flaharty received his Bachelor's degree from Regis College in Accounting and is also a Certified Public Accountant.

Subject to the Agreement between the Company and Regent Pacific, all officers serve at the pleasure of the Board of Directors of the Company.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

      The following table sets forth, for the periods indicated, the high and low closing sales prices of our common stock (symbol: TDSC) on the Nasdaq National Market.

                                                             Historic Prices
                                                             ---------------
            Year   Period                                  High          Low
            --------------------------------------------------------------------
            2000   First Quarter (through February 29)     11-15/16      7-1/2
            1999   First Quarter                           7-15/16       5-15/16
                   Second Quarter                          6-1/4         5
                   Third Quarter                           5-11/16       4-1/4
                   Fourth Quarter                          8-23/32       4-1/2
            1998   First Quarter                           11-7/8        5-3/4
                   Second Quarter                          11-11/16      9
                   Third Quarter                           10-1/4        5-1/2
                   Fourth Quarter                          8-1/2         5-1/2
            1997   First Quarter                           16-1/4        9-3/8
                   Second Quarter                          9-3/4         6
                   Third Quarter                           10-1/4        8
                   Fourth Quarter                          10-3/4        6

      As of February 29, 2000, the outstanding common stock was held of record by 553 stockholders.

Dividends

We have not paid any dividends on our common stock and currently intend to retain any future earnings for use in our business. Therefore, you should not expect that any dividends will be declared on the common stock in the foreseeable future. Any dividend payment will be at the discretion of our Board of Directors and will be dependent upon our earnings, operating and financial condition and capital requirements, as well as general business conditions.

Item 6. Selected Financial Data

The following summary of selected financial data for the periods set forth below has been derived from the Consolidated Financial Statements of 3D Systems Corporation. Such information with respect to 1999 to 1997 should be read in conjunction with Management's Discussion and Analysis of Results of Operations and Financial Condition and with the Consolidated Financial Statements appearing elsewhere in this Form 10-K.

                                                              Years Ended December 31,
                                              --------------------------------------------------------
                                                1999        1998        1997        1996        1995
                                              --------    --------    --------    --------    --------
Statements of Operations Data:                          (in thousands except per share amounts)
Sales:
     Products(1)                              $ 66,806    $ 65,434    $ 59,149    $ 53,229    $ 43,544
     Services(2)                                30,143      32,683      31,108      26,403      19,038
                                              --------    --------    --------    --------    --------
         Total sales                            96,949      98,117      90,257      79,632      62,582
                                              --------    --------    --------    --------    --------
Cost of sales:
     Products(1)                                35,938      33,477      35,463      24,893      19,328
     Services(2)                                20,975      22,062      21,745      16,906      11,936
                                              --------    --------    --------    --------    --------
         Total cost of sales                    56,913      55,539      57,208      41,799      31,264
                                              --------    --------    --------    --------    --------
Gross profit                                    40,036      42,578      33,049      37,833      31,318
Operating expenses:
     Selling, general and administrative        35,273      30,448      29,653      24,748      20,302
     Research and development                    8,931       9,425      10,991       7,665       6,109
     Other                                       3,384          --          --          --          --
                                              --------    --------    --------    --------    --------
         Total operating expenses               47,588      39,873      40,644      32,413      26,411
                                              --------    --------    --------    --------    --------
Income (loss) from operations                   (7,552)      2,705      (7,595)      5,420       4,907
Interest income                                    415         949       1,202       1,541       1,257
Interest and other expense                        (404)       (467)       (356)       (129)        (42)
                                              --------    --------    --------    --------    --------
Income (loss) before income taxes               (7,541)      3,187      (6,749)      6,832       6,122
Income tax expense (benefit) (3)                (2,240)      1,055      (2,160)      2,233      (2,795)
                                              --------    --------    --------    --------    --------
Net income (loss)                               (5,301)   $  2,132    $ (4,589)   $  4,599    $  8,917
                                              ========    ========    ========    ========    ========
Shares used to calculate basic net income
     (loss) per share                           11,376      11,348      11,398      11,323      10,246
Basic net income (loss) per share             $   (.47)   $    .19    $   (.40)   $    .41    $    .87
                                              ========    ========    ========    ========    ========
Shares used to calculate diluted net income
     (loss) per share                           11,376      11,594      11,398      11,742      10,708
Diluted net income (loss) per share           $   (.47)   $    .18    $   (.40)   $    .39    $    .83
                                              ========    ========    ========    ========    ========

System Data:
Systems shipped (unaudited)                        303         222         274         157         120
Cumulative number of systems
       shipped (unaudited)                       1,546       1,243       1,021         747         590

                                                        At December 31,
                                         -----------------------------------------------
                                           1999      1998      1997      1996      1995
                                         -------   -------   -------   -------   -------
Balance Sheet Data:
         Working capital                 $31,219   $38,305   $38,310   $49,764   $50,022
         Total assets                     90,658    95,103    91,340    92,239    81,551
         Current portion of long-term
             debt                            110       100        95       100        --
         Long-term liabilities,
             excluding current portion     9,168     6,090     6,197     6,273     1,622
         Stockholders' equity             59,608    66,557    64,595    68,703    62,950

(1) Includes systems and related equipment, material, software and other component parts as well as rentals of equipment.
(2) Includes maintenance services provided by the Company's Technology Centers and training services.
(3) Includes the recognition of deferred tax assets, in accordance with SFAS No. 109, of $3.0 million in 1995.

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition

Except for historical information, the following discussion contains forward-looking statements that involve risks and uncertainties. Our future results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not specifically limited to: the ability to develop and introduce cost-effective new products in a timely manner; developments in current or future litigation; our ability to successfully manufacture and sell significant quantities of equipment on a timely basis; as well as the other risks detailed in this section and in the sections entitled Results of Operations, Liquidity and Capital Resources, and Cautionary Statements and Risk Factors.

Overview

We develop, manufacture and market worldwide solid imaging systems designed to rapidly produce physical objects from the digital output of solid or surface data from computer aided design and manufacturing ("CAD/CAM") and related computer systems. Our systems include SLA(TM) stereolithography apparatus equipment and ThermoJet(TM) solid object printers.

SLA industrial systems use our proprietary stereolithography ("SL") technology, a solid imaging process which uses a laser beam to expose and solidify successive layers of photosensitive epoxy resin until the desired object is formed to precise specifications in epoxy or acrylic resin. SL-produced parts can be used for concept models, engineering prototypes, patterns and masters for molds, consumable tooling or short-run manufacturing of final product, among other applications. SL technology can provide users with significant product development time savings, cost reductions and improved quality, compared to traditional modeling, tooling and pattern-making techniques. In addition, material functionality can produce more durable parts, which can be used for rapid manufacturing. We provide a majority of our SLA system customers, either directly or through our network of authorized distributors, with a variety of on-site maintenance services and processing materials.

ThermoJet solid object printers employ hot melt ink jet technology to build models in successive layers using our proprietary thermoplastic material. These printers, about the size of an office copier, are designed for operation in engineering and design office environments. Designers, engineers, and other users of CAD/CAM utilities can incorporate the printers into office networks as a shared resource, to rapidly produce models of products under development for design concept communication and validation. In addition, the ThermoJet solid object printer output can be used as patterns and molds and, when combined with other secondary processes, can produce parts with representative end use properties. We provide a majority of our ThermoJet printer customers, either directly or through our network of authorized distributors, with on-site maintenance services.

We have sold 1,546 systems since 1988 and our customers include major corporations in a broad range of industries including manufacturers of automotive, aerospace, computer, electronic, consumer and medical products. Our revenues are generated by product and service sales. Product sales are comprised of the sale of systems and related equipment, materials, software, and other component parts, as well as rentals of systems. Service sales include revenues from a variety of on-site maintenance services, customer training, services provided by our Technology Centers and licensing of 3D Keltool (R) process and support services.

Recent Developments

During 1999, we introduced several new products to expand the use and applications of our solid imaging systems. At the top of the product line, we launched the SLA 7000 system in early 1999, a premium priced high performance SLA industrial system. This system increases the speed of producing solid images and provides for high quality resolution. The ThermoJet solid object printer was also introduced late in the first quarter, as a replacement for the Actua(TM) 2100. The ThermoJet printer produces solid images significantly faster than its predecessor with improved reliability and has a list price 20% below that of the former model. In addition, we launched a series of new materials to support our new and existing systems (see "Part I, Item 1. Business, Products and Services, Recent Product Introductions" on page 5). As part of our strategy to expand the use of solid object printing and to improve the returns from recurring revenue streams from materials, we commenced manufacturing of our own proprietary materials for the ThermoJet printer at our facility in Grand Junction, Colorado.

During the first two quarters of 1999, we incurred substantial net losses and our revenue did not increase compared to the same period in 1998. During this period, our President also resigned. In addition, difficulties were encountered in the launch of the SLA 7000 system along with other operational issues which led to certain actions by management late in the second quarter of 1999. These actions included realignment of several management positions, exiting facilities and legal structure reorganization. (See "Note 19 of Notes to Consolidated Financial Statements" on page F-25.) In August 1999, we retained an outside firm, Regent Pacific Management Corporation ("Regent Pacific"), to review our operations and strategic direction. Also during the third quarter, our Chief Executive Officer and Chief Financial Officer resigned. Upon completion of the review by Regent Pacific, we undertook certain operational changes and replaced certain key executives (see "Note 14 of Notes to Consolidated Financial Statements" on page F-19). In conjunction with this program, executives of Regent Pacific filled certain key executive positions including Chief Executive Officer, Chief Financial Officer, and Vice President of Sales and Marketing (see "Part III, Item 13. Certain Relationships and Related Transactions" on page 27). Additionally, Regent Pacific took additional steps to assist us in further developing and implementing an operating plan to improve our overall performance. Implementation of major components of this operating plan, including measures designed to result in margin improvements, operating savings and workforce reductions were initiated in the fourth quarter of 1999, with the initial impact of these reductions occurring in the first quarter of 2000. This is a forward-looking statement and is subject to uncertainties. For example, the plan may not be completely implemented in the expected timeframe, or may not be as effective as anticipated.

Results of Operations

The following table sets forth the percentage relationship of certain items from the Company's Statements of Operations to Total Revenues:

                                                    Percent of Total Revenues
                                                     Years Ended December 31,
                                                   1999       1998       1997
                                                  ------     ------     ------
Sales:
      Products                                      68.9%      66.7%      65.5%
      Services                                      31.1%      33.3%      34.5%
                                                  ------     ------     ------
            Total sales                            100.0%     100.0%     100.0%
                                                  ------     ------     ------
Cost of sales:
      Products                                      37.1%      34.1%      39.3%
      Services                                      21.6%      22.5%      24.1%
                                                  ------     ------     ------
            Total cost of sales                     58.7%      56.6%      63.4%
                                                  ------     ------     ------
Total gross profit                                  41.3%      43.4%      36.6%
      Gross profit - products                       46.2%      48.8%      40.0%
      Gross profit - services                       30.4%      32.5%      30.1%
Selling, general and
  administrative expenses                           36.4%      31.0%      32.8%
Research and development expenses                    9.2%       9.6%      12.2%
Other                                                3.5%         -          -
                                                  ------     ------     ------
Income (loss) from operations                       (7.8%)      2.8%      (8.4%)
Other income and expense                             0.0%       0.5%       0.9%
Income tax benefit (expense)                         2.3%      (1.1%)      2.4%
                                                  ------     ------     ------
Net income (loss)                                   (5.5%)      2.2%      (5.1%)
                                                  ======     ======     ======

The following table sets forth, for the periods indicated, total revenues attributable to each of the Company's major products and services groups:

                                               1999         1998         1997
                                            ---------    ---------    ---------
                                                      (in thousands)
Products:
      Systems and related equipment         $  45,225    $  44,580    $  40,859
      Materials                                18,560       15,614       13,548
      Other                                     3,021        5,240        4,742
                                            ---------    ---------    ---------
            Total products                     66,806       65,434       59,149
                                            ---------    ---------    ---------
Services:
      Maintenance                              26,655       28,140       25,010
      Other                                     3,488        4,543        6,098
                                            ---------    ---------    ---------
            Total services                     30,143       32,683       31,108
                                            ---------    ---------    ---------
Total sales                                 $  96,949    $  98,117    $  90,257
                                            =========    =========    =========

Products:
      Systems and related equipment              46.7%        46.0%        45.3%
      Material                                   19.1%        15.9%        15.0%
      Other                                       3.1%         4.8%         5.2%
                                            ---------    ---------    ---------
            Total products                       68.9%        66.7%        65.5%
                                            ---------    ---------    ---------
Services:
      Maintenance                                27.5%        28.7%        27.7%
      Other                                       3.6%         4.6%         6.8%
                                            ---------    ---------    ---------
            Total services                       31.1%        33.3%        34.5%
                                            ---------    ---------    ---------
Total sales                                     100.0%       100.0%       100.0%
                                            =========    =========    =========

1999 Compared to 1998

Sales. Sales in 1999 were $96.9 million, a decrease of 1.2% from the $98.1 million recorded in 1998. Sales consist of SLA systems and ThermoJet printers, related equipment, software, related component parts, system rentals, materials, and the ongoing servicing of systems.

System sales in 1999 increased $0.6 million or 1.4% to $45.2 million compared to $44.6 million in 1998. The increase in sales relates primarily to a higher level of ThermoJet printers sold. The sales of SLA machines showed a nominal increase in 1999 due to problems associated with the introduction of the SLA 7000 system early in the year which initially created some confusion in the marketplace relative to customers' needs and whether the SLA 7000 system or other systems would better suit our customers' requirements. These issues were addressed in the latter half of the year and resulted in a higher number of SLA units being sold relative to the first half of the year. The issues relating to the introduction of the SLA 7000 system have been reduced, and we believe that continued improvements in hardware, software and materials will support market acceptance of this product in the future at a level consistent with that experienced in the latter half of 1999. This is a forward-looking statement and is subject to uncertainties. For instance, demand for competitors' products may negatively impact sales of our systems. We sold a total of 303 systems in 1999 versus 222 systems in 1998.

In 1999, our total revenue from Europe increased to $40.3 million from $35.4 million in 1998. This represents 41.6% and 36.0% of our total revenue for 1999 and 1998, respectively. We attribute this higher rate of growth relative to the rest of the world to a less mature market for our systems in Europe versus the United States and the benefit realized from the acquisition of a major competitor in 1997. It is expected that this higher growth level in Europe versus the United States will continue into 2000. This is a forward-looking statement and as with other such statements is subject to uncertainties. For instance, economic or competitive conditions in Europe could negatively impact our prospects for future growth in the region.

System sales may also fluctuate on a quarterly basis as a result of a number of other factors, including the acceptance and reliability of new products in the market, status of world economic conditions, fluctuations in foreign currency exchange rates, impact of changing technology, and the timing of product shipments. Due to the high price and gross margin of certain systems, the acceleration or delay of a small number of shipments from one quarter to another can significantly affect the results of operations for the quarters involved.

Material sales in 1999 increased $3.0 million to $18.6 million versus $15.6 in 1998. This is due primarily to higher material sales for both the SLA systems and ThermoJet printers. Approximately three-quarters of our revenue from sales of material is derived from post-installation sales. As the overall installed base of our machines increases for both types of products and as new and improved materials are developed for both machines, we expect that the revenue growth rate associated with materials will exceed that of machine sales on a percentage basis. This is a forward-looking statement and as with other such statements is subject to uncertainties. For instance, the total number of systems sold may decrease, leading to a decrease in the total materials sold in the future. Also, continued competitive pricing pressure or negative customer acceptance of our products may impact the total revenue level.

Service sales in 1999 decreased $2.5 million, or 7.8%, compared to 1998, primarily due to increased competition from other providers of service contracts and time and material arrangements, and due to the introduction of tiered pricing plans offered to our customers. Technology Center revenues remained at lower levels throughout the year relative to 1998 due to a strategic shift in focus to sales support. Also, we sold the St. Paul, Minnesota 3D Keltool inserts business, causing a decline in insert revenues in 1999 versus 1998. In the future, we expect service revenue to increase, due to the growing installed customer base. However, we believe that competitive forces will continue to limit service revenue growth in the future. This is a forward-looking statement and as with other such statements is subject to uncertainties. For instance, increased competition may cause our service revenue to decrease further, even though we are servicing a larger number of systems but at a lower level of revenue per system.

Cost of sales. Cost of sales increased to $56.9 million or 58.7% of sales in 1999 compared to $55.5 million or 56.6% of sales in 1998.

Product cost of sales (including systems and materials) as a percentage of product sales increased from 51.2% in 1998 to 53.8% in 1999. This increase was the result of a change in sales mix resulting from selling a higher number of ThermoJet printers which have a lower gross margin than SLA systems. This was mitigated slightly by a higher overall level of sales in Europe which has historically had a higher average selling price for SLA systems than elsewhere and a higher level of material sales, some of which have a relatively high gross margin relative to other products.

Though we continue to strive to reduce manufacturing costs and expect costs per unit to decrease as our volume increases, these cost improvements may be offset by continued pricing pressure from competitors. These are forward-looking statements, and as such, are subject to risks and uncertainties. For example, the acceptance and reliability of new products in the market may result in inventory adjustments and increased factory costs, and the impact of competition on changing economic conditions in the United States and Europe may dramatically impact average selling prices. In addition, we cannot assure you that we will not experience significant quarterly fluctuations due to the impact of mix of products, channels, and markets, or that a changing mix over time will not result in a higher average percentage of cost of sales to product sales.

Service cost of sales as a percentage of service sales increased slightly to 69.6% in 1999 from 67.5% in 1998 primarily due to continued competitive pricing pressure relating to longer term maintenance contracts and time and materials services. In addition, field service revenue is decreasing as a result of increased reliability of our systems. While we continue to contain costs related to field service operations and operate with improved efficiency, we cannot assure you that service cost of sales as a percentage of service revenue will not increase further. This is a forward-looking statement, however, and as such includes certain risks. For example, the reliability of new products in the market or a further decline in the demand or continued competitive pricing pressures could cause an increase in service costs of sales.

Selling, general and administrative expenses. Selling, general and administrative ("SG&A") expenses increased by $4.8 million or 15.8% to $35.3 million in 1999 versus $30.4 million in 1998. This is primarily due to an increase of $1.5 million in marketing expenses in 1999 over 1998 resulting from the marketing and communication programs undertaken for the introduction of the SLA 7000 system and the ThermoJet printer in early 1999. This was in addition to an overall buildup of the sales and marketing department that occurred during late 1998 and continued into early 1999. General and administrative expenses increased $2.4 million to $12.7 million in 1999 versus $10.3 million in 1998. Higher costs were incurred relating to general and administrative expenses as a result of management changes during the year and the lack of strict policies and procedures governing expenditures, which subsequently have been established in connection with the new operating plan implemented during the fourth quarter of 1999, as well as costs associated with the sale of the 3D Keltool insert operations and legal expenses associated with the protection of certain of our patents. As part of the new operating plan which was implemented in the fourth quarter of 1999, it is expected that costs associated with SG&A will decrease in 2000 in both dollar amounts and as a percentage of sales. However, this is a forward-looking statement and, as such, includes certain risks. For example, the acceptance and reliability of new products, or changing economic conditions in the United States and Europe may dramatically impact total sales for any particular period, and result in an increase in SG&A expenses as a percentage of sales. Additionally, we may not realize the benefits of the new operating plan in the expected timeframe, or the plan may not be completely implemented in the expected timeframe, or may not be as effective as anticipated.

Research and development expenses. Research and development expenses decreased in 1999 to $8.9 million, down from $9.4 million in 1998. The decrease in research and development expenses in 1999 was primarily a result of significant investment in 1998 in new product introduction (SLA 7000 system and ThermoJet solid object printer). Based on our historical expenditures related to research and development and our current development goals, we anticipate for the foreseeable future, research and development expenses will be equal to approximately 8% of sales. This is a forward-looking statement, however, and, as with any such statement, is subject to risk. For example, if our total sales for any particular period do not meet our anticipated sales for that year, research and development expenses as a percentage of sales may exceed 8%.

Other operating expenses. During 1999, we incurred $3.4 million relating to non-recurring charges associated with actions taken by management involving certain employee related costs and costs associated with the litigation and settlement costs for the Centuri Litigation (see "Note 18(e) of Notes to Consolidated Financial Statements" on page F-23).

Operating income (loss). The operating loss in 1999 was $7.6 million or 7.8% of revenue versus operating income of $2.7 million or 2.8% of revenue in 1998. The 1999 loss relates to lower average gross margins, additional operating expenses associated with realigning our operations, and higher marketing costs incurred relative to 1998.

Interest and other income and expense. Interest and other income and expense decreased by $0.7 million in 1999 compared to 1998. This decrease is primarily due to lower interest income as a result of lower investment levels in 1999.

Provision for (benefit from) income taxes. For 1999, our tax benefit was $2.2 million or 29.7% of the pre-tax loss, compared to a tax expense of $1.1 million on pre-tax income of $3.2 million in 1998. Our effective tax rate was favorably impacted primarily by research credits and the effects of foreign operations.

1998 Compared to 1997

Sales. Sales in 1998 were $98.1 million, an increase of 8.7% over the $90.3 million recorded during 1997.

Product sales in 1998 increased $6.3 million or 10.6% to $65.4 million compared to $59.1 million in 1997. The dollar increase was primarily due to improved average selling prices in Europe as a result of the EOS acquisition, and an improved product mix as the demand for our SLA 3500 and 5000 systems, launched in late 1997, caused a shift to high end stereolithography systems. A total of 222 systems were sold in 1998 compared to 274 systems in 1997. Orders for our systems in 1998 compared to 1997 increased significantly in Europe and were up in the United States, while orders were down slightly in Asia Pacific.

In 1997, the United States market was impacted by inefficiencies caused by the changes in our domestic sales organization.

Service sales in 1998 increased $1.6 million, or 5.1%, compared to 1997, primarily as a result of increased maintenance revenues due to the larger installed base of SLA systems in the United States and Europe. This increase was offset, in part, by a decline in revenues from our Technology Centers.

Cost of sales. Cost of sales decreased to $55.5 million or 56.6% of sales in 1998 compared to $57.2 million or 63.4% of sales in 1997.

Product cost of sales as a percentage of product sales improved in 1998, decreasing from 60.0% in 1997 to 51.2% in 1998. This improvement was the result of increased average selling prices in Europe, improved product mix to higher end SLA systems, continued reductions in overall cost of factory operations, and revenues related to certain royalty agreements. In addition, 1997 cost of sales included inventory adjustments totaling approximately $1.8 million that were primarily associated with the transition to new products, the EOS acquisition, and field service inventories.

Service cost of sales as a percentage of service sales decreased to 67.5% in 1998 from 69.9% in 1997 primarily due to the fact that 1997 included certain hardware upgrade costs associated with our NT version system software. In addition, field service costs improved as a result of increased reliability of our systems. This was offset, in part, by declining revenues in our Technology Center, increasing costs of sales as a percentage of sales.

Selling, general and administrative expenses. Selling, general and administrative expenses improved, as a percentage of sales, to 31.0% of total sales in 1998 from 32.9% in 1997. SG&A expense increased $0.8 million or 2.7% from 1998 to 1997, due primarily to increased commissions and sales bonuses resulting from higher sales and profits, costs associated with selling and distributor incentive programs in 1998, and costs related to expanded marketing and communications programs.

Research and development expenses. Research and development ("R&D") expenses in 1998 decreased approximately $1.6 million or 14.2% compared to 1997. The decrease in R&D expenses in 1998 was due primarily to the fact that 1997 included a write-off of acquired in-process technology valued at approximately $2.1 million in connection with the EOS acquisition (see "Note 7 of Notes to Consolidated Financial Statements" on page F-13), offset in part by increased personnel and experimental material costs related to certain development projects.

Operating income (loss). Operating income in 1998 was 2.8% of total sales compared to operating loss of (8.4%) of total sales in 1997. The improvement in 1998 is primarily attributable to inventory write-offs and costs associated with the EOS acquisition included in 1997, improved average selling prices and product mix, and improving product and service cost of sales, as described above.

Interest and other income and expense. Interest and other income and expense decreased by $0.1 million in 1998 compared to 1997. This decrease is primarily due to lower interest income. Other expense increased by $0.2 million in 1998 compared to 1997 due to various non-operating expenses.

Provision for (benefit from) income taxes. For 1998 our provision for income taxes was $1.1 million or 33.1% of pre-tax income, compared to a tax benefit of $2.2 million in 1997. The effective tax rate was favorably impacted primarily as a result of research credits and the effects of foreign operations.

Foreign Operations

International sales, primarily from Europe, accounted for 47.5%, 44.1%, and 41.5% of total sales in 1999, 1998 and 1997, respectively. For information with respect to allocation of sales among the Company's foreign operations, see "Note 17 of Notes to Consolidated Financial Statements" on page F-22.

During 1999, our European operations continued to grow and are expected to provide an increasing percentage of our total revenue. However, this is a forward-looking statement and, as with any such statement, is subject to uncertainties. For example, we may be negatively impacted by foreign currency movements which would limit our growth prospects or put us at a disadvantage relative to other competitors in the European market. We also receive a limited portion of our total revenue from Asia through distributors and an established sales office. Due to continued economic problems in Asia and competitive pressures, we expect our sales to these areas to continue to be limited.

To date, we have not entered into hedging transactions to protect against changes in foreign currency exchange rates, but we are considering doing so for transactions in the future. However, this is a forward-looking statement and, as with any such statement, is subject to uncertainties. For example, we may determine that it is not appropriate for us to enter into hedging transactions or develop alternative methods to limit our foreign currency exposure.

Liquidity and Capital Resources

                                                     As of and for the Years Ended
                                                             December 31
                                                   --------------------------------
                                                     1999        1998        1997
                                                   --------    --------    --------
                                                            (in thousands)
Cash and cash equivalents                          $ 12,553    $ 15,912    $ 12,695
Short-term investments                               ------       3,485       3,498
Working capital                                      31,219      38,306      38,310
Cash provided by (used for) operating activities      1,589       7,563      (4,978)
Cash used for investing activities                   (5,999)     (4,234)     (8,202)
Cash provided by (used for) financing activities        250        (853)      1,059

Net cash provided by (used for) operating activities in 1999, 1998 and 1997 was $1.6 million, $7.6 million, and $(5.0) million, respectively. The cash flow from operations in 1999 was comprised primarily of a net loss of $5.3 million adjusted for non-cash items including depreciation and amortization of $6.1 million. In the first quarter of 1999, we sold a portion of our lease portfolio, resulting in a reduction in our lease receivables of $4.8 million.

Net cash used for investing activities in 1999 totaled $6.0 million primarily for property and equipment relating particularly to demonstration equipment for new products, computers and manufacturing equipment required for expansion, license and patent costs.

Net cash provided by financing activities in 1999 totaling $0.3 million was the result of cash provided from the exercise of stock options net of long-term debt repayments.

In August 1999, we allowed our credit facility with Silicon Valley Bank ("SVB") (the "Credit Facility") to expire. The credit facility was not utilized during 1999 and no amounts were due under the facility at the time of its expiration. Currently, we are in the process of establishing a new facility to provide for working capital requirements in 2000 and beyond. We expect that the new facility will finance future sales growth and be collateralized by a percentage of inventory and accounts receivable. This is a forward-looking statement and is subject to uncertainties. For example, significant changes in interest rates could have an adverse impact on our ability to secure our primary choice of credit facility alternatives.

We believe that funds generated from operations and existing working capital will be sufficient to satisfy our anticipated operating requirements for at least the next 12 months. From time to time, we consider the acquisition of businesses, products or technologies complementary to our current business, although we have no current commitments or agreements with respect to any such transactions. Should we decide to pursue such a transaction, we may need to borrow additional funds.

On May 6, 1997, we announced that our Board of Directors had authorized the purchase of up to 1.5 million shares of our own common stock in the open market and through private transactions. During 1997, we purchased 25,000 shares for approximately $165,000. During the first quarter of 1998, we purchased 200,000 shares for approximately $1.4 million. Currently, it is not anticipated that the Company will acquire any additional shares under this program.

There were no significant inflationary trends that affected us in 1999.

We assigned a team to address the issues raised by the introduction of the Single European Currency ("Euro") for initial implementation as of January 1, 1999 and the transition period through to January 1, 2002. We have substantially completed the modifications to our internal systems that will be affected by the initial introduction of the Euro during 1999. We do not expect that the introduction and use of the Euro will materially affect our foreign exchange position nor result in any material increase in cost to us.

Year 2000 Compliance. We took several steps to ensure that our computer-based systems that require date/time calculations were not negatively impacted by miscalculations and system failures on and after the year 2000. We evaluated all products sold since inception for Year 2000 readiness, and provided the results of the analysis and potential impacts and resolutions to our customers. The necessary upgrade pathways to our customers were completed, and we believe that all products meet basic functionality requirements. No significant issues have been encountered relating to our products, our internal operating systems, or with any of our suppliers. There have been no known increases in warranty or other claims by customers as a result of the Year 2000 transition. There was no additional impact on prior cost estimates or significant additional costs incurred subsequent to December 31, 1999 relating to this matter and no impact on results of operations, deferred spending, third party relationships, remaining contingencies or legal proceedings. Our cost incurred to prepare for Y2K issues totaled approximately $1.3 million.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to the impact of interest rate changes and foreign currency fluctuations.

Interest Rate Risk. Our exposure to market rate risk for changes in interest rates relates primarily to our cash investments and long-term debt. We invest our excess cash in debt instruments with companies with high quality investment ratings or other high quality investments. We protect and preserve our invested funds by limiting default, market and reinvestment risk.

Investments in both fixed rate and floating rate interest-earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates.

We are exposed to interest rate risk on the industrial development bond for our Colorado facility, which has a variable interest rate. We have not entered into any hedging instruments to protect ourselves against future increases in interest rates, which would negatively impact the amount of interest we are required to pay. However, we do not feel that this risk is significant and we do not plan to attempt to hedge to mitigate this risk in the foreseeable future.

Foreign Currency Risk. International revenues accounted for 47.5% of our total revenue in 1999. International sales are made primarily from our foreign sales subsidiaries in their respective countries and are denominated in United States dollars or the local currency of each country. These subsidiaries also incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency.

Our international business is subject to risks typical of an international business, including, but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors.

Our exposure to foreign exchange rate fluctuations arises in part from inter-company accounts in which costs incurred in the United States are charged to our foreign sales subsidiaries. These inter-company accounts are typically denominated in the local currency of the foreign subsidiary. We are also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into United States dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. The realized effect of foreign exchange rate fluctuations in 1999 resulted in a $342,000 loss.

Item 8. Financial Statements and Supplementary Data

Consolidated financial statements as of December 31, 1999 and 1998 and for each of the three years in the period ended December 31, 1999 and the report of Independent Accountants are included on pages F-1 to F-27 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

Information with respect to executive officers of the Registrant required by
Item 401(b) of Regulation S-K is presented at the end of Part I of this Form 10-K. Information regarding Directors of the Registrant required by Item 401 of Regulation S-K and information regarding Directors and Executive Officers of Registrant required by Item 405 of Regulation S-K will be presented under the caption "Election of Directors" in the definitive Proxy Statement for the Company's 2000 Annual Meeting of Shareholders, and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by Item 402 of Regulation S-K will be presented under the captions "Election of Directors" and "Executive Compensation" in the definitive Proxy Statement for the Company's 2000 Annual Meeting of Shareholders, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by Item 403 of Regulation S-K will be presented under the caption "Principal Shareholders" in the definitive Proxy Statement for the Company's 2000 Annual Meeting of Shareholders, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

The information required by Item 404 of Regulation S-K will be presented under the caption "Transactions with Executive Officers and Directors" in the definitive Proxy Statement for the Company's 2000 Annual Meeting of Shareholders, and is incorporated herein by reference.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedule, and Reports on Form 8-K

a The following Consolidated Financial Statements, Financial Statement Schedule and Exhibits are filed as part of this Annual Report on Form 10-K as listed on page F1 of this document.

b        Reports on Form 8-K

         None.

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

2.2 Asset Purchase Agreement entered into as of December 31, 1990 by and between Spectra-Physics GmbH and 3D Systems GmbH. Incorporated by reference to Exhibit 2.1 to 3-D Canada's Current Report on Form 8-K filed January 14, 1991 and the amendments thereto.

2.3 Agreement for transfer of a business entered into as of December 31, 1990 by and between Spectra-Physics (France) and 3D Systems France. Incorporated by reference to Exhibit 2.2 to 3-D Canada's Current Report on Form 8-K filed January 14, 1991 and the amendments thereto.

2.4 Asset Purchase Agreement entered into as of December 31, 1990 by and between Spectra-Physics Limited and 3D Systems, Inc. Limited (England). Incorporated by reference to Exhibit 2.3 to 3-D Canada's Current Report on Form 8-K filed January 14, 1991 and the amendments thereto.

2.5 Amendment dated August 28, 1991 to Asset Purchase Agreement between 3D Systems GmbH and Spectra-Physics GmbH dated December 29, 1990. Incorporated by reference to Exhibit 2.4 to 3-D Canada's Current Report on Form 8-K filed September 11, 1991.

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

4.2* Form of Director Option Contract pursuant to the 1989 Employee and Director Incentive Plan. Incorporated by reference to Exhibit 4.2 to Form 8-B filed August 16, 1993 and the amendment thereto filed on Form 8-B/A filed on February 4, 1994.

--------
* Management contract or compensatory plan or arrangement.

4.3* Form of Officer Option Contract pursuant to the 1989 Employee and Director Incentive Plan. Incorporated by reference to Exhibit 4.3 to Form 8-B filed August 16, 1993 and the amendment thereto filed on Form 8-B/A filed on February 4, 1994.

4.4* Form of Employee Option Contract pursuant to the 1989 Employee and Director Incentive Plan. Incorporated by reference to Exhibit 4.4 to Form 8-B filed August 16, 1993 and the amendment thereto filed on Form 8-B/A filed on February 4, 1994.

4.5* Form of Director Option Contract pursuant to the 1996 Non-Employee Director Stock Option Plan.

4.6* Form of Incentive Stock Option Contract for Executives pursuant to the 1996 Stock Incentive Plan.

4.7* Form of Non-statutory Stock Option Contract for Executives pursuant to the 1996 Stock Incentive Plan.

4.8* Form of Employee Incentive Stock Option Contract pursuant to the 1996 Stock Incentive Plan.

4.9* Form of Employee Non-statutory Stock Option Contract pursuant to the 1996 Stock Incentive Plan.

10.1 Lease with respect to Valencia property dated as of July 12, 1988, by and between 3D California and Valencia Tech Associates. Incorporated by reference to Exhibit 3.1 to 3-D Canada's annual Report on Form 20-F for the year ended December 31, 1987 (Reg. No. 0-16333).

10.2 Amendment No. 1 to Lease Agreement between 3D California and Katell Valencia Associates, a California limited partnership, dated May 28, 1993. Incorporated by reference to Exhibit 10.2 to Form 8-B filed August 16, 1993 and the amendment thereto filed on Form 8-B/A filed on February 4, 1994.

10.3 Agreement dated as of July 19, 1988, by and among 3D California, UVP, Cubital, Ltd. and Scitex Corporation Ltd. Incorporated by reference to
         Exhibit 3.10 to 3-D Canada's Annual Report on Form 20-F for the year ended December 31, 1987 (Reg. No. 0-16333).

10.4 Exclusive License Agreement dated as of May 16, 1986, by and between 3D California and UVP. Incorporated by reference to Exhibit 5 to 3-D Canada's Registration Statement on Form 20-F (Reg. No. 0-16333).

10.5 Form of Subscription Agreement made as of the 18th day of April, 1989 between 3-D Canada and placees pursuant to the private placement of special warrants completed on April 27, 1989, together with all Schedules thereto, and form of Confirmation of Agreement. Incorporated by reference to Exhibit 2.6 to 3-D Canada's Annual Report on Form 20-F for the year ended December 31, 1988.

10.6 Patent Purchase Agreement dated January 5, 1990 by and between 3D California and UVP. Incorporated by reference to Exhibit 10.28 to 3-D Canada's Registration Statement on Form S-1 (Reg. No. 33-31789).

10.7 Security Agreement dated as of the 5th day of January, 1990 by and between UVP and 3D California relating to security interest in UVP Patent. Incorporated by reference to Exhibit 10.29 to 3-D Canada's Registration Statement on Form S-1 (Reg. No. 33-31789).

10.8 Assignment of UVP Patent dated January 12, 1990 by UVP to 3D California. Incorporated by Reference to Exhibit 10.30 to 3-D Canada's Registration Statement on Form S-1 (Reg. No. 33-31789).

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

10.14 Form of Indemnification Agreement between Registrant and certain of its executive officers and directors. Incorporated by reference to Exhibit
         10.18 to Form 8-B filed August 16, 1993 and the amendment thereto filed on Form 8-B/A filed on February 4, 1994.

10.15 Amendment No.1 to a Shareholders' Agreement, such Shareholders' Agreement being dated as of April 10, 1991, among 1726 Holdings Ltd., a British Columbia corporation ("1726"), Lionheart Capital Corp., a British Columbia corporation ("Lionheart"), 3-D Canada, and Raymond S. Freed, Charles W. Hull, Bethany Griffiths, Virginia Hiramatsu, Paul B. Warren and Edwin J. Kaftal (Freed, Hull, Griffiths, Hiramatsu, Warren and Kaftal are collectively referred to as the "Founders"), dated as of May 5, 1993, by and among 1726, Lionheart, 3-D Canada, the Founders and Registrant. Incorporated by reference to Exhibit 10.19 to Form 8-B filed August 16, 1993 and the amendment thereto filed on Form 8-B/A filed on February 4, 1994.

10.16 Loan and Security Agreement, as amended, dated as of June 2, 1993, by and between 3D California, 3D Systems Inc. Limited (England), 3D Systems France SARL, 3D Systems GmbH, 3D Systems Japan, Ltd. and Silicon Valley Bank. Incorporated by reference to Exhibit 10.20 to Form 8-B filed August 16, 1993 and the amendment thereto filed on Form 8-B/A filed on February 4, 1994.

10.17 Cross-Corporate Continuing Guaranty dated as of August 12, 1993, executed by Registrant, 3D Systems Inc. Limited (England), 3D Systems France SARL, 3D Systems GmbH, 3D Systems Japan, Ltd. and 3D California in favor of Silicon Valley Bank. Incorporated by reference to Exhibit
         10.21 to Form 8-B filed August 16, 1993 and the amendment thereto filed on Form 8-B/A filed on February 4, 1994.

10.18 Antidilution Agreement dated as of August 12, 1993, by and between Registrant and Silicon Valley Bank. Incorporated by reference to
         Exhibit 10.23 to Form 8-B filed August 16, 1993 and the amendment thereto filed on Form 8-B/A filed on February 4, 1994.

10.19 Assumption Agreement dated as of August 12, 1993, by and between 3D Systems (Canada) Inc. and Silicon Valley Bank. Incorporated by reference to Exhibit 10.25 to Form 8-B filed August 16, 1993 and the amendment thereto filed on Form 8-B/A filed on February 4, 1994.

10.20 Letter Agreement dated July 31, 1993 by and among 3D California, Silicon Valley Bank, and UVP, Inc. Incorporated by reference to Exhibit
         10.26 to Form 8-B filed August 16, 1993 and the amendment thereto filed on Form 8-B/A filed on February 4, 1994.

10.21 Standby Share Purchase Agreement dated as of May 26, 1992, by and among 3-D Canada and Invesco MIM, C&S Investment Management, Ltd., Noland Carter, Prudential Portfolio Managers Limited, Fred C. Goad, Jr., The Clark Estates, Inc., Foreign & Colonial Smaller Companies PLC. Incorporated by reference to Exhibit 1.2 to 3-D Canada's Registration Statement on Form S-2 (Reg. No. 33-46823).

10.22 Stock Purchase Agreement, as amended, dated as of September 30, 1986, by and among 3D California, Lionheart Resources Corporation, a British Columbia corporation, and 3-D Canada. Incorporated by reference to
         Exhibit 4 to 3-D Canada's annual report on Form 20-F for the year ended December 31, 1987 (Reg. No. 0-16333).

10.23 Security Agreement dated as of August 12, 1993, by and between Registrant and Silicon Valley Bank. Incorporated by reference to
         Exhibit 10.29 to Form 8-B filed August 16, 1993 and the amendment thereto filed on Form 8-B/A filed on February 4, 1994.

10.24 Letter of Understanding with respect to Loan and Security Agreement, as amended, dated August 12, 1993, by and between 3D California, 3D Systems Inc. Limited (England), 3D Systems France SARL, 3D Systems

--------
* Management contract or compensatory plan or arrangement.

         GmbH, 3D Systems Japan, Ltd. and Silicon Valley Bank. Incorporated by reference to Exhibit 10.30 to Form 8-B filed August 16, 1993 and the amendment thereto filed on Form 8-B/A filed on February 4, 1994.

10.25 Termination Agreement entered into as of January 1, 1990 by and among 3D California, The Japan Steel Works, Ltd. and 3D Systems Japan, Ltd. Incorporated by reference to Exhibit 10.27 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1989.

10.26 Amendment to Termination Agreement dated April 13, 1993 by and among 3D California, The Japan Steel Works, Ltd. and 3D Systems Japan, Ltd. Incorporated by reference to Exhibit 10.33 to Form 8-B filed August 16, 1993 and the amendment thereto filed on Form 8-B/A filed on February 4, 1994.

10.27* Employment Agreement dated March 1, 1994, by and among Registrant, 3D Systems, Inc., a California corporation and Charles W. Hull. Incorporated by reference to Exhibit 10.1 to Registrant's Form 10-Q for the quarterly period ended July 1, 1994 filed on August 9, 1994.

10.28 Amendment to Loan Agreement dated as of August 3, 1994, by and between 3D Systems, Inc., 3D Systems Inc. Limited, 3D Systems France SARL, 3D Systems GmbH and Silicon Valley Bank. Incorporated by reference to
         Exhibit 10.36 to Registrant's Form 10-Q for the quarterly period ended September 30, 1994 filed on November 4, 1994.

10.29 Amended Schedule to Loan and Security Agreement dated as of August 3, 1994, by and between 3D Systems, Inc., 3D Systems Inc. Limited, 3D Systems France SARL, 3D Systems GmbH and Silicon Valley Bank. Incorporated by reference to Exhibit 10.37 to Registrant's Form 10-Q for the quarterly period ended September 31, 1994 filed on November 4, 1994.

10.30 Collateral Assignment, Patent Mortgage and Security Agreement dated as of August 3, 1991, by and between 3D Systems, Inc., 3D Systems Inc. Limited, 3D Systems France SARL, 3D Systems GmbH, 3D Systems Corporation, 3D Systems (Canada) Inc. and Silicon Valley Bank. Incorporated by reference to Exhibit 10.38 to Registrant's Form 10-Q for the quarterly period ended September 30, 1994 filed on November 4, 1994.

10.31* Employment Agreement dated October 31, 1994, by and among Registrant, 3D Systems, Inc., a California corporation and Arthur B. Sims. Incorporated by reference to Exhibit 10.39 to Form 10-K for the year ended December 31, 1994.

10.32 Letter of intent dated March 7, 1995 by and between 3D Systems, Inc., a California corporation and CIBA-GEIGY Corporation, a New York corporation. Incorporated by reference to Exhibit 10.40 to Form 10-K for the year ended December 31, 1994.

10.33 Agreement dated October 4, 1995 between Registrant and Mesa County Economic Development Council, inc., a Colorado non-profit Corporation. Incorporated by reference to Exhibit 10.1 to Registrant's Form 10-Q for the quarterly period ended September 29, 1995 filed November 13, 1995.

10.34 Amendment No. 1 to Distribution Agreement dated May 5, 1995 between Ciba Specialty Chemicals and Registrant. Incorporated by reference to
         Exhibit 10.40 to Amendment No. 1 to Registration Statement on
         Form S-2 filed on May 25, 1995.

10.35 Registration and Indemnification Agreement dated June 1995 between Registrant and 1726 Holdings Canada, Inc. Incorporated by reference to
         Exhibit 10.41 to Amendment No. 2 to Registration Statement of Form S-2 filed on June 13, 1995.

10.36* Employment Agreement dated as of December 27, 1995 between Registrant and A. Sidney Alpert. Incorporated by reference to Exhibit 10.43 to Registrant's 10-K for the year ended December 31, 1995 filed on April 1, 1996.

10.37 Amendment dated July 5, 1995 to Loan and Security Agreement dated June 2, 1993, as previously amended, by and between Registrant, 3D California, 3D Systems, Inc. Limited, 3D Systems France SARL, 3D Systems GmbH and Silicon Valley Bank. Incorporated by reference to
         Exhibit 10.44 to Form 10-K for the year ended December 31, 1995.

10.38 License, Development, and OEM Agreement dated March 31, 1995 between Spectra, Inc. and 3D Systems, Inc. Incorporated by reference to Exhibit
         10.45 to Registrant's 10-K for the year ended December 31, 1995

--------
* Management contract or compensatory plan or arrangement.

         filed on April 1, 1996. [Portions of the exhibit have been omitted and filed separately with the SEC pursuant to a grant of confidential treatment].

10.39* Employment letter dated April 11, 1996 between Registrant and Mark R. Bell. Incorporated by reference to exhibit 10.1 to Registrant's 10-Q for the quarterly period ended March 29, 1996 filed on May 7, 1996.

10.40 Asset Purchase Agreement dated as of August 30, 1996 by and between 3D Systems, Inc., a California corporation, Keltool, Inc. a Minnesota corporation and Wayne Duescher. Incorporated by reference to Exhibit
         10.1 to Registrant's 10-Q for the quarterly period ended September 27, 1996 filed on November 12, 1996.

10.41 Non-Competition Agreement dated September 9, 1996 by and between 3D Systems, Inc., a California corporation and Wayne O. Duescher. Incorporated by reference to Exhibit 10.3 to Registrant's 10-Q for the quarterly period ended September 27, 1996 filed on November 12, 1996.

10.42* Employment Agreement dated as of February 6, 1996 between Registrant and Eugen J. Geyer. Incorporated by reference to Exhibit 10.50 to Form 10-K for the year ended December 31, 1996.

10.43* Employment Agreement dated October 28, 1996 between Registrant and Richard D. Balanson. Incorporated by reference to Exhibit 10.51 to Form 10-K for the year ended December 31, 1996.

10.44 Amendment dated July 5, 1996 to Loan and Security Agreement dated June 2, 1993, as previously amended, by and between Registrant and Silicon Valley Bank. Incorporated by reference to Exhibit 10.52 to
         Form 10-K for the year ended December 31, 1996.

10.45 Amendment, dated August 18, 1997, to Loan Agreement and Amended Schedule to Loan and Security Agreement dated June 2, 1993 between Silicon Valley Bank and 3D Systems, Inc., 3D Systems Inc. Limited, 3D Systems France SARL and 3D Systems GmbH. Incorporated by reference to Exhibit 10.53 to Form 10-K for the year ended December 31, 1997.

10.46* Employment Agreement effective November 17, 1997 between Registrant and Mr. Frank J. Spina. Incorporated by reference to Exhibit 10.54 to
         Form 10-K for the year ended December 31, 1997.

10.47* Employment letter effective January 7, 1997 between Registrant and Mr. Martin E. McGough. Incorporated by reference to Exhibit 10.55 for the year ended December 31, 1997.

10.48* Employment letter effective September 17, 1999 between Registrant and Mr. Grant R. Flaharty.

10.49* Agreement effective September 9, 1999, between Registrant and Regent Pacific Management Corporation. Incorporated by reference to Exhibit
         10.1 to Registrant's Current Report on Form 8-K filed February 17,
         2000.

10.50*   Employment Agreement effective May 1, 1999 between Registrant and Mr.
         G. Walter Loewenbaum II.

10.51* Employment Agreement effective September 9, 1999 between Registrant and Mr. Gary J. Sbona.

10.52 Patent License Agreement dated December 16, 1998 by and between 3D Systems, Inc., NTT Data CMET, Inc. and NTT Data Corporation. [Confidential Treatment Requested].

10.53* Employment Agreement dated September 9, 1999 between Registrant and Mr. Arthur B. Sims.

10.54* Stock Option Agreement dated May 20, 1999 between Registrant and Mr. Arthur B. Sims.

10.55*   Letter dated October 19, 1999 from Registrant to Mr. Arthur B. Sims.

22.1     Subsidiaries of Registrant.

23.1     Consent of Independent Accountants - PricewaterhouseCoopers LLP.

27.1     Financial Data Schedule.

--------
* Management contract or compensatory plan or arrangement.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                  AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

Consolidated Financial Statements

Report of Independent Accountants..........................................................................F-2
Consolidated Balance Sheets as of December 31, 1999 and 1998...............................................F-3
Consolidated Statements of Operations for the Years Ended December 31, 1999, 1998 and 1997.................F-4
Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1999, 1998 and 1997.......F-5
Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 1998 and 1997.................F-6
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 1999, 1998 and 1997.......F-7
Notes to Consolidated Financial Statements for the Years Ended December 31, 1999, 1998 and 1997............F-8

Consolidated Financial Statement Schedule

Report of Independent Accountants on Financial Statement Schedule.........................................F-27
Schedule II - Valuation and Qualifying Accounts...........................................................F-28

REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders and Board of Directors
3D Systems Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity, cash flows and comprehensive income present fairly, in all material respects, the financial position of 3D Systems Corporation and its subsidiaries (the "Company") at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PricewaterhouseCoopers LLP

Woodland Hills, California
February 14, 2000

                             3D SYSTEMS CORPORATION
                           Consolidated Balance Sheets
                          At December 31, 1999 and 1998
                                 (in thousands)

                    ASSETS                                      1999        1998
                                                              --------    --------
Current assets:
  Cash and cash equivalents                                   $ 12,553    $ 15,912
  Short-term investments                                            --       3,485
  Accounts receivable, less allowances for
  Doubtful accounts of $2,912 (1999) and $944 (1998)            26,772      24,487
  Current portion of lease receivables                             607       2,069
  Inventories                                                    8,786      10,829
  Deferred tax assets                                            2,355       2,063
  Prepaid expenses and other current assets                      2,028       1,916
                                                              --------    --------
       Total current assets                                     53,101      60,761

Property and equipment, net                                     16,245      16,327
Licenses and patent costs, net                                   9,135       5,121
Deferred tax assets                                              7,658       5,070
Lease receivables                                                2,436       5,802
Other assets                                                     2,083       2,022
                                                              --------    --------
                                                              $ 90,658    $ 95,103
                                                              ========    ========
     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                            $  5,838    $  4,850
  Accrued liabilities                                            8,741       8,162
  Current portion of long-term debt                                110         100
  Customer deposits                                                345         330
  Deferred revenues                                              6,848       9,014
                                                              --------    --------
       Total current liabilities                                21,882      22,456

Other liabilities                                                4,673       1,485
Long-term debt, less current portion                             4,495       4,605
                                                              --------    --------
                                                                31,050      28,546
                                                              --------    --------

Commitments and contingencies (Note 18)                             --          --

Stockholders' equity:
  Preferred stock, authorized 5,000 shares; none issued
  Common stock, authorized 25,000 shares; issued 11,658 and
    Outstanding 11,433 (1999); and issued 11,614 and
    Outstanding 11,389 (1998)                                       12          12
  Capital in excess of par value                                75,064      74,834
  Notes receivable from officers                                  (240)       (360)
  Accumulated deficit                                          (12,066)     (6,765)
  Accumulated other comprehensive income (loss)                 (1,622)        376
  Treasury stock, at cost, 225 shares                           (1,540)     (1,540)
                                                              --------    --------
        Total stockholders' equity                              59,608      66,557
                                                              --------    --------
                                                              $ 90,658    $ 95,103
                                                              ========    ========

          See accompanying notes to consolidated financial statements.

                             3D SYSTEMS CORPORATION
                      Consolidated Statements of Operations
                  Years ended December 31, 1999, 1998 and 1997
                     (in thousands except per share amounts)

                                                 1999        1998        1997
                                               --------    --------    --------
Sales:
  Products                                     $ 66,806    $ 65,434    $ 59,149
  Services                                       30,143      32,683      31,108
                                               --------    --------    --------
     Total sales                                 96,949      98,117      90,257
                                               --------    --------    --------

Cost of sales:
  Products                                       35,938      33,477      35,463
  Services                                       20,975      22,062      21,745
                                               --------    --------    --------
     Total cost of sales                         56,913      55,539      57,208
                                               --------    --------    --------
  Gross profit                                   40,036      42,578      33,049
                                               --------    --------    --------

Operating expenses:
  Selling, general and administrative            35,273      30,448      29,653
  Research and development                        8,931       9,425      10,991
  Other                                           3,384          --          --
                                               --------    --------    --------
     Total operating expenses                    47,588      39,873      40,644
                                               --------    --------    --------

Income (loss) from operations                    (7,552)      2,705      (7,595)

Interest income                                     415         949       1,202
Interest and other expense                         (404)       (467)       (356)
                                               --------    --------    --------
Income (loss) before income taxes                (7,541)      3,187      (6,749)

Provision for (benefit from) income taxes        (2,240)      1,055      (2,160)
                                               --------    --------    --------

Net income (loss)                              $ (5,301)   $  2,132    $ (4,589)
                                               ========    ========    ========

Shares used to calculate basic net income
  (loss) per share                               11,376      11,348      11,398
                                               ========    ========    ========

Basic net income (loss) per share              $   (.47)   $    .19    $   (.40)
                                               ========    ========    ========

Shares used to calculate diluted net income
  (loss) per share                               11,376      11,594      11,398
                                               ========    ========    ========

Diluted net income (loss) per share            $   (.47)   $    .18    $   (.40)
                                               ========    ========    ========

          See accompanying notes to consolidated financial statements.

                                            3D SYSTEMS CORPORATION
                                Consolidated Statements of Stockholders' Equity
                                  Years ended December 31, 1999, 1998 and 1997
                                                 (in thousands)

                                              Common                    Notes
                                              Stock     Capital in    Receivable               Cumulative                Total
                                            Par Value  Excess of Par     From    Accumulated  Translation  Treasury  Stockholders'
                                   Shares     $0.001       Value       Officers    Deficit     Adjustment    Stock      Equity
                                   -----------------------------------------------------------------------------------------------
Balance at December 31, 1996       11,359    $     11    $ 72,528          --     $ (4,308)    $    472          --      68,703
Exercise of stock options              91          (a)        418          --           --           --          --         418
Tax benefit related to non-
    qualified stock options            --          --         184          --           --           --          --         184
Issuance of warrants related to
    EOS acquisition                    --          --         727          --           --           --          --         727
Net loss                               --          --          --          --       (4,589)          --          --      (4,589)
Cumulative translation
    adjustment                         --          --          --          --           --         (683)         --        (683)
Purchase of treasury stock            (25)         --          --          --           --           --        (165)       (165)
                                   -----------------------------------------------------------------------------------------------
Balance at December 31, 1997       11,425          11      73,857          --       (8,897)        (211)       (165)     64,595
Exercise of stock options              59          (a)        366          --           --           --          --         366
Employee stock purchase plan           38          --         192          --           --           (a)         --         192
Officer loans                          67           1         419        (420)          --
Repayment of officer loans             --          --          --          60           --           --          --          60
Net income                             --          --          --          --        2,132           --          --       2,132
Cumulative translation
    adjustment                         --          --          --          --           --          587          --         587
Purchase of treasury stock           (200)         --          --          --           --           --      (1,375)     (1,375)
                                   -----------------------------------------------------------------------------------------------
Balance at December 31, 1998       11,389          12      74,834        (360)      (6,765)         376      (1,540)     66,557
Exercise of stock options               6          (a)         32          --           --           --          --          32
Employee stock purchase plan           57          (a)        256          --           --           --          --         256
Cancellation of officer loans         (19)         (a)       (120)        120           --           --          --          --
Stock based compensation               --          --          62          --           --           --          --          62
Net loss                               --          --          --          --       (5,301)          --          --      (5,301)
Cumulative translation
    adjustment                         --          --          --          --           --       (1,998)         --      (1,998)
                                   -----------------------------------------------------------------------------------------------
Balance at December 31, 1999       11,433    $     12    $ 75,064    $   (240)    $(12,066)    $ (1,622)   $ (1,540)   $ 59,608
                                   ===============================================================================================

(a) Amounts not shown due to rounding

See accompanying notes to consolidated financial statements.


          See accompanying notes to consolidated financial statements.

                             3D SYSTEMS CORPORATION
                      Consolidated Statements of Cash Flows
                  Years ended December 31, 1999, 1998 and 1997
                                 (in thousands)

Cash flows from operating activities:                               1999        1998        1997
                                                                  --------    --------    --------
  Net income (loss)                                               $ (5,301)   $  2,132    $ (4,589)
  Adjustments to reconcile net income (loss) to net cash
   provided by (used for) operating activities:
     Deferred income taxes                                          (2,881)        158      (2,511)
     Depreciation of property and equipment                          4,561       4,083       3,756
     Provision for doubtful accounts                                 2,062         339          35
     Amortization of licenses and patent costs                         991       1,003         733
     Amortization of software development costs                        436         504         495
     Amortization of intangibles                                        80         223         162
     Changes in operating assets and liabilities:
       Accounts receivable                                          (6,338)       (909)     (4,973)
       Lease receivables                                             4,828      (2,733)       (440)
       Inventories                                                     995       1,160         (60)
       Prepaid expenses and other current assets                      (112)        389         (38)
       Other assets                                                   (576)       (542)     (1,404)
       Accounts payable                                              1,229        (176)      1,266
       Accrued liabilities                                             579         158       1,318
       Customer deposits                                                14          92        (656)
       Deferred revenues                                            (2,165)      1,688       1,858
       Other liabilities                                             3,187          (6)         70
                                                                  --------    --------    --------
           Net cash provided by (used for) operating activities      1,589       7,563      (4,978)
                                                                  --------    --------    --------
Cash flows from investing activities:
  Purchase of property and equipment                                (7,719)     (5,822)     (8,356)
  Disposition of property and equipment                              3,241       2,234       2,382
  Increase in licenses and patent costs                             (5,005)       (659)     (2,489)
  Purchase of short term investments                                  (498)     (6,648)     (3,498)
  Proceeds from short term investments                               3,982       6,661       3,759
                                                                  --------    --------    --------
           Net cash used for investing activities                   (5,999)     (4,234)     (8,202)
                                                                  --------    --------    --------
Cash flows from financing activities:
  Exercise of stock options                                            350         557         418
  Repayment of note payable                                           (100)        (95)       (100)
  Repayment of officer loans                                            --          60          --
  Tax benefit related to non-qualified stock options                    --          --         184
  Restricted cash                                                       --          --         722
  Purchase of treasury stock                                            --      (1,375)       (165)
                                                                  --------    --------    --------
           Net cash provided by (used for) financing activities        250        (853)      1,059
                                                                  --------    --------    --------
  Effect of exchange rate changes on cash                              801         741         460
                                                                  --------    --------    --------
Net increase (decrease) in cash and cash equivalents                (3,359)      3,217     (11,661)
Cash and cash equivalents at the beginning of the period            15,912      12,695      24,356
                                                                  --------    --------    --------
Cash and cash equivalents at the end of the period                $ 12,553    $ 15,912    $ 12,695
                                                                  ========    ========    ========
Supplemental disclosures of cash flow information:
     Cash paid (received) during the year for:
         Interest                                                 $    212    $    249    $    346
                                                                  ========    ========    ========
         Income taxes                                             $   (137)   $   (410)   $    275
                                                                  ========    ========    ========

          See accompanying notes to consolidated financial statements.

                             3D SYSTEMS CORPORATION
             Consolidated Statements of Comprehensive Income (Loss)
                  Years ended December 31, 1999, 1998 and 1997
                                 (in thousands)

                                                     1999       1998      1997
                                                   -------    -------   -------
Net income (loss)                                  $(5,301)   $ 2,132   $(4,589)
Other comprehensive income (loss):
     Foreign currency translation adjustments       (1,998)       587      (683)
                                                   -------    -------   -------

Comprehensive income (loss)                        $(7,299)   $ 2,719   $(5,272)
                                                   =======    =======   =======

          See accompanying notes to consolidated financial statements.

                             3D SYSTEMS CORPORATION
                   Notes to Consolidated Financial Statements
                  Years ended December 31, 1999, 1998 and 1997

(1)   Organization and Business

      3D Systems Corporation, a Delaware corporation (the "Company"), develops, produces and markets SLA(TM) industrial systems and ThermoJet(TM) solid object printers and related materials, parts and services. 3D Systems, Inc., a California corporation ("3D California"), an indirect wholly-owned subsidiary of the Company, directly and through its subsidiaries, conducts substantially all of the Company's business.

(2)   Significant Accounting Policies

      (a)   Principles of Consolidation

            The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

            Certain reclassifications have been made to the prior year consolidated financial statements to conform to the current year presentation.

      (b)   Sales and Concentration of Credit Risk

            Revenues from the sale of the Company's systems and related products are recognized upon shipment. The Company provides end users with up to one year of maintenance and warranty services, and defers a portion of its revenues at the time of sale based on the relative fair value of such services. After the initial maintenance period, the Company offers these customers optional maintenance contracts; revenue related to these contracts is deferred and recognized ratably over the period of the contract. To date, the Company has not experienced any significant warranty claims or product returns. Credit is extended based on an evaluation of each customer's financial condition. To reduce credit risk in connection with sales of SLA systems, the Company may, depending upon the circumstances, require significant deposits prior to shipment and may retain a security interest in the SLA systems until fully paid. The Company often requires international customers to furnish letters of credit.

            The Company invests its excess cash in interest bearing deposits with major banks, commercial paper and money market funds. Although a majority of the cash accounts exceed the federally insured deposit amount, management does not anticipate non-performance by the financial institutions. Management reviews the stability of these institutions on a periodic basis.

      (c)   Cash and Cash Equivalents

            The Company considers all highly liquid debt instruments purchased with an original maturity at the time of purchase of three months or less to be cash equivalents. The carrying value of these instruments approximates market value because of their short maturity.

      (d)   Investments

            The Company's short-term investments are classified as held to maturity and recorded at amortized cost under the provisions of Statement of Financial Accounting Standards (SFAS) No. 115.

                             3D SYSTEMS CORPORATION
              Notes to Consolidated Financial Statements, Continued
                  Years ended December 31, 1999, 1998 and 1997

      (e)   Leases

            At the inception of a lease, the gross lease receivable, the reserve for potential losses, the estimated residual value of the leased equipment and the unearned lease income are recorded. The unearned lease income represents the excess of the gross lease receivable plus the estimated residual value over the cost of the equipment leased and is recorded as deferred revenue.

      (f)   Inventories

            Inventories are stated at the lower of cost (determined by the first-in, first-out method) or market value.

      (g)   Property and Equipment

            Property and equipment is carried at cost and depreciated on a straight-line basis over the estimated useful lives of the related assets, generally three to thirty years. Leasehold improvements are amortized on a straight-line basis over their estimated economic useful lives, or the lives of the leases, whichever is shorter. Realized gains and losses are recognized upon disposal or retirement of the related assets and are reflected in results of operations. Repair and maintenance charges are expensed as incurred.

      (h)   Licenses and Patent Costs

            Licenses and patent costs are being amortized on a straight-line basis over their estimated useful lives, which are approximately eight to eighteen years, or on a units of production basis, depending on the nature of the license or patent.

      (i)   Long Term Assets

            The carrying value of long term assets is periodically reviewed by management, and impairment losses, if any, are recognized when the expected nondiscounted future operating cash flow derived from such assets is less than their carrying value. Impairment losses are recorded at an amount equal to the excess of the assets carrying value over its fair value.

      (j)   Capitalized Software Costs

            Certain software development and production costs are capitalized upon a product's reaching technological feasibility. As of December 31, 1999 and 1998, the Company had cumulatively capitalized software development costs of $4.3 million and $3.8 million, respectively. Costs capitalized in 1999 and 1998 were $483,000 and $420,000, respectively. Amortization of software development costs begins when the related products are available for market. Amortization expense amounted to $436,000, $504,000 and $495,000 for 1999, 1998 and 1997,
            respectively, based on the straight-line method using estimated useful lives of two years. Net capitalized costs aggregated $494,000 and $447,000 at December 31, 1999 and 1998, respectively, and are included in other assets in the accompanying consolidated balance sheets.

      (k)   Foreign Currency Translation

            The assets and liabilities of the Company's foreign operations are translated at the end of the period exchange rates; revenues and expenses are translated at the average exchange rates prevailing during the period. The effect of the unrealized exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars is accumulated as a separate component of stockholders' equity. Gains and losses resulting from foreign currency transactions are included in current operations. The aggregate foreign exchange gains (losses) included in operations were $(342,000), $276,000 and $(479,000) for 1999, 1998 and 1997,
            respectively. To date, the Company has not entered into hedging transactions to protect against changes in foreign currency exchange rates.

                             3D SYSTEMS CORPORATION
              Notes to Consolidated Financial Statements, Continued
                  Years ended December 31, 1999, 1998 and 1997

      (l)   Research and Development Costs

            Research and development costs are expensed as incurred.

      (m)   Earnings Per Share

            Basic net income (loss) per share is computed by dividing net income
            (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued. Potential common shares related to stock options and stock warrants are excluded from the computation when their effect is antidilutive.

      (n)   Advertising Costs

            Advertising costs are expensed as incurred. Advertising expenses were approximately $3.0 million, $2.3 million, and $2.9 million for the years ended 1999, 1998 and 1997, respectively.

      (o)   Estimates

            The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

      (p)   Stock-Based Compensation

            The Company grants stock options for shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees."

      (q)   Income Taxes

            The Company accounts for income taxes using the liability method as required by SFAS No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred income taxes are determined based on the differences between the financial statement and tax basis of assets and liabilities, using enacted tax rates in effect for the year. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized.

      (r)   Comprehensive Income

            In 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," and accordingly has included separate Statements of Comprehensive Income (Loss). Comprehensive income generally represents all changes in shareholders' equity during the period except those resulting from investments by, or distributions to, shareholders.

                             3D SYSTEMS CORPORATION
              Notes to Consolidated Financial Statements, Continued
                  Years ended December 31, 1999, 1998 and 1997

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

      (t) The Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and notes payable are carried at cost, which approximates their fair market value because of the short term maturity of these instruments and the relatively stable interest rate environment.

(3)   Leases

      The Company provides lease financing for qualified customers. The leases are accounted for as sales-type leases where the present value of minimum lease payments, net of costs, are recorded as sales. The components of lease receivables are as follows (in thousands):

                                                        1999        1998
                                                      -------     -------
      Total minimum lease payment receivable          $ 2,377     $ 7,086
      Estimated unguaranteed residual value               666         785
                                                      -------     -------
      Gross investment in leases                        3,043       7,871
      Unearned income                                    (317)     (1,220)
                                                      -------     -------
          Total investment in leases                  $ 2,726     $ 6,651
                                                      =======     =======

      Short-term interest in leases                   $    53     $ 1,547
      Long-term interest in leases                    $ 2,673     $ 5,104

      Future minimum lease payments to be received as of December 31, 1999:

                            2000                $  891
                            2001                   784
                            2002                   535
                            2003                   120
                            2004                    47
                                                ------
                                                $2,377
                                                ======

      In March 1999 leases receivables totalling $2.8 million were sold to an outside party. No gain or loss was recognized on the transaction.

(4)   Inventories

      Components of inventories at December 31, 1999 and 1998 are as follows (in thousands):

                                                    1999             1998
                                                  -------          -------
      Raw materials                               $ 1,633          $ 1,138
      Work in process                                 778              819
      Finished goods                                6,375            8,872
                                                  -------          -------
                                                  $ 8,786          $10,829
                                                  =======          =======

                             3D SYSTEMS CORPORATION
              Notes to Consolidated Financial Statements, Continued
                  Years ended December 31, 1999, 1998 and 1997

(5)   Property and Equipment

      Property and equipment at December 31, 1999 and 1998 are summarized as follows (in thousands):

                                                     1999          1998
                                                   --------      --------
      Land and building                            $  4,637      $  4,637
      Machinery and equipment                        20,420        18,416
      Office furniture and equipment                  3,083         2,889
      Leasehold improvements                          2,836         2,517
      Rental equipment                                1,014           452
      Construction in progress                           97         1,186
                                                   --------      --------
                                                     32,087        30,097

      Less accumulated depreciation and
        Amortization                                (15,842)      (13,770)
                                                   --------      --------
                                                   $ 16,245      $ 16,327
                                                   ========      ========

(6)   Licenses and Patent Costs

      Licenses and patent costs at December 31, 1999 and 1998 are summarized as follows (in thousands):

                                                    1999           1998
                                                  --------       --------
      Licenses, at cost                           $  2,333       $  3,608
      Patent costs                                  13,214          6,934
                                                  --------       --------
                                                    15,547         10,542
      Less accumulated amortization                 (6,412)        (5,421)
                                                  --------       --------
                                                  $  9,135       $  5,121
                                                  ========       ========

      (a) In 1999 and 1998, the Company incurred and capitalized $5,005,000 and $643,000, respectively, of costs to acquire, develop and extend patents in the United States, Japan, Europe and certain other countries, and expensed previously developed capitalized patent costs of $621,000 and $365,000, respectively.

                             3D SYSTEMS CORPORATION
              Notes to Consolidated Financial Statements, Continued
                  Years ended December 31, 1999, 1998 and 1997

      (b) Effective January 5, 1990, 3D California acquired from UVP, Inc. ("UVP") UVP's patents for stereolithography technology in exchange for $9,075,000, $500,000 of which was paid in cash and $350,000 in offsets of costs incurred by the Company on behalf of UVP. The initial payment and offsets ($850,000) have been capitalized and are being amortized over the remaining life of the patents (approximately three years at December 31, 1999). The agreement further provided for payment deferrals during 1990 through 1992 aggregating $950,000 and annual payments based upon the sales levels of SLA machines up to a maximum of $8,225,000. The Company records the annual payments as royalty expense. In 1999, 1998 and 1997, royalty expense aggregated $678,000, $711,000 and $668,000, respectively, and is included in Cost of Sales: Products in the accompanying consolidated statements of operations. Royalty obligations at December 31, 1999 and 1998 are $1,742,000 and $1,745,000, respectively, and are included in the accompanying consolidated balance sheets. In the event the Company licenses the acquired technology to a third party, the Company is required to make additional accelerated payments to UVP of 50% of the royalties it receives up to an aggregate maximum of $8,225,000 including the Company's payments based on sales levels of its SLA machines. In 1999, the Company made additional accelerated payments totaling $603,000. UVP has retained a security interest in the purchased technology until the purchase price is fully paid. At December 31, 1999, $4.2 million remained to be paid to UVP under this agreement.

      (c) The excess of the cost of the Company's investment in 3D California over the related underlying equity in the net assets of the subsidiary at the date of acquisition ($2.0 million) has been attributed to the licenses and patents of 3D California and is being amortized on the same basis as the underlying licenses and patents.

(7)   Acquisitions

      a) On September 22, 1997, the Company completed the acquisition of the rapid prototyping "Stereos" product line assets and business from EOS GmbH of Germany, formerly the Company's major European competitor. Under the terms of the agreement, the Company paid $3.25 million, issued a warrant to buy 150,000 of the Company's common shares at $8.00 per share, exercisable within the three-year period following the closing (valued at $727,000), and granted EOS exclusive licenses to the Company's patents related to laser sintering. Additionally, the Company agreed to settle all pending patent infringement and unfair competition lawsuits brought against EOS and an EOS customer.

            In accordance with the purchase method of accounting, the purchase price has been allocated to the underlying assets and liabilities based on their respective fair values at the date of acquisition. The in-process research and development was expensed in the quarter ended September 26, 1997 as a nonrecurring cost after determining that it had not reached technological feasibility and that it had no alternative future use.

            The total purchase price was $4,075,000 and was allocated as follows (in thousands):

            In-process research and development projects      $2,045
            Inventory                                            360
            Patents                                              395
            Intangible assets                                  1,275
                                                              ------
                                                              $4,075
                                                              ======

                             3D SYSTEMS CORPORATION
              Notes to Consolidated Financial Statements, Continued
                  Years ended December 31, 1999, 1998 and 1997

(8)   Credit Facility

      In August 1999, the Company's credit facility expired. The credit facility was not utilized during 1999 and no amounts were due under the facility at the time of its expiration. The Company is currently evaluating its options with regard to establishing a new credit facility.

(9)   Accrued Liabilities

      Accrued liabilities at December 31, 1999 and 1998 are as follows (in thousands):

                                                    1999       1998
                                                   ------     ------
            Employee related benefits              $2,393     $2,090
            Payroll and related taxes                 995        931
            Rent                                      256        329
            Commissions                               381        464
            Product royalties                       1,654        825
            Sales tax                               1,248        577
            EOS acquisition costs                      --        443
            Other                                   1,814      2,503
                                                   ------     ------
                                                   $8,741     $8,162
                                                   ======     ======

(10)  Other Liabilities

      Other liabilities at December 31, 1999 and 1998 are as follows (in thousands):

                                                    1999       1998
                                                   ------     ------
            Royalty payable                        $1,150     $  950
            Amounts due under licensing
              agreement                             1,600         --
            Retirement plan                           548        535
            Employee termination costs                995         --
            Other                                     380         --
                                                   ------     ------
                                                   $4,673     $1,485
                                                   ======     ======

                             3D SYSTEMS CORPORATION
              Notes to Consolidated Financial Statements, Continued
                  Years ended December 31, 1999, 1998 and 1997

(11)  Long-Term Debt

      On August 20, 1996, the Company completed a $4.9 million variable rate industrial development bond financing of its Colorado facility. Interest on the bonds is payable monthly (the interest rate at December 31, 1999 was 5.65%). Principal payments are payable in semi-annual installments beginning in February 1997 through August 2016. The bonds are collateralized by an irrevocable standby letter of credit issued by Norwest Bank Minnesota, N.A. which is further collateralized by the building and related machinery and equipment as well as a standby letter of credit issued by Silicon Valley Bank in the amount of approximately $1.4 million. The terms of the letters of credit require the Company to maintain specific levels of minimum tangible net worth, debt to equity ratio and quick ratio. Annual maturities of long-term debt are as follows (in thousands):

                      2000                     $   110
                      2001                         120
                      2002                         135
                      2003                         150
                      2004                         165
                      Later years                3,925
                                               -------
                      Total                      4,605
                      Less current portion         110
                                               -------
                          Long-term debt       $ 4,495
                                               =======

(12)  Stockholders' Equity and Stockholders' Rights Plan

On May 23, 1996, the Company's stockholders approved the 1996 Stock Incentive Plan (the "1996 Plan") and the 1996 Stock Option Plan for Non-Employee Directors (the "Director Plan"). The maximum number of shares of common stock that may be issued pursuant to options granted under the 1996 Plan and Director Plan is 2.1 million and 200,000, respectively. Both the 1996 Plan and the Director Plan expire on March 21, 2006, and no further options will be granted after that date. The 1996 Plan also provides for "reload options," which are options to purchase additional shares if a grantee uses already-owned shares to pay for an option exercise. The Company also had a 1989 Plan in which options for substantially all common shares had been previously issued. The 1989 Plan expired in 1999. The option price per share under all plans is equal to the fair market value on the date of grant. The vesting and exercise periods for all plans, except the Director Plan, are determined at the discretion of the Compensation Committee of the Board of Directors. The majority of options issued under the 1996 Plan and the 1989 Plan vest 25% annually, commencing one year from the date of grant and expiring between six and ten years from the date of grant. Under the Director Plan, each non-employee director ("outside director") of the Company will automatically be granted annually non-statutory stock options to purchase 7,500 shares of common stock. Each option issued under the Director Plan vests in equal annual installments over a three-year period beginning on the first anniversary, and expires ten years from the date of grant. Prior to the adoption of the Director Plan, each outside director was automatically granted annually non-statutory stock options to purchase 3,333 shares of common stock under the 1989 Plan, as amended, beginning in 1993.

                             3D SYSTEMS CORPORATION
              Notes to Consolidated Financial Statements, Continued
                  Years ended December 31, 1999, 1998 and 1997

      A summary of the status of the Company's stock options is summarized below (shares in thousands):

                                         1999                 1998                 1997
                                  ------------------------------------------------------------
                                              Wgtd.                Wgtd.                Wgtd.
                                             Average              Average              Average
                                             Exercise             Exercise             Exercise
                                   Shares     Price     Shares     Price     Shares     Price
                                  ------------------------------------------------------------
Outstanding at beginning of year    1,867    $  9.18     1,673    $ 10.30     1,549    $ 11.91
  Granted                           1,390       5.94       517       7.01       525       8.86
  Exercised                            (6)      6.38       (59)      6.17       (98)      4.85
  Lapsed or canceled                 (844)      8.84      (264)     13.33      (303)     17.48
                                  -------              -------              -------
Outstanding at year end             2,407       7.33     1,867       9.18     1,673      10.30
                                  =======              =======              =======

Options exercisable at year end       765                  842                  650
Options available for future grant    926                  238                  496

Weighted average fair value of
Options granted during the year:  $  2.23              $  3.77              $  4.75

      The following table summarizes information about stock options outstanding at December 31, 1999 (shares in thousands):

                                   Options Outstanding                        Options Exercisable
                       ---------------------------------------------    -------------------------------
                                       Wgtd. Avg.       Weighted                          Weighted
                          Number        Remaining       Average            Number          Average
                        Outstanding    Contractual      Exercise         Outstanding      Exercise
Range:                  At 12/31/99       Life           Price           At 12/31/99        Price
                       ---------------------------------------------    -------------------------------
$3.00 to 4.99                    275           3.27          $ 4.87               200           $ 4.87
5.00 to 9.99                   1,796           7.20            6.24               299             6.44
10.00 to 14.99                   218           6.53           10.52               172            10.59
15.00 to 19.99                     7           5.39           17.63                 7            17.63
20.00 to 24.50                   111           4.16           24.18                87            24.18
                       -------------                                    -------------
                               2,407                                              765
                       =============                                    =============

      (a) As of December 31, 1999, options for 804,101 shares and 121,856 shares of common stock were available for grant under the 1996 Plan and 1996 Director Plan, respectively (925,957 shares in the aggregate). The 1996 Plan and 1989 Plan also provide for the issuance of Stock Appreciation Rights (SARs) and Limited Stock Appreciation Rights (LSARs). As of December 31, 1999, no SARs or LSARs have been issued.

                             3D SYSTEMS CORPORATION
              Notes to Consolidated Financial Statements, Continued
                  Years ended December 31, 1999, 1998 and 1997

      (b) In December 1995, the Company's Board of Directors adopted a Shareholders Rights Plan (the "Plan"). Under the provisions of the Plan, the Company distributed to its stockholders, rights entitling the holders to purchase one-hundredth of a share of Series A Preferred Stock for each share of Common Stock then held at an exercise price of $75. Upon the occurrence of certain "triggering events," each right entitles its holder to purchase, at the rights then-current exercise price, a number of shares of common stock of the Company having a market value equal to twice the exercise price. A triggering event occurs ten days following the date a person or group (other than an "Exempt Person"), without the consent of the Company's Board of Directors, acquires 15% or more of the Company's common stock or upon the announcement of a tender offer or an exchange offer, the consummation of which would result in the ownership by a person or group of 15.1% or more of the Company's common stock. An Exempt Person includes Ciba Specialty Chemicals Holdings, Inc. (formerly Ciba-Geigy Limited) ("CSC Holdings"), which beneficially owned approximately 15.1% of the issued and outstanding common stock of the Company at December 31, 1999. The Plan permits CSC Holdings to increase its ownership position in the Company up to 28.7% of the issued and outstanding common stock of the Company without losing its status as an Exempt Person. The rights will expire on December 3, 2005.

      (c) On May 6, 1997, the Company announced that its Board of Directors had authorized the Company to buy up to 1.5 million of its shares in the open market and through private transactions. During 1997 and 1998 the Company purchased 25,000 and 200,000 of its own shares for approximately $165,000 and $1.4 million, respectively. Currently, it is not anticipated that the Company will acquire any additional shares under this program.

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

            During 1999, 57,367 shares were purchased under the Company's ESPP at a weighted average price of $4.47. At December 31, 1999 there were 504,946 shares available for future grants. The weighted average fair value of ESPP shares issued in 1999 was $2.15.

      (e) In November 1999, the exercise prices of selected stock options to purchase 147,000 shares were adjusted to reflect the then lower market value of the Company's common stock.

      (f) Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for the Plans under the fair value method of the Statement. The fair value of options issued under the Plans was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: no dividend yield; volatility factor of the expected market price of the Company's common stock of 0.59, 0.60, and 0.58 for 1999, 1998 and 1997, respectively; a forfeiture rate of zero, 0.05, and zero for 1999, 1998 and 1997, respectively; a weighted-average expected life of the options of 3.8, 3.9 and 3.9 for 1999, 1998 and 1997, respectively; and a risk-free interest rate of 5.50%, 5.95%, and 6.28% for 1999, 1998, and 1997, respectively. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma net income (loss), net income (loss) per common share and net income (loss) per common share assuming dilution would approximate the following (in thousands except per share amounts):

                             3D SYSTEMS CORPORATION
              Notes to Consolidated Financial Statements, Continued
                  Years ended December 31, 1999, 1998 and 1997

                                                          As Reported    Pro Forma
                                                          -----------    ---------
           Year Ended December 31, 1999:
           Net loss                                        $  (5,301)    $  (7,853)
           Basic net loss per share                             (.47)         (.69)
           Diluted net loss per share                           (.47)         (.69)

           Year Ended December 31, 1998:
           Net income (loss)                               $   2,132     $    (368)
           Basic net income (loss) per share                     .19          (.03)
           Diluted net income (loss) per share                   .18          (.03)

           Year Ended December 31, 1997:
           Net loss                                        $  (4,589)    $  (6,943)
           Basic net loss per share                             (.40)         (.61)
           Diluted net loss per share                           (.40)         (.61)

      The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to awards prior to 1995, and additional awards in future years are anticipated.

(13)  Computation of Earnings Per Share

      The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations for the years ended December 31, 1999, 1998 and 1997 (in thousands):

                                                        1999        1998       1997
                                                      --------    --------   --------
Numerator:

 Net income (loss) - numerator for basic net income
    (loss) per share and dilutive net income
    (loss) per share                                  $ (5,301)   $  2,132   $ (4,589)

Denominator:

 Denominator for basic net income (loss) per
    Share -weighted average shares                      11,376      11,348     11,398

 Effect of dilutive securities:
    Stock options and warrants                              --         246         --
                                                      --------    --------   --------

 Denominator for dilutive net income (loss) per
    Share                                               11,376      11,594     11,398
                                                      ========    ========   ========

      Common shares related to stock options and stock warrants that are antidilutive amounted to approximately 2,574,000, 1,437,000 and 1,873,000 for the years ended December 31, 1999, 1998, and 1997, respectively.

                             3D SYSTEMS CORPORATION
              Notes to Consolidated Financial Statements, Continued
                  Years ended December 31, 1999, 1998 and 1997

(14)  Related Party Transactions

      (a) The Company purchased materials from an indirect wholly-owned subsidiary of CSC Holdings, Inc. (a 15.1% beneficial stockholder of the Company) aggregating $10.1 million, $8.8 million and $8.8 million in 1999, 1998 and 1997, respectively. Sales to the subsidiary amounted to $542,000, $87,000 and $131,000 in 1999, 1998 and 1997, respectively. Net accounts payable of $1.1 million and $403,000 due to the subsidiary are included in the accompanying consolidated balance sheet at December 31, 1999 and 1998, respectively.

      (b) At December 31, 1999, the Company has remaining notes receivable totaling $240,000 from certain executive officers of the Company pursuant to the Executive Long-Term Stock Incentive Plan (which was adopted under the 1996 Stock Incentive Plan). The original loans of $420,000, of which $120,000 have been canceled (and shares returned and canceled) in 1999 and $60,000 have been repaid in 1998, were used to purchase an aggregate of 67,333 shares of the Company's common stock at the fair market value on the date of offer. These notes bear an interest rate of 6% per annum and mature in the year 2003. The plan calls for the loans to be forgiven, in part or whole, if certain profitability targets are met. The notes receivable are shown on the balance sheet as a reduction of stockholders' equity.

      (c) In 1999, the Company issued to the Chairman of the Board 150,000 options to purchase common stock of the Company. These options have an exercise price of $6.61 per share, which exceeded fair value at date of grant, vest six months from the date of grant, and expire ten years from the date of issue.

      (d) In September 1999, the Company entered into an agreement with Regent Pacific Management Corporation ("Regent Pacific"), to provide management services to the Company for a period of one year. Five principals of Regent Pacific are currently employees of the Company including its Chief Executive Officer and Chief Financial Officer. The agreement has a one-year term and can be extended by mutual agreement of the parties. The agreement requires that the Company cover Regent Pacific under its directors and officers' insurance coverage for certain liabilities arising out of the performance of services under the agreement. Under the terms of the agreement, Regent Pacific provides services to the Company at a fee of $50,000 per week.

            In connection with his services as an employee of the Company, the Company's Board granted to Mr. Gary J. Sbona, the President of Regent Pacific, options to purchase 350,000 shares of the Company's common stock, at an exercise price of $6.00 per share, which exceeds fair value at date of grant. These options will vest over a three-year period or sooner upon certain change in control transactions or upon the termination of Regent Pacific's management agreement.

(15)  Income Taxes

      The components of the Company's pretax income (loss) are as follows (in thousands):

                                     1999            1998           1997
                                   -------         -------        -------
      Domestic                     $(8,870)        $   552        $(5,693)
      Foreign                        1,329           2,635         (1,056)
                                   -------         -------        -------
         Total                     $(7,541)        $ 3,187        $(6,749)
                                   =======         =======        =======

                             3D SYSTEMS CORPORATION
              Notes to Consolidated Financial Statements, Continued
                  Years ended December 31, 1999, 1998 and 1997

      The components of the Company's net deferred tax assets at December 31 are as follows (in thousands):

                                                      1999         1998
                                                    --------     --------
      Deferred tax assets:
         Research tax credits                       $  3,148     $  2,968
         Alternative minimum tax credits                 340          340
         California manufacturer credit                  226          226
         Net operating loss carryforwards              6,061        4,556
         Inventory reserves                              295          152
         Accrued liabilities                           1,616        1,550
         Allowance for doubtful accounts                 360          182
         Patents and licenses                            834          818
         Other reserves                                  575           --
                                                    --------     --------
         Total deferred tax assets                    13,455       10,792
         Valuation allowance                          (1,603)      (1,163)
                                                    --------     --------
         Net deferred tax assets                      11,852        9,629
                                                    --------     --------
      Deferred tax liabilities:
         Deferred lease revenue                        1,263        1,606
         Software development                            327          309
         Property and equipment (excess book
              basis over tax basis)                      249          581
                                                    --------     --------
         Total deferred tax liabilities                1,839        2,496
                                                    --------     --------
      Net deferred tax assets                       $ 10,013     $  7,133
                                                    ========     ========

      The valuation allowance for deferred taxes relates primarily to foreign deferred tax assets and was increased by $440,000 during 1999 primarily due to the continuing loss position of the Company. Although realization is not assured, management believes it is more likely than not that the Company will realize the benefit of the net deferred tax assets. The amount of the net deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

                             3D SYSTEMS CORPORATION
              Notes to Consolidated Financial Statements, Continued
                  Years ended December 31, 1999, 1998 and 1997

      The components of income tax expense (benefit) for the years ended December 31, 1999, 1998 and 1997 are as follows (in thousands):

Current:                                           1999        1998       1997
                                                 -------     -------    -------
  U.S. federal                                   $    --     $     4    $   292
  State                                               52          71         30
  Foreign                                            589         822         61
                                                 -------     -------    -------
     Total current                                   641         897        383
                                                 -------     -------    -------
Deferred:
  U.S. federal                                    (2,470)          4     (2,121)
  State                                             (411)        154       (422)
                                                 -------     -------    -------
     Total deferred                               (2,881)        158     (2,543)
                                                 -------     -------    -------
     Total income tax expense (benefit)          $(2,240)    $ 1,055    $(2,160)
                                                 =======     =======    =======

      The overall effective tax rate differs from the statutory federal tax rate for the years ended December 31, 1999, 1998 and 1997 as follows:

                                                    % of Pretax Income (Loss)
                                                  ----------------------------
                                                   1999       1998       1997
                                                  ------     ------     ------
Tax provision based on the federal statutory rate  (34.0)%     34.0%     (34.0)%
State taxes, net of federal benefit                 (3.1)       4.7       (3.9)
Utilization of net operating losses                   --       (5.3)        --
Foreign net operating losses with no benefit         0.8         --        6.1
Research tax credits                                (2.4)      (7.1)        --
Foreign taxes                                        4.0        3.0        0.9
Change in valuation reserve                          4.2        2.1         --
Foreign sales corporation benefit                     --         --       (1.4)
Other                                                0.8        1.7        0.3
                                                  ------     ------     ------
                                                   (29.7)%     33.1%     (32.0)%
                                                  ======     ======     ======

      As of December 31, 1999, the Company has net operating loss carryforwards for United States federal and foreign income tax purposes of approximately $15.7 million and $2.0 million, respectively. The United States federal net operating loss carryforwards begin to expire in 2019, and the foreign net operating loss carryforwards expire through 2003, except for certain operating losses which do not expire. Ultimate utilization of these loss carryforwards is dependent on future taxable earnings of the Company.

                             3D SYSTEMS CORPORATION
              Notes to Consolidated Financial Statements, Continued
                  Years ended December 31, 1999, 1998 and 1997

      The Company has research and experimentation tax credit carryforwards for United States federal and state income tax purposes of $2.3 million and $850,000, respectively, which are available through 2010. In addition, the Company has alternative minimum tax credit carryforwards for United States federal and state income tax purposes at December 31, 1999 of $310,000 and $29,000, respectively.

(16)  Employee Benefit Plan

      In 1989, 3D California adopted a defined contribution 401(k) plan (the "Plan") for its employees. Employees must be at least 21 years of age and must have at least six consecutive months of service with the Company to be eligible for the Plan. Participants may contribute between 1% and 15% of their compensation to the Plan. The Company may make discretionary profit sharing contributions or discretionary matching contributions. Matching contributions are limited to 50% of the employee contribution up to a maximum of 3-1/2% of the employee's compensation. Participants are fully and immediately vested in employee contributions. Company profit sharing contributions vest over a four-year period. Company matching contributions vest immediately. Because the Company incurred a loss in 1997, the Company did not make a profit sharing contribution for the year. For the year ended December 31, 1998, the Company accrued profit sharing contributions of $150,000 related to 3D California's profit sharing plan. During 1999, the Company contributed $376,000 to match employee contributions.

      The Company's European subsidiaries have adopted employee benefit plans pursuant to the rules and regulations of their country of origin. As of December 31, 1999 and 1998, the Company had accrued $548,000 and $535,000, primarily related to contributions payable to these plans.

(17)  Geographic Segment Information

      All of the Company's assets are devoted to the manufacture and sale of Company systems, together with related supplies and services. The Company attributes revenues to geographic areas based on shipment in the country of origination.

      Summarized data for the Company's operations is as follows (in thousands):

                                           USA       Europe      Asia     Eliminations   Total
-----------------------------------------------------------------------------------------------
For the year ended December 31, 1999:
Sales to unaffiliated customers          $50,935     40,283      5,731            --    $96,949
Inter-area sales                         $21,577      3,057         --       (24,634)        --
Income (loss) from operations            $(8,203)     1,356         --          (705)   $(7,552)
Long-lived assets at December 31, 1999   $21,943      4,730        211           198    $27,082

For the year ended December 31, 1998:
Sales to unaffiliated customers          $54,842     34,202      9,073            --    $98,117
Inter-area sales                         $13,693      1,164         --       (14,857)        --
Income (loss) from operations            $  (429)     2,741         --           393    $ 2,705
Long-lived assets at December 31, 1998   $20,762      2,528        180            --    $23,470

For the year ended December 31, 1997:
Sales to unaffiliated customers          $52,830     28,817      8,610            --    $90,257
Inter-area sales                         $17,671        887         --       (18,558)        --
Income (loss) from operations            $(6,481)      (874)        --          (240)   $(7,595)
Long-lived assets at December 31, 1997   $21,266      3,117        183            --    $24,566

      Inter-area sales to the Company's foreign subsidiaries are recorded at amounts consistent with prices charged to distributors, which are above cost.

                             3D SYSTEMS CORPORATION
              Notes to Consolidated Financial Statements, Continued
                  Years ended December 31, 1999, 1998 and 1997

(18)  Commitments and Contingencies

      (a) The Company leases its facilities under noncancelable operating leases expiring through December 2002. The leases are generally on a net-rent basis, whereby the Company pays taxes, maintenance and insurance. Leases that expire are expected to be renewed or replaced by leases on other properties. Rental expense for the years ended December 31, 1999, 1998 and 1997 aggregated $1.8 million, $2.4 million and $2.6 million, respectively.

            Minimum annual rental commitments under the leases at December 31, 1999 are as follows (in thousands):

                  Year ending December 31:

                       2000            $  1,970
                       2001               1,762
                       2002               1,591
                       2003               1,395
                       2004                 654
                       Later years          417
                                       --------
                                       $  7,789
                                       ========

            These minimum annual rental commitments exclude future rent escalations, which may be between three and six percent annually.

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

            As part of the Photopolymer Research Agreement, the parties have agreed that if a change in control of the Company or 3D California should occur, then at the option of CSC, 3D California will be required to pay CSC an amount equal to CSC's "deferred research and development costs," up to $10 million. A "change in control" is defined to have occurred only if a person, or group of related persons, becomes the beneficial owner of in excess of 31.4% of the Company's outstanding voting securities (such percentage to be ratably increased in the event of any sale by a CSC affiliate of any of its shares of the Company's common stock), unless approved by CSC, or its indirect nominees to the Board of Directors of the Company. "Deferred Research and Development Costs" means all costs incurred by CSC during the five full fiscal years immediately preceding the occurrence of a change in control, multiplied by two. The existence of this provision may deter potential acquirers from seeking to acquire the Company, or a significant interest in the equity securities of the Company.

            In connection with the Photopolymer Research Agreement, 3D California entered into a Photopolymer Distribution Agreement with a subsidiary of CSC, dated as of July 1, 1990, pursuant to which 3D California is the exclusive worldwide distributor (except Japan) of photopolymers manufactured by CSC. At the request of 3D California, an affiliate of CSC currently sells such photopolymers in Japan to 3D California's Japanese distributor. Subject to certain conditions, so long as CSC provides adequate supplies, 3D California is required to fill all of its requirements for its photopolymers through purchases from CSC. In order to maintain its exclusive distribution rights, 3D California must meet certain quotas based on the dollar value of products purchased from CSC on an annual basis as set forth in the agreement. 3D California had in the past failed to meet quotas established under the agreement and, in May 1995, 3D California and CSC mutually agreed to reduce the quotas. Subject to certain conditions, the agreement will remain in effect unless terminated by either party upon six months advance notice.

            On December 14, 1999, CSC announced it would sell its Performance Polymer Division, the division with which we primarily do business, to Morgan Grenfell Private Equity ("MGPE"). On February 7, 2000, CSC advised the Company that the operations of the division will be run by the present management in a newly created Swiss company headquartered in Basel, Switzerland and that CSC will assign to the new company its rights and obligations under all contracts related to the Performance Polymers Division.

      (c) On January 13, 1997, 3D California filed a complaint in the United States District Court, Central District of California, against Aarotech Laboratories, Inc. ("Aarotech"), Aaroflex, Inc. ("Aaroflex") and Albert C. Young ("Young"). Aaroflex is the parent corporation of Aarotech. Young is the Chairman of the Board and Chief Executive Officer of both Aarotech and Aaroflex. The complaint alleges that stereolithography equipment manufactured by Aaroflex infringes six of 3D California's patents. 3D California seeks damages and injunctive relief from the defendants. The defendants have threatened to sue 3D California for trade libel. To date, the defendants have not filed such a suit.

            The defendants filed a motion to dismiss the complaint or transfer the case to their home district in Virginia. The Court granted this motion to dismiss on the agenda of lack of personal jurisdiction. The Federal Circuit Court of Appeals has reversed this district court's decision insofar as it relates to Aaroflex and the action against Aaroflex is proceeding in the District Court. Motions for summary judgment by Aaroflex on multiple counts in the Company's complaint and on Aaroflex's counterclaims have been dismissed and the case is in discovery.

      (d) 3D Systems, Inc. v. Teijin Seiki Co. Ltd. On March 21, 1997, the Company filed a patent infringement action in District Court in Osaka, Japan under one of its Japanese patents, alleging infringement, and seeking damages and injunctive relief from the defendant. The action is in the early stages of prosecution. As described below, Teijin Seiki has filed an invalidation action against one of the Company's patents and an unfavorable decision in that action has been appealed by the Company.

      (e) Centuri Corp., dba Estes Indus., Cox Acquisition Corp., dba Cox v. 3D Systems Corp., Rogers Tool & Die (the "Centuri Litigation"). In January 1997, 3D California entered into two contracts with Centuri Corp., dba Estes Indus., Cox Acquisition Corp., dba Cox ("Centuri") under which 3D California was to create certain tooling for Centuri. On September 16, 1997, Centuri initiated a lawsuit against 3D California for Breach of Oral Contract, Fraud, Negligent Misrepresentation, Conversion, Money Had and Received, and an Accounting. At a settlement hearing on July 1, 1999 the parties agreed to settle the case pursuant to an agreement which provides for the confidentiality of the settlement terms. No liability of any party was admitted.

      (e) Patent Opposition and Invalidation Proceedings. The Company has received eight patents in Japan. One of these patents had an opposition submitted against the allowed patent, but the opposition was dismissed and the patent has been maintained as originally issued. Furthermore, one of the eight patents has had three invalidation trials filed against it. These invalidation trials were decided against the Company. The Company has responded by appealing the decision in the third trial. Based on this opposition and the Company's response, the trial may result in maintaining the patent with present or modified protection, or may result in revocation of the patent.

      (f) The Company is engaged in certain additional legal actions arising in the ordinary course of business. On the advice of legal counsel, the Company believes it has adequate legal defenses and that the ultimate outcome of these actions will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

                             3D SYSTEMS CORPORATION
              Notes to Consolidated Financial Statements, Continued
                  Years ended December 31, 1999, 1998 and 1997

(19)  Other Operating Expenses

      Other operating expenses for the year ended December 31, 1999 are comprised of the following non-recurring charges (in thousands):

                                   Provision      Costs        Accrual as of
                                   Recorded     Incurred     December 31, 1999
                                   --------     --------     -----------------
     Litigation and settlement
       costs                        $  407       $  407            $   --
     Employee related costs          1,769          466             1,303
     Other costs                     1,208          993               215
                                    ------       ------            ------
     Total                          $3,384       $1,866            $1,518
                                    ======       ======            ======

      The litigation and settlement costs of $407,000 relate to a complaint filed against the Company by Centuri Corp., (see Note 18(e)).

      During May 1999, the Company completed a review of its operations to identify opportunities to improve operating effectiveness. As a result of this review, management initiated certain actions, including realigning various management positions and domestic and foreign operations. With the concurrence of the Board of Directors, the Company recorded a pretax charge to operations of $1.8 million. The employee related costs reflect the costs associated with the realignment of several management positions totaling $573,000. Other costs include $650,000 related to the writeoff of noncurrent assets, $281,000 of legal structure exit costs, and $277,000 of estimated net losses on sublease or lease cancellation penalties. Management's plans specifically identified five facilities to be closed, including one operations facility and four sales operations worldwide. The Company expects to complete implementation of the plan by the end of 2000.

      In September 1999, the Company recorded an additional $1.2 million of non-recurring expense associated with the realignment of another management position. The costs are reflected in the Employee Related Costs noted above. Payments to the former executive will be made over a five-year period ending in 2004 as the result of an underlying employment agreement.

(20)  Subsequent Events (unaudited)

      In February 2000, 9,619 shares of common stock owned by a former officer of the Company were returned to and canceled by the Company. The Company forgave the Promissory Note in the amount of $60,000 that had been used by the former officer to purchase those shares of stock.

                             3D SYSTEMS CORPORATION
              Notes to Consolidated Financial Statements, Continued
                  Years ended December 31, 1999, 1998 and 1997

(21)  Selected Quarterly Financial Data (unaudited)
      (in thousands except per share information)

                                                                        Quarter Ended
                                  ----------------------------------------------------------------------------------------
                                  Dec. 31,    Oct. 1,    July 2,      Apr. 2,    Dec. 31,   Sept. 25,  June 26,   Mar. 27,
                                    1999       1999      1999 (1)      1999        1998       1998       1998       1998
                                  --------   --------    --------    --------    --------   --------   --------   --------
Total sales                       $ 28,905   $ 23,898    $ 21,462    $ 22,684    $ 27,266   $ 23,342   $ 24,673   $ 22,836
Gross profit                        12,886     10,108       7,848       9,194      12,355     10,082     10,751      9,389
Total operating expenses            10,002     11,579      13,334      12,673      11,369      9,506     10,048      8,950
Income (loss) from operations        2,884     (1,471)     (5,486)     (3,479)        987        576        703        439
Income tax  expense (benefit)          760       (394)     (1,533)     (1,073)        357        224        283        191
Net income (loss)                    1,941     (1,013)     (3,949)     (2,280)        775        477        526        354
Basic income(loss) per share           .17       (.09)       (.35)       (.20)        .07        .04        .05        .03
Diluted income (loss) per share        .17       (.09)       (.35)       (.20)        .07        .04        .04        .03

      (1) Information previously reported in the Company's 10-Q filings has been restated.

      Per share amounts for each of the quarterly periods presented do not necessarily add up to the total presented for the year because each amount is independently calculated.

      The Company presents its quarterly results on a 13 week basis ending the last Friday of each quarter and reports its annual financial information through the calendar year ended December 31.

REPORT OF INDEPENDENT ACCOUNTANTS ON
FINANCIAL STATEMENT SCHEDULE


To the Stockholders and Board of Directors
3D Systems Corporation

Our report on the consolidated financial statements of 3D Systems Corporation and Subsidiaries is included on page F-2 of this Form 10-K. In connection with our audits of such financial statements, we have audited the related financial statement schedule as of December 31, 1999, 1998 and 1997 and for each of the three years in the period ended December 31, 1999, as listed on the index on page F-1 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


PricewaterhouseCoopers LLP

Woodland Hills, California
February 14, 2000

SCHEDULE II

                             3D SYSTEMS CORPORATION
                        Valuation and Qualifying Accounts
                  Years ended December 31, 1999, 1998 and 1997
                                 (in thousands)

                                                       Balance at     Additions                     Balance at
                                                       beginning     charged to                       end of
  Year Ended                    Item                    of year       expenses      Deductions         year
--------------    --------------------------------   ------------   ------------   ------------    ------------
1999              Inventory obsolescence reserve     $        620   $      3,099   $       (826)   $      2,893
                                                     ============   ============   ============    ============
1998              Inventory obsolescence reserve     $        549   $      2,197   $     (2,126)   $        620
                                                     ============   ============   ============    ============
1997              Inventory obsolescence reserve     $        251   $        981   $       (683)   $        549
                                                     ============   ============   ============    ============

1999              Allowance for doubtful accounts    $        944   $      2,596   $       (628)   $      2,912
                                                     ============   ============   ============    ============
1998              Allowance for doubtful accounts    $        441   $      1,450   $       (947)   $        944
                                                     ============   ============   ============    ============
1997              Allowance for doubtful accounts    $        406   $        351   $       (316)   $        441
                                                     ============   ============   ============    ============

1999              Deferred tax valuation allowance   $      1,163   $        440   $         --    $      1,603
                                                     ============   ============   ============    ============
1998              Deferred tax valuation allowance   $      2,114   $         --   $       (951)   $      1,163
                                                     ============   ============   ============    ============
1997              Deferred tax valuation allowance   $      1,763   $        351   $         --    $      2,114
                                                     ============   ============   ============    ============

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        3D SYSTEMS CORPORATION


                        By: /s/ H. Michael Hogan III
                            ---------------------------------
                        H. Michael Hogan III
                        Vice President and Chief Financial Officer
                        (Principal Financial Officer and Principal
                        Accounting Officer)

                        Date:


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature                       Date                   Title
/s/ Brian K. Service            March 30, 2000         President and Chief Executive Officer
----------------------------    --------------         (Principal Executive Officer)


/s/ H. Michael Hogan III        March 30, 2000         Vice President, Chief Financial Officer
----------------------------    --------------         (Principal Financial Officer and
                                                       Principal Accounting Officer)


/s/ Charles W. Hull             March 30, 2000         Chief Technology Officer and Director
----------------------------    --------------


/s/ G. Walter Loewenbaum II     March 30, 2000         Chairman of the Board of Directors
----------------------------    --------------


/s/ Gary J. Sbona               March 30, 2000         Director
----------------------------    --------------


/s/ Miriam V. Gold              March 30, 2000         Director
----------------------------    --------------


/s/ Jim D. Kever                March 30, 2000         Director
----------------------------    --------------


/s/ Kevin S. Moore              March 30, 2000         Director
----------------------------    --------------