Form 10-Q
period 2000-03-31
3 D SYSTEMS CORP
filed 2000-05-12
CIK 910638

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 0-22250



                             3D SYSTEMS CORPORATION
             (Exact Name of Registrant as Specified in its Charter)


                  DELAWARE                                    95-4431352
         -------------------------------                   -------------------
         (State or other jurisdiction of                   (I.R.S. Employer
         Incorporation or Organization)                    Identification No.)


                  26081 AVENUE HALL, VALENCIA, CALIFORNIA   91355
               -----------------------------------------------------
               (Address of Principal Executive Offices)   (Zip Code)


                                 (661) 295-5600
               -----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.


                              Yes    X      No
                                  ------       ------

         Shares of Common Stock, par value $0.001, outstanding as of May 5, 2000: 11,898,755

                             3D SYSTEMS CORPORATION


                                TABLE OF CONTENTS

                                                                                                   Page Number
                                                                                                   -----------
         PART I.FINANCIAL INFORMATION

                ITEM 1.      Financial Statements

                      Consolidated Balance Sheets as of
                      March 31, 2000 and December 31, 1999              ......................................3

                      Consolidated Statements of Operations
                      For the Three Month Periods Ended
                      March 31, 2000 and April 2, 1999                  ..................................... 4

                      Consolidated Statements of Cash Flows
                      For the Three Month Periods Ended
                      March 31, 2000 and April 2, 1999                  ..................................... 5

                      Consolidated Statements of Comprehensive Income
                      For the Three Month Periods Ended
                      March 31, 2000 and April 2, 1999                  ......................................6

                      Notes to Consolidated Financial Statements        ..................................... 7

                ITEM 2.      Management's Discussion and Analysis of Financial
                             Condition and Results of Operations        ......................................10

                ITEM 3.      Quantitative and Qualitative Disclosures
                             About Market Risk                          ......................................15

         PART II.     OTHER INFORMATION

                ITEM 6.      Exhibits and Reports on Form 8-K           ......................................16

                             3D SYSTEMS CORPORATION
                          Consolidated Balance Sheets
                   As of March 31, 2000 and December 31, 1999
                                  (Unaudited)
                                 (in thousands)

ASSETS                                                    March 31, 2000         December 31, 1999
                                                         ------------------      ------------------
Current assets:
  Cash and cash equivalents                                  $ 11,308              $ 12,553
  Accounts receivable, less allowances for
   doubtful accounts of $2,841 (2000) and  $2,912 (1999)       26,116                26,772
  Current portion of lease receivables                            944                   607
  Inventories                                                  11,804                 8,786
  Deferred tax assets                                           2,355                 2,355
  Prepaid expenses and other current assets                     1,866                 2,028
                                                          ------------------      ------------------
       Total current assets                                  $ 54,393              $ 53,101

Property and equipment, net                                    15,270                16,245
Licenses and patent costs, net                                  9,010                 9,135
Deferred tax assets                                             7,381                 7,658
Lease receivables, less current portion                         2,606                 2,436
Other assets                                                    2,344                 2,083
                                                          ------------------      ------------------
                                                             $ 91,004              $ 90,658
                                                          ==================      ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                           $  5,847              $  5,838
  Accrued liabilities                                           7,964                 8,741
  Current portion of long-term debt                               115                   110
  Customer deposits                                               420                   345
  Deferred revenues                                             8,039                 6,848
                                                          ------------------      ------------------
       Total current liabilities                               22,385                21,882

Other liabilities                                               3,693                 4,673
Long-term debt, less current portion                            4,435                 4,495
                                                          ------------------      ------------------
                                                               30,513                31,050
                                                          ------------------      ------------------

Stockholders' equity:
  Preferred stock, $.001 par value.  Authorized 5,000
    shares; none issued                                             -                     -
  Common stock, $.001 par value.  Authorized 25,000
    shares; issued 11,899 and outstanding 11,674 (2000)
      and issued 11,658 and outstanding 11,433 (1999)              12                    12
  Capital in excess of par value                               76,286                75,064
  Notes receivable from officers                                 (240)                 (240)
  Accumulated deficit                                         (10,986)              (12,066)
  Accumulated other comprehensive loss                         (3,041)               (1,622)
  Treasury stock, at cost, 225 shares (2000 and 1999)          (1,540)               (1,540)
                                                          ------------------      ------------------
        Total stockholders' equity                             60,491                59,608
                                                          ------------------      ------------------
                                                             $ 91,004              $ 90,658
                                                          ==================      ==================

See accompanying notes to consolidated financial statements.

                             3D SYSTEMS CORPORATION
                     Consolidated Statements of Operations
           Three Month Periods Ended March 31, 2000 and April 2, 1999
                                  (Unaudited)
                                 (in thousands)

                                               For the Three Month Periods Ended
                                             --------------------------------------
                                                March 31, 2000   April 2, 1999
                                             ------------------  ------------------
Sales:
  Products                                          $ 15,672      $ 15,278
  Services                                             7,340         7,406
                                             ------------------  ------------------
     Total sales                                      23,012        22,684
                                             ------------------  ------------------

Cost of sales:
  Products                                             6,951         8,535
  Services                                             5,263         4,955
                                             ------------------  ------------------
     Total cost of sales                              12,214        13,490
                                             ------------------  ------------------

Gross profit                                          10,798         9,194
Operating expenses:
  Selling, general and administrative                  7,333        10,230
  Research and development                             1,871         2,443
                                             ------------------  ------------------
     Total operating expenses                          9,204        12,673
                                             ------------------  ------------------
Income (loss) from operations                          1,594        (3,479)

Interest income                                          132           177
Interest and other expense                               (90)          (51)
                                             ------------------  ------------------
Income (loss) before provision for income taxes        1,636        (3,353)

Provision for income taxes (benefit)                     556        (1,073)
                                             ------------------  ------------------
Net income (loss)                                   $  1,080      $ (2,280)
                                             ==================  ==================

Shares used to calculate basic net income
   (loss) per share                                   11,551        11,390
                                             ==================  ==================
Basic net income (loss) per share                   $   0.09      $  (0.20)
                                             ==================  ==================

Shares used to calculate diluted net income
   (loss) per share                                   12,340        11,390
                                             ==================  ==================

Diluted net income (loss) per share                 $   0.09      $  (0.20)
                                             ==================  ==================

See accompanying notes to consolidated financial statements.

                             3D SYSTEMS CORPORATION
                     Consolidated Statements of Cash Flows
           Three Month Periods Ended March 31, 2000 and April 2, 1999
                                  (Unaudited)
                                 (in thousands)

                                                                                   2000                 1999
                                                                             -----------------    ----------------
OPERATING ACTIVITIES:
  Net income (loss)                                                             $  1,080             $ (2,280)
  Adjustments to reconcile net income (loss) to net cash
   used for operating activities:
      Deferred income taxes                                                          277                  ---
      Depreciation and amortization                                                1,757                1,338
      Provision for accounts receivable                                              (26)                 281
      Increase (decrease) in cash resulting from changes in:
         Accounts receivable                                                          80               (1,720)
         Lease receivables                                                          (507)                 525
         Inventories                                                              (3,536)              (1,257)
         Prepaid expenses and other current assets                                   162                 (722)
         Other assets                                                               (406)              (1,357)
         Accounts payable                                                             83                  340
         Accrued liabilities                                                        (777)              (1,379)
         Customer deposits                                                            75                  354
         Deferred revenues                                                         1,191                 (383)
         Other liabilities                                                          (980)                 495
                                                                             -----------------    ----------------
            Net cash used for operating activities                                (1,527)              (5,765)

INVESTING ACTIVITIES:
  Purchase of property and equipment                                              (1,128)              (1,426)
  Disposition of property and equipment                                              734                  849
  License and patent costs                                                          (118)                 (88)
  Proceeds from short-term investments                                               ---                 (498)
                                                                             -----------------    ----------------
            Net cash used for investing activities                                  (512)              (1,163)

FINANCING ACTIVITIES:
  Exercise of stock options                                                        1,222                   83
  Repayments of note payable                                                         (55)                 (50)
                                                                             -----------------    ----------------
            Net cash provided by financing activities                              1,167                   33

  Effect of exchange rate changes on cash                                           (373)                 559
                                                                             -----------------    ----------------
Net decrease in cash and cash equivalents                                         (1,245)              (6,336)
Cash and cash equivalents at the beginning of the period                          12,553               15,912
                                                                             -----------------    ----------------
Cash and cash equivalents at the end of the period                              $ 11,308             $  9,576
                                                                             =================    ================

See accompanying notes to consolidated financial statements.

                          3D SYSTEMS CORPORATION
               Consolidated Statements of Comprehensive Income
          Three Month Periods Ended March 31, 2000 and April 2, 1999
                              (Unaudited)
                             (in thousands)

                                                                                  2000                  1999
                                                                             -----------------    ----------------
Net income (loss)                                                               $ 1,080              $ (2,280)
Foreign currency translation                                                     (1,419)               (1,228)
                                                                             -----------------    ----------------
      Comprehensive loss                                                        $  (339)             $ (3,508)
                                                                             =================    ================

         See accompanying notes to consolidated financial statements.

                             3D SYSTEMS CORPORATION
                   Notes to Consolidated Financial Statements
                      March 31, 2000 and December 31, 1999
                                   (Unaudited)


(1)  Basis of  Presentation

     The accompanying unaudited consolidated financial statements of 3D Systems Corporation and subsidiaries (the "Company") are prepared in accordance with instructions to Form 10-Q and, in the opinion of management, include all material adjustments (consisting only of normal recurring accruals) which are necessary for the fair presentation of results for the interim periods. The Company reports its interim financial information on a 13-week basis ending the last Friday of each quarter, and reports its annual financial information through the calendar year ended December 31. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The results of the three month period ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

(2)  Significant Accounting Policies

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101), which provides additional guidance in applying generally accepted accounting principles to revenue recognition in the financial statements. We have evaluated the provisions of SAB 101 and believe its impact on our revenue recognition policy is immaterial.

(3) Inventories (in thousands):

                                                 March 31, 2000              December 31, 1999
                                                -----------------            -----------------
        Raw materials                           $           1,256            $           1,633
        Work in progress                                      650                          778
        Finished goods                                      9,898                        6,375
                                                -----------------            -----------------
                                                $          11,804            $           8,786
                                                =================            =================

(4) Property and Equipment (in thousands):

                                                 March 31, 2000              December 31, 1999
                                                -----------------            -----------------
        Land and building                       $           4,637            $           4,637
        Machinery and equipment                            19,431                       20,420
        Office furniture and equipment                      3,135                        3,083
        Leasehold improvements                              2,822                        2,836
        Rental equipment                                      984                        1,014
        Construction in progress                               99                           97
                                                -----------------            -----------------
                                                           31,108                       32,087

        Less accumulated depreciation                     (15,838)                     (15,842)
                                                -----------------            -----------------
                                                $          15,270            $          16,245
                                                =================            =================

                             3D SYSTEMS CORPORATION
                   Notes to Consolidated Financial Statements
                      March 31, 2000 and December 31, 1999
                                   (Unaudited)
(5)  Interest income and interest and other expense

     This primarily consists of interest income, interest expense and other expenses related to investment and leasing activities.

(6)  Employee Stock Purchase Plan

     In May 1998, the Company established the 1998 Employee Stock Purchase Plan to provide eligible employees the opportunity to acquire limited amounts of the Company's common stock. Under the plan, participants will receive options to purchase shares, which are exercisable no later than one year from the date of grant. The exercise price of each option will be the lesser of (I) 85% of the fair market value of the shares on the date the option is granted or (II) 85% of the fair market value of shares on the last day of the period during which the option is outstanding. An aggregate of 600,000 shares of common stock have been reserved for issuance under the plan. As of March 31, 2000, 101,237 shares have been purchased through this plan.

(7)  Computation of Earnings Per Share

     In accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share", basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Dilutive net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued. Potential common shares related to stock options and stock warrants are excluded from the computation when their effect is antidilutive.

     The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations for the three month periods ended March 31, 2000 and April 2, 1999 (in thousands):

                                                                                  2000                         1999
                                                                            -----------------            -----------------
         Numerator:
         Net income (loss): numerator for basic net income (loss)
          per share and dilutive net income (loss) per share                $           1,080            $         (2,280)
                                                                            =================            =================

         Denominator:
         Denominator for basic net income (loss) per
          share-weighted average shares                                                11,551                      11,390

         Effect of dilutive securities:
          Stock options and warrants                                                      789                         ---
                                                                            -----------------            -----------------

         Denominator for dilutive net income (loss) per share                          12,340                      11,390
                                                                            =================            =================

Common shares related to stock options and stock warrants that are antidilutive amounted to 337,550 shares and 1,974,765 shares for the three months ended March 31, 2000 and April 2, 1999, respectively.

                             3D SYSTEMS CORPORATION
                   Notes to Consolidated Financial Statements
                      March 31, 2000 and December 31, 1999
                                   (Unaudited)


(7)  Geographic Segment Information

     All of the Company's assets are devoted to the manufacture and sale of Company systems, together with related supplies and services. The Company attributes revenues to geographic areas based on shipment in the country of origination.

     Summarized data for the Company's operations are as follows:

                                                 USA          Europe       Asia      Elimination      Total
                                            ------------- ------------- ---------- --------------- ----------
                                                                     (in thousands)
     For the period ended March 31, 2000:
         Sales to unaffiliated customers       $11,506        9,270        2,236         ---         $23,012
         Inter-area sales                       $3,278         999          ---        (4,277)         ---
         Income (loss) from operations           $889          705          ---          ---         $1,594

     For the period ended April 2, 1999:
         Sales to unaffiliated customers       $12,249        9,537         898          ---         $22,684
         Inter-area sales                      $ 4,624          858         ---       (5,482)          ---
         Income (loss) from operations         $(4,557)       1,386         ---         (308)       $(3,479)

     Inter-area sales to the Company's foreign subsidiaries are recorded at amounts consistent with prices charged to distributors, which are above cost.

                             3D SYSTEMS CORPORATION

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto, Management's Discussion and Analysis of Results of Operations and Financial Condition, and Cautionary Statements and Risk Factors for the year ended December 31, 1999 contained in the Company's 1999 Form 10-K.

     Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's future results could differ materially from those discussed herein. Factors that could cause or contribute to these differences include, but are not limited to: the ability of the Company to contain costs, increase recurring revenue, maintain gross revenues at a level necessary to maintain gross profit margins, the availability and acceptance of products, the impact of competitive products and pricing, dependence on key personnel and suppliers, industry-wide domestic and international economic conditions and other risks detailed in the Company's SEC report on Form 10-K for the year ended December 31, 1999 under the section entitled "Cautionary Statements and Risk Factors."

     OVERVIEW

     We develop, manufacture and market worldwide solid imaging systems designed to rapidly produce physical objects from the digital output of solid or surface data from computer aided design and manufacturing ("CAD/CAM") and related computer systems. Our systems include SLA-Registered Trademark- stereolithography apparatus equipment and ThermoJet-TM- solid object printers.

     SLA industrial systems use our proprietary stereolithography ("SL") technology, a solid imaging process which uses a laser beam to expose and solidify successive layers of photosensitive epoxy resin until the desired object is formed to precise specifications in epoxy or acrylic resin. SL-produced parts can be used for concept models, engineering prototypes, patterns and masters for molds, consumable tooling, and short-run manufacturing of final product, among other applications. ThermoJet solid object printers employ hot melt ink jet technology to build models in successive layers using our proprietary thermoplastic material. These printers, about the size of an office copier, are designed for operation in engineering and design office environments. The ThermoJet solid object printer output can be used as patterns and molds, and when combined with other secondary processes, can produce parts with representative end-use properties.

     We have sold 1,624 systems since 1988. Our customers include major corporations in a broad range of industries including manufacturers of automotive, aerospace, computer, electronic, consumer, and medical products. Our revenues are generated by product and service sales. Product sales are comprised of sales of systems and related equipment, materials, software and other component parts, as well as rentals of systems. Service sales include revenues from a variety of on-site maintenance services, customer training, services provided by our Technology Centers and licensing of 3D Keltool-Registered Trademark- process and support services.

     During the quarter ended March 31, 2000, we continued to show improvement as a result of the new operating plan which was put in place in the fourth quarter of 1999. The major components of this plan include margin improvements, operating expense savings, workforce reductions, more focused research and development activities and increased emphasis on recurring revenues. We began to realize benefits from the new operating plan in the fourth quarter of 1999 and we continued to realize benefits from this operating plan in the first quarter of 2000.

                             3D SYSTEMS CORPORATION


     RESULTS OF OPERATIONS

     The following table sets forth the percentage relationship of certain items from the Company's Statement of Operations and Total Revenues:

                                                   Percentage of Total Revenues
                                                    Three Month Periods Ended
                                                  ------------------------------
                                                  March 31, 2000  April 2, 1999
                                                  --------------  -------------
Sales:
  Products                                                 68.1%       67.4%
  Services                                                 31.9%       32.6%
                                                  --------------  -------------
    Total sales                                           100.0%      100.0%
                                                  --------------  -------------

Cost of sales:
  Products                                                 30.2%       37.6%
  Services                                                 22.9%       21.9%
                                                  --------------  -------------
    Total cost of sales                                    53.1%       59.5%
                                                  --------------  -------------

Total gross profit                                         46.9%       40.5%
Gross profit - products                                    55.6%       44.1%
Gross profit - services                                    28.3%       33.1%
Selling, general and administrative expenses               31.9%       45.1%
Research and development expenses                           8.1%       10.8%
Income (loss) from operations                               6.9%      (15.3)%
Interest income and interest and other expense, net         0.2%        0.6%
Provision for (benefit from) income taxes                   2.4%       (4.7)%
Net income (loss)                                           4.7%      (10.1)%

                             3D SYSTEMS CORPORATION
          Management's Discussion and Analysis of Financial Condition
                     and Results of Operations (Continued)


     The following table sets forth, for the periods indicated, total revenues attributable to each of the Company's major products and services groups, and those revenues as a percentage of total sales:

                                           Three Month Periods Ended
                                        March 31, 2000     April 2, 1999
                                        --------------     -------------
                                                (in thousands,
                                            except for percentages)
      Products:
        Systems and related equipment   $        9,258    $       10,830
        Materials                                5,744             3,920
        Other                                      670               528
                                        --------------     -------------
          Total products                        15,672            15,278
                                        --------------     -------------

      Services:
        Maintenance                              6,528             6,488
        Other                                      812               918
                                        --------------     -------------
          Total services                         7,340             7,406
                                        --------------     -------------
        Total sales                     $       23,012     $      22,684
                                        ==============     =============

      Products:
        Systems and related equipment            40.2%             47.7%
        Materials                                25.0%             17.3%
        Other                                     2.9%              2.4%
                                        --------------     -------------
          Total products                         68.1%             67.4%
                                        --------------     -------------

      Services:
        Maintenance                              28.4%             28.6%
        Other                                     3.5%              4.0%
                                        --------------     -------------
          Total services                         31.9%             32.6%
                                        --------------     -------------
        Total sales                             100.0%            100.0%
                                        ==============     =============

                             3D SYSTEMS CORPORATION
           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations (Continued)

     THREE MONTH PERIOD ENDED MARCH 31, 2000 COMPARED TO THE THREE MONTH PERIOD ENDED APRIL 2, 1999.

     SALES. Sales during the three month period ended March 31, 2000, (the "first quarter of 2000") were $23.0 million, a 1.4% increase from the $22.7 million recorded during the three month period ended April 2, 1999 (the "first quarter of 1999").

     Product sales of $15.7 million were recorded for the first quarter of 2000, an increase of approximately 2.6% compared to $15.3 million for the first quarter of 1999. The increase in the dollar value of product sales is due primarily to the growth in material revenues of 46.5%. The increase in material revenue is due primarily to the increase in the installed base of machines and a stronger emphasis on recurring revenue related to the sale of materials derived from post-installation sales. We expect recurring revenue to continue to increase as a percent of total revenue as our installed machine base increases. This is a forward-looking statement and, as with other such statements, is subject to uncertainties. For example, the introduction of competitive materials may negatively impact the growth rate of recurring revenue.

     System sales decreased $1.6 million or 14.5% from the prior year. The decrease in machine sales results from several SLA industrial systems that did not ship prior to the quarter end and fewer than expected sales of our lower end SLA machines. System sales fluctuate from quarter to quarter, and we do not believe that the decline in SLA industrial systems is necessarily indicative of sales in any future quarter. These are forward-looking statements and are subject to uncertainties. For example, the exact timing of customer requirements and the extended procurement cycle of large dollar capital procurement in certain companies may significantly impact product sales in future quarters.

     In addition, we believe that system orders and resultant sales may fluctuate on a quarterly basis as a result of a number of other factors, including world economic conditions, fluctuations in foreign currency exchange rates, acceptance of new products and the timing of product shipments. Due to the price of certain systems, along with overall low shipment volumes, the acceleration or delay of a small number of shipments from one quarter to another can significantly affect the results of operations for the quarters involved.

     Service sales during the first quarter of 2000 totaled $7.3 million, a decrease of less than 1% from the first quarter of 1999 of $7.4 million. The decrease is due primarily to the impact of continued competitive pricing pressure on maintenance contracts and resultant multi-tiered pricing introduced in April, 1999 to provide greater customer service options and to more effectively compete in the marketplace.

                             3D SYSTEMS CORPORATION
           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations (continued)

     COST OF SALES. Cost of sales decreased to $12.2 million or 53.1% of sales in the first quarter of 2000 from $13.5 million or 59.5% of sales in the first quarter of 1999. The decrease is a result of a reduction in product cost of sales by $1.6 million offset by an increase of $0.3 million in service cost of sales.

     Product cost of sales as a percentage of product sales decreased to approximately 44.4% in the first quarter of 2000 from 55.9% in the first quarter of 1999. This decrease in the percentage of product costs to product sales was due primarily to a reduction in manufacturing overhead and component cost.

     Service cost of sales as a percentage of service sales increased to 71.7% in the first quarter of 2000 from 66.9% for the first quarter of 1999 as a result of continued competitive pricing with regard to service and maintenance contracts and a minimal increase in operating costs related to providing maintenance and time and material services.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses ("SG&A") decreased $2.9 million or 28.3% in the first quarter of 2000 compared to the first quarter of 1999. The decrease was primarily the result of benefits associated with the operating plan adopted in late 1999, more focused selling and marketing efforts and costs associated with the launch of new products in the first quarter of 1999.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses during the first quarter of 2000 decreased $0.6 million or 23.4% compared to the first quarter of 1999, due to more focused engineering efforts on specific development projects and reduced costs as a result of the introduction of new products in early 1999. Research and development expenses as a percent of total revenue was 8.1% in the first quarter of 2000 compared to 10.8% in the first quarter of 1999. Based on the foreseeable future, we anticipate that research and development expenses will equal approximately 8% of sales. This is a forward-looking statement, however, and, as with any such statement, is subject to risk. For example, if our total sales for any particular period do not meet our anticipated sales, research and development expenses as a percentage of sales may exceed 8%.

     OPERATING INCOME. Operating income for the first quarter of 2000 was $1.6 million or 6.9% of revenue versus an operating loss of $3.5 million or 15.3% of revenue in the first quarter of 1999. This is primarily attributable to decreased costs related to our manufacturing operations, decreased component costs of our systems, reduced SG&A expenses and lower research and development expenses.

     INTEREST INCOME AND INTEREST AND OTHER EXPENSE. Net other income decreased approximately 66.7% to $42,000 in the first quarter of 2000 compared to $126,000 in the first quarter of 1999, due primarily to a decrease in interest income. This decrease is the result of the lower investment balances in 2000 as compared to 1999.

                             3D SYSTEMS CORPORATION
           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations (Continued)

     LIQUIDITY AND CAPITAL RESOURCES
                                                         March 31, 2000    December 31, 1999
                                                         --------------    -----------------
     Cash and cash equivalents                           $       11,308    $          12,553
     Working capital                                             32,008               31,219

                                                             Three Month Periods Ended
                                                         -----------------------------------
                                                         March 31, 2000      April 2, 1999
                                                         --------------    -----------------
     Cash used for operating activities                  $       (1,527)   $         (5,765)
     Cash used for investing activities                            (512)             (1,163)
     Cash provided by financing activities                        1,167                  33

     The use of cash for operating activities in the first quarter of 2000 primarily relates to the increase in inventory of $3.5 million and the decrease in accrued liabilities of $0.8 million offset by net income of $1.1 million, non-cash depreciation and amortization charges of $1.8 million and an increase in deferred maintenance revenue of $1.2 million.

     In the prior year's quarter, the use of cash of $5.8 million relating to operating activities was the result of a net loss of $2.3 million, increase in accounts receivable of $1.7 million, increase in inventories of $1.3 million, increase in other assets of $1.4 million, and decrease in accrued liabilities of $1.4 million, offset by other changes in current assets and liabilities.

     Net cash used for investing activities during the first quarter of 2000 totaled $0.5 million and was primarily the result of net additions to property and equipment.

     Net cash provided by financing activities during the first quarter of 2000 totaled $1.2 million and was primarily the result of the exercise of stock options.

     Currently, we are in the process of establishing a new credit facility to provide for working capital requirements in 2000 and beyond. We expect that the new facility will finance future sales growth and be collateralized by a percentage of inventory and accounts receivable. This is a forward-looking statement and is subject to uncertainties. For example, significant changes in interest rates could have an adverse impact on our ability to secure our primary choice of credit facility alternatives.

     We believe that funds generated from operations and existing working capital will be sufficient to satisfy our anticipated working capital requirements for at least the next 12 months. From time to time, we consider the acquisition of businesses, products or technologies complementary to our current business, although we have no current commitments or agreements with respect to any such transactions. Should we decide to pursue such a transaction, we may need to borrow additional funds.

     We assigned a team to address the issues raised by the introduction of the Single European Currency ("Euro") for initial implementation as of January 1, 1999 and the transition period through to January 1, 2002. We substantially completed the modifications to our internal systems that will be affected by the initial introduction and transition period. We do not expect that the introduction and use of the Euro as a single currency will materially affect our foreign exchange position or result in any material increase in cost to us.

     YEAR 2000 COMPLIANCE. We took appropriate action to ensure that our computer-based systems that require date/time calculations were not negatively impacted by miscalculations and system failures on and after the year 2000. We evaluated all products sold since inception for Year 2000 readiness, and provided the results of the analysis and potential impacts and resolutions to our customers. The necessary upgrade pathways to our customers were completed, and we believe that all products meet basic functionality requirements. No significant issues have been encountered relating to our products, our internal operating systems, or with any of our suppliers. To date, there has been no increase in warranty or other claims by customers as a result of the Year 2000 transition. There was no additional impact on prior cost estimates or significant additional costs incurred subsequent to December 31, 1999 relating to this matter and to date no impact on results of operations, deferred spending, third party relationships, remaining contingencies or legal proceedings.

     ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required hereunder for the Company is not significantly different from the information set forth in Item 7a Quantitative and Qualitative Disclosures About Market Risk included in the 1999 Form 10-K and is therefore not presented herein.

                             3D SYSTEMS CORPORATION


     PART II - OTHER INFORMATION


     ITEM 6.      Exhibits and Reports on Form 8-K

     (a) Exhibits
         27. Financial data schedule.

     (b) Reports on Form 8-K
         Current Report on Form 8-K, Item 5 filed on February 23, 2000.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





     /s/ H. MICHAEL HOGAN III                                 May 12, 2000
     -------------------------------                      -------------------
     H. Michael Hogan III                                       Date
     Senior Vice President and Chief Financial Officer
     (Principal Financial Officer and Principal
      Accounting Officer)


     (Duly authorized to sign on behalf of Registrant)