Form 10-Q
period 2000-06-30
3 D SYSTEMS CORP
filed 2000-08-14
CIK 910638

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

        /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

Shares of Common Stock, par value $0.001, outstanding as of July 24, 2000:
11,899,442

                             3D SYSTEMS CORPORATION


                                TABLE OF CONTENTS

                                                                                     Page Number
                                                                                     -----------
         PART I. FINANCIAL INFORMATION

             ITEM 1. Financial Statements

                Consolidated Balance Sheets as of
                June 30, 2000 and December 31, 1999      ..................................... 3

                Consolidated Statements of Operations
                For the Three and Six Month Periods Ended
                June 30, 2000 and July 2, 1999           ..................................... 4

                Consolidated Statements of Cash Flows
                For the Three and Six Month Periods Ended
                June 30, 2000 and July 2, 1999           ..................................... 5

                Consolidated Statements of Comprehensive Income
                For the Three and Six Month Periods Ended
                June 30, 2000 and July 2, 1999           ..................................... 6

                Notes to Consolidated Financial Statements.................................... 7

             ITEM 2. Management's Discussion and Analysis of Financial
                     Condition and Results of Operations .....................................10

             ITEM 3. Quantitative and Qualitative Disclosures about
                     Market Risk                         .....................................18

             ITEM 4. Submission of Matters to a Vote
                     of Security Holders                 .....................................18


PART II.     OTHER INFORMATION

             ITEM 6. Exhibits and Reports on Form 8-K    .....................................18

                             3D SYSTEMS CORPORATION
                          Consolidated Balance Sheets
                   As of June 30, 2000 and December 31, 1999
                                 (in thousands)

                                                             (Unaudited)
                      ASSETS                                June 30, 2000       December 31, 1999
                                                          ------------------   -------------------
Current assets:
  Cash and cash equivalents                              $           13,537   $            12,553
  Accounts receivable, less allowances for
   doubtful accounts of $2,481 (2000) and $2,912 (1999)              24,727                26,772
  Current portion of lease receivables                                1,094                   607
  Inventories                                                        15,323                 8,786
  Current portion of deferred tax assets                              2,355                 2,355
  Prepaid expenses and other current assets                           2,632                 2,028
                                                          ------------------   -------------------
      Total current assets                                           59,668                53,101

Property and equipment, net                                          14,714                16,245
Licenses and patent costs, net                                        8,851                 9,135
Deferred tax assets, less current portion                             6,612                 7,658
Lease receivables, less current portion                               3,064                 2,436
Other assets                                                          2,483                 2,083
                                                          ------------------   -------------------
                                                         $           95,392   $            90,658
                                                          ==================   ===================
      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                       $            6,892   $             5,838
  Accrued liabilities                                                 7,879                 8,741
  Current portion of long-term debt                                     115                   110
  Customer deposits                                                     581                   345
  Deferred revenues                                                   8,141                 6,848
                                                          ------------------   -------------------
      Total current liabilities                                      23,608                21,882

Other liabilities                                                     3,607                 4,673
Long-term debt, less current portion                                  4,435                 4,495
                                                          ------------------   -------------------
                                                                     31,650                31,050
                                                          ------------------   -------------------
Stockholders' equity:
  Preferred stock, $.001 par value. Authorized 5,000
    shares; none issued                                                  --                    --
  Common stock, $.001 par value. Authorized 25,000
    shares; issued 12,109 and outstanding 11,884 (2000)
    and issued 11,658 and outstanding 11,433 (1999)                      12                    12
  Capital in excess of par value                                     78,069                75,064
  Notes receivable from officers and employees                         (430)                 (240)
  Accumulated deficit                                                (9,078)              (12,066)
  Accumulated other comprehensive loss                               (3,291)               (1,622)
  Treasury stock, at cost, 225 shares (2000 and 1999)                (1,540)               (1,540)
                                                          ------------------   -------------------
      Total stockholders' equity                                     63,742                59,608
                                                          ------------------   -------------------
                                                         $           95,392   $            90,658
                                                          ==================   ===================

See accompanying notes to consolidated financial statements.

                             3D SYSTEMS CORPORATION
                      Consolidated Statements of Operations
                                   (Unaudited)
                                  (in thousands)

                                                     Three Month Periods Ended           Six Month Periods Ended
                                                  --------------------------------   --------------------------------
                                                   June 30, 2000     July 2, 1999     June 30, 2000     July 2, 1999
                                                  ---------------   --------------   ---------------   --------------
Sales:
  Products                                       $         18,603  $       14,206   $        34,276   $       29,485
  Services                                                  6,813           7,256            14,153           14,661
                                                  ---------------   --------------   ---------------   --------------
     Total sales                                           25,416          21,462            48,429           44,146
                                                  ---------------   --------------   ---------------   --------------


Cost of sales:
  Products                                                  8,220           8,595            15,171           17,130
  Services                                                  5,017           5,019            10,281            9,974
                                                  ---------------   --------------   ---------------   --------------
     Total cost of sales                                   13,237          13,614            25,452           27,104
                                                  ---------------   --------------   ---------------   --------------
Gross profit                                               12,179           7,848            22,977           17,042


Operating expenses:

  Selling, general and administrative                       7,239           8,714            14,571           18,944
  Research and development                                  2,108           2,432             3,979            4,875
  Other                                                      --             2,188              --              2,188
                                                  ---------------   --------------   ---------------   --------------
     Total operating expenses                               9,347          13,334            18,550           26,007
                                                  ---------------   --------------   ---------------   --------------
Income (loss) from operations                               2,832          (5,486)            4,427           (8,965)


Interest income                                               180              86               312              263
Interest and other expense                                   (121)            (83)             (212)            (134)
                                                  ---------------   --------------   ---------------   --------------
Income (loss) before provision for income taxes             2,891          (5,483)            4,527           (8,836)


Provision for (benefit from) income taxes                     983          (1,534)            1,539           (2,607)
                                                  ---------------   --------------   ---------------   --------------
Net income (loss)                                $          1,908   $      (3,949)  $         2,988   $       (6,229)
                                                  ===============   ==============   ===============   ==============
Shares used to calculate basic net income
   (loss) per share                                        11,710          11,406            11,630           11,398
                                                  ===============   ==============   ===============   ==============
Basic net income (loss) per share                $           0.16   $       (0.35)  $          0.26   $        (0.55)
                                                  ===============   ==============   ===============   ==============
Shares used to calculate diluted net income
   (loss) per share                                        12,684          11,406            12,512           11,398
                                                  ===============   ==============   ===============   ==============

Diluted net income (loss) per share              $           0.15   $       (0.35)  $          0.24   $        (0.55)
                                                  ===============   ==============   ===============   ==============

See accompanying notes to consolidated financial statements.

                             3D SYSTEMS CORPORATION
                     Consolidated Statements of Cash Flows
                                  (Unaudited)
                                 (in thousands)

                                                                                Six Month Periods Ended
                                                                       ----------------------------------
                                                                         June 30, 2000             July 2, 1999
                                                                       -----------------         ----------------
OPERATING ACTIVITIES:
  Net income (loss)                                                   $           2,988         $         (6,229)
  Adjustments to reconcile net income (loss) to net cash
   used for operating activities:
      Deferred income taxes                                                       1,046                   (1,442)
      Depreciation and amortization                                               3,381                    2,697
      Provision for accounts receivable                                            (353)                    (519)
      Increase (decrease) in cash resulting from changes in:
         Accounts receivable                                                      1,520                   (3,330)
         Lease receivables                                                       (1,115)                   5,087
         Inventories                                                             (7,439)                  (3,106)
         Prepaid expenses and other current assets                                 (603)                    (534)
         Other assets                                                              (696)                     188
         Accounts payable                                                         1,054                      612
         Accrued liabilities                                                       (862)                     743
         Customer deposits                                                          236                      141
         Deferred revenues                                                        1,293                   (1,548)
         Other liabilities                                                       (1,066)                   2,492
                                                                       -----------------         ----------------
            Net cash used for operating activities                                 (616)                  (4,748)

INVESTING ACTIVITIES:
  Purchase of property and equipment                                             (2,608)                  (3,265)
  Disposition of property and equipment                                           1,580                    2,169
  License and patent                                                               (241)                  (4,636)
  Purchase of short-term investments                                               --                       (498)
  Proceeds from short-term investments                                             --                      1,982
                                                                       ------------------------------------------
            Net cash used for investing activities                               (1,269)                  (4,248)

FINANCING ACTIVITIES:
  Exercise of stock options                                                       2,695                      158
  Repayment of officer and employee loans                                           120                     --
  Repayments of note payable                                                        (55)                     (50)
                                                                       -----------------         ----------------
            Net cash provided by financing activities                             2,760                      108
  Effect of exchange rate changes on cash                                           109                    1,808
                                                                       -----------------         ----------------
Net increase (decrease) in cash and cash equivalents                                984                   (7,080)
Cash and cash equivalents at the beginning of the period                         12,553                   15,912
                                                                       -----------------         ----------------
Cash and cash equivalents at the end of the period                    $          13,537         $          8,832
                                                                       =================         ================

See accompanying notes to consolidated financial statements.

                             3D SYSTEMS CORPORATION
                Consolidated Statements of Comprehensive Income
                                  (Unaudited)
                                 (in thousands)


                                          Three Month Periods Ended         Six Month Periods Ended
                                        -----------------------------    -----------------------------
                                        June 30, 2000    July 2, 1999    June 30, 2000    July 2, 1999
                                        -------------    ------------    -------------    ------------
Net income (loss)                      $        1,908   $     (3,949)   $       2,988    $     (6,229)
Foreign currency translation                     (250)          (570)          (1,669)         (1,798)
                                        -------------    ------------    -------------    ------------
      Comprehensive income (loss)      $        1,658   $     (4,519)   $       1,319    $     (8,027)
                                        =============    ============    =============    ============

                             3D SYSTEMS CORPORATION
                   Notes to Consolidated Financial Statements
                       June 30, 2000 and December 31, 1999
                                   (Unaudited)

(1)  Basis of  Presentation

     The accompanying unaudited consolidated financial statements of 3D Systems Corporation and subsidiaries (the "Company") are prepared in accordance with instructions to Form 10-Q and, in the opinion of management, include all material adjustments (consisting only of normal recurring accruals) which are necessary for the fair presentation of results for the interim periods. The Company reports its interim financial information on a 13-week basis ending the last Friday of each quarter, and reports its annual financial information through the calendar year ended December 31. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The results of the six month period ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

(2)  Significant Accounting Policies

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101), which provides additional guidance in applying generally accepted accounting principles to revenue recognition in the financial statements. The Company has evaluated the provisions of SAB 101 and believes its impact on the Company's revenue recognition policy is immaterial.

(3) Inventories (in thousands):

                                                     June 30, 2000        December 31, 1999
                                                   ------------------    -------------------
      Raw materials                               $            1,915    $             1,633
      Work in progress                                         1,794                    778
      Finished goods                                          11,614                  6,375
                                                   ------------------    -------------------
                                                  $           15,323    $             8,786
                                                   ==================    ===================

(4) Property and Equipment (in thousands):

                                                     June 30, 2000        December 31, 1999
                                                   ------------------    -------------------
      Land and building                           $            4,637    $             4,637
      Machinery and equipment                                 19,578                 20,420
      Office furniture and equipment                           3,094                  3,083
      Leasehold improvements                                   2,818                  2,836
      Rental equipment                                         1,102                  1,014
      Construction in progress                                   392                     97
                                                   ------------------    -------------------
                                                              31,621                 32,087
      Less accumulated depreciation                          (16,907)               (15,842)
                                                   ------------------    -------------------
                                                  $           14,714    $            16,245
                                                   ==================    ===================

                             3D SYSTEMS CORPORATION
                   Notes to Consolidated Financial Statements
                         June 30, 2000 and July 2, 1999
                                   (Unaudited)

(5)  Interest income and interest and other expense

     This primarily consists of interest income, interest expense and other expenses related to investment and leasing activities.

(6)  Employee Stock Purchase Plan

     In May 1998, the Company established the 1998 Employee Stock Purchase Plan to provide eligible employees the opportunity to acquire limited amounts of the Company's common stock. Under the plan, participants will receive options to purchase shares, which are exercisable no later than one year from the date of grant. The exercise price of each option will be the lesser of (I) 85% of the fair market value of the shares on the date the option is granted or (II) 85% of the fair market value of shares on the last day of the period during which the option is outstanding. An aggregate of 600,000 shares of common stock have been reserved for issuance under the plan. As of June 30, 2000, 107,264 shares have been purchased through this plan.

     In accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share, basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Dilutive net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued. Potential common shares related to stock options and stock warrants are excluded from the computation when their effect is antidilutive.

     The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations for the six month periods ended June 30, 2000 and July 2, 1999 (in thousands):

                                                                        2000           1999
                                                                    ------------   ------------
     Numerator:
     Net income (loss):  numerator for basic net income (loss)
      per share and dilutive net income (loss) per share           $      2,988   $     (6,229)
                                                                    ============   ============
     Denominator:
     Denominator for basic net income (loss) per
      share-weighted average shares                                      11,630         11,398

     Effect of dilutive securities:
      Stock options and warrants                                            882         --
                                                                    ------------   ------------
     Denominator for dilutive net income (loss) per
     share                                                               12,512         11,398
                                                                    ============   ============

Common shares related to stock options and stock warrants that are antidilutive amounted to 150,800 shares and 2,212,611 shares for the three months ended June 30, 2000 and July 2, 1999, respectively.

                             3D SYSTEMS CORPORATION
                   Notes to Consolidated Financial Statements
                         June 30, 2000 and July 2, 1999
                                   (Unaudited)

(8)  Geographic Segment Information

     All of the Company's assets are devoted to the manufacture and sale of Company systems, together with related supplies and services. The Company attributes revenues to geographic areas based on shipment in the country of origination.


     Summarized data for the Company's operations are as follows:

                                                       USA      Europe     Asia    Elimination     Total
                                                      ----------------------------------------------------
                                                                         (in thousands)
     For the three month period ended June 30, 2000:
         Sales to unaffiliated customers              $13,623    8,907    2,886         --        $25,416
         Inter-area sales                             $ 4,146      465      --       (4,611)         --
         Income (loss) from operations                $ 2,401      416      --           15       $ 2,832

     For the three month period ended July 2, 1999:
         Sales to unaffiliated customers              $ 9,988   10,220    1,254         --        $21,462
         Inter-area sales                             $ 6,162      795      --       (6,957)         --
         Income (loss) from operations                $(5,465)     133      --         (154)      $(5,486)


Inter-area sales to the Company's foreign subsidiaries are recorded at amounts consistent with prices charged to distributors, which are above cost.

(9)  Subsequent Event

     Subsequent to June 30, 2000, a subsidiary of the Company, 3D Systems, Inc., entered into a $10 million line of credit facility (the "Credit
     Facility"). The Credit Facility will allow 3D Systems, Inc. to borrow funds as needed for working capital purposes based on a percentage of eligible (as defined) accounts receivable and inventory held by 3D Systems, Inc. The Credit Facility has a term of three years and is collateralized by the accounts receivable, inventory, property and equipment and other assets held by 3D Systems, Inc.

                             3D SYSTEMS CORPORATION

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto, Management's Discussion and Analysis of Results of Operations and Financial Condition, and Cautionary Statements and Risk Factors contained in the Company's SEC report on Form 10-K for the year ended December 31, 1999.

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

     OVERVIEW

     We develop, manufacture and market worldwide solid imaging systems designed to rapidly produce physical objects from the digital output of solid or surface data from computer aided design and manufacturing ("CAD/CAM") and related computer systems. Our systems include SLA-Registered Tradmark-systems and ThermoJet -TM- solid object printers.

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

     Our customers include major corporations in a broad range of industries including manufacturers of automotive, aerospace, computer, electronic, consumer, and medical products. Our revenues are generated by product and service sales. Product sales are comprised of sales of systems and related equipment, materials, software and other component parts, as well as rentals of systems. Service sales include revenues from a variety of on-site maintenance services, customer training, services provided by our Technology Centers and licensing of 3D Keltool-Registered Tradmark- process and support services.

     During the quarter ended June 30, 2000 we continued to show improvements in several areas due to the operating plan put in place in the fourth quarter of 1999. As a result of increased recurring revenues, particularly materials, and increases in units sales, overall revenue improved considerably over the prior year. We also secured contracts for multi-unit sales of SLA and ThermoJet systems which positively impacted our results in the first half and are expected to provide ongoing benefit through the end of the year. These sales and marketing efforts, in addition to strict cost controls, have resulted in overall increased revenue, significant improvements in gross profits, reduced operating expenses and increased profitability.

     For the remainder of 2000, we will continue to focus on multi-unit sales of our higher end SLA systems, selling and marketing efforts relating to our lower end SLA systems and ThermoJet printers, and continued cost containment efforts, all of which will provide significant opportunities for increased profitability. These are forward-looking statements and, as with other such statements, are subject to uncertainties. For example, the exact timing of customer requirements, competitive selling and pricing issues, requirements for continued development of systems and materials, and the ineffectiveness of cost containment efforts may negatively impact our revenue and profitability objectives.

                             3D SYSTEMS CORPORATION

     RESULTS OF OPERATIONS

     The following table sets forth the percentage relationship of certain items from the Company's Statement of Operations and Total Revenues:

                                                          Percentage of Total Revenues           Percentage of Total Revenues
                                                            Three Month Periods Ended               Six Month Periods Ended
                                                        ---------------------------------      ---------------------------------
                                                         June 30, 2000      July 2, 1999        June 30, 2000      July 2, 1999
                                                        ---------------    --------------      ---------------------------------
     Sales:
       Products                                              73.2%              66.2%               70.8%              66.8%
       Services                                              26.8%              33.8%               29.2%              33.2%
                                                        ---------------    --------------      ---------------------------------
         Total sales                                        100.0%             100.0%              100.0%             100.0%
                                                        ---------------    --------------      ---------------------------------
     Cost of sales:
       Products                                              32.3%              40.0%               31.3%              38.8%
       Services                                              19.8%              23.4%               21.3%              22.6%
                                                        ---------------    --------------      ---------------------------------
         Total cost of sales                                 52.1%              63.4%               52.6%              61.4%
                                                        ---------------    --------------      ---------------------------------

     Total gross profit                                      47.9%              36.6%               47.4%              38.6%
     Gross profit - products                                 55.8%              39.5%               55.7%              41.9%
     Gross profit - services                                 26.4%              30.8%               27.4%              32.0%
     Selling, general and administrative expenses            28.5%              40.6%               30.1%              42.9%
     Research and development expenses                        8.3%              11.3%                8.2%              11.0%
     Other                                                    0.0%              10.2%                0.0%               5.0%
     Income (loss) from operations                           11.1%             (25.6%)               9.1%             (20.3%)
     Interest income and interest and other expense,
         net                                                  0.2%               0.0%                0.2%               0.3%
     Provision for (benefit from) income taxes                3.9%              (7.1%)               3.2%              (5.9%)
     Net income (loss)                                        7.5%             (18.4%)               6.2%             (14.1%)

                                  3D SYSTEMS CORPORATION
                Management's Discussion and Analysis of Financial Condition
                           and Results of Operations (Continued)

The following table sets forth, for the periods indicated, total revenues attributable to each of the Company's major products and services groups, and those revenues as a percentage of total sales:

                                      Three Month Periods Ended                  Six Month Periods Ended
                                --------------------------------------    ------------------------------------
                                   June 30, 2000       July 2, 1999          June 30, 2000      July 2, 1999
                                ------------------  ------------------    ------------------  ----------------
                                (in thousands, except for percentages)    (in thousands,except for percentages)
Products:
  SLA systems                   $          10,396   $          7,281      $          18,141   $        17,510
  Solid object printers                     1,567              1,352                  3,080             1,954
  Materials                                 5,560              4,524                 11,304             8,445
  Other                                     1,080              1,049                  1,751             1,576
                                ------------------  ------------------    ------------------  ----------------
      Total products                       18,603             14,206                 34,276            29,485
                                ------------------  ------------------    ------------------  ----------------
Services:
  Maintenance                               6,097              6,348                 12,625            12,836
  Other                                       716                908                  1,528             1,825
                                ------------------  ------------------    ------------------  ----------------
      Total services                        6,813              7,256                 14,153            14,661
                                ------------------  ------------------    ------------------  ----------------
Total sales                     $          25,416   $         21,462      $          48,429   $        44,146
                                ==================  ==================    ==================  ================

Products:
  SLA systems                                40.9%              33.9%                  37.4%             39.7%
  Solid object printers                       6.2%               6.3%                   6.4%              4.4%
  Materials                                  21.9%              21.1%                  23.3%             19.1%
  Other                                       4.2%               4.9%                   3.6%              3.6%
                                ------------------  ------------------    ------------------  ----------------
      Total products                         73.2%              66.2%                  70.7%             66.8%
                                ------------------  ------------------    ------------------  ----------------

Services:
  Maintenance                                24.0%              29.6%                  26.1%             29.1%
  Other                                       2.8%               4.2%                   3.2%              4.1%
                                ------------------  ------------------    ------------------  ----------------
      Total services                         26.8%              33.8%                  29.3%             33.2%
                                ------------------  ------------------    ------------------  ----------------
Total sales                                 100.0%             100.0%                 100.0%            100.0%
                                ------------------  ------------------    ------------------  ----------------

                             3D SYSTEMS CORPORATION
           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations (Continued)

     THREE MONTH PERIOD ENDED JUNE 30, 2000 COMPARED TO THE THREE MONTH PERIOD ENDED JULY 2, 1999.

     SALES. Sales during the three month period ended June 30, 2000, (the "second quarter of 2000") were $25.4 million, an 18.4% increase from the $21.5 million recorded during the three month period ended July 2, 1999 (the "second quarter of 1999").

     Product sales of $18.6 million were recorded for the second quarter of 2000, an increase of 31.0% compared to $14.2 million for the second quarter of 1999. The increase in product sales is due primarily to the growth in revenue for systems and related equipment of $3.3 million or 38.6% and an increase in material revenues over the prior year's quarter of $1.0 million or 22.9%. The increase in system revenue is attributable to sales of the higher end SLA industrial systems and ThermoJet solid object printers. We expect these trends to continue throughout the remainder of 2000. This is a forward-looking statement and is subject to uncertainties. For example, the exact timing of customer requirements and the extended procurement cycle of large dollar capital purchases in certain companies may significantly impact product sales in future quarters.

     The increase in material revenue is derived from an increase in the installed base of machines and a stronger emphasis on recurring revenue related to the sale of materials derived from post-installation sales. We expect both of these trends to continue through the remainder of 2000. This is a forward-looking statement and, as with other such statements, is subject to uncertainties. For example, the introduction and related pricing of competitive systems and materials may negatively impact the growth rate of recurring revenue.

     System orders and resultant sales may fluctuate on a quarterly basis as a result of a number of other factors, including world economic conditions, fluctuations in foreign currency exchange rates, acceptance of new products and the timing of product shipments. Due to the price of certain systems and the overall low unit volumes, the acceleration or delay of shipments of a small number of high end SLA systems from one quarter to another can significantly affect the results of operations for the quarters involved.

     Service sales during the second quarter of 2000 totaled $6.8 million, a decrease of 6.1% from the second quarter of 1999 of $7.3 million. The decrease is primarily due to the impact of improved system reliability and continued competitive pricing pressure on maintenance contracts, especially for our lower end machines, and multi-tiered pricing introduced in April, 1999 in response to these competitive pressures. We are taking steps with targeted sales and marketing activities to address the decline in service revenue and expect to minimize the potential for any further declines.
     This is a forward-looking statement and, as with other such statements, is subject to uncertainties. For example, continued competitive pricing pressure related to services provided by third parties may result in continued declines in service revenue.

                             3D SYSTEMS CORPORATION
           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations (continued)

     COST OF SALES. Cost of sales decreased to $13.2 million or 52.1% of sales in the second quarter of 2000 from $13.6 million or 63.4% of sales in the first quarter of 1999.

     Product cost of sales as a percentage of product sales decreased to 44.2% in the first quarter of 2000 from 60.5% in the first quarter of 1999. This decrease as a percent of product sales is due primarily to continued reduction in manufacturing overhead and component costs, increased manufacturing activity relative to our level of fixed overhead expenses, and a shift in the sales mix to higher end SLA systems in the second quarter of 2000 as compared to the second quarter of 1999, all of which positively impacted the overall product cost of sales as a percent of product revenue.

     Service cost of sales as a percentage of service sales increased to 73.6% in the second quarter of 2000 from 69.2% for the second quarter of 1999. This is due to a decrease in service revenue from the second quarter of 1999 to the second quarter of 2000. In conjunction with our activities to minimize any further decreases in service revenues and to control service costs, we expect the service cost of sales as a percent of service revenue to improve through the end of the year. This is a forward-looking statement and, as with other such statements, is subject to uncertainties. For example, continued declines in our service revenues without immediate adjustments to our cost structure could result in the service cost of sales as a percent of the service revenue to increase.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses ("SG&A") decreased $1.5 million or 16.9% in the second quarter of 2000 compared to the second quarter of 1999. The decrease was primarily the result of cost reductions associated with the operating plan adopted in late 1999, more focused selling and marketing efforts and costs associated with the launch of new products in the second quarter of 1999.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses during the second quarter of 2000 decreased $0.3 million or 13.3% to $2.1 million compared to $2.4 million in the second quarter of 1999. This is a result of more focused engineering efforts on specific development projects and reduced costs as a result of the introduction of new products in early 1999. Research and development expenses as a percent of total revenue were 8.3% in the second quarter of 2000 compared to 11.3% in the second quarter of 1999. Based on the Company's historical expenditures related to research and development and its current development objectives, the Company anticipates for the foreseeable future that research and development expenses will be equal to approximately 8% of sales. This is a forward-looking statement, however, and as with any such statement, is subject to uncertainties. For example, if total sales of the Company for any particular period exceed the anticipated sales of the Company for that period, research and development expenses as a percentage of sales may fall below 8%.

     OTHER. Other expenses totaled $2.2 million in the second quarter of 1999. No such costs were incurred in the second quarter of 2000. The costs incurred in 1999 related to litigation and settlement costs and non-recurring charges associated with certain employee costs.

     INCOME (LOSS) FROM OPERATIONS. Operating income for the second quarter of 2000 was $2.8 million or 11.1% of revenue compared to an operating loss of $5.5 million or 25.6% of revenue in the second quarter of 1999. The improvement is attributable to increased revenue, decreased costs related to our manufacturing operations, decreased system costs and reduced operating expenses.

                             3D SYSTEMS CORPORATION
           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations (continued)

     SIX MONTH PERIOD ENDED JUNE 30, 2000 COMPARED TO THE SIX MONTH PERIOD ENDED JULY 2, 1999.

     SALES. Sales for the six month period ended June 30, 2000 (the "first half of 2000") were $48.4 million, a 9.7% increase from the $44.1 million for the six month period ended July 2, 1999 (the "first half of 1999").

     Product sales for the first half of 2000 of $34.3 million increased 16.3% from $29.5 million in the first half of 1999. The increase in product sales over the prior year is due primarily to increased sales of systems and related equipment of $1.8 million or 9.0% and an increase in material revenues of $2.9 million or 33.9%. The increase in machine sales results from increased sales of the higher end SLA industrial systems and ThermoJet solid object printers. We expect these trends to continue throughout the remainder of 2000. This is a forward-looking statement and is subject to uncertainties. For example, the exact timing of customer requirements and the extended procurement cycle of large dollar capital procurement in certain companies may significantly impact product sales in future quarters.

     The increase in material revenue is derived from an increase in the installed base of machines and a stronger emphasis on recurring revenue related to the sale of materials derived from post-installation sales. We expect both of these trends to continue through the remainder of 2000. This is a forward-looking statement and, as with other such statements, is subject to uncertainties. For example, the introduction and related pricing of competitive systems and materials may negatively impact the growth rate of recurring revenue.

     Service sales during the first half of 2000 totaled $14.2 million, a decrease of 3.5% or $0.5 million from the first half of 1999. The decrease is primarily due to the impact of improved system reliability and continued competitive pricing pressure on maintenance contracts, especially for our lower end machines, and the resultant multi-tiered pricing introduced in April, 1999. We are taking steps with regard to targeted sales and marketing activities to address the decline in service revenue and expect to minimize the potential for any further declines as a result of these activities. This is a forward-looking statement and, as with other such statements, is subject to uncertainties. For example, continued competitive pricing pressure related to services provided by third parties may result in continued declines in service revenue.

     COST OF SALES. Cost of sales decreased to $25.5 million or 52.6% of sales in the first half of 2000 from $27.1 million or 61.4% of sales in the first half of 1999.

     Product cost of sales as a percentage of product sales decreased to 44.3% in the first half of 2000 compared to 58.1% in the first half of 1999. This decrease as a percent of product sales is due primarily to continued reduction in manufacturing overhead and component costs, increased manufacturing activity relative to our level of fixed overhead expenses, and a shift in the sales mix to higher end SLA systems in the second quarter of 2000 as compared to the second quarter of 1999, all of which positively impacted the overall product cost of sales as a percent of product revenue.

     Service cost of sales as a percentage of service sales increased to 72.6% in the first half of 2000 from 68.0% in the first half of 1999. This is due to overall decreases in service revenue from the first half of 1999 to the first half of 2000. In conjunction with our activities to minimize any further decreases in service revenues and to control service costs, we expect the service cost of sales as a percent of service revenue to improve through the end of the year. This is a forward-looking statement and, as with other such statements, is subject to uncertainties. For example, continued declines in our service revenues without immediate adjustments to our cost structure could result in the service cost of sales as a percent of the service revenue to increase.

                             3D SYSTEMS CORPORATION
           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations (continued)

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative ("S,G&A") expenses decreased $4.4 million or 23.1% in the first half of 2000 compared to the first half of 1999. The decrease was primarily the result of cost reduction benefits associated with the operating plan adopted in late 1999, more focused selling and marketing efforts and high costs associated with the launch of new products in the first half of 1999. In addition, in 1999 the Company incurred S,G&A costs associated with the sale of its St. Paul, Minnesota 3D Keltool insert operations and legal expenses associated with the protection of certain patents owned by the Company.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses during the first half of 2000 decreased $0.9 million or 18.4% to $4.0 million compared to $4.9 million the first half of 1999. This is a result of more focused engineering efforts on specific development projects and the introduction of new products in early 1999. Research and development expenses as a percentage of total revenue was 8.2% in the first half of 2000 compared to 11.0% in the first half of 1999. Based on the Company's historical expenditures related to research and development and its current development objectives, the Company anticipates for the foreseeable future that research and development expenses will be equal to approximately 8% of sales. This is a forward looking statement and, as with any such statement, is subject to uncertainties. For example, if total sales of the Company for any particular period exceed the anticipated sales of the Company for that period, research and development expenses as a percentage of sales may fall below 8%.

     OTHER. Other expenses totaled $2.2 million in the first half of 1999. No such costs were incurred in the first half of 2000. The costs incurred in 1999 related to litigation and settlement costs and non-recurring charges associated with certain employee costs.

     INCOME (LOSS) FROM OPERATIONS. Operating income for the first half of 2000 was $4.4 million or 9.1% of revenue versus an operating loss of $9.0 million or 20.3% of total revenue in the first half of 1999. The improvement is primarily attributable to increased revenue, decreased costs related to our manufacturing operations, decreased system costs and reduced operating expenses.

                             3D SYSTEMS CORPORATION
           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations (Continued)

LIQUIDITY AND CAPITAL RESOURCES


                                                         June 30, 2000     December 31, 1999
                                                        ---------------    -----------------
        Cash and cash equivalents                                13,537             12,553
        Working capital                                          36,060             31,219

                                                             Six Month Periods Ended
                                                        -----------------------------------
                                                         June 30, 2000       July 2, 1999
                                                        ----------------   ----------------
        Cash used for operating activities             $           (616)  $         (4,748)
        Cash used for investing activities                       (1,269)            (4,248)
        Cash provided by financing activities                     2,760                108

     The use of cash for operating activities in the first half of 2000 of $0.6 million primarily results from net income of $3.0 million and the decrease in deferred income taxes of $1.0 million, non-cash depreciation and amortization charges of $3.4 million, decrease in accounts receivable of $1.5 million, an increase in accounts payable of $1.1 million and an increase in deferred revenues of $1.3 million offset by an increase in inventory of $7.4 million and changes in various other current asset and current liability accounts.

     In the first half of 1999, the use of cash for operating activities of $4.7 million primarily resulted from the effects of the non-cash depreciation and amortization charges of $2.7 million, decrease in lease receivables of $5.1 million due to the sale of several leases, increase in other liabilities of $2.5 million and changes in various other current asset and current liability accounts. These were offset by the net loss of $6.2 million, increase in deferred income taxes of $1.4 million, increase in accounts receivable of $3.4 million, increase in inventories of $3.1 million and decrease in deferred revenues of $1.5 million.

     Net cash used for investing activities during the first half of 2000 totaled $1.3 million and was primarily the result of net additions to property and equipment and additions to license and patents. Net cash used for investing activities in the first half of 1999 totaled $4.2 million and resulted from the net additions to property and equipment, additions to license and patents, and the net proceeds from short-term investments.

     Net cash provided by financing activities during the first half of 2000 totaled $2.8 million and was primarily the result of the exercise of stock options.

     Subsequent to June 30, 2000, we entered into a $10 million line of credit facility (the "Credit Facility"). The Credit Facility will allow
     3D Systems Inc., a subsidiary of 3D Systems Corporation, to borrow funds as needed for working capital purposes based on a percentage of eligible (as defined) accounts receivable and inventory held by 3D Systems Inc. The Credit Facility has a term of three years and is collateralized by the accounts receivable, inventory, property and equipment and other assets held by 3D Systems Inc.

     We believe that funds generated from operations and available under the Credit Facility will be sufficient to satisfy our anticipated working capital requirements for at least the next 12 months. From time to time, we consider the acquisition of businesses, products or technologies complementary to our current business, although we have no current commitments or agreements with respect to any such transactions. Should we decide to pursue such a transaction, we may need to borrow additional funds.

     We assigned a team to address the issues raised by the introduction of the Single European Currency ("Euro") for initial implementation as of January 1, 1999 and the transition period through to January 1, 2002. We have completed the modifications to our internal systems that will be affected by the initial introduction and transition period. We do not expect that the introduction and use of the Euro as a single currency will materially affect our foreign exchange position or result in any material increase in cost to us.

                             3D SYSTEMS CORPORATION

     ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required hereunder for the Company is not significantly different from the information set forth in Item 7a Quantitative and Qualitative Disclosures About Market Risk included in the 1999 Form 10-K and is therefore not presented herein.

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On May 2, 2000, we held the Annual Meeting of Stockholders. The following sets forth the identity of the directors elected as Class I directors to hold office for three years and until their respective successors have been elected and the voting results of the approval to amend the Company's 1996 Stock Incentive Plan.

                                                                 Yes               No             Abstain       Broker Non
                                                                 ---               --             -------       ----------
         Election of Class I Directors
              G. Walter Loewenbaum II                        6,345,921                0           121,980            0
              Jim D. Kever                                   6,351,736                0           123,967            0

         Approval to amend the 1996 Stock Incentive Plan     6,120,268          227,537           120,096            0

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

     /s/ H. Michael Hogan III                                  August 14, 2000
     --------------------------------------------------        ---------------
     H. Michael Hogan III                                            Date
     Senior Vice President and Chief  Financial Officer
     (Principal Financial Officer and Principal
      Accounting Officer)


     (Duly authorized to sign on behalf of Registrant)