Form 10-Q
period 2000-09-29
3 D SYSTEMS CORP
filed 2000-11-09
CIK 910638

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

/X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 29, 2000

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

Shares of Common Stock, par value $0.001, outstanding as of October 31, 2000: 12,065,839

                                             3D SYSTEMS CORPORATION


                                                TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION                                                          PAGE NUMBER
                                                                                       -----------
     ITEM 1.  Financial Statements

          Consolidated Balance Sheets as of
          September 29, 2000 and December 31, 1999               .....................................3

          Consolidated Statements of Operations
          For the Three and Nine Month Periods Ended
          September 29, 2000 and October 1, 1999                 .....................................4

          Consolidated Statements of Cash Flows For the
          Nine Month Periods Ended September 29, 2000
          And October 1, 1999                                    .....................................5

          Consolidated Statements of Comprehensive Income (Loss)
          For the Three and Nine Month Periods Ended
          September 29, 2000 and October 1, 1999                 .....................................6

          Notes to Consolidated Financial Statements             .....................................7

     ITEM 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                ....................................10

     ITEM 3.  Quantitative and Qualitative Disclosures about
              Market Risk                                        ....................................18


PART II. OTHER INFORMATION

     ITEM 6.  Exhibits and Reports on Form 8-K                   ....................................18

                                                3D SYSTEMS CORPORATION
                                              Consolidated Balance Sheets
                                     As of September 29, 2000 and December 31, 1999
                                                    (in thousands)



                           ASSETS                                      SEPTEMBER 29,2000    DECEMBER 31, 1999
                                                                       -----------------    -----------------
Current assets:
   Cash and cash equivalents                                           $          12,227    $          12,553
   Accounts receivable, less allowances for doubtful
    accounts of $1,661 (2000) and $2,912 (1999)                                   31,294               26,772
   Current portion of lease receivables                                            1,198                  607
   Inventories                                                                    14,443                8,786
   Current portion of deferred tax assets                                          2,355                2,355
   Prepaid expenses and other current assets                                       3,353                2,028
                                                                       -----------------    -----------------
                Total current assets                                              64,870               53,101

Property and equipment, net                                                       13,842               16,245
Licenses and patent costs, net                                                     8,943                9,135
Deferred tax assets, less current portion                                          5,284                7,658
Lease receivables, less current portion                                            3,011                2,436
Other assets                                                                       2,491                2,083
                                                                       -----------------    -----------------
                                                                       $          98,441    $          90,658
                                                                       =================    =================

           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                    $           4,663    $           5,838
   Accrued liabilities                                                             9,685                8,741
   Current portion of long-term debt                                                 120                  110
   Customer deposits                                                                 771                  345
   Deferred revenues                                                               9,586                6,848
                                                                       -----------------    -----------------
                Total current liabilities                                         24,825               21,882

Other liabilities                                                                  3,581                4,673
Long-term debt, less current portion                                               4,375                4,495
                                                                       -----------------    -----------------
                                                                                  32,781               31,050
                                                                       -----------------    -----------------

Stockholders' equity:
   Preferred stock, $.001 par value.  Authorized 5,000
    shares; none issued
   Common stock, $.001 par value.  Authorized 25,000
    shares; issued 12,291 and outstanding 12,066 (2000);
    and issued 11,658 and outstanding 11,433 (1999)                                   12                   12
   Capital in excess of par value                                                 78,683               75,064
   Notes receivable from officers and employees                                     (371)                (240)
   Accumulated deficit                                                            (6,308)             (12,066)
   Accumulated other comprehensive loss                                           (4,816)              (1,622)
   Treasury stock, at cost, 225 shares (2000 and 1999)                            (1,540)              (1,540)
                                                                       -----------------    -----------------
   Total stockholders' equity                                                     65,660               59,608
                                                                       -----------------    -----------------
                                                                       $          98,441    $          90,658
                                                                       =================    =================

See accompanying notes to consolidated financial statements

                                                         3D SYSTEMS CORPORATION
                                                 Consolidated Statements of Operations
                                                 (in thousands, except per share data)

                                                  THREE MONTH PERIODS ENDED                  NINE MONTH PERIODS ENDED
                                             SEPTEMBER 29, 2000     OCTOBER 1, 1999    SEPTEMBER 29, 2000     OCTOBER 1, 1999
                                              -----------------    -----------------    -----------------    -----------------
Sales:
     Products                                 $          21,724    $          16,264    $          55,999    $          45,749
     Services                                             7,824                7,633               21,977               22,295
                                              -----------------    -----------------    -----------------    -----------------
                  Total sales                            29,548               23,897               77,976               68,044
                                              -----------------    -----------------    -----------------    -----------------
Cost of sales:
     Products                                             9,245                8,452               24,416               25,583
     Services                                             5,715                5,337               15,996               15,311
                                              -----------------    -----------------    -----------------    -----------------
                  Total cost of sales                    14,960               13,789               40,412               40,894
                                              -----------------    -----------------    -----------------    -----------------

  Gross profit                                           14,588               10,108               37,564               27,150

Operating expenses:
     Selling, general and administrative                  8,430                8,368               23,001               27,311
     Research and development                             1,911                2,015                5,890                6,891
     Other                                                    -                1,196                    -                3,384
                                              -----------------    -----------------    -----------------    -----------------
                  Total operating expenses               10,341               11,579               28,891               37,586
                                              -----------------    -----------------    -----------------    -----------------
Income (loss) from operations                             4,247               (1,471)               8,673              (10,436)

Interest income                                              84                  141                  397                  405
Interest and other expense                                 (133)                 (77)                (345)                (211)
                                              -----------------    -----------------    -----------------    -----------------
Income (loss) before provision for
   (benefit from) income taxes                            4,198               (1,407)               8,725              (10,242)
Provision for (benefit from)
   income taxes                                           1,427                 (394)               2,966               (3,000)
                                              -----------------    -----------------    -----------------    -----------------
Net income (loss)                             $           2,771    $          (1,013)   $           5,759    $          (7,242)
                                              =================    =================    =================    =================
Shares used to calculate basic net income
   (loss) per share                                      12,009               11,288               11,756               11,320
                                              =================    =================    =================    =================
Basic net income (loss) per share             $             .23    $            (.09)   $             .49    $            (.64)
                                              =================    =================    =================    =================
Shares used to calculate diluted net income
   (loss) per share                                      13,336               11,288               12,789               11,320
                                              =================    =================    =================    =================
Diluted net income (loss) per share           $             .21    $            (.09)   $             .45    $            (.64)
                                              =================    =================    =================    =================

See accompanying notes to consolidated financial statements.

                                               3D SYSTEMS CORPORATION
                                       Consolidated Statements of Cash Flows
                                                  (in thousands)

                                                                      NINE MONTH PERIODS ENDED
                                                               SEPTEMBER 29, 2000      OCTOBER 1, 1999
                                                               ------------------    ------------------
OPERATING ACTIVITIES:
  Net income (loss)                                            $            5,759    $           (7,242)
  Adjustments to reconcile net income (loss) to net cash
    used in operating activities:
      Deferred income taxes                                                 2,374                (1,836)
      Depreciation and amortization                                         4,938                 4,270
      Provision for accounts receivable                                    (1,137)                 (603)
      Increase (decrease) in cash resulting from changes in:
        Accounts receivables                                               (5,307)               (2,617)
        Lease receivables                                                  (1,166)                4,888
        Inventories                                                        (6,597)               (3,143)
        Prepaid expenses and other current assets                          (1,455)                 (139)
        Other assets                                                         (902)                   77
        Accounts payable                                                     (961)                1,768
        Accrued liabilities                                                   770                   813
        Customer deposits                                                     428                   185
        Deferred revenues                                                   3,081                (1,777)
        Other liabilities                                                  (1,021)                2,548
                                                               ------------------    ------------------
          Net cash used in operating activities                            (1,196)               (2,808)

INVESTING ACTIVITIES:
     Purchase of property and equipment                                    (3,893)               (5,003)
  Disposition of property and equipment                                     2,081                 2,401
  Additions to licenses and patents                                          (551)               (4,947)
  Purchase of short-term investments                                           -                   (497)
  Proceeds from short-term investments                                         -                  3,982
                                                               ------------------    ------------------
          Net cash used in investing activities                            (2,363)               (4,064)

FINANCING ACTIVITIES:
  Exercise of stock options                                                 3,619                   205
  Repayment of notes receivable from officers and employees                  (131)                 (100)
  Repayments of long-term debt                                               (110)                    -
                                                               ------------------    ------------------
          Net cash provided by financing activities                         3,378                   105
  Effect of exchange rate changes on cash                                    (145)                1,570
                                                               ------------------    ------------------
Net decrease in cash and cash equivalents                                    (326)               (5,197)
Cash and cash equivalents at the beginning of the period                   12,553                15,912
                                                               ------------------    ------------------

Cash and cash equivalents at the end of the period             $           12,227    $           10,715
                                                               ==================    ==================

See accompanying notes to consolidated financial statements.

                                                           3D SYSTEMS CORPORATION
                                           Consolidated Statements of Comprehensive Income (Loss)
                                                              (in thousands)

                                     THREE MONTH PERIODS ENDED                   NINE MONTH PERIODS ENDED
                               SEPTEMBER 29, 2000      OCTOBER 1, 1999     SEPTEMBER 29, 2000     OCTOBER 1, 1999
                               ------------------    ------------------    ------------------    ------------------
Net Income (loss)              $            2,771    $           (1,013)   $            5,759    $           (7,242)

Foreign currency translation               (1,524)                1,157                (3,194)                 (641)
                               ------------------    ------------------    ------------------    ------------------

Comprehensive income (loss)    $            1,247    $              144    $            2,565    $           (7,883)
                               ==================    ==================    ==================    ==================

                                                     3D SYSTEMS CORPORATION
                                             Notes to Consolidated Financial Statements
                                               September 29, 2000 and December 31, 1999

(1)    Basis of  Presentation

       The accompanying consolidated financial statements of 3D Systems Corporation and subsidiaries (the "Company") are prepared in accordance with instructions to Form 10-Q and, in the opinion of management, include all material adjustments (consisting only of normal recurring accruals) which are necessary for the fair presentation of results for the interim periods. The Company reports its interim financial information on a 13-week basis ending the last Friday of each quarter, and reports its annual financial information through the calendar year ended December 31. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The results of the nine-month period ended September 29, 2000 are not necessarily indicative of the results to be expected for the full year.

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

       In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," and amended it with Statement No. 138 in June 2000. It establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Management has not yet assessed the impact on the Company's operations. The Company will adopt Statement No. 133 as required for its first quarterly filing of fiscal year 2001.

(3)    Inventories (in thousands):


                                                            SEPTEMBER 29, 2000                   DECEMBER 31, 1999
                                                            ------------------                   ------------------
       Raw materials                                        $            1,945                   $            1,633
       Work in progress                                                    650                                  778
       Finished goods                                                   11,848                                6,375
                                                            ------------------                   ------------------
                                                            $           14,443                   $            8,786
                                                            ==================                   ==================


(4)    Property and Equipment (in thousands):

                                                            SEPTEMBER 29, 2000                   DECEMBER 31, 1999
                                                            ------------------                   ------------------
       Land and building                                    $            4,637                   $            4,637
       Machinery and equipment                                          18,857                               20,420
       Office furniture and equipment                                    3,061                                3,083
       Leasehold improvements                                            2,817                                2,836
       Rental equipment                                                  1,106                                1,014
       Construction in progress                                            529                                   97
                                                            ------------------                   ------------------
                                                                        31,007                               32,087
       Less accumulated depreciation                                  (17,165)                             (15,842)
                                                            ------------------                   ------------------
                                                            $           13,842                   $           16,245
                                                            ==================                   ==================

                                                      3D SYSTEMS CORPORATION
                                            Notes to Consolidated Financial Statements
                                              September 29, 2000 and October 1, 1999

(5)    Interest income and interest and other expense

       This primarily consists of interest income, interest expense and other expenses related to investment and leasing activities.


(6)    Employee Stock Purchase Plan

       In May 1998, the Company established the 1998 Employee Stock Purchase Plan (the "Plan") to provide eligible employees the opportunity to acquire limited amounts of the Company's common stock. Under the Plan, participants will receive options to purchase shares, which are exercisable no later than one year from the date of grant. The exercise price of each option will be the lesser of (i) 85% of the fair market value of the shares on the date the option is granted or (ii) 85% of the fair market value of the shares on the last day of the period during which the option is outstanding. An aggregate of 600,000 shares of common stock has been reserved for issuance under the Plan. As of September 29, 2000, 110,024 shares have been purchased through the Plan.

(7)    Computation of Earnings Per Share

       In accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share," basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Dilutive net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued. Potential common shares related to stock options and stock warrants are excluded from the computation when their effect is antidilutive.

       The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations for the nine month periods ended September 29, 2000 and October 1, 1999.

                                                                                  2000                1999
                                                                                --------           ---------
       Numerator:
       Net income (loss) - numerator for basic net income (loss)
        per share and dilutive net income (loss) per share                      $  5,759           $  (7,242)

       Denominator:
       Denominator for basic net income (loss) per share -
        weighted average shares                                                   11,756              11,320

       Effect of dilutive securities:

        Stock options and warrants                                                 1,033                   -
                                                                                --------           ---------

       Denominator for dilutive net income (loss) per share                       12,789              11,320
                                                                                ========           =========

       Common shares related to stock options and stock warrants that are antidilutive amounted to 110,801 shares and 2,205,986 shares for the nine months ended September 29, 2000 and October 1, 1999, respectively.

                                                           3D SYSTEMS CORPORATION
                                                Notes to Consolidated Financial Statements
                                                     September 29, 2000 and October 1, 1999

(8)    Geographic Segment Information

       All of the Company's assets are devoted to the manufacture and sale of Company systems, together with related supplies and services. The Company attributes revenues to geographic areas based on shipment in the country of origination.


       Summarized data for the Company's operations are as follows (in thousands):

                                                                         USA         EUROPE      ASIA     ELIMINATION        TOTAL
                                                                      -------------------------------------------------------------
       For the three month period ended September 29, 2000:
       Sales to unaffiliated customers                                $ 16,573      $11,347     $1,628    $        -       $29,548
       Inter-area sales                                                  2,503        1,586          -        (4,089)            -
       Income (loss) from operations                                     2,297        1,980          -           (30)        4,247

       For the three month period ended October 1, 1999:
       Sales to unaffiliated customers                                $ 14,982       $7,875     $1,040    $        -       $23,897
       Inter-area sales                                                  4,585          336          -        (4,921)            -
       Income (loss) from operations                                    (1,186)         305          -          (590)       (1,471)

       Inter-area sales to the Company's foreign subsidiaries are recorded at amounts consistent with prices charged to distributors, which are above cost.

(9)    Borrowings

       On August 8, 2000, 3D Systems, Inc., a subsidiary of 3D Systems Corporation, entered into a Revolving Line of Credit agreement (Line of Credit) which allows 3D Systems, Inc. to borrow up to $10.0 million subject to limits based on a percentage of eligible (as defined) accounts receivable and inventory held by 3D Systems, Inc. The interest on borrowings under the Line of Credit is at variable rates which float with the Chase Manhattan Bank Prime Rate ("Chase Bank Rate") or the London Interbank Offered Rates ("LIBOR"), plus an applicable margin ranging from 0.25% to 2.25% over the stated rates. Commencing with the first quarter of 2001, the margins will be based on 3D Systems, Inc.'s EBITDA and will range from 1.75% to 2.5% for LIBOR and 0% to 0.5% for the Chase Bank Rate. As of September 29, 2000, there were no material balances outstanding. 3D Systems, Inc. also pays a fee of 0.25% per annum on the unused amount of the Line of Credit. The Line of Credit has an initial term of three years with automatic annual renewals thereafter and is collateralized by the accounts receivable, inventory, property and equipment and other assets held by 3D Systems, Inc.

(10)   Extension of Regent Pacific Management Agreement

       On September 9, 2000, the Company extended its agreement with Regent Pacific Management Corporation from 12 months to 24 months, with the potential for additional extensions beyond that period. All other terms of the agreement remain substantially unchanged.

                             3D SYSTEMS CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


This discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto, Management's Discussion and Analysis of Results of Operations and Financial Condition, and Cautionary Statements and Risk Factors contained in the Company's annual report on Form 10-K for the year ended December 31, 1999.

Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Our future results could differ materially from those discussed here. Factors that could cause or contribute to these differences include, but are not limited to, our ability to contain costs, increase recurring revenue, maintain gross revenues at a level necessary to maintain gross profit margins, the availability and acceptance of products, the impact of competitive products and pricing, dependence on key personnel and suppliers, industry-wide domestic and international economic conditions and other risks detailed in our annual report on Form 10-K for the year ended December 31, 1999 under the section entitled "Cautionary Statements and Risk Factors."

OVERVIEW

We develop, manufacture and market worldwide solid imaging systems designed to rapidly produce physical objects from the digital output of solid or surface data from computer aided design and manufacturing ("CAD/CAM") and related computer systems. Our systems include SLA-Registered Trademark-systems and ThermoJet-TM- solid object printers.

SLA industrial systems use our proprietary stereolithography ("SL") technology, a solid imaging process which uses a laser beam to expose and solidify successive layers of photosensitive epoxy resin until the desired object is formed to precise specifications in epoxy or acrylic resin. SL-produced parts can be used for concept models, engineering prototypes, patterns and masters for molds, consumable tooling, and short-run manufacturing of final product, among other applications. ThermoJet solid object printers employ hot melt ink jet technology to build models in successive layers using our proprietary thermoplastic material. These printers, about the size of an office copier, are network-ready and are designed for operation in engineering and design office environments. The ThermoJet printer output can be used as patterns and molds, and when combined with other secondary processes such as investment casting, can produce parts with representative end-use properties.

Our customers include major corporations in a broad range of industries including service bureaus and manufacturers of automotive, aerospace, computer, electronic, consumer and medical products. Our revenues are generated by product and service sales. Product sales are comprised of sales of systems and related equipment, materials, software and other component parts, as well as rentals of systems. Service sales include revenues from a variety of on-site maintenance services, customer training, services provided by our Technology Centers and licensing of 3D Keltool-Registered Trademark- process and support services.

During the quarter ended September 29, 2000 we continued to show improvements in several areas from the operating plan put in place in the fourth quarter of 1999. As a result of increased recurring revenues, particularly materials, and increased unit sales, overall revenue improved considerably over the comparable period in the prior year. We also continued to realize the benefit from contracts for multi-unit sales of SLA and ThermoJet systems. These sales and marketing efforts, as well as strict cost controls, have resulted in overall increased revenue, significantly improved gross profits, reduced operating expenses and increased profitability. Going forward, we will continue to focus on multi-unit sales of our higher-end SLA systems, selling and marketing efforts relating to our lower-end SLA systems and ThermoJet printers, and continued cost containment efforts, all of which will provide continued opportunities for increased profitability.

On September 9, 2000 the Company extended its agreement with Regent Pacific Management Corporation from 12 months to 24 months, with the potential for additional extensions beyond that period. All other terms of the agreement remain substantially unchanged. The Board of Directors took this action based on the results achieved by Regent Pacific over the last year and the Board's confidence in their ability to continue to achieve continued results in the future. These are forward-looking statements and, as with other such statements, are subject to uncertainties. For example, the exact timing of customer requirements, competitive selling and pricing issues, particularly in Europe, requirements for continued developments of systems and materials, and any ineffectiveness of cost containment efforts may negatively impact our revenue and profitability objectives.

                                                           3D SYSTEMS CORPORATION

RESULTS OF OPERATIONS

The following table sets forth the percentage relationship of certain items from the Company's Statement of Operations to total sales:

                                                                            PERCENTAGE OF TOTAL SALES
                                                                            -------------------------
                                                      THREE MONTH PERIODS ENDED                      NINE MONTH PERIODS ENDED
                                               ---------------------------------------       -------------------------------------
                                               SEPTEMBER 29, 2000      OCTOBER 1, 1999       SEPTEMBER 29, 2000    OCTOBER 1, 1999
                                               ------------------      ---------------       ------------------    ---------------
Sales:
   Products                                           73.5%                  68.1%                  71.8%                 67.2%
   Services                                           26.5%                  31.9%                  28.2%                 32.8%
      Total sales                                    100.0%                 100.0%                 100.0%                100.0%
Cost of sales:
   Products                                           31.3%                  35.4%                  31.3%                 37.6%
   Services                                           19.3%                  22.3%                  20.5%                 22.5%
      Total cost of sales                             50.6%                  57.7%                  51.8%                 60.1%

Gross profit                                          49.4%                  42.3%                  48.2%                 39.9%
Selling, general and administrative expenses          28.5%                  35.0%                  29.5%                 40.1%
Research and development expenses                      6.5%                   8.4%                   7.6%                 10.1%
Other expenses                                           -                    5.0%                     -                   5.0%
Income (loss) from operations                         14.4%                  (6.1%)                 11.1%                (15.3%)
Interest income and interest and
   other expense, net                                 (0.2%)                  0.3%                   0.1%                  0.3%
Provision for (benefit from) income taxes              4.8%                  (1.6%)                  3.8%                 (4.4%)
Net income (loss)                                      9.4%                  (4.2%)                  7.4%                (10.6%)

                                                     3D SYSTEMS CORPORATION
                                Management's Discussion and Analysis of Financial Condition
                                              And Results of Operations (Continued)


The following table sets forth, for the periods indicated, total sales attributable to each of the Company's major products and services groups, and those sales as a percentage of total sales (in thousands, except for percentages):


                                        THREE MONTH PERIODS ENDED                         NINE MONTH PERIODS ENDED
                                        -------------------------                         ------------------------
                                SEPTEMBER 29, 2000          OCTOBER 1, 1999       SEPTEMBER 29, 2000          OCTOBER 1, 1999
                               --------------------         ---------------       -------------------         ----------------
Products:
  SLA systems
  and related equipment        $             12,669         $         9,527       $            30,810         $         26,984
  Solid object printers                       1,694                   1,623                     4,774                    3,630
  Materials                                   6,561                   4,428                    17,865                   12,872
  Other                                         800                     686                     2,550                    2,263
                               ---------------------        ----------------      --------------------        -----------------
   Total products                            21,724                  16,264                    55,999                   45,749
                               ---------------------        ----------------      --------------------        -----------------

Services:
  Maintenance                  $              6,727         $         6,937       $            19,353         $         19,772
  Other                                       1,097                     696                     2,624                    2,523
                               ---------------------        ----------------      --------------------        -----------------
  Total services                              7,824                   7,633                    21,977                   22,295
                               ---------------------        ----------------      --------------------        -----------------
   Total sales                 $             29,548         $        23,897       $            77,976         $         68,044
                               =====================        ================      ====================        =================

Products:
  SLA systems
  and related equipment                        42.9%                   39.9%                     39.5%                    39.7%
  Solid object printers                         5.7%                    6.8%                      6.1%                     5.3%
  Materials                                    22.2%                   18.5%                     22.9%                    18.9%
  Other                                         2.7%                    2.9%                      3.3%                     3.3%
                               ---------------------        ----------------      --------------------        -----------------
   Total products                              73.5%                   68.1%                     71.8%                    67.2%
                               ---------------------        ----------------      --------------------        -----------------

Services:
  Maintenance                                  22.8%                   29.0%                     24.8%                    29.1%
  Other                                         3.7%                    2.9%                      3.4%                     3.7%
                               ---------------------        ----------------      --------------------        -----------------
  Total services                               26.5%                   31.9%                     28.2%                    32.8%
                               ---------------------        ----------------      --------------------        -----------------
   Total sales                                100.0%                  100.0%                    100.0%                   100.0%
                               =====================        ================      ====================        =================

                             3D SYSTEMS CORPORATION
           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations (Continued)


THREE-MONTH PERIOD ENDED SEPTEMBER 29, 2000 COMPARED TO THE THREE-MONTH PERIOD ENDED OCTOBER 1, 1999.

SALES. Sales during the three month period ended September 29, 2000, (the "third quarter of 2000") were $29.5 million, a 23.7% increase from the $23.9 million recorded during the three month period ended October 1, 1999 (the "third quarter of 1999").

Product sales of $21.7 million were recorded for the third quarter of 2000, an increase of 33.6% compared to $16.3 million for the third quarter of 1999. The increase in product sales is due primarily to the growth in revenue for SLA systems and related equipment of $3.1 million or 33.0% and an increase in material revenues over the prior year's quarter of $2.1 million or 48.2%. The increase in SLA systems and related equipment revenue is attributable to sales of the higher-end SLA industrial systems. We expect to continue to sell more higher-end SLA industrial systems throughout the remainder of 2000. This is a forward-looking statement and is subject to uncertainties. For example, the exact timing of customer requirements, the ability of the factory to produce sufficient machines in a specified timeframe and the extended procurement cycle of large-dollar capital purchases in certain companies may significantly impact product sales in the remainder of 2000 and in future quarters.

The increase in material revenue primarily is due to an increase in the installed base of machines and a stronger sales and marketing emphasis on recurring revenue related to the post-installation sale of materials. We expect both of these trends to continue through the remainder of 2000. This is a forward-looking statement and, as with other such statements, is subject to uncertainties. For example, the introduction and related pricing of competitive systems and materials may negatively impact the growth rate of recurring revenue.

System orders and resultant sales may fluctuate on a quarterly basis as a result of a number of other factors, including world economic conditions, fluctuations in foreign currency exchange rates, acceptance of new products and the timing of product shipments. Due to the price of certain systems and the overall low unit volumes, the acceleration or delay of shipments of a small number of high-end SLA systems from one quarter to another can significantly affect the results of operations for the quarters involved.

Service sales during the third quarter of 2000 totaled $7.8 million, an increase of 2.5% from the third quarter of 1999 of $7.6 million. The increase is primarily a result of targeted sales and marketing activities to positively impact service sales, and higher revenue associated with time and material activities versus maintenance contracts.

                             3D SYSTEMS CORPORATION
           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations (continued)

COST OF SALES. Cost of sales increased to $15.0 million or 50.6% of sales in the third quarter of 2000 from $13.8 million or 57.7% of sales in the third quarter of 1999.

Product cost of sales as a percentage of product sales decreased to 42.6% in the third quarter of 2000 from 52.0% in the third quarter of 1999. This decrease as a percent of product sales is due primarily to reduced component costs, increased manufacturing activity relative to our level of fixed overhead expenses, and a shift in the sales mix to higher-end SLA systems in the third quarter of 2000 as compared to the third quarter of 1999, all of which positively impacted the overall product cost of sales as a percent of product revenue.

Service cost of sales as a percentage of service sales increased to 73.0% in the third quarter of 2000 from 69.9% for the third quarter of 1999. This is due to a change in the mix of service sales to those with lower gross margins in the third quarter of 2000.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses ("SG&A") totaled $8.4 million for both the third quarter of 2000 and the third quarter of 1999, as a result of continued cost controls offset by increased selling commissions as a result of higher sales levels.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses during the third quarter of 2000 decreased slightly to $1.9 million compared to $2.0 million in the third quarter of 1999. Research and development expenses as a percent of total revenue was 6.5% in the third quarter of 2000 compared to 8.4% in the third quarter of 1999, primarily due to increases in total revenue and the timing of the expenditures between the periods.

OTHER EXPENSES. Other expenses totaled $1.2 million in the third quarter of 1999. No such costs were incurred in the third quarter of 2000. The cost incurred in 1999 related to litigation and settlement costs and non-recurring charges associated with certain employee and exit plan costs.

INCOME (LOSS) FROM OPERATIONS. Operating income for the third quarter of 2000 was $4.2 million or 14.4% of revenue compared to an operating loss of $1.5 million or 6.1% of revenue in the third quarter of 1999. The improvement is attributable to increased revenue, improved gross margins and reduced operating expenses.

                             3D SYSTEMS CORPORATION
           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations (continued)


NINE MONTH PERIOD ENDED SEPTEMBER 29, 2000 COMPARED TO THE NINE MONTH PERIOD ENDED OCTOBER 1, 1999.

SALES. Sales for the nine month period ended September 29, 2000 (the "first nine months of 2000") were $78.0 million, a 14.6% increase from the $68.0 million for the nine month period ended October 1, 1999 (the "first nine months of 1999").

Product sales for the first nine months of 2000 of $56.0 million increased 22.4% from $45.7 million in the first nine months of 1999. The increase in product sales over the prior year is due primarily to increased sales of SLA systems and related equipment of $3.8 million or 14.2% and an increase in material revenue of $5.0 million or 38.8%. The increase in machine sales results from increased sales of the higher-end SLA industrial systems and ThermoJet solid object printers.

The increase in material revenue primarily is due to an increase in the installed base of machines and a stronger sales and marketing emphasis on recurring revenue related to the sale of materials derived from post-installation sales. We expect both of these trends to continue through the remainder of 2000. This is a forward-looking statement and, as with other such statements, is subject to uncertainties. For example, the introduction and related pricing of competitive systems and materials may negatively impact the growth rate of recurring revenue.

Service sales during the first nine months of 2000 totaled $22.0 million, a decrease of 1.4% or $0.3 million from the first nine months of 1999. The decrease in service revenue is a result of the net impact of a reduction in revenue from maintenance contracts and an increase related to time and material revenues.

COST OF SALES. Cost of sales decreased to $40.4 million or 51.8% of sales in the first nine months of 2000 from $40.9 million or 60.1% of sales in the first nine months of 1999.

Product cost of sales as a percentage of product sales decreased to 43.6% in the first nine months of 2000 compared to 55.9% in the first nine months of 1999. This decrease as a percent of product sales is due primarily to reduced component costs, increased manufacturing activity relative to our level of fixed overhead expenses, and a shift in the sales mix to higher-end SLA systems in the first nine months of 2000 as compared to the first nine months of 1999, all of which positively impacted the overall product cost of sales as a percent of product revenue.

Service cost of sales as a percentage of service sales increased to 72.8% in the first nine months of 2000 from 68.7% in the first nine months of 1999. This is attributable to a decrease in service revenue over the prior year and a change in the mix of service sales to those with lower gross margins in the third quarter of 2000.

                             3D SYSTEMS CORPORATION
           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations (continued)


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses decreased $4.3 million or 15.8% in the first nine months of 2000 compared to the first nine months of 1999. The decrease was primarily the result of cost reduction benefits associated with the operating plan adopted in late 1999, more focused selling and marketing efforts and high costs associated with the launch of new products in the first nine months of 1999, offset by increased selling commissions on higher volume of sales.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses during the first nine months of 2000 decreased $1.0 million or 14.5% to $5.9 million compared to $6.9 million the first nine months of 1999. This is a result of more focused engineering efforts on specific development projects and the introduction of new products in early 1999. Research and development expenses as a percentage of total revenue was 7.6% in the first nine months of 2000 compared to 10.1% in the first nine months of 1999.

OTHER EXPENSES. Other expenses totaled $3.4 million in the first nine months of 1999. No such costs were incurred in the first nine months of 2000. The cost incurred in 1999 related to litigation and settlement costs and non-recurring charges associated with certain employee and exit plan costs.

INCOME (LOSS) FROM OPERATIONS. Operating income for the first nine months of 2000 was $8.7 million or 11.1% of total revenue versus an operating loss of $10.4 million or 15.3% of total revenue in the first nine months of 1999. The improvement is primarily attributable to increased revenue, improved gross margins and reduced operating expenses.



                                         3D SYSTEMS CORPORATION
                        Management's Discussion and Analysis of Financial Condition
                                  And Results of Operations (Continued)

LIQUIDITY AND CAPITAL RESOURCES

                                                     SEPTEMBER 29, 2000                 DECEMBER 31, 1999
                                                     ------------------                 -----------------
Cash and cash equivalents                              $     12,227                      $     12,553
Working capital                                              40,045                            31,219


                                                                    NINE MONTH PERIODS ENDED
                                                                    ------------------------
                                                     SEPTEMBER 29, 2000                 OCTOBER 1, 1999
                                                     ------------------                 ---------------
Cash used for operating activities                     $      (1,196)                    $      (2,808)
Cash used for investing activities                            (2,363)                           (4,064)
Cash provided by financing activities                          3,378                               105


The use of cash for operating activities in the first nine months of 2000 of $1.2 million primarily results from net income of $5.8 million, non-cash depreciation and amortization charges of $4.9 million, an increase in deferred revenues of $3.1 million and the decrease in deferred income taxes of $2.4 million, which is partially offset by an increase in inventory related to finished goods of $6.6 million, an increase in accounts receivable of $5.3 million, an increase in prepaid expenses of $1.5 million, a decrease in accounts payable of $1.0 million, an increase in lease receivables of $1.2 million, and the net effect of changes in various other current asset and current liability accounts.

Operating activities in the first nine months of 1999 had a net use of cash of $2.8 million. This is primarily the result of the net loss of $7.2 million, increased inventories of finished goods and service parts in Europe, and a reduction in deferred revenues due to lower shipments of large frame SLA industrial systems, partially offset by a decrease in lease receivables of $4.9 million primarily due to the Company's decision to sell $2.2 million in its lease portfolio.

Net cash used for investing activities during the first nine months of 2000 totaled $2.4 million and was primarily the result of net additions to property and equipment and additions to licenses and patents. Net cash used for investing activities in the first nine months of 1999 totaled $4.1 million and resulted from the net additions to property and equipment, additions to licenses and patents, and the net proceeds from short-term investments.

Net cash provided by financing activities during the first nine months of 2000 and 1999 totaled $3.4 million and $0.1 million, respectively, and was primarily the result of the exercise of stock options.

On August 8, 2000, 3D Systems, Inc., a subsidiary of 3D Systems Corporation entered into a Revolving Line of Credit agreement (Line of Credit) which allows 3D Systems, Inc. to borrow up to $10.0 million subject to limits based on a percentage of eligible (as defined) accounts receivable and inventory held by 3D Systems, Inc. The interest on borrowings under the Line of Credit is at variable rates which float with the Chase Manhattan Bank Prime Rate or the London Interbank Offered Rates ("LIBOR"), plus an applicable margin ranging from 0.25% to 2.25% over the stated rates. Commencing with the first quarter of 2001, the margins will be based on 3D Systems, Inc.'s EBITDA and will range from 1.75% to 2.5% for LIBOR and 0% to 0.5% for Chase Bank Rate. As of September 29, 2000, there were no material balances outstanding. 3D Systems, Inc. also pays a commitment fee of 0.25% per annum on the unused amount of the Line of Credit. The Line of Credit has an initial term of three years with automatic annual renewals thereafter and is collateralized by the accounts receivable, inventory, property and equipment and other assets held by 3D Systems, Inc.

We believe that funds generated from operations and available under the Line of Credit will be sufficient to satisfy our anticipated working capital requirements for at least the next 12 months. From time to time, we consider the acquisition of businesses, products or technologies complementary to our current business, although we have no current commitments or agreements with respect to any such transactions. Should we decide to pursue such a transaction, we may need to borrow additional funds.

                             3D SYSTEMS CORPORATION


ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of interest rate changes and foreign currency fluctuations.

INTEREST RATE RISK. The information required to be disclosed related to interest rate risk is not significantly different from the information set forth in Item 7a Quantitative and Qualitative Disclosures About Market Risk included in the 1999 Form 10-K and is therefore not presented here.

FOREIGN CURRENCY RISK. International sales are made primarily from our foreign sales subsidiaries in their respective countries and are denominated in United States dollars or the local currency of each country. Our exposure to foreign exchange rate fluctuations arises in part from inter-company accounts in which costs incurred in the United States are charged to our foreign sales subsidiaries. These inter-company accounts are denominated in United States dollars. The duration of these exposures is minimized through our use of an inter-company netting and settlement system that settles all of our inter-company trading obligations once per month. In addition, selected exposures are managed by financial market transactions in the form of forward foreign exchange and put option contracts. We do not enter into derivative contracts for speculative purposes. We do not hedge our foreign currency exposure in a manner that would entirely eliminate the effects of changes in foreign exchange rates on our consolidated net income.

At September 29, 2000, the amounts covered by all of our open forward foreign exchange and put option contracts were $3.7 million related to transactions denominated in Euros and pounds sterling, with settlement dates in October and November 2000. There were no open forward foreign exchange contracts or put options as of the comparable period in 1999.

As of September 29, 2000 we had investments in foreign operations that are sensitive to foreign currency exchange rates, including non-functional currency denominated receivables and payables. The net amount that is exposed in foreign currency when subjected to a 10% change in the value of the functional currency versus the non-functional currency would produce an immaterial change in our balance sheet as of September 29, 2000.


PART II - OTHER INFORMATION


ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibits
    10.1   Amendment to Regent Pacific Management Agreement
    10.2   CIT Revolving Line of Credit Agreement
    27.    Financial data schedule.

(b) Reports on Form 8-K
    Current Report on Form 8-K, Items 4 and 7, filed on September 11, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




/s/ H. MICHAEL HOGAN III
--------------------------------------------------
H. Michael Hogan III                                   Date:  November 9, 2000
Senior Vice President and Chief  Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)


(Duly authorized to sign on behalf of Registrant)