Form 10-K
period 2000-12-31
3 D SYSTEMS CORP
filed 2001-03-16
CIK 910638

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-22250

3D SYSTEMS CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation)	95-4431352 (I.R.S. Employer of incorporation or organization Identification No.)

26081 Avenue Hall
Valencia, California 91355
(Address of principal executive offices and zip code)

(661) 295-5600
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.001 par value

Preferred Stock Purchase Rights

    Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any Amendment to this Form 10-K. [ ]

    At February 28, 2001, there were outstanding 12,303,197 shares of the Common Stock of Registrant, and the aggregate market value of the shares held on that date by non-affiliates of Registrant, based on the closing price ($12.625 per share) of the Registrant's Common Stock on the Nasdaq National Market on that date, was $98,254,126. For purposes of this computation, it has been assumed that the shares beneficially held by directors and officers of Registrant were "held by affiliates;" this assumption is not to be deemed to be an admission by such persons that they are affiliates of Registrant.

DOCUMENTS INCORPORATED BY REFERENCE

    Portions of Registrant's Proxy Statement with respect to its 2000 Annual Meeting of Shareholders, currently scheduled to be held May 9, 2001, are incorporated by reference into Part III of this Report.

    Exhibit index is located on page 31.

3D SYSTEMS CORPORATION

Annual Report on Form 10-K for the
Year Ended December 31, 2000

PART I

Item 1. Business

    For a discussion of certain material factors which may affect the Company, see "Cautionary Statements and Risk Factors" commencing on page 9 of this Report.

General

    3D Systems Corporation (the "Company," "We," or "Us") develops and manufactures solid imaging systems that it markets to a worldwide customer base. Solid imaging systems are designed to rapidly produce three-dimensional physical objects from digital data using computer aided design and manufacturing ("CAD/CAM") software utilities and related computer applications. Our hardware products include SLA® industrial systems and ThermoJet® solid object printers. We market and distribute consumable materials used in these systems, and, in the case of the ThermoJet printers, we also produce the materials. Our growing installed base of systems requires an ongoing supply of materials as well as service support. ThermoJet printers use proprietary materials developed, manufactured and sold exclusively by us. For SLA systems, we are the exclusive worldwide distributor (except for Japan) of Vantico International S.A.'s ("Vantico") stereolithography photopolymer liquid resins ("resins"), which we develop in conjunction with Vantico. Unless otherwise indicated, all references to "Vantico" include Vantico Holding S.A. and its affiliates, including Vantico Group S.A. and Vantico International S.A. Vantico acquired the assets of the Performance Polymer Division of Ciba Specialty Chemicals, Inc. ("CSC"), with which we formerly had the same distributor and development relationship with respect to resins.

    SLA industrial systems use our proprietary stereolithography ("SL") technology, a solid imaging process that uses a laser beam to expose and solidify successive layers of a photosensitive liquid until the desired object is formed to precise specifications in epoxy or acrylic resin. SL-produced parts can be used for concept models, engineering prototypes, patterns and masters for molds, consumable tooling or short-run manufacturing of final product, among other applications. SL technology can provide users with significant product development time-savings, cost reductions and improved quality, compared to traditional modeling, tooling and pattern-making techniques. In addition, with appropriate material functionality, SL technology can produce durable parts which can be used for rapid manufacturing.

    ThermoJet solid object printers, which are about the size of office copiers and are designed for operation in engineering and design office environments, employ hot-melt ink jet technology to build 3-dimensional models in successive layers using our proprietary thermoplastic materials ("3D printing"). Designers, engineers, and other users of CAD/CAM utilities can incorporate our printers into office networks as a shared resource, to rapidly produce models of products under development for design concept communication and validation. In addition, objects produced by 3D printing can be used as patterns and molds and, when combined with other secondary processes, such as investment casting, can produce parts with representative end-use properties.

    We provide, either directly or through our network of authorized distributors, a variety of processing materials and on-site maintenance services for both SLA systems and ThermoJet printers.

    We market directly and through secondary distribution channels to customers in the United States, Europe and Asia, and through distributors and sales agents in other countries. Our customers include major corporations throughout the world in a broad range of industries including manufacturers of automotive, aerospace, computer, electronic, consumer and medical products. We also sell SLA systems and ThermoJet printers to government agencies, universities and to independent service bureaus that, for a fee, provide SL and 3D printing services to their customers.

    As of December 31, 2000, we held 232 patents related to solid imaging: 114 United States; 64 European; 12 Japanese; and 42 other foreign patents. We continue to develop new products and processes to expand the applications of solid imaging, and to develop improvements to our existing product lines. In conjunction with Vantico, we continue to develop materials for our SLA systems with different and improved characteristics to expand SL applications. Vantico is a Luxembourg-based multinational manufacturer and distributor of specialty chemicals, and is a 14% beneficial shareholder of the Company at February 28, 2001, as well as a distributor of our SLA products in Japan.

    Solid imaging is a relatively new field embodying the use of computers and computer automated equipment to rapidly produce prototypes, models and even low-volume production quantities of physical objects that traditionally have been produced by machining and other methods. We believe that stereolithography and solid imaging hot melt ink jet ("multi-jet modeling" or "MJM") technologies, which we have developed and patented, represent the most significant developments in this field. While alternative technologies exist and significant research and development efforts are currently being undertaken by corporations and universities around the world in an attempt to develop additional alternative technologies and techniques, we remain the leader in the solid imaging field on the basis of total revenue and systems installed.

Corporate Structure

    The Company is a Delaware corporation, and is the sole shareholder of 3D Canada Company, a Nova Scotia unlimited liability company ("3D Canada") (formerly 3D Systems (Canada) Inc., a British Columbia corporation). The Company and 3D Canada jointly own 3D Holdings LLC, which is the sole shareholder of 3D Systems, Inc., a California corporation ("3D California"), which directly and through its direct and indirect subsidiaries conducts substantially all of the Company's business. 3D California's direct subsidiaries include 3D Systems Europe Ltd., a United Kingdom company, which serves as the headquarters for the Company's European operations.

    Unless otherwise indicated, all references in this document to the Company, we, or us include 3D Systems Corporation, 3-D Systems Inc., its British Columbia predecessor ("3-D Canada"), 3D Canada and its predecessor, 3D Systems (Canada), Inc. and 3D Systems, Inc. and its subsidiaries.

Products and Services

    For an analysis of revenues attributable to our product and service groups, see "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition—Results of Operations" beginning on page 22 of this report.

    SLA Systems and Related Equipment.  As of December 31, 2000, our SLA product line included five SLA industrial systems: the SLA 250 Series 50; the SLA 250/50 HR ("High Resolution"); the SLA 3500; the SLA 5000; and the SLA 7000. All models use SL technology. The models vary in their capabilities including the resolution and accuracy of part building, the maximum size of objects that can be produced, object building speed, and system price. Beginning March 5, 2001, as more fully described below under Recent Product Introductions, we added a new SLA system, the Viper si2™.

    SLA systems use an ultraviolet laser to convert liquid photosensitive polymers into solid cross-sections, layer by layer, until the desired 3-dimensional objects are complete. SLA systems are capable of making multiple objects at the same time; however, each SLA system is limited in the size of the objects that it can make during a single build session. Therefore, the system can make only scale models of very large objects or, alternatively, full-scale portions of large objects which are then joined together. The SLA 250 system, for example, can create a model, section of a model or other object with maximum size of 10 inches × 10 inches × 10 inches (250 mm × 250 mm × 250 mm). On the other hand, the maximum size model, section of a model or other object that can be created using the SLA 7000 system is 20 inches × 20 inches × 24 inches (500 mm × 500 mm × 600 mm).

    SLA systems are installed in many of the largest manufacturing organizations in the world and are used in a wide variety of applications, varying from short production runs of end-use products to producing automobile prototype parts to creating new designs for testing in consumer focus groups.

SLA systems are generally designed to build communication models to enable users to share ideas and evaluate concepts; perform form, fit and function testing on working prototypes; build master patterns for investment casting; or quickly produce parts for direct use in working prototypes. In addition, our products have been customized to produce thousands of tools and end-use parts in specialized industry situations ("niche customization"), including certain medical device/dental applications. As we work to improve process and material functionality, we anticipate increasing our sales into niche customization applications. This is a forward-looking statement, however, and, as with any such statement, is subject to risk. For instance, we may not experience commercial acceptance of such applications, development or operational issues may arise, and our technologies and products may not be suitable for all customization applications.

    We also market ultraviolet curing devices ("PCAs") used in conjunction with SLA systems. The PCA provides uniform long wave ultraviolet illumination. When an SLA system has completed a typical object, a small amount of the resin has not been fully "cured" or hardened. Full curing requires an additional one to two hours of exposure to ultraviolet illumination, which can be accomplished most effectively through the use of our PCAs. Approximately 64% of all SLA systems sold by us have been purchased with a PCA.

    Solid object printers.  The ThermoJet printer is a network-ready system, about the size of an office copier, that uses a hot melt ink jet technology to print models by accumulating material in successive layers using proprietary thermoplastic solid imaging materials ("SIM") and a print head with hundreds of jets oriented in a linear array. The print head scans back and forth, similar to desktop ink jet printers, depositing layer upon layer of material to form the physical model. The printers offer a part-building capacity of 10 inches × 7.8 inches × 8 inches (250 mm × 195 mm × 200 mm).

    The ThermoJet printer creates concept models used for design reviews, form and fit checking, styling, ergonomics evaluation and CAD-model verification. 3D printing provides a communication tool that is more easily understood by both technical and non-technical people than complex two-dimensional presentation drawings. Because SIM is substantially similar to investment casting waxes, ThermoJet printer models can be readily used in the foundry environment for the production of investment casting patterns.

    Materials.  We develop and manufacture the SIM used by the ThermoJet printer. Currently we market four types of SIM, in several shades. We anticipate, based upon our research and development efforts, that we will market additional SIM types with differing material properties. We are the exclusive worldwide distributor (other than Japan), to users of SL systems, of Vantico photosensitive liquid resins for stereolithography (see "Marketing and Customers—Photopolymer Distribution Agreement" see page 9). Currently, we market a total of 15 different resins, which vary in building speed, accuracy, surface finish and mechanical properties. Depending upon results obtained under our Photopolymer Research Agreement (described under "Research and Development," on page 7), we anticipate that we will market additional types of resins with varying properties. Most of our customers purchase materials from us at the time of initial purchase of equipment (SLA system or ThermoJet printer). We also sell materials necessary for ongoing operation of the machines. For the years ended December 31, 2000, 1999 and 1998, revenues from materials sales were $25.3 million, $18.6 million and $15.6 million, respectively. Approximately three-quarters of our materials revenue is from ongoing operation of the machines.

    Software.  We develop part preparation software for personal computers and engineering workstations that is designed to enhance the interface between CAD/CAM utilities and our solid imaging products. Solid CAD/CAM data is converted to the STL format within the CAD/CAM utility; then, depending on the specific software package, the object can be viewed, rotated, scaled, and model structures added. The software then generates the information that will be used by the SLA system or ThermoJet printer for creation of the solid images.

    QuickCast™ Technology.  Our QuickCast build style consists of a special process for making precision investment casting patterns using SL technology. Investment casting is a process whereby a foundry uses wax patterns to generate molds into which liquid metal is poured to form the part. Each wax pattern can be used only once to produce a mold. Similarly, the QuickCast process uses our SLA systems to produce foundry-useable mold patterns suitable for limited-run investment casting. While not cost-competitive for high-capacity manufacturing, the ability to rapidly produce prototypes and short-run production quantities of fully functional complex metal parts, in a wide variety of metals, is a major technological advantage of SL. All of the SLA systems we sell include the software capability to use the QuickCast process.

    Maintenance.  All of the SLA systems we sell include on-site hardware and software maintenance service, during a warranty period (typically one year) at no additional charge. All ThermoJet printers include at least a 90-day warranty period at no additional charge. After the warranty period, we offer customers optional maintenance contracts, which are available on a monthly and annual basis. Approximately three-quarters of the services we provide are for post-warranty maintenance contracts. Although purchasers are not required to enter into maintenance contracts with us, a majority of our United States, Asia Pacific and European SLA system customers are parties to these contracts, and many others obtain our maintenance services on a time and materials basis. Customers acquiring systems from some of our overseas distributors are offered maintenance contracts by the distributors. For the years ended December 31, 2000, 1999 and 1998, revenues from maintenance contracts and maintenance services were approximately $26.1 million, $26.7 million and $28.1 million, respectively. As of December 31, 2000, we had a staff of 122 full-time employees who provide on-site remedial and preventive maintenance services necessary to keep the equipment in good operating condition. To date, warranty expenses and product returns have not been significant.

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

    3D Keltool® Process.  The 3D Keltool process uses master patterns to produce highly accurate steel tool core and cavity inserts for use in plastic injection molding machines. In 1998, we began licensing this technology to our customers for their direct use.

    Recent Product Introductions.  In order to improve and expand the capabilities of our systems and related software and materials, as well as to enhance our portfolio of proprietary intellectual properties, we have historically devoted a significant portion of our resources to research and development activities. Recent product introductions include:

  •
  3D Lightyear™ 1.1   part preparation software was released in the first quarter of 2000. A major feature of the release was the introduction of Finepoint™ supports, which enables a new method of supporting SL parts, resulting in better part surface finish and better part building yield. 3D Lightyear 1.1 software exploits the power of the Windows NT operating system. The accompanying release of control software, Buildstation 5.1, for the SLA 350/3500/500/5000/7000 systems also incorporates new functions for customers who own these large-frame SLA machines.
  •
  SL 5430   material for the SLA 500 system was released in January 2000. It combines excellent productivity and clarity, with high temperature resistance—up to 250° C/482° F.

  •
  SL 7540   material was released in March 2000 for all three solid-state platforms (the SLA 3500/5000/7000 systems). It has superior material properties, offering exceptional durability and surface quality and, in many cases, provides material properties suitable for functional testing of thermoplastic designs. This material was released in conjunction with the new versions of our Lightyear and Buildstation software (1.1 and 5.1, respectively, discussed above). In combination, the software and material are an important step ahead in part building and part versatility.
  •
  TJ 2000   material for the ThermoJet printer was released in June 2000. It is stronger than its predecessors and creates models that are more robust than any prior SIM produced by 3D Systems.
  •
  SL 7520   material was released in June 2000 for the SLA 7000 system. Its higher initial green strength provides greater part-building yield for certain applications and part geometries. It provides faster throughput for QuickCast build style part building and has replaced other materials where fast production is vital.
  •
  SL 5240   material for the SLA 250 system was released in the fourth quarter of 2000 and is comparable to SL 7540 material. It was formulated for the laser wavelength of the SLA 250 system. Like SL 7540 material, it offers exceptional durability and surface quality and, in many cases, provides material properties suitable for functional testing of thermoplastic designs.
  •
  Viper si2 SLA system   was announced in March 2001. This system combines the versatility of the high-end SLA systems with the affordability of our entry-level industrial systems. The Viper si2 system is our first system to offer standard and high-resolution build modes in one package. The new machine builds parts as large as 10 inches × 10 inches × 10 inches (250 mm × 250 mm × 250 mm) and runs on a Windows NT-based operating system with Buildstation software enabling maximum ease of use.

Research and Development

    Our ability to compete successfully depends, among other things, on our ability to design and develop new machines, materials and applications, and to refine existing products. For the foreseeable future, we anticipate that our research and development efforts will be focused on system design and material functionality improvements for 3D printers and SL systems, and developing software to facilitate the interface between our solid imaging systems and CAD/CAM programs. Research and development expenses decreased in 2000 to $7.8 million from $8.9 million in 1999. The decrease in research and development expenses in 2000 was primarily a result of more focused engineering efforts on specific development projects and the introduction of new products in early 1999. Based on our historical expenditures related to research and development and our current development goals, we anticipate, for the foreseeable future, research and development expenses will be equal to approximately 8% of sales. This is a forward-looking statement, however, and, as with any such statement, is subject to risk. For example, if our total sales for any particular period do not meet our anticipated sales for that period, research and development expenses as a percentage of sales may exceed 8%. As of December 31, 2000, 47 employees or contractors were devoting substantially all of their time to research and development activities, compared to 50 employees at December 31, 1999.

    We believe that further refinements in stereolithography will depend upon improvements not only in our SL products, but also in the chemical makeup and types of materials available to customers. To this end, we have dedicated a significant amount of time to the development of new materials. We are a party to a Research and Development Agreement with Vantico (the "Photopolymer Research Agreement") providing for the development of liquid photopolymers, photopolymerizable monomers, photoinitiators and other resins for use with our SLA systems. Subject to certain conditions, the Photopolymer Research Agreement will remain in effect until either party gives the other six months notice of intent to terminate the agreement. Pursuant to the Photopolymer Research Agreement, the two companies work jointly, with each company funding its own portion of the research. Ownership of any inventions or know-how, whether patented or not, will accrue to Vantico if they are chemical in nature, and to us if they relate to the stereolithographic process. If the Photopolymer Research Agreement is not continued in its current form, we may be unable to develop, or be delayed in the development of, improvements in the chemical makeup and functionality of the resins used in the SL fabrication process, which could result in a material adverse effect on our revenues, results of operations, liquidity and financial position.

    In February 2001 we acquired the stock and intellectual property of OptoForm SARL, a start-up company that has developed SL machines that are capable of using non-liquid materials. To meet the requirements of a broad number and type of rapid manufacturing and niche customization applications, significant advancements in materials will be required. We anticipate that these materials will have different properties than our current products, including, for example, much higher viscosity. The purchase of OptoForm SARL provided us with independently-developed hardware, processing techniques, and materials which enhance our ability to offer complete solutions for short-to-medium run direct manufacturing and rapid tooling applications.

    We believe that further refinements in solid object printing will come as a result of investment in the areas of material development, solid imaging processes and the printing mechanism. We believe synthetic specialty chemicals will allow future SIM formulations to demonstrate significant improvement in the material durability and other mechanical properties, and that investment in the solid imaging build processes will result in improvements in the quality of the model output from the build process. We believe these improvements will include faster model build times, higher resolution and smaller layer steps, more accurate geometry representation and smoother and more uniform surface finish on all surfaces of the finished model. Investment in the printer system design and mechanism is expected to result in substantial cost savings, an increase in reliability, portability and improvements in ease of use. In 2000, we continued our research into new MJM materials, devoting a large portion of the year to the development of improved materials directed at addressing the top customer-identified requirements, including part durability, down-facing surface quality and post-processing effort. By combining our knowledge of both MJM and SLA material technology, we anticipate that, when commercialized, the new materials will more appropriately meet the needs of the expanding design communication market.

    The foregoing discussion relating to our research and development activities includes statements that involve risks and uncertainties. For a discussion of the factors associated with these forward-looking statements which could cause actual results to differ materially from those projected in the statements, see "Cautionary Statements and Risk Factors—We Must Keep Pace with Technological Change and Introduce New Products to Remain Competitive" and "Our New Products May Not Be Commercially Accepted" on pages 13 and 14.

Marketing and Customers

    Our sales and marketing strategy focuses on an internal sales organization, which is responsible for overseeing worldwide sales and value-added resellers, as well as the utilization of knowledgeable international distributors. We employ a direct sales force consisting of sales persons and application specialists that provide technical sales support. At December 31, 2000, our worldwide sales and support staff consisted of 85 employees that are primarily located in the United States and Europe. We have sales offices in the United States in California and Michigan; our European offices are located near Frankfurt, London, Paris, Barcelona and Milan, and our Hong Kong office serves the Asia Pacific region.

    International Sales.  International sales, the majority of which are in Europe and Asia, accounted for 46.1%, 47.5% and 44.1% of total sales in the years ended December 31, 2000, 1999 and 1998, respectively. (See "Note 16 of Notes to Consolidated Financial Statements.") Platform sales to automotive and Formula One customers remain high, but sales to the consumer electronics industry also showed a large percentage of growth year over year. For a discussion of risks associated with international operations, see "Cautionary Statements and Risk Factors—There are Many Risks Associated with International Business" on page 15.

    Customers.  Our customers include major companies in a broad range of industries throughout the world, including manufacturers of automotive, aerospace, computer, electronic, consumer and medical products. Purchasers of our systems include original equipment manufacturers ("OEMs") such as AMP, Inc., Apple Computer, Inc., Audi AG, Benetton F1, Boeing Company, BMW Group, Canstar Sports, Inc., DaimlerChrysler Corp., Eastman Kodak Company, The Electrolux Group, General Electric Company, General Motors Corporation, Delphi Automotive Systems, Hasbro, Inc., Jordan Grand Prix, International Business Machines Corporation, Johnson & Johnson, Motorola, Inc., Navistar International Corporation, Nike, Inc., Pratt & Whitney, Raytheon Company and Texas Instruments, Inc. We also sell our products to government agencies and universities, which generally use our machines for research activities, and to independent service bureaus, including Arrk Creative Network, the largest rapid prototype manufacturer in the world, General Pattern, Moehler Design and INCS, Inc., which for a fee provide stereolithographic services to their customers. Our primary niche customization customer is Align Technology, Inc.

    Photopolymer Distribution Agreement.  Pursuant to an agreement with Vantico and subject to conditions set forth in the agreement, we are the exclusive worldwide distributor to users of SL processes of all Vantico liquid SL photopolymers. At our request, an affiliate of Vantico currently sells such photopolymers in Japan to our Japanese distributor. Subject to certain conditions, so long as Vantico provides adequate supplies, we are required to fill all of our requirements for our liquid photopolymers through purchases from Vantico. Subject to certain conditions, the agreement will remain in effect until either party gives the other six months advance notice of termination. There can be no assurance that this agreement will remain in place. Though we believe we can obtain alternate agreements from other manufacturers, the termination of this agreement or interruption of supply would have a material adverse effect on our revenues, results of operations, liquidity and financial position, at least in the short term. (See "Cautionary Statements and Risk Factors—We Depend on a Single or Limited Suppliers for Certain of our Components" on page 14.)

    Customer Support and Service.  Before installation of an SLA system, a new purchaser typically receives training at our facilities. During the first several days after installation, an applications engineer remains at the customer location to ensure that the customer is able to operate the system effectively and to answer any questions that may arise. We also make available to our customers, for a fee, additional training courses in SLA system features and applications.

    No training is necessary in connection with the purchase of a ThermoJet printer.

    We offer maintenance contracts to our customers, which generate recurring revenue. (See "Products and Services," on page 3, above.) We also make available, in the United States, a hotline to all of our users with maintenance contracts. The hotline is staffed with technical representatives who answer questions and arrange for on-site remedial services if necessary. The hotline is available Monday through Friday, local holidays excepted, 5:00 a.m. to 5:00 p.m. Pacific time. In addition, customer service, troubleshooting and answers to frequently asked questions ("FAQs") are available through our website, www.3dsystems.com. Customers may also reach us through e-mail, 24 hours a day.

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

    Although there is more than one potential supplier for many material components parts, subassemblies and materials, several of the critical components, materials, and subassemblies, including lasers, materials, and certain ink jet components, are currently provided by a single or limited sources. Liquid resins for SLA systems are supplied exclusively by Vantico under the Photopolymer Distribution Agreement, described above, and either party has the right to terminate this agreement with six months notice. Our reliance on sole or limited source vendors involves risks, including the possibility of shortages of certain key components, product performance shortfalls, and reduced control over delivery schedules, manufacturing capability, quality and costs. Business disruptions, financial difficulties, or any significant change in the condition of or our relationship with a sole or limited source supplier of any particular component could have a material and adverse effect on our revenues, results of operations, liquidity and financial condition by increasing the cost of goods sold or reducing the availability of such components. An unanticipated change in the source of supply of these components or unanticipated supply limitations could adversely affect our short-term ability to meet our product orders. (See "Cautionary Statements and Risk Factors—We Depend on a Single or Limited Suppliers for Certain of our Components" on page 14.)

Competition and Patent Rights

    We believe there are no products technologically similar to our SLA systems being sold in significant quantities in the United States; however, products similar to our SLA systems are manufactured and sold by other companies in the Pacific Rim. In addition, we believe that there are other companies researching, designing, developing and marketing other types of solid imaging equipment in the United States and in foreign markets, and additional companies may announce plans to enter the solid imaging business, either with equipment similar to ours, or with other types of equipment. (See "Cautionary Statements and Risk Factors—We are Subject to Intense Competition" on page 16.)

    Although it is estimated that there are approximately 20 companies currently manufacturing rapid prototyping equipment, the following is a brief description of competing products or technologies of the companies that we believe are our current primary competitors in the SL area. DTM, Inc. markets systems based on a technology called Selective Laser Sintering, which uses a powdered material that is sintered (solidified by heating) by energy supplied by a laser. Stratasys, Inc. ("Stratasys") markets a Fused Deposition Modeling process that builds objects by dispensing individual layers of thermoplastic material through a temperature controlled head.

    Teijin Seiki, which acquired NTT Data CMET, and D-MEC market products similar to our SL products in Japan. During 1998, we signed patent cross-license agreements with NTT Data Corporation and NTT Data CMET (marketed by Teijin Seiki) and with Sony Corporation (marketed by D-MEC). Under these agreements, Sony and NTT Data each obtained a non-exclusive license to produce and sell SL systems in the Asia Pacific area. In addition, E.I. du Pont de Nemours and Company ("DuPont") has licensed certain SL technology to Teijin Seiki of Japan and Aaroflex of the United States. We believe that other Japanese companies also may be developing and marketing products similar to ours. Aaroflex, Inc. ("Aaroflex"), headquartered in Virginia, has sold and delivered at least one machine in the United States that offers the same functions as our SLA systems. (See "Item 3. Legal Proceedings" on page 18.)

    We believe that currently available alternatives to SL generally are not able to produce models having the dimensional accuracy and fine surface finish of models provided by our SL process. However, competitors have successfully marketed their products to our existing and potential customers. Furthermore, in many cases, the existence of these competitors extends the purchasing time while customers investigate alternative systems. We compete primarily on the basis of the quality of our products and the advanced state of our technology. Although we do not rely totally on our patents to compete, we believe that our patents will help us maintain our leading position in the SL field in the United States and Europe. During 2000, we entered into a patent license agreement with Rockwell Science Center for rights relating to direct metal fabrication technology, and we received an exclusive license, with the right to revert to a non-exclusive license, under patents relating to the use of polysiloxanes in stereolithography. (See "Proprietary Protection," on page 12, and "Cautionary Statements and Risk Factors—Patents and Proprietary Information are Critical to our Success" on page 16.)

    A number of companies, including DSM Desotech Inc. ("DSM"), which acquired the SOMOS solid imaging business of DuPont in April 1999, are currently selling SL resins, which either complement or compete with those we distribute. We believe that we supply resins to owners of a majority of the SLA systems currently installed worldwide.

    With respect to our solid object printers, we believe that the following companies are our current primary competitors. Stratasys, described above, is also a competitor in the 3D-printer area. Sanders Prototyping markets ModelMaker, a technology that deposits wax material using an ink jet print head. Z Corporation makes a printer that produces models using a starch-based powder material and a water-based liquid binder. A potential new competitor, Objet Geometries of Israel ("Objet") has been marketing its product at trade shows within the industry. Objet has committed to, but has not yet, to our knowledge, delivered any commercial systems to the market. Its system is based on an ultraviolet curable chemistry and liquid inkjet application. Another new competitor, Solid Dimensions, produces a system loosely based on Laminated Object Manufacturing ("LOM") technology. Again, to our knowledge, Solid Dimensions has not yet delivered a commercial product to the market.

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

    We believe that we do not currently have any significant competition for our maintenance services, although certain of our customers perform their own maintenance in-house and some use other providers of service contracts and time and materials arrangements. We offer software and hardware maintenance contracts to our customers (see "Products and Services," on page 4). Maintenance for some SLA systems sold internationally is offered by our distributors (see "Marketing and Customers," on page 8).

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

    In the case of our ThermoJet printers, the ink jet technology employed by the printers has been primarily developed elsewhere and is subject to license agreements. The thermoplastic material used in and the application of ink jet technology to solid imaging have been developed by us. During 1999, we acquired two patents from Dataproducts Corporation for dot-on-dot printing technology in order to increase our patent protection in this area.

    At December 31, 2000, we had 232 patents which include 114 in the United States, 64 in Europe, 12 in Japan and 42 in other foreign countries. At that date, we had 36 pending patent applications with the United States, 51 in the Pacific Rim, 29 in Europe, 6 in Canada and 1 in Latin America. As new developments and components to the technology are discovered, we intend to apply for additional patents.

    In 1997, we filed patent infringement lawsuits against Aaroflex, Inc. and Teijin Seiki. The Aaroflex lawsuit seeks compensation from Aaroflex for utilizing certain SL technology which we allege is incorporated in seven of our United States patents, and we seek other damages and attorneys' fees as well as an injunction barring Aaroflex from marketing its products using technology incorporated in our patents. Teijin Seiki has filed an invalidation action against one of our patents, an unfavorable decision was appealed, and we have appealed that decision to the highest court in Japan. The Teijin Seiki lawsuit, which alleges infringement of our Japanese patents, and seeks damages and injunctive relief, has been suspended pending final determination of the invalidation action. (See "Item 3. Legal Proceedings" on page 18.)

    Application for a patent offers no assurance that a patent will be issued as applied for. Issuance of a patent offers no assurance that the patent can be protected against any claims of invalidation or that the patent can be enforced against any infringement. In addition, litigation of patent issues can be costly and time-consuming. (See "Cautionary Statements and Risk Factors—Patents and Proprietary Rights are Critical to our Success" on page 16.)

Employees

    At December 31, 2000, we had 441 full-time employees, including 5 members of executive management supplied pursuant to an agreement with Regent Pacific Management Corporation ("Regent Pacific") (see "Item 13. Certain Relationships and Related Transactions" on page 30 for further information on the Regent Pacific Agreement). In addition, at that same date we utilized the services of 26 independent contractors. None of these employees or independent contractors is covered by labor agreements. We consider our relations with our employees and independent contractors to be satisfactory.

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

Fluctuations in Quarterly Results—Our Operating Results Vary From Quarter to Quarter Which Could Impact Our Stock Price

    Our operating results fluctuate from quarter to quarter and may continue to fluctuate in the future. In some quarters it is possible that results could be below expectations of analysts and investors. If so, the price of our common stock may decline.

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

    General world economic conditions

    Changes in the mix of products and services sold

    Currency and economic fluctuations in foreign markets and other factors affecting international sales

    Delays in the introduction of new services/products

    Price competition

    Impact of changing technologies

    In addition, certain of our components require an order lead time of three months or longer. Other components that currently are readily available may become more difficult to obtain in the future. We cannot assure you that we will not experience delays in the receipt of certain key components. To meet forecasted production levels, we may be required to commit to certain long lead time items prior to receiving orders for our products. If our forecasts exceed actual orders, we may hold large inventories of slow moving or unusable parts, which could have an adverse effect on our cash flows and results of operations.

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

    Obtain leading technologies useful in our business

    Enhance our existing products

    Develop new products and technology that address the increasingly sophisticated and varied needs of prospective customers, particularly in the area of material functionality

    Respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis

    Retain key technology employees

    Also, our competitors may develop new technologies or materials that render our existing products and services obsolete. We believe that our future success will depend on our ability to deliver products that meet changing technology and customer needs. As part of our strategy of continuous development, we acquired the stock and intellectual property of OptoForm SARL in February 2001. We anticipate that the technology available through this acquisition will assist us in meeting customer needs and competitive threats; however, we cannot assure you that the development of this technology will be successful or lead to commercially viable products.

Our New Products May Not Be Commercially Accepted

    During 2000, we introduced several new products to the market, primarily software and materials. In addition, in March 2001 we announced the introduction of our newest SLA system. These products undergo thorough quality assurance testing; however, problems have arisen in connection with prior new product introductions, and we cannot assure you that we will be able to fix any new problems that arise in a timely manner, or at all. Also, we cannot assure you that any new products we develop will be commercially accepted. If there are many problems with our new products, or if the marketplace does not accept these products, our results of operations and financial condition could be materially and adversely affected.

We Depend on a Single or Limited Suppliers for Certain of our Components

    There are several potential suppliers of the material components, parts and subassemblies for our products. However, we currently use only one or a limited number of suppliers for several of the critical components, parts and subassemblies, including our lasers, materials and certain ink jet components. Vantico supplies us with the resins we distribute pursuant to the Photopolymer Distribution Agreement, which either party has the right to terminate with six months advance notice. If the agreement were to be terminated, we would be unable to locate an immediate alternative source of the full range of resins, which would result in a material adverse effect on our revenues, results of operations, liquidity and financial position. Our reliance on a limited number of vendors involves many risks including:

    Shortages of certain key components

    Product performance shortfalls

    Reduced control over delivery schedules, manufacturing capabilities, quality and costs

    If any of our suppliers suffers business disruptions, financial difficulties, or if there is any significant change in the condition of our relationship with the supplier, our costs of goods sold may increase or we may be unable to obtain these key components for our products. In either event, our revenues, results of operations, liquidity and financial condition would be adversely affected. While we believe that we can obtain most of the components necessary for our products from other manufacturers, any unanticipated change in the source of our supplies, or unanticipated supply limitations, could adversely affect our ability to meet our product orders.

We Rely on Regent Pacific Management Corporation for our Executive Management

    Regent Pacific Management Corporation ("Regent Pacific") provides management services for us. The management services provided under our agreement with Regent Pacific include the services of Brian K. Service as President and Chief Executive Officer, and four other Regent Pacific personnel as part of our management team. On September 9, 2000, we extended our agreement with Regent Pacific from 12 months to 24 months, with the potential for additional extensions beyond that period. The extended agreement also provides for the availability of up to two additional executives to provide management services on an as needed basis. All other terms of the agreement remain substantially unchanged. If the agreement with Regent Pacific were canceled or not renewed, the loss of the Regent Pacific personnel could have a material adverse effect on our operations, especially during any transition phase to new management after a cancellation or non-renewal. Similarly, if any adverse change in our relationship with Regent Pacific occurs, it could hinder management's ability to direct our business and materially and adversely affect our results of operations and financial condition.

There are Many Risks Associated with International Business

    A material portion of our sales is to customers in foreign countries. Revenues from international customers accounted for approximately 46.1% of total revenues in 2000, 47.5% of total revenues in 1999 and 44.1% of total revenues in 1998. There are many risks inherent in our international business activities. Our foreign operations could be adversely affected by:

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

    Reduced protection for intellectual property rights in some countries

    Difficulties in staffing and managing foreign operations

    Taxation

    Other factors, depending on the country in which an opportunity arises

    In order to manage our exposure to risks associated with fluctuations in foreign currency exchange rates, we have entered into hedging transactions. These hedging transactions include purchases of options or forward contracts to minimize the risk associated with cash payments from foreign subsidiaries to 3D California. However, we cannot assure you that our hedging transactions will provide us adequate protection in our foreign operations, and consequently our overall revenues and results of operations may be adversely affected.

The Adoption of the Euro Presents Uncertainties

    In January 1999, the new "Euro" currency was introduced in certain European countries that are part of the European Monetary Union, or EMU. Beginning in 2003, all EMU countries are expected to be operating with the Euro as their single currency. A significant amount of uncertainty exists as to the effect the Euro will have on the marketplace generally. Some of the rules and regulations relating to the governance of the currency have not yet been defined and finalized.

    We believe that our internal systems and financial institution vendors will not be materially affected by the Euro conversion, and we are examining current marketing and pricing policies and strategies that we may put in place upon conversion to the Euro. The cost of our effort is not expected to materially affect our results of operations or financial condition. However, we cannot assure you that we have identified all issues related to the Euro conversion and that any additional issues would not materially affect our results of operations or financial condition. For example, the conversion to the Euro may have competitive implications on our pricing and marketing strategies, and we may be at risk to the extent our principal European customers are unable to respond effectively to the impact of the Euro conversion.

Patents and Proprietary Rights are Critical to Our Success

    We regard our copyrights, service marks, trademarks, trade secrets, patents and similar intellectual property as critical to our success. As of December 31, 2000, we held 232 patents, which include 114 in the United States, 64 in Europe, 12 in Japan, and 42 in other foreign jurisdictions. At that date, we had 36 pending patent applications with the United States, 51 in the Pacific Rim, 29 in Europe, 6 in Canada and 1 in Latin America. As we discover new developments and components to the technology, we intend to apply for additional patents. Effective trademark, service mark, copyright, patent and trade secret protection may not be available in every country in which our products and services are made available. We cannot be certain that the pending patent applications will be granted or that we have taken adequate steps to protect our proprietary rights, especially in countries where the laws may not protect our rights as fully as in the United States. Moreover, our competitors may independently develop or initiate technologies that are substantially similar or superior to ours. We cannot be certain that we will be able to maintain a meaningful technological advantage over our competitors.

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

Volatility of Stock Price

    Historically, our stock price has been volatile. The prices of the common stock have ranged from $7.50 to $21.69 during the 52-week period ended December 31, 2000.

    Factors that may have a significant impact on the market price of our common stock include:

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

We are Subject to Anti-Takeover Provisions

    The Board of Directors is authorized to issue up to 5 million shares of preferred stock. The Board also is authorized to determine the price, rights, preferences and privileges of those shares without any further vote or action by the stockholders. The rights of the holders of any preferred stock may adversely affect the rights of holders of common stock. Our ability to issue preferred stock gives us flexibility concerning possible acquisitions and financing, but it could make it more difficult for a third party to acquire a majority of our outstanding voting stock. In addition, any preferred stock to be issued may have other rights, including economic rights, senior to the common stock, which could have a material adverse effect on the market value of the common stock.

    We are subject to Delaware laws that could have the effect of delaying, deterring or preventing a change in control of the Company. One of these laws prohibits us from engaging in a business combination with any interested stockholder for a period of three years from the date that the person became an interested stockholder, unless certain conditions are met. In addition, provisions of our Certificate of Incorporation and Bylaws could have the effect of discouraging potential takeover attempts or making it more difficult for stockholders to change management.

    In addition, we have adopted a Shareholders Rights Plan. Under the Rights Plan, we distributed a dividend of one right for each outstanding share of our common stock. These rights will cause substantial dilution to the ownership of a person or group that attempts to acquire us on terms not approved by our Board of Directors and may have the effect of deterring hostile takeover attempts.

Item 2. Properties

    Our principal administrative functions, sales and marketing, product development, Technology Center and training facilities are located in a 78,320 square foot building in Valencia, California under a lease that expires on December 31, 2002. We also lease sales and service offices in Michigan. The space leased for sales and service offices is generally for one or two occupants and for terms of a year or less. Three other lease obligations, all of which are sublet, are for properties whose use has been discontinued in California, Georgia, and Texas. Sales and service offices are also located in five countries in the European Community (France, Spain, Germany, the United Kingdom and Italy).

    All of our manufacturing and United States customer support operations are located in a 67,000 square foot facility located in Grand Junction, Colorado (the "Colorado Facility"). The construction cost of the Colorado Facility has been financed through a $4.9 million variable rate industrial development bond.

    In connection with the asset acquisition of Keltool, Inc. in September 1996, we assumed its obligations under an existing lease for approximately 6,000 square feet located in St. Paul, Minnesota. In the first quarter of 1999, we completed the sale of our St. Paul operations and assigned this lease to the acquirer. In addition, we leased approximately 21,000 square feet in Valencia, California for the 3D Keltool operations. The lease for this facility was terminated in 1999, with the Company acting as a guarantor for the new tenant until the lease expiration on June 30, 2000.

    For information concerning obligations of the Company under its leases, see "Note 17(a) of Notes to Consolidated Financial Statements" on page F-23. For information concerning our Colorado Facility, see Note 10 on page F-15.

    We believe that the facilities described above will be adequate to meet our needs for the immediate future.

Item 3. Legal Proceedings

    3D Systems, Inc. v. Aaroflex, et al. On January 13, 1997, we filed a complaint in the United States District Court, Central District of California, against Aarotech Laboratories, Inc. ("Aarotech"), Aaroflex, Inc. ("Aaroflex") and Albert C. Young ("Young"). Aaroflex is the parent corporation of Aarotech. Young is the Chairman of the Board and Chief Executive Officer of both Aarotech and Aaroflex. The original complaint alleged that stereolithography equipment manufactured by Aaroflex infringes six of our patents. In August 2000, two additional patents were added to the complaint. We seek damages and injunctive relief from the defendants, who have threatened to sue us for trade libel. To date, the defendants have not filed such a suit.

    Following decisions by the District Court and the Federal Circuit Court of Appeals on jurisdictional issues, Aarotech and Albert C. Young were dismissed from the suit, and an action against Aaroflex is proceeding in the District Court. Motions for summary judgment by Aaroflex on multiple counts contained in our complaint and on Aaroflex's counterclaims have been dismissed, fact discovery in the case has been completed, and we have filed motions for summary judgment for patent infringement. A decision on these motions is pending. Trial on any remaining undecided issues is scheduled to occur in 2001.

    3D Systems, Inc. v. Teijin Seiki Co. Ltd. On March 21, 1997, we filed a patent infringement action in District Court in Osaka, Japan under one of our Japanese patents, alleging infringement, and seeking damages from the defendant and injunctive relief (the "Teijin Seiki Lawsuit"). The action is in the early stages of prosecution. As described below, Teijin Seiki has filed an invalidation action against one of our patents, and we have appealed an unfavorable decision in that action. As a result, the Teijin Seiki Lawsuit has been suspended pending final determination of the invalidation action.

    Patent Opposition and Invalidation Proceedings. We have been granted twelve patents in Japan. An opposition was submitted against one of these patents, but the opposition was dismissed, and the patent has been maintained as originally issued. Furthermore, one of the twelve patents has had three invalidation trials filed against it. These invalidation trials were decided against us. We have responded by appealing the decision in the third trial. The decision in the appeal was unfavorable and has been appealed to the highest court in Japan. The final decision may conclude with present or modified protection, or may result in revocation of the patent.

Item 4. Submission of Matters to a Vote of Security Holders

    No matters were submitted to a vote by security holders during the fourth quarter of fiscal 2000.

Item 4a. Executive Officers of the Registrant

    The following table sets forth certain information concerning the executive officers of the Company:

Name	Age at February 28, 2001	Position With the Company
Brian K. Service	53	President and Chief Executive Officer
Charles W. Hull	61	Executive VP, Chief Technology Officer
E. James Selzer	37	Chief Financial Officer & VP, Finance
Martin E. McGough	51	Sr. VP of Development & Operations
Grant R. Flaharty	39	Sr. VP of Worldwide Sales & Marketing

    The principal occupations of our executive officers are as follows:

Brian K. Service:  Mr. Service has served as President and Chief Executive Officer of the Company since September 1999 and, since October 1999, has also served as President and Chief Executive Officer of 3D California. Mr. Service is a Principal of Regent Pacific Management Corporation ("Regent Pacific"), and he provides services to the Company pursuant to an agreement between the Company and Regent Pacific. (See "Item 13. Certain Relationships and Related Transactions" on page 24.) Prior to Regent Pacific, Mr. Service served as Chief Executive Officer of Salmond Smith Biolab, Ltd. Prior to Salmond, he was Chief Executive Officer of Milk Products, Inc. Mr. Service holds a Bachelor's degree in Chemical Engineering from Canterbury University of New Zealand and has completed the Stanford Executive Program from Stanford University Business School.

Charles W. Hull:  Mr. Hull has served as Vice President, Chief Technology Officer since April 1997. Prior to that, Mr. Hull has served as Chief Operating Officer and President of the Company (from August 1993 to April 1997), and as President of 3D California (from March 1986 to October 1999). He was Vice President of UVP, Inc., a systems manufacturing company, from January 1980 to March 1986 where he developed the Company's stereolithography technology.

E. James Selzer:  Mr. Selzer served as Vice President, Finance from April 2000, when he joined the Company, to November 2000, at which time he was promoted to Chief Financial Officer and Vice President, Finance, and continues to serve as such. From January 1999 to March 2000, he was a partner in the financial consulting firm of White Wolf Partners, LLP where he served as a consultant to several companies, including 3D Systems Corporation. From January 1998 to January 1999, he served as Chief Financial Officer of Pico Products, Inc. Prior thereto, from May 1994 to January 1998, Mr. Selzer was a senior associate with Jay Alix & Associates, a turnaround management firm. Mr. Selzer holds an MBA from the University of Michigan and a Bachelor's Degree in Accounting and Business from the University of Kansas. Mr. Selzer is a Certified Public Accountant.

Martin E. McGough:  Mr. McGough has served as Senior Vice President of Development and Operations since May 2000. Mr. McGough served as Vice President and Worldwide Operations Manager from September 1997 to May 2000, after joining the Company in January of 1997, and was responsible for manufacturing and operations, as well as worldwide field service. He was formerly with Maxtor Corporation where he held the position of Senior Director of Strategic Commodities. Prior to Maxtor, he held management positions in Operations, Marketing, Program Management and other manufacturing and materials positions. Mr. McGough received his Bachelor's degree in Business Administration and his Master's in Business Management from California State University, Northridge.

Grant R. Flaharty:  Mr. Flaharty has served as Senior Vice President of Worldwide Sales & Marketing since May 2000 and is responsible for European operations. Effective January 2001, Mr. Flaharty's duties include worldwide field service as well. Mr. Flaharty served as VP, General Manager, 3D Systems Europe, from September 1999 to May 2000 after joining the Company as Worldwide Controller in April of 1998. He was formerly with Qualcomm, Inc., a developer of wireless communications products, as Director of Manufacturing Finance. Prior to Qualcomm, he was with Motorola, Inc. as Operations Controller. Mr. Flaharty received his Bachelor's degree in Accounting from Regis College and is also a Certified Public Accountant.

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

		Historic Prices
Year	Period	High	Low
1998	First Quarter	$11.875	$5.750
	Second Quarter	11.688	9.000
	Third Quarter	10.250	5.500
	Fourth Quarter	8.500	5.500
1999	First Quarter	7.938	5.938
	Second Quarter	6.250	5.000
	Third Quarter	5.688	4.250
	Fourth Quarter	8.719	4.500
2000	First Quarter	12.719	7.500
	Second Quarter	18.969	8.500
	Third Quarter	21.094	14.000
	Fourth Quarter	19.375	11.445
2001	First Quarter (through February 28)	$14.000	$10.500

    As of February 28, 2001, the outstanding common stock was held of record by 447 stockholders.

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

Item 6. Selected Financial Data

    The following summary of selected financial data for the periods set forth below has been derived from the Consolidated Financial Statements of 3D Systems Corporation. The information for the fiscal years ended December 31, 2000, 1999 and 1998 should be read in conjunction with Management's

Discussion and Analysis of Results of Operations and Financial Condition and with the Consolidated Financial Statements appearing elsewhere in this Form 10-K.

	Years Ended December 31,
	2000	1999	1998	1997	1996
	(in thousands, except per share amounts)
Statements of Operations Data:
Sales:
Products(1)	$80,246	$66,806	$65,434	$59,149	$53,229
Services(2)	29,429	30,143	32,683	31,108	26,403

Total sales	109,675	96,949	98,117	90,257	79,632

Cost of sales:
Products(1)	35,084	35,938	33,477	35,463	24,893
Services(2)	21,729	20,975	22,062	21,745	16,906

Total cost of sales	56,813	56,913	55,539	57,208	41,799

Gross profit	52,862	40,036	42,578	33,049	37,833
Operating expenses:
Selling, general and administrative	32,710	35,273	30,448	29,653	24,748
Research and development	7,814	8,931	9,425	10,991	7,665
Other	—	3,384	—	—	—

Total operating expenses	40,524	47,588	39,873	40,644	32,413

Income (loss) from operations	12,338	(7,552)	2,705	(7,595)	5,420
Interest income	632	415	949	1,202	1,541
Interest and other expense	(517)	(404)	(467)	(356)	(129)

Income (loss) before income taxes	12,453	(7,541)	3,187	(6,749)	6,832
Income tax expense (benefit)	4,309	(2,240)	1,055	(2,160)	2,233

Net income (loss)	$8,144	$(5,301)	$2,132	$(4,589)	$4,599

Shares used to calculate basic net income per share	11,851	11,376	11,348	11,398	11,323
Basic net income (loss) per share	$.69	(.47)	.19	$(.40)	$.41

Shares used to calculate diluted net income (loss) per share	12,889	11,376	11,594	11,398	11,742
Diluted net income (loss) per share	$.63	$(.47)	$.18	$(.40)	$.39

System Data:
Systems shipped (unaudited)	387	303	222	274	157
Cumulative number of systems shipped (unaudited)	1,933	1,546	1,243	1,021	747

	At December 31,
	2000	1999	1998	1997	1996
Balance Sheet Data:
Working capital	$44,549	$31,219	$38,305	$38,310	$49,764
Total assets	109,897	90,658	95,103	91,340	92,239
Current portion of long-term debt	120	110	100	95	100
Long-term liabilities, Excluding current portion	7,585	9,168	6,090	6,197	6,273
Stockholders' equity	$71,796	$59,608	$66,557	$64,595	$68,703

(1)
Includes systems and related equipment, material, software and other component parts as well as rentals of equipment.
(2)
Includes maintenance services provided by the Company's Technology Centers and training services.

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition

    Except for historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Our future results could differ materially from those discussed here. Factors that could cause or contribute to these differences include, but are not limited to, our ability to contain costs, increase recurring revenue, maintain gross revenues at a level necessary to maintain gross profit margins, the availability and acceptance of products, the impact of competitive products and pricing, dependence on key personnel and suppliers, industry-wide domestic and international economic conditions and other risks detailed in this section and in the sections entitled Results of Operations, Liquidity and Capital Resources and Cautionary Statements and Risk Factors.

Overview

    We develop, manufacture and market worldwide solid imaging systems designed to rapidly produce physical objects from the digital output of solid or surface data from computer aided design and manufacturing ("CAD/CAM") and related computer systems. Our systems include SLA® systems and ThermoJet solid object printers.

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

    Our customers include major corporations in a broad range of industries including service bureaus and manufacturers of automotive, aerospace, computer, electronic, consumer and medical products. Our revenues are generated by product and service sales. Product sales are comprised of sales of systems and related equipment, materials, software and other component parts, as well as rentals of systems. Service sales include revenues from a variety of on-site maintenance services, customer training, services provided by our Technology Centers and licensing of 3D Keltool® process and support services.

    For the year ended December 31, 2000 we continued to show improvements in several areas from the operating plan put in place in the fourth quarter of 1999. As a result of increased recurring revenues, particularly materials, and increased unit sales, overall revenue improved considerably from the prior year. We also continued to realize the benefit from contracts for multi-unit sales of SLA and ThermoJet systems. These sales and marketing efforts, as well as strict cost controls, have resulted in overall increased revenue, significantly improved gross profits, reduced operating expenses and increased profitability.

    On September 9, 2000, the Company extended its agreement with Regent Pacific from 12 months to 24 months, with the potential for additional extensions beyond that period. All other terms of the agreement remain substantially unchanged. The Board of Directors took this action based on the results achieved by Regent Pacific over the last year and the Board's confidence in their ability to continue to achieve improved results in the future.

    In 2001, we will continue to focus on multi-unit sales of our higher-end SLA systems, selling and marketing efforts related to the rapid manufacturing and niche customization market segments, and continued cost containment efforts. We expect that our continued emphasis on developing new materials and applications for our products will result in revenues from materials continuing to increase in total as well as a percent of our total revenue, all of which will provide continued opportunities for increased profitability. These are forward-looking statements and, as with other such statements, are subject to uncertainties. For example, the exact timing of customer requirements, competitive selling and pricing issues, requirements for continued developments of systems and materials, commercial acceptance of new materials, and any ineffectiveness of cost containment efforts may negatively impact our revenue and profitability objectives.

Results of Operations

    The following table sets forth the percentage relationship of certain items from the Company's Statements of Operations to total sales:

	Percentage of Total Sales Years Ended December 31,
	2000	1999	1998
Sales:
Products	73.2%	68.9%	66.7%
Services	26.8%	31.1%	33.3%

Total sales	100.0%	100.0%	100.0%

Cost of sales:
Products	32.0%	37.1%	34.1%
Services	19.8%	21.6%	22.5%

Total cost of sales	51.8%	58.7%	56.6%

Gross profit	48.2%	41.3%	43.4%
Selling, general and administrative expenses	29.8%	36.4%	31.0%
Research and development expenses	7.1%	9.2%	9.6%
Other expenses	—	3.5%	—

Income (loss) from operations	11.3%	(7.8)%	2.8%
Interest income and interest and other expense, net	0.1%	0.0%	0.5%
Provision for (benefit from) income taxes	4.0%	(2.3)%	1.1%

Net income (loss)	7.4%	(5.5)%	2.2%

    The following table sets forth, for the periods indicated, total sales attributable to each of the Company's major products and services groups, and those sales as a percentage of total sales (in thousands, except for percentages):

	2000	1999	1998
Products:
SLA systems and related equipment	$45,192	$40,068	$41,786
Solid object printers	6,520	5,157	2,794
Materials	25,267	18,560	15,614
Other	3,267	3,021	5,240

Total products	80,246	66,806	65,434

Services:
Maintenance	26,079	26,655	28,140
Other	3,350	3,488	4,543

Total services	29,429	30,143	32,683

Total sales	$109,675	$96,949	$98,117

Products:
SLA Systems and related equipment	41.2%	41.4%	42.6%
Solid object printers	5.9%	5.3%	2.9%
Material	23.1%	19.1%	15.9%
Other	3.0%	3.1%	5.3%

Total products	73.2%	68.9%	66.7%

Services:
Maintenance	23.8%	27.5%	28.7%
Other	3.0%	3.6%	4.6%

Total services	26.8%	31.1%	33.3%

Total sales	100.0%	100.0%	100.0%

2000 Compared to 1999

    Sales.  Sales in 2000 were $109.7 million, an increase of 13.1% from the $96.9 million recorded in 1999.

    Product sales in 2000 of $80.2 million increased 20.1% from $66.8 million in 1999. The increase in product sales over the prior year is due primarily to increased sales of SLA systems and related equipment of $5.1 million or 12.8% and an increase in material revenue of $6.7 million or 36.1%. The increase in machine sales results from increased sales of the higher-end SLA industrial systems, especially the SLA 7000. In 2000, we sold a total of 57 SLA 7000 systems compared to 29 in 1999. We expect sales of large frame machines to increase in 2001. Additionally, we recently have introduced the Viper si2 SLA system which we expect to favorably impact our overall system revenue. This is a forward-looking statement and, as with other such statements, is subject to uncertainties. For example, new products may not be commercially accepted or may suffer technological difficulties. Additionally, the introduction and related pricing of competitive systems may negatively impact the growth rate of recurring revenue.

    The increase in material revenue is primarily due to an increase in the installed base of machines and a stronger sales and marketing emphasis on recurring revenue related to the sale of materials derived from post-installation sales. We expect both of these trends to continue in 2001. This is a forward-looking statement and, as with other such statements, is subject to uncertainties. For example, the introduction and related pricing of competitive systems and materials may negatively impact the growth rate of recurring revenue.

    Service sales in 2000 totaled $29.4 million, a decrease of 2.4% or $0.7 million from $30.1 million in 1999. The decrease in service revenue is a result of the net impact of a reduction in revenue from maintenance contracts partially offset by an increase related to time and material revenues. We expect to achieve increases in service revenue in 2001 due to the wider variety of maintenance contracts we are offering to our customers and enhanced selling efforts in this area. This is a forward-looking statement and, as with other such statements, is subject to uncertainties. For example, competitive pricing pressures by third parties supplying maintenance services and the increased reliability of our systems may limit our ability to increase overall service revenues.

    Cost of sales.  Cost of sales decreased to $56.8 million or 51.8% of sales in 2000 from $56.9 million or 58.7% of sales in 1999.

    Product cost of sales as a percentage of product sales decreased to 43.7% in 2000 compared to 53.8% in 1999. This decrease as a percent of product sales is due primarily to reduced component costs, increased manufacturing activity relative to our level of fixed overhead expenses, and a shift in the sales mix to higher-end SLA systems in 2000 as compared to 1999, all of which positively impacted the overall product cost of sales as a percent of product revenue.

    Service cost of sales as a percentage of service sales increased to 73.8% in 2000 from 69.6% in 1999. This is attributable to a decrease in service revenue over the prior year and a change in the mix of service revenues in 2000 from maintenance contracts to time and material revenues.

    Selling, general and administrative expenses.  Selling, general and administrative ("SG&A") expenses decreased $2.6 million or 7.3% to $32.7 million in 2000 compared to $35.3 million in 1999. The decrease was primarily the result of cost reduction benefits associated with the operating plan adopted in late 1999, more focused selling and marketing efforts and high costs associated with the launch of new products in 1999.

    Research and development expenses.  Research and development expenses in 2000 decreased $1.1 million or 12.5% to $7.8 million compared to $8.9 million in 1999. This is a result of more focused engineering efforts on specific development projects and the introduction of new products in early

1999. Research and development expenses as a percentage of total revenue were 7.1% in 2000 compared to 9.2% in 1999. In the future, we expect research and development expenses as a percent of total revenue to be maintained at approximately 8% of total revenue. This is a forward-looking statement and, as with other such statements, is subject to uncertainties. For example, if our overall revenue level increases more rapidly than our expenditures on research and development, these costs as a percent of our total revenue may fall below our expected levels.

    Other expenses.  Other expenses totaled $3.4 million in 1999. No such costs were incurred in 2000. The cost incurred in 1999 related to litigation, settlement costs and non-recurring charges associated with certain employee and exit plan costs.

    Income (loss) from operations.  Operating income in 2000 was $12.3 million or 11.3% of total revenue versus an operating loss of $7.6 million or 7.8% of total revenue in 1999. The improvement is primarily attributable to increased revenue, improved gross margins and reduced operating expenses.

    Provision for (benefit from) income taxes.  For 2000, our tax provision was $4.3 million or 34.6% of the pre-tax income, compared to a tax benefit of $2.2 million on pre-tax loss of $7.5 million in 1999.

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

    Material sales in 1999 increased $3.0 million to $18.6 million versus $15.6 in 1998. This was due primarily to higher material sales for both the SLA systems and ThermoJet printers.

    Service sales in 1999 decreased $2.5 million, or 7.8%, compared to 1998, primarily due to increased competition from other providers of service contracts and time and material arrangements, and due to the introduction of tiered pricing plans offered to our customers. Technology Center revenues remained at lower levels throughout the year relative to 1998 due to a strategic shift in focus to sales support. Also, the sale of the St. Paul, Minnesota 3D Keltool inserts business caused a decline in insert revenues in 1999 versus 1998.

    Cost of sales.  Cost of sales increased to $56.9 million or 58.7% of sales in 1999 compared to $55.5 million or 56.6% of sales in 1998.

    Product cost of sales as a percentage of product sales increased from 51.2% in 1998 to 53.8% in 1999. This increase was the result of a change in sales mix resulting from selling a higher number of ThermoJet printers which have a lower gross margin than SLA systems. This was mitigated slightly by a higher overall level of sales in Europe which has historically had a higher average selling price for SLA systems than elsewhere and a higher level of material sales, some of which have a relatively high gross margin relative to other products.

    Service cost of sales as a percentage of service sales increased slightly to 69.6% in 1999 from 67.5% in 1998 primarily due to continued competitive pricing pressure relating to longer term maintenance contracts and time and materials services. In addition, field service revenue decreased as a result of increased reliability of our systems.

    Selling, general and administrative expenses.  Selling, general and administrative ("SG&A") expenses increased by $4.8 million or 15.8% to $35.3 million in 1999 versus $30.4 million in 1998. This was primarily due to an increase of $1.5 million in marketing expenses in 1999 over 1998 resulting from the marketing and communication programs undertaken for the introduction of the SLA 7000 system and the ThermoJet printer in early 1999. This was in addition to an overall buildup of the sales and marketing department that occurred during late 1998 and continued into early 1999. General and administrative expenses increased $2.4 million to $12.7 million in 1999 versus $10.3 million in 1998. Higher costs were incurred relating to general and administrative expenses as a result of management changes during 1999 and the lack of strict policies and procedures governing expenditures, which subsequently were established in connection with the new operating plan implemented during the fourth quarter of 1999, as well as costs associated with the sale of the 3D Keltool insert operations and legal expenses associated with the protection of certain of our patents.

    Research and development expenses.  Research and development expenses decreased in 1999 to $8.9 million from $9.4 million in 1998. The decrease in research and development expenses in 1999 was primarily a result of significant investment in 1998 in new product introduction (SLA 7000 system and ThermoJet solid object printer).

    Other expenses.  During 1999, we incurred $3.4 million relating to non-recurring charges associated with actions taken by management involving certain employee related costs and costs associated with the litigation and settlement costs for the Centuri Litigation.

    Income (loss) from operations.  The operating loss in 1999 was $7.6 million or 7.8% of revenue versus operating income of $2.7 million or 2.8% of revenue in 1998. The 1999 loss relates to lower average gross margins, additional operating expenses associated with realigning our operations, and higher marketing costs incurred relative to 1998.

    Provision for (benefit from) income taxes.  For 1999, our tax benefit was $2.2 million or 29.7% of the pre-tax loss, compared to a tax expense of $1.1 million on pre-tax income of $3.2 million in 1998. Our effective tax rate was favorably impacted primarily by research credits and the effects of foreign operations.

Foreign Operations

    International sales, primarily from Europe, accounted for 46.1%, 47.5% and 44.1% of total sales in 2000, 1999 and 1998, respectively. For information with respect to allocation of sales among the Company's foreign operations, see "Note 16 of Notes to Consolidated Financial Statements" on page F-22.

Liquidity and Capital Resources

	As of and for the Years Ended December 31
	2000	1999	1998
	(in thousands)
Cash and cash equivalents	$18,999	$12,553	$15,912
Short-term investments	—	—	3,485
Working capital	44,549	31,219	38,305
Cash provided by operating activities	5,126	1,589	7,563
Cash used for investing activities	(2,644)	(5,999)	(4,234)
Cash provided by (used for) financing activities	4,159	250	(853)

    Net cash provided by operating activities in 2000, 1999 and 1998 was $5.1 million, $1.6 million and $7.6 million, respectively. The cash flow from operations in 2000 was comprised primarily of net income of $8.1 million, depreciation and amortization expense of $6.2 million, tax benefit related to stock option exercises of $2.0 million, increases in accounts payable of $2.5 million and deferred revenues of $4.8 million. This is partially offset by increases in accounts receivable of $6.3 million, lease receivables of $2.0 million, inventory of $7.0 million, prepaid and other assets of $4.0 million and a decrease in deferred income taxes of $2.0 million other liabilities of $1.4 million.

    Net cash used for investing activities in 2000 totaled $2.6 million primarily for property and equipment relating particularly to demonstration equipment for new products, computers and manufacturing equipment required for expansion, license and patents costs, and software development costs.

    Net cash provided by financing activities in 2000 totaling $4.2 million was the result of cash provided from the exercise of stock options net of long-term debt repayments.

    We believe that funds generated from operations and existing working capital will be sufficient to satisfy our anticipated operating requirements for at least the next 12 months. From time to time, we consider the acquisition of businesses, products or technologies complementary to our current business. In February 2001, we acquired the stock and intellectual property of OptoForm SARL (see Note 19 of "Notes to Consolidated Financial Statements" on page F-25). Should we decide to pursue such additional transactions, we may need to borrow additional funds.

    There were no significant inflationary trends that affected us in 2000.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

    We are exposed to the impact of interest rate changes and foreign currency fluctuations.

    Interest Rate Risk.  Our exposure to market rate risk for changes in interest rates relates primarily to our cash investments and long-term debt. We invest our excess cash in money market funds or other high quality investments. We protect and preserve our invested funds by limiting default, market and reinvestment risk.

    Investments in floating rate interest-earning instruments carry a degree of interest rate risk. Floating rate securities may produce less income than expected if interest rates fall. Due in part to this factor, our future investment income may fall short of expectations due to changes in interest rates.

    We are exposed to interest rate risk on the industrial development bond for our Colorado facility, which has a variable interest rate. The bond has an outstanding balance of $4.4 million at December 31, 2000, and changes in interest rates would have an immaterial impact on the Company's operations. We have not entered into any hedging instruments to protect ourselves against future increases in interest rates, which would negatively impact the amount of interest we are required to pay. However, we do not feel that this risk is significant and we do not plan to attempt to hedge to mitigate this risk in the foreseeable future.

    Foreign Currency Risk.  International revenues accounted for 46.1% of our total revenue in 2000. International sales are made primarily from our foreign sales subsidiaries in their respective countries and are denominated in United States dollars or the local currency of each country. These subsidiaries also incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency.

    Our international business is subject to risks typical of an international business, including, but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors.

    Our exposure to foreign exchange rate fluctuations arises in part from inter-company accounts in which costs incurred in the United States are charged to our foreign sales subsidiaries. These inter-company accounts are typically denominated in United States dollars. We are also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into United States dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. The realized effect of foreign exchange rate fluctuations in 2000 resulted in a $162,000 gain.

    As of December 31, 2000, we had investments in foreign operations that are sensitive to foreign currency exchange rates, including non-functional currency denominated receivables and payables. The net amount that is exposed in foreign currency when subjected to a 10% change in the value of the functional currency versus the non-functional currency produces an immaterial change in our balance sheet as of December 31, 2000.

Item 8. Financial Statements and Supplementary Data

    Consolidated financial statements as of December 31, 2000 and 1999 and for each of the three years in the period ended December 31, 2000 and the reports of Independent Accountants are included on pages F-1 to F-28 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

    None.

PART III

Item 10. Directors and Executive Officers of the Registrant

    Information with respect to executive officers of the Registrant required by Item 401(b) of Regulation S-K is presented at the end of Part I of this Form 10-K. Information regarding Directors of the Registrant required by Item 401 of Regulation S-K and information regarding Directors and Executive Officers of Registrant required by Item 405 of Regulation S-K will be presented under the caption "Election of Directors" in the definitive Proxy Statement for the Company's 2001 Annual Meeting of Shareholders, and is incorporated herein by reference.

Item 11. Executive Compensation

    The information required by Item 402 of Regulation S-K will be presented under the captions "Election of Directors" and "Executive Compensation" in the definitive Proxy Statement for the Company's 2001 Annual Meeting of Shareholders, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

    The information required by Item 403 of Regulation S-K will be presented under the caption "Principal Shareholders" in the definitive Proxy Statement for the Company's 2001 Annual Meeting of Shareholders, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

    The information required by Item 404 of Regulation S-K will be presented under the caption "Transactions with Executive Officers and Directors" in the definitive Proxy Statement for the Company's 2001 Annual Meeting of Shareholders, and is incorporated herein by reference.

PART IV

Item 14. Exhibits, Financial Statement Schedule, and Reports on Form 8-K

a
The following Consolidated Financial Statements, Financial Statement Schedule and Exhibits are filed as part of this Annual Report on Form 10-K as listed on page F-1 of this document.

b
Reports on Form 8-K

  None.

c
Exhibits

  The following exhibits are included as part of this Annual Report on Form 10-K and incorporated herein by this reference:

1.1	Arrangement Agreement (and related exhibits) among Registrant, 3-D Canada and Avenue Hall Holding Corporation, dated as of May 19, 1993. Incorporated by reference to Exhibit 1.1 to Form 8-B filed August 16, 1993 and the amendment thereto, filed on Form 8-B/A filed on February 4, 1994.
1.2
Exchange Agreement among Registrant, 3-D Canada, Avenue Hall Holding Corporation and Montreal Trust Company of Canada, dated as of May 19, 1993. Incorporated by reference to Exhibit 1.2 to Form 8-B filed August 16, 1993 and the amendment thereto, filed on Form 8-B/A filed February 4, 1994.
2.1
Material captioned "United States Domestication of the Company" set forth in the Information Circular (Proxy Statement) dated May 21, 1993, for the Annual Meeting of Shareholders of 3-D Canada, held on June 25, 1993, filed with the Securities and Exchange Commission on May 24, 1993, incorporated herein by reference.
2.2
Asset Purchase Agreement entered into as of December 31, 1990 by and between Spectra-Physics GmbH and 3D Systems GmbH. Incorporated by reference to Exhibit 2.1 to 3-D Canada's Current Report on Form 8-K, filed January 14, 1991, and the amendments thereto.
2.3
Agreement for transfer of a business entered into as of December 31, 1990 by and between Spectra-Physics (France) and 3D Systems France. Incorporated by reference to Exhibit 2.2 to 3-D Canada's Current Report on Form 8-K, filed January 14, 1991, and the amendments thereto.
2.4
Asset Purchase Agreement entered into as of December 31, 1990 by and between Spectra-Physics Limited and 3D Systems, Inc. Limited (England). Incorporated by reference to Exhibit 2.3 to 3-D Canada's Current Report on Form 8-K, filed January 14, 1991, and the amendments thereto.
2.5
Amendment dated August 28, 1991 to Asset Purchase Agreement between 3D Systems GmbH and Spectra-Physics GmbH dated December 29, 1990. Incorporated by reference to Exhibit 2.4 to 3-D Canada's Current Report on Form 8-K, filed September 11, 1991.
3.1	Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to Form 8-B filed August 16, 1993 and the amendment thereto, filed on Form 8-B/A on February 4, 1994.
3.2	Bylaws of Registrant. Incorporated by reference to Exhibit 3.2 to Form 8-B filed August 16, 1993, and the amendment thereto, filed on Form 8-B/A on February 4, 1994.

4.1*	1989 Employee and Director Incentive Plan. Incorporated by reference to Exhibit 4.1 to Form 8-B filed August 16, 1993 and the amendment thereto filed on Form 8-B/A on February 4, 1994.
4.2*
Form of Director Option Contract pursuant to the 1989 Employee and Director Incentive Plan. Incorporated by reference to Exhibit 4.2 to Form 8-B filed August 16, 1993 and the amendment thereto, filed on Form 8-B/A on February 4, 1994.
4.3*
Form of Officer Option Contract pursuant to the 1989 Employee and Director Incentive Plan. Incorporated by reference to Exhibit 4.3 to Form 8-B filed August 16, 1993 and the amendment thereto filed on Form 8-B/A on February 4, 1994.
4.4*
Form of Employee Option Contract pursuant to the 1989 Employee and Director Incentive Plan. Incorporated by reference to Exhibit 4.4 to Form 8-B filed August 16, 1993 and the amendment thereto filed on Form 8-B/A on February 4, 1994.
4.5*	Form of Director Option Contract pursuant to the 1996 Non-Employee Director Stock Option Plan. Incorporated by reference to Exhibit 4.5 of Registrant's Form 10-K for the year ended December 31, 1999.
4.6*	Form of Incentive Stock Option Contract for Executives pursuant to the 1996 Stock Incentive Plan.
4.7*	Form of Non-statutory Stock Option Contract for Executives pursuant to the 1996 Stock Incentive Plan.
4.8*	Form of Employee Incentive Stock Option Contract pursuant to the 1996 Stock Incentive Plan. Incorporated by reference to Exhibit 4.8 of Registrant's Form 10-K for the year ended December 31, 1999.
4.9*	Form of Employee Non-statutory Stock Option Contract pursuant to the 1996 Stock Incentive Plan. Incorporated by reference to Exhibit 4.9 of Registrant's Form 10-K for the year ended December 31, 1999.
10.1
Lease with respect to Valencia property dated as of July 12, 1988, by and between 3D California and Valencia Tech Associates. Incorporated by reference to Exhibit 3.1 to 3-D Canada's annual Report on Form 20-F for the year ended December 31, 1987 (Reg. No. 0-16333).
10.2
Amendment No. 1 to Lease Agreement between 3D California and Katell Valencia Associates, a California limited partnership, dated May 28, 1993. Incorporated by reference to Exhibit 10.2 to Form 8-B filed August 16, 1993 and the amendment thereto, filed on Form 8-B/A on February 4, 1994.
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
10.5	Patent Purchase Agreement dated January 5, 1990 by and between 3D California and UVP. Incorporated by reference to Exhibit 10.28 to 3-D Canada's Registration Statement on Form S-1 (Reg. No. 33-31789).

10.6
Security Agreement dated as of the 5th day of January, 1990 by and between UVP and 3D California relating to security interest in UVP Patent. Incorporated by reference to Exhibit 10.29 to 3-D Canada's Registration Statement on Form S-1 (Reg. No. 33-31789).
10.7	Assignment of UVP Patent dated January 12, 1990 by UVP to 3D California. Incorporated by reference to Exhibit 10.30 to 3-D Canada's Registration Statement on Form S-1 (Reg. No. 33-31789).
10.8
Exchange Agreement dated July 23, 1990 by and among 3-D Canada, 3D California, Ciba-Geigy Capital Corporation, Raymond S. Freed, Charles W. Hull, Bethany Griffiths, Virginia Hiramatsu, Paul B. Warren and Edwin J. Kaftal, together with all Exhibits thereto. Incorporated by reference to Exhibit 10.30 to 3-D Canada's Registration Statement on Form S-1 (Reg. No. 33-31789).
10.9
Research and Development Agreement entered into as of August 15, 1990 by and between 3D California and Ciba-Geigy Limited. Incorporated by reference to Exhibit 10.32 to 3-D Canada's Current Report on Form 8-K filed August 21, 1990 and the amendments thereto.
10.10
Distribution Agreement entered into as of July 1, 1990 by and between 3D California and Ciba-Geigy Limited. Incorporated by reference to Exhibit 10.33 to 3-D Canada's Current Report on Form 8-K filed August 21, 1990, and the amendments thereto.
10.11
Form of Indemnification Agreement between Registrant and certain of its executive officers and directors. Incorporated by reference to Exhibit 10.18 to Form 8-B filed August 16, 1993 and the amendment thereto filed on Form 8-B/A filed on February 4, 1994.
10.12
Amendment No. 1 to a Shareholders' Agreement, such Shareholders' Agreement being dated as of April 10, 1991, among 1726 Holdings Ltd., a British Columbia corporation ("1726"), Lionheart Capital Corp., a British Columbia corporation ("Lionheart"), 3-D Canada, and Raymond S. Freed, Charles W. Hull, Bethany Griffiths, Virginia Hiramatsu, Paul B. Warren and Edwin J. Kaftal (Freed, Hull, Griffiths, Hiramatsu, Warren and Kaftal are collectively referred to as the "Founders"), dated as of May 5, 1993, by and among 1726, Lionheart, 3-D Canada, the Founders and Registrant. Incorporated by reference to Exhibit 10.19 to Form 8-B filed August 16, 1993, and the amendment thereto, filed on Form 8-B/A on February 4, 1994.
10.13
Standby Share Purchase Agreement dated as of May 26, 1992, by and among 3-D Canada and Invesco MIM, C&S Investment Management, Ltd., Noland Carter, Prudential Portfolio Managers Limited, Fred C. Goad, Jr., The Clark Estates, Inc., and Foreign & Colonial Smaller Companies PLC. Incorporated by reference to Exhibit 1.2 to 3-D Canada's Registration Statement on Form S-2 (Reg. No. 33-46823).
10.14
Stock Purchase Agreement, as amended, dated as of September 30, 1986, by and among 3D California, Lionheart Resources Corporation, a British Columbia corporation, and 3-D Canada. Incorporated by reference to Exhibit 4 to 3-D Canada's annual report on Form 20-F for the year ended December 31, 1987 (Reg. No. 0-16333).
10.15*
Employment Agreement dated March 1, 1994, by and among Registrant, 3D Systems, Inc., a California corporation and Charles W. Hull. Incorporated by reference to Exhibit 10.1 to Registrant's Form 10-Q for the quarterly period ended July 1, 1994, filed on August 9, 1994.
10.16
Amendment to Loan Agreement dated as of August 3, 1994, by and between 3D Systems, Inc., 3D Systems Inc. Limited, 3D Systems France SARL, 3D Systems GmbH and Silicon Valley Bank. Incorporated by reference to Exhibit 10.36 to Registrant's Form 10-Q for the quarterly period ended September 30, 1994, filed on November 4, 1994.

10.17
Letter of Intent dated March 7, 1995 by and between 3D Systems, Inc., a California corporation and Ciba-Geigy Corporation, a New York corporation. Incorporated by reference to Exhibit 10.40 to Form 10-K for the year ended December 31, 1994.
10.18
Agreement dated October 4, 1995 between Registrant and Mesa County Economic Development Council, Inc., a Colorado non-profit corporation. Incorporated by reference to Exhibit 10.1 to Registrant's Form 10-Q for the quarterly period ended September 29, 1995, filed on November 13, 1995.
10.19
Amendment No. 1 to Distribution Agreement dated May 5, 1995 between Ciba Specialty Chemicals and Registrant. Incorporated by reference to Exhibit 10.40 to Amendment No. 1 to Registration Statement on Form S-2, filed on May 25, 1995.
10.20
Registration and Indemnification Agreement dated June 1995 between Registrant and 1726 Holdings Canada, Inc. Incorporated by reference to Exhibit 10.41 to Amendment No. 2 to Registration Statement of Form S-2, filed on June 13, 1995.
10.21*
Employment Agreement dated as of December 27, 1995 between Registrant and A. Sidney Alpert. Incorporated by reference to Exhibit 10.43 to Registrant's 10-K for the year ended December 31, 1995, filed on April 1, 1996.
10.22
License, Development, and OEM Agreement dated March 31, 1995 between Spectra, Inc. and 3D Systems, Inc. Incorporated by reference to Exhibit 10.45 to Registrant's 10-K for the year ended December 31, 1995 filed on April 1, 1996. [Portions of the exhibit have been omitted and filed separately with the SEC pursuant to a grant of confidential treatment.]
10.23*
Asset Purchase Agreement dated as of August 30, 1996 by and between 3D Systems, Inc., a California corporation, Keltool, Inc. a Minnesota corporation and Wayne Duescher. Incorporated by reference to Exhibit 10.1 to Registrant's 10-Q for the quarterly period ended September 27, 1996, filed on November 12, 1996.
10.24
Non-Competition Agreement dated September 9, 1996 by and between 3D Systems, Inc., a California corporation and Wayne O. Duescher. Incorporated by reference to Exhibit 10.3 to Registrant's 10-Q for the quarterly period ended September 27, 1996, filed on November 12, 1996.
10.25*	Employment Agreement dated October 28, 1996 between Registrant and Mr. Richard D. Balanson. Incorporated by reference to Exhibit 10.51 to Form 10-K for the year ended December 31, 1996.
10.26*	Employment letter effective January 7, 1997 between Registrant and Mr. Martin E. McGough. Incorporated by reference to Exhibit 10.55 to Form 10-K for the year ended December 31, 1997.
10.27*	Employment letter effective September 17, 1999 between Registrant and Mr. Grant R. Flaharty. Incorporated by reference to Exhibit 10.48 to Form 10-K for the year ended December 31, 1999.
10.28*
Agreement effective September 9, 1999 between Registrant and Regent Pacific Management Corporation. Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K, filed February 17, 2000.
10.29*	Employment Agreement effective May 1, 1999 between Registrant and Mr. G. Walter Loewenbaum II. Incorporated by reference to Exhibit 10.50 to Form 10-K for the year ended December 31, 1999.

10.30*	Employment Agreement effective September 9, 1999 between Registrant and Mr. Gary J. Sbona. Incorporated by reference to Exhibit 10.51 to Form 10-K for the year ended December 31, 1999.
10.31
Patent License Agreement dated December 16, 1998 by and between 3D Systems, Inc., NTT Data CMET, Inc. and NTT Data Corporation. Incorporated by reference to Exhibit 10.56 to Form 10-K for the year ended December 31, 1998. [Confidential Treatment Requested.]
10.32*	Employment Agreement dated September 9, 1999 between Registrant and Mr. Arthur B. Sims. Incorporated by reference to Exhibit 10.53 to Form 10-K for the year ended December 31, 1999.
10.33*	Stock Option Agreement dated May 20, 1999 between Registrant and Mr. Arthur B. Sims. Incorporated by reference to Exhibit 10.54 to Form 10-K for the year ended December 31, 1999.
10.34*	Letter dated October 19, 1999 from Registrant to Mr. Arthur B. Sims. Incorporated by reference to Exhibit 10.55 to Form 10-K for the year ended December 31, 1999.
10.35*	Agreement effective August 8, 2000 between Registrant and Regent Pacific Management Corporation. Incorporated by reference to Exhibit 10.1 to Registrant's Form 10-Q for the third quarter of 2000.
10.36	Revolving Line of Credit Agreement dated August 8, 2000 between Registrant and CIT. Incorporated by reference to Exhibit 10.2 to Registrant's Form 10-Q for the third quarter of 2000.
10.37*	Amendment to Employment Agreement effective August 8, 2000 between Registrant and Mr. Gary J. Sbona.
10.38*	Employment letter effective May 10, 2000 between Registrant and Mr. Martin E. McGough.
10.39*	Employment letter effective May 10, 2000 between Registrant and Mr. Grant R. Flaharty.
10.40	Amendment dated August 6, 1993 to R&D Agreement of July 1, 1990 between Registrant and Ciba-Geigy Limited.
10.41	Amendment dated August 27, 1998 to R&D Agreement of July 1, 1990 between Registrant and Ciba-Geigy Limited.
10.42
Termination Agreement dated July 21, 2000, between 3D Systems Corporation, a California Corporation, Charles W. Hull ("Hull"), as Founders' Agent pursuant to the Shareholders Agreement and Ciba Specialty Chemicals Canada Inc., a Canadian corporation ("Ciba Canada"), terminating the Shareholders' Agreement, dated April 10, 1991, among 1726 Holdings Ltd., a British Columbia corporation ("1726"), Lionheart Capital Corp., a British Columbia corporation ("Lionheart"), 3-D Canada, and Raymond S. Freed, Charles W. Hull, Bethany Griffiths, Virginia Hiramatsu, Paul B. Warren and Edwin J. Kaftal (Freed, Hull, Griffiths, Hiramatsu, Warren and Kaftal are collectively referred to as the "Founders"), dated as of May 5, 1993, by and among 1726, Lionheart, 3-D Canada, the Founders and Registrant.
21.1	Subsidiaries of Registrant.
23.1	Consent of Independent Accountants—Deloitte & Touche LLP.
23.2	Consent of Independent Accountants—PricewaterhouseCoopers LLP.

*
Management contract or compensatory plan or arrangement.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors of
3D Systems Corporation
Valencia, California

    We have audited the accompanying consolidated balance sheet of 3D Systems Corporation and its subsidiaries (the "Company") as of December 31, 2000, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

    We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, such 2000 consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2000, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP

Los Angeles, California
March 5, 2001

REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors
3D Systems Corporation

    In our opinion, the consolidated balance sheet as of December 31, 1999 and the related consolidated statements of operations, stockholders' equity, cash flows and comprehensive income for each of the two years in the period ended December 31, 1999 (appearing on pages F-4 through F-25 of the 3D Systems Corporation 2000 Annual Report to Shareholders which has been incorporated by reference in this Form 10-K) present fairly, in all material respects, the financial position, results of operations and cash flows of 3D Systems Corporation and its subsidiaries at December 31, 1999 and for each of the two years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. We have not audited the consolidated financial statements of 3D Systems Corporation for any period subsequent to December 31, 1999.

PricewaterhouseCoopers LLP

Woodland Hills, California
February 14, 2000

3D SYSTEMS CORPORATION
Consolidated Balance Sheets
At December 31, 2000 and 1999
(in thousands, except per share amounts)

	2000	1999
ASSETS
Current assets:
Cash and cash equivalents	$18,999	$12,553
Accounts receivable, net of allowance for doubtful accounts of $1,599 (2000) and $2,912 (1999)	33,304	26,772
Current portion of lease receivables	1,497	607
Inventories	14,945	8,786
Deferred income taxes	2,824	2,355
Prepaid expenses and other current assets	3,496	2,028

Total current assets	75,065	53,101
Property and equipment, net	13,141	16,245
Licenses and patent costs, net	8,417	9,135
Deferred income taxes	5,210	7,658
Lease receivables, less current portion	3,629	2,436
Other assets, net	4,435	2,083

	$109,897	$90,658

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,264	$5,838
Accrued liabilities	9,574	8,741
Current portion of long-term debt	120	110
Customer deposits	1,087	345
Deferred revenues	11,471	6,848

Total current liabilities	30,516	21,882
Other liabilities	3,210	4,673
Long-term debt, less current portion	4,375	4,495

	38,101	31,050

Stockholders' equity:
Preferred stock, authorized 5,000 shares; none issued	—	—
Common stock, $.001 par value, authorized 25,000 shares; issued 12,423 and outstanding 12,198 (2000); and issued 11,658 and outstanding 11,433 (1999)	12	12
Capital in excess of par value	81,568	75,064
Notes receivable from officers and employees	(330)	(240)
Accumulated deficit	(3,922)	(12,066)
Accumulated other comprehensive loss	(3,992)	(1,622)
Treasury stock, at cost, 225 shares (2000 and 1999)	(1,540)	(1,540)

Total stockholders' equity	71,796	59,608

	$109,897	$90,658

See accompanying notes to consolidated financial statements.

3D SYSTEMS CORPORATION
Consolidated Statements of Operations
Years ended December 31, 2000, 1999 and 1998
(in thousands, except per share amounts)

	2000	1999	1998
Sales:
Products	$80,246	$66,806	$65,434
Services	29,429	30,143	32,683

Total sales	109,675	96,949	98,117

Cost of sales:
Products	35,084	35,938	33,477
Services	21,729	20,975	22,062

Total cost of sales	56,813	56,913	55,539

Gross profit	52,862	40,036	42,578

Operating expenses:
Selling, general and administrative	32,710	35,273	30,448
Research and development	7,814	8,931	9,425
Other	—	3,384	—

Total operating expenses	40,524	47,588	39,873

Income (loss) from operations	12,338	(7,552)	2,705
Interest income	632	415	949
Interest and other expense	(517)	(404)	(467)

Income (loss) before income taxes	12,453	(7,541)	3,187
Provision for (benefit from) income taxes	4,309	(2,240)	1,055

Net income (loss)	$8,144	$(5,301)	$2,132

Shares used to calculate basic net income (loss) per share	11,851	11,376	11,348

Basic net income (loss) per share	$0.69	$(.47)	$.19

Shares used to calculate diluted net income (loss) per share	12,889	11,376	11,594
Diluted net income (loss) per share	$0.63	$(.47)	$.18

See accompanying notes to consolidated financial statements.

3D SYSTEMS CORPORATION
Consolidated Statements of Stockholders' Equity
Years ended December 31, 2000, 1999 and 1998
(in thousands)

					Notes Receivable From Officers and Employees
	Common Stock
				Capital in Excess of Par Value			Accumulated Other Comprehensive Income (Loss)
	Shares	Par Value $0.001				Accumulated Deficit		Treasury Stock	Total Stockholders' Equity
Balance at January 1, 1998	11,425	$11		$73,857	$—	$(8,897)	$(211)	$(165)	$64,595
Exercise of stock options	59	(a	)	366	—	—	—	—	366
Employee stock purchase plan	38	(a	)	192	—	—	(a )	—	192
Officer loans	67	1		419	(420)	—	—	—	—
Repayment of officer loans	—	—		—	60	—	—	—	60
Net income	—	—		—	—	2,132	—	—	2,132
Cumulative translation adjustment	—	—		—	—	—	587	—	587
Purchase of treasury stock	(200)	—		—	—	—	—	(1,375)	(1,375)

Balance at December 31, 1998	11,389	12		74,834	(360)	(6,765)	376	(1,540)	66,557
Exercise of stock options	6	(a	)	32	—	—	—	—	32
Employee stock purchase plan	57	(a	)	256	—	—	—	—	256
Cancellation of officer loans	(19)	(a	)	(120)	120	—	—	—	—
Stock based compensation	—	—		62	—	—	—	—	62
Net loss	—	—		—	—	(5,301)	—	—	(5,301)
Cumulative translation adjustment	—	—		—	—	—	(1,998)	—	(1,998)

Balance at December 31, 1999	11,433	12		75,064	(240)	(12,066)	(1,622)	(1,540)	59,608
Exercise of stock options	779	(a	)	4,848	—	—	—	—	4,848
Shares exchanged in option exercise	(39)	(a	)	(669)	—	—	—	—	(669)
Exercise of stock warrants	5	(a	)	29	—	—	—	—	29
Employee stock purchase plan	20	(a	)	191	—	—	—	—	191
Forgiveness of officer loans	—	—		7	40	—	—	—	47
Employee stock loans	—	—		—	(250)	—	—	—	(250)
Repayment of officer loans	—	—		—	120	—	—	—	120
Tax benefit related to stock option exercises	—	—		2,046	—	—	—	—	2,046
Stock based compensation	—	—		52	—	—	—	—	52
Net income	—	—		—	—	8,144	—	—	8,144
Cumulative translation adjustment	—	—		—	—	—	(2,370)	—	(2,370)

Balance at December 31, 2000	12,198	$12		$81,568	$(330)	$(3,922)	$(3,992)	$(1,540)	$71,796

(a)
Amounts not shown due to rounding

See accompanying notes to consolidated financial statements.

3D SYSTEMS CORPORATION
Consolidated Statements of Cash Flows
Years ended December 31, 2000, 1999 and 1998
(in thousands)

	2000	1999	1998
Cash flows from operating activities:
Net income (loss)	$8,144	$(5,301)	$2,132
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income taxes	1,979	(2,881)	158
Depreciation and amortization	6,245	6,068	5,813
Forgiveness of officer loan	47	—	—
Tax benefit related to stock option exercises	2,046	—	—
Stock based compensation	52	—	—
Allowance for doubtful accounts	(1,221)	2,062	339
Changes in operating assets and liabilities:
Accounts receivable	(6,274)	(6,338)	(909)
Lease receivables	(2,083)	4,828	(2,733)
Inventories	(6,963)	995	1,160
Prepaid expenses and other current assets	(1,520)	(112)	389
Other assets	(2,523)	(576)	(542)
Accounts payable	2,536	1,229	(176)
Accrued liabilities	548	579	158
Customer deposits	745	14	92
Deferred revenues	4,799	(2,165)	1,688
Other liabilities	(1,431)	3,187	(6)

Net cash provided by operating activities	5,126	1,589	7,563

Cash flows from investing activities:
Purchase of property and equipment	(4,893)	(7,719)	(5,822)
Disposition of property and equipment	2,958	3,241	2,234
Increase in licenses and patent costs	(368)	(5,005)	(659)
Disposition of licenses and patents	101	—	—
Costs to develop software	(442)	—	—
Purchase of short-term investments	—	(498)	(6,648)
Proceeds from short-term investments	—	3,982	6,661

Net cash used for investing activities	(2,644)	(5,999)	(4,234)

Cash flows from financing activities:
Exercise of stock options	4,399	350	557
Employee loans for stock option exercises	(250)	—	—
Repayment of note payable	(110)	(100)	(95)
Repayment of officer loans	120	—	60
Purchase of treasury stock	—	—	(1,375)

Net cash provided by (used for) financing activities	4,159	250	(853)

Effect of exchange rate changes on cash	(195)	801	741

Net increase (decrease) in cash and cash equivalents	6,446	(3,359)	3,217
Cash and cash equivalents at the beginning of the period	12,553	15,912	12,695

Cash and cash equivalents at the end of the period	$18,999	$12,553	$15,912

Supplemental disclosures of cash flow information:
Cash paid (received) during the year for:
Interest	$180	$212	$249

Income taxes	$97	$(137)	$(410)

See accompanying notes to consolidated financial statements.

3D SYSTEMS CORPORATION
Consolidated Statements of Comprehensive Income (Loss)
Years ended December 31, 2000, 1999, and 1998
(in thousands)

	2000	1999	1998
Net income (loss)	$8,144	$(5,301)	$2,132
Other comprehensive income (loss):
Foreign currency translation adjustments	(2,370)	(1,998)	587

Comprehensive income (loss)	$5,774	$(7,299)	$2,719

See accompanying notes to consolidated financial statements.

3D SYSTEMS CORPORATION
Notes to Consolidated Financial Statements
Years ended December 31, 2000, 1999, and 1998

(1)  Organization and Business

  3D Systems Corporation, a Delaware corporation (the "Company"), develops, produces and markets SLA industrial systems and ThermoJet solid object printers and related materials, parts and services. 3D Systems, Inc., a California corporation ("3D California"), an indirect wholly-owned subsidiary of the Company, directly and through its subsidiaries, conducts substantially all of the Company's business.

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

  (b)
  Sales and Concentration of Credit Risk

    Revenues from the sale of the Company's systems and related products are recognized upon shipment. The Company provides end users with up to one year of maintenance and warranty services, and defers a portion of its revenues at the time of sale based on the relative fair value of such services. After the initial maintenance period, the Company offers these customers optional maintenance contracts; revenue related to these contracts is deferred and recognized ratably over the period of the contract. To date, the Company has not experienced any significant warranty claims or product returns. In December 1999 the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101"), which provides additional guidance in applying generally accepted accounting principles to revenue recognition in the financial statements. The Company has implemented the provisions of SAB 101 and its impact on our revenue recognition policy is immaterial.

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

  (d)
  Leases

    At the inception of a lease, the gross lease receivable, the reserve for potential losses, the estimated residual value of the leased equipment and the unearned lease income are recorded. The unearned lease income represents the excess of the gross lease receivable plus the estimated residual value over the cost of the equipment leased and is recorded as deferred revenues.

  (e)
  Inventories

    Inventories are stated at the lower of cost (determined by the first-in, first-out method) or market value.

  (f)
  Property and Equipment

    Property and equipment is carried at cost and depreciated on a straight-line basis over the estimated useful lives of the related assets, generally three to thirty years. Leasehold improvements are amortized on a straight-line basis over their estimated useful lives, or the lives of the leases, whichever is shorter. Realized gains and losses are recognized upon disposal or retirement of the related assets and are reflected in results of operations. Repair and maintenance charges are expensed as incurred.

  (g)
  Licenses and Patent Costs

    Licenses and patent costs are being amortized on a straight-line basis over their estimated useful lives, which are approximately eight to eighteen years, or on a units of production basis, depending on the nature of the license or patent.

  (h)
  Long-Term Assets

    The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset are less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value.

  (i)
  Capitalized Software Costs

    Certain software development and production costs are capitalized upon a product's reaching technological feasibility. As of December 31, 2000 and 1999, the Company had cumulatively capitalized software development costs of $4.8 million and $4.3 million, respectively. Costs capitalized in 2000 and 1999 were $442,000 and $483,000, respectively. Amortization of software development costs begins when the related products are available for market. Amortization expense amounted to $457,000 $436,000 and $504,000 for 2000, 1999 and 1998, respectively, based on the straight-line method using estimated useful lives of two years. Net capitalized costs aggregated $480,000 and $494,000 at December 31, 2000 and 1999, respectively, and are included in other assets in the accompanying consolidated balance sheets.

  (j)
  Foreign Currency Translation

    International sales are made primarily from our foreign sales subsidiaries in their respective countries and are denominated in United States dollars or the local currency of each country. Our exposure to foreign exchange rate fluctuations arises in part from inter-company accounts in which costs incurred in the United States are charged to our foreign sales subsidiaries. These inter-company accounts are denominated in United States dollars. The duration of these exposures is minimized through our use of an inter-company netting and settlement system that settles all of our inter-company trading obligations monthly. In addition, selected exposures are managed by financial market transactions in the form of forward foreign exchange and put option contracts. We do not enter into derivative contracts for speculative purposes. We do not hedge our foreign currency exposure in a manner that would entirely eliminate the effects of changes in foreign exchange rates on our consolidated net income (loss).

    At December 31, 2000, the amount covered by all of our put option contracts was $5.8 million related to transactions denominated in Euros and pounds sterling, with settlement dates in January, February and March 2001. The carrying value of the put options was $20,000 and the market value was approximately $2,000 at December 31, 2000. There were no open forward foreign exchange contracts or put options as of the comparable period in 1999.

    The effect of the unrealized exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars is accumulated as a separate component of stockholders' equity. Gains and losses resulting from foreign currency transactions are included in current operations. The aggregate foreign exchange gains (losses) included in operations were $162,000, ($342,000) and $276,000 for 2000, 1999 and 1998, respectively.

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", and amended it with SFAS No. 138 in June 2000. It establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company will adopt Statement No. 133 as required for its first quarterly filing of fiscal year 2001. If the Company had adopted Statement No. 133 as of December 31, 2000, the impact on the Company's operations would be immaterial.

  (k)
  Research and Development Costs

    Research and development costs are expensed as incurred.

  (l)
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

  (m)
  Advertising Costs

    Advertising costs are expensed as incurred. Advertising expenses were approximately $1.7 million, $3.0 million and $2.3 million for the years ended 2000, 1999 and 1998, respectively.

  (n)
  Use of Estimates

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

  (o)
  Stock-Based Compensation

    The Company grants stock options to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees."

  (p)
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

  (q)
  Fair Value of Financial Instruments

    The Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and notes payable are carried at cost, which approximates their fair value because of the short-term maturity of these instruments and interest on long-term borrowings vary with the market.

(3)  Leases

  The Company provides lease financing for qualified customers. The leases are accounted for as sales-type leases where the present value of minimum lease payments, net of costs, are recorded as sales. The components of lease receivables at December 31, 2000 and 1999 are as follows (in thousands):

	2000	1999
Total minimum lease payment receivable	$4,261	$2,377
Estimated unguaranteed residual value	865	666

Gross investment in leases	5,126	3,043
Unearned income	(713)	(317)

Total investment in leases	$4,413	$2,726

Short-term interest in leases	$822	$53
Long-term interest in leases	$3,591	$2,673

    Future minimum lease payments to be received as of December 31, 2000 are as follows (in thousands):

2001	$1,099
2002	1,363
2003	1,014
2004	513
2005	272

$4,261

    In March 1999 lease receivables totaling $2.8 million were sold to an outside party. No gain or loss was recognized on the transaction.

(4)  Inventories

    Components of inventories at December 31, 2000 and 1999 are as follows (in thousands):

	2000	1999
Raw materials	$1,502	$1,633
Work in process	536	778
Finished goods	12,907	6,375

	$14,945	$8,786

(5)  Property and Equipment

    Property and equipment at December 31, 2000 and 1999 are summarized as follows (in thousands):

	2000	1999	Useful Life (in years)
Land and building	$4,637	$4,637	30
Machinery and equipment	18,438	20,420	3-5
Office furniture and equipment	2,998	3,083	5
Leasehold improvements	2,766	2,836	Life of Lease
Rental equipment	1,487	1,014	5
Construction in progress	572	97	N/A

	30,898	32,087
Less: Accumulated depreciation	(17,757)	(15,842)

	$13,141	$16,245

(6)  Licenses and Patent Costs

    Licenses and patent costs at December 31, 2000 and 1999 are summarized as follows (in thousands):

	2000	1999
Licenses, at cost	$2,333	$2,333
Patent costs	13,221	13,214

	15,554	15,547
Less: Accumulated amortization	(7,137)	(6,412)

	$8,417	$9,135
(a)
In 2000 and 1999, the Company incurred and capitalized $7,000 (net of additions of $368,000 and retirements for $361,000) and $5,005,000, respectively, of costs to acquire, develop and extend patents in the United States, Japan, Europe and certain other countries, and expensed previously developed capitalized patent costs of $985,000 and $991,000, respectively. At December 31, 2000, $1,081,000 in legal costs related to Aaroflex, Inc. (see Note 17(c) of "Notes to Consolidated Financial Statements" on page F-24) were capitalized and are included in other assets on the balance sheet.

(b)
Effective January 5, 1990, 3D California acquired from UVP, Inc. ("UVP"), UVP's patents for stereolithography technology in exchange for $9,075,000, $500,000 of which was paid in cash and $350,000 in offsets of costs incurred by the Company on behalf of UVP. The initial payment and offsets ($850,000) have been capitalized and are being amortized over the remaining life of the patents (approximately two years at December 31, 2000). The agreement further provided for payment deferrals during 1990 through 1992 aggregating $950,000 and annual payments based upon the sales levels of SLA machines up to a maximum of $8,225,000. The Company records the annual payments as royalty expense. In 2000, 1999 and 1998, royalty expense aggregated $843,000, $678,000 and $711,000, respectively, and is included in Cost of Sales: Products in the accompanying consolidated statements of operations. Royalty obligations at December 31, 2000 and 1999, are $1,702,000 and $1,742,000, respectively, and are included in accrued liabilities in the accompanying consolidated balance sheets. In the event the Company licenses the acquired technology to a third party, the Company is required to make additional accelerated payments to UVP of 50% of the royalties it receives up to an aggregate maximum of $8,225,000 including the Company's payments based on sales levels of its SLA machines. In 2000 and 1999, the Company made additional accelerated payments totaling $146,000 and $603,000, respectively. UVP has retained a security interest in the purchased technology until the purchase price is fully paid. At December 31, 2000 and 1999, $3.4 and $4.2 million, respectively, remained to be paid to UVP under this agreement.

(c)
The excess of the cost of the Company's investment in 3D California over the related underlying equity in the net assets of the subsidiary at the date of acquisition ($2.0 million) has been attributed to the licenses and patents of 3D California and is being amortized on the same basis as the underlying licenses and patents.

(7)  Credit Facility

    On August 8, 2000, 3D Systems, Inc., a subsidiary of 3D Systems Corporation, entered into a Revolving Line of Credit agreement ("Line of Credit") which allows 3D Systems, Inc. to borrow up to $10.0 million, subject to limits based on a percentage of eligible (as defined) accounts receivable and inventory held by 3D Systems, Inc. The interest on borrowings under the Line of Credit is at variable rates which float with the Chase Manhattan Bank Prime Rate ("Chase Bank Rate") or the London Interbank Offered Rates ("LIBOR"), plus an applicable margin ranging from 0.25% to 2.25% over the stated rates. Commencing with the first quarter of 2001, the margins will be based on 3D Systems, Inc.'s EBITDA and will range from 1.75% to 2.50% for LIBOR and 0% to 0.5% for the Chase Bank Rate. As of December 31, 2000, there were no material balances outstanding. 3D Systems, Inc. also pays a fee of 0.25% per annum on the unused amount of the Line of Credit. The Line of Credit has an initial term of three years with automatic annual renewals thereafter and is collateralized by the accounts receivable, inventory, property and equipment and other assets held by 3D Systems, Inc.

(8)  Accrued Liabilities

    Accrued liabilities at December 31, 2000 and 1999 are as follows (in thousands):

	2000	1999
Employee related benefits	$2,865	$2,393
Payroll and related taxes	992	995
Rent	205	256
Commissions	1,080	381
Product royalties	1,702	1,654
Sales tax	1,140	1,248
Other	1,590	1,814

	$9,574	$8,741

(9)  Other Liabilities

    Other liabilities at December 31, 2000 and 1999 are as follows (in thousands):

	2000	1999
Royalty payable	$950	$1,150
Amounts due under assignment agreement	1,000	1,600
Retirement plan	652	548
Employee termination costs	608	995
Other	—	380

	$3,210	$4,673

(10)  Long-Term Debt

    On August 20, 1996, the Company completed a $4.9 million variable rate industrial development bond financing of its Colorado facility. Interest on the bonds is payable monthly (the interest rate at December 31, 2000 was 4.53%). Principal payments are payable in semi-annual installments beginning in February 1997 through August 2016. The bonds are collateralized by an irrevocable standby letter of credit issued by Norwest Bank Minnesota, N.A. which is further collateralized by the building and related machinery and equipment as well as a standby letter of credit issued by The CIT Group/Business Credit, Inc. in the amount of approximately $1.5 million. The terms of the letters of credit require the Company to maintain specific levels of minimum tangible net worth, debt to equity ratio and quick ratio. Annual maturities of long-term debt are as follows (in thousands):

2001	$120
2002	135
2003	150
2004	165
2005	180
Later years	3,745

Total	$4,495
Less current portion	120

Long-term debt	$4,375

(11)  Stockholders' Equity and Stockholders' Rights Plan

    On May 23, 1996, the Company's stockholders approved the 1996 Stock Incentive Plan (the "1996 Plan") and the 1996 Stock Option Plan for Non-Employee Directors (the "Director Plan"). The maximum number of shares of common stock that may be issued pursuant to options granted under the 1996 Plan and the Director Plan is 2.1 million and 200,000, respectively. Both the 1996 Plan and the Director Plan expire on March 21, 2006, and no further options will be granted after that date. The 1996 Plan also provides for "reload options," which are options to purchase additional shares if a grantee uses already-owned shares to pay for an option exercise. To date the "reload option" provision has not been utilized. The Company also had a 1989 Employee and Director Incentive Plan (the "1989 Plan") in which options for substantially all common shares had been previously issued. The 1989 Plan expired in 1999. The option price per share under all plans is equal to the fair market value on the date of grant. The vesting and exercise periods for all plans, except the Director Plan, are determined at the discretion of the Compensation Committee of the Board of Directors. The majority of options issued under the 1996 Plan and the 1989 Plan vest 25% annually, commencing one year from the date of grant and expiring between six and ten years from the date of grant. Under the Director Plan, each non-employee director ("outside director") of the Company will automatically be granted annually non-statutory stock options to purchase 7,500 shares of common stock. Each option issued under the Director Plan vests in equal annual installments over a three-year period beginning on the first anniversary, and expires ten years from the date of grant.

    A summary of the status of the Company's stock options is summarized below (shares in thousands):

	2000		1999		1998
	Shares	Wgtd. Average Exercise Price	Shares	Wgtd. Average Exercise Price	Shares	Wgtd. Average Exercise Price
Outstanding at beginning of year	2,400	7.33	1,860	$9.18	1,673	$10.30
Granted	701	14.20	1,390	5.94	517	7.01
Exercised	(779)	6.23	(6)	5.25	(59)	6.17
Lapsed or canceled	(162)	8.78	(844)	8.84	(271)	13.33

Outstanding at year end	2,160	9.68	2,400	7.33	1,860	9.18

Options exercisable at year end	719		765		842
Options available for future grant	266		926		238
Weighted average fair value of Options granted during the year:	$2.80		$2.23		$3.77

    The following table summarizes information about stock options outstanding at December 31, 2000 (shares in thousands):

	Options Outstanding
				Options Exercisable
		Wgtd. Avg. Remaining Contractual Life
Range:	Number Outstanding At 12/31/00		Weighted Average Exercise Price	Number Outstanding At 12/31/00	Weighted Average Exercise Price
$3.00 to 4.99	75	8.71	$4.87	25	$4.87
5.00 to 9.99	1,295	7.22	6.62	456	6.79
10.00 to 14.99	312	8.66	10.56	149	10.26
15.00 to 19.99	392	8.57	17.51	3	17.63
20.00 to 24.50	86	4.20	24.19	86	24.19

	2,160			719

(a)
As of December 31, 2000, options for 152,076 shares and 114,356 shares of common stock were available for grant under the 1996 Plan and the Director Plan, respectively (258,932 shares in the aggregate). The 1996 Plan and 1989 Plan also provide for the issuance of Stock Appreciation Rights (SARs) and Limited Stock Appreciation Rights (LSARs). As of December 31, 2000, no SARs or LSARs have been issued.

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

  Shares purchased under the Company's ESPP were 19,895, 57,367 and 37,687, at weighted average prices of $9.57, $4.47 and $5.11 in 2000, 1999 and 1998, respectively. The weighted average fair values of ESPP shares issued in 2000, 1999 and 1998 were $4.51, $2.15 and $0.96, respectively.

(e)
In November 1999, the exercise prices of selected stock options to purchase 147,000 shares were adjusted to reflect the then lower market value of the Company's common stock.

(f)
Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for the Plans under the fair value method of the Statement. The fair value of options issued under the Plans was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: no dividend yield; volatility factor of the expected market price of the Company's common stock of 0.70, 0.59 and 0.60, for 2000, 1999 and 1998, respectively; a weighted-average expected life of the options of 3.8, 3.8 and 3.9 for 2000, 1999 and 1998, respectively; and a risk-free interest rate of 5%, 5.50% and 5.95% for 2000, 1999 and 1998, respectively. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma net income (loss), net income (loss) per common share and diluted net income (loss) per common share assuming dilution would approximate the following (in thousands except per share amounts):
	As Reported	Pro Forma
Year Ended December 31, 2000:
Net income	$8,144	7,498
Basic net income per share	.69	.63
Diluted net income per share	.63	.58
Year Ended December 31, 1999:
Net loss	$(5,301)	$(7,853)
Basic net loss per share	(.47)	(.69)
Diluted net loss per share	(.47)	(.69)
Year Ended December 31, 1998:
Net income (loss)	$2,132	$(368)
Basic net income (loss) per share	.19	(.03)
Diluted net income (loss) per share	.18	(.03)

(12)  Computation of Earnings Per Share

    The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations for the years ended December 31, 2000, 1999 and 1998 (in thousands):

	2000	1999	1998
Numerator:
Net income (loss)—numerator for basic net	$8,144	$(5,301)	$2,132
income (loss) per share and diluted net
income (loss) per share
Denominator:
Denominator for basic net income (loss) per share—weighted average shares	11,851	11,376	11,348
Effect of dilutive securities:
Stock options and warrants	1,038	—	246

Denominator for diluted net income (loss) per share	$12,889	$11,376	$11,594

    Common shares related to stock options and stock warrants that are antidilutive amounted to approximately 459,000, 2,574,000 and 1,437,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

(13)  Related Party Transactions

  (a)
  Pursuant to an agreement dated December 14, 1999, the Performance Polymer Division of Ciba Specialty Chemicals, Inc. ("CSC") was acquired by Vantico, S.A. ("Vantico"). The Company purchased materials from CSC and Vantico (a 14.2% beneficial stockholder of the Company) aggregating $13.9 million, $10.1 million and $8.8 million in 2000, 1999 and 1998, respectively. Sales to CSC and Vantico amounted to $392,000, $542,000 and $87,000 in 2000, 1999 and 1998, respectively. Net accounts payable of $1.8 million and $1.1 million due to Vantico are included in the accompanying consolidated balance sheet at December 31, 2000 and 1999, respectively.

  (b)
  At December 31, 2000, the Company has remaining notes receivable totaling $80,000 from certain executive officers of the Company pursuant to the "Executive Long-Term Stock Incentive Plan" (which was adopted under the 1996 Stock Incentive Plan). The original amount of the loans was $420,000, of which $40,000 were forgiven in 2000, $120,000 were canceled (and shares returned and canceled) in 1999, and $120,000 and $60,000 were repaid in 2000 and 1998, respectively. The loans were used to purchase an aggregate of 67,333 shares of the Company's common stock at the fair market value on the date of offer. These notes bear an interest rate of 6% per annum and mature in the year 2003. The plan calls for the loans to be forgiven, in part or whole, if certain profitability targets are met. The notes receivable are shown on the balance sheet as a reduction of stockholders' equity.

  (c)
  In 1999, the Company issued to the Chairman of the Board 150,000 options to purchase common stock of the Company. These options have an exercise price of $6.61 per share, which exceeded fair value at date of grant, vest six months from the date of grant, and expire ten years from the date of issue. No stock options were granted or exercised in 2000.

  (d)
  In September 1999, the Company entered into an agreement with Regent Pacific Management Corporation ("Regent Pacific"), to provide management services to the Company for a period of one year. Five principals of Regent Pacific are currently employees of the Company including its Chief Executive Officer. The agreement has a one-year term and can be extended by mutual agreement of the parties. The agreement requires that the Company cover Regent Pacific under its directors and officers' insurance coverage for certain liabilities arising out of the performance of services under the agreement. Under the terms of the agreement, Regent Pacific provides services to the Company at a fee of $50,000 per week. On September 9, 2000, the Company extended its agreement with Regent Pacific from 12 months to 24 months, with the potential for additional extensions beyond that period. All other terms of the agreement remain substantially unchanged.

  (e)
  In connection with his services as an employee of the Company, the Company's Board granted to Mr. Gary J. Sbona, the Chairman and Chief Executive Officer of Regent Pacific, options to purchase 325,000 and 350,000, shares of the Company's common stock, at an exercise price of $17.39 and $16.00 per share in 2000 and 1999, which exceeded fair value at date of grant for 1999 only. These options will vest over a three-year period or sooner upon certain change in control transactions or upon the termination of Regent Pacific's management agreement. In 2000, 116,666 options were exercised at a per share price of $16.00.

(14)  Income Taxes

    The components of the Company's pretax income (loss) are as follows (in thousands):

	2000	1999	1998
Domestic	$10,783	$(8,870)	$552
Foreign	1,670	1,329	2,635

Total	$12,453	$(7,541)	$3,187

    The components of the Company's net deferred tax assets at December 31 are as follows (in thousands):

	2000	1999
Deferred tax assets:
Research tax credits	$3,693	$3,148
Alternative minimum tax credits	436	340
California manufacturer credit	226	226
Net operating loss carryforwards	3,380	6,061
Inventory reserves	373	295
Accrued liabilities	1,233	1,616
Allowance for doubtful accounts	376	360
Property and equipment (excess book basis over tax basis)	235	—
Patents and licenses	682	834
Other reserves	303	575

Total deferred tax assets	10,937	13,455
Valuation allowance	(1,270)	(1,603)

Net deferred tax assets	9,667	11,852

Deferred tax liabilities:
Deferred lease revenue	1,312	1,263
Software development	321	327
Property and equipment (excess book basis over tax basis)	—	249

Total deferred tax liabilities	1,633	1,839

Net deferred tax assets	$8,034	$10,013

    The valuation allowance for deferred taxes relates primarily to realizability of foreign net operating losses and was decreased by $333,000 during 2000 primarily due to the adjustment in foreign net operating losses. Although realization is not assured, management believes it is more likely than not that the Company will realize the benefit of the net deferred tax assets. The amount of the net deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

    The Company has not provided for the U.S. Federal and State income tax that would be paid on unremitted earnings of foreign subsidiaries as the foreign subsidiaries' financials reflect an accumulated deficit.

    The components of income tax expense (benefit) for the years ended December 31, 2000, 1999 and 1998 are as follows (in thousands):

	2000	1999	1998
Current:
U.S. Federal	$106	$—	$4
State	124	52	71
Foreign	54	589	822

Total	284	641	897

Deferred:
U.S. Federal	1,478	(2,470)	4
State	(21)	(411)	154
Foreign	522	—	—

Total	1,979	(2,881)	158

Tax benefit credited to Capital in excess of par:
U.S. Federal	1,727	—	—
State	319	—	—

Total	2,046	—	—

Total income tax expense (benefit)	$4,309	$(2,240)	$1,055

    The tax benefit credited to Capital in excess of par, referred to above, reflects stock option exercises.

    The overall effective tax rate differs from the statutory federal tax rate for the years ended December 31, 2000, 1999 and 1998 as follows:

	% of Pretax Income (Loss)
	2000	1999	1998
Tax provision based on the federal statutory rate	34.0	(34.0)%	34.0%
State taxes, net of federal benefit	2.3	(3.1)	4.7
Utilization of net operating losses	(1.1)	—	(5.3)
Foreign net operating losses with no benefit	—	0.8	—
Research tax credits	(1.6)	(2.4)	(7.1)
Foreign taxes	1.0	4.0	3.0
Change in valuation reserve	(0.9)	4.2	2.1
Foreign sales corporation benefit	(0.4)	—	—
Other	1.3	0.8	1.7

	34.6%	(29.7)%	33.1%

    As of December 31, 2000, the Company has net operating loss carryforwards for United States federal and foreign income tax purposes of approximately $9.8 million and $1.3 million, respectively. The United States net operating loss carryforwards begin to expire in 2011, and the foreign net operating loss carryforwards expire through 2003, except for certain operating losses which do not expire. Ultimate utilization of these loss carryforwards is dependent on future taxable earnings of the Company.

    The Company has research and experimentation tax credit carryforwards for United States federal and state income tax purposes of $2.7 million and $1.5 million, respectively, which are available through 2011. In addition, the Company has alternative minimum tax credit carryforwards for United States federal and state income tax purposes at December 31, 2000 of $407,000 and $29,000, respectively.

(15)  Employee Benefit Plan

    In 1989, 3D California adopted a defined contribution 401(k) plan (the "Plan") for its employees. Employees must be at least 21 years of age and must have at least six consecutive months of service with the Company to be eligible for the Plan. Participants may contribute between 1% and 15% of their compensation to the Plan. The Company may make discretionary profit sharing contributions or discretionary matching contributions. Matching contributions are limited to 50% of the employee contribution up to a maximum of $1,500. Participants are fully and immediately vested in employee contributions. Company profit sharing contributions vest over a four-year period. Company matching contributions vest immediately. For the year ended December 31, 1998, the Company accrued profit sharing contributions of $150,000 related to 3D California's profit sharing plan. During 1999, the Company contributed $376,000 to match employee contributions. In 2000, the Company contributed $328,000 to match employee contributions.

    The Company's European subsidiaries have adopted employee benefit plans pursuant to the rules and regulations of their country of origin. As of December 31, 2000 and 1999, the Company had accrued $652,000 and $548,000, primarily related to contributions payable to these plans.

(16)  Segment Information

    All of the Company's assets are devoted to the manufacture and sale of Company systems, supplies and services; assets are not identifiable by operating segment. Our two major operating segments are products and services, and segment information is measured by gross profit detail. The Company attributes revenues to geographic areas based on shipment in the country of origination.

    Summarized data for the Company's operating segments is as follows (in thousands):

	2000	1999	1998
Sales:
Products	$80,246	$66,806	$65,434
Services	29,429	30,143	32,683

Total sales	109,675	96,949	98,117

Cost of sales:
Products	35,084	35,938	33,477
Services	21,729	20,975	22,062

Total cost of sales	56,813	56,913	55,539

Gross profit	$52,862	$40,036	$42,578

    Summarized data for the Company's operations by geographic area is as follows (in thousands):

	USA	Europe	Asia	Eliminations	Total
For the year ended December 31, 2000:
Sales to unaffiliated customers	$59,096	38,551	12,028	—	$109,675
Inter-area sales	$22,283	5,113	—	(27,396)	—
Income (loss) from operations	$11,427	978	—	(67)	$12,338
Long-lived assets at December 31, 2000	$19,696	2,552	373	—	$22,621
For the year ended December 31, 1999:
Sales to unaffiliated customers	$50,935	40,283	5,731	—	$96,949
Inter-area sales	$21,577	3,057	—	(24,634)	—
Income (loss) from operations	$(8,203)	1,356	—	(705)	$(7,552)
Long-lived assets at December 31, 1999	$22,141	4,730	211	—	$27,082
For the year ended December 31, 1998:
Sales to unaffiliated customers	$54,842	34,202	9,073	—	$98,117
Inter-area sales	$13,693	1,164	—	(14,857)	—
Income (loss) from operations	$(429)	2,741	—	393	$2,705
Long-lived assets at December 31, 1998	$20,762	2,528	180	—	$23,470

    Inter-area sales to the Company's foreign subsidiaries are recorded at amounts consistent with prices charged to distributors, which are above cost.

(17)  Commitments and Contingencies

  (a)
  The Company leases its facilities under non-cancelable operating leases expiring through December 2004. The leases are generally on a net-rent basis, whereby the Company pays taxes, maintenance and insurance. Leases that expire are expected to be renewed or replaced by leases on other properties. Rental expense for the years ended December 31, 2000, 1999 and 1998 aggregated $1.9 million, $1.8 million and $2.4, respectively.

    Minimum annual rental commitments under the leases at December 31, 2000 are as follows (in thousands):

Year ending December 31:
2001	$1,240
2002	1,146
2003	158
2004	91
2005	—
Later years	—

$2,635

  (b)
  3D California is a party to an agreement with Vantico and certain of its subsidiaries (the "Photopolymer Research Agreement"), dated August 15, 1990, relating to the research and development of liquid photopolymers, photopolymerizable monomers and photoinitiators for use with stereolithography technology. The agreement obligates each of the parties to cooperate in the development of liquid photopolymers, photopolymerizable monomers and photoinitiators. The agreement provides that the parties shall deal exclusively with each other in the development of liquid stereolithographic products except that: (a) 3D California may recommend to its customers products produced by suppliers other than Vantico in the event that another supplier produces products suitable for stereolithography and Vantico cannot produce a product with similar performance parameters, (b) 3D California may pursue the development of certain products developed pursuant to the agreement if Vantico determines it has no capabilities or interest in such products, (c) Vantico may cooperate in developing competing products if such products involve new fields of technology in which 3D California does not have and is not able within a reasonable time to develop expertise.

    As part of the Photopolymer Research Agreement, the parties have agreed that if a change in control of the Company or 3D California should occur, then at the option of Vantico, 3D California will be required to pay Vantico an amount equal to Vantico's "deferred research and development costs," up to $10 million. A "change in control" is defined to have occurred only if a person, or group of related persons, becomes the beneficial owner of in excess of 31.4% of the Company's outstanding voting securities (such percentage to be ratably increased in the event of any sale by a Vantico affiliate of any of its shares of the Company's common stock), unless approved by Vantico. "Deferred Research and Development Costs" means all costs incurred by Vantico during the five full fiscal years immediately preceding the occurrence of a change in control, multiplied by two. The existence of this provision may deter potential acquirers from seeking to acquire the Company, or a significant interest in the equity securities of the Company.

    In connection with the Photopolymer Research Agreement, 3D California entered into a Photopolymer Distribution Agreement with Vantico, dated as of July 1, 1990, pursuant to which 3D California is the exclusive worldwide distributor (except Japan) of photopolymers manufactured by Vantico. At the request of 3D California, an affiliate of Vantico currently sells such photopolymers in Japan to one of 3D California's Japanese distributors. Subject to certain conditions, so long as Vantico provides adequate supplies, 3D California is required to fill all of its requirements for its liquid photopolymers through purchases from Vantico. In order to maintain its exclusive distribution rights, 3D California must meet certain quotas based on the dollar value of products purchased from Vantico on an annual basis as set forth in the agreement. 3D California had in the past failed to meet quotas established under the agreement and, in May 1995, 3D California and Vantico mutually agreed to reduce the quotas. Subject to certain conditions, the agreement will remain in effect unless terminated by either party upon six months advance notice.

  (c)
  3D Systems, Inc. v. Aaroflex et al. On January 13, 1997, we filed a complaint in the United States District Court, Central District of California, against Aarotech Laboratories, Inc. ("Aarotech"), Aaroflex, Inc. ("Aaroflex") and Albert C. Young ("Young"). Aaroflex is the parent corporation of Aarotech. Young is the Chairman of the Board and Chief Executive Officer of both Aarotech and Aaroflex. The original complaint alleged that stereolithography equipment manufactured by Aaroflex infringes six of our patents. In August 2000, two additional patents were added to the complaint. We seek damages and injunctive relief from the defendants, who have threatened to sue us for trade libel. To date, the defendants have not filed such a suit.

    Following decisions by the District Court and the Federal Circuit Court of Appeals on jurisdictional issues, Aarotech and Albert C. Young were dismissed from the suit, and an action against Aaroflex is proceeding in the District Court. Motions for summary judgment by Aaroflex on multiple counts contained in our complaint and on Aaroflex's counterclaims have been dismissed, fact discovery in the case has been completed, and we have filed motions for summary judgment for patent infringement. A decision on these motions is pending. Trial on any remaining undecided issues is scheduled to occur in 2001.

  (d)
  3D Systems, Inc. v. Teijin Seiki Co. Ltd. On March 21, 1997, we filed a patent infringement action in District Court in Osaka, Japan under one of our Japanese patents, alleging infringement, and seeking damages from the defendant and injunctive relief (the "Teijin Seiki Lawsuit"). The action is in the early stages of prosecution. As described below, Teijin Seiki has filed an invalidation action against one of our patents, and we have appealed an unfavorable decision in that action. As a result, the Teijin Seiki Lawsuit has been suspended pending final determination of the invalidation action.

  (e)
  Patent Opposition and Invalidation Proceedings. We have been granted twelve patents in Japan. An opposition was submitted against one of these patents, but the opposition was dismissed, and the patent has been maintained as originally issued. Furthermore, one of the twelve patents has had three invalidation trials filed against it. These invalidation trials were decided against us. We have responded by appealing the decision in the third trial. The decision in the appeal was unfavorable and has been appealed to the highest court in Japan. The final decision may conclude with present or modified protection, or may result in revocation of the patent.
  (f)
  The Company is engaged in certain additional legal actions arising in the ordinary course of business. On the advice of legal counsel, the Company believes it has adequate legal defenses and that the ultimate outcome of these actions will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

(18)  Other Operating Expenses

    Other operating expenses for the year ended December 31, 1999 are comprised of non-recurring charges including $407,000 of litigation and settlement costs, $1,769,000 of employee related costs, and $1,208,000 of other costs.

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

    In September 1999, the Company recorded an additional $1.2 million of non-recurring expense associated with the realignment of another management position. The costs are reflected in the Employee Related Costs noted above. Payments to the former executive will be made over a five-year period ending in 2004 as the result of an underlying employment agreement. As of December 31, 2000 a remaining liability of $912,000 related to the non-recurring charge is included in accrued liabilities and other liabilities on the accompanying balance sheet.

(19)  Subsequent Events (unaudited)

    In February 2001, we acquired the stock and intellectual property of OptoForm SARL, a start-up company that has developed stereolithography ("SL") machines that are capable of using non-liquid materials. The aggregate purchase price was $2.4 million, of which $1.2 million was settled in cash and $1.2 million will be due in February 2002. The acquisition will be accounted for using the purchase method of accounting. OptoForm SARL's results of operations are not material to the pro forma combined results of the Company and OptoForm for 2000.

(20)  Selected Quarterly Financial Data (unaudited) (in thousands, except per share information)

	Quarter Ended
	Dec. 31, 2000	Sep. 29, 2000	June 30, 2000	Mar. 31, 2000	Dec. 31, 1999	Oct. 1, 1999	July 2, 1999	Apr. 2, 1999
Total sales	$31,699	$29,548	$25,416	$23,012	$28,905	$23,898	$21,462	$22,684
Gross profit	15,297	14,588	12,179	10,798	12,886	10,108	7,848	9,194
Total operating expenses	11,632	10,341	9,347	9,204	10,002	11,579	13,334	12,673
Income (loss) from operations	3,665	4,247	2,832	1,594	2,884	(1,471)	(5,486)	(3,479)
Income tax expense (benefit)	1,343	1,427	983	556	760	(394)	(1,533)	(1,073)
Net income (loss)	2,385	2,771	1,908	1,080	1,941	(1,013)	(3,949)	(2,280)
Basic income(loss) per share	.20	.23	.16	.09	.17	(.09)	(.35)	(.20)
Diluted income (loss) per share	.18	.21	.15	.09	.17	(.09)	(.35)	(.20)

    Per share amounts for each of the quarterly periods presented do not necessarily add up to the total presented for the year because each amount is independently calculated.

    The Company presents its quarterly results on a 13 week basis ending the last Friday of each quarter and reports its annual financial information through the calendar year ended December 31.

INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors of
3D Systems Corporation
Valencia, California

    We have audited the consolidated financial statements of 3D Systems Corporation and its subsidiaries (the "Company") as of December 31, 2000, and for the year then ended, and have issued our report thereon dated March 5, 2001 (included elsewhere in this Annual Report on Form 10-K). Our audit also included the financial statement schedule of the Company as of December 31, 2000, and for the year then ended, listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit. In our opinion, such financial statement schedule as of December 31, 2000, and for the year then ended, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP
Deloitte & Touche LLP

Los Angeles, California
March 5, 2001

REPORT OF INDEPENDENT ACCOUNTANTS
ON FINANCIAL STATEMENT SCHEDULE

To the Stockholders and Board of Directors
3D Systems Corporation

    Our report on the consolidated financial statements of 3D Systems Corporation and its Subsidiaries is included on page F-3 of this Form 10-K. In connection with our audits of such financial statements, we have audited the related financial statement schedule as of December 31, 1999, 1998 and for each of the two years in the period ended December 31, 1999, as listed on the index on page F-1 of this Form 10-K.

    In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

PricewaterhouseCoopers LLP

Woodland Hills, California
Rebruary 14, 2000

SCHEDULE II

3D SYSTEMS CORPORATION
Valuation and Qualifying Accounts
Years ended December 31, 2000, 1999 and 1998
(in thousands)

Year Ended	Item	Balance at beginning of year	Additions charged to expenses	Deductions	Balance at end of Year
2000	Inventory obsolescence reserve	$1,776	$1,026	$(2,049)	$753

1999	Inventory obsolescence reserve	$620	$1,982	$(826)	$1,776

1998	Inventory obsolescence reserve	$549	$2,197	$(2,126)	$620

2000	Allowance for doubtful accounts	$2,912	$300	$(1,613)	$1,599

1999	Allowance for doubtful accounts	$944	$2,596	$(628)	$2,912

1998	Allowance for doubtful accounts	$441	$1,450	$(947)	$944

2000	Deferred tax valuation allowance	$1,603	$—	$(333)	$1,270

1999	Deferred tax valuation allowance	$1,163	$440	$—	$1,603

1998	Deferred tax valuation allowance	$2,114	$—	$(951)	$1,163

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

3D SYSTEMS CORPORATION
By:	/s/ E. JAMES SELZER E. James Selzer Chief Financial Officer and VP, Finance (Principal Financial Officer and Principal Accounting Officer)
Date:

    KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Brian K. Service and E. James Selzer, or any one of them, his attorney-in-fact and agent, with full power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming to all that said attorneys-in-fact, or their substitutes, may do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

Signature	Date	Title

/s/ BRIAN K. SERVICE Brian K. Service	March , 2001	President and Chief Executive Officer and Director (Principal Executive Officer)
/s/ E. JAMES SELZER E. James Selzer	March , 2001	Chief Financial Officer and VP, Finance (Principal Financial Officer and Principal Accounting Officer)
/s/ CHARLES W. HULL Charles W. Hull	March , 2001	Chief Technology Officer and Director
/s/ G. WALTER LOEWENBAUM II G. Walter Loewenbaum II	March , 2001	Chairman of the Board of Directors
/s/ GARY J. SBONA Gary J. Sbona	March , 2001	Director
/s/ MIRIAM V. GOLD Miriam V. Gold	March , 2001	Director
/s/ JIM D. KEVER Jim D. Kever	March , 2001	Director
/s/ KEVIN S. MOORE Kevin S. Moore	March , 2001	Director
/s/ RICHARD C. SPALDING Richard C. Spalding	March , 2001	Director

QuickLinks

FORM 10-K
Annual Report on Form 10-K for the Year Ended December 31, 2000
PART I
PART II
PART III
PART IV
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULE
INDEPENDENT AUDITORS' REPORT
3D SYSTEMS CORPORATION Consolidated Balance Sheets At December 31, 2000 and 1999 (in thousands, except per share amounts)
3D SYSTEMS CORPORATION Consolidated Statements of Operations Years ended December 31, 2000, 1999 and 1998 (in thousands, except per share amounts)
3D SYSTEMS CORPORATION Consolidated Statements of Cash Flows Years ended December 31, 2000, 1999 and 1998 (in thousands)
3D SYSTEMS CORPORATION Consolidated Statements of Comprehensive Income (Loss) Years ended December 31, 2000, 1999, and 1998 (in thousands)
3D SYSTEMS CORPORATION Notes to Consolidated Financial Statements Years ended December 31, 2000, 1999, and 1998
INDEPENDENT AUDITORS' REPORT
REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE
SCHEDULE II
3D SYSTEMS CORPORATION Valuation and Qualifying Accounts Years ended December 31, 2000, 1999 and 1998 (in thousands)
SIGNATURES