Form 10-Q
period 2001-03-30
3 D SYSTEMS CORP
filed 2001-05-14
CIK 910638

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

          ☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2001

OR

          ☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-22250

3D SYSTEMS CORPORATION
(Exact Name of Registrant as Specified in its Charter)

DELAWARE	95-4431352
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

26081 AVENUE HALL, VALENCIA, CALIFORNIA	91355
(Address of Principal Executive Offices)	(Zip Code)

(661) 295-5600
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒  No ☐

          Shares of Common Stock, par value $0.001, outstanding as of April 30, 2001:  12,311,354

3D SYSTEMS CORPORATION

3D SYSTEMS CORPORATION
Consolidated Balance Sheets
As of March 30, 2001 and December 31, 2000
(in thousands, except per share amounts)
(unaudited)

ASSETS	March 30, 2001	December 31, 2000
Current assets:
Cash and cash equivalents	$16,387	$18,999
Accounts receivable, less allowances for doubtful accounts of $1,545 (2001) and $1,599 (2000)	33,824	33,304
Current portion of lease receivables	1,472	1,497
Inventories	16,823	14,945
Current portion of deferred tax assets	2,085	2,824
Prepaid expenses and other current assets	2,953	3,496
Total current assets	73,544	75,065
Property and equipment, net	12,990	13,141
Licenses and patent costs, net	8,334	8,417
Deferred tax assets, less current portion	5,210	5,210
Lease receivables, less current portion	2,874	3,629
Other assets, net	7,404	4,435
	$110,356	$109,897

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,224	$8,264
Accrued liabilities	9,564	9,574
Current portion of long-term debt	125	120
Customer deposits	1,070	1,087
Deferred revenues	12,326	11,471
Total current liabilities	31,309	30,516
Other liabilities	2,109	3,210
Long-term debt, less current portion	4,310	4,375
	37,728	38,101
Stockholders’ equity:
Preferred stock. Authorized 5,000 shares; none issued	—	--
Common stock, $.001 par value. Authorized 25,000 shares; issued 12,530 and outstanding 12,305 (2001); and issued 12,423 and outstanding 12,198 (2000)	13	12
Capital in excess of par value	82,476	81,568
Notes receivable from officers and employees	(320)	(330)
Accumulated deficit	(2,557)	(3,922)
Accumulated other comprehensive loss	(5,444)	(3,992)
Treasury stock, at cost, 225 shares (2001 and 2000)	(1,540)	(1,540)
Total stockholders’ equity	72,628	71,796
	$110,356	$109,897

See accompanying notes to consolidated financial statements

3D SYSTEMS CORPORATION
Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three-Month Periods Ended
	March 30, 2001	March 31, 2000
Sales:
Products	$20,686	$15,672
Services	7,217	7,340
Total sales	27,903	23,012
Cost of sales:
Products	9,287	6,951
Services	5,412	5,263
Total cost of sales	14,699	12,214
Gross profit	13,204	10,798
Operating expenses:
Selling, general and administrative	8,919	7,333
Research and development	2,184	1,871
Total operating expenses	11,103	9,204
Income from operations	2,101	1,594
Interest income	153	132
Interest and other expense	(87)	(90)
Income before provision for income taxes	2,167	1,636
Provision for income taxes	802	556
Net income	$1,365	$1,080
Shares used to calculate basic net income per share	12,294	11,551
Basic net income per share	$.11	$.09
Shares used to calculate diluted net income per share	12,940	12,340
Diluted net income per share	$.11	$.09

See accompanying notes to consolidated financial statements

3D SYSTEMS CORPORATION
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three-Month Periods Ended
	March 30, 2001	March 31, 2000

Cash flows from operating activities:
Net income	$1,365	$1,080
Adjustments to reconcile net income to net cash used in operating activities:
Deferred income taxes	739	277
Depreciation and amortization	1,436	1,757
Provision for accounts receivable	(110)	(26)
Loss on disposition of property & equipment	44	734
Increase (decrease) in cash resulting from changes in:
Accounts receivables	(1,563)	80
Lease receivables	781	(507)
Inventories	(2,716)	(3,536)
Prepaid expenses and other current assets	455	162
Other assets	(552)	(406)
Accounts payable	47	83
Accrued liabilities	(1,213)	(777)
Customer deposits	(24)	75
Deferred revenues	1,083	1,191
Other liabilities	(1,058)	(980)
Net cash used in operating activities	(1,286)	(793)

Cash flows from investing activities:
Investment in OptoForm SARL	(1,369)	-
Purchase of property and equipment	(1,121)	(1,128)
Additions to licenses and patents	(116)	(118)
Software development costs	(106)	-
Net cash used in investing activities	(2,712)	(1,246)

Cash flows from financing activities:
Exercise of stock options	909	1,222
Repayment of notes receivable from officers and employees	10	-
Repayments of long-term debt	(60)	(55)
Net cash provided by financing activities	859	1,167
Effect of exchange rate changes on cash	527	(373)
Net decrease in cash and cash equivalents	(2,612)	(1,245)
Cash and cash equivalents at the beginning of the period	18,999	12,553
Cash and cash equivalents at the end of the period	$16,387	$11,308

Supplemental schedule of noncash investing activities:
In conjunction with the acquisition of OptoForm SARL, the Company recorded intangible assets and a corresponding liability of $1,257.

The Company transferred $982 of rental equipment from inventory to fixed assets.  Additionally, $650 of rental equipment was transferred from fixed assets to inventory.

See accompanying notes to consolidated financial statements.

3D Systems Corporation
Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three-Month Periods Ended
	March 30, 2001	March 31, 2000

Net income	$1,365	$1,080
Other comprehensive loss:
Foreign currency translation adjustments	(1,452)	(1,419)
Comprehensive loss	$(87)	$(339)

See accompanying notes to consolidated financial statements.

3D SYSTEMS CORPORATION
Notes to Consolidated Financial Statements
March 30, 2001 and March 31, 2000
(unaudited)

(1)       Basis of  Presentation

The accompanying consolidated financial statements of 3D Systems Corporation and subsidiaries (the “Company”) are prepared in accordance with instructions to Form 10-Q and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) which are necessary for the fair presentation of results for the interim periods.  The Company reports its interim financial information on a 13-week basis ending the last Friday of each quarter, and reports its annual financial information through the calendar year ended December 31.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.  The results of the three-month period ended March 30, 2001 are not necessarily indicative of the results to be expected for the full year.

(2)       Significant Accounting Policies

Accounting Change

In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 133, "Accounting for Derivative Instruments and Hedging Activities," and amended it with SFAS 138 in June 2000.  It establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.  Effective January 1, 2001, the Company adopted SFAS 133. The impact of the adoption of SFAS 133 was immaterial.

The Company uses derivative instruments to manage exposure to foreign currency risk. International sales are made primarily from the Company’s foreign sales subsidiaries in their respective countries and are denominated in United States dollars or the local currency of each country.  The Company’s exposure to foreign exchange rate fluctuations arises in part from inter-company accounts in which costs incurred in the United States are charged to our foreign sales subsidiaries.  These inter-company accounts are denominated in United States dollars.  The Company manages these exposures through the use of an inter-company netting and settlement system that settles all of our inter-company trading obligations monthly.  In addition, selected exposures are managed by financial market transactions in the form of forward foreign exchange and put option contracts.  The Company does not enter into derivative contracts for speculative purposes. The Company does not hedge its foreign currency exposure in a manner that would entirely eliminate the effects of changes in foreign exchange rates on its consolidated net income.

At March 30, 2001, the notional amount covered by all of the Company’s forward foreign exchange and put option contracts was $3.5 million related to transactions denominated in Euro and pounds sterling, with settlement dates in April and May 2001.  The fair value of the forward foreign exchange and put option contracts was $118,000 at March 30, 2001 and was recorded as other current assets on the balance sheet and cost of sales in the statement of operations.  These derivative instruments are not designated as hedging instruments under SFAS 133.

(3)       Inventories (in thousands):

	March 30, 2001	December 31, 2000
Raw materials	$2,115	$1,502
Work in progress	872	536
Finished goods	13,836	12,907
	$16,823	$14,945

(4)       Property and Equipment (in thousands):

			Useful Life
	March 30, 2001	December 31, 2000	(in years)
Land and building	$4,637	$4,637	30
Machinery and equipment	19,289	18,438	3-5
Office furniture and equipment	3,002	2,998	5
Leasehold improvements	2,770	2,766	Life of lease
Rental equipment	1,348	1,487	5
Construction in progress	446	572	N/A
	31,492	30,898
Less accumulated depreciation	(18,502)	(17,757)
	$12,990	$13,141

(5)       Computation of Earnings Per Share

In accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Dilutive net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued.  Potential common shares related to stock options and stock warrants are excluded from the computation when their effect is antidilutive.

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations for the three-month periods ended March 30, 2001 and March 31, 2000.
	2001	2000
Numerator:
Net income - numerator for basic net income per share and diluted net income per share	$1,365	$1,080

Denominator:
Denominator for basic net income per share – weighted average shares	12,294	11,551

Effect of dilutive securities:

Stock options and warrants	646	789
Denominator for diluted net income per share	12,940	12,340

       Common shares related to stock options and stock warrants that are antidilutive amounted to 564,733 shares and
       337,550 shares for the three-months ended March 30, 2001 and March 31, 2000, respectively.

(6)       Segment Information

All of the Company’s assets are devoted to the manufacture and sale of Company systems, supplies and services; assets are not identifiable by operating segment.  Our two major operating segments are products and services, and segment information is measured by gross profit detail.  The Company attributes revenues to geographic areas based on shipment in the country of origination.

Summarized data for the Company’s operating segments is as follows (in thousands):

	For the three-month periods ended
	March 30, 2001	March 31, 2000
Sales:
Products	$20,686	$15,672
Services	7,217	7,340
Total sales	27,903	23,012
Cost of sales:
Products	9,287	6,951
Services	5,412	5,263
Total cost of sales	14,699	12,214
Gross profit	$13,204	$10,798

Summarized data for the Company’s operations by geographic area is as follows (in thousands):

	USA	Europe	Asia	Eliminations	Total

For the period ended March 30, 2001:
Sales to unaffiliated customers	$14,619	9,205	4,079	--	$27,903
Inter-area sales	$3,038	1,375	--	(4,413)
Income from operations	$1,863	238	--	--	$2,101
Long-lived assets at March 30, 2001	$19,739	2,380	219	--	$22,338

For the period ended March 31, 2000:
Sales to unaffiliated customers	$11,506	9,270	2,236	--	$23,012
Inter-area sales	$3,278	999	--	(4,277)
Income from operations	$889	705	--	--	$1,594
Long-lived assets at March 31, 2000	$21,520	3,863	105	--	$25,488

Inter-area sales to the Company’s foreign subsidiaries are recorded at amounts consistent with prices charged to distributors, which are above cost.

(7)      Borrowings

On August 8, 2000, 3D Systems, Inc., a subsidiary of 3D Systems Corporation, entered into a Revolving Line of Credit agreement (Line of Credit) which allows 3D Systems, Inc. to borrow up to $10.0 million subject to limits based on a percentage of eligible (as defined) accounts receivable and inventory held by 3D Systems, Inc.  The interest on borrowings under the Line of Credit is at variable rates which float with the Chase Manhattan Bank Prime Rate (“Chase Bank Rate”) or the London Interbank Offered Rates ("LIBOR"), plus an applicable margin based on 3D Systems, Inc.’s EBITDA and will range from 1.75% to 2.5% for LIBOR and 0% to .5% for the Chase Bank Rate.  As of  March 30, 2001, there were no material balances outstanding.  3D Systems, Inc. also pays a fee of 0.25% per annum on the unused amount of the Line of Credit.  The Line of Credit has an initial term of three years with automatic annual renewals thereafter and is collateralized by the accounts receivable, inventory, property and equipment and other assets held by 3D Systems, Inc.

(8)       Acquisitions

In February, 2001, we acquired the stock and intellectual property of OptoForm SARL, a start-up company that has developed stereolithography (“SL”) machines that are capable of using non-liquid materials.  The aggregate purchase price was $2.4 million, of which $1.2 million was settled in cash and $1.2 million will be due in February 2002.  The acquisition of OptoForm SARL was accounted for using the purchase method of accounting and is not material to our financial statements.  The final purchase price allocation is continuing to be evaluated.

(9)       Contingencies

(a)    3D Systems, Inc. is a party to an agreement with Vantico and certain of its subsidiaries (the “Photopolymer Research Agreement”), dated August 15, 1990, relating to the research and development of liquid photopolymers, photopolymerizable monomers and photoinitiators for use with stereolithography technology.  The agreement obligates each of the parties to cooperate in the development of liquid photopolymers, photopolymerizable monomers and photoinitiators.  The agreement provides that the parties shall deal exclusively with each other in the development of liquid stereolithographic products except that: (a) 3D Systems, Inc. may recommend to its customers products produced by suppliers other than Vantico in the event that another supplier produces products suitable for stereolithography and Vantico cannot produce a product with similar performance parameters, (b) 3D Systems, Inc. may pursue the development of certain products developed pursuant to the agreement if Vantico determines it has no capabilities or interest in such products, and (c) Vantico may cooperate in developing competing products if such products involve new fields of technology in which 3D Systems, Inc. does not have and is not able within a reasonable time to develop expertise.

As part of the Photopolymer Research Agreement, the parties have agreed that if a change in control of the Company or 3D Systems, Inc. should occur, then at the option of Vantico, 3D Systems, Inc. will be required to pay Vantico an amount equal to Vantico’s “deferred research and development costs,” up to $10 million.  A “change in control” is defined to have occurred only if a person, or group of related persons, becomes the beneficial owner of in excess of 31.4% of the Company’s outstanding voting securities (such percentage to be ratably increased in the event of any sale by a Vantico affiliate of any of its shares of the Company’s common stock), unless approved by Vantico.   “Deferred Research and Development Costs” means all costs incurred by Vantico during the five full fiscal years immediately preceding the occurrence of a change in control, multiplied by two.  The existence of this provision may deter potential acquirers from seeking to acquire the Company, or a significant interest in the equity securities of the Company.

In connection with the Photopolymer Research Agreement, 3D Systems, Inc. entered into a Photopolymer Distribution Agreement with Vantico, dated as of July 1, 1990, pursuant to which 3D Systems, Inc. is the exclusive worldwide distributor (except Japan) of liquid photopolymers manufactured by Vantico.  At the request of 3D Systems, Inc., an affiliate of Vantico currently sells such photopolymers in Japan to one of 3D Systems, Inc.’s Japanese distributors.  Subject to certain conditions, so long as Vantico provides adequate supplies, 3D Systems, Inc. is required to fill all of its requirements for its liquid photopolymers through purchases from Vantico.  In order to maintain its exclusive distribution rights, 3D Systems, Inc. must meet certain quotas based on the dollar value of products purchased from Vantico on an annual basis as set forth in the agreement. Subject to certain conditions, the agreement will remain in effect unless terminated by either party upon six months advance notice.

(b)        3D Systems, Inc. v. Aaroflex et al.  On January 13, 1997, we filed a complaint in the United States District Court, Central District of California, against Aarotech Laboratories, Inc. (“Aarotech”), Aaroflex, Inc. (“Aaroflex”) and Albert C. Young (“Young”).  Aaroflex is the parent corporation of Aarotech.  Young is the Chairman of the Board and Chief Executive Officer of both Aarotech and Aaroflex.  The original complaint alleged that stereolithography equipment manufactured by Aaroflex infringes six of our patents.  In August 2000, two additional patents were added to the complaint.  We seek damages and injunctive relief from the defendants, who have threatened to sue us for trade libel.  To date, the defendants have not filed such a suit.

Following decisions by the District Court and the Federal Circuit Court of Appeals on jurisdictional issues, Aarotech and Albert C. Young were dismissed from the suit, and an action against Aaroflex is proceeding in the District Court.  Motions for summary judgment by Aaroflex on multiple counts contained in our complaint and on Aaroflex’s counterclaims have been dismissed, fact discovery in the case has been completed, and we have filed motions for summary judgment for patent infringement and patent validity.  A hearing was held May 9, 2001 on these motions.  A decision on these motions is pending.  Trial on any remaining undecided issues will be scheduled by the Court.

(c)        3D Systems, Inc. v. Teijin Seiki Co. Ltd.  On March 21, 1997, we filed a patent infringement action in District Court in Osaka, Japan under one of our Japanese patents, alleging infringement, and seeking damages from the defendant and injunctive relief (the “Teijin Seiki Lawsuit”).  The action is in the early stages of prosecution.  As described below, Teijin Seiki has filed an invalidation action against one of our patents, and we have appealed an unfavorable decision in that action.  As a result, the Teijin Seiki Lawsuit has been suspended pending final determination of the invalidation action.

(d)        Patent Opposition and Invalidation Proceedings.  We have been granted twelve patents in Japan.  An opposition was submitted against one of these patents, but the opposition was dismissed, and the patent has been maintained as originally issued.  Furthermore, one of the twelve patents has had three invalidation trials filed against it.  These invalidation trials were decided against us.  We have responded by appealing the decision in the third trial.  The decision in the appeal was unfavorable and has been appealed to the highest court in Japan.  The final decision may conclude with present or modified protection, or may result in revocation of the patent.

(e)        The Company is engaged in certain additional legal actions arising in the ordinary course of business.  On the advice of legal counsel, the Company believes it has adequate legal defenses and that the ultimate outcome of these actions will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

(f)        EOS vs. DTM and 3D Systems  In December 2000, EOS filed a patent infringement suit against DTM in federal court in California. EOS alleges that DTM has infringed and continues to infringe certain U.S. patents licensed to EOS by us.  In a February 2001 press release related to EOS’s filing of the suit, EOS claimed damages of $20 million. On April 10, 2001, consistent with an order issued by the federal court in this matter, we have been made a party to the lawsuit. These proceeding are in the pre-discovery stage.  EOS recently has threatened us with a breach of contract claim if, following the acquisition of DTM, we compete with EOS in the laser sintering field.

We cannot assure you that we will successfully defend against the claims of past infringement of the patents or breach of contract that are the subject of the dispute with EOS or a breach of contract claim, if asserted. The combined company's inability to resolve the claims of patent infringement or to prevail in any related litigation could result in a finding of infringement of our licensed patents that are the subject of the litigation. Additionally, one EOS patent is asserted which, if found valid and infringed, could preclude the continued development and sale of certain of the DTM's products that incorporate the intellectual property which is the subject of the patents. In addition, the combined company may become obligated to pay substantial monetary damages for past infringement. Regardless of the outcome of these actions, DTM has incurred, and following the Merger, the combined company may continue to incur, significant related expenses and costs that could have a material adverse effect on the business and operations of the combined company. Furthermore, these actions could involve a substantial diversion of the time of some members of management.  The failure to preserve DTM's intellectual property rights and the costs associated with these actions and any future breach of contract claim could have a material adverse effect on the results of operations, liquidity and financial condition of the combined company and could cause significant fluctuations in results from quarter to quarter.

(10)     Subsequent Events

On April 2, 2001, we signed a definitive merger agreement (the “Merger Agreement”) with DTM Corporation (“DTM”) under which 3D Systems will purchase all of the outstanding shares of common stock of DTM for $5.80 per share in cash.  The transaction will value DTM at approximately $45 million (before transaction costs).  It is expected that the transaction will be funded from on-hand cash balances, a $26.5 million revolving line of credit and a $15.0 million term loan.  A commitment was received from US Bank on April  24, 2001, to fund these credit facilities subject to customary closing conditions.  The revolving line of credit is expected to have a maturity of three years and provide for advances based on a percentage of eligible accounts receivable and inventory.  The proposed term loan is expected to have a maturity of 66 months subject to certain prepayment provisions based on cash flow.  The interest on both facilities ranges from LIBOR plus 2.0% to 2.75% or prime plus 0.25% to 1.00% based on certain ratios and are secured by substantially all of the assets of the Company and following the closing of the merger, the assets of DTM.

On April 30, 2001,  we commenced the tender offer for all the outstanding shares of common stock of DTM for $5.80 per share in cash.  The tender offer will expire on May 29, 2001 unless extended pursuant to the Merger Agreement or as required by any statute or governmental order.  Under the Merger Agreement, the tender offer will be followed by a merger in which each share of DTM common stock not tendered through the offer will convert to a right to receive $5.80 in cash.  We anticipate that, provided the tender offer is completed on May 30, 2001,  and at least 90% of the outstanding shares of DTM common stock are tendered, the merger will be complete in the second quarter of 2001; alternatively, if the tender offer is completed by May 30, 2001 and less than 90% of the outstanding shares of DTM common stock are tendered, we expect to complete the merger in the beginning of the third quarter of 2001.

On April 6, 2001, a purported class action lawsuit under the caption Spinner v. Goldstein was filed in the 200th Judicial District Court of Travis County, Austin, Texas, naming as defendants DTM Corporation, certain of DTM’s directors and 3D Systems Corporation.  The complaint was amended on May 2, 2001.  The complaint as amended asserts that the $5.80 cash consideration to be paid in the merger is inadequate and does not represent the value of the assets and the future prospects of DTM.  The amended complaint also alleges that the individual defendants breached their fiduciary obligations to the public shareholders of DTM in approving the merger agreement and that the tender offer documents distributed to the shareholders of DTM in connection with the tender failed to disclose material information.

The complaint seeks, among other things, preliminary and permanent injunctive relief prohibiting DTM from consummating the merger, and if the merger is consummated, an order rescinding the merger and awarding damages to the purported class.  The complaint also seeks unspecified damages, attorney fees and other relief.  The plaintiffs have requested document production from DTM and us on an expedited basis.  None of the defendants have filed an answer to the complaint.

3D SYSTEMS CORPORATION

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto, Management’s Discussion and Analysis of Results of Operations and Financial Condition, and Cautionary Statements and Risk Factors contained in the Company’s annual report on Form 10-K for the year ended December 31, 2000.

Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties.  Our future results could differ materially from those discussed here.  Factors that could cause or contribute to these differences include, but are not limited to, our ability to contain costs, increase recurring revenue, maintain gross revenues at a level necessary to maintain gross profit margins, the availability and acceptance of our products, the impact of competitive products and pricing, dependence on key personnel and suppliers, industry-wide domestic and international economic conditions and other risks detailed in this Item 2.

OVERVIEW

We develop, manufacture and market worldwide solid imaging systems designed to rapidly produce physical objects from the digital output of solid or surface data from computer aided design and manufacturing (“CAD/CAM”) and related computer systems.  Our systems include SLA® systems and ThermoJet®solid object printers.

SLA industrial systems use our proprietary stereolithography (“SL”) technology, a solid imaging process which uses a laser beam to expose and solidify successive layers of photosensitive epoxy resin until the desired object is formed to precise specifications in epoxy or acrylic resin. SL-produced parts can be used for concept models, engineering prototypes, patterns and masters for molds, consumable tooling, and short-run manufacturing of final product, among other applications.  ThermoJet solid object printers employ hot melt ink jet technology to build models in successive layers using our proprietary thermoplastic material.  These printers, about the size of an office copier, are network-ready and are designed for operation in engineering and design office environments.  The ThermoJet printer output can be used as patterns and molds, and when combined with other secondary processes such as investment casting, can produce parts with representative end-use properties.

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

For the first quarter of 2001, we continued to show improvements in several areas from our current operating plan.  As a result of increased recurring revenues, particularly materials, and increased unit sales, overall revenue improved considerably from the prior year.  We also continued to realize the benefit from contracts for multi-unit sales of SLA systems.  These sales and marketing efforts, as well as strict cost controls, have resulted in overall increased revenue, significantly higher gross profits and increased profitability.

On April 2, 2001, we entered into a merger agreement with DTM Corporation (“DTM”) under which we will purchase all of the outstanding shares of common stock of DTM for approximately $45 million.  The acquisition will occur in two stages.  First, on April 30, 2001, Tiger Deals, our subsidiary, commenced a tender offer to purchase any and all of the outstanding shares of common stock of DTM.  If all of the conditions to our acceptance of the shares for payment in the tender offer are met, Tiger Deals will then merge into DTM, and DTM will become our indirect wholly owned subsidiary.  In connection with the merger agreement, DTM’s chief executive officer and its largest shareholder, each have entered into a Tender and Voting Agreement to, among other matters, tender the DTM shares pursuant to the offer.  The purchase price for these shares will be funded through our cash on hand and a $26.5 million revolving line of credit and a $15.0 million term loan.  A commitment has been received from US Bank to provide these funds subject to customary closing conditions. We anticipate that, provided the tender offer is completed on May 30, 2001,  and at least 90% of the outstanding shares of DTM common stock are tendered, the merger will be complete in the second quarter of 2001; alternatively, if the tender offer is completed by May 30, 2001 and less than 90% of the outstanding shares of DTM common stock are tendered, we expect to complete the merger in the beginning of the third quarter of 2001.  DTM recorded revenue of $40 million in 2000.

In February 2001, we acquired the stock and intellectual property of OptoForm SARL, a company that developed stereolithography machines capable of using non-liquid materials.  The OptoForm technology is capable of producing products with metal and ceramic properties.  The merger with DTM and acquisition of OptoForm SARL will allow us to expand our product offering and increase capabilities to expand into the rapid manufacturing, rapid tooling and niche customization market segments.  We have identified these market segments as areas of significant opportunity for us for the remainder of 2001 and beyond.

These are forward looking statements, and as with other such statements, are subject to uncertainties.  For example, we may not be able to retain or expand the OptoForm SARL client base and we may not complete the acquisition of DTM.

For the remainder of 2001, we will continue to focus on multi-unit sales of our higher-end SLA systems, selling and marketing efforts related to the rapid manufacturing and niche customization market segments, continued cost containment efforts and the completion of the DTM merger and integration of its operations.  We expect that our continued emphasis on developing new materials and applications for our products will result in revenues from materials continuing to increase in total as well as a percent of our total revenue, all of which will provide continued opportunities for increased profitability.  These are forward-looking statements and, as with other such statements, are subject to uncertainties.  For example, the exact timing of customer requirements, competitive selling and pricing issues, requirement for continued developments of systems and materials, commercial acceptance of new materials, and any ineffectiveness of cost containment efforts may negatively impact our revenue and profitability objectives.

Results of Operations

The following table sets forth the percentage relationship of certain items from the Company’s Statements of Operations to total sales:

	Percentage of Total Sales Three-Month Periods Ended
	March 30, 2001	March 31, 2000
Sales:
Products	74.1%	68.1%
Services	25.9%	31.9%
Total sales	100.0%	100.0%
Cost of sales:
Products	33.3%	30.2%
Services	19.4%	22.9%
Total cost of sales	52.7%	53.1%

Gross profit	47.3%	46.9%
Selling, general and administrative expenses	32.0%	31.9%
Research and development expenses	7.8%	8.1%
Income from operations	7.5%	6.9%
Interest income and interest and other expense, net	0.3%	0.2%
Provision for income taxes	2.9%	2.4%
Net income	4.9%	4.7%

The following table sets forth, for the periods indicated, total sales attributable to each of the Company's major products and services groups, and those sales as a percentage of total sales (in thousands, except for percentages):

	Three-Month Periods Ended
	March 30, 2001	March 31, 2000
Products:
SLA systems and related equipment	$11,268	$7,744
Solid object printers	1,604	1,514
Materials	7,210	5,744
Other	604	670
Total products	20,686	15,672
Services:
Maintenance	6,725	6,528
Other	492	812
Total services	7,217	7,340
Total sales	$27,903	$23,012
Products:
SLA Systems and related equipment	40.4%	33.6%
Solid object printers	5.7%	6.6%
Material	25.8%	25.0%
Other	2.2%	2.9%
Total products	74.1%	68.1%
Services:
Maintenance	24.1%	28.4%
Other	1.8%	3.5%
Total services	25.9%	31.9%
Total sales	100.0%	100.0%

THREE-MONTH PERIOD ENDED MARCH 30, 2001 COMPARED TO THE THREE-MONTH PERIOD ENDED MARCH 31, 2000.

Sales.  Sales during the three-month period ended March 30, 2001 (the “first quarter of 2001”) were $27.9 million, a 21.3% increase from the $23.0 million recorded during the three-month period ended March 31, 2000 (the “first quarter of 2000”).

Product sales of $20.7 million were recorded for the first quarter of 2001, an increase of 32.0% compared to $15.7 million for the first quarter of 2000.  The increase in product sales is due primarily to the growth in revenue for SLA systems and related equipment of $3.5 million or 45.5% and an increase in material revenues over the prior year’s quarter of $1.5 million or 25.5%.  The increase in machine sales results from increased sales of the higher-end SLA industrial systems, especially the SLA 7000.  In the first quarter of 2001, we sold a total of 15 SLA 7000 systems compared to 7 in the first quarter of  2000.  On March 5, 2001, we introduced the Viper si2 SLA system which we expect to favorably impact our overall system revenue in the latter half of fiscal 2001.  This is a forward-looking statement and, as with other such statements, is subject to uncertainties.  For example, new products may not be commercially accepted or may suffer technological difficulties.

The increase in material revenue primarily is due to an increase in the installed base of machines and a stronger sales and marketing emphasis on recurring revenue related to the sale of materials derived from post-installation sales.  We expect material revenue to continue to increase in 2001 over comparable year ago periods due to our increased installed base of machines and our continued sales and marketing efforts.   This is a forward-looking statement and, as with other such statements, is subject to uncertainties.  For example, the introduction and related pricing of competitive systems and materials may negatively impact the growth rate of recurring revenue.

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

Service sales during the first quarter of 2001 totaled $7.2 million, a slight decrease of 1.7% from the first quarter of 2000.  The decrease in service revenue is a result of the net impact of a reduction in time and material and technology center revenue, primarily offset by a significant increase in revenue from maintenance contracts.  We expect to achieve increases in service revenue in 2001 due to the wider variety of maintenance contracts we are offering to our customers and enhanced selling efforts in this area.  This is a forward-looking statement and, as with other such statements, is subject to uncertainties.  For example, competitive pricing pressures by third parties supplying maintenance services and the increased reliability of our systems may limit our ability to increase overall service revenues.

Cost of sales.  Cost of sales increased to $14.7 million or 52.7% of sales in the first quarter of 2001 from $12.2 million or 53.1% of sales in the first quarter of 2000.

Product cost of sales as a percentage of product sales remained constant at approximately 44% for both the first quarter of 2001 and 2000.

Service cost of sales as a percentage of service sales increased to 75.0% in the first quarter of 2001 from 71.7% for the first quarter of 2000.  This is primarily attributable to the decrease in service revenue in the first quarter of 2001 over the comparable prior year period and an increase in personnel as we build our service infrastructure in an effort to further enhance overall service revenues for the remainder of 2001.

Selling, general and administrative expenses.  Selling, general and administrative expenses (“SG&A”) totaled $8.9 million for the first quarter of 2001 and $7.3 million for the first quarter of 2000.  The increase was largely attributable to an overall increase in personnel expenses and increased selling commissions related to our revenue growth.

Research and development expenses.  Research and development expenses during the first quarter of 2001 increased to $2.2 million compared to $1.9 million in the first quarter of 2000.  Research and development expenses as a percent of total revenue was 7.8% in the first quarter of 2001 compared to 8.1% in the first quarter of 2000, primarily due to increases in total revenue.  Based on our historical expenditures related to research and development and our current development goals, we anticipate, for the foreseeable future, research and development expenses will be equal to approximately 8% of sales.  This is a forward looking statement and, as with other such statements, is subject to uncertainties.  For example, if our total sales for any particular period do not meet our anticipated sales, research and development expenses as a percentage of sales may exceed 8%.

Income from operations.  Operating income for the first quarter of 2001 was $2.1 million or 7.5% of revenue compared to $1.6 million or 6.9% of revenue in the first quarter of 2000.  The improvement is attributable to increased revenue and higher gross margins, partially offset by increased operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

	March 30, 2001	December 31, 2000
Cash and cash equivalents	$16,387	$18,999
Working capital	42,235	44,549

	Three-Month Periods Ended
	March 30, 2001	March 31, 2000
Cash used for operating activities	$(1,286)	$(793)
Cash used for investing activities	(2,712)	(1,246)
Cash provided by financing activities	859	1,167

The use of cash for operating activities in the first three months of 2001 of $1.3 million primarily results from a $2.7 million increase in inventory, an increase in accounts receivable of $1.6 million, a decrease in accrued liabilities of $1.2 million, and a decrease in other liabilities of $1.1 million.  This is primarily offset by net income of $1.4 million, non-cash depreciation and amortization charges of $1.4 million, an increase in deferred maintenance revenue of $1.0 million, a decrease in lease receivables of $0.8 million, a decrease in deferred income taxes of $0.7 million and a decrease in prepaid expenses and other current assets of $0.5 million.

The use of cash for operating activities in the first three months of 2000 primarily relates to the increase in inventory of $3.5 million and the decrease in accrued liabilities of $0.8 million offset by net income of $1.1 million, non-cash depreciation and amortization charges of $1.8 million and an increased in deferred maintenance revenue of $1.2 million.

Net cash used for investing activities during the first three-months of 2001 of $2.7 million primarily relates to the investment in OptoForm SARL of $1.4 million and additions to property and equipment and additions to licenses and patents and software of $1.3 million.  Net cash used for investing activities during the first three months of 2000 was $1.2 million, and was primarily the result of additions to property and equipment and additions to licenses and patents.

Net cash provided by financing activities during the first three months of 2001 and 2000 totaled $0.9 million and $1.2 million, respectively, and was primarily the result of the exercise of stock options.

On August 8, 2000, 3D Systems, Inc. entered into a Revolving Line of Credit agreement (Line of Credit) which allows 3D Systems, Inc. to borrow up to $10.0 million subject to limits based on a percentage of eligible (as defined) accounts receivable and inventory held by 3D Systems, Inc.  The interest on borrowings under the Line of Credit is at variable rates which float with the Chase Manhattan Bank Prime Rate or the London Interbank Offered Rates ("LIBOR"), plus an applicable margin based on 3D Systems, Inc.’s EBITDA and will range from 1.75% to 2.5% for LIBOR and 0% to 0.5% for Chase Bank Rate.  As of  March 30, 2001, there were no material balances outstanding.  3D Systems, Inc. also pays a commitment fee of 0.25% per annum on the unused amount of the Line of Credit.  The Line of Credit has an initial term of three years with automatic annual renewals thereafter and is collateralized by the accounts receivable, inventory, property and equipment and other assets held by 3D Systems, Inc.  It is expected that this line of credit will be canceled and replaced with the financing committed by US Bank in conjunction with the acquisition of DTM.

Pursuant to a letter agreement dated April 24, 2001, U.S. Bank N.A. has committed to make us loans consisting of a $26.5 million revolving line of credit and a $15 million commercial term loan, upon the terms and conditions described in the letter agreement. The purpose of the credit facilities is to assist us in our acquisition of DTM and thereafter to finance our working capital and general corporate needs.  The interest rate applicable to both credit facilities will be at our option either:  (1) the prime rate plus a margin ranging from 0.25% to 1.0% , or (2) the 90 day reserved adjusted LIBOR, or London Inter-Bank Offer Rate, plus a margin ranging from 2.0% to 2.75%.  The margin for each rate will vary depending upon our interest-bearing-debt to our earnings before interest, taxes, depreciation and amortization.  The revolving credit facility will mature three years after the closing date of the tender offer to purchase the outstanding shares of common stock of DTM.  The term loan will mature 66 months from the closing date of the tender offer.  The letter agreement provides that U.S. Bank will receive a first priority security interest in our and DTM’s accounts receivable, inventory, equipment and general intangibles.  We will also pledge the stock of DTM as collateral for the credit facilities.  Funding of these credit facilities is subject to the execution of definitive loan documents and the satisfaction of customary closing conditions.

We believe that existing cash and cash equivalents and funds available under the current and proposed credit facilities will be sufficient to satisfy our anticipated working capital requirements for at least the next 12 months.  From time to time, we consider the acquisition of other businesses, products or technologies complementary to our current business, although we have no current commitments or agreements with respect to any such transactions.  Should we decide to pursue such a transaction, we may need to borrow additional funds.

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

Certain Risks Associated With The Offer to Purchase DTM And The Subsequent Merger.

The offer and the merger are subject to conditions.  If these conditions are not met, we may not be able to consummate the offer and the merger.

The closing of the offer is subject to certain conditions including our receipt of funds sufficient to pay for all of the shares of common stock of DTM and other outstanding equity interests of DTM and the tender to us of at least 67% of those shares, among other customary closing conditions.  The closing of the merger also is subject to customary closing conditions.  Pursuant to a letter agreement dated April 24, 2001, U.S. Bank N.A. has committed to make us loans in amounts sufficient to fund the acquisition of the shares of common stock of DTM.  Funding of these credit facilities is subject to customary closing conditions.  If these conditions are not satisfied and we are unable to obtain the necessary financing or if shareholders holding at least 67% of the shares do not tender those shares to us, the merger agreement may be terminated. If the Merger Agreement is terminated because we do not meet one or all of these conditions, we will not be entitled to recoup the funds we spent in negotiating the offer and the merger or any of the related transaction costs. We cannot assure you that we will be able to satisfy these conditions or that each other condition to closing will be met.  If we do not consummate the offer and the merger, we may not be able to identify an alternative strategic transaction acceptable to us and our operations and stock price may be materially adversely affected.

If regulatory authorities seek to enjoin the offer or the merger, that action may delay or preclude our consummation of the transaction and, if we consummate the transaction, may adversely affect the combined company.

The Antitrust Division of the United States Department of Justice and the Federal Trade Commission may seek to enjoin the offer and the merger.  This action may preclude or delay our consummation of the offer and the merger, or if consummated, may have an adverse affect on the combined company.

The Antitrust Division of the United States Department of Justice has contacted us seeking information about the offer and the merger.  The Antitrust Division lawyers have indicated that their inquiry is directed to whether there are likely to be any anticompetitive effects resulting from the transaction.  We are cooperating fully with the inquiry.

The Antitrust Division and the Federal Trade Commission frequently scrutinize the legality under the antitrust laws of transactions such as our proposed acquisition of DTM.  At any time before or after our acquisition of the shares of common stock of DTM pursuant to the offer, the Antitrust Division or the Federal Trade Commission could take any action under the antitrust laws that it deems necessary or desirable in the public interest, including seeking to enjoin the purchase of the shares pursuant to the offer or the consummation of the merger or seeking the divestiture of shares acquired by us or the divestiture of substantial assets of DTM, or its subsidiaries, or us.  Private parties may also bring legal action under the antitrust laws under certain circumstances.  We cannot assure you that a challenge to the offer on antitrust grounds will not be made or, if a challenge is made, of the result of that challenge.

Certain parties have filed a lawsuit seeking, among other relief, to enjoin the offer and the merger and we may incur substantial costs defending this and any other similar lawsuit.

On April 6, 2001, a purported class action lawsuit under the caption Spinner v. Goldstein was filed in the 200th Judicial District Court of Travis County, Austin, Texas, naming as defendants DTM Corporation, certain of DTM’s directors and 3D Systems Corporation.  The complaint was amended on May 2, 2001.  The complaint as amended asserts that the $5.80 cash consideration to be paid in the merger is inadequate and does not represent the value of the assets and the future prospects of DTM.  The amended complaint also alleges that the individual defendants breached their fiduciary obligations to the public shareholders of DTM in approving the merger agreement and that the tender offer documents distributed to the shareholders of DTM in connection with the tender fail to disclose material information.

The complaint seeks, among other things, preliminary and permanent injunctive relief prohibiting DTM from consummating the merger, and if the merger is consummated, an order rescinding the merger and awarding damages to the purported class.  The complaint also seeks unspecified damages, attorney fees and other relief.  The plaintiffs have requested document production from DTM and us on an expedited basis.  None of the defendants have filed an answer to the complaint.

We have reached an agreement in principle with the representative of the purported class in this lawsuit, providing for the settlement of the action.  The terms of the settlement are confidential, but, in general, are not expected to have a material adverse effect on us or otherwise delay the completion of the offer or the merger.  In connection with the agreement, the plaintiff has cancelled his request for expedited discovery.  At the date of this filing, we have not yet entered into a written agreement embodying the terms of our understanding but expect to do so shortly.  We cannot assure you that we will enter into an agreement to settle the class action or that any written agreement entered into to settle the action will reflect the terms of our agreement in principle.  If we do not settle the action, a court may determine to enjoin the offer and the merger or subject us to an adverse judgment in a substantial amount.  In addition, the litigation process is costly and may divert management's attention from our daily operations.  If a court permanently enjoins the offer or requires us to pay damages, we will not be entitled to recoup our transaction costs associated with the offer and our business may be materially adversely affected. Alternatively, if a court temporarily enjoins the offer, we also may incur substantial litigation costs, the closing of the offer and merger will be delayed, which will increase our transaction costs and our operations and financial condition may be materially adversely affected.

Integrating DTM’s operations with ours may be difficult and may cause disruptions to our business; we may not achieve the synergies we expect from the acquisition or maintain DTM’s customers.

To attain the benefits of the merger, we will have to effectively integrate our operations, technologies and products. In particular, we must integrate management and other personnel, our sales and marketing teams, our information systems, and our financial, accounting and other operational procedures. In addition, we must effectively coordinate our combined research and development activities. Our success in this process will be significantly influenced by our ability to retain key management and marketing and development personnel.  The difficulties of this integration may be increased by the necessity to coordinate geographically separated organizations with distinct cultures.  The integration of operations will require the dedication of management resources, which temporarily may distract the attention of management and other personnel from our day-to-day business activities. In addition, employees of DTM may be less productive as a result of uncertainty during the integration process, which also may disrupt our business. These disruptions or any other difficulties with integration could seriously harm the combined company. In addition, even if the operations of the combined companies are integrated successfully, we anticipate accomplishing the integration over time and, in the interim, the combination may have an adverse effect on our business, results of operations and financial condition.

We expect the combination to result in synergies and operating efficiencies, including reduced overhead costs as a percentage of combined revenue, expanded operations, and enhanced purchasing leverage. We may not achieve these benefits and whether we ultimately realize these benefits will depend on a number of factors, many of which are beyond our control. In addition, we cannot assure you that our current and potential customers and those of DTM will continue to do business with us. If we are not able to obtain these synergies or maintain DTM’s client base, our financial condition and results of operations will be materially adversely affected.

DTM currently is involved in intellectual property litigation, the outcome of which could materially and adversely affect the combined company.

DTM faces direct competition for selective laser sintering equipment and materials outside the United States from EOS GmbH of Planegg, Germany ("EOS").  DTM has been involved for a number of years in significant litigation with EOS in France, Germany, Italy and Japan with regard to its proprietary rights to selective laser sintering technology and is pursuing injunctive relief against EOS where applicable.  Recently, EOS brought a patent infringement suit against DTM in a U.S. court.

DTM vs. EOS, et al

The plastic sintering patent infringement actions against EOS began in France, Germany, and Italy in 1996.  Legal actions in France, Germany, and Italy are proceeding.  EOS had challenged the validity of certain plastic patents in the European Patent Office (EPO).  Both of those patents survived the opposition appeals, after the original claims were modified, and the infringement hearings have been re-started.

In 1997, DTM initiated action against Hitachi Zosen Joho Systems, the EOS distributor in Japan. In May 1998, EOS initiated two invalidation trials in the Japanese Patent Office attempting to have DTM's patent invalidated on two separate bases. The Japanese Patent Office ruled in DTM's favor in both trials in July 1998, effectively ruling that DTM's patent was valid. In September 1999, the Tokyo District Court then ruled in DTM's favor and granted a preliminary injunction prohibiting further importation and selling of the infringing plastic sintering EOS machine. In connection with this preliminary injunction, DTM was required to place 20 million yen (approximately $200,000) on deposit with the court towards potential damages that EOS might claim should the injunction be reversed.  Based on the Tokyo District Court's ruling, EOS then filed an appeal in the Tokyo High Court to have the rulings of the Japanese Patent Office revoked. On March 6, 2001, the Tokyo High Court ruled in EOS's favor that the rulings of the Japanese Patent Office were in error. This ruling is being appealed by DTM to the Tokyo Supreme Court.

EOS vs. DTM and 3D Systems

In December 2000, EOS filed a patent infringement suit against DTM in federal court in California. EOS alleges that DTM has infringed and continues to infringe certain U.S. patents licensed to EOS by us.  In a February 2001 press release related to EOS’s filing of the suit, EOS claimed damages of $20 million. On April 10, 2001, consistent with an order issued by the federal court in this matter, we were added as a party to the lawsuit. These proceeding are in the pre-discovery stage.  EOS recently has threatened us with a breach of contract claim if, following the acquisition of DTM, we compete with EOS in the laser sintering field.

We cannot assure you that we will successfully defend against the claims of past infringement of the patents that are the subject of the dispute with EOS or a breach of contract claim, if asserted. The combined company's inability to resolve the claims of patent infringement or to prevail in any related litigation could result in a finding of infringement of our licensed patents that are the subject of the litigation. Additionally, one EOS patent is asserted which, if found valid and infringed, could preclude the continued development and sale of certain of DTM's products that incorporate the intellectual property which is the subject of the patents. In addition, the combined company may become obligated to pay substantial monetary damages for past infringement. Regardless of the outcome of these actions, DTM has incurred, and following the merger, the combined company may continue to incur, significant related expenses and costs that could have a material adverse effect on the business and operations of the combined company. Furthermore, these actions could involve a substantial diversion of the time of some members of management.  The failure to preserve DTM's intellectual property rights and the costs associated with these actions and any future breach of contract claim could have a material adverse effect on the results of operations, liquidity and financial condition of the combined company and could cause significant fluctuations in results from quarter to quarter.

DTM currently is involved in a contract dispute with The University of Texas the outcome of which could materially and adversely affect the combined company.

The University of Texas ("the University") system licenses certain key intellectual property used in the selective laser sintering process to DTM. As a licensee, DTM's rights to practice the technology are not absolute.  In February 2000, DTM gave notice to the University of changes DTM had made in its royalty calculations to reflect business practices DTM adopted in the fall of 1999. DTM informed the University that these changes had the effect of reducing the average royalty due the University per machine sold. The University communicated in writing to DTM that they do not accept these changes. DTM met with representatives of the University to provide them a better understanding of DTM's position and of the methodologies that the Company now uses in its calculation of royalties due them. DTM currently is in discussions with the University to resolve their differences. The University could terminate, attempt to terminate or amend the license if DTM could be shown to be in material default of the terms of the license. Even if DTM had a basis for objection, defense of DTM's rights as a licensee could be costly, and the outcome would be uncertain. Loss of significant rights as a licensee under this license could have a material adverse effect on DTM's business and financial performance, and as a result, on the operation of the business and the financial condition of the combined company.

Certain Risks Associated With Our Business

Fluctuations in Quarterly Results – Our Operating Results Vary From Quarter to Quarter Which Could Impact Our Stock Price

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

             Obtain leading technologies useful in our business

             Enhance our existing products

             Develop new products and technology that address the increasingly sophisticated and varied needs of prospective customers,           particularly in the area of material functionality

             Respond to technological advances and emerging industry standards and practices on a cost–effective and timely basis

             Retain key technology employees

Also, our competitors may develop new technologies or materials that render our existing products and services obsolete.  We believe that our future success will depend on our ability to deliver products that meet changing technology and customer needs.  As part of our strategy of continuous development, we acquired the stock and intellectual property of OptoForm SARL in February 2001. In addition, we expect that the merger with DTM and the acquisition of OptoForm SARL will allow us to expand our product offering and increase capabilities to expand into the rapid manufacturing, rapid tooling and niche customization market segments.  We cannot assure you however that we will successfully develop the OptoForm technology or if developed, that it will lead to commercially viable products.  In addition, we cannot assure you that we will complete the acquisition of DTM, or if completed, that these acquisitions will enable us to increase our capabilities to expand into the rapid manufacturing, rapid tooling and niche customization market segments.

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

We Rely on Regent Pacific Management Corporation for our Executive Management

Regent Pacific Management Corporation (“Regent Pacific”) provides management services for us.  The management services provided under our agreement with Regent Pacific include the services of Brian K. Service as President and Chief Executive Officer, and four other Regent Pacific personnel as part of our management team.  On September 9, 2000, we extended our agreement with Regent Pacific from 12 months to 24 months, with the potential for additional extensions beyond that period.  The extended agreement also provides for the availability of up to two additional executives to provide management services on an as needed basis.  All other terms of the agreement remain substantially unchanged.  If the agreement with Regent Pacific were canceled or not renewed, the loss of the Regent Pacific personnel could have a material adverse effect on our operations, especially during any transition phase to new management after a cancellation or non-renewal.  Similarly, if any adverse change in our relationship with Regent Pacific occurs, it could hinder management’s ability to direct our business and materially and adversely affect our results of operations and financial condition.

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

             Reduced protection for intellectual property rights in some countries

             Difficulties in staffing and managing foreign operations

             Taxation

             Other factors, depending on the country in which an opportunity arises

In order to manage our exposure to risks associated with fluctuations in foreign currency exchange rates, we have entered into hedging transactions.  These hedging transactions include purchases of options or forward contracts to minimize the risk associated with cash payments from foreign subsidiaries to 3D Systems, Inc.  However, we cannot assure you that our hedging transactions will provide us adequate protection in our foreign operations, and consequently our overall revenues and results of operations may be adversely affected.

The Adoption of the Euro Presents Uncertainties

In January 1999, the new “Euro” currency was introduced in certain European countries that are part of the European Monetary Union, or EMU.  Beginning in 2003, all EMU countries are expected to be operating with the Euro as their single currency.  A significant amount of uncertainty exists as to the effect the Euro will have on the marketplace generally.  Some of the rules and regulations relating to the governance of the currency have not yet been defined and finalized.

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

We are Subject to Intense Competition

The solid imaging industry is highly competitive and subject to technological change, innovation, and new product introductions.  Certain of our existing and potential competitors are researching, designing, developing and marketing other types of equipment, materials and services. Some of these competitors have financial, marketing, manufacturing, distribution and other resources substantially greater than ours.  In many cases, the existence of these competitors extends the purchase decision time as customers investigate the alternative products and solutions.  Also, these competitors have marketed these products successfully to our existing and potential customers.

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

Volatility of Stock Price

Historically, our stock price has been volatile.  The prices of the common stock have ranged from $9.38 to $14.00 during the three-month period ended March 30, 2001.

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

We are subject to Delaware laws that could have the effect of delaying, deterring or preventing a change in control of our company.  One of these laws prohibits us from engaging in a business combination with any interested stockholder for a period of three years from the date that the person became an interested stockholder, unless certain conditions are met.  In addition, provisions of our Certificate of Incorporation and Bylaws could have the effect of discouraging potential takeover attempts or making it more difficult for stockholders to change management.

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

Interest Rate Risk.  The information required to be disclosed related to interest rate risk is not significantly different from the information set forth in Item 7a Quantitative and Qualitative Disclosures About Market Risk included in the 2000 Form 10-K and is therefore not presented here.

Foreign Currency Risk.   International revenues accounted for 46.5% of our total revenue in the first quarter of 2001.  International sales are made primarily from our foreign sales subsidiaries in their respective countries and are denominated in United States dollars or the local currency of each country.  These subsidiaries also incur most of their expenses in the local currency.  Accordingly, all foreign subsidiaries use the local currency as their functional currency.

Our international business is subject to risks typical of an international business, including, but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility.  Accordingly, our future results could be materially adversely impacted by changes in these or other factors.

Our exposure to foreign exchange rate fluctuations arises in part from inter-company accounts in which costs incurred in the United States are charged to our foreign sales subsidiaries.   These inter-company accounts are typically denominated in United States dollars.  We are also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into United States dollars in consolidation.  As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability.  The realized effect of foreign exchange rate fluctuation in the first quarter of 2001 resulted in a $100,000 gain.

As of March 30, 2001, we had investments in foreign operations that are sensitive to foreign currency exchange rates, including non-functional currency denominated receivables and payables.  The net amount that is exposed in foreign currency when subjected to a 10% change in the value of the functional currency versus the non-functional currency produces an immaterial change in our balance sheet as of March 30, 2001.

PART II – OTHER INFORMATION

ITEM 1.           Litigation Proceedings

Spinner v. Goldstein  On April 6, 2001, a purported class action lawsuit was filed in the 200th Judicial District Court of Travis County, Austin, Texas, naming as defendants DTM Corporation, certain of DTM’s directors and 3D Systems Corporation.  The complaint was amended on May 2, 2001.  The complaint as amended asserts that the $5.80 cash consideration to be paid in the merger is inadequate and does not represent the value of the assets and the future prospects of DTM.  The amended complaint also alleges that the individual defendants breached their fiduciary obligations to the public shareholders of DTM in approving the merger agreement and that the tender offer documents distributed to the shareholders of DTM in connection with the tender fail to disclose material information.

The complaint seeks, among other things, preliminary and permanent injunctive relief prohibiting DTM from consummating the merger, and if the merger is consummated, an order rescinding the merger and awarding damages to the purported class.  The complaint also seeks unspecified damages, attorney fees and other relief.  The plaintiffs have requested document production from DTM and us on an expedited basis.  None of the defendants have filed an answer to the complaint.

We have reached an agreement in principle with the representative of the purported class in this lawsuit, providing for the settlement of the action.  The terms of the settlement are confidential, but, in general, are not expected to have a material adverse effect on us or otherwise delay the completion of the offer or the merger.  In connection with the agreement, the plaintiff has cancelled his request for expedited discovery.  At the date of this filing, we have not yet entered into a written agreement embodying the terms of our understanding but expect to do so shortly.

EOS v. DTM and 3D Systems  In December 2000, EOS filed a patent infringement suit against DTM in federal court in California. EOS alleges that DTM has infringed and continues to infringe certain U.S. patents licensed to EOS by us.  In a February 2001 press release related to EOS’s filing of the suit, EOS claimed damages of $20 million. On April 10, 2001, consistent with an order issued by the federal court in this matter, we were added as a party to the lawsuit. These proceedings are in the pre-discovery stage.  EOS has recently threatened us with a breach of contract claim if, following the acquisition of DTM, we compete with EOS in the laser sintering field.

3D Systems, Inc. v. Aaroflex et al.  On January 13, 1997, we filed a complaint in the United States District Court, Central District of California, against Aarotech Laboratories, Inc. (“Aarotech”), Aaroflex, Inc. (“Aaroflex”) and Albert C. Young (“Young”).  Aaroflex is the parent corporation of Aarotech.  Young is the Chairman of the Board and Chief Executive Officer of both Aarotech and Aaroflex.  The original complaint alleged that stereolithography equipment manufactured by Aaroflex infringes six of our patents.  In August 2000, two additional patents were added to the complaint.  We seek damages and injunctive relief from the defendants, who have threatened to sue us for trade libel.  To date, the defendants have not filed such a suit.

Following decisions by the District Court and the Federal Circuit Court of Appeals on jurisdictional issues, Aarotech and Albert C. Young were dismissed from the suit, and an action against Aaroflex is proceeding in the District Court.  Motions for summary judgment by Aaroflex on multiple counts contained in our complaint and on Aaroflex’s counterclaims have been dismissed, fact discovery in the case has been completed, and we have filed motions for summary judgment for patent infringement and patent validity were filed.  A hearing was held May 9, 2001 on these motions.  A decision on these motions is pending.  Trial on any remaining undecided issues will be scheduled by the Court.

ITEM 6.           Exhibits and Reports on Form 8-K

(a)        Reports on Form 8-K
             Current Report on Form 8-K, Items 5 and 7, filed on April 10, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ E. James Selzer
E. James Selzer	Date: May 14, 2001
Chief Financial Officer and VP, Finance
(Principal Financial Officer and Principal
Accounting Officer)

(Duly authorized to sign on behalf of Registrant)