Form 10-Q
period 2001-06-29
3 D SYSTEMS CORP
filed 2001-08-13
CIK 910638

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-22250

3D SYSTEMS CORPORATION
(Exact Name of Registrant as Specified in its Charter)

DELAWARE	95-4431352
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

26081 AVENUE HALL, VALENCIA, CALIFORNIA	91355
(Address of Principal Executive Offices)	(Zip Code)

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

Yes ☒ No ☐

             Shares of Common Stock, par value $0.001, outstanding as of July 30, 2001:  12,492,894

3D SYSTEMS CORPORATION

3D SYSTEMS CORPORATION
Consolidated Balance Sheets
As of June 29, 2001 and December 31, 2000
(in thousands, except per share amounts)
(unaudited)

ASSETS	June 29, 2001	December 31, 2000

Current assets:
Cash and cash equivalents	$17,749	$18,999
Accounts receivable, less allowances for doubtful accounts of $1,487 (2001) and $1,599 (2000)	28,803	33,304
Current portion of lease receivables	385	1,497
Inventories	18,018	14,945
Current portion of deferred tax assets	2,371	2,824
Prepaid expenses and other current assets	3,188	3,496

Total current assets	70,514	75,065

Property and equipment, net	13,074	13,141
Licenses and patent costs, net	8,174	8,417
Deferred tax assets, less current portion	5,210	5,210
Lease receivables, less current portion	821	3,629
Other assets, net	9,858	4,435

	$107,651	$109,897

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,229	$8,264
Accrued liabilities	9,824	9,574
Current portion of long-term debt	125	120
Customer deposits	936	1,087
Deferred revenues	11,033	11,471

Total current liabilities	28,147	30,516

Other liabilities	2,023	3,210
Long-term debt, less current portion	4,310	4,375

	34,480	38,101

Stockholders’ equity:
Preferred stock. Authorized 5,000 shares; none issued	—	--
Common stock, $.001 par value. Authorized 25,000 shares; issued 12,712 and outstanding 12,487 (2001); and issued 12,423 and outstanding 12,198 (2000)	13	12
Capital in excess of par value	83,747	81,568
Notes receivable from officers and employees	(291)	(330)
Accumulated deficit	(2,901)	(3,922)
Accumulated other comprehensive loss	(5,857)	(3,992)
Treasury stock, at cost, 225 shares (2001 and 2000)	(1,540)	(1,540)

Total stockholders’ equity	73,171	71,796

	$107,651	$109,897

See accompanying notes to consolidated financial statements

 3D SYSTEMS CORPORATION
Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three months ended		Six months ended

	June 29, 2001	June 30, 2000	June 29, 2001	June 30, 2000

Sales:
Products	$17,201	$18,603	$37,887	$34,276
Services	7,841	6,813	15,058	14,153

Total sales	25,042	25,416	52,945	48,429

Cost of sales:
Products	8,313	8,220	17,601	15,171
Services	5,818	5,017	11,229	10,281

Total cost of sales	14,131	13,237	28,830	25,452

Gross profit	10,911	12,179	24,115	22,977

Operating expenses:
Selling, general and administrative	9,081	7,239	18,000	14,571
Research and development	2,649	2,108	4,833	3,979

Total operating expenses	11,730	9,347	22,833	18,550

Income (loss) from operations	(819)	2,832	1,282	4,427
Interest income	388	180	541	312
Interest and other expense	(115)	(121)	(202)	(212)

Income (loss) before provision for (benefit from) income taxes	(546)	2,891	1,621	4,527
Provision for (benefit from) income taxes	(202)	983	600	1,539

Net income (loss)	$(344)	$1,908	$1,021	$2,988

Shares used to calculate basic net income (loss) per share	12,393	11,710	12,344	11,630

Basic net income (loss) per share	$(.03)	$.16	$.08	$.26

Shares used to calculate diluted net income (loss) per share	12,393	12,684	13,125	12,512

Diluted net income (loss) per share	$(.03)	$.15	$.08	$.24

See accompanying notes to consolidated financial statements

3D SYSTEMS CORPORATION
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six months ended
	June 29, 2001	June 30, 2000

Cash flows from operating activities:
Net income	$1,021	$2,988
Adjustments to reconcile net income to net cash used for operating activities:
Deferred income taxes	453	1,046
Depreciation and amortization	2,865	3,381
Provision for accounts receivable	(146)	(353)
Loss on disposition of property and equipment	192	-
Decrease in cash resulting from changes in:
Accounts receivable	2,656	1,520
Lease receivables	3,920	(1,115)
Inventories	(5,339)	(7,439)
Prepaid expenses and other current assets	152	(603)
Other assets	(1,012)	(696)
Accounts payable	(3,229)	1,054
Accrued liabilities	(617)	(862)
Customer deposits	(159)	236
Deferred revenues	(104)	1,293
Other liabilities	(1,117)	(1,066)

Net cash used for operating activities	(464)	(616)

Cash flows from investing activities:
Investment in OptoForm SARL	(1,456)	-
Investment in DTM	(760)	-
Purchase of property and equipment	(2,341)	(2,608)
Disposition of property and equipment	-	1,580
Additions to licenses and patents	(160)	(241)
Software development costs	(215)	-

Net cash used for investing activities	(4,932)	(1,269)

Cash flows from financing activities:
Exercise of stock options	2,179	2,695
Repayment of notes receivable from officers and employees	41	120
Repayment of long-term debt	(60)	(55)

Net cash provided by financing activities	2,160	2,760
Effect of exchange rate changes on cash	1,986	109

Net (decrease) increase in cash and cash equivalents	(1,250)	984
Cash and cash equivalents at the beginning of the period	18,999	12,553

Cash and cash equivalents at the end of the period	$17,749	$13,537

Supplemental schedule of noncash investing activities:
In conjunction with the acquisition of OptoForm SARL, in the period ended June 29, 2001 the Company issued a note to the seller for $1,223.

In conjunction with the proposed acquisition of DTM, in the period ended June 29, 2001 the Company recorded other assets and a corresponding liability of $1,313.

In the period ended June 29, 2001, the Company transferred $1,850 of rental equipment from inventory to fixed assets.  Additionally, $1,049 of rental equipment was transferred from fixed assets to inventory.

See accompanying notes to consolidated financial statements.

3D SYSTEMS CORPORATION
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Three months ended		Six months ended
	June 29, 2001	June 30, 2000	June 29, 2001	June 30, 2000

Net income (loss)	$(344)	$1,908	$1,021	$2,988

Foreign currency translation	(413)	(250)	(1,865)	(1,669)

Comprehensive income (loss)	$(757)	$1,658	$(844)	$1,319

3D SYSTEMS CORPORATION
Notes to Consolidated Financial Statements
June 29, 2001 and June 30, 2000
(unaudited)

(1)         Basis of  Presentation

The accompanying consolidated financial statements of 3D Systems Corporation and subsidiaries (the “Company”) are prepared in accordance with instructions to Form 10-Q and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) which are necessary for the fair presentation of results for the interim periods.  The Company reports its interim financial information on a 13-week basis ending the last Friday of each quarter, and reports its annual financial information through the calendar year ended December 31.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.  The results of the six months ended June 29, 2001 are not necessarily indicative of the results to be expected for the full year.

(2)         Significant Accounting Policies

Accounting Change

In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 133, "Accounting for Derivative Instruments and Hedging Activities," and amended it with SFAS 138 in June 2000.  It establishes accounting and reporting standards for derivative instruments and hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and measures those instruments at fair value.  Effective January 1, 2001, the Company adopted SFAS 133. The impact of the adoption of SFAS 133 was immaterial.

The Company uses derivative instruments to manage exposure to foreign currency risk. International sales are made primarily from the Company’s foreign sales subsidiaries in their respective countries and are denominated in United States dollars or the local currency of each country.  The Company’s exposure to foreign exchange rate fluctuations arises in part from inter-company accounts in which costs incurred in the United States are charged to our foreign sales subsidiaries.  These inter-company accounts are denominated in United States dollars.  The Company manages these exposures through the use of an inter-company netting and settlement system that settles all of our inter-company trading obligations monthly.  In addition, selected exposures are managed by financial market transactions in the form of foreign exchange forward and put option contracts.  The Company does not enter into derivative contracts for speculative purposes. The Company does not hedge its foreign currency exposure in a manner that would entirely eliminate the effects of changes in foreign exchange rates on its consolidated net income.

At June 29, 2001, the notional amount covered by all of the Company’s put option contracts was $4.5 million related to transactions denominated in Euro and pounds sterling, with settlement dates in July, August and October 2001.  The fair value of the put option contracts was $77,000 at June 29, 2001 and was recorded as other current assets on the balance sheet and a credit to cost of sales in the statement of operations.  These derivative instruments are not designated as hedging instruments under SFAS 133.

Recent Accounting Pronouncements

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company believes that the adoption of SFAS 141 will not have a significant impact on its financial statements.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which is effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill.  The Company believes that the adoption of SFAS 142 will not have a significant impact on its financial statements.

(3)         Inventories (in thousands):

	June 29, 2001	December 31, 2000

Raw materials	$1,932	$1,502
Work in progress	1,171	536
Finished goods	14,915	12,907

	$18,018	$14,945

(4)       Property and Equipment (in thousands):

			Useful Life
	June 29, 2001	December 31, 2000	(in years)

Land and building	$4,637	$4,637	30
Machinery and equipment	20,490	18,438	3-5
Office furniture and equipment	2,990	2,998	5
Leasehold improvements	2,807	2,766	Life of lease
Rental equipment	1,143	1,487	5
Construction in progress	262	572	N/A

	32,329	30,898
Less accumulated depreciation	(19,255)	(17,757)

	$13,074	$13,141

(5)         Computation of Earnings (Loss) Per Share

In accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Dilutive net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued.  Potential common shares related to stock options and warrants are excluded from the computation when their effect is antidilutive.

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings (loss) per share computations for the three and six months ended June 29, 2001 and June 30, 2000 (in thousands):
	Three months ended		Six months ended
	June 29, 2001	June 30, 2000	June 29, 2001	June 30, 2000
Numerator:
Net income (loss) - numerator for basic net income (loss) per share and diluted net income (loss) per share	$(344)	$1,908	$1,021	$2,988
Denominator:
Denominator for basic net income (loss) per share –weighted average shares	12,393	11,710	12,344	11,630
Effect of dilutive securities:
Stock options and warrants	–	974	781	882

Denominator for diluted net income (loss) per share	12,393	12,684	13,125	12,512

             Potential common shares related to stock options and warrants that are antidilutive amounted to 548,833 shares and 150,800 shares for the six months ended June 29, 2001 and June 30, 2000, respectively.

(6)         Segment Information

All of the Company’s assets are devoted to the manufacture and sale of Company systems, supplies and services; assets are not identifiable by operating segment.  Our two major operating segments are products and services, and segment information is measured by gross profit detail.

Summarized data for the Company’s operating segments is as follows (in thousands):
	Three months ended		Six months ended
	June 29, 2001	June 30, 2000	June 29, 2001	June 30, 2000

Sales:
Products	$17,201	$18,603	$37,887	$34,276
Services	7,841	6,813	15,058	14,153

Total sales	25,042	25,416	52,945	48,429

Cost of sales:
Products	8,313	8,220	17,601	15,171
Services	5,818	5,017	11,229	10,281

Total cost of sales	14,131	13,237	28,830	25,452

Gross profit	$10,911	$12,179	$24,115	$22,977

(7)         Borrowings

On August 8, 2000, 3D Systems, Inc., a subsidiary of 3D Systems Corporation, entered into a Revolving Line of Credit agreement (Line of Credit) which allows 3D Systems, Inc. to borrow up to $10.0 million subject to limits based on a percentage of eligible (as defined) accounts receivable and inventories held by 3D Systems, Inc.  The interest on borrowings under the Line of Credit is at variable rates which float with the Chase Manhattan Bank Prime Rate (“Chase Bank Rate”) or the London Interbank Offered Rates ("LIBOR"), plus an applicable margin based on 3D Systems, Inc.’s EBITDA and ranges from 1.75% to 2.5% for LIBOR and 0% to .5% for the Chase Bank Rate.  As of  June 29, 2001, there were no material balances outstanding.  3D Systems, Inc. also pays a fee of 0.25% per annum on the unused amount of the Line of Credit.  The Line of Credit has an initial term of three years with automatic annual renewals thereafter and is collateralized by the accounts receivable, inventories, property and equipment and other assets held by 3D Systems, Inc.

(8)         Acquisitions

In February 2001, the Company acquired the stock and intellectual property of OptoForm SARL, a start-up company that has developed laser based additive manufacturing systems capable of using non-liquid (paste or composite) materials.  The aggregate purchase price was $2.4 million, of which $1.2 million was settled in cash at the time of closing and $1.2 million payable in cash will be due in February 2002.  The acquisition of OptoForm SARL was accounted for using the purchase method of accounting and is not material to the financial statements.

(9)         Lease Receivables

In June 2001, the Company sold $2.7 million of its lease portfolio to De Lage Landen Financial Services, Inc.  No profit or loss was recorded related to this transaction.

(10)       Contingencies

(a)	3D Systems, Inc. is a party to an agreement with Vantico, Inc. (the “Photopolymer Research Agreement”), dated August 15, 1990, relating to the research and development of liquid photopolymers, photopolymerizable monomers and photoinitiators for use with stereolithography technology. The agreement obligates each of the parties to cooperate in the development of liquid photopolymers, photopolymerizable monomers and photoinitiators. The agreement provides that the parties shall deal exclusively with each other in the development of liquid stereolithographic products except that: (a) 3D Systems, Inc. may recommend to its customers products produced by suppliers other than Vantico in the event that another supplier produces products suitable for stereolithography and Vantico cannot produce a product with similar performance parameters, (b) 3D Systems, Inc. may pursue the development of certain products developed pursuant to the agreement if Vantico determines it has no capabilities or interest in those products, and (c) Vantico may cooperate in developing competing products if those products involve new fields of technology in which 3D Systems, Inc. does not have, and is not able within a reasonable time, to develop expertise. Subject to certain conditions, the agreement will remain in effect unless terminated by either party upon six months advance notice.

As part of the Photopolymer Research Agreement, the parties have agreed that if a change in control of the Company or 3D Systems, Inc. should occur, then at the option of Vantico, 3D Systems, Inc. will be required to pay Vantico an amount equal to Vantico’s “deferred research and development costs,” up to $10 million. A “change in control” is defined to have occurred only if a person, or group of related persons, becomes the beneficial owner of in excess of 31.4% of the Company’s outstanding voting securities (that percentage to be ratably increased in the event of any sale by a Vantico affiliate of any of its shares of the Company’s common stock), unless approved by Vantico. “Deferred research and development costs” means all costs incurred by Vantico during the five full fiscal years immediately preceding the occurrence of a change in control, multiplied by two. The existence of this provision may deter potential acquirers from seeking to acquire the Company, or a significant interest in the equity securities of the Company.

Simultaneously with the Photopolymer Research Agreement, 3D Systems, Inc. entered into a Photopolymer Distribution Agreement with Vantico, dated as of July 1, 1990, pursuant to which 3D Systems, Inc. is the exclusive worldwide distributor (except Japan) of liquid photopolymers manufactured by Vantico for use in stereolithography. At the request of 3D Systems, Inc., an affiliate of Vantico currently sells these photopolymers in Japan to one of 3D Systems, Inc.’s Japanese distributors. Subject to certain conditions, so long as Vantico provides adequate supplies, 3D Systems, Inc. is required to fill all of its requirements for its liquid photopolymers through purchases from Vantico. Subject to certain conditions, the agreement will remain in effect unless terminated by either party upon six months advance notice.

(b)	3D Systems, Inc. v. Aaroflex et al. On January 13, 1997, 3D Systems, Inc. filed a complaint in the United States District Court, Central District of California, against Aarotech Laboratories, Inc. (“Aarotech”), Aaroflex, Inc. (“Aaroflex”) and Albert C. Young (“Young”). Aaroflex is a related company to Aarotech Laboratories and is one of the companies of the Aarotech group. Young is the Chairman of the Board and Chief Executive Officer of both Aarotech and Aaroflex. The original complaint alleged that stereolithography equipment manufactured by Aaroflex infringes six of the Company’s patents. In August 2000, two additional patents were added to the complaint. The Company seeks damages and injunctive relief from the defendants, who have threatened to sue the Company for trade libel. To date, the defendants have not filed such a suit.

Following decisions by the District Court and the Federal Circuit Court of Appeals on jurisdictional issues, Aarotech and Albert C. Young were dismissed from the suit, and an action against Aaroflex is proceeding in the District Court. Motions for summary judgment by Aaroflex on multiple counts contained in the Company’s complaint and on Aaroflex’s counterclaims have been dismissed, fact discovery in the case has been completed, and the Company has filed motions for summary judgment for patent infringement and patent validity. A hearing was held May 9, 2001 on these motions. A decision on these motions is pending. Trial on any remaining undecided issues will be scheduled by the Court.

As of June 29, 2001 $1.8 million in legal costs related to Aaroflex were capitalized and are included in other assets on the balance sheet.

(c)	3D Systems, Inc. v. Teijin Seiki Co. Ltd. On March 21, 1997, 3D Systems, Inc. filed a patent infringement action in District Court in Osaka, Japan under one of its twelve Japanese patents, alleging infringement, and seeking damages from the defendant and injunctive relief (the “Teijin Seiki Lawsuit”). The action is in the early stages of prosecution. As described below, Teijin Seiki filed successful invalidation action against one of the patents.

(d)	On June 6, 2001 the Antitrust Division of the United States Department of Justice (“DOJ”) filed a civil action to permanently enjoin the acquisition of DTM Corporation (“DTM”). The Company is working with the DOJ in an effort to reach a settlement that would enable the Company to complete the merger. The Company can provide no assurance that its efforts will result in a mutually agreeable settlement between the Company and the DOJ.

On April 6, 2001, a purported class action lawsuit under the caption Spinner v. Goldstein was filed in the 200th Judicial District Court of Travis County, Austin, Texas, naming as defendants DTM, certain of DTM’s directors and 3D Systems Corporation. The complaint was amended on May 2, 2001. The complaint as amended asserts that the $5.80 cash consideration to be paid in the merger is inadequate and does not represent the value of the assets and the future prospects of DTM. The amended complaint also alleges that the individual defendants breached their fiduciary obligations to the public shareholders of DTM in approving the merger agreement and that the tender offer documents distributed to the shareholders of DTM in connection with the tender failed to disclose material information.

The complaint seeks, among other things, preliminary and permanent injunctive relief prohibiting DTM from consummating the merger, and if the merger is consummated, an order rescinding the merger and awarding damages to the purported class. The complaint also seeks unspecified damages, attorney fees and other relief. The plaintiffs have requested document production from DTM and the Company on an expedited basis. None of the defendants have filed an answer to the complaint.

The Company has entered into a memorandum of understanding with the representative of the purported class in this lawsuit, providing for the settlement of the action. The terms of the settlement are not expected to have a material adverse effect on the Company or otherwise delay the completion of the offer or the merger.

As of June 29, 2001 the Company has incurred $2.1 million in connection with the proposed acquisition of DTM. These costs have been capitalized and are included in other assets on the balance sheet.

(e)	Patent Opposition and Invalidation Proceedings. 3D Systems, Inc. has been granted twelve patents in Japan. An opposition was submitted against one of these patents. The opposition was dismissed and the patent has been maintained as originally issued. Furthermore, one of the twelve patents has had three invalidation trials filed against it. The highest court in Japan has upheld the finding of invalidation.

(f)	EOS GmbH Electro Optical Systems and 3D Systems vs. DTM
In December 2000, EOS GmbH Electro Optical Systems (“EOS”) filed a patent infringement suit against DTM in federal court in California. EOS alleges that DTM has infringed and continues to infringe certain U.S. patents that 3D Systems, Inc. licenses to EOS. In a February 2001 press release related to EOS’s filing of the suit, EOS claimed damages of $20 million. In April 2001, consistent with an order issued by the federal court in this matter, 3D Systems, Inc. was made a plaintiff to the lawsuit. These proceedings are in the pre-discovery stage. EOS has also threatened a breach of contract claim if, following the proposed acquisition of DTM, the Company competes with EOS in the laser sintering field. (See Note 11 for a discussion of the Company’s proposed acquisition of DTM.)

(g)	The Company is engaged in certain additional legal actions arising in the ordinary course of business. On the advice of legal counsel, the Company believes it has adequate legal defenses and that the ultimate outcome of these actions will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

(11)       Proposed Acquisitions

On April 2, 2001, the Company signed a definitive merger agreement (the “Merger Agreement”) with DTM.  Consistent with the terms of the Merger Agreement, on April 30, 2001, the Company commenced the tender offer for all the outstanding shares of common stock of DTM for $5.80 per share in cash.  The tender offer will expire on August 14, 2001 unless extended pursuant to the Merger Agreement or as required by any statute or governmental order. Under the Merger Agreement, the consummation of the tender offer will be followed by a merger in which each share of DTM common stock not tendered through the offer will convert to a right to receive $5.80 in cash.  The Company anticipates that, provided the tender offer is consummated on August 15, 2001, and at least 90% of the outstanding shares of DTM common stock are tendered, the merger will be complete in the middle of the third quarter of 2001; alternatively, if the tender offer is completed by August 15, 2001 and less than 90% of the outstanding shares of DTM common stock are tendered, the Company expects to complete the merger in the latter half of the third quarter of 2001.

If consummated, the transaction will value DTM at approximately $45 million (before transaction costs).  It is expected that the transaction will be funded from on-hand cash balances, a $26.5 million revolving line of credit and a $15.0 million term loan.  A commitment was originally received from U.S. Bank on April 24, 2001 and subsequently extended until August 31, 2001 to fund these credit facilities subject to customary closing conditions.  The revolving line of credit is expected to have a maturity of three years and provide for advances based on a percentage of eligible accounts receivable and inventories.  The proposed term loan is expected to have a maturity of 66 months subject to certain prepayment provisions based on cash flow.  The interest on both facilities ranges from LIBOR plus 2.0% to 2.75% or prime plus 0.25% to 1.00% based on certain ratios and are secured by substantially all of the assets of the Company and following the closing of the merger, the assets of DTM.

As of June 29, 2001 the Company has incurred $2.1 million in connection with the proposed acquisition of DTM.  These costs have been capitalized and are included in other assets on the balance sheet.

Management's Discussion and Analysis of Financial Condition
And Results of Operations

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Item 1, and the risk factors included in this Item 2 of this Quarterly Report, and the audited consolidated financial statements and notes thereto, Management’s Discussion and Analysis of Results of Operations and Financial Condition, and Cautionary Statements and Risk Factors contained in the Company’s annual report on Form 10-K for the year ended December 31, 2000.

Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties.  Our future results could differ materially from those discussed here.  Factors that could cause or contribute to these differences include, but are not limited to, whether we acquire DTM Corporation, our ability to contain costs, increase recurring revenue, maintain gross revenues at a level necessary to maintain gross profit margins, the availability and acceptance of our products, the impact of competitive products and pricing, dependence on key personnel and suppliers, industry-wide domestic and international economic conditions and other risks detailed in this Item 2.

OVERVIEW

We develop, manufacture and market worldwide solid imaging systems designed to reduce the time it takes to produce 3 dimensional objects.  Our products produce physical objects from the digital output of solid or surface data from computer aided design and manufacturing (“CAD/CAM”) and related computer systems, and include SLA® systems and ThermoJet®solid object printers.

SLA systems use our proprietary stereolithography (“SL”) technology, an additive solid imaging process which uses a laser beam to expose and solidify successive layers of photosensitive epoxy resin until the desired object is formed to precise specifications in epoxy or acrylic resin.  SL-produced parts can be used for concept models, engineering prototypes, patterns and masters for molds, consumable tooling, and short-run manufacturing of final product, among other applications.  ThermoJet solid object printers employ hot melt ink jet technology to build models in successive layers using our proprietary thermoplastic material.  These printers, about the size of an office copier, are network-ready and are designed for operation in engineering and design office environments.  The ThermoJet printer output can be used as patterns and molds, and when combined with other secondary processes such as investment casting, can produce parts with representative end-use properties.

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

We recorded record revenue for the first six months of 2001.  However, our revenue was less than we expected during this period due to a world-wide economic slowdown in higher dollar capital equipment purchases by customers toward the end of the second quarter of 2001. We believe that the slowdown was due to uncertainties of customers about their 2001 financial results, which affected our sales closures and profitability in the second quarter of 2001.  Although sales of our higher-end SLA systems were below expectations in the second quarter of 2001, sales of our smaller systems were strong, particularly sales of the newly introduced Viper™ si2 SLA system.  We also continued to achieve year over year increases in materials sales in the second quarter of 2001.

Due to our lower than expected level of revenue in the second quarter of 2001, we implemented strict cost controls which we believe will help increase our margins during the remainder of fiscal 2001.  With a renewed focus on multi-unit sales of our higher-end SLA systems, and continued strict cost controls, we expect increased profitability in the second half of fiscal 2001.  We expect that our continued emphasis on developing new materials and applications for our products will result in increased revenues from materials and as a percent of our total revenue. We believe that these measures will provide continued opportunities for increased profitability.  These are forward-looking statements and, as with other such statements, are subject to uncertainties.  For example, the exact timing of customer requirements, competitive selling and pricing issues, dependence on single suppliers, requirement for continued developments of systems and materials, commercial acceptance of new materials, the uncertainty regarding the effect of cost containment efforts and completion of the DTM acquisition and integration may negatively impact our revenue and profitability.

On April 2, 2001, we entered into a merger agreement with DTM Corporation (“DTM”)  which contemplates that we would purchase all of the outstanding shares of common stock of DTM for approximately $45 million.  Subsequently, on June 6, 2001 the Antitrust Division of the United States Department of Justice (“DOJ”) filed a civil action to permanently enjoin the acquisition of DTM.  We are working with the DOJ in an effort to reach a settlement agreement of the lawsuit which would enable us to complete the merger.  Though management believes we will reach a mutually satisfactory agreement with the DOJ this cannot be assured.  We believe that the proposed merger, if consummated, will allow us to serve our customers with expanded product offerings that will increase our capabilities in the areas of rapid manufacturing, rapid tooling and niche customization, all of which are identified as areas of significant opportunity for us for the remainder of 2001 and beyond.

In February 2001, we acquired the stock and intellectual property of OptoForm SARL. The OptoForm technology is capable of producing products with metal and ceramic properties.  We believe that the acquisition of OptoForm will allow us to continue to expand our product offerings and increase our capabilities in the areas of rapid manufacturing, rapid tooling and niche customization. These are forward looking statements, and as with other such statements, are subject to uncertainties.  For example, we may not be able to successfully develop the OptoForm technology or if developed, it may not lead to commercially viable products.

RESULTS OF OPERATIONS

The following table sets forth the percentage relationship of certain items from the Company’s Statement of Operations to total sales:
		Percentage of Total Sales

	Three months ended		Six months ended

	June 29, 2001	June 30, 2000	June 29, 2001	June 30, 2000

Sales:
Products	68.7%	73.2%	71.6%	70.7%
Services	31.3%	26.8%	28.4%	29.3%
Total sales	100.0%	100.0%	100.0%	100.0%
Cost of sales:
Products	33.2%	32.3%	33.2%	31.3%
Services	23.2%	19.8%	21.2%	21.3%
Total cost of sales	56.4%	52.1%	54.4%	52.6%
Gross profit	43.6%	47.9%	45.6%	47.4%
Selling, general and administrative expenses	36.3%	28.5%	34.0%	30.1%
Research and development expenses	10.6%	8.3%	9.2%	8.2%
Income (loss) from operations	(3.3)%	11.1%	2.4%	9.1%
Interest income and interest and other expense, net	1.1%	0.3%	0.6%	0.2%
Provision for (benefit from) income taxes	(0.8)%	3.9%	1.1%	3.1%
Net income (loss)	(1.4)%	7.5%	1.9%	6.2%

The following table sets forth, for the periods indicated, total sales attributable to each of the Company’s major products and services groups, and those sales as a percentage of total sales (in thousands, except for percentages):

	Three months ended		Six months ended
	June 29, 2001	June 30, 2000	June 29, 2001	June 30, 2000

Products:
SLA systems and related equipment	$8,568	$10,396	$19,836	$18,141
Solid object printers	1,405	1,567	3,009	3,080
Materials	6,397	5,560	13,607	11,304
Other	831	1,080	1,435	1,751

Total products	17,201	18,603	37,887	34,276

Services:
Maintenance	7,299	6,097	14,024	12,625
Other	542	716	1,034	1,528

Total services	7,841	6,813	15,058	14,153

Total sales	$25,042	$25,416	$52,945	$48,429

Products:
SLA Systems and related equipment	34.2%	40.9%	37.5%	37.4%
Solid object printers	5.6%	6.2%	5.7%	6.4%
Materials	25.6%	21.9%	25.7%	23.3%
Other	3.3%	4.2%	2.7%	3.6%

Total products	68.7%	73.2%	71.6%	70.7%

Services:
Maintenance	29.1%	24.0%	26.5%	26.1%
Other	2.2%	2.8%	1.9%	3.2%

Total services	31.3%	26.8%	28.4%	29.3%

Total sales	100.0%	100.0%	100.0%	100.0%

THREE MONTHS ENDED JUNE 29, 2001 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2000.

Sales.  Sales during the three months ended June 29, 2001 (the “second quarter of 2001”) were $25.0 million, a 1.5% decrease from the $25.4 million recorded during the three months ended June 30, 2000 (the “second quarter of 2000”).

Product sales of $17.2 million were recorded for the second quarter of 2001, a decrease of 7.5% compared to $18.6 million for the second quarter of 2000.  The decrease in product sales is due primarily to the decrease in revenue for SLA systems and related equipment of $1.8 million or 17.6% and is partially offset by an increase in material revenues over the prior year’s quarter of $0.8 million or 15.1%.  The decrease in machine sales resulted from decreased sales of the higher-end SLA systems, especially the SLA 7000 system, primarily due to a general worldwide slow down in higher dollar capital equipment purchases by customers.  In the second quarter of 2001, we sold a total of eight SLA 7000 systems compared to 12 in the second quarter of  2000.  Although sales of our higher-end SLA systems in the second quarter of 2001 were below the prior year, sales of our newly introduced Viper si2 SLA system exceeded expectations, with 15 units shipped in the second quarter of 2001.  The Viper si2 SLA system became generally available on July 12, 2001, and we expect that system will favorably impact our overall system revenue in the latter half of fiscal 2001.

The increase in material revenue primarily reflects continued effective material usage by the installed base of machines.  The increase is also due to stronger sales and marketing emphasis on recurring revenue related to the sale of materials derived from post-installation sales.  We expect material revenue to continue to increase in the remainder of 2001 over comparable year ago periods due to our increased installed base of machines and our ongoing sales and marketing efforts.   This is a forward-looking statement and, as with other such statements, is subject to uncertainties.  For example, our dependence on a single supplier for our SLA system materials or the introduction, improvement to and related pricing of competitive technologies and materials may negatively impact the growth rate of recurring revenue.

System orders and resultant sales may fluctuate on a quarterly basis as a result of a number of other factors, including world economic conditions, fluctuations in foreign currency exchange rates, acceptance of new products and the timing of product shipments.  Due to the price of certain systems and the overall low unit volumes, the acceleration or delay of shipments of a small number of higher-end SLA systems from one quarter to another can significantly affect the results of operations for the quarters involved.

Service sales during the second quarter of 2001 totaled $7.8 million, an increase of 15.1% from $6.8 million in the second quarter of 2000.  Overall service revenues reflect the impact of significant increases in both maintenance contract and time and material revenue.  The increase in maintenance contract revenue is due to the wider variety of maintenance contracts we are offering to our customers and enhanced selling efforts in this area.  Time and material revenue increased due to competitive pricing strategies recently implemented.  We expect that our continued emphasis on providing a multitude of maintenance contract options to our customers will result in increased service revenue for the remainder of 2001.  This is a forward-looking statement and, as with other such statements, is subject to uncertainties.  For example, competitive pricing pressures by third parties supplying maintenance services and the increased reliability of our systems may limit our ability to increase overall service revenues.

Cost of sales.  Cost of sales increased to $14.1 million or 56.4% of sales in the second quarter of 2001 from $13.2 million or 52.1% of sales in the second quarter of 2000.

Product cost of sales as a percentage of product sales increased to 48.3% in the second quarter of 2001 from 44.2% in the second quarter of 2000.  This increase as a percent of product sales is due primarily to a shift in the sales mix from higher-end SLA systems to our smaller systems in the second quarter of 2001 as compared to the second quarter of 2000.

Service cost of sales as a percentage of service sales increased slightly to 74.2% in the second quarter of 2001 from 73.6% for the second quarter of 2000.  This increase is primarily attributable to an increase in personnel as we build our service infrastructure in an effort to increase overall service revenues for the remainder of 2001.

Selling, general and administrative expenses.  Selling, general and administrative expenses (“SG&A”) totaled $9.1 million for the second quarter of 2001 and $7.2 million for the second quarter of 2000.  The increase is largely attributable to an overall increase in personnel expenses and other costs as we continued to build infrastructure to support anticipated revenue growth.

Research and development expenses.  Research and development expenses during the second quarter of 2001 increased to $2.6 million compared to $2.1 million in the second quarter of 2000.  Research and development expenses as a percent of total revenue increased to 10.6% in the second quarter of 2001 compared to 8.3% in the second quarter of 2000, primarily due to lower than expected revenue levels in the second quarter of 2001.  Based on our historical expenditures related to research and development and our current development goals, we anticipate, for the foreseeable future, research and development expenses will be equal to approximately 8% to 10% of sales.  This is a forward looking statement and, as with other such statements, is subject to uncertainties.  For example, if our total sales for any particular period do not meet our anticipated sales, research and development expenses as a percentage of sales may exceed the expected range.

Income / loss from operations.  Operating loss for the second quarter of 2001 was $0.8 million compared to operating income of $2.8 million in the second quarter of 2000.  This is attributable to decreased revenue and gross margins and increased operating expenses.

SIX MONTHS ENDED JUNE 29, 2001 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2000.

Sales.  Sales during the six months ended June 29, 2001 (the “first six months of 2001”) were $52.9 million, a 9.3% increase from the $48.4 million recorded during the six months ended June 30, 2000 (the “first six months of 2000”).

Product sales of $37.9 million were recorded for the first six months of 2001, an increase of 10.5% compared to $34.3 million for the first six months of 2000.  The increase in product sales is due primarily to the growth in revenue for SLA systems and related equipment of $1.7 million or 9.3% and an increase in material revenues over the prior year of $2.3 million or 20.4%.  The increase in machine sales results from increased sales of the SLA systems.  In the first six months of 2001, we sold a total of 23 SLA 7000 systems compared to 19 in the first six months of  2000.  Also, we shipped 15 of our newly introduced Viper si2 SLA systems in the second quarter of 2001. The Viper si2 SLA system became generally available on July 12, 2001, and we expect that system will favorably impact our overall system revenue in the latter half of fiscal 2001.

The increase in material revenue primarily is due to an increase in the installed base of machines and a stronger sales and marketing emphasis on recurring revenue related to the sale of materials derived from post-installation sales.  We expect material revenue to continue to increase in the remainder of 2001 over comparable year ago periods due to our increased installed base of machines and our ongoing sales and marketing efforts.   This is a forward-looking statement and, as with other such statements, is subject to uncertainties.  For example, our dependence on a single supplier for our SLA system materials or the introduction and related pricing of competitive technologies and materials may negatively impact the growth rate of recurring revenue.

Service sales during the first six months of 2001 totaled $15.1 million, an increase of 6.4% from the first six months of 2000.  The increase in service revenue primarily reflects an increase in revenue from maintenance contracts. We expect that our continued emphasis on providing a multitude of maintenance contract options to our customers will result in increased service revenue for the remainder of 2001.  This is a forward-looking statement and, as with other such statements, is subject to uncertainties.  For example, competitive pricing pressures by third parties supplying maintenance services and the increased reliability of our systems may limit our ability to increase overall service revenues.

Cost of sales.  Cost of sales increased to $28.8 million or 54.5% of sales in the first six months of 2001 from $25.5 million or 52.6% of sales in the first six months of 2000.

Product cost of sales as a percentage of product sales increased to 46.5% for the first six months of 2001 compared to 44.3% for the first six months of 2000.  This increase as a percent of product sales is due primarily to a shift in the sales mix from higher-end SLA systems to our smaller systems in the second quarter of 2001 as compared to the second quarter of 2000.

Service cost of sales as a percentage of service sales increased to 74.6% in the first six months of 2001 from 72.6% for the first six months of 2000. This increase is primarily attributable an increase in personnel as we build our service infrastructure in an effort to increase overall service revenues for the remainder of 2001.

Selling, general and administrative expenses.  Selling, general and administrative expenses (“SG&A”) totaled $18.0 million for the first six months of 2001 and $14.6 million for the first six months of 2000. The increase is largely attributable to an overall increase in personnel expenses and other costs as we continued to build infrastructure to support anticipated revenue growth.

Research and development expenses.  Research and development expenses during the first six months of 2001 increased to $4.8 million compared to $4.0 million in the first six months of 2000.  Research and development expenses as a percent of total revenue was 9.1% in the first six months of 2001 compared to 8.2% in the first six months of 2000, primarily due to a higher growth in research and development spending relative to our revenue level than the prior year.  Based on our historical expenditures related to research and development and our current development goals, we anticipate, for the foreseeable future, research and development expenses will be equal to approximately 8% of sales.  This is a forward looking statement and, as with other such statements, is subject to uncertainties.  For example, if our total sales for any particular period do not meet our anticipated sales, research and development expenses as a percentage of sales may exceed 8%.

Income from operations.  Operating income for the first six months of 2001 was $1.3 million or 2.4% of revenue compared to $4.4 million or 9.1% of revenue in the first six months of 2000.  Although gross margins increased for the first six months of 2001, operating expenses were higher than the first six months of 2000, resulting in decreased operating income.

LIQUIDITY AND CAPITAL RESOURCES
	(in thousands)
	June 29, 2001	December 31, 2000

Cash and cash equivalents	$17,749	$18,999
Working capital	42,367	44,549

	Six months ended
	(in thousands)
	June 29, 2001	June 30, 2000

Cash used for operating activities	$(464)	$(616)
Cash used for investing activities	(4,932)	(1,269)
Cash provided by financing activities	2,160	2,760

The use of cash for operating activities in the first six months of 2001 of $0.5 million primarily results from a $5.3 million increase in inventory, a decrease in accounts payable of $3.2 million, a decrease in accrued and other liabilities of $1.7 million, and an increase in other assets of $1.0 million.  This is primarily offset by a decrease in lease receivables of $3.9 million, primarily due to the sale of $2.7 million of the Company’s lease portfo1io, non-cash depreciation and amortization charges of $2.9 million, a decrease in accounts receivable of $2.7 million, net income of $1.0 million, and a decrease in deferred tax assets of $0.4 million.

Cash used for operating activities in the first half of 2000 of $0.6 million primarily results from non-cash depreciation and amortization charges of $3.4 million, net income of $3.0 million, decrease in accounts receivable of $1.5 million, an increase in deferred revenues of $1.3 million, a decrease in deferred income taxes of $1.0 million, and an increase in accounts payable of $1.1 million.  This is offset by an increase in inventory of $7.4 million, a decrease in accrued and other liabilities of $2.0 million, an increase in lease receivables of $1.1 million, an increase in other assets of $0.7 million, and an increase in prepaid expenses and other current assets of $0.6 million.

Net cash used for investing activities during the first six months of 2001 of $4.9 million primarily relates to additions to property and equipment of $2.3 million, and the investment in OptoForm SARL of $1.5 million.  Net cash used for investing activities during the first six months of 2000 was $1.3 million, and was primarily the result of additions to property and equipment and additions to licenses and patents.

Net cash provided by financing activities during the first six months of 2001 and 2000 totaled $2.2 million and $2.8 million, respectively, and was primarily the result of the exercise of stock options.

On August 8, 2000, 3D Systems, Inc. entered into a Revolving Line of Credit agreement (Line of Credit) which allows 3D Systems, Inc. to borrow up to $10.0 million subject to limits based on a percentage of eligible (as defined) accounts receivable and inventory held by 3D Systems, Inc.  The interest on borrowings under the Line of Credit is at variable rates which float with the Chase Manhattan Bank Prime Rate or the London Interbank Offered Rates ("LIBOR"), plus an applicable margin based on 3D Systems, Inc.’s EBITDA and will range from 1.75% to 2.5% for LIBOR and 0% to 0.5% for Chase Bank Rate.  As of  June 29, 2001, there were no material balances outstanding.  3D Systems, Inc. also pays a commitment fee of 0.25% per annum on the unused amount of the Line of Credit.  The Line of Credit has an initial term of three years with automatic annual renewals thereafter and is collateralized by the accounts receivable, inventory, property and equipment and other assets held by 3D Systems, Inc.  It is expected that this line of credit will be canceled and replaced with the financing committed by US Bank in conjunction with the acquisition of DTM.

Pursuant to a letter agreement dated April 24, 2001, and subsequently extended until August 31, 2001, U.S. Bank N.A. has committed to make us loans consisting of a $26.5 million revolving line of credit and a $15 million commercial term loan, upon the terms and conditions described in the letter agreement. The purpose of the credit facilities is to assist us in our acquisition of DTM and thereafter to finance our working capital and general corporate needs.  The interest rate applicable to both credit facilities will be at our option either:  (1) the prime rate plus a margin ranging from 0.25% to 1.0% , or (2) the 90 day reserved adjusted LIBOR, or London Inter-Bank Offer Rate, plus a margin ranging from 2.0% to 2.75%.  The margin for each rate will vary depending upon our interest-bearing-debt to our earnings before interest, taxes, depreciation and amortization.  The revolving credit facility will mature three years after the closing date of the tender offer to purchase the outstanding shares of common stock of DTM.  The term loan will mature 66 months from the closing date of the tender offer.  The letter agreement provides that U.S. Bank will receive a first priority security interest in our and following the acquisition, DTM’s accounts receivable, inventory, equipment and general intangibles.  We will also pledge the stock of DTM as collateral for the credit facilities.  Funding of these credit facilities is subject to the satisfaction of customary closing conditions.

We believe that existing cash and cash equivalents and funds available under the current or proposed credit facilities will be sufficient to satisfy our anticipated working capital requirements for at least the next 12 months.  From time to time, we consider the acquisition of other businesses, products or technologies complementary to our current business, although we have no current commitments or agreements with respect to any such transactions.  If we decide to pursue such a transaction, we may need to borrow additional funds.

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

Certain Risks Associated With The Offer To Purchase DTM And The Subsequent Merger.

The action by the DOJ that seeks to enjoin the offer and the merger has delayed and may preclude our consummation of the transaction and, if we consummate the transaction, may adversely affect the combined company.

The Antitrust Division of the United States Department of Justice, the DOJ, has filed a complaint, U.S. v. 3D Systems Corp. and DTM Corp., seeking to enjoin the offer and the merger.  This action has delayed and may preclude our consummation of the offer and the merger, or if consummated, may adversely affect the financial condition of the combined company.  We have not been formally served with the complaint, but it alleges that the effect of the offer and the merger may be substantially to lessen competition and tend to create a monopoly.  The complaint requests a permanent injunction preventing the offer and the merger from being completed, that the U. S. recover its costs and that it be granted such other further relief as is deemed fit and proper.

We are working with the DOJ in an effort to reach a settlement.  We cannot assure you that we will reach a mutually satisfactory agreement with the DOJ.  If we cannot reach an agreement with the DOJ, we may determine to litigate the dispute, which will be very costly to us.  Furthermore, our efforts to comply with the DOJ’s requests for information and to negotiate a settlement have involved, and litigation would involve, a substantial diversion of the time of some members of management.

DTM currently is involved in intellectual property litigation, the outcome of which could materially and adversely affect the combined company.

DTM faces direct competition for selective laser sintering equipment and materials outside the United States from EOS GmbH of Planegg, Germany.  DTM has been involved for a number of years in significant litigation with EOS in France, Germany, Italy and Japan with regard to its proprietary rights to selective laser sintering technology and is pursuing injunctive relief against EOS where applicable.  Recently, EOS brought a patent infringement suit against DTM in a U.S. court.

DTM vs. EOS, et al

The plastic sintering patent infringement actions against EOS began in France, Germany, and Italy in 1996.  Legal actions in France, Germany, and Italy are proceeding.  EOS had challenged the validity of certain plastic patents in the European Patent Office, which we refer to as the EPO.  Both of those patents survived the opposition appeals, after the original claims were modified, and the infringement hearings have been re-started.

In 1997, DTM initiated action against Hitachi Zosen Joho Systems, the EOS distributor in Japan. In May 1998, EOS initiated two invalidation trials in the Japanese Patent Office attempting to have DTM's patent invalidated on two separate bases.  The Japanese Patent Office ruled in DTM's favor in both trials in July 1998, effectively ruling that DTM's patent was valid. In September 1999, the Tokyo District Court then ruled in DTM's favor and granted a preliminary injunction prohibiting further importation and selling of the infringing plastic sintering EOS machine.  In connection with this preliminary injunction, DTM was required to place 20 million yen, which is approximately $200,000, on deposit with the court towards potential damages that EOS might claim should the injunction be reversed.  Based on the Tokyo District Court's ruling, EOS then filed an appeal in the Tokyo High Court to have the rulings of the Japanese Patent Office revoked.  On March 6, 2001, the Tokyo High Court ruled in EOS's favor that the rulings of the Japanese Patent Office were in error. This ruling is being appealed by DTM to the Tokyo Supreme Court.

EOS and 3D Systems vs. DTM

In December 2000, EOS filed a patent infringement suit against DTM in federal court in California.  EOS alleges that DTM has infringed and continues to infringe certain U.S. patents that we license to EOS.  In a February 2001 press release related to EOS’s filing of the suit, EOS claimed damages of $20 million.  In April  2001, consistent with an order issued by the federal court in this matter, we were added as a plaintiff to the lawsuit. These proceeding are in the pre-discovery stage.  EOS has also threatened us with a breach of contract claim if, following the proposed acquisition of DTM, we compete with EOS in the laser sintering field.

We cannot assure you that we will successfully defend against the claims of past infringement of the patents that are the subject of the dispute with EOS or a breach of contract claim, if asserted. The combined company's inability to resolve the claims of patent infringement or to prevail in any related litigation could result in a finding of infringement of our licensed patents that are the subject of the litigation.  Additionally, one EOS patent is asserted which, if found valid and infringed, could preclude the continued development and sale of certain of DTM’s products that incorporate the intellectual property which is the subject of the patents.  In addition, the combined company may become obligated to pay substantial monetary damages for past infringement.  Regardless of the outcome of these actions, DTM has incurred, and following the merger, the combined company may continue to incur, significant related expenses and costs that could have a material adverse effect on the business and operations of the combined company.  Furthermore, these actions could involve a substantial diversion of the time of some members of management.  The failure to preserve DTM's intellectual property rights and the costs associated with these actions and any potential breach of contract claim could have a material adverse effect on the results of operations, liquidity and financial condition of the combined company and could cause significant fluctuations in results from quarter to quarter.

DTM currently is involved in a contract dispute with The University of Texas the outcome of which could materially and adversely affect the combined company.

The University of Texas system licenses certain key intellectual property used in the selective laser sintering process to DTM.  As a licensee, DTM's rights to practice the technology are not absolute.  In February 2000, DTM gave notice to the University of changes DTM had made in its royalty calculations to reflect business practices DTM adopted in the fall of 1999. DTM informed the University that these changes had the effect of reducing the average royalty due the University per machine sold.  The University communicated in writing to DTM that they do not accept these changes. DTM met with representatives of the University to provide them a better understanding of DTM's position and of the methodologies that the Company now uses in its calculation of royalties due them.  DTM currently is in discussions with the University to resolve their differences.  The University may attempt to terminate or amend the license if it can show that DTM is in material default of the terms of the license.  Even if DTM had a basis for objecting, defense of DTM's rights as a licensee could be costly, and the outcome would be uncertain.  Loss of significant rights as a licensee under this license could have a material adverse effect on DTM's business and financial performance, and as a result, on the operation of the business and the financial condition of the combined company.

The offer and the merger are subject to conditions.  If these conditions are not met, we may not be able to consummate the offer and the merger.

The closing of the offer is subject to certain conditions including our receipt of funds sufficient to pay for all of the shares of common stock of DTM and other outstanding equity interests of DTM and the tender to us of at least 67% of those shares, among other customary closing conditions.  Pursuant to a letter agreement dated April 24, 2001, and subsequently extended until August 31, 2001, U.S. Bank N.A. has committed to make us loans in amounts sufficient to fund the acquisition of the shares of common stock of DTM.  Funding of these credit facilities is subject to customary closing conditions.  If these conditions are not satisfied and we are unable to obtain the necessary financing to pay for the DTM shares or if shareholders holding at least 67% of the shares do not tender those shares to us, the merger agreement may be terminated.  Although over 90% of the shares of DTM have been tendered as of July 26, 2001, the most recent date for which data is available, every shareholder has the right to withdraw their shares at any time prior to the closing of the offer.  If the merger agreement is terminated because we do not meet one or all of these conditions, we will not be entitled to recoup the funds we spent in negotiating the offer and the merger or any of the related transaction costs, including the costs of the dispute with the DOJ. We cannot assure you that we will be able to satisfy these conditions or that each other condition to closing will be met.  If we do not consummate the offer and the merger, we may not be able to identify an alternative strategic transaction acceptable to us, and our stock price may decline and you may lose your investment in our shares.

Integrating DTM’s operations with ours may be difficult and may cause disruptions to our business; we may not achieve the synergies we expect from the acquisition or maintain DTM’s customers.

To attain the benefits of the merger, we will have to effectively integrate our operations, technologies and products.  In particular, we must integrate management and other personnel, sales and marketing teams, information systems, and financial, accounting and other operational procedures.  In addition, we must effectively coordinate our combined research and development activities.  Our success in this process will be significantly influenced by our ability to retain key management and marketing and development personnel.  The difficulties of this integration may be increased by the necessity to coordinate geographically separated organizations with distinct cultures.  The integration of operations will require the dedication of management resources, which temporarily may distract the attention of management and other personnel from our day-to-day business activities.  In addition, employees of DTM may be less productive as a result of uncertainty during the integration process, which also may disrupt our business. These disruptions or any other difficulties with integration could seriously harm the combined company. In addition, even if the operations of the combined companies are integrated successfully, we anticipate accomplishing the integration over time and, in the interim, the combination may have an adverse effect on our business, results of operations and financial condition.

We expect the combination to result in synergies and operating efficiencies, including reduced overhead costs as a percentage of combined revenue, expanded operations, and enhanced purchasing leverage.  We may not achieve these benefits and whether we ultimately realize these benefits will depend on a number of factors, many of which are beyond our control. In addition, we cannot assure you that our current and potential customers and those of DTM will continue to do business with us. If we are not able to obtain these synergies or maintain DTM’s customer base, our financial condition and results of operations will be materially adversely affected.

Certain parties have filed a lawsuit seeking, among other relief, to enjoin the offer and the merger.

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

We have entered into a memorandum of understanding with the representative of the purported class in this lawsuit, providing for the settlement of the action.  The terms of the settlement  are not expected to have a material adverse effect on us or otherwise delay the completion of the offer or the merger.  In connection with the agreement, the plaintiff has cancelled his request for expedited discovery.

Certain Risks Associated With Our Business

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

Many factors, some of which are beyond our control, may cause these fluctuations in operating results.  These factors include:

•           Acceptance and reliability of new products in the market,

•            Size and timing of product shipments,

•            General world economic conditions,

•            Changes in the mix of products and services sold,

•            Currency and economic fluctuations in foreign markets and other factors affecting international sales,

•            Delays in the introduction of new services/products,

•            Price competition, and

•            Impact of changing technologies.

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

The mix of products we sell effects our overall profit margins

We continuously expand our product offerings and work to increase the number of geographic markets in which we operate and the distribution channels we use in order to reach the various markets and customers.  This variety of products, markets and channels results in a range of gross margins and operating income which can cause substantial quarterly fluctuations depending on the mix of product shipments quarter to quarter.  Wemay experience significant quarterly fluctuations in gross margins or net income due to the impact of the mix of products, channels, or geographic markets utilized from period to period.  Also, the changing mix of products sold over time may result in lower average gross margins and returns.

We depend on a single or limited number of  suppliers for specified components.  If these relationships terminate, our business may be disrupted while we locate an alternative supplier.

There are several potential suppliers of the material components, parts and subassemblies for our products.  However, we currently use only one or a limited number of suppliers for several of the critical components, parts and subassemblies, including our lasers, materials and certain ink jet components.  Vantico supplies us with the resins we distribute pursuant to the Photopolymer Distribution Agreement, which either party has the right to terminate with six months advance notice.  If the agreement were to be terminated, we would be unable to locate an immediate alternative source of the full range of resins, which would result in a material adverse effect on our revenues, results of operations, liquidity and financial position.  Our reliance on a limited number of vendors involves many risks including:

•            Shortages of certain key components,

•            Product performance shortfalls, and

•            Reduced control over delivery schedules, manufacturing capabilities, quality and costs

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

If we do not keep pace with technological change and introduce new products we may lose revenue and market share.

To remain competitive, we must continue to enhance and improve the functionality and features of our products, services and technologies.  The solid imaging industry is characterized by rapid technological change, changes in user and customer requirements and preferences, frequent new product and service introductions embodying new technologies and the emergence of new industry standards and practices.  These developments could render our existing products and proprietary technology and systems obsolete.  Our success will depend, in part, on our ability to:
•	Obtain leading technologies useful in our business,

•	Enhance our existing products,

•	Develop new products and technology that address the increasingly sophisticated and varied needs of prospective customers, particularly in the area of material functionality,

•	Respond to technological advances and emerging industry standards and practices on a cost–effective and timely basis, and

•	Retain key technology employees.

Also, our competitors may develop new technologies or materials that render our existing products and services obsolete.  We believe that our future success will depend on our ability to deliver products that meet changing technology and customer needs.  As part of our strategy of continuous development, we acquired the stock and intellectual property of OptoForm SARL in February 2001. In addition, we expect that the merger with DTM and the acquisition of OptoForm SARL will allow us to expand our product offering and increase capabilities to expand into the rapid manufacturing, rapid tooling and niche customization market segments.  We cannot assure you however that we will successfully develop the OptoForm technology or if developed, that it will lead to commercially viable products.  In addition, we cannot assure you that we will complete the acquisition of DTM, or if completed, that the acquisition will enable us to further expand into the rapid manufacturing, rapid tooling and niche customization market segments.

Our new products may require refinement following introduction and may not be commercially accepted

During 2000, we introduced several new products to the market, primarily software and materials.  In addition, in July 2001 we released our newest SLA system.  Although these products undergo thorough quality assurance testing, we have encountered problems in connection with prior new product introductions, and we cannot assure you that we will be able to fix any new problems that arise in a timely manner, or at all.  Also, we cannot assure you that any new products we develop will be commercially accepted.  If there are many problems with our new products, or if the marketplace does not accept these products, our revenues and profitability may decline and we may lose market value.

The loss of members of the management team provided by Regent Pacific Management Corporation for our executive management may disrupt our business.

We depend on the management and leadership of a team provided to us by Regent Pacific Management Corporation.  The loss of any member of this team could materially adversely affect our business.  The management services provided under our agreement with Regent Pacific include the services of Brian K. Service as President and Chief Executive Officer, and four other Regent Pacific personnel as part of our management team.  Our agreement with Regent Pacific expires on September 9, 2001. The agreement also provides for the availability of up to two additional executives to provide management services on an as needed basis.  If the agreement with Regent Pacific were canceled or not renewed, the loss of the Regent Pacific personnel could have a material adverse effect on our operations, especially during any transition phase to new management.  Similarly, if any adverse change in our relationship with Regent Pacific occurs, it could hinder management’s ability to direct our business and materially and adversely affect our results of operations and financial condition.

We face risks associated with conducting business internationally and if we do not manage these risks, our results of operations may suffer.

A material portion of our sales is to customers in foreign countries.  There are many risks inherent in our international business activities that, unless managed properly, may adversely affect our profitability.  Our foreign operations could be adversely affected by:
•	Unexpected changes in regulatory requirements,

•	Export controls, tariffs and other barriers,

•	Social and political risks,

•	Fluctuations in currency exchange rates,

•	Seasonal reductions in business activity in certain parts of the world, particularly during the summer months in Europe,

•	Reduced protection for intellectual property rights in some countries,

•	Difficulties in staffing and managing foreign operations,

•	Taxation, and

•	Other factors, depending on the country in which an opportunity arises

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

The adoption of the Euro presents uncertainties relating to the conduct of our business in Europe.

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

We may incur substantial expense protecting our  patents and proprietary rights, which we believe are critical to our success.

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

As of December 31, 2000, we held 232 patents, which include 114 in the United States, 64 in Europe, 12 in Japan, and 42 in other foreign jurisdictions.  At that date, we had 36 pending patent applications with the United States, 51 in the Pacific Rim, 29 in Europe, 6 in Canada and 1 in Latin America.   As we discover new developments and components to the technology, we intend to apply for additional patents.  Effective trademark, service mark, copyright, patent and trade secret protection may not be available in every country in which our products and services are made available.  We cannot assure you that the pending patent applications will be granted or that we have taken adequate steps to protect our proprietary rights, especially in countries where the laws may not protect our rights as fully as in the United States.  We are currently pursuing a patent infringement action in the Central District of California against Aaroflex, Inc.  In addition, our competitors may independently develop or initiate technologies that are substantially similar or superior to ours.  We cannot be certain that we will be able to maintain a meaningful technological advantage over our competitors.

The significant competition we face could cause us to reduce prices or lose market share.

To compete effectively, we may be required to reduce prices for our products, increase our operating costs, or take other measures that could adversely impact our business. We compete for customers with a wide variety of producers of models, prototypes and other 3 dimensional objects, ranging from traditional model makers and subtractive-type producers, such as CNC machine makers, to a wide variety of additive solid imaging systems manufacturers as well as service bureaus that provide any or all of these types of technology.   Consequently we are subject to the effects of technological change, innovation, and new product introductions.  Some of our existing and potential competitors are researching, designing, developing and marketing other types of equipment, materials and services.  Some of these competitors have financial, marketing, manufacturing, distribution and other resources substantially greater than ours.  In many cases, the existence of these competitors extends the purchase decision time as customers investigate the alternative products and solutions.  Also, these competitors have marketed these products successfully to our existing and potential customers.

We expect future competition may arise from the development of allied or related techniques, both additive and subtractive, that are not encompassed by our patents, the issuance of patents to other companies that inhibit our ability to develop certain products, and the improvement to existing technologies. We have determined to follow a strategy of continuing product development and aggressive patent prosecution to protect our position to the extent practicable.  We cannot assure you that we will be able to maintain our current position in the field or continue to compete successfully against current and future sources of competition.

Volatility of stock price

Our future earnings and stock price may be subject to significant volatility, particularly on a quarterly basis.  Shortfalls in our revenues or earnings in any given period relative to the levels expected by securities analysts could immediately, significantly and adversely affect the trading price of our common stock.

Historically, our stock price has been volatile.  The prices of the common stock have ranged from $11.00 to $18.49 during the three months ended June 29, 2001.

Factors that may have a significant impact on the market price of our common stock include:
•	Future announcements concerning our developments or those of our competitors, including the receipt of substantial orders for products,

•	Quality deficiencies in services or products,

•	Results of technological innovations,

•	New commercial products,

•	Changes in recommendations of securities analysts,

•	Proprietary rights or product or patent litigation, and

•	Sales or purchase of substantial blocks of stock.

Takeover and defense provisions may adversely affect the market price of our common stock.

Various provisions of our corporate governance documents and of Delaware law, together with our shareholders rights plan, may inhibit changes in control not approved by our Board of Directors and may have the effect of depriving you of an opportunity to receive a premium over the prevailing market price of our common stock in the even of an attempted hostile takeover.

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

Foreign Currency Risk.   International revenues accounted for 53.8% of our total revenue in the second quarter of 2001.  International sales are made primarily from our foreign sales subsidiaries in their respective countries and are denominated in United States dollars or the local currency of each country.  These subsidiaries also incur most of their expenses in the local currency.  Accordingly, all foreign subsidiaries use the local currency as their functional currency.

Our international business is subject to risks typical of an international business, including, but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility.  Accordingly, our future results could be materially adversely impacted by changes in these or other factors.

Our exposure to foreign exchange rate fluctuations arises in part from inter-company accounts in which costs incurred in the United States are charged to our foreign sales subsidiaries.   These inter-company accounts are typically denominated in United States dollars.  We are also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into United States dollars in consolidation.  As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability.  The realized effect of foreign exchange rate fluctuation in the second quarter of 2001 resulted in a $94,000 gain.

As of June 29, 2001, we had investments in foreign operations that are sensitive to foreign currency exchange rates, including non-functional currency denominated receivables and payables.  The net amount that is exposed in foreign currency when subjected to a 10% change in the value of the functional currency versus the non-functional currency produces an immaterial change in our balance sheet as of June 29, 2001.

PART II – OTHER INFORMATION

ITEM 1.            Litigation Proceedings
(a)	We are a party to an agreement with Vantico, Inc. (the “Photopolymer Research Agreement”), dated August 15, 1990, relating to the research and development of liquid photopolymers, photopolymerizable monomers and photoinitiators for use with stereolithography technology. The agreement obligates each of the parties to cooperate in the development of liquid photopolymers, photopolymerizable monomers and photoinitiators. The agreement provides that the parties shall deal exclusively with each other in the development of liquid stereolithographic products except that: (a) We may recommend to our customers products produced by suppliers other than Vantico in the event that another supplier produces products suitable for stereolithography and Vantico cannot produce a product with similar performance parameters, (b) We may pursue the development of certain products developed pursuant to the agreement if Vantico determines it has no capabilities or interest in those products, and (c) Vantico may cooperate in developing competing products if those products involve new fields of technology which we do not have, and are not able within a reasonable time, to develop expertise. Subject to certain conditions, the agreement will remain in effect unless terminated by either party upon six months advance notice.

As part of the Photopolymer Research Agreement, the parties have agreed that if we have a change in control, then at the option of Vantico, we will be required to pay Vantico an amount equal to Vantico’s “deferred research and development costs,” up to $10 million. A “change in control” is defined to have occurred only if a person, or group of related persons, becomes the beneficial owner of in excess of 31.4% of our outstanding voting securities (that percentage to be ratably increased in the event of any sale by a Vantico affiliate of any of its shares of the our common stock), unless approved by Vantico. “Deferred research and development costs” means all costs incurred by Vantico during the five full fiscal years immediately preceding the occurrence of a change in control, multiplied by two. The existence of this provision may deter potential acquirers from seeking to acquire our company, or a significant interest in the equity securities of our company.

Simultaneously with the Photopolymer Research Agreement, we entered into a Photopolymer Distribution Agreement with Vantico, dated as of July 1, 1990, pursuant to which we are the exclusive worldwide distributor (except Japan) of liquid photopolymers manufactured by Vantico for use in stereolithography. At our request, an affiliate of Vantico currently sells these photopolymers in Japan to one of our Japanese distributors. Subject to certain conditions, so long as Vantico provides adequate supplies, we are required to fill all of its requirements for its liquid photopolymers through purchases from Vantico. Subject to certain conditions, the agreement will remain in effect unless terminated by either party upon six months advance notice.

(b)	3D Systems, Inc. v. Aaroflex et al. On January 13, 1997, we filed a complaint in the United States District Court, Central District of California, against Aarotech Laboratories, Inc. (“Aarotech”), Aaroflex, Inc. (“Aaroflex”) and Albert C. Young (“Young”). Aaroflex is a related company to Aarotech Laboratories and is one of the companies of the Aarotech group. Young is the Chairman of theBoard and ChiefExecutive Officer of both Aarotech and Aaroflex. The original complaint alleged that stereolithography equipment manufactured by Aaroflex infringes six of our patents. In August 2000, two additional patents were added to the complaint. We seek damages and injunctive relief from the defendants, who have threatened to sue us for trade libel. To date, the defendants have not filed such a suit.

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

(c)	3D Systems, Inc. v. Teijin Seiki Co. Ltd. On March 21, 1997, we filed a patent infringement action in District Court in Osaka, Japan under one of its twelve Japanese patents, alleging infringement, and seeking damages from the defendant and injunctive relief (the “Teijin Seiki Lawsuit”). The action is in the early stages of prosecution. Teijin Seiki filed successful invalidation action against one of the patents.

(d)	On June 6, 2001 the Antitrust Division of the United States Department of Justice (“DOJ”) filed a civil action to permanently enjoin the acquisition of DTM. The Company is working with the DOJ in an effort to reach a settlement that would enable the Company to complete the merger. The Company cannot assure you that its efforts will result in a mutually agreeable settlement between the Company and the DOJ.

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

We have entered into a memorandum of understanding with the representative of the purported class in this lawsuit, providing for the settlement of the action. The terms of the settlement are not expected to have a material adverse effect on us or otherwise delay the completion of the offer or the merger.

As of June 29, 2001 we have incurred $2.1 million in connection with the proposed acquisition of DTM. These costs have been capitalized and are included in other assets on the balance sheet.

(e)	Patent Opposition and Invalidation Proceedings. 3D Systems, Inc. has been granted twelve patents in Japan. An opposition was submitted against one of these patents. The opposition was dismissed and the patent has been maintained as originally issued. Furthermore, one of the twelve patents has had three invalidation trials filed against it. The highest court in Japan has upheld the finding of invalidation.

(f)	EOS GmbH Electro Optical Systems (“EOS”) and 3D Systems v. DTM In December 2000, EOS filed a patent infringement suit against DTM in federal court in California. EOS alleges that DTM has infringed and continues to infringe certain U.S. patents that we license to EOS. In a February 2001 press release related to EOS’s filing of the suit, EOS claimed damages of $20 million. In April 2001 consistent with an order issued by the federal court in this matter, we were added as a plaintiff to the lawsuit. These proceedings are in the pre-discovery stage. EOS has also threatened us with a breach of contract claim if, following the acquisition of DTM, we compete with EOS in the laser sintering field. (See Note 11 for a discussion of our proposed acquisition of DTM.)

(g)	We are engaged in certain additional legal actions arising in the ordinary course of business. On the advice of legal counsel, we believe we have adequate legal defenses and that the ultimate outcome of these actions will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 9, 2001, we held the Annual Meeting of Stockholders. The following sets forth the identity of the directors elected as Class II directors to hold office for three years and until their respective successors have been elected and the voting results of the approval to amend the Company's 1996 Stock Incentive Plan and the 1996 Non-Employee Directors’ Stock Option Plan.

	Yes	No	Abstain	Broker Non

Election of Class II Directors:
Gary J. Sbona	10,772,435	0	1,233,709	0
Miriam V. Gold	11,272,512	0	733,632	0
Approval to amend the 1996 Stock Incentive Plan	5,912,271	1,987,470	57,789	4,048,614
Approval to amend the 1996 Non-Employee Directors’ Stock Option Plan	7,017,620	911,304	28,606	4,048,614

ITEM 6.            Exhibits and Reports on Form 8-K
(b)	Reports on Form 8-K
Current Report on Form 8-K, Items 5 and 7, filed on April 10, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ E. James Selzer

E. James Selzer	Date: August 13, 2001
Chief Financial Officer and VP, Finance
(Principal Financial Officer and Principal
Accounting Officer)

(Duly authorized to sign on behalf of Registrant)