Form 10-Q
period 2001-09-28
3 D SYSTEMS CORP
filed 2001-11-13
CIK 910638

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

            SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2001

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

Yes ☒     No ☐

Shares of Common Stock, par value $0.001, outstanding as of October 31, 2001:  13,124,486

3D SYSTEMS CORPORATION

3D SYSTEMS CORPORATION

Consolidated Balance Sheets

As of September 28, 2001 and December 31, 2000

(in thousands, except per share amounts)

(unaudited)

ASSETS	September 28, 2001	December 31, 2000
Current assets:
Cash and cash equivalents	$8,528	$18,999
Accounts receivable, less allowances for doubtful accounts of $2,657 (2001) and $1,599 (2000)	41,703	33,304
Current portion of lease receivables	445	1,497
Inventories	23,157	14,945
Current portion of deferred tax assets	2,468	2,824
Prepaid expenses and other current assets	4,295	3,496
Total current assets	80,596	75,065

Property and equipment, net	16,263	13,141
Licenses and patent costs, net	10,764	8,417
Deferred tax assets, less current portion	5,210	5,210
Lease receivables, less current portion	970	3,629
Acquired technology	9,059	--
Goodwill	31,092	--
Other assets, net	12,641	4,435
	$166,595	$109,897

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,026	$8,264
Accrued liabilities	15,160	9,574
Current portion of long-term debt	24,582	120
Customer deposits	1,236	1,087
Deferred revenues	13,329	11,471
Total current liabilities	64,333	30,516

Other liabilities	2,345	3,210
Long-term debt, less current portion	16,990	4,375
	83,668	38,101

Stockholders’ equity:
Preferred stock. Authorized 5,000 shares; none issued	--	--
Common stock, $.001 par value. Authorized 25,000 shares; issued 12,732 and outstanding 12,507 (2001); and issued 12,423 and outstanding 12,198 (2000)	13	12
Capital in excess of par value	91,870	81,568
Notes receivable from officers and employees	(291)	(330)
Accumulated deficit	(2,670)	(3,922)
Accumulated other comprehensive loss	(4,455)	(3,992)
Treasury stock, at cost, 225 shares (2001 and 2000)	(1,540)	(1,540)
Total stockholders’ equity	82,927	71,796
	$166,595	$109,897

See accompanying notes to consolidated financial statements

3D SYSTEMS CORPORATION

Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three months ended		Nine months ended
	September 28, 2001	September 29, 2000	September 28, 2001	September 29, 2000
Sales:
Products	$22,440	$21,724	$60,327	$55,999
Services	9,104	7,824	24,162	21,977
Total sales	31,544	29,548	84,489	77,976

Cost of sales:
Products	11,745	9,245	29,346	24,416
Services	6,280	5,715	17,509	15,996
Total cost of sales	18,025	14,960	46,855	40,412

Gross profit	13,519	14,588	37,634	37,564

Operating expenses:
Selling, general and administrative	10,001	8,430	28,001	23,001
Research and development	2,791	1,911	7,624	5,890
Total operating expenses	12,792	10,341	35,625	28,891

Income from operations	727	4,247	2,009	8,673

Interest income	210	84	751	397
Interest and other expense	(570)	(133)	(773)	(345)
Income before provision for income taxes	367	4,198	1,987	8,725
Provision for income taxes	136	1,427	735	2,966
Net income	$231	$2,771	$1,252	$5,759
Shares used to calculate basic net income per share	12,499	12,009	12,396	11,756
Basic net income per share	$.02	$.23	$.10	$.49
Shares used to calculate diluted net income per share	13,276	13,336	13,176	12,789
Diluted net income per share	$.02	$.21	$.10	$.45

See accompanying notes to consolidated financial statements

3D SYSTEMS CORPORATION

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine months ended
	September 28, 2001	September 29, 2000
Cash flows from operating activities:
Net income	$1,252	$5,759
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Deferred income taxes	356	2,374
Depreciation and amortization	4,253	4,938
Provision for accounts receivable	374	(1,137)
Loss on disposition of property and equipment	153	-
Increase / decrease in cash, excluding effects of acquisition, resulting from changes in:
Accounts receivable	(4,351)	(5,307)
Lease receivables	3,711	(1,166)
Inventories	(3,471)	(6,597)
Prepaid expenses and other current assets	999	(1,455)
Other assets	(1,606)	(902)
Accounts payable	(301)	(961)
Accrued liabilities	1,524	770
Customer deposits	23	428
Deferred revenues	(625)	3,081
Other liabilities	(1,735)	(1,021)
Net cash provided by (used for) operating activities	556	(1,196)

Cash flows from investing activities:
Investment in OptoForm SARL	(1,311)	-
Investment in DTM	(48,606)	-
Investment in RPC	(2,113)	-
Purchase of property and equipment	(3,684)	(3,893)
Disposition of property and equipment	-	2,081
Additions to licenses and patents	(203)	(551)
Software development costs	(299)	-
Net cash used for investing activities	(56,216)	(2,363)

Cash flows from financing activities:
Proceeds from issuance of common stock	8,021	-
Exercise of stock options	2,282	3,619
Additions to notes receivable from officers and employees	-	(310)
Repayment of notes receivable from officers and employees	39	179
Borrowings	39,092	-
Repayment of debt	(4,061)	(110)
Net cash provided by financing activities	45,373	3,378
Effect of exchange rate changes on cash	(184)	(145)
Net (decrease) increase in cash and cash equivalents	(10,471)	(326)
Cash and cash equivalents at the beginning of the period	18,999	12,553

Cash and cash equivalents at the end of the period	$8,528	$12,227

See accompanying notes to consolidated financial statements.

3D SYSTEMS CORPORATION

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

Supplemental schedule of noncash investing activities:

On August 20, 2001 the Company completed the merger with DTM Corporation for $44.7 million in cash, plus $3.8 million in acquisition costs.  In conjunction with the merger, the following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition. These estimates may be revised as additional information becomes available:

Fair value of tangible assets acquired	$13,842

Fair value of goodwill and other identifiable intangible assets	42,992

Cash paid	(48,452)

Liabilities assumed	$8,382

In conjunction with the acquisition of OptoForm SARL, in the period ended September 28, 2001 the Company issued a note to the seller for $1,217.

In conjunction with the acquisition of RPC, in the period ended September 28, 2001 the Company issued a note to the seller for $2,045.

In the period ended September 28, 2001, the Company transferred $2,434 of property and equipment from inventories to fixed assets.  Additionally, $1,273 of property and equipment was transferred from fixed assets to inventories.

See accompanying notes to consolidated financial statements.

3D SYSTEMS CORPORATION

Consolidated Statements of Comprehensive Income

(in thousands)

(unaudited)

	Three months ended		Nine months ended
	September 28, 2001	September 29, 2000	September 28, 2001	September 29, 2000

Net income	$231	$2,771	$1,252	$5,759

Foreign currency translation	1,402	(1,524)	(463)	(3,194)

Comprehensive income	$1,633	$1,247	$789	$2,565

See accompanying notes to consolidated financial statements.

3D SYSTEMS CORPORATION

Notes to Consolidated Financial Statements

September 28, 2001 and September 29, 2000

(unaudited)

(1)       Basis of  Presentation

The accompanying consolidated financial statements of 3D Systems Corporation and subsidiaries (the “Company”) are prepared in accordance with instructions to Form 10-Q and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) which are necessary for the fair presentation of results for the interim periods.  The Company reports its interim financial information on a 13-week basis ending the last Friday of each quarter, and reports its annual financial information through the calendar year ended December 31.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.  The results of the nine months ended September 28, 2001 are not necessarily indicative of the results to be expected for the full year.

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

At September 28, 2001, the notional amount covered by all of the Company’s put option contracts was $7.4 million related to transactions denominated in Euro and pounds sterling, with settlement dates in October and December 2001 and January 2002.  The fair value of the put option contracts was $387,000 at September 28, 2001 and was recorded as other current assets on the balance sheet.  These derivative instruments are not designated as hedging instruments under SFAS 133.

Recent Accounting Pronouncements

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The acquisition of DTM Corporation (“DTM”) was accounted for in accordance with SFAS 141.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which is effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. The acquisition of DTM was accounted for in accordance with SFAS 142.  The Company has not completed its evaluation of the impact of the adoption of SFAS 142 on the financial statements.

In August 2001, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”.  SFAS 144 addresses the financial accounting and reporting issues for the impairment or disposal of long-lived assets.  This statement supersedes FASB 121 but retains the fundamental provisions for (a) recognition / measurement of impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sales.  It is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged.  The Company is currently evaluating the provisions of SFAS 144 and has not determined the impact, if any, it will have on its financial statements.

(3)       Inventories (in thousands):

	September 28, 2001	December 31, 2000
Raw materials	$2,368	$1,502
Work in progress	1,121	536
Finished goods	19,668	12,907
	$23,157	$14,945

(4)       Property and Equipment (in thousands):

	September 28, 2001	December 31, 2000	Useful Life (in years)
Land and building	$4,637	$4,637	30
Machinery and equipment	23,139	18,438	3-5
Office furniture and equipment	3,819	2,998	5
Leasehold improvements	3,284	2,766	Life of lease
Rental equipment	1,054	1,487	5
Construction in progress	508	572	N/A
	36,441	30,898
Less accumulated depreciation	(20,178)	(17,757)
	$16,263	$13,141

(5)   Intangible Assets

In conjunction with the merger with DTM, the Company recorded Licenses and Patents of $2.8 million and Acquired Technology of $9.1 million.  Both Licenses and Patents and Acquired Technology will be amortized over a six-year estimated useful life.

(6)   Stockholder’s Equity

In September, 2001, the Company sold 617,000 shares of its $.001 par value Common Stock to outside investors for $8,021,000.

(7)       Computation of Earnings Per Share

      In accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.  Dilutive net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued.  Potential common shares related to stock options and warrants are excluded from the computation when their effect is antidilutive.

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations for the three and nine months ended September 28, 2001 and September 29, 2000 (in thousands):

	Three months ended		Nine months ended
	September 28, 2001	September 29, 2000	September 28, 2001	September 29, 2000
Numerator:
Net income - numerator for basic net income per share and diluted net income per share	$231	$2,771	$1,252	$5,759

Denominator:
Denominator for basic net
Income per share –weighted average shares	12,499	12,009	12,396	11,756

Effect of dilutive securities:

Stock options and warrants	777	1,327	780	1,033

Denominator for diluted net income per share	13,276	13,336	13,176	12,789

Potential common shares related to stock options and warrants that are antidilutive amounted to 388,808 shares and 110,801 shares for the nine months ended September 28, 2001 and September 29, 2000, respectively.

(8)       Segment Information

All of the Company’s assets are devoted to the manufacture and sale of Company systems, supplies and services; assets are not identifiable by operating segment.  The Company’s two major operating segments are products and services, and segment information is measured by gross profit.

Summarized data for the Company’s operating segments is as follows (in thousands):

	Three months ended		Nine months ended
	September 28, 2001	September 29, 2000	September 28, 2001	September 29, 2000
Sales:
Products	$22,440	$21,724	$60,327	$55,999
Services	9,104	7,824	24,162	21,977
Total sales	31,544	29,548	84,489	77,976
Cost of sales:
Products	11,745	9,245	29,346	24,416
Services	6,280	5,715	17,509	15,996
Total cost of sales	18,025	14,960	46,855	40,412
Gross profit	$13,519	$14,588	$37,634	$37,564

(9)       Borrowings

On August 8, 2000, 3D Systems, Inc., a subsidiary of 3D Systems Corporation, entered into a Revolving Line of Credit agreement (“Line of Credit”) which allows 3D Systems, Inc. to borrow up to $10.0 million subject to limits based on a percentage of eligible (as defined) accounts receivable and inventories held by 3D Systems, Inc.  The interest on borrowings under the Line of Credit is at variable rates which float with the Chase Manhattan Bank Prime Rate (“Chase Bank Rate”) or the London Interbank Offered Rates ("LIBOR"), plus an applicable margin based on 3D Systems, Inc.’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) and ranges from 1.75% to 2.5% for LIBOR and 0% to .5% for the Chase Bank Rate.

On August 17, 2001 the Company replaced this Line of Credit with a new agreement through U.S. Bank totaling $41.5 million, in order to finance the acquisition of DTM.  The new financing arrangement consists of a $26.5 million three-year revolving credit facility and a $15 million 66-month commercial term loan. At September 28, 2001, a total of $20.2 million was outstanding under the revolving credit facility and $15.0 million was outstanding under the term loan.  The interest rates at September 28, 2001 for the revolving credit facility and term loan were 6.2% and 7.0%, respectively.  The interest rate applicable to both credit facilities will be either:  (1) the prime rate plus a margin ranging from 0.25% to 1.0% , or (2) the 90-day adjusted LIBOR plus a margin ranging from 2.0% to 2.75%.  The margin for each rate will vary depending upon the Company’s interest-bearing debt to EBITDA.  Pursuant to the terms of the agreement U.S. Bank has received a first priority security interest in the Company’s accounts receivable, inventory, equipment and general intangibles.

(10)     Acquisitions

In February 2001, the Company acquired the stock and intellectual property of OptoForm SARL, a start-up company that has developed direct composites manufacturing paste or composite materials.  The aggregate purchase price was $2.4 million, of which $1.2 million was settled in cash at the time of closing and $1.2 million payable in cash is due in February 2002.  The acquisition of OptoForm SARL was accounted for using the purchase method of accounting and is not material to the financial statements.

On August 24, 2001 the Company completed its merger with DTM.  DTM develops, manufactures, and markets advanced rapid prototyping and manufacturing systems.  Under the terms of the merger agreement, the Company paid $5.80 per share in cash for all the outstanding shares of common stock of DTM.  The transaction valued DTM at approximately $45 million (before transaction costs).  The transaction was funded from a combination of sources consisting of cash on hand of $5.6 million, a $24.0 million revolving line of credit and a $15.0 million term loan.  The acquisition of DTM was accounted for using the purchase method of accounting.  The allocation of purchase price is based upon estimates which may be revised as additional information becomes available.

The following table reflects unaudited pro-forma combined results of operations of the Company and DTM on the basis that the acquisition of DTM had taken place at the beginning of the fiscal year for all periods presented (in thousands):

	Nine Months Ended
	September 28, 2001	September 29, 2000
Net sales	$107,283	$106,118
Net income (loss)	$(2,398)	$4,707
Basic earnings (loss) per common share	$(.19)	$.40
Diluted earnings (loss) per common share	$(.19)	$.37

In management’s opinion, the pro-forma combined results of operations are not indicative of the actual results that would have occurred had the acquisitions been consummated at the beginning of fiscal year 2001 or of future operations of the combined entities under the ownership and operation of the Company.

In September 2001 the Company acquired the stock RPC Ltd. (“RPC”), a manufacturer of solid imaging material.  The aggregate purchase price was $4.2 million of which $2.2 million was settled in cash at the time of closing and $2.0 million payable in cash is due in February 2002.  The acquisition of RPC was accounted for using the purchase method of accounting and is not material to the financial statements.

(11)     Lease Receivables

In June 2001, the Company sold $2.7 million of its lease portfolio to De Lage Landen Financial Services, Inc.  No profit or loss was recorded related to this transaction.

(12)     Contingencies

(a)   3D Systems, Inc. has been a party to an agreement with Vantico, Inc. (the “Photopolymer Research Agreement”), dated August 15, 1990, as amended. On August 17, 2001, we received a six-month notice of termination of our Distribution Agreement with Vantico, Inc., effective February 17, 2002. On August 19, 2001 we sent to Vantico a notice of termination of our Research and Development Agreement with Vantico. Under these agreements, we jointly develop liquid photopolymers, photopolymerizable monomers and photoinitiators with Vantico and are exclusive worldwide distributor (except in Japan) of liquid photopolymers manufactured by Vantico for use in stereolithography. For the nine months ended September 28, 2001 and the year ended December 31, 2001, sales of our liquid photopolymers accounted for 18.3% and 18.7%, respectively, of our total revenues.

Simultaneously with the Photopolymer Research Agreement, 3D Systems, Inc. entered into a Photopolymer Distribution Agreement with Vantico, dated as of July 1, 1990, as amended, pursuant to which 3D Systems, Inc. has been the exclusive worldwide distributor (except in Japan) of liquid photopolymers manufactured by Vantico for use in stereolithography.  At the request of 3D Systems, Inc., an affiliate of Vantico currently sells these photopolymers in Japan to one of 3D Systems, Inc.’s Japanese distributors.  This Photopolymer Distribution Agreement will terminate in February 2002.

The parties to the Photopolymer Research Agreement dispute the continuing obligations of the parties following the termination of the agreement.  The parties have submitted the matter to binding arbitration with the International Chamber of Commerce.  3D Systems has requested an injunction preventing Vantico from appropriating, to its use, 3D Systems’ confidential information.

On November 6, 2001, Vantico filed with the arbitration panel a request for an interim award.  In its request Vantico has requested an injunction enjoining us from sharing Vantico’s confidential information with RPC and from recommending to customers the purchase of RPC resins.  Vantico has requested a hearing on November 27, 2001, to consider the interim award request.  The panel has set aside eight days in January for a full hearing on the matter.

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

Following decisions by the District Court and the Federal Circuit Court of Appeals on jurisdictional issues, Aarotech and Albert C. Young were dismissed from the suit, and an action against Aaroflex is proceeding in the District Court.  Motions for summary judgment by Aaroflex on multiple counts contained in the Company’s complaint and by the Company on multiple counts contained in Aaroflex’s counterclaims have been dismissed, fact discovery in the case is complete, and a hearing was held on May 9 and 10, 2001 on motions for summary judgment for patent infringement and patent validity.  A decision on these motions is pending.  Trial on any remaining undecided issues will be scheduled by the Court.

As of September 28, 2001, $1.9 million in legal costs related to Aaroflex were capitalized and are included in other assets on the balance sheet.

(c)   On June 6, 2001 the Antitrust Division of the United States Department of Justice (“DOJ”) filed a civil action to permanently enjoin the acquisition of DTM. On August 16, 2001, the Company reached an agreement with the DOJ whereby the acquisition was allowed to proceed.  Under the terms of the settlement agreement, the Company must enter into a patent licensing agreement for either stereolithography or selective laser sintering with a third party.  The Company is meeting with potential licensees to negotiate terms for this divestiture.  The proposed Final Judgment filed with the court requires that the divestiture take place by December 14, 2001.  The DOJ may, at its discretion, grant a 60-day extension of this deadline.  The Company is working diligently to meet the December deadline.

On April 6, 2001, a purported class action lawsuit under the caption Spinner v. Goldstein was filed in the 200th Judicial District Court of Travis County, Austin, Texas, naming as defendants DTM, certain of DTM’s directors and 3D Systems Corporation.

The Company has entered into a memorandum of understanding with the representative of the purported class in this lawsuit, providing for the settlement of the action.  The terms of the settlement are not expected to have a material adverse effect on the Company.

(d)   EOS GmbH Electro Optical Systems and 3D Systems vs. DTM and 3D Systems

In December 2000, EOS GmbH Electro Optical Systems (“EOS”) filed a patent infringement suit against DTM in federal court in California. EOS alleges that DTM has infringed and continues to infringe certain U.S. patents that 3D Systems, Inc. licenses to EOS. EOS has estimated its damages to be approximately $27 million for the period from the fourth quarter of 1997 through 2002. In April  2001, consistent with an order issued by the federal court in this matter, 3D Systems, Inc. was made a plaintiff to the lawsuit.  In October, following the Company’s acquisition of DTM, 3D Systems, Inc. was realigned as a defendant. This proceeding is in the motion and discovery stage.  EOS has also threatened to file a breach of contract claim, since the Company competes with EOS in the laser sintering field.  EOS filed a motion for a preliminary injunction to stop the Company’s sale of SLS equipment, but voluntarily withdrew the motion in response to the Company’s opposition papers prior to a court hearing.  A trial date of July 8, 2003 has been set by the court.

(e)     The Company is engaged in certain additional legal actions arising in the ordinary course of business.  On the advice of legal counsel, the Company believes it has adequate legal defenses and that the ultimate outcome of these actions will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

(f)      DTM vs. EOS, et al
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

3D SYSTEMS CORPORATION

Management’s Discussion and Analysis of Financial Condition

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

OVERVIEW

We develop, manufacture and market worldwide solid imaging systems designed to reduce the time it takes to produce 3 dimensional objects.  Our products produce physical objects from the digital output of solid or surface data from computer aided design and manufacturing (“CAD/CAM”) and related computer systems, and include SLA® systems, SLS® systems and ThermoJet® solid object printers.

SLA systems use our proprietary stereolithography (“SL”) technology, an additive solid imaging process which uses a laser beam to expose and solidify successive layers of photosensitive epoxy resin until the desired object is formed to precise specifications in epoxy or acrylic resin. SLS systems utilize a process called SLS selective laser sintering, which uses laser energy to sinter powdered material to create solid objects from the powdered materials. SLS and SL-produced parts can be used for concept models, engineering prototypes, patterns and masters for molds, consumable tooling, and short-run manufacturing of final product, among other applications.  ThermoJet solid object printers employ hot melt ink jet technology to build models in successive layers using our proprietary thermoplastic material.  These printers, about the size of an office copier, are network-ready and are designed for operation in engineering and design office environments.  The ThermoJet printer output can be used as patterns and molds, and when combined with other secondary processes such as investment casting, can produce parts with representative end-use properties.

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

Both revenues and earnings were affected by the general economic slowdown in capital equipment purchases, which began affecting sales to original equipment manufacturers in the second quarter of 2001 and by the impact of events surrounding September 11, 2001. We believe that the slowdown was due to uncertainties of customers about their 2001 financial results, which affected our sales closures and profitability in the third quarter of 2001.  Sales of our higher-end SLA systems, particularly to the automotive and aviation industries, were below expectations in the third quarter of 2001.  However, despite the economic downturn, sales of the Viper ™  Si2 SLA system, introduced late in the second quarter of 2001, continued to grow with a total of 32 units sold in the third quarter of 2001.

We continue to focus on multi-unit sales of our SLA systems, and on maintaining our strict cost controls, for the remainder of fiscal 2001.  We are progressing well in developing new applications for solid imaging related to footwear, defense, dental and other medical devices.  In the third quarter, we continued our penetration of the specialized motor sports industry with nine of the eleven Formula One teams using our large frame systems in applications such as wind tunnel testing of automotive parts/frames and for actual parts. We expect that our continued emphasis on developing new materials for our products will result in increased revenues from materials and as a percent of our total revenue. We believe that these measures will provide continued opportunities for increased profitability.  These are forward-looking statements and, as with other such statements, are subject to uncertainties.  For example, the exact timing of customer requirements, competitive selling and pricing issues, dependence on single suppliers, requirement for continued developments of systems and materials, commercial acceptance of new materials and the uncertainty regarding the effect of cost containment efforts may negatively impact our revenue and profitability.

On August 24, 2001, we completed our merger with DTM in which we purchased all of the outstanding shares of common stock of DTM for approximately $45 million.  The integration of DTM is proceeding as scheduled and is expected to be complete by the end of the fourth quarter of 2001, at which time we expect to begin to realize synergies and cost savings.  We believe that the merger will allow us to serve our customers with expanded product offerings that will increase our capabilities in the areas of rapid manufacturing, rapid tooling and niche customization, all of which are identified as areas of significant opportunity for us for the remainder of 2001 and beyond.

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

In September 2001 the Company acquired the stock of RPC Ltd. (“RPC”), a manufacturer of solid imaging material.  The aggregate purchase price was $4.2 million.

SIGNIFICANT ACCOUNTING POLICIES

Accounting Change

In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 133, "Accounting for Derivative Instruments and Hedging Activities," and amended it with SFAS 138 in June 2000.  It establishes accounting and reporting standards for derivative instruments and hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and measures those instruments at fair value.  Effective January 1, 2001, we adopted SFAS 133. The impact of the adoption of SFAS 133 was immaterial.

We use derivative instruments to manage exposure to foreign currency risk. International sales are made primarily from our foreign sales subsidiaries in their respective countries and are denominated in United States dollars or the local currency of each country.  Our exposure to foreign exchange rate fluctuations arises in part from inter-company accounts in which costs incurred in the United States are charged to our foreign sales subsidiaries.  These inter-company accounts are denominated in United States dollars.  We manage these exposures through the use of an inter-company netting and settlement system that settles all of our inter-company trading obligations monthly.  In addition, selected exposures are managed by financial market transactions in the form of foreign exchange forward and put option contracts.  We do not enter into derivative contracts for speculative purposes. We do not hedge our foreign currency exposure in a manner that would entirely eliminate the effects of changes in foreign exchange rates on our consolidated net income.

At September 28, 2001, the notional amount covered by all of our put option contracts was $7.4 million related to transactions denominated in Euro and pounds sterling, with settlement dates in October and December 2001 and January 2002.  The fair value of the put option contracts was $387,000 at September 28, 2001 and was recorded as other current assets on the balance sheet.  These derivative instruments are not designated as hedging instruments under SFAS 133.

Recent Accounting Pronouncements

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The acquisition of DTM Corporation (“DTM”) was accounted for in accordance with SFAS 141.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which is effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. The acquisition of DTM was accounted for in accordance with SFAS 142.  We have not completed our evaluation of the impact of the adoption of SFAS 142 on the financial statements.

In August 2001, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”.  SFAS 144 addresses the financial accounting and reporting issues for the impairment or disposal of long-lived assets.  This statement supersedes FASB 121 but retains the fundamental provisions for (a) recognition / measurement of impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sales.  It is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged.  We are currently evaluating the provisions of SFAS 144 and have not determined the impact, if any, it will have on our financial statements.

RESULTS OF OPERATIONS

The following table sets forth the percentage relationship of certain items from the Company’s Statement of Operations to total sales:

	Percentage of Total Sales
	Three months ended		Nine months ended
	September 28, 2001	September 29, 2000	September 28, 2001	September 29, 2000
Sales:
Products	71.1%	73.5%	71.4%	71.8%
Services	28.9%	26.5%	28.6%	28.2%
Total sales	100.0%	100.0%	100.0%	100.0%
Cost of sales:
Products	37.2%	31.3%	34.8%	31.3%
Services	19.9%	19.3%	20.7%	20.5%
Total cost of sales	57.1%	50.6%	55.5%	51.8%

Gross profit	42.9%	49.4%	44.5%	48.2%
Selling, general and administrative expenses	31.7%	28.5%	33.1%	29.5%
Research and development expenses	8.9%	6.5%	9.0%	7.6%
Income from operations	2.3%	14.4%	2.4%	11.1%
Interest income and interest and other expense, net	(1.2)%	(0.2)%	(0.1)%	0.1%
Provision for income taxes	0.4%	4.8%	0.8%	3.8%
Net income	0.7%	9.4%	1.5%	7.4%

The following table sets forth, for the periods indicated, total sales attributable to each of the Company’s major products and services groups, and those sales as a percentage of total sales (in thousands, except for percentages):

	Three months ended		Nine months ended
	September 28, 2001	September 29, 2000	September 28, 2001	September 29, 2000
Products:
SLA systems and related equipment	$8,580	$12,669	$28,416	$30,810
Solid object printers	1,183	1,694	4,192	4,774
SLS systems and related equipment	3,976	-	3,976	-
Materials	7,923	6,561	21,530	17,865
Other	778	800	2,213	2,550
Total products	22,440	21,724	60,327	55,999

Services:
Maintenance	8,532	6,727	22,556	19,353
Other	572	1,097	1,606	2,624
Total services	9,104	7,824	24,162	21,977
Total sales	$31,544	$29,548	$84,489	$77,976

Products:
SLA Systems and related equipment	27.2%	42.9%	33.6%	39.5%
Solid object printers	3.8%	5.7%	5.0%	6.1%
SLS systems and related equipment	12.6%	-	4.7%	-
Materials	25.1%	22.2%	25.5%	22.9%
Other	2.4%	2.7%	2.6%	3.3%
Total products	71.1%	73.5%	71.4%	71.8%

Services:
Maintenance	27.1%	22.8%	26.7%	24.8%
Other	1.8%	3.7%	1.9%	3.4%
Total services	28.9%	26.5%	28.6%	28.2%
Total sales	100.0%	100.0%	100.0%	100.0%

THREE MONTHS ENDED SEPTEMBER 28, 2001 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 29, 2000.

Sales.  Sales during the three months ended September 28, 2001 (the “third quarter of 2001”) were $31.5 million, a 6.8% increase from the $29.5 million recorded during the three months ended September 29, 2000 (the “third quarter of 2000”).  Sales for the third quarter of 2001 reflect the consolidated results of DTM as of August 20, 2001.  The DTM product line (“SLS”) contributed $7.3 million in revenue for the third quarter of 2001.

Product sales of $22.4 million were recorded for the third quarter of 2001, an increase of 3.3% compared to $21.7 million for the third quarter of 2000.  The increase in product revenue is primarily due to the consolidation of the results of DTM, with sales from the SLS product line of $5.7 million. Without the consolidation of DTM, product sales of $16.7 million would have been recorded for the third quarter of 2001, compared to $21.7 million for the third quarter of 2000.  The decrease in product sales is due primarily to the decrease in sales of  SLA systems and related equipment of $4.1 million or 32.3%.

The decrease in machine sales resulted from decreased sales of the higher-end SLA systems, especially the SLA 7000 system, primarily due to a general economic decline in higher dollar capital equipment purchases by customers.  In the third quarter of 2001, we sold a total of seven SLA 7000 systems compared to 15 in the third quarter of 2000.  Although sales of our higher-end SLA systems in the third quarter of 2001 were below the prior year, sales of our newly introduced Viper si2 SLA system exceeded expectations, with 32 units sold in the third quarter of 2001.  The Viper si2 SLA system became generally available on July 12, 2001.

Excluding the consolidation of $1.7 million in materials revenue from DTM, materials revenue of $6.2 million were recorded for the third quarter of 2001, a 5.6% decrease from the $6.6 million recorded in the third quarter of 2000.  The decrease in material revenue primarily reflects the sale of fewer large frame SLA units. We believe that the termination of  our agreements with Vantico, coupled with our acquisition of RPC, may have also impacted materials revenue.

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

Service sales during the third quarter of 2001 totaled $9.1 million, an increase of 16.4% from $7.8 million in the third quarter of 2000.  Excluding the consolidation of $1.6 million in service revenue from DTM, $7.5 million of service revenue was recorded in the third quarter of 2001, a $.3 million decrease from the $7.8 million recorded in the third quarter of 2000.  This reflects a decrease in time and materials and other service revenue, offset partially by an increase in maintenance contract revenue, due to the wider variety of maintenance contracts we are offering to our customers and enhanced selling efforts in this area.

Cost of sales.  Cost of sales increased to $18.0 million or 57.1% of sales in the third quarter of 2001 from $15.0 million or 50.6% of sales in the third quarter of 2000. Excluding the results of DTM, cost of sales decreased to $13.9 million or 57.4% of sales in the third quarter of 2001.

Product cost of sales as a percentage of product sales increased to 52.3% in the third quarter of 2001 from 42.6% in the third quarter of 2000.  DTM’s results reflected comparable percentages.  The increase as a percent of product sales in 2001 is due primarily to a shift in the sales mix from higher-end SLA systems to our smaller systems in the third quarter of 2001 as compared to the third quarter of 2000.

Service cost of sales as a percentage of service sales decreased to 69.0% in the third quarter of 2001 from 73.0% for the third quarter of 2000. DTM’s results reflected comparable percentages.  The decrease is due to a change in the mix of service sales from time and materials and other service revenues to maintenance contract revenues in the third quarter of 2001.

Selling, general and administrative expenses.  Selling, general and administrative expenses (“SG&A”), totaled $10.0 million for the third quarter of 2001 and $8.4 million for the third quarter of 2000.  The increase in SG&A expenses primarily reflects DTM expenses of $1.5 million.

Research and development expenses.  Research and development expenses during the third quarter of 2001 increased to $2.8 million compared to $1.9 million in the third quarter of 2000.  Excluding the DTM results, research and development expenses were $2.4 million for the third quarter of 2001, or 9.7% of sales compared with $1.9 million for the third quarter of 2000, or 6.5% of sales.  The increase is primarily due to lower than expected revenue levels in the third quarter of 2001. Based on our historical expenditures related to research and development and our current development goals, we anticipate, for the foreseeable future, research and development expenses will be equal to approximately 8% to 10% of sales.

Income from operations.  Operating income for the third quarter of 2001 was $0.7 million compared to $4.2 million in the third quarter of 2000.  This is attributable to decreased gross profit and increased operating expenses.

NINE MONTHS ENDED SEPTEMBER 28, 2001 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 29, 2000.

Sales.  Sales during the nine months ended September 28, 2001 (the “first nine months of 2001”) were $84.5 million, an 8.4% increase from the $78.0 million recorded during the nine months ended September 29, 2000 (the “first nine months of 2000”).  Sales for the first nine months of 2001 reflect the consolidated results of DTM as of August 20, 2001.  The SLS product line contributed $7.3 million in revenue for the first nine months of 2001.

Product sales of $60.3 million were recorded for the first nine months of 2001, an increase of 7.7% compared to $56.0 million for the first nine months of 2000. The increase in product revenue is primarily due to the consolidation of the results of DTM, with product sales from the SLS product line of $5.7 million.  Without the consolidation of DTM, product sales of $54.6 million would have been recorded in the first nine months of 2001, compared to $56.0 million for the first nine months of 2000.  The decrease in product sales is due primarily to the decrease in sales of SLA systems and related equipment of $2.4 million or 7.8%.

The decrease in machine sales resulted from decreased sales of the higher-end SLA systems, especially the SLA 7000 system, primarily due to a general economic decline in higher dollar capital equipment purchases by customers.  In the first nine months of 2001, we sold a total of 30 SLA 7000 systems compared to 34 in the first nine months of 2000.  Although sales of our higher-end SLA systems in the first nine months of 2001 were below the prior year, sales of our newly introduced Viper si2 SLA system exceeded expectations, with 47 units sold in the first nine months of 2001.  The Viper si2 SLA system became generally available on July 12, 2001.

Materials revenue increased to $21.5 million in the first nine months of 2001, from $17.9 million in the first nine months of 2000.  The increase is due to the consolidation of $1.7 million in materials revenue from DTM, coupled with an increase in the installed base of machines and a stronger sales and marketing emphasis on recurring revenue related to the sale of materials derived from post-installation sales.

Service sales during the first nine months of 2001 totaled $24.2 million, an increase of 9.9% from the $22.0 million recorded in the first nine months of 2000. Excluding the consolidation of $1.6 million in service revenue from DTM, $22.6 million of service revenue was recorded in the first nine months of 2001, an increase of 2.7% from the prior year. The increase in service revenue primarily reflects an increase in revenue from maintenance contracts. We expect that our continued emphasis on providing a multitude of maintenance contract options to our customers will result in increased service revenue for the remainder of 2001.

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

Cost of sales.  Cost of sales increased to $46.9 million or 55.5% of sales in the first nine months of 2001 from $40.4 million or 51.8% of sales in the first nine months of 2000.  Without the consolidation of DTM, cost of sales increased to $42.7 million, or 55.4% of sales.

Product cost of sales as a percentage of product sales increased to 48.6% for the first nine months of 2001 compared to 43.6% for the first nine months of 2000. DTM’s results reflected comparable percentages.  The increase as a percent of product sales is due primarily to a shift in the sales mix from higher-end SLA systems to our smaller systems in the first nine months of 2001 as compared to the first nine months of 2000.

Service cost of sales as a percentage of service sales decreased slightly to 72.5% in the first nine months of 2001 from 72.8% for the first nine months of 2000. DTM’s results reflected comparable percentages. The decrease is due to a change in the mix of service sales from time and materials and other service revenues to maintenance contract revenues in the third quarter of 2001.

Selling, general and administrative expenses.  Selling, general and administrative expenses (“SG&A”) totaled $28.0 million for the first nine months of 2001 and $23.0 million for the first nine months of 2000.  The increase is largely attributable to the results of DTM and an overall increase in personnel expenses and other costs as we continued to build infrastructure to support anticipated revenue growth.

Research and development expenses.  Research and development expenses during the first nine months of 2001 increased to $7.6 million compared to $5.9 million in the first nine months of 2000.  Excluding the results of DTM, research and development expenses were $7.2 million for the first nine months of 2001, or 9.3% of sales compared with $5.9 million for the first nine months of 2000, or 7.6% of sales.  This increase is primarily due to a higher growth in research and development spending relative to our revenue level than the prior year.  Based on our historical expenditures related to research and development and our current development goals, we anticipate, for the foreseeable future, research and development expenses will be equal to approximately 8% to 10% of sales.

Income from operations.  Operating income for the first nine months of 2001 was $2.0 million or 2.4% of revenue compared to $8.7 million or 11.1% of revenue in the first nine months of 2000.  Although gross profit increased slightly for the first nine months of 2001, operating expenses were higher than the first nine months of 2000, resulting in decreased operating income.

LIQUIDITY AND CAPITAL RESOURCES

	(in thousands)
	September 28, 2001	December 31, 2000
Cash and cash equivalents	$8,528	$18,999
Working capital	16,263	44,549

	Nine months ended
	(in thousands)
	September 28, 2001	September 29, 2000
Cash provided by (used for) operating activities	$556	$(1,196)
Cash used for investing activities	(56,216)	(2,363)
Cash provided by financing activities	45,373	3,378

Cash provided by operating activities in the first nine months of 2001 of $0.6 million primarily results from depreciation and amortization of $4.3 million, a decrease in lease receivables of $3.7 million, a decrease in accrued liabilities of $1.5 million, net income of $1.3 million and a decrease in prepaid expenses and other assets of $1.0 million. This is primarily offset by an increase in accounts receivable of $4.4 million, an increase in inventory of $3.5 million, a decrease in other liabilities of $1.7 million, and an increase in other assets of $1.6.

The use of cash for operating activities in the first nine months of 2000 of $1.2 million primarily results from an increase in inventory related to finished goods of $6.6 million, an increase in accounts receivable of $5.3 million, an increase in prepaid expenses of $1.5 million, a decrease in accounts payable of $1.0 million, an increase in lease receivables of $1.2 million, and the net effect of changes in various other current asset and current liability accounts. This is partially offset by net income of $5.8 million, non-cash depreciation and amortization charges of $4.9 million, an increase in deferred revenues of $3.1 million and the decrease in deferred income taxes of $2.4 million.

Net cash used for investing activities during the first nine months of 2001 of $56.2 million primarily relates to the investment in DTM of $48.6 million, additions to property and equipment of $3.7 million, the investment in RPC of $2.1 million, the investment in OptoForm SARL of $1.3 million and additions to licenses and patents and software development costs of $0.5 million.  Net cash used for investing activities during the first nine months of 2000 was $2.4 million, and was primarily the result of additions to property and equipment and additions to licenses and patents.

Net cash provided by financing activities during the first nine months of 2001 totaled $45.4 and was primarily the result of net borrowings of $35.0 million, and the exercise of stock options and issuance of stock of $10.3 million.  Net cash provided by financing activities during the first nine months of 2000 totaled $3.4 million and was primarily the result of the exercise of stock options.

On August 8, 2000, 3D Systems, Inc., a subsidiary of 3D Systems Corporation, entered into a Revolving Line of Credit agreement (“Line of Credit”) which allows 3D Systems, Inc. to borrow up to $10.0 million subject to limits based on a percentage of eligible (as defined) accounts receivable and inventories held by 3D Systems, Inc.  The interest on borrowings under the Line of Credit is at variable rates which float with the Chase Manhattan Bank Prime Rate (“Chase Bank Rate”) or the London Interbank Offered Rates ("LIBOR"), plus an applicable margin based on 3D Systems, Inc.’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) and ranges from 1.75% to 2.5% for LIBOR and 0% to .5% for the Chase Bank Rate.

On August 17, 2001 we replaced this Line of Credit with a new agreement through U.S. Bank totaling $41.5 million, in order to finance the acquisition of DTM.  The new financing arrangement consists of a $26.5 million three-year revolving credit facility and a $15 million 66-month commercial term loan. At September 28, 2001, a total of $20.2 million was outstanding under the revolving credit facility and $15.0 million was outstanding under the term loan. The interest rate at September 28, 2001 for the revolving credit facility and term loan were 6.2% and 7.0%, respectively. The interest rate applicable to both credit facilities will be either:  (1) the prime rate plus a margin ranging from 0.25% to 1.0% , or (2) the 90 day reserved adjusted LIBOR, plus a margin ranging from 2.0% to 2.75%.  The margin for each rate will vary depending upon our interest-bearing debt to EBITDA.  Pursuant to the terms of the agreement, U.S. Bank has received a first priority security interest in our accounts receivable, inventory, equipment and general intangibles.

In conjunction with the acquisitions of OptoForm and RPC, we recorded notes payable of $1.2 million and $2.0 million, respectively.  Both notes are due in February 2002.

We believe that existing cash and cash equivalents and funds available under the current credit facilities will be sufficient to satisfy our anticipated working capital requirements for at least the next 12 months.  From time to time, we consider the acquisition of other businesses, products or technologies complementary to our current business, although we have no current commitments or agreements with respect to any such transactions.  If we decide to pursue such a transaction, we may need to borrow additional funds.

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

Certain Risks Associated With Our Merger With DTM.

We, as successor to DTM, currently are involved in intellectual property litigation, the outcome of which could materially and adversely affect us.

We face direct competition for selective laser sintering equipment and materials outside the United States from EOS GmbH of Planegg, Germany.  DTM has been involved for a number of years in significant litigation with EOS in France, Germany, Italy and Japan with regard to its proprietary rights to selective laser sintering technology.  We are pursuing an action previously filed by DTM for injunctive relief against EOS where applicable.  Recently, EOS brought a patent infringement suit against DTM in a U.S. court.

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

EOS and 3D Systems vs. DTM

In December 2000, EOS filed a patent infringement suit against DTM in federal court in California.  EOS alleges that DTM has infringed and continues to infringe certain U.S. patents that we license to EOS.  EOS has estimated its damages to be approximately $27 million for the period from the fourth quarter of 1997 through 2002.  In April  2001, consistent with an order issued by the federal court in this matter, we were added as a plaintiff to the lawsuit. These proceedings are in the pre-discovery stage.  EOS has also threatened us with a breach of contract claim if, following our acquisition of DTM, we compete with EOS in the laser sintering field.  We were substituted on October 17, 2001 as a defendant in this action because DTM’s corporate existence terminated when it merged into 3D Systems, Inc. on August 31, 2001.

We cannot assure you that we will successfully defend against the claims of past infringement of the patents that are the subject of the dispute with EOS or a breach of contract claim, if asserted.  Our inability to resolve the claims of patent infringement or to prevail in any related litigation could result in a finding of infringement of our licensed patents that are the subject of the litigation.  Additionally, one EOS patent is asserted which, if found valid and infringed, could preclude the continued development and sale of certain of our laser sintering products that incorporate the intellectual property that is the subject of the patents.  In addition, we may become obligated to pay substantial monetary damages for past infringement.  Regardless of the outcome of these actions, DTM incurred, and following the merger, we will continue to incur, significant related expenses and costs that could have a material adverse effect on our business and operations.  Furthermore, these actions could involve a substantial diversion of the time of some members of management.  The failure to preserve our laser sintering intellectual property rights and the costs associated with these actions and any potential breach of contract claim could have a material adverse effect on our results of operations, liquidity and financial condition and could cause significant fluctuations in operating results from quarter to quarter.

We may not achieve the synergies we expect from the acquisition or maintain DTM’s customers.

We expect the combination to result in synergies and operating efficiencies, including reduced overhead costs as a percentage of combined revenue, expanded operations and enhanced purchasing leverage.  We may not achieve these benefits and whether we ultimately realize these benefits will depend on a number of factors, many of which are beyond our control. In addition, we cannot assure you that our current and potential customers and those of DTM will continue to do business with us.  If we are not able to obtain these synergies, or maintain DTM’s customer base, our financial condition and results of operations will be materially adversely affected.

Certain Risks Associated With Our Business

Terrorism and the uncertainty of war may have a material adverse effect on our operating results.

Terrorist attacks, such as the attacks that occurred in New York and Washington, D.C. on September 11, 2001, the response by the United States initiated on October 7, 2001and other acts of violence or war may affect the market on which our common stock trades, the markets in which we operate and our operations and profitability.  Further terrorist attacks against the United States or United States businesses may occur.  The potential near-term and long-term effect these attacks may have for our customers, the market for our common stock, the markets for our services and the U.S. economy are uncertain.  The consequences of any terrorist attacks, or any armed conflicts that may result, are unpredictable, and we may not be able to foresee events that could have an adverse effect on our markets, or our business.

If we are unable to timely and cost effectively develop resins adequate for use with our products, we may lose customers and market share and our revenue and profitability may decline.

On August 17, 2001, we received a six-month notice of termination of our Distribution Agreement with Vantico, Inc., effective February 17, 2001. On August 19, 2001 we sent to Vantico a notice of termination of our Research and Development Agreement with Vantico. Under these agreements, we jointly develop liquid photopolymers, photopolymerizable monomers and photoinitiators with Vantico and are exclusive worldwide distributor (except in Japan) of liquid photopolymers manufactured by Vantico for use in stereolithography.  For the nine months ended September 28, 2001 and the year ended December 31, 2001, sales of our liquid photopolymers accounted for 18.3% and 18.7%, respectively, of our total revenues.  On September 19, 2001 we acquired RPC, an independent supplier of stereolithography resins.  If we are unable to timely and cost-effectively develop adequate enhancements to the existing RPC product line and produce sufficient quantities of RPC and other materials that meet the needs of our customers or otherwise develop or obtain materials adequate for use with our products that are commercially accepted, we may lose customers and market share, our revenues may decline and our results of operations may be adversely affected.

The mix of products we sell effects our overall profit margins

We continuously expand our product offerings and work to increase the number of geographic markets in which we operate and the distribution channels we use in order to reach our various target markets and customers.  This variety of products, markets and channels results in a range of gross margins and operating income which can cause substantial quarterly fluctuations depending on the mix of product shipments quarter to quarter.  Wemay experience significant quarterly fluctuations in gross margins or net income due to the impact of the mix of products, channels, or geographic markets utilized from period to period.  Also, the changing mix of products sold over time may result in lower average gross margins and returns.

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

Many factors, some of which are beyond our control, may cause these fluctuations in operating results.  These factors include:

•      Acceptance and reliability of new products in the market,

•      Size and timing of product shipments,

•      Currency and economic fluctuations in foreign markets and other factors affecting international sales,

•      Price competition

•      Delays in the introduction of new products

•      General worldwide economic conditions

•      Changes in the mix of products and services sold, and

•      Impact of changing technologies.

In addition, certain of our components require an order lead time of three months or longer.  Other components that currently are readily available may become more difficult to obtain in the future.  We may experience delays in the receipt of certain key components.  To meet forecasted production levels, we may be required to commit to long lead time items prior to receiving orders for our products.  If our forecasts exceed actual orders, we may hold large inventories of slow moving or unusable parts, which could have an adverse effect on our cash flows, profitability and results of operations.

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

There are several potential suppliers of the material components, parts and subassemblies for our products.  However, we currently use only one or a limited number of suppliers for several of the critical components, parts and subassemblies, including our lasers, materials and certain ink jet components.  Our reliance on a limited number of vendors involves many risks including:

•      Shortages of certain key components,

•      Product performance shortfalls, and

•      Reduced control over delivery schedules, manufacturing capabilities, quality and costs.

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

•      Retain key technology employees.

Also, our competitors may develop new technologies or materials that render our existing products and services obsolete.  We believe that our future success will depend on our ability to deliver products that meet changing technology and customer needs.  We expect that the merger with DTM and the acquisitions of RPC and OptoForm SARL will allow us to expand our product offering and increase capabilities to expand into the rapid manufacturing, rapid tooling and niche customization market segments.  We cannot assure you however that we will successfully develop the OptoForm technology or if developed, that it will lead to commercially viable products.  In addition, we cannot assure you that the acquisition of DTM or RPC will enable us to further expand into the rapid manufacturing, rapid tooling and niche customization market segments.

Our new products may require refinement following introduction and may not be commercially accepted.

During 2000, we introduced several new products to the market, primarily software and materials.  In addition, in July 2001 our newest SLA and SLS systems were introduced.  Although these products undergo thorough quality assurance testing, we have encountered problems in connection with prior new product introductions, and we cannot assure you that we will be able to fix any new problems that arise in a timely manner, or at all.  Also, we cannot assure you that any new products we develop will be commercially accepted.  If there are many problems with our new products, or if the marketplace does not accept these products, our revenues and profitability may decline and we may lose market value.

The loss of members of the management team provided by Regent Pacific Management Corporation for our executive management may disrupt our business.

We depend on the management and leadership of a team provided to us by Regent Pacific Management Corporation.  The loss of any member of this team could materially adversely affect our business.  The management services provided under our agreement with Regent Pacific include the services of Brian K. Service as President and Chief Executive Officer, and three other Regent Pacific personnel as part of our management team.  Our agreement with Regent Pacific expires on September 9, 2002. The agreement also provides for the availability of up to two additional executives to provide management services on an as needed basis.  If the agreement with Regent Pacific were canceled or not renewed, the loss of the Regent Pacific personnel could have a material adverse effect on our operations, especially during any transition phase to new management.  Similarly, if any adverse change in our relationship with Regent Pacific occurs, it could hinder management’s ability to direct our business and materially and adversely affect our results of operations and financial condition.

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

•      Fluctuations in currency exchange rates,

•      Seasonal reductions in business activity in certain parts of the world, particularly during the summer months in Europe,

•      Reduced protection for intellectual property rights in some countries,

•      Difficulties in staffing and managing foreign operations,

•      Taxation, and

•      Other factors, depending on the country in which an opportunity arises.

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

We have incurred and may continue to incur substantial expense protecting our patents and proprietary rights, which we believe are critical to our success.

We regard our copyrights, service marks, trademarks, trade secrets, patents and similar intellectual property as critical to our success. Third parties may infringe or misappropriate our proprietary rights, and we intend to pursue enforcement and defense of our patents and other proprietary rights.  We have incurred, and may continue to incur, significant expenses in preserving our proprietary rights and these costs could have a material adverse effect on our results of operations, liquidity and financial condition and could cause significant fluctuations in results from quarter to quarter.

As of December 31, 2000, we held 232 patents, which include 114 in the United States, 64 in Europe, 12 in Japan, and 42 in other foreign jurisdictions.  At that date, we had 36 pending patent applications with the United States, 51 in the Pacific Rim, 29 in Europe, 6 in Canada and 1 in Latin America.   As we discover new developments and components to the technology, we intend to apply for additional patents.  Effective trademark, service mark, copyright, patent and trade secret protection may not be available in every country in which our products and services are made available.  We cannot assure you that the pending patent applications will be granted or that we have taken adequate steps to protect our proprietary rights, especially in countries where the laws may not protect our rights as fully as in the United States.  We are currently pursuing several patent infringement actions.  In addition, our competitors may independently develop or initiate technologies that are substantially similar or superior to ours.  We cannot be certain that we will be able to maintain a meaningful technological advantage over our competitors.

The significant competition we face could cause us to reduce prices or lose market share.

To compete effectively, we may be required to reduce prices for our products, increase our operating costs, or take other measures that could adversely impact our business. We compete for customers with a wide variety of producers of models, prototypes and other three dimensional objects, ranging from traditional model makers and subtractive-type producers, such as CNC machine makers, to a wide variety of additive solid imaging systems manufacturers as well as service bureaus that provide any or all of these types of technology.   Consequently, we are subject to the effects of technological change, innovation, and new product introductions.  Some of our existing and potential competitors are researching, designing, developing and marketing other types of equipment, materials and services.  Some of these competitors have financial, marketing, manufacturing, distribution and other resources substantially greater than ours.  In many cases, the existence of these competitors extends the purchase decision time as customers investigate the alternative products and solutions.  Also, these competitors have marketed these products successfully to our existing and potential customers.

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

Historically, our stock price has been volatile.  The prices of the common stock have ranged from $11.95 to $16.70 during the three months ended September 28, 2001.

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

The Board of Directors is authorized to issue up to five million shares of preferred stock.  The Board also is authorized to determine the price, rights, preferences and privileges of those shares without any further vote or action by the stockholders.  The rights of the holders of any preferred stock may adversely affect the rights of holders of common stock.  Our ability to issue preferred stock gives us flexibility concerning possible acquisitions and financing, but it could make it more difficult for a third party to acquire a majority of our outstanding voting stock.  In addition, any preferred stock to be issued may have other rights, including economic rights, senior to the common stock, which could have a material adverse effect on the market value of the common stock. In addition, provisions of our Certificate of Incorporation and Bylaws could have the effect of discouraging potential takeover attempts or making it more difficult for stockholders to change management.

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

Foreign Currency Risk.   International revenues accounted for 53.8% of our total revenue in the third quarter of 2001.  International sales are made primarily from our foreign sales subsidiaries in their respective countries and are denominated in United States dollars or the local currency of each country.  These subsidiaries also incur most of their expenses in the local currency.  Accordingly, all foreign subsidiaries use the local currency as their functional currency.

Our international business is subject to risks typical of an international business, including, but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility.  Accordingly, our future results could be materially adversely impacted by changes in these or other factors.

Our exposure to foreign exchange rate fluctuations arises in part from inter-company accounts in which costs incurred in the United States are charged to our foreign sales subsidiaries.   These inter-company accounts are typically denominated in United States dollars.  We are also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into United States dollars in consolidation.  As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability.  The realized effect of foreign exchange rate fluctuation in the third quarter of 2001 resulted in a $32,000 gain.

As of September 28, 2001, we had investments in foreign operations that are sensitive to foreign currency exchange rates, including non-functional currency denominated receivables and payables.  The net amount that is exposed in foreign currency when subjected to a 10% change in the value of the functional currency versus the non-functional currency produces an immaterial change in our balance sheet as of September 28, 2001.

PART II – OTHER INFORMATION

ITEM 1.          Litigation Proceedings

3D Systems, Inc. has been a party to an agreement with Vantico, Inc. (the “Photopolymer Research Agreement”), dated August 15, 1990, as amended. On August 17, 2001, we received a six-month notice of termination of our Distribution Agreement with Vantico, Inc., effective February 17, 2002. On August 19, 2001 we sent to Vantico a notice of termination of our Research and Development Agreement with Vantico. Under these agreements, we jointly develop liquid photopolymers, photopolymerizable monomers and photoinitiators with Vantico and are exclusive worldwide distributor (except in Japan) of liquid photopolymers manufactured by Vantico for use in stereolithography. For the nine months ended September 28, 2001 and the year ended December 31, 2001, sales of our liquid photopolymers accounted for 18.3% and 18.7%, respectively, of our total revenues.

Simultaneously with the Photopolymer Research Agreement, we entered into a Photopolymer Distribution Agreement with Vantico, dated as of July 1, 1990, as amended, pursuant to which we have been the exclusive worldwide distributor (except in Japan) of liquid photopolymers manufactured by Vantico for use in stereolithography.  At our request, an affiliate of Vantico currently sells these photopolymers in Japan to one of our Japanese distributors. This Photopolymer Distribution Agreement will terminate in February 2002.

The parties to the Photopolymer Research Agreement dispute the continuing obligations of the parties following the termination of the agreement.  The parties have submitted the matter to binding arbitration with the International Chamber of Commerce.  We have requested an injunction preventing Vantico from appropriating, to its use, our confidential information.

On November 6, 2001, Vantico filed with the arbitration panel a request for an interim award.  In its request Vantico has requested an injunction enjoining us from sharing Vantico’s confidential information with RPC and from recommending to customers the purchase of RPC resins.  Vantico has requested a hearing on November 27, 2001, to consider the interim award request.  The panel has set aside eight days in January for a full hearing on the matter.

(b)   EOS GmbH Electro Optical Systems (“EOS”) and 3D Systems v. DTM  In December 2000, EOS GmbH Electro Optical Systems (“EOS”) filed a patent infringement suit against DTM in federal court in California. EOS alleges that DTM has infringed and continues to infringe certain U.S. patents we license to EOS.  EOS has estimated its damages to be approximately $27 million for the period from the fourth quarter of 1997 through 2002.  In April  2001, consistent with an order issued by the federal court in this matter, we were made a plaintiff to the lawsuit.  In October, following the acquisition of DTM, we were realigned as a defendant. This proceeding is in the motion and discovery stage.  EOS has also threatened a breach of contract claim since we compete with EOS in the laser sintering field.  EOS filed a motion for a preliminary injunction to stop the our sale of SLS equipment, but voluntarily withdrew the motion in response to our opposition papers prior to a court hearing.  A trial date of July 8, 2003 has been set by the court.

(c)   We are engaged in certain additional legal actions arising in the ordinary course of business.  On the advice of legal counsel, we believe we have adequate legal defenses and that the ultimate outcome of these actions will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 6.          Exhibits and Reports on Form 8-K

(b)   Reports on Form 8-K

Current Report on Form 8-K, Items 2 and 7, filed on September 4, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ E. James Selzer
E. James Selzer	Date: November 13, 2001
Chief Financial Officer and VP, Finance
(Principal Financial Officer and Principal
Accounting Officer)

(Duly authorized to sign on behalf of Registrant)