Form 10-K
period 2001-12-31
3 D SYSTEMS CORP
filed 2002-03-27
CIK 910638

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number  0-22250

3D SYSTEMS CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	95-4431352
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

26081 Avenue Hall Valencia, California 91355
(Address of principal executive offices and zip code)

(661) 295-5600
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value

Preferred Stock Purchase Rights

Indicate by check mark whether the Registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any Amendment to this Form 10-K.  ☐

At February 28, 2002, there were outstanding 13,356,660 shares of the Common Stock of Registrant, and the aggregate market value of the shares held on that date by non-affiliates of Registrant, based on the closing price ($12.25 per share) of the Registrant’s Common Stock on the Nasdaq National Market on that date, was $83,359,743.  For purposes of this computation, it has been assumed that the shares beneficially held by directors and officers of Registrant were “held by affiliates;” this assumption is not to be deemed to be an admission by these persons that they are affiliates of Registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant’s Proxy Statement with respect to its 2002 Annual Meeting of Stockholders, currently scheduled on May 14, 2002, are incorporated by reference into Part III of this Report.

Exhibit index is located on page 33.

3D SYSTEMS CORPORATION

Annual Report on Form 10-K for the
Year Ended December 31, 2001

PART I

Forward-Looking Statements

This Annual Report on Form 10-K, including “Cautionary Statements and Risk Factors” set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results and the results of our consolidated subsidiaries to differ materially from those expressed or implied by these forward-looking statements.  All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statement concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing.  The risks, uncertainties and assumptions referred to above include the difficulty of keeping expense growth at modest levels while increasing revenues and other risks that are described from time to time in our Securities and Exchange Commission reports, including but not limited to the items discussed in “Cautionary Statements and Risk Factors” set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 in this report.  We assume no obligation and do not intend to update these forward-looking statements.

Item 1.  Business

General

We design, manufacture, market and support, on an international basis, solid imaging systems and related materials.  Solid imaging systems are designed to rapidly produce 3-dimensional physical objects from digital data using computer aided design and manufacturing, or CAD/CAM, software utilities and related computer applications.  We offer to customers solutions that meet their challenges to decrease the time it takes to design and produce their products.  Our customer solutions include the following:

•              Streamlining part making, prototyping and manufacturing processes

•              Verifying product designs

•              Creating functional parts

•              Generating production-quality samples or final parts

•              Direct manufacturing of end-use parts

•              Creating tooling used to manufacture 50 to 10,000, or more end-use parts.

Our hardware products include SLA® systems, SLS® systems and ThermoJet® solid object printers.  We produce, market and distribute consumable materials used in these systems.  Our growing installed base of systems requires an ongoing supply of materials as well as service support.  ThermoJet printers use proprietary materials developed, manufactured and sold exclusively by us.  Our subsidiary, RPC, develops and produces liquid photopolymer materials for our SLA systems.  Beginning April 22, 2002 we will sell our new Accura™ line of materials, including the RPC photopolymer materials for our SLA systems.

SLA systems use our proprietary stereolithography, or SL, technology, a solid imaging process that uses a laser beam to expose and solidify successive layers of a photosensitive liquid until the desired object is formed to precise specifications in epoxy or acrylic resin.  SL-produced parts can be used for concept models, engineering prototypes, patterns and masters for molds, consumable tooling or short-run manufacturing of final product, among other applications.  SL technology can provide users with significant product development time-savings, cost reductions and improved quality, compared to traditional modeling, tooling and pattern-making techniques.  In addition, with appropriate material functionality, SL technology can produce durable parts that can be used for rapid manufacturing.

SLS systems are based on proprietary selective laser sintering, or LS, technology initially developed and patented by The University of Texas. The LS technology was further refined and patented by DTM Corporation. We acquired DTM on August 24, 2001 and now own these patents.  We have an exclusive worldwide license from The University of Texas to practice LS under selected basic laser sintering patents owned by the University.  This technology uses laser energy to melt and fuse, or sinter, powdered material to create a solid object. SLS systems are used to produce functional models for use in product development and design, and are increasingly used for the direct manufacture of small lot quantities of plastic or metal parts for use as final products by end-users in both the consumer and industrial markets.  Use of our SLS systems can significantly reduce the time required for production from what otherwise could be months or weeks to days or, in some cases, hours.

ThermoJet solid object printers, which are about the size of office copiers, employ hot-melt ink jet technology to build 3-dimensional models in successive layers using our proprietary thermoplastic materials.  Designers, engineers, and other users of CAD/CAM utilities can incorporate our printers into office networks as a shared resource, to rapidly produce models of products under development for design concept communication and validation.  In addition, objects produced by our 3D printers can be used as patterns and molds and, when combined with other secondary processes, such as investment casting, can produce parts with representative end-use properties.

We provide, either directly or through our network of authorized distributors, a variety of processing materials and on-site maintenance services for all of our solid imaging products.  Our customers include major corporations throughout the world in a broad range of industries including manufacturers of automotive, aerospace, computer, electronic, consumer, telecommunication, appliance, footwear, toy, power tool and medical products.  We also sell to independent service bureaus that, for a fee, provide solid imaging services to their customers, and to government agencies and universities.

As of December 31, 2001, we held 301 patents related to solid imaging:  143 in the United States, 101 in Europe, 13 in Japan, and 44 in other foreign countries.  We continue to develop new products and processes to expand the applications of solid imaging, and to develop improvements to our existing product lines.

Corporate Structure

We are a Delaware corporation, and are the sole shareholder of 3D Canada Company, a Nova Scotia unlimited liability company, which we refer to as 3D Canada, and RPC, Ltd., a Swiss corporation.  We jointly own 3D Holdings, LLC with 3D Canada.  3D Holdings, LLC is the sole shareholder of 3D Systems, Inc., a California corporation, which we refer to as 3D Inc.  3D Inc directly, and through its direct and indirect subsidiaries, conducts substantially all of our business.  3D Inc’s direct subsidiaries include 3D Systems Europe Ltd., a United Kingdom company that we refer to as 3D Europe, which serves as the headquarters for the Company’s European operations.

Unless otherwise indicated, all references in this document to “the Company,” “we,” or “us” include 3D Systems Corporation, 3-D Systems Inc., its British Columbia predecessor, called 3-D Canada, 3D Canada and its predecessor, 3D Systems (Canada), Inc., RPC, Ltd. and 3D Inc and its subsidiaries.

Products and Services

Following is a description of our products and their current uses.  Each product can be used as a stand-alone resource and, as we work to improve process, material functionality, build-to-build and machine-to-machine uniformity, we anticipate increasing sales of multiple types of solid imaging equipment into single location for Advanced Digital ManufacturingSM applications, which we refer to as ADM. ADM is expected to become a key enabling technology for the customization of design and manufacturing using additive fabrication techniques, also called mass customization.  ADM will allow designers to reduce part count in the design process and to add custom features and complexity to designs not currently feasible with today’s manufacturing techniques thus reducing part costs and assembly time.  By using multiple technologies from 3D Systems, existing designs can be manufactured without the costs and lead-time associated with hard tooling, and more complex designs will become easier to manufacture.

SLA Systems and Related Equipment.  As of December 31, 2001, our SLA® product line includes four models:  the Viper si2™ SLA system, the SLA 3500, the SLA 5000 and the SLA 7000 systems.  These models vary in their capabilities including the resolution and accuracy of part building, the maximum size of objects that can be produced, object building speed, and system price.

SLA systems produce highly detailed 3-dimensional parts with fine surface quality.  The parts are created through the use of an ultraviolet laser to convert liquid photosensitive polymers into solid cross-sections, layer by layer, until the desired objects are complete.  SLA systems are capable of making multiple objects at the same time; however, each SLA system is limited in the size of the objects that it can make during a single build session.  Therefore, an SLA system can make only scale models of very large objects or, alternatively, full-scale portions of large objects, which are then joined together.  The Viper si2 system, for example, can create a model, section of a model or other object with maximum size of 10 inches x 10 inches x 10 inches (250 mm x 250 mm x 250 mm).  On the other hand, the maximum size model, section or other object that can be created using the SLA 7000 system is 20 inches x 20 inches x 24 inches (500 mm x 500 mm x 600 mm).

SLA systems are installed in many of the largest manufacturing organizations in the world and are used in a wide variety of applications, varying from short production runs of end-use products, to producing automobile prototype parts, to creating new designs for testing in consumer focus groups.  SLA systems are generally designed to build communication models to enable users to share ideas and evaluate concepts; perform form, fit and function testing on working models; build master patterns for investment casting; or quickly produce parts for direct use in working models.  In addition, our products have been customized to produce thousands of tools and end-use parts in ADM applications, including certain dental applications.

We also market PCA™ equipment, ultraviolet curing devices used in conjunction with SLA systems, which provide uniform long wave ultraviolet illumination.  Upon completion of a typical object by an SLA system, a small amount of the resin remains uncured.  Full curing, or hardening, requires an additional one to two hours of exposure to ultraviolet illumination, which can be accomplished most effectively through the use of our PCA devices.  Approximately two-thirds of all SLA systems sold have been purchased with a PCA device.  (Purchasers of multiple SLA units do not need a PCA device for each unit.)

SLS Systems and Related Equipment.  SLS systems are primarily used to produce functional parts for use in product development and design.  Objects produced by SLS systems are more durable and flexible, in the case of plastic parts, than those produced by SLA systems, but lack the fine detail and surface finish of an SL part.  Functional models and prototypes are produced directly from powdered sintering materials, generally, either plastic or metal.  SLS systems are also used to produce metal inserts for tooling and limited quantities of direct metal parts for custom applications, as well as to produce models and prototypes for testing actual product fit and form and ergonomic design and functionality.  SLS systems are capable of making multiple objects at the same time; however, each is limited in the size of the objects that it can make during a single build session.

SLS systems are increasingly used for the direct manufacture of small lot quantities of plastic or metal parts for use as final products by end-users in both the consumer and industrial markets.  Metal part production requires processing with an additional furnace step.  SLS systems are used to create tools, molds or patterns that are an intermediate step in most manufacturing processes employed to manufacture low-volume/high-value end-use parts.  The systems’ pattern production capability offer foundries the ability to automate the pattern-making step of traditional investment casting processes to manufacture metal parts.  Parts cast from patterns produced with an SLS system are used in final product assemblies.  Foundries also use our SLS systems to automate and accelerate the manufacture of sand molds and cores, which are used for sand casting of metal parts, primarily for use in automotive and heavy equipment applications.

ThermoJet Solid Object Printers.  The ThermoJet printer is a network-ready system, about the size of an office copier, that uses a hot-melt ink jet technology to print models by accumulating material in successive layers using proprietary thermoplastic solid imaging materials, or SIM, and a print head with hundreds of jets oriented in a linear array.  The print head scans back and forth, similar to desktop ink jet printers, depositing layer upon layer of material to form the physical model.  The printers offer a part-building capacity of 10 inches x 7.8 inches x 8 inches (250 mm x 195 mm x 200 mm).

The ThermoJet printer creates concept models used for design reviews, form and fit checking, styling, ergonomics evaluation and CAD-model verification.  Both technical and non-technical people more easily understand these communication tools than complex two-dimensional presentation drawings.  Because SIM is substantially similar to investment casting waxes, ThermoJet printer models can be readily used in the foundry environment for the production of investment casting patterns.

Materials.  We develop and manufacture the materials used by the ThermoJet printer, and we have jointly developed materials for SLA systems with Vantico.  Under our distribution contract with Vantico, which will expire on April 22, 2002, we have been the exclusive worldwide distributor of Vantico photosensitive liquid resins for stereolithography.  In September 2001 we acquired RPC, a Swiss developer and manufacturer of stereolithography materials that provides 16 resins to SL customers.  Upon termination of the Vantico distribution contract, we will be free to sell these resins, under our Accura brand, to our worldwide (except Japan) SLA system customer base.  Throughout the term of the Vantico distribution contract, most of our customers purchased materials from us at the time of initial purchase of equipment.  We also have sold materials necessary for ongoing operation of the machines.  We anticipate that we will continue to provide initial vat fills and refills of our new Accura SL materials to our customers after the termination of the Vantico contract; however, we do not know whether, or to what extent, customer’s will accept the Accura materials.

Our range of powdered materials for use in our SLS systems addresses a growing list of customer needs, many of which can be used in multiple applications.  All of the sintering materials we currently sell can be used in all models of our SLS systems.  We believe our LS process, in combination with the DuraForm™ material system is currently the world’s leading solid imaging technology used for functional plastic and nylon prototype applications.  LaserForm™ ST 100 material, our third-generation metal powder system is used for creation of prototype tooling and to make metal functional parts.

Software.  We develop part preparation software for personal computers and engineering workstations that is designed to enhance the interface between digital data and our solid imaging products.  Digital data, such as solid CAD/CAM, is converted within the software utility; then, depending on the specific software package, the object can be viewed, rotated, scaled, and model structures added.  The software then generates the information that will be used by the SLS system, SLA system or ThermoJet printer for creation of the solid images.  In addition, we work with outside companies, where appropriate, to develop software for our systems.  For example, we have recently entered into a development agreement with Raindrop Geomagic for custom manufacturing opportunities.

QuickCast™ Technology.  Our QuickCast build style consists of a special process for making precision investment casting patterns using SL technology.  The QuickCast process uses our SLA systems to produce foundry-useable mold patterns suitable for limited-run investment casting.  While not cost-competitive for high-capacity manufacturing, the ability to rapidly produce prototypes and short–run production quantities of fully functional complex metal parts, in a wide variety of metals, is a major technological advantage of SL.  All of the SLA systems we sell include the software capability to use the QuickCast process.

Maintenance.  All of the SLS and SLA systems we sell include on-site hardware and software maintenance service, during a warranty period (typically one year) at no additional charge.  All ThermoJet printers include at least a 90-day warranty period at no additional charge.  After the warranty period, we offer customers optional maintenance contracts, which are available on a monthly and annual basis.  Approximately three-quarters of the services we provide are for post-warranty maintenance contracts.  Although purchasers are not required to enter into maintenance contracts with us, a majority of our United States, Asia Pacific and European SLA and SLS system customers are parties to these contracts, and many others obtain our maintenance services on a time and materials basis.  Our overseas distributors offer maintenance contracts to customers acquiring systems from them. As of December 31, 2001, we had a staff of 134 full-time employees who provide on-site remedial and preventive maintenance services necessary to maintain the equipment in good operating condition.  To date, warranty expenses and product returns have not been significant.

Technology Centers.  We provide services from our Technology Centers at our Valencia, California headquarters, at our European headquarters near London, England, at our Austin, Texas facility and at our office located near Frankfurt, Germany.  The Technology Centers produce models, prototypes, mold patterns and other parts for customers at prices that vary based on the nature of the services requested.  The Technology Centers also focus their efforts on the development of new applications and techniques and customer benchmarking, and also enable us to keep abreast of developments and serve as a means to introduce prospective buyers to our technology

3D Keltool® Process.  We license the 3D Keltool process, which uses master patterns to produce steel tool core and cavity inserts for use in plastic injection molding machines.

Recent Product Introductions.  In order to improve and expand the capabilities of our systems and related software and materials, as well as to enhance our portfolio of proprietary intellectual properties, we have historically devoted a significant portion of our resources to research and development activities.  Recent product introductions include:

•                                          Vanguard si2 SLS system.  Vanguard and Vanguard HS (High Speed) are the first SLS systems developed specifically for advanced manufacturing applications.  The Vanguard system allows customers to move directly from a CAD file to a durable, functional plastic or metal part or tool in a fraction of the time required for traditional machining and tooling processes.  The Vanguard system can quickly generate small runs of production parts and produces large volumes of parts with maximum efficiency.  It creates accurate, complex parts, casting patterns, and tools with features as small as 0.5 mm (.02 inch), and its benefits include high part accuracy, fast build speed and unattended operations.

•                                          Viper si2 SLA system.  The Viper si2 SLA system is our first solid imaging system to combine standard and high-resolution part building in the same system.  Standard part building gives customers the best balance between build speed and part resolution.  High resolution (HR) mode is for ultra-detailed small parts and features.  The system features a carefully integrated digital signal processor (DSP) controlled high speed scanning system with a single, solid-state laser that delivers 100 mW of available power.

•                                          Software.  The Viper si2 system comes fully equipped with upgraded versions of 3D Lightyear™ part preparation and Buildstation™ control software.

Research and Development

Our ability to compete successfully depends, among other things, on our ability to design and develop new machines, materials and applications, and to refine existing products.  We believe that our future growth will depend on new materials, as well as improved part accuracy and processing speed.  Our development efforts are augmented by development arrangements with research institutions, key customers, materials suppliers and hardware suppliers.  For the foreseeable future, we anticipate that our research and development efforts will be focused on material functionality and system design improvements, and developing software to facilitate the interface between our solid imaging systems and digital data from CAD solid programs, scanners, CRTs and other peripheral equipment.  We have dedicated a significant amount of time to the development of new materials for all systems.  In September 2001, with the acquisition of RPC, we expanded our SL materials’ research capabilities.  Over 100 employees or contractors were devoting substantially all of their time to research and development activities.

In August 2001 we gave notice to Vantico that our joint development agreement for SL materials would terminate in February 2002.  On August 17, 2001, Vantico filed a claim with the International Chamber of Commerce International Court of Arbitration requesting a declaration of the parties’ rights under the Agreement.  On September 4, 2001, we filed a counterclaim requesting that Vantico be enjoined from impermissibly using our confidential information, shared with Vantico during the 13-year duration of the development agreement.  On March 19, 2002 we settled this dispute, and Vantico has agreed to pay us $22 million, in cash or through transfer of 1.55 million shares of our stock, by April 22, 2002.  The development agreement will terminate on that date.

In February 2001, we acquired the stock and intellectual property of OptoForm SARL, a start-up company that has developed solid imaging machines that are capable of using paste-like materials.  We refer to this technology as DCM (Direct Composite Manufacturing).  The purchase of OptoForm SARL provided us with independently-developed hardware, processing techniques, and materials that enhance our ability to offer complete solutions for short-to-medium run direct manufacturing and rapid tooling applications.  In December 2001, we entered into a joint marketing venture with DSM Desotech, a producer and developer of materials, to develop and exploit the benefits of this new technology.  The name of the venture is OptoForm LLC.

We believe that further refinements in inkjet/multijet modeling, or MJM, technology will come as a result of investment in the areas of material development, solid imaging processes and the printing mechanism.  We believe synthetic specialty chemicals will allow future SIM formulations to demonstrate significant improvement in the material durability and other mechanical properties, and that investment in the solid imaging build processes will result in improvements in the quality of the model output from the build process.  We believe these improvements will include faster model build times, higher resolution and smaller layer steps, more accurate geometry representation and smoother and more uniform surface finish on all surfaces of the finished model.  In 2001, we continued our research into new MJM materials and processes, devoting a large portion of the year to the development of improved materials directed at addressing the top customer-identified requirements, including part durability, down-facing surface quality and post-processing effort.  By combining our knowledge of both MJM and SL material technology, we anticipate that, when commercialized, the new materials and delivery system will more appropriately meet the needs of the design communication, office and rapid prototyping markets.

Marketing and Customers

Our sales and marketing strategy focuses on a wide range of customer needs, including traditional model, mold and prototyping, office uses and advanced digital manufacturing.  Our internal sales organization is responsible for overseeing worldwide sales and value-added resellers, and our knowledgeable international distributors provide sales and support services in areas remote from our sales offices.  Our direct sales force consists of sales persons based in offices in California and Michigan; in our European offices located near Frankfurt, London, Paris, Barcelona, Milan and Marly, Switzerland, and in our Hong Kong and Japan offices, which serve the Pacific Rim region.  An internal staff of application specialists is a key part of the marketing organization effort to provide pre-sales support and to help existing customers take advantage of the latest materials and techniques to improve part quality and machine productivity.  This group also leverages its customer contacts to help identify new application opportunities that utilize our proprietary processes.

Our marketing programs utilize a combination of seminars, trade shows, advertising, direct mailings, literature, web presence, videos, press releases, brochures and customer and application profiles to identify prospects that match a typical user profile.  At December 31, 2001, our worldwide sales and support staff consisted of 117 employees that are primarily located in the United States and Europe.

International Sales.  International sales, the majority of which are in Europe and Asia, accounted for 48.7%, 46.1% and 47.5% of total sales in the years ended December 31, 2001, 2000 and 1999, respectively. (See Note 15 in the “Notes to Consolidated Financial Statements”).

Customers.  Our customers include major companies in a broad range of industries throughout the world, including manufacturers of automotive, aerospace, computer, electronic, consumer and medical products.  Purchasers of our systems include original equipment manufacturers, or OEMs, such as AMP, Inc., Apple Computer, Inc., Audi AG, Benetton F1,

Boeing Company, BMW Group, Canstar Sports, Inc., DaimlerChrysler Corp., Eastman Kodak Company, The Electrolux Group, General Electric Company, General Motors Corporation, Delphi Automotive Systems, Hasbro, Inc., Jordan Grand Prix, International Business Machines Corporation, Johnson & Johnson, Motorola, Inc., Navistar International Corporation, Nike, Inc., Pratt & Whitney, Raytheon Company and Texas Instruments, Inc.  We also sell our products to government agencies and universities, which generally use our machines for research activities, and to independent service bureaus, including Arrk Creative Network, the largest rapid prototype manufacturer in the world, General Pattern, Moehler Design and INCS, Inc., which for a fee provide solid imaging services to their customers.  Our primary ADM customer is Align Technology, Inc.

We do not consider ourselves dependent on any particular customer.  In 2001, 2000 and 1999, no customer represented 10% or more of our revenues.

Photopolymer Distribution Agreement.  Pursuant to an agreement with Vantico, we have been the exclusive worldwide distributor (except Japan) to users of SL processes of all Vantico liquid SL photopolymers.  This agreement will terminate on April 22, 2002, and, subject to certain conditions, as long as Vantico provides adequate supplies, we are required to purchase all of our liquid photopolymers for distribution to customers from Vantico until that date.

Customer Support and Service.  Before installation of an SLA or SLS system, a new purchaser generally receives training at our facilities.  During the first several days after installation, an applications engineer remains at the customer location to ensure that the customer is able to operate the system effectively and to answer any questions that may arise.  We also make available to our customers, for a fee, additional training courses in system features and applications.

No training is necessary in connection with the purchase of a ThermoJet printer.

We offer maintenance contracts to our customers, which generate recurring revenue.  We also make available, in the United States, a hotline to all of our users with maintenance contracts.  The hotline is staffed with technical representatives who answer questions and arrange for on-site remedial services if necessary.  The hotline is available Monday through Friday, local holidays excepted, 5:00 a.m. to 5:00 p.m. Pacific time.  In addition, customer service, troubleshooting and answers to frequently asked questions, or FAQs, are available through our website, www.3dsystems.com.  Customers may also reach us through e-mail, 24 hours a day.  Customers may access information regarding RPC materials, through RPC’s website at www.rpc.ch.

We co-founded and participate in Global User Groups, which include a substantial number of our customers.  The User Groups organize annual conferences in the United States, at which we make presentations relating to updates in stereolithography and laser sintering, changes we have implemented in our systems and related equipment, materials and software and future ideas and programs we intend to pursue in the upcoming years.

Production and Supplies

All of our systems are assembled and SIM is produced at our 67,000 square foot facility in Grand Junction, Colorado.  RPC produces stereolithography materials at our facility in Marly, Switzerland.  We purchase the major component parts for our systems and materials for SIM and resin from outside sources and arrange with contract manufacturers for the manufacture of subassemblies.  We integrate the subassemblies and effect final assembly and test of all systems at our production facility.  We perform numerous diagnostic tests and quality control procedures on each system to assure its operability and reliability.

Although there is more than one potential supplier for many material components parts, subassemblies and materials, several of the critical components, materials, and subassemblies, including lasers, materials, and certain ink jet components, are currently provided by a single or limited sources.  Liquid resins for SLA systems are currently supplied almost exclusively by Vantico under the distribution agreement, described above, which will terminate on April 22, 2002.

Competition and Patent Rights

Our principal competitors are companies that manufacture machines that make models, prototypes, molds and small volume manufacturing parts, which include: suppliers of automated machining, or CNC, and rotational molding equipment; suppliers of traditional machining, milling and grinding equipment; suppliers of ink jet systems and FDM technology; Parts-in-Minutes and makers of vacuum casting silicon molding equipment; and manufacturers of other SL and LS systems.  These suppliers are numerous, both international and regional in scope, and many have well-recognized product lines that compete with us in essentially all of our served and targeted customer areas.  Conventional machining and milling techniques continue to be the most common methods by which plastic and metal parts, models, functional prototypes and metal tool inserts are manufactured.  Conventional pattern manufacturing techniques continue to be the most common methods to custom manufacture parts and by which patterns are made for use in investment casting.

We believe there are no products that use operating technologies like our SLA or SLS systems currently being sold in significant quantities in the United States; however, products similar to our SLA systems are manufactured and sold by other companies in the Pacific Rim, and products similar to our SLS systems are manufactured and sold by other companies in Europe and the Pacific Rim.  In addition, we will soon face competition with respect to such technologies in the U.S., Canada and Mexico because we are required, under the terms of our agreement with the U.S. Department of Justice, to license a competitor to sell either SL or LS systems in North America.

We believe that other companies may announce plans to enter our business area either with equipment similar to ours, or with other types of equipment.

We believe that currently available alternatives to SL generally are not able to produce models having the dimensional accuracy and fine surface finish of models provided by our SL process.  However, non-SL competitors have successfully marketed their products to our existing and potential customers.  Furthermore, in many cases, the existence of these competitors extends the purchasing time while customers investigate alternative systems.  We compete primarily on the basis of the quality of our products and the advanced state of our technology.  We believe that LS has become established as a leading operating technology for the production of functional plastic prototypes and that we have the largest installed base of LS machines in the world.

Although we do not rely totally on our patents to compete, we believe that our patents will continue to help us maintain a leading position in the SL and LS fields.

A number of companies, including DSM Desotech Inc., are currently selling SL resins, which either complement or compete with those we sell.  In addition, upon termination of our distribution agreement with Vantico, Vantico will sell its resins in competition with us.  We believe that we currently supply resins to owners of a majority of the SLA systems currently installed worldwide; however, the number of customers we will retain upon termination of the distribution agreement is uncertain.

We do not have the level of patent protection for the solid object printers that we have for our SL and LS technology; however, during 1999 we acquired two patents for dot-on-dot printing technology from Dataproducts Corporation in order to help us maintain our position in this field.

We believe that we do not currently have any significant competition for our maintenance services, although certain of our customers perform their own maintenance in-house and some use other providers of service contracts and time and materials arrangements.

Future competition is expected to arise both from the development of new technologies or techniques not encompassed by the patents held by or licensed to us, and through improvements to existing technologies, such as automated (CNC) machining and rotational molding.  We have determined to follow a strategy of continuing product development and aggressive patent prosecution to protect ourselves to the extent possible in these areas.

Proprietary Protection

Charles W. Hull, the Company’s founder and Chief Technology Officer, developed the stereolithography technology used in our SLA products, while employed by UVP, Inc.  This technology was originally patented by UVP, Inc. and subsequently licensed to us in 1986.  We acquired the patent in 1990.

Researchers at The University of Texas initially developed the selective laser sintering technology commercialized by DTM.  The first selective laser-sintering patent was issued to The University of Texas in 1989.  Currently, we have exclusive rights to 15 U.S. patents issued to The University of Texas.  Two of the original University of Texas patents expire in 2006 while others run until 2014.  Patents granted on improvements to the original patent as well as new patents that we have obtained extend some protections to at least 2010.  Our exclusive worldwide license from The University of Texas to use the selective laser sintering technology continues until expiration of the patent rights that are the subject of the license.

We developed the thermoplastic material used in and the application of ink jet technology to solid imaging.  During 1999, we acquired two patents from Dataproducts Corporation for dot-on-dot printing technology in order to increase our patent protection in the MJM area.

In connection with the acquisition of OptoForm in February 2001, we acquired technology, know-how and patent rights, which have remaining lives of over 15 years, related to a technology using composites in direct manufacturing.  The acquired U.S. and foreign patent rights protect the basic recoating mechanism and materials used in the direct composite manufacturing process.

At December 31, 2001, we had 301 patents which include 143 in the United States, 101 in Europe, 13 in Japan and 44 in other foreign countries.  At that date, we also had 159 pending patent applications:  33 in the United States, 76 in the Pacific Rim, 43 in Europe and 7 in Canada.  As new developments and components to the technology are discovered, we intend to apply for additional patents.

Application for a patent offers no assurance that a patent will be issued as applied for.  Issuance of a patent offers no assurance that the patent can be protected against any claims of invalidation or that the patent can be enforced against any infringement.  In addition, litigation of patent issues can be costly and time-consuming.

Employees

At December 31, 2001, we had 580 full-time employees.  In addition, at that same date we utilized the services of 33 independent contractors.  None of these employees or independent contractors is covered by labor agreements.  We consider our relations with our employees and independent contractors to be satisfactory.

Item2.  Properties

Our principal administrative functions, sales and marketing, product development, Technology Center and training facilities are located in a 78,320 square foot building in Valencia, California under a lease that expires on December 31, 2002.  We are currently investigating and analyzing our options for replacing, renewing and/or augmenting this space.

We also lease sales and service offices in Michigan.  The space leased for sales and service offices is generally for one or two occupants and for terms of a year or less.  Sales and service offices are also located in five countries in the European Community (France, Spain, Germany, the United Kingdom and Italy) and in Japan, Hong Kong and Singapore.

Substantially all of our manufacturing and United States customer support operations are located in a 67,000 square foot facility located in Grand Junction, Colorado.  The construction cost of the Colorado facility has been financed through a $4.9 million industrial development bond.  We also currently lease a 50,000-square foot facility in Austin, Texas consisting of two buildings.  One of the buildings is primarily devoted to research and development related to our SLS line of products.  Although we do not currently need the other building, we are required to maintain it until we reach final agreement with the Department of Justice regarding a licensee of our patents.

We believe that the facilities described above will be adequate to meet our needs for the immediate future.

Item 3.  Legal Proceedings

United States v. 3D Systems Corporation and DTM Corporation.  The United States Department of Justice, or DOJ, filed a complaint on June 6, 2001 challenging our acquisition of DTM.  Under a settlement agreement with the DOJ relating to our merger with DTM, we must license our patents for use in either the manufacture and sale of SL or LS products, but not both, in North America.  We refer to this settlement agreement as the Final Judgment.  The Final Judgment requires that, by five days after we receive notice that the court has entered the Final Judgment, we must have completed the license to a company that currently manufactures either stereolithography or laser sintering machines, subject to the approval of the DOJ.  The court has not yet entered the Final Judgment.  On February 15, 2002, we executed a license agreement under the terms of the Final Judgment.  We cannot complete this license until it is approved.  The DOJ is currently reviewing the terms of the proposed license agreement and our proposed licensee.

Vantico International S.A. and Vantico, Inc v. 3D Systems, Inc.  On August 19, 2001, we gave a six-month notice of termination of our Resin Development Agreement with Vantico.  On August 17, 2001, Vantico filed a claim with the International Chamber of Commerce International Court of Arbitration requesting a declaration of the parties’ rights under the Agreement.  On September 4, 2001, we filed a counterclaim requesting that Vantico be enjoined from impermissibly using our confidential information, shared with Vantico during the 13-year duration of the Resin Development Agreement.  On March 19, 2002, we settled this dispute under an agreement that requires Vantico to pay us either $22 million in cash; or through transfer of 1.55 million shares of our stock.  The effective termination dates for both the Resin Development Agreement and our distribution agreement with Vantico will be no later than April 22, 2002.

3D Systems, Inc. v. Aaroflex, et al.  On January 13, 1997, we filed a complaint in federal court in California, against Aarotech Laboratories, Inc., Aaroflex, Inc. and Albert C. Young.  Aaroflex is the parent corporation of Aarotech.  Young is the Chairman of the Board and Chief Executive Officer of both Aarotech and Aaroflex.  The original complaint alleged that stereolithography equipment manufactured by Aaroflex infringes six of our patents.  In August 2000, two additional patents were added to the complaint.  We seek damages and injunctive relief from the defendants, who have threatened to sue us for trade libel.  To date, the defendants have not filed such a suit.

Following decisions by the District Court and the Federal Circuit Court of Appeals on jurisdictional issues, Aarotech and Mr. Young were dismissed from the suit, and an action against Aaroflex is proceeding in the District Court.  Motions for summary judgment by Aaroflex on multiple counts contained in our complaint and on Aaroflex’s counterclaims have been dismissed and fact discovery in the case has been completed.  Our motions for summary judgment for patent infringement and validity and Aaroflex’s motion for patent invalidity were heard on May 10, 2001.  In February 2002, the court denied Aaroflex’s invalidity motions.  Decisions on our motions are still pending.  Trial was originally scheduled to occur in 2001.  No new trial date has been set.

3D Systems, Inc. v. Teijin Seiki Co. Ltd.  On March 21, 1997, we filed a patent infringement action in the District Court in Osaka, Japan under one of our Japanese patents, alleging infringement, and seeking damages from the defendant and injunctive relief.  As described below, Teijin Seiki filed an invalidation action against the patent, and we unsuccessfully appealed an unfavorable decision in that action.  As a result, the infringement lawsuit has been dismissed.

Patent Opposition and Invalidation Proceedings.  We had been granted fourteen patents in Japan.  An opposition was submitted against one of these patents, but the opposition was dismissed, and the patent has been maintained as originally issued.  Another of the patents has been revoked after invalidation proceedings.

DTM vs. EOS, et al.  The plastic sintering patent infringement actions against EOS began in France, Germany, and Italy in 1996.  Legal actions in France, Germany, and Italy are proceeding.  EOS had challenged the validity of two patents related to thermal control of the powder bed in the European Patent Office, or EPO.  Both of those patents survived the opposition proceedings after the original claims were modified.  One patent was successfully challenged in an appeal proceeding and in January 2002, the claims were invalidated.  The other patent successfully withstood the appeal process and the infringement hearings were re-started.  In October 2001, a German district court ruled the patent was not infringed, and this decision is being appealed.  In November 2001, we received a decision of a French court that the French patent was valid and infringed by the EOS product sold at the time of the filing of the action and an injunction was granted against future sales of the product.  Extension of this decision and the injunction to future EOS products incorporating the same thermal control features is possible and contemplated.  In February 2002, we received a decision from an Italian court that the invalidation trial initiated by EOS was unsuccessful and the Italian patent was held valid.  The infringement action in a separate Italian court has now been recommenced and a decision is expected based on the evidence that has been submitted.

In 1997, DTM initiated action against Hitachi Zosen Joho Systems, the EOS distributor in Japan.  In May 1998, EOS initiated two invalidation trials in the Japanese Patent Office attempting to have DTM’s patent invalidated on two separate bases.  The Japanese Patent Office ruled in DTM’s favor in both trials in July 1998, effectively ruling that DTM’s patent was valid.  In September 1999, the Tokyo District Court then ruled in DTM’s favor and granted a preliminary injunction prohibiting further importation and selling of the infringing plastic sintering EOS machine.  In connection with this preliminary injunction, DTM was required to place 20 million yen, which is approximately $200,000, on deposit with the court towards potential damages that Hitachi might claim should the injunction be reversed.  Based on the Tokyo District Court’s ruling EOS then filed an appeal in the Tokyo High Court to have the rulings of the Japanese Patent Office revoked.  On March 6, 2001, the Tokyo High Court ruled in EOS’s favor that the rulings of the Japanese Patent Office were in error.  This ruling was unsuccessfully appealed by DTM to the Tokyo Supreme Court.  Options to file a corrective action to receive amended patent claims are currently being pursued.

EOS vs. DTM and 3D Systems, Inc.  In December 2000, EOS filed a patent infringement suit against DTM in federal court in California.  EOS alleges that DTM has infringed and continues to infringe certain U.S. patents that we license to EOS.  EOS has estimated its damages to be approximately $27 million for the period from the fourth quarter of 1997 through 2002.  In April 2001, consistent with an order issued by the federal court in this matter, we were added as a plaintiff to the lawsuit.  We were substituted on October 17, 2001 as a defendant in this action because DTM’s corporate existence terminated when it merged into our subsidiary, 3D Inc on August 31, 2001.  In February 2002, the court granted us summary adjudication on our motion that any potential liability for patent infringement terminated with the merger of DTM into 3D Inc, ruling that 3D Inc had the right to enter the laser sintering business.  Concurrently, the court denied as futile EOS’s motion for a fourth amended complaint to add counts related to EOS’s claim that we are not permitted to compete in the field of laser sintering under the terms of the 1997 Patent License Agreement between 3D Inc and EOS.  We have filed a motion for summary adjudication that EOS is not licensed under the 1997 License Agreement to the patent rights we acquired when 3D Inc and DTM merged.  These proceedings are in the discovery stage and a trial date has been set for August 2003.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote by security holders during the fourth quarter of fiscal 2001.

Item 4a.  Executive Officers of the Registrant

The following table sets forth certain information concerning the executive officers of the Company:

Name	Age at February 28, 2002	Position With the Company

Brian K. Service	54	President and Chief Executive Officer

Charles W. Hull	62	Executive VP, Chief Technology Officer

E. James Selzer	38	Sr. VP, Global Finance & Administration and Chief Financial Officer

Martin E. McGough	52	Sr. VP of Development & Quality

Grant R. Flaharty	40	Executive VP of Global Business Operations

The principal occupations of our executive officers are as follows:

Brian K. Service:  Mr. Service has served as President and Chief Executive Officer of the Company since September 1999 and, since October 1999, has also served as President and Chief Executive Officer of 3D Inc. Mr. Service was elected to 3D Systems’ Board of Directors in January 2001. Mr. Service is a Managing Director of Regent Pacific Management Corporation, and he provides services to the Company pursuant to an agreement between the Company and Regent Pacific. Prior to Regent Pacific, Mr. Service served as Chief Executive Officer of Salmond Smith Biolab, Ltd. Prior to Salmond, he was Chief Executive Officer of Milk Products, Inc. Mr. Service holds a Bachelor’s degree in Chemical Engineering from Canterbury University of New Zealand and has completed the Stanford Executive Program from Stanford University Business School.  Mr. Service is a director of Visual Data Corporation, in which capacity he also serves as a member of the audit and compensation committees.

Charles W. Hull:  Mr. Hull has served as Executive Vice President, Chief Technology Officer since May 2000 and as Vice President, Chief Technology Officer since April 1997.  From August 1993 to April 1997 Mr. Hull served as Chief Operating Officer and President of the Company.  From March 1986 to October 1999 he served as President of 3D Inc; prior thereto, he was Vice President of UVP, Inc. from January 1980 to March 1986.  Mr. Hull developed the Company’s stereolithography technology while employed by UVP, Inc., a systems manufacturing company.  Mr. Hull retired briefly from the Company during 1999, at which time he served as Vice Chairman and a member of the Board of Directors as well as a consultant to the Company.

E. James Selzer:  Mr. Selzer has served as Sr. Vice President, Global Finance and Administration and Chief Financial Officer since December 2001.  Prior to his promotion to Sr. Vice President, Mr. Selzer served as Vice President and Chief Financial Officer, from November 2000 to December 2001, and as Vice President, Finance from April 2000, when he joined the Company, to November 2000.  From January 1999 to March 2000, he was a partner in the financial consulting firm of Whitewolf Partners, LLP where he served as a consultant to several companies, including 3D Systems Corporation.  From January 1998 to January 1999, he served as Chief Financial Officer of Pico Products, Inc.  Prior to that, from May 1994 to January 1998, Mr. Selzer was a senior associate with Jay Alix & Associates, a turnaround management firm.  Mr. Selzer holds an MBA from the University of Michigan and a Bachelor’s Degree in Accounting and Business from the University of Kansas.  Mr. Selzer is a Certified Public Accountant.

Martin E. McGough:  Mr. McGough has held several senior positions at 3D Systems since joining the company in January 1997.  He is currently Senior Vice President of Development and Quality, providing key management direction for Research and Development of future products and defining strategic quality plans for the corporation.  From May 2000 through December 2001 he served as Senior Vice President of Development and Operations.  In this capacity, Mr. McGough directed Research and Development and the Operations teams to optimize the introduction of new products and provide synergy between the teams.  Prior to this, Mr. McGough served as Vice President and Worldwide Operations Manager and was responsible for Manufacturing and Operations, as well as worldwide field service.  He was formerly with Maxtor Corporation where he held the position of Senior Director of Strategic Commodities.  Mr. McGough received his Bachelor’s degree from California State University, Northridge in Business Administration and earned his Master’s Degree in Business Management, also from CSUN.

Grant R. Flaharty:  Mr. Flaharty has served as Executive VP of Global Business Operations since December 2001.  Prior to that, from May 2000 until December 2001, he served as Senior Vice President of Worldwide Sales & Marketing and was responsible for European operations.  Effective January 2001, Mr. Flaharty’s duties included worldwide field service as well.  Mr. Flaharty served as VP, General Manager, 3D Systems Europe, from September 1999 to May 2000 after joining the Company as Worldwide Controller in April of 1998.  He was formerly with Qualcomm, Inc., a developer of wireless communications products, as Director of Manufacturing Finance.  Prior to Qualcomm, he was with Motorola, Inc. as Operations Controller.  Mr. Flaharty received his Bachelor’s degree from Regis College in Accounting and is also a Certified Public Accountant.

Subject to the Agreement between the Company and Regent Pacific, all officers serve at the pleasure of the Board of Directors of the Company.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters.

The following table sets forth, for the periods indicated, the high and low closing sales prices of our common stock (symbol: TDSC) on the Nasdaq National Market.

Year	Period	Historic Prices
		High	Low
2000	First Quarter	$12.719	$7.500
	Second Quarter	18.969	8.500
	Third Quarter	21.094	14.000
	Fourth Quarter	19.375	11.445
2001	First Quarter	$14.56	$8.81
	Second Quarter	18.52	9.69
	Third Quarter	16.70	11.51
	Fourth Quarter	15.09	9.73
2002	First Quarter (through February 28)	$14.44	$9.45

As of February 28, 2002, the outstanding common stock was held of record by 13,356,660 stockholders.

Dividends

We have not paid any dividends on our common stock and currently intend to retain any future earnings for use in our business.

In addition, our loan documents place limitations on our ability to pay dividends or make other distributions in respect of our common stock.  Any future determination as to the payment of dividends on our common stock will be restricted by these limitations,  will be at the discretion of our board of directors and will depend upon our earnings, operating and financial condition and capital requirements, and other factors deemed relevant by our board of directors, including the General Corporation Law of the State of Delaware, which provides that dividends are only payable out of surplus or current net profits.

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2001, we sold the following securities, which were not registered under the Securities Act of 1933, as amended.  We did not employ any form of general solicitation or general advertising in connection with the offer and sale of the securities described below.  In addition, the purchasers of the securities are "accredited investors" for purposes of Rule 501 of the Securities Act.  For these reasons, among others, the offer and sale of the following securities were exempt from registration pursuant to Rule 506 of Regulation D of the Securities Act:

•                                          In September 2001, we issued and sold 617,000 shares of our common stock at a price of $13.00 per share, to outside investors for aggregate gross proceeds of $8,021,000.

•                                          In December 2001, we issued an aggregate of $10 million in 7% convertible subordinated debentures to investors.  These convertible debentures can be converted into 833,333 shares of our common stock immediately at the option of the holder or at our discretion any time after December 31, 2003, and prior to maturity at December 31, 2006.  The debentures bear interest at the rate of 7% payable quarterly.

Item 6.  Selected Financial Data

The following summary of selected financial data for the periods set forth below has been derived from our audited financial statements.  You should read the information as of December 31, 2001 and 2000, and for the fiscal years ended December 31, 2001, 2000 and 1999 in conjunction with Management’s Discussion and Analysis of Results of Operations and Financial Condition and with our consolidated financial statements appearing elsewhere in this Form 10-K.

	Years Ended December 31,
	2001	2000	1999	1998	1997
	(in thousands, except per share amounts)
Statements of Operations Data:
Sales:
Products(1)	$87,042	$80,246	$66,806	$65,434	$59,149
Services(2)	34,182	29,429	30,143	32,683	31,108
Total sales	121,224	109,675	96,949	98,117	90,257
Cost of sales:
Products(1)	42,888	35,084	35,938	33,477	35,463
Services(2)	24,961	21,729	20,975	22,062	21,745
Total cost of sales	67,849	56,813	56,913	55,539	57,208
Gross profit	53,375	52,862	40,036	42,578	33,049
Operating expenses:
Selling, general and administrative	43,761	32,710	35,273	30,448	29,653
Research and development	10,710	7,814	8,931	9,425	10,991
Other	—	—	3,384	—	—
Total operating expenses	54,471	40,524	47,588	39,873	40,644
Income (loss) from operations	(1,096)	12,338	(7,552)	2,705	(7,595)
Interest and other income (expense), net	(1,033)	115	11	482	846
Income (loss) before income taxes	(2,129)	12,453	(7,541)	3,187	(6,749)
Provision for (benefit from) income taxes	(788)	4,309	(2,240)	1,055	(2,160)
Net income (loss)	$(1,341)	$8,144	$(5,301)	$2,132	$(4,589)
Shares used to calculate basic net income (loss) per share	12,579	11,851	11,376	11,348	11,398
Basic net income (loss) per share	$(.11)	.69	(.47)	$.19	$(.40)
Shares used to calculate diluted net income (loss) per share	12,579	12,889	11,376	11,594	11,398
Diluted net income (loss) per share	$(.11)	$.63	$(.47)	$.18	$(.40)

	At December 31,
	2001	2000	1999	1998	1997
Balance Sheet Data:
Working capital	$17,430	$44,549	$31,219	$38,305	$38,310
Total assets	166,005	109,897	90,658	95,103	91,340
Current portion of long-term debt	3,135	120	110	100	95
Long-term liabilities, Excluding current portion	33,179	7,585	9,168	6,090	6,197
Stockholders’ equity	$79,719	$71,796	$59,608	$66,557	$64,595

(1)                                  Includes systems and related equipment, material, software and other component parts as well as rentals of equipment.

(2)                                  Includes maintenance services provided by our Technology Centers and training services.

Item 7.  Management’s Discussion and Analysis of Results of Operations and Financial Condition

The following discussion should be read in conjunction with our consolidated financial statements provided under Part II, Item 8 of this annual report on Form 10-K.  Certain statements contained herein may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, as discussed more fully herein.

The forward-looking information set forth in this annual report on Form 10-K is as of March 26, 2002, and we undertake no duty to update this information.  Should events occur subsequent to March 26, 2002 that make it necessary to update the forward-looking information contained in this Form 10-K, the updated forward-looking information will be filed with the Securities and Exchange Commission in a quarterly report on Form 10-Q or as an earnings release included as an exhibit to a Form 8-K, each of which will be available at the Securities and Exchange Commission’s website at www.sec.gov.  More information about potential factors that could affect our business and financial results is included in the section entitled “Risk Factors” of this Form 10-K.

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

SLA systems use our proprietary stereolithography (“SL”) technology, an additive solid imaging process which uses a laser beam to expose and solidify successive layers of photosensitive epoxy resin until the desired object is formed to precise specifications in epoxy or acrylic resin. SLS systems utilize a process called selective laser sintering ("LS"), which uses laser energy to sinter powdered material to create solid objects from the powdered materials. LS and SL-produced parts can be used for concept models, engineering prototypes, patterns and masters for molds, consumable tooling, and short-run manufacturing of final product, among other applications. ThermoJet solid object printers employ hot melt ink jet technology to build models in successive layers using our proprietary thermoplastic material.  These printers, about the size of an office copier, are network-ready and are designed for operation in engineering and design office environments. The ThermoJet printer output can be used as patterns and molds, and when combined with other secondary processes such as investment casting, can produce parts with representative end-use properties.

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

For the year ended December 31, 2001, both revenues and earnings were affected by the general economic slowdown in capital equipment purchases, which began affecting sales to original equipment manufacturers in the second quarter of 2001 and by the impact of events surrounding September 11, 2001.  In addition, we addressed significant challenges during the year, which diverted and consumed available resources from day to day operations.  We completed our merger with DTM Corporation (“DTM”) on August 24, 2001 and have integrated all of their operations into our existing business.  We also acquired OptoForm SARL and RPC Ltd. (“RPC”) in 2001.  We have spent significant time in 2001 addressing both the antitrust action, relating to the DTM merger, with the Antitrust Division of the United States Department of Justice (“DOJ’) and the termination of our agreements with Vantico.

Sales of our higher-end SLA systems, particularly to the automotive and aviation industries, were below expectations in 2001. Despite the economic downturn in 2001, sales of the Viper Si2 SLA system, introduced late in the second quarter 2001, continued to grow with a total of 71 units sold in 2001.  In addition, the LS line of business acquired through the acquisition of DTM contributed significantly to our overall revenues in the second half of 2001. We expect this contribution to increase through 2002 as a result of the additional potential applications of the technology, especially relating to Advanced Digital Manufacturing.  We expect several digital manufacturing centers to be established in the United States and Europe beginning in 2002.  Our systems will be used for rigorous testing of mechanical and thermal functionality of parts, fluid dynamics visualization, aerodynamics testing and short-production runs.

We also expect to maintain our lead position in rapid prototyping.  In this regard, we anticipate launching a new platform using a newly formulated material in 2002 to provide a new lower price option to our customers.  We plan to launch six new materials in 2002 from our range of existing technologies.  We expect that our continued emphasis on developing new materials for our systems will result in increased revenues from material sales and as a percent of our total revenue.  We believe that these measures, along with maintaining strict cost controls in 2002, will provide opportunities for increased profitability.

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

On August 24, 2001, we completed our acquisition of DTM in which we purchased all of the outstanding shares of common stock of DTM for approximately $45 million. DTM’s operations have been fully integrated into our existing business allowing us to begin to realize synergies and cost savings. We believe that the acquisition will allow us to offer our customers an expanded product line and will increase our capabilities in the areas of Advanced Digital Manufacturing and rapid tooling, which we have identified as areas of significant opportunity for us for 2002 and beyond.

In February 2001, we acquired the stock and intellectual property of OptoForm SARL ("Optoform").  The OptoForm technology is capable of producing products with metal and ceramic properties. We believe that the acquisition of OptoForm will allow us to continue to expand our product offerings and increase our capabilities in the areas of advanced digital manufacturing and rapid tooling.

In September 2001, the Company acquired the stock of RPC Ltd., a manufacturer of solid imaging material. The aggregate purchase price was $5.5 million.

SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates, including those related to allowance for doubtful accounts, income taxes, inventory, goodwill and intangible assets and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in preparation of our consolidated financial statements.

Allowance for doubtful accounts.  Our estimate for the allowance for doubtful accounts related to trade receivables is based on two methods.  The amounts calculated from each of these methods are combined to determine the total amount reserved.  First, we evaluate specific accounts where we have information that the customer may have an inability to meet its financial obligations (for example, bankruptcy).  In these cases, we use our judgment, based on the best available facts and circumstances, and record a specific reserve for that customer against amounts due to reduce the receivable to the amount that is expected to be collected.  These specific reserves are reevaluated and adjusted as additional information is received that impacts the amount reserved.  Second, a reserve is established for all customers based on a range of percentages applied to aging categories.  These percentages are based on historical collection and write-off experience.  If circumstances change (for example, we experience higher than expected defaults or an unexpected material adverse change in a major customer’s ability to meet its financial obligation to us), our estimates of the recoverability of amounts due to us could be reduced by a material amount.

Income taxes.  The determination of our income tax provision is complex due to operations in numerous tax jurisdictions outside the United States, which are subject to certain risks, which ordinarily would not be expected in the United States.  Tax regimes in certain jurisdictions are subject to significant changes, which may be applied on a retroactive basis.  If this were to occur, our tax expense could be materially different than the amounts reported.  Furthermore, in determining the valuation allowance related to deferred tax assets, we estimate future taxable income and determine the magnitude of deferred tax assets which are more likely than not to be realized.  Future taxable income could be materially different than amounts estimated, in which case we would need to adjust the valuation allowance.

Inventory.  Inventories are stated at the lower of cost or market, cost being determined on the first-in, first-out method.  Reserves for slow moving and obsolete inventories are provided based on historical experience and current product demand.  We evaluate the adequacy of these reserves quarterly.

Goodwill and intangible assets.  We have applied SFAS No. 141, “Business Combinations” in our allocation of the purchase price of the DTM and RPC acquisitions. The annual impairment testing required by SFAS No. 142 “Goodwill and Other Intangible Assets” will also require us to use our judgment and could require us to write down the carrying value of our goodwill and other intangible assets in future periods.

Contingencies.  We account for contingencies in accordance with SFAS No. 5, “Accounting for Contingencies”.  SFAS No. 5 requires that we record an estimated loss from a loss contingency when information available prior to issuance of our financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated.  Accounting for contingencies such as legal and income tax matters requires us to use our judgment.  At this time our contingencies are not estimable and have not been recorded, however, management believes the ultimate outcome of these actions will not have a material effect on our consolidated financial position, results of operations or cash flows.

Revenue Recognition.  Revenues from the sale of systems and related products and services are recognized upon shipment, at which time title has passed to the customer, or performance.  We provide end users with up to one year of maintenance and warranty services, and defer a portion of its revenues at the time of sale based on the relative fair value of such services.  After the initial maintenance period, we offer these customers optional maintenance contracts; revenue related to these contracts is deferred and recognized ratably over the period of the contract.  To date, we have not experienced any significant warranty claims or product returns. The Company’s systems are sold with software products that is integral to the operation of the systems. These software products are not sold separately.

The above listing is not intended to be a comprehensive list of all of our accounting policies.  In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management’s judgment in their application.  There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.  See our audited consolidated financial statements and notes thereto which begin on page F-1 of this annual report on Form 10-K which contain accounting policies and other disclosures required by generally accepted accounting principles.

Accounting Change

In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and amended it with SFAS No. 138 “Accounting for Certain Derivative Instruments and Certain Hedging Activities” in June 2000. It establishes accounting and reporting standards for derivative instruments and hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and measures those instruments at fair value. Effective January 1, 2001, we adopted SFAS No. 133. The impact of the adoption of SFAS No. 133 was immaterial.  We use derivative instruments to manage exposure to foreign currency risk. International sales are made primarily from our foreign sales subsidiaries in their respective countries and are denominated in United States dollars or the local currency of each country. Our exposure to foreign exchange rate fluctuations arises in part from inter-company accounts in which costs incurred in the United States are charged to our foreign sales subsidiaries. These inter-company accounts are denominated in United States dollars. We manage selected exposures through financial market transactions in the form of foreign exchange forward and put option contracts. We do not enter into derivative contracts for speculative purposes. We do not hedge our foreign currency exposure in a manner that would entirely eliminate the effects of changes in foreign exchange rates on our consolidated net income. At December 31, 2001, the notional amount covered by all of our put option contracts was $8.5 million related to transactions denominated in Euro and pounds sterling, with settlement dates in January and February 2002. The fair value of the put option contracts was $8,000 at December 31, 2001 and was recorded as other current assets on the balance sheet. These derivative instruments are not designated as hedging instruments under SFAS No. 133.

Recent Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 141, “Business Combinations.” SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The acquisitions of DTM and RPC were accounted for in accordance with SFAS No. 141.

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”, which is effective January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. We have not completed our evaluation of the impact of the adoption of SFAS No. 142 on the financial statements.

In August 2001, the FASB issued SFAS No. 144,  “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 addresses the financial accounting and reporting issues for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, “Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of”, but retains the fundamental provisions for (a) recognition / measurement of impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sales. It is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. We are currently evaluating the provisions of SFAS No. 144 and have not determined the impact, if any, it will have on our financial statements.

Results of Operations

The following table sets forth the percentage relationship of certain items from our Statements of Operations to total sales:

	Percentage of Total Sales Years Ended December 31,
	2001	2000	1999
Sales:
Products	71.8%	73.2%	68.9%
Services	28.2%	26.8%	31.1%
Total sales	100.0%	100.0%	100.0%
Cost of sales:
Products	35.4%	32.0%	37.1%
Services	20.6%	19.8%	21.6%
Total cost of sales	56.0%	51.8%	58.7%

Gross profit	44.0%	48.2%	41.3%
Selling, general and administrative expenses	36.1%	29.8%	36.4%
Research and development expenses	8.8%	7.1%	9.2%
Other expenses	—	—	3.5%
Income (loss) from operations	(0.9)%	11.3%	(7.8)%
Interest and other income (expense), net	(0.9)%	0.1%	0.0%
Provision for (benefit from) income taxes	(0.7)%	4.0%	(2.3)%
Net income (loss)	(1.1)%	7.4%	(5.5)%

The following table sets forth, for the periods indicated, total sales attributable to each of the Company’s major products and services groups, and those sales as a percentage of total sales:

	Years Ended December 31,
	2001	2000	1999
	(in thousands, except for percentages)
Products:
SLA systems and related equipment	$37,464	$45,192	$40,068
SLS systems and related equipment	8,651	—	—
Solid object printers	5,261	6,520	5,157
Materials	30,876	25,267	18,560
Other	4,790	3,267	3,021
Total products	87,042	80,246	66,806
Services:
Maintenance	32,239	26,079	26,655
Other	1,943	3,350	3,488
Total services	34,182	29,429	30,143
Total sales	$121,224	$109,675	$96,949
Products:
SLA systems and related equipment	30.9%	41.2%	41.4%
SLS systems and related equipment	7.1%	—%	—%
Solid object printers	4.3%	5.9%	5.3%
Material	25.5%	23.1%	19.1%
Other	4.0%	3.0%	3.1%
Total products	71.8%	73.2%	68.9%
Services:
Maintenance	26.6%	23.8%	27.5%
Other	1.6%	3.0%	3.6%
Total services	28.2%	26.8%	31.1%
Total sales	100.0%	100.0%	100.0%

2001 Compared to 2000

Sales.  Sales in 2001 were $121.2 million, an increase of 10.5% from the $109.7 million recorded in 2000.

Sales for 2001 reflect the consolidated results of DTM as of August 17, 2001.  The LS product line of machines and materials contributed $14.0 million in revenue in 2001.

Product sales of $87.0 million were recorded in 2001, an increase of 8.5% compared to $80.2 million for 2000.  The increase in product revenue is primarily due to the consolidation of the results of DTM, with sales from the LS product line of $14.0 million.  Without the consolidation of DTM, product sales of $73.0 million would have been recorded for 2001, compared to $80.2 million for 2000.  This decrease in product sales is due primarily to the decrease in sales of SLA systems and related equipment of $7.7 million or 17.1%.

The decrease in machine sales primarily resulted from decreased sales of the higher-end SLA systems, especially the SLA 7000 system, primarily due to a general economic decline in higher dollar capital equipment purchases by customers. In 2001, we sold a total of 37 SLA 7000 systems compared to 57 in 2000. Although sales of our higher-end SLA systems in 2001 were below the prior year, sales of our newly introduced Viper si2 SLA system exceeded expectations, with 71 units sold in 2001. The Viper si2 SLA system became generally available on July 12, 2001.

Excluding the consolidation of $5.4 million in materials revenue from DTM, materials revenue of $25.5 million were recorded in 2001, a 1.0% decrease from the $25.3 million recorded in 2000. The decrease in material revenue primarily reflects the sale of fewer large frame SLA units. We believe that the termination of our agreements with Vantico, coupled with our acquisition of RPC, may have also impacted materials revenue.

System orders and resultant sales may fluctuate on a yearly basis as a result of a number of other factors, including world economic conditions, fluctuations in foreign currency exchange rates, acceptance of new products and the timing of product shipments. Due to the price of certain systems and the overall low unit volumes, the acceleration or delay of shipments of a small number of higher-end SLA systems from one period to another can significantly affect the results of operations for the periods involved.

Service sales in 2001 totaled $34.2 million, an increase of 16.2% from $29.4 million in 2000.  The increase primarily reflects an increase in maintenance contract revenue, coupled with the consolidation of service revenue from the DTM acquisition. The increase in maintenance contract revenue reflects a continued emphasis of providing a multitude of maintenance contract options to our customers and enhanced selling efforts in this area, coupled with an increase in the installed base of machines.

Cost of sales. Cost of sales increased to $67.8 million or 56.0% of sales in 2001 from $56.8 million or 51.8% of sales in 2000.  Excluding the results of DTM, cost of sales were $60.4 million or 56.3% of sales in 2001.

Product cost of sales as a percentage of product sales increased to 49.3% in 2001 from 43.7% in 2000.  Without the consolidation of DTM, product cost of sales as a percentage of product sales was 48.5% in 2001.  The increase as a percent of product sales in 2001 compared to 2000 is due primarily to a shift in the sales mix from higher-end SLA systems to our smaller systems.

Service cost of sales as a percentage of service sales decreased to 73.0% in fiscal year 2001 from 73.8% in 2000. The decrease is due to a change in the mix of service sales from time and materials and other service revenues to maintenance contract revenues in 2001.

Selling, general and administrative expenses.  Selling, general and administrative expenses (“SG&A”) totaled $43.8 million in 2001 and $32.7 million for 2000.  The increase primarily reflects additional expenses from the DTM acquisition, acquisition related amortization costs, legal fees related to the Vantico arbitration, and bad debt write-offs in the fourth quarter of 2001.  Additionally, the first six months of 2001 reflect an overall increase in personnel expenses and other costs as we continued to build infrastructure to support anticipated revenue growth.

Research and development expenses. Research and development expenses in 2001 increased to $10.7 million compared to $7.8 million in 2000.  Excluding the results of DTM, research and development expenses were $9.3 million in 2001, or 8.7% of sales compared with $7.8 million in 2000, or 7.1% of sales.  This increase is primarily due to additional expenses as a result of the DTM acquisition and a higher growth in research and development spending relative to our revenue level compared to prior year.  Based on our historical expenditures related to research and development and our current development goals, we anticipate, for the foreseeable future, research and development expenses will be equal to approximately 8% to 10% of sales.

Income (loss) from operations.  Operating loss for 2001 was $1.1 million compared to operating income of $12.3 million in 2000.  Although gross profit increased slightly for 2001, operating expenses were higher than 2000, resulting in an operating loss in 2001.

Interest and other income (expense), net. Interest and other expense, net for 2001 was $1.0 million compared to interest and other income, net to $115,000 in 2000.  The increased expense in 2001 reflects $1.0 million of interest expense and amortization of loan costs related to the new U.S. Bank term loan and revolving line of credit.

Provision for (benefit from) income taxes.  For 2001, our tax benefit was $0.8 million or 37.0% of the pre-tax loss, compared to a tax provision of $4.3 million or 34.6% of the pre-tax income in 2000.

2000 Compared to 1999

Sales.  Sales in 2000 were $109.7 million, an increase of 13.1% from the $96.9 million recorded in 1999.

Product sales in 2000 of $80.2 million increased 20.1% from $66.8 million in 1999.  The increase in product sales over the prior year was due primarily to increased sales of SLA systems and related equipment of $5.1 million or 12.8% and an increase in material revenue of $6.7 million or 36.1%.  The increase in machine sales results from increased sales of the higher-end SLA industrial systems, especially the SLA 7000.  In 2000, we sold a total of 57 SLA 7000 systems compared to 29 in 1999.

The increase in material revenue was primarily due to an increase in the installed base of machines and a stronger sales and marketing emphasis on recurring revenue related to the sale of materials derived from post-installation sales.

Service sales in 2000 totaled $29.4 million, a decrease of 2.4% or $0.7 million from $30.1 million in 1999.  The decrease in service revenue was a result of the net impact of a reduction in revenue from maintenance contracts partially offset by an increase related to time and material revenues.

Cost of sales.  Cost of sales decreased to $56.8 million or 51.8% of sales in 2000 from $56.9 million or 58.7% of sales in 1999.

Product cost of sales as a percentage of product sales decreased to 43.7% in 2000 compared to 53.8% in 1999.  This decrease as a percent of product sales was due primarily to reduced component costs, increased manufacturing activity relative to our level of fixed overhead expenses, and a shift in the sales mix to higher-end SLA systems in 2000 as compared to 1999, all of which positively impacted the overall product cost of sales as a percent of product revenue.

Service cost of sales as a percentage of service sales increased to 73.8% in 2000 from 69.6% in 1999.  This was attributable to a decrease in service revenue over the prior year and a change in the mix of service revenues in 2000 from maintenance contracts to time and material revenues.

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased $2.6 million or 7.3% to $32.7 million in 2000 compared to $35.3 million in 1999.  The decrease was primarily the result of cost reduction benefits associated with the operating plan adopted in late 1999, more focused selling and marketing efforts and high costs associated with the launch of new products in 1999.

Research and development expenses.  Research and development expenses in 2000 decreased $1.1 million or 12.5% to $7.8 million compared to $8.9 million in 1999.  This was a result of more focused engineering efforts on specific development projects and the introduction of new products in early 1999.  Research and development expenses as a percentage of total revenue were 7.1% in 2000 compared to 9.2% in 1999.

Other expenses. Other expenses totaled $3.4 million in 1999. No such costs were incurred in 2000. The cost incurred in 1999 related to litigation, settlement costs and non-recurring charges associated with certain employee and exit plan costs.

Income (loss) from operations.  Operating income in 2000 was $12.3 million or 11.3% of total revenue versus an operating loss of $7.6 million or 7.8% of total revenue in 1999. The improvement was primarily attributable to increased revenue, improved gross margins and reduced operating expenses.

Provision for (benefit from) income taxes.  For 2000, the tax provision was $4.3 million or 34.6% of pre-tax income,

compared to a tax benefit of $2.2 million on pre-tax loss of $7.5 million in 1999.

Foreign Operations

International sales, primarily from Europe, accounted for 48.7%, 46.1% and 47.5%, of total sales in 2001, 2000 and 1999, respectively.  For information with respect to allocation of sales among our foreign operations, see “Notes to Consolidated Financial Statements”.

Related Parties

At December 31, 2001, we have remaining notes receivable totaling $80,000 from certain of our executive officers pursuant to the “Executive Long-Term Stock Incentive Plan” (which was adopted under the 1996 Stock Incentive Plan).  The original amount of the loans was $420,000, of which $40,000 was forgiven in 2000, $120,000 was canceled (and shares returned and canceled) in 1999, and $120,000 and $60,000 were repaid in 2000 and 1998, respectively. The loans were used to purchase an aggregate of 67,333 shares of our common stock at the fair market value on the date of purchase.  These notes bear an interest rate of 6% per annum and mature in the year 2003.  The plan calls for the loans to be forgiven, in part or whole, if certain profitability targets are met.  The notes receivable are shown on the balance sheet as a reduction of stockholders’ equity.

For 2001, in connection with his services as our employee, our Board of Directors granted to Mr. Gary J. Sbona, the Chairman and Chief Executive Officer of Regent Pacific, options to purchase 350,000 shares of our common stock, at an exercise price of $12.43 per share.  We granted Mr. Sbona options to purchase 350,000 shares of our common stock in 2000 and 1999 at an exercise price of $17.39 and $6.00 per share, respectively.  The 350,000 shares granted in 2001 and 1999 both exceeded the fair market value of our common stock at the date of grant.  All shares will vest over a three-year period or sooner upon certain change in control transactions or upon the termination of Regent Pacific’s management agreement.  In 2000, 116,666 options were exercised at a per share price of $16.00.

In June 2000, we entered into a distribution agreement for Thermojet printers with 3D Solid Solutions or 3DSS, a partnership in which Mr. Loewenbaum, the Chairman of our Board of Directors, is a partner.  As of December 31, 2001, Solid Imaging Technologies, LLC, of which Mr. Loewenbaum is the sole member, was the general partner of 3DSS.  In addition, Mr. Loewenbaum also had both direct and indirect limited partnership interest in 3DSS.  As of December 31, 2001 3DSS owes $118,000 to us for the purchase of five printers plus materials and maintenance.

Liquidity and Capital Resources

	As of and for the Years Ended December 31
	2001	2000	1999
	(in thousands)
Cash and cash equivalents	$5,948	$18,999	$12,553
Working capital	17,430	44,549	31,219
Cash provided by operating activities	6,649	5,126	1,589
Cash used for investing activities	(58,088)	(2,644)	(5,999)
Cash provided by financing activities	40,907	4,159	250

Net cash provided by operating activities in 2001 of $6.6 million primarily results from depreciation and amortization of $7.7 million and a decrease of lease receivables of $2.9 million, reflecting the sale of $2.7 million of lease receivables.  The increases in operating expenses were partially offset by a decrease of accrued liabilities of $2.3 million.

Net cash used for investing activities during 2001 of $58.1 million primarily relates to the investment in DTM of $49.6 million, additions to property and equipment of $3.3 million, the investment in RPC of $2.2 million and the investment in OptoForm SARL of $1.4 million.

Net cash provided by financing activities during 2001 totaled $40.9 million and primarily reflected net borrowings of $30.4 million related to the DTM acquisition, the sale of 617,000 shares of our common stock for $8.0 million and the exercise of stock options and issuance of stock of $2.4 million.  The Company’s ability to raise additional funds through capital markets in the future could be impacted by a decrease in the stock price.

On August 20, 1996, we completed a $4.9 million variable rate industrial development bond financing of our Colorado facility.  Interest on the bonds is payable monthly (the interest rate at December 31, 2001 was 4.53%).  Principal payments are payable in semi-annual installments beginning in February 1997 through August 2016. The bonds are collateralized by an irrevocable standby letter of credit issued by Wells Fargo Bank, N.A.  At December 31, 2001, a total of $4.4 million was outstanding under the bond. The terms of the letter of credit require us to maintain specific levels of minimum tangible net worth and debt to equity ratio.  We were in compliance with such covenants at December 31, 2001.  If we were not to be in compliance with these covenants the lender could proceed against our assets, which would have a material impact on our operations.

On August 8, 2000, 3D Systems, Inc., a subsidiary of 3D Systems Corporation, entered into a Revolving Line of Credit agreement (“Line of Credit”) which allowed 3D Systems, Inc. to borrow up to $10.0 million. On August 17, 2001 we replaced this Line of Credit with a new agreement through U.S. Bank totaling $41.5 million, in order to finance the acquisition of DTM. The financing arrangement consists of a $26.5 million three-year revolving credit facility and a $15 million 66-month commercial term loan. At December 31, 2001, a total of $6.2 million was outstanding under the revolving credit facility and $15.0 million was outstanding under the term loan. The interest rates at December 31, 2001 for the revolving credit facility and term loan were 4.85% and 5.75%, respectively. The interest rate applicable to both facilities will be either: (1) the prime rate plus a margin ranging from 0.25% to 1.0%, or (2) the 90-day adjusted LIBOR plus a margin ranging from 2.0% to 2.75%.  The margin for each rate will vary depending upon our interest-bearing debt to Earnings Before Interest Taxes Depreciation and Amortization, “EBITDA”.  The terms of the debt agreement requires us to maintain specific levels of minimum tangible net worth, EBITDA and liquidity, along with capital expenditure restrictions.  We are in compliance with such covenants at December 31, 2001. Pursuant to the terms of the agreement U.S. Bank has received a first priority security interest in our accounts receivable, inventory, equipment and general intangible assets.  The breach of any of these covenants would result in default under these instruments.  An event of default would permit our lenders to declare all amounts borrowed from them to be due and payable, together with accrued and unpaid interest.  Moreover, these lenders would have the option to terminate any obligation to make further extensions of credit under these instruments.  If we are unable to repay debt to our senior lenders, these lenders could proceed against our assets, which would have a material impact on our operations.

In the fourth quarter of 2001, we sold convertible subordinate debentures. As of December 31, 2001we received $9.4 million in proceeds from this sale. We received additional proceeds of $600,000 in January 2002, for a total of $10.0 million. The convertible debentures are convertible into an aggregate of 833,333 shares of our common stock immediately at the option of the holder or at our discretion at any time after December 31, 2003, and prior to maturity at December 31, 2006.  The debentures bear interest at the rate of 7% payable quarterly. The Chairman of the Board of Directors and related parties contributed $1.0 million to the completion the convertible debentures.

We lease our facilities under non-cancelable operating leases expiring through December 2006.  The leases are generally on a net-rent basis, whereby we pay taxes, maintenance and insurance.  Leases that expire are expected to be renewed or replaced by leases on other properties.  Rental expense for the years ended December 31, 2001, 2000 and 1999, aggregated $2.0 million, $1.9 million and $1.8 million, respectively.

The future contractual payments are as follows:

Contractual Obligations	2002	2003	2004	2005	2006	Later Years	Total
Line of credit	$6,151	$—	$—	$—	$—	$—	$6,151

Term loan	3,000	3,000	3,000	3,000	3,000	—	15,000

Industrial development bond	135	150	165	180	200	3,545	4,375

Subordinated debt	—	—	—	—	9,400	—	9,400

Operating leases	1,566	499	443	380	32	—	2,920

Total Contractual Obligations	$10,852	$3,649	$3,608	$3,560	$12,632	$3,545	$37,846

Based upon current levels of operations, anticipated cost savings and future growth, we believe our cash flow from operations together with available borrowings under the credit facility and our term loan (which amounts to $21.2 million as of December 31, 2001) and other sources of liquidity will be adequate to meet our anticipated requirements for interest payments and other debt service obligations, working capital, capital expenditures and other operating needs.  There can be no assurance, however, that our business will continue to generate cash flow at or above current levels or that estimated costs savings or growth could be achieved.  Future operating performance and our ability to service or refinance existing indebtedness will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

CAUTIONARY STATEMENTS AND RISK FACTORS

The risks and uncertainties described below are not the only risks and uncertainties we face.  Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.  If any of the following risks actually occur, our business, results of operations and financial condition could suffer.  In that event the trading price of our common stock could decline, and you may lose all or part of your investment in our common stock.  The risks discussed below also include forward-looking statements and our actual results may differ substantially from those discussed in these forward-looking statements.

Terrorism and the uncertainty of war may have a material adverse effect on our operating results.

Terrorist attacks, such as the attacks that occurred in New York and Washington, D.C. on September 11, 2001, the response by the United States initiated on October 7, 2001, and other acts of violence or war may affect the market on which our common stock trades, the markets in which we operate and our operations and profitability.  Further terrorist attacks against the United States or United States businesses may occur.  The potential near-term and long-term effect these attacks may have on our customers, the market for our common stock, the markets for our services and the U.S. economy are uncertain.  The consequences of any terrorist attacks, or any armed conflicts that may result, are unpredictable, and we may not be able to foresee events that could have an adverse effect on our markets, or our business.

Our research and distribution agreements with Vantico will terminate on April 22, 2002.  If we are unable to timely and cost effectively develop resins adequate for use with our products, we may lose customers and market share and our revenues and profitability may decline.

If we cannot develop sufficient quantities of resins for use in stereolithography which are commercially accepted, we may lose customers, our revenues may decline and our results of operations may be adversely affected. Under the terms of a settlement agreement effective as of March 19, 2002, our research and distribution agreements with Vantico will terminate April 22, 2002.

Under these agreements, we had jointly developed liquid photopolymers with Vantico and served as the exclusive worldwide distributor (except in Japan) of these materials, manufactured by Vantico for use in stereolithography.  Sales of our materials accounted for 25.5% and 23.1% of our total revenues in 2001 and 2000.  On September 20, 2001, we acquired RPC, an independent supplier of stereolithography resins.  We may not be able to timely and cost-effectively develop adequate enhancements to the existing RPC product line, or if developed, produce sufficient quantities of RPC resins and other materials that meet the needs of our customers or otherwise develop or obtain materials adequate for use with our products that are commercially accepted.  If we are able to develop or otherwise obtain commercially accepted materials, we will face significant competition for materials sales from various suppliers, including Vantico.  A substantial majority of our current SLA system customer base uses Vantico resins.  As a result, we may lose customers and market share, our revenues may decline and our results of operations may be materially and adversely affected.

We do not have substantial experience operating a materials manufacturing business.  If we cannot cost-effectively manage the materials business and the associated risks, our revenue, market share and profitability will decline.

Our business strategy includes the operation and substantial expansion of the RPC materials business.  If we cannot operate the RPC business effectively, or complete the expansion timely and cost-effectively, our revenue and profitability will decline and we may lose customers and market share.  Our management team does not have substantial experience in the materials manufacturing business and may not be able timely to identify or anticipate all of the material risks associated with operating that business.  In addition, the materials business increases some of the existing risks we face, which we explain in our discussion in this report of other risks facing our business, and poses new risks to our company.  For example, we must comply with all applicable environmental laws, rules and regulations associated with large scale manufacturing of resins in Switzerland.  Our compliance with these laws may increase our cost of production and reduce our margins and any failure to comply with these laws may result in legal or regulatory action instituted against us, substantial monetary fines or other damages.  Also, we intend to substantially increase production of the RPC product line which will require the retention and training of qualified employees and the timely implementation of a large scale manufacturing system capable of large volume resin production.  We may not be able to retain a sufficient number of additional qualified employees on a timely basis, or at all.  If we cannot timely and cost-effectively expand and manage the RPC business, we will lose revenue, customers and market share, and our results of operations will be materially adversely affected.

Our divestiture of assets under the consent decree issued by the U.S. Department of Justice may not be on terms advantageous to us and may adversely affect our results of operations.

Under a settlement agreement with the DOJ relating to our merger with DTM, we must license certain of our patents for use in the manufacture and sale of either SL or LS products, but not both, in North America.  We refer to this settlement agreement as the Final Judgment.  The Final Judgment requires that, by five days after we receive notice that the court has entered the Final Judgment, we must have completed the license to a company that currently manufactures either stereolithography or laser sintering machines.  The court has not yet entered the Final Judgment.  If we cannot complete the license within the time period provided under the Final Judgment, the DOJ may ask the court to appoint a trustee, who will be empowered to complete the license to a purchaser acceptable to the DOJ, on terms then obtainable by the trustee using its reasonable efforts.  Any proposed license agreement is subject to DOJ consent.  Thus, the DOJ may reject the licensee or seek amendment to the terms of the proposed license agreement.  Consequently, we may have to license these patents on terms we do not believe are advantageous to us, and on terms that we believe may materially and adversely affect our results of operations.  On February 15, 2002, we executed a license agreement and submitted it to the DOJ. Under the terms of the Final Judgment, we cannot complete this license until it is approved.  The DOJ is currently reviewing the terms of the proposed license agreement and our proposed licensee.

Our substantial debt could adversely affect our financial health and affect our ability to run our business.

We have a significant amount of debt outstanding.  As of December 31, 2001, our debt was  $34 million.  You should be aware that this level of debt could have important consequences to you as a holder of shares.  Below we have identified for you some of the material potential consequences resulting from this significant amount of debt.

•               We may be unable to obtain additional financing for working capital, capital expenditures, acquisitions and general corporate purposes.

•               A significant portion of our cash flow from operations must be dedicated to the repayment of indebtedness, thereby reducing the amount of cash we have available for other purposes.

•               Our ability to adapt to changing market conditions may be hampered. We may be more vulnerable in a volatile market and at a competitive disadvantage to our competitors that have less debt.

•               Our operating flexibility is more limited due to financial and other restrictive covenants, including restrictions on incurring additional debt, creating liens on our properties, making acquisitions and paying dividends.

•               We will be subject to the risks that interest rates and our interest expense will increase.

•               Our ability to plan for, or react to, changes in our business is more limited.

Under certain circumstances, we may be able to incur additional indebtedness in the future.  If we add new debt, the related risks that we now face could intensify.

We require a significant amount of cash to service our debt.

Our substantial amout of debt requires us to dedicate a significant portion of our cash flow from operations to pay down our indebtedness, thereby reducing the funds available to us for working capital, capital expenditures and general corporate purposes. Our ability to make payments on our debt will depend on our ability to generate cash in the future.  Insufficient cash flow could place us at risk of default under our debt agreements or could prevent us from expanding our business as planned.  Our ability to generate cash is subject to general economic, financial, competitive, regulatory and other factors that are beyond our control.  Our business may not generate sufficient cash flow from operations, our strategy to increase operating efficiencies may not be realized and future borrowings may not be available to use under our credit facility in an amount sufficient to enable us to fund our liquidity needs.

Our failure to satisfy covenants in our debt instruments will cause a default under those instruments.

In addition to imposing restrictions on our business and operations, our debt instruments include a number of covenants relating to financial ratios and tests.  The covenants include requirements that we meet certain earning levels relative to our debt.  For the year ended December 31, 2001, we experienced a net loss.  If we continue to have losses and we achieve no further reductions in our debt level, it will have a negative impact on our ability to comply with this requirement.  In addition, our ability to comply with these covenants may be affected by events beyond our control, including prevailing economic, financial and industry conditions.  The breach of any of these covenants would result in a default under these instruments.  An event of default would permit our lenders to declare all amounts borrowed from them to be due and payable, together with accrued and unpaid interest.  Moreover, these lenders would have the option to terminate any obligation to make further extensions of credit under these instruments.  If we are unable to repay debt to our senior lenders, these lenders could proceed against our assets.

The significant competition we face could cause us to lose market share or reduce prices.

To compete effectively, in this dynamic and changing business area, we may be required to reduce prices for our products, increase our operating costs, or take other measures that could adversely impact our business.  We compete for customers with a wide variety of producers of models, prototypes and other 3-dimensional objects, ranging from traditional model makers and subtractive-type producers, such as CNC machine makers, to a wide variety of additive solid imaging system manufacturers as well as service bureaus that provide any or all of these types of technology.  Consequently, we are subject to the effects of technological change, innovation, and new product introductions.  Some of our existing and potential competitors are researching, designing, developing and marketing other types of equipment, materials and services.  In addition, we will face substantial competition for SL materials upon the termination of our distribution agreement with Vantico on April 22, 2002.  Many of these competitors have financial, marketing, manufacturing, distribution and other resources substantially greater than ours.  In many cases, the existence of these competitors extends the purchase decision time as customers investigate the alternative products and solutions.  Also, these competitors have marketed these products successfully to our existing and potential customers.

We expect further competition will arise from the technology license agreement to be entered into pursuant to the consent Final Judgment issued by the U.S. Department of Justice.  Under the terms of the Final Judgment, we are required to license our existing patents with respect to either our stereolithography or laser sintering technology to a viable and ongoing commercial enterprise capable of competing effectively in the applicable market.  The licensee may introduce its existing product line into the United States, and may enhance this product line or develop new products, in either case, under the license of our existing patents.  As a consequence of our license of these patents, we may lose market share and/or be required to reduce prices or take other measures that could adversely affect our results of operations in an effort to remain competitive.

We also expect future competition may arise from the termination of our distribution agreement with Vantico, the development of allied or related techniques, both additive and subtractive, that are not encompassed by our patents, the issuance of patents to other companies that inhibit our ability to develop certain products, and the improvement to existing technologies.  We have determined to follow a strategy of continuing product development and aggressive patent prosecution to protect our position to the extent practicable.  We cannot assure you that we will be able to maintain our current position in the field or continue to compete successfully against current and future sources of competition.

We, as successor to DTM, currently are involved in intellectual property litigation, the outcome of which could materially and adversely affect us.

On August 24, 2001, we completed our acquisition of DTM.  As the successor to DTM, we face direct competition for selective laser sintering equipment and materials outside the United States from EOS GmbH of Planegg, Germany, which we refer to as EOS.  Prior to our acquisition, DTM had been involved in significant litigation with EOS in France, Germany, Italy, Japan and the United States with regard to its proprietary rights to selective laser sintering technology.  EOS has also challenged the validity of patents related to laser sintering in the European Patent Office and the Japanese Patent Office.  In addition, EOS filed a patent infringement suit against DTM in federal court in California alleging that DTM infringed certain U.S. patents that we license to EOS.

We cannot assure you that we will successfully defend against the claims of invalidity and infringement.  Our inability to resolve the claims or to prevail in any related litigation could result in a finding of infringement of our licensed patents.  Additionally, one EOS patent is asserted which, if found valid and infringed, could preclude the continued development and sale of certain of our laser sintering products that incorporate the intellectual property that is the subject of the patent.  In addition, we may become obligated to pay substantial monetary damages for past infringement.  Regardless of the outcome of these actions we will continue to incur significant related expenses and costs that could have a material adverse effect on our business and operations.  Furthermore, these actions could involve a substantial diversion of the time of some members of management.  The failure to preserve our laser sintering intellectual property rights and the costs associated with these actions could have a material adverse effect on our results of operations, liquidity and financial condition and could cause significant fluctuations in operating results from quarter to quarter.

The mix of products we sell affects our overall profit margins.

We continuously expand our product offerings, including our materials, and work to increase the number of geographic markets in which we operate and the distribution channels we use in order to reach our various target markets and customers.  This variety of products, markets and channels results in a range of gross margins and operating income which can cause substantial quarterly fluctuations depending on the mix of product shipments from quarter to quarter.  We may experience significant quarterly fluctuations in gross margins or net income due to the impact of the mix of products, channels, or geographic markets utilized from period to period.  More recentrly, our mix of products sold has reflected increased sales of our lower end systems which have reduced gross margins as compared to the high end SLA systems.  if this trend continues over time, we may experience lower average gross margins and returns.

Our operating results vary from quarter to quarter, which could impact our stock price.

Our operating results fluctuate from quarter to quarter and may continue to fluctuate in the future.  In some quarters it is possible that results could be below expectations of analysts and investors.  If so, the price of our common stock may decline.

Many factors, some of which are beyond our control, may cause these fluctuations in operating results.  These factors include:

Acceptance and reliability of new products in the market,

Size and timing of product shipments,

Currency and economic fluctuations in foreign markets and other factors affecting international sales,

Price competition,

Delays in the introduction of new products,

General worldwide economic conditions,

Changes in the mix of products and services sold,

Impact of ongoing litigation, and

Impact of changing technologies.

In addition, certain of our components require an order lead time of three months or longer.  Other components that currently are readily available may become more difficult to obtain in the future.  We may experience delays in the receipt of some key components.  To meet forecasted production levels, we may be required to commit to long lead time items prior to receiving orders for our products.  If our forecasts exceed actual orders, we may hold large inventories of slow moving or unusable parts, which could have an adverse effect on our cash flows, profitability and results of operations.

We depend on a single or limited number of suppliers for specified components.  If these relationships terminate, our business may be disrupted while we locate an alternative supplier.

We subcontract for manufacture of material laser sintering components, powdered sintering materials and accessories from a single-source third-party supplier.  There are several potential suppliers of the material components, parts and subassemblies for our stereolithography products.  However, we currently use only one or a limited number of suppliers for several of the critical components, parts and subassemblies, including our lasers, materials and certain ink jet components.  Our reliance on a single or limited number of vendors involves many risks including:

Shortages of some key components,

Product performance shortfalls, and

Reduced control over delivery schedules, manufacturing capabilities, quality and costs.

If any of our suppliers suffers business disruptions, financial difficulties, or if there is any significant change in the condition of our relationship with the supplier, our costs of goods sold may increase or we may be unable to obtain these key components for our products.  In either event, our revenues, results of operations, liquidity and financial condition would be adversely affected.  While we believe we can obtain most of the components necessary for our products from other manufacturers, any unanticipated change in the source of our supplies, or unanticipated supply limitations, could adversely affect our ability to meet our product orders.

If we do not keep pace with technological change and introduce new products, we may lose revenue and market share.

To remain competitive, we must continue to enhance and improve the functionality and features of our products, services and technologies.  We are affected by rapid technological change, changes in user and customer requirements and preferences, frequent new product and service introductions embodying new technologies and the emergence of new standards and practices.  These developments could render our existing products and proprietary technology and systems obsolete.  Our success will depend, in part, on our ability to:

Obtain leading technologies useful in our business,

Enhance our existing products,

Develop new products and technology that address the increasingly sophisticated and varied needs of prospective customers, particularly in the area of material functionality,

Respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis, and

Retain key technology employees.

Also, new technologies or materials that render our existing products and services obsolete may be developed.  We believe that our future success will depend on our ability to deliver products that meet changing technology and customer needs.  We expect that our merger with DTM and our acquisitions of RPC and OptoForm SARL will allow us to expand our product offerings and increase capabilities to expand into advanced digital manufacturing and rapid tooling.  We cannot assure you, however, that we will develop the OptoForm technology on a cost-effective basis or at all, or if developed, that it will lead to commercially viable products.  In addition, we cannot assure you that the acquisition of DTM or RPC will enable us to further expand into advanced digital manufacturing and rapid tooling.

Our new products may require refinement following introduction and may not be commercially accepted.

In July 2001 our newest SLA and SLS systems were introduced.  Although these products undergo thorough quality assurance testing, we have encountered problems in connection with prior new product introductions, and we cannot assure you that we will be able to fix any new problems that arise in a timely manner, or at all.  Also, we cannot assure you that any new products we develop will be commercially accepted.  If there are material problems with our new products, or if the marketplace does not accept these products, our revenues and profitability may decline and we may lose market share.

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

Unexpected changes in regulatory requirements,

Export controls, tariffs and other barriers,

Social and political risks,

Fluctuations in currency exchange rates,

Seasonal reductions in business activity in certain parts of the world, particularly during the summer months in Europe,

Reduced protection for intellectual property rights in some countries,

Difficulties in staffing and managing foreign operations,

Taxation, and

Other factors, depending on the country in which an opportunity arises.

In order to manage our exposure to risks associated with fluctuations in foreign currency exchange rates, we have entered into hedging transactions.  These hedging transactions include purchases of options or forward contracts to minimize the risk associated with cash payments from foreign subsidiaries to 3D Inc.  However, we cannot assure you that our hedging transactions will provide us adequate protection in our foreign operations, and consequently our overall revenues and results of operations may be adversely affected.

We have incurred and may continue to incur substantial expense protecting our patents and proprietary rights, which we believe are critical to our success.

We regard our copyrights, service marks, trademarks, trade secrets, patents and similar intellectual property as critical to our success.  Third parties may infringe or misappropriate our proprietary rights, and we intend to pursue enforcement and defense of our patents and other proprietary rights.  We have incurred, and may continue to incur, significant expenses in preserving our proprietary rights, and these costs could have a material adverse effect on our results of operations, liquidity and financial condition and could cause significant fluctuations in our operating results from quarter to quarter.

As of December 31, 2001, we held 301 patents, which include 143 in the United States, 101 in Europe, 13 in Japan, and 44 in other foreign jurisdictions.  At that date, we had 33 pending patent applications with the United States, 75 in the Pacific Rim, 43 in Europe, 7 in Canada and 1 in Latin America.  As we discover new developments and components to our technology, we intend to apply for additional patents.  Effective trademark, service mark, copyright, patent and trade secret protection may not be available in every country in which our products and services are made available.  We cannot assure you that the pending patent applications will be granted or that we have taken adequate steps to protect our proprietary rights, especially in countries where the laws may not protect our rights as fully as in the United States.  We currently are involved in several patent infringement actions.  In addition, our competitors may independently develop or initiate technologies that are substantially similar or superior to ours.  We cannot be certain that we will be able to maintain a meaningful technological advantage over our competitors.

We may be subject to product liability claims.

Products as complex as those we offer may contain undetected defects or errors when first introduced or as enhancements are released that, despite our testing, are not discovered until after the product has been installed and used by customers, which could result in delayed market acceptance of the product or damage to our reputation and business.  We attempt to include provisions in our agreements with customers that are designed to limit our exposure to potential liability for damages arising from defects or errors in our products.  However, the nature and extent of such limitations vary from customer to customer, and it is possible that these limitations may not be effective as a result of unfavorable judicial decisions or laws enacted in the future. The sale and support of our products entails the risk of product liability claims. Any product liability claim brought against us, regardless of its merit, could result in material expense to us, diversion of management time and attention, and damage to our business reputation and ability to retain existing customers or attract new customers.

Volatility of stock price.

Our future earnings and stock price may be subject to significant volatility, particularly on a quarterly basis.  Shortfalls in our revenues or earnings in any given period relative to the levels expected by securities analysts could immediately, significantly and adversely affect the trading price of our common stock.

Historically, our stock price has been volatile.  The prices of the common stock have ranged from $8.81 to $18.52 during the 52-week period ended February 1, 2002.

Factors that may have a significant impact on the market price of our common stock include:

Future announcements concerning our developments or those of our competitors, including the receipt of substantial orders for products,

Quality deficiencies in services or products,

Results of technological innovations,

New commercial products,

Changes in recommendations of securities analysts,

Proprietary rights or product, patent or other litigation, and

Sales or purchase of substantial blocks of stock.

The loss of members of the management team provided by Regent Pacific Management Corporation for our executive management may disrupt our business.

We depend on the management and leadership of a team provided to us by Regent Pacific Management Corporation.  The loss of any member of this team could materially adversely affect our business.  The management services provided under our agreement with Regent Pacific include the services of Brian K. Service as President and Chief Executive Officer and certain other executives.  Our agreement with Regent Pacific expires on September 9, 2002.  If the agreement with Regent Pacific were canceled, the loss of the Regent Pacific personnel could have a material adverse effect on our operations, especially during any transition phase to new management.  Similarly, if any adverse change in our relationship with

Regent Pacific occurs, it could hinder management’s ability to direct our business and materially and adversely affect our results of operations and financial condition.

Takeover and defense provisions may adversely affect the market price of our common stock.

Various provisions of our corporate governance documents and of Delaware law, together with our shareholders rights plan, may inhibit changes in control not approved by our Board of Directors and may have the effect of depriving you of an opportunity to receive a premium over the prevailing market price of our common stock in the event of an attempted hostile takeover.

The Board is authorized to issue up to five million shares of preferred stock.  The Board also is authorized to determine the price, rights, preferences and privileges of those shares without any further vote or action by the stockholders.  The rights of the holders of any preferred stock may adversely affect the rights of holders of common stock.  Our ability to issue preferred stock gives us flexibility concerning possible acquisitions and financing, but it could make it more difficult for a third party to acquire a majority of our outstanding voting stock.  In addition, any preferred stock to be issued may have other rights, including economic rights, senior to the common stock, which could have a material adverse effect on the market value of the common stock.  In addition, provisions of our Certificate of Incorporation and Bylaws could have the effect of discouraging potential takeover attempts or making it more difficult for stockholders to change management.

We are subject to Delaware laws that could have the effect of delaying, deterring or preventing a change in control of our company.  One of these laws prohibits us from engaging in a business combination with any interested stockholder for a period of three years from the date that the person became an interested stockholder, unless certain conditions are met.

In addition, we have adopted a Shareholders’ Rights Plan.  Under the Shareholders’ Rights Plan, we distributed a dividend of one right for each outstanding share of our common stock.  These rights will cause substantial dilution to the ownership of a person or group that attempts to acquire us on terms not approved by our Board of Directors and may have the effect of deterring hostile takeover attempts.

The number of shares of common stock issuable upon conversion of our Debentures could dilute your ownership and negatively impact the market price for our common stock.

We have outstanding Debentures that are convertible into common stock at the holders’ option at a conversion price of $12.00 per share.  If the holders elect to convert all $10 million principal amount of the Debentures, we would be obligated to issue 833,333 shares of our common stock at $12.00 per share.  To the extent that all of the Debentures are converted, a significantly greater number of shares of our common stock will be outstanding and the interests of our existing stockholders may be diluted.  Moreover, future sales of substantial amounts of our stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our common stock.

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

We are exposed to interest rate risk on our revolving credit facility and term loan with US Bank, which have variable interest rates.  At December 31, 2001, we had a total of $6.2 million outstanding under our revolving credit facility and $15.0 million outstanding on our term loan.  The interest rates at December 31, 2001 for the revolving credit facility and the term loan were 4.85% and 5.75%, respectively.  The revolving credit facility expires in 2004.  We are required to pay quarterly payments on our term loan of $750,000 through 2007.  An increase or decrease in the variable interest rate of 1.00% would increase or decrease our interest expense by $211,000.

We have an industrial development bond on our Colorado facility, which has an outstanding balance of  $4.4 million.  We will make annual principal payments of $135,000, $150,000, $165,000, $180,000, $200,000, for the years ending 2002, 2003, 2004, 2005, 2006 and $3,545,000 thereafter.  The bond has a variable interest rate and the interest rate at December 31, 2001 was 4.53%. An increase or decrease in the variable interest rate of 1.00% would increase or decrease our interest expense by $44,000. We have not entered into any hedging contracts to protect ourselves against future changes in interest rates, which could negatively impact the amount of interest we are required to pay.  However, we do not feel that this risk is significant and we do not plan to attempt to hedge to mitigate this risk in the foreseeable future.

In the fourth quarter of 2001, we sold convertible subordinate debentures.  As of December 31, 2001 we received $9.4 million in proceeds from this sale.  We received additional proceeds of $600,000 in January 2002, for a total of $10.0 million.  The convertible debentures are convertible into an aggregate of 833,333 shares of our common stock immediately at the option of the holder or at our discretion at any time after December 31, 2003, and prior to maturity at December 31, 2006.  The debentures bear interest at the rate of 7% payable quarterly.  The Chairman of the Board of Directors and related parties contributed $1.0 million to the completion of the convertible debentures.

The carrying amount, principal maturity and estimated fair value of long-term debt exposure as of December 31, 2001 are as follows:

	Carrying Amount 2001	2002	2003	Payments 2004	2005	2006	Later Years	Fair Value
Line of credit	$6,151	$6,151	$—	$—	$—	$—	$—	$6,151
Interest rate	4.85%	4.85%	4.85%	4.85%	4.85%	4.85%	4.85%
Term loan	$15,000	$3,000	$3,000	$3,000	$3,000	$3,000	$—	$15,000
Interest rate	5.75%	5.75%	5.75%	5.75%	5.75%	5.75%	5.75%
Industry Development Bond	$4,375	$135	$150	$165	$180	$200	$3,545	$4,375
Interest rate	4.53%	4.53%	4.53%	4.53%	4.53%	4.53%	4.53%
Subordinated debt	$9,400	$—	$—	$—	$—	$9,400	$—	$9,400
	7.00%	7.00%	7.00%	7.00%	7.00%	7.00%	7.00%	7.00%

Foreign Currency Risk.  International revenues accounted for 48.7% of our total revenue in 2001.  International sales are made primarily from our foreign sales subsidiaries in their respective countries and are denominated in United States dollars or the local currency of each country.  These subsidiaries also incur most of their expenses in the local currency.  Accordingly, all foreign subsidiaries use the local currency as their functional currency.

Our international business is subject to risks typical of an international business, including, but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility.  Accordingly, our future results could be materially adversely impacted by changes in these or other factors.

Our exposure to foreign exchange rate fluctuations arises in part from inter-company accounts in which costs incurred in the United States are charged to our foreign sales subsidiaries.  These inter-company accounts are typically denominated in United States dollars.  We are also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into United States dollars in consolidation.  As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability.  The realized effect of foreign exchange rate fluctuations in 2001 resulted in a $227,000 loss.

As of December 31, 2001, we had investments in foreign operations that are sensitive to foreign currency exchange rates, including non-functional currency denominated receivables and payables.  The net amount that is exposed in foreign currency when subjected to a 10% change in the value of the functional currency versus the non-functional currency produces an immaterial change in our balance sheet as of December 31, 2001.

Item 8.   Financial Statements and Supplementary Data

Consolidated financial statements as of December 31, 2001 and 2000 and for each of the three years in the period ended December 31, 2001 and the Independent Auditor’s Reports are included on pages F-1 to F-32 of this Annual Report on Form 10-K.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

Information with respect to executive officers of the Registrant required by Item 401(b) of Regulation S-K is presented at the end of Part I of this Form 10-K.  Information regarding Directors of the Registrant required by Item 401 of Regulation S-K and information regarding Directors and Executive Officers of Registrant required by Item 405 of Regulation S-K will be presented under the caption “Election of Directors” in the definitive Proxy Statement for the Company’s 2002 Annual Meeting of Shareholders, and is incorporated herein by reference.

Item 11.  Executive Compensation

The information required by Item 402 of Regulation S-K will be presented under the captions “Election of Directors” and “Executive Compensation” in the definitive Proxy Statement for the Company’s 2002 Annual Meeting of Shareholders, and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information required by Item 403 of Regulation S-K will be presented under the caption “Principal Shareholders” in the definitive Proxy Statement for the Company’s 2002 Annual Meeting of Shareholders, and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

The information required by Item 404 of Regulation S-K will be presented under the caption “Transactions with Executive Officers and Directors” and 5% Stockholders in the definitive Proxy Statement for the Company’s 2002 Annual Meeting of Shareholders, and is incorporated herein by reference.

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

The following exhibits are included as part of this Annual Report on Form 10-K and incorporated herein by this reference:

1.1

Arrangement Agreement (and related exhibits) among Registrant, 3-D Canada and Avenue Hall Holding Corporation, dated as of May 19, 1993.  Incorporated by reference to Exhibit 1.1 to Form 8-B filed August 16, 1993, and the amendment thereto, filed on Form 8-B/A on February 4, 1994.

1.2

Exchange Agreement among Registrant, 3-D Canada, Avenue Hall Holding Corporation and Montreal Trust Company of Canada, dated as of May 19, 1993.  Incorporated by reference to Exhibit 1.2 to Form 8-B filed August 16, 1993, and the amendment thereto, filed on Form 8-B/A on February 4, 1994.

2.1

Material captioned “United States Domestication of the Company” set forth in the Information Circular (Proxy Statement) dated May 21, 1993, for the Annual Meeting of Shareholders of 3-D Canada, held on June 25, 1993, filed with the Securities and Exchange Commission on May 24, 1993, incorporated herein by reference.

2.2

Asset Purchase Agreement entered into as of December 31, 1990 by and between Spectra-Physics GmbH and 3D Systems GmbH.  Incorporated by reference to Exhibit 2.1 to 3-D Canada’s Current Report on Form 8-K, filed January 14, 1991, and the amendments thereto.

2.3

Agreement for transfer of a business entered into as of December 31, 1990 by and between Spectra-Physics (France) and 3D Systems France.  Incorporated by reference to Exhibit 2.2 to 3-D Canada’s Current Report on Form 8-K, filed January 14, 1991, and the amendments thereto.

2.4

Asset Purchase Agreement entered into as of December 31, 1990 by and between Spectra-Physics Limited and 3D Systems, Inc. Limited (England).  Incorporated by reference to Exhibit 2.3 to 3-D Canada’s Current Report on Form 8-K, filed January 14, 1991, and the amendments thereto.

2.5

Amendment dated August 28, 1991 to Asset Purchase Agreement between 3D Systems GmbH and Spectra-Physics GmbH dated December 29, 1990.  Incorporated by reference to Exhibit 2.4 to 3-D Canada’s Current Report on Form 8-K, filed September 11, 1991.

3.1	Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to Form 8-B filed August 16, 1993, and the amendment thereto, filed on Form 8-B/A on February 4, 1994.

3.2	Bylaws of Registrant. Incorporated by reference to Exhibit 3.2 to Form 8-B filed August 16, 1993, and the amendment thereto, filed on Form 8-B/A on February 4, 1994.

4.1*	1989 Employee and Director Incentive Plan. Incorporated by reference to Exhibit 4.1 to Form 8-B filed August 16, 1993, and the amendment thereto, filed on Form 8-B/A on February 4, 1994.

4.2*

Form of Director Option Contract pursuant to the 1989 Employee and Director Incentive Plan.  Incorporated by reference to Exhibit 4.2 to Form 8-B filed August 16, 1993, and the amendment thereto, filed on Form 8-B/A on February 4, 1994.

*Management contract or compensatory plan or arrangement

4.3*

Form of Officer Option Contract pursuant to the 1989 Employee and Director Incentive Plan.  Incorporated by reference to Exhibit 4.3 to Form 8-B filed August 16, 1993, and the amendment thereto, filed on Form 8-B/A on February 4, 1994.

4.4*

Form of Employee Option Contract pursuant to the 1989 Employee and Director Incentive Plan.  Incorporated by reference to Exhibit 4.4 to Form 8-B filed August 16, 1993, and the amendment thereto, filed on Form 8-B/A on February 4, 1994.

4.5*	Form of Director Option Contract pursuant to the 1996 Non-Employee Director Stock Option Plan. Incorporated by reference to Exhibit 4.5 of Registrant’s Form 10-K for the year ended December 31, 1999.

4.6*

Form of Incentive Stock Option Contract for Executives pursuant to the 1996 Stock Incentive Plan.  Incorporated by reference to Exhibit 4.6 of Registrant’s Form 10-K for the year ended December 31, 2000.

4.7*

Form of Non-statutory Stock Option Contract for Executives pursuant to the 1996 Stock Incentive Plan. Incorporated by reference to Exhibit 4.7 of Registrant’s Form 10-K for the year ended December 31, 2000.

4.8*	Form of Employee Incentive Stock Option Contract pursuant to the 1996 Stock Incentive Plan. Incorporated by reference to Exhibit 4.8 of Registrant’s Form 10-K for the year ended December 31, 1999.

4.9*	Form of Employee Non-statutory Stock Option Contract pursuant to the 1996 Stock Incentive Plan. Incorporated by reference to Exhibit 4.9 of Registrant’s Form 10-K for the year ended December 31, 1999.

10.1

Lease with respect to Valencia property dated as of July 12, 1988, by and between 3D Inc and Valencia Tech Associates.  Incorporated by reference to Exhibit 3.1 to 3-D Canada’s annual Report on Form 20-F for the year ended December 31, 1987 (Reg. No. 0-16333).

10.2

Amendment No. 1 to Lease Agreement between 3D Inc and Katell Valencia Associates, a California limited partnership, dated May 28, 1993.  Incorporated by reference to Exhibit 10.2 to Form 8-B filed August 16, 1993, and the amendment thereto, filed on Form 8-B/A on February 4, 1994.

10.3

Agreement dated as of July 19, 1988, by and among 3D Inc, UVP, Cubital, Ltd. and Scitex Corporation Ltd.  Incorporated by reference to Exhibit 3.10 to 3-D Canada’s Annual Report on Form 20-F for the year ended December 31, 1987 (Reg. No. 0-16333).

10.4

Form of Subscription Agreement made as of the 18th day of April, 1989 between 3-D Canada and placees pursuant to the private placement of special warrants completed on April 27, 1989, together with all Schedules thereto, and form of Confirmation of Agreement.  Incorporated by reference to Exhibit 2.6 to 3-D Canada’s Annual Report on Form 20-F for the year ended December 31, 1988.

10.5	Patent Purchase Agreement dated January 5, 1990 by and between 3D Inc and UVP. Incorporated by reference to Exhibit 10.28 to 3-D Canada’s Registration Statement on Form S-1 (Reg. No. 33-31789).

10.6

Security Agreement dated as of the 5th day of January, 1990 by and between UVP and 3D Inc relating to security interest in UVP Patent.  Incorporated by reference to Exhibit 10.29 to 3-D Canada’s Registration Statement on Form S-1 (Reg. No. 33-31789).

10.7	Assignment of UVP Patent dated January 12, 1990 by UVP to 3D Inc. Incorporated by reference to Exhibit 10.30 to 3-D Canada’s Registration Statement on Form S-1 (Reg. No. 33-31789).

10.8

Exchange Agreement dated July 23, 1990 by and among 3-D Canada, 3D Inc, Ciba-Geigy Capital Corporation, Raymond S. Freed, Charles W. Hull, Bethany Griffiths, Virginia Hiramatsu, Paul B. Warren and Edwin J. Kaftal, together with all Exhibits thereto.  Incorporated by reference to Exhibit 10.30 to 3-D Canada’s Registration Statement on Form S-1 (Reg. No. 33-31789).

10.9

Research and Development Agreement entered into as of July 1, 1990 by and between 3D Inc and Ciba-Geigy Limited.  Incorporated by reference to Exhibit 10.32 to 3-D Canada’s Current Report on Form 8-K filed August 21, 1990, and the amendments thereto.

*Management contract or compensatory plan or arrangement

10.10

Distribution Agreement entered into as of July 1, 1990 by and between 3D Inc and Ciba-Geigy Limited.  Incorporated by reference to Exhibit 10.33 to 3-D Canada’s Current Report on Form 8-K filed August 21, 1990, and the amendments thereto.

10.11

Form of Indemnification Agreement between Registrant and certain of its executive officers and directors.  Incorporated by reference to Exhibit 10.18 to Form 8-B filed August 16, 1993, and the amendment thereto, filed on  Form 8-B/A on February 4, 1994.

10.12

Amendment No. 1 to a Shareholders’ Agreement, such Shareholders’ Agreement being dated as of April 10, 1991, among 1726 Holdings Ltd., a British Columbia corporation (“1726”), Lionheart Capital Corp., a British Columbia corporation (“Lionheart”), 3-D Canada, and Raymond S. Freed, Charles W. Hull, Bethany Griffiths, Virginia Hiramatsu, Paul B. Warren and Edwin J. Kaftal (Freed, Hull, Griffiths, Hiramatsu, Warren and Kaftal are collectively referred to as the “Founders”), dated as of May 5, 1993, by and among 1726, Lionheart, 3-D Canada, the Founders and Registrant.  Incorporated by reference to Exhibit 10.19 to Form 8-B filed August 16, 1993, and the amendment thereto, filed on Form 8-B/A on February 4, 1994.

10.13

Standby Share Purchase Agreement dated as of May 26, 1992, by and among 3-D Canada and Invesco MIM, C&S Investment Management, Ltd., Noland Carter, Prudential Portfolio Managers Limited, Fred C. Goad, Jr., The Clark Estates, Inc., and Foreign & Colonial Smaller Companies PLC.  Incorporated by reference to Exhibit 1.2 to 3-D Canada’s Registration Statement on Form S-2 (Reg. No. 33-46823).

10.14

Stock Purchase Agreement, as amended, dated as of September 30, 1986, by and among 3D Inc, Lionheart Resources Corporation, a British Columbia corporation, and 3-D Canada.  Incorporated by reference to Exhibit 4 to 3-D Canada’s annual report on Form 20-F for the year ended December 31, 1987 (Reg. No. 0-16333).

10.15*

Employment Agreement dated March 1, 1994, by and among Registrant, 3D Systems, Inc., a California corporation and Charles W. Hull.  Incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q for the quarterly period ended July 1, 1994, filed on August 9, 1994.

10.16

Amendment to Loan Agreement dated as of August 3, 1994, by and between 3D Systems, Inc., 3D Systems Inc. Limited, 3D Systems France SARL, 3D Systems GmbH and Silicon Valley Bank.  Incorporated by reference to Exhibit 10.36 to Registrant’s Form 10-Q for the quarterly period ended September 30, 1994, filed on November 4, 1994.

10.17

Letter of Intent dated March 7, 1995 by and between 3D Systems, Inc., a California corporation and Ciba-Geigy Corporation, a New York corporation.  Incorporated by reference to Exhibit 10.40 to Form 10-K for the year ended December 31, 1994.

10.18

Agreement dated October 4, 1995 between Registrant and Mesa County Economic Development Council, Inc., a Colorado non-profit corporation.  Incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q for the quarterly period ended September 29, 1995, filed on November 13, 1995.

10.19

Amendment No. 1 to Distribution Agreement dated May 15, 1995 between Ciba Specialty Chemicals and Registrant.  Incorporated by reference to Exhibit 10.40 to Amendment No. 1 to Registration Statement on Form S-2, filed on May 25, 1995.

10.20

Registration and Indemnification Agreement dated June 1995 between Registrant and 1726 Holdings Canada, Inc.  Incorporated by reference to Exhibit 10.41 to Amendment No. 2 to Registration Statement of Form S-2, filed on June 13, 1995.

10.21*

Employment Agreement dated as of December 27, 1995 between Registrant and A. Sidney Alpert.  Incorporated by reference to Exhibit 10.43 to Registrant’s 10-K for the year ended December 31, 1995, filed on April 1, 1996.

10.22

License, Development, and OEM Agreement dated March 31, 1995 between Spectra, Inc. and 3D Systems, Inc.  Incorporated by reference to Exhibit 10.45 to Registrant’s 10-K for the year ended December 31, 1995 filed on April 1, 1996.  [Portions of the exhibit have been omitted and filed separately with the SEC pursuant to a grant of confidential treatment.]

*Management contract or compensatory plan or arrangement

10.23*

Asset Purchase Agreement dated as of August 30, 1996 by and between 3D Systems, Inc., a California corporation, Keltool, Inc. a Minnesota corporation and Wayne Duescher.  Incorporated by reference to Exhibit 10.1 to Registrant’s 10-Q for the quarterly period ended September 27, 1996, filed on November 12, 1996.

10.24

Non-Competition Agreement dated September 9, 1996 by and between 3D Systems, Inc., a California corporation and Wayne O. Duescher.  Incorporated by reference to Exhibit 10.3 to Registrant’s 10-Q for the quarterly period ended September 27, 1996, filed on November 12, 1996.

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

10.28*

Agreement effective September 9, 1999 between Registrant and Regent Pacific Management Corporation. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed on February 17, 2000.

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

10.32*	Employment Agreement dated September 9, 1999 between Registrant and Mr. Arthur B. Sims. Incorporated by reference to Exhibit 10.53 to Form 10-K for the year ended December 31, 1999.

10.33*	Stock Option Agreement dated May 20, 1999 between Registrant and Mr. Arthur B. Sims. Incorporated by reference to Exhibit 10.54 to Form 10-K for the year ended December 31, 1999.

10.34*	Letter dated October 19, 1999 from Registrant to Mr. Arthur B. Sims. Incorporated by reference to Exhibit 10.55 to Form 10-K for the year ended December 31, 1999.

10.35*	Agreement effective August 8, 2000 between Registrant and Regent Pacific Management Corporation. Incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q for the third quarter of 2000.

10.36	Revolving Line of Credit Agreement dated August 8, 2000 between Registrant and CIT. Incorporated by reference to Exhibit 10.2 to Registrant’s Form 10-Q for the third quarter of 2000.

10.37*

Amendment to Employment Agreement effective August 8, 2000 between Registrant and Mr. Gary J. Sbona. Incorporated by reference to Exhibit 10.37 of Registrant’s Form 10-K for the year ended December 31, 2000.

10.38*	Employment letter effective May 10, 2000 between Registrant and Mr. Martin E. McGough. Incorporated by reference to Exhibit 10.38 of Registrant’s Form 10-K for the year ended December 31, 2000.

10.39*	Employment letter effective May 10, 2000 between Registrant and Mr. Grant R. Flaharty. Incorporated by reference to Exhibit 10.39 of Registrant’s Form 10-K for the year ended December 31, 2000.

10.40

Amendment dated August 6, 1993 to R&D Agreement of July 1, 1990 between Registrant and Ciba-Geigy Limited. Incorporated by reference to Exhibit 10.40 of Registrant’s Form 10-K for the year ended December 31, 2000.

*Management contract or compensatory plan or arrangement

10.41

Amendment dated August 27, 1998 to R&D Agreement of July 1, 1990 between Registrant and Ciba-Geigy Limited. Incorporated by reference to Exhibit 10.41 of Registrant’s Form 10-K for the year ended December 31, 2000.

10.42

Termination Agreement dated July 21, 2000, between 3D Systems Corporation, a California Corporation, Charles W. Hull (“Hull”), as Founders’ Agent pursuant to the Shareholders Agreement and Ciba Specialty Chemicals Canada Inc., a Canadian corporation (“Ciba Canada”), terminating the Shareholders’ Agreement, dated April 10, 1991, among 1726 Holdings Ltd., a British Columbia corporation (“1726”), Lionheart Capital Corp., a British Columbia corporation (“Lionheart”), 3-D Canada, and Raymond S. Freed, Charles W. Hull, Bethany Griffiths, Virginia Hiramatsu, Paul B. Warren and Edwin J. Kaftal (Freed, Hull, Griffiths, Hiramatsu, Warren and Kaftal are collectively referred to as the “Founders”), dated as of May 5, 1993, by and among 1726, Lionheart, 3-D Canada, the Founders and Registrant. Incorporated by reference to Exhibit 10.42 of Registrant’s Form 10-K for the year ended December 31, 2000.

10.43	Agreement and Plan of Merger by and among Registrant, Tiger Deals, Inc., a Delaware corporation, and DTM Corporation, a Texas corporation. Incorporated by reference to Form 8-K, filed April 2, 2001.

10.44*	Amendment to Employment Agreement effective October 30, 2001 between Registrant and Mr. Gary J. Sbona.

10.45	Agreement effective October 30, 2001 between Registrant and Regent Pacific Management Corporation.

21.1	Subsidiaries of Registrant.

23.1	Consent of Independent Auditors — Deloitte & Touche LLP.

23.2	Consent of Independent Accountants — PricewaterhouseCoopers LLP.

*Management contract or compensatory plan or arrangement

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

INDEPENDENT AUDITORS’  REPORT

To the Stockholders and Board of Directors of
3D Systems Corporation

Valencia, California

We have audited the accompanying consolidated balance sheets of 3D Systems Corporation and its subsidiaries (the “Company”) as of December 31, 2001 and 2000, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP
Deloitte & Touche LLP

Los Angeles, California
February 20, 2002
(March 22, 2002 as to Note 18)

REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors

3D Systems Corporation

In our opinion, the consolidated statements of operations, stockholders’ equity, cash flows and comprehensive income (loss) for the year ended December 31, 1999 present fairly, in all material respects, the results of operations and cash flows of 3D Systems Corporation and its subsidiaries for the year ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audit.  We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.  We have not audited the consolidated financial statements of 3D Systems Corporation for any period subsequent to December 31, 1999.

PricewaterhouseCoopers LLP

Woodland Hills, California
February 14,	2000

3D SYSTEMS CORPORATION

Consolidated Balance Sheets

As of December 31, 2001 and 2000

ASSETS	2001	2000
	(in thousands, except share amounts)
Current assets:
Cash and cash equivalents	$5,948	$18,999
Accounts receivable, net of allowance for Doubtful accounts of $2,710 (2001) and $1,599 (2000)	38,181	33,304
Current portion of lease receivables	498	1,497
Inventories	17,822	14,945
Deferred income taxes	5,271	2,824
Prepaid expenses and other current assets	2,817	3,496
Total current assets	70,537	75,065

Property and equipment, net	17,864	13,141
Licenses and patent costs, net	12,314	8,417
Deferred income taxes	6,618	5,210
Lease receivables, less current portion	1,750	3,629
Acquired technology, net	9,192	—
Goodwill	44,158	—
Other assets, net	3,572	4,435
	$166,005	$109,897
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Line of credit	$6,151	$—
Accounts payable	12,819	8,264
Accrued liabilities	15,681	9,574
Current portion of long-term debt	3,135	120
Customer deposits	1,624	1,087
Deferred revenues	13,697	11,471
Total current liabilities	53,107	30,516

Deferred tax liabilities	4,210	—
Other liabilities	3,329	3,210
Long-term debt, less current portion	16,240	4,375
Subordinated debt	9,400	—
	86,286	38,101
Commitments and contingencies (Note 16)	—	—
Stockholders’ equity:
Preferred stock, authorized 5,000 shares; none issued	—	—
Common stock, $.001 par value, authorized 25,000 shares; issued 13,357 and outstanding 13,132 (2001); and issued 12,423 and outstanding 12,198 (2000)	13	12
Capital in excess of par value	93,173	81,568
Notes receivable from officers and employees	(244)	(330)
Accumulated deficit	(5,263)	(3,922)
Accumulated other comprehensive loss	(6,420)	(3,992)
Treasury stock, at cost 225 shares (2001 and 2000)	(1,540)	(1,540)
Total stockholders’ equity	79,719	71,796
	$166,005	$109,897

See accompanying notes to consolidated financial statements.

Consolidated Statements of Operations

Years ended December 31, 2001, 2000 and 1999

	2001	2000	1999
	(in thousands, except per share amounts)
Sales:
Products	$87,042	$80,246	$66,806
Services	34,182	29,429	30,143
Total sales	121,224	109,675	96,949

Cost of sales:
Products	42,888	35,084	35,938
Services	24,961	21,729	20,975
Total cost of sales	67,849	56,813	56,913
Gross profit	53,375	52,862	40,036

Operating expenses:
Selling, general and administrative	43,761	32,710	35,273
Research and development	10,710	7,814	8,931
Other	—	—	3,384
Total operating expenses	54,471	40,524	47,588

Income (loss) from operations	(1,096)	12,338	(7,552)

Interest and other income (expense), net	(1,033)	115	11
Income (loss) before income taxes	(2,129)	12,453	(7,541)

Provision for (benefit from) income taxes	(788)	4,309	(2,240)

Net income (loss)	$(1,341)	$8,144	$(5,301)

Shares used to calculate basic net income (loss) per share	12,579	11,851	11,376

Basic net income (loss) per share	$(0.11)	$0.69	$(0.47)

Shares used to calculate diluted net income (loss) per share	12,579	12,889	11,376

Diluted net income (loss) per share	$(0.11)	$0.63	$(0.47)

See accompanying notes to consolidated financial statements.

Consolidated Statements of Stockholders’ Equity

Years ended December 31, 2001, 2000 and 1999

					Notes
					Receivable		Accumulated
	Common Stock			Capital in	From Officers		Other		Total
		Par Value		Excess of Par	And	Accumulated	Comprehensive	Treasury	Stockholders’
	Shares	$ 0.001		Value	Employees	Deficit	Income (Loss)	Stock	Equity
Balance at January 1, 1999	11,389	$12		$74,834	$(360)	$(6,765)	$376	$(1,540)	$66,557
Exercise of stock options	6	(a	)	32	—	—	—	—	32
Employee stock purchase plan	57	(a	)	256	—	—	—	—	256
Cancellation of officer loans	(19)	(a	)	(120)	120	—	—	—	—
Stock based compensation	—	—		62	—	—	—	—	62
Net loss	—	—		—	—	(5,301)	—	—	(5,301)
Cumulative translation adjustment	—	—		—	—	—	(1,998)	—	(1,998)
Balance at December 31, 1999	11,433	12		75,064	(240)	(12,066)	(1,622)	(1,540)	59,608
Exercise of stock options	779	(a	)	4,848	—	—	—	—	4,848
Shares exchanged in option exercise	(39)	(a	)	(669)	—	—	—	—	(669)
Exercise of stock warrants	5	(a	)	29	—	—	—	—	29
Employee stock purchase plan	20	(a	)	191	—	—	—	—	191
Forgiveness of officer loans	—	—		7	40	—	—	—	47
Employee stock loans	—	—		—	(250)	—	—	—	(250)
Repayment of officer loans	—	—		—	120	—	—	—	120
Tax benefit related to stock option exercises	—	—		2,046	—	—	—	—	2,046
Stock based compensation	—	—		52	—	—	—	—	52
Net income	—	—		—	—	8,144	—	—	8,144
Cumulative translation adjustment	—	—		—	—	—	(2,370)	—	(2,370)
Balance at December 31, 2000	12,198	12		81,568	(330)	(3,922)	(3,992)	(1,540)	71,796
Exercise of stock options	294	(a	)	2,127	—	—	—	—	2,127
Private placement	617	(a	)	8,021	—	—	—	—	8,021
Employee stock purchase plan	23	(a	)	242	—	—	—	—	243
Repayment of officer loans	—	—		—	86	—	—	—	86
Tax benefit related to stock option exercises	—	—		1,215	—	—	—	—	1,215
Net loss	—	—		—	—	(1,341)	—	—	(1,341)
Cumulative translation adjustment	—	—		—	—	—	(2,428)	—	(2,428)
Balance at December 31, 2001	13,132	$13		$93,173	$(244)	$(5,263)	$(6,420)	$(1,540)	$79,719

(a)  Amounts not shown due to rounding

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

Years ended December 31, 2001, 2000 and 1999

Cash flows from operating activities:	2001	2000	1999
	(in thousands)
Net income (loss)	$(1,341)	$8,144	$(5,301)
Adjustments to reconcile net income (loss) to net cash Provided by operating activities:
Deferred income taxes	(1,750)	1,979	(2,881)
Depreciation and amortization	7,704	6,245	6,068
Forgiveness of officer loan	—	47	—
Tax benefit related to stock option exercises	1,215	2,046	—
Stock-based compensation	—	52	—
Loss on disposition of property and equipment	834	—	—
Changes in operating assets and liabilities, excluding effects of acquisitions:
Accounts receivable	(776)	(7,495)	(4,276)
Lease receivables	2,927	(2,083)	4,828
Inventories	(2,047)	(6,963)	995
Prepaid expenses and other current assets	1,849	(1,520)	(112)
Other assets	(186)	(2,523)	(576)
Accounts payable	2,096	2,536	1,229
Accrued liabilities	(2,251)	548	579
Customer deposits	409	745	14
Deferred revenues	(139)	4,799	(2,165)
Other liabilities	(1,895)	(1,431)	3,187
Net cash provided by operating activities	6,649	5,126	1,589
Cash flows from investing activities:
Purchase of property and equipment	(3,317)	(4,893)	(7,719)
Proceeds on disposition of property and equipment	—	2,958	3,241
Increase in licenses and patent costs	(1,173)	(368)	(5,005)
Disposition of licenses and patents	—	101	—
Costs to develop software	(489)	(442)	—
Investment in DTM	(49,551)	—	—
Investment in RPC	(2,171)	—	—
Investment in OptoForm	(1,387)	—	—
Purchase of short-term investments	—	—	(498)
Proceeds from short-term investments	—	—	3,982
Net cash used for investing activities	(58,088)	(2,644)	(5,999)
Cash flows from financing activities:
Exercise of stock options and stock purchase plan	2,369	4,399	350
Employee loans for stock option exercises	—	(250)	—
Proceeds from borrowings	53,492	—	—
Repayment of borrowings	(23,061)	(110)	(100)
Repayment of officer loans	86	120	—
Private placement	8,021	—	—
Net cash provided by financing activities	40,907	4,159	250
Effect of exchange rate changes on cash	(2,519)	(195)	801
Net increase (decrease) in cash and cash equivalents	(13,051)	6,446	(3,359)
Cash and cash equivalents at the beginning of the period	18,999	12,553	15,912
Cash and cash equivalents at the end of the period	$5,948	$18,999	$12,553
Supplemental disclosures of cash flow information:
Cash paid (received) during the year for:
Interest	$764	$180	$212
Income taxes	$903	$97	$(137)

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

Years ended December 31, 2001, 2000 and 1999

(in thousands)

Supplemental schedule of noncash investing activities:

On August 24, 2001 the Company acquired DTM Corporation (“DTM”) for $44.6 million in cash, plus $4.9 million in acquisition costs. In conjunction with the merger, the following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition, as adjusted within the allocation period, as follows:

Fair value of tangible assets acquired	$14,692
Fair value of goodwill and other identifiable intangible assets	49,291
Purchase price	(49,551)
Liabilities assumed	$14,432

In conjunction with the acquisitions of OptoForm (February 2001) and RPC (September 2001), the Company recorded current liabilities of $1.2 million and $2.0 million, respectively. The OptoForm liability was paid in February 2002.  The RPC liability is due in March 2002.  The Company also recorded a $1.3 million noncurrent liability related to long-term payments due to RPC shareholders.

In 2001, the Company transferred $4.7 million of property and equipment from inventories to fixed assets. Additionally, $1.6 million of property and equipment was transferred from fixed assets to inventories.

See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income(Loss)

Years ended December 31, 2001, 2000 and 1999

	2001	2000	1999
	(in thousands)
Net income (loss)	$(1,341)	$8,144	$(5,301)
Other comprehensive income (loss):
Foreign currency translation adjustments	(2,428)	(2,370)	(1,998)
Comprehensive income (loss)	$(3,769)	$5,774	$(7,299)

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Years ended December 31, 2001, 2000 and 1999

(1)                                  Organization and Business

3D Systems Corporation, a Delaware corporation (the “Company”), develops, manufactures and markets worldwide solid imaging systems designed to produce three-dimensional objects. Our products produce physical objects from the digital output of solid or surface data from computer aided design and manufacturing (“CAD/CAM”) and related computer systems, and include SLA® systems, SLS® systems and ThermoJet® solid object printers. 3D Systems, Inc., a California corporation (“3D Inc”), an indirect wholly owned subsidiary of the Company, directly and through its subsidiaries, conducts substantially all of the Company’s business.

(2)                                  Significant Accounting Policies

(a)                                Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  All inter-company accounts and transactions have been eliminated in consolidation.

Certain reclassifications have been made to the prior year consolidated financial statements to conform to the current year presentation.

(b)                               Accounting Change

In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and amended it with SFAS No. 138 “Accounting for Certain Derivative Instruments and Certain Hedging Activities” in June 2000. It establishes accounting and reporting standards for derivative instruments and hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Effective January 1, 2001, the Company adopted SFAS No. 133. The impact of the adoption of SFAS No. 133 was immaterial on the Company’s financial position, results of operations, and cash flows.

(c)                                Recent Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 141, “Business Combinations.” SFAS No.141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The acquisitions of DTM Corporation (“DTM”) and RPC Ltd. (“RPC”) were accounted for in accordance with SFAS No. 141.

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”, which is effective January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairment of goodwill. The Company has not completed its evaluation of the impact of the adoption of SFAS No. 142 on the financial position, results of operations, and cash flows.

In August 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 addresses the financial accounting and reporting issues for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121 “Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of” but retains the fundamental provisions for (a) recognition / measurement of impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sales. It is effective for fiscal years beginning after December 15,

2001, and interim periods within those fiscal years. The Company is currently evaluating the provisions of SFAS No. 144 and has not determined the impact, if any, it will have on its financial position, results of operations and cash flows.

(d)                               Sales and Concentration of Credit Risk

Revenues from the sale of the Company’s systems and related products and services are recognized upon shipment, at which time title has passed to the customer, or performance.  The Company provides end users with up to one year of maintenance and warranty services, and defers a portion of its revenues at the time of sale based on the relative fair value of such services.  After the initial maintenance period, the Company offers these customers optional maintenance contracts; revenue related to these contracts is deferred and recognized ratably over the period of the contract.  To date, the Company has not experienced any significant warranty claims or product returns. The Company’s systems include software components that are integral to the operation of the systems. These software components are not sold separately and have no alternative use.

Credit is extended based on an evaluation of each customer’s financial condition.  To reduce credit risk in connection with sales of SLA systems, the Company may, depending upon the circumstances, require significant deposits prior to shipment and may retain a security interest in the SLA systems until fully paid.  The Company often requires international customers to furnish letters of credit.

The Company invests its excess cash in interest-bearing deposits with major banks and money market funds.  Although a majority of the cash accounts exceed the federally insured deposit amount, management does not anticipate non-performance by the financial institutions.  Management reviews the stability of these institutions on a periodic basis.

(e)                                Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.  The carrying value of these instruments approximates market value because of their short maturity.

(f)                                  Leases

At the inception of a lease, the gross lease receivable, the reserve for potential losses, the estimated residual value of the leased equipment and the unearned lease income are recorded.  The unearned lease income represents the excess of the gross lease receivable plus the estimated residual value over the cost of the equipment leased and is recorded as deferred revenues.

(g)                               Inventories

Inventories are stated at the lower of cost (determined by the first-in, first-out method) or market value.

(h)                               Property and Equipment

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

(i)                                   Licenses and Patent Costs

Licenses and patent costs are being amortized on a straight-line basis over their estimated useful lives, which are approximately eight to seventeen-years, or on a units-of-production basis, depending on the nature of the license or patent.

(j)                                   Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset are less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value. The fair value will be determined based on discounted cash flows or appraised values depending on the nature of the asset.

(k)                                Capitalized Software Costs

Certain software development and production costs are capitalized upon a product’s reaching technological feasibility.  Costs capitalized in 2001 and 2000 were $489,000 and $442,000, respectively.  Amortization of software development costs begins when the related products are available for market.  Amortization expense amounted to $467,000, $457,000 and $436,000 for 2001, 2000 and 1999, respectively, based on the straight-line method using estimated useful lives of two years.  Net capitalized costs aggregated $502,000 and $480,000 at December 31, 2001 and 2000, respectively, and are included in other assets in the accompanying consolidated balance sheets.

(l)                                   Foreign Currency Translation

The Company uses derivative instruments to manage exposure to foreign currency risk. International sales are made primarily from the Company’s foreign sales subsidiaries in their respective countries and are denominated in United States dollars or the local currency of each country. The Company’s exposure to foreign exchange rate fluctuations arises in part from inter-company accounts in which costs incurred in the United States are charged to our foreign sales subsidiaries. These inter-company accounts are denominated in United States dollars. The Company manages selected exposures through financial market transactions in the form of foreign exchange forward and put option contracts. The Company does not enter into derivative contracts for speculative purposes. The Company does not hedge its foreign currency exposure in a manner that would entirely eliminate the effects of changes in foreign exchange rates on its consolidated net income (loss).

The notional amount covered by all of our put option contracts were $8.5 million and $5.8 million at December 31, 2001 and 2000, respectively. The put options were related to transactions denominated in Euros and pounds sterling, with settlement dates in January and February 2002 and 2001, respectively.  The premium paid for the put options was $144,000 in 2001 and $20,000 in 2000, and the market value was approximately $8,000 at December 31, 2001 and $2,000 at December 31, 2000.

The effect of the unrealized exchange rate fluctuations on translating foreign currency assets and liabilities into United States dollars is accumulated as a separate component of stockholders’ equity.  Gains and losses resulting from foreign currency transactions are included in current operations.  The aggregate foreign exchange gains (losses) included in other income (expense) were $(227,000), $162,000 and ($342,000) for 2001, 2000 and 1999, respectively.

(m)                             Research and Development Costs

Research and development costs are expensed as incurred.

(n)                               Earnings Per Share

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

(o)                               Advertising Costs

Advertising costs are expensed as incurred.  Advertising expenses were approximately $2.1 million, $1.7 million and $3.0 million for the years ended December 31, 2001, 2000 and 1999, respectively.

(p)                               Use of Estimates

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

(q)                               Stock-Based Compensation

The Company grants stock options to employees with an exercise price equal to the fair value of the shares at the date of grant.  The Company accounts for stock option grants in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” using the intrinsic value method.

(r)                                  Income Taxes

The Company accounts for income taxes using the liability method as required by SFAS No. 109, “Accounting for Income Taxes.”  Under SFAS No. 109, deferred income taxes are determined based on the differences between the financial statement and tax basis of assets and liabilities, using enacted tax rates in effect for the year.  Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized.

(s)                                Fair Value of Financial Instruments

The Company’s financial instruments, including cash and cash equivalents, accounts receivable, lease receivables, accounts payable, line of credit and long-term borrowings are carried at cost, which approximates their fair value because of the short-term maturity of these instruments and interest on long-term borrowings vary with the market.  Although the subordinated debt is at a fixed interest rate, it approximates fair value since the debt was recorded in late December 2001.

(3)                                  Leases

The Company provides lease financing for qualified customers.  The leases are accounted for as sales-type leases where the present value of minimum lease payments, net of costs, are recorded as sales.  The components of lease receivables at December 31, 2001 and 2000 are as follows:

	2001	2000
	(in thousands)
Total minimum lease payment receivable	$1,331	$4,261
Estimated unguaranteed residual value	917	865
Gross investment in leases	2,248	5,126
Unearned income	(548)	(713)
Total investment in leases	$1,700	$4,413
Short-term interest in leases	$11	$822
Long-term interest in leases	$1,689	$3,591

Future minimum lease payments to be received as of December 31, 2001 are as follows:

(in thousands):
2002	$250
2003	455
2004	266
2005	185
2006	175
$1,331

In 2001, lease receivables totaling $3.3 million were sold to an outside party.  No gain or loss was recognized on the transaction.

(4)                                  Inventories

Components of inventories at December 31, 2001 and 2000 are as follows:

	2001	2000
	(in thousands):
Raw materials	$2,397	$1,502
Work in process	759	536
Finished goods	14,666	12,907
	$17,822	$14,945

(5)                                  Property and Equipment

Property and equipment at December 31, 2001 and 2000 are summarized as follows :

	2001	2000	Useful Life (in years)
	(in thousands)
Land and building	$4,637	$4,637	30
Machinery and equipment	26,259	18,438	3-5
Office furniture and equipment	3,183	2,998	5
Leasehold improvements	3,323	2,766	Life of Lease
Rental equipment	1,015	1,487	5
Construction in progress	925	572	N/A
	39,342	30,898
Less: Accumulated depreciation	(21,478)	(17,757)
	$17,864	$13,141

Depreciation expense for 2001, 2000 and 1999 was $4.8 million, $3.9 million and $4.3 million, respectively.

(6)                                  Licenses and Patent Costs

Licenses and patent costs at December 31, 2001 and 2000 are summarized as follows :

	2001	2000
	(in thousands)
Licenses, at cost	$2,333	$2,333
Patent costs	18,349	13,221
	20,682	15,554
Less: Accumulated amortization	(8,368)	(7,137)
	$12,314	$8,417

(a)                                In 2001 and 2000, the Company incurred and capitalized $1,173,000 (there were no retirements in 2001) and $7,000 (net of additions of $368,000 and retirements of $361,000), respectively, of costs to acquire, develop and extend patents in the United States, Japan, Europe and certain other countries, and expensed previously capitalized patent costs of $1.2 million and $985,000, respectively.  In addition, in 2001, the Company acquired, through various acquisitions, patents of $2,890,000 and reclassified from other long-term assets $1,065,000 of patent litigation costs related to the Company's infringement action against Aeroflex, Inc. from prior year.

(b)                               Effective January 5, 1990, 3D Inc acquired from UVP, Inc. (“UVP”), UVP’s patents for stereolithography technology in exchange for $9,075,000, $500,000 of which was paid in cash and $350,000 in offsets of costs incurred by the Company on behalf of UVP.  The initial payment and offsets ($850,000) have been capitalized and are being amortized over the remaining life of the patents (approximately one year at December 31, 2001).  The agreement further provided for payment deferrals during 1990 through 1992 aggregating $950,000 and annual payments based upon the sales levels of SLA machines up to a maximum of $8,225,000.  The Company records the annual payments as royalty expense.  In 2001, 2000 and 1999, royalty expense aggregated $662,000, $725,000 and $678,000, respectively, and is included in Cost of Sales: Products in the accompanying consolidated statements of operations.  Royalty obligations at December 31, 2001 and 2000, are $1,672,000 and $1,675,000, respectively, and are included in accrued liabilities in the accompanying consolidated balance sheets.  In the event the Company licenses the acquired technology to a third party, the Company is required to make additional accelerated payments to UVP of 50% of the royalties it receives up to an aggregate maximum of $8,225,000, including the Company’s payments based on sales levels of its SLA machines.  In 2001 and 2000, the Company made additional accelerated payments totaling $179,000 and $146,000, respectively. UVP has retained a security interest in the purchased technology until the purchase price is fully paid.  At December 31, 2001 and 2000, $2.6 million and $3.5 million, respectively, remained to be paid to UVP under this agreement.

(c)                                The excess of the cost of the Company’s investment in 3D Inc over the related underlying equity in the net assets of the subsidiary at the date of acquisition ($2.0 million) has been attributed to the licenses and patents of 3D Inc and is being amortized on the same basis as the underlying licenses and patents.

(7)                                  Acquisitions

In February 2001, the Company acquired the stock and intellectual property of OptoForm SARL, a start-up company that has developed direct composites manufacturing paste or composite materials. The aggregate purchase price was $2.6 million, of which $1.4 million was settled in cash at the time of closing and $1.2 million was paid in February 2002. The acquisition of OptoForm SARL was accounted for using the purchase method of accounting and is not material to the financial statements.

On August 24, 2001 the Company acquired 100 percent of the outstanding common shares of DTM.  DTM designed, developed, manufactured, marketed and supported, on an international basis, solid imaging, manufacturing and tooling systems and related powdered sintering materials and services.  The results of DTM’s operations have been included in the consolidated financial statements since August 17, 2001.  Under the terms of the merger agreement, the Company paid $5.80 per share in cash for all the outstanding shares of common stock of DTM. The transaction valued DTM at approximately $44.6 million (before transaction costs of $4.9 million). The transaction was funded from a combination of sources consisting of cash on hand of $5.6 million, a $24.0 million revolving line of credit and a $15.0 million term loan.

The purchase price for the DTM acquisition has been allocated to assets acquired and liabilities assumed based on their fair value at the date of acquisition, as adjusted within the allocation period.  The difference between the purchase price and the fair market value of the assets and liabilities acquired was recorded as goodwill.  The net assets acquired and liabilities assumed are as follows:

At December 31, 2001
(in thousands)
Current assets	$12,417
Property, plant, and equipment	2,275
Intangible assets	11,900
Goodwill	37,391
Total assets acquired	63,983
Total liabilities assumed	14,432
Net assets acquired	$49,551

The allocation of purchase price may be revised for goodwill related to the DTM vs. EOS GmbH Electro Optical Systems (“EOS”) patent infringement litigation costs (see Note 16(g)), DTM sales taxes and realization of acquired net operating loss carry-forwards.

The $11.9 million of acquired intangible assets have a useful life of approximately six years. The intangible assets are comprised of acquired technology of $9.1 million and patents of $2.8 million.

At December 31, 2001, acquisition liabilities for severance and duplicate facilities totaled $1.5 million. The Company terminated 42 DTM employees subsequent to the acquisition. During 2001, severance payments of $618,000 were made.  The final severance and facilities payments will be made in 2003 and 2006, respectively.

The following table reflects unaudited pro-forma combined results of operations of the Company and DTM on the basis that the acquisition of DTM had taken place at the beginning of the fiscal year for all periods presented :

	Years Ended
	December 31, 2001	December 31, 2000
	(in thousands)
Net sales	$144,018	$149,685
Net income (loss)	$(5,666)	$7,744
Basic earnings (loss) per common share	$(0.45)	$0.65
Diluted earnings (loss) per common share	$(0.45)	$0.60

In management’s opinion, due to management’s inability to effect operational decisions of DTM prior to the acquisition, the pro-forma combined results of operations are not indicative of the actual results that would have occurred had the acquisitions been consummated at the beginning of fiscal year 2001 or of future operations of the combined entities under the ownership and operation of the Company.

In September 2001 the Company acquired the stock of RPC, a manufacturer of solid imaging material. The aggregate purchase price was $5.5 million of which $2.2 million was settled in cash at the time of closing, $2.0 million payable in cash is due in March 2002 and $1.3 million of long-term payments to RPC shareholders is due after 2002. The acquisition of RPC was accounted for using the purchase method of accounting and is not material to the financial statements.

(8)                                  Accrued Liabilities

Accrued liabilities at December 31, 2001 and 2000 are as follows:

	2001	2000
	(in thousands)
Employee related benefits	$2,763	$2,865
Payroll and related taxes	1,155	992
Rent	187	205
Commissions	2,514	1,080
Product royalties	2,055	1,702
Sales taxes	299	1,140
Amounts due to RPC	2,045	—
Amounts due to OptoForm	1,217	—
Severance	947	—
Other	2,499	1,590
	$15,681	$9,574

(9)                                  Other Liabilities

Other liabilities at December 31, 2001 and 2000 are as follows :

	2001	2000
	(in thousands)
Royalty payable	$950	$950
Amounts due under assignment agreement	—	1,000
Net present value of lease obligation	299	—
Long-term payments to RPC shareholders	1,325	—
Employee termination costs	452	608
Other	303	652
	$3,329	$3,210

(10)                            Borrowings

Debt

On August 20, 1996, the Company completed a $4.9 million variable rate industrial development bond financing of its Colorado facility. Interest on the bonds is payable monthly (the interest rate at December 31, 2001 was 4.53%).  Principal payments are payable in semi-annual installments beginning in February 1997 through August 2016. The bonds are collateralized by an irrevocable standby letter of credit issued by Wells Fargo Bank, N.A.  At December 31, 2001, a total of $4.4 million was outstanding under the bond. The terms of the letter of credit require the Company to maintain specific levels of minimum tangible net worth and debt to equity ratio. The Company is in compliance with such covenants at December 31, 2001.

On August 8, 2000, 3D Systems, Inc., entered into a Revolving Line of Credit agreement (“Line of Credit”) which allowed 3D Systems, Inc. to borrow up to $10.0 million. On August 17, 2001 the Company replaced this Line of Credit with a new agreement through U.S. Bank totaling $41.5 million, in order to finance the acquisition of DTM. The financing arrangement consists of a $26.5 million three-year revolving credit facility and a $15.0 million 66-month commercial term loan. At December 31, 2001, a total of $6.2 million was outstanding under the revolving credit facility and $15.0 million was outstanding under the term loan. The interest rates at December 31, 2001 for the revolving credit facility and term loan were 4.85% and 5.75%, respectively. The interest rate applicable to both facilities will be either: (1) the prime rate (at December 31, 2001 was 4.75%) plus a margin ranging from 0.25% to 1.0%, or (2) the 90-day adjusted LIBOR (at December 31, 2001 was 2.10%) plus a margin ranging from 2.0% to 2.75%. The margin for each rate will vary depending upon the Company’s interest-bearing debt to EBITDA. The terms of the debt agreement requires the Company to maintain specific levels of minimum tangible net worth, Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) and liquidity, along with capital expenditure restrictions. The Company is in compliance with such covenants at December 31, 2001. Pursuant to the terms of the agreement, U.S. Bank has received a first priority security interest in the Company’s accounts receivable, inventories, equipment and general intangibles assets.

Annual maturities of long-term debt are as follows :

(in thousands)
2002	$3,135
2003	3,150
2004	3,165
2005	3,180
2006	3,200
Later years	3,545
Total	19,375
Less current portion	3,135
Long-term debt	$16,240

Subordinated Debt

In the fourth quarter of 2001, the Company initiated the sale of a subordinated convertible debenture. As of December 31, 2001, the Company received $9.4 million in proceeds from the sale.  The Company received additional proceeds of $600,000 in January 2002, for a total of $10.0 million. The convertible debentures can be converted into 833,333 shares of the Company’s common stock immediately at the option of the holder, or at the Company’s discretion any time after December 31, 2003, and prior to maturity at December 31, 2006. The debenture bears interest at the rate of 7%, payable quarterly.

The total outstanding borrowings as of December 31, 2001 is as follows :

2001
(in thousands)
Line of credit	$6,151

Long-term debt current portion:
Industrial development bond	135
Term loan	3,000
Total long-term debt current portion	$3,135

Long-term debt, less current portion:
Industrial development bond	4,240
Term loan	12,000
Total long-term debt, less current portion	$16,240

Subordinated debt	$9,400

(11)                            Stockholders’ Equity and Stockholders’ Rights Plan

In September, 2001, the Company sold 617,000 shares of its $.001 par value common stock to outside investors for $8,021,000.

On May 23, 1996, the Company’s stockholders approved the 1996 Stock Incentive Plan (the “1996 Plan”) and the 1996 Stock Option Plan for Non-Employee Directors (the “Director Plan”).  The maximum number of shares of common stock that may be issued pursuant to options granted under the 1996 Plan and the Director Plan is 3.6 million and 300,000, respectively.  Both the 1996 Plan and the Director Plan expire on March 21, 2006, and no further options will be granted after that date.  The 1996 Plan also provides for “reload options,” which are options to purchase additional shares if a grantee uses already-owned shares to pay for an option exercise.  To date the “reload option” provision has not been utilized.  The Company also had a 1989 Employee and Director Incentive Plan (the “1989 Plan”) in which options for substantially all common shares authorized under these plans had been previously issued.  The 1989 Plan expired in 1999.  On February 28, 2001, the Board of Directors of the Company adopted the 2001 Stock Incentive Plan (the "2001 Plan").  Under the 2001 Plan, the committee and the Chief Executive Officer are authorized to grant non-qualified stock options to purchase shares of Common Stock of the Company.  The number of options granted to an individual is based upon a number of factors, including his or her position, salary and performance, and the overall performance and stock price of the Company.  Officers of the Company, including members of the Board of Directors who are officers, are not eligible for stock option grants under the 2001 Plan.  Subject to adjustment for stock splits, stock dividends and other similar events, the total number of shares of Common Stock reserved for issuance under the 2001 Plan is 500,000 shares.  The option exercise price per share under all plans is equal to the fair market value on the date of grant.  The vesting and exercise periods for all plans, except the Director Plan, are determined at the discretion of the Compensation Committee of the Board of Directors.  The majority of options issued under the 1996 Plan and the 1989 Plan vest 25% annually, commencing one year from the date of grant and expiring between six and ten years from the date of grant.  Under the Director Plan, each non-employee director (“outside director”) of the Company will automatically be granted annual non-statutory stock options to purchase 7,500 shares of common stock.  Each option issued under the Director Plan vests in equal annual installments over a three-year period beginning on the first anniversary of the grant, and expires ten years from the date of grant.

A summary of the status of the Company’s stock options is summarized below :

	2001		2000		1999
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

	(shares in thousands)
Outstanding at beginning of year	2,160	$9.68	2,400	$7.33	1,860	$9.18
Granted	1,344	13.28	701	14.20	1,390	5.94
Exercised	(294)	7.56	(779)	6.23	(6)	5.25
Lapsed or canceled	(57)	8.63	(162)	8.78	(844)	8.84
Outstanding at year end	3,153	11.43	2,160	9.68	2,400	7.33
Options exercisable at year end	1,019		719		765
Options available for future grants	1,093		266		926
Weighted average fair value of options granted during the year:	$3.66		$2.80		$2.23

The following table summarizes information about stock options outstanding at December 31, 2001 :

Range:	Options Outstanding			Options Exercisable
	Number Outstanding At 12/31/01	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Outstanding At 12/31/01	Weighted Average Exercise Price

	(shares in thousands)
$ 3.00 to $ 4.99	75	7.71	4.88	50	4.88
$ 5.00 to $ 9.99	1,023	6.36	6.66	612	6.70
$10.00 to $14.99	1,059	8.68	11.57	146	10.50
$15.00 to $19.99	911	8.60	16.33	126	17.48
$20.00 to $24.50	85	3.20	24.17	85	24.17
	3,153			1,019

(a)                                  As of December 31, 2001, options for 317,800, 603,201 and 172,075 shares of common stock were available for future grants under the 2001, 1996 and the 1996 Director Plans, respectively (1,093,076 shares in the aggregate).  The 1996 Plan and 1989 Plan also provide for the issuance of Stock Appreciation Rights (“SARs”) and Limited Stock Appreciation Rights (“LSARs”).  As of December 31, 2001, no SARs or LSARs have been issued .

(b)                                 In December 1995, the Company’s Board of Directors adopted a Shareholders Rights Plan (the “Plan”). Under the provisions of the Plan, the Company distributed to its stockholders, rights entitling the holders to purchase one-hundredth of a share of Series A preferred stock for each share of common stock then held at an exercise price of $75.  Upon the occurrence of certain “triggering events,” each right entitles its holder to purchase, at the rights’ then-current exercise price, a number of shares of common stock of the Company having a market value equal to twice the exercise price.  A triggering event occurs ten days following the date a person or group (other than an “Exempt Person”), without the consent of the Company’s Board of Directors, acquires 15% or more of the Company’s common stock or upon the announcement of a tender offer or an exchange offer, the consummation of which would result in the ownership by a person or group of 15.1% or more of the Company’s common stock.  The rights will expire on December 3, 2005.

(c)                                 On May 6, 1997, the Company announced that its Board of Directors had authorized the Company to buy up to 1.5 million of its shares of common stock in the open market and through private transactions.  During 1997 and 1998 the Company purchased 25,000 and 200,000 of its own shares  of common stock for approximately $165,000 and $1.4 million, respectively.  Currently, it is not anticipated that the Company will acquire any additional shares under this program.

(d)                                In the second quarter of 1998, the Company established the 1998 Employee Stock Purchase Plan (“ESPP”) to provide eligible employees the opportunity to acquire limited quantities of the Company’s common stock.  The exercise price of each option will be the lesser of (i) 85% of the fair market value of the shares on the date the option is granted or (ii) 85% of the fair market value of the shares on the last day of the period during which the option is outstanding.  An aggregate of 600,000 shares of common stock has been reserved for issuance under the plan.

Shares purchased under the Company’s ESPP were 23,090, 19,895 and 57,367, at weighted average prices of $10.50, $9.57 and $4.47, in 2001, 2000 and 1999, respectively.  The weighted average fair values of ESPP shares issued in 2001, 2000 and 1999, were $2.76, $4.51 and $2.15, respectively.

(e)                                 In November 1999, the exercise prices of selected stock options to purchase 147,000 shares were adjusted to reflect the then lower market value of the Company’s common stock.

(f)                                   Pro forma information regarding net income (loss) and earnings (loss) per share is required by SFAS No. 123 “Accounting for Stock-Based Compensation”, and has been determined as if the Company had accounted for the Plans under the fair value method of SFAS No. 123.  The fair value of options issued under the Plans was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: no dividend yield; volatility factor of 0.63, 0.70 and 0.59, for 2001, 2000 and 1999, respectively; a weighted-average expected life of the options of 2.9, 3.8 and 3.8 years for 2001, 2000 and 1999, respectively; and a risk-free interest rate of 4.80%, 5.00% and 5.50% for 2001, 2000 and 1999, respectively.  For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period.  The Company’s pro forma net income (loss), net income (loss) per common share and diluted net income (loss) per common share assuming dilution would approximate the following:

	As Reported	Pro Forma
	(in thousands except per share amounts)
Year Ended December 31, 2001:
Net (loss)	$(1,341)	$(5,200)
Basic net (loss) per share	(.11)	(.41)
Diluted net (loss) per share	(.11)	(.41)
Year Ended December 31, 2000:
Net income	$8,144	$7,498
Basic net income per share	.69	.63
Diluted net income per share	.63	.58
Year Ended December 31, 1999:
Net loss	$(5,301)	$(7,853)
Basic net loss per share	(.47)	(.69)
Diluted net loss per share	(.47)	(.69)

(12)                          Computation of Earnings (Loss) Per Share

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings (loss) per share (EPS) computations for the years ended December 31, 2001, 2000 and 1999 :

	2001	2000	1999
	(in thousands)
Numerator:
Net income (loss) — numerator for basic net income (loss) per share and diluted net income (loss) per share	$(1,341)	$8,144	$(5,301)
Denominator:
Denominator for basic net income (loss) per share-weighted average shares	12,579	11,851	11,376
Effect of dilutive securities:
Stock options,warrants and convertible debt	—	1,038	—
Denominator for diluted net income (loss) per share-weighted average shares	12,579	12,889	11,376

Common shares related to stock options and stock warrants with exercise prices in excess of fair market value that are antidilutive amounted to approximately 2,791,000, 459,000 and 2,574,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

(13)                            Related Party Transactions

(a)                                Pursuant to an agreement dated December 14, 1999, the Performance Polymer Division of Ciba Specialty Chemicals, Inc. (“CSC”) was acquired by Vantico, S.A. (“Vantico”).  The Company purchased materials from CSC and Vantico (a 14.2% beneficial stockholder of the Company) aggregating $11.6 million, $13.9 million and $10.1 million, in 2001, 2000 and 1999, respectively.  Sales to CSC and Vantico amounted to $1.4 million, $392,000 and $542,000, in 2001, 2000 and 1999, respectively.  As of December 31, 2001, Vantico owes the Company $590,000 of open and unapplied credits. The Company had an outstanding payable of $1.8 million due to Vantico as of December 31, 2000.

(b)                               At December 31, 2001, the Company has remaining notes receivable totaling $80,000 from certain executive officers of the Company pursuant to the “Executive Long-Term Stock Incentive Plan” (which was adopted under the 1996 Stock Incentive Plan).  The original amount of the loans was $420,000, of which $40,000 were forgiven in 2000, $120,000 were canceled (and shares returned and canceled) in 1999, and $120,000 and $60,000 were repaid in 2000 and 1998, respectively. The loans were used to purchase an aggregate of 67,333 shares of the Company’s common stock at the fair market value on the date of purchase.  These notes bear an interest rate of 6% per annum and mature in the year 2003.  The plan calls for the loans to be forgiven, in part or whole, if certain profitability targets are met.  The notes receivable are shown on the balance sheet as a reduction of stockholders’ equity.

(c)                                In 1999, the Company issued to the Chairman of the Board 150,000 options to purchase common stock of the Company.  These options have an exercise price of $6.61 per share, which exceeded the fair value at the date of grant, vest six months from the date of grant, and expire ten years from the date of issue.

(d)                               In September 1999, the Company entered into an agreement with Regent Pacific Management Corporation (“Regent Pacific”), to provide management services to the Company for a period of one year.  As of December 31, 2001, four principals of Regent Pacific are employees of the Company, including its Chief Executive Officer.  The agreement has a one-year term and can be extended by mutual agreement of the parties.  The agreement requires that the Company cover Regent Pacific under its directors and officers’ insurance coverage for certain liabilities arising out of the performance of services under the agreement. On September 9, 2000, the Company extended its agreement with Regent Pacific from 12 months to 24 months. On October 30, 2001, the Company extended its agreement with Regent Pacific from 24 to 36 months. The fee for services provided under the agreement has been changed to $45,000 per week. All other terms of the agreement remain substantially unchanged.

(e)                                For 2001, in connection with his services as an employee of the Company, the Company’s Board granted to Mr. Gary J. Sbona, the Chairman and Chief Executive Officer of Regent Pacific, options to purchase 350,000 shares of the Company’s common stock, at an exercise price of $12.43 per share.  The Company granted Mr. Sbona options to purchase 350,000 shares of the Company’s common stock in 2000 and 1999 at an exercise price of $17.39 and $6.00 per share, respectively. The 350,000 shares granted in 2001 and 1999 both exceeded the fair market value of the Company’s common stock at the date of grant. All shares will vest over a three-year period or sooner upon certain change in control transactions or upon the termination of Regent Pacific’s management agreement.  In 2000, 116,666 options were exercised at a per share price of $16.00.

(f)                                  On December 31, 2001, the Chairman of the Board of Directors and related parties contributed $1.0 million to the completion of the $10.0 million subordinate convertible debenture (see Note 10). The Chairman of the Board of Directors and related parties can convert the $1.0 million debenture into 83,333 shares of the Company’s common stock at any time after December 31, 2003 and prior to maturity at December 31, 2006. The debenture bears interest at the rate of 7%, payable quarterly.

(g)                               In June 2000, the Company entered into a distribution agreement for ThermoJet printers with 3D Solid Solutions ("3DSS"), a partnership in which Mr. Loewenbaum, the Chairman of the Board of Directors,  is a partner.  As of December 31, 2001, Solid Imaging Technologies, LLC, of which Mr. Loewenbaum is the sole member, was the general partner of 3DSS.  In addition, Mr. Loewenbaum also had both direct and indirect limited partnership interest in 3DSS.  As of December 31, 2001 3DSS owes $118,000 to the Company for the purchase of five printers plus materials and maintenance.

(14)                            Income Taxes

The components of the Company’s pretax income (loss) are as follows :

	2001	2000	1999
	(in thousands)
Domestic	$(3,517)	$10,783	$(8,870)
Foreign	1,388	1,670	1,329
Total	$(2,129)	$12,453	$(7,541)

The components of the Company’s net deferred tax assets at December 31 are as follows:

	2001	2000
	(in thousands)
Deferred tax assets:
Research tax credits	$3,974	$3,693
Alternative minimum tax credits	436	436
California manufacturer credit	226	226
Net operating loss carryforwards	9,783	3,380
Inventory	626	373
Accrued severance	588	246
Accrued liabilities	1,930	1,214
Allowance for doubtful accounts	418	376
Property and equipment (excess tax basis over book basis)	712	235
Patents and licenses	—	682
Other	59	76
Total deferred tax assets	18,752	10,937
Valuation allowance	(5,605)	(1,270)
Net deferred tax assets	13,147	9,667
Deferred tax liabilities:
Intangibles	4,210	—
Deferred lease revenue	1,026	1,312
Software development	190	321
Patents and licenses	42	—
Total deferred tax liabilities	5,468	1,633
Net deferred tax assets	$7,679	$8,034

The valuation allowances for deferred taxes relates primarily to realizability of foreign net operating losses and DTM net operating losses which were transferred to the Company.  If any of these DTM net operating losses are used, the benefit would be applied against goodwill recorded as a result of the acquisition of DTM. Although realization is not assured, management believes it is more likely than not that the Company will realize the benefit of the net deferred tax assets.  The amount of the net deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

The Company has not provided for the U.S. Federal and State income tax that would be paid on unremitted earnings of foreign subsidiaries as the foreign subsidiaries’ financials reflect an accumulated deficit.

The components of income tax expense (benefit) for the years ended December 31, 2001, 2000 and 1999 are as follows

Current:	2001	2000	1999
	(in thousands)
U.S. Federal	$1,393	$2,152	$—
State	(623)	124	52
Foreign	628	54	589
Total	1,398	2,330	641
Deferred:
U.S. Federal	(2,552)	1,478	(2,470)
State	366	(21)	(411)
Foreign	—	522	—
Total	(2,186)	1,979	(2,881)
Total income tax expense (benefit)	$(788)	$4,309	$(2,240)

The overall effective tax rate differs from the statutory federal tax rate for the years ended December 31, 2001, 2000 and 1999 as follows:

	% of Pretax Income (Loss)
	2001	2000	1999
Tax provision based on the federal statutory rate	(34.0)%	34.0%	(34.0)%
State taxes, net of federal benefit	(1.6)	2.3	(3.1)
Utilization of net operating losses	—	(1.1)	—
Foreign net operating losses with no benefit	—	—	0.8
Research tax credits	(13.2)	(1.6)	(2.4)
Foreign taxes	7.6	1.0	4.0
Change in valuation reserve	—	(0.9)	4.2
Foreign sales corporation benefit	—	(0.4)	—
Other	4.2	1.3	0.8
	(37.0)%	34.6%	(29.7)%

As of December 31, 2001, the Company has net operating loss carry forwards for United States federal and foreign income tax purposes of approximately $25.2 million and $1.3 million, respectively of which $11.4 million was acquired as part of the DTM acquisition.  In 2002, $3.0 million of net operating losses will expire, and of the balance additional losses will begin to expire in 2011.  Ultimate utilization of these loss carryforwards is dependent on future taxable earnings of the Company.

The Company has research and experimentation tax credit carryforwards for United States federal and state income tax purposes of $2.9 million and $1.2 million, respectively, which are available through 2011.  In addition, the Company has alternative minimum tax credit carryforwards for United States federal and state income tax purposes that do not expire at December 31, 2001 of $407,000 and $29,000, respectively.

(15)                            Segment Information

All of the Company’s assets are devoted to the manufacture and sale of Company systems, supplies and services; assets are not identifiable by operating segment.  Our two major operating segments are products and services. Management assesses the Company’s performance and allocates resources based on these operating segments.  The products segment consists of various product lines of system and material sales and cost of sales. The services segment consists of maintenance and field service sales and cost of sales. Segment information is measured by gross profit detail.  The Company attributes revenues to geographic areas based on shipment in the country of origination.

Summarized data for the Company’s operating segments is as follows :

	2001	2000	1999
	(in thousands)
Sales:
Products	$87,042	$80,246	$66,806
Services	34,182	29,429	30,143
Total sales	121,224	109,675	96,949
Cost of sales:
Products	42,888	35,084	35,938
Services	24,961	21,729	20,975
Total cost of sales	67,849	56,813	56,913
Gross profit	$53,375	$52,862	$40,036

Summarized data for the Company’s operations by geographic area is as follows :

	USA	Europe	Asia	Eliminations	Total
	(in thousands)
For the year ended December 31, 2001:
Sales to unaffiliated customers	$62,172	$46,694	$12,358	$—	$121,224
Inter-area sales	20,369	7,496	—	(27,865)	—
Income (loss) from operations	(2,497)	1,523	—	(122)	(1,096)
Long-lived assets at December 31, 2001	$76,097	$8,233	$156	$—	$84,486
For the year ended December 31, 2000:
Sales to unaffiliated customers	$59,096	$38,551	$12,028	$—	$109,675
Inter-area sales	22,283	5,113	—	(27,396)	—
Income (loss) from operations	11,427	978	—	(67)	12,338
Long-lived assets at December 31, 2000	$19,696	$2,552	$373	$—	$22,621
For the year ended December 31, 1999:
Sales to unaffiliated customers	$50,935	$40,283	$5,731	$—	$96,949
Inter-area sales	21,577	3,057	—	(24,634)	—
Income (loss) from operations	(8,203)	1,356	—	(705)	(7,552)
Long-lived assets at December 31, 1999	$22,141	$4,730	$211	$—	$27,082

Inter-area sales to the Company’s foreign subsidiaries are recorded at amounts consistent with prices charged to distributors, which are above cost.

(16)                            Commitments and Contingencies

(a)                                The Company leases its facilities under non-cancelable operating leases expiring through December 2006.  The leases are generally on a net-rent basis, whereby the Company pays taxes, maintenance and insurance.  Leases that expire are expected to be renewed or replaced by leases on other properties.  Rental expense for the years ended December 31, 2001, 2000 and 1999, aggregated $2.0 million, $1.9 million and $1.8 million, respectively.

Minimum annual rental commitments under the leases at December 31, 2001 are as follows :

Year ending December 31:
(in thousands)
2002	$1,566
2003	499
2004	443
2005	380
2006	32
Later years	—
$2,920

(b)                               United States v. 3D Systems Corporation and DTM Corporation.  The United States Department of Justice, or DOJ, filed a complaint on June 6, 2001 challenging the Company’s acquisition of DTM.  Under a settlement agreement with the DOJ related to the merger with DTM, the Company must license its patents for use in either the manufacture and sale of SL or LS products, but not both, in North America.  The Company refers to this settlement agreement as the Final Judgment.  The Final Judgment requires that, by five days after the Company receives notice that the court has entered the Final Judgment, the Company must have completed the license to a company that currently manufactures either stereolithography or laser sintering machines, subject to the approval of the DOJ.  The court has not yet entered the Final Judgement.  On February 15, 2002, the Company executed a license agreement under the terms of the Final Judgment.  The Company cannot complete this license until it is approved.  The DOJ is currently reviewing the terms of the proposed license agreement and the Company's proposed licensee.

(c)                                Vantico International S.A. and Vantico, Inc v. 3D Systems, Inc.  On August 19, 2001, the Company gave a six-month notice of termination of our Resin Development Agreement with Vantico.  On August 17, 2001, Vantico filed a claim with the International Chamber of Commerce International Court of Arbitration requesting a declaration of the parties’ rights under the Agreement.  On September 4, 2001, the Company filed a counterclaim requesting that Vantico be enjoined from impermissibly using the Company’s confidential information, shared with Vantico during the 13-year duration of the Resin Development Agreement.  On March 19, 2002, the Company settled its dispute under an agreement that requires Vantico to pay the Company either $22 million in cash, or through transfer of 1.55 million shares of the Company’s stock (see Note 18).  The effective termination dates for both the Resin Development Agreement and the Company's distribution agreement with Vantico will be no later than April 22, 2002.

(d)                               3D Systems, Inc. v. Aaroflex, et al.  On January 13, 1997, the Company filed a complaint in federal court in California, against Aarotech Laboratories, Inc., Aaroflex, Inc. and Albert C. Young .  Aaroflex is the parent corporation of Aarotech.  Young is the Chairman of the Board and Chief Executive Officer of both Aarotech and Aaroflex.  The original complaint alleged that stereolithography equipment manufactured by Aaroflex infringes six of our patents.  In August 2000, two additional patents were added to the complaint.  The Company seeks damages and injunctive relief from the defendants, who have threatened to sue the Company for trade libel.  To date, the defendants have not filed such a suit.

Following decisions by the District Court and the Federal Circuit Court of Appeals on jurisdictional issues, Aarotech and Mr. Young were dismissed from the suit, and an action against Aaroflex is proceeding in the District Court.  Motions for summary judgment by Aaroflex on multiple counts contained in our complaint and on Aaroflex’s counterclaims have been dismissed and fact discovery in the case has been completed.  The Company’s motions for summary judgment for patent infringement and validity and Aaroflex’s motion for patent invalidity were heard on May 10, 2001.  In February 2002, the court denied Aaroflex’s invalidity motions.  Decisions on the Company’s motions are still pending.  Trial was originally scheduled to occur in 2001.  No new trial date has been set.

(e)                                3D Systems, Inc. v. Teijin Seiki Co. Ltd.  On March 21, 1997, the Company filed a patent infringement action in the District Court in Osaka, Japan under one of the Company’s Japanese patents, alleging infringement, and seeking damages from the defendant and injunctive relief.  As described below, Teijin Seiki filed an invalidation action against the patent, and the Company unsuccessfully appealed an unfavorable decision in that action.  As a result, the infringement lawsuit has been dismissed.

(f)                                  Patent Opposition and Invalidation Proceedings.  The Company had been granted fourteen patents in Japan.  An opposition was submitted against one of these patents, but the opposition was dismissed, and the patent has been maintained as originally issued.  Another of the patents has been revoked after invalidation proceedings.

(g)                               DTM vs. EOS, et al.  The plastic sintering patent infringement actions against EOS began in France, Germany, and Italy in 1996.  Legal actions in France, Germany, and Italy are proceeding.  EOS had challenged the validity of two patents related to thermal control of the powder bed in the European Patent Office, or EPO.  Both of those patents survived the opposition proceedings after the original claims were modified.  One patent was successfully challenged in an appeal proceeding and in January 2002, the claims were invalidated.  The other patent successfully withstood the appeal process and the infringement hearings were re-started.  In October 2001, a German district court ruled the patent was not infringed, and this decision is being appealed.  In November 2001, the Company received a decision of a French court that the French patent was valid and infringed by the EOS product sold at the time of the filing of the action and an injunction was granted against future sales of the product.  Extension of this decision and the injunction to future EOS products incorporating the same thermal control features is possible and contemplated.  In February 2002, the Company received a decision from an Italian court that the invalidation trial initiated by EOS was unsuccessful and the Italian patent was held valid.  The infringement action in a separate Italian court has now been recommenced and a decision is expected based on the evidence that has been submitted.

In 1997, DTM initiated action against Hitachi Zosen Joho Systems, the EOS distributor in Japan.  In May 1998, EOS initiated two invalidation trials in the Japanese Patent Office attempting to have DTM’s patent invalidated on two separate bases.  The Japanese Patent Office ruled in DTM’s favor in both trials in July 1998, effectively ruling that DTM’s patent was valid.  In September 1999, the Tokyo District Court then ruled in DTM’s favor and granted a preliminary injunction prohibiting further importation and selling of the infringing plastic sintering EOS machine.  In connection with this preliminary injunction, DTM was required to place 20 million yen, which is approximately $200,000, on deposit with the court towards potential damages that Hitachi might claim should the injunction be reversed.  Based on the Tokyo District Court’s ruling, EOS then filed an appeal in the Tokyo High Court to have the rulings of the Japanese Patent Office revoked.  On March 6, 2001, the Tokyo High Court ruled in EOS’s favor that the rulings of the Japanese Patent Office were in error.  This ruling was unsuccessfully appealed by DTM to the Tokyo Supreme Court.  Options to file a corrective action to receive amended patent claims are currently being pursued.

(h)                               EOS vs. DTM and 3D Systems, Inc.  In December 2000, EOS filed a patent infringement suit against DTM in federal court in California.  EOS alleges that DTM has infringed and continues to infringe certain U.S. patents that the Company licenses to EOS.  EOS has estimated its damages to be approximately $27 million for the period from the fourth quarter of 1997 through 2002.  In April 2001, consistent with an order issued by the federal court in this matter, the Company was added as a plaintiff to the lawsuit.  The Company was substituted on October 17, 2001 as a defendant in this action because DTM’s corporate existence terminated when it merged into our subsidiary, 3D Inc on August 31, 2001.  In February 2002, the court granted the Company summary adjudication on its motion that any potential liability for patent infringement terminated with the merger of DTM into 3D Inc, ruling that 3D Inc had the right to enter the laser sintering business.  Concurrently, the court denied as futile EOS’s motion for a fourth amended complaint to add counts related to EOS’s claim that the Company is not permitted to compete in the field of laser sintering under the terms of the 1997 Patent License Agreement between 3D Inc and EOS.  The Company has filed a motion for summary adjudication that EOS is not licensed under the 1997 License Agreement to the patent rights the Company acquired when 3D Inc and DTM merged.  These proceedings are in the discovery stage and a trial date has been set for August 2003.

(i)                                   The Company is engaged in certain additional legal actions arising in the ordinary course of business.  On the advice of legal counsel, the Company believes it has adequate legal defenses and that the ultimate outcome of these actions will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

At this time these contingencies are not estimable and have not been recorded, however, management believes the ultimate outcome of these actions will not have a material adverse effect on the Company's consolidated financial position, results of operations and cash flows.

(17)         Other Operating Expenses

Other operating expenses for the year ended December 31, 1999 are comprised of non-recurring charges including $407,000 of litigation and settlement costs, $1,769,000 of employee related costs, and $1,208,000 of other costs.

In 1999, the litigation and settlement costs of $407,000 relate to a complaint filed against the Company by Centuri Corp.

During May 1999, the Company completed a review of its operations to identify opportunities to improve operating effectiveness. As a result of this review, management initiated certain actions, including realigning various management positions and domestic and foreign operations. With the concurrence of the Board of Directors, the Company recorded a pretax charge to operations of $1.8 million. The employee related costs reflect the costs associated with the realignment of several management positions totaling $573,000. Other costs include $650,000 related to the writeoff of noncurrent assets, $281,000 of legal structure exit costs, and $277,000 of estimated net losses on sublease or lease cancellation penalties.  Management’s plans specifically identified five facilities to be closed, including one operations facility and four sales operations worldwide.

In September 1999, the Company recorded an additional $1.2 million of non-recurring expense associated with the realignment of another management position. The costs are reflected in the employee related costs noted above. Payments to the former executive will be made over a five-year period ending in 2004 as the result of an underlying employment agreement.  As of December 31, 2001 and 2000 a remaining liability of $450,000 and $912,000 respectively related to the non-recurring charge is included in accrued liabilities and other liabilities on the accompanying balance sheet.

(18)         Subsequent Event

Vantico International S.A. and Vantico, Inc. v. 3D Systems, Inc.  On March 19, 2002, the Company settled its dispute under an agreement that requires Vantico to pay the Company either $22 million in cash, or through transfer of 1.55 million shares of the Company’s stock.  The effective termination dates for both the Resin Development Agreement and the distribution agreement with Vantico will be no later than April 22, 2002.

(19)                            Selected Quarterly Financial Data (unaudited)

	Quarter Ended
	Dec. 31, 2001	Sep. 28, 2001	June 29, 2001	Mar. 31, 2001
	(in thousands, except per share information)
Total sales	$36,735	$31,544	$25,042	$27,903
Gross profit	15,741	13,519	10,911	13,204
Total operating expenses	18,847	12,792	11,730	11,103
Income (loss) from operations	(3,106)	727	(819)	2,101
Income tax expense (benefit)	(1,523)	136	(202)	802
Net income (loss)	(2,593)	231	(344)	1,365
Basic income (loss) per share	(0.20)	.02	(.03)	.11
Diluted income (loss) per share	(0.20)	.02	(.03)	.11

	Quarter Ended
	Dec. 31, 2000	Sep. 29, 2000	June 30, 2000	Mar. 31, 2000
	(in thousands, except per share information)
Total sales	$31,699	$29,548	$25,416	$23,012
Gross profit	15,297	14,588	12,179	10,798
Total operating expenses	11,632	10,341	9,347	9,204
Income (loss) from operations	3,665	4,247	2,832	1,594
Income tax expense (benefit)	1,343	1,427	983	556
Net income (loss)	2,385	2,771	1,908	1,080
Basic income (loss) per share	.20	.23	.16	.09
Diluted income (loss) per share	.18	.21	.15	.09

The Company incurred additional expenses related to the DTM acquisition, legal fees related to the Vantico arbitration and had debt write-offs in the fourth quarter of 2001.

Per share amounts for each of the quarterly periods presented do not necessarily add up to the total presented for the year because each amount is independently calculated.

The Company presents its quarterly results on a 13-week basis ending the last Friday of each quarter and reports its annual financial information through the calendar year ended December 31.

INDEPENDENT AUDITOR’S REPORT

To the Stockholders and Board of Directors of
3D Systems Corporation

Valencia, California

We have audited the consolidated financial statements of 3D Systems Corporation and its subsidiaries (the “Company”) as of December 31, 2001 and 2000, and for the years then ended, and have issued our report thereon dated February 20, 2002 (March 22, 2002 as to Note 18) (included elsewhere in this Annual Report on Form 10-K).  Our audits also included the financial statement schedule of the Company as of December 31, 2001 and 2000, and for the years then ended, listed in Item 14.  This financial statement schedule is the responsibility of the Company’s management.  Our responsibility is to express an opinion based on our audits.  In our opinion, such financial statement schedule as of December 31, 2001 and 2000, and for the years then ended, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP
Deloitte & Touche LLP

Los Angeles, California
February 20, 2002

REPORT OF INDEPENDENT ACCOUNTANTS
ON FINANCIAL STATEMENT SCHEDULE

To the Stockholders and Board of Directors

3D Systems Corporation

Our report on the consolidated financial statements of 3D Systems Corporation and its subsidiaries is included on page F-3 of this Form 10-K.  In connection with our audit of such financial statements, we have audited the related financial statement schedule as of December 31, 1999 and for the year ended December 31, 1999, as listed on the index on page F-1 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

PricewaterhouseCoopers LLP

Woodland Hills, California
February 14,	2000

S-1

SCHEDULE II

3D Systems Corporation

Valuation and Qualifying Accounts

Years ended December 31, 2001, 2000 and 1999

Year Ended	Item	Balance at beginning of year	Additions due to acquisition	Additions charged to expense	Deductions	Balance at end of Year
		(in thousands)
2001	Inventory obsolescence reserve	$753	$1,104	$336	$(575)	$1,618
2000	Inventory obsolescence reserve	$1,776	$—	$1,026	$(2,049)	$753
1999	Inventory obsolescence reserve	$620	$—	$1,982	$(826)	$1,776
2001	Allowance for doubtful accounts	$1,599	$793	$1,245	$(927)	$2,710
2000	Allowance for doubtful accounts	$2,912	$—	$300	$(1,613)	$1,599
1999	Allowance for doubtful accounts	$944	$—	$2,596	$(628)	$2,912
2001	Deferred tax valuation allowance	$1,270	$4,335	$—	$—	$5,605
2000	Deferred tax valuation allowance	$1,603	$—	$—	$(333)	$1,270
1999	Deferred tax valuation allowance	$1,163	$—	$440	$—	$1,603

S-2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

3D SYSTEMS CORPORATION

By:	/s/ E. James Selzer
E. James Selzer
Senior Vice President
Global Finance and Administration
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: March 27, 2002

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

Signature	Date	Title

/s/ Brian K. Service	March 27, 2002	President and Chief Executive Officer and Director
(Principal Executive Officer)

/s/ E. James Selzer	March 27, 2002	Senior Vice President
Global Finance and Administration
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

/s/ Charles W. Hull	March 27, 2002	Chief Technology Officer and Director

/s/ G. Walter Loewenbaum II	March 27, 2002	Chairman of the Board of Directors

/s/ Gary J. Sbona	March 27, 2002	Director

/s/ Miriam V. Gold	March 27, 2002	Director

/s/ Jim D. Kever	March 27, 2002	Director

/s/ Kevin S. Moore	March 27, 2002	Director

/s/ Richard C. Spalding	March 27, 2002	Director