Form 10-Q
period 2002-03-29
3 D SYSTEMS CORP
filed 2002-05-09
CIK 910638

5/2/02 2:00PM

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2002

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

Yes  ☒     No ☐

Shares of Common Stock, par value $0.001, outstanding as of April 26, 2002:  11,594,396

3D SYSTEMS CORPORATION

3D SYSTEMS CORPORATION

Consolidated Balance Sheets

As of March 29, 2002 and December 31, 2001

(in thousands)

(unaudited)

	March 29, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$5,542	$5,948
Accounts receivable, less allowances for doubtful accounts of $2,816 (2002) and $2,710 (2001)	27,014	38,181
Arbitration settlement receivable	20,000	—
Current portion of lease receivables	391	498
Inventories	18,626	17,822
Deferred tax assets	731	5,271
Prepaid expenses and other current assets	2,577	2,817
Total current assets	74,881	70,537

Property and equipment, net	17,511	17,864
Licenses and patent costs, net	12,919	12,314
Deferred tax assets	6,618	6,618
Lease receivables, less current portion	1,226	1,750
Acquired technology, net	8,780	9,192
Goodwill	44,340	44,158
Other assets	3,288	3,572
	$169,563	$166,005

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$5,074	$6,151
Accounts payable	12,408	12,819
Accrued liabilities	11,707	15,681
Current portion of long-term debt	3,145	3,135
Customer deposits	904	1,624
Deferred revenues	13,085	13,697
Total current liabilities	46,323	53,107

Deferred tax liabilities	4,232	4,210
Other liabilities	3,211	3,329
Long-term debt, less current portion	15,415	16,240
Subordinated debt	10,000	9,400
	79,181	86,286

Stockholders’ equity:
Preferred stock, authorized 5,000 shares, none issued
Common stock, authorized 25,000 shares, issued 13,370 and outstanding 13,145 (2002) and issued 13,357 and outstanding 13,132 (2001)	13	13
Capital in excess of par value	94,982	93,173
Notes receivable from officers	(244)	(244)
Retained earnings (loss)	3,235	(5,263)
Accumulated other comprehensive loss	(6,064)	(6,420)
Treasury stock, at cost, 225 shares (2002 and 2001)	(1,540)	(1,540)
Total stockholders’ equity	90,382	79,719
	$169,563	$166,005

See accompanying notes to consolidated financial statements

3D SYSTEMS CORPORATION

Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three months ended
	March 29, 2002	March 30, 2001
Sales:
Products	$18,942	$20,686
Services	8,253	7,217
Total sales	27,195	27,903

Cost of sales:
Products	10,744	9,287
Services	6,314	5,412
Total cost of sales	17,058	14,699

Gross profit	10,137	13,204

Operating expenses:
Selling, general and administrative	10,970	8,919
Research and development	3,858	2,184
Total operating expenses	14,828	11,103

Income (loss) from operations	(4,691)	2,101

Interest and other income (expense), net	(700)	66
Gain on arbitration settlement	18,464
Income before provision for income taxes	13,073	2,167
Provision for income taxes	4,575	802
Net income	$8,498	$1,365
Shares used to calculate basic net income per share	13,132	12,294
Basic net income per share	$0.65	$0.11
Shares used to calculate diluted net income per share	14,651	12,940
Diluted net income per share	$0.58	$0.11

See accompanying notes to consolidated financial statements

3D SYSTEMS CORPORATION

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three months ended
	March 29, 2002	March 30, 2001
Cash flows from operating activities:
Net income	$8,498	$1,365
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Deferred income taxes	4,547	739
Depreciation and amortization	2,031	1,436
Loss on disposition of property and equipment	56	44
Increase / decrease in cash, excluding effects of acquisition, resulting from changes in:
Accounts receivable	10,970	(1,673)
Arbitration settlement receivable	(20,000)	—
Lease receivables	630	781
Inventories	(430)	(2,716)
Prepaid expenses and other current assets	278	455
Other assets	260	(552)
Accounts payable	(486)	47
Accrued liabilities	(2,892)	(1,213)
Customer deposits	969	(24)
Deferred revenues	(556)	1,083
Other liabilities	(88)	(1,058)
Net cash provided by (used for) operating activities	3,787	(1,286)

Cash flows from investing activities:
Investment in OptoForm SARL	(1,200)	(1,369)
Purchase of property and equipment	(1,189)	(1,121)
Additions to licenses and patents	(738)	(116)
Software development costs	(140)	(106)
Net cash used for investing activities	(3,267)	(2,712)

Cash flows from financing activities:
Exercise of stock options	119	909
Repayment of notes receivable from officers and employees	—	10
Borrowings	13,600	—
Repayment of debt	(14,892)	(60)
Net cash provided by (used for) financing activities	(1,173)	859
Effect of exchange rate changes on cash	247	527
Net decrease in cash and cash equivalents	(406)	(2,612)
Cash and cash equivalents at the beginning of the period	5,948	18,999

Cash and cash equivalents at the end of the period	$5,542	$16,387

See accompanying notes to consolidated financial statements.

Supplemental schedule of noncash investing and financing activities:

During the three months ended March 29, 2002 and March 30, 2001, the Company transferred $1.3 million and $1.0 million of property and equipment from inventories to fixed assets, respectively. Additionally, $0.9 million and $0.6 million of property and equipment was transferred from fixed assets to inventories for the three months ended March 29, 2002 and March 30, 2001, respectively.

In conjunction with the arbitration settlement with Vantico, the Company recorded a put option resulting in a $1.7 million reduction in stockholders’ equity.

3D SYSTEMS CORPORATION

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(unaudited)

	Three months ended
	March 29, 2002	March 30, 2001
Net income	$8,498	$1,365

Other comprehensive income (loss):

Foreign currency translation adjustments	356	(1,452)

Comprehensive income (loss)	$8,854	$(87)

See accompanying notes to consolidated financial statements.

3D SYSTEMS CORPORATION

Notes to Consolidated Financial Statements

March 29, 2002 and March 30, 2001

(unaudited)

(1)       Basis of Presentation

The accompanying consolidated financial statements of 3D Systems Corporation and subsidiaries (the “Company”) are prepared in accordance with instructions to Form 10-Q and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) which are necessary for the fair presentation of results for the interim periods.  The Company reports its interim financial information on a 13-week basis ending the last Friday of each quarter, and reports its annual financial information through the calendar year ended December 31.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.  The results of the three months ended March 29, 2002 are not necessarily indicative of the results to be expected for the full year.

(2)       Significant accounting policies and estimates

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, the Company evaluates its estimates, including those related to allowance for doubtful accounts, income taxes, inventories, goodwill and intangible assets and contingencies.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

The Company believes the following critical accounting policies affect the more significant judgments and estimates used in preparation of the consolidated financial statements.

Allowance for doubtful accounts.  The Company’s estimate for the allowance for doubtful accounts related to trade receivables is based on two methods.  The amounts calculated from each of these methods are combined to determine the total amount reserved.  First, the Company evaluates specific accounts where it has information that the customer may have an inability to meet its financial obligations (for example, bankruptcy).  In these cases, the Company uses its judgment, based on the available facts and circumstances, and records a specific reserve for that customer against amounts due to reduce the receivable to the amount that is expected to be collected.  These specific reserves are reevaluated and adjusted as additional information is received that impacts the amount reserved.  Second, a reserve is established for all customers based on a range of percentages applied to aging categories.  These percentages are based on historical collection and write-off experience.  If circumstances change (for example, the Company experiences higher than expected defaults or an unexpected material adverse change in a major customer’s ability to meet its financial obligation to the Company), estimates of the recoverability of amounts due to them could be reduced by a material amount.

Income taxes.  The determination of the Company’s income tax provision is complex due to operations in numerous tax jurisdictions outside the United States, which are subject to certain risks, which ordinarily would not be expected in the United States.  Tax regimes in certain jurisdictions are subject to significant changes, which may be applied on a retroactive basis.  If this were to occur, the Company’s tax expense could be materially different than the amounts reported.  Furthermore, in determining the valuation allowance related to deferred tax assets, the Company estimates future taxable income and determines the magnitude of deferred tax assets, which are more likely than not to be realized.  Future taxable income could be materially different than amounts estimated, in which case the Company would need to adjust the valuation allowance.

Inventories.  Inventories are stated at the lower of cost or market, cost being determined on the first-in, first-out method.  Reserves for slow moving and obsolete inventories are provided based on historical experience and current product demand.  The Company evaluates the adequacy of these reserves quarterly.

Goodwill and intangible assets.  The Company has applied Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” in its allocation of the purchase price of  DTM Corporation (DTM) and RPC Ltd.

(RPC).  The annual impairment testing required by SFAS No. 142, “Goodwill and Other Intangible Assets” will also require the Company to use its judgment and could require the Company to write down the carrying value of its goodwill and other intangible assets in future periods.

Contingencies.  The Company accounts for contingencies in accordance with SFAS No. 5, “Accounting for Contingencies”.  SFAS No. 5 requires that the Company record an estimated loss from a loss contingency when information available prior to issuance of the Company’s financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated.  Accounting for contingencies such as legal and income tax matters requires the Company to use its judgment.  At this time the Company’s contingencies are not estimable and have not been recorded, however, management believes the ultimate outcome of these actions will not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

Revenue recognition.  Revenues from the sale of systems and related products and services are recognized upon shipment, at which time title has passed to the customer, or performance.  The Company provides end users with up to one year of maintenance and warranty services, and defers a portion of its revenues at the time of sale based on the relative fair value of such services.  After the initial maintenance period, the Company offers these customers optional maintenance contracts; revenue related to these contracts is deferred and recognized ratably over the period of the contract.  To date, the Company has not experienced any significant warranty claims or product returns.  The Company’s systems are sold with software products that are integral to the operation of the systems.  These software products are not sold separately.

The above listing is not intended to be a comprehensive list of all of the Company’s accounting policies.  In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management’s judgment in their application.  There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142, which became effective January 1, 2002.  SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization.  In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill.  The Company will complete its evaluation of the impact of the adoption of SFAS No. 142 on the financial statements in the second quarter of 2002.

During the three months ended March 29, 2002 and March 30, 2001, the Company had amortization expense on the intangible assets of $0.9 million and $0.4 million respectively. The estimated amortization expense for each of the five succeeding fiscal years are as follows (in thousands):

For the year ended December 31,
2002	$3,237
2003	$2,985
2004	$2,752
2005	$2,652
2006	$2,612

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  This statement supersedes SFAS No. 121, “Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of”, but retains the fundamental provisions for (a) recognition / measurement of impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sales. The Company has adopted SFAS No. 144, effective January 1, 2002, and has determined the impact of the adoption to be immaterial to the financial statements.

(3)                      Inventories (in thousands):

	March 29, 2002	December 31, 2001
Raw materials	$1,867	$2,397
Work in progress	560	759
Finished goods	16,199	14,666
	$18,626	$17,822

(4)                      Property and Equipment, net (in thousands):

	March 29, 2002	December 31, 2001	Useful Life (in years)
Land and building	$4,637	$4,637	30
Machinery and equipment	26,580	26,259	3-5
Office furniture and equipment	3,500	3,183	5
Leasehold improvements	3,356	3,323	Life of lease
Rental equipment	657	1,015	5
Construction in progress	1,049	925	N/A
	39,779	39,342
Less accumulated depreciation	(22,268)	(21,478)
	$17,511	$17,864

(5)       Computation of Earnings Per Share

In accordance with SFAS No. 128, “Earnings Per Share,” basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.  Dilutive net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued.  Potential common shares related to stock options and warrants are excluded from the computation when their effect is antidilutive.

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations for the three months ended March 29, 2002 and March 30, 2001 (in thousands):

	Three months ended
	March 29, 2002	March 30, 2001
Numerator:
Net income – numerator for basic net income per share and diluted net income per share	$8,498	$1,365

Denominator:
Denominator for basic net income per share –weighted average shares	13,132	12,294

Effect of dilutive securities:

Convertible debt, stock options and warrants	1,519	646

Denominator for diluted net income per share	14,651	12,940

Potential common shares related to convertible debt, stock options and warrants that are antidilutive amounted to 963,833 shares and 564,733 shares for the three months ended March 29, 2002 and March 30, 2001, respectively.

(6)       Segment Information

All of the Company’s assets are devoted to the manufacture and sale of Company systems, supplies and services; assets are not identifiable by operating segment.  The Company’s two major operating segments are products and services, and segment information is measured by gross profit.

Summarized data for the Company’s operating segments is as follows (in thousands):

	Three months ended
	March 29, 2002	March 30, 2001
Sales:
Products	$18,942	$20,686
Services	8,253	7,217
Total sales	27,195	27,903
Cost of sales:
Products	10,744	9,287
Services	6,314	5,412
Total cost of sales	17,058	14,699
Gross profit	$10,137	$13,204

(7)       Acquisitions

On August 24, 2001 the Company acquired 100 percent of the outstanding common shares of DTM.  The results of DTM’s operations have been included in the consolidated financial statements since the date of acquisition.

At March 29, 2002, acquisition liabilities for severance and duplicate facilities totaled $1.1 million.  During the first quarter of 2002, severance payments of  $0.4 million were made.  The final severance and facilities payments will be made in 2003 and 2006, respectively.

The following table reflects unaudited pro-forma combined results of operations of the Company and DTM on the basis that the acquisition of DTM had taken place at the beginning of the fiscal year of the period presented (in thousands):

Three Months Ended March 30, 2001
(in thousands)
Net sales	$37,525
Net income	$600
Basic earnings per common share	$.05
Diluted earnings per common share	$.05

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

(8)                     Subsequent Event

On March 19, 2002, the Company reached a settlement agreement with Vantico relating to the termination of the Distribution and Research and Development agreements which requires Vantico to pay 3D Systems $22 million.  Under the terms of the settlement, Vantico can satisfy its obligation through payment in cash or delivery of 1.55 million shares of 3D Systems common stock.  Of the $22 million settlement received, the Company recorded other income of $18.5 million, reimbursement for legal and professional fees of $1.8 million, and $1.7 million recorded as capital in excess of par relating to the value of Vantico's option to settle its obligation through the return of shares to 3D Systems or to pay cash. On April 22, 2002, Vantico delivered 1.55 million shares of the Company’s common stock to the Company.

On May 7, 2002, the Company repurchased 125,000 shares of the Company's common stock from a single stockholder. On that same date the Company sold 1,125,000 shares of our common stock to accredited investors in a private placement transaction. These shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act.  Net proceeds to the Company from these transactions were $12.5 million.

 (9)                   Contingencies

(a)                                           United States v. 3D Systems Corporation and DTM Corporation.  The United States Department of Justice, or DOJ, filed a complaint on June 6, 2001 challenging the Company’s acquisition of DTM.  Under a settlement agreement with the DOJ related to the merger with DTM, the Company must license its patents for use in either the manufacture and sale of SL or LS products, but not both, in North America.  The Company refers to this settlement agreement as the Final Judgment.  The Final Judgment requires that, by five days after the Company receives notice that the court has entered the Final Judgment, the Company must have completed the license to a company that currently manufactures either stereolithography or laser sintering machines, subject to the approval of the DOJ.  EOS GMBH filed a motion to intervene but the court denied that motion.  Subsequently we received notice the court entered the Final Judgment on April 17, 2002.  On February 15, 2002, the Company executed a license agreement under the terms of the Final Judgment.  The DOJ is currently reviewing the terms of the proposed license agreement and the Company’s proposed licensee.

(b)                                          Vantico International S.A. and Vantico, Inc. v. 3D Systems, Inc.  On August 19, 2001, the Company gave a six-month notice of termination of our Resin Development Agreement with Vantico.  On August 17, 2001, Vantico filed a claim with the International Chamber of Commerce International Court of Arbitration requesting a declaration of the parties’ rights under the Agreement.  On September 4, 2001, the Company filed a counterclaim requesting that Vantico be enjoined from impermissibly using the Company’s confidential information, shared with Vantico during the 13-year duration of the Resin Development Agreement.  On March 19, 2002, the Company settled its dispute under an agreement that required Vantico to pay the Company either $22 million in cash, or through transfer of 1.55 million shares of the Company’s stock.  On April 22, 2002, Vantico delivered the 1.55 million shares to the Company.  The effective termination dates for both the Resin Development Agreement and the Company’s Distribution Agreement with Vantico was April 22, 2002.

(c)                                           3D Systems, Inc. v. Aaroflex, et al.  On January 13, 1997, the Company filed a complaint in federal court in California, against Aarotech Laboratories, Inc., Aaroflex, Inc. and Albert C. Young.  Aaroflex is the Parent Corporation of Aarotech.  Young is the Chairman of the Board and Chief Executive Officer of both Aarotech and Aaroflex.  The original complaint alleged that stereolithography equipment manufactured by Aaroflex infringes six of our patents.  In August 2000, two additional patents were added to the complaint.  The Company seeks damages and injunctive relief from the defendants, who have threatened to sue the Company for trade libel.  To date, the defendants have not filed such a suit.

                                                         Following decisions by the District Court and the Federal Circuit Court of Appeals on jurisdictional issues, Aarotech and Mr. Young were dismissed from the suit, and an action against Aaroflex is proceeding in the District Court.  Motions for summary judgment by Aaroflex on multiple counts contained in our complaint and on Aaroflex’s counterclaims have been dismissed and fact discovery in the case has been completed.  The Company’s motions for summary judgment for patent infringement and validity and Aaroflex’s motion for patent invalidity were heard on May 10, 2001.  In February 2002, the court denied Aaroflex’s invalidity motions.  On April 24, 2002, the court denied the Company’s motions for summary judgment on infringement, reserving the right to revisit on its own initiative the decisions following the determination of claim construction.  The court also granted in part the Company’s motions on validity.  Trial was originally scheduled to occur in 2001.  A new trial date of September 10, 2002 has been set.

(d)                                          DTM vs. EOS, et al.  The plastic sintering patent infringement actions against EOS began in France, Germany and Italy in 1996.  Legal actions in Germany and Italy are proceeding.  EOS had challenged the validity of two patents related to thermal control of the powder bed in the European Patent Office, or EPO.  Both of those patents survived the opposition proceedings after the original claims were modified.  One patent was successfully challenged in an appeal proceeding, and in January 2002 the claims were invalidated.  The other patent successfully withstood the appeal process and the infringement hearings were re-started.  In October 2001, a German district court ruled the patent was not infringed, and this decision is being appealed.  In November 2001, the Company received a decision of a French court that the French patent was valid and infringed by the EOS product sold at the time of the filing of the action and an injunction was granted against future sales of the product. EOS may appeal the decision, but appeal will not stay the injunction.  In February 2002, the Company received a decision from an Italian court that the invalidation trial initiated by EOS was unsuccessful and the Italian patent was held valid.  The infringement action in a separate Italian court has now been recommenced and a decision is expected based on the evidence that has been submitted.

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

(e)                                EOS vs. DTM and 3D Systems, Inc.  In December 2000, EOS filed a patent infringement suit against DTM in federal court in California.  EOS alleges that DTM has infringed and continues to infringe certain U.S. patents that the Company licenses to EOS.  EOS has estimated its damages to be approximately $27 million for the period from the fourth quarter of 1997 through 2002.  In April 2001, consistent with an order issued by the federal court in this matter, the Company was added as a plaintiff to the lawsuit.  The Company was substituted on October 17, 2001 as a defendant in this action because DTM’s corporate existence terminated when it merged into our subsidiary, 3D Systems, Inc on August 31, 2001.  In February 2002, the court granted the Company summary adjudication on its motion that any potential liability for patent infringement terminated with the merger of DTM into 3D Systems, Inc, ruling that 3D Systems, Inc had the right to enter the laser sintering business.  Concurrently, the court denied EOS’s motion for a fourth amended complaint to add counts related to EOS’s claim that the Company is not permitted to compete in the field of laser sintering under the terms of the 1997 Patent License Agreement between 3D Systems, Inc and EOS.  The Company filed counterclaims against EOS for the sale of polyamide powders in the United States based on two of the patents acquired in the DTM acquisition.  A motion for a preliminary injunction was filed in April 2002 and a hearing is scheduled for May 2002.  These proceedings are in the discovery stage and a trial date has been set for July 2003.

(f)                                  3D Systems, Inc vs. AMES.  In April 2002, the Company filed suit for patent infringement against Advanced Manufacturing Engineering Systems of Nevada, Iowa for patent infringement related to AMES’ purchase and use of EOS powders in the Company’s SLS system.  No trial date has been set.

(g)                               The Company is engaged in certain additional legal actions arising in the ordinary course of business.  On the advice of legal counsel, the Company believes it has adequate legal defenses and that the ultimate outcome of these actions will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

At this time we are not able to estimate these contingencies and these contingencies have not been recorded; however, at this time management believes the ultimate outcome of these actions will not have a material adverse effect on the Company’s consolidated financial position, results of operations and cash flows.

3D SYSTEMS CORPORATION

Management’s Discussion and Analysis of Financial Condition

And Results of Operations

ITEM 2.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Item 1, and the cautionary statements and risk factors included in Item 2 of this Quarterly Report, and the audited consolidated financial statements and notes thereto, Management’s Discussion and Analysis of Results of Operations and Financial Condition, and Cautionary Statements and Risk Factors contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

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

OVERVIEW

We develop, manufacture and market worldwide solid imaging systems designed to reduce the time it takes to produce 3-dimensional objects.  Our products produce physical objects from the digital output of solid or surface data from computer aided design and manufacturing, which we refer to as CAD/CAM, and related computer systems, and include SLA® systems, SLS® systems and ThermoJet® solid object printers.

SLA systems use our proprietary stereolithography technology, which we refer to as SL, an additive solid imaging process which uses a laser beam to expose and solidify successive layers of photosensitive epoxy resin until the desired object is formed to precise specifications in epoxy or acrylic resin. SLS systems utilize a process called selective laser sintering, which we refer to as LS, which uses laser energy to sinter powdered material to create solid objects from the powdered materials.  LS and SL-produced parts can be used for concept models, engineering prototypes, patterns and masters for molds, consumable tooling, and short-run manufacturing of final product, among other applications.  ThermoJet solid object printers employ hot melt ink jet technology to build models in successive layers using our proprietary thermoplastic material.  These printers, about the size of an office copier, are network-ready and are designed for operation in engineering and design office environments.  The ThermoJet printer output can be used as patterns and molds, and when combined with other secondary processes such as investment casting, can produce parts with representative end-use properties.

Our customers include major corporations in a broad range of industries including service bureaus and manufacturers of automotive, aerospace, computer, electronic, consumer and medical products.  Our revenues are generated by product and service sales. Product sales are comprised of sales of systems and related equipment, materials, software and other component parts, as well as rentals of systems.  Service sales include revenues from a variety of on-site maintenance services and customer training.

For the first quarter of 2002, both revenues and earnings were affected by the continued general economic slowdown in capital equipment purchases in both the United States and Europe, which began affecting sales to original equipment manufacturers in the second quarter of 2001.  While sales of our large frame SLA 7000 systems increased slightly from the fourth quarter of 2001, total unit shipments across most other SLA® and SLS® product lines were lower than anticipated.  This resulted in a significant impact on both our revenue and growth margins.  As a result of our first quarter results, we recalibrated our cost structure in line with current market conditions, including a reduction of approximately 10% of our workforce on a worldwide basis in the second quarter of 2002.

We continue to make progress towards our Advanced Digital Manufacturing strategic program, including aerospace, shoes and hearing aids.  We now have systems in four hearing aid companies and expect to add a fifth during the second quarter of 2002. We anticipate launching a new platform this year using a newly formulated material to provide a lower price option to our customers.  During the first quarter of 2002, we also strengthened our capital position by reducing current assets employed and reducing our senior bank debt.

On March 19, 2002, we reached a settlement agreement with Vantico relating to the termination of the Distribution and Research and Development agreements which requires Vantico to pay us $22 million.  Under the terms of the settlement, Vantico can satisfy its obligation through payment in cash or delivery of 1.55 million shares of 3D Systems common stock. On April 22, 2002, Vantico delivered their 1.55 million shares to us.  We have refocused the management resources consumed by the Vantico arbitration toward our resin conversion program and our overall materials business.  We are moving forward with our retail material strategy, utilizing RPC Ltd. to produce our range of Accura™ materials line launched on April 23, 2002.

On February 15, 2002, we entered into a license agreement, as required by the Antitrust Division of the United States Department of Justice Consent Decree.  The license agreement and the proposed licensee are subject to the approval of the DOJ.  We expect to finalize the approval of the proposed licensee during the second quarter of 2002.  This will bring resolution to another significant issue that has been consuming a large amount of management attention.

SIGNIFICANT ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates, including those related to allowance for doubtful accounts, income taxes, inventories, goodwill and intangible assets and contingencies.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in preparation of our consolidated financial statements.

Allowance for doubtful accounts.  Our estimate for the allowance for doubtful accounts related to trade receivables is based on two methods.  The amounts calculated from each of these methods are combined to determine the total amount reserved.  First, we evaluate specific accounts where we have information that the customer may have an inability to meet its financial obligations (for example, bankruptcy).  In these cases, we use our judgment, based on the available facts and circumstances, and record a specific reserve for that customer against amounts due to reduce the receivable to the amount that we expect to collect.  We reevaluate and adjust these specific reserves when we receive additional information that impacts the amount reserved.  Second, we establish a reserve for all customers based on a range of percentages applied to aging categories.  These percentages are based on historical collection and write-off experience.  If circumstances change (for example, we experience higher than expected defaults or an unexpected material adverse change in a major customer’s ability to meet its financial obligation to us), our estimates of the recoverability of amounts due to us could be reduced by a material amount.

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

Inventories.  Inventories are stated at the lower of cost or market, cost being determined on the first-in, first-out method.  Reserves for slow moving and obsolete inventories are provided based on historical experience and current product demand.  We evaluate the adequacy of these reserves quarterly.

Goodwill and intangible assets.  We have applied Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” in our allocation of the purchase price of DTM Corporation and RPC.  The annual impairment testing required by SFAS No. 142, “Goodwill and Other Intangible Assets” will also require us to use our judgment and could require us to write down the carrying value of our goodwill and other intangible assets in future periods.

Contingencies.  We account for contingencies in accordance with SFAS No. 5, “Accounting for Contingencies”.  SFAS No. 5 requires that we record an estimated loss from a loss contingency when information available prior to issuance of our financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and we can reasonably estimate the amount of the loss.  Accounting for contingencies such as legal and income tax matters requires us to use our judgment.  At this time we are not able to estimate our contingencies and we have not recorded these contingencies.  However, management believes the ultimate outcome of these actions will not have a material effect on our consolidated financial position, results of operations or cash flows.

Revenue recognition.  Revenues from the sale of systems and related products and services are recognized upon shipment, at which time title has passed to the customer, or performance.  We provide end users with up to one year of maintenance and warranty services, and defer a portion of our revenues at the time of sale based on the relative fair value of our services.  After the initial maintenance period, we offer these customers optional maintenance contracts; revenue related to these contracts is deferred and recognized ratably over the period of the contract.  To date, we have not experienced any significant warranty claims or product returns.  Our systems are sold with software products that are integral to the operation of the systems.  We do not sell these software products separately.

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

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142, which became effective January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization.  In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill.  We will complete our evaluation of the impact of the adoption of SFAS No. 142 on the financial statements in the second quarter of 2002.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement supersedes SFAS No. 121, “Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of”, but retains the fundamental provisions for (a) recognition / measurement of impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sales.  It is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged.  We have evaluated the provisions of SFAS No. 144 and determined the impact to be immaterial to the financial statements.

RESULTS OF OPERATIONS

The following table sets forth the percentage relationship of certain items from the our Statement of Operations to total sales:

	Percentage of Total Sales
	Three months ended
	March 29, 2002	March 30, 2001
Sales:
Products	69.7%	74.1%
Services	30.3%	25.9%
Total sales	100.0%	100.0%
Cost of sales:
Products	39.5%	33.3%
Services	23.2%	19.4%
Total cost of sales	62.7%	52.7%

Gross profit	37.3%	47.3%
Selling, general and administrative expenses	40.4%	32.0%
Research and development expenses	14.2%	7.8%
Income (loss) from operations	(17.3)%	7.5%
Interest and other income (expense), net	(2.5)%	0.3%
Gain on lawsuit settlement	67.9%	—
Provision for income taxes	16.8%	2.9%
Net income	31.3%	4.9%

The following table sets forth, for the periods indicated, total sales attributable to each of our major products and services groups, and those sales as a percentage of total sales (in thousands, except for percentages):

	Three months ended
	March 29, 2002	March 30, 2001
Products:
SLA systems and related equipment	$5,577	$11,268
Solid object printers	854	1,604
SLS systems and related equipment	2,046	—
Materials	9,501	7,210
Other	964	604
Total products	18,942	20,686

Services:
Maintenance	7,633	6,725
Other	620	492
Total services	8,253	7,217
Total sales	$27,195	$27,903

Products:
SLA Systems and related equipment	20.5%	40.4%
Solid object printers	3.2%	5.7%
SLS systems and related equipment	7.5%	—
Materials	34.9%	25.8%
Other	3.6%	2.2%
Total products	69.7%	74.1%

Services:
Maintenance	28.1%	24.1%
Other	2.2%	1.8%
Total services	30.3%	25.9%
Total sales	100.0%	100.0%

THREE MONTHS ENDED MARCH 29, 2002 COMPARED TO

THE THREE MONTHS ENDED MARCH 30, 2001

Sales.  Sales during the three months ended March 29, 2002 (the “first quarter of 2002”) were $27.2 million, a decrease of 2.5% from the $27.9 million recorded during the three months ended March 30, 2001 (the “first quarter of 2001”).  Sales for the first quarter of 2002 include revenue from the LS product line acquired through our acquisition of  DTM in August 2001.  The LS product line of machines and materials contributed $6.0 million in revenue for the first quarter of 2002.

Product sales of $18.9 million were recorded in the first quarter of 2002, a decrease of 8.4% compared to $20.7 million for the first quarter of 2001.  Without the consolidation of the LS product line, product sales of  $12.9 million would have been recorded for the first quarter of 2002, compared to $20.7 million for the first quarter of 2001.  This decrease in product sales is due primarily to the decrease in sales of SLA systems and related equipment of $5.7 million or 50.5%.

The decrease in system sales primarily resulted from decreased sales of SLA systems, especially the SLA 7000, primarily due to a continued general economic decline in capital equipment purchases by customers in both the United States and Europe.  In the first quarter of 2002, we sold a total of 8 SLA 7000 systems compared to 15 in the first quarter of 2001.

Excluding $4.0 million in materials revenue from the LS product line, materials revenue of $5.5 million was recorded in the first quarter of 2002, a 23.7% decrease from the $7.2 million recorded in the first quarter of 2001.  The decrease in materials revenue primarily reflects the decreased sales of SLA units. We also believe that customer uncertainty regarding the outcome of the Vantico litigation may have impacted materials sales during the first quarter of 2002.

System orders and resultant sales may fluctuate on a quarterly basis as a result of a number of other factors, including world economic conditions, fluctuations in foreign currency exchange rates, acceptance of new products and the timing of product shipments.  Due to the price of certain systems and the overall low unit volumes, the acceleration or delay of shipments of a small number of higher-end SLA systems from one period to another can significantly affect the results of operations for the quarters involved.

Service sales during the first quarter of 2002 totaled $8.3 million, an increase of 14.4% from $7.2 million in the first quarter of 2001.  The increase primarily reflects increased maintenance contract revenue as a result of the LS product line.

Cost of sales.  Cost of sales increased to $17.1 million or 62.7% of sales in the first quarter of 2002 from $14.7 million or 52.7% of sales in the first quarter of 2001.  Excluding the results of the LS product line, cost of sales were $14.4 million or 67.9% of sales in the first quarter of 2002.

Product cost of sales as a percentage of product sales increased to 56.7% in the first quarter of 2002 from 45.0% in the first quarter of 2001.  Without the consolidation of the LS product line, product cost of sales as a percentage of product sales was 62.4% in the first quarter of 2001 compared to 45.0% in the first quarter of 2001.  A majority of the costs associated with product sales are fixed and the remaining costs do not decrease proportionately with a decrease in product sales.  The increase as a percent of product sales in the first quarter of 2002 reflects decreased product sales over the comparable prior year period.  The increase in 2002 is also attributable to a shift in the sales mix from higher-end SLA systems to our smaller systems in the first quarter of 2002 as compared to the first quarter of 2001.

Service cost of sales as a percentage of service sales increased to 76.5% in the first quarter of 2002 from 75.0% in the first quarter of 2001.  The increase in the first quarter of 2002 primarily reflects the additional field service operating expenses from the DTM acquisition.

Selling, general and administrative expenses.  Selling, general and administrative expenses totaled $11.0 million (net of $1.8 million credit for legal fees reimbursement as provided in the Vantico arbitration settlement) in the first quarter of 2002 and $8.9 million in the first quarter of 2001.  The increase primarily reflects additional expenses from the acquisition of DTM and acquisition related amortization costs.

Research and development expenses.  Research and development expenses in the first quarter of 2002 increased to $3.9 million compared to $2.2 million in the first quarter of 2001.  Excluding the results of DTM, research and development expenses were $2.6 million in the first quarter of 2002, or 12.4% of sales compared with $2.2 million in the first quarter of 2001, or 7.8% of sales.  This increase is primarily due to a higher growth in research and development spending relative to our revenue level compared to prior year.  Based on our historical expenditures related to research and development and our current development goals, we anticipate, for the foreseeable future, research and development expenses will be equal to approximately 8% to 10% of sales.

Income (loss) from operations.  Operating loss for the first quarter of 2002 was $4.7 million compared to operating income of $2.1 million in the first quarter of 2001.  This variance is attributable to decreased gross profit and increased operating expenses.

Interest and other income (expense), net.  Interest and other expense, net for the first quarter of 2002 was $0.7 million compared to interest and other income, net of $0.1 million in the first quarter of 2001.  The increased expense in the first quarter of 2002 reflects $0.7 million of interest expense and amortization of loan costs related to the our U.S. Bank term loan and revolving line of credit incurred as part of the acquisition of DTM in August 2001.

Gain on arbitration settlement.  Gain on arbitration settlement recorded in the first quarter of 2002 reflects a $18.5 million gain associated with the Vantico arbitration.

Provision for income taxes.  For the first quarter of 2002, our tax provision was $4.6 million or 35.0% of pre-tax income, compared to a tax provision of $0.8 million or 37% of the pre-tax income in the first quarter of 2001.

LIQUIDITY AND CAPITAL RESOURCES

	March 29, 2002	December 31, 2001
	(in thousands)
Cash and cash equivalents	$5,542	$5,948
Working capital	28,558	17,430

	Three months ended
	March 29, 2002	March 30, 2001
	(in thousands)
Cash provided by (used for) operating activities	$3,787	$(1,286)
Cash used for investing activities	(3,267)	(2,712)
Cash provided by (used for) financing activities	(1,173)	859

Net cash provided by operating activities in the first three months of 2002 of $3.8 million primarily results from net income of $8.5 million, a decrease in accounts receivable of $10.9 million due to decreased sales and increased collection efforts, a decrease in deferred income taxes of $4.5 million, and $2.0 million of depreciation and amortization offset by the $20 million arbitration settlement receivable and a $2.9 million decrease in accrued liabilities related to payments for commissions and royalties.

Net cash used for investing activities during the first three months of 2002 totaled $3.3 million and primarily relates to the payments for the Optoform acquisition of $1.2 million, additions to property and equipment of $1.2 million of machinery and equipment used in production and additions to licenses and patents of $0.7 million.

Net cash used in financing activities during the first three months of 2002 totaled $1.2 million and primarily reflects $14.9 million in debt repayment offset by $13.6 million in additional borrowings on our line of credit.

On August 20, 1996, we completed a $4.9 million variable rate industrial development bond financing of our Colorado facility. Interest on the bonds is payable monthly (the interest rate at March 29, 2002 was 1.37%). Principal payments are payable in semi-annual installments beginning in February 1997 through August 2016. The bonds are collateralized by an irrevocable standby letter of credit issued by Wells Fargo Bank, N.A.  At March 29, 2002, a total of $4.3 million was outstanding under the bond. The terms of the letter of credit require us to maintain specific levels of minimum tangible net worth and debt to equity ratio. We were in compliance with such covenants at March 29, 2002.  If we were not to be in compliance with these covenants the lender could proceed against our assets, which would have a material impact on our operations.

On August 8, 2000, 3D Systems, Inc., a subsidiary of 3D Systems Corporation, entered into a Revolving Line of Credit agreement ("Line of Credit") which allowed 3D Systems, Inc. to borrow up to $10.0 million. On August 17, 2001 we replaced this Line of Credit with a new agreement through U.S. Bank totaling $41.5 million, in order to finance the acquisition of DTM. The financing arrangement consists of a $26.5 million three-year revolving credit facility and $15 million 66-month commercial term loan. At March 29, 2002, a total of $5.0 million was outstanding under the revolving credit facility and $14.3 million was outstanding under the term loan. The interest rates at March 29, 2002 for the revolving credit facility and term loan were 4.60% and 5.50%, respectively. The interest rate applicable to both facilities will be either: (1) the prime rate plus a margin ranging from 0.25% to 1.0%, or (2) the 90-day adjusted LIBOR plus a margin ranging from 2.0% to 2.75%. The margin for each rate will vary depending upon our interest-bearing debt to Earnings Before Interest Taxes Depreciation and Amortization, "EBITDA". The terms of the debt agreement requires us to maintain specific levels of minimum tangible net worth, EBITDA and liquidity, along with capital expenditure restrictions. We are in compliance with such covenants at March 29, 2002. Pursuant to the terms of the agreement U.S. Bank has received a first priority security interest in our accounts receivable, inventory, equipment and general intangible assets. The breach of any of these covenants would result in default under these instruments. An event of default would permit our lenders to declare all amounts borrowed from them to be due and payable, together with accrued and unpaid interest. Moreover, these lenders would have the option to terminate any obligation to make further extensions of credit under these instruments. If we are unable to repay debt to our senior lenders, these lenders could proceed against our assets, which would have a material impact on our operations.

On May 7, 2002, we repurchased 125,000 shares of our common stock from a single stockholder.  On that same date we sold 1,125,000 shares of our common stock to accredited investors in a private placement transaction. These shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act. Net proceeds to us from these transactions were $12.5 million.

Based upon current levels of operations, anticipated cost savings and future growth, we believe our cash flow from operations together with available borrowings under the credit facility (which amounts to $5.1 million as of March 29, 2002) and other sources of liquidity will be adequate to meet our anticipated requirements for interest payments and other debt service obligations, working capital, capital expenditures and other operating needs.  We cannot assure you, that our business will continue to generate cash flow at or above current levels or that we will achieve our estimated cost savings or growth.  Future operating performance and our ability to service or refinance existing indebtedness will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

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

The terrorist attacks that took place in the United States on September 11, 2001 were unprecedented events that have created many economic and political uncertainties, some of which may materially harm our business and revenues. The disruption of our business as a result of these terrorist attacks, including disruptions and deferrals of customer purchasing decisions, had an immediate adverse impact on our business. The long-term effects of the September 11, 2001 attacks on our customers, the market for our common stock, the markets for our services and the U.S. economy are uncertain. The consequences of any terrorist attacks, or any armed conflicts that may result, are unpredictable, and we may not be able to foresee events that could have an adverse effect on our markets, or our business.

Our research and distribution agreements with Vantico terminated on April 22, 2002.  If we are unable to timely and cost effectively develop resins adequate for use with our products, we may lose customers and market share and our revenues and profitability may decline.

If we cannot develop sufficient quantities of resins for use in stereolithography which are commercially accepted, we may lose customers, our revenues may decline and our results of operations may be adversely affected.  Under the terms of a settlement agreement effective as of March 19, 2002, our research and distribution agreements with Vantico terminated on April 22, 2002.

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

Under a settlement agreement with the Department of Justice relating to our merger with DTM we must license certain of our patents for use in the manufacture and sale of either stereolithography or laser sintering products, but not both, in North America.  We refer to this settlement agreement as the Final Judgment.  The Final Judgment requires that, by five days after we receive notice that the court has entered the Final Judgment, we must have completed the license to a company that currently manufactures either stereolithography or laser sintering machines.  EOS GMBH filed a motion to intervene but the court denied that motion.  Subsequently, we received notice the court entered the Final Judgment on April 17, 2002.  If we cannot complete the license within the time period provided under the Final Judgment, the Department of Justice may ask the court to appoint a trustee, who will be empowered to complete the license to a purchaser acceptable to the Department of Justice, on terms then obtainable by the trustee using its reasonable efforts.  Any proposed license agreement is subject to Department of Justice consent.  Thus, the Department of Justice may reject the licensee or seek amendment to the terms of the proposed license agreement.  Consequently, we may have to license these patents on terms we do not believe are advantageous to us, and on terms that we believe may materially and adversely affect our results of operations.  On February 15, 2002, we executed a license agreement and submitted it to the Department of Justice.  Under the terms of the Final Judgment, we cannot complete this license until it is approved.  The Department of Justice is currently reviewing the terms of the proposed license agreement and our proposed licensee.

Our substantial debt could adversely affect our financial health and affect our ability to run our business.

We have a significant amount of debt outstanding.  As of March 29, 2002, our debt was  $33.6 million.  You should be aware that this level of debt could have important consequences to you as a holder of shares.  Below we have identified for you some of the material potential consequences resulting from this significant amount of debt.

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

Our substantial amount of debt requires us to dedicate a significant portion of our cash flow from operations to pay down our indebtedness, thereby reducing the funds available to us for working capital, capital expenditures and general corporate purposes.  Our ability to make payments on our debt will depend on our ability to generate cash in the future.  Insufficient cash flow could place us at risk of default under our debt agreements or could prevent us from expanding our business as planned.  Our ability to generate cash is subject to general economic, financial, competitive, regulatory and other factors that are beyond our control.  Our business may not generate sufficient cash flow from operations, our strategy to increase operating efficiencies may not be realized and future borrowings may not be available to use under our credit facility in an amount sufficient to enable us to fund our liquidity needs.

Our failure to satisfy covenants in our debt instruments will cause a default under those instruments.

In addition to imposing restrictions on our business and operations, our debt instruments include a number of covenants relating to financial ratios and tests.  The covenants include requirements that we meet certain earning levels relative to our debt.  For the quarter ended March 29, 2002, we experienced an operating loss.  If we continue to have losses and we achieve no further reductions in our debt level, it will have a negative impact on our ability to comply with this requirement.  In addition, our ability to comply with these covenants may be affected by events beyond our control, including prevailing economic, financial and industry conditions.  The breach of any of these covenants would result in a default under these instruments.  An event of default would permit our lenders to declare all amounts borrowed from them to be due and payable, together with accrued and unpaid interest.  Moreover, these lenders would have the option to terminate any obligation to make further extensions of credit under these instruments.  If we are unable to repay debt to our senior lenders, these lenders could proceed against our assets.

The significant competition we face could cause us to lose market share or reduce prices.

To compete effectively, in this dynamic and changing business area, we may be required to reduce prices for our products, increase our operating costs, or take other measures that could adversely impact our business.  We compete for customers with a wide variety of producers of models, prototypes and other 3-dimensional objects, ranging from traditional model makers and subtractive-type producers, such as CNC machine makers, to a wide variety of additive solid imaging system manufacturers as well as service bureaus that provide any or all of these types of technology.  Consequently, we are subject to the effects of technological change, innovation, and new product introductions.  Some of our existing and potential competitors are researching, designing, developing and marketing other types of equipment, materials and services.  In addition, we face substantial competition for stereolithography materials as a result of the termination of our distribution agreement with Vantico on April 22, 2002.  Many of these competitors have financial, marketing, manufacturing, distribution and other resources substantially greater than ours.  In many cases, the existence of these competitors extends the purchase decision time as customers investigate the alternative products and solutions.  Also, these competitors have marketed these products successfully to our existing and potential customers.

We expect further competition will arise from the technology license agreement to be entered into pursuant to the Final Judgment issued by the U.S. Department of Justice.  Under the terms of the Final Judgment, we are required to license our existing patents with respect to either our stereolithography or laser sintering technology to a viable and ongoing commercial enterprise capable of competing effectively in the applicable market.  The licensee may introduce its existing product line into the United States, and may enhance this product line or develop new products, in either case, under the license of our existing patents.  As a consequence of our license of these patents, we may lose market share and/or be required to reduce prices or take other measures that could adversely affect our results of operations in an effort to remain competitive.

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

We continuously expand our product offerings, including our materials, and work to increase the number of geographic markets in which we operate and the distribution channels we use in order to reach our various target markets and customers.  This variety of products, markets and channels results in a range of gross margins and operating income which can cause substantial quarterly fluctuations depending on the mix of product shipments from quarter to quarter.  We may experience significant quarterly fluctuations in gross margins or net income due to the impact of the mix of products, channels, or geographic markets utilized from period to period.  More recently, our mix of products sold has reflected increased sales of our lower end systems which have reduced gross margins as compared to the high end SLA systems.  If this trend continues over time, we may experience lower average gross margins and returns.

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

Historically, our stock price has been volatile.  The prices of the common stock have ranged from $9.45 to $18.28 during the 52-week period ended April 30, 2002.

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

Our debentures are convertible into common stock at the holders’ option at a conversion price of $12.00 per share.  If the holders elect to convert all $10 million principal amount of the debentures, we would be obligated to issue 833,333 shares of our common stock at $12.00 per share.  To the extent that all of the debentures are converted, a significantly greater number of shares of our common stock will be outstanding and the interests of our existing stockholders may be diluted.  Moreover, future sales of substantial amounts of our stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our common stock.

ITEM 3.                             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of interest rate changes and foreign currency fluctuations.

Interest Rate Risk.  The information required to be disclosed related to interest rate risk is not significantly different from the information set forth in Item 7a Quantitative and Qualitative Disclosures About Market Risk included in the 2001 Form 10-K and is therefore not presented here.

Foreign Currency Risk.  International revenues accounted for 27.0% of our total revenue in the first quarter of 2002.  International sales are made primarily from our foreign sales subsidiaries in their respective countries and are denominated in United States dollars or the local currency of each country.  These subsidiaries also incur most of their expenses in the local currency.  Accordingly, all foreign subsidiaries use the local currency as their functional currency.

Our international business is subject to risks typical of an international business, including, but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility.  Accordingly, our future results could be materially adversely impacted by changes in these or other factors.

Our exposure to foreign exchange rate fluctuations arises in part from inter-company accounts in which costs incurred in the United States are charged to our foreign sales subsidiaries.  These inter-company accounts are typically denominated in United States dollars.  We are also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into United States dollars in consolidation.  As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability.  The realized effect of foreign exchange rate fluctuation in the first quarter of 2002 resulted in a $92,000 loss.

As of March 29, 2002, we had investments in foreign operations that are sensitive to foreign currency exchange rates, including non-functional currency denominated receivables and payables.  The net amount that is exposed in foreign currency when subjected to a 10% change in the value of the functional currency versus the non-functional currency produces an immaterial change in our balance sheet as of March 29, 2002.

PART II – OTHER INFORMATION

ITEM 1.                        Litigation Proceedings

United States v. 3D Systems Corporation and DTM Corporation.  The United States Department of Justice, or DOJ, filed a complaint on June 6, 2001 challenging our acquisition of DTM.  Under a settlement agreement with the DOJ relating to our merger with DTM, we must license our patents for use in either the manufacture and sale of SL or LS products, but not both, in North America.  We refer to this settlement agreement as the Final Judgment.  The Final Judgment requires that, by five days after we receive notice that the court has entered the Final Judgment, we must have completed the license to a company that currently manufactures either stereolithography or laser sintering machines, subject to the approval of the DOJ.  EOS GMBH filed a motion to intervene but the court denied that motion.  Subsequently, we received notice the court entered the Final Judgment on April 17, 2002.  On February 15, 2002, we executed a license agreement under the terms of the Final Judgment.  We cannot complete this license until it is approved.  The DOJ is currently reviewing the terms of the proposed license agreement and our proposed licensee.

Vantico International S.A. and Vantico, Inc v. 3D Systems, Inc.  On August 19, 2001, we gave a six-month notice of termination of our Resin Development Agreement with Vantico.  On August 17, 2001, Vantico filed a claim with the International Chamber of Commerce International Court of Arbitration requesting a declaration of the parties’ rights under the Agreement.  On September 4, 2001, we filed a counterclaim requesting that Vantico be enjoined from impermissibly using our confidential information, shared with Vantico during the 13-year duration of the Resin Development Agreement.  On March 19, 2002, we settled this dispute under an agreement that requires Vantico to pay us either $22 million in cash; or through transfer of 1.55 million shares of our stock. On April 22, 2002, Vantico delivered the 1.55 million shares to the Company. The effective termination dates for both the Resin Development Agreement and our Distribution Agreement with Vantico was April 22, 2002.

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

Following decisions by the District Court and the Federal Circuit Court of Appeals on jurisdictional issues, Aarotech and Mr. Young were dismissed from the suit, and an action against Aaroflex is proceeding in the District Court.  Motions for summary judgment by Aaroflex on multiple counts contained in our complaint and on Aaroflex’s counterclaims have been dismissed and fact discovery in the case has been completed.  Our motions for summary judgment for patent infringement and validity and Aaroflex’s motion for patent invalidity were heard on May 10, 2001.  In February 2002, the court denied Aaroflex’s invalidity motions.  On April 24, 2002, the court denied the Company's motion for summary judgment on infringement, reserving the right to revisit on its own initiative the decisions following the determination of claim construction. The court also granted in part the Company's motion on validity.  Trial was originally scheduled to occur in 2001. A new trial date of September 10, 2002 has been set.

DTM vs. EOS, et al.  The plastic sintering patent infringement actions against EOS began in France, Germany and Italy in 1996.  Legal actions in Germany and Italy are proceeding.  EOS had challenged the validity of two patents related to thermal control of the powder bed in the European Patent Office, or EPO.  Both of those patents survived the opposition proceedings after the original claims were modified.  One patent was successfully challenged in an appeal proceeding and in January 2002, the claims were invalidated.  The other patent successfully withstood the appeal process and the infringement hearings were re-started.  In October 2001, a German district court ruled the patent was not infringed, and this decision is being appealed.  In November 2001, we received a decision of a French court that the French patent was valid and infringed by the EOS product sold at the time of the filing of the action and an injunction was granted against future sales of the product.  EOS may appeal the decision, but appeal will not stay the injunction.  In February 2002, we received a decision from an Italian court that the invalidation trial initiated by EOS was unsuccessful and the Italian patent was held valid.  The infringement action in a separate Italian court has now been recommenced and a decision is expected based on the evidence that has been submitted.

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

EOS vs. DTM and 3D Systems, Inc.  In December 2000, EOS filed a patent infringement suit against DTM in federal court in California.  EOS alleges that DTM has infringed and continues to infringe certain U.S. patents that we license to EOS.  EOS has estimated its damages to be approximately $27 million for the period from the fourth quarter of 1997 through 2002.  In April 2001, consistent with an order issued by the federal court in this matter, we were added as a plaintiff to the lawsuit.  We were substituted on October 17, 2001 as a defendant in this action because DTM’s corporate existence terminated when it merged into our subsidiary, 3D Systems, Inc on August 31, 2001.  In February 2002, the court granted us summary adjudication on our motion that any potential liability for patent infringement terminated with the merger of DTM into 3D Systems, Inc, ruling that 3D Systems, Inc had the right to enter the laser sintering business.  Concurrently, the court denied EOS’s motion for a fourth amended complaint to add counts related to EOS’s claim that we are not permitted to compete in the field of laser sintering under the terms of the 1997 Patent License Agreement between 3D Systems, Inc and EOS. The Company filed counterclaims against EOS for the sale of polyamide powders in the United States based on two of the patents acquired in the DTM acquisition. A motion for a preliminary injunction was filed in April 2002 and a hearing is scheduled for May 2002. These proceedings are in the discovery stage and a trial date has been set for July 2003.

3D Systems, Inc vs. AMES. In April 2002, the Company filed suit for patent infringement against Advanced Manufacturing Engineering Systems of Nevada, Iowa for patent infringement related to AMES' purchase and use of EOS powders in the Company's SLS system. No trial date has been set.

The Company  is engaged in certain additional legal actions arising in the ordinary course of business.  On the advice of legal counsel, the Company believes it has adequate legal defenses and that the ultimate outcome of these actions will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

At this time, these contingencies are not estimable and have not been recorded; however, management believes the ultimate outcome of these actions will not have a material adverse effect on the Company’s consolidated financial position, results of operations and cash flows.

ITEM 6.                        Exhibits and Reports on Form 8-K

(a)                                                     Reports on Form 8-K

                                                                   Current Report on Form 8-K, Item 5, filed on March 21, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ E. James Selzer
E. James Selzer	Date: May 9, 2002
Senior Vice President Global Finance & Administration Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

(Duly authorized to sign on behalf of Registrant)