Form 10-Q
period 2002-06-28
3 D SYSTEMS CORP
filed 2002-08-12
CIK 910638

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2002

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

Yes  ☒     No   ☐

Shares of Common Stock, par value $0.001, outstanding as of July 26, 2002:  12,885,446

3D SYSTEMS CORPORATION

3D SYSTEMS CORPORATION

Consolidated Balance Sheets

As of June 28, 2002 and December 31, 2001

(in thousands)

(unaudited)

	June 28, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$6,696	$5,948
Accounts receivable, less allowances for doubtful accounts of $3,145 (2002) and $2,710 (2001)	32,031	38,181
Current portion of lease receivables	391	498
Inventories	16,532	17,822
Deferred tax assets	4,388	5,271
Prepaid expenses and other current assets	2,981	2,817
Total current assets	63,019	70,537

Property and equipment, net	17,395	17,864
Licenses and patent costs, net	12,797	12,314
Deferred tax assets	6,618	6,618
Lease receivables, less current portion	1,150	1,750
Acquired technology, net	8,441	9,192
Goodwill	44,578	44,158
Other assets, net	3,160	3,572
	$157,158	$166,005

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$5,524	$6,151
Accounts payable	13,112	12,819
Accrued liabilities	9,571	15,681
Current portion of long-term debt	3,517	3,135
Customer deposits	1,056	1,624
Deferred revenues	13,932	13,697
Total current liabilities	46,712	53,107

Deferred tax liabilities	4,232	4,210
Other liabilities	3,567	3,329
Long-term debt, less current portion	14,665	16,240
Subordinated debt	10,000	9,400
	79,176	86,286

Stockholders’ equity:
Preferred stock, authorized 5,000 shares, none issued
Common stock, authorized 25,000 shares, issued 12,869 and outstanding 12,644 (2002) and issued 13,357 and outstanding 13,132 (2001)	13	13
Capital in excess of par value	85,884	93,173
Notes receivable from officers	(99)	(244)
Accumulated deficit	(2,727)	(5,263)
Accumulated other comprehensive loss	(3,549)	(6,420)
Treasury stock, at cost, 225 shares (2002 and 2001)	(1,540)	(1,540)
Total stockholders’ equity	77,982	79,719
	$157,158	$166,005

See accompanying notes to consolidated financial statements

3D SYSTEMS CORPORATION

Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three months ended		Six months ended
	June 28, 2002	June 29, 2001	June 28, 2002	June 29, 2001
Sales:
Products	$19,349	$17,201	$38,292	$37,887
Services	9,433	7,841	17,686	15,058
Total sales	28,782	25,042	55,978	52,945

Cost of sales:
Products	11,025	8,313	21,768	17,601
Services	6,883	5,818	13,197	11,229
Total cost of sales	17,908	14,131	34,965	28,830

Gross profit	10,874	10,911	21,013	24,115

Operating expenses:
Selling, general and administrative	12,974	9,081	23,943	18,000
Research and development	4,787	2,649	8,645	4,833
Severance costs	1,617	—	1,617	—
Total operating expenses	19,378	11,730	34,205	22,833

Income (loss) from operations	(8,504)	(819)	(13,192)	1,282
Interest and other income (expense), net	(668)	273	(1,369)	339
Gain on arbitration settlement	—	—	18,464	—

Income (loss) before provision for (benefit from) income taxes	(9,172)	(546)	3,903	1,621
Provision for (benefit from) income taxes	(3,210)	(202)	1,367	600
Net income (loss)	$(5,962)	$(344)	$2,536	$1,021

Shares used to calculate basic net income (loss) per share	12,845	12,393	12,986	12,344

Basic net income (loss) per share	$(0.46)	$(0.03)	$0.20	$0.08

Shares used to calculate diluted net income (loss) per share	12,845	12,393	14,445	13,125

Diluted net income (loss) per share	$(0.46)	$(0.03)	$0.18	$0.08

See accompanying notes to consolidated financial statements

Consolidated Statements of Stockholders’ Equity

As of December 31, 2001 and June 28, 2002

(in thousands)

(unaudited)

				Capital in Excess of Par Value	Notes Receivable From Officers And Employees	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity

	Common Stock
	Shares	Par Value $0.001
Balance at December 31, 2000	12,198	$12		$81,568	$(330)	$(3,922)	$(3,992)	$(1,540)	$71,796
Exercise of stock options	294	(a	)	2,127	—	—	—	—	2,127
Employee stock purchase plan	23	(a	)	242	—	—	—	—	243
Private placement	617	(a	)	8,021	—	—	—	—	8,021
Repayment of officer loans	—	—		—	86	—	—	—	86
Tax benefit related to stock option exercises	—	—		1,215	—	—	—	—	1,215
Net loss	—	—		—	—	(1,341)	—	—	(1,341)
Cumulative translation adjustment	—	—		—	—	—	(2,428)	—	(2,428)
Balance at December 31, 2001	13,132	13		93,173	(244)	(5,263)	(6,420)	(1,540)	79,719
Exercise of stock options	52	(a	)	418	—	—	—	—	418
Employee stock purchase plan	10	(a	)	110	—	—	—	—	110
Repurchase of Vantico stock	(125)	(a	)	(1,562)	—	—	—	—	(1,562)
Vantico settlement	(1,550)	(1)		(20,308)	—	—	—	—	(20,309)
Private placement	1,125	1		14,053	—	—	—	—	14,054
Repayment of officer loans	—	—		—	145	—	—	—	145
Net income	—	—		—	—	2,536	—	—	2,536
Cumulative translation adjustment	—	—		—	—	—	2,871	—	2,871
Balance at June 28, 2002	12,644	$13		$85,884	$(99)	$(2,727)	$(3,549)	$(1,540)	$77,982

(a)          Amounts not shown due to rounding

See accompanying notes to consolidated financial statements

3D SYSTEMS CORPORATION

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six months ended
	June 28, 2002	June 29, 2001
Cash flows from operating activities:
Net income	$2,536	$1,021
Adjustments to reconcile net income to net cash used for operating activities:
Deferred income taxes	893	453
Gain on lawsuit settlement	(20,310)	—
Depreciation and amortization	4,776	2,865
Loss on disposition of property and equipment	—	192
Increase / decrease in cash, excluding effects of acquisition, resulting from changes in:
Accounts receivable	7,947	2,510
Lease receivables	706	3,920
Inventories	823	(5,339)
Prepaid expenses and other current assets	7	152
Other assets	460	(1,012)
Accounts payable	(250)	(3,229)
Accrued liabilities	(3,316)	(617)
Customer deposits	(569)	(159)
Deferred revenues	(116)	(104)
Other liabilities	142	(1,117)
Net cash used for operating activities	(6,271)	(464)

Cash flows from investing activities:
Investment in OptoForm SARL	(1,200)	(1,456)
Investment in DTM	—	(760)
Investment in RPC	(2,045)	—
Purchase of property and equipment	(908)	(2,341)
Additions to licenses and patents	(1,536)	(160)
Software development costs	(308)	(215)
Net cash used for investing activities	(5,997)	(4,932)

Cash flows from financing activities:
Exercise of stock options	529	2,179
Proceeds from sale of stock	12,492	—
Repayment of notes receivable from officers and employees	145	41
Borrowings	30,823	—
Repayment of long-term debt	(32,042)	(60)
Net cash provided by financing activities	11,947	2,160
Effect of exchange rate changes on cash	1,069	1,986
Net (decrease) increase in cash and cash equivalents	748	(1,250)
Cash and cash equivalents at the beginning of the period	5,948	18,999

Cash and cash equivalents at the end of the period	6,696	$17,749

See accompanying notes to consolidated financial statements.

Supplemental schedule of non-cash investing and financing activities:

During the six months ended June 28, 2002 and June 29, 2001, the Company transferred $3.2 million and $1.8 million of property and equipment from inventories to fixed assets, respectively. Additionally, $1.8 million and $1.0 million of property and equipment was transferred from fixed assets to inventories for the six months ended June 28, 2002 and June 29, 2001, respectively.

In conjunction with the arbitration settlement with Vantico, the Company recorded a put option resulting as a $1.7 million addition in stockholders’ equity in the first quarter of 2002.  The $1.7 million put option was offset by the retirement of 1,550,000 shares of the Company’s common stock valued at $20.3 million when Vantico elected to return these shares to the Company in the second quarter of 2002.

The Company repurchased 125,000 shares of its common stock from Vantico, and subsequently resold their shares in its private placement. Total proceeds received from the private placement were reduced by $1.5 million, for the payment to Vantico for the 125,000 shares of the Company's common stock.

3D SYSTEMS CORPORATION

Consolidated Statements of Comprehensive Income (loss)

(in thousands)

(unaudited)

	Three months ended		Six months ended
	June 28, 2002	June 29, 2001	June 28, 2002	June 29, 2001
Net income (loss)	$(5,962)	$(344)	$2,536	$1,021

Foreign currency translation	2,515	(413)	2,871	(1,865)

Comprehensive income (loss)	$(3,447)	$(757)	$5,407	$(844)

See accompanying notes to consolidated financial statements.

3D SYSTEMS CORPORATION

Notes to Consolidated Financial Statements

June 28, 2002 and June 29, 2001

(unaudited)

(1)           Basis of Presentation

The accompanying consolidated financial statements of 3D Systems Corporation and subsidiaries (the “Company”) are prepared in accordance with instructions to Form 10-Q and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) which are necessary for the fair presentation of results for the interim periods.  The Company reports its interim financial information on a 13-week basis ending the last Friday of each quarter, and reports its annual financial information through the calendar year ended December 31.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.  The results of the six months ended June 28, 2002 are not necessarily indicative of the results to be expected for the full year.

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

The Company believes the following critical accounting policies are most affected by management's more significant judgements and estimates used in preparation of the consolidated financial statements.

Allowance for doubtful accounts.  The Company’s estimate for the allowance for doubtful accounts related to trade receivables is based on two methods.  The amounts calculated from each of these methods are combined to determine the total amount reserved.  First, the Company evaluates specific accounts where it has information that the customer may have an inability to meet its financial obligations (for example, bankruptcy).  In these cases, the Company uses its judgment, based on the available facts and circumstances, and records a specific reserve for that customer against amounts due to reduce the receivable to the amount that is expected to be collected.  These specific reserves are reevaluated and adjusted as additional information is received that impacts the amount reserved.  Second, a reserve is established for all customers based on a range of percentages applied to aging categories.  These percentages are based on historical collection and write-off experience.  If circumstances change (for example, the Company experiences higher than expected defaults or an unexpected material adverse change in a major customer’s ability to meet its financial obligation to the Company), estimates of the recoverability of amounts due to the Company could be reduced by a material amount.

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

Goodwill and intangible assets.  The Company has applied Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” in its allocation of the purchase price of DTM Corporation (DTM) and RPC Ltd. (RPC).  The annual impairment testing required by SFAS No. 142, “Goodwill and Other Intangible Assets” requires the Company to use its judgment and could require the Company to write down the carrying value of its goodwill and other intangible assets in future periods.  For the six months ended June 28, 2002 and the three months ended March 29, 2002, the Company capitalized $1.5 million and $0.2 million respectively related to the legal defense and applicate of its patents and licenses.

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

Revenue recognition.  Revenues from the sale of systems and related products and services are recognized upon shipment, at which time title has passed to the customer, or performance.  The Company provides end users with up to one year of maintenance and warranty services, and defers a portion of its revenues at the time of sale based on the relative fair value of such services.  After the initial maintenance period, the Company offers customers optional maintenance contracts; revenue related to these contracts is deferred and recognized ratably over the period of the contract.  To date, the Company has not experienced any significant warranty claims or product returns.  The Company’s systems are sold with software products that are integral to the operation of the systems.  These software products are not sold separately.

The above listing is not intended to be a comprehensive list of all of the Company’s accounting policies.  In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management’s judgment in their application.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142, which became effective January 1, 2002, upon which date the Company adopted.  SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization.  In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill.  The Company completed its evaluation of the impact of the adoption of SFAS No. 142 on the financial statements in the second quarter of 2002, and no impairment was identified.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  This statement supersedes SFAS No. 121, “Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of”, but retains the fundamental provisions for (a) recognition measurement of impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sales. The Company has adopted SFAS No. 144, effective January 1, 2002, and has determined the impact of the adoption to be immaterial to the financial statements.

In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections".  SFAS No. 145 rescinds and amends these Statements to eliminate any inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company adopted SFAS No. 145 as of April 1, 2002. The adoption did not have a material impact on the Company's financial position, results of operations, or cash flows. SFAS No. 145 confirms that gains or losses from normal extinguishments of debt, such as prepayments of Federal Home Loan Bank advances in conjunction with the Company's interest rate risk management program, need not be classified as extraordinary items.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 replaces Emerging Issues Task Force (EITF) Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not believe that the adoption of SFAS 146 will have a significant impact on its financial statements.

(3)                      Inventories (in thousands):

	June 28, 2002	December 31, 2001
Raw materials	$2,490	$2,397
Work in progress	886	759
Finished goods	13,156	14,666
	$16,532	$17,822

(4)       Property and Equipment, net (in thousands):

	June 28, 2002	December 31, 2001	Useful Life (in years)
Land and building	$4,637	$4,637	30
Machinery and equipment	26,809	26,259	3-5
Office furniture and equipment	3,515	3,183	5
Leasehold improvements	3,465	3,323	Life of lease
Rental equipment	1,610	1,015	5
Construction in progress	1,359	925	N/A
	41,395	39,342
Less accumulated depreciation	(24,000)	(21,478)
	$17,395	$17,864

(5)         Licenses and Patent Costs

Licenses and patent costs at June 28, 2002 and December 31, 2001 are summarized as follows (in thousands):

	June 28, 2002	December 31, 2001

Licenses, at cost	$2,333	$2,333
Patent costs	19,886	18,349
	22,219	20,682
Less: Accumulated amortization	(9,422)	(8,368)
	$12,797	$12,314

For three months ended June 28, 2002 and June 29, 2001, the Company amortized $1.0 million and $0.2 million in license and patent costs, respectively.  For the six month ended June 28, 2002 and June 29, 2001, the Company amortized $1.0 million and $0.3 million in license and patent costs, respectively.  The Company incurred $1.5 million for the six month ended June 28, 2002 in costs to acquire, develop and extend patents in the United States, Japan, Europe, and certain other countries.

Acquired Technology

Acquired technology at June 28, 2002 and December 31, 2001 are summarized as follows (in thousands):

	June 28, 2002	December 31, 2001

Acquired technology	$9,975	$9,880
Less: Accumulated amortization	(1,534)	(688)
	$8,441	$9,192

For three months ended June 28, 2002 and June 29, 2001, the Company amortized $0.4 million and $0 in acquired technology, respectively.  For the six month ended June 28, 2002 and June 29, 2001, the Company amortized $0.8 million and $0 in acquired technology, respectively.

Goodwill

The changes in the carrying amount of goodwill for the six month ended June 28, 2002 are as follows (in thousands):

Balance as of December 31, 2001	$44,158
Effect of foreign currency exchange rates, and other	420
Less: Accumulated amortization	—
Balance at June 28, 2002	$44,578

During the six months ended June 28, 2002 and June 29, 2001, the Company had amortization expense on intangible assets of $2.0 million and $0.7 million respectively.  The estimated amortization expense for each of the five succeeding fiscal years are as follows (in thousands):

For the year ending December 31,
2002	$3,237
2003	$2,985
2004	$2,752
2005	$2,652
2006	$2,612

(6)         Computation of Earnings Per Share

In accordance with SFAS No. 128, “Earnings Per Share,” basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Dilutive net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued.  Potential common shares related to convertible debt, stock options and warrants are excluded from the computation when their effect is antidilutive.

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings (loss) per share computations for the three and six months ended June 28, 2002 and June 29, 2001 (in thousands):

	Three months ended		Six months ended
	June 28, 2002	June 29, 2001	June 28, 2002	June 29, 2001

Numerator:
Net income (loss) — numerator for basic net income (loss) per share and diluted net income (loss) per share	$(5,962)	$(344)	$2,536	$1,021
Denominator:
Denominator for basic net income (loss) per share — weighted average shares	12,845	12,393	12,986	12,344
Effect of dilutive securities:

Stock options and warrants	—	—	1,459	781

Denominator for diluted net income (loss) per share	12,845	12,393	14,445	13,125

Potential common shares related to convertible debt, stock options and warrants that are antidilutive amounted to 1,837,166 shares and 548,833 shares for the six months ended June 28, 2002 and June 29, 2001, respectively.

(7)         Segment Information

All of the Company’s assets are devoted to the manufacture and sale of Company systems, supplies and services; assets are not identifiable by operating segment.  The Company’s three major operating segments are US operations, European operations and Asia/Pacific operations, and segment information is measured by gross profit.

Summarized data for the Company’s operating segments is as follows (in thousands):

	Three months ended		Six months ended
	June 28, 2002	June 29, 2001	June 28, 2002	June 29, 2001
Sales:
US operations	$14,513	$10,902	$29,371	$25,457
European operations	11,485	10,392	19,523	19,597
Asia/Pacific operations	2,784	3,748	7,084	7,891
Total sales	28,782	25,042	55,978	52,945
Cost of sales:
US operations	9,232	5,576	18,543	14,559
European operations	7,314	6,900	12,911	10,928
Asia/Pacific operations	1,362	1,655	3,511	3,343
Total cost of sales	17,908	14,131	34,965	28,830
Gross profit	$10,874	$10,911	$21,013	$24,115

(8)         Acquisitions

In August 2001 the Company acquired 100 percent of the outstanding common shares of DTM.  The results of DTM’s operations have been included in the consolidated financial statements since the date of acquisition.

The allocation of purchase price may be revised for goodwill related to DTM sales taxes and realization of acquired net operating loss carry-forwards.

At June 28, 2002, acquisition liabilities for severance and duplicate facilities totaled $0.6 million.  During the first quarter and second quarter of 2002, severance payments of  $0.3 and $0.2 million were made, respectively.  The final severance and facilities payments will be made in 2003 and 2006, respectively.

The following table reflects unaudited pro-forma combined results of operations of the Company and DTM on the basis that the acquisition of DTM had taken place at the beginning of the period presented:

Six Months Ended June 29, 2001
(in thousands)
Net sales	$73,727
Net loss	$(448)
Basic loss per common share	$(.04)
Diluted loss per common share	$(.04)

In management’s opinion, due to management’s inability to effect operational decisions of DTM prior to the acquisition, the unaudited pro-forma combined results of operations are not indicative of the actual results that would have occurred had the acquisition been consummated at the beginning of fiscal year 2001 or of future operations of the combined entities under the ownership and operation of the Company.

(9)                          Contingencies

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

Following decisions by the District Court and the Federal Circuit Court of Appeals on jurisdictional issues, Aarotech and Mr. Young were dismissed from the suit, and an action against Aaroflex is proceeding in the District Court.  Motions for summary judgment by Aaroflex on multiple counts contained in the Company’s complaint and on Aaroflex’s counterclaims have been dismissed and fact discovery in the case has been completed.  The Company’s motions for summary judgment for patent infringement and validity and Aaroflex’s motion for patent invalidity were heard on May 10, 2001.  In February 2002, the court denied Aaroflex’s invalidity motions.  On April 24, 2002, the court denied the Company’s motions for summary judgment on infringement, reserving the right to revisit on its own initiative the decisions following the determination of claim construction. The court also granted in part the Company’s motion on validity.  Trial is scheduled to commence on October 22, 2002.

DTM vs. EOS, et al.  The plastic sintering patent infringement actions against EOS began in France, Germany and Italy in 1996.  Legal actions in Germany and Italy are proceeding.  EOS had challenged the validity of two patents related to thermal control of the powder bed in the European Patent Office, or EPO.  Both of those patents survived the opposition proceedings after the original claims were modified.  One patent was successfully challenged in an appeal proceeding and in January 2002, the claims were invalidated.  The other patent successfully withstood the appeal process and the infringement hearings were re-started.  In October 2001, a German district court ruled the patent was not infringed, and this decision is being appealed.  In November 2001, the Company received a decision of a French court that the French patent was valid and infringed by the EOS product sold at the time of the filing of the action and an injunction was granted against future sales of the product.  EOS filed an appeal of that decision in June 2002, but the appeal does not stay the injunction.  In February 2002, the Company received a decision from an Italian court that the invalidation trial initiated by EOS was unsuccessful and the Italian patent was held valid.  The infringement action in a separate Italian court was recommenced and we are awaiting a decision from the court on this matter.

EOS vs. DTM and 3D Systems, Inc.  In December 2000, EOS filed a patent infringement suit against DTM in federal court in California.  EOS alleges that DTM has infringed and continues to infringe certain U.S. patents that the Company licenses to EOS.  EOS has estimated its damages to be approximately $27.0 million for the period from the fourth quarter of 1997 through 2002.  In April 2001, consistent with an order issued by the federal court in this matter, the Company was added as a plaintiff to the lawsuit.  On October 17, 2001 the Company was substituted as a defendant in this action because DTM’s corporate existence terminated when it merged into the Company’s subsidiary, 3D Systems, Inc. in August 2001.  In February 2002, the court granted summary adjudication on the Company’s motion that any potential liability for patent infringement terminated with the merger of DTM into 3D Systems, Inc.  Concurrently, the court denied EOS’s motion for a fourth amended complaint to add counts related to EOS’s claim that 3D Systems, Inc. is not permitted to compete in the field of laser sintering under the terms of the 1997 Patent License Agreement between 3D Systems, Inc. and EOS. 3D Systems, Inc. filed counterclaims against EOS for the sale of polyamide powders in the United States based on two of the patents acquired in the DTM acquisition.  A motion by 3D Systems, Inc. for a preliminary injunction was denied by the court on May 14, 2002.  The court rescheduled the trial date from July 2002 to February 2003, and set a cut-off date for all discovery of November 18, 2002.

3D Systems, Inc. vs. AMES. In April 2002, the Company filed suit for patent infringement against Advanced Manufacturing Engineering Systems of Nevada, Iowa for patent infringement related to AMES’ purchase and use of EOS powders in the Company’s SLS system.  On June 24, 2002, upon motion by the defendants, this matter was stayed pending trial of the EOS vs. DTM and 3D Systems, Inc. matter described immediately above.

On May 22, 2002, EOS GmbH announced in a press release that it had filed a lawsuit against the Company in a German court seeking damages for the alleged breach of a 1997 agreement.  To date the Company has not been served with any pleadings relating to this matter and is therefore unable to make any evaluation of potential liability with respect to it.

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

(10)                  Subsequent Events

On July 9, 2002, the United States Department of Justice approved Sony Corporation as the licensee for certain of the Company’s technology, as provided for by the Final Judgement issued on April 17, 2002, by the United States District Court for the District of Columbia, relating to the Company’s acquisition of DTM Corporation. Under the terms of the license agreement, the Company has granted a license to Sony to certain of the Company’s North American patents and software copyrights for use only in the field of stereolithography within North America (consisting of the United States, Canada and Mexico) together with a list of our North American stereolithography customers, in exchange for a license fee of $0.9 million payable in August 2002. This license applies only to those North American patents which the Company owned or licensed as of April 17, 2002, as well as any applied-for patents as of April 17, 2002, that cover technology marketed prior to April 17, 2002 for use in the field of stereolithography.  The license does not apply to technology, which the Company may develop in the future.  The license is perpetual, assignable, transferable and non-exclusive, but there is no right to sublicense except as necessary to establish distribution and to outsource manufacturing.

On April 19, 2002 the Company was granted an exclusive license under U.S. Patent No. 5, 136,515 (“the Helinski patent”), subject to one prior license and became responsible for the Helinski vs. Sanders et al. Patent infringement lawsuit in the U.S. District Court of New Hampshire.  On July 23, 2002 the Company settled the lawsuit.  The defendants agreed the patent was valid and infringed and agreed to pay both a fixed sum for past infringement and legal fees to Helinski and a running royalty on machines and consumables sold, a portion of which will go to the Company.

Subsequent to June 28, 2002 the Company initiated and substantially completed by July 24, 2002 a reduction in workforce, which eliminated 109 positions out of its total work force of 523, or approximately 20% percent of the total workforce.  This reduction also included an announcement that the Company would be closing the Company’s existing offices in Austin, Texas and in Farmington Hills, Michigan.  As a result of these activities, the Company expects to record a charge of $2.5 million to $3.0 million in the quarter ending September 27, 2002.

3D SYSTEMS CORPORATION

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Item 1, and the cautionary statements and risk factors included in this Item 2 of this Quarterly Report.

The forward-looking information set forth in this quarterly report on Form 10-Q is as of August 12, 2002, and we undertake no duty to update this information.  If events occur subsequent to August 12, 2002 that make it necessary to update the forward-looking information contained in this Form 10-Q, the updated forward-looking information will be filed with the Securities and Exchange Commission in a quarterly report on Form 10-Q or a current report on Form 8-K, each of which will be available at our website at www3.dsystems.com.  More information about potential factors that could affect our business and financial results is included in the section in this Item 2. entitled “Cautionary Statement and Risk Factors.”

OVERVIEW

We develop, manufacture and market worldwide solid imaging systems designed to reduce the time it takes to produce three-dimensional objects.  Our products produce physical objects from the digital output of solid or surface data from computer aided design and manufacturing, which we refer to as CAD/CAM, and related computer systems, and include SLA® systems, SLS® systems and ThermoJet® solid object printers.

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

Our customers include major corporations in a broad range of industries including service bureaus and manufacturers of automotive, aerospace, computer, electronic, consumer and medical products.  Our revenues are generated by product and service sales. Product sales are comprised of sales of systems and related equipment, materials, software and other component parts, as well as rentals of systems.  Service and warranty sales include revenues from a variety of on-site maintenance services and customer training.

For the first six months of 2002, the continued general economic slowdown in capital equipment spending worldwide impacted both revenues and earnings.  In the first six months of 2002, SLA system unit sales were down 16% and SLS system unit sales were down 31% from the same period in 2001.  In addition, the overall mix between large SLA frame systems to total SLA frame systems shifted from 52% in the first six months of 2001, to 29% in the first six months of 2002.  This had a significant impact on both revenue and overall gross margin.

Since the second quarter of 2001, the market for our capital equipment has been impacted by overall economic conditions.  Consequently, we reduced our cost structure by implementing an approximate 10% reduction in workforce worldwide in April of 2002.  After reviewing our results for the second quarter of 2002, and the long-term prospects for the worldwide economy, we took additional measures to realign our projected expenses with anticipated revenue levels.  In July 2002, we announced that we would close our existing facilities in Austin, Texas and Farmington Hills, Michigan and reduce our workforce by an additional 20% or 109 employees.  As a result of these activities, we expect to record a charge of $2.5 million to $3.0 million in the quarter ending September 27, 2002.

We continue to make progress towards our Advanced Digital Manufacturing (“ADM”) strategic program, including aerospace, motorsports and hearing aids.   Our ADM revenue accounted for 35% of our overall revenue in the second quarter of 2002, and we believe that the market demand for new ADM applications continues to grow.  We placed the first four ADM machines into dedicated aerospace production facilities and expect to place additional machines in the future.

On March 19, 2002, we reached a settlement agreement with Vantico relating to the termination of the Distribution and Research and Development agreement which required Vantico to pay us $22 million through payment of cash or delivery of 1.55 million shares of 3D Systems common stock.  On April 22, 2002, Vantico delivered their 1.55 million shares to us.  We continue to focus on our resin conversion program and our overall materials business.  We are moving forward with our retail materials strategy, utilizing RPC Ltd. to produce our range of Accura™ materials line, which we launched on April 23, 2002.

On July 9, 2002, the United States Department of Justice approved Sony Corporation as the licensee for certain of our technology, as provided for by the Final Judgement issued on April 17, 2002, by the United States District Court for the District of Columbia, relating to our acquisition of DTM Corporation. Under the terms of the license agreement, we have granted a license to Sony to certain of our North American patents and software copyrights for use only in the field of stereolithography within North America (consisting of the United States, Canada and Mexico) together with a list of our North American stereolithography customers, in exchange for a license fee of $900,000 payable in August 2002. This license applies only to those North American patents which we owned or licensed as of April 17, 2002, as well as any applied-for patents as of April 17, 2002, that cover technology marketed prior to April 17, 2002 for use in the field of stereolithography.  The license does not apply to technology, which we may develop in the future.  The license is perpetual, assignable, transferable and non-exclusive, but there is no right to sublicense except as necessary to establish distribution and to outsource manufacturing.

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

We believe the following critical accounting policies are most affected by management's more significant judgments and estimates used in preparation of our consolidated financial statements.

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

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142, which became effective January 1, 2002, upon which date the Company adopted.  SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization.  In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill.  We completed our evaluation of the impact of the adoption of SFAS No. 142 on the financial statements in the second quarter of 2002 and determined the impact to be immaterial to the financial statements.

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

In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections".  SFAS No. 145 rescinds and amends these Statements to eliminate any inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company adopted SFAS No. 145 as of April 1, 2002. The adoption did not have a material impact on the Company's financial position, results of operations, or cash flows. SFAS No. 145 confirms that gains or losses from normal extinguishments of debt, such as prepayments of Federal Home Loan Bank advances in conjunction with the Company's interest rate risk management program, need not be classified as extraordinary items.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 replaces Emerging Issues Task Force (EITF) Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not believe that the adoption of SFAS 146 will have a significant impact on its financial statements.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage relationship of certain items from the our Statements of Operations to total sales:

	Percentage of Total Sales
	Three months ended		Six months ended
	June 28, 2002	June 29, 2001	June 28, 2002	June 29, 2001
Sales:
Products	67.3%	68.7%	68.4%	71.6%
Services	32.7%	31.3%	31.6%	28.4%
Total sales	100.0%	100.0%	100.0%	100.0%
Cost of sales:
Products	38.3%	33.2%	38.9%	33.2%
Services	23.9%	23.2%	23.6%	21.2%
Total cost of sales	62.2%	56.4%	62.5%	54.4%

Gross profit	37.8%	43.6%	37.5%	45.6%
Selling, general and administrative expenses	45.1%	36.3%	42.8%	34.0%
Research and development expenses	16.6%	10.6%	15.4%	9.2%
Severance costs	5.6%	—	2.9%	—
Income (loss) from operations	(29.5)%	(3.3)%	(23.6)%	2.4%
Interest and other income (expense), net	(2.4)%	1.1%	(2.4)%	0.6%
Provision for (benefit from) income taxes	(31.9)%	(0.8)%	2.4%	1.1%
Net income (loss)	(20.7)%	(1.4)%	4.5%	1.9%

The following table sets forth, for the periods indicated, total sales attributable to each of our major products and services groups, and those sales as a percentage of total sales (in thousands, except for percentages):

	Three months ended		Six months ended
	June 28, 2002	June 29, 2001	June 28, 2002	June 29, 2001
Products:
SLA systems and related equipment	$6,248	$8,568	$11,825	$19,836
Solid object printers	262	1,405	1,116	3,009
SLS systems and related equipment	5,169	—	7,215	—
Materials	7,020	6,397	16,521	13,607
Other	650	831	1,615	1,435
Total products	19,349	17,201	38,292	37,887

Services:
Maintenance	8,964	7,299	16,596	14,024
Other	469	542	1,090	1,034
Total services	9,433	7,841	17,686	15,058
Total sales	$28,782	$25,042	$55,978	$52,945

Products:
SLA systems and related equipment	21.7%	34.2%	21.1%	37.5%
Solid object printers	0.9%	5.6%	2.0%	5.7%
SLS systems and related equipment	18.0%	—	12.9%	—
Materials	24.4%	25.6%	29.5%	25.7%
Other	2.3%	3.3%	2.9%	2.7%
Total products	67.3%	68.7%	68.4%	71.6%

Services:
Maintenance	31.1%	29.1%	29.7%	26.5%
Other	1.6%	2.2%	1.9%	1.9%
Total services	32.7%	31.3%	31.6%	28.4%
Total sales	100.0%	100.0%	100.0%	100.0%

THREE MONTHS ENDED JUNE 28, 2002 COMPARED TO
THE THREE MONTHS ENDED JUNE 29, 2001

Sales.  Sales during the three months ended June 28, 2002, (the “second quarter of 2002”) were $28.8 million, an increase of 14.9% from the $25.0 million recorded during the three months ended June 29, 2001 (the “second quarter of 2001”).  Sales for the second quarter of 2002 include revenue from the LS product line acquired through our acquisition of DTM in August 2001.  The LS product line of machines and materials contributed $7.9 million in revenue for the second quarter of 2002.

Product sales of $19.3 million were recorded in the second quarter of 2002, an increase of 12.5% compared to $17.2 million for the second quarter of 2001.  Without the inclusion of the LS product line, product sales of $11.2 million would have been recorded for the second quarter of 2002, compared to $17.2 million for the second quarter of 2001.  This decrease in product sales is due primarily to the decrease in our sales of ThermoJet® solid object printers of $1.1 million or 40.9% and a decrease in sales of our SLA systems and related equipment of $4.7 million or 34.2%.

Due to a continued general economic decline in capital equipment spending by customers worldwide our sales mix has shifted from our large frame SLA systems to our small frame SLA systems.  In the second quarter of 2002, we sold a total of 31 SLA systems of which 23% were large frame systems, compared to the second quarter of 2001 in which we sold a total of 27 SLA systems of which 59% were large frame systems.  In addition, we have sold 17 SLS systems in the second quarter of 2002, compared to 19 SLS systems sold by DTM in the second quarter of 2001.

Excluding $3.0 million in materials revenue from the LS product line, materials revenue of $4.0 million was recorded in the second quarter of 2002, a 37.0% decrease from the $6.4 million recorded in the second quarter of 2001.  The decrease in materials revenue primarily relates to lower resin volumes as customers transition from Vantico material to RPC supplied material.

System orders and sales may fluctuate on a quarterly basis as a result of a number of other factors, including world economic conditions, fluctuations in foreign currency exchange rates, acceptance of new products and the timing of product shipments.  Due to the price of certain systems and the overall low unit volumes, the acceleration or delay of shipments of a small number of higher-end SLA systems from one period to another can significantly affect our results of operations for the quarters involved.

Service sales during the second quarter of 2002 totaled $9.4 million, an increase of 20.3% from $7.8 million in the second quarter of 2001.  The increase primarily reflects increased maintenance contract revenue as a result of the LS product line and a gradual increase in the overall number of systems in the marketplace.

Sales for our US operating segment for the second quarter of 2002 were $14.5 million an increase of 33% from the $10.9 million recorded during the second quarter of 2001. Sales for our European operating segment for the second quarter of 2002 were $11.5 million an increase of 11% from the $10.4 million recorded during the second quarter of 2001. Sales for our Asia/Pacific operating segment for the second quarter of 2002 were $2.8 million a decrease of 26% from the $3.7 million recorded during the second quarter of 2001.  The LS product line of machines and material contributed to $3.2 million in US operations and  $3.9 million in European operations and is primarily responsible for the increase in revenue offset by a decrease in our SLA product line and materials.  The LS product line also contributed to $0.8 million in Asia/Pacific operations for the second quarter of 2002.  The overall decrease in revenue associated with Asia/Pacific operations is primarily a result of a decrease in the SLA product line from the second quarter of 2002 to the second quarter of 2001.

Cost of sales.  Cost of sales increased to $17.9 million or 62.2% of sales in the second quarter of 2002 from $14.1 million or 56.4% of sales in the second quarter of 2001.  Excluding the results of the LS product line, cost of sales was $12.7 million or 61.7% of sales in the second quarter of 2002.

Product cost of sales as a percentage of product sales increased to 57.0% in the second quarter of 2002 from 48.3% in the second quarter of 2001.  Without the inclusion of the LS product line, product cost of sales as a percentage of product sales was 51.7% in the second quarter of 2002 compared to 48.3% in the second quarter of 2001.  Product cost of sales as a percentage of product sales increased primarily due to a shift in the sales mix from higher-end SLA systems to our smaller systems in the second quarter of 2002 as compared to the second quarter of 2001.

Service cost of sales as a percentage of service sales decreased to 73.0% in the second quarter of 2002 from 74.2% in the second quarter of 2001.  The decrease in the service cost of sales as a percentage of service sales is primarily attributable to cost benefits associated with combining the DTM service organization into 3D Systems’.

Cost of sales for US operations increased to $9.2 million or 64% of sales in the second quarter of 2002 from $5.6 million or 51% of sales in the second quarter of 2001.  Cost of sales for our European operations increased to $7.3 million or 64% of sales in the second quarter of 2002 from $6.9 million or 66% of sales in the second quarter of 2001. Cost of sales for our Asia/Pacific operations decreased to $1.4 million or 49% of sales in the second quarter of 2002 from $1.7 million or 44% of sales in the second quarter of 2001.  The change in cost of sales as a percent of revenue relates to a change in mix of products sold.

Selling, general and administrative expenses.  Selling, general and administrative expenses totaled $13.0 million in the second quarter of 2002 and $9.1 million in the second quarter of 2001.   The increase is attributable to increased personnel associated with the acquisition of DTM in August 2001 as well as spending for legal fees related to the DOJ litigation.

Research and development expenses.  Research and development expenses in the second quarter of 2002 increased to $4.8 million compared to $2.6 million in the second quarter of 2001.  Excluding the results of DTM, research and development expenses were $3.4 million in the second quarter of 2002, or 16.5% of sales compared with $2.6 million in the second quarter of 2001, or 8.0% of sales.  The increase in research and development expenses is primarily due to development work associated with the InVision® si2 3-D printer and the initial decision to maintain our facility in Austin, Texas.  Due to our recent reduction in our workforce, we anticipate future research and development expenses to be more in line with historical levels relative to revenue.

Income (loss) from operations.  Operating loss for the second quarter of 2002 was $8.5 million compared to operating loss of $0.8 million in the second quarter of 2001.  This increase in operating loss is attributable to a decreased gross profit and increased in operating expenses.

Interest and other income (expense), net.  Interest and other expense, net for the second quarter of 2002 was $0.7 million compared to interest and other income, net of $0.3 million in the second quarter of 2001.  The increased expense in the second quarter of 2002 reflects $0.6 million of interest expense and amortization of loan costs related to our U.S. Bank term loan and revolving line of credit incurred as part of the acquisition of DTM in August 2001.

Provision for (benefit from) income taxes.  For the second quarter of 2002, our income tax benefit was $3.2 million or 35.0% of income (loss) before provision (benefit from) for income taxes, compared to a tax provision of $0.2 million or 37.0% of the income (loss) before provision  (benefit from) for income taxes in the second quarter of 2001.

SIX MONTHS ENDED JUNE 28, 2002 COMPARED TO
THE SIX MONTHS ENDED JUNE 29, 2001

Sales.  Sales during the six months ended June 28, 2002, (the “first six months of 2002”) were $56.0 million, a increase of 5.7% from the $52.9 million recorded during the six months ended June 29, 2001 (the “first six months of 2001”).  Sales for the first six months of 2002 include revenue from the LS product line acquired through our acquisition of DTM in August 2001.  The LS product line of machines and materials contributed $14.1 million in revenue for the first six months of 2002.

Product sales of $38.3 million were recorded in the first six months of 2002, an increase of 1.0% compared to $37.8 million for the first six months of 2001.  Without the inclusion of the LS product line, product sales of $24.1 million would have been recorded for the first six months of 2002, compared to $37.8 million for the first six months of 2001.  This decrease in product sales is due primarily to the decrease in our sales of ThermoJet® solid object printers of $1.8 million or 32.3% and the decrease in the sales of our SLA systems and related equipment of $11.9 million or 39.0%.

Due to a continued general economic decline in capital equipment spending by customers worldwide our sales mix has shifted from our large frame SLA systems to our small frame SLA systems.  In the first six month of 2002, we sold a total of 58 SLA systems of which 29% were large frame systems, compared to the first six months of 2001in which we sold a total of 69 SLA systems of which 52% were large frame systems.  We have sold 25 SLS systems in the first six months of 2002, compared to 27 SLS systems sold by DTM in the first six months of 2001.

Excluding $7.0 million in materials revenue from the LS product line, materials revenue of $9.6 million was recorded in the first six months of 2002, a 29.4% decrease from the $13.6 million recorded in the first six months of 2001.  The decrease in materials revenue primarily relates to lower resin volumes as our customers transition from Vantico material to RPC supplied material.

System orders and sales may fluctuate on a quarterly basis as a result of a number of other factors, including world economic conditions, fluctuations in foreign currency exchange rates, acceptance of new products and the timing of product shipments.  Due to the price of certain systems and the overall low unit volumes, the acceleration or delay of shipments of a small number of higher-end SLA systems from one period to another can significantly affect our results of operations for the quarters involved.

Service sales during the first six months of 2002 totaled $17.7 million, an increase of 17.5% from $15.1 million in the first six months of 2001.  The increase primarily reflects increased maintenance contract revenue as a result of the LS product line and a gradual increase in the overall number of systems in the marketplace.

Sales for our US operating segment for the first six months of 2002 were $29.4 million an increase of 15% from the $25.5 million recorded during the first six months of 2001. Sales for our European operating segment for the first six months of 2002 were $19.5 million an increase of zero percent from the $19.6 million recorded during the first six months of 2001. Sales for our Asia/Pacific operating segment for the for the first six months of 2002 were $7.1 million a decrease of 10% from the $7.9 million recorded during the first six months of 2001.  The LS product line of machines and material contributed to $6.5 million in US operations and $6.2 million in European operations and is primarily responsible for the increase in revenue offset by a decrease in our SLA product line and materials.   The LS product line also contributed to $1.4 million in Asia/Pacific operations for the first six months of 2002. The overall decrease in revenue associated with Asia/Pacific operations is primarily a result of a decrease in the SLA product line from the first six months of 2002 to first six months of 2001.

Cost of sales.  Cost of sales increased to $35.0 million or 62.5% of sales in first six months of 2002 from $28.8 million or 54.4% of sales in the first six months 2001.  Excluding the results of the LS product line, cost of sales was $27.0 million or 64.7% of sales in the first six months of 2002.

Product cost of sales as a percentage of product sales increased to 56.8% in the first six months of 2002 from 46.5% in the first six months of 2001.  Without the inclusion of the LS product line, product cost of sales as a percentage of product sales was 57.4% in the first six months of 2002 compared to 46.5% in the first six months of 2001.  Product cost of sales as a percentage of product sales increased primarily due to a shift in the sales mix from higher-end SLA systems to our smaller systems in the first six months of 2002 as compared to the first six months of 2001.

Service cost of sales as a percentage of service sales remained consistent at 74.6% in the first six months of 2002 and 2001.

Cost of sales for US operations increased to $18.5 million or 63% of sales in the first six months of 2002 from $14.6 million or 57% of sales in the first six months of 2001.  Cost of sales for our European operations increased to $12.9 million or 66% of sales in the first six months of 2002 from $10.9 million or 56% of sales in the second quarter of 2001. Cost of sales for our Asia/Pacific operations increased to $3.5 million or 50% of sales in the first six months of 2002 from $3.3 million or 42% of sales for the first six months of 2001.  The change in cost of sales as a percent of revenue relates to a change in mix of products sold.

Selling, general and administrative expenses.  Selling, general and administrative expenses totaled $24.0 million (net of $1.8 million credit for legal fees reimbursement as provided in the Vantico arbitration settlement) in the first six months of 2002 and $18.0 million in the first six months of 2001. The increase is attributable to increased personnel associated with the acquisition of DTM in August 2001 as well as spending for legal fees related to the DOJ litigation.

Research and development expenses.  Research and development expenses in the first six months of 2002 increased to $8.6 million compared to $4.8 million in the first six months of 2001.  Excluding the results of DTM, research and development expenses were $6.3 million in the first six months of 2002, or 15.1% of sales compared with $4.8 million in the first six months of 2001, or 9.1% of sales. The increase in research and development expenses is primarily due to development costs related to the InVision® si2 3-D printer and the initial decision to maintain our facility in Austin, Texas.  Due to our recent decrease in our workforce, we anticipate future research and development expenses to be more in line with historical levels relative to revenues.

Income (loss) from operations.  Operating loss for the first six months of 2002 was $13.2 million compared to operating income $1.3 million in the first six months of 2001.  The increase in operating loss is attributable to a decreased gross profit and  increased in operating expenses.

Interest and other income (expense), net.  Interest and other expense, net for the first six months of 2002 was $1.4 million compared to interest and other income, net of $0.6 million in the first six months of 2001.  The increased expense in the first six months of 2002 reflects $1.3 million of interest expense and amortization of loan costs related to our U.S. Bank term loan and revolving line of credit incurred as part of the acquisition of DTM in August 2001.

Provision for (benefit from) income taxes.  For the first six months of 2002, our income tax provision was $1.4 million or 35.0% of income (loss) before provision for (benefit from) income taxes, compared to an income tax provision of $0.6 million or 37.0% of the income (loss) before provision for (benefit from) income taxes in the first six months of 2001.

LIQUIDITY AND CAPITAL RESOURCES

	June 28, 2002	December 31, 2001
	(in thousands)
Cash and cash equivalents	$6,696	$5,948
Working capital	16,307	17,430

	Six months ended
	June 28, 2002	June 29, 2001
	(in thousands)
Cash used for operating activities	$(6,271)	$(464)
Cash used for investing activities	(5,997)	(4,932)
Cash provided by financing activities	11,947	2,160

Net cash used for operating activities in the first six months of 2002 of $6.3 million primarily results from net income of $2.5 million, offset by a non-cash gain from the Vantico settlement of $20.3 million, a decrease in the accounts receivable balance of $8.0 million due to decreased sales and a decrease in accrued liabilities of $3.3 million related to payments for sales commissions, royalties, and payments related to DTM severance.

Net cash used for investing activities during the first six months of 2002 totaled $6.0 million and primarily relates to the payments for the Optoform acquisition of $1.2 million, $2.0 million in payments for the RPC acquisition, additions to property and equipment of $0.9 million of machinery and equipment used in production and additions to licenses and patents of $1.5 million related to legal defense and new filings.

Net cash provided by financing activities during the first six months of 2002 totaled $12.0 million and primarily reflects $12.5 million in proceeds from the sale of stock, $32.0 million in debt repayment partially offset by $30.8 million in additional borrowings on our line of credit.

On August 20, 1996, we completed a $4.9 million variable rate industrial development bond financing of our Colorado facility. Interest on the bonds is payable monthly (the interest rate at June 28, 2002 was 1.37%). Principal payments are payable in semi-annual installments beginning in February 1997 through August 2016. The bonds are collateralized by an irrevocable letter of credit issued by Wells Fargo Bank, N.A. that is further collateralized by a standby letter of credit issued by U.S. Bank in the amount of $1.2 million.  At June 28, 2002, a total of $4.3 million was outstanding under the bond. The terms of the letter of credit require us to maintain specific levels of minimum tangible net worth and debt to equity ratio. We were in compliance with these covenants at June 28, 2002.  If we were not to be in compliance with these covenants the lender could proceed against our assets, which would have a material impact on our operations.

On August 17, 2001 we entered loan agreement with U.S. Bank totaling $41.5 million, in order to finance the acquisition of DTM. The financing arrangement consists of a $26.5 million three-year revolving credit facility and $15 million 66-month commercial term loan. At June 28, 2002, a total of $5.5 million was outstanding under the revolving credit facility and $13.5 million was outstanding under the term loan. The interest rates at June 28, 2002 for the revolving credit facility and term loan were 4.68% and 5.75%, respectively. The interest rate applicable to both facilities will be either: (1) the prime rate plus a margin ranging from 0.25% to 1.0%, or (2) the 90-day adjusted LIBOR plus a margin ranging from 2.0% to 2.75%. The margin for each rate will vary depending upon our interest-bearing debt to earnings before interest taxes depreciation and amortization, “EBITDA”. The terms of the debt agreement require us to maintain specific levels of minimum tangible net worth, EBITDA and liquidity, along with capital expenditure restrictions. We are in compliance with these covenants at June 28, 2002. Pursuant to the terms of the agreement U.S. Bank has received a first priority security interest in our accounts receivable, inventory, equipment and general intangible assets. The breach of any of these covenants would result in a default under our agreement with U.S. Bank.  An event of default would permit our lenders to declare all amounts borrowed from them to be due and payable, together with accrued and unpaid interest. Moreover, these lenders would have the option to terminate any obligation to make further extensions of credit under these instruments. If we are unable to repay debt to our senior lenders, these lenders could proceed against our assets, which would have a material impact on our operations.

On May 7, 2002, the Company repurchased 125,000 shares of the Company’s common stock from Vantico. On that same date the Company sold 1,125,000 shares of our common stock to accredited investors in a private placement transaction. These shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act.  Net proceeds to the Company from these transactions were $12.5 million.

The future contractual payments are as follows:

Contractual Obligations	2002	2003	2004	2005	2006	Later Years	Total
Line of credit	$5,524	$—	$—	$—	$—	$—	$5,524

Term loan	1,500	3,000	3,000	3,000	3,000	—	13,500

Industrial development bond	145	150	165	180	200	3,470	4,310

Subordinated debt	—	—	—	—	10,000	—	10,000

Operating leases	783	499	443	380	32	—	2,137

Total Contractual Obligations	$7,952	$3,649	$3,608	$3,560	$13,232	$3,470	$35,471

Based upon anticipated levels of operations and cost savings from the restructuring, we believe our cash flow from operations together with available borrowings under the credit facility (which amounts to $10.8 million as of June 28, 2002) and other sources of liquidity will be adequate to meet our anticipated requirements for interest payments and other debt service obligations, working capital, capital expenditures and other operating needs for at least the next 12 months.  We cannot assure you, that our business will generate cash flow or that we will achieve our estimated cost savings.  Future operating performance and our ability to service or refinance existing indebtedness will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

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

Recent political and economic events and the uncertainty resulting from them may have a material adverse effect on our operating results.

The terrorist attacks that took place in the United States on September 11, 2001, along with the United States’ military campaign against terrorism in Afghanistan and elsewhere, increasing violence in the Middle East and speculation regarding future military action against Iraq have created many economic and political uncertainties, some of which may materially harm our business and revenues.  The disruption of our business as a result of these events, including disruptions and deferrals of customer purchasing decisions, had an immediate adverse impact on our business.  Since September 11, 2001, some economic commentators have indicated that spending on capital equipment of the type that we sell has been weaker than spending in the economy as a whole, and many of our customers are in industries that are also viewed as under-performing the overall economy, such as the automobile and telecommunication industries.   The long-term effects of these events on our customers, the market for our common stock, the markets for our services and the U.S. economy are uncertain. The consequences of any additional terrorist attacks, or any expanded-armed conflicts are unpredictable, and we may not be able to foresee events that could have an adverse effect on our markets, or our business.

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

Under these agreements, we had jointly developed liquid photopolymers with Vantico and served as the exclusive worldwide distributor (except in Japan) of these materials, manufactured by Vantico for use in stereolithography.  Sales of our materials accounted for 29.5% and 25.7% of our total revenues for the six months ended 2002 and 2001, respectively.  On September 20, 2001, we acquired RPC, an independent supplier of stereolithography resins.  We may not be able to timely and cost-effectively develop adequate enhancements to the existing RPC product line, or if developed, produce sufficient quantities of RPC resins and other materials that meet the needs of our customers or otherwise develop or obtain materials adequate for use with our products that are commercially accepted.  If we are able to develop or otherwise obtain commercially accepted materials, we will face significant competition for materials sales from various suppliers, including Vantico.  A substantial majority of our current SLA system customer base use Vantico resins.  As a result, we may lose customers and market share, our revenues may decline and our results of operations may be materially and adversely affected.

In order to provide additional resins for sale and to partially replace Vantico resins previously sold by the Company, in June 2002, we entered into a two-year non-exclusive distribution agreement for the sale of a line of resins produced by another chemical manufacturer.  Stereolithography is, however, very sensitive to even slight variations in materials, and we cannot be certain that these new resins will perform satisfactorily or be as acceptable to customers as the Vantico resins were.

We do not have substantial experience operating a materials manufacturing business.  If we cannot cost-effectively manage the materials business and the associated risks, our revenue, market share and profitability will decline.

Our business strategy includes the operation and substantial expansion of the RPC materials business.  If we cannot operate the RPC business effectively, or complete the expansion timely and cost-effectively, our revenue and profitability will decline and we may lose customers and market share.  Our management team does not have substantial experience in the materials manufacturing business and may not be able to timely identify or anticipate all of the material risks associated with operating that business.  In addition, the materials business increases some of the existing risks we face and poses new risks to our company.  For example, we must comply with all applicable environmental laws, rules and regulations associated with large scale manufacturing of resins in Switzerland.  Our compliance with these laws may increase our cost of production and reduce our margins and any failure to comply with these laws may result in legal or regulatory action instituted against us, substantial monetary fines or other damages.  We may not be able to retain a sufficient number of additional qualified employees on a timely basis, or at all.  If we cannot timely and cost-effectively manage the RPC business, we will lose revenue, customers and market share, and our results of operations will be materially adversely affected.

Our substantial debt could adversely affect our financial health and affect our ability to run our business.

We have a significant amount of debt outstanding.  As of June 28, 2002, our debt was $33.7 million.  You should be aware that this level of debt could have important consequences to you as a holder of shares.  Below we have identified for you some of the material potential consequences resulting from this significant amount of debt.

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

In addition to imposing restrictions on our business and operations, our debt instruments include a number of covenants relating to financial ratios and tests.  The covenants include requirements that we meet certain earning levels relative to our debt.  For the quarter ended June 28, 2002, we experienced an operating loss.  If we do not meet our anticipated levels of operations and cost savings from the restructurings in the quarter ended September 27, 2002 or do not reduce our debt level, we will not meet our debt covenants.  In addition, our ability to comply with these covenants may be affected by events beyond our control, including prevailing economic, financial and industry conditions.  The breach of any of these covenants would result in a default under these instruments.  An event of default would permit our lenders to declare all amounts borrowed from them to be due and payable, together with accrued and unpaid interest.  Moreover, these lenders would have the option to terminate any obligation to make further extensions of credit under these instruments.  If we are unable to repay debt to our lenders, these lenders could proceed against our assets.

The significant competition we face could cause us to lose market share or reduce prices, and this competition will likely increase in the near future.

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

Under a settlement agreement with the Department of Justice relating to our merger with DTM we were required license certain of our patents for use in the manufacture and sale of either stereolithography or laser sintering products, but not both, in North America.  On June 6, 2002, we entered into a license agreement with Sony Corporation, pursuant to which they would license our patents for use in the field of stereolithography in North America (defined as the United States, Canada and Mexico).  On July 9, 2002, we were informed by the Department of Justice that they had approved Sony as our licensee. Sony is an extremely large and sophisticated corporation with annual revenues in excess of $60 billion.  Sony also has considerable experience in manufacture and sale of stereolithography machines and materials outside of the United States (including in its home country of Japan).  Although we cannot be certain of the market impact, which Sony will have, they are very likely to be an extremely formidable competitor for all aspects of our stereolithography business.

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

Our balance sheet contains several categories of intangible assets that we may be required to write off or write down based on the future performance of the Company, which may adversely impact our future earnings and our stock price.

As of June 28, 2002, we had $76.8 million of unamortized intangible assets, including goodwill, licenses and patents, other intellectual property, deferred tax assets, and certain expenses that we amortize over time.  Any material impairment to any of these items could reduce our net income and may adversely affect the trading price of our common stock.

We currently have $44 million in goodwill capitalized on our balance sheet.  In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 142 "Goodwill and Other Intangible Assets," which requires among other things, the discontinuance of the amortization of goodwill and certain other intangible assets that have indefinite useful lives, and the introduction of impairment testing in its place.  Under SFAS 142, goodwill and some indefinite-lived intangibles will not be amortized into results of operations, but instead will be tested for impairment at least annually, with impairment being measured as the excess of the carrying value of the goodwill or intangible asset over its fair value.  In addition, goodwill and intangible assets will be tested more often for impairment as circumstances warrant, and may result in write-downs of some of our goodwill and indefinite-lived intangibles.  Accordingly, we could, from time to time, incur impairment charges, which will be recorded as operating expenses and will reduce our net income and adversely affect our operating results.

We currently have approximately $5.0 million related to a license fee prepaid in 1999 related to the Solid Object Printer machine platform included under license and patent costs, net, in our financial statements.  The amortization of this intangible is based on the number of Solid Object Printer units sold.  If future sales of the Solid Object Printer machine platforms do not increase, then a more rapid rate of amortization of this balance will be required relative to the number of units sold.

As of June 28, 2002, we have recorded $11 million in deferred tax assets on our balance sheet, which are accounted for in accordance with FAS 109.  If it were anticipated that we would not return to profitability and utilize those deferred tax assets in the near future, we would need to fully reserve for the amount of the deferred tax assets.  This could have significant impact on our results of operations in the period that the reserve is recorded.

We are carrying a significant amount of model-related inventory and tooling costs for a Solid Object Printer machine platform.

We are carrying approximately $2 million in inventory and tooling cost associated with the development and production of a new Solid Object Printer machine platform. Design validation testing of the new platform is in process.  Changes to the bill of material as a result of the design validation testing may render inventory and tooling cost obsolete.  Additionally, we continue to carry inventory and have vendor commitments related to our existing Solid Object Printer model totaling $2.3 million, which if not sold, could become obsolete.  A significant write down of inventory and tooling due to obsolescence could adversely affect our results of operations.

The mix of products we sell affects our overall profit margins.

We continuously expand our product offerings, including our materials, and work to increase the number of geographic markets in which we operate and the distribution channels we use in order to reach our various target markets and customers.  This variety of products, markets and channels results in a range of gross margins and operating income which can cause substantial quarterly fluctuations depending on the mix of product shipments from quarter to quarter.  We may experience significant quarterly fluctuations in gross margins or net income due to the impact of the mix of products, channels, or geographic markets utilized from period to period.  More recently, our mix of products sold has reflected increased sales of our lower end systems, which have reduced gross margins as compared to the high-end SLA systems.  If this trend continues over time, we may experience lower average gross margins and returns.

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

Retain key technology employees.

Also, new technologies or materials that render our existing products and services obsolete may be developed.  We believe that our future success will depend on our ability to deliver products that meet changing technology and customer need.  Our acquisitions of DTM or RPC may not enable us to further expand into advanced digital manufacturing and rapid tooling or that we can successfully design, manufacture and market the increasingly sophisticated platforms, materials and services, which the change in technology requires.

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

In order to manage our exposure to risks associated with fluctuations in foreign currency exchange rates, we have entered into hedging transactions.  These hedging transactions include purchases of options or forward contracts to minimize the risk associated with cash payments from foreign subsidiaries to 3D Systems, Inc.  If our hedging transactions do not provide us adequate protection in our foreign operations, our overall revenues and results of operations may be adversely affected.

If the current business situation with Worldcom causes interruptions in Internet access, it could adversely affect our ability to do business.

Our success depends, in part, on the uninterrupted performance of our information systems. Most of our offices world-wide are connected to the Internet and each other via Worldcom. Should their current business situation continue to degrade, there is a potential for loss or disruption of service. Sustained or repeated interruptions that prevent normal business operations could materially and adversely affect our business, financial condition, results of operations, or cash flows.

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

As of December 31, 2001, we held 301 patents, which include 143 in the United States, 101 in Europe, 13 in Japan, and 44 in other foreign jurisdictions.  At that date, we had 33 pending patent applications with the United States, 75 in the Pacific Rim, 43 in Europe, 7 in Canada and 1 in Latin America.  As we discover new developments and components to our technology, we intend to apply for additional patents.  Effective trademark, service mark, copyright, patent and trade secret protection may not be available in every country in which our products and services are made available.  We cannot assure you that the pending patent applications will be granted or that we have taken adequate steps to protect our proprietary rights, especially in countries where the laws may not protect our rights as fully as in the United States.  We currently are involved in several patent infringement actions.  We have capitalized $3.2 million in legal costs related to various litigations, which if not settled favorably, would need to be written off and would have a significant negative impact on our financial results.  In addition, our competitors may independently develop or initiate technologies that are substantially similar or superior to ours.  We cannot be certain that we will be able to maintain a meaningful technological advantage over our competitors.

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

Historically, our stock price has been volatile.  The prices of the common stock have ranged from $9.16 to $16.26 during the 52-week period ended July 30, 2002.

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

We depend on the management and leadership of a team provided to us by Regent Pacific Management Corporation.  The loss of any member of this team could materially adversely affect our business.  The management services provided under our agreement with Regent Pacific include the services of Brian K. Service as President and Chief Executive Officer and certain other executives.  Our agreement with Regent Pacific expires on September 9, 2002.  If the agreement with Regent Pacific were canceled without another accomodation, the loss of the Regent Pacific personnel could have a material adverse effect on our operations, especially during any transition phase to new management.  Similarly, if any adverse change in our relationship with Regent Pacific occurs, it could hinder management’s ability to direct our business and materially and adversely affect our results of operations and financial condition.

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

Our recent reductions in force and restructuring of the Company may have an adverse impact on our business.

On July 24, 2002, the Company had substantially completed a reduction in workforce, which eliminated 109 positions out of its total work force of 523, or approximately 20% percent of the total workforce.  This reduction also included announcing the closing of the Company’s office in Austin, Texas, which it acquired as part of its acquisition of DTM and the closure of our sales office in Farmington Hills, Michigan. This was the second reduction in force announced by the Company in the first half of 2002.  On April 9, 2002, the Company announced that it had eliminated approximately 10% of its total workforce.   It is impossible to determine the effect of these reductions and restructurings on the morale of the Company’s remaining employees and on the Company’s ability to retain those employees and to recruit new employees.  In addition, the reductions and reorganization may have an adverse impact on the Company’s ability to conduct research, to design and manufacture new platforms and materials, to service existing customers and to attract new ones.

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

Foreign Currency Risk.  International revenues accounted for 38.9% of our total revenue in the second quarter of 2002.  International sales are made primarily from our foreign sales subsidiaries in their respective countries and are denominated in United States dollars or the local currency of each country.  These subsidiaries also incur most of their expenses in the local currency.  Accordingly, all foreign subsidiaries use the local currency as their functional currency.

Our international business is subject to risks typical of an international business, including, but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility.  Accordingly, our future results could be materially adversely impacted by changes in these or other factors.

Our exposure to foreign exchange rate fluctuations arises in part from inter-company accounts in which costs incurred in the United States are charged to our foreign sales subsidiaries.  These inter-company accounts are typically denominated in United States dollars.  We are also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into United States dollars in consolidation.  As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability.  The realized effect of foreign exchange rate fluctuation in the second quarter of 2002 resulted in a $152,000 loss.

As of June 28, 2002, we had investments in foreign operations that are sensitive to foreign currency exchange rates, including non-functional currency denominated receivables and payables.  The net amount that is exposed in foreign currency when subjected to a 10% change in the value of the functional currency versus the non-functional currency produces an immaterial change in our balance sheet as of June 28, 2002.

PART II — OTHER INFORMATION

ITEM 1.                        Litigation Proceedings

United States v. 3D Systems Corporation and DTM Corporation.  The United States Department of Justice, or DOJ, filed a complaint on June 6, 2001 challenging our acquisition of DTM.  Under a settlement agreement with the DOJ relating to our merger with DTM, we were required to license our patents for use in either the manufacture and sale of SL or LS products, but not both, in North America.  Our initial proposed licensee was not approved by the DOJ; however, on June 6, 2002, we entered into a license agreement with Sony Corporation, pursuant to which they would license our patents for use in the field of stereolithography in North America (defined as the United States, Canada and Mexico).  On July 9, 2002, we were informed by the Department of Justice that they had approved Sony as our licensee.

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

Following decisions by the District Court and the Federal Circuit Court of Appeals on jurisdictional issues, Aarotech and Mr. Young were dismissed from the suit, and an action against Aaroflex is proceeding in the District Court.  Motions for summary judgment by Aaroflex on multiple counts contained in our complaint and on Aaroflex’s counterclaims have been dismissed and fact discovery in the case has been completed.  Our motions for summary judgment for patent infringement and validity and Aaroflex’s motion for patent invalidity were heard on May 10, 2001.  In February 2002, the court denied Aaroflex’s invalidity motions.  On April 24, 2002, the court denied our motions for summary judgment on infringement, reserving the right to revisit on its own initiative the decisions following the determination of claim construction. The court also granted in part our  motion on validity.  Trial was originally scheduled to occur in 2001. A new trial date of October 22, 2002 has been set.

DTM vs. EOS, et al.  The plastic sintering patent infringement actions against EOS began in France, Germany and Italy in 1996.  Legal actions in Germany and Italy are proceeding.  EOS had challenged the validity of two patents related to thermal control of the powder bed in the European Patent Office, or EPO.  Both of those patents survived the opposition proceedings after the original claims were modified.  One patent was successfully challenged in an appeal proceeding and in January 2002, the claims were invalidated.  The other patent successfully withstood the appeal process and the infringement hearings were re-started.  In October 2001, a German district court ruled the patent was not infringed, and this decision is being appealed.  In November 2001, we received a decision of a French court that the French patent was valid and infringed by the EOS product sold at the time of the filing of the action and an injunction was granted against future sales of the product.  EOS filed an appeal of that decision in June 2002, but the appeal will not stay the injunction.  In February 2002, we received a decision from an Italian court that the invalidation trial initiated by EOS was unsuccessful and the Italian patent was held valid.  The infringement action in a separate Italian court has now been recommenced and a decision is expected based on the evidence that has been submitted.

EOS vs. DTM and 3D Systems, Inc.  In December 2000, EOS filed a patent infringement suit against DTM in federal court in California.  EOS alleges that DTM has infringed and continues to infringe certain U.S. patents that we licenses to EOS.  EOS has estimated its damages to be approximately $27 million for the period from the fourth quarter of 1997 through 2002.  In April 2001, consistent with an order issued by the federal court in this matter, we were added as a plaintiff to the lawsuit. October 17, 2001, we were substituted as a defendant in this action because DTM’s corporate existence terminated when it merged into our subsidiary, 3D Systems, Inc. on August 31, 2001.  In February 2002, the court granted summary adjudication on our motion that any potential liability for patent infringement terminated with the merger of DTM into 3D Systems, Inc.  Concurrently, the court denied EOS’s motion for a fourth amended complaint to add counts related to EOS’s claim that 3D Systems, Inc. is not permitted to compete in the field of laser sintering under the terms of the 1997 Patent License Agreement between 3D Systems, Inc and EOS.  3D Systems, Inc. filed counterclaims against EOS for the sale of polyamide powders in the United States based on two of the patents acquired in the DTM acquisition.  A motion by 3D Systems, Inc.  for a preliminary injunction was denied by the court on May 14, 2002.  The court rescheduled the trial date from July 2002 to February 2003, and set a cut-off date for all discovery of November 18, 2002.

3D Systems, Inc. vs. AMES. In April 2002, the Company filed suit for patent infringement against Advanced Manufacturing Engineering Systems of Nevada, Iowa for patent infringement related to AMES’ purchase and use of EOS powders in the Company’s SLS system.  On June 24, 2002, upon motion by the defendants, this matter was stayed pending trial of the EOS vs. DTM and 3D Systems, Inc. matter described immediately above.

On May 22, 2002, EOS GmbH announced in a press release that it had filed a lawsuit against the Company in a German court seeking damages for the alleged breach of a 1997 agreement.  To date the Company has not been served with any pleadings relating to this matter and is therefore unable to make any evaluation of potential liability with respect to it.

On April 19, 2002 the Company was granted an exclusive license under U.S. Patent No. 5, 136,515 (“the Helinski patent”), subject to one prior license and became responsible for the Helinski v. Sanders et al. patent infringement lawsuit in the U.S. District Court of New Hampshire.  On July 23, 2002 the Company settled the lawsuit.  Sanders et al. agreed the patent was valid and infringed and to pay a running royalty on machines and consumables sold.   Sanders et al. will pay a fixed sum for past infringement and legal fees to Helinksi.

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

ITEM 4.                        Submission of Matters to a Vote of Security Holders

On May 14, 2002, we held our Annual Meeting of Shareholders.  The following sets forth the identity of the directors elected as Class III directors to hold office for three years and until their respective successors have been elected.

Election of Directors	Yes	No	Abstain	Broker Non-Vote
Charles W. Hull	8,763,267	—	942,738	—
Brian K. Service	9,499,443	—	206,562	—
Kevin S. Moore	9,499,572	—	206,433	—

ITEM 6.                        Exhibits and Reports on Form 8-K

(a)	Reports on Form 8-K Current Report on Form 8-K, Items 5, and 7 filed on May 2, 2002.

(b)	Exhibits
99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ E. James Selzer
E. James Selzer	Date: August 12, 2002
Senior Vice President Global Finance & Administration Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

(Duly authorized to sign on behalf of Registrant)