Form 10-Q
period 2002-09-27
3 D SYSTEMS CORP
filed 2002-11-12
CIK 910638

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q



|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 27, 2002

                                       OR

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

                                 Yes |X| No |_|


Shares of Common Stock, par value $0.001, outstanding as of November 7, 2002: 12,708,171

                             3D SYSTEMS CORPORATION

                                TABLE OF CONTENTS

                                                                            Page

PART I.  FINANCIAL INFORMATION.................................................3

         ITEM 1.    Financial Statements.......................................3

                    Consolidated Balance Sheets as of September 27, 2002
                    (unaudited) and December 31, 2001..........................3

                    Consolidated Statements of Operations for the
                    Three Months and Nine Months Ended September 27, 2002
                    and September 28, 2001 (unaudited).........................4

                    Consolidated Statement of Stockholders' Equity for
                    the year ended December 31, 2001 and for the nine
                    months ended September 27, 2002 (unaudited)................5

                    Consolidated Statements of Cash Flows for the
                    Nine Months Ended September 27, 2002 and
                    September 28, 2001 (unaudited).............................6

                    Consolidated Statements of Comprehensive Income
                    (Loss) for the Three Months and Nine Months Ended
                    September 27, 2002 and September 28, 2001 (unaudited)......8

                    Notes to Consolidated Financial Statements (unaudited).....9

         ITEM 2.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.......................16

                    Liquidity and Capital Resources...........................26

                    Cautionary Statements and Risk Factors....................28

         ITEM 3.    Quantitative and Qualitative Disclosures
                    about Market Risk.........................................35

         ITEM 4.    Controls and Procedures...................................36

PART II. OTHER INFORMATION....................................................37

         ITEM 1.    Litigation Proceedings....................................37

         ITEM 6.    Exhibits and Reports on Form 8-K..........................38

PART I.       FINANCIAL INFORMATION
ITEM 1.       Financial Statements

                             3D SYSTEMS CORPORATION
                           Consolidated Balance Sheets
                 As of September 27, 2002 and December 31, 2001
                                 (in thousands)

                                                                        (UNAUDITED)
                                                                       SEPTEMBER 27,  DECEMBER 31,
                                                                            2002          2001
                                                                       -------------  ------------
                                ASSETS
Current assets:
  Cash and cash equivalents                                             $   1,032      $   5,948
  Accounts receivable, less allowances for doubtful accounts
    of $2,224 (2002) and $2,710 (2001)                                     30,120         38,181
  Current portion of lease receivables                                        391            498
  Inventories                                                              14,940         17,822
  Deferred tax assets                                                       5,764          5,271
  Prepaid expenses and other current assets                                 2,878          2,817
                                                                        ----------     ----------
          Total current assets                                             55,125         70,537

Property and equipment, net                                                15,785         17,864
Licenses and patent costs, net                                             13,646         12,314
Deferred tax assets                                                        10,035          6,618
Lease receivables, less current portion                                     1,019          1,750
Acquired technology, net                                                    8,018          9,192
Goodwill                                                                   43,381         44,158
Other assets, net                                                           2,951          3,572
                                                                        ----------     ----------
                                                                        $ 149,960      $ 166,005
                                                                        ==========     ==========

                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Line of credit                                                        $     546      $   6,151
  Accounts payable                                                         13,216         12,819
  Accrued liabilities                                                      10,373         15,681
  Current portion of long-term debt                                         4,512          3,135
  Customer deposits                                                           904          1,624
  Deferred revenues                                                        12,623         13,697
                                                                        ----------     ----------
          Total current liabilities                                        42,174         53,107

Deferred tax liabilities                                                    4,888          4,210
Other liabilities                                                           3,456          3,329
Long-term debt, less current portion                                       13,845         16,240
Subordinated debt                                                          10,000          9,400
                                                                        ----------     ----------
                                                                           74,363         86,286
                                                                        ----------     ----------
Stockholders' equity:
  Preferred stock, authorized 5,000 shares, none issued                       ---            ---
  Common stock, authorized 25,000 shares, issued 12,931 and
    outstanding 12,706 (2002) and issued 13,357 and
      outstanding 13,132 (2001)                                                13             13
  Capital in excess of par value                                           86,363         93,173
  Notes receivable from officers for purchase of stock                        (59)          (244)
  Accumulated deficit                                                      (4,515)        (5,263)
  Accumulated other comprehensive loss                                     (4,665)        (6,420)
  Treasury stock, at cost, 225 shares (2002 and 2001)                      (1,540)        (1,540)
                                                                        ----------     ----------
  Total stockholders' equity                                               75,597         79,719
                                                                        ----------     ----------
                                                                        $ 149,960      $ 166,005
                                                                        ==========     ==========


See accompanying notes to consolidated financial statements

                             3D SYSTEMS CORPORATION
                      Consolidated Statements of Operations
                    (in thousands, except per share amounts)
                                   (unaudited)

                                             THREE MONTHS ENDED         NINE MONTHS ENDED
                                           ------------------------  ------------------------
                                            SEPTEMBER    SEPTEMBER    SEPTEMBER    SEPTEMBER
                                            27, 2002     28, 2001     27, 2002     28, 2001
                                           -----------  -----------  -----------  -----------
Sales:
  Products                                 $   19,062   $   22,440   $   57,354   $   60,327
  Services                                      9,327        9,104       27,013       24,162
                                           -----------  -----------  -----------  -----------
    Total sales                                28,389       31,544       84,367       84,489

Cost of sales:
  Products                                      9,541       11,745       31,310       29,346
  Services                                      6,701        6,280       19,898       17,509
                                           -----------  -----------  -----------  -----------
    Total cost of sales                        16,242       18,025       51,208       46,855
                                           -----------  -----------  -----------  -----------
Gross profit                                   12,147       13,519       33,159       37,634
                                           -----------  -----------  -----------  -----------
Operating expenses:
  Selling, general and administrative          11,129       10,001       35,072       28,001
  Research and development                      3,789        2,791       12,435        7,624
  Severance and other restructuring
    costs                                       2,734          ---        4,350          ---
                                           -----------  -----------  -----------  -----------
    Total operating expenses                   17,652       12,792       51,857       35,625
                                           -----------  -----------  -----------  -----------
(Loss) income from operations                  (5,505)         727      (18,698)       2,009
Interest and other income (expense), net         (629)        (360)      (1,997)         (22)
Gain on arbitration settlement                    ---          ---       18,464          ---
                                           -----------  -----------  -----------  -----------
(Loss) income before (benefit from)
  provision for income taxes                   (6,134)         367       (2,231)       1,987
(Benefit from) provision for income
  taxes                                        (4,345)         136       (2,979)         735
                                           -----------  -----------  -----------  -----------
Net (loss) income                          $   (1,789)  $      231   $      748   $    1,252
                                           ===========  ===========  ===========  ===========
Shares used to calculate basic net
  income (loss) per share                      12,675       12,499       12,881       12,396
                                           ===========  ===========  ===========  ===========

Basic net income (loss) per share          $     (.14)  $      .02   $      .06   $      .10
                                           ===========  ===========  ===========  ===========
Shares used to calculate diluted net
  income (loss) per share                      12,675       13,276       13,441       13,176
                                           ===========  ===========  ===========  ===========

Diluted net income (loss) per share        $     (.14)  $      .02   $      .06   $      .10
                                           ===========  ===========  ===========  ===========


See accompanying notes to consolidated financial statements

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 AS OF DECEMBER 31, 2001 AND SEPTEMBER 27, 2002
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                               NOTES
                        COMMON STOCK                        RECEIVABLE
                     ----------------------   CAPITAL IN        FROM                     ACCUMULATED
                                    PAR       EXCESS OF       OFFICERS                      OTHER                       TOTAL
                                   VALUE         PAR        FOR PURCHASE   ACCUMULATED  COMPREHENSIVE   TREASURY     STOCKHOLDERS'
                      SHARES      $0.001        VALUE         OF STOCK       DEFICIT    INCOME (LOSS)     STOCK         EQUITY
                     ---------   --------    -----------    ------------   -----------  -------------   ---------    -------------
Balance at
   December 31,
   2000                12,198    $    12     $   81,568     $      (330)   $   (3,922)  $     (3,992)   $ (1,540)    $   71,796
Exercise of stock
   options                294        ---          2,127             ---           ---            ---         ---          2,127
Employee stock
   purchase plan           23        ---            242             ---           ---            ---         ---            243
Private placement         617        ---          8,021             ---           ---            ---         ---          8,021
Repayment of
   officer loans          ---        ---            ---              86           ---            ---         ---             86
Tax benefit
   related to
   stock option
   exercises              ---        ---          1,215             ---           ---            ---         ---          1,215
Net loss                  ---        ---            ---             ---        (1,341)           ---         ---         (1,341)
Cumulative
   translation
   adjustment             ---        ---            ---             ---           ---         (2,428)        ---         (2,428)
                     ---------   --------    -----------    ------------   -----------  -------------   ---------    -----------
Balance at
   December 31,
   2001                13,132         13         93,173            (244)       (5,263)        (6,420)     (1,540)        79,719
Exercise of stock
   options                106        ---            788             ---           ---            ---         ---            788
Employee stock
   purchase plan           18        ---            155             ---           ---            ---         ---            155
Vantico
   settlement
   (net of put
   option)             (1,550)        (1)       (20,308)            ---           ---            ---         ---        (20,309)
Private placement       1,000          1         12,491             ---           ---            ---         ---         12,492
Issuance of
   warrants               ---        ---             64             ---           ---            ---         ---             64
Repayment of
   officer loans          ---        ---            ---             185           ---            ---         ---            185
Net income                ---        ---            ---             ---           748            ---         ---            748
Cumulative
   translation
   adjustment             ---        ---            ---             ---           ---          1,755         ---          1,755
                     ---------   --------    -----------    ------------   -----------  -------------   ---------    -----------
Balance at
   September 27,
   2002                12,706    $    13     $   86,363     $       (59)   $   (4,515)  $     (4,665)   $ (1,540)    $   75,597
                     =========   ========    ===========    ============   ===========  =============   =========    ===========


See accompanying notes to consolidated financial statements.

                             3D SYSTEMS CORPORATION
                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                                             NINE MONTHS ENDED
                                                                        -------------------------
                                                                         SEPTEMBER     SEPTEMBER
                                                                          27, 2002      28, 2001
                                                                        -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                            $      748    $    1,252
  Adjustments to reconcile net income to net cash (used in)
    provided by operating activities:
    Deferred income taxes                                                   (3,897)          356
    Gain on arbitration settlement (including $1,846 included
      in S,G&A for legal reimbursement)                                    (20,310)          ---
    Depreciation and amortization                                            7,129         4,253
    Loss on disposition of property and equipment                              179           153
     Issuance of warrants related to RPC employees                              64           ---
    Changes in operating accounts, excluding acquisition:
      Accounts receivable                                                    9,565        (3,977)
      Lease receivables                                                        838         3,711
      Inventories                                                            3,087        (3,471)
      Prepaid expenses and other current assets                                105           999
      Other assets                                                             561        (1,606)
      Accounts payable                                                        (410)         (301)
      Accrued liabilities                                                   (1,629)        1,524
      Customer deposits                                                       (720)           23
      Deferred revenues                                                     (1,446)         (625)
      Other liabilities                                                        705        (1,735)
                                                                        -----------   -----------
        Net cash (used in) provided by operating activities                 (5,431)          556

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in OptoForm SARL                                               (1,200)       (1,311)
  Investment in DTM                                                            ---       (48,606)
  Investment in RPC                                                         (2,045)       (2,113)
  Purchase of property and equipment                                        (1,569)       (3,684)
  Additions to licenses and patents                                         (2,661)         (203)
  Software development costs                                                  (446)         (299)
                                                                        -----------   -----------
        Net cash used for investing activities                              (7,921)      (56,216)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Exercise of stock options and purchase plan                                  943         2,282
  Proceeds from sale of stock                                               12,492         8,021
  Borrowings                                                                34,928        39,092
  Repayment of long-term debt                                              (40,950)       (4,061)
  Repayment of notes receivable from officers and employees                    185            39
                                                                        -----------   -----------
        Net cash provided by financing activities                            7,598        45,373
Effect of exchange rate changes on cash                                        838          (184)
                                                                        -----------   -----------
Net (decrease) increase in cash and cash equivalents                        (4,916)      (10,471)
Cash and cash equivalents at the beginning of the period                     5,948        18,999
                                                                        -----------   -----------

Cash and cash equivalents at the end of the period                      $    1,032    $    8,528
                                                                        ===========   ===========



See accompanying notes to consolidated financial statements.

Supplemental schedule of non-cash investing and financing activities:

During the nine months ended September 27, 2002 and September 28, 2001, the Company transferred $4.9 million and $2.4 million of property and equipment from inventories to fixed assets, respectively. Additionally, $4.0 million and $1.3 million of property and equipment was transferred from fixed assets to inventories for the nine months ended September 27, 2002 and September 28, 2001, respectively.

In conjunction with the $22 million arbitration settlement with Vantico which was settled through the return of shares to the Company, the Company allocated $1.7 million to a put option which is included as an addition to stockholders' equity in the first quarter of 2002.

The Company issued warrants valued at $64,000 to selling shareholders of RPC.

                                    3D SYSTEMS CORPORATION
                    Consolidated Statements of Comprehensive Income (loss)
                                        (in thousands)
                                   (unaudited)

                                          THREE MONTHS ENDED                NINE MONTHS ENDED
                                   -----------------------------   -----------------------------
                                   SEPTEMBER 27,   SEPTEMBER 28,   SEPTEMBER 27,   SEPTEMBER 28,
                                       2002            2001            2002            2001
                                   -------------   -------------   -------------   -------------
Net income (loss)                  $     (1,789)   $        231    $        748    $     1,252

Foreign currency translation             (1,116)          1,402           1,755          (463)
                                   -------------   -------------   -------------   ------------

Comprehensive income (loss)        $     (2,905)   $      1,633    $      2,503    $       789
                                   =============   =============   =============   ============



See accompanying notes to consolidated financial statements.

                             3D SYSTEMS CORPORATION
                   Notes to Consolidated Financial Statements
                    September 27, 2002 and September 28, 2001
                                   (unaudited)

(1)  Basis of Presentation

     The accompanying consolidated financial statements of 3D Systems Corporation and subsidiaries (the "Company") are prepared in accordance with instructions to Form 10-Q and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) which are necessary for the fair presentation of results for the interim periods. The Company reports its interim financial information on a 13-week basis ending the last Friday of each quarter, and reports its annual financial information through the calendar year ended December 31. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. The results of the three and nine months ended September 27, 2002 are not necessarily indicative of the results to be expected for the full year.

(2)  Significant accounting policies and estimates

     The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to allowance for doubtful accounts, income taxes, inventories, goodwill, intangible assets and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

     The Company believes the following critical accounting policies are most affected by management's judgements and the estimates used in preparation of the consolidated financial statements.

     Allowance for doubtful accounts. The Company's estimate for the allowance for doubtful accounts related to trade receivables is based on two methods. The amounts calculated from each of these methods are combined to determine the total amount reserved. First, the Company evaluates specific accounts where it has information that the customer may have an inability to meet its financial obligations (for example, bankruptcy). In these cases, the Company uses its judgment, based on the available facts and circumstances, and records a specific reserve for that customer against amounts due to reduce the receivable to the amount that is expected to be collected. These specific reserves are reevaluated and adjusted as additional information is received that impacts the amount reserved. Second, a reserve is established for all customers based on a range of percentages applied to aging categories. These percentages are based on historical collection and write-off experience. If circumstances change (for example, the Company experiences higher than expected defaults or an unexpected material adverse change in a major customer's ability to meet its financial obligation to the Company), estimates of the recoverability of amounts due to the Company could be reduced by a material amount.

     Income taxes. The determination of the Company's income tax provision is complex due to operations in numerous tax jurisdictions outside the United States, which are subject to certain risks, which ordinarily would not be expected in the United States. Tax laws in certain jurisdictions are subject to significant changes, which may be applied on a retroactive basis. If this were to occur, the Company's tax expense could be materially different than the amounts reported. Furthermore, in determining the valuation allowance related to deferred tax assets, the Company estimates future taxable income and determines the magnitude of deferred tax assets, which are more likely than not to be realized. Future taxable income could be materially different than amounts estimated, in which case the Company would need to adjust the valuation allowance.

     Inventories. Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out method. Reserves for slow moving and obsolete inventories are provided based on historical experience and current product demand. The Company evaluates the adequacy of these reserves quarterly.

     Goodwill and intangible assets. The Company has applied Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" in its allocation of the purchase price of DTM Corporation (DTM) and RPC Ltd.
     (RPC). The annual impairment testing required by SFAS No. 142, "Goodwill and Other Intangible Assets" requires the Company to use its judgment and could require the Company to write down the carrying value of its goodwill and other intangible assets in future periods. SFAS No. 142 requires companies to allocate their goodwill to identifiable reporting units, which are then tested for impairment using a two-step process detailed in the statement. The first step requires comparing the fair value of each reporting unit with its carrying amount, including goodwill. If that fair value exceeds the carrying amount, the second step of the process is not necessary and there are no impairment issues. If that fair value does not exceed that carrying amount, companies must perform the second step that requires an allocation of the fair value of the reporting unit to all assets and liabilities of that unit as if the reporting unit had been acquired in a purchase business combination and the fair value of the reporting unit was the purchase price. The goodwill resulting from that purchase price allocation is then compared to its carrying amount with any excess recorded as an impairment charge.

     In the second quarter of 2002, the Company concluded that the fair value of the Company's reporting unit exceeded it's carrying value and accordingly, as of that date, there were no goodwill impairment issues. The Company plans to perform a valuation of its reporting unit annually, or upon significant changes in the Company's business environment.

     Licenses and Patent Costs. For the nine months ended September 27, 2002 and September 28, 2001, the Company capitalized $2.7 million and $.2 million respectively, and $1.2 million and $0 respectively, for the three months ended September 27, 2002 and September 28, 2001, related to the legal defense and application of its patents and licenses.

     Contingencies. The Company accounts for contingencies in accordance with SFAS No. 5, "Accounting for Contingencies." SFAS No. 5 requires that the Company record an estimated loss from a loss contingency when information available prior to issuance of the Company's financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Accounting for contingencies such as litigation require the Company to use its judgment. At this time the Company cannot reasonably estimate its contingencies and no loss contingencies have been recorded, however, management believes the ultimate outcome of these matters will not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

     Revenue recognition. Revenues from the sale of systems and related products and services are recognized upon shipment, at which time title has passed to the customer, or in the case of services, upon performance. The Company provides end users with up to one year of maintenance and warranty services, and defers a portion of its revenues at the time of sale based on the relative fair value of such services. After the initial maintenance period, the Company offers customers optional maintenance contracts; revenue related to these contracts is deferred and recognized ratably over the period of the contract. To date, the Company has not experienced any significant warranty claims or significant product returns. The Company's systems are sold with software products that are integral to the operation of the systems. These software products are not sold separately.

     The above listing is not intended to be a comprehensive list of all of the Company's accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management's judgment in their application.

     RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 replaces Emerging Issues Task Force (EITF) Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement is effective for exit or disposal activities that are initiated after December 31, 2002. The Company has not yet evaluated the financial statement impact of the adoption of SFAS 146.

(3)  Inventories (in thousands):

                                        SEPTEMBER 27,      DECEMBER 31,
                                            2002               2001
                                       ----------------  -----------------
Raw materials                          $         1,865   $          2,397
Work in progress                                   281                759
Finished goods                                  12,794             14,666
                                       ----------------  -----------------
                                       $        14,940   $         17,822
                                       ================  =================

(4)  Property and Equipment, net (in thousands):

                                            SEPTEMBER 27,    DECEMBER 31,    USEFUL LIFE
                                                 2002           2001          (IN YEARS)
                                            -------------   ------------    --------------
       Land and building                    $     4,637     $     4,637           30
       Machinery and equipment                   26,157          26,259          3-5
       Office furniture and equipment             3,498           3,183           5
       Leasehold improvements                     3,453           3,323     Life of lease
       Rental equipment                           1,192           1,015           5
       Construction in progress                   1,389             925          N/A
                                            ------------    ------------
                                                 40,326          39,342
       Less accumulated depreciation            (24,541)        (21,478)
                                            ------------    ------------
                                            $    15,785     $    17,864
                                            ============    ============


(5)  LICENSES AND PATENT COSTS

     Licenses and patent costs at September 27, 2002 and December 31, 2001 are summarized as follows (in thousands):

                                                SEPTEMBER 27,   DECEMBER 31,
                                                    2002           2001
                                                -------------   -----------
            Licenses, at cost                   $     2,333     $    2,333
            Patent costs                             20,985         18,349
                                                ------------    -----------
                                                     23,318         20,682
            Less:  Accumulated amortization          (9,672)        (8,368)
                                                ------------    -----------
                                                $    13,646     $   12,314
                                                ============    ===========

     For three months ended September 27, 2002 and September 28, 2001, the Company amortized $0.3 million and $0.2 million in license and patent costs, respectively. For the nine months ended September 27, 2002 and September 28, 2001, the Company amortized $1.3 million and $0.6 million in license and patent costs, respectively. The Company incurred $2.6 million in costs for the nine months ended September 27, 2002 to acquire, defend, develop and extend patents in the United States, Japan, Europe, and certain other countries.

     ACQUIRED TECHNOLOGY

     Acquired technology at September 27, 2002 and December 31, 2001 are summarized as follows (in thousands):

                                                SEPTEMBER 27,   DECEMBER 31,
                                                    2002           2001
                                                -------------   ------------
            Acquired technology                 $       9,964   $    9,880
            Less:  Accumulated amortization            (1,946)        (688)
                                                --------------  -----------
                                                $       8,018   $    9,192
                                                ==============  ===========


     For three months ended September 27, 2002 and September 28, 2001, the Company amortized $0.5 million and $0.1 in acquired technology, respectively. For the nine months ended September 27, 2002 and September 28, 2001, the Company amortized $1.3 million and $0.1 in acquired technology, respectively.

     GOODWILL

     The changes in the carrying amount of goodwill for the nine months ended September 27, 2002 are as follows (in thousands):

          Balance as of December 31, 2001                    $   44,158
          Effect of foreign currency exchange rates                 210
          Adjustments related to DTM acquisition                   (987)
          Less:  Accumulated amortization                           ---
                                                             -----------
          Balance at September 27, 2002                      $   43,381
                                                             ===========

     The changes related to the DTM acquisition represent adjustments to the purchase price for income tax refunds received partially offset by an adjustment for sales and use taxes payable.

     The Company recorded no goodwill expense for the three and nine months ended September 28, 2001.

     During the nine months ended September 27, 2002 and September 28, 2001, the Company had amortization expense on intangible assets of $3.0 million and $1.0 million respectively. The estimated amortization expense for each of the five succeeding fiscal years are as follows (in thousands):

                   FOR THE YEAR ENDING DECEMBER 31,
                   -----------------------------------
                   2003                              $    3,218
                   2004                              $    2,985
                   2005                              $    2,885
                   2006                              $    2,845
                   2007                              $    2,079

(6)  Computation of Earnings Per Share

     In accordance with SFAS No. 128, "Earnings Per Share," basic net income
     (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Dilutive net income (loss) per share is computed by dividing net income
     (loss) by the weighted average number of shares of common stock outstanding plus the number of additional common shares that would have been outstanding if all potential dilutive common shares had been issued. Potential common shares related to convertible debt, stock options and warrants are excluded from the computation when their effect is antidilutive.

     The following is a reconciliation of the numerator and denominator of the basic and diluted earnings (loss) per share computations for the three and nine months ended September 27, 2002 and September 28, 2001 (in thousands):

                                                         THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                   ------------------------------     ------------------------------
                                                   SEPTEMBER 27,    SEPTEMBER 28,     SEPTEMBER 27,    SEPTEMBER 28,
                                                       2002              2001             2002             2001
                                                   -------------    -------------     -------------    -------------
       Numerator:
         Net (loss) income--numerator
           for basic and diluted net (loss)
           income per share                        $     (1,789)    $        231      $       748      $     1,252
       Denominator:
         Denominator for basic net (loss)
           income per share-- weighted
           average shares                                12,675           12,499           12,881           12,396
         Effect of dilutive securities:
         Stock options and warrants                         ---              777              560              780
                                                   -------------    -------------     -------------    -------------
       Denominator for diluted net (loss)
       income per share                                  12,675           13,276           13,441           13,176
                                                   =============    =============     =============    =============

     Potential common shares related to convertible debt, stock options and warrants that are antidilutive amounted to 1,781,916 shares and 388,808 shares for the nine months ended September 27, 2002 and September 28, 2001, respectively.

(7)  Segment Information

     All of the Company's assets are devoted to the manufacture and sale of Company systems, supplies and services; assets are not identifiable by operating segment. The Company's three major operating segments are U.S. operations, European operations and Asia/Pacific operations, and segment operations are measured by gross profit.

     Summarized data for the Company's operating segments is as follows (in thousands):

                                         THREE MONTHS ENDED            NINE MONTHS ENDED
                                   ------------------------------  ----------------------------
                                   SEPTEMBER 27,   SEPTEMBER 28,   SEPTEMBER 27,  SEPTEMBER 28,
                                       2002            2001            2002           2001
                                   --------------  --------------  -------------  -------------
       Sales:
       U.S. operations             $      14,128   $     14,387    $    43,499    $    39,844
       European operations                11,973         13,834         31,497         33,431
       Asia/Pacific operations             2,288          3,323          9,371         11,214
                                   --------------  -------------   ------------   ------------
          Total sales                     28,389         31,544         84,367         84,489
       Cost of sales:
       U.S. operations                     7,896          8,611         26,104         22,410
       European operations                 6,845          7,653         19,954         18,579
       Asia/Pacific operations             1,501          1,761          5,150          5,866
                                   --------------  -------------   ------------   ------------
          Total cost of sales             16,242         18,025         51,208         46,855
                                   --------------  -------------   ------------   ------------
       Gross profit                $      12,147   $     13,519    $    33,159    $    37,634
                                   ==============  =============   ============   ============

(8)  Debt

     On August 17, 2001, the Company entered into a loan agreement with U.S. Bank totaling $41.5 million, in order to finance the acquisition of DTM. The financing arrangement consisted of a $26.5 million three-year revolving credit facility and $15 million 66-month commercial term loan. At September 27, 2002, a total of $0.5 million was outstanding under the revolving credit facility and $12.7 million outstanding under the term loan. The interest rate at September 27, 2002 for the revolving credit facility and term loan was 4.3%. The interest rate applicable to both facilities will be either: (1) the prime rate plus a margin ranging from 0.25% to 1.0%, or (2) the 90-day adjusted LIBOR plus a margin ranging from 2.0% to 2.75%. The margin for each rate will vary depending upon our interest-bearing debt to earnings before interest, taxes, depreciation and amortization, "EBITDA." The terms of the debt agreement require the Company to maintain specific levels of minimum tangible net worth, EBITDA and liquidity, along with capital expenditure restrictions. The Company has amended the loan agreement with U.S. Bank to reduce the amount of the revolving credit facility to $13.5 million, eliminate the requirement that the Company maintain a minimum of $5 million in cash at quarter end and allow for a one-time benefit in our third and fourth quarter of 2002 EBITDA calculations. The Company is in compliance with all loan covenants as amended, at September 27, 2002. Subsequent to September 27, 2002, the Company further amended its agreement with U.S. Bank which reduced the Company's revolving credit facility and term loan to $9.7 million and $10.3 million respectively and altered its covenant requirements for 2003.

(9)  Acquisitions

     In August 2001, the Company acquired 100 percent of the outstanding common shares of DTM. The results of DTM's operations have been included in the consolidated financial statements since the date of acquisition.

     At September 27, 2002, acquisition liabilities for severance and duplicate facilities totaled $0.5 million. During the first nine months of 2002 the Company made $0.6 million in acquisition related severance payments. The final severance and facilities payments will be made in 2003 and 2006, respectively.

     The following table reflects unaudited pro-forma combined results of operations of the Company and DTM on the basis that the acquisition of DTM had taken place at the beginning of the period presented:

                                                          NINE MONTHS ENDED
                                                          SEPTEMBER 28, 2001
                                                          ------------------
                                                           (IN THOUSANDS)
                  Net sales                               $         107,204
                  Net income                              $             132
                  Basic income per common share           $            0.01
                  Diluted income per common share         $            0.01

     The unaudited pro-forma combined results of operations are not indicative of the actual results that would have occurred had the acquisition been consummated at the beginning of fiscal year 2001 or of future operations of the combined entities under the ownership and operation of the Company.

(10) Severance and other restructuring costs

     On July 24, 2002, the Company substantially completed a reduction in workforce, which eliminated 109 positions out of its total workforce of 523 or approximately 20% of the total workforce. In addition, the Company closed its existing office in Austin, Texas, which it acquired as part of its acquisition of DTM, as well as its sales office in Farmington Hills, Michigan. This was the second reduction in workforce completed in 2002. On April 9, 2002, the Company eliminated approximately 10% of its total workforce. All costs incurred in connection with these restructuring activities are included as severance and other restructuring costs in the accompanying consolidated statement of operations.

     A summary of the severance and other restructuring costs consist of the following (in thousands, except number of employees):


                                                      Second Quarter    Third Quarter
                                                        Provision         Provision                   Remaining
                                                        April 2002        July 2002      Utilized      Balance
                                                      --------------    -------------    --------     ---------
     Severance costs (one-time benefits)               $    1,616        $    1,906      $  2,935     $    587
     Contract termination costs                                 0               638            86          552
     Other associated costs                                     0               190           104           86
                                                       ----------        ----------      --------     --------
     Total severance and other restructuring costs     $    1,616        $    2,734      $  3,125     $  1,225
                                                       ==========        ==========      ========     ========
     Number of employees                                       63               109           167            5
                                                       ==========        ==========      ========     ========

     These amounts are included in accrued liabilities and are expected to be paid by October 2003. There have been no adjustments to the liability except for payments of amounts due under the restructuring plan.

(11) Contingencies

     3D SYSTEMS, INC. V. AAROFLEX, ET AL. On January 13, 1997, the Company filed a complaint in federal court in California, against Aarotech Laboratories, Inc., Aaroflex, Inc. and Albert C. Young. Aaroflex is the parent corporation of Aarotech. Young is the Chairman of the Board and Chief Executive Officer of both Aarotech and Aaroflex. The original complaint alleged that stereolithography equipment manufactured by Aaroflex infringes six of the Company's patents. In August 2000, two additional patents were added to the complaint. The Company seeks damages and injunctive relief from the defendants, who have threatened to sue the Company for trade libel. To date, the defendants have not filed such a suit.

     Following decisions by the District Court and the Federal Circuit Court of Appeals on jurisdictional issues, Aarotech and Mr. Young were dismissed from the suit, and an action against Aaroflex is proceeding in the District Court. Motions for summary judgment by Aaroflex on multiple counts contained in the Company's complaint and on Aaroflex's counterclaims have been dismissed and fact discovery in the case has been completed. The Company's motions for summary judgment for patent infringement and validity and Aaroflex's motion for patent invalidity were heard on May 10, 2001. In February 2002, the court denied Aaroflex's invalidity motions. On April 24, 2002, the court denied the Company's motions for summary judgment on infringement, reserving the right to revisit on its own initiative the decisions following the determination of claim construction. The court also granted in part the Company's motion on validity. The case is in the final stages of preparation for trial. The court indicated a trial date would be forthcoming shortly.

     DTM VS. EOS, ET AL. The plastic sintering patent infringement actions against EOS began in France, Germany and Italy in 1996. Legal actions in Germany and Italy are proceeding. EOS had challenged the validity of two patents related to thermal control of the powder bed in the European Patent Office, or EPO. Both of those patents survived the opposition proceedings after the original claims were modified. One patent was successfully challenged in an appeal proceeding and in January 2002, the claims were invalidated. The other patent successfully withstood the appeal process and the infringement hearings were re-started. In October 2001, a German district court ruled the patent was not infringed, and this decision is being appealed. In November 2001, the Company received a decision of a French court that the French patent was valid and infringed by the EOS product sold at the time of the filing of the action and an injunction was granted against future sales of the product. EOS filed an appeal of that decision in June 2002, but the appeal does not stay the injunction. In February 2002, the Company received a decision from an Italian court that the invalidation trial initiated by EOS was unsuccessful and the Italian patent was held valid. The infringement action in a separate Italian court was recommenced and awaiting a decision from the court on this matter.

     EOS VS. DTM AND 3D SYSTEMS, INC. In December 2000, EOS filed a patent infringement suit against DTM in federal court in California. EOS alleges that DTM has infringed and continues to infringe certain U.S. patents that the Company licenses to EOS. EOS has estimated its damages to be approximately $27.0 million for the period from the fourth quarter of 1997 through 2002. In April 2001, consistent with an order issued by the federal court in this matter, the Company was added as a plaintiff to the lawsuit. On October 17, 2001, the Company was substituted as a defendant in this action because DTM's corporate existence terminated when it merged into the Company's subsidiary, 3D Systems, Inc. in August 2001. In February 2002, the court granted summary adjudication on the Company's motion that any potential liability for patent infringement terminated with the merger of DTM into 3D Systems, Inc. Concurrently, the court denied EOS's motion for a fourth amended complaint to add counts related to EOS's claim that 3D Systems, Inc. is not permitted to compete in the field of laser sintering under the terms of the 1997 Patent License Agreement between 3D Systems, Inc. and EOS. 3D Systems, Inc. filed counterclaims against EOS for the sale of polyamide powders in the United States based on two of the patents acquired in the DTM acquisition. A motion by 3D Systems, Inc. for a preliminary injunction was denied by the court on May 14, 2002. The court rescheduled the trial date from February 2003 to April 29, 2003, and has set a cut-off date for all discovery of January 20, 2003.

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

     OTHER ITEMS
     On May 22, 2002, EOS GmbH announced in a press release that it had filed a lawsuit against the Company in a German court seeking damages for the alleged breach of the 1997 Patent License Agreement. To date the Company has not been served with any pleadings relating to this matter and is therefore unable to make any evaluation of potential liability with respect to it.

     3D Systems is currently involved in a dispute with Regent Pacific Management Corporation ("Regent"), which had provided management services to 3D Systems from September 1999 through September 2002, and with Gary Sbona, a principal of Regent who was also an employee and director of 3D Systems during the term of Regent's engagement. This dispute involves a claim by Regent that 3D Systems owes $780,000 in "liquidated damages" related to the hiring of Ben DiLello and the engagement of Brian Service, both former principals of Regent, at the end of the Regent engagement. It is the Company's position that Regent had previously agreed to a waiver of these fees. The dispute also involves a disagreement with regard to the termination provisions in certain option certificates and agreements pursuant to which Mr. Sbona was granted stock options. These certificates and agreements cover 166,666 non-qualified stock options issued to Mr. Sbona in 1999 at an exercise price of $6.00 and 350,000 incentive stock options issued to Mr. Sbona in 2001 at an exercise price of $12.43.

     At this time, the Company is not able to estimate these legal contingencies and these contingencies have not been recorded; however, management believes the ultimate outcome of these actions will not have a material adverse effect on the Company's consolidated financial position, results of operations and cash flows.

                             3D SYSTEMS CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Item 1, and the cautionary statements and risk factors included in this Item 2 of this Quarterly Report.

     The forward-looking information set forth in this quarterly report on Form 10-Q is as of the date of this filing, and we undertake no duty to update this information. If events occur subsequent to the date of this filing that make it necessary to update the forward-looking information contained in this Form 10-Q, the updated forward-looking information will be filed with the Securities and Exchange Commission in a quarterly report on Form 10-Q or a current report on Form 8-K, each of which will be available at our website at www.3dsystems.com. More information about potential factors that could affect our business and financial results is included in the section in this Item 2. entitled "Cautionary Statement and Risk Factors."

     OVERVIEW

     We develop, manufacture and market worldwide solid imaging systems designed to reduce the time it takes to produce three-dimensional objects. Our products produce physical objects from the digital output of solid or surface data from computer aided design and manufacturing, which we refer to as CAD/CAM, and related computer systems, and include SLA(R) systems, SLS(R) systems and ThermoJet(R) solid object printers.

     SLA systems use our proprietary stereolithography technology, which we refer to as SL, an additive solid imaging process which uses a laser beam to expose and solidify successive layers of photosensitive resin until the desired object is formed to precise specifications in epoxy or acrylic resin. SLS systems utilize a process called laser sintering, which we refer to as LS, which uses laser energy to sinter powdered material to create solid objects from powdered materials. LS and SL-produced parts can be used for concept models, engineering prototypes, patterns and masters for molds, consumable tooling, and short-run manufacturing of final product, among other applications. ThermoJet solid object printers employ hot melt ink jet technology to build models in successive layers using our proprietary thermoplastic material. These printers, about the size of an office copier, are network-ready and are designed for operation in engineering and design office environments. The ThermoJet printer output can be used as patterns and molds, and when combined with other secondary processes such as investment casting, can produce parts with representative end-use properties.

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

     For the first nine months of 2002, the continued general economic slowdown in capital equipment spending worldwide impacted both revenues and earnings. In the first nine months of 2002, SLA system unit sales were down 22% and SLS system unit sales were down 25% from the same period in 2001 (comparing the combined results of 3D Systems and DTM Corporation for both periods). In addition, the total sales of SLA large frame systems decreased by 36% in the first nine months of 2002 compared to the same period in 2001. This had a significant impact on both revenue and overall gross margin.

     Since the second quarter of 2001, the market for our capital equipment has been impacted by overall economic conditions. Consequently, we reduced our cost structure by implementing an approximate 10% reduction in workforce worldwide in April of 2002. After reviewing our results for the second quarter of 2002 and the long-term prospects for the worldwide economy, we took additional measures to realign our projected expenses with anticipated revenue levels. During the third quarter of 2002, we closed our existing facilities in Austin, Texas and Farmington Hills, Michigan and reduced our workforce by an additional 20% or 109 employees. As a result of these activities, we recorded a charge of $2.7 million in the quarter ending September 27, 2002.

     Sales into our Advanced Digital Manufacturing ("ADM") market continues to increase including sales into aerospace, motorsports, jewelry, and hearing aids. Our ADM revenue was $12.0 million or 42% of our overall revenue in the third quarter of 2002 and $9.9 million or 35% of our total revenue in the second quarter of 2002, and we believe that the market demand for new ADM applications continues to grow. Total revenue for ADM for the first nine months of 2002 was $27.8 million or 32.9% of the total revenue. During the first nine months of 2002, we placed five systems into aerospace applications, a total of seven into motorsports, and thirteen systems into jewelry related applications as well as several other ADM applications.

     The following table reflects recurring revenues (service and materials sales) and non-recurring revenues (system sales and related equipment) and those revenues as a percentage of total revenues for the periods indicated below (in thousands, expect percentages):

                                      Three Months Ended                     Nine Months Ended
                                ------------------------------        -------------------------------
                                September 27,     September 28,       September 27,     September 28,
                                    2002              2001                2002              2001
                                -------------     -------------       -------------     -------------
     Recurring revenues              $16,607          $17,027             $50,814           $45,692
     Non-recurring revenues           11,782           14,517              33,553            38,797
                                -------------     -------------       -------------     -------------
     Total revenues                  $28,389          $31,544             $84,367           $84,489
                                =============     =============       =============     =============


     Recurring revenues                58.5%            54.0%               60.2%             54.1%
     Non-recurring revenues            41.5%            46.0%               39.8%             45.9%
                                -------------     -------------       -------------     -------------
     Total revenues                   100.0%           100.0%              100.0%            100.0%
                                =============     =============       =============     =============

     During the third quarter, we progressed in new material development, announcing that we are developing four new materials for use in our SLS systems and the release of another series of resins for our SLA systems. New materials such as aluminum, hard steel, fire retardant nylon (for commercial aerospace applications) and a resin that mimics nylon material, are focused on meeting the opportunities available in ADM and significantly expanding the range of applications for which 3D can provide solid imaging solutions.

     Brian Service has been retained as Chief Executive Officer. Mr. Service's services were previously provided under an arrangement with Regent Pacific Corporation. From September 10, 2002 (the date of the termination of the Regent Agreement), through October 15, 2002, Mr. Service was engaged on an interim consulting basis for which he was paid $79,999. Effective October 15, 2002, Mr. Service was employed by us pursuant to an employment agreement under which he has agreed to serve as Chief Executive Officer until at least December 2003. Mr. Service is being paid $17,809 on a bi-weekly basis under this agreement, and has been awarded fully vested options, with a term of five years, to purchase 350,000 shares of our common stock at a price of $5.78 (the closing price on October 15, 2002).

     On March 19, 2002, we reached a settlement agreement with Vantico relating to the termination of the Distribution and Research and Development Agreement which required Vantico to pay us $22 million through payment of cash or delivery of 1.55 million shares of 3D Systems common stock. On April 22, 2002, Vantico delivered their 1.55 million shares to us. We continue to focus on our resin conversion program and our overall materials business. We are moving forward with our retail materials strategy with our Accura(TM) materials which we launched on April 23, 2002.

     On July 9, 2002, the United States Department of Justice approved Sony Corporation as the licensee for certain of our technology, as provided for by the Final Judgement issued on April 17, 2002, by the United States District Court for the District of Columbia, relating to our acquisition of DTM Corporation. Under the terms of the license agreement, we have granted a license to Sony to certain of our North American patents and software copyrights for use only in the field of stereolithography within North America (consisting of the United States, Canada and Mexico) together with a list of our North American stereolithography customers, in exchange for a license fee of $900,000, which we received and recorded into revenue in August 2002. In addition, we recorded $450,000 in cost of sales associated with the license fee. This license applies only to those North American patents which we owned or licensed as of April 17, 2002, as well as any applied-for patents as of April 17, 2002, that cover technology marketed prior to April 17, 2002 for use in the field of stereolithography. The license does not apply to technology that we may develop in the future. The license is perpetual, assignable, transferable and non-exclusive, but there is no right to sublicense except as necessary to establish distribution and to outsource manufacturing.

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

     Allowance for doubtful accounts. Our estimate for the allowance for doubtful accounts related to trade receivables is based on two methods. The amounts calculated from each of these methods are combined to determine the total amount reserved. First, we evaluate specific accounts where we have information that the customer may have an inability to meet its financial obligations (for example, bankruptcy). In these cases, we use our judgment, based on the available facts and circumstances, and record a specific reserve for that customer against amounts due to reduce the receivable to the amount that we expect to collect. We reevaluate and adjust these specific reserves when we receive additional information that impacts the amount reserved. Second, we establish a reserve for all customers based on a range of percentages applied to aging categories. These percentages are based on historical collection and write-off experience. If circumstances change (for example, we experience higher than expected defaults or an unexpected material adverse change in a major customer's ability to meet its financial obligation to us), our estimates of the recoverability of amounts due to us could be reduced by a material amount.

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

     Goodwill and intangible assets. We have applied Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" in our allocation of the purchase price of DTM Corporation and RPC. The annual impairment testing required by SFAS No. 142, "Goodwill and Other Intangible Assets" will also require us to use our judgment and could require us to write down the carrying value of our goodwill and other intangible assets in future periods. SFAS No. 142 requires companies to allocate their goodwill to identifiable reporting units, which are then tested for impairment using a two-step process detailed in the statement. The first step requires comparing the fair value of each reporting unit with its carrying amount, including goodwill. If that fair value exceeds the carrying amount, the second step of the process is not necessary and there are no impairment issues. If that fair value does not exceed that carrying amount, companies must perform the second step that requires an allocation of the fair value of the reporting unit to all assets and liabilities of that unit as if the reporting unit had been acquired on a purchase business combination and the fair value of the reporting unit was the purchase price. The goodwill resulting from that purchase price allocation is then compared to its carrying amount with any excess recorded as an impairment charge.

     In the second quarter of 2002, the Company concluded that the fair value of the Company's reporting unit exceeded it's carrying value and accordingly, as of that date, there were no goodwill impairment issues. The Company plans to perform a valuation of its reporting unit annually, or upon significant changes in the Company's business environment.

     Contingencies. We account for contingencies in accordance with SFAS No. 5, "Accounting for Contingencies." SFAS No. 5 requires that we record an estimated loss from a loss contingency when information available prior to issuance of our financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and we can reasonably estimate the amount of the loss. Accounting for contingencies such as legal and income tax matters requires us to use our judgment. At this time, we are not able to estimate our contingencies and we have not recorded these contingencies. However, management believes the ultimate outcome of these actions will not have a material effect on our consolidated financial position, results of operations or cash flows.

     Revenue recognition. Revenues from the sale of systems and related products and services are recognized upon shipment, at which time title has passed to the customer, or performance. We provide end users with up to one year of maintenance and warranty services, and defer a portion of our revenues at the time of sale based on the relative fair value of our services. After the initial maintenance period, we offer these customers optional maintenance contracts; revenue related to these contracts is deferred and recognized ratably over the period of the contract. To date, we have not experienced any significant warranty claims or product returns. We license software in conjunction with the sale of our systems, that are integral to the operation of the systems. We do not sell these software products separately.

     The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management's judgment in their application.

     Recent Accounting Pronouncements

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 replaces Emerging Issues Task Force (EITF) Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement is effective for exit or disposal activities that are initiated after December 31, 2002. The Company has not yet evaluated the financial impact of the adoption of SFAS 146.

     RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentage relationship of certain items from the Statements of Operations to total sales:

                                                                 PERCENTAGE OF TOTAL SALES
                                                --------------------------------------------------------------
                                                      THREE MONTHS ENDED             NINE MONTHS ENDED
                                                -----------------------------   ------------------------------
                                                SEPTEMBER 27,   SEPTEMBER 28,   SEPTEMBER 27,    SEPTEMBER 28,
                                                     2002            2001            2002             2001
                                                -------------   -------------   -------------    -------------
Sales:
   Products                                             67.1%           71.1%           68.0%            71.4%
   Services                                             32.9%           28.9%           32.0%            28.6%
     Total sales                                       100.0%          100.0%          100.0%           100.0%
Cost of sales:
   Products (as a percent of product sales)             50.1%           52.3%           54.6%            48.6%
   Services (as a percent of services sales)            71.8%           69.0%           73.7%            72.4%
     Total cost of sales                                57.2%           57.1%           60.7%            55.5%

Gross profit                                            42.8%           42.9%           39.3%            44.5%
Selling, general and administrative expenses            39.2%           31.7%           41.6%            33.1%
Research and development expenses                       13.4%            8.9%           14.7%             9.0%
Severance costs                                          9.6%            ---             5.2%             ---%
Income (loss) from operations                          (19.4)%           2.3%          (22.2)%            2.4%
Interest and other income (expense), net                (2.2)%          (1.2)%          (2.3)%           (0.1)%
Gain on arbitration settlement                           ---%            ---%           21.9%             ---%
Provision for (benefit from) income taxes              (15.3)%           0.4%           (3.5)%            0.8%
Net income (loss)                                       (6.3)%           0.7%            0.9%             1.5%

     The following table sets forth, for the periods indicated, total sales attributable to each of our major products and services groups, and those sales as a percentage of total sales (in thousands, except for percentages):

                                               THREE MONTHS ENDED               NINE MONTHS ENDED
                                         -------------------------------  ------------------------------
                                          SEPTEMBER 27,   SEPTEMBER 28,    SEPTEMBER 27,   SEPTEMBER 28,
                                              2002             2001            2002            2001
                                         --------------- ---------------  --------------  --------------
Products:
SLA systems and related equipment        $        6,427  $        8,580   $      18,252   $      28,416
Solid object printers                               377           1,183           1,493           4,192
SLS systems and related equipment                 3,008           3,976          10,223           3,976
Materials                                         7,280           7,923          23,801          21,530
Other                                             1,970             778           3,585           2,213
                                         --------------- ---------------  --------------  --------------
   Total products                                19,062          22,440          57,354          60,327
                                         --------------- ---------------  --------------  --------------
Services:
Maintenance                                       8,867           8,532          25,463          22,556
Other                                               460             572           1,550           1,606
                                         --------------- ---------------  --------------  --------------
   Total services                                 9,327           9,104          27,013          24,162
                                         --------------- ---------------  --------------  --------------
           Total sales                   $       28,389  $       31,544   $      84,367   $      84,489
                                         =============== ===============  ==============  ==============

Products:
SLA systems and related equipment                  22.7%           27.2%           21.6%           33.6%
Solid object printers                               1.3%            3.8%            1.8%            5.0%
SLS systems and related equipment                  10.6%           12.6%           12.1%            4.7%
Materials                                          25.7%           25.1%           28.2%           25.5%
Other                                               6.9%            2.4%            4.3%            2.6%
                                         --------------- ---------------  --------------  --------------
   Total products                                  67.2%           71.1%           68.0%           71.4%
                                         --------------- ---------------  --------------  --------------
Services:
Maintenance                                        31.2%           27.1%           30.2%           26.7%
Other                                               1.6%            1.8%            1.8%            1.9%
                                         --------------- ---------------  --------------  --------------
   Total services                                  32.8%           28.9%           32.0%           28.6%
                                         --------------- ---------------  --------------  --------------
           Total sales                            100.0%          100.0%          100.0%          100.0%
                                         =============== ===============  ==============  ==============


     All of the Company's assets are devoted to the manufacture and sale of Company systems, supplies and services; assets are not identifiable by operating segment. The Company's three major operating segments are U.S. operations, European operations and Asia/Pacific operations, and segment operations are measured by gross profit.

     Summarized data for the Company's operating segments is as follows (in thousands):

                                         THREE MONTHS ENDED            NINE MONTHS ENDED
                                   ------------------------------  ----------------------------
                                   SEPTEMBER 27,   SEPTEMBER 28,   SEPTEMBER 27,  SEPTEMBER 28,
                                       2002            2001            2002           2001
                                   --------------  --------------  -------------  -------------
       Sales:
       U.S. operations             $      14,351   $     14,387    $    43,722    $    39,844
       European operations                11,750         13,834         31,274         33,431
       Asia/Pacific operations             2,288          3,323          9,371         11,214
                                   --------------  -------------   ------------   ------------
          Total sales                     28,389         31,544         84,367         84,489
       Cost of sales:
       U.S. operations                     8,001          8,611         26,209         22,410
       European operations                 6,740          7,653         19,849         18,579
       Asia/Pacific operations             1,501          1,761          5,150          5,866
                                   --------------  -------------   ------------   ------------
          Total cost of sales             16,242         18,025         51,208         46,855
                                   --------------  -------------   ------------   ------------
       Gross profit                $      12,147   $     13,519    $    33,159    $    37,634
                                   ==============  =============   ============   ============

                THREE MONTHS ENDED SEPTEMBER 27, 2002 COMPARED TO
                    THE THREE MONTHS ENDED SEPTEMBER 28, 2001

     SALES. Sales during the three months ended September 27, 2002, (the "third quarter of 2002") were $28.4 million, a decrease of 10.0% from the $31.6 million recorded during the three months ended September 28, 2001 (the "third quarter of 2001"). Sales for the three months ended September 27, 2002, include a full period of sales of the LS product line acquired through our acquisition of DTM on August 24, 2001. The SLS product line of machines and materials contributed $6.6 million in revenue for the three months ended September 27, 2002 compared to $5.9 million in revenue for the three months ended September 28, 2001.

     Product sales of $19.1 million were recorded in the third quarter of 2002, a decrease of 14.7% compared to $22.4 million for the third quarter of 2001. Without the inclusion of the SLS product line (which includes materials from the SLS product line), product sales of $12.5 million would have been recorded for the third quarter of 2002, compared to $16.5 million for the third quarter of 2001. This decrease in product sales is due primarily to the decrease in our sales of ThermoJet(R) solid object printers of $0.8 million or 68.1%, a decrease in sales of our SLA systems and related equipment of $2.2 million or 25.1%, a decrease in materials revenue of $2.3 million or 39.0% partially offset by an increase in other revenue of $1.2 million. Included in other revenue for the third quarter of 2002 was a license fee granted to Sony Corporation for $0.9 million. We acquired DTM on August 24, 2001, and therefore sales of SLS systems for the third quarter of 2001 only represent sales as of and subsequent to the date of acquisition. SLS System and related equipment sales decreased to $3.0 million for the third quarter of 2002 from $4.0 million for the third quarter of 2001, a decrease of 24.3%.

     In the third quarter of 2002, we sold a total of 34 SLA systems compared to the third quarter of 2001 in which we sold a total of 49 SLA systems. In addition, we sold 11 SLS systems in the third quarter of 2002, compared to 16 SLS systems sold in the third quarter of 2001, which includes sales subsequent to the date of the DTM acquisition.

     Due to a continued overall economic decline in capital spending by customers worldwide our sales mix has been generally shifting from our larger frame SLA systems to our small frame SLA systems. However in the third quarter of 2002, we have sold one more larger frame system than the third quarter ended of 2001. In the third quarter of 2002, we sold 12 larger frame SLA systems compared to 11 in the same period of the prior year.

     Materials revenue of $7.3 million was recorded in the third quarter of 2002, an 8.1% decrease from the $7.9 million recorded in the third quarter of 2001. Without the inclusion of the SLS product line, materials revenue of $3.7 million would have been recorded for the third quarter of 2002 compared to $6.0 million for the third quarter of 2001. The decrease in materials revenue primarily relates to lower resin volumes as we continue to solicit customers to transition from Vantico material to RPC supplied material.

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

     Service sales during the third quarter of 2002 totaled $9.3 million, an increase of 2.4% from $9.1 million in the third quarter of 2001. The increase primarily reflects increased maintenance contract revenue as a result of the SLS product line and a gradual increase in the overall number of systems in the marketplace.

     Sales for our U.S. operating segment for the third quarter of 2002 and 2001 were $14.4 million and $14.4 million, respectively. The U.S. sales included revenue related to the SLA license granted to Sony Corporation of $0.9 million offset by a decrease in resin material revenue due to the termination of the Vantico distributor relationship in April, 2002, and the commencement of sales by our wholly owned subsidiary, RPC. Sales for our European operating segment for the third quarter of 2002 were $11.8 million a decrease of 15.1% from the $13.8 million recorded during the third quarter of 2001 primarily due to a decrease in SLA and SLS system sales and a decrease in resin material. Sales for our Asia/Pacific operating segment for the third quarter of 2002 were $2.3 million, a decrease of 31.1% from the $3.3 million recorded during the third quarter of 2001 primarily due to a decrease in SLA and SLS system sales and a decrease in resin material revenue.

     COST OF SALES. Cost of sales was $16.2 million or 57.2% of sales in the third quarter of 2002 and $18.0 million or 57.1% of sales in the third quarter of 2001.

     Product cost of sales as a percentage of product sales was 50.1% in the third quarter of 2002 and 52.3% in the third quarter of 2001. Product cost of sales as a percentage of product sales decreased primarily due to a shift in the sales mix of our SLA systems. We sold one more higher-end SLA system (which have higher margins) and 16 fewer smaller systems (which have lower margins) in the third quarter of 2002 as compared to the third quarter of 2001. We also recorded higher gross margins as a percent of revenue on our resin materials as a result of producing our own resins instead of acting as a distributor for Vantico.

     Service cost of sales as a percentage of service sales was 71.8% in the third quarter of 2002 and 69.0% in the third quarter of 2001. The increase in the service cost of sales as a percentage of service sales is primarily attributable to an increase in service inventory reserves of $0.2 million for older parts.

     Cost of sales for U.S. operations decreased to $8.0 million or 55.8 % of U.S. sales in the third quarter of 2002 from $8.6 million or 59.9% of sales in the third quarter of 2001. The decrease in cost of sales as a percent of sales primarily is due to higher margins recorded related to resin sales. Cost of sales for our European operations decreased to $6.7 million or 57.4% of sales in the third quarter of 2002 from $7.7 million or 55.3% of sales in the third quarter of 2001. The increase in cost of sales as a percent of sales relates to higher margins on resin sales offset by lower margins associated with the mix of SLS and SLA systems sold. Cost of sales for our Asia/Pacific operations decreased to $1.5 million or 65.6% of sales in the third quarter of 2002 from $1.8 million or 53.0% of sales in the third quarter of 2001 primarily as a result of lower sales of SLA and SLS systems.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses totaled $11.1 million in the third quarter of 2002 and $10.0 million in the third quarter of 2001. This increase was primarily a result of including a full quarter of DTM related operating expenses in the third quarter of 2002 compared to the prior year.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses in the third quarter of 2002 increased to $3.8 million or 13.3% of sales compared to $2.8 million or 8.8% of sales in the third quarter of 2001. The increase in research and development expenses is primarily due to development work associated with the InVision(R) si2 3-D printer. We do not anticipate any revenue from the InVision(R) si2 3-D printer until we have successfully completed design validation testing, beta testing and market research, which we currently anticipate in 2003. Given the anticipated impact of cost reductions and closure of our Austin facility, we anticipate further research and development expenses to be more in line with historical levels relative to revenues.

     INCOME (LOSS) FROM OPERATIONS. Operating loss for the third quarter of 2002 was $5.5 million compared to operating income of $0.7 million in the third quarter of 2001. This increase in operating loss is attributable primarily to decreased revenue and an increase in operating expenses due to the acquisition of DTM and severance and other restructuring costs due to a reduction in workforce.

     INTEREST AND OTHER INCOME (EXPENSE), NET. Interest and other income (expense), net for the third quarter of 2002 was $(0.6) million compared to interest and other income (expense), net of $(0.4) million in the third quarter of 2001. The increased expense in the third quarter of 2002 reflects interest expense and amortization of loan costs related to our U.S. Bank term loan and revolving line of credit incurred as part of the acquisition of DTM in August 2001.

     PROVISION FOR (BENEFIT FROM) INCOME TAXES. For the third quarter of 2002, our income tax benefit was $4.3 million, compared to a tax provision of $0.1 million in the third quarter of 2001. Included in the tax benefit is $2.2 million related to the Vantico settlement recorded in the first quarter of 2002.

                NINE MONTHS ENDED SEPTEMBER 27, 2002 COMPARED TO
                    THE NINE MONTHS ENDED SEPTEMBER 28, 2001

     SALES. Sales during the nine months ended September 27, 2002, (the "first nine months of 2002") were $84.4 million, consistent with the $84.5 million recorded during the nine months ended September 28, 2001 (the "first nine months of 2001"). Sales for the first nine months of 2002 include revenue from the SLS product line acquired through our acquisition of DTM in August 2001. The SLS product line of machines and materials contributed $20.8 million in revenue for the first nine months of 2002 compared to $5.9 million for the first nine months of 2001.

     Product sales of $57.4 million were recorded in the first nine months of 2002, a decrease of 4.9% compared to $60.3 million for the first nine months of 2001. Without the inclusion of the SLS product line, product sales of $36.5 million would have been recorded for the first nine months of 2002, compared to $54.5 million for the first nine months of 2001. This decrease in product sales is due primarily to the decrease in our sales of ThermoJet(R) solid object printers of $2.7 million or 64.4%, a decrease in the sales of our SLA systems and related equipment of $10.2 million or 35.8%, a decrease of $6.2 million or 39.4% related to terminating our distribution relationship with Vantico and producing and supplying our own resins, partially offset by an increase in other revenue of $0.9 million due to a license fee granted in the first nine months ended 2002.

     Due to a continued general economic decline in capital equipment spending by customers worldwide, our sales mix has shifted from our large frame SLA systems to our small frame SLA systems. In the first nine months of 2002, we sold a total of 92 SLA systems, compared to the first nine months of 2001 in which we sold a total of 118 SLA systems. In the first nine months of 2002, we sold 30 large frame SLA systems compared to 47 in the prior period.

     Materials revenue of $23.8 million were recorded in the first nine months of 2002, an increase of 10.5% compared to $21.5 million for the first nine months of 2001. The acquisition of DTM in August of 2001 added $10.6 million and $1.9 million to materials revenue for the first nine months of 2002 and 2001, respectively. Eliminating the impact of the DTM acquisition, material sales would have been $13.2 million for the nine months ended 2002 and $19.6 million for the nine months ended 2001. The decrease primarily relates to lower resin volumes as we continue to solicit customers to transition from Vantico material to RPC supplied material.

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

     Service sales during the first nine months of 2002 totaled $27.0 million, an increase of 11.8% from $24.2 million in the first nine months of 2001. The increase primarily reflects increased maintenance contract revenue as a result of the LS product line and a gradual increase in the overall number of systems in the marketplace.

     Sales for our U.S. operating segment for the first nine months of 2002 were $43.7 million, an increase of 9.7% from the $39.8 million recorded during the first nine months of 2001. Sales for our European operating segment for the first nine months of 2002 were $31.3 million a decrease of 6.5% from the $33.4 million recorded during the first nine months of 2001. Sales for our Asia/Pacific operating segment for the first nine months of 2002 were $9.4 million a decrease of 16.4% from the $11.2 million recorded during the first nine months of 2001. The SLS product line of machines and material contributed to $9.6 million in U.S. operations and $9.7 million in European operations and is primarily responsible for the increase in revenue offset by a decrease in our SLA product line and materials. The SLS product line also contributed to $1.5 million in Asia/Pacific operations for the first nine months of 2002. The overall decrease in revenue associated with Asia/Pacific operations is primarily a result of a decrease in the SLA product line from the first nine months of 2002 when compared to the first nine months of 2001.

     COST OF SALES. Cost of sales increased to $51.2 million or 60.7% of sales in first nine months of 2002 from $46.9 million or 55.5% of sales in the first nine months of 2001.

     Product cost of sales as a percentage of product sales increased to 54.6% in the first nine months of 2002 from 48.6% in the first nine months of 2001. Without the inclusion of the SLS product line, product cost of sales as a percentage of product sales was 54.6% in the first nine months of 2002 compared to 48.0% in the first nine months of 2001. Product cost of sales as a percentage of product sales increased primarily due to a shift in the sales mix from higher-end SLA systems to our smaller systems in the first nine months of 2002 as compared to the first nine months of 2001.

     Service cost of sales as a percentage of service sales remained relatively consistent at 73.7% in the first nine months of 2002 and 72.5% in 2001.

     Cost of sales for U.S. operations increased to $26.2 million or 60.0% of U.S. sales in the first nine months of 2002 from $22.4 million or 56.2% of U.S. sales in the first nine months of 2001. Cost of sales for our European operations increased to $19.8 million or 63.5% of European sales in the first nine months of 2002 from $18.6 million or 55.6% of sales in the first nine months of 2001. Cost of sales for our Asia/Pacific operations decreased to $5.2 million or 55.0% of Asia sales in the first nine months of 2002 from $5.9 million or 52.3% of Asia sales for the first nine months of 2001. The change in cost of sales as a percent of revenue relates to a change in mix of products sold.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses totaled $35.1 million (net of $1.8 million credit for legal fees reimbursement as provided in the Vantico arbitration settlement) in the first nine months of 2002 and $28.0 million in the first nine months of 2001. The increase is primarily attributable to increased personnel associated with the acquisition of DTM in August 2001.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses in the first nine months of 2002 increased to $12.4 million compared to $7.6 million in the first nine months of 2001. The increase in research and development expenses is primarily due to development costs related to the InVision(R) si2 3-D printer and the initial decision to maintain our facility in Austin, Texas. Due to our recent decrease in our workforce, we anticipate future research and development expenses to be more in line with historical levels relative to revenues.

     INCOME (LOSS) FROM OPERATIONS. Operating loss for the first nine months of 2002 was $18.7 million compared to operating income of $2.0 million in the first nine months of 2001. The increase in operating loss is attributable to a decreased gross profit and increased operating expenses. Operating expenses increased due to the acquisition of DTM.

     INTEREST AND OTHER INCOME (EXPENSE), NET. Interest and other income (expense), net for the first nine months of 2002 was $(2.0) million compared to interest and other income (expense), net of $(0.02) million in the first nine months of 2001. The increased expense in the first nine months of 2002 reflects interest expense and amortization of loan costs related to our U.S. Bank term loan and revolving line of credit incurred as part of the acquisition of DTM in August 2001.

     GAIN ON ARBITRATION SETTLEMENT. Gain on arbitration settlement reflects an $18.5 million gain associated with the Vantico arbitration which was recorded in the first quarter of 2002.

     PROVISION FOR (BENEFIT FROM) INCOME TAXES. For the first nine months of 2002, our income tax benefit was $3.0 million compared to an income tax provision of $0.7 million in the first nine months of 2001. Included in the tax benefit is $2.2 million benefit recorded in the third quarter of 2002 related to the Vantico settlement recorded in the first quarter of 2002.

     LIQUIDITY AND CAPITAL RESOURCES

                                                      SEPTEMBER 27, 2002   DECEMBER 31, 2001
                                                      ------------------   -----------------
                                                                  (IN THOUSANDS)
       Cash and cash equivalents                      $          1,032     $         5,948
       Working capital                                          12,951              17,430


                                                                NINE MONTHS ENDED
                                                      ---------------------------------------
                                                      SEPTEMBER 27, 2002   SEPTEMBER 28, 2001
                                                      ------------------   ------------------
                                                                  (IN THOUSANDS)
       Cash (used for) provided by operating
          activities                                  $         (5,431)    $           556
       Cash used for investing activities                       (7,921)            (56,216)
       Cash provided by financing activities                     7,598              45,373


     Net cash used for operating activities in the first nine months of 2002 of $5.4 million primarily results from net income of $0.7 million, offset by a non-cash gain from the Vantico settlement of $20.3 million. In addition cash was generated by the decrease in the accounts receivable balance by $9.6 million and the decrease in inventory of $3.1 million. Furthermore, cash was decreased due to a decrease in accrued liabilities of $1.6 million related to payments for sales commissions, royalties, and payments related to severance and other restructuring costs.

     Net cash used for investing activities during the first nine months of 2002 totaled $7.9 million and primarily relates to the payments for the Optoform acquisition of $1.2 million, $2.0 million in payments for the RPC acquisition, additions to property and equipment of $1.6 million for machinery and equipment and additions to licenses and patents of $2.7 million related to legal defense and new patent filings.

     Net cash provided by financing activities during the first nine months of 2002 totaled $7.6 million and primarily reflects $12.5 million in proceeds from the sale of stock, $41.0 million in debt repayment partially offset by $34.9 million in additional borrowings on our line of credit.

     On August 17, 2001, we entered into a loan agreement with U.S. Bank totaling $41.5 million, in order to finance the acquisition of DTM. The financing arrangement consisted of a $26.5 million three-year revolving credit facility and $15 million 66-month commercial term loan. At September 27, 2002, a total of $0.5 million was outstanding under the revolving credit facility and $12.7 million was outstanding under the term loan. The interest rate at September 27, 2002, for the revolving credit facility and term loan was 4.3%. The interest rate applicable to both facilities will be either: (1) the prime rate plus a margin ranging from 0.25% to 1.0%, or (2) the 90-day adjusted LIBOR plus a margin ranging from 2.0% to 2.75%. The margin for each rate will vary depending upon our interest-bearing debt to earnings before interest taxes depreciation and amortization, "EBITDA." The terms of the debt agreement required us to maintain specific levels of minimum tangible net worth, EBITDA and liquidity, along with capital expenditure restrictions. In addition, our total borrowing capacity is limited to a borrowing base calculation consisting of a percentage of accounts receivable and inventory. Pursuant to the terms of the agreement, U.S. Bank has received a first priority security interest in our accounts receivable, inventory, equipment and general intangible assets. The breach of any of these covenants would result in a default under our agreement with U.S. Bank. An event of default would permit our lenders to declare all amounts borrowed from them due and payable, together with accrued and unpaid interest. Moreover, these lenders would have the option to terminate any obligation to make further extensions of credit under these instruments. If we are unable to repay debt to our senior lenders, these lenders could proceed against our assets, which would have a material impact on our operations.

     During the third quarter, we amended our loan agreement with U.S. Bank to reduce the amount of the revolving credit facility to $13.5 million, eliminate the requirement that we maintain a minimum of $5 million in cash at quarter end and allow for a one-time benefit in our Q3 and Q4 2002 EBITDA calculations. We are in compliance with all loan covenants as amended, at September 27, 2002.

     Subsequent to September 27, 2002, U.S. Bank has amended the Senior Debt to EBITDA, Total Debt to EBITDA and the Fixed Charge Coverage ratio covenants for 2003 so that we will be in compliance based on our current level of expected operations during those quarters and has added a covenant requiring that we achieve a positive net income for each quarter in 2003. Additionally, we agreed to reduce the revolving credit facility to $9.7 million and the term loan to $10.3 million. Based on our current financial projections and modifications to our loan agreement with U.S. Bank, we expect to be in compliance with our loan covenants for the next 12 months.

     On August 20, 1996, we completed a $4.9 million variable rate industrial development bond financing of our Colorado facility. Interest on the bonds is payable monthly (the interest rate at September 27, 2002 was 1.8%). Principal payments are payable in semi-annual installments beginning in February 1997 through August 2016. The bonds are collateralized by an irrevocable letter of credit issued by Wells Fargo Bank, N.A. that is further collateralized by a standby letter of credit issued by U.S. Bank in the amount of $1.2 million. At September 27, 2002, a total of $4.2 million was outstanding under the bond. The terms of the letter of credit require us to maintain specific levels of minimum tangible net worth and EBITDA. We were in compliance with these covenants at September 27, 2002. If we were not to be in compliance with these covenants the lender could proceed against our assets, which would have a material impact on our operations. Subsequent to September 27, 2002, Wells Fargo Bank has amended the Fixed Charge Coverage ratio covenant. This covenant is now consistent with the U.S. Bank amended covenant. Based on our current financial projections and modifications made to our loan agreement with Wells Fargo Bank, we expect to be in compliance with our loan covenants under the variable rate industrial development bond financing for the next 12 months.

     On October 3, 2002, we entered into a listing agreement with an agent to sell our manufacturing facility in Grand Junction, CO. If this transaction were completed, we would likely enter into a 10-year or longer lease on the facility and retire the outstanding industrial bonds associated with this facility.

     In conjunction with a system sold to a governmental agency in the third quarter of 2002 (which we cannot include as collateral under our U.S. Bank facility) we entered into a short-term financing with a financial institution to allow access to those funds. A total of $1.1 million was advanced at a rate of 8.25% and is required to be repaid on November 30, 2002. A letter of credit totaling $1.1 million was entered into in conjunction with the transaction.

     On May 7, 2002, we repurchased 125,000 shares of our common stock from Vantico. On that same date, we sold 1,125,000 shares of our common stock to accredited investors in a private placement transaction. These shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act. Net proceeds to us from these transactions were $12.5 million.

     The future contractual payments are as follows:

                                                                                          LATER
     CONTRACTUAL OBLIGATIONS             2002     2003     2004      2005     2006     YEARS    TOTAL
     ------------------------------   --------- -------- --------- -------- --------- -------- ---------
     Line of credit                   $    546  $    --  $     --  $    --  $     --  $    --  $    546

     Other financings                    1,100      ---       ---      ---       ---      ---     1,100

     Term loan                             750    3,000     3,000    3,000     3,000       --    12,750

     Industrial development bond           ---      150       165      180       200    3,470     4,165

     Subordinated debt                      --       --        --       --    10,000       --    10,000

     Operating leases                      391      499       443      380        32       --     1,745
                                      --------- -------- --------- -------- --------- -------- ---------
     Total Contractual Obligations    $  2,787  $ 3,649  $  3,608  $ 3,560  $ 13,232  $ 3,470  $ 30,306
                                      ========= ======== ========= ======== ========= ======== =========

     Currently, our $20 million U.S. Bank credit facility approximates the loan balance outstanding plus open letters of credit. Based upon anticipated levels of operations and cost savings from the restructuring, we believe our cash flow from operations and available cash on hand will be adequate to meet our anticipated requirements for interest payments and other debt service obligations, working capital, capital expenditures and other operating needs for the next 12 months. We cannot assure you that our business will generate cash flow or that we will achieve our estimated cost savings and as a result, we may need to raise additional capital through debt or equity markets in the future. If we were unable to secure additional capital, we would expect to further reduce our cost structure to ensure adequate funds are available for the operations of the Company. Future operating performance and our ability to service or refinance existing indebtedness will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

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

POLITICAL AND ECONOMIC EVENTS AND THE UNCERTAINTY RESULTING FROM THEM MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR OPERATING RESULTS.

The terrorist attacks that took place in the United States on September 11, 2001, along with the United States' military campaign against terrorism in Afghanistan and elsewhere, ongoing violence in the Middle East and increasing speculation regarding future military action against Iraq have created many economic and political uncertainties, some of which may materially harm our business and revenues. The disruption of our business as a result of these events, including disruptions and deferrals of customer purchasing decisions, had an immediate adverse impact on our business. Since September 11, 2001, some economic commentators have indicated that spending on capital equipment of the type that we sell has been weaker than spending in the economy, such as the automobile and telecommunication industries. The long-term effects of these events on our customers, the market for our common stock, the markets for our services and the U.S. economy as a whole are uncertain. The consequences of any additional terrorist attacks, or any expanded-armed conflicts are unpredictable, and we may not be able to foresee events that could have an adverse effect on our markets, or our business.

     FINANCE

OUR DEBT LEVEL COULD ADVERSELY AFFECT OUR FINANCIAL HEALTH AND AFFECT OUR ABILITY TO RUN OUR BUSINESS.

     As of September 27, 2002, our debt was $28.9 million. You should be aware that this level of debt could have important consequences to you as a holder of shares. Below we have identified for you some of the material potential consequences resulting from this significant amount of debt.

     o We may be unable to obtain additional financing for working capital, capital expenditures, acquisitions and general corporate purposes.

     o Our ability to adapt to changing market conditions may be hampered. We may be more vulnerable in a volatile market and at a competitive disadvantage to our competitors that have less debt.

     o Our operating flexibility is more limited due to financial and other restrictive covenants, including restrictions on incurring additional debt, creating liens on our properties, making acquisitions and paying dividends.

     o We will be subject to the risks that interest rates and our interest expense will increase.

     o Our ability to plan for, or react to, changes in our business is more limited.

Under certain circumstances, we may be able to incur additional indebtedness in the future. If we add new debt, the related risks that we now face could intensify.

WE MUST GENERATE CASH FLOW FROM OPERATIONS TO  SERVICE OUR DEBT.

Our debt level requires us to dedicate a portion of our cash flow from operations to pay down our indebtedness, thereby reducing the funds available to us for working capital, capital expenditures and general corporate purposes. Our ability to make payments on our debt will depend on our ability to generate cash in the future. Insufficient cash flow could place us at risk of default under our debt agreements or could prevent us from expanding our business as planned. Our ability to generate cash is subject to general economic, financial, competitive, regulatory and other factors that are beyond our control. Our business may not generate sufficient cash flow from operations, our strategy to increase operating efficiencies may not be realized and future borrowings may not be available to use under our credit facility in an amount sufficient to enable us to fund our liquidity needs.

OUR FAILURE TO SATISFY COVENANTS IN OUR DEBT INSTRUMENTS WOULD CAUSE A DEFAULT UNDER THOSE INSTRUMENTS.

In addition to imposing restrictions on our business and operations, our debt instruments include a number of covenants relating to financial ratios and tests. The covenants include requirements that we meet certain earning levels relative to our debt. For the quarters ended June 28, 2002 and September 27, 2002, we experienced operating losses. If we do not meet our anticipated levels of operations and realize the cost savings associated with the restructurings taken during 2002, we will not meet our debt covenants. In addition, our ability to comply with these covenants may be affected by events beyond our control, including prevailing economic, financial and industry conditions. The breach of any of these covenants would result in a default under these instruments. An event of default would permit our lenders to declare all amounts borrowed from them to be due and payable, together with accrued and unpaid interest. Moreover, these lenders would have the option to terminate any obligation to make further extensions of credit under these instruments. If we are unable to repay debt to our lenders, these lenders could proceed against our assets. If we do not achieve profitability on a quarterly basis in 2003, we will not be in compliance with our covenants for those periods.

OUR BALANCE SHEET CONTAINS SEVERAL CATEGORIES OF INTANGIBLE ASSETS THAT WE MAY BE REQUIRED TO WRITE OFF OR WRITE DOWN BASED ON THE FUTURE PERFORMANCE OF THE COMPANY, WHICH MAY ADVERSELY IMPACT OUR FUTURE EARNINGS AND OUR STOCK PRICE.

As of September 27, 2002, we had $66.4 million of unamortized intangible assets, including goodwill, licenses and patents, other intellectual property, deferred tax assets, and certain expenses that we amortize over time. Any material impairment to any of these items could reduce our net income and may adversely affect the trading price of our common stock.

We currently have $43.6 million in goodwill capitalized on our balance sheet. In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 142 "Goodwill and Other Intangible Assets," which requires among other things, the discontinuance of the amortization of goodwill and certain other intangible assets that have indefinite useful lives, and the introduction of impairment testing in its place. Under SFAS 142, goodwill and some indefinite-lived intangibles will not be amortized into results of operations, but instead will be tested for impairment at least annually, with impairment being measured as the excess of the carrying value of the goodwill or intangible asset over its fair value. In addition, goodwill and intangible assets will be tested more often for impairment as circumstances warrant, and may result in write-downs of some of our goodwill and indefinite-lived intangibles. Accordingly, we could, from time to time, incur impairment charges, which will be recorded as operating expenses and will reduce our net income and adversely affect our operating results.

We currently have approximately $4.9 million related to a license fee prepaid in 1999 related to the Solid Object Printer machine platform included under license and patent costs, net, in our financial statements. The amortization of this intangible is based on the number of Solid Object Printer units sold. If future sales of the Solid Object Printer machine platforms do not increase, then a more rapid rate of amortization of this balance will be required relative to the number of units sold.

As of September 27, 2002, we have recorded $15.6 million in deferred tax assets on our balance sheet, which are accounted for in accordance with FAS 109. If we anticipate that we would not return to profitability and utilize those deferred tax assets in the near future, we would be required to fully reserve for the amount of the deferred tax assets. This could have significant impact on our results of operations in the period that the reserve is recorded.

WE ARE CARRYING A SIGNIFICANT AMOUNT OF MODEL-RELATED INVENTORY AND TOOLING COSTS FOR A SOLID OBJECT PRINTER MACHINE PLATFORM.

We are carrying approximately $1.8 million in inventory and tooling cost associated with the development and production of a new solid object printer machine platform. Design validation testing of the new platform is in process. Changes to the bill of material as a result of the design validation testing, or abandonment of the new platform because of adverse market studies, may render inventory and tooling cost obsolete. Additionally, we continue to carry inventory and have vendor commitments related to our existing solid object printer model totaling $1.8 million, which if not sold, could become obsolete. A significant write down of inventory and tooling due to obsolescence could adversely affect our results of operations.

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

     OPERATIONS

OUR RESEARCH AND DISTRIBUTION AGREEMENTS WITH VANTICO TERMINATED ON APRIL 22, 2002. IF WE ARE UNABLE TO TIMELY AND COST EFFECTIVELY DEVELOP RESINS ADEQUATE FOR USE WITH OUR PRODUCTS WHICH ARE COMMERCIALLY ACCEPTED, WE MAY LOSE CUSTOMERS AND MARKET SHARE AND OUR REVENUES AND PROFITABILITY MAY DECLINE.

Under the terms of research and distribution agreements with Vantico, we had jointly developed liquid photopolymers with Vantico and served as the exclusive worldwide distributor (except in Japan) of these materials, manufactured by Vantico for use in stereolithography. Sales of our materials accounted for 28.2% and 25.5% of our total revenues for the first nine months of 2002 and 2001, respectively. Sales of our materials excluding the LS product line accounted for 20.7% and 24.8% of our total revenues for the first nine months of 2002 and 2001 respectively. A significant portion of our current SLA system customer base continue to use Vantico resins. These agreements with Vantico terminated on April 22, 2002, as a result of the settlement of our arbitration with Vantico.

We obtained one alternative source of resins through the acquisition, on September 20, 2001, of RPC, an independent supplier of stereolithography resins located in Switzerland. Our management team does not, however, have substantial experience in the materials manufacturing business and we may not be able to timely and cost-effectively develop adequate enhancements to the existing RPC product line, or if developed, produce sufficient quantities of RPC resins and other materials that meet the needs of our customers or otherwise develop or obtain materials adequate for use with our products that are commercially accepted. In addition, the manufacture of materials business increases some of the existing risks we face and poses new risks to our company. For example, we must comply with all applicable environmental laws, rules and regulations associated with large scale manufacturing of resins in Switzerland. Our compliance with these laws may increase our cost of production and reduce our margins and any failure to comply with these laws may result in legal or regulatory action instituted against us, substantial monetary fines or other damages. We may not be able to retain a sufficient number of additional qualified employees on a timely basis, or at all.

In addition, in order to provide additional resins for sale and to partially replace Vantico resins previously sold by the Company, in June 2002, we entered into a two-year non-exclusive distribution agreement for the sale of a line of resins produced by another chemical manufacturer. Stereolithography is, however, very sensitive to even slight variations in materials, and we cannot be certain that these new resins will perform satisfactorily or be acceptable to customers Our material revenue, excluding DTM related revenues, declined significantly for the first nine months of 2002 as compared to the first nine months of 2001. This was due to lower resin purchases as our customers transition from Vantico material to RPC supplied material. Unless substantially more Vantico customers transition to our products, which they are not required to do so, we will continue to see decreased revenue for material sales.

If we are unable to develop or otherwise obtain sufficient quantities of commercially accepted materials, we will face significant competition for materials sales from various suppliers, including Vantico. As a result, we may lose customers and market share, our revenues may decline and our results of operations may be materially and adversely affected.

THE SIGNIFICANT COMPETITION WE FACE COULD CAUSE US TO LOSE MARKET SHARE OR REDUCE PRICES, AND THIS COMPETITION WILL LIKELY INCREASE IN THE NEAR FUTURE.

We compete for customers with a wide variety of producers of models, prototypes and other 3-dimensional objects, ranging from traditional model makers and subtractive-type producers, such as CNC machine makers, to a wide variety of additive solid imaging system manufacturers as well as service bureaus that provide any or all of these types of technology. Some of our existing and potential competitors are researching, designing, developing and marketing other types of equipment, materials and services. We anticipate a reduction in our research and development costs in the future due to the recent reduction in our workforce. This reduction could affect our new product development or delay current research and development efforts. Many of these competitors have financial, marketing, manufacturing, distribution and other resources substantially greater than ours. In many cases, the existence of these competitors extends the purchase decision time as customers investigate the alternative products and solutions. Also, these competitors have marketed these products successfully to our existing and potential customers.

Under a settlement agreement with the Department of Justice relating to our merger with DTM we were required to license certain of our patents for use in the manufacture and sale of either stereolithography or laser sintering products, but not both, in North America. On June 6, 2002, we entered into a license agreement with Sony Corporation, pursuant to which they would license our patents for use in the field of stereolithography in North America (defined as the United States, Canada and Mexico). On July 9, 2002, we were informed by the Department of Justice that they had approved Sony as our licensee. Sony is an extremely large and sophisticated corporation with annual revenues in excess of $60 billion. Sony also has considerable experience in manufacture and sale of stereolithography machines and materials outside of the United States (including in its home country of Japan). Although we cannot be certain of the market impact, which the license to Sony will have, we anticipate that Sony will be an aggressive competitor in all aspects of our stereolithography business.

We also compete with Vantico as a result of the termination of our distribution agreement with Vantico, once we expect competition may arise from the development of allied or related techniques, both additive and subtractive, that are not encompassed by our patents, the issuance of patents to other companies that inhibit our ability to develop certain products, and the improvement to existing technologies. We cannot assure you that we will be able to maintain our current position in the field or our current price level, or to continue to compete successfully against current and future sources of competition.

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

          Retain key technology employees.

Also, new technologies or materials that render our existing products and services obsolete may be developed. We believe that our future success will depend on our ability to deliver products that meet changing technology and customer need. Our acquisitions of DTM or RPC may not enable us to further expand into advanced digital manufacturing and rapid tooling or ensure that we can successfully design, manufacture and market the increasingly sophisticated platforms, materials and services, which the change in technology requires.

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

We currently are involved in several patent infringement actions, both as plaintiff and as defendant. We have capitalized $4.2 million in legal costs related to various litigation, which if not settled favorably, would need to be written off and would have a significant negative impact on our financial results. Our ability to fully protect and exploit our patents and proprietary rights could be adversely impacted by the level of expense required for intellectual property litigation.

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

WE FACE RISKS ASSOCIATED WITH CONDUCTING BUSINESS INTERNATIONALLY AND IF WE DO NOT MANAGE THESE RISKS, OUR RESULTS OF OPERATIONS MAY SUFFER.

A material portion of our sales is to customers in foreign countries. There are many risks inherent in our international business activities that, unless managed properly, may adversely affect our profitability, including our ability to collect amounts due from customers. Our foreign operations could be adversely affected by:

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

     MANAGEMENT

THE LOSS OF MR. BRIAN SERVICE, OUR CHIEF EXECUTIVE OFFICER, OR OUR INABILITY TO ATTRACT AND RETAIN QUALIFIED EXECUTIVES COULD MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS.

Our ability to develop and expand our products, business and markets and to manage our growth is dependent upon the services of our executive team, including Brian Service, who currently is employed as Chief Executive Officer. We do not maintain any key life insurance coverage for Mr. Service or any other member of our executive team. Our success also depends on our ability to attract and retain additional key technical, management and other personnel. Competition for these professionals in intense. The loss of the services of any of our key executives or the failure to attract and retain other key personnel could impair the development of new products and have an adverse effect on our business, operating results and financial condition.

OUR RECENT REDUCTIONS IN FORCE AND RESTRUCTURING OF THE COMPANY MAY HAVE AN ADVERSE IMPACT ON OUR BUSINESS.

On July 24, 2002, we had substantially completed a reduction in workforce, which eliminated 109 positions out of its total work force of 523, or approximately 20% of the total workforce. This reduction also included announcing the closing of the our office in Austin, Texas, which we acquired as part of our acquisition of DTM and the closure of our sales office in Farmington Hills, Michigan. This was the second reduction in force we announced in 2002. On April 9, 2002, the Company announced that it had eliminated approximately 10% of its total workforce. It is impossible to determine the effect of these reductions and restructurings on the morale of our remaining employees and on our ability to retain those employees and to recruit new employees. In addition, the reductions and reorganization may have an adverse impact on our ability to conduct research, to design and manufacture new platforms and materials, and to service existing customers and to attract new ones.

     CAPITAL STRUCTURE

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

Historically, our stock price has been volatile. The prices of the common stock have ranged from $4.98 to $15.90 during the 52-week period ended October 23, 2002.

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

In addition, we have adopted a Shareholders' Rights Plan. Under the Shareholders' Rights Plan, we distributed a dividend of one right for each outstanding share of our common stock. These rights will cause substantial dilution to the ownership of a person or group that attempts to acquire us on terms not approved by our Board of Directors and may have the effect of deterring hostile takeover attempts.

THE NUMBER OF SHARES OF COMMON STOCK ISSUABLE UPON CONVERSION OF OUR DEBENTURES COULD DILUTE YOUR OWNERSHIP AND NEGATIVELY IMPACT THE MARKET PRICE FOR OUR COMMON STOCK.

Our debentures are convertible into common stock at the holders' option at a conversion price of $12.00 per share. If the holders elect to convert all $10 million principal amount of the debentures, we would be obligated to issue 833,333 shares of our common stock at $12.00 per share. To the extent that all of the debentures are converted, a significantly greater number of shares of our common stock will be outstanding and the interests of our existing stockholders may be diluted. Moreover, future sales of substantial amounts of our stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our common stock.

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

FOREIGN CURRENCY RISK. International revenues accounted for 49.4% of our total revenue in the third quarter of 2002. International sales are made primarily from our foreign sales subsidiaries in their respective countries and are denominated in United States dollars or the local currency of each country. These subsidiaries also incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency.

Our international business is subject to risks typical of an international business, including, but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors.

Our exposure to foreign exchange rate fluctuations arises in part from inter-company accounts in which costs incurred in the United States are charged to our foreign sales subsidiaries. These inter-company accounts are typically denominated in United States dollars. We are also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into United States dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. The realized effect of foreign exchange rate fluctuation in the third quarter of 2002 resulted in a $0.4 million gain.

As of September 27, 2002, we had investments in foreign operations that are sensitive to foreign currency exchange rates, including non-functional currency denominated receivables and payables. The net amount that is exposed in foreign currency when subjected to a 10% change in the value of the functional currency versus the non-functional currency produces an immaterial change in our balance sheet as of September 27, 2002.

ITEM 4. CONTROLS AND PROCEDURES

a. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Management of the Company, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, have evaluated the Company's disclosure controls and procedures pursuant to Rule 13a-14 promulgated by the Securities and Exchange Commission within 90 days of the date of filing of this Form 10-Q, and have determined that the disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic filings with the Securities and Exchange Commission.

b. CHANGES IN INTERNAL CONTROLS. There were no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses identified in the system of internal controls.

PART II -- OTHER INFORMATION

ITEM 1. Litigation Proceedings

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

Following decisions by the District Court and the Federal Circuit Court of Appeals on jurisdictional issues, Aarotech and Mr. Young were dismissed from the suit, and an action against Aaroflex is proceeding in the District Court. Motions for summary judgment by Aaroflex on multiple counts contained in our complaint and on Aaroflex's counterclaims have been dismissed and fact discovery in the case has been completed. Our motions for summary judgment for patent infringement and validity and Aaroflex's motion for patent invalidity were heard on May 10, 2001. In February 2002, the court denied Aaroflex's invalidity motions. On April 24, 2002, the court denied our motions for summary judgment on infringement, reserving the right to revisit on its own initiative the decisions following the determination of claim construction. The court also granted in part our motion on validity. The case is in the final stages of preparation for trial. The court indicated a trial date would be forthcoming shortly.

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

EOS VS. DTM AND 3D SYSTEMS, INC. In December 2000, EOS filed a patent infringement suit against DTM in federal court in California. EOS alleges that DTM has infringed and continues to infringe certain U.S. patents that we licenses to EOS. EOS has estimated its damages to be approximately $27 million for the period from the fourth quarter of 1997 through 2002. In April 2001, consistent with an order issued by the federal court in this matter, we were added as a plaintiff to the lawsuit. October 17, 2001, we were substituted as a defendant in this action because DTM's corporate existence terminated when it merged into our subsidiary, 3D Systems, Inc. on August 31, 2001. In February 2002, the court granted summary adjudication on our motion that any potential liability for patent infringement terminated with the merger of DTM into 3D Systems, Inc. Concurrently, the court denied EOS's motion for a fourth amended complaint to add counts related to EOS's claim that 3D Systems, Inc. is not permitted to compete in the field of laser sintering under the terms of the 1997 Patent License Agreement between 3D Systems, Inc. and EOS. 3D Systems, Inc. filed counterclaims against EOS for the sale of polyamide powders in the United States based on two of the patents acquired in the DTM acquisition. A motion by 3D Systems, Inc. for a preliminary injunction was denied by the court on May 14, 2002. The court rescheduled the trial date from February 2003 to April 29, 2003, and set a cut-off date for all discovery of January 20, 2003.

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

On May 22, 2002, EOS GmbH announced in a press release that it had filed a lawsuit against the Company in a German court seeking damages for the alleged breach of the 1997 Patent License Agreement. To date the Company has not been served with any pleadings relating to this matter and is therefore unable to make any evaluation of potential liability with respect to it.

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


ITEM 6.  Exhibits and Reports on Form 8-K

     a.   Exhibits

          10.1 Amendment Agreement Number One to Loan and Security Agreement dated July 26, 2001.

          10.2 Amendment Agreement Number Two to Loan and Security Agreement dated August 16, 2001.

          10.3 Amendment Agreement Number Three to Loan and Security Agreement dated October 1, 2001.

          10.4 Amendment Agreement Number Four to Loan and Security Agreement dated November 1, 2001.

          10.5 Amendment Agreement Number Five to Loan and Security Agreement dated December 20, 2001.

          10.6 Amendment Agreement Number Six to Loan and Security Agreement dated August 30, 2002.

          10.7 Amendment Agreement Number Seven to Loan and Security Agreement dated October 1, 2002.

          10.8 Amendment Agreement Number Eight to Loan and Security Agreement dated November 12, 2002.

          10.9  Employment Agreement for Brian Service dated October 15, 2002.

          10.10 Sixth Amendment to Reimbursement Agreement dated November 8,
                2002.

          99.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 12, 2002.

          99.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 12, 2002.

     b.   Reports on Form 8-K

          -    Current report on Form 8-K, Items 5 and 7, filed July 24, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/S/ E. JAMES SELZER
-----------------------------
E. James Selzer                                       Date:  November 12, 2002
Senior Vice President
Global Finance & Administration
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

(Duly authorized to sign on behalf of Registrant)

                                Certification of
                             Chief Executive Officer
                            Of 3D Systems Corporation


I, Brian K. Service, certify that:

1. I have reviewed this quarterly report on Form 10-Q of 3D Systems Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/S/ BRIAN K. SERVICE
--------------------------------
By:     Brian K. Service
Title:  Chief Executive Officer

                                Certification of
                             Chief Financial Officer
                            Of 3D Systems Corporation


I, E. James Selzer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of 3D Systems Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002


/S/ E. JAMES SELZER
--------------------------------
By:     E. James Selzer
Title:  Chief Financial Officer