Form 10-K
period 2002-12-31
3D SYSTEMS CORP
filed 2003-06-30
CIK 910638

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

  [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                     Common Stock, par value $.001 per share

                         Preferred Stock Purchase Rights

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [_] No [X]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [_]

At June 28, 2002, there were outstanding 12,863,396 shares of the Common Stock of Registrant, and the aggregate market value of the shares held on that date by non-affiliates of Registrant, based on the closing price ($12.20 per share) of the Registrant's Common Stock on the NASDAQ National Market on that date, was $107,335,893. For purposes of this computation, it has been assumed that the shares beneficially held by directors and officers of Registrant were "held by affiliates"; this assumption is not to be deemed an admission by these persons that they are affiliates of Registrant.

At June 13, 2003, there were outstanding 12,734,301 shares of the Common Stock of Registrant.

================================================================================

                             3D SYSTEMS CORPORATION

                       Annual Report on Form 10-K for the
                          Year Ended December 31, 2002

PART I      ............................................................................................................     3

  Item 1.   Business ...................................................................................................     3
  Item 2.   Properties .................................................................................................    11
  Item 3.   Legal Proceedings ..........................................................................................    11
  Item 4.   Submission of Matters to a Vote of Security Holders ........................................................    13

PART II     ............................................................................................................    13

  Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters ......................................    13
  Item 6.   Selected Financial Data ....................................................................................    15
  Item 7.   Management's Discussion and Analysis of Results of Operations and Financial Condition ......................    16
  Item 7a.  Quantitative and Qualitative Disclosures about Market Risk .................................................    36
  Item 8.   Financial Statements and Supplementary Data ................................................................    37

PART III    ............................................................................................................    38

  Item 10.  Directors and Executive Officers of the Registrant .........................................................    38
  Item 11.  Executive Compensation .....................................................................................    41
  Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters .............    44
  Item 13.  Certain Relationships and Related Transactions .............................................................    47
  Item 14.  Controls and Procedures ....................................................................................    49
  Item 15.  Principal Accountant Fees and Services .....................................................................    50

PART IV     ............................................................................................................    51

  Item 16.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K ...........................................    51

                                     PART I

Forward-Looking Statements

This filing, including "Cautionary Statements and Risk Factors" set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7, contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results and the results of our consolidated subsidiaries to differ materially from those expressed or implied by these forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statement concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions referred to above include the difficulty of keeping expense growth at modest levels while increasing revenues and other risks that are described from time to time in our Securities and Exchange Commission reports, including but not limited to the items discussed in "Cautionary Statements and Risk Factors" set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 in this report. We assume no obligation and do not intend to update these forward-looking statements.

Item 1.  Business

Our consolidated financial statements for the year ended December 31, 2001 and 2000, as filed with the Commission on March 27, 2002, have been restated. Accordingly, all financial data in this Report reflects the effects of the restatements. See Note 24 to our Consolidated Financial Statements for a description of the restatement.

General

We design, develop, manufacture, market and support, on an international basis, solid imaging systems and related materials. Solid imaging systems are designed to rapidly produce 3-dimensional physical objects from digital data using computer aided design and manufacturing, or CAD/CAM, software utilities and related computer applications.

Used worldwide to generate product concept models, functional prototypes, master patterns for tooling and end-use production parts for direct and indirect manufacturing, our solid imaging technologies change the way people design, develop and manufacture products. The systems utilize patented stereolithography, selective laser sintering, direct composite manufacturing and 3-D printing processes to fabricate physical objects using input from CAD/CAM software, or 3-D scanning and sculpting devices.

Our customers use our solid imaging systems and solutions to:

         . Streamline part making, prototyping and manufacturing processes . Verify product designs
         . Create functional parts
         . Generate production-quality samples or final parts
         . Direct manufacture end-use parts
         . Create tooling used to manufacture end-use parts.

We expect our Advanced Digital Manufacturing (ADM(SM)) solutions to become a key enabling technology for the customization of design and manufacturing using additive fabrication techniques, also called mass customization or rapid manufacturing. ADM will allow designers to reduce part count in the design process and to add custom features and complexity to designs not currently feasible with today's manufacturing techniques thus reducing part costs and assembly time. By using multiple technologies offered by us, existing designs can be manufactured without the costs and lead-time associated with hard tooling, and more complex designs will become easier to manufacture.

An integrated package combining hardware, software, materials and process gives us one of the widest ranges of solid imaging solutions in the world. Our comprehensive range of products includes; the MJM (multi-jet modeling) product line, the SLA(R) (stereolithography apparatus) product line, the SLS(R) (selective laser sintering) product line, the DCM (direct composite manufacturing) product line, and the Accura(R) material line, which provides a broad range of prototype and manufacturing materials utilized by our MJM, SLA and SLS systems.

We produce, market and distribute consumable materials used in all solid imaging systems we offer. Our growing installed base of systems requires an ongoing supply of materials as well as service support and provides us with an ongoing revenue stream. In April 2002, we introduced our Accura family of materials for use in our solid imaging systems. Since the introduction of our Accura materials, we have introduced and continue to engage in research regarding materials for our SLA and SLS systems.

Our MJM systems use proprietary materials developed, manufactured and sold exclusively by us. Of our MJM systems we currently offer the ThermoJet(R) solid object printer. ThermoJet printers are about the size of office copiers and employ hot-melt ink jet technology to build three-dimensional models in successive layers using our proprietary thermoplastic materials. Designers, engineers and other users of CAD/CAM utilities can incorporate our printers into office networks as a shared resource, to rapidly produce models of products under development for design concept communication and validation. In addition, objects produced by our ThermoJet printers can be used as patterns and molds and, when combined with other secondary processes, such as investment casting, can produce parts with representative end-use properties.

SLA systems use our proprietary stereolithography, ("SL technology"), a solid imaging process that uses a laser beam to expose and solidify successive layers of a photosensitive liquid until the desired object is formed to precise specifications in epoxy or acrylic resin. SL-produced parts can be used for concept models, engineering prototypes, patterns and masters for molds, consumable tooling or short-run manufacturing of final products, among other applications. SL technology provides users with significant product development time-savings, cost reductions and improved quality, compared to traditional modeling, tooling and pattern-making techniques. In addition, with appropriate material functionality, SL technology can produce durable parts that can be used for ADM solutions.

SLS systems are based on our proprietary selective laser sintering, or SLS(TM), process initially developed and patented by The University of Texas. The SLS(TM) process was further refined and patented by DTM Corporation. We acquired DTM on August 24, 2001 and now own these DTM patents. We also have an exclusive worldwide license from The University of Texas to practice SLS process under selected laser sintering patents owned by The University of Texas. This technology uses laser energy to melt and fuse, or sinter, powdered material to create a solid object. SLS systems are used to produce functional models for use in product development and design, and are increasingly used for the direct manufacture of small lot quantities of plastic or metal parts for use as final products by end-users in both the consumer and industrial markets. Use of our SLS systems can significantly reduce the time required for production from what otherwise could be months or weeks, to days or, in some cases, hours.

We provide, either directly or through our network of authorized distributors, a variety of processing materials and on-site maintenance services for all of our solid imaging products. Our customers include major corporations throughout the world in a broad range of industries including manufacturers of automotive, aerospace, computer, electronic, consumer, telecommunication, appliance, footwear, toy, power tool, medical and dental products. We also sell to independent service bureaus that, for a fee, provide solid imaging services to their customers, and to government agencies and universities.

As of December 31, 2002, we held 359 patents related to solid imaging: 152 in the United States, 146 in Europe, 17 in Japan, and 44 in other foreign countries. We continue to develop new products and processes to expand the applications of solid imaging, and to develop improvements to our existing product lines.

Corporate Structure

Unless otherwise indicated, all references in this document to "the Company," "we," or "us" include 3D Systems Corporation, and its direct and indirect wholly owned subsidiaries.

We were incorporated in Delaware in 1993, and are the sole shareholder of 3D Canada Company, a Nova Scotia unlimited liability company, which we refer to as 3D Canada, and RPC, Ltd., a Swiss corporation. We jointly own 3D Holdings, LLC with 3D Canada. 3D Holdings, LLC is the sole shareholder of 3D Systems, Inc., a California corporation, which we refer to as 3D, Inc. 3D, Inc. directly, and through its direct and indirect subsidiaries, conducts substantially all of our business. 3D, Inc.'s direct subsidiaries include 3D Systems Europe Ltd., a United Kingdom company that we refer to as 3D Europe, which serves as the headquarters for the Company's European operations.

Products and Services

The following is a description of our products and their current uses. Each product can be used as a stand-alone resource and, as we work to improve process, material functionality, build-to-build and machine-to-machine uniformity, we anticipate increasing sales of multiple types of solid imaging equipment into single location for ADM applications.

Solid Imaging Systems

     . MJM Systems. The ThermoJet solid object printer is the second generation of multi-jet modeling systems to be offered by us. The ThermoJet printer is a network-ready system, about the size of an office copier, that uses a hot-melt ink jet technology to print models by accumulating material in successive layers using proprietary thermoplastic solid imaging materials, or SIM, and a print head with hundreds of jets oriented in a linear array. The print head scans back and forth, similar to desktop ink jet printers, depositing layer upon layer of material to form the physical model. The printers offer a part-building capacity of 10 inches x 7.8 inches x 8 inches (250 mm x 195 mm x 200 mm).

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

         We introduced our third generation of multi-jet modeling solutions, the InVision(TM) 3-D printer, in July 2002 at the international trade show SIGGRAPH. The InVision 3-D printer is a network-ready system, about the size of an office copier that combines proprietary photocurable hot melt materials with the ease of ink-jet printing. The InVision 3-D printer has not been released commercially into the market. Throughout 2002, we continued to research and develop the InVision 3-D printer. We have begun, and expect to complete, design validation testing, beta testing and market research, with respect to the InVision 3-D printer, in 2003.

         . SLA(R) Systems and Related Equipment. As of December 31, 2002, our SLA product line includes three models: the Viper si2(TM) SLA system, the SLA 5000 system and the SLA 7000 system. These models vary in their capabilities including:

            .   the resolution and accuracy of part building,
            .   the maximum size of objects that can be produced,
            .   object building speed, and
            .   system price

         SLA systems produce highly detailed 3-dimensional parts with fine surface quality. The parts are created through the use of an ultraviolet laser to convert liquid photosensitive polymers into solid cross-sections, layer by layer, until the desired objects are complete. SLA systems are capable of making multiple objects at the same time; however, each SLA system is limited in the size of the objects that it can make during a single build session. Therefore, an SLA system can make scale models of very large objects or, alternatively, full-scale portions of large objects, which are then joined together. The Viper SLA system, for example, can create a model, section of a model or other object with maximum size of 10 inches x 10 inches x 10 inches (250 mm x 250 mm x 250 mm). On the other hand, the maximum size model, section or other object that can be created using the SLA 7000 system is 20 inches x 20 inches x 24 inches (500 mm x 500 mm x 600 mm).

         SLA systems are installed in many of the largest manufacturing organizations in the world and are used in a wide variety of applications, varying from short production runs of end-use products, to producing automobile prototype parts, to creating new designs for testing in consumer focus groups. SLA systems are generally designed to build communication models to enable users to share ideas and evaluate concepts; perform form, fit and function testing on working models; build master patterns for investment casting; or quickly produce parts for direct use in working models. In addition, our products have been customized to produce thousands of tools and end-use parts in ADM applications, including certain dental, hearing aid, jewelry and motorsport applications.

         We also market PCA(TM) equipment, ultraviolet-curing devices used in conjunction with SLA systems, which provide uniform long wave ultraviolet illumination. Upon completion of a typical object by an SLA system, a small amount of the resin remains uncured. Full curing, or hardening, requires an additional one to two hours of exposure to ultraviolet illumination, which can be accomplished most effectively through the use of our PCA devices. Approximately two-thirds of all SLA systems sold have been purchased with a PCA device. Purchasers of multiple SLA systems may use the same PCA device for each system.

       . SLS(R) Systems and Related Equipment. SLS systems are primarily used to produce functional parts for use in product development and design. Objects produced by SLS systems are more durable and flexible, in the case of plastic parts, than those produced by SLA systems, but lack the fine detail and surface finish of an SL part. Functional models and prototypes are produced directly from powdered sintering materials, generally, either plastic, nylon or metal. SLS systems are also used to produce metal inserts for tooling and limited quantities of direct metal parts for custom applications, as well as to produce models and prototypes for testing actual product fit, form, ergonomic design and functionality. SLS systems are capable of making multiple objects at the same time; however, each is limited in the size of the objects that it can make during a single build session maximum size of 14.5 inches x 12.5 inches x 17.5 inches (370 mm x 320 mm x 445 mm).

         SLS systems are increasingly used for the direct digital manufacture of small lot quantities of plastic, nylon or metal parts for use as final products by end-users in both the consumer and industrial markets. Metal part production requires processing with an additional furnace step. SLS systems also are used to create tools, molds or patterns that are an intermediate step in most manufacturing processes employed to manufacture low-volume/high-value end- use parts. The systems' pattern production capability offer foundries the ability to automate the pattern-making step of traditional investment casting processes to manufacture metal parts. Parts cast from patterns produced with an SLS system are used in final product assemblies. Foundries also use our SLS systems to automate and accelerate the manufacture of sand molds and cores, which are used for sand casting of metal parts, primarily for use in automotive and heavy equipment applications.

         We market the SLS system to customers and prospects requiring direct digital manufacturing solutions. Currently the SLS system is being utilized in advanced digital manufacturing companies in the hearing aid industry and the aerospace industry to produce mass production, customized end-use parts, such as in-the-ear hearing aids and air ducts for non-commercial planes.

     .   DCM System. Our Direct Composite Manufacturing line consists of the
OptoForm(TM) system. The OptoForm system is an advanced digital manufacturing system, which combines the precision of stereolithography with dense materials comprising both a photosensitive epoxy polymer and a range of reinforcing fillers including thermoplastics, metals, and ceramics, or a combination of these paste materials. Similar to the techniques of the SLA and SLS systems the OptoForm system spreads a layer of paste material across the platform. Parts are created through the use of an ultraviolet laser to convert the paste into solid cross-sections, layer by layer, until the desired objects are complete. The OptoForm system offers a part-building capacity of 20 inches x 12.5 inches x 20 inches (500mm x 330mm x 500mm) which is limited by the weight of the material.

         In December of 2001, we formed OptoForm LLC (a Delaware limited liability company) a joint-venture with DSM Somos, one of our resin suppliers, to focus on the development and commercialization of equipment and materials for the OptoForm system. As of March 28, 2003, we have placed five OptoForm engineering evaluation machines at customer locations to facilitate continued technical development of materials, hardware and software.

Materials

     .   Accura(R) Materials. We develop, manufacture, sell and distribute proprietary materials used by the ThermoJet printer, InVision 3-D printer, SLA and SLS systems. Under our distribution contract with Vantico, Inc., which expired on April 22, 2002, we were the exclusive worldwide distributor of Vantico photosensitive liquid resins for stereolithography. In September 2001 we acquired RPC Ltd., a Swiss developer and manufacturer of stereolithography materials. Upon termination of the Vantico distribution contract, we began to sell our SL materials, under our Accura brand, to our worldwide (except Japan) SLA system customer base. Throughout the term of the Vantico distribution contract, the majority of our customers purchased materials from us upon the initial purchase of equipment. We also sold materials necessary for ongoing operation of the machines. We continue to provide initial vat fills and refills of our new Accura SL materials to our customers, and service what we believe is approximately one third of the SLA system customer base.

         Our range of LS powdered materials used in our SLS systems, many of which can be used in multiple applications, addresses a growing list of customer needs. We believe our SLS process, in combination with the DuraForm(TM) material system is currently the world's leading solid imaging technology used for functional plastic and nylon prototype applications. LaserForm(TM) ST-200 material, the fourth-generation metal powder developed for the SLS system is used for creation of prototype tooling and to make metal functional parts.

Software

     .   General. We develop part preparation software for personal computers and engineering workstations designed to enhance the interface between digital data and our solid imaging systems. Digital data, such as solid CAD/CAM, is converted within the software utility; then, depending on the specific software package, the object can be viewed, rotated, scaled, and model structures added. The software then generates the information to be used by the SLS system, SLA system, OptoForm or MJM system to create the solid images. In addition, we work with outside companies, where appropriate, to develop software for our systems.

     .   QuickCast(TM) Technology. Our QuickCast build style consists of a special process for making precision investment casting patterns using SL technology. The QuickCast process uses our SLA systems to produce foundry-useable mold patterns suitable for limited-run investment casting. While not cost-competitive for high-capacity manufacturing, the ability to rapidly produce prototypes and short-run production quantities of fully functional complex metal parts, in a wide variety of metals, is a major technological advantage of SL. All of the SLA systems we sell include the software capability for the QuickCast process.

Services

     .   Maintenance. All of the SLS and SLA systems are bundled with on-site hardware and software maintenance service, during a warranty period (typically one year). All ThermoJet printers are bundled with at least a 90-day warranty period. After the warranty period, we offer customers optional maintenance contracts, available on a monthly and annual basis. Approximately three-quarters of the services we provide are for post-warranty maintenance contracts. Although purchasers are not required to enter into post warranty maintenance contracts, the majority of our United States, Asia Pacific and European SLA and SLS system customers are parties to these contracts, and other customers obtain our maintenance services on a time and materials basis. Our overseas distributors also offer maintenance contracts to customers acquiring systems from them. As of December 31, 2002, we had a staff of 127 full-time employees providing on-site remedial and preventive maintenance services necessary to maintain our customers' equipment in good operating condition.

     .    Technology Centers. We provide services from our Technology Centers at our Valencia, California headquarters, at our European headquarters near London, England, at our offices in Japan and at our office located near Frankfurt, Germany. The Technology Centers produce models, prototypes, mold patterns and other parts for customers at prices that vary based on the nature of the services requested. The Technology Centers also focus their efforts on the development of new applications and techniques and customer benchmarking, and also enable us to keep abreast of developments and serve as a means to introduce prospective buyers to our technology.

Recent Product Introductions. In order to improve and expand the capabilities of our systems and related software and materials, as well as to enhance our portfolio of proprietary intellectual properties, we have historically devoted a significant portion of our resources to research and development activities. Recent product introductions include:

               [X] Accura(R) SL materials: accuGen(TM). accuGen 100 material combines accuracy, and green strength to maximize part building productivity. accuGen 100 material is ideal for prototype parts, master patterns, RTV (Room Temperature Vulcanization) mold inserts and flow testing.

               [X] Accura(R) SL material: accuDur(TM). accuDur 100 material combines industry-standard durability with flexibility, high accuracy and improved build speeds. accuDur 100 material is a robust, flexible and durable material, ideal for building parts for snap-fit testing, or any other application where durability is required.

               [X] Accura(R) SI 10 material. Accura SI 10 material is a superior general purpose material offering an exceptional combination of long vat life and accuracy in part building resulting from its high green strength, humidity resistance and the advances we have made in the material process, which provides speed without compromising part quality. The SI 10 material creates parts with a glossy top finish, excellent for thin wall parts and ideal for master patterns.

               [X] Accura(R) SI 20 material. Accura SI 20 material is a durable white material offering high green strength and good throughput. This material is ideal for snap-fit testing and RTV applications.

               [X] Accura(R) SI 30 material. Accura SI 30 material is a fast/durable material ideal for customers needing a high-photo speed, low-viscosity material for functional prototypes.

               [X] Accura(R) SI 40 material. Accura SI 40 material is the first material on the market that combines high temperature resistance with strength. With properties that mimic Nylon 66 this material is ideal for automotive applications including under-the-hood applications, wind tunnel testing and flow analysis. The Accura SI 40 material produces parts with optical clarity, high flexural modulus and moderate elongation to break, with a high heat deflection temperature allowing it to be drilled, self-tapped and bolted on for true functional testing.

               [X] Accura(R) LS material: LaserForm(TM) ST-200 material is the second-generation stainless steel material to be offered for our SLS systems. LaserForm ST-200 material is a specialty stainless steel composite developed for our SLS systems to produce durable, fully dense metal parts and tooling inserts for injection molding and die casting applications.

               [X] Software. Lightyear(TM) 1.3 and Buildstation(TM) 5.3 incorporates new Accura SL material styles simplifying the users' ability to manually select style files.

               [X] Software: Buildstation 4.0.0 for the SLA 250 system incorporates new Accura SL material styles and enhancements to Buildstation 3.8.6 software.

               [X] Software. Software version 3.1 for all SLS systems is the first version released under 3D Systems' label since the purchase of DTM Corp. Version 3.1 provides SLS system customers enhanced features including tagging, the ability to enter text for a small label that will be built attached to the part; slicing improvements; new Build Packet Browser and Smart Feed enhancements specifically for our SLS 2500/plus/ customers.

Research and Development

Our ability to compete successfully depends, among other things, on our ability to design and develop new machines, materials and applications, and to refine existing products. We believe that our future growth will depend on new materials, as well as improved part accuracy and processing speed. Our development efforts are augmented by development arrangements with research institutions, key customers, materials suppliers and hardware suppliers. Research and development expenses were $15.4 million, $11.0 million and $7.8 million in 2002, 2001, and 2000, respectively. For the foreseeable future, we anticipate that our research and development efforts will focus on material functionality and system design improvements, and developing software to facilitate the interface between our solid imaging systems and digital data from CAD solid programs, scanners, and other peripheral equipment and software. We have dedicated a significant amount of time to the development of new materials for all systems. In September 2001, with the acquisition of RPC, we expanded our SL materials' research capabilities.

We believe that further refinements in MJM technology will come as a result of investment in the areas of material development, solid imaging processes and the printing mechanism. We believe synthetic specialty chemicals will allow future SIM formulations to demonstrate significant improvement in the material durability and other mechanical properties, and that investment in the solid imaging build processes will result in improvements in the quality of the model output from the build process. We believe these improvements will include faster model build times, higher resolution and smaller layer steps, more accurate geometry representation and smoother and more uniform surface finish on all surfaces of the finished model. In 2002, we continued our research into new MJM materials and processes, devoting a large portion of the year to the development of improved materials directed at addressing the top customer-identified requirements, including part durability, down-facing surface quality and post-processing effort. By combining our knowledge of both MJM and SL material technology, we introduced the InVision 3-D printer in July 2002. We anticipate that, when commercialized, the new materials and delivery system will more appropriately meet the needs of the design communication, office and rapid prototyping markets.

We continue our research and development in the field of materials. Our research and development facilities are located in Marly, Switzerland and Valencia, California. The R&D team focuses our development on SL, LS and MJM materials. In 2002, we announced the development of a steel composite material and the research of aluminum and flame retardant nylon for the SLS system. We continue to drive our research and development efforts for the SL material line focusing on general materials for the rapid prototyping industry as well as specialized materials for the advanced digital manufacturing industry.

Marketing and Customers

Our sales and marketing strategy focuses on a wide range of customer needs, including traditional model, mold and prototyping, office uses and advanced digital manufacturing. Our internal sales organization is responsible for overseeing worldwide sales and value-added resellers, and our knowledgeable international distributors provide sales and support services in areas remote from our sales offices. Our direct sales force consists of sales persons based in our corporate office in California and in satellite offices throughout North America; in our European offices located near Frankfurt, London, Paris, Milan and in our Hong Kong and Japan offices, which serve the Pacific Rim region. An internal staff of application specialists is a key part of the marketing organization effort to provide pre-sales support and to help existing customers take advantage of the latest materials and techniques to improve part quality and machine productivity. This group also leverages its customer contacts to help identify new application opportunities that utilize our proprietary processes.

Our marketing programs utilize a combination of seminars, trade shows, advertising, direct mailings, literature, web presence, videos, press releases, brochures and customer and application profiles to identify prospects that match a typical user profile. As of December 31, 2002, our worldwide sales and support staff consisted of 91 employees that are primarily located in the United States and Europe.

International Sales. International sales, the majority of which are in Europe and Asia, accounted for 50.6%, 48.6%, and 46.2% of total sales in the years ended December 31, 2002, 2001 and 2000, respectively. (See Note 19 in the "Notes to Consolidated Financial Statements").

Customers. Our customers include major companies in a broad range of industries throughout the world, including manufacturers of automotive, aerospace, computer, electronic, consumer and medical products. Purchasers of our systems include original equipment manufacturers, or OEMs, such as AMP, Inc., Apple Computer, Inc., Audi AG, Boeing Company, BMW Group, Canstar Sports, Inc., DaimlerChrysler Corp., Dallara Automobili, Eastman Kodak Company, The Electrolux Group, General Electric Company, General Motors Corporation, Delphi Automotive Systems, Hasbro, Inc., Jordan Grand Prix, International Business Machines Corporation, Johnson & Johnson, Levolor, Minardi Formula 1, Motorola, Inc., Navistar International Corporation, Nike, Inc., ODM (On-Demand Manufacturing), a subsidiary of Boeing, Pratt & Whitney, Penske Racing, Raytheon Company, Renault F1 Team and Texas Instruments, Inc. We also sell our products to government agencies and universities, which generally use our machines for research activities, and to independent service bureaus, including Arrk Creative Network, General Pattern, Moehler Design and INCS, Inc., which for a fee provide solid imaging services to their customers. Each of Renault FI Team, ODM, a subsidiary of Boeing, Widex and Siemens Hearing Instruments established ADM centers in 2002.

Photopolymer Distribution Agreement. Pursuant to an agreement with Vantico, we had been the exclusive worldwide distributor (except in Japan) to users of SL processes of all Vantico liquid SL photopolymers. This agreement terminated on April 22, 2002.

Customer Support and Service. Before installation of an SLA or SLS system, a new purchaser generally receives training at our facilities. For the first several days after installation, an applications engineer remains at the customer location to ensure that the customer is able to operate the system effectively and to answer any questions that may arise. We also make available to our customers, for a fee, additional training courses in system features and applications. Training is not generally necessary for use of a ThermoJet printer.

We offer maintenance contracts to our customers, which generate recurring revenue. We also make available, in the United States, a hotline to all of our maintenance contract users. The hotline is staffed with technical representatives who answer questions and arrange for on-site remedial services if necessary. The hotline is available Monday through Friday, local holidays excepted, 5:00 a.m. to 5:00 p.m. Pacific time. In addition, customer service, troubleshooting and answers to frequently asked questions, or FAQs, are available through our website, www.3dsystems.com. Customers may also reach us through e-mail, 24 hours a day.

We co-founded and participate in Global User Groups, which include a substantial number of our customers. The User Groups organize annual conferences in the United States, at which we make presentations relating to updates in stereolithography and selective laser sintering, changes we have implemented in our systems and related equipment, materials and software and future ideas and programs we intend to pursue in the upcoming years.

Production and Supplies

All of our systems are assembled and SIM (Solid Imaging Material) is produced at our 67,000 square foot facility in Grand Junction, Colorado. We produce stereolithography materials at our facility in Marly, Switzerland. We manufacture lasers in our facility in Valencia, California. We purchase the major component parts for our systems and materials for SIM and resin from outside sources and arrange with contract manufacturers for the manufacture of subassemblies. We integrate the subassemblies and effect final assembly and test of all systems at our production facility. We perform numerous diagnostic tests and quality control procedures on each system to assure its operability and reliability.

Although there is more than one potential supplier for many material components parts, subassemblies and materials, several of the critical components, materials, and subassemblies, including lasers, materials, and certain ink jet components, are currently provided by a single or limited sources.

Our production methods are subject to compliance with applicable federal, state, and local provisions regulating the discharge of materials into the environment. We believe that we are in compliance with such regulations currently enacted and continued compliance will not have any material effect on our capital expenditures, earnings and competitive position. Currently we utilize a cleaning solvent that is the subject of a waiver of environmental provisions within the South Coast Air Quality Management District that includes our Valencia, California facility. The waiver expires June 30, 2005 at which time we may be required to switch to a different cleaning solvent. The impact on earnings should not be material.

Competition and Patent Rights

Our principal competitors are companies that manufacture machines that make models, prototypes, molds and small volume manufacturing parts, which include: suppliers of automated machining, or CNC, and rotational molding equipment; suppliers of traditional machining, milling and grinding equipment; and FDM (Fused Deposition Modeling) technology; Parts-in-Minutes and makers of vacuum casting silicon molding equipment; and manufacturers of other SL, LS and 3-D printing systems. These suppliers are numerous, both international and regional in scope, and many have well-recognized product lines that compete with us in essentially all of our served and targeted customer areas. Conventional machining and milling techniques continue to be the most common methods by which plastic and metal parts, models, functional prototypes and metal tool inserts are manufactured. Conventional pattern manufacturing techniques continue to be the most common methods to custom manufacture parts and by which patterns are made for use in investment casting.

We believe there are no products that use operating technologies like our SLA or SLS systems currently being sold in significant quantities in the United States; however, products similar to our SLA systems are manufactured and sold by other companies in the Pacific Rim, and products similar to our SLS systems are manufactured and sold by other companies in Europe and the Pacific Rim. In addition, we anticipate additional competition with respect to SL technology in the U.S., Canada and Mexico as a result of our license agreement with Sony Corporation with respect to our SL technology entered into pursuant to the terms of our consent decree with the Department of Justice.

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

We believe that our patents will continue to help us maintain a leading position in the SL, LS and MJM fields.

A number of companies are currently selling materials which either complement or compete with those we sell DSM Desotech Inc., and others, are currently selling SL resins, In addition, upon termination of our distribution agreement with Vantico, Vantico began selling competing resins. We believe that we supply approximately 50% of the worldwide market for SL resins used in our SLA systems. EOS and others are currently selling LS powdered materials. We believe we currently supply powders to the majority of the LS systems currently installed worldwide.

Future competition is expected to arise both from the development of new technologies or techniques not encompassed by the patents held by or licensed to us, and through improvements to existing technologies, such as CNC and rotational molding. We have determined to follow a strategy of continuing product development and aggressive patent prosecution to protect ourselves to the extent possible in these areas.

Proprietary Protection

Charles W. Hull, the Company's founder and Chief Technology Officer, developed the stereolithography technology used in our SLA product lines, while employed by UVP, Inc. This technology was originally patented by UVP, Inc. and subsequently licensed to us in 1986. We acquired the patent in 1990.

Researchers at The University of Texas initially developed the selective laser sintering technology commercialized by DTM. The first selective laser-sintering patent was issued to The University of Texas in 1989. Currently, we have exclusive rights to 15 U.S. patents issued to The University of Texas. Two of the original University of Texas patents expire in 2006 while others run until 2014. Patents granted on improvements to the original patent as well as new patents that we have obtained extend some protection to at least 2010. Our exclusive worldwide license from The University of Texas to use the selective laser sintering technology continues until expiration of the patent rights that are the subject of the license.

We developed the thermoplastic material used in the application of ink jet technology to solid imaging. During 1999, we acquired two patents from Dataproducts Corporation for dot-on-dot printing technology in order to increase our patent protection in the MJM area.

In connection with the acquisition of OptoForm in February 2001, we acquired technology, know-how and patent rights, which have remaining lives of over 15 years, related to a technology using composites in direct manufacturing. The acquired U.S. and foreign patent rights protect the basic recoating mechanism and materials used in the direct composite manufacturing process.

We do not have the breadth of patent protection for the solid object printers that we have for our SL and LS technology; however, as noted above, during 1999 we acquired two patents for dot-on-dot printing technology from Dataproducts Corporation in order to help us maintain our position in this field. In April 2002, we obtained the exclusive right, subject to one existing license, with enforcement rights to a patent for 3-dimensional printing using two different materials from Richard Helinski. In July of 2002, we reached an agreement with Sanders Design International, Inc. (SDI) of Wilton, NH, to settle a patent infringement suit that was pending in the U.S. District Court for the District of New Hampshire. According to the settlement, all parties agreed that the Helinski patent was valid and had been infringed by SDI. SDI agreed to pay us for past infringement for all machines manufactured or in production as of the date of the settlement agreement. In addition, SDI agreed to pay a running royalty of 6% for all future systems manufactured under the patent and for all consumables sold for use in their machines.

At December 31, 2002, we had 359 patents, which include 152 in the United States, 146 in Europe, 17 in Japan and 44 in other foreign countries. At that date, we also had 176 pending patent applications: 52 in the United States, 53 in Japan, 48 in European countries and 23 other foreign countries. As new developments and components to the technology are discovered, we intend to apply for additional patents.

Application for a patent offers no assurance that a patent will be issued as applied for. Issuance of a patent offers no assurance that the patent can be protected against any claims of invalidation or that the patent can be enforced against any infringement. In addition, litigation of patent issues can be costly and time-consuming.

Employees

At December 31, 2002, we had 416 full-time employees. In addition, at that same date we utilized the services of six independent contractors and one consultant. None of these employees or independent contractors is covered by labor agreements. We consider our relations with our employees and independent contractors to be satisfactory.

On July 24, 2002, we substantially completed a reduction in workforce, which eliminated 109 positions out of our total workforce of 523 or approximately 20% of the total workforce. In addition, we closed our existing office in Austin, Texas that we acquired as part of our acquisition of DTM, as well as our sales office in Farmington Hills, Michigan. This was the second reduction in force completed in 2002. On April 9, 2002, the Company eliminated approximately 10% of its total workforce.

Website Availability of Our Reports Filed with the Securities and Exchange Commission

We maintain a website with the address www.3dsystems.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this filing. We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file that material with, or furnish that material to, the Securities and Exchange Commission.

Item 2.  Properties

Our principal administrative functions, sales and marketing, product development, technology center and training facilities are located in a 78,320 square foot building in Valencia, California. The lease for this property, which was originally to expire on December 31, 2002, has been extended until December 31, 2007, and is subject to an optional five-year extension.

We also lease sales and service offices in Texas. The space leased for sales and service offices is generally for one or two occupants and for terms of a year or less. Sales and service offices are also located in four countries in the European Community (France, Germany, the United Kingdom and Italy), Malaysia, Japan and Hong Kong.

A significant portion of our manufacturing and United States customer support operations are located in a 67,000 square foot facility located in Grand Junction, Colorado. The construction cost of the Colorado facility has been financed through a $4.9 million industrial development bond. To secure the reimbursement agreement with Wells Fargo relating to the letter of credit collateralizing these bonds, we executed a deed of trust, security agreement and assignment of rents, an assignment of rents and leases, and a related security agreement encumbering the Grand Junction facility and certain personal property and fixtures located there. In addition, the Grand Junction facility is encumbered by a second deed of trust in favor of Mesa County Economic Development Council, Inc. ("MCEDCI"), securing $.8 million in allowances granted to us by MCEDCI pursuant to an Agreement dated October 4, 1995.

We closed our facility located in Austin, Texas. Approximately 50,000 square feet of space remains subject to a lease until December 31, 2006. Of this space, approximately 20,000 square feet has been sublet.

We believe that the facilities described above will be adequate to meet our needs for the immediate future.

Item 3.  Legal Proceedings

3D Systems, Inc. vs. Aaroflex, et al. On January 13, 1997, we filed a complaint in U.S. District Court, Central District of California, against Aarotech Laboratories, Inc., Aaroflex, Inc. and Albert C. Young. Aaroflex is the parent corporation of Aarotech. Young is the Chairman of the Board and Chief Executive Officer of both Aarotech and Aaroflex. The original complaint alleged that stereolithography equipment manufactured by Aaroflex infringes six of our patents. In August 2000, two additional patents were added to the complaint. The Company seeks damages and injunctive relief from the defendants, who have threatened to sue the Company for trade libel. To date, the defendants have not filed such a suit.

Following decisions by the District Court and the Federal Circuit Court of Appeals on jurisdictional issues, Aarotech and Mr. Young were dismissed from the suit, and an action against Aaroflex is proceeding in the District Court. Motions for summary judgment by Aaroflex on multiple counts contained in our complaint and on Aaroflex's counterclaims have been dismissed and fact discovery in the case has been completed. Our motions for summary judgment for patent infringement and validity and Aaroflex's motion for patent invalidity were heard on May 10, 2001. In February 2002, the court denied Aaroflex's invalidity motions. On April 24, 2002, the court denied our motions for summary judgment on infringement, reserving the right to revisit on its own initiative the decisions following the determination of claim construction. The court also granted in part our motion on validity. The case is scheduled for trial commencing on August 5, 2003, and the trial is scheduled to last for three weeks.

DTM vs. EOS, et al. The plastic sintering patent infringement actions against EOS began in France (Paris Court of Appeals), Germany (District Court of Munich) and Italy (Regional Court of Pinerolo) in 1996. Legal actions in France, Germany and Italy are proceeding. EOS had challenged the validity of two patents related to thermal control of the powder bed in the European Patent Office, or EPO. Both of those patents survived the opposition proceedings after the original claims were modified. One patent was successfully challenged in an appeal proceeding and in January 2002, the claims were invalidated. The other patent successfully withstood the appeal process and the infringement hearings were re-started. In October 2001, a German district court ruled the patent was not infringed, and this decision is being appealed. In November 2001, we received a decision of a French court that the French patent was valid and infringed by the EOS product sold at the time of the filing of the action and an injunction was granted against future sales of the product. EOS filed an appeal of that decision in June 2002. That action is pending. In February 2002, we received a decision from an Italian court that the invalidation trial initiated by EOS was unsuccessful and the Italian patent was held valid. The infringement action in a separate Italian court has now been recommenced and a decision is expected based on the evidence that has been submitted.

In 1997, DTM initiated an action against Hitachi Zosen Joho Systems, the EOS distributor in Japan. In May 1998, EOS initiated two invalidation trials in the Japanese Patent Office attempting to have DTM's patent invalidated on two separate bases. The Japanese Patent Office ruled in DTM's favor in both trials in July 1998, effectively ruling that DTM's patent was valid. In September 1999, the Tokyo District Court then ruled in DTM's favor and granted a preliminary injunction prohibiting further importation and selling of the infringing plastic sintering EOS machine. In connection with this preliminary injunction, DTM was required to place 20 million yen, which is approximately $200,000, on deposit with the court towards potential damages that Hitachi might claim should the injunction be reversed. Based on the Tokyo District Court's ruling, EOS then filed an appeal in the Tokyo High Court to have the rulings of the Japanese Patent Office revoked. On March 6, 2001, the Tokyo High Court ruled in EOS's favor that the rulings of the Japanese Patent Office were in error. As a result, the Tokyo High Court found that Hitachi Zosen was not infringing DTM's patent. These rulings were unsuccessfully appealed by DTM to the Tokyo Supreme Court. We amended the claims and the patent was reinstated in a corrective action in 2002 and no further challenges to the patent are pending in this matter.

Hitachi Zosen vs. 3D Systems, Inc. On November 25, 2002, 3D Systems was served with a complaint through the Japanese Consulate General from EOS' Japanese distributor, Hitachi Zosen, seeking damages in the amount of 535,293,436 yen (approximately $4.5 million), alleging lost sales during the period in which DTM Corporation had an injunction in Japan prohibiting the sale of EOS EOSint P350 laser sintering systems. Initial procedural hearings occurred in March and April 2003 in Tokyo District Court, with a third preliminary hearing scheduled for June 30, 2003.

EOS vs. DTM and 3D Systems, Inc. In December 2000, EOS filed a patent infringement suit against DTM in the U.S. District Court, Central District of California. EOS alleges that DTM has infringed and continues to infringe certain U.S. patents that 3D licenses to EOS. EOS has estimated its damages to be approximately $27 million for the period from the fourth quarter of 1997 through 2002. In April 2001, consistent with an order issued by the federal court in this matter, we were added as a plaintiff to the lawsuit. On October 17, 2001, we were substituted as a defendant in this action because DTM's corporate existence terminated when it merged into our subsidiary, 3D Systems, Inc. on August 31, 2001. In February 2002, the court granted summary adjudication on our motion that any potential liability for patent infringement terminated with the merger of DTM into 3D Systems, Inc. Concurrently, the court denied EOS's motion for a fourth amended complaint to add counts related to EOS's claim that 3D Systems, Inc. is not permitted to compete in the field of laser sintering under the terms of the 1997 Patent License Agreement between 3D Systems, Inc. and EOS. 3D Systems, Inc. filed counterclaims against EOS for the sale of polyamide powders in the United States based on two of the patents acquired in the DTM acquisition. The discovery cut off date was on January 20, 2003. A motion by 3D Systems, Inc. for a preliminary injunction was denied by the court on May 14, 2002. The court rescheduled the trial date to October 7, 2003.

3D Systems, Inc. vs. AMES. In April 2002, we filed suit for patent infringement against Advanced Manufacturing Engineering Systems of Nevada, Iowa for patent infringement related to AMES' purchase and use of EOS powders in the Company's SLS system. On June 24, 2002, upon motion by the defendants, this matter was stayed pending trial of the EOS vs. DTM and 3D Systems, Inc. matter described immediately above. We have been informed that Ames is no longer in business and is in the process of requesting a dismissal of the action.

EOS GmbH Electro Optical Systems vs. 3D Systems, Inc. On January 21, 2003, we were served with a complaint that had been filed in May of 2002 in Regional Court, Commerce Division, Frankfurt, Germany, seeking 1,000,000 Euros for the alleged breach of a non-competition agreement entered into in 1997. We answered the complaint on April 25, 2003. At a hearing on June 27, 2003, the court advised the parties that it intends to issue a decision in this matter on September 27, 2003.

Board of Regents, The University of Texas System and 3D Systems, Inc. v. EOS GmbH Electro Optical Systems. On February 25, 2003, 3D Systems, along with the Board of Regents of the University of Texas, filed suit against EOS GmbH Electro Optical Systems ("EOS") in the United States District Court, Western District of Texas seeking damages and injunctive relief arising from violation of

U.S. Patents Nos. 5,597,589 and 5,639,070, which are patents relating to laser sintering which have been licensed by the University of Texas to 3D. On March 25, 2003, EOS filed its answer to this complaint, along with counterclaims including breach of contract and antitrust violations.

Regent Pacific Management Corporation v. 3D Systems Corporation. On June 11, 2003, Regent Pacific Management Corporation filed a complaint against us for breach of contract in the Superior Court of the State of California, County of San Francisco. Regent provided management services to us from September 1999 through September 2002. Regent alleges that we breached non-solicitation provisions in our contract with it by retaining the services of two Regent contractors following the termination of the contract. Regent seeks $780,000 in liquidated damages together with reasonable attorney's fees and costs. We currently are evaluating the complaint.

SEC Inquiry. We received an inquiry from the SEC relating to our revenue recognition practices. The Audit Committee has completed its own inquiry into the matter and shared its findings with the SEC. To date, the Company has not been notified that the SEC has initiated a formal investigation.

In addition, on May 6, 2003, we received a subpoena from the U.S. Department of Justice to provide certain documents to a grand jury investigating antitrust and related issues within our industry. We have been advised that we currently are not a target of the grand jury investigation, and we are complying with the subpoena.

The Company is engaged in certain additional legal actions arising in the ordinary course of business, and, on the advice of legal counsel, the Company believes it has adequate legal defenses and that the ultimate outcome of these actions will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote by security holders during the fourth quarter of fiscal 2002.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         The following table sets forth, for the periods indicated, the range of high and low bid information per share of our common stock as quoted on the Nasdaq Stock Market's National Market. The Company's stock was traded under the symbol "TDSC" until April 15, 2003 when, due to delinquent filings, the symbol was changed to "TDSCE."

                                                                  Historic Prices
                                                             --------------------------
             Year                Period                        High            Low
     --------------------   -----------------------          -----------  -------------
             2001           First Quarter                    $   14.56    $        8.81
                            Second Quarter                       18.52             9.69
                            Third Quarter                        16.70            11.51
                            Fourth Quarter                       15.09             9.73
             2002           First Quarter                        15.90             9.16
                            Second Quarter                       15.80            10.80
                            Third Quarter                        13.55             5.75
                            Fourth Quarter                        8.51             4.98
             2003           First Quarter                        10.15             4.10
                            Second Quarter (through May 30)       6.70             4.00

As of May 30, 2003, the outstanding common stock was held of record by 435 stockholders.

Dividends

We have not paid any dividends on our common stock and currently intend to retain any future earnings for use in our business. In addition, our loan documents place limitations on our ability to pay dividends or make other distributions in respect of our common stock. Also, holders of our Series B Convertible Preferred Stock are entitled to receive, when, and if declared by our Board of Directors, but only out of funds that are legally available therefor, cash dividends at the rate of 8% of the Series B issuance price per share per annum, which may be increased to 10% under certain circumstances. No dividends may be paid on any shares of common stock or on shares of any other stock ranking junior to the Series B Convertible Preferred Stock unless all accrued and unpaid dividends have first been declared and paid in full with respect to the Series B Convertible Preferred Stock.

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

Equity Compensation Plans

The following table summarizes information about the equity securities authorized for issuance under our compensation plans as of December 31, 2002. For a description of these plans, please see Note 15, Stockholders' Equity and Stockholders' Rights Plan, in our Consolidated Financial Statements.

                                                           Number of                               Number of
                                                         securities to       Weighted-            securities
                                                           be issued          average              remaining
                                                             upon         exercise price         available for
                                                          exercise of           of                  future
                                                          outstanding       outstanding            issuance
                                                           options,          options,            under equity
                    Plan Category                          warrants,       warrants and          compensation
                                                          and rights          rights                 plans
                                                        --------------    ---------------      ---------------
                                                                       (shares in thousands)
Equity compensation plans approved by stockholders        2,302               $ 11.48                 803
Equity compensation plans not approved by stockholders      316                  9.57                 389

                                                        --------------                         ---------------
   Total                                                  2,618                 11.25               1,192
                                                        ==============                         ===============

Recent Sales of Unregistered Securities

On May 5, 2003, we sold 2,634,016 shares of our Series B Convertible Preferred Stock for aggregate consideration of $15.8 million. The preferred stock accrues dividends at 8% per share and is convertible at any time into approximately 2,634,016 shares of common stock. The stock is redeemable at the Company's option at any time after the third anniversary date. The Company must redeem any shares of preferred stock outstanding on the tenth anniversary date. The redemption price is $6.00 per share plus accrued and unpaid dividends. We did not employ any form of general solicitation or general advertising in connection with the offer and sale of these securities. In addition, the purchasers of the securities are "accredited investors" for purposes of Rule 501 of the Securities Act. For these reasons, among others, the offer and sale of these securities were exempt from registration pursuant to Rule 506 of Regulation D of the Securities Act.

Item 6.  Selected Financial Data

The following summary of selected financial data for the periods set forth below has been derived from our audited financial statements. You should read the information as of December 31, 2002 and 2001, and for the fiscal years ended December 31, 2002, 2001 and 2000 in conjunction with Management's Discussion and Analysis of Results of Operations and Financial Condition and with our consolidated financial statements appearing elsewhere in this Form 10-K. The selected financial data as of and for the years ended December 31, 2001 and 2000, has been restated. For additional information regarding the restatement, please refer to Note 24 to the Consolidated Financial Statements included in
Item 8.

Unless otherwise expressly stated, all financial information in this Report is presented inclusive of the changes made to the financial statements for the years ended December 31, 2001 and 2000. The reconciliation of previously reported amounts to the amounts currently being reported is presented in the accompanying Notes to Consolidated Financial Statements appearing in Item 8,
Note 24 to our Consolidated Financial Statements.

                                                                              Years Ended December 31,
                                                  ---------------------------------------------------------------------------------
                                                                        2001            2000
                                                       2002         (as restated)   (as restated)       1999              1998
                                                  --------------   --------------   -------------   --------------   --------------
                                                                      (in thousands, except per share amounts)
Statements of Operations Data:
Sales:
     Products(1)                                  $       81,039   $       84,558   $      79,857   $       66,806   $       65,434
     Services(2)                                          34,922           34,182          29,429           30,143           32,683
                                                  --------------   --------------   -------------   --------------   --------------
       Total sales                                       115,961          118,740         109,286           96,949           98,117
                                                  --------------   --------------   -------------   --------------   --------------
Cost of sales:
     Products(1)                                          43,398           42,278          34,969           35,938           33,477
     Services(2)                                          25,942           24,961          21,729           20,975           22,062
                                                  --------------   --------------   -------------   --------------   --------------
       Total cost of sales                                69,340           67,239          56,698           56,913           55,539
                                                  --------------   --------------   -------------   --------------   --------------
Gross profit                                              46,621           51,501          52,588           40,036           42,578
Operating expenses:
     Selling, general and administrative                  48,331           42,807          32,710           35,273           30,448
     Research and development                             15,366           11,010           7,814            8,931            9,425
     Severance and other restructuring costs               4,354              ---             ---            3,384              ---
                                                  --------------   --------------   -------------   --------------   --------------
       Total operating expenses                           68,051           53,817          40,524           47,588           39,873
                                                  --------------   --------------   -------------   --------------   --------------
(Loss) income from operations                            (21,430)          (2,316)         12,064           (7,552)           2,705
Interest and other (expense) income, net                  (2,991)          (1,033)            115               11              482
Gain on arbitration settlement                            18,464              ---             ---              ---              ---
                                                  --------------   --------------   -------------   --------------   --------------
(Loss) income before income taxes                         (5,957)          (3,349)         12,179           (7,541)           3,187
Provision for (benefit from) income taxes                  8,909             (992)          4,309           (2,240)           1,055
                                                  --------------   --------------   -------------   --------------   --------------
Net (loss) income                                 $      (14,866)  $       (2,357)  $       7,870   $       (5,301)  $        2,132
                                                  ==============   ==============   =============   ==============   ==============
Shares used to calculate basic net (loss)
   income per share                                       12,837           12,579          11,851           11,376           11,348
Basic net (loss) income per share                 $        (1.16)  $         (.19)  $         .66   $         (.47)  $          .19
                                                  ==============   ==============   =============   ==============   ==============
Shares used to calculate diluted net (loss)
   income per share                                       12,837           12,579          12,889           11,376           11,594
Diluted net (loss) income  per share              $        (1.16)  $         (.19)  $         .61   $         (.47)  $          .18
                                                  ==============   ==============   =============   ==============   ==============

                                                                                    At December 31,
                                                     ------------------------------------------------------------------------------
                                                                          2001            2000
                                                          2002        (as restated)   (as restated)       1999            1998
                                                     --------------  --------------  --------------  --------------  --------------
Balance Sheet Data:
         Working (deficit) capital                   $       (8,608) $       16,008  $       44,275  $       31,219  $       38,305
         Total assets                                       132,233         164,942         109,623          90,658          95,103
         Current portion of long-term debt                   10,500           3,135             120             110             100
         Long-term liabilities, excluding current
            portion                                          17,487          33,179           7,585           9,168           6,090
         Stockholders' equity                                59,866          78,429          71,522          59,608          66,557

__________________________________
(1) Includes systems and related equipment, material, software and other component parts as well as rentals of equipment.
(2) Includes maintenance services provided by our technology centers and training services.

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition

The Consolidated Financial Statements as of and for the years ended December 31, 2001 and 2000 included in this Form 10-K have been restated. For additional information regarding the restatement, please refer to Item 14 Controls and Procedures and Note 24 to the Consolidated Financial Statements included in Item
8. All applicable financial information presented in this Item 7 has been restated to take into account the effects of the restatements described in Note 24 to the Consolidated Financial Statements.

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

The forward-looking information set forth in this Annual Report on Form 10-K, or this Report, is as of June 30, 2003, and we undertake no duty to update this information. More information about potential factors that could affect our business and financial results is included in the section entitled "Cautionary Statements and Risk Factors" of this Report.

Restatement

Deloitte and Touche LLP, which we refer to in this Report as Deloitte, the Company's independent auditor, in connection with its audit of our consolidated financial statements for fiscal year 2002, identified 12 equipment sales transactions for which revenue had been recognized in the fourth quarter of 2002, which Deloitte believed should have been recognized in other periods. Deloitte brought these issues to the attention of management. Management immediately notified the Audit Committee of the Board of Directors.

In response, the Audit Committee, which is comprised entirely of independent directors, immediately commenced an investigation into our equipment revenue recognition policies generally, and specifically with regard to the 12 equipment sales transactions identified by Deloitte, and other related or similar transactions. To assist it in this investigation, the Audit Committee retained Morgan Lewis & Bockius, LLP, which we refer to in this report as Morgan Lewis, as independent counsel, and Morgan Lewis retained the accounting firm of BDO Seidman, LLP, which we refer to in this Report as BDO, to provide forensic accounting services in support of its work. The investigation included a review of significant equipment sales transactions of the Company during the period from October 1, 2001 through December 31, 2002, to assess the revenue recognition policies applied to these transactions, whether these equipment sales transactions were departures from our stated revenue recognition policy and accounting principles generally accepted in the United States of America and the reasons for any departures.

As a result of the investigation by the Audit Committee, we have restated our previously issued financial statements for the years ended December 31, 2001 and 2000. The restatement arose from the adjustments of certain income statement items which principally relate to the treatment and timing of revenue recognition of a small percentage of total equipment sales transactions. The effect of the adjustments for the year ended December 31, 2001 is to decrease the Company's previously reported fiscal 2001 consolidated revenues from $121.2 million to $118.7 million, increase net loss from $1.3 million to $2.4 million and increase diluted loss per share from $0.11 to $0.19. For the year ended December 31, 2000, the effect of these adjustments is to decrease the Company's previously reported fiscal 2000 consolidated revenues from $109.7 million to $109.3 million, decrease net income from $8.1 million to $7.9 million and decrease diluted income per share from $0.63 to $0.61. At the direction of the Audit Committee, the Company is implementing changes to its financial organization and enhancing its internal controls in response to issues identified in the investigation and otherwise raised by the restatement. These changes are more fully discussed in Item 14 of this Report.

Unless otherwise expressly stated, all financial information in this Report is presented inclusive of these income statement changes and other adjustments. The reconciliation of previously reported amounts to the amounts currently being reported is presented in Note 24 of the accompanying Notes to Consolidated Financial Statements in this Report.

Overview

We develop, manufacture and market worldwide solid imaging systems designed to reduce the time it takes to produce three-dimensional objects. Our products produce physical objects from the digital output of solid or surface data from computer aided design and manufacturing, which we refer to as CAD/CAM, and related computer systems, and include SLA(R) and SLS(R) systems and ThermoJet(R) solid object printers.

SLA systems use our proprietary stereolithography technology, which we refer to as SL, an additive solid imaging process which uses a laser beam to expose and solidify successive layers of photosensitive resin until the desired object is formed to precise specifications in epoxy or acrylic resin. SLS systems utilize a proprietary process called selective laser sintering, which we refer to as the SLS process, which uses laser energy to sinter powdered material to create solid objects from powdered materials. LS and SL-produced parts can be used for concept models, engineering prototypes, patterns and masters for molds, consumable tooling, and short-run manufacturing of final product, among other applications. ThermoJet solid object printers employ hot melt ink jet technology to build models in successive layers using our proprietary thermoplastic material. These printers, about the size of an office copier, are network-ready and are designed for operation in engineering and design office environments. The ThermoJet printer output can be used as patterns and molds, and when combined with other secondary processes such as investment casting, can produce parts with representative end-use properties.

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

For the year ended December 31, 2002, the continued general economic slowdown in capital equipment spending worldwide impacted both revenues and earnings. In 2002, SLA system unit sales were down 26.8% and SLS system unit sales were down 41.3% from 2001 (comparing the combined results of 3D Systems and DTM Corporation for both periods). This had a significant impact on both revenue and overall gross margin and we expect this to continue in 2003.

We recognize the importance of recurring revenue to moderate the impact that fluctuations in capital spending has on our high end equipment revenue. The following table reflects recurring revenues (service and material sales) and non-recurring revenues (system sales and related equipment) and those revenues as a percentage of total revenues for the periods indicated below:

                                          Years Ended December 31,
                                ---------------------------------------------
                                    2002             2001            2000
                                ------------     ------------    ------------

  Recurring sales               $     66,541     $     64,815    $     54,696
  Non-recurring sales                 49,420           53,925          54,590
                                ------------     ------------    ------------

  Total sales                   $    115,961     $    118,740    $    109,286
                                ============     ============    ============

  Recurring sales                       57.4%            54.6%           50.0%
  Non-recurring sales                   42.6%            45.4%           50.0%
                                ------------     ------------    ------------

  Total sales                          100.0%           100.0%          100.0%
                                ============     ============    ============

The market for our capital equipment has been impacted by overall economic conditions since the second quarter of 2001. Consequently, we reduced our cost structure by implementing an approximate 10%, or 63 employees, reduction in workforce worldwide in April of 2002. After reviewing our results for the second quarter of 2002 and the long-term prospects for the worldwide economy, we took additional measures to realign our projected expenses with anticipated revenue levels. During the third quarter of 2002, we closed our existing facilities in Austin, Texas and Farmington Hills, Michigan and reduced our workforce by an additional 20% or 109 employees. As a result of these activities, we recorded charges of $1.6 million and $2.7 million in the quarters ending June 28, 2002 and September 27, 2002, respectively.

Sales into the Advanced Digital Manufacturing ("ADM") market continue to increase including sales related to aerospace, motorsports, jewelry, and hearing aids. Our ADM revenue was $37.2 million or 32.2% of our overall revenue in 2002, and we believe that the market demand for new ADM applications continues to grow. During 2002, we placed 7 systems into aerospace applications, a total of 11 systems into motorsports, and 22 systems into jewelry related applications as well as several other ADM applications.

During 2002, we announced that we are developing four new materials for use in our SLS systems and the release of another series of resins for our SLA systems. New materials such as aluminum, hard steel, flame retardant nylon (for commercial aerospace applications) and a resin that mimics nylon material, are focused on meeting the opportunities available in ADM and will significantly expand the range of applications for which we can provide solid imaging solutions.

On March 19, 2002, we reached a settlement agreement with Vantico relating to the termination of the Distribution and Research and Development Agreement which required Vantico to pay us $22 million through payment of cash or delivery of
1.55 million shares of 3D Systems common stock. On April 22, 2002, Vantico delivered the 1.55 million shares of our common stock to us. Under our distribution contract with Vantico, we were the exclusive worldwide distributor of Vantico photosensitive liquid resins for stereolithography. Our material revenue, excluding DTM related revenues, declined to $17.0 million for the year ended December 31, 2002 from $25.5 million for the year ended December 31, 2001, as a result of the termination of the distribution agreement and prices have fallen significantly as a result of increased competition. On September 20, 2001, we acquired RPC, an independent supplier of stereolithography resins which has enabled us to solicit customers to transition from Vantico material to RPC material. We believe that many customers have converted to our RPC resins and that we supply approximately 50% of the worldwide market for SL resins used in our SLA systems. We continue to focus on our resin conversion program and our overall materials business. We are moving forward with our retail materials strategy with our Accura(TM) SL materials which we launched on April 23, 2002.

On July 9, 2002, the United States Department of Justice approved Sony Corporation as the licensee for certain of our technology, as provided for by the Final Judgment issued on April 17, 2002, by the United States District Court for the District of Columbia, relating to our acquisition of DTM Corporation. Under the terms of the license agreement, we have granted a license to Sony for certain of our North American patents and software copyrights for use only in the field of stereolithography within North America (consisting of the United States, Canada and Mexico) together with a list of our North American stereolithography customers, in exchange for a license fee of $900,000, which we received and recorded into revenue in August 2002. In addition, we recorded $450,000 in cost of sales associated with the license fee. This license applies only to those North American patents which we owned or licensed as of April 17, 2002, as well as any applied-for patents as of April 17, 2002, that cover technology marketed prior to April 17, 2002 for use in the field of stereolithography. The license does not apply to technology that we may develop in the future. The license is perpetual, assignable, transferable and non-exclusive, but there is no right to sublicense except as necessary to establish distribution and to outsource manufacturing.

On August 24, 2001, we completed our acquisition of DTM in which we purchased all of the outstanding shares of common stock of DTM for approximately $45 million in cash. DTM's operations have been fully integrated into our existing business allowing us to realize synergies and cost savings. The acquisition allows us to offer our customers an expanded product line and increases our capabilities in the areas of advanced digital manufacturing and rapid tooling, which we have identified as areas of significant opportunity for us for 2002 and beyond.

In February 2001, we acquired the stock and intellectual property of OptoForm SARL ("Optoform"). The OptoForm technology is capable of producing products with metal and ceramic properties. The aggregate purchase price was $2.6 million, of which $1.4 million was settled in cash at the time of closing and $1.2 million was paid in February 2002. The acquisition of OptoForm has allowed us to continue to expand our product offerings and increase our capabilities in the areas of advanced digital manufacturing and rapid tooling.

In September 2001, we acquired the stock of RPC Ltd., a manufacturer of sterolithography material. The aggregate purchase price was $5.5 million. (See note 10 of the Notes to Consolidated Financial Statements)

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make critical accounting estimates that directly impact our consolidated financial statements and related disclosures. Critical accounting estimates are estimates that meet two criteria: (1) the estimates require that we make assumptions about matters that are highly uncertain at the time the estimates are made; (2) there exist different estimates that could reasonably be used in the current period, or changes in the estimates used are reasonably likely to occur from period to period, both of which would have a material impact on the presentation of the financial condition or our results of our operations. On an on-going basis, we evaluate our estimates, including those related to the allowance for doubtful accounts, income taxes, inventory, goodwill and intangible assets, contingencies and revenue recognition. We base our estimates and assumptions on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The following represent what management believes are the critical accounting policies most affected by significant management estimates and judgments. Management has discussed these critical accounting policies, the basis for their underlying assumptions and estimates and the nature of our related disclosures herein with the Audit Committee of the Board of Directors.

Allowance for doubtful accounts. Our estimate for the allowance for doubtful accounts related to trade receivables is based on two methods. The amounts calculated from each of these methods are combined to determine the total amount reserved. First, we evaluate specific accounts where we have information that the customer may have an inability to meet its financial obligations (for example, bankruptcy). In these cases, we use our judgment, based on the best available facts and circumstances, and record a specific reserve for that customer against amounts due to reduce the receivable to the amount that is expected to be collected. These specific reserves are reevaluated and adjusted as additional information is received that impacts the amount reserved. Second, a reserve is established for all customers based on a range of percentages applied to aging categories. These percentages are based on historical collection and write-off experience. If circumstances change (for example, we experience higher than expected defaults or an unexpected material adverse change in a major customer's ability to meet its financial obligation to us), our estimates of the recoverability of amounts due to us could be reduced.

We believe that our allowance for doubtful accounts is a critical accounting estimate because it is susceptible to change and dependent upon events that are remote in time and may or may not occur, and because the impact recognizing additional allowance for doubtful accounts may be material to the assets reported on our balance sheet.

Income taxes. At December 31, 2002, the unadjusted net book value of our deferred tax assets totaled approximately $18.7 million, which was principally comprised of net operating loss carryforwards of $14.2 million and for credits of $6.1 million. The provisions of SFAS No. 109 "Accounting for Income Taxes", require a valuation allowance when, based upon currently available information and other factors, it is more likely than not that all or a portion of the deferred tax asset will not be realized. SFAS No. 109 provides that an important factor in determining whether a deferred tax asset will be realized is whether there has been sufficient income in recent years and whether sufficient income is expected in future years in order to utilize the deferred tax asset. Forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence, such as cumulative losses in recent years. The existence of cumulative losses in recent years is an item of negative evidence that is particularly difficult to overcome. During our 2002 fourth quarter-end, we recorded a valuation allowance of approximately $12.9 million against our net deferred tax assets. We intend to maintain a valuation allowance until sufficient evidence exists to support its reversal. Also, until an appropriate level of profitability is reached, we do not expect to recognize any domestic tax benefits in future periods.

We believe that our determination to record a valuation allowance to reduce our deferred tax assets is a critical accounting estimate because it is based on an estimate of future taxable income in the United States, which is susceptible to change and dependent upon events that are remote in time and may or may not occur, and because the impact of recording a valuation allowance may be material to the assets reported on our balance sheet. The determination of our income tax provision is complex due to operations in numerous tax jurisdictions outside the United States, which are subject to certain risks, which ordinarily would not be expected in the United States. Tax regimes in certain jurisdictions are subject to significant changes, which may be applied on a retroactive basis. If this were to occur, our tax expense could be materially different than the amounts reported. Furthermore, as explained in the preceding paragraph, in determining the valuation allowance related to deferred tax assets, the Company adopts the liability method as required by SFAS No. 109, "Accounting for Income Taxes". This method requires that we establish valuation allowance if, based on the weight of available evidence, in the Company's judgment it is more likely than not that the deferred tax assets may not be realized.

Inventory. Inventories are stated at the lower of cost or market, cost being determined on the first-in, first-out method. Reserves for slow moving and obsolete inventories are provided based on historical experience and current product demand. Our reserve for slow moving and obsolete inventory was $1.9 million and $1.6 million at December 31, 2002 and 2001, respectively. We evaluate the adequacy of these reserves quarterly. Our determination relating to the allowance for inventory obsolescence is subject to change because it is based on management's current estimates of required reserves and potential adjustments. We believe that the allowance for inventory obsolescence is a critical accounting estimate because it is susceptible to change and dependent upon events that are remote in time and may or may not occur, and because the impact of recognizing additional obsolescence reserves may be material to the assets reported on our balance sheet and results of operations.

Goodwill and intangible assets. The Company has applied Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" in its allocation of the purchase price of DTM Corporation (DTM) and RPC Ltd. (RPC). The annual impairment testing required by SFAS No. 142, "Goodwill and Other Intangible Assets" requires the Company to use its judgment and could require the Company to write-down the carrying value of its goodwill and other intangible assets in future periods. SFAS No. 142 requires companies to allocate their goodwill to identifiable reporting units, which are then tested for impairment using a two-step process detailed in the statement. The first step requires comparing the fair value of each reporting unit with its carrying amount, including goodwill. If that fair value exceeds the carrying amount, the second step of the process is not necessary and there are no impairment issues. If that fair value does not exceed that carrying amount, companies must perform the second step that requires an allocation of the fair value of the reporting unit to all assets and liabilities of that unit as if the reporting unit had been acquired in a purchase business combination and the fair value of the reporting unit was the purchase price. The goodwill resulting from that purchase price allocation is then compared to its carrying amount with any excess recorded as an impairment charge.

Upon implementation of SFAS No. 142 in January 2002 and again in the fourth quarter of 2002, the Company concluded that the fair value of the Company's reporting units exceeded their carrying value and accordingly, as of that date, there were no goodwill impairment issues. The Company is required to perform a valuation of its reporting unit annually, or upon significant changes in the Company's business environment.

We believe that our determination not to recognize an impairment of goodwill is a critical accounting estimate because it is susceptible to change, dependent upon estimates of the fair value of our reporting units, and because the impact of recognizing an impairment may be material to the assets reported on our balance sheet and our results of operations.

Contingencies. We account for contingencies in accordance with SFAS No. 5, "Accounting for Contingencies". SFAS No. 5 requires that we record an estimated loss from a loss contingency when information available prior to issuance of our financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated (see Note 20 of the Notes to the Consolidated Financial Statements).

Accounting for contingencies such as legal and income tax matters requires us to use our judgment. At this time our contingencies are not estimable and have not been recorded, however, management believes the ultimate outcome of these actions will not have a material effect on our consolidated financial position, results of operations or cash flows.

Revenue Recognition. Revenues from the sale of systems and related products are recognized upon shipment, provided that both title and risk of loss have passed to the customer and collection is reasonably assured. Some sales transactions are bundled and include equipment, software license, warranty, training and installation. The Company allocates and records revenue in these transactions based on vendor specific objective evidence that has been accumulated through historic operations. The process of allocating the revenue involves some management judgments. Revenues from services are recognized at the time of performance. We provide end users with maintenance under a warranty agreement for up to one year and defer a portion of the revenues at the time of sale based on the objective evidence for the fair value of these services. After the initial warranty period, we offer these customers optional maintenance contracts; revenue related to these contracts is deferred and recognized ratably over the period of the contract. Our warranty costs were $4.6 million, $4.2 million and $3.8 million, for the years ended December 31, 2002, 2001 and 2000, respectively. The Company's systems are sold with software products that are integral to the operation of the systems. These software products are not sold separately.

Certain of the Company's sales are made through a sales agent to customers where substantial uncertainty exists with respect to collection of the sales price. The substantial uncertainty is generally a result of the absence of a history of doing business with the customer and with respect to the uncertain political environment in the country in which the customer does business. For these sales, the Company records revenues based on the cost recovery method, which requires that the sales proceeds received are first applied to the carrying amount of the asset sold until the carrying amount has been recovered, thereafter, all proceeds are credited to sales.

Recent Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 replaces Emerging Issues Task Force (EITF) Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 will not have a material impact on our results of operations or financial condition.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure," which amended SFAS No. 123, "Accounting for Stock-Based Compensation." The new standard provides alternative methods of transition for a voluntary change to the fair market value based method for accounting for stock-based employee compensation. Additionally, the statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. In compliance with SFAS No. 148, we have elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation plan as defined by Accounting Principles Board ("APB") Opinion No. 25 and has made the applicable disclosures in Note 15 of the Notes to the Consolidated Financial Statements.

In May 2003, the FASB issued SFAS No. 150 (SFAS No. 150), "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards on the classification and measurement of financial instruments with characteristics of both liabilities and equity. SFAS No. 150 will become effective for financial instruments entered into or modified after May 31, 2003. We are in the process of assessing the effect of SFAS No. 150 and does not expect the implementation of the pronouncement to have a material effect on its financial condition or results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation it has undertaken in issuing the guarantee. We will apply FIN 45 to guarantees, if any, issued after December 31, 2002. We have not yet evaluated the financial statement impact of the adoption of FIN 45. FIN 45 also requires guarantors to disclose certain information for guarantees, including product warranties, outstanding at December 31, 2002.

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." FIN 46 requires an investor with a majority of the variable interests in a variable interest entity to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A variable interest entity is an entity in which the equity investors do not have a controlling financial interest or the equity investment at risk is insufficient to finance the entity's activities without receiving additional subordinated financial support from other parties. We do not expect to identify any variable interest entities that must be consolidated.

Results of Operations

The following table sets forth the percentage relationship of certain items from our Statements of Operations to total sales:

                                                                        Percentage of Total Sales
                                                                         Years Ended December 31,
                                                           -----------------------------------------------------
                                                                2002               2001              2000
                                                           ----------------   ----------------  ----------------
Sales:
          Products                                                    69.9%              71.2%             73.1%
          Services                                                    30.1%              28.8%             26.9%
                                                           ----------------   ----------------  ----------------
                    Total sales                                      100.0%             100.0%            100.0%
                                                           ----------------   ----------------  ----------------
Cost of sales:
          Products                                                    37.4%              35.6%             32.0%
          Services                                                    22.4%              21.0%             19.9%
                                                           ----------------   ----------------  ----------------
                    Total cost of sales                               59.8%              56.6%             51.9%
                                                           ----------------   ----------------  ----------------
Gross profit                                                          40.2%              43.4%             48.2%
Selling, general and administrative expenses                          41.7%              36.1%             29.9%
Research and development expenses                                     13.3%               9.3%              7.2%
Severance and other restructuring costs                                3.8%               ---               ---
                                                           ----------------   ----------------  ----------------
(Loss) income from operations                                        (18.6)%             (2.0)%            11.1%
Interest and other (expense) income, net                              (2.6)%             (0.9)%             0.1%
Gain on arbitration settlement                                        15.9%               ---               ---
Provision for (benefit from) income taxes                              7.7%              (0.8)%             3.9%
                                                           ----------------   ----------------  ----------------
Net (loss) income                                                    (12.9)%             (2.1)%             7.2%
                                                           ================   ================  ================

The following table sets forth, for the periods indicated, total sales attributable to each of the Company's major products and services groups, and those sales as a percentage of total sales:

                                                            Years Ended December 31,
                                              -----------------------------------------------------
                                                    2002              2001              2000
                                              ----------------- ----------------- -----------------
                                                     (in thousands, except for percentages)
Products:
SLA systems and related equipment             $         29,186  $         35,223  $         44,803
SLS systems and related equipment                       13,362             8,651                --
Solid object printers                                    1,931             5,261             6,520
Materials                                               31,619            30,633            25,267
Other                                                    4,941             4,790             3,267
                                              ----------------- ----------------- -----------------
          Total products                                81,039            84,558            79,857
                                              ----------------- ----------------- -----------------
Services:

Maintenance                                             33,038            32,239            26,079
Other                                                    1,884             1,943             3,350
                                              ----------------- ----------------- -----------------
          Total services                                34,922            34,182            29,429
                                              ----------------- ----------------- -----------------
Total sales                                   $        115,961  $        118,740  $        109,286
                                              ================= ================= =================
Products:
SLA systems and related equipment                         25.2%             29.7%             41.0%
SLS systems and related equipment                         11.5%              7.3%               --%
Solid object printers                                      1.7%              4.4%              6.0%
Material                                                  27.3%             25.8%             23.1%
Other                                                      4.2%              4.0%              3.0%
                                              ----------------- ----------------- -----------------
          Total products                                  70.0%             71.2%             73.1%
                                              ----------------- ----------------- -----------------
Services:
Maintenance                                               28.5%             27.2%             23.9%
Other                                                      1.6%              1.6%              3.0%
                                              ----------------- ----------------- -----------------
          Total services                                  30.1%             28.8%             26.9%
                                              ----------------- ----------------- -----------------
Total sales                                              100.0%            100.0%            100.0%
                                              ================= ================= =================

2002 Compared to 2001

Sales. Sales in 2002 were $116.0 million, a decrease of 2.3% from the $118.7 million recorded in 2001. Sales for 2001 reflect the consolidated results of DTM as of August 17, 2001. The SLS product line of machines and materials resulting from the DTM acquisition contributed $27.9 million and $13.8 million in revenue in 2002 and 2001, respectively.

Product sales of $81.0 million were recorded in 2002, a decrease of 4.2% compared to $84.6 million for 2001. Without the inclusion of the SLS product line (which includes materials from the SLS product line), product sales of $53.1 million would have been recorded for 2002, compared to $70.8 million for 2001. This decrease in product sales is due primarily to the decrease in our sales of ThermoJet solid object printers and related equipment of $3.3 million or 63.3%, a decrease in sales of our SLA systems and related equipment of $6.0 million or 17.1% and a decrease in materials revenue of $8.5 million or 33.4%.

In 2002, we sold a total of 139 SLA systems compared to 2001 in which we sold a total of 190 SLA systems. In addition, we sold 44 SLS systems in 2002, compared to 39 SLS systems in 2001. SLS unit sales from 2001 reflect the consolidated results of DTM as of August 17, 2001. The reduction in the number of units sold is a result of the economic slowdown worldwide during most of 2002.

Without the inclusion of $14.6 million and $5.1 million in materials revenue from the SLS product line in 2002 and 2001, respectively, materials revenue of $17.0 million were recorded in 2002, a 33.4% decrease from the $25.5 million recorded in 2001. The decrease in materials revenue primarily relates to lower resin volumes as we continue to solicit customers to transition from Vantico material to our manufactured material. We have recovered in excess of 70% of the market share lost from the termination of our sales agreement with Vantico through December 31, 2002.

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

Service sales in 2002 totaled $34.9 million, an increase of 2.2% from $34.2 million in 2001. The increase primarily reflects an increase in maintenance contract revenue, coupled with the consolidation of service revenue from the DTM acquisition. The increase in maintenance contract revenue reflects a continued emphasis of providing a multitude of maintenance contract options to our customers and enhanced selling efforts in this area, coupled with an increase in the installed base of machines.

Sales for our U.S. operating segment for 2002 and 2001 were $57.4 million and $61.0 million, respectively, a decrease of 6.1%. Sales for our European operating segment were $44.5 million, a slight increase from the $44.3 million recorded in 2001. Sales for our Asia/Pacific operating segment for 2002 were $14.1 million, an increase of 5.2% from the $13.4 million recorded in 2001 primarily due to an increase in service revenues. As noted above, the economic slowdown worldwide has impacted our overall sales for 2002. This was partially offset by the addition of DTM revenue for four months in 2001 and twelve months in 2002.

Cost of sales. Cost of sales increased to $69.3 million or 59.8% of sales in 2002 from $67.2 million or 56.6% of sales in 2001. Without the inclusion of the SLS product line, cost of sales were $55.7 million or 63.3% of sales in 2002 and $59.8 million or 56.9% in 2001.

Product cost of sales as a percentage of product sales increased to 53.6% in 2002 from 50.0% in 2001. Without the inclusion of the SLS product line, product cost of sales as a percentage of product sales was 56.0% in 2002 and 49.2% in 2001. The increase as a percent of product sales in 2002 compared to 2001 is due primarily to a shift in the sales mix from higher-end SLA systems to our smaller systems, which have lower margins. The lower end systems appeal to a broader base of customers and we anticipate that the lost margin will be recovered over time by the increased sales volume.

Service cost of sales as a percentage of service sales increased to 74.3% in fiscal year 2002 from 73.0% in 2001. The increase is due to an increase in fixed costs of the Company's Education Centers, centers at which we train customers to use our products, and Technology Centers, attributable to the addition of the SLS product line.

Selling, general and administrative expenses. Selling, general and administrative expenses ("SG&A") totaled $48.3 million in 2002 and $42.8 million for 2001. The increase primarily reflects additional expenses related to bad debt expense, directors and officers insurance, group medical benefits and professional fees. In addition, SG&A expenses for DTM are included for the full year in 2002 and four months in 2001 (from the acquisition date). These expenses are partially offset by head count related cost savings net of employee severance.

Research and development expenses. Research and development expenses in 2002 increased to $15.4 million or 13.3% of revenue compared to $11.0 million or 9.3% of revenue in 2001. The increase in research and development expenses is primarily due to development costs related to the InVision Si2 3-D printer and the decision to maintain our facility in Austin, Texas acquired from DTM. Also included in 2002 was approximately $1.5 million of amortization related to technology acquired in the DTM acquisition. Due to our recent decrease in our workforce, including closing the facility in Austin, we anticipate future research and development expenses to be more in line with historical levels related to revenues.

(Loss) income from operations. Operating loss for 2002 was $21.4 million compared to $2.3 million in 2001 due to lower gross profits and higher operating expenses in 2002.

Gain on arbitration settlement. Gain on arbitration settlement reflects an $18.5 million gain associated with the Vantico arbitration which was recorded in the first quarter of 2002 (see Note 21 to financial statements).

Interest and other (expense) income, net. Interest and other expense, net for 2002 was $3.0 million compared to interest and other expense, net of $1.0 million in 2001. The increased expense in 2002 reflects a higher average debt balance and our higher average cost of capital during 2002.

Provision for (benefit from) income taxes. For 2002, our tax provision was $8.9 million or (149.6)% of the pre-tax loss, compared to a tax benefit of $1.0 million or 29.6% of the pre-tax loss in 2001. The 2002 tax provision included an increase of the valuation allowance of deferred tax assets in the amount of $12.9 million or (217.5)% of the pre-tax loss. As of December 31, 2002, the Company has a net deferred tax asset, before the valuation allowance adjustment, in the total amount of $18.7 million. See Note 18 of the Notes to Consolidated Financial Statements.

2001 Compared to 2000

Sales. Sales in 2001 were $118.7 million, an increase of 8.6% from the $109.3 million recorded in 2000. Sales for 2001 reflect the consolidated results of DTM as of August 17, 2001. The SLS product line of machines and materials contributed $13.8 million in revenue in 2001.

Product sales of $84.6 million were recorded in 2001, an increase of 5.9% compared to $79.9 million for 2000. The increase in product revenue is primarily due to the consolidation of the results of DTM, with sales from the SLS product line of $13.8 million. Without the consolidation of DTM, product sales of $70.8 million would have been recorded for 2001, compared to $79.9 million for 2000. This decrease in product sales is due primarily to the decrease in sales of SLA systems and related equipment of $9.6 million or 21.4%.

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

Excluding the consolidation of $5.1 million in materials revenue from DTM, materials revenue of $25.5 million were recorded in 2001, a slight decrease from the $25.5 million recorded in 2000. The decrease in material revenue primarily reflects the sale of fewer large frame SLA units. We believe that the termination of our agreements with Vantico, coupled with our acquisition of RPC, may have also impacted materials revenue.

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

Cost of sales. Cost of sales increased to $67.2 million or 56.6% of sales in 2001 from $56.7 million or 51.9% of sales in 2000. Excluding the results of DTM, cost of sales were $59.9 million or 50.5% of sales in 2001.

Product cost of sales as a percentage of product sales increased to 50.0% in 2001 from 43.8% in 2000. Without the consolidation of DTM, product cost of sales as a percentage of product sales was 48.5% in 2001. The increase as a percent of product sales in 2001 compared to 2000 is due primarily to a shift in the sales mix from higher-end SLA systems to our smaller systems.

Service cost of sales as a percentage of service sales decreased to 73.0% in fiscal year 2001 from 73.8% in 2000. The decrease is due to a change in the mix of service sales from time and materials and other service revenues to maintenance contract revenues in 2001.

Selling, general and administrative expenses. Selling, general and administrative expenses ("SG&A") totaled $42.8 million in 2001 and $32.7 million for 2000. The increase primarily reflects expenses from the DTM acquisition, acquisition related amortization costs, legal fees related to the Vantico arbitration, and bad debt write-offs in the fourth quarter of 2001. Additionally, the first six months of 2001 reflect an overall increase in personnel expenses and other costs as we continued to build infrastructure to support anticipated revenue growth.

Research and development expenses. Research and development expenses in 2001 increased to $11.0 million compared to $7.8 million in 2000. Excluding the results of DTM, research and development expenses were $9.3 million in 2001, or 7.8% of sales compared with $7.8 million in 2000, or 7.2% of sales. The increase in research and development expenses is primarily due to development costs related to the InVision Si2 3-D printer and the initial decision to maintain our facility in Austin, Texas. Due to our recent decrease in our workforce in 2001, we anticipate future research and development expenses to be more in line with historical levels related to revenues.

(Loss) income from operations. Operating loss for 2001 was $2.3 million compared to operating income of $12.1 million in 2000, due to reductions in gross profit and higher operating expenses in 2001 compared to 2000.

Interest and other (expense) income, net. Interest and other expense, net for 2001 was $1.0 million compared to interest and other income, net of $.1 million in 2000. The increased expense in 2001 reflects $1.0 million of interest expense and amortization of loan costs related to the new U.S. Bank term loan and revolving line of credit.

Provision for (benefit from) income taxes. For 2001, our tax provision was a benefit of $1.0 million or 29.6% of the pre-tax loss, compared to a tax charge of $4.3 million or 35.4% of the pre-tax income in 2000.

Foreign Operations

International sales, primarily from Europe, accounted for 50.6%, 48.6% and 46.2%, of total sales in 2002, 2001 and 2000, respectively. For information with respect to allocation of sales among our foreign operations, see Note 19 of Notes to Consolidated Financial Statements.

Related Parties

At December 31, 2002, the Company has remaining notes receivable totaling $59,000 from certain executive officers and employees of the Company pursuant to the 1996 Stock Incentive Plan. The original amount of the loans was $670,000, of which $40,000 was forgiven in 2000, $120,000 was canceled (and shares returned and canceled) in 1999, and $185,000, $86,000, $120,000 and $60,000 were repaid in 2002, 2001, 2000 and 1998, respectively. The loans were used to purchase shares of the Company's common stock at the fair market value on the date of purchase and upon exercise of stock options. Of the total notes receivable, $41,000 may be forgiven, in part or whole, if certain profitability targets are met. The notes bear interest at a rate of 6% per annum and mature in the years 2003 and 2004. The notes receivable are shown on the balance sheet as a reduction of stockholders' equity.

For 2001, in connection with his services as our employee, our Board of Directors granted to Mr. Gary J. Sbona, a 3D Systems employee and Chairman and Chief Executive Officer of Regent Pacific Management Corporation, options to purchase 350,000 shares of our common stock, at an exercise price of $12.43 per share. We previously granted Mr. Sbona options to purchase 350,000 shares of our common stock in 2000 and 1999 at exercise prices of $17.39 and $6.00 per share, respectively. The exercise prices of the 350,000 options granted in 2001, 2000 and 1999 exceeded the fair market value of our common stock at the dates of grant. All options generally vest over a three-year period or sooner subject to certain conditions. In 2000, 116,666 options were exercised at a per share price of $16.00.

We are currently involved in litigation with Regent Pacific, which provided management services to us from September 1999 through September 2002. The litigation involves a disagreement with regard to non-solicitation claims related to two Regent contractors subsequently employed by us. We are involved in a dispute with Regent with respect to the termination provisions in the option certificates and agreements pertaining to 166,666 non-qualified stock options issued to Mr. Sbona in 1999 and to the 350,000 options issued to Mr. Sbona in 2001.

In December 2001, we sold $10.0 million aggregate principal amount of 7% convertible subordinated debentures. Messrs. G. Walter Lowenbaum and Jim Kever purchased an aggregate of $1.0 million of the debentures. The debentures are immediately convertible at the option of the holder at a conversion price of $12.00 per share. Mr. Loewenbaum is the Chairman of our Board of Directors and Mr. Kever serves as a member on our Board of Directors.

On May 5, 2003, we sold 2,634,016 shares of our Series B Convertible Preferred Stock, at a price of $6.00 per share, for aggregate consideration of $15.8 million. The preferred stock accrues dividends at 8% per share and is convertible at any time into approximately 2,634,016 shares of common stock. The stock is redeemable at the Company's option after the third anniversary date, The Company must redeem any shares of preferred stock outstanding on the tenth anniversary date. The redemption price is $6.00 per share plus accrued and unpaid dividends. Messrs. Loewenbaum, Service and Hull, our Chairman of the Board, Chief Executive Officer and Chief Technology Officer, respectively, purchased an aggregate of $1,450,000 of the preferred shares. Additionally, Clark Partners I, L.P., a New York limited partnership, purchased $5.0 million of the preferred shares. Kevin Moore, a member of our Board of Directors, is the president of the general partner of Clark Partners I, L.P. In connection with the offering, Houlihan Lokey Howard & Zukin rendered its opinion that the terms of the offering were fair to the Company from a financial point of view. A special committee of the Board of Directors, composed entirely of disinterested independent directors, approved the offer and sale of the preferred shares and recommended the transaction to the Board of Directors. The Board also approved the transaction, with interested Board members not participating in the vote.

In June 2000, we entered into a distribution agreement for ThermoJet printers with 3D Solid Solutions, which we refer to as 3DSS, a partnership in which Mr. Loewenbaum, the Chairman of our Board of Directors, is a limited partner. As of December 31, 2002, Solid Imaging Technologies, LLC, of which Mr. Loewenbaum is the sole member, was the general partner of 3DSS. In 2002, 3DSS paid us approximately $84,000 for the purchase of products and services.

Brian Service has been retained as Chief Executive Officer. Mr. Service previously provided consulting services under an arrangement with Regent Pacific Management Corporation. From September 10, 2002 (the date of the termination of the Regent Agreement), through October 15, 2002, Mr. Service was engaged on an interim consulting basis for which he was paid $79,999. Effective October 15, 2002, Mr. Service was employed by us pursuant to an employment agreement under which he has agreed to serve as Chief Executive Officer until at least December 2003. Mr. Service is being paid $17,809 on a bi-weekly basis under this agreement, and has been awarded fully vested options, with a term of five years, to purchase 350,000 shares of our common stock at a price of $5.78 (the closing price on October 15, 2002).

On November 18, 2002, the Company entered into a consulting agreement with Brian
K. Service, Inc. ("BKSI"), a corporation in which the Company's Chief Executive Officer is a stockholder, officer, and director. Pursuant to this agreement the Company would pay to BKSI an amount up to $310,000 for an 11-month period for the provision of the services of qualified consultants to the Company. Under this agreement, the Company paid $71,000 through December 31, 2002.

From October 1999 until November 2002, G. Walter Loewenbaum II was an employee of the Company, with a salary of $180,000 per annum. He resigned from this employment in November 2002. At the regularly scheduled Board meeting on November 18, 2002, the Board unanimously voted to grant to Mr. Loewenbaum compensation of $180,000 per annum for performing the duties of Chairman of the Board of the Company.

Liquidity and Capital Resources

                                                       As of and for the Years Ended
                                                              December 31
                                          -------------------------------------------------------
                                                2002                2001             2000
                                          -----------------  ------------------  ----------------
                                                              (in thousands)
Cash and cash equivalents                 $          2,279   $           5,948   $         18,999
Working (deficit) capital                           (8,608)             16,008             44,275
Cash provided by operating activities                1,314               6,649              5,126
Cash used for investing activities                 (11,015)            (58,088)            (2,644)
Cash provided by financing activities                5,843              40,907              4,159

GOING CONCERN

The consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company incurred operating losses totaling $21.4 million and $2.3 million for the years ended December 31, 2002 and 2001, respectively, and has an accumulated deficit of $21.4 million at December 31, 2002.

These factors raise substantial doubt about the Company's ability to continue as a going concern. As of June 13, 2003, the Company had cash balances of $7.7 million, of which $1.2 million was restricted, and $0.6 million was available under a bank line of credit available to meet current obligations. Further, the Company is obligated under its existing line of credit to have a commitment letter from a substitute lender by September 30, 2003. Failure to obtain a commitment letter from an acceptable lender will cause the amount under the line of credit to become immediately due. Management has obtained a proposal from Congress Financial, a subsidiary of Wachovia, to provide a secured revolving credit facility of up to $20.0 million. The proposal is contingent on Congress Financial completing due diligence to its satisfaction and other conditions. We cannot assure you that over the next twelve months or thereafter we will generate funds from operations or that capital will be available from external sources such as debt or equity financings or other potential sources to fund future operating costs, debt service obligations and capital requirements. Our operations are not currently profitable. Our ability to continue operations is uncertain if we are not successful in obtaining outside funding. Management plans to continue raising additional capital to fund operations. The lack of additional capital resulting from the inability to generate cash flow or raise financing from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material adverse effect on its business. Further, we cannot assure you that any necessary funds, if available, will be available on attractive terms or that they will not have a significantly dilutive effect on the Company's existing shareholders.

The accompanying consolidated financial statements do not include any adjustments relating to the recoverability or classification of asset carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

Net cash provided by operating activities in 2002 of $1.3 million primarily results from the decrease in the accounts receivable balance of $11.5 million and the decrease of inventories of $7.1 million partially offset by a net loss of $14.9 million which included a non-cash gain from the Vantico settlement of $20.3 million, a non-cash charge of $12.9 million resulting from an increase in the valuation allowance for deferred income taxes and non-cash charges for depreciation and amortization of $9.9 million. Furthermore, cash provided by operations was decreased due to a decrease in accounts payable of $2.6 million and other liabilities of $1.1 million.

Net cash used for investing activities in 2002 of $11.0 million primarily relates to additions to licenses and patents of $4.7 million related to legal defense and new patent filings, additions to property and equipment of $3.2 million for machinery and equipment, the scheduled payments for the OptoForm acquisition of $1.2 million, and $2.0 million in payments for the RPC acquisition.

Net cash provided by financing activities in 2002 of $5.8 million primarily reflects $12.5 million in proceeds from the sale of stock and $44.6 million in additional borrowings partially offset by $52.5 million in debt repayment.

On August 20, 1996, we completed a $4.9 million variable rate industrial development bond financing of our Colorado facility. Interest on the bonds is payable monthly (the interest rate at December 31, 2002 was 1.31%). Principal payments are payable in semi-annual installments through August 2016. The bonds are collateralized by an irrevocable letter of credit issued by Wells Fargo Bank, N.A. that is further collateralized by a standby letter of credit issued by U.S. Bank in the amount of $1.2 million. At December 31, 2002, a total of $4.2 million was outstanding under the bond. The terms of the letter of credit require us to maintain specific levels of minimum tangible net worth and fixed charge coverage ratio. We were not in compliance with these covenants at December 31, 2002.

On March 27, 2003, Wells Fargo sent a letter to the Company stating that it was in default of the fixed charge coverage ratio and minimum tangible net worth covenants of the reimbursement agreement relating to the letter of credit. The bank provided the Company until April 26, 2003, to cure these defaults.

On May 2, 2003, Wells Fargo drew down a letter of credit in the amount $1.2 million which was held as partial security under the reimbursement agreement relating to the letter of credit underlying the bonds and placed the cash in a restricted account. The Company obtained a waiver for the defaults from the Wells Fargo Bank in a letter dated June 16, 2003, provided that the Company meet certain terms and conditions. The Company must remain in compliance with all other provisions of the reimbursement agreement for this letter of credit. In addition, on or before September 30, 2003, the Company must provide Wells Fargo with evidence of a proposal from another bank to replace this letter of credit, or should a replacement letter of credit not be obtained on or before December 31, 2003, the Company will agree to retire $1.2 million of the bonds using the restricted cash. Wells Fargo has accepted the proposal letter from Congress Financial as satisfying the requirement in the waiver agreement.

On August 17, 2001, the Company entered into a loan agreement with U.S. Bank totaling $41.5 million, in order to finance the acquisition of DTM. The financing arrangement consisted of a $26.5 million three-year revolving credit facility and a $15 million 66-month commercial term loan. At December 31, 2002, a total of $2.4 million was outstanding under the revolving credit facility and $10.4 million was outstanding under the term loan. The interest rate at December 31, 2002, for the revolving credit facility and term loan was 7.5% and 6.42%, respectively. The interest rate is computed as either: (1) the prime rate plus a margin ranging from 0.25% to 4.0%, or (2) the 90-day adjusted LIBOR plus a margin ranging from 2.0% to 5.75%. Pursuant to the terms of the agreement, U.S. Bank has received a first priority security interest in our accounts receivable, inventories, equipment and general intangible assets. The Company paid $1.2 million of loan origination fees and costs to US Bank during 2001 in connection with this loan.

On May 1, 2003 the Company entered into "Waiver Agreement Number Two" with U.S. Bank whereby U.S. Bank waived all financial covenant violations at December 31, 2002 and March 31, 2003. The events of default caused by the Company's failure to timely submit audited financial statements and failure to make the March 31, 2003 principal payment of $5.0 million were also waived. The agreement requires the Company to obtain additional equity investments of at least $9.6 million; to pay off the balance on the term loan of $9.6 million by May 5, 2003; to increase the applicable interest rate to prime plus 5.25%; and to pay a $150,000 waiver fee and all related costs of drafting the agreement. US Bank has also agreed to waive the Company's compliance with each financial covenant in the loan agreement through September 30, 2003. Provided the Company obtains a commitment letter from a qualified lending institution by September 30, 2003, to refinance all of the outstanding obligations with US Bank, the waiver will be extended to the earlier of December 31, 2003, or the expiration date of the commitment letter. Through the date of this filing the

Company has complied with all aspects of Waiver Agreement Number Two including the receipt of equity investments of $ 9.6 million and the $9.6 million principal repayment of the term loan.

On May 5, 2003, we sold 2,634,016 shares of our Series B Convertible Preferred Stock at a price of $6.00 per share for aggregate consideration of $15.8 million. The preferred stock accrues dividends at 8% per share and is convertible at any time into approximately 2,634,016 shares of common stock. The stock is redeemable at the Company's option at any time after the third anniversary date. The Company must redeem any shares of preferred stock outstanding on the tenth anniversary date. The redemption price is equal to $6.00 per share plus accrued and unpaid dividends. Net proceeds to us from these transactions were $15.3 million.

On May 7, 2002, we repurchased 125,000 shares of our common stock from Vantico. On that same date we sold 1,125,000 shares of our common stock to accredited investors in a private placement transaction. These shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act. Net proceeds to us from these transactions were $12.5 million.

We lease certain facilities under non-cancelable operating leases expiring through December 2006. The leases are generally on a net-rent basis, whereby we pay taxes, maintenance and insurance. Leases that expire are expected to be renewed or replaced by leases on other properties. Rental expense for the years ended December 31, 2002, 2001 and 2000, aggregated $2.8 million, $2.0 million and $1.9 million, respectively.

The future contractual payments are as follows:

                                                                                                            Later
Contractual Obligations                2003          2004          2005          2006          2007         Years         Total
---------------------------------- ------------- ------------- ------------- ------------- ------------- ------------- -------------
Line of credit                     $      2,450  $        ---  $        ---  $        ---  $        ---  $        ---  $      2,450

Term loan                                10,350           ---           ---           ---           ---           ---        10,350

Industrial development bond                 150           165           180           200           220         3,325         4,240

Subordinated debt                           ---           ---           ---        10,000           ---           ---        10,000

Operating leases                          2,949         2,599         1,723         1,518           738           ---         9,527
                                   ------------- ------------- ------------- ------------- ------------- ------------- -------------

Total Contractual Obligations      $     15,899  $      2,764  $      1,903  $     11,718  $        958  $      3,325  $     36,567
                                   ============= ============= ============= ============= ============= ============= =============

In addition to the foregoing contractual commitments in connection with the acquisition of RPC, the Company has guaranteed the value of an aggregate of 264,900 shares of common stock underlying warrants issued to the former RPC shareholders. If the fair market value of our common stock is less than $25.27 on September 19, 2003, then each warrant holder has the right to receive, in exchange for the warrant, an amount equal to CHF 8.25 (approximately $6.30 at June 20, 2003) multiplied by the total number of shares of common stock then underlying the warrant. The value of this commitment at the acquisition date was $1.3 million and was included in the purchase price of RPC (see Note 10 of Notes to Consolidated Financial Statements). Our aggregate potential liability at December 31, 2002 was approximately $1.6 million. Payment in cash is due within 30 days of exercise of the guaranty right by the warrant holder.

In order to preserve cash, we have been required to reduce expenditures for capital projects, research and development, and in our corporate infrastructure, any of which may have a material adverse effect on our future operations. Further reductions in our cash balances could require us to make more significant cuts in our operations, which would have a material adverse impact on our future operations. We cannot assure you that we can achieve adequate savings from these reductions over a short enough period of time in order to allow us to continue as a going concern.

In the event we are unable to generate cash flow and achieve our estimated cost savings, we will need to aggressively seek additional debt or equity financing and other strategic alternatives. However, recent operating losses, our declining cash balances, our historical stock performance, the ongoing inquiries into certain matters relating to our revenue recognition and the general economic downturn may make it difficult for us to attract equity investments or debt financing or strategic partners on terms that are deemed favorable to us. If our financial condition continues to worsen and we are unable to attract equity or debt financing or other strategic transactions, we could be forced to consider steps that would protect our assets against our creditors.

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

Risks Arising from Recent Events

Our independent auditors' report expresses doubt about our ability to continue as a going concern.

At December 31, 2002, our independent auditors' report, dated June 20, 2003, includes an explanatory paragraph relating to substantial doubt as to our ability to continue as a going concern. We have experienced significant operating losses in each quarter of fiscal 2002 and in preceding years. Our cash and short-term investment balances have continued to decline since December 31, 2002, and we expect to experience further declining balances. We have failed to meet our financial covenants under our bank agreements and our reimbursement agreement relating to our municipal bond financing. US Bank has waived our compliance with the financial covenants in our loan agreement with them through September 30, 2003 and subject to obtaining a commitment letter from a qualified lending institution by September 30, 2003 to refinance all of our outstanding obligations with US Bank, the waiver will be extended to the earlier of December 31, 2003, or the expiration date of the commitment letter. Wells Fargo has waived compliance with certain covenants, provided that we remain in compliance with all other provisions of the reimbursement agreement. The waiver extends through December 31, 2003 provided that if we do not obtain a letter of credit to replace Wells Fargo on or before December 31, 2003, we agree to retire $1.2 of the bonds through the use of restricted cash. If we are unable to obtain a commitment letter as required under the US Bank waiver, we will need to raise additional capital through debt or equity financing to pay off the bank loan or we will be in default.

We are primarily reliant on cash generated from operations to meet our cash requirements. In order to preserve cash, we have been required to reduce expenditures for capital projects, research and development, and in our corporate infrastructure, any of which may have a material adverse affect on our future operations. Further reductions in our cash balances could require us to make more significant reductions in our operations, which would have a material adverse impact on our future operations. We cannot assure you that we can generate sufficient cash from operations and realize our anticipated cost savings in order to allow us to continue as a going concern. In the event we are unable to generate cash flow and achieve our estimated cost savings, or unable to enter into a commitment letter to refinance the US Bank loan by September 30, 2003, we will need to aggressively seek additional debt or equity financing and other strategic alternatives. However, recent operating losses, our declining cash balances, our historical stock performance, the ongoing inquiries into certain matters relating to our revenue recognition and the general economic downturn may make it difficult for us to attract equity investments or debt financing or strategic partners on terms that are deemed favorable to us or at all. If we are unable to obtain financing on terms acceptable to us, or at all, we will not be able to accomplish any or all of our initiatives and could be forced to consider steps that would protect our assets against our creditors.

The inquiry initiated by SEC may lead to charges or penalties and may adversely affect our business.

If any government inquiry or other investigation leads to charges against us, we likely will be harmed by negative publicity, the costs of litigation, the diversion of management time, and other negative effects, even if we ultimately prevail. The SEC has inquired into matters pertaining to our revenue recognition practices. Our Audit Committee has met, and cooperated fully, with the SEC. To date, the Company has not been notified that the SEC has initiated a formal investigation. This matter is pending and continues to require management attention and resources. Any adverse finding by the SEC may lead to significant fines and penalties and limitations on our activities and may harm our relationships with existing customers and impair our ability to attract new customers. The filing of our restated financial statements will not necessarily resolve the SEC inquiry.

Our common stock is trading on The Nasdaq National Market under an exception from the continued listing requirements.

If we fail to file our first quarter 10-Q by July 14, 2003, or fail to timely file any other periodic report due by December 31, 2003, Nasdaq will delist our common stock and, as a consequence, fewer investors, especially institutional investors, will be willing to invest in our company, our stock price will decline, and it will be difficult to raise money on terms acceptable to us, or at all.

If Nasdaq delists our common stock, it could become subject to the Securities and Exchange Commission "Penny Stock" rules. Penny stocks generally are equity securities with a price of less than $5.00 per share that are not registered on a national securities exchange or quoted on the Nasdaq system. Broker-dealers dealing in our common stock would then be subject to additional burdens which may discourage them from effecting transactions in our common stock, which could make it difficult for investors to sell their shares and, consequently, limit the liquidity of our common stock.

In addition, if Nasdaq delists our common stock, we expect that some or all of the following circumstances will occur, which likely will cause a further decline in our trading price and make it more difficult to raise funds:

        .  there will be less liquidity in our common stock;

        . there will be fewer institutional and other investors that will consider investing in our common stock;

        .  there will be fewer market makers in our common stock;

        . there will be less information available concerning the trading prices and volume of our common stock; and

        . there will be fewer broker-dealers willing to execute trades in shares of our common stock.

Finance

Our debt level could adversely affect our financial health and affect our ability to run our business.

As of June 13, 2003, our debt was $38.6 million, of which $8.6 million was current borrowings and $25.8 million related to convertible and preferred instruments. This level of debt could have important consequences to you as a holder of shares. Below we have identified for you some of the material potential consequences resulting from this significant amount of debt.

        . We may be unable to obtain additional financing for working capital, capital expenditures, acquisitions and general corporate purposes.

        . Our ability to adapt to changing market conditions may be hampered. We may be more vulnerable in a volatile market and at a competitive disadvantage to our competitors that have less debt.

        . Our operating flexibility is more limited due to financial and other restrictive covenants, including restrictions on incurring additional debt, creating liens on our properties, making acquisitions and paying dividends.

        . We will be subject to the risks that interest rates and our interest expense will increase.

        . Our ability to plan for, or react to, changes in our business is more limited.

Under certain circumstances, we may be able to incur additional indebtedness in the future. If we add new debt, the related risks that we now face could intensify.

Our balance sheet contains several categories of intangible assets that we may be required to write-off or write-down based on the future performance of the Company, which may adversely impact our future earnings and our stock price.

As of December 31, 2002, we had $67.1 million of unamortized intangible assets, including goodwill, licenses and patents, other intellectual property, and certain expenses that we amortize over time. Any material impairment to any of these items could reduce our net income and may adversely affect the trading price of our common stock.

We currently have $44.5 million in goodwill capitalized on our balance sheet. In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 142 "Goodwill and Other Intangible Assets," which requires among other things, the discontinuance of the amortization of goodwill and certain other intangible assets that have indefinite useful lives, and the introduction of impairment testing in its place. Under SFAS 142, goodwill and some indefinite-lived intangibles will not be amortized into results of operations, but instead will be tested for impairment at least annually, with impairment being measured as the excess of the carrying value of the goodwill or intangible asset over its fair value. In addition, goodwill and intangible assets will be tested more often for impairment as circumstances warrant, and may result in write-downs of some of our goodwill and indefinite-lived intangibles. Accordingly, we could, from time to time, incur impairment charges, which will be recorded as operating expenses and will reduce our net income and adversely affect our operating results.

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

We are carrying approximately $2.0 million in inventory and tooling cost associated with the development and production of a new solid object printer machine platform. Changes to the bill of material as a result of the design validation testing, or abandonment of the new platform because of adverse market studies, may render inventory and tooling obsolete. Additionally, we continue to carry inventory and have vendor commitments related to our existing solid object printer model totaling $1.1 million, which if not sold, could become obsolete. A significant write-down of inventory and tooling due to obsolescence could adversely affect our results of operations.

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

Operations

We face significant competition in many aspects of our business and this competition is likely to increase in the future

We compete for customers with a wide variety of producers of equipment for models, prototypes and other 3-dimensional objects, ranging from traditional model makers and subtractive-type producers, such as CNC machine makers, to a wide variety of additive solid imaging system manufacturers as well as service bureaus that provide any or all of these types of technology, and producers of materials and services for this equipment. Some of our existing and potential competitors are researching, designing, developing and marketing other types of equipment, materials and services. Any reduction in our research and development efforts could affect our ability to compete effectively. Many of our competitors have financial, marketing, manufacturing, distribution and other resources substantially greater than ours. In many cases, the existence of these competitors extends the purchase decision time as customers investigate the alternative products and solutions. Under a settlement agreement with the Department of Justice relating to our merger with DTM, we were required to license certain of our patents for use in the manufacture and sale of either stereolithography or laser sintering products, but not both, in North America. On June 6, 2002, we entered into a license agreement with Sony Corporation, pursuant to which they would license our patents for use in the field of stereolithography in North America (defined as the United States, Canada and Mexico). On July 9, 2002, we were informed by the Department of Justice that they had approved Sony as our licensee. Although stereolithography is a very small part of its activities, and Sony has thus far only been able to be active in the Japanese/Asia Pacific region, Sony is an extremely large and sophisticated corporation with annual revenues in excess of $58 billion. We cannot be certain of the market impact of the license to Sony, however we anticipate that Sony will be an aggressive competitor in all aspects of our stereolithography business.

Our material revenue, excluding DTM related revenues, declined significantly for the year ended December 31, 2002 as compared to the year ended December 31, 2001. This was due to the termination of our liquid resin research and development agreements with Vantico on April 22, 2002 we had jointly developed liquid photopolymers with Vantico and served as the exclusive worldwide distributor (except in Japan) of these materials. Sales of these materials accounted for 27.4% and 25.5% of our total revenues for 2002 and 2001, respectively. Sales of our materials excluding the LS product line accounted for 19.5% and 24.8% of our total revenues for 2002 and 2001 respectively. On September 20, 2001, we acquired RPC, an independent supplier of stereolithography resins located in Switzerland and many customers have converted from Vantico material to our RPC resins.

However, prices have fallen significantly as a result of increased competition. In addition, our management team does not have substantial experience in the materials development and manufacturing business. In addition, the manufacture of materials business increases some of the existing risks we face and poses new risks to our company. For example, we must comply with all applicable environmental laws, rules and regulations associated with large scale manufacturing of resins in Switzerland. Our compliance with these laws may increase our cost of production and reduce our margins and any failure to comply with these laws may result in legal or regulatory action instituted against us, substantial monetary fines or other damages. In addition we entered into a two-year non-exclusive distribution agreement for the sale of a line of resins produced by another chemical manufacturer.

We also face significant competition in the supply of nylon powdered materials for laser sintering equipment where we have a leading position. In North America this competition is the subject of a patent infringement suit against EOS. We entered into two agreements with chemical manufacturers for the development, manufacture, and distribution of new nylon powder materials as well as a third agreement for the development of a new aluminum powder material.

We also expect future competition may arise from the development of allied or related techniques, both additive and subtractive, for equipment and materials that are not encompassed by our patents, from the issuance of patents to other companies that inhibit our ability to develop certain products, and from the improvement to existing material and equipment technologies. We have determined to follow a strategy of continuing product development and aggressive patent prosecution to protect our position to the extent practicable. We cannot assure you that we will be able to maintain our current position in the field or continue to compete successfully against current and future sources of competition.

If we do not keep pace with technological change and introduce new products, we may lose revenue and market share.

We are affected by rapid technological change, changes in user and customer requirements and preferences, frequent new product and service introductions embodying new technologies and the emergence of new standards and practices, any of which could render our existing products and proprietary technology and systems obsolete. We believe that our future success will depend on our ability to deliver products that meet changing technology and customer needs. To remain competitive, we must continue to enhance and improve the functionality and features of our products, services and technologies. Our success will depend, in part, on our ability to:

        .  obtain leading technologies useful in our business,

        .  enhance our existing products,

        . develop new products and technologies that address the increasingly sophisticated and varied needs of prospective customers, particularly in the area of material functionality,

        . respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis, and

        .  recruit and retain key technology employees.

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

As of December 31, 2002, we held 359 patents, which include 152 in the United States, 146 in Europe, 17 in Japan, and 44 in other foreign jurisdictions. At that date, we also had 176 pending patent applications: 52 in the United States, 53 in Japan, 48 in European countries and 23 other foreign countries. As we discover new developments and components to our technology, we intend to apply for additional patents. Effective trademark, service mark, copyright, patent and trade secret protection may not be available in every country in which our products and services are made available. We cannot assure you that the pending patent applications will be granted or that we have taken adequate steps to protect our proprietary rights, especially in countries where the laws may not protect our rights as fully as in the United States. In addition, our competitors may independently develop or initiate technologies that are substantially similar or superior to ours. We cannot be certain that we will be able to maintain a meaningful technological advantage over our competitors.

We currently are involved in several patent infringement actions, both as plaintiff and as defendant. At December 31, 2002, we had capitalized $6.3 million in legal costs related to various litigation, which if not settled favorably, would need to be written off and would have a significant negative impact on our financial results. Our ability to fully protect and exploit our patents and proprietary rights could be adversely impacted by the level of expense required for intellectual property litigation.

We, as successor to DTM, currently are involved in intellectual property litigation, the outcome of which could materially and adversely affect us.

On August 24, 2001, we completed our acquisition of DTM. As the successor to DTM, we face direct competition for selective laser sintering equipment and materials outside the United States from EOS GmbH of Planegg, Germany, which we refer to in this Report as EOS. Prior to our acquisition, DTM had been involved in significant litigation with EOS in France, Germany, Italy, Japan and the United States with regard to its proprietary rights to selective laser sintering technology. EOS has also challenged the validity of patents related to laser sintering in the European Patent Office and the Japanese Patent Office. In addition, EOS filed a patent infringement suit against DTM in federal court in California alleging that DTM infringed certain U.S. patents that we license to EOS.

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

We subcontract for manufacture of material laser sintering components, powdered sintering materials and accessories from a single-source third-party supplier. There are several potential suppliers of the material components, parts and subassemblies for our stereolithography products. However, we currently use only one or a limited number of suppliers for several of the critical components, parts and subassemblies, including our lasers, materials and certain ink jet components. Our reliance on a single or limited number of vendors involves many risks including:

        .  shortages of some key components,

        .  product performance shortfalls, and

        . reduced control over delivery schedules, manufacturing capabilities, quality and costs.

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

Our ability to retain existing customers, and attract new customers may be impaired as a result of questions raised by our revenue recognition issues.

Our improper recognition of revenue with regard to certain sales transactions, the ensuing audit committee investigation and the adjustments to previously filed financial statements could seriously harm our relationships with existing customers and impair our ability to attract new customers. Customers who purchase our products make a significant long-term commitment to the use of our technology. Our products often become an integral part of each customer's facility and our customers look to us to provide continuing support, enhancements and new versions of our products. Because of the long-term nature of a commitment in some of our products, customers are often concerned about the stability of their suppliers. Purchasing decisions by potential and existing customers have been and may continue to be postponed, we believe in part due to our improper recognition of revenue and the ensuing audit committee investigation. The failure to timely file our 10-K and 10-Q and the adjustments to our previously filed financial statements may cause existing and potential customers concern over our stability and these concerns may cause us to lose sales. Any loss in sales could adversely affect our results of operations, further deepening concern among current and potential customers. If potential and existing customers lose confidence in us, our competitive position in our industry may be seriously harmed and our revenues could further decline.

The audit committee investigation into our revenue recognition issues and our recent reductions in work force, have caused turnover in our finance and sales which could have a material adverse effect on our business.

The recent departure of key accounting, finance and sales personnel may cause delays in completing our business initiatives and adversely impact our organization's institutional knowledge regarding key policies, significant contracts and agreements, and other key facts. We have experienced substantial turnover in our employees, including senior members of our finance, accounting and sales departments, since the commencement of the audit committee investigation. In addition, in 2002, we completed substantial reductions in our workforce and closed our office in Austin, Texas, which we acquired as part of our acquisition of DTM and our sales office in Farmington Hills, Michigan. Many of these departed employees had significant experience with our market, as well as relationships with many of our existing and potential customers and business partners. It will take substantial time for new employees to develop an in-depth understanding of our market and to form significant relationships with our customers and partners. In addition, the reductions in force may lead to reduced employee morale and productivity, increased attrition and difficulty retaining existing employees and recruiting future employees, any of which could harm our business and operating results.

We are seeking a significant number of new members to our organization. Our future success depends in substantial part on our ability to identify, hire, train, assimilate and retain an adequate number of highly qualified finance, sales, engineering, marketing, managerial and support personnel. Despite the current economic downturn, the competition for qualified employees in our industry is particularly intense and it can be difficult to attract and retain quality employees at reasonable cost. If we cannot successfully recruit and retain these persons our development and introduction of new products could be delayed and our ability to compete successfully could be impaired.

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

A material portion of our sales is to customers in foreign countries. There are many risks inherent in our international business activities that, unless managed properly, may adversely affect our profitability, including our ability to collect amounts due from customers. Our foreign operations could be adversely affected by:

        .  unexpected changes in regulatory requirements,

        .  export controls, tariffs and other barriers,

        .  social and political risks,

        .  fluctuations in currency exchange rates,

        . seasonal reductions in business activity in certain parts of the world, particularly during the summer months in Europe,

        . reduced protection for intellectual property rights in some countries,

        .  difficulties in staffing and managing foreign operations,

        .  taxation, and

        . other factors, depending on the country in which an opportunity arises.

Political and economic events and the uncertainty resulting from them may have a material adverse effect on our operating results.

The terrorist attacks that took place in the United States on September 11, 2001, along with the United States' military campaign against terrorism in Iraq, Afghanistan and elsewhere and continued violence in the Middle East have created many economic and political uncertainties, some of which may materially harm our business and revenues. The disruption of our business as a result of these events, including disruptions and deferrals of customer purchasing decisions, had an immediate adverse impact on our business. Since September 11, 2001, some economic commentators have indicated that spending on capital equipment of the type that we sell has been weaker than spending in the economy as a whole, and many of our customers are in industries that are also viewed as under-performing the overall economy, such as the automobile and telecommunication industries. The long-term effects of these events on our customers, the market for our common stock, the markets for our services and the U.S. economy as a whole are uncertain. The consequences of any additional terrorist attacks, or any expanded-armed conflicts are unpredictable, and we may not be able to foresee events that could have an adverse effect on our markets, or our business.

Management

The loss of Brian Service, our Chief Executive Officer, or our inability to attract and retain qualified executives could materially and adversely affect our business.

Our ability to develop and expand our products, business and markets and to manage our growth is dependent upon the services of our executive team, including Brian Service, who currently is employed as Chief Executive Officer. We do not maintain any key life insurance coverage for Mr. Service or any other member of our executive team. Our success also depends on our ability to attract and retain additional key technical, management and other personnel. Competition for these professionals is intense. The loss of the services of any of our key executives or the failure to attract and retain other key personnel could impair the development of new products and have an adverse effect on our business, operating results and financial condition.

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

Many factors, some of which are beyond our control, may cause these fluctuations in operating results. These factors include:

        .  acceptance and reliability of new products in the market,

        .  size and timing of product shipments,

        . currency and economic fluctuations in foreign markets and other factors affecting international sales,

        .  price competition,

        .  delays in the introduction of new products,

        .  general worldwide economic conditions,

        .  changes in the mix of products and services sold,

        .  impact of ongoing litigation, and

        .  impact of changing technologies.

In addition, certain of our components require an order lead time of three months or longer. Other components that currently are readily available may become more difficult to obtain in the future. We may experience delays in the receipt of some key components. To meet forecasted production levels, we may be required to commit to long lead time prior to receiving orders for our products. If our forecasts exceed actual orders, we may hold large inventories of slow moving or unusable parts, which could have an adverse effect on our cash flows, profitability and results of operations.

Volatility of stock price.

Our future earnings and stock price may be subject to significant volatility, particularly on a quarterly basis. Shortfalls in our revenues or earnings in any given period relative to the levels expected by securities analysts could immediately, significantly and adversely affect the trading price of our common stock.

Historically, our stock price has been volatile. The prices of the common stock have ranged from $4.00 to $13.84 during the 52-week period ended May 16, 2003.

Factors that may have a significant impact on the market price of our common stock include:

        . future announcements concerning our developments or those of our competitors, including the receipt of substantial orders for products,

        .  quality deficiencies in services or products,

        .  results of technological innovations,

        .  new commercial products,

        .  changes in recommendations of securities analysts,

        .  proprietary rights or product, patent or other litigation, and

        .  sales or purchase of substantial blocks of stock.

Takeover defense provisions may adversely affect the market price of our common stock.

Various provisions of our corporate governance documents and of Delaware law, together with our shareholders rights plan, may inhibit changes in control not approved by our Board of Directors and may have the effect of depriving you of an opportunity to receive a premium over the prevailing market price of our common stock in the event of an attempted hostile takeover.

The Board is authorized to issue up to five million shares of preferred stock, of which approximately 3.7 million is outstanding or reserved for issuance. The Board also is authorized to determine the price, rights, preferences and privileges of those shares without any further vote or action by the stockholders. The rights of the holders of any preferred stock may adversely affect the rights of holders of common stock. Our ability to issue preferred stock gives us flexibility concerning possible acquisitions and financing, but it could make it more difficult for a third party to acquire a majority of our outstanding voting stock. In addition, any preferred stock to be issued may have other rights, including economic rights, senior to the common stock, which could have a material adverse effect on the market value of the common stock. In addition, provisions of our Certificate of Incorporation and Bylaws could have the effect of discouraging potential takeover attempts or making it more difficult for stockholders to change management.

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

The number of shares of common stock issuable upon conversion of our Debentures and exercise of our Series B Convertible Preferred Stock could dilute your ownership and negatively impact the market price for our common stock.

Our shares of Series B Convertible Preferred Stock are convertible at any time into approximately 2,634,016 shares of common stock. Our subordinated debt is convertible at any time into approximately 833,333 shares of common stock. To the extent that all of the shares of preferred stock and debentures are converted, a significantly greater number of shares of our common stock will be outstanding and the interests of our existing stockholders may be diluted. Moreover, future sales of substantial amounts of our stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our common stock.

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

We are exposed to interest rate risk on our revolving credit facility and term loan with US Bank, which have variable interest rates. At December 31, 2002, we had a total of $2.4 million outstanding under our revolving credit facility and $10.4 million outstanding on our term loan. The interest rates at December 31, 2002 for the revolving credit facility and the term loan were 7.5% and 6.42%, respectively. The revolving credit facility expires in 2003. This loan was paid off in May 2003.

We have an industrial development bond on our Colorado facility, which has an outstanding balance of $4.2 million. We will make annual principal payments of $150,000, $165,000, $180,000, $200,000, $220,000, for the years ending 2003,
2004, 2005, 2006, 2007 and $3,325,000 thereafter. The bond has a variable interest rate and the interest rate at December 31, 2002 was 1.31%. An increase or decrease in the variable interest rate of 1.00% would increase or decrease our annual interest expense by $42,000. We have not entered into any hedging contracts to protect ourselves against future changes in interest rates, which could negatively impact the amount of interest we are required to pay. However, we do not feel that this risk is significant and we do not plan to attempt to hedge to mitigate this risk in the foreseeable future.

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

The carrying amount, principal maturity and estimated fair value of long-term debt exposure as of December 31, 2002 are as follows:

                          Carrying                                 Payments
                         Amount 2002       2003         2004         2005          2006          2007      Later Years   Fair Value
                         ------------  -----------  ------------  -----------  ------------  -----------  ------------  -----------
Line of credit           $     2,450   $    2,450   $        --   $       --   $        --   $       --   $        --   $    2,450
Interest rate                    7.5%
Term loan                $    10,350   $   10,350   $        --   $       --   $        --   $       --   $        --   $   10,350
Interest rate                   6.42%
Industry
    Development
    Bond                 $     4,240   $      150   $       165   $      180   $       200   $      220   $     3,325   $    4,240
Interest rate                   1.31%
Subordinated debt        $    10,000   $       --   $        --   $       --   $    10,000   $       --   $        --   $    8,560
                                7.00%

Foreign Currency Risk. International revenues accounted for approximately 50.5% of our total revenue in 2002. International sales are made primarily from our foreign sales subsidiaries in their respective countries and are denominated in United States dollars or the local currency of each country. These subsidiaries also incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency.

Our international business is subject to risks typical of an international business, including, but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors.

Our exposure to foreign exchange rate fluctuations arises in part from inter-company accounts in which costs incurred in the United States are charged to our foreign sales subsidiaries. These inter-company accounts are typically denominated in United States dollars. We are also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into United States dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. The realized effect of foreign exchange rate fluctuations in 2002 resulted in a $1.3 million gain.

As of December 31, 2002, we had investments in foreign operations that are sensitive to foreign currency exchange rates, including non-functional currency denominated receivables and payables. The net amount that is exposed in foreign currency when subjected to a 10% change in the value of the functional currency versus the non-functional currency produces an approximate $4.2 million change in our balance sheet as of December 31, 2002.

The Company uses derivative instruments to manage exposure to foreign currency risk. The Company manages selected exposures through financial market transactions in the form of foreign exchange forward and put option contracts. The Company does not enter into derivative contracts for speculative purposes. The Company does not hedge its foreign currency exposure in a manner that would entirely eliminate the effects of changes in foreign exchange rates on its consolidated net (loss) income. The Company has no put option contracts in place on December 31, 2002. The notional amount covered by all of our put option contracts was $8.5 million at December 31, 2001. The put options were related to transactions denominated in Euros and pounds sterling, with settlement dates in January and February 2002. The premium paid for the put options was $144,000 in 2001, and the market value was approximately $8,000 at December 31, 2001.

Item 8.   Financial Statements and Supplementary Data

Consolidated financial statements as of December 31, 2002 and 2001 and for each of the three years in the period ended December 31, 2002 are included on pages F-1 to F-33 of this filing.

                                    PART III

Item 10.  Directors and Executive Officers of Registrant

Directors and Executive Officers

The following persons serve as our directors as of June 13, 2003:

Directors                               Age           Present Position
---------                               ---           ----------------
Miriam V. Gold (1) (2) ...............  54    Director
Charles W. Hull ......................  64    Director
Jim D. Kever (2) (3)..................  50    Director
G. Walter Loewenbaum II (1)...........  58    Director and Chairman of the Board
Kevin S. Moore (1) (2) (3)............  48    Director
Brian K. Service......................  55    Director
Richard C. Spalding (3)...............  52    Director

(1) Member of the Compensation Committee.
(2) Member of the Corporate Governance Committee.
(3) Member of the Audit Committee.

The following persons serve as our executive officers as of June 13, 2003:

Executive Officers                      Age           Present Position
------------------                      ---           ----------------
Brian K. Service .....................  55    Chief Executive Officer, Chief
                                                Operating Officer and President
Charles W. Hull.......................  64    Executive Vice President, Chief
                                                Technology Officer
G. Peter V. White ....................  62    Vice President, Finance
Kevin McAlea, Ph.D. ..................  44    Senior Vice President, Worldwide
                                                Revenue Generation
Ray Saunders..........................  54    Senior Vice President Operations
                                                and Development

The following person is a significant employee as of June 13, 2003:

Significant Employees                   Age           Present Position
---------------------                   ---           ----------------
Keith Kosco...........................  50    General Counsel and Corporate
                                                Secretary

Our executive officers are appointed by and serve at the discretion of the Board of Directors. There are no family relationships between any director and/or any executive officer.

Miriam V. Gold. Ms. Gold has been our director since 1994. Since July 2002, Ms. Gold has been Deputy General Counsel of Ciba Specialty Chemical Corporation. Prior to that, since 1992, Ms. Gold served as Assistant General Counsel of Ciba Specialty Chemicals Corporation, and its predecessors, Novartis Inc. and Ciba-Geigy Corporation. Her legal practice involves a broad range of matters, including counseling on compliance, antitrust and general business issues. In addition, she was Vice President of Legal & Regulatory Affairs for the Additives Division of Ciba from 1995 to 2001. In 2002, Ms. Gold was an adjunct professor at Pace University School of Law, where she taught a course in In-House Practice, focusing on the unique role of in-house counsel in ensuring that companies are positioned to operate legally and responsibly. Ms. Gold received her J.D. from New York University School of Law, and her B.A. in American History from Barnard College.

Charles W. Hull. Mr. Hull has been our director since 1993. Since April 1997, Mr. Hull has served as our Chief Technology Officer and, effective May 3, 2000, as Executive Vice President and a member of the Office of the Chief Executive Officer. Mr. Hull also has served as Vice Chairman of our Board of Directors and as our President and Chief Operating Officer. From March 1986 until April 1997, Mr. Hull served as President of 3D Systems, Inc. From February to June 1999, Mr. Hull acted as a consultant to us and served as a Vice Chairman of our Board of Directors. From January 1980 to March 1986, Mr. Hull was Vice President of UVP, Inc., a systems manufacturing company, where he developed our stereolithography technology.

Jim D. Kever. Mr. Kever has been our director since 1996. He is Principal in Voyent Partners, LLC, a venture capital partnership. From August 1995 until May 2001, Mr. Kever was associated with WebMD Corporation, Transaction Services Division (formerly Envoy Corporation) as the President and Co-Chief Executive Officer. Prior to August 1995, he served as Envoy Corporation's

Executive Vice President, Secretary and General Counsel. Mr. Kever also is a director of Transaction Systems Architects, Inc., a supplier of electronic payment software products and network integration solutions, as well as Luminex Corporation, a value-added manufacturer of laboratory testing equipment. He also is on the Board of Directors of Tyson Foods, Inc., an integrated processor of poultry-based food products.

G. Walter Loewenbaum II. Mr. Loewenbaum has been our director since March 1999, serving as a Vice Chairman of the Board until September 1999 when he was elected Chairman of the Board. Mr. Loewenbaum is Managing Director of LeCorgne Loewenbaum LLC. Prior to that, since 1990, he served as Chairman and Chief Executive Officer of Loewenbaum & Company (formerly Southcoast Capital Corp.), an investment banking and investment management firm that he founded. Mr. Loewenbaum also serves as the Chairman of the Board of Luminex Corporation, a value-added manufacturer of laboratory testing equipment.

Kevin S. Moore. Mr. Moore has been our director since October 1999. Since 1991, Mr. Moore has been with The Clark Estates, Inc., a private investment firm, where he currently is President and a director. Mr. Moore also is a director of Ducommun, Incorporated, as well as Aspect Resources LLC, The Clark Foundation and the National Baseball Hall of Fame & Museum, Inc.

Brian K. Service. Mr. Service has served as our President and Chief Executive Officer since September 1999 and, since October 1999, also has served as President and Chief Executive Officer of 3D Systems, Inc. Mr. Service was elected to 3D Systems' Board of Directors in January 2001. From September 1999 to September 2002, Mr. Service provided his services to us pursuant to an agreement between us and Regent Pacific Management Corporation, where he was a Managing Director. Prior to Regent Pacific, Mr. Service served as Chief Executive Officer of Salmond Smith Biolab, Ltd. Prior to Salmond, he was Chief Executive Officer of Milk Products, Inc. Mr. Service holds a Bachelor's degree in Chemical Engineering from Canterbury University of New Zealand and has completed the Stanford Executive Program from Stanford University Business School. Mr. Service also was a director of Visual Data Corporation until April 2003.

Richard C. Spalding. Mr. Spalding has been our director since 2001. Since April 1999, Mr. Spalding has served as a Partner of Thomas Weisel Healthcare Venture Partners, a venture capital group which Mr. Spaulding co-founded. Since January 2000, Mr. Spaulding also has served as a General Partner of ABS Ventures, a venture capital group. From February 1997 to March 1999, Mr. Spalding served as Vice President and Chief Financial Officer of Portal Software, an Internet billing company. From March 1996 to February 1997, he served as Vice President Finance and Corporate Development for Fusion Medical Technology. From November 1991 to February 1996, he served as Managing Director of Alex Brown & Sons, heading up the Investment Banking for the West Coast. From June 1977 to November 1991, Mr. Spalding practiced law with Brobeck, Phleger and Harrison, serving as outside counsel for numerous public and private companies.

G. Peter V. White. Mr. White has served as our Vice President, Finance since March 2003. Prior thereto, from June 2002 to March 2003, he served as Managing Director of WHI-Tec & Associates. From January 1998 to June 2002, Mr. White served as the Chief Financial Officer and Chief Operating Officer of MATRIX-Systems, Inc., and prior to that, he served as Managing Director of Phoenix Equity Partners since January 1996.

Kevin McAlea, Ph.D. Dr. McAlea has served as our Senior Vice President, Worldwide Revenue Generation since May 2003. Prior thereto, from September 2001 to May 2003, he served as our Vice President & General Manager, Europe. From 1997 to August 2001, he served as Vice President, Marketing and Business Development of DTM Corporation, a Texas corporation which we acquired in August 2001. From 1993 to 1997, Dr. McAlea served as Director of Process and Materials Development of DTM. Prior to DTM, Dr. McAlea spent more than eight years in materials research and development for General Electric Company. His last position was managing the Polymer Physics Program at GE's Corporate Research and Development Center.

Ray Saunders. Mr. Saunders has served as our Senior Vice President Operations and Development since May 2003. From July 2002 to May 2003, Mr. Saunders served as our Vice President of Operations and Development and, prior to that, as our Vice President of Manufacturing since September 2000. From January 1994 until September 2000, Mr. Saunders served as Director of Operations for Axiohm Transaction Solutions, Inc. where he was responsible for the manufacturing operations of its San Diego Division. Prior to Axiohm, he was the Vice President and General Manager of Brumko Magnetics, Inc., a division of Applied Magnetics Corporation.

Keith Kosco. Mr. Kosco has served as our General Counsel since April 2002 and as our Corporate Secretary since May 2002. From September 2001 until April 2002, he was an independent consultant. From May 1998 until September 2001, Mr. Kosco served as the Assistant General Counsel of Litton Industries. From November 1996 until April 1998, he was Of Counsel to the law firm of Squire, Sanders & Dempsey LLP, and from July 1981 until April 1996 he was an Associate and then a Partner with the law firm of Morgan, Lewis & Bockius, LLP.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, officers (including a person performing a principal policy-making function) and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock and other equity securities of ours. Directors, officers and 10% holders are required by Securities and Exchange Commission regulations to send us copies of all of the Section 16(a) reports they file. Based solely upon a review of the copies of the forms sent to us and the representations made by the reporting persons to us, we believe that during the fiscal year ended December 31, 2002, our directors, officers and 10% holders complied with all filing requirements under Section 16(a) of the Exchange Act, provided, however, Brian K. Service filed a Form 5, which reported one transaction on an untimely basis.

Item 11.  Executive Compensation

                           SUMMARY COMPENSATION TABLE

The following table sets forth, as to the Chief Executive Officer and as to each of the other four most highly compensated officers whose compensation exceeded $100,000 during the last fiscal year (referred to in this Annual Report as named executive officers), information concerning all compensation paid for services to us in all capacities for each of the three years ended December 31 indicated below.

       ----------------------------------------------------------------------------------------------------------------

                                                            Annual Compensation          Long Term Compensation
                                                            -------------------          ----------------------
                                                                                     Number of
                                         Fiscal Year                                Securities             All
                     Name                   Ended                                   Underlying            Other
            Principal Position/(1)/      December 31         Salary       Bonus      Options          Compensation
            -----------------------      -----------         ------       -----      -------          ------------
        Brian K. Service ..............     2002        $         /(2)/        --       350,000  $     151,434  /(3)/
          President & Chief                 2001                  /(2)/        --            --             --
          Executive Officer                 2000                  /(2)/        --            --             --

        Charles W. Hull ...............     2002        $     275,000          --            --  $       2,040  /(4)/
          Executive Vice President          2001        $     275,000          --        10,000  $      26,679  /(5)/
          & Chief Technology                2000        $     275,000   $  66,000            --  $       3,518  /(4)/
          Officer

        Grant R. Flaharty /(6)/ .......     2002              314,000          --        25,000  $       1,823  /(4)/
          Executive Vice President          2001        $     263,077          --        10,000  $       9,941  /(7)/
          of Global Business                2000        $     213,462   $  70,442        40,000  $      36,357  /(8)/
          Operations

        E. James Selzer /(9)/ .........     2002        $     240,769          --            --  $       1,705  /(4)/
          Sr. VP, Global Finance &          2001        $     200,000   $  40,000        10,000  $       1,662  /(4)/
          Administration and Chief          2000        $     108,870          --        75,000  $       1,578  /(4)/
          Financial Officer

        Ray Saunders ..................     2002        $     173,046          --        10,000          1,839  /(4)/
          Senior Vice President             2001        $     149,988   $   8,727        11,500          1,753  /(4)/
          Operations and                    2000        $      45,378          --        30,000             67  /(4)/
           Development
       ----------------------------------------------------------------------------------------------------------------

(1) For a description of the employment contracts between certain officers and us, see "Employment Agreements" below.

(2) Mr. Service was appointed our President and Chief Executive Officer on September 16, 1999. From September 1999 to September 2002, Mr. Service was compensated for his services by Regent Pacific. We had an agreement with Regent Pacific, pursuant to which Regent Pacific provided the management services of a team of up to three full-time executives, including the chief executive, at an aggregate fee of $45,000 per week. Although our named executive officers do not include the Regent Pacific executives for any periods presented, it is likely that these persons would have qualified as our most highly compensated officers if a pro rata portion of the fee paid to Regent Pacific were attributed to them as compensation. From September 10, 2002 (the date of termination of the Regent Agreement), through October 15, 2002, Mr. Service was engaged on an interim consulting basis for which he was paid $79,999. Effective October 15, 2002, Mr. Service is employed by us pursuant to an employment agreement and he received $87,264 for services in 2002.

(3) Consists of consulting fees paid to Brian K. Service, Inc. for which Mr. Service serves as a stockholder, officer and director.

(4) Consists of the value of insurance premiums for employer paid group term life insurance and employer matching contributions made pursuant to our
     Section 401(k) plan.

(5) Consists of the value of insurance premiums for employer paid group term life insurance and employer matching contributions made pursuant to our
     Section 401(k) plan and loan forgiveness ($23,671). See Item 13. Certain Relationships and Related Party Transactions.

(6) Mr. Flaharty was reassigned from his position and no longer serves as a executive officer of the Company effective May 23, 2003.

(7) Consists of the value of insurance premiums for employer paid group term life insurance and employer matching contributions in 2001 made pursuant to our Section 401(k) plan and below market interest attributable to a moving facilitation loan in 2000. See Item 13. Certain Relationships and Related Party Transactions.

(8) Consists of the value of insurance premiums for employer paid group term life insurance, moving-related expenses totaling $30,658, and employer matching contributions made pursuant to our Section 401(k) plan.

(9)  Mr. Selzer's employment with the Company terminated effective April 2003.

Option Grants in Fiscal 2002

The following table sets forth certain information regarding the grant of stock options made during fiscal 2002 to the named executive officers.

----------------------------------------------------------------------------------------------------------
                                         Percent of
                                            Total                                        Potential
                           Number of       Options                                   Realizable Value
                           Securities    Granted To                                     at Assumed
                           Underlying     Employees     Exercise                   Rates of Stock Price
                            Options          in         or Base     Expiration       Appreciation for
          Name              Granted      Fiscal Year   Price /(1)/     Date           Option Term /(2)/
          ----            -------------  ------------  -----------  -----------  -------------------------
                                                                                      5% ($)      10% ($)
                                                                                      ------      -------
Brian K. Service .....         350,000            47%        $5.78     10/14/07     2,581,918    3,258,062
Charles W. Hull ......              --            --            --           --            --           --
Grant R. Flaharty ....          25,000           3.3%       $11.98       2/5/12       487,854      776,826
E. James Selzer ......              --            --            --           --            --           --
Ray Saunders .........          10,000           1.3%       $11.98       2/5/12       195,060      310,601
----------------------------------------------------------------------------------------------------------

(1) The exercise price and tax withholding obligations related to exercise may be paid by delivery of already owned shares, subject to certain conditions.
(2) The potential realizable value is based on the assumption that the common stock appreciates at the annual rate shown (compounded annually) from the date of grant until the expiration of the option term. These amounts are calculated pursuant to applicable requirements of the Securities and Exchange Commission and do not represent a forecast of the future appreciation of the common stock.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option
Values

The following table sets forth, for each of the named executive officers, certain information regarding the exercise of stock options during fiscal 2002, the number of shares of common stock underlying stock options held at fiscal year-end and the value of options held at fiscal year-end based upon the last reported sales price of the common stock on The Nasdaq National Market on December 31, 2002 ($7.80 per share).

                             Shares
                            Acquired                         Number of Securities
                               on            Value          Underlying Unexercised            Value of Unexercised
                            Exercise       Realized               Options at                In-the-Money Options at
                               (#)            ($)            December 31, 2002 (#)           December 31, 2002 ($)
                           ------------    ----------    -----------------------------     -------------------------
         Name                                            Exercisable     Unexercisable     Exercisable Unexercisable
-----------------------                                  -----------     -------------     ----------- -------------
Brian K. Service .....              --            --          350,000               --      1,986,250             --
Charles W. Hull ......              --            --           77,500            7,500             --             --
Grant R. Flaharty ....              --            --          142,500           52,500        450,937         28,437
E. James Selzer ......              --            --           60,000           25,000             --             --
Ray Saunders .........              --            --           19,000           32,500             --             --

Employment Agreements

We have entered into employment contracts with the following named executive officers.

Brian K. Service has been retained as Chief Executive Officer. Mr. Service's services previously were provided under an arrangement with Regent Pacific Management Corporation. From September 10, 2002 (the date of termination of the Regent Agreement), through October 15, 2002, Mr. Service was engaged on an interim consulting basis for which he was paid $79,999. Effective October 15, 2002, Mr. Service is employed by us pursuant to an employment agreement under which he has agreed to serve as Chief Executive Officer until at least December 2003. Mr. Service is being paid $17,809 on a bi-weekly basis under this agreement, and has been awarded fully vested options, with a term of five years, to purchase 350,000 shares of our common stock at a price of $5.78 (the closing price on October 15, 2002).

On November 18, 2002, we entered into a consulting agreement with Brian K. Service, Inc., a corporation in which our Chief Executive Officer is a stockholder, officer and director. Pursuant to this agreement, we pay to Brian
K. Service, Inc. an amount up to $310,000 for an 11-month period for the provision of the services of qualified consultants to us. Under this agreement, we paid Brian K. Service, Inc. $71,000 through December 31, 2002.

We entered into an employment agreement with Mr. Hull in April 1994, pursuant to which Mr. Hull served as President and Chief Operating Officer of both us and 3D Systems, Inc. until April 1997, at which time Mr. Hull was appointed our Vice Chairman and Chief Technology Officer. Pursuant to the agreement, Mr. Hull's initial base salary was $200,000 per year, subject to increase at the discretion of the Board of Directors. Effective November 7, 1994, January 1, 1996, February 1, 1997, and January 1, 1998, the Board of Directors increased Mr. Hull's base salary to $235,000, $250,000, $262,500 and $275,000, respectively. In addition to standard benefits, Mr. Hull is eligible to participate in the Executive Incentive Compensation Plan. Mr. Hull's employment agreement also permits Mr. Hull, at any time during his employment term, to terminate his duties under the agreement and elect to become a consultant to us. Effective February 28, 1999, Mr. Hull terminated his duties under the agreement and Mr. Hull, we and 3D Systems, Inc. entered into a four-year consulting agreement. Mr. Hull's duties pursuant to the agreement included consulting with our Board of Directors and our officers concerning those aspects of the business with which Mr. Hull previously had been concerned. As compensation for Mr. Hull's consulting services, we paid Mr. Hull at an annual rate of $275,000 for the period March 1999 through May 1999. In June 1999, Mr. Hull rejoined us as our Chief Technology Officer at a base salary of $275,000. Effective May 3, 2000, Mr. Hull was promoted to Executive Vice President and a member of the Office of the Chief Executive Officer; he continues his duties as Chief Technology Officer.

Stock Incentive Plans

We have in effect the 1989 Employee and Director Plan, the 1996 Stock Incentive Plan, the 1996 Non-Employee Directors' Stock Option Plan, the 1998 Employee Stock Purchase Plan and the 2001 Stock Option Plan. The purpose of our plans is to advance our interests and our stockholders by strengthening our and our subsidiaries' ability to obtain and retain the services of the types of officers and employees who will contribute to our long term success and to provide incentives which are linked directly to increases in stock value which will inure to the benefit of all of our stockholders.

Directors' Compensation

We pay our non-employee directors an annual retainer of $15,000 plus $1,500 for each Board meeting attended either in person or telephonically, and $1,500 for attendance at each committee meeting not held on a day that a Board meeting was held. Non-employee directors also each receive an annual automatic grant of ten-year options to purchase, at the fair market value of our common stock on the date of grant, 10,000 shares of our common stock. In addition, the Chairperson of Audit Committee receives an annual retainer of $15,000, and the Chairpersons of the Corporate Governance and Compensation Committees and the members of the Audit Committee each receives an annual retainer of $5,000.

Compensation Committee Interlocks and Insider Participation

We have no interlocking relationships involving any of our Compensation Committee members that would be required by the Securities and Exchange Commission to be reported in this Annual Report, and no officer or employee of ours serves on our Compensation Committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Principal Stockholders

The following table sets forth as of June 13, 2003, unless otherwise indicated, certain information relating to the ownership of our common stock by (i) each person known by us to be the beneficial owner of more than five percent of the outstanding shares of our common stock, (ii) each of our directors, (iii) each of our named executive officers, and (iv) all of our executive officers and directors as a group. Except as may be indicated in the footnotes to the table and subject to applicable community property laws, each person identified in the table has the sole voting and investment power with respect to the shares owned. The address of each person listed is in care of 3D Systems Corporation, 26081 Avenue Hall, Valencia, California 91355, unless otherwise set forth below the person's name.

---------------------------------------------------------------------------------------------------------
                                                            Amount and Nature of
         Name and Address of Beneficial Owner             Beneficial Ownership (1)   Percent of Class (1)
---------------------------------------------------------------------------------------------------------
Directors:
---------------------------------------------------------------------------------------------------------
     Miriam V. Gold                                               40,299 (2)                    *
---------------------------------------------------------------------------------------------------------
     Charles W. Hull                                             581,963 (3)                  4.5%
---------------------------------------------------------------------------------------------------------
     Jim D. Kever                                                 75,000 (4)                    *
---------------------------------------------------------------------------------------------------------
     G. Walter Loewenbaum II                                   1,305,013 (5)                  9.9%
---------------------------------------------------------------------------------------------------------
     Kevin S. Moore                                            1,782,206 (6)                 13.1%
---------------------------------------------------------------------------------------------------------
     Brian K. Service                                            376,300 (7)                  2.9%
---------------------------------------------------------------------------------------------------------
     Richard C. Spalding                                           3,840 (8)                    *
---------------------------------------------------------------------------------------------------------
Non-Director Named Executive Officers:
---------------------------------------------------------------------------------------------------------
     Grant R. Flaharty (9)                                       127,367 (10)                 1.0%
---------------------------------------------------------------------------------------------------------
     Kevin McAlea, Ph.D.                                          18,750 (2)                    *
---------------------------------------------------------------------------------------------------------
     Ray Saunders                                                 36,500 (2)                    *
---------------------------------------------------------------------------------------------------------
     E. James Selzer (11)                                         63,179 (12)                   *
---------------------------------------------------------------------------------------------------------
     G. Peter V. White                                                --                        *
---------------------------------------------------------------------------------------------------------
5% Holders:
---------------------------------------------------------------------------------------------------------
     The Clark Estates, Inc.                                   1,766,605 (6)                 13.0%
         One Rockefeller Plaza, New York, New York 10020
---------------------------------------------------------------------------------------------------------
     St. Denis J. Villere & Company                            1,230,114 (13)                 9.7%
         210 Baronne Street, Suite 808, New Orleans,
         Louisiana 70112
---------------------------------------------------------------------------------------------------------
     Daruma Asset Management, Inc.                             1,423,200 (14)                11.2%
         60 East 42nd Street, Suite 1111, New York,
         New York 10165
---------------------------------------------------------------------------------------------------------
     T. Rowe Price Associates, Inc.                            1,032,500 (15)                 8.1%
         100 East Pratt Street, Baltimore, Maryland
         21202
---------------------------------------------------------------------------------------------------------
Directors and officers as a group (10 persons)                 4,219,871 (16)                28.8%
---------------------------------------------------------------------------------------------------------

* Less than one percent.

(1) Under Rule 13d-3, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by the person (and only the person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of our common stock actually outstanding at June 13, 2003.

(2) Consists of shares of our common stock reserved for issuance upon exercise of stock options which are or will become exercisable on or prior to August 13, 2003.

(3) Includes (a) 409,344 shares of our common stock held in the Charles William Hull and Charlene Antoinette Hull 1992 Revocable Living Trust for which Mr. and Mrs. Hull serve as trustees, (b) 77,500 shares of our common stock reserved for issuance upon exercise of stock options which are or will become exercisable on or prior to August 13, 2003 and (c) 8,333 shares issuable upon conversion of our Series B Convertible Preferred Stock.

(4) Includes (a) 33,333 shares of our common stock reserved for issuance upon exercise of stock options which are or will become exercisable on or prior to August 13, 2003, (b) 29,167 shares issuable on conversion of convertible debentures (8,333 of which relate to debentures owned by a trust for the benefit of Mr. Kever's minor children, with respect to which Mr. Kever disclaims beneficial ownership) and (c) 1,000 shares of our common stock held in trust for the benefit of Mr. Kever's minor children, with respect to which Mr. Kever disclaims beneficial ownership.

(5) Includes (a) 45,000 shares held in the name of Lillian Shaw Loewenbaum, Mr. Loewenbaum's wife, (b) 54,498 shares held in the name of the Loewenbaum 1992 Trust for which Mr. and Mrs. Loewenbaum serve as trustees, (c) 150,000 shares held in the name of the Guaranty & Trust Co ttee fbo G. Walter Loewenbaum, Mr. Loewenbaum's pension plan, (d) 72,065 shares held in the name of The Waterproof Partnership LTD for which Mr. and Mrs. Loewenbaum serve as the general partners and as certain of the limited partners, (e) 16,594 shares held in the name of the Anna Loewenbaum 1992 Trust for which Mr. and Mrs. Loewenbaum serve as trustees, (f) 16,594 shares held in the name of the Elizabeth Loewenbaum 1992 Trust for which Mr. and Mrs. Loewenbaum serve as trustees, (g) 175,000 shares of our common stock reserved for issuance upon exercise of stock options which are or will become exercisable on or prior to August 13, 2003, (h) 83,333 shares issuable on conversion of convertible debentures and (i) 208,334 shares issuable upon conversion of our Series B Convertible Preferred Stock.

(6) Includes (a) 933,272 shares owned by The Clark Estates, Inc. with respect to which Mr. Moore disclaims beneficial ownership, (b) 833,333 shares issuable upon conversion of our Series B Convertible Preferred Stock held by Clark Partners I, L.P., with respect to which Mr. Moore disclaims beneficial ownership, and (c) 9,999 shares of our common stock reserved for issuance upon exercise of stock options which are or will become exercisable on or prior to August 13, 2003. Mr. Moore is the President and a director of The Clark Estates, Inc. and the President of the general partner of Clark Partners I, L.P.

(7) Includes (a) 350,000 shares of our common stock reserved for issuance upon exercise of stock options that are or will become exercisable on or prior to August 13, 2003 and (b) 25,000 shares issuable upon conversion of our Series B Convertible Preferred Stock.

(8) Includes 3,333 shares of our common stock reserved for issuance upon exercise of stock options which are or will become exercisable on or prior to August 13, 2003.

(9) Mr. Flaharty was reassigned from his position and no longer serves as a executive officer of the Company effective May 23, 2003.

(10) Includes 119,500 shares of our common stock reserved for issuance upon exercise of stock options which are or will become exercisable on or prior to August 13, 2003.

(11) Mr. Selzer's employment with the Company terminated effective April 2003.

(12) Includes 60,000 shares of our common stock reserved for issuance upon exercise of stock options which are or will become exercisable on or prior to August 13, 2003.

(13) St. Denis J. Villere & Company, which we refer to as Villere in this Annual Report, is a Louisiana partnership in commendam, an investment advisor registered under the Investment Advisors Act of 1940. As of December 31, 2001, Villere was deemed to have or share voting or dispositive power over, and therefore to own beneficially 1,230,114 shares. Of that amount, Villere has sole voting and dispositive power over 98,833 shares and shared voting and dispositive power over 1,131,281 shares. All information regarding the beneficial ownership of our securities by Villere is taken exclusively from Amendment No. 1 to Schedule 13G filed by Villere on February 11, 2003.

(14) Daruma Asset Management, Inc., a New York corporation, which we refer to as Daruma in this Annual Report, is a an investment advisor registered under the Investment Advisors Act of 1940. These securities are beneficially owned by one or more investment advisory clients whose accounts are managed by Daruma. Investment advisory clients of Daruma have the right to receive dividends, as well as the proceeds, from the sale of these securities. The investment advisory contracts relating to these accounts grant to Daruma sole investment and/or voting power over the securities owned by the accounts. Therefore, Daruma may be deemed to be the beneficial owner of these securities for purposes of Rule 13d-3 under the Securities Act of 1934, as amended. Mariko O. Gordon owns in excess of 50% of the outstanding voting stock and is the president of Daruma. Ms. Gordon may be deemed to be the beneficial owner of securities held by persons and entities advised by Daruma for purposes of Rule 13d-3. Daruma and Ms. Gordon each disclaims beneficial ownership in any of these securities. Daruma and Ms. Gordon are of the view that they are not acting as a "group" for purposes of Section 13(d) under the Securities Act of 1934 and that they are not otherwise required to attribute to each other the "beneficial ownership" of securities held by any of them or by any persons or entities advised by Daruma. All information regarding the beneficial ownership of our securities by Daruma is taken exclusively from Amendment No. 4 to Schedule 13G filed by Daruma on February 18, 2003.

(15) T. Rowe Price Associates, Inc., which we refer to as T. Rowe Price in this Annual Report, is a Maryland corporation, an investment advisor registered under the Investment Advisors Act of 1940, and T. Rowe Price Small-Cap Value Fund, Inc. is a Maryland corporation. As of February 14, 2003, T. Rowe Price was deemed to have sole voting or dispositive power over, and therefore to own beneficially, 1,032,000 shares of our common stock. All information regarding the beneficial ownership of our securities by T. Rowe Price is taken exclusively from a Schedule 13G filed by T. Rowe Price on February 5, 2003.

(16) Includes (a) 744,714 shares of our common stock reserved for issuance upon exercise of stock options that are or will become exercisable on or prior to August 13, 2003, (b) 112,500 shares issuable upon conversion of convertible debentures and (c) 1,075,000 shares issuable upon conversion of our Series B Convertible Preferred Stock.

The information as to shares beneficially owned has been individually furnished by our respective directors, named executive officers, and other stockholders, or taken from documents filed with the Securities and Exchange Commission.

Item 13.  Certain Relationships and Related Transactions

Certain Transactions with Directors and Executive Officers and 5% Stockholders

Except as disclosed in this Annual Report, neither our directors or executive officers nor any stockholder owning more than five percent of our issued shares, nor any of their respective associates or affiliates, had any material interest, direct or indirect, in any material transaction to which we were a party during fiscal 2002, or which is presently proposed.

See "Employment Agreements" for a summary of employment agreements with certain of our executive officers.

On September 9, 1999, the Company and Regent Pacific Management Corporation executed an agreement pursuant to which Regent Pacific agreed to provide certain key management employees' services to the Company at a fee of $45,000 per week, including the services of Mr. Service, as President and Chief Executive Officer, and up to two other Regent Pacific personnel as part of the Company's management team. The Regent Agreement also provided that Gary J. Sbona, Chairman and Chief Executive Officer of Regent Pacific, join the Company's Board of Directors. The Agreement had a one-year term and, on August 8, 2000 was extended for an additional one-year term, and provided for the availability of up to two additional executives to provide management services on an as needed basis, beginning as of February 12, 2000. The Agreement was again extended on October 30, 2001 for an additional one-year term under the same terms as the previous extension. The Agreement also required that the Company provide Director & Officer insurance for Messrs. Sbona and Service.

Simultaneously with the execution of the Regent Agreement, the Company entered into an employment agreement with Gary J. Sbona. As an inducement to Mr. Sbona to provide services as a part-time employee of the Company, the Board of Directors granted to him an option to purchase 350,000 shares of the Company's Common Stock at an exercise price of $6.00 per share. The shares subject to such option generally vest over a three year period, or sooner subject to certain conditions. On August 8, 2000 the Oversight Committee (later subsumed into the newly created Corporate Governance Committee) extended Mr. Sbona's Employment Agreement for an additional year and authorized the grant of an additional 350,000 shares to Mr. Sbona at an exercise price of $17.3875 per share. The shares subject to this option vest on the same basis as the shares granted in 1999. On October 30, 2001, the Oversight Committee of the Board of Directors extended Mr. Sbona's Employment Agreement for an additional year and authorized the grant of an additional 350,000 shares to Mr. Sbona at an exercise price of $12.4280.

On May 1, 1999, we entered into an employment agreement with G. Walter Loewenbaum II, Chairman of the Board, whereby Mr. Loewenbaum agreed to provide part-time services to us in the area of strategic direction in exchange for $10,000 per month and an option to purchase 150,000 shares of our common stock at a price of $6.6125 per share. The options vested on January 1, 2000. The original term of the agreement was for six (6) months. On December 20, 1999, the Board of Directors voted, with Mr. Loewenbaum abstaining, to change Mr. Loewenbaum's status to "at-will" employee pursuant to the terms and conditions of his employment agreement. On August 8, 2000 the Oversight Committee of the Board of Directors voted to increase Mr. Loewenbaum's monthly compensation to $15,000. On February 12, 2002, the Oversight Committee awarded Mr. Loewenbaum an option to purchase an additional 75,000 shares of our common stock at a price of $11.75 per share. These options vest in equal annual installments over a three-year period. Effective November 17, 2002, Mr. Loewenbaum resigned as an employee.

During 2001, we used Mr. Loewenbaum's fractional share interest in a corporate airplane for trips to and from our locations in Valencia, Grand Junction and Austin. In addition, the airplane was used by Mr. Loewenbaum for trips to our Board meetings. The total amount paid to Mr. Loewenbaum during 2001 for this use was $71,503.

In June 2000, we entered into a distribution agreement for ThermoJet printers with 3D Solid Solutions, which we refer to as 3DSS, a partnership in which Mr. Loewenbaum, the Chairman of our Board of Directors, is a limited partner. As of December 31, 2002, Solid Imaging Technologies, LLC, of which Mr. Loewenbaum is the sole member, was the general partner of 3DSS. In 2002, 3DSS paid us approximately $84,000 for the purchase of products and services.

In 1998, we adopted under the 1996 Stock Incentive Plan the Executive Long-Term Stock Incentive Plan pursuant to which we offered loans to our executive officers of up to $60,000 to purchase shares of the common stock reserved for issuance under the 1996 Plan. Charles W. Hull, our Executive Vice President, Chief Technology Officer, executed a promissory note for the principal amount of $60,000 that bears interest at the rate of 6% per annum. The note is secured by the shares of common stock purchased. Subject to certain forgiveness provisions set forth below, all principal and accrued interest outstanding under the note becomes due and payable upon the earlier to occur of (i) a sale, transfer or other disposition of the shares of common stock securing the note; (ii) the termination of the executive's employment with us; (iii) the fifth anniversary of the execution of the note; (iv) the sale, lease or other disposition of all or substantially all of our assets to a single purchaser or group of related purchasers; (v) the sale, lease or other disposition, in one transaction or a series of related transactions of the majority of our outstanding capital stock; or (vi) our merger or consolidation into or with another corporation in which our stockholders will own less than 50% of the voting securities of the surviving corporation. If during a fiscal year ending before January 1, 2004, we report earnings per share of: (a) at least $0.50 per share but less than $1.00 per share, we will forgive 1/3 of the original principal amount of the note, or a smaller amount of principal then outstanding, together with all of the interest accrued on the amount; (b) at least $1.00 per share but less than $1.50 per share, we will forgive 2/3 of the original principal amount of the note, or a smaller amount of principal then outstanding, together with all of the interest accrued on the amount; or (c) at least $1.50 per share, we will forgive the entire original principal amount of the note, or a smaller amount of principal then outstanding, together with all interest accrued on the amount; provided, however, that the provisions of clauses (a) and (b) of this sentence shall be applicable to Mr. Hull only one time. For the fiscal year ended December 31, 2000, we earned $0.63 per fully-diluted share; therefore, $20,000 of the principal amount of Mr. Hull's loan was forgiven together with $3,671 of interest.

Pursuant to a July 1990 Distribution Agreement with Vantico, Inc., successor to Ciba Specialty Chemicals, Inc., and subject to conditions set forth in the agreement, we have been Vantico's exclusive distributor (except in Japan) of all photopolymers manufactured by Vantico for use in stereolithography. We purchased from Vantico resins valued at approximately $183,815 net of product returns and applicable credits during fiscal 2002. Pursuant to a Settlement Agreement and Mutual General Releases dated March 19, 2002, the Distribution Agreement with Vantico terminated on April 22, 2002. In connection with the Settlement Agreement, Vantico paid us $22,000,000 by transferring to us 1,550,000 shares of our stock. A related Research and Development Agreement terminated at the same time.

In 1990, 3D Systems, Inc. acquired the patents for stereolithography technology from UVP, Inc. in exchange for $9,075,000, $500,000 of which was paid in cash and $350,000 by certain offsets. The balance of the purchase price ($8,225,000) is payable based upon sales of stereolithography systems and licensing of the patents and subject to certain conditions. Pursuant to a 1987 contract between UVP and Charles W. Hull, our Executive Vice President, Chief Technology Officer and a director of ours, Mr. Hull is entitled to receive from UVP, with respect to his prior relationship with UVP, an amount equal to 10% of all royalties or other amounts received by UVP with respect to the patents, but only after recoupment of certain expenses by UVP. To date, Mr. Hull has received $698,626 from UVP under that contract.

On May 5, 2003, we sold 2,634,016 shares of our Series B Convertible Preferred Stock for aggregate consideration of $15.8 million. The Series B Convertible Preferred Stock accrues dividends at 8% per share and is convertible at any time into approximately 2,634,016 shares of common stock at a price of $6.00 per common share. The stock is redeemable at our option after the third anniversary date. We are obligated to redeem any shares of Series B Convertible Preferred Stock outstanding at the tenth anniversary of the issuance date. The redemption price is $6.00, plus accrued and unpaid dividends. Messrs. Loewenbaum, Service and Hull, our Chairman of the Board, Chief Executive Officer and Chief Technology Officer, respectively, purchased an aggregate of $1,450,002 of the preferred shares. Additionally, Clark Partners I, L.P., a New York limited partnership, purchased $5.0 million of the preferred shares. Kevin Moore, a member of our Board of Directors, is the president of the general partner of Clark Partners I, L.P. In connection with the offering, Houlihan Lokey Howard & Zukin rendered its opinion that the terms of the offering were fair to the Company from a financial point of view. A special committee of the Board of Directors, composed entirely of disinterested independent directors, approved the offer and sale of the preferred shares and recommended the transaction to the Board of Directors. The Board of Directors also approved the transaction, with interested Board members not participating in the vote.

Our Board of Directors believes, based on its reasonable judgment, but without further investigation, that the terms of each of the foregoing transactions or arrangements between us on the one hand and our affiliates, officers, directors or stockholders which were parties to the transactions on the other hand, were, on an overall basis, at least as favorable to 3D as could then have been obtained from unrelated parties.

Item 14.  Controls and Procedures

Deloitte and Touche, which we refer to in this Report as Deloitte, the Company's independent auditor, in connection with its audit of the Company's financial statements for fiscal year 2002, identified sales transactions for which revenue had been recognized in the fourth quarter of 2002, which Deloitte believed should be recognized in other periods. Deloitte brought these issues to the attention of management. Management immediately notified the Audit Committee of the Board of Directors.

In response, the Audit Committee, which is comprised entirely of independent directors, immediately commenced an investigation into the Company's revenue recognition policies generally, and specifically with regard to the sales transactions identified by Deloitte, and other related or similar transactions. To assist it in this investigation, the Audit Committee retained Morgan Lewis & Bockius, LLP, which we refer to in this Report as Morgan Lewis, as independent counsel, and Morgan Lewis retained the accounting firm of BDO Seidman, LLP, which we refer to in this Report as BDO, to provide forensic accounting services in support of its work. The investigation included a review of the accounts of the Company during the period from October 1, 2001 through December 31, 2002 to assess the revenue recognition policies applied to these transactions, whether these transactions were departures from the Company's stated revenue recognition policy and accounting principles generally accepted in the United States of America and the reasons for any departures.

During the conduct of the investigation and the audit of the Company's financial statements for 2002, deficiencies in the Company's internal controls were identified relating to:

          .    accounting policies and procedures;

          .    personnel and their roles and responsibilities;

Deloitte has verbally advised the Audit Committee and management that these internal control deficiencies constitute reportable conditions and, collectively, a material weakness as defined in Statement of Auditing Standards No. 60. At the direction of the Audit Committee, the Company is implementing changes to its financial organization and enhancing its internal controls in response to BDO's conclusions. These changes include,

          . Retaining new management in senior finance and operations positions, and in many staff positions,

          .    terminating or reassigning senior officers and key employees,

          . developing a comprehensive policies and procedures manual, including written procedures for sales order documentation and shipping and storage, that is accessible and understood by all employees,

          . establishing an internal audit function and retaining an internal audit director,

          . clarifying the Company's revenue recognition policies and introducing more formalized and frequent training of finance, sales and other staff,

          . communicating a zero tolerance policy for employees who engage in violations of the Company's accounting policies and procedures,

          . establishing an anonymous hotline for employees to report potential violations of policies and procedures or of applicable laws or regulations, and

          . additional management oversight and detailed reviews of personnel, disclosures and reporting.

The Company has not yet completed the implementation of all of the changes identified above. In order to prepare the Annual Report on Form 10-K reflecting the restated fiscal 2001 and 2000 results, this Report, and the Quarterly Report on Form 10-Q for the quarter ended March 28, 2003, the Company implemented interim alternative and additional control measures (the "Interim Measures") to ensure that the financial statements, and other financial information included in these reports, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in these reports.

Our management, including the Chief Executive Officer and our Principal Accounting Officer, does not expect that our disclosure controls or our internal controls will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Evaluation of disclosure controls and procedures. During fiscal 2002, the Company formed a disclosure committee to assist the Chief Executive Officer and Principal Accounting Officer in fulfilling their responsibility in designing, establishing, maintaining and reviewing the Company's disclosure controls and procedures (the "Disclosure Committee"). The Disclosure Committee currently includes the Company's Chief Executive Officer, Principal Accounting Officer, General Counsel, Chief Technology Officer, Senior Vice President, Development and Operations, Senior Vice President, Worldwide Revenue Generation . Within 90 days prior to the date of filing this report, the Company's Chief Executive Officer and Principal Accounting Officer, along with the other members of the Disclosure Committee, evaluated the Company's disclosure controls and procedures. The Company's Chief Executive Officer and Principal Accounting Officer have concluded that, with the application of the Interim Measures together with the other changes to its organization and controls implemented to date, the disclosure controls and procedures are sufficient to bring to their attention on a timely basis material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings under the Exchange Act.

Changes in internal controls. Since the date of the last quarterly filing, the Company is in the process of implementing the changes identified above, and has applied the Interim Measures, all of which are intended to increase the effectiveness of its control procedures. Other than the aforementioned items, there were no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls.

Item 15.  Principal Accountant Fees and Services

Audit and Non-Audit Fees

      The following table presents fees billed for professional audit services rendered by Deloitte & Touche LLP for the audit of our annual financial statements for the years ended December 31, 2002, and December 31, 2001, and for other services rendered by Deloitte & Touche LLP during those periods:

                                             2002            2001
                                         ------------    ------------
                                            (amounts in thousands)
                Audit Fees (1)            $      660      $      289
                Audit Related Fees (2)            35              28
                Tax Fees (3)                     458             210
                All Other Fees (4)                 -              33
                                         ------------    ------------
                                          $    1,153      $      560
                                         ============    ============

(1) Audit fees consisted of audit work performed in the preparation of financial statements, as well as work generally only the independent auditor can reasonably be expected to provide, such as statutory audits.

(2) Audit related fees consist primarily of procedures related to registration statement filings and consultation on accounting standards.

(3) Tax fees include all tax services relating to tax compliance, tax planning and reporting.

(4) All other fees in 2001 consisted principally of services provided in connection with our acquisition of DTM Corporation.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-audit Services of Independent Auditors

     Consistent with SEC policies regarding auditor independence, the Audit Committee has responsibility for appointing, setting compensation and overseeing the work of the independent auditor. In recognition of this responsibility, the Audit Committee has established a policy to pre-approve all audit and permissible non-audit services provided by the independent auditor.

                                     PART IV

Item 16.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) (1)   Financial Statements

          The following Consolidated Financial Statements, Financial Statement Schedule and Exhibits are filed as part of this filing as listed on page F-1 of this document.

(a) (2)   Exhibits

          The following exhibits are included as part of this filing and incorporated herein by this reference:

3.1 Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to Form 8-B filed August 16, 1993, and the amendment thereto, filed on Form 8-B/A on February 4, 1994.

3.2 Amendment to Certificate of Incorporation filed on May 23, 1995. Incorporated by reference to Exhibit 3.2 to Registrant's Registration Statement on Form S-2/A filed on May 25, 1995.

3.3 Certificate of Designation of Rights, Preferences and Privileges of Preferred Stock. Incorporated by reference to Exhibit 2 to Registrant's Registration Statement on Form 8-A filed January 8, 1996.

3.4 Certificate of Designations of the Series B Convertible Preferred Stock, filed with the Secretary of State of Delaware on May 2, 2003. Incorporated by reference to Exhibit 3.1 to Registrant's Current Report on Form 8-K, filed on May 7, 2003.

3.5 Bylaws of Registrant. Incorporated by reference to Exhibit 3.2 to Form 8-B filed August 16, 1993, and the amendment thereto, filed on Form 8-B/A on February 4, 1994.

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

4.5 3D Systems Corporation 1996 Stock Incentive Plan. Incorporated by reference to Appendix A to Registrant's Definitive Proxy Statement filed on March 30, 2001.

4.6* Form of Incentive Stock Option Contract for Executives pursuant to the 1996 Stock Incentive Plan. Incorporated by reference to Exhibit 4.6 of Registrant's Form 10-K for the year ended December 31, 2000.

4.7* Form of Non-Statutory Stock Option Contract for Executives pursuant to the 1996 Stock Incentive Plan. Incorporated by reference to Exhibit
          4.7 of Registrant's Form 10-K for the year ended December 31, 2000.

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

4.9* Form of Employee Non-Statutory Stock Option Contract pursuant to the 1996 Stock Incentive Plan.

          Incorporated by reference to Exhibit 4.9 of Registrant's Form 10-K for the year ended December 31, 1999.

4.10* 3D Systems Corporation 1996 Non-Employee Directors' Stock Option Plan. Incorporated by reference to Appendix B to Registrant's Definitive Proxy Statement filed on March 30, 2001.

4.11* Form of Director Option Contract pursuant to the 1996 Non-Employee Director Stock Option Plan. Incorporated by reference to Exhibit 4.5 of Registrant's Form 10-K for the year ended December 31, 1999.

4.12 3D Systems Corporation 1998 Employee Stock Purchase Plan. Incorporated by reference to Exhibit 4.1 to Registrant's Registration Statement on Form S-8 filed on July 10, 1998.

4.13 3D Systems Corporation 2001 Stock Option Plan. Incorporated by reference to Exhibit 10.1 to Registrant's Registration Statement on Form S-8 filed on June 11, 2001.

10.1 Lease dated as of July 12, 1988, by and between 3D Systems, Inc. and Valencia Tech Associates. Incorporated by reference to Exhibit 3.1 to 3-D Canada's Annual Report on Form 20-F for the year ended December 31, 1987 (Reg. No. 0-16333).

10.2 Third Amendment to Lease dated as of August 27, 2002 by and between Katell Valencia Associates, a California limited partnership and 3D Systems, Inc., a California corporation.

10.3 Amendment No. 1 to Lease Agreement between 3D Systems, Inc. and Katell Valencia Associates, a California limited partnership, dated May 28, 1993. Incorporated by reference to Exhibit 10.2 to Form 8-B filed August 16, 1993, and the amendment thereto, filed on Form 8-B/A on February 4, 1994.

10.4 Agreement dated as of July 19, 1988, by and among 3D Systems, Inc., UVP, Cubital, Ltd. and Scitex Corporation Ltd. Incorporated by reference to Exhibit 3.10 to 3-D Canada's Annual Report on Form 20-F for the year ended December 31, 1987 (Reg. No. 0-16333).

10.5 Patent Purchase Agreement dated January 5, 1990 by and between 3D Systems, Inc. and UVP. Incorporated by reference to Exhibit 10.28 to 3-D Canada's Registration Statement on Form S-1 (Reg. No. 33-31789).

10.6 Security Agreement dated as of the 5th day of January, 1990 by and between UVP and 3D Systems, Inc. relating to security interest in UVP Patent. Incorporated by reference to Exhibit 10.29 to 3-D Canada's Registration Statement on Form S-1 (Reg. No. 33-31789).

10.7 Assignment of UVP Patent dated January 12, 1990 by UVP to 3D Inc. Incorporated by reference to Exhibit 10.30 to 3-D Canada's Registration Statement on Form S-1 (Reg. No. 33-31789).

10.8 Form of Indemnification Agreement between Registrant and certain of its executive officers and directors. Incorporated by reference to
          Exhibit 10.18 to Form 8-B filed August 16, 1993, and the amendment thereto, filed on Form 8-B/A on February 4, 1994.

10.9 Agreement dated October 4, 1995 between Registrant and Mesa County Economic Development Council, Inc., a Colorado non-profit corporation. Incorporated by reference to Exhibit 10.1 to Registrant's Form 10-Q for the quarterly period ended September 29, 1995, filed on November 13, 1995.

10.10 Retainer Agreement effective September 9, 1999 between Registrant and Regent Pacific Management Corporation. Incorporated by reference to
          Exhibit 10.1 to Registrant's Current Report on Form 8-K, filed on February 23, 2000.

10.11 Patent License Agreement dated December 16, 1998 by and between 3D Systems, Inc., NTT Data CMET, Inc. and NTT Data Corporation. Incorporated by reference to Exhibit 10.56 to Form 10-K for the year ended December 31, 1998.

10.12 Stock Option Agreement dated May 20, 1999 between Registrant and Arthur B. Sims. Incorporated by reference to Exhibit 10.54 to Form 10-K for the year ended December 31, 1999, filed on March 30, 2000.

10.13 Amendment to Retainer Agreement effective August 8, 2000 between Registrant and Regent Pacific Management Corporation. Incorporated by reference to Exhibit 10.1 to Registrant's Form 10-Q for the third quarter of 2000, filed on November 9, 2000.

10.14 Amendment dated August 27, 1998 to R&D Agreement of July 1, 1990 between Registrant and Ciba-Geigy Limited. Incorporated by reference to Exhibit 10.41 of Registrant's Form 10-K for the year ended December 31, 2000.

10.15 Termination Agreement dated July 21, 2000, between 3D Systems Corporation, a California Corporation, Charles W. Hull ("Hull"), as Founders' Agent pursuant to the Shareholders Agreement and Ciba Specialty Chemicals Canada Inc., a Canadian corporation ("Ciba Canada"), terminating the Shareholders' Agreement, dated April 10, 1991, among 1726 Holdings Ltd., a British Columbia corporation ("1726"), Lionheart Capital Corp., a British Columbia corporation ("Lionheart"), 3-D Canada, and Raymond S. Freed, Charles W. Hull, Bethany Griffiths, Virginia Hiramatsu, Paul B. Warren and Edwin J. Kaftal (Freed, Hull, Griffiths, Hiramatsu, Warren and Kaftal are collectively referred to as the "Founders"), dated as of May 5, 1993, by and among 1726, Lionheart, 3-D Canada, the Founders and Registrant. Incorporated by reference to Exhibit 10.42 of Registrant's Form 10-K for the year ended December 31, 2000.

10.16 Agreement and Plan of Merger by and among Registrant, Tiger Deals, Inc., a Delaware corporation, and DTM Corporation, a Texas corporation. Incorporated by reference to Form 8-K, filed April 2, 2001.

10.17 Amendment to Employment Agreement effective October 30, 2001 between Registrant and Gary J. Sbona. Incorporated by reference to Exhibit
          10.44 of Registrant's Form 10-K for the year ended December 31, 2001, filed on March 27, 2002.

10.18 Agreement effective October 30, 2001 between Registrant and Regent Pacific Management Corporation. Incorporated by reference to Exhibit
          10.45 of Registrant's Form 10-K for the year ended December 31, 2001, filed on March 27, 2002.

10.19 Employment Agreement for Brian Service dated October 15, 2002. Incorporated by reference to Exhibit 10.9 to Registrant's Form 10-Q for the quarterly period ended September 27, 2002, filed on November 12, 2002.

10.20*    Consulting Agreement for Brian Service dated November 18, 2002.

10.21 Debenture Purchase Agreement dated as of December 19, 2001, by and among Registrant and the purchasers listed on Schedule I thereto.

10.22 Rights Agreement dated as of December 4, 1995, between Registrant and U.S. Stock Transfer Corporation, as Rights Agent. Incorporated by reference to Exhibit 1 to Registrant's Registration Statement on Form 8-A filed January 8, 1996.

10.23* Stock Option Agreement dated July 1, 1999, between Registrant and G. Walter Loewenbaum II. Incorporated by reference to Exhibit 10.1 to Registrant's Registration Statement on Form S-8 filed on March 4, 2002.

10.24* Stock Option Agreement dated September 9, 1999, between Registrant and Gary J. Sbona. Incorporated by reference to Exhibit 10.2 to Registrant's Registration Statement on Form S-8 filed on March 4, 2002.

10.25* Stock Option Agreement dated May 20, 1999, between Registrant and Arthur B. Sims. Incorporated by reference to Exhibit 10.3 to Registrant's Registration Statement on Form S-8 filed on March 4, 2002.

10.26     Intentionally omitted.

10.27 Amendment Agreement Number One to Loan and Security Agreement dated July 26, 2001. Incorporated by reference to Exhibit 10.1 to Registrant's Form 10-Q for the quarterly period ended September 27, 2002, filed on November 12, 2002.

10.28 Amendment Agreement Number Two to Loan and Security Agreement dated August 16, 2001. Incorporated by reference to Exhibit 10.2 to Registrant's Form 10-Q for the quarterly period ended September 27, 2002, filed on November 12, 2002.

10.29 Amendment Agreement Number Three to Loan and Security Agreement dated October 1, 2001. Incorporated by reference to Exhibit 10.3 to Registrant's Form 10-Q for the quarterly period ended September 27, 2002, filed on November 12, 2002.

10.30 Amendment Agreement Number Four to Loan and Security Agreement dated November 1, 2001. Incorporated by reference to Exhibit 10.4 to Registrant's Form 10-Q for the quarterly period ended September 27, 2002, filed on November 12, 2002.

10.31 Amendment Agreement Number Five to Loan and Security Agreement dated December 20, 2001. Incorporated by reference to Exhibit 10.5 to Registrant's Form 10-Q for the quarterly period ended September 27, 2002, filed on November 12, 2002.

10.32 Amendment Agreement Number Six to Loan and Security Agreement dated August 30, 2002. Incorporated by reference to Exhibit 10.6 to Registrant's Form 10-Q for the quarterly period ended September 27, 2002, filed on November 12, 2002.

10.33 Amendment Agreement Number Seven to Loan and Security Agreement dated October 1, 2002. Incorporated by reference to Exhibit 10.7 to Registrant's Form 10-Q for the quarterly period ended September 27, 2002, filed on November 12, 2002.

10.34 Amendment Agreement Number Eight to Loan and Security Agreement dated November 12, 2002. Incorporated by reference to Exhibit 10.8 to Registrant's Form 10-Q for the quarterly period ended September 27, 2002, filed on November 12, 2002.

10.35 Sixth Amendment to Reimbursement Agreement dated November 8, 2002. Incorporated by reference to Exhibit 10.10 to Registrant's Form 10-Q for the quarterly period ended September 27, 2002, filed on November 12, 2002.

10.36     Form of Securities Purchase Agreement. Incorporated by reference to
          Exhibit 10.1 to Registrant's Current Report on Form 8-K, filed on May 7, 2003.

10.37 Waiver Agreement Number Two, dated as of May 1, 2003, between and among U.S. Bank National Association, Registrant, and 3D Holdings, LLC. Incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K, filed on May 7, 2003.

10.38* Employment Agreement dated March 1, 1994, by and among Registrant, 3D Systems, Inc., a California corporation and Charles W. Hull. Incorporated by reference to Exhibit 10.1 to Registrant's Form 10-Q for the quarterly period ended July 1, 1994, filed on August 9, 1994.

16.1 Letter, dated April 23, 2003, from Deloitte & Touche LLP to the Securities and Exchange Commission. Incorporated by reference to
          Exhibit 16.1 to Registrant's Current Report on Form 8-K, filed on April 23, 2003.

16.2 Letter, dated April 29, 2003, from Deloitte & Touche LLP to the Securities and Exchange Commission. Incorporated by reference to
          Exhibit 16.1 to Registrant's Current Report on Form 8-K, filed on April 30, 2003.

21.1      Subsidiaries of Registrant.

23.1      Consent of Independent Auditors - Deloitte & Touche LLP.

99.1 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated June 30, 2003.

99.2 Certification of Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated June 30, 2003.

(b)       Reports on Form 8-K

          Current Report on Form 8-K, reporting under Items 5 and 7, filed October 25, 2002.

__________________
* Management contract or compensatory plan or arrangement

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                  AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

Consolidated Financial Statements

Independent Auditors' Report .................................................................  F-2
Consolidated Balance Sheets as of December 31, 2002 and 2001 (Restated) ......................  F-3
Consolidated Statements of Operations for the Years Ended December 31, 2002, 2001
(Restated) and 2000 (Restated) ...............................................................  F-4
Consolidated Statements of Stockholders' Equity for the Years Ended
December 31, 2002, 2001 (Restated) and 2000 (Restated) .......................................  F-5
Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001
(Restated) and 2000 (Restated) ...............................................................  F-6
Consolidated Statements of Comprehensive (Loss) Income for the Years Ended
December 31, 2002, 2001 (Restated) and 2000 (Restated) .......................................  F-8
Notes to Consolidated Financial Statements for the Years Ended December 31, 2002,
2001 and 2000 ................................................................................  F-9

Consolidated Financial Statement Schedule

Independent Auditors' Report ................................................................. F-34

Schedule II -- Valuation and Qualifying Accounts for the Years Ended December 31, 2002,
2001 and 2000 ................................................................................ F-35

                                      F1

INDEPENDENT AUDITORS' REPORT


To the Stockholders and Board of Directors of 3D Systems Corporation
Valencia, California

We have audited the accompanying consolidated balance sheets of 3D Systems Corporation and its subsidiaries (the "Company") as of December 31, 2002 and 2001 and the related consolidated statements of operations, stockholders' equity, cash flows and comprehensive (loss) income for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of 3D Systems Corporation and its subsidiaries as of December 31, 2002 and 2001 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements for the year ended December 31, 2002 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's recurring losses from operations, working capital deficiency and accumulated deficit raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 24, the accompanying 2001 and 2000 financial statements have been restated.

/s/ Deloitte & Touche LLP
------------------------------------
Deloitte & Touche LLP

Los Angeles, California
June 20, 2003

                             3D SYSTEMS CORPORATION
                           Consolidated Balance Sheets
                        As of December 31, 2002 and 2001

                                                                                                                 2001
                                                                                                              As Restated
                                         ASSETS                                             2002             (See Note 24)
                                                                                        ---------------   -------------------
                                                                                         (in thousands, except par value)
Current assets:
   Cash and cash equivalents                                                            $      2,279      $             5,948
   Accounts receivable, net of allowance for
     doubtful accounts of $3,068 (2002) and $1,755 (2001)                                     27,420                   36,262
   Current portion of lease receivables                                                          322                      498
   Inventories                                                                                12,564                   18,546
   Deferred income taxes                                                                         ---                    5,271
   Prepaid expenses and other current assets                                                   3,687                    2,817
                                                                                        ------------      -------------------
     Total current assets                                                                     46,272                   69,342

Property and equipment, net                                                                   15,339                   17,864
Licenses and patent costs, net                                                                14,960                   12,314
Deferred income taxes                                                                            ---                    6,750
Lease receivables, less current portion and net of allowance of
   $414 (2002) and $247 (2001)                                                                   553                    1,750
Acquired technology, net                                                                       7,647                    9,192
Goodwill                                                                                      44,456                   44,158
Other assets, net                                                                              3,006                    3,572
                                                                                        ------------      -------------------
                                                                                        $    132,233      $           164,942
                                                                                        ============      ===================
                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Line of credit                                                                       $      2,450       $            6,151
   Accounts payable                                                                           10,830                   12,819
   Accrued liabilities                                                                        15,529                   15,608
   Current portion of long-term debt                                                          10,500                    3,135
   Customer deposits                                                                             801                    1,624
   Deferred revenues                                                                          14,770                   13,997
                                                                                        ------------      -------------------
     Total current liabilities                                                                54,880                   53,334

Deferred tax liabilities                                                                         ---                    4,210
Other liabilities                                                                              3,397                    3,329
Long-term debt, less current portion                                                           4,090                   16,240
Subordinated debt                                                                             10,000                    9,400
                                                                                        ------------      -------------------
                                                                                              72,367                   86,513
                                                                                        ------------      -------------------
Commitments and contingencies (Note 20)                                                          ---                      ---
Stockholders' equity:
   Preferred stock, authorized 5,000 shares; none issued                                         ---                      ---
   Common stock, $.001 par value, authorized 25,000 shares; issued and outstanding
     12,725 (2002); and issued 13,357 and outstanding 13,132 (2001)                               13                       13
   Capital in excess of par value                                                             84,931                   93,173
   Notes receivable from officers and employees                                                  (59)                    (244)
   Accumulated deficit                                                                       (21,419)                  (6,553)
   Accumulated other comprehensive loss                                                       (3,600)                  (6,420)
   Treasury stock,  225 shares (2001) at cost                                                    ---                   (1,540)
                                                                                        ------------      -------------------
     Total stockholders' equity                                                               59,866                   78,429
                                                                                        ------------      -------------------
                                                                                        $    132,233      $           164,942
                                                                                        ============      ===================

          See accompanying notes to consolidated financial statements.

                                       F3

                             3D Systems Corporation
                      Consolidated Statements of Operations
                  Years ended December 31, 2002, 2001 and 2000

                                                                                              2001                    2000
                                                                                           As Restated             As Restated
                                                                      2002                (See note 24)           (See note 24)
                                                              ----------------------  ----------------------  ----------------------
                                                                            (in thousands, except per share amounts)
Sales:
   Products                                                   $              81,039   $              84,558   $              79,857
   Services                                                                  34,922                  34,182                  29,429
                                                              ----------------------  ----------------------  ----------------------
     Total sales                                                            115,961                 118,740                 109,286
                                                              ----------------------  ----------------------  ----------------------

Cost of sales:
   Products                                                                  43,398                  42,278                  34,969
   Services                                                                  25,942                  24,961                  21,729
                                                              ----------------------  ----------------------  ----------------------
     Total cost of sales                                                     69,340                  67,239                  56,698
                                                              ----------------------  ----------------------  ----------------------
   Gross profit                                                              46,621                  51,501                  52,588
                                                              ----------------------  ----------------------  ----------------------

Operating expenses:
   Selling, general and administrative                                       48,331                  42,807                  32,710
   Research and development                                                  15,366                  11,010                   7,814
   Severance and other restructuring costs                                    4,354                     ---                     ---
                                                              ----------------------  ----------------------  ----------------------
     Total operating expenses                                                68,051                  53,817                  40,524
                                                              ----------------------  ----------------------  ----------------------

(Loss) income from operations                                               (21,430)                 (2,316)                 12,064

Interest and other (expense) income, net                                     (2,991)                 (1,033)                    115

Gain on arbitration settlement                                               18,464                     ---                     ---
                                                              ----------------------  ----------------------  ----------------------
(Loss) income before income taxes                                            (5,957)                 (3,349)                 12,179

Provision for (benefit from) income taxes                                     8,909                    (992)                  4,309
                                                              ----------------------  ----------------------  ----------------------

Net (loss) income                                             $             (14,866)  $              (2,357)  $               7,870
                                                              ======================  ======================  ======================

Shares used to calculate basic net (loss) income per share                   12,837                  12,579                  11,851
                                                              ======================  ======================  ======================

Basic net (loss) income per share                             $               (1.16)  $               (0.19)  $                0.66
                                                              ======================  ======================  ======================

Shares used to calculate diluted net (loss) income per
   share                                                                     12,837                  12,579                  12,889
                                                              ======================  ======================  ======================

Diluted net (loss) income per share                           $               (1.16)  $               (0.19)  $                0.61
                                                              ======================  ======================  ======================

          See accompanying notes to consolidated financial statements.

                                       F4

                             3D Systems Corporation
                 Consolidated Statements of Stockholders' Equity
                  Years ended December 31, 2002, 2001 and 2000

                                                                 Notes
                                                               Receivable                   Accumulated
                              Common Stock      Capital in    From Officers                    Other                     Total
                                   Par Value   Excess of Par       And       Accumulated   Comprehensive   Treasury   Stockholders'
                           Shares   $0.001         Value        Employees      Deficit         Loss         Stock        Equity
                           ------  ---------   -------------  -------------  -----------   -------------   --------   -------------
                                                                     (in thousands)
Balance at January 1,
  2000                     11,433  $      12   $      75,064  $        (240) $   (12,066)  $      (1,622)  $ (1,540)  $      59,608
Exercise of stock options     779         (a)          4,848            ---          ---             ---        ---           4,848
Shares exchanged in
  option exercise             (39)        (a)           (669)           ---          ---             ---        ---            (669)
Exercise of stock
  warrants                      5         (a)             29            ---          ---             ---        ---              29
Employee stock purchase
  plan                         20         (a)            191            ---          ---             ---        ---             191
Forgiveness of officer
  loans                       ---        ---               7             40          ---             ---        ---              47
Employee stock loans          ---        ---             ---           (250)         ---             ---        ---            (250)
Repayment of officer
  loans                       ---        ---             ---            120          ---             ---        ---             120
Tax benefit related to
  stock option exercises      ---        ---           2,046            ---          ---             ---        ---           2,046
Stock-based
  compensation                ---        ---              52            ---          ---             ---        ---              52
Net income (As restated,
  see note 24)                ---        ---             ---            ---        7,870             ---        ---           7,870
Cumulative translation
  adjustment                  ---        ---             ---            ---          ---          (2,370)       ---          (2,370)
                           ------  ---------   -------------  -------------  -----------   -------------   --------   -------------
Balance at December 31,
  2000 (As restated, see
  note 24)                 12,198         12          81,568           (330)      (4,196)         (3,992)    (1,540)         71,522
Exercise of stock options     294         (a)          2,127             --           --              --         --           2,127
Private placement             617         (a)          8,021             --           --              --         --           8,021
Employee stock purchase
  plan                         23          1             242             --           --              --         --             243
Repayment of officer
  loans                        --         --              --             86           --              --         --              86
Tax benefit related to
  stock option exercises       --         --           1,215             --           --              --         --           1,215
Net loss (As restated, see
  note 24)                     --         --              --             --       (2,357)             --         --          (2,357)
Cumulative translation
  adjustment                   --         --              --             --           --          (2,428)        --          (2,428)
                           ------  ---------   -------------  -------------  -----------   -------------   --------   -------------
Balance at December 31,
  2001 (As restated, see
  note 24)                 13,132         13          93,173           (244)      (6,553)         (6,420)    (1,540)         78,429
Exercise of stock
  options                     117         (a)            850            ---          ---             ---        ---             850
Employee stock purchase
  plan                         26         (a)            202            ---          ---             ---        ---             202
Private placement, net      1,000          1          12,491            ---          ---             ---        ---          12,492
Vantico settlement         (1,550)        (1)        (20,309)           ---          ---             ---        ---         (20,310)
Repayment of officer
  loans                       ---        ---             ---            185          ---             ---        ---             185
Issuance of warrants          ---        ---              64            ---          ---             ---        ---              64
Retirement of treasury
  shares                      ---        ---          (1,540)           ---          ---             ---      1,540             ---
Net loss                      ---        ---             ---            ---      (14,866)            ---        ---         (14,866)
Cumulative translation
  adjustment                  ---        ---             ---            ---          ---           2,820        ---           2,820
                           ------  ---------   -------------  -------------  -----------   -------------   --------   -------------
Balance at December 31,
  2002                     12,725  $      13   $      84,931  $         (59) $   (21,419)  $      (3,600)  $    ---   $      59,866
                           ======  =========   =============  =============  ===========   =============   ========   =============

________________________________________
(a) Amounts not shown due to rounding

          See accompanying notes to consolidated financial statements.

                                       F5

                             3D Systems Corporation
                      Consolidated Statements of Cash Flows
                  Years ended December 31, 2002, 2001 and 2000

                                                                                                     2001               2000
                                                                                                  As Restated        As Restated
Cash flows from operating activities:                                            2002             See note 24        See note 24
                                                                           -----------------   -----------------  ------------------
                                                                                                (in thousands)
   Net (loss) income                                                       $         (14,866)  $          (2,357) $           7,870
   Adjustments to reconcile net (loss) income to net cash
    provided by operating activities:
     Deferred income taxes                                                             7,813              (1,882)             1,979
     Gain on arbitration settlement (including $1,846 included in S,G&A
        for legal reimbursement)                                                     (20,310)                 --                 --
     Depreciation and amortization                                                     9,902               7,704              6,245
     Forgiveness of officer loan                                                          --                 ---                 47
     Tax benefit related to stock option exercises                                        --               1,215              2,046
     Stock-based compensation                                                             64                  --                 52
     Loss on disposition of property and equipment                                       263                 834                 --
   Changes in operating accounts, excluding effects of acquisitions:
     Accounts receivable                                                              11,466                 753             (7,105)
     Lease receivables                                                                 1,373               2,927             (2,083)
     Inventories                                                                       7,088              (2,655)            (7,079)
     Prepaid expenses and other current assets                                          (612)              1,849             (1,520)
     Other assets                                                                        486                (186)            (2,523)
     Accounts payable                                                                 (2,575)              2,096              2,536
     Accrued liabilities                                                               2,067              (2,324)               548
     Customer deposits                                                                  (824)                409                745
     Deferred revenues                                                                    88                 161              4,799
     Other liabilities                                                                  (109)             (1,895)            (1,431)
                                                                           -----------------   -----------------  -----------------
        Net cash provided by operating activities                                      1,314               6,649              5,126
                                                                           -----------------   -----------------  -----------------
Cash flows from investing activities:
   Purchase of property and equipment                                                 (3,210)             (3,317)            (4,893)
   Proceeds on disposition of property and equipment                                     602                  --              2,958
   Additions to licenses and patent costs                                             (4,724)             (1,173)              (368)
   Disposition of licenses and patents                                                    --                  --                101
   Software development costs                                                           (364)               (489)              (442)
   Investment in DTM                                                                    (138)            (49,551)                --
   Investment in RPC                                                                  (1,981)             (2,171)                --
   Investment in OptoForm SARL                                                        (1,200)             (1,387)                --
                                                                           -----------------   -----------------  -----------------
        Net cash used for investing activities                                       (11,015)            (58,088)            (2,644)
                                                                           -----------------   -----------------  -----------------
Cash flows from financing activities:
   Exercise of stock options and stock purchase plan                                   1,052               2,369              4,399
   Employee loans for stock option exercises                                              --                  --               (250)
   Borrowings                                                                         44,564              53,492                 --
   Repayment of long-term debt                                                       (52,450)            (23,061)              (110)
   Repayment of notes receivable from officers and employees                             185                  86                120
   Proceeds from sale of stock                                                        12,492               8,021                 --
                                                                           -----------------   -----------------  -----------------
        Net cash provided by financing activities                                      5,843              40,907              4,159
                                                                           -----------------   -----------------  -----------------
   Effect of exchange rate changes on cash                                               189              (2,519)              (195)
                                                                           -----------------   -----------------  -----------------
Net (decrease) increase in cash and cash equivalents                                  (3,669)            (13,051)             6,446
Cash and cash equivalents at the beginning of the period                               5,948              18,999             12,553
                                                                           -----------------   -----------------  -----------------
Cash and cash equivalents at the end of the period                         $           2,279   $           5,948  $          18,999
                                                                           =================   =================  =================
Supplemental disclosures of cash flow information:
   Cash paid  during the year for:
     Interest                                                              $           1,918   $             764  $             180
                                                                           =================   =================  =================
     Income taxes                                                          $             732   $             903  $              97
                                                                           =================   =================  =================

          See accompanying notes to consolidated financial statements.

                                       F6

                             3D Systems Corporation
                      Consolidated Statements of Cash Flows
                  Years ended December 31, 2002, 2001 and 2000
                                 (in thousands)

Supplemental schedule of non cash investing activities:

On August 24, 2001, the Company acquired DTM Corporation ("DTM") for $44.6 million in cash, plus $4.9 million in acquisition costs. In conjunction with the merger, the following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition as follows:

      Fair value of tangible assets acquired                             $    14,643
      Fair value of goodwill and other identifiable intangible assets         49,332
      Purchase price                                                         (49,551)
                                                                         ===========
      Liabilities assumed                                                $    14,424
                                                                         ===========

In conjunction with the acquisitions of OptoForm (February 2001) and RPC (September 2001), the Company recorded current liabilities of $1.2 million and $2.0 million, respectively, which were paid in 2002. In connection with the RPC acquisition, the Company is carrying a $1.6 million current liability, at December 31, 2002, related to payments due to RPC shareholders in September 2003.

In 2002, 2001 and 2000, the Company transferred $4.8 million, $4.7 million and $2.2 million, respectively of property and equipment from inventories to fixed assets. Additionally, $5.9 million, $1.6 million and $2.9 million of property and equipment was transferred from fixed assets to inventories in 2002, 2001 and 2000, respectively.

In conjunction with the $22 million arbitration settlement with Vantico, which was settled through the return of shares to the Company, the Company allocated $1.7 million to a put option which is included as an addition to stockholders' equity in 2002.

          See accompanying notes to consolidated financial statements.

                                       F7

                             3D Systems Corporation
             Consolidated Statements of Comprehensive (Loss) Income
                  Years ended December 31, 2002, 2001 and 2000

                                                                                           2001               2000
                                                                                       As restated        As restated
                                                                        2002          (see note 24)      (see note 24)
                                                                   --------------    ---------------    ---------------
                                                                                      (in thousands)
Net (loss) income                                                  $      (14,866)   $        (2,357)   $         7,870
Other comprehensive (loss) income:
   Foreign currency translation adjustments                                 2,820             (2,428)            (2,370)
                                                                   --------------    ---------------    ---------------
Comprehensive (loss) income                                        $      (12,046)   $        (4,785)   $         5,500
                                                                   ==============    ===============    ===============

          See accompanying notes to consolidated financial statements.

                                       F8

                             3D Systems Corporation
                   Notes to Consolidated Financial Statements
                  Years ended December 31, 2002, 2001 and 2000

(1)      Going Concern

         The consolidated financial statements for the year ended December 31, 2002 have been prepared assuming the Company will continue as a going concern. The Company incurred operating losses totaling $21.4 million and $2.3 million for the years ended December 31, 2002 and 2001, respectively. In addition, the Company has a working capital deficit of $8.6 million and an accumulated deficit of $21.4 million at December 31, 2002. These factors among others raise substantial doubt about the Company's ability to continue as a going concern.

         Management's plans include raising additional debt and equity financing. In May 2003, the Company sold approximately 2.6 million shares of its Series B Convertible Preferred Stock for aggregate consideration of $15.8 million (Note 23 -Preferred Stock). Subsequently, on May 5, 2003 the Company repaid the US Bank term loan balance of $9.6 million (Note 14 - Borrowings).

         Management intends to obtain debt financing to replace the US Bank financing and currently has a proposal from Congress Financial to provide a secured revolving credit facility of up to $20 million. Additionally, management intends to pursue a program to increase margins and continue cost saving programs. However, there is no assurance that the Company will succeed in accomplishing any or all of these initiatives.

         The accompanying consolidated financial statements do not include any adjustments relating to the recoverability or classification of asset carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

(2)      Basis of Presentation

         The Company reports its interim financial information on a 13-week basis ending the last Friday of each quarter, and reports its annual financial information through the calendar year ended December 31. The consolidated financial statements include the accounts of 3D Systems Corporation and its wholly owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to the prior year consolidated financial statements to conform to the current year presentation.

(3)      Significant Accounting Policies

         (a)      Recent Accounting Pronouncements

                  In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 replaces Emerging Issues Task Force (EITF) Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 will not have a material impact on the Company's results of operations or financial condition.

                  In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure", which amended SFAS No. 123, "Accounting for Stock-Based Compensation." The new standard provides alternative methods of transition for a voluntary change to the fair market value based method for accounting for stock-based employee compensation. Additionally, the statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. In compliance with SFAS No. 123, the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation plan as defined by Accounting Principles Board ("APB") Opinion No. 25 and has made the applicable disclosures later in this Note.

                  In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards on the classification and

                                       F9
                  measurement of financial instruments with characteristics of both liabilities and equity. SFAS No. 150 will become effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective for the first interim period beginning after June 15, 2003. The Company is in the process of assessing the effect of SFAS No. 150 and does not expect the implementation of the pronouncement to have a material effect on its financial condition or results of operations.

                  In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation it has undertaken in issuing the guarantee. The Company will apply FIN 45 to guarantees, if any, issued after December 31, 2002. The Company has not yet evaluated the financial statement impact of the adoption of FIN 45. FIN 45 also requires guarantors to disclose certain information for guarantees, beginning December 31, 2002. These financial statements contain the required disclosures.

                  In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." FIN 46 requires an investor with a majority of the variable interests in a variable interest entity to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A variable interest entity is an entity in which the equity investors do not have a controlling financial interest or the equity investment at risk is insufficient to finance the entity's activities without receiving additional subordinated financial support from other parties. The Company does not expect to identify any variable interest entities that must be consolidated.

         (b)      Revenue Recognition

                  Revenues from the sale of systems and related products are recognized upon shipment, provided that both title and risk of loss have passed to the customer and collection is reasonably assured. Some sales transactions are bundled and include equipment, software license, warranty, training and installation. The Company allocates and records revenue in these transactions based on vendor specific objective evidence that has been accumulated through historic operations. The process of allocating the revenue involves some management judgments. Revenues from services are recognized at the time of performance. We provide end users with maintenance under a warranty agreement for up to one year and defer a portion of the revenues at the time of sale based on the relative fair value of those services. After the initial warranty period, we offer these customers optional maintenance contracts; revenue related to these contracts is deferred and recognized ratably over the period of the contract. Our warranty costs were $4.6 million, $4.2 million and $3.8 million, for the years ended December 31, 2002, 2001 and 2000, respectively. The Company's systems are sold with software products that are integral to the operation of the systems. These software products are not sold separately.

                  Certain of the Company's sales were made through a sales agent to customers where substantial uncertainty exists with respect to collection of the sales price. The substantial uncertainty is generally a result of the absence of a history of doing business with the customer and uncertain political environment in the country in which the customer does business. For these sales, the Company records revenues based on the cost recovery method, which requires that the sales proceeds received are first applied to the carrying amount of the asset sold until the carrying amount has been recovered, thereafter, all proceeds are credited to sales.

                  Credit is extended based on an evaluation of each customer's financial condition. To reduce credit risk in connection with systems sales the Company may, depending upon the circumstances, require significant deposits prior to shipment and may retain a security interest in the system until fully paid. The Company often requires international customers to furnish letters of credit.

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

         (d)      Allowance for Doubtful Accounts

                                       F10

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

         (f)      Inventories

                  Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out method. Reserves for slow moving and obsolete inventories are provided based on historical experience and current product demand. The Company evaluates the adequacy of these reserves quarterly. The reserve for slow moving and obsolete inventory was $1,876 and $1,618 at December 31, 2002 and 2001, respectively. Inventories consigned to a sales agent at December 31, 2002 and 2001 were $0.2 million and $0.1 million, respectively.

         (g)      Property and Equipment

                  Property and equipment are carried at cost and depreciated on a straight-line basis over the estimated useful lives of the related assets, generally three to thirty years. Leasehold improvements are amortized on a straight-line basis over their estimated useful lives, or the lives of the leases, whichever is shorter. Realized gains and losses are recognized upon disposal or retirement of the related assets and are reflected in results of operations. Repair and maintenance charges are expensed as incurred.

         (h)      Goodwill and Intangible Assets

                  The Company has applied Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" in its allocation of the purchase price of DTM Corporation (DTM) and RPC Ltd. (RPC). The annual impairment testing required by SFAS No. 142, "Goodwill and Other Intangible Assets" requires the Company to use its judgment and could require the Company to write-down the carrying value of its goodwill and other intangible assets in future periods. SFAS No. 142 requires companies to allocate their goodwill to identifiable reporting units, which are then tested for impairment using a two-step process detailed in the statement. The first step requires comparing the fair value of each reporting unit with its carrying amount, including goodwill. If that fair value exceeds the carrying amount, the second step of the process is not necessary and there are no impairment issues. If that fair value does not exceed that carrying amount, companies must perform the second step that requires an allocation of the fair value of the reporting unit to all assets and liabilities of that unit as if the reporting unit had been acquired in a purchase business combination and the fair value of the reporting unit was the purchase price. The goodwill resulting from that purchase price allocation is then compared to its carrying amount with any excess recorded as an impairment charge.

                  Upon implementation of SFAS No. 142 in January 2002 and in the fourth quarter of 2002, the Company concluded that the fair value of the Company's reporting units exceeded their carrying values and accordingly, as of those dates, there were no goodwill impairment issues. The Company is required to perform a valuation of its reporting units annually in the fourth quarter, or upon significant changes in the Company's business environment.

         (i)      Licenses and Patent Costs

                                       F11

                  Licenses and patent costs are being amortized on a straight-line basis over their estimated useful lives, which are approximately eight to seventeen-years, or on a units-of-production basis, depending on the nature of the license or patent.

         (j)      Long-Lived Assets

                  The Company evaluates long-lived assets other than goodwill for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset are less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value.

         (k)      Capitalized Software Costs

                  Certain software development and production costs are capitalized upon a product's reaching technological feasibility. Costs capitalized in 2002, 2001 and 2000 were $364,000, $489,000 and $442,000, respectively. Amortization of software development costs begins when the related products are available for sale. Amortization expense amounted to $452,000, $467,000 and $457,000 for 2002, 2001 and 2000,
                  respectively, based on the straight-line method using estimated useful lives of two years. Net capitalized costs aggregated $414,000 and $502,000 at December 31, 2002 and 2001, respectively, and are included in other assets in the accompanying consolidated balance sheets.

         (l)      Contingencies

                  The Company accounts for contingencies in accordance with SFAS No. 5, "Accounting for Contingencies". SFAS No. 5 requires that the Company record an estimated loss from a loss contingency when information available prior to issuance of the Company's financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Accounting for contingencies such as litigation requires the Company to use its judgment. The Company cannot reasonably estimate the costs arising from its contingencies. However, management believes the ultimate outcome of these matters will not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

         (m)      Foreign Currency Translation

                  The Company uses derivative instruments to manage exposure to foreign currency risk. International sales are made primarily from the Company's foreign sales subsidiaries in their respective countries and are denominated in United States dollars or the local currency of each country. The Company's exposure to foreign exchange rate fluctuations arises in part from inter-company accounts in which costs incurred in the United States are charged to our foreign sales subsidiaries. These inter-company accounts are denominated in United States dollars. The Company manages selected exposures through financial market transactions in the form of foreign exchange forward and put option contracts. The Company does not enter into derivative contracts for speculative purposes. The Company does not hedge its foreign currency exposure in a manner that would entirely eliminate the effects of changes in foreign exchange rates on its consolidated net (loss) income.

                  The Company had no derivative contracts in place on December 31, 2002. The notional amount covered by all of our put option contracts was $8.5 million at December 31, 2001. The put options were related to transactions denominated in Euros and Pounds Sterling, with settlement dates in January and February 2002. The premium paid for the put options was $144,000 in 2001, and the market value was approximately $8,000 at December 31, 2001.

                  The effect of the unrealized exchange rate fluctuations on translating foreign currency assets and liabilities into United States dollars is accumulated as a separate component of stockholders' equity. Gains and losses resulting from foreign currency transactions are included in current operations. The aggregate foreign currency exchange gains (losses) included in cost of sales were $640,000, $(227,000) and $162,000 for 2002, 2001 and 2000, respectively. The aggregate foreign exchange losses included in other expense in 2002 was $255,000. No foreign exchange gains or losses were included in other (expense) income in 2001 or 2000.

         (n)      Research and Development Costs

                  Research and development costs are expensed as incurred.

                                      F12

         (o)      Earnings Per Share

                  Basic net (loss) income per share is computed by dividing net
                  (loss) income by the weighted average number of shares of common stock outstanding during the period. Diluted net (loss) income per share is computed by dividing net (loss) income by the weighted average number of shares of common stock outstanding plus the number of additional common shares that would have been outstanding if all potentially dilutive common shares had been issued. Common shares related to stock options and stock warrants are excluded from the computation when their effect is anti-dilutive.

         (p)      Advertising Costs

                  Advertising costs are expensed as incurred. Advertising expenses were approximately $2.3 million, $2.1 million and $1.7 million for the years ended December 31, 2002, 2001 and 2000, respectively.

         (q)      Use of Estimates

                  The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to the allowance for doubtful accounts, income taxes, inventories, goodwill and intangible assets, contingencies and revenue recognition. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

         (r)      Stock Option Plans

                  The Company has employee stock benefit plans, which are described more fully in "Note 15: Stockholders' Equity and Stockholders' Rights Plan." The Company's stock option plans are accounted for under the intrinsic value recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As the exercise price of all options granted under these plans was equal to the market price of the underlying common stock on the grant date, no stock-based employee compensation cost is recognized in net income.

                  In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure," the following pro forma net income and earnings per share information is presented as if the Company accounted for stock-based compensation awarded under the stock incentive plans using the fair value method. Under the fair value method, the estimated fair value of stock incentive awards is charged against income on a straight-line basis over the vesting period.

                                      F13

                                                                                         2002          2001         2000
                                                                                      ----------    ----------   ----------
                  Net (loss) income, as reported                                      $  (14,866)   $   (2,357)  $    7,870

                  Add: Stock based employee compensation expense included
                     in reported net earnings, net of related tax benefits                   ---           ---          ---

                  Deduct: Stock based employee compensation expense
                     determined under the fair value based method for all
                     awards, net of related tax effects                                    5,806         3,859          646
                                                                                      ----------    ----------   ----------

                  Pro forma net (loss) earnings                                       $  (20,672)   $   (6,216)   $    7,224
                                                                                      ==========    ==========   ==========

                  Basic net earnings per common share:

                                                As reported                           $    (1.16)   $    (0.19)  $     0.66
                                                                                      ==========    ==========   ==========

                                                Pro forma                             $    (1.61)   $    (0.49)  $     0.61
                                                                                      ==========    ==========   ==========

                  Diluted net earnings per common share:

                                                As reported                           $    (1.16)   $    (0.19)  $     0.61
                                                                                      ==========    ==========   ==========

                                                Pro forma                             $    (1.61)   $    (0.49)  $     0.56
                                                                                      ==========    ==========   ==========

         (s)      Income Taxes

                  Deferred income tax assets and liabilities are computed annually for the difference between the financial statement and income statement basis of assets and liabilities. Such deferred income tax assets and liability computation are based on enacted tax laws and rates applicable to periods in which the differences are expected to reverse. A valuation allowance is provided, when necessary, to reduce deferred tax assets to the amount expected to be realized.

         (t)      Fair Value of Financial Instruments

                  The Company's financial instruments, including cash and cash equivalents, accounts receivable, lease receivables, accounts payable, line of credit, term loan and industrial development bond are carried at cost, which approximates their fair value, because of the short-term maturity of these instruments and interest on long-term borrowings vary with the market. The fair value of the Company's subordinated debt is estimated to be $8.6 million at December 31, 2002 (see Note 14).

(4)      Leases

         The Company provides lease financing for qualified customers. The leases are accounted for as sales-type leases where the present value of minimum lease payments, net of costs, are recorded as sales. The components of lease receivables at December 31, 2002 and 2001 are as follows:

                                      F14

                                                                      2002              2001
                                                                ----------------  ----------------
                                                                          (in thousands)
              Total minimum lease payment receivable            $            696  $          1,331
              Estimated unguaranteed residual value                          179               917
                                                                ----------------  ----------------
              Gross investment in leases                                     875             2,248
              Unearned income                                               (142)             (548)
                                                                ----------------  ----------------
                 Total investment in leases                     $            733  $          1,700
                                                                ================  ================
              Short-term interest in leases                     $            277  $             11
              Long-term interest in leases                      $            456  $          1,689

         Future minimum lease payments to be received as of December 31, 2002 are as follows:

                                       (in thousands)
                       2003            $          322
                       2004                       251
                       2005                        63
                       2006                        60
                                       --------------
                                       $          696
                                       ==============

         In 2001, lease receivables totaling $3.3 million were sold to an outside party. No gain or loss was recognized on the transaction. The terms of the sale required the Company to guarantee to the purchaser certain cash payments in the event of default on those receivables. At December 31, 2002, the Company has fully reserved for the maximum amount of payments under the guarantee of approximately $383,000.

(5)      Inventories

         Components of inventories at December 31, 2002 and 2001 are as follows:

                                                 2002             2001
                                            --------------   --------------
                                                    (in thousands)

                Raw materials               $        2,617   $        2,397
                Work in process                        196              759
                Finished goods                       9,751           15,390
                                            --------------   --------------
                                            $       12,564   $       18,546
                                            ==============   ==============

                                       F15

(6)      Property and Equipment

         Property and equipment at December 31, 2002 and 2001 are summarized as follows:

                                                                                              Useful Life
                                                                2002             2001         (in years)
                                                           --------------   --------------   -------------
                                                                            (in thousands)
              Land                                         $          435   $          435         --
              Building                                              4,202            4,202         30
              Machinery and equipment                              26,984           26,259        3-5
              Office furniture and equipment                        3,597            3,183          5
              Leasehold improvements                                4,137            3,323   Life of Lease
              Rental equipment                                      1,189            1,015          5
              Construction in progress                                206              925        N/A
                                                           --------------   --------------
                                                                   40,750           39,342
              Less: Accumulated depreciation                      (25,411)         (21,478)
                                                           --------------   --------------
                                                           $       15,339   $       17,864
                                                           ==============   ==============

         Depreciation expense for 2002, 2001 and 2000 was $5.8 million, $4.8 million and $3.9 million, respectively.

(7)      Licenses and Patent Costs

         Licenses and patent costs at December 31, 2002 and 2001 are summarized as follows:

                                                                                               Weighted
                                                                                               average
                                                                                              useful life
                                                                2002             2001         (in years)
                                                           --------------   --------------   -------------
                                                                            (in thousands)
         Licenses, at cost                                 $        2,333   $        2,333          10
         Patent costs                                              22,946           18,349        9.94
                                                           --------------   --------------
                                                                   25,279           20,682
         Less: Accumulated amortization                           (10,319)          (8,368)
                                                           --------------   --------------
                                                           $       14,960   $       12,314
                                                           --------------   --------------

          (a) In 2002, 2001 and 2000, the Company incurred and capitalized $4,724,000 (there were no significant retirements in 2002) and $1,173,000 (there were no retirements in 2001) and $7,000 (net of addition of $368,000 and retirements of $361,000), respectively, of costs to acquire, develop and extend patents in the United States, Japan, Europe and certain other countries, and amortized previously capitalized patent costs of $1.9 million and $1.2 million, respectively. In addition, in 2001, the Company acquired, through various acquisitions, patents of $2,890,000.

         (b) Effective January 5, 1990, 3D, Inc. acquired from UVP, Inc. ("UVP"), UVP's patents for stereolithography technology in exchange for $9,075,000, $500,000 of which was paid in cash and $350,000 in offsets of costs incurred by the Company on behalf of UVP. The initial payment and offsets ($850,000) have been capitalized and were fully amortized as of December 31, 2002. The agreement further provided for payment deferrals during 1990 through 1992 aggregating $950,000 and annual payments based upon the sales levels of SLA machines up to a maximum of $8,225,000. The Company records the annual payments as royalty expense. In 2002, 2001 and 2000, royalty expense aggregated $599,000, $662,000 and $725,000, respectively, and is included in Cost of Sales Products in the accompanying consolidated statements of operations. Royalty obligations at December 31, 2002 and 2001, are $1,804,000 and $1,672,000, respectively, and are included in accrued liabilities in the accompanying consolidated balance sheets. In the event the Company licenses the acquired technology to a third party, the Company is required to make additional accelerated payments to UVP of 50% of the royalties it receives up to an aggregate maximum of $8,225,000, including the Company's payments based on sales levels of its SLA machines. In 2002 and 2001, the Company made additional accelerated payments totaling $375,000 and $179,000, respectively. UVP has retained a security interest in the purchased technology until the purchase price is fully paid. At December 31, 2002, $1.7 million of the maximum royalty payments remained to be paid to UVP under this agreement.

                                      F16

         During the years ended December 31, 2002, 2001 and 2000, the Company recorded amortization expense on intangible assets of $2.4 million, $2.2 million, and $2.2 million, respectively.

         The estimated annual amortization expense of license, patents and acquired technology for each of the five succeeding fiscal years is as follows (in thousands):

                  For the year ending December 31,
                  2003                                   $    3,452
                  2004                                   $    3,219
                  2005                                   $    3,119
                  2006                                   $    3,079
                  2007                                   $    2,315

(8)      Acquired Technology

         Acquired technology at December 31, 2002 and 2001 is summarized as follows:

                                                          2002          2001
                                                       ----------    ----------
                                                            (in thousands)
                    Acquired technology                $   10,029    $    9,880
                    Less: Accumulated amortization     $   (2,382)         (688)
                                                       ----------    ----------
                                                       $    7,647    $    9,192
                                                       ==========    ==========

         In 2002, 2001, the Company amortized $1.7 million, and $.7 million in acquired technology, respectively. There was no amortization expense recorded in 2000.

(9)      Goodwill

         The changes in the carrying amount of goodwill by reportable segment are as follows (in thousands):

                                                      Europe     Asia       USA       Total
                                                     --------   -------   --------   --------
         Balance at January 1, 2001                  $     --   $    --   $     --   $     --

         Acquisition of DTM                            13,629     6,442     17,361     37,432

         Acquisition of RPC                             3,399       464      1,180      5,043

         Acquisition of Optoform                        1,683        --         --      1,683
                                                     --------   -------   --------   --------

         Balance as of December 31, 2001               18,711     6,906     18,541     44,158

         Effect of foreign currency exchange rates        160        --         --        160

         Adjustments related to DTM acquisition            50        24         64        138
                                                     --------   -------   --------   --------

         Balance at December 31, 2002                $ 18,921   $ 6,930   $ 18,605   $ 44,456
                                                     ========   =======   ========   ========

         The adjustments related to the DTM acquisition represent adjustments to the purchase price for sales and use taxes payable partially offset by income tax refunds received.

         The Company recorded no goodwill amortization expense for the years ended December 31, 2002, 2001 and 2000.

                                      F17

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

     In August, 2001 the Company acquired 100 percent of the outstanding common shares of DTM. DTM designed, developed, manufactured, marketed and supported, on an international basis, solid imaging, manufacturing and tooling systems and related powdered sintering materials and services. The results of DTM's operations have been included in the consolidated financial statements since the date of acquisition. Under the terms of the merger agreement, the Company paid $5.80 per share in cash for all the outstanding shares of common stock of DTM. The transaction valued DTM at approximately $44.6 million (before transaction costs of $4.9 million). The transaction was funded from a combination of sources consisting of cash on hand of $5.6 million, a $24.0 million revolving line of credit and a $15.0 million term loan.

     The purchase price for the DTM acquisition has been allocated to assets acquired and liabilities assumed based on their fair value at the date of acquisition, as adjusted within the allocation period. The difference between the purchase price and the fair market value of the assets and liabilities acquired was recorded as goodwill. The net assets acquired and liabilities assumed are as follows:

                                                             At December 31, 2001
                                                           ------------------------
                                                                (in thousands)
               Current assets                              $                12,368
               Property, plant, and equipment                                2,275
               Intangible assets                                            11,900
               Goodwill                                                     37,432
                                                           ------------------------
               Total assets acquired                                        63,975
               Total liabilities assumed                                    14,424
                                                           ------------------------
               Net assets acquired                         $                49,551
                                                           ========================

     The $11.9 million of acquired intangible assets have a useful life of approximately six years. The intangible assets are comprised of acquired technology of $9.1 million and patents of $2.8 million.

     During 2001, the Company accrued $2.1 million under purchase accounting for DTM for severance costs and duplicate facilities. The Company terminated 42 DTM employees subsequent to the acquisition. At December 31, 2002, acquisition liabilities for severance and duplicate facilities totaled $472,000 of which $232,000 is recorded in accrued liabilities and $240,000 is recorded in other liabilities. The final severance and facilities payments will be made in 2003 and 2006, respectively.

     The following table reflects unaudited pro-forma combined results of operations of the Company and DTM on the basis that the acquisition of DTM had taken place at the beginning of the fiscal year for all periods presented:

                                                                    Years Ended
                                                       ----------------------------------------
                                                        December 31, 2001    December 31, 2000
                                                       -------------------  -------------------
                                                       (in thousands except for per share data)
     Net sales                                         $          141,534   $          142,296
     Net (loss) income                                 $           (6,682)  $            7,470
     Basic (loss)income per common share               $            (0.53)  $              .63
     Diluted (loss) income per common share            $            (0.53)  $              .58

     The unaudited pro-forma combined results of operations are not necessarily indicative of the actual results that would have occurred had the acquisitions been consummated at the beginning of the fiscal year or of future operations of the combined entities under the ownership and operation of the Company.

     In September 2001, the Company acquired the stock of RPC, a manufacturer of solid imaging material. The aggregate purchase price was $5.5 million of which $2.2 million was settled in cash at the time of closing, $2.0 million was paid in 2002 and the balance is due September 2003. The balance is denominated in Swiss Francs and the carrying value as of December 31, 2002 was $1.6 million. The acquisition of RPC was accounted for using the purchase method of accounting and is not material to the financial statements.

                                       F18

(11) Accrued Liabilities

     Accrued liabilities at December 31, 2002 and 2001 are as follows:

                                                           2002            2001
                                                     ---------------  --------------
                                                              (in thousands)
     Taxes payable                                   $         3,155  $          915
     Payroll and related taxes                                 3,018           2,565
     Bonuses and commissions                                   1,915           3,211
     Amounts due to RPC                                        1,599           2,045
     Product royalties                                         1,134           2,055
     Severance                                                   822             947
     Accrued health costs                                      1,687             656
     Professional services                                       373             414
     Amounts due to OptoForm                                     ---           1,217
     Rent                                                        ---             187
     Other                                                     1,826           1,396
                                                     ---------------  --------------
                                                     $        15,529  $       15,608
                                                     ===============  ==============

     The Company has a self-insured medical and dental plan covering all domestic employees except for employees based in Colorado. The plan has a stop loss feature whereby any claims over $50,000 per individual are covered by an insurance policy.

     The Company sponsors a profit sharing 401K plan (the "plan") covering substantially all of its employees. The plan entitles employees to make minimum contribution amounts to the plan after meeting certain eligibility requirements. Contributions are limited to the maximum contribution allowances under the Internal Revenue Code. The Company matches 50% of the employee contribution up to a maximum as outlined in the plan. The Company may also make discretionary contributions to the plan, which are allocable to participants in accordance with the plan. For the years ended December 31, 2002, 2001 and 2000, the Company expensed $391,000, $331,000 and
     $332,000, respectively.

(12) Other Liabilities

     Other liabilities at December 31, 2002 and 2001 are as follows:

                                                           2002           2001
                                                     ---------------  ---------------
                                                              (in thousands)
     Royalty payable                                 $           950  $           950
     Net present value of lease obligation                       744              299
     Long-term payments to RPC shareholders                      ---            1,325
     Employee termination costs                                  150              452
     Accrued pension costs                                       941              303
     Other                                                       612              ---
                                                     ---------------  ---------------
                                                     $         3,397  $         3,329
                                                     ===============  ===============

                                       F19

(13) Severance and other restructuring costs

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

     A summary of the severance and other restructuring costs consist of the following (in thousands, except number of employees):

                                                          Second         Third
                                                         Quarter        Quarter
                                                        Provision      Provision                  Remaining
                                                        April 2002     July 2002     Utilized      Balance
                                                       ------------   -----------   ----------   -----------
     Severance costs (one-time benefits)               $     1,616    $    1,906    $   3,277    $      245
     Contract termination costs                                ---           638           86           552
     Other associated costs                                    ---           194          128            66
                                                       ------------   -----------   ----------   -----------
     Total severance and other restructuring costs     $     1,616    $    2,738    $   3,491    $      863
                                                       ============   ===========   ==========   ===========

     Positions eliminated                                       63           109          172
                                                       ============   ===========   ==========

     These amounts are included in accrued liabilities and are expected to be paid by October 2003. There have been no adjustments to the liability except for payments of amounts due under the restructuring plan.

(14) Borrowings

     The total outstanding borrowings as of December 31, 2002 and 2001 are as follows:

                                                                                 2002            2001
                                                                            --------------  --------------
                                                                                   (in thousands)
     Line of credit                                                         $        2,450  $        6,151
                                                                            ==============  ==============

     Long-term debt current portion:
        Industrial development bond                                         $          150  $          135
        Term loan                                                                   10,350           3,000
                                                                            --------------  --------------
     Total long-term debt current portion                                   $       10,500  $        3,135
                                                                            ==============  ==============

     Long-term debt, less current portion:
        Industrial development bond                                         $        4,090  $        4,240
        Term loan                                                                      ---          12,000
                                                                            --------------  --------------
     Total long-term debt, less current portion                             $        4,090  $       16,240
                                                                            ==============  ==============

     Subordinated debt                                                      $       10,000  $        9,400
                                                                            ==============  ==============

     Annual maturities of debt as of December 31, are as follows:

                                                          (in thousands)
                                                       -------------------
              2003                                     $            12,950
              2004                                                     165
              2005                                                     180
              2006                                                  10,200
              2007                                                     220
              Later years                                            3,325
                                                       -------------------
              Total                                                 27,040
              Less current portion                                  12,950
                                                       -------------------
                  Long-term debt                       $            14,090
                                                       ===================

     Debt

     On August 20, 1996, the Company completed a $4.9 million variable rate industrial development bond financing of our Colorado facility. Interest on the bonds is payable monthly (the interest rate at December 31, 2002 was 1.31%). Principal payments are payable in semi-annual installments through August 2016. The bonds are collateralized by an irrevocable letter of credit issued by Wells Fargo Bank, N.A. that is further collateralized by a standby letter of credit issued by U.S. Bank in the amount of $1.2 million. At December 31, 2002, a total of $4.2 million was outstanding under the bond. The terms of the letter of credit require the Company to maintain specific levels of minimum tangible net worth and fixed charge coverage ratios. The Company was not in compliance with such covenants at December 31, 2002.

                                       F20

         On March 27, 2003, Wells Fargo sent a letter to the Company stating that it was in default under two covenants of the reimbursement agreement relating to this letter of credit relating minimum tangible net worth and fixed charge coverage ratios, and provided the Company until April 26, 2003, to cure such default.

         On May 2, 2003, the Bank drew down a letter of credit in the amount $1.2 million which was held as partial security for certain bonds and placed the cash in a restricted account. The Company obtained a waiver for the defaults from the Bank in a letter dated June 16, 2003, provided that the Company meets certain terms and conditions. The Company must remain in compliance with all other provisions of the reimbursement agreement for this letter of credit. On or before September 30, 2003, the Company must also provide the Bank with evidence of a proposal from another bank to replace this letter of credit, or should a replacement letter of credit not be obtained on or before December 31, 2003, the Company has agreed to retire $1.2 million of the bonds using the restricted cash. Wells Fargo has accepted the proposal letter from Congress Financial as satisfying the requirement in the waiver agreement.

         On August 17, 2001, the Company entered into a loan agreement with U.S. Bank totaling $41.5 million, in order to finance the acquisition of DTM. The financing arrangement consisted of a $26.5 million three-year revolving credit facility and $15 million 66-month commercial term loan. At December 31, 2002, a total of $2.4 million was outstanding under the revolving credit facility and $10.4 million was outstanding under the term loan. The interest rate at December 31, 2002, for the revolving credit facility and term loan was 7.5% and 6.42%, respectively. The interest rate is computed as either: (1) the prime rate plus a margin ranging from 0.25% to 4.0%, or (2) the 90-day adjusted LIBOR plus a margin ranging from 2.0% to 5.75%. Pursuant to the terms of the agreement, U.S. Bank has received a first priority security interest in our accounts receivable, inventories, equipment and general intangible assets. The Company paid $1.2 million of loan origination fees and costs to US Bank during 2001 in connection with this loan.

         On May 1, 2003 the Company entered into "Waiver Agreement Number Two" with U.S. Bank whereby U.S. Bank waived all financial covenant violations at December 31, 2002 and March 31, 2003. The events of default caused by the Company's failure to timely submit audited financial statements and failure to make the March 31, 2003 principal payment of $5.0 million were also waived. The agreement requires the Company to obtain additional equity investments of at least $9.6 million; to pay off the balance on the term loan of $9.6 million by May 5, 2003; to increase the applicable interest rate to Prime plus 5.25%; and to pay a $150,000 waiver fee and all related costs of drafting the agreement. US Bank has also agreed to waive the Company's compliance with each financial covenant in the loan agreement through September 30, 2003. Provided the Company obtains a commitment letter from a qualified lending institution by September 30, 2003, to refinance all of the outstanding obligations with US Bank, the waiver will be extended to the earlier of December 31, 2003, or the expiration date of the commitment letter. The Company has complied with all aspects of Waiver Agreement Number Two including the receipt of equity investments of $ 9.6 million and the $9.6 million principal repayment of the term loan.

         Subordinated Debt

         In the fourth quarter of 2001, the Company initiated the sale of a subordinated convertible debenture. As of December 31, 2001, the Company received $9.4 million in proceeds from the sale. The Company received additional proceeds of $600,000 in January 2002, for a total of $10.0 million. The convertible debentures can be converted into 833,333 shares of the Company's common stock immediately at the option of the holder, or at the Company's discretion any time after December 31, 2003, and prior to maturity at December 31, 2006. The debenture bears interest at the rate of 7%, payable quarterly.


                                      F21

         The Company estimates the fair market value (FMV) of the subordinated debt based on prevailing interest rates, the number of days outstanding and the volatility of the Company's stock price. At December 31, 2003, the estimated FMV of the debt is $8.6 million.

(15)     Stockholders' Equity and Stockholders' Rights Plan

         In September 2001, the Company sold 617,000 shares of its $.001 par value common stock to outside investors for $8,021,000. In May 2002, the Company sold 1,125,000 shares (125,000 shares were repurchased from Vantico and subsequently resold in this private placement) of its $.001 par value common stock to outside investors for aggregate net proceeds of $12.5 million.

         On May 23, 1996, the Company's stockholders approved the 1996 Stock Incentive Plan (the "1996 Plan") and the 1996 Stock Option Plan for Non-Employee Directors (the "Director Plan"). The maximum number of shares of common stock that may be issued pursuant to options granted under the 1996 Plan and the Director Plan is 3.6 million and 300,000, respectively. Both the 1996 Plan and the Director Plan expire on March 21, 2006, and no further options will be granted after that date. The 1996 Plan also provides for "reload options," which are options to purchase additional shares if a grantee uses already-owned shares to pay for an option exercise. To date the "reload option" provision has not been utilized. The Company also had a 1989 Employee and Director Incentive Plan (the "1989 Plan") in which options for substantially all common shares authorized under these plans had been previously issued. On February 28, 2001, the Board of Directors of the Company adopted the 2001 Stock Incentive Plan (the "2001 Plan"). Under the 2001 Plan, the committee and the Chief Executive Officer are authorized to grant non-qualified stock options to purchase shares of Common Stock of the Company. The number of options granted to an individual is based upon a number of factors, including his or her position, salary and performance, and the overall performance and stock price of the Company. Officers of the Company, including members of the Board of Directors who are officers, are not eligible for stock option grants under the 2001 Plan. Subject to adjustment for stock splits, stock dividends and other similar events, the total number of shares of Common Stock reserved for issuance under the 2001 Plan is 500,000 shares. The option exercise price per share under all plans is equal to the fair market value on the date of grant. The vesting and exercise periods for all plans, except the Director Plan, are determined at the discretion of the Compensation Committee of the Board of Directors. The majority of options issued under the 2001 Plan, the 1996 Plan and the 1989 Plan vest 25% annually, commencing one year from the date of grant and expiring between six and ten years from the date of grant. Under the Director Plan, each non-employee director ("outside director") of the Company will automatically be granted annual non-statutory stock options to purchase 7,500 shares of common stock. Each option issued under the Director Plan vests in equal annual installments over a three-year period beginning on the first anniversary of the grant, and expires ten years from the date of grant.

A summary of the status of the Company's stock options is summarized below:

                                                                 2002                  2001                    2000
                                                          --------------------  --------------------   ---------------------
                                                                      Weighted              Weighted                Weighted
                                                                       Average               Average                 Average
                                                                      Exercise              Exercise                Exercise
                                                           Shares       Price    Shares       Price     Shares        Price
                                                          ---------   --------  --------    --------   --------     --------
                                                                                (shares in thousands)
Outstanding at beginning of year                              3,153   $  11.43     2,160    $   9.68      2,400     $   7.33
  Granted                                                       744       8.84     1,344       13.28        701        14.20
  Exercised                                                    (117)      7.28      (294)       7.56       (779)        6.23
  Lapsed or canceled                                         (1,162)     10.84       (57)       8.63       (162)        8.78
                                                          ---------   --------  --------    --------   --------     --------
Outstanding at year end                                       2,618      11.25     3,153       11.43      2,160         9.68
                                                          =========             ========               ========
Options exercisable at year end                               1,585                1,019                    719
Options available for future grants                           1,192                  793                    266
Weighted average fair value of options granted during
the year:                                                 $    4.78             $   3.66               $   2.80

                                      F22

The following table summarizes information about stock options outstanding at December 31, 2002:

Range:                                    Options Outstanding                       Options Exercisable
                                 -------------------------------------           --------------------------
                                    Number       Weighted     Weighted             Number          Weighted
                                 Outstanding      Average      Average           Outstanding       Average
                                                 Remaining    Exercise                             Exercise
                                                Contractual    Price                                Price
                                                Life (Years)
                                 -----------    ------------  --------           -----------       --------
                                                     (shares in thousands)
$3.00 to $4.99                            75            6.71      4.88                    75           4.88
$5.00 to $9.99                           959            5.94      6.39                   826           6.31
$10.00 to $14.99                         719            8.08     11.69                   280          10.68
$15.00 to $19.99                         815            6.00     16.36                   354          16.80
$20.00 to $24.50                          50            3.12     24.20                    50          24.20
                                  ----------                                     -----------
                                       2,618                                           1,585
                                 ===========                                     ===========

(a)       As of December 31, 2002, options for 389,400, 670,635 and 132,075 shares of common stock were available for future grants under the 2001, 1996 and the 1996 Director Plans, respectively (1,192,110 shares in the aggregate). The 1996 Plan and 1989 Plan also provide for the issuance of Stock Appreciation Rights ("SARs") and Limited Stock Appreciation Rights ("LSARs"). As of December 31, 2002, no SARs or LSARs have been issued.

(b) In December 1995, the Company's Board of Directors adopted a Shareholders Rights Plan (the "Plan"). Under the provisions of the Plan, the Company distributed to its stockholders, rights entitling the holders to purchase one-hundredth of a share of Series A preferred stock for each share of common stock then held at an exercise price of $75. Upon the occurrence of certain "triggering events," each right entitles its holder to purchase, at the rights' then-current exercise price, a number of shares of common stock of the Company having a market value equal to twice the exercise price. A triggering event occurs ten days following the date a person or group (other than an "Exempt Person"), without the consent of the Company's Board of Directors, acquires 15% or more of the Company's common stock or upon the announcement of a tender offer or an exchange offer, the consummation of which would result in the ownership by a person or group of 15.1% or more of the Company's common stock. The rights will expire on December 3, 2005.

(c) On May 6, 1997, the Company announced that its Board of Directors had authorized the Company to buy up to 1.5 million of its shares of common stock in the open market and through private transactions. During 1997 and 1998 the Company purchased 25,000 and 200,000 of its own shares of common stock for approximately $165,000 and $1.4 million, respectively. In the fourth quarter of 2002, these shares were retired. Currently, it is not anticipated that the Company will acquire any additional shares under this program.

(d) In the second quarter of 1998, the Company established the 1998 Employee Stock Purchase Plan ("ESPP") to provide eligible employees the opportunity to acquire limited quantities of the Company's common stock. The exercise price of each option will be the lesser of (i) 85% of the fair market value of the shares on the date the option is granted or (ii) 85% of the fair market value of the shares on the last day of the period during which the option is outstanding. An aggregate of 600,000 shares of common stock has been reserved for issuance under the plan.

          Shares purchased under the Company's ESPP were 26,163, 23,090 and 19,895, at weighted average prices of $7.73, $10.50 and $9.57 in 2002, 2001 and 2000, respectively. The weighted average fair values of ESPP shares issued in 2002, 2001 and 2000, were $2.65, $2.76 and $4.51, respectively.

(e) The Company applies the intrinsic value-based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations to account for its plan stock options. These interpretations include FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25", issued in March 2000. Under this method, compensation expense is generally recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. The Company has adopted the disclosure only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", which was released in December of 2002 as an amendment to SFAS No. 123. These statements establish accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123 and SFAS No. 148, the Company has elected to continue to apply the intrinsic value-based method of accounting described above.

          The Company accounts for option grants to non-employees using the guidance of SFAS No. 123, as amended by SFAS No. 148, and Emerging Issues Task Force ("EITF") No. 96-18, whereby the fair value of such options is determined using the Black-Scholes option pricing model at the earlier of the date at which the non-employee's performance is complete or a performance commitment is reached.

                                      F23

     SFAS No. 123 requires the use of option pricing models that were not developed for use in valuing employee stock options. The Black-Scholes option pricing model was developed for use in estimating the fair value of short-lived exchange traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions, including the option's expected life and the price volatility of the underlying stock. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of employee stock options. The fair value of options granted in 2002, 2001 and 2000 was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions:

                                               2002         2001        2000
                                             --------     --------    --------
       Expected life (in years)                  2.7          2.9         3.8

       Risk-free interest rate                  1.97%        4.80%       5.00%

       Volatility                               0.83         0.63        0.70

       Dividend yield                           0.00%        0.00%       0.00%

(16) Computation of (Loss) Earnings Per Share

     The following is a reconciliation of the numerator and denominator of the basic and diluted earnings (loss) per share (EPS) computations for the years ended December 31, 2002, 2001 and 2000:

                                                                                           2002          2001          2000
                                                                                       ------------  ------------  ------------
                                                                                                   (in thousands)
       Numerator:
       Net (loss) income -- numerator for basic and diluted net (loss) income per
          share                                                                        $    (14,866)  $    (2,357)  $     7,870
       Denominator:
          Denominator for basic net (loss) income per share-weighted average shares          12,837        12,579        11,851
       Effect of dilutive securities:
          Stock options, warrants and convertible debt                                          ---           ---         1,038
                                                                                       ------------  ------------  ------------
       Denominator for diluted net (loss) income per share-weighted average shares           12,837        12,579        12,889
                                                                                       ============  ============  ============

     Potential common shares related to convertible debt, stock options and stock warrants were excluded from the calculation of diluted EPS because their effects were antidilutive. The weighted average for common shares excluded from the computation were approximately 3,641,000, 2,791,000 and 459,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

(17) Related Party Transactions

     (a) At December 31, 2002, the Company has remaining notes receivable totaling $59,000 from certain executive officers and employees of the Company pursuant to the 1996 Stock Incentive Plan and for purchases of stock related to stock options. The original amount of the loans was $670,000, of which $40,000 was forgiven in 2000, $120,000 was canceled (and shares returned and canceled) in 1999, and $185,000, $86,000 and $120,000 and $60,000 were repaid in 2002, 2001, 2000 and
          1998, respectively. The loans were used to purchase shares of the Company's common stock at the fair market value on the date of purchase. These notes bear interest at a rate of 6% per annum and mature in the years 2003 and 2004. The notes receivable are shown on the balance sheet as a reduction of stockholders' equity.

     (b) For 2001, in connection with his services as an employee of the Company, the Company's Board granted to Mr. Gary J. Sbona, the Chairman and Chief Executive Officer of Regent Pacific Corporation, options to purchase 350,000 shares of the Company's common stock, at an exercise price of $12.43 per share. The Company granted Mr. Sbona options to purchase 350,000 shares of the Company's common stock in 2000 and 1999 at an exercise price of $17.39 and $6.00 per share, respectively. The 350,000 shares granted in 2001 and 1999 both exceeded the fair market value of the Company's common stock at the date of grant. All shares will vest over a three-year period or sooner upon certain change in control transactions or upon

                                       F24
          the termination of Regent Pacific's management agreement. In 2000, 116,666 options were exercised at a per share price of $16.00.

     (c) On December 31, 2001, the Chairman of the Board of Directors and related parties contributed $1.0 million to the completion of the $10.0 million subordinate convertible debenture (see Note 14). The Chairman of the Board of Directors and related parties can convert the $1.0 million debenture into 83,333 shares of the Company's common stock at any time after December 31, 2003 and prior to maturity at December 31, 2006. The debenture bears interest at the rate of 7%, payable quarterly.

     (d) In June 2000, the Company entered into a distribution agreement for ThermoJet printers with 3D Solid Solutions ("3DSS"), a partnership in which Mr. Loewenbaum, the Chairman of the Board of Directors, is a partner. As of December 31, 2001, Solid Imaging Technologies, LLC, of which Mr. Loewenbaum is the sole member, was the general partner of 3DSS. In addition, Mr. Loewenbaum also had both direct and indirect limited partnership interest in 3DSS. As of December 31, 2001 3DSS owes $118,000 to the Company for the purchase of five printers plus materials and maintenance. In 2002, 3DSS paid the Company approximately $84,000 for the purchase of products and services, and does not owe the Company any money at December 31, 2002.

     (e) Brian Service has been retained as Chief Executive Officer. Mr. Service's services were previously provided under an arrangement with Regent Pacific Corporation. From September 10, 2002 (the date of the termination of the Regent Agreement), through October 15, 2002, Mr. Service was engaged on an interim consulting basis for which he was paid $79,999. Effective October 15, 2002, Mr. Service was employed by the Company pursuant to an employment agreement under which he has agreed to serve as Chief Executive Officer until at least December 2003. Mr. Service is being paid $17,809 on a bi-weekly basis under this agreement, and has been awarded fully vested options, with a term of five years, to purchase 350,000 shares of our common stock at a price of $5.78.

     (f) On November 18, 2002, the Company entered into a consulting agreement with Brian K. Service, Inc. ("BKSI"), a corporation in which the Company's Chief Executive Officer is a stockholder, officer and director. Pursuant to this agreement, the Company would pay to BKSI an amount of up to $310,000 for an 11-month period for the provision of the services of qualified consultants to the Company. The Company paid $71,000 pursuant to this agreement through December 31, 2002. This agreement was approved by the Oversight Committee of the Company's Board of Directors (subsequently subsumed into the newly created Corporate Governance Committee), which is responsible for approving all transactions between the Company and its officers and directors.

     (g) From October 1999 until November 2002, G. Walter Loewenbaum II was an employee of the Company, with a salary of $180,000 per annum. He resigned from this employment in November 2002. At the regularly scheduled Board meeting on November 18, 2002, the Board voted unanimously to grant to Mr. Loewenbaum compensation of $180,000 per annum for performing the duties of Chairman of the Board of the Company.

(18) Income Taxes

     The components of the Company's pretax income (loss) are as follows:

                                            2002          2001          2000
                                        ------------  ------------  ------------
                                                     (in thousands)
               Domestic                 $     (7,439) $     (3,877) $     10,783
               Foreign                         1,482           528         1,396
                                        ------------  ------------  ------------
               Total                    $     (5,957) $     (3,349) $     12,179
                                        ============  ============  ============

     The components of income tax expense (benefit) for the years ended December 31, 2002, 2001 and 2000 are as follows:

       Current:                             2002          2001          2000
                                        ------------  ------------  ------------
                                                     (in thousands)
       U.S. Federal                     $        ---  $      1,189  $      1,833
       State                                     ---          (343)          443
       Foreign                                 1,595           556            54
                                        ------------  ------------  ------------
       Total                            $      1,595  $      1,402  $      2,330
                                        ============  ============  ============

                                       F25

                                               ------------  ------------  ------------
         Deferred:

         U.S. Federal                          $      5,652  $     (2,669) $      1,478
         State                                        1,662           275           (21)
         Foreign                                        ---           ---           522
                                               ------------  ------------  ------------
         Total                                        7,314        (2,394)        1,979
                                               ------------  ------------  ------------
         Total income tax expense (benefit)    $      8,909  $       (992) $      4,309
                                               ============  ============  ============

The overall effective tax rate differs from the statutory federal tax rate for the years ended December 31, 2002, 2001 and 2000 as follows:

                                                                          % of Pretax (Loss) Income
                                                                ------------------------------------------------
                                                                     2002             2001             2000
                                                                --------------   --------------   --------------
Tax (benefit) provision based on the federal statutory rate             (35.0)%          (34.0)%           34.0%
State taxes, net of federal benefit                                      18.2             (1.4)             2.3
Increase in excess of book over tax basis in foreign
  subsidiaries                                                          (36.9)             ---              ---
Deemed dividend related to foreign operations                            11.6              ---              ---
Utilization of net operating losses                                       ---              ---             (0.4)
                                                                                           ---              ---
Research tax credits                                                     (8.3)            (8.4)            (1.7)
Foreign taxes                                                            18.1             11.2              0.8
Change in valuation allowance                                                              ---             (1.0)
                                                                        181.6

Foreign sales corporation benefit                                         ---              ---             (0.4)
Other                                                                     0.4              3.0              1.8
                                                                --------------   --------------   --------------
                                                                        149.7%           (29.6)%           35.4%
                                                                ==============   ==============   ==============

The components of the Company's net deferred tax assets at December 31 are as follows:

                                                                                      2002             2001
                                                                                 --------------   --------------
                                                                                          (in thousands)
       Deferred tax assets:
       Tax credits                                                               $       6,138    $       4,636
       Net operating loss carry-forwards                                                14,212           10,145
       Reserves and allowances                                                           1,793            1,044
       Accrued liabilities                                                               1,917            2,518
       Property and equipment (excess tax basis over book basis)                           345              712
       Deferred revenue                                                                    488              ---
       Other                                                                                15               59
                                                                                 -------------    -------------
       Total deferred tax assets                                                        24,908           19,114
       Valuation allowance                                                             (18,696)          (5,835)
                                                                                 -------------    -------------
       Net deferred tax assets                                                   $       6,212    $      13,279
                                                                                 =============    =============
       Deferred tax liabilities:
       Intangibles                                                               $       3,931    $       4,210
       Deferred lease revenue                                                              803            1,026
       Capitalized software development costs                                              168              190
       Patents and licenses                                                                414              ---
       State taxes                                                                         896               42
                                                                                 -------------    -------------
       Total deferred tax liabilities                                                    6,212            5,468
                                                                                 -------------    -------------
       Net deferred tax assets                                                   $         ---    $       7,811
                                                                                 =============    =============

During 2002, $6.3 million was excluded from taxable income as a result of making increased investments in certain foreign subsidiaries. The technical requirements to defer such income are not well developed and as a consequence there is some risk that on audit some or all of such amount might be required to be recognized as taxable income which would reduce the amount of net operating loss carryforwards.

As of December 31, 2002, the Company has net operating loss carry-forwards for United States federal and foreign income tax purposes of approximately $31.1 million and $6.1 million, respectively. Approximately $6.5 million of the federal net operating losses as of December 31, 2002 were acquired as part of the DTM acquisition in 2001 and are subject to loss limitations pursuant to IRC
Section 382. The federal net operating losses will begin to expire in 2011. Ultimate utilization of these loss carry-forwards depends on future taxable earnings of the Company.

As of December 31, 2002, the Company has research and development tax credit carry-forwards for United States federal and state income tax purposes of $3.6 million and $1.9 million, respectively. The federal credits will begin to expire in 2003; the state credits will not expire.

                                       F26

The Company has alternative minimum tax credit carry-forwards of $475,000 for United States federal income tax purposes, which do not expire.

The Company has not provided for any taxes on the unremitted earnings of its foreign subsidiaries, as the Company intends to permanently reinvest all such earnings offshore.

(19) Segment Information

     The Company develops, manufactures and markets worldwide solid imaging systems designed to reduce the time it takes to produce three-dimensional objects. Segments are reported by geographic sales regions. The Company's reportable segments include the Company's administrative, sales, service, manufacturing and customer support operations in the United States and sales and service offices in the European Community (France, Spain, Germany, the United Kingdom, Italy, and Switzerland) and in Asia (Japan, Hong Kong, and Singapore).

     The Company evaluates performance based on several factors, of which the primary financial measure is operating income. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 3 of the Notes to Consolidated Financial Statements.

     Summarized financial information concerning the Company's reportable segments is shown in the following tables:

                                        2002              2001              2000
                                   --------------    --------------    --------------
                                                     (in thousands)
     Net Sales:
              USA                   $    69,385       $    81,873       $    81,050
              Europe                     62,083            51,826            44,203
              Asia                       14,085            13,378            12,358
                                   --------------    --------------    --------------
              Subtotal                  145,553           147,077           137,611
     Intersegment Elimination           (29,592)          (28,337)          (28,325)
                                   --------------    --------------    --------------
     Total                          $   115,961       $   118,740       $   109,286
                                   ==============    ==============    ==============

                                        2002              2001              2000
                                   --------------    --------------    --------------
                                                     (in thousands)
     Intersegment Sales:
              USA                   $    12,047       $    20,841       $    22,284
              Europe                     17,545             7,496             6,041
              Asia                          ---               ---               ---
                                   --------------    --------------    --------------
     Total                          $    29,592       $    28,337       $    28,325
                                   ==============    ==============    ==============

All intersegment sales are recorded at amounts consistent with prices charged to distributors, which are above cost.

                                        2002              2001              2000
                                   --------------    --------------    --------------
                                                     (in thousands)
     (Loss) income from
       operations:
              USA                   $   (29,662)      $    (9,263)      $     6,413
              Europe                                          664               703
                                          3,144
              Asia                        5,555             6,405             5,015
                                   --------------    --------------    --------------
              Subtotal                  (20,963)           (2,194)           12,131
     Intersegment Elimination              (467)             (122)              (67)
                                   --------------    --------------    --------------
     Total                         $    (21,430)      $    (2,316)      $    12,064
                                   ==============    ==============    ==============

                                      F27

                                        2002              2001              2000
                                   --------------    --------------    --------------
                                                     (in thousands)
     Depreciation and
       amortization:
              USA                   $     7,040       $     5,986       $     5,340
              Europe                      2,769             1,718               905
              Asia                           93               ---               ---
                                   --------------    --------------    --------------
     Total                          $     9,902       $     7,704       $     6,245
                                   ==============    ==============    ==============

                                        2002              2001
                                   --------------    --------------
                                            (in thousands)
     Assets:
              USA                   $   273,492       $   313,785
              Europe                     59,067            54,818
              Asia                       13,825             7,062
                                   --------------    --------------
              Subtotal                  346,384           375,665
                                   --------------    --------------
     Intersegment Elimination          (214,151)         (210,723)
                                   --------------    --------------
     Total                          $   132,233       $   164,942
                                   ==============    ==============

                                        2002              2001              2000
                                   --------------    --------------    --------------
                                                     (in thousands)
     Capital expenditures:
              USA                  $      1,519       $     1,783       $     2,858
              Europe                      1,302             1,534             2,035
              Asia                          389               ---               ---
                                   --------------    --------------    --------------
     Total                         $      3,210       $     3,317       $     4,893
                                   ==============    ==============    ==============

                                        2002              2001
                                   --------------    --------------
                                            (in thousands)
     Long-Lived Assets:
              USA                   $    49,351       $    54,659
              Europe                     28,716            25,379
              Asia                        7,341             7,062
                                   --------------    --------------
     Total                          $    85,408       $    87,100
                                   ==============    ==============

(20) Commitments and Contingencies

     (a) The Company leases its facilities under non-cancelable operating leases. The leases are generally on a net-rent basis, whereby the Company pays taxes, maintenance and insurance. Leases that expire are expected to be renewed or replaced by leases on other properties. Rental expense for the years ended December 31, 2002, 2001 and 2000, aggregated $2.8 million, $2.0 million and $1.9 million, respectively.

          Minimum annual rental commitments under the leases at December 31, 2002 are as follows:

                                      F28

                          Year ending December 31:
                 ------------------------------------------
                                          (in thousands)

                 2003                      $      2,949
                 2004                             2,599
                 2005                             1,723
                 2006                             1,518
                 2007                               738
                 Later years                         --
                                          -------------
                                          $       9,527
                                          =============

     (b) United States v. 3D Systems Corporation and DTM Corporation. The United States Department of Justice, or DOJ, filed a complaint on June 6, 2001 challenging the Company's acquisition of DTM. Under a settlement agreement with the DOJ related to the merger with DTM, the Company must license its patents for use in either the manufacture and sale of SL or LS products, but not both, in North America. The Company refers to this settlement agreement as the Final Judgment. On July 9, 2002,the DOJ approved Sony Corporation as the selected licensee for the field of stereolithography.

     (c) Vantico International S.A. and Vantico, Inc. v. 3D Systems, Inc. In August 2001, the Company gave a six-month notice of termination of our Resin Development Agreement with Vantico. In August 2001, Vantico filed a claim with the International Chamber of Commerce International Court of Arbitration requesting a declaration of the parties' rights under the Agreement. On September 4, 2001, the Company filed a counterclaim requesting that Vantico be enjoined from impermissibly using the Company's confidential information, shared with Vantico during the 13-year duration of the Resin Development Agreement. On March 19, 2002, the Company settled its dispute under an agreement that required Vantico to pay the Company either $22 million in cash, or through transfer of 1.55 million shares of the Company's stock (see
          Note 21).

     (d) 3D Systems, Inc. v. Aaroflex, et al. On January 13, 1997, the Company filed a complaint in U.S. District Court, Central District of California, against Aarotech Laboratories, Inc., Aaroflex, Inc. and Albert C. Young. Aaroflex is the parent corporation of Aarotech.
          Young is the Chairman of the Board and Chief Executive Officer of both Aarotech and Aaroflex. The original complaint alleged that stereolithography equipment manufactured by Aaroflex infringes six of our patents. In August 2000, two additional patents were added to the complaint. The Company seeks damages and injunctive relief from the defendants, who have threatened to sue the Company for trade libel. To date, the defendants have not filed such a suit.

          Following decisions by the District Court and the Federal Circuit Court of Appeals on jurisdictional issues, Aarotech and Mr. Young were dismissed from the suit, and an action against Aaroflex is proceeding in the District Court. Motions for summary judgment by Aaroflex on multiple counts contained in the Company's complaint and on Aaroflex's counterclaims have been dismissed and fact discovery in the case has been completed. The Company's motions for summary judgment for patent infringement and validity and Aaroflex's motion for patent invalidity were heard on May 10, 2001. In February 2002, the court denied Aaroflex's invalidity motions. On April 24, 2002, the court denied the Company's motions for summary judgment on infringement, reserving the right to revisit on its own initiative the decisions following the determination of claim construction. The court also granted in part the Company's motion on validity. The case is scheduled for trial commencing August 5, 2003, and the trial is scheduled to last three weeks.

     (e) DTM vs. EOS, et al. The plastic sintering patent infringement actions against EOS began in France, Germany, and Italy in 1996. Legal actions in France, Germany, and Italy are proceeding. EOS had challenged the validity of two patents related to thermal control of the powder bed in the European Patent Office, or EPO. Both of those patents survived the opposition proceedings after the original claims were modified. One patent was successfully challenged in an appeal proceeding and in January 2002, the claims were invalidated. The other patent successfully withstood the appeal process and the infringement hearings were re-started. In October 2001, a German district court ruled the patent was not infringed, and this decision is being appealed. In November 2001, the Company received a decision of a French court that the French patent was valid and infringed by the EOS product sold at the time of the filing of the action and an injunction was granted against future sales of the product. In June 2002 EOS filed an appeal for the French decision. That action is pending. In February 2002, the Company received a decision from an Italian court that the invalidation trial initiated by EOS was unsuccessful and the Italian patent was held valid. The infringement action in a separate Italian court has now recommenced and a decision is expected based on the evidence that has been submitted.

          In 1997, DTM initiated an action against Hitachi Zosen Joho Systems, the EOS distributor in Japan. In May 1998, EOS initiated two invalidation trials in the Japanese Patent Office attempting to have DTM's

                                      F29
          patent invalidated on two separate bases. The Japanese Patent Office ruled in DTM's favor in both trials in July 1998, effectively ruling that DTM's patent was valid. In September 1999, the Tokyo District Court then ruled in DTM's favor and granted a preliminary injunction prohibiting further importation and selling of the infringing plastic sintering EOS machine. In connection with this preliminary injunction, DTM was required to place 20 million yen, which is approximately $200,000, on deposit with the court towards potential damages that Hitachi might claim should the injunction be reversed. Based on the Tokyo District Court's ruling, EOS then filed an appeal in the Tokyo High Court to have the rulings of the Japanese Patent Office revoked. On March 6, 2001, the Tokyo High Court ruled in EOS's favor that the rulings of the Japanese Patent Office were in error. As a result, the Tokyo High Court found that Hitachi Zosen was not infringing DTM's patent. These rulings were unsuccessfully appealed by DTM to the Tokyo Supreme Court. We amended the claims and the patent was reinstated in a corrective action in 2002 and no further claims are pending pertaining to the patent in this matter.

     (f) EOS vs. DTM and 3D Systems, Inc. In December 2000, EOS filed a patent infringement suit against DTM in U.S. District Court, Central District of California. EOS alleges that DTM has infringed and continues to infringe certain U.S. patents that the Company licenses to EOS. EOS has estimated its damages to be approximately $27.0 million for the period from the fourth quarter of 1997 through 2002. In April 2001, consistent with an order issued by the federal court in this matter, the Company was added as a plaintiff to the lawsuit. On October 17, 2001, the Company was substituted as a defendant in this action because DTM's corporate existence terminated when it merged into the Company's subsidiary, 3D Systems, Inc. in August 2001. In February 2002, the court granted summary adjudication on the Company's motion that any potential liability for patent infringement terminated with the merger of DTM into 3D Systems, Inc. Concurrently, the court denied EOS's motion for a fourth amended complaint to add counts related to EOS's claim that 3D Systems, Inc. is not permitted to compete in the field of laser sintering under the terms of the 1997 Patent License Agreement between 3D Systems, Inc. and EOS. 3D Systems, Inc. filed counterclaims against EOS for the sale of polyamide powders in the United States based on two of the patents acquired in the DTM acquisition. A motion by 3D Systems, Inc. for a preliminary injunction was denied by the court on May 14, 2002.

     (g) 3D Systems, Inc. vs. AMES. In April 2002, the Company filed suit for patent infringement against Advanced Manufacturing Engineering Systems of Nevada, Iowa for patent infringement related to AMES' purchase and use of EOS powders in the Company's SLS system. On June 24, 2002, upon motion by the defendants, this matter was stayed pending trial of the EOS vs. DTM and 3D Systems, Inc. matter described immediately above.

     (h) EOS GmbH Electro Optical Systems vs. 3D Systems, Inc. On January 21, 2003, The Company was served with a complaint that had been filed in May of 2002 in Regional Court, Commerce Division, Frankfurt, Germany, seeking 1,000,000 Euros for the alleged breach of a non-competition agreement entered into in 1997. The Company answered the complaint on April 25, 2003.

     (i) Hitachi Zosen vs. 3D Systems, Inc. On November 25, 2002, 3D Systems was served with a complaint through the Japanese Consulate General from EOS' Japanese distributor, Hitachi Zosen, seeking damages in the amount of 535,293,436 yen (approximately $4.5 million), alleging lost sales during the period in which DTM Corporation had an injunction in Japan prohibiting the sale of EOS EOSint P350 laser sintering systems. Initial procedural hearings occurred in March and April 2003 in Tokyo District Court, with a third preliminary hearing set for June 30, 2003.

     (j) Board of Regents, The University of Texas System and 3D Systems, Inc. vs. EOS GmbH Electro Optical Systems. On February 25, 2003, 3D Systems, Inc. along with the Board of Regents of the University of Texas, filed suit against EOS GmbH Electro Optical Systems ("EOS") in the United States District Court, Western District of Texas seeking damages and injunctive relief arising from violation of U.S. Patents Nos. 5,597,589 and 5,639,070, which are patents relating to laser sintering which have been licensed by the University of Texas to 3D. On March 25, 2003, EOS filed its answer to this complaint, along with counterclaims including breach of contract and antitrust.

     (k) Regent Pacific Management Corporation vs. 3D Systems Corporation. On June 11, 2003, Regent Pacific Management Corporation filed a complaint against us for breach of contract in the Superior Court of the State of California, County of San Francisco. Regent provided

                                       F30
          management services to us from September 1999 through September 2002. Regent alleges that we breached non-solicitation provisions in our contract with it by retaining the services of two Regent contractors following the termination of the contract. Regent seeks $780,000 in liquidated damages together with reasonable attorney's fees and costs. The Company currently is evaluating the complaint.

     (l) The Company is engaged in certain additional legal actions arising in the ordinary course of business. On the advice of legal counsel, the Company believes it has adequate legal defenses and that the ultimate outcome of these actions will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

     At this time these contingencies are not estimable and have not been recorded, however, management believes the ultimate outcome of these actions will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

(21) Gain on Arbitration Settlement

     On March 19, 2002 the Company reached a settlement agreement with Vantico relating to the termination of the Distribution and Research and Development agreements which required Vantico to pay 3D Systems, Inc. $22 million. Under the terms of the settlement, Vantico could satisfy its obligation through payment in cash or delivery of 1.55 million shares of the Company's common stock. On April 22, 2002, Vantico delivered 1.55 million shares of the Company's common stock to the Company. Of the $22 million settlement, the Company recorded other income of $18.5 million, reimbursement for legal and professional fees of $1.8 million, and $1.7 million as capital in excess of par relating to the value of Vantico's option to settle its obligation through the return of shares to 3D Systems, Inc.

     The net operating loss carryforward includes an amount of $6.3 million that was excluded from taxable income as a result of making increased investment in certain foreign subsidiaries. The technical requirements to defer such income are not well developed and as a consequence there is some risk that on audit some or all of such amount might be required to be recognized as taxable income which would reduce the amount of net operating loss carryforwards.

(22) Selected Quarterly Financial Data (unaudited)

     Summarized quarterly financial data follows:

                                                                                  Quarter Ended
                                        --------------------------------------------------------------------------------------------
                                                       September 27, 2002          June 28, 2002              March 31, 2002
                                                     -----------------------  --------------------------  --------------------------
                                                                      As                          As                         As
                                          Dec. 31,                Previously                  Previously                 Previously
                                           2002      As Restated   Reported    As Restated     Reported     As Restated   Reported
                                        ------------ -----------------------  --------------------------  --------------------------
                                                               (in thousands, except per share information)
Total sales                             $    31,990  $    27,914  $  28,389   $     28,543    $   28,782    $    27,514  $  27,195

Gross profit                                 13,590       11,910     12,147         10,799        10,874         10,320     10,137
Total operating expenses                     16,281       17,572     17,652         19,298        19,378         14,898     14,828
(Loss) income from operations                (2,691)      (5,662)    (5,508)        (8,499)       (8,504)        (4,578)    (4,691)
Income tax expense (benefit)                 12,035       (4,079)    (4,345)        (3,539)       (3,210)         4,492      4,575
Net (loss) income                           (15,720)      (2,212)    (1,789)        (5,628)       (5,962)         8,694      8,498
Basic income (loss) per share                 (1.24)        (.17)      (.14)          (.44)         (.46)           .66        .65
Diluted (loss) income per share               (1.24)        (.17)      (.14)          (.44)         (.46)           .59        .58

                                       F31

                                                                               Quarter Ended
                                     ----------------------------------------------------------------------------------------------
                                       December 31, 2001    September 28, 2001        June 29, 2001             March 31, 2001
                                     --------------------  --------------------  -----------------------  -------------------------
                                                   As                    As                       As                        As
                                        As     Previously     As     Previously               Previously                Previously
                                     Restated   Reported   Restated   Reported   As Restated   Reported   As Restated    Reported
                                     ----------------------------------------------------------------------------------------------
      Total sales                    $36,320   $  36,735   $ 31,407  $   31,544  $   24,948   $  25,042     $  26,065    $   27,903
      Gross profit                    15,449      15,741     13,448      13,519      10,766      10,911        11,838        13,204
      Total operating expenses        18,192      18,847     12,792      12,792      11,730      11,730        11,103        11,103
      (Loss) income from
        operations                    (2,743)     (3,106)       656         727        (964)       (819)          735         2,101
      Income tax (benefit) expense    (1,596)     (1,523)       130         136        (126)       (202)          600           802
      Net (loss) income               (2,160)     (2,593)       166         231        (564)       (344)          201         1,365
      Basic (loss) income per share    (0.17)      (0.20)       .01         .02        (.05)       (.03)          .02           .11
      Diluted (loss) income per
        share                          (0.17)      (0.20)       .01         .02        (.05)       (.03)          .02           .11

      The interim financial statements for the quarterly periods ended March 31, June 28 and September 27, 2002 have been restated from amounts previously reported in the Company's quarterly reports on Form 10-Q to correct for certain errors made in the revenue recognition process (see Note 24).

      The interim financial statements for the quarterly periods ended March 31, June 29, September 28 and December 31, 2001 have been restated from amounts previously reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 to correct for certain errors made in the revenue recognition process (see Note 24).

      Income tax expense for the fourth quarter of 2002 includes an increase in the valuation allowance of deferred tax assets in the amount of $12.9 million.

      In the first quarter of 2002, the Company recorded an $20.3 million gain associated with the Vantico arbitration.

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

(23)  Subsequent Events

      Preferred Stock

      On May 5, 2003, The Company sold 2,634,016 shares of our Series B Convertible Preferred Stock for aggregate consideration of $15.8 million. The preferred stock accrues dividends at 8% per share and is convertible at any time into approximately 2,634,016 shares of common stock. The stock is redeemable at the Company's option after the third anniversary date. Redemption is mandatory on the tenth anniversary date, at $6.00 per share plus accrued dividends.

      SEC Inquiry

      We received an inquiry from the SEC relating to our revenue recognition practices. The Audit Committee has completed its own inquiry into the matter and shared its findings with the SEC. To date, the Company has not been notified that the SEC has initiated a formal investigation.

      Nasdaq Inquiry

      On April 15, 2003, the Company received a Nasdaq Staff Determination letter notifying us that our common stock is subject to delisting from the Nasdaq National Market because we did not file this Annual Report on Form 10-K in a timely manner. On May 16, 2003, we engaged in a hearing before a Nasdaq Listing Qualifications Panel to appeal

                                       F32
         the Staff Determination. On June 12, 2003, Nasdaq determined to continue our listing under an exception to the continued listing requirements which requires us to file this Annual Report on Form 10-K by June 30, 2003 and our First Quarter Report on Form 10-Q by July 14, 2003.

         Legal Proceedings

         Regent Pacific Management Corporation vs.  3D Systems Corporation

         On June 11, 2003, Regent Pacific Management Corporation filed a complaint against us for breach of contract in the Superior Court of the State of California, County of San Francisco. Regent provided management services to us from September 1999 through September 2002. Regent alleges that we breached non-solicitation provisions in our contract with it by retaining the services of two Regent contractors following the termination of the contract. Regent seeks $780,000 in liquidated damages together with reasonable attorney's fees and costs. We currently are evaluating the complaint.

         In addition, on May 6, 2003, the Company received a subpoena from the U.S. Department of Justice to provide certain documents to a grand jury investigating antitrust and related issues within its industry. The Company has been advised that it currently is not a target of the grand jury investigation, and is complying with the subpoena.

(24)     Restatement

          Subsequent to the issuance of its 2001 consolidated financial statements, the Company's management determined that certain sales transactions recorded in 2001 and 2000 did not meet all of the criteria required for revenue recognition under United States Generally Accepted Accounting Principles. The restated transactions affect the Company's previously recorded amounts for accounts receivable, inventory, deferred revenue, sales, cost of sales and others as noted below. The consolidated financial statements as of and for the years ended December 31, 2001 and 2000 have been restated to correct the accounting for these transactions. A summary of the significant effects of the restatement is as follows:

                                                                         As Previously                             As Previously
                                                      As Restated           Reported          As Restated             Reported
                                                      December 31,       December 31,         December 31,         December 31,
                                                          2001               2001                 2000                 2000
                                                    ----------------  -------------------   -----------------    ----------------
         Consolidated Balance Sheets                                  (in thousands, except per share amounts)
             As of December 31:
             Accounts receivable                    $         36,262   $           38,181
             Inventories                                      18,546               17,822
             Current assets                                   69,342               70,537
             Deferred income taxes                             6,750                6,618
             Total assets                                    164,942              166,005
             Accrued liabilities                              15,608               15,681
             Deferred revenues                                13,997               13,697
             Current liabilities                              53,334               53,107
             Accumulated deficit                              (6,553)              (5,263)
             Stockholders' equity                             78,429               79,719

         Consolidated Statements of Operations
             For the year ended December 31:
             Sales                                           118,740              121,224        $    109,286        $    109,675
             Cost of sales                                    67,239               67,849              56,698              56,813
             Selling, general and administrative              42,807               43,761              32,710              32,710
             Research and development                         11,010               10,710               7,814               7,814
             (Loss) income from operations                    (2,316)              (1,096)             12,064              12,338
             Provision for (benefit from) income tax            (992)                (788)              4,309               4,309
             Net (loss) income                                (2,357)              (1,341)              7,870               8,144
             Basic net (loss) income per share                 (0.19)               (0.11)               0.66                0.69
             Diluted net (loss) income per share               (0.19)               (0.11)               0.61                0.63

                                      F33

INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors of 3D Systems Corporation
Valencia, California

We have audited the consolidated financial statements of 3D Systems Corporation and its subsidiaries (the "Company") as of December 31, 2002, 2001 and for each of the three years in the period ended December 31, 2002, and have issued our report thereon dated June 20, 2003, which report expresses an unqualified opinion and includes explanatory paragraphs relating to (i) a going concern uncertainty and (ii) a restatement of the Company's 2001 and 2000 financial statements, and is included elsewhere in this Annual Report on Form 10-K. Our audits also included the consolidated financial statement schedule of the Company listed in Item 16. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP
--------------------------
Deloitte & Touche LLP

Los Angeles, California
June 20, 2003

                                      F34

SCHEDULE II

                             3D SYSTEMS CORPORATION
                        Valuation and Qualifying Accounts
                  Years ended December 31, 2002, 2001 and 2000

                                              Balance at        Additions        Additions                          Balance at
  Year                                       beginning of         due to         charged to                           end of
 Ended                 Item                      year          acquisition        expense          Deductions          Year
------------------------------------------- ---------------   ---------------  ---------------   ---------------  ---------------
                                                                               (in thousands)
2002   Allowance for doubtful accounts    $        1,755    $          ---   $        2,942    $       (1,629)  $        3,068
                                            ===============   ===============  ===============   ===============  ===============
2001   Allowance for doubtful accounts    $        1,599    $          793   $          290    $         (927)  $        1,755
                                            ===============   ===============  ===============   ===============  ===============
2000   Allowance for doubtful accounts    $        2,912    $          ---   $          300    $       (1,613)  $        1,599
                                            ===============   ===============  ===============   ===============  ===============
2002   Inventory obsolescence reserve     $        1,618    $          ---   $          585    $         (327)  $        1,876
                                            ===============   ===============  ===============   ===============  ===============
2001   Inventory obsolescence reserve     $          753    $        1,104   $          336    $         (575)  $        1,618
                                            ===============   ===============  ===============   ===============  ===============
2000   Inventory obsolescence reserve     $        1,776    $          ---   $        1,026    $       (2,049)  $          753
                                            ===============   ===============  ===============   ===============  ===============

                                      F35

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    3D SYSTEMS CORPORATION

                                                    By:  /s/ Peter V. White
                                                       -------------------------
                                                    Peter V. White

                                                    Principal Accounting Officer
                                                    Date:  June 30, 2003

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Brian K. Service and Peter V. White or any one of them, his attorney-in-fact and agent, with full power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming to all that said attorneys-in-fact, or their substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

Signature                                    Date                                Title
---------------------------------   -----------------------   -----------------------------------------------
/s/ Brian K. Service                June 30, 2003             Chief Executive Officer, President and Director
---------------------------------   -----------------------   (Principal Executive Officer)


/s/ Peter V. White                  June 30, 2003             Principal Accounting Officer
---------------------------------   -----------------------

/s/ Charles W. Hull                 June 30, 2003             Chief Technology Officer and Director
---------------------------------   -----------------------

/s/ G. Walter Loewenbaum II         June 30, 2003             Chairman of the Board of Directors
---------------------------------   -----------------------

/s/ Miriam V. Gold                  June 30, 2003             Director
---------------------------------   -----------------------

/s/ Jim D. Kever                    June 30, 2003             Director
---------------------------------   -----------------------

/s/ Kevin S. Moore                  June 30, 2003             Director
---------------------------------   -----------------------

/s/ Richard C. Spalding             June 30, 2003             Director
---------------------------------   -----------------------

                                Certification of
                         Principal Executive Officer of
                             3D Systems Corporation

I, Brian K. Service, certify that:

1. I have reviewed this annual report on Form 10-K of 3D Systems Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  June 30, 2003

/s/ Brian K. Service
By:    Brian K. Service
Title: Chief Executive Officer, Chief
       Operating Officer and President
       (Principal Executive Officer)

                                Certification of
                         Principal Accounting Officer of
                             3D Systems Corporation

I, Peter V. White, certify that:

1. I have reviewed this annual report on Form 10-K of 3D Systems Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  June 30, 2003

/s/ Peter V. White
By:     Peter V. White
Title:  Vice President, Finance
        (Principal Accounting Officer)