Form 10-Q
period 2003-03-28
3D SYSTEMS CORP
filed 2003-07-14
CIK 910638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-22250

3D SYSTEMS CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	95-4431352
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

26081 AVENUE HALL VALENCIA, CALIFORNIA	91355
(Address of Principal Executive Offices)	(Zip Code)

(661) 295-5600

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐  No  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒  No  ☐

Shares of Common Stock, par value $0.001, outstanding as of June 30, 2003: 12,734,301

3D SYSTEMS CORPORATION

3D SYSTEMS CORPORATION

Consolidated Balance Sheets

As of March 28, 2003 and December 31, 2002

(in thousands)

	(unaudited)	(audited)
	March 28, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$3,510	$2,279
Accounts receivable, less allowances for doubtful accounts of $2,607 and $3,068	20,133	27,420
Current portion of lease receivables	322	322
Inventories, net of reserves of $2,111 and $1,876	13,997	12,564
Prepaid expenses and other current assets	3,169	3,687

Total current assets	41,131	46,272
Property and equipment, net	14,138	15,339
Licenses and patent costs, net	16,051	14,960
Lease receivables, less current portion and net of allowance of $463 and $414	459	553
Acquired technology, net	7,240	7,647
Goodwill	44,499	44,456
Other assets, net	2,682	3,006

	$126,200	$132,233

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$6,350	$2,450
Accounts payable	10,173	10,830
Accrued liabilities	14,618	15,529
Current portion of long-term debt	9,755	10,500
Customer deposits	700	801
Deferred revenues	14,009	14,770

Total current liabilities	55,605	54,880
Other liabilities	3,275	3,397
Long-term debt, less current portion	4,010	4,090
Subordinated debt	10,000	10,000

Total liabilities	72,890	72,367

Stockholders’ equity:
Preferred stock, authorized 5,000 shares, none issued	—	—
Common stock, authorized 25,000 shares, issued and outstanding 12,734 and issued and outstanding 12,725	13	13
Capital in excess of par value	84,970	84,931
Notes receivable from officers for purchase of stock	(59)	(59)
Accumulated deficit	(28,290)	(21,419)
Accumulated other comprehensive loss	(3,324)	(3,600)

Total stockholders’ equity	53,310	59,866

	$126,200	$132,233

See accompanying notes to consolidated financial statements.

3D SYSTEMS CORPORATION

Consolidated Statements of Operations

For the Three Months Ended

March 28, 2003 and March 29, 2002

(in thousands, except per share amounts)

(unaudited)

	Three months ended
	March 28, 2003	March 29, 2002 As restated (see Note 13)
Sales:
Products	$14,737	$19,261
Services	8,280	8,253

Total sales	23,017	27,514
Cost of sales:
Products	8,501	10,880
Services	7,021	6,314

Total cost of sales	15,522	17,194

Gross profit	7,495	10,320

Operating expenses:
Selling, general and administrative	10,656	10,970
Research and development	2,600	3,928

Total operating expenses	13,256	14,898

Loss from operations	(5,761)	(4,578)
Interest and other income (expense), net	(894)	(700)
Gain on arbitration settlement	—	18,464

(Loss) income before provision for income taxes	(6,655)	13,186
Provision for income taxes	216	4,492

Net (loss) income	$(6,871)	$8,694

Shares used to calculate basic net (loss) income per share	12,724	13,132

Basic net (loss) income per share	$(0.54)	$0.66

Shares used to calculate diluted net (loss) income per share	12,724	14,651

Diluted net income (loss) per share	$(0.54)	$0.59

See accompanying notes to consolidated financial statements.

3D SYSTEMS CORPORATION

Consolidated Statements of Cash Flows

For the Three Months Ended

March 28, 2003 and March 29, 2002

(in thousands)

(unaudited)

	Three months ended
	March 28, 2003	March 29, 2002 As restated (see Note 13)
Cash flows from operating activities:
Net (loss) income	$(6,871)	$8,694
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Deferred income taxes	—	4,547
Gain on arbitration settlement (including $1,536 included in S,G&A for legal reimbursement)	—	(20,310)
Depreciation and amortization	2,248	2,032
Adjustment to allowance accounts	299	130
Adjustment to inventory reserve	494	(40)
Loss on disposition of property and equipment	120	55
Changes in operating accounts, excluding acquisition:
Accounts receivable	7,146	10,831
Lease receivables	94	630
Inventories	(1,499)	(254)
Prepaid expenses and other current assets	548	278
Other assets	189	260
Accounts payable	(680)	(486)
Accrued liabilities	(963)	(2,975)
Customer deposits	(101)	969
Deferred revenues	(797)	(486)
Other liabilities	(148)	(88)

Net cash provided by operating activities	79	3,787
Cash flows from investing activities:
Investment in OptoForm SARL	—	(1,200)
Purchase of property and equipment	(186)	(1,189)
Additions to licenses and patents	(1,727)	(738)
Software development costs	—	(140)

Net cash used for investing activities	(1,913)	(3,267)
Cash flows from financing activities:
Exercise of stock options and purchase plan	39	119
Borrowings	7,000	13,600
Repayment of long-term debt	(3,925)	(14,892)

Net cash provided by (used for) financing activities	3,114	(1,173)
Effect of exchange rate changes on cash	(49)	247

Net increase (decrease) in cash and cash equivalents	1,231	(406)
Cash and cash equivalents at the beginning of the period	2,279	5,948

Cash and cash equivalents at the end of the period	$3,510	$5,542

See accompanying notes to consolidated financial statements.

Supplemental schedule of non-cash investing and financing activities:

During the three months ended March 28, 2003 and March 29, 2002, the Company transferred $0.6 million and $1.3 million of property and equipment from inventories to fixed assets, respectively. Additionally, $0.7 million and $0.9 million of property and equipment was transferred from fixed assets to inventories for the three months ended March 28, 2003 and March 29, 2002.

In conjunction with the $22 million arbitration settlement with Vantico, which was settled through the return of shares to the Company, the Company allocated $1.7 million to a put option which is included as an addition to stockholders’ equity in the first quarter of 2002.

3D SYSTEMS CORPORATION

Consolidated Statements of Comprehensive Income (Loss)

For the Three Months Ended

March 28, 2003 and March 29, 2002

(in thousands)

(unaudited)

	Three months ended
	March 28, 2003	March 29, 2002 As restated (see Note 13)
Net (loss) income	$(6,871)	$8,694
Foreign currency translation	276	356

Comprehensive (loss) income	$(6,595)	$9,050

See accompanying notes to consolidated financial statements.

3D SYSTEMS CORPORATION

Notes to Consolidated Financial Statements

For the Three Months Ended

March 28, 2003 and March 29, 2003

(unaudited)

(1)	Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company incurred operating losses totaling $5.8 million and $21.4 million for the three months ended March 28, 2003 and the year ended December 31, 2002, respectively. In addition, the Company has a working capital deficit of $14.5 million and an accumulated deficit of $28.3 million at March 28, 2003. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern.

Management’s plans include raising additional working capital through debt or equity financing. In May 2003, the Company sold approximately 2.6 million shares of its Series B Convertible Preferred Stock for aggregate consideration of $15.8 million (Note 12 – Preferred Stock). Subsequently, on May 5, 2003 the Company repaid $9.6 million of the US Bank term loan balance (Note 9 – Borrowings).

Management intends to obtain debt financing to replace the US Bank financing and currently has accepted a proposal from Congress Financial to provide a secured revolving credit facility of up to $20 million. Additionally, management intends to pursue a program to increase margins and continue cost saving programs. However, there is no assurance that the Company will succeed in accomplishing any or all of these initiatives.

The accompanying consolidated financial statements do not include any adjustments relating to the recoverability or classification of asset carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

(2)	Basis of Presentation

The accompanying consolidated financial statements of 3D Systems Corporation and subsidiaries (the “Company”) are prepared in accordance with instructions to Form 10-Q and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) which are necessary for the fair presentation of results for the interim periods. The Company reports its interim financial information on a 13-week basis ending the last Friday of each quarter, and reports its annual financial information through the calendar year ended December 31. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. The results of the three months ended March 28, 2003 are not necessarily indicative of the results to be expected for the full year.

(3)	Significant Accounting Policies and Estimates

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

The Company believes the following critical accounting policies are most affected by management’s judgments and the estimates used in preparation of the consolidated financial statements.

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

Income taxes.

The provisions of SFAS No. 109 “Accounting for Income Taxes,” require a valuation allowance when, based upon currently available information and other factors, it is more likely than not that all or a portion of the deferred tax asset will not be realized. SFAS No. 109 provides that an important factor in determining whether a deferred tax asset will be realized is whether there has been sufficient income in recent years and whether sufficient income is expected in future years in order to utilize the deferred tax asset. Forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence, such as cumulative losses in recent years. The existence of cumulative losses in recent years is an item of negative evidence that is particularly difficult to overcome. During its 2002 fourth quarter-end, the Company recorded a valuation allowance of approximately $12.9 million against our net deferred tax assets. The Company intends to maintain a valuation allowance until sufficient evidence exists to support its reversal. Also, until an appropriate level of profitability is reached, the Company does not expect to recognize any domestic tax benefits in future periods.

The Company believes its our determination to record a valuation allowance to reduce its deferred tax assets is a critical accounting estimate because it is based on an estimate of future taxable income in the United States, which is susceptible to change and dependent upon events that are remote in time and may or may not occur, and because the impact of recording a valuation allowance may be material to the assets reported on the Company’s balance sheet. The determination of the Company’s income tax provision is complex due to operations in numerous tax jurisdictions outside the United States, which are subject to certain risks, which ordinarily would not be expected in the United States. Tax regimes in certain jurisdictions are subject to significant changes, which may be applied on a retroactive basis. If this were to occur, the Company’s tax expense could be materially different than the amounts reported. Furthermore, as explained in the preceding paragraph, in determining the valuation allowance related to deferred tax assets, the Company adopts the liability method as required by SFAS No. 109, “Accounting for Income Taxes.” This method requires that we establish valuation allowance if, based on the weight of available evidence, in the Company’s judgment it is more likely than not that the deferred tax assets may not be realized.

Inventories.

Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out method. Reserves for slow moving and obsolete inventories are provided based on historical experience and current product demand. The Company evaluates the adequacy of these reserves quarterly. There were no inventories consigned to a sales agent at March 28, 2003, and inventories consigned to a sales agent at December 31, 2002 were $0.1 million.

Property and Equipment.

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

Licenses and Patent Costs.

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

Upon implementation of SFAS No. 142 in January 2002, and in the fourth quarter of 2002, the Company concluded that the fair value of the Company’s reporting units exceeded their carrying values and accordingly, as of those dates, there were no goodwill impairment issues. The Company is required to perform a valuation of its reporting units annually in the fourth quarter, or upon significant changes in the Company’s business environment.

Long-Lived Assets.

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

Contingencies.

The Company accounts for contingencies in accordance with SFAS No. 5, “Accounting for Contingencies,” SFAS No. 5 requires that the Company record an estimated loss from a loss contingency when information available prior to issuance of the Company’s financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Accounting for contingencies such as litigation requires the Company to use its judgment. The Company cannot reasonably estimate the costs arising from its contingencies. However, management believes the ultimate outcome of these matters will not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

Revenue Recognition.

Revenues from the sale of systems and related products are recognized upon shipment, provided that both title and risk of loss have passed to the customer and collection is reasonably assured. Some sales transactions are bundled and include equipment, software license, warranty, training and installation. The Company allocates and records revenue in these transactions based on vendor specific objective evidence that has been accumulated through historic operations. The process of allocating the revenue involves some management judgments. Revenues from services are recognized at the time of performance. We provide end users with maintenance under a warranty agreement for up to one year and defer a portion of the revenues at the time of sale based on the relative fair value of those services. After the initial warranty period, we offer these customers optional maintenance contracts; revenue related to these contracts is deferred and recognized ratably over the period of the contract. Our warranty costs were $1.2 million and $0.9 million, for the three months ended March 28, 2003 and March 29, 2002, respectively. The Company’s systems are sold with software products that are integral to the operation of the systems. These software products are not sold separately.

Certain of the Company’s sales were made through a sales agent to customers where substantial uncertainty exists with respect to collection of the sales price. The substantial uncertainty is generally a result of the absence of a history of doing business with the customer and uncertain political environment in the country in which the customer does business. For these sales, the Company records revenues based on the cost recovery method, which requires that the sales proceeds received are first applied to the carrying amount of the asset sold until the carrying amount has been recovered. Thereafter, all proceeds are recognized as gross profit.

Credit is extended based on an evaluation of each customer’s financial condition. To reduce credit risk in connection with systems sales, the Company may, depending upon the circumstances, require significant deposits prior to shipment and may retain a security interest in the system until fully paid. The Company often requires international customers to furnish letters of credit.

Stock-based Compensation.

The Company accounts for stock-based compensation in accordance with Accounting Principles Board, APB, No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company has adopted the disclosure-only provisions of FAS No. 123 “Accounting for Stock-Based Compensation.” Under APB No. 25, compensation expense relating to employee stock options is determined based on the excess of the market price of the Company’s stock over the exercise price on the date of grant, the intrinsic value method, versus the fair value method as provided under FAS No. 123. Accordingly, no stock-based employee compensation cost is reflected in net (loss) income, as all options granted under the plan had an exercise price at least equal to the market value of the underlying common stock on the date of grant. Had compensation cost for the Company’s stock option plan been determined based on the fair value at the grant date for the three-month periods ended March 28, 2003 and March 29, 2002, consistent with the provisions of FAS No. 123, the Company’s net (loss) income and net (loss) income per share would have changed. The following table represents the effect on net (loss) income and net (loss) income per share if the Company had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	March 28, 2003	March 29, 2002
Net (loss) income, as reported	$(6,871)	$8,694
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax benefits	—	—
Deduct: Stock based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	585	1,470

Pro forma net (loss) earnings	$(7,456)	$7,224

Basic net (loss) earnings per common share:
As reported	$(0.54)	$0.66

Pro forma	$(0.59)	$0.55

Diluted net (loss) earnings per common share :
As reported	$(0.54)	$0.59

Pro forma	$(0.59)	$0.49

SFAS No. 123 requires the use of option pricing models that were not developed for use in valuing employee stock options. The Black-Scholes option pricing model was developed for use in estimating the fair value of short-lived exchange traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of employee stock options. The fair value of options granted for the three months ended March 28, 2003 and March 29, 2002 was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions:

	March 28, 2003	March 29, 2002
Risk free interest rate	2.4%	1.97%
Expected life	4 years	2.7 years
Expected volatility	83%	83%

Because FAS No. 123 has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in the future years.

Recent Accounting Pronouncements.

In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 replaces Emerging Issues Task Force (EITF) Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 does not have a material impact on the Company’s results of operations or financial condition.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 establishes standards on the classification and measurement of financial instruments with characteristics of both liabilities and equity. SFAS No. 150 will become effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective for the first interim period beginning after June 15, 2003. The Company is in the process of assessing the effect of SFAS No. 150 and does not expect the implementation of the pronouncement to have a material effect on its financial condition or results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation it has undertaken in issuing the guarantee. FIN 45 also requires guarantors to disclose certain information for guarantees, beginning December 31, 2002. These financial statements contain the required disclosures.

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” FIN 46 requires an investor with a majority of the variable interests in a variable interest entity to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A variable interest entity is an entity in which the equity investors do not have a controlling financial interest or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from other parties. The Company does not have any variable interest entities that must be consolidated.

(4)	Inventories (in thousands):

	March 28, 2003	December 31, 2002
Raw materials	$2,409	$2,617
Work in progress	678	196
Finished goods	10,910	9,751

	$13,997	$12,564

(5)	Property and Equipment, net (in thousands):

	March 28, 2003	December 31, 2002	Useful Life (in years)
Land	$435	$435	—
Building	4,202	4,202	30
Machinery and equipment	26,767	26,984	3-5
Office furniture and equipment	3,628	3,597	5
Leasehold improvements	4,139	4,137	Life of lease
Rental equipment	1,188	1,189	5
Construction in progress	300	206	N/A

	40,659	40,750
Less accumulated depreciation	(26,521)	(25,411)

	$14,138	$15,339

Depreciation expense for the three month periods ended March 28, 2003 and March 29, 2002 was $1.0 million for each period.

(6)	Intangible Assets and Goodwill:

(a)	Licenses and Patent Costs

Licenses and patent costs at March 28, 2003 and December 31, 2002 are summarized as follows (in thousands):

	March 28, 2003	December 31, 2002
Licenses, at cost	$2,333	$2,333
Patent costs	24,673	22,946

	27,006	25,279
Less: Accumulated amortization	(10,955)	(10,319)

	$16,051	$14,960

For three months ended March 28, 2003 and March 29, 2002 the Company amortized $0.6 million and $0.4 million in license and patent costs, respectively. The Company incurred $1.7 million and $0.2 million in costs for the three months ended March 28, 2003 and March 29, 2002, respectively, to acquire, defend, develop and extend patents in the United States, Japan, Europe, and certain other countries.

(b)	Acquired Technology

Acquired technology at March 28, 2003 and December 31, 2002 are summarized as follows (in thousands):

	March 28, 2003	December 31, 2002
Acquired technology	$10,047	$10,029
Less: Accumulated amortization	(2,807)	(2,382)

	$7,240	$7,647

For three months ended March 28, 2003 and March 29, 2002, the Company amortized $0.4 million and $0.2 million in acquired technology, respectively.

(c)	Other Intangible Assets

During the three months ended March 28, 2003 and March 29, 2002, the Company had amortization expense on other intangible assets of $0.1 million and $40,000, respectively.

(d)	Goodwill

The changes in the carrying amount of goodwill for the three months ended March 28, 2003 are as follows (in thousands):

Balance as of December 31, 2002	$44,456
Effect of foreign currency exchange rates	43

Balance at March 28, 2003	$44,499

The Company recorded no goodwill expense for the three months ended March 28, 2003.

(7)	Computation of Earnings Per Share

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

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings (loss) per share computations for the three months ended March 28, 2003 and March 29, 2002 (in thousands):

	Three months ended
	March 28, 2003	March 29, 2002
Numerator:
Net (loss) income—numerator for basic and diluted net (loss) income per share	$(6,871)	$8,694

Denominator:
Denominator for basic net (loss) income per share—weighted average shares	12,724	13,132
Effect of dilutive securities:
Stock options and warrants	—	1,519

Denominator for diluted net (loss) income per share	12,724	14,651

Potential common shares related to convertible debt, stock options and stock warrants were excluded from the calculation of diluted EPS because their effects were antidilutive. The weighted average for common shares excluded from the computation were approximately 3,478,000, and 964,000 for the three months ended March 28, 2003, and March 29, 2002, respectively.

(8)	Segment Information

The Company develops, manufactures and markets worldwide solid imaging systems designed to reduce the time it takes to produce three-dimensional objects. Segments are reported by geographic sales regions.

The Company’s reportable segments include the Company’s administrative, sales, service, manufacturing and customer support operations in the United States and sales and service offices in the European Community (France, Spain, Germany, the United Kingdom, Italy, and Switzerland) and in Asia (Japan, Hong Kong, and Singapore).

The Company evaluates performance based on several factors, of which the primary financial measure is operating income. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 3 of the Notes to Consolidated Financial Statements.

Summarized financial information concerning the Company’s reportable segments is shown in the following tables (in thousands):

	March 28, 2003	March 29, 2002
Net Sales:
USA	$13,111	$20,109
Europe	11,681	10,372
Asia	2,777	4,300

Subtotal	27,569	34,781
Intersegment Elimination	(4,552)	(7,267)

Total	$23,017	$27,514

	March 28, 2003	March 29, 2002
Intersegment Eliminations:
USA	$2,052	$4,482
Europe	2,500	2,785
Asia	—	—

Total	$4,552	$7,267

All intersegment sales are recorded at amounts consistent with prices charged to distributors, which are above cost.

	March 28, 2003	March 29, 2002
(Loss) income from operations:
USA	$(7,133)	$(3,669)
Europe	474	2,428
Asia	837	1,985

Subtotal	(5,822)	(4,112)
Intersegment Elimination	(61)	(466)

Total	$(5,761)	$(4,578)

	March 28, 2003	December 31, 2002
Assets:
USA	$273,768	$273,492
Europe	56,701	59,067
Asia	9,240	13,825

Subtotal	339,709	346,384

Intersegment Elimination	(213,509)	(214,151)

Total	$126,200	$132,233

(9)	Borrowings

The total outstanding borrowings are as follows (in thousands):

	March 28, 2003	December 31, 2002
Line of credit	$6,350	$2,450

Long-term debt current portion:
Industrial development bond	$155	$150
Term loan	9,600	10,350

Total long-term debt current portion	$9,755	$10,500

Long-term debt, less current portion:
Industrial development bond	$4,010	$4,090

Total long-term debt, less current portion	$4,010	$4,090

Subordinated debt	$10,000	$10,000

On August 20, 1996, the Company completed a $4.9 million variable rate industrial development bond financing of our Colorado facility. Interest on the bonds is payable monthly (the interest rate at March 28, 2003 was 1.31%). Principal payments are payable in semi-annual installments through August 2016. The bonds are collateralized by an irrevocable letter of credit issued by Wells Fargo Bank, N.A. that is further collateralized by a standby letter of credit issued by U.S. Bank in the amount of $1.2 million. In order to further secure the reimbursement agreement, we executed a deed of trust, security agreement and assignment of rents, an assignment of rents and leases, and a related security agreement encumbering the Grand Junction facility and certain personal property and fixtures located there. In addition, the Grand Junction facility is encumbered by a second deed of trust in favor of Mesa County Economic Development Council, Inc. securing $0.8 million in allowances granted to us pursuant to an Agreement dated October 4, 1995. At March 28, 2003, a total of $4.2 million was outstanding under the bond. The terms of the letter of credit require the Company to maintain specific levels of minimum tangible net worth and fixed charge coverage ratios. On March 27, 2003, Wells Fargo sent a letter to the Company stating that it was in default under two covenants of the reimbursement agreement relating to this letter of credit relating minimum tangible net worth and fixed charge coverage ratios, and provided the Company until April 26, 2003, to cure such default.

On May 2, 2003, Wells Fargo drew down a letter of credit in the amount of $1.2 million which was held as partial security under the reimbursement agreement relating to the letter of credit underlying the bonds and placed the cash in a restricted account. The Company obtained a waiver for the defaults from the Bank, provided that the Company meets certain terms and conditions. The Company must remain in compliance with all other provisions of the reimbursement agreement for this letter of credit. If a replacement letter of credit cannot be obtained on or before December 31, 2003, the Company has agreed to retire $1.2 million of the bonds using the restricted cash. Management has accepted a proposal from Congress Financial, a subsidiary of Wachovia, to provide a secured revolving credit facility of up to $20.0 million of which $5.0 million would be available for a letter of credit. The proposal is contingent on Congress Financial completing due diligence to its satisfaction and other conditions.

On August 17, 2001, the Company entered into a loan agreement with U.S. Bank totaling $41.5 million, in order to finance the acquisition of DTM. The financing arrangement consisted of a $26.5 million three-year revolving credit facility and $15 million 66-month commercial term loan. At March 28, 2003, a total of $6.4 million was outstanding under the revolving credit facility and $9.6 million was outstanding under the term loan. The interest rate at March 28, 2003 for the revolving credit facility and term loan was 7.5%. The interest rate is computed as either: (1) the prime rate plus a margin ranging from 0.25% to 4.0%, or (2) the 90–day adjusted LIBOR plus a margin ranging from 2.0% to 5.75%. Pursuant to the terms of the agreement, U.S. Bank has received a first priority security interest in our accounts receivable, inventories, equipment and general intangible assets.

On May 1, 2003 the Company entered into “Waiver Agreement Number Two” with U.S. Bank whereby U.S. Bank waived all financial covenant violations at December 31, 2002 and March 31, 2003. The events of default caused by the Company’s failure to timely submit audited financial statements and failure to make the March 31, 2003 principal payment of $5.0 million were also waived. The agreement requires the Company to obtain additional equity investments of at least $9.6 million; to pay off the balance on the term loan of $9.6 million by May 5, 2003; to increase the applicable interest rate to Prime plus 5.25%; and to pay a $150,000 waiver fee and all related costs of drafting the agreement. US Bank has also agreed to waive the Company’s compliance with each financial covenant in the loan agreement through September 30, 2003. Provided the Company obtains a commitment letter from a qualified lending institution by September 30, 2003, to refinance all of the outstanding obligations with US Bank, the waiver will be extended to the earlier of December 31, 2003, or the expiration date of the commitment letter. The Company has complied with all aspects of Waiver Agreement Number Two including the receipt of equity investments of $9.6 million and the $9.6 million principal repayment of the term loan.

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

A summary of the severance and other restructuring costs consist of the following (in thousands):

	December 31, 2002	Utilized	March 28, 2003
Severance costs (one-time benefits)	$245	$102	$143
Contract termination costs	552	135	417
Other associated costs	66	48	18

Total severance and other restructuring costs	$863	$285	$578

These amounts are included in accrued liabilities and are expected to be paid by October 2003. There have been no adjustments to the liability except for payments of amounts due under the restructuring plan.

(11)	Contingencies

(a)	3D Systems, Inc. vs. Aaroflex, et al. On January 13, 1997, the Company filed a complaint in U.S. District Court, Central District of California, against Aarotech Laboratories, Inc., Aaroflex, Inc. and Albert C. Young. Aaroflex is the parent corporation of Aarotech. Young is the Chairman of the Board and Chief Executive Officer of both Aarotech and Aaroflex. The original complaint alleged that stereolithography equipment manufactured by Aaroflex infringes six of our patents. In August 2000, two additional patents were added to the complaint. The Company seeks damages and injunctive relief from the defendants, who have threatened to sue the Company for trade libel. To date, the defendants have not filed such a suit.

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

(b)	DTM vs. EOS, et al. The plastic sintering patent infringement actions against EOS began in France (Paris Court of Appeals), Germany (District Court of Munich), and Italy (Regional Court of Pinerolo) in 1996. Legal actions in France, Germany, and Italy are proceeding. EOS had challenged the validity of two patents related to thermal control of the powder bed in the European Patent Office, or EPO. Both of those patents survived the opposition proceedings after the original claims were modified. One patent was successfully challenged in an appeal proceeding and in January 2002, the claims were invalidated. The other patent successfully withstood the appeal process and the infringement hearings were re-started. In October 2001, a German district court ruled the patent was not infringed, and this decision is being appealed. In November 2001, the Company received a decision of a French court that the French patent was valid and infringed by the EOS product sold at the time of the filing of the action and an injunction was granted against future sales of the product. EOS filed an appeal of that decision in June 2002. That action is pending and has been scheduled for hearing on March 30, 2004. In February 2002, the Company received a decision from an Italian court that the invalidation trial initiated by EOS was unsuccessful and the Italian patent was held valid. The infringement action in a separate Italian court has now been recommenced and a decision is expected based on the evidence that has been submitted.

In 1997, DTM initiated an action against Hitachi Zosen Joho Systems, the EOS distributor in Japan. In May 1998, EOS initiated two invalidation trials in the Japanese Patent Office attempting to have DTM’s patent invalidated on two separate bases. The Japanese Patent Office ruled in DTM’s favor in both trials in July 1998, effectively ruling that DTM’s patent was valid. In September 1999, the Tokyo District Court then ruled in DTM’s favor and granted a preliminary injunction prohibiting further importation and selling of the infringing plastic sintering EOS machine. In connection with this preliminary injunction, DTM was required to place 20 million yen, which is approximately $200,000, on deposit with the court towards potential damages that Hitachi might claim should the injunction be reversed. Based on the Tokyo District Court’s ruling, EOS then filed an appeal in the Tokyo High Court to have the rulings of the Japanese Patent Office revoked. On March 6, 2001, the Tokyo High Court ruled in EOS’s favor that the rulings of the Japanese Patent Office were in error. As a result, the Tokyo High Court found that Hitachi Zosen was not infringing DTM’s patent. These rulings were unsuccessfully appealed by DTM to the Tokyo Supreme Court. We amended the claims and the patent was reinstated in a corrective action in 2002 and no further challenges to the patent are pending in this matter.

(c)	Hitachi Zosen vs. 3D Systems, Inc. On November 25, 2002, 3D Systems was served with a complaint through the Japanese Consulate General from EOS’ Japanese distributor, Hitachi Zosen, seeking damages in the amount of 535,293,436 yen (approximately $4.5 million), alleging lost sales during the period in which DTM Corporation had an injunction in Japan prohibiting the sale of EOS EOSint P350 laser sintering systems. Initial procedural hearings occurred in March and April 2003 in Tokyo District Court, with a third preliminary hearing scheduled for June 30, 2003.

(d)	EOS vs. DTM and 3D Systems, Inc. In December 2000, EOS filed a patent infringement suit against DTM in the U.S. District Court, Central District of California. EOS alleges that DTM has infringed and continues to infringe certain U.S. patents that the Company licenses to EOS. EOS has estimated its damages to be approximately $27.0 million for the period from the fourth quarter of 1997 through 2002. In April 2001, consistent with an order issued by the federal court in this matter, the Company was added as a plaintiff to the lawsuit. On October 17, 2001, the Company was substituted as a defendant in this action because DTM’s corporate existence terminated when it merged into the Company’s subsidiary, 3D Systems, Inc. on August 31, 2001. In February 2002, the court granted summary adjudication on the Company’s motion that any potential liability for patent infringement terminated with the merger of DTM into 3D Systems, Inc. Concurrently, the court denied EOS’s motion for a fourth amended complaint to add counts related to EOS’s claim that 3D Systems, Inc. is not permitted to compete in the field of laser sintering under the terms of the 1997 Patent License Agreement between 3D Systems, Inc. and EOS. 3D Systems, Inc. filed counterclaims against EOS for the sale of polyamide powders in the United States based on two of the patents acquired in the DTM acquisition. The discovery cut off date was on January 20, 2003. A motion by 3D Systems, Inc. for a preliminary injunction was denied by the court on May 14, 2002. The court scheduled the trial date to October 7, 2003.

(e)	3D Systems, Inc. vs. AMES. In April 2002, the Company filed suit for patent infringement against Advanced Manufacturing Engineering Systems of Nevada, Iowa for patent infringement related to AMES’ purchase and use of EOS powders in the Company’s SLS system. On June 24, 2002, upon motion by the defendants, this matter was stayed pending trial of the EOS vs. DTM and 3D Systems, Inc. matter described immediately above. The Company has been informed that Ames is no longer in business and we are in the process of requesting a dismissal of the action.

(f)	EOS GmbH Electro Optical Systems vs. 3D Systems, Inc. On January 21, 2003, the Company was served with a complaint that had been filed in May of 2002 in Regional Court, Commerce Division, Frankfurt, Germany, seeking 1,000,000 Euros for the alleged breach of a non-competition agreement entered into in 1997. The Company answered the complaint on April 25, 2003. At a hearing on June 27, 2003, the court advised the parties that it intends to issue a decision in this matter on September 27, 2003.

(g)	Board of Regents, The University of Texas System and 3D Systems, Inc. vs. EOS GmbH Electro Optical Systems. On February 25, 2003, 3D Systems, Inc. along with the Board of Regents of the University of Texas, filed suit against EOS GmbH Electro Optical Systems (“EOS”) in the United States District Court, Western District of Texas seeking damages and injunctive relief arising from violation of U.S. Patents Nos. 5,597,589 and 5,639,070, which are patents relating to laser sintering which have been licensed by the University of Texas to 3D. On March 25, 2003, EOS filed its answer to this complaint, along with counterclaims including breach of contract and antitrust violations. Following a summary judgment hearing, the court on June 25, 2003 dismissed the anti-trust conspiracy counterclaims against the University of Texas.

(h)	The Company has guaranteed the value of an aggregate of 264,900 shares of common stock underlying warrants issued to the former RPC shareholders. If the fair market value of our common stock is less than $25.27 on September 19, 2003, then each warrant holder has the right to receive, in exchange for the warrant, an amount equal to CHF 8.25 (approximately $6.30 at June 20, 2003) multiplied by the total number of shares of common stock then underlying the warrant. The value of this commitment at the acquisition date was $1.3 million and was included in the purchase price of RPC (see Note 10 of Notes to Consolidated Financial Statements for the year ended December 31, 2002). Our aggregate potential liability at March 28, 2003 was approximately $1.6 million. Payment in cash is due within 30 days of exercise of the guaranty right by the warrant holder.

(i)	The Company is engaged in certain additional legal actions arising in the ordinary course of business. On the advice of legal counsel, the Company believes it has adequate legal defenses and that the ultimate outcome of these actions will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

At this time, financial obligations of these contingencies are not estimable and no contingent loss and liabilities have been recorded, accordingly. However, management believes the ultimate outcome of these actions will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

(12)	Subsequent Events

Preferred Stock.

On May 5, 2003, the Company sold 2,634,016 shares of Series B Convertible Preferred Stock for aggregate consideration of $15.8 million. The Company incurred issuance cost of approximately $0.6 million in connection with this transaction. The preferred stock accrues dividends at 8% per share and is convertible at any time into approximately 2,634,016 shares of common stock. The stock is redeemable at the Company’s option after the third anniversary date. Redemption is mandatory on the tenth anniversary date, at $6.00 per share plus accrued dividends.

SEC Inquiry.

We received an inquiry from the SEC relating to our revenue recognition practices. The Audit Committee has completed its own inquiry into the matter and shared its findings with the SEC. The Company has not been notified that the SEC has initiated a formal investigation.

Legal Proceedings.

Regent Pacific Management Corporation vs. 3D Systems Corporation

On June 11, 2003, Regent Pacific Management Corporation filed a complaint against the Company for breach of contract in the Superior Court of the State of California, County of San Francisco. Regent provided management services to the Company from September 1999 through September 2002. Regent alleges that the Company breached non-solicitation provisions in the Company’s contract with it by retaining the services of two Regent contractors following the termination of the contract. Regent seeks $780,000 in liquidated damages together with reasonable attorney’s fees and costs. The Company currently is evaluating the complaint.

Other

On May 6, 2003, the Company received a subpoena from the U.S. Department of Justice to provide certain documents to a grand jury investigating antitrust and related issues within its industry. The Company has been advised that it currently is not a target of the grand jury investigation, and is complying with the subpoena.

The Company has agreed to maintain an effective registration statement with respect to the resale of certain shares of its common stock that it sold in private placement transactions. At the date hereof, the Company is not in compliance with these obligations. In one transaction, the Company is obligated to pay liquidated damages in an aggregate amount of approximately $100,000 per month commencing July 15, 2003 and continuing until an effective registration statement is available for use by the shareholders. The Company intends to file a registration statement as soon as practicable following the filing of this report.

At March 28, 2003, the Company has a remaining note receivable totaling $45,232, including accrued interest, from Mr. Hull, a director and executive officer of the Company, pursuant to the 1996 Stock Incentive Plan. The loan was used to purchase shares of the Company’s common stock at the fair market value on the date of purchase. The original amount of the note was $60,000. The note bears interest at a rate of 6% per annum and matures in 2003. Pursuant to the terms of the note, as a result of meeting certain profitability targets for fiscal 2000, $20,000 of the principal amount of the note was forgiven together with $3,671 of interest in 2000. The note receivable is shown on the balance sheet as a reduction of stockholders’ equity. Pursuant to the terms of the note and related transaction documents, in July 2003, the Company agreed to retire Mr. Hull’s note in exchange for 6,031 shares of common stock.

(13)	Restatement

Subsequent to the issuance of its March 29, 2002 consolidated quarterly financial statements, the Company’s management determined that certain sales transactions recorded in the three months ended March 29, 2002, did not meet all of the criteria required for revenue recognition under United States Generally Accepted Accounting Principles. The restated transactions affect the Company’s previously recorded amounts for accounts receivable, inventory, deferred revenue, sales, cost of sales and others as noted below. The consolidated financial statements as of and for the three months ended March 29, 2002 have been restated to correct the accounting for these transactions. A summary of the significant effects of the restatement is as follows:

	As Restated March 29, 2002	As Previously Reported March 29, 2002
	(in thousands, except per share amounts)
Consolidated Statements of Operations
For the three months ended:
Sales	$27,514	$27,195
Gross profit	10,320	10,137
Total operating expenses	14,898	14,828
Loss from operations	(4,578)	(4,691)
Income tax expense (benefit)	4,492	4,575
Net income	8,694	8,498
Basic net income per share	.66	.65
Diluted net income per share	.59	.58

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Restatement

In connection with the investigation conducted by the Audit Committee of our Board of Directors as part of the fiscal 2002 audit which we discuss in detail in our Annual Report on Form 10-K filed on June 30, 2003, we have restated our previously issued financial statements for the three months ended March 29, 2002. The restatement arose from the adjustments of certain income statement items which principally relate to the treatment and timing of revenue recognition of five equipment sales transactions. The effect of the adjustments for the three months ended March 29, 2002 is to increase the Company’s previously reported first quarter 2002 consolidated revenues from $27.2 million to $27.5 million, increase net income from $8.5 million to $8.7 million and increase diluted net income per share from $0.58 to $0.59. At the direction of the Audit Committee, the Company is implementing changes to its financial organization and enhancing its internal controls in response to issues identified in the investigation and otherwise raised by the restatement. These changes are more fully discussed in Item 4 of this Report.

Unless otherwise expressly stated, all financial information in this Report is presented inclusive of these income statement changes and other adjustments. The reconciliation of previously reported amounts to the amounts currently being reported is presented in Note 13 of the accompanying Notes to Consolidated Financial Statements in this Report.

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

For the first three months of 2003, the continued general economic slowdown in capital equipment spending worldwide impacted both revenues and earnings. In the first three months of 2003, SLA system unit sales were down 53.3% and SLS system unit sales were down 12.5% from the same period in 2002. This had a significant impact on both revenue and overall gross margin.

We recognize the importance of recurring revenue to moderate the impact that fluctuations in capital spending has on our high end equipment sales. The following table reflects recurring revenues (service and materials sales) and non-recurring revenues (system sales and related equipment) and those revenues as a percentage of total revenues for the periods indicated below (in thousands, expect percentages):

	Three Months Ended
	March 28, 2003	March 29, 2002
Recurring revenues	$15,710	$17,753
Non-recurring revenues	7,307	9,761

Total revenues	$23,017	$27,514

Recurring revenues	68.3%	64.5%
Non-recurring revenues	31.7%	35.5%

Total revenues	100%	100%

Since the second quarter of 2001, the market for our capital equipment has been impacted by overall economic conditions. Consequently, we reduced our cost structure by implementing an approximate 10% reduction in workforce worldwide in April 2002. After reviewing our results for the second quarter of 2002 and the long-term prospects for the worldwide economy, we took additional measures to realign our projected expenses with anticipated revenue levels. During the third quarter of 2002, we closed our existing facilities in Austin, Texas and Farmington Hills, Michigan and reduced our workforce by an additional 20% or 109 employees. As a result of these activities, we recorded a charge of $2.7 million in the quarter ended September 27, 2002.

Sales into our Advanced Digital Manufacturing (“ADM”) market continues to increase including sales into aerospace, motorsports, jewelry, and hearing aids. Our ADM revenue was approximately $7.9 million or 34.3% of our overall revenue in the first quarter of 2003 and $5.8 million or 21.1% of our total revenue in the first quarter of 2002, and we believe that the market demand for new ADM applications continues to grow.

On March 19, 2002, we reached a settlement agreement with Vantico relating to the termination of the Distribution and Research and Development Agreement which required Vantico to pay us $22 million through payment of cash or delivery of 1.55 million shares of 3D Systems common stock. On April 22, 2002, Vantico delivered their 1.55 million shares to us. We continue to focus on our resin conversion program and our overall materials business. We are moving forward with our retail materials strategy with our Accura™ materials which we launched on April 23, 2002.

Related Parties

At March 28, 2003, the Company has a remaining note receivable totaling $45,232, including accrued interest, from Mr. Hull, a director and executive officer of the Company, pursuant to the 1996 Stock Incentive Plan. The loan was used to purchase shares of the Company’s common stock at the fair market value on the date of purchase. The original amount of the note was $60,000. The note bears interest at a rate of 6% per annum and matures in 2003. Pursuant to the terms of the note, as a result of meeting certain profitability targets for fiscal 2000, $20,000 of the principal amount of the note was forgiven together with $3,671 of interest in 2000. The note receivable is shown on the balance sheet as a reduction of stockholders’ equity. Pursuant to the terms of the note and related transaction documents, in July 2003, the Company agreed to retire Mr. Hull’s note in exchange for 6,031 shares of common stock.

On May 5, 2003, we sold 2,634,016 shares of our Series B Convertible Preferred Stock, at a price of $6.00 per share, for aggregate consideration of $15.8 million. The preferred stock accrues dividends at 8% per share and is convertible at any time into approximately 2,634,016 shares of common stock. The stock is redeemable at the Company’s option after the third anniversary date, The Company must redeem any shares of preferred stock outstanding on the tenth anniversary date. The redemption price is $6.00 per share plus accrued and unpaid dividends. Messrs. Loewenbaum, Service and Hull, our Chairman of the Board, Chief Executive Officer and Chief Technology Officer, respectively, purchased an aggregate of $1,450,000 of the preferred shares. Additionally, Clark Partners I, L.P., a New York limited partnership, purchased $5.0 million of the preferred shares. Kevin Moore, a member of our Board of Directors, is the president of the general partner of

Clark Partners I, L.P. In connection with the offering, Houlihan Lokey Howard & Zukin rendered its opinion that the terms of the offering were fair to the Company from a financial point of view. A special committee of the Board of Directors, composed entirely of disinterested independent directors, approved the offer and sale of the preferred shares and recommended the transaction to the Board of Directors. The Board also approved the transaction, with interested Board members not participating in the vote.

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

The services of Brian Service, our Chief Executive Officer, previously were provided under an arrangement with Regent Pacific Corporation. From September 10, 2002 (the date of the termination of the Regent Agreement), through October 15, 2002, Mr. Service was engaged on an interim consulting basis for which he was paid $79,999. Effective October 15, 2002, Mr. Service was employed by us pursuant to an employment agreement under which he has agreed to serve as Chief Executive Officer until at least December 2003. Mr. Service is being paid $17,809 on a bi-weekly basis under this agreement, and has been awarded fully vested options, with a term of five years, to purchase 350,000 shares of our common stock at a price of $5.78 (the closing price on October 15, 2002). On November 18, 2002, the Company entered into a consulting agreement with Brian K. Service, Inc. (“BKSI”), a corporation in which Mr. Service is a stockholder, officer, and director. Pursuant to this agreement the Company would pay to BKSI an amount up to $310,000 for an 11-month period for the provision of the services of qualified consultants to the Company. Under this agreement, the Company paid $45,000 through March 28, 2003

From October 1999 until November 2002, G. Walter Loewenbaum II was an employee of the Company, with a salary of $180,000 per annum. He resigned from this employment in November 2002. At the regularly scheduled Board meeting on November 18, 2002, the Board unanimously voted to grant to Mr. Loewenbaum compensation of $180,000 per annum for performing the duties of Chairman of the Board of the Company.

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

We believe that our allowance for doubtful accounts is a critical accounting estimate because it is susceptible to change and dependent upon events that are remote in time and may or may not occur, and because the impact of recognizing additional allowance for doubtful accounts may be material to the assets reported on our balance sheet.

Income taxes. The provisions of SFAS No. 109 “Accounting for Income Taxes,” require a valuation allowance when, based upon currently available information and other factors, it is more likely than not that all or a portion of the deferred tax asset will not be realized. SFAS No. 109 provides that an important factor in determining whether a deferred tax asset will be realized is whether there has been sufficient income in recent years and whether sufficient income is expected in future years in order to utilize the deferred tax asset. Forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence, such as cumulative losses in recent years. The existence of cumulative losses in recent years is an item of negative evidence that is particularly difficult to overcome. During our 2002 fourth quarter-end, we recorded a valuation allowance of approximately $12.9 million against our net deferred tax assets. We intend to maintain a valuation allowance until sufficient evidence exists to support its reversal. Also, until an appropriate level of profitability is reached, we do not expect to recognize any domestic tax benefits in future periods.

We believe that our determination to record a valuation allowance to reduce our deferred tax assets is a critical accounting estimate because it is based on an estimate of future taxable income in the United States, which is susceptible to change and dependent upon events that are remote in time and may or may not occur, and because the impact of recording a valuation allowance may be material to the assets reported on our balance sheet. The determination of our income tax provision is complex due to operations in numerous tax jurisdictions outside the United States, which are subject to certain risks, which ordinarily would not be expected in the United States. Tax regimes in certain jurisdictions are subject to significant changes, which may be applied on a retroactive basis. If this were to occur, our tax expense could be materially different than the amounts reported. Furthermore, as explained in the preceding paragraph, in determining the valuation allowance related to deferred tax assets, the Company adopts the liability method as required by SFAS No. 109, “Accounting for Income Taxes.” This method requires that we establish valuation allowance if, based on the weight of available evidence, in the Company’s judgment it is more likely than not that the deferred tax assets may not be realized.

Inventory. Inventories are stated at the lower of cost or market, cost being determined on the first-in, first-out method. Reserves for slow moving and obsolete inventories are provided based on historical experience and current product demand. Our reserve for slow moving and obsolete inventory was $2.4 million and $1.9 million at March 28, 2003 and December 31, 2002, respectively. We evaluate the adequacy of these reserves quarterly. Our determination relating to the allowance for inventory obsolescence is subject to change because it is based on management’s current estimates of required reserves and potential adjustments. We believe that the allowance for inventory obsolescence is a critical accounting estimate because it is susceptible to change and dependent upon events that are remote in time and may or may not occur, and because the impact of recognizing additional obsolescence reserves may be material to the assets reported on our balance sheet and results of operations.

Goodwill, intangible and other long-lived assets. The Company has applied Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” in its allocation of the purchase price of DTM Corporation (DTM) and RPC Ltd. (RPC). The annual impairment testing required by SFAS No. 142, “Goodwill and Other Intangible Assets” requires the Company to use its judgment and could require the Company to write-down the carrying value of its goodwill and other intangible assets in future periods. SFAS No. 142 requires companies to allocate their goodwill to identifiable reporting units, which are then tested for impairment using a two-step process detailed in the statement. The first step requires comparing the fair value of each reporting unit with its carrying amount, including goodwill. If that fair value exceeds the carrying amount, the second step of the process is not necessary and there are no impairment issues. If that fair value does not exceed that carrying amount, companies must perform the second step that requires an allocation of the fair value of the reporting unit to all assets and liabilities of that unit as if the reporting unit had been acquired in a purchase business combination and the fair value of the reporting unit was the purchase price. The goodwill resulting from that purchase price allocation is then compared to its carrying amount with any excess recorded as an impairment charge.

Upon implementation of SFAS No. 142 in January 2002 and again in the fourth quarter of 2002, the Company concluded that the fair value of the Company’s reporting units exceeded their carrying value and accordingly, as of that date, there were no goodwill impairment issues. The Company is required to perform a valuation of its reporting unit annually, or upon significant changes in the Company’s business environment.

The Company evaluates long-lived assets other than goodwill for impairment whenever events or changes in circumstances indicate that the carrying value of an assets may not be recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset are less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value.

We believe that our determination not to recognize an impairment of goodwill, intangible or other long-lived assets is a critical accounting estimate because it is susceptible to change, dependent upon estimates of the fair value of our reporting units, and because the impact of recognizing an impairment may be material to the assets reported on our balance sheet and our results of operations.

Contingencies. We account for contingencies in accordance with SFAS No. 5, “Accounting for Contingencies.” SFAS No. 5 requires that we record an estimated loss from a loss contingency when information available prior to issuance of our financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Accounting for contingencies such as legal and income tax matters requires us to use our judgment. At this time our contingencies are not estimable and have not been recorded, however, management believes the ultimate outcome of these actions will not have a material effect on our consolidated financial position, results of operations or cash flows.

Revenue Recognition. Revenues from the sale of systems and related products are recognized upon shipment, provided that both title and risk of loss have passed to the customer and collection is reasonably assured. Some sales transactions are bundled and include equipment, software license, warranty, training and installation. The Company allocates and records revenue in these transactions based on vendor specific objective evidence that has been accumulated through historic operations. The process of allocating the revenue involves some management judgments. Revenues from services are recognized at the time of performance. We provide end users with maintenance under a warranty agreement for up to one year and defer a portion of the revenues at the time of sale based on the objective evidence for the value of these services. After the initial warranty period, we offer these customers optional maintenance contracts; revenue related to these contracts is deferred and recognized ratably over the period of the contract. Our warranty costs were $1.2 million and $0.9 million, for the three months ended March 28, 2003 and March 29, 2002, respectively. The Company’s systems are sold with software products that are integral to the operation of the systems. These software products are not sold separately.

Certain of the Company’s sales were made through a sales agent to customers where substantial uncertainty exists with respect to collection of the sales price. The substantial uncertainty is generally a result of the absence of a history of doing business with the customer and uncertain political environment in the country in which the customer does business. For these sales, the Company records revenues based on the cost recovery method, which requires that the sales proceeds received are first applied to the carrying amount of the asset sold until the carrying amount has been recovered. Thereafter, all proceeds are recognized as gross profit.

Credit is extended based on an evaluation of each customer’s financial condition. To reduce credit risk in connection with systems sales, the Company may, depending upon the circumstances, require significant deposits prior to shipment and may retain a security interest in the system until fully paid. The Company often requires international customers to furnish letters of credit.

Recent Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 replaces Emerging Issues Task Force (EITF) Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 does not have a material impact on our results of operations or financial condition.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 establishes standards on the classification and measurement of financial instruments with characteristics of both liabilities and equity. SFAS No. 150 will become effective for financial instruments entered into or modified after May 31, 2003. We are in the process of assessing the effect of SFAS No. 150 and does not expect the implementation of the pronouncement to have a material effect on its financial condition or results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation it has undertaken in issuing the guarantee. FIN 45 also requires guarantors to disclose certain information for guarantees, beginning December 31, 2002. These financial statements contain the required disclosures.

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” FIN 46 requires an investor with a majority of the variable interests in a variable interest entity to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A variable interest entity is an entity in which the equity investors do not have a controlling financial interest or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from other parties. We do not have any variable interest entities that must be consolidated.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage relationship of certain items from the Statements of Operations to total sales:

	Three months ended
	March 28, 2003	March 29, 2002 Restated
Sales:
Products	64.0%	70.0%
Services	36.0%	30.0%
Total sales	100.0%	100.0%
Cost of sales:
Products (as a percent of product sales)	57.7%	56.5%
Services (as a percent of services sales)	84.8%	76.5%
Total cost of sales	67.4%	62.5%
Gross profit	32.6%	37.5%
Selling, general and administrative expenses	46.3%	39.9%
Research and development expenses	11.3%	14.3%
Loss from operations	(25.0)%	(16.6)%
Interest and other income (expense), net	(3.9)%	(2.5)%
Gain on arbitration settlement	—%	67.1%
Provision for income taxes	0.9%	16.3%
Net (loss) income (loss)	(29.9)%	31.6%

The following table sets forth, for the periods indicated, total sales attributable to each of our major products and services groups, and those sales as a percentage of total sales (in thousands, except for percentages):

	Three months ended
	March 28, 2003	March 29, 2002
Products:
SLA systems and related equipment	$3,453	$5,811
Solid object printers	362	854
SLS systems and related equipment	2,399	2,131
Materials	7,430	9,500
Other	1,093	965

Total products	14,737	19,261

Services:
Maintenance	7,937	7,633
Other	343	620

Total services	8,280	8,253

Total sales	$23,017	$27,514

Products:
SLA systems and related equipment	15.0%	21.1%
Solid object printers	1.6%	3.1%
SLS systems and related equipment	10.4%	7.8%
Materials	32.3%	34.5%
Other	4.7%	3.5%

Total products	64.0%	70.0%

Services:
Maintenance	34.5%	27.7%
Other	1.5%	2.3%

Total services	36.0%	30.0%

Total sales	100.0%	100.0%

The Company develops, manufactures and markets worldwide solid imaging systems designed to reduce the time it takes to produce three-dimensional objects. Segments are reported by geographic sales regions. The Company’s reportable segments include the Company’s administrative, sales, service, manufacturing and customer support operations in the United States and sales and service offices in the European Community (France, Spain, Germany, the United Kingdom, Italy, and Switzerland) and in Asia (Japan, Hong Kong, and Singapore).

The Company evaluates performance based on several factors, of which the primary financial measure is operating income. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 3 of the Notes to Consolidated Financial Statements.

Summarized financial information concerning the Company’s reportable segments is shown in the following table (in thousands):

	Three months ended
	March 28, 2003	March 29, 2002
Sales:
U.S. operations	$11,059	$15,627
European operations	9,181	7,587
Asia/Pacific operations	2,777	4,300

Total sales	23,017	27,514
Cost of sales:
U.S. operations	8,005	8,530
European operations	5,926	6,520
Asia/Pacific operations	1,591	2,144

Total cost of sales	15,522	17,194

Gross profit	$7,495	$10,320

THREE MONTHS ENDED MARCH 28, 2003 COMPARED TO

THE THREE MONTHS ENDED MARCH 29, 2002

Revenues. Revenues during the three months ended March 28, 2003, (the “first quarter of 2003”) were $23.0 million, a decrease of 16.3%, from the $27.5 million recorded during the three months ended March 29, 2002 (the “first quarter of 2002”). The decrease in overall revenues reflects a decline in capital spending due to poor economic conditions in the United States and the uncertainty surrounding the war with Iraq.

Product sales of $14.7 million were recorded in the first quarter of 2003, a decrease of 23.8%, compared to $19.3 million for the first quarter of 2002. The decrease was primarily in the United States operating segments, which experienced a decrease in revenue from $15.6 million to $11.1 million, or 28.8%. The decrease is directly related to the decline in unit sales of our SLA systems as customers delayed decisions with respect to capital expenditures. Our Asia operating unit also experienced a decline in revenue of 34.9% from $4.3 million in the first quarter of 2002 to $2.8 million for the similar period in 2003. The decline in sales for Asia is primarily due to service bureau purchases of systems in the first quarter of 2002 which are not expected to be repeated on an annual basis. Product sales in our Europe operating segment increased 21.1% to $9.2 million in the first quarter of 2003 from $7.6 million for the first quarter of 2002. This increase is primarily attributable to the reassignment of sales personnel from other regions to Europe and a change in the management of our European operations.

Total units sold for the three months ended March 28, 2003 and March 29, 2002 were 39 and 67, respectively. During the first quarter of 2003, we sold a total of 14 SLA systems, 7 SLS systems and 18 ThermoJet systems, as compared to 30 SLA systems, 8 SLS systems and 29 ThermoJet systems sold in the first quarter of 2002. The decrease in units sold is primarily due to the continued overall economic decline in capital spending by customers in the United States and the distraction of management’s attention caused by the accounting issues discussed in Item 4 of this Report. We also continue to experience a shift in our sales mix from our large frame SLA systems to our small frame SLA systems.

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

Materials revenue of $7.4 million was recorded in the first quarter of 2003, a 21.8% decrease from the $9.5 million recorded in the first quarter of 2002. The decrease in materials revenue primarily relates to lower volume of resin sales as we continue to solicit customers to transition from Vantico material to RPC supplied material as well as fewer initial vat fill revenues resulting from a decrease in the number of systems sold in the first quarter of 2003. We believe that many customers have converted to our RPC resins and that we supply approximately 50% of the worldwide market for SL resins used in our SLA systems.

Service sales during the first quarter of 2003 totaled $8.3 million, a slight increase from the $8.25 million recorded in the first quarter of 2002. The increase primarily reflects an increase in new maintenance contract revenue as a result of an increase in the overall number of systems in the marketplace. This increase is offset by delays in customer decisions whether to renew maintenance contracts.

Cost of sales. Cost of sales was $15.5 million or 67.4% of sales in the first quarter of 2003 and $17.2 million or 62.5% of sales in the first quarter of 2002.

Product cost of sales as a percentage of product sales was 57.7% in the first quarter of 2003 and 56.5% in the first quarter of 2002. Product cost of sales as a percentage of product sales increased primarily due to a shift in the sales mix of our SLA systems and the increase of our service revenue as a percentage of total revenue which has lower margins than our systems revenue. These higher costs were partially offset by lower costs of sales on our resin materials which we produce internally and distribute through RPC.

Cost of sales for U.S. operations decreased to $8.0 million in the first quarter of 2003 from $8.5 million in the first quarter of 2002. The monetary decrease in cost of sales is directly related to the decrease in sales. Cost of sales for U.S. operations as a percentage of U.S. sales increased 72.1% in the first quarter of 2003 from 54.5% in the first quarter of 2002. This increase is due to the change in our sales mix for the quarter between service revenue and systems revenue, as noted above. We believe that during 2003 our mix of service revenue and systems revenue will stabilize and consequently, cost of sales as a percentage of sales will approximate our historical results. Cost of sales for our European operations decreased to $5.9 million or 64.1% of sales in the first quarter of 2003 from $6.5 million or 85.9% of sales in the first quarter of 2002. The decrease in cost of sales as a percent of sales relates to higher margins on resin sales offset by lower margins associated with the mix of SLS and SLA systems sold. Cost of sales for our Asia/Pacific operations decreased to $1.6 million or 57.1% of sales in the first quarter of 2003 from $2.1 million or 48.8% of sales in the first quarter of 2002 primarily as a result of lower sales of SLA and SLS systems.

Service cost of sales as a percentage of service sales was 84.8% in the first quarter of 2003 and 76.5% in the first quarter of 2002. The increase in the service cost of sales as a percentage of service sales is primarily attributable to an unusually high demand for warranty replacement of lasers in our machines for the quarter, which we do not expect to continue. Additionally, delayed decisions by customers whether to renew service contracts reduced our gross profit margins as certain of our service costs of sales are fixed and do not fluctuate depending on service revenues.

Selling, general and administrative expenses. Selling, general and administrative expenses totaled $10.7 million in the first quarter of 2003 and $11.0 million in the first quarter of 2002. This decrease was primarily a result of cost savings achieved due to a reduction in workforce and other restructuring activities during the second and third quarters of 2002 offset by increased professional fees incurred in connection with the audit committee investigation and the completion of the 2002 audit.

Research and development expenses. Research and development expenses in the first quarter of 2003 decreased to $2.6 million or 11.3% of sales compared to $3.9 million or 14.3% of sales in the first quarter of 2002. The decrease in research and development expenses is primarily due to closure of the research and development facility in Austin, Texas and consolidation this activity in other locations. We continue the development work associated with the InVision® si2 3-D printer. We do not anticipate any revenue from the InVision® si2 3-D printer until we have successfully completed design validation testing, which we currently anticipate to be in the third quarter of 2003. Given the anticipated impact of cost reductions and closure of our Austin facility, we anticipate further research and development expenses to be more in line with historical levels of approximately 9% of revenue.

Income (loss) from operations. Operating loss for the first quarter of 2003 was $5.8 million compared to a loss of $4.6 million in the first quarter of 2002. This increase in operating loss is attributable primarily to decreased revenue. Poor economic conditions have delayed the purchase of capital equipment for many customers. We expect this trend to change as the worldwide economic outlook improves.

Interest and other income (expense), net. Interest and other income (expense), net for the first quarter of 2003 was $(0.9) million compared to interest and other income (expense), net of $(0.7) million in the first quarter of 2002. The increased expense in the first quarter of 2003 reflects higher interest rates on our debt and additional loan costs for U.S. Bank as a result of obtaining the required waivers of default.

Provision for income taxes. For the first quarter of 2003, our income tax provision was $0.2 million, compared to $4.6 million in the first quarter of 2002, due to the Vantico settlement recorded in the first quarter of 2002.

LIQUIDITY AND CAPITAL RESOURCES

	March 28, 2003	December 31, 2002
	(in thousands)
Cash and cash equivalents	$3,510	$2,279
Working capital deficit	(14,474)	(8,608)

	Three months ended
	March 28, 2003	March 29, 2002
	(in thousands)
Cash (used for) provided by operating activities	$79	$3,787
Cash used for investing activities	(1,913)	(3,267)
Cash provided by (used for) financing activities	3,114	(1,173)

Net cash provided by operating activities in the first three months of 2003 of $79,000 primarily results from net loss of $6.9 million. In addition cash was generated by net collections of accounts receivable of $7.9 million partially offset by an increase in inventory of $1.5 million. Furthermore, cash decreased due to a decrease in accounts payable and accrued liabilities of $0.7 million and $1.0 million, respectively, related to payments for sales commissions, royalties, and payments related to severance and other restructuring costs.

Net cash used for investing activities during the first three months of 2003 totaled $1.9 million. The cash used primarily relates to additions to licenses and patents of $1.7 million for legal defense and new patent filings and to payments for the Optoform acquisition of $0.2 million.

Net cash provided by financing activities during the first three months of 2003 totaled $3.1 million and primarily reflects $7.0 million in draw downs on the line of credit and $3.9 million in debt repayment.

GOING CONCERN

The consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company incurred operating losses totaling $5.8 million and $21.4 million for the three months ended March 28, 2003 and the year ended December 31, 2002 respectively, and has an accumulated deficit of $28.3 million at March 28, 2003.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. As of June 27, 2003, the Company had cash balances of $8.4 million, of which $1.2 million was restricted, and $0.1 million was available under a bank line of credit available to meet current obligations. Further, the Company is obligated under its existing line of credit to have a commitment letter from a substitute lender by September 30, 2003. Failure to obtain a commitment letter from an acceptable lender will cause the amount under the line of credit to become immediately due. Management has accepted a proposal from Congress Financial, a subsidiary of Wachovia, to provide a secured revolving credit facility of up to $20.0 million, of which $5.0 million would be available for a letter of credit. The proposal is contingent on Congress Financial completing due diligence to its satisfaction and other conditions. We cannot assure you that over the next twelve months or thereafter we will generate funds from operations or that capital will be available from external sources such as debt or equity financings or other potential sources to fund future operating costs, debt service obligations and capital requirements. Our operations are not currently profitable. Our ability to continue operations is uncertain if we are not successful in obtaining outside funding. Management plans to continue raising additional capital to fund operations. The lack of additional capital resulting from the inability to generate cash flow or raise financing from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material adverse effect on its business. Further, we cannot assure you that any necessary funds, if available, will be available on attractive terms or that they will not have a significantly dilutive effect on the Company’s existing shareholders.

The accompanying consolidated financial statements do not include any adjustments relating to the recoverability or classification of asset carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

On August 20, 1996, we completed a $4.9 million variable rate industrial development bond financing of our Colorado facility. Interest on the bonds is payable monthly (the interest rate at March 28, 2003 was 1.31%). Principal payments are payable in semi-annual installments through August 2016. The bonds are collateralized by an irrevocable letter of credit issued by Wells Fargo Bank, N.A. that is further collateralized by a standby letter of credit issued by U.S. Bank in the amount of $1.2 million. In order to further secure the reimbursement agreement, we executed a deed of trust, security agreement and assignment of rents, an assignment of rents and leases, and a related security agreement encumbering the Grand Junction facility and certain personal property and fixtures located there. In addition, the Grand Junction facility is encumbered by a second deed of trust in favor of Mesa County Economic Development Council, Inc. securing $0.8 million in allowances granted to us pursuant to an Agreement dated October 4, 1995. At March 28, 2003, a total of $4.2 million was outstanding under the bonds. The terms of the letter of credit require us to maintain specific levels of minimum tangible net worth and fixed charge coverage ratio.

On March 27, 2003, Wells Fargo sent a letter to the Company stating that it was in default of the fixed charge coverage ratio and minimum tangible net worth covenants of the reimbursement agreement relating to the letter of credit. The bank provided the Company until April 26, 2003, to cure these defaults.

On May 2, 2003, Wells Fargo drew down a letter of credit in the amount of $1.2 million which was held as partial security under the reimbursement agreement relating to the letter of credit underlying the bonds and placed the cash in a restricted account. The Company obtained a waiver for the defaults from the Wells Fargo Bank, provided that the Company meet certain terms and conditions. The Company must remain in compliance with all other provisions of the reimbursement agreement for this letter of credit. If a replacement letter of credit is not be obtained on or before December 31, 2003, the Company will agree to retire $1.2 million of the bonds using the restricted cash.

On August 17, 2001, the Company entered into a loan agreement with U.S. Bank totaling $41.5 million, in order to finance the acquisition of DTM. The financing arrangement consisted of a $26.5 million three-year revolving credit facility and a $15 million 66-month commercial term loan. At March 28, 2003, a total of $6.4 million was outstanding under the revolving credit facility and $9.6 million was outstanding under the term loan. The interest rate at March 28, 2003, for the revolving credit facility and term loan was 7.5%. The interest rate is computed as either: (1) the prime rate plus a margin ranging from 0.25% to 4.0%, or (2) the 90–day adjusted LIBOR plus a margin ranging from 2.0% to

5.75%. Pursuant to the terms of the agreement, U.S. Bank has received a first priority security interest in our accounts receivable, inventories, equipment and general intangible assets.

On May 1, 2003 the Company entered into “Waiver Agreement Number Two” with U.S. Bank whereby U.S. Bank waived all financial covenant violations at December 31, 2002 and March 31, 2003. The events of default caused by the Company’s failure to timely submit audited financial statements and failure to make the March 31, 2003 principal payment of $5.0 million were also waived. The agreement requires the Company to obtain additional equity investments of at least $9.6 million; to pay off the balance on the term loan of $9.6 million by May 5, 2003; to increase the applicable interest rate to prime plus 5.25%; and to pay a $150,000 waiver fee and all related costs of drafting the agreement. US Bank has also agreed to waive the Company’s compliance with each financial covenant in the loan agreement through September 30, 2003. Provided the Company obtains a commitment letter from a qualified lending institution by September 30, 2003, to refinance all of the outstanding obligations with US Bank, the waiver will be extended to the earlier of December 31, 2003, or the expiration date of the commitment letter. Through the date of this filing, the Company has complied with all aspects of Waiver Agreement Number Two including the receipt of equity investments of $9.6 million and the $9.6 million principal repayment of the term loan.

On May 5, 2003, we sold 2,634,016 shares of our Series B Convertible Preferred Stock at a price of $6.00 per share for aggregate consideration of $15.8 million. The preferred stock accrues dividends at 8% per share and is convertible at any time into approximately 2,634,016 shares of common stock. The stock is redeemable at the Company’s option at any time after the third anniversary date. The Company must redeem any shares of preferred stock outstanding on the tenth anniversary date. The redemption price is equal to $6.00 per share plus accrued and unpaid dividends. Net proceeds to us from this transaction were $15.2 million.

We lease certain facilities under non-cancelable operating leases expiring through December 2006. The leases are generally on a net-rent basis, whereby we pay taxes, maintenance and insurance. Leases that expire are expected to be renewed or replaced by leases on other properties. Rental expense for the three months ended March 28, 2003 and March 29, 2002, aggregated $0.7 million for each period.

The future contractual payments at December 31, 2002 are as follows:

Contractual Obligations	2003	2004	2005	2006	2007	Later Years	Total
Line of credit	$2,450	$—	$—	$—	$—	$—	$2,450
Term loan(a)	10,350	—	—	—	—	—	10,350
Industrial development bond	150	165	180	200	220	3,325	4,240
Subordinated debt	—	—	—	10,000	—	—	10,000

Operating leases	2,949	2,599	1,723	1,518	738	—	9,527

Total Contractual Obligations	$15,899	$2,764	$1,903	$11,718	$958	$3,325	$36,567

(a)	Subsequent to March 28, 2003, we completely repaid this term loan.

In addition to the foregoing contractual commitments in connection with the acquisition of RPC, the Company has guaranteed the value of an aggregate of 264,900 shares of common stock underlying warrants issued to the former RPC shareholders. If the fair market value of our common stock is less than $25.27 on September 19, 2003, then each warrant holder has the right to receive, in exchange for the warrant, an amount equal to CHF 8.25 (approximately $6.30 at June 20, 2003) multiplied by the total number of shares of common stock then underlying the warrant. The value of this commitment at the acquisition date was $1.3 million and was included in the purchase price of RPC (see Note 10 of Notes to Consolidated Financial Statements for the year ended December 31, 2002). Our aggregate potential liability at March 28, 2003 was approximately $1.6 million. Payment in cash is due within 30 days of exercise of the guaranty right by the warrant holder.

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

Risks Arising from Recent Events

Our independent auditors’ report expresses doubt about our ability to continue as a going concern.

At December 31, 2002, our independent auditors’ report, dated June 20, 2003, includes an explanatory paragraph relating to substantial doubt as to our ability to continue as a going concern. We experienced significant operating losses in the first quarter of 2003, each quarter of fiscal 2002 and in preceding years. Our cash and short-term investment balances have continued to decline since December 31, 2002, and we expect to experience further declining balances. We have failed to meet our financial covenants under our bank agreements and our reimbursement agreement relating to our municipal bond financing. US Bank has waived our compliance with the financial covenants in our loan agreement with them through September 30, 2003 and subject to obtaining a commitment letter from a qualified lending institution by September 30, 2003 to refinance all of our outstanding obligations with US Bank, the waiver will be extended to the earlier of December 31, 2003, or the expiration date of the commitment letter. Wells Fargo has waived compliance with certain covenants, provided that we remain in compliance with all other provisions of the reimbursement agreement. The waiver extends through December 31, 2003 provided that if we do not obtain a letter of credit to replace Wells Fargo on or before December 31, 2003, we agree to retire $1.2 of the bonds through the use of restricted cash. If we are unable to obtain a commitment letter as required under the US Bank waiver, we will need to raise additional capital through debt or equity financing to pay off the bank loan or we will be in default.

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

If we fail to timely file any periodic report due by December 31, 2003, Nasdaq will delist our common stock and, as a consequence, fewer investors, especially institutional investors, will be willing to invest in our company, our stock price will decline, and it will be difficult to raise money on terms acceptable to us, or at all.

If Nasdaq delists our common stock, it could become subject to the Securities and Exchange Commission “Penny Stock” rules. Penny stocks generally are equity securities with a price of less than $5.00 per share that are not registered on a national securities exchange or quoted on the Nasdaq system. Broker-dealers dealing in our common stock would then be subject to additional burdens which may discourage them from effecting transactions in our common stock, which could make it difficult for investors to sell their shares and, consequently, limit the liquidity of our common stock.

In addition, if Nasdaq delists our common stock, we expect that some or all of the following circumstances will occur, which likely will cause a further decline in our trading price and make it more difficult to raise funds:

•	there will be less liquidity in our common stock;

•	there will be fewer institutional and other investors that will consider investing in our common stock;

•	there will be fewer market makers in our common stock;

•	there will be less information available concerning the trading prices and volume of our common stock; and

•	there will be fewer broker-dealers willing to execute trades in shares of our common stock.

Finance

Our debt level could adversely affect our financial health and affect our ability to run our business.

As of June 30, 2003, our debt was $38.6 million, of which $8.6 million was current borrowings and $25.8 million related to convertible and preferred instruments. This level of debt could have important consequences to you as a holder of shares. Below we have identified for you some of the material potential consequences resulting from this significant amount of debt.

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

As of March 28, 2003, we had $67.8 million of unamortized intangible assets, including goodwill, licenses and patents, other intellectual property, and certain expenses that we amortize over time. Any material impairment to any of these items could reduce our net income and may adversely affect the trading price of our common stock.

At March 28, 2003, we had $44.5 million in goodwill capitalized on our balance sheet. In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 142 “Goodwill and Other Intangible Assets,” which requires among other things, the discontinuance of the amortization of goodwill and certain other intangible assets that have indefinite useful lives, and the introduction of impairment testing in its place. Under SFAS 142, goodwill and some indefinite-lived intangibles will not be amortized into results of operations, but instead will be tested for impairment at least annually, with impairment being measured as the excess of the carrying value of the goodwill or intangible asset over its fair value. In addition, goodwill and intangible assets will be tested more often for impairment as circumstances warrant, and may result in write-downs of some of our goodwill and indefinite-lived intangibles. Accordingly, we could, from time to time, incur impairment charges, which will be recorded as operating expenses and will reduce our net income and adversely affect our operating results.

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

Operations

We face significant competition in many aspects of our business and this competition is likely to increase in the future.

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

Our material revenue, excluding DTM related revenues, declined significantly for the quarter ended March 28, 2003 as compared to the quarter ended March 29, 2002. This was due to the termination of our liquid resin research and development agreements with Vantico on April 22, 2002, under which we had jointly developed liquid photopolymers with Vantico and served as the exclusive worldwide distributor (except in Japan) of these materials. Sales of these materials accounted for 32.3% and 34.5% of our total revenues for the first quarter of 2003 and 2002, respectively. Sales of our materials excluding the LS product line accounted for 14.8% and 20.0% of our total revenues for the first quarter of 2003 and 2002 respectively. On September 20, 2001, we acquired RPC, an independent supplier of stereolithography resins located in Switzerland and many customers have converted from Vantico material to our RPC resins. However, prices have fallen significantly as a result of increased competition. In addition, our management team does not have substantial experience in the materials development and manufacturing business. Also, the manufacture of materials business increases some of the existing risks we face and poses new risks to our company. For example, we must comply with all applicable environmental laws, rules and regulations associated with large scale manufacturing of resins in Switzerland. Our compliance with these laws may increase our cost of production and reduce our margins and any failure to comply with these laws may result in legal or regulatory action instituted against us, substantial monetary fines or other damages. In addition we entered into a two-year non-exclusive distribution agreement for the sale of a line of resins produced by another chemical manufacturer.

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

We are affected by rapid technological change, changes in user and customer requirements and preferences, frequent new product and service introductions embodying new technologies and the emergence of new standards and practices, any of which could render our existing products and proprietary technology and systems obsolete. We believe that our future success will depend on our ability to deliver products that meet changing technology and customer needs. To remain competitive, we must continue to enhance and improve the functionality and features of our products, services and technologies. Our success will depend, in part, on our ability to:

•	obtain leading technologies useful in our business,

•	enhance our existing products,

•	develop new products and technologies that address the increasingly sophisticated and varied needs of prospective customers, particularly in the area of material functionality,

•	respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis, and

•	recruit and retain key technology employees.

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

As of March 28, 2003, we held 359 patents, which include 152 in the United States, 146 in Europe, 17 in Japan, and 44 in other foreign jurisdictions. At that date, we also had 176 pending patent applications: 52 in the United States, 53 in Japan, 48 in European countries and 23 other foreign countries. As we discover new developments and components to our technology, we intend to apply for additional patents. Effective trademark, service mark, copyright, patent and trade secret protection may not be available in every country in which our products and services are made available. We cannot assure you that the pending patent applications will be granted or that we have taken adequate steps to protect our proprietary rights, especially in countries where the laws may not protect our rights as fully as in the United States. In addition, our competitors may independently develop or initiate technologies that are substantially similar or superior to ours. We cannot be certain that we will be able to maintain a meaningful technological advantage over our competitors.

We currently are involved in several patent infringement actions, both as plaintiff and as defendant. At March 28, 2003, we had capitalized $7.5 million in legal costs related to various litigation, which if not settled favorably, would need to be written off and would have a significant negative impact on our financial results. Our ability to fully protect and exploit our patents and proprietary rights could be adversely impacted by the level of expense required for intellectual property litigation.

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

We subcontract for manufacture of material laser sintering components, powdered sintering materials and accessories from a single-source third-party supplier. There are several potential suppliers of the material components, parts and subassemblies for our stereolithography products. However, we currently use only one or a limited number of suppliers for several of the critical components, parts and subassemblies, including our lasers, materials and certain ink jet components. Our reliance on a single or limited number of vendors involves many risks including:

•	shortages of some key components,

•	product performance shortfalls, and

•	reduced control over delivery schedules, manufacturing capabilities, quality and costs.

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

Our improper recognition of revenue with regard to certain sales transactions, the ensuing audit committee investigation and the adjustments to previously filed financial statements could seriously harm our relationships with existing customers and impair our ability to attract new customers. Customers who purchase our products make a significant long-term commitment to the use of our technology. Our products often become an integral part of each customer’s facility and our customers look to us to provide continuing support, enhancements and new versions of our products. Because of the long-term nature of a commitment in some of our products, customers are often concerned about the stability of their suppliers. Purchasing decisions by potential and existing customers have been and may continue to be postponed, we believe in part due to our improper recognition of revenue and the ensuing audit committee investigation. The failure to timely file our 10-K and 10-Q and the adjustment to our previously filed financial statements may cause existing and potential customers concern over our stability and these concerns may cause us to lose sales. Any loss in sales could adversely affect our results of operations, further deepening concern among current and potential customers. If potential and existing customers lose confidence in us, our competitive position in our industry may be seriously harmed and our revenues could further decline.

The audit committee investigation into our revenue recognition issues and our recent reductions in work force, have caused turnover in our finance and sales which could have a material adverse effect on our business.

The recent departure of key accounting, finance and sales personnel may cause delays in completing our business initiatives and adversely impact our organization’s institutional knowledge regarding key policies, significant contracts and agreements, and other key facts. We have experienced substantial turnover in our employees, including senior members of our finance, accounting and sales departments, since the commencement of the audit committee investigation. In addition, in 2002, we completed substantial reductions in our workforce and closed our office in Austin, Texas, which we acquired as part of our acquisition of DTM and our sales office in Farmington Hills, Michigan. Many of these departed employees had significant experience with our market, as well as relationships with many of our existing and potential customers and business partners. It will take substantial time for new employees to develop an in-depth understanding of our market and to form significant relationships with our customers and partners. In addition, the reductions in force may lead to reduced employee morale and productivity, increased attrition and difficulty retaining existing employees and recruiting future employees, any of which could harm our business and operating results.

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

The terrorist attacks that took place in the United States on September 11, 2001, along with the United States’ military campaign against terrorism in Iraq, Afghanistan and elsewhere and continued violence in the Middle East have created many economic and political uncertainties, some of which may materially harm our business and revenues. The disruption of our business as a result of these events, including disruptions and deferrals of customer purchasing decisions, had an immediate adverse impact on our business. Since September 11, 2001, some economic commentators have indicated that spending on capital equipment of the type that we sell has been weaker than spending in the economy as a whole, and many of our customers are in industries that are also viewed as under-performing the overall economy, such as the automobile and telecommunication industries. The long-term effects of these events on our customers, the market for our common stock, the markets for our services and the U.S. economy as a whole are uncertain. The consequences of any additional terrorist attacks, or any expanded-armed conflicts are unpredictable, and we may not be able to foresee events that could have an adverse effect on our markets, or our business.

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

Many factors, some of which are beyond our control, may cause these fluctuations in operating results. These factors include:

•	acceptance and reliability of new products in the market,

•	size and timing of product shipments,

•	currency and economic fluctuations in foreign markets and other factors affecting international sales,

•	price competition,

•	delays in the introduction of new products,

•	general worldwide economic conditions,

•	changes in the mix of products and services sold,

•	impact of ongoing litigation, and

•	impact of changing technologies.

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

Factors that may have a significant impact on the market price of our common stock include:

•	future announcements concerning our developments or those of our competitors, including the receipt of substantial orders for products,

•	quality deficiencies in services or products,

•	results of technological innovations,

•	new commercial products,

•	changes in recommendations of securities analysts,

•	proprietary rights or product, patent or other litigation, and

•	sales or purchase of substantial blocks of stock.

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

We are exposed to interest rate risk on our revolving credit facility and term loan with US Bank, which have variable interest rates. At March 28, 2003, we had a total of $6.4 million outstanding under our revolving credit facility and $9.6 million outstanding on our term loan. The interest rate at March 28, 2003 for the revolving credit facility and the term loan was 7.5%. The revolving credit facility expires in 2003. This loan was paid off in May 2003.

We have an industrial development bond on our Colorado facility, which has an outstanding balance of $4.2 million. We will make annual principal payments of $150,000, $165,000, $180,000, $200,000, $220,000, for the years ending 2003, 2004, 2005, 2006, 2007 and $3,325,000 thereafter. The bond has a variable interest rate and the interest rate at March 28, 2003 was        %. An increase or decrease in the variable interest rate of 1.00% would increase or decrease our annual interest expense by $42,000. We have not entered into any hedging contracts to protect ourselves against future changes in interest rates, which could negatively impact the amount of interest we are required to pay. However, we do not feel that this risk is significant and we do not plan to attempt to hedge to mitigate this risk in the foreseeable future.

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

The carrying amount, principal maturity and estimated fair value of long-term debt exposure as of December 31, 2002 are as follows:

	Carrying Amount 2002	2003	2004	Payments 2005	2006	2007	Later Years	Fair Value
Line of credit	$2,450	$2,450	$—	$—	$—	$—	$—	$2,450
Interest rate	7.5%
Term loan(a)	$10,350	$10,350	$—	$—	$—	$—	$—	$10,350
Interest rate	6.42%
Industry Development Bond	$4,240	$150	$165	$180	$200	$220	$3,325	$4,240
Interest rate	1.31%
Subordinated debt	$10,000	$—	$—	$—	$10,000	$—	$—	$8,560
	7.00%

(a)	Subsequent to March 28, 2003, we completely repaid this term loan.

Foreign Currency Risk. International revenues accounted for approximately 52.0% of our total revenue in 2002. International sales are made primarily from our foreign sales subsidiaries in their respective countries and are denominated in United States dollars or the local currency of each country. These subsidiaries also incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency.

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

As of March 28, 2003, we had investments in foreign operations that are sensitive to foreign currency exchange rates, including non-functional currency denominated receivables and payables. The net amount that is exposed in foreign currency when subjected to a 10% change in the value of the functional currency versus the non-functional currency produces an approximate $3.3 million change in our balance sheet as of March 28, 2003.

The Company uses derivative instruments to manage exposure to foreign currency risk. The Company manages selected exposures through financial market transactions in the form of foreign exchange forward and put option contracts. The Company does not enter into derivative contracts for speculative purposes. The Company does not hedge its foreign currency exposure in a manner that would entirely eliminate the effects of changes in foreign exchange rates on its consolidated net (loss) income. The Company has no put option contracts in place on March 28, 2003.

ITEM 4.	CONTROLS AND PROCEDURES

In connection with the investigation conducted by the Audit Committee of our Board of Directors as part of the fiscal 2002 audit, which we discuss in detail in our Annual Report on Form 10-K filed on June 30, 2003, deficiencies in the Company’s internal controls were identified relating to:

•	accounting policies and procedures;

•	personnel and their roles and responsibilities;

Deloitte has verbally advised the Audit Committee and management that these internal control deficiencies constitute reportable conditions and a material weakness as defined in Statement of Auditing Standards No. 60. At the direction of the Audit Committee, the Company is implementing changes to its financial organization and enhancing its internal controls in response to BDO’s conclusions. These changes include,

•	Retaining new management in senior finance and operations positions, and in many staff positions,

•	terminating or reassigning senior officers and key employees,

•	developing a comprehensive policies and procedures manual, including written procedures for sales order documentation and shipping and storage, that is accessible and understood by all employees,

•	establishing an internal audit function and retaining an internal audit director,

•	clarifying the Company’s revenue recognition policies and introducing more formalized and frequent training of finance, sales and other staff,

•	communicating a zero tolerance policy for employees who engage in violations of the Company’s accounting policies and procedures,

•	establishing an anonymous hotline for employees to report potential violations of policies and procedures or of applicable laws or regulations, and

•	additional management oversight and detailed reviews of personnel, disclosures and reporting.

The Company is in the process of implementing these changes. To date, the Company has retained a Director of Internal Audit, expanded the number of employees in its finance department, terminated or reassigned senior officers and key employees, established an anonymous hotline for employees to report potential violations of policies and procedures and, through its Disclosure Committee, which is discussed in more detail below, engaged in detailed reviews of its public disclosures and reporting. The Company is in the process of implementing each other recommendation. In order to prepare this report, pending full implementation of the changes set forth above, the Company implemented interim alternative and additional control measures (the “Interim Measures”) to ensure that the financial statements, and other financial information included in these reports, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in these reports.

Our management, including the Principal Executive Officer and our Principal Accounting Officer, does not expect that our disclosure controls or our internal controls will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Evaluation of disclosure controls and procedures. During fiscal 2002, the Company formed a disclosure committee to assist the Principal Executive Officer and Principal Accounting Officer in fulfilling their responsibility in designing, establishing, maintaining and reviewing the Company’s disclosure controls and procedures (the “Disclosure Committee”). The Disclosure Committee currently includes the Company’s Principal Executive Officer, Principal Accounting Officer, General Counsel, Chief Technology Officer, Senior Vice President, Development and Operations, Senior Vice President, Worldwide Revenue Generation. Within 90 days prior to the date of filing this report, the Company’s Principal Executive Officer and Principal Accounting Officer, along with the other members of the Disclosure Committee, evaluated the Company’s disclosure controls and procedures. The Company’s Principal Executive Officer and Principal Accounting Officer have concluded that, with the application of the Interim Measures together with the other changes to its organization and controls implemented to date, the disclosure controls and procedures are sufficient to bring to their attention on a timely basis material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings under the Exchange Act.

Changes in internal controls. The Company has implemented and continues to implement the changes identified above, and has applied the Interim Measures, all of which are intended to increase the effectiveness of its control procedures. Other than the aforementioned items, there were no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

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

DTM vs. EOS, et al. The plastic sintering patent infringement actions against EOS began in France (Paris Court of Appeals), Germany (District Court of Munich) and Italy (Regional Court of Pinerolo) in 1996. Legal actions in France, Germany and Italy are proceeding. EOS had challenged the validity of two patents related to thermal control of the powder bed in the European Patent Office, or EPO. Both of those patents survived the opposition proceedings after the original claims were modified. One patent was successfully challenged in an appeal proceeding and in January 2002, the claims were invalidated. The other patent successfully withstood the appeal process and the infringement hearings were re-started. In October 2001, a German district court ruled the patent was not infringed, and this decision is being appealed. In November 2001, we received a decision of a French court that the French patent was valid and infringed by the EOS product sold at the time of the filing of the action and an injunction was granted against future sales of the product. EOS filed an appeal of that decision in June 2002. That action is pending and has been scheduled for hearing on March 30, 2004. In February 2002, we received a decision from an Italian court that the invalidation trial initiated by EOS was unsuccessful and the Italian patent was held valid. The infringement action in a separate Italian court has now been recommenced and a decision is expected based on the evidence that has been submitted.

In 1997, DTM initiated an action against Hitachi Zosen Joho Systems, the EOS distributor in Japan. In May 1998, EOS initiated two invalidation trials in the Japanese Patent Office attempting to have DTM’s patent invalidated on two separate bases. The Japanese Patent Office ruled in DTM’s favor in both trials in July 1998, effectively ruling that DTM’s patent was valid. In September 1999, the Tokyo District Court then ruled in DTM’s favor and granted a preliminary injunction prohibiting further importation and selling of the infringing plastic sintering EOS machine. In connection with this preliminary injunction, DTM was required to place 20 million yen, which is approximately $200,000, on deposit with the court towards potential damages that Hitachi might claim should the injunction be reversed. Based on the Tokyo District Court’s ruling, EOS then filed an appeal in the Tokyo High Court to have the rulings of the Japanese Patent Office revoked. On March 6, 2001, the Tokyo High Court ruled in EOS’s favor that the rulings of the Japanese Patent Office were in error. As a result, the Tokyo High Court found that Hitachi Zosen was not infringing DTM’s patent. These rulings were unsuccessfully appealed by DTM to the Tokyo Supreme Court. We amended the claims and the patent was reinstated in a corrective action in 2002 and no further challenges to the patent are pending in this matter.

Hitachi Zosen vs. 3D Systems, Inc. On November 25, 2002, 3D Systems was served with a complaint through the Japanese Consulate General from EOS’ Japanese distributor, Hitachi Zosen, seeking damages in the amount of 535,293,436 yen (approximately $4.5 million), alleging lost sales during the period in which DTM Corporation had an injunction in Japan prohibiting the sale of EOS EOSint P350 laser sintering systems. Initial procedural hearings occurred in March and April 2003 in Tokyo District Court, with a third preliminary hearing scheduled for June 30, 2003.

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

3D Systems, Inc. vs. AMES. In April 2002, we filed suit for patent infringement against Advanced Manufacturing Engineering Systems of Nevada, Iowa for patent infringement related to AMES’ purchase and use of EOS powders in the Company’s SLS system. On June 24, 2002, upon motion by the defendants, this matter was stayed pending trial of the EOS vs. DTM and 3D Systems, Inc. matter described immediately above. We have been informed that Ames is no longer in business and we are in the process of requesting a dismissal of the action.

EOS GmbH Electro Optical Systems vs. 3D Systems, Inc. On January 21, 2003, we were served with a complaint that had been filed in May 2002 in Regional Court, Commerce Division, Frankfurt, Germany, seeking 1,000,000 Euros for the alleged breach of a non-competition agreement entered into in 1997. We answered the complaint on April 25, 2003. At a hearing on June 27, 2003, the court advised the parties that it intends to issue a decision in this matter on September 27, 2003.

Board of Regents, The University of Texas System and 3D Systems, Inc. vs. EOS GmbH Electro Optical Systems. On February 25, 2003, 3D Systems, along with the Board of Regents of the University of Texas, filed suit against EOS GmbH Electro Optical Systems (“EOS”) in the United States District Court, Western District of Texas seeking damages and injunctive relief arising from violation of U.S. Patents Nos. 5,597,589 and 5,639,070, which are patents relating to laser sintering which have been licensed by the University of Texas to 3D. On March 25, 2003, EOS filed its answer to this complaint, along with counterclaims including breach of contract and antitrust violations. Following a summary judgment hearing, the court on June 25, 2003 dismissed the anti-trust conspiracy counterclaims against the University of Texas.

Regent Pacific Management Corporation vs. 3D Systems Corporation. On June 11, 2003, Regent Pacific Management Corporation filed a complaint against us for breach of contract in the Superior Court of the State of California, County of San Francisco. Regent provided management services to us from September 1999 through September 2002. Regent alleges that we breached non-solicitation provisions in our contract with it by retaining the services of two Regent contractors following the termination of the contract. Regent seeks $780,000 in liquidated damages together with reasonable attorney’s fees and costs. We currently are evaluating the complaint.

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

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

10.1	Lease Amendment No. 2 dated as of March 1, 1996 by and between Katell Valencia Associates, a California limited partnership and 3D Systems, Inc., a California corporation.

10.2	Waiver dated June 26, 2003, between Wells Fargo and Registrant.

99.1	Certificationof Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated July 14, 2003.

99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated July 14, 2003.

b. Reports on Form 8-K

-	Current Report on Form 8-K, Items 5 and 7, filed January 21, 2003.
-	Current Report on Form 8-K, Items 5 and 7, filed February 20, 2003.
-	Current Report on Form 8-K, Items 5 and 7, filed March 25, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ G. PETER V. WHITE
G. Peter V. White Vice President, Finance (Principal Accounting Officer)	Date: July 14, 2003

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

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 14, 2003

/s/ BRIAN K. SERVICE
By:	Brian K. Service
Title:	Chief Executive Officer, Chief Operating Officer and President (Principal Executive Officer)

Certification of

Principal Accounting Officer of

3D Systems Corporation

I, G. Peter V. White, certify that:

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

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 14, 2003

/s/ G. PETER V. WHITE
By:	G. Peter V. White
Title:	Vice President, Finance (Principal Accounting Officer)