Form 10-Q
period 2003-06-27
3D SYSTEMS CORP
filed 2003-08-11
CIK 910638

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q



            |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 27, 2003

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

                                    Yes x No

Shares of Common Stock, par value $0.001, outstanding as of July 31, 2003:
12,767,947

                             3D SYSTEMS CORPORATION

                                TABLE OF CONTENTS

                                                                                               Page
PART I.    FINANCIAL INFORMATION...................................................................1

           ITEM 1.  Financial Statements...........................................................1

                    Condensed Consolidated Balance Sheets as of June 27, 2003 (unaudited) and
                    December 31, 2002 (unaudited)..................................................1

                    Condensed Consolidated Statements of Operations for the Three and Six Months
                    Ended June 27, 2003 and June 28, 2002 (as restated) (unaudited)................2

                    Condensed Consolidated Statements of Cash Flows for the Six Months Ended
                    June 27, 2003 and June 28, 2002 (as restated) (unaudited)......................3

                    Condensed Consolidated Statements of Comprehensive (Loss) Income for the
                    Six Months Ended June 27, 2003 and June 28, 2002 (as restated) (unaudited).....5

                    Notes to Condensed Consolidated Financial Statements for the Six Months
                    Ended June 27, 2003 and June 28, 2002 (unaudited)..............................6

           ITEM 2.  Management's Discussion and Analysis of Financial Condition and
                    Results of Operations.........................................................17

                    Liquidity and Capital Resources...............................................28

                    Cautionary Statements and Risk Factors........................................31

           ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk....................39

           ITEM 4.  Controls and Procedures.......................................................41

PART II.   OTHER INFORMATION......................................................................43

           ITEM 1.  Legal Proceedings.............................................................43

           ITEM 6.  Exhibits and Reports on Form 8-K..............................................43


                             3D SYSTEMS CORPORATION
                      Condensed Consolidated Balance Sheets
                    As of June 27, 2003 and December 31, 2002
                                 (in thousands)
                                  (unaudited)

                                                                         JUNE 27, 2003  DECEMBER 31, 2002
                                                                         -------------  -----------------
                                ASSETS
Current assets:
  Cash and cash equivalents, including restricted cash of $1,269 in
    2003                                                                 $       8,985    $    2,279
  Accounts receivable, less allowances for doubtful accounts
    of $2,660 and $3,068                                                        18,054        27,420
  Current portion of lease receivables                                             322           322
  Inventories, net of reserves of $2,318 and $1,876                             12,897        12,564
  Prepaid expenses and other current assets                                      2,222         3,687
                                                                         ---------------  ---------------
          Total current assets                                                  42,480        46,272

Property and equipment, net                                                     13,493        15,339
Licenses and patent costs, net                                                  16,979        14,960
Lease receivables, less current portion and net of allowance
   of $510 and $247                                                                363           553
Acquired technology, net                                                         6,860         7,647
Goodwill                                                                        44,650        44,456
Other assets, net                                                                2,420         3,006
                                                                         ---------------  ---------------
                                                                          $    127,245   $   132,233
                                                                         ===============  ===============

                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Line of credit                                                          $      8,550   $     2,450
  Accounts payable                                                               6,454        10,830
  Accrued liabilities                                                           14,577        15,529
  Current portion of long-term debt                                                155        10,500
  Customer deposits                                                                648           801
  Deferred revenues                                                             13,430        14,770
                                                                         ---------------  ---------------
          Total current liabilities                                             43,814        54,880

Other liabilities                                                                3,373         3,397
Long-term debt, less current portion                                             4,010         4,090
Subordinated debt                                                               10,000        10,000
                                                                         ---------------  ---------------
          Total liabilities                                                     61,197        72,367
                                                                         ---------------  ---------------

Redeemable preferred stock, 8% convertible, authorized 5,000 shares,
  issued and outstanding 2,634                                                  15,158           ---

 Stockholders' equity:
  Common stock, authorized 25,000 shares, issued and outstanding
    12,734 and issued and outstanding 12,725                                        13            13
  Capital in excess of par value                                                85,100        84,931
  Notes receivable from officers for purchase of stock                             (59)          (59)
  Preferred stock dividend                                                        (198)          ---
  Accumulated deficit                                                          (31,852)      (21,419)
  Accumulated other comprehensive loss                                          (2,114)       (3,600)
                                                                         ---------------  ---------------
  Total stockholders' equity                                                    50,890        59,866
                                                                         ---------------  ---------------
                                                                          $    127,245   $   132,233
                                                                         ===============  ===============

     See accompanying notes to condensed consolidated financial statements.

                             3D SYSTEMS CORPORATION
                 Condensed Consolidated Statements of Operations
       For the Three and Six Months Ended June 27, 2003 and June 28, 2002
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                       THREE MONTHS ENDED             SIX MONTHS ENDED
                                                  -----------------------------  ----------------------------
                                                                 JUNE 28, 2002                  JUNE 28, 2002
                                                                  AS RESTATED                    AS RESTATED
                                                   JUNE 27,2003  (SEE NOTE 14)    JUNE 27,2003  (SEE NOTE 14)
                                                  -------------- --------------  -------------- -------------
Sales:
  Products                                        $      18,010  $      19,110   $      32,746   $     38,371
  Services
                                                          8,861          9,433          17,141         17,686
                                                  -------------- --------------  -------------- --------------
    Total sales                                          26,871         28,543          49,887         56,057
                                                  -------------- --------------  -------------- --------------

Cost of sales:
  Products                                                9,543         10,861          18,044         21,741
  Services
                                                          6,547          6,883          13,569         13,197
                                                  -------------- --------------  -------------- --------------
    Total cost of sales                                  16,090         17,744          31,613         34,938
                                                  -------------- --------------  -------------- --------------
Gross profit                                             10,781         10,799          18,274         21,119
                                                  -------------- --------------  -------------- --------------

Operating expenses:
  Selling, general and administrative                     9,719         12,974          20,375         23,944
  Research and development                                2,564          4,707           5,163          8,635
  Severance and other restructuring costs                   251          1,617             251          1,617
                                                  -------------- --------------  -------------- --------------
    Total operating expenses                             12,534         19,298          25,789         34,196
                                                  -------------- --------------  -------------- --------------
Loss from operations                                     (1,753)        (8,499)         (7,515)       (13,077)
Interest and other expense, net                             993            668           1,887          1,368
Gain on arbitration settlement                              ---            ---             ---         18,464
                                                  -------------- --------------  -------------- --------------
(Loss) income before provision for income taxes          (2,746)        (9,167)         (9,402)         4,019
Provision for (benefit from) income taxes                   815         (3,539)          1,031            953
                                                  -------------- --------------  -------------- --------------
Net (loss) income                                        (3,561)        (5,628)        (10,433)         3,066
                                                  -------------- --------------  -------------- --------------

Preferred stock dividend                                    198            --              198            --
Net (loss) income available to common
  shareholders                                    $      (3,759)  $     (5,628)    $   (10,631)    $    3,066
                                                  ============== ==============  ============== ==============
Shares used to calculate basic net (loss) income
  available to common shareholders per share             12,734         12,845          12,730         12,986
                                                  ============== ==============  ============== ==============
Basic net (loss) income available to              $      (0.30)   $      (0.44)    $     (0.84)    $     0.24
  common shareholders per share                   ============== ==============  ============== ==============

Shares used to calculate diluted net (loss)
  income to common shareholders per share                12,734         12,845          12,730         14,445
                                                  ============== ==============  ============== ==============
Diluted net (loss) income available               $      (0.30)   $      (0.44)    $     (0.84)    $     0.21
  to common shareholders per share                ============== ==============  ============== ==============

     See accompanying notes to condensed consolidated financial statements.

                             3D SYSTEMS CORPORATION
                 Condensed Consolidated Statements of Cash Flows
            For the Six Months Ended June 27, 2003 and June 28, 2002
                                 (in thousands)
                                   (unaudited)

                                                                                    SIX MONTHS ENDED
                                                                              ---------------  ---------------
                                                                                                JUNE 28, 2002
                                                                                                 AS RESTATED
                                                                              JUNE 27, 2003     (SEE NOTE 14)
                                                                              ---------------  ---------------
Cash flows from operating activities:
  Net (loss) income                                                           $     (10,433)   $      3,066
  Adjustments to reconcile net (loss) income to net cash used in operating activities:
    Deferred income taxes                                                                ---            893
    Gain on arbitration settlement (including $1,846 included in selling,
      general and administrative for legal reimbursement)                                ---        (20,310)
    Depreciation and amortization                                                      4,590          4,776
    Adjustment to allowance accounts                                                     259            828
    Adjustment to inventory reserve                                                      568            ---
    Loss on disposition of property and equipment                                        316          1,171
    Stock compensation expense                                                           130            ---
    Changes in operating accounts, excluding acquisition:
      Accounts receivable                                                             10,329          7,039
      Lease receivables                                                                  190            706
      Inventories                                                                       (521)           795
      Prepaid expenses and other current assets                                        1,554              7
      Other assets                                                                       435            460
      Accounts payable                                                                (4,509)          (250)
      Accrued liabilities                                                             (1,443)        (3,728)
      Customer deposits                                                                 (153)          (569)
      Deferred revenues                                                               (1,660)          (126)
      Other liabilities                                                                 (187)            142
                                                                              ---------------  ---------------
        Net cash used in operating activities                                           (535)        (5,100)

Cash flows from investing activities:
  Investment in OptoForm SARL                                                            ---         (1,200)
  Investment in RPC                                                                      ---         (2,045)
  Purchase of property and equipment                                                    (397)        (2,079)
  Additions to licenses and patents                                                   (3,231)        (1,536)
  Software development costs                                                             ---           (308)
                                                                               ---------------  ---------------
        Net cash used in investing activities                                         (3,628)        (7,168)

Cash flows from financing activities:
  Exercise of stock options and purchase plan                                             40            529
  Proceeds from sale of redeemable preferred stock                                    15,800         12,492
  Issuance cost for redeemable preferred stock                                          (642)           ---
  Repayment of officers and employee notes                                               ---            145
  Net borrowings under line of credit                                                  6,100            ---
  Borrowings                                                                             ---         30,823
  Repayment of long-term debt                                                        (10,425)       (32,042)
                                                                              ---------------  ---------------
           Net cash provided by financing activities                                  10,873         11,947

Effect of exchange rate changes on cash                                                  (4)          1,069
                                                                              ---------------  ---------------
Net increase in cash and cash equivalents                                              6,706            748
Cash and cash equivalents at the beginning of the period                               2,279          5,948
                                                                              ---------------  ---------------
Cash and cash equivalents at the end of the period                            $        8,985   $      6,696
                                                                              ===============  ===============

     See accompanying notes to condensed consolidated financial statements.

Supplemental schedule of non-cash investing and financing activities:

During the six months ended June 27, 2003 and June 28, 2002, the Company transferred $1.0 million and $3.2 million of property and equipment from inventories to fixed assets, respectively. Additionally, $1.0 million and $1.8 million of property and equipment was transferred from fixed assets to inventories for the three months ended June 27, 2003 and June 28, 2002.

In conjunction with the $22 million arbitration settlement with Vantico, which was settled through the return of shares to the Company, the Company allocated $1.7 million to a put option which is included as an addition to stockholders' equity in the first quarter of 2002.

During the second quarter of 2003, the Company accrued dividends on the Series B Convertible Preferred Stock of $0.2 million.

                             3D SYSTEMS CORPORATION
        Condensed Consolidated Statements of Comprehensive (Loss) Income
       For the Three and Six Months Ended June 27, 2003 and June 28, 2002
                                 (in thousands)
                                   (unaudited)

                                      THREE MONTHS ENDED                SIX MONTHS ENDED
                                  ---------------------------      ---------------------------
                                                JUNE 28, 2002                    JUNE 28, 2002
                                                 AS RESTATED                      AS RESTATED
                                  JUNE 27, 2003 (SEE NOTE 14)      JUNE 27, 2003 (SEE NOTE 14)
                                  ------------- -------------      -------------  ------------
Net (loss)  income                $     (3,561) $     (5,628)      $    (10,433)  $     3,066

Foreign currency translation             1,210         2,515              1,486         2,871
                                  ------------- -------------      -------------  ------------
Comprehensive (loss) income       $     (2,351) $     (3,113)      $     (8,947)  $     5,937
                                  ============= =============      =============  ============

     See accompanying notes to condensed consolidated financial statements.

                             3D SYSTEMS CORPORATION
              Notes to Condensed Consolidated Financial Statements
            For the Six Months Ended June 27, 2003 and June 28, 2002
                                   (unaudited)

(1)  Going Concern

     The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company incurred operating losses totaling $7.5 million and $21.4 million for the six months ended June 27, 2003 and the year ended December 31, 2002, respectively. In addition, the Company has a working capital deficit of $1.3 million and an accumulated deficit of $31.9 million at June 27, 2003. These factors among others raise substantial doubt about the Company's ability to continue as a going concern.

     Management's plans include raising additional working capital through debt or equity financing. In May 2003, the Company sold approximately 2.6 million shares of its Series B Convertible Preferred Stock for aggregate consideration of $15.8 million (Note 7 - Preferred Stock). Subsequently, on May 5, 2003 the Company repaid $9.6 million of the U.S. Bank term loan balance (Note 10 - Borrowings).

     Management intends to obtain debt financing to replace the U.S. Bank financing, and in July 2003, management accepted a proposal from Congress Financial, a subsidiary of Wachovia, to provide a secured revolving credit facility of up to $20.0 million, subject to its completion of due diligence to its satisfaction and other conditions. Congress has not yet completed its diligence process; however, based on a preliminary analysis of the collateral, it has indicated that the loan, if made, would be for an amount significantly less than $20.0 million. Management is pursuing alternative financing sources, including a possible restructuring of the Company's industrial development bonds to make collateral currently serving to secure repayment of the bonds available for additional borrowings. Additionally, management intends to pursue a program to increase margins and continue cost saving programs. However, there is no assurance that the Company will succeed in accomplishing any or all of these initiatives.

     The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability or classification of asset carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

(2)  Basis of Presentation

     The accompanying condensed consolidated financial statements of the Company are prepared in accordance with instructions to Form 10-Q and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) which are necessary for the fair presentation of results for the interim periods. The Company reports its interim financial information on a 13-week basis ending the last Friday of each quarter, and reports its annual financial information through the calendar year ended December 31. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. The results of the six months ended June 27, 2003 are not necessarily indicative of the results to be expected for the full year.

(3)  Significant Accounting Policies and Estimates

     The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to allowance for doubtful accounts, income taxes, inventories, goodwill, intangible and other long-lived assets and contingencies. The Company bases its estimates on historical experience and on various other assumptions it believes reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

     The Company believes the following critical accounting policies are most affected by management's judgments and the estimates used in preparation of the condensed consolidated financial statements.

     Cash and Cash Equivalents.

     Cash and cash equivalents include all cash on hand and cash in various banking institutions. The Company also has $1.2 million of cash in Wells Fargo Bank under restriction to pay off a portion of the outstanding industrial development bonds relating to its Colorado facility (Note 10 - Borrowings). Additionally, the Company has approximately $0.1 million of cash on deposit under restriction, as required by an arrangement with a certain utility supplier.

     Allowance for Doubtful Accounts.

     The Company's estimate for the allowance for doubtful accounts related to trade receivables is based on two methods. The amounts calculated from each of these methods are combined to determine the total amount reserved. First, the Company evaluates specific accounts where it has information that the customer may have an inability to meet its financial obligations (for example, bankruptcy). In these cases, the Company uses its judgment, based on available facts and circumstances, and records a specific reserve for that customer against amounts due to reduce the receivable to the amount that is expected to be collected. These specific reserves are reevaluated and adjusted as additional information is received that impacts the amount reserved. Second, a reserve is established for all customers based on a range of percentages applied to aging categories. These percentages are based on historical collection and write-off experience. If circumstances change (for example, the Company experiences higher than expected defaults or an unexpected material adverse change in a major customer's ability to meet its financial obligation to the Company), estimates of the recoverability of amounts due to the Company could be reduced by a material amount.

     Income Taxes.

     The provisions of SFAS No. 109, "Accounting for Income Taxes," require a valuation allowance when, based upon currently available information and other factors, it is more likely than not that all or a portion of the deferred tax asset will not be realized. SFAS No. 109 provides that an important factor in determining whether a deferred tax asset will be realized is whether there has been sufficient income in recent years and whether sufficient income is expected in future years in order to utilize the deferred tax asset. Forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence, such as cumulative losses in recent years. The existence of cumulative losses in recent years is an item of negative evidence that is particularly difficult to overcome. At June 27, 2003, the unadjusted net book value before valuation allowance of the Company's deferred tax assets totaled approximately $23.4 million, which principally was comprised of net operating loss carry-forwards and other credits. During the six months ended June 27, 2003 and during the Company's 2002 fourth quarter-end, the Company recorded valuation allowance of approximately $4.8 million and $12.9 million, respectively, against its net deferred tax assets, which was additional to the approximate $5.7 million allowance previously recorded. The Company intends to maintain a valuation allowance until sufficient evidence exists to support its reversal. Also, until an appropriate level of profitability is reached, the Company does not expect to recognize any domestic tax benefits in future periods.

     The Company believes its determination to record a valuation allowance to reduce its deferred tax assets is a critical accounting estimate because it is based on an estimate of future taxable income in the United States, which is susceptible to change and dependent upon events that are remote in time and may or may not occur, and because the impact of recording a valuation allowance may be material to the assets reported on the Company's balance sheet. The determination of the Company's income tax provision is complex due to operations in numerous tax jurisdictions outside the United States, which are subject to certain risks, which ordinarily would not be expected in the United States. Tax regimes in certain jurisdictions are subject to significant changes, which may be applied on a retroactive basis. If this were to occur, the Company's tax expense could be materially different than the amounts reported. Furthermore, as explained in the preceding paragraph, in determining the valuation allowance related to deferred tax assets, the Company adopts the liability method as required by SFAS No. 109, "Accounting for Income Taxes." This method requires that we establish valuation allowance if, based on the weight of available evidence, in the Company's judgment it is more likely than not that the deferred tax assets may not be realized.

     Inventory.

     Inventories are stated at the lower of cost or market, cost being determined using the first-in, first-out method. Reserves for slow moving and obsolete inventories are provided based on historical experience and current product demand. The Company evaluates the adequacy of these reserves quarterly. There were no inventories consigned to a sales agent at June 27, 2003, and inventories consigned to a sales agent at December 31, 2002 were $0.1 million. The Company's determination relating to the allowance for inventory obsolescence is subject to change because it is based on management's current estimates of required reserves and potential adjustments.

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

     Goodwill, Intangible and Other Long-Lived Assets.

     The Company has applied Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" in its allocation of the purchase prices of DTM Corporation (DTM) and RPC Ltd. (RPC). The annual impairment testing required by SFAS No. 142, "Goodwill and Other Intangible Assets," requires the Company to use its judgment and could require the Company to write-down the carrying value of its goodwill and other intangible assets in future periods. SFAS No. 142 requires companies to allocate their goodwill to identifiable reporting units, which are then tested for impairment using a two-step process detailed in the statement. The first step requires comparing the fair value of each reporting unit with its carrying amount, including goodwill. If that fair value exceeds the carrying amount, the second step of the process is not necessary and there are no impairment issues. If that fair value does not exceed that carrying amount, companies must perform the second step that requires an allocation of the fair value of the reporting unit to all assets and liabilities of that unit as if the reporting unit had been acquired in a purchase business combination and the fair value of the reporting unit was the purchase price. The goodwill resulting from that purchase price allocation is then compared to its carrying amount with any excess recorded as an impairment charge.

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

     Contingencies.

     The Company accounts for contingencies in accordance with SFAS No. 5, "Accounting for Contingencies," SFAS No. 5 requires that the Company record an estimated loss from a loss contingency when information available prior to issuance of the Company's financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Accounting for contingencies such as legal and income tax matters requires the Company to use its judgment. At this time, the Company's contingencies are not estimable and have not been recorded; however, management believes the ultimate outcome of these actions will not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

     Revenue Recognition.

     Revenues from the sale of systems and related products are recognized upon shipment, provided that both title and risk of loss have passed to the customer and collection is reasonably assured. Some sales transactions are bundled and include equipment, software license, warranty, training and installation. The Company allocates and records revenue in these transactions based on vendor specific objective evidence that has been accumulated through historic operations. The process of allocating the revenue involves some management judgments. Revenues from services are recognized at the time of performance. We provide end users with maintenance under a warranty agreement for up to one year and defer a portion of the revenues at the time of sale based on the objective evidence for the of these services. After the initial warranty period, we offer these customers optional maintenance contracts; revenue related to these contracts is deferred and recognized ratably over the period of the contract. Our warranty costs were $2.0 million and $2.5 million, for the six months ended June 27, 2003 and June 28, 2002, respectively. The Company's systems are sold with software products that are integral to the operation of the systems. These software products are not sold separately.

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

     Stock-based Compensation.

     The Company accounts for stock-based compensation in accordance with Accounting Principles Board, APB, No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The Company has adopted the disclosure-only provisions of FAS No. 123 "Accounting for Stock-Based Compensation." Under APB No. 25, compensation expense relating to employee stock options is determined based on the excess of the market price of the Company's stock over the exercise price on the date of grant, the intrinsic value method, versus the fair value method as provided under FAS No. 123. Accordingly, no stock-based employee compensation cost is reflected in net
     (loss) income, as all options granted under the plan had an exercise price at least equal to the market value of the underlying common stock on the date of grant. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for the six-month periods ended June 27, 2003 and June 28, 2002, consistent with the provisions of FAS No. 123, the Company's net (loss) income and net (loss) income per share would have changed. The following table represents the effect on net (loss) income and net (loss) income per share if the Company had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.


                                               Three Months Ended                Six Months Ended
                                           ----------------------------     ----------------------------
                                            June 27,        June 28,         June 27,        June 28,
                                              2003            2002             2003            2002
                                           ------------    ------------     ------------    ------------
    Net (loss) income available to
     common shareholders, as reported       $   (3,759)     $   (5,628)      $  (10,631)    $     3,066


    Add:  Stock-based employee
     compensation expense included in
     reported net earnings, net of related
     tax benefits                                  ---             ---              ---             ---

    Deduct:  Stock-based employee
     compensation expense determined under
     the fair value based method for all
     awards, net of related tax effects            523           1,407            1,108           2,877
                                           ------------    ------------     ------------    ------------
    Pro forma net (loss) income
     available to common shareholders      $    (4,282)     $   (7,035)      $  (11,739)    $       189
                                           ============    ============     ============    ============
    Basic net (loss) earnings per common
     share:
                           As reported     $     (0.30)     $    (0.44)      $    (0.84)    $      0.24
                                           ============    ============     ============    ============

                           Pro forma       $     (0.34)     $    (0.55)      $    (0.92)    $      0.01
                                           ============    ============     ============    ============

   Diluted net (loss) earnings available
    to common shareholders per share:
                           As reported     $     (0.30)     $   (0.44)       $    (0.84)    $      0.21
                                           ============    ============     ============    ============
                           Pro forma       $     (0.34)     $   (0.55)       $    (0.92)    $      0.01
                                           ============    ============     ============    ============

     SFAS No. 123 requires the use of option pricing models that were not developed for use in valuing employee stock options. The Black-Scholes option pricing model was developed for use in estimating the fair value of short-lived exchange traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions, including the option's expected life and the price volatility of the underlying stock. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of employee stock options. The fair value of options granted for the three months ended June 27, 2003 and June 28, 2002 was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions:

                                           June 27, 2003        June 28, 2002
                                          --------------        -------------
     Risk free interest rate                      2.42 %               4.94 %
     Expected life                             4 years              4 years
     Expected volatility                            83 %                 83 %

     Because FAS No. 123 has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in the future years.

     Recent Accounting Pronouncements.

     In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 replaces Emerging Issues Task Force (EITF) Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 does not have a material impact on the Company's results of operations or financial condition.

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

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards on the classification and measurement of financial instruments with characteristics of both liabilities and equity. SFAS No. 150 will become effective for financial instruments entered into or modified after May 31, 2003. The Company does not have any financial instruments to be accounted for under this pronouncement.

(4)  Inventories (in thousands):

                                         JUNE 27, 2003  DECEMBER 31, 2002
                                         -------------  -----------------
      Raw materials                      $   2,197      $    2,617
      Work in progress                         401             196
      Finished goods                        10,299           9,751
                                         -------------  -----------------
                                         $  12,897      $   12,564
                                         =============  =================

(5)  Property and Equipment, net (in thousands):

                                            JUNE 27, 2003    DECEMBER 31, 2002    USEFUL LIFE
                                                                                   (IN YEARS)
                                           ----------------- ------------------ -----------------
      Land                                 $            435  $             435        ---
      Building                                        4,202              4,202         30
      Machinery and equipment                        26,681             26,984        3-5
      Office furniture and equipment                  3,711              3,597         5
      Leasehold improvements                          4,205              4,137   Life of lease
      Rental equipment                                1,207              1,189         5
      Construction in progress                          391                206        N/A
                                           ----------------- ------------------
                                                     40,832             40,750
      Less accumulated depreciation                 (27,339)           (25,411)
                                           ----------------- ------------------
                                           $         13,493  $          15,339
                                           ================= ==================

     Depreciation expense for the three-month periods ended June 27, 2003 and June 28, 2002 was $1.2 million and $1.8 million, respectively. Depreciation expense for the six-month periods ended June 27, 2003 and June 28, 2002 was $2.2 million and $2.8 million, respectively.

(6)  Intangible Assets and Goodwill:

     (a)  Licenses and Patent Costs

          Licenses and patent costs are summarized as follows (in thousands):

                                                  JUNE 27, 2003       DECEMBER 31, 2002
                                                 ----------------     -----------------
          Licenses, at cost                      $         2,333      $       2,333
          Patent costs                                    26,246              22,946
                                                 ----------------     -----------------
                                                          28,579              25,279
          Less:  Accumulated
            amortization                                 (11,600)            (10,319)
                                                 ----------------     -----------------
                                                 $        16,979      $      14,960
                                                 ================     =================

          For three months ended June 27, 2003 and June 28, 2002, the Company amortized $0.6 million and $0.6 million in license and patent costs, respectively. For the six months ended June 27, 2003 and June 28, 2002, the Company amortized $1.2 million and $1.0 million in license and patent costs, respectively. The Company incurred $3.2 million and $1.5 million in costs for the six months ended June 27, 2003 and June 28, 2002, respectively, and $1.6 million and $1.5 million for the three months ended June 27, 2003 and June 28, 2002, respectively, to acquire, defend, develop and extend patents in the United States, Japan, Europe and certain other countries.

          (b)  Acquired Technology

          Acquired technology is summarized as follows (in thousands):

                                     JUNE 27, 2003   DECEMBER 31, 2002
                                    ---------------- -----------------
          Acquired technology       $        10,111  $        10,029
          Less:  Accumulated
            amortization                     (3,251)          (2,382)
                                    ---------------- -----------------
                                    $         6,860  $         7,647
                                    ================ =================

          For three months ended June 27, 2003 and June 28, 2002, the Company amortized $0.4 million in acquired technology for each period. For the six months ended June 27, 2003 and June 28, 2002, the Company amortized $0.8 million in acquired technology for each period.

          (c)  Other Intangible Assets

          During the three months ended June 27, 2003 and June 28, 2002, the Company had amortization expense on other intangible assets of $0.2 million and $0.1 million, respectively. During the six months ended June 27, 2003 and June 28, 2002, the Company had amortization expense on other intangible assets of $0.3 million and $0.2 million, respectively.

          (d)  Goodwill

          The changes in the carrying amount of goodwill for the six months ended June 27, 2003 are as follows (in thousands):

          Balance as of December 31, 2002           $       44,456
          Effect of foreign currency exchange rates            194
                                                    ---------------
          Balance at June 27, 2003                  $       44,650
                                                    ===============

          The Company recorded no goodwill amortization in 2003.

(7)  Redeemable Preferred Stock

     On May 5, 2003, the Company sold 2,634,016 shares of Series B Convertible Preferred Stock for an aggregate consideration of $15.8 million. The Company incurred issuance costs of approximatelY $0.6 million in connection with this transaction. The preferred stock accrues dividends at 8% per share and is convertible at any time into 2,634,016 shares of common stock. The preferred stock is redeemable at the Company's option after the third anniversary date. Redemption is mandatory on the tenth anniversary date, at $6.00 per share plus accrued dividends. The Company accrued $0.2 million for dividends payable for the period from the issuance date through June 27, 2003.

(8)  Computation of Earnings Per Share

     Basic net (loss) income available to common shareholders per share is computed by dividing net (loss) income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted net (loss) income available to common shareholders per share is computed by dividing net (loss) income available to common shareholders by the weighted average number of shares of common stock outstanding plus the number of additional common shares that would have been outstanding if all potentially dilutive common shares had been issued. Common shares related to stock options and stock warrants are excluded from the computation when their effect is anti-dilutive.

     The following is a reconciliation of the numerator and denominator of the basic and diluted earnings (loss) available per common share computations (in thousands):

                                             THREE MONTHS ENDED             SIX MONTHS ENDED
                                         ---------------------------   ----------------------------
                                           JUNE 27,      JUNE 28,        JUNE 27,       JUNE 28,
                                             2003          2002            2003           2002
                                         ------------- -------------   -------------  -------------
      Numerator:
       Net (loss) income available to
        common shareholders--numerator
        for basic and diluted net (loss)
        income available per common share  $   (3,759)  $  (5,628)      $  (10,631)    $    3,066
                                         ============= =============   =============  =============
      Denominator:
        Denominator for basic net (loss)
         income available to common
         shareholders per share--weighted
         average shares                        12,734      12,845           12,730         12,986

      Effect of dilutive securities:
        Stock options and warrants                ---         ---             ---           1,459
                                         ------------- -------------   -------------  -------------

      Denominator for diluted net (loss)
      income available to common
      shareholders per share               $   12,734   $  12,845        $  12,730     $   14,445
                                         ============= =============   =============  =============

     Potential common shares related to convertible debt, stock options and stock warrants were excluded from the calculation of diluted EPS because their effects were antidilutive. The weighted average for common shares excluded from the computation were approximately 3,760,000 and 1,837,000 for the six months ended June 27, 2003, and June 28, 2002, respectively.

(9)  Segment Information

     The Company develops, manufactures and markets worldwide solid imaging systems designed to reduce the time it takes to produce three-dimensional objects. Segments are reported by geographic sales regions.

     The Company's reportable segments include the Company's administrative, sales, service, manufacturing and customer support operations in the United States and sales and service offices in the European Community (France, Germany, the United Kingdom, Italy and Switzerland) and in Asia (Japan, Hong Kong and Singapore).

     The Company evaluates performance based on several factors, of which the primary financial measure is operating income. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 3.

     Summarized financial information concerning the Company's reportable segments is shown in the following tables (in thousands):


                                       THREE MONTHS ENDED                    SIX MONTHS ENDED
                                  ------------------------------      -------------------------------
                                  JUNE 27, 2003    JUNE 28, 2002      JUNE 27, 2003     JUNE 28, 2002
                                  -------------    -------------      --------------    -------------
    Net sales:
            USA                     $   15,119     $    18,225          $   38,625       $   40,146
            Europe                      12,342          16,149              13,629           25,008
            Asia                         4,090           2,784               6,867            7,084
                                  -------------    -------------      --------------    -------------
             Subtotal                   31,551          37,158              59,121           72,238
    Intersegment elimination            (4,680)         (8,615)             (9,234)         (16,181)
                                  -------------    -------------      --------------    -------------
    Total                           $   26,871     $    28,543          $   49,887       $   56,057
                                  =============    =============      ==============    =============

                                       THREE MONTHS ENDED                    SIX MONTHS ENDED
                                  ------------------------------      -------------------------------
                                  JUNE 27, 2003    JUNE 28, 2002      JUNE 27, 2003     JUNE 28, 2002
                                  -------------    -------------      --------------    -------------

    Intersegment eliminations:
            USA                     $    1,982        $    3,792          $    4,038        $   8,301
            Europe                       2,698             4,823               5,196            7,880
            Asia                          ---               ---                 ---              ---
                                  -------------    -------------      --------------    -------------
    Total                           $    4,680        $    8,615          $    9,234        $  16,181
                                  =============    =============      ==============    =============


     All intersegment sales are recorded at amounts consistent with prices charged to distributors, which are above cost.

                                       THREE MONTHS ENDED                    SIX MONTHS ENDED
                                  ------------------------------      -------------------------------
                                  JUNE 27, 2003    JUNE 28, 2002      JUNE 27, 2003     JUNE 28, 2003
                                  -------------    -------------      --------------    -------------

    (Loss) income from operations:
            USA                     $   (4,227)      $  (5,831)         $   (12,034)      $   (9,197)
            Europe                         883          (2,856)               1,353           (5,286)
            Asia                         1,658             825                2,496            2,809
                                  -------------    -------------      --------------    -------------
            Subtotal                    (1,686)         (7,862)              (8,185)         (11,674)
    Intersegment elimination               (67)           (637)                 670           (1,403)
                                  -------------    -------------      --------------    -------------
    Total                           $   (1,753)      $  (8,499)         $    (7,515)      $  (13,077)
                                  =============    =============      ==============    =============


                                  JUNE 27, 2003      DECEMBER 31, 2002
                                  ---------------    -----------------
    Assets:
            USA                     $   298,526            $ 273,492
            Europe                       55,035               59,067
            Asia                         11,462               13,825
                                  ---------------    -----------------
              Subtotal                  365,023              346,384
                                  ---------------    -----------------
    Intersegment elimination           (237,778)            (214,151)
                                  ---------------    -----------------
    Total                           $   127,245            $ 132,233
                                  ===============    =================

(10) Borrowings

     The total outstanding borrowings are as follows (in thousands):


                                                                   JUNE 27, 2003   DECEMBER 31, 2002
                                                                  -------------- -------------------
     Line of credit                                                $      8,550        $    2,450
                                                                  ============== ===============----
     Long-term debt current portion:
       Industrial development bond                                 $        155        $      150
       Term loan                                                            ---            10,350
                                                                  -------------- -------------------
     Total long-term debt current portion                         $         155        $   10,500
                                                                  ============== ===================
     Long-term debt, less current portion -
       Industrial development bond                                $       4,010        $    4,090
                                                                  -------------- -------------------
     Total long-term debt, less current portion                   $       4,010        $    4,090
                                                                  ============== ===================
     Subordinated debt                                            $      10,000        $   10,000
                                                                  ============== ===================

     On August 20, 1996, the Company completed a $4.9 million variable rate industrial development bond financing of our Colorado facility. Interest on the bonds is payable monthly (the interest rate at June 27, 2003 was 1.31%). Principal payments are payable in semi-annual installments through August 2016. The bonds are collateralized by an irrevocable letter of credit issued by Wells Fargo Bank, N.A. that is further collateralized by a standby letter of credit issued by U.S. Bank in the amount of $1.2 million. In order to further secure the reimbursement agreement, we executed a deed of trust, security agreement and assignment of rents, an assignment of rents and leases, and a related security agreement encumbering the Grand Junction facility and certain personal property and fixtures located there. In addition, the Grand Junction facility is encumbered by a second deed of trust in favor of Mesa County Economic Development Council, Inc. securing $0.8 million in allowances granted to us pursuant to an Agreement dated October 4, 1995. At June 27, 2003, a total of $4.2 million was outstanding under the bond. The terms of the letter of credit require the Company to maintain specific levels of minimum tangible net worth and fixed charge coverage ratios. On March 27, 2003, Wells Fargo sent a letter to the Company stating that it was in default under two covenants of the reimbursement agreement relating to this letter of credit relating to minimum tangible net worth and fixed charge coverage ratios, and provided the Company until April 26, 2003, to cure the default.

     On May 2, 2003, Wells Fargo drew down a letter of credit in the amount of $1.2 million which was held as partial security under the reimbursement agreement relating to the letter of credit underlying the bonds and placed the cash in a restricted account. The Company obtained a waiver for the default from the Bank, provided that the Company meets certain terms and conditions. The Company must remain in compliance with all other provisions of the reimbursement agreement for this letter of credit. If a replacement letter of credit cannot be obtained on or before December 31, 2003, the Company has agreed to retire $1.2 million of the bonds using the restricted cash. In July 2003, management accepted a proposal from Congress Financial, a subsidiary of Wachovia, to provide a secured revolving credit facility of up to $20.0 million, subject to its completion of due diligence to its satisfaction and other conditions. Congress has not yet completed its diligence process; however, based on a preliminary analysis of the collateral, it has indicated that the loan, if made, would be for an amount significantly less than $20.0 million. Management is pursuing alternative financing sources, including a possible restructuring of the Company's industrial development bonds to make collateral currently serving to secure repayment of the bonds available for additional borrowings.

     On August 17, 2001, the Company entered into a loan agreement with U.S. Bank totaling $41.5 million, in order to finance the acquisition of DTM. The financing arrangement consisted of a $26.5 million three-year revolving credit facility and $15 million 66-month commercial term loan. At June 27, 2003, a total of $8.6 million was outstanding under the revolving credit facility. The Company repaid $9.6 million that was outstanding under the term loan on May 5, 2003. The interest rate at June 27, 2003 for the revolving credit facility and term loan was 7.5%. The interest rate is computed as either: (1) the prime rate plus a margin ranging from 0.25% to 4.0%, or (2) the 90-day adjusted LIBOR plus a margin ranging from 2.0% to 5.75%. Pursuant to the terms of the agreement, U.S. Bank has received a first priority security interest in our accounts receivable, inventories, equipment and general intangible assets.

     On May 1, 2003, the Company entered into "Waiver Agreement Number Two" with U.S. Bank whereby U.S. Bank waived all financial covenant violations at December 31, 2002 and March 31, 2003. The events of default caused by the Company's failure to timely submit audited financial statements and failure to make the March 31, 2003 principal payment of $5.0 million were also waived. The agreement requires the Company to obtain additional equity investments of at least $9.6 million; to pay off the balance on the term loan of $9.6 million by May 5, 2003; to increase the applicable interest rate to Prime plus 5.25%; and to pay a $0.2 million waiver fee and all related costs of drafting the waiver. U.S. Bank also agreed to waive the Company's compliance with each financial covenant in the loan agreement through September 30, 2003. Provided the Company obtains a commitment letter from a qualified lending institution by September 30, 2003, to refinance all of the outstanding obligations with U.S. Bank, the waiver will be extended to the earlier of December 31, 2003, or the expiration date of the commitment letter. The Company has complied with all aspects of Waiver Agreement Number Two.

(11) Severance and Other Restructuring Costs

     On July 24, 2002, the Company substantially completed a reduction in workforce, which eliminated 109 positions out of its total workforce of 523 or approximately 20% of the total workforce. In addition, the Company closed its existing office in Austin, Texas, which it acquired as part of its acquisition of DTM, as well as its sales office in Farmington Hills, Michigan. This was the second reduction in workforce completed in 2002. On April 9, 2002, the Company eliminated approximately 10% of its total workforce. All costs incurred in connection with these restructuring activities are included as severance and other restructuring costs in the accompanying condensed consolidated statements of operations.

     A summary of the severance and other restructuring costs accrual consist of the following (in thousands):

                                                 December                   June 27,
                                                 31, 2002      Utilized       2003
                                                -----------    ---------   ----------
     Severance costs (one-time benefits)        $      245  $     (209)    $       36
     Contract termination costs                        552        (312)           240
     Other associated costs                             66         (60)             6
                                                -----------    ---------   ----------
     Total severance and other
     restructuring costs                        $      863  $     (581)    $      282
                                                ===========    =========   ==========


     These amounts are included in accrued liabilities and are expected to be paid by October 2003. There have been no adjustments to the liability except for payments of amounts due under the restructuring plan.

(12) Contingencies

     The Company received an inquiry from the SEC relating to its revenue recognition practices. The Audit Committee has completed its own inquiry into the matter and shared its findings with the SEC. The Company has not been notified that the SEC has initiated a formal investigation.

     The Company is engaged in legal actions arising in the ordinary course of business. At this time, financial obligations of these contingencies are not estimable and no contingent loss and liabilities have been recorded.

(13) Subsequent Events

     Legal Proceedings

     E. James Selzer vs. 3D Systems Corporation (Case No. PC033145, Superior Court of the State of California, County of Los Angeles). On July 28, 2003, the Company was served with a complaint by its former chief financial officer, whose employment had been terminated on April 21, 2003. The complaint asserts breach of alleged employment and equipment purchase contracts. In addition to declaratory relief, Mr. Selzer seeks compensatory and contractual damages, which he requested to be proven at trial, and for various expenses, together with reasonable attorney's fees and costs. The Company is currently evaluating this complaint.

     Other

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

     At June 27, 2003, the Company had a remaining note receivable totaling $45,232, including accrued interest, from Mr. Hull, a director and executive officer of the Company, pursuant to the 1996 Stock Incentive Plan. The loan was used to purchase shares of the Company's common stock at the fair market value on the date of purchase. The original amount of the note was $60,000. The note bore interest at a rate of 6% per annum and matured in 2003. Pursuant to the terms of the note, as a result of meeting certain profitability targets for fiscal 2000, $20,000 of the principal amount of the note was forgiven together with $3,671 of interest in 2000. The note receivable is shown on the balance sheet as a reduction of stockholders' equity. Pursuant to the terms of the note and related transaction documents, in July 2003, the Company retired Mr.
     Hull's note in exchange for 6,031 shares of common stock.

     On August 4, 2003, the Company completed a reduction in its current workforce by terminating 16 positions within its worldwide organization. The estimated severance cost of this reduction is approximately $0.3 million.

     On August 8, 2003, Brian K. Service resigned from his position as the Company's Chief Executive Officer and as a member of the Company's Board of Directors. Mr. Service will receive aggregate payments of approximately $300,000 pursuant to the terms of his employment agreement and a consulting agreement with Brian K. Service, Inc., an affiliate of Mr. Service, payable through January 2004. Mr. Service will continue as an employee of the Company for a 24-month term to assist with various clients and transactions, for which he will be paid $188,000.

     Effective August 8, 2003, Charles W. Hull, the Company's co-founder, Chief Technical Officer and a director, was named acting Chief Executive Officer.

(14) Restatement

     Subsequent to the issuance of its June 28, 2002 consolidated quarterly financial statements, the Company's management determined that certain sales transactions recorded in the three months and six months ended June 28, 2002 did not meet all of the criteria required for revenue recognition under United States Generally Accepted Accounting Principles. Additionally, certain sales transactions, which previously had been recorded in prior periods, were restated and recognized in the three and the six months ended June 28, 2002. The restated transactions affect the Company's previously recorded amounts for accounts receivable, inventory, deferred revenue, sales, cost of sales and others as noted below. The consolidated financial statements as of and for the three months and six months ended June 28, 2002 have been restated to correct the accounting for these transactions. A summary of the significant effects of the restatement is as follows:

                                             THREE MONTHS ENDED                SIX MONTHS ENDED
                                          --------------------------       -------------------------
                                                             AS                              AS
                                                         PREVIOUSLY                      PREVIOUSLY
                                                          REPORTED                        REPORTED
                                           AS RESTATED     JUNE 28,    AS RESTATED        JUNE 28,
                                          JUNE 28, 2002     2002      JUNE 28, 2002          2002
                                          -------------  -----------  -------------      ------------
                                            (in thousands, except            (in thousands, except
                                             per share amounts)               per share amounts)

     CONSOLIDATED STATEMENTS OF OPERATIONS

          Sales                             $   28,543     $   28,782       $   56,057      $ 55,978
          Cost of Sales                         17,744         17,908           34,938        34,965
          Gross profit                          10,799         10,874           21,119        21,013
          Research & development
          expenses                               4,707          4,787            8,635         8,645
          Total operating expenses              19,298         19,378           34,196        34,205
          Loss from operations                  (8,499)        (8,504)         (13,077)      (13,192)
          Income tax expense (benefit)          (3,539)        (3,210)             953         1,367
          Net (loss) income                     (5,628)        (5,962)           3,066         2,536
          Basic net income per share             (0.44)         (0.46)            0.24          0.20
          Diluted net income per share      $    (0.44)    $    (0.46)      $     0.21      $   0.18


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1, and the cautionary statements and risk factors included in this Item 2 of this Report.

The forward-looking information set forth in this Report is as of the date of this filing, and we undertake no duty to update this information. More information about potential factors that could affect our business and financial results is included in the section in this Item 2 entitled "Cautionary Statement and Risk Factors."

RESTATEMENT

In connection with the investigation conducted by the Audit Committee of our Board of Directors as part of the fiscal 2002 audit which we discuss in detail in our Annual Report on Form 10-K filed on June 30, 2003, we have restated our previously issued financial statements for the three months and the six months ended June 28, 2002. The restatement arose from the adjustments of certain income statement items which principally relate to the treatment and timing of revenue recognition of eight equipment sales transactions and 12 equipment sales transactions for the three-month and six-month periods ended June 28, 2002, respectively. The effect of the adjustments for the three months ended June 28, 2002 is to decrease the Company's previously reported second quarter 2002 consolidated revenues from $28.8 million to $28.5 million, decrease net loss from $6.0 million to $5.6 million and decrease diluted net loss per share from $0.46 to $0.44. The effect of the adjustments for the six months ended June 28, 2002 is to increase the Company's previously reported consolidated revenues from $56.0 million to $56.1 million, increase net income from $2.5 million to $3.1 million and increase diluted net income per share from $0.18 to $0.21. At the direction of the Audit Committee, the Company has implemented changes to its financial organization and enhanced its internal controls in response to issues identified in the investigation and otherwise raised by the restatement. The Company continues to implement each of the changes recommended by Audit Committee. These changes are more fully discussed in Item 4 of this Report.

Unless otherwise expressly stated, all financial information in this Report is presented inclusive of these income statement changes and other adjustments. The reconciliation of previously reported amounts to the amounts currently being reported is presented in Note 14 of the accompanying Notes to Condensed Consolidated Financial Statements in this Report.

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

For the first six months of 2003, the continued general economic slowdown in capital equipment spending worldwide impacted both revenues and earnings. In the first six months of 2003, SLA system unit sales were down 14.7% and SLS system unit sales were down 36.0% from the same period in 2002. This had a significant impact on both revenue and overall gross margin.

We recognize the importance of recurring revenue to moderate the impact that fluctuations in capital spending has on our high end equipment sales. The following table reflects recurring revenues (service and materials sales) and non-recurring revenues (system sales and related equipment) and those revenues as a percentage of total revenues for the periods indicated below (in thousands, except percentages):

                                 Three Months Ended                 Six Months Ended
                           ---------------------------       ---------------------------
                                             June 28,                           June 28,
                                              2002             June 27,          2002
                           June 27, 2003  (as restated)          2003       (as restated)
                           -------------  ------------       -------------   ------------
Recurring sales            $     16,908    $   16,430         $   32,616     $   34,185
Non-recurring sales               9,963        12,113             17,271         21,872
                           -------------  ------------       ------------   ------------
Total sales                $     26,871    $   28,543         $   49,887     $   56,057
                           =============  ============       ============   ============
Recurring sales                   62.9%         57.6%              65.4%          61.0%
Non-recurring sales               37.1%         42.4%              34.6%          39.0%
                           -------------  ------------       ------------   ------------
                                   100%          100%               100%           100%
                           =============  ============       ============   ============


Since the second quarter of 2001, the market for our capital equipment has been impacted by overall economic conditions. Consequently, we reduced our cost structure by implementing an approximate 10% reduction in workforce worldwide in April 2002. After reviewing our results for the second quarter of 2002 and the long-term prospects for the worldwide economy, we took additional measures to realign our projected expenses with anticipated revenue levels. During the third quarter of 2002, we closed our existing facilities in Austin, Texas, and Farmington Hills, Michigan, and reduced our workforce by an additional 20% or 109 employees. As a result of these activities, we recorded charges of $1.6 million and $2.7 million in the quarters ended June 28, 2002 and September 27, 2002, respectively. In addition, in April 2003, we reduced our workforce by 6.2%, or 27 employees, in the United States, and in August 2003, by 3.9%, or 16 employees, worldwide, as a result of continued lower revenue levels. We recorded a $0.3 million charge for the April 2003 reduction in the second quarter of 2003, and we expect to record a charge of approximately $0.3 million for the August 2003 reduction in the third quarter of 2003.

Sales into our Advanced Digital Manufacturing ("ADM") market continue to increase including sales into aerospace, motorsports, jewelry, and hearing aids. Our ADM revenue was approximately $17.0 million or 34.0% of our overall revenue for the six months ended June 27, 2003 and $16.2 million or 28.9% of our total revenue for the six months ended June 28, 2002, and we believe that the market demand for new ADM applications continues to grow.

On March 19, 2002, we reached a settlement agreement with Vantico relating to the termination of the Distribution Agreement and the Research and Development Agreement which required Vantico to pay us $22 million in cash or by delivery of
1.55 million shares of our common stock. On April 22, 2002, Vantico delivered the 1.55 million shares to us. Due to the termination of this agreement, we are increasing our focus on our internal resin conversion program and our overall materials business through RPC. We are moving forward with our retail materials strategy with our Accura(TM) materials which we launched on April 23, 2002.

RELATED PARTIES

On May 5, 2003, we sold 2,634,016 shares of our Series B Convertible Preferred Stock, at a price of $6.00 per share, for aggregate consideration of $15.8 million. The preferred stock accrues dividends at 8% per share and is convertible at any time into approximately 2,634,016 shares of common stock. The stock is redeemable at our option after the third anniversary date. We must redeem any shares of preferred stock outstanding on the tenth anniversary date. The redemption price is $6.00 per share plus accrued and unpaid dividends. Messrs. Loewenbaum, Service and Hull, the Chairman of our Board of Directors, then Chief Executive Officer and Chief Technology Officer, respectively, purchased an aggregate of $1,450,000 of the Series B Convertible Preferred Stock. Additionally, Clark Partners I, L.P., a New York limited partnership, purchased $5.0 million of the Series B Convertible Preferred Stock. Kevin Moore, a member of our Board of Directors, is the president of the general partner of Clark Partners I, L.P. In connection with the offering, Houlihan Lokey Howard & Zukin rendered its opinion that the terms of the offering were fair to us from a financial point of view. A special committee of our Board of Directors, composed entirely of disinterested independent directors, approved the offer and sale of the Series B Convertible Preferred Stock and recommended the transaction to our Board of Directors. Our Board of Directors also approved the transaction, with interested Board members not participating in the vote.

At June 27, 2003, we had a remaining note receivable totaling $45,232, including accrued interest, from Mr. Hull, our director and executive officer, pursuant to the 1996 Stock Incentive Plan. The loan was used to purchase shares of our common stock at the fair market value on the date of purchase. The original amount of the note was $60,000. The note bore interest at a rate of 6% per annum and matured in 2003. Pursuant to the terms of the note, as a result of meeting certain profitability targets for fiscal 2000, $20,000 of the principal amount of the note was forgiven together with $3,671 of interest in 2000. The note receivable is shown on the balance sheet as a reduction of stockholders' equity. Pursuant to the terms of the note and related transaction documents, in July 2003, we retired Mr. Hull's note in exchange for 6,031 shares of our common stock.

On August 8, 2003, Brian K. Service resigned from his position as the Company's Chief Executive Officer and as a member of our Board of Directors. Mr. Service will receive aggregate payments of approximately $300,000 pursuant to the terms of his employment agreement and a consulting agreement with Brian K. Service, Inc., an affiliate of Mr. Service, payable through January 2004. Mr. Service will continue as our employee for a 24-month term to assist with various clients and transactions, for which he will be paid $188,000.

Effective August 8, 2003, Charles W. Hull, the Company's co-founder, Chief Technical Officer and a director, was named acting Chief Executive Officer.


CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make critical accounting estimates that directly impact our condensed consolidated financial statements and related disclosures. Critical accounting estimates are estimates that meet two criteria: (1) the estimates require that we make assumptions about matters that are highly uncertain at the time the estimates are made; (2) there exist different estimates that could reasonably be used in the current period, or changes in the estimates used are reasonably likely to occur from period to period, both of which would have a material impact on the presentation of the financial condition or our results of our operations. On an on-going basis, we evaluate our estimates, including those related to the allowance for doubtful accounts, income taxes, inventory, goodwill, intangible and other long-lived assets, contingencies and revenue recognition. We base our estimates and assumptions on historical experience and on various other assumptions we believe reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The following represent what management believes are the critical accounting policies most affected by significant management estimates and judgments. Management has discussed these critical accounting policies, the basis for their underlying assumptions and estimates and the nature of our related disclosures herein with the Audit Committee of our Board of Directors.

ALLOWANCE FOR DOUBTFUL ACCOUNTS. Our estimate for the allowance for doubtful accounts related to trade receivables is based on two methods. The amounts calculated from each of these methods are combined to determine the total amount reserved. First, we evaluate specific accounts where we have information that the customer may have an inability to meet its financial obligations (for example, bankruptcy). In these cases, we use our judgment, based on available facts and circumstances, and record a specific reserve for that customer against amounts due to reduce the receivable to the amount that is expected to be collected. These specific reserves are reevaluated and adjusted as additional information is received that impacts the amount reserved. Second, a reserve is established for all customers based on a range of percentages applied to aging categories. These percentages are based on historical collection and write-off experience. If circumstances change (for example, we experience higher than expected defaults or an unexpected material adverse change in a major customer's ability to meet its financial obligation to us), our estimates of the recoverability of amounts due to us could be reduced by a material amount.

We believe that our allowance for doubtful accounts is a critical accounting estimate because it is susceptible to change and dependent upon events that are remote in time and may or may not occur, and because the impact of recognizing additional allowance for doubtful accounts may be material to the assets reported on our balance sheet and our results of operations.

INCOME TAXES. The provisions of SFAS No. 109, "Accounting for Income Taxes," require a valuation allowance when, based upon currently available information and other factors, it is more likely than not that all or a portion of the deferred tax asset will not be realized. SFAS No. 109 provides that an important factor in determining whether a deferred tax asset will be realized is whether there has been sufficient income in recent years and whether sufficient income is expected in future years in order to utilize the deferred tax asset. Forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence, such as cumulative losses in recent years. The existence of cumulative losses in recent years is an item of negative evidence that is particularly difficult to overcome. At June 27, 2003, the unadjusted net book value before valuation allowance of our deferred tax assets totaled approximately $23.4 million, which principally was comprised of net operating loss carry-forwards and other credits. During the six months ended June 27, 2003 and during our 2002 fourth quarter-end, we recorded valuation allowance of approximately $4.8 million and $12.9 million, respectively, against our net deferred tax assets, which was additional to the approximate $5.7 million allowance previously recorded. We intend to maintain a valuation allowance until sufficient evidence exists to support our reversal. Also, until an appropriate level of profitability is reached, we do not expect to recognize any domestic tax benefits in future periods.

We believe that our determination to record a valuation allowance to reduce our deferred tax assets is a critical accounting estimate because it is based on an estimate of future taxable income in the United States, which is susceptible to change and dependent upon events that are remote in time and may or may not occur, and because the impact of recording a valuation allowance may be material to the assets reported on our balance sheet and our results of operations. The determination of our income tax provision is complex due to operations in numerous tax jurisdictions outside the United States, which are subject to certain risks, which ordinarily would not be expected in the United States. Tax regimes in certain jurisdictions are subject to significant changes, which may be applied on a retroactive basis. If this were to occur, our tax expense could be materially different than the amounts reported. Furthermore, as explained in the preceding paragraph, in determining the valuation allowance related to deferred tax assets, we adopt the liability method as required by SFAS No. 109, "Accounting for Income Taxes." This method requires that we establish valuation allowance if, based on the weight of available evidence, in our judgment it is more likely than not that the deferred tax assets may not be realized.

INVENTORY. Inventories are stated at the lower of cost or market, cost being determined on the first-in, first-out method. Reserves for slow moving and obsolete inventories are provided based on historical experience and current product demand. Our reserve for slow moving and obsolete inventory was $2.3 million and $1.9 million at June 27, 2003 and December 31, 2002, respectively. We evaluate the adequacy of these reserves quarterly. There were no inventories consigned to a sales agent at June 27, 2003, and inventories consigned to a sales agent at December 31, 2002 were $0.1 million. Our determination relating to the allowance for inventory obsolescence is subject to change because it is based on management's current estimates of required reserves and potential adjustments.

We believe that the allowance for inventory obsolescence is a critical accounting estimate because it is susceptible to change and dependent upon events that are remote in time and may or may not occur, and because the impact of recognizing additional obsolescence reserves may be material to the assets reported on our balance sheet and results of operations.

GOODWILL, INTANGIBLE AND OTHER LONG-LIVED ASSETS. The Company has applied Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" in its allocation of the purchase prices of DTM Corporation (DTM) and RPC Ltd. (RPC). The annual impairment testing required by SFAS No. 142, "Goodwill and Other Intangible Assets," requires the Company to use its judgment and could require the Company to write-down the carrying value of its goodwill and other intangible assets in future periods. SFAS No. 142 requires companies to allocate their goodwill to identifiable reporting units, which are then tested for impairment using a two-step process detailed in the statement. The first step requires comparing the fair value of each reporting unit with its carrying amount, including goodwill. If that fair value exceeds the carrying amount, the second step of the process is not necessary and there are no impairment issues. If that fair value does not exceed that carrying amount, companies must perform the second step that requires an allocation of the fair value of the reporting unit to all assets and liabilities of that unit as if the reporting unit had been acquired in a purchase business combination and the fair value of the reporting unit was the purchase price. The goodwill resulting from that purchase price allocation is then compared to its carrying amount with any excess recorded as an impairment charge.

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

CONTINGENCIES. We account for contingencies in accordance with SFAS No. 5, "Accounting for Contingencies." SFAS No. 5 requires that we record an estimated loss from a loss contingency when information available prior to issuance of our financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Accounting for contingencies such as legal and income tax matters requires us to use our judgment. At this time our contingencies are not estimable and have not been recorded; however, management believes the ultimate outcome of these actions will not have a material effect on our consolidated financial position, results of operations or cash flows.

REVENUE RECOGNITION. Revenues from the sale of systems and related products are recognized upon shipment, provided that both title and risk of loss have passed to the customer and collection is reasonably assured. Some sales transactions are bundled and include equipment, software license, warranty, training and installation. The Company allocates and records revenue in these transactions based on vendor specific objective evidence that has been accumulated through historic operations. The process of allocating the revenue involves some management judgments. Revenues from services are recognized at the time of performance. We provide end users with maintenance under a warranty agreement for up to one year and defer a portion of the revenues at the time of sale based on the objective evidence for the value of these services. After the initial warranty period, we offer these customers optional maintenance contracts; revenue related to these contracts is deferred and recognized ratably over the period of the contract. Our warranty costs were $2.0 million and $2.5 million, for the six months ended June 27, 2003 and June 28, 2002, respectively. The Company's systems are sold with software products that are integral to the operation of the systems. These software products are not sold separately.

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

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards on the classification and measurement of financial instruments with characteristics of both liabilities and equity. SFAS No. 150 will become effective for financial instruments entered into or modified after May 31, 2003. We do not have any financial instruments to be accounted for under this pronouncement.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage relationship of certain items from our statements of operations to total sales:


                                             THREE MONTHS ENDED              SIX MONTHS ENDED
                                       -----------------------------   -----------------------------

                                                       JUNE 28, 2002                   JUNE 28, 2002
                                       JUNE 27, 2003   (AS RESTATED)   JUNE 27, 2003   (AS RESTATED)
                                       -------------   -------------   -------------   -------------
   Sales:
     Products                                  67.0%         67.0%          65.6%         68.4%
     Services                                  33.0%         33.0%          34.4%         31.6%
       Total sales                            100.0%        100.0%         100.0%        100.0%
   Cost of sales:
     Products                                  35.5%         38.1%          36.2%         38.8%
     Services                                  24.4%         24.1%          27.2%         23.5%
       Total cost of sales                     59.9%         62.2%          63.4%         62.3%

   Gross profit                                40.1%         37.8%          36.6%         37.7%
   Selling, general and administrative
     expenses                                  36.2%         45.5%          40.8%         42.7%
   Research and development expenses            9.5%         16.5%          10.3%         15.4%
   Severance and other restructuring            0.9%          5.7%           0.5%          2.9%
   Loss from operations                        (6.5)%       (29.8)%        (15.1)%       (23.3)%
   Interest and other (expense) income,
     net                                       (3.7)%        (2.3)%         (3.8)%       (2.4)%
   Gain on arbitration settlement                ---           ---            ---         32.9%
   Provision for (benefit from) income          3.0         (12.4)%          2.1%          1.7%
   Net (loss) income                          (13.2)%       (19.7)%        (20.9)%         5.5%

   Cost of sales (as a percentage of related
     Products sales):                          53.0%         56.8%          55.1%         56.7%
     Services                                  73.9%         73.0%          79.2%         74.6%
     Total cost of sales                       59.9%         62.2%          63.4%         62.3%


      The following table sets forth, for the periods indicated, total sales attributable to each of our major products and services groups, and those sales as a percentage of total sales (in thousands, except percentages):

                                          THREE MONTHS ENDED                SIX MONTHS ENDED
                                     -----------------------------   -----------------------------

                                                    JUNE 28, 2002                    JUNE 28, 2002
                                     JUNE 27, 2003  (AS RESTATED)    JUNE 27, 2003   (AS RESTATED)
                                     -------------  -------------    -------------   -------------
     Products:
      SLA systems and related
        equipment                      $    6,629      $   6,242        $   10,082     $   12,137
      SLS systems and related equipment     2,300          4,958             4,699          7,004
      Solid object printers                   238            262               599          1,116
      Materials                             8,047          6,997            15,475         16,499
      Other                                   796            651             1,891          1,615
                                     -------------  -------------    --------------  -------------
         Total products                    18,010         19,110            32,746         38,371
                                     -------------  -------------    --------------  -------------
      Services:
      Maintenance                           8,454          8,963            16,391         16,596
      Other                                   407            470               750          1,090
                                     -------------  -------------    --------------  -------------
         Total services                     8,861          9,433            17,141         17,686
                                     -------------  -------------    --------------  -------------
               Total sales             $   26,871     $   28,543        $   49,887     $   56,057
                                     =============  =============    ==============  =============
      Products:
      SLA systems and related
        equipment                            24.7%          21.9%             20.2%          21.6%
      SLS systems and related
        equipment                             8.5%          17.4%              9.4%          12.5%
      Solid object printers                   0.9%           0.9%              1.2%           2.0%
      Materials                              29.9%          24.5%             31.0%          29.4%
      Other                                   3.0%           2.3%              3.8%           2.9%
                                     -------------  -------------    --------------  -------------
         Total products                      67.0%          67.0%             65.6%          68.4%
                                     -------------  -------------    --------------  -------------
      Services:
      Maintenance                            31.5%          31.4%             32.9%          29.7%
      Other                                   1.5%           1.6%              1.5%           1.9%
                                     -------------  -------------    --------------  -------------
         Total services                      33.0%          33.0%             34.4%          31.6%
                                     -------------  -------------    --------------  -------------
               Total sales                  100.0%         100.0%            100.0%         100.0%
                                     =============  =============    ==============  =============


     Segments are reported by geographic sales regions. The Company's reportable segments include the Company's administrative, sales, service, manufacturing and customer support operations in the United States and sales and service offices in the European Community (France, Germany, the United Kingdom, Italy and Switzerland) and in Asia (Japan, Hong Kong and Singapore).

     The Company evaluates performance based on several factors, of which the primary financial measure is operating income. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 3 of the accompanying Notes to Condensed Consolidated Financial Statements in this Report.

     Summarized financial information concerning the Company's reportable segments is shown in the following table (in thousands):

                                             THREE MONTHS ENDED                SIX MONTHS ENDED
                                       -----------------------------    -----------------------------

                                                       JUNE 28, 2002                    JUNE 28, 2002
                                       JUNE 27, 2003   (AS RESTATED)    JUNE 27, 2003   (AS RESTATED)
                                       -------------   -------------    -------------   -------------
      Sales:
      U.S. operations                     $    13,137     $   14,145        $  24,195    $  29,086
      European operations                       9,644         11,614           18,825       19,887
      Asia/Pacific operations                   4,090          2,784            6,867        7,084
                                        --------------  -------------     ------------  -----------
        Total sales                            26,871         28,543           49,887       56,057
      Cost of sales:
      U.S. operations                           8,598          9,133           16,744       17,189
      European operations                       5,502          7,235           11,288       14,229
      Asia/Pacific operations                   1,990          1,376            3,581        3,520
                                        --------------  -------------     ------------  -----------
        Total cost of sales                    16,090         17,744           31,613       34,938
                                        --------------  -------------     ------------  -----------
      Gross profit                        $    10,781     $   10,799        $  18,274    $  21,119
                                        ==============  =============     ============  ===========


                  THREE MONTHS ENDED JUNE 27, 2003 COMPARED TO
                      THE THREE MONTHS ENDED JUNE 28, 2002

REVENUES. Revenues during the three months ended June 27, 2003, (the "second quarter of 2003") were $26.9 million, a decrease of 5.9%, from the $28.5 million recorded during the three months ended June 28, 2002 (the "second quarter of 2002"). The decrease in overall revenues reflects a decline in capital spending due to poor economic conditions in the United States and Europe and the uncertainty surrounding the war with Iraq. In addition, we believe that sales of our SLA and SLS systems declined in part because we have not introduced any significant advances in these products this year or in 2001 or 2002. Furthermore, the resolution of the issues associated with the completion of the fiscal year 2002 audit caused significant disruption to our organization, and required the attention of our executive and management staff during the first half of this year. We believe that the completion of the 2002 audit has enabled management to refocus its attention and efforts on our core business. In addition, we have implemented many of the recommendations of our Audit Committee, as discussed in Item 4 of this Report and continue to implement the remaining recommendations.

Product sales of $18.0 million were recorded in the second quarter of 2003, a decrease of 5.8%, compared to $19.1 million for the second quarter of 2002. The decrease was shared by our U.S. and European operating segments. Our U.S. operations experienced a decrease in revenue from $14.1 million to $13.1 million, or 7.1% and our European operations decreased 17.0%, from $11.6 million to $9.6. The decrease is directly related to the decline in unit sales of our SLA systems as customers delayed decisions with respect to capital expenditures and the distractions created by the annual audit as noted above. In addition, we believe that sales of our SLA and SLS systems declined in part because we have not introduced any significant advances in these products this year or in 2001 or 2002, as noted above. Our Asia/Pacific operating unit experienced an increase in revenue of 46.9% from $2.8 million in the second quarter of 2002 to $4.1 million for the similar period in 2003. The increase in sales for Asia is primarily due to sales of two large frame SLA systems.

Total units sold for the three months ended June 27, 2003 and June 28, 2002 were 64 and 66, respectively. During the second quarter of 2003, we sold a total of 38 SLA systems, 9 SLS systems and 11 ThermoJet systems, as compared to 44 SLA systems, 9 SLS systems and 11 ThermoJet systems sold in the second quarter of 2002. The decrease in units sold is primarily due to the continued overall economic decline in capital spending by customers in the United States and the distraction of management's attention caused by the accounting issues discussed in Item 4 of this Report.

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

Materials revenue of $8.0 million was recorded in the second quarter of 2003, a 15.0% increase from the $7.0 million recorded in the second quarter of 2002. The second quarter of 2002 was the first quarter in which we operated without the benefit of the Vantico sales agreement. Sales for that quarter reflect the start up of our resin conversion program and independent materials business. We are moving forward with a retail materials strategy based in our Accura(TM) materials, which we launched on April 23, 2002. The increase in materials revenue primarily relates to higher volume of resin sales as we continue to solicit customers to transition from Vantico material to RPC (Accura(TM) ) supplied material. We believe that many customers have converted to our Accura(TM) resins and that we supply approximately 50% of the worldwide market for SL resins used in our SLA systems.

Service sales during the second quarter of 2003 totaled $8.9 million, a decrease of 5.3% from the $9.4 million recorded in the second quarter of 2002. The decrease primarily reflects a decline in system sales, and consequently a decline in warranty revenue, as well as delayed decisions by customers whether to renew maintenance contracts. The decrease is partially offset by an increase in new maintenance contract revenue as a result of an increase in the overall number of systems in the marketplace.

COST OF SALES. Cost of sales was $16.1 million or 59.9% of sales in the second quarter of 2003 and $17.7 million or 62.2% of sales in the second quarter of 2002. The decrease in cost of sales, as a percentage of sales, primarily is attributable to an increase in materials revenue as a percentage of overall revenues for the second quarter of 2003.

Product cost of sales as a percentage of product sales was 53.0% in the second quarter of 2003 and 56.8% in the second quarter of 2002. Product cost of sales as a percentage of product sales decreased primarily due to greater material revenue as a percentage of total product revenue. Material sales represented 29.9% of overall sales for the second quarter of 2003, as opposed to 24.5% of overall sales for the comparative period in 2002. Materials sales carry a lower cost of sale since most of our resin materials are being produced internally. As a percentage of material sales, materials cost of sales was 27.6% and 42.2% for the respective periods in 2003 and 2002 due to the start up of our RPC business.

Cost of sales for U.S. operations decreased to $8.6 million in the second quarter of 2003 from $9.1 million in the second quarter of 2002. The monetary decrease in cost of sales is directly related to the decrease in sales. Cost of sales for U.S. operations as a percentage of U.S. sales increased to 65.4% in the second quarter of 2003 from 64.6% in the second quarter of 2002. The increase is due to the change in our sales mix for the quarter between service revenue and systems revenue. Cost of sales for our European operations decreased to $5.5 million or 57.1% of European sales in the second quarter of 2003 from $7.2 million or 62.3% of sales in the second quarter of 2002. The decrease in European cost of sales as a percent of European sales relates to lower margins associated with the mix and prices of SLS and SLA systems sold, offset by higher margins on resin sales. Cost of sales for our Asia/Pacific operations increased to $2.0 million or 48.7% of Asia/Pacific sales in the second quarter of 2003 from $1.4 million or 49.4% of sales. The increase is related to the increased sales in Asia and the margins are consistent between the periods.

Service cost of sales as a percentage of service sales was 73.9% in the second quarter of 2003 and 73.0% in the second quarter of 2002. The slight increase in the service cost of sales as a percentage of service sales is primarily attributable to delayed decisions by customers whether to renew service contracts. This effect reduces our gross profit margins as certain of our service costs of sales are fixed and do not fluctuate in relation to service revenues.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses totaled $9.7 million in the second quarter of 2003 and $13.0 million in the second quarter of 2002. This decrease was primarily a result of cost savings achieved due to a reduction in workforce and other restructuring activities during the second and third quarters of 2002 and the second quarter of 2003. These cost savings were offset by increased professional fees incurred in connection with the audit committee investigation and the completion of the 2002 audit.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses in the second quarter of 2003 decreased to $2.6 million or 9.5% of sales compared to $4.7 million or 16.5% of sales in the second quarter of 2002. The decrease in research and development expenses is primarily due to closure of the research and development facility in Austin, Texas, and consolidation of this activity in other existing locations. Additionally, we reduced the workforce for research and development during the second and third quarters of 2002 and the second quarter of 2003. We continue the development work associated with the InVision(R) si2 3-D printer. We do not anticipate any revenue from the InVision(R) si2 3-D printer until we have successfully completed design validation testing, which we currently anticipate to be in the third quarter of 2003. The impact of cost reductions and closure of our Austin facility are impacting our research and development expenses, bringing them in line with historical levels of approximately 9% of revenue by the end of fiscal 2003.

LOSS FROM OPERATIONS. Operating loss for the second quarter of 2003 was $1.8 million compared to a loss of $8.5 million in the second quarter of 2002. This decrease in operating loss is attributable primarily to the restructuring and cost savings measures we have implemented in the second and third quarters of 2002 and in the second quarter of 2003. We have made significant improvements in our operational efficiency, reduced our labor and occupancy costs and have improved our margins on material by developing and marketing our own line of resins. Our performance during the second quarter of 2003, in terms of our operating loss, reflects significant improvement over the second quarter of 2002.

INTEREST AND OTHER EXPENSE, NET. Interest and other expense, net for the second quarter of 2003 was $1.0 million compared to interest and other expense, net of $0.7 million in the second quarter of 2002. The increased expense in the second quarter of 2003 reflects higher interest rates on our debt and additional loan costs for U.S. Bank as a result of obtaining the required waivers of default.

PROVISION (BENEFIT FROM) FOR INCOME TAXES. For the second quarter of 2003, our income tax provision was $0.8 million, for taxes related to our foreign operations, compared to a benefit from income tax of $(3.5) million in the second quarter of 2002, arising from our net loss for the quarter.

                   SIX MONTHS ENDED JUNE 27, 2003 COMPARED TO
                       THE SIX MONTHS ENDED JUNE 28, 2002

REVENUES. Revenues during the six months ended June 27, 2003, (the "first half of 2003") were $49.9 million, a decrease of 11.0%, from the $56.1 million recorded during the six months ended June 28, 2002 (the "first half of 2002"). The decrease in overall revenues was incurred for the most part in the first three months of 2003, and reflects a decline in capital spending due to poor economic conditions in the United States and the uncertainty surrounding the war with Iraq. In addition, we believe that sales of our SLA and SLS systems declined in part because we have not introduced any significant advances in these products this year or in 2001 or 2002. Furthermore, the resolution of the issues associated with the completion of the fiscal year 2002 audit, which have since been resolved, caused significant disruption to our organization, and required the attention of our executive and management staff for the better part of the first half of this year. We have made significant inroads in resolving many of these issues, as discussed in Item 4 of this document, and continue to address the remaining issues.

Product sales of $32.7 million were recorded in the first half of 2003, a decrease of 14.7%, compared to $38.4 million for the first half of 2002. The decrease was primarily in the U.S. operating segment, which experienced a decrease in revenue from $29.1 million to $24.2 million, or 16.8%. The decrease is directly related to the decline in unit sales of our SLA systems as customers delayed decisions with respect to capital expenditures. In addition, we believe that sales of our SLA and SLS systems declined in part because we have not introduced any significant advances in these products this year or in 2001 or 2002, as noted above. Our Asia operating unit also experienced a decline in revenue of 3.1% from $7.1 million in the first half of 2002 to $6.9 million for the similar period in 2003. The decline in sales for Asia is primarily due to service bureau purchases of systems in the first quarter of 2002 which are not expected to be repeated on an annual basis partially offset by large frame systems sales in the second quarter of 2003. Product sales in our Europe operating segment of $18.8 million in the first half of 2003 and $19.9 million for the first half of 2002 decreased approximately 5.3% as sales of systems declined.

Total units sold for the six months ended June 27, 2003 and June 28, 2002 were 103 and 133, respectively. During the first half of 2003, we sold a total of 58 SLA systems, 16 SLS systems and 29 ThermoJet systems, as compared to 68 SLA systems, 25 SLS systems and 40 ThermoJet systems sold in the first half of 2002. The decrease in units sold is primarily due to the continued overall economic decline in capital spending by customers in the United States and the distraction of management's attention caused by the accounting issues discussed in Item 4 of this Report.

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

Materials revenue of $15.5 million was recorded in the first half of 2003, a 6.2% decrease from the $16.5 million recorded in the first half of 2002. The decrease in materials revenue primarily relates to fewer initial vat fill revenues resulting from a decrease in the number of systems sold in the first three months of 2003 partially offset by an increase in materials revenue in the second quarter. We continue to solicit customers to transition from Vantico material to RPC supplied material. We believe that many customers have converted to our RPC resins and that we supply approximately 50% of the worldwide market for SL resins used in our SLA systems.

Service sales during the first half of 2003 totaled $17.1 million, a slight decrease from the $17.7 million recorded in the first half of 2002. The decrease primarily reflects delays in customer decisions whether to renew maintenance contracts. The decrease is partially offset by an increase in new maintenance contract revenue as a result of an increase in the overall number of systems in the marketplace.

COST OF SALES. Cost of sales was $31.6 million or 63.4% of sales in the first half of 2003 and $34.9 million or 62.3% of sales in the first half of 2002.

Product cost of sales as a percentage of product sales was 55.1% in the first half of 2003 and 56.7% in the first half of 2002. Product cost of sales as a percentage of product sales decreased primarily due to lower costs of sales on our resin materials, which we produce internally, offset slightly by a shift in the sales mix of our SLA systems from large frame systems to small frame systems.

Cost of sales for U.S. operations decreased to $16.7 million in the first half of 2003 from $17.2 million in the first half of 2002. The monetary decrease in cost of sales is directly related to the decrease in sales. Cost of sales for U.S. operations as a percentage of U.S. sales increased to 69.2% in the first half of 2003 from 59.1% in the first half of 2002. The increase in cost of sales as a percent of sales in the United States relates to lower margins associated with the mix of SLS and SLA systems, and the mix of SLA models, sold. Cost of sales for our European operations decreased to $11.3 million or 60.0% of European sales in the first half of 2003 from $14.2 million or 71.5% of sales in the first half of 2002. The monetary decrease in the cost of sales in Europe is a result of lower machine sales as noted above. The decrease in cost of sales as a percentage of sales in Europe principally relates to higher margins on resin sales, partially offset by lower margins on service revenue during the first half of 2003 as noted below. Our cost of sales for our Asia/Pacific operations increased to $3.6 million or 52.1% of Asia/Pacific sales in the first half of 2003 from $3.5 million or 49.7% of sales in the first half of 2002 primarily as a result of lower sales of SLA and SLS systems.

Service cost of sales as a percentage of service sales was 79.2% in the first half of 2003 and 74.6% in the first half of 2002. The increase in the service cost of sales as a percentage of service sales is primarily attributable to an unusually high occurrence of warranty replacement of lasers in our machines during the first quarter of 2003. This warranty replacement has decreased during the second quarter of 2003, as reflected in the decrease of the service cost of sales as a percentage of service sales from 84.8% in the first quarter of 2003 to 79.2% for the first half of 2003. Additionally, delayed decisions by customers whether to renew service contracts reduced our gross profit margins as certain of our service costs of sales are fixed and do not fluctuate in relation to service revenues.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses totaled $20.4 million in the first half of 2003 and $23.9 million in the first half of 2002. This decrease was primarily a result of cost savings achieved due to a reduction in workforce and other restructuring activities during the second and third quarters of 2002 and the second quarter of 2003, offset by increased professional fees incurred in connection with the audit committee investigation and the completion of the 2002 audit.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses in the first half of 2003 decreased to $5.2 million or 10.3% of sales compared to $8.6 million or 15.4% of sales in the first half of 2002. The decrease in research and development expenses is primarily due to closure of the research and development facility in Austin, Texas, and consolidation of this activity in other existing locations. Additionally, we reduced the workforce for research and development during the second and third quarters of 2002 and the second quarter of 2003. We continue the development work associated with the InVision(R) si2 3-D printer. We do not anticipate any revenue from the InVision(R) si2 3-D printer until we have successfully completed design validation testing, which we currently anticipate to be in the third quarter of 2003. Given the anticipated impact of cost reductions and closure of our Austin facility, we anticipate further research and development expenses to be more in line with historical levels of approximately 9% of revenue by the end of fiscal 2003.

LOSS FROM OPERATIONS. Operating loss for the first half of 2003 was $7.5 million compared to a loss of $13.1 million in the first half of 2002. This decrease in operating loss is attributable primarily to improved operating efficiencies during the second quarter of 2003. Our performance during the second quarter of 2003, in terms of our operating loss, reflects significant improvement over the first quarter of this 2003 and the second quarter of 2002.

INTEREST AND OTHER EXPENSE, NET. Interest and other expense, net for the first half of 2003 was $1.9 million compared to interest and other expense, net of $1.4 million in the first half of 2002. The increased expense in the first half of 2003 reflects higher interest rates on our debt and additional loan costs for U.S. Bank as a result of obtaining the required waivers of default.

PROVISION FOR INCOME TAXES. For the first half of 2003, our income tax provision was $1.0 million primarily for foreign operations, compared to $1.0 million in the first half of 2002, primarily for the Vantico settlement recorded in the first half of 2002.

LIQUIDITY AND CAPITAL RESOURCES

                                           JUNE 27, 2003         DECEMBER 31, 2002
                                         -------------------     ------------------
                                                     (IN THOUSANDS)
Cash and cash equivalents                $            8,985    $           2,279
Working capital deficit                              (1,334)              (8,608)


                                                     SIX MONTHS ENDED
                                         --------------------    ------------------
                                           JUNE 27, 2003         JUNE 28, 2002
                                                                 (AS RESTATED)
                                         -------------------     ------------------
                                                     (IN THOUSANDS)

Cash used in operating
  activities                             $             (535)   $          (5,100)
Cash used in investing activities                    (3,628)              (7,168)
Cash provided by financing
  activities                                         10,873               11,947


We have increased our cash balances as of June 27, 2003 to $9.0 million, of which $1.3 million is restricted, from $2.3 million at December 31, 2002. The increase is due to the collections on accounts receivable of $10.3 million, net borrowings against our line of credit of $6.1 million and proceeds from a preferred stock issuance in the second quarter of 2003 of $15.2 million, net of issuance costs. This cash was consumed in operations by our net operating loss of $10.4 million, which is offset by non-cash expenses of $4.6 for depreciation and amortization, and to pay down accounts payable of $4.5 million, accrued liabilities of $1.5 million and other liabilities of $1.7 million. Additionally, we used cash to repay the $9.6 million of our term debt with U.S. Bank and $3.2 million for patent defense and legal fees.

Net cash used in operating activities in the first six months of 2003 was $0.5 million, as a result of the net loss of $10.4 million, offset by collections on accounts receivable and payments of accounts payable. Our accounts receivable balances at June 27, 2003 and June 28, 2002 were $18.1 million and $30.2 million, respectively, net of allowance accounts. Collections on accounts receivable during the first half of 2003 and 2002 were $59.3 million and $62.1, respectively. We turned our average accounts receivable balance approximately
2.61 times and 1.77 times for the respective periods in 2003 and 2002. We continue to be implement an aggressive strategy in collecting the outstanding balances and have successfully decreased our Days Sales Outstanding by approximately 27 days, from 85 days to 58 days. Foreign collections have improved significantly with average days outstanding decreasing from an average of 126 days to 85 days for foreign operations and from an average of 64 days to 42 days for domestic operations. We have also successfully reduced the balance and number of accounts in the over 90 day category by approximately 16% during the first half of 2003. The cash collected during the period was used to fund operations and to pay down accounts payable of $4.5 million and accrued liabilities of $1.4 million for sales commissions and royalties. Additionally, we made payments in excess of $1.0 million to outside professionals relating to the audit committee investigation and the completion of the 2002 audit.

Our inventory balances at June 27, 2003 and June 28, 2002 were $12.9 million and
17.3 million, respectively, net of reserves for obsolete inventory and valuation reserves. Our inventory turn for the first half of 2003 was 4.9 times as compared to 3.8 times for the first half of 2002. We continue to build finished goods inventory based on forecasted sales, which allows us to meet our demand without experiencing long lead times for delivery.

Net cash used in investing activities during the first six months of 2003 totaled $3.6 million. The cash used primarily relates to additions to licenses and patents of $3.2 million for legal defense and new patent filings. Equipment purchases of $0.4 million were primarily for machinery and equipment used in operations and replacement of aged computer equipment.

Net cash provided by financing activities during the first six months of 2003 totaled $10.9 million and primarily reflects $15.8 million, net of issuance costs of $0.6 million, raised through the issuance of preferred stock and borrowings from the line of credit of $6.1million. The cash generated from the issuance of stock was used to pay down the term loan of $9.6 million with U. S. Bank. The remaining cash will be used to support operations and satisfy current obligations.

GOING CONCERN

The condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company incurred operating losses totaling $7.5 million and $31.9 million for the six months ended June 27, 2003 and the year ended December 31, 2002, respectively, and has an accumulated deficit of $31.7 million at June 27, 2003.

These factors raise substantial doubt about the Company's ability to continue as a going concern. As of June 27, 2003, the Company had cash balances of $9.0 million, of which $1.3 million was restricted, and $0.1 million was available under a bank line of credit to meet current obligations. Further, the Company is obligated under its existing line of credit to have a commitment letter from a substitute lender by September 30, 2003. Failure to obtain a commitment letter from an acceptable lender will cause the amount under the line of credit to become immediately due. Management intends to obtain debt financing to replace the U.S. Bank financing and in July 2003, management accepted a proposal from Congress Financial, a subsidiary of Wachovia, to provide a secured revolving credit facility of up to $20.0 million, subject to its completion of due diligence to its satisfaction and other conditions. Congress has not yet completed its due diligence process; however, based on a preliminary analysis of the collateral, it has indicated that the loan, if made, would be for an amount significantly less than $20.0 million. Management is pursuing alternative financing sources, including a possible restructuring of the Company's industrial development bonds, to make collateral currently serving to secure repayment of the bonds available for additional borrowings. Additionally, management intends to pursue a program to increase margins and continue cost saving programs. However, there is no assurance that we will succeed in accomplishing any or all of these initiatives. Additionally, we cannot assure you that over the next 12 months or thereafter we will generate funds from operations or that capital will be available from external sources such as debt or equity financings or other potential sources to fund future operating costs, debt service obligations and capital requirements. Our operations are not currently profitable. Our ability to continue operations is uncertain if we are not successful in obtaining outside funding. Management plans to continue raising additional capital to fund operations. The lack of additional capital resulting from the inability to generate cash flow from operations or raise equity or debt financing would force the Company to substantially curtail or cease operations and would, therefore, have a material adverse effect on its business. Further, we cannot assure you that any necessary funds, if available, will be available on attractive terms or that they will not have a significantly dilutive effect on the Company's existing shareholders.

The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability or classification of asset carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

On August 20, 1996, we completed a $4.9 million variable rate industrial development bond financing of our Colorado facility. Interest on the bonds is payable monthly (the interest rate at June 27, 2003 was 1.31%). Principal payments are payable in semi-annual installments through August 2016. The bonds are collateralized by an irrevocable letter of credit issued by Wells Fargo Bank, N.A. that is further collateralized by a standby letter of credit issued by U.S. Bank in the amount of $1.2 million. In order to further secure the reimbursement agreement, we executed a deed of trust, security agreement and assignment of rents, an assignment of rents and leases, and a related security agreement encumbering the Grand Junction facility and certain personal property and fixtures located there. In addition, the Grand Junction facility is encumbered by a second deed of trust in favor of Mesa County Economic Development Council, Inc. securing $0.8 million in allowances granted to us pursuant to an Agreement dated October 4, 1995. At June 27, 2003, a total of $4.2 million was outstanding under the bonds. The terms of the letter of credit require us to maintain specific levels of minimum tangible net worth and fixed charge coverage ratio.

On March 27, 2003, Wells Fargo sent a letter to the Company stating that it was in default of the fixed charge coverage ratio and minimum tangible net worth covenants of the reimbursement agreement relating to the letter of credit. The bank provided the Company until April 26, 2003, to cure the default.

On May 2, 2003, Wells Fargo drew down a letter of credit in the amount of $1.2 million which was held as partial security under the reimbursement agreement relating to the letter of credit underlying the bonds and placed the cash in a restricted account. The Company obtained a waiver for the default from the Wells Fargo Bank, provided that the Company meet certain terms and conditions. The Company must remain in compliance with all other provisions of the reimbursement agreement for this letter of credit. If a replacement letter of credit is not be obtained on or before December 31, 2003, the Company will agree to retire $1.2 million of the bonds using the restricted cash.

On August 17, 2001, the Company entered into a loan agreement with U.S. Bank totaling $41.5 million, in order to finance the acquisition of DTM. The financing arrangement consisted of a $26.5 million three-year revolving credit facility and $15 million 66-month commercial term loan. At June 27, 2003, a total of $8.6 million was outstanding under the revolving credit facility. The Company repaid $9.6 million that was outstanding under the term loan on May 5, 2003. See Note 1 of the accompanying Notes to Condensed Consolidated Financial Statements in this Report. The interest rate at June 27, 2003 for the revolving credit facility and term loan was 7.5%. The interest rate is computed as either:
(1) the prime rate plus a margin ranging from 0.25% to 4.0%, or (2) the 90-day adjusted LIBOR plus a margin ranging from 2.0% to 5.75%. Pursuant to the terms of the agreement, U.S. Bank has received a first priority security interest in our accounts receivable, inventories, equipment and general intangible assets.

On May 1, 2003 the Company entered into "Waiver Agreement Number Two" with U.S. Bank whereby U.S. Bank waived all financial covenant violations at December 31, 2002 and March 31, 2003. The events of default caused by the Company's failure to timely submit audited financial statements and failure to make the March 31, 2003 principal payment of $5.0 million were also waived. The agreement requires the Company to obtain additional equity investments of at least $9.6 million; to pay off the balance on the term loan of $9.6 million by May 5, 2003; to increase the applicable interest rate to prime plus 5.25%; and to pay a $0.2 million waiver fee and all related costs of drafting the waiver. U.S. Bank also agreed to waive the Company's compliance with each financial covenant in the loan agreement through September 30, 2003. Provided the Company obtains a commitment letter from a qualified lending institution by September 30, 2003, to refinance all of the outstanding obligations with U.S. Bank, the waiver will be extended to the earlier of December 31, 2003, or the expiration date of the commitment letter. Through the date of this filing, the Company has complied with all aspects of Waiver Agreement Number Two including the receipt of equity investments of $9.6 million and the $9.6 million principal repayment of the term loan.

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

We lease certain facilities under non-cancelable operating leases expiring through December 2006. The leases are generally on a net-rent basis, whereby we pay taxes, maintenance and insurance. Leases that expire are expected to be renewed or replaced by leases on other properties. Rental expense for the three months and six months ended June 27, 2003 and June 28, 2002 aggregated $0.7 million and $1.3 million for each period, respectively.

The future contractual payments at December 31, 2002 are as follows:

                                                                                          LATER
CONTRACTUAL OBLIGATIONS          2003        2004         2005       2006        2007     YEARS      TOTAL
---------------------------- ---------  ----------- ------------- -------- ------------ --------- -----------
Line of credit               $  2,450   $      ---  $      --- $      ---  $      --- $      ---  $    2,450

Term loan (a)                  10,350          ---         ---        ---         ---        ---      10,350

Industrial development bond       150          165         180        200         220      3,325       4,240

Subordinated debt                 ---          ---         ---     10,000         ---        ---      10,000

                             ---------  ----------- ------------- -------- ------------- -------- -----------
Operating leases                2,949        2,599       1,723      1,518         738        ---       9,527
                             =========  =========== ============ ========= ============== ======= ===========
Total                        $ 15,899   $    2,764  $    1,903 $   11,718  $      958 $    3,325  $   36,567

-----------------------

     (a) On May 5, 2003 we completely repaid this term loan.



In addition to the foregoing contractual commitments in connection with the acquisition of RPC, the Company has guaranteed the value of an aggregate of 264,900 shares of common stock underlying warrants issued to the former RPC shareholders. If the fair market value of our common stock is less than $25.27 on September 19, 2003, then each warrant holder has the right to receive, in exchange for the warrant, an amount equal to CHF 8.25 (approximately $6.30 at June 20, 2003) multiplied by the total number of shares of common stock then underlying the warrant. The value of this commitment at the acquisition date was $1.3 million and was included in the purchase price of RPC. See Note 10 of Notes to Consolidated Financial Statements for the year ended December 31, 2002. Our aggregate potential liability at June 27, 2003 was approximately $1.6 million. Payment in cash is due within 30 days of exercise of the guaranty right by the warrant holder.

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

CAUTIONARY STATEMENTS AND RISK FACTORS

The risks and uncertainties described below are not the only risks and uncertainties we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks actually occur, our business, financial condition and results of operations could suffer. In that event, the trading price of our common stock could decline, and you may lose all or part of your investment in our common stock. The risks discussed below also include forward-looking statements and our actual results may differ substantially from those discussed in these forward-looking statements.

FINANCE

OUR INDEPENDENT AUDITORS' REPORT EXPRESSES DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

At December 31, 2002, our independent auditors' report, dated June 20, 2003, includes an explanatory paragraph relating to substantial doubt as to our ability to continue as a going concern. We experienced significant operating losses in the first and second quarters of 2003, each quarter of fiscal 2002 and in preceding years. We have failed to meet our financial covenants under our bank agreements and our reimbursement agreement relating to our municipal bond financing. U.S. Bank has waived our compliance with the financial covenants in our loan agreement with them through September 30, 2003 and subject to obtaining a commitment letter from a qualified lending institution by September 30, 2003 to refinance all of our outstanding obligations with U.S. Bank, the waiver will be extended to the earlier of December 31, 2003, or the expiration date of the commitment letter. Wells Fargo Bank, N.A. has waived compliance with certain covenants, provided that we remain in compliance with all other provisions of the reimbursement agreement. The waiver extends through December 31, 2003, provided that if we do not obtain a letter of credit to replace Wells Fargo on or before December 31, 2003, we agree to retire $1.2 million of the bonds through the use of restricted cash. If we are unable to obtain a commitment letter as required under the U.S. Bank waiver, we will need to raise additional capital through debt or equity financing to pay off the bank loan or we will be in default.

We are primarily reliant on cash generated from operations to meet our cash requirements. In order to preserve cash, we have been required to reduce expenditures for capital projects, research and development, and in our corporate infrastructure, any of which may have a material adverse affect on our future operations. Further reductions in our cash balances could require us to make more significant reductions in our operations, which would have a material adverse impact on our future operations. We cannot assure you that we can generate sufficient cash from operations and realize our anticipated cost savings in order to allow us to continue as a going concern. In the event we are unable to generate cash flow and achieve our estimated cost savings, or unable to enter into a commitment letter to refinance the U.S. Bank loan by September 30, 2003, we will need to aggressively seek additional debt or equity financing and other strategic alternatives. However, recent operating losses, our declining cash balances, our historical stock performance, the ongoing inquiries into certain matters relating to our revenue recognition and the general economic downturn may make it difficult for us to attract equity investments or debt financing or strategic partners on terms that are deemed favorable to us or at all. If we are unable to obtain financing on terms acceptable to us or at all, we will not be able to accomplish any or all of our initiatives and could be forced to consider steps that would protect our assets against our creditors.

OUR DEBT LEVEL COULD ADVERSELY AFFECT OUR FINANCIAL HEALTH AND AFFECT OUR ABILITY TO RUN OUR BUSINESS.

As of June 27, 2003, our debt was $38.5 million, of which $8.7 million was current borrowings, $25.2 million related to convertible and preferred instruments and $4.0 million related to our industrial development bonds. This level of debt could have important consequences to you as a holder of shares. Below we have identified for you some of the material potential consequences resulting from this significant amount of debt:

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

     o We are subject to the risks that interest rates and our interest expense will increase.

     o Our ability to plan for, or react to, changes in our business is more limited.

Under certain circumstances, we may be able to incur additional indebtedness in the future. If we add new debt, the related risks that we now face could intensify.

OUR BALANCE SHEET CONTAINS SEVERAL CATEGORIES OF INTANGIBLE ASSETS THAT WE MAY BE REQUIRED TO WRITE-OFF OR WRITE-DOWN BASED ON OUR FUTURE PERFORMANCE, WHICH MAY ADVERSELY IMPACT OUR FUTURE EARNINGS AND OUR STOCK PRICE.

As of June 27, 2003, we had $23.8 million of unamortized intangible assets, consisting of licenses, patents and other intellectual property and certain expenses that we amortize over time. Any material impairment to any of these items could reduce our net income and may adversely affect the trading price of our common stock.

At June 27, 2003, we had $44.7 million in goodwill capitalized on our balance sheet. In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 142 "Goodwill and Other Intangible Assets," which requires, among other things, the discontinuance of the amortization of goodwill and certain other intangible assets that have indefinite useful lives, and the introduction of impairment testing in its place. Under SFAS No. 142, goodwill and some indefinite-lived intangibles will not be amortized into results of operations, but instead will be tested for impairment at least annually, with impairment being measured as the excess of the carrying value of the goodwill or intangible asset over its fair value. In addition, goodwill and intangible assets will be tested more often for impairment as circumstances warrant, and may result in write-downs of some of our goodwill and indefinite-lived intangibles. Accordingly, we could, from time to time, incur impairment charges, which will be recorded as operating expenses and will reduce our net income and adversely affect our operating results.

At June 27, 2003, we had approximately $4.6 million related to a license fee prepaid in 1999 related to the solid object printer machine platform included under license and patent costs, net, in our financial statements. The amortization of this intangible is based on the number of solid object printer units sold. If future sales of the solid object printer machine platforms do not increase, then a more rapid rate of amortization of this balance will be required relative to the number of units sold.

WE ARE CARRYING A SIGNIFICANT AMOUNT OF MODEL-RELATED INVENTORY AND TOOLING COSTS FOR A SOLID OBJECT PRINTER MACHINE PLATFORM.

We have incurred or have outstanding commitments of approximately $2.1 million in inventory and tooling costs associated with the development and production of a new solid object printer machine platform. If we significantly write-down this inventory and tooling due to obsolescence, our results of operations could be materially adversely affected. Changes to the bill of material as a result of the design validation testing, or abandonment of the new platform because of adverse market studies, may render inventory and tooling obsolete. Additionally, we continue to carry inventory and have vendor commitments related to our existing solid object printer model totaling $1.1 million, which if not sold, could become obsolete.

THE MIX OF PRODUCTS WE SELL AFFECTS OUR OVERALL PROFIT MARGINS.

We continuously expand our product offerings, including our materials, and work to increase the number of geographic markets in which we operate and the distribution channels we use in order to reach our various target markets and customers. This variety of products, markets and channels results in a range of gross margins and operating income which can cause substantial quarterly fluctuations depending on the mix of product shipments from quarter to quarter. We may experience significant quarterly fluctuations in gross margins or net income due to the impact of the mix of products, channels or geographic markets utilized from period to period. More recently, our mix of products sold has reflected increased sales of our lower-end systems, which have reduced gross margins as compared to the high-end SLA systems. If this trend continues over time, we may experience lower average gross margins and returns.

WE MAY BE SUBJECT TO PRODUCT LIABILITY CLAIMS.

Products as complex as those we offer may contain undetected defects or errors when first introduced or as enhancements are released that, despite our testing, are not discovered until after the product has been installed and used by customers. This could result in delayed market acceptance of the product or damage to our reputation and business. We attempt to include provisions in our agreements with customers that are designed to limit our exposure to potential liability for damages arising from defects or errors in our products. However, the nature and extent of these limitations vary from customer to customer, and it is possible that these limitations may not be effective as a result of unfavorable judicial decisions or laws enacted in the future. The sale and support of our products entails the risk of product liability claims. Any product liability claim brought against us, regardless of its merit, could result in material expense to us, diversion of management time and attention, and damage to our business reputation and ability to retain existing customers or attract new customers.

OPERATIONS

POLITICAL AND ECONOMIC EVENTS AND THE UNCERTAINTY RESULTING FROM THEM MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR OPERATING RESULTS.

The terrorist attacks that took place in the United States on September 11, 2001, along with the U.S. military campaign against terrorism in Iraq, Afghanistan and elsewhere and continued violence in the Middle East have created many economic and political uncertainties, some of which may materially harm our business and revenues. The disruption of our business as a result of these events, including disruptions and deferrals of customer purchasing decisions, had an immediate adverse impact on our business. Since September 11, 2001, some economic commentators have indicated that spending on capital equipment of the type that we sell has been weaker than spending in the economy as a whole, and many of our customers are in industries that also are viewed as under-performing the overall economy, such as the automobile and telecommunication industries. The long-term effects of these events on our customers, the market for our common stock, the markets for our services and the U.S. economy as a whole are uncertain. The consequences of any additional terrorist attacks, or any expanded-armed conflicts are unpredictable, and we may not be able to foresee events that could have an adverse effect on our markets or our business.

WE FACE SIGNIFICANT COMPETITION IN MANY ASPECTS OF OUR BUSINESS AND THIS COMPETITION IS LIKELY TO INCREASE IN THE FUTURE.

We compete for customers with a wide variety of producers of equipment for models, prototypes and other three-dimensional objects, ranging from traditional model makers and subtractive-type producers, such as suppliers of automated machining, or CNC, to a wide variety of additive solid imaging system manufacturers, as well as service bureaus that provide any or all of these types of technology, and producers of materials and services for this equipment. Some of our existing and potential competitors are researching, designing, developing and marketing other types of equipment, materials and services. Any reduction in our research and development efforts could affect our ability to compete effectively. Many of our competitors have financial, marketing, manufacturing, distribution and other resources substantially greater than ours. In many cases, the existence of these competitors extends the purchase decision time as customers investigate the alternative products and solutions. Under a settlement agreement with the U.S. Department of Justice relating to our merger with DTM, on June 6, 2002 we licensed to Sony Corporation certain of our patents for use in the manufacture and sale of stereolithography in North America (the United States, Canada and Mexico). Although stereolithography is a very small part of its activities, and Sony has thus far only has been active in the Japanese/Asia Pacific region, Sony is an extremely large and sophisticated corporation with annual revenues in excess of $62.0 billion. We cannot be certain of the market impact of the license to Sony; however, we anticipate that Sony will be an aggressive competitor in all aspects of our stereolithography business.

Our material revenue declined for the six months ended June 27, 2003, as compared to the six months ended June 28, 2002. This was due to the termination of our liquid resin research and development agreements with Vantico on April 22, 2002, under which we had jointly developed liquid photopolymers with Vantico and served as the exclusive worldwide distributor (except in Japan) of these materials. On September 20, 2001, we acquired RPC, an independent supplier of stereolithography resins located in Switzerland, and many customers have converted from Vantico material to our RPC resins. However, our management team does not have substantial experience in the materials development and manufacturing business. In addition, the manufacture of materials business increases some of the existing risks we face and poses new risks to us. For example, we must comply with all applicable environmental laws, rules and regulations associated with large scale manufacturing of resins in Switzerland. Our compliance with these laws may increase our cost of production and reduce our margins and any failure to comply with these laws may result in legal or regulatory action instituted against us, substantial monetary fines or other damages.

We also face significant competition in the supply of nylon powdered materials for laser sintering equipment where we have a leading position. In North America, this competition is the subject of a patent infringement suit against EOS GmbH of Planegg, Germany.

We also expect future competition may arise from the development of allied or related techniques, both additive and subtractive, for equipment and materials that are not encompassed by our patents, from the issuance of patents to other companies that inhibit our ability to develop certain products and from the improvement to existing material and equipment technologies. We have determined to follow a strategy of continuing product development and aggressive patent prosecution to protect our position to the extent practicable. We cannot assure you that we will be able to maintain our current position in the field or continue to compete successfully against current and future sources of competition.

IF WE DO NOT KEEP PACE WITH TECHNOLOGICAL CHANGE AND INTRODUCE NEW PRODUCTS, WE MAY LOSE REVENUE AND MARKET SHARE.

We are affected by rapid technological change, changes in user and customer requirements and preferences, frequent new product and service introductions embodying new technologies and the emergence of new standards and practices, any of which could render our existing products and proprietary technology and systems obsolete. We believe that our future success will depend on our ability to deliver products that meet changing technology and customer needs. To remain competitive, we must continue to enhance and improve the functionality and features of our products, services and technologies. Our success will depend, in part, on our ability to:

     o    obtain leading technologies useful in our business,

     o    enhance our existing products,

     o develop new products and technologies that address the increasingly sophisticated and varied needs of prospective customers, particularly in the area of material functionality,

     o respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis, and

     o    recruit and retain key technology employees.

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

As of December 31, 2002, we held 359 patents, which include 152 in the United States, 146 in Europe, 17 in Japan, and 44 in other foreign jurisdictions. At that date, we also had 176 pending patent applications: 52 in the United States, 53 in Japan, 48 in European countries and 23 in other foreign countries. As we discover new developments and components to our technology, we intend to apply for additional patents. Effective trademark, service mark, copyright, patent and trade secret protection may not be available in every country in which our products and services are made available. We cannot assure you that the pending patent applications will be granted or that we have taken adequate steps to protect our proprietary rights, especially in countries where the laws may not protect our rights as fully as in the United States. In addition, our competitors may independently develop or initiate technologies that are substantially similar or superior to ours. We cannot be certain that we will be able to maintain a meaningful technological advantage over our competitors.

We currently are involved in several patent infringement actions, both as plaintiff and as defendant. At June 27, 2003, we had capitalized $8.9 million in legal costs related to various litigation, which if not settled favorably, would need to be written off and would have a significant negative impact on our financial results. Our ability to fully protect and exploit our patents and proprietary rights could be adversely impacted by the level of expense required for intellectual property litigation.

WE, AS SUCCESSOR TO DTM, CURRENTLY ARE INVOLVED IN INTELLECTUAL PROPERTY LITIGATION, THE OUTCOME OF WHICH COULD MATERIALLY AND ADVERSELY AFFECT US.

On August 24, 2001, we completed our acquisition of DTM. As the successor to DTM, we face direct competition for selective laser sintering equipment and materials outside the United States from EOS. Prior to our acquisition, DTM had been involved in significant litigation with EOS in France, Germany, Italy, Japan and the United States with regard to its proprietary rights to selective laser sintering technology. EOS also has challenged the validity of patents related to laser sintering in the European Patent Office and the Japanese Patent Office. In addition, EOS filed a patent infringement suit against DTM in federal court in California alleging that DTM infringed certain U.S. patents that we license to EOS.

Our inability to resolve the claims or to prevail in any related litigation could result in a finding of infringement of our licensed patents. Additionally, one EOS patent is asserted which, if found valid and infringed, could preclude the continued development and sale of certain of our laser sintering products that incorporate the intellectual property that is the subject of the patent. In addition, we may become obligated to pay substantial monetary damages for past infringement. Regardless of the outcome of these actions, we will continue to incur significant related expenses and costs that could have a material adverse effect on our business and operations. Furthermore, these actions could involve a substantial diversion of the time of some members of management. The failure to preserve our laser sintering intellectual property rights and the costs associated with these actions could have a material adverse effect on our results of operations, liquidity and financial condition and could cause significant fluctuations in operating results from quarter to quarter.

THE INQUIRY INITIATED BY THE SEC MAY LEAD TO CHARGES OR PENALTIES AND MAY ADVERSELY AFFECT OUR BUSINESS.

If any government inquiry or other investigation leads to charges against us, we likely will be harmed by negative publicity, the costs of litigation, the diversion of management time and other negative effects, even if we ultimately prevail. The SEC has inquired into matters pertaining to our revenue recognition practices. Our Audit Committee has met, and cooperated fully, with the SEC. We have not been notified that the SEC has initiated a formal investigation. This matter is pending and continues to require management attention and resources. Any adverse finding by the SEC may lead to significant fines and penalties and limitations on our activities and may harm our relationships with existing customers and impair our ability to attract new customers. The filing of our restated financial statements will not necessarily resolve the SEC inquiry.

OUR ABILITY TO RETAIN EXISTING CUSTOMERS, AND ATTRACT NEW CUSTOMERS, MAY BE IMPAIRED AS A RESULT OF QUESTIONS RAISED BY OUR REVENUE RECOGNITION ISSUES.

Our previous improper recognition of revenue with regard to certain sales transactions, the ensuing audit committee investigation and the adjustments to previously filed financial statements could seriously harm our relationships with existing customers and impair our ability to attract new customers. Customers who purchase our products make a significant long-term commitment to the use of our technology. Our products often become an integral part of each customer's facility and our customers look to us to provide continuing support, enhancements and new versions of our products. Because of the long-term nature of a commitment in some of our products, customers often are concerned about the stability of their suppliers. Purchasing decisions by potential and existing customers have been and may continue to be postponed, we believe in part due to our previous improper recognition of revenue and the ensuing audit committee investigation. The failure to timely file our Annual Report on Form 10-K for fiscal 2002 and Quarterly Report on Form 10-Q for the first quarter of fiscal 2003 and the adjustments to our previously filed financial statements may cause existing and potential customers concern over our stability and these concerns may cause us to lose sales. Any loss in sales could adversely affect our results of operations, further deepening concern among current and potential customers. If potential and existing customers lose confidence in us, our competitive position in our industry may be seriously harmed and our revenues could further decline.

WE HAVE EXPERIENCED SIGNIFICANT TURNOVER IN PERSONNEL, INCLUDING SENIOR EXECUTIVES, WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

We have experienced substantial turnover in our employees, including senior members of our finance, accounting and sales departments. This turnover is a result of several factors, including the duration and outcome of our audit committee investigation, reductions in our workforce and the closure of our Austin facility. This departure of senior management and other key personnel (including the resignation of Brian Service from the position of Chief Executive Officer) may cause delays in completing our business initiatives and adversely impact the organization's institutional knowledge regarding key policies, significant contracts and agreements, and other key facts. Many of these departed employees had significant experience with our market, as well as relationships with many of our existing and potential sources of financing, large stockholders, customers, suppliers, employees and strategic partners. It will take substantial time for new employees to develop an in-depth understanding of our market and to form significant relationships with our customers and partners. In addition, the reductions in workforce may lead to reduced employee morale and productivity, increased attrition and difficulty retaining existing employees and recruiting future employees, and a perception of instability, any of which could harm our business and operating results.

WE DEPEND ON A SINGLE OR LIMITED NUMBER OF SUPPLIERS FOR SPECIFIED COMPONENTS. IF THESE RELATIONSHIPS TERMINATE, OUR BUSINESS MAY BE DISRUPTED WHILE WE LOCATE AN ALTERNATIVE SUPPLIER.

We subcontract for the manufacture of material laser sintering components, powdered sintering materials and accessories from a single-source third-party supplier. There are several potential suppliers of the material components, parts and subassemblies for our stereolithography products. However, we currently use only one or a limited number of suppliers for several of the critical components, parts and subassemblies, including our lasers, materials and certain ink jet components. Our reliance on a single or limited number of vendors involves many risks including:

     o    shortages of some key components,

     o    product performance shortfalls, and

     o reduced control over delivery schedules, manufacturing capabilities, quality and costs.

If any of our suppliers suffers business disruptions or financial difficulties, or if there is any significant change in the condition of our relationship with the supplier, our costs of goods sold may increase or we may be unable to obtain these key components for our products. In either event, our revenues, results of operations, liquidity and financial condition would be adversely affected. While we believe we can obtain most of the components necessary for our products from other manufacturers, any unanticipated change in the source of our supplies, or unanticipated supply limitations, could adversely affect our ability to meet our product orders.

WE FACE RISKS ASSOCIATED WITH CONDUCTING BUSINESS INTERNATIONALLY AND IF WE DO NOT MANAGE THESE RISKS, OUR RESULTS OF OPERATIONS MAY SUFFER.

A material portion of our sales is to customers in foreign countries. There are many risks inherent in our international business activities that, unless managed properly, may adversely affect our profitability, including our ability to collect amounts due from customers. Our foreign operations could be adversely affected by:

     o    unexpected changes in regulatory requirements,

     o    export controls, tariffs and other barriers,

     o    social and political risks,

     o    fluctuations in currency exchange rates,

     o seasonal reductions in business activity in certain parts of the world, particularly during the summer months in Europe,

     o    reduced protection for intellectual property rights in some countries,
          o difficulties in staffing and managing foreign operations,

     o    taxation, and

     o other factors, depending on the country in which an opportunity arises.

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

If Nasdaq delists our common stock, it could become subject to the "Penny Stock" rules of the SEC. Penny stocks generally are equity securities with a price of less than $5.00 per share that are not registered on a national securities exchange or quoted on the Nasdaq system. Broker-dealers dealing in our common stock then would be subject to additional burdens which may discourage them from effecting transactions in our common stock, which could make it difficult for investors to sell their shares and, consequently, limit the liquidity of our common stock.

In addition, if Nasdaq delists our common stock, we expect that some or all of the following circumstances will occur, which likely will cause a further decline in our trading price and make it more difficult to raise funds:

     o    there will be less liquidity in our common stock,

     o there will be fewer institutional and other investors that will consider investing in our common stock,

     o    there will be fewer market makers in our common stock,

     o there will be less information available concerning the trading prices and volume of our common stock, and

     o there will be fewer broker-dealers willing to execute trades in shares of our common stock.

MANAGEMENT

OUR INABILITY TO ATTRACT AND RETAIN QUALIFIED EXECUTIVES COULD MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS.

     Our ability to develop and expand our products, business and markets and to manage our growth depends on the services of our executive team. We do not maintain any key life insurance coverage for or any member of our executive team. Our success also depends on our ability to attract and retain additional key technical, management and other personnel. Competition for these professionals is intense. The loss of the services of any of our key executives or the failure to attract and retain other key personnel could impair the development of new products and have an adverse effect on our business, operating results and financial condition.

CAPITAL STRUCTURE

OUR OPERATING RESULTS VARY FROM QUARTER TO QUARTER, WHICH COULD IMPACT OUR STOCK PRICE.

     Our operating results fluctuate from quarter to quarter and may continue to fluctuate in the future. In some quarters, it is possible that results could be below expectations of analysts and investors. If so, the price of our common stock may decline.

     Many factors, some of which are beyond our control, may cause these fluctuations in operating results. These factors include:

     o    acceptance and reliability of new products in the market,

     o    size and timing of product shipments,

     o currency and economic fluctuations in foreign markets and other factors affecting international sales,

     o    price competition,

     o    delays in the introduction of new products,

     o    general worldwide economic conditions,

     o    changes in the mix of products and services sold,

     o    impact of ongoing litigation, and

     o    impact of changing technologies.

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

     Historically, our stock price has been volatile. The prices of the common stock have ranged from $4.39 to $13.50 during the 52-week period ended June 27, 2003.

     Factors that may have a significant impact on the market price of our common stock include:

     o future announcements concerning our developments or those of our competitors, including the receipt of substantial orders for products,

     o    quality deficiencies in services or products,

     o    results of technological innovations,

     o    new commercial products,

     o    changes in recommendations of securities analysts,

     o    proprietary rights or product, patent or other litigation, and

     o    sales or purchase of substantial blocks of stock.

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

     Our Board of Directors is authorized to issue up to 5 million shares of preferred stock, of which approximately 3.7 million is outstanding or reserved for issuance. Our Board of Directors also is authorized to determine the price, rights, preferences and privileges of those shares without any further vote or action by the stockholders. The rights of the holders of any preferred stock may adversely affect the rights of holders of common stock. Our ability to issue preferred stock gives us flexibility concerning possible acquisitions and financing, but it could make it more difficult for a third party to acquire a majority of our outstanding voting stock. In addition, any preferred stock to be issued may have other rights, including economic rights, senior to the common stock, which could have a material adverse effect on the market value of the common stock. In addition, provisions of our Certificate of Incorporation, as amended, and Bylaws could have the effect of discouraging potential takeover attempts or making it more difficult for stockholders to change management.

     We are subject to Delaware laws that could have the effect of delaying, deterring or preventing a change in our control. One of these laws prohibits us from engaging in a business combination with any interested stockholder for a period of three years from the date that the person became an interested stockholder, unless certain conditions are met.

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

THE NUMBER OF SHARES OF COMMON STOCK ISSUABLE UPON CONVERSION OF OUR 7% CONVERTIBLE SUBORDINATED DEBENTURES AND EXERCISE OF OUR SERIES B CONVERTIBLE PREFERRED STOCK COULD DILUTE YOUR OWNERSHIP AND NEGATIVELY IMPACT THE MARKET PRICE FOR OUR COMMON STOCK.

     The Series B Convertible Preferred Stock are convertible at any time into approximately 2,634,016 shares of common stock. Our subordinated debt is convertible at any time into approximately 833,333 shares of common stock. To the extent that all of the Series B Convertible Preferred Stock and 7% convertible subordinated debentures are converted, a significantly greater number of shares of our common stock will be outstanding and the interests of our existing stockholders may be diluted. Moreover, future sales of substantial amounts of our stock in the public market, or the perception that these sales could occur, could adversely affect the market price of our common stock.

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

We are exposed to interest rate risk on our revolving credit facility and term loan with U.S. Bank, which have variable interest rates. At June 27, 2003, we had a total of $8.6 million outstanding under our revolving credit facility. The Company repaid $9.6 million outstanding on our term loan on May 5, 2003. The interest rate at June 27, 2003 for the revolving credit facility and the term loan was 7.5%. The revolving credit facility expires in 2003.

We have an industrial development bond on our Colorado facility, which has an outstanding balance of $4.2 million. We will make annual principal payments of $150,000, $165,000, $180,000, $200,000, $220,000, for the years ending 2003,
2004, 2005, 2006, 2007, respectively, and $3,325,000 thereafter. The bond has a variable interest rate and the interest rate at June 27, 2003 was 1.31%. An increase or decrease in the variable interest rate of 1.00% would increase or decrease our annual interest expense by $42,000. We have not entered into any hedging contracts to protect ourselves against future changes in interest rates, which could negatively impact the amount of interest we are required to pay. However, we do not feel that this risk is significant and we do not plan to attempt to hedge to mitigate this risk in the foreseeable future.

In the fourth quarter of 2001, we sold convertible subordinate debentures. As of December 31, 2001 we received $9.4 million in proceeds from this sale. We received additional proceeds of $0.6 million in January 2002, for a total of $10.0 million. The convertible debentures are convertible into an aggregate of 833,333 shares of our common stock immediately at the option of the holder or at our discretion at any time after December 31, 2003, and prior to maturity at December 31, 2006. The debentures bear interest at the rate of 7% payable quarterly. The Chairman of our Board of Directors and related parties contributed $1.0 million to the completion of the convertible debentures.

The carrying amount, principal maturity and estimated fair value of long-term debt exposure as of December 31, 2002 are as follows:

                     CARRYING
                      AMOUNT                            PAYMENTS
                       2002         2003         2004     2005        2006       2007   LATER YEARS  FAIR VALUE
                    ----------  ---------- ---------- ----------- ---------- ---------- ----------- -----------
Line of credit       $  2,450   $   2,450  $     ---  $     ---  $     ---    $   ---   $    ---    $   2,450
Interest rate            7.5%
Term loan (a)        $ 10,350   $  10,350  $     ---  $     ---  $     ---    $   ---   $    ---    $  10,350
Interest rate           6.42%
Industry Development
    Bond             $  4,240   $     150  $     165  $     180  $     200    $   220   $  3,325    $   4,240
Interest rate           1.31%
Subordinated debt    $ 10,000   $     ---  $     ---  $     ---  $  10,000    $   ---   $    ---    $   8,560
Interest rate           7.0%

-----------------------
        (a) On May 5, 2003, we completely repaid this term loan.


FOREIGN CURRENCY RISK. International revenues accounted for approximately 51.5% of our total revenue for the period ended June 27, 2002. International sales are made primarily from our foreign sales subsidiaries in their respective countries and are denominated in U.S. dollars or the local currency of each country. These subsidiaries also incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency.

Our international business is subject to risks typical of an international business, including, but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors.

Our exposure to foreign exchange rate fluctuations arises in part from inter-company accounts in which costs incurred in the United States are charged to our foreign sales subsidiaries. These inter-company accounts are typically denominated in U.S. dollars. We also are exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. The realized effect of foreign exchange rate fluctuations in 2002 resulted in a $0.3 million gain.

As of June 27, 2003, we had foreign operations that are sensitive to foreign currency exchange rates, including non-functional currency denominated receivables and payables. Foreign operations amount exposed in foreign currency when subjected to a 10% change in the value of the functional currency versus the non-functional currency produces an approximate $1.8 million translation adjustment in our balance sheet as of June 27, 2003.

We use derivative instruments to manage exposure to foreign currency risk. We manage selected exposures through financial market transactions in the form of foreign exchange forward and put option contracts. We do not enter into derivative contracts for speculative purposes. We do not hedge its foreign currency exposure in a manner that would entirely eliminate the effects of changes in foreign exchange rates on our consolidated net (loss) income. We have no put option contracts in place on June 27, 2003.

ITEM 4. CONTROLS AND PROCEDURES

In connection with the investigation conducted by the Audit Committee of our Board of Directors as part of the fiscal 2002 audit, which we discuss in detail in our Annual Report on Form 10-K filed on June 30, 2003, deficiencies in the Company's internal controls were identified relating to:

     o    accounting policies and procedures;

     o    personnel and their roles and responsibilities;

Deloitte and Touche LLP advised the Audit Committee and management that these internal control deficiencies constitute reportable conditions and a material weakness as defined in Statement of Auditing Standards No. 60, which we discuss in our Current Report on Form 8-K filed on July 23, 2003. At the direction of the Audit Committee, the Company is implementing changes to its financial organization and enhancing its internal controls. These changes include,

     o retaining new management in senior finance and operations positions, and in many staff positions,

     o    terminating or reassigning senior officers and key employees,

     o developing a comprehensive policies and procedures manual, including written procedures for sales order documentation and shipping and storage, that is accessible and understood by all employees,

     o establishing an internal audit function and retaining an internal audit director,

     o clarifying the Company's revenue recognition policies and introducing more formalized and frequent training of finance, sales and other staff,

     o communicating a zero tolerance policy for employees who engage in violations of the Company's accounting policies and procedures,

     o establishing an anonymous hotline for employees to report potential violations of policies and procedures or of applicable laws or regulations, and

     o additional management oversight and detailed reviews of personnel, disclosures and reporting.

The Company is in the process of implementing these changes. To date, the Company has retained a Director of Internal Audit, expanded the number of employees in its finance department, terminated or reassigned senior officers and key employees, established an anonymous hotline for employees to report potential violations of policies and procedures and, through its Disclosure Committee, which is discussed in more detail below, engaged in detailed reviews of its public disclosures and reporting. The Company is in the process of implementing each other recommendation. In order to prepare this report, pending full implementation of the changes set forth above, the Company implemented interim alternative and additional control measures (the "INTERIM MEASURES") to ensure that the financial statements, and other financial information included in these reports, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in these reports.

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

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. During fiscal 2002, the Company formed a disclosure committee to assist the Principal Executive Officer and Principal Accounting Officer in fulfilling their responsibility in designing, establishing, maintaining and reviewing the Company's disclosure controls and procedures (the "DISCLOSURE COMMITTEE"). The Disclosure Committee currently includes the Company's Principal Executive Officer, Principal Accounting Officer, General Counsel, Chief Technology Officer, Senior Vice President, Development and Operations, Senior Vice President, Worldwide Revenue Generation. The Company's Principal Executive Officer and Principal Accounting Officer, along with the other members of the Disclosure Committee, evaluated the Company's disclosure controls and procedures as of the end of the period covered by this Report. The Company's Principal Executive Officer and Principal Accounting Officer have concluded that, with the application of the Interim Measures together with the other changes to its organization and controls implemented to date, the disclosure controls and procedures are sufficient to bring to their attention on a timely basis material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings under the Exchange Act.

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

PART II-- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

3D Systems, Inc. vs. Aaroflex, et al.(U.S. District Court, Central District of California). On July 25, 2003, the court notified the Company that rulings on all patents in issue would be decided prior to September 30, 2003 and trial on any remaining unresolved issues following the rulings in this matter was rescheduled to November 12, 2003.

DTM vs. EOS, et al. The plastic sintering patent infringement actions against EOS began in France (Paris Court), Germany (District Court of Munich) and Italy (Regional Court of Pinerolo) in 1996. Legal actions in France, Germany and Italy are proceeding. In France, the Court of Appeals has set the hearing date for March 30, 2004 to address EOS' appeal of the lower court's ruling that the asserted patent is not infringed. In Italy, the trial court has set a hearing for October 10, 2003 to consider the assertion of infringement by the EOS product.

Hitachi Zosen vs. 3D Systems, Inc. (Tokyo District Court, Japan) At a hearing held on June 30, 2003, the Judge offered 3D the opportunity to submit a brief to rebut Hitachi Zosen's brief in support of its claim for damages before the next hearing which he scheduled for August 19th. Counsel for the Company is currently preparing this brief.

EOS vs. DTM and 3D Systems, Inc. (U.S. District Court, Central District of California). On July 3, 2003, the Court in this matter heard summary judgment motions by both parties. The Court informed the parties that it expected to issue a decision on these matters on or about July 31, 2003. A decision on these matters has not been issued at the date of filing this report.

3D Systems, Inc. vs. AMES. (U.S. District Court, Western District of Texas) This matter was dismissed without prejudice on July 23, 2003.

E. James Selzer vs. 3D Systems Corporation (Case No. PC033145, Superior Court of the State of California, County of Los Angeles). On July 28, 2003, the Company was served with a complaint by its former chief financial officer, whose employment had been terminated on April 21, 2003. The complaint asserts breach of alleged employment and equipment purchase contracts. In addition to declaratory relief, Mr. Selzer seeks compensatory and contractual damages, which he requested to be proven at trial, and for various expenses, together with reasonable attorney's fees and costs. The Company is currently evaluating this complaint.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a.   Exhibits

          31.1 Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Dated August 11, 2003.

          31.2 Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Dated August 11, 2003.

          32.1 Certification of Principal Executive Officer Pursuant to 18 U.S.
               C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Dated August 11, 2003.

          32.2 Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Dated August 11, 2003.

     b.   Reports on Form 8-K

          -    Current Report on Form 8-K, Items 5 and 7, filed April 16, 2003.

          -    Current Report on Form 8-K, Items 4, 5 and 7, filed April 23,
               2003.

          -    Current Report on Form 8-K, Items 4 and 7, filed April 30, 2003.

          -    Current Report on Form 8-K, Items 5 and 7, filed May 7, 2003.

          -    Current Report on Form 8-K, Items 7 and 12, filed July 2, 2003.

          -    Current Report on Form 8-K, Items 7 and 12, filed July 15, 2003.

          -    Current Report on Form 8-K, Items 4 and 7, filed July 23, 2003.

          -    Current Report on Form 8-K, Items 5 and 7, filed August 11, 2003.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ G. Peter V. White
--------------------------------
G. Peter V. White                                      Date: August 11, 2003
Vice President, Finance
(Principal Accounting Officer)

                                  EXHIBIT INDEX

     NUMBER       EXHIBIT TITLE

     31.1 Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Dated August 11, 2003.

     31.2 Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Dated August 11, 2003.

     32.1 Certification of Principal Executive Officer Pursuant to 18 U.S.C.
          Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Dated August 11, 2003.

     32.2 Certification of Principal Accounting Officer Pursuant to 18 U.S.C.
          Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Dated August 11, 2003.