Form 10-Q
period 2003-09-26
3D SYSTEMS CORP
filed 2003-11-10
CIK 910638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2003

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

Shares of Common Stock, par value $0.001, outstanding as of November 3, 2003: 12,879,472 shares

3D SYSTEMS CORPORATION

			Page
PART I.	FINANCIAL INFORMATION		1

	ITEM 1.	Financial Statements	1

		Condensed Consolidated Balance Sheets as of September 26, 2003 (unaudited) and December 31, 2002 (unaudited)	1

		Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 26, 2003 and September 27, 2002 (as restated) (unaudited)	2

		Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 26, 2003 and September 27, 2002 (as restated) (unaudited)	3

		Condensed Consolidated Statements of Comprehensive (Loss) Income for the Nine Months Ended September 26, 2003 and September 27, 2002 (as restated) (unaudited)	5

		Notes to Condensed Consolidated Financial Statements for the Nine Months Ended September 26, 2003 and September 27, 2002 (unaudited)	6

	ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

		Liquidity and Capital Resources	29

		Cautionary Statements and Risk Factors	36

	ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	45

	ITEM 4.	Controls and Procedures	47

PART II.	OTHER INFORMATION		49

	ITEM 1.	Legal Proceedings	49

	ITEM 4.	Submission of Matters to a Vote of Security Holders	50

	ITEM 6.	Exhibits and Reports on Form 8-K	50

3D SYSTEMS CORPORATION

Condensed Consolidated Balance Sheets

As of September 26, 2003 and December 31, 2002

(in thousands)

(unaudited)

	September 26, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$5,681	$2,279
Restricted cash	1,653	—
Accounts receivable, less allowances for doubtful accounts of $2,125 and $3,068	18,470	27,420
Current portion of lease receivables	252	322
Inventories, net of reserves of $2,393 and $1,876	12,650	12,564
Prepaid expenses and other current assets	2,201	3,687

Total current assets	40,907	46,272
Property and equipment, net	12,767	15,339
Licenses and patent costs, net	18,010	14,960
Lease receivables, less current portion, net of allowance of $821 and $414	56	553
Acquired technology, net	6,442	7,647
Goodwill	44,666	44,456
Other assets, net	2,181	3,006

	$125,029	$132,233

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$8,550	$2,450
Accounts payable	7,715	10,830
Accrued liabilities	14,890	15,529
Current portion of long-term debt	165	10,500
Customer deposits	614	801
Deferred revenues	13,406	14,770

Total current liabilities	45,340	54,880
Other liabilities	3,313	3,397
Long-term debt, less current portion	3,925	4,090
Subordinated debt	10,000	10,000

Total liabilities	62,578	72,367

Authorized 5,000 preferred shares, Series A preferred stock, authorized 1,000 shares, Series B redeemable preferred stock, 8% convertible, authorized 2,670 shares, issued and outstanding 2,634 shares in 2003, mandatory redemption in 2013	15,194	—
Stockholders’ equity:
Common stock, authorized 25,000 shares, issued and outstanding 12,879 shares and 12,725 shares	13	13
Capital in excess of par value	85,594	84,931
Notes receivable from officers for purchases of stock	(19)	(59)
Treasury stock	(45)	—
Preferred stock dividend	(518)	—
Accumulated deficit	(35,831)	(21,419)
Accumulated other comprehensive loss	(1,937)	(3,600)

Total stockholders’ equity	47,257	59,866

	$125,029	$132,233

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION

Condensed Consolidated Statements of Operations

For the Three and Nine Months Ended September 26, 2003 and September 27, 2002

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 26, 2003	September 27, 2002 As Restated (see Note 15)	September 26, 2003	September 27, 2002 As Restated (see Note 15)
Sales:
Products	$15,940	$18,587	$48,686	$56,958
Services	8,995	9,327	26,136	27,013

Total sales	24,935	27,914	74,822	83,971

Cost of sales:
Products	8,661	9,303	26,705	31,044
Services	6,451	6,701	20,020	19,898

Total cost of sales	15,112	16,004	46,725	50,942

Gross profit	9,823	11,910	28,097	33,029

Operating expenses:
Selling, general and administrative	11,092	11,129	31,467	35,073
Research and development	2,017	3,709	7,180	12,344
Severance and other restructuring costs	223	2,734	474	4,351

Total operating expenses	13,332	17,572	39,121	51,768

Loss from operations	(3,509)	(5,662)	(11,024)	(18,739)
Interest and other expense, net	394	629	2,281	1,997
Gain on arbitration settlement	—	—	—	18,464

(Loss) income before provision for income taxes	(3,903)	(6,291)	(13,305)	(2,272)
Provision for (benefit from) income taxes	78	(4,079)	1,109	(3,126)

Net (loss) income	(3,981)	(2,212)	(14,414)	854
Preferred stock dividend	320	—	518	—
Net (loss) income available to common shareholders	$(4,301)	$(2,212)	$(14,932)	$854

Shares used to calculate basic net (loss) income available to common shareholders per share	12,778	12,675	12,746	12,881

Basic net (loss) income available to common shareholders per share	$(0.34)	$(0.17)	$(1.17)	$0.07

Shares used to calculate diluted net (loss) income available to common shareholder per share	12,778	12,675	12,746	13,441

Diluted net (loss) income available to common shareholders per share	$(0.34)	$(0.17)	$(1.17)	$0.06

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION

Condensed Consolidated Statements of Cash Flows

For the Ninth Months Ended September 26, 2003 and September 27, 2002

(in thousands)

(unaudited)

	Nine Months Ended
	September 26, 2003	September 27, 2002 As Restated (see Note 15)
Cash flows from operating activities:
Net (loss) income	$(14,414)	$854
Adjustments to net (loss) income:
Deferred income taxes	—	(3,680)
Gain on arbitration settlement (including $1,846 included in selling, general and administrative for legal reimbursement)	—	(20,310)
Depreciation and amortization	6,782	7,129
Adjustments to allowance accounts	815	360
Adjustments to inventory reserve	826	—
Loss on property and equipment	440	179
Stock compensation expense	850	—
Changes in operating accounts, excluding acquisition:
Restricted cash	(1,653)	—
Accounts receivable	9,891	9,600
Lease receivables	160	838
Inventories	(664)	2,821
Prepaid expenses and other current assets	1,572	105
Other assets	573	561
Accounts payable	(3,260)	(410)
Accrued liabilities	(1,679)	(1,927)
Customer deposits	(187)	(721)
Deferred revenues	(1,704)	(1,534)
Other liabilities	(255)	705

Net cash used in operating activities	(1,907)	(5,430)
Cash flows from investing activities:
Investment in OptoForm SARL	—	(1,200)
Investment in RPC	—	(2,045)
Additions to licenses and patents	(4,888)	(2,661)
Purchase of property and equipment	(569)	(1,569)
Software development costs	—	(446)

Net cash used in investing activities	(5,457)	(7,921)
Cash flows from financing activities:
Exercise of stock options and purchase plan	299	943
Proceeds from sale of redeemable preferred stock	15,800	12,492
Issuance cost for redeemable preferred stock	(622)
Net borrowings (repayments) under line of credit	6,100	(5,605)
Borrowings	—	1,976
Repayment of long-term debt	(10,500)	(2,395)
Stock registration costs	(276)	—
Repayment of notes receivable from officers and employees	—	186

Net cash provided by financing activities	10,801	7,597
Effect of exchange rate on cash	(35)	838

Net increase (decrease) in cash and cash equivalents	3,402	(4,916)
Cash and cash equivalents at beginning of period	2,279	5,948

Cash and cash equivalents at end of period	$5,681	$1,032

See accompanying notes to condensed consolidated financial statements.

Supplemental schedule of non-cash investing and financing activities:

The Company maintains accounts in inventory for used machines held for resale and in fixed assets for demonstration, training and short-term rental equipment. Machines and parts are moved between the two accounts when the Company sells equipment that has been used for demonstration, in training or has been tested or rented for short-term trial and returned. During the nine months ended September 26, 2003 and September 27, 2002, in connection with this activity, the Company transferred $1.6 million and $4.9 million of property and equipment from inventories to fixed assets, respectively. Additionally, $1.4 million and $4.0 million of property and equipment was transferred from fixed assets to inventories for the nine months ended September 26, 2003 and September 27, 2002.

In conjunction with the $22 million arbitration settlement with Vantico, which was settled through the return of shares to the Company, the Company allocated $1.7 million to a put option, which Vantico settled through the transfer of additional shares of common stock and which is included as an addition to stockholders’ equity in the first quarter of 2002.

During the three- and nine-month periods ended September 26, 2003, the Company accrued dividends on the Series B Convertible Preferred Stock of $0.3 million and $0.5 million, respectively.

During the three- and nine-month periods ended September 26, 2003, the Company accrued liquidated damages of $0.2 million as an offset to additional paid in capital as a penalty for failure to maintain an effective registration statement.

On July 11, 2003, the Company retired a note from an officer of the Company of approximately $45,000 in exchange for 6,031 shares of common stock, and recorded the stock on the balance sheet as treasury stock.

3D SYSTEMS CORPORATION

Condensed Consolidated Statements of Comprehensive (Loss) Income

For the Three and Nine Months Ended September 26, 2003 and September 27, 2002

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 26, 2003	September 27, 2002 As Restated (see Note 15)	September 26, 2003	September 27, 2002 As Restated (see Note 15)
Net (loss) income	$(3,981)	$(2,212)	$(14,414)	$854
Foreign currency translation	177	(1,116)	1,663	1,755

Comprehensive (loss) income	$(3,804)	$(3,328)	$(12,751)	$2,609

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 26, 2003 and September 27, 2002

(unaudited)

(1)	Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company incurred operating losses totaling $14.4 million and $21.4 million for the nine months ended September 26, 2003 and the year ended December 31, 2002, respectively. In addition, the Company had a working capital deficit of $4.4 million and an accumulated deficit in earnings of $35.8 million at September 26, 2003. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern.

Management’s plans include raising additional working capital through debt or equity financing. In May 2003, the Company sold approximately 2.6 million shares of its Series B Convertible Preferred Stock for aggregate consideration of $15.8 million (Note 7 – Redeemable Preferred Stock) and the Company repaid $9.6 million of the U.S. Bank term loan balance with a portion of the net proceeds (Note 11 – Borrowings).

Management intends to obtain debt financing to replace the U.S. Bank financing, and in July 2003, management accepted a proposal from Congress Financial, a subsidiary of Wachovia, to provide a secured revolving credit facility of up to $20.0 million, subject to its completion of due diligence to its satisfaction and other conditions. In October 2003, Congress determined not to extend a commitment of financing to the Company. In October 2003, management accepted a proposal from Silicon Valley Bank to provide a revolving line of credit up to $12.0 million. In October 2003, Silicon Valley Bank preliminarily approved this credit facility. Any credit facility will be subject to completion by Silicon of its due diligence and other customary closing conditions (Note 14 – Subsequent Events). Management continues to pursue alternative financing sources. Additionally, management intends to pursue a program to improve its operating performance and to continue cost saving programs. However, there is no assurance that the Company will succeed in accomplishing any or all of these initiatives.

The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability or classification of asset carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

(2)	Basis of Presentation

The accompanying condensed consolidated financial statements of the Company are prepared in accordance with instructions to Form 10-Q and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) which are necessary for the fair presentation of results for the interim periods. The Company reports its interim financial information on a 13-week basis ending on the last Friday of each calendar quarter, and reports its annual financial information for the calendar year ended December 31. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. The results of the nine-month periods are not necessarily indicative of the results to be expected for the full year.

(3)	Significant Accounting Policies and Estimates

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to the allowance for doubtful accounts, income taxes, inventory, goodwill, intangible and other long-lived assets, contingencies and revenue recognition. The Company bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Restricted Cash.

The Company has $1.2 million of cash in Wells Fargo Bank, N.A. under restriction to pay off a portion of the outstanding industrial development bonds relating to its Colorado facility (Note 11 – Borrowings). Additionally, the Company has approximately $0.1 million of cash on deposit under restriction, as required by an arrangement with a certain utility supplier, and $0.4 million of cash held by third parties for the benefit of the Company.

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

Income Taxes.

The provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” require a valuation allowance when, based on currently available information and other factors, it is more likely than not that all or a portion of the deferred tax asset will not be realized. SFAS No. 109 provides that an important factor in determining whether a deferred tax asset will be realized is whether there has been sufficient income in recent years and whether sufficient income is expected in future years in order to utilize the deferred tax asset. Forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence, such as cumulative losses in recent years. The existence of cumulative losses in recent years is an item of negative evidence that is particularly difficult to overcome. At September 26, 2003, the unadjusted net book value before valuation allowance of the Company’s deferred tax assets totaled approximately $25.3 million, which principally was comprised of net operating loss carry-forwards and other credits. During the nine months ended September 26, 2003 and during the Company’s 2002 fourth quarter-end, the Company recorded a valuation allowance of approximately $6.7 million and $12.9 million, respectively, against its net deferred tax assets, which was in addition to the approximate $5.7 million allowance previously recorded. The Company intends to maintain a valuation allowance until sufficient evidence exists to support its reversal. Also, until an appropriate level of profitability is reached, the Company does not expect to recognize any domestic tax benefits in future periods.

The Company believes its determination to record a valuation allowance to reduce its deferred tax assets is a critical accounting estimate because it is based on an estimate of future taxable income in the United States, which is susceptible to change and dependent upon events that may or may not occur, and because the impact of recording a valuation allowance may be material to the assets reported on the Company’s balance sheet and the Company’s results of operations. The determination of the Company’s income tax provision is complex due to operations in numerous tax jurisdictions outside the United States, which are subject to certain risks, which ordinarily would not be expected in the United States. Tax regimes in certain jurisdictions are subject to significant changes, which may be applied on a retroactive basis. If this were to occur, the Company’s tax expense could be materially different than the amounts reported. Furthermore, as explained in the preceding paragraph, in determining the valuation allowance related to deferred tax assets, the Company adopts the liability method as required by SFAS No. 109. This method requires that the Company establish a valuation allowance if, based on the weight of available evidence, in the Company’s judgment it is more likely than not that the deferred tax assets may not be realized.

Inventory.

Inventories are stated at the lower of cost or net realizable market value, cost being determined using the first-in, first-out method. Reserves for slow moving and obsolete inventories are provided based on historical experience and current product demand. The Company evaluates the adequacy of these reserves quarterly. There were no inventories consigned to a sales agent at September 26, 2003, and inventories consigned to a sales agent at December 31, 2002 were $0.1 million. The Company’s determination of the allowance for inventory obsolescence is subject to change because it is based on management’s current estimates of required reserves and potential adjustments.

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

Licenses and Patent Costs.

Licenses and patent costs include costs incurred for internally developed products or procedures, to perfect a license or patent’s rights under applicable domestic and foreign laws, as well as the amount incurred to acquire existing licenses and patents. Licenses and patent costs are being amortized on a straight-line basis over their estimated useful lives, which are approximately eight to seventeen-years. One license for multi-jet modeling technology is being amortized on a units-of-production basis over the term of the license agreement. The Company uses the units of production method to amortize the cost of license technology when the technology can be directly related to specific equipment. The units of production method requires the Company to estimate sales of machines using this technology during the license period and allocate the remaining cost of the license agreement to the machines as sold. This estimate is recalculated annually and adjusted based on sales estimates. Amortization expense is included in cost of sales.

The Company aggressively defends its license and patent rights against infringement by other companies or individuals where applicable. The legal costs incurred in this process are capitalized as incurred and amortized to cost of sales over the remaining life of the defended license or patent. If it becomes apparent that the license or patent rights will not be upheld in a legal action, the carrying value of the capitalized legal costs incurred in the action will be reduced by the amount allocated to the lost action.

Goodwill, Intangible and Other Long-Lived Assets.

The Company has applied SFAS No. 141, “Business Combinations,” in its allocation of the purchase prices of DTM Corporation (DTM) and RPC Ltd. (RPC). The annual impairment testing required by SFAS No. 142, “Goodwill and Other Intangible Assets,” requires the Company to use its judgment and could require the Company to write down the carrying value of its goodwill and other intangible assets in future periods. SFAS No. 142 requires companies to allocate their goodwill to identifiable reporting units, which then are tested for impairment using a two-step process detailed in the statement. The first step requires comparing the fair value of each reporting unit with its carrying amount, including goodwill. If that fair value exceeds the carrying amount, the second step of the process is not necessary and there are no impairment issues. If that fair value does not exceed that carrying amount, companies must perform the second step that requires an allocation of the fair value of the reporting unit to all assets and liabilities of that unit as if the reporting unit had been acquired in a purchase business combination and the fair value of the reporting unit was the purchase price. The goodwill resulting from that purchase price allocation is then compared to its carrying amount with any excess recorded as an impairment charge.

Upon implementation of SFAS No. 142 in January 2002 and again in the fourth quarter of 2002, the Company concluded that the fair value of the Company’s reporting units exceeded their carrying value and accordingly, as of that date, there were no goodwill impairment issues. The Company is required to perform a valuation of its reporting units annually, or upon significant changes in the Company’s business environment.

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

Lease Receivables.

In 2001, the Company sold lease receivables totaling $3.3 million to an outside party. No gain or loss was recognized on the transaction. The terms of the sale required the Company to guarantee to the purchaser certain cash payments in the event of default on those receivables. At September 26, 2003, the Company has fully reserved for the maximum amount of payments under the guarantee of approximately $0.4 million.

Contingencies.

The Company accounts for contingencies in accordance with SFAS No. 5, “Accounting for Contingencies.” SFAS No. 5 requires that the Company record an estimated loss from a loss contingency when information available prior to issuance of the Company’s financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Accounting for contingencies such as legal and income tax matters requires the Company to use its judgment. At this date, the outcome of these contingencies cannot be estimated, and accordingly, under the guidance of SFAS No. 5, no amounts have been recorded.

Revenue Recognition.

Persuasive evidence of a sales arrangement exists upon execution of a written sales agreement that constitutes a fixed and legally binding commitment for the buyer and the Company. Revenues from the sale of systems and related products are recognized upon shipment or when services are performed, provided that both title and risk of loss have passed to the customer and collection is reasonably assured. Sales transactions generally include equipment, software license, warranty, training and installation. The Company allocates and records revenue in these transactions based on vendor specific objective evidence that has been accumulated through historic operations, which, in most cases, is the price charged for the deliverable when sold separately. If fair value for all deliverables cannot be determined, the Company will use the residual method to determine the amount of the consideration to be allocated to the deliverable items. The process of allocating the revenue involves some management judgments. Management evaluates the value the delivered item has to the customer on a stand alone basis, the objective and reliable evidence of fair value and the customer’s right of return relative to the delivered item. Revenues from services are recognized at the time of performance. The Company provides end-users with maintenance under a warranty agreement for up to one year and defers a portion of the revenues at the time of sale based on the relative fair value of those services. After the initial warranty period, the Company offers these customers optional maintenance contracts; revenue related to these contracts is deferred and recognized ratably, on a straight-line basis, over the period of the contract. The Company’s systems are sold with licensed software products that are integral to the operation of the systems. These software products are not sold or licensed separately.

Certain of the Company’s sales were made through a sales agent to customers where substantial uncertainty exists with respect to collection of the sales price. The substantial uncertainty is generally a result of the absence of a history of doing business with the customer and uncertain political environment in the country in which the customer does business. For these sales, the Company records revenues based on the cost recovery method, which requires that the sales proceeds received are first applied to the carrying amount of the asset sold until the carrying amount has been recovered; thereafter, all proceeds are credited to sales.

The Company requires payment in full for all contracts on a net 30 days policy, payable as a 10% deposit at the time the contract is signed, 70% prior to shipment and 20% net 30 days. Customers with favorable credit profiles may receive extended credit terms based on creditworthiness. Creditworthiness is determined based on an evaluation of each customer’s financial condition. New customers are required to complete a credit application and provide references, credit checks and bank information to facilitate an analysis of creditworthiness. To reduce credit risk in connection with systems sales the Company may, depending upon the circumstances, require significant deposits prior to shipment and may retain a security interest in the system until fully paid. The Company often requires international customers to furnish letters of credit.

Stock-based Compensation.

The Company accounts for stock-based compensation in accordance with Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation plan as allowed by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” which amended SFAS No. 123. Under APB No. 25, compensation expense relating to employee stock options is determined based on the excess of the market price of the Company’s stock over the exercise price on the date of grant. Accordingly, no stock-based employee compensation cost is reflected in net (loss) income, as all options granted under the plan had an exercise price at least equal to the market value of the underlying common stock on the date of grant. Had compensation cost for the Company’s stock option plan been determined based on the fair value at the grant date for the nine-month periods ended September 26, 2003 and September 27, 2002, consistent with the provisions of SFAS No. 123, the Company’s net (loss) income and net (loss) income per share would have changed. The following table sets forth the effect on net (loss) income and net (loss) income per share if the Company had applied the fair value based method and recognition provisions of SFAS No. 123 to stock-based employee compensation.

	Three Months Ended		Nine Months Ended
	September 26, 2003	September 27, 2002	September 26, 2003	September 27, 2002
Net (loss) income available to common shareholders, as reported	$(4,301)	$(2,212)	$(14,932)	$854
Pro forma compensation cost:
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax benefits	—	—	—	—
Deduct: Stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	535	562	1,642	2,171

Pro forma net loss available to common shareholders	$(4,836)	$(2,774)	$(16,574)	$(1,317)

Basic net (loss) earnings per common share available to common shareholders per share:
As reported	$(0.34)	$(0.17)	$(1.17)	$0.07

Pro forma	$(0.38)	$(0.22)	$(1.30)	$(0.10)

Diluted net (loss) earnings available to common shareholders per share:
As reported	$(0.34)	$(0.17)	$(1.17)	$0.06

Pro forma	$(0.38)	$(0.22)	$(1.30)	$(0.10)

In September 2003, the Company granted approximately 100,000 shares of stock to an officer and director of the Company as compensation. The stock granted was valued at approximately $0.7 million and was recorded as compensation expense for the period.

SFAS No. 123 requires the use of option pricing models that were not developed for use in valuing employee stock options. The Black-Scholes option pricing model was developed for use in estimating the fair value of short-lived exchange traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of employee stock options. The fair value of options granted for the three and nine months ended September 26, 2003 and September 27, 2002 was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions:

	September 26, 2003	September 27, 2002
Risk free interest rate	2.42%	4.94%
Expected life	4 years	4 years
Expected volatility	83%	83%

Recent Accounting Pronouncements.

In June 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 replaces Emerging Issues Task Force (“EITF”) Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 did not have a material impact on the Company’s results of operations or financial condition.

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation it has undertaken in issuing the guarantee. FIN 45 also requires guarantors to disclose certain information for guarantees, beginning December 31, 2002. The Company’s obligations as guarantor are immaterial. These financial statements contain the required disclosures.

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 establishes standards on the classification and measurement of financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. The Company does not have any financial instruments to be accounted for under this pronouncement.

In May 2003, the EITF issued EITF Issue No. 00-21 “Revenue Arrangements with Multiple Deliverables” (Issue 00-21). Issue 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities and how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. Issue 00-21 is effective for revenue arrangements entered into in fiscal periods after June 15, 2003. The adoption of Issue 00-21 did not have a material effect on the Company’s results of operations or financial condition, since the Company’s historical accounting for multiple deliverables were consistent with Issue 00-21.

(4)	Inventories (in thousands):

	September 26, 2003	December 31, 2002
Raw materials	$2,722	$2,617
Work in progress	702	196
Finished goods	9,226	9,751

	$12,650	$12,564

(5)	Property and Equipment, net (in thousands):

	September 26, 2003	December 31, 2002	Useful Life (in years)
Land	$436	$435	—
Building	4,202	4,202	30
Machinery and equipment	25,870	26,984	3-5
Office furniture and equipment	3,703	3,597	5
Leasehold improvements	4,202	4,137	Life of lease
Rental equipment	1,210	1,189	5
Construction in progress	283	206	N/A

	39,906	40,750
Less accumulated depreciation	(27,139)	(25,411)

	$12,767	$15,339

Depreciation expense for the three-month periods ended September 26, 2003 and September 27, 2002 was $1.1 million and $1.6 million, respectively. Depreciation expense for the nine-month periods ended September 26, 2003 and September 27, 2002 was $3.4 million and $4.4 million, respectively.

(6)	Intangible Assets and Goodwill:

(a)	Licenses and Patent Costs

Licenses and patent costs are summarized as follows (in thousands):

	September 26, 2003	December 31, 2002
Licenses, at cost	$2,333	$2,333
Patent costs	27,907	22,946

	30,240	25,279
Less: Accumulated amortization	(12,230)	(10,319)

	$18,010	$14,960

For three months ended September 26, 2003 and September 27, 2002, the Company amortized $0.7 million and $0.3 million in license and patent costs, respectively. For the nine months ended September 26, 2003 and September 27, 2002, the Company amortized $1.9 million and $1.3 million in license and patent costs, respectively. The Company incurred $0.9 million in costs for each of the three months ended September 26, 2003 and September 27, 2002, and $4.9 million and $2.6 million for the nine months ended September 26, 2003 and September 27, 2002, respectively, to acquire, defend, develop and extend patents in the United States, Japan, Europe and certain other countries.

(b)	Acquired Technology

Acquired technology is summarized as follows (in thousands):

	September 26, 2003	December 31, 2002
Acquired technology	$10,117	$10,029
Less: Accumulated amortization	(3,675)	(2,382)

	$6,442	$7,647

For three months ended September 26, 2003 and September 27, 2002, the Company amortized $0.5 million in acquired technology for each period. For the nine months ended September 26, 2003 and September 27, 2002, the Company amortized $1.3 million in acquired technology for each period.

(c ) Other Intangible Assets

During the three months ended September 26, 2003 and September 27, 2002, the Company had amortization expense on other intangible assets of $0.1 million and $0.3 million, respectively. During the nine months ended September 26, 2003 and September 27, 2002, the Company had amortization expense on other intangible assets of $0.4 million and $0.5 million, respectively.

(d)	Goodwill

The changes in the carrying amount of goodwill for the nine months ended September 26, 2003 are as follows (in thousands):

Balance as of December 31, 2002	$44,456
Effect of foreign currency exchange rates	210

Balance at September 26, 2003	$44,666

The Company recorded no goodwill amortization in 2003.

(7)	Redeemable Preferred Stock

On May 5, 2003, the Company sold 2,634,016 shares of Series B Convertible Preferred Stock for an aggregate consideration of $15.8 million. The Company incurred issuance costs of approximately $0.6 million in connection with this transaction. The preferred stock accrues dividends, on a cumulative basis, at 8% per share and is convertible at any time into 2,634,016 shares of common stock. The preferred stock is redeemable at the Company’s option after the third anniversary date at $6.00 per share plus accrued and unpaid dividends. Redemption is mandatory on the tenth anniversary date, at $6.00 per share plus accrued and unpaid dividends. The Company accrued $0.3 million and $0.5 million for dividends payable for the three- and nine-month periods ended September 26, 2003.

(8)	Service and Warranty Costs

The Company provides end-users with maintenance under a warranty agreement for up to one year and defers a portion of the revenues at the time of sale based on the relative fair value of those services. After the initial warranty period expires, the Company offers these customers optional maintenance contracts; revenue related to these contracts is deferred and recognized ratably, on a straight-line basis, over the period of the contract. In connection with this activity, the Company recorded warranty costs of $3.2 million and $3.4 million, for the nine months ended September 26, 2003 and September 27, 2002, respectively.

(9)	Computation of Earnings Per Share

Basic net (loss) income available to common shareholders per share is computed by dividing net (loss) income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted net (loss) income available to common shareholders per share is computed by dividing net (loss) income available to common shareholders by the weighted average number of shares of common stock outstanding plus the number of additional common shares that would have been outstanding if all potentially dilutive common shares had been issued. Common share equivalents related to convertible securities, stock options and stock warrants are excluded from the computation when their effect is anti-dilutive.

The following is a reconciliation of the numerator and denominator of the basic and diluted earnings (loss) available per common share computations (in thousands):

	Three Months Ended		Nine Months Ended
	September 26, 2003	September 27, 2002	September 26, 2003	September 27, 2002
Numerator:
Net (loss) income available to common shareholders — numerator for basic and diluted net (loss) income available per common share	$(4,301)	$(2,212)	$(14,932)	$854

Denominator:
Denominator for basic net (loss) income available to common shareholders per share — weighted average shares	12,778	12,675	12,746	12,881
Effect of dilutive securities:
Stock options and warrants	—	—	—	560

Denominator for diluted net (loss) income available to common shareholders per share	12,778	12,675	12,746	13,441

Potential common shares related to convertible preferred stock, convertible debt, stock options and stock warrants were excluded from the calculation of diluted EPS because their effects were anti-dilutive. The weighted average common shares excluded from the computation were approximately 6,405,000 and 3,543,000 for the three months ended September 26, 2003 and September 27, 2002, respectively. The weighted average common shares excluded from computation were approximately 5,238,000 and 1,782,000 for the nine months ended September 26, 2003, and September 27, 2002, respectively.

(10)	Segment Information

The Company develops, manufactures and markets worldwide solid imaging systems designed to reduce the time it takes to produce three-dimensional objects.

The following table sets forth, for the periods indicated, total sales attributable to each of the Company’s major products and services groups (in thousands):

	Three Months Ended		Nine Months Ended
	September 26, 2003	September 27, 2002 (as restated)	September 26, 2003	September 27, 2002 (as restated)
Products:
SLA® systems and related equipment	$5,422	$6,427	$15,504	$18,565
SLS® systems and related equipment	1,574	2,598	6,273	9,601
Solid object printers	614	377	1,214	1,493

Total systems	7,610	9,402	22,991	29,659
Materials	7,727	7,215	23,201	23,716
Other	603	1,970	2,494	3,583

Total products	15,940	18,587	48,686	56,958

Services:
Maintenance	8,645	8,865	25,036	25,461
Other	350	462	1,100	1,552

Total services	8,995	9,327	26,136	27,013

Total sales	$24,935	$27,914	$74,822	$83,971

Segments are reported by geographic sales regions. The Company’s reportable segments include the Company’s administrative, sales, service, manufacturing and customer support operations in the United States and sales and service offices in the European Community (France, Germany, the United Kingdom, Italy and Switzerland) and in Asia (Japan, Hong Kong and Singapore).

The Company evaluates performance based on several factors, of which the primary financial measure is operating income. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 3 of the accompanying Notes to Condensed Consolidated Financial Statements in this Report, with the exception of the allocation of corporate expenses.

Summarized financial information concerning the Company’s reportable segments is shown in the following tables (in thousands):

	Three Months Ended		Nine Months Ended
	September 26, 2003	September 27, 2002	September 26, 2003	September 27, 2002
Net sales:
USA	$14,937	$16,341	$43,172	$54,402
Europe	12,176	16,238	36,195	43,033
Asia	3,624	2,288	10,491	9,371

Subtotal	30,737	34,867	89,858	106,806
Intersegment elimination	(5,802)	(6,953)	(15,036)	(22,835)

Total	$24,935	$27,914	$74,822	$83,971

	Three Months Ended		Nine Months Ended
	September 26, 2003	September 27, 2002	September 26, 2003	September 27, 2002
Intersegment eliminations:
USA	$2,844	$2,972	$6,883	$10,972
Europe	2,958	3,981	8,153	11,863
Asia	—	—	—	—

Total	$5,802	$6,953	$15,036	$22,835

All intersegment sales are recorded at amounts consistent with prices charged to distributors, which are above cost.

	Three Months Ended		Nine Months Ended
	September 26, 2003	September 27, 2002	September 26, 2003	September 27, 2002
(Loss) income from operations:
USA	$(6,188)	$(7,262)	$(19,453)	$(17,589)
Europe	1,523	324	4,106	(5,159)
Asia	1,086	1,000	3,582	4,835

Subtotal	(3,579)	(5,938)	(11,765)	(17,913)
Intersegment elimination	70	276	741	(826)

Total	$(3,509)	$(5,662)	$(11,024)	$(18,739)

	September 26, 2003	December 31, 2002
Assets:
USA	$319,986	$273,492
Europe	52,110	59,067
Asia	11,843	13,825

Subtotal	383,939	346,384

Intersegment elimination	(258,910)	(214,151)

Total	$125,029	$132,233

(11)	Borrowings

The total outstanding borrowings are as follows (in thousands):

	September 26, 2003	December 31, 2002
Line of credit	$8,550	$2,450

Long-term debt current portion:
Industrial development bond	$165	$150
Term loan	—	10,350

Total long-term debt current portion	$165	$10,500

Long-term debt, less current portion—Industrial development bond	$3,925	$4,090

Subordinated debt	$10,000	$10,000

On August 20, 1996, the Company completed a $4.9 million variable rate industrial development bond financing of its Colorado facility. Interest on the bonds is payable monthly (the interest rate at September 26, 2003 was 1.1%). Principal payments are payable in semi-annual installments through August 2016. The bonds are collateralized by an irrevocable letter of credit issued by Wells Fargo Bank, N.A., established pursuant to the terms of a reimbursement agreement between the Company and Wells Fargo, that was further collateralized by a standby letter of credit issued by U.S. Bank in the amount of $1.2 million. At September 26, 2003, a total of $4.1 million was outstanding under the bonds. The terms of the reimbursement agreement require the Company to maintain specific levels of minimum tangible net worth and a fixed charge coverage ratio. The Company was not in compliance with these covenants at December 31, 2002.

On March 27, 2003, Wells Fargo sent a letter to the Company stating that it was in default of the minimum tangible net worth and fixed charge coverage ratio covenants in the reimbursement agreement, and provided the Company until April 26, 2003, to cure the default.

On May 2, 2003, Wells Fargo drew down the letter of credit held by U.S. Bank in the amount of $1.2 million and placed the cash in a restricted account. The Company obtained a waiver for the default from Wells Fargo, provided that the Company meets certain terms and conditions. The Company must remain in compliance with all other provisions of the reimbursement agreement. On or before September 30, 2003, the Company also must provide the Bank with evidence of a proposal from another bank to replace this letter of credit, or should a replacement letter of credit not be obtained on or before December 31, 2003, the Company has agreed to retire $1.2 million of the bonds using the restricted cash. The Company has provided Wells Fargo with a proposal to replace the letter of credit that Wells Fargo has advised the Company is satisfactory.

The restricted cash and related obligation to repay the letter of credit are included in the accompanying financial statements as current assets and obligations. The Company intends to obtain alternative financing for these obligations and does not intend to accelerate the payment on the underlying bonds, and as such, has included the amounts due related to the bonds as long-term obligations.

On August 17, 2001, the Company entered into a loan agreement with U.S. Bank totaling $41.5 million, in order to finance the acquisition of DTM. The financing arrangement consisted of a $26.5 million three-year revolving credit facility and $15 million 66-month commercial term loan. At September 26, 2003, a total of $8.6 million was outstanding under the revolving credit facility. The Company repaid the remaining balance of $9.6 million that was outstanding under the term loan on May 5, 2003. The interest rate at September 26, 2003 for the revolving credit facility was 9.5%. The interest rate is prime plus 5.25%. Pursuant to the terms of the agreement, U.S. Bank has received a first priority security interest in the Company’s accounts receivable, inventories, equipment and general intangible assets.

The following table sets forth the principal financial covenants and ratios in the Company’s loan agreement with U.S. Bank and whether the Company was in compliance with these covenants at December 21, 2002:

Covenant	Requirement	At December 31, 2002

Senior debt to EBITDA ratio	2.0:1	in compliance

Maximum leverage ratio	3.0:1	not in compliance

Fixed charge coverage ratio	1.25:1	not in compliance

Minimum tangible net worth	$23.0 million plus 50% of net income	not in compliance

Maximum annual capital expenditures	$7.5 million through 2002; $10.0 million thereafter	in compliance

Net income	Commencing on March 31, 2003, the Company must generate a profit	not in compliance

On May 1, 2003 the Company entered into “Waiver Agreement Number Two” with U.S. Bank whereby U.S. Bank waived all financial covenant violations at December 31, 2002 and March 31, 2003 as well as the events of default caused by the Company’s failure to timely submit audited financial statements and failure to make the March 31, 2003 principal payment of $5.0 million. The waiver required the Company to obtain additional equity investments of at least $9.6 million; to pay off the balance on the term loan of $9.6 million by May 5, 2003; to increase the applicable interest rate to prime plus 5.25%; and to pay a $150,000 waiver fee and all related costs of drafting the agreement. U.S. Bank also agreed to waive the Company’s compliance with each financial covenant in the loan agreement through June 30, 2003 assuming the Company subsequently satisfied certain conditions. On September 30, 2003, U.S. Bank extended the waiver through that date and provided the Company obtained a commitment letter from a qualified lending institution by October 31, 2003, to refinance all of the outstanding obligations with U.S. Bank, the maturity date would be extended to the earlier of November 30, 2003, or the expiration date of the commitment letter. In October 2003, the Company provided U.S. Bank with a preliminary commitment letter to refinance all of its outstanding obligations (Note 14 – Subsequent Events).

(12)	Severance and Other Restructuring Costs

On April 9, 2002, the Company eliminated approximately 10% of its total workforce. Further, on July 24, 2002, the Company substantially completed an additional reduction in workforce, which eliminated 109 positions out of its total workforce of 523 or approximately 20% of the total workforce. In connection with this reduction in force, the Company closed its existing office in Austin, Texas, which it acquired as part of its acquisition of DTM, as well as its sales office in Farmington Hills, Michigan. All costs incurred in connection with these restructuring activities are included as severance and other restructuring costs in the accompanying condensed consolidated statements of operations.

A summary of the severance and other restructuring costs accrual consists of the following (in thousands):

	December 31, 2002	Utilized	September 26, 2003
Severance costs (one-time benefits)	$245	$245	$—
Contract termination costs	552	489	63
Other associated costs	66	66	—

Total severance and other restructuring costs	$863	$800	$63

These amounts are included in accrued liabilities and are expected to be paid by October 2003. There have been no adjustments to the liability except for payments of amounts due under the restructuring plan.

In April 2003 and August 2003, the Company eliminated approximately 27 and 16 positions, respectively, from its workforce. The Company recorded severance expense of $0.3 million in April 2003 and $0.2 million in August 2003 in connection with these reductions.

(13)	Contingencies

3D Systems, Inc. vs. Aaroflex, et al. On January 13, 1997, the Company filed a complaint in U.S. District Court, Central District of California, against Aarotech Laboratories, Inc., Aaroflex, Inc. and Albert C. Young. Aaroflex is the parent corporation of Aarotech. Young is the Chairman of the Board and Chief Executive Officer of both Aarotech and Aaroflex. The original complaint alleged that stereolithography equipment manufactured by Aaroflex infringes six of the Company’s patents. In August 2000, two additional patents were added to the complaint. The Company seeks damages and injunctive relief from the defendants, who have threatened to sue the Company for trade libel. At September 26, 2003, the defendants had not filed such a suit.

Following decisions by the District Court and the Federal Circuit Court of Appeals on jurisdictional issues, Aarotech and Mr. Young were dismissed from the suit, and an action against Aaroflex is proceeding in the District Court. Motions for summary judgment by Aaroflex on multiple counts contained in the Company’s complaint and on Aaroflex’s counterclaims have been dismissed and fact discovery in the case has been completed. The Company’s motions for summary judgment for patent infringement and validity and Aaroflex’s motion for patent invalidity were heard on May 10, 2001. In February 2002, the court denied Aaroflex’s invalidity motions. On April 24, 2002, the court denied the Company’s motions for summary judgment on infringement, reserving the right to revisit on its own initiative the decisions following the determination of claim construction. The court also granted in part the Company’s motion on validity. On July 25, 2003, the court notified the Company that rulings on all patents in issue would be decided prior to September 30, 2003 and trial on any remaining unresolved issues following the rulings in this matter was rescheduled to November 12, 2003. The trial date has been set for February 3, 2004. The court has not issued any new rulings concerning any of the patents or the other trial issues.

DTM vs. EOS, et al. The plastic sintering patent infringement actions against EOS began in France (Paris Court of Appeals), Germany (District Court of Munich) and Italy (Regional Court of Pinerolo) in 1996. Legal actions in France, Germany and Italy are proceeding. EOS had challenged the validity of two patents related to thermal control of the powder bed in the European Patent Office. Both of those patents survived the opposition proceedings after the original claims were modified. One patent was successfully challenged in an appeal proceeding and in January 2002, the claims were invalidated. The other patent successfully withstood the appeal process and the infringement hearings were re-started. In October 2001, a German district court ruled the patent was not infringed, and this decision is being appealed. In November 2001, the Company received a decision of a French court that the French patent was valid and infringed by the EOS product sold at the time of the filing of the action and an injunction was granted against future sales of the product. EOS filed an appeal of that decision in June 2002. In France, the Court of Appeals has set the hearing date for March 30, 2004 to address EOS’ appeal of the lower court’s ruling that the asserted patent is not infringed. In February 2002, the Company received a decision from an Italian court that the invalidation trial initiated by EOS was unsuccessful and the Italian patent was held valid. The infringement action in a separate Italian court has now been recommenced and a decision is expected based on the evidence that has been submitted. In Italy, the trial court conducted a hearing on October 10, 2003 to consider the assertion of infringement by the EOS product.

In 1997, DTM initiated an action against Hitachi Zosen Joho Systems, the EOS distributor in Japan. In May 1998, EOS initiated two invalidation trials in the Japanese Patent Office attempting to have DTM’s patent invalidated on two separate bases. The Japanese Patent Office ruled in DTM’s favor in both trials in July 1998, effectively ruling that DTM’s patent was valid. In September 1999, the Tokyo District Court then ruled in DTM’s favor and granted a preliminary injunction prohibiting further importation and selling of the infringing plastic sintering EOS machine. In connection with this preliminary injunction, DTM was required to place 20 million yen, which is approximately $0.2 million, on deposit with the court towards potential damages that Hitachi might claim should the injunction be reversed. Based on the Tokyo District Court’s ruling, EOS then filed an appeal in the Tokyo High Court to have the rulings of the Japanese Patent Office revoked. On March 6, 2001, the Tokyo High Court ruled in EOS’ favor that the rulings of the Japanese Patent Office were in error. As a result, the Tokyo High Court found that Hitachi Zosen was not infringing DTM’s patent. These rulings were unsuccessfully appealed by DTM to the Tokyo Supreme Court. The Company amended the claims and the patent was reinstated in a corrective action in 2002 and no further challenges to the patent are pending in this matter.

Hitachi Zosen vs. 3D Systems, Inc. On November 25, 2002, 3D Systems was served with a complaint through the Japanese Consulate General from EOS’ Japanese distributor, Hitachi Zosen, seeking damages in the amount of 535,293,436 yen (approximately $4.5 million), alleging lost sales during the period in which DTM Corporation had an injunction in Japan prohibiting the sale of EOS EOSint P350 laser sintering systems. The Company filed an answer on March 11, 2003. A hearing in this matter was held on August 19, 2003. Following questions from the court, Hitachi Zosen was ordered to produce additional evidence and other materials and a further hearing was scheduled for October 9, 2003. The sixth preliminary hearing was conducted on October 9, 2003. The court requested additional briefing and set another hearing for December 8, 2003. The court also ruled that no liability is attributable to 3D for the actions of DTM’s Japanese distributor.

EOS vs. DTM and 3D Systems, Inc. In December 2000, EOS filed a patent infringement suit against DTM in the U.S. District Court, Central District of California. EOS alleges that DTM has infringed and continues to infringe certain U.S. patents that the Company license to EOS. EOS had estimated its damages to be approximately $27.0 million for the period from the fourth quarter of 1997 through 2002. In a press release dated August 26, 2003, EOS estimated its damages to be approximately $40.0 million, and asserted a claim of willful infringement which provides for treble damages at the discretion of the court. In April 2001, consistent with an order issued by the federal court in this matter, the Company was added as a plaintiff to the lawsuit. On October 17, 2001, the Company was substituted as a defendant in this action because DTM’s corporate existence terminated when it merged into the Company’s subsidiary, 3D Systems, Inc. on August 31, 2001. In February 2002, the court granted summary adjudication on the Company’s motion that any potential liability for patent infringement terminated with the merger of DTM into 3D Systems, Inc. Concurrently, the court denied EOS’ motion for a fourth amended complaint to add counts related to EOS’ claim that 3D Systems, Inc. is not permitted to compete in the field of laser sintering under the terms of the 1997 Patent License Agreement between 3D Systems, Inc. and EOS. 3D Systems, Inc. filed counterclaims against EOS for the sale of polyamide powders in the United States based on one of the patents acquired in the DTM acquisition. A motion by 3D Systems, Inc. for a preliminary injunction was denied by the court on May 14, 2002. The discovery cut off date was on January 20, 2003. On July 3, 2003, the court in this matter heard summary judgment motions by both parties.

On August 20, 2003, the trial court entered rulings on its Markman patent claims construction of certain phrases in the claims of the patents in suit and on the pending motions for summary judgment. The trial court granted EOS’ motion for summary judgment that certain DTM laser sintering machines infringed one claim of one of the patents exclusively licensed by the Company to EOS, and denied DTM’s motion that there was no infringement of any of the patents licensed to EOS. In connection with the Company’s counterclaim against EOS for the sale of polyamide powders in the United States, the trial court ruled that it was unable to construe one of the claim phrases in the patent, which ruling is a factual predicate for a potential ruling by the trial court that the patent is invalid. On the other pending motions for summary judgment, the court denied the Company’s motion for partial summary judgment on license agreement interpretation, denied DTM’s motion for partial summary judgment on EOS’ claim of willful infringement, denied the Company’s motion for partial summary judgment on validity of one of the patents acquired in the DTM acquisition and granted EOS’ motion for summary adjudication regarding DTM’s affirmative defenses of laches and estoppel.

On September 17, 2003, the trial court determined on its own initiative to stay both the August 20, 2003 rulings and the finding of patent infringement by DTM, pending a reconsideration of certain aspects of those earlier decisions. The court also vacated the trial date (previously scheduled for October 7, 2003) in order to give the parties the opportunity to submit additional briefs on issues identified by the court. These briefs were submitted on September 26, 2003. No new trial date has been set.

The initial ruling of infringement by certain of the DTM machines allows for a claim by EOS for damages for that infringement, which claim will be decided at trial if the ruling of infringement is not reversed by the district court judge who entered the ruling upon his self-initiated reconsideration or overturned on an interim appeal by the Federal Circuit. Any damages attributable to the infringement by certain DTM machines cannot at this time be estimated and will depend on other issues still to be determined at trial. Based on the court’s initial findings, the Company had anticipated the recognition of a charge to operations in the third quarter ended September 26, 2003 of approximately $1.1 million related to the write-off of capitalized legal fees and potentially an additional amount related to the write-off of other capitalized costs. However, based on the trial court’s decision to stay and reconsider its earlier rulings, the Company does not believe that it is more probable than not that the court’s rulings in this case will be adverse to the Company, and as such, the Company did not recognize a charge to operations in the third quarter. Any charge to operations will be dependent upon the trial court’s ultimate ruling following its reconsideration of these matters, the likely occurrence of an adverse outcome and the Company’s ability to reasonably estimate the financial impact of an adverse outcome. The ultimate outcome of the determination of damages could have a material adverse impact on the Company’s operations.

3D Systems, Inc. vs. AMES. In April 2002, the Company filed suit for patent infringement against Advanced Manufacturing Engineering Systems of Nevada, Iowa, in the U.S. District Court, Western District of Texas, for patent infringement related to AMES’ purchase and use of EOS powders in the Company’s SLS® system. On June 24, 2002, upon motion by the defendants, this matter was stayed pending trial of the EOS vs. DTM and 3D Systems, Inc. matter described immediately above. The Company has been informed that Ames is no longer in business, and the court dismissed this action without prejudice on July 23, 2003.

EOS GmbH Electro Optical Systems vs. 3D Systems, Inc. On January 21, 2003, the Company was served with a complaint that had been filed in May 2002 in Regional Court, Commerce Division, Frankfurt, Germany, seeking 1.0 million Euros for the alleged breach of a non-competition agreement entered into in 1997. The Company answered the complaint on April 25, 2003. On September 29, 2003 the court rejected in its entirety the complaint filed by EOS and ordered EOS to pay the costs of litigation.

Board of Regents, The University of Texas System and 3D Systems, Inc. vs. EOS GmbH Electro Optical Systems. On February 25, 2003, 3D Systems, along with the Board of Regents of the University of Texas, filed suit against EOS GmbH Electro Optical Systems in the U.S. District Court, Western District of Texas, seeking damages and injunctive relief arising from violation of U.S. Patents Nos. 5,597,589 and 5,639,070, which are patents relating to laser sintering which have been licensed by the University of Texas to the Company. On March 25, 2003, EOS filed its answer to the complaint, along with counterclaims including breach of contract and antitrust violations. Following a summary judgment hearing, the court on June 25, 2003 dismissed the anti-trust conspiracy counterclaims against the University of Texas. On July 21, 2003, EOS filed an amended antitrust counterclaim, in response to which 3D Systems filed a motion to strike on August 20, 2003. On October 17, 2003, the court struck one count of EOS’ anti-trust claims. Trial has been scheduled for June 2004.

Regent Pacific Management Corporation vs. 3D Systems Corporation. On June 11, 2003, Regent Pacific Management Corporation filed a complaint against the Company for breach of contract in the Superior Court of the State of California, County of San Francisco. Regent provided management services to the Company from September 1999 through September 2002. Regent alleges that the Company breached non-solicitation provisions in the Company’s contract with it by retaining the services of two Regent contractors following the termination of the contract. Regent seeks $0.8 million in liquidated damages together with reasonable attorney’s fees and costs. On August 13, 2003, the Company filed an answer generally denying Regent’s allegations.

E. James Selzer vs. 3D Systems Corporation (Case No. PC033145, Superior Court of the State of California, County of Los Angeles). On July 28, 2003, the Company was served with a complaint by its former chief financial officer, whose employment had been terminated on April 21, 2003. The complaint asserts breach of an alleged employment agreement on the basis that Mr. Selzer performed all conditions, covenants and promises required by him in accordance with the terms of the employment agreement and the Company failed to deliver various benefits under the employment agreement. The complaint also asserts breach of an alleged equipment rental/purchase agreement on the basis that the Company repudiated the existence of that agreement. Furthermore, the complaint asserts that Mr. Selzer is entitled to indemnification for his legal fees and expenses incurred as a result of the SEC’s inquiry into matters pertaining to the Company’s revenue recognition practices. In addition to declaratory relief, Mr. Selzer seeks actual compensatory and contractual damages, which he requested to be proven at trial, and various expenses, together with reasonable attorney’s fees and costs. The Company has moved to dismiss Mr. Selzer’s claims for reimbursement on jurisdictional grounds and to compel arbitration with respect to the other claims.

SEC Investigation. The Company previously reported on June 30, 2003 in its Annual Report on Form 10-K and subsequent periodic reports, that the Securities and Exchange Commission had commenced an inquiry into matters pertaining to its historical revenue recognition practices.

In addition, on May 6, 2003, the Company received a subpoena from the U.S. Department of Justice to provide certain documents to a grand jury investigating antitrust and related issues within the Company’s industry. The Company has been advised that it currently is not a target of the grand jury investigation, and the Company is complying with the subpoena.

At this time, the outcome of these contingencies cannot be estimated, and accordingly, under the guidance of SFAS No. 5, no amounts have been recorded.

(14)	Subsequent Events

SEC Subpoena. On October 20, 2003, the Company received a subpoena for documents from the SEC, stating that the agency is conducting a formal investigation of the Company pertaining to the Company’s historical revenue recognition practices. The Company continues to cooperate fully with the SEC and is complying with the subpoena.

U.S. Bank Agreement. On September 30, 2003, the Company entered into the Ninth Amendment of Loan and Security Agreement with U.S. Bank. The agreement extended U.S. Bank’s commitment to provide credit under the revolving credit facility through October 31, 2003 and reduced the available credit limit under the revolving credit facility to $8.8 million. U.S. Bank also agreed to waive all financial covenant defaults at September 30, 2003. The Ninth Amendment provides that if the Company obtained a commitment letter from a qualified lending institution by October 31, 2003 to refinance all of the outstanding obligations with U.S. Bank, the maturity date will be extended to the earlier of November 30, 2003, or the expiration date of the commitment letter. In connection with this amendment, the Company paid loan extension fees and legal fees of approximately $12,000.

On October 20, 2003, the Company accepted a preliminary commitment from Silicon Valley Bank for a credit facility of up to $12.0 million to replace the U.S. Bank revolving credit facility. U.S. Bank has advised the Company that the commitment letter is satisfactory to it, and accordingly, the maturity date of the loan is extended to November 28, 2003, the date the commitment letter terminates.

(15)	Restatement

Subsequent to the issuance of its September 27, 2002 consolidated quarterly financial statements, the Company’s management determined that certain sales transactions recorded in the three months and nine months ended September 27, 2002 did not meet all of the criteria required for revenue recognition under United States Generally Accepted Accounting Principles. Additionally, certain sales transactions, which previously had been recorded in prior periods, were restated and recognized in the three and the nine months ended September 27, 2002. The restated transactions affect the Company’s previously recorded amounts for sales, cost of sales and others as noted below. The consolidated financial statements as of and for the three months and nine months ended September 27, 2002 have been restated to correct the accounting for these transactions. A summary of the significant effects of the restatement is as follows:

	Three Months Ended		Nine Months Ended
	As Restated September 27, 2002	As Previously Reported September 27, 2002	As Restated September 27, 2002	As Previously Reported September 27, 2002
	(in thousands, except per share amounts)		(in thousands, except per share amounts)
Consolidated Statements of Operations
Sales	$27,914	$28,389	$83,971	$84,367
Cost of Sales	16,004	16,242	50,942	51,208
Gross profit	11,910	12,147	33,029	33,159
Research & development expenses	3,709	3,789	12,344	12,435
Total operating expenses	17,572	17,652	51,768	51,857
Loss from operations	(5,662)	(5,505)	(18,739)	(18,698)
Income tax expense (benefit)	(4,079)	(4,345)	(3,126)	(2,979)
Net (loss) income	(2,212)	(1,789)	854	748
Basic net income per share	(0.17)	(0.14)	0.07	0.06
Diluted net income per share	$(0.17)	$(0.14)	$0.06	$0.06

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1, and the cautionary statements and risk factors included in this Item 2 of this Report.

The forward-looking information set forth in this Report is as of the date of this filing, and we undertake no duty to update this information. More information about potential factors that could affect our business and financial results is included in the section in this Item 2 entitled “Cautionary Statement and Risk Factors.”

Recent Developments

Restatement

In connection with an investigation conducted by the Audit Committee of our Board of Directors as part of the fiscal 2002 audit which is discussed in detail in our Annual Report on Form 10-K filed on June 30, 2003, we have restated our previously issued financial statements for the three and nine months ended September 27, 2002. The restatements arose from the adjustments of certain income statement items which principally relate to the treatment and timing of revenue recognition of a small percentage of total equipment sales transactions. The effect of the adjustments for the three months ended September 27, 2002 is to decrease our previously reported third quarter 2002 consolidated revenues from $28.4 million to $27.9 million, increase net loss from $1.8 million to $2.2 million and increase diluted net loss per share from $0.14 to $0.17. The effect of the adjustments for the nine months ended September 27, 2002 is to decrease our previously reported consolidated revenues from $84.4 million to $84.0 million, increase net income from $0.7 million to $0.9 million. Diluted net income per share remained at $0.06.

Unless otherwise expressly stated, all financial information in this Report is presented inclusive of these income statement changes and other adjustments. The reconciliation of previously reported amounts to the amounts currently being reported is presented in Note 15 of the accompanying Notes to Condensed Consolidated Financial Statements in this Report.

Our revenue recognition policy consists of the following criteria:

•	persuasive evidence of an arrangement must exist;

•	the machine has shipped to the customer and title and risk of ownership have passed to the buyer;

•	sales contracts may not include contingencies;

•	the sales price is fixed or determinable; and

•	collectibility of the sale must be reasonably assured.

As a result of the investigation by the Audit Committee, we discovered that some transactions in 2002, 2001 and 2000 did not satisfy all criteria of our revenue recognition policy because the transaction involved one or more of the following issues:

•	the lack of pervasive evidence of a binding agreement;

•	a verbal side agreement;

•	customer inducements were given in exchange for shipment requests to a storage facility;

•	customer acceptance clauses were included in purchase orders for leasing companies;

•	payment terms were due after installation or delivery and not after shipment;

•	the machine had not shipped to the customer; and

•	title and risk of ownership had not passed to the customer.

At the direction of the Audit Committee, we have implemented changes to our financial organization and enhanced our internal controls in response to the issues identified in the investigation and to better assure compliance with our revenue recognition policy. Please refer to Item 4 of this Report for a discussion of changes to our internal controls and procedures.

Changes in Senior Management

In September 2003, Abraham N. Reichental became our Chief Executive Officer and President, and a director of our company, following the resignation of Brian K. Service in August 2003. Mr. Reichental previously was employed for more than five years by Sealed Air Corporation, a global manufacturer of food, protective and specialty packaging materials. Most recently, Mr. Reichental was corporate officer and vice president and general manager of Sealed Air’s Shrink Packaging Division.

In response to recommendations of the Audit Committee, in April 2003 we terminated the employment of our Chief Financial Officer. The Audit Committee determined that senior members of the finance department had recorded revenue in 2002, 2001 and 2000 with respect to transactions that did not meet the requirements for revenue recognition under our policies or under generally accepted accounting principles. In March 2003, we retained a new Vice President, Finance and in August 2003, we retained an Interim Chief Financial Officer. In July 2003, we retained a Director of Internal Audit and a Manager of External Reporting, and during this same period added five members to our finance and accounting group worldwide.

Related Parties

On May 5, 2003, we sold 2,634,016 shares of our Series B Convertible Preferred Stock, at a price of $6.00 per share, for aggregate consideration of $15.8 million. The preferred stock accrues dividends, on a cumulative basis, at 8% per share (which, subject to certain conditions, can increase to 10%), which along with rights upon liquidation shall be paid in preference to Series A Convertible Preferred Stock (which is reserved for issuance in connection with our Shareholders’ Rights Plan) and any other stock that ranks junior to the Series B Convertible Preferred Stock. Dividends are payable semi-annually, on the sixth month and the twelfth month anniversary of the date of issuance. The dividends are cumulative to the extent not declared and paid by our Board of Directors. In addition, the preferred stock is voted equally with our common stock and is convertible at any time at the shareholders option on a 1:1 basis into approximately 2,634,016 shares of common stock. The stock is redeemable at our option after the third anniversary date. We must redeem any shares of preferred stock outstanding on the tenth anniversary date. The redemption price is $6.00 per share plus accrued and unpaid dividends. We covenanted to register the resale by the shareholders of the shares of common stock into which the shares of Series B Preferred Stock convert. If the registration statement is not declared effective by the SEC before May 5, 2004, the dividend rate increases to 10%. Messrs. Loewenbaum, Service and Hull, the Chairman of our Board of Directors, then Chief Executive Officer and Chief Technology Officer, respectively, purchased an aggregate of $1.5 million of the Series B Convertible Preferred Stock. Additionally, Clark Partners I, L.P., a New York limited partnership, purchased $5.0 million of the Series B Convertible Preferred Stock. Kevin Moore, a member of our Board of Directors, is the president of the general partner of Clark Partners I, L.P. In connection with the offering, Houlihan Lokey Howard & Zukin rendered its opinion that the terms of the offering were fair to us from a financial point of view. A special committee of our Board of Directors, composed entirely of disinterested independent directors, approved the offer and sale of the Series B Convertible Preferred Stock and recommended the transaction to our Board of Directors. Our Board of Directors also approved the transaction, with interested Board members not participating in the vote.

At June 27, 2003, we had a remaining note receivable totaling $45,232, including accrued interest, from Charles W. Hull, our director and executive officer, pursuant to the 1996 Stock Incentive Plan. The loan was used to purchase shares of our common stock at the fair market value on the date of purchase. Pursuant to the terms of the note and related transaction documents, on July 11, 2003, we retired Mr. Hull’s note in exchange for 6,031 shares of our common stock.

On August 8, 2003, Brian K. Service resigned from his position as our Chief Executive Officer and as a member of our Board of Directors. Mr. Service will receive aggregate payments of approximately $300,000 payable through January 2004. Mr. Service will continue as our employee for a 24-month term to assist with various clients and transactions, for which he will be paid an additional $188,000.

Effective August 8, 2003, Charles W. Hull, our co-founder, Chief Technical Officer and a director, was named Interim Chief Executive Officer and served until September 19, 2003 when Abraham N. Reichental was appointed as Chief Executive Officer and President.

Overview

General

We develop, manufacture and market worldwide solid imaging systems designed to reduce the time it takes to produce three-dimensional objects. Our products produce physical objects from the digital output of solid or surface data from computer aided design and manufacturing and related computer systems, and include SLA® systems, SLS® systems and ThermoJet® solid object printers.

SLA® systems use our proprietary stereolithography technology, which we refer to as SL, an additive solid imaging process which uses a laser beam to expose and solidify successive layers of photosensitive resin until the desired object is formed to precise specifications in epoxy or acrylic resin. SLS® systems utilize a process called laser sintering, which we refer to as LS, which uses laser energy to sinter powdered material to create solid objects from powdered materials. LS and SL-produced parts can be used for concept models, engineering prototypes, patterns and masters for molds, consumable tooling, and short-run manufacturing of final product, among other applications. ThermoJet® and InVision™ solid object printers employ ink jet technology to build models in successive layers using our proprietary thermoplastics and photosensitive resins. These printers, about the size of an office copier, are network-ready and are designed for operation in engineering and design office environments. ThermoJet® and InVision™ printer output can be used as patterns and molds, and when combined with other secondary processes such as investment casting, can produce parts with representative end-use properties.

Our customers include major corporations in a broad range of industries including service bureaus and manufacturers of automotive, aerospace, computer, electronic, consumer and medical products and no single customer represents more than 3% of our total revenue. Our revenues are generated by product (machine and related materials) and service sales. Product sales are comprised of sales of systems and related equipment, materials, software and other component parts, as well as rentals of systems. Service and warranty sales include revenues from a variety of on-site maintenance services and customer training.

Since the second quarter of 2001, sales of our systems have been adversely impacted by overall economic conditions and increased demand resulting from more affordable machines, particularly those offered by some of our competitors. In addition, the competitiveness of our high-end systems has declined primarily due to a lack of new product introductions. In response, we plan to renew our system product line, starting with the launch of the affordable InVision™ printer in the fourth quarter of 2003.

We continue to expand the range of applications for our systems by developing new materials such as aluminum, hard steel, flame retardant nylon (for commercial aerospace applications) and additional functional plastics. In the third quarter of 2003, we introduced LaserForm™ A-6 hard steel for tooling and metal part applications and Amethyst resin for jewelry applications.

In an effort to better align our expenses with our anticipated revenue, in 2002 and 2003 we implemented several reductions in force. In April 2002, we reduced our cost structure by implementing an approximate 10% reduction in workforce worldwide. In the third quarter of 2002, we closed our existing facilities in Austin, Texas, and Farmington Hills, Michigan, and we reduced our workforce by an additional 20% or 109 employees. As a result of these activities, we recorded charges of $1.6 million and $2.7 million in the quarters ended June 28, 2002 and September 27, 2002, respectively. In April 2003, we further reduced our workforce by 6.2%, or 27 employees in the United States, and in August 2003, by 3.9%, or 16 employees, worldwide. We recorded a $0.3 million charge for the April 2003 reduction in the second quarter of 2003 and a $0.2 million charge for the August 2003 reduction in the third quarter of 2003. We expect to realize annual cost savings in salaries and employee benefits of approximately $9.6 million, of which $5.8 million has been realized through September 26, 2003 from these reductions.

Since 1990, we served as the exclusive worldwide distributor (except for Japan) of photosensitive liquid resins for stereolithography produced by Vantico, Inc. In addition, we also engaged in the joint research and development of resins with Vantico. In August 2001, we received a six-month notice of termination of our Distribution Agreement with Vantico. The agreements were terminated at the request of Vantico in order to allow Vantico to assume distribution of materials directly. Thereafter, also in August 2001, we sent to Vantico a notice of termination of our Research and Development Agreement. We both disputed the continuing obligations of the other party following the termination of these agreements. In March 2002, we reached a settlement agreement with Vantico which provided for the termination of the Distribution Agreement and the Research and Development Agreement and the payment by Vantico to us of $22 million, which was satisfied by the delivery to us of 1.55 million shares of our common stock in April 2002. Following the termination of these agreements, we increased our focus on internally developing resins for use with our SLA® systems. In September 2001, we acquired RPC Ltd., an independent supplier of stereolithography resins, which has enabled us to begin to manufacture our own resins and solicit customers to transition from Vantico material to RPC material.

The aggregate purchase price for RPC was $5.5 million, of which $2.2 million was paid in cash at the time of closing, $2.0 million was paid in 2002 and the balance was due October 2003. We currently are negotiating payment terms with the selling parties in an effort to satisfy this obligation over time. The balance is denominated in Swiss Francs and the carrying value as of September 26, 2003 was $1.5 million.

Results of Operations

The following table sets forth, for the periods indicated, the percentage relationship of certain items from our statements of operations to total sales:

	Three Months Ended		Nine Months Ended
	September 26, 2003	September 27, 2002 (as restated)	September 26, 2003	September 27, 2002 (as restated)
Sales:
Products	63.9%	66.6%	65.1%	67.8%
Services	36.1%	33.4%	34.9%	32.2%
Total sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (as a percentage of related sales):
Products	54.3%	50.1%	54.9%	54.5%
Services	71.7%	71.8%	76.6%	73.7%
Total cost of sales	60.6%	57.3%	62.4%	60.7%

Gross profit	39.4%	42.7%	37.6%	39.3%
Selling, general and administrative expenses	44.5%	39.9%	42.1%	41.8%
Research and development expenses	8.1%	13.3%	9.6%	14.7%
Severance and other restructuring	0.9%	9.8%	0.6%	5.2%
Loss from operations	(14.1)%	(20.3)%	(14.7)%	(22.3)%
Interest and other expense, net	(1.6)%	(2.3)%	(3.0)%	(2.4)%
Gain on arbitration settlement	—	—	—	22.0%
Provision for (benefit from) income taxes	0.3%	(14.6)%	1.5%	(3.7)%
Net (loss) income	(16.0)%	(7.9)%	(19.3)%	1.0%

The following table sets forth, for the periods indicated, total sales attributable to each of our major products and services groups, the period to period changes in each of these categories in both dollars and percentage terms, and the percentage of sales of each category of total sales (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	September 26, 2003	September 27, 2002	Change.		September 26, 2003	September 27, 2002	Change
Products:
SLA® systems and related equipment	$5,422	$6,427	$(1,005)	(15.6)%	$15,504	$18,565	$(3,061)	(16.5)%
SLS® systems and related equipment	1,574	2,598	(1,024)	(39.4)%	6,273	9,601	(3,328)	(34.7)%
Solid object printers	614	377	237	62.9%	1,214	1,493	(279)	(18.7)%

Total systems	7,610	9,402	(1,792)	(19.1)%	22,991	29,659	(6,668)	(22.5)%
Materials	7,727	7,215	512	7.1%	23,201	23,716	(515)	(2.2)%
Other	603	1,970	(1,367)	(69.4)%	2,494	3,583	(1,089)	(30.4)%

Total products	15,940	18,587	(2,647)	(14.2)%	48,686	56,958	(8,272)	(14.5)%

Services:
Maintenance	8,645	8,865	(220)	(2.5)%	25,036	25,461	(425)	(1.7)%
Other	350	462	(112)	(24.2)%	1,100	1,552	(452)	(29.1)%

Total services	8,995	9,327	(332)	(3.6)%	26,136	27,013	(877)	(3.2)%

Total sales	$24,935	$27,914	$(2,979)	(10.7)%	$74,822	$83,971	$(9,149)	(10.9)%

Products:
SLA® systems and related equipment	21.7%	23.0%			20.7%	22.1%
SLS® systems and related equipment	6.3%	9.3%			8.4%	11.4%
Solid object printers	2.5%	1.4%			1.6%	1.8%
Total systems	30.5%	33.7%			30.7%	35.3%
Materials	31.0%	25.8%			31.0%	28.2%
Other	2.4%	7.1%			3.4%	4.3%

Total products	63.9%	66.6%			65.1%	67.8%

Services:
Maintenance	34.7%	31.7%			33.4%	30.3%
Other	1.4%	1.7%			1.5%	1.8%

Total services	36.1%	33.4%			34.9%	32.2%

Total sales	100.0%	100.0%			100.0%	100.0%

Segments are reported by geographic sales regions. We operate in one business segment and in three geographic regions. Our geographic segments include our administrative, sales, service and manufacturing operations in the United States and sales and service offices in the European Community (France, Germany, the United Kingdom, Italy and Switzerland) and in Asia (Japan, Hong Kong and Singapore).

We evaluate performance based on several factors, of which the primary financial measure is operating income. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 3 of the accompanying Notes to Condensed Consolidated Financial Statements in this Report, with the exception of the allocation of corporate expenses.

Summarized financial information concerning our reportable segments is shown in the following table (in thousands):

	Three Months Ended				Nine Months Ended
	September 26, 2003	September 27, 2002	Change		September 26, 2003	September 27, 2002	Change
Sales:
U.S. operations	$12,093	$14,342	$(2,249)	(15.7)%	$36,289	$43,429	$(7,140)	(16.4)%
European operations	9,218	11,284	(2,066)	(18.3)%	28,042	31,171	(3,129)	(10.0)%
Asian/Pacific operations	3,624	2,288	1,336	58.4%	10,491	9,371	1,120	12.0%

Total sales	24,935	27,914	(2,979)	(10.7)%	74,822	83,971	(9,149)	(10.9)%
Cost of sales:
U.S. operations	8,446	8,851	(405)	(4.6)%	26,419	28,247	(1,828)	(6.5)%
European operations	4,674	6,137	(1,463)	(23.8)%	14,732	18,159	(3,427)	(18.9)%
Asian/Pacific operations	1,992	1,016	976	96.1%	5,574	4,536	1,038	22.9%

Total cost of sales	15,112	16,004	(892)	(5.6)%	46,725	50,942	(4,217)	(8.3)%

Gross profit	$9,823	$11,910	$(2,087)	(17.5)%	$28,097	$33,029	$(4,932)	(14.9)%

THREE MONTHS ENDED SEPTEMBER 26, 2003 COMPARED TO

THE THREE MONTHS ENDED SEPTEMBER 27, 2002

Revenues

Systems sales decreased by $1.8 million in the three months ended September 26, 2003 as compared to the three months ended September 27, 2002, of which $1.5 million is due to volume and $0.3 million due to lower average prices. The decrease in the volume is the result of increased competition in our industry, particularly resulting from more affordable alternative machines and the decline in competitiveness of our high-end systems primarily due to a lack of new product introductions. The decrease in the average price is due to a shift in our sales mix from higher-end systems to lower-end systems.

Materials revenue increased by $0.5 million in the three months ended September 26, 2003 as compared to the three months ended September 27, 2002, which represents an increase of $1.0 million due to volume and a decrease of $0.5 million due to average price. The volume increase reflects the larger installed base of machines for which we supply material. The average price decrease is the result of competitive price pressure and marketing campaigns undertaken to maintain or enhance our position in the market place.

Other products revenue decreased by $1.4 million in the three months ended September 26, 2003 as compared to the three months ended September 27, 2002, which is due to the license fee revenue earned from the license arrangement with Sony Corporation of $1.0 million in 2002 and a reduction of $0.4 million in earned royalty and license fees.

Service revenue decreased by $0.3 million in the three months ended September 26, 2003 as compared to the three months ended September 27, 2002, which is due to a reduction in the number of systems under service and warranty contracts during the period. Our average revenue per service contract was consistent between periods.

System orders and sales may fluctuate on a quarterly basis as a result of a number of factors, including world economic conditions, fluctuations in foreign currency exchange rates, acceptance of new products and the timing of product shipments. Due to the price of certain systems and the overall low unit volumes, the acceleration or delay of shipments of a small number of higher-end systems from one period to another can significantly affect our results of operations for the quarters involved.

The U.S. and European operating regions experienced a decrease in revenue of $ 2.2 million or 15.7% and 2.1 million or 18.3%, respectively, for the third quarter of 2003 as compared to the third quarter of 2002. The decrease is related to the decrease in volume of systems sold and the lower average system price resulting from the shift in our sales mix as noted above. The Asia/Pacific operating region experienced an increase of $1.3 million or 58.4% in revenue. The increase is due to the expansion of presence in Asia, where we opened a regional sales office in Japan and the sale of a number of machines in Thailand, an area in which we did not have significant sales in the third quarter of 2002.

Gross Profit

Gross profit was $9.8 million in the third quarter of 2003, a decline of $2.1 million or 17.5%, compared to $11.9 million in the prior year third quarter. Our gross profit margin was 39.4% versus 42.7% in the prior year. $1.3 million of this decline is attributable to the sales shortfall versus the prior year. The remaining $0.8 million variance is due to the contraction in our overall gross margin rate. This contraction was primarily driven by the shift in our sales mix from higher-end to lower-end systems. To a lesser extent, lower average selling prices for our materials resulting from competitive price pressure and related marketing campaigns undertaken to maintain or enhance our position in the marketplace also contributed to the rate decline. Service margins were relatively consistent from year to year.

Selling, General and Administrative

Selling, general and administrative expenses were $11.1 million for the third quarter of 2003 and the third quarter of 2002. Within selling, general and administrative expenses, payroll expenses decreased $0.6 million due to the effects of the reduction in work force in the second and third quarters of 2003 and 2002 and lower commissions on sales. Advertising, marketing and travel expenses, and outside consultant fees also decreased $0.7 million due to cost cutting procedures put in place to control costs. Depreciation expense also decreased $0.2 million. These decreases were offset by an increase in bonus expense of $0.8 million incurred in the staffing of executive positions and an increase of $0.7 million in legal and professional fees.

Research and Development

Research and development expenses in the third quarter of 2003 decreased to $2.0 million or 8.1% of sales compared to $3.7 million or 13.3% of sales in the third quarter of 2002. The decrease in research and development expenses is due to closure of the research and development facility in Austin, Texas, and consolidation of this activity in other locations, and the reduction in the workforce for research and development during the second and third quarters of 2003 and 2002.

Severance and Other Restructuring Costs

Severance and other restructuring costs decreased $2.5 million or 91.8%. The costs recorded in the third quarter of 2002 reflect the costs of closing the facility in Austin, Texas, and the reduction in the workforce of 109 employees. During the third quarter of 2003, we further reduced our workforce by 17 employees.

Loss from Operations

Loss from operations was $3.5 million or 14.1% of revenue for the third quarter of 2003 and $5.7 million or 20.3% of revenue for the third quarter of 2002. The decrease is due to the decline in revenue and changes in costs and expenses discussed above.

Interest and Other Expenses

Interest and other expense, net for the third quarter of 2003 was $0.4 million compared to interest and other expense, net of $0.6 million in the third quarter of 2002. The decreased expense in the third quarter of 2003 reflects lower interest costs associated with a lower debt level in the third quarter of 2003, partially offset by an increase in our interest rate. Interest expense for the third quarter of 2003 was $0.5 million, a reduction of $0.2 million from 2002.

Income Taxes

For the third quarter of 2003, our income tax provision was $0.1 million primarily for foreign operations, compared to a tax benefit of $4.1 million in the third quarter of 2002. The tax benefit in 2002 was the result of operating losses in the quarter, net of the gain recorded on the Vantico settlement, which produced a net operating loss carry forward (NOL) for the quarter. This NOL was reserved in the fourth quarter of 2002.

NINE MONTHS ENDED SEPTEMBER 26, 2003 COMPARED TO

THE NINE MONTHS ENDED SEPTEMBER 27, 2002

Revenues

Systems sales decreased by $6.7 million in the nine months ended September 26, 2003 as compared to the nine months ended September 27, 2002, of which $6.0 million is due to volume and $0.7 million is due to lower average prices. The decrease in the volume is the result of increased competition in our industry, particularly resulting from more affordable alternative machines and the decline in competitiveness of our high-end systems primarily due to a lack of new product introductions. The decrease in the average price is due to a shift in our sales mix from higher-end systems to lower-end systems.

Materials revenue decreased by $0.5 million in the nine months ended September 26, 2003 as compared to the nine months ended September 27, 2002, which represents an increase of $0.8 million due to volume and a decrease of $1.3 million due to average price. The volume increase reflects the larger installed base of machines for which we supply material. The average price decrease is the result of competitive price pressure and marketing campaigns undertaken to maintain or enhance their position in the market place.

Other products revenue decreased by $1.1 million in the nine months ended September 26, 2003 as compared to the nine months ended September 27, 2002, which is due to the license fee revenue earned from the license arrangement with Sony Corporation of $1.0 million in 2002 and a reduction of $0.1 million in earned royalty and license fees.

Service revenue decreased by $0.9 million in the nine months ended September 26, 2003 as compared to the nine months ended September 27, 2002, which is due to a reduction in the average revenue per service contract for the period. The number of machines covered under maintenance or warranty contracts during the first nine months of 2003 and 2002 remained consistent.

Our U.S. and European operating regions experienced a decrease in revenue of $7.1 million or 16.4% and $3.1 million, or 10.0%, respectively, in the first three quarters of 2003 and 2002. The decrease is related to the decline in volume of systems sold and the lower average system price resulting from the shift in our sales mix as noted above. The Asia/Pacific operating region experienced an increase of $1.1 million or 12.0% in revenue. The increase is due to the expansion of presence in Asia, where we opened a regional sales office in Japan.

Gross Profit

Gross profit was $28.1 million for the nine months ended September 26, 2003, a decline of $4.9 million or 14.9%, compared to $33.0 million for the nine months ended September 27, 2002. Our gross profit margin was 37.6% versus 39.3% in the prior year. $3.6 million of this decline is attributable to the sales shortfall versus the prior year. The remaining $1.3 million variance is due to the contraction in our overall gross margin rate. This contraction was primarily driven by the shift in our sales mix from higher-end to lower-end systems. To a lesser extent, lower average selling prices for our materials resulting from competitive price pressure and related marketing campaigns undertaken to maintain or enhance our position in the marketplace also contributed to the rate decline. Service margins were relatively consistent from year to year.

Selling, General and Administrative

Selling, general and administrative expenses decreased $3.6 million or 10.3% for the first three quarters of 2003 from the first three quarters of 2002. The decrease is due to a reduction in payroll, commissions and benefit costs of $2.4 million as a result of cost savings achieved from a reduction in workforce and other restructuring activities during the second and third quarters of 2002 and 2003, a reduction in travel, advertising and marketing related expenses of $1.8 million and a decrease of $3.4 million for external consultants, recruiting expenses, depreciation, occupancy costs and other expenses. These decreases were partially offset by an increase in employee benefit costs related to health insurance of $0.7 million, an increase of $0.9 million in bonus expense incurred in the staffing of certain executive positions and an increase of $2.4 million in legal and accounting fees.

Research and Development

Research and development expenses for the first three quarters of 2003 decreased $5.2 million or 41.8% of sales as compared to the first three quarters of 2002. The decrease in research and development expenses is primarily due to closure of the research and development facility in Austin, Texas, and consolidation of this activity in other locations. Additionally, we reduced the workforce for research and development during the second and third quarters of 2003 and 2002.

Severance and Other Restructuring Costs

Severance and other restructuring costs decreased $3.9 million or 89.1%. The costs recorded in the first three quarters of 2002 reflect the costs of closing the facility in Austin, Texas, and the reduction in the workforce of approximately 170 employees. During the first three quarters of 2003, we further reduced our workforce by 26 employees.

Loss from Operations

Operating loss for the first three quarters of 2003 decreased $7.7 million or 41.1% from the first three quarters of 2002. The decrease is due to the decline in revenue and changes in costs and expenses discussed above.

Interest and Other Expense

Interest and other expense, net for the third quarter of 2003 was $2.3 million compared to interest and other expense, net of $2.0 million in the third quarter of 2002. The increased expense in the third quarter of 2003 reflects higher interest rates on our debt and additional loan costs for U.S. Bank as a result of obtaining the required waivers of default.

Income Taxes

For the third quarter of 2003, our income tax provision was $1.1 million, primarily for foreign operations, compared to a tax benefit of $3.1 million in the third quarter of 2002. The tax benefit in 2002 was the result of continuing operating losses for the year, net of the gain recorded on the Vantico settlement, which produced a net operating loss carry forward (NOL). This NOL was completely reserved in the fourth quarter of 2002.

LIQUIDITY AND CAPITAL RESOURCES

	September 26, 2003	December 31, 2002
	(in thousands)
Cash and cash equivalents	$5,681	$2,279
Working capital deficit	(4,433)	(8,608)

	Nine Months Ended
	September 26, 2003	September 27, 2002 (as restated)
	(in thousands)
Cash used in operating activities	$(1,907)	$(5,430)
Cash used in investing activities	(5,457)	(7,921)
Cash provided by financing activities	10,801	7,597

We increased our cash balances as of September 26, 2003 to $5.7 million from $2.3 million at December 31, 2002. The increase is due to the collections on accounts receivable of $9.9 million, net borrowings against our line of credit of $6.1 million and proceeds from a preferred stock issuance in the second quarter of 2003 of $15.2 million, net of issuance costs. This cash was consumed in operations by our net operating loss of $14.4 million, which is offset by non-cash expenses of $9.7 million for depreciation, amortization and non-cash compensation expenses, to pay down accounts payable of $3.3 million and accrued liabilities of $1.5 million and recognition of deferred revenues of $1.7 million. Additionally, we used cash to repay $10.5 million of debt and $4.9 million for patent defense and legal fees.

Net cash used in operating activities in the first nine months of 2003 was $1.9 million, as a result of the net loss of $14.4 million, offset by collections on accounts receivable and payments of accounts payable. Our accounts receivable balances at September 26, 2003 and September 27, 2002 were $18.5 million and $30.2 million, respectively, net of allowance accounts.

Collections on accounts receivable during the first nine months of 2003 and 2002 were $84.0 million and $92.2, respectively. We turned our average accounts receivable balance approximately 4.3 times and 3.3 times for the respective periods in 2003 and 2002. We continue to implement a strategy to collect the outstanding balances and have decreased our consolidated Days Sales Outstanding by approximately 18 days, from 86 days to 68 days. We also have reduced the balance and number of accounts in the over 90 day category by approximately 63% during the first three quarters of 2003. The cash collected during the period was used to fund operations and to pay down accounts payable of $3.3 million and accrued liabilities of $1.5 million for sales commissions and royalties. Additionally, we made payments in excess of $1.0 million to outside professionals relating to the audit committee investigation and the completion of the 2002 audit.

Our inventory balances at September 26, 2003 and September 27, 2002 were $12.7 million and $15.9 million, respectively, net of reserves for obsolete inventory and valuation reserves. Our inventory turn for the first three quarters of 2003 was 4.8 times as compared to 4.2 times for the first three quarters of 2002. We continue to build finished goods inventory based on forecasted sales, which allows us to meet our demand without experiencing long lead times for delivery.

Net cash used in investing activities during the first nine months of 2003 totaled $5.5 million. The cash used primarily relates to additions to licenses and patents of $4.9 million for legal defense and new patent filings. Equipment purchases of $0.6 million were primarily for machinery and equipment used in operations and replacement of aged computer equipment.

Net cash provided by financing activities during the first nine months of 2003 totaled $10.8 million and primarily reflects $15.8 million, net of issuance costs of $0.6 million, raised through the issuance of preferred stock and borrowings from the line of credit of $6.1 million. The cash generated from the issuance of stock was used to pay down the term loan of $10.5 million with U. S. Bank. The remaining cash will be used to support operations and satisfy current obligations.

GOING CONCERN

The condensed consolidated financial statements have been prepared assuming we will continue as a going concern. We incurred operating losses totaling $14.4 million and $21.4 million for the nine months ended September 26, 2003 and the year ended December 31, 2002, respectively, and have an accumulated deficit in earnings of $35.8 million at September 26, 2003.

These factors raise substantial doubt about our ability to continue as a going concern. As of September 26, 2003, we had cash balances of $5.7 million and $0.3 million was available under a bank line of credit to meet current obligations. In addition to requiring working capital to fund our ongoing operations, we will require funds to meet the outstanding obligation of approximately $1.5 million owed to the RPC warrant holders and approximately $0.2 million for debt service on the Colorado facility bonds. We currently are exploring payment options with the RPC warrant holders which would allow us to satisfy this obligation as a term obligation. We continue to incur legal defense fees with respect to the ongoing legal proceedings of approximately $0.5 million per month which we expect to continue through the end of 2003. We also are obligated to replace our existing line of credit by November 28, 2003. Failure to obtain replacement financing from an acceptable lender will cause the amount under the line of credit of $8.55 million to become immediately due. We have received a preliminary commitment from Silicon Valley Bank to provide a line of credit facility for a total of $12.0 million to replace the U.S. Bank line of credit. Management also is considering alternative financing sources. Additionally, management intends to pursue a program to improve our operating performance and to continue cost saving programs. However, we cannot assure you that we will succeed in accomplishing any or all of these initiatives.

On August 20, 2003, in the patent infringement suit pending in the California federal court filed by EOS GmbH Electro Optical Systems of Planegg, Germany, which we refer to as EOS, against DTM Corporation, which we refer to as DTM, and 3D Systems, the trial court ruled that it was unable to construe one of the claim phrases of one of the patents which we had asserted against EOS in one of our patent infringement actions, which ruling is a factual predicate for a potential ruling by the trial court that the patent is invalid. In addition, in the same action, the court ruled that certain DTM laser sintering machines infringed one of the patents licensed by us to EOS. On September 18, 2003, the trial court determined on its own initiative to stay both the August 20, 2003 rulings and the finding of patent infringement by DTM, pending a reconsideration of certain aspects of those earlier decisions. The court also vacated the trial date (previously scheduled for October 7, 2003) in order to give the parties the opportunity to submit additional briefs on issues identified by the court.

Any damages attributable to a ruling of infringement cannot at this time be estimated and will depend on other issues still to be determined at trial. EOS asserts that damages will be approximately $40.0 million, and has asserted a claim of willful infringement, which provides for treble damages at the discretion of the court. The ultimate outcome of the determination of damages could have a material adverse impact on our operations.

We cannot assure you that over the next 12 months or thereafter we will generate funds from operations or that capital will be available from external sources such as debt or equity financings or other potential sources to fund future operating costs, debt service obligations, any damages that may be awarded in the EOS litigation and capital requirements. Our operations are not currently profitable. Our ability to continue operations is uncertain if we are not successful in obtaining outside funding. Management intends to continue raising additional capital to fund operations. The lack of additional capital resulting from the inability to generate cash flow from operations or raise equity or debt financing would force us to substantially curtail or cease operations and would, therefore, have a material adverse effect on our business. Further, we cannot assure you that any necessary funds, if available, will be available on attractive terms or that they will not have a significantly dilutive effect on our existing shareholders.

The accompanying consolidated financial statements do not include any adjustments relating to the recoverability or classification of asset carrying amounts or the amounts and classification of liabilities that may result should we be unable to continue as a going concern.

On August 20, 1996, we completed a $4.9 million variable rate industrial development bond financing of our Colorado facility. Interest on the bonds is payable monthly (the interest rate at September 26, 2003 was 1.1%). Principal payments are payable in semi-annual installments through August 2016. The bonds are collateralized by an irrevocable letter of credit issued by Wells Fargo Bank, N.A., established pursuant to the terms of a reimbursement agreement between us and Wells Fargo, that was further collateralized by a standby letter of credit issued by U.S. Bank in the amount of $1.2 million. At September 26, 2003, a total of $4.1 million was outstanding under the bonds. The terms of the reimbursement agreement require us to maintain specific levels of minimum tangible net worth and a fixed charge coverage ratio. We were not in compliance with these covenants at December 31, 2002.

On March 27, 2003, Wells Fargo sent a letter to us stating that we were in default of the fixed charge coverage ratio and minimum tangible net worth covenants of the reimbursement agreement relating to the letter of credit. The bank provided us until April 26, 2003, to cure these defaults.

On May 2, 2003, Wells Fargo drew down a letter of credit in the amount of $1.2 million which was held as partial security under the reimbursement agreement relating to the letter of credit underlying the bonds and placed the cash in a restricted account. In a letter dated June 16, 2003, we obtained a waiver for the default from Wells Fargo, provided that we meet certain terms and conditions. We must remain in compliance with all other provisions of the reimbursement agreement for this letter of credit. If a replacement letter of credit is not obtained on or before December 31, 2003, we agreed to retire $1.2 million of the bonds using the restricted cash.

On August 17, 2001, we entered into a loan agreement with U.S. Bank totaling $41.5 million, in order to finance the acquisition of DTM. The financing arrangement consisted of a $26.5 million three-year revolving credit facility and $15 million 66-month commercial term loan. At September 26, 2003, a total of $8.6 million was outstanding under the revolving credit facility. We repaid the remaining balance of $9.6 million that was outstanding under the term loan on May 5, 2003. The interest rate at September 26, 2003 for the revolving credit facility was 9.5%. The interest rate is the prime rate plus 5.25%. Pursuant to the terms of the agreement, U.S. Bank has received a first priority security interest in our accounts receivable, inventories, equipment and general intangible assets.

At December 31, 2002, we were not in compliance with our financial covenants in the loan agreement. On May 1, 2003, we entered into “Waiver Agreement Number Two” with U.S. Bank whereby U.S. Bank waived all financial covenant violations at December 31, 2002 and March 31, 2003 as well as the events of default caused by our failure to timely submit audited financial statements and failure to make the March 31, 2003 principal payment of $5.0 million. The agreement required us to obtain additional equity investments of at least $9.6 million; to pay off the balance on the term loan of $9.6 million by May 5, 2003; to increase the applicable interest rate to prime plus 5.25%; and to pay a $0.2 million waiver fee and all related costs of drafting the waiver. U.S. Bank also agreed to waive our compliance with each financial covenant in the loan agreement through June 30, 2003, assuming we subsequently satisfied certain conditions. On September 30, 2003, U.S. Bank extended the waiver through that date and, provided we obtained a commitment letter from a qualified lending institution by October 31, 2003 to refinance all of the outstanding obligations with U.S. Bank, the maturity date would be extended to the earlier of November 30, 2003, or the expiration date of the commitment letter. In October 2003, we received a preliminary commitment letter from Silicon Valley Bank for a line of credit facility up to $12.0 million. Any credit facility will be subject to completion by Silicon of its due diligence and other customary closing conditions. The sole financial covenant contemplated by the commitment letter is minimum tangible net worth, and it is proposed at a level we historically have satisfied and anticipate being able to satisfy going forward.

On May 5, 2003, we sold 2,634,016 shares of our Series B Convertible Preferred Stock at a price of $6.00 per share for aggregate consideration of $15.8 million. The preferred stock accrues dividends, on a cumulative basis, at 8% per share and is convertible at any time into approximately 2,634,016 shares of common stock. The stock is redeemable at our option at any time after the third anniversary date. We must redeem any shares of preferred stock outstanding on the tenth anniversary date. The redemption price is equal to $6.00 per share plus accrued and unpaid dividends. Net proceeds to us from this transaction were $15.2 million. We applied $9.6 million of these proceeds to pay down our term loan and used the remainder for working capital.

We lease certain facilities under non-cancelable operating leases expiring through December 2006. The leases are generally on a net-rent basis, whereby we pay taxes, maintenance and insurance. Leases that expire are expected to be renewed or replaced by leases on other properties. Rental expense for the three months and nine months ended September 26, 2003 and September 27, 2002 aggregated $2.0 million and $2.1 million for each period, respectively.

The future contractual payments at December 31, 2002 are as follows (in thousands):

Contractual Obligations	2003	2004	2005	2006	2007	Later Years	Total
Line of credit (a)	$2,450	$—	$—	$—	$—	$—	$2,450

Term loan (b)	10,350	—	—	—	—	—	10,350

Industrial development bond	150	165	180	200	220	3,325	4,240

Subordinated debt	—	—	—	10,000	—	—	10,000

Operating leases	2,949	2,599	1,723	1,518	738	—	9,527

Total	$15,899	$2,764	$1,903	$11,718	$958	$3,325	$36,567

(a)	At September 26, 2003, our line of credit obligation was $8.6 million.
(b)	On May 5, 2003, we completely repaid this term loan.

In addition to the foregoing contractual commitments, in connection with the acquisition of RPC, we guaranteed the value of an aggregate of 264,900 shares of common stock underlying warrants issued to the former RPC shareholders. Pursuant to the terms of the warrant agreements and these guaranty rights, on September 19, 2003 each warrant holder tendered that holder’s warrant to us in exchange for the right to receive a cash payment equal to $5.95 multiplied by the number of shares underlying that holder’s warrant. The aggregate payment owing under the terms of the warrants is equal to approximately $1.5 million and was payable on October 19, 2003. We currently are negotiating payment terms with the respective parties to attempt to satisfy this obligation over time. The balance is denominated in Swiss Francs and the carrying value as of September 26, 2003 was $1.5 million.

We have agreed to maintain an effective registration statement with respect to the resale of certain shares of our common stock that we sold in private placement transactions. We are not in compliance with these obligations. In one transaction, we are obligated to pay liquidated damages in an aggregate amount of approximately $100,000 per month commencing July 15, 2003 and continuing until an effective registration statement is available for use by the shareholders.

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

In the event we are unable to generate cash flow and achieve our estimated cost savings, we will need to aggressively seek additional debt or equity financing and other strategic alternatives. However, recent operating losses, our declining cash balances, our historical stock performance, the ongoing inquiries into certain matters relating to our revenue recognition and the general economic downturn may make it difficult for us to attract equity investments or debt financing or strategic partners on terms that are deemed favorable to us. If our financial condition continues to worsen and we are unable to attract equity or debt financing or other strategic transactions, we may become insolvent or be forced to declare bankruptcy.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make critical accounting estimates that directly impact our condensed consolidated financial statements and related disclosures. Critical accounting estimates are estimates that meet two criteria: (1) the estimates require that we make assumptions about matters that are highly uncertain at the time the estimates are made; (2) there exist different estimates that could reasonably be used in the current period, or changes in the estimates used are reasonably likely to occur from period to period, both of which would have a material impact on the presentation of the financial condition or our results of our operations. On an on-going basis, we evaluate our estimates, including those related to the allowance for doubtful accounts, income taxes, inventory, goodwill, intangible and other long-lived assets, contingencies and revenue recognition. We base our estimates and assumptions on historical experience and on various other assumptions we believe reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

We believe that our allowance for doubtful accounts is a critical accounting estimate because it is susceptible to change and dependent upon events that may or may not occur, and because the impact of recognizing additional allowance for doubtful accounts may be material to the assets reported on our balance sheet and our results of operations.

Income taxes. The provisions of SFAS No. 109, “Accounting for Income Taxes,” require a valuation allowance when, based on currently available information and other factors, it is more likely than not that all or a portion of the deferred tax asset will not be realized. SFAS No. 109 provides that an important factor in determining whether a deferred tax asset will be realized is whether there has been sufficient income in recent years and whether sufficient income is expected in future years in order to utilize the deferred tax asset. Forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence, such as cumulative losses in recent years. The existence of cumulative losses in recent years is an item of negative evidence that is particularly difficult to overcome. At September 26, 2003, the unadjusted net book value before valuation allowance of our deferred tax assets totaled approximately $25.3 million, which principally was comprised of net operating loss carry-forwards and other credits. During the nine months ended September 26, 2003 and during our 2002 fourth quarter-end, we recorded a valuation allowance of approximately $6.7 million and $12.9 million, respectively, against our net deferred tax assets, which was in addition to the approximate $5.7 million allowance previously recorded. We intend to maintain a valuation allowance until sufficient evidence exists to support our reversal. Also, until an appropriate level of profitability is reached, we do not expect to recognize any domestic tax benefits in future periods.

We believe that our determination to record a valuation allowance to reduce our deferred tax assets is a critical accounting estimate because it is based on an estimate of future taxable income in the United States, which is susceptible to change and dependent upon events that may or may not occur, and because the impact of recording a valuation allowance may be material to the assets reported on our balance sheet and our results of operations. The determination of our income tax provision is complex due to operations in numerous tax jurisdictions outside the United States, which are subject to certain risks, which ordinarily would not be expected in the United States. Tax regimes in certain jurisdictions are subject to significant changes, which may be applied on a retroactive basis. If this were to occur, our tax expense could be materially different than the amounts reported. Furthermore, as explained in the preceding paragraph, in determining the valuation allowance related to deferred tax assets, we adopt the liability method as required by SFAS No. 109, “Accounting for Income Taxes.” This method requires that we establish a valuation allowance if, based on the weight of available evidence, in our judgment it is more likely than not that the deferred tax assets may not be realized.

Inventory. Inventories are stated at the lower of cost or net realizable market value, cost being determined on the first-in, first-out method. Reserves for slow moving and obsolete inventories are provided based on historical experience and current product demand. Our reserve for slow moving and obsolete inventory was $2.4 million and $1.9 million at September 26, 2003 and December 31, 2002, respectively. We evaluate the adequacy of these reserves quarterly. There were no inventories consigned to a sales agent at September 26, 2003, and inventories consigned to a sales agent at December 31, 2002 were $0.1 million. Our determination of the allowance for inventory obsolescence is subject to change because it is based on management’s current estimates of required reserves and potential adjustments.

We believe that the allowance for inventory obsolescence is a critical accounting estimate because it is susceptible to change and dependent upon events that may or may not occur, and because the impact of recognizing additional obsolescence reserves may be material to the assets reported on our balance sheet and results of operations.

Goodwill, intangible and other long-lived assets. We have applied SFAS No. 141, “Business Combinations,” in our allocation of the purchase prices of DTM Corporation and RPC Ltd. The annual impairment testing required by SFAS No. 142, “Goodwill and Other Intangible Assets,” requires us to use our judgment and could require us to write down the carrying value of our goodwill and other intangible assets in future periods. SFAS No. 142 requires companies to allocate their goodwill to identifiable reporting units, which then are tested for impairment using a two-step process detailed in the statement. The first step requires comparing the fair value of each reporting unit with its carrying amount, including goodwill. If that fair value exceeds the carrying amount, the second step of the process is not necessary and there are no impairment issues. If that fair value does not exceed that carrying amount, companies must perform the second step that requires an allocation of the fair value of the reporting unit to all assets and liabilities of that unit as if the reporting unit had been acquired in a purchase business combination and the fair value of the reporting unit was the purchase price. The goodwill resulting from that purchase price allocation is then compared to its carrying amount with any excess recorded as an impairment charge.

Upon implementation of SFAS No. 142 in January 2002 and again in the fourth quarter of 2002, we concluded that the fair value of our reporting units exceeded their carrying value and accordingly, as of that date, there were no goodwill impairment issues. We are required to perform a valuation of our reporting unit annually, or upon significant changes in our business environment.

We evaluate long-lived assets other than goodwill for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset are less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value.

We believe that our determination not to recognize an impairment of goodwill, intangible or other long-lived assets is a critical accounting estimate because it is susceptible to change, dependent upon estimates of the fair value of our reporting units, and because the impact of recognizing an impairment may be material to the assets reported on our balance sheet and our results of operations.

Contingencies. We account for contingencies in accordance with SFAS No. 5, “Accounting for Contingencies.” SFAS No. 5 requires that we record an estimated loss from a loss contingency when information available prior to issuance of our financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Accounting for contingencies such as legal and income tax matters requires us to use our judgment. At this time we cannot reasonably estimate our contingencies, and accordingly, under the guidance of SFAS No. 5, no contingency has been recorded.

Revenue recognition. Persuasive evidence of a sales arrangement exists upon execution of a written sales agreement that constitutes a fixed and legally binding commitment for the buyer and us. Revenues from the sale of systems and related products are recognized upon shipment or when services are performed, provided that both title and risk of loss have passed to the customer and collection is reasonably assured. Sales transactions generally include equipment, software license, warranty, training and installation. We allocate and record revenue in these transactions based on vendor specific objective evidence that has been accumulated through historic operations, which, in most cases, is the price charged for the deliverable when sold separately. If fair value for all deliverables cannot be determined, we will use the residual method to determine the amount of the consideration to be allocated to the deliverable items. The process of allocating the revenue involves some management judgments. Management evaluates the value the delivered item has to the customer on a stand alone basis, the objective and reliable evidence of fair value and the customer’s right of return relative to the delivered item. Revenues from services are recognized at the time of performance. We provide end-users with maintenance under a warranty agreement for up to one year and defer a portion of the revenues at the time of sale based on the relative fair value of those services. After the initial warranty period, we offer these customers optional maintenance contracts; revenue related to these contracts is deferred and recognized ratably, on a straight-line basis, over the period of the contract. Our systems are sold with licensed software products that are integral to the operation of the systems. These software products are not sold or licensed separately.

Certain of our sales prior to 2003 were made through a sales agent to customers where substantial uncertainty exists with respect to collection of the sales price. The substantial uncertainty is generally a result of the absence of a history of doing business with the customer and uncertain political environment in the country in which the customer does business. For these sales, we record revenues based on the cost recovery method, which requires that the sales proceeds received are first applied to the carrying amount of the asset sold until the carrying amount has been recovered; thereafter, all proceeds are credited to sales.

We require payment in full for all contracts on a net 30 days policy, payable as a 10% deposit at the time the contract is signed, 70% prior to shipment and 20% net 30 days. Customers with favorable credit profiles may receive net 30 day terms for the contract amount based on creditworthiness. Creditworthiness is determined based on an evaluation of each customer’s financial condition. New customers are required to complete a credit application and provide references, credit checks and bank information to facilitate an analysis of creditworthiness. To reduce credit risk in connection with systems sales we may, depending upon the circumstances, require significant deposits prior to shipment and may retain a security interest in the system until fully paid. We often require international customers to furnish letters of credit.

Recent Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 replaces Emerging Issues Task Force (“EITF”) Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 did not have a material impact on our results of operations or financial condition.

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation it has undertaken in issuing the guarantee. FIN 45 also requires guarantors to disclose certain information for guarantees, beginning December 31, 2002. Our obligations as guarantor are immaterial. Our financial statements contain the required disclosures.

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 establishes standards on the classification and measurement of financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. We do not have any financial instruments to be accounted for under this pronouncement.

In May 2003, the EITF issued EITF Issue No. 00-21 “Revenue Arrangements with Multiple Deliverables” (Issue 00-21). Issue 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities and how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. Issue 00-21 is effective for revenue arrangements entered into in fiscal periods after June 15, 2003. The adoption of Issue 00-21 did not have a material effect on our results of operations or financial condition since our historical accounting for multiple deliverables was consistent with Issue 00-21.

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

At December 31, 2002, our independent auditors’ report, dated June 20, 2003, includes an explanatory paragraph relating to substantial doubt as to our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from this uncertainty. We experienced significant operating losses in the first three quarters of 2003, each quarter of fiscal 2002 and in preceding years. At September 26, 2003, our working capital deficit was $4.4 million and our accumulated deficit in earnings was $35.8 million. At that date, we had total borrowings of $22.6 million, including $8.6 million outstanding under our line of credit, $4.0 million related to our industrial development bonds, $10.0 million of subordinated debentures and $15.8 million of Series B Convertible Preferred Stock outstanding. In addition, we have an outstanding obligation of approximately $1.5 million payable on October 19, 2003 in connection with our guarantee of the value of shares of our common stock underlying warrants issued in connection with an acquisition. We have failed to meet our financial covenants under our bank agreements and continue to operate under those agreements pursuant to waivers issued by our lenders.

We are primarily reliant on cash generated from operations and external financing arrangements to meet our cash requirements. At September 26, 2003, we had unrestricted cash and cash equivalents of $5.7 million. In order to preserve cash, we have reduced expenditures for capital projects, research and development, and in our corporate infrastructure, any of which may have a material adverse affect on our future operations. Further reductions in our cash balances could require us to make more significant reductions in our operations, which could have a further material adverse impact on our future operations. We cannot assure you that we can generate sufficient cash from operations and realize our anticipated cost savings in order to allow us to continue as a going concern. In the event we are unable to generate cash flow adequate to meet our operating needs and other financial obligations and achieve our estimated cost savings, we will need to aggressively seek additional debt or equity financing and other strategic alternatives. However, recent operating losses, our declining cash balances, our historical stock performance, the ongoing inquiries into certain matters relating to our revenue recognition, ongoing patent litigation actions and the general economic downturn may make it difficult for us to attract equity investments or debt financing or strategic partners on terms that are deemed favorable to us or at all. If we are unable to obtain financing on terms acceptable to us or at all, we will not be able to accomplish any or all of our initiatives and could be forced to cease operations or seek protection from our creditors under the U.S. Bankruptcy Code or analogous state statutes.

If we do not refinance all of our obligations under our line of credit by November 28, 2003, we will be in default, and our lenders may require us immediately to repay our borrowings.

We have obtained waivers to our obligations under our line of credit with U.S. Bank to satisfy the maximum leverage ratio, fixed charge coverage ratio, minimum tangible net worth and net income covenants. These covenants require that we maintain a maximum leverage ratio of 3:1, a fixed charge coverage ratio of 1.25:1, minimum tangible net worth of $23.0 million plus 50% of net income and net income commencing on March 31, 2003.

U.S. Bank waived our compliance with these financial covenants for each quarter of this year has extended the maturity date of the loan to November 28, 2003. Another leader also waived compliance with similar covenants, provided that we remain in compliance with all other provisions of a reimbursement agreement. The waiver extends through December 31, 2003. Provided that if we do not obtain a letter of credit to replace this lender on or before December 31, 2003, we agree to retire $1.2 million of our industrial development bonds through the use of restricted cash. If we are unable to negotiate and execute definitive loan documents to refinance all of our U.S. Bank obligations by November 28, 2003, we will need to raise additional capital through debt or equity financing to pay off the bank loan or we will be in default. An event of default would permit our lenders to declare all amounts borrowed from them to be due and payable, together with accrued and unpaid interest. Moreover, these lenders would have the option to terminate any obligation to make further extensions of credit under these instruments. If we are unable to repay debt to our lenders, these lenders could proceed against our assets.

Our debt level could adversely affect our financial health and affect our ability to run our business.

As of September 26, 2003, our debt was $22.6 million, of which $8.6 million was current borrowings, $10.0 million related to convertible instruments and $4.0 related to our industrial development bonds. In addition, we had $15.8 million of Series B Convertible Preferred Stock which is mandatorily redeemable in 2013. This level of debt could have important consequences to you as a holder of shares. Below we have identified for you some of the material potential consequences resulting from this significant amount of debt:

•	We may be unable to obtain additional financing for working capital, capital expenditures, acquisitions and general corporate purposes.

•	Our ability to adapt to changing market conditions may be hampered. We may be more vulnerable in a volatile market and at a competitive disadvantage to our competitors that have less debt.

•	Our operating flexibility is more limited due to financial and other restrictive covenants, including restrictions on incurring additional debt, creating liens on our properties, making acquisitions and paying dividends.

•	We are subject to the risks that interest rates and our interest expense will increase.

•	Our ability to plan for, or react to, changes in our business is more limited.

Under certain circumstances, we may be able to incur additional indebtedness in the future. If we add new debt, the related risks that we now face could intensify.

Our balance sheet contains several categories of intangible assets totaling $69.8 million that we may be required to write off or write down based on impairment of certain assets and our future performance, which may adversely impact our future earnings and our stock price.

As of September 26, 2003, we had $20.7 million of unamortized intangible assets, consisting of licenses, patents and other intellectual property and certain expenses that we amortize over time. Any material impairment to any of these items could reduce our net income and may adversely affect the trading price of our common stock. On August 20, 2003, in the patent infringement suit pending in the California federal court filed by EOS GmbH Electro Optical Systems, which we refer to as EOS, against DTM Corporation, which we refer to as DTM, and 3D Systems, the trial court ruled that it was unable to construe one of the claim phrases of one of the patents which we had asserted against EOS in one of our patent infringement actions, which ruling is a factual predicate for a potential ruling by the trial court that the patent is invalid. In addition, in the same action, the court ruled that certain DTM laser sintering machines infringed one of the patents licensed by us to EOS. On September 17, 2003, the trial court determined on its own initiative to stay both the August 20, 2003 rulings and the finding of patent infringement by DTM, pending a reconsideration of certain aspects of those earlier decisions. The court also vacated the trial date (previously scheduled for October 7, 2003) in order to give the parties the opportunity to submit additional briefs on issues identified by the court. If the court reinstates its August 20, 2003 rulings, we would anticipate recognizing a charge to operations in the quarter in which the reinstatement occurs related to the write-off of capitalized legal fees and other costs. We do not, at this time, feel that it is more probable than not that these ruling s will be reinstated and do not deem it appropriate under Statement of Financial Accounting Standard (“SFAS”) No. 5, “Accounting for Contingencies,” to record any charges at this time. Any charge to operations will be dependent upon the trial court’s ultimate ruling following its reconsideration of these matters, the likely occurrence of an adverse outcome and our ability to reasonably estimate the financial impact of an adverse outcome. The ultimate outcome of the determination of damages could have a material adverse impact on our operations.

At September 26, 2003, we had $44.7 million in goodwill capitalized on our balance sheet. In June 2001, the Financial Accounting Standards Board issued SFAS No. 142 “Goodwill and Other Intangible Assets,” which requires, among other things, the discontinuance of the amortization of goodwill and certain other intangible assets that have indefinite useful lives, and the introduction of impairment testing in its place. Under SFAS No. 142, goodwill and some indefinite-lived intangibles will not be amortized into results of operations, but instead will be tested for impairment at least annually, with impairment being measured as the excess of the carrying value of the goodwill or intangible asset over its fair value. In addition, goodwill and intangible assets will be tested more often for impairment as circumstances warrant, and may result in write-downs of some of our goodwill and indefinite-lived intangibles. Accordingly, we could, from time to time, incur impairment charges, which will be recorded as operating expenses and will reduce our net income and adversely affect our operating results.

At September 26, 2003, we had approximately $4.4 million related to a license fee prepaid in 1999 related to the solid object printer machine platform included under license and patent costs, net, in our financial statements. The amortization of this intangible is based on the number of solid object printer units sold. If future sales of the solid object printer machine platforms do not increase, then a more rapid rate of amortization of this balance will be required relative to the number of units sold which will have an adverse effect on our operating results.

We are carrying $3.4 million of model-related inventory and tooling costs and have vendor commitments for a solid object printer machine platform, and an additional $0.7 million relating to inventory and vendor commitments, which if we write down, could reduce our gross margins.

We have $3.4 million of inventory, tooling costs and vendor commitments related to a solid object printer machine platform. Any write-down of our inventory or tooling costs associated with the development and production of a new solid object printer machine platform due to obsolescence will reduce our gross margins in the period in which the write-down occurs. We have accumulated inventory and tooling costs in the process of our development of a new solid object printer system. Changes to the bill of material for this system as a result of design validation testing, or abandonment of the new platform because of adverse market studies, may render this inventory and tooling obsolete and cause us to write down these assets. Additionally, we continue to carry inventory and have vendor commitments related to an existing solid object printer model totaling $0.7 million, which if not sold, also could become obsolete and increase any potential write-down.

The mix of products we sell could cause significant quarterly fluctuations in our gross margins and net income.

We continuously expand our product offerings, including our materials, and work to increase the number of geographic markets in which we operate and the distribution channels we use in order to reach our various target markets and customers. This variety of products, markets and channels results in a range of gross margins and operating income which can cause substantial quarterly fluctuations depending upon the mix of product shipments from quarter to quarter. We may experience significant quarterly fluctuations in gross margins or net income due to the impact of the mix of products, channels or geographic markets utilized from period to period. More recently, our mix of products sold has reflected increased sales of our lower-end systems, which have reduced gross margins as compared to high-end SLA® systems. If this trend continues over time, we may experience lower average gross margins and returns.

We may be subject to product liability claims, which could result in material expense to us, diversion of management time and attention and damage to our business reputation.

Products as complex as those we offer may contain undetected defects or errors when first introduced or as enhancements are released that, despite our testing, are not discovered until after the product has been installed and used by customers. This could result in delayed market acceptance of the product or damage to our reputation and business. We attempt to include provisions in our agreements with customers that are designed to limit our exposure to potential liability for damages arising from defects or errors in our products. However, the nature and extent of these limitations vary from customer to customer, and it is possible that these limitations may not be effective as a result of unfavorable judicial decisions or laws enacted in the future. The sale and support of our products entails the risk of product liability claims. Any product liability claim brought against us, regardless of its merit, could result in material expense to us, diversion of management time and attention and damage to our business reputation and ability to retain existing customers or attract new customers.

Operations

Political and economic events and the uncertainty resulting from them may have a material adverse effect on our markets and our operating results.

The terrorist attacks that took place in the United States on September 11, 2001, along with the U.S. military campaigns against terrorism in Iraq, Afghanistan and elsewhere and continued violence in the Middle East have created many economic and political uncertainties, some of which may materially harm our business and revenues. The disruption of our business as a result of these events, including disruptions and deferrals of customer purchasing decisions, had an immediate adverse impact on our business. Since September 11, 2001, some economic commentators have indicated that spending on capital equipment of the type that we sell has been weaker than spending in the economy as a whole, and many of our customers are in industries that also are viewed as under-performing the overall economy, such as the automobile and telecommunication industries. The long-term effects of these events on our customers, the market for our common stock, the markets for our services and the U.S. economy as a whole are uncertain. The consequences of any additional terrorist attacks, or any expanded-armed conflicts are unpredictable, and we may not be able to foresee events that could have an adverse effect on our markets or our business.

We face significant competition in many aspects of our business, which could cause our revenues and gross margins to decline.

The competition in our industry could cause us to reduce sales prices or incur additional marketing or related costs of production, which could result in decreased revenues, increased costs and reduced margins. We compete for customers with a wide variety of producers of equipment for models, prototypes and other three-dimensional objects as well as producers of materials and services for this equipment. Some of our existing and potential competitors are researching, designing, developing and marketing other types of competitive equipment, materials and services. Many of these competitors have financial, marketing, manufacturing, distribution and other resources substantially greater than ours.

In connection with our cost containment efforts, we have reduced the number of employees engaged in our research and development efforts. We have not introduced any significant product advances in our SLA® and SLS® systems in this year or in 2002 or 2001. These factors may have negatively affected our ability to compete effectively. A continued reduction in our research and development efforts attributable to these systems, or any reduction in our research and development efforts generally, could affect our ability to compete effectively. The existence of competitors extends the purchase decision time as customers investigate the alternative products and solutions. In addition, in June 2002, we entered into a license agreement with Sony Corporation under which we license to Sony certain of our patents for use in the manufacture and sale of stereolithography in North America (the United States, Canada and Mexico). Sony is an extremely large and sophisticated corporation with substantial resources and we anticipate that it will aggressively compete in all aspects of our stereolithography business.

We also expect future competition may arise from the development of allied or related techniques for equipment and materials that are not encompassed by our patents, from the issuance of patents to other companies that inhibit our ability to develop certain products and from the improvement to existing material and equipment technologies. We have determined to follow a strategy of continuing product development and aggressive patent prosecution to protect our position to the extent practicable. We cannot assure you that we will be able to maintain our current position in the field or continue to compete successfully against current and future sources of competition.

If we do not keep pace with technological change and introduce new products, we may lose revenue and demand for our products.

We are affected by rapid technological change, changes in user and customer requirements and preferences, frequent new product and service introductions embodying new technologies and the emergence of new standards and practices, any of which could render our existing products and proprietary technology and systems obsolete. We believe that our future success will depend on our ability to deliver products that meet changing technology and customer needs. We believe sales of our SLA® and SLS® systems have declined in part because we have not introduced any significant advances in these products this year or in 2002 or 2001. To remain competitive, we must continually enhance and improve the functionality and features of our products, services and technologies. Our success will depend, in part, on our ability to:

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

We have incurred and may continue to incur substantial expense protecting our patents and proprietary rights, which we believe are critical to our success. This expense could have a material adverse effect on our results of operations, liquidity and financial condition and could cause significant fluctuations in our quarterly operating results.

We regard our copyrights, service marks, trademarks, trade secrets, patents and similar intellectual property as important to our success. Third parties may infringe or misappropriate our proprietary rights, and we intend to pursue enforcement and defense of our patents and other proprietary rights. We have incurred, and may continue to incur, significant expenses in preserving our proprietary rights, and these costs could have a material adverse effect on our results of operations, liquidity and financial condition and could cause significant fluctuations in our operating results from quarter to quarter.

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

We currently are involved in several patent infringement actions, both as plaintiff and as defendant. At September 26, 2003, we had capitalized $13.3 million in legal costs related to various litigation. If our patent litigation is not settled favorably, we would need to write off legal costs, which would have a significant negative impact on our financial results. Our ability to fully protect and exploit our patents and proprietary rights could be adversely impacted by the level of expense required for intellectual property litigation.

We, as successor to DTM, currently are involved in intellectual property litigation, the outcome of which could materially and adversely affect our results of operations and liquidity.

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

On August 20, 2003, the trial court entered rulings on its Markman patent claims construction of certain phrases in the claims of the patents in suit and on the pending motions for summary judgment. The trial court granted EOS’ motion for summary judgment that certain DTM laser sintering machines infringed one claim of one of the patents exclusively licensed by us to EOS, and denied DTM’s motion that there was no infringement of any of the patents licensed to EOS. In connection with our counterclaim against EOS for the sale of polyamide powders in the United States, the trial court ruled that it was unable to construe one of the claim phrases in the patent, which ruling is a factual predicate for a potential ruling by the trial court that the patent is invalid. On September 17, 2003, the trial court determined on its own initiative to stay the August 20, 2003 rulings and the finding of patent infringement by DTM, pending a reconsideration of certain aspects of those earlier decisions.

We cannot estimate whether the court will enforce its initial rulings, and if so, the amount of any damages. EOS asserts damages of approximately $40.0 million, and has asserted a claim of willful infringement, which provides for treble damages at the discretion of the trial court. In light of the court’s initial rulings, we anticipated recognizing a charge to operations in the first three quarters ended September 26, 2003 of approximately $1.1 million related to the write-off of capitalized legal fees and potentially an additional amount related to the write-off of other capitalized costs. However, based on the trial court’s decision to reconsider its earlier rulings, we did not recognize a charge to operations in the first three quarters. Any charge to operations in future periods will be dependent in part upon the trial court’s ultimate decision following its reconsideration of its initial rulings. The ultimate outcome of the determination of damages could have a material adverse impact on our operations. Our inability to favorably resolve the claims subject to this action or to prevail in any related litigation also could result in findings of infringement of our licensed patents. Additionally, one EOS patent is asserted which, if found valid and infringed, could preclude the continued development and sale of certain of our laser sintering products that incorporate the intellectual property that is the subject of the patent. We may become obligated to pay substantial monetary damages for past infringement. Regardless of the outcome of these actions, we will continue to incur significant related expenses and costs that could have a material adverse effect on our business and operations. Furthermore, these actions could involve a substantial diversion of the time of some members of management. The failure to preserve our laser sintering intellectual property rights and the costs associated with these actions could have a material adverse effect on our results of operations, liquidity and financial condition and could cause significant fluctuations in operating results from quarter to quarter.

The investigation initiated by the SEC may lead to charges or penalties and may adversely affect our business.

If any government inquiry or other investigation leads to charges against us, we likely will be harmed by negative publicity, the costs of litigation, the diversion of management time and other negative effects, even if we ultimately prevail. The SEC has commenced an investigation into matters pertaining to our revenue recognition practices and has issued a subpoena to us requesting documents. This matter is pending and continues to require management attention and resources. Any adverse finding by the SEC may lead to significant fines and penalties and limitations on our activities and may harm our relationships with existing customers and impair our ability to attract new customers.

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

We have experienced significant turnover in personnel, including senior executives, which could cause delays in completing our business initiatives and negatively affect our customer relationships.

We have experienced substantial turnover in our employees, including our Chief Executive Officer and other senior members of our executive, finance, accounting and sales departments and currently are operating under an acting chief financial officer. This turnover is a result of several factors, including the duration and outcome of our audit committee investigation, reductions in our workforce and the closure of our Austin facility. The departure of senior management, including the resignation of Brian Service from the position of Chief Executive Officer, and other key personnel may cause delays in completing our business initiatives and adversely impact the organization’s institutional knowledge regarding key policies, significant contracts and agreements, and other key facts. Many of these departed employees had significant experience with our business and industry, as well as relationships with many of our existing and potential sources of financing, large stockholders, customers, suppliers, employees and strategic partners. It will take substantial time for new employees to develop an in-depth understanding of our business and to form significant relationships with our customers and partners. In addition, the reductions in workforce may lead to reduced employee morale and productivity, increased attrition and difficulty retaining existing employees and recruiting future employees, and a perception of instability, any of which could adversely affect our operating results.

We depend on a single or limited number of suppliers for multiple components used in our systems. If these relationships terminate, our business may be disrupted while we locate an alternative supplier and our expenses may increase temporarily.

We subcontract for the manufacture of material laser sintering components, powdered sintering materials and accessories from several single-source third-party suppliers. There are several potential suppliers of the material components, parts and subassemblies for our stereolithography products. However, we currently use only one or a limited number of suppliers for several of the critical components, parts and subassemblies, including our lasers, materials and certain ink jet components. Our reliance on a single or limited number of vendors involves many risks including:

•	shortages of some key components,

•	product performance shortfalls, and

•	reduced control over delivery schedules, manufacturing capabilities, quality and costs.

If any of our suppliers suffers business disruptions or financial difficulties, or if there is any significant change in the condition of our relationship with the supplier, our costs of goods sold may increase and we may be unable to quickly obtain these key components from alternative sources. While we believe we can obtain all of the components necessary for our products from other manufacturers, any new supplier will need to become “qualified” pursuant to our internal procedures, which could involve a 30 to 90 day process. We build our systems based on our forecasts, not our orders, however, any unanticipated change in the source of our supplies, or unanticipated supply limitations, could increase our production costs and consequently reduce our margins if we delay production while waiting for a qualified supplier, and ramp up quickly upon receipt of qualified replacement components.

We face risks associated with conducting business internationally and if we do not manage these risks, our costs may increase and reduce our collections.

A material portion of our sales is to customers in foreign countries. There are many risks inherent in our international business activities that, unless managed properly, may adversely affect our profitability, including our ability to collect amounts due from customers. Our foreign operations could be adversely affected by:

•	unexpected changes in regulatory requirements,

•	export controls, tariffs and other barriers,

•	social and political risks,

•	fluctuations in currency exchange rates,

•	seasonal reductions in business activity in certain parts of the world, particularly during the summer months in Europe,

•	reduced protection for intellectual property rights in some countries,

•	difficulties in staffing and managing foreign operations,

•	taxation, and

•	other factors, depending upon the country in which an opportunity arises.

If we are unable to continue to satisfy the conditions of our exemption to the continued listing requirements of The Nasdaq National Market, our common stock will be de-listed, which will have an adverse affect on the liquidity of our common stock and our ability to raise funds.

If we fail to timely file any periodic report due by December 31, 2003, Nasdaq will de-list our common stock and, as a consequence, fewer investors, especially institutional investors, may be willing to invest in our company, our stock price could decline, and it will be difficult to raise money on terms acceptable to us, or at all. In April 2003, Nasdaq notified us that our common stock was subject to de-listing due to our failure to timely file our Annual Report on Form 10-K for the year ended December 31, 2002. We engaged in a hearing before the Nasdaq Listing Qualifications Panel to request continued listing of our common stock. In June 2003, Nasdaq notified us that it determined to continue our listing under an exemption from the continued listing requirements. The exemption required that we file our 10-K by June 30, 2003 and our 10-Q for our first quarter by July 14, 2003, both of which requirements we satisfied. The exemption also requires that we timely file all periodic reports for all reporting periods ending on or before December 31, 2003 (without regard to any extension of time to file that otherwise might be available to us), and comply with all of the other continued listing requirements of The Nasdaq National Market. If we fail to timely file all of our periodic reports, we will not be entitled to another hearing and our stock may be immediately de-listed from The Nasdaq National Market, in which event we will not be eligible to commence trading on The Nasdaq SmallCap Market or the Over The Counter Bulletin Board. If we fail to comply with any other continued listing requirement, we will be eligible for a hearing before the Nasdaq Listing Qualifications Panel, and depending upon the specific listing requirement at issue, may be eligible for trading on The Nasdaq SmallCap Market and/or the Over The Counter Bulletin Board.

If Nasdaq de-lists our common stock, and we are not eligible to trade on The Nasdaq SmallCap Market or the Over The Counter Bulletin Board, our stock could become subject to the “Penny Stock” rules of the SEC. Penny stocks generally are equity securities with a price of less than $5.00 per share that are not registered on a national securities exchange or quoted on the Nasdaq system. Broker-dealers dealing in our common stock then would be subject to additional burdens which may discourage them from effecting transactions in our common stock, which could make it difficult for investors to sell their shares and, consequently, limit the liquidity of our common stock.

In addition, if Nasdaq de-lists our common stock, we expect that some or all of the following circumstances will occur, which likely will cause a further decline in our trading price and make it more difficult to raise funds:

•	there will be less liquidity in our common stock,

•	there will be fewer institutional and other investors that will consider investing in our common stock,

•	there will be fewer market makers in our common stock,

•	there will be less information available concerning the trading prices and volume of our common stock, and

•	there will be fewer broker-dealers willing to execute trades in shares of our common stock.

Management

Our inability to attract and retain qualified executives could materially and adversely affect the development of new products, growth into new markets and formation of new customer relationships.

Our ability to develop and expand our products, business and markets and to manage our growth depends on the services of our executive team. We do not maintain any key life insurance coverage for any member of our executive team. Our success also depends on our ability to attract and retain additional key technical, management and other personnel. Competition for these professionals is intense. The loss of the services of any of our key executives or the failure to attract and retain other key personnel could impair the development of new products and have an adverse effect on our business, operating results and financial condition.

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

The price of our common stock may be volatile.

Our future earnings and stock price may be subject to significant volatility, particularly on a quarterly basis. Shortfalls in our revenues or earnings in any given period relative to the levels expected by securities analysts could immediately, significantly and adversely affect the trading price of our common stock.

Historically, our stock price has been volatile. The prices of the common stock have ranged from $4.39 to $13.5 during the 52-week period ended September 26, 2003.

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

Various provisions of our corporate governance documents and of Delaware law, together with our Shareholders’ Rights Plan, may inhibit changes in control not approved by our Board of Directors and may have the effect of depriving you of an opportunity to receive a premium over the prevailing market price of our common stock in the event of an attempted hostile takeover.

Our Board of Directors is authorized to issue up to 5 million shares of preferred stock, of which approximately 3.6 million is outstanding or reserved for issuance. Our Board of Directors also is authorized to determine the price, rights, preferences and privileges of those shares without any further vote or action by the stockholders. The rights of the holders of any preferred stock may adversely affect the rights of holders of common stock. Our ability to issue preferred stock gives us flexibility concerning possible acquisitions and financing, but it could make it more difficult for a third party to acquire a majority of our outstanding voting stock. In addition, any preferred stock to be issued may have other rights, including economic rights, senior to the common stock, which could have a material adverse effect on the market value of the common stock. In addition, provisions of our Certificate of Incorporation, as amended, and Bylaws could have the effect of discouraging potential takeover attempts or making it more difficult for stockholders to change management.

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

We are exposed to interest rate risk on our revolving credit facility and term loan with U.S. Bank, which have variable interest rates. At September 26, 2003, we had a total of $8.6 million outstanding under our revolving credit facility. We repaid $9.6 million outstanding on our term loan on May 5, 2003. The interest rate at September 26, 2003 for the revolving credit facility was 9.5%. The revolving credit facility expires in 2003.

We have an industrial development bond on our Colorado facility, which has an outstanding balance of $4.1 million. We will make annual principal payments of $150,000, $165,000, $180,000, $200,000, $220,000, for the years ending 2003, 2004, 2005, 2006, 2007, respectively, and $3,325,000 thereafter. The bond has a variable interest rate and the interest rate at September 26, 2003 was 1.1%. An increase or decrease in the variable interest rate of 1.00% would increase or decrease our annual interest expense by $42,000. We have not entered into any hedging contracts to protect ourselves against future changes in interest rates, which could negatively impact the amount of interest we are required to pay. However, we do not feel that this risk is significant and we do not plan to attempt to hedge to mitigate this risk in the foreseeable future.

In the fourth quarter of 2001, we sold convertible subordinated debentures. As of December 31, 2001 we received $9.4 million in proceeds from this sale. We received additional proceeds of $0.6 million in January 2002, for a total of $10.0 million. The convertible debentures are convertible into an aggregate of 833,333 shares of our common stock immediately at the option of the holder or at our discretion at any time after December 31, 2003, and prior to maturity at December 31, 2006. The debentures bear interest at the rate of 7% payable quarterly. The Chairman of our Board of Directors and related parties contributed $1.0 million to the completion of the convertible debentures.

The carrying amount, principal maturity and estimated fair value of long-term debt exposure as of December 31, 2002 are as follows (in thousands):

	Carrying Amount 2002	2003	2004	Payments 2005	2006	2007	Later Years	Fair Value
Line of credit (a)	$2,450	$2,450	$—	$—	$—	$—	$—	$2,450
Interest rate	7.5%
Term loan (b)	$10,350	$10,350	$—	$—	$—	$—	$—	$10,350
Interest rate	6.42%
Industrial Development Bonds	$4,240	$150	$165	$180	$200	$220	$3,325	$4,240
Interest rate	1.31%
Subordinated debt	$10,000	$—	$—	$—	$10,000	$—	$—	$8,560
Interest rate	7.0%

(a)	At September 26, 2003, our line of credit obligation was $8.6 million.
(b)	On May 5, 2003, we completely repaid this term loan.

Foreign Currency Risk. International revenues accounted for approximately 51.5% of our total revenue for the period ended September 26, 2003. International sales are made primarily from our foreign sales subsidiaries in their respective countries and are denominated in U.S. dollars or the local currency of each country. These subsidiaries also incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency.

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

As of September 26, 2003, we had foreign operations that are sensitive to these foreign currency exchange rates, including non-functional currency denominated receivables and payables. Foreign operations amount exposed in foreign currency when subjected to a 10% change in the value of the functional currency versus the non-functional currency produces an approximate $1.8 million translation adjustment in our balance sheet as of September 26, 2003.

We use derivative instruments to manage exposure to foreign currency risk. We manage selected exposures through financial market transactions in the form of foreign exchange forward and put option contracts. We do not enter into derivative contracts for speculative purposes. We do not hedge foreign currency exposure in a manner that would entirely eliminate the effects of changes in foreign exchange rates on our consolidated net (loss) income. We have no derivative instruments in place at September 26, 2003.

ITEM 4.	CONTROLS AND PROCEDURES

In connection with the investigation conducted by the Audit Committee of our Board of Directors as part of the fiscal 2002 audit, which we discuss in detail in our Annual Report on Form 10-K filed on June 30, 2003, deficiencies in our internal controls were identified relating to:

•	accounting policies and procedures;

•	personnel and their roles and responsibilities.

Specifically, our revenue recognition policies and procedures were poorly documented and not readily accessible to most of our employees. Our documentation for machine sales transactions was inconsistent and not adequately defined. Furthermore, the then existing policies and procedures was broad-based, and did not include specific procedures and controls by department or function. Moreover, our accounting and finance staff were inadequate to meet the needs of an international public company.

Deloitte & Touche LLP advised the Audit Committee and management that these internal control deficiencies constitute reportable conditions and a material weakness as defined in Statement of Auditing Standards No. 60, which we discuss in our Current Report on Form 8-K filed on July 23, 2003. At the direction of the Audit Committee, we are implementing changes to our financial organization and enhancing our internal controls. These changes include:

•	retaining new management in senior finance and operations positions, and in many staff positions,

•	terminating or reassigning senior officers and key employees,

•	developing a comprehensive policies and procedures manual, including written procedures for sales order documentation and shipping and storage, that is accessible and understood by all employees,

•	establishing an internal audit function and retaining an internal audit director,

•	clarifying our revenue recognition policies and introducing more formalized and frequent training of finance, sales and other staff,

•	communicating a zero tolerance policy for employees who engage in violations of our accounting policies and procedures,

•	establishing an anonymous hotline for employees to report potential violations of policies and procedures or of applicable laws or regulations, and

•	instituting additional management oversight and detailed reviews of personnel, disclosures and reporting.

We are in the process of implementing these changes. To date, we have retained a Director of Internal Audit and a Manager of External Reporting, expanded the number of employees in our finance department, terminated or reassigned senior officers and key employees, established an anonymous hotline for employees to report potential violations of policies and procedures and, through our Disclosure Committee, which is discussed in more detail below, engaged in detailed reviews of our public disclosures and reporting. In addition, we have revised our existing policies and drafted new policies relating to revenue recognition, and have engaged in substantial training of our finance and sales staff in this regard. We are in the process of developing a comprehensive policies and procedure manual which will be made available to all employees on our company intranet. In order to prepare this report, pending full implementation of the changes set forth above, we implemented interim alternative and additional control measures (the “Interim Measures”) to ensure that the financial statements, and other financial information included in these reports, fairly present in all material respects our financial condition, results of operations and cash flows as of, and for, the periods presented in these reports.

Our management, including the Principal Executive Officer and our Principal Financial Officer, does not expect that our disclosure controls or our internal controls will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Evaluation of disclosure controls and procedures. During fiscal 2002, we formed a disclosure committee to assist the Principal Executive Officer and Principal Financial Officer in fulfilling their responsibility in designing, establishing, maintaining and reviewing our disclosure controls and procedures (the “Disclosure Committee”). The Disclosure Committee currently includes our Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, General Counsel, Chief Technology Officer, Senior Vice President, Development and Operations, Senior Vice President, Worldwide Revenue Generation, Director of Internal Audit, Manager of External Reporting and Director, Finance—Europe. Our Principal Executive Officer and Principal Financial Officer, along with the other members of the Disclosure Committee, evaluated our disclosure controls and procedures as of the end of the period covered by this Report. Our Principal Executive Officer and Principal Financial Officer have concluded that, with the application of the Interim Measures together with the other changes to our organization and controls implemented to date, the disclosure controls and procedures are sufficient to bring to their attention on a timely basis material information relating to the company (including our consolidated subsidiaries) required to be included in our periodic filings under the Exchange Act.

Changes in internal controls. We have implemented and continue to implement the changes identified above, and have applied the Interim Measures, all of which are intended to increase the effectiveness of our control procedures. Other than the aforementioned items, there were no significant changes in our internal controls or in other factors that could significantly affect internal controls.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

3D Systems, Inc. vs. Aaroflex, et al. On October 17, 2003, the court informed us that it had vacated the November 12, 2003 trial date and reset the trial for February 3, 2004. The court has not issued any new rulings concerning any of the patents or the other trial issues.

DTM vs. EOS, et al. The plastic sintering patent infringement actions against EOS began in France (Paris Court of Appeals), Germany (District Court of Munich) and Italy (Regional Court of Pinerolo) in 1996. Legal actions in France, Germany and Italy are proceeding. In Italy, the trial court conducted a hearing on October 10, 2003 to consider the assertion of infringement by the EOS product.

Hitachi Zosen vs. 3D Systems, Inc. A hearing in this matter was held on August 19, 2003. Following questions from the court, Hitachi Zosen was ordered to produce additional evidence and other materials and a further hearing was scheduled for October 9, 2003. The sixth preliminary hearing was conducted on October 9, 2003. The court requested additional briefing and set another hearing for December 8, 2003. The court also ruled that no liability is attributable to 3D for the actions of DTM’s Japanese distributor.

EOS vs. DTM and 3D Systems, Inc. On July 3, 2003, the court in this matter heard summary judgment motions by both parties. On August 20, 2003, the trial court entered rulings on its Markman patent claims construction of certain phrases in the claims of the patents in suit and on the pending motions for summary judgment. The trial court granted EOS’ motion for summary judgment that certain DTM laser sintering machines infringed one claim of one of the patents exclusively licensed by us to EOS, and denied DTM’s motion that there was no infringement of any of the patents licensed to EOS. In connection with our counterclaim against EOS for the sale of polyamide powders in the United States, the trial court ruled that it was unable to construe one of the claim phrases in the patent, which ruling is a factual predicate for a potential ruling by the trial court that the patent is invalid. On the other pending motions for summary judgment, the court denied our motion for partial summary judgment on license agreement interpretation, denied DTM’s motion for partial summary judgment on EOS’ claim of willful infringement, denied our motion for partial summary judgment on validity of one of the patents acquired in the DTM acquisition and granted EOS’ motion for summary adjudication regarding DTM’s affirmative defenses of laches and estoppel.

On September 17, 2003, the trial court determined on its own initiative to stay both the August 20, 2003 rulings and the finding of patent infringement by DTM, pending a reconsideration of certain aspects of those earlier decisions. The court also vacated the trial date (previously scheduled for October 7, 2003) in order to give the parties the opportunity to submit additional briefs on issues identified by the court. These briefs were submitted on September 26, 2003. No new trial date has been set.

The initial ruling of infringement by certain of the DTM machines allows for a claim by EOS for damages for that infringement, which claim will be decided at trial if the ruling of infringement is not reversed by the district court judge who entered the ruling upon his self-initiated reconsideration or overturned on an interim appeal by the Federal Circuit. Any damages attributable to the infringement by certain DTM machines cannot at this time be estimated and will depend on other issues still to be determined at trial. Based on the court’s initial findings, we had anticipated the recognition of a charge to operations in the third quarter ended September 26, 2003 of approximately $1.1 million related to the write-off of capitalized legal fees and potentially an additional amount related to the write-off of other capitalized costs. However, based on the trial court’s decision to stay and reconsider its earlier rulings, we do not believe that it is more probable than not that the court’s rulings in this case will be adverse to the company, and as such, we did not recognize a charge to operations in the third quarter. Any charge to operations will be dependent upon the trial court’s ultimate ruling following its reconsideration of these matters, the likely occurrence of an adverse outcome and our ability to reasonably estimate the financial impact of an adverse outcome. The ultimate outcome of the determination of damages could have a material adverse impact on our operations.

EOS GmbH Electro Optical Systems vs. 3D Systems, Inc. On September 29, 2003, the Regional Court of Frankfurt-Main, Germany rejected in its entirety the complaint filed by EOS and ordered EOS to pay the costs of litigation.

Board of Regents, The University of Texas System and 3D Systems, Inc. vs. EOS GmbH Electro Optical Systems. On July 21, 2003, EOS filed an amended antitrust counterclaim, in response to which 3D Systems filed a motion to strike on August 20, 2003. On October 17, 2003, the court struck one count of EOS’ antitrust claims. Trial has been scheduled for June 2004.

Regent Pacific Management Corporation vs. 3D Systems Corporation. On June 11, 2003, Regent Pacific Management Corporation filed a complaint against us for breach of contract in the Superior Court of the State of California, County of San Francisco. On August 13, 2003, we filed an answer generally denying Regent’s allegations.

E. James Selzer vs. 3D Systems Corporation (Case No. PC033145, Superior Court of the State of California, County of Los Angeles). On July 28, 2003, we were served with a complaint by our former chief financial officer, whose employment had been terminated on April 21, 2003. The complaint asserts breach of an alleged employment agreement on the basis that Mr. Selzer performed all conditions, covenants and promises required by him in accordance with the terms of the employment agreement and we failed to deliver various benefits under the employment agreement. The complaint also asserts breach of an alleged equipment rental/purchase agreement on the basis that we repudiated the existence of that agreement. Furthermore, the complaint asserts that Mr. Selzer is entitled to indemnification for his legal fees and expenses incurred as a result of the SEC’s inquiry into matters pertaining to our revenue recognition practices. In addition to declaratory relief, Mr. Selzer seeks actual compensatory and contractual damages, which he requested to be proven at trial, and various expenses, together with reasonable attorney’s fees and costs. We have moved to dismiss Mr. Selzer’s claims for reimbursement on jurisdictional grounds and to compel arbitration with respect to the other claims.

SEC Investigation. We previously reported on June 30, 2003 in our Annual Report on Form 10-K and subsequent periodic reports, that the Securities and Exchange Commission had commenced an inquiry into matters pertaining to its historical revenue recognition practices. On October 20, 2003, we received a subpoena for documents from the SEC, stating that the agency is conducting a formal investigation of the company pertaining to our historical revenue recognition practices. We continue to cooperate fully with the SEC and are complying with the subpoena.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 26, 2003, we held our annual meeting of stockholders at which our stockholders:

•	elected Class I directors; and

•	ratified the appointment of BDO Seidman LLP as our independent auditor.

The names of the three nominees elected to serve as our Class I directors and the results of the election are as follows:

Candidates	Yes Votes	No Votes	Withheld	Abstain	Broker Non-Vote
Jim Kever	9,123,058	—	960,557	—	—
Richard Spalding	10,033,791	—	49,824	—	—
G. Walter Loewenbaum II	9,423,278	—	660,337	—	—

The term of office as our director of each of the following directors continued after the annual meeting: Miriam V. Gold, Kevin S. Moore and Charles W. Hull.

The results of the other matter upon which our stockholders voted are as follows:

Proposal	Yes Votes	No Votes	Withheld	Abstain	Broker Non-Vote
Ratify appointment of BDO Seidman LLP as our independent auditor	10,066,749	12,366	—	4,500	—

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Dated November 10, 2003.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Dated November 10, 2003.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Dated November 10, 2003.

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Dated November 10, 2003.

b. Reports on Form 8-K

-	Current Report on Form 8-K, Items 7 and 12, filed July 2, 2003, regarding earnings for fiscal 2002.
-	Current Report on Form 8-K, Items 7 and 12, filed July 15, 2003, regarding earnings for the first quarter ended March 28, 2003.
-	Current Report on Form 8-K, Items 4 and 7, filed July 23, 2003.
-	Current Report on Form 8-K, Items 5 and 7, filed August 11, 2003.
-	Current Report on Form 8-K, Items 7 and 12, filed August 12, 2003, regarding earnings for the second quarter ended June 27, 2003.
-	Current Report on Form 8-K, Items 5 and 7, filed September 17, 2003.
-	Current Report on Form 8-K, Items 5 and 7, filed September 22, 2003.
-	Current Report on Form 8-K, Items 5 and 7, filed October 2, 2003.
-	Current Report on Form 8-K, Items 5 and 7, filed October 22, 2003.
-	Current Report on Form 8-K, Items 5 and 7, filed November 4, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ G. PETER V. WHITE
G. Peter V. White Vice President, Finance (Principal Accounting Officer)	Date: November 10, 2003

EXHIBIT INDEX

Number	Exhibit Title

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Dated November 10, 2003.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Dated November 10, 2003.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Dated November 10, 2003.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Dated November 10, 2003.