Form 10-K
period 2003-12-31
3D SYSTEMS CORP
filed 2004-03-15
CIK 910638

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-22250

3D SYSTEMS CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-4431352 (I.R.S. Employer Identification No.)

26081 Avenue Hall
Valencia, California 91355
(Address of principal executive offices and zip code)

(661) 295-5600
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
 None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.001 per share

        Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐ No ☒

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

        The aggregate market value of the Registrant's Common Stock held by non-affiliates of Registrant on June 27, 2003 was $57,452,599. For purposes of this computation, it has been assumed that the shares beneficially held by directors and officers of Registrant were "held by affiliates". This assumption is not to be deemed an admission by these persons that they are affiliates of Registrant.

        The number of outstanding shares of the Registrant's Common Stock as of March 1, 2004 was 12,958,177.

        DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Registrant's definitive proxy statement for its 2004 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

3D SYSTEMS CORPORATION
Annual Report on Form 10-K for the
Year Ended December 31, 2003

PART I

Item 1. Business

General

        3D Systems Corporation, operating through its subsidiaries in the United States, Europe and the Asia-Pacific region, designs, develops, manufactures, markets and services solid imaging systems and related products and materials that allow complex three-dimensional objects to be manufactured directly from computer data without tooling, greatly reducing the time and cost to produce prototypes or limited-run production parts. Our solid imaging systems rapidly produce physical objects from digital data using computer-aided design and manufacturing, or CAD/CAM, software utilities and related computer applications. We market our systems as an integrated package that combines equipment and related software, materials and service to offer our customers one of the widest ranges of solid imaging solutions in the world.

        Our systems are used for applications that include rapid prototyping, concept modeling. three-dimensional printing and "instant manufacturing". In rapid prototyping applications our systems are used, in among other ways, to generate product concept models, functional prototypes and master-casting and tooling patterns that are often used as an efficient, cost-effective means of evaluating product designs. In concept-modeling and three-dimensional printing applications, our systems are used to produce three-dimensional shapes, primarily for visualizing and communicating mechanical design applications as well as for other applications including supply-chain management, architecture, art, surgical medicine and entertainment. In instant manufacturing applications, our systems are used to manufacture end-use parts.

Products and Services

        Our range of solid imaging systems includes our stereolithography or SLA® equipment, our selective laser sintering or SLS® equipment, and our multi-jet modeling ("MJM") equipment. These systems utilize patented and proprietary stereolithography, selective laser sintering and three-dimensional printing processes to fabricate physical objects using input from CAD/CAM software or three-dimensional scanning and sculpting devices. We blend, market and distribute consumable resin, wax-based plastic and powder materials that are used in our entire range of solid imaging systems. We also provide comprehensive software tools and service support to our customers ranging from applications development to installation, warranty and maintenance services.

Solid Imaging Systems

  SLA® systems and related equipment

        Stereolithography or SLA® systems use an ultraviolet laser to convert liquid photosensitive resins into solid cross-sections, layer by layer, until the desired objects are complete. Our SLA® systems are capable of making multiple objects at the same time and are designed to produce objects that have a wide range of sizes and shapes. An SLA® system can make scale models in a single build session or, alternatively, are able to produce full-scale portions of large objects in successive build sessions, which are then joined together. Our Viper™ SLA® system, for example, can create a model, section of a model or other object with maximum size of up to 10 inches × 10 inches × 10 inches (approximately 250 mm × 250 mm × 250 mm) while our SLA® 5000 systems and our high-performance SLA® 7000 systems can create a model, section or other object with a maximum size of up to 20 inches × 20 inches × 24 inches (approximately 500 mm × 500 mm × 600 mm).

        Stereolithography-produced parts have fine feature detail, resolution and surface quality. Product designers in many of the largest manufacturing organizations in the world use our SLA® systems for a wide variety of applications, varying from short production runs of end-use products, to producing automobile prototype parts, to creating new designs for testing in consumer focus groups. SLA® systems are generally designed to build communication models to enable users to share ideas and evaluate concepts; perform form, fit and function testing on working models; build master patterns for metal casting; or quickly produce parts for direct use in working models. In addition, our SLA® systems have been customized to produce thousands of tools and end-use parts in instant manufacturing applications, including certain dental, hearing aid, jewelry and motorsport applications.

        We expect our instant manufacturing applications to become an important enabling technology for the customization of design and manufacturing using additive fabrication techniques, also called mass customization or rapid manufacturing. These solutions would allow designers to reduce part count in the design process and to add custom features and complexity to designs not currently feasible with today's manufacturing techniques, thus reducing part costs and assembly time. By using multiple technologies that we offer, existing designs can be manufactured without the costs and lead-times associated with hard tooling, and more complex designs would become easier to manufacture.

        We distribute and service our stereolithography systems primarily through our direct sales and service force, and we have selectively appointed distributors in geographic areas in which we do not have offices to provide sales and support services. Our SLA® systems are also supported by our software products and ancillary accessories, including our PCA™ post-cure equipment, which is marketed as part of our SLA® equipment line. These are ultraviolet curing devices that provide uniform long-wave ultraviolet illuminations. Upon completion of a typical object by an SLA® system, the resin needs to be finish-cured. Full curing, or hardening, requires a period of exposure to ultraviolet illumination, generally ranging from one to two hours, which can be accomplished most effectively through the use of our PCA™ devices. The majority of our SLA® systems sold have been purchased with a PCA™ device. A single PCA™ device can support multiple SLA® systems.

  SLS® systems and related equipment

        Selective Laser Sintering or SLS® systems use heat from a carbon dioxide laser to melt and fuse, or sinter, powdered materials into solid cross-sections, layer-by-layer, until the desired parts are complete. SLS® systems can create parts from a variety of plastic and metal powders and are capable of processing multiple parts in a single build session. While the maximum part size from a single build is currently limited by the size of the equipment models that the Company offers to 14.5 inches × 12.5 inches × 17.5 inches (approximately 370 mm × 320 mm × 445 mm), customers routinely create larger parts by joining together multiple sections. SLS® systems are based on a proprietary process initially developed and patented by the University of Texas, and the Company has an exclusive worldwide license to practice the SLS® process under these patents.

        Our current SLS® systems, the Vanguard™ and the Vanguard™ HS systems, create durable plastic parts from specific polyamide powders that we market under the DuraForm™ trade name. Product designers and developers from major automotive, aerospace and consumer product companies use DuraForm™ parts as functional test models, particularly when the test environment is harsh. Aerospace and medical companies are also increasingly using this capability to produce end-use parts directly, which allows them to create economically small numbers of customized parts without tooling. Specific "instant manufacturing" application examples include air ducts for military aircraft and in-the-ear hearing aid shells. When used in conjunction with a high-temperature oven, SLS® systems can also create metal parts from several steel-based powders that we sell under our LaserForm™ brand. These parts can be used as tools, functional test models and end-use parts. Our SLS® system customers include third-party service providers and end-user accounts. Many of our SLS® system customers also use our stereolithography equipment.

        Our SLS® and SLA® systems are generally marketed by the same sales force and through the same alternative distribution channels.

        The combination of materials flexibility, part functionality and high throughput of our SLS® technology makes it especially well suited to instant manufacturing applications, and much of our current development work is directed at adapting our equipment for this environment and expanding the range of applications through the use of new materials.

  Multi-Jet Modeling systems

        Our Multi-Jet Modeling technology ("MJM") uses hot-melt ink-jet technology to print three-dimensional physical parts by accumulating proprietary solid imaging materials ("SIMs"), in successive layers, vended by a print head comprising large numbers of jets oriented in linear arrays. MJM technology is the basis of our low-cost three-dimensional printer solutions for printing any three-dimensional digital data. We hold a number of patents for the application of phase-change hot-melt ink-jet technology to the fabrication of physical shapes.

        The InVision® 3-D printer, launched in late 2003, is the third generation of MJM system that uses this technology, following in the footsteps of our ThermoJet® and Actua® products. In response to market feedback, the InVision™ 3-D printer was developed to offer significant improvements over its predecessors in regard to part quality, strength and ease-of-use. It does this by introducing ultraviolet curing technology, as perfected by stereolithography, to the multi-jet modeling process. InVision™ 3-D printers are capable of manufacturing parts up to almost 12 inches × 8 inches × 8 inches (approximately 300mm × 200mm × 200mm), and operate much like a desktop two-dimensional printer.

        Priced economically, the systems are targeted at any application, not just engineering, where there is a need to quickly and effectively communicate three-dimensional form. InVision™ 3-D printers respond to a growing market demand for lower-cost parts for design communication and shape analysis, leaving precision and highly functional demands for our stereolithography and laser sintering solutions. InVision™ 3-D printers are distributed worldwide through both our direct sales force and by selected distributors.

  Software

        As part of our system offering, we develop part-preparation software for personal computers and engineering workstations designed to enhance the interface between digital data and our solid imaging systems. Digital data, such as solid CAD/CAM, is converted within the software utility. Then, depending on the specific software package, the object can be viewed, rotated, scaled and model structures added. The software then generates the information to be used by the SLS® system, SLA® system or MJM system to create the solid images. In addition, we work with outside companies, where appropriate, to develop complementary software for our systems.

Materials

        As part of our integrated systems approach to our business, we blend, market and distribute consumable materials under a variety of brand names that we sell for use in all of our solid imaging systems. These materials include resin materials used in our stereolithography and multi-jet modeling product line, wax-based plastics used in our multi-jet modeling line, and various powders used in our selective laser sintering product line. These materials are specially designed for use with our systems and processes to produce high-quality models, prototypes and parts. We market our stereolithography materials under the Accura® brand, our selective laser sintering materials under the DuraForm™, LaserForm™ and CastForm™ brands, and our wax-based plastic materials for the multi-jet modeling product line under the ThermoJet® and VisiJet® brands.

  Stereolithography resins

        Our stereolithography materials include a variety of photopolymer resins that are designed to react to specific wavelengths of light. When they are exposed to an SLA® system's ultraviolet laser, the area of the resin to which the laser is directed reacts, turning from liquid to solid. Completed parts made from these materials have some basic mechanical properties that are representative of engineered thermoplastics. Our stereolithography resins include general purpose as well as specialized resins that offer our customers the opportunity to choose the resin that is best designed for the parts and models that they intend to produce.

        We offer general purpose resins, which are used to produce models and patterns for vacuum casting, as well as specialized resins. Our Amethyst™ resin, for example, is a specialty material directed to jewelry applications, where it is used for design validation and as a pattern for casting short-run jewelry items.

        We work closely with our customers to optimize the performance of our materials. Our expertise in materials formulation, combined with our process, software and equipment-design strengths, allow us to obtain the optimal results from a particular formulation. We also work with other resin developers around the world to develop different types and varieties of resins designed to meet the needs of our customers.

        We blend our stereolithography resins at our facility in Marly, Switzerland, and sell them directly to our customers in most geographic areas. We sell them through selected specialist distributors in areas in which we do not have offices.

  Laser sintering powders

        The materials used in laser sintering equipment differ from those used in stereolithography equipment. These materials consist of fine powders that are melted by the heat generated by a carbon dioxide laser, transforming the powder to a solid. The powder and the resulting part can be plastic, metal, ceramic or a composite of these materials. Our selective laser sintering machines are versatile in the materials that they can process. Multiple materials can be processed in the same sintering system.

        Our DuraForm™ PA, which is a polyamide powder, and DuraForm™ GF, which is a glass-filled polyamide powder, are used mainly to create functional prototypes and durable patterns for fixturing and more recently for instant manufacturing (examples being, as mentioned above, air ducts for aerospace applications and shells for hearing aids). Our investment casting material (CastForm™) is used to create patterns for casting. Our metal powders (LaserForm™ ST-100, ST-200, and A6 steel) are used by customers to produce functional prototype parts (such as actuators, gears and manifolds), for tooling (such as injection molding tooling) and for end-use parts in short-run production applications. Parts made from DuraForm™ and LaserForm™ materials can be very cost-competitive compared with traditional manufacturing methods, especially where part complexity is high and required quantity is low.

        Our sintering powders are developed both in-house and with various partners throughout the world. We are able to take advantage of a number of world-class development facilities and resources to create our materials. All of our powders are distributed directly, worldwide, with effectively the same small number of sub-distributors mentioned above with respect to our stereolithography resins.

        Customers are keenly interested in improved properties of the parts generated by our sintering systems. We continue to develop not only our powders, but our equipment, software and processes with these and other goals in mind. We believe that it is important for us to broaden the applications that our powders can address. For example, the introduction in 2003 of our LaserForm™ A6 Steel material allows us to provide tool-steel material properties from selective laser sintering and to enter the arena of tooling for high-volume parts production.

  MJM materials

        Our multi-jet modeling materials, which we blend at our facility in Grand Junction, Colorado, include a range of wax-based plastic formulations specifically developed for our existing ThermoJet® product base as well as for our recently introduced InVision™ 3-D printer.

        Our materials for the InVision™ 3-D printer include our VisiJet® M100 acrylate-based model material and a compatible VisiJet®S100 disposable support material that is used in the printing process and then discarded when the model is complete. Both of these materials are distributed to customers in a cartridge form and are loaded into the InVision™ 3-D printer in a stack where they are automatically pierced, pumped and ejected sequentially as the printer consumes material. We have specifically developed these materials to meet the high-consumption, high-speed, low-cost demands of three-dimensional printing applications.

Services

        The Company provides comprehensive service support to its customers on a worldwide basis for all of its products. This technical support begins before a system sale with applications' development provided by our applications' engineering team. This same group works to ensure that systems deliver on customer expectations through training and system start-up support. Our global services customer support team provides for system installation, maintenance and call-center hotline support in an effort to ensure that our systems continue to deliver high value to our customers.

        We provide services to assist our customers in developing new applications for our technologies, to facilitate adaptation of our technology for the customer's application, to train customers on the use of newly acquired systems and to properly maintain software and hardware at the customer's site.

        Our professional services group develops applications for our technologies that are designed to meet specific customer needs. The group is comprised of applications engineers with technical knowledge in various fields such as casting, molding and tooling. These engineers work with our customers to determine which of our technologies would best meet their requirements. They also consult with customers to develop instant manufacturing applications for our systems.

        Sample parts are often required to demonstrate the technology for a customer's specific application. The applications engineering group is responsible for working with customers to understand their needs and to create sample parts, patterns or tools using the appropriate solid imaging technology. We maintain technology centers in Valencia, California and at our offices in Japan, the United Kingdom and Germany. The main purpose of these centers is to provide for rapid creation of these samples. The professional services group coordinates the overall activity with the customer and with our sales team.

        Our professional services group trains our customers on how to use their equipment properly. This training may occur at the customer's site or at one of our education centers, located in Valencia, California, and at our offices in Japan, the United Kingdom and Germany. The applications engineer who has previously worked with the customer in developing a new application is responsible for coordinating and executing the training program. Applications engineers continue to work with customers to develop new uses for the technology as part of the ongoing relationship.

        Our professional services group also installs new systems at the customer's site, maintaining systems through the warranty period, providing after-warranty service, and providing the customer with technical support. New SLS®, SLA® and MJM systems are sold with on-site hardware and software maintenance service that covers a warranty period ranging from 90 days to one year. We offer service contracts that enable our customers to continue maintenance coverage beyond the initial warranty period. These service contracts are offered with various levels of support depending on the materials that are included and on the response time for the service. As a key element of both warranty and service contract maintenance, we provide regularly scheduled preventative maintenance visits to customer sites. During these visits, the equipment is thoroughly checked to ensure that it is functioning properly in the customer's environment. We have customer-support field engineers in North America, Germany, Italy, France, the United Kingdom, and in parts of Asia to support our worldwide customer base.

        Our customer support group maintains call center hotlines in the United States and in Europe that are staffed with technical representatives. The hotline is available in the U.S. on weekdays from 5:00 a.m. to 5:00 p.m., Pacific Time. The call center is further supplemented by support from the applications engineering group as required. In Europe, we maintain a call center hotline in our German office that operates on weekdays from 7:00 a.m. to 4:00 p.m., Greenwich Mean Time.

        Spare parts are distributed to our customers throughout the world from three primary inventory locations. These include our principal manufacturing facility in Grand Junction, Colorado, and our offices in Germany and the United Kingdom. In addition, limited quantities of critical spare parts are maintained in our offices in Japan, Hong Kong, France and Italy to provide local customer support for those regions.

        We also offer systems' upgrade kits for existing customers to enable them to take advantage of new or enhanced system capabilities. Our current family of upgrade kits includes kits suitable for the installed base of our stereolithography equipment and an upgrade kit for our Vanguard™ SLS® systems that substantially improves productivity when using our DuraForm™ powders. Upgrade kits for our existing systems are an important part of the value that we provide to new customers when they are considering the purchase of our systems.

Operations Outside of the United States

        The Company operates in North America and in seven other countries in Europe and the Asia-Pacific region, and it distributes its products in those countries as well as in other parts of the world. Sales in countries outside of the United States accounted for 52.9%, 50.5% and 48.6% of total sales in the years ended December 31, 2003, 2002 and 2001, respectively. See Note 24 to the Consolidated Financial Statements.

        In maintaining its foreign operations, the Company is exposed to risks inherent in such operations, including those of currency fluctuations. Information on currency exchange risk appears in Part II, Item 7A of this Annual Report on Form 10-K, which information is incorporated herein by reference.

        Financial information about geographic areas, including net sales and long-lived assets, for each of the years in the three-year period ended December 31, 2003 appears in Note 24 to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K, which information is incorporated herein by reference.

Marketing and Customers

        Our sales and marketing strategy focuses on an integrated system approach that is directed to providing equipment, materials and services to meet a wide range of customer needs, including traditional model, mold and prototyping, office uses and instant manufacturing. Our internal sales organization is responsible for overseeing worldwide sales and selected value-added resellers, and we maintain relationships with distributors that provide sales and support services in areas remote from our sales offices. Our direct sales force consists of sales persons who work throughout North America, from offices located near Frankfurt, London, Paris and Milan, and from offices in Hong Kong and Japan that serve the Asia-Pacific region. An internal staff of application engineers provides professional services through pre-sales support and helps existing customers so that they can take advantage of our latest materials and techniques to improve part quality and machine productivity. This group also leverages its customer contacts to help identify new application opportunities that utilize our proprietary processes. As of December 31, 2003, our worldwide sales and support staff consisted of 82 employees.

        Our marketing programs also utilize seminars, trade shows, advertising, direct mailings, electronic marketing, telemarketing, literature, web presence, videos, press releases, brochures and customer and application profiles to identify prospects that match a typical user profile. We co-founded and participate in global user groups, which include a substantial number of our customers. These user groups organize annual conferences in the United States, at which we make presentations relating to updates in stereolithography and selective laser sintering, changes we have implemented in our systems and related equipment, materials and software and future ideas and programs we intend to pursue in the upcoming years.

        Our customers include major companies in a broad range of industries, including manufacturers of automotive, aerospace, computer, electronic, consumer and medical products. Purchasers of our systems include original equipment manufacturers or OEMs; government agencies and universities, which generally use our systems for research activities; and independent service bureaus, which, for a fee, provide solid imaging services to their customers. No single customer accounted for more than 5% of our consolidated revenue in the year ended December 31, 2003.

Production and Supplies

        The Company purchases the major components and sub-assemblies for its systems as well as the raw materials used in its resin and other materials from third parties, it carries out the final assembly of its systems and certain of their components at its facility in Grand Junction, Colorado, and it blends its resin and other materials at its facilities in Grand Junction, Colorado and Marly, Switzerland. The Company carries out various diagnostic tests and quality control procedures on its systems and materials prior to their shipment to customers. The Company also has arrangements with third parties who blend materials to the Company's specifications.

        Although there are several potential suppliers for the components, parts and sub-assemblies used in the Company's systems as well as alternative suppliers for the raw materials used in the Company's resin and other materials, the Company has chosen to use only one or a limited number of suppliers for several of the critical components, parts and sub-assemblies, including lasers, materials and certain MJM components. If the Company were required in the future to enter into relationships with alternative suppliers, its production costs could increase and consequently reduce its margins.

        The Company's assembly and blending methods and certain of its research and development activities are subject to compliance with applicable federal, state and local provisions regulating the discharge of materials into the environment. The Company believes that it is in material compliance with such regulations currently enacted and that continued compliance will not have a material effect on its capital expenditures, results of operations or consolidated financial position. Currently, the Company utilizes a cleaning solvent that is the subject of a waiver of environmental provisions within the South Coast Air Quality Management District that includes the Valencia, California facility. This waiver expires June 30, 2005 at which time we may be required to switch to a different cleaning solvent. If this action becomes required, the Company does not expect the impact on its results of operations or consolidated financial position to be material.

Research and Development

        We maintain an on-going program of research and development at our facilities in Valencia, California and Marly, Switzerland to improve and expand the capabilities of our systems and related software and materials as well as to develop new systems and materials to enhance our product lines. Our development efforts are augmented by development arrangements with research institutions, key customers and materials and hardware suppliers. Research and development expenses were $9.0 million, $15.4 million and $11.0 million in 2003, 2002 and 2001, respectively. The Company expects that its annual research and development expenses will be in a range of up to 10% of its consolidated revenue.

Competition

        Our principal competitors are companies that manufacture machines that make models, prototypes, molds and small-volume manufacturing parts, which include: suppliers of automated machining or CNC and plastics molding equipment; suppliers of traditional machining, milling and grinding equipment; suppliers of Fused Deposition Modeling or FDM technology; parts-in-minutes and makers of vacuum casting equipment; and manufacturers of other stereolithography, laser sintering and three-dimensional printing systems. Numerous suppliers of these products operate both internationally and regionally, and many of them have well-recognized product lines that compete with us in a wide range of our product applications. Conventional machining and milling techniques continue to be the most common methods by which plastic and metal parts, models, functional prototypes and metal tool inserts are manufactured. Conventional pattern manufacturing techniques continue to be the most common methods to custom manufacture parts and by which patterns are made for use in metal casting.

        We also anticipate additional competition with respect to stereolithography technology in North America as a result of a license agreement that we granted to Sony Corporation with respect to our stereolithography technology pursuant to a consent decree that we entered into with the U.S. Department of Justice in connection with our 2001 acquisition of DTM Corporation. We also anticipate additional competition in the United States as a result of the settlement that the Company entered into with EOS GmbH in February 2004. As discussed below, as part of that settlement, the Company licensed certain patents to EOS under which EOS will be able to sell certain systems and other products in the U.S. in exchange for the payment of royalties.

        We believe that other companies may announce plans to enter our business area either with equipment similar to ours or with other types of equipment. We believe that laser sintering has become established as an important operating technology for the production of functional plastic prototypes and that we have one of the largest installed bases of laser sintering machines in the world. We believe that currently available alternatives to stereolithography generally are not able to produce models having the dimensional accuracy and fine surface finish of models provided by our stereolithography process. However, non-stereolithography competitors have successfully marketed their products to our existing and potential customers. Furthermore, in many cases, the existence of these competitors extends the purchasing time while customers investigate alternative systems. We compete primarily on the basis of the quality of our products and the state of our technology.

        A number of companies currently sell resin and powder materials, which either complement or compete with those we sell. We believe that we currently supply resins and powders to a substantial portion of our systems currently installed worldwide.

        Future competition is expected to arise both from the development of new technologies or techniques not encompassed by the patents that we own or license, and through improvements to existing technologies, such as CNC and rotational molding. We intend to follow a strategy of continuing new product and intellectual property development to develop advantage to the extent possible in these areas.

Proprietary Protection

        At December 31, 2003, we held 367 patents, which include 166 in the United States, 137 in Europe, 22 in Japan and 42 in other countries. At that date, we also had 143 pending patent applications: 44 in the United States, 46 in Japan, 37 in European countries and 16 in other countries.

        Application for a patent offers no assurance that a patent will be issued as applied for. Issuance of a patent offers no assurance that the patent can be protected against any claims of invalidity or unenforceability against any infringement. The Company believes that, while its patents and licenses provide it with a competitive advantage, the Company's success depends primarily on its marketing, engineering and manufacturing skills and on its on-going research and development efforts.

        The principal patents covering our stereolithography processes expire at varying times ranging from 2004 to 2022. The principal patents covering our selective laser sintering processes expire at varying times ranging from 2006 to 2018. The principal patents covering our multi-jet modeling processes expire at varying times ranging from 2008 to 2021. The Company believes that the expiration of any of such patents, applications or licenses would not be material to the Company's business or financial position.

Employees

        At December 31, 2003, the Company had 407 full-time employees. None of these employees is covered by labor agreements. We believe that our relations with our employees are satisfactory.

Available Information

        The Company maintains a website with the address www.3dsystems.com. The information contained on our website is not a part of, nor incorporated by reference into, this Annual Report on Form 10-K. We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after we electronically file them with, or furnish them to, the Securities and Exchange Commission. Various of our corporate governance materials, including our Code of Conduct, Code of Ethics for Senior Financial Executives and Directors, our Corporate Governance Guidelines and the current charters of each of the committees of the Board of Directors are also available on that website.

Item 2. Properties

        Our principal administrative functions, sales and marketing, product development, technology center and training facilities are located in a 78,320 square foot general-purpose facility in Valencia, California. The lease for this property expires on December 31, 2007 and is subject to an optional five-year extension.

        Substantially all of our systems' assembly and U.S. customer-support operations are located in a 67,000 square foot facility that the Company owns in Grand Junction, Colorado. We also blend certain of our materials at this facility. This facility is subject to an industrial development bond financing, and we granted a mortgage and security interest in the Grand Junction facility and certain equipment, personal property and fixtures located in that facility to secure repayment of the Company's obligations under these bonds. The Grand Junction facility is also encumbered by a second deed of trust in favor of Mesa County Economic Development Council, Inc., securing $0.8 million in allowances granted to the Company.

        The Company leases a 7,800 square foot general-purpose facility in Marly, Switzerland at which it blends stereolithography resins. The Company also leases sales and service offices in Texas, France, Germany, the United Kingdom, Italy, Japan and Hong Kong.

        We believe that the facilities described above are adequate to meet our needs for the immediate future.

Item 3. Legal Proceedings

        The Company is a party to several pending legal actions that are summarized below:

  Hitachi Zosen v. 3D Systems, Inc.

        On November 25, 2002, the Company was served with a complaint through the Japanese Consulate General from Hitachi Zosen, a distributor of products produced by EOS GmbH ("EOS"), seeking damages in the amount of 535,293,436 yen (approximately $5.0 million at December 31, 2003), alleging lost sales during the period in which DTM Corporation, which the Company acquired in 2001, had an injunction in Japan prohibiting the sale of EOS's EOSint P350 laser sintering systems. We filed an answer on March 11, 2003. A hearing in this matter was held on August 19, 2003. Following questions from the court, Hitachi Zosen was ordered to produce additional evidence and other materials and a further hearing was scheduled for October 9, 2003. Several additional hearings have been held, the sixth preliminary hearing was conducted on October 9, 2003, and subsequent hearings were held on December 8, 2003 and February 13, 2004. The Company intends to defend its position in this litigation vigorously.

  3D Systems, Inc. v. Aaroflex, et al.

        On January 13, 1997, the Company filed a complaint in U.S. District Court, Central District of California, against Aarotech Laboratories, Inc., Aaroflex, Inc. and Albert C. Young. Aaroflex is the parent corporation of Aarotech. Mr. Young is the Chairman of the Board and Chief Executive Officer of both Aarotech and Aaroflex. The original complaint alleged that stereolithography equipment manufactured by Aaroflex infringes six of our patents. In August 2000, two additional patents were added to the complaint. We seek damages and injunctive relief from the defendants, who have threatened to sue us for trade libel. To date, the defendants have not filed such a suit.

        Following decisions by the District Court and the Federal Circuit Court of Appeals on jurisdictional issues, Aarotech and Mr. Young were dismissed from the suit, and an action against Aaroflex is proceeding in the District Court. Motions for summary judgment by Aaroflex on multiple counts contained in our complaint and on Aaroflex's counterclaims have been dismissed and fact discovery in the case has been completed. Our motions for summary judgment for patent infringement and validity and Aaroflex's motion for patent invalidity were heard on May 10, 2001. In February 2002, the court denied Aaroflex's invalidity motions. On April 24, 2002, the court denied our motions for summary judgment on infringement, reserving the right to revisit on its own initiative the decisions following the determination of claim construction. The court also granted in part our motion on validity. On July 25, 2003, the court notified us that rulings on all patents in issue would be decided prior to September 30, 2003 and trial on any remaining unresolved issues following the rulings in this matter was rescheduled to November 12, 2003. The court has informed us that the trial date has been postponed to March 2004. The court has not issued any new rulings concerning any of the patents or the other trial issues.

  Securities and Exchange Commission investigation

        We are involved in an investigation that is being conducted by the Securities and Exchange Commission into matters pertaining to our historical revenue recognition practices that gave rise to the restatement of our prior-year financial statements in 2003. On October 20, 2003, we received a subpoena for documents from the SEC, stating that the agency is conducting a formal investigation of the Company. We are cooperating fully with the SEC in its investigation and are complying with the subpoena.

  Department of Justice inquiry

        On May 6, 2003, we received a subpoena from the U.S. Department of Justice to provide certain documents to a grand jury investigating antitrust and related issues within our industry. We have been advised that we currently are not a target of the grand jury investigation, and we are complying with the subpoena.

  EOS litigation

        The Company entered into an agreement on February 4, 2004 with EOS GmbH that settled all worldwide disputes and litigation between the Company and EOS GmbH. This litigation has been previously described in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 and in its Quarterly Reports on Form 10-Q filed during 2003.

        Under the terms of this settlement, the Company and EOS waived all claims for damages with respect to their pending disputes and litigation. In addition, both companies licensed various patents to each other. As part of this settlement, EOS is to pay the Company certain royalties for its patent license, and the Company expects to begin selling under its own brand certain laser sintering equipment and related products produced by EOS under an original equipment manufacturer or OEM supply agreement.

  Other litigation matters

        The following other litigation matters that the Company disclosed in its Annual Report on Form 10-K for the year ended December 31, 2002 or in Quarterly Reports on Form 10-Q during the year ended December 31, 2003 have terminated either without any material liability to the Company or for amounts that were provided for in the financial statements as of December 31, 2003:

  1.
  3D Systems, Inc. v. AMES.

  2.
  E. James Selzer v. 3D Systems Corporation.

  3.
  Regent Pacific Management Corporation v. 3D Systems Corporation.

        In addition, in December 2003, the court issued a final order approving the settlement of the Spinner v. Goldstein action, which had been settled in principle in 2001, for amounts that previously were provided for in the Company's financial statements.

        The Company is also involved in various other legal actions incidental to its business. The Company's management believes, after consulting with counsel, that the disposition of these other legal matters will not have a material effect on the Company's consolidated results of operations or consolidated financial position.

Item 4. Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of security holders during the fourth quarter of 2003.

Executive Officers of the Registrant

        The information appearing in the table below sets forth the current position or positions held by each executive officer of the Company and his age as of March 1, 2004. All of the Company's officers serve at the pleasure of the Board of Directors. There are no family relationships among any of the Company's officers or directors.

Name and Current Position	Age as of March 1, 2004
Abraham N. Reichental President and Chief Executive Officer	47
Charles W. Hull Executive Vice President, Chief Technology Officer	64
Kevin McAlea, Ph.D. Senior Vice President	45
Ray R. Saunders Senior Vice President	55
Robert M. Grace, Jr. Vice President, General Counsel and Secretary	57
Fred R. Jones Vice President and Chief Financial Officer	56
G. Peter V. White Vice President, Finance	63

        Mr. Reichental was elected President and Chief Executive Officer of the Company effective September 19, 2003. Previously, Mr. Reichental was employed by Sealed Air Corporation, a global manufacturer of food, protective and specialty packaging materials, for the past 22 years in various technical, marketing and operating positions, most recently serving as a corporate officer and Vice President and General Manager of the Shrink Packaging Division from May 2001 until September 2003, and from June 1999 until April 2001, as Sealed Air's Vice President Asia-Pacific.

        Mr. Hull is a founder of the Company and has served in various executive positions with the Company since 1986.

        Dr. McAlea was elected Senior Vice President, Global Marketing in November 2003. From May 2003 to November 2003, he served as Senior Vice President, Worldwide Revenue Generation and, from September 2001 to May 2003, as Vice President and General Manager, Europe. For more than five years prior to August 2001, he served in marketing, technical and executive positions with DTM Corporation, which the Company acquired in August 2001. At DTM, Dr. McAlea's last position was Vice President, Marketing and Business Development.

        Mr. Saunders was elected Senior Vice President, Global Services in November 2003. From May 2003 to November 2003, Mr. Saunders served as Senior Vice President, Operations and Development and, from July 2002 to May 2003, as Vice President of Operations and Development. Previously, he served as Vice President of Manufacturing beginning in September 2000. For more than five years prior to September 2000, Mr. Saunders served as Director of Operations for Axiohm

Transaction Solutions, Inc., a manufacturer and seller of specialty printers and related products, where he was responsible for the manufacturing operations of its San Diego Division.

        Mr. Grace was elected Vice President, General Counsel and Secretary effective November 3, 2003. Previously, Mr. Grace was employed by Sealed Air Corporation for the past 22 years, most recently serving as a Special Counsel from 1996 to 2003 and previously as General Counsel and Secretary.

        Mr. Jones was elected Vice President and Chief Financial Officer effective December 26, 2003. From March 2001 to December 2003, Mr. Jones was an independent financial consultant providing financial consulting services for privately held and publicly held companies. Prior to that, he served as Vice President and Chief Financial Officer of Thomas & Betts Corporation, a manufacturer and marketer of electrical and electronic connectors.

        Mr. White was elected Vice President, Finance on March 5, 2003. From June 2002 to March 2003, Mr. White served as Managing Director of WHI-Tec & Associates, a consulting firm formed by Mr. White. From January 1998 to June 2002, he served as Chief Financial Officer and Chief Operating Officer of MATRIX-Systems, Inc.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

        The following table sets forth, for the periods indicated, the range of high and low bid information per share of the Company's common stock as quoted on the NASDAQ Stock Market's National Market. The Company's stock trades under the symbol "TDSC".

		Historic Prices
Year	Period	High	Low
2002	First Quarter	$15.90	$9.16
	Second Quarter	15.80	10.80
	Third Quarter	13.55	5.75
	Fourth Quarter	8.51	4.98

2003	First Quarter	10.15	4.10
	Second Quarter	7.90	4.00
	Third Quarter	9.43	6.37
	Fourth Quarter	10.60	8.10

As of March 1, 2004, our outstanding common stock was held of record by 399 stockholders.

Dividends

        Holders of the Company's Series B Convertible Preferred Stock are currently entitled to receive, when, as and if declared by the Board of Directors, but only out of funds that are legally available therefor, cumulative dividends at the rate of $0.48 per share per year. Dividends on the Series B Convertible Preferred Stock, when declared, are payable semi-annually in May and November of each year so long as the Series B Convertible Preferred Stock remains outstanding. No dividends may be paid on any shares of common stock or on shares of any other stock ranking junior to the Series B Convertible Preferred Stock, unless all accrued and unpaid dividends have first been declared and paid in full with respect to the Series B Convertible Preferred Stock.

        In connection with the issuance of such shares in May 2003, the Company agreed to file a registration statement with the Securities and Exchange Commission covering the resale of the shares of common stock issuable upon conversion of the Series B Convertible Preferred Stock. The Company has filed such a registration statement. If that registration statement does not become effective by the close of business on May 5, 2004, the cumulative dividend rate on the Series B Convertible Preferred Stock will increase to 10% or $0.60 per share per annum.

        We do not currently pay any dividends on our common stock, and we currently intend to retain any future earnings for use in our business. Any future determination as to the payment of dividends on our common stock will be at the discretion of the Board of Directors and will depend on our earnings, operating and financial condition, capital requirements and other factors deemed relevant by the Board of Directors including the General Corporation Law of the State of Delaware, which provides that dividends are payable only out of surplus or current net profits. The declaration of dividends on our common stock also may be restricted by the provisions of credit agreements that we may enter into from time to time.

Item 6. Selected Financial Data

        The following summary of selected financial data for the periods set forth below has been derived from the Company's audited financial statements. You should read this information in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and with the Company's consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

	2003	2002	2001	2000	1999
	(in thousands of dollars, except per share amounts)
Consolidated Statement of Operations Data:
Systems	$41,081	$49,420	$53,925	$54,590	$48,246
Materials	32,003	31,619	30,633	25,267	18,560
Services	36,931	34,922	34,182	29,429	30,143

Total	110,015	115,961	118,740	109,286	96,949
Gross profit(1)	43,142	46,621	51,501	52,588	40,036
(Loss) income from operations(2)	(14,974)	(21,430)	(2,316)	12,064	(7,552)
Net (loss) income before income taxes	(17,876)	(5,957)	(3,349)	12,179	(7,541)
Cumulative effect of changes in accounting principles(1),(2)	(7,040)	—	—	—	—
Net (loss) income	(26,023)	(14,866)	(2,357)	7,870	(5,301)
Series B convertible preferred stock dividends(3)	867	—	—	—	—
Net (loss) income available to common stockholders	(26,890)	(14,866)	(2,357)	7,870	(5,301)
Net (loss) income available to common stockholders per share:
Basic	$(2.10)	$(1.16)	$(0.19)	$0.66	$(0.47)
Diluted	$(2.10)	$(1.16)	$(0.19)	$0.61	$(0.47)
Consolidated Balance Sheet Data:
Working capital net asset (net liability)	$18,823	$(8,608)	$16,008	$44,275	$31,219
Total assets	131,465	132,233	164,942	109,623	90,658
Current portion of long-term debt	165	10,500	3,135	120	110
Long-term liabilities, less current portion	39,208	17,487	33,179	7,585	9,168
Series B convertible preferred stock(3)	15,210	—	—	—	—
Total stockholders' equity	$36,698	$59,866	$78,429	$71,522	$59,608
Other Data:
EBIT(4)	$(21,926)	$(3,321)	$(1,749)	$12,514	$(7,330)
Depreciation and amortization	8,427	9,902	7,704	6,245	6,068
Interest expense	2,990	2,636	1,600	335	211
EBITDA(4)	(13,499)	6,581	5,955	18,759	(1,262)
Capital expenditures	$874	$3,210	$3,317	$4,893	$7,719

(1)
As of December 31, 2003, the Company changed is method of accounting for amortization of one of its patent licenses. Amortization of the license cost had been based upon the number of units produced during the period as a percentage of the total number of units estimated to be sold over the life of the license. The Company treated this change as a change in accounting principle. See Note 2 to the Consolidated Financial Statements. The effect of this change in accounting principle was to increase the Company's cost of sales in 2003 by $320 and its net loss in 2003 by $1,396. As a result of this change, the amortization of the license cost in 2003 was applied on a straight-line basis over the approximate 7-year life of the license and is included in cost of sales. The cumulative effect of this change in accounting principle of $1,076, if applied retroactively, would have increased cost of sales by $310, $263, $345 and $158 for the years ended December 31, 2002, 2001, 2000 and 1999, respectively. The increase in cost of sales would have had a corresponding effect on other elements of the Company's results of operations for those periods. The Company had previously recorded amortization expense in cost of sales of $108, $155, $74 and $51 for the years ended December 31, 2002, 2001, 2000 and 1999, respectively.

(2)
As of December 31, 2003, the Company changed its method of accounting for legal fees incurred in the defense of its patents and license rights. These costs had been recorded as intangible assets on the balance sheet and were being amortized over the lives of the related patent or license rights, which range from seven to nine years. The Company treated this change as a change in accounting principle. See Note 2 to the Consolidated Financial Statements. As a result of this change, legal fees incurred in the defense of patents and licenses for the year ended December 31, 2003 were recorded as part of selling, general and administrative expenses. Amounts of such legal fees previously capitalized for the years ended December 31, 2002, 2001 and 2000 of $4,487, $827 and $1,065, respectively, were expensed in 2003 and were recorded as the cumulative effect of a change in accounting principle in the statement of operations, net of accumulated amortization of $415. No such costs were incurred in 1999. The Company had previously recorded $283 and $132 of amortization expense for these capitalized legal fees for the years ended December 31, 2002 and 2001, respectively. No amortization expense was recorded for such legal fees in 2000 or 1999.

(3)
The Series B Convertible Preferred Stock pays a cumulative cash dividend at an annual rate of 8% or $0.48 per share, payable semi-annually in arrears in May and November when, as and if declared by the Board of Directors, and is subject to mandatory redemption on May 5, 2013 at $6.00 per share, plus any accrued and unpaid dividends, to the extent that it then remains outstanding. The dividends accrued through November 2003 of $641 or $0.24 per share were declared and paid in December 2003.

(4)
EBIT is defined as (loss) earnings before interest expense and provisions for income taxes. EBITDA is defined as EBIT plus depreciation and amortization. The Company's management believes that EBIT and EBITDA are of interest to investors as frequently used measures of a company's ability to generate cash to service its obligations, including debt service obligations, and to finance capital and other expenditures. EBIT and EBITDA do not purport to represent net earnings or net cash provided by operating activities, as those terms are defined under generally accepted accounting principles, and should not be considered as an alternative to such measurements or as indicators of the Company's performance. The Company's definition of EBIT and EBITDA may not be comparable to similarly-titled measures used by other companies. EBIT and EBITDA are among the indicators used by the Company's management to measure the performance of the Company's operations and are also among the criteria upon which performance-based compensation may be based. The following table sets forth the reconciliation of

  EBIT and EBITDA to net cash provided by operating activities for the five years ended December 31, 2003.

	2003	2002	2001	2000	1999
	(in thousands of dollars, except per share amounts)
Reconciliation of net cash provided by operating activities to EBIT and EBITDA:
Net cash provided by operating activities	$1,182	$1,314	$6,649	$5,126	$1,589
Adjustment for items included in cash provided by operating activities but excluded from the calculation of EBIT and EBITDA:
Valuation allowance for deferred taxes	—	(7,813)	—	—
Deferred income taxes	—	—	1,882	(1,979)	2,881
Gain on arbitration settlement	—	20,310	—	—	—
Adjustments to allowance accounts	(990)	(2,942)	(290)	—	(2,062)
Adjustments to inventory reserves	(1,755)	(585)	(336)	—	—
Net gain (loss) on disposal of fixed assets	(386)	(263)	(834)	—	—
Tax benefit related to stock option exercises	—	—	(1,215)	(2,046)	—
Stock compensation expense	(1,321)	(64)	—	(52)	—
Payment of interest on employee note with stock	5	—	—	—	—
Forgiveness of employee loan	—	—	—	(47)	—
Cumulative effect of changes in accounting principles	(7,040)	—	—	—	—
Impairment of intangible assets of OptoForm Sarl assets	(847)	—	—	—	—
Changes in operating assets and liabilities, net	(6,444)	(14,921)	(509)	13,113	(1,641)
Interest expense	2,990	2,636	1,600	335	211
Income tax expense (benefit)	1,107	8,909	(992)	4,309	(2,240)

EBITDA	(13,499)	6,581	5,955	18,759	(1,262)
Less: depreciation and amortization	(8,427)	(9,902)	(7,704)	(6,245)	(6,068)

EBIT	$(21,926)	$(3,321)	$(1,749)	$12,514	$(7,330)

Item 7. Management's Discussion and Analysis Of Financial Condition and Results Of Operations

        The following discussion should be read in conjunction with the selected financial data and the Company's consolidated financial statements set forth in this Annual Report on Form 10-K. Certain statements contained in this discussion may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, as discussed more fully herein.

        The forward-looking information set forth in this Annual Report on Form 10-K is provided as of the date of this filing, and the Company undertakes no duty to update this information. More information about potential factors that could affect the Company's business and financial results is included in the section entitled "Cautionary Statements and Risk Factors" below.

Overview

        The Company develops, manufactures and markets solid imaging systems and related products and materials that are designed to reduce the time it takes to produce three-dimensional objects. The

Company's consolidated revenues are derived primarily from the sale of its systems, the related materials used by the systems to produce solid objects and the provision of services to its customers.

        The following table sets out the amounts and percentages of the Company's revenues by class of product and service for each of the three years ended December 31, 2003:

	2003		2002		2001
	($ in thousands)
Systems	$41,081	37.3%	$49,420	42.6%	$53,925	45.4%
Materials	32,003	29.1	31,619	27.3	30,633	25.8
Services	36,931	33.6	34,922	30.1	34,182	28.8

Total	$110,015	100.0%	$115,961	100.0%	$118,740	100.0%

        During the three years ended December 31, 2003, the Company's consolidated revenues were adversely impacted by a number of factors, which included:

  •
  The overall economic slowdown worldwide.

  •
  Increased demand by customers for lower-cost and smaller-frame systems.

  •
  A reduction in the volume of stereolithography materials sold following the termination of the Company's distribution agreement with Vantico, Inc. in 2002 and the subsequent introduction of the Company's own stereolithograhpy materials.

  •
  Limited new product introductions.

  •
  Customer concerns regarding the Company's financial performance and stability.

        Concurrently, the Company's costs were adversely affected by a number of factors, which included:

  •
  In anticipation of higher sales levels, personnel costs and infrastructure costs were increased in the first half of 2001, and operating costs from the combined operations of the Company and DTM Corporation were not downsized immediately following the acquisition of DTM in August 2001.

  •
  Employee termination costs were incurred in 2002 and 2003, as reductions in force were implemented to better align the Company's infrastructure with the Company's revenues.

  •
  Higher professional fees associated with the Company's investigation of revenue recognition issues in 2003 and various other matters. That investigation also led to internal distraction from the pursuit of the Company's business.

        Cash flow was also adversely affected by increasing legal fees, particularly in 2002 and 2003, associated with patent litigation, primarily related to a series of disputes between the Company and EOS GmbH.

        As a result of these factors, the Company's revenues declined, and the Company sustained losses in each of the three years ended December 31, 2003.

        The Company has taken a number of steps to address these issues:

  •
  Cost-reduction actions were undertaken in the second and third quarters of 2002 and 2003, including reductions in force and the closure of facilities in Texas and Michigan. As a consequence of these actions, operating costs for each quarter of 2003 were lower than operating costs in each of the corresponding quarters of 2002, except that operating costs in the fourth quarter of 2003 were higher because of an increase of $7.0 million of costs in that quarter associated with changes in accounting principles arising from decisions to expense legal fees associated with patent litigation that had previously been capitalized and to change the method of amortization for one of its patent licenses and because of an impairment of intangible assets of $0.8 million relating to the Company's 2001 acquisition of OptoForm Sarl.

  •
  Working capital management efforts and, to a lesser extent lower revenues, reduced the Company's investment in inventory and trade receivables by $24.7 million during the two years ended December 31, 2003.

  •
  As discussed in Liquidity and Capital Resources below, two long-term financings were consummated in 2003. The $37.3 million of net proceeds from these private placements were used to pay off higher-cost bank debt and to increase working capital.

  •
  As described elsewhere in this Annual Report on Form 10-K, in the latter part of 2003, several management positions were filled with individuals from outside the Company who have many years of relevant management experience, and other managers were re-assigned. In the third and fourth quarters of 2003, new managers were appointed to the positions of chief executive officer, chief financial officer, general counsel, head of operations and, in the first quarter of 2004, head of global sales. Also, three experienced Company managers were appointed to head global marketing, global services and technology.

  •
  Priorities were established in December 2003 to focus on customers, cash flow, operational excellence and innovation. Strategic initiatives undertaken as part of these priorities include steps to focus on key industries and applications, penetrate and expand the three-dimensional printing business, broaden the range of customer services, speed new-product development, optimize operations and the Company's supply chain, and create a strong performance culture within a highly ethical business.

  •
  As part of these strategic initiatives, four new products were introduced in the latter part of 2003:

  •
  Amethyst™ SL material, primarily for jewelry manufacturers for direct investment casting in precious metals.

  •
  The InVision™ 3-D printer, the Company's new economically priced third-generation MJM printer using hot-melt ink-jet technology.

  •
  LaserForm™ A6 material for producing steel-tool products.

  •
  Hardware and software upgrades that enable operators of our Vanguard™ systems to increase the output of their systems.

      Net sales of these new products were not material to the Company's results of operations in the year ended December 31, 2003. The Company also announced the planned introduction of its Bluestone™ SL engineered composite material for exceptional stiffness and strength. Plans to introduce other products under development have been accelerated.

  •
  Several outstanding lawsuits have been settled. Most notably, the litigation between the Company and EOS GmbH was settled early in February 2004. Under the terms of that settlement, the Company and EOS waived all claims for damages with respect to their pending disputes and litigation and licensed various patents to each other. As part of that settlement, EOS is to pay the Company certain royalties for its patent license, and the Company expects to begin selling under its own brand certain laser sintering equipment and related products under an OEM supply agreement with EOS. Legal expenses of the EOS and other patent litigation amounted to approximately $5.7 million in 2003.

        As a result of these cost-reduction efforts, working capital management improvements and financings, cash at December 31, 2003 was $24.0 million. Revenues in the fourth quarter of 2003 increased by 10.0% compared with the fourth quarter of 2002, and it was the first quarter since 2002 that the Company had a year-to-year increase in quarterly revenue. Primarily as a result of net operating loss carry-forwards arising from the Company's net losses, the Company has a net deferred tax asset of $29.8 million that can be used to offset primarily the Company's U.S. income tax liability in future years. This asset has been offset with a valuation reserve in the same amount because of the uncertainty of the Company's ability to realize the future benefit of this asset.

        While the Company believes that the recent developments discussed above are generally favorable, there can be no assurance that they reflect a positive trend in the Company's business that will be realized.

2003 Compared to 2002

  Consolidated revenues

        The principal factors affecting the Company's consolidated revenues in 2003 compared with 2002 were changes in unit volume, changes in product mix, changes in average selling prices and foreign currency translation. As noted above, the worldwide economic slowdown adversely affected the Company's consolidated revenues in 2003 and 2002 although those adverse effects were partially offset by the additional revenues of DTM Corporation, which were included in the Company's financial statements for the four months following its acquisition in 2001 and in 2002 and 2003.

        Consolidated revenues in 2003 were $110.0 million, a decrease of 5% compared to $116.0 million in 2002. Before giving effect to foreign currency translation, the decrease in revenue in 2003 was primarily the result of an $8.3 million decrease in systems revenue, partially offset by an increase in service revenue of $2.0 million and an increase in materials revenue of $0.4 million. The Company's 2003 revenue includes a $3.4 million favorable effect of foreign currency translation without which the Company's 2003 revenue would have been lower by a corresponding amount.

        Consolidated revenues from U.S. operations in 2003 were $51.8 million compared to $57.4 million in 2002, representing approximately 47% of consolidated revenues in 2003 compared to 49% in 2002. The $5.6 million decrease in revenue from U.S. operations in 2003 was primarily due to decreases in systems revenue of $5.2 million and in materials revenue of $1.1 million, partially offset by an increase of $0.7 million in service revenue. The decline in systems revenue in 2003 resulted primarily from a change in product mix from larger-frame systems to smaller-frame systems which led to an increase in volume of $1.3 million that was more than offset by a decline in average selling prices for systems of $5.2 million and a decline in revenue from other products of $1.3 million. The decrease in materials revenue resulted from a decrease in average selling prices of $4.8 million that was partially offset by an increase in volume of $3.7 million. The small increase in service revenue resulted primarily from an increase in product up-grade revenue, partially offset by a decrease in installation and service revenue.

        Consolidated revenues from operations outside the United States, primarily in Europe and the Asia-Pacific region, were $58.2 million in 2003 and $58.6 million in 2002, representing 53% and 51% of consolidated revenues in 2003 and 2002, respectively, as changes in revenue from the Company's products and services were almost completely offset by the favorable effect of foreign currency translation. For information with respect to revenue by geographic area, see Note 24 to the Consolidated Financial Statements.

        European revenues were $42.0 million in 2003 compared to $44.5 million in 2002, representing 38.2% and 38.4% of consolidated revenues in 2003 and 2002, respectively. The decrease in European revenue in 2003 includes $3.1 million arising from the favorable effect of foreign currency translation, which was more than offset by decreases in volume of $3.0 million and in average selling prices of $1.4 million for systems, materials' volume increases of $1.1 million that were more than offset by average selling price decreases of $2.0 million, and service revenue decreases of $0.3 million as a result of a reduction in service maintenance contracts.

        Asia-Pacific revenues were $16.2 million in 2003 compared to $14.1 million in 2002, representing 14.7% and 12.1% of consolidated revenues in 2003 and 2002, respectively. The increase in Asia-Pacific revenues in 2003 resulted primarily from a $3.7 million increase from higher average selling prices across the Company's product lines, an increase in materials volume of $1.0 million, and $0.3 million arising from the favorable effect of foreign currency translation, partially offset by decreases in volume of systems sales of $2.9 million.

        Consolidated revenues from systems and related products were $41.1 million in 2003 compared to $49.4 million in 2002, representing 37.3% and 42.6% of consolidated revenues in 2003 and 2002, respectively. The decrease in 2003 was primarily due to decreases in volume and in average selling prices of $7.6 million and $1.0 million, respectively, partially offset by $1.1 million arising from the favorable effect of foreign currency translation. The decreases in volume and average selling prices arose primarily from a shift in product mix from larger-frame to smaller-frame systems worldwide. The Company's sales of small-frame systems benefited modestly from new applications, including hearing aids and jewelry. In addition, other systems' revenue, mostly derived from rentals, royalties and other products, decreased by $0.8 million.

        Systems orders and sales may fluctuate on a yearly basis as a result of a number of factors, including world economic conditions, fluctuations in foreign currency exchange rates, customer acceptance of new products and the timing of product shipments. Due to the price of certain systems and the overall low unit volumes, the acceleration or delay of shipments of a small number of higher-end systems from one period to another can significantly affect the results of operations for the periods involved.

        Consolidated revenues from materials were $32.0 million in 2003 compared to $31.6 million in 2002, representing 29.1% and 27.3% of consolidated revenues in 2003 and 2002, respectively. In 2003, an increase in volume of materials sold of $5.8 million and the favorable effect of foreign currency translation related to materials sold of $1.4 million was largely offset by lower average selling prices of $6.8 million.

        Consolidated revenues from services were $36.9 million in 2003 compared to $34.9 million in 2002, representing 33.6% and 30.1% of consolidated revenues in 2003 and 2002, respectively. The higher level of revenues from services in 2003 was due primarily to increases in revenue from upgrading existing products of $1.3 million and the favorable effect of $1.0 million of foreign currency translation associated with service activities, partially offset by a decrease in maintenance, warranty and other revenues of $0.3 million.

  Costs and margins

        Cost of sales amounted to $66.9 million in 2003 compared to $69.3 million in 2002, representing 60.8% and 59.8% of consolidated revenues in 2003 and 2002, respectively. The decrease in cost of sales in 2003 resulted primarily from the effect of lower revenues partially offset by $1.6 million of higher costs arising from the effect of foreign currency translation. Cost of sales in 2003 also includes $0.3 million attributable to the change in accounting principle relating to the discontinuance of the unit-of-production method of amortization for one of the Company's patent licenses. See Note 2 to the Financial Statements. As noted below under "Severance and other restructuring costs", during 2002 and 2003, the Company took steps to reduce its direct labor costs as a result of the lower level of revenues.

        The Company's gross profit of $43.1 million or 39.2% of total revenue in 2003 decreased $3.5 million from 2002 due primarily to changes in product mix. The Company's materials revenue, increases in service revenue and product upgrades contributed favorably to gross profit. However, these favorable effects were more than offset by a decrease in margins from sales of our systems that arose from the change in product mix referred to above.

  Selling, general and administrative expenses

        Selling, general and administrative expenses were $48.6 million in 2003 compared to $48.3 million in 2002, representing 44.2% and 41.7% of consolidated revenues in 2003 and 2002, respectively. The Company realized cost savings of $10.3 million in 2003 from the reductions in workforce and improved cost controls undertaken in 2003 and 2002 and $1.1 million in lower commissions, but these cost savings were more than offset by legal and other professional fees of $4.6 million incurred in the investigations related to the Company's revenue recognition practices conducted by the Company's Audit Committee and the Securities and Exchange Commission, a Department of Justice inquiry and other litigation and $1.8 million of executive recruitment and other expenses. In addition, as of December 31, 2003, the Company changed its accounting policy of capitalizing legal fees incurred in the defense of its patent rights, resulting in additional legal fees of $4.7 million being charged to selling, general and administrative expenses in 2003. See Note 2 to the Consolidated Financial Statements. The Company also evaluated its intangible assets relating to its 2001 acquisition of OptoForm Sarl at December 31, 2003 and determined that approximately $0.8 million of the value of the intangible assets arising from that transaction was impaired. The Company accordingly wrote-off that amount to selling, general and administrative expenses.

  Research and development expenses

        Research and development expenses were $9.0 million in 2003 compared to $15.4 million in 2002, representing 8.2% and 13.3% of consolidated revenues in 2003 and 2002, respectively. The 42% decrease in research and development expenses in 2003 was primarily due to cost savings realized from the reductions in workforce and other cost-saving measures undertaken in 2002 and 2003 that are discussed below.

  Severance and other restructuring costs

        Severance and other restructuring costs in 2003 were $0.4 million compared to $4.4 million in 2002. These costs resulted from the Company's reduction in its workforce of 6.2% or 27 employees in the United States in April 2003 and by an additional 3.9% or 16 employees worldwide in August 2003 as a result of the continuing weak business environment.

        In view of the overall negative impact of economic conditions on the Company's business that began in 2001, in April 2002 the Company implemented an approximate 10% reduction in workforce worldwide, resulting in the elimination of 63 positions. After reviewing its operating results for the second quarter of 2002 and the long-term prospects for the worldwide economy, the Company took the additional steps of closing its facilities in Austin, Texas and Farmington Hills, Michigan and of reducing its workforce by an additional 20% or 109 employees. As a result of these activities, the Company recorded severance and other restructuring costs of $4.4 million in 2002.

  Loss from operations

        Operating loss for 2003 declined 30.0% to $15.0 million as the decline in the Company's operating costs was partially offset by a decline in gross profit.

        Depreciation and amortization included in operating loss was $8.4 million in 2003 and $9.9 million in 2002. In view of the changes in accounting principles discussed above and the Company's reduced level of capital expenditures in 2003, the Company expects depreciation and amortization to be in the range of $8.0 milion in 2004.

  Interest and other (expense) income, net

        Interest and other expense, net for 2003 and 2002 consisted primarily of interest expense. Interest expense was $3.0 million in each year. See Note 16 to the Consolidated Financial Statements.

  Provision for (benefit from) income taxes

        For 2003, the Company's tax provision was $1.1 million compared to a tax provision in 2002 of $8.9 million which had the effect of substantially increasing the Company's net loss in 2002. The 2003 tax provision arose from taxes on foreign operations. During 2003, the Company recorded a tax benefit of $11.1 million arising primarily from its net loss for the year, and the Company increased its valuation allowance for net deferred tax assets by the same amount in light of its cumulative and continuing losses. At December 31, 2003, the Company's net deferred tax assets, before giving effect to its accumulated valuation allowances, were approximately $29.8 million.

        The decline in the Company's provision for income taxes in 2003 was due primarily to the absence in 2003 of the $12.9 million increase in the reserve for deferred tax assets originating in 2002 and prior years that the Company recorded in 2002.

  Cumulative effect of changes in accounting principles

        As discussed above, as of December 31, 2003, the Company changed its methods of accounting for legal fees incurred in the defense of its patents and license rights and of amortizing one of its patent licenses. See Note 2 to the Consolidated Financial Statements. As a result, in addition to a $4.7 million incremental increase in selling, general and administrative expenses mentioned above and a $0.3 million increase in cost of sales, the cumulative effect of such changes in accounting principles amounted to approximately $7.0 million, net of applicable income tax effect.

  Net loss

        In 2003, for the reasons set forth above, the Company's net loss available to common stockholders was $26.9 million or $2.10 per share of common stock (basic and diluted). Net loss available to common stockholders before the cumulative effect of the changes in accounting principles discussed above was $19.9 million or $1.55 per share of common stock. The net loss also included $0.9 million of dividends, including accretion of preferred stock issuance costs, accrued on the Company's outstanding Series B Convertible Preferred Stock. In December 2003, the Company paid $0.6 million in dividends to the holders of the Series B Convertible Preferred Stock. The effect of such dividends per share on the common stockholders was to increase the loss per share available to common stockholders by $0.07 per share.

        The Company's net loss available to common stockholders in 2002 was $14.9 million or $1.16 per share of common stock (basic and diluted). The principal reasons for the Company's higher net loss available to common stockholders in 2003 were:

    •
    the $6.5 million reduction in the Company's loss from operations; and

    •
    the $7.8 million reduction in the Company's provision for income taxes that were more than offset by:

    •
    the absence in 2003 of the effect of the $18.5 million arbitration gain that the Company recorded in 2002;

    •
    the $7.0 million cumulative effect of the Company's changes in accounting principles discussed above; and

    •
    the accrual of dividends on the Company's Series B Convertible Preferred Stock, which began in 2003.

2002 Compared to 2001

  Sales

        Sales in 2002 were $116.0 million, a decrease of 2.3% from the $118.7 million recorded in 2001. Sales for 2001 reflect the consolidated results of DTM as of August 17, 2001. The SLS® product line of machines and materials resulting from the DTM acquisition contributed $27.9 million and $13.8 million in revenue in 2002 and 2001, respectively.

        Product sales of $81.0 million were recorded in 2002, a decrease of 4.2% compared to $84.6 million for 2001. Without the inclusion of the SLS® product line (which includes materials from the SLS® product line), product sales of $53.1 million would have been recorded for 2002, compared to $70.8 million for 2001. This decrease in product sales is due primarily to the decrease in our sales of ThermoJet® solid object printers and related equipment of $3.3 million or 63.3%, a decrease in sales of our SLA® systems and related equipment of $6.0 million or 17.1% and a decrease in materials revenue of $8.5 million, or 33.4%.

        Machine revenue decreased approximately $7.5 million or 14.5% from $51.4 million in 2001 to $43.9 million in 2002. The decrease is attributable to a decrease of approximately $18.3 million in volume, offset by a $10.9 million increase in our average price. The offsetting variances represent the shift in machine sales mix from ThermoJet® solid object printers and SLA® machines to the newer SLS® product line. In 2002, we sold a total of 139 SLA® systems compared to 2001 in which we sold a total of 190 SLA® systems. In addition, we sold 44 SLS® systems in 2002, compared to 39 SLS® systems in 2001. SLS® unit sales from 2001 reflect the consolidated results of DTM as of August 17, 2001. The reduction in the number of units sold is a result of the economic slowdown worldwide during most of 2002.

        Overall, our material revenue increased approximately $0.9 million or 3.2% from $30.6 million in 2001 to $31.6 million in 2002. The increase is attributable to a decrease of approximately $0.2 million in volume, offset by an increase of approximately $0.9 million in the average price. Without the inclusion of $14.6 million and $5.1 million in materials revenue from the SLS® product line in 2002 and 2001, respectively, materials revenue of $17.0 million were recorded in 2002, a 33.4% decrease from the $25.5 million recorded in 2001. The decrease in materials revenue is due to the termination of our distribution relationship with Vantico partially offset by sales of our internally manufactured material.

        System orders and resultant sales may fluctuate on a yearly basis as a result of a number of factors, including world economic conditions, fluctuations in foreign currency exchange rates, customer acceptance of new products and the timing of product shipments. Due to the price of certain systems and the overall low unit volumes, the acceleration or delay of shipments of a small number of higher-end SLA® systems from one period to another can significantly affect the results of operations for the periods involved.

        Service sales in 2002 totaled $34.9 million, an increase of 2.2% from $34.2 million in 2001. The increase primarily reflects added service revenue of approximately $2.3 million from the DTM business as well as an increase in the installed base of machines, partially offset by a decline in other service revenue. The increase in maintenance contract revenue reflects a continued emphasis of providing a multitude of maintenance contract options to our customers and enhanced selling efforts in this area, coupled with an increase in the installed base of machines.

        Sales for our U.S. operations for 2002 and 2001 were $57.4 million and $61.0 million, respectively, a decrease of 6.1%. Sales for our European operations were $44.5 million, a slight increase from the $44.3 million recorded in 2001. Sales for our Asia-Pacific operations for 2002 were $14.1 million, an increase of 5.2% from the $13.4 million recorded in 2001 primarily due to an increase in service revenues. As noted above, the economic slowdown worldwide has impacted our overall sales for 2002. This was partially offset by the addition of DTM revenue for four months in 2001 and twelve months in 2002.

  Cost of sales

        Cost of sales increased to $69.3 million or 59.8% of sales in 2002 from $67.2 million or 56.6% of sales in 2001. Without the inclusion of the SLS® product line, cost of sales were $55.7 million or 63.3% of sales in 2002 and $59.8 million or 56.9% in 2001.

        Product cost of sales as a percentage of product sales increased to 53.6% in 2002 from 50.0% in 2001. Without the inclusion of the SLS® product line, product cost of sales as a percentage of product sales was 56.0% in 2002 and 49.2% in 2001. The increase in product cost of sales as a percent of product sales in 2002 compared to 2001 is due primarily to a shift in the sales mix from higher-end SLA® systems to our smaller systems, which have lower margins. The lower-end systems appeal to a broader base of customers, and we anticipate that the lost margin will be recovered over time by the increased sales volume.

        Service cost of sales as a percentage of service sales increased to 74.3% in fiscal year 2002 from 73.0% in 2001. The increase is due to an increase in fixed costs of our education centers, which are located in certain of our facilities that we maintain to train customers to use our products, and technology centers, attributable to the addition of the SLS® product line.

  Selling, general and administrative expenses

        Selling, general and administrative expenses totaled $48.3 million in 2002 and $42.8 million for 2001. The increase primarily reflects the added selling, general and administrative expenses of DTM for the full year of 2002 compared to only four months of 2001. In 2002, the incremental expenses incurred by the Company included the following: bad debt expense of $2.6 million, directors and officers insurance of $0.6 million, group medical benefits of $2.2 million and professional fees of $0.5 million. Bad debt expense for 2002 was approximately $2.9 million. During 2002, we expensed approximately $2.4 million for receivables owed by customers and $0.5 million in receivables pertaining to the sale of certain assets of our Keltool business which became uncollectible. These expenses are partially offset by headcount related cost savings net of employee severance.

  Research and development expenses

        Research and development expenses in 2002 increased to $15.4 million or 13.3% of revenue compared to $11.0 million or 9.3% of revenue in 2001. The increase in research and development expenses is primarily due to development costs related to the InVision™ si2™ 3-D printer and the decision to maintain our facility in Austin, Texas, acquired as part of the DTM acquisition. Also included in 2002 was approximately $1.5 million of amortization related to technology acquired in the DTM acquisition. Due to our decrease in workforce in the second and third quarters of 2002, including closing the facility in Austin, Texas, we anticipate future research and development expenses to be more in line with historical levels related to revenues.

  (Loss) income from operations

        Operating loss for 2002 was $21.4 million compared to $2.3 million in 2001 due to lower gross profits and higher operating expenses in 2002.

  Gain on arbitration settlement

        Gain on arbitration settlement reflects an $18.5 million gain associated with the Vantico arbitration which was recorded in the first quarter of 2002. See Note 26 to the Consolidated Financial Statements.

  Interest and other (expense) income, net

        Interest and other expense, net for 2002 was $3.0 million compared to interest and other expense, net of $1.0 million in 2001. The increased expense in 2002 reflects a higher average debt balance and our higher average cost of capital during 2002.

  Provision for (benefit from) income taxes

        For 2002, our tax provision was $8.9 million or (149.6)% of the pretax loss, compared to a tax benefit of $1.0 million or 29.6% of the pretax loss in 2001. The 2002 tax provision included an increase of the valuation allowance of deferred tax assets in the amount of $12.9 million or (217.5)% of the pretax loss, thereby fully reserving the balance of the deferred tax assets. The determination to fully reserve the deferred tax assets was based primarily on our cumulative losses in recent years, our current deficit operations and our projected operating losses through the third quarter of 2003. We determined that it was more likely than not that we would not be in a position to realize the benefit from these tax assets in future periods until such time as the Company reaches a level of profitability that supports the reduction or reversal of the valuation allowance. For 2001, the valuation allowances for deferred taxes related primarily to the realizability of foreign net operating losses and DTM net operating losses, which were transferred to us in connection with the acquisition of DTM. Although realization was not assured, we believed at that time that it was more likely than not that we would realize the benefits of the net deferred tax assets. As of December 31, 2002, we had a net deferred tax asset, before the valuation allowance adjustment, in the total amount of $18.7 million.

Liquidity And Capital Resources

        The Company's principal sources of liquidity are the net proceeds of external financing transactions and cash flow from operations. At December 31, 2002 and thereafter, the Company's operating results and financial condition led its independent auditors to express concern in their report on the Company's financial statements for the year ended December 31, 2002 as to the Company's ability to continue as a going concern. The Company's cash balances were continuing to decline, and the Company was operating under waivers of financial covenant defaults under its principal credit agreements.

  Recent financing transactions

        In May 2003, the Company privately placed 2,634,016 shares of Series B Convertible Preferred Stock at a price of $6.00 per share and received gross proceeds of $15.8 million. The net proceeds from this transaction were $15.2 million. The Company used $9.6 million of the proceeds from this offering to pay off its term loan from U.S. Bank, National Association and used the remainder for working capital.

        In November and December 2003, the Company privately placed $22.7 million principal amount of 6% convertible subordinated debentures, which mature on November 30, 2013. The net proceeds from this offering were approximately $22.1 million. The Company used $8.6 million of the net proceeds to repay the remaining outstanding balance owed under its credit facility with U.S. Bank, National Association, which was then terminated, and the Company intends to use the remainder of such net proceeds for working capital purposes.

  Working capital

        The Company's net working capital was $18.8 million at December 31, 2003 compared to a net deficit of $8.6 million at December 31, 2002. This improvement was primarily due to:

    •
    an increase in cash and cash equivalents of $21.7 million resulting from net cash arising from the issuance of the Company's Series B Convertible Preferred Stock and 6% convertible subordinated debentures and cash provided by operations of $1.2 million in 2003;

    •
    a decline of $12.8 million in the current portion of long-term debt and outstanding lines of credit as a result of the repayment of the Company's outstanding bank credit facilities in 2003; and

    •
    a net reduction of $3.5 million in accounts payable and accrued liabilities.

partially offset by:

    •
    a $6.8 million reduction in accounts receivable and a $2.3 million reduction in inventory.

The changes in accounts payable, accrued liabilities, accounts receivable (net) and inventories (net) as well as in other items of working capital not discussed above were the result of changes in the ordinary course of the Company's business.

  Cash flow

        The following table summarizes the cash used in or provided by operating activities, investing activities and financing activities for the years ended December 31, 2003, 2002 and 2001:

	2003	2002	2001
	(in thousands)
Cash provided by operating activities	$1,182	$1,314	$6,649
Cash used in investing activities	(2,131)	(11,015)	(58,088)
Cash provided by financing activities	$22,229	5,843	40,907

  Cash flow from operations

        Net cash provided by operating activities in 2003 was $1.2 million as substantially all of the Company's net loss of $26.0 million was offset by changes in non-cash expenses and in operating accounts. The changes in the operating accounts arose in the ordinary course of business. Non-cash items included:

    •
    A charge of $7.0 million for the cumulative effect (through December 31, 2002) of the changes in accounting principles discussed above.

    •
    An impairment of $0.8 million for intangible assets acquired in the 2001 acquisition of OptoForm Sarl, which the Company recorded at December 31, 2003.

    •
    Depreciation and amortization of $8.4 million.

    •
    Adjustments to allowance accounts of $2.7 million, and

    •
    Stock compensation expense of $1.3 million.

        Net cash provided by operating activities in the year ended December 31, 2002 of $1.3 million primarily resulted from the decrease in the accounts receivable balance of $8.5 million and the decrease of inventories of $7.1 million partially offset by a net loss of $14.9 million which included a non-cash gain from the Vantico settlement of $20.3 million, a non-cash charge of $12.9 million resulting from an increase in the valuation allowance for deferred income taxes and non-cash charges for depreciation and amortization and adjustments to allowance and reserve accounts of $13.4 million. Furthermore, cash provided by operations decreased due to a decrease in accounts payable of $2.6 million.

        Net cash provided by operating activities for the year ended December 31, 2001 of $6.6 million primarily resulted from depreciation and amortization of $7.7 million and a decrease of lease receivables of $2.9 million, reflecting the sale of $2.7 million of lease receivables. The increases in operating expenses were partially offset by a decrease of accrued liabilities in $2.3 million.

  Cash used in investing activities

        Net cash used in investing activities in 2003 was $2.1 million, reflecting the Company's reduced level of capital expenditures and the absence of capitalized patent legal defense costs relating to the change in accounting principle with respect to such costs that is discussed above. Capital expenditures were $0.9 million in 2003, $3.2 million in 2002 and $3.3 million in 2001. The Company expects its capital expenditures in 2004 to be in the range of $2.5 million to $3.2 million.

        Net cash used in investing activities in 2002 was $11.0 million. These investing activities primarily related to additions to licenses and patents of $4.7 million related to capitalized patent legal fees and new patent filings, additions to property and equipment of $3.2 million for machinery and equipment, scheduled payments of $1.2 million for the OptoForm acquisition, and $2.0 million in payments for the RPC acquisition.

        Net cash used in investing activities in 2001 was $58.1 million. These investing activities primarily related to the $49.6 million acquisition of DTM, additions to property and equipment of $3.3 million, the investment in RPC of $2.2 million and the Company's payment of $1.4 million of the purchase price for OptoForm Sarl.

        On August 24, 2001, the Company completed the purchase of all the outstanding shares of common stock of DTM for approximately $49.6 million in cash and liabilities assumed. DTM's operations have been fully integrated into our existing business allowing us to realize synergies and cost savings. The acquisition allows us to offer our customers an expanded product line and increases our capabilities in the areas of functional prototypes and instant manufacturing.

        In February 2001, the Company acquired the stock and intellectual property of OptoForm™ Sarl for an aggregate purchase price of $2.6 million, of which $1.4 million was paid in cash at the time of closing and $1.2 million was paid in February 2002. In 2003, the Company recorded an impairment of $0.8 million related to the intangible assets arising from this acquisition.

        In September 2001, the Company acquired the stock of RPC Ltd., a manufacturer of stereolithography materials for an aggregate purchase price of $5.5 million. See Note 11 to the Consolidated Financial Statements.

  Cash provided by financing activities

        Net cash provided by financing activities in 2003 was $22.2 million. The principal sources of cash from such activities in 2003 were $37.3 million of net proceeds arising from the Company's issuance of its Series B Convertible Preferred Stock and its 6% convertible subordinated debentures. The Company used $13.0 million of cash to repay bank debt outstanding with U.S. Bank, National Association. As a result, the Company had repaid all of its previously outstanding bank debt as of December 31, 2003.

        Net cash provided by financing activities in 2002 was $5.8 million. The principal sources of cash from such activities in 2002 were $12.5 million in proceeds from the sale of common stock and $44.6 million of long-term debt, partially offset by $52.5 million in repayments of long-term debt.

        Net cash provided by financing activities in 2001 totaled $40.9 million and primarily reflected net borrowings of $30.4 million related to the DTM acquisition, the sale of 617,000 shares of common stock for $8.0 million and the exercise of stock options and issuance of common stock amounting to $2.4 million.

  Liquidity

        As discussed above, the Company's principal sources of liquidity are the net proceeds of external financing transactions and cash flow from operations. The Company's cash flow from operations was modest in each of the three years ended December 31, 2003. The Company believes that its cash balance of $24.0 million at December 31, 2003 together with its anticipated cash flow from operations in 2004 should be adequate to meet its cash requirements for 2004. In addition to normal operating cash requirements, as of December 31, 2003, the Company's cash commitments in 2004 amounted to approximately $6.9 million. See "Commitments and contingencies" below. The Company also expects to use between $2.5 million and $3.2 million of cash in 2004 for capital expenditures, although no commitments have yet been made with respect to any material portion of such expenditures. The Company also intends to seek additional bank or other financing in 2004 to provide it with additional sources of liquidity although no assurance can be provided at this time that such financing will be available to the Company on favorable terms. Based on the Company's current financial position and expected economic performance in 2004, it does not believe that its liquidity would be adversely impacted in 2004 if it is unable to obtain additional financing.

  Outstanding debt

        The Company's outstanding debt at December 31, 2003 and 2002 was as follows:

	2003	2002
	(in thousands)
Line of credit	$—	$2,450

Current portion of long-term debt:
Industrial development revenue bonds	$165	$150
Term loan	—	10,350

Current portion of total long-term debt:	$165	$10,500

Senior debt:
Long-term debt, less current portion—
Industrial development revenue bonds	$3,925	$4,090

Subordinated debt:
7% convertible debentures	$10,000	$10,000
6% convertible debentures	22,704	—

Total subordinated debt	$32,704	$10,000

        During 2003, the Company repaid the remaining amounts outstanding under the line of credit and term loan provided by U.S. Bank, National Association and terminated those credit facilities.

        The Company's Colorado facility is financed by $4.9 million of industrial development bonds. At December 31, 2003, the aggregate outstanding principal amount of these bonds was $4.1 million. Interest on the bonds accrues at a variable rate of interest and is payable monthly. The interest rate at December 31, 2003 was 1.2%. Principal payments are due in semi-annual installments through August 2016. The Company has made all required payments of principal and interest on these bonds. The bonds are collateralized by, among other things, a first mortgage on the facility, a security interest in certain equipment, and an irrevocable letter of credit issued by Wells Fargo Bank, N.A., that was established pursuant to the terms of a reimbursement agreement between the Company and Wells Fargo and that was further collateralized by a standby letter of credit issued by U.S. Bank in the amount of $1.2 million.

        During 2003, the Company operated under waivers of default under certain financial covenants contained in the reimbursement agreement. Such financial covenants require, among other things, that the Company maintain a minimum tangible net worth (as defined) of $23.0 million plus 50% of net income from July 1, 2001 forward and a fixed charge coverage ratio (as defined) of no less than 1.25. In light of the Company's default under the covenants, Wells Fargo drew down the $1.2 million standby letter of credit issued by U. S. Bank and placed the cash in a restricted account. The Company repaid the amount owing to U.S. Bank as a result of this drawing.

        On January 12, 2004, the Company entered into another waiver to the reimbursement agreement pursuant to which Wells Fargo waived compliance with the fixed charge coverage ratio and minimum tangible net worth covenant contained in the reimbursement agreement, as amended, through April 30, 2004, provided that the Company remains in compliance with all other provisions of the reimbursement agreement and that the Company provide evidence of a proposal from another bank by March 31, 2004 to replace the letter of credit issued by Wells Fargo. Such waiver provided that, should a replacement letter of credit not be obtained on or before April 30, 2004, the Company will agree to retire $1.2 million of the bonds utilizing the restricted cash held by Wells Fargo.

        As of December 31, 2003, the Company was in compliance with the fixed-charge coverage ratio and the minimum tangible net worth covenant under this reimbursement agreement. On March 4, 2004, the Company and Wells Fargo entered into a further amendment to the reimbursement agreement which states that the Company is no longer in default of the financial covenants referred to above and that therefore Wells Fargo will no longer require the Company to replace the Wells Fargo letter of credit or to retire $1.2 million of the industrial development bonds. Such amendment also amended certain of the criteria used to measure compliance with such financial covenants. It also added a provision that provides that the Company acknowledges that, upon the occurrence of any future event of default under the reimbursement agreement, Wells Fargo will not consider waiving such event of default unless and until the Company complies with all requirements imposed by Wells Fargo, which shall include but not be limited to the immediate retirement of $1.2 million of the industrial development bonds. The amendment provides that funds for such repayment shall come first from the funds of the Company then held by Wells Fargo, if any, and the balance from additional funds to be provided to the trustee of such bonds by the Company promptly upon notice from Wells Fargo to the Company. In addition, any event of default would result in an increase to the letter of credit fee from 1% of the stated amount of the letter of credit to 1.50% of the stated amount of the letter of credit prorated from the occurrence of such event of default until the next August 1, when the fee is due, and continuing for the life of the letter of credit. The Company is required to demonstrate its compliance with these financial covenants as of the end of each calendar quarter.

        In the fourth quarter of 2001, the Company privately placed its 7% convertible subordinated debentures. The Company received $9.4 million in proceeds from this sale in December 2001 and additional proceeds of $0.6 million in January 2002, for a total of $10.0 million. The 7% convertible subordinated debentures are convertible at a price of $12.00 per share of common stock into an aggregate of 833,333 shares of the Company's common stock at any time at the option of the holders, subject to customary anti-dilution adjustments, and the debentures are redeemable in whole or in part at the Company's option at any time after December 31, 2004 and prior to maturity at December 31, 2006 at an amount equal to 107% of their aggregate principal amount. The debentures bear interest at the rate of 7%, payable quarterly.

        In the fourth quarter of 2003, the Company privately placed its 6% convertible subordinated debentures, receiving $22.7 million in proceeds from the placement. The Company incurred

$0.6 million in costs of issuance in connection with this placement. The debentures bear interest at the rate of 6% per year payable in cash semi-annually in arrears on May 31 and November 30 of each year, commencing May 31, 2004. The debentures are convertible into shares of the Company's common stock at the option of the holders at any time prior to maturity at $10.18 per share, subject to customary anti-dilution adjustments, which represents an 18% premium to the fair market value at the time of the original issuance. The conversion price of the debentures is subject to certain customary anti-dilution adjustments. The debentures are currently convertible into an aggregate of 2,230,255 shares of common stock. The debentures are redeemable by the Company, in whole or in part, commencing on November 24, 2006 at a price equal to 100% of the then outstanding principal amount of the debentures being redeemed, together with all accrued and unpaid interest and other amounts due in respect of the debentures. If there is a change in control with respect to the Company, as defined in the Debenture Purchase Agreement, the holders may require the Company to redeem the debentures at 100% of the then outstanding principal amount, together with all accrued and unpaid interest and other amounts due in respect of the debentures. The debentures are subordinated in right of payment to all senior indebtedness (as defined in the Debenture Purchase Agreement) and pari passu in right of payment with the Company's outstanding 7% convertible subordinated debentures. The net proceeds from the sale of the debentures were approximately $22.1 million.

        In September 2001, the Company acquired RPC Ltd., a Swiss company for $5.5 million, of which $4.2 million was paid in cash in 2001 and 2002. The remaining deferred portion of the purchase price, denominated in Swiss Francs, of CHF 2.2 million (approximately $1.3 million at the 2001 purchase date), was payable on September 19, 2003. On November 14, 2003, the Company entered into an agreement with the former stockholders of RPC to pay such amount (equivalent to $1.6 million at November 14, 2003) in installments over a two-year period ending September 19, 2005, with interest on the unpaid amount at the rate of 8% per annum. During 2003, the Company paid $0.4 million pursuant to this agreement.

  Commitments and contingencies

        The Company leases certain facilities under non-cancelable operating leases expiring through December 2007. The leases are generally on a net-rent basis, whereby the Company pays taxes, maintenance and insurance. Leases that expire are expected to be renewed or replaced by leases on other properties. Rental expense for the years ended December 31, 2003, 2002 and 2001 was $2.6 million, $2.8 million and $2.0 million, respectively.

        Future contractual payments at December 31, 2003 are as follows (in thousands):

	2004	2005	2006	2007	2008	Later Years	Total
Industrial development bonds(1)	$214	$227	$245	$263	$280	$3,122	$4,351
Subordinated debt(2)
7% convertible debentures	700	700	10,700	—	—	—	12,100
6% convertible debentures	1,362	1,362	1,362	1,362	1,362	24,044	30,854
Redeemable preferred stock(2)	1,264	1,264	1,264	1,264	1,264	22,547	28,867
Liquidated damages(3)	477	—	—	—	—	—	477
Payments to RPC Shareholders	840	542	—	—	—	—	1,382
Non-cancelable operating leases	1,999	1,566	1,441	855	18	—	5,879

Total	$6,856	$5,661	$15,012	$3,744	$2,924	$49,713	$83,910

(1)
Includes interest at the 1.2% rate in effect at December 31, 2003 and scheduled principal payments in each year.

(2)
Includes interest or cumulative dividends, as the case may be, in each period at the rate provided for in each of these instruments and assumes that they will not be converted into common stock and will remain outstanding until their respective final maturity dates. The amount included for cumulative dividends on the preferred stock also assumes that the annual dividend rate will not increase to $0.60 per share after May 5, 2004.

(3)
Reflects the Company's obligation at December 31, 2003 to compensate certain stockholders who acquired shares of its common stock in private placement transactions for the Company's failure to maintain an effective registration statement that would permit such holders to sell such shares. Such damages accrue at the rate of approximately $90 per month.

  Series B convertible preferred stock

        The Series B Convertible Preferred Stock accrues dividends, on a cumulative basis, at 8% or $0.48 per share. The Company has agreed to register the resale by the holders of the shares of common stock into which the shares of Series B Convertible Preferred Stock are convertible. If the registration statement is not declared effective by the Securities and Exchange Commission before the close of business on May 5, 2004, the dividend rate increases to 10% or $0.60 per share.

        The Series B Convertible Preferred Stock is senior to the Company's Common Stock and any other stock that ranks junior to the Series B Convertible Preferred Stock. Dividends are payable semi-annually, when, as and if declared by the Board of Directors, on May 5 and November 5 of each year while the Series B Convertible Preferred Stock remains outstanding. In addition, the Series B Convertible Preferred Stock votes equally with the Company's common stock and is convertible at any time at the option of its holders on a 1:1 basis into approximately 2,634,016 shares of common stock. The Series B Convertible Preferred Stock is redeemable at the Company's option after May 5, 2006. The Company must redeem any shares of Series B Convertible Preferred Stock that remain outstanding on May 5, 2013. The redemption price is $6.00 per share plus any accrued and unpaid dividends.

  Stockholders' equity

        Stockholders' equity was $36.7 million at December 31, 2003, a reduction of $23.2 million or 38.7% from the balance of $59.9 at December 31, 2002. Stockholders equity was reduced during 2003 by the Company's net loss of $26.0 million and the accrual of $0.9 million of dividends, including accretion of preferred stock issuance costs, on the Series B Convertible Preferred Stock. Stockholders' equity was further reduced by costs of $0.3 million associated with filing a registration statement with the SEC for the Company's common stock and $0.5 million of liquidated damages incurred under private placement agreements requiring the Company to maintain an effective registration statement permitting the resale of such shares of common stock. These reductions were partially offset by increases in common stock and additional paid-in capital of $1.4 million for stock issuances and a $3.0 million cumulative translation adjustment.

Quantitative and Qualitative Disclosures About Market Risk

        The Company is exposed to market risk from changes in interest rates and foreign currency exchange rates and commodity prices, which may adversely affect its results of operations and financial condition. The Company seeks to minimize these risks through regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company does not purchase, hold or sell derivative financial instruments for trading or speculative purposes.

  Interest rates

        The Company's exposure to market-rate risk for changes in interest rates relates primarily to its cash investments and its outstanding industrial development bonds. The Company seeks to minimize the risk to its cash investments by investing cash in excess of its operating needs in short-term, high-quality instruments issued by highly creditworthy financial institutions or governments. A hypothetical 1% or 100 basis point change in interest rates would not have a significant effect on the Company's financial position or results of operation.

        From time to time, the Company may use interest rate swaps, collars or options to manage its exposure to fluctuations in interest rates. At December 31, 2003 and 2002, the Company had no such financial instruments outstanding.

        The fair value of the Company's fixed-rate debt and preferred stock, collectively referred to below as fixed-rate instruments, varies with changes in interest rates and the market fluctuations for its common stock. Generally, the fair value of these fixed-rate instruments will increase as interest rates fall and decrease as interest rates rise. These instruments also contain options to convert them into the Company's common stock, and the fair value of these instruments is affected by the Company's stock price and stock volatility. At December 31, 2003, the carrying value of the Company's total debt was $36.8 million of which approximately $32.7 million was fixed-rate debt, and the carrying value of the preferred stock was $15.2 million. At December 31, 2002, the carrying value of the Company's total debt was $27.1 million of which $10.0 million was fixed-rate debt. There was no preferred stock outstanding at December 31, 2002.

        The estimated fair value of the Company's total debt, which includes the cost of replacing the Company's fixed-rate instruments with borrowings at current market rates, was approximately $78.7 million at December 31, 2003 compared to $8.6 million at December 31, 2002. The fair value of the Company's fixed-rate instruments is an estimate, which includes discounting of the outstanding balance to reflect current market rates of interest and an estimation of the value of the conversion options based on the Black-Scholes option model. The Black-Scholes option model attempts to value the options while giving effect to the term of the option, the exercise or strike price, market price of the Company's stock and an estimate of the volatility of the Company's common stock. Such changes in the fair value of the Company's fixed-rate instruments do not alter the Company's obligations to repay the outstanding principal amount of such debt or the total liquidation value of its outstanding preferred stock at maturity. The increase in estimated fair value of fixed-rate instruments during 2003 was predominantly the result of issuance of new instruments during the year, a decrease from 20% to 10% in the interest rate used to discount the contractual payments associated with the instruments and, with respect to the value of the conversion options, an increase in the year-end market price of the

Company's common stock into which certain of the instruments are convertible from $7.80 per share at December 31, 2002 to $10.15 per share at December 31, 2003. A hypothetical 1% or 100 basis point change in interest rates would result in a change in the estimated fair value of the Company's debt at December 31, 2003 of $0.4 million.

  Foreign exchange rates

        At December 31, 2003, the Company had an obligation to the former stockholders of RPC, Ltd. of 1.8 million Swiss francs (approximately $1.4 million), which accrues interest at a fixed rate. The Company had not undertaken any steps to hedge its exposure for the foreign exchange risk nor the market risk for this obligation at December 31, 2003. As a result, the Company is exposed to these risks related to changes in foreign exchange rates and changes in fair value due to interest rates with respect to this obligation.

        The Company operates in locations outside the U.S. that are not considered to be highly inflationary. Nevertheless, these foreign operations, which are conducted primarily by foreign sales subsidiaries, are sensitive to fluctuations in currency exchange rates arising from, among other things, intercompany transactions that are generally denominated in U.S. dollars rather than their respective functional currency.

        As discussed above, revenues from the Company's operations outside the U.S. accounted for 52.8% of total revenue for the year ended December 31, 2003. These revenues were generated primarily from the operations of the Company's foreign sales subsidiaries in their respective countries and surrounding geographic areas that are denominated either in U.S. dollars or in the local currency of each country. These subsidiaries incur most of their expenses other than intercompany expenses in the functional currency of their local countries, and they use the local currency as their functional currency.

        The Company's operating results as well as its assets and liabilities are also subject to the effect of foreign currency translation as the operating results and balance sheets of its subsidiaries outside the U.S. are translated in consolidation into U.S. dollars. The realized effect of foreign currency translation in 2003 resulted in a $0.7 million gain that was recorded in cost of sales, compared to $0.6 million gain in 2002 and $0.2 million loss in 2001. The unrealized effect of foreign currency translation in 2003 resulted in $3.1 million of gain that was recorded in equity as other comprehensive income, compared to $2.8 million gain in 2002 and $2.4 million loss in 2001. A hypothetical change of 10% in the foreign currency exchange rates would cause a change of $0.9 million to the net assets on the Company's consolidated balance sheet and a $4.8 million change in revenue in the Company's consolidated statements of operations.

        The Company may use other derivative instruments from time to time, such as foreign exchange options to manage exposure due to foreign exchange rates and foreign currency forward contracts to fix the amount payable on certain transactions denominated in foreign currencies. The terms of such instruments are generally twelve months or less. The Company does not hedge its foreign currency exposure in a manner that would entirely eliminate the effects of changes in foreign exchange rates on its consolidated net (loss) income. At December 31, 2003 and 2002, the Company had no foreign exchange financial instruments outstanding.

        At December 31, 2003, the Company had cash and cash equivalents of $4.2 million denominated in local currencies in its European subsidiaries. The Company has not used any derivative instruments to hedge these investments against foreign exchange rate fluctuations, and as a result is exposed to the risk of changes in the exchange rates.

  Commodity prices

        The Company uses various commodity raw materials and energy products in conjunction with its manufacturing processes. Generally, the Company acquires such components at market prices and does not use financial instruments to hedge commodity prices. As a result, the Company is exposed to market risks related to changes in commodity prices of these components. A hypothetical 10% change in commodity prices for raw materials would cause a change of $0.9 million to cost of sales in the Company's consolidated statement of operations.

Critical Accounting Policies and Significant Estimates

        The discussion and analysis of the Company's results of operations and financial condition set forth in this Annual Report on Form 10-K is based on the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make critical accounting estimates that directly impact its condensed consolidated financial statements and related disclosures. Critical accounting estimates are estimates that meet two criteria: (1) the estimates require that the Company make assumptions about matters that are highly uncertain at the time the estimates are made; and (2) there exist different estimates that could reasonably be used in the current period, or changes in the estimates used are reasonably likely to occur from period to period, both of which would have a material impact on the results of the Company's operations or on its financial condition. On an on-going basis, the Company evaluates its estimates, including those related to the allowance for doubtful accounts, income taxes, inventory, goodwill, intangible and other long-lived assets, contingencies and revenue recognition. The Company bases its estimates and assumptions on historical experience and on various other assumptions that the Company believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        The following represent what management believes are the critical accounting policies most affected by significant management estimates and judgments. Management has discussed these critical accounting policies, the basis for their underlying assumptions and estimates and the nature of the Company's related disclosures herein with the Audit Committee of the Board of Directors.

  Revenue recognition

        Revenues from the sale of systems and related products are recognized upon shipment or when services are performed, provided that persuasive evidence of a sales arrangement exists, both title and risk of loss have passed to the customer and collection is reasonably assured. Persuasive evidence of a sales arrangement exists upon execution of a written sales agreement that constitutes a fixed and legally binding commitment for the buyer and us. Sales transactions generally include equipment, software license, warranty, training and installation. The Company allocates and records revenue in these transactions based on vendor-specific objective evidence that has been accumulated through historic operations, which, in most cases, is the price charged for the deliverable when sold separately. If fair value for all deliverables cannot be determined, the Company will use the residual method to determine the amount of the consideration to be allocated to the delivered items. The Company also evaluates the impact of undelivered items on the functionality of delivered items for each sales transaction and, where appropriate, defers revenue on delivered items when that functionality has been affected. Functionality is determined to be met if the delivered products or services represent a separate earnings process. Revenues from services are recognized at the time of performance. The Company provides end-users with maintenance under a warranty agreement for up to one year and defers a portion of the revenues at the time of sale based on the relative fair value of those services. After the initial warranty period, the Company offers these customers optional maintenance contracts.

Deferred maintenance revenue is recognized ratably, on a straight-line basis, over the period of the contract. The Company's systems are sold with licensed software products that are integral to the operation of the systems. These software products are generally sold or licensed only for use in our systems.

        Certain of the Company's sales prior to 2003 were made through a sales agent to customers where substantial uncertainty exists with respect to collection of the sales price. The substantial uncertainty is generally a result of the absence of a history of doing business with the customer and uncertain political environment in the country in which the customer does business. For these sales, the Company records revenues based on the cost recovery method, which requires that the sales proceeds received are first applied to the carrying amount of the asset sold until the carrying amount has been recovered; thereafter, all proceeds are credited to sales.

        The Company's terms of sale vary depending upon the product being sold or service being performed. For systems sales, the Company typically requires a deposit and substantial payments prior to shipment. Customers with a favorable credit profile may receive other credit terms based on that profile. Creditworthiness is determined based on an evaluation of each customer's financial condition. New customers are required to complete a credit application and provide references, credit checks and bank information to facilitate an analysis of creditworthiness. The Company often requires customers outside the United States to furnish letters of credit.

  Allowance for doubtful accounts

        The Company's estimate for the allowance for doubtful accounts related to trade receivables is based on two methods. The amounts calculated from each of these methods are combined to determine the total amount reserved. First, the Company evaluates specific accounts where we have information that the customer may have an inability to meet its financial obligations (for example, bankruptcy). In these cases, we use the Company's judgment, based on available facts and circumstances, and record a specific reserve for that customer against amounts due to reduce the receivable to the amount that is expected to be collected. These specific reserves are reevaluated and adjusted as additional information is received that impacts the amount reserved. Second, a reserve is established for all customers based on a range of percentages applied to aging categories. These percentages are based on historical collection and write-off experience. If circumstances change (for example, we experience higher-than-expected defaults or an unexpected material adverse change in a major customer's ability to meet its financial obligation to us), the Company's estimates of the recoverability of amounts due to us could be reduced by a material amount.

        We believe that the Company's allowance for doubtful accounts is a critical accounting estimate because it is susceptible to change and dependent upon events that may or may not occur, and because the impact of recognizing additional allowances for doubtful accounts may be material to the assets reported on the Company's balance sheet and the Company's results of operations.

  Income taxes

        The Company and its domestic subsidiaries file a consolidated U.S. federal income tax return. The Company's non-U.S. subsidiaries file income tax returns in their respective local jurisdictions. The Company provides for income taxes on those portions of its foreign subsidiaries' accumulated earnings that it believes are not reinvested indefinitely in their business.

        Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax benefit carry-forwards. Deferred tax liabilities and assets at the end of each period are determined using enacted tax rates.

        The Company records deferred tax assets arising from temporary timing differences between recorded net income and taxable net income when and if the Company believes that future earnings will be sufficient to realize the tax benefit. For those jurisdictions where the expiration date of tax benefit carry-forwards or the projected taxable earnings indicate that realization is not likely, a valuation allowance is provided.

        The provisions of SFAS No. 109, "Accounting for Income Taxes," require the establishment of a valuation allowance when, based on currently available information and other factors, it is more likely than not that all or a portion of a deferred tax asset will not be realized. SFAS No. 109 provides that an important factor in determining whether a deferred tax asset will be realized is whether there has been sufficient income in recent years and whether sufficient income is expected in future years in order to utilize the deferred tax asset. In 2002, the Company determined, based upon its accumulated losses and its continuing operating losses, that it was more likely than not that the Company would not be in a position to realize its deferred tax assets in future years. Accordingly, in 2002, the Company provided a valuation allowance of $18.7 million that reduced the carrying value of its deferred tax assets to zero. During 2003, the Company recorded a tax benefit of $11.1 million arising primarily from its net loss for the year, and the Company increased its valuation allowance for deferred tax assets by the same amount. At December 31, 2003, the Company's net deferred tax assets, before giving effect to its accumulated valuation allowances, were approximately $29.8 million.

        The Company intends to maintain a valuation allowance for its deferred tax assets until sufficient evidence exists to support its reversal or reduction. If in future periods the Company determines that it is more likely than not that it will be able to recognize all or a portion of its deferred tax assets, the Company will at that time reverse or reduce the valuation allowance.

        The Company believes that its estimate of deferred tax assets and its determination to record a valuation allowance against such assets are critical accounting estimates because they are subject to, among other things, an estimate of future taxable income in the United States, which is susceptible to change and dependent upon events that may or may not occur, and because the impact of recording a valuation allowance may be material to the assets reported on the Company's balance sheet and the Company's results of operations. The determination of the Company's income tax provision is complex due to operations in numerous tax jurisdictions outside the United States, which are subject to certain risks, which ordinarily would not be expected in the United States. Tax regimes in certain jurisdictions are subject to significant changes, which may be applied on a retroactive basis. If this were to occur, the Company's tax expense could be materially different than the amounts reported. Furthermore, as explained in the preceding paragraph, in determining the valuation allowance related to deferred tax assets, we adopt the liability method as required by SFAS No. 109. This method requires that the Company establish a valuation allowance if, based on the weight of available evidence, in the Company's judgment it is more likely than not that the deferred tax assets may not be realized.

  Inventories

        Inventories are stated at the lower of cost or net realizable value, cost being determined on the first-in, first-out method. Reserves for slow moving and obsolete inventories are provided based on historical experience and current product demand. The Company's reserve for slow-moving and obsolete inventory was $2.9 million and $1.9 million at December 31, 2003 and December 31, 2002, respectively. The Company evaluates the adequacy of these reserves quarterly. There were no inventories consigned to a sales agent at December 31, 2003, and inventories consigned to a sales agent at December 31, 2002 were $0.1 million. The Company's determination of the allowance for inventory obsolescence is subject to change because it is based on management's current estimates of required reserves and potential adjustments.

        The Company believes that the allowance for inventory obsolescence is a critical accounting estimate because it is susceptible to change and dependent upon events that may or may not occur and because the impact of recognizing additional obsolescence reserves may be material to the assets reported on the Company's balance sheet and in its results of operations.

  Goodwill and intangible and other long-lived assets

        The Company applied SFAS No. 141, "Business Combinations," in the allocation of the purchase prices of DTM Corporation, RPC Ltd. and OptoForm Sarl. The annual impairment testing required by SFAS No. 142, "Goodwill and Other Intangible Assets," requires the Company to use its judgment and could require the Company to write down the carrying value of its goodwill and other intangible assets in future periods. SFAS No. 142 requires companies to allocate their goodwill to identifiable reporting units, which then are tested for impairment using a two-step process detailed in the statement. The first step requires comparing the fair value of each reporting unit with its carrying amount, including goodwill. If that fair value exceeds the carrying amount, the second step of the process is not necessary and there are no impairment issues. If that fair value does not exceed that carrying amount, companies must perform the second step that requires an allocation of the fair value of the reporting unit to all assets and liabilities of that unit as if the reporting unit had been acquired in a purchase business combination and the fair value of the reporting unit was the purchase price. The goodwill resulting from that purchase price allocation is then compared to its carrying amount with any excess recorded as an impairment charge.

        Pursuant to the requirements of SFAS No. 142, the Company is required to perform a valuation of its reporting units annually, or upon significant changes in the Company's business environment. The Company performed an evaluation of its reporting units upon implementation of SFAS No. 142 in January 2002, and for the years ended December 31, 2002 and 2003, and concluded that the fair values of the Company's reporting units exceeded their carrying values. Accordingly, no goodwill impairment adjustments were recorded for 2002 or 2003 for goodwill recorded as part of the acquisition of DTM and RPC.

        The Company evaluates long-lived assets other than goodwill for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset are less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value. At December 31, 2003, the Company determined that an impairment of the acquired technology and other long-lived assets arising from the acquisition of OptoForm Sarl had occurred as it had become unlikely that the technology would be commercialized. Accordingly, future cash flows from this component of the Company's reporting units are expected to be negligible. The Company recorded the estimated impairment amount of $0.8 million at December 31, 2003. See Note 9 to the Consolidated Financial Statements.

        The Company believes that its determinations whether or not to recognize an impairment of goodwill or of intangible assets or other long-lived assets is a critical accounting estimate because it is susceptible to change, dependent upon estimates of the fair value of the Company's reporting units, and because the impact of recognizing an impairment may be material to the assets reported on its balance sheet and to its results of operations.

  Contingencies

        The Company accounts for contingencies in accordance with SFAS No. 5, "Accounting for Contingencies." SFAS No. 5 requires that we record an estimated loss from a loss contingency when information available prior to issuance of its financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Accounting for contingencies such as legal and income tax matters requires the Company to use its judgment. At this time, the Company cannot reasonably estimate its contingencies, and accordingly, under the guidance of SFAS No. 5, except for an accrual of $0.6 million that it made in accrued liabilities as of December 31, 2003 with respect to the settlement of its litigation with Regent Pacific Management Corporation, no contingency has been recorded. See Note 12 to the Consolidated Financial Statements.

Recent Accounting Pronouncements

        In June 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 replaces Emerging Issues Task Force (EITF) Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement became effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 did not have a material impact on the Company's results of operations or financial condition.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure," which amended SFAS No. 123, "Accounting for Stock-Based Compensation." The new standard provides alternative methods of transition for a voluntary change to the fair market value based method for accounting for stock-based employee compensation. Additionally, the statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. In compliance with SFAS No. 148, the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation plan as defined by Accounting Principles Board (APB) Opinion No. 25.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards on the classification and measurement of financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the first interim period beginning after June 15, 2003. The Company does not have any financial instruments that are required to be accounted for under FASB 150.

        In December 2003, the FASB issued SFAS No. 132(R), "Employers' Disclosures About Pensions and Other Post Retirement Benefits, (Revised 2003)" SFAS No. 132, as revised, incorporates all of the disclosure requirements of SFAS No. 132, "Employers' Disclosures about Pensions and Other Post Retirement Benefits." SFAS 132(R) also requires interim-period disclosure of certain components of and material changes in amounts of defined benefit pension plans. SFAS No. 132(R) is effective for fiscal years ending after December 15, 2003. The Company does not have a defined benefit pension plan which would require disclosure under SFAS No. 132(R). These financial statements include the required disclosures with respect to the Company's defined contribution benefit plans.

        In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation it has undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements in this Interpretation became effective for financial statements for interim or annual periods ending after December 15, 2002. The Company does not have any guarantees initiated after December 31, 2002, and has included the required disclosures for guarantees initiated prior to January 1, 2003 in these financial statements.

        In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." FIN 46, as amended by FIN 46(R), which was issued in December 2003, requires an investor with a majority of the variable interests in a variable interest entity to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A variable interest entity is an entity in which the equity investors do not have a controlling financial interest or the equity investment at risk is insufficient to finance the entity's activities without receiving additional subordinated financial support from other parties. The provisions of FIN 46(R) are applicable for fiscal years ending after December 31, 2003, and must be adopted no later than March 15, 2004. The Company does not have any variable interest entities that must be consolidated.

        In May 2003, the EITF issued EITF Issue No, 00-21 "Revenue Arrangements with Multiple Deliverables" (Issue 00-21). Issue 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities and how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. Issue 00-21 became effective for revenue arrangements entered into in fiscal periods after June 15, 2003. The adoption of Issue 00-21 did not have a material effect on the Company's results of operations or financial condition since the Company's historical accounting for multiple deliverables was consistent with Issue 00-21.

Forward-Looking Statements

        This Annual Report on Form 10-K, including the discussion in "Cautionary Statements and Risk Factors" set forth below, contains forward-looking statements that involve risks and uncertainties as well as assumptions that, if they never materialize or prove incorrect, could cause the Company's results and the results of its consolidated subsidiaries to differ materially from those expressed or implied by these forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including the difficulty of keeping expense growth at modest levels while increasing revenues, any projections of earnings, revenues or other financial items, any statements of the plans, strategies and objectives of management for future operations, any statement concerning proposed new products, services or developments, any statements regarding future economic conditions or performance, any statements of belief, and any statements of assumptions underlying any of the foregoing. These statements may use words such as "anticipate," "believe," "estimate," "expect," "intend," "predict," "project" and similar expressions as they relate to the Company or its management.

        Any forward-looking statements are based on management's beliefs and assumptions, using information currently available to the Company. The Company assumes no obligation, and does not intend, to update these forward-looking statements.

        If one or more of these or other risks or uncertainties materialize, or if the Company's underlying assumptions prove to be incorrect, actual results may vary materially from what the Company projected. Any forward-looking statement you read in this Annual Report on Form 10-K reflects the Company's current views with respect to future events and is subject to these and other risks, uncertainties and assumptions relating to the Company's operations, results of operations, growth strategy and liquidity. All subsequent written and oral forward-looking statements attributable to the Company or individuals acting on its behalf are expressly qualified in their entirety by this paragraph. You should specifically consider the factors identified in this Annual Report on Form 10-K which would cause actual results to differ.

Cautionary Statements And Risk Factors

        The risks and uncertainties described below are not the only risks and uncertainties that the Company faces. Additional risks and uncertainties not currently known to the Company or that the Company currently deems not to be material also may impair its business operations. If any of the following risks actually occur, the Company's business, results of operations and financial condition could suffer. In that event the trading price of the Company's common stock could decline, and you may lose all or part of your investment in the Company's common stock. The risks discussed below also include forward-looking statements and the Company's actual results may differ substantially from those discussed in these forward-looking statements.

  The Company's debt level could adversely affect its financial health and affect its ability to run its business.

        As of December 31, 2003, the Company's debt was $36.8 million. This debt included $32.7 million of convertible subordinated debt and $4.1 of industrial development bonds, $0.2 million of which were current. In addition, the Company had outstanding $15.8 million of Series B Convertible Preferred Stock, which is mandatorily redeemable in 2013. This level of debt and preferred stock could have important consequences to you as a holder of shares. The Company has identified below some of the material potential consequences resulting from this significant amount of debt and preferred stock:

  •
  The Company may be unable to obtain additional financing for working capital, capital expenditures, acquisitions and general corporate purposes.

  •
  The Company's ability to adapt to changing market conditions may be hampered. The Company may be more vulnerable in a volatile market and at a competitive disadvantage to its competitors that have less debt.

  •
  The Company's operating flexibility may be limited by restrictive covenants contained in credit documents such as restrictions on incurring additional debt, creating liens on properties, making acquisitions and paying dividends and requirements that the Company satisfy certain financial covenants such as the maintenance of certain levels of net worth, interest coverage ratios, fixed-charge coverage ratios or other financial covenants.

  •
  The Company may be subject to the risks that interest rates, interest expense and fixed charges will increase.

  •
  The Company's ability to plan for, or react to, changes in its business may be more limited.

  The Company's operating results may be insufficient to achieve compliance with financial covenants in financing documents, thereby causing acceleration of outstanding debt.

        The Company's reimbursement agreement with Wells Fargo Bank, N.A. related to a letter of credit supporting $4.1 million of industrial development bonds outstanding on December 31, 2003 contains two financial covenants. One covenant requires the Company to maintain a fixed-charge coverage ratio (as defined) of 1.25. At December 31, 2003, the Company's fixed-charge coverage ratio was 2.58. The other covenant requires the Company to maintain tangible net worth (as defined) of $23 million plus 50% of net income subsequent to July 1, 2002. Because the Company has incurred losses since July 1, 2002, the covenant requirement was $23 million at December 31, 2003, and the Company's calculated tangible net worth at that date was $27.1 million.

        Future losses could cause the Company to breach either or both of these covenants. Although the Company was in compliance with the covenants at December 31, 2003, it has previously received waivers from Wells Fargo Bank, N.A. when it breached the fixed charge coverage ratio as of the end of 2002 and the third quarter of 2003.

  If the Company is unable to generate net cash flow from operations or if it is unable to raise additional capital, the Company's financial condition would be adversely affected.

        Notwithstanding the private placement of its 6% convertible subordinated debentures, the Company cannot assure you that during 2004 or thereafter it will generate funds from operations or that capital will be available from external sources such as debt or equity financings or other potential sources to fund future operating costs, debt-service obligations and capital requirements. The Company's operations were not profitable in the three-year period ended December 31, 2003. The lack of additional capital resulting from the inability to generate cash flow from operations or to raise equity or debt financing would force the Company to substantially curtail or cease operations and would, therefore, have a material adverse effect on the Company's business. Further, the Company cannot assure you that any necessary funds, if available, will be available on attractive terms or that they will not have a significantly dilutive effect on its existing stockholders. If the Company's financial condition worsens and it is unable to attract additional equity or debt financing or other strategic transactions, the Company may become insolvent or be forced to declare bankruptcy.

  The Company's balance sheet contains several categories of intangible assets totaling $58.1 million that the Company may be required to write off or write down based on the impairment of certain of those assets and its future performance, which may adversely impact its future earnings and stock price, its ability to obtain financing and adversely affect its customer relationships.

        As of December 31, 2003, the Company had $13.2 million of unamortized intangible assets, consisting of licenses, patents, acquired technology and other intangibles that the Company amortizes over time. Any material impairment to any of these items could reduce the Company's net income and may adversely affect the trading price of its common stock.

        At December 31, 2003, the Company had $44.9 million in goodwill capitalized on its balance sheet. SFAS No. 142, "Goodwill and Other Intangible Assets," requires, among other things, the discontinuance of the amortization of goodwill and certain other intangible assets that have indefinite useful lives and the introduction of impairment testing in its place. Under SFAS No. 142, goodwill and some indefinite-lived intangibles will not be amortized into results of operations, but instead will be tested for impairment at least annually, with impairment being measured as the excess of the carrying value of the goodwill or intangible asset over its fair value. In addition, goodwill and intangible assets will be tested more often for impairment as circumstances warrant, and may result in write-downs of some of the Company's goodwill and indefinite-lived intangibles. Accordingly, the Company could, from time to time, incur impairment charges, which will be recorded as operating expenses and will reduce its net income and adversely affect its operating results.

  The mix of products the Company sells could cause significant quarterly fluctuations in its gross margins and net income.

        The Company works to expand continuously its product offerings, including its systems, materials and services, the number of geographic areas in which it operates and the distribution channels it uses to reach various target product applications and customers. This variety of products, applications and channels results in a range of gross margins and operating income which can cause substantial quarterly fluctuations depending upon the mix of product shipments from quarter to quarter. The Company may experience significant quarterly fluctuations in gross margins or net income due to the impact of the mix of products, channels or geographic areas in which it sells its products from period to period. More recently, the Company's mix of products sold has reflected increased sales of its lower-cost and smaller-frame systems, which have reduced gross margins compared to high-end stereolithography systems. If this trend continues over time, the Company may experience lower average gross margins and returns.

  The Company may be subject to product liability claims, which could result in material expense, diversion of management time and attention and damage to its business reputation.

        Products as complex as those the Company offers may contain undetected defects or errors when first introduced or as enhancements are released that, despite testing, are not discovered until after the product has been installed and used by customers. This could result in delayed market acceptance of the product or damage to the Company's reputation and business. The Company attempts to include provisions in its agreements with customers that are designed to limit the Company's exposure to potential liability for damages arising from defects or errors in its products. However, the nature and extent of these limitations vary from customer to customer, and it is possible that these limitations may not be effective as a result of unfavorable judicial decisions or laws enacted in the future. The sale and support of the Company's products entails the risk of product liability claims. Any product liability claim brought against the Company, regardless of its merit, could result in material expense to, diversion of management time and attention and damage to its business reputation and ability to retain existing customers or to attract new customers.

  Political and economic events and the uncertainty resulting from them may have a material adverse effect on our market opportunities and operating results.

        The terrorist attacks that took place in the United States on September 11, 2001, along with the U.S. military campaigns against terrorism in Iraq, Afghanistan and elsewhere and continued violence in the Middle East have created many economic and political uncertainties, some of which may materially harm the Company's business and revenues. The disruption of the Company's business as a result of these events, including disruptions and deferrals of customer purchasing decisions, had an immediate adverse impact on its business. Since September 11, 2001, some economic commentators have indicated that spending on capital equipment of the type that the Company sells has been weaker than spending in the economy as a whole, and many of the Company's customers are in industries that also are viewed as under-performing the overall economy, such as the automotive and telecommunication industries. The long-term effects of these events on the Company's customers, the market for its common stock, the markets for its services and the U.S. economy as a whole are uncertain. The consequences of any additional terrorist attacks or of any expanded armed conflicts are unpredictable, and the Company may not be able to foresee events that could have an adverse effect on its market opportunities or its business.

  The Company faces significant competition in many aspects of its business, which could cause its revenues and gross margins to decline.

        The competition in the Company's industry could cause the Company to reduce sales prices or incur additional marketing or related costs of production, which could result in decreased revenues, increased costs and reduced margins. The Company competes for customers with a wide variety of producers of equipment for models, prototypes and other three-dimensional objects as well as producers of materials and services for this equipment. Some of the Company's existing and potential competitors are researching, designing, developing and marketing other types of competitive equipment, materials and services. Many of these competitors have financial, marketing, manufacturing, distribution and other resources substantially greater than those of the Company.

        In connection with its cost containment efforts, the Company has reduced the number of employees engaged in research and development efforts. The Company did not introduce any significant product advances in its SLA® and SLS® systems in 2003, 2002 or 2001. These factors may have negatively affected the Company's ability to compete effectively. A continued reduction in research and development efforts attributable to these systems, or any reduction in the Company's research and development efforts generally, could affect its ability to compete effectively. The existence of competitors extends the purchase decision time as customers investigate the alternative products and solutions. In addition, in June 2002, the Company entered into a license agreement with Sony Corporation pursuant to the terms of its consent decree with the U.S. Department of Justice under which the Company licenses to Sony certain of its patents for use in the manufacture and sale of stereolithography in North America (the United States, Canada and Mexico). Sony is an extremely large and sophisticated corporation with substantial resources, and the Company anticipates that it will aggressively compete in all aspects of the Company's stereolithography business. As discussed above, in February 2004, the Company settled all of its outstanding litigation with EOS GmbH. As a result of that settlement, EOS will be able to sell certain systems and other products in the U.S. in exchange for the payment of royalties to the Company.

        The Company also expects that future competition may arise from the development of allied or related techniques for equipment and materials that are not encompassed by the Company's patents, from the issuance of patents to other companies that inhibit the Company's ability to develop certain products and from the improvement to existing material and equipment technologies. The Company intends to follow a strategy of continuing product development to enhance its position to the extent practicable. The Company cannot assure you that it will be able to maintain its current position in the field or continue to compete successfully against current and future sources of competition.

  If the Company does not keep pace with technological change and introduce new products, it may lose revenue and demand for its products.

        The Company is affected by rapid technological change, changes in user and customer requirements and preferences, frequent new product and service introductions embodying new technologies and the emergence of new standards and practices, any of which could render its existing products and proprietary technology and systems obsolete.

        The Company believes that its future success may depend on its ability to deliver products that meet changing technology and customer needs. The Company believes that sales of its SLA® and SLS® systems have declined in part because the Company has not introduced any significant advances in these products during the past three years. To remain competitive, the Company's must continually enhance and improve the functionality and features of its products, services and technologies. The Company's success will depend, in part, on its ability to:

  •
  develop or obtain leading technologies useful in its business,

  •
  enhance its existing products,

  •
  develop new products and technologies that address the increasingly sophisticated and varied needs of prospective customers, particularly in the area of material functionality,

  •
  respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis, and

  •
  recruit and retain key technology employees.

  The investigation initiated by the SEC in 2003 into the Company's revenue recognition practices may lead to charges or penalties and may adversely affect the Company's business.

        If any government inquiry or other investigation leads to charges against the Company, it likely will be harmed by negative publicity, the costs of litigation, the diversion of management time and other negative effects, even if the Company ultimately prevails. The SEC has commenced a formal investigation into matters pertaining to the Company's revenue recognition practices and has issued a subpoena requesting documents. This matter is pending and continues to require management attention and resources. Any adverse finding by the SEC may lead to significant fines and penalties and limitations on the Company's activities and may harm the Company's relationships with existing customers and impair its ability to attract new customers.

  The Company depends on a single or limited number of suppliers for components and sub-assemblies used in its systems and raw materials used in its resin and other materials. If these relationships were to terminate, the Company's business could be disrupted while it locates an alternative supplier and its expenses may increase.

        As discussed above, the Company purchases components and sub-assemblies for its systems and purchases raw materials for its resin and other materials from third-party suppliers. While there are several potential suppliers of the material components, parts and subassemblies for the Company's products, the Company currently uses only one or a limited number of suppliers for several of these components, including its lasers, materials and certain ink-jet components. The Company's reliance on a single or limited number of vendors involves many risks including:

  •
  potential shortages of some key components,

  •
  product performance shortfalls, and

  •
  reduced control over delivery schedules, manufacturing capabilities, quality and costs.

        If any of the Company's suppliers suffers business disruptions or financial difficulties, or if there is any significant change in the condition of the Company's relationship with the supplier, the Company's cost of goods sold may increase and it may be unable quickly to obtain these components from alternative sources. While the Company believes that it can obtain all of the components necessary for its products from other manufacturers, the Company requires any new supplier to become "qualified" pursuant to its internal procedures, which could involve a 30-day to 45-day process. The Company generally builds its systems based on its internal forecasts. Any unanticipated change in the source of its supplies, or unanticipated supply limitations, could increase production costs and consequently reduce margins.

        In addition, certain of the Company's components require an order lead time of three months or longer. Other components that currently are readily available may become more difficult to obtain in the future. The Company may experience delays in the receipt of some components. To meet forecasted production levels, the Company may be required to commit to long lead times for delivery from suppliers prior to receiving orders for its products. If the Company's forecasts exceed actual orders, it may hold large inventories of slow-moving or unusable parts, which could have an adverse effect on its cash flows, profitability and results of operations.

  The Company faces risks associated with conducting business outside of the U.S., and, if the Company does not manage these risks, its costs may increase, its revenues from non-U.S. operations may decline, and the Company may suffer other adverse effects to its results of operations and financial condition.

        A material portion of the Company's revenues are derived from customers in countries outside of the U.S. There are many risks inherent in business activities outside of the U.S. that, unless managed properly, may adversely affect the Company's profitability, including its ability to collect amounts due from customers. The Company's non-U.S. operations could be adversely affected by:

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

  •
  taxation,

  •
  terrorism, and

  •
  other factors, depending upon the country in which an opportunity arises.

  The Company's operating results vary from quarter to quarter, which could impact its stock price.

        The Company's operating results fluctuate from quarter to quarter and may continue to fluctuate in the future. In some quarters, it is possible that results could be below expectations of analysts and investors. If so, the price of its common stock may decline.

        Many factors, some of which are beyond its control, may cause these fluctuations in operating results. These factors include:

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

  •
  impact of ongoing litigation, and

  •
  impact of changing technologies.

  The price of the Company's common stock may be volatile.

        The Company's future earnings and stock price may be subject to significant volatility, particularly on a quarterly basis. Shortfalls in the Company's revenues or earnings in any given period relative to the levels expected by investors and securities analysts could immediately, significantly and adversely affect the trading price of its common stock.

        Historically, the Company's common stock has been characterized by generally low daily trading volume, and its common stock price has been volatile. The price of its common stock ranged from $4.00 to $10.60 during 2003.

        Factors that may have a significant impact on the market price of the Company's common stock include:

  •
  the Company's perceived value in the securities markets,

  •
  future announcements concerning developments affecting the Company's business or those of its competitors, including the receipt of substantial orders for products,

  •
  overall trends in the stock market,

  •
  the impact of changes in its results of operations, its financial condition or its prospects on the perception of the Company in the securities markets,

  •
  changes in recommendations of securities analysts, and

  •
  sales or purchase of substantial blocks of stock.

  Takeover defense provisions may adversely affect the market price of the Company's common stock.

        Various provisions of the Company's corporate governance documents and of Delaware law may inhibit changes in control not approved by its Board of Directors and may have the effect of depriving the Company's stockholders of an opportunity to receive a premium over the prevailing market price of the Company's common stock in the event of an attempted hostile takeover.

        The Company's Board of Directors is authorized to issue up to 5 million shares of preferred stock, of which approximately 2.6 million are outstanding as Series B Convertible Preferred Stock. The Board of Directors is authorized to determine the price, rights, preferences and privileges of series of preferred stock without any further vote or action by the stockholders. The rights of the holders of any preferred stock may adversely affect the rights of holders of common stock. The Company's ability to issue preferred stock gives it flexibility concerning possible acquisitions and financings, but it could make it more difficult for a third party to acquire a majority of the Company's outstanding voting stock. In addition, any preferred stock that is issued may have other rights, including economic rights, senior to the common stock, which could have a material adverse effect on the market value of the common stock. In addition, provisions of the Company's Certificate of Incorporation, as amended, and By-laws could have the effect of discouraging potential takeover attempts or making it more difficult for stockholders to change management.

        The Company is subject to Delaware laws that could have the effect of delaying, deterring or preventing a change in control of the Company. One of these laws prohibits the Company from engaging in a business combination with any interested stockholder for a period of three years from the date that the person became an interested stockholder, unless certain conditions are met.

  The number of shares of common stock issuable upon conversion of the Company's 6% convertible subordinated debentures, 7% convertible subordinated debentures and Series B Convertible Preferred Stock and the number of shares of common stock issuable upon the exercise of outstanding stock options could dilute your ownership and negatively impact the market price for the Company's common stock.

        Approximately 8,962,000 shares of the Company's common stock were issuable as of December 31, 2003 upon the conversion of convertible securities and the exercise of outstanding stock options. The Company's 6% convertible subordinated debentures are convertible at any time into approximately 2,230,255 shares of common stock. Its 7% convertible subordinated debentures are convertible at any time into approximately 833,333 shares of common stock. The Series B Convertible Preferred Stock is convertible at any time into approximately 2,634,016 shares of common stock. Approximately 3,264,000 shares of common stock were issuable upon the exercise of outstanding stock options.

        To the extent that all of the Company's subordinated debentures and the Series B Convertible Preferred Stock are converted or the Company's outstanding stock options are exercised, a significantly greater number of shares of the Company's common stock will be outstanding, and the interests of the Company's existing stockholders may be diluted. At the same time, any conversions of such convertible securities correspondingly would reduce the Company's subordinated debt and preferred stock obligations. Moreover, future sales of substantial amounts of the Company's stock in the public market, or the perception that these sales could occur, could adversely affect the market price of the Company's common stock.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

        The Company is exposed to market risk from changes in interest rates and foreign currency exchange rates and commodity prices, which may adversely affect its results of operations and financial condition. The Company seeks to minimize these risks through regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company does not purchase, hold or sell derivative financial instruments for trading purposes.

  Interest rates

        The Company's exposure to market-rate risk for changes in interest rates relates primarily to its cash investments and its outstanding industrial development bonds. The Company seeks to minimize the risk to its cash investments by investing cash in excess of its operating needs in short-term, high-quality instruments issued by highly credit-worthy financial institutions or governments. A hypothetical 1% or 100 basis point change in interest rates would not have a significant effect on the Company's financial position or results of operation.

        From time to time, the Company may use interest rate swaps, collars or options to manage its exposure to fluctuations in interest rates. At December 31, 2003 and 2002, the Company had no such financial instruments outstanding.

        The fair value of the Company's fixed-rate debt and preferred stock, collectively referred to below as fixed-rate instruments, varies with changes in interest rates and the market fluctuations for our common stock. Generally, the fair value of these fixed-rate instruments will increase as interest rates fall and decrease as interest rates rise. These instruments also contain options to convert them into our common stock, and the fair value of these instruments is affected by the Company's stock price and stock volatility. At December 31, 2003, the carrying value of the Company's total debt was $36.8 million of which approximately $32.7 million was fixed-rate debt, and the carrying value of the preferred stock was $15.2 million. At December 31, 2002, the carrying value of the Company's total debt was $27.1 million of which $10.0 million was fixed-rate debt. There was no preferred stock outstanding at December 31, 2002.

        The estimated fair value of the Company's total debt, which includes the cost of replacing the Company's fixed-rate instruments with borrowings at current market rates, was approximately $78.7 million at December 31, 2003 compared to $8.6 million at December 31, 2002. The fair value of the Company's fixed-rate instruments is an estimate, which includes discounting of the outstanding balance to reflect current market rates of interest and an estimation of the value of the conversion options based on the Black-Scholes option model. The Black-Scholes option model attempts to value the options while giving effect to the term of the option, the exercise or strike price, market price of the Company's stock and an estimate of the volatility of the Company's common stock price. Such changes in the fair value of the Company's fixed-rate instruments do not alter the Company's obligations to repay the outstanding principal amount of such debt or the total liquidation value of its outstanding preferred stock at maturity. The increase in estimated fair value of fixed-rate instruments during 2003 is predominantly the result of issuance of new instruments during the year, a decrease from 20% to 10% in the interest rate used to discount the contractual payments associated with the instruments and, with respect to the value of the conversion options, an increase in the year-end market price of the Company's common stock into which certain of the instruments are convertible from $7.80 per share at December 31, 2002 to $10.15 per share at December 31, 2003. A hypothetical 1% or 100 basis point change in interest rates would result in a change in the estimated fair value of the Company's debt at December 31, 2003 of $0.4 million.

  Foreign exchange rates

        At December 31, 2003, the Company had an obligation to the former stockholders of RPC, Ltd. of 1.8 million Swiss francs (approximately $1.4 million) which accrues interest at a fixed rate. The Company had not undertaken any steps to hedge its exposure for the foreign exchange risk nor the market risk for this obligation at December 31, 2003. As a result, the Company is exposed to risks related to changes in foreign exchange rates and changes in fair value due to interest rates with respect to this obligation.

        The Company operates in locations outside the U.S. that are not considered to be highly inflationary. Nevertheless, these foreign operations, which are conducted primarily by foreign sales subsidiaries, are sensitive to fluctuations in currency exchange rates arising from, among other things, intercompany transactions that are generally denominated in U.S. dollars rather than their respective functional currency.

        As discussed above, revenues from the Company's operations outside the U.S. accounted for 52.8% of total revenue for the year ended December 31, 2003. These revenues were generated primarily from the operations of the Company's foreign sales subsidiaries in their respective countries and surrounding geographic areas that are denominated either in U.S. dollars or in the local currency of each country. These subsidiaries incur most of their expenses other than intercompany expenses in the functional currency of their local countries, and they use the local currency as their functional currency.

        The Company's operating results as well as its assets and liabilities are also subject to the effect of foreign currency translation as the operating results and balance sheets of its subsidiaries outside the U.S. are translated in consolidation into U.S. dollars. The realized effect of foreign currency translation in 2003 resulted in a $0.7 million gain that was recorded in cost of sales, compared to $0.8 million gain in 2002 and $0.2 million loss in 2001. The unrealized effect of foreign currency translation in 2003 resulted in $3.1 million of gain that was recorded in equity as other comprehensive income, compared to $2.8 million gain in 2002 and $2.4 million loss in 2001. A hypothetical change of 10% in the foreign currency exchange rates would cause a change of $0.9 million to the net assets on the balance sheet of the Company and a $4.8 million change in revenue in the Company's consolidated statement of operations.

        The Company may use other derivative instruments from time to time, such as foreign exchange options to manage exposure due to foreign exchange rates and foreign currency forward contracts to fix the amount payable on certain transactions denominated in foreign currencies. The terms of such instruments are generally twelve months or less. The Company does not hedge its foreign currency exposure in a manner that would entirely eliminate the effects of changes in foreign exchange rates on its consolidated net (loss) income. At December 31, 2003 and 2002, the Company had no foreign exchange financial instruments outstanding.

        At December 31, 2003, the Company had cash and cash equivalents of $4.2 million denominated in local currencies in its European subsidiaries. The Company has not used any derivative instruments to hedge these investments against foreign exchange rate fluctuations, and as a result is exposed to the risk of changes in the exchange rates.

  Commodity prices

        The Company uses various commodity raw materials and energy products in conjunction with its manufacturing processes. Generally, the Company acquires such components at market prices and does not use financial instruments to hedge commodity prices. As a result, the Company is exposed to market risks related to changes in commodity prices of these components. A hypothetical 10% change in commodity prices for raw materials would cause a change of $0.9 million to cost of sales in the Company's consolidated statement of operations.

Item 8. Financial Statements and Supplementary Data

        The consolidated financial statements of the Company set forth below on pages F-1 through F-48 are incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        The information in response to this Item has been previously reported in the Registrant's Current Reports on Form 8-K filed with the Securities and Exchange Commission on April 23, 2003 and July 16, 2003.

Item 9A. Controls and Procedures

        As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's

Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 and Rule 15d-15 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on that evaluation, the Company's Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

  Changes in controls and procedures

        In connection with its audit of the Company's financial statements for fiscal year 2002, Deloitte & Touche LLP, which was at the time the Company's independent auditor, identified sales transactions for which revenue had been recognized in the fourth quarter of 2002, which Deloitte believed should be recognized in other periods. Deloitte brought these issues to the attention of management. Management immediately notified the Audit Committee of the Board of Directors, which was comprised entirely of independent directors. The Audit Committee conducted an investigation into the Company's revenue recognition policies generally, and specifically with regard to the sales transactions identified by Deloitte, and other related or similar transactions. As a result of that investigation, among other things, the Company implemented during 2003 the following changes to its financial organization and enhanced its internal controls in the following manner:

  •
  replaced its chief financial officer and retained new management in senior finance and operations positions, and in many staff positions,

  •
  terminated or reassigned other senior officers and key employees,

  •
  established an internal audit function and retained a Director of Internal Audit and a Manager of External Reporting,

  •
  clarified the Company's revenue recognition policies by revising some of its existing policies and drafting new policies, implemented new control measures and introduced more formalized and frequent training of finance, sales and other staff,

  •
  adopted and communicated a zero tolerance policy for employees who engage in violations of the Company's accounting policies and procedures,

  •
  established an anonymous hotline for employees to report potential violations of policies and procedures or of applicable laws or regulations, and

  •
  instituted additional management oversight and detailed reviews of personnel, disclosures and reporting.

        The Company is also in the process of developing a comprehensive policies and procedures manual, the current version of which is available to all employees on the Company's network. The Company expects this policies and procedures manual to be completed by the end of the third quarter of 2004. The Company is also conducting its evaluation of the effectiveness of its internal controls over financial reporting that is required by Section 404 of the Sarbanes-Oxley Act and expects that evaluation to be timely completed by December 31, 2004. These steps are being taken to ensure that the Company's financial statements and other financial information will fairly present in all material respects the Company's financial condition, results of operations and cash flows.

        The Company's management, including the Principal Executive Officer and its Principal Financial Officer, does not expect that its disclosure controls or its internal controls will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

  Evaluation of disclosure controls and procedures

        The Company maintains a disclosure committee to assist the Principal Executive Officer and Principal Financial Officer in fulfilling their responsibilities in designing, establishing, maintaining and reviewing the Company's disclosure controls and procedures. The members of this committee include, among others, the Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, General Counsel and senior operating managers. The Company's Principal Executive Officer and Principal Financial Officer, along with the other members of this committee, evaluate the Company's disclosure controls and procedures as of the end of each period covered by the Company's reports filed pursuant to the Exchange Act. The Company's Principal Executive Officer and Principal Financial Officer have concluded that the disclosure controls and procedures are effective in alerting the principal executive and financial officers on a timely basis to material information relating to the Company and its subsidiaries required to be included in the Company's periodic and other filings with the Securities and Exchange Commission.

PART III

Item 10. Directors and Executive Officers of Registrant

        Part of the information required in response to this Item is set forth in Part I of this Annual Report on Form 10-K under the caption "Executive Officers of the Registrant," and the balance will be set forth in the Company's Proxy Statement for its 2004 Annual Meeting of Stockholders under the captions "Election of Directors—Information Concerning Nominees" and "Section 16(a) Beneficial Ownership Reporting Compliance" and "Code of Ethics." All such information is incorporated herein by reference.

Item 11. Executive Compensation

        The information in response to this Item will be set forth in the Company's Proxy Statement for its 2004 Annual Meeting of Stockholders under the captions "Director Compensation," "Executive Compensation—Summary Compensation Table" and "Meetings and Committees of the Board of Directors—Compensation Committee Interlocks and Insider Participation." All such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Except as set forth below, the information required in response to this Item will be set forth in the Company's Proxy Statement for its 2004 Annual Meeting of Stockholders under the caption "Voting Securities." Such information is incorporated herein by reference.

Equity Compensation Plans

        The following table summarizes information about the equity securities authorized for issuance under the Company's compensation plans as of December 31, 2003. For a description of these plans, please see Note 18 to the Consolidated Financial Statements.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
	(shares in thousands)
Equity compensation plans approved by stockholders	2,595	$10.16	608
Equity compensation plans not approved by stockholders	669	8.18	398

Total	3,264	9.76	1,006

        The Company also maintains its 1998 Employee Stock Purchase Plan (ESPP) to provide eligible employees the opportunity to acquire limited quantities of the Company's common stock. The purchase price of each share is the lesser of (i) 85% of the fair market value of the shares on the date the option is granted and (ii) 85% of the fair market value of the shares on the last day of the period during which the option is outstanding. An aggregate of 600,000 shares of common stock has been reserved for issuance under the ESPP.

        Shares purchased under the Company's ESPP were 22,604, 26,163 and 23,090, at weighted average prices of $4.27, $7.73 and $10.50 in 2003, 2002 and 2001, respectively. The weighted average fair values of ESPP shares issued in 2003, 2002 and 2001 were $2.17, $2.65 and $2.76, respectively. At December 31, 2003, 413,194 shares remained available for issuance under the ESPP.

Item 13. Certain Relationships and Related Transactions

        The information required in response to this Item will be set forth in the Company's Proxy Statement for its 2004 Annual Meeting of Stockholders under the caption "Executive Compensation—Certain Transactions." Such information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

        The information in response to this Item will be set forth in the Company's Proxy Statement for its 2004 Annual Meeting of Stockholders under the caption "Principal Independent Auditor Fees." All of such information is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1),(2)	Financial Statements
The following Consolidated Financial Statements, Financial Statement Schedule and Exhibits are filed as part of this filing as listed on page F-1 of this document.
(a)(3)	Exhibits
The following exhibits are included as part of this filing and incorporated herein by this reference:
3.1	Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3.1 to Form 8-B filed on August 16, 1993, and the amendment thereto, filed on Form 8-B/A on February 4, 1994.
3.2	Amendment to Certificate of Incorporation filed on May 23, 1995. Incorporated by reference to Exhibit 3.2 to Registrant's Registration Statement on Form S-2/A, filed on May 25, 1995.
3.3	Certificate of Designation of Rights, Preferences and Privileges of Preferred Stock. Incorporated by reference to Exhibit 2 to Registrant's Registration Statement on Form 8-A filed on January 8, 1996.
3.4
Certificate of Designations of the Series B Convertible Preferred Stock, filed with the Secretary of State of Delaware on May 2, 2003. Incorporated by reference to Exhibit 3.1 to Registrant's Current Report on Form 8-K, filed on May 7, 2003.
3.5	Amended and Restated By-Laws of the Registrant.
3.6	Certificate of Elimination of Series A Preferred Stock filed with the Secretary of State of Delaware on March 4, 2004.
4.1*	1989 Employee and Director Incentive Plan. Incorporated by reference to Exhibit 4.1 to Form 8-B filed on August 16, 1993, and the amendment thereto, filed on Form 8-B/A on February 4, 1994.
4.2*
Form of Director Option Contract pursuant to the 1989 Employee and Director Incentive Plan. Incorporated by reference to Exhibit 4.2 to Form 8-B filed on August 16, 1993, and the amendment thereto, filed on Form 8-B/A on February 4, 1994.
4.3*
Form of Officer Option Contract pursuant to the 1989 Employee and Director Incentive Plan. Incorporated by reference to Exhibit 4.3 to Form 8-B filed on August 16, 1993, and the amendment thereto, filed on Form 8-B/A on February 4, 1994.
4.4*
Form of Employee Option Contract pursuant to the 1989 Employee and Director Incentive Plan. Incorporated by reference to Exhibit 4.4 to Form 8-B filed on August 16, 1993, and the amendment thereto, filed on Form 8-B/A on February 4, 1994.
4.5*	3D Systems Corporation 1996 Stock Incentive Plan. Incorporated by reference to Appendix A to Registrant's Definitive Proxy Statement filed on March 30, 2001.
4.6*
Form of Incentive Stock Option Contract for Executives pursuant to the 1996 Stock Incentive Plan. Incorporated by reference to Exhibit 4.6 of Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 16, 2001.

4.7*
Form of Non-Statutory Stock Option Contract for Executives pursuant to the 1996 Stock Incentive Plan. Incorporated by reference to Exhibit 4.7 of Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 16, 2001.
4.8*
Form of Employee Incentive Stock Option Contract pursuant to the 1996 Stock Incentive Plan. Incorporated by reference to Exhibit 4.8 of Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed on March 30, 2000.
4.9*
Form of Employee Non-Statutory Stock Option Contract pursuant to the 1996 Stock Incentive Plan. Incorporated by reference to Exhibit 4.9 of Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed on March 30, 2000.
4.10*	3D Systems Corporation 1996 Non-Employee Directors' Stock Option Plan. Incorporated by reference to Appendix B to Registrant's Definitive Proxy Statement filed on March 30, 2001.
4.11*
Form of Director Option Contract pursuant to the 1996 Non-Employee Director Stock Option Plan. Incorporated by reference to Exhibit 4.5 of Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed on March 30, 2000.
4.12*	3D Systems Corporation 1998 Employee Stock Purchase Plan. Incorporated by reference to Exhibit 4.1 to Registrant's Registration Statement on Form S-8 filed on July 10, 1998.
4.13*	3D Systems Corporation 2001 Stock Option Plan. Incorporated by reference to Exhibit 10.1 to Registrant's Registration Statement on Form S-8 filed on June 11, 2001.
10.1
Lease dated as of July 12, 1988, by and between 3D Systems, Inc. and Valencia Tech Associates. Incorporated by reference to Exhibit 3.1 to 3-D Canada's Annual Report on Form 20-F for the year ended December 31, 1987 (Reg. No. 0-16333).
10.2
Amendment No. 1 to Lease Agreement between 3D Systems, Inc. and Katell Valencia Associates, a California limited partnership, dated May 28, 1993. Incorporated by reference to Exhibit 10.2 to Form 8-B filed on August 16, 1993.
10.3
Lease Amendment No. 2 dated as of March 1, 1996 by and between Katell Valencia Associates, a California limited partnership and 3D Systems, Inc., a California corporation. Incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 28, 2003, filed on July 14, 2003.
10.4
Third Amendment to Lease dated as of August 27, 2002 by and between Katell Valencia Associates, a California limited partnership and 3D Systems, Inc., a California corporation. Incorporated by reference to Exhibit 10.2 of Registrant's Annual Report on Form 10-K for the year ended December 31, 2002, filed on June 30, 2003.
10.5
Agreement dated as of July 19, 1988, by and among 3D Systems, Inc., UVP, Inc., Cubital Ltd. and Scitex Corporation Ltd. Incorporated by reference to Exhibit 3.10 to 3-D Canada's Annual Report on Form 20-F for the year ended December 31, 1987 (Reg. No. 0-16333).
10.6
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

10.8	Assignment of UVP Patent dated January 12, 1990 by UVP to 3D, Inc. Incorporated by reference to Exhibit 10.30 to 3-D Canada's Registration Statement on Form S-1 (Reg. No. 33-31789).
10.9*
Form of Indemnification Agreement between Registrant and certain of its executive officers and directors. Incorporated by reference to Exhibit 10.18 to Form 8-B filed on August 16, 1993, and the amendment thereto, filed on Form 8-B/A on February 4, 1994.
10.10
Agreement dated October 4, 1995 between Registrant and Mesa County Economic Development Council, Inc., a Colorado non-profit corporation. Incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 29, 1995, filed on November 13, 1995.
10.11
Patent License Agreement dated December 16, 1998 by and between 3D Systems, Inc., NTT Data CMET, Inc. and NTT Data Corporation. Incorporated by reference to Exhibit 10.56 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998, filed on March 31, 1999.
10.12*
Employment Agreement for Brian Service dated October 15, 2002. Incorporated by reference to Exhibit 10.9 to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 27, 2002, filed on November 12, 2002.
10.13*
Consulting Agreement for Brian Service dated November 18, 2002. Incorporated by reference to Exhibit 10.20 of Registrant's Annual Report on Form 10-K for the year ended December 31, 2002, filed on June 30, 2003.
10.14*	Letter Agreement between Registrant and Brian K. Service, dated August 8, 2003. Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K, filed on August 11, 2003.
10.15
Debenture Purchase Agreement dated as of December 19, 2001, by and among Registrant and the purchasers listed on Schedule I thereto. Incorporated by reference to Exhibit 10.21 of Registrant's Annual Report on Form 10-K for the year ended December 31, 2002, filed on June 30, 2003.
10.16	Form of 7% Convertible Subordinated Debenture. Incorporated by reference to Exhibit 10.22 to Registrant's Amendment No. 1 to Registration Statement on Form S-1, filed on January 21, 2004.
10.17*
Stock Option Agreement dated July 1, 1999, between Registrant and G. Walter Loewenbaum II. Incorporated by reference to Exhibit 10.1 to Registrant's Registration Statement on Form S-8, filed on May 11, 2000.
10.18
Sixth Amendment to Reimbursement Agreement dated November 8, 2002, between Registrant and Wells Fargo Bank West, National Association. Incorporated by reference to Exhibit 10.10 to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 27, 2002, filed on November 12, 2002.
10.19
Seventh Amendment to Reimbursement Agreement dated March 4, 2004, between Registrant and Wells Fargo Bank, N.A. Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K, filed on March 10, 2004.
10.20	Form of Securities Purchase Agreement. Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K, filed on May 7, 2003.

10.21*
Employment Agreement dated March 1, 1994, by and among Registrant, 3D Systems, Inc., a California corporation and Charles W. Hull. Incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 1, 1994, filed on August 9, 1994.
10.22
Waiver dated June 26, 2003, between Wells Fargo Bank West, N.A. and Registrant. Incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 28, 2003, filed on July 14, 2003.
10.23*
Employment Letter Agreement, effective September 19, 2003, by and between Registrant and Abraham N. Reichental. Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K, filed on September 22, 2003.
10.24*
Agreement, dated December 17, 2003, by and between Registrant and Abraham N. Reichental. Incorporated by reference to Exhibit 10.43 to Registrant's Amendment No. 1 to Registration Statement on Form S-1, filed on January 21, 2004.
10.25
Form of Debenture Purchase Agreement by and among 3D Systems Corporation and the purchasers listed on Schedule I to the Debenture Purchase Agreement. Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K, filed on December 17, 2003.
10.26	Form of 6% Convertible Subordinated Debenture. Incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K, filed on December 17, 2003.
10.27*
Employment Letter Agreement, entered into on December 24, 2003, by and between Registrant and Fred R. Jones. Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K, filed on December 29, 2003.
10.28
Waiver entered into on January 12, 2004, between Wells Fargo Bank, N.A. and 3D Systems Corporation. Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K, filed on January 21, 2004.
14.1	3D Systems Corporation Code of Conduct.
14.2	3D Systems Corporation Code of Ethics for Senior Financial Executives and Directors.
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
16.3
Letter, dated July 22, 2003, from Deloitte & Touche LLP to the Securities and Exchange Commission. Incorporated by reference to Exhibit 16.1 to Registrant's Current Report on Form 8-K, filed on July 23, 2003.
18.1	Letter dated February 20, 2004 from BDO Seidman, LLP regarding changes in accounting principles.
21.1	Subsidiaries of Registrant.
23.1	Consent of Independent Auditors—Deloitte & Touche LLP.
23.2	Consent of Independent Certified Public Accountants—BDO Seidman, LLP

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated March 15, 2004.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated March 15, 2004.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated March 15, 2004.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated March 15, 2004.
(b)	Reports on Form 8-K
(1)	Current Report on Form 8-K, Items 5 and 7, filed October 2, 2003.
(2)	Current Report on Form 8-K, Items 5 and 7, filed October 22, 2003.
(3)	Current Report on Form 8-K, Items 5 and 7, filed November 4, 2003.
(4)	Current Report on Form 8-K, Items 5 and 7, filed November 10, 2003, regarding earnings for the second quarter ended September 26, 2003.
(5)	Current Report on Form 8-K, Items 5 and 7, filed December 17, 2003.
(6)	Current Report on Form 8-K, Items 5 and 7, filed December 29, 2003.
(7)	Current Report on Form 8-K, Items 7 and 9, filed January 7, 2004.
(8)	Current Report on Form 8-K, Items 5 and 7, filed January 21, 2004.
(9)	Current Report on Form 8-K, Items 5 and 7, filed February 5, 2004.
(10)	Current Report on Form 8-K, Items 5 and 7, filed March 4, 2004.
(11)	Current Report on Form 8-K, Items 5, 7 and 12, filed March 10, 2004.

*
Management contract or compensatory plan or arrangement.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

3D SYSTEMS CORPORATION

By:
/s/ ABRAHAM N. REICHENTAL Abraham N. Reichental President and Chief Executive Officer

	Date:	March 15, 2004

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of registrant and in the capacities and on the dates indicated.

Signature	Date	Title

/s/ ABRAHAM N. REICHENTAL Abraham N. Reichental	March 15, 2004	Chief Executive Officer, President and Director (Principal Executive Officer)
/s/ FRED R. JONES Fred R. Jones	March 15, 2004	Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ G. PETER V. WHITE G. Peter V. White	March 15, 2004	Vice President, Finance (Principal Accounting Officer)
/s/ CHARLES W. HULL Charles W. Hull	March 15, 2004	Executive Vice President, Chief Technology Officer and Director
/s/ G. WALTER LOEWENBAUM II G. Walter Loewenbaum II	March 15, 2004	Chairman of the Board of Directors
/s/ MIRIAM V. GOLD Miriam V. Gold	March 15, 2004	Director
/s/ JIM D. KEVER Jim D. Kever	March 15, 2004	Director

/s/ KEVIN S. MOORE Kevin S. Moore	March 15, 2004	Director
/s/ RICHARD C. SPALDING Richard C. Spalding	March 15, 2004	Director

3D Systems Corporation
Index to Consolidated Financial Statements
and Consolidated Financial Statement Schedule

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of
3D Systems Corporation
Valencia, California

        We have audited the accompanying consolidated balance sheet of 3D Systems Corporation and its subsidiaries (the "Company") as of December 31, 2003 and the related consolidated statements of operations, stockholders' equity, cash flows, and comprehensive loss for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of 3D Systems Corporation and its subsidiaries as of December 31, 2003 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for legal expenses incurred in the defense of its patents and license rights, and its method of amortizing certain patent and license costs.

/s/ BDO SEIDMAN, LLP BDO Seidman, LLP
Los Angeles, California February 20, 2004, except for footnotes 16 and 28, which are as of March 4, 2004

INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors of
3D Systems Corporation
Valencia, California

        We have audited the accompanying consolidated balance sheet of 3D Systems Corporation and its subsidiaries (the "Company") as of December 31, 2002 and the related consolidated statements of operations, stockholders' equity, cash flows, and comprehensive loss for each of the two years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of 3D Systems Corporation and its subsidiaries as of December 31, 2002 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ DELOITTE & TOUCHE, LLP Deloitte & Touche, LLP
Los Angeles, California June 20, 2003 (March 11, 2004, as to pro forma amounts after giving effect to changes in accounting principles)

3D Systems Corporation
Consolidated Balance Sheets
As of December 31, 2003 and 2002
(in thousands, except par value)

	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$23,954	$2,279
Deposits	553	—
Accounts receivable, net of allowance for doubtful accounts of $1,656 (2003) and $3,068 (2002)	22,773	27,420
Current portion of lease receivables	111	322
Inventories, net of reserves of $2,924 (2003) and $1,876 (2002)	9,694	12,564
Prepaid expenses and other current assets	2,087	3,687

Total current assets	59,172	46,272
Property and equipment, net	11,455	15,339
Licenses and patent costs, net	7,150	14,960
Lease receivables, less current portion, net of allowance of $345 (2003) and $414 (2002)	233	553
Acquired technology, net	5,498	7,647
Goodwill	44,900	44,456
Restricted cash	1,200	—
Other assets, net	1,857	3,006

	$131,465	$132,233

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Line of credit	$—	$2,450
Current portion of long-term debt	165	10,500
Accounts payable	7,299	10,830
Accrued liabilities	16,466	15,529
Customer deposits	771	801
Deferred revenues	15,648	14,770

Total current liabilities	40,349	54,880
Long-term debt, less current portion	3,925	4,090
Convertible subordinated debentures	32,704	10,000
Other liabilities	2,579	3,397

	79,557	72,367
Authorized 5,000 preferred shares; Series A preferred stock, authorized 1,000 shares, none issued or outstanding; Series B convertible redeemable preferred stock, authorized 2,670 shares, issued and outstanding 2,634 shares in 2003, mandatory redemption in 2013 (aggregate liquidation value of $15,804)	15,210	—
Commitments and contingencies	—	—
Stockholders' equity:
Common stock, $0.001 par value, authorized 25,000 shares; issued and outstanding 12,903 (2003) and 12,725 (2002)	13	13
Additional paid-in capital	85,588	84,931
Notes receivable from employees for purchase of stock	(19)	(59)
Preferred stock dividend	(867)	—
Treasury stock, 6 shares (2003) at cost	(45)	—
Accumulated deficit in earnings	(47,442)	(21,419)
Accumulated other comprehensive loss	(530)	(3,600)

Total stockholders' equity	36,698	59,866

	$131,465	$132,233

See accompanying notes to consolidated financial statements.

3D Systems Corporation
Consolidated Statements of Operations
Years Ended December 31, 2003, 2002 and 2001
(in thousands, except per share amount)

	2003	2002	2001
Revenue
Products	$73,084	$81,039	$84,558
Services	36,931	34,922	34,182

Total Revenue	110,015	115,961	118,740

Cost of sales
Products	39,818	43,398	42,278
Services	27,055	25,942	24,961

Total Cost of Sales	66,873	69,340	67,239

Gross profit	43,142	46,621	51,501

Operating expenses:
Selling, general and administrative	48,643	48,331	42,807
Research and development	9,031	15,366	11,010
Severance and other restructuring costs	442	4,354	—

Total operating expenses	58,116	68,051	53,817

Loss from operations	(14,974)	(21,430)	(2,316)
Interest and other expense, net	2,902	2,991	1,033
Gain on arbitration settlement	—	18,464	—

Loss before income taxes	(17,876)	(5,957)	(3,349)

Provision for (benefit from) income taxes	1,107	8,909	(992)

Loss before cumulative effect of changes in accounting principles	(18,983)	(14,866)	(2,357)
Cumulative effect on prior years (to December 31, 2002) of: Expensing legal fees as incurred	(5,964)	—	—
Change in amortization method for patents and license costs	(1,076)	—	—

Net loss	(26,023)	(14,866)	(2,357)
Preferred stock dividend	867	—	—

Net loss available to common shareholders	$(26,890)	$(14,866)	$(2,357)

Shares used to calculate basic and diluted net loss available to common shareholders per share	12,782	12,837	12,579

Basic and diluted loss available to common shareholders per share before cumulative effect of changes in accounting principles	$(1.55)	$(1.16)	$(0.19)
Cumulative effect on prior years (to December 31, 2002) of: Expensing legal fees as incurred per share	(0.47)	—	—
Change in amortization method for patents and license costs	(0.08)	—	—

Basic and diluted net loss available to common shareholders per share	$(2.10)	$(1.16)	$(0.19)

Pro forma amounts after giving effect to changes in accounting principles, applied retroactively net of applicable income taxes:
Net loss available to common shareholders	$(15,975)	$(20,335)	$(2,953)

Basic and diluted net loss available to common shareholders per share	$(1.25)	$(1.58)	$(0.23)

See accompanying notes to consolidated financial statements.

3D Systems Corporation
Consolidated Statements of Stockholders' Equity
Years Ended December 31, 2003, 2002 and 2001
(in thousands, except par value)

	Common Stock
					Notes Receivable From Employees				Accumulated Other Comprehensive Loss
	Shares	Par Value $0.001		Additional Paid in Capital		Changes in Preferred Stock	Treasury Stock	Accumulated Deficit		Total Stockholders' Equity
Balance at January 1, 2001	12,198	$12		$81,568	$(330)	$—	$(1,540)	$(4,196)	$(3,992)	$71,522
Exercise of stock options	294		(a)	2,127	—	—	—	—	—	2,127
Private placement	617		(a)	8,021	—	—	—	—	—	8,021
Employee stock purchase plan	23	1		242	—	—	—	—	—	243
Repayment of employee loans	—	—		—	86	—	—	—	—	86
Tax benefit related to stock option exercises	—	—		1,215	—	—	—	—	—	1,215
Net loss	—	—		—	—	—	—	(2,357)	—	(2,357)
Cumulative translation adjustment	—	—		—	—	—	—	—	(2,428)	(2,428)

Balance at December 31, 2001	13,132	13		93,173	(244)	—	(1,540)	(6,553)	(6,420)	78,429
Exercise of stock options	117		(a)	850	—	—	—	—	—	850
Employee stock purchase plan	26		(a)	202	—	—	—	—	—	202
Private placement, net	1,000	1		12,491	—	—	—	—	—	12,492
Vantico settlement	(1,550)	(1)		(20,309)	—	—	—	—	—	(20,310)
Repayment of employee loans	—	—		—	185	—	—	—	—	185
Isuance of warrants	—	—		64	—	—	—	—	—	64
Retirement of treasury shares	—	—		(1,540)	—	—	1,540	—	—	—
Net loss	—	—		—	—	—	—	(14,866)	—	(14,866)
Cumulative translation adjustment	—	—		—	—	—	—	—	2,820	2,820

Balance at December 31, 2002	12,725	13		84,931	(59)	—	—	(21,419)	(3,600)	59,866
Exercise of stock options	42		(a)	264	—	—	—	—	—	264
Employee stock purchase plan	22		(a)	97	—	—	—	—	—	97
Officer stock compensation	120		(a)	1,049	—	—	—	—	—	1,049
Liquidated damages	—	—		(477)	—	—	—	—	—	(477)
Stock registration costs	—	—		(276)	—	—	—	—	—	(276)
Repayment of employee loans	(6)	—		—	40	—	(45)	—	—	(5)
Preferred stock dividends accrued	—	—		—	—	(825)	—	—	—	(825)
Accretion of preferred stock issuance costs	—	—		—	—	(42)	—	—	—	(42)
Net loss	—	—		—	—	—	—	(26,023)	—	(26,023)
Cumulative translation adjustment	—	—		—	—	—	—	—	3,070	3,070

Balance at December 31, 2003	12,903	$13		$85,588	$(19)	$(867)	$(45)	$(47,442)	$(530)	$36,698

(a)
Amounts not shown due to rounding. See accompanying notes to consolidated financial statements

See accompanying notes to consolidated financial statements

3D Systems Corporation
Consolidated Statements of Cash Flows
Years Ended December 31, 2003, 2002 and 2001
(in thousands)

	2003	2002	2001
Cash flows from operating activities:
Net loss	$(26,023)	$(14,866)	$(2,357)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income taxes, net of valuation allowance	—	7,813	(1,882)
Cumulative effect of changes in accounting principles	7,040	—	—
Impairment of intangible assets of OptoForm Sarl	847	—	—
Gain on arbitration settlement (including $1,846 included in S,G&A for legal reimbursement)	—	(20,310)	—
Depreciation and amortization	8,427	9,902	7,704
Adjustments for allowance accounts, including lease receivables	990	2,942	290
Adjustments for inventory reserve	1,755	585	336
Tax benefit related to stock option exercises	—	—	1,215
Stock-based compensation	1,321	64	—
Payment of interest on employee note with stock	(5)	—	—
Loss on disposition of property and equipment	386	263	834
Changes in operating accounts, excluding effects of acquisitions:
Deposits	(553)	—	—
Accounts receivable	6,792	8,524	463
Lease receivables	9	1,373	2,927
Inventories	2,345	7,088	(2,991)
Prepaid expenses and other current assets	1,791	(1,197)	1,849
Other assets	1,391	486	(186)
Accounts payable	(3,818)	(2,575)	2,096
Accrued liabilities	349	2,067	(2,324)
Customer deposits	(29)	(824)	409
Deferred revenues	(30)	88	161
Other liabilities	(1,803)	(109)	(1,895)

Net cash provided by operating activities	1,182	1,314	6,649

Cash flows used in investing activities:
Purchase of property and equipment	(874)	(3,210)	(3,317)
Proceeds on disposition of property and equipment	53	602	—
Additions to licenses and patent costs	(760)	(4,724)	(1,173)
Software development costs	(550)	(364)	(489)
Investment in DTM	—	(138)	(49,551)
Investment in RPC	—	(1,981)	(2,171)
Investment in OptoForm Sarl	—	(1,200)	(1,387)

Net cash used in investing activities	(2,131)	(11,015)	(58,088)

Cash flows from financing activities:
Exercise of stock options and stock purchase plan	361	1,052	2,369
Proceeds from private placement of convertible subordinated debentures	22,108	400	9,600
Net (repayments) / borrowings under line of credit	(2,450)	2,450	—
Bank borrowings of long-term debt	—	41,714	43,892
Repayment of long-term debt	(10,500)	(52,450)	(23,061)
Restricted cash	(1,200)	—	—
Repayment of notes receivable from officers and employees	—	185	86
Payments under obligation to former RPC stockholders	(351)	—	—
Proceeds from sale of common stock	—	12,492	8,021
Proceeds from private placement of preferred stock, net	15,178	—	—
Payment of preferred stock dividends	(641)	—	—
Stock registration costs	(276)	—	—

Net cash provided by financing activities	22,229	5,843	40,907
Effect of exchange rate changes on cash	395	189	(2,519)

Net increase (decrease) in cash and cash equivalents	21,675	(3,669)	(13,051)
Cash and cash equivalents at the beginning of the period	2,279	5,948	18,999

Cash and cash equivalents at the end of the period	$23,954	$2,279	$5,948

See accompanying notes to consolidated financial statements.

3D Systems Corporation
Consolidated Statements of Comprehensive Loss
Years ended December 31, 2003, 2002 and 2001
(in thousands)

	2003	2002	2001
Net loss	$(28,252)	$(14,866)	$(2,357)
Other comprehensive (loss) income:
Foreign currency translation adjustments	3,070	2,820	(2,428)

Comprehensive loss	$(25,182)	$(12,046)	$(4,785)

See accompanying notes to consolidated financial statements.

3D Systems Corporation
Notes to Consolidated Financial Statements

Years Ended December 31, 2003, 2002 and 2001
(in millions of dollars, except share and per share data)

Note 1 Basis of Presentation

        The consolidated financial statements include the accounts of 3D Systems Corporation and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Note 2 Changes in Accounting Principles

        As of December 31, 2003, the Company changed its method of accounting for legal fees incurred in the defense of its patents and license rights. In previous periods, these expenses were recorded as intangible assets on the balance sheet and amortized over the lives of the related patents or license rights, which range from seven to nine years. As a result of this change, legal fees incurred in the defense of patents and licenses for the year ended December 31, 2003 have been, and for future years will be, expensed as incurred. The Company believes that this method of accounting is the preferable method and that after giving effect to such method the Company's financial results will more clearly reflect current operating activities and will remove the subjectivity involved in evaluating the value of this intangible asset. The effect of the change in 2003 was to increase selling, general and administrative expenses by approximately $4.7 million which is comprised of legal fees expensed of $5.6 million and the reversal of $0.9 million of amortization expense for previously capitalized legal costs. The write-down of the intangible assets attributable to such legal costs capitalized in previous years amounted to approximately $6.0 million, net of applicable income tax effect. The effect of this change was to increase the Company's net loss in 2003 by approximately $10.7 million or $0.84 per fully diluted share.

        As of December 31, 2003, the Company changed its method of amortizing certain patent and license costs from the unit-of-production method to the straight-line method. The unit-of-production method required the Company to estimate future levels of production for the products which utilized the technology protected under the patent rights. The Company originally anticipated that the accounting method chosen would provide the best matching of patent-cost amortization with revenues from the products incorporating that patent technology. However, experience has shown the difficulty of forecasting future production because of factors beyond the Company's control and because of delays in the introduction of new systems utilizing that patent. Given the time-based nature of the license agreement and the past volatility of the Company's estimates of machine production, the Company believes that the straight-line method of amortization will more accurately reflect the consumption of the economic benefit of the license over its remaining term and is therefore, a preferable method. The effect of this change in 2003 was an increase in net loss by $1.4 million or $0.11 per fully diluted share, of which $0.3 million is included in cost of sales and $1.1 million or $0.08 per share is the cumulative effect of the change in accounting principle.

        Pro forma amounts shown on the consolidated statements of operations have been adjusted for the effect of the retroactive application of these changes in accounting policy, net of income taxes. See Note 8—Licenses and Patents.

Note 3 Significant Accounting Policies

  a)
  Use of Estimates

    The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to the allowance for doubtful accounts, income taxes, inventories, goodwill, other intangible assets, contingencies and revenue recognition. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

  b)
  Revenue Recognition

    Revenues from the sale of systems and related products are recognized upon shipment or when services are performed, provided that persuasive evidence of a sales arrangement exists, both title and risk of loss have passed to the customer and collection is reasonably assured. Persuasive evidence of a sales arrangement exists upon execution of a written sales agreement that constitutes a fixed and legally binding commitment for the buyer and the Company. Sales transactions generally include equipment, software license, warranty, training and installation. The Company allocates and records revenue in these transactions based on vendor-specific objective evidence that has been accumulated through historic operations, which, in most cases, is the price charged for the deliverable when sold separately. If fair value for all deliverables cannot be determined, the Company will use the residual method to determine the amount of the consideration to be allocated to the delivered items. The Company also evaluates the impact of undelivered items on the functionality of delivered items for each sales transaction and, where appropriate, defers revenues on delivered items when that functionality has been affected. Functionality is determined to be met if the delivered products or services represent a separate earnings process. Revenues from services are recognized at the time of performance. The Company provides end-users with maintenance under a warranty agreement for up to one year and defers a portion of the revenues at the time of sale based on the relative fair value of those services. After the initial warranty period, the Company offers these customers optional maintenance contracts. The Company's systems are sold with licensed software products that are integral to the operation of the systems. These software products are not sold or licensed separately.

    Certain of the Company's sales were made through a sales agent to customers where substantial uncertainty existed with respect to collection of the sales price. The substantial uncertainty was generally a result of the absence of a history of doing business with the customer and an uncertain political environment in the country in which the customer does business. For these sales, the Company recorded revenues based on the cost-recovery method, which requires that the sales proceeds received are first applied to the carrying amount of the asset sold until the carrying amount has been recovered. Thereafter, all proceeds are credited to sales.

    The Company's terms of sale vary upon the product being sold or service being performed. For system sales, the Company typically requires a deposit and substantial payments prior to shipment. Customers with a favorable credit profile may receive other credit terms based on that profile. Creditworthiness is determined based on an evaluation of each customer's financial condition. New customers are required to complete a credit application and provide references, credit checks and bank information to facilitate an analysis of creditworthiness. The Company often requires customers outside the United States to furnish letters of credit.

  c)
  Cash and Cash Equivalents

    Investments with original maturities of three months or less are considered to be cash equivalents. The Company's policy is to invest cash in excess of short-term operating and debt service requirements in such cash equivalents. These instruments are stated at cost, which approximates market value because of the short maturity of the instruments.

  d)
  Allowance for Doubtful Accounts

    The Company's estimate for the allowance for doubtful accounts related to trade receivables is based on two methods. The amounts calculated from each of these methods are combined to determine the total amount reserved. Firstly, the Company evaluates specific accounts where it has information that the customer may have an inability to meet its financial obligations (for example, bankruptcy). In these cases, the Company uses its judgment, based on the available facts and circumstances, and records a specific reserve for that customer against amounts due to reduce the outstanding receivable balance to the amount that is expected to be collected. These specific reserves are re-evaluated and adjusted as additional information is received that would impact the amount reserved. Secondly, an additional reserve is established for all customers based on a percentage of the Company's write-off experience. If circumstances change (for example, the Company experiences higher-than-expected defaults or an unexpected adverse change in a customer's financial condition), estimates of the recoverability of amounts due to the Company could be reduced.

  e)
  Leases

    At the inception of a lease, the gross lease receivable, the reserve for potential losses, the estimated residual value of the leased equipment and the unearned lease income are recorded. The unearned lease income represents the excess of the gross lease receivable plus the estimated residual value over the cost of the equipment leased and is recorded as deferred revenue.

  f)
  Inventories

    Inventories are stated at the lower of cost or net realizable market value, cost being determined using the first-in, first-out method. Reserves for slow-moving and obsolete inventories are provided based on historical experience and current product demand. The Company evaluates the adequacy of these reserves quarterly.

  g)
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

  h)
  Goodwill and Intangible Assets

    The Company applied Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," in its allocation of the purchase prices of DTM Corporation (DTM), RPC Ltd. (RPC) and OptoForm Sarl. The annual impairment testing required by SFAS No. 142, "Goodwill and Other Intangible Assets," requires the Company to use its judgment, and could require the Company to write down the carrying value of its goodwill and other intangible assets in future periods. SFAS No. 142 requires companies to allocate their goodwill to identifiable reporting units, which are then tested for impairment using a two-step process detailed in the statement. The first step requires comparing the fair value of each reporting unit with its carrying amount, including goodwill. If that fair value exceeds the carrying amount, the second step of the process is not necessary and there are no impairment issues. If that fair value does not exceed that carrying amount, companies must perform the second step that requires an allocation of the fair value of the reporting unit to all assets and liabilities of that unit as if the reporting unit had been acquired in a purchase business combination as of the date of evaluation, and the fair value of the reporting unit was the purchase price. The goodwill resulting from that purchase price allocation is then compared to its carrying amount with any excess recorded as an impairment charge.

    Pursuant to the requirements of SFAS No. 142, the Company is required to perform a valuation of its reporting units annually, or upon significant changes in the Company's business environment. The Company performed an evaluation of its reporting units upon implementation of SFAS No. 142 in January 2002, and for the years ended December 31, 2002 and 2003, and concluded that the fair values of the Company's reporting units exceeded their carrying values. Accordingly, no goodwill impairment adjustments were recorded for 2002 or 2003 for goodwill recorded as part of the acquisition of DTM and RPC.

    However, the Company determined that an impairment of the acquired technology and other intangibles arising from the acquisition of OptoForm Sarl had occurred as it had become unlikely that the technology would be commercialized, and consequently, future cash flows from OptoForm Sarl are expected to be negligible. Accordingly, the Company recorded the estimated impairment amount of $0.8 million at December 31, 2003 as a reduction of its European long-lived assets. This impairment consisted of a $0.6 million impairment of acquired technology and a $0.2 million impairment of other intangibles. See Note 9—Acquired Technology.

  i)
  Licenses, Patent Costs and Other Long-Lived Assets

    Licenses, patent costs and other long-lived assets include costs incurred for internally developed products or procedures, costs incurred to perfect license or patent rights under applicable domestic and foreign laws, the amount incurred to acquire existing licenses and patents and, prior to 2003, the legal costs incurred to defend patent and license rights against infringement. See Note 2—Changes in Accounting Principles. Licenses and patent costs are being amortized on a straight-line basis over their estimated useful lives, which are approximately seven to seventeen years. Prior to 2003, one license for multi-jet modeling technology was amortized on a unit-of-production basis over the term of the license agreement. The Company changed to the straight-line method of amortization for this patent license in 2003. See Note 2—Changes in Accounting Principles. Amortization expense is included in cost of sales, research and development expenses and selling, general and administrative expenses, dependent upon the nature and use of the technology.

    The Company evaluates long-lived assets other than goodwill for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of the asset are less than its carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value.

  j)
  Capitalized Software Costs

    Certain software development and production costs are capitalized when the related product reaches technological feasibility. Costs capitalized in 2003, 2002 and 2001 were $0.5 million, $0.4 million and $0.5 million, respectively. Amortization of software development costs begins when the related products are available for use in related systems. Amortization expense, included in cost of sales, amounted to $0.4 million, $0.5 million and $0.5 million for 2003, 2002 and 2001, respectively, based on the straight-line method using an estimated useful life of one year. During 2003, the Company revised its estimated useful life for amortizing software development costs from two years to one year after evaluating the cycle of software development and replacement. Net capitalized software costs aggregated $0.3 million and $0.4 million at December 31, 2003 and 2002, respectively, and are included in other assets in the accompanying consolidated balance sheets.

  k)
  Contingencies

    The Company follows the provisions of SFAS No. 5, "Accounting for Contingencies." SFAS No. 5 requires that an estimated loss from a loss contingency be accrued by a charge to income if it is both probable that an asset has been impaired or that a liability has been incurred and that the amount of the loss can be reasonably estimated.

  l)
  Foreign Currency Translation

    The Company operates in locations outside the U.S. that are not considered highly inflationary. Accordingly, the balance sheets are translated at the end-of-period exchange rates with translation adjustments accumulated in stockholders' equity. Statements of operations are translated at the average exchange rates during the applicable period.

    The effect of the unrealized exchange rate fluctuations upon translating foreign currency assets and liabilities into U.S. dollars is accumulated as a separate component of stockholders'

    equity. Gains and losses resulting from foreign currency transactions are included in current operations.

  m)
  Financial Instruments

    The Company has limited involvement with derivative instruments. These instruments may include cross currency swaps, collars and foreign exchange forward contracts and options. Such financial instruments are used from time to time to manage the Company's exposure to fluctuations in foreign exchanges rates.

    The Company does not purchase, hold or sell derivative financial instruments for trading or speculative purposes.

    Effective January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities' as amended by SFAS No. 137 and SFAS No. 138 ("SFAS No. 133"), which require that all derivative instruments be reported on the balance sheet at fair value and establish criteria for designation and effectiveness of transactions entered into for hedging purposes. The Company did not have any outstanding derivative instruments at December 31, 2003 or 2002.

    The Company is exposed to credit risk if the counterparties of such transactions are unable to perform their obligations. However, the Company seeks to minimize such risk by entering into transactions with counterparties that are major financial institutions.

  n)
  Research and Development Costs

    All research and development costs are expensed as incurred.

  o)
  Earnings Per Share

    Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding plus the number of additional common shares that would have been outstanding if all potentially dilutive common shares had been issued. Common shares related to convertible subordinated debentures, preferred stock, stock options and stock warrants are excluded from the computation when their effect is anti-dilutive, that is, when their inclusion would reduce the Company's net loss per share.

  p)
  Advertising Costs

    Advertising costs are expensed as incurred. Advertising expenses were approximately $1.6 million, $2.3 million and $2.1 million for the years ended December 31, 2003, 2002 and 2001, respectively.

  q)
  Stock Option Plans

    The Company has employee stock benefit plans, which are described more fully in "Note 18: Stockholders' Equity and Stockholders' Rights Plan." As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's stock option plans are accounted for under the intrinsic value recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations.

    The following pro forma net loss and loss per share information is presented as if the Company accounted for stock-based compensation awarded under the stock incentive plans using the fair value method. Under the fair value method, the estimated fair value of stock-based incentive awards is charged against income on a straight-line basis over the vesting period.

	2003	2002	2001
Net loss available to common shareholders, as reported	$(26.9)	$(14.9)	$(2.4)
Deduct: Stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	2.2	5.8	3.9

Pro forma net loss	$(29.1)	$(20.7)	$(6.3)

Basic and diluted net loss available to shareholders per common share:
As reported	$(2.10)	$(1.16)	$(0.19)

Pro forma	$(2.28)	$(1.61)	$(0.49)

  r)
  Income Taxes

    The Company and its domestic subsidiaries file a consolidated U.S. federal income tax return. The Company's non-U.S. subsidiaries file income tax returns in their respective local jurisdictions. The Company provides for income taxes on those portions of its foreign subsidiaries' accumulated earnings that it believes are not reinvested indefinitely in their businesses.

    Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax benefit carry-forwards. Deferred tax liabilities and assets at the end of each period are determined using applicable tax rates.

    The Company records deferred tax assets arising from temporary timing differences between recorded income and taxable income when and if the Company believes that future earnings will be sufficient to realize the tax benefit. For those jurisdictions where the expiration date of tax benefit carry-forwards or the projected taxable earnings indicate that realization is not likely, a valuation allowance is provided.

    In assessing the need for a valuation allowance, the Company estimates future taxable earnings, with consideration for the feasibility of tax planning strategies and the realizability of tax benefit carry-forwards, to determine which deferred assets are more likely than not to be realized in the future. Valuation allowances related to deferred tax assets can be impacted by changes to tax laws, changes to statutory tax rates and future taxable earnings. In the event that actual results differ from these estimates in future periods, the Company may need to adjust the valuation allowance, which could materially impact the Company's consolidated financial statements. If, in future periods, the Company determines that it is more likely than not that it will be able to utilize the deferred tax assets, the Company will, at that time, reverse all or a portion of the valuation allowance.

  s)
  Reclassification

    Certain amounts in the 2002 consolidated financial statements have been reclassified to conform to the 2003 presentation.

  t)
  Recent Accounting Pronouncements

    In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 replaces Emerging Issues Task Force (EITF) Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement became effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 did not have a material impact on the Company's results of operations or financial condition.

    In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure," which amended SFAS No. 123, "Accounting for Stock-Based Compensation." The new standard provides alternative methods of transition for a voluntary change to the fair market value based method for accounting for stock-based employee compensation. Additionally, the statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. In compliance with SFAS No. 148, the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation plan as defined by Accounting Principles Board (APB) Opinion No. 25.

    In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards on the classification and measurement of financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the first interim period beginning after June 15, 2003. The Company does not have any financial instruments that are required to be accounted for under SFAS 150.

    In December 2003, the FASB issued SFAS No. 132(R), "Employers' Disclosures About Pensions and Other Post Retirement Benefits, (Revised 2003)" SFAS No. 132, as revised,

    incorporates all of the disclosure requirements of SFAS No. 132, "Employers' Disclosures about Pensions and Other Post Retirement Benefits." SFAS 132(R) also requires interim-period disclosure of certain components of and material changes in amounts of defined benefit pension plans. SFAS No. 132(R) is effective for fiscal years ending after December 15, 2003. The Company does not have a defined benefit pension plan which would require disclosure under SFAS No. 132(R). These financial statements include the required disclosures with respect to the Company's defined contribution benefit plans.

    In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation it has undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements in this Interpretation became effective for financial statements for interim or annual periods ending after December 15, 2002. The Company does not have any guarantees initiated after December 31, 2002, and has included the required disclosures for guarantees initiated prior to January 1, 2003 in these financial statements.

    In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." FIN 46, as amended by FIN 46(R), issued in December 2003, requires an investor with a majority of the variable interests in a variable interest entity to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A variable interest entity is an entity in which the equity investors do not have a controlling financial interest or the equity investment at risk is insufficient to finance the entity's activities without receiving additional subordinated financial support from other parties. The provisions of FIN 46(R) are applicable for fiscal years ending after December 31, 2003, and must be adopted no later than March 15, 2004. The Company does not have any variable interest entities that must be consolidated.

    In May 2003, the EITF issued EITF Issue No. 00-21 "Revenue Arrangements with Multiple Deliverables" (Issue 00-21). Issue 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities and how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. Issue 00-21 became effective for revenue arrangements entered into in fiscal periods after June 15, 2003. The adoption of Issue 00-21 did not have a material effect on the Company's results of operations or financial condition since the Company's historical accounting for multiple deliverables was consistent with Issue 00-21.

Note 4 Deposits

        At December 31, 2003, the Company had approximately $0.6 million of cash on deposit under restriction, of which $0.1 million was held by banks pursuant to an arrangement with a utility supplier, and $0.5 million was held by third parties as required by certain customers as security for the Company's future performance of certain warranty contracts.

Note 5 Leases

        Prior to December 31, 2002, the Company provided lease financing for qualified customers. In 2001, lease receivables totaling $3.3 million were sold to a third party. No gain or loss was recognized on the transaction. The terms of the sale required the Company to guarantee to the purchaser certain cash payments in the event of default on those receivables. At December 31, 2003, the Company had fully reserved the maximum amount of payments under the guarantee of approximately $0.3 million. The leases are accounted for as sales-type leases where the present value of minimum lease payments, net of costs, are recorded as sales. The components of lease receivables at December 31, 2003 and 2002 are as follows:

	2003	2002
Total minimum lease payments receivable	$0.3	$0.7
Estimated non-guaranteed residual value	0.4	0.6
Allowance for uncollectible leases	(0.3)	(0.4)

Gross investment in leases (net of allowance)	0.4	0.9
Unearned income	(0.1)	(0.2)

Total investment in leases	$0.3	$0.7

Short-term interest in leases	$0.1	$0.3
Long-term interest in leases	$0.2	$0.4

        Future minimum lease payments of approximately $0.1 million per year are due through 2006 in connection with these leases.

Note 6 Inventories

        Components of inventories at December 31, 2003 and 2002 are as follows:

	2003	2002
Raw materials	$3.1	$2.6
Work in process	1.1	0.2
Finished goods	5.5	9.8

	$9.7	$12.6

        The reserve for slow-moving and obsolete inventory was $2.9 million and $1.9 million at December 31, 2003 and 2002, respectively. There was no inventory consigned to a sales agent at December 31, 2003, while $0.2 million of inventory was consigned to a sales agent at December 31, 2002.

Note 7 Property and Equipment

        Property and equipment at December 31, 2003 and 2002 are summarized as follows:

	2003	2002	Useful Life (in years)
Land	$0.4	$0.4	—
Building	4.2	4.2	30
Machinery and equipment	25.4	27.0	3-5
Office furniture and equipment	3.8	3.6	5
Leasehold improvements	4.3	4.1	Life of Lease
Rental equipment	1.1	1.2	5
Construction in progress	0.1	0.2	N/A

	39.3	40.7
Less: Accumulated depreciation	(27.8)	(25.4)

	$11.5	$15.3

        Depreciation expense for 2003, 2002 and 2001 was $4.4 million, $5.8 million and $4.8 million, respectively.

Note 8 Licenses and Patent Costs

        Licenses and patent costs at December 31, 2003 and 2002 are summarized as follows:

	2003	2002	Weighted average useful life (in years)
Licenses, at cost	$2.3	$2.3	fully amortized
Patent costs	17.5	23.0	8.9

	19.8	25.3
Less: Accumulated amortization	(12.6)	(10.3)

	$7.2	$15.0

        As of December 31, 2003, the Company changed its method of accounting to expense legal fees incurred in defense of its patent and license rights as incurred resulting in a write-down in previously capitalized patent litigation costs of approximately $6.0 million. See Note 2—Changes in Accounting Principles. Prior to this change, the Company had capitalized $4.1 million and $2.3 million in 2002 and 2001, respectively, of costs related to the defense of its patents worldwide. Additionally, the Company amortized $0.3 million and $0.1 million of these costs in 2002 and 2001, respectively.

        As of December 31, 2003, the Company changed its method of amortizing certain patent license costs from the unit-of-production method to the straight-line method. See Note 2—Changes in Accounting Principles. After giving effect to this change, all patents and license costs are now amortized on the straight-line method. The change in amortization method increased the balance of accumulated amortization for patents and licenses by the cumulative effect of the change in accounting principle through December 31, 2002 of $1.1 million and increased amortization expense by

$0.3 million for 2003, thereby increasing the balance at December 31, 2003 by $1.4 million. Had the Company applied the straight-line method of amortization expense retroactively, amortization expense would have increased approximately $0.3 million for the years ended December 31, 2002 and 2001, respectively.

        During 2003 and 2002 the Company capitalized $0.8 million and $0.6 million, respectively, of costs to acquire, develop and extend patents in the United States, Japan, Europe and certain other countries. The Company amortized previously capitalized patent costs of $1.6 million, $1.6 million and $1.1 million for 2003, 2002 and 2001, respectively. In addition, in 2001, the Company acquired, through various acquisitions, patents of $2.9 million.

        The estimated annual amortization expense of licenses, patents, acquired technology and other intangible assets for each of the five years ending after December 31, 2003 is as follows (in millions):

Year ending December 31,	Amount
2004	$3.1
2005	2.6
2006	2.6
2007	1.9
2008	0.9

Note 9 Acquired Technology

        Acquired technology at December 31, 2003 and 2002 is summarized as follows:

	2003	2002
Acquired technology	$$10.2	$10.0
Less: Accumulated amortization	(4.7)	(2.4)

	$5.5	$7.6

        Acquired technology has a useful life of six years. In 2003, 2002 and 2001, the Company amortized $1.7 million, $1.7 million and $0.7 million, respectively, of acquired technology.

        In accordance with SFAS Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company annually evaluates its long-lived assets such as patent and license costs and acquired technology for impairment of their carrying values by estimating future cash flows and benefit to be derived from these assets. At December 31, 2003, the Company determined that there was an impairment of the carrying value of acquired technology arising from the acquisition of OptoForm Sarl, in that the Company believes it is unlikely that it will pursue a marketable system platform based on the OptoForm Sarl technology. As a result of this conclusion, the Company amortized the remaining balance of $0.6 million of the acquired technology from the OptoForm Sarl acquisition, and recorded that amount as part of amortization expense for the year. Additionally, the Company also recorded an impairment of $0.2 million of other intangibles arising from this purchase.

Note 10 Goodwill

        The changes in the carrying amount of goodwill by geographic area are as follows:

	U.S.	Europe	Asia	Total
Balance at January 1, 2002	$18.6	$18.7	$6.9	$44.2
Effect of foreign currency exchange rates	—	0.2	—	0.2
Adjustments related to DTM acquisition, net	0.1	—	—	0.1

Balance as of December 31, 2002	18.7	18.9	6.9	44.5
Effect of foreign currency exchange rates	—	0.4	—	0.4

Balance at December 31, 2003	$18.7	$19.3	$$6.9	$44.9

        The adjustments related to the DTM acquisition represent adjustments to the purchase price for sales and use tax payable partially offset by income tax refunds received.

Note 11 Acquisitions

        In February 2001, the Company acquired the stock and intellectual property of OptoForm Sarl, a start-up company that had developed certain composite materials. The aggregate purchase price was $2.6 million, of which $1.4 million was paid in cash at the time of closing and $1.2 million was paid in February 2002. This acquisition was accounted for using the purchase method of accounting, and was not material to the financial statements.

        In August 2001, the Company acquired the assets and intellectual property of DTM Corporation (DTM). During 2001, the Company accrued $2.1 million as part of the purchase price for DTM for severance costs and costs related to the closure of duplicate facilities. The Company terminated 42 DTM employees subsequent to the acquisition. At December 31, 2003, acquisition-related liabilities for severance and duplicate facility costs totaled $0.3 million, of which $0.1 million was recorded in accrued liabilities and $0.2 million was recorded in other liabilities. These severance and facilities payments extend through 2006.

        The estimated fair values of the assets acquired and the liabilities assumed at the date of DTM's acquisition are as follows (in millions):

Fair value of tangible assets acquired	$14.6
Fair value of goodwill and other identifiable intangible assets	49.4
Purchase price	(49.6)

Liabilities assumed	$14.4

        In September 2001, the Company acquired RPC Ltd., a Swiss company, for $5.5 million of which $2.2 million was paid in cash at the time of the closing and $2.0 million was paid during 2002. The remaining deferred portion of the purchase price, denominated in Swiss Francs, of CHF 2.2 million (approximately $1.3 million at the purchase date), was payable on September 19, 2003. On November 14, 2003, the Company entered into an agreement with the former shareholders of RPC to pay CHF 2.2 million (equivalent to $1.6 million at November 14, 2003) in installments over a two-year period ending September 19, 2005, with interest on the unpaid amount at the rate of 8% per annum. During 2003, the Company paid $0.4 million pursuant to this agreement.

Note 12 Accrued Liabilities

        Accrued liabilities at December 31, 2003 and 2002 are as follows:

	2003	2002
Taxes payable	$2.6	$3.2
Payroll and related taxes	3.2	3.0
Bonuses and commissions	1.5	1.9
Amounts due to RPC	0.9	1.6
Royalties payable	1.9	1.1
Accrued liquidated damages	0.5	—
Severance	0.1	0.8
Accrued health costs	1.3	1.7
Professional services	1.9	0.4
Accrued settlement costs—Regent Pacific	0.6	—
Other	2.0	1.8

	$16.5	$15.5

        At December 31, 2003, the Company maintained a self-insured medical and dental plan covering all domestic employees except for employees based in Colorado. The plan had a stop-loss feature whereby any claims over $50,000 per individual are covered by an insurance policy. This plan was terminated on February 1, 2004. See Note 28—Subsequent Events.

        Under the terms of a 1990 agreement with UVP, Inc., the Company is obligated to make royalty payments to UVP based upon sales of SLA® machines, including any royalties received by the Company from licenses relating to the SLA® technology up to a maximum of $8.2 million. As of December 31, 2003, the Company had paid $6.8 million of royalties to UVP. The Company's remaining royalty obligation to UVP at December 31, 2003 was $1.4 million, including the $0.5 million of royalty expense accrued during 2003, and such obligation is included as an accrued liability in the accompanying consolidated statements of operations. The Company's royalty obligation to UVP at December 31, 2002 was $1.8 million, of which $0.9 million was included in accrued liabilities and the remaining $0.9 million was included in other long-term liabilities on the accompanying consolidated balance sheet. See Note 13—Other Long-Term Liabilities. UVP has retained a security interest in the purchased technology until the purchase price is fully paid. In 2003, 2002 and 2001, royalty expenses were $0.5 million, $1.2 million and $0.9 million, respectively, and are included in cost of sales in the accompanying consolidated statements of operations.

Note 13 Other Long-Term Liabilities

        Other liabilities at December 31, 2003 and 2002 are as follows:

	2003	2002
Royalties payable	$—	$0.9
Net present value of lease obligation	0.4	0.7
Long-term payments to RPC shareholders	0.5	—
Employee termination costs	—	0.2
Accrued pension costs	0.2	0.9
Reserve for sales/use tax	0.6	0.6
Other	0.9	0.1

	$2.6	$3.4

Note 14 Severance and Other Restructuring Costs

        In April and August 2003, the Company eliminated approximately 27 and 16 positions, respectively, from its workforce. In accordance with SFAS No. 146, "Accounting for Costs Associated With Exit or Disposal Activities," the Company recorded severance expense of $0.4 million in 2003 in connection with these reductions.

        On July 24, 2002, the Company substantially completed a reduction in workforce, which eliminated 109 positions out of its total workforce of 523, or approximately 20% of the total workforce. In addition, on April 9, 2002, the Company closed its office in Austin, Texas, which it acquired as part of its acquisition of DTM, as well as its sales office in Farmington Hills, Michigan, resulting in the elimination of an additional 63 positions, approximately 10% of its total workforce. All costs incurred in connection with these restructuring activities are included as severance and other restructuring costs in the accompanying Consolidated Statements of Operations. Severance and other restructuring costs for 2002 are as follows (in millions except number of employees):

	Second- Quarter Provision April 2002	Third- Quarter Provision July 2002	Utilized 2002	Balance 12/31/02	Utilized 2003	Balance 12/31/03
Severance costs (one-time benefits)	$1.6	$1.9	$3.3	$0.2	$0.2	$—
Contract termination costs	—	0.6	0.1	0.5	0.4	0.1
Other associated costs	—	0.2	0.1	0.1	0.1	—

Total severance and other restructuring costs	$1.6	$2.7	$3.5	$0.8	$0.7	$0.1

Positions eliminated	63	109

        Contract termination costs for building leases are amortized over the remaining terms of the respective leases, which extend through 2006.

Note 15 Financial Instruments

        The Company is required by accounting principles generally accepted in the United States of America to disclose its estimate of the fair value of material financial instruments, including those recorded as assets or liabilities in its consolidated financial statements. The carrying amounts of current assets and liabilities approximate fair value due to their short-term maturities. The fair value of the Company's 7% convertible subordinated debentures, 6% convertible subordinated debentures and Series B convertible preferred stock were derived by evaluating the nature and terms of each instrument and considering prevailing economic and market conditions. Such estimates are subjective and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the Company's estimates.

        All financial instruments inherently expose the holders to market risk, including changes in currency and interest rates. The Company manages its exposure to these market risks through its regular operating and financing activities and, when it considers appropriate, through the use of derivative financial instruments.

        The carrying amounts and estimated fair values of the Company's financial instruments at December 31, 2003 and 2002 were as follows:

	2003		2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Industrial development bonds:	$4.1	$4.1	$4.3	$4.3

7% convertible subordinated debentures	$10.0	$13.4	$10.0	$8.6
6% convertible subordinated debentures	$22.7	$37.9	$—	$—

Total debt:	$32.7	$51.3	$10.0	$8.6

Series B convertible preferred stock	$15.2	$27.4	$—	$—

        The fair values of the fixed-rate instruments in the table above differ from the amounts reflected on the balance sheet due to changes in interest rates based on market conditions and the estimated value of the option to convert the instruments to common stock as determined using the Black-Scholes Model as of December 31, 2003 and 2002. Generally, the fair value of a fixed-rate instrument will increase as interest rates fall and decrease as interest rates rise. The increase in estimated fair value of fixed-rate instruments during 2003 is predominantly the result of issuance of new instruments during the year, a decrease from 20% to 10% in the interest rate used to discount the contractual payments associated with the instruments and, with respect to the value of the conversion options, an increase in the year-end market price of the Company's common stock into which certain of the instruments are convertible to $10.15 per share at December 31, 2003 from $7.80 per share at December 31, 2002. The carrying value of the Series B convertible preferred stock in the table above is reflected in the consolidated balance sheets at its mandatory redemption value of $6.00 per share, net of issuance costs. See Note 16—Borrowings; and Note 17—Redeemable Preferred Stock.

Note 16 Borrowings

        Total outstanding borrowings as of December 31, 2003 and 2002 were as follows:

	2003	2002
Line of credit	$—	$2.5

Current portion of long-term debt:
Industrial development bonds	$0.2	$0.2
Term loan	—	10.3

Current portion of total long-term debt:	$0.2	$10.5

Senior debt:
Long-term debt, less current portion-
Industrial development bonds	$3.9	$4.1

Subordinated debt:
7% convertible debentures	$10.0	$10.0
6% convertible debentures	22.7	—

Total subordinated debt	$32.7	$10.0

        Annual maturities of debt as of December 31, 2003 are as follows:

2004	$0.2
2005	0.2
2006	10.2
2007	0.2
2008	0.2
Later years	25.8

Total	36.8
Less current portion	0.2

Long-term debt	$36.6

  Senior debt

        The Company's Colorado facility is subject to a $4.9 million industrial development bond financing. Interest on the bonds is payable monthly at a variable interest rate. The interest rate at December 31, 2003 was 1.2% per annum. Principal payments are payable in semi-annual installments through August 2016. The bonds are collateralized by, among other things, a first mortgage on the facility, a security interest in certain equipment, and a standby letter of credit in the original principal amount of $4.9 million in favor of Wells Fargo Bank, N. A. ("Wells Fargo"), as bond trustee ("trustee"), and is further collateralized by restricted cash held by Wells Fargo as letter of credit issuer in the amount of $1.2 million. At December 31, 2003, a total of $4.1 million was outstanding under the bonds.

        During 2003, the Company operated under waivers of default under certain financial covenants contained in the reimbursement agreement. Such financial covenants require, among other things, that the Company maintain a minimum tangible net worth (as defined) of $23.0 million plus 50% net income from July 1, 2001 forward and a fixed charge coverage ratio (as defined) of no less than 1.25. In light of the Company's default under these covenants, Wells Fargo also drew down a $1.2 million standby letter of credit issued by U.S. Bank and placed the cash in a restricted account. The Company repaid the amount owing to U.S. Bank as a result of this drawing.

        On January 12, 2004, the Company entered into another waiver to the reimbursement agreement pursuant to which Wells Fargo waived compliance with the fixed charge coverage ratio and minimum tangible net worth covenant contained in the reimbursement agreement, as amended, through April 30, 2004, provided that the Company remains in compliance with all other provisions of the reimbursement agreement and that the Company provides evidence of a proposal from another bank by March 31, 2004 to replace the letter of credit issued by Wells Fargo. Such waiver provided that, should a replacement letter of credit not be obtained on or before April 30, 2004, the Company will agree to retire $1.2 million of the bonds utilizing the $1.2 million of restricted cash held by Wells Fargo.

        As of December 31, 2003, the Company was in compliance with the fixed-charge coverage ratio and the minimum tangible net worth covenants under this reimbursement agreement, and the Company expects to continue to remain in compliance. On March 4, 2004, the Company and Wells Fargo entered into a further amendment to the reimbursement agreement which states that the Company is no longer in default of the financial covenants referred to above and that therefore Wells Fargo will no longer require the Company to replace the Wells Fargo letter of credit or to retire $1.2 million of the industrial development bonds. Such amendment also amended certain of the criteria used to measure compliance with such financial covenants. It also added a provision that provides that the Company acknowledges that, upon the occurrence of any future event of default under the reimbursement agreement, Wells Fargo will not consider waiving such event of default unless and until the Company complies with all requirements imposed by Wells Fargo, which shall include but not be limited to the immediate retirement of $1.2 million of the industrial development bonds. The amendment provides that funds for such repayment shall come first from the funds of the Company then held by Wells Fargo, if any, and the balance from additional funds to be provided to the trustee of such bonds by the Company promptly upon notice from Wells Fargo to the Company. In addition, any event of default would result in an increase to the letter of credit fee from 1% of the stated amount of the letter of credit to 1.5% of the stated amount of the letter of credit prorated from the occurrence of such event of default until the next August 1, when the fee is due, and continuing for the life of the letter of credit.

        On August 17, 2001, the Company entered into a $41.5 million loan agreement with U.S. Bank, National Association to finance the acquisition of DTM Corporation. This loan agreement provided for a $26.5 million three-year revolving credit facility and a $15.0 million 66-month term loan. The Company repaid the outstanding balance of $9.6 million of the term loan on May 5, 2003 and repaid the outstanding balance of $8.6 million under the revolving credit facility on November 24, 2003. This credit facility was then terminated.

  Subordinated Debt

        In December 2001 and January 2002, the Company privately placed $10.0 million of 7% convertible subordinated debentures with institutional and accredited investors. The debentures bear interest at the rate of 7% per annum, payable quarterly. The debentures are convertible into 833,333 shares of the Company's common stock, subject to customary anti-dilution adjustments, at the option of the holders, and the Company has the right to redeem them, in whole or in part, any time after December 31, 2004, at its discretion, at a price equal to 107% of their outstanding principal amount, plus accrued and unpaid interest. The aggregate principal amount of these debentures that remain outstanding mature on December 31, 2006.

        In the fourth quarter of 2003, the Company privately placed $22.7 million of 6% convertible subordinated debentures with institutional and accredited investors. Interest accrues at the rate of 6% per annum and is payable semi-annually on the outstanding principal amount of these debentures in May and November. The net proceeds from the issuance of these debentures, after deducting capitalized issuance costs of $0.6 million, amounted to $22.1 million. The capitalized issuance costs will be accreted to interest expense over the projected life of the debentures. These debentures are convertible, at the option of the holders, at any time into 2,230,255 shares of the Company's Common Stock at a conversion price of $10.18 per share, subject to customary anti-dilution adjustments. These debentures are redeemable, in whole or in part, at the option of the Company at 100% of their outstanding principal amount, plus accrued and unpaid interest, at any time after November 30, 2006. The aggregate principal amount of these debentures that remain outstanding mature on November 30, 2013.

Note 17 Redeemable Preferred Stock

        On May 5, 2003, the Company privately placed 2,634,016 shares of Series B Convertible Preferred Stock at a price of $6.00 per share with institutional and accredited investors. Net proceeds from such placement were $15.2 million after deducting $0.6 million of offering expenses that were recorded as a reduction to the face value of the redeemable preferred stock and are being accreted as dividends over ten years. The preferred stock accrues dividends on a cumulative basis at 8% or $0.48 per share per annum (which, subject to certain conditions, can increase to 10% or $0.60 per share per annum after May 5, 2004). Such dividends are payable semi-annually, when, as and if declared by the Board of Directors, in May and November of each year. The preferred stock votes equally with the Company's common stock and is convertible at any time at the option of the holders on a 1:1 basis into 2,634,016 shares of common stock subject to customary anti-dilutive adjustments. The preferred stock is redeemable in whole or in part at the Company's option after May 5, 2006 and is mandatorally redeemable at May 5, 2013. The redemption price is $6.00 per share plus accrued and unpaid dividends. The Company agreed to register the resale by the holders of the shares of common stock into which the shares of Series B Preferred Stock convert. During 2003, the Company accrued approximately $0.8 million for dividends on the preferred stock. During the fourth quarter of 2003, the Company paid approximately $0.6 million of dividends.

Note 18 Stockholders' Equity and Stockholders' Rights Plan

        In May 2002, the Company privately placed 1,125,000 shares (125,000 shares were repurchased from Vantico, Inc. and subsequently resold in this private placement) of its $.001 par value common stock with institutional accredited investors for aggregate net proceeds of $12.5 million.

        On May 23, 1996, the Company's stockholders approved the 1996 Stock Incentive Plan (the "1996 Plan") and the 1996 Stock Option Plan for Non-Employee Directors (the "Director Plan"). The maximum number of shares of common stock that may be issued pursuant to options granted under the 1996 Plan and the Director Plan is 3,600,000 and 300,000, respectively. Both the 1996 Plan and the Director Plan expire on March 21, 2006, and no further options may be granted pursuant to these plans after that date.

        The 1996 Plan also provides for "reload options," which are options to purchase additional shares if a grantee uses already owned shares to pay for an option exercise. Through December 31, 2003, the "reload option" provision had not been utilized. The Company also had a 1989 Employee and Director Incentive Plan (the "1989 Plan") in which options for substantially all common shares authorized under the 1989 Plan had been previously issued. On February 28, 2001, the Board of Directors of the Company adopted the 2001 Stock Option Plan (the "2001 Plan"). Under the 2001 Plan, the Compensation Committee of the Board of Directors is authorized to grant non-qualified stock options to purchase shares of common stock of the Company. The number of options granted to an individual is based upon a number of factors, including his or her position, salary and performance, and the overall performance and stock price of the Company. Officers of the Company, including members of the Board of Directors who are officers, are not eligible for stock option grants under the 2001 Plan. Subject to adjustment for stock splits, stock dividends and other similar events, the total number of shares of common stock reserved for issuance under the 2001 Plan is 500,000 shares. The option exercise price per share under all plans is equal to the fair market value on the date of grant. The vesting and exercise periods for all plans, except the Director Plan, are determined at the discretion of the Compensation Committee of the Board of Directors. The majority of options issued under the 2001 Plan, the 1996 Plan and the 1989 Plan vest 25% annually, commencing one year from the date of grant and expiring between six and ten years from the date of grant. Under the Director Plan, each non-employee director ("outside director") of the Company will automatically be granted annual non-qualified stock options to purchase 10,000 shares of common stock. Each option issued under the Director Plan vests in equal annual installments over a three-year period beginning on the first anniversary of the grant, and expires ten years from the date of grant.

        During 2003, the Board of Directors awarded stock options for 369,599 shares of the Company's common stock that are not covered by the Company's existing stock option plans as compensation to an employee and as payment for services rendered by a consultant. The shares have a weighted average strike price of $7.13. The options vest in accordance with the terms of the option agreements and expire ten years after the date of issuance.

        The status of the Company's stock options is summarized below:

	2003		2002		2001
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	(shares in thousands)
Outstanding at beginning of year	2,618	$11.25	3,153	$11.43	2,160	$9.68
Granted	1,039	7.47	744	8.84	1,344	13.28
Exercised	(42)	6.31	(117)	7.28	(294)	7.56
Lapsed or canceled	(351)	13.16	(1,162)	10.84	(57)	8.63

Outstanding at end of year	3,264	$9.76	2,618	$11.25	3,153	$11.43

Options exercisable at end of year	2,066		1,585		1,019
Options available for future grants	1,006		1,192		793
Weighted average fair value of options granted during the year:	$4.00		$4.78		$3.66

        The following table summarizes information about stock options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable
Range:	Number Outstanding (in thousands)	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Outstanding (in thousands)	Weighted Average Exercise Price
	(shares in thousands)
$3.00 to $4.99	75	5.71	$4.87	75	$4.88
$5.00 to $9.99	1,987	7.16	$6.94	1,055	$6.38
$10.00 to $14.99	565	7.07	$11.75	400	$11.44
$15.00 to $19.99	587	3.95	$16.77	486	$17.01
$20.00 to $24.50	50	2.12	$24.20	50	$24.20

	3,264	6.46	$9.76	2,066	$10.24

  (a)
  As of December 31, 2003, options for 397,800, 526,500 and 82,100 shares of common stock were available for future grants under the 2001 Plan, the 1996 Plan and the 1996 Director Plan, respectively (1,006,400 shares in the aggregate). The 1996 Plan also provides for the issuance of Stock Appreciation Rights (SARs) and Limited Stock Appreciation Rights (LSARs). As of December 31, 2003, no SARs or LSARs had been issued.

  (b)
  In December 1995, the Company's Board of Directors adopted a Shareholders Rights Plan (the "Rights Plan"). Under the provisions of the Rights Plan, the Company distributed to its stockholders, rights entitling the holders to purchase one-hundredth of a share of Series A preferred stock for each share of common stock then held at an exercise price of $75. Upon the occurrence of certain "triggering events," each right entitles its holder to purchase, at the rights' then-current exercise price, a number of shares of common stock of the Company having a market value equal to twice the exercise price. A triggering event occurs ten days following the date a person or group (other than an "Exempt Person"), without the consent of the Company's Board of Directors, acquires 15% or more of the Company's common stock or upon the announcement of a tender offer or an exchange offer, the consummation of which would result in the ownership by a person or group of 15.1% or more of the Company's common stock. The rights were scheduled to expire on December 3, 2005. Pursuant to an amendment to the Rights Plan adopted by the Board of Directors on March 2, 2004, the Rights Plan expired on March 3, 2004. See Note 28—Subsequent Events.

  (c)
  In 2002, the Company retired 1,550,000 shares of common stock acquired in the settlement with Vantico, Inc. See Note 26—Arbitration Settlement.

  (d)
  On May 6, 1997, the Company announced that its Board of Directors had authorized the Company to buy up to 1.5 million shares of its common stock in the open market and through private transactions. During 1997 and 1998 the Company purchased 25,000 and 200,000 of its own shares of common stock for approximately $0.2 million and $1.4 million, respectively. In the fourth quarter of 2002, these shares were retired. Currently, it is not anticipated that the Company will acquire any additional shares under this program.

  (e)
  In the second quarter of 1998, the Company established the 1998 Employee Stock Purchase Plan (ESPP) to provide eligible employees the opportunity to acquire limited quantities of the Company's common stock. The purchase price of each share is the lesser of (i) 85% of the fair market value of the shares on the date the option is granted and (ii) 85% of the fair market value of the shares on the last day of the period during which the option is outstanding. An aggregate of 600,000 shares of common stock has been reserved for issuance under the ESPP.

    Shares purchased under the Company's ESPP were 22,604, 26,163 and 23,090, at weighted average prices of $4.27, $7.73 and $10.50 in 2003, 2002 and 2001, respectively. The weighted average fair values of ESPP shares issued in 2003, 2002 and 2001 were $2.17, $2.65 and $2.76, respectively.

  (f)
  The Company applies the intrinsic-value-based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations to account for stock options issued under its plan. These interpretations include FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25," issued in March 2000. Under this method, compensation expense is generally recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. The Company has adopted the "disclosure only" provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," and SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure," which was released in December 2002 as an amendment to SFAS No. 123. These statements establish accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123 and

    SFAS No. 148, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above.

  (g)
  During 2003, the Company issued 120,000 shares of stock as compensation to certain members of senior management. The stock grants were recorded at the fair market value of the stock on the date of the grant, at prices ranging from $7.25 to $9.80. The Company recorded $1.0 million as compensation expense, included in general and administrative expenses, for the year ended December 31, 2003 in connection with these stock grants. In addition, the Company accrued $0.3 million compensation expense for 30,000 shares of stock granted to an employee in 2003 at a price of $9.06 upon ratification by the Board of Directors to be issued in 2004.

    The Company accounts for option grants to non-employees using the guidance of SFAS No. 123, as amended by SFAS No. 148, and Emerging Issues Task Force (EITF) No. 96-18, whereby the fair value of such options is determined using the Black-Scholes option pricing model at the earlier of the date at which the non-employee's performance is complete or a performance commitment is reached.

    SFAS No. 123 requires the use of option pricing models that were not developed for use in valuing employee stock options. The Black-Scholes option pricing model was developed for use in estimating the fair value of short-lived exchange-traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions, including the option's expected life and the price volatility of the underlying stock. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of employee stock options. The fair values of options granted in 2003, 2002 and 2001 were estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions:

	2003	2002	2001
Expected life (in years)	2.5	2.7	2.9
Risk-free interest rate	2.36%	1.97%	4.80%
Volatility	0.68	0.83	0.63
Dividend yield	0.00%	0.00%	0.00%

Note 19 Warranty Maintenance Contracts

        The Company provides extended warranty contracts up to one year in duration as part of the initial sales transaction in the U.S. for certain products. The warranty contract provides the purchaser with maintenance on the machine during the warranty period at reduced rates for labor and replacement parts. In connection with this activity, the Company incurred warranty costs of $4.1 million, $4.6 million and $4.2 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Note 20 Computation of Loss Per Share

        The following is a reconciliation of the numerator and denominator of the basic and diluted loss per share computations for the years ended December 31, 2003, 2002 and 2001:

	2003	2002	2001
Numerator:
Net loss available to common shareholders—numerator for basic and diluted net loss per share	$(26.9)	$(14.9)	$(2.4)

Denominator:
Denominator for basic net loss per share-weighted average shares (in thousands)	12,782	12,837	12,579
Effect of dilutive securities:
Stock options, warrants, preferred stocks and convertible debt	—	—	—

Denominator for diluted net loss per share-weighted average shares (in thousands)	12,782	12,837	12,579

        Potential common shares related to convertible preferred stock, convertible debt, stock options and stock warrants were excluded from the calculation of diluted loss per share because their effects were anti-dilutive, that is, they would have reduced loss per share. The weighted average for common shares excluded from the computation was approximately 5,758,000, 3,641,000 and 2,791,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Note 21 Supplementary Cash Flow Information

	2003	2002	2001
Interest payments	$2.2	$1.9	$0.8

Income tax payments	$1.6	$0.7	$0.9

Non-cash items:
Deferred purchase payments in conjunction with the acquisition of:
OptoForm Sarl	$—	$—	$1.2

RPC, Ltd.	$—	$—	$3.3

Option granted to Vantico, Inc. to transfer 1,550,000 shares of the Company's stock to the Company in lieu of cash settlement	$—	$1.7	$—

Accrued dividends on preferred stock	$0.2	$—	$—

Accrued liquidated damages	$0.5	$—	$—

Transfer of equipment from inventory to fixed assets(a)	$1.7	$4.8	$4.7

Transfer of equipment to inventory from fixed assets(b)	$2.2	$5.9	$1.6

  (a)
  Inventory is transferred from inventory to fixed assets at cost when the Company requires additional machines for training, demonstration and short-term rentals.

  (b)
  In general, an asset is transferred from fixed assets into inventory at its net book value when the Company has identified a potential sale for a used machine. The machine is removed from inventory upon recognition of the sale.

Note 22 Related-Party Transactions (in whole dollars)

  (a)
  In July 2003, the Company retired, on the terms provided therein, a note due from one of its executive officers with a balance of approximately $45,000, including accrued interest, in exchange for 6,031 shares of the Company's common stock, with a then-current value equivalent to the outstanding principal amount of such note, which was recorded as treasury stock on the balance sheet at fair market value.

  (b)
  On December 31, 2001, the Chairman of the Board of Directors and related parties purchased $1.0 million of the Company's $10.0 million private placement of 7% convertible subordinated debentures. See Note 16—Borrowings.

  (c)
  From October 15, 2002 until his resignation as an officer and director of the Company on August 8, 2003, Mr. Service was employed by the Company as Chief Executive Officer and President and served as a director of the Company. Prior to September 2002, Mr. Service was compensated for his services by Regent Pacific Management Corporation, which the Company had retained to provide management services to the Company, including the services of the Chief Executive Officer.

    From September 10, 2002 through October 15, 2002, the Company engaged Mr. Service on an interim consulting basis for which he was paid $79,999. Subsequently, on October 15, 2002, he entered into an employment agreement with the Company under which he was entitled to be paid an annual base salary of $463,000 and was awarded fully vested options, with a term of five years, to purchase 350,000 shares of Common Stock at a price of $5.78 per share, which was the closing price of the Common Stock on October 15, 2002.

    On November 18, 2002, the Company and Brian K. Service, Inc. ("BKS"), a corporation in which Mr. Service was a stockholder, officer and director, entered into a consulting agreement pursuant to which the Company agreed to pay to BKS over an initial 11-month term a monthly fee $15,000 plus additional consultant-based fees at the rate of $15,000 per week per consultant furnished by BKS during such week to perform consulting services to the Company. The agreement provided that the amount to be paid to BKS for such consultant-based fees was to be subject to a maximum of $130,000 in excess of the costs incurred by BKS for such consultants.

    On August 8, 2003, the Company and Mr. Service entered into a letter agreement pursuant to which he resigned from his offices with the Company and from the Board of Directors, his employment and consulting agreements with the Company were amended to provide for him to receive a total of $300,211 for the remainder of 2003, and those agreements were terminated except for an indemnification obligation of the Company set forth in his consulting agreement. The August 8, 2003 agreement also provided that Mr. Service would remain an employee of the Company for a period extending up to August 8, 2005 at a base salary of $94,000 per year.

    From September 10, 2002 through December 31, 2003, the Company paid Mr. Service $87,264 in salary in 2002 and $511,692 in salary in 2003 and paid to Mr. Service and BKS $130,587 in consulting fees in 2002 and $362,450 in consulting fees in 2003.

  (d)
  In connection with the Company's private placement of its Series B Convertible Preferred Stock in May 2003, Messrs. Loewenbaum, Service and Hull, respectively the Chairman of the Board of Directors, then Chief Executive Officer and Chief Technology Officer, purchased an aggregate of $1.5 million of the Series B Convertible Preferred Stock out of the total $15.8 million issue of such securities. Additionally, Clark Partners I, L.P., a New York limited partnership, purchased $5.0 million of the Series B Convertible Preferred Stock. Kevin S. Moore, a member of the Board of Directors, is the president of the general partner of Clark Partners I, L.P. In connection with the offering, Houlihan Lokey Howard & Zukin rendered its opinion that the terms of the offering were fair to the Company from a financial point of view. A special committee of the Board of Directors, composed entirely of disinterested independent directors, approved the offer and sale of the Series B Convertible Preferred Stock and recommended the transaction to the Board of Directors. The Board of Directors also approved the transaction, with interested Board members not participating in the vote. See Note 17—Redeemable Preferred Stock.

  (e)
  In connection with the Company's private placement of its 6% convertible subordinated notes in November and December 2003, the Chairman of the Board of Directors and certain other directors and executive officers of the Company purchased $2.6 million of that $22.7 million issue. See Note 16—Borrowings. Such purchasers included the Company's Chief Executive Officer; the Chairman of the Board of Directors; a member of the Board of Directors; the Vice President, General Counsel and Secretary; and a Senior Vice President. Additionally, Clark Partners I, L.P., a New York limited partnership, purchased $3.0 million of the 6% convertible subordinated debentures. In connection with the offering, Houlihan Lokey Howard & Zukin rendered its opinion that the terms of the offering were fair to the Company from a financial point of view. A special committee of the Board of Directors, composed entirely of disinterested independent directors, approved the offer and sale of the 6% convertible subordinated debentures and recommended the transaction to the Board of Directors. The Board of Directors also approved the transaction.

  (f)
  In connection with the acquisition in 1990 of patents for stereolithography technology from UVP, Inc., the Company makes royalty payments to UVP, Inc. for the use of this technology. See Note 12—Accrued Liabilities. Pursuant to a 1987 contract between UVP and Charles W. Hull, an Executive Vice President, Chief Technology Officer and a director of the Company, Mr. Hull is entitled to receive from UVP, with respect to his prior relationship with UVP, an amount equal to 10% of all royalties or other amounts received by UVP with respect to the patents, but only after recoupment of certain expenses by UVP. We have been advised that as of December 31, 2003, Mr. Hull had received $704,000 from UVP under that contract.

Note 23 Income Taxes

        The components of the Company's pretax loss are as follows:

	2003	2002	2001
Domestic:
Loss from Operation	$(20.0)	$(7.5)	$(3.8)
Cumulative effect on prior years of change in accounting principle	(7.0)	—	—

Total Domestic	$(27.0)	$(7.5)	$(3.8)
Foreign	2.1	1.5	0.5

Total	$(24.9)	$(6.0)	$(3.3)

        The components of income tax expense (benefit) for the years ended December 31, 2003, 2002 and 2001 are as follows:

	2003	2002	2001
Current:
U.S. Federal	$—	$—	$1.2
State	—	—	(0.3)
Foreign	1.1	1.6	0.5

Total	$1.1	$1.6	$1.4

Deferred:
U.S. Federal	$—	$5.6	$(2.7)
State	—	1.7	0.3
Foreign	—	—	—

Total	—	7.3	(2.4)

Total income tax expense (benefit)	$1.1	$8.9	$(1.0)

        The overall effective tax rate differs from the statutory federal tax rate for the years ended December 31, 2003, 2002 and 2001 as follows:

	% of Pretax Income (Loss)
	2003	2002	2001
Tax provision based on the federal statutory rate	(35.0)%	(35.0)%	(34.0)%
State taxes, net of federal benefit	(4.8)%	18.2%	(1.4)%
Increase in excess of book basis over tax basis in foreign subsidiaries	—	(36.9)%	—
Deemed dividend related to foreign operations	—	11.6%	—
Research tax credits	(0.1)%	(8.3)%	(8.4)%
Foreign taxes	—	18.1%	11.2%
Change in valuation reserve	44.9%	181.6%	—%
Other	(0.5)%	0.4%	3.0%

	4.5%	149.7%	(29.6)%

        The components of the Company's net deferred tax assets at December 31 are as follows:

	2003	2002
Deferred tax assets:
Tax credits	$6.4	$6.1
Net operating loss carry-forwards	19.7	14.3
Reserve and allowances	2.0	1.8
Accrued liabilities	2.1	1.9
Property and equipment (excess tax basis over book basis)	0.3	0.3
Capitalized patent protection costs	4.8	—
Deferred revenue	0.4	0.5

Total deferred tax assets	35.7	24.9
Valuation allowance	(29.8)	(18.7)

Net deferred tax assets	$5.9	$6.2
Deferred tax liabilities:
Intangibles	$3.4	$3.9
Deferred lease revenue	0.8	0.8
Capitalized software development costs	—	0.2
Patents and licenses	—	0.4
State taxes	1.7	0.9

Total deferred tax liabilities	5.9	6.2

Net deferred tax assets	$—	$—

        As of December 31, 2003, the Company had deferred tax assets from net operating loss carry-forwards of $19.7 million, consisting of the tax benefits from loss carry-forwards for United States federal, state and foreign income tax purposes of approximately $44.8 million, $32.2 million and $8.4 million, respectively. Approximately $6.5 million of the federal net operating losses as of December 31, 2003 were acquired as part of the DTM acquisition in 2001 and are subject to the annual limitation of loss deduction pursuant to IRC Section 382. The federal operating losses will begin to expire in 2011. Ultimate utilization of these loss carry-forwards depends on future taxable earnings of the Company.

        As of December 31, 2003, the Company had research and experimentation tax credit carry-forwards for United States federal and state income tax purposes of $3.6 million and $2.1 million, respectively. The federal credits will begin to expire in 2012. The state credits do not expire.

        The Company has alternative minimum tax credit carry-forwards of $0.5 million for United States federal income tax purposes which do not expire.

        As of December 31, 2003, the Company has provided a valuation allowance in the total amount of $29.8 million against its entire net deferred tax assets and intends to maintain such allowance until sufficient evidence exists to support its reversal or reduction. If in future periods the Company determines that it is more likely than not that it will be able to recognize its deferred tax assets, the Company will, at that time, reverse or reduce the valuation allowance.

        The Company has not provided for any taxes on approximately $8.0 million of unremitted earnings of its foreign subsidiaries, as the Company intends to permanently reinvest all such earnings outside the United States.

Note 24 Segment Information

        The Company develops, manufactures and markets worldwide solid imaging systems designed to reduce the time it takes to produce three-dimensional objects. The Company manages its resources globally as one segment, and conducts its business through administrative, sales, service, manufacturing and customer-support operations in the United States and sales and service offices in the European Community (France, Germany, the United Kingdom, Italy and Switzerland) and in Asia (Japan, Hong Kong and Singapore). The management of the Company is evaluating its internal measures of these geographic areas and may change the determination of the information disclosed as segment information for the geographic regions in the future. However, the Company has historically disclosed summarized financial information for the geographic areas of operations as if they were segments in accordance with Statement of Financial Accounting Standards No. 131—"Disclosures about Segments of an Enterprise and Related Information".

        Such summarized financial information concerning the Company's geographical operations is shown in the following tables:

	2003	2002	2001
Revenue from unaffiliated customers:
North America	$51.8	$57.4	$61.0
Europe	42.0	44.5	44.3
Asia	16.2	14.1	13.4

Total	$110.0	$116.0	$118.7

        All revenue between geographic areas is recorded at amounts consistent with prices charged to distributors, which are above cost.

	2003	2002	2001
Revenue from or transfers between geographic areas:
North America	$12.5	$12.0	$20.8
Europe	12.3	17.6	7.5
Asia	—	—	—

Total	$24.8	$29.6	$28.3

	2003	2002	2001
(Loss) income from operations:
North America	$(24.4)	$(29.7)	$(9.3)
Europe	3.2	3.1	(0.7)
Asia	5.1	5.6	(6.4)

Subtotal	(16.1)	(21.0)	(2.2)
Intersegment Elimination	1.1	(0.5)	(0.1)

Total	$(15.0)	$(21.5)	$(2.3)

	2003	2002
Assets:
North America	$72.9	$92.8
Europe	55.4	58.8
Asia	13.3	13.8

Subtotal	141.6	165.4
Inter-company elimination	(10.1)	(33.2)

Total	$131.5	$132.2

	2003	2002	2001
Depreciation and amortization:
North America	$6.1	$7.0	$6.0
Europe	2.2	2.8	1.7
Asia	0.1	0.1	—

Total	$8.4	$9.9	$7.7

	2003	2002
Long-lived assets:
North America	$39.4	$49.4
Europe	24.3	28.7
Asia	7.4	7.3

Total	$71.1	$85.4

	2003	2002	2001
Capital expenditures:
North America	$0.5	$1.5	$1.8
Europe	0.4	1.3	1.5
Asia	—	0.4	—

Total	$0.9	$3.2	$3.3

        The Company's revenues from unaffiliated customers by type are as follows:

	2003	2002	2001
Systems	$41.1	$49.5	$53.9
Materials	32.0	31.6	30.6
Services	36.9	34.9	34.2

Total sales	$110.0	$116.0	$118.7

Note 25 Commitments and Contingencies

  (a)
  The Company leases its facilities and certain equipment under non-cancelable operating leases. The leases are generally on a net-rent basis, whereby the Company pays taxes, maintenance and insurance. Leases that expire are expected to be renewed or replaced by leases on other properties. Rental expense for the years ended December 31, 2003, 2002 and 2001 aggregated $2.6 million, $2.8 million and $2.0 million, respectively.

    Minimum annual rental commitments under the leases at December 31, 2003 are as follows:

Year ending December 31:
(in millions)
2004	$2.0
2005	1.6
2006	1.4
2007	0.9
Later years	—

$5.9

  (b)
  The Company sponsors a Section 401(k) plan (the "Plan") covering substantially all of its U.S. employees. The Plan entitles eligible employees to make contributions to the Plan after meeting certain eligibility requirements. Contributions are limited to the maximum contribution allowances under the Internal Revenue Code. The Company matches 50% of the employee contributions up to a maximum as set forth in the Plan. The Company may also make discretionary contributions to the Plan, which are allocable to participants in accordance with the Plan. For the years ended December 31, 2003, 2002 and 2001, the Company expensed $0.3 million, $0.4 million and $0.3 million, respectively for contributions to the Plan.

  (c)
  3D Systems, Inc. vs. Aaroflex, et al. On January 13, 1997, the Company filed a complaint in U.S. District Court, Central District of California, against Aarotech Laboratories, Inc., Aaroflex, Inc. and Albert C. Young. Aaroflex is the parent corporation of Aarotech. Young is the Chairman of the Board and Chief Executive Officer of both Aarotech and Aaroflex. The original complaint alleged that stereolithography equipment manufactured by Aaroflex infringes six of the Company's patents. In August 2000, two additional patents were added to the complaint. The Company seeks damages and injunctive relief from the defendants, who have threatened to sue the Company for trade libel. To date, the defendants had not filed such a suit.

    Following decisions by the District Court and the Federal Circuit Court of Appeals on jurisdictional issues, Aarotech and Mr. Young were dismissed from the suit, and an action against Aaroflex is proceeding in the District Court. Motions for summary judgment by Aaroflex on multiple counts contained in the Company's complaint and on Aaroflex's counterclaims have been dismissed and fact discovery in the case has been completed. The Company's motions for summary judgment for patent infringement and validity and Aaroflex's motion for patent invalidity were heard on May 10, 2001. In February 2002, the court denied Aaroflex's invalidity motions. On April 24, 2002, the court denied the Company's motions for summary judgment on infringement, reserving the right to revisit on its own initiative the decisions following the determination of claim construction. The court also granted in part the Company's motion on validity. On July 25, 2003, the court notified the Company that rulings on all patents in issue would be decided prior to September 30, 2003 and trial on any remaining unresolved issues following the rulings in this matter was rescheduled to November 12, 2003. The court has informed the Company that the trial date has been postponed to March 2004. The court has not issued any new rulings concerning any of the patents or the other trial issues.

  (d)
  Hitachi Zosen vs. 3D Systems, Inc. On November 25, 2002, the Company was served with a complaint through the Japanese Consulate General from Hitachi Zosen, a distributor of products produced by EOS Gmbh ("EOS") seeking damages in the amount of 535,293,436 yen (approximately $5.0 million at December 31, 2003), alleging lost sales during the period in which DTM Corporation had an injunction in Japan prohibiting the sale of EOS's EOSint P350 laser sintering systems. The Company filed an answer on March 11, 2003. A hearing in this matter was held on August 19, 2003. Following questions from the court, Hitachi Zosen was ordered to produce additional evidence and other materials and a further hearing was scheduled for October 9, 2003. The sixth preliminary hearing was conducted on October 9, 2003, and subsequent hearings were held on December 8, 2003 and February 13, 2004. The Company intends to defend its position in this litigation vigorously.

  (e)
  SEC Investigation. On October 20, 2003, the Company received a subpoena for documents from the SEC, stating that the agency is conducting a formal investigation of the Company pertaining to the Company's historical revenue recognition practices. The Company is cooperating fully with the SEC and is complying with the subpoena.

  (f)
  U.S. Department of Justice. On May 6, 2003, the Company received a subpoena from the U.S. Department of Justice to provide certain documents to a grand jury investigating antitrust and related issues within the Company's industry. The Company has been advised that it currently is not a target of the grand jury investigation, and the Company is complying with the subpoena.

  (g)
  Pursuant to the agreement for the private placement of the Company's stock in 2001, the Company has an obligation at December 31, 2003 to compensate certain stockholders who acquired shares of its common stock in such private placement transactions for the Company's failure to maintain an effective registration statement that would permit such holders to sell such shares. The obligation accrues at a rate of approximately $0.1 million per month until such time as the registration statement is declared effective. The Company accrued approximately $0.5 million for this obligation at December 31, 2003 as a reduction to additional-paid-in-capital. In addition, the Series B Convertible Preferred Stock accrues dividends, on a cumulative basis, at 8% or $0.48 per share each year. If the registration statement is not declared effective by the Securities and Exchange Commission before the close of business on May 5, 2004, the dividend rate on the Company's Series B Convertible Preferred Stock increases from 8% or $0.48 per share to 10% or $0.60 per share per year.

    At this time, the Company cannot reasonably estimate its contingencies, and accordingly, under the guidance of SFAS No. 5, except for an accrual of $0.6 million that it made in accrued liabilities as of December 31, 2003 with respect to the settlement of its litigation with Regent Pacific Management Corporation, no contingency has been recorded. See Note 12—Accrued Liabilities.

    The Company also is involved in various other legal actions incidental to its business. The Company's management believes, after consulting with counsel, that the disposition of these other legal matters will not have a material effect on the Company's consolidated results of operations or consolidated financial position.

Note 26 Gain on Arbitration Settlement

        On March 19, 2002 the Company reached a settlement agreement with Vantico, Inc. relating to the termination of the Distribution and Research and Development Agreements between the two companies which required Vantico, Inc. to pay to the Company $22.0 million. Under the terms of the settlement, Vantico, Inc. could satisfy its obligation through payment in cash or delivery of 1,550,000 shares of the Company's common stock. On April 22, 2002, Vantico, Inc. delivered 1,550,000 shares of the Company's common stock to the Company. Of the $22.0 million settlement, the Company recorded other income of $18.5 million, reimbursement for legal and professional fees of $1.8 million and additional-paid-in-capital of $1.7 million relating to the value of Vantico, Inc.'s option to settle its obligation through the return of shares to the Company.

Note 27 Selected Quarterly Financial Data (unaudited)

        For the years ended December 31, 2003 and 2002, the Company reported its financial information on a 13-week basis ending the last Friday of each quarter, and reported its annual financial information on a calendar-year basis. Beginning January 1, 2004 and thereafter, the Company intends to report its interim financial information on a calendar-quarter basis.

        Summarized quarterly financial data follow:

	Quarter ended
	December 31, 2003	September 26, 2003	June 27, 2003	March 28, 2003
Revenue	$35.2	$24.9	$26.9	$23.0
Gross profit	15.0	9.8	10.8	7.5
Total operating expenses	19.0	13.3	12.5	13.3
Loss from operations	(3.9)	(3.5)	(1.8)	(5.8)
Income tax expense	—	0.1	0.8	0.2
Net loss	(11.6)	(4.0)	(3.6)	(6.9)
Net loss available to common shareholders	(12.0)	(4.3)	(3.8)	(6.9)
Basic net loss available to common shareholders per share	(0.93)	(0.34)	(0.30)	(0.54)
Diluted net loss available to common shareholders per share	(0.93)	(0.34)	(0.30)	(0.54)

	Quarter Ended
	December 31, 2002	September 27, 2002	June 28, 2002	March 29, 2002
Revenue	$32.0	$27.9	$28.5	$27.5
Gross profit	13.6	11.9	10.8	10.3
Total operating expenses	16.3	17.6	19.3	14.9
Loss from operations	(2.7)	(5.7)	(8.5)	(4.6)
Income tax expense (benefit)	12.0	(4.1)	(3.5)	4.5
Net (loss) income	(15.7)	(2.2)	(5.6)	8.7
Basic (loss) income per share	(1.24)	(0.17)	(0.44)	0.66
Diluted (loss) income per share	(1.24)	(0.17)	(0.44)	0.59

        The net loss for the quarter ended December 31, 2003 includes the cumulative effect of the change in accounting principle relating to the expensing of patent litigation fees of $6.0 million and the expensing of $4.7 million of 2003 fees capitalized in previous months. If the Company had applied the change in accounting principle to each quarter of 2003, the effect would have been to increase total operating expenses, increase loss from operations and increase net loss by $0.9 million, $1.2 million and $1.3 million and to increase basic and diluted net loss available to common shareholders by $0.07, $0.11 and $0.13 per share in the quarters ended March 28, June 27 and September 26, 2003, respectively. Applying these amounts retroactively would have removed their effects from the fourth quarter of 2003, and would have decreased the total operating expenses, loss from operations and net loss by $3.4 million or $0.27 per share for the quarter ended December 31, 2003.

        The net loss for the quarter ended December 31, 2003 also includes the cumulative effect of the accounting principle change of $1.4 million from the unit-of-product amortization method to the straight-line method for a certain intangible asset. The effect of this change, if applied retroactively, would have been to increase cost of sales and decrease gross profit, and increase loss from operations and net loss for each of the quarters ended March 28, June 27 and September 26, 2003 by approximately $0.1 million or $0.01 per share, respectively. Applying these amounts retroactively would have removed their effect from the fourth quarter of 2003, resulting in a corresponding decrease in cost of sales and an increase in gross profit, and a decrease in loss from operations and net loss of $0.3 million or $0.02 per share for the quarter ended December 31, 2003.

        During the fourth quarter of 2003, the Company impaired $0.8 million of intangible assets arising from the acquisition of OptoForm Sarl in 2001.

        Income tax expense for the fourth quarter of 2002 includes an increase in the valuation allowance of deferred tax assets in the amount of $12.9 million.

        In the first quarter of 2002, the Company recorded a $20.3 million gain associated with the Vantico, Inc. arbitration.

        The sum of per share amounts for each of the quarterly periods presented does not necessarily equal the total presented for the year because each amount is independently calculated.

Note 28 Subsequent Events

        As of February 1, 2004, the Company terminated the self-insured benefit plans for employees and implemented a fully insured plan with an outside provider.

        The Company entered into an agreement with EOS GmbH on February 4, 2004 that settled all worldwide disputes and litigation with EOS without liability to the Company. Under the terms of this settlement agreement, the Company and EOS waived all claims for damages with respect to their pending disputes and litigation and licensed various patents to each other. As part of this settlement, EOS is to pay the Company certain royalties for its patent license, and the Company expects to begin selling under its own brand certain laser sintering equipment and related products produced by EOS under an OEM supply arrangement.

        On February 20, 2004 the Company entered a settlement with Regent Pacific Management Corporation that settled all litigation between them. The Company paid $0.5 million to Regent Pacific in connection with this settlement. The Company accrued these costs as of December 31, 2003. See Note 12—Accrued Liabilities.

        During 2003, the Company recorded as a prepaid royalty asset $2.0 million of patent litigation costs incurred in 2003 for which the Company was entitled to receive a credit against future royalty payments otherwise due to a licensor based on the Company's sales of certain laser-sintering powder materials. Royalty obligations of $0.5 million were charged against this account in 2003, and the Company estimates that an additional $0.3 million will be charged against the account in 2004. In January 2004, the Company and the licensor agreed to amend that license agreement such that the Company's right to offset royalty obligations against an amount equal to such prepaid asset was changed to curtail such offsets as of December 31, 2004. As a result of this change, which effectively reduced the amount of the expected offset, the Company estimates that approximately $1.2 million of the prepaid asset will not be recoverable. Accordingly, the Company recorded $1.2 million of associated legal expense as of December 31, 2003 in accordance with its change in accounting principle for patent litigation costs.

        On March 2, 2004, the Company's Board of Directors amended the Shareholder Rights Plan adopted in 1995 by accelerating the final expiration date of the purchase rights issued under the plan. Under the terms of the amendment, the purchase rights expired at the close of business on March 3, 2004 rather than on December 3, 2005, as initially provided under the Rights Plan. The plan terminated upon expiration of the purchase rights. See Note 18—Stockholders' Equity and Stockholders' Rights Plan.

Report of Independent Certified Public Accountants

To the Stockholders and Board of Directors of
3D Systems Corporation
Valencia, California

The audit referred to in our report dated February 20, 2004, except for footnotes 16 and 28, which are as of March 4, 2004, relating to the consolidated financial statements of 3D Systems Corporation for the year ended December 31, 2003, which is contained in ITEM 8 of the Form 10-K included the audit of the financial statement schedule for the year ended December 31, 2003 listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based upon our audit.

In our opinion the financial statement schedule presents fairly, in all material respects, the information set forth therein.

/s/ BDO SEIDMAN, LLP BDO Seidman, LLP
Los Angeles, California
February 20, 2004, except for footnotes 16 and 28, which are as of March 4, 2004

INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors of
3D Systems Corporation
Valencia, California

We have audited the consolidated financial statements of 3D Systems Corporation and its subsidiaries (the "Company") as of December 31, 2002 and for each of the two years in the period ended December 31, 2002, and have issued our report thereon dated June 20, 2003 (March 11, 2004 as to pro forma amounts amounts after giving effect to changes in accounting principles) which report expresses an unqualified opinion and includes an explanatory paragraph relating to a going concern uncertainty with respect to the Company's financial statements as of December 31, 2002, and is included elsewhere in this Annual Report on Form 10-K. Our audits also included the consolidated financial statement schedule of the Company listed in Item 16. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE, LLP Deloitte & Touche, LLP
Los Angeles, California June 20, 2003 (March 11, 2004 as to pro forma amounts after giving effect to changes in accounting principles)

SCHEDULE II

3D Systems Corporation
Valuation and Qualifying Accounts
Years ended December 31, 2003, 2002 and 2001

Year Ended	Item	Balance at beginning of year	Additions due to acquisition	Additions charged to expense	Deductions	Balance at end of Year
2003	Allowance for doubtful accounts	$3,068	$—	$468	$(1,880)	$1,656

2002	Allowance for doubtful accounts	$1,755	$—	$2,942	$(1,629)	$3,068

2001	Allowance for doubtful accounts	$1,599	$793	$290	$(927)	$1,755

2003	Inventory obsolescence reserve	$1,876	$—	$1,755	$(707)	$2,924

2002	Inventory obsolescence reserve	$1,618	$—	$585	$(327)	$1,876

2001	Inventory obsolescence reserve	$753	$1,104	$336	$(575)	$1,618

QuickLinks

FORM 10-K
PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis Of Financial Condition and Results Of Operations
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
PART III
  Item 10. Directors and Executive Officers of Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions
  Item 14. Principal Accountant Fees and Services
PART IV
  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
3D Systems Corporation Consolidated Statements of Comprehensive Loss Years ended December 31, 2003, 2002 and 2001 (in thousands)