Form 10-Q
period 2004-03-31
3D SYSTEMS CORP
filed 2004-05-03
CIK 910638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Yes   ☒     No   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☒     No   ☐

Shares of Common Stock, par value $0.001, outstanding as of April 29, 2004:  13,119,434

3D SYSTEMS CORPORATION

ii

3D SYSTEMS CORPORATION

Condensed Consolidated Balance Sheets

As of March 31, 2004 and December 31, 2003

(in thousands)

(unaudited)

	March 31, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$22,864	$23,954
Accounts receivable, net of allowance for doubtful accounts of $1,446 (2004) and $1,656 (2003)	19,612	22,773
Inventories, net of reserves of $2,485 (2004) and $2,924 (2003)	10,264	9,694
Prepaid expenses and other current assets	2,501	2,751
Total current assets	55,241	59,172
Property and equipment, net	10,868	11,455
Intangible assets, net	12,534	13,210
Goodwill	44,818	44,900
Restricted cash	1,200	1,200
Other assets, net	1,606	1,528
	$126,267	$131,465

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$175	$165
Accounts payable	7,972	7,299
Accrued liabilities	13,449	16,466
Customer deposits	937	771
Deferred revenues	15,801	15,648
Total current liabilities	38,334	40,349
Long-term debt, less current portion	3,835	3,925
Convertible subordinated debentures	32,704	32,704
Other liabilities	1,847	2,579
	76,720	79,557
Authorized 5,000 preferred shares; Series B convertible redeemable preferred stock, authorized 2,670 shares, issued and outstanding 2,634 shares, mandatory redemption in 2013 (aggregate liquidation value of $16,302)	15,225	15,210
Stockholders’ equity:
Common stock, $0.001 par value, authorized 25,000 shares; issued and outstanding 13,112 (2004) and 12,903 (2003)	13	13
Additional paid-in capital	86,398	85,588
Notes receivable from employees for purchase of stock	—	(19)
Preferred stock dividend	(1,196)	(867)
Treasury stock, 8 shares (2004) and 6 shares (2003) at cost	(68)	(45)
Accumulated deficit in earnings	(49,615)	(47,442)
Accumulated other comprehensive loss	(1,210)	(530)
Total stockholders’ equity	34,322	36,698
	$126,267	$131,465

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION

Condensed Consolidated Statements of Operations

For the Three Months Ended March 31, 2004 and March 28, 2003

(in thousands, except per share amounts)

(unaudited)

	March 31, 2004	March 28, 2003
		(as restated)
Revenue:
Products	$19,729	$14,737
Services	9,786	8,280
Total revenue	29,515	23,017

Cost of sales:
Products	10,907	8,581
Services	6,574	7,021
Total cost of sales	17,481	15,602

Gross profit	12,034	7,415

Operating expenses:
Selling, general and administrative	10,761	11,551
Research and development	2,497	2,600
Total operating expenses	13,258	14,151

Loss from operations	(1,224)	(6,736)
Interest and other expense, net	467	894

Loss before provision for income taxes	(1,691)	(7,630)
Provision for income taxes	482	216
Net loss before cumulative effect of changes in accounting principles	(2,173)	(7,846)
Cumulative effect on prior years (to December 31, 2002) of:
Expensing legal fees as incurred	—	(5,964)
Change in amortization method for patent and license costs	—	(1,076)
Net loss	(2,173)	(14,886)

Preferred stock dividends	329	—

Loss available to common shareholders	$(2,502)	$(14,886)

Shares used to calculate basic and diluted net loss per share	12,955	12,724

Basic and diluted loss available to common shareholders per share before cumulative effect of changes in accounting principles	$(0.19)	$(0.62)
Cumulative effect on prior years (to December 31, 2002) of:
Expensing legal fees as incurred per share	—	(0.47)
Change in amortization method for patents and license costs	—	(0.08)

Basic and diluted net loss available to common shareholders per share	$(0.19)	$(1.17)

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2004 and March 28, 2003

(in thousands)

(unaudited)

	March 31, 2004	March 28, 2003
		(as restated)
Cash flows from operating activities:
Net loss	$(2,173)	$(14,886)
Adjustments to reconcile net income to net cash used in operating activities:
Cumulative effect of changes in accounting principles	—	7,040
Depreciation and amortization	1,711	2,122
Adjustment to receivable allowance accounts	225	299
Adjustment to inventory reserve	310	494
Stock compensation expense	136	—
Payment of interest on employee note with stock	(4)	—
Loss on disposition of property and equipment	39	120
Changes in operating accounts:
Accounts receivable	2,831	7,146
Inventories	(1,309)	(1,499)
Prepaid expenses and other current assets	291	548
Other assets	(137)	283
Accounts payable	704	(680)
Accrued liabilities	(3,271)	(963)
Customer deposits	165	(101)
Deferred revenues	214	(797)
Other liabilities	(508)	(148)
Net cash used in operating activities	(776)	(1,022)
Cash flows from investing activities:
Purchase of property and equipment	(183)	(186)
Additions to licenses and patents	(93)	(626)
Software development costs	(62)	—
Net cash used for investing activities	(338)	(812)
Cash flows from financing activities:
Exercise of stock options and purchase plan	1,054	39
Net borrowings against line of credit	—	3,900
Repayment of long-term debt	(80)	(825)
Payments under obligation to former RPC stockholders	(191)	—
Stock registration costs	(392)	—
Net cash provided by financing activities	391	3,114
Effect of exchange rate changes on cash	(367)	(49)
Net increase (decrease) in cash and cash equivalents	(1,090)	1,231
Cash and cash equivalents at the beginning of the period	23,954	2,279
Cash and cash equivalents at the end of the period	$22,864	$3,510

Supplemental Cash Flow Information
Interest payments	$11	$165
Income tax payments	898	282
Non-cash items:
Accrued dividends on preferred stock	329	—
Accrued liquidated damages	257	—
Issuance of stock (30 shares) as payment of accrued compensation expense	272	—
Receipt of treasury stock to settle employee note receivable	19	—
Transfer of equipment from inventory to property and equipment, net(a)	566	564
Transfer of equipment to inventory from property and equipment, net (b)	381	730

(a)          Inventory is transferred from inventory to property and equipment, net at cost when the Company requires additional machines for training, demonstration or short-term rentals.

(b)         In general, an asset is transferred from property and equipment, net into inventory at its net book value when the Company has identified a potential sale for a used machine. The machine is removed from inventory upon recognition of the sale.

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION

Condensed Consolidated Statements of Comprehensive Income (Loss)

For the Three Months Ended March 31, 2004 and March 28, 2003

(in thousands)

(unaudited)

	March 31, 2004	March 28, 2003
		(as restated)
Net loss	$(2,173)	$(14,886)

Foreign currency translation	(680)	276

Comprehensive loss	$(2,853)	$(14,610)

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2004 and March 28, 2003

(amounts in thousands, except share and per share amounts)

(unaudited)

(1)                      Basis of Consolidation

The condensed consolidated financial statements include the accounts of 3D Systems Corporation and its subsidiaries (the “Company”).  All significant intercompany transactions and balances have been eliminated in consolidation.  In management’s opinion, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the condensed consolidated financial position as of March 31, 2004 and the condensed consolidated results of operations for the three months ended March 31, 2004 and March 28, 2003 have been made.  The results set forth in the condensed consolidated statement of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year.  All amounts are approximate due to rounding.

Beginning January 1, 2004, the Company will report its interim financial results on a calendar-quarter basis.  In prior periods, the Company reported its interim financial information for the first three quarters on a 13-week basis ending the last Friday of each quarter.  The Company reports its annual financial information on a calendar year basis.  This change did not have a material effect on the comparability of the period-to-period interim financial information.

Certain amounts in the 2003 condensed consolidated financial statements have been reclassified to conform to the 2004 presentation.

The condensed consolidated financial statements were prepared following the requirements of the Securities and Exchange Commission (SEC) for interim reporting.  As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP (accounting principles generally accepted in the United States of America) can be condensed or omitted.

The Company is responsible for the unaudited condensed consolidated financial statements included in this document.  As these are condensed financial statements, they should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

(2)                      Restatement of 2003 Interim Results

At December 31, 2003, the Company changed its method of accounting for legal fees incurred in the defense of its patents and license rights and its method of amortizing one of its patent licenses. See Note 2, Changes in Accounting Principles, to the Consolidated Financial Statements for the year ended December 31, 2003, filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.  The accompanying Condensed Consolidated  Statements of Operations and of Cash Flows for the three months ended March 28, 2003 have been restated to reflect these changes in accounting principles, applied retroactively for the period. The effect on previously reported amounts for the three months ended March 28, 2003 was as follows:

	Amount as previously reported	Effect of change for expensing legal fees	Effect of change in amortization method	Amount as restated
Effect on condensed consolidated statement of operations:
Effect on cost of sales – products	$8,501	$—	$80	$8,581
Effect on selling, general and administrative expense	10,656	895	—	11,551
Effect on loss from operations	(5,761)	(895)	(80)	(6,736)
Cumulative effect of changes in accounting principles	—	(5,964)	(1,076)	(7,040)
Effect on net loss available to common shareholders	(6,871)	(6,859)	(1,156)	(14,886)
Effect on basic and diluted net loss available to common shareholders per share	(0.54)	(0.54)	(0.09)	(1.17)

Effect on condensed consolidated statement of cash flows:
Effect on net cash provided by (used in) in operations	79	(1,101)	—	(1,022)
Effect on net cash provided by (used in) investing activities	(1,913)	1,101	—	(812)

There was no tax effect arising from these changes in accounting principles for the three months ended March 28, 2003 as the effect of these changes was to increase the Company’s loss before provision for income taxes and the Company had fully reserved for its net deferred tax assets at that date.

(3)                      Inventories (in thousands):

Components of inventories are as follows:

	March 31, 2004	December 31, 2003
Raw materials	$2,832	$2,290
Work in process	682	1,059
Finished goods	6,750	6,345
	$10,264	$9,694

(4)                      Property and Equipment, net:

Property and equipment are summarized as follows:

	March 31, 2004	December 31, 2003	Useful Life (in years)

Land	$436	$436	—
Building	4,202	4,202	30
Machinery and equipment	24,874	25,389	3-5
Office furniture and equipment	3,607	3,716	5
Leasehold improvements	4,318	4,307	Life of Lease
Rental equipment	1,217	1,123	5
Construction in progress	123	97	N/A
	38,777	39,270
Less: Accumulated depreciation	(27,909)	(27,815)
	$10,868	$11,455

Depreciation expense for the three months ended March 31, 2004 and March 28, 2003 was $882 and $1,048, respectively.

(5)                      Intangible Assets:

(a)                      Licenses and patent costs are summarized as follows:

	March 31, 2004	December 31, 2003	Weighted average useful life (in years)
Licenses, at cost	$2,333	$2,333	fully amortized
Patent costs	17,506	17,428	8.9
	19,839	19,761
Less: Accumulated amortization	(12,909)	(12,611)
	$6,930	$7,150

For the three months ended March 31, 2004 and March 28, 2003, the Company capitalized $93 and $626, respectively, of costs to acquire, develop and extend patents in the United States, Japan, Europe and certain other countries.  The Company amortized previously capitalized patent costs of $312 and $577 for the three months ended March 31, 2004 and March 28, 2003, respectively.

(b)                     Acquired Technology

Acquired technology is summarized as follows:

	March 31, 2004	December 31, 2003
Acquired technology	$10,177	$10,210
Less: Accumulated amortization	(5,059)	(4,713)
	$5,118	$5,497

Acquired technology has a useful life of six years. The Company amortized acquired technology of $379 and $419 for the three months ended March 31, 2004 and March 28, 2003, respectively.

(c)                      Other Intangible Assets

The Company had other net intangible assets of $486 and $563 as of March 31, 2004 and December 31, 2003, respectively.  Amortization expense related to other intangible assets for the three months ended March 31, 2004 and March 28, 2003, was $138 and $143, respectively.

(6)                      Hedging Activities and Derivative Instruments

The Company is exposed to market risk for, among others items, fluctuations in the foreign currency exchange rates for its note payable to former shareholders of RPC, Ltd., which is denominated in Swiss francs and had a carrying value at March 31, 2004 of CHF 1,642 (approximately $1,226).  At March 31, 2004, the Company purchased forward exchange contracts for Swiss francs to hedge the payments of principal and interest pursuant to this note due through March 31, 2005.  These contracts have an aggregate notional amount of $939.  The market value of these contracts approximated their carrying value at March 31, 2004.  Subsequent to March 31, 2004, another month’s installment was hedged.  The Company intends to purchase additional contracts to hedge the Swiss franc exposure remaining under the four monthly installments of principal and interest for May through August, 2005 aggregating CHF 370 (approximately $289).  These contracts qualified and were designated as fair value hedges as defined by SFAS No. 133 – Derivative Instruments and Hedging Activities.

(7)                      Borrowings

Total outstanding borrowings were as follows:

	March 31, 2004	December 31, 2003
Current portion of long-term debt:
Industrial development bonds	$175	$165
Senior debt:
Long-term debt, less current portion-
Industrial development bonds	$3,835	$3,925
Subordinated debt:
7% convertible debentures	$10,000	$10,000
6% convertible debentures	22,704	22,704
Total subordinated debt	$32,704	$32,704

Senior debt

The Company’s Colorado facility is subject to a $4,900 industrial development bond financing. Interest on the bonds is payable monthly at a variable interest rate. The interest rate at March 31, 2004 was 1.05% per annum. Principal payments are payable in semi-annual installments through August 2016. The bonds are collateralized by, among other things, a first mortgage on the facility, a security interest in certain equipment, and a standby letter of credit in the original principal amount of $4,900 in favor of Wells Fargo Bank, N. A. (“Wells Fargo”), as bond trustee (“trustee”), and is further collateralized by restricted cash held by Wells Fargo as letter of credit issuer in the amount of $1,200. At March 31, 2004, a total of $4,010 of such industrial development bonds were outstanding.

The Company is subject to certain financial covenants contained in the reimbursement agreement relating to the standby letter of credit mentioned above. Such financial covenants require, among other things, that the Company maintain a minimum tangible net worth (as defined in the reimbursement agreement) of $23,000 plus 50% of net income since July 1, 2001 and a fixed charge coverage ratio (as defined in the reimbursement agreement) of no less than 1.25.  At December 31, 2003 and March 31, 2004, the Company was in compliance with these financial ratios.

On March 4, 2004, the Company and Wells Fargo entered into an amendment to the reimbursement agreement which states that, with respect to defaults under such covenants in 2003, the Company is no longer in default of the financial covenants referred to above and that therefore Wells Fargo will no longer require the Company to replace the Wells Fargo letter of credit or to retire $1,200 of the industrial development bonds. Such amendment also amended certain of the criteria used to measure compliance with such financial covenants. It also added a provision that provides that the Company acknowledges that, upon the occurrence of any future event of default under the reimbursement agreement, Wells Fargo will not consider waiving such event of default unless and until the Company complies with all requirements imposed by Wells Fargo, which shall include but not be limited to the immediate retirement of $1,200 of the industrial development bonds. The amendment provides that funds for such repayment shall come first from the funds of the Company then held by Wells Fargo, if any, and the balance from additional funds to be provided to the trustee of such bonds by the Company promptly upon notice from Wells Fargo to the Company. In addition, any event of default would result in an increase to the letter of credit fee from 1% of the stated amount of the letter of credit to 1.5% of the stated amount of the letter of credit prorated from the occurrence of such event of default until the next August 1, when the fee is due, and continuing for the life of the letter of credit.

(8)                      Stock Option Plans

The Company has employee stock benefit plans, which are described more fully in Note 18, Stockholders’ Equity and Stockholders’ Rights Plan, to the Consolidated Financial Statements for the year ended December 31, 2003, filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003. As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s stock option plans are accounted for under the intrinsic value recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.

The following pro forma net loss and loss per share information is presented as if the Company accounted for stock-based compensation awarded under the stock incentive plans using the fair value method. Under the fair value method, the estimated fair value of stock-based incentive awards is charged against income on a straight-line basis over the vesting period.

	Three Months Ended
	March 31, 2004	March 28, 2003
Net loss available to common shareholders, as reported	$(2,502)	$(14,886)
Deduct: Stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	605	585
Pro forma net loss	$(3,107)	$(15,471)
Basic and diluted net loss available to common shareholders per share:
As reported	$(0.19)	$(1.17)
Pro forma	$(0.24)	$(1.22)

The Company accounts for option grants to non-employees using the guidance of SFAS No. 123, as amended by SFAS No. 148, and Emerging Issues Task Force (EITF) No. 96-18, whereby the fair value of such options is determined using the Black-Scholes option pricing model at the earlier of the date at which the non-employee’s performance is complete or a performance commitment is reached.  No option grants were made to non-employees in the first quarter of 2004.

SFAS No. 123 requires the use of option pricing models that were not developed for use in valuing employee stock options. The Black-Scholes option pricing model was developed for use in estimating the fair value of short-lived exchange-traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of employee stock options. The fair values of options granted in 2004 and 2003 were estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions:

	First Quarter
	2004	2003

Expected life (in years)	2.5	4
Risk-free interest rate	2.36%	2.42%
Volatility	0.68	0.83
Dividend yield	0.00%	0.00%

(9)                      Computation of Loss Per Share

The following is a reconciliation of the numerator and denominator of the basic and diluted loss per share computations:

	Three Months Ended
	March 31, 2004	March 28, 2003
Numerator:
Net loss available to common shareholders-numerator for basic and diluted net loss per share	$(2,502)	$(14,886)
Denominator:
Denominator for basic net loss per share-weighted average shares (in thousands)	12,955	12,724
Effect of dilutive securities:
Stock options, warrants, preferred stocks and convertible debt	—	—
Denominator for diluted net loss per share-weighted average shares (in thousands)	12,955	12,724

Potential common shares related to convertible preferred stock, convertible debt, stock options and stock warrants were excluded from the calculation of diluted loss per share because their effects were anti-dilutive, that is, they would have reduced loss per share. The weighted average for common shares excluded from the computation was approximately 6,024 and 3,478 for the three months ended March 31, 2004 and March 28, 2003, respectively.

(10)                Segment Information

The Company develops, manufactures and markets worldwide solid imaging systems designed to reduce the time it takes to produce three-dimensional objects. The Company manages its resources globally as one segment, and conducts its business through administrative, sales, service, manufacturing and customer-support operations in the United States and sales and service offices in the European Community (France, Germany, the United Kingdom, Italy and Switzerland) and in Asia (Japan, Hong Kong and Singapore). Revenues from unaffiliated customers attributed to Germany include sales by the Company’s German unit to customers in countries other than Germany.  The management of the Company is evaluating its internal measures of these geographic areas and may change the determination of the information disclosed as segment information for the geographic regions in the future. However, the Company has historically disclosed summarized financial information for the geographic areas of operations as if they were segments in accordance with Statement of Financial Accounting Standards No. 131—”Disclosures about Segments of an Enterprise and Related Information”.

Such summarized financial information concerning the Company’s geographical operations is shown in the following tables:

	Three Months Ended
	March 31, 2004	March 28, 2003
Revenue from unaffiliated customers:
North America	$13,449	$11,059
Germany	5,736	5,471
Other Europe	6,211	3,710
Asia	4,119	2,777
Total	$29,515	$23,017

All revenue between geographic areas is recorded at amounts consistent with prices charged to distributors, which are above cost.

	Three Months Ended
	March 31, 2004	March 28, 2003

Revenue from or transfers between geographic areas:
North America	$4,754	$4,482
Germany	1,064	909
Other Europe	1,885	1,876
Asia	—	—
Total	$7,703	$7,267

	Three Months Ended
	March 31, 2004	March 28, 2003
		(as restated)
Loss from operations:
North America	$(4,856)	$(8,089)
Germany	609	105
Other Europe	2,015	472
Asia	1,010	837
Subtotal	(1,222)	(6,675)
Inter-company elimination	(2)	(61)
Total	$(1,224)	$(6,736)

	March 31, 2004	December 31, 2003

Assets:
U.S.	$88,918	$75,752
Germany	27,915	28,648
Other Europe	20,205	26,800
Asia	10,940	13,365
Subtotal	147,978	141,565
Inter-company elimination	(21,711)	(10,100)
Total assets	$126,267	$131,465

The Company’s revenues from unaffiliated customers by type are as follows:

	Three Months Ended
	March 31, 2004	March 28, 2003

Systems	$11,036	$7,307
Materials	8,693	7,430
Services	9,786	8,280
Total sales	$29,515	$23,017

(11)                Commitments and Contingencies

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

Following decisions by the District Court and the Federal Circuit Court of Appeals on jurisdictional issues, Aarotech and Mr. Young were dismissed from the suit, and an action against Aaroflex is proceeding in the District Court. Motions for summary judgment by Aaroflex on multiple counts contained in the Company’s complaint and on Aaroflex’s counterclaims have been dismissed and fact discovery in the case has been completed. The Company’s motions for summary judgment for patent infringement and validity and Aaroflex’s motions for patent invalidity were heard on May 10, 2001. In February 2002, the court denied Aaroflex’s invalidity motions. On April 24, 2002, the court denied the Company’s motions for summary judgment on infringement, reserving the right to revisit on its own initiative the decisions following the determination of claim construction. The court also granted in part the Company’s motion on validity. On July 25, 2003, the court notified the Company that rulings on all patents in issue would be decided prior to September 30, 2003. However, as of March 31, 2004, the court has not issued any new rulings concerning any of the patents or other trial issues, and the court has postponed the trial date of the case.  In March 2004, the Company filed a motion with the court to dismiss this case without prejudice.  The defendant subsequently filed an opposition to the motion to dismiss, requesting that the case be dismissed with prejudice and requesting that the court award $800 to the defendant.  A hearing on the Company’s motion is scheduled to be held in May 2004.

(b)                     Hitachi Zosen vs. 3D Systems, Inc. On November 25, 2002, the Company was served with a complaint through the Japanese Consulate General from Hitachi Zosen, a distributor of products produced by EOS Gmbh (“EOS”), seeking damages in the amount of approximately 535,293 yen (approximately $5,000 at December 31, 2003), alleging lost sales during the period in which DTM Corporation, which the Company acquired in 2001, had an injunction in Japan prohibiting the sale of EOS’s EOSint P350 laser sintering systems. The Company filed an answer on March 11, 2003. Several court hearings have been held in this matter, the most recent one on March 29, 2004. The Company intends to defend its position in this litigation vigorously.

(c)                      SEC Investigation. On October 20, 2003, the Company received a subpoena for documents from the SEC, stating that the agency is conducting a formal investigation of the Company pertaining to the Company’s historical revenue recognition practices. The Company is cooperating fully with the SEC and is complying with the subpoena.

(d)                     Pursuant to the agreement for the private placement of the Company’s stock in 2001, the Company has an obligation to compensate certain stockholders who acquired shares of its common stock in such private placement transaction for the Company’s failure to maintain an effective registration statement that would permit such holders to sell such shares. The obligation accrues at a rate of approximately $86 per month until May 7, 2004. The Company accrued approximately $735 for this obligation at March 31, 2004 as a reduction to additional paid-in capital. In addition, the Company’s Series B Convertible Preferred Stock accrues dividends, on a cumulative basis, at 8% or $0.48 per share each year. If a registration statement covering the resale of the shares of common stock issuable upon conversion of the Series B Convertible Preferred Stock is not declared effective by the Securities and Exchange Commission before the close of business on May 5, 2004, the dividend rate on Series B

Convertible Preferred Stock will increase from 8% or $0.48 per share to 10% or $0.60 per share per year.  Such dividend increase would cost the Company $316 per year so long as the Series B Convertible Preferred Stock remains outstanding.

(e)                      At this time, the Company cannot reasonably estimate its liability related to various litigation, and accordingly, under the guidance of SFAS No. 5, no amounts have been recorded.

(f)                        The Company also is involved in various other legal actions incidental to its business. The Company’s management believes, after consulting with counsel, that the disposition of these other legal matters will not have a material effect on the Company’s consolidated results of operations or consolidated financial position.

(g)                     Prior to December 31, 2002, the Company provided lease financing for qualified customers.  In 2001, lease receivables totaling $3,254 were sold to a third party.  No gain or loss was recognized on the transaction.  The terms of the sale required the Company to guarantee to the purchaser certain cash payments in the event of default on those receivables.  At March 31, 2004, the Company had fully reserved the maximum amount of payments under the guarantee of approximately $383.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report on Form 10-Q.  All amounts and percentages are approximate due to rounding.

The Company is subject to a number of risks and uncertainties that may affect its future performance, as discussed in greater detail in the section entitled “Forward-Looking Statements” at the end of this Item 2.

The Company’s condensed consolidated statements of operations and of cash flows for the quarter ended March 28, 2003 have been restated to give effect to the changes in accounting principles that the Company adopted as of December 31, 2003 with respect to the treatment of legal fees incurred in defense of its patents and license rights and the amortization of one of its patent licenses.  See Note 2 to the Condensed Consolidated Financial Statements for the three months ended March 31, 2004 set forth in Item 1.  Such note includes a reconciliation of the effects of such changes in accounting principles on the condensed consolidated financial statements for the three months ended March 28, 2003, and references to such financial statements in the discussion that follows are to such financial statements as so restated.

Overview

The Company develops, manufactures and markets solid imaging systems and related products and materials that are designed to reduce the time it takes to produce three-dimensional objects. The Company’s consolidated revenues are derived primarily from the sale of its systems, the related materials used by the systems to produce solid objects and the provision of services to its customers.

Results of Operations

The following table sets forth, for the periods indicated, revenues and percentages of revenues by class of product and service:

	Three months ended
	March 31, 2004		March 28, 2003

Systems	$11,036	37.4%	$7,307	31.7%
Materials	8,693	29.4	7,430	32.3
Services	9,786	33.2	8,280	36.0
Total revenues	$29,515	100.0%	$23,017	100.0%

Revenues by geographic area in which the Company operates are shown in the following table:

	Three months ended
	March 31, 2004		March 28, 2003
U.S. operations	$13,449	45.5%	$11,059	48.0%
European operations	11,947	40.5	9,181	39.9
Asia/Pacific operations	4,119	14.0	2,777	12.1
Total revenues	$29,515	100.0%	$23,017	100.0%

Consolidated revenue

The principal factors affecting the Company’s consolidated revenue in the first three months of 2004 and 2003 were changes in unit volume, changes in product mix, changes in average selling prices and foreign currency translation.  In the 2004 period, the Company also benefited from its introduction of new systems and materials over the past several months.

Consolidated revenue for the first quarter of 2004 was $29.5 million, a $6.5 million or 28.2% increase compared to $23.0 million for the first quarter of 2003. Every geographic region and product class contributed to revenue growth in the first quarter of 2004.  Higher sales of core products and services added $2.9 million to revenue, new products introduced in the past several months added $1.8 million, and favorable foreign currency translation accounted for the remaining $1.8 million of the $6.5 million year-over-year increase.  Before giving effect to foreign currency translation, systems revenue increased by $3.7 million, materials revenue increased by $1.3 million and service revenue increased by $1.5 million.

Consolidated revenue from U.S. operations  amounted to $13.4 million compared to $11.1 million for the first quarter of 2003, representing approximately 45.5% of consolidated revenue in 2004 compared to 48.0% for the first quarter of 2003. The increase of $2.3 million or 20.7% was due to a $1.2 million increase in systems revenue, a $0.7 million increase in materials revenue and a $0.4 million increase in service revenue. The increase in systems revenue was due primarily to $1.2 million of higher unit volume and $0.4 million from higher average selling prices, partially offset by a $0.4 million decrease in revenue from other products.  Systems revenue continued to reflect a continuing shift in product mix from larger frame to smaller frame equipment and also reflected revenues arising from the introduction of a new equipment model in the preceding six months. The increase in materials revenue resulted primarily from higher unit volume of existing materials and, to a lesser extent, new products introduced late in 2003. The increase in service revenue was due primarily to increases in the Company’s installed base of systems.

Consolidated revenue from operations outside the United States, primarily in Europe and the Asia-Pacific region, was $16.1 million for the first quarter of 2004 and $12.0 million for the first quarter of 2003, representing 54.5% and 52.0% of consolidated revenue for those respective periods.

European revenue was $11.9 million for the first quarter of 2004 compared to $9.2 million for the first quarter of 2003, representing 40.5% and 39.9% of consolidated revenue for those respective periods. The $2.7 million or 29.3% increase primarily resulted from a $1.6 million favorable effect of foreign currency translation. Apart from this currency translation effect, systems revenue increased by $1.3 million, arising from a $1.7 million increase in unit volume, partially offset by a $0.9 million decrease in average selling prices.  Materials revenue in Europe was basically flat from period to period, and service revenue increased by $0.2 million due to an increase in service contracts.

Asia-Pacific revenue was $4.1 million for the first quarter of 2004 compared to $2.8 million for the first quarter of 2003, representing 14.0% and 12.1% of consolidated revenue for the respective periods. The $1.3 million or 46.4% increase includes a favorable currency translation effect of $0.2 million and an increase in systems revenue of $1.0 million, of which $0.5 million was attributable to higher volume, $0.4 million was attributable to higher average selling prices and $0.1 million was attributable to new-product sales. The remaining $0.1 million increase in revenue was due to an increase in service revenue.

Consolidated revenue from systems and related products was $11.0 million for the first quarter of 2004 compared to $7.3 million for the first quarter of 2003, representing 37.4% and 31.7% of consolidated revenue for the respective periods. The $3.7 million or 50.7% increase resulted from a favorable $0.6 million effect of foreign currency translation and increases in unit volume of systems sales of $3.9 million, including $1.3 million from new products. These increases were partially offset by a decrease in average selling prices of $0.4 million and a decrease in other related product revenues of $0.4 million.

Systems orders and sales may fluctuate on a quarterly basis as a result of a number of factors, including world economic conditions, fluctuations in foreign currency exchange rates, customer acceptance of new products and the timing of product shipments. Due to the price of certain systems and the overall low unit volumes, the acceleration or delay of shipments of a small number of higher-end systems from one period to another can significantly affect the results of operations for the periods involved.

Consolidated revenue from materials was $8.7 million for the first quarter of 2004 compared to $7.4 million for the first quarter of 2003, representing 29.4% and 32.3% of consolidated revenues for the respective periods. The $1.3 million or 17.6% increase in materials revenue included a $0.6 million favorable effect of foreign currency translation, and an increase in volume of $1.2 million, $0.5 million from new materials partially offset by a decrease in average selling prices of $1.0 million.

Consolidated revenue from services was $9.8 million for the first quarter of 2004 compared to $8.3 million for the first quarter of 2003, representing 33.2% and 36.0% of consolidated revenue for the respective periods. The increase of $1.5 million or 18.1% was due to $0.6 million arising from the favorable effect of foreign currency translation and an increase in volume due to a larger installed base of systems.

Costs and margins

Cost of sales amounted to $17.5 million for the first quarter of 2004 compared to $15.6 million for the first quarter of 2003, representing 59.2% and 67.8% of consolidated revenue for the respective periods.

The Company’s gross profit increased to $12.0 million or 40.8% of total revenue for the first quarter of 2004 compared to $7.4 million or 32.2% of total revenue for the first quarter of 2003 from the leveraged effects of the revenue growth in the first quarter of 2004 and operating improvements.  Gross profit margin for products increased to 44.7% in the 2004 period from 41.8% in the 2003 period, and gross profit margin for services increased to 32.8% in the 2004 period from 15.2% in the 2003 period.  Service margins benefited globally from lower warranty costs while the increase in product margins was slightly offset by production ramp-up costs associated with the introduction of new products.  Gross profit was favorably impacted by $0.8 million due to currency translation.

Selling, general and administrative expenses

Selling, general and administrative expenses declined to $10.8 million for the first quarter of 2004 compared to $11.6 million for the first quarter of 2003, representing 36.6% and 50.2% of consolidated revenues for the respective periods. In the 2004 period, these expenses included $0.4 million attributable to foreign currency translation and $2.1 million of legal costs compared to an adjusted $1.6 million of legal costs in the 2003 period.  Legal costs in the first quarter of 2004 included $1.7 million of fees and expenses associated with the completion of the settlement of the EOS litigation and with the Company’s compliance with the SEC and Department of Justice subpoenas received in 2003, that partially offset decreases in other operating expenses, including other professional services, advertising and depreciation and amortization.

Research and development expenses

Research and development expenses were $2.5 million for the first quarter of 2004 compared to $2.6 million for the first quarter of 2003, representing 8.4% and 11.3% of consolidated revenue for the respective periods.

Loss from operations

Operating loss for the first quarter of 2004 declined 81.8% to $1.2 million due to the changes in revenues, costs and expenses discussed above, but primarily due to the increases in revenue and gross profit.

Interest and other expense, net

Interest and other expense, net, which consists primarily of interest expense, was $0.5 million or 1.6% of total revenue for the first quarter of 2004 and $0.9 million or 3.9% of total revenue for the first quarter of 2003. The decrease was due primarily to the absence in the 2004 period of interest expense associated with borrowings under the U.S. Bank, National Association credit facility that the Company repaid and terminated in the fourth quarter of 2003, which was partially offset by the added interest expense associated with the Company’s 6% convertible subordinated debentures that were issued in the fourth quarter of 2003 and an increase in interest income of $0.1 million arising from short-term investments of excess cash.

Provision for income taxes

The provisions for income taxes for the first quarter of 2004 of $0.5 million or 1.6% of total revenue and for the first quarter of 2003 of $0.2 million or 1.0% of total revenue primarily reflect provisions for income taxes arising on foreign operations for each period.  The Company had losses in the United States in each period.

Cumulative effect of changes in accounting principles

As discussed above, as of December 31, 2003, the Company changed its methods of accounting for legal fees incurred in the defense of its patents and license rights and of amortizing one of its patent licenses.  Such changes were adopted retroactively to January 1, 2003.  See Note 2 to the Condensed Consolidated Financial Statements.  As a result, for the three months ended March 28, 2003, the Company recorded a cumulative effect of such changes in accounting principles of approximately $7.0 million, net of applicable income tax effect.

Net loss

For the reasons set forth above, the Company’s net loss was $2.2 million for the first quarter of 2004 compared to $14.9 million for the first quarter of 2003.  The net loss in the 2003 period included $7.0 million for the cumulative effect of the changes in accounting principles discussed above.  The net loss for the 2003 period before the cumulative effect of the changes in accounting principles was $7.8 million or $0.62 per share.

After giving effect to $0.3 million of dividends, including accretion of preferred stock issuance costs, accrued on the Company’s outstanding Series B Convertible Preferred Stock, net loss available to common stockholders for the first quarter of 2004 was $2.5 million or $0.19 per share of common stock (basic and diluted).  The effect of such dividends and accretion was to increase the loss per share available to common stockholders by $0.03 per share.

The Company’s net loss available to common stockholders for the first quarter of 2003 was $14.9 million or $1.17 per share of common stock (basic and diluted).

The principal reasons for the improvement in the Company’s net loss available to common stockholders in the 2004 period were:

•                  the $5.5 million reduction in the Company’s loss from operations; and

•                  the absence of the $7.0 million cumulative effect of the changes in accounting principles partially offset by:

•                  a $0.3 million increase in the Company’s provision for income taxes; and

•                  $0.3 million of dividends and accretion on the Company’s Series B Convertible Preferred Stock.

Liquidity and Capital Resources

The Company’s principal sources of liquidity are the net proceeds from external financing transactions and cash flow from operations.  The Company did not engage in any external financing transactions during the first quarter of 2004.

Cash flow

The following table summarizes the cash used in or provided by operating activities, investing activities and financing activities for the first quarters of 2004 and 2003:

	Three months ended
	March 31, 2004	March 28, 2003
	(in thousands)
Cash used for operating activities	$(776)	$(1,022)
Cash used for investing activities	(338)	(812)
Cash provided by financing activities	391	3,114

Cash flow from operations

Net cash used in operating activities in the first quarter of 2004 was $0.8 million as the Company’s net loss of $2.2 million was partially offset by changes in operating assets and liabilities and by non-cash expenses that arose in the ordinary course of business.

Net cash used in operating activities in the first quarter of 2003 of $1.0 million arose as the Company’s net loss of $14.9 million was partially offset by a $7.1 million reduction in accounts receivable, the $7.0 million cumulative effect of the changes in accounting principles discussed above and other changes in operating assets and liabilities arising in the ordinary course of business.

Cash used in investing activities

Net cash used in investing activities in the first quarter of 2004 was $0.3 million, reflecting the Company’s reduced level of additions to patents and licenses partially offset by increased software development costs.

Net cash used in investing activities in the first quarter of 2003 was $0.8 million. These investing activities primarily related to additions to licenses and patents of $0.6 million related to new patent filings and additions to property and equipment of $0.2 million.

Cash provided by financing activities

Net cash provided by financing activities in the first quarter of 2004 was $0.4 million, which primarily resulted from proceeds of $1.1 million from the exercise of stock options, partially offset by a scheduled payment of $0.1 million on the Company’s outstanding industrial revenue bonds, payments under its obligation to the former RPC stockholders of $0.2 million and common stock registration costs of $0.4 million.

Net cash provided by financing activities in the first quarter of 2003 was $3.1 million. The principal sources of cash from such activities in 2003 were $3.9 million in net borrowings on the Company’s then outstanding line of credit, partially offset by $0.8 million in repayments of long-term debt.

Working capital

The Company’s net working capital was $16.9 million at March 31, 2004 compared to $18.8 million at December 31, 2003. This $1.9 million decrease was primarily due to

•                  a $3.2 million decrease in accounts receivable, net;

•                  a $1.1 million decrease in cash and cash equivalents; and

•                  a $0.7 million increase in accounts payable

that more than offset

•                  a $3.0 million decrease in accrued liabilities; and

•                  a $0.6 million increase in inventories, net.

The changes in accounts payable, accrued liabilities, accounts receivable (net) and inventories (net), as well as in other items of working capital not discussed above, resulted from changes in the ordinary course of the Company’s business.  The decrease in accounts receivable at March 31, 2004 reflects the relatively lower revenues in the first quarter of 2004, which did not generate the same level of receivables as were collected during first quarter from higher revenues the immediately preceding quarter.  Accrued liabilities declined as a result of scheduled payments during the quarter of previously accrued liabilities such as payroll, value-added and sales taxes; royalty obligations due annually; sales commissions; legal fees; benefit payments pursuant to the Company’s self-insured employee health benefit program and payment of the Regent Pacific Management Corporation litigation settlement amount.

Liquidity

As discussed above, the Company’s principal sources of liquidity are the net proceeds from external financing transactions and cash flow from operations. The Company used $0.8 million of cash in its operations in the first quarter of 2004 and $1.0 million of cash in its operations in the first quarter of 2003. The Company believes that its cash balance of $22.9 million at March 31, 2004 together with its anticipated cash flow from operations in 2004 should be adequate to meet its cash requirements for the year.

Outstanding debt

The Company’s outstanding debt at March 31, 2004 and December 31, 2003 was as follows:

	March 31, 2004	December 31, 2003
	(in thousands)
Current portion of long-term debt—
Industrial development bonds	$175	$165
Senior debt:
Long-term debt, less current portion—
Industrial development bonds	$3,835	$3,925
Subordinated debt:
7% convertible debentures	$10,000	$10,000
6% convertible debentures	22,704	22,704
Total subordinated debt	$32,704	$32,704

The Company’s Colorado facility was financed by $4.9 million of industrial development bonds. At March 31, 2004, the aggregate outstanding principal amount of these bonds was $4.0 million. Interest on the bonds accrues at a variable rate of interest and is payable monthly. The interest rate at March 31, 2004 was 1.05%.  Principal payments are due in semi-annual installments through August 2016. The Company has made all required payments of principal and interest on these bonds. The bonds are collateralized by, among other things, a first mortgage on the facility, a security interest in certain equipment, and an irrevocable letter of credit issued by Wells Fargo Bank, N.A., that was established pursuant to the terms of a reimbursement agreement between the Company and Wells Fargo and that was further collateralized by a standby letter of credit issued by U.S. Bank in the amount of $1.2 million.

As the Company has previously disclosed, during 2003, the Company operated under waivers of default under certain financial covenants contained in the reimbursement agreement. Such financial covenants require, among other things, that the Company maintain a minimum tangible net worth (as defined in the reimbursement agreement) of $23.0 million plus 50% of net income from July 1, 2001 forward and a fixed charge coverage ratio (as defined in the reimbursement agreement) of no less than 1.25. In light of the Company’s default under these covenants, Wells Fargo drew down the $1.2 million standby letter of credit issued by U. S. Bank and placed the cash in a restricted account. The Company repaid the amount owing to U.S. Bank as a result of this drawing.  As of December 31, 2003 and March 31, 2004, the Company was in compliance with the fixed-charge coverage ratio and the minimum tangible net worth covenant under this reimbursement agreement.

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

Derivative Financial Instruments

At March 31, 2004, the Company entered into forward currency contracts through April 2005 in order to hedge a CHF 1,177,000 (approximately $939,000) portion of its exposure to foreign currency fluctuations related to its remaining obligations of CHF 1,642,000 (approximately $1,226,000) to the former shareholders of RPC Ltd.

Series B convertible preferred stock

The Series B Convertible Preferred Stock accrues dividends, on a cumulative basis, at 8% or $0.48 per share. The Company has agreed to register the resale by the holders of the shares of common stock into which the shares of Series B Convertible Preferred Stock are convertible. If the registration statement is not declared effective by the Securities and Exchange Commission before the close of business on May 5, 2004, the dividend rate will increase to 10% or $0.60 per share.

The Series B Convertible Preferred Stock is senior to the Company’s Common Stock and any other stock that ranks junior to the Series B Convertible Preferred Stock. Dividends are payable semi-annually, when, as and if declared by the Board of Directors, on May 5 and November 5 of each year while the Series B Convertible Preferred Stock remains outstanding. In addition, the Series B Convertible Preferred Stock votes equally with the Company’s common stock and is convertible at any time at the option of its holders on a 1:1 basis into approximately 2,634,016 shares of common stock. The Series B Convertible Preferred Stock is redeemable at the Company’s option after May 5, 2006. The Company must redeem any shares of Series B Convertible Preferred Stock that remain outstanding on May 5, 2013. The redemption price is $6.00 per share plus any accrued and unpaid dividends.

Stockholders’ equity

Stockholders’ equity was $34.3 million at March 31, 2004, a reduction of $2.4 million or 6.5% from the balance of $36.7 at December 31, 2003. The reduction in stockholders equity for the first three months of 2004 resulted from:

•                  the Company’s net loss of $2.2 million;

•                  the accrual of $0.3 million of dividends, including accretion of preferred stock issuance costs, on the Series B Convertible Preferred Stock;

•                  costs of $0.4 million associated with filing a registration statement with the SEC for the Company’s common stock;

•                  $0.3 million of liquidated damages incurred under private placement agreements requiring the Company to maintain an effective registration statement permitting the resale of such shares of common stock; and

•                  a $0.7 million cumulative translation adjustment

These reductions were partially offset by increases in common stock and additional paid-in capital of $1.5 million arising from the exercise of stock options and issuance of stock grants.

Stockholder rights plan

On March 2, 2004, the Company’s Board of Directors amended the Shareholder Rights Plan adopted in 1995 by accelerating the final expiration date of the purchase rights issued under the plan.  Under the terms of the amendment, the purchase rights expired at the close of business on March 3, 2004. The plan terminated upon expiration of the purchase rights.

Critical Accounting Policies and Significant Estimates

For a discussion of the Company’s critical accounting policies and estimates, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Forward-Looking Statements

Certain statements made by the Company in this Quarterly Report on Form 10-Q, in documents incorporated by reference herein, and in future oral and written statements by the Company may be forward-looking.  These statements include comments as to the Company’s beliefs and expectations as to future events and trends affecting the Company’s business, its results of operations and its financial condition.  These forward-looking statements are based upon management’s current expectations concerning future events and discuss, among other things, anticipated future performance and future business plans.  Forward-looking statements are identified by such words and phrases as “expects,” “intends,” “believes,” “will continue,” “plans to,” “could be,” “estimates,” and similar expressions.

Forward-looking statements are necessarily subject to risks and uncertainties, many of which are outside the control of the Company, which could cause actual results to differ materially from such statements.

The Company recognizes that it is subject to a number of risks and uncertainties that may affect its future performance, such as:

•      economic, political, business and market conditions in the geographic areas in which it conducts business;

•      factors affecting the customers, industries and markets that use the Company’s materials and services;

•      competitive factors;

•      production capacity;

•      raw material availability and pricing;

•      changes in energy-related expenses;

•      changes in the value of foreign currencies against the U.S. dollar;

•      changes in interest rates, credit availability or credit stature;

•      the effect on the Company of new pronouncements by accounting authorities;

•      the Company’s ability to hire, develop and retain talented employees worldwide;

•      the Company’s development and commercialization of successful new products;

•      the Company’s success in entering new markets and acquiring and integrating new businesses;

•      the Company’s access to financing and other sources of capital or ability to generate cash flow from operations;

•      the Company’s debt level;

•      the Company’s compliance with financial covenants in financing documents;

•      the investigation initiated by the SEC in 2003 into the Company’s revenue recognition practices;

•      the volatility of the Company’s stock price;

•      the magnitude and timing of the Company’s capital expenditures;

•      the Company’s inventory management proficiency;

•      changes in the Company’s relationships with customers and suppliers;

•      acts and effects of war or terrorism; and

•      changes in domestic or foreign laws, rules or regulations, or governmental or agency actions.

For a discussion of such risks and uncertainties, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Cautionary Statements and Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

Except as required by the federal securities laws, the Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For a discussion of market risks at December 31, 2003, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.  During the first quarter of 2004, there were no material changes or developments that would materially alter the market risk assessment performed as of December 31, 2003, except as discussed in the following paragraph.

The Company is exposed to market risk for, among others items, fluctuations in the foreign currency exchange rates for its note payable to former shareholders of RPC, Ltd., which is denominated in Swiss francs and had a carrying value at March 31, 2004 of CHF 1,642,000 (approximately $1,226,000).  At March 31, 2004, the Company purchased forward exchange contracts for Swiss francs to hedge the payments of principal and interest pursuant to this note due through March 31, 2005.  These contracts have an aggregate notional amount of $939,000.  The market value of these contracts approximated their carrying value at March 31, 2004.  Subsequent to March 31, 2004, another month’s installment was hedged.  The Company intends to purchase additional contracts to hedge the Swiss franc exposure remaining under the four monthly installments of principal and interest for May through August, 2005 aggregating CHF 370,000 (approximately $289,000).

Item 4. Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 and Rule 15d-15 of the Securities Exchange Act of 1934, as amended (the

“Exchange Act”). Based on that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II

Item 1. Legal Proceedings

The Company is a party to several pending legal actions that are summarized below:

Hitachi Zosen v. 3D Systems, Inc.

On November 25, 2002, the Company was served with a complaint through the Japanese Consulate General from Hitachi Zosen, a distributor of products produced by EOS GmbH (“EOS”), seeking damages in the amount of 535,293,436 yen (approximately $5.0 million at December 31, 2003), alleging lost sales during the period in which DTM Corporation, which the Company acquired in 2001, had an injunction in Japan prohibiting the sale of EOS’s EOSint P350 laser sintering systems. The Company filed an answer on March 11, 2003. Several court hearings have been held in this matter, the most recent one on March 29, 2004. The Company intends to defend its position in this litigation vigorously.

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

Following decisions by the District Court and the Federal Circuit Court of Appeals on jurisdictional issues, Aarotech and Mr. Young were dismissed from the suit, and an action against Aaroflex is proceeding in the District Court. Motions for summary judgment by Aaroflex on multiple counts contained in the Company’s complaint and on Aaroflex’s counterclaims have been dismissed and fact discovery in the case has been completed. The Company’s motions for summary judgment for patent infringement and validity and Aaroflex’s motions for patent invalidity were heard on May 10, 2001. In February 2002, the court denied Aaroflex’s invalidity motions. On April 24, 2002, the court denied the Company’s motions for summary judgment on infringement, reserving the right to revisit on its own initiative the decisions following the determination of claim construction. The court also granted in part the Company’s motion on validity. On July 25, 2003, the court notified the Company that rulings on all patents in issue would be decided prior to September 30, 2003.  However, as of March 31, 2004, the court has not issued any new rulings concerning any of the patents or other trial issues, and the court has postponed the trial date of the case.  In March 2004, the Company filed a motion with the court to dismiss this case without prejudice.  The defendant subsequently filed an opposition to the motion to dismiss, requesting that the case be dismissed with prejudice and requesting that the court award $800,000 to the defendant.  A hearing on the Company’s motion is scheduled to be held in May 2004.

Securities and Exchange Commission investigation

The Company is involved in an investigation that is being conducted by the Securities and Exchange Commission into matters pertaining to its historical revenue recognition practices that gave rise to the restatement of its 2000 and 2001 financial statements in 2003. On October 20, 2003, the Company received a subpoena for documents from the SEC, stating that the agency is conducting a formal investigation of the Company.  The Company is cooperating fully with the SEC in its investigation and is complying with the subpoena.

Department of Justice inquiry

On May 6, 2003, the Company received a subpoena from the U.S. Department of Justice to provide certain documents to a grand jury investigating antitrust and related issues within its industry.  The Company has been advised that it is not a target of the grand jury investigation, and it is complying with the subpoena.

EOS litigation

The Company entered into an agreement on February 4, 2004 with EOS GmbH that settled all worldwide disputes and litigation between the Company and EOS GmbH.  This litigation has been previously described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and in its Quarterly Reports on Form 10-Q filed during 2003.

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

Regent Pacific Litigation

On February 20, 2004 the Company settled all litigation with Regent Pacific Management Corporation, all of which previously has been described in the Company’s public filings.  The Company paid $0.5 million to Regent Pacific in connection with this settlement.

Other Matters

The Company is also involved in various other legal actions incidental to its business. The Company’s management believes, after consulting with counsel, that the disposition of these other legal matters will not have a material effect on the Company’s consolidated results of operations or consolidated financial position.

Item 2.                                   Changes in Securities and Use of Proceeds

On March 18, 2004, the Company acquired 1,841 shares of its common stock from an employee in exchange for the cancellation of a promissory note due from such employee to the Company in the aggregate amount of $23,031, which was equal to the closing market price of such shares of common stock on the day prior to date of such transaction.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
1/1/04 to 1/31/04	—	—	—	—

2/1/04 to 2/29/04	—	—	—	—

3/1/04 to 3/31/04	1,841	$12.51	—	—

Total	1,841	$12.51	—	—

Item 6.                                   Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 3, 2004.
31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 3, 2004.
32.1	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 3, 2004.
32.2	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 3, 2004.

(b)	Reports on Form 8-K

(1)	Current Report on Form 8-K, Items 7 and 9, filed January 7, 2004.
(2)	Current Report on Form 8-K, Items 5 and 7, filed January 21, 2004.
(3)	Current Report on Form 8-K, Items 5 and 7, filed February 5, 2004.
(4)	Current Report on Form 8-K, Items 5 and 7, filed March 4, 2004.
(5)	Current Report on Form 8-K, Items 5, 7 and 12, filed March 10, 2004.
(6)	Current Report on Form 8-K, Item 12, filed April 28, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

3D SYSTEMS CORPORATION

	By:	/s/ FRED R. JONES
Fred R. Jones
Vice President and Chief Financial Officer
(Principal Financial Officer)
(Duly Authorized Officer)

Date: May 3, 2004