Form 10-Q
period 2004-06-30
3D SYSTEMS CORP
filed 2004-08-05
CIK 910638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Yes   ☒     No   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☒     No   ☐

Shares of Common Stock, par value $0.001, outstanding as of July 31, 2004:  13,197,784

3D SYSTEMS CORPORATION

i

3D SYSTEMS CORPORATION

Condensed Consolidated Balance Sheets

As of June 30, 2004 and December 31, 2003

(amounts in thousands)

	June 30, 2004	December 31, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$19,971	$23,954
Accounts receivable, net of allowance for doubtful accounts of $1,412 (2004) and $1,656 (2003)	18,035	22,773
Inventories, net of reserves of $2,634 (2004) and $2,924 (2003)	13,509	9,694
Prepaid expenses and other current assets	2,173	2,751
Total current assets	53,688	59,172
Property and equipment, net	10,137	11,455
Intangible assets, net	11,794	13,210
Goodwill	44,799	44,900
Restricted cash	1,200	1,200
Other assets, net	1,359	1,528
	$122,977	$131,465

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$175	$165
Accounts payable	7,530	7,299
Accrued liabilities	12,955	16,466
Customer deposits	709	771
Deferred revenues	14,750	15,648
Total current liabilities	36,119	40,349
Long-term debt, less current portion	3,835	3,925
Convertible subordinated debentures	32,704	32,704
Other liabilities	1,471	2,579
	74,129	79,557
Authorized 5,000 preferred shares; Series B convertible redeemable preferred stock, authorized 2,670 shares, issued and outstanding 2,627 (2004) and 2,634 (2003) shares, mandatory redemption in 2013 (aggregate liquidation value of $15,427)	15,199	15,210
Stockholders’ equity:
Common stock, $0.001 par value, authorized 25,000 shares; issued and outstanding 13,190 (2004) and 12,903 (2003)	13	13
Additional paid-in capital	86,928	85,588
Notes receivable from employees for purchase of stock	—	(19)
Cumulative preferred stock dividends	(1,577)	(867)
Treasury stock, 8 shares (2004) and 6 shares (2003) at cost	(68)	(45)
Accumulated deficit in earnings	(50,483)	(47,442)
Accumulated other comprehensive loss	(1,164)	(530)
Total stockholders’ equity	33,649	36,698
	$122,977	$131,465

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION

Condensed Consolidated Statements of Operations

For the Three Months and Six Months Ended June 30, 2004 and June 27, 2003

(amounts in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2004	June 27, 2003	June 30, 2004	June 27, 2003
		(as restated)		(as restated)
Revenue:
Products	$17,613	$18,010	$37,342	$32,746
Services	10,280	8,861	20,066	17,141
Total revenue	27,893	26,871	57,408	49,887
Cost of sales:
Products	9,318	9,623	20,225	18,204
Services	6,272	6,547	12,846	13,569
Total cost of sales	15,590	16,170	33,071	31,773
Gross profit	12,303	10,701	24,337	18,114
Operating expenses:
Selling, general and administrative	9,504	10,904	20,132	22,455
Research and development	2,644	2,564	5,141	5,163
Severance and restructuring	8	251	141	251
Total operating expenses	12,156	13,719	25,414	27,869
Income (loss) from operations	147	(3,018)	(1,077)	(9,755)
Interest and other expense, net	514	993	981	1,887
Loss before provision for income taxes	(367)	(4,011)	(2,058)	(11,642)
Provision for income taxes	501	815	983	1,031
Net loss before cumulative effect of changes in accounting principles	(868)	(4,826)	(3,041)	(12,673)
Cumulative effect on prior years (to December 31, 2002) of:
Expensing legal fees as incurred	—	—	—	5,964
Change in amortization method for patent and license costs	—	—	—	1,076
Net loss	(868)	(4,826)	(3,041)	(19,713)
Preferred stock dividends	381	198	710	198
Loss available to common stockholders	$(1,249)	$(5,024)	$(3,751)	$(19,911)

Shares used to calculate basic and diluted net loss per share	13,142	12,734	13,049	12,730

Basic and diluted loss available to common stockholders per share before cumulative effect of changes in accounting principles	$(0.10)	$(0.39)	$(0.29)	$(1.01)
Cumulative effect on prior years (to December 31, 2002) of:
Expensing legal fees as incurred per share	—	—	—	(0.47)
Change in amortization method for patents and license costs per share	—	—	—	(0.08)

Basic and diluted net loss available to common stockholders per share	$(0.10)	$(0.39)	$(0.29)	$(1.56)

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2004 and June 27, 2003

(amounts in thousands)

(unaudited)

	June 30, 2004	June 27, 2003
		(as restated)
Cash flows from operating activities:
Net loss	$(3,041)	$(19,713)
Adjustments to reconcile net loss to net cash used in operating activities:
Cumulative effect of changes in accounting principles	—	7,040
Depreciation and amortization	3,349	4,330
Adjustment to receivable allowance accounts	195	259
Adjustment to inventory reserve	359	568
Stock compensation expense	355	130
Payment of interest on employee note with stock	(4)	—
Loss on disposition of property and equipment	121	316
Changes in operating accounts:
Accounts receivable	4,251	10,329
Inventories	(4,555)	(521)
Prepaid expenses and other current assets	680	1,744
Other assets	—	435
Accounts payable	269	(4,509)
Accrued liabilities	(3,472)	(1,443)
Customer deposits	(62)	(153)
Deferred revenues	(765)	(1,660)
Other liabilities	(850)	(187)
Net cash used in operating activities	(3,170)	(3,035)
Cash flows from investing activities:
Purchase of property and equipment	(283)	(397)
Additions to licenses and patents	(190)	(731)
Software development costs	(54)	—
Net cash used for investing activities	(527)	(1,128)
Cash flows from financing activities:
Exercise of stock options and purchase plan	1,442	40
Net borrowings against line of credit	—	6,100
Repayment of long-term debt	(80)	(10,425)
Payments under obligation to former RPC stockholders	(217)	—
Proceeds from private placement of preferred stock, net	—	15,158
Payment of preferred stock dividends	(632)	—
Stock registration costs	(388)	—
Payment of liquidated damages	(100)	—
Net cash provided by financing activities	25	10,873
Effect of exchange rate changes on cash	(311)	(4)
Net (decrease) increase in cash and cash equivalents	(3,983)	6,706
Cash and cash equivalents at the beginning of the period	23,954	2,279
Cash and cash equivalents at the end of the period	$19,971	$8,985

Supplemental Cash Flow Information
Interest payments	$1,077	$1,263
Income tax payments	1,552	794
Non-cash items:
Accrued dividends on preferred stock	710	198
Accrued liquidated damages	385	—
Issuance of stock (30 shares) as payment of accrued compensation expense	272	—
Conversion of 7 shares of convertible preferred stock	44	—
Receipt of treasury stock to settle employee note receivable	—	40
Transfer of equipment from inventory to property and equipment, net(a)	753	1,008
Transfer of equipment to inventory from property and equipment, net (b)	478	979

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

3D SYSTEMS CORPORATION

Condensed Consolidated Statements of Comprehensive Income (Loss)

For the Three Months and Six Months Ended June 30, 2004 and June 27, 2003

(amounts in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2004	June 27, 2003	June 30, 2004	June 27, 2003
		(as restated)		(as restated)
Net loss	$(868)	$(4,826)	$(3,041)	$(19,713)

Foreign currency translation	46	1,210	(634)	1,486

Comprehensive loss	$(822)	$(3,616)	$(3,675)	$(18,227)

3D SYSTEMS CORPORATION

Notes to Condensed Consolidated Financial Statements

For the Three Months and Six Months Ended June 30, 2004 and June 27, 2003

(amounts in thousands, except per share amounts)

(unaudited)

(1)       Basis of Consolidation

The condensed consolidated financial statements include the accounts of 3D Systems Corporation and its subsidiaries (the “Company”).  All significant intercompany transactions and balances have been eliminated in consolidation.  In management’s opinion, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the condensed consolidated financial position as of June 30, 2004 and the condensed consolidated results of operations for the three months and six months ended June 30, 2004 and June 27, 2003, respectively, have been made.  The results set forth in the condensed consolidated statement of operations for the three months and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year.  All amounts are approximate due to rounding.

Effective January 1, 2004, the Company began reporting its interim financial results on a calendar-quarter basis.  In prior periods, the Company reported its interim financial information for the first three quarters on a 13-week basis ending the last Friday of each quarter.  The Company reports its annual financial information on a calendar-year basis.  This change did not have a material effect on the comparability of the period-to-period interim financial information.

Certain amounts in the 2003 condensed consolidated financial statements have been reclassified to conform to the 2004 presentation.

The condensed consolidated financial statements were prepared following the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting.  As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. generally accepted accounting principles can be condensed or omitted.

The Company is responsible for the unaudited condensed consolidate financial statements included in this document.  As these are condensed financial statements, they should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

(2)       Restatement of 2003 Interim Results

At December 31, 2003, the Company changed its method of accounting for legal fees incurred in the defense of its patents and license rights and its method of amortizing one of its patent licenses. See Note 2, Changes in Accounting Principles, to the Consolidated Financial Statements for the year ended December 31, 2003, filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.  The accompanying condensed consolidated statements of operations for the three months and six months ended June 27, 2003 and the condensed consolidated statement of cash flows for the six months ended June 27, 2003 have been restated to reflect these changes in accounting principles, applied retroactively each period. The effects on previously reported amounts are as follows:

	Amount as previously reported	Effect of change for expensing legal fees	Effect of change in amortization method	Amount as restated
Three Months Ended June 27, 2003:
Effect on condensed consolidated statement of operations:
Effect on cost of sales – products	$9,543	$—	$80	$9,623
Effect on selling, general and administrative expense	9,719	1,185	—	10,904
Effect on loss from operations	(1,753)	(1,185)	(80)	(3,018)
Effect on net loss available to common stockholders	(3,759)	(1,185)	(80)	(5,024)
Effect on basic and diluted net loss available to common stockholders per share	(0.30)	(0.09)	—	(0.39)

Six Months Ended June 27, 2003:
Effect on condensed consolidated statement of operations:
Effect on cost of sales – products	$18,044	$—	$160	$18,204
Effect on selling, general and administrative expense	20,375	2,080	—	22,455
Effect on loss from operations	(7,515)	(2,080)	(160)	(9,755)
Cumulative effect of changes in accounting principles	—	(5,964)	(1,076)	(7,040)
Effect on net loss available to common stockholders	(10,631)	(8,044)	(1,236)	(19,911)
Effect on basic and diluted net loss available to common shareholders per share	(0.84)	(0.63)	(0.09)	(1.56)

Effect on condensed consolidated statement of cash flows:
Effect on net cash used in operations	$(535)	$(2,500)	$—	$(3,035)
Effect on net cash used in investing activities	(3,628)	2,500	—	(1,128)

3D SYSTEMS CORPORATION

Notes to Condensed Consolidated Financial Statements

For the Three Months and Six Months Ended June 30, 2004 and June 27, 2003

(amounts in thousands, except per share amounts)

(unaudited)

There was no tax effect arising from these changes in accounting principles for the three months and six months ended June 27, 2003 as the effect of these changes was to increase the Company’s loss before provision for income taxes and the Company had fully reserved for its net deferred tax assets at that date.

(3)       Inventories:

Components of inventories were as follows:

	June 30, 2004	December 31, 2003
Raw materials	$3,141	$2,290
Work in process	1,244	1,059
Finished goods	9,124	6,345
	$13,509	$9,694

(4)       Property and Equipment, net:

Property and equipment are summarized as follows:

	June 30, 2004	December 31, 2003	Useful Life (in years)

Land	$436	$436	—
Building	4,202	4,202	30
Machinery and equipment	24,226	25,389	3-5
Office furniture and equipment	3,601	3,716	5
Leasehold improvements	4,306	4,307	Life of Lease
Rental equipment	1,192	1,123	5
Construction in progress	187	97	N/A
	38,150	39,270
Less: Accumulated depreciation	(28,013)	(27,815)
	$10,137	$11,455

Depreciation expense was $810 and $1,029 for the three months and $1,692 and $2,077 for the six months ended June 30, 2004 and June 27, 2003, respectively.

(5)           Intangible Assets:

(a)                                              Licenses and patent costs are summarized as follows:

	June 30, 2004	December 31, 2003	Weighted average useful life (in years)
Licenses, at cost	$2,333	$2,333	fully amortized
Patent costs	17,592	17,428	8.9
	19,925	19,761
Less: Accumulated amortization	(13,235)	(12,611)
	$6,690	$7,150

3D SYSTEMS CORPORATION

Notes to Condensed Consolidated Financial Statements

For the Three Months and Six Months Ended June 30, 2004 and June 27, 2003

(amounts in thousands, except per share amounts)

(unaudited)

During the three months ended June 30, 2004 and June 27, 2003, the Company capitalized $97 and $105, respectively, and for the six months ended June 30, 2004 and June 27, 2003, capitalized $190 and $731, respectively, of costs to acquire, develop and extend patents in the United States, Japan, Europe and certain other countries.  The Company amortized previously capitalized patent costs of $236 and $431 for the three months and $648 and $1,008 for the six months ended June 30, 2004 and June 27, 2003, respectively.

(b)                                             Acquired Technology

Acquired technology is summarized as follows:

	June 30, 2004	December 31, 2003
Acquired technology	$10,169	$10,210
Less: Accumulated amortization	(5,430)	(4,713)
	$4,739	$5,497

Acquired technology is amortized based upon a useful life of six years. The Company amortized acquired technology of $379 and $421 for the three months ended June 30, 2004 and June 27, 2003, respectively, and $758 and $840 for the six months ended June 30, 2004 and June 27, 2003, respectively.

(c)               Other Intangible Assets

The Company had other net intangible assets of $365 and $563 as of June 30, 2004 and December 31, 2003, respectively.  Amortization expense related to other intangible assets for the three months ended June 30, 2004 and June 27, 2003 was $113 and $137, respectively, and for the six-month periods was $251 and $280, respectively.

(6)       Hedging Activities and Derivative Instruments

The Company has an outstanding note payable to the former stockholders of RPC, Ltd. which is denominated in Swiss francs and had a carrying value at June 30, 2004 of CHF 1,275 (approximately $1,019).  At June 30, 2004, the Company had purchased forward exchange contracts for Swiss francs to hedge the payments of principal and interest that are due pursuant to this note due through June 30, 2005.  These contracts have an aggregate notional amount of $925.  Subsequent to June 30, 2004, the Company purchased additional contracts to hedge its Swiss franc exposure under the remaining CHF 184 (approximately $146) of monthly installments of principal and interest that are due under this note.

During June, 2004 the Company also purchased foreign exchange contracts for Swiss francs to hedge its payment obligations for materials from a supplier through November 2004. The total amount of the future payments hedged was CHF 2,010 (approximately $1,608) at June 30, 2004. These contracts have an aggregate notional amount of $1,613.

The market value of the foregoing contracts approximated their carrying value at June 30, 2004.  These contracts qualified and were designated as fair value hedges as defined by SFAS No. 133, “Derivative Instruments and Hedging Activities”. In connection with these hedging activities, the Company recorded $4 as cost of sales for the three-month and six-month periods and $9 and $15 in interest and other expenses, net for three months and six months ended June 30, 2004, respectively.

(7)       Borrowings

Total outstanding borrowings were as follows:

	June 30, 2004	December 31, 2003
Current portion of long-term debt:
Industrial development bonds	$175	$165
Senior debt:
Long-term debt, less current portion -
Industrial development bonds	$3,835	$3,925
Subordinated debt:
7% convertible debentures	$10,000	$10,000
6% convertible debentures	22,704	22,704
Total subordinated debt	$32,704	$32,704

3D SYSTEMS CORPORATION

Notes to Condensed Consolidated Financial Statements

For the Three Months and Six Months Ended June 30, 2004 and June 27, 2003

(amounts in thousands, except per share amounts)

(unaudited)

Senior debt

The Company’s Colorado facility is subject to a $4,900 industrial development bond financing. Interest on the bonds is payable monthly at a variable interest rate. The interest rate at June 30, 2004 was 1.2% per annum. Principal payments are payable in semi-annual installments through August 2016. The bonds are collateralized by, among other things, a first mortgage on the facility, a security interest in certain equipment, and a standby letter of credit in the original principal amount of $4,900 in favor of Wells Fargo Bank, N. A. (“Wells Fargo”), as bond trustee, and is further collateralized by restricted cash held by Wells Fargo as letter of credit issuer in the amount of $1,200. At June 30, 2004, $4,010 of such industrial development bonds were outstanding.

The Company is subject to certain financial covenants contained in the reimbursement agreement relating to the standby letter of credit mentioned above. Such financial covenants require, among other things, that the Company maintain a minimum tangible net worth (as defined in the reimbursement agreement) of $23,000 plus 50% of net income since July 1, 2001 and a fixed charge coverage ratio (as defined in the reimbursement agreement) of no less than 1.25.  At December 31, 2003 and June 30, 2004, the Company was in compliance with these financial ratios.

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

(8)                     Preferred Stock

The Company’s Series B Convertible Preferred Stock accrues dividends, on a cumulative basis, at $0.60 per share each year from May 6, 2004 (at a rate of $0.48 per share per year prior thereto).  The increase in the dividend rate became effective on May 6, 2004 as a registration statement covering the resale of the shares of common stock issuable upon conversion of the Series B Convertible Preferred Stock was not declared effective by the Securities and Exchange Commission before the close of business on May 5, 2004.  Such dividend increase remains in effect as long as the Series B Convertible Preferred Stock remains outstanding.

(9)                     Stock Option Plans

The Company maintains various employee stock benefit plans, which are described more fully in Note 18, Stockholders’ Equity and Stockholders’ Rights Plan, to the Consolidated Financial Statements for the year ended December 31, 2003, filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. The Company terminated its Shareholder Rights Plan effective March 3, 2004.

As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s stock option plans are accounted for under the intrinsic value recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.

3D SYSTEMS CORPORATION

Notes to Condensed Consolidated Financial Statements

For the Three Months and Six Months Ended June 30, 2004 and June 27, 2003

(amounts in thousands, except per share amounts)

(unaudited)

Effective May 19, 2004, the Company adopted the 2004 Incentive Stock Plan (the “2004 Stock Plan”) and the 2004 Restricted Stock Plan for Non-Employee Directors (the “2004 Director Plan”).  Effective upon the adoption of the 2004 Stock Plan, the Company’s previous stock option plans, including the 1996 Stock Incentive Plan (the “1996 Plan”) and the 2001 Stock Incentive Plan (the “2001 Plan”) but excluding the Company’s employee stock purchase plan, terminated except with respect to options outstanding under those plans on May 19, 2004. On that date, the aggregate number of shares of common stock underlying outstanding options issued under the 1996 Plan and the 2001 Plan were 2,191 and 83 at an average exercise price per share of $10.32 and $10.53, with expiration dates through January 2014 and April 2011, respectively. A total of 526 and 400 shares of common stock remained available for grant, respectively, under the terms of those plans at the time they were terminated, which shares may no longer be issued under those plans.

Effective upon the adoption of the 2004 Director Plan, the Company’s 1996 Director Stock Option Plan (the “1996 Director Plan”) terminated except with respect to options outstanding under that plan on May 19, 2004. On that date, the aggregate number of shares of common stock underlying outstanding options issued under the 1996 Director Plan were 218, at an average exercise price per share of $12.00, with expiration dates through August 2013. A total of 82 shares remained available for grant under the terms of the 1996 Director Plan at the time it terminated, which shares may no longer be issued under that plan.

A maximum of 1,000 shares of common stock are reserved for issuance under the 2004 Stock Plan, subject to adjustment in accordance with the terms of the Plan.  The purpose of this Plan is to provide an incentive that permits the persons responsible for the Company’s growth to share directly in that growth and to further the identity of their interests with the interests of the Company’s stockholders. Any person who is an employee of or consultant to the Company, or a Subsidiary or an Affiliate of the Company is eligible to be considered for the grant of restricted stock awards, stock options or performance awards pursuant to the 2004 Stock Plan. The 2004 Stock Plan is administered by the Compensation Committee of the Board of Directors, which, pursuant to the provisions of the 2004 Stock Plan, has the sole authority to determine recipients of the restricted stock awards, stock options or performance awards, the number of shares to be covered by such awards and the terms and conditions of each award. The 2004 Stock Plan may be amended, altered or discontinued at the sole discretion of the Board of Directors at any time. No awards were made under this Plan during the second quarter of 2004. The Company will account for the fair value of restricted stock awards made under the 2004 Stock Plan in accordance with the disclosure provisions of SFAS No.123.

The 2004 Director Plan provides for the grant of up to 200 shares of common stock to non-employee directors (as defined in the Plan) of the Company, subject to adjustment in accordance with the terms of the Plan.  The purpose of this Plan is to attract, retain and motivate non-employee directors of exceptional ability and to promote the common interests of directors and stockholders in enhancing the value of the Company’s common stock. Each non-employee director of the Company is eligible to participate in this Plan upon their election to the Board of Directors. The Plan provides for initial grants of 1 shares of common stock to each newly elected non-employee director, annual grants of 3 shares of common stock as of the close of business on the date of each annual meeting, and interim grants of 3 shares of common stock, or a pro rata fraction thereof, to non-employee directors elected at meetings other than the annual meeting. The issue price of common stock awarded under this Plan is equal to the par value per share of the common stock.  The Company accounts for the fair value of awards of common stock made under this Plan, net of the issue price, as director compensation expense in the period in which the stock is issued. At June 30, 2004, the Company had recorded $168 as director compensation expense in connection with awards of 3 shares of common stock made to each of the five non-employee directors of the Company following the annual meeting of the stockholders on May 19, 2004.

The following pro forma net loss and loss per share information is presented as if the Company accounted for stock-based compensation awarded under the stock incentive plans using the fair value method. Under the fair value method, the estimated fair value of stock-based incentive awards is charged against income on a straight-line basis over the vesting period.

	Three Months Ended		Six Months Ended
	June 30, 2004	June 27, 2003	June 30, 2004	June 27, 2003
		(as restated)		(as restated)
Net loss available to common stockholders, as reported	$(1,249)	$(5,024)	$(3,751)	$(19,911)
Add: Stock –based employee compensation expense included in reported net earnings net of related tax benefits	51	—	51	—
Deduct: Stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(574)	(523)	(1,179)	(1,108)

Pro forma net loss	$(1,772)	$(5,547)	$(4,879)	$(21,019)
Basic and diluted net loss available to common stockholders per share:
As reported	$(0.10)	$(0.39)	$(0.29)	$(1.56)
Pro forma	$(0.13)	$(0.44)	$(0.37)	$(1.65)

3D SYSTEMS CORPORATION

Notes to Condensed Consolidated Financial Statements

For the Three Months and Six Months Ended June 30, 2004 and June 27, 2003

(amounts in thousands, except per share amounts)

(unaudited)

The Company accounts for option grants to non-employees using the guidance of SFAS No. 123, as amended by SFAS No. 148, and Emerging Issues Task Force (EITF) No. 96-18, whereby the fair value of such options is determined using the Black-Scholes option pricing model at the earlier of the date at which the non-employee’s performance is complete or a performance commitment is reached.  No option grants were made to non-employees in the first six months of 2004, and $130 of expense was recorded for the three and six months ended June 30, 2003 related to non-employee stock option grants.

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

	2004	2003

Expected life (in years)	2.5	4.0
Risk-free interest rate	2.36%	2.42%
Volatility	0.68	0.83
Dividend yield	0.00%	0.00%

(10)               Computation of Loss Per Share

The following is a reconciliation of the numerator and denominator of the basic and diluted loss per share computations:

	Three Months Ended		Six Months Ended
	June 30, 2004	June 27, 2003	June 30, 2004	June 27, 2003
Numerator for basic and diluted net loss per share:
Net loss available to common stockholders	$(1,249)	$(5,024)	$(3,751)	$(19,911)

Denominator for basic and diluted net loss per share:
Weighted average shares	13,142	12,734	13,049	12,730

Potential common shares related to convertible preferred stock, convertible debt, stock options and, in 2003, stock warrants were excluded from the calculation of diluted loss per share because their effects were anti-dilutive; that is, they would have reduced loss per share. The weighted average number of common shares excluded from the computation was approximately 6,658 and 3,777 for the three months and 6,670 and 3,760 for the six months ended June 30, 2004 and June 27, 2003, respectively.

3D SYSTEMS CORPORATION

Notes to Condensed Consolidated Financial Statements

For the Three Months and Six Months Ended June 30, 2004 and June 27, 2003

(amounts in thousands, except per share amounts)

(unaudited)

(11)               Segment Information

The Company develops, manufactures and markets worldwide solid imaging systems designed to reduce the time it takes to produce three-dimensional objects. The Company manages its resources globally as one segment, and conducts its business through administrative, sales, service, manufacturing and customer-support operations in the United States and sales and service offices in the European Community (France, Germany, the United Kingdom, Italy and Switzerland) and in Asia (Japan, Hong Kong and Singapore). Revenues from unaffiliated customers attributed to Germany include sales by the Company’s German unit to customers in countries other than Germany.  The management of the Company is evaluating its internal measures of these geographic areas and may change the determination of the information disclosed as segment information for the geographic regions in the future. However, the Company has historically disclosed summarized financial information for the geographic areas of operations as if they were segments in accordance with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

Such summarized financial information concerning the Company’s geographical operations is shown in the following tables:

	Three Months Ended		Six Months Ended
	June 30, 2004	June 27, 2003	June 30, 2004	June 27, 2003
Revenue from unaffiliated customers:
North America	$12,647	$13,137	$26,097	$24,195
Germany	4,758	5,652	10,494	11,123
Other Europe	6,540	3,992	12,750	7,702
Asia	3,948	4,090	8,067	6,867
Total	$27,893	$26,871	$57,408	$49,887

All revenue between geographic areas is recorded at transfer prices, which are above cost and provide for an allocation of profit between entities.

	Three Months Ended		Six Months Ended
	June 30, 2004	June 27, 2003	June 30, 2004	June 27, 2003
Revenue from or transfers between geographic areas:
North America	$4,158	$1,982	$8,913	$4,038
Germany	926	1,074	1,989	1,983
Other Europe	2,371	1,624	4,256	3,213
Asia	—	—	—	—
Total	$7,455	$4,680	$15,158	$9,234

	Three Months Ended		Six Months Ended
	June 30, 2004	June 27, 2003	June 30, 2004	June 27, 2003
		(as restated)		(as restated)
(Loss)/income from operations:
North America	$(3,693)	$(5,626)	$(8,424)	$(14,274)
Germany	184	370	793	465
Other Europe	1,992	513	3,882	888
Asia	1,275	1,658	2,285	2,496
Subtotal	(242)	(3,085)	(1,464)	(10,425)
Inter-company elimination	(389)	(67)	(387)	(670)
Total	$147	$(3,018)	$(1,077)	$(9,755)

	June 30, 2004	December 31, 2003
Assets:
U.S.	$75,060	$72,752
Germany	28,143	28,305
Other Europe	21,933	27,143
Asia	10,764	13,365
Subtotal	135, 900	141,565
Inter-company elimination	(12,923)	(10,100)
Total assets	$122,977	$131,465

3D SYSTEMS CORPORATION

Notes to Condensed Consolidated Financial Statements

For the Three Months and Six Months Ended June 30, 2004 and June 27, 2003

(amounts in thousands, except per share amounts)

(unaudited)

The Company’s revenues from unaffiliated customers by type were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2004	June 27, 2003	June 30, 2004	June 27, 2003
Systems	$8,706	$9,963	$19,742	$17,271
Materials	8,907	8,047	17,600	15,475
Services	10,280	8,861	20,066	17,141
Total revenues	$27,893	$26,871	$57,408	$49,887

(12)               Commitments and Contingencies

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

Following decisions by the District Court and the Federal Circuit Court of Appeals on jurisdictional issues, Aarotech and Mr. Young were dismissed from the suit, and an action against Aaroflex is proceeding in the District Court. Motions for summary judgment by Aaroflex on multiple counts contained in the Company’s complaint and on Aaroflex’s counterclaims have been dismissed and fact discovery in the case has been completed. The Company’s motions for summary judgment for patent infringement and validity and Aaroflex’s motions for patent invalidity were heard on May 10, 2001. In February 2002, the court denied Aaroflex’s invalidity motions. On April 24, 2002, the court denied the Company’s motions for summary judgment on infringement, reserving the right to revisit on its own initiative the decisions following the determination of claim construction. The court also granted in part the Company’s motion on validity. On July 25, 2003, the court notified the Company that rulings on all patents in issue would be decided prior to September 30, 2003. However, as of June 30, 2004, the court has not issued any new rulings concerning any of the patents or other trial issues, and the court has postponed the trial date of the case.  In March 2004, the Company filed a motion with the court to dismiss this case without prejudice.  The defendant subsequently filed an opposition to the motion to dismiss, requesting that the case be dismissed with prejudice and requesting that the court award $800 to the defendant.  As of June 30, 2004, the Court had not yet ruled on the Company’s motion.

(b)                      Hitachi Zosen vs. 3D Systems, Inc. On November 25, 2002, the Company was served with a complaint through the Japanese Consulate General from Hitachi Zosen, a distributor of products produced by EOS GmbH (“EOS”), seeking damages in the amount of approximately 535,293 yen (approximately $4,939 at June 30, 2004), alleging lost sales during the period in which DTM Corporation, which the Company acquired in 2001, had an injunction in Japan prohibiting the sale of EOS’s EOSint P350 laser sintering systems. The Company filed an answer on March 11, 2003. Several court hearings have been held in this matter, the most recent one in July 2004. The Company intends to defend its position in this litigation vigorously.

(c)                       SEC Investigation. On October 20, 2003, the Company received a subpoena for documents from the SEC, stating that the agency is conducting a formal investigation of the Company pertaining to the Company’s historical revenue recognition practices. The Company is cooperating fully with the SEC, has furnished documents requested by the subpoena and is otherwise complying with the subpoena.

(d)       The Company has an obligation to compensate certain stockholders who acquired shares of its common stock in a private placement transaction in 2001 for the Company’s failure to maintain an effective registration statement that would permit such holders to resell such shares. The accrued amount of such obligation was $477 at December 31, 2003. Additional amounts under such obligation ceased to accrue on May 5, 2004. On June 18, 2004, the Company entered into an agreement with such holders pursuant to which the Company will pay such obligation in installments through February 2005, with interest at a rate of 6% per annum from July 2003. The amount of such obligation was $740 at June 30, 2004, which amount is included in accrued liabilities at such date.

3D SYSTEMS CORPORATION

Notes to Condensed Consolidated Financial Statements

For the Three Months and Six Months Ended June 30, 2004 and June 27, 2003

(amounts in thousands, except per share amounts)

(unaudited)

(e)                      On May 6, 2003, the Company received a subpoena from the U.S. Department of Justice to provide certain documents to a grand jury investigating antitrust and related issues within its industry.  The Company was advised that it was not a target of the grand jury investigation and has not been informed that this status has changed.  The Company has furnished documents required by the subpoena and it is otherwise complying with the subpoena.

(f)                        At this time, the Company cannot reasonably estimate its liability related to various litigation, and accordingly, under the guidance of SFAS No. 5, no amounts have been recorded.

(g)                     The Company also is involved in various other legal actions incidental to its business. The Company’s management believes, after consulting with counsel, that the disposition of these other legal matters will not have a material effect on the Company’s consolidated results of operations or consolidated financial position.

(h)                     Under the terms of a sale agreement for certain lease receivables in 2001, the Company is required to guarantee to the purchaser certain cash payments in the event of default on those receivables.  At June 30, 2004, the Company had fully reserved the $273 maximum amount of payments under the guarantee.

(13)               Subsequent Events

Loan and Security Agreement

Effective July 15, 2004, the Company entered into a two-year loan and security agreement and certain related credit documents with Silicon Valley Bank (“SVB”).  The loan agreement provides for up to $15,000 of borrowings and includes sub-limits for letter of credit and foreign exchange facilities.  The credit is secured by a first lien in favor of SVB on certain of the Company’s assets, including domestic accounts receivable, inventory and certain fixed assets.  Interest will accrue on outstanding borrowings at either SVB’s prime rate in effect from time to time or at a spread of 2.75% above prevailing LIBOR rates.  The Company is obligated to pay a commitment fee from time to time equal to 0.375% per annum of the undrawn amount of the facility.  The facility imposes certain limitations on the Company’s activities, including limitations on the incurrence of debt and other liens, limitations on the disposition of assets and limitations on the payment of dividends on the Company’s common stock.  The facility also requires the Company to remain in compliance with certain financial covenants, which include requirements to maintain specific levels of minimum liquidity on a consolidated basis and a requirement as to the Company’s domestic assets as a percentage of its total assets.  In addition, if there are borrowings outstanding under the facility, the Company is required to maintain a ratio of adjusted total liabilities to tangible net worth and a minimum tangible net worth.   If more than $5,000 is borrowed, the Company is required to maintain minimum cash levels pursuant to a formula in the loan agreement.  The Company was in compliance with these requirements at the effective date of the credit facility.

Manufacturing Restructuring

During July 2004, the Company announced its intention to begin to engage selected design and manufacturing companies to assemble its equipment portfolio. The Company is currently in the process of formulating a specific plan of implementation under which it expects to discontinue its equipment assembly activities at its Grand Junction, Colorado facility.  The Company anticipates a reduction in work force during the implementation of its plan, which it expects to be completely implemented in 12 to 18 months, and estimates its costs for employee termination and relocation related to this plan to be approximately $200, which will be recognized ratably over the implementation period.  In addition, commencing in July 2004, the Company began to transfer approximately $1,926 of its raw material inventory, at net book value, to a manufacturing partner to be used in the assembly of certain system products.  Currently, the Company expects to continue to conduct its materials blending and customer support activities in its Grand Junction facility.  As of June 30, 2004, the Company had not accrued for any costs nor recorded any asset impairment reserves associated with this transition as it believes the fair market value of assets associated with this transition exceeds their book value.

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

The Company’s condensed consolidated statements of operations and of cash flows for the quarter and the six months ended June 27, 2003 have been restated to give effect to the changes in accounting principles that the Company adopted as of December 31, 2003 with respect to the treatment of legal fees incurred in defense of its patents and license rights and the amortization of one of its patent licenses.  See Note 2 to the condensed consolidated financial statements set forth in Item 1.  Such note includes a reconciliation of the effects of such changes in accounting principles on the condensed consolidated financial statements for the three months and six months ended June 27, 2003, and references to such financial statements in the discussion that follows are to such financial statements as so restated.

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

Since the fourth quarter of 2003, the Company has introduced several new systems and materials, including:

•                  the InVision™ 3-D printer;

•                  VisiJet™, Amethyst™ and LaserForm™ A6 materials for 3-D printing, stereolithography and selective laser sintering applications, respectively;

•                  In June 2004, the InVision™ HR 3-D printer, a new model of 3-D printer that has a high-resolution capability that enables jewelry, dental, medical implant and precision alloy manufacturers to produce fine-feature, highly detailed parts rapidly;

•                  In July 2004, the Sinterstation® HiQ™ SLS® system, a new manufacturing-capable selective laser sintering system; and

•                  In July 2004, Bluestone™ SL material, a new engineered nano-composite resin for SLA® systems.

The Company also announced the availability of other new products, including LS 3.3 software for SLS® systems, the InVision™ Finisher for the InVision™ 3-D printer, and the ProClean™ SL part washer for stereolithography parts.  During the first six months of 2004, the Company also introduced several service contract alternatives to offer additional, flexible service contract options to its customers, and the Company entered into distribution agreements with certain suppliers of stereolithography resins that should enable the Company to broaden the range of materials that it can supply to its stereolithography customers.

In July 2004, the Company announced that it has begun to engage selected design and manufacturing companies to assemble its equipment portfolio, including its InVision™ 3-D printers and its Viper™ SLA® systems.  As this program is implemented, the Company expects to discontinue its equipment-assembly activities at its Grand Junction, Colorado facility.  The Company anticipates completing this program within the next 12 to 18 months.  Currently, the Company plans to continue its materials blending and customer support activities in its Grand Junction facility.  The Company believes that transitioning non-core activities such as assembly operations to specialty companies that have developed equipment assembly as one of their core competencies should enable the Company to improve the quality and cost of its systems and should lead to an improvement in its financial operating profile.  The Company does not expect the cost of implementing these outsourcing activities to be material.

Results of Operations

The following table sets forth, for the periods indicated, revenues and percentages of revenues by class of product and service:

	Three months ended				Six months ended
	June 30, 2004		June 27, 2003		June 30, 2004		June 27, 2003
	(dollars in thousands)
Systems	$8,706	31.2%	$9,963	$37.1%	$19,742	34.4%	$17,271	34.6%
Materials	8,907	31.9	8,047	29.9	17,600	30.7	15,475	31.0
Services	10,280	36.9	8,861	33.0	20,066	34.9	17,141	34.4

Total revenues	$27,893	100%	$26,871	100.0%	$57,408	100.0%	$49,887	100.0%

Revenues by geographic area in which the Company operates are shown in the following table:

	Three months ended				Six months ended
	June 30, 2004		June 27, 2003		June 30, 2004		June 27, 2003
	(dollars in thousands)
U.S. operations	$12,647	45.3%	$13,137	$48.9%	$26,097	45.5%	$24,195	48.5%
European operations	11,298	40.5	9,644	35.9	23,244	40.4	18,825	37.7
Asia/Pacific operations	3,948	14.2	4,090	15.2	8,067	14.1	6,867	13.8

Total revenues	$27,893	100.0%	$26,871	100.0%	$57,408	100.0%	$49,887	100.0%

Three Months and Six Months Ended June 30, 2004 Compared to the Respective 2003 Periods

Consolidated revenue

The principal factors affecting the Company’s consolidated revenue in the second quarter and first six months of 2004 compared to 2003 were changes in unit volume, changes in product mix, changes in average selling prices and foreign currency translation.  In the 2004 periods, the Company also benefited from its introduction of new systems and materials over the past several months, including the InVision™ 3-D printer and VisiJet™, Amethyst™ and LaserForm™ A6 materials.  Revenue from other new products was not material to the second quarter or the first six months of 2004.

Consolidated revenue increased in both the second quarter and first six months of 2004 compared to the respective 2003 periods.  For the second quarter of 2004, consolidated revenue increased 3.8% to $27.9 million from $26.9 million for the second quarter of 2003.  Consolidated revenue for the first six months of 2004 increased 15.1% to $57.4 million from $49.9 million for the first six months of 2003.

The relatively slower rate of growth in revenue for the second quarter compared to the first six months of 2004 arose from a decline in systems revenue in the second quarter that partially offset higher revenue in the quarter from materials and services.  Systems revenue increased 14.3% during the first half of 2004 despite a 12.6% decline during the second quarter that arose from lower unit sales for mature systems, which partially offset stronger performance by these systems in the first quarter of 2004.

The increase in consolidated revenue for the second quarter was aided by $2.6 million in unit volume from new products introduced in the past several months, including principally the new products mentioned above.  Average selling prices contributed $0.7 million, and the favorable effect of foreign currency translation contributed $0.9 million to the second-quarter increase in revenue.

Every geographic region and product class contributed to revenue growth in the first six months of 2004. Higher revenues from new products introduced in the past several months, including principally the new products mentioned above, added $4.5 million in revenue, and favorable foreign currency translation accounted for $2.8 million. Before giving effect to foreign currency translation, systems revenue increased $2.5 million, materials revenue increased $2.1 million and service revenue increased $2.9 million.

System and other product revenues

As noted above, consolidated revenue from systems and related products during the second quarter declined 12.6% to $8.7 million from $10.0 million for the 2003 quarter, representing 31.2% and 37.1% of consolidated revenue for the respective periods.

This decrease resulted from a $4.3 million decline in unit volume of the Company’s mature systems, which was partially offset by an increase in new systems revenue of $1.9 million, $0.8 million attributable to higher average selling prices, a $0.3 million favorable effect of foreign currency translation and a modest increase in revenue from other products.

Consolidated revenue from systems and related products for the first six months of 2004 increased 14.3% to $19.7 million from $17.3 million in the 2003 period, representing 34.4% and 34.6% of consolidated revenue for the respective periods.  This increase in systems revenue arose from a $3.2 million increase in revenue from new systems, $0.9 million from the favorable effect of foreign currency translation and $0.3 million attributable to higher average selling prices.  These increases were partially offset by a $1.7 million decrease in unit sales of mature systems and a modest decrease in revenue from other products.

Systems orders and sales tend to fluctuate on a quarterly basis as a result of a number of factors, including the types of systems ordered by customers, customer acceptance of new products, the timing of product shipments, world economic conditions and fluctuations in foreign exchange rates.  The Company’s systems are generally purchased by its customers as capital equipment items, and purchasing decisions may have a long lead time.  Due to the price of certain systems, including the Company’s mature systems, and the overall low unit volumes, the acceleration or delay of shipments of a small number of mature systems from one period to another can significantly affect the Company’s system sales for the periods involved.

In the second quarter of 2004, as part of the Company’s strategy to improve operating results over time, the Company ceased offering customers large quarter-end discounts to promote the sale of mature systems.  In the absence of this change, systems revenues may have been higher in the second quarter of 2004 compared to the second quarter of 2003.  While the implementation of this strategy adversely impacted revenue in the quarter, it contributed to the Company’s higher gross profit margin in the second quarter and first six months of 2004.  While this change in marketing approach might continue to adversely impact systems revenue in future quarters, the Company believes that it will ultimately prove to be beneficial by reducing the proportion of the Company’s system sales that are made in the last month of each quarter and by improving gross profit margins.

Materials revenue

Consolidated revenue from materials for the second quarter of 2004 increased 10.7% to $8.9 million from $8.0 million for the 2003 period, representing 31.9% and 29.9% of consolidated revenue for the respective periods. This increase was due to $0.6 million of higher unit volume, primarily from new products recently introduced by the Company, and the favorable effect of foreign currency translation.

Consolidated revenue from materials for the first six months of 2004 increased 13.7% to $17.6 million compared to $15.5 million for the 2003 period, representing 30.7% and 31.0% of consolidated revenue for the respective periods. This increase was primarily due to $2.0 million of higher unit volume, including $1.1 million from new products, and a $1.0 million favorable effect of foreign currency translation, partially offset by the $0.9 million effect of lower average selling prices arising from competitive circumstances.

Service revenue

Consolidated revenue from services for the second quarter of 2004 increased 16.0% to $10.3 million from $8.9 million for the 2003 quarter, representing 36.9% and 33.0% of consolidated revenue for the respective periods. For the first six months of 2004, consolidated revenue from services increased 17.1% to $20.1 million from $17.1 million for the first six months of 2003, representing 34.9% and 34.4% of consolidated revenue for the respective periods.  The increase in each period was primarily due to higher unit volume arising from a larger installed base and, to a lesser extent, the favorable effect of foreign currency translation.

U.S. operations

Consolidated revenue from U.S. operations for the second quarter of 2004 declined 3.7% to $12.6 million from $13.1 million for the 2003 period, representing approximately 45.3% and 48.9% of consolidated revenue for those respective periods. This decrease resulted primarily from a $1.1 million decrease in systems revenue that was partially offset by increases in service revenue and other product revenue.  The decrease in systems revenue was due primarily to a $1.3 million decrease in unit volume of the Company’s mature systems, partially offset by a $0.2 million increase in average selling prices and by higher unit sales of new systems products. Materials revenue remained relatively consistent for the second quarter of 2004 compared to the second quarter of 2003, as unit volume increases were offset by decreases in average selling prices. Service revenue increased $0.5 million due to higher volume.

Consolidated revenue from U.S. operations for the first six months of 2004 increased 7.9% to $26.1 million from $24.2 million for the first six months of 2003, representing approximately 45.5% and 48.5% of consolidated revenue for those respective periods. This increase was due to a $0.4 million increase in systems and other product revenue, a $0.6 million increase in materials revenue and a $0.9 million increase in service revenue. The increase in systems revenue was the result of a $0.8 million increase in average selling prices and a $0.2 million increase in other product revenue, which was partially offset by a $0.6 million decrease in unit volume.  The materials revenue increase was due primarily to a $1.0 million increase in unit volume, partially offset by a $0.4 million decrease in average selling prices. Service revenues increased due to higher service volumes.

Operations outside the U.S.

Consolidated revenue from operations outside the United States, primarily in Europe and the Asia-Pacific region, increased 11.0% to $15.2 million for the second quarter of 2004 from $13.7 million for the prior-year period, representing 54.7% and 51.1% of consolidated revenue for those respective periods.  For the first six months of 2004, consolidated revenue from operations outside the United States increased 21.9% to $31.3 million from $25.7 million for the first six months of 2003, representing 54.5% and 51.5% of consolidated revenue for those respective periods.

European operations

For the second quarter of 2004, European revenue increased 17.2% to $11.3 million from $9.6 million for the second quarter of 2003, representing 40.5% and 35.9% of consolidated revenue for those respective periods. This increase resulted from increases in revenue from each product class. Systems revenue increased $0.5 million, primarily from more favorable pricing and foreign currency translation.  Materials revenue also increased by $0.5 million primarily due to increased volume as the favorable effects of foreign currency translation were substantially offset by lower average selling prices. Service revenue increased $0.7 million due to higher volume and a $0.3 million favorable effect of foreign currency translation.

European revenue for the first six months of 2004 increased 23.5% to $23.2 million compared to $18.8 million for the first six months of 2003, representing 40.4% and 37.7% of consolidated revenue for those respective periods. This increase resulted from an increase in revenue from each product class.  Systems revenue increased by $2.1 million, materials revenue increased by $1.0 million and service revenue increased by $1.4 million.  In each case, those increases were due primarily to foreign currency translation and, to a lesser extent, higher unit volume.

Asia-Pacific Operations

Asia-Pacific revenue for the second quarter of 2004 declined 3.5% to $3.9 million from $4.1 million for the second quarter of 2003, representing 14.2% and 15.2% of consolidated revenue for the respective periods.  This decrease resulted from lower systems revenue, partially offset by increases in materials and service revenues.  Systems and other product revenue declined by $0.8 million, primarily due to lower unit volume.  Materials revenue increased by $0.4 million as higher average selling prices more than offset a decrease in unit volume, and service revenue increased by $0.2 million primarily due to higher unit volume.

Asia-Pacific revenue for the first six months of 2004 increased 17.5% to $8.1 million from $6.9 million for the first six months of 2003, representing 14.1% and 13.8% of consolidated revenue for the respective periods.  Systems revenue increased by $0.1 million, and materials revenue and service revenue increased by $0.5 million and $0.6 million, respectively.  Each of these increases was due to higher unit volume and, to a lesser extent, the favorable effect of foreign currency translation.  The increase in systems revenue was aided modestly by higher average selling prices while lower average selling prices partially offset the increase in materials revenue.

Costs and margins

The Company experienced improvements in its gross profit and gross profit margin in both the second quarter and the first six months of 2004 compared to the respective 2003 periods.

Cost of sales declined 3.6% to $15.6 million for the second quarter of 2004 from $16.2 million for the 2003 quarter, representing 55.9% and 60.2% of consolidated revenue for the respective periods.  As a result, the Company’s gross profit increased to $12.3 million or 44.1% of total revenue for the 2004 quarter from $10.7 million or 39.8% of total revenue for the second quarter of 2003.  The Company’s gross profit margin for its products increased to 47.1% in the second quarter of 2004 from 46.6% for the second quarter of 2003, while its gross profit margin on services increased to 39.0% for the second quarter of 2004 from 26.1% for the second quarter of 2003. Service margins benefited globally from lower warranty costs and greater performance efficiencies, while increases in product margins were partially offset by production ramp-up costs associated with the introduction of new products. Foreign currency translation had a $0.4 million favorable effect on gross profit margin in the second quarter.

For the first six months of 2004, cost of sales increased 4.1% to $33.1 million from $31.8 million for the 2003 period, representing 57.6% and 63.7% of consolidated revenue for the respective periods.  Notwithstanding this increase, as a result of the relatively higher increase in revenue in the six-month period, the Company’s gross profit increased to $24.3 million or 42.4% of total revenue for the first six months of 2004 from $18.1 million or 36.3% of total revenue for the 2003 period.  For the six-month period, the gross profit margin for products increased to 45.8% from 44.4% for the first six months of 2003, while service margins increased to 36.0% for the first six months of 2004 from 20.8% for the first six months of 2003, primarily for the same reasons that affected the second quarter of 2004.  Foreign currency translation had a $1.2 million favorable effect on gross profit margin in the six-month period.

Selling, general and administrative expenses

The Company also experienced declines in selling, general and administrative expenses during the second quarter and first six months of 2004 compared to the comparable 2003 periods.

For the second quarter of 2004, selling, general and administrative expenses declined 12.8% to $9.5 million from $10.9 million in the second quarter of 2003.  For the first six months of 2004, selling, general and administrative expenses declined 10.3% to $20.1 million or 35.1% of total revenue from $22.5 million or 45.0% of total revenue for the first six months of 2003.  In the second quarter and the first six months of 2004, foreign currency translation had an unfavorable effect of $0.2 million and $0.7 million, respectively, on these expenses.  In the first six months of 2004, these expenses also included $3.6 million of legal costs compared to an adjusted $3.3 million of legal costs in the 2003 period.  Legal costs, which remained high in the second quarter of 2004, declined approximately $0.3 million to $1.5 million in that quarter compared to $1.8 million in the 2003 quarter.  Legal costs in the first six months of 2004 included $2.7 million of fees and expenses associated with the completion of the settlement of the EOS litigation and with the Company’s compliance with the SEC and Department of Justice subpoenas received in 2003.  The Company expects legal costs to remain high until its legacy legal matters, including the SEC and DOJ matters, are resolved.

During the second quarter and the first six months of 2004, the Company began to realize the benefit of replacing its previous self-insured medical benefit program with an insured program in February 2004.  Employee benefit expenses declined by $0.8 million in the first six months of 2004 as a result of the adoption of this new program, including $0.4 million in the second quarter of 2004 as the Company decreased its reserve for future claims under the former self-insured program.

The Company also benefited in the second quarter and first six months of 2004 by lower depreciation and amortization expenses, lower accounting and professional fees, a decrease in advertising and promotional expenses and a decline in other expenses.  These cost savings were partially offset by $1.0 million of higher compensation and commission expenses including stock-compensation expense.

Research and development expenses

Research and development expenses were $2.6 million in both the second quarter of 2004 and the second quarter of 2003.  For the six-month periods, such expenses were $5.1 million in 2004 and $5.2 million in the first six months of 2003.  The Company continues to anticipate that research and development expenses will be in the range of 10% of consolidated revenue for the full year 2004 due to increased activity with selected projects.

Severance and restructuring

Severance and restructuring costs declined from the second quarter of 2003 to the second quarter of 2004 by $0.2 million.  During the first six months of 2004, the Company increased by $0.1 million its restructuring reserve for leased buildings that it vacated during its restructuring activities in 2002 and had expected to sub-lease to third parties.  No other severance or restructuring activities occurred in the 2004 periods.  The Company expects to incur a modest amount of severance expenses during the second half of 2004 in connection with the outsourcing of its equipment assembly activities discussed above, but it does not currently expect to incur any other significant restructuring expenses for the remainder of 2004.

Income (loss) from operations

As a result of its higher revenues, its higher gross profit and its relatively lower costs and expenses discussed above in the second quarter and first six months of 2004, the Company had a modest operating profit in the second quarter of 2004 and a significantly reduced operating loss for the first six months of 2004 compared to the 2003 period.

Income from operations for the second quarter of 2004 was $0.1 million or 0.5% of total revenue compared to an operating loss of $3.0 million or 11.2% of total revenue for the second quarter of 2003. For the first six months of 2004, the Company’s operating loss was $1.1 million compared to $9.8 million in the 2003 period.

Interest and other expense, net

Interest and other expense, net, which consists primarily of interest expense, decreased to $0.5 million for the second quarter of 2004 from $1.0 million in the second quarter of 2003.  For the six-month periods, these expenses decreased to $1.0 million for the first six months of 2004 from $1.9 million in the first six months of 2003.

The decreases were due primarily to the absence in 2004 of interest expense associated with borrowings under a credit facility with U.S. Bank, National Association that the Company repaid and terminated in the fourth quarter of 2003 and an increase in interest income arising from the short-term investment of excess cash, partially offset by added interest expense associated with the Company’s 6% convertible subordinated debentures that were issued in the fourth quarter of 2003.

Provision for income taxes

The Company recorded a $0.5 million provision for income taxes for the second quarter of 2004 compared to $0.8 million for the second quarter of 2003.  For the six-month periods, the Company recorded a $1.0 million provision for income taxes for each period.  These amounts primarily reflect provisions for income taxes arising from foreign operations for each period. The Company had losses in the United States in each period.  During the second quarter of 2004, the Company adopted certain tax-planning initiatives for its non-U.S. operations, including adjustments to its transfer prices that the Company charges to its European and Asian/Pacific operating units.  The Company expects these tax-planning initiatives to be beneficial to the Company's overall tax position.

Cumulative effect of changes in accounting principles

As discussed above, as of December 31, 2003, the Company changed its method of accounting for legal fees incurred in the defense of its patents and license rights and of amortizing one of its patent licenses.  The Company adopted such changes retroactively to January 1, 2003. See Note 2 to the condensed consolidated financial statements. As a result, for the first six months of 2003, the Company recorded a cumulative effect of such changes in accounting principles of approximately $7.0 million, net of applicable income tax effect.

Net loss

For the reasons set forth above, the Company’s net loss improved to $0.9 million for the second quarter of 2004 compared to $4.8 million for the second quarter of 2003.  Net loss available to common stockholders for the second quarters of 2004 and 2003 was $1.2 million and $5.0 million, or $0.10 and $0.39 per share of common stock (basic and diluted), respectively, after giving effect to dividends and accretion of preferred stock issuance costs accrued with respect to the Company’s Series B Convertible Preferred Stock.

For the first six months of 2004, the Company’s net loss improved to $3.0 million compared to $19.7 million for the first six months of 2003. The net loss for the first six months of 2003 included the $7.0 million cumulative effect of the changes in accounting principles discussed above. The net loss for the first six months of 2003 was $12.7 million, or $1.01 per share, before giving effect to such changes in accounting principles.  Net loss available to common stockholders for the first six months of 2004 and 2003 was $3.8 million and $19.9 million, or $0.29 and $1.56 per share of common stock (basic and diluted), respectively, after giving effect to dividends and accretion of preferred stock issuance costs accrued with respect to the Company’s Series B Convertible Preferred Stock.

The principal reasons for the improvement in the Company’s net loss available to common stockholders in the second quarter and the first six months of 2004 were:

•                  the reduction in the Company’s loss from operations in each period;

•                  the decrease in interest expense in each period;

•                  the absence, in the six-month period, of the $7.0 million cumulative effect of the changes in accounting principles discussed above; and

•                  a decrease in the Company’s provision for income taxes,

partially offset by:

•                  an increase in each period in dividends and accretion with respect to the Company’s Series B Convertible Preferred Stock.

Liquidity and Capital Resources

The Company’s principal sources of liquidity are the net proceeds from external financing transactions and cash flow from operations. As discussed below, effective July 15, 2004, the Company entered into a two-year loan and security agreement and certain related credit documents with Silicon Valley Bank to provide the Company with additional liquidity. No borrowings are outstanding under that credit facility, and, except for the forward currency contracts discussed below, the Company did not engage in any other external financing transactions during the first six months of 2004.

Cash flow

The following table summarizes the cash used in or provided by operating activities, investing activities and financing activities for the first six months of 2004 and 2003:

	Six months ended
	June 30, 2004	June 27, 2003
		(as restated)
	(in thousands)
Cash used in operating activities	$(3,170)	$(3,035)
Cash used for investing activities	(527)	(1,128)
Cash provided by financing activities	25	10,873
Net increase (decrease) in cash and cash equivalents	(3,983)	6,706

Cash flow from operations

Approximately $3.2 million of net cash was used in the Company’s operations in the first six months of 2004.  Such cash consisted of the Company’s net loss of $3.0 million for the period and $0.2 million of net changes in operating assets, operating liabilities and other items, consisting of:

•                  a $4.6 million increase in inventory;

•                  a $3.5 million decrease in accrued liabilities;

•                  a $0.8 million decrease in deferred revenues; and

•                  a $0.9 million decrease in customer deposits and other liabilities that arose in the ordinary course of business, partially offset by:

•                  a $4.3 million reduction in accounts receivable; and

•                  $4.4 million of non-cash expenses included in net loss.

The increase in inventory largely arose from higher levels of raw materials and finished goods acquired primarily in connection with the timing of the commercialization of the InVision™ HR 3-D printer and the Sinterstation® HiQ™ SLS® system that the Company introduced late in the second quarter and early in the third quarter of 2004.  The decrease in accrued liabilities was primarily the result of scheduled payments during the first six months of the year for royalty obligations due annually, scheduled payments of dividends on the Company’s Series B Convertible Preferred Stock and of interest payments on the Company’s outstanding convertible subordinated debentures, payment of the Regent Pacific Management litigation settlement and employee insurance premiums.  The decrease in accounts receivable arose primarily from changes in the Company’s revenue from period to period.  The non-cash expenses included in net loss consisted primarily of $3.3 million of depreciation and amortization expense, adjustments to reserve accounts for inventory and accounts receivable and equity compensation expense.

Net cash used in operations in the first six months of 2003 was $3.0 million as the Company’s $19.7 million net loss was partially offset by a $10.3 million reduction in accounts receivable as the Company worked to improve its liquidity, the $7.0 million cumulative effect of the changes in accounting principles discussed above and other changes in operating assets, operating liabilities and non-cash expenses arising in the normal course of business.

Cash used for investing activities

Net cash used for investing activities in the first six months of 2004 was $0.5 million compared to $1.1 million in the first six months of 2003.  In each period, the principal uses of cash for investment purposes were for additions to property and equipment and to patent and license rights.

Cash provided by financing activities

Cash provided by financing activities in the first six months of 2004 was less than $0.1 million. The principal changes in cash provided by financing activities in this period were:

•                  $1.4 million from the exercise of employee stock options;

almost fully offset by:

•                  the payment of $0.6 million of dividends on the Company’s Series B Convertible Preferred Stock;

•                  the payment of $0.4 million of stock registration costs;

•                  $0.2 million of payments under the Company’s obligation to the former RPC stockholders;

•                  a $0.1 million scheduled payment for the Company’s industrial development bonds; and

•                  a $0.1 million payment for accrued liquidated damages related to registration rights agreements.

Net cash provided by financing activities for the first six months of 2003 amounted to $10.9 million as the Company privately placed $15.2 million (net of issuance costs of $0.6 million) of Series B Convertible Preferred Stock and repaid a net amount of $4.3 million of its then outstanding bank debt with U.S. Bank, National Association.  The remainder of such bank debt was repaid in the fourth quarter of 2003.

Working capital

The Company’s net working capital declined to $17.6 million at June 30, 2004 from $18.8 million at December 31, 2003. The $1.5 million decrease is primarily the result of:

•                  a $4.0 million decrease in cash and cash equivalents due primarily to the Company’s $3.0 million net loss for the first six months of 2004, an additional $0.7 million of net cash used in the six-month period for operating and investing activities and $0.3 million representing the effect of exchange rate changes on cash in the six-month period;

•                  a $4.7 million decrease in accounts receivable, net due primarily to the reasons discussed above and to a $0.2 million reduction in the allowance for doubtful accounts at June 30, 2004;

•                  a $0.6 million decrease in prepaid expenses and other current assets; and

•                  a $0.2 million increase in accounts payable;

that more than offset:

•                  a $3.8 million increase in inventory, net which occurred for the reasons discussed above and included a $0.3 million reduction in inventory reserves;

•                  a $3.5 million decrease in accrued liabilities, which occurred for the reasons discussed above;

•                  a $0.9 million decrease in deferred revenues; and

•                  a $0.1 million decrease in customer deposits.

The changes in prepaid expenses and other current assets, accounts payable, deferred revenues, customer deposits and the other items of working capital not discussed above resulted from changes in the ordinary course of the Company’s business.

Liquidity

As discussed above, the Company’s principal sources of liquidity are the net proceeds from external financing transactions and cash flow from operations.  As noted above, the Company’s unrestricted cash and cash equivalents declined by $4.0 million to $20.0 million at June 30, 2004 due primarily to $3.2 million of cash used in its operations in the first six months of 2004 compared to $3.0 million of cash used in its operations in the first six months of 2003.  The Company believes that its cash balance at June 30, 2004 together with its anticipated cash flow from operations for the balance of 2004 should be adequate to meet its cash requirements for the balance of 2004.

Nevertheless, effective July 15, 2004, the Company entered into a two-year loan and security agreement with Silicon Valley Bank under which the Company may make up to $15 million of revolving credit borrowings subject to the terms and conditions set forth in that credit agreement.  The Company has not made any borrowings under that agreement as of the date of this Quarterly Report on Form 10-Q.

Silicon Valley Loan and Security Agreement

The Silicon Valley Bank credit facility discussed above provides for borrowings by the Company and certain of its subsidiaries of up to $15.0 million and includes sub-limits for letter of credit and foreign exchange facilities.  The credit facility is secured by a first lien in favor of the Bank on certain of the Company’s assets, including domestic accounts receivable, inventory and certain fixed assets.  Interest will accrue on outstanding borrowings at either the Bank’s prime rate in effect from time to time or at a LIBOR rate plus 2.75%.  The Company is obligated to pay a commitment fee from time to time equal to 0.375% per annum of the undrawn amount of the facility. The facility imposes certain limitations on the Company’s activities, including limitations on the incurrence of debt and other liens, limitations on the disposition of assets and limitations on the payment of dividends on the Company’s common stock.  The facility also requires the Company to remain in compliance with certain financial covenants, which include requirements to maintain specific levels of minimum liquidity on a consolidated basis and a requirement as to the Company’s domestic assets as a percentage of its total assets.  In addition, if there are borrowings outstanding under the facility, the Company is required to maintain a ratio of adjusted total liabilities to tangible net worth and a minimum tangible net worth.  If more than $5.0 million is borrowed, the Company is required to maintain minimum cash levels pursuant to a formula in the loan agreement. The Company was in compliance with these requirements at the effective date of the credit facility.

The Company does not expect, at this time, to borrow under this credit facility due to its current cash position.  However, the Company expects this credit facility to provide the Company with additional liquidity as the Company grows and that it will allow the Company to better manage its foreign exchange exposure.

Outstanding debt

The Company’s outstanding debt at June 30, 2004 and December 31, 2003 was as follows:

	June 30, 2004	December 31, 2003
	(in thousands)
Current portion of long-term debt—
Industrial development bonds	$175	$165
Senior debt:
Long-term debt, less current portion—
Industrial development bonds	$3,835	$3,925
Subordinated debt:
7% convertible debentures	$10,000	$10,000
6% convertible debentures	22,704	22,704
Total subordinated debt	$32,704	$32,704

The Company’s Colorado facility was financed by $4.9 million of industrial development bonds. At June 30, 2004, the aggregate outstanding principal amount of these bonds was $4.0 million. Interest on the bonds accrues at a variable rate of interest and is payable monthly. The interest rate at June 30, 2004 was 1.2%.  Principal payments are due in semi-annual installments through August 2016. The Company has made all required payments of principal and interest on these bonds. The bonds are collateralized by, among other things, a first mortgage on the facility, a security interest in certain equipment, and an irrevocable letter of credit issued by Wells Fargo Bank, N.A., that was established pursuant to the terms of a reimbursement agreement between the Company and Wells Fargo and that was further collateralized by a standby letter of credit issued by U.S. Bank, National Association in the amount of $1.2 million.

As the Company has previously disclosed, during 2003, the Company operated under waivers of default under certain financial covenants contained in the reimbursement agreement. Such financial covenants require, among other things, that the Company maintain a minimum tangible net worth (as defined in the reimbursement agreement) of $23.0 million plus 50% of net income from July 1, 2001 forward and a fixed charge coverage ratio (as defined in the reimbursement agreement) of no less than 1.25. In light of the Company’s default under these covenants, Wells Fargo drew down the $1.2 million standby letter of credit issued by U. S. Bank and placed the cash in a restricted account. The Company repaid the amount owing to U.S. Bank as a result of this drawing.  As of December 31, 2003 and June 30, 2004, the Company was in compliance with the fixed-charge coverage ratio and the minimum tangible net worth covenant under this reimbursement agreement.

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

Derivative financial instruments

Through June 30, 2004, the Company had entered into forward currency contracts through June 2005 in order to hedge a CHF 1.2 million (approximately $0.9 million) portion of its exposure to Swiss franc currency fluctuations related to its remaining obligations of CHF 1.3 million (approximately $1.0 million) to the former stockholders of RPC Ltd.  These contracts had a notional amount of $0.9 million.  Subsequent to June 30, 2004, the Company hedged the remaining monthly installments of principal and interest that are due under this note.  The Company had also entered into forward currency exchange contracts with various maturity dates through November 2004 in order to hedge obligations under purchase orders to a supplier with a total value of CHF 2.0 million (approximately $1.6 million).  The market value of the foregoing contracts approximated their carrying value at June 30, 2004.  The contracts qualified and were designated as fair value hedges as defined in SFAS No. 133, “Derivative Instruments and Hedging Activities.”

Series B convertible preferred stock

Since May 6, 2004, the Series B Convertible Preferred Stock accrues dividends, on a cumulative basis, at $0.60 per share each year.  Prior to that date, dividends on the Series B Convertible Preferred Stock accrued at a rate of $0.48 per share each year. The Company has agreed to register the resale by the holders of the shares of common stock into which the shares of Series B Convertible Preferred Stock are convertible. Since the registration statement was not declared effective by the Securities and Exchange Commission before the close of business on May 5, 2004, the dividend rate increased to $0.60 per share per year through its remaining term.

The Series B Convertible Preferred Stock is senior to the Company’s common stock and any other stock that ranks junior to the Series B Convertible Preferred Stock. Dividends are payable semi-annually, when, as and if declared by the Board of Directors, on May 5 and November 5 of each year while the Series B Convertible Preferred Stock remains outstanding. In addition, the Series B Convertible Preferred Stock votes equally with the Company’s common stock and is convertible at any time at the option of its holders on a 1:1 basis into approximately 2,626,683 shares of common stock.  The Series B Convertible Preferred Stock is redeemable at the Company’s option after May 5, 2006. The Company must redeem any shares of Series B Convertible Preferred Stock that remain outstanding on May 5, 2013. The redemption price in either case is $6.00 per share plus any accrued and unpaid dividends.

Stockholders’ equity

Stockholders’ equity declined 7.9% to $33.8 million at June 30, 2004 from $36.7 million at December 31, 2003. This reduction resulted from:

•                  the Company’s net loss of $3.0 million in the six-month period;

•                  $0.7 million of dividends and accretion of preferred stock issuance costs relating to the Series B Convertible Preferred Stock;

•                  $0.4 million of costs associated with filing a registration statement with the SEC for the Company’s common stock;

•                  $0.4 million of liquidated damages incurred under private placement agreements requiring the Company to maintain an effective registration statement permitting the resale of such shares of common stock; and

•                  a $0.6 million cumulative translation adjustment.

These reductions were partially offset by increases in common stock and additional paid-in capital of $2.1 million arising from the exercise of stock options and issuance of stock grants.

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

•                  the Company’s ability to carry out a successful transition of its equipment assembly activities from its Grand Junction, Colorado facility to third parties, the ability of those third parties to perform in a satisfactory manner, and the risks to the Company of disruption in its supply of systems to its customers if such third parties fail to perform in a satisfactory manner;

•                  the Company’s success with distribution agreements with suppliers of materials or other products;

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

•                  the Company’s access to financing and other sources of capital and its ability to generate cash flow from operations;

•                  the Company’s debt level;

•                  the Company’s compliance with financial covenants in financing documents;

•                  the investigation initiated by the SEC in 2003 into the Company’s revenue recognition practices;

•                  the outcome of litigation or other proceedings to which the Company is a party;

•                  the volatility of the Company’s stock price;

•                  the magnitude and timing of the Company’s capital expenditures;

•                  the Company’s ability to forecasts its sales of systems and to manage its inventory efficiently;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For a discussion of market risks at December 31, 2003, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.  During the second quarter of 2004, there were no material changes or developments that would materially alter the market risk assessment performed as of December 31, 2003, except as discussed in the following paragraph.

The Company has an outstanding note payable to the former stockholders of RPC, Ltd. which is denominated in Swiss francs and had a carrying value at June 30, 2004 of CHF 1,275,000 (approximately $1,019,000).  At June 30, 2004, the Company had purchased forward exchange contracts for Swiss francs to hedge the payments of principal and interest that are due pursuant to this note through June 30, 2005.  These contracts had an aggregate notional amount of $925,000.  Subsequent to June 30, 2004, the Company purchased additional contracts to hedge its Swiss franc exposure under the remaining CHF 184,000 (approximately $146,000) installments of principal and interest that are due under this note.

The Company also purchased foreign exchange contracts for Swiss francs to hedge the payment for materials from a supplier through November 2004. The total amount of the future payments hedged was CHF 2,000,000 (approximately $1,608,000 at June 30, 2004). These contracts have an aggregate notional amount of $1,613,000.

The market value of the foregoing contracts approximated their carrying value at June 30, 2004.  These contracts qualified as and were designated as fair value hedges as defined by SFAS No. 133, “Derivative Instruments and Hedging Activities.”

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

PART II

Item 1. Legal Proceedings

The Company is a party to several pending legal actions that are summarized below:

Hitachi Zosen v. 3D Systems, Inc.

On November 25, 2002, the Company was served with a complaint through the Japanese Consulate General from Hitachi Zosen, a distributor of products produced by EOS GmbH (“EOS”), seeking damages in the amount of 535,293,436 yen (approximately $4.9 million at June 30, 2004), alleging lost sales during the period in which DTM Corporation, which the Company acquired in 2001, had an injunction in Japan prohibiting the sale of EOS’s EOSint P350 laser sintering systems. The Company filed an answer on March 11, 2003. Several court hearings have been held in this matter, the most recent one in July 2004. The Company intends to defend its position in this litigation vigorously.

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

Following decisions by the District Court and the Federal Circuit Court of Appeals on jurisdictional issues, Aarotech and Mr. Young were dismissed from the suit, and an action against Aaroflex is proceeding in the District Court. Motions for summary judgment by Aaroflex on multiple counts contained in the Company’s complaint and on Aaroflex’s counterclaims have been dismissed and fact discovery in the case has been completed. The Company’s motions for summary judgment for patent infringement and validity and Aaroflex’s motions for patent invalidity were heard on May 10, 2001. In February 2002, the court denied Aaroflex’s invalidity motions. On April 24, 2002, the court denied the Company’s motions for summary judgment on infringement, reserving the right to revisit on its own initiative the decisions following the determination of claim construction. The court also granted in part the Company’s motion on validity. On July 25, 2003, the court notified the Company that rulings on all patents in issue would be decided prior to September 30, 2003.  However, as of March 31, 2004, the court has not issued any new rulings concerning any of the patents or other trial issues, and the court has postponed the trial date of the case.  In March 2004, the Company filed a motion with the court to dismiss this case without prejudice.  The defendant subsequently filed an opposition to the motion to dismiss, requesting that the case be dismissed with prejudice and requesting that the court award $800,000 to the defendant.  As of the date of this Quarterly Report on Form 10Q, the Court had not yet issued a ruling on the Company’s motion.

Securities and Exchange Commission investigation

The Company is involved in an investigation that is being conducted by the Securities and Exchange Commission into matters pertaining to its historical revenue recognition practices that gave rise to the restatement of its 2000 and 2001 financial statements in 2003. On October 20, 2003, the Company received a subpoena for documents from the SEC, stating that the agency is conducting a formal investigation of the Company.  The Company is cooperating fully with the SEC in its investigation, has furnished documents as required by subpoena and is otherwise complying with the subpoena.

Department of Justice inquiry

On May 6, 2003, the Company received a subpoena from the U.S. Department of Justice to provide certain documents to a grand jury investigating antitrust and related issues within its industry.  The Company was advised that it was not a target of the grand jury investigation and has not been informed that this status has changed.  The Company has furnished documents required by the subpoena and it is otherwise complying with the subpoena.

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

Item 2.          Changes in Securities and Use of Proceeds

(a)   Certain provisions of the Certificate of Incorporation of the Company affecting the rights of holders of the common stock and Series B Convertible Preferred Stock of the Company were modified pursuant to the approval of the stockholders by a vote taken at the annual meeting of stockholders of the Company held on May 19, 2004, as described in greater detail in the Company’s proxy statement for that annual meeting. (See Item 4 below and Exhibit 3.1.)

(b)   The Company did not acquire any shares of its outstanding stock during the second quarter of 2004.

(c)   Effective July 15, 2004, the Company entered into a two-year loan and security agreement and certain related credit documents with Silicon Valley Bank (“SVB”). The loan agreement provides for up to $15.0 million of borrowings and includes sub-limits for letter of credit and foreign exchange facilities. The credit is secured by a first lien in favor of SVB on certain of the Company’s assets, including domestic accounts receivable, inventory and certain fixed assets. Interest will accrue on outstanding borrowings at either SVB’s prime rate in effect from time to time or at a spread of 2.75% above prevailing LIBOR rates. The Company is obligated to pay a commitment fee from time to time equal to 0.375% per annum of the undrawn amount of the facility. The facility imposes certain limitations on the Company’s activities, including limitations on the incurrence of debt and other liens, limitations on the disposition of assets and limitations on the payment of dividends on the Company’s common stock. The facility also requires the Company to remain in compliance with certain financial covenants, which include requirements to maintain specific levels of minimum liquidity on a consolidated basis and a requirement as to the Company’s domestic assets as a percentage of its total assets. In addition, if there are borrowings outstanding under the facility, the Company is required to maintain a ratio of adjusted total liabilities to tangible net worth and a minimum tangible net worth. If more than $5.0 million is borrowed, the Company is required to maintain minimum cash levels pursuant to a formula in the loan agreement. The Company was in compliance with these requirements at the effective date of the credit facility.

Item 4.    Submission of Matters to a Vote of Security Holders.

On May 19, 2004, the Company held its annual meeting of stockholders. At the annual meeting, the stockholders:

(i)            elected two Class II directors for a three-year term;

(ii)           approved five amendments to the Company’s Certificate of Incorporation, which amendments required the affirmative vote of two-thirds in voting power of the Company’s outstanding capital stock;

(iii)          approved the 2004 Incentive Stock Plan and the Restricted Stock Plan for Non-Employee Directors; and

(iv)          ratified the selection of BDO Seidman, LLP as the Company’s independent auditor for the year ending December 31, 2004.

A total of 11,228,731 shares of common stock and 2,316,867 shares of Series B Convertible Preferred Stock were present in person or by proxy at the annual meeting, representing 13,545,598 votes, or approximately 86% of the voting power of the Company entitled to vote at the annual meeting. Each share of common stock and Series B Convertible Preferred Stock was entitled to one vote on each matter brought before the meeting.

The votes cast on the matters that were brought before the annual meeting, including broker non-votes where applicable, were as set forth below:

	Number of Votes
	In Favor	Withheld
Nominees for Election to Board of Directors:
Miriam V. Gold	13,450,986	94,612
Abraham N. Reichental	13,502,086	43,512

	For	Against	Abstentions	Broker Non-Votes
Approval of Proposed Amendments to the Certificate of Incorporation:

Removal of prohibition on stockholders calling special meetings of stockholders	10,734,280	66,073	53,541	2,691,704

Elimination of classified Board of Directors and permitting removal of Directors by stockholders	10,761,032	38,529	54,333	2,691,704

Permit stockholder action by written consent	10,727,968	72,500	53,426	2,691,704

Permit stockholder amendment of By-Laws	10,750,173	50,088	53,633	2,691,704

Elimination of supermajority voting requirement	10,756,824	42,952	54,118	2,691,704

Approval of the 2004 Incentive Stock Plan	9,443,883	1,351,067	58,944	2,691,704

Approval of the Restricted Stock Plan for Non-Employee Directors	9,443,883	1,351,067	58,944	2,691,704

Ratification of BDO Seidman, LLP as Independent Auditor	11,576,288	1,944,367	24,673	2,691,704

Item 6.                              Exhibits and Reports on Form 8-K

(a)	Exhibits

3.1	Certificate of Amendment of Certificate of Incorporation filed with Secretary of State of Delaware on May 19, 2004.
10.1	Loan and Security Agreement between 3D Systems Corporation, 3D Systems, Inc. and Silicon Valley Bank dated as of June 30, 2004.
31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 5, 2004.
31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 5, 2004.
32.1	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002 dated August 5, 2004.
32.2	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 5, 2004.

(b)	Reports on Form 8-K

(1)	The Company furnished a Current Report on Form 8-K on April 28, 2004 to report the issuance of a press release announcing the Company’s 2004 first-quarter results.
(2)	The Company filed a Current Report on Form 8-K on May 21, 2004 to report the issuance of a press release announcing the approval of all proposals at the Company’s 2004 annual meeting of stockholders.
(3)	The Company filed a Current Report on Form 8-K on June 24, 2004 to report the issuance of a press release announcing the Company’s distribution agreement with DSM Desotech.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

3D SYSTEMS CORPORATION

	By:	/s/ FRED R. JONES
Fred R. Jones
Vice President and Chief Financial Officer
(Principal Financial Officer)
(Duly Authorized Officer)

Date: August 5, 2004