Form 10-Q
period 2004-09-30
3D SYSTEMS CORP
filed 2004-11-04
CIK 910638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Yes   ☒     No   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☒     No   ☐

Shares of Common Stock, par value $0.001, outstanding as of October 29, 2004:  13,407,751

3D SYSTEMS CORPORATION

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION
	ITEM 1.	Condensed Consolidated Financial Statements
		Condensed Consolidated Balance Sheets as of September 30, 2004 (unaudited) and December 31, 2003	1
		Condensed Consolidated Statements of Operations for the Three Months and Nine Months Ended September 30, 2004 and September 26, 2003 (unaudited)	2
		Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2004 and September 26, 2003 (unaudited)	3
		Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three Months and Nine Months Ended September 30, 2004 and September 26, 2003 (unaudited)	4
		Notes to Condensed Consolidated Financial Statements for the Three Months and Nine Months Ended September 30, 2004 and September 26, 2003 (unaudited)	5
	ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
	ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	37
	ITEM 4.	Controls and Procedures	37
PART II.	OTHER INFORMATION
	ITEM 1.	Legal Proceedings	37
	ITEM 6.	Exhibits	38

i

3D SYSTEMS CORPORATION
Condensed Consolidated Balance Sheets
As of September 30, 2004 and December 31, 2003
(amounts in thousands)

	September 30, 2004	December 31, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$19,854	$23,954
Accounts receivable, net of allowance for doubtful accounts of $1,278 (2004) and $1,656 (2003)	19,707	22,773
Inventories, net of reserves of $2,537(2004) and $2,924 (2003)	13,531	9,694
Prepaid expenses and other current assets	4,485	2,751
Total current assets	57,577	59,172
Property and equipment, net	9,911	11,455
Intangible assets, net	11,084	13,210
Goodwill	44,869	44,900
Restricted cash	1,200	1,200
Other assets, net	1,286	1,528
	$125,927	$131,465
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$180	$165
Accounts payable	7,736	7,299
Accrued liabilities	14,221	16,466
Customer deposits	756	771
Deferred revenues	13,069	15,648
Total current liabilities	35,962	40,349
Long-term debt, less current portion	3,745	3,925
Convertible subordinated debentures	32,704	32,704
Other liabilities	1,143	2,579
	73,554	79,557
Authorized 5,000 preferred shares; Series B convertible redeemable preferred stock, authorized 2,670 shares, issued and outstanding 2,627 (2004) and 2,634 (2003) shares, mandatory redemption in 2013 (aggregate liquidation value of $16,385, including accrued and unpaid dividends of $625)	15,214	15,210
Stockholders’ equity:
Common stock, $0.001 par value, authorized 25,000 shares; issued and outstanding 13,408 (2004) and 12,903 (2003)	13	13
Additional paid-in capital	88,481	85,588
Notes receivable from employees for purchase of stock	—	(19)
Cumulative preferred stock dividends	(1,990)	(867)
Treasury stock, 8 shares (2004) and 6 shares (2003) at cost	(68)	(45)
Accumulated deficit in earnings	(48,357)	(47,442)
Accumulated other comprehensive loss	(920)	(530)
Total stockholders’ equity	37,159	36,698
	$125,927	$131,465

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION
Condensed Consolidated Statements of Operations
For the Three Months and Nine Months Ended September 30, 2004 and September 26, 2003
(amounts in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2004	September 26, 2003	September 30, 2004	September 26, 2003
		(as restated)		(as restated)
Revenue:
Products	$19,730	$15,940	$57,072	$48,686
Services	9,921	8,995	29,987	26,136
Total revenue	29,651	24,935	87,059	74,822
Cost of sales:
Products	9,820	8,741	30,045	26,945
Services	5,774	6,451	18,620	20,020
Total cost of sales	15,594	15,192	48,665	46,965
Gross profit	14,057	9,743	38,394	27,857
Operating expenses:
Selling, general and administrative	8,751	12,429	28,883	34,884
Research and development	2,613	2,017	7,754	7,180
Severance and restructuring	380	223	521	474
Total operating expenses	11,744	14,669	37,158	42,538
Income (loss) from operations	2,313	(4,926)	1,236	(14,681)
Interest and other expense, net	418	394	1,399	2,281
Income (loss) before provision for income taxes	1,895	(5,320)	(163)	(16,962)
Provision for (benefit from) income taxes	(231)	78	752	1,109
Net income (loss) before cumulative effect of changes in accounting principles	2,126	(5,398)	(915)	(18,071)
Cumulative effect on prior years (to December 31, 2002) of:
Expensing legal fees as incurred	—	—	—	(5,964)
Change in amortization method for patent and license costs	—	—	—	(1,076)
Net income (loss)	2,126	(5,398)	(915)	(25,111)
Preferred stock dividends	413	320	1,123	518
Net income (loss) available to common stockholders	$1,713	$(5,718)	$(2,038)	$(25,629)
Shares used to calculate basic net income (loss) available to common stockholders per share	13,249	12,778	13,116	12,746
Basic income (loss) available to common stockholders before cumulative effect of changes in accounting principles per share	$0.13	$(0.45)	$(0.16)	$(1.46)
Cumulative effect on prior years (to December 31, 2002) of:
Expensing legal fees as incurred per share	—	—	—	(0.47)
Change in amortization method for patents and license costs per share	—	—	—	(0.08)
Cumulative effect on prior years (to December 31, 2002) of changes in accounting principles per share	—	—	—	(0.55)
Basic net income (loss) available to common stockholders per share	$0.13	$(0.45)	$(0.16)	$(2.01)
Shares used to calculate diluted net income (loss) available to common stockholders per share	14,098	12,778	13,116	12,746
Diluted net income (loss) available to common stockholders before cumulative effect of changes in accounting principles, per share	$0.12	$(0.45)	(0.16)	$(1.46)
Cumulative effect on prior years (to December 31, 2002) of:
Expensing legal fees as incurred per share	—	—	—	(0.47)
Change in amortization method for patents and license costs per share	—	—	—	(0.08)
Cumulative effect on prior years (to December 31, 2002) of changes in accounting principles per share	—	—	—	(0.55)
Diluted net income (loss) available to common stockholders per share	$0.12	$(0.45)	$(0.16)	$(2.01)

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2004 and September 26, 2003
(amounts in thousands)
(unaudited)

	September 30,	September 26,
	2004	2003
		(as restated)
Cash flows from operating activities:
Net loss	$(915)	$(25,111)
Adjustments to reconcile net loss to net cash used in operating activities:
Cumulative effect of changes in accounting principles	—	7,040
Depreciation and amortization	5,178	6,346
Provision for losses on accounts receivable	10	815
Adjustment to inventory reserve	660	826
Equity compensation expense	356	855
Payment of interest on employee note with stock	(4)	(5)
Loss on disposition of property and equipment	141	440
Changes in operating accounts:
Accounts receivable	2,944	9,891
Inventories	(5,635)	(664)
Prepaid expenses and other current assets	(1,620)	1,732
Other assets	140	573
Accounts payable	455	(3,260)
Accrued liabilities	(2,263)	(1,679)
Customer deposits	(16)	(187)
Deferred revenues	(2.534)	(1,704)
Other liabilities	(821)	(255)
Net cash used in operating activities	(3,924)	(4,347)
Cash flows from investing activities:
Payment of accumulated earnings to OptiForm minority owner	(49)	—
Purchase of property and equipment	(314)	(569)
Additions to licenses and patents	(269)	(795)
Software development costs	(62)	—
Net cash used for investing activities	(694)	(1,364)
Cash flows from financing activities:
Exercise of stock options and purchase plan	2,951	299
Restricted cash	—	(1,653)
Net borrowings against line of credit	—	6,100
Repayment of long-term debt	(165)	(10,500)
Payments under obligation to former RPC stockholders	(625)	—
Proceeds from private placement of preferred stock, net	—	15,178
Payment of preferred stock dividends	(632)	—
Stock registration costs	(388)	(276)
Payment of liquidated damages	(433)	—
Net cash provided by financing activities	708	9,148
Effect of exchange rate changes on cash	(190)	(35)
Net (decrease) increase in cash and cash equivalents	(4,100)	3,402
Cash and cash equivalents at the beginning of the period	23,954	2,279
Cash and cash equivalents at the end of the period	$19,854	$5,681
Supplemental Cash Flow Information
Interest payments	$1,274	$1,717
Income tax payments	1,178	1,262
Non-cash items:
Accrued dividends on preferred stock	1,123	518
Accrued liquidated damages	393	—
Issuance of common stock (30 shares) as payment of accrued compensation expense	272	—
Restricted stock award (5 shares)	51	—
Conversion of 7 shares of convertible preferred stock	44	—
Receipt of treasury stock to settle employee note receivable	—	40
Transfer of equipment from inventory to property and equipment, net(a)	1,653	1,608
Transfer of equipment to inventory from property and equipment, net(b)	558	1,391

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

3D SYSTEMS CORPORATION
Condensed Consolidated Statements of Comprehensive Income (Loss)
For the Three Months and Nine Months Ended September 30, 2004 and September 26, 2003
(amounts in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2004	September 26, 2003	September 30, 2004	September 26, 2003
		(as restated)		(as restated)
Net income (loss)	$2,126	$(5,398)	$(915)	$(25,111)
Foreign currency translation	244	177	(390)	1,663
Comprehensive income (loss)	$2,370	$(5,221)	$(1,305)	$(23,448)

3D SYSTEMS CORPORATION
Notes to Condensed Consolidated Financial Statements
For the Three Months and Nine Months Ended September 30, 2004 and September 26, 2003
(amounts in thousands, except per share amounts)
(unaudited)

(1)   Basis of Consolidation

The condensed consolidated financial statements include the accounts of 3D Systems Corporation and its subsidiaries (the “Company”). All significant intercompany transactions and balances have been eliminated in consolidation. In management’s opinion, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the condensed consolidated financial statements as of September 30, 2004 and for the periods then ended have been made. The results of operations set forth in the condensed consolidated statement of operations for the three months and nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year. All amounts are approximate due to rounding.

Effective January 1, 2004, the Company began reporting its interim financial results on a calendar-quarter basis. In prior periods, the Company reported its interim financial information for the first three quarters on a 13-week basis ending on the last Friday of each quarter. The Company reports its annual financial information on a calendar-year basis. This change did not have a material effect on the comparability of the period-to-period interim financial information.

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

The Company is responsible for the unaudited condensed consolidated financial statements included in this document. As these are condensed financial statements, they should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

3D SYSTEMS CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
For the Three Months and Nine Months Ended September 30, 2004 and September 26, 2003
(amounts in thousands, except per share amounts)
(unaudited)

(2)   Restatement of 2003 Interim Results

At December 31, 2003, the Company changed its method of accounting for legal fees incurred in the defense of its patents and license rights and its method of amortizing one of its patent licenses. See Note 2, Changes in Accounting Principles, to the Consolidated Financial Statements for the year ended December 31, 2003, filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. The accompanying condensed consolidated statements of operations for the three months and nine months ended September 26, 2003 and the condensed consolidated statement of cash flows for the nine months ended September 26, 2003 have been restated to reflect these changes in accounting principles, applied retroactively for each period. The effects on previously reported amounts are as follows:

	Amount as previously reported	Effect of change for expensing legal fees	Effect of change in amortization method	Amount as restated
Three Months Ended September 26, 2003:
Effect on condensed consolidated statement of operations:
Effect on cost of sales—products	$8,661	$—	$80	$8,741
Effect on selling, general and administrative expense	11,092	1,337	—	12,429
Effect on loss from operations	(3,509)	(1,337)	(80)	(4,926)
Effect on net loss available to common stockholders	(4,301)	(1,337)	(80)	(5,718)
Effect on basic and diluted net loss available to common stockholders per share	(0.34)	(0.10)	(0.01)	(0.45)
Nine Months Ended September 26, 2003:
Effect on condensed consolidated statement of operations:
Effect on cost of sales—products	$26,705	$—	$240	$26,945
Effect on selling, general and administrative expense	31,467	3,417	—	34,884
Effect on loss from operations	(11,024)	(3,417)	(240)	(14,681)
Cumulative effect of changes in accounting principles	—	(5,964)	(1,076)	(7,040)
Effect on net loss available to common stockholders	(14,932)	(9,381)	(1,316)	(25,629)
Effect on basic and diluted net loss available to common stockholders per share	(1.17)	(0.74)	(0.10)	(2.01)
Effect on condensed consolidated statement of cash flows:
Effect on net cash used in operations	$(254)	$(4,093)	$—	$(4,347)
Effect on net cash used in investing activities	(5,457)	4,093	—	(1,364)

There was no tax effect arising from these changes in accounting principles for the three months and nine months ended September 26, 2003 as the effect of these changes was to increase the Company’s loss

3D SYSTEMS CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
For the Three Months and Nine Months Ended September 30, 2004 and September 26, 2003
(amounts in thousands, except per share amounts)
(unaudited)

before provision for income taxes and the Company had fully reserved for its net deferred tax assets at that date.

(3)   Outsourcing of Equipment Assembly

In July 2004, the Company announced its intention to begin to engage selected design and manufacturing companies to assemble its equipment portfolio and to discontinue its equipment assembly activities at its Grand Junction, Colorado facility. The Company is currently in the process of formulating and implementing a specific transition plan, which it expects to complete by mid-2005. The Company anticipates a reduction in work force during the implementation of this plan and estimates the costs that it expects to incur for employee termination and relocation related to this plan to be approximately $200, which will be recognized ratably over the implementation period. Accordingly, the Company accrued $66 for severance costs related to this activity through September 30, 2004.

During the third quarter of 2004, the Company engaged certain unrelated third-parties to assemble its InVision™ 3-D printing equipment and Viper™ SLA® systems and sold to those third parties components of inventory related to those systems. These transactions have been recorded in the financial statements as a product financing arrangement under Statement of Financial Accounting Standards (“SFAS”) No. 49, “Accounting for Product Financing Arrangements.”  Pursuant to SFAS No. 49, as of September 30, 2004, the Company recorded a $1,969 non-trade receivable in prepaid expenses and other current assets reflecting the book value of the inventory sold to the assemblers and recorded a corresponding $1,444 accrued liability representing its non-contractual obligation to repurchase assembled systems produced from such inventory. Under these arrangements, the Company generally purchases assembled systems from the assemblers following the Company’s receipt of an order from a customer. Under certain circumstances, the Company anticipates that it may either repurchase inventory components that it has sold to the assemblers or purchase assembled systems from the assemblers prior to the receipt of an order from a customer. In October 2004, the Company purchased $825 of finished goods from one of these equipment assemblers.

As of September 30, 2004, the Company expected to continue to conduct the materials blending and customer support activities that it conducts at its Grand Junction facility. Accordingly, the Company has not recorded any reserves against the carrying value of its long-lived assets associated with this program as it believes that the fair market value of such assets exceeds their book value.

(4)   Inventories

Components of inventories were as follows:

	September 30, 2004	December 31, 2003
Raw materials	$3,883	$2,290
Inventory held by assemblers	1,444	—
Work in process	930	1,059
Finished goods	7,274	6,345
	$13,531	$9,694

3D SYSTEMS CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
For the Three Months and Nine Months Ended September 30, 2004 and September 26, 2003
(amounts in thousands, except per share amounts)
(unaudited)

Pursuant to SFAS No. 49, inventory components sold by the Company to and held by assemblers for future purchase by the Company as assembled systems are required to be recorded in the Company’s financial statements. Such inventory is recorded at its net book value in an amount equal to the accrued liability discussed in Note 3.

(5)   Property and Equipment, net

Property and equipment are summarized as follows:

	September 30, 2004	December 31, 2003	Useful Life (in years)
Land	$436	$436	—
Building	4,202	4,202	30
Machinery and equipment	24,604	25,389	3-5
Office furniture and equipment	3,614	3,716	5
Leasehold improvements	4,328	4,307	Life of Lease
Rental equipment	1,239	1,123	5
Construction in progress	201	97	N/A
	38,624	39,270
Less: Accumulated depreciation	(28,713)	(27,815)
	$9,911	$11,455

Depreciation expense was $1,031 and $1,303 for the three months ended September 30, 2004 and September 26, 2003, respectively, and $2,723 and $3,380 for the nine months ended September 30, 2004 and September 26, 2003, respectively.

(6)   Intangible Assets

(a)          Licenses and patent costs are summarized as follows:

	September 30, 2004	December 31, 2003	Weighted average useful life (in years)
Licenses, at cost	$2,333	$2,333	fully amortized
Patent costs	17,698	17,428	8.9
	20,031	19,761
Less: Accumulated amortization	(13,597)	(12,611)
	$6,434	$7,150

During the three months ended September 30, 2004 and September 26, 2003, the Company capitalized $79 and $64, respectively, and for the nine months ended September 30, 2004 and September 26, 2003, capitalized $270 and $795, respectively, of costs to acquire, develop and extend patents in the United States, Japan, Europe and certain other countries. The Company amortized

3D SYSTEMS CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
For the Three Months and Nine Months Ended September 30, 2004 and September 26, 2003
(amounts in thousands, except per share amounts)
(unaudited)

previously capitalized patent costs of $336 and $911 for the three months and $984 and $1,919 for the nine months ended September 30, 2004 and September 26, 2003, respectively.

(b)         Acquired Technology

Acquired technology is summarized as follows:

	September 30, 2004	December 31, 2003
Acquired technology	$10,198	$10,210
Less: Accumulated amortization	(5,838)	(4,713)
	$4,360	$5,497

Acquired technology is amortized based upon a useful life of six years. The Company amortized acquired technology of $380 and $420 for the three months ended September 30, 2004 and September 26, 2003, respectively, and $1,138 and $1,260 for the nine months ended September 30, 2004 and September 26, 2003, respectively.

(c)          Other Intangible Assets

The Company had other net intangible assets of $290 and $563 as of September 30, 2004 and December 31, 2003, respectively. Amortization expense related to other intangible assets for the three months ended September 30, 2004 and September 26, 2003 was $83 and $121, respectively, and for the nine months ended September 30, 2004 and September 26, 2003 was $334 and $401, respectively.

(7)   Hedging Activities and Derivative Instruments

The Company has an outstanding note payable to the former stockholders of RPC, Ltd. which is denominated in Swiss francs (“CHF”) and had a carrying value at September 30, 2004 of CHF 1,002 (approximately $803). At September 30, 2004, the Company had purchased forward exchange contracts for Swiss francs to hedge all payments of principal and interest that are due pursuant to this note. These contracts have an aggregate notional amount of $835.

As of September 30, 2004 the Company had purchased forward exchange contracts for Swiss francs to hedge payment obligations for materials from a supplier through November 2004. The total amount of the future payments hedged was CHF 1,069 (approximately $859) at September 30, 2004. These contracts have an aggregate notional amount of $859.

The market value of the foregoing contracts approximated their carrying value at September 30, 2004. These contracts qualified as and were designated as fair value hedges as defined by SFAS No. 133, “Derivative Instruments and Hedging Activities.”

3D SYSTEMS CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
For the Three Months and Nine Months Ended September 30, 2004 and September 26, 2003
(amounts in thousands, except per share amounts)
(unaudited)

(8)   Borrowings

Total outstanding borrowings were as follows:

	September 30, 2004	December 31, 2003
Revolving credit facility	$—	$—
Current portion of long-term debt:
Industrial development bonds	$180	$165
Senior debt:
Long-term debt, less current portion
Industrial development bonds	$3,745	$3,925
Subordinated debt:
7% convertible debentures	$10,000	$10,000
6% convertible debentures	22,704	22,704
Total subordinated debt	$32,704	$32,704

Revolving credit facility

Effective July 15, 2004, the Company entered into a two-year loan and security agreement and certain related credit documents with Silicon Valley Bank (“SVB”). The loan agreement provides for up to $15,000 of borrowings and includes sub-limits for letters of credit and foreign exchange facilities. This agreement is secured by a first lien in favor of SVB on certain of the Company’s assets, including domestic accounts receivable, inventory and certain fixed assets. Interest will accrue on outstanding borrowings at either SVB’s prime rate in effect from time to time or at a spread of 2.75% above prevailing LIBOR rates. The Company is obligated to pay quarterly commitment fees at the rate of 0.375% per annum of the undrawn amount of the facility. Commitment fees accrued for the three months ended September 30, 2004 were $12. The facility imposes certain limitations on the Company’s activities, including limitations on the incurrence of debt and other liens, limitations on the disposition of assets and limitations on the payment of dividends on the Company’s common stock. The facility also requires the Company to remain in compliance with certain financial covenants, which include requirements to maintain specific levels of minimum liquidity on a consolidated basis and a requirement as to the Company’s domestic tangible assets as a percentage of its adjusted tangible assets. In addition, if there are borrowings outstanding under the facility, the Company is required to maintain a ratio of adjusted total liabilities to tangible net worth and a minimum tangible net worth.  If more than $5,000 is borrowed, the Company is required to maintain minimum cash levels pursuant to a formula in the loan agreement. No borrowings were outstanding under this credit facility at September 30, 2004. The Company was in compliance with these requirements at September 30, 2004.

Senior debt

The Company’s Colorado facility is subject to a $4,900 industrial development bond financing. Interest on the bonds is payable monthly at a variable interest rate. The interest rate at September 30, 2004

3D SYSTEMS CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
For the Three Months and Nine Months Ended September 30, 2004 and September 26, 2003
(amounts in thousands, except per share amounts)
(unaudited)

was 1.1% per annum. Principal payments are payable in semi-annual installments through August 2016. The bonds are collateralized by, among other things, a first mortgage on the facility, a security interest in certain equipment, and a standby letter of credit in the original principal amount of $4,900 in favor of Wells Fargo Bank, N. A. (“Wells Fargo”), as bond trustee, and is further collateralized by restricted cash held by Wells Fargo as letter of credit issuer in the amount of $1,200. At September 30, 2004, $3,925 of such industrial development bonds were outstanding.

The Company is subject to certain financial covenants contained in the reimbursement agreement relating to the standby letter of credit mentioned above. Such financial covenants require, among other things, that the Company maintain a minimum tangible net worth (as defined in the reimbursement agreement) of $23,000 plus 50% of net income since July 1, 2001 and a fixed charge coverage ratio (as defined in the reimbursement agreement) of no less than 1.25. At December 31, 2003 and September 30, 2004, the Company was in compliance with these financial ratios.

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

(9)   Preferred Stock

The Company’s Series B Convertible Preferred Stock accrues dividends, on a cumulative basis, at the rate of $0.60 per share each year from May 6, 2004 (at a rate of $0.48 per share per year prior thereto). The increase in the dividend rate became effective on May 6, 2004 as a registration statement covering the resale of the shares of common stock issuable upon conversion of the Series B Convertible Preferred Stock was not declared effective by the Securities and Exchange Commission before the close of business on May 5, 2004. Such dividend increase remains in effect as long as the Series B Convertible Preferred Stock remains outstanding.

The Company has declared a $0.30 per share dividend to be paid on November 5, 2004 to holders of record of the Series B Convertible Preferred Stock at the close of business on November 4, 2004.

3D SYSTEMS CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
For the Three Months and Nine Months Ended September 30, 2004 and September 26, 2003
(amounts in thousands, except per share amounts)
(unaudited)

(10)   Stock Option Plans

Prior to May 19, 2004, the Company maintained various employee stock option plans, which are described more fully in Note 18, Stockholders’ Equity and Stockholders’ Rights Plan, to the Consolidated Financial Statements filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. The Company terminated its Shareholder Rights Plan effective March 3, 2004.

As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company has accounted for its stock option plans under the intrinsic value recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.

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

A maximum of 1,000 shares of common stock are reserved for issuance under the 2004 Stock Plan, subject to adjustment in accordance with the terms of the Plan. The purpose of this Plan is to provide an incentive that permits the persons responsible for the Company’s growth to share directly in that growth and to further the identity of their interests with the interests of the Company’s stockholders. Any person who is an employee of or consultant to the Company, or a Subsidiary or an Affiliate of the Company is eligible to be considered for the grant of restricted stock awards, stock options or performance awards pursuant to the 2004 Stock Plan. The 2004 Stock Plan is administered by the Compensation Committee of the Board of Directors, which, pursuant to the provisions of the 2004 Stock Plan, has the sole authority to determine recipients of the restricted stock awards, stock options or performance awards, the number of shares to be covered by such awards and the terms and conditions of each award. The 2004 Stock Plan may be amended, altered or discontinued at the sole discretion of the Board of Directors at any time. Restricted stock awards of 5 shares of common stock were made under this Plan during the third quarter

3D SYSTEMS CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
For the Three Months and Nine Months Ended September 30, 2004 and September 26, 2003
(amounts in thousands, except per share amounts)
(unaudited)

of 2004. The Company will account for the fair value of restricted stock awards made under the 2004 Stock Plan in accordance with the disclosure provisions of SFAS No.123.

The 2004 Director Plan provides for the grant of up to 200 shares of common stock to non-employee directors (as defined in the Plan) of the Company, subject to adjustment in accordance with the terms of the Plan. The purpose of this Plan is to attract, retain and motivate non-employee directors of exceptional ability and to promote the common interests of directors and stockholders in enhancing the value of the Company’s common stock. Each non-employee director of the Company is eligible to participate in this Plan upon their election to the Board of Directors. The Plan provides for initial grants of 1 shares of common stock to each newly elected non-employee director, annual grants of 3 shares of common stock as of the close of business on the date of each annual meeting, and interim grants of 3 shares of common stock, or a pro rata fraction thereof, to non-employee directors elected at meetings other than the annual meeting. The issue price of common stock awarded under this Plan is equal to the par value per share of the common stock. The Company accounts for the fair value of awards of common stock made under this Plan, net of the issue price, as director compensation expense in the period in which the stock is issued. As of September 30, 2004, the Company had recorded $168 as director compensation expense in connection with awards of 3 shares of common stock made to each of the five non-employee directors of the Company following the annual meeting of the stockholders on May 19, 2004.

3D SYSTEMS CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
For the Three Months and Nine Months Ended September 30, 2004 and September 26, 2003
(amounts in thousands, except per share amounts)
(unaudited)

The following pro forma net loss and loss per share information is presented as if the Company accounted for stock-based compensation awarded under the stock incentive plans using the fair value method. Under the fair value method, the estimated fair value of stock-based incentive awards is charged against income on a straight-line basis over the vesting period.

	Three Months Ended		Nine Months Ended
	September 30, 2004	September 26, 2003	September 30, 2004	September 26, 2003
		(as restated)		(as restated)
Net income (loss) available to common stockholders, as reported	$1,713	$(5,718)	$(2,038)	$(25,629)
Add: Stock-based employee compensation expense included in reported net earnings net of related tax benefits	—	—	51	—
Deduct: Stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(546)	(535)	(1,725)	(1,642)
Pro forma net income (loss)	$1,167	$(6,253)	$(3,712)	$(27,271)
Basic net income (loss) available to common stockholders per share:
As reported	$0.13	$(0.45)	$(0.16)	$(2.01)
Pro forma	$0.09	$(0.49)	$(0.28)	$(2.14)
Diluted net income (loss) available to common stockholders per share:
As reported	$0.12	$(0.45)	$(0.16)	$(2.01)
Pro forma	$0.08	$(0.49)	$(0.28)	$(2.14)

The Company accounts for option grants to non-employees using the guidance of SFAS No. 123, as amended by SFAS No. 148, and Emerging Issues Task Force (EITF) No. 96-18, pursuant to which the fair value of such options is determined using the Black-Scholes option pricing model at the earlier of the date at which the non-employee’s performance is complete or a performance commitment is reached. No option grants were made to non-employees in the first nine months of 2004 while $130 of expense was recorded for the three and nine months ended September 26, 2003 related to non-employee stock option grants.

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

3D SYSTEMS CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
For the Three Months and Nine Months Ended September 30, 2004 and September 26, 2003
(amounts in thousands, except per share amounts)
(unaudited)

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

	2004	2003
Expected life (in years)	2.5	4.0
Risk-free interest rate	2.36%	2.42%
Volatility	0.68	0.83
Dividend yield	0.00%	0.00%

(11)   Computation of Income (Loss) Per Share

The following is a reconciliation of the numerator and denominator of the basic and diluted income (loss) per share computations:

	Three Months Ended		Nine Months Ended
	September 30, 2004	September 26, 2003	September 30, 2004	September 26, 2003
Basic income (loss) per share
Numerator:
Net income (loss) available to common stockholders	$1,713	$(5,718)	$(2,038)	$(25,629)
Denominator:
Weighted average common shares outstanding	13,249	12,778	13,116	12,746
Basic income (loss) per common share	$0.13	$(0.45)	$(0.16)	$(2.01)
Diluted income (loss) per share
Numerator:
Net income (loss) available to common stockholders	$1,713	$(5,718)	$(2,038)	$(25,629)
Denominator:
Weighted average common shares outstanding	13,249	12,778	13,116	12,746
Effect of assumed exercise of options	849	—	—	—
Diluted weighted average common shares outstanding	14,098	12,778	13,116	12,746
Diluted net income (loss) available to common stockholders per share	$0.12	$(0.45)	$(0.16)	$(2.01)

3D SYSTEMS CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
For the Three Months and Nine Months Ended September 30, 2004 and September 26, 2003
(amounts in thousands, except per share amounts)
(unaudited)

For the three months ended September 30, 2004, diluted net income per share includes the dilutive effect of the assumed exercise of a portion of the Company’s outstanding stock options. For prior periods, shares of common stock issuable upon the conversion of convertible preferred stock and convertible debt and upon the exercise of stock options and, in 2003, stock warrants were excluded from the calculation of diluted loss per share because their effects were anti-dilutive; that is, they would have reduced loss per share. The weighted average number of common shares excluded from the computation was approximately 6,879 for the three months ended September 30, 2004, 6,405 for the three months ended September 26, 2003, 6,669 for the nine months ended September 30, 2004, and 5,238 for the nine months ended September 26, 2003.

(12)   Segment Information

The Company develops, manufactures and markets worldwide solid imaging systems designed to reduce the time it takes to produce three-dimensional objects. The Company manages its resources globally as one segment, and conducts its business through administrative, sales, service, manufacturing and customer-support operations in the United States and sales and service presence in the European Community (France, Germany, the United Kingdom, Italy and Switzerland) and in Asia (Japan, Hong Kong, Singapore, Malaysia and Taiwan). Revenues from unaffiliated customers attributed to Germany include sales by the Company’s German unit to customers in countries other than Germany. The management of the Company is evaluating its internal measures of these geographic areas and may change the determination of the information disclosed as segment information for the geographic regions in the future. However, the Company has historically disclosed summarized financial information for the geographic areas of operations as if they were segments in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

3D SYSTEMS CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
For the Three Months and Nine Months Ended September 30, 2004 and September 26, 2003
(amounts in thousands, except per share amounts)
(unaudited)

Such summarized financial information concerning the Company’s geographical operations is shown in the following tables:

	Three Months Ended		Nine Months Ended
	September 30, 2004	September 26, 2003	September 30, 2004	September 26, 2003
Revenue from unaffiliated customers:
North America	$11,677	$11,691	$37,772	$36,289
Germany	6,405	4,651	16,899	15,775
Other Europe	6,134	4,567	18,885	12,267
Asia	5,435	4,026	13,503	10,491
Total	$29,651	$24,935	$87,059	$74,822

	Three Months Ended		Nine Months Ended
	September 30, 2004	September 26, 2003	September 30, 2004	September 26, 2003
Revenue from or transfers between geographic areas:
North America	$7,093	$2,844	$16,005	$6,883
Germany	303	1,106	2,291	3,083
Other Europe	968	1,852	5,225	5,070
Asia	—	—	—	—
Total	$8,364	$5,802	$23,521	$15,036

3D SYSTEMS CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
For the Three Months and Nine Months Ended September 30, 2004 and September 26, 2003
(amounts in thousands, except per share amounts)
(unaudited)

All revenue between geographic areas is recorded at transfer prices, which are above cost and provide for an allocation of profit between entities.

	Three Months Ended		Nine Months Ended
	September 30, 2004	September 26, 2003	September 30, 2004	September 26, 2003
		(as restated)		(as restated)
Income (loss) from operations:
North America	$130	$(8,007)	$(7,727)	$(23,110)
Germany	318	30	1,111	501
Other Europe	801	1,493	4,890	3,605
Asia	1,171	1,488	3,456	3,582
Subtotal	2,420	(4,996)	1,730	(15,422)
Inter-company elimination	(107)	70	(494)	741
Total	$2,313	$(4,926)	$1,236	$(14,681)

	September 30, 2004	December 31, 2003
Assets:
U.S.	$73,240	$72,752
Germany	29,985	28,648
Other Europe	18,842	26,800
Asia	13,978	13,365
Subtotal	136,045	141,565
Inter-company elimination	(10,118)	(10,100)
Total assets	$125,927	$131,465

The Company’s revenues from unaffiliated customers by type were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2004	September 26, 2003	September 30, 2004	September 26, 2003
Systems	$10,900	$8,214	$30,643	$25,484
Materials	8,830	7,726	26,429	23,202
Services	9,921	8,995	29,987	26,136
Total revenues	$29,651	$24,935	$87,059	$74,822

(13)   Commitments and Contingencies

(a)   In October 2003, the Securities and Exchange Commission commenced a formal investigation into matters pertaining to the Company’s historical revenue recognition practices and issued a series of subpoenas requesting documents and testimony. The Company furnished documents requested by the subpoenas and believes that it has complied with them. The SEC took testimony from several current and former employees, but it advised the Company during the third quarter of 2004 that it had taken any

3D SYSTEMS CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
For the Three Months and Nine Months Ended September 30, 2004 and September 26, 2003
(amounts in thousands, except per share amounts)
(unaudited)

remaining scheduled testimony off its calendar. On October 29, 2004, the Company received a letter from the SEC stating that it had closed its investigation and did not intend to recommend any enforcement action with respect to the Company.

(b)   The Company has an obligation to compensate certain stockholders who acquired shares of its common stock in a private placement transaction in 2001 for the Company’s failure to maintain an effective registration statement that would permit such holders to resell such shares. The accrued amount of such obligation was $477 at December 31, 2003. Additional amounts under such obligation ceased to accrue on May 5, 2004. On June 18, 2004, the Company entered into an agreement with such holders pursuant to which the Company will pay such obligation in installments through February 2005, with interest at a rate of 6% per annum from July 2003. The amount of such obligation was $438 at September 30, 2004, which amount is included in accrued liabilities at such date.

(c)   On May 6, 2003, the Company received a subpoena from the U.S. Department of Justice to provide certain documents to a grand jury investigating antitrust and related issues within its industry. The Company was advised that it was not a target of the grand jury investigation and has not been informed that this status has changed. The Company has furnished documents required by the subpoena and it is otherwise complying with the subpoena.

(d)   The Company also is involved in various other legal actions incidental to its business. The Company’s management believes, after consulting with counsel, that the disposition of these other legal matters will not have a material effect on the Company’s consolidated results of operations or consolidated financial position. At this time, the Company cannot reasonably estimate its liability related to various litigation, and accordingly, under the guidance of SFAS No. 5, no amounts have been recorded.

(e)   In September 2004, the Company settled the litigation with Hitachi Zosen pending against it in Japan by agreeing to pay Hitachi Zosen 40 million Japanese yen (equivalent to $380,000) in settlement of that litigation. The Company had accrued the full amount of such settlement in its financial statements at September 30, 2004.

(f)    Under the terms of certain sales agreements for certain lease receivables in 1999 and 2001, the Company is required to guarantee to the purchasers certain cash payments in the event of default on those receivables. At September 30, 2004, the Company had fully reserved the $233 maximum amount of payments under these guarantees.

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

The Company’s condensed consolidated statements of operations and of cash flows for the three and the nine months ended September 26, 2003 have been restated to give effect to the changes in accounting principles that the Company adopted as of December 31, 2003 with respect to the treatment of legal fees incurred in defense of its patents and license rights and the amortization of one of its patent licenses. See Note 2 to the condensed consolidated financial statements set forth in Item 1. Such note includes a reconciliation of the effects of such changes in accounting principles on the condensed consolidated financial statements for the three months and nine months ended September 26, 2003, and references to such financial statements in the discussion that follows are to such financial statements as so restated.

Overview

The Company develops, manufactures and markets solid imaging systems and related products and materials that are designed to reduce the time it takes to produce three-dimensional objects. The Company’s consolidated revenues are derived primarily from the sale of its systems, the sale of the related materials used by the systems to produce solid objects and the provision of services to its customers. The following table sets forth, for the periods indicated, revenue and percentages of revenue by class of product and service:

	Three months ended				Nine months ended
	September 30, 2004		September 26, 2003		September 30, 2004		September 26, 2003
	(dollars in thousands)
Systems	$10,900	36.7%	$8,214	32.9%	$30,643	35.2%	$25,484	34.1%
Materials	8,830	29.8	7,726	31.0	26,429	30.4	23,202	31.0
Services	9,921	33.5	8,995	36.1	29,987	34.4	26,136	34.9
Consolidated revenue	$29,651	100.0%	$24,935	100.0%	$87,059	100.0%	$74,822	100.0%

Consolidated revenue increased in both the third quarter and first nine months of 2004 compared to the respective 2003 periods. Revenue from each of the Company’s classes of products and services also increased in the third quarter and first nine months of 2004 compared to the 2003 periods. As discussed in greater detail below, for the third quarter and first nine months of 2004:

•       the Company recorded an operating profit in both periods due to higher gross profit, an improved gross profit margin and lower operating expenses compared to operating losses that the Company experienced in the 2003 periods;

•       the Company recorded net income available to common stockholders of $1.7 million in the third quarter of 2004 compared to a loss of $5.7 million in the prior-year period; and

•       the Company recorded a $2.0 million loss available to common stockholders compared to a $25.6 million loss for the first nine months of 2003.

Since the fourth quarter of 2003, the Company has introduced several new systems and materials, including:

•       the InVision™ 3-D printer;

•       VisiJet®, Amethyst™ and LaserForm™ A6 materials for 3-D printing, stereolithography and selective laser sintering applications, respectively;

•       In June 2004, the InVision™ HR 3-D printer, a new model of 3-D printer that has a high-resolution capability that enables jewelry, dental, medical implant and precision alloy manufacturers to produce fine-feature, highly detailed parts rapidly;

•       In July 2004, the Sinterstation® HiQ™ SLS® system, a new manufacturing-capable selective laser sintering system;

•       In July 2004, Bluestone™ SL material, a new engineered nano-composite resin for SLA® systems;

•       DSM Somos® stereolithography materials, which the Company has begun to distribute;

•       In September 2004, Accura® si 50 SL material for SLA® printing to provide parts with a look and feel similar to molded ABS thermoplastic parts;

•       In September 2004, four new VisiJet® color materials for the InVision™ 3-D printer; and

•       In October 2004, the ViperTM HA SLA® system, a dual - set system for the production of hearing aid shells.

Certain of the new products that the Company has introduced contributed significantly to the higher levels of revenue in the third quarter and first nine months of 2004.

During 2004, the Company also announced the availability of other new products, including LS 3.3 software for SLS® systems, the InVision™ Finisher for the InVision™ 3-D printer, and the ProClean™ SL part washer for stereolithography parts. During the first nine months of 2004, the Company also introduced several service contract alternatives to offer additional, flexible service contract options to its customers, and the Company entered into distribution agreements with certain suppliers of stereolithography resins that should enable it to broaden the range of materials that it can supply to its stereolithography customers.

In July 2004, the Company announced that it has begun to engage selected design and manufacturing companies to assemble its equipment portfolio, including its InVision™ 3-D printers and its Viper™ SLA® systems. During the third quarter of 2004, one of these companies began to assemble InVision™ 3-D printers for the Company and another began to assemble the Company’s Viper™ SLA® systems. As this program is implemented, the Company expects to discontinue its equipment-assembly activities at its Grand Junction, Colorado facility. The Company anticipates completing this program by mid-2005. Currently, the Company plans to continue its materials blending and customer support activities in its Grand Junction facility. The Company believes that transitioning non-core activities such as assembly operations to specialty companies that have developed equipment assembly as one of their core competencies should enable the Company to improve the quality and cost of its systems and should lead to an improvement in its financial operating profile. The Company does not expect the cost of implementing these outsourcing activities to be material. For a discussion of the financial effect of these activities, see Note 3 to the Condensed Consolidated Financial Statements and Liquidity and Capital Resources below.

Results of Operations for the Three Months and Nine Months Ended September 30, 2004 Compared to the Respective 2003 Periods

Consolidated revenue

The principal factors affecting the Company’s consolidated revenue in the third quarter and first nine months of 2004 compared to the 2003 periods were changes in unit volume, the combined effect of changes in product mix and changes in average selling prices, and foreign currency translation. As mentioned above, in the 2004 periods, the Company also benefited from its introduction of new systems and materials since the fourth quarter of 2003, including the InVision™ 3-D printer, InVision HR 3-D Printer, Sinsterstation® HiQ™ SLS® system and VisiJet®, Amethyst™ and LaserForm™ A6 materials. Revenue from other new products was not material to the third quarter or the first nine months of 2004.

For the third quarter of 2004, consolidated revenue increased 18.9% to $29.6 million from $24.9 million for the third quarter of 2003. The components of the change in revenue by class of product and service for the third quarter of 2004 were as follows:

	Systems and Other Products		Materials		Services		Net Change in Consolidated Revenue
	(dollars in thousands)
Volume—Core products and services	$715	8.7%	$(757)	(9.7)%	$292	3.2%	$250	1.0%
Volume—New products	2,758	33.6	1,168	15.1	245	2.8	4,171	16.7
Price/mix	(1,312)	(16.0)	257	3.3	—	—	(1,055)	(4.2)
Foreign currency translation.	526	6.4	434	5.6	390	4.3	1,350	5.4
Net change in consolidated revenue	$2,687	32.7%	$1,102	14.3%	$927	10.3%	$4,716	18.9%

As set forth in the foregoing tables:

•       Revenue from systems and other products increased 32.7% to $10.9 million in the third quarter of 2004 from $8.2 million in the third quarter of 2003. Revenue from systems and other products represented 36.7% and 32.9% of consolidated revenue for the third quarters of 2004 and 2003, respectively.

•       Revenue from materials increased 14.3% to $8.8 million for the third quarter of 2004 from $7.7 million for the third quarter of 2003. Revenue from materials represented 29.8% and 31.0% of consolidated revenue for the third quarters of 2004 and 2003, respectively.

•       Revenue from services increased 10.3% to $9.9 million for the third quarter of 2004 from $9.0 million for the third quarter of 2003. Revenue from services represented 33.5% and 36.1% of consolidated revenue for the third quarters of 2004 and 2003, respectively.

The increase in consolidated revenue in the third quarter of 2004 was primarily due to higher unit sales, including $4.2 million in sales of new products and services introduced since the fourth quarter of 2003, partially offset by the combined effect of changes in product mix and average selling prices. Foreign currency had a favorable $1.4 million impact on consolidated revenue for the quarterly period due to the strengthening of foreign currencies compared to the U.S. dollar. Excluding the positive effect of foreign currency translation, consolidated revenue would have increased 13.5% for the third quarter of 2004. The partially offsetting effect of product mix and average selling prices on revenue from systems and other products in the quarterly period was primarily due to the continuing shift in systems’ sales from mature systems to smaller-frame systems, and the decline in volume for core materials was primarily due to lower unit sales of certain materials.

Systems orders and sales tend to fluctuate on a quarterly basis as a result of a number of factors, including the types of systems ordered by customers, customer acceptance of new products, the timing of product shipments, world economic conditions and fluctuations in foreign exchange rates. The Company’s systems are generally purchased by its customers as capital equipment items, and purchasing decisions may have a long lead time. Due to the price of certain systems, including the Company’s mature systems, and the overall low unit volumes, the acceleration or delay of shipments of a small number of mature systems from one period to another can significantly affect the Company’s system sales for the period involved.

In the second quarter of 2004, as part of the Company’s strategy to improve operating results over time, the Company ceased offering customers large quarter-end discounts to promote the sale of mature systems. In the absence of this change, systems revenues may have been higher than they were in the second and third quarters of 2004 compared to the same periods for 2003. While the implementation of this strategy adversely impacted revenue in these quarters, it contributed to the Company’s higher gross profit margin in the second and third quarters and first nine months of 2004. While this change in marketing approach might continue to adversely impact systems revenue in future quarters, the Company believes that it will ultimately prove to be beneficial by reducing the proportion of the Company’s system sales that are made in the last month of each quarter and by improving gross profit margins.

Consolidated revenue for the first nine months of 2004 increased 16.4% to $87.1 million from $74.8 million for the first nine months of 2003. The components of the change in revenue by class of product and service for the first nine months of 2004 were as follows:

	Systems and Other Products		Materials		Services		Net Change in Consolidated Revenue
	(dollars in thousands)
Volume—Core products and services	$327	1.2%	$(1,847)	(8.0)%	$2,077	7.9%	$557	0.9%
Volume—New products	5,646	22.2	2,572	11.1	493	1.9	8,711	11.6
Price/mix	(2,259)	(8.9)	1,084	4.7	—	—	(1,175)	(1.6)
Foreign currency translation.	1,446	5.7	1,418	6.1	1,281	4.9	4,145	5.5
Net change in consolidated revenue	$5,160	20.2%	$3,227	13.9%	$3,851	14.7%	$12,238	16.4%

As set forth in the foregoing tables,

•       Revenue from systems and other products rose 20.2% to $30.6 million in the first nine months of 2004 from $25.5 million in the 2003 period. Systems and other products represented 35.2% and 34.1% of consolidated revenue for the first nine months of 2004 and 2003, respectively.

•       Revenue from materials increased 13.9% to $26.4 million for the first nine months of 2004 from $23.2 million for the first nine months of 2003. Revenue from materials represented 30.4% and 31.0% of consolidated revenue for the first nine months of 2004 and 2003, respectively.

•       Revenue from services increased 14.7% to $30.0 million for the first nine months of 2004 from $26.1 million for the first nine months of 2003. Service revenue represented 34.4% and 34.9% for the first nine months of 2004 and 2003, respectively.

As was the case for the third quarter, the increase in consolidated revenue in the first nine months of 2004 was primarily due to higher unit sales, including $8.7 million in sales of new products and services, partially offset by the combined effect of changes in product mix and average selling prices. Foreign currency had a favorable $4.1 million impact on consolidated revenue for the nine-month period. Excluding the positive effect of foreign currency translation, consolidated revenue would have increased 10.8% for the nine-month period. The partially offsetting effects of product mix and average selling prices on revenue from systems and other products in the nine-month period was primarily due to the continuing shift in system sales from mature systems to smaller-frame systems, and the decline in volume for core materials was primarily due to lower unit sales of certain materials.

Revenue By Geographic Region

Each geographic area in which the Company operates contributed to its higher revenue in the nine-month period although, in the third quarter, consolidated revenue from U.S. operations was essentially flat compared to that in the third quarter of 2003. Revenue by geographic area in which the Company operates is shown in the following table:

	Three months ended				Nine months ended
	September 30, 2004		September 26, 2003		September 30, 2004		September 26, 2003
	(dollars in thousands)
U.S. operations	$11,677	39.4%	$11,691	$46.9%	$37,772	43.4%	$36,289	48.5%
European operations	12,539	42.3	9,218	37.0	35,784	41.1	28,042	37.5
Asia-Pacific operations	5,435	18.3	4,026	16.1	13,503	15.5	10,491	14.0
Total revenues	$29,651	100.0%	$24,935	100.0%	$87,059	100.0%	$74,822	100.0%

The components of the changes in revenue by geographic region for the third quarter of 2004 were as follows:

	U.S.		Europe		Asia/Pacific		Net Change in Consolidated Revenue
	(dollars in thousands)
Volume	$206	1.9%	$2,669	28.9%	$1,546	38.4%	$4,421	17.7%
Price/mix	(220)	(1.9)	(465)	(5.0)	(370)	(9.2)	(1,055)	(4.2)
Foreign currency translation.	—	—	1,117	12.1	233	5.8	1,350	5.4
Net change in consolidated revenue	$(14)	—%	$3,321	36.0%	$1,409	35.0%	$4,716	18.9%

As set forth in the foregoing tables:

•       Revenue from U.S. operations was essentially flat in the third quarters of 2004 and 2003 as the Company focused on the restructuring and realignment of its U.S. sales organization. Revenue from U.S. operations represented 39.4% and 46.9% of consolidated revenue for the third quarters of 2004 and 2003, respectively.

•       Revenue from operations outside the U.S. increased to 60.6% of consolidated revenue for the third quarter of 2004 from 53.1% of consolidated revenue for the third quarter of 2003. Excluding the favorable effect of foreign currency translation, revenue from operations outside the U.S. would have been 58.9% of consolidated revenue for the 2004 quarter.

•       Revenue from European operations increased 36.0% to $12.5 million for the third quarter of 2004 from $9.2 million for the third quarter of 2003. European revenue represented 42.3% and 37.0% of consolidated revenue for the third quarters of 2004 and 2003, respectively.

•       Revenue from Asia/Pacific operations increased 35.0% to $5.4 million for the third quarter of 2004 from $4.0 million for the third quarter of 2003. Asia-Pacific revenue represented 18.3% and 16.1% of consolidated revenue for the third quarters of 2004 and 2003, respectively.

The increase in revenue in Europe and the Asia-Pacific Region in the third quarter of 2004 was primarily due to higher unit volume, partially offset by the combined effect of product mix and average selling prices. Excluding the $1.4 million favorable effect of foreign currency translation, revenues from operations outside the U.S. would have increased 25.5% for the third quarter of 2004 compared to the third quarter of 2003.

As set forth in the foregoing tables:

•       Revenue from U.S. operations rose 4.1% to $37.8 million in the first nine months of 2004 from $36.3 million in the first nine months of 2003. Revenue from U.S. operations represented 43.4% and 48.5% of consolidated revenue for the first nine months of 2004 and 2003, respectively.

•       Revenue from operations outside the U.S. increased to 56.6% of consolidated revenue for the first nine months of 2004 and 51.5% of consolidated revenue for the first nine months of 2003.  Excluding the favorable effect of foreign currency translation, revenue from operations outside the U.S. would have been 54.5% of consolidated revenue for the 2004 period.

•       Revenue from European operations increased 27.6% to $35.8 million for the first nine months of 2004 from $28.0 million for the first nine months of 2003. European revenue represented 41.1% and 37.5% of consolidated revenue for the first nine months of 2004 and 2003, respectively.

•       Revenue from Asia/Pacific operations increased 28.7% to $13.5 million for the first nine months of 2004 from $10.5 million for the first nine months of 2003. Asia/Pacific revenue represented 15.5% and 14.0% of consolidated revenue for the first nine months of 2004 and 2003, respectively.

The components of the change in revenue by geographic region for the first nine months of 2004 were as follows:

	U.S.		Europe		Asia		Net Change in Consolidated Revenue
	(dollars in thousands)
Volume	$2,198	6.0%	$4,480	16.0%	$2,590	24.6%	$9,268	12.5%
Price/mix	(715)	(1.9)	(301)	(1.1)	(159)	(1.5)	(1,175)	(1.6)
Foreign currency translation.	—	—	3,563	12.7	582	5.6	4,145	5.5
Net change in consolidated revenue	$1,483	4.1%	$7,742	27.6%	$3,013	28.7%	$12,238	16.4%

As was the case for the third quarter, the increases in revenue in each geographic area for the first nine months of 2004 were primarily due to higher unit volume, partially offset by the combined effect of product mix and average selling prices. Excluding the $4.1 million favorable effect of foreign currency translation, revenue from operations outside the U.S. would have increased 17.2% for the first nine months of 2004 compared to the first nine months of 2003.

Costs and margins

The Company experienced improvement in its gross profit and gross profit margin in both the third quarter and the first nine months of 2004 compared to the respective 2003 periods. Cost of sales increased 2.6% to $15.6 million for the third quarter of 2004 from $15.2 million for the 2003 quarter, but declined to 52.6% of consolidated revenue from 60.9% of consolidated revenue for the 2003 quarter. As a result, gross profit increased to $14.1 million or 47.4% of consolidated revenue for the 2004 quarter from $9.7 million or 39.1% of consolidated revenue for the third quarter of 2003.

The Company’s gross profit margin for its products increased to 50.2% of consolidated revenue in the third quarter of 2004 from 45.2% of consolidated revenue for the third quarter of 2003, while its gross profit margin on services increased to 41.8% of consolidated revenue for the third quarter of 2004 from 28.3% of consolidated revenue for the third quarter of 2003. Service margins benefited globally from lower warranty costs and greater performance efficiencies, while increases in product margins, arising from cost improvements and higher average selling prices, were partially offset by production ramp-up costs associated with the introduction of new products and under-absorbed direct manufacturing costs associated with the outsourcing of the Company’s equipment assembly activities to third parties. Foreign currency translation had a $0.5 million favorable effect on gross profit margin in the third quarter of 2004.

For the first nine months of 2004, cost of sales increased 3.6% to $48.7 million from $47.0 million for the 2003 period, but declined to 55.9% of consolidated revenue from 62.8% of consolidated revenue for the 2003 period. As a result, the Company’s gross profit increased to $38.4 million or 44.1% of consolidated revenue for the first nine months of 2004 from $27.9 million or 37.2% of consolidated revenue for the 2003 period. For the nine-month period, the gross profit margin for products increased to 47.4% of consolidated revenue from 44.7% of consolidated revenue for the first nine months of 2003, while service margins increased to 37.9% of consolidated revenue for the first nine months of 2004 from 23.4% of consolidated revenue for the first nine months of 2003, primarily for the same reasons that affected the third quarter of 2004. Foreign currency translation had a $1.8 million favorable effect on gross profit margin in the nine-month period.

Selling, general and administrative expenses

The Company also experienced declines in selling, general and administrative expenses during the third quarter and first nine months of 2004 compared to the comparable 2003 periods.

For the third quarter of 2004, selling, general and administrative expenses declined 29.6% to $8.8 million from $12.4 million in the third quarter of 2003. For the first nine months of 2004, selling, general and administrative expenses declined 17.2% to $28.9 million or 33.2% of total revenue from $34.9 million or 46.6% of total revenue for the first nine months of 2003. In the third quarter and the first nine months of 2004, foreign currency translation had an unfavorable effect of $0.4 million and $1.0 million, respectively, on these expenses.

In the first nine months of 2004, these expenses included $4.7 million of legal costs compared to an adjusted $6.5 million of legal costs in the 2003 period. Legal costs, which remained high in the third quarter of 2004, declined to $1.1 million in that quarter compared to $2.9 million in the 2003 quarter. Legal costs in the first nine months of 2004 included $3.5 million of fees and expenses associated with the completion of the settlement of the EOS GmbH and Hitachi Zosen litigations and with the Company’s compliance with the SEC and Department of Justice subpoenas. On October 29, 2004, the Company received a letter from the SEC stating that it had closed its investigation and did not intend to recommend any enforcement action with respect to the Company.

During the third quarter and the first nine months of 2004, the Company began to realize the benefit of replacing its previous self-insured medical benefit program with an insured program in February 2004. Employee benefit expenses declined by $1.5 million in the first nine months of 2004 primarily as a result of the adoption of this new program, including $0.3 million in the third quarter and $0.6 million for the nine-month period as the Company decreased its reserve for future claims under the former self-insured program.

The Company also benefited in the third quarter and first nine months of 2004 from lower depreciation and amortization expense, lower allowances for accounts receivable, lower accounting and professional fees and a decrease in advertising and promotional expenses. These cost savings were partially offset by $0.6 million of higher compensation and commission expenses, including equity compensation expense, higher contract labor expenses related to compliance with the Sarbanes-Oxley Act, and employee relocation costs.

Research and development expenses

Research and development expenses were $2.6 million in the third quarter of 2004 and $2.0 million in the third quarter of 2003. For the nine-month periods, such expenses were $7.8 million in 2004 and $7.2 million in 2003. The Company anticipates that research and development expenses for 2004 will be in the range of 9% of consolidated 2004 revenue due to increased activity with selected projects.

Severance and restructuring costs

Severance and restructuring costs increased by $0.2 million from the third quarter of 2003 to the third quarter of 2004 and were substantially the same in the nine-month periods. As a result of charges in its cost estimates, the Company increased its restructuring reserve for leased buildings that it vacated during its restructuring activities in 2002 by $0.1 million in the third quarter and by $0.2 million in the first nine months of 2004. The Company also incurred severance expenses during the third quarter of 2004 that included an accrual in connection with the outsourcing of its equipment assembly activities discussed above and additional severance expenses in connection with the realignment of personnel in Europe. The Company does not currently expect to incur any other significant restructuring expenses for the remainder of 2004.

Income (loss) from operations

As a result of its higher consolidated revenue, its higher gross profit and its relatively lower operating costs and expenses discussed above, the Company recorded $2.3 million of income from operations in the third quarter of 2004 and $1.2 million of income from operations for the first nine months of 2004, representing 7.8% and 1.4% of consolidated revenue for these periods.

For the 2003 periods, the Company had an operating loss of $4.9 million for the third quarter and $14.7 million for the nine-month period.

On a geographic basis, the Company recorded operating losses in the United States in each period, which included research and development expenses, legal fees and expenses, and certain other operating expenses that were incurred in the United States.

Interest and other expense, net

Interest and other expense, net, which consists primarily of interest expense, was $0.4 million for the third quarters of 2004 and 2003.

These expenses decreased to $1.4 million for the first nine months of 2004 from $2.3 million in the first nine months of 2003. This decrease was due primarily to the absence in 2004 of interest expense associated with borrowings under a credit facility with U.S. Bank, National Association that the Company repaid and terminated in the fourth quarter of 2003 and an increase in interest income arising from the short-term investment of excess cash, partially offset by added interest expense associated with the Company’s 6% convertible subordinated debentures that were issued in the fourth quarter of 2003.

Provision for (benefit from) income taxes

The Company recorded a $0.2 million income tax benefit for the third quarter of 2004 compared to a $0.1 million provision for income taxes for the third quarter of 2003. For the nine-month periods, the Company recorded a $0.7 million provision for income taxes in 2004 compared to a $1.1 million provision for income taxes in 2003.

These amounts primarily reflect provisions for income taxes arising from foreign operations for each period. The Company had operating losses in the United States in each period. During the second quarter of 2004, the Company adopted certain global tax-planning initiatives, most of which were implemented in the third quarter of 2004. The Company adjusted its third-quarter provision to reflect the reduced annualized global effective tax rate arising from the benefit of the initiatives that were implemented.

Cumulative effect of changes in accounting principles

As discussed above, as of December 31, 2003, the Company changed its method of accounting for legal fees incurred in the defense of its patents and license rights and of amortizing one of its patent licenses. The Company adopted such changes retroactively to January 1, 2003. See Note 2 to the Condensed Consolidated Financial Statements. As a result, for the first nine months of 2003, the Company recorded a cumulative effect of such changes in accounting principles of approximately $7.0 million, net of applicable income tax effect.

Net income (loss)

For the reasons set forth above, the Company recorded net income of $2.1 million for the third quarter of 2004. Net income available to common stockholders for the third quarter was $1.7 million, after giving effect to dividends and accretion of preferred stock issuance costs with respect to the Series B Convertible Preferred Stock. On a per share basis, basic income per share available to the common stockholders in the third quarter was $0.13 and such fully diluted income per share was $0.12 after reflecting the dilutive effect of outstanding stock options.

Net loss available to common stockholders for the third quarter of 2003 was $5.7 million, or $0.45 per share (basic and diluted), after giving effect to dividends and accretion of preferred stock issuance costs. The dilutive effects of the Company’s outstanding stock options for the 2003 period, and of the convertible subordinated debentures and Series B Convertible Preferred Stock in the 2004 and 2003 periods, were excluded as they would have been anti-dilutive.

For the first nine months of 2004, the Company’s net loss declined to $0.9 million compared to $25.1 million for the first nine months of 2003. Excluding the $7.0 million cumulative effect of the changes in accounting principles discussed above, net loss for the first nine months of 2003 was $18.1 million, or $1.46 per share.

Net loss available to common stockholders for the first nine months of 2004 and 2003 was $2.0 million and $25.6 million, or $0.16 and $2.01 per share of common stock (basic and diluted), respectively, after giving effect to dividends and accretion of preferred stock issuance costs.

The principal reasons for the Company’s net income in the third quarter and its lower net loss in the first nine months of 2004 were:

•       the Company’s operating income in the third quarter and first nine months of 2004 compared to operating losses in the corresponding 2003 periods;

•       the decrease in interest and other expenses, net in the first nine months of 2004;

•       the absence, in the 2004 nine-month period, of the $7.0 million cumulative effect of the changes in accounting principles discussed above; and

•       changes in the Company’s provision for income taxes,

partially offset by:

•       provisions in each period for dividends and accretion of issuance costs with respect to the Company’s Series B Convertible Preferred Stock.

Liquidity and Capital Resources

The Company’s principal sources of liquidity are the net proceeds from external financing transactions and cash flow from operations. As discussed below, effective July 15, 2004, the Company entered into a two-year loan and security agreement and certain related credit documents with Silicon Valley Bank to provide the Company with additional liquidity. No borrowings are outstanding under that credit facility, and, except for the forward currency contracts discussed below, the Company did not engage in any other external financing transactions during the first nine months of 2004.

Cash flow

The following table summarizes the cash used in or provided by operating activities, investing activities and financing activities, as well as the effect of changes in foreign exchange rates on cash, for the first nine months of 2004 and 2003:

	Nine months ended
	September 30, 2004	September 26, 2003
		(as restated)
	(in thousands)
Cash used in operating activities	$(3,924)	$(4,347)
Cash used for investing activities	(694)	(1,364)
Cash provided by financing activities	708	9,148
Effect of exchange rate changes on cash	(190)	(35)
Net (decrease) increase in cash and cash equivalents	$(4,100)	$3,402

Cash flow from operations

The Company used approximately $3.9 million of net cash in its operations in the first nine months of 2004. Such cash consisted of the Company’s net loss of $0.9 million for the period and $3.0 million of net changes in operating assets, operating liabilities and other items, consisting primarily of:

•       a $5.6 million increase in inventories;

•       a $1.6 million increase in prepaid expenses and other current assets;

•       a $2.3 million decrease in accrued liabilities;

•       a $2.5 million decrease in deferred revenue

•       a $0.8 million decrease in other liabilities

partially offset by:

•       a $2.9 million reduction in accounts receivable;

•       a $0.5 million increase in accounts payable; and

•       $6.3 million of non-cash expenses.

A portion of the change in inventories, substantially all of the increase in prepaid expenses and other current assets and a portion of the change in accrued liabilities arose from the accounting for inventory and the Company’s non-contractual purchase obligation related to the equipment assembly activities that the Company outsourced to third parties during the third quarter of 2004. See Note 3 to the Condensed Consolidated Financial Statements. Inventory at September 30, 2004 included $1.4 million of components of inventory that the Company sold to third-party assemblers of its InVision™ and Viper™ SLA® systems during the quarter, and prepaid expenses and other current assets included a $2.0 million non-trade receivable that the Company recorded pursuant to SFAS No. 49 in connection with these activities. The decrease in accrued liabilities was partially offset by a $1.4 million accrued liability reflecting the Company’s non-contractual obligation pursuant to SFAS No. 49 to repurchase assembled systems produced from inventory sold to these equipment suppliers for sale to its customers.

In connection with these outsourcing arrangements, the Company expects to continue to supply raw materials inventory related to the assembly of its systems to its third-party assemblers until they make arrangements to obtain such materials from third-party suppliers. The Company expects the non-trade receivable referred to above to be reduced by payments made by the assemblers to the Company for inventory sold to them. The amount recorded as inventory held by the assemblers and the amount of such non-trade receivable increases as the Company sells additional inventory to the assemblers, and the related accrued liability referred to above decreases as the Company purchases from the assemblers assembled systems produced from such inventory.

Components of inventories were as follows:

	September 30, 2004	December 31, 2003
Raw materials	$3,883	$2,290
Inventory held by assemblers	1,444	—
Work in process	930	1,059
Finished goods	7,274	6,345
	$13,531	$9,694

Apart from the factors discussed above, the increase in inventory primarily arose from higher levels of raw materials and finished goods produced or acquired in connection with the timing of the Company’s commercialization of new products, higher inventories of raw materials and assembled systems that the Company produced to support its equipment assembly outsourcing program, and higher levels of core products held to meet anticipated fourth-quarter sales projections.

The increase in prepaid expenses and other current assets discussed above was partially offset by a reduction in prepaid taxes and prepaid rent.

Apart from the additional accrued liability discussed above, the decrease in accrued liabilities was primarily the result of scheduled payments during the first nine months of 2004 for royalty obligations due annually, scheduled payments of dividends on the Company’s Series B Convertible Preferred Stock and of interest payments on the Company’s outstanding convertible subordinated debentures, payment of the Regent Pacific litigation settlement and employee insurance premiums.

The decrease in accounts receivable and deferred revenue arose primarily from changes in the Company’s revenue from period to period. The non-cash expenses consisted primarily of $5.2 million of depreciation and amortization expense, adjustments to reserve accounts for inventory and accounts receivable and equity compensation expense.

Net cash used in operations in the first nine months of 2003 was $4.3 million as the Company’s $25.1 million net loss was partially offset by a $9.9 million reduction in accounts receivable as the Company worked to improve its liquidity, the $7.0 million cumulative effect of the changes in accounting principles discussed above and other changes in operating assets, operating liabilities and non-cash expenses arising in the normal course of business.

Cash used for investing activities

Net cash used for investing activities in the first nine months of 2004 was $0.7 million compared to $1.4 million in the first nine months of 2003. In each period, the principal uses of cash for investment purposes were for additions to property and equipment and to patent and license rights.

Cash provided by financing activities

Cash provided by financing activities in the first nine months of 2004 was $0.7 million. The principal changes in cash provided by financing activities in this period were:

•       $3.0 million from the exercise of employee stock options;

almost fully offset by:

•       the payment of $0.6 million of dividends on the Company’s Series B Convertible Preferred Stock;

•       the payment of $0.4 million of stock registration costs;

•       $0.6 million of payments under the Company’s obligation to the former RPC stockholders;

•       $0.2 million of scheduled principal payments under the Company’s industrial development bonds; and

•       $0.4 million of payments for accrued liquidated damages related to registration rights agreements.

Net cash provided by financing activities for the first nine months of 2003 amounted to $9.1 million as the Company privately placed $15.2 million (net of issuance costs of $0.6 million) of Series B Convertible Preferred Stock and repaid a net amount of $4.4 million of its then outstanding bank debt with U.S. Bank, National Association. The remainder of such bank debt was repaid in the fourth quarter of 2003.

Working capital

The Company’s net working capital increased to $21.6 million at September 30, 2004 from $18.8 million at December 31, 2003. The $2.8 million increase in the 2004 period was primarily the result of:

•       a $3.8 million increase in inventories, net for the reasons discussed above and a $0.4 million reduction in reserves for obsolete and slow-moving inventory;

•       a $1.7 million increase in prepaid expenses and other current assets, which occurred for the reasons discussed above;

•       a $2.6 million decrease in deferred revenue; and

•       a $2.2 million decrease in accrued liabilities

that more than offset:

•       a $4.1 million decrease in cash and cash equivalents due primarily to the Company’s $0.9 million net loss for the first nine months of 2004, an additional $3.0 million of net cash used in the nine-month period for operating and investing activities, and the effect of exchange rate changes on cash in the nine-month period;

•       a $3.1 million decrease in accounts receivable, net due primarily to the reasons discussed above and a $0.4 million reduction in the allowance for doubtful accounts at September 30, 2004; and

•       a $0.4 million increase in accounts payable.

The changes in accounts payable, deferred revenues, and the other items of working capital not discussed above resulted from changes in the ordinary course of the Company’s business.

Liquidity

As discussed above, the Company’s principal sources of liquidity are the net proceeds from external financing transactions and cash flow from operations. As noted above, the Company’s unrestricted cash and cash equivalents declined by $4.1 million to $19.9 million at September 30, 2004 due primarily to $3.9 million of cash used in its operations in the first nine months of 2004 compared to $4.3 million of cash used in its operations in the first nine months of 2003. Cash and cash equivalents were $0.1 million lower at September 30, 2004 than they were at June 30, 2004. The Company believes that its cash balance at September 30, 2004 together with its anticipated cash flow from operations for the balance of 2004 should be adequate to meet its cash requirements for the balance of 2004.

Silicon Valley Bank Loan and Security Agreement

Effective July 15, 2004, the Company entered into a two-year loan and security agreement with Silicon Valley Bank under which the Company may make up to $15 million of revolving credit borrowings subject to the terms and conditions set forth in that credit agreement.

The Silicon Valley Bank credit facility discussed above provides for borrowings by the Company and certain of its subsidiaries of up to $15.0 million and includes sub-limits for letter of credit and foreign exchange facilities. The credit facility is secured by a first lien in favor of the Bank on certain of the Company’s assets, including domestic accounts receivable, inventory and certain fixed assets. Interest will accrue on outstanding borrowings at either the Bank’s prime rate in effect from time to time or at a LIBOR rate plus 2.75%. The Company is obligated to pay, on a quarterly basis, a commitment fee equal to 0.375% per annum of the undrawn amount of the facility. The facility imposes certain limitations on the Company’s activities, including limitations on the incurrence of debt and other liens, limitations on the disposition of assets and limitations on the payment of dividends on the Company’s common stock. The facility also requires the Company to remain in compliance with certain financial covenants, which include requirements to maintain specific levels of minimum liquidity on a consolidated basis and a requirement as to the Company’s domestic tangible assets as a percentage of its adjusted tangible assets. In addition, if there are borrowings outstanding under the facility, the Company is required to maintain a ratio of adjusted total liabilities to tangible net worth and a minimum tangible net worth. If more than $5.0 million is borrowed, the Company is required to maintain minimum cash levels pursuant to a formula in the loan agreement. The Company was in compliance with these requirements at September 30, 2004.

The Company does not expect, at this time, to borrow under this credit facility due to its current cash position. However, the Company expects this credit facility to provide the Company with additional liquidity as the Company grows and that it will allow the Company to better manage its foreign exchange exposure.

Outstanding debt

The Company’s outstanding debt at September 30, 2004 and December 31, 2003 was as follows:

	September 30, 2004	December 31, 2003
	(in thousands)
Revolving credit facility	$—	$—
Current portion of long-term debt—
Industrial development bonds	$180	$165
Senior debt:
Long-term debt, less current portion—
Industrial development bonds	$3,745	$3,925
Subordinated debt:
7% convertible debentures	$10,000	$10,000
6% convertible debentures	22,704	22,704
Total subordinated debt	$32,704	$32,704

The Company’s Colorado facility was financed by $4.9 million of industrial development bonds. At September 30, 2004, the aggregate outstanding principal amount of these bonds was $3.9 million. Interest on the bonds accrues at a variable rate of interest and is payable monthly. The interest rate at September 30, 2004 was 1.1%. Principal payments are due in semi-annual installments through August 2016. The Company has made all required payments of principal and interest on these bonds. The bonds are collateralized by, among other things, a first mortgage on the facility, a security interest in certain equipment, and an irrevocable letter of credit issued by Wells Fargo Bank, N.A. that was established pursuant to the terms of a reimbursement agreement between the Company and Wells Fargo and that was further collateralized by a standby letter of credit issued by U.S. Bank, National Association in the amount of $1.2 million.

As the Company has previously disclosed, during 2003, the Company operated under waivers of default under certain financial covenants contained in the reimbursement agreement. Such financial covenants require, among other things, that the Company maintain a minimum tangible net worth (as defined in the reimbursement agreement) of $23.0 million plus 50% of net income from July 1, 2001 forward and a fixed-charge coverage ratio (as defined in the reimbursement agreement) of no less than 1.25. In light of the Company’s default under these covenants, Wells Fargo drew down the $1.2 million standby letter of credit issued by U. S. Bank and placed the cash in a restricted account. The Company repaid the amount owing to U.S. Bank as a result of this drawing. As of December 31, 2003 and September 30, 2004, the Company was in compliance with the fixed-charge coverage ratio and the minimum tangible net worth covenant under this reimbursement agreement.

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

The Company’s 7% convertible subordinated debentures are convertible at a price of $12.00 per share of common stock into an aggregate of 833,333 shares of the Company’s common stock at any time at the option of the holders, subject to customary anti-dilution adjustments. These debentures are redeemable in whole or in part at the Company’s option at any time after December 31, 2004 and prior to maturity at December 31, 2006 at an amount equal to 107% of their aggregate principal amount. The debentures bear interest at the rate of 7% per year, payable quarterly, and are subordinated to all senior indebtedness (as defined).

The Company’s 6% convertible subordinated debentures bear interest at the rate of 6% per year payable semi-annually in arrears in cash on May 31 and November 30 of each year. The debentures are convertible into shares of the Company’s common stock at the option of the holders at any time prior to maturity at $10.18 per share, subject to customary anti-dilution adjustments. The debentures are currently convertible into an aggregate of 2,230, 255 shares of common stock. The debentures are redeemable by the Company, in whole or in part, commencing on November 24, 2006 at a price equal to 100% of the then outstanding principal amount of the debentures being redeemed, together with all accrued and unpaid interest and other amounts due in respect of the debentures. If there is a change in control with respect to the Company (as defined), the holders may require the Company to redeem the debentures at 100% of their then outstanding principal amount, together with all accrued and unpaid interest and other amounts due in respect of the debentures. The debentures are subordinated in right of payment to senior indebtedness (as defined) and are pari passu in right of payment with the Company’s outstanding 7% convertible subordinated debentures.

Derivative financial instruments

Through September 30, 2004, the Company had entered into forward currency contracts in order to hedge its remaining CHF 1.0 million (approximately $0.8 million) exposure to Swiss franc currency fluctuations related to its obligations to the former stockholders of RPC Ltd. These contracts had a notional amount of $0.8 million. The Company had also entered into forward currency exchange contracts with various maturity dates through January 2005 in order to hedge obligations under purchase orders to a supplier with a total value of CHF 1.1 million (approximately $0.9 million). The market value of the foregoing contracts approximated their carrying value at September 30, 2004. The foregoing contracts qualified as and were designated as fair value hedges as defined in SFAS No. 133, “Derivative Instruments and Hedging Activities.”

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

The Series B Convertible Preferred Stock is senior to the Company’s common stock and, although none is outstanding, any other stock that ranks junior to the Series B Convertible Preferred Stock. Dividends are payable semi-annually, when, as and if declared by the Board of Directors, on May 5 and November 5 of each year while the Series B Convertible Preferred Stock remains outstanding. In addition, the Series B Convertible Preferred Stock votes equally with the Company’s common stock and is convertible at any time at the option of its holders on a 1:1 basis into approximately 2,626,683 shares of common stock. The Series B Convertible Preferred Stock is redeemable at the Company’s option after May 5, 2006. The Company must redeem any shares of Series B Convertible Preferred Stock that remain outstanding on May 5, 2013. The redemption price in either case is $6.00 per share plus any accrued and unpaid dividends.

Stockholders’ equity

Stockholders’ equity increased 1.0% to $37.2 million at September 30, 2004 from $36.7 million at December 31, 2003. This increase resulted from increases in common stock and additional paid-in capital of $3.0 million arising from the exercise of stock options and issuance of stock awards, almost completely offset by:

•       the Company’s net loss of $0.9 million in the nine-month period;

•       $1.1 million of dividends and accretion of preferred stock issuance costs relating to the Series B Convertible Preferred Stock;

•       $0.4 million of costs associated with filing a registration statement with the SEC for the Company’s common stock;

•       $0.4 million of liquidated damages incurred under private placement agreements requiring the Company to maintain an effective registration statement permitting the resale of such shares of common stock; and

•       a $0.4 million cumulative translation adjustment.

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

Critical Accounting Policies and Significant Estimates

For a discussion of the Company’s critical accounting policies and estimates, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

•       the Company’s ability to develop and commercialize successful new products;

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

•       the volatility of the Company’s stock price

•       the magnitude and timing of the Company’s capital expenditures;

•       the Company’s ability to forecast its sales of systems and to manage its inventory efficiently;

•       changes in the Company’s relationships with customers and suppliers;

•       acts and effects of war or terrorism; and

•       changes in domestic or foreign laws, rules or regulations, or governmental or agency actions.

For a discussion of such risks and uncertainties, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Cautionary Statements and Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Except as required by the federal securities laws, the Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

For a discussion of market risks at December 31, 2003, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. During the first nine months of 2004, there were no material changes or developments that would materially alter the market risk assessment performed as of December 31, 2003, except as discussed in the following paragraphs.

The Company has an outstanding note payable to the former stockholders of RPC, Ltd. which is denominated in Swiss francs and had a carrying value at September 30, 2004 of CHF 1.0 million (approximately $0.8 million). At September 30, 2004, the Company had purchased forward exchange contracts for Swiss francs to hedge the remainder of the payments of principal and interest that are due pursuant to this note. These contracts had an aggregate notional amount of $0.8 million.

The Company also purchased foreign exchange contracts for Swiss francs to hedge payments due for materials to a supplier through November 2004. The total amount of the future payments hedged was CHF 1.1 million (approximately $0.9 million at September 30, 2004). These contracts have an aggregate notional amount of $0.9 million.

The market value of the foregoing contracts approximated their carrying value at September 30, 2004. These contracts qualified as and were designated as fair value hedges as defined by SFAS No. 133, “Derivative Instruments and Hedging Activities.”

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

PART II

Item 1.   Legal Proceedings

The Company is a party to certain government investigations and pending or settled legal actions that are summarized below:

Securities and Exchange Commission investigation

In October 2003, the SEC commenced a formal investigation into matters pertaining to the Company’s historical revenue recognition practices and issued a series of subpoenas requesting documents and testimony. The Company has furnished documents requested by the subpoenas and believes that is has complied with them. The SEC took testimony from several current and former employees, but it advised the Company during the third quarter of 2004 that it has taken any remaining scheduled testimony off its calendar. On October 29, 2004, the Company received a letter from the SEC stating that it has closed its investigation and did not intend to recommend any enforcement action with respect to the Company.

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

Settlement of Hitachi Zosen Litigation

On September 27, 2004, the Company agreed to settle the litigation brought against it in Japan by Hitachi Zosen by paying 40 million Japanese Yen (approximately $0.4 million) to Hitachi Zosen. That litigation has previously been described in the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004.

3D Systems, Inc. v. Aaroflex, et al.

On September 30, 2004, the U.S. District Court, Central District of California, issued a decision granting the motion that the Company filed, as the plaintiff, in March 2004 against Aaroflex, Inc. to dismiss the case without prejudice. The Court also denied defendant’s request that the Court award $800,000 in costs to the defendant. This litigation has previously been described in the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004.

Other Matters

The Company is also involved in various other legal actions incidental to its business. The Company’s management believes, after consulting with counsel, that the disposition of these other legal matters will not have a material effect on the Company’s consolidated results of operations or consolidated financial position.

Item 6.   Exhibits

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 4, 2004.
31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 4, 2004.
32.1	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 4, 2004.
32.2	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 4, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

3D SYSTEMS CORPORATION
	By:	/s/ FRED R. JONES
Fred R. Jones
Vice President and Chief Financial Officer
(Principal Financial Officer)
(Duly Authorized Officer)
Date: November 4, 2004