Form 10-K
period 2004-12-31
3D SYSTEMS CORP
filed 2005-03-10
CIK 910638

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-22250

3D SYSTEMS CORPORATION
(Exact name of Registrant as specified in our charter)

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

        The aggregate market value of the Registrant's Common Stock held by non-affiliates of Registrant on June 30, 2004 was $54,191,207. For purposes of this computation, it has been assumed that the shares beneficially held by directors and officers of Registrant were "held by affiliates". This assumption is not to be deemed an admission by these persons that they are affiliates of Registrant.

        The number of outstanding shares of the Registrant's Common Stock as of February 28, 2005 was 14,610,309.

        DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Registrant's definitive proxy statement for our 2005 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

3D SYSTEMS CORPORATION
Annual Report on Form 10-K for the
Year Ended December 31, 2004

PART I

Item 1. Business

General

        3D Systems Corporation, operating through subsidiaries in the United States, Europe and the Asia-Pacific region, designs, develops, manufactures, markets and services rapid 3-D printing, prototyping and manufacturing systems and related products and materials that enable complex three-dimensional objects to be produced directly from computer data. Our proprietary systems are used to produce physical objects from digital data using commonly available computer-aided design, often referred to as CAD, software and related computer utilities. The ability to produce physical parts from digital art enables customers to quickly and effectively create detailed prototypes or production-quality parts without a significant investment in expensive tooling, greatly reducing the time and cost required to produce prototypes or to customize production parts.

        We offer our customers an integrated systems' solution comprised of equipment and related software, consumable materials and customer service. Our extensive solutions' portfolio is based on three distinct and proprietary technology platforms and enables us to offer our customers a way to transform the manner in which they design, develop and manufacture their products.

        Our systems are used for applications that include rapid 3-D printing, prototyping and manufacturing. In rapid prototyping applications our systems are used to generate quickly and efficiently product-concept models, functional prototypes, master patterns and expendable patterns for metal casting that are often used as a cost-effective means of evaluating product designs. In 3-D printing applications, our systems are used to produce three-dimensional shapes, primarily for visualizing and communicating concepts and design applications as well as for a variety of other applications, including supply-chain management, modeling, architecture, art, surgical modeling and entertainment.

        In rapid manufacturing applications, our systems are used to manufacture end-use parts. In these applications, our systems enable our customers to produce physical parts, tools, jigs, molds, patterns or fixtures directly from a three-dimensional CAD image using our proprietary consumable materials. Customers who adopt our rapid manufacturing solutions avoid the significant costs of complex set-ups and change-overs and eliminate the costs and lead-times associated with tooling. Rapid manufacturing also enables our customers to produce a variety of parts within a single build cycle that have the appearance and characteristics of high-quality injection-molded parts.

        We believe that 3-D printing and direct manufacturing represent significant growth opportunities for our business, and we are working to put specific initiatives in place to expand and enhance our manufacturing-capable systems and materials. During 2004, we introduced two manufacturing-capable systems: the Sinterstation® HiQ™ SLS® system for the production of metal and plastic parts and the Viper™ HA SLA® system, a custom "in the ear" hearing aid shell manufacturing system for the hearing aid industry. We also introduced several new engineered materials during 2004 to support our rapid manufacturing initiatives.

Products and Services

        Our three technology platforms include our stereolithography or SLA® equipment, our selective laser sintering or SLS® equipment, and our 3-D printing or InVision™ equipment. These systems utilize patented and proprietary stereolithography, selective laser sintering and three-dimensional printing processes to fabricate physical objects using digital data input from CAD software or three-dimensional scanning and sculpting devices. We also blend, market and distribute a wide range of proprietary consumable, engineered plastic and metal materials that we market to produce physical parts using our systems. We augment and complement our own portfolio of engineered materials with materials that we purchase from third parties under private-label arrangements and other distribution arrangements. We also provide a comprehensive suite of software tools and field services to our customers, ranging from applications' development to installation, warranty and maintenance services.

Systems Solutions

  SLA® systems and related equipment

        Stereolithography or SLA® systems convert proprietary engineered materials and composites into solid cross-sections, layer by layer, until the desired fully fused objects are complete. Our SLA® systems are capable of making multiple objects at the same time and are designed to produce objects that have a wide range of sizes and shapes.

        Parts produced through stereolithography are known for their durability, fine feature detail, resolution and surface quality. Product designers, engineers and marketers in many large manufacturing companies throughout the world use our SLA® systems for a wide variety of applications, ranging from short production runs of end-use products, to producing prototype parts for automotive, aerospace and other uses, to creating new designs for testing in consumer focus groups.

        SLA® systems are designed to build functional models that enable users to share ideas and evaluate concepts; perform form, fit and function testing on working models; build master patterns for metal casting; or quickly produce parts for direct use in working models. Our family of SLA® systems offers a wide range of capabilities, including size, speed, accuracy, throughput and surface finish in different formats and price points. Our SLA® systems' portfolio includes the Viper™ system, the SLA® 5000 system, the SLA® 7000 system and our recently introduced Viper™ HA SLA® manufacturing-capable system for the production of in-the-ear hearing aid shells. All of our SLA® systems are capable of producing tools, fixtures, jigs and end-use parts in rapid manufacturing applications, including dental, hearing aid, jewelry and motor-sport applications.

  SLS® systems and related equipment

        Selective laser sintering, or SLS®, systems convert proprietary engineered powders by melting and fusing, or sintering, these materials into solid cross-sections, layer-by-layer, to produce finished parts. SLS® systems can create parts from a variety of engineered plastic and metal powders and are capable of processing multiple parts in a single build session.

        In the second half of 2004, we introduced two new SLS® systems, the Sinterstation® HiQ™ and the Sinterstation® HiQ™ HS SLS® systems. These two new systems succeeded our Vanguard™ and Vanguard™ HS systems. All of our SLS® systems create durable parts from proprietary engineered plastic and metal materials and composites that we market under the DuraForm® brand name. Product designers and developers from major automotive, aerospace and consumer products companies use DuraForm® parts extensively as functional test models, even in harsh test environment conditions. Aerospace and medical companies also use our SLS® systems to produce end-use parts directly, which enables them to create customized parts economically without tooling. Examples of rapid manufacturing parts produced by our customers using our SLS® systems include air ducts for aircraft, engine cowling parts for unmanned aerial vehicles ("UMAVs") and in-the-ear hearing aid shells. When used in conjunction with a high-temperature oven, SLS® systems can also create metal parts from several proprietary engineered metal composites that we sell. These parts can be used as tools, functional test models and end-use parts.

        The combination of materials' flexibility, part functionality and high throughput of our SLS® technology makes it well suited to rapid manufacturing applications, and much of our current development work is directed at developing applications of our equipment for this environment and expanding the range of applications through the use of proprietary engineered materials.

  3-D printing systems

        Our InVision™ 3-D Printer is an advanced, user-friendly office modeling, design communication and precision-casting system. We currently offer the InVision™ 3-D Printer in two models: our standard-resolution model, launched in late 2003, and our high-resolution model, launched in mid-2004. InVision™ 3-D Printers accept digital input from a three-dimensional CAD station, convert the digital file one thickness slice at a time, and jet hot-melted plastic material in an additive layer-by-layer build up to create a solid part.

        InVision™ 3-D Printers offer superior finished surfaces, plug-and-play installation, point-and-print functionality and best-in-class part resolution. Together with our VisiJet® materials that are available in five colors, InVision™ 3-D Printers enable designers, engineers, architects and marketers to communicate their concepts frequently, and substantially reduces the time it takes to bring new products to market. Our high-resolution InVision™ HR 3-D Printers can create intricate and complex geometrical shapes that are investment-casting ready for jewelry, dental molding and precision casting applications.

        InVision™ 3-D Printers operate much like a desktop two-dimensional printer and are priced economically, responding to a growing demand from customers for affordable parts for design communication and shape analysis. As discussed above, we believe that, in addition to our focus on and pursuit of rapid manufacturing opportunities, 3-D printing provides us with a significant opportunity for growth.

  Other systems' related products

        To help our customers produce ready-to-use parts and functional prototypes, we market several ancillary devices for post-processing and curing of parts produced on our SLA® systems, including our PCA™ post-cure oven and our ProClean™ parts' washer system, and the InVision™ Finisher for our 3-D Printers.

Software

        As part of our comprehensive and integrated systems' solutions, we offer proprietary part-preparation software for personal computers and engineering workstations designed to enhance the interface between their available digital data and our systems. Digital data, such as a three-dimensional CAD-produced digital image, is converted within our proprietary software package so that, depending on the specific software package, the image can be viewed, rotated and scaled, and model structures can be added. The software then generates the information to be used by the SLS® system, SLA® system or 3-D Printer to create the solid objects. From time to time, we also work with third parties to develop complementary software for our systems.

Materials

        As part of our integrated systems' approach to our business, we blend, market, sell and distribute consumable, engineered plastic and metal materials and composites under several proprietary brand names for use in all of our systems. Our family of engineered materials and composites includes proprietary SLA® materials used in our stereolithography systems, engineered hot-melt composites used in our 3-D printer systems, and various proprietary nylon and metal SLS® materials used in our selective laser sintering systems. Our extensive family of proprietary materials is specifically designed for use with our systems to produce high-quality models, prototypes and parts.

        We market our stereolithography materials under the Accura® brand, our selective laser sintering materials under the DuraForm®, CastForm™ and LaserForm™ brands, and our materials for our 3-D Printers under the VisiJet® brand. To further complement and expand the range of materials we can offer to our customers, we also distribute SLA® materials using our brand names that are produced by third parties under private-label arrangements, and we distribute certain materials under recognized third party brand names. In particular, in 2004 we entered into a non-exclusive global distribution arrangement with DSM Somos to distribute its branded materials.

  Stereolithography engineered materials and composites

        Our family of proprietary stereolithography materials and composites offers a variety of plastic-like performance characteristics and attributes that are designed to mimic specific engineered thermoplastic materials. When converted through our SLA® systems, the proprietary liquid materials that we market and sell turn into a solid surface one layer at the time, and through an additive building process all of the layers bond and fuse together to make a solid part. Our portfolio of Accura® stereolithography materials includes general-purpose as well as specialized materials and composites that offer our customers the opportunity to choose the material that is best suited for the parts and models that they intend to produce. Our Accura® materials include our si 10 general-purpose material, our si 40 high-temperature material, our si 45 high-speed material and our si 50 ABS-like plastic material. We also recently introduced our special high-strength engineered nano-composite Bluestone™ material and our Amethyst™ special precious-metal casting material for jewelry manufacturing.

        We work closely with our customers to optimize the performance of our materials in their applications. Our expertise in materials' formulation, combined with our process, software and equipment-design strengths, enable us to help our customers select the material that best meets their needs and to obtain optimal results from the material. We also work with third parties from time to time to develop different types and varieties of materials designed to meet the needs of our customers, and we have entered into arrangements with certain other suppliers to distribute materials they produce.

  Laser sintering materials and composites

        Our family of proprietary laser sintering materials and composites includes a range of plastic, ceramic and metal materials as well as various composites of these ingredients. Because of the built-in versatility of our laser sintering systems, multiple materials can be processed through the same sintering system.

        Our DuraForm® PA and DuraForm® GF materials are used to create rapid manufacturing end-use parts, examples of which include air ducts for aerospace applications and shells for hearing aids. These materials are also used to produce functional prototypes and durable patterns as well as assembly jigs and fixtures. Our CastForm™ investment-casting material is used to create patterns for casting. Our metal LaserForm™ ST-100, ST-200 and A6 steel powders are used by customers to produce functional prototype parts, such as actuators, gears and manifolds, for tooling such as injection molding tooling, and for end-use parts in customized rapid manufacturing applications. Parts made from DuraForm® and LaserForm™ materials are cost-effective and can compete favorably with traditional manufacturing methods, especially where part complexity is high and required quantity is moderate.

  3-D printing materials

        Our materials for InVision™ 3-D Printers include our VisiJet® M-100 model material and a compatible VisiJet® S-100 disposable support material that is used in the printing process and then discarded when the model is complete. Both of these materials are distributed to customers in the form of proprietary smart cartridges that are loaded into an InVision™ 3-D Printer in a stack where they are automatically pierced, pumped and ejected sequentially as the printer consumes material. We have specifically developed these materials to meet the consumption, speed and cost requirements of three-dimensional printing applications. We offer VisiJet® materials in five colors (natural, black, grey, blue and red). For our high-resolution InVision™ HR Printers, we engineered and market special VisiJet® M-200 engineered, high-resolution 3-D printing materials.

Services

        We provide a suite of comprehensive customer services and local field support on a worldwide basis for all of our systems. Such services and support include extended system warranties, an extensive menu of annual service agreement options, and a wide variety of software and hardware upgrades and performance enhancement packages for our legacy systems.

        Our customer support begins before a system sale with applications' development provided by our applications' engineering team. This same group works to ensure that our systems satisfy customer expectations through customer training and system start-up support. Our global services customer support team co-ordinates system installation, maintenance and call-center hotline support in an effort to ensure that our systems continue to deliver high value to our customers.

        We provide services to assist our customers in developing new applications for our technologies, to facilitate adaptation of our technology for the customer's applications, to train customers on the use of newly acquired systems, and to maintain our systems at the customer's site.

        Our applications' engineers, who possess technical knowledge in various fields such as casting, molding and tooling, develop applications of our three technologies that are designed to meet specific customer needs. They work with our customers to determine which of our technologies would best meet their requirements. They also consult with customers to develop rapid manufacturing applications for our systems.

        We also install new systems at the customer's site, provide warranty and maintenance services and provide the customer with technical support. New SLS®, SLA® and 3-D Printer systems are sold with on-site hardware and software maintenance service that covers a warranty period ranging from 90 days to one year. We offer service contracts that enable our customers to continue maintenance coverage beyond the initial warranty period. These service contracts are offered with various levels of support depending on the materials that are included and on the response time for the service. As a key element of warranty and service contract maintenance, our sales engineers provide regularly scheduled preventative maintenance visits to customer sites.

        We have customer-support sales engineers in North America, several countries in Europe and in parts of Asia to support our worldwide customer base. We also provide training to our distributors and resellers to enable them to perform these services.

        Our customer support group maintains call-center hotlines in the United States and in Europe that are staffed with technical representatives. These hotlines are available during business hours in the U.S. and Europe. These call centers are further supplemented by support from the applications' engineering group.

        We distribute spare parts on a worldwide basis to our customers from locations in the United States, Europe, Hong Kong and Japan.

        We also offer systems' upgrade kits for sale to existing customers to enable them to take advantage of new or enhanced system capabilities. Our current family of upgrade kits includes kits to upgrade the installed base of our stereolithography equipment and an upgrade kit for our former Vanguard™ SLS® systems that improves productivity. Upgrade kits for our existing systems are an important part of the value that we provide to new customers when they are considering the purchase of our systems.

Operations Outside of the United States

        We operate in North America and in seven other countries in Europe and the Asia-Pacific region, and we distribute our products in those countries as well as in other parts of the world. Sales of our products and services outside of the U.S. have been a rapidly growing part of our business, and they now account for more than 50% of our consolidated revenue. Revenue in countries outside of the United States accounted for 58.5%, 52.8% and 50.6% of consolidated revenue in the years ended December 31, 2004, 2003 and 2002, respectively. See Note 24 to the Consolidated Financial Statements for the year ended December 31, 2004.

        In maintaining foreign operations, our business is exposed to risks inherent in such operations, including those of currency fluctuations. Information on currency exchange risk appears in Part II, Item 7A of this Annual Report on Form 10-K, which information is incorporated herein by reference.

        Financial information about geographic areas, including net sales and long-lived assets, for the years in the period ended December 31, 2004 appears in Note 24 to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K, which information is incorporated herein by reference.

Marketing and Customers

        All of our systems, materials and services are sold through our direct sales organization, which is supported by our dedicated sales and service engineers and our sales' application engineers worldwide. In certain areas of the world where we do not operate directly, we have appointed sales agents and distributors who are authorized to sell our SLA® and SLS® systems and the materials used in them on our behalf. Certain of those agents and distributors also provide service to customers in those geographic areas.

        Our InVision™ 3-D Printers, materials and services are sold worldwide through a network of authorized distributors and resellers who are managed and directed by a dedicated team of channel managers.

        Our sales and marketing strategy focuses on an integrated systems' approach that is directed to providing equipment, materials and services to meet a wide range of customer needs, including traditional model, mold and prototyping, 3-D printing and rapid manufacturing. Our sales organization is responsible for the sale of our products on a worldwide basis and for the management and co-ordination of our growing network of authorized 3-D printing resellers and certain of our other systems. Our direct sales force consists of sales persons who work throughout North America, Europe and parts of the Asia-Pacific region. Our applications' engineers provide professional services through pre-sales' support and help existing customers so that they can take advantage of our latest materials and techniques to improve part quality and machine productivity. This group also leverages our customer contacts to help identify new application opportunities that utilize our proprietary processes. As of December 31, 2004, our worldwide sales' and service staff consisted of 169 employees.

        Our marketing programs also utilize seminars, trade shows, advertising, direct mailings, electronic marketing, telemarketing, literature, web presence, videos, press releases, brochures and customer and application profiles to identify prospects that match a typical user profile. We co-founded and participate in global user groups, which include a substantial number of our customers. These user groups organize annual conferences in the United States, at which we make presentations relating to updates in our technologies and equipment and materials offerings and future ideas and programs we intend to pursue.

        Our customers include major companies in a broad range of industries, including manufacturers of automotive, aerospace, computer, electronic, defense, education, consumer and medical products. Purchasers of our systems include original equipment manufacturers or OEMs, government agencies and universities which generally use our systems for research activities, and independent service bureaus that provide solid imaging services to their customers for a fee. No single customer accounted for more than 5% of our consolidated revenue in the year ended December 31, 2004.

Production and Supplies

        In July 2004, we announced that we had begun to engage selected design and engineering companies to assemble our equipment portfolio, including our InVision™ 3-D Printers and our Viper™ SLA® systems. By the end of 2004, we had outsourced substantially all of our equipment assembly activities to these suppliers. They also carry out quality control procedures on our systems prior to their shipment to customers. As part of these activities, those suppliers are in the process of taking over the responsibility of procuring the components and sub-assemblies that are used in our systems. As this proceeds, we expect that our need to procure or maintain inventories of raw materials, work-in-process and spare parts related to our equipment assembly and maintenance activities will decrease. We purchase finished systems from these suppliers pursuant to forecasts and customer orders that we supply to them.

        We produce the VisiJet® materials used in our InVision™ 3-D Printers and certain of our Accura® stereolithography materials at our facilities in Grand Junction, Colorado and Marly, Switzerland, respectively. We also have arrangements with third parties that blend to our specifications certain of the materials that we sell under our own brand names, and we purchase other materials from third parties for resale to our customers.

        The components, parts and sub-assemblies that are used in our systems are generally available from several potential suppliers although in the past we have chosen to use only one or a limited number of suppliers for several of the major components, parts and sub-assemblies of our systems, including certain lasers and print heads. We anticipate that, as the outsource suppliers of our systems take over responsibility for the supply chain of components for the systems, they will either retain our existing suppliers or with our approval choose alternate component suppliers that are able to meet the specifications for our equipment.

        Although there are several potential suppliers for the raw materials used in the materials and composites that we produce, we have also chosen to use selected suppliers for these raw materials. If we were required in the future to enter into relationships with alternative suppliers, our cost of sales could increase and consequently our gross profit margin could decline.

        Our equipment assembly and blending activities and certain of our research and development activities are subject to compliance with applicable federal, state and local provisions regulating the discharge of materials into the environment. We believe that we are in material compliance with such regulations as currently in effect and that continued compliance with them will not have a material adverse effect on our capital expenditures, results of operations or consolidated financial position. Currently, we utilize a cleaning solvent that is the subject of a waiver of environmental provisions within the South Coast Air Quality Management District that includes our Valencia, California facility. This waiver expires on June 30, 2005 at which time we may be required to change to a different cleaning solvent. We are in the process of seeking to obtain a renewal of that waiver. If we are unable to obtain its renewal, we do not expect the impact on our results of operations or consolidated financial position to be material.

Research and Development

        We maintain an on-going program of research and development at our facilities in Valencia, California and Marly, Switzerland to improve and expand the capabilities of our systems and related software and materials as well as to develop new systems and materials to enhance our product lines. This includes all significant technology platform developments for SLA®, SLS® and 3-D printing systems and materials. Our development efforts are augmented by development arrangements with research institutions, customers, suppliers of material and hardware, and the assembly and design firms that we have engaged to assemble our systems. We also engage third-party engineering companies and specialty materials' companies in specific development projects from time to time.

        Research and development expenses were $10.5 million, $9.0 million and $15.4 million in 2004, 2003 and 2002, respectively. We expect that in 2005 our annual research and development expenses will be in a range of 7% to 8% of our consolidated revenue.

Intellectual Property

        At December 31, 2004, we held 370 patents, which include 176 patents in the United States, 136 patents in Europe, 26 patents in Japan and 32 patents in other countries. At that date, we also had 131 pending patent applications, which include 44 in the United States, 42 in Japan, 33 in European countries and 12 in other countries.

        The principal patents covering our stereolithography processes expire at varying times ranging from 2005 to 2022. The principal patents covering our selective laser sintering processes expire at varying times ranging from 2006 to 2018. The principal patents covering our 3-D printing processes expire at varying times ranging from 2008 to 2022. We believe the expiration of any of these patents, applications or licenses would not be material to our business or financial position.

        We believe that, while our patents and licenses provide us with a competitive advantage, our success depends primarily on our marketing and applications' know-how and on our on-going research and development efforts.

Competition

        Competition for most of our 3-D printing, prototyping and rapid manufacturing systems is based primarily on process know-how, product application know-how and the ability to provide a full range of products and services to meet customer needs. Since competition is also based upon innovations in 3-D printing, prototyping and manufacturing systems, our on-going research and development programs are intended to enable us to maintain technological leadership. Certain of the companies producing competing products are well established and may have greater financial resources than we have.

        Our principal competitors with respect to our systems are companies that manufacture machines that make models, prototypes, molds and small-volume to medium-volume manufacturing parts. These include suppliers of computer numerically controlled machines and machining centers, commonly known as CNC, and plastics' molding equipment, suppliers of traditional machining, milling and grinding equipment, suppliers of Fused Deposition Modeling or FDM technology, suppliers of vacuum casting equipment, and manufacturers of other stereolithography, laser sintering and three-dimensional printing systems. Numerous suppliers of these products operate both internationally and regionally, and many of them have well recognized product lines that compete with us in a wide range of our product applications. Conventional machining, plastic molding and metal casting techniques continue to be the most common methods by which plastic and metal parts, models, functional prototypes and metal tool inserts are manufactured.

        We also anticipate additional competition with respect to stereolithography technology in North America as a result of a license agreement that we granted to Sony Corporation with respect to our stereolithography technology pursuant to a consent decree that we entered into with the U.S. Department of Justice in connection with our 2001 acquisition of DTM Corporation. We also anticipate additional competition in the United States as a result of the litigation settlement that we entered into with EOS GmbH in February 2004. As part of that settlement, we licensed certain patents to EOS under which EOS will be able to sell certain systems and other products in the U.S. in exchange for the payment of royalties.

        A number of companies currently sell materials that either complement or compete with those we sell, and there are a wide number of suppliers of services for the equipment that we sell.

        We expect future competition to arise both from the development of new technologies or techniques not encompassed by the patents that we own or license, and through improvements to existing technologies, such as CNC and rotational molding.

Employees

        At December 31, 2004, we had 361 full-time employees. None of these employees is covered by labor agreements. We believe that our relations with our employees are satisfactory.

Available Information

        Our website address is www.3dsystems.com. The information contained on our website is neither a part of, nor incorporated by reference into, this Annual Report on Form 10-K. We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after we electronically file them with, or furnish them to, the Securities and Exchange Commission. Various of our corporate governance materials, including our Code of Conduct, Code of Ethics for Senior Financial Executives and Directors, our Corporate Governance Guidelines, the current charters of each of the committees of the Board of Directors and our charter documents and By-Laws, are also available on that website.

Item 2. Properties

        Our principal administrative, sales and marketing, product development, technology center and training facilities are located in a 78,320 square-foot general-purpose facility that we lease in Valencia, California. The lease for this property expires on December 31, 2007 and is subject to an optional five-year extension.

        We also own a 67,000 square-foot facility in Grand Junction, Colorado. The Grand Junction facility is subject to an industrial development bond financing, and we granted a mortgage and security interest in that facility and certain equipment, personal property and fixtures located at that facility to secure repayment of our obligations under industrial development bonds that were issued to finance the acquisition of that facility. The Grand Junction facility is also encumbered by a second deed of trust in favor of Mesa County Economic Development Council, Inc., securing $0.8 million in allowances that we received.

        Our U.S. customer-support operations are located in this facility, and we blend certain of our materials at this facility. In July 2004, we announced that we had begun to engage selected design and manufacturing companies to assemble our equipment portfolio, including our InVision™ 3-D Printers and our Viper™ SLA® systems. As of December 31, 2004, we had discontinued most of our equipment assembly activities at the Grand Junction facility and transferred those activities to the outsourcing companies referred to above. We anticipate completing this program by mid-2005. Currently, we plan to continue our materials' blending and customer support activities in the Grand Junction facility.

        We also lease a 7,800 square-foot general-purpose facility in Marly, Switzerland at which we blend stereolithography materials and composites. We also lease sales and service offices in Texas, France, Germany, the United Kingdom, Italy, Japan and Hong Kong.

        We believe that the facilities described above are adequate to meet our needs for the immediate future.

Item 3. Legal Proceedings

        We are a party to certain pending or recently settled legal actions and government investigations that are summarized below.

Pending Matters

  3D Systems, Inc. v. Objet Geometries Ltd. and Stratasys, Inc.

        On October 27, 2004, 3D Systems, Inc., one of our wholly owned subsidiaries ("3D California"), filed an action (the "New Jersey Action") in the United States District Court in New Jersey (Case No. 04-5261) alleging, among other things, that the manufacture and sale by Objet Geometries Ltd. of Israel ("Objet") and its North American distributor Stratasys, Inc. ("Stratasys") of Objet's Eden printer products infringes certain patents owned or licensed by 3D California. 3D California seeks a permanent injunction against the future distribution and sale of Objet Eden printer products, monetary damages for past sales, attorneys fees, expenses and costs. On November 19, 2004, Stratasys filed a motion with the Court to transfer this action to the United States District Court for the District of Minnesota. 3D California has opposed this motion, and as of the date of this Annual Report on Form 10-K that motion has not yet been decided by the Court. The defendants have not yet filed an answer to the complaint as of the date of this Annual Report on Form 10-K.

  Objet Geometries Ltd. and Stratasys, Inc. v. 3D Systems, Inc.

        On January 21, 2005, Objet and Stratasys filed a complaint in the United States District Court in Minnesota against 3D California alleging infringement by our InVision™ 3-D Printers of three U.S. patents alleged to have been purchased by Objet from Cubital Ltd. of Israel. The complaint also alleges that the six U.S. patents that 3D California asserted against Objet and Stratasys in the New Jersey Action were not infringed and are invalid. The plaintiffs seek a preliminary and permanent injunction against the sale of our InVision™ 3-D Printers, damages from 3D California, a declaratory judgment that the patents asserted by 3D California in the New Jersey Action are invalid and not infringed by Objet or Stratasys, and costs and attorney fees. The complaint in this action has not been served on 3D California as of the date of this Annual Report on Form 10-K.

  Koninklijke DSM N.V. v. 3D Systems GmbH

        On October 27, 2004, Koninklijke DSM N.V. ("DSM") filed a petition in the District Court of Frankfurt, Germany (Case No. 2 06 O 426/04) against our German subsidiary 3D Systems GmbH ("3D Germany") seeking a preliminary injunction against its sale in Germany of our Bluestone™ stereolithography materials on the alleged basis that this product infringes German patent no. DE 69713558 alleged to be jointly owned by DSM, Japan Synthetic Rubber Co. Ltd. ("JSR"), and Japan Fine Coatings Co. Ltd. ("JFC"). On November 25, 2004, 3D Germany filed an action against DSM, JSR and JFC in the Federal Patent Court in Munich, Germany (Case No. 4 Ni 58/04) in which it seeks a judgment of that Court that would invalidate this patent. On December 13, 2004, DSM withdrew the foregoing petition for a preliminary injunction, but subsequently served on 3D Germany a complaint that was originally filed on November 2, 2004 in the Frankfurt District Court (Case No. 2-06 0442/04) alleging claims of infringement based on the same patent. Such complaint seeks injunctive relief preventing the distribution of Bluestone™ materials in Germany and an accounting for sales of that product in Germany. 3D Germany filed a reply to DSM's complaint in which, among other things, it requested dismissal of the complaint and assessment of its costs against DSM. 3D Germany has also asserted various defenses, including that the Bluestone™ material does not infringe any valid claim of the patent and that the asserted claims of the patent are invalid. The Court held an initial hearing on DSM's complaint in Frankfurt on February 9, 2005 for the purpose of addressing the alleged infringement issues and 3D Germany's defenses as well as complying with the mandatory

German Civil Code hearing requirements. At that hearing, the Court made no rulings and set another hearing date for May 11, 2005. The Court instructed the parties to file additional legal briefs prior to that hearing to further address the issues and defenses in the case.

  Department of Justice inquiry

        On May 6, 2003, we received a subpoena from the U.S. Department of Justice to provide certain documents to a grand jury investigating antitrust and related issues within our industry. We were advised that we were not a target of the grand jury investigation, and we have not been informed that this status has changed. We have furnished documents required by the subpoena and are otherwise complying with the subpoena.

Terminated Matters

  Securities and Exchange Commission investigation

        In October 2003, the SEC commenced a formal investigation into matters pertaining to our historical revenue recognition practices and issued a series of subpoenas requesting documents and testimony. We furnished documents requested by the subpoenas and believe that we complied with them. The SEC took testimony from several current and former employees, but it advised us in August 2004 that it had taken any remaining scheduled testimony off its calendar. On October 29, 2004, we received a letter from the SEC stating that it had closed its investigation and did not intend to recommend any enforcement action with respect to us.

  Settlement of the EOS litigation

        We entered into an agreement on February 4, 2004 with EOS that settled all worldwide disputes and litigation between us and EOS. This litigation was previously described in our Annual Report on Form 10-K for the year ended December 31, 2002 and in our Quarterly Reports on Form 10-Q filed during 2003.

        Under the terms of this settlement, both parties waived all claims for damages with respect to their pending disputes and litigation. In addition, both companies licensed various patents to each other. As part of this settlement, EOS is to pay us certain royalties for our patent license, and we may begin selling under our own brand certain laser sintering equipment and related products produced by EOS under an original equipment manufacturer or "OEM" supply agreement.

  Settlement of the Regent Pacific Litigation

        On February 20, 2004, we settled all litigation with Regent Pacific Management Corporation, all of which previously has been described in our Annual Report on Form 10-K for the year ended December 31, 2002 and our Quarterly Reports on Form 10-Q filed during 2003. We paid $0.5 million to Regent Pacific in connection with this settlement.

  Settlement of the Hitachi Zosen Litigation

        On September 27, 2004, we agreed to settle the litigation brought against us in Japan by Hitachi Zosen, a distributor of products produced by EOS, by paying 40 million Japanese yen (approximately $0.4 million) to Hitachi Zosen. That litigation had previously been described in our Annual Report on Form 10-K for the year ended December 31, 2003 and in our Quarterly Reports on Form 10-Q filed during 2004.

  3D Systems, Inc. v. Aaroflex, et al.

        On September 30, 2004, the Court in this action that had been pending in the U.S. District Court, Central District of California, against Aaroflex, Inc. issued a decision granting the motion that we filed, as the plaintiff, in March 2004 to dismiss this case without prejudice. The Court also denied defendant's request that the Court award $0.8 million in costs to the defendant. This litigation had previously been disclosed in our Annual Report on Form 10-K for the year ended December 31, 2003 and in our Quarterly Reports on Form 10-Q filed during 2004.

Other Matters

        We are also involved in various other legal actions incidental to our business. Our management believes, after consulting with counsel, that the disposition of these other legal matters will not have a material effect on our consolidated results of operations or consolidated financial position.

Item 4. Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of security holders during the fourth quarter of 2004.

Executive Officers

        The information appearing in the table below sets forth the current position or positions held by each of our executive officers and his age as of March 1, 2005. All of our officers serve at the pleasure of the Board of Directors. There are no family relationships among any of our officers or directors.

Name and Current Position	Age as of March 1, 2005
Abraham N. Reichental President and Chief Executive Officer	48
Charles W. Hull Executive Vice President, Chief Technology Officer	65
Assad A. Ansari Vice President	58
Stephen M. Goddard Vice President	41
Robert M. Grace, Jr. Vice President, General Counsel and Secretary	58
Fred R. Jones Vice President and Chief Financial Officer	57
Donald R. Kayser, Jr. Vice President	44
Kevin McAlea Vice President	46
Ray R. Saunders Vice President	56

        Mr. Reichental was elected President and Chief Executive Officer effective September 19, 2003. Previously, he was employed by Sealed Air Corporation, a global manufacturer of food, protective and specialty packaging materials, for 22 years in various technical, marketing and operating positions, most recently serving as a corporate officer and Vice President and General Manager of the Shrink Packaging Division from May 2001 until September 2003 and from June 1999 until April 2001 as Vice President Asia-Pacific.

        Mr. Hull is a founder of the company and has served in various executive positions since 1986.

        Dr. Ansari joined us on July 19, 2004 and was elected a Vice President effective December 9, 2004. Prior to joining us in 2004, he served as Vice President, Engineering at Giddings & Lewis, L.L.C., a manufacturer of machine tools, for more than five years.

        Mr. Goddard joined us on October 27, 2003 and was elected a Vice President effective December 9, 2004. Prior to joining us, he was employed by Sealed Air Corporation from May 2002 to October 2003 in various operational and manufacturing performance-improvement leadership roles. For the previous four years, he worked for McKinsey & Company, a business consulting firm.

        Mr. Grace was elected Vice President, General Counsel and Secretary effective November 3, 2003. Previously, he was employed by Sealed Air Corporation for 22 years, most recently serving as a Special Counsel from 1996 to 2003 and previously as General Counsel and Secretary.

        Mr. Jones was elected Vice President and Chief Financial Officer effective December 26, 2003. From March 2001 to December 2003, he was an independent financial consultant providing financial consulting services for privately held and publicly held companies. Prior to that, he served as Vice President and Chief Financial Officer of Thomas & Betts Corporation, a manufacturer and marketer of electrical and electronic connectors.

        Mr. Kayser joined us on January 19, 2004 and was elected a Vice President effective December 9, 2004. Prior to joining us, he was employed by Kemet Electronics Corporation from May 2002 until January 2004 in positions where he led that firm's sales and marketing organization in Asia. Previously, he was employed for more than 14 years by Sealed Air Corporation where he held various general management and sales and marketing positions, primarily in Asia.

        Dr. McAlea was elected a corporate Vice President in May 2003 and, from September 2001 to May 2003, served as Vice President and General Manager, Europe. For more than five years prior to September 2001, he served in marketing, technical and executive positions with DTM Corporation, which we acquired in August 2001. At DTM, his last position was Vice President, Marketing and Business Development.

        Mr. Saunders was elected a corporate Vice President in May 2003 and, from July 2002 to May 2003, served as Vice President of Operations and Development. Previously, he served as Vice President of Manufacturing beginning in September 2000. For more than five years prior to September 2000, he served as Director of Operations for Axiohm Transaction Solutions, Inc., a manufacturer and seller of specialty printers and related products, where he was responsible for the manufacturing operations of their San Diego Division.

PART II

Item 5. Market for Our Common Equity and Related Stockholder Matters

        The following table sets forth, for the periods indicated, the range of high and low prices of our Common Stock as quoted on the NASDAQ Stock Market's National Market. Our stock trades under the symbol "TDSC".

Year	Period	High	Low
2003	First Quarter	$10.15	$4.10
	Second Quarter	7.90	4.00
	Third Quarter	9.43	6.37
	Fourth Quarter	10.60	8.10
2004	First Quarter	14.08	9.90
	Second Quarter	13.31	10.66
	Third Quarter	12.19	10.80
	Fourth Quarter	20.14	10.89

        As of February 28, 2005, our outstanding Common Stock was held of record by approximately 380 stockholders.

Dividends

        We do not currently pay any dividends on our Common Stock, and we currently intend to retain any future earnings for use in our business. Any future determination as to the payment of dividends on our Common Stock will be at the discretion of the Board of Directors and will depend on our earnings, operating and financial condition, capital requirements and other factors deemed relevant by the Board of Directors, including the applicable requirements of the Delaware General Corporation Law, which provides that dividends are payable only out of surplus or current net profits.

        The declaration of dividends on our Common Stock is restricted by the terms of the Series B Convertible Preferred Stock, as described below, and may be restricted by the terms of any class or series of preferred stock that we may issue in the future, although we have no current intention to issue any additional class or series of preferred stock. The declaration of dividends on our Common Stock also may be restricted by the provisions of credit agreements or other financing documents that we may enter into from time to time, including the provisions of the credit agreement that we entered into with Silicon Valley Bank as of June 30, 2004.

        Until May 5, 2004, holders of our Series B Convertible Preferred Stock were entitled to receive, when, as and if declared by the Board of Directors, but only out of funds legally available therefor, cumulative cash dividends at the rate of $0.48 per share per year. Effective at the close of business on May 5, 2004, the cumulative dividend rate on the Series B Convertible Preferred Stock increased to $0.60 per share per year, when, as and if declared by the Board of Directors, but only out of funds that are legally available therefor.

        Dividends on the Series B Convertible Preferred Stock, when declared, are payable semi-annually in May and November of each year so long as the Series B Convertible Preferred Stock remains outstanding. No dividends may be paid on any shares of Common Stock or on shares of any other stock ranking junior to the Series B Convertible Preferred Stock unless all accrued and unpaid dividends have first been declared and paid in full with respect to the Series B Convertible Preferred Stock. All dividends required to have been paid on the Series B Convertible Preferred Stock have been declared and paid through December 31, 2004.

Item 6. Selected Financial Data

        The selected consolidated financial data set forth below for the five years ended December 31, 2004 has been derived from our audited consolidated financial statements. Our consolidated balance sheet and the related consolidated statements of operations, stockholders' equity, cash flows and comprehensive income (loss) for the two years in the period ended December 31, 2004 have been audited by BDO Seidman, LLP, our independent registered public accounting firm for those years. Our consolidated balance sheet and the related consolidated statements of operations, stockholders' equity, cash flows and comprehensive income (loss) for the year ended December 31, 2002 were audited by Deloitte & Touche LLP, our independent registered public accounting firm for such year.

        You should read this information in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, with the notes to the table of Selected Consolidated

Financial Data, and with our consolidated financial statements and the notes thereto included in this Annual Report on Form 10-K.

	Year Ended December 31,
	2004	2003	2002	2001(1),(2)	2000(2)
	(in thousands of dollars, except per share amounts)
Consolidated Statement of Operations Data:
Consolidated Revenue
Systems and other products	$45,977	$41,081	$49,420	$53,925	$54,590
Materials	37,999	32,003	31,619	30,633	25,267
Services	41,403	36,931	34,922	34,182	29,429

Total	125,379	110,015	115,961	118,740	109,286
Gross profit(3)	56,091	43,142	46,621	51,501	52,588
Income (loss) from operations(4)	5,601	(14,974)	(21,430)	(2,316)	12,064
Net income (loss) before income taxes	3,622	(17,876)	(5,957)	(3,349)	12,179
Cumulative effect of changes in accounting principles(3),(4)	—	(7,040)	—	—	—
Net income (loss)	2,561	(26,023)	(14,866)	(2,357)	7,870
Series B convertible preferred stock dividends(5)	1,534	867	—	—	—
Net income (loss) available to common stockholders	1,027	(26,890)	(14,866)	(2,357)	7,870
Net income (loss) available to common stockholders per share:(6)
Basic	$0.08	$(2.10)	$(1.16)	$(0.19)	$0.66
Diluted	$0.07	$(2.10)	$(1.16)	$(0.19)	$0.61
Consolidated Balance Sheet Data:
Working capital net asset (net liability)	$28,324	$18,823	$(8,608)	$16,008	$44,275
Total assets	131,496	131,465	132,233	164,942	109,623
Current portion of long-term debt	180	165	10,500	3,135	120
Long-term debt, less current portion	26,449	36,629	14,090	25,640	4,375
Series B convertible preferred stock(5)	15,196	15,210	—	—	—
Total stockholders' equity	53,064	36,698	59,866	78,429	71,522
Consolidated Cash Flow Data:
Net cash provided by operating activities	$2,928	$1,182	$1,314	$6,649	$5,126
Net cash used in investing activities	(1,935)	(2,131)	(11,015)	(58,088)	(2,644)
Net cash provided by financing activities	1,147	22,229	5,843	40,907	4,159
Other Data:
EBIT(7)	$6,112	$(21,926)	$(3,321)	$(1,749)	$12,514
Depreciation and amortization	6,956	8,427	9,902	7,704	6,245
Interest expense	2,490	2,990	2,636	1,600	335
EBITDA(7)	13,068	(13,499)	6,581	5,955	18,759
Capital expenditures	781	874	3,210	3,317	4,893

(1)
The consolidated financial data includes data relating to the operations, balance sheet data, cash flow and other data relating to DTM Corporation from the date of its acquisition in August 2001. Such acquisition was accounted for under the purchase method of accounting.

(2)
Our financial statements for the years ended December 31, 2000 and 2001 were restated in 2003 in connection with the audit of our consolidated financial statements for the year ended December 31, 2002 after we determined that revenue had been erroneously recognized in the fourth quarter of 2002 with respect to 12 equipment sales transactions that should have been recognized in other periods. In connection with a review of those transactions, it was determined that some additional transactions in 2002, 2001 and 2000 did not satisfy all criteria of our revenue recognition policy. Two of the transactions that were identified for which we had recognized approximately $1,236 of revenue in 2001 and $390 of revenue in 2000 were ultimately reversed, and no revenue with respect to those transactions was recognized in subsequent periods. The transactions that were reversed with respect to 2002 were excluded from our statement of operations for the year ended December 31, 2002.

  The effect of these adjustments was as follows (in thousands, except per share data):

	Year ended December 31, 2001
	As originally reported	Adjustments	As previously restated
Consolidated revenue	$121,224	$(2,484)	$118,740
Net income (loss)	$(1,341)	$(1,106)	$(2,357)
Net income (loss) per share available to common stockholders:
Basic	$(0.11)	$(0.08)	$(0.19)
Diluted	$(0.11)	$(0.08)	$(0.19)
	Year ended December 31, 2000
	As originally reported	Adjustments	As previously restated
Consolidated revenue	$109,675	$(389)	$109,286
Net income (loss)	$8,144	$(274)	$7,870
Net income (loss) per share available to common stockholders:
Basic	$0.69	$(0.03)	$0.66
Diluted	$0.63	$(0.02)	$0.61
(3)
As of December 31, 2003, we changed our method of accounting for amortization of one of our patent licenses. Amortization of the license cost had been based upon the number of units produced during the period as a percentage of the total number of units estimated to be sold over the life of the license. We treated this change as a change in accounting principle. See Note 2 to the Consolidated Financial Statements for the year ended December 31, 2004. The effect of this change in accounting principle was to increase our cost of sales in 2003 by $320 and our net loss in 2003 by $1,396. As a result of this change, the amortization of the license cost in 2003 was applied on a straight-line basis over the approximate 7-year life of the license and is included in cost of sales. The $1,076 cumulative effect of this change in accounting principle, if applied retroactively, would have increased cost of sales by $310, $263 and $345 for the years ended December 31, 2002, 2001 and 2000, respectively. The increase in cost of sales would have had a corresponding effect on other elements of our results of operations for those periods. We had previously recorded amortization expense in cost of sales of $108, $155 and $74 for the years ended December 31, 2002, 2001 and 2000, respectively.

(4)
As of December 31, 2003, we changed our method of accounting for legal fees incurred in the defense of our patents and license rights. These costs had been recorded as intangible assets on the balance sheet and were being amortized over the lives of the related patent or license rights, which range from seven to nine years. We treated this change as a change in accounting principle. See Note 2 to the Consolidated Financial Statements for the year ended December 31, 2004. As a result of this change, legal fees incurred in the defense of patents and licenses for the year ended December 31, 2003 were recorded as part of selling, general and administrative expenses. Amounts of such legal fees previously capitalized for the years ended December 31, 2002, 2001 and 2000 of $4,487, $827 and $1,065, respectively, were expensed in 2003 and were recorded as a cumulative effect of this change in accounting principle in the statement of operations, net of accumulated amortization of $415. We had previously recorded $283 and $132 of amortization expense for these capitalized legal fees for the years ended December 31, 2002 and 2001, respectively. No amortization expense was recorded for such legal fees in 2000.

(5)
The Series B Convertible Preferred Stock paid a cumulative cash dividend at an annual rate of $0.48 per share until May 5, 2004 and thereafter pays a cumulative cash dividend at an annual rate of $0.60 per share, payable semi-annually in arrears in May and November when, as and if declared by the Board of Directors. All dividends required to have been paid on the Series B Convertible Preferred Stock have been declared and paid through December 31, 2004.

  These shares are convertible into Common Stock at any time at the election of the holders on a share-for-share basis. We have the right to call the Series B Convertible Preferred Stock for redemption at any time after May 5, 2006, and the Series B Convertible Preferred Stock is subject to mandatory redemption on May 5, 2013. In either case, the redemption price will be $6.00 per share, plus any accrued and unpaid dividends, to the extent that shares then remain outstanding.

(6)
Basic and diluted net loss per share in 2003 included a loss of $0.55 per share arising from the cumulative effect of the changes in accounting principles discussed in Notes 3 and 4 above. Before giving effect to such cumulative effect, basic and diluted net loss per share amounted to $1.55.

(7)
EBIT is defined as income (loss) before interest expense and provisions for income taxes. EBITDA is defined as EBIT plus depreciation and amortization. Our management believes that EBIT and EBITDA are of interest to investors as frequently used measures of a company's ability to generate cash to service its obligations, including debt service obligations, and to finance capital and other expenditures. EBIT and EBITDA do not purport to represent net earnings or net cash provided by operating activities, as those terms are defined under generally accepted accounting principles, and should not be considered as an alternative to such measurements or as indicators of our performance. Our definition of EBIT and EBITDA may not be comparable to similarly titled measures used by other companies. EBIT and EBITDA are among the indicators used by our management to measure the performance of our operations and are also among the criteria upon which performance-based compensation may be based. The following table sets forth the reconciliation of EBIT and EBITDA to net cash (used in) provided by operating activities for the five years ended December 31, 2004.

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(dollars in thousands)
Reconciliation of net cash provided by operating activities to EBIT and EBITDA:
Net cash provided by operating activities	$2,928	$1,182	$1,314	$6,649	$5,126
Adjustment for items included in cash provided by operating activities but excluded from the calculation of EBIT and EBITDA:
Valuation allowance for deferred taxes	—	—	(7,813)	—	—
Deferred income taxes	—	—	—	1,882	(1,979)
Gain on arbitration settlement	—	—	20,310	—	—
Adjustments to allowance accounts	216	(990)	(2,942)	(290)	—
Adjustments to inventory reserves	310	(1,755)	(585)	(336)	—
Net gain (loss) on disposal of fixed assets	(231)	(386)	(263)	(834)	—
Tax benefit related to stock option exercises	—	—	—	(1,215)	(2,046)
Equity compensation	(634)	(1,321)	(64)	—	(52)
Payment of interest on employee note with stock	4	5	—	—	—
Forgiveness of employee loan	—	—	—	—	(47)
Cumulative effect of changes in accounting principles	—	(7,040)	—	—	—
Impairment of intangible assets of OptoForm Sarl assets	—	(847)	—	—	—
Changes in operating assets and liabilities, net	6,924	(6,444)	(14,921)	(509)	13,113
Interest expense	2,490	2,990	2,636	1,600	335
Income tax expense (benefit)	1,061	1,107	8,909	(992)	4,309

EBITDA	$13,068	$(13,499)	$6,581	$5,955	$18,759
Less: depreciation and amortization	(6,956)	(8,427)	(9,902)	(7,704)	(6,245)

EBIT	$6,112	$(21,926)	$(3,321)	$(1,749)	$12,514

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with the selected consolidated financial data and our consolidated financial statements set forth in this Annual Report on Form 10-K. Certain statements contained in this discussion may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, as discussed more fully herein.

        The forward-looking information set forth in this Annual Report on Form 10-K is provided as of the date of this filing, and we undertake no duty to update that information. More information about potential factors that could affect our business and financial results is included in the section entitled "Cautionary Statements and Risk Factors" below.

Overview

        We design, develop, manufacture, market and service rapid 3-D printing, prototyping and manufacturing systems and related products, materials and customer services that enable complex three-dimensional objects to be produced directly from computer data without tooling, greatly reducing the time and cost required to produce prototypes or customized production parts. Our consolidated revenue is derived primarily from the sale of our systems, the sale of the related materials used by the systems to produce solid objects and the provision of services to our customers.

        We brought in new senior management late in 2003 and early in 2004 and re-assigned some capable existing management. Our new management team embarked on a number of changes to re-direct the company and to improve operating and financial performance. Specifically, during the latter part of 2003 and during 2004, we took the following actions:

  •
  Established clear priorities

  •
  Developed a comprehensive strategy

  •
  Recruited and realigned the management team

  •
  Recapitalized the business

  •
  Settled significant litigation

  •
  Created strategic alliances

  •
  Effected corporate governance changes

  •
  Implemented preferable accounting policies

  •
  Strengthened our financial controls

  •
  Entered into a new revolving credit facility

  •
  Introduced new products

  •
  Outsourced equipment assembly operations

  •
  Migrated some of our convertible debt to equity

  •
  Improved operating results

        The operating and financial impacts of the foregoing positive changes have begun to be reflected in our financial results. Because of our stronger operating and financial base, we expect that we can now direct more of our focus to growth initiatives. There can be no assurance that our operations or financial results will continue to improve or that we will succeed in our growth initiatives.

  Growth strategy

        We are pursuing a growth strategy that focuses on seven strategic initiatives:

  •
  Improving our customer's bottom line

  •
  Developing significant product applications

  •
  Expanding the range of customer services

  •
  Accelerating new product development

  •
  Optimizing cash flow and our supply chain

  •
  Creating a performance-based ethical culture

  •
  Developing people and opportunities

        Improving our customer's bottom line.    We believe that our success depends on the success of our customers. Understanding our customers' objectives and businesses should enable us to quickly incorporate their needs into our product offerings and to offer them effective solutions to their business needs. By offering them effective solutions to their needs, we should be able to provide them with solutions that significantly improve their own profitability.

        Developing significant product applications.    We believe that our ability to focus on industries that provide significant growth opportunities enables us to accelerate the adoption of our business solutions and to create significant new applications for a continually expanding customer base. By focusing our efforts on two significant addressable opportunities, 3-D Printing and Rapid Manufacturing, we are working to build a business model that can provide sustained growth, that has predictable performance characteristics, and whose performance should be less sensitive to cyclical economic behavior.

        Expanding our range of customer services.    We believe that our desire to improve our customer's bottom line demands the creation of new and innovative services designed to meet specific customer needs. We are working to establish faster, simpler business practices designed to make our customers' experience with us easier and friendlier.

        Accelerating new product development.    We believe that our growth depends on our ability to bring to market new materials, systems and services through quick and targeted development cycles. Technology and innovation are at the heart of this initiative. As an industry leader, we believe that the only sure way to sustain growth is through our commitment to technological leadership.

        Optimizing cash flow and supply chain.    We believe that our profitability, competitiveness and cash flow should be enhanced by our ability to optimize our overall manufacturing operations and supply chain. Through the implementation of lean order-to-cash operations, coupled with selective strategic outsourcing, we are working to derive tangible operating improvements and to improve our overall return on assets.

        Creating a performance-based ethical culture.    We believe that the success of our strategic initiatives will depend on our ability to execute them within the framework of a performance-based culture that seeks to meet the needs of our customers, stockholders and other constituencies within the framework of a corporate culture that is committed to strong principles of business ethics and compliance with law. We recognize the need to align our performance with our organizational capabilities and practices and our strategic vision to enable us to grow at the rate we expect, to drive operating improvements at the rate we expect, and to make the progress against targets necessary to create the necessary alignment.

        Developing people and opportunities.    We believe that our success depends heavily on the skill and motivation of our employees and that we must therefore invest in the skills that our employees possess and those that we need to accomplish our strategic initiatives.

        As with any growth strategy, there can be no assurance that we will succeed in accomplishing our strategic initiatives.

  2004 results

        The following table sets out the amounts and percentages of our revenue by class of product and service for each of the three years ended December 31, 2004.

	2004		2003		2002
	(dollars in thousands)
Systems and other products	$45,977	36.7%	$41,081	37.3%	$49,420	42.6%
Materials	37,999	30.3	32,003	29.1	31,619	27.3
Services	41,403	33.0	36,931	33.6	34,922	30.1

Totals	$125,379	100.0%	$110,015	100.0%	$115,961	100.0%

        Consolidated revenue increased in 2004 compared to 2003, continuing a trend that began in the fourth quarter of 2003. Our consolidated revenue in 2003 and 2002 had decreased compared to the immediately preceding years. Revenue from each of our classes of products and services also increased in 2004 compared to 2003.

        While we believe that 3-D printing and rapid manufacturing present us with opportunities for growth, our traditional rapid prototyping business continues to be another important opportunity and a core part of our business. During 2004, we worked to rejuvenate and reshape our core business while developing new products that address our growing 3-D printing and rapid manufacturing opportunities.

        Throughout the year, we launched several new stereolithography materials including Accura® si 50, an ABS-like material, and Accura® si 45 material, a specialty fast-build material designed for our SLA® legacy systems. We also commercialized several new proprietary plastic, metal and engineered nano-composite materials designed to deliver certain desired metal and plastic parts' attributes and performance characteristics. Along with these new materials, we launched two manufacturing-capable systems that address the needs of our core business as well as our rapid manufacturing opportunities.

        For 2004:

  •
  We introduced 17 new products and services from the latter part of 2003 through the end of 2004. Certain of these new products contributed significantly to our higher level of revenue in 2004. Revenue from new products and services in 2004 was 12.9% of consolidated revenue.

  •
  We recorded operating income of $5.6 million arising out of our higher revenue, an improved gross profit margin and lower operating expenses. This was the first year in which we reported operating income since 2000.

  •
  We recorded $1.0 million of net income available to common stockholders in 2004 compared to a $26.9 million loss in 2003. This was primarily the result of higher operating income, lower interest and other expense, net, and the absence of cumulative effects of changes in accounting principles, partially offset by higher preferred stock dividends.

  New equipment systems

        Since the latter part of 2003, we have introduced several new systems that use the technologies drawn from each of our three technology platforms, including:

  •
  In the fourth quarter of 2003, our standard model of the InVision™ 3-D Printer;

  •
  In June 2004, the InVision™ HR 3-D Printer, a new model of 3-D Printer that has a high-resolution capability that enables jewelry, dental, medical implant and precision alloy manufacturers to produce fine-feature, highly detailed parts rapidly;

  •
  In July 2004, the Sinterstation® HiQ™ SLS® system, a new manufacturing-capable selective laser sintering system; and

  •
  In October 2004, the Viper™ HA SLA® system, a dual-vat stereolithography system for the production of hearing aid shells.

  New materials

        Since the latter part of 2003, we have also introduced several new materials, including:

  •
  In 2003, VisiJet® materials for 3-D printing applications;

  •
  In 2003, Amethyst™ materials for stereolithography applications;

  •
  In 2003, LaserForm™ A6 steel-based materials for selective laser sintering applications;

  •
  In July 2004, Bluestone™ SL material, a new engineered nano-composite material for SLA® systems;

  •
  DSM Somos® stereolithography materials, which we have begun to distribute;

  •
  In September 2004, Accura® si 50 SL material in two colors for SLA® systems to provide parts with a look and feel similar to molded ABS thermoplastic parts;

  •
  In September 2004, four additional VisiJet® color materials for the InVision™ 3-D Printer; and

  •
  In November 2004, Accura® si 45 SL material for our SLA® 250 system.

  Other new products

        During 2004, we also announced the availability of other new products, including LS 3.3 software for SLS® systems, the InVision™ Finisher for the InVision™ 3-D Printer, and the ProClean™ SL part washer for stereolithography parts. During 2004, we also introduced several service contract alternatives to offer additional, flexible service contract options to our customers, and we entered into distribution agreements with certain suppliers of stereolithography materials that should enable us to broaden the range of materials that we can supply to our stereolithography customers.

  Outsourcing of equipment assembly activities

        In July 2004, we announced that we had begun to engage selected design and manufacturing companies to assemble our equipment portfolio, including our InVision™ 3-D Printers and our Viper™ SLA® systems. Subsequently, one of these companies began to assemble our InVision™ 3-D Printers, and another began to assemble our Viper™ SLA® systems. By the end of 2004, we had outsourced substantially all of our equipment assembly activities to these engineering and assembly suppliers and outsourced to them the refurbishment of used equipment systems and the assembly of field service kits as well. The cost of implementing these outsourcing activities amounted to approximately $0.4 million in 2004. We do not expect future costs of implementing these outsourcing activities to be material. We do, however, expect that they will lead to lower costs and that they will enable us to reduce our inventories related to our systems and their related parts and components.

        For a discussion of the financial effect of these activities in 2004, see Note 5 to the Consolidated Financial Statements for the year ended December 31, 2004 and "Liquidity and Capital Resources" below. We are also working with these suppliers on several development projects for new generations of SLA® and SLS® systems that we expect to commercialize in 2005.

        We believe that transitioning non-core activities such as assembly operations to specialty companies that have developed equipment assembly as one of their core competencies should enable us to improve the quality and cost of our systems and should lead to an improvement in our financial operating profile.

  Cash flow and liquidity

        In December 2004, we called our outstanding 7% convertible subordinated debentures for redemption. As of December 30, 2004, all of the holders of these debentures had converted them into 833,312 shares of Common Stock. The conversion of these debentures will eliminate $0.7 million of annual interest expense for 2005 and future years and shifted 10.5% of our capitalization from subordinated debt to stockholders' equity.

        As of June 30, 2004, we entered into a $15 million secured revolving credit agreement with Silicon Valley Bank. We did not make any borrowings under that facility during 2004, and we do not intend to borrow against it given our current cash position and our currently anticipated future cash flow. We view this facility as a liquidity backstop that may also be used for foreign currency exposure management and letter of credit issuances, and in that regard we had $1.0 million of foreign currency forward contracts outstanding with Silicon Valley Bank at December 31, 2004. See "Liquidity and Capital Resources—Outstanding debt."

        While we continued to consume cash in our business during the first nine months of 2004 as we worked to resolve our legacy legal and other matters, cash provided by operating activities was $2.9 million for the full year as a result of our stronger overall operating performance. Our unrestricted balance of cash and cash equivalents at the end of 2004 was $26.3 million, an increase of $2.3 million compared to the end of 2003. See "Liquidity and Capital Resources—Working capital" and "—Cash flow."

  Resolution of legacy legal issues

        During 2004, we settled on terms favorable to us all of the lawsuits pending from 2003 and prior years. Most notably, the long-standing litigation between us and EOS GmbH was settled early in February 2004, and in October the SEC informed us of its decision to close its investigation without any enforcement action with respect to us. We recorded $3.5 million of legal and related costs in selling, general and administrative expenses in resolving these matters in 2004. See "Legal Proceedings."

  Changes in management

        As we have previously disclosed, beginning in the latter part of 2003, we brought new management to our company. A number of senior management positions were filled with individuals from outside our company who have many years of relevant management experience, and other managers were re-assigned. Beginning late in the third quarter of 2003, we hired a new chief executive officer, chief financial officer, general counsel and new head of operations, and, in 2004, we hired a new head of global sales and head of engineering. Also, three capable existing managers were re-assigned to head global marketing, global services and technology. See "Executive Officers."

Results of Operations for 2004, 2003 and 2002

  Consolidated revenue

        The principal factors affecting our consolidated revenue in the three years ended December 31, 2004 were changes in unit volume, the combined effect of changes in product mix and average selling prices, and foreign currency translation.

        For 2004, consolidated revenue increased 14.0% to $125.4 million from $110.0 million in 2003. Consolidated revenue in 2003 decreased 5.1% from $116.0 million in 2002.

        The increase in consolidated revenue in 2004 was primarily due to higher unit sales in each of our classes of products and services and the favorable effect of foreign currency translation. Sales of new products and services introduced since the latter part of 2003, increased by $14.5 million to $16.1 million, which increase was partially offset by a decline in unit sales of our mature equipment systems and materials. New systems and materials introduced since the fourth quarter of 2003 that contributed to our higher revenue in 2004 included our standard InVision™ 3-D Printer, our high resolution InVision™ HR 3-D Printer, the Sinterstation® HiQ™ SLS® system and VisiJet®, Amethyst™ and LaserForm™ A6 materials. Revenue from other new products was not material to our operating results in 2004.

        The decline in consolidated revenue in 2003 compared to 2002 was due primarily to the worldwide economic slowdown that affected 2003 and 2002 although those adverse effects were partially offset by the added revenue of DTM Corporation, which we acquired in August 2001. The year 2002 was the first year in which revenue from DTM's operations was included for a full year. Other factors that adversely affected our revenue in these years also included:

  •
  Increased demand by customers for lower-cost and smaller-frame systems;

  •
  A reduction in the volume of stereolithography materials that we sold following the termination of our distribution agreement with Vantico, Inc. in 2002 and the subsequent introduction of our own stereolithography materials;

  •
  Limited new product introductions; and

  •
  Customer concerns regarding our financial performance and stability.

        Foreign currency had a $5.8 million favorable impact on consolidated revenue in 2004 and a $3.4 million favorable impact in 2003 due to the strengthening in each year of foreign currencies compared to the U.S. dollar. Excluding the positive effect of foreign currency translation, consolidated revenue would have increased 8.7% for 2004 and would have decreased 8.1% for 2003.

        Revenue in 2002 included a license fee of $0.9 million that we received from Sony Corporation for a license of certain of our North American patents and software copyrights for use in the field of stereolithography in North America pursuant to a settlement that we entered into with the U.S. Department of Justice of a civil action that it had commenced in 2001 to permanently enjoin our acquisition of DTM Corporation. In addition, in 2002, we recorded $0.5 million in cost of sales associated with this license fee that we were obligated to pay to the original owner of these patents.

  Revenue by class of product and service

        The components of the change in revenue by class of product and service for 2004 are shown in the following table, together with the corresponding percentage of that change compared to the 2003 level of revenue for that product or service.

	Systems and other products		Materials		Services		Net change in consolidated revenue
	(dollars in thousands)
Volume—core products and services	$(4,440)	(10.8)%	$(1,776)	(5.5)%	$1,240	3.3%	$(4,976)	(4.7)%
Volume—new products and services	9,432	23.0	3,587	11.2	1,514	4.1	14,533	13.4
Price/mix	(2,207)	(5.4)	2,257	7.0	—	—	50	0.1
Foreign currency translation.	2,111	5.1	1,928	6.0	1,718	4.7	5,757	5.2

Net change in consolidated revenue	$4,896	11.9%	$5,996	18.7%	$4,472	12.1%	$15,364	14.0%

        As set forth in the tables on pages 23 and 26:

  •
  Revenue from systems and other products increased 11.9% to $46.0 million in 2004 from $41.1 million in 2003 but remained below its level of $49.4 million in 2002. Revenue from systems and other products represented 36.7%, 37.3% and 42.6% of consolidated revenue for 2004, 2003 and 2002, respectively.

  •
  Revenue from materials increased 18.7% to $38.0 million for 2004 from $32.0 million for 2003 and $31.6 million in 2002. Revenue from materials represented 30.3%, 29.1% and 27.3% of consolidated revenue for 2004, 2003 and 2002, respectively.

  •
  Revenue from services increased 12.1% to $41.4 million for 2004 from $36.9 million for 2003 and $34.9 million in 2002. Revenue from services represented 33.0%, 33.6% and 30.1% of consolidated revenue for 2004, 2003 and 2002, respectively.

        The increase in revenue from systems and other products in 2004 was primarily due to $9.4 million arising from higher unit sales of our new systems and a favorable $2.1 million effect of foreign currency translation, partially offset by a $4.4 million decline in unit sales of our mature equipment systems and a $2.2 million combined effect of changes in product mix and average selling prices. The partially offsetting effect of product mix and average selling prices on revenue from systems was primarily due to price declines in mature systems. The continuing decline in systems' sales as a percentage of consolidated revenue reflected primarily the price change differential between mature systems and materials from 2003 to 2004.

        The decrease in revenue from systems and related products in 2003 was primarily due to a $7.6 million decrease in volume and a $1.0 million decrease in average selling prices, partially offset by $1.1 million arising from the favorable effect of foreign currency translation. The decreases in volume and average selling prices arose primarily from a shift in product mix from larger-frame to smaller-frame systems worldwide. Our sales of small-frame systems benefited modestly in 2003 from new applications, including hearing aids and jewelry. In addition, other systems' revenue, mostly derived from rentals, royalties and other products, decreased by $0.8 million.

        Systems' orders and sales tend to fluctuate from period to period as a result of a number of factors, including the types of systems ordered by customers, customer acceptance of new products, the timing of product shipments, world economic conditions and fluctuations in foreign exchange rates. Our systems are generally purchased by our customers as capital equipment items, and purchasing decisions may have a long lead time. Due to the price of certain systems, including our mature systems, and the overall low unit volumes, the acceleration or delay of shipments of a small number of mature systems from one period to another can significantly affect our system sales and the associated product mix for the period involved.

        The increase in revenue from materials in 2004 was primarily due to $3.6 million arising from higher unit sales of new products, a $2.3 million favorable combined effect of price and mix and a $1.9 million favorable effect of foreign currency translation, partially offset by a $1.8 million decline in unit volume of our mature materials.

        In 2003, a $5.8 million increase in volume of materials sold and a $1.4 million favorable effect of foreign currency translation related to materials sold was largely offset by $6.8 million arising from lower average selling prices.

        The increase in revenue from services in 2004 was primarily due to $2.8 million arising from higher unit volume and to the $1.7 million favorable effect of foreign currency translation. The higher unit volume in 2004 was primarily derived from services related to our new InVision™3-D Printers and installation of upgrade kits for Sinterstation®HiQ™ SLS® systems, and, to a lesser extent, from expanded services for mature systems.

        The higher level of revenue from services in 2003 was due primary to a $1.3 million increase in revenue from upgrading existing products and a $1.0 million favorable effect of foreign currency translation associated with service activities, partially offset by a $0.3 million decrease in maintenance, warranty and other revenues.

  Revenue by geographic region

        Each geographic area in which we operate contributed to our higher revenue in 2004 compared to that in 2003. Revenue by geographic area in which we operate is shown in the following table.

	Year ended December 31,
	2004		2003		2002
	(dollars in thousands)
U.S. operations	$52,024	41.5%	$51,888	47.2%	$57,338	49.4%
European operations	52,407	41.8	41,976	38.1	44,538	38.4
Asia-Pacific operations	20,948	16.7	16,151	14.7	14,085	12.2

Total revenue	$125,379	100.0%	$110,015	100.0%	$115,961	100.0%

        The components of the changes in revenue by geographic region for 2004 are shown in the following table, together with the corresponding percentage of that change compared to the 2003 level of revenue for that geographic area.

	U.S.		Europe		Asia-Pacific		Net change in consolidated revenue
	(dollars in thousands)
Volume	$(1,055)	(2.0)%	$7,140	17.0%	$3,472	21.5%	$9,557	8.7%
Price/mix	1,191	2.3	(1,748)	(4.2)	607	3.8	50	0.1
Foreign currency translation.	—	—	5,039	12.0	718	4.4	5,757	5.2

Net change in consolidated revenue	$136	0.3%	$10,431	24.8%	$4,797	29.7%	$15,364	14.0%

        As set forth in the foregoing tables:

  •
  Revenue from U.S. operations was essentially flat in 2004 compared to 2003, and it remained below its level of $57.3 million in 2002 as lower unit volume was offset by the combined effect of price and mix. During 2004, we focused on the restructuring and realignment of our U.S. sales organization, which was completed by year-end. Revenue from U.S. operations represented 41.5%, 47.2% and 49.4% of consolidated revenue for 2004, 2003 and 2002, respectively.

  •
  Revenue from operations outside the U.S. increased to 58.5% of consolidated revenue for 2004 from 52.8% of consolidated revenue for 2003 and 50.6% for 2002. Excluding the favorable effect of foreign currency translation only for the current year, revenue from operations outside the U.S. would have been 56.5% of consolidated revenue for 2004 and 51.3% of consolidated revenue for 2003.

  •
  Revenue from European operations increased 24.8% to $52.4 million for 2004 from $42.0 million for 2003, reversing a decline from $44.5 million in 2002. Including the effect of foreign currency translation, European revenue was 41.8%, 38.1% and 38.4% of consolidated revenue for 2004, 2003 and 2002, respectively.

  •
  Revenue from Asia-Pacific operations increased 29.7% to $20.9 million for 2004 from $16.2 million for 2003 and $14.1 million for 2002. Including the effect of foreign currency translation,

    Asia-Pacific revenue was 16.7%, 14.7% and 12.2% of consolidated revenue for 2004, 2003 and 2002, respectively.

        The increase in revenue in Europe and the Asia-Pacific region in 2004 was primarily due to higher unit volume and the favorable effect of foreign currency translation in each geographic area, partially offset, in the case of Europe, by the combined effect of product mix and lower average selling prices for systems. Excluding the $5.8 million favorable effect of foreign currency translation, revenue from operations outside the U.S. would have increased 16.3% for 2004 compared to 2003.

        The $5.5 million decrease in revenue from U.S. operations in 2003 was primarily due to a $5.2 million decrease in systems' revenue and a $1.1 million decrease in materials' revenue, partially offset by a $0.7 million increase in service revenue. The decline in systems' revenue in 2003 resulted primarily from a change in product mix from larger-frame systems to smaller-frame systems which led to a $1.3 million increase in volume that was more than offset by a $5.2 million decline in average selling prices for systems and a $1.3 million decline in revenue from other products. The decrease in materials' revenue resulted from a $4.8 million decrease in average selling prices that was partially offset by a $3.7 million increase in volume. The small increase in service revenue resulted primarily from an increase in product up-grade revenue, partially offset by a decrease in installation and service revenue.

        Consolidated revenue from operations outside the United States, primarily in Europe and the Asia-Pacific region, was $58.2 million in 2003 and $58.6 million in 2002, as changes in revenue from our products and services were almost completely offset by the favorable effect of foreign currency translation. For information with respect to revenue by geographic area, see Note 24 to the Consolidated Financial Statements for the year ended December 31, 2004.

        The decrease in European revenue in 2003 included $3.1 million arising from the favorable effect of foreign currency translation, which was more than offset by a $3.0 million decrease in volume and a $1.4 million decrease in average selling prices for systems, materials' volume increases of $1.1 million that were more than offset by average selling price decreases of $2.0 million, and service revenue decreases of $0.3 million as a result of a reduction in service maintenance contracts.

        The increase in Asia-Pacific revenue in 2003 resulted primarily from a $3.7 million increase from higher average selling prices across our product lines, a $1.0 million increase in materials' volume, and $0.3 million arising from the favorable effect of foreign currency translation, partially offset by a $2.9 million decrease in volume of systems' sales.

  Costs and margins

        Cost of sales increased 3.6% to $69.3 million in 2004 from $66.9 million in 2003, reflecting our higher revenue, and it declined to 55.3% of consolidated revenue in 2004 from 60.8% of consolidated revenue in 2003. Cost of sales declined 3.6% in 2003 from $69.3 million in 2002, representing 59.8% of consolidated revenue in 2002.

        The increase in cost of sales in 2004 was due primarily to our higher revenue, partially offset by a favorable net impact of product and service costs and mix changes. Systems' costs per unit were generally lower due to manufacturing and supply chain efficiencies, partially offset by production ramp-up costs associated with the introduction of new products and under-absorbed direct manufacturing costs associated with the outsourcing of our equipment assembly activities to third parties. Materials' costs increased on balance as a result of mix changes. Service costs benefited from lower warranty costs and performance efficiencies.

        The decrease in cost of sales in 2003 resulted primarily from the effect of lower revenue partially offset by a $1.6 million effect of foreign currency translation. Cost of sales in 2003 also included $0.3 million attributable to the change in accounting principle relating to the discontinuance of the unit-of-production method of amortization for one of our patent licenses. See Note 2 to the Consolidated

Financial Statements for the year ended December 31, 2004. As noted below under "Severance and other restructuring costs," during 2002 and 2003, we took steps to reduce our direct labor costs as a result of the lower level of revenue.

        We experienced an improvement in our gross profit and gross profit margin in 2004 compared to 2003, reversing a decline that had occurred from 2002 to 2003. Gross profit increased 30.0% to $56.1 million from $43.1 million in 2003 and $46.6 million in 2002.

        The $12.9 million increase in gross profit in 2004 was due primarily to increased revenue including favorable foreign exchange translation effects on revenue and favorable mix changes.

        The $3.5 million decline in gross profit in 2003 was due primarily to changes in product mix. Our materials' revenue, increases in service revenue and product upgrades contributed favorably to gross profit. However, these favorable effects were more than offset by a decrease in margins from sales of our systems that arose from the change in product mix referred to above.

        Our gross profit margin increased to 44.7% of consolidated revenue in 2004 compared to 39.2% in 2003 and 40.2% in 2002.

        Gross profit margin for products increased to 47.7% of consolidated product revenue in 2004 from 45.5% of 2003 consolidated revenue and 46.5% of 2002 consolidated product revenue. The increase in product margins in 2004 was due primarily to increased revenue, including net favorable foreign currency effects, net cost increases which were proportionately less than revenue increases for the reasons mentioned above and favorable mix changes, partially offset by costs associated with carrying out customer conversions to our materials from materials provided by other suppliers.

        Gross profit margin on services increased to 38.7% of consolidated service revenue for 2004 from 26.7% of 2003 consolidated service revenue and 25.7% of 2002 consolidated service revenue. Service margins in 2004 continued to benefit from higher revenues and lower costs associated with lower warranty costs and greater performance efficiencies.

  Selling, general and administrative expenses

        We experienced declines in selling, general and administrative expenses during 2004 compared to 2003.

        For 2004, selling, general and administrative expenses declined 19% to $39.4 million from $48.6 million in 2003. In 2003, these expenses increased $0.3 million from $48.3 million in 2002. Selling, general and administrative expenses were 31.4%, 44.2% and 41.7% of consolidated revenue in 2004, 2003 and 2002, respectively.

        The $9.2 million decrease in selling, general and administrative expenses in 2004 was primarily due to:

  •
  a $5.0 million decline in legal costs, primarily related to reduced patent litigation costs as a result of litigation settlements during 2004, and the absence in 2004 of legal fees incurred in 2003 related to our revenue recognition investigation relating to 2002 and previous years;

  •
  $1.2 million of lower bad debt expense;

  •
  The absence in 2004 of the $0.8 million impairment charge in 2003 related to technology associated with the curtailed product commercialization efforts in our Optoform Sarl unit;

  •
  $0.6 million of lower accounting fees associated with the absence in 2004 of costs incurred in 2003 related to our revenue recognition investigation; and

  •
  $1.4 million of lower costs related to depreciation, travel and entertainment expenses, outside vendor processing costs, consulting professional fees and utility costs,

partially offset by

  •
  $1.4 million of higher fees and expenses related to our compliance with Section 404 of The Sarbanes-Oxley Act of 2002; and

  •
  $1.1 million of higher employee compensation, recruitment and relocation expenses.

        In 2004, legal costs amounted to $5.1 million compared to an adjusted $10.1 million in 2003. These costs included $3.1 million of fees and expenses associated with the completion of the settlement of the EOS GmbH and Hitachi Zosen litigations and with our compliance with the SEC and Department of Justice subpoenas. On October 29, 2004, we received a letter from the SEC stating that it had closed its investigation and did not intend to recommend any enforcement action with respect to us. See "Legal Proceedings."

        During 2004, we began to realize the benefit of replacing our previous self-insured medical benefit program with an insured program in February 2004. Employee benefit expenses declined in 2004 primarily as a result of the adoption of this new insured program and included a $0.7 million decrease in our reserve for future claims under the former self-insured program.

        We realized cost savings of $10.3 million in 2003 from the reductions in workforce and improved cost controls undertaken in 2003 and 2002 and $1.1 million in lower commissions, but these cost savings were more than offset by $4.6 million of legal and other professional fees incurred in investigations related to our revenue recognition practices related to prior years conducted by the Audit Committee and the Securities and Exchange Commission, a Department of Justice inquiry and other litigation and $1.8 million of executive recruitment and other expenses. In addition, as of December 31, 2003, we changed our accounting policy of capitalizing legal fees incurred in the defense of our patent rights, resulting in additional legal fees of $4.7 million being charged to selling, general and administrative expenses in 2003. See Note 2 to the Consolidated Financial Statements for the year ended December 31, 2004. We also evaluated our intangible assets relating to our 2001 acquisition of OptoForm Sarl at December 31, 2003 and determined that approximately $0.8 million of the value of the intangible assets arising from that transaction was impaired. We accordingly wrote-off that amount to selling, general and administrative expenses.

        Bad debt expense, which amounted to $1.0 million in 2003, was reduced by $1.2 million in 2004 to a $0.2 million credit. Tighter credit and collection management also resulted in a 9-day reduction in days sales outstanding (DSO) from 62 days in 2003 to 53 days in 2004 and a $0.9 million reduction in receivables more than 90 days past due from the end of 2003 to the end of 2004. Bad debt expense for 2002 was approximately $2.9 million, of which $1.6 million was recorded in the fourth quarter of 2002.

        The amounts expensed in the fourth quarter of 2002 included $0.4 million relating to the 1999 sale of certain assets of our Keltool® business to a company that became insolvent late in 2002. The $2.5 million remainder of our bad debt expense for 2002 consisted of trade receivables and was recorded over the course of 2002 as circumstances indicated that collection of those amounts was unlikely. Approximately $1.7 million of these trade receivables related to customers with financial difficulties, and the balance of them related to customers with payment disputes relating to matters such as product performance. This bad debt expense included specific allowances of $0.4 million, $0.4 million, $0.9 million and $0.8 million for trade receivables that were originally invoiced in 1999, 2000, 2001 and 2002, respectively. While we believed prior to 2002 that the prior-year receivables were collectible based on the facts and circumstances at that time, during 2002 we made the judgment based on changed circumstances that additional specific reserves should be taken as the economic environment during 2002 and the latter part of 2001 resulted in financial difficulties for certain customers, as we considered other relevant factors related to these receivables on a case by case basis, and as we tightened our working capital management efforts.

        As required by SFAS No. 123 (revised 2004), which relates to the expensing of stock options and certain other equity compensation, we intend to begin to expense previously issued equity awards for which service has not been rendered beginning on July 1, 2005. As of December 31, 2004, we estimate our maximum expense for existing stock option awards as a result of the adoption of SFAS No. 123R to be approximately $2.0 million, of which $0.6 million would be recognized for the second half of 2005, $0.8 million would be recognized for 2006 and $0.6 million would be recognized for 2007. This projected expense will change if any stock option awards are granted or cancelled prior to the respective reporting periods or if any changes are required to be made for estimated forfeitures as of July 1, 2005.

  Research and development expenses

        Research and development expenses increased to $10.5 million in 2004 from $9.0 million in 2003 after being reduced from $15.4 million in 2002. We anticipate that research and development expenses will continue to increase in 2005 as we continue to devote our efforts on selected research and development projects and that they should be in the range of 7% to 8% of consolidated revenue due to increased activity with selected projects.

        The 41% decrease in research and development expenses in 2003 was primarily due to cost savings realized from the reductions in workforce and other cost-saving measures undertaken in 2002 and 2003 that are discussed below.

  Severance and restructuring costs

        Severance and other restructuring costs amounted to $0.6 million in 2004 and $0.4 million in 2003, but in both years they were substantially below their level of $4.4 million in 2002.

        We accrued $0.4 million of severance expenses during 2004 in connection with the outsourcing of our equipment assembly activities in Grand Junction, Colorado, a personnel realignment in Europe and certain other personnel changes in the United States, which we expect to be our total cash outlay for these severance expenses. We had expended $0.2 million of these severance expenses at December 31, 2004 and expect to expend the remainder in 2005. While we expect that the outsourcing of our equipment assembly operations should result in lower costs, we are not yet in a position to predict the amount of any cost savings.

        In previous restructuring activities in July 2002, we closed our office in Austin, Texas, which we had acquired as part of our acquisition of DTM Corporation in 2001, and our sales office in Farmington Hills, Michigan. With respect to the closing of these facilities, we accrued $0.6 million in 2002 covering a portion of the exit costs from such facilities for the remaining terms of the underlying leases, one of which expired in 2004 and the other of which expires in 2006.

        The unaccrued portion of these facilities' exit costs, amounting to $0.4 million at December 31, 2003, reflected a reduction in the exit costs arising from sublease rent that we estimated would be received for portions of the remaining terms of such leases. Because those facilities had not yet been subleased, we accrued an additional $0.2 million of those exit costs during 2004 to fully provide for the estimated remaining exit costs. We expect our cash outlays to implement these closures to be up to $1.2 million, and we expect to realize $0.3 million in annualized cost savings (on a full-year run-rate basis) from the closure of these facilities, which savings should be realized in the future once the exit costs are paid.

        We carried out several reductions in force in 2002 and 2003. Substantially all of the restructuring costs that we accrued in connection with these reductions in force had been expended as of December 31, 2003, and those restructurings had been substantially completed as of that date. Our cash outlays to implement these reductions in force were $3.9 million. We estimated that approximately $9.8 million in annualized cost savings (on a full-year run-rate basis) were realized by the end of 2003 as a result of the headcount reductions implemented pursuant to these reductions in force and the related savings in compensation and employee benefit expense. We do not expect to realize any material amount of additional savings on an annual run-rate basis from those reductions in force.

        In 2003, we eliminated approximately 43 positions from our workforce. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," we recorded severance expense of $0.4 million in 2003 in connection with these reductions.

        In 2002, we implemented two reductions in workforce worldwide resulting in the elimination of 172 positions. As discussed above, in July 2002, we also closed our offices in Austin, Texas and Farmington Hills, Michigan.

        All costs incurred in connection with these restructuring activities are included as severance and other restructuring costs in our consolidated statements of operations. At December 31, 2004, our restructuring reserve for unexpended restructuring costs amounted to $0.5 million. See Note 14 to the Consolidated Financial Statements for the year ended December 31, 2004.

  Income (loss) from operations

        As a result of our higher consolidated revenue, our higher gross profit margin and our relatively lower operating costs and expenses discussed above, we recorded $5.6 million of income from operations in 2004, representing 4.5% of consolidated revenue for 2004.

        Operating loss for 2003 declined 30.0% from $21.4 million in 2002 to $15.0 million in 2003 as the decline in our operating costs was partially offset by a decline in gross profit.

        On a geographic basis, we recorded operating losses in the United States in each year, which included primarily research and development expenses, legal fees and expenses, and certain other operating expenses incurred in the United States.

        Depreciation and amortization declined to $7.0 million in 2004 compared to $8.4 million in 2003 and $9.9 million in 2002. The decline in depreciation and amortization in 2004 was primarily the result of reduced depreciation associated with lower levels of fixed assets and, to a lesser extent, the lower level of capital expenditures during 2004 and 2003.

  Interest and other expense, net

        Interest and other expense, net, which consists primarily of interest expense, decreased to $2.0 million for 2004 from $2.9 million in 2003 and $3.0 million in 2002. The decrease in 2004 was due primarily to the absence in 2004 of interest expense associated with borrowings under a credit facility with U.S. Bank, National Association that we repaid and terminated in the fourth quarter of 2003 and an increase in interest income arising from the short-term investment of excess cash, partially offset by added interest expense associated with the 6% convertible subordinated debentures that we issued in the fourth quarter of 2003. See Note 16 to the Consolidated Financial Statements for the year ended December 31, 2004.

        In December 2004, we called our 7% convertible subordinated debentures for redemption, and as of December 30, 2004 all of those debentures had been converted into Common Stock. As a result, we will not incur the $0.7 million of annual interest expense associated with those debentures in 2005 and future years.

  Provisions for income taxes

        We recorded a $1.1 million provision for income taxes in both 2004 and 2003 compared to an $8.9 million provision for income taxes in 2002.

        Our 2004 and 2003 tax provisions arose primarily from taxes on foreign operations. During 2004, our deferred tax assets declined by $2.1 million, primarily from the use of net operating loss carryforwards to offset taxable income, and our deferred tax liabilities declined by $1.0 million, primarily related to amortization of intangibles. As a result, our net deferred tax assets and our valuation allowance declined by $1.1 million. The accumulated valuation allowance for our net deferred tax assets was $28.8 million and $29.9 million at December 31, 2004 and 2003, respectively.

        The decline in our provision for income taxes in 2003 was due primarily to the absence in 2003 of the $12.9 million increase in the valuation allowance for deferred tax assets originating in 2002 and prior years that we recorded in 2002.

        During 2003, we recorded an $11.1 million tax benefit arising primarily from our net loss for the year, and we increased our valuation allowance for net deferred tax assets by the same amount in light of our cumulative and continuing losses.

  Cumulative effect of changes in accounting principles

        As discussed above, as of December 31, 2003, we changed our method of accounting for legal fees incurred in the defense of our patents and license rights and of amortizing one of our patent licenses. We adopted such changes retroactively to January 1, 2003. See Note 2 to the Consolidated Financial Statements for the year ended December 31, 2004. As a result, for 2003, we recorded a cumulative effect of such changes in accounting principles of approximately $7.0 million, net of applicable income tax effect, in addition to the $4.7 million incremental increase in selling, general and administrative expenses mentioned above and a $0.3 million increase in cost of sales.

  Net income (loss)

        We recorded net income of $2.6 million for 2004 compared to net losses of $26.0 million in 2003 and $14.9 million in 2002.

        The principal reasons that we reported net income in 2004 were:

  •
  our operating income in 2004 compared to an operating loss in 2003;

  •
  the decrease in interest and other expenses, net in 2004; and

  •
  the absence, in 2004, of the $7.0 million cumulative effect of the changes in accounting principles discussed above,

that were partially offset, with respect to net income available to common stockholders, by

  •
  a $0.7 million increase in dividends and accretion of issuance costs in 2004 with respect to our Series B Convertible Preferred Stock.

        The principal reasons for our higher net loss in 2003 were:

  •
  the absence in 2003 of the effect of the $18.5 million arbitration gain that we recorded in 2002;

  •
  the $7.0 million cumulative effect of the changes in accounting principles discussed above; and

  •
  with respect to net loss available to common stockholders, the accrual of $0.9 million of dividends on our Series B Convertible Preferred Stock, which began in 2003,

that more than offset

  •
  the $6.5 million reduction in our loss from operations; and

  •
  the $7.8 million reduction in our provision for income taxes.

The arbitration gain in 2002 arose from a settlement that we entered into in 2002 with Vantico, Inc. in connection with the termination of a Distribution Agreement and a Research and Development Agreement that provided for Vantico to pay us $22.0 million, which was satisfied when Vantico delivered 1.55 million shares of Common Stock to us in April 2002. We recorded $18.5 million of that settlement as other income, $1.8 million as a reimbursement for legal and professional fees and the balance in stockholders' equity. See Note 26 to the Consolidated Financial Statements for the year ended December 31, 2004.

        Net income available to common stockholders for 2004 was $1.0 million, after giving effect to $1.5 million of dividends and accretion of preferred stock issuance costs with respect to our Series B Convertible Preferred Stock. On a per share basis, basic income per share available to the common stockholders in 2004 was $0.08 and such fully diluted income per share was $0.07.

        In 2003, for the reasons set forth above, our net loss available to common stockholders was $26.9 million or $2.10 per share of Common Stock (basic and diluted). Excluding the $7.0 million cumulative effect of the changes in accounting principles discussed above, net loss available to common stockholders was $19.9 million or $1.55 per share of Common Stock. These net losses in 2003 also included the preferred stock dividends mentioned above, including accretion of preferred stock issuance costs. In December 2003, we paid $0.6 million in dividends to the holders of the Series B Convertible Preferred Stock. On a per common share basis, the effect of such dividends on the common stockholders was to increase the loss per share available to common stockholders in 2003 by $0.07 per share.

        The dilutive effects of our outstanding stock options for the 2003 period, and of the convertible subordinated debentures and Series B Convertible Preferred Stock in the 2004 and 2003 periods, were excluded as they would have been anti-dilutive.

        Our net loss available to common stockholders in 2002 was $14.9 million or $1.16 per share of Common Stock (basic and diluted).

Liquidity and Capital Resources

        During the three years ended December 31, 2004, our principal sources of liquidity were the net proceeds from external financing transactions, cash flow from operations and, in 2004, net proceeds from the exercise of stock options.

  Working capital

        Our net working capital increased to $28.3 million at December 31, 2004 from $18.8 million at December 31, 2003. This increase resulted primarily from:

  •
  a $2.3 million increase in cash and cash equivalents at December 31, 2004;

  •
  a $3.0 million reduction in accrued liabilities;

  •
  a $1.9 million reduction in deferred revenue; and

  •
  a $3.0 million increase in prepaid expenses and other current assets,

partially offset by

  •
  a $0.6 million reduction in accounts receivable, net; and

  •
  a $0.2 million reduction in inventory, net.

        The increase in cash and cash equivalents arose primarily from our net cash from operating activities in 2004, which was partially offset by the net effect of the cash used in investing activities and provided by financing activities and by the effect of exchange rate changes on cash.

        The $3.0 million reduction in accrued liabilities arose primarily from:

  •
  a $1.1 million reduction in accrued health costs;

  •
  a $0.9 million reduction in taxes payable;

  •
  a $0.7 million reduction in royalties payable;

  •
  a $0.6 million reduction in accrued liquidated damages;

  •
  the absence in 2004 of the $0.5 million accrual for Regent Pacific settlement costs, which were paid during 2004; and

  •
  $0.8 million of other reductions in accrued liabilities, including reductions in payroll and related taxes, in the amounts to be paid to the former RPC shareholders and in accrued professional services, partially offset by

  •
  $0.8 million relating to the product financing arrangements discussed below;

  •
  a $0.5 million increase in the accrual for bonuses and commissions;

  •
  a $0.2 million increase in the accrual for severance and restructuring costs; and

  •
  a $0.1 million increase in other accruals, including interest and sales and use taxes.

See Note 12 to the Consolidated Financial Statements for the year ended December 31, 2004.

        The $1.9 million reduction in deferred revenue resulted primarily from the timing of the renewal of certain customer service contracts and of the recognition of revenue on certain sales of systems.

        The $3.0 million increase in prepaid expenses and other current assets arose primarily from our recording at December 31, 2004, in accordance with SFAS No. 49, a $2.3 million non-trade receivable from, and $0.7 million of progress payments to, certain of the equipment assemblers that we engaged during 2004 to assemble our InVision™ 3-D printing equipment, our Viper™ SLA® systems and certain other equipment items, to refurbish used equipment systems and to assemble field service kits for sale by us to our customers. See Note 5 to the Consolidated Financial Statements for the year ended December 31, 2004.

        The reductions in accounts receivable, inventory, accounts payable and the other items of working capital not discussed above arose in the ordinary course of business.

        In connection with our outsourcing activities, we agreed to sell to those third parties components of our raw materials' inventory related to those systems. Those sales made through December 31, 2004 have been recorded in the financial statements as a product financing arrangement under SFAS No. 49, "Accounting for Product Financing Arrangements." Pursuant to SFAS No. 49, we recorded the $2.3 million non-trade receivable classified in prepaid expenses and other current assets on the consolidated balance sheet for the year ended December 31, 2004 reflecting the book value of the inventory sold to the assemblers. At December 31, 2004, $0.8 million remained in inventory, and we had recorded a corresponding accrued liability representing our non-contractual obligation to repurchase assembled systems and refurbished parts produced from such inventory. Such amount is included in the accrued liabilities discussed above. Under these arrangements, the Company generally purchases assembled systems from the assemblers following our receipt of an order from a customer or as needed from the assembler to repair a component or to service equipment. Under certain circumstances, we anticipate that we may purchase assembled systems from the assemblers prior to the receipt of an order from a customer. At December 31, 2004, we had made $0.7 million of progress payments to an assembler for systems forecasted to be required for resale to customers after December 31, 2004.

        In connection with these outsourcing arrangements, we expect to continue to supply raw materials' inventory related to the assembly of our systems to our third-party assemblers until they make arrangements to obtain such materials from third-party suppliers. We expect the non-trade receivable referred to above to be reduced by payments made to us by the assemblers for inventory sold to them. The amount recorded as inventory held by the assemblers and the amount of such non-trade receivable increases as we sell additional inventory to the assemblers, and the related accrued liability referred to above decreases as we purchase from the assemblers assembled systems produced from such inventory.

        Components of inventories were as follows (in thousands of dollars):

	December 31, 2004	December 31, 2003
Raw materials	$3,522	$3,124
Inventory held by assemblers	812	—
Work in process	492	1,059
Finished goods	4,686	5,511

Total	$9,512	$9,694

  Cash flow

        The following table summarizes the cash used in or provided by operating activities, investing activities and financing activities, as well as the effect of exchange rate changes on cash, for the years ended December 31, 2004, 2003 and 2002:

	2004	2003	2002
	(dollars in thousands)
Cash provided by operating activities	$2,928	$1,182	$1,314
Cash used in investing activities	(1,935)	(2,131)	(11,015)
Cash provided by financing activities	1,147	22,229	5,843
Effect of exchange rate changes on cash	182	395	189

Net increase (decrease) in cash and cash equivalents	$2,322	$21,675	$(3,669)

  Cash flow from operations

        Net cash provided by operating activities in 2004 was $2.9 million, which resulted from our $2.6 million of net income and the combined $0.3 million net effect of non-cash depreciation and amortization and changes in operating accounts in the ordinary course of business.

        Net cash provided by operating activities in 2003 was $1.2 million as substantially all of our net loss of $26.0 million was offset by changes in non-cash expenses and in operating accounts. The changes in the operating accounts arose in the ordinary course of business. Non-cash items included:

  •
  a $7.0 million charge for the cumulative effect (through December 31, 2002) of the changes in accounting principles discussed above;

  •
  an $0.8 million impairment for intangible assets acquired in the 2001 acquisition of OptoForm Sarl, which we recorded at December 31, 2003;

  •
  $8.4 million of depreciation and amortization;

  •
  $2.7 million of adjustments to allowance accounts; and

  •
  $1.3 million of equity compensation expense.

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

  Cash used in investing activities

        Net cash used in investing activities in 2004 was $1.9 million. Investing activities in 2004 consisted principally of purchases of property and equipment, additions to licenses and patents and software development costs.

        Capital expenditures were $0.8 million in 2004, $0.9 million in 2003 and $3.2 million in 2002. We expect our capital expenditures in 2005 to be in the range of $2 million to $3 million, primarily for information technology systems and hardware.

        Net cash used in investing activities in 2003 was $2.1 million, reflecting our reduced level of capital expenditures and the absence of capitalized patent legal defense costs relating to the change in accounting principle with respect to such costs that is discussed above.

        Net cash used in investing activities in 2002 was $11.0 million. These investing activities primarily related to additions to licenses and patents of $4.7 million related to capitalized patent legal fees and new patent filings, additions to property and equipment of $3.2 million for machinery and equipment, scheduled payments of $1.2 million for the OptoForm acquisition, and $2.0 million in payments for the RPC acquisition. These acquisitions were completed in 2001.

  Cash provided by financing activities

        Net cash provided by financing activities in 2004 was $1.1 million. The principal source of cash from financing activities in 2004 was $4.9 million received primarily from the exercise of stock options. Cash was used to pay preferred stock dividends, to pay liquidated damages and stock registration costs related to registration of previously issued securities, to make the semi-annual repayments required to be made in 2004 under our industrial development bonds and to pay certain other obligations that came due during the year.

        Net cash provided by financing activities in 2003 was $22.2 million. The principal sources of cash from such activities in 2003 were $37.3 million of net proceeds arising from the issuance of our Series B Convertible Preferred Stock and our 6% convertible subordinated debentures. We used $13.0 million of cash to repay bank debt outstanding with U.S. Bank, National Association. As a result, we had repaid all of our previously outstanding bank debt as of December 31, 2003.

        Net cash provided by financing activities in 2002 was $5.8 million. The principal sources of cash from such activities in 2002 were $12.5 million in proceeds from the sale of Common Stock and $44.6 million of long-term debt, partially offset by $52.5 million in repayments of long-term debt.

  Liquidity

        As discussed above, during the three years ended December 31, 2004, our principal sources of liquidity were the net proceeds from external financing transactions, cash flow from operations and, in 2004, proceeds from the exercise of stock options. As noted above, our unrestricted cash and cash equivalents increased by $2.3 million to $26.3 million at December 31, 2004 from $24.0 million at December 31, 2003 due primarily to the $2.9 million of cash generated in our operations in 2004 and the $1.1 million of cash provided by financing activities, which were partially offset by $1.9 million of cash used in investing activities.

  Outstanding debt

        Our outstanding debt at December 31, 2004 and 2003 was as follows:

	2004	2003
	(dollars in thousands)
Line of credit	$—	$—

Current portion of long-term debt:
Industrial development revenue bonds	$180	$165

Long-term debt, less current portion:
Industrial development bonds	$3,745	$3,925

Subordinated debt:
7% convertible subordinated debentures	$—	$10,000
6% convertible subordinated debentures	22,704	22,704

Total subordinated debt	$22,704	$32,704

  Silicon Valley Bank loan and security agreement

        As of June 30, 2004, we entered into a two-year loan and security agreement with Silicon Valley Bank. This credit facility provides that we and certain of our subsidiaries may borrow up to $15.0 million of revolving loans and includes sub-limits for letter of credit and foreign exchange facilities. The credit facility is secured by a first lien in favor of Silicon Valley Bank on certain of our assets, including domestic accounts receivable, inventory and certain fixed assets. Interest will accrue on outstanding borrowings at either the Bank's prime rate in effect from time to time or at a LIBOR rate plus 2.75%. We are obligated to pay, on a quarterly basis, a commitment fee equal to 0.375% per annum of the unused amount of the facility.

        The facility imposes certain limitations on our activities, including limitations on the incurrence of debt and other liens, limitations on the disposition of assets, limitations on the making of certain investments, and limitations on the payment of dividends on our Common Stock. The facility also requires us to comply with certain financial covenants, which include (a) a requirement to maintain a quick ratio (as defined) of at least 0.90 to 1.00 as of December 31, 2004 and of at least 1.00 to 1.00 as of March 31, 2005 and thereafter, (b) a requirement to maintain, at any time any revolving obligations (as defined) are outstanding under the facility equal to or in excess of $5 million, unrestricted cash in the United States in an amount not less than two-thirds of the amount of the outstanding revolving obligations, (c) a requirement to maintain, if there are any advances (as defined) outstanding under the facility at the end of any calendar quarter, a ratio of total liabilities less subordinated debt to tangible net worth (as each such term is defined) of not more than 2.10 to 1.00 as of December 31, 2004 and as of March 31, 2005 and thereafter of not more than 2.00 to 1.00, (d) a requirement to maintain, if there are any advances outstanding under the facility at the end of any calendar quarter, a tangible net worth (as defined) of not less than the sum of $20 million plus the amount of any tangible net worth additions (as defined), and (e) a requirement to maintain domestic tangible assets of not less than 25% of adjusted tangible assets (as such terms are defined). We were in compliance with these requirements at December 31, 2004.

        At December 31, 2004, we had $1.0 million of foreign exchange forward contracts outstanding with Silicon Valley Bank. No borrowings or letters of credit were outstanding under this facility at

December 31, 2004, and we do not currently expect to borrow under this credit facility due to our current cash position and our currently anticipated future cash flow. However, we expect this credit facility to provide us with additional liquidity as we grow and that it will allow us to better manage our foreign exchange exposure.

  Industrial development bonds

        Our Colorado facility was financed by industrial development bonds in the original aggregate principal amount of $4.9 million. At December 31, 2004, the outstanding principal amount of these bonds was $3.9 million. Interest on the bonds accrues at a variable rate of interest and is payable monthly. The interest rate at December 31, 2004 was 1.8%. Principal payments are due in semi-annual installments through August 2016. We have made all required payments of principal and interest on these bonds. The bonds are collateralized by, among other things, a first mortgage on the facility, a security interest in certain equipment and an irrevocable letter of credit issued by Wells Fargo Bank, N.A. pursuant to the terms of a reimbursement agreement between us and Wells Fargo. This letter of credit is in turn collateralized by $1.2 million of restricted cash that Wells Fargo holds.

        The reimbursement agreement contains financial covenants that require, among other things, that we maintain a minimum tangible net worth (as defined in the reimbursement agreement) of $23.0 million plus 50% of net income from July 1, 2001 forward and a fixed-charge coverage ratio (as defined in the reimbursement agreement) of no less than 1.25. As of December 31, 2004 and December 31, 2003, we were in compliance with the fixed-charge coverage ratio and the minimum tangible net worth covenant under this reimbursement agreement.

        However, as we have previously disclosed, during 2003, we operated under waivers of default under these financial covenants. On March 4, 2004, we and Wells Fargo entered into an amendment to the reimbursement agreement which stated that we were no longer in default of the financial covenants referred to above and that therefore Wells Fargo would no longer require us to replace the Wells Fargo letter of credit or to retire $1.2 million of the industrial development bonds, as it had previously indicated it might require us to do. Such amendment also amended certain of the criteria used to measure compliance with such financial covenants. It also added a provision that provides that we acknowledged that, upon the occurrence of any future event of default under the reimbursement agreement, Wells Fargo would not consider waiving such event of default unless and until we comply with all requirements imposed by Wells Fargo, which would include but not be limited to the immediate retirement of $1.2 million of the industrial development bonds. The amendment provides that funds for such repayment shall come first from our restricted cash then held by them, if any, and the balance from additional funds to be provided by us to the trustee of such bonds by us promptly upon notice from Wells Fargo. In addition, any event of default would result in an increase to the letter of credit fee from 1% of the stated amount of the letter of credit to 1.50% of the stated amount of the letter of credit prorated from the occurrence of such event of default until the next August 1, when the fee is due, and continuing for the life of the letter of credit. We are required to demonstrate our compliance with the financial covenants discussed above as of the end of each calendar quarter.

  7% convertible subordinated debentures

        The 7% convertible subordinated debentures were issued late in 2001 and were convertible at a price of $12.00 per share of Common Stock into an aggregate of 833,312 shares of Common Stock at any time at the option of the holders. The debentures bore interest at the rate of 7% per year, payable quarterly, and were subordinated to all senior indebtedness (as defined). They were redeemable in whole or in part at our option at any time after December 31, 2004 at an amount equal to 107% of their aggregate principal amount.

        As discussed above, in December 2004, we called the outstanding 7% convertible subordinated debentures for redemption. As of December 30, 2004, all of the holders of these debentures had converted them into 833,312 shares of Common Stock. The conversion of these debentures will eliminate $0.7 million of annual interest expense for 2005 and future years.

  6% convertible subordinated debentures

        The 6% convertible subordinated debentures bear interest at the rate of 6% per year payable semi-annually in arrears in cash on May 31 and November 30 of each year. They are convertible into shares of Common Stock at the option of the holders at any time prior to maturity at $10.18 per share, subject to customary anti-dilution adjustments. They are currently convertible into approximately 2.2 million shares of Common Stock. We have the right to redeem the debentures, in whole or in part, commencing on November 24, 2006 at a price equal to 100% of the then outstanding principal amount of the debentures being redeemed, together with all accrued and unpaid interest and other amounts due in respect of the debentures. If we undergo a change in control (as defined), the holders may require us to redeem the debentures at 100% of their then outstanding principal amount, together with all accrued and unpaid interest and other amounts due in respect of the debentures. The debentures are subordinated in right of payment to senior indebtedness (as defined). At the time the debentures were issued, we granted registration rights to the purchasers of the debentures pursuant to which, subject to certain terms and conditions, we agreed to file a registration statement to register for resale under the Securities Act of 1933, as amended (the "Securities Act"), the shares of Common Stock into which the debentures are convertible. The conditions to our obligation to file such registration statement have not yet been satisfied, and no such registration statement is currently pending.

  Commitments and contingencies

        We lease certain facilities under non-cancelable operating leases expiring through 2009. The leases are generally on a net-rent basis, under which we pay taxes, maintenance and insurance. Leases that expire are expected to be renewed or replaced by leases on other properties. Rental expense for the years ended December 31, 2004, 2003 and 2002 was $2.3 million, $2.6 million and $2.8 million, respectively.

        Future contractual payments at December 31, 2004 are as follows:

	2005	2006	2007	2008	2009	Later Years	Total
	(dollars in thousands)
Industrial development bonds(1)	$236	$248	$264	$281	$297	$2,973	$4,299
6% convertible subordinated debentures(2)	1,362	1,362	1,362	1,362	1,362	24,044	30,854
Series B convertible preferred stock(2)	1,580	1,580	1,580	1,580	1,580	24,233	32,133
Liquidated damages(3)	36	—	—	—	—	—	36
Payments to RPC shareholders(3)	602	—	—	—	—	—	602
Non-cancelable operating leases	2,956	2,528	1,625	610	1	—	7,720

Total	$6,772	$5,718	$4,831	$3,833	$3,240	$51,250	$75,644

(1)
Includes interest at the 1.8% rate in effect at December 31, 2004 and scheduled principal payments in each year. Scheduled principal payments are due as follows (dollars in thousands):

Year	Principal Amount Due
2005	$180
2006	200
2007	220
2008	240
2009	265
Thereafter	2,820

Total	$3,925

(2)
Includes interest or cumulative dividends, as the case may be, in each period at the rate provided for in each of these instruments and assumes that they will not be converted into Common Stock and will remain outstanding until their respective final maturity dates. After giving effect to voluntary conversions in 2004, 2,620,850 shares of the Series B Convertible Preferred Stock were outstanding at December 31, 2004.

(3)
Reflects amounts owing to the former shareholders of RPC Ltd. under an agreement entered into with them in 2003 and our obligation to compensate certain stockholders who acquired shares of Common Stock in private placement transactions for our failure to maintain an effective registration statement that would permit such holders to sell such shares.

  Series B convertible preferred stock

        The Series B Convertible Preferred Stock accrues dividends, on a cumulative basis, at $0.60 per share each year while it remains outstanding. Prior to May 6, 2004, the cumulative dividend rate was $0.48 per share per year.

        The Series B Convertible Preferred Stock is senior to our Common Stock and any other stock that ranks junior to the Series B Convertible Preferred Stock. Dividends are payable semi-annually, when, as and if declared by the Board of Directors, on May 5 and November 5 of each year while these shares remain outstanding. In addition, the Series B Convertible Preferred Stock votes equally with our Common Stock and, as of December 31, 2004, is convertible at any time at the option of the holders on a share-for-share basis into 2,620,850 shares of Common Stock. The Series B Convertible Preferred Stock is redeemable at our option at any time after May 5, 2006. We must redeem any shares of Series B Convertible Preferred Stock that remain outstanding on May 5, 2013. The redemption price in either case is $6.00 per share plus any accrued and unpaid dividends. At the time of its issuance, we agreed to prepare and file a registration statement under the Securities Act in order to register for resale the Common Stock issuable upon conversion of the Series B Convertible Preferred Stock. This obligation expires on May 5, 2005. The increase in the dividend rate referred to above occurred because no such registration statement was in effect on May 5, 2004.

  Stockholders' equity

        Stockholders' equity was $53.1 million at December 31, 2004, an increase of $16.4 million or 44.6% from the $36.7 million balance at December 31, 2003. The increase in stockholders' equity in 2004 resulted primarily from:

  •
  a $14.8 million increase in additional paid-in capital arising primarily from the conversion of $10 million aggregate principal amount of our 7% convertible subordinated debentures into Common Stock and the exercise of stock options;

  •
  a $2.6 million decrease in the accumulated deficit in earnings arising from our net income for the year; and

  •
  $0.7 million of accumulated other comprehensive income arising primarily from foreign currency translation adjustments,

partially offset by

  •
  $1.5 million of preferred stock dividends, including accretion of preferred stock issuance costs, reflecting the fact that 2004 was the first year that the preferred stock was outstanding for a full year as well as the higher dividend rate that went into effect in May 2004; and

  •
  $0.1 million of other items.

Quantitative and Qualitative Disclosures About Market Risk

        We are exposed to market risk from changes in interest rates and foreign currency exchange rates and commodity prices, which may adversely affect our results of operations and financial condition. We seek to minimize these risks through regular operating and financing activities and, when we consider it to be appropriate, through the use of derivative financial instruments. We do not purchase, hold or sell derivative financial instruments for trading or speculative purposes.

  Interest rates

        Our exposure to market-rate risk for changes in interest rates relates primarily to our cash investments and our outstanding industrial development bonds. We seek to minimize the risk to our cash investments by investing cash in excess of our operating needs in short-term, high-quality instruments issued by highly creditworthy financial institutions, corporations or governments. A hypothetical 1% or 100 basis point change in interest rates would not have a significant effect on our financial position or results of operation.

        From time to time, we may use derivative financial instruments, including interest rate swaps, collars or options, to manage our exposure to fluctuations in interest rates. At December 31, 2004 and 2003, we had no such financial instruments outstanding.

        The fair value of our fixed-rate debt and preferred stock varies with changes in interest rates and the market fluctuations for our Common Stock. Generally, the fair value of these fixed-rate instruments will increase as interest rates fall and decrease as interest rates rise. These instruments also contain options to convert them into shares of our Common Stock, and the fair value of these instruments is affected by our stock price and stock volatility.

        At December 31, 2004, the carrying value of our total debt had declined to $26.6 million from $36.8 million at December 31, 2003. This consisted of $22.7 million of fixed-rate debt at December 31, 2004 and $32.7 million of fixed-rate debt at December 31, 2003. The principal reasons for the decline in the carrying value of our total debt at December 31, 2004 were the conversion at the end of 2004 of our 7% convertible subordinated debentures into Common Stock and the making of the principal payments due during 2004 on our floating-rate industrial development bonds. The carrying value of our Series B Convertible Preferred Stock was $15.2 million at December 31, 2004 and 2003.

        The estimated fair value of our total debt was approximately $109.6 million at December 31, 2004 compared to $82.8 million at December 31, 2003. This value includes, with respect to our fixed-rate convertible securities, the cost of replacing these securities with borrowings at current rates and comparable maturities on the assumption that these securities will remain outstanding until their mandatory redemption dates. The fair value of our fixed-rate instruments is an estimate, which includes discounting of the outstanding balance to reflect current market rates of interest and an estimation of the value of the conversion options based on the Black-Scholes' option pricing model. The Black-Scholes' option pricing model attempts to value the options while giving effect to the term of the option, the exercise or strike price, the market price of our Common Stock and an estimate of the volatility of our Common Stock. Such changes in the fair value of our fixed-rate instruments do not alter our obligations to repay the outstanding principal amount of such debt or the total liquidation value of our outstanding preferred stock at maturity.

        The increase in estimated fair value of our fixed-rate instruments outstanding at December 31, 2004 was predominantly the result of a change from 10% to 11% in the interest rate used to discount the contractual payments associated with the instruments and, with respect to the value of the conversion options, an increase in the year-end market price of our Common Stock into which the instruments are convertible from $10.15 per share at December 31, 2003 to $19.88 per share at December 31, 2004. This increase was partially offset by the conversion of our 7% convertible subordinated debentures in the fourth quarter of 2004. A hypothetical 1% or 100 basis point change in interest rates would result in a change in the estimated fair value of our debt at December 31, 2004 of $2.8 million.

  Foreign exchange rates

        We transact business globally and are subject to risks associated with fluctuating foreign exchange rates. More than 50% of our consolidated revenue is derived from sales outside of the U.S. This revenue is generated primarily from the operations of our foreign sales' subsidiaries in their respective countries and surrounding geographic areas and is primarily denominated in each subsidiary's local functional currency although certain sales are denominated in other currencies, including U.S. dollars or the euro, rather than the local functional currency. These subsidiaries incur most of their expenses (other than intercompany expenses) in their local functional currency. These currencies include the euro, pound sterling, Swiss franc and Japanese yen.

        The geographic areas outside the United States in which we operate are not considered to be highly inflationary. Nonetheless, these foreign operations are sensitive to fluctuations in currency exchange rates arising from, among other things, certain intercompany transactions that are generally denominated in U.S. dollars rather than their respective functional currencies. Our operating results as well as our assets and liabilities are also subject to the effect of foreign currency translation when the operating results, assets and liabilities of our foreign subsidiaries are translated into U.S. dollars in our consolidated financial statements.

        The impact of foreign currency related items on our consolidated statements of operations resulted in a $0.2 million gain in 2004, compared to a $0.4 million loss in 2003 and a $0.6 million gain in 2002. The unrealized effect of foreign currency translation in 2004 resulted in a $0.7 million gain that was recorded in stockholders' equity as other comprehensive income, compared to a $3.1 million gain in

2003 and a $2.8 million gain in 2002. At December 31, 2004, a hypothetical change of 10% in foreign currency exchange rates would cause a change of $7.1 million to stockholders' equity on our consolidated balance sheet and a $5.8 million change in revenue in our consolidated statement of operations.

        We purchase from time to time materials and finished products from vendors that are denominated in currencies other than the functional currency of the purchasing entity. We hedge certain of the associated short-term payment liabilities using forward contracts. At December 31, 2004, the notional amount of these foreign exchange forward contracts totaled $1.1 million. At December 31, 2004, we had a remaining 0.7 million Swiss franc (approximately $0.5 million) obligation to the former stockholders of RPC, Ltd. which accrues interest at a fixed rate and the balance of which is due to be paid during 2005. We have hedged these principal and interest payment obligations using foreign currency forward contracts.

        As noted above, we may use derivative financial instruments, including foreign exchange forward contracts and foreign currency options, to fix or limit our exposure to currency fluctuations. We do not enter into derivative financial instruments for speculative or trading purposes. The terms of such instruments are generally twelve months or less. We do not hedge our foreign currency exposures in a manner that would entirely eliminate the effects of changes in foreign exchange rates on our consolidated net income or loss.

Commodity prices

        We use various commodity raw materials and energy products in conjunction with our manufacturing processes. Generally, we acquire such components at market prices and do not use financial instruments to hedge commodity prices. As a result, we are exposed to market risks related to changes in commodity prices of these components. A hypothetical 10% change in commodity prices for raw materials would cause a change of $0.7 million to cost of sales in our consolidated statement of operations.

Critical Accounting Policies and Significant Estimates

        The discussion and analysis of our results of operations and financial condition set forth in this Annual Report on Form 10-K is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make critical accounting estimates that directly impact our consolidated financial statements and related disclosures. Critical accounting estimates are estimates that meet two criteria: (1) the estimates require that we make assumptions about matters that are highly uncertain at the time the estimates are made; and (2) there exist different estimates that could reasonably be used in the current period, or changes in the estimates used are reasonably likely to occur from period to period, both of which would have a material impact on our results of operations or financial condition. On an on-going basis, we evaluate our estimates, including those related to the allowance for doubtful accounts, income taxes, inventory, goodwill, intangible and other long-lived assets, contingencies and revenue recognition. We base our estimates and assumptions on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        The following represent what we believe to be the critical accounting policies most affected by significant management estimates and judgments. Management has discussed these critical accounting policies, the basis for their underlying assumptions and estimates and the nature of our related disclosures herein with the Audit Committee of the Board of Directors.

  Revenue recognition

        Revenue from the sale of systems and related products is recognized upon shipment or when services are performed, provided that persuasive evidence of a sales arrangement exists, both title and risk of loss have passed to the customer and collection is reasonably assured. Persuasive evidence of a sales arrangement exists upon execution of a written sales agreement that constitutes a fixed and legally binding commitment between us and the buyer. Sales of our systems generally include equipment, a software license, a warranty on the equipment, training and installation. We allocate and record revenue in these transactions based on vendor-specific objective evidence that has been accumulated through historic operations, which, in most cases, is the price charged for the deliverable when sold separately. If fair value for all deliverables cannot be determined, we will use the residual method to determine the amount of the consideration to be allocated to the delivered items. We also evaluate the impact of undelivered items on the functionality of delivered items for each sales transaction and, where appropriate, defer revenue on delivered items when that functionality has been affected. Functionality is determined to be met if the delivered products or services represent a separate earnings process. Revenues from services are recognized at the time of performance. We provide end-users with maintenance under a warranty agreement for up to one year and defer a portion of the revenues at the time of sale based on the relative fair value of those services. After the initial warranty period, we offer these customers optional maintenance contracts. Deferred maintenance revenue is recognized ratably, on a straight-line basis, over the period of the contract. Our systems are sold with licensed software products that are integral to the operation of the systems. These software products are generally sold or licensed only for use in our systems.

        Shipping and handling costs billed to customers for equipment sales are included in product revenue in the consolidated statement of operations. Costs we incur that are associated with shipping and handling are included in product cost of sales in the consolidated statement of operations.

        Certain of our sales prior to 2003 were made through a sales agent to customers where substantial uncertainty existed with respect to collection of the sales price. The substantial uncertainty was generally a result of the absence of a history of doing business with the customer and an uncertain political environment in the country in which the customer conducted business. For these sales, we recorded revenue based on the cost recovery method, which requires that the sales proceeds received are first applied to the carrying amount of the asset sold until the carrying amount has been recovered. Thereafter, all proceeds are credited to sales. All revenue associated with these transactions was recorded prior to December 31, 2003.

        Credit is extended, and creditworthiness is determined, based on an evaluation of each customer's financial condition. New customers are generally required to complete a credit application and provide references and bank information to facilitate an analysis of creditworthiness. Customers with a favorable profile may receive credit terms based on that profile that differ from our general credit terms. Creditworthiness is considered, among other things, in evaluating our relationship with customers with past due balances.

        Our terms of sale generally require payment within 30 to 60 days after shipment of a product although we also recognize that longer payment periods are customary in some countries where we transact business. To reduce credit risk in connection with systems sales, we may, depending upon the circumstances, require significant deposits prior to shipment and may retain a security interest in a system sold until fully paid. In some circumstances, we may require payment in full for our products prior to shipment and may require international customers to furnish letters of credit. For services, we either bill customers on a time-and-materials basis or sell customers service agreements that are recorded as deferred revenue and provide for payment in advance on either an annual or other periodic basis.

  Allowance for doubtful accounts

        Our estimate for the allowance for doubtful accounts related to trade receivables is based on two methods. The amounts calculated from each of these methods are combined to determine the total amount reserved. First, we evaluate specific accounts where we have information that the customer may have an inability to meet our financial obligations (for example, bankruptcy). In these cases, we use our judgment, based on available facts and circumstances, and record a specific reserve for that customer against amounts due to reduce the receivable to the amount that is expected to be collected. These specific reserves are reevaluated and adjusted as additional information is received that impacts the amount reserved. Second, a reserve is established for all customers based on a range of percentages applied to aging categories. These percentages are based on historical collection and write-off experience. If circumstances change (for example, we experience higher-than-expected defaults or an unexpected material adverse change in a major customer's ability to meet our financial obligations that it has to us), the estimate of the recoverability of amounts due to us could be reduced by a material amount.

        Our allowance for doubtful accounts was $1.2 million at December 31, 2004 and $1.7 million at December 31, 2003. We believe that our allowance for doubtful accounts is a critical accounting estimate because it is susceptible to change and dependent upon events that may or may not occur, and because the impact of recognizing additional allowances for doubtful accounts may be material to the assets reported on our balance sheet and in our results of operations.

  Income taxes

        We and our domestic subsidiaries file a consolidated U.S. federal income tax return. Our non-U.S. subsidiaries file income tax returns in their respective local jurisdictions. We provide for income taxes on those portions of our foreign subsidiaries' accumulated earnings that we believe are not reinvested indefinitely in their business.

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

        We record deferred tax assets arising from temporary timing differences between recorded net income and taxable net income when and if we believe that future earnings will be sufficient to realize the tax benefit. For those jurisdictions where the expiration date of tax benefit carry-forwards or the projected taxable earnings indicate that realization is not likely, a valuation allowance is provided.

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

        In 2002, we determined, based upon our accumulated losses and our continuing operating losses, that it was more likely than not that we would not be in a position to realize our deferred tax assets in future years. Accordingly, in 2002, we increased our valuation allowance to $18.7 million, which reduced the carrying value of our net deferred tax assets to zero. During 2003, we recorded an $11.1 million tax benefit arising primarily from our net loss for the year, and we increased our valuation allowance for deferred tax assets by the same amount. At December 31, 2003, our accumulated valuation allowance was $29.9 million. At December 31, 2004, as a consequence of the use of $2.1 million of our deferred tax assets primarily attributable to net operating loss carryforwards, partially offset by a $1.0 million decline in our deferred tax liabilities, attributable to intangibles, our net deferred tax assets and our valuation allowance declined by $1.1 million to $28.8 million.

        We intend to maintain a valuation allowance for our net deferred tax assets until sufficient evidence exists to support the reversal or reduction of the allowance. If in future periods we determine that it is more likely than not that we will be able to recognize all or a portion of our deferred tax assets, we will at that time reverse or reduce the valuation allowance.

        We believe that our estimate of deferred tax assets and our determination to record a valuation allowance against such assets are critical accounting estimates because they are subject to, among other things, an estimate of future taxable income in the United States, which is susceptible to change and dependent upon events that may or may not occur, and because the impact of recording a valuation allowance may be material to the assets reported on our balance sheet and in our results of operations. The determination of our income tax provision is complex due to our having operations in numerous tax jurisdictions outside the United States, which are subject to certain risks, which ordinarily would not be expected in the United States. Tax regimes in certain jurisdictions are subject to significant changes, which may be applied on a retroactive basis. If this were to occur, our tax expense could be materially different than the amounts reported. Furthermore, as explained in the preceding paragraph, in determining the valuation allowance related to deferred tax assets, we adopt the liability method as required by SFAS No. 109. This method requires that we establish a valuation allowance if, based on the weight of available evidence, in our judgment it is more likely than not that the deferred tax assets may not be realized.

  Inventories

        Inventories are stated at the lower of cost or net realizable value, cost being determined on the first-in, first-out method. Reserves for slow moving and obsolete inventories are provided based on historical experience and current product demand. Our reserve for slow-moving and obsolete inventory was $2.7 million and $2.9 million at December 31, 2004 and 2003, respectively. We evaluate the adequacy of these reserves quarterly. Our determination of the allowance for inventory obsolescence is subject to change because it is based on management's current estimates of required reserves and potential adjustments.

        We believe that the allowance for inventory obsolescence is a critical accounting estimate because it is susceptible to change and dependent upon events that may or may not occur and because the impact of recognizing additional obsolescence reserves may be material to the assets reported on our balance sheet and in our results of operations.

  Goodwill and intangible and other long-lived assets

        We applied SFAS No. 141, "Business Combinations," in the allocation of the purchase prices when we acquired DTM Corporation, RPC Ltd. and OptoForm Sarl in 2001. The annual impairment testing required by SFAS No. 142, "Goodwill and Other Intangible Assets," requires us to use our judgment and could require us to write down the carrying value of our goodwill and other intangible assets in future periods. As required by SFAS No. 142, we have allocated goodwill to identifiable reporting units, which are tested for impairment using a two-step process detailed in the statement. The first step requires comparing the fair value of each reporting unit with our carrying amount, including goodwill. If that fair value exceeds the carrying amount, the second step of the process is not required to be performed, and no impairment charge is required to be recorded. If that fair value does not exceed that carrying amount, companies must perform the second step that requires an allocation of the fair value of the reporting unit to all assets and liabilities of that unit as if the reporting unit had been acquired in a purchase business combination and the fair value of the reporting unit was the purchase price. The goodwill resulting from that purchase price allocation is then compared to the carrying amount with any excess recorded as an impairment charge.

        Pursuant to the requirements of SFAS No. 142, we are required to perform a valuation of our reporting units annually, or upon significant changes in our business environment. We performed an evaluation of our reporting units upon implementation of SFAS No. 142 in January 2002, and for the years ended December 31, 2002, 2003 and 2004 and concluded that the fair values of our reporting units exceeded their carrying values. Accordingly, no goodwill impairment adjustments were recorded for these years for goodwill that was recorded as part of the acquisition of DTM and RPC.

        We evaluate long-lived assets other than goodwill for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset are less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value. At December 31, 2003, we determined that an impairment of the acquired technology and other long-lived assets arising from the acquisition of OptoForm Sarl had occurred as it had become unlikely that the technology would be commercialized. Accordingly, future cash flows from this component of our reporting units are expected to be negligible. We recorded the estimated impairment amount of $0.8 million at December 31, 2003. See Note 9 to the Consolidated Financial Statements.

        We believe that our determination whether or not to recognize an impairment of goodwill or of intangible assets or other long-lived assets is a critical accounting estimate because it is susceptible to change, dependent upon estimates of the fair value of our reporting units, and because the impact of recognizing an impairment may be material to the assets reported on our balance sheet and to our results of operations.

  Contingencies

        We account for contingencies in accordance with SFAS No. 5, "Accounting for Contingencies." SFAS No. 5 requires that we record an estimated loss from a loss contingency when information available prior to issuance of our financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Accounting for contingencies such as legal and income tax matters requires us to use our judgment. At this time, we cannot reasonably estimate our contingencies, and accordingly, under the guidance of SFAS No. 5, no contingency has been recorded.

Recent Accounting Pronouncements

        In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, "Inventory Costs—an amendment of APB Opinion No. 43, Chapter 4." SFAS No. 151 clarifies the language used in Accounting Principles Board ("APB") Opinion No. 43 with respect to accounting for abnormal amounts of idle facility expenses, freight, handling costs and spoilage. The guidance does not result in a substantive changes in accounting for these costs but eliminates inconsistencies in wording between U.S. and international accounting standards. As such, this pronouncement is not expected to have any material impact on our consolidated statements of operations or financial position.

        In December 2004, FASB issued SFAS No. 153, "Exchanges of Non-monetary Transactions—an amendment of APB Opinion No. 29," which will become effective on July 1, 2005. APB No. 29 generally requires that exchanges of non-monetary assets be measured based on fair value of the assets exchanged but provided an exception for non-monetary exchanges of similar productive assets, which did not result in a change in carrying value for the new asset acquired even if the cash flows resulting from the exchange would change significantly. SFAS No. 153 eliminates the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. Non-monetary exchanges lack commercial substance if the cash flows to the entity will not change significantly as a result of the exchange. The adoption of this pronouncement is not expected to have any material impact on our consolidated statements of operations or financial position.

        In December 2004, FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment," that establishes standards for accounting for transactions in which a company exchanges its equity instruments for goods and services or incurs a liability in exchange for goods and services that is based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. The primary focus of this pronouncement is on issuing share-based payments for services provided by employees. This pronouncement also requires recognition of compensation expense for new equity instruments awarded or for modifications, cancellations or repurchases of existing awards starting July 1, 2005. Compensation expense for new equity awards, in most cases, will be based on the fair value of the stock on the date of grant and will be recognized over the service period. An award of a liability instrument, as defined by this pronouncement, will initially be recorded at fair value and will be adjusted each reporting period to the new fair value through the date of settlement. Under the terms of this pronouncement, we and other issuers will begin to expense equity awards using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards. For periods before the required effective date for which financial statements have not yet been issued, we have the option to elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required by Statement No. 123. We do not intend at this time to elect to apply the modified version of retrospective application, but we instead intend to begin to expense previously issued equity awards for which service has not been rendered beginning July 1, 2005. As of December 31, 2004, we estimate our maximum expense for existing stock option awards to be approximately $2.0 million, which would be recognized $0.6 million for 2005, $0.8 million for 2006 and $0.6 million for 2007. This projected expense will change if any stock option awards are granted or cancelled prior to the respective reporting periods or if there are any changes required to be made for estimated forfeitures as of the effective date.

        We also have an employee stock purchase plan that, as currently written, would be subject to SFAS No. 123 as revised in 2004. This plan would be a compensatory plan as defined by this pronouncement. We have determined that the impact of adopting this standard will not have a material effect on our consolidated financial statements with respect to the employee stock purchase plan.

Forward-Looking Statements

        This Annual Report on Form 10-K, including the discussion in "Cautionary Statements and Risk Factors" set forth below, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements involve risks and uncertainties as well as assumptions that, if they never materialize or prove incorrect, could cause our results and the results of our consolidated subsidiaries to differ materially from those expressed or implied by these forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including the difficulty of keeping expense growth at modest levels while increasing revenues, any projections of earnings, revenues or other financial items, any statements of the plans, strategies and objectives of management for future operations, any statement concerning proposed new products, services or developments, any statements regarding future economic conditions or performance, any statements of belief, and any statements of assumptions underlying any of the foregoing. These statements may use words such as "anticipate," "believe," "estimate," "expect," "intend," "predict," "project" and similar expressions as they relate to us or our management.

        Any forward-looking statements are based on management's beliefs and assumptions, using information currently available to us. We assume no obligation, and do not intend, to update these forward-looking statements.

        If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we projected. Any forward-looking statement you read in this Annual Report on Form 10-K reflects our current views with respect to future events and is subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity. All subsequent written and oral forward-looking statements attributable to us or individuals acting on our behalf are expressly qualified in their entirety by this paragraph. You should specifically consider the factors identified in this Annual Report on Form 10-K which would cause actual results to differ.

Cautionary Statements and Risk Factors

        The risks and uncertainties described below are not the only risks and uncertainties that we face. Additional risks and uncertainties not currently known to us or that we currently deem not to be material also may impair our business operations. If any of the following risks actually occur, our business, results of operations and financial condition could suffer. In that event the trading price of our Common Stock could decline, and you may lose all or part of your investment in our Common Stock. The risks discussed below also include forward-looking statements and our actual results may differ substantially from those discussed in these forward-looking statements.

  Our debt level could adversely affect our financial health and affect our ability to run our business.

        As of December 31, 2004, our debt had declined 28% from $36.8 million at the end of 2003 to $26.6 million. This debt included $0.2 million of principal payments due in 2005 under the industrial development bonds covering our Colorado facility, and $3.7 million due in installments under those bonds through 2016. This debt also includes $22.7 million of our 6% convertible subordinated debentures that are due in 2013. We also have outstanding approximately 2.6 million shares of Series B Convertible Preferred Stock that is required to be redeemed in 2013 at a liquidation value of $15.7 million excluding accrued and unpaid dividends.

        This level of debt and preferred stock could have important consequences to you as a holder of shares. We have identified below some of the material potential consequences resulting from this significant amount of debt and preferred stock:

  •
  We could be unable to obtain additional financing for working capital, capital expenditures, acquisitions and general corporate purposes.

  •
  Our ability to adapt to changing market conditions could be hampered. We could be more vulnerable in a volatile market and at a competitive disadvantage to our competitors that have less debt.

  •
  Our operating flexibility could be limited by restrictive covenants contained in credit documents such as restrictions on incurring additional debt, creating liens on properties, making acquisitions and paying dividends and requirements that we satisfy certain financial covenants such as the maintenance of certain levels of net worth, interest coverage ratios, fixed-charge coverage ratios or other financial covenants.

  •
  We could be subject to the risks that interest rates, interest expense and fixed charges will increase.

  •
  Our ability to plan for, or react to, changes in our business may be more limited.

  Our operating results may be insufficient to achieve compliance with financial covenants in financing documents, thereby causing acceleration of outstanding debt.

        During 2004, we generated operating income for the first time since 2000, reflecting higher revenue, higher gross margins and lower operating expenses for the 2004 year. At the end of 2004 and 2003, we were in compliance with the financial covenants that applied to us under our various financings. We cannot assure you that this favorable trend will continue.

        Our reimbursement agreement with Wells Fargo Bank, N.A. related to a letter of credit supporting the industrial development bonds outstanding at December 31, 2004 contains two financial covenants. One covenant requires us to maintain a fixed-charge coverage ratio (as defined) of 1.25. The other covenant requires us to maintain tangible net worth (as defined) of $23 million plus 50% of net income subsequent to July 1, 2002. As of December 31, 2004 and 2003, we were in compliance with both the fixed charge coverage ratio and the tangible net worth covenant. Nevertheless, if our current improved operating trend does not continue and we suffer future losses, those losses could cause us to breach either or both of these covenants. We previously received waivers from Wells Fargo Bank when we breached the fixed charge coverage ratio as of the end of 2002 and the third quarter of 2003.

        On March 4, 2004, we entered into an amendment to the reimbursement agreement with Wells Fargo that states that, with respect to defaults under such covenants in 2003, we are no longer in default of the financial covenants referred to above and that therefore Wells Fargo will no longer require us to replace the Wells Fargo letter of credit or to retire $1.2 million of the industrial development bonds, which it had previously suggested it might require us to do. Such amendment also amended certain of the criteria used to measure compliance with such financial covenants. It also added a provision that we acknowledged that, upon the occurrence of any future event of default under the reimbursement agreement, Wells Fargo will not consider waiving such event of default unless and until we comply with all requirements imposed by Wells Fargo, which shall include but not be limited to the immediate retirement of $1.2 million of the industrial development bonds. The amendment provides that funds for such repayment shall come first from our funds then held by Wells Fargo, if any, and the balance from additional funds to be provided by us to the trustee of such bonds promptly upon notice to us from Wells Fargo. In addition, any event of default would result in an increase to the letter of credit fee from 1% of the stated amount of the letter of credit to 1.5% of the stated amount of the letter of credit prorated from the occurrence of such event of default until the next August 1, when the fee is due, and continuing for the life of the letter of credit. We are required to demonstrate our compliance with these financial covenants as of the end of each calendar quarter.

        In 2004, we entered into a $15 million two-year secured revolving credit agreement with Silicon Valley Bank. That credit agreement also contains various financial covenants that we are required to comply with. See "Liquidity and Capital Resources—Outstanding debt." We were in compliance with those covenants at December 31, 2004.

        We had no outstanding borrowings under that facility at December 31, 2004, and we do not currently intend to make any borrowings under it given our cash position at December 31, 2004. Nevertheless, if we were to fail to comply with those covenants at any time, we could be prevented from using the facility for borrowings, foreign currency transactions and letters of credit, and we could be required to pay any amounts outstanding under the facility.

  If we were unable to generate net cash flow from operations or if we were unable to raise additional capital, our financial condition would be adversely affected.

        As discussed above, 2004 was the first year since 2000 that we generated income from operations, and, in the period from late 2001 through 2003, we depended heavily on external financings to provide us with cash for our operations. Even if the favorable trend in our operations that developed beginning in late 2003 continues, we cannot assure you that we would generate funds from operations or that capital would be available from external sources such as debt or equity financings or other potential sources to fund future operating costs, debt-service obligations and capital requirements. The lack of additional capital resulting from any inability to generate cash flow from operations or to raise equity or debt financing could force us to substantially curtail or cease operations and would, therefore, have a material adverse effect on our business. Further, we cannot assure you that any necessary funds, if available, would be available on attractive terms or that they would not have a significantly dilutive effect on our existing stockholders. If our financial condition worsens and we become unable to attract additional equity or debt financing or other strategic transactions, we could become insolvent or be forced to declare bankruptcy.

  Our balance sheet contains several categories of intangible assets totaling $55.9 million that we could be required to write off or write down based on the impairment of certain of those assets and our future performance, which could adversely impact our future earnings and stock price, our ability to obtain financing and adversely affect our customer relationships.

        As of December 31, 2004, we had $10.8 million of unamortized intangible assets, consisting of licenses, patents, acquired technology and other intangibles that we amortize over time. Any material impairment to any of these items could reduce our net income and could affect the trading price of our Common Stock.

        At December 31, 2004, we had $45.1 million in goodwill capitalized on our balance sheet. SFAS No. 142, "Goodwill and Other Intangible Assets," required, among other things, the discontinuance of the amortization of goodwill and certain other intangible assets that have indefinite useful lives and the introduction of impairment testing in their place. Under SFAS No. 142, goodwill and some indefinite-lived intangibles will not be amortized into results of operations, but instead will be tested for impairment at least annually, with impairment being measured as the excess of the carrying value of the goodwill or intangible asset over the fair value of the underlying asset. In addition, goodwill and intangible assets will be tested more often for impairment as circumstances warrant, and such testing could result in write-downs of some of our goodwill and indefinite-lived intangibles. Accordingly, we could, from time to time, incur impairment charges, which would be recorded as operating expenses when they are incurred and would reduce our net income and adversely affect our operating results.

        For additional information, see Notes 9 and 10 to the Consolidated Financial Statements for the year ended December 31, 2004 and "Management's Discussion and Analysis of Financial Condition and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Estimates—Goodwill and intangible and other long-lived assets."

  The mix of products that we sell could cause significant quarterly fluctuations in our gross margins, and those fluctuations in margins could cause fluctuations in net income or net loss.

        We work to expand continuously our product offerings, including our systems, materials and services, the number of geographic areas in which we operate and the distribution channels we use to reach various target product applications and customers. This variety of products, applications and channels results in a range of gross margins and operating income which can cause substantial quarterly fluctuations depending upon the mix of product shipments from quarter to quarter. We may experience significant quarterly fluctuations in gross margins or net income due to the impact of the mix of products, channels or geographic areas in which we sell our products from period to period. More recently, our mix of products sold has reflected increased sales of our lower-cost and smaller-frame systems, which may have lower gross margins compared to high-end stereolithography systems. If this trend continues over time, we may experience lower average gross margins and returns.

  We may be subject to product liability claims, which could result in material expense, diversion of management time and attention and damage to our business reputation.

        Products as complex as those we offer may contain undetected defects or errors when first introduced or as enhancements are released that, despite testing, are not discovered until after the product has been installed and used by customers. This could result in delayed market acceptance of the product or damage to our reputation and business. We attempt to include provisions in our agreements with customers that are designed to limit our exposure to potential liability for damages arising from defects or errors in our products. However, the nature and extent of these limitations vary from customer to customer, and it is possible that these limitations may not be effective as a result of unfavorable judicial decisions or laws enacted in the future. The sale and support of our products entails the risk of product liability claims. Any product liability claim brought against us, regardless of its merit, could result in material expense to, diversion of management time and attention and damage to our business reputation and ability to retain existing customers or to attract new customers.

  Political and economic events and the uncertainty resulting from them may have a material adverse effect on our market opportunities and operating results.

        The U.S. military campaigns against terrorism in Iraq, Afghanistan and elsewhere and continued violence in the Middle East have created many economic and political uncertainties, some of which may materially harm our business and revenue. As a result of these uncertainties, spending on capital equipment of the type that we sell may be weaker than spending in the economy as a whole. These uncertainties may also lead our customers in certain industries that are adversely affected by them not only to delay purchases of equipment and systems but also the materials and services that we sell as well. The long-term effects of these uncertainties on our customers, the marketplace for our Common Stock, the market for our services and the U.S. economy as a whole are uncertain. The consequences of any additional terrorist attacks or of any expanded armed conflicts are unpredictable, and we may not be able to foresee events that could have an adverse effect on our market opportunities or our business.

  We face significant competition in many aspects of our business, which could cause our revenue and gross margins to decline.

        The competition in our industry could cause us to reduce sales prices or incur additional marketing or production costs, which could result in decreased revenue, increased costs and reduced margins. We compete for customers with a wide variety of producers of equipment for models, prototypes and other three-dimensional objects as well as producers of materials and services for this equipment. Some of our existing and potential competitors are researching, designing, developing and marketing other types of competitive equipment, materials and services. Many of these competitors have financial, marketing, manufacturing, distribution and other resources substantially greater than those of ours.

        Except for the Sinterstation® HiQ™ SLS® system that we introduced in June 2004 and the Viper™ HA SLA® system introduced in October 2004, we have not introduced any significant product advances in our SLA® or SLS® systems in 2004, 2003 or 2002. These factors may have negatively affected our ability to compete effectively. Any reduction in our research and development efforts generally could affect our ability to compete effectively.

        The existence of competitors extends the purchase decision time as customers investigate the alternative products and solutions. In June 2002, we entered into a license agreement with Sony Corporation pursuant to the terms of our consent decree with the U.S. Department of Justice under which we license to Sony certain of our patents for use in the manufacture and sale of stereolithography equipment in North America (the United States, Canada and Mexico). Sony is an extremely large and sophisticated corporation with substantial resources, and we anticipate that it will aggressively compete in all aspects of our stereolithography business. As discussed above, in February 2004, we settled all of our outstanding litigation with EOS GmbH. As a result of that settlement, EOS will be able to sell certain systems and other products in the U.S. in exchange for the payment of royalties to us.

        We also expect that future competition may arise from the development of allied or related techniques for equipment and materials that are not encompassed by our patents, from the issuance of patents to other companies that inhibit our ability to develop certain products and from the improvement to existing materials' and equipment technologies. We intend to follow a strategy of continuing product development to enhance our position to the extent practicable. We cannot assure you that we will be able to maintain our current position in the field or continue to compete successfully against current and future sources of competition.

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

        We believe that our future success may depend on our ability to deliver products that meet changing technology and customer needs. We believe that sales of our SLA® and SLS® systems have declined in part because, except as noted above, we have not introduced any significant advances in these products during the past three years. To remain competitive, we must continually enhance and improve the functionality and features of our products, services and technologies. Our success will depend, in part, on our ability to:

  •
  develop or obtain leading technologies useful in our business;

  •
  enhance our existing products;

  •
  develop new products and technologies that address the increasingly sophisticated and varied needs of prospective customers, particularly in the area of materials' functionality;

  •
  respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis; and

  •
  recruit and retain key technology employees.

  We depend on a single or limited number of suppliers for components and sub-assemblies used in our systems and raw materials used in our materials. If these relationships were to terminate, our business could be disrupted while we locate an alternative supplier and our expenses may increase.

        A discussed above, we purchase components and sub-assemblies for our systems and purchase raw materials that are used in our materials from third-party suppliers. While there are several potential suppliers of the material components, parts and subassemblies for our products, we currently use only one or a limited number of suppliers for several of these components, including our lasers, materials and certain ink-jet components. Our reliance on a single or limited number of vendors involves many risks including:

  •
  potential shortages of some key components;

  •
  product performance shortfalls; and

  •
  reduced control over delivery schedules, manufacturing capabilities, quality and costs.

        If any of our suppliers suffers business disruptions or financial difficulties, or if there is any significant change in the condition of our relationship with the supplier, our cost of goods sold may increase and we may be unable quickly to obtain these components from alternative sources. While we believe that we can obtain all of the components necessary for our products from other manufacturers, we require any new supplier to become "qualified" pursuant to our internal procedures, which could involve a 30-day to 45-day process. We generally have our systems assembled based on our internal forecasts. Any unanticipated change in the source of our supplies, or unanticipated supply limitations, could increase production or related costs and consequently reduce margins.

        In addition, certain of our components require an order lead time of three months or longer. Other components that currently are readily available may become more difficult to obtain in the future. We may experience delays in the receipt of some components. To meet forecasted production levels, we may be required to commit to long lead times for delivery from suppliers prior to receiving orders for our products. If our forecasts exceed actual orders, we may hold large inventories of slow-moving or unusable parts, which could have an adverse effect on our cash flows, profitability and results of operations.

  We face risks in connection with the outsourcing of the assembly of our equipment models to selected design and manufacturing companies.

        In July 2004, we announced that we have begun to engage selected design and manufacturing companies to assemble our equipment portfolio, including our InVision™ 3-D printers and our Viper™ SLA® systems. As of December 31, 2004, we had substantially completed the outsourcing of these equipment assembly activities. In implementing and carrying out these plans, we face a number of risks, including:

  •
  the risk that the parties that we identify and retain to perform assembly activities may not perform in a satisfactory manner;

  •
  the risk of disruption in the supply of systems to our customers if such third parties either fail to perform in a satisfactory manner or are unable to supply us with the quantity of systems that are needed to meet then current customer demand; and

  •
  the risk that we face, as discussed above, in dealing with a limited number of suppliers.

  We face risks associated with conducting business outside of the U.S., and, if we do not manage these risks, our costs may increase, our revenues from non-U.S. operations may decline, and we may suffer other adverse effects to our results of operations and financial condition.

        More than 50% of our revenue is derived from customers in countries outside of the U.S. There are many risks inherent in business activities outside of the U.S. that, unless managed properly, may adversely affect our profitability, including our ability to collect amounts due from customers. Our non-U.S. operations could be adversely affected by:

  •
  unexpected changes in regulatory requirements;

  •
  export controls, tariffs and other barriers;

  •
  social and political risks;

  •
  fluctuations in currency exchange rates;

  •
  seasonal reductions in business activity in certain parts of the world, particularly during the summer months in Europe;

  •
  reduced protection for intellectual property rights in some countries;

  •
  difficulties in staffing and managing foreign operations;

  •
  taxation;

  •
  terrorism; and

  •
  other factors, depending upon the country in which an opportunity arises.

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

        Many factors, some of which are beyond our control, may cause these fluctuations in operating results. These factors include:

  •
  acceptance and reliability of new products in the marketplace;

  •
  size and timing of product shipments;

  •
  fluctuations in the costs of materials and parts;

  •
  currency and economic fluctuations in foreign markets and other factors affecting international sales;

  •
  price competition;

  •
  delays in the introduction of new products;

  •
  general worldwide economic conditions;

  •
  changes in the mix of products and services sold;

  •
  impact of ongoing litigation; and

  •
  impact of changing technologies.

  The price of our Common Stock may be volatile.

        Our future earnings and stock price may be subject to significant volatility, particularly on a quarterly basis. Shortfalls in our revenues or earnings in any given period relative to the levels expected by investors and securities analysts could immediately, significantly and adversely affect the trading price of our Common Stock.

        Historically, our Common Stock has been characterized by generally low daily trading volume, and our Common Stock price has been volatile. The price of our Common Stock ranged from $9.90 to $20.14 during 2004.

        Factors that may have a significant impact on the market price of our Common Stock include:

  •
  the perceived value of our company in the securities markets;

  •
  future announcements concerning developments affecting our business or those of our competitors, including the receipt or loss of substantial orders for products;

  •
  overall trends in the stock market;

  •
  the impact of changes in our results of operations, our financial condition or our prospects on how we are perceived in the securities markets;

  •
  changes in recommendations of securities analysts; and

  •
  sales or purchases of substantial blocks of stock.

  Laws that inhibit takeovers and preferred stock may adversely affect the market price of our Common Stock.

        Various provisions of Delaware law may inhibit changes in control not approved by our Board of Directors and may have the effect of depriving our stockholders of an opportunity to receive a premium over the prevailing market price of our Common Stock in the event of an attempted hostile takeover.

        We are subject to Delaware laws that could have the effect of delaying, deterring or preventing a change in control of us. One of these laws prohibits us from engaging in a business combination with any interested stockholder for a period of three years from the date that the person became an interested stockholder, unless certain conditions are met.

        Our Board of Directors is authorized to issue up to 5 million shares of preferred stock, of which approximately 2.6 million shares are outstanding as Series B Convertible Preferred Stock. The Board of Directors is authorized to determine the price, rights, preferences and privileges of series of preferred stock without any further vote or action by the stockholders. The rights of the holders of any preferred stock may adversely affect the rights of holders of Common Stock. Our ability to issue preferred stock gives us it flexibility concerning possible acquisitions and financings, but it could make it more difficult for a third party to acquire a majority of our outstanding voting stock. In addition, any preferred stock that is issued may have other rights, including economic rights, senior to the Common Stock, which could have a material adverse effect on the market value of the Common Stock.

  The number of shares of Common Stock issuable upon conversion of our 6% convertible subordinated debentures and Series B Convertible Preferred Stock and the number of shares of Common Stock issuable upon the exercise of outstanding stock options could dilute your ownership and negatively impact the market price for our Common Stock.

        Approximately 7.3 million shares of our Common Stock were issuable as of December 31, 2004 upon the conversion of convertible securities and the exercise of outstanding stock options. Our 6% convertible subordinated debentures are convertible at any time into approximately 2.2 million shares of Common Stock. The Series B Convertible Preferred Stock was then convertible at any time into 2.6 million shares of Common Stock. Approximately 2.5 million shares of Common Stock were issuable upon the exercise of outstanding stock options.

        To the extent that all of our subordinated debentures and the Series B Convertible Preferred Stock are converted or our outstanding stock options are exercised, a significantly greater number of shares of our Common Stock will be outstanding, and the interests of our existing stockholders may be diluted. At the same time, any conversions of such convertible securities, such as the conversion of our 7% convertible subordinated debentures at the end of 2004, correspondingly would reduce our subordinated debt and preferred stock obligations. Moreover, future sales of substantial amounts of our stock in the public market, or the perception that these sales could occur, could adversely affect the market price of our Common Stock.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

        We are exposed to market risk from changes in interest rates and foreign currency exchange rates and commodity prices, which may adversely affect our results of operations and financial condition. We seek to minimize these risks through regular operating and financing activities and, when we consider it to be appropriate, through the use of derivative financial instruments. We do not purchase, hold or sell derivative financial instruments for trading or speculative purposes.

  Interest rates

        Our exposure to market-rate risk for changes in interest rates relates primarily to our cash investments and our outstanding industrial development bonds. We seek to minimize the risk to our cash investments by investing cash in excess of our operating needs in short-term, high-quality instruments issued by highly credit-worthy financial institutions, corporations or governments. A hypothetical 1% or 100 basis point change in interest rates would not have a significant effect on our financial position or results of operation.

        From time to time, we may use derivative financial instruments, including interest rate swaps, collars or options, to manage our exposure to fluctuations in interest rates. At December 31, 2004 and 2003, we had no such financial instruments outstanding.

        The fair value of our fixed-rate debt and preferred stock varies with changes in interest rates and the market fluctuations for our Common Stock. Generally, the fair value of these fixed-rate instruments will increase as interest rates fall and decrease as interest rates rise. These instruments also contain options to convert them into our Common Stock, and the fair value of these instruments is affected by our stock price and stock volatility.

        At December 31, 2004, the carrying value of our total debt had declined to $26.6 million from $36.8 million at December 31, 2003. This consisted of $22.7 million of fixed-rate debt at December 31, 2004 and $32.7 million of fixed-rate debt at December 31, 2003. The principal reasons for the decline in the carrying value of our total debt at December 31, 2004 were the conversion at the end of 2004 of our 7% convertible subordinated debentures into Common Stock and the making of the principal payments due during 2004 on our floating-rate industrial development bonds. The carrying value of our Series B Convertible Preferred Stock was $15.2 million at December 31, 2004 and 2003.

        The estimated fair value of our total debt was approximately $109.6 million at December 31, 2004 compared to $82.8 million at December 31, 2003. This value includes, with respect to our fixed-rate convertible securities, the cost of replacing these securities with borrowings at current rates and comparable maturities on the assumption that these securities will remain outstanding until their mandatory redemption dates. The fair value of our fixed-rate instruments is an estimate, which includes discounting of the outstanding balance to reflect current market rates of interest and an estimation of the value of the conversion options based on the Black-Scholes' option pricing model. The Black-Scholes' option pricing model attempts to value the options while giving effect to the term of the option, the exercise or strike price, the market price of our Common Stock and an estimate of the volatility of our Common Stock. Such changes in the fair value of our fixed-rate instruments do not alter our obligations to repay the outstanding principal amount of such debt or the total liquidation value of our outstanding preferred stock at maturity.

        The increase in estimated fair value of our fixed-rate instruments outstanding at December 31, 2004 is predominantly the result of a change from 10% in 2003 to 11% in 2004 in the interest rate used to discount the contractual payments associated with the instruments and, with respect to the value of the conversion options, an increase in the year-end market price of our Common Stock into which the instruments are convertible from $10.15 per share at December 31, 2003 to $19.88 per share at December 31, 2004. This increase was partially offset by the conversion of our 7% convertible subordinated debentures in the fourth quarter 2004. A hypothetical 1% or 100 basis point change in interest rates would result in a change in the estimated fair value of our debt at December 31, 2004 of $2.8 million.

  Foreign exchange rates

        We transact business globally and are subject to risks associated with fluctuating foreign exchange rates. More than 50% of our consolidated revenue is derived from sales outside of the U.S. This revenue is generated primarily from the operations of our foreign sales' subsidiaries in their respective countries and surrounding geographic areas and is primarily denominated in each subsidiary's local functional currency although certain sales are denominated in other currencies, including U.S. dollars or the euro, rather than the local functional currency. These subsidiaries incur most of their expenses (other than intercompany expenses) in their local functional currency. These currencies include the euro, pound sterling, Swiss franc and Japanese yen.

        The geographic areas outside the United States in which we operate are not considered to be highly inflationary. Nonetheless, these foreign operations are sensitive to fluctuations in currency exchange rates arising from, among other things, certain intercompany transactions that are generally denominated in U.S. dollars rather than their respective functional currencies. Our operating results as well as our assets and liabilities are also subject to the effect of foreign currency translation when the operating results, assets and liabilities of our foreign subsidiaries are translated into U.S. dollars in our consolidated financial statements.

        The impact of foreign currency related items on our consolidated statements of operations resulted in a $0.2 million gain in 2004, compared to a $0.4 million loss in 2003 and a $0.6 million gain in 2002. The unrealized effect of foreign currency translation in 2004 resulted in a $0.7 million gain that was recorded in stockholders' equity as other comprehensive income, compared to a $3.1 million gain in 2003 and a $2.8 million gain in 2002. At December 31, 2004, a hypothetical change of 10% in foreign currency exchange rates would cause a change of $7.1 million to stockholders' equity on our consolidated balance sheet and a $5.8 million change in revenue in our consolidated statement of operations.

        We purchase from time to time materials and finished products from vendors that are denominated in currencies other than the functional currency of the purchasing entity. We hedge certain of the associated short-term payment liabilities using forward contracts. At December 31, 2004, the notional amount of these foreign exchange forward contracts totaled $1.1 million. At December 31, 2004, we had a remaining 0.7 million Swiss franc (approximately $0.5 million) obligation to the former stockholders of RPC, Ltd. which accrues interest at a fixed rate and the balance of which is due to be paid during 2005. We have hedged these principal and interest payment obligations using foreign currency forward contracts.

        As noted above, we may use derivative financial instruments, including foreign exchange forward contracts and foreign currency options, to fix or limit our exposure to currency fluctuations. We do not enter into derivative financial instruments for speculative or trading purposes. The terms of such instruments are generally twelve months or less. We do not hedge our foreign currency exposures in a manner that would entirely eliminate the effects of changes in foreign exchange rates on our consolidated net income or loss.

  Commodity prices

        We use various commodity raw materials and energy products in conjunction with our manufacturing processes. Generally, we acquire such components at market prices and do not use financial instruments to hedge commodity prices. As a result, we are exposed to market risks related to changes in commodity prices of these components. A hypothetical 10% change in commodity prices for raw materials would cause a change of $0.7 million to cost of sales in our consolidated statement of operations.

Item 8. Financial Statements and Supplementary Data

        Our consolidated financial statements set forth below on pages F-1 through F-51 are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        The information in response to this Item has been previously reported in our Current Reports on Form 8-K filed with the Securities and Exchange Commission on April 23, 2003 and July 16, 2003. Such information is incorporated herein by reference.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures

        As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 and Rule 15d-15 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

        We maintain a disclosure committee to assist the Principal Executive Officer and Principal Financial Officer in performing the evaluation discussed above. The members of this committee include our executive officers, senior operating managers and senior members of our finance and accounting staff.

Management's report on internal control over financial reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) and for assessing the effectiveness of our internal control over financial reporting. Our internal control system is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with United States' generally accepted accounting principles.

        Our internal control over financial reporting is supported by written policies and procedures that:

    •
    pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

    •
    provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that our receipts and expenditures are being made only in accordance with authorizations of our management and our Board of Directors; and

    •
    provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

        Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2004 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on this assessment, our management concluded that, as of December 31, 2004, our internal control over financial reporting was effective.

        Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

        BDO Seidman, LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, was engaged to attest to and report on management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004. A copy of this report is included at page F-3 of this Annual Report on Form 10-K.

        There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

        None.

PART III

Item 10. Directors and Executive Officers

        Part of the information required in response to this Item is set forth in Part I of this Annual Report on Form 10-K under the caption "Executive Officers," and the balance will be set forth in our Proxy Statement for our 2005 Annual Meeting of Stockholders under the captions "Election of Directors-Information Concerning Nominees" and "Corporate Governance Matters-Section 16(a) Beneficial Ownership Reporting Compliance" and "Corporate Governance Matters-Code of Ethics." Such information is incorporated herein by reference.

Item 11. Executive Compensation

        The information in response to this Item will be set forth in our Proxy Statement for our 2005 Annual Meeting of Stockholders under the captions "Director Compensation," "Executive Compensation-Summary Compensation Table" and "Meetings and Committees of the Board of Directors-Compensation Committee Interlocks and Insider Participation." Such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Except as set forth below, the information required in response to this Item will be set forth in our Proxy Statement for our 2005 Annual Meeting of Stockholders under the caption "Security Ownership of Certain Beneficial Owners and Management." Such information is incorporated herein by reference.

Equity Compensation Plans

        The following table summarizes information about the equity securities authorized for issuance under our compensation plans as of December 31, 2004. For a description of these plans, please see Note 18 to the Consolidated Financial Statements for the year ended December 31, 2004.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
	(numbers in thousands)
Equity compensation plans approved by stockholders	2,113	$10.84	1,180
Equity compensation plans not approved by stockholders	420	8.35	—

Total	2,533	$10.43	1,180

        We also maintain our 1998 Employee Stock Purchase Plan ("ESPP") to provide eligible employees the opportunity to acquire limited quantities of our Common Stock. The purchase price of each share is the lesser of (i) 85% of the fair market value of the shares on the date the option is granted and (ii) 85% of the fair market value of the shares on the last day of the period during which the option is outstanding. An aggregate of 600,000 shares of Common Stock has been reserved for issuance under the ESPP.

        Shares purchased under our ESPP were 10,632, 22,604, and 26,163, at weighted average prices of $8.79, $4.27 and $7.73 in 2004 and 2003 and 2002, respectively. The weighted average fair values of ESPP shares issued in 2004, 2003 and 2002 were $2.43, $2.17 and $2.65, respectively. At December 31, 2004, 402,562 shares remained available for issuance under the ESPP.

Item 13. Certain Relationships and Related Transactions

        The information required in response to this Item will be set forth in our Proxy Statement for our 2005 Annual Meeting of Stockholders under the caption "Certain Transactions." Such information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

        The information in response to this Item will be set forth in our Proxy Statement for our 2005 Annual Meeting of Stockholders under the caption "Fees of Principal Independent Registered Public Accounting Firm." Such information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1),(2)	Financial Statements
The Consolidated Financial Statements, Financial Statement Schedule and Exhibits listed on page F-1 of this document are filed as part of this filing.
(a)(3)	Exhibits
The following exhibits are included as part of this filing and incorporated herein by this reference:
3.1	Certificate of Incorporation of Registrant. (Incorporated by reference to Exhibit 3.1 to Form 8-B filed on August 16, 1993, and the amendment thereto, filed on Form 8-B/A on February 4, 1994.)
3.2	Amendment to Certificate of Incorporation filed on May 23, 1995. (Incorporated by reference to Exhibit 3.2 to Registrant's Registration Statement on Form S-2/A, filed on May 25, 1995.)
3.3
Certificate of Designation of Rights, Preferences and Privileges of Preferred Stock. (Incorporated by reference to Exhibit 2 to Registrant's Registration Statement on Form 8-A filed on January 8, 1996.)
3.4
Certificate of Designation of the Series B Convertible Preferred Stock, filed with the Secretary of State of Delaware on May 2, 2003. (Incorporated by reference to Exhibit 3.1 to Registrant's Current Report on Form 8-K, filed on May 7, 2003.)
3.5
Certificate of Elimination of Series A Preferred Stock filed with the Secretary of State of Delaware on March 4, 2004. (Incorporated reference to Exhibit 3.6 of Registrant's Annual Report on Form 10-K for the year ended December 31, 2003, filed on March 15, 2004.)
3.6
Certificate of Amendment of Certificate of Incorporation filed with Secretary of State of Delaware on May 19, 2004. (Incorporated by reference to Exhibit 3.1 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, filed on August 5, 2004.)
3.7	Amended and Restated By-Laws. (Incorporated by reference to Exhibit 3.5 of Registrant's Annual Report on Form 10-K for the year ended December 31, 2003, file on March 15, 2004.)
4.1*	1989 Employee and Director Incentive Plan. (Incorporated by reference to Exhibit 4.1 to Form 8-B filed on August 16, 1993, and the amendment thereto, filed on Form 8-B/A on February 4, 1994.)
4.2*
Form of Director Option Contract pursuant to the 1989 Employee and Director Incentive Plan. (Incorporated by reference to Exhibit 4.2 to Form 8-B filed on August 16, 1993, and the amendment thereto, filed on Form 8-B/A on February 4, 1994.)
4.3*
Form of Officer Option Contract pursuant to the 1989 Employee and Director Incentive Plan. (Incorporated by reference to Exhibit 4.3 to Form 8-B filed on August 16, 1993, and the amendment thereto, filed on Form 8-B/A on February 4, 1994.)
4.4*
Form of Employee Option Contract pursuant to the 1989 Employee and Director Incentive Plan. (Incorporated by reference to Exhibit 4.4 to Form 8-B filed on August 16, 1993, and the amendment thereto, filed on Form 8-B/A on February 4, 1994.)

4.5*	3D Systems Corporation 1996 Stock Incentive Plan. (Incorporated by reference to Appendix A to Registrant's Definitive Proxy Statement filed on March 30, 2001.)
4.6*
Form of Incentive Stock Option Contract for Executives pursuant to the 1996 Stock Incentive Plan. (Incorporated by reference to Exhibit 4.6 of Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 16, 2001.)
4.7*
Form of Non-Statutory Stock Option Contract for Executives pursuant to the 1996 Stock Incentive Plan. (Incorporated by reference to Exhibit 4.7 of Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 16, 2001.)
4.8*
Form of Employee Incentive Stock Option Contract pursuant to the 1996 Stock Incentive Plan. (Incorporated by reference to Exhibit 4.8 of Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed on March 30, 2000.)
4.9*
Form of Employee Non-Statutory Stock Option Contract pursuant to the 1996 Stock Incentive Plan. (Incorporated by reference to Exhibit 4.9 of Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed on March 30, 2000.)
4.10*	3D Systems Corporation 1996 Non-Employee Directors' Stock Option Plan. (Incorporated by reference to Appendix B to Registrant's Definitive Proxy Statement filed on March 30, 2001.)
4.11*
Form of Director Option Contract pursuant to the 1996 Non-Employee Director Stock Option Plan. (Incorporated by reference to Exhibit 4.5 of Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed on March 30, 2000.)
4.12*	3D Systems Corporation 1998 Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 4.1 to Registrant's Registration Statement on Form S-8 filed on July 10, 1998.)
4.13*	3D Systems Corporation 2001 Stock Option Plan. (Incorporated by reference to Exhibit 10.1 to Registrant's Registration Statement on Form S-8 filed on June 11, 2001.)
4.14*	2004 Incentive Stock Plan of 3D Systems Corporation. (Incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-8, filed on May 19, 2004.)
4.15*	Form of Restricted Stock Purchase Agreement for Employees. (Incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-8, filed on May 19, 2004.)
4.16*	Form of Restricted Stock Purchase Agreement for Officers. (Incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form S-8, filed on May 19, 2004.)
4.17*	Restricted Stock Plan for Non-Employee Directors of 3D Systems Corporation. (Incorporated by reference to Exhibit 4.4 to the Registrant's Registration Statement on Form S-8, filed on May 19, 2004.)
4.18*	Form of Restricted Stock Purchase Agreement for Non-Employee Directors. (Incorporated by reference to Exhibit 4.5 to the Registrant's Registration Statement on Form S-8, filed on May 19, 2004.)
10.1
Lease dated as of July 12, 1988, by and between 3D Systems, Inc. and Valencia Tech Associates. (Incorporated by reference to Exhibit 3.1 to 3-D Canada's Annual Report on Form 20-F for the year ended December 31, 1987 (Reg. No. 0-16333).)
10.2
Amendment No. 1 to Lease Agreement between 3D Systems, Inc. and Katell Valencia Associates, a California limited partnership, dated May 28, 1993. (Incorporated by reference to Exhibit 10.2 to Form 8-B filed on August 16, 1993.)

10.3
Lease Amendment No. 2 dated as of March 1, 1996 by and between Katell Valencia Associates, a California limited partnership and 3D Systems, Inc., a California corporation. (Incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 28, 2003, filed on July 14, 2003.)
10.4
Third Amendment to Lease dated as of August 27, 2002 by and between Katell Valencia Associates, a California limited partnership and 3D Systems, Inc., a California corporation. (Incorporated by reference to Exhibit 10.2 of Registrant's Annual Report on Form 10-K for the year ended December 31, 2002, filed on June 30, 2003.)
10.5
Agreement dated as of July 19, 1988, by and among 3D Systems, Inc., UVP, Inc., Cubital Ltd. and Scitex Corporation Ltd. (Incorporated by reference to Exhibit 3.10 to 3-D Canada's Annual Report on Form 20-F for the year ended December 31, 1987 (Reg. No. 0-16333).)
10.6
Patent Purchase Agreement dated January 5, 1990 by and between 3D Systems, Inc. and UVP. (Incorporated by reference to Exhibit 10.28 to 3-D Canada's Registration Statement on Form S-1 (Reg. No. 33-31789).)
10.7
Security Agreement dated as of the 5th day of January, 1990 by and between UVP and 3D Systems, Inc. relating to security interest in UVP Patent. (Incorporated by reference to Exhibit 10.29 to 3-D Canada's Registration Statement on Form S-1 (Reg. No. 33-31789).)
10.8	Assignment of UVP Patent dated January 12, 1990 by UVP to 3D, Inc. (Incorporated by reference to Exhibit 10.30 to 3-D Canada's Registration Statement on Form S-1 (Reg. No. 33-31789).)
10.9*
Form of Indemnification Agreement between Registrant and certain of its executive officers and directors. (Incorporated by reference to Exhibit 10.18 to Form 8-B filed on August 16, 1993, and the amendment thereto, filed on Form 8-B/A on February 4, 1994.)
10.10
Agreement dated October 4, 1995 between Registrant and Mesa County Economic Development Council, Inc., a Colorado non-profit corporation. (Incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 29, 1995, filed on November 13, 1995.)
10.11
Patent License Agreement dated December 16, 1998 by and between 3D Systems, Inc., NTT Data CMET, Inc. and NTT Data Corporation. (Incorporated by reference to Exhibit 10.56 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998, filed on March 31, 1999.)
10.12*
Employment Agreement for Brian Service dated October 15, 2002. (Incorporated by reference to Exhibit 10.9 to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 27, 2002, filed on November 12, 2002.)
10.13*
Consulting Agreement for Brian Service dated November 18, 2002. (Incorporated by reference to Exhibit 10.20 of Registrant's Annual Report on Form 10-K for the year ended December 31, 2002, filed on June 30, 2003.)
10.14*	Letter Agreement between Registrant and Brian K. Service, dated August 8, 2003. (Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K, filed on August 11, 2003.)
10.15
Debenture Purchase Agreement dated as of December 19, 2001, by and among Registrant and the purchasers listed on Schedule I thereto. (Incorporated by reference to Exhibit 10.21 of Registrant's Annual Report on Form 10-K for the year ended December 31, 2002, filed on June 30, 2003.)

10.16	Form of 7% Convertible Subordinated Debenture. (Incorporated by reference to Exhibit 10.22 to Registrant's Amendment No. 1 to Registration Statement on Form S-1, filed on January 21, 2004.)
10.17*
Stock Option Agreement dated July 1, 1999, between Registrant and G. Walter Loewenbaum II. (Incorporated by reference to Exhibit 10.1 to Registrant's Registration Statement on Form S-8, filed on May 11, 2000.)
10.18
Sixth Amendment to Reimbursement Agreement dated November 8, 2002, between Registrant and Wells Fargo Bank West, National Association. (Incorporated by reference to Exhibit 10.10 to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 27, 2002, filed on November 12, 2002.)
10.19
Seventh Amendment to Reimbursement Agreement dated March 4, 2004, between Registrant and Wells Fargo Bank, N.A. (Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K, filed on March 10, 2004.)
10.20	Form of Securities Purchase Agreement. (Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K, filed on May 7, 2003.)
10.21*
Employment Agreement dated March 1, 1994, by and among Registrant, 3D Systems, Inc., a California corporation and Charles W. Hull. (Incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 1, 1994, filed on August 9, 1994.)
10.22
Waiver dated June 26, 2003, between Wells Fargo Bank West, N.A. and Registrant. (Incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 28, 2003, filed on July 14, 2003.)
10.23*
Employment Letter Agreement, effective September 19, 2003, by and between Registrant and Abraham N. Reichental. (Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K, filed on September 22, 2003.)
10.24*
Agreement, dated December 17, 2003, by and between Registrant and Abraham N. Reichental. (Incorporated by reference to Exhibit 10.43 to Registrant's Amendment No. 1 to Registration Statement on Form S-1, filed on January 21, 2004.)
10.25
Form of Debenture Purchase Agreement by and among 3D Systems Corporation and the purchasers listed on Schedule I to the Debenture Purchase Agreement. (Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K, filed on December 17, 2003.)
10.26	Form of 6% Convertible Subordinated Debenture. (Incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K, filed on December 17, 2003.)
10.27*
Employment Letter Agreement, entered into on December 24, 2003, by and between Registrant and Fred R. Jones. (Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K, filed on December 29, 2003.)
10.28
Waiver entered into on January 12, 2004, between Wells Fargo Bank, N.A. and 3D Systems Corporation. (Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K, filed on January 21, 2004.)
10.29
Loan and Security Agreement by and among the Registrant, 3D Systems, Inc. and Silicon Valley Bank dated as of June 30, 2004. (Incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, filed on August 5, 2004.)

14.1	3D Systems Corporation Code of Conduct. (Incorporated by reference to Exhibit 14.1 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003, filed on March 15, 2004.)
14.2
3D Systems Corporation Code of Ethics for Senior Financial Executives and Directors. (Incorporated by reference to Exhibit 14.2 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003, filed on March 15, 2004.)
16.1
Letter, dated April 23, 2003, from Deloitte & Touche LLP to the Securities and Exchange Commission. (Incorporated by reference to Exhibit 16.1 to Registrant's Current Report on Form 8-K, filed on April 23, 2003.)
16.2
Letter, dated April 29, 2003, from Deloitte & Touche LLP to the Securities and Exchange Commission. (Incorporated by reference to Exhibit 16.1 to Registrant's Current Report on Form 8-K, filed on April 30, 2003.)
16.3
Letter, dated July 22, 2003, from Deloitte & Touche LLP to the Securities and Exchange Commission. (Incorporated by reference to Exhibit 16.1 to Registrant's Current Report on Form 8-K, filed on July 23, 2003.)
18.1
Letter dated February 20, 2004 from BDO Seidman, LLP regarding changes in accounting principles. (Incorporated by reference to Exhibit 18.1 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003.)
21.1	Subsidiaries of Registrant.
23.1	Consent of Independent Registered Public Accounting Firm—Deloitte & Touche LLP.
23.2	Consent of Independent Registered Public Accounting Firm—BDO Seidman, LLP
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated March 10, 2005.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated March 10, 2005.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated March 10, 2005.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated March 10, 2005.

*
Management contract or compensatory plan or arrangement.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

3D SYSTEMS CORPORATION
By:	/s/ ABRAHAM N. REICHENTAL Abraham N. Reichental President and Chief Executive Officer
Date: March 10, 2005

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of registrant and in the capacities and on the dates indicated.

Signature	Date	Title

/s/ ABRAHAM N. REICHENTAL Abraham N. Reichental	March 10, 2005	Chief Executive Officer, President and Director (Principal Executive Officer)
/s/ FRED R. JONES Fred R. Jones	March 10, 2005	Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ CHARLES W. HULL Charles W. Hull	March 10, 2005	Executive Vice President, Chief Technology Officer and Director
/s/ G. WALTER LOEWENBAUM, II G. Walter Loewenbaum, II	March 10, 2005	Chairman of the Board of Directors
/s/ MIRIAM V. GOLD Miriam V. Gold	March 10, 2005	Director
/s/ JIM D. KEVER Jim D. Kever	March 10, 2005	Director
/s/ KEVIN S. MOORE Kevin S. Moore	March 10, 2005	Director
/s/ RICHARD C. SPALDING Richard C. Spalding	March 10, 2005	Director
/s/ DANIEL S. VAN RIPER Daniel S. Van Riper	March 10, 2005	Director

3D Systems Corporation

Index to Consolidated Financial Statements
and Consolidated Financial Statement Schedule

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
3D Systems Corporation
Valencia, California

        We have audited the accompanying consolidated balance sheets of 3D Systems Corporation and its subsidiaries (the "Company") as of December 31, 2004 and 2003 and the related consolidated statements of operations, stockholders' equity, cash flows, and comprehensive income (loss) for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of 3D Systems Corporation and its subsidiaries as of December 31, 2004 and 2003 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 2 to the consolidated financial statements, during the year ended December 31, 2003, the Company changed its method of accounting for legal expenses incurred in the defense of its patents and license rights, and its method of amortizing certain patent and license costs.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2005 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ BDO Seidman, LLP

BDO Seidman, LLP
Los Angeles, California
March 1, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
3D Systems Corporation
Valencia, California

        We have audited management's assessment, included in Management's report on internal control over financial reporting appearing in Item 9A of the accompanying Annual Report on Form 10-K, that 3D Systems Corporation and its subsidiaries (the "Company") maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004 is fairly stated, in all material respects, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements as of December 31, 2004 and 2003 and the related statements of operations, stockholders' equity, cash flows and comprehensive income (loss) for each of the years in the two-year period ended December 31, 2004 and our report dated March 1, 2005 expressed an unqualified opinion on those financial statements.

/s/ BDO Seidman, LLP

BDO Seidman, LLP
Los Angeles, California
March 1, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
3D Systems Corporation
Valencia, California

        We have audited the accompanying consolidated statements of operations, stockholders' equity, cash flows, and comprehensive income (loss) of 3D Systems Corporation and subsidiaries (the "Company") for the year ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of 3D Systems Corporation and subsidiaries for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Deloitte & Touche LLP

Deloitte & Touche LLP
Los Angeles, California
June 20, 2003 (March 11, 2004, as to pro forma amounts after giving effect to changes in accounting principles)

3D Systems Corporation

Consolidated Balance Sheets

As of December 31, 2004 and 2003

(in thousands, except par value)

	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$26,276	$23,954
Accounts receivable, net of allowance for doubtful accounts of $1,214 (2004) and $1,656 (2003)	22,209	22,773
Inventories, net of reserves of $2,710 (2004) and $2,924 (2003)	9,512	9,694
Prepaid expenses and other current assets	5,065	2,087
Deposits	229	553
Current portion of lease receivables	213	111

Total current assets	63,504	59,172

Property and equipment, net	9,500	11,455
Licenses and patent costs, net	6,243	7,150
Lease receivables, less current portion, net of allowance of $59 (2004) and $345 (2003)	365	233
Acquired technology, net	3,981	5,498
Goodwill	45,135	44,900
Restricted cash	1,200	1,200
Other assets, net	1,568	1,857

	$131,496	$131,465

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Line of credit	$—	$—
Current portion of long-term debt	180	165
Accounts payable	6,937	7,299
Accrued liabilities	13,447	16,466
Customer deposits	819	771
Deferred revenues	13,797	15,648

Total current liabilities	35,180	40,349

Long-term debt, less current portion	3,745	3,925
Convertible subordinated debentures	22,704	32,704
Other liabilities	1,607	2,579

	63,236	79,557

Authorized 5,000 preferred shares; Series B convertible redeemable preferred stock, authorized 2,670 shares, issued and outstanding 2,621 (2004) and 2,634 (2003), mandatory redemption in 2013 (aggregate liquidation value of $15,957)	15,196	15,210
Commitments and contingencies	—	—
Stockholders' equity:
Common stock, $0.001 par value, authorized 25,000 shares; issued and outstanding 14,490 (2004) and 12,903 (2003)	14	13
Additional paid-in capital	100,260	85,588
Deferred compensation	(45)	—
Notes receivable from employees for purchase of stock	—	(19)
Preferred stock dividend	(2,401)	(867)
Treasury stock, at cost; 8 shares (2004) and 6 shares (2003)	(68)	(45)
Accumulated deficit in earnings	(44,881)	(47,442)
Accumulated other comprehensive income (loss)	185	(530)

Total stockholders' equity	53,064	36,698

	$131,496	$131,465

See accompanying notes to consolidated financial statements.

3D Systems Corporation

Consolidated Statements of Operations

Years Ended December 31, 2004, 2003 and 2002

(in thousands, except per share amounts)

	2004	2003	2002
Revenue:
Products	$83,976	$73,084	$81,039
Services	41,403	36,931	34,922

Total revenue	125,379	110,015	115,961
Cost of sales:
Products	43,898	39,818	43,398
Services	25,390	27,055	25,942

Total cost of sales	69,288	66,873	69,340

Gross profit	56,091	43,142	46,621
Operating expenses:
Selling, general and administrative	39,411	48,643	48,331
Research and development	10,474	9,031	15,366
Severance and other restructuring costs	605	442	4,354

Total operating expenses	50,490	58,116	68,051

Income (loss) from operations	5,601	(14,974)	(21,430)
Interest and other expense, net	1,979	2,902	2,991
Gain on arbitration settlement	—	—	18,464

Income (loss) before income taxes	3,622	(17,876)	(5,957)
Provision for income taxes	1,061	1,107	8,909

Income (loss) before cumulative effect of changes in accounting principles	2,561	(18,983)	(14,866)
Cumulative effect on prior years (to December 31, 2002) of:
Expensing patent and license legal defense fees as incurred	—	(5,964)	—
Change in amortization method for patents and license costs	—	(1,076)	—

Net income (loss)	2,561	(26,023)	(14,866)
Preferred stock dividends	1,534	867	—

Net income (loss) available to common stockholders	$1,027	$(26,890)	$(14,866)

Net income (loss) available to common stockholders per share—basic:
Income (loss) before cumulative effect of changes in accounting principles	$0.08	$(1.55)	$(1.16)
Cumulative effect of changes in accounting principles for:
Expensing patent and license legal defense fees as incurred	—	(0.47)	—
Change in amortization method for patents and license costs	—	(0.08)	—

Net income (loss) available to common stockholders per share	$0.08	$(2.10)	$(1.16)

Net income (loss) available to common stockholders per share—assuming dilution:
Income (loss) before cumulative effect of changes in accounting principles	$0.07	$(1.55)	$(1.16)
Cumulative effect of changes in accounting principles for:
Expensing patent and license legal defense fees as incurred	—	(0.47)	—
Change in amortization method for patents and license costs	—	(0.08)	—

Net income (loss) available to common stockholders per share	$0.07	$(2.10)	$(1.16)

Pro forma amounts after giving effect to changes in accounting principles in 2003, applied retroactively, net of applicable income taxes:
Net income (loss) available to common stockholders		$(15,975)	$(20,335)
Basic net income (loss) available to common stockholders per share		$(1.25)	$(1.58)
Diluted net income (loss) available to common stockholders per share		$(1.25)	$(1.58)

See accompanying notes to consolidated financial statements.

3D Systems Corporation

Consolidated Statements of Stockholders' Equity

Years Ended December 31, 2004, 2003 and 2002

(in thousands, except par value)

	Common Stock									Accum. Other Comp. Inc. (Loss)
						Notes Receivable From Employees	Changes in Preferred Stock
	Shares	Par Value $0.001		Add'l Paid in Capital	Deferred Comp.			Treasury Stock	Accum. Deficit		Total Stockholders' Equity
Balance at December 31, 2001	13,132	$13		$93,173	$—	$(244)	$—	$(1,540)	$(6,553)	$(6,420)	$78,429
Exercise of stock options	117		(a)	850	—	—	—	—	—	—	850
Employee stock purchase plan	26		(a)	202	—	—	—	—	—	—	202
Private placement, net	1,000	1		12,491	—	—	—	—	—	—	12,492
Vantico settlement	(1,550)	(1)		(20,309)	—	—	—	—	—	—	(20,310)
Repayment of employee loans	—	—		—	—	185	—	—	—	—	185
Issuance of warrants	—	—		64	—	—	—	—	—	—	64
Retirement of treasury shares	—	—		(1,540)	—	—	—	1,540	—	—	—
Net loss	—	—		—	—	—	—	—	(14,866)	—	(14,866)
Cumulative translation adjustment	—	—		—	—	—	—	—	—	2,820	2,820

Balance at December 31, 2002	12,725	$13		$84,931	$—	$(59)	$—	$—	$(21,419)	$(3,600)	$59,866
Exercise of stock options	42		(a)	264	—	—	—	—	—	—	264
Employee stock purchase plan	22		(a)	97	—	—	—	—	—	—	97
Stock compensation	120		(a)	1,049	—	—	—	—	—	—	1,049
Liquidated damages	—	—		(477)	—	—	—	—	—	—	(477)
Stock registration costs	—	—		(276)	—	—	—	—	—	—	(276)
Repayment of employee loans	(6)	—		—	—	40	—	(45)	—	—	(5)
Preferred stock dividends	—	—		—	—	—	(825)	—	—	—	(825)
Accretion of preferred stock issuance costs	—	—		—	—	—	(42)	—	—	—	(42)
Net loss	—	—		—	—	—	—	—	(26,023)	—	(26,023)
Cumulative translation adjustment	—	—		—	—	—	—	—	—	3,070	3,070

Balance at December 31, 2003	12,903	$13		$85,588	$—	$(19)	$(867)	$(45)	$(47,442)	$(530)	$36,698

	Common Stock									Accum. Other Comp. Inc. (Loss)
						Notes Receivable From Employees	Changes in Preferred Stock
	Shares	Par Value $0.001		Add'l Paid in Capital	Deferred Comp.			Treasury Stock	Accum. Deficit		Total Stockholders' Equity
Balance at December 31, 2003	12,903	$13		$85,588	$—	$(19)	$(867)	$(45)	$(47,442)	$(530)	$36,698
Exercise of stock options	672		(a)	4,800	—	—	—	—	—	—	4,800
Employee stock purchase plan	11		(a)	93	—	—	—	—	—	—	93
Stock compensation	55		(a)	627	—	—	—	—	—	—	627
Stock redeemed to payoff employee loans	(2)		(a)	—	—	19	—	(23)	—	—	(4)
Issuance of restricted stock	5		(a)	57	(52)	—	—	—	—	—	5
Amortization of restricted stock	—	—		—	7	—	—	—	—	—	7
Conversion of preferred stock	13		(a)	79	—	—	—	—	—	—	79
Conversion of subordinated debentures	833	1		9,999	—	—	—	—	—	—	10,000
Liquidated damages	—	—		(397)	—	—	—	—	—	—	(397)
Stock registration costs	—	—		(586)	—	—	—	—	—	—	(586)
Preferred stock dividends	—	—		—	—	—	(1,468)	—	—	—	(1,468)
Accretion of preferred stock issuance costs	—	—		—	—	—	(66)	—	—	—	(66)
Net income	—	—		—	—	—	—	—	2,561	—	2,561
Cumulative translation adjustment	—	—		—	—	—	—	—	—	715	715

Balance at December 31, 2004	14,490	$14		$100,260	$(45)	$—	$(2,401)	$(68)	$(44,881)	$185	$53,064

(a)	Amounts not shown due to rounding.
See accompanying notes to consolidated financial statements

3D Systems Corporation

Consolidated Statements of Cash Flows

Years Ended December 31, 2004, 2003 and 2002

(in thousands)

	2004	2003	2002
Cash flows from operating activities:
Net income (loss)	$2,561	$(26,023)	$(14,866)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income taxes, net of valuation allowance	—	—	7,813
Cumulative effect of changes in accounting principles	—	7,040	—
Impairment of intangible assets of OptoForm Sarl	—	847	—
Gain on arbitration settlement (including $1,846 included in S,G&A for legal reimbursement)	—	—	(20,310)
Depreciation	3,401	4,444	5,720
Amortization	3,555	3,983	4,182
Adjustments for allowance accounts, including lease receivables	(216)	990	2,942
Adjustments for inventory reserve	(310)	1,755	585
Stock-based compensation	634	1,321	64
Non-cash payment of interest on employee note with Common Stock	(4)	(5)	—
Loss on disposition of property and equipment	231	386	263
Changes in operating accounts:
Deposits	338	(553)	—
Accounts receivable	1,537	6,792	8,524
Lease receivables	21	9	1,373
Inventories	(189)	2,345	7,088
Prepaid expenses and other current assets	(2,908)	1,791	(1,197)
Other assets	316	1,391	486
Accounts payable	(448)	(3,818)	(2,575)
Accrued liabilities	(2,849)	349	2,067
Customer deposits	48	(29)	(824)
Deferred revenues	(2,340)	(30)	88
Other liabilities	(450)	(1,803)	(109)

Net cash provided by operating activities	2,928	1,182	1,314
Cash flows used in investing activities:
Purchases of property and equipment	(781)	(874)	(3,210)
Proceeds on disposition of property and equipment	—	53	602
Additions to licenses and patent costs	(417)	(760)	(4,724)
Software development costs	(737)	(550)	(364)
Investment in DTM	—	—	(138)
Investment in RPC	—	—	(1,981)
Investment in OptoForm Sarl	—	—	(1,200)

Net cash used in investing activities	(1,935)	(2,131)	(11,015)
Cash flows from financing activities:
Exercise of stock options and stock purchase plan	4,898	361	1,052
Proceeds from private placement of convertible subordinated debentures	—	22,108	400
Net (repayments) / borrowings under line of credit	—	(2,450)	2,450
Bank borrowings of long-term debt	—	—	41,714
Repayment of long-term debt	(165)	(10,500)	(52,450)
Restricted cash	—	(1,200)	—
Repayment of notes receivable from officers and employees	—	—	185
Payments under obligation to former RPC stockholders	(852)	(351)	—
Proceeds from sale of Common Stock	—	—	12,492
Proceeds from private placement of preferred stock, net	—	15,178	—
Payment of preferred stock dividends	(1,420)	(641)	—
Payment of accrued liquidating damages	(837)	—	—
Stock registration costs	(428)	(276)	—
Payment to OptoForm Sarl minority interest shareholder	(49)	—	—

Net cash provided by financing activities	1,147	22,229	5,843
Effect of exchange rate changes on cash	182	395	189

Net increase (decrease) in cash and cash equivalents	2,322	21,675	(3,669)
Cash and cash equivalents at the beginning of the period	23,954	2,279	5,948

Cash and cash equivalents at the end of the period	$26,276	$23,954	$2,279

See accompanying notes to consolidated financial statements.

3D Systems Corporation

Consolidated Statements of Comprehensive Income (Loss)

Years ended December 31, 2004, 2003 and 2002

(in thousands)

	2004	2003	2002
Net income (loss)	$2,561	$(26,023)	$(14,866)
Other comprehensive income (loss):
Foreign currency translation adjustments	715	3,070	2,820

Comprehensive income (loss)	$3,276	$(22,953)	$(12,046)

See accompanying notes to consolidated financial statements.

3D Systems Corporation

Notes to Consolidated Financial Statements

For the years ended December 31, 2004, 2003 and 2002

(in thousands, except per share data)

Note 1 Basis of Presentation

        The consolidated financial statements include the accounts of 3D Systems Corporation and all majority-owned subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation. The Company's annual reporting period is the calendar year.

        Certain prior period amounts have been reclassified to conform to the current year presentation.

Note 2 Changes in Accounting Principles

        As of December 31, 2003, the Company changed its method of accounting for legal fees incurred in the defense of its patents and license rights. In previous periods, these expenses were recorded as intangible assets on the balance sheet and amortized over the lives of the related patents or license rights, which range from seven to nine years. As a result of this change, legal fees incurred in the defense of patents and licenses for the year ended December 31, 2003 have been, and for future years will be, expensed as incurred. The Company believes that this method of accounting is the preferable method and that after giving effect to such method the Company's financial results will more clearly reflect current operating activities and will remove the subjectivity involved in evaluating the value of this intangible asset. The effect of the change in 2003 was to increase selling, general and administrative expenses by approximately $4,733 which is comprised of legal fees expensed of $5,677 and the reversal of $944 of amortization expense for previously capitalized legal costs. The write-down of the intangible assets attributable to such legal costs capitalized in previous years amounted to approximately $5,964, net of applicable income tax effect. The effect of this change was to increase the Company's net loss in 2003 by approximately $10,697 or $0.84 per fully diluted share.

        As of December 31, 2003, the Company changed its method of amortizing certain patent and license costs from the unit-of-production method to the straight-line method. The unit-of-production method required the Company to estimate future levels of production for the products which utilized the technology protected under the patent rights. The Company originally anticipated that the accounting method chosen would provide the best matching of patent-cost amortization with revenues from the products incorporating that patent technology. However, experience has shown the difficulty of forecasting future production because of factors beyond the Company's control and because of delays in the introduction of new systems utilizing that patent. Given the time-based nature of the license agreement and the past volatility of the Company's estimates of machine production, the Company believes that the straight-line method of amortization more accurately reflects the consumption of the economic benefit of the license over its remaining term and is, therefore, a preferable method. The effect of this change in 2003 was an increase in net loss by $1,396 or $0.11 per fully diluted share, of which $320 is included in cost of sales and $1,076 or $0.08 per share is the cumulative effect of the change in accounting principle.

        Pro forma amounts shown on the consolidated statements of operations have been adjusted for the effect of the retroactive application of these changes in accounting policy, net of income taxes. See Note 8—Licenses and Patent Costs.

Note 3 Significant Accounting Policies

  Use of Estimates

        The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those, among others, related to the allowance for doubtful accounts, income taxes, inventories, goodwill, other intangible assets, contingencies and revenue recognition. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

  Revenue Recognition

        Revenue from the sale of systems and related products is recognized upon shipment or when services are performed, provided that persuasive evidence of a sales arrangement exists, both title and risk of loss have passed to the customer and collection is reasonably assured. Persuasive evidence of a sales arrangement exists upon execution of a written sales agreement that constitutes a fixed and legally binding commitment between the Company and the buyer. Sales of the Company's systems generally include equipment, a software license, a warranty on the equipment, training and installation. The Company allocates and records revenue in these transactions based on vendor-specific objective evidence that has been accumulated through historic operations, which, in most cases, is the price charged for the deliverable when sold separately. If fair value for all deliverables cannot be determined, the Company will use the residual method to determine the amount of the consideration to be allocated to the delivered items. The Company also evaluates the impact of undelivered items on the functionality of delivered items for each sales transaction and, where appropriate, defers revenues on delivered items when that functionality has been affected. Functionality is determined to be met if the delivered products or services represent a separate earnings' process. Revenue from services is recognized at the time of performance. The Company provides end-users with maintenance under a warranty agreement for up to one year and defers a portion of the revenue at the time of sale based on the relative fair value of those services. After the initial warranty period, the Company offers these customers optional maintenance contracts. Deferred maintenance revenue is recognized ratably on a straight-line basis over the period of the contract. The Company's systems are sold with licensed software products that are integral to the operation of the systems. These software products are generally sold or licensed only for use in the Company's systems.

        Shipping and handling costs billed to customers for equipment sales are included in product revenue in the consolidated statements of operations. Costs incurred by the Company associated with shipping and handling are included in product cost of sales in the consolidated statements of operations.

        Certain of the Company's sales prior to 2003 were made through a sales agent to customers where substantial uncertainty existed with respect to collection of the sales price. The substantial uncertainty was generally the result of the absence of a history of doing business with the customer and an uncertain political environment in the country in which the customer conducted business. For these sales, the Company recorded revenue based on the cost-recovery method, which requires that the sales proceeds received are first applied to the carrying amount of the asset sold until the carrying amount has been recovered. Thereafter, all proceeds are credited to sales. All revenue associated with these sales transactions was recorded prior to December 31, 2003.

        Credit is extended, and creditworthiness is determined, based on an evaluation of each customer's financial condition. New customers are generally required to complete a credit application and provide references and bank information to facilitate an analysis of creditworthiness. Customers with a favorable profile may receive credit terms that differ from the Company's general credit terms. Creditworthiness is considered, among other things, in evaluating the Company's relationship with customers with past due balances.

        The Company's terms of sale generally require payment within 30 to 60 days after shipment of a product, although the Company also recognizes that longer payment periods are customary in some countries where it transacts business. To reduce credit risk in connection with systems' sales, the Company may, depending upon the circumstances, require significant deposits prior to shipment and may retain a security interest in a system sold until fully paid. In some circumstances, the Company may require payment in full for its products prior to shipment and may require international customers to furnish letters of credit. For services, the Company either bills customers on a time-and-materials' basis or sells customers service agreements that are recorded as deferred revenue and provide for payment in advance on either an annual or other periodic basis.

  Cash and Cash Equivalents

        Investments with original maturities of three months or less are considered to be cash equivalents. The Company's policy is to invest cash in excess of short-term operating and debt-service requirements in such cash equivalents. These instruments are stated at cost, which approximates market value because of the short maturity of the instruments.

        The Company is required as a condition of an existing financing arrangement to maintain $1,200 of cash as collateral with respect to a standby letter of credit that is restricted from use by the Company. Such restricted cash is reported separately on the consolidated balance sheets as a long-term asset.

        The Company is also required from time to time to maintain certain cash balances at financial institutions or with vendors. Such cash is classified as deposits on the consolidated balance sheets. At December 31, 2004, the Company had approximately $229 of cash on deposit under restriction, of which $27 was held by a bank pursuant to an arrangement with a utility supplier and $202 was held by third parties, the majority of which related to duties and taxes associated with cross-border equipment movements. Deposits totaled $553 at December 31, 2003.

  Allowance for Doubtful Accounts

        The Company's estimate of the allowance for doubtful accounts related to trade receivables is based on two methods. The amounts calculated from each of these methods are combined to determine the total amount reserved. First, the Company evaluates specific accounts where it has information that the customer may have an inability to meet its financial obligations (for example, bankruptcy). In these cases, the Company uses its judgment, based on the available facts and circumstances, and records a specific reserve for that customer against amounts due to reduce the outstanding receivable balance to the amount that is expected to be collected. These specific reserves are re-evaluated and adjusted as additional information is received that impacts the amount reserved. Second, a reserve is established for all customers based on percentages applied to aging categories. If circumstances change (for example, the Company experiences higher-than-expected defaults or an unexpected adverse change in a customer's financial condition), estimates of the recoverability of amounts due to the Company could be reduced. Similarly, if the Company experiences lower-than-expected defaults or improved customer financial condition, estimates of the recoverability of amounts due the Company could be increased.

  Inventories

        Inventories are stated at the lower of cost or net realizable market value, cost being determined using the first-in, first-out method. Reserves for slow-moving and obsolete inventories are provided based on historical experience and current product demand. The Company evaluates the adequacy of these reserves quarterly. Certain inventories are accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 49 issued by the Financial Accounting Standards Board ("FASB"). See Note 5—Outsourcing of Assembly and Refurbishment Activities.

  Property and Equipment

        Property and equipment are carried at cost and depreciated on a straight-line basis over the estimated useful lives of the related assets, generally three to thirty years. Leasehold improvements are amortized on a straight-line basis over the shorter of (i) their estimated useful lives and (ii) the estimated or contractual lives of the leases. Realized gains and losses are recognized upon disposal or retirement of the related assets and are reflected in results of operations. Repair and maintenance charges are expensed as incurred.

  Goodwill and Intangible Assets

        The Company maintains goodwill on its consolidated balance sheets that resulted from prior transactions accounted for under SFAS No. 141, "Business Combinations." This goodwill is subject to, at a minimum, annual impairment testing as required by SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires the use of judgment and events impacting expected cash flows could result in a future impairment that previously was not required. SFAS No. 142 requires companies to allocate goodwill to identifiable reporting units, which are then tested for impairment annually, or upon significant changes in the business environment, using a two-step process. The first step requires comparing the fair value of each reporting unit with its carrying amount, including goodwill. If that fair value exceeds the carrying amount, the second step of the process is not required to be performed and no impairment charge would be recorded. If, however, the fair value does not exceed that carrying amount, companies must perform a second step that requires an allocation of the fair value of the reporting unit to all assets and liabilities of that unit as if the reporting unit had been acquired in a purchase business combination as of the date of evaluation, and the fair value of the reporting unit was the purchase price. The goodwill resulting from that purchase price allocation is then compared to its carrying amount with any excess recorded as an impairment charge.

        The Company performed an evaluation of its reporting units upon implementation of SFAS No. 142 in January 2002, and again in the fourth quarters of 2002, 2003 and 2004 in conjunction with annual impairment testing and concluded that the fair values of the Company's reporting units exceeded their carrying values. Accordingly, no goodwill impairment adjustments were recorded in 2004, 2003 or 2002.

        However, the Company determined as of December 31, 2003 that an impairment of the acquired technology and other intangibles arising from a prior European acquisition had occurred as it had become unlikely that the technology acquired would be commercialized and that anticipated cash flows, therefore, would be insufficient to recover the carrying value. Accordingly, the Company recorded an impairment of $847 at December 31, 2003 as a reduction of its European long-lived assets. This impairment consisted of a $612 impairment of acquired technology and a $235 impairment of other intangibles. See Note 9—Acquired Technology.

  Licenses, Patent Costs and Other Long-Lived Assets

        Licenses, patent costs and other long-lived assets include costs incurred for internally developed products or procedures, costs incurred to perfect license or patent rights under applicable domestic and foreign laws, the amount incurred to acquire existing licenses and patents and, prior to 2003, the legal costs incurred in litigation to defend patent and license rights against infringement. See Note 2—Changes in Accounting Principles. Licenses and patent costs are amortized on a straight-line basis over their estimated useful lives, which are approximately seven to seventeen years. Prior to 2003, one license for 3-D printing technology was amortized on a unit-of-production basis over the term of the license agreement. The Company changed to the straight-line method of amortization for this patent license as of December 31, 2003. See Note 2—Changes in Accounting Principles. Amortization expense is included in cost of sales, research and development expenses and selling, general and administrative expenses, depending upon the nature and use of the technology.

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

  Capitalized Software Costs

        Certain software development and production costs are capitalized when the related product reaches technological feasibility. Costs capitalized in 2004, 2003 and 2002 were $737, $550 and $364, respectively. Amortization of software development costs begins when the related products are available for use in related systems. Amortization expense, included in cost of sales, amounted to $636, $702 and $452 for 2004, 2003 and 2002, respectively, based on the straight-line method using an estimated useful life of one year. During 2003, the Company revised its estimated useful life for amortizing software development costs from two years to one year after evaluating the cycle of software development and replacement. Net capitalized software costs aggregated $365 and $263 at December 31, 2004 and 2003, respectively, and are included in other assets in the accompanying consolidated balance sheets.

  Contingencies

        The Company follows the provisions of SFAS No. 5, "Accounting for Contingencies." SFAS No. 5 requires that an estimated loss from a loss contingency be accrued by a charge to income if it is both probable that an asset has been impaired or that a liability has been incurred and that the amount of the loss can be reasonably estimated.

  Foreign Currency Translation

        The Company operates in locations outside the U.S. that are not considered highly inflationary. Accordingly, assets and liabilities of foreign subsidiaries are translated at the end-of-period exchange rates with translation adjustments accumulated as a separate component of stockholders' equity and included in comprehensive income (loss). Revenues and expenses are translated at the average exchange rates during the applicable period.

        Gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than the functional currency of the Company or a subsidiary) are included in the consolidated statements of operations, except for inter-company receivables and payables in the consolidated accounts for which settlement is not planned or anticipated in the foreseeable future, which are included as a component of accumulated other comprehensive income (loss) in the consolidated balance sheets.

  Derivative Financial Instruments

        The Company has limited involvement with derivative financial instruments to manage its exposure to foreign currency and interest rate risks. These instruments may include cross currency swaps, collars and foreign exchange forward contracts and options. The Company does not purchase, hold or sell derivative financial instruments for trading or speculative purposes.

        The Company applies SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138 ("SFAS No. 133"), to report all derivative instruments on the balance sheet at fair value and to designate and test the effectiveness of derivative instruments entered into for hedging purposes.

        The Company and its subsidiaries conduct business in various countries using both their functional currencies and other currencies to effect cross-border transactions. As a result, they are subject to the risk that fluctuations in foreign exchange rates between the dates that those transactions are entered into and their respective settlement dates will result in a foreign exchange gain or loss. When practicable, the Company endeavors to match assets and liabilities in the same currency on its balance sheet and those of its subsidiaries in order to reduce these risks. The Company also, when it considers it to be appropriate, enters into foreign currency contracts to hedge balance sheet and statement of operations exposures arising from those transactions. At December 31, 2004, these contracts related primarily to purchases of inventory from a third party and to payments due to the former shareholders of RPC Ltd., both of which are denominated in Swiss francs. The notional amount of these contracts at December 31, 2004 was CHF 1,984 (equivalent to $1,676 at settlement date). The fair value of these contracts at December 31, 2004 was $1,759, which including an unrealized gain at that date of $83, substantially offset the change in value of the underlying obligation due to currency fluctuations.

        The total impact of foreign currency related items on the consolidated statements of operations, including both transactions that were hedged and those that were not hedged, was a gain (loss) of $220, $(351) and $640 for 2004, 2003 and 2002, respectively. Such amounts are included in cost of sales and interest and other expenses, net in the consolidated statements of operations.

        The Company is exposed to credit risk if the counterparties to such transactions are unable to perform their obligations. However, the Company seeks to minimize such risk by entering into transactions with counterparties that are creditworthy financial institutions.

  Research and Development Costs

        Research and development costs, except for certain software development costs, are expensed as incurred.

  Earnings Per Share

        Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of Common Stock outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss), as adjusted for the assumed issuance or conversion of all potentially dilutive shares, by the weighted average number of shares of Common Stock outstanding plus the number of additional common shares that would have been outstanding if all potentially dilutive common shares had been issued or converted. Common shares related to convertible securities and stock options are excluded from the computation when their effect is anti-dilutive, that is, when their inclusion would increase the Company's net income per share or reduce the Company's net loss per share.

  Advertising Costs

        Advertising costs are expensed as incurred. Advertising expenses were $1,212, $1,571 and $2,275 for the years ended December 31, 2004, 2003 and 2002, respectively.

  Equity Compensation Plans

        The Company has equity compensation plans, which are described more fully in Note 18—Stockholders' Equity. As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's equity compensation plans are accounted for under the intrinsic value recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations.

        The following pro forma net income (loss) and net income (loss) per share information is presented as if the Company accounted for stock-based compensation awarded under its equity compensation plans using the fair value method. Under the fair value method, the estimated fair value of stock-based incentive awards is charged against income on a straight-line basis over the vesting period.

	2004	2003	2002
Basic net income (loss) available to common stockholders, as reported	$1,027	$(26,890)	$(14,866)
Deduct: Stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	2,120	2,221	5,806

Pro forma net income (loss)	$(1,093)	$(29,111)	$(20,672)

Basic net income (loss) available to stockholders per common share:
As reported	$0.08	$(2.10)	$(1.16)
Pro forma	$(0.08)	$(2.28)	$(1.61)
Diluted net income (loss) available to common stockholders, as reported	$1,027	$(26,890)	$(14,866)
Deduct: Stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	2,120	2,221	5,806

Pro forma net income (loss)	$(1,093)	$(29,111)	$(20,672)

Diluted net income (loss) available to stockholders per common share:
As reported	$0.07	$(2.10)	$(1.16)
Pro forma	$(0.08)	$(2.28)	$(1.61)

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

        The Company records deferred tax assets arising from temporary timing differences between recorded income and taxable income when and if the Company believes that future earnings will be sufficient to realize the tax benefit. For those jurisdictions where the expiration date of tax-benefit carry-forwards or the projected taxable earnings indicate that realization is not likely, a valuation allowance is provided. In 2002, the Company established a valuation allowance for 100% of its net deferred tax asset position (deferred tax assets less deferred tax liabilities). This valuation allowance was increased in 2003 for deferred tax assets created in that year, and it decreased in 2004 as deferred tax assets were utilized to offset taxable income.

        In assessing the need for a valuation allowance, the Company estimates future taxable earnings, with consideration for the feasibility of tax planning strategies and the realizability of tax-benefit carry-forwards to determine which deferred assets are more likely than not to be realized in the future.

Valuation allowances related to deferred tax assets can be impacted by changes to tax laws, changes to statutory tax rates and future taxable earnings. In the event that actual results differ from these estimates in future periods, the Company may need to adjust the valuation allowance, which could materially impact the Company's consolidated financial statements. If, in future periods, the Company determines that it is more likely than not that it will be able to utilize the deferred tax assets, the Company expects to, at that time, reverse all or a portion of the valuation allowance.

  Recent Accounting Pronouncements

        In November 2004, the FASB issued SFAS No. 151, "Inventory Costs—an amendment of APB Opinion No. 43, Chapter 4." SFAS No. 151 clarifies the language used in APB No. 43 with respect to accounting for abnormal amounts of idle facility expenses, freight, handling costs and spoilage. The guidance does not result in substantive changes in accounting for these costs, but eliminates inconsistencies in wording between U.S. and international accounting standards. As such, this pronouncement is not expected to have any material impact on the Company's consolidated statements of operations or financial position.

        In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Transactions—an amendment of APB Opinion No. 29," which will become effective on July 1, 2005. APB No. 29 generally requires that exchanges of nonmonetary assets be measured based on fair value of the assets exchanged but provided an exception for nonmonetary exchanges of similar productive assets, which did not result in a change in carrying value for the new asset acquired even if the cash flows resulting from the exchange would change significantly. SFAS No. 153 eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Nonmonetary exchanges lack commercial substance if the cash flows to the entity will not change significantly as a result of the exchange. The adoption of this pronouncement is not expected to have any material impact on the Company's consolidated statements of operations or financial position.

        In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment," that establishes standards for accounting for transactions in which a company exchanges its equity instruments for goods and services or incurs a liability in exchange for goods and services that is based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. The primary focus of this pronouncement is on issuing share-based payments for services provided by employees. This pronouncement also requires recognition of compensation expense for new equity instruments awarded or for modifications, cancellations or repurchases of existing awards starting July 1, 2005. Compensation expense for new equity awards, in most cases, will be based on the fair value of the stock on the date of grant and will be recognized over the service period. An award of a liability instrument, as defined by this pronouncement, will initially be recorded at fair value and will be adjusted each reporting period to the new fair value through the date of settlement. Under the terms of this pronouncement, entities, such as the Company, will begin to expense equity awards using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards. For periods before the required effective date for which financial statements have not yet been issued, the Company has the option to elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required by Statement No. 123. The Company does not intend at this time to elect to apply the modified version of retrospective application, but will instead begin to expense previously issued equity awards for which service has not been rendered beginning July 1, 2005. As of December 31, 2004, the Company estimates the maximum expense for existing stock option awards to be approximately $1,993, which would be recognized in the amounts of $560, $821, $608 and $4 for 2005, 2006, 2007 and 2008, respectively. This projected expense will change if any stock option awards are granted or cancelled prior to the respective reporting periods or if there are any changes required to be made for estimated forfeitures as of the effective date.

        The Company also has an employee stock purchase plan that would be subject to SFAS No. 123 as revised in 2004. This plan, as currently written, would be a compensatory plan as defined by this pronouncement. The Company has determined that the impact of adopting this standard will not have a material effect on its consolidated financial statements with respect to the employee stock purchase plan.

Note 4 Leases

        Prior to December 31, 2002, the Company provided lease financing for qualified customers. The leases are accounted for as sales-type leases in which the present values of minimum lease payments, net of cost, are recorded as sales. In 2001, certain lease receivables were sold to a third party with terms that required the Company to guarantee to the purchaser certain cash payments in the event of default on those receivables. At December 31, 2004 and 2003, the Company had fully reserved the maximum amount of payments under the guarantee of approximately $24 and $290, respectively. The components of both retained and sold lease receivables at December 31, 2004 and 2003 are as follows:

	2004	2003
Total minimum lease payments receivable	$309	$257
Estimated non-guaranteed residual value	328	432
Allowance for uncollectible leases	(59)	(345)

Gross investment in leases (net of allowance)	578	344
Unearned income	(99)	(88)

Total investment in leases	$479	$256

Short-term interest in leases	$228	$99
Long-term interest in leases	$251	$157

        Aggregate future minimum lease payments of approximately $309 are due through 2007 in connection with these leases. Maturities of certain leases that were not sold to third parties were extended in 2004.

Note 5 Outsourcing of Assembly and Refurbishment Activities

        During 2004, the Company announced that it intended to engage selected design and manufacturing companies to assemble its equipment portfolio and to discontinue its equipment assembly activities at its Grand Junction, Colorado facility. During the third and fourth quarters of 2004, the Company engaged unrelated third parties to assemble its InVision™ 3-D printing equipment, its Viper™ SLA® systems and certain other equipment items, to refurbish used equipment systems and to assemble field service kits for sale by the Company to its customers.

        In connection with these activities, the Company effected a reduction in its work force, primarily at its Grand Junction, Colorado facility. See Note 14—Severance and Other Restructuring Costs.

        The Company agreed to sell to those third parties components of its raw materials' inventory related to those systems. Those sales made through December 31, 2004 have been recorded in the financial statements as a product financing arrangement under SFAS No. 49, "Accounting for Product Financing Arrangements." Pursuant to SFAS No. 49, as of December 31, 2004, the Company recorded a $2,310 non-trade receivable classified in prepaid expenses and other current assets on the consolidated balance sheet for the year ended December 31, 2004 reflecting the book value of the inventory sold to the assemblers. At December 31, 2004, $812 remained in inventory with a corresponding amount included in accrued liabilities representing the Company's non-contractual obligation to repurchase assembled systems and refurbished parts produced from such inventory. Under these arrangements, the Company generally purchases assembled systems from the assemblers following the Company's receipt of an order from a customer or as needed from the assembler to repair a component or to service equipment. Under certain circumstances, the Company anticipates that it may purchase assembled systems from the assemblers prior to the receipt of an order from a customer. At December 31, 2004, the Company had advanced $701 of progress payments to an assembler for systems forecasted to be required for resale to customers after December 31, 2004. These progress payments were recorded in prepaid expenses and other assets in the consolidated balance sheet.

Note 6 Inventories

        Components of net inventories at December 31, 2004 and 2003 are as follows:

	2004	2003
Raw materials	$3,522	$3,124
Inventory held by assemblers	812	—
Work in process	492	1,059
Finished goods	4,686	5,511

	$9,512	$9,694

        The reserve for slow-moving and obsolete inventory was $2,710 and $2,924 at December 31, 2004 and 2003, respectively. Inventory held by assemblers is inventory sold to those assemblers and accounted for in accordance with SFAS No. 49. See Note 5—Outsourcing of Assembly and Refurbishment Activities.

Note 7 Property and Equipment

        Property and equipment at December 31, 2004 and 2003 are summarized as follows:

	2004	2003	Useful Life (in years)
Land	$436	$436	—
Building	4,202	4,202	30
Machinery and equipment	23,547	25,390	3-5
Office furniture and equipment	3,510	3,716	5
Leasehold improvements	4,338	4,307	Life of Lease
Rental equipment	1,277	1,122	5
Construction in progress	165	97	N/A

	37,475	39,270
Less: Accumulated depreciation	(27,975)	(27,815)

	$9,500	$11,455

        Depreciation expense for 2004, 2003 and 2002 was $3,401, $4,444 and $5,720, respectively. Leasehold improvements are amortized on a straight-line basis over the shorter of (i) their estimated useful lives and (ii) the estimated or contractual life of the related lease.

Note 8 Licenses and Patent Costs

        Licenses and patent costs at December 31, 2004 and 2003 are summarized as follows:

	2004	2003	Weighted average useful life (in years)
Licenses, at cost	$2,333	$2,333	fully amortized
Patent costs	17,901	17,428	8.9

	20,234	19,761
Less: Accumulated amortization	(13,991)	(12,611)

	$6,243	$7,150

        As of December 31, 2003, the Company changed its method of accounting to expense as incurred legal fees associated with the litigation in defense of its patent and license rights. Prior to this change, such legal costs were capitalized and amortized. When the new method of accounting was adopted, the remaining unamortized litigation costs of approximately $5,964 were written-off and accounted for as a change in accounting principle. See Note 2—Changes in Accounting Principles. Prior to this change, the Company had capitalized $4,487 of such costs in 2002 related to the defense in litigation of its patents and licenses worldwide. The Company had amortized $283 of these costs in 2002.

        As of December 31, 2003, the Company changed its method of amortizing certain patent license costs from the unit-of-production method to the straight-line method. See Note 2—Changes in Accounting Principles. After giving effect to this change, all patents and license costs are now amortized on the straight-line method. The change in amortization method increased the balance of accumulated amortization for patents and licenses by the cumulative effect of the change in accounting principle through December 31, 2002 of $1,076 and increased amortization expense by $320 for 2003, thereby increasing the balance at December 31, 2003 by $1,396. Had the Company applied the straight-line method of amortization expense retroactively, amortization expense would have increased approximately $310 for the year ended December 31, 2002.

        During 2004, 2003 and 2002, apart from the patent litigation costs discussed above, the Company incurred $417, $760 and $237, respectively, of costs to acquire, develop and extend patents in the United States and various other countries. Amortization of such previously capitalized patent costs was $1,374 in 2004, $1,260 in 2003 and $1,355 in 2002.

Note 9 Acquired Technology

        Acquired technology at December 31, 2004 and 2003 is summarized as follows:

	2004	2003
Acquired technology	$10,307	$10,211
Less: Accumulated amortization	(6,326)	(4,713)

	$3,981	$5,498

        The remaining unamortized acquired technology was purchased in 2001 in connection with the DTM acquisition and assigned a useful life of six years. In 2004, 2003 and 2002, the Company amortized $1,517, $1,683 and $1,694, respectively, of acquired technology.

Note 10 Goodwill

        The following are the changes in the carrying amount of goodwill by geographic area:

	U.S.	Europe	Asia	Total
Balance at January 1, 2003	$18,605	$18,921	$6,930	$44,456
Effect of foreign currency exchange rates	—	444	—	444

Balance as of December 31, 2003	18,605	19,365	6,930	44,900
Effect of foreign currency exchange rates	—	235	—	235

Balance at December 31, 2004	$18,605	$19,600	$6,930	$45,135

        The effect of foreign currency exchange rates in the preceding table reflects the impact on goodwill amounts recorded in the financial statements of subsidiaries in these geographic areas resulting from the change in currency exchange rates between the applicable functional currency and the U.S. dollar. The remaining goodwill for Europe and the entire amount of goodwill for Asia represent amounts allocated in U.S. dollars from the U.S. to those geographic areas for financial reporting purposes. Such amounts are not subjected to changes in foreign exchange rates.

Note 11 Acquisitions

        In February 2001, the Company acquired the stock and intellectual property of OptoForm Sarl, a start-up company that had developed certain composite materials. The aggregate purchase price was $2,587, of which $1,387 was paid in cash at the time of closing and $1,200 was paid in February 2002.

        In August 2001, the Company acquired DTM Corporation ("DTM") for $49,551 of cash. The Company recorded $49,332 of goodwill and other intangible assets in conjunction with this acquisition.

        In September 2001, the Company acquired RPC Ltd., a Swiss company, for $5,477 of which $2,171 was paid in cash at the time of the closing and $1,981 was paid during 2002. The remaining deferred portion of the purchase price, denominated in Swiss Francs, of CHF 2,185 (approximately $1,325 at the purchase date) was payable on September 19, 2003. On November 14, 2003, the Company entered into an agreement with the former shareholders of RPC to pay CHF 2,185 (equivalent to $1,578 at November 14, 2003) in installments over a two-year period ending September 19, 2005, with interest on the unpaid amount at the rate of 8% per annum. During 2004 and 2003, the Company paid $852 and $351, respectively, pursuant to this agreement.

Note 12 Accrued Liabilities

        Accrued liabilities at December 31, 2004 and 2003 are as follows:

	2004	2003
Payroll and related taxes	$2,836	$3,196
Bonuses and commissions	2,033	1,529
Other	1,896	1,871
Taxes payable	1,669	2,572
Professional services	1,588	1,881
Royalties payable	1,071	1,812
Non-contractual obligation to repurchase assembled systems	812	—
Amounts due to RPC shareholders	585	851
Accrued health costs	258	1,333
Accrued dividends	232	183
Accrued severance	208	—
Accrued interest	116	133
Abandoned property	107	79
Accrued liquidated damages	36	476
Accrued settlement costs — Regent Pacific	—	550

	$13,447	$16,466

        At December 31, 2003, the Company maintained a self-insured medical and dental plan with a stop-loss feature covering all domestic employees except for employees based in Colorado. This plan was terminated on February 1, 2004 and was replaced with an insured program.

        Under the terms of a 1990 agreement with UVP, Inc. ("UVP"), the Company is obligated to make royalty payments to UVP based upon sales of SLA® machines and any royalties received by the Company from licenses relating to the SLA® technology, up to a maximum of $8,225. As of December 31, 2004, the Company had paid $7,314 of royalties to UVP. The Company's remaining royalty obligation to UVP at December 31, 2004 was $911, which is included as an accrued liability in the accompanying consolidated balance sheets. The Company's royalty obligation to UVP at December 31, 2003 was $1,418. UVP has retained a security interest in the purchased technology until the purchase price is fully paid. In 2004, 2003 and 2002, royalty expenses were $205, $546 and $1,230, respectively, and are included in cost of sales in the accompanying consolidated statements of operations.

Note 13 Other Long-Term Liabilities

        Other liabilities at December 31, 2004 and 2003 are as follows:

	2004	2003
Other	$823	$687
Accrued pension costs	276	244
Reserve for sales/use taxes	240	565
Net present value of lease obligation	160	397
Restructuring	108	101
Long-term payments to RPC shareholders	—	585

	$1,607	$2,579

Note 14 Severance and Other Restructuring Costs

        Severance and other restructuring costs amounted to $605 in 2004, $442 in 2003 and $4,354 in 2002.

        The Company accrued $364 of severance expenses during 2004 in connection with the outsourcing of its equipment assembly activities in Grand Junction, Colorado, a personnel realignment in Europe and certain other personnel changes in the United States, which it expects to be its total cash outlay for these severance expenses. The Company had expended $156 of these severance expenses at December 31, 2004 and expects to expend the remainder in 2005. While the Company expects that the outsourcing of its equipment assembly activities should result in lower costs, the Company is not yet in a position to predict the amount of any cost savings.

        In July 2002, the Company closed its office in Austin, Texas, which it had acquired as part of its acquisition of DTM Corporation in 2001, and its sales office in Farmington Hills, Michigan. With respect to the closing of these facilities, the Company accrued $552 in 2002 covering a portion of the exit costs from such facilities for the remaining terms of the underlying leases, one of which expired in 2004 and the other of which expires in 2006. The unaccrued portion of such exit costs at December 31,

2003, amounting to $338, reflected a reduction in the exit costs arising from sublease rent that the Company estimated would be received for portions of the remaining terms of such leases. Because those facilities had not yet been subleased, the Company accrued an additional $241 of those exit costs during 2004 to fully provide for the estimated remaining exit costs.

        The Company carried out several reductions in force in 2002 and 2003. Substantially all of the restructuring costs that the Company accrued in connection with the reductions in force had been expended as of December 31, 2003, and those restructurings had been substantially completed as of that date.

        In 2003, the Company eliminated approximately 43 positions from its workforce. In accordance with SFAS No. 146, "Accounting for Costs Associated With Exit or Disposal Activities," the Company recorded $442 of severance expense in 2003 in connection with these reductions, which has all been expended.

        In 2002, the Company implemented two reductions in workforce worldwide resulting in the elimination of 172 positions, when, as discussed above, the Company closed its offices in Austin, Texas and in Farmington Hills, Michigan.

        All costs incurred in connection with these restructuring activities are included as severance and other restructuring costs in the accompanying consolidated statements of operations. At December 31, 2004, the accrual for unexpended severance and restructuring costs amounted to $460. The following table reflects the activity associated with these events:

	Balance December 31, 2001	2002 Charges	2002 Utilization	Balance December 31, 2002	2003 Charges	2003 Utilization	Balance December 31, 2003	2004 Charges	2004 Utilization	Balance December 31, 2004
2002 severance costs	$—	$3,522	$(3,277)	$245	$—	$(245)	$—	$—	$—	$—
2002 contract termination costs	—	638	(86)	552	—	(393)	159	241	(148)	252
2002 other associated costs	—	194	(128)	66	—	(66)	—	—	—	—
2003 severance costs	—	—	—	—	442	(442)	—	—	—	—
2004 severance costs	—	—	—	—	—	—	—	364	(156)	208

Total severance and other restructuring costs	$—	$4,354	$(3,491)	$863	$442	$(1,146)	$159	$605	$(304)	$460

Note 15 Financial Instruments

        Generally accepted accounting principles require the Company to disclose its estimate of the fair value of material financial instruments, including those recorded as assets or liabilities in its consolidated financial statements. The carrying amounts of current assets and liabilities approximate fair value due to their short-term maturities. The fair value of the Company's convertible subordinated debentures and Series B convertible preferred stock were derived for the periods they were outstanding by evaluating the nature and terms of each instrument and considering prevailing economic and market conditions. Such estimates are subjective and involve uncertainties and matters of significant judgment. Changes in assumptions could significantly affect the Company's estimates.

        The carrying amounts and estimated fair values of the Company's financial instruments at December 31, 2004 and 2003 were as follows:

	2004		2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Industrial development bonds	$3,925	$3,925	$4,090	$4,090
7% convertible subordinated debentures	—	—	10,000	13,409
6% convertible subordinated debentures	22,704	49,133	22,704	37,917

Total debt	$26,629	$53,058	$36,794	$55,416

Series B convertible preferred stock	$15,196	$56,564	$15,210	$27,366

        The fair values of the fixed-rate instruments in the table above differ from the amounts reflected on the balance sheet due to changes in interest rates based on market conditions and the estimated value of the option to convert the instruments to Common Stock as determined using the Black-Scholes' option pricing model as of December 31, 2004 and 2003. Generally, the fair value of a fixed-rate instrument will increase as interest rates fall and decrease as interest rates rise. The increase in estimated fair value of fixed-rate instruments during 2004 is predominantly the result of a change from 10% to 11% in the interest rate used to discount the contractual payments associated with the instruments and, with respect to the value of the conversion options, an increase in the year-end market price of the Company's Common Stock into which the instruments are convertible from $10.15 per share at December 31, 2003 to $19.88 per share at December 31, 2004. The increase was partially offset by the conversion of the 7% convertible subordinated debentures in the fourth quarter of 2004. The carrying value of the Series B convertible preferred stock in the table above is reflected in the consolidated balance sheets at its mandatory redemption value of $6.00 per share, net of un-accreted issuance costs. See Note 16—Borrowings, and Note 17—Redeemable Preferred Stock.

Note 16 Borrowings

        Total outstanding borrowings at December 31, 2004 and 2003 were as follows:

	2004	2003
Line of credit	$—	$—
Current portion of long-term debt:
Industrial revenue bonds	180	165

Total current portion of long-term debt	$180	$165

Long-term debt, less current portion:
Industrial revenue bonds	$3,745	$3,925
Subordinated debt:
7% convertible subordinated debentures	—	10,000
6% convertible subordinated debentures	22,704	22,704

Total subordinated debt	22,704	32,704

Total long-term debt, less current portion	$26,449	$36,629

        Annual maturities of long-term debt at December 31, 2004 are as follows:

2005	$180
2006	200
2007	220
2008	240
2009	265
Later years	25,524

Total	$26,629
Less current portion	180

Long-term debt	$26,449

  Silicon Valley Bank loan and security agreement

        Effective July 15, 2004, the Company entered into a two-year loan and security agreement with Silicon Valley Bank. This credit facility provides that the Company and certain of its subsidiaries may borrow up to $15,000 of revolving loans and includes sub-limits for letter of credit and foreign exchange facilities. The credit facility is secured by a first lien in favor of Silicon Valley Bank on certain of the Company's assets, including domestic accounts receivable, inventory and certain fixed assets. Interest will accrue on outstanding borrowings at either the Bank's prime rate in effect from time to time or at a LIBOR rate plus 2.75%. The Company is obligated to pay, on a quarterly basis, a commitment fee equal to 0.375% per annum of the unused amount of the facility.

        The facility imposes certain limitations on the Company's activities, including limitations on the incurrence of debt and other liens, limitations on the disposition of assets, limitations on the making of certain investments, and limitations on the payment of dividends. The facility also requires the Company to comply with certain financial covenants, which include (a) a requirement to maintain a quick ratio (as defined) of at least 0.90 to 1.00 as of December 31, 2004 and of at least 1.00 to 1.00 as of March 31, 2005 and thereafter, (b) a requirement to maintain, at any time outstanding revolving obligations (as defined) under the facility equal or exceed $5,000, unrestricted cash in the United States in an amount not less than two-thirds of the amount of the revolving obligations outstanding, (c) a requirement to maintain, if there are any advances (as defined) outstanding under the facility at the end of any calendar quarter, a ratio of total liabilities less subordinated debt to tangible net worth (as each such term is defined) of not more than 2.10 to 1.00 as of December 31, 2004 and as of March 31, 2005 and thereafter of not more than 2.00 to 1.00, (d) a requirement to maintain, if there are any advances outstanding under the facility at the end of any calendar quarter, a tangible net worth (as defined) of not less than the sum of $20,000 plus the amount of any tangible net worth additions (as defined), and (e) a requirement to maintain domestic tangible assets of not less than 25% of adjusted tangible assets (as such terms are defined). The Company was in compliance with these requirements at December 31, 2004.

        Approximately $973 of foreign exchange contracts were outstanding under this credit facility as of December 31, 2004, representing $97 deemed usage under this facility. No borrowings or letters of credit were outstanding under this facility at December 31, 2004.

  Industrial development bonds

        The Company's Colorado facility was financed by industrial development bonds in the original aggregate principal amount of $4,900. At December 31, 2004, the outstanding principal amount of these bonds was $3,925. Interest on the bonds accrues at a variable rate of interest and is payable monthly. The interest rate at December 31, 2004 was 1.8%. Principal payments are due in semi-annual installments through August 2016. The Company has made all required payments of principal and interest on these bonds. The bonds are collateralized by, among other things, a first mortgage on the facility, a security interest in certain equipment and an irrevocable letter of credit issued by Wells Fargo Bank, N.A. pursuant to the terms of a reimbursement agreement between the Company and Wells Fargo. This letter of credit is in turn collateralized by $1,200 of restricted cash that Wells Fargo holds.

        The reimbursement agreement contains financial covenants that require, among other things, that the Company maintain a minimum tangible net worth (as defined in the reimbursement agreement) of $23,000 plus 50% of net income from July 1, 2001 forward and a fixed-charge coverage ratio (as defined in the reimbursement agreement) of no less than 1.25. At December 31, 2004 and December 31, 2003, the Company was in compliance with the fixed-charge coverage ratio and the minimum tangible net worth covenant under this reimbursement agreement.

        However, as previously disclosed, during 2003, the Company operated under waivers of default under these financial covenants. On March 4, 2004, the Company and Wells Fargo entered into an amendment to the reimbursement agreement which stated that the Company was no longer in default of the financial covenants referred to above and that therefore Wells Fargo would no longer require the Company to replace the Wells Fargo letter of credit or to retire $1,200 of the industrial development bonds, as it had previously indicated it might require. Such amendment also amended certain of the criteria used to measure compliance with such financial covenants. It also added a provision that provides that the Company acknowledged that, upon the occurrence of any future event of default under the reimbursement agreement, Wells Fargo would not consider waiving such event of default unless and until the Company complied with all requirements imposed by Wells Fargo, which would include but not be limited to the immediate retirement of $1,200 of the industrial development bonds. The amendment provides that funds for such repayment would come first from the Company's restricted cash then held by Wells Fargo, if any, and the balance from additional funds to be promptly provided by the Company to the trustee of such bonds upon notice from Wells Fargo. In addition, any event of default would result in an increase to the letter of credit fee from 1% of the stated amount of the letter of credit to 1.50% of the stated amount of the letter of credit prorated from the occurrence of such event of default until the next August 1, when the fee is due, and continuing for the life of the letter of credit. The Company is required to demonstrate its compliance with the financial covenants discussed above as of the end of each calendar quarter.

  7% convertible subordinated debentures

        The 7% convertible subordinated debentures were issued late in 2001 and were convertible at a price of $12.00 per share of Common Stock into an aggregate of 833 shares of Common Stock at any time at the option of the holders. The debentures bore interest at the rate of 7% per year, payable quarterly, and were subordinated to all senior indebtedness (as defined). They were redeemable in whole or in part at the Company's option at any time after December 31, 2004 at an amount equal to 107% of their aggregate principal amount.

        In December 2004, the Company called the outstanding 7% convertible subordinated debentures for redemption. As of December 30, 2004, all of the holders of these debentures had converted them into Common Stock.

  6% convertible subordinated debentures

        In the fourth quarter of 2003, the Company privately placed $22,704 of 6% convertible subordinated debentures with institutional and accredited investors. The net proceeds from the issuance of these debentures, after deducting capitalized issuance costs of $578, amounted to $22,126. The capitalized issuance costs are being accreted to interest expense over the 10-year life of the debentures. The 6% convertible subordinated debentures bear interest at the rate of 6% per year payable semi-annually in arrears in cash on May 31 and November 30 of each year. They are convertible into shares of Common Stock at the option of the holders at any time prior to maturity at $10.18 per share, subject to customary anti-dilution adjustments. At December 31, 2004, they were convertible into an aggregate of 2,230 shares of Common Stock. The Company has the right to redeem the debentures, in whole or in part, commencing on November 24, 2006 at a price equal to 100% of the then outstanding principal amount of the debentures being redeemed, together with all accrued and unpaid interest and other amounts due in respect of the debentures. The aggregate principal amount of these debentures then outstanding matures on November 30, 2013. If the Company undergoes a change in control (as defined), the holders may require the Company to redeem the debentures at 100% of their then outstanding principal amount, together with all accrued and unpaid interest and other amounts due in respect of the debentures. The debentures are subordinated in right of payment to senior indebtedness (as defined).

  U.S. Bank, National Association loan agreement

        From 2001 to 2003, the Company maintained a $41,500 loan agreement with U.S. Bank, National Association that was originally entered into to finance the acquisition of DTM Corporation in 2001.

This agreement provided for a $26,500 three-year revolving credit facility and a $15,000 66-month term loan. The Company repaid the $9,600 outstanding balance of the term loan and the $8,550 outstanding balance under the revolving credit facility during 2003. This credit facility was terminated when it was paid off in November 2003.

Note 17 Redeemable Preferred Stock

        On May 5, 2003, the Company privately placed 2,634 shares of Series B Convertible Preferred Stock at a price of $6.00 per share with institutional and accredited investors. Net proceeds were $15,167 after deducting $637 of offering expenses. The offering expenses were recorded as a reduction to the face value of the redeemable preferred stock and are being accreted as dividends over ten years. The Series B Convertible Preferred Stock accrues dividends, on a cumulative basis, at $0.60 per share each year while it remains outstanding. Prior to May 6, 2004, the cumulative dividend rate was $0.48 per share per year. The Series B Convertible Preferred Stock is senior to the Company's Common Stock and any other stock that ranks junior to the Series B Convertible Preferred Stock. Dividends are payable semi-annually, when, as and if declared by the Board of Directors, on May 5 and November 5 of each year while these shares remain outstanding. In addition, the Series B Convertible Preferred Stock votes equally with the Company's Common Stock and is convertible at any time at the option of the holders on a share-for-share basis. The Series B Convertible Preferred Stock is redeemable at the Company's option at any time after May 5, 2006. The Company must redeem any shares of Series B Convertible Preferred Stock that remain outstanding on May 5, 2013. The redemption price in either case is $6.00 per share plus any accrued and unpaid dividends. During 2004, the holders of 13 shares of preferred stock converted their shares into a like number of shares of the Company's Common Stock. At December 31, 2004, 2,621 shares of Series B Convertible Stock were issued and outstanding.

Note 18 Stockholders' Equity

        Effective May 19, 2004, the Company adopted the 2004 Incentive Stock Plan (the "2004 Stock Plan") and the 2004 Restricted Stock Plan for Non-Employee Directors (the "2004 Director Plan"). Effective upon the adoption of the 2004 Stock Plan, all of the Company's previous stock option plans except for the Company's employee stock purchase plan, terminated except with respect to options outstanding under those plans. As of December 31, 2004, the aggregate number of shares of Common Stock underlying outstanding options issued under all previous stock plans was 2,533 at an average exercise price per share of $10.43, with expiration dates through January 2014.

        A maximum of 1,000 shares of Common Stock are reserved for issuance under the 2004 Stock Plan, subject to adjustment in accordance with the terms of the 2004 Stock Plan. The purpose of this Plan is to provide an incentive that permits the persons responsible for the Company's growth to share directly in that growth and to further the identity of their interests with the interests of the Company's stockholders. Any person who is an employee of or consultant to the Company, or a Subsidiary or an Affiliate of the Company, is eligible to be considered for the grant of restricted stock awards, stock options or performance awards pursuant to the 2004 Stock Plan. The 2004 Stock Plan is administered by the Compensation Committee of the Board of Directors, which, pursuant to the provisions of the 2004 Stock Plan, has the sole authority to determine recipients of awards under that plan, the number of shares to be covered by such awards and the terms and conditions of each award. The 2004 Stock Plan may be amended, altered or discontinued at the sole discretion of the Board of Directors at any time. Total awards issued under this plan amounted to 5 shares of restricted stock in 2004. The Company recorded deferred compensation expense of $52 in connection with this award, which represents the fair market value of the Common Stock on the date of grant less the amount paid by the employee, which will be expensed over the vesting term of the award.

        The 2004 Director Plan provides for the grant of up to 200 shares of Common Stock to non-employee directors (as defined in the Plan) of the Company, subject to adjustment in accordance with the terms of the Plan. The purpose of this Plan is to attract, retain and motivate non-employee directors of exceptional ability and to promote the common interests of directors and stockholders in enhancing the value of the Company's Common Stock. Each non-employee director of the Company is eligible to participate in this Plan upon their election to the Board of Directors. The Plan provides for initial grants of 1 shares of Common Stock to each newly elected non-employee director, annual grants of 3 shares of Common Stock as of the close of business on the date of each annual meeting, and interim grants of 3 shares of Common Stock, or a pro rata portion thereof, to non-employee directors elected at meetings other than the annual meeting. The issue price of Common Stock awarded under this Plan is equal to the par value per share of the Common Stock. The Company accounts for the fair value of awards of Common Stock made under this Plan, net of the issue price, as director compensation expense in the period in which the award is made. At December 31, 2004, the Company had recorded $168 as director compensation expense in connection with awards of 3 shares of Common Stock made to each of the five non-employee directors of the Company in May 2004 plus an additional $39 associated with 2 shares issued to a newly elected non-employee director in December 2004.

        As of December 31, 2004, 183 and 995 shares of Common Stock were available for future grants under the 2004 Director Plan and the 2004 Stock Plan, respectively.

        The status of the Company's stock options is summarized below:

	2004		2003		2002
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
	(shares and options in thousands)
Outstanding at beginning of year	3,264	$9.76	2,618	$11.25	3,153	$11.43
Granted	40	13.57	1,039	7.47	744	8.84
Exercised	(672)	7.15	(42)	6.31	(117)	7.28
Lapsed or canceled	(99)	11.85	(351)	13.16	(1,162)	10.84

Outstanding at end of year	2,533	$10.43	3,264	$9.76	2,618	$11.25

Options exercisable at end of year	1,777		2,066		1,585
Shares available for future option grants	995		1,006		1,192
Weighted average fair value of options granted during the year	$7.35		$4.00		$4.78

        The following table summarizes information about stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable
Range:	Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
	(options in thousands)
$5.00 to $9.99	1,454	6.87	$7.04	840	$6.63
$10.00 to $14.99	470	6.13	$11.83	361	$11.50
$15.00 to $19.99	559	2.76	$16.82	526	$16.92
$20.00 to $24.50	50	1.12	$24.20	50	$24.20

	2,533	5.71	$10.43	1,777	$11.16

        The Company also sponsors the 1998 Employee Stock Purchase Plan ("ESPP") to provide eligible employees the opportunity to acquire limited quantities of the Company's Common Stock. The purchase price of each share is the lesser of (i) 85% of the fair market value of the shares on the date the option is granted and (ii) 85% of the fair market value of the shares on the last day of the period during which the option is outstanding. An aggregate of 600 shares of Common Stock were reserved for issuance under the ESPP, of which 403 remained available to be issued at December 31, 2004. Shares purchased under the Company's ESPP were 11, 23 and 26, at weighted average prices of $8.79, $4.27 and $7.73 in 2004, 2003 and 2002, respectively. At December 31, 2004, options to purchase 3 shares of Common Stock at a weighted average price of $9.78 were outstanding, and expire on March 31, 2005. The weighted average fair values of options granted under the ESPP issued in 2004, 2003 and 2002 were $2.43, $2.17 and $2.75, respectively.

        The Company currently applies the intrinsic-value-based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations to account for stock options previously issued under its stock option plans. These interpretations include FASB

Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25," issued in March 2000. Under this method, compensation expense is generally recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. The Company has adopted the "disclosure only" provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," and SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure," which was released in December 2002 as an amendment to SFAS No. 123. These statements establish accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As currently allowed by SFAS No. 123 and SFAS No. 148, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above. In December 2004, the FASB issued SFAS No. 123 (revised 2004) which replaced SFAS No. 123 and supersedes APB Opinion No. 25. The Company will adopt SFAS No. 123 (revised 2004) on July 1, 2005 and will begin to record compensation expense for options vesting subsequent to this time. See Note 3—Significant Accounting Policies.

        SFAS No. 123 requires the use of option pricing models that were not developed for use in valuing employee stock options. The Black-Scholes' option pricing model was developed for use in estimating the fair value of short-lived exchange-traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions, including the option's expected life and the price volatility of the underlying stock. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of employee stock options. The fair values of options granted in 2004, 2003 and 2002 were estimated at the date of grant using a Black-Scholes' option pricing model with the following weighted average assumptions:

	2004	2003	2002
Stock Option Plans:
Expected life (in years)	4.0	2.5	2.7
Risk-free interest rate	2.81%	2.36%	1.97%
Volatility	0.70	0.68	0.83
Dividend yield	0.00%	0.00%	0.00%
Employee Stock Purchase Plan:
Expected life (in years)	0.25	0.25	0.25
Risk-free interest rate	2.33%	2.33%	4.94%
Volatility	0.68	0.68	0.83
Dividend yield	0.00%	0.00%	0.00%

        During 2003, the Board of Directors awarded stock options for 345 shares of the Company's Common Stock that were not covered by the Company's then existing stock option plans as compensation to an employee. The shares have a weighted average exercise price of $7.22. The options vest in accordance with the terms of the option agreement and expire ten years after the date of grant.

        The Company accounts for option grants to non-employees using the guidance of SFAS No. 123, as amended by SFAS No. 148, and EITF No. 96-18, under which the fair value of such options is determined using the Black-Scholes' option pricing model at the earlier of the date at which the non-employee's performance is complete or a performance commitment is reached. During 2003, the Company awarded stock options for 25 shares of the Company's Common Stock that were not covered by the Company's then existing stock plans as compensation for services rendered by a consultant. The shares have a weighted average exercise price of $5.91. The options vest in accordance with the terms of the option agreement and expire ten years after the date of issuance. The Company recorded $130 of compensation expense related to these options during the year ended December 31, 2003.

        During 2004 and 2003, the Company issued 10 shares and 120 shares respectively, of stock as compensation to certain members of senior management. The stock grants were recorded at the fair market value of the stock on the date of the grant, at prices ranging from $7.25 to $13.57. The Company recorded $136 and $920 as compensation expense, included in general and administrative expenses, for the years ended December 31, 2004 and 2003, respectively, in connection with these stock grants.

        Prior to March 3, 2004, the Company maintained a shareholders' rights plan ("Rights Plan"). The rights were scheduled to expire on December 3, 2005. Pursuant to an amendment to the Rights Plan adopted by the Board of Directors on March 2, 2004, the Rights Plan expired on March 3, 2004.

Note 19 Warranty Contracts

        The Company provides product warranties for up to one year as part of sales transactions for certain of its systems. This warranty provides the customer with maintenance on the equipment during the warranty period and provides for any repair labor and replacement parts that may be required. In connection with this activity, the Company incurred warranty costs of $3,654 in 2004, $4,123 in 2003 and $4,615 in 2002.

Note 20 Computation of Net Income (Loss) Per Share

        The following is a reconciliation of the numerator and denominator of the basic and diluted income (loss) per share computations for the years ended December 31, 2004, 2003 and 2002:

	2004	2003	2002
Numerator:
Net income (loss) available to common stockholders—numerator for basic net income (loss) per share	$1,027	$(26,890)	$(14,866)
Add: Preferred stock dividend	—	—	—
Interest expense associated with 6% convertible subordinated debentures	—	—	—
Interest expense associated with 7% convertible subordinated debentures	—	—	—

Net income (loss) available to common stockholders—numerator for dilutive net income (loss) per share	$1,027	$(26,890)	$(14,866)

Denominator:
Denominator for basic net income (loss) per share-weighted average shares	13,226	12,782	12,837
Add: Effect of dilutive securities
Stock options, restricted stock and warrants	923	—	—
Preferred stock	—	—	—
6% convertible subordinated debentures	—	—	—
7% convertible subordinated debentures	—	—	—

Denominator for dilutive net income (loss) per share	14,149	12,782	12,837

        Potential common shares related to convertible securities, stock options and, in 2003 and 2002, stock warrants, were excluded from the calculation of diluted income (loss) per share for some or all of the above periods because their effects were anti-dilutive; that is, they would have increased per share net income available to common stockholders in 2004 or reduced net loss per share available to common stockholders in 2003 and 2002. The number of potentially dilutive securities outstanding at December 31, 2004 that was excluded from the above calculation was 5,459 and was comprised of 608 out-of-the-money stock options, 2,621 shares issuable upon conversion of preferred stock and 2,230 shares issuable upon conversion of 6% subordinated convertible debentures. The effect of the 7% convertible subordinated debentures prior to their conversion on December 30, 2004 was also excluded from the fully dilutive calculation as their effect was anti-dilutive for all pre-conversion periods.

Note 21 Supplemental Cash Flow Information

	2004	2003	2002
Interest payments	$2,218	$2,157	$1,918
Income tax payments	1,135	1,568	732
Non-cash items:
Conversion of 7% convertible subordinated debentures	10,000	—	—
Conversion of convertible redeemable preferred stock	79	—	—
Option granted to Vantico, Inc. to transfer 1,550 shares of the Company's stock to the Company in lieu of cash settlement	—	—	1,690
Accrued dividends on preferred stock	48	183	—
Accrued liquidated damages	36	476	—
Accrued stock registration costs	159	122	—
Transfer of equipment from inventory to fixed assets(a)	1,887	1,672	—
Transfer of equipment to inventory from fixed assets(b)	1,137	2,197	—

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

Note 22 Related-Party Transactions

        In July 2003, the Company retired, on the terms provided therein, a note due from one of its executive officers with a balance of approximately $45, including accrued interest, in exchange for 6 shares of the Company's Common Stock, with a then-current value equivalent to the outstanding principal amount of such note, which was recorded as treasury stock on the balance sheet at fair market value.

        On December 31, 2001, the Chairman of the Board of Directors and related parties purchased $1,000 of the Company's $10,000 private placement of 7% convertible subordinated debentures. See Note 16—Borrowings. Those debentures were converted into Common Stock effective December 30, 2004.

        In connection with the Company's private placement of its Series B Convertible Preferred Stock in May 2003, Messrs. Loewenbaum and Hull, respectively the Chairman of the Board of Directors and Chief Technology Officer, purchased an aggregate of $1,300 of the Series B Convertible Preferred Stock out of the total $15,804 issue of such securities. Clark Partners I, L.P., a New York limited partnership, purchased an additional $5,000 of the Series B Convertible Preferred Stock. Kevin S. Moore, a member of the Board of Directors, is the president of the general partner of Clark Partners I, L.P. A special committee of the Board of Directors, composed entirely of disinterested independent directors, approved the offer and sale of the Series B Convertible Preferred Stock and recommended the transaction to the Board of Directors. The Board of Directors also approved the transaction, with interested Board members not participating in the vote. See Note 17—Redeemable Preferred Stock.

        In connection with the Company's private placement of its 6% convertible subordinated notes in November and December 2003, the Chairman of the Board of Directors and certain other directors and executive officers of the Company purchased $2,620 of that $22,704 issue. See Note 16—Borrowings. Such purchasers included the Company's Chief Executive Officer; the Chairman of the Board of Directors; a member of the Board of Directors; the Vice President, General Counsel and Secretary; and a Senior Vice President. Clark Partners I, L.P., a New York limited partnership, purchased an additional $3,000 of the 6% convertible subordinated debentures. A special committee of the Board of Directors, composed entirely of disinterested independent directors, approved the offer and sale of the 6% convertible subordinated debentures and recommended the transaction to the Board of Directors. The Board of Directors also approved the transaction.

        In connection with the acquisition in 1990 of patents for stereolithography technology from UVP the Company makes royalty payments to UVP for the use of this technology. See Note 12—Accrued Liabilities. Pursuant to a 1987 contract between UVP and Charles W. Hull, Executive Vice President, Chief Technology Officer and a director of the Company, Mr. Hull is entitled to receive from UVP, with respect to his prior relationship with UVP, an amount equal to 10% of all royalties or other amounts received by UVP with respect to the patents, but only after recoupment of certain expenses by UVP. We have been advised that through December 31, 2004, Mr. Hull had received $741 from UVP under that contract.

Note 23 Income Taxes

        The components of the Company's income (loss) before income taxes are as follows:

	2004	2003	2002
Domestic:
Loss before cumulative effects of changes in accounting principles	$(2,878)	$(20,063)	$(7,439)
Cumulative effect on prior years of changes in accounting principles	—	(7,040)	—

Total Domestic	$(2,878)	$(27,103)	$(7,439)
Foreign	6,500	2,187	1,482

Total	$3,622	$(24,916)	$(5,957)

        Foreign-sourced pretax income for 2004 reflects improvements in operating results in all non-U.S. geographic areas largely resulting from higher sales volumes.

        The components of income tax expense for the years ended December 31, 2004, 2003 and 2002 are as follows:

	2004	2003	2002
Current:
U.S. Federal	$—	$—	$—
State	46	47	—
Foreign	1,015	1,060	1,595

Total	$1,061	$1,107	$1,595

Deferred:
U.S. Federal	$—	$—	$5,652
State	—	—	1,662
Foreign	—	—	—

Total	$—	$—	$7,314

Total income tax expense	$1,061	$1,107	$8,909

        The overall effective tax rate differs from the statutory federal tax rate for the years ended December 31, 2004, 2003 and 2002 as follows:

% of Pretax Income (Loss)	2004	2003	2002
Tax provision based on the federal statutory rate	35.0%	(35.0)%	(35.0)%
State taxes, net of federal benefit	0.7	(4.8)	18.2
Increase in excess of book basis over tax basis in foreign subsidiaries	—	—	(36.9)
Deemed dividend related to foreign operations	97.8	—	11.6
Research tax credits	(11.0)	(0.1)	(8.3)
Foreign taxes	(12.4)	—	18.1
Change in valuation reserve	(80.1)	44.8	180.5
Other	(0.7)	(0.4)	1.5

	29.3%	4.5%	149.7%

        The deemed dividend in 2004 represents the tax effect of the inclusion in U.S. taxable income of $8,761 of income pursuant to Section 956 of the Internal Revenue Code arising from an outstanding intercompany note.

        The components of the Company's net deferred tax assets at December 31, 2004 and December 31, 2003 are as follows:

	2004	2003
Deferred tax assets:
Tax credits	$6,874	$6,422
Net operating loss carry-forwards	17,767	19,742
Reserves and allowances	1,980	1,987
Accrued liabilities	2,211	2,084
Property and equipment (tax basis in excess of book basis)	—	278
Capitalized patent protection costs	4,404	4,802
Deferred revenue	391	410

Total deferred tax assets	$33,627	$35,725
Valuation allowance	(28,810)	(29,888)

Deferred tax assets, net of valuation allowance	$4,817	$5,837

Deferred tax liabilities:
Intangibles	$2,389	$3,347
Deferred lease revenue	798	734
State taxes	1,630	1,756

Total deferred tax liabilities	$4,817	$5,837

Net deferred tax assets	$—	$—

        The Company accounts for income taxes in accordance with Statement SFAS No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred tax assets and liabilities are determined based on the difference between financial statement and tax bases of assets and liabilities, using enacted rates in effect for the year in which the differences are expected to reverse. The provision for income taxes is based on domestic and international statutory income tax rates in the jurisdictions in which the Company operates.

        A full valuation allowance was established in 2002 as a result of accumulated and continuing losses at that time and the Company's determination that it was more likely than not that the Company would not generate future taxable income to offset the net operating loss carryforwards and other components of deferred tax assets. In light of continuing losses, the Company increased its deferred tax valuation allowance by $11,192 during 2003 to fully provide for the increase in deferred tax assets generated during the year. At December 31, 2004, the Company's valuation allowance declined to $28,810 primarily as a result of the utilization of net operating loss carryforwards to offset taxable income realized during 2004.

        During 2004, the Company reassessed the full valuation allowance previously established against net deferred tax assets, and concluded that the full valuation allowance should be maintained until such future time when it is more likely than not that the deferred tax assets would be realized. The Company intends to periodically reassess the valuation allowance under the standards of SFAS No. 109.

        At December 31, 2004, $17,767 of the Company's deferred tax assets were attributable to $75,271 of net operating loss carryforwards, which consisted of $40,132 of loss carryforwards for United States' federal income tax purposes, $28,019 of loss carryforwards for U.S. state income tax purposes and $7,120 of loss carryforwards for foreign income tax purposes. Approximately $6,510 of the federal net operating loss carryforwards at December 31, 2004 were acquired as part of the DTM acquisition in 2001 and are subject to the annual limitation of loss deduction pursuant to Section 382 of the Internal Revenue Code of 1986, as amended. The net operating loss carryforwards acquired as part of the DTM acquisition will begin to expire in 2013, the other loss carryfowards for U.S. federal and state income tax purposes will begin to expire in 2016, certain loss carryforwards for foreign purposes will expire in 2016 and other loss carryforwards for foreign purposes do not expire. Ultimate utilization of these loss carryforwards depends on future taxable earnings of the Company.

        At December 31, 2004, tax credits included in the Company's deferred tax assets consisted of $4,003 of research and experimentation tax-credit carryforwards for United States federal income tax purposes, $2,209 of such tax-credit carryforwards for U.S. state income tax purposes, $475 of alternative minimum tax credit carryforwards for United States' federal income tax purposes and $187 of other state tax credits. The federal research and experimentation credits will begin to expire in 2005. The alternative minimum tax credits and the state research and experimentation tax credits do not expire. The other state tax credits expire in 2005 and 2006.

        The Company has not provided for any taxes on approximately $11,402 of unremitted earnings of its foreign subsidiaries, as the Company intends to permanently reinvest all such earnings outside of the United States. After considering the American Jobs Creation Act of 2004 and, specifically, a provision to allow eligible companies to exclude up to 85% of dividends received from foreign operations from federal income taxes, the Company concluded not to pursue repatriation of any such unremitted earnings under the American Jobs Creation Act of 2004.

Note 24 Segment Information

        The Company operates in one reportable business segment in which it develops, manufactures and markets worldwide rapid 3-D printing, prototyping and manufacturing systems designed to reduce the time it takes to produce three-dimensional objects. The Company conducts its business through operations in the United States and, with the exception of a research and production facility in Switzerland, sales and service offices in the European Community (France, Germany, the United Kingdom, Italy and Switzerland) and in Asia (Japan and Hong Kong). Revenue from unaffiliated customers attributed to Germany includes sales by the Company's German unit to customers in countries other than Germany. The Company has historically disclosed summarized financial information for the geographic areas of operations as if they were segments in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."

        Such summarized financial information concerning the Company's geographical operations is shown in the following tables:

	2004	2003	2002
Revenue from unaffiliated customers:
North America	$52,024	$51,888	$57,338
Germany	25,223	22,773	20,872
Other Europe	27,184	19,203	23,666
Asia	20,948	16,151	14,085

Total	$125,379	$110,015	$115,961

        All revenue between geographic areas is recorded at transfer prices, which are above cost and provide for an allocation of profit between entities.

	2004	2003	2002
Revenue from or transfers between geographic areas:
North America	$25,421	$12,508	$12,047
Germany	2,885	5,177	7,182
Other Europe	6,517	7,155	10,363
Asia	—	—	—

Total	$34,823	$24,840	$29,592

	2004	2003	2002
Income (loss) income from operations:
North America	$(3,692)	$(24,223)	$(29,662)
Germany	604	35	1,392
Other Europe	4,069	3,119	1,752
Asia	4,945	5,056	5,555

Subtotal	5,926	(16,013)	(20,963)
Inter-segment elimination	(325)	1,039	(467)

Total	$5,601	$(14,974)	$(21,430)

	2004	2003
Assets:
North America	$93,599	$98,827
Germany	25,366	23,476
Other Europe	51,283	48,062
Asia	14,358	13,365

Subtotal	184,606	183,730
Inter-company elimination	(53,110)	(52,265)

Total	$131,496	$131,465

	2004	2003	2002
Depreciation and amortization:
North America	$5,548	$6,087	$7,040
Germany	640	976	1,361
Other Europe	610	1,223	1,408
Asia	158	141	93

Total	$6,956	$8,427	$9,902

	2004	2003
Long-lived assets:
North America	$52,159	$62,405
Germany	15,633	7,831
Other Europe	37,179	28,151
Asia	7,498	7,457

Subtotal	112,469	105,844
Inter-company elimination	(44,477)	(33,551)

Total	$67,992	$72,293

	2004	2003	2002
Capital expenditures:
North America	$403	$475	$1,519
Germany	97	18	156
Other Europe	92	381	1,146
Asia	189	—	389

Total	$781	$874	$3,210

        The Company's revenues from unaffiliated customers by type are as follows:

	2004	2003	2002
Systems and other products	$45,977	$41,081	$49,420
Materials	37,999	32,003	31,619
Services	41,403	36,931	34,922

Total sales	$125,379	$110,015	$115,961

Note 25 Commitments and Contingencies

        The Company leases its facilities and certain equipment under non-cancelable operating leases. The leases are generally on a net-rent basis, under which the Company pays taxes, maintenance and insurance. Leases that expire are expected to be renewed or replaced by leases on other properties. Rental expense for the years ended December 31, 2004, 2003 and 2002 aggregated $2,882, $2,920 and $2,758, respectively.

        Minimum annual rental commitments under the leases at December 31, 2004 are as follows:

Year ending December 31:
2005	$2,956
2006	2,528
2007	1,625
2008	610
2009	1
Later years	—

$7,720

        The Company sponsors a Section 401(k) plan covering substantially all of its eligible U.S. employees. The Plan entitles eligible employees to make contributions to the 401(k) Plan after meeting certain eligibility requirements. Contributions are limited to the maximum contribution allowances under the Internal Revenue Code. The Company matches 50% of the employee contributions up to a maximum as set forth in the 401(k) Plan. The Company may also make discretionary contributions to the Plan, which are allocable to participants in accordance with the 401(k) Plan. For the years ended December 31, 2004, 2003 and 2002, the Company expensed $268, $284 and $391, respectively, for contributions to the 401(k) Plan.

        On October 27, 2004, 3D Systems, Inc. ("3D California"), a wholly owned subsidiary of the Company, filed an action (the "New Jersey Action") in the United States District Court in New Jersey (Case No. 04-5261) alleging, among other things, that the manufacture and sale by Objet Geometries Ltd. of Israel ("Objet ") and its North American distributor, Stratasys, Inc. ("Stratasys"), of Objet's Eden printer products infringes certain patents owned or licensed by 3D California. 3D California seeks a permanent injunction against the future distribution and sale of Objet Eden printer products, monetary damages for past sales, attorney's fees, expenses and costs. On November 19, 2004, Stratasys filed a motion with the Court to transfer this action to the United States District Court for the District of Minnesota. 3D California has opposed this motion, and as of March 1, 2005 that motion had not yet been decided by the Court. The defendants had not filed an answer to the complaint as of March 1, 2005.

        On January 21, 2005, Objet and Stratasys filed a complaint in the United States District Court in Minnesota against 3D California alleging infringement by the Company's InVision™ 3-D Printers of three U.S. patents alleged to have been purchased by Objet from Cubital Ltd. of Israel. The complaint also alleges that the six U.S. patents that 3D California asserted against Objet and Stratasys in the New Jersey Action were not infringed and are invalid. The plaintiffs seek a preliminary and permanent injunction against the sale of the Company's InVision™ 3-D Printers, damages from 3D California, a declaratory judgment that the patents asserted by 3D California in the New Jersey Action are invalid and not infringed by Objet or Stratasys, and costs and attorney fees. The complaint in this action had not been served on 3D California as of March 1, 2005.

        On October 27, 2004, Koninklijke DSM N.V. ("DSM") filed a petition in the District Court of Frankfurt, Germany (Case No. 2 06 O 426/04) against the Company's German subsidiary 3D Systems GmbH ("3D Germany") seeking a preliminary injunction against its sale in Germany of the Company's Bluestone™ stereolithography resin on the alleged basis that this product infringes German patent

no. DE 69713558 alleged to be jointly owned by DSM, Japan Synthetic Rubber Co. Ltd. ("JSR"), and Japan Fine Coatings Co. Ltd. ("JFC"). On November 25, 2004, 3D Germany filed an action against DSM, JSR and JFC in the Federal Patent Court in Munich, Germany (Case No. 4 Ni 58/04) in which it seeks a judgment of that Court that would invalidate this patent. On December 13, 2004, DSM withdrew the foregoing petition for a preliminary injunction, but subsequently served on 3D Germany a complaint that was originally filed on November 2, 2004 in the Frankfurt, Germany District Court (Case No. 2-06 0442/04) alleging claims of infringement based on the same patent. Such complaint seeks injunctive relief preventing the distribution of Bluestone™ resin in Germany and an accounting for sales of that product in Germany. 3D Germany filed a reply to DSM's complaint in which, among other things, it requested dismissal of the complaint and assessment of its costs against DSM. 3D Germany has also asserted various defenses, including that the Bluestone™ material does not infringe any valid claim of the patent and that the asserted claims of the patent are invalid. The Court held an initial hearing on DSM's complaint in Frankfurt on February 9, 2005 for the purpose of addressing the alleged infringement issues and 3D Germany's defenses as well as complying with the mandatory German Civil Code hearing requirements. At that hearing, the Court made no rulings and set another hearing date for May 11, 2005. The Court instructed the parties to file additional legal briefs prior to that hearing to further address the issues and defenses in the case.

        On May 6, 2003, the Company received a subpoena from the U.S. Department of Justice to provide certain documents to a grand jury investigating antitrust and related issues within the Company's industry. The Company was advised that it is not a target of the grand jury investigation, and the Company has not been informed that this status has changed. The Company has furnished documents required by the subpoena and is otherwise complying with the subpoena.

        The Company also is involved in various other legal matters incidental to its business. The Company's management believes, after consulting with counsel, that the disposition of these other legal matters will not have a material effect on the Company's consolidated results of operations or consolidated financial position.

Note 26 Gain on Arbitration Settlement

        On March 19, 2002, the Company reached a settlement agreement with Vantico, Inc. relating to the termination of the Distribution and Research and Development Agreements between the two companies which required Vantico, Inc. to pay to the Company $22,000. On April 22, 2002, Vantico, Inc. delivered 1,550 shares of the Company's Common Stock to the Company in satisfaction of its obligation under the settlement agreement. Of the $22,000 settlement amount, the Company recorded other income of $18,464, reimbursement for legal and professional fees of $1,846 and additional-paid-in-capital of $1,690 relating to the value of Vantico, Inc.'s option to settle its obligation through the return of shares to the Company.

Note 27 Selected Quarterly Financial Data (unaudited)

        For the year ended December 31, 2003, the Company reported its interim financial information on a 13-week basis ending the last Friday of each quarter, and reported its fourth-quarter interim information on a calendar-quarter basis. In the first quarter of 2004, the Company began to report its interim financial information on a calendar-quarter basis.

	Quarter ended
	December 31, 2004	September 30, 2004	June 30, 2004	March 31, 2004
Consolidated revenue	$38,320	$29,651	$27,893	$29,515
Gross profit	17,697	14,057	12,303	12,034
Total operating expenses	13,332	11,744	12,156	13,258
Income (loss) from operations	4,365	2,313	147	(1,224)
Income tax (benefit) expense	309	(231)	501	482
Net income (loss)	3,476	2,126	(868)	(2,173)
Net income (loss) available to common stockholders	3,065	1,713	(1,249)	(2,502)
Basic net income (loss) available to common stockholders per share	0.23	0.13	(0.10)	(0.19)
Diluted net income (loss) available to common stockholders per share	0.20	0.12	(0.10)	(0.19)
	Previously restated quarter ended
	December 31, 2003	September 26, 2003	June 27, 2003	March 28, 2003
Consolidated revenue	$35,192	$24,935	$26,871	$23,017
Gross profit	15,283	9,743	10,701	7,415
Total operating expenses	15,577	14,669	13,719	14,151
Income (loss) from operations	(294)	(4,926)	(3,018)	(6,736)
Income tax (benefit) expense	(2)	78	815	216
Net income (loss) before cumulative effect of changes in accounting principles	(913)	(5,398)	(4,826)	(7,846)
Cumulative effect on prior years (through December, 2002) of changes in accounting principles	—	—	—	7,040
Net income (loss) available to common stockholders	(1,262)	(5,718)	(5,024)	(14,886)
Basic and diluted net income (loss) available to common stockholders per share before cumulative effect of changes in accounting principles	(0.10)	(0.45)	(0.39)	(0.62)
Cumulative effect per share on prior years (through December, 2002) of changes in accounting principles	—	—	—	(0.55)
Basic and diluted net income (loss) available to common stockholders per share	(0.10)	(0.45)	(0.39)	(1.17)

        The sum of per share amounts for each of the quarterly periods presented will not necessarily equal the total presented for the year because each amount is independently calculated.

        As indicated in the above table, the quarterly data for the 2003 has been restated from the amounts previously reported in the 2003 Form 10-K. Following are the explanations for the changes from the amounts previously reported:

        As of December 31, 2003, the Company changed its method of accounting for legal fees incurred in the defense of its patent and license rights. The Company treated this change as a change in accounting principle, and, in accordance with SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements (an Amendment of APB Opinion No. 28)," the Company restated its quarterly financial data for the year ended December 31, 2003. See Note 2. The effect of this change in accounting principle was to increase total operating expenses by $895, $1,185 and $1,337 for the quarters ended March 28, June 27, and September 26, 2003, respectively. In addition to the increase in total operating expenses, net loss available to common stockholders for the quarter ended March 28, 2003 was increased by $5,964 for the cumulative effect on prior years (through December 31, 2002) of this change in accounting principle. The increase in total operating expenses had a corresponding effect on other elements of the Company's results of operations for those periods.

        As of December 31, 2003, the Company changed its method of accounting for amortization of one of its patent licenses. The Company treated this change as a change in accounting principle, and, in accordance with SFAS No. 3, the Company restated its quarterly financial data for the year ended December 31, 2003. See Note 2. The effect of this change in accounting principle was to increase the Company's cost of sales by approximately $80 for each of the quarters ended March 28, June 27, and September 26, 2003. In addition to the increase in cost of sales, net loss available to common stockholders for the quarter ended March 28, 2003 was increased by $1,076 for the cumulative effect on prior years (through December 31, 2002) of this change in accounting principle. The increase in cost of sales had a corresponding effect on other elements of the Company's results of operations for those periods.

        The quarterly data for the quarter ended December 31, 2003 has been restated to reflect the retroactive application of SFAS No. 3. The effect of this retroactive application was to decrease cost of sales by $239 for the change in its method of accounting for amortization of one of its patent licenses, and to decrease total operating expenses by approximately $3,385 for the change in its method of accounting for legal fees incurred in defense of its patent and license rights. The decrease in cost of sales and total operating expenses had a corresponding effect on other elements of the Company's results of operations for the period. Additionally, net loss available to common stockholders has been decreased by $7,040 for the quarter ended December 31, 2003 as the recognition of the cumulative effect on prior years (through December 31, 2002) has been recognized in the quarter ended March 28, 2003 in accordance with the provisions of SFAS No. 3.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
3D Systems Corporation
Valencia, California

        The audits referred to in our report dated March 1, 2005, relating to the consolidated financial statements of 3D Systems Corporation for the years ended December 31, 2004 and 2003, which is contained in Item 8 of the Form 10-K, included the audit of the financial statement schedule for the years ended December 31, 2004 and 2003 listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based upon our audit.

        In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP

BDO Seidman, LLP
Los Angeles, California
March 1, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
3D Systems Corporation
Valencia, California

        We have audited the accompanying consolidated statements of operations, stockholders' equity, cash flows and comprehensive income (loss) of 3D Systems Corporation and subsidiaries (the "Company") for the year ended December 31, 2002, and have issued our report thereon dated June 20, 2003 (March 11, 2004 as to pro forma amounts after giving effect to changes in accounting principles) which report expresses an unqualified opinion and includes an explanatory paragraph relating to a going concern uncertainty, and is included elsewhere in this Annual Report on Form 10-K. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit. In our opinion, such consolidated financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Deloitte & Touche LLP
Los Angeles, California
June 20, 2003 (March 11, 2004
    as to pro forma amounts after
    giving effect to changes in
    accounting principles)

SCHEDULE II

3D Systems Corporation

Valuation and Qualifying Accounts

Years ended December 31, 2004, 2003 and 2002

Year Ended	Item	Balance at beginning of year	Additions charged to expense	Deductions	Balance at end of Year
2004	Allowance for doubtful accounts	$1,656	$39	$(481)	$1,214
2003	Allowance for doubtful accounts	$3,068	$468	$(1,880)	$1,656
2002	Allowance for doubtful accounts	$1,755	$2,942	$(1,629)	$3,068

QuickLinks

PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Our Common Equity and Related Stockholder Matters
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures about Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
  Item 9B. Other Information.
PART III
  Item 10. Directors and Executive Officers
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions
  Item 14. Principal Accountant Fees and Services
PART IV
  Item 15. Exhibits and Financial Statement Schedules.
SIGNATURES
3D Systems Corporation Index to Consolidated Financial Statements and Consolidated Financial Statement Schedule
3D Systems Corporation Consolidated Balance Sheets As of December 31, 2004 and 2003 (in thousands, except par value)
3D Systems Corporation Consolidated Statements of Operations Years Ended December 31, 2004, 2003 and 2002 (in thousands, except per share amounts)
3D Systems Corporation Consolidated Statements of Cash Flows Years Ended December 31, 2004, 2003 and 2002 (in thousands)
3D Systems Corporation Consolidated Statements of Comprehensive Income (Loss) Years ended December 31, 2004, 2003 and 2002 (in thousands)
3D Systems Corporation Notes to Consolidated Financial Statements For the years ended December 31, 2004, 2003 and 2002 (in thousands, except per share data)
3D Systems Corporation Valuation and Qualifying Accounts Years ended December 31, 2004, 2003 and 2002