Form 10-Q
period 2005-03-31
3D SYSTEMS CORP
filed 2005-05-05
CIK 910638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Yes   ☒     No   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☒     No   ☐

Shares of Common Stock, par value $0.001, outstanding as of April 29, 2005:  14,656,762

3D SYSTEMS CORPORATION

i

3D SYSTEMS CORPORATION
Condensed Consolidated Balance Sheets
March 31, 2005 and December 31, 2004
(in thousands, except par value)

	March 31, 2005	December 31, 2004
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$26,507	$26,276
Accounts receivable, net of allowance for doubtful accounts of $1,063 (2005) and $1,214 (2004)	19,871	22,209
Inventories, net of reserves of $2,557 (2005) and $2,924 (2004)	8,505	9,512
Prepaid expenses and other current assets	7,735	5,507
Total current assets	62,618	63,504
Property and equipment, net	9,737	9,500
Intangible assets, net	10,247	10,808
Goodwill	44,978	45,135
Restricted cash	1,200	1,200
Other assets, net	1,423	1,349
	$130,203	$131,496
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$190	$180
Accounts payable	6,848	6,937
Accrued liabilities	10,570	13,447
Customer deposits	793	819
Deferred revenue	13,991	13,797
Total current liabilities	32,392	35,180
Long-term debt, less current portion	3,645	3,745
Convertible subordinated debentures	22,604	22,704
Other liabilities	1,457	1,607
	60,098	63,236
Authorized 5,000 preferred shares; Series B convertible redeemable preferred stock, authorized 2,670 shares, issued and outstanding 2,617 (2005) and 2,621 (2004), mandatory redemption in 2013 (aggregate liquidation value of $16,318)	15,195	15,196
Stockholders’ equity:
Common stock, $0.001 par value, authorized 25,000 shares; issued and outstanding 14,656 (2005) and 14,490 (2004)	15	14
Additional paid-in capital	99,714	97,859
Deferred compensation	(949)	(45)
Treasury stock, at cost; 8 shares	(68)	(68)
Accumulated deficit in earnings	(43,686)	(44,881)
Accumulated other comprehensive income (loss)	(116)	185
Total stockholders’ equity	54,910	53,064
	$130,203	$131,496

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION
Condensed Consolidated Statements of Operations
Three Months Ended March 31, 2005 and March 31, 2004
(in thousands, except per share amounts)
(unaudited)

	March 31, 2005	March 31, 2004
Revenue:
Products	$20,246	$19,729
Services	10,186	9,786
Total revenue	30,432	29,515
Cost of sales:
Products	10,298	10,907
Services	7,129	6,574
Total cost of sales	17,427	17,481
Gross profit	13,005	12,034
Operating expenses:
Selling, general and administrative	8,696	10,761
Research and development	2,675	2,497
Total operating expenses	11,371	13,258
Income (loss) from operations	1,634	(1,224)
Interest and other expense, net	345	467
Income (loss) before provision for income taxes	1,289	(1,691)
Provision for income taxes	94	482
Net income (loss)	1,195	(2,173)
Preferred stock dividends	412	329
Income (loss) available to common stockholders	$783	$(2,502)
Net income (loss) available to common stockholders per share—basic	$0.05	$(0.19)
Net income (loss) available to common stockholders per share—diluted	$0.05	$(0.19)

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION
Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31, 2005 and March 31, 2004
(in thousands)
(unaudited)

	March 31, 2005	March 31, 2004
Cash flows from operating activities:
Net income (loss)	$1,195	$(2,173)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,549	1,711
Bad debt provision (benefit)	(39)	117
Stock-based compensation expense	75	408
Payment of interest on employee note with stock	—	(4)
Loss on disposition of property and equipment	1	39
Changes in operating accounts:
Accounts receivable	1,754	2,939
Inventories, net	556	(999)
Prepaid expenses and other current assets	(2,193)	291
Other assets	(105)	(137)
Accounts payable	(40)	704
Accrued liabilities	(2,818)	(3,543)
Customer deposits	(26)	165
Deferred revenue	494	214
Other liabilities	(91)	(508)
Net cash provided by (used in) operating activities	312	(776)
Cash flows from investing activities:
Purchase of property and equipment	(764)	(183)
Additions to licenses and patents	(132)	(93)
Software development costs	(222)	(62)
Net cash used in investing activities	(1,118)	(338)
Cash flows from financing activities:
Stock option, stock purchase plan and restricted stock proceeds	1,115	1,054
Repayment of long-term debt	(90)	(80)
Payments under obligation to former RPC stockholders	(219)	(191)
Payment of accrued liquidated damages	(36)	—
Stock registration costs	—	(392)
Net cash provided by financing activities	770	391
Effect of exchange rate changes on cash	267	(367)
Net increase (decrease) in cash and cash equivalents	231	(1,090)
Cash and cash equivalents at the beginning of the period	26,276	23,954
Cash and cash equivalents at the end of the period	$26,507	$22,864
Supplemental Cash Flow Information:
Interest payments	$61	$11
Income tax payments	602	898
Non-cash items:
Conversion of convertible 6% subordinated debentures	100	—
Conversion of convertible preferred stock	26	—
Accrued dividends on preferred stock	387	329
Accrued liquidated damages	—	257
Receipt of treasury stock to settle employee note receivable	—	19
Transfer of equipment from inventory to property and equipment, net(a)	545	566
Transfer of equipment to inventory from property and equipment, net(b)	307	381

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

3D SYSTEMS CORPORATION
Condensed Consolidated Statements of Comprehensive Income (Loss)
Three Months Ended March 31, 2005 and March 31, 2004
(in thousands)
(unaudited)

	March 31, 2005	March 31, 2004
Net income (loss)	$1,195	$(2,173)
Foreign currency translation	(301)	(680)
Comprehensive income (loss)	$894	$(2,853)

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION
Notes to Condensed Consolidated Financial Statements
March 31, 2005
(amounts in thousands, except per share data)
(unaudited)

(1)   Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of 3D Systems Corporation and its subsidiaries (the “Company”). All significant intercompany transactions and balances have been eliminated in consolidation. The condensed consolidated financial statements were prepared in accordance with generally accepted accounting principles (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim reporting. Accordingly, they omit certain footnotes and other financial information that are required for complete financial statements. In management’s opinion, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation of the condensed consolidated financial position as of March 31, 2005 and the condensed consolidated results of operations and the consolidated condensed statement of cash flows for the three months ended March 31, 2005 and March 31, 2004 have been included. The results set forth in the condensed consolidated statement of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year.

The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but omits certain of the information and footnotes required by GAAP for complete financial statements.

Certain amounts in the 2004 condensed consolidated financial statements have been reclassified to conform to the 2005 presentation.

The Company is responsible for the unaudited condensed consolidated financial statements included in this document. As these are condensed financial statements, they should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

(2)   Inventories

Components of inventories, net are as follows:

	March 31, 2005	December 31, 2004
Raw materials	$2,583	$3,522
Inventory held by assemblers	—	812
Work in process	208	492
Finished goods	5,714	4,686
	$8,505	$9,512

Inventory held by assemblers at December 31, 2004 represented inventory sold to those assemblers and accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 49, “Accounting for Product Financing Arrangements,” issued by the Financial Accounting Standards Board (“FASB”). See Note 3.

3D SYSTEMS CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
March 31, 2005
(amounts in thousands, except per share data)
(unaudited)

(3)   Outsourcing of Assembly and Refurbishment Activities

During 2004, the Company engaged selected design and manufacturing companies to assemble its equipment portfolio and discontinued its equipment assembly activities at its Grand Junction, Colorado facility. This included its InVision™ 3-D printing equipment, its Viper™ SLA® systems and certain other equipment items, the refurbishment of used equipment systems, and the assembly of field service kits for sale by the Company to its customers.

The Company agreed to sell those third parties components of its raw materials’ inventory related to those systems. Such sales were recorded in the financial statements as a product financing arrangement under SFAS No. 49. Pursuant to SFAS No. 49, as of March 31, 2005 and December 31, 2004, the Company’s consolidated balance sheets include a non-trade receivable of $1,498 and $2,310, respectively, classified in prepaid expenses and other current assets reflecting the book value of the inventory sold to the assemblers for which the Company has not received payment. At March 31, 2005 and December 31, 2004, $0 and $812 remained in inventory with a corresponding amount included in accrued liabilities representing the Company’s non-contractual obligation to purchase assembled systems and refurbished parts produced from such inventory. Under these arrangements, the Company generally purchases assembled systems from the assemblers following the Company’s receipt of an order from a customer or as needed from the assembler to repair a component or to service equipment. Under certain circumstances, the Company anticipates that it may purchase assembled systems from the assemblers prior to the receipt of an order from a customer. At March 31, 2005 and December 31, 2004, the Company had made $3,352 and $701 of progress payments to an assembler for systems forecasted to be required for resale to customers after such dates. These progress payments were recorded in prepaid expenses and other current assets in the consolidated balance sheets.

(4)   Property and Equipment, net

Property and equipment is summarized as follows:

	March 31, 2005	December 31, 2004	Useful Life (in years)
Land	$436	$436	—
Building	4,202	4,202	30
Machinery and equipment	23,430	23,547	3-5
Office furniture and equipment	3,474	3,510	5
Leasehold improvements	4,287	4,338	Life of Lease
Rental equipment	1,355	1,277	5
Construction in progress	787	165	N/A
	37,971	37,475
Less: Accumulated depreciation	(28,234)	(27,975)
	$9,737	$9,500

3D SYSTEMS CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
March 31, 2005
(amounts in thousands, except per share data)
(unaudited)

Depreciation expense for the three months ended March 31, 2005 and March 31, 2004 was $634 and $882, respectively. Leasehold improvements are amortized on a straight-line basis over the shorter of (i) their estimated useful lives and (ii) the estimated or contractual life of the related lease.

(5)   Intangible Assets

(a)          Licenses and Patent Costs

Licenses and patent costs are summarized as follows:

	March 31, 2005	December 31, 2004	Weighted average useful life (in years)
Licenses, at cost	$2,333	$2,333	fully amortized
Patent costs	18,007	17,901	8.9
	20,340	20,234
Less: Accumulated amortization	(14,301)	(13,991)
	$6,039	$6,243

For the three months ended March 31, 2005 and March 31, 2004, the Company capitalized $132 and $93, respectively, of costs to acquire, develop and extend patents in the United States, Japan, Europe and certain other countries. The Company amortized $336 and $312 of previously capitalized patent costs for the three months ended March 31, 2005 and March 31, 2004, respectively.

(b)         Acquired Technology

Acquired technology is summarized as follows:

	March 31, 2005	December 31, 2004
Acquired technology	$10,243	$10,307
Less: Accumulated amortization	(6,641)	(6,326)
	$3,602	$3,981

The remaining unamortized acquired technology was purchased in 2001 in connection with the DTM acquisition and assigned a useful life of six years. The Company amortized $379 of acquired technology for each of the three-month periods ended March 31, 2005 and March 31, 2004.

(c)          Other Intangible Assets

The Company had $606 and $584 of other net intangible assets as of March 31, 2005 and December 31, 2004, respectively. Amortization expense related to such intangible assets for the three months ended March 31, 2005 and March 31, 2004, was $200 and $138, respectively.

(6)   Hedging Activities and Derivative Instruments

The Company and its subsidiaries conduct business in various countries using both their functional currencies and other currencies to effect cross-border transactions. As a result, they are subject to the risk

3D SYSTEMS CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
March 31, 2005
(amounts in thousands, except per share data)
(unaudited)

that fluctuations in foreign exchange rates between the dates that those transactions are entered into and their respective settlement dates will result in a foreign exchange gain or loss. When practicable, the Company endeavors to match assets and liabilities in the same currency on its balance sheet and those of its subsidiaries in order to reduce these risks. The Company also, when it considers it to be appropriate, enters into foreign currency contracts to hedge exposures arising from those transactions. At March 31, 2005, these contracts related primarily to purchases of inventory from a third party and to payments due to the former shareholders of RPC Ltd., both of which are denominated in Swiss francs. The notional amount of these contracts at March 31, 2005 was CHF 1,045 (equivalent to $857 at settlement date). The fair value of these contracts at March 31, 2005 substantially offset the change in value of the underlying obligations due to currency fluctuations. Changes in the fair value of derivatives are recorded in cost of sales in the condensed consolidated statements of operations and were not material for either period presented. Depending on their fair value at the end of the reporting period, derivatives are recorded in either prepaid and other current assets or accrued liabilities in the condensed consolidated balance sheets.

(7)   Borrowings

Total outstanding borrowings were as follows:

	March 31, 2005	December 31, 2004
Current portion of long-term debt:
Industrial development bonds	$190	$180
Long-term debt, less current portion:
Industrial development bonds	$3,645	$3,745
6% convertible subordinated debentures	22,604	22,704
Total long-term debt, less current portion	$26,249	$26,449

Industrial development bonds

The Company’s Colorado facility was financed by industrial development bonds in the original aggregate principal amount of $4,900. At March 31, 2005, the outstanding principal amount of these bonds was $3,835. Interest on the bonds accrues at a variable rate of interest and is payable monthly. The interest rate at March 31, 2005 was 2.0%. Principal payments are due in semi-annual installments through August 2016. The Company has made all required payments of principal and interest on these bonds. The bonds are collateralized by, among other things, a first mortgage on the facility, a security interest in certain equipment and an irrevocable letter of credit issued by Wells Fargo Bank, N.A. pursuant to the terms of a reimbursement agreement between the Company and Wells Fargo. This letter of credit is in turn collateralized by $1,200 of restricted cash that Wells Fargo holds.

The reimbursement agreement contains financial covenants that require, among other things, that the Company maintain a minimum tangible net worth (as defined in the reimbursement agreement) of $23,000 plus 50% of net income from July 1, 2001 forward and a fixed-charge coverage ratio (as defined in the reimbursement agreement) of no less than 1.25. At March 31, 2005 and December 31, 2004, the Company

3D SYSTEMS CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
March 31, 2005
(amounts in thousands, except per share data)
(unaudited)

was in compliance with the fixed-charge coverage ratio and the minimum tangible net worth covenant under this reimbursement agreement.

However, as previously disclosed, during 2003, the Company operated under waivers of default under these financial covenants. On March 4, 2004, the Company and Wells Fargo entered into an amendment to the reimbursement agreement which stated that the Company was no longer in default of the financial covenants referred to above and that therefore Wells Fargo would no longer require the Company to replace the Wells Fargo letter of credit or to retire $1,200 of the industrial development bonds, as it had previously indicated it might require. Such amendment also amended certain of the criteria used to measure compliance with such financial covenants. It also added a provision that provides that the Company acknowledged that, upon the occurrence of any future event of default under the reimbursement agreement, Wells Fargo would not consider waiving such event of default unless and until the Company complied with all requirements imposed by Wells Fargo, which would include but not be limited to the immediate retirement of $1,200 of the industrial development bonds. The amendment provides that funds for such repayment would come first from the Company’s restricted cash then held by Wells Fargo, if any, and the balance from additional funds to be promptly provided by the Company to the trustee of such bonds upon notice from Wells Fargo. In addition, any event of default would result in an increase to the letter of credit fee from 1% of the stated amount of the letter of credit to 1.50% of the stated amount of the letter of credit prorated from the occurrence of such event of default until the next August 1, when the fee is due, and continuing for the life of the letter of credit. The Company is required to demonstrate its compliance with the financial covenants discussed above as of the end of each calendar quarter.

6% Convertible Subordinated Debentures

The Company privately placed $22,704 of 6% convertible subordinated debentures with institutional and accredited investors in 2003. The net proceeds from the issuance of these debentures, after deducting $578 of capitalized issuance costs, amounted to $22,126. The capitalized issuance costs are being amortized to interest expense over the 10-year life of the debentures. The 6% convertible subordinated debentures bear interest at the rate of 6% per year payable semi-annually in arrears in cash on May 31 and November 30 of each year. They are convertible into shares of Common Stock at the option of the holders at any time prior to maturity at $10.18 per share, subject to customary anti-dilution adjustments. During the first quarter of 2005, $100 aggregate principal amount of the debentures were converted into Common Stock. At March 31, 2005, the debentures were convertible into an aggregate of 2,220 shares of Common Stock. The Company has the right to redeem the debentures, in whole or in part, commencing on November 24, 2006 at a price equal to 100% of the then outstanding principal amount of the debentures being redeemed, together with all accrued and unpaid interest and other amounts due in respect of the debentures. The aggregate principal amount of these debentures then outstanding matures on November 30, 2013. If the Company undergoes a change in control (as defined), the holders may require the Company to redeem the debentures at 100% of their then outstanding principal amount, together with all accrued and unpaid interest and other amounts due in respect of the debentures. The debentures are subordinated in right of payment to senior indebtedness (as defined).

3D SYSTEMS CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
March 31, 2005
(amounts in thousands, except per share data)
(unaudited)

(8)   Convertible Preferred Stock

The Series B Convertible Preferred Stock accrues dividends, on a cumulative basis, at $0.60 per share each year while it remains outstanding. Prior to May 6, 2004, the cumulative dividend rate was $0.48 per share per year.

The Series B Convertible Preferred Stock is senior to the Common Stock and any other stock that ranks junior to the Series B Convertible Preferred Stock. Dividends are payable in cash semi-annually, when, as and if declared by the Board of Directors, on May 5 and November 5 of each year while these shares remain outstanding. In addition, the Series B Convertible Preferred Stock votes equally with the Common Stock and, as of March 31, 2005, was convertible at any time at the option of the holders on a share-for-share basis into 2,617 shares of Common Stock plus any accrued and unpaid dividends. Under certain circumstances, holders of these shares may receive upon conversion additional shares of Common Stock in respect of accrued and unpaid dividends. The Series B Convertible Preferred Stock is redeemable at the Company’s option at any time after May 5, 2006. The Company must redeem any shares of Series B Convertible Preferred Stock that remain outstanding on May 5, 2013. The redemption price in either case is $6.00 per share plus any accrued and unpaid dividends. At the time of its issuance, the Company agreed to prepare and file a registration statement under the Securities Act in order to register for resale the Common Stock issuable upon conversion of the Series B Convertible Preferred Stock. This obligation expires on May 5, 2005. The increase in the dividend rate referred to above occurred because no such registration statement was in effect on May 5, 2004.

(9)   Stock-based Compensation Plans

The Company maintains stock-based compensation plans that are described more fully in Note 18, “Stockholders’ Equity,” to the Consolidated Financial Statements for the year ended December 31, 2004, filed with the Company’s Annual Report on Form 10-K.

3D SYSTEMS CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
March 31, 2005
(amounts in thousands, except per share data)
(unaudited)

The following pro forma net income (loss) and net income (loss) per share information is presented as if the Company accounted for stock-based compensation awarded under its stock-based compensation plans using the fair value method. Under the fair value method, the estimated fair value of stock-based incentive awards is charged against income on a straight-line basis over the vesting period.

	Three Months Ended
	March 31, 2005	March 31, 2004
Net income (loss) available to common stockholders, as reported	$783	$(2,502)
Deduct: Stock-based employee compensation expense determined under the fair value method for all awards	427	605
Pro forma net income (loss)	$356	$(3,107)
Basic net income (loss) available to common stockholders per share:
As reported	$0.05	$(0.19)
Pro forma	$0.02	$(0.24)
Diluted net income (loss) available to common stockholders per share:
As reported	$0.05	$(0.19)
Pro forma	$0.02	$(0.24)

The Company currently applies the intrinsic-value-based method of accounting prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations to account for stock options previously issued under its stock option plans. These interpretations include FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25,” issued in March 2000. Under this method, compensation expense is generally recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. The Company has adopted the “disclosure only” provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” which was released in December 2002 as an amendment to SFAS No. 123. These statements establish accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As currently allowed by SFAS No. 123 and SFAS No. 148, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above. In December 2004, the FASB issued SFAS No. 123 (revised 2004) (“SFAS 123R”) which replaced SFAS No. 123 and supersedes APB Opinion No. 25. SFAS 123R requires compensation expense to be recorded for options, including those issued prior to the date of the adoption of SFAS No. 123R, over their vesting period. On April 15, 2005, the SEC issued a final rule deferring the effective date of SFAS No. 123R to the first interim or annual reporting period of an issuer’s first fiscal year beginning on or after June 15, 2005, which in the case of the Company will be the first quarter of 2006. The Company currently intends to adopt SFAS No. 123R on January 1, 2006 and, once adopted, will begin to record compensation expense for options vesting subsequent to that time.

SFAS No. 123 requires the use of option pricing models that were not developed for use in valuing employee stock options. The Black-Scholes’ option pricing model was developed for use in estimating the fair value of short-lived exchange-traded options that have no vesting restrictions and are fully transferable.

3D SYSTEMS CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
March 31, 2005
(amounts in thousands, except per share data)
(unaudited)

In addition, option pricing models require the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of employee stock options. The fair values of options granted in 2005 and 2004 were estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions:

	First Quarter 2005	First Quarter 2004
Stock Option Plans:
Expected life (in years)	—	2.5
Risk-free interest rate	—%	2.36%
Volatility	—	0.68
Dividend yield	—%	0.00%
Employee Stock Purchase Plan:
Expected life (in years)	0.25	0.25
Risk-free interest rate	2.59%	2.33%
Volatility	0.38	0.68
Dividend yield	0.00%	0.00%

No stock options were granted during the three months ended March 31, 2005.

During the first quarter of 2005, the Company made restricted stock awards covering 55 shares of Common Stock to certain employees, including executive officers, pursuant to the Company’s 2004 Incentive Stock Plan. Shares of restricted Common Stock awarded under that Plan are issued for a purchase price of $1.00 per share and are subject to forfeiture for a period of three years following their date of grant in the event that the recipient leaves the employ of the Company other than as a result of death or disability. The Company records deferred compensation in stockholders’ equity with respect to such awards in an amount equal to the difference between the fair market value of the Common Stock covered by each award on the date of grant less the amount paid by each recipient. The Company recorded $941 of deferred compensation and $32 of amortization expense related to deferred compensation with respect to the foregoing awards in the first quarter of 2005. Certain of such awards were made in lieu of, or as an alternative to, cash bonuses that had previously been accrued with respect to 2004. As a result, the Company reduced its accrual for 2004 bonuses by a net amount of $256.

3D SYSTEMS CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
March 31, 2005
(amounts in thousands, except per share data)
(unaudited)

(10)   Computation of Net Income (Loss) Per Share

The following is a reconciliation of the numerator and denominator of the basic and diluted net income (loss) per share computations:

	Three Months Ended
	March 31, 2005	March 31, 2004
Numerator:
Net income (loss) available to common stockholders—numerator for basic net income (loss) per share	$783	$(2,502)
Add: Preferred stock dividend	—	—
Interest expense associated with 6% convertible subordinated debentures	—	—
Interest expense associated with 7% convertible subordinated debentures(a)	—	—
Net income (loss) available to common stockholders—numerator for dilutive net income (loss) per share	$783	$(2,502)
Denominator:
Denominator for basic net income (loss) per share—weighted average shares	14,575	12,955
Add: Effect of dilutive securities:		—
Stock options and restricted stock	1,238	—
Preferred stock	—	—
6% convertible subordinated debentures	—	—
7% convertible subordinated debentures(a)	—	—
Denominator for diluted net income (loss) per share—weighted average shares	15,813	12,955

(a)           All outstanding 7% convertible subordinated debentures had been converted into Common Stock as of December 31, 2004.

3D SYSTEMS CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
March 31, 2005
(amounts in thousands, except per share data)
(unaudited)

Shares of Common Stock issuable upon conversion of the Series B Convertible Preferred Stock and outstanding convertible debentures were excluded from the calculation of diluted net income (loss) per share for both of the above periods because their effects would have been anti-dilutive, that is, they would have increased net income per share available to common stockholders in the 2005 period and reduced net loss per share available to common stockholders in the 2004 period. In-the-money stock options were excluded from the calculation of diluted net loss per share in the three-month period ended March 31, 2004 because their effect would have been anti-dilutive. Weighted average shares of Common Stock outstanding for the 2005 quarter used to calculate diluted net income per share include the effect of the assumed exercise of 2,294 outstanding in-the-money stock options which, pursuant to the treasury-stock method, would have resulted in the inclusion of a net 1,238 diluted shares of Common Stock. The number of shares of potentially dilutive Common Stock at March 31, 2005 that were excluded from the above calculation was 4,887, consisting of 50 shares of Common Stock issuable upon exercise of out-of-the-money stock options, 2,617 shares issuable upon conversion of Series B Convertible Preferred Stock and 2,220 shares issuable upon conversion of 6% convertible subordinated debentures.

(11)   Segment Information

The Company operates in one reportable business segment in which it develops, manufactures and markets worldwide rapid 3-D printing, prototyping and manufacturing systems designed to reduce the time it takes to produce three-dimensional objects. The Company conducts its business through operations in the United States, sales and service offices in the European Community (France, Germany, the United Kingdom and Italy) and Asia (Japan and Hong Kong), and a research and production facility in Switzerland. Revenue from unaffiliated customers attributed to Germany includes sales by the Company’s German unit to customers in countries other than Germany. The Company has historically disclosed summarized financial information for the geographic areas of operations as if they were segments in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

Such summarized financial information concerning the Company’s geographical operations is shown in the following tables:

	Three Months Ended
	March 31, 2005	March 31, 2004
Revenue from unaffiliated customers:
North America	$14,253	$13,449
Germany	5,156	5,736
Other Europe	5,991	6,211
Asia	5,032	4,119
Total	$30,432	$29,515

3D SYSTEMS CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
March 31, 2005
(amounts in thousands, except per share data)
(unaudited)

All revenue between geographic areas is recorded at transfer prices, which are above cost and provide for an allocation of profit between entities.

	Three Months Ended
	March 31, 2005	March 31, 2004
Revenue from or transfers between geographic areas:
North America	$9,248	$4,754
Germany	726	1,064
Other Europe	1,351	1,885
Asia	—	—
Total	$11,325	$7,703

	Three Months Ended
	March 31, 2005	March 31, 2004
Income (loss) from operations:
North America	$2,112	$(4,856)
Germany	(242)	609
Other Europe	78	2,015
Asia	255	1,010
Subtotal	2,203	(1,222)
Inter-company elimination	(569)	(2)
Total	$1,634	$(1,224)

	March 31, 2005	December 31, 2004
Assets:
North America	$98,775	$93,599
Germany	17,101	25,366
Other Europe	37,687	51,283
Asia	11,521	14,358
Subtotal	165,084	184,606
Inter-company elimination	(34,881)	(53,110)
Total assets	$130,203	$131,496

3D SYSTEMS CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
March 31, 2005
(amounts in thousands, except per share data)
(unaudited)

The Company’s revenue from unaffiliated customers by type are as follows:

	Three Months Ended
	March 31, 2005	March 31, 2004
Systems and other products	$10,153	$11,036
Materials	10,093	8,693
Services	10,186	9,786
Total sales	$30,432	$29,515

(12)   Commitments and Contingencies

On October 27, 2004, 3D Systems, Inc. (“3D California”), a wholly owned subsidiary of the Company, filed an action (the “New Jersey Action”) in the United States District Court in New Jersey (Case No. 04-5261) alleging, among other things, that the manufacture and sale by Objet Geometries Ltd. of Israel (“Objet”) and its North American distributor, Stratasys, Inc. (“Stratasys”), of Objet’s Eden printer products infringe certain patents owned or licensed by 3D California. 3D California seeks a permanent injunction against the future distribution and sale of Objet Eden printer products, monetary damages for past sales, attorneys’ fees, expenses and costs. On November 19, 2004, Stratasys filed a motion with the Court to transfer this action to the United States District Court for the District of Minnesota. 3D California opposed this motion. On May 3, 2005, the Court granted the defendants’ motion to transfer.

On January 21, 2005, Objet and Stratasys filed a complaint in the United States District Court in Minnesota against 3D California alleging infringement by the Company’s InVision™ 3-D Printers of three U.S. patents alleged to have been purchased by Objet from Cubital Ltd. of Israel. The complaint also alleges that the six U.S. patents that 3D California asserted against Objet and Stratasys in the New Jersey Action were not infringed and are invalid. The plaintiffs seek a preliminary and permanent injunction against the sale of the Company’s InVision™ 3-D Printers, damages from 3D California, a declaratory judgment that the patents asserted by 3D California in the New Jersey Action are invalid and not infringed by Objet or Stratasys, and costs and attorneys’ fees. The complaint in this action had not been served on 3D California as of March 31, 2005.

On October 27, 2004, Koninklijke DSM N.V. (“DSM”) filed a petition in the District Court of Frankfurt, Germany (Case No. 2 06 O 426/04) against the Company’s German subsidiary, 3D Systems GmbH (“3D Germany”), seeking a preliminary injunction against its sale in Germany of the Company’s Bluestone™ stereolithography resin on the alleged basis that this product infringes German patent no. DE 69713558 alleged to be jointly owned by DSM, Japan Synthetic Rubber Co. Ltd. (“JSR”), and Japan Fine Coatings Co. Ltd. (“JFC”). On November 25, 2004, 3D Germany filed an action against DSM, JSR and JFC in the Federal Patent Court in Munich, Germany (Case No. 4 Ni 58/04) in which it seeks a judgment of that Court that would invalidate this patent. The Court has set a November 6, 2005 hearing date for this action. On December 13, 2004, DSM withdrew the foregoing petition for a preliminary injunction, but subsequently served on 3D Germany a complaint that was originally filed on November 2, 2004 in the Frankfurt, Germany District Court (Case No. 2-06 0442/04) alleging claims of infringement

3D SYSTEMS CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
March 31, 2005
(amounts in thousands, except per share data)
(unaudited)

based on the same patent. Such complaint seeks injunctive relief preventing the distribution of Bluestone™ resin in Germany and an accounting for sales of that product in Germany. 3D Germany filed a reply to DSM’s complaint in which, among other things, it requested dismissal of the complaint and assessment of its costs against DSM. 3D Germany has also asserted various defenses, including that the Bluestone™ material does not infringe any valid claim of the patent and that the asserted claims of the patent are invalid. The Court held an initial hearing on DSM’s complaint in Frankfurt on February 9, 2005 for the purpose of addressing the alleged infringement issues and 3D Germany’s defenses as well as complying with the mandatory German Civil Code hearing requirements. At that hearing, the Court made no rulings and set another hearing date for May 11, 2005. The Court instructed the parties to file additional legal briefs prior to that hearing to further address the issues and defenses in the case.

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

We are subject to a number of risks and uncertainties that may affect our future performance, as discussed in greater detail in the section entitled “Forward-Looking Statements” at the end of this Item 2.

Overview

We design, develop, manufacture, market and service rapid 3-D printing, prototyping and manufacturing systems and related products and materials and provide customer services that enable complex three-dimensional objects to be produced directly from computer data without tooling, greatly reducing the time and cost required to produce prototypes or customized production parts. Our consolidated revenue is derived primarily from the sale of our systems, the sale of the related materials used by the systems to produce solid objects and the provision of services to our customers.

Results of Operations

The following table sets forth, for the periods indicated, revenue and percentages of revenue by class of product and service:

	Three months ended
	March 31, 2005		March 31, 2004
Systems and other products	$10,153	33.4%	$11,036	37.4%
Materials	10,093	33.2	8,693	29.4
Services	10,186	33.4	9,786	33.2
Total revenue	$30,432	100.0%	$29,515	100.0%

Consolidated revenue increased 3.1% in the first three months of 2005 compared to the 2004 period. A decrease in the revenue from our systems was more than offset by higher revenue from our materials and services in the first three months of 2005 compared to the 2004 period. As discussed in greater detail below, for the first three months of 2005:

•       we recorded a $1.6 million operating profit due to higher gross profit and lower operating expenses compared to a $1.2 million operating loss that we experienced in the first three months of 2004; and

•       we recorded $0.8 million of net income available to common stockholders in the first quarter of 2005 compared to a $2.5 million loss in the prior-year period.

Recent Developments

Since the beginning of 2005 and prior to the date of this report, we announced several new systems and materials, including:

•       our Sinterstation® Pro SLS® system, an automated selective laser sintering manufacturing system that is designed to enable our customers to mass customize and produce high-quality end-use parts, patterns, fixtures and tools consistently and economically from our proprietary engineered plastics, on-site and on-demand;

•       our DuraForm® Flex plastic, a rubber-like, tear-resistant, flexible plastic that can be used in our selective laser sintering systems to produce functional prototypes and end-use parts for which rubber-like, flexible characteristics are useful;

•       our DuraForm® AF plastic, a cast-aluminum-like engineered composite for use in our selective laser sintering systems that has the appearance of aluminum, the excellent surface finish and fine feature definition of our un-reinforced DuraForm® plastics and the superior stiffness of an engineered composite, to provide our customers with materials suited for applications such as aerodynamic models, jigs and fixtures, household appliances, casting patterns and functional prototypes such as cases and metal enclosures;

•       our InVision™ LD 3-D Printer which we expect to become available in the third quarter of 2005; this 3-D printer builds complex geometrical shapes one slice thickness at a time and is designed for communication and concept modeling applications; and

•       our ProCure™ system, a stainless steel part-curing system for parts produced on certain of our SLA® systems.

None of these new products had a material impact on our operating results for the first quarter of 2005.

Consolidated revenue

The principal factors affecting our consolidated revenue in the first three months of 2005 compared to the 2004 quarter were changes in unit volume, the combined effect of changes in product mix and average selling prices, and foreign currency translation. With respect to the combined effect of changes in product mix and average selling prices, the principal influence on those changes in the first quarter of 2005 was changes in product mix.

For the first quarter of 2005, our consolidated revenue increased 3.1% to $30.4 million from $29.5 million for the first quarter of 2004. This increase was primarily due to higher unit sales and the favorable effect of foreign currency translation, partially offset by the combined effect of changes in product mix and average selling prices. Sales of new products and services introduced since the latter part of 2003 increased by $3.9 million to $6.3 million in the first quarter of 2005. Foreign currency had a favorable $0.6 million impact on consolidated revenue for the 2005 quarter due to the strengthening of foreign currencies compared to the U.S. dollar. The partially offsetting effect of product mix and average selling prices on revenue from systems and other products in the quarterly period was primarily due to the continuing shift in systems’ sales from aging and older systems to smaller-frame systems and price declines in aging and older systems.

The components of the change in revenue by class of product and service for the first quarter of 2005 are shown in the following table, together with the corresponding percentage of that change compared to the 2004 level of revenue for that product or service.

	Systems and Other Products		Materials		Services		Net Change in Consolidated Revenue
	(dollars in thousands)
Volume—Core products and services	$(1,178)	(10.7)%	$(213)	(2.5)%	$(605)	(6.2)%	$(1,996)	(6.8)%
Volume—New products	1,329	12.0	1,713	19.7	809	8.3	3,851	13.0
Price/mix	(1,221)	(11.0)	(296)	(3.4)	—	—	(1,517)	(5.1)
Foreign currency translation	187	1.7	196	2.3	196	2.0	579	2.0
Net change in consolidated revenue	$(883)	(8.0)%	$1,400	16.1%	$400	4.1%	$917	3.1%

As set forth in the foregoing table and the table on page 18.

•       Revenue from systems and other products decreased 8.0% to $10.2 million in the first quarter of 2005 from $11.0 million in the first quarter of 2004. Revenue from systems and other products represented 33.4% and 37.4% of consolidated revenue for the first quarter of 2005 and 2004, respectively.

•       Revenue from materials increased 16.1% to $10.1 million for the first quarter of 2005 from $8.7 million for the first quarter of 2004. Revenue from materials represented 33.2% and 29.4% of consolidated revenue for the first quarter of 2005 and 2004, respectively.

•       Revenue from services increased 4.1% to $10.2 million for the first quarter of 2005 from $9.8 million for the first quarter of 2004. Revenue from services represented 33.4% and 33.2% of consolidated revenue for the first quarter of 2005 and 2004, respectively.

The decrease in revenue from systems and other products was primarily due to a $2.4 million decline attributable to the combined effects of changes in product mix, average selling prices and lower unit sales of our core products, which include our aging and older large-frame systems. This was partially offset by a $1.5 million increase resulting from higher unit sales of our new products and the favorable effect of foreign currency translation.

Systems’ orders and sales tend to fluctuate on a quarterly basis as a result of a number of factors, including the types of systems ordered by customers, customer acceptance of new products, the timing of product shipments, world economic conditions and fluctuations in foreign exchange rates. Our systems are generally purchased by our customers as capital equipment items, and purchasing decisions may have a long lead-time. Due to the price of certain systems, including our aging and older systems, and the overall low unit volumes, the acceleration or delay of shipments of a small number of systems from one period to another can significantly affect our systems’ sales for the period involved. As we have previously disclosed, during 2004 we discontinued the practice of deeply discounting our systems’ sale prices at the end of calendar quarters. Late in the first quarter of 2005, we experienced a resurgence of efforts by customers to place deeply discounted orders, a trend that was present in early 2004 but was absent during the fourth quarter of 2004. Consistent with our earlier decision to discontinue quarter-end, deep discounting of systems, we rejected these efforts, which although they may have increased revenue, would have done little to improve our profitability. We believe that our resolve may have resulted in foregone revenue from systems in the first quarter of 2005 in excess of $2.5 million.

The increase in revenue from materials in the first quarter of 2005 was primarily due to $1.7 million arising from higher unit sales of new products and a $0.2 million favorable effect of foreign currency translation, partially offset by $0.3 million of unfavorable price and mix effects and a $0.2 million decline in older product unit volumes.

The increase in revenue from services in the first quarter of 2005 was principally due to a net $0.2 million increase arising from higher unit volume and $0.2 million from the favorable effect of foreign currency translation.

Revenue by Geographic Region

Our operations in the U.S. and the Asia-Pacific region contributed to higher revenue in the first quarter of 2005, which was partially offset by a decrease in revenue in Europe compared to that in the first quarter of 2004. Revenue by geographic area in which we operate is shown in the following table:

	Three months ended
	March 31, 2005		March 31, 2004
	(dollars in thousands)
U.S. operations	$14,253	46.9%	$13,449	45.6%
European operations	11,147	36.6	11,947	40.5
Asia-Pacific operations	5,032	16.5	4,119	13.9
Total revenue	$30,432	100.0%	$29,515	100.0%

The components of the changes in revenue by geographic region for the first quarter of 2005 are shown in the following table, together with the corresponding percentage of that change compared to the level of revenue for the corresponding period of the prior year for that geographic area.

	U.S.		Europe		Asia-Pacific		Net Change in Consolidated Revenue
	(dollars in thousands)
Volume	$2,270	16.9%	$(743)	(6.2)%	$328	8.0%	$1,855	6.2%
Price/mix	(1,466)	(10.9)	(561)	(4.7)	510	12.4	(1,517)	(5.1)
Foreign currency translation	—	—	504	4.2	75	1.8	579	2.0
Net change in consolidated revenue	$804	6.0%	$(800)	(6.7)%	$913	22.2%	$917	3.1%

As set forth in the foregoing tables:

•       Revenue from U.S. operations increased by 6.0% to $14.3 million for the first quarter of 2005 from $13.4 million for the first quarter of 2004. The growth in revenue from U.S. operations was primarily due to higher unit volume, which was partially offset by the effect of price and mix, as we began to realize the benefits of the restructuring of the U.S. sales organization that we carried out in 2004. Revenue from U.S. operations represented 46.9% and 45.6% of consolidated revenue for the first quarters of 2005 and 2004, respectively.

•       Revenue from operations outside the U.S. increased by $0.1 million in the first quarter of 2005 but decreased to 53.1% of consolidated revenue for the first quarter of 2005 from 54.4% of consolidated revenue for the first quarter of 2004, reflecting the effect of the higher growth in revenue in the U.S. Excluding the favorable effect of foreign currency translation, revenue from operations outside the U.S. would have been 52.3% of consolidated revenue for the first quarter of 2005. Excluding the $0.6 million favorable effect of foreign currency translation, revenue from operations outside the U.S. would have decreased 2.9% for the first quarter of 2005 compared to the first quarter of 2004.

•       Revenue from European operations decreased by $0.8 million or 6.7% to $11.1 million for the first quarter of 2005 from $11.9 million for the first quarter of 2004. This decrease was due to lower unit volume and the combined effect of price and mix, partially offset by the favorable effect of foreign currency translation. European revenue represented 36.6% and 40.5% of consolidated revenue for the first quarters of 2005 and 2004, respectively.

•       Revenue from Asia-Pacific operations increased 22.2% to $5.0 million for the first quarter of 2005 from $4.1 million for the first quarter of 2004. This increase in revenue resulted from higher unit volume, improved pricing and mix and, to a lesser extent, the favorable effect of foreign currency translation. Asia-Pacific revenue represented 16.5% and 13.9% of consolidated revenue for the first quarters of 2005 and 2004, respectively.

Costs and margins

Our cost of sales in first quarter of 2005 declined 0.3% to $17.4 million compared to $17.5 million for the corresponding period in 2004, and it declined to 57.3% of consolidated revenue in the 2005 period from 59.2% for the 2004 period. A modest decrease in product cost of sales was partially offset by a modest increase in service cost of sales. The reduction in product cost of sales arose as we began to realize the benefit of our outsourcing activities. This reduction was achieved despite a $1.0 million unfavorable effect from foreign exchange transaction items between the first quarter of 2005 and 2004. Service cost of sales increased as a result of higher service revenue and added provisions for excess and obsolete service-related inventories.

Our gross profit and gross profit margin improved during the first quarter of 2005 compared to the first quarter of 2004 as a result of our higher revenue and our relatively constant cost of sales. Gross profit increased to $13.0 million or 42.7% of consolidated revenue for the 2005 quarter from $12.0 million or 40.8% of consolidated revenue for the first quarter of 2004.

For the above mentioned reasons, our gross profit margin for products increased to 49.1% of consolidated product revenue in the first quarter of 2005 from 44.7% of consolidated product revenue for the first quarter of 2004, while our gross profit margin on services decreased to 30.0% of consolidated service revenue for the first quarter of 2005 from 32.8% of consolidated service revenue for the first quarter of 2004.

Selling, general and administrative expenses

Our selling, general and administrative expenses declined during the first quarter of 2005 compared to the first quarter of 2004.

For the first quarter of 2005, selling, general and administrative expenses declined 19.2% to $8.7 million from $10.8 million in the first quarter of 2004. In the first quarter of 2005, foreign currency translation had a $0.2 million unfavorable effect on these expenses. This $2.1 million decrease was due primarily to:

•       a $1.7 million decline in legal costs in the first quarter of 2005 compared to the 2004 quarter primarily due to the absence in the 2005 period of legal costs associated with litigation and other legacy legal matters that were settled in 2004;

•  a $0.4 million reduction in selling expenses;

•       a $0.2 million net reduction in our accrual for bonuses, primarily due to voluntary election by certain employees, including executive officers, of restricted stock awards in lieu of cash bonuses for 2004; and

•       a $0.2 million reduction in bad debt expense,

partially offset by

•       $0.1 million of higher consulting and contract labor expenses and $0.2 million of higher fees for professional services, including those related to compliance with the Sarbanes-Oxley Act; and

•  $0.1 million of expense associated with our contributions to the tsunami relief effort.

Research and development expenses

Research and development expenses for the first quarter of 2005 increased by 7.1% to $2.7 million compared to the 2004 quarter, reflecting continued high levels of product development work. We anticipate that research and development expenses for 2005 will be in the range of 7-8% of consolidated 2005 revenue due to increased activity with selected projects.

Income (loss) from operations

As a result of our higher consolidated revenue, our higher gross profit and our lower operating costs and expenses discussed above, we recorded $1.6 million of income from operations in the first quarter of 2005, representing 5.4% of consolidated revenue compared to a $1.2 million loss from operations for the 2004 period.

Depreciation and amortization included in operating income (loss) was $1.5 million for the three months ended March 31, 2005 and $1.7 million for the three months ended March 31, 2004. We expect annual depreciation and amortization to be in the range of $6.0 to $7.0 million in 2005.

Interest and other expense, net

Interest and other expense, net, which consists primarily of interest expense, was $0.3 million for the first quarter of 2005 compared $0.5 million for the first quarter of 2004. This decrease was due primarily to the absence in the first quarter of 2005 of interest on our 7% convertible subordinated debentures, all of which had been converted into Common Stock as of December 31, 2004, and higher interest rates for invested funds in the first quarter of 2005 compared to the first quarter of 2004.

Provision for income taxes

The $0.1 million provision for income taxes for the first quarter of 2005 and the $0.5 million provision for income taxes for the first quarter of 2004 primarily reflect provisions for income taxes arising from foreign operations for each period and, for 2005, a provision for alternative minimum taxes in the U.S. The reduction in the tax provision in the 2005 period resulted primarily from the effect of tax-planning initiatives that we implemented in 2004.

Net income (loss)

Reflecting our $1.6 million of operating income in the first quarter and the other factors discussed above, we recorded $1.2 million of net income for the first quarter of 2005. Net income available to common stockholders for the first quarter was $0.8 million after giving effect to accrued dividends and accretion of preferred stock issuance costs with respect to the Series B Convertible Preferred Stock. On a per share basis, basic and diluted income per share available to the common stockholders in the first quarter was $0.05. The dilutive effect of outstanding stock options was included in diluted income per share in the 2005 period.

Net loss available to common stockholders for the first quarter of 2004 was $2.5 million, or $0.19 per share (basic and diluted), after giving effect to accrued dividends and accretion of preferred stock issuance costs. The dilutive effects of our outstanding stock options for the 2004 period, and of the convertible subordinated debentures and Series B Convertible Preferred Stock then outstanding, were excluded as they would have been anti-dilutive.

Liquidity and Capital Resources

Our principal sources of liquidity during the first quarter of 2005 were cash flow from operations and net proceeds from the exercise of stock options.

Cash flow

The following table summarizes the cash provided by or used in operating activities, investing activities and financing activities, as well as the effect of changes in foreign exchange rates on cash, for the first three months of 2005 and 2004:

	Three months ended
	March 31, 2005	March 31, 2004
	(in thousands)
Cash provided by (used in) operating activities	$312	$(776)
Cash used in investing activities	(1,118)	(338)
Cash provided by financing activities	770	391
Effect of exchange rate changes on cash	267	(367)
Net increase (decrease) in cash and cash equivalents	$231	$(1,090)

Cash flow from operations

Our operations provided $0.3 million of net cash in the first three months of 2005. Such cash was generated by our $1.2 million of net income, partially offset by the $0.8 million combined net effect of non-cash items, including depreciation and amortization, and changes in operating assets and operating liabilities in the ordinary course of business. Such non-cash items and changes in operating assets and operating liabilities included:

•       $1.6 million of non-cash items, including depreciation and amortization;

•       a $1.8 million reduction in accounts receivable, net;

•       a $0.6 million decrease in inventories, net; and

•       a $0.5 million reduction in deferred revenue,

partially offset by a net reduction in cash resulting from

•  a $2.2 million increase in prepaid expenses and other current assets;

•  a $2.8 million decrease in accrued liabilities;

•  a $0.2 million net decrease arising from other operating accounts; and

•  a $0.1 million increase in other assets.

Net cash used in operating activities in the first quarter of 2004 was $0.8 million, which resulted from our $2.2 million net loss in that period and changes in operating assets and liabilities that were partially offset by non-cash expenses that arose in the ordinary course of business.

With respect to the 2005 period, $0.8 million of the decrease in inventories, substantially all of the increase in prepaid expenses and other current assets and $0.8 million of the decrease in accrued liabilities arose from the accounting for inventory and our non-contractual purchase obligation related to the equipment assembly activities that we outsourced to third parties beginning in the third quarter of 2004. See Note 3 to the Condensed Consolidated Financial Statements. Prepaid expenses and other current assets included a $1.5 million non-trade receivable that we recorded pursuant to SFAS No. 49 in connection with these activities and $3.4 million in progress payments made to an equipment assembler.

Components of inventories were as follows:

	March 31, 2005	December 31, 2004
Raw materials	$2,583	$3,522
Inventory held by assemblers	—	812
Work in process	208	492
Finished goods	5,714	4,686
	$8,505	$9,512

The $1.0 million decrease in inventory shown in the table above and on the condensed consolidated balance sheets is the sum of (i) the cash-flow-related $0.6 million reduction in net inventory shown on the condensed consolidated statements of cash flows (ii) a $0.2 million non-cash decrease resulting from inventory transferred to property and equipment and (iii) a negative $0.2 million effect from foreign currency translation.

Apart from the decrease in accrued liabilities discussed above, the remaining decrease in accrued liabilities was primarily the result of scheduled payments during the first three months of 2005 for royalty obligations due annually, taxes payable, professional fees, interest payments and a reduction in accruals for bonuses and commissions.

The decrease in accounts receivable arose primarily from changes in our revenue and collections in the ordinary course of business from period to period. The changes in the first quarter of 2005 from the items of working capital not discussed above arose in the ordinary course of business.

Cash used for investing activities

Net cash used for investing activities in the first three months of 2005 was $1.1 million compared to $0.3 million in the first three months of 2004. In each period, the principal uses of cash for investment purposes were for additions to property and equipment, patent and license rights and software development costs. The increase in the 2005 period was due to higher levels of those costs compared to the 2004 quarter.

Capital expenditures were $0.8 million in the first quarter of 2005 compared to $0.2 million in the first quarter of 2004. We expect our capital expenditures in 2005 to be in the $2 million to $3 million range, primarily for information technology systems and hardware.

Cash provided by financing activities

Net cash provided by financing activities in the first three months of 2005 was $0.8 million. Such cash was provided primarily by the net proceeds of stock option exercises and was offset partially by a scheduled $0.1 million payment of principal on our outstanding industrial development bonds and $0.2 million in payments of other obligations.

Net cash provided by financing activities in the first quarter of 2004 was $0.4 million, which primarily resulted from $1.1 million of proceeds from the exercise of stock options, partially offset by a $0.1 million scheduled payment on our outstanding industrial development bonds, $0.2 million in payments under our obligation to the former RPC stockholders and $0.4 million of Common Stock registration costs.

Working capital

Our net working capital increased to $30.2 million at March 31, 2005 from $28.3 million at December 31, 2004. The $1.9 million increase in the 2005 period was primarily the result of:

•       a $2.9 million reduction in accrued liabilities as discussed above;

•       a $2.2 million increase in prepaid expenses and other current assets, which occurred for the reasons discussed above; and

•       a $0.2 million increase in cash and cash equivalents,

that more than offset

•       a $2.3 million decrease in accounts receivable, net due primarily to the reasons discussed above, and a reduction in the allowance for doubtful accounts at March 31, 2005; and

•       a $1.0 million decrease in inventories, net.

Liquidity

As discussed above, our principal sources of liquidity for the first quarter of 2005 were cash flow from operations and net proceeds from the exercise of stock options. As noted above, our unrestricted cash and cash equivalents increased by $0.2 million to $26.5 million at March 31, 2005 from $26.3 million at December 31, 2004 due to $1.3 million of cash provided by operating activities, financing activities and the effect of foreign exchange rate changes on cash, partially offset by $1.1 million of cash used in investing activities.

Outstanding debt

Our outstanding debt at March 31, 2005 and December 31, 2004 was as follows:

	March 31, 2005	December 31, 2004
Current portion of long-term debt:
Industrial development bonds	$190	$180
Long-term debt, less current portion
Industrial development bonds	$3,645	$3,745
6% convertible debentures	22,604	22,704
Total long-term debt, less current portion	$26,249	$26,449

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

The facility imposes certain limitations on our activities, including limitations on the incurrence of debt and other liens, limitations on the disposition of assets, limitations on the making of certain investments, and limitations on the payment of dividends on our Common Stock. The facility also requires us to comply with certain financial covenants, which include (a) a requirement to maintain a quick ratio (as defined) of at least 0.90 to 1.00 as of December 31, 2004 and of at least 1.00 to 1.00 as of March 31, 2005 and thereafter, (b) a requirement to maintain, at any time any revolving obligations (as defined) are outstanding under the facility equal to or in excess of $5 million, unrestricted cash in the United States in an amount not less than two-thirds of the amount of the outstanding revolving obligations, (c) a requirement to maintain, if there are any advances (as defined) outstanding under the facility at the end of any calendar quarter, a ratio of total liabilities less subordinated debt to tangible net worth (as each such term is defined) of not more than 2.10 to 1.00 as of December 31, 2004 and as of March 31, 2005 and thereafter of not more than 2.00 to 1.00, (d) a requirement to maintain, if there are any advances outstanding under the facility at the end of any calendar quarter, a tangible net worth (as defined) of not less than the sum of $20 million plus the amount of any tangible net worth additions (as defined), and (e) a requirement to maintain domestic tangible assets of not less than 25% of adjusted tangible assets (as such terms are defined). We were in compliance with these requirements at March 31, 2005.

At March 31, 2005, we had $0.9 million of foreign exchange forward contracts outstanding with Silicon Valley Bank. No borrowings or letters of credit were outstanding under this facility at March 31, 2005, and we do not currently expect to borrow under this credit facility due to our current cash position and our currently anticipated future cash flow. However, we expect this credit facility to provide us with additional liquidity as we grow and that the credit facility will allow us to better manage our foreign exchange exposure.

Industrial development bonds

Our Colorado facility was financed by industrial development bonds in the original aggregate principal amount of $4.9 million. At March 31, 2005, the outstanding principal amount of these bonds was $3.6 million. Interest on the bonds accrues at a variable rate of interest and is payable monthly. The interest rate at March 31, 2005 was 2.0%. Principal payments are due in semi-annual installments through August 2016. We have made all required payments of principal and interest on these bonds. The bonds are collateralized by, among other things, a first mortgage on the facility, a security interest in certain equipment and an irrevocable letter of credit issued by Wells Fargo Bank, N.A. pursuant to the terms of a reimbursement agreement between us and Wells Fargo. This letter of credit is in turn collateralized by $1.2 million of restricted cash that Wells Fargo holds.

The reimbursement agreement contains financial covenants that require, among other things, that we maintain a minimum tangible net worth (as defined in the reimbursement agreement) of $23.0 million plus 50% of net income from July 1, 2001 forward and a fixed-charge coverage ratio (as defined in the reimbursement agreement) of no less than 1.25. As of March 31, 2005 and December 31, 2004, we were in compliance with the fixed-charge coverage ratio and the minimum tangible net worth covenant under this reimbursement agreement.

However, as we have previously disclosed, during 2003, we operated under waivers of default under these financial covenants. On March 4, 2004, we and Wells Fargo entered into an amendment to the reimbursement agreement which stated that we were no longer in default of the financial covenants referred to above and that therefore Wells Fargo would no longer require us to replace the Wells Fargo letter of credit or to retire $1.2 million of the industrial development bonds, as it had previously indicated it might require us to do. Such amendment also amended certain of the criteria used to measure compliance with such financial covenants. It also added a provision that provides that we acknowledged that, upon the occurrence of any future event of default under the reimbursement agreement, Wells Fargo would not consider waiving such event of default unless and until we comply with all requirements imposed by Wells Fargo, which would include but not be limited to the immediate retirement of $1.2 million of the industrial development bonds. The amendment provides that funds for such repayment shall come first from our restricted cash then held by them, if any, and the balance from additional funds to be provided by us to the trustee of such bonds promptly upon notice from Wells Fargo. In addition, any event of default would result in an increase to the letter of credit fee from 1% of the stated amount of the letter of credit to 1.50% of the stated amount of the letter of credit prorated from the occurrence of such event of default until the next August 1, when the fee is due, and continuing for the life of the letter of credit. We are required to demonstrate our compliance with the financial covenants discussed above as of the end of each calendar quarter.

6% convertible subordinated debentures

The 6% convertible subordinated debentures bear interest at the rate of 6% per year payable semi-annually in arrears in cash on May 31 and November 30 of each year. They are convertible into shares of Common Stock at the option of the holders at any time prior to maturity at $10.18 per share, subject to customary anti-dilution adjustments. They are currently convertible into approximately 2.2 million shares of Common Stock. During the first quarter of 2005, $0.1 million aggregate principal amount of these debentures were converted into Common Stock. We have the right to redeem the debentures, in whole or in part, commencing on November 24, 2006 at a price equal to 100% of the then outstanding principal amount of the debentures being redeemed, together with all accrued and unpaid interest and other amounts due in respect of the debentures. If we undergo a change in control (as defined), the holders may require us to redeem the debentures at 100% of their then outstanding principal amount, together with all accrued and unpaid interest and other amounts due in respect of the debentures. The debentures are subordinated in right of payment to senior indebtedness (as defined). At the time the debentures were issued, we granted registration rights to the purchasers of the debentures pursuant to which, subject to certain terms and conditions, we agreed to file a registration statement to register for resale under the Securities Act of 1933, as amended (the “Securities Act”), the shares of Common Stock into which the debentures are convertible. The conditions to our obligation to file such registration statement have not yet been satisfied, and no such registration statement is currently pending.

Derivative financial instruments

Through March 31, 2005, we had entered into forward currency contracts in order to hedge our remaining CHF exposure to Swiss franc currency fluctuations related to our obligations to the former stockholders of RPC Ltd. and for obligations under purchase orders to a supplier aggregating a total value of CHF 1.0 million (approximately $0.9 million at settlement date). The fair value of these contracts at March 31, 2005 substantially offset the change in value of the underlying obligations due to currency fluctuations.

Series B convertible preferred stock

The Series B Convertible Preferred Stock accrues dividends, on a cumulative basis, at $0.60 per share each year while it remains outstanding. Prior to May 6, 2004, the cumulative dividend rate was $0.48 per share per year.

The Series B Convertible Preferred Stock is senior to our Common Stock and any other stock that ranks junior to the Series B Convertible Preferred Stock. Dividends are payable in cash semi-annually, when, as and if declared by the Board of Directors, on May 5 and November 5 of each year while these shares remain outstanding. In addition, the Series B Convertible Preferred Stock votes equally with our Common Stock and is convertible at any time at the option of the holders on a share-for-share basis into approximately 2.6 million shares of Common Stock plus any accrued and unpaid dividends. Under certain circumstances, holders of these shares may receive upon conversion additional shares of Common Stock in respect of accrued and unpaid dividends. The Series B Convertible Preferred Stock is redeemable at our option at any time after May 5, 2006. We must redeem any shares of Series B Convertible Preferred Stock that remain outstanding on May 5, 2013. The redemption price in either case is $6.00 per share plus any accrued and unpaid dividends. At the time of its issuance, we agreed to prepare and file a registration statement under the Securities Act in order to register for resale the Common Stock issuable upon conversion of the Series B Convertible Preferred Stock. This obligation expires on May 5, 2005. The increase in the dividend rate referred to above occurred because no such registration statement was in effect on May 5, 2004.

Stockholders’ equity

Stockholders’ equity increased 3.5% to $54.9 million at March 31, 2005 from $53.1 million at December 31, 2004. This increase resulted from our net income of $1.2 million and a $2.3 million increase in Common Stock and additional paid-in capital arising primarily from net proceeds from the exercise of stock options and the fair market value of restricted stock granted partially offset by:

•       a $0.9 million increase in deferred compensation arising from restricted stock awards;

•       $0.4 million of accrued dividends and accretion of preferred stock issuance costs relating to the Series B Convertible Preferred Stock; and

•       a $0.3 million cumulative translation adjustment.

Critical Accounting Policies and Significant Estimates

For a discussion of our critical accounting policies and estimates, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2004.

Forward-Looking Statements

Certain statements made by us in this Quarterly Report on Form 10-Q, in documents incorporated by reference herein, and in future oral and written statements by us may be forward-looking. These statements include comments as to our beliefs and expectations as to future events and trends affecting our business, our results of operations and our financial condition. These forward-looking statements are based upon management’s current expectations concerning future events and discuss, among other things, anticipated future performance and future business plans. Forward-looking statements are identified by such words and phrases as “expects,” “intends,” “believes,” “will continue,” “plans to,” “could be,” “estimates,” and similar expressions.

Forward-looking statements are necessarily subject to risks and uncertainties, many of which are outside of our control, which could cause actual results to differ materially from such statements.

We recognize that we are subject to a number of risks and uncertainties that may affect our future performance, such as:

•       economic, political, business and market conditions in the geographic areas in which we conduct business;

•       factors affecting the customers, industries and markets that use our materials and services;

•       competitive factors;

•       production capacity;

•       raw material availability and pricing;

•       our ability to complete a successful transition of our remaining supply chain and equipment refurbishment activities from our Grand Junction, Colorado facility to our third-party equipment assemblers, the ability of those third parties to perform their assembly, refurbishment and supply chain activities in a satisfactory manner, and the risks to us of disruption in our supply of systems to our customers if such third parties fail to perform in a satisfactory manner;

•       our success with distribution agreements with suppliers of materials or other products;

•       changes in energy-related expenses;

•       changes in the value of foreign currencies against the U.S. dollar;

•       changes in interest rates, credit availability or credit stature;

•       the effect on us of new pronouncements by accounting authorities;

•       our ability to hire, develop and retain talented employees worldwide;

•       our ability to develop and commercialize successful new products;

•       our success in entering new market places and acquiring and integrating new businesses;

•       our access to financing and other sources of capital and our ability to generate cash flow from operations;

•       our debt level;

•       our compliance with financial covenants in financing documents;

•       the outcome of litigation or other proceedings to which we are a party;

•       the volatility of our stock price;

•       the magnitude and timing of our capital expenditures;

•       our ability to forecast our sales of systems and to manage our inventory efficiently;

•       changes in our relationships with customers and suppliers;

•       acts and effects of war or terrorism; and

•       changes in domestic or foreign laws, rules or regulations, or governmental or agency actions.

For a discussion of such risks and uncertainties, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Cautionary Statements and Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2004.

Except as required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Item 3.                        Quantitative and Qualitative Disclosures About Market Risk

For a discussion of market risks at December 31, 2004, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004. During the first quarter of 2005, there were no material changes or developments that would materially alter the market risk assessment performed as of December 31, 2004, except as discussed in the following paragraph.

We and our subsidiaries conduct business in various countries using both our functional currencies and other currencies to effect cross-border transactions. As a result, we and our subsidiaries are subject to the risk that fluctuations in foreign exchange rates between the dates that those transactions are entered into and their respective settlement dates will result in a foreign exchange gain or loss. When practicable, we endeavor to match assets and liabilities in the same currency on our balance sheet and those of our subsidiaries in order to reduce these risks. We also, when we consider it to be appropriate, enter into foreign currency contracts to hedge exposures arising from those transactions. At March 31, 2005, these contracts related primarily to purchases of inventory from a third party and to payments due to the former shareholders of RPC Ltd., both of which are denominated in Swiss francs. The notional amount of these contracts at March 31, 2005 was CHF 1.0 million (equivalent to $0.9 million at settlement date). The fair value of these contracts at March 31, 2005 substantially offset the change in value of the underlying obligations due to currency fluctuations.

Item 4.                        Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 and Rule 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II

Item 1.                        Legal Proceedings

We are involved in the pending legal actions and investigations that are summarized below:

1.   On October 27, 2004, 3D Systems, Inc. (“3D California”), our wholly owned subsidiary, filed an action (the “New Jersey Action”) in the United States District Court in New Jersey (Case No. 04-5261) alleging, among other things, that the manufacture and sale by Objet Geometries Ltd. of Israel (“Objet “) and its North American distributor, Stratasys, Inc. (“Stratasys”), of Objet’s Eden printer products infringe certain patents owned or licensed by 3D California. 3D California seeks a permanent injunction against the future distribution and sale of Objet Eden printer products, monetary damages for past sales, attorney’s fees, expenses and costs. On November 19, 2004, Stratasys filed a motion with the Court to transfer this action to the United States District Court for the District of Minnesota. 3D California opposed this motion. On May 3, 2005, the Court granted the defendants’ motion to transfer. The defendants had not filed an answer to the complaint as of the date of this Quarterly Report on Form 10-Q.

2.   On January 21, 2005, Objet and Stratasys filed a complaint in the United States District Court in Minnesota against 3D California alleging the infringement by our InVision™ 3-D Printers of three U.S. patents alleged to have been purchased by Objet from Cubital Ltd. of Israel. The complaint also alleges that the six U.S. patents that 3D California asserted against Objet and Stratasys in the New Jersey Action were not infringed and are invalid. The plaintiffs seek a preliminary and permanent injunction against the sale of our InVision™ 3-D Printers, damages from 3D California, a declaratory judgment that the patents asserted by 3D California in the New Jersey Action are invalid and not infringed by Objet or Stratasys, and costs and attorney fees. The complaint in this action had not been served on 3D California as of the date of this Quarterly Report on Form 10-Q.

3.   On October 27, 2004, Koninklijke DSM N.V. (“DSM”) filed a petition in the District Court of Frankfurt, Germany (Case No. 2 06 O 426/04) against our German subsidiary, 3D Systems GmbH (“3D Germany”), seeking a preliminary injunction against its sale in Germany of our Bluestone™ stereolithography resin on the alleged basis that this product infringes German patent no. DE 69713558 alleged to be jointly owned by DSM, Japan Synthetic Rubber Co. Ltd. (“JSR”), and Japan Fine Coatings Co. Ltd. (“JFC”). On November 25, 2004, 3D Germany filed an action against DSM, JSR and JFC in the Federal Patent Court in Munich, Germany (Case No. 4 Ni 58/04) in which it seeks a judgment of that Court that would invalidate this patent. The Court has set a November 6, 2005 hearing date for this action. On December 13, 2004, DSM withdrew the foregoing petition for a preliminary injunction, but subsequently served on 3D Germany a complaint that was originally filed on November 2, 2004 in the Frankfurt, Germany District Court (Case No. 2-06 0442/04) alleging claims of infringement based on the same patent. Such complaint seeks injunctive relief preventing the distribution of Bluestone™ resin in Germany and an accounting for sales of that product in Germany. 3D Germany filed a reply to DSM’s complaint in which, among other things, it requested dismissal of the complaint and assessment of its costs against DSM. 3D Germany has also asserted various defenses, including that the Bluestone™ material does not infringe any valid claim of the patent and that the asserted claims of the patent are invalid. The Court held an initial hearing on DSM’s complaint in Frankfurt on February 9, 2005 for the purpose of addressing the alleged infringement issues and 3D Germany’s defenses as well as complying with the mandatory German Civil Code hearing requirements. At that hearing, the Court made no rulings and set another hearing date for May 11, 2005. The Court instructed the parties to file additional legal briefs prior to that hearing to further address the issues and defenses in the case.

4.   On May 6, 2003, we received a subpoena from the U.S. Department of Justice to provide certain documents to a grand jury investigating antitrust and related issues within our industry. We were advised that we are not a target of the grand jury investigation, and we have not been informed that this status has changed. We have furnished documents required by the subpoena and are otherwise complying with the subpoena.

We are also involved in various other legal matters incidental to our business. Our management believes, after consulting with counsel, that the disposition of these other legal matters will not have a material effect on our consolidated results of operations or consolidated financial position.

Item 6.                        Exhibits

(a)   Exhibits

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 5, 2005.
31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 5, 2005.
32.1	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 5, 2005.
32.2	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 5, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

3D SYSTEMS CORPORATION
	By:	/s/ FRED R. JONES
Fred R. Jones
Vice President and Chief Financial Officer
(Principal Financial Officer)
(Duly Authorized Officer)
Date: May 5, 2005