Form 10-Q
period 2005-06-30
3D SYSTEMS CORP
filed 2005-08-01
CIK 910638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Yes   ☒     No   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☒     No   ☐

Shares of Common Stock, par value $0.001, outstanding as of June 30, 2005:  15,123,649

3D SYSTEMS CORPORATION

i

3D SYSTEMS CORPORATION
Condensed Consolidated Balance Sheets
June 30, 2005 and December 31, 2004
(in thousands, except par value)

	June 30, 2005	December 31, 2004
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$28,121	$26,276
Accounts receivable, net of allowance for doubtful accounts of $979 (2005) and $1,214 (2004)	19,294	22,209
Inventories, net of reserves of $1,892 (2005) and $2,710 (2004)	9,319	9,512
Prepaid expenses and other current assets	8,979	5,507
Total current assets	65,713	63,504
Property and equipment, net	9,256	9,500
Intangible assets, net	9,655	10,808
Goodwill	44,795	45,135
Restricted cash	1,200	1,200
Other assets, net	1,164	1,349
	$131,783	$131,496
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$190	$180
Accounts payable	5,153	6,937
Accrued liabilities	9,025	13,447
Customer deposits	927	819
Deferred revenues	12,275	13,797
Total current liabilities	27,570	35,180
Long-term debt, less current portion	3,645	3,745
Convertible subordinated debentures	22,604	22,704
Other liabilities	1,063	1,607
	54,882	63,236
Authorized 5,000 preferred shares; Series B convertible redeemable preferred stock, authorized 2,670 shares, issued and outstanding 2,617 (2005) and 2,621 (2004) shares, mandatory redemption in 2013 (aggregate liquidation value of $15,961)	15,211	15,196
Stockholders’ equity:
Common stock, $0.001 par value, authorized 60,000 shares; issued and outstanding 15,123 (2005) and 14,490 (2004)	15	14
Additional paid-in capital	106,697	97,859
Deferred compensation	(1,774)	(45)
Treasury stock, at cost; 8 shares	(68)	(68)
Accumulated deficit in earnings	(42,387)	(44,881)
Accumulated other comprehensive income (loss)	(793)	185
Total stockholders’ equity	61,690	53,064
	$131,783	$131,496

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION
Condensed Consolidated Statements of Operations
Three Months and Six Months Ended June 30, 2005 and June 30, 2004
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenue:
Products	$22,657	$17,613	$42,903	$37,342
Services	10,112	10,280	20,298	20,066
Total revenue	32,769	27,893	63,201	57,408
Cost of sales:
Products	12,231	9,318	22,529	20,225
Services	6,193	6,272	13,322	12,846
Total cost of sales	18,424	15,590	35,851	33,071
Gross profit	14,345	12,303	27,350	24,337
Operating expenses:
Selling, general and administrative	9,900	9,504	18,596	20,132
Research and development	2,701	2,644	5,376	5,141
Severance and restructuring	7	8	7	141
Total operating expenses	12,608	12,156	23,979	25,414
Income (loss) from operations	1,737	147	3,371	(1,077)
Interest and other expense, net	185	514	530	981
Income (loss) before provision for income taxes	1,552	(367)	2,841	(2,058)
Provision for income taxes	253	501	347	983
Net income (loss)	1,299	(868)	2,494	(3,041)
Preferred stock dividends	444	381	856	710
Net income (loss) available to common stockholders	$855	$(1,249)	$1,638	$(3,751)
Net income (loss) available to common stockholders per share—basic	$0.06	$(0.10)	$0.11	$(0.29)
Net income (loss) available to common stockholders per share—diluted	$0.05	$(0.10)	$0.10	$(0.29)

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION
Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30, 2005 and June 30, 2004
(in thousands)
(unaudited)

	June 30, 2005	June 30, 2004
Cash flows from operating activities:
Net income (loss)	$2,494	$(3,041)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	3,122	3,349
Bad debt provision (benefit)	(122)	195
Stock compensation expense	551	355
Payment of interest on employee note with stock	—	(4)
Loss on disposition of property and equipment	38	121
Changes in operating accounts:
Accounts receivable	1,699	4,251
Inventories, net	(934)	(4,196)
Prepaid expenses and other current assets	(3,406)	680
Other assets	54	—
Accounts payable	(1,682)	269
Accrued liabilities	(3,459)	(3,247)
Customer deposits	109	(62)
Deferred revenue	(930)	(765)
Other liabilities	(419)	(850)
Net cash used in operating activities	(2,885)	(2,945)
Cash flows from investing activities:
Purchase of property and equipment	(788)	(283)
Additions to licenses and patents	(238)	(190)
Software development costs	(444)	(54)
Net cash used in investing activities	(1,470)	(527)
Cash flows from financing activities:
Stock option, stock purchase plan and restricted stock proceeds	7,240	1,442
Repayment of long-term debt	(90)	(80)
Payments under obligation to former 3D Systems S.A. stockholders	(439)	(442)
Payment of preferred stock dividends	(785)	(632)
Stock registration costs	(103)	(388)
Payment of accrued liquidated damages	(36)	(100)
Net cash provided by (used in) financing activities	5,787	(200)
Effect of exchange rate changes on cash	413	(311)
Net increase (decrease) in cash and cash equivalents	1,845	(3,983)
Cash and cash equivalents at the beginning of the period	26,276	23,954
Cash and cash equivalents at the end of the period	$28,121	$19,971
Supplemental Cash Flow Information:
Interest payments	$738	$1,077
Income tax payments	1,132	1,552
Non-cash items:
Conversion of convertible 6% subordinated debentures	100	—
Conversion of convertible preferred stock	26	44
Accrued dividends on preferred stock	816	710
Accrued liquidated damages	—	385
Transfer of equipment from inventory to property and equipment, net(a)	2,096	753
Transfer of equipment to inventory from property and equipment, net(b)	1,449	478

(a)              Inventory is transferred from inventory to property and equipment at cost when the Company requires additional machines for training, demonstration or short-term rentals.

(b)             In general, an asset is transferred from property and equipment into inventory at its net book value when the Company has identified a potential sale for a used machine. The machine is removed from inventory upon recognition of the sale.

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION
Condensed Consolidated Statements of Comprehensive Income (Loss)
Three Months and Six Months Ended June 30, 2005 and June 30, 2004
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income (loss)	$1,299	$(868)	$2,494	$(3,041)
Foreign currency translation	(677)	46	(978)	(634)
Comprehensive income (loss)	$622	$(822)	$1,516	$(3,675)

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION
Notes to Condensed Consolidated Financial Statements
June 30, 2005
(amounts in thousands, except per share data)
(unaudited)

(1)   Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of 3D Systems Corporation and its subsidiaries (the “Company”). All significant intercompany transactions and balances have been eliminated in consolidation. The condensed consolidated financial statements were prepared in accordance with generally accepted accounting principles (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim reporting. Accordingly, they omit certain footnotes and other financial information that are required for complete financial statements. In management’s opinion, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation of the condensed consolidated financial position as of June 30, 2005 and the condensed consolidated results of operations and the condensed consolidated statements of cash flows for the three and six months ended June 30, 2005 and June 30, 2004 have been included. The results set forth in the condensed consolidated statements of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year.

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

(2)   Inventories

Components of inventories were as follows:

	June 30, 2005	December 31, 2004
Raw materials	$1,906	$3,522
Inventory held by assemblers	—	812
Work in process	329	492
Finished goods	7,084	4,686
	$9,319	$9,512

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
June 30, 2005
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

The Company agreed to sell to those third parties components of its raw materials’ inventory related to those systems. Such sales were recorded in the financial statements as a product financing arrangement under SFAS No. 49. As of June 30, 2005 and December 31, 2004, the Company’s consolidated balance sheets include non-trade receivables of $952 and $2,310, respectively, classified in prepaid expenses and other current assets reflecting the book value of the inventory sold to the assemblers for which the Company has not received payment. At June 30, 2005 and December 31, 2004, $0 and $812 remained in inventory with a corresponding amount included in accrued liabilities representing the Company’s non-contractual obligation to purchase assembled systems and refurbished parts produced from such inventory. Under these arrangements, the Company generally purchases assembled systems from the assemblers following the Company’s receipt of an order from a customer or as needed from the assembler to repair a component or to service equipment. Under certain circumstances, the Company anticipates that it may purchase assembled systems from the assemblers prior to the receipt of an order from a customer. At June 30, 2005 and December 31, 2004, the Company had made $4,488 and $701 of progress payments to assemblers for systems forecasted to be required for resale to customers after such dates. The Company has agreed to make additional progress payments to assemblers in connection with the performance of the assemblers’ obligations to the Company. Progress payments are made against orders placed by the Company and are recorded in prepaid expenses and other current assets in the consolidated balance sheets.

(4)   Property and Equipment, net

Property and equipment is summarized as follows:

	June 30, 2005	December 31, 2004	Useful Life (in years)
Land	$436	$436	—
Building	4,202	4,202	30
Machinery and equipment	21,135	23,547	3-5
Office furniture and equipment	3,131	3,510	5
Leasehold improvements	4,229	4,338	Life of Lease
Rental equipment	1,313	1,277	5
Construction in progress	614	165	N/A
	35,060	37,475
Less: Accumulated depreciation	(25,804)	(27,975)
	$9,256	$9,500

3D SYSTEMS CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
June 30, 2005
(amounts in thousands, except per share data)
(unaudited)

Depreciation expense was $653 and $810 for the three months and $1,287 and $1,692 for the six months ended June 30, 2005 and June 30, 2004, respectively. Leasehold improvements are amortized on a straight-line basis over the shorter of (i) their estimated useful lives and (ii) the estimated or contractual life of the related lease.

(5)   Intangible Assets

(a)          Licenses and Patent Costs

License and patent costs are summarized as follows:

	June 30, 2005	December 31, 2004	Weighted average useful life (in years)
Licenses, at cost	$2,333	$2,333	fully amortized
Patent costs	18,082	17,901	8.9
	20,415	20,234
Less: Accumulated amortization	(14,605)	(13,991)
	$5,810	$6,243

For the six months ended June 30, 2005 and June 30, 2004, the Company capitalized $238 and $190, respectively, of costs to acquire, develop and extend patents in the United States, Japan, Europe and certain other countries. Amortization expense related to previously capitalized patent costs was $335 and $336 for the three-months and $671 and $648 for the six-months ended June 30, 2005 and June 30, 2004, respectively.

(b)         Acquired Technology

Acquired technology is summarized as follows:

	June 30, 2005	December 31, 2004
Acquired technology	$10,168	$10,307
Less: Accumulated amortization	(6,945)	(6,326)
	$3,223	$3,981

The remaining unamortized acquired technology was purchased in 2001 in connection with the DTM acquisition and assigned a useful life of six years. Amortization expense related to acquired technology was $379 for each of the three-month periods and $758 for each of the six-month periods ended June 30, 2005 and June 30, 2004, respectively.

(c)          Other Intangible Assets

Other net intangible assets were $622 and $584 as of June 30, 2005 and December 31, 2004, respectively. Amortization expense related to other intangible assets was $206 and $113 for the three months, and $406 and $251 for the six months ended June 30, 2005 and June 30, 2004, respectively.

3D SYSTEMS CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
June 30, 2005
(amounts in thousands, except per share data)
(unaudited)

(6)   Hedging Activities and Derivative Instruments

The Company and its subsidiaries conduct business in various countries using both their functional currencies and other currencies to effect cross-border transactions. As a result, they are subject to the risk that fluctuations in foreign exchange rates between the dates that those transactions are entered into and their respective settlement dates will result in a foreign exchange gain or loss. When practicable, the Company endeavors to match assets and liabilities in the same currency on its balance sheet and those of its subsidiaries in order to reduce these risks. The Company also, when it considers it to be appropriate, enters into foreign currency contracts to hedge the economic exposures arising from those transactions. At June 30, 2005, these contracts included both the purchase and sale of currencies other than the U.S. dollar. The purchase contracts related primarily to the procurement of inventory from a third party and to payments due to the former stockholders of 3D Systems S.A., the Company’s Swiss subsidiary, both of which are denominated in Swiss francs. The notional amount of these contracts at June 30, 2005 was CHF 2,083 (equivalent to $1,669 at settlement date). The fair value of these contracts at June 30, 2005 substantially offset the change in value of the underlying obligations due to currency fluctuations. The foreign currency sales contracts were denominated in Japanese yen and were entered into to hedge a portion of the intercompany purchase of equipment and materials by the Company’s Japanese subsidiary. The notional amount of these contracts at June 30, 2005 was 318,000 yen (equivalent to $2,962 at settlement date). The net fair value of these contracts at June 30, 2005 substantially offset the change in value of the underlying obligations due to currency fluctuations.

Changes in the fair value of derivatives are recorded in cost of sales in the condensed consolidated statements of operations and were not material for either period presented. Depending on their fair value at the end of the reporting period, derivatives are recorded either in prepaid and other current assets or in accrued liabilities in the condensed consolidated balance sheets.

(7)   Borrowings

Total outstanding borrowings were as follows:

	June 30, 2005	December 31, 2004
Current portion of long-term debt:
Industrial development bonds	$190	$180
Long-term debt, less current portion:
Industrial development bonds	$3,645	$3,745
6% convertible subordinated debentures	22,604	22,704
Total long-term debt, less current portion	$26,249	$26,449

Industrial development bonds

The Company’s Colorado facility was financed by industrial development bonds in the original aggregate principal amount of $4,900. At June 30, 2005, the outstanding principal amount of these bonds was $3,835. Interest on the bonds accrues at a variable rate of interest and is payable monthly. The interest

3D SYSTEMS CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
June 30, 2005
(amounts in thousands, except per share data)
(unaudited)

rate at June 30, 2005 was 2.5%. Principal payments are due in semi-annual installments through August 2016. The Company has made all required payments of principal and interest on these bonds. The bonds are collateralized by, among other things, a first mortgage on the facility, a security interest in certain equipment and an irrevocable letter of credit issued by Wells Fargo Bank, N.A. pursuant to the terms of a reimbursement agreement between the Company and Wells Fargo. This letter of credit is in turn collateralized by $1,200 of restricted cash that Wells Fargo holds.

The reimbursement agreement contains financial covenants that require, among other things, that the Company maintain a minimum tangible net worth (as defined in the reimbursement agreement) of $23,000 plus 50% of net income from July 1, 2001 forward and a fixed-charge coverage ratio (as defined in the reimbursement agreement) of no less than 1.25. At June 30, 2005 and December 31, 2004, the Company was in compliance with the fixed-charge coverage ratio and the minimum tangible net worth covenant under this reimbursement agreement.

However, as previously disclosed, during 2003 the Company operated under waivers of default under these financial covenants. On March 4, 2004, the Company and Wells Fargo entered into an amendment to the reimbursement agreement which stated that the Company was no longer in default of the financial covenants referred to above and that therefore Wells Fargo would no longer require the Company to replace the Wells Fargo letter of credit or to retire $1,200 of the industrial development bonds, as it had previously indicated it might require. Such amendment also amended certain of the criteria used to measure compliance with such financial covenants. It also added a provision that provides that the Company acknowledged that, upon the occurrence of any future event of default under the reimbursement agreement, Wells Fargo would not consider waiving such event of default unless and until the Company complied with all requirements imposed by Wells Fargo, which would include but not be limited to the immediate retirement of $1,200 of the industrial development bonds. The amendment provides that funds for such repayment would come first from the Company’s restricted cash then held by Wells Fargo, if any, and the balance from additional funds to be promptly provided by the Company to the trustee of such bonds upon notice from Wells Fargo. In addition, any event of default would result in an increase to the letter of credit fee from 1% of the stated amount of the letter of credit to 1.50% of the stated amount of the letter of credit prorated from the occurrence of such event of default until the next August 1, when the fee is due, and continuing for the life of the letter of credit. The Company is required to demonstrate its compliance with the financial covenants discussed above as of the end of each calendar quarter.

6% Convertible Subordinated Debentures

The Company privately placed $22,704 of 6% convertible subordinated debentures with institutional and accredited investors in 2003. The net proceeds from the issuance of these debentures, after deducting $578 of capitalized issuance costs, amounted to $22,126. The capitalized issuance costs are being amortized to interest expense over the 10-year life of the debentures. These debentures bear interest at the rate of 6% per year payable semi-annually in arrears in cash on May 31 and November 30 of each year. They are convertible into shares of Common Stock at the option of the holders at any time prior to maturity at $10.18 per share, subject to customary anti-dilution adjustments. During the first quarter of 2005, $100 aggregate principal amount of the debentures were converted into Common Stock. At June 30, 2005, the

3D SYSTEMS CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
June 30, 2005
(amounts in thousands, except per share data)
(unaudited)

debentures were convertible into an aggregate of 2,220 shares of Common Stock. The Company has the right to redeem the debentures, in whole or in part, commencing on November 24, 2006 at a price equal to 100% of the then outstanding principal amount of the debentures being redeemed, together with all accrued and unpaid interest and other amounts due in respect of the debentures. The aggregate principal amount of these debentures then outstanding matures on November 30, 2013. If the Company undergoes a change in control (as defined), the holders may require the Company to redeem the debentures at 100% of their then outstanding principal amount, together with all accrued and unpaid interest and other amounts due in respect of the debentures. The debentures are subordinated in right of payment to senior indebtedness (as defined).

(8)   Convertible Preferred Stock

The Series B Convertible Preferred Stock accrues dividends, on a cumulative basis, at $0.60 per share each year while it remains outstanding. Prior to May 6, 2004, the cumulative dividend rate was $0.48 per share per year.

The Series B Convertible Preferred Stock is senior to the Common Stock and any other stock that ranks junior to the Series B Convertible Preferred Stock. Dividends are payable in cash semi-annually, when, as and if declared by the Board of Directors, on May 5 and November 5 of each year while these shares remain outstanding. In addition, the Series B Convertible Preferred Stock votes equally with the Common Stock and, as of June 30, 2005, was convertible at any time at the option of the holders on a share-for-share basis into 2,617 shares of Common Stock plus any accrued and unpaid dividends. Under certain circumstances, holders of these shares may receive upon conversion additional shares of Common Stock in respect of accrued and unpaid dividends. The Series B Convertible Preferred Stock is redeemable at the Company’s option at any time after May 5, 2006. The Company must redeem any shares of Series B Convertible Preferred Stock that remain outstanding on May 5, 2013. The redemption price in either case is $6.00 per share plus any accrued and unpaid dividends. At the time of its issuance, the Company agreed to prepare and file a registration statement under the Securities Act in order to register for resale the Common Stock issuable upon conversion of the Series B Convertible Preferred Stock. This obligation expired on May 5, 2005. The increase in the dividend rate referred to above occurred because no such registration statement was in effect on May 5, 2004.

(9)   Stock-based Compensation Plans

The Company maintains stock-based compensation plans that are described more fully in Note 18, “Stockholders’ Equity,” to the Consolidated Financial Statements for the year ended December 31, 2004 filed with the Company’s Annual Report on Form 10-K.

3D SYSTEMS CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
June 30, 2005
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income (loss) available to common stockholders, as reported	$855	$(1,249)	$1,638	$(3,751)
Add: Stock-based employee compensation expense included in reported net earnings net of related tax benefits	—	51	—	51
Deduct: Stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(372)	(574)	(789)	(1,179)
Pro forma net income (loss)	$483	$(1,772)	$849	$(4,879)
Basic net income (loss) available to common stockholders per share:
As reported	$0.06	$(0.10)	$0.11	$(0.29)
Pro forma	0.03	(0.13)	0.06	(0.37)
Diluted net income (loss) available to common stockholders per share:
As reported	$0.05	$(0.10)	$0.10	$(0.29)
Pro forma	0.03	(0.13)	0.05	(0.37)

The Company currently applies the intrinsic-value-based method of accounting prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations to account for stock options previously issued under its stock option plans. These interpretations include FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25.” Under this method, compensation expense is generally recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. The Company has adopted the “disclosure only” provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” These statements establish accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As currently allowed by SFAS No. 123 and SFAS No. 148, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above. In December 2004, the FASB issued SFAS No. 123 (revised 2004) (“SFAS 123R”) which replaced SFAS No. 123 and supersedes APB Opinion No. 25. SFAS 123R requires compensation expense to be recorded for options, including those issued prior to the date of the adoption of SFAS No. 123R, over their vesting period. On April 15, 2005, the SEC issued a final rule deferring the effective date of SFAS No. 123R to the first interim or annual reporting period of an issuer’s first fiscal year beginning on or after June 15, 2005, which in the case of the Company will be the first quarter of 2006.

3D SYSTEMS CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
June 30, 2005
(amounts in thousands, except per share data)
(unaudited)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Stock Option Plans:
Expected life (in years)	—	2.5	—	2.5
Risk-free interest rate	—%	2.36%	—%	2.36%
Volatility	—	0.68	—	0.68
Dividend yield	—%	0.00%	—%	0.00%
Employee Stock Purchase Plan:
Expected life (in years)	0.25	0.25	0.25	0.25
Risk-free interest rate	2.88%	2.33%	2.72%	2.33%
Volatility	0.58	0.68	0.48	0.68
Dividend yield	0.00%	0.00%	0.00%	0.00%

No stock options were granted during the three or six months ended June 30, 2005. Options to purchase Common Stock under the Employee Stock Purchase Plan (“ESPP”) were granted to participating employees for all 2005 and 2004 periods presented herein. The weighted average fair value of options granted under the ESPP for the three months ended June 30, 2005 and June 30, 2004 were $8.12 and $2.45, respectively. The weighted average fair values of options granted under the ESPP for the six months ended June 30, 2005 and June 30, 2004 were $5.76 and $2.37, respectively.

The Company granted restricted stock awards to certain employees, including executive officers, covering 52 and 100 shares of Common Stock during the three-month and six-month periods ended June 30, 2005, respectively, pursuant to the Company’s 2004 Incentive Stock Plan. Shares of restricted Common Stock awarded under that Plan are issued for a purchase price of $1.00 per share and are subject to forfeiture for a period of three years following their date of grant in the event that the recipient leaves the employ of the Company other than as a result of death or disability. The Company records deferred compensation in stockholders’ equity with respect to such awards in an amount equal to the difference between the fair market value of the Common Stock covered by each award on the date of grant less the amount paid by each recipient. The Company recorded $951 and $1,891 of deferred compensation expense

3D SYSTEMS CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
June 30, 2005
(amounts in thousands, except per share data)
(unaudited)

and $125 and $163 of amortization expense related to deferred compensation with respect to the foregoing awards in the three-month and six-month periods ended June 30, 2005, respectively. Certain of the first-quarter awards were made in lieu of, or as an alternative to, cash bonuses that had previously been accrued with respect to 2004. As a result, the Company reduced its accrual for 2004 bonuses by a net amount of $256 in the six months ended June 30, 2005.

For the quarters ended June 30, 2005 and June 30, 2004, the Company awarded 18 shares and 15 shares of Common Stock to non-employee directors under the Company’s Restricted Stock Plan for Non-Employee Directors and recorded $350 and $168, respectively, in compensation expense associated with those awards.

(10)   Computation of Net Income (Loss) Per Share

The following is a reconciliation of the numerator and denominator of the basic and diluted net income (loss) per share computations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Numerator:
Net income (loss) available to common stockholders—numerator for basic net income (loss) per share	$855	$(1,249)	$1,638	$(3,751)
Add: Preferred stock dividend	—	—	—	—
Interest expense associated with 6% convertible subordinated debentures	—	—	—	—
Interest expense associated with 7% convertible subordinated debentures(a)	—	—	—	—
Net income (loss) available to common stockholders—numerator for dilutive net income (loss) per share	$855	$(1,249)	$1,638	$(3,751)
Denominator:
Denominator for basic net income (loss) per share—weighted average shares	14,792	13,142	14,684	13,049
Add: Effect of dilutive securities:
Stock options and restricted stock	1,108	—	1,174	—
Preferred stock	—	—	—	—
6% convertible subordinated debentures	—	—	—	—
7% convertible subordinated debentures(a)	—	—	—	—
Denominator for diluted net income (loss) per share—weighted average shares	15,900	13,142	15,858	13,049

(a)           All outstanding 7% convertible subordinated debentures had been converted into Common Stock as of December 31, 2004.

3D SYSTEMS CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
June 30, 2005
(amounts in thousands, except per share data)
(unaudited)

Shares of Common Stock issuable upon conversion of the Series B Convertible Preferred Stock and outstanding convertible debentures were excluded from the calculation of diluted net income (loss) per share for all of the above periods because their effects would have been anti-dilutive, that is, they would have increased net income per share available to common stockholders in the 2005 periods and reduced net loss per share available to common stockholders in the 2004 periods. In-the-money stock options were excluded from the calculation of diluted net loss per share in the three-month and six-month periods ended June 30, 2004 because their effect would have been anti-dilutive. Weighted average shares of Common Stock outstanding for the 2005 quarterly and year-to-date periods used to calculate diluted net income per share include the effect of the assumed exercise of 1,887 and 2,294 of in-the-money stock options outstanding throughout each respective period together with the dilutive effect of those in-the-money stock options that were canceled or exercised in each period, prorated for the period of time they remained outstanding. Pursuant to the treasury-stock method, the assumed exercise of these options resulted in the inclusion of a net 1,095 and 1,152 diluted shares of Common Stock, respectively. The number of shares of potentially dilutive Common Stock at June 30, 2005 that were excluded from the above calculation was 4,887, consisting of 50 shares of Common Stock issuable upon exercise of out-of-the-money stock options, 2,617 shares issuable upon conversion of Series B Convertible Preferred Stock and 2,220 shares issuable upon conversion of 6% convertible subordinated debentures.

At the annual meeting of stockholders held on May 17, 2005, the Company’s stockholders approved an increase in the authorized number of shares of Common Stock from 25,000 to 60,000.

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

On a geographic basis, changes in income (loss) from operations in the three-month and six-month periods ended June 30, 2005 compared to the 2004 periods relate primarily to improvements in the Company’s U.S. operations and intercompany planning initiatives that the Company adopted in 2004.

3D SYSTEMS CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
June 30, 2005
(amounts in thousands, except per share data)
(unaudited)

Such summarized financial information concerning the Company’s geographical operations is shown in the following tables:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenue from unaffiliated customers:
North America	$15,058	$12,647	$29,311	$26,097
Germany	5,659	4,758	10,815	10,494
Other Europe	7,210	6,540	13,201	12,750
Asia	4,842	3,948	9,874	8,067
Total	$32,769	$27,893	$63,201	$57,408

All revenue between geographic areas is recorded at transfer prices that are above cost and provide for an allocation of profit between entities.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenue from or transfers between geographic areas:
North America	$9,491	$4,158	$18,739	$8,913
Germany	593	926	1,319	1,989
Other Europe	1,341	2,371	2,692	4,256
Asia	—	—	—	—
Total	$11,425	$7,455	$22,750	$15,158

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Income (loss) from operations:
North America	$1,747	$(2,853)	$3,859	$(7,763)
Germany	(452)	184	(694)	793
Other Europe	1,166	1,997	1,244	3,882
Asia	(206)	1,208	49	2,398
Subtotal	2,255	536	4,458	(690)
Intercompany elimination	(518)	(389)	(1,087)	(387)
Total	$1,737	$147	$3,371	$(1,077)

3D SYSTEMS CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
June 30, 2005
(amounts in thousands, except per share data)
(unaudited)

	June 30, 2005	December 31, 2004
Assets:
U.S.	$98,093	$93,599
Germany	15,422	25,366
Other Europe	38,365	51,283
Asia	12,324	14,358
Subtotal	164,204	184,606
Intercompany elimination	(32,421)	(53,110)
Total assets	$131,783	$131,496

The changes in assets primarily reflect changes arising from intercompany activity between the geographic territories and, for U.S. assets, higher working capital in the 2005 period.

The Company’s revenue from unaffiliated customers by type was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Systems and other products	$11,763	$8,706	$21,916	$19,742
Materials	10,894	8,907	20,987	17,600
Services	10,112	10,280	20,298	20,066
Total revenue	$32,769	$27,893	$63,201	$57,408

(12)   Commitments and Contingencies

On October 27, 2004, 3D Systems, Inc. (“3D California”), a wholly owned subsidiary of the Company, filed an action (the “New Jersey Action”) in the United States District Court in New Jersey (Case No. 04-5261) alleging, among other things, that the manufacture and sale by Objet Geometries Ltd. of Israel (“Objet”) and its North American distributor, Stratasys, Inc. (“Stratasys”), of Objet’s Eden printer products infringe certain patents owned or licensed by 3D California. 3D California seeks a permanent injunction against the future distribution and sale of Objet Eden printer products, monetary damages for past sales, attorneys’ fees, expenses and costs. On November 19, 2004, Stratasys filed a motion with the Court to transfer this action to the United States District Court for the District of Minnesota. On May 3, 2005, the Court granted the defendants’ motion to transfer, and this action has been consolidated with the related action described below in the United States District Court in Minnesota.

On January 21, 2005, Objet and Stratasys filed a complaint in the United States District Court in Minnesota against 3D California alleging infringement by the Company’s InVision™ 3-D Printers of three U.S. patents alleged to have been purchased by Objet from Cubital Ltd. of Israel. The complaint also alleges that the six U.S. patents that 3D California asserted against Objet and Stratasys in the New Jersey Action were not infringed and are invalid. The plaintiffs seek a preliminary and permanent injunction against the sale of the Company’s InVision™ 3-D Printers, damages from 3D California, a declaratory judgment that the patents asserted by 3D California in the New Jersey Action are invalid and not infringed

3D SYSTEMS CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
June 30, 2005
(amounts in thousands, except per share data)
(unaudited)

by Objet or Stratasys, and costs and attorneys’ fees. On June 2, 2005, 3D California filed an answer to the complaint in this action in which it denied the claims asserted in the complaint and asserted various defenses, including the defense that 3D California is licensed under the patents asserted in the complaint under a license agreement with Cubital Ltd. Discovery is in process in this action and the related New Jersey action.

On October 27, 2004, Koninklijke DSM N.V. (“DSM”) filed a petition in the District Court of Frankfurt, Germany (Case No. 2 06 O 426/04) against the Company’s German subsidiary, 3D Systems GmbH (“3D Germany”), seeking a preliminary injunction against its sale in Germany of the Company’s Bluestone™ stereolithography resin on the alleged basis that this product infringes German Patent No. DE 69713558 alleged to be jointly owned by DSM, Japan Synthetic Rubber Co. Ltd. (“JSR”), and Japan Fine Coatings Co. Ltd. (“JFC”). On November 25, 2004, 3D Germany filed an action against DSM, JSR and JFC in the Federal Patent Court in Munich, Germany (Case No. 4 Ni 58/04) in which it seeks a judgment of that Court that would invalidate this patent. The Court has set a November 6, 2005 hearing date for this action. On December 13, 2004, DSM withdrew the foregoing petition for a preliminary injunction, but subsequently served on 3D Germany a complaint that was originally filed on November 2, 2004 in the Frankfurt, Germany District Court (Case No. 2-06 0442/04) alleging claims of infringement based on the same patent. Such complaint seeks injunctive relief preventing the distribution of Bluestone™ resin in Germany and an accounting for sales of that product in Germany. 3D Germany filed a reply to DSM’s complaint in which, among other things, it requested dismissal of the complaint and assessment of its costs against DSM. 3D Germany has also asserted various defenses, including that the Bluestone™ material does not infringe any valid claim of the patent and that the asserted claims of the patent are invalid. The Court held a hearing on DSM’s claims of infringement on May 11, 2005, and on June 15, 2005, the Court informally advised 3D Germany that it intended to issue an opinion ruling in favor of DSM on its claims of infringement. To the date of this Quarterly Report on Form 10-Q, 3D Germany has not received such ruling, and no further orders have been issued by the Court. The Company expects that 3D Germany will appeal such ruling when it is issued. The Company believes that an unfavorable outcome to this matter would not be material to the Company’s results of operations or financial condition.

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

Results of Operations

The following table sets forth, for the periods indicated, revenue and percentages of revenue by class of product and service:

	Three months ended June 30,				Six months ended June 30,
	2005		2004		2005		2004
	(dollars in thousands)
Systems and other products	$11,763	35.9%	$8,706	31.2%	$21,916	34.7%	$19,742	34.4%
Materials	10,894	33.2	8,907	31.9	20,987	33.2	17,600	30.7
Services	10,112	30.9	10,280	36.9	20,298	32.1	20,066	34.9
Consolidated revenue	$32,769	100.0%	$27,893	100.0%	$63,201	100.0%	$57,408	100.0%

Continuing our trend of improving operating results, consolidated revenue increased 17.5% in the second quarter of 2005 and 10.1% in the first six months of 2005 compared to the respective 2004 periods. In connection with these increases, as discussed in greater detail below:

•       Revenue from systems and other products increased 35.1% in the second quarter and 11.0% in the first six months of 2005 compared with the prior-year periods, primarily reflecting continuing strong unit growth from new systems, including our InVision™ systems, that we have introduced since the latter part of 2003, and, in a quarterly reversal of our trend of declining sales of core systems, increased unit volume from the sale of those systems;

•       Revenue from materials increased by 22.3% in the second quarter and 19.2% in the first six months compared to the respective 2004 periods, primarily reflecting strong unit growth in the sale of new materials;

•       Revenue from services declined modestly in the second quarter, primarily due to lower revenue from customer training, but increased modestly in the first six months of 2005 compared to the 2004 periods reflecting relatively stronger performance in the first quarter of 2005; and

•       Revenue increased at double-digit rates in each geographic area in which we conduct business in the second quarter of 2005 compared to the 2004 quarter and increased at double-digit rates in the U.S. and the Asia-Pacific region in the first six months of 2005 compared to the 2004 period.

As discussed in greater detail below, for the second quarter of 2005:

•       we recorded $1.7 million of income from operations due to our higher revenue and higher gross profit compared to $0.1 million of income from operations in the second quarter of 2004; and

•       we recorded $0.9 million of net income available to common stockholders compared to a $1.2 million loss in the 2004 period.

And for the first six months of 2005:

•       we recorded $3.4 million of income from operations compared to a $1.1 million operating loss in the first six months of 2004; and

•       we recorded $1.6 million of net income available to common stockholders compared to a $3.8 million loss in the 2004 period.

Our trend of improving operating results began in the fourth quarter of 2003. Since then, our revenue has increased in each quarter year-over-year. We have reported operating income for each quarter since the second quarter of 2004 and for the year ended December 31, 2004. In addition, we have reported net income available to common stockholders for each consecutive quarter since the third quarter of 2004 and for the year ended December 31, 2004.

Recent Developments

As we have previously disclosed, we are working to accelerate our new product development through quick and targeted development cycles in order to promote our growth and profitability, to sustain our commitment to technological leadership, and to meet the needs of our customers for new 3-D printing and rapid manufacturing solutions.

In addition to the new products we have introduced since the latter part of 2003, since the beginning of 2005, we have continued to introduce additional new products, including the following new systems:

•       Our Sinterstation® Pro SLS® system, an automated selective laser sintering (SLS®) manufacturing system.   These systems are designed to enable our customers to mass customize and produce high-quality end-use parts, patterns, fixtures and tools consistently and economically from our proprietary engineered plastics, on-site and on-demand. We have introduced two models of this system, the Sinterstation® Pro 230 SLS® system and the Sinterstation® Pro 140 SLS® system, which differ primarily in the size of their build platforms. The Sinterstation® Pro series is designed as an alternative rapid manufacturing solution to traditional injection molding, casting and machining methods. Since its introduction in early April, this system has received a favorable response from customers. We shipped several of these systems in the second quarter of 2005.

•       Our InVision™ LD 3-D Printer.   During the second quarter of 2005, we entered into an OEM supply agreement with Solidimension Ltd. under which we expect to begin selling these systems as part our InVision™ family of 3-D printers in the third quarter of 2005. This desk-top 3-D printer uses a layered deposition technology that builds complex geometrical shapes one slice thickness at a time and is designed for communication and concept modeling applications.

During 2005, we have also announced the introduction of the following new materials that are designed for use with our equipment systems, are sold together with our systems and are designed to differentiate our systems and materials from those supplied by others:

•       DuraForm® FR plastic, a new flame retardant material.   This material is designed for exclusive use in our new Sinterstation® Pro SLS® systems. It is the first laser sintering material to be packaged specifically for the Sinterstation® Pro system, and it has passed FAA and airline burn, smoke and toxicity tests, making it ideal for aerospace manufacturers and customers in other industries to produce end-use parts for a variety of applications directly in our SLS® systems. We expect DuraForm® FR plastic to become available in the third quarter of 2005.

•       DuraForm® Flex Plastic.   This is a rubber-like, tear-resistant, flexible plastic that can be used in our selective laser sintering systems to produce functional prototypes and end-use parts for which rubber-like, flexible characteristics are useful.

•       DuraForm® AF Plastic.   This is a cast-aluminum-like engineered composite for use in our selective laser sintering systems that has the appearance of aluminum, the excellent surface finish and fine feature definition of our proprietary un-reinforced DuraForm® plastics and the superior stiffness of an engineered composite to provide our customers with materials suited for applications such as aerodynamic models, jigs and fixtures, household appliances, casting patterns and functional prototypes such as cases and metal enclosures;

•       VisiJet® SR 200 plastic for the InVision™ SR 3-D Printer.   We expect to begin making this material available to our InVision™ users in the third quarter of 2005. Parts built from VisiJet® SR 200 plastic offer the same outstanding feature detail and surface finish as parts built with the existing VisiJet® M100 material but are about 2 to 3 times stiffer and stronger, mimicking the general performance characteristics of high-volume thermoplastics such as polypropylene and ABS. While this new material is primarily intended for design communication and concept modeling applications, it is also suitable for pattern making and is even durable enough for some functional testing.

Other new products that we have announced in 2005 include:

•       A Lightyear™ 1.5 and Buildstation 5.5 software release and new PC Controller and electronics suite upgrade.   The extensive list of features in this new software includes support for the Windows® XP operating system, the ability to change recoat and part build parameters “on-the-fly,” the ability to delete parts during a build, and a high-fidelity slicer that can significantly improve the smoothness of parts. The enhanced capabilities of this software run more efficiently with the new PC Controller and electronics upgrade suite. The upgrade is intended for select SLA® systems produced since 1999. Earlier systems may require other upgrade packages also available on those systems.

•       Our ProCure™ system.   This is a stainless steel part-curing system for parts produced on certain of our SLA® systems that is offered as an accessory with those systems.

Three Months and Six Months Ended June 30, 2005 Compared to the Respective 2004 Periods

Consolidated Revenue

The principal factors affecting our consolidated revenue in the second quarter and first six months of 2005 compared to the corresponding 2004 periods were changes in unit volume, the combined effect of changes in product mix, changes in average selling prices and foreign currency translation. With respect to the combined effect of changes in product mix and average selling prices, the principal influence on those changes in the 2005 period was changes in product mix.

Consolidated revenue increased in both the second quarter and first six months of 2005 compared to the respective 2004 periods. For the second quarter of 2005, consolidated revenue increased 17.5% to $32.8 million from $27.9 million for the second quarter of 2004. Consolidated revenue for the first six months of 2005 increased 10.1% to $63.2 million from $57.4 million for the first six months of 2004.

Changes in Revenue in the Quarterly Periods.   As shown in the table below, the $4.9 million increase in consolidated revenue for the second quarter of 2005 was primarily due to higher unit sales and the favorable effect of foreign currency translation. Sales of new products and services introduced since the latter part of 2003 increased by $4.7 million to $7.4 million in the second quarter of 2005. Foreign currency had a favorable $0.4 million impact on consolidated revenue for the 2005 quarter due to the strengthening of foreign currencies compared to the U.S. dollar on a period-to-period basis.

As previously disclosed, late in the first quarter of 2005, we experienced a resurgence of efforts by customers to place deeply discounted orders, a trend that was present in early 2004 but was absent during the fourth quarter of 2004. Consistent with our earlier decision to discontinue quarter-end, deep discounting of systems, we rejected these efforts, which although they may have increased revenue, would have done little to improve our profitability. We believe that our resolve may have resulted in foregone revenue from systems in the first quarter of 2005 in excess of $2.5 million. Approximately half of that foregone revenue was realized in the second quarter of 2005 and has been included in the unit volumes of systems sales in the second quarter and first six months of 2005, after certain of the customers involved resubmitted orders on terms more favorable to us.

The components of the $4.9 million increase in revenue as they relate to class of product and service for the second quarter of 2005 are also shown in the following table, together with the corresponding percentage of that change compared to the 2004 level of revenue for that product or service.

	Systems and Other Products		Materials		Services		Net Change in Consolidated Revenue
	(dollars in thousands)
Volume—Core products and services	$1,155	13.3%	$(512)	(5.7)%	$(915)	(8.9)%	$(272)	(1.0)%
Volume—New products	1,840	21.1	2,236	25.1	591	5.8	4,667	16.7
Price/mix	(37)	(0.4)	84	0.9	—	—	47	0.2
Foreign currency translation	99	1.1	179	2.0	156	1.5	434	1.6
Net change in consolidated revenue	$3,057	35.1%	$1,987	22.3%	$(168)	(1.6)%	$4,876	17.5%

As set forth in the foregoing table and the table on page 18:

•       Revenue from systems and other products increased by 35.1% to $11.8 million in the second quarter of 2005 from $8.7 million in the second quarter of 2004. Revenue from systems and other products was 35.9% and 31.2% of consolidated revenue for the second quarters of 2005 and 2004, respectively.

The increase in revenue from systems and other products was primarily due to $3.0 million of unit volume increases, including $1.2 million of higher unit sales from our core systems and $1.8 million of higher unit sales of our newer systems, including our InVision™ 3-D printers.

•       Revenue from materials increased 22.3% to $10.9 million for the second quarter of 2005 from $8.9 million for the second quarter of 2004. Revenue from materials was 33.2% and 31.9% of consolidated revenue for the second quarters of 2005 and 2004, respectively.

The increase in revenue from materials was primarily due to a $2.2 million increase in unit sales of new products and to the $0.3 million favorable effect of foreign currency translation and combined price and mix effects, partially offset by a $0.5 million decline in core product unit volumes.

•       Revenue from services decreased 1.6% to $10.1 million for the second quarter of 2005 from $10.3 million for the second quarter of 2004. Revenue from services represented 30.9% and 36.9% of consolidated revenue for the second quarter of 2005 and 2004, respectively.

The decrease in revenue from services was principally due to a $0.3 million net decrease in unit volume due primarily to lower customer training revenue and an initiative to move toward ending service support for aging core systems, partially offset by the favorable effect of foreign currency translation. It is not practicable to calculate price and mix effects relating to service revenue.

Changes in Revenue in the Six-Month Periods.   As shown in the following table, the $5.8 million increase in consolidated revenue for the first six months of 2005 was primarily due to the same factors that affected the second quarter of 2005. Sales of new products and services introduced since the latter part of 2003 increased by $8.5 million to $13.5 million in the first six months of 2005. Foreign currency had a favorable $1.0 million impact on consolidated revenue for the first six months of 2005 due to the strengthening of foreign currencies compared to the U.S. dollar on a period-to-period basis. The partially offsetting effect of product mix and average selling prices on revenue from systems and other products in the six-month period was primarily due to the continuing shift in systems’ sales from core systems to smaller-frame systems and price declines in core systems.

The components of this $5.8 million increase in revenue as they relate to class of product and service for the first six months of 2005 are shown in the following table, together with the corresponding percentage of that change compared to the 2004 level of revenue for that product or service.

	Systems and Other Products		Materials		Services		Net Change in Consolidated Revenue
	(dollars in thousands)
Volume—Core products and services	$(23)	(0.1)%	$(725)	(4.1)%	$(1,520)	(7.6)%	$(2,268)	(4.0)%
Volume—New products	3,169	16.1	3,949	22.4	1,400	7.0	8,518	14.8
Price/mix	(1,258)	(6.4)	(212)	(1.2)	—	—	(1,470)	(2.6)
Foreign currency translation	286	1.4	375	2.1	352	1.8	1,013	1.8
Net change in consolidated revenue	$2,174	11.0%	$3,387	19.2%	$232	1.2%	$5,793	10.1%

As set forth in the foregoing table and the table on page 18:

•       Revenue from systems and other products increased 11.0% to $21.9 million in the first six months of 2005 from $19.7 million in the first six months of 2004. Revenue from systems and other products was 34.7% and 34.4% of consolidated revenue for the first six months of 2005 and 2004, respectively.

The increase in revenue from systems and other products was primarily due to $3.2 million of unit volume increases from our newer systems and $0.3 million of favorable foreign currency translation effect, partially offset by $1.3 million of combined price/mix effect.

•       Revenue from materials increased 19.2% to $21.0 million for the first six months of 2005 from $17.6 million for the first six months of 2004. Revenue from materials represented 33.2% and 30.7% of consolidated revenue for the first six months of 2005 and 2004, respectively.

The increase in revenue from materials was primarily due to $3.9 million arising from higher unit sales of new products and a $0.4 million favorable effect of foreign currency translation, partially offset by a $0.7 million decline in core product unit volumes and $0.2 million of unfavorable price and mix effects.

•       Revenue from services increased 1.2% to $20.3 million for the first six months of 2005 from $20.1 million for the first six months of 2004. Revenue from services represented 32.1% and 34.9% of consolidated revenue for the first six months of 2005 and 2004, respectively.

The increase in revenue from services was principally due to a net $0.4 million favorable effect of foreign currency translation, partially offset by lower unit volume.

Systems’ orders and sales tend to fluctuate on a quarterly basis as a result of a number of factors, including the types of systems ordered by customers, customer acceptance of new products, the timing of product shipments, world economic conditions and fluctuations in foreign exchange rates. Our systems are generally purchased by our customers as capital equipment items, and purchasing decisions may have a long lead-time. Due to the relatively high list price of certain systems, including our core systems, and the overall low unit volumes, the acceleration or delay of shipments of a small number of systems from one period to another can significantly affect our systems’ sales for the period involved.

Revenue by Geographic Area

Each geographic area in which we operate contributed to our higher level of revenue in the second quarter and first six months of 2005. Revenue by geographic area in which we operate is shown in the following table:

	Three months ended June 30,				Six months ended June 30,
	2005		2004		2005		2004
	(dollars in thousands)
U.S. operations	$15,059	46.0%	$12,647	45.3%	$29,312	46.4%	$26,097	45.5%
European operations	12,869	39.3	11,298	40.5	24,016	38.0	23,244	40.4
Asia-Pacific operations	4,841	14.7	3,948	14.2	9,873	15.6	8,067	14.1
Consolidated revenue	$32,769	100.0%	$27,893	100.0%	$63,201	100.0%	$57,408	100.0%

Changes in Revenue in the Quarterly Periods.   The components of the $4.9 million increase in revenue as they relate to geographic region for the second quarter of 2005 are shown in the following table, together with the corresponding percentage of that change compared to the level of revenue for the corresponding period of the prior year for that geographic area.

On a consolidated basis, this $4.9 million increase resulted from a $4.4 million increase in unit volume drawn from each geographic area and a $0.4 million increase from the favorable effect of foreign currency translation derived primarily from Europe.

	U.S.		Europe		Asia-Pacific		Net Change in Consolidated Revenue
	(dollars in thousands)
Volume	$2,017	15.9%	$1,294	11.5%	$1,084	27.5%	$4,395	15.8%
Price/mix	395	3.1	(129)	(1.1)	(219)	(5.5)	47	0.2
Foreign currency translation	—	—	406	3.6	28	0.7	434	1.6
Net change in consolidated revenue	$2,412	19.1%	$1,571	13.9%	$893	22.6%	$4,876	17.5%

As set forth in the foregoing tables:

•       Revenue from U.S. operations increased by 19.1% to $15.1 million for the second quarter of 2005 from $12.6 million for the second quarter of 2004. This growth was primarily due to higher unit volume as we began to realize the benefits of the 2004 restructuring of the U.S. sales organization. Revenue from U.S. operations was 46.0% and 45.3% of consolidated revenue for the second quarters of 2005 and 2004, respectively.

•       Revenue from operations outside the U.S. increased by 16.2% to $17.7 million in the second quarter of 2005 from $15.2 million in the 2004 quarter but decreased to 54.0% of consolidated revenue for the second quarter of 2005 from 54.7% of consolidated revenue for the second quarter of 2004, reflecting the effect of the higher growth in revenue in the U.S. Excluding the favorable effect of foreign currency translation, revenue from operations outside the U.S. would have been

52.7% of consolidated revenue for the second quarter of 2005. Excluding the $0.4 million favorable effect of foreign currency translation, revenue from operations outside the U.S. would have increased 13.3% for the second quarter of 2005 compared to the second quarter of 2004.

•       Revenue from European operations increased by $1.6 million or 13.9% to $12.9 million for the second quarter of 2005 from $11.3 million for the second quarter of 2004. This increase was due to higher unit volume and the favorable effect of foreign currency translation, partially offset by the combined effect of price and mix. European revenue was 39.3% and 40.5% of consolidated revenue for the second quarters of 2005 and 2004, respectively.

•       Revenue from Asia-Pacific operations increased 22.6% to $4.8 million for the second quarter from $3.9 million for the second quarter of 2004. This increase resulted primarily from higher unit volume, partially offset by the combined effect of price and mix. Asia-Pacific revenue represented 14.7% and 14.2% of consolidated revenue for the second quarters of 2005 and 2004, respectively.

Changes in Revenue in the Six-Month Periods.   The components of the $5.8 million increase in revenue as they relate to geographic region for the first six months of 2005 are shown in the following table, together with the corresponding percentage of that change compared to the level of revenue for the corresponding period of the prior year for that geographic area.

On a consolidated basis, this $5.8 million increase resulted from $6.2 million of higher unit volume spread among each geographic area and $1.0 million from the favorable effect of foreign currency translation, derived primarily from Europe, partially offset by the combined effect of price and mix.

	U.S.		Europe		Asia-Pacific		Net Change in Consolidated Revenue
	(dollars in thousands)
Volume	$4,286	16.4%	$552	2.4%	$1,412	17.5%	$6,250	10.9%
Price/mix	(1,071)	(4.1)	(690)	(3.0)	291	3.6	(1,470)	(2.6)
Foreign currency translation	—	—	910	3.9	103	1.3	1,013	1.8
Net change in consolidated revenue	$3,215	12.3%	$772	3.3%	$1,806	22.4%	$5,793	10.1%

As set forth in the foregoing tables:

•       Revenue from U.S. operations increased by $3.2 million or 12.3% to $29.3 million for the first six months of 2005 from $26.1 million for the first six months of 2004. The growth in revenue from U.S. operations was primarily due to higher unit volume, as we began to realize the benefits of the 2004 restructuring of the U.S. sales organization, that was partially offset by the combined effect of price and mix. Revenue from U.S. operations represented 46.4% and 45.5% of consolidated revenue for the first six months of 2005 and 2004, respectively.

•       Revenue from operations outside the U.S. increased by $2.6 million or 8.2% to $33.9 million for in the first six months of 2005 from $31.3 million for the first six months of 2004 but decreased to 53.6% of consolidated revenue for the first six months of 2005 from 54.5% of consolidated revenue for the first six months of 2004, reflecting the effect of the higher growth in revenue in the U.S. Excluding the favorable effect of foreign currency translation, revenue from operations outside the U.S. would have been 52.0% of consolidated revenue for the first six months of 2005. Excluding the $1.0 million favorable effect of foreign currency translation, revenue from operations outside the U.S. would have increased 5.0% for the first six months of 2005 compared to the first six months of 2004.

•       Revenue from European operations increased by $0.8 million or 3.3% to $24.0 million for the first six months of 2005 from $23.2 million for the first six months of 2004. This increase was due to higher unit volume and the favorable effect of foreign currency translation, partially offset by the combined effect of price and mix. The relatively low year-over-year growth rate for European revenue resulted from the offsetting effect of the weak 2005 first quarter in Europe. European revenue represented 38.0% and 40.4% of consolidated revenue for the first six months of 2005 and 2004, respectively.

•       Revenue from Asia-Pacific operations increased by $1.8 million or 22.4% to $9.9 million for the first six months of 2005 from $8.1 million for the first six months of 2004. This increase in revenue resulted primarily from higher unit volume and was also aided by the favorable combined effect of price and mix and by the favorable effect of foreign currency translation. Asia-Pacific revenue represented 15.6% and 14.1% of consolidated revenue for the first six months of 2005 and 2004, respectively.

Costs and Margins

Gross profit increased in both the second quarter and the first six months of 2005 compared to the respective 2004 periods. Reflecting the effect of the increase in cost of sales relative to increases in revenue in each period, gross profit margin declined by 0.3 percentage points in the second quarter compared to the second quarter of 2004 but increased by 0.9 percentage points in the first six months of 2005 compared to the 2004 period.

Cost of sales increased 18.2%, slightly in excess of the percentage increase in second quarter revenue, to $18.4 million for the second quarter from $15.6 million for the 2004 quarter, representing 56.2% and 55.9% of consolidated revenue for the respective periods. Gross profit increased to $14.3 million or 43.8% of total revenue for the 2005 quarter from $12.3 million or 44.1% of total revenue for the second quarter of 2004.

Cost of sales continued to benefit from our outsourcing activities during the second quarter and first six months of 2005, and during the second quarter of 2005 it benefited from the favorable effect of foreign currency transaction items. For the second quarter of 2005, foreign currency transaction items had a $0.2 million favorable effect on cost of sales compared with the 2004 quarter. For the six-month period, foreign currency transaction items had a $0.8 million unfavorable effect on cost of goods compared with the first six months of 2004.

However, in addition to the effect on cost of sales of higher product revenue in the second quarter of 2005 and the other factors discussed above, our product cost of sales was adversely affected by higher costs associated with our InVision™ 3-D Printers. As a result, our gross profit margin on products decreased to 46.0% in the second quarter of 2005 from 47.1% for the second quarter of 2004.

Factors that affected service cost of sales for the second quarter included lower service revenue, partially offset by lower provisions for excess and obsolete service-related inventories and increased spending for our training and field service activities. As a result, gross profit margin on services decreased 0.2 percentage points to 38.8% of consolidated service revenue for the second quarter of 2005 from 39.0% of consolidated service revenue for the second quarter of 2004.

For the first six months of 2005, cost of sales increased 8.4%, a rate less than the rate of increase in consolidated revenue for the period, to $35.9 million from $33.1 million for the 2004 six-month period, representing 56.7% and 57.6% of consolidated revenue for the respective periods. Gross profit increased to $27.4 million or 43.3% of total revenue for the first six months of 2005 from 42.4% of total revenue for the 2004 period.

Product cost of sales for the first six months increased as a result of higher product revenue and the other factors discussed above, including the unfavorable effect of foreign currency transaction items, partially offset by the benefit of our outsourcing activities. For the six-month period, the gross profit margin for products increased to 47.5% from 45.8% for the first six months of 2004 due to the relative cost improvements discussed above on our increasing revenue base.

Service cost of sales for the first six months increased as a result of nominally higher service revenue coupled with increased spending for our U.S. and Asia-Pacific training and field-service operations. As a result, gross profit margin on services decreased to 34.4% of consolidated service revenue for the first six months of 2005 from 36.0% of consolidated service revenue for the first six months of 2004.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased during the second quarter of 2005 but decreased in the first six months of 2005 compared to the respective 2004 periods.

For the second quarter of 2005, selling, general and administrative expenses increased 4.2% to $9.9 million or 30.0% of total revenue from $9.5 million or 30.2% of total revenue in the second quarter of 2004. For the first six months of 2005, selling, general and administrative expenses declined 7.6% to $18.6 million or 29.4% of total revenue from $20.1 million or 35.1% of total revenue for the first six months of 2004. In the second quarter and the first six months of 2005, foreign currency translation had an unfavorable effect of $0.1 million and $0.3 million, respectively, on these expenses.

The $0.4 million increase in the second quarter compared to the second quarter of 2004 arose from the absence in the 2005 period of the reduction in the accrual for healthcare costs that was recorded in the 2004 period and a variety of other costs, partially offset by $1.0 million of lower legal costs and by lower provisions for bad debts.

The $1.5 million decrease in the first six months of 2005 compared to the 2004 period was due primarily to:

•       a $2.7 million decline in legal costs primarily due to the absence in the 2005 period of legal costs associated with litigation and other legacy legal matters that were settled in 2004;

•       a $0.4 million reduction in selling expenses;

•       a $0.3 million reduction in bad debt expense;

•       a $0.2 million reduction in general insurance costs; and

•       a $0.1 million net reduction in our accrual for bonuses, primarily due to voluntary elections by certain employees, including executive officers, of restricted stock awards in lieu of cash bonuses for 2004;

partially offset by

•       $1.0 million of higher compensation, consulting and contract labor expenses and higher fees for professional services, including those related to compliance with the Sarbanes-Oxley Act;

•       the absence in the 2005 period of the $0.4 million reduction in healthcare-related expense recognized in 2004; and

•       $0.4 million of other administrative costs.

Research and Development Expenses

Research and development expenses were approximately $2.7 million in the second quarter of 2005 and $2.6 million in the second quarter of 2004. For the six-month periods, such expenses were $5.4 million in 2005 and $5.1 million in 2004. We continue to anticipate that research and development expenses will be in the range of 7-8% of consolidated revenue for the full 2005 year due to activity with selected projects.

Severance and Restructuring

We incurred nominal severance and restructuring costs during the second quarter and first six months of 2005. During the first six months of 2004, we increased by $0.1 million our restructuring reserve for leased buildings that we vacated during our restructuring activities in 2002 and had expected to sub-lease to third parties.

Income (Loss) from Operations

As a result of our higher revenue and higher gross profit in the second quarter and, for the first six months of 2005, relatively lower operating expenses, our income from operations increased both in the second quarter and in the first six months of 2005 compared to the 2004 periods.

Income from operations for the second quarter of 2005 was $1.7 million or 5.3% of total revenue compared to $0.1 million or 0.5% of total revenue for the second quarter of 2004. For the first six months of 2005, our income from operations was $3.4 million or 5.3% of total revenue, reversing a $1.1 million operating loss in the 2004 period. We have reported an operating profit in each quarter since the second quarter of 2004.

On a geographic basis, changes in income (loss) from operations in the three-month and six-month periods ended June 30, 2005 compared to the 2004 periods relate primarily to improvements in our U.S. operations and intercompany planning initiatives that we adopted in 2004.

Interest and Other Expense, Net

Interest and other expense, net, which consists primarily of interest expense, decreased to $0.2 million for the second quarter of 2005 from $0.5 million in the second quarter of 2004. For the six-month periods, these expenses decreased to $0.5 million for the first six months of 2005 from $1.0 million in the first six months of 2004.

These decreases were due primarily to the absence in the 2005 periods of interest on our 7% convertible subordinated debentures, all of which were converted into Common Stock as of December 31, 2004, higher levels of cash and cash equivalents and higher interest rates for invested funds in the 2005 periods compared to the 2004 periods.

Provision for Income Taxes

The $0.3 million and $0.4 million provisions for income taxes for the second quarter and first six months of 2005 and the corresponding $0.5 million and $1.0 million provisions for income taxes for the 2004 periods primarily reflect provisions for income taxes arising from foreign operations for each period and, for the 2005 periods, a provision for alternative minimum taxes in the U.S. The reduction in the tax provision in the 2005 period resulted primarily from the effect of tax-planning initiatives implemented in 2004.

Net Income (Loss)

Reflecting our $1.7 million of income from operations in the second quarter of 2005 and the other factors discussed above, we recorded $1.3 million of net income for the second quarter of 2005, reversing a $0.9 million net loss for the second quarter of 2004.

Net income available to common stockholders for the second quarter of 2005 was $0.9 million after giving effect to accrued dividends and accretion of preferred stock issuance costs with respect to our Series B Convertible Preferred Stock. On a per share basis, we recorded $0.06 of basic income per share available to the common stockholders for the second quarter of 2005. After giving effect to the dilutive effect of outstanding stock options, diluted income per share available to the common stockholders was $0.05 in the 2005 period. The dilutive effects of our outstanding convertible subordinated debentures and Series B Convertible Preferred Stock were excluded from the per share calculations for both the second quarter and the first six months of 2005 as they would have been anti-dilutive.

This reversed a $1.2 million or $0.10 per share (basic and diluted) net loss available to common stockholders for the second quarter of 2004. The dilutive effects of our outstanding stock options for the 2004 period, and of the convertible subordinated debentures and Series B Convertible Preferred Stock then outstanding, were excluded from the 2004 period as they would have been anti-dilutive.

For the first six months of 2005, we recorded $2.5 million of net income, reversing a $3.0 million net loss for the first six months of 2004. We reported net income for the year ended December 31, 2004 and have reported net income in each quarter since the third quarter of 2004.

Net income available to common stockholders for the first six months of 2005 was $1.6 million after giving effect to accrued dividends and accretion of preferred stock issuance costs with respect to our Series B Convertible Preferred Stock. On a per share basis, we recorded $0.11 of basic income per share available to the common stockholders in the first six months of 2005. After taking into account the dilutive effect of outstanding stock options, diluted income per share available to the common stockholders was $0.10 in the 2005 period.

Net loss available to common stockholders for the first six months of 2004 was $3.8 million, or $0.29 per share of common stock (basic and diluted), after giving effect to dividends and accretion of preferred stock issuance costs accrued with respect to our Series B Convertible Preferred Stock. The dilutive effects of our outstanding stock options for the 2004 period, and of the convertible subordinated debentures and Series B Convertible Preferred Stock then outstanding, were excluded from the 2004 period as they would have been anti-dilutive.

The principal reasons for the improvement in our net income available to common stockholders in the second quarter and the first six months of 2005 were:

•       the higher level of income from operations in each period;

•       the decrease in interest expense in each period; and

•       a decrease in our provision for income taxes;

partially offset by

•       an increase in each period in dividends and accretion with respect to our Series B Convertible Preferred Stock.

We expect preferred stock dividends to remain at their current level as long as those shares remain outstanding.

Liquidity and Capital Resources

Our principal sources of liquidity during the first six months of 2005 were our $2.5 million of net income and $7.2 million of net proceeds from the exercise of stock options.

Cash Flow

The following table summarizes the cash provided by or used in operating activities, investing activities and financing activities, as well as the effect of changes in foreign exchange rates on cash, for the first six months of 2005 and 2004:

	Six months ended June 30,
	2005	2004
	(in thousands)
Cash used in operating activities	$(2,885)	$(2,945)
Cash used in investing activities	(1,470)	(527)
Cash provided by (used in) financing activities	5,787	(200)
Effect of exchange rate changes on cash	413	(311)
Net increase (decrease) in cash and cash equivalents	$1,845	$(3,983)

Cash Flow from Operations

Our operations used $2.9 million of net cash in the first six months of 2005. Such cash included our $2.5 million of net income, that was more than offset by the $5.4 million combined net effect of non-cash items, including depreciation and amortization, and changes in operating assets and operating liabilities in the ordinary course of business. Such non-cash items and changes in operating assets and operating liabilities included a net reduction in cash resulting from:

•       a $3.5 million decrease in accrued liabilities;

•       a $3.4 million increase in prepaid expenses and other current assets;

•       a $1.7 million decrease in accounts payable;

•       a $0.9 million increase in inventories, net;

•       a $0.9 million decrease in deferred revenue; and

•       a $0.4 million net decrease arising from other operating accounts;

partially offset by

•       $3.6 million of non-cash items, primarily comprised of depreciation and amortization and stock compensation expense;

•       a $1.7 million reduction in accounts receivable, net; and

•       a $0.2 million change in other operating accounts.

Net cash used in operating activities in the first six months of 2004 was $2.9 million, which resulted from our $3.0 million net loss in that period and $0.1 million of changes in operating assets and liabilities that partially offset non-cash expenses that arose in the ordinary course of business.

Apart from the decrease in accrued liabilities discussed below, the remaining decrease in accrued liabilities was primarily the result of scheduled payments during the first six months of 2005 for royalty obligations due annually, payments to former 3D Systems S.A. stockholders, taxes payable, professional fees, interest payments and a reduction in accruals for bonuses and commissions.

With respect to the 2005 period, the $0.8 million decline in inventory held by assemblers, substantially all of the increase in prepaid expenses and other current assets and $0.8 million of the decrease in accrued liabilities arose from the accounting for inventory and our non-contractual purchase obligation related to the equipment assembly activities that we outsourced to third parties beginning in the third quarter of 2004. See Note 3 to the Condensed Consolidated Financial Statements. Prepaid expenses and other current assets in the 2005 period included $4.5 million in progress payments made to equipment assemblers related to systems ordered from the assemblers based upon forecasted sales and $1.0 million of non-trade receivables that we recorded in connection with these equipment assembly activities. The increase in progress payments during the first half of 2005 primarily reflects the ramp-up in production for our newly introduced Sinterstation® Pro SLS® system. We expect to continue to make additional progress payments to equipment assemblers that may vary from period-to-period depending upon the forecasted demand for our products, and we expect that our operating cash flow will continue to reflect the impact of these progress payments through the end of 2006.

Components of inventories were as follows:

	June 30, 2005	December 31, 2004
Raw materials	$1,906	$3,522
Inventory held by assemblers	—	812
Work in process	329	492
Finished goods	7,084	4,686
	$9,319	$9,512

The $0.2 million decrease in inventory shown in the table above and on the condensed consolidated balance sheets is the sum of (i) the cash-flow-related $0.9 million increase in net inventory set forth on the condensed consolidated statements of cash flows, (ii) a $0.6 million non-cash decrease resulting from inventory transferred to property and equipment, and (iii) a negative $0.5 million effect arising from foreign currency translation.

The $2.9 million decrease in accounts receivable shown on the condensed consolidated balance sheets is the sum of (i) the $1.7 million net decrease set forth on the condensed consolidated statements of cash flows that resulted from collections in excess of new receivables generated in the ordinary course of business, (ii) a $1.3 million decrease arising from foreign currency translation and (iii) a $0.1 million non-cash reduction in the allowance for doubtful accounts. The changes in the first six months of 2005 from the items of working capital not discussed above arose in the ordinary course of business. Differences not discussed above between the amounts of working-capital item changes in the cash flow statement and the amounts of balance-sheet changes for those items discussed in Working Capital below, are primarily the result of foreign exchange translation adjustments.

Cash Used for Investing Activities

Net cash used for investing activities in the first six months of 2005 was $1.5 million compared to $0.5 million in the first six months of 2004. In each period, the principal uses of cash for investment purposes were for additions to property and equipment, patent and license rights and software development costs.

Capital expenditures were $0.8 million in the first six months of 2005 compared to $0.3 million in the first six months of 2004. We expect our capital expenditures in 2005 to be in the $3 million to $4 million range, primarily reflecting investments in information technology systems and hardware.

Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities in the first six months of 2005 was $5.8 million. Such cash was provided primarily by the net proceeds of stock option exercises and was offset partially by a scheduled $0.1 million payment of principal on our outstanding industrial development bonds, $0.8 million of preferred stock dividends and $0.5 million in payments of other obligations.

Net cash used in financing activities in the first six months of 2004 was $0.2 million, which primarily resulted from $1.4 million of proceeds from the exercise of stock options, offset by a $0.1 million scheduled payment on our outstanding industrial development bonds, $0.6 million of preferred stock dividends, $0.4 million of Common Stock registration costs and $0.5 million in payments of other obligations.

Working Capital

Our net working capital increased to $38.1 million at June 30, 2005 from $28.3 million at December 31, 2004. The $9.8 million increase in the 2005 period was primarily the result of:

•       a $4.4 million reduction in accrued liabilities as discussed above;

•       a $3.5 million increase in prepaid expenses and other current assets, which occurred for the reasons discussed above;

•       a $1.8 million decrease in accounts payable;

•       a $1.8 million increase in cash and cash equivalents; and

•       a $1.5 million decrease in deferred revenue;

that more than offset

•       a $2.9 million decrease in accounts receivable, net due primarily to the reasons discussed above and a reduction in the allowance for doubtful accounts at June 30, 2005; and

•       a $0.2 million decrease in inventories, net.

Liquidity

As discussed above, our principal sources of liquidity for the first six months of 2005 were our $2.5 million of net income and net proceeds from the exercise of stock options. As noted above, our unrestricted cash and cash equivalents increased by $1.8 million to $28.1 million at June 30, 2005 from $26.3 million at December 31, 2004, reflecting the net cash flows discussed above.

Outstanding Debt

Our outstanding debt at June 30, 2005 and December 31, 2004 was as follows:

	June 30, 2005	December 31, 2004
Current portion of long-term debt:
Industrial development bonds	$190	$180
Long-term debt, less current portion:
Industrial development bonds	$3,645	$3,745
6% convertible subordinated debentures	22,604	22,704
Total long-term debt, less current portion	$26,249	$26,449

Silicon Valley Bank Loan and Security Agreement

As of June 30, 2004, we entered into a two-year loan and security agreement with Silicon Valley Bank. This credit facility provides that we and certain of our subsidiaries may borrow up to $15.0 million of revolving loans and includes sub-limits for letter of credit and foreign exchange facilities. The credit facility is secured by a first lien in favor of Silicon Valley Bank on certain of our assets, including domestic accounts receivable, inventory and certain fixed assets. Interest will accrue on outstanding borrowings at either the Bank’s prime rate in effect from time to time or, prior to June 30, 2005, at a LIBOR rate plus

2.75%. We are obligated to pay, on a quarterly basis, a commitment fee equal to 0.375% per annum of the unused amount of the facility.

On July 22, 2005, but effective as of June 30, 2005, we entered into an amendment (the “First Amendment”) to this credit facility. Under the terms of the First Amendment, the term of the credit facility was extended to July 1, 2007, the LIBOR borrowing margin was reduced to 2.25% and various amendments were made to the covenants set forth in the credit facility.

The facility, as amended, imposes certain limitations on our activities, including limitations on the incurrence of debt and other liens, limitations on the disposition of assets, limitations on the making of certain investments and limitations on the payment of dividends on our Common Stock. The facility also requires us to comply with certain financial covenants. Prior to June 30, 2005, these financial covenants included (a) a requirement to maintain a quick ratio (as defined) of at least 0.90 to 1.00 as of December 31, 2004 and of at least 1.00 to 1.00 as of March 31, 2005 and thereafter, (b) a requirement to maintain, at any time any revolving obligations (as defined) are outstanding under the facility equal to or in excess of $5 million, unrestricted cash in the United States in an amount not less than two-thirds of the amount of the outstanding revolving obligations, (c) a requirement to maintain, if there are any advances (as defined) outstanding under the facility at the end of any calendar quarter, a ratio of total liabilities less subordinated debt to tangible net worth (as each such term is defined) of not more than 2.10 to 1.00 as of December 31, 2004 and as of March 31, 2005 and thereafter of not more than 2.00 to 1.00, (d) a requirement to maintain, if there are any advances outstanding under the facility at the end of any calendar quarter, a tangible net worth (as defined) of not less than the sum of $20 million plus the amount of any tangible net worth additions (as defined), and (e) a requirement to maintain domestic tangible assets of not less than 25% of adjusted tangible assets (as such terms are defined). We were in compliance with these requirements at December 31, 2004 and would have been in compliance with them if they had continued to apply at June 30, 2005.

Effective as of June 30, 2005, these financial covenants were amended and restated. On and after that date, they require that we maintain (a) a quick ratio (as defined) of at least 1.00 to 1.00 as of June 30, 2005 and at the end of each calendar quarter thereafter, (b) a ratio of total liabilities less subordinated debt to tangible net worth (as each such term is defined) of not more than (i) 2.50 to 1.00 as of June 30, 2005 and September 30, 2005 and (ii) 2.00 to 1.00 as of December 31, 2005 and at the end of each calendar quarter thereafter, and (c) on a trailing four-quarter basis, EBITDA (as defined) in an amount not less than $13 million for the period ended June 30, 2005, not less than $15 million for the period ending September 30, 2005 and not less than $18 million for each period ending on or after December 31, 2005. We were in compliance with these requirements at June 30, 2005.

At June 30, 2005, we had $2.6 million of foreign exchange forward contracts outstanding with Silicon Valley Bank. No borrowings or letters of credit were outstanding under this facility at June 30, 2005, and we do not currently expect to borrow under this credit facility due to our current cash position and our currently anticipated future cash flow. However, we expect this credit facility to provide us with additional liquidity as we grow and that the credit facility will allow us to better manage our foreign exchange exposure.

Industrial Development Bonds

Our Colorado facility was financed by industrial development bonds in the original aggregate principal amount of $4.9 million. At June 30, 2005, the outstanding principal amount of these bonds was $3.6 million. Interest on the bonds accrues at a variable rate of interest and is payable monthly. The interest rate at June 30, 2005 was 2.5%. Principal payments are due in semi-annual installments through August 2016. We have made all required payments of principal and interest on these bonds. The bonds are collateralized by, among other things, a first mortgage on the facility, a security interest in certain equipment and an irrevocable letter of credit issued by Wells Fargo Bank, N.A. pursuant to the terms of a reimbursement agreement between us and Wells Fargo. This letter of credit is in turn collateralized by $1.2 million of restricted cash that Wells Fargo holds.

The reimbursement agreement contains financial covenants that require, among other things, that we maintain a minimum tangible net worth (as defined in the reimbursement agreement) of $23.0 million plus 50% of net income from July 1, 2001 forward and a fixed-charge coverage ratio (as defined in the reimbursement agreement) of no less than 1.25. As of June 30, 2005 and December 31, 2004, we were in compliance with the fixed-charge coverage ratio and the minimum tangible net worth covenant under this reimbursement agreement.

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

Derivative Financial Instruments

At June 30, 2005, we had entered into forward currency contracts in order to hedge our remaining exposure to Swiss franc currency fluctuations related to our obligations to the former stockholders of 3D Systems S.A., our Swiss subsidiary, and for obligations under purchase orders to a supplier aggregating a total value of CHF 2.1 million (approximately $1.7 million at settlement date). Also at June 30, 2005, we entered into foreign currency sales contracts denominated in Japanese yen to hedge a portion of the intercompany purchase of equipment and materials by our Japanese subsidiary. The notional amount of these contracts at June 30, 2005 was 318 million yen (equivalent to $3.0 million at settlement date). The net fair value of the foregoing contracts at June 30, 2005 substantially offset the change in value of the underlying obligations due to currency fluctuations.

Series B Convertible Preferred Stock

The Series B Convertible Preferred Stock accrues dividends, on a cumulative basis, at $0.60 per share each year while it remains outstanding. Prior to May 6, 2004, the cumulative dividend rate was $0.48 per share per year.

The Series B Convertible Preferred Stock is senior to our Common Stock and any other stock that ranks junior to the Series B Convertible Preferred Stock. Dividends are payable in cash semi-annually, when, as and if declared by the Board of Directors, on May 5 and November 5 of each year while these shares remain outstanding. In addition, the Series B Convertible Preferred Stock votes equally with our Common Stock and is convertible at any time at the option of the holders on a share-for-share basis into approximately 2.6 million shares of Common Stock plus any accrued and unpaid dividends. Under certain circumstances, holders of these shares may receive upon conversion additional shares of Common Stock in respect of accrued and unpaid dividends. The Series B Convertible Preferred Stock is redeemable at our option at any time after May 5, 2006. We must redeem any shares of Series B Convertible Preferred Stock that remain outstanding on May 5, 2013. The redemption price in either case is $6.00 per share plus any accrued and unpaid dividends. At the time of its issuance, we agreed to prepare and file a registration statement under the Securities Act in order to register for resale the Common Stock issuable upon conversion of the Series B Convertible Preferred Stock. This obligation expired on May 5, 2005. The increase in the dividend rate referred to above occurred because no such registration statement was in effect on May 5, 2004.

Stockholders’ Equity

Stockholders’ equity increased 16.3% to $61.7 million at June 30, 2005 from $53.1 million at December 31, 2004. This increase resulted from our $2.5 million of net income and an $9.7 million increase in Common Stock and additional paid-in capital arising primarily from net proceeds from the exercise of stock options and the value of restricted stock granted during the six-month period partially offset by:

•       a $1.7 million increase in deferred compensation arising from restricted stock awards;

•       $0.9 million of accrued dividends and accretion of preferred stock issuance costs relating to the Series B Convertible Preferred Stock; and

•       a $0.8 million cumulative translation adjustment.

Critical Accounting Policies and Significant Estimates

For a discussion of our critical accounting policies and estimates, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2004.

Forward-Looking Statements

Certain statements that we have made in this Quarterly Report on Form 10-Q, in documents incorporated by reference herein, and in future oral and written statements may be forward-looking. These statements include comments as to our beliefs and expectations as to future events and trends affecting our business, its results of operations and its financial condition. These forward-looking statements are based upon management’s current expectations concerning future events and discuss, among other things, anticipated future performance and future business plans. Forward-looking statements are identified by such words and phrases as “expects,” “intends,” “believes,” “will continue,” “plans to,” “could be,” “estimates,” and similar expressions.

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

•       our ability to complete a successful transition of our remaining supply chain and equipment refurbishment activities to our third-party equipment assemblers, the ability of those third parties to perform their assembly, refurbishment and supply chain activities in a satisfactory manner;

•       the risks to us of disruption in our supply of systems to our customers if such third parties fail to perform in a satisfactory manner;

•       the risk to us of financial loss if such third parties fail to repay progress payments we make to them;

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

For a discussion of such risks and uncertainties, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Cautionary Statements and Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

Except as required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Item 3.                        Quantitative and Qualitative Disclosures About Market Risk

For a discussion of market risks at December 31, 2004, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004. During the first six months of 2005, there were no material changes or developments that would materially alter the market risk assessment performed as of December 31, 2004, except as discussed in the following paragraph.

We and our subsidiaries conduct business in various countries using both our functional currencies and other currencies to effect cross-border transactions. As a result, we and our subsidiaries are subject to the risk that fluctuations in foreign exchange rates between the dates that those transactions are entered into and their respective settlement dates will result in a foreign exchange gain or loss. When practicable, we endeavor to match assets and liabilities in the same currency on our balance sheet and those of our subsidiaries in order to reduce these risks. We also, when we consider it to be appropriate, enter into foreign currency contracts to hedge exposures arising from those transactions. At June 30, 2005, these contracts included both the purchase and sale of currencies other than the U.S. dollar. The purchase contracts related primarily to the procurement of inventory from a third party and to payments due to the former stockholders of 3D Systems S.A., our Swiss subsidiary, both of which are denominated in Swiss francs. The notional amount of these contracts at June 30, 2005 was CHF 2.1 million (equivalent to $1.7 million at settlement date). The foreign currency sales contracts were denominated in Japanese yen and were entered into to hedge the intercompany purchase of equipment and materials by our Japanese subsidiary. The notional amount of these contracts at June 30, 2005 was 318 million yen (equivalent to $3.0 million at settlement date). The net fair value of the foregoing contracts at June 30, 2005 substantially offset the change in value of the underlying obligations due to currency fluctuations.

Item 4.                        Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 and Rule 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information that we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II

Item 1.                        Legal Proceedings

We are involved in the pending legal actions and investigations that are summarized below:

3D Systems, Inc. v. Objet Geometries Ltd. and Stratasys, Inc.

On October 27, 2004, 3D Systems, Inc. (“3D California”), our wholly owned subsidiary, filed an action (the “New Jersey Action”) in the United States District Court in New Jersey (Case No. 04-5261) alleging, among other things, that the manufacture and sale by Objet Geometries Ltd. of Israel (“Objet “) and its North American distributor, Stratasys, Inc. (“Stratasys”), of Objet’s Eden printer products infringe certain patents owned or licensed by 3D California. 3D California seeks a permanent injunction against the future distribution and sale of Objet Eden printer products, monetary damages for past sales, attorney’s fees, expenses and costs. On November 19, 2004, Stratasys filed a motion with the Court to transfer this action to the United States District Court for the District of Minnesota. On May 3, 2005, the Court granted the defendants’ motion to transfer, and this action has been consolidated with the related action described below in the United States District Court in Minnesota.

Objet Geometries Ltd. and Stratasys, Inc. v. 3D Systems, Inc.

On January 21, 2005, Objet and Stratasys filed a complaint in the United States District Court in Minnesota against 3D California alleging the infringement by our InVision™ 3-D Printers of three U.S. patents alleged to have been purchased by Objet from Cubital Ltd. of Israel. The complaint also alleges that the six U.S. patents that 3D California asserted against Objet and Stratasys in the New Jersey Action were not infringed and are invalid. The plaintiffs seek a preliminary and permanent injunction against the sale of our InVision™ 3-D Printers, damages from 3D California, a declaratory judgment that the patents asserted by 3D California in the New Jersey Action are invalid and not infringed by Objet or Stratasys, and costs and attorney fees. On June 2, 2005, 3D California filed an answer to the complaint in this action in which it denied the claims asserted in the complaint and asserted various defenses, including the defense that 3D California is licensed under the patents asserted in the complaint under a license agreement with Cubital Ltd. Discovery is in process in this action and the related New Jersey action.

Koninklijke DSM N.V. v. 3D Systems GmbH

On October 27, 2004, Koninklijke DSM N.V. (“DSM”) filed a petition in the District Court of Frankfurt, Germany (Case No. 2 06 O 426/04) against our German subsidiary, 3D Systems GmbH (“3D Germany”), seeking a preliminary injunction against its sale in Germany of our Bluestone™ stereolithography resin on the alleged basis that this product infringes German Patent No. DE 69713558 alleged to be jointly owned by DSM, Japan Synthetic Rubber Co. Ltd. (“JSR”), and Japan Fine Coatings Co. Ltd. (“JFC”). On November 25, 2004, 3D Germany filed an action against DSM, JSR and JFC in the Federal Patent Court in Munich, Germany (Case No. 4 Ni 58/04) in which it seeks a judgment of that Court that would invalidate this patent. The Court has set a November 6, 2005 hearing date for this action. On December 13, 2004, DSM withdrew the foregoing petition for a preliminary injunction, but subsequently served on 3D Germany a complaint that was originally filed on November 2, 2004 in the Frankfurt, Germany District Court (Case No. 2-06 0442/04) alleging claims of infringement based on the same patent. Such complaint seeks injunctive relief preventing the distribution of Bluestone™ resin in Germany and an accounting for sales of that product in Germany. 3D Germany filed a reply to DSM’s complaint in which, among other things, it requested dismissal of the complaint and assessment of its costs against DSM. 3D Germany has also asserted various defenses, including that the Bluestone™ material does not infringe any valid claim of the patent and that the asserted claims of the patent are invalid. The Court held a hearing on DSM’s claims of infringement on May 11, 2005, and on June 15, 2005, the Court

informally advised 3D Germany that it intended to issue an opinion ruling in favor of DSM on its claims of infringement. To the date of this Quarterly Report on Form 10-Q, 3D Germany has not received such ruling, and no further orders have been issued by the Court. We expect that 3D Germany will appeal such ruling when it is issued.

DOJ Investigation

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

Other Matters

We are also involved in various other legal matters incidental to our business. Our management believes, after consulting with counsel, that the disposition of these other legal matters will not have a material effect on our consolidated results of operations or consolidated financial position.

Item 2.                        Unregistered Sales of Securities and Use of Proceeds

On July 22, 2005, but effective as of June 30, 2005, we entered into an amendment (the “First Amendment”) to our loan and security agreement with Silicon Valley Bank. For a discussion of the First Amendment, please refer to our current Report on Form 8-K filed on July 28, 2005.

The facility, as amended, imposes certain limitations on our activities, including limitations on the incurrence of debt and other liens, limitations on the disposition of assets, limitations on the making of certain investments and limitations on the payment of dividends on our Common Stock. The facility also requires us to comply with certain financial covenants.

Effective as of June 30, 2005, these financial covenants require that, on and after that date, we maintain (a) a quick ratio (as defined) of at least 1.00 to 1.00 as of June 30, 2005 and at the end of each calendar quarter thereafter, (b) a ratio of total liabilities less subordinated debt to tangible net worth (as each such term is defined) of not more than (i) 2.50 to 1.00 as of June 30, 2005 and September 30, 2005 and (ii) 2.00 to 1.00 as of December 31, 2005 and at the end of each calendar quarter thereafter, and (c) on a trailing four-quarter basis, EBITDA (as defined) in an amount not less than $13 million for the period ended June 30, 2005, not less than $15 million for the period ending September 30, 2005 and not less than $18 million for each period ending on or after December 31, 2005.

Item 4.                        Submission of Matters to a Vote of Security Holders

On May 17, 2005, we held our annual meeting of stockholders. At the annual meeting, our stockholders:

(i)            elected the whole Board of Directors to serve until the next annual meeting and until their successors are duly elected and qualified;

(ii)        approved the amendment to paragraph 1 of Article FOURTH of our Certificate of Incorporation to increase the authorized shares of Common Stock from 25,000,000 to 60,000,000 shares; and

(iii)    ratified the selection of BDO Seidman, LLP as our independent registered public accounting firm for the year ending December 31, 2005.

A total of 12,671,868 shares of Common Stock and 2,258,833 shares of Series B Convertible Preferred Stock were present in person or by proxy at the annual meeting, representing 14,930,701 votes, or approximately 87% of the voting power of the Company entitled to vote at the annual meeting. Each share of Common Stock and Series B Convertible Preferred Stock was entitled to one vote on each matter brought before the meeting.

The votes cast on the matters that were brought before the annual meeting, including broker non-votes where applicable, were as set forth below:

	Number of Votes
	In Favor	Withheld
Nominees for Election to Board of Directors:
Charles W. Hull	14,816,553	114,148
Miriam V. Gold	14,787,258	143,443
Jim D. Kever	14,908,548	22,153
G. Walter Loewenbaum, II	14,752,987	177,714
Kevin S. Moore	14,854,792	75,909
Abraham N. Reichental	14,793,087	137,614
Richard C. Spalding	14,884,648	40,053
Daniel S. Van Riper	14,918,448	12,253

	For	Against	Abstentions	Broker Non-Votes
Approval of Proposed Amendment to our Certificate of Incorporation to increase the authorized shares of Common Stock from 25,000,000 to 60,000,000 shares	14,056,244	843,677	30,780	-0-
Ratification of BDO Seidman, LLP as Independent Registered Public Accounting Firm	14,915,045	14,809	847	-0-

Item 5.                        Other Matters.

On July 27, 2005, our Board of Directors approved an amendment to Section 4(d) of our Restricted Stock Plan for Non-Employee Directors to permit shares awarded under the Plan to be transferred by directors to a trust or other vehicle established by the director for estate planning or tax purposes subject to certain conditions primarily intended to assure that any shares so transferred will remain beneficially owned by the director and continue to be subject to the requirements of the Plan. (See Exhibit 10.1 to this Quarterly Report on Form 10-Q.)

Item 6.                        Exhibits.

3.1	Certificate of Amendment of Certificate of Incorporation filed with Secretary of State of Delaware on May 17, 2005.
10.1	Amendment No.1 to Restricted Stock Plan for Non-Employee Directors.
31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 1, 2005.
31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 1, 2005.
32.1	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 1, 2005.
32.2	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 1, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

3D SYSTEMS CORPORATION
	By:	/s/ FRED R. JONES
Fred R. Jones
Vice President and Chief Financial Officer
(Principal Financial Officer)
(Duly Authorized Officer)
Date: August 1, 2005