Form 10-Q
period 2005-09-30
3D SYSTEMS CORP
filed 2005-11-03
CIK 910638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Yes   ☒     No   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐     No   ☒

Shares of Common Stock, par value $0.001, outstanding as of September 30, 2005:  15,283,734

3D SYSTEMS CORPORATION

i

PART I

Item 1.                        Condensed Consolidated Financial Statements

3D SYSTEMS CORPORATION
Condensed Consolidated Balance Sheets
September 30, 2005 and December 31, 2004
(in thousands, except par value)

	September 30, 2005	December 31, 2004
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$25,991	$26,276
Accounts receivable, net of allowance for doubtful accounts of $1,081 (2005) and $1,214 (2004)	21,631	22,209
Inventories, net of reserves of $1,857 (2005) and $2,710 (2004)	13,417	9,512
Prepaid expenses and other current assets	10,195	5,507
Total current assets	71,234	63,504
Property and equipment, net	10,449	9,500
Intangible assets, net	9,201	10,808
Goodwill	44,790	45,135
Restricted cash	1,200	1,200
Other assets, net	852	1,349
	$137,726	$131,496
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$200	$180
Accounts payable	7,866	6,937
Accrued liabilities	9,996	13,447
Customer deposits	2,040	819
Deferred revenue	12,008	13,797
Total current liabilities	32,110	35,180
Long-term debt, less current portion	3,545	3,745
Convertible subordinated debentures	22,604	22,704
Other liabilities	1,018	1,607
	59,277	63,236
Authorized 5,000 preferred shares; Series B convertible redeemable preferred stock, authorized 2,670 shares, issued and outstanding 2,617 (2005) and 2,621 (2004) shares, mandatory redemption in 2013 (aggregate liquidation value of $16,357)	15,226	15,196
Stockholders’ equity:
Common stock, $0.001 par value, authorized 60,000 shares; issued and outstanding 15,284 (2005) and 14,490 (2004)	15	14
Additional paid-in capital	107,041	97,859
Deferred compensation	(1,647)	(45)
Treasury stock, at cost; 10 shares (2005) and 8 shares (2004)	(71)	(68)
Accumulated deficit in earnings	(41,226)	(44,881)
Accumulated other comprehensive income (loss)	(889)	185
Total stockholders’ equity	63,223	53,064
	$137,726	$131,496

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION
Condensed Consolidated Statements of Operations
Three Months and Nine Months Ended September 30, 2005 and September 30, 2004
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenue:
Products	$23,005	$19,730	$65,908	$57,072
Services	9,319	9,921	29,617	29,987
Total revenue	32,324	29,651	95,525	87,059
Cost of sales:
Products	10,909	9,820	33,438	30,045
Services	6,562	5,774	19,884	18,620
Total cost of sales	17,471	15,594	53,322	48,665
Gross profit	14,853	14,057	42,203	38,394
Operating expenses:
Selling, general and administrative	9,917	8,751	28,513	28,883
Research and development	3,429	2,613	8,805	7,754
Severance and restructuring	42	380	49	521
Total operating expenses	13,388	11,744	37,367	37,158
Income from operations	1,465	2,313	4,836	1,236
Interest and other expense, net	204	418	734	1,399
Income (loss) before provision for income taxes	1,261	1,895	4,102	(163)
Provision (benefit) for income taxes	100	(231)	447	752
Net income (loss)	1,161	2,126	3,655	(915)
Preferred stock dividends	412	413	1,268	1,123
Net income (loss) available to common stockholders	$749	$1,713	$2,387	$(2,038)
Net income (loss) available to common stockholders per share—basic	$0.05	$0.13	$0.16	$(0.16)
Net income (loss) available to common stockholders per share—diluted	$0.05	$0.12	$0.15	$(0.16)

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION
Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2005 and September 30, 2004
(in thousands)
(unaudited)

	September 30, 2005	September 30, 2004
Cash flows from operating activities:
Net income (loss)	$3,655	$(915)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	4,715	5,178
Bad debt provision	16	10
Stock compensation expense	699	356
Payment of interest on employee note with stock	—	(4)
(Gain) loss on disposition of property and equipment	(54)	141
Changes in operating accounts:
Accounts receivable	(909)	2,944
Inventories, net	(5,909)	(4,975)
Prepaid expenses and other current assets	(4,534)	(1,620)
Other assets	229	140
Accounts payable	1,044	455
Accrued liabilities	(2,599)	(2,263)
Customer deposits	1,228	(16)
Deferred revenue	(1,131)	(2,534)
Other liabilities	(460)	(821)
Net cash used in operating activities	(4,010)	(3,924)
Cash flows from investing activities:
Purchase of property and equipment	(1,873)	(314)
Proceeds from sale of property and equipment	98	—
Additions to licenses and patents	(504)	(269)
Software development costs	(635)	(62)
Payment of accumulated earnings to OptoForm Sarl minority owner	—	(49)
Net cash used in investing activities	(2,914)	(694)
Cash flows from financing activities:
Stock option, stock purchase plan and restricted stock proceeds	8,020	2,951
Repayment of long-term debt	(180)	(165)
Payments under obligation to former 3D Systems S.A. stockholders	(585)	(625)
Payment of preferred stock dividends	(785)	(632)
Stock registration costs	(211)	(388)
Payment of accrued liquidated damages	(36)	(433)
Net cash provided by financing activities	6,223	708
Effect of exchange rate changes on cash	416	(190)
Net decrease in cash and cash equivalents	(285)	(4,100)
Cash and cash equivalents at the beginning of the period	26,276	23,954
Cash and cash equivalents at the end of the period	$25,991	$19,854
Supplemental Cash Flow Information:
Interest payments	$762	$1,274
Income tax payments	1,296	1,178
Non-cash items:
Conversion of convertible 6% subordinated debentures	100	—
Conversion of convertible preferred stock (4 shares and 7 shares, respectively)	26	44
Accrued dividends on preferred stock	1,211	1,123
Accrued liquidated damages	—	393
Transfer of equipment from inventory to property and equipment, net(a)	2,066	1,653
Transfer of equipment to inventory from property and equipment, net(b)	586	558

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

3D SYSTEMS CORPORATION
Condensed Consolidated Statements of Comprehensive Income (Loss)
Three Months and Nine Months Ended September 30, 2005 and September 30, 2004
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income (loss)	$ 1,161	$ 2,126	$ 3,655	$ (915)
Foreign currency translation	(96)	244	(1,074)	(390)
Comprehensive income (loss)	$ 1,065	$ 2,370	$ 2,581	$ (1,305)

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION
Notes to Condensed Consolidated Financial Statements
September 30, 2005
(amounts in thousands, except per share data)
(unaudited)

(1)   Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of 3D Systems Corporation and its subsidiaries (the “Company”). All significant intercompany transactions and balances have been eliminated in consolidation. The condensed consolidated financial statements were prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America and the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim reporting. Accordingly, they omit certain footnotes and other financial information that are required for complete financial statements. In management’s opinion, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation of the condensed consolidated financial position as of September 30, 2005 and the condensed consolidated results of operations and the condensed consolidated statements of cash flows for the three months and nine months ended September 30, 2005 and September 30, 2004 have been included. The results set forth in the condensed consolidated statements of operations for the three months and nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year.

The condensed balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but omits certain of the information and footnotes required by GAAP for complete financial statements.

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

(2)   Inventories

Components of inventories were as follows:

	September 30, 2005	December 31, 2004
Raw materials	$2,125	$3,522
Inventory held by assemblers	392	812
Work in process	84	492
Finished goods	10,816	4,686
	$13,417	$9,512

Inventory held by assemblers at September 30, 2005 and December 31, 2004 represented inventory sold to those assemblers and accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 49, “Accounting for Product Financing Arrangements,” issued by the Financial Accounting Standards Board (“FASB”). See Note 3.

3D SYSTEMS CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
September 30, 2005
(amounts in thousands, except per share data)
(unaudited)

(3)   Outsourcing of Assembly and Refurbishment Activities

During 2004, the Company engaged selected design and manufacturing companies to assemble its equipment portfolio and discontinued its equipment assembly activities at its Grand Junction, Colorado facility. This included its InVision™ 3-D printing equipment, its Viper™ SLA® systems and certain other equipment items, the refurbishment of certain used equipment systems, and the assembly of field service kits for sale by the Company to its customers.

The Company agreed to sell to those third parties components of its raw materials’ inventory related to those existing systems as well as to continue to purchase key components used in the assembly of those systems and for newly introduced systems. Such sales were recorded in the financial statements as a product financing arrangement under SFAS No. 49. As of September 30, 2005 and December 31, 2004, the Company’s consolidated balance sheets included non-trade receivables of $1,342 and $2,310, respectively, classified in prepaid expenses and other current assets reflecting the book value of the inventory sold to the assemblers for which the Company had not received payment. At September 30, 2005 and December 31, 2004, $392 and $812 remained in inventory with a corresponding amount included in accrued liabilities representing the Company’s non-contractual obligation to purchase assembled systems and refurbished parts produced from such inventory. Under these arrangements, the Company generally purchases assembled systems from the assemblers following the Company’s receipt of an order from a customer or as needed from the assembler to repair a component or to service equipment. Under certain circumstances, the Company anticipates that it may purchase assembled systems from the assemblers prior to the receipt of an order from a customer. At September 30, 2005 and December 31, 2004, the Company had made $5,445 and $701 of progress payments to assemblers for systems forecasted to be required for resale to customers after such dates. The Company has agreed to make additional progress payments to assemblers in connection with the performance of the assemblers’ obligations to the Company. Progress payments are made against orders placed by the Company and are recorded in prepaid expenses and other current assets in the consolidated balance sheets.

(4)   Property and Equipment, net

Property and equipment is summarized as follows:

	September 30, 2005	December 31, 2004	Useful Life (in years)
Land	$436	$436	—
Building	4,202	4,202	30
Machinery and equipment	22,233	23,547	3-5
Office furniture and equipment	3,133	3,510	5
Leasehold improvements	4,235	4,338	Life of Lease
Rental equipment	1,065	1,277	5
Construction in progress	1,445	165	N/A
	36,749	37,475
Less: Accumulated depreciation	(26,300)	(27,975)
	$10,449	$9,500

3D SYSTEMS CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
September 30, 2005
(amounts in thousands, except per share data)
(unaudited)

Depreciation expense was $681 and $1,031 for the three months and $1,968 and $2,723 for the nine months ended September 30, 2005 and September 30, 2004, respectively. Leasehold improvements are amortized on a straight-line basis over the shorter of (i) their estimated useful lives and (ii) the estimated or contractual life of the related lease.

(5)   Intangible Assets

(a)          Licenses and Patent Costs

License and patent costs are summarized as follows:

	September 30, 2005	December 31, 2004	Weighted average useful life (in years)
Licenses, at cost	$2,333	$2,333	fully amortized
Patent costs	18,363	17,901	8.9
	20,696	20,234
Less: Accumulated amortization	(14,954)	(13,991)
	$5,742	$6,243

For the nine months ended September 30, 2005 and September 30, 2004, the Company capitalized $504 and $269, respectively, of costs to acquire, develop and extend patents in the United States and various other countries. Amortization expense related to previously capitalized patent costs was $335 and $336 for the three months and $1,005 and $983 for the nine months ended September 30, 2005 and September 30, 2004, respectively.

(b)         Acquired Technology

Acquired technology is summarized as follows:

	September 30, 2005	December 31, 2004
Acquired technology	$10,166	$10,307
Less: Accumulated amortization	(7,322)	(6,326)
	$2,844	$3,981

The remaining unamortized acquired technology was purchased in 2001 in connection with the DTM acquisition and assigned a useful life of six years. Amortization expense related to acquired technology was $380 for each of the three-month periods and $1,138 for each of the nine-month periods ended September 30, 2005 and September 30, 2004, respectively.

(c)          Other Intangible Assets

Other net intangible assets were $615 and $584 as of September 30, 2005 and December 31, 2004, respectively. Amortization expense related to other intangible assets was $198 and $83 for the three months, and $604 and $334 for the nine months ended September 30, 2005 and September 30, 2004, respectively.

3D SYSTEMS CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
September 30, 2005
(amounts in thousands, except per share data)
(unaudited)

(6)   Hedging Activities and Derivative Instruments

The Company and its subsidiaries conduct business in various countries using both their functional currencies and other currencies to effect cross-border transactions. As a result, they are subject to the risk that fluctuations in foreign exchange rates between the dates that those transactions are entered into and their respective settlement dates will result in a foreign exchange gain or loss. When practicable, the Company endeavors to match assets and liabilities in the same currency on its balance sheet and those of its subsidiaries in order to reduce these risks. The Company also, when it considers it to be appropriate, enters into foreign currency contracts to hedge the economic exposures arising from those transactions. At September 30, 2005, these contracts included both the purchase and sale of currencies other than the U.S. dollar. The purchase contracts related primarily to the procurement of inventory from a third party denominated in Swiss francs. The foreign currency sales contracts were denominated in Japanese yen and in euros and were entered into to hedge a portion of certain intercompany purchase obligations of the Company’s subsidiaries.

The Company has also entered into a range-forward arrangement with a large creditworthy financial institution to hedge certain other currency-rate exposures in Japanese yen. This arrangement establishes a collar around a range of rates between 106.0 and 113.5 yen to U.S. dollar to hedge 95,000 yen (approximate range of $896 to $837) of intercompany payments from the Company’s Japanese subsidiary. Both the put and call options entered into under this hedge arrangement are for the same amount and maturity date.

The dollar equivalent of the foreign currency forward contracts and related fair values as of September 30, 2005 were as follows:

	Foreign Currency Purchase Contracts	Foreign Currency Sales Contracts
Notional amount	$1,634	$5,860
Fair value	1,590	5,770
Net unrealized (gain) loss	$44	$(90)

In addition to the above, the range-forward contract at September 30, 2005, reflected an unrealized gain of $9. The net fair value of all of the above contracts at September 30, 2005 substantially offset the value of the underlying obligations due to currency fluctuations.

Changes in the fair value of derivatives are recorded in cost of sales in the condensed consolidated statements of operations. Depending on their fair value at the end of the reporting period, derivatives are recorded either in prepaid expenses and other current assets or in accrued liabilities in the condensed consolidated balance sheets.

3D SYSTEMS CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
September 30, 2005
(amounts in thousands, except per share data)
(unaudited)

(7)   Borrowings

Total outstanding borrowings were as follows:

	September 30, 2005	December 31, 2004
Current portion of long-term debt:
Industrial development bonds	$200	$180
Long-term debt, less current portion:
Industrial development bonds	$3,545	$3,745
6% convertible subordinated debentures	22,604	22,704
Total long-term debt, less current portion	$26,149	$26,449

Industrial development bonds

The Company’s Colorado facility was financed by industrial development bonds in the original aggregate principal amount of $4,900. At September 30, 2005, the outstanding principal amount of these bonds was $3,745. Interest on the bonds accrues at a variable rate of interest and is payable monthly. The interest rate at September 30, 2005 was 2.6%. Principal payments are due in semi-annual installments through August 2016. The Company has made all required payments of principal and interest on these bonds. The bonds are collateralized by, among other things, a first mortgage on the facility, a security interest in certain equipment and an irrevocable letter of credit issued by Wells Fargo Bank, N.A. pursuant to the terms of a reimbursement agreement between the Company and Wells Fargo. This letter of credit is in turn collateralized by $1,200 of restricted cash that Wells Fargo holds.

The reimbursement agreement contains financial covenants that require, among other things, that the Company maintain a minimum tangible net worth (as defined in the reimbursement agreement) of $23,000 plus 50% of net income from July 1, 2001 forward and a fixed-charge coverage ratio (as defined in the reimbursement agreement) of no less than 1.25. At September 30, 2005 and December 31, 2004, the Company was in compliance with the fixed-charge coverage ratio and the minimum tangible net worth covenant under this reimbursement agreement.

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

3D SYSTEMS CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
September 30, 2005
(amounts in thousands, except per share data)
(unaudited)

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

6% convertible subordinated debentures

The Company privately placed $22,704 of 6% convertible subordinated debentures with institutional and accredited investors in 2003. The net proceeds from the issuance of these debentures, after deducting $578 of capitalized issuance costs, amounted to $22,126. The capitalized issuance costs are being amortized to interest expense over the 10-year life of the debentures. These debentures bear interest at the rate of 6% per year payable semi-annually in arrears in cash on May 31 and November 30 of each year. They are convertible into shares of Common Stock at the option of the holders at any time prior to maturity at $10.18 per share, subject to customary anti-dilution adjustments. During the first quarter of 2005, $100 aggregate principal amount of the debentures were converted into Common Stock. At September 30, 2005, the debentures were convertible into an aggregate of 2,220 shares of Common Stock. The Company has the right to redeem the debentures, in whole or in part, commencing on November 24, 2006 at a price equal to 100% of the then outstanding principal amount of the debentures being redeemed, together with all accrued and unpaid interest and other amounts due in respect of the debentures. The aggregate principal amount of these debentures then outstanding matures on November 30, 2013. If the Company undergoes a change in control (as defined), the holders may require the Company to redeem the debentures at 100% of their then outstanding principal amount, together with all accrued and unpaid interest and other amounts due in respect of the debentures. The debentures are subordinated in right of payment to senior indebtedness (as defined). At the time the debentures were issued, the Company granted registration rights to the purchasers of the debentures pursuant to which, subject to certain terms and conditions, the Company agreed to file a registration statement to register for resale under the Securities Act of 1933, as amended (the “Securities Act”), the shares of Common Stock into which the debentures are convertible. The conditions to the Company’s obligation to file such registration statement have not yet been satisfied, and no such registration statement was pending at September 30, 2005.

(8)   Convertible Preferred Stock

The Series B Convertible Preferred Stock accrues dividends, on a cumulative basis, at $0.60 per share each year while it remains outstanding. Prior to May 6, 2004, the cumulative dividend rate was $0.48 per share per year.

The Series B Convertible Preferred Stock is senior to the Common Stock and any other stock that ranks junior to the Series B Convertible Preferred Stock. Dividends are payable in cash semi-annually, when, as and if declared by the Board of Directors, on May 5 and November 5 of each year while these shares remain outstanding. In addition, the Series B Convertible Preferred Stock votes equally with the Common Stock and, as of September 30, 2005, was convertible at any time at the option of the holders on a

3D SYSTEMS CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
September 30, 2005
(amounts in thousands, except per share data)
(unaudited)

share-for-share basis into 2,617 shares of Common Stock plus any accrued and unpaid dividends. Under certain circumstances, holders of these shares may receive upon conversion additional shares of Common Stock in respect of accrued and unpaid dividends. The Series B Convertible Preferred Stock is redeemable at the Company’s option at any time after May 5, 2006. The Company must redeem any shares of Series B Convertible Preferred Stock that remain outstanding on May 5, 2013. The redemption price in either case is $6.00 per share plus any accrued and unpaid dividends. At the time of its issuance, the Company agreed to prepare and file a registration statement under the Securities Act in order to register for resale the Common Stock issuable upon conversion of the Series B Convertible Preferred Stock. This obligation expired on May 5, 2005. The increase in the dividend rate referred to above occurred because no such registration statement was in effect on May 5, 2004.

(9)   Stock-based Compensation Plans

The Company maintains stock-based compensation plans that are described more fully in Note 18, “Stockholders’ Equity,” to the Consolidated Financial Statements for the year ended December 31, 2004 filed with the Company’s Annual Report on Form 10-K.

The Company granted restricted stock awards to certain employees, including executive officers, covering 4 and 104 shares of Common Stock during the three-month and nine-month periods ended September 30, 2005, respectively, pursuant to the Company’s 2004 Incentive Stock Plan (the “Plan”). Shares of restricted Common Stock awarded under the Plan are issued for a purchase price of $1.00 per share and are subject to forfeiture for a period of three years following their date of grant in the event that the recipient leaves the employ of the Company other than as a result of death or disability. Previous recipients of restricted stock forfeited 3 shares for the three and nine months ended September 30, 2005, which were repurchased by the Company for $1.00 per share in accordance with the Plan and are included in treasury stock. The Company records deferred compensation in stockholders’ equity with respect to such awards in an amount equal to the difference between the fair market value of the Common Stock covered by each award on the date of grant less the amount paid by each recipient. The Company recorded $35 and $1,926 of deferred compensation expense and $162 and $324 of amortization expense related to deferred compensation with respect to the foregoing awards and forfeitures in the three-month and nine-month periods ended September 30, 2005, respectively. Certain awards made in the nine-month period were made in lieu of, or as an alternative to, cash bonuses that had previously been accrued with respect to 2004. As a result, the Company reduced its accrual for 2004 bonuses by a net amount of $256 in the nine months ended September 30, 2005.

For the nine-month periods ended September 30, 2005 and September 30, 2004, the Company awarded 18 shares and 15 shares of Common Stock to non-employee directors under the Company’s Restricted Stock Plan for Non-Employee Directors and recorded $350 and $168, respectively, in compensation expense associated with those awards.

The Company currently applies the intrinsic-value-based method of accounting prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations to account for stock options previously issued under its stock option plans. These interpretations include FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation, an

3D SYSTEMS CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
September 30, 2005
(amounts in thousands, except per share data)
(unaudited)

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

SFAS No. 123 requires the use of option pricing models that were not developed for use in valuing employee stock options. The Black-Scholes’ option pricing model was developed for use in estimating the fair value of short-lived exchange-traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. Because the Company’s stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of employee stock options. No stock options have been granted subsequent to December 31, 2004.

Options to purchase Common Stock under the Employee Stock Purchase Plan (“ESPP”) were granted to participating employees for all 2005 and 2004 periods presented herein. The fair values of stock options granted in 2004 and employee stock purchase plan options granted in 2005 and 2004 were estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Stock Option Plans:
Expected life (in years)	—	—	—	2.5
Risk-free interest rate	—%	—%	—%	2.36%
Volatility	—%	—%	—%	0.68%
Dividend yield	—%	—%	—%	—%
Employee Stock Purchase Plan:
Expected life (in years)	0.25	0.25	0.25	0.25
Risk-free interest rate	3.38	2.33	2.94	2.33
Volatility	0.43	0.68	0.38	0.68
Dividend yield	—%	—%	—%	—%

The weighted average fair value of options granted under the ESPP for the three months ended September 30, 2005 and September 30, 2004 were $3.95 and $2.48, respectively. The weighted average fair values of options granted under the ESPP for the nine months ended September 30, 2005 and September 30, 2004 were $5.19 and $2.41, respectively.

3D SYSTEMS CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
September 30, 2005
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income (loss) available to common stockholders, as reported	$749	$1,713	$2,387	$(2,038)
Add: Stock-based employee compensation expense (benefit) included in reported net earnings net of related tax benefits	(13)	—	(13)	51
Deduct: Stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(424)	(546)	(1,213)	(1,725)
Pro forma net income (loss)	$312	$1,167	$1,161	$(3,712)
Basic net income (loss) available to common stockholders per share:
As reported	$0.05	$0.13	$0.16	$(0.16)
Pro forma	0.02	0.09	0.08	(0.28)
Diluted net income (loss) available to common stockholders per share:
As reported	$0.05	$0.12	$0.15	$(0.16)
Pro forma	0.02	0.08	0.07	(0.28)

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

3D SYSTEMS CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
September 30, 2005
(amounts in thousands, except per share data)
(unaudited)

(10)   Computation of Net Income (Loss) Per Share

The following is a reconciliation of the numerator and denominator of the basic and diluted net income (loss) per share computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Numerator:
Net income (loss) available to common stockholders—numerator for basic net income (loss) per share	$749	$1,713	$2,387	$(2,038)
Add: Preferred stock dividend	—	—	—	—
Interest expense associated with 6% convertible subordinated debentures	—	—	—	—
Interest expense associated with 7% convertible subordinated debentures(a)	—	—	—	—
Net income (loss) available to common stockholders—numerator for dilutive net income (loss) per share	$749	$1,713	$2,387	$(2,038)
Denominator:
Denominator for basic net income (loss) per share—weighted average shares	15,146	13,249	14,838	13,116
Add: Effect of dilutive securities:
Stock options and restricted stock	1,076	849	1,141	—
Preferred stock	—	—	—	—
6% convertible subordinated debentures	—	—	—	—
7% convertible subordinated debentures(a)	—	—	—	—
Denominator for diluted net income (loss) per share—weighted average shares	16,222	14,098	15,979	13,116

(a)           All outstanding 7% convertible subordinated debentures had been converted into Common Stock as of December 31, 2004.

Shares of Common Stock issuable upon conversion of the Series B Convertible Preferred Stock and outstanding convertible debentures were excluded from the calculation of diluted net income (loss) per share for all of the above periods because their effects would have been anti-dilutive, that is, they would have increased net income per share available to common stockholders or reduced net loss per share available to common stockholders. In-the-money stock options were excluded from the calculation of diluted net loss per share in the nine-month period ended September 30, 2004 because their effect would have been anti-dilutive but were included for the three-month period then ended. Weighted average shares of Common Stock outstanding for the 2005 quarterly and year-to-date periods used to calculate diluted net income per share include the effect of the assumed exercise of 1,753 and 1,978, respectively, of in-the-money stock options outstanding during each respective period together with the dilutive effect of those in-the-money stock options that were canceled or exercised in each period, prorated for the period of time

3D SYSTEMS CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
September 30, 2005
(amounts in thousands, except per share data)
(unaudited)

they remained outstanding. Pursuant to the treasury-stock method, the assumed exercise of these options resulted in the inclusion of a net 1,076 and 1,141 diluted shares of Common Stock, respectively. The number of shares of potentially dilutive Common Stock at September 30, 2005 that was excluded from the above calculation was 4,887, consisting of 50 shares of Common Stock issuable upon exercise of out-of-the-money stock options, 2,617 shares issuable upon conversion of Series B Convertible Preferred Stock and 2,220 shares issuable upon conversion of 6% convertible subordinated debentures.

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

On a geographic basis, changes in income (loss) from operations in the three-month and nine-month periods ended September 30, 2005 compared to the 2004 periods relate primarily to improvements in the Company’s U.S. operations and intercompany planning initiatives that the Company adopted in 2004.

Such summarized financial information concerning the Company’s geographical operations is shown in the following tables:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenue from unaffiliated customers:
North America	$14,895	$11,677	$44,206	$37,772
Germany	6,327	6,405	17,142	16,899
Other Europe	6,430	6,134	19,631	18,885
Asia	4,672	5,435	14,546	13,503
Total	$32,324	$29,651	$95,525	$87,059

3D SYSTEMS CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
September 30, 2005
(amounts in thousands, except per share data)
(unaudited)

All revenue between geographic areas is recorded at transfer prices that are above cost and provide for an allocation of profit between entities.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenue from or transfers between geographic areas:
North America	$9,780	$7,093	$28,519	$16,005
Germany	685	303	2,004	2,291
Other Europe	1,171	968	3,863	5,225
Asia	—	—	—	—
Total	$11,636	$8,364	$34,386	$23,521

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Income (loss) from operations:
North America	$18	$130	$3,877	$(7,727)
Germany	(442)	318	(1,136)	1,111
Other Europe	94	801	1,338	4,890
Asia	1,222	1,171	1,271	3,456
Subtotal	892	2,420	5,350	1,730
Intercompany elimination	573	(107)	(514)	(494)
Total	$1,465	$2,313	$4,836	$1,236

	September 30, 2005	December 31, 2004
Assets:
U.S.	$104,167	$93,599
Germany	16,645	25,366
Other Europe	38,436	51,283
Asia	14,201	14,358
Subtotal	173,449	184,606
Intercompany elimination	(35,723)	(53,110)
Total assets	$137,726	$131,496

The changes in assets primarily reflect changes arising from intercompany activity between the geographic territories and, for U.S. assets, higher working capital in the 2005 period.

3D SYSTEMS CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
September 30, 2005
(amounts in thousands, except per share data)
(unaudited)

The Company’s revenue from unaffiliated customers by type was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Systems and other products	$12,138	$10,900	$34,054	$30,643
Materials	10,867	8,830	31,854	26,429
Services	9,319	9,921	29,617	29,987
Total revenue	$32,324	$29,651	$95,525	$87,059

(12)   Commitments and Contingencies

On October 27, 2004, Koninklijke DSM N.V. (“DSM”) filed a petition in the District Court of Frankfurt, Germany (Case No. 2 06 O 426/04) against our German subsidiary, 3D Systems GmbH (“3D Germany”), seeking a preliminary injunction against its sale in Germany of our Bluestone™ stereolithography resin on the alleged basis that this product infringes German Patent No. DE 69713558 alleged to be jointly owned by DSM, Japan Synthetic Rubber Co. Ltd. (“JSR”), and Japan Fine Coatings Co. Ltd. (“JFC”). On November 25, 2004, 3D Germany filed an action against DSM, JSR and JFC in the Federal Patent Court in Munich, Germany (Case No. 4 Ni 58/04) in which it seeks a judgment of that Court that would invalidate this patent. The Court has set a November 8, 2005 hearing date for this action. On December 13, 2004, DSM withdrew the foregoing petition for a preliminary injunction, but subsequently served on 3D Germany a complaint that was originally filed on November 2, 2004 in the Frankfurt, Germany District Court (Case No. 2-06 0442/04) alleging claims of infringement based on the same patent. Such complaint sought injunctive relief preventing the distribution of Bluestone™ resin in Germany and an accounting for sales of that product in Germany. 3D Germany filed a reply to DSM’s complaint in which, among other things, it requested dismissal of the complaint and assessment of its costs against DSM. 3D Germany also asserted various defenses, including that the Bluestone™ material does not infringe any valid claim of the patent and that the asserted claims of the patent are invalid. The Court held a hearing on DSM’s claims of infringement on May 11, 2005, and on August 8, 2005, the Court issued an opinion ruling in favor of DSM on its claims of infringement. DSM subsequently enforced an injunction issued by the Court on 3D Germany that prohibits its sale of Bluestone™ resin in Germany and required an accounting for profits on prior sales of that product in Germany. The Company has appealed such ruling and has complied with such injunction. While it is not practicable to predict the ultimate outcome of this litigation, the Company does not expect that an unfavorable outcome would be material to its results of operations or financial condition.

On May 6, 2003, the Company received a subpoena from the U.S. Department of Justice to provide certain documents to a grand jury investigating antitrust and related issues within its industry. The Company understands that the issues being investigated include issues involving the consent decree that the Company entered into and that was filed on August 16, 2001 with respect to the Company’s acquisition of DTM Corporation and the requirement of that consent decree that the Company issue a broad intellectual property license with respect to certain patents and copyrights to another entity already manufacturing rapid prototyping industrial equipment. The Company complied with the requirement of

3D SYSTEMS CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
September 30, 2005
(amounts in thousands, except per share data)
(unaudited)

that consent decree for the grant of that license in 2002. In connection with that investigation, the grand jury has taken testimony from various individuals, including certain of the Company’s current and former employees and executives. The Company was advised that it was not a target of the grand jury investigation and has not been informed that this status has changed. The Company has furnished documents required by the subpoena and is otherwise complying with the subpoena.

The Company is also involved in various other legal matters incidental to its business. The Company’s management believes, after consulting with counsel, that the disposition of these other legal matters will not have a material effect on the Company’s consolidated results of operations or consolidated financial position.

(13)   Subsequent Event

On November 3, 2005, the Company announced a plan to move its corporate headquarters, principal R&D activities and all other key corporate support functions into a new facility that it plans to construct and lease in Rock Hill, South Carolina. The Company intends to establish an initial base of operations in Rock Hill and commence local operations there by the end of 2005, and expects to complete the move to the new Rock Hill facility by September 30, 2006. This facility is to be constructed according to the Company’s specifications, and the Company expects to lease it under a 15-year operating lease.

As part of this move, the Company plans to close its current headquarters and R&D facility in Valencia, California and its facility in Grand Junction, Colorado. However, the Company plans to maintain an Advanced Research facility in Valencia, California to focus on developing future technologies for next-generation products.

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

Recent Developments

On November 3, 2005, we announced a plan to move our corporate headquarters, our principal R&D activities and all other key corporate support functions into a new facility that we plan to construct and lease in Rock Hill, South Carolina. We intend to establish an initial base of operations in Rock Hill and commence local operations there by the end of 2005, and we expect to complete our move to the new Rock Hill facility by September 30, 2006. This facility is to be constructed according to our specifications, and we expect to lease it under a 15-year operating lease.

As part of this move, we plan to close our current headquarters and R&D facility in Valencia, California and our facility in Grand Junction, Colorado. However, we plan to maintain an Advanced Research facility in Valencia, California to focus on developing future technologies for next-generation products.

We decided to move to the greater Charlotte, North Carolina area after an extensive and thorough review of a number of locations and after considering a variety of key operating and strategic factors, including meeting our growth and expansion requirements within a business-friendly environment, achieving sustained operating-cost reductions in a competitive region of the country, improving employee development and recruitment costs and employee retention by becoming an employer of choice in the Charlotte region, and locating in closer proximity to our customers, partners and suppliers.

We believe that our presence in the greater Charlotte metropolitan area will afford us the opportunity to attract and retain top talent needed for future growth. In addition to other significant operational and strategic improvements, we project that we should realize facilities’ and operating-cost savings in excess of $2.5 million per year beginning in 2007, the first full year of planned operations in the Charlotte area. We also believe that South Carolina will provide a favorable business climate, significant investment and tax benefits and a sustained lower cost of doing business. We believe these savings should provide a substantial return on the anticipated investment in up-front moving and other costs, and we expect them to translate into long-term improvements in profitability.

We estimate that the total pretax expense of completing this relocation and consolidation should be in the range of $8.3 million to $10.0 million. This amount includes an estimated $7.6 million of moving costs and other costs related to personnel, relocation and recruiting, $0.2 million to $1.9 million of facility exit costs, and approximately $0.5 million of non-cash charges associated with accelerated amortization and asset impairments. Accordingly, we expect to incur $7.8 million to $9.5 million of cash expenditures related to these costs as they are incurred, primarily in the fourth quarter of 2005 as well as in 2006. Included in the range of facility exit costs is an estimate of costs that may be incurred if we encounter delays in disposing of the Grand Junction facility, which we own, and the Valencia facility, which we lease. We currently expect to incur approximately $1.3 million of these costs in the fourth quarter of 2005 and the balance of these costs in 2006.

Capital expenditures related to the relocation of our corporate headquarters are estimated at $1.4 million, exclusive of a developer’s cost for construction of the new facility that we expect to lease.

All of the foregoing costs and anticipated savings are provided solely as estimates. There can be no assurance that our estimates will not change as we proceed with this project, that actual expenditures will not differ from our estimates or that anticipated savings will be realized.

Results of Operations

The following table sets forth, for the periods indicated, revenue and percentages of revenue by class of product and service:

	Three months ended September 30,				Nine months ended September 30,
	2005		2004		2005		2004
	(dollars in thousands)
Systems and other products	$12,138	37.6%	$10,900	36.7%	$34,054	35.7%	$30,643	35.2%
Materials	10,867	33.6	8,830	29.8	31,854	33.3	26,429	30.4
Services	9,319	28.8	9,921	33.5	29,617	31.0	29,987	34.4
Consolidated revenue	$32,324	100.0%	$29,651	100.0%	$95,525	100.0%	$87,059	100.0%

Continuing our trend of increasing revenue, consolidated revenue increased 9.0% in the third quarter of 2005 and 9.7% in the first nine months of 2005 compared to the respective 2004 periods. In connection with these increases, as discussed in greater detail below:

•       Revenue from systems and other products increased 11.4% in the third quarter and 11.1% in the first nine months of 2005 compared with the prior-year periods, primarily reflecting continuing strong unit growth from new systems that we have introduced since the latter part of 2003 and the favorable combined effect of price and mix;

•       Revenue from materials increased by 23.1% in the third quarter and 20.5% in the first nine months compared to the respective 2004 periods, primarily reflecting strong unit growth in the sale of new materials;

•       Revenue from services declined 6.1% in the third quarter and 1.2% in the first nine months of 2005 compared to the 2004 periods primarily due to lower revenue from customer training, maintenance and upgrade services, reflecting a deliberate shift in our marketing strategy to de-emphasize our ongoing support of certain legacy systems; and

•       Revenue increased at double-digit rates in the U.S in the third quarter of 2005 compared to the 2004 quarter and in the first nine months of 2005 compared to the 2004 period.

Although backlog has not been a significant factor in our business reflecting our relatively short lead times, we had approximately $9.8 million of booked orders outstanding at September 30, 2005, primarily for systems. This includes more than $6.4 million of orders that we expect to ship in the fourth quarter of 2005 with the remainder scheduled to be shipped during 2006.

As discussed in greater detail below, for the third quarter of 2005:

•       income from operations declined to $1.5 million from $2.3 million in the third quarter of 2004 primarily reflecting the effect of higher operating expenses in the 2005 period as discussed in greater detail below; and

•       net income available to common stockholders declined to $0.7 million from $1.7 million in the 2004 period, primarily reflecting the effect of our higher operating expenses in the 2005 quarter and to a lesser extent the other expenses discussed below.

On the other hand, for the first nine months of 2005:

•       income from operations increased fourfold to $4.8 million from $1.2 million in the first nine months of 2004; and

•       net income available to common stockholders increased to $2.4 million, reversing a $2.0 million loss in the 2004 period.

Our trend of improving operating results began in the fourth quarter of 2003. Since then, our revenue has increased in each quarter year-over-year. We have reported operating income for each quarter since the second quarter of 2004 and for the year ended December 31, 2004. We have also reported net income available to common stockholders for each consecutive quarter since the third quarter of 2004 and for the year ended December 31, 2004. While we currently expect this favorable trend of improving operating results to continue, there can be no assurance that it will continue.

New Products

As we have previously disclosed, we are working to accelerate our new product development through quick and targeted development cycles in order to promote our growth and profitability, to sustain our commitment to technological leadership, and to meet the needs of our customers for new 3-D printing and rapid manufacturing solutions. From the latter part of 2003 through the end of the third quarter of 2005, our efforts have resulted in the introduction of 29 new products that have expanded and reinvigorated our product line. As discussed in greater detail below, revenue from new products currently accounts for a significant portion of our total revenue.

In addition to the new products we have introduced since the latter part of 2003, since the beginning of 2005, we have continued to introduce additional new products, including the following new systems:

•       Our Viper™ Pro SLA® system, an advanced, flexible, high-capacity stereolithography system.   This system is designed to enable customers to mass customize and produce high-quality, end-use parts, patterns, wind tunnel models, fixtures and tools consistently and economically using our proprietary stereolithography materials. Designed for around-the-clock operation, the Viper™ Pro system facilitates maximum capacity utilization and superior part production. This system is available in three configurations, including a “dual vat” configuration that enables customers to build parts from different materials simultaneously, and a single extra-large vat configuration that enables customers to build large parts.

•       Our Sinterstation® Pro SLS® system, an automated selective laser sintering manufacturing system.   These systems are designed to enable our customers to mass customize and produce high-quality end-use parts, patterns, fixtures and tools consistently and economically from our proprietary engineered plastics, on-site and on-demand. We have introduced two models of this system, the Sinterstation® Pro 230 SLS® system and the Sinterstation® Pro 140 SLS® system, which differ primarily in the size of their build platforms. The Sinterstation® Pro series is designed as an alternative rapid manufacturing solution to traditional injection molding, casting and machining methods. We shipped several of these systems in the second and third quarters of 2005, and we expect to ship several more during the fourth quarter of 2005.

•       Our InVision™ LD 3-D Printer.   During the second quarter of 2005, we entered into an OEM supply agreement with Solidimension Ltd. under which we began offering these systems as part of our InVision™ family of 3-D printers in the third quarter of 2005. This desk-top 3-D printer uses a layered deposition technology that builds complex geometrical shapes one slice thickness at a time and is designed for communication and concept modeling applications. Sales of this system have not been material.

During 2005, we have also announced the introduction of the following new materials that are designed for use with our systems, are sold together with our systems and are designed to differentiate our systems and materials from those supplied by others:

•       DuraForm® FR plastic, a new flame retardant material.   This material is designed for exclusive use in our new Sinterstation® Pro SLS® systems. It is the first laser sintering material to be packaged specifically for the Sinterstation® Pro system, and it has passed FAA and airline burn, smoke and toxicity tests, making it ideal for aerospace manufacturers and customers in other industries to produce end-use parts for a variety of applications directly in our SLS® systems. We expect to begin shipping DuraForm® FR plastic to customers in the fourth quarter of 2005.

•       DuraForm® Flex Plastic.   This is a rubber-like, tear-resistant, flexible plastic that can be used in our selective laser sintering systems to produce functional prototypes and end-use parts for which rubber-like, flexible characteristics are useful.

•       DuraForm® AF Plastic.   This is a cast-aluminum-like engineered composite for use in our selective laser sintering systems that has the appearance of aluminum, the excellent surface finish and fine feature definition of our proprietary un-reinforced DuraForm® plastics and the superior stiffness of an engineered composite to provide our customers with materials suited for applications such as aerodynamic models, jigs and fixtures, household appliances, casting patterns and functional prototypes such as cases and metal enclosures.

•       VisiJet® HR 200 material for the InVision™ HR 3-D Printer.   Introduced in October 2005, this material is designed for use in our InVision™ HR 3-D printers. This new material is primarily intended for applications, such as jewelry manufacturing and dental labs, that require intricate, high-resolution capability to produce feature-rich models, patterns and parts that are used as master patterns for casting into gold, white gold or silver.

•       VisiJet® SR 200 plastic for the InVision™ SR 3-D Printer.   Introduced in October 2005, this material is designed for use in our InVision™ SR 3-D printers. Parts built from VisiJet® SR 200 plastic offer the same outstanding feature detail and surface finish as parts built with the existing VisiJet® M100 material but are about 2 to 3 times stiffer and stronger, mimicking the general performance characteristics of high-volume thermoplastics such as polypropylene and ABS. While this new material is primarily intended for design communication and concept modeling applications, it is also suitable for pattern making and can be used for functional testing.

Other new products that we have announced in 2005 include:

•       A Lightyear™ 1.5 and Buildstation 5.5 software release and new PC Controller and electronics suite upgrade.   The extensive list of features in this new software includes support for the Windows® XP operating system, the ability to change recoat and part build parameters “on-the-fly,” the ability to delete parts during a build, and a high-fidelity slicer that can significantly improve the smoothness of parts. The enhanced capabilities of this software run more efficiently with the new PC Controller and electronics upgrade suite. The upgrade is intended for select SLA® systems produced since 1999. Earlier systems may require other upgrade packages also available for those systems.

•       Our ProCure™ system.   This is a stainless steel part-curing system for parts produced on certain of our SLA® systems that is offered as an accessory with those systems.

Three Months and Nine Months Ended September 30, 2005 Compared to the Respective 2004 Periods

Consolidated revenue

The principal factors affecting our consolidated revenue in the third quarter and first nine months of 2005 compared to the corresponding 2004 periods were changes in unit volume, the combined effect of changes in product mix and changes in average selling prices and, to a lesser extent for the third quarter, foreign currency translation. As used in this management’s discussion and analysis, the combined effect of changes in product mix and average selling prices relates to changes in revenue that are not able to be specifically related to changes in unit volume. Among these changes are changes in the product mix of our systems as the trend toward smaller, more economical systems that has affected our business for the past several years has continued and the influence of new products has grown.

Consolidated revenue increased in both the third quarter and first nine months of 2005 compared to the respective 2004 periods. For the third quarter of 2005, consolidated revenue increased 9.0% to $32.3 million from $29.7 million for the third quarter of 2004. Consolidated revenue for the first nine months of 2005 increased 9.7% to $95.5 million from $87.1 million for the first nine months of 2004.

Changes in revenue in the quarterly periods.   As shown in the table below, the $2.7 million increase in consolidated revenue for the third quarter of 2005 was primarily due to higher unit volume and the favorable combined effects of price and mix. Sales of new products and services introduced since the latter part of 2003 increased by 121% to $9.0 million in the third quarter of 2005. Foreign currency translation had a slight but not significant unfavorable impact on consolidated revenue for the 2005 quarter due to the weakening of foreign currencies compared to the U.S. dollar on a period-to-period basis.

The components of the $2.7 million increase in revenue as they relate to class of product and service for the third quarter of 2005 are also shown in the following table, together with the corresponding percentage of that change compared to the 2004 level of revenue for that product or service.

	Systems and Other Products		Materials		Services		Net Change in Consolidated Revenue
	(dollars in thousands)
Volume—Core products and services	$(2,982)	(27.3)%	$(490)	(5.5)%	$(862)	(8.7)%	$(4,334)	(14.6)%
Volume—New products	2,846	26.1	1,819	20.6	287	2.9	4,952	16.7
Price/mix	1,366	12.5	749	8.5	—	—	2,115	7.1
Foreign currency translation	8	0.1	(41)	(0.5)	(27)	(0.3)	(60)	(0.2)
Net change in consolidated revenue	$1,238	11.4%	$2,037	23.1%	$(602)	(6.1)%	$2,673	9.0%

As set forth in the foregoing table and the table on page 20:

•       Revenue from systems and other products increased by 11.4% to $12.1 million in the third quarter of 2005 from $10.9 million in the third quarter of 2004. Revenue from systems and other products was 37.6% and 36.7% of consolidated revenue for the third quarters of 2005 and 2004, respectively.

The increase in revenue from systems and other products was primarily due to the $1.4 million combined effect of price and mix. The $2.8 million of higher sales of new systems, which included sales of Sinterstation® Pro systems, were more than offset by lower sales of our older system models, continuing their declining trend.

•       Revenue from materials increased 23.1% to $10.9 million for the third quarter of 2005 from $8.8 million for the third quarter of 2004. Revenue from materials was 33.6% and 29.8% of consolidated revenue for the third quarters of 2005 and 2004, respectively.

The increase in revenue from materials was primarily due to a $1.8 million increase in unit sales of new products and to the $0.8 million favorable combined effect of price and mix, partially offset by a $0.5 million decline in core product unit volume.

•       Revenue from services decreased 6.1% to $9.3 million for the third quarter of 2005 from $9.9 million for the third quarter of 2004. Revenue from services represented 28.8% and 33.5% of consolidated revenue for the third quarter of 2005 and 2004, respectively.

The decrease in revenue from services was principally due to a $0.6 million net decrease in unit volume that occurred for the reasons discussed above. It is not practicable to calculate price and mix effects relating to service revenue.

Changes in revenue in the nine-month periods.   As shown in the following table, the $8.5 million increase in consolidated revenue for the first nine months of 2005 was primarily due to new product volume, the combined effect of price and mix and favorable foreign currency translation. Sales of new products and services introduced since the latter part of 2003 increased by 161% to $22.4 million in the first nine months of 2005 but were partly offset by $6.1 million of lower sales of our older products and services, continuing their downward trend. Foreign currency translation had a favorable $0.9 million impact on consolidated revenue for the first nine months of 2005 due to the strengthening of foreign currencies compared to the U.S. dollar on a period-to-period basis.

The components of this $8.5 million increase in revenue as they relate to class of product and service for the first nine months of 2005 are shown in the following table, together with the corresponding percentage of that change compared to the 2004 level of revenue for that product or service.

	Systems and Other Products		Materials		Services		Net Change in Consolidated Revenue
	(dollars in thousands)
Volume—Core products and services	$(2,389)	(7.8)%	$(1,300)	(4.9)%	$(2,383)	(7.9)%	$(6,072)	(7.0)%
Volume—New products	6,018	19.6	5,640	21.3	1,687	5.6	13,345	15.3
Price/mix	(503)	(1.6)	751	2.8	—	—	248	0.3
Foreign currency translation	285	0.9	334	1.3	326	1.1	945	1.1
Net change in consolidated revenue	$3,411	11.1%	$5,425	20.5%	$(370)	(1.2)%	$8,466	9.7%

As set forth in the foregoing table and the table on page 20:

•       Revenue from systems and other products increased 11.1% to $34.1 million in the first nine months of 2005 from $30.6 million in the first nine months of 2004. Revenue from systems and other products was 35.7% and 35.2% of consolidated revenue for the first nine months of 2005 and 2004, respectively.

The increase in revenue from systems and other products was primarily due to $6.0 million of unit volume increases from our newer systems and $0.3 million of favorable foreign currency translation effect, partially offset by a $2.4 million decline in core product unit volume and a $0.5 million decline attributable to the combined effect of price and mix.

•       Revenue from materials increased 20.5% to $31.9 million for the first nine months of 2005 from $26.4 million for the first nine months of 2004. Revenue from materials represented 33.3% and 30.4% of consolidated revenue for the first nine months of 2005 and 2004, respectively.

The increase in revenue from materials was primarily due to $5.6 million arising from higher unit sales of new products, the $0.8 million favorable combined effect of price and mix and a $0.3 million favorable effect of foreign currency translation, partially offset by a $1.3 million decline in core product unit volume.

•       Revenue from services decreased 1.2% to $29.6 million for the first nine months of 2005 from $30.0 million for the first nine months of 2004. Revenue from services represented 31.0% and 34.4% of consolidated revenue for the first nine months of 2005 and 2004, respectively.

The decrease in revenue from services was principally due to a net $0.7 million decline of in unit volume for the reasons discussed above, partially offset by a $0.3 million favorable effect of foreign currency translation.

Systems’ orders and sales tend to fluctuate on a quarterly basis as a result of a number of factors, including the types of systems ordered by customers, customer acceptance of new products, the timing of product shipments, global economic conditions and fluctuations in foreign exchange rates. Our systems are generally purchased by our customers as capital equipment items, and purchasing decisions may have a long lead-time. Due to the relatively high list price of certain systems, including our core systems, and the overall low unit volume of sales in any particular period, the acceleration or delay of shipments of a small number of systems from one period to another can significantly affect revenue reported for our systems’ sales for the period involved. The revenue reported for systems’ sales in any particular period is also affected by revenue recognition rules prescribed by generally accepted accounting principles.

Revenue by geographic area

The United States was the principal contributor to our higher level of revenue in the third quarter of 2005. European revenue increased modestly while Asia-Pacific revenue declined in the third quarter of 2005. Revenue increased in each geographic area in the first nine months of 2005. Revenue by geographic area in which we operate is shown in the following table:

	Three months ended September 30,				Nine months ended September 30,
	2005		2004		2005		2004
	(dollars in thousands)
U.S. operations	$14,895	46.1%	$11,677	39.4%	$44,206	46.3%	$37,772	43.4%
European operations	12,757	39.5	12,539	42.3	36,773	38.5	35,784	41.1
Asia-Pacific operations	4,672	14.4	5,435	18.3	14,546	15.2	13,503	15.5
Consolidated revenue	$32,324	100.0%	$29,651	100.0%	$95,525	100.0%	$87,059	100.0%

Changes in revenue in the quarterly periods.   The components of the $2.7 million increase in revenue as they relate to geographic region for the third quarter of 2005 are shown in the following table, together with the corresponding percentage of that change compared to the level of revenue for the corresponding period of 2004 for that geographic area.

On a consolidated basis, this $2.7 million increase resulted primarily from the $2.1 million favorable combined effect of price and mix from each geographic area and the $0.6 million increase in unit volume contributed by the U.S., partially offset by unit volume declines in Europe and the Asia-Pacific region and the modest but insignificant effect of foreign currency translation.

							Net Change in
							Consolidated
	U.S.		Europe		Asia-Pacific		Revenue
	(dollars in thousands)
Volume	$2,234	19.1%	$(804)	(6.4)%	$(812)	(14.9)%	$618	2.1%
Price/mix	984	8.4	1,054	8.4	77	1.4	2,115	7.1
Foreign currency translation	—	—	(32)	(0.3)	(28)	(0.5)	(60)	(0.2)
Net change in consolidated revenue	$3,218	27.5%	$218	1.7%	$(763)	(14.0)%	$2,673	9.0%

As set forth in the foregoing tables:

•       Revenue from U.S. operations increased by 27.5% to $14.9 million for the third quarter of 2005 from $11.7 million for the third quarter of 2004. This growth was primarily due to higher unit volume as we continued to realize the benefits of the 2004 restructuring of our U.S. sales organization. Revenue from U.S. operations was 46.1% and 39.4% of consolidated revenue for the third quarters of 2005 and 2004, respectively.

•       Revenue from operations outside the U.S. decreased by 3.0% to $17.4 million in the third quarter of 2005 from $18.0 million in the 2004 quarter and decreased to 53.9% of consolidated revenue for the third quarter of 2005 from 60.6% of consolidated revenue for the third quarter of 2004, reflecting the effect of the higher growth in revenue in the U.S. and the difficult economic conditions in Europe. Excluding the modest unfavorable effect of foreign currency translation, revenue from operations outside the U.S. would have been 54.0% of consolidated revenue for the third quarter of 2005. Excluding the $0.1 million unfavorable effect of foreign currency translation, revenue from operations outside the U.S. would have decreased 2.6% for the third quarter of 2005 compared to the third quarter of 2004.

•       Revenue from European operations increased by $0.2 million or 1.7% to $12.8 million for the third quarter of 2005 from $12.5 million for the third quarter of 2004. This increase arose from the combined effect of price and mix partially offset by lower unit volume. European revenue benefited from stronger sales of certain materials. European revenue was 39.5% and 42.3% of consolidated revenue for the third quarters of 2005 and 2004, respectively.

•       Revenue from Asia-Pacific operations decreased 14.0% to $4.7 million for the third quarter from $5.4 million for the third quarter of 2004. This decrease resulted primarily from lower unit volume, partially offset by the combined effect of price and mix. The lower level of sales in the Asia-Pacific region in the third quarter of 2005 was due primarily to lower systems’ sales compared to the third quarter of 2004. Asia-Pacific revenue represented 14.4% and 18.3% of consolidated revenue for the third quarters of 2005 and 2004, respectively.

Changes in revenue in the nine-month periods.   The components of the $8.5 million increase in revenue as they relate to geographic region for the first nine months of 2005 are shown in the following table, together with the corresponding percentage of that change compared to the level of revenue for the corresponding period of 2004 for that geographic area.

On a consolidated basis, this $8.5 million increase resulted from $7.2 million of higher unit volume contributed by each geographic area, $0.9 million due to the favorable effect of foreign currency translation, derived primarily from Europe, and $0.2 million due to the favorable combined effect of price and mix.

							Net Change in
							Consolidated
	U.S.		Europe		Asia-Pacific		Revenue
	(dollars in thousands)
Volume	$6,338	16.8%	$92	0.3%	$843	6.2%	$7,273	8.3%
Price/mix	96	0.2	39	0.1	124	0.9	259	0.3
Foreign currency translation	—	—	858	2.4	76	0.6	934	1.1
Net change in consolidated revenue	$6,434	17.0%	$989	2.8%	$1,043	7.7%	$8,466	9.7%

As set forth in the foregoing tables:

•       Revenue from U.S. operations increased by $6.4 million or 17.0% to $44.2 million for the first nine months of 2005 from $37.8 million for the first nine months of 2004. The growth in revenue from U.S. operations was primarily due to higher unit volume, as we realized the benefits of the 2004 restructuring of the U.S. sales organization, aided to a minor extent by the combined effect of price and mix. Revenue from U.S. operations represented 46.3% and 43.4% of consolidated revenue for the first nine months of 2005 and 2004, respectively.

•       Revenue from operations outside the U.S. increased by $2.0 million or 4.1% to $51.3 million for in the first nine months of 2005 from $49.3 million for the first nine months of 2004 but decreased to 53.7% of consolidated revenue for the first nine months of 2005 from 56.6% of consolidated revenue for the first nine months of 2004, reflecting the effect of the higher growth in revenue in the U.S. Excluding the favorable effect of foreign currency translation, revenue from operations outside the U.S. would have been 53.3% of consolidated revenue for the first nine months of 2005. Excluding the $0.9 million favorable effect of foreign currency translation, revenue from operations outside the U.S. would have increased 2.2% for the first nine months of 2005 compared to the first nine months of 2004.

•       Revenue from European operations increased by $1.0 million or 2.8% to $36.8 million for the first nine months of 2005 from $35.8 million for the first nine months of 2004. This increase was due primarily to the favorable effect of foreign currency translation and, to a lesser extent, by modest volume increases and the favorable combined effect of price and mix. European revenue represented 38.5% and 41.1% of consolidated revenue for the first nine months of 2005 and 2004, respectively.

•       Revenue from Asia-Pacific operations increased by $1.0 million or 7.7% to $14.5 million for the first nine months of 2005 from $13.5 million for the first nine months of 2004. This increase in revenue resulted primarily from higher unit volume, the favorable combined effect of price and mix and, to a lesser extent, the favorable effect of foreign currency translation. Asia-Pacific revenue represented 15.2% and 15.5% of consolidated revenue for the first nine months of 2005 and 2004, respectively.

Costs and margins

Gross profit increased in both the third quarter and the first nine months of 2005 compared to the respective 2004 periods. However, gross profit margin declined by 1.5 percentage points in the third quarter compared to the third quarter of 2004 and 0.1 percentage points in the first nine months of 2005 compared to the 2004 period due to cost increases associated with our service activities in each period.

Third Quarter Comparison   For the third quarter of 2005, Cost of sales increased 12.0%, 3.0 percentage points in excess of the percentage increase in third quarter revenue, to $17.5 million from $15.6 million for the 2004 quarter, representing 54.0% and 52.6% of consolidated revenue for the respective periods. Foreign currency transaction items had a $0.1 million unfavorable effect on cost of sales compared with the 2004 quarter. Gross profit increased to $14.9 million from $14.1 million representing 46.0% and 47.4% of total revenue for the 2005 and 2004 third quarters respectively.

Product cost of sales continued to benefit from our outsourcing activities during the third quarter and first nine months of 2005. Our gross profit margin on products increased to 52.6% in the third quarter of 2005 from 50.2% for the third quarter of 2004.

However, gross profit margin on services decreased to 29.6% of consolidated service revenue for the third quarter of 2005 from 41.8% of consolidated service revenue for the third quarter of 2004. Factors that affected service cost of sales for the third quarter included lower service revenue that occurred for the reasons discussed above, increased spending for our training and field service activities associated with the significant number of new product introductions, a special compensation-related charge and higher warranty costs compared to the corresponding 2004 period.

Nine-Month Comparison   For the first nine months of 2005, cost of sales increased 9.6% to $53.3 million from $48.7 million for the 2004 nine-month period, representing 55.8% and 55.9% of consolidated revenue for the respective periods. Foreign currency transaction items had a $0.9 million unfavorable effect on cost of goods compared with the first nine months of 2004. Gross profit increased to $42.2 million or 44.2% of total revenue for the first nine months of 2005 from $38.4 million or 44.1% of total revenue for the 2004 period.

Product cost of sales for the first nine months increased as a result of higher product revenue, the unfavorable effect of foreign currency transaction items, higher costs associated with 3-D printers, partially offset by the benefit of our outsourcing activities. Gross profit margin for products increased to 49.3% from 47.4% for the first nine months of 2004 due to the relative cost improvements discussed above on our increasing revenue base.

Service cost of sales for the first nine months increased as a result of the factors described above. As a result of these costs and lower revenue, gross profit margin on services decreased to 32.9% of consolidated service revenue for the first nine months of 2005 from 37.9% of consolidated service revenue for the first nine months of 2004.

Selling, general and administrative expenses

Selling, general and administrative expenses increased during the third quarter of 2005 but decreased in the first nine months of 2005 compared to the respective 2004 period.

For the third quarter of 2005, selling, general and administrative expenses increased 13.3% to $9.9 million or 30.7% of total revenue from $8.8 million or 29.5% of total revenue in the third quarter of 2004. Foreign currency translation did not affect these expenses in the third quarter of 2005. The $1.2 million increase in the third quarter of 2005 arose predominantly from (a) the absence in the 2005 period of a $1.0 million benefit that we recognized in the 2004 period of reductions in accruals for bad-debt allowances, healthcare costs and environmental reserves and (b) a $0.6 million increase in administrative, sales and marketing compensation, partially offset by a $0.5 million reduction of legal fees.

For the first nine months of 2005, selling, general and administrative expenses declined 1.3% to $28.5 million or 29.8% of total revenue from $28.9 million or 33.2% of total revenue for the first nine months of 2004. Foreign currency translation had an unfavorable $0.3 million effect on these expenses in the nine-month period. The $0.4 million decrease in these expenses in the first nine months of 2005 arose predominantly from (a) the absence in the 2005 period of a $1.0 million benefit in the 2004 period of reductions that we recognized in 2004 in accruals for healthcare costs and environmental reserves, (b) a $1.0 million increase in administrative, sales and marketing compensation, and (c) a $0.6 million increase in accounting fees, predominantly related to Sarbanes-Oxley costs early in 2005, that were more than offset by a $3.2 million reduction of legal fees.

Research and development expenses

Research and development expenses rose 31.2% to $3.4 million in the third quarter of 2005 from $2.6 million in the third quarter of 2004. For the nine-month period, such expenses rose 13.6% to $8.8 million in 2005 from $7.8 million in 2004. In both periods, these costs related to activity with selected projects and R&D costs associated with new products. We anticipate that research and development expenses will be in the range of 7.5% to 8.5% of consolidated revenue for the full 2005 year.

Severance and restructuring

We incurred nominal severance and restructuring costs during the third quarter and first nine months of 2005. During the first nine months of 2004, we increased our restructuring reserve by $0.1 million for leased buildings that we vacated during our restructuring activities in 2002 and had expected to sub-lease to third parties.

Income from operations

Income from operations for the third quarter of 2005 declined to $1.5 million or 4.5% of total revenue from $2.3 million or 7.8% of total revenue for the third quarter of 2004 as our higher selling, general and administrative expenses in the quarter more than offset the effect of our higher quarterly revenue and gross profit.

However, for the first nine months of 2005, our income from operations increased fourfold in the first nine months of 2005 compared to the 2004 period as a result of our higher revenue, higher gross profit and relatively lower operating expenses.

For the first nine months of 2005, our income from operations was $4.8 million or 5.1% of total revenue, compared to $1.2 million in the 2004 period. We have reported an operating profit in each quarter since the second quarter of 2004.

On a geographic basis, changes in income from operations in the three-month and nine-month periods ended September 30, 2005 compared to the 2004 periods related primarily to intercompany planning initiatives that we adopted in 2004 and, for the nine-month period, to improvements in our U.S. operations.

Interest and other expense, net

Interest and other expense, net, which consists primarily of interest expense, decreased to $0.2 million for the third quarter of 2005 from $0.4 million in the third quarter of 2004. For the nine-month periods, these expenses decreased to $0.7 million for the first nine months of 2005 from $1.4 million in the first nine months of 2004.

These decreases were due primarily to the absence in the 2005 periods of interest on our 7% convertible subordinated debentures, all of which were converted into Common Stock as of December 31, 2004, higher levels of cash and cash equivalents and higher interest rates for invested funds in the 2005 periods compared to the 2004 periods.

Provision for income taxes

The $0.1 million and $0.4 million provisions for income taxes for the third quarter and first nine months of 2005 and the $0.2 million benefit and $0.8 million provision for income taxes for the corresponding 2004 periods primarily reflect the expense for (or benefit of) income taxes arising from foreign operations for each period and, for the 2005 periods, a provision for alternative minimum taxes in the U.S. The reduction in the tax provision in the 2005 nine-month period resulted primarily from the effect of tax-planning initiatives implemented in 2004.

Net income (loss)

Our net income declined to $1.2 million for the third quarter of 2005 compared to $2.1 million for the third quarter of 2004 reflecting our lower income from operations in the third quarter of 2005 and the other factors discussed above.

Third-Quarter Periods.   Net income available to common stockholders for the third quarter of 2005 was $0.7 million after deducting accrued dividends and accretion of preferred stock issuance costs with respect to our Series B Convertible Preferred Stock from net income. On a per share basis, we recorded $0.05 of basic and diluted income per share available to the common stockholders for the third quarter of 2005. The dilutive effect of outstanding stock options was included in the calculation of dilutive income per share available to common stockholders for the 2005 quarter. However, the dilutive effects of our outstanding convertible subordinated debentures and Series B Convertible Preferred Stock were excluded from the per share calculations for both the third quarter and the first nine months of 2005 as they would have been anti-dilutive.

This compared to $1.7 million or $0.13 per share basic and $0.12 per share diluted of net income available to common stockholders for the third quarter of 2004. The dilutive effects of our outstanding stock options were included for the 2004 third-quarter, but the convertible subordinated debentures and Series B Convertible Preferred Stock then outstanding were excluded from the 2004 period as they would have been anti-dilutive.

The principal reasons for the decline in our net income available to common stockholders in the third quarter of 2005 were:

•       our lower level of income from operations; and

•       an increase in our provision for income taxes;

partially offset by

•       the decrease in interest expense.

Nine-Month Periods.   For the first nine months of 2005, we recorded $3.7 million of net income, reversing a $0.9 million net loss for the first nine months of 2004. We reported net income for the year ended December 31, 2004 and have reported net income in each quarter since the third quarter of 2004.

Net income available to common stockholders for the first nine months of 2005 was $2.4 million after deducting accrued dividends and accretion of preferred stock issuance costs with respect to our Series B Convertible Preferred Stock. On a per share basis, we recorded $0.16 of basic income per share available to the common stockholders in the first nine months of 2005. After taking into account the dilutive effect of outstanding stock options, diluted income per share available to the common stockholders was $0.15 in the 2005 period.

Net loss available to common stockholders for the first nine months of 2004 was $2.0 million, or $0.16 per share of common stock (basic and diluted), after deducting dividends and accretion of preferred stock issuance costs accrued with respect to our Series B Convertible Preferred Stock. The dilutive effects of our outstanding stock options for the 2004 period, and of the convertible subordinated debentures and Series B Convertible Preferred Stock then outstanding, were excluded from the 2004 period as they would have been anti-dilutive.

The principal reasons for the improvement in our net income available to common stockholders in the first nine months of 2005 were:

•       the higher level of income from operations;

•       the decrease in interest expense; and

•       a decrease in our provision for income taxes;

partially offset by

•       an increase in each period in dividends and accretion with respect to our Series B Convertible Preferred Stock.

We expect preferred stock dividends to remain at their current level as long as those shares remain outstanding.

Liquidity and Capital Resources

Our principal sources of liquidity during the first nine months of 2005 were our $3.7 million of net income and $8.0 million of net proceeds from the exercise of stock options and other equity awards.

Cash flow

The following table summarizes the cash provided by or used in operating activities, investing activities and financing activities, as well as the effect of changes in foreign exchange rates on cash, for the first nine months of 2005 and 2004:

	Nine months ended September 30,
	2005	2004
	(dollars in thousands)
Cash used in operating activities	$(4,010)	$(3,924)
Cash used in investing activities	(2,914)	(694)
Cash provided by financing activities	6,223	708
Effect of exchange rate changes on cash	416	(190)
Net decrease in cash and cash equivalents	$(285)	$(4,100)

Cash flow from operations

Our operations used $4.0 million of net cash in the first nine months of 2005. This included our $3.7 million of net income that was more than offset by the $7.7 million combined net effect of non-cash items, including depreciation and amortization, and changes in operating assets and operating liabilities in the ordinary course of business. Such non-cash items and changes in operating assets and operating liabilities included a net reduction in cash resulting from:

•       a $5.9 million increase in inventories, net;

•       a $4.5 million increase in prepaid expenses and other current assets;

•       a $2.6 million decrease in accrued liabilities;

•       a $1.1 million decrease in deferred revenue;

•       a $0.9 increase in accounts receivable; and

•       a $0.5 million net decrease arising from other operating accounts;

partially offset by

•       $5.4 million of non-cash items, primarily comprised of depreciation and amortization and stock compensation expense;

•       a $1.2 million increase in customer deposits;

•       a $1.0 million increase in accounts payable, net; and

•       a $0.2 million change in other operating accounts.

Net cash used in operating activities in the first nine months of 2004 was $3.9 million, which resulted from our $0.9 million net loss in that period and $3.0 million of changes in operating assets and liabilities that partially offset non-cash expenses that arose in the ordinary course of business.

Apart from the decrease in accrued liabilities discussed below, the remaining decrease in accrued liabilities was primarily the result of scheduled payments during the first nine months of 2005 for royalty obligations due annually, payments to former 3D Systems S.A. stockholders, taxes payable, professional fees, interest payments and a reduction in accruals for bonuses and commissions.

With respect to the 2005 period, substantially all of the increase in prepaid expenses and other current assets and $0.4 million of the decrease in accrued liabilities arose from the accounting for inventory and our non-contractual purchase obligations related to the equipment assembly and refurbishment activities that we outsourced to third parties beginning in the third quarter of 2004. See Note 3 to the Condensed Consolidated Financial Statements. Prepaid expenses and other current assets in the 2005 period included $5.4 million in progress payments made to equipment assemblers related to systems ordered from the assemblers based upon forecasted sales and $1.3 million of non-trade receivables that we recorded in connection with these equipment assembly activities. The increase in progress payments during 2005 primarily reflects the ramp-up in production for our newly introduced Sinterstation® Pro SLS® system. We expect to continue to make additional progress payments to equipment assemblers that may vary from period-to-period depending upon the forecasted demand for our products, and we expect that our operating cash flow will continue to reflect the impact of these progress payments through the end of 2006.

Components of inventories were as follows:

	September 30, 2005	December 31, 2004
	(dollars in thousands)
Raw materials	$2,125	$3,522
Inventory held by assemblers	392	812
Work in process	84	492
Finished goods	10,816	4,686
	$13,417	$9,512

The $3.9 million increase in inventory shown in the table above and on the condensed consolidated balance sheets is the result of the cash-flow-related $5.9 million increase in net inventory set forth on the condensed consolidated statements of cash flows net of (i) a net $1.5 million non-cash decrease resulting from inventory transferred to property and equipment and (ii) a negative $0.5 million effect arising from foreign currency translation. As noted above, the increase in inventories was due to higher levels of finished goods at September 30, 2005.

The $0.6 million decrease in accounts receivable shown on the condensed consolidated balance sheets reflects (i) the $0.9 million net increase set forth on the condensed consolidated statements of cash flows that resulted primarily from new receivables generated in the ordinary course of business in excess of collections and (ii) a $1.4 million decrease arising from foreign currency translation.

The changes in the first nine months of 2005 from the items of working capital not discussed above arose in the ordinary course of business. Differences not discussed above between the amounts of working-capital item changes in the cash flow statement and the amounts of balance-sheet changes for those items discussed in Working Capital below are primarily the result of foreign exchange translation adjustments.

Cash used for investing activities

Net cash used for investing activities in the first nine months of 2005 increased to $2.9 million compared to $0.7 million in the first nine months of 2004. In each period, the principal uses of cash for investment purposes were for additions to property and equipment, patent and license rights and software development costs.

Capital expenditures increased to $1.9 million in the first nine months of 2005 compared to $0.3 million in the first nine months of 2004, largely reflecting costs of acquiring and implementing our new enterprise-wide software system and computer hardware upgrades. We expect our capital expenditures in 2005 to be in the $3 million to $4 million range, primarily reflecting these investments in information technology systems and hardware. This estimate does not give effect to any capital expenditures that we may incur in the fourth quarter of 2005 with respect to our planned headquarters relocation.

Cash provided by financing activities

Net cash provided by financing activities in the first nine months of 2005 was $6.2 million. Such cash was provided primarily by $8.0 million of proceeds from stock option exercises and other equity awards partially offset by $0.2 million of scheduled payments of principal on our outstanding industrial development bonds, $0.8 million of preferred stock dividends, $0.6 million in payments to former 3D Systems S.A. stockholders and $0.2 million in stock registration costs.

Net cash provided by financing activities in the first nine months of 2004 was $0.7 million, which primarily resulted from $3.0 million of proceeds from the exercise of stock options, partially offset by $0.2 million of scheduled payments of principal on our outstanding industrial development bonds, $0.6 million of preferred stock dividends, $0.6 million in payments to former 3D Systems S.A. stockholders, $0.4 million in payments for liquidated damages and $0.4 million of Common Stock registration costs.

Working capital

Our net working capital increased to $39.1 million at September 30, 2005 from $28.3 million at December 31, 2004. The $10.8 million increase in the 2005 period was primarily the result of:

•       a $4.7 million increase in prepaid expenses and other current assets, which occurred for the reasons discussed above;

•       a $3.9 million increase in inventories, net;

•       a $3.5 million reduction in accrued liabilities as discussed above;

•       a $1.8 million decrease in deferred revenue;

•       a $0.9 million decrease in accounts payable;

•       a $0.3 million decrease in cash and cash equivalents; and

that more than offset

•       a $0.6 million decrease in accounts receivable, net due primarily to the reasons discussed above and a reduction in the allowance for doubtful accounts at September 30, 2005.

Liquidity

As discussed above, our principal sources of liquidity for the first nine months of 2005 were our $3.7 million of net income and net proceeds from equity awards, primarily stock options. As noted above, our unrestricted cash and cash equivalents decreased by $0.3 million to $26.0 million at September 30, 2005 from $26.3 million at December 31, 2004, reflecting the net cash flows discussed above.

Outstanding debt

Our outstanding debt at September 30, 2005 and December 31, 2004 was as follows:

	September 30, 2005	December 31, 2004
	(dollars in thousands)
Current portion of long-term debt:
Industrial development bonds	$200	$180
Long-term debt, less current portion:
Industrial development bonds	$3,545	$3,745
6% convertible subordinated debentures	22,604	22,704
Total long-term debt, less current portion	$26,149	$26,449

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

The facility, as amended, imposes certain limitations on our activities, including limitations on the incurrence of debt and other liens, limitations on the disposition of assets, limitations on the making of certain investments and limitations on the payment of dividends on our Common Stock. The facility also requires us to maintain (a) a quick ratio (as defined) of at least 1.00 to 1.00 as of June 30, 2005 and at the end of each calendar quarter thereafter, (b) a ratio of total liabilities less subordinated debt to tangible net worth (as each such term is defined) of not more than (i) 2.50 to 1.00 as of June 30, 2005 and September 30, 2005 and (ii) 2.00 to 1.00 as of December 31, 2005 and at the end of each calendar quarter thereafter, and (c) on a trailing four-quarter basis, EBITDA (as defined) in an amount not less than $13 million for the period ended June 30, 2005, not less than $15 million for the period ending

September 30, 2005 and not less than $18 million for each period ending on or after December 31, 2005. We were in compliance with these requirements at September 30, 2005.

At September 30, 2005, we had $2.8 million of foreign exchange forward contracts outstanding with Silicon Valley Bank. No borrowings or letters of credit were outstanding under this facility at September 30, 2005, and we do not currently expect to borrow under this credit facility due to our current cash position and our currently anticipated future cash flow. However, we expect this credit facility to provide us with additional liquidity as we grow and that the credit facility will allow us to better manage our foreign exchange exposure.

Industrial development bonds

Our Colorado facility was financed by industrial development bonds in the original aggregate principal amount of $4.9 million. At September 30, 2005, the outstanding principal amount of these bonds was $3.7 million. Interest on the bonds accrues at a variable rate of interest and is payable monthly. The interest rate at September 30, 2005 was 2.6%. Principal payments are due in semi-annual installments through August 2016. We have made all required payments of principal and interest on these bonds. In connection with our announced plans to move our corporate headquarters and to close the Grand Junction facility, we are evaluating whether to redeem these bonds, as we are permitted to do, or to seek the approval of the trustee of these bonds to permit a purchaser of the Grand Junction facility to assume the obligation to pay these bonds as permitted by the Indenture under which the bonds were issued.

The bonds are collateralized by, among other things, a first mortgage on the facility, a security interest in certain equipment and an irrevocable letter of credit issued by Wells Fargo Bank, N.A. pursuant to the terms of a reimbursement agreement between us and Wells Fargo. This letter of credit is in turn collateralized by $1.2 million of restricted cash that Wells Fargo holds.

The reimbursement agreement contains financial covenants that require, among other things, that we maintain a minimum tangible net worth (as defined in the reimbursement agreement) of $23.0 million plus 50% of net income from July 1, 2001 forward and a fixed-charge coverage ratio (as defined in the reimbursement agreement) of no less than 1.25. As of September 30, 2005 and December 31, 2004, we were in compliance with the fixed-charge coverage ratio and the minimum tangible net worth covenant under this reimbursement agreement.

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

Derivative financial instruments

We and our subsidiaries conduct business in various countries using both our functional currencies and other currencies to effect cross-border transactions. As a result, we and our subsidiaries are subject to the risk that fluctuations in foreign exchange rates between the dates that those transactions are entered into and their respective settlement dates will result in a foreign exchange gain or loss. When practicable, we endeavor to match assets and liabilities in the same currency on our balance sheet and those of our subsidiaries in order to reduce these risks. We also, when we consider it to be appropriate, enter into foreign currency contracts to hedge exposures arising from those transactions. At September 30, 2005, these contracts included both the purchase and sale of currencies other than the U.S. dollar. The purchase contracts related primarily to the procurement of inventory from a third party denominated in Swiss francs. The foreign currency sales contracts were denominated in Japanese yen and in euros and were entered into to hedge a portion of certain intercompany purchase obligations of the Company’s subsidiaries.

We have also entered into a range-forward arrangement with a large creditworthy financial institution to hedge certain other currency-rate exposures in Japanese yen. This arrangement establishes a collar around a range of rates between 106.0 and 113.5 yen to U.S. dollar to hedge 95 million (approximate range of $0.9 million to $0.8 million) of intercompany payments from our Japanese subsidiary. Both the put and call options entered into under this hedge arrangement are for the same amount and maturity date.

The dollar equivalent of the forward currency foward contracts and related fair values as of September 30, 2005 were as follows:

	Foreign Currency Purchase Contracts	Foreign Currency Sales Contracts
	(dollars in thousands)
Notional amount	$1,634	$5,860
Fair value	1,590	5,770
Net (gain) loss	$44	$(90)

In addition to the above, the range-forward contract at September 30, 2005, reflected a slight unrealized gain. The net fair value of all of the above contracts at September 30, 2005 substantially offset the value of the underlying obligations due to currency fluctuations.

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

Stockholders’ equity

Stockholders’ equity increased 19.1% to $63.2 million at September 30, 2005 from $53.1 million at December 31, 2004. This increase resulted from our $3.7 million of net income and a $10.5 million increase in Common Stock and additional paid-in capital arising primarily from net proceeds from the exercise of stock options and the value of restricted stock granted during the nine-month period partially offset by:

•       a $1.6 million net increase in deferred compensation arising from restricted stock awards;

•       $1.3 million of accrued dividends and accretion of preferred stock issuance costs relating to the Series B Convertible Preferred Stock; and

•       a $1.1 million cumulative translation adjustment.

Critical Accounting Policies and Significant Estimates

For a discussion of our critical accounting policies and estimates, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2004.

Forward-Looking Statements

Certain statements made in this Quarterly Report on Form 10-Q that are not statements of historical or current facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from historical results or from any future results expressed or implied by such forward-looking statements. In addition to statements which explicitly describe such risks and uncertainties, readers are urged to consider statements in the future tenses or that include the terms “believes,” “belief,” “expects,” “intends,” “anticipates” or “plans” to be uncertain and forward-looking. Forward-looking statements may include comments as to our beliefs and expectations as to future events and trends affecting its business. Forward-looking statements are based upon management’s current expectations concerning future events and trends and are necessarily subject to uncertainties, many of which are outside the control of the company. The factors stated under the heading “Forward-Looking Statements” and “Cautionary Statements and Risk Factors” in management’s discussion and analysis of results of operations and financial condition, which appear in the company’s periodic filings with the Securities and Exchange Commission, including our Annual Reports on Form 10-K and our Quarterly Reports on Form 10-Q, as well as other factors, could cause actual results to differ materially from those reflected or predicted in forward-looking statements.

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

•       our ability to complete a successful transition of our remaining supply chain and equipment refurbishment activities to our third-party equipment assemblers and the ability of those third parties to perform their assembly, refurbishment and supply chain activities in a satisfactory manner;

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

•       our success in entering new marketplaces and acquiring and integrating new businesses;

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

•       our ability to successfully implement our new information technology system timely, cost effectively and with minimal disruption to our customers, vendors and internal operations;

•       our ability to forecast our sales of systems and to manage our inventory efficiently;

•       changes in our relationships with customers and suppliers;

•       acts and effects of war or terrorism; and

•       changes in domestic or foreign laws, rules or regulations, or governmental or agency actions’;

•       our ability to move our corporate headquarters and principal R&D facilities, to close our Grand Junction, Colorado and Valencia, California facilities and to move their respective operations in accordance with our financial and business expectations successfully with no disruption to our customers, suppliers and operations.

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

Item 3.                        Quantitative and Qualitative Disclosures About Market Risk

For a discussion of market risks at December 31, 2004, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2004. During the first nine months of 2005, there were no material changes or developments that would materially alter the market risk assessment performed as of December 31, 2004, except as discussed in this Item 3.

We and our subsidiaries conduct business in various countries using both our functional currencies and other currencies to effect cross-border transactions. As a result, we and our subsidiaries are subject to the risk that fluctuations in foreign exchange rates between the dates that those transactions are entered into and their respective settlement dates will result in a foreign exchange gain or loss. When practicable, we endeavor to match assets and liabilities in the same currency on our balance sheet and those of our subsidiaries in order to reduce these risks. We also, when we consider it to be appropriate, enter into foreign currency contracts to hedge exposures arising from those transactions. At September 30, 2005, these contracts included both the purchase and sale of currencies other than the U.S. dollar. The purchase contracts related primarily to the procurement of inventory from a third party denominated in Swiss francs. The foreign currency sales contracts were denominated in Japanese yen and in euros and were entered into to hedge a portion of certain intercompany purchase obligations of our subsidiaries.

We have also entered into a range-forward arrangement with a large creditworthy financial institution to hedge certain other currency-rate exposures in Japanese yen. This arrangement establishes a collar around a range of rates between 106.0 and 113 yen to U.S. dollar that will be used to hedge 95 million yen (approximate range of $0.9 million to $0.8 million) of intercompany payments from our Japanese subsidiary. Both the put and call options entered into under this hedge arrangement are for the same amount and maturity date.

The dollar equivalent of the foreign currency forward contracts and related fair values as of September 30, 2005 were as follows:

	Foreign Currency Purchase Contracts	Foreign Currency Sales Contracts
	(dollars in thousands)
Notional amount	$1,634	$5,860
Fair value	1,590	5,770
Net (gain) loss	$44	$(90)

In addition to the above, the range-forward contract at September 30, 2005, reflected a slight unrealized gain. The net fair value of all of the above contracts at September 30, 2005 substantially offset the value of the underlying obligations due to currency fluctuations.

Item 4.                        Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 and Rule 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information that we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. No change in our internal control over financial reporting occurred during the period covered by this report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.                        Legal Proceedings

We are involved in the pending legal actions and investigations that are summarized below:

3D Systems, Inc. v. Objet Geometries Ltd. and Stratasys, Inc. and Objet Geometries Ltd. and Stratasys, Inc. v. 3D Systems, Inc.

As described in our Quarterly Report on Form 10-Q for the period ended June 30, 2005, on October 27, 2004, 3D Systems, Inc., a wholly owned subsidiary of the Company (“3D California”), filed an action (the “New Jersey Action”) in the United States District Court in New Jersey (Case No. 04-5261) alleging, among other things, that the manufacture and sale by Objet Geometries Ltd. of Israel (“Objet”) and its North American distributor Stratasys, Inc. (“Stratasys”) of Objet’s Eden printer products infringed certain patents owned or licensed by 3D California, and on January 21, 2005 Objet and Stratasys filed a complaint in the United States District Court in Minnesota (the “Minnesota Action”) against 3D California alleging infringement by the Company’s InVision™ printer of three U.S. patents alleged to have been purchased by Objet from Cubital Ltd. of Israel.

On August 15, 2005, the Company and Objet entered into a Cross-License Agreement for the purpose of settling this litigation. As a result, the New Jersey Action and the Minnesota Action were dismissed with prejudice. We do not expect this settlement to be material to us.

Koninklijke DSM N.V. v. 3D Systems GmbH

On October 27, 2004, Koninklijke DSM N.V. (“DSM”) filed a petition in the District Court of Frankfurt, Germany (Case No. 2 06 O 426/04) against our German subsidiary, 3D Systems GmbH (“3D Germany”), seeking a preliminary injunction against its sale in Germany of our Bluestone™ stereo lithography resin on the alleged basis that this product infringes German Patent No. DE 69713558 alleged to be jointly owned by DSM, Japan Synthetic Rubber Co. Ltd. (“JSR”), and Japan Fine Coatings Co. Ltd. (“JFC”). On November 25, 2004, 3D Germany filed an action against DSM, JSR and JFC in the Federal Patent Court in Munich, Germany (Case No. 4 Ni 58/04) in which it seeks a judgment of that Court that would invalidate this patent. The Court has set a November 8, 2005 hearing date for this action. On December 13, 2004, DSM withdrew the foregoing petition for a preliminary injunction, but subsequently served on 3D Germany a complaint that was originally filed on November 2, 2004 in the Frankfurt, Germany District Court (Case No. 2-06 0442/04) alleging claims of infringement based on the same patent. Such complaint sought injunctive relief preventing the distribution of Bluestone™ resin in Germany and an accounting for sales of that product in Germany. 3D Germany filed a reply to DSM’s complaint in which, among other things, it requested dismissal of the complaint and assessment of its costs against DSM. 3D Germany also asserted various defenses, including that the Bluestone™ material does not infringe any valid claim of the patent and that the asserted claims of the patent are invalid. The Court held a hearing on DSM’s claims of infringement on May 11, 2005, and on August 8, 2005, the Court issued an opinion ruling in favor of DSM on its claims of infringement, and DSM subsequently enforced an injunction issued by the Court on 3D Germany that prohibits its sale of Bluestone™ resin in Germany and required an accounting for profits on prior sales of that product in Germany. We have appealed such ruling and have complied with such injunction. While it is not practicable to predict the ultimate outcome of this litigation, we do not expect that an unfavorable outcome would be material to our results of operations or financial condition.

DOJ investigation

On May 6, 2003, we received a subpoena from the U.S. Department of Justice to provide certain documents to a grand jury investigating antitrust and related issues within our industry. We understand that the issues being investigated include issues involving the consent decree that we entered into and that was filed on August 16, 2001 with respect to our acquisition of DTM Corporation and the requirement of that consent decree that we issue a broad intellectual property license with respect to certain patents and copyrights to another entity already manufacturing rapid prototyping industrial equipment. We complied with the requirement of that consent decree for the grant of that license in 2002. In connection with that investigation, the grand jury has taken testimony from various individuals, including certain of our current and former employees and executives. We were advised that we are not a target of the grand jury investigation, and we have not been informed that this status has changed. We have furnished documents required by the subpoena and are otherwise complying with the subpoena.

Other matters

We are also involved in various other legal matters incidental to our business. Our management believes, after consulting with counsel, that the disposition of these other legal matters will not have a material effect on our consolidated results of operations or consolidated financial position.

Item 5.                        Other Information.

On November 3, 2005, we announced a plan to move our corporate headquarters, our principal R&D activities and all other key corporate support functions into a new facility that we plan to construct and lease in Rock Hill, South Carolina. We intend to establish an initial base of operations in Rock Hill and commence local operations there by the end of 2005, and we expect to complete our move to the new Rock Hill facility by September 30, 2006. This facility is to be constructed according to our specifications, and we expect to lease it under a 15-year operating lease.

As part of this move, we plan to close our current headquarters and R&D facility in Valencia, California and our facility in Grand Junction, Colorado. However, we plan to maintain an Advanced Research facility in Valencia, California to focus on developing future technologies for next-generation products.

We decided to move to the greater Charlotte, North Carolina area after an extensive and thorough review of a number of locations and after considering a variety of key operating and strategic factors, including meeting our growth and expansion requirements within a business-friendly environment, achieving sustained operating-cost reductions in a competitive region of the country, improving employee development and recruitment costs and employee retention by becoming an employer of choice in the Charlotte region, and locating in closer proximity to our customers, partners and suppliers.

We believe that our presence in the greater Charlotte metropolitan area will afford us the opportunity to attract and retain top talent needed for future growth. In addition to other significant operational and strategic improvements, we project that we should realize facilities’ and operating-cost savings in excess of $2.5 million per year beginning in 2007, the first full year of planned operations in the Charlotte area. We also believe that South Carolina will provide a favorable business climate, significant investment and tax benefits and a sustained lower cost of doing business. We believe these savings should provide a substantial return on the anticipated investment in up-front moving and other costs and we expect them to translate into long-term improvements in profitability.

We estimate that the total pretax expense of completing this relocation and consolidation should be in the range of $8.3 million to $10.0 million. This amount includes an estimated $7.6 million of moving costs and other costs related to personnel, relocation and recruiting, $0.2 million to $1.9 million of facility exit costs, and approximately $0.5 million of non-cash charges associated with accelerated amortization and asset impairments. Accordingly, we expect to incur $7.8 million to $9.5 million of cash expenditures related to these costs as they are incurred, primarily in the fourth quarter of 2005 as well as in 2006. Included in the range of facility exit costs is an estimate of costs that may be incurred if we encounter delays in disposing of the Grand Junction facility, which we own, and the Valencia facility, which we lease. We currently expect to incur approximately $1.3 million of these costs in the fourth quarter of 2005 and the balance of these costs in 2006.

Capital expenditures related to the relocation of our corporate headquarters are estimated at $1.4 million, exclusive of a developer’s cost for construction of the new facility that we expect to lease.

All of the foregoing costs and anticipated savings are provided solely as estimates. There can be no assurance that our estimates will not change as we proceed with this project, that actual expenditures will not differ from our estimates or that anticipated savings will be realized.

We issued a press release on November 3, 2005 announcing these plans and filed the press release as Exhibit 99.2 to the Current Report on Form 8-K that we filed November 3, 2005.

Item 6.                        Exhibits.

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 3, 2005.
31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 3, 2005.
32.1	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 3, 2005.
32.2	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 3, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

3D SYSTEMS CORPORATION
	By	/s/ FRED R. JONES
Fred R. Jones
Vice President and Chief Financial Officer
(Principal Financial Officer)
(Duly Authorized Officer)
Date: November 3, 2005