Form 10-K/A
period 2004-12-31
3D SYSTEMS CORP
filed 2005-12-16
CIK 910638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Common Stock, par value $.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐  No ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐  No ☒

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of Registrant on June 30, 2004 was $54,191,207. For purposes of this computation, it has been assumed that the shares beneficially held by directors and officers of Registrant were “held by affiliates”. This assumption is not to be deemed an admission by these persons that they are affiliates of Registrant.

The number of outstanding shares of the Registrant’s Common Stock as of February 28, 2005 was 14,610,309.

Explanatory Note

This Amendment to 3D System Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (the “Form 10-K”) is being filed solely to provide corrected Section 302 CEO and CFO certifications to insert words inadvertently omitted from the introductory sentence of paragraph 4 of the CEO and CFO certifications previously filed as Exhibits 31.1 and 31.2 to the Form 10-K and to change the references from “annual report” to references to “report.” This amendment does not affect the timeliness of the original filing to which this amendment relates.

PART IV

Item 15.                 Exhibits and Financial Statement Schedules.

(a)(3)	Exhibits
The following exhibits are included as part of this filing and incorporated herein by this reference:
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated December 16, 2005.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated December 16, 2005.

3

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on our behalf by the undersigned, thereunto duly authorized.

3D Systems Corporation
By:	/s/ Abraham N. Reichental
President and Chief Executive Officer
Date: December 16, 2005

4