Form 10-Q/A
period 2005-03-31
3D SYSTEMS CORP
filed 2005-12-16
CIK 910638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exhange Act).

Yes   ☐     No   ☒

Shares of Common Stock, par value $0.001, outstanding as of April 29, 2005:  14,656,762

Explanatory Note

This Amendment to 3D System Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 (the “Form 10-Q”) is being filed solely to provide corrected Section 302 CEO and CFO certifications to insert words inadvertently omitted from the introductory sentence of paragraph 4 of the CEO and CFO certifications previously filed as Exhibits 31.1 and 31.2 to the Form 10-Q, to insert text inadvertently dropped from Section 4(a) of the CFO certification previously filed and to change the references from “quarterly report” to references to “report.”

In accordance with Rule 12b-15 of the Exchange Act, this Amendment No. 1 sets forth the complete text of Item 6 of Part II of the Form 10-Q and also includes new Certifications of the Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002. This amendment does not otherwise change or update the disclosure in the Form 10-Q in any respect, nor does this amendment affect the timeliness of the original filing to which this amendment relates.

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

Item 6.                        Exhibits

(a)   Exhibits

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated December 16, 2005.
31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated December 16, 2005.
32.1	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated December 16, 2005.
32.2	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated December 16, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

3D SYSTEMS CORPORATION
	By:	/s/ FRED R. JONES
Fred R. Jones
Vice President and Chief Financial Officer
(Principal Financial Officer)
(Duly Authorized Officer)
Date: December 16, 2005