Form 10-Q/A
period 2005-06-30
3D SYSTEMS CORP
filed 2005-12-16
CIK 910638

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

Explanatory Note

This Amendment to 3D System Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 (the “Form 10-Q”) is being filed solely to provide corrected Section 302 CEO and CFO certifications to insert words inadvertently omitted from the introductory sentence of paragraph 4 of the CEO and CFO certifications previously filed as Exhibits 31.1 and 31.2 to the Form 10-Q and to change the references from “quarterly report” to references to “report.” This amendment does not affect the timeliness of the original filing to which this amendment relates.

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