Form 10-Q/A
period 2005-09-30
3D SYSTEMS CORP
filed 2005-12-16
CIK 910638

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

Explanatory Note

This Amendment to 3D System Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (the “Form 10-Q”) is being filed solely to provide corrected Section 302 CEO and CFO certifications to insert words inadvertently omitted from the introductory sentence of paragraph 4 of the CEO and CFO certifications previously filed as Exhibits 31.1 and 31.2 to the Form 10-Q and to change the references from “quarterly report” to references to “r eport.” This amendment does not affect the timeliness of the original filing to which this amendment relates.

i

Item 6.                               Exhibits.

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated December 16, 2005.
31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated December 16, 2005.

41

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

3D SYSTEMS CORPORATION
	By	/s/ FRED R. JONES
Fred R. Jones
Vice President and Chief Financial Officer
(Principal Financial Officer)
(Duly Authorized Officer)
Date: December 16, 2005

44