Form 10-K
period 2005-12-31
3D SYSTEMS CORP
filed 2006-03-02
CIK 910638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐   No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   Yes ☐   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)   Yes ☐   No ☒

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant on June 30, 2005 was $144.4 million. For purposes of this computation, it has been assumed that the shares beneficially held by directors and officers of registrant were “held by affiliates”. This assumption is not to be deemed an admission by these persons that they are affiliates of the registrant.

The number of outstanding shares of the registrant’s Common Stock as of February 24, 2006 was 15,304,426.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant’s definitive proxy statement for our 2006 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

3D SYSTEMS CORPORATION
Annual Report on Form 10-K for the
Year Ended December 31, 2005

PART I

Item 1.   Business

General

3D Systems Corporation, operating through subsidiaries in the United States, Europe and the Asia-Pacific region, designs, develops, manufactures, markets and services rapid 3-D printing, prototyping and manufacturing systems and related products and materials that enable complex three-dimensional objects to be produced directly from computer data. Our proprietary systems are used by our customers to produce physical objects from digital data using commonly available computer-aided design software, often referred to as CAD software, or other digital-media devices such as engineering scanners and MRI or CT medical scanners. Our systems’ ability to produce functional parts from digital art enables customers to create detailed prototypes or production-quality parts quickly and effectively without a significant investment in expensive tooling, greatly reducing the time and cost required to produce prototypes or to customize production parts.

Our systems are used for applications that require rapid design iterations, prototyping and manufacturing. We believe that our systems enable our customers to develop better quality, higher functionality new products faster and more economically, thus transforming the way they design, develop and manufacture their new products. We are focusing intensely on expanding our portfolio of 3-D printing and rapid manufacturing solutions, which we believe represent significant growth opportunities for our business. During 2005, we put specific initiatives in place to expand and enhance our manufacturing-capable systems and materials. We also believe that our core rapid prototyping business continues to provide us with significant growth opportunities. Since 2004, we have worked to rejuvenate and reshape our core business while developing new products that address our growing 3-D printing and rapid manufacturing growth initiatives. With respect to the uses of our systems:

•       In rapid manufacturing applications, our systems are used to manufacture end-use parts that have the appearance and characteristics of high-quality injection-molded parts. Customers who adopt our rapid manufacturing solutions avoid the significant costs of complex set-ups and changeovers and eliminate the costs and lead-times associated with tooling or hand labor. Rapid manufacturing enables our customers to produce optimized designs since they can design for function, unconstrained by normal design-for-manufacture considerations.

•       In 3-D printing applications, our systems are used to produce three-dimensional shapes, primarily for visualizing and communicating concepts and design applications as well as for a variety of other applications, including supply-chain management, modeling, architecture, art, surgical modeling and entertainment.

•       In rapid prototyping applications, our systems are used to generate quickly and efficiently product-concept models, functional prototypes, master patterns and expendable patterns for metal casting that are often used as a cost-effective means of evaluating product designs.

Our products offer our customers an integrated systems’ solution comprised of equipment and related software, consumable materials and customer service. Our extensive solutions’ portfolio is based on several distinct and proprietary technology platforms, discussed in greater detail below, that enable us to offer our customers a way to transform the manner in which they design, develop and manufacture their products.

Recent Developments

On November 3, 2005, we announced a plan to move our corporate headquarters, our principal R&D activities and all other key corporate support functions into a new facility that we have agreed to have constructed and to lease in Rock Hill, South Carolina, in the Greater Charlotte, North Carolina

metropolitan area. This facility is being constructed according to our specifications, and we have agreed to lease it under a 15-year operating lease that we entered into on February 8, 2006.

As we have previously disclosed, once we complete our relocation, we plan to close our current headquarters and R&D facility in Valencia, California and our facility in Grand Junction, Colorado. However, we plan to maintain an advanced research facility in the Valencia, California area to focus on developing future technologies for next-generation products.

We established an initial base of operations in Rock Hill and commenced local operations there in January 2006. We expect to complete our move to the new Rock Hill facility by September 30, 2006.

As previously disclosed, we decided to relocate to the greater Charlotte, North Carolina area after an extensive and thorough review of a number of locations and after considering a variety of key operating and strategic factors, including meeting our growth and expansion requirements within a business-friendly environment, achieving sustained operating-cost reductions in a competitive region of the country, improving employee development and recruitment costs and employee retention by becoming an employer of choice in the Charlotte region, and locating in closer proximity to many of our customers, partners and suppliers.

Products and Services

Our principal technology platforms include our stereolithography or SLA® equipment, our selective laser sintering or SLS® equipment, and our 3-D printing or InVision™ jet and layer-deposition equipment. These systems use patented and proprietary stereolithography, selective laser sintering and 3-D printing processes that take digital data input from CAD software or three-dimensional scanning and sculpting devices to fabricate physical objects from our proprietary family of engineered plastic, metal and composite materials.

We blend, market and distribute a wide range of proprietary consumable, engineered plastics, composites and metal materials that we market to produce physical parts using our systems. We augment and complement our own portfolio of engineered materials with materials that we purchase from third parties under private-label arrangements and other distribution arrangements.

We provide a comprehensive suite of software tools and field services to our customers, ranging from applications’ development to installation, warranty and maintenance services.

New Products

We are working to accelerate our new product development through quick and targeted development cycles in order to promote our growth and profitability, to sustain our commitment to technological leadership and to meet the needs of our customers for new 3-D printing and rapid manufacturing solutions. From the latter part of 2003 through the end of 2005, our efforts have resulted in the introduction of 29 new products that have expanded and reinvigorated our product line. As discussed in greater detail below, revenue from new products currently accounts for a significant portion of our total revenue.

New products introduced since the beginning of 2005 include the following new systems:

•       Our Viper™ Pro SLA® system, an advanced, flexible, high-capacity stereolithography system. This system is designed to enable customers to mass customize and produce high-quality, end-use parts, patterns, wind tunnel models, fixtures and tools consistently and economically using our proprietary stereolithography materials. Designed for around-the-clock operation, the Viper™ Pro system facilitates maximum capacity utilization and superior part production. This system is currently available in two configurations, including a “dual vat” configuration that enables customers to build parts from different materials simultaneously, and we expect to introduce in 2006 a third configuration with a single extra-large vat that will enable customers to build large parts.

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

•       Our InVision™ LD 3-D Printer. During 2005, we entered into an OEM supply agreement with Solidimension Ltd. under which we began offering these systems as part of our InVision™ family of 3-D printers in the third quarter of 2005. This desk-top 3-D printer uses a layered deposition technology that builds complex geometrical shapes one slice thickness at a time and is designed for communication and concept modeling applications.

•       Our ProCure™ UV Curing Systems. This new line of ovens cures parts produced on all SLA® systems. Designed for hands-free operation, these systems have a built-in stand and storage cabinet and feature closed-loop time and temperature controls, self monitoring intelligence and an automated push-button front door for convenient loading and unloading of parts.

•       Our Lightyear™ 1.5 and Buildstation™ 5.5 Software. This new software for SLA® systems has many features that make SLA® systems more productive and enhance part quality. Key features include support for the Windows® XP operating system, the ability to change recoat and build parameters “on the fly,” the ability to delete parts during a build and a high-fidelity slicer that can significantly improve the smoothness of parts. Customers owning certain legacy SLA® systems can upgrade to this software by purchasing a new or upgraded electronics package.

During 2005, in order to further expand our offering of total system solutions, we also introduced the following new materials that are designed for use with our systems and are sold together with our systems to differentiate our systems and materials from those supplied by others:

•       DuraForm® FR plastic, a new flame retardant material. This material is designed for exclusive use in our new Sinterstation® Pro SLS® systems. It is the first laser sintering material to be packaged specifically for the Sinterstation® Pro system, and it has passed FAA and airline burn, smoke and toxicity tests, making it ideal for aerospace manufacturers and customers in other industries to produce end-use parts for a variety of applications directly in our SLS® systems. We began shipping DuraForm® FR plastic in the fourth quarter of 2005.

•       DuraForm® Flex Plastic. This is a rubber-like, tear-resistant, flexible plastic that can be used in our selective laser sintering systems to produce functional prototypes and end-use parts for which rubber-like, flexible characteristics are useful.

•       DuraForm® AF Plastic. This is a cast-aluminum-like engineered composite for use in our selective laser sintering systems that has the appearance of aluminum, the excellent surface finish and fine feature definition of our proprietary un-reinforced DuraForm® plastics and the superior stiffness of an engineered composite. DuraForm® AF plastic is designed to provide our customers with materials suited for applications such as aerodynamic models, jigs and fixtures, household appliances, casting patterns and functional prototypes such as cases and metal enclosures.

•       DuraForm® EX Plastic. This advanced, engineered, production-grade plastic, designed for use in our Sinterstation® Pro SLS® and Sinterstation® HiQ™ systems, targets rapid manufacturing applications. DuraForm® EX plastic provides the toughness of injection-molded plastic that aerospace, automotive and motorsports customers require for demanding prototyping and low-volume to mid-volume manufacturing applications. Because of its stiffness, heat-resistance, long-term stability and durability, DuraForm® EX plastic is ideal for a wide variety of parts’ manufacturing, including environmental ducts, electronics’ enclosures, manifolds, dashboards and bumpers.

•       Accura® 25 Plastic. This opaque, white, engineered material is available for all solid-state-equipped SLA® systems, including our new Viper™ Pro SLA® systems. Accura® 25 plastic mimics the look and feel of molded polypropylene and delivers excellent accuracy, speed and shape-memory, making it suitable for functional prototypes as well as master patterns. Its durability and flexibility make Accura® 25 plastic ideal for automotive and electronics applications, including prototyping and design of trim components and fascia and testing of connectors, wiring harnesses and enclosures.

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

•       VisiJet® LD100 plastic for the InVision™ LD 3-D Printer. Introduced in April 2005, this material is designed for use in our InVision™ LD 3-D printers. Parts made from this engineered plastic can be used for a variety of design communication and concept modeling applications for designers, engineers and marketers as well as educators in universities, technical colleges and high school engineering and industrial design departments.

Systems Solutions

SLA® systems and related equipment

Stereolithography, or SLA®, systems convert proprietary engineered materials and composites into solid cross-sections, layer by layer, until the desired fully fused objects are complete. Our SLA® systems are capable of making multiple objects at the same time and are designed to produce objects in a wide range of sizes and shapes.

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

Our SLA® systems are capable of producing tools, fixtures, jigs and end-use parts in rapid manufacturing applications, including dental, hearing aid, jewelry and motor-sport applications. They are also designed for uses such as building functional models that enable users to share ideas and evaluate concepts; performing form, fit and function testing on working-assemblies; and building master patterns for metal casting.

Our family of SLA® systems offers a wide range of capabilities, including size, speed, accuracy, throughput and surface finish in different formats and price points. In addition to our Viper™ Pro SLA® systems, our family of SLA® systems includes the Viper™ system, the SLA® 5000 system, the SLA® 7000 system and the Viper™ HA SLA®, a manufacturing-capable dual-vat system that we introduced in 2004 for the production of in-the-ear hearing aid shells.

With the introduction of our new-from-the-ground-up Viper™ Pro series, we decided to retire our older generation SLA® 5000 and SLA® 7000 systems, which have been in our product line since the late 1990s. We plan to fully retire these systems from our product line as soon as we fulfill prior orders for them that were placed by customers during 2005 for delivery during 2006. We discontinued accepting new orders for these models as of the end of 2005.

SLS® systems and related equipment

Our selective laser sintering, or SLS®, systems convert proprietary engineered materials and composites by melting and fusing, or sintering, these materials into solid cross-sections, layer-by-layer, to produce finished parts. SLS® systems can create parts from a variety of engineered plastic and metal powders and are capable of processing multiple parts in a single build session.

In addition to our Sinterstation® Pro SLS® systems, our line of selective laser sintering systems includes the Sinterstation® HiQ™ SLS® system and the Sinterstation® HiQ™ high-speed or HS SLS® system, manufacturing-capable systems that we introduced in 2004 to succeed our Vanguard™ and Vanguard™ HS systems.

All of our SLS® systems create durable parts from proprietary engineered plastic and metal materials and composites that we market primarily under the DuraForm® brand name. Examples of rapid manufacturing parts produced by our customers using our SLS® systems include air ducts for aircraft, engine cowling parts for unmanned aerial vehicles (“UAVs”) and in-the-ear hearing aid shells. Product designers and developers from major automotive, aerospace and consumer products companies use DuraForm® parts extensively as functional test models, even in harsh test environment conditions. Aerospace and medical companies also use our SLS® systems to produce end-use parts directly, which enables them to create customized parts economically without tooling. When used in conjunction with a high-temperature oven, our SLS® systems can also create metal parts from several proprietary engineered metal composites that we sell. These parts can be used as tools, functional test models and end-use parts.

The combination of materials’ flexibility, part functionality and high throughput of our SLS® technology makes it well suited to rapid manufacturing applications, and much of our current development work is directed at developing applications of our equipment for this environment and expanding the range of applications through the use of proprietary engineered materials.

3-D Printing systems

Our line of InVision™ 3-D Printers are advanced, user-friendly office modeling, design communication and precision-casting systems. They accept digital input from a three-dimensional CAD station, convert the digital file one thickness slice at a time, and create a solid part in an additive layer-by-layer build up.

Our family of 3-D printers includes our standard-resolution InVision™ SR 3-D Printer model, launched in late 2003, and our high-resolution model, launched in mid-2004. Our high-resolution InVision™ HR 3-D Printers can create intricate and complex geometrical shapes that are investment-casting ready for jewelry, dental molding, medical implant and precision casting applications. We also market worldwide our InVision™ LD 3-D Printer, which is discussed above.

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

Together with our VisiJet® materials, InVision™ 3-D Printers enable designers, engineers, architects and marketers to communicate their concepts quickly and frequently, and substantially reduce the time it takes to bring new products to market.

Other systems-related products

To help our customers produce ready-to-use parts and functional prototypes, we market several ancillary devices for post-processing and curing of parts produced on our SLA® systems, including our ProCure™ stainless steel part-curing system, which is described above. We also market the InVision™ Finisher for our 3-D Printers.

Software

As part of our comprehensive and integrated systems’ solutions, we offer proprietary part-preparation software for personal computers and engineering workstations designed to enhance the interface between their available digital data and our systems. Digital data, such as a three-dimensional CAD-produced digital image, is converted within our proprietary software package so that, depending on the specific software package, the image can be viewed, rotated and scaled, and model structures can be added. The software then generates the information to be used by the SLS® system, SLA® system or 3-D Printer to create the solid objects. From time to time, we also work with third parties to develop complementary software for our systems.

Materials

As part of our integrated systems’ approach to our business, we blend, market, sell and distribute consumable, engineered plastic and metal materials and composites under several proprietary brand names for use in all of our systems. We market our stereolithography materials under the Accura® brand, our selective laser sintering materials under the DuraForm®, CastForm™ and LaserForm™ brands, and materials for our 3-D Printers under the VisiJet® brand.

Our family of engineered materials and composites includes proprietary SLA® materials used in our stereolithography systems, photocurable plastics, engineered plastic films and adhesives used in our 3-D printer systems, and various proprietary plastic, composite and metal materials used in our selective laser sintering systems. Our extensive family of proprietary materials is specifically designed for use with our systems to produce high-quality models, prototypes and manufactured parts. To enhance materials’ shelf life, system functionality, up-time and total materials’ usage and to provide our customers with a built-in quality management system, all of our new materials for our new Viper™ Pro, Sinterstation® Pro and for all of our InVision™ printers come packaged in smart, proprietary materials’ cartridges with built-in electronic intelligence that communicates vital processing and quality statistics in real time with these systems’ materials delivery systems.

We work closely with our customers to optimize the performance of our materials in their applications. Our expertise in materials’ formulation, combined with our process, software and equipment-design strengths, enable us to help our customers select the material that best meets their needs and to obtain optimal results from the material. We also work with third parties from time to time to develop different types and varieties of materials designed to meet the needs of our customers. To further complement and expand the range of materials we offer to our customers, we also distribute SLA® materials under recognized third-party brand names. In particular, we distribute a full range of Somos® branded SLA® materials produced by DSM Somos under a non-exclusive global distribution arrangement that we entered into in 2004.

Stereolithography engineered materials and composites

Our family of proprietary stereolithography materials and composites offers a variety of plastic-like performance characteristics and attributes designed to mimic specific engineered thermoplastic materials. When used in our SLA® systems, the proprietary liquid materials that we market and sell turn into a solid surface one layer at a time, and through an additive building process all of the layers bond and fuse together to make a solid part. Our portfolio of Accura® stereolithography materials includes general-purpose as well as specialized materials and composites that offer our customers the opportunity to choose the material that is best suited for the parts and models that they intend to produce.

During 2004, we launched several new stereolithography materials including Accura® 50, an ABS-like material, and Accura® 45 material, a specialty fast-build material designed for our SLA® legacy systems. We also commercialized several new proprietary plastic and engineered nano-composite materials designed to deliver certain desired plastic parts’ attributes and performance characteristics, our special high-strength engineered nano-composite Bluestone™ material and our Amethyst™ special precious-metal casting material for jewelry manufacturing.

Laser sintering materials and composites

Our family of proprietary selective laser sintering materials and composites includes a range of plastic, composite and metal materials as well as various composites of these ingredients. Because of the built-in versatility of our selective laser sintering systems, multiple materials can be processed through the same sintering system.

In addition to the DuraForm® materials discussed above that we introduced in 2005, our DuraForm® PA and DuraForm® GF materials are used to create rapid manufacturing end-use parts, examples of which include air ducts for aerospace applications and in-the-ear hearing aid shells. These materials are also used to produce functional prototypes and durable patterns as well as assembly jigs and fixtures. Our CastForm™ investment-casting material is used to create patterns for casting. Customers use our metal LaserForm™ ST-100, ST-200 and A6 steel powders to produce functional prototype parts, such as actuators, gears and manifolds, for tooling such as injection molding tooling, and for end-use parts in customized rapid manufacturing applications. Parts made from DuraForm® and LaserForm™ materials are cost-effective and can compete favorably with traditional manufacturing methods, especially where part complexity is high and required quantity is moderate.

3-D printing materials

Our materials for our InVision™ standard-resolution and high-resolution 3-D Printers include our VisiJet® model material and a compatible VisiJet® disposable support material, first introduced in 2003, that is used in the printing process and then discarded when the model is complete. Both of these materials are distributed to customers in the form of proprietary smart cartridges that are loaded into an InVision™ standard-resolution or high-resolution 3-D Printer in a stack where they are automatically pierced, pumped and ejected sequentially as the printer consumes material. We have specifically developed these materials to meet the consumption, speed and cost requirements of three-dimensional printing applications. Our materials for our InVision™ LD 3-D Printers include VisiJet® LD100 plastics, which are discussed above.

Services

We provide a suite of comprehensive customer services and local field support on a worldwide basis for all of our stereolithography and selective laser sintering systems. We are working to build a reseller channel for our line of InVision ™ 3-D Printers and to train our resellers to perform installations and service for those printers.

Such services and support include extended system warranties, an extensive menu of annual service agreement options, and a wide variety of software and hardware upgrades and performance enhancement packages. Since 2004, we have introduced several service contract alternatives to offer additional, flexible service contract options to our customers.

Our customer support begins before a system sale with applications’ development provided by our applications’ engineering team. This same group works to ensure that our systems satisfy customer expectations through customer training and system start-up support. Our global services customer support team co-ordinates system installation, maintenance and call-center hotline support in an effort to ensure that our systems continue to deliver high value to our customers.

We provide services to assist our customers and resellers in developing new applications for our technologies, to facilitate adaptation of our technology for the customer’s applications, to train customers on the use of newly acquired systems and to maintain our systems at the customer’s site.

Our applications’ engineers, who possess technical knowledge in various fields such as casting, molding and tooling, develop applications of our various technologies that are designed to meet specific customer needs. They work with our customers and resellers to determine which of our technologies would best meet their requirements. They also consult with customers and resellers to develop rapid manufacturing applications for our systems.

We also install new systems at the customer’s site, provide warranty and maintenance services and provide the customer with technical support. New SLS®, SLA® and 3-D Printer systems are sold with on-site hardware and software maintenance service that generally covers a warranty period ranging from 90 days to one year. We offer service contracts that enable our customers to continue maintenance coverage beyond the initial warranty period. These service contracts are offered with various levels of support depending on various factors, including the materials that are included and the response time for the service. As a key element of warranty and service contract maintenance, our sales engineers provide regularly scheduled preventative maintenance visits to customer sites.

We have customer-support sales engineers in North America, several countries in Europe and in parts of Asia to support our worldwide customer base. We also provide training to our distributors and resellers to enable them to perform these services.

Our customer support group maintains call-center hotlines in the United States and in Europe that are staffed with technical representatives. These hotlines are available during business hours in the U.S. and Europe. These call centers are further supplemented by support from the applications’ engineering group.

We distribute spare parts on a worldwide basis to our customers from locations in the United States, Europe, Hong Kong and Japan.

We also offer systems’ upgrade kits for sale to existing customers to enable them to take advantage of new or enhanced system capabilities. Our current family of upgrade kits includes kits to upgrade the installed base of our stereolithography equipment and an upgrade kit for our former Vanguard™ SLS® systems that improves productivity. We view upgrade kits for our existing systems as an important part of the value that we provide to new customers when they are considering the purchase of our systems. However, we have begun discontinuing upgrade support for certain of our legacy systems.

In connection with our plans to move our corporate headquarters and principal research and development facilities to Rock Hill, South Carolina, we are working with York Technical College in Rock Hill to develop a new training center that the College will operate to train our employees, customers, students and others in the use of our systems and technologies. Through this relationship, we expect to outsource a large portion of the training in the use and operation of our systems that we currently perform.

Global Operations

We operate in North America and in seven countries in Europe and the Asia-Pacific region, and we distribute our products in those countries as well as in other parts of the world. Sales of our products and services outside of the U.S. are a material part of our business, and they accounted for more than 50% of our consolidated revenue in each year in the three-year period ended December 31, 2005. Revenue in countries outside of the United States accounted for 52.7%, 58.5% and 52.8% of consolidated revenue in the years ended December 31, 2005, 2004 and 2003, respectively. See Note 24 to the Consolidated Financial Statements for the year ended December 31, 2005.

In maintaining foreign operations, our business is exposed to risks inherent in such operations, including those of currency fluctuations. Information on currency exchange risk appears in Part II, Item 7A of this Annual Report on Form 10-K, which information is incorporated herein by reference.

Financial information about geographic areas, including net sales and long-lived assets, for the years in the period ended December 31, 2005 appears in Note 24 to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K, which information is incorporated herein by reference.

Marketing and Customers

Our SLA® and SLS® systems, materials and services are sold through our direct sales organization, which is supported by our dedicated sales and service engineers and our sales’ application engineers worldwide. In certain areas of the world where we do not operate directly, we have appointed sales agents and distributors who are authorized to sell on our behalf our SLA® and SLS® systems and the materials used in them. Certain of those agents and distributors also provide service to customers in those geographic areas.

Our InVision™ 3-D Printers, materials and services are sold worldwide through a network of authorized distributors and resellers who are managed and directed by a dedicated team of channel sales managers.

Our sales and marketing strategy focuses on an integrated systems’ approach that is directed to providing equipment, materials and services to meet a wide range of customer needs, including traditional model, mold and prototyping, 3-D printing and rapid manufacturing. Our sales organization is responsible for the sale of our products on a worldwide basis and for the management and co-ordination of our growing network of authorized 3-D printing resellers and certain of our other systems. Our direct sales force consists of sales persons who work throughout North America, Europe and parts of the Asia-Pacific region. Our application engineers provide professional services through pre-sales’ support and help existing customers so that they can take advantage of our latest materials and techniques to improve part quality and machine productivity. This group also leverages our customer contacts to help identify new application opportunities that utilize our proprietary processes. As of December 31, 2005, our worldwide sales, application and service staff consisted of 187 employees.

Our marketing programs also utilize seminars, trade shows, advertising, direct mailings, electronic marketing, telemarketing, literature, web presence, videos, press releases, brochures and customer and application profiles to identify prospects that match a typical user profile. We co-founded and participate in global user groups, whose members include a substantial number of our customers. These user groups organize annual conferences in the United States, at which we make presentations relating to updates in our technologies and equipment and materials offerings and future ideas and programs we intend to pursue.

Our customers include major companies in a broad range of industries, including manufacturers of automotive, aerospace, computer, electronic, defense, education, consumer and medical products. Purchasers of our systems include original equipment manufacturers or OEMs, government agencies and universities that generally use our systems for research activities, and independent service bureaus that provide rapid prototyping and manufacturing services to their customers for a fee. No single customer accounted for more than 5% of our consolidated revenue in the year ended December 31, 2005.

Production and Supplies

In July 2004, we began to engage selected design and engineering companies to assemble our equipment portfolio. By the end of 2004, we had outsourced substantially all of our equipment assembly activities to several of these suppliers. They also carry out quality control procedures on our systems prior to their shipment to customers. As part of these activities, during 2005, those suppliers took over the responsibility of procuring the components and sub-assemblies that are used in our systems. This has reduced our need to procure or maintain inventories of raw materials, work-in-process and spare parts related to our equipment assembly and maintenance activities. We purchase finished systems from these suppliers pursuant to forecasts and customer orders that we supply to them.

The components, parts and sub-assemblies that are used in our systems are generally available from several potential suppliers although in the past we have chosen to use only one or a limited number of suppliers for several of the major components, parts and sub-assemblies of our systems, including certain lasers and print heads. As the outsource suppliers of our systems have taken over responsibility for the supply chain of components for the systems they assemble, they have either retained our existing suppliers or with our approval chosen alternate component suppliers that are able to meet the specifications for our equipment.

Before the end of 2005, we produced the VisiJet® materials used in certain of our InVision™ 3-D Printers at our facilities in Grand Junction, Colorado. Late in 2005, we moved our VisiJet® production facilities to our facilities in Marly, Switzerland, where we also produce some of our Accura® stereolithography materials. We also have arrangements with third parties that blend to our specifications certain of the materials that we sell under our own brand names, and as discussed above we purchase other materials from third parties for resale to our customers.

Although there are several potential suppliers for the raw materials used in the materials and composites that we produce, we have chosen to use selected suppliers for these raw materials. If we were required in the future to enter into relationships with alternative suppliers, our cost of sales could increase and consequently our gross profit margin could decline.

Our equipment assembly and blending activities and certain of our research and development activities are subject to compliance with applicable federal, state and local provisions regulating the storage, use and discharge of materials into the environment. We believe that we are in material compliance with such regulations as currently in effect and that continued compliance with them will not have a material adverse effect on our capital expenditures, results of operations or consolidated financial position.

Research and Development

We maintain an on-going program of research and development to develop new systems and materials to enhance our product lines as well as to improve and expand the capabilities of our systems and related software and materials. This includes all significant technology platform developments for SLA®, SLS® and 3-D printing systems and materials. Our development efforts are augmented by development arrangements with research institutions, customers, suppliers of material and hardware, and the assembly and design firms that we have engaged to assemble our systems. We also engage third-party engineering companies and specialty materials’ companies in specific development projects from time to time.

Research and development expenses were $12.2 million, $10.5 million and $9.0 million in 2005, 2004 and 2003, respectively. We expect that in 2006 our annual research and development expenses will be in the range of $11.5 million to $13.0 million.

Intellectual Property

At December 31, 2005, we held 387 patents, which included 184 patents in the United States, 146 patents in Europe, 29 patents in Japan and 28 patents in other countries. At that date, we also had 142 pending patent applications, which included 53 in the United States, 43 in Japan, 37 in European countries and 9 in other countries.

The principal patents covering our stereolithography processes expire at varying times ranging from 2006 to 2022. The principal patents covering our selective laser sintering processes expire at varying times ranging from 2006 to 2024. The principal patents covering our 3-D printing processes expire at varying times ranging from 2008 to 2022.

We are also a party to various licenses that have had the effect of broadening the range of the patents, patent applications and other intellectual property that is available to us.

We believe that, while our patents and licenses provide us with a competitive advantage, our success depends primarily on our marketing and applications’ know-how and on our on-going research and development efforts. Accordingly, we believe the expiration of any of the patents, patent applications or licenses discussed above would not be material to our business or financial position.

Competition

Competition for most of our 3-D printing, prototyping and rapid manufacturing systems is based primarily on process know-how, product application know-how and the ability to provide a full range of products and services to meet customer needs. Since competition is also based upon innovations in 3-D printing, rapid prototyping and rapid manufacturing systems, our on-going research and development programs are intended to enable us to maintain technological leadership. Certain of the companies producing competing products are well established and may have greater financial resources than we have.

Our principal competitors with respect to our systems are companies that manufacture machines that make models, prototypes, molds and small-volume to medium-volume manufacturing parts. These include suppliers of computer numerically controlled machines and machining centers, commonly known as CNC, and plastics’ molding equipment, suppliers of traditional machining, milling and grinding equipment, suppliers of Fused Deposition Modeling or FDM technology, suppliers of vacuum casting equipment, and manufacturers of other stereolithography, laser sintering and three-dimensional printing systems based on various technologies. Numerous suppliers of these products operate both internationally and regionally, and many of them have well recognized product lines that compete with us in a wide range of our product applications. Conventional machining, plastic molding and metal casting techniques continue to be the most common methods by which plastic and metal parts, models, functional prototypes and metal tool inserts are manufactured.

We have also entered into licensing or cross-licensing arrangements with various companies in the United States and in other countries that enable those companies to utilize our technology in their products. Included among these arrangements is a license agreement that we granted to Sony Corporation with respect to our stereolithography technology in 2001, a license that we granted to EOS GmbH with respect to our selective laser sintering technology in 2004, and a license that we granted to Objet Geometries, Ltd. in 2005 with respect to certain of our patents related to 3-D printing equipment. Under certain of these licenses, we are entitled to receive royalties for the sale of licensed products in the United States. The amount of such royalties was not material to our results of operations or consolidated financial condition for the three-year period ended December 31, 2005.

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

Employees

At December 31, 2005, we had 351 full-time employees. None of these employees is covered by labor agreements. We believe that our relations with our employees are satisfactory.

We expect approximately 45 of our current employees from our Valencia, California and our Grand Junction, Colorado facilities either to relocate to our new headquarters and research and development facility in Rock Hill, South Carolina, or to remain in our Valencia-based advanced research facility. We are in the process of recruiting approximately 100 new employees to join us at our new Rock Hill facility. We have offered many of our current Valencia and Grand Junction employees who will not be relocating to Rock Hill the opportunity to remain with us until their jobs are relocated to South Carolina.

Available Information

Our website address is www.3DSystems.com. The information contained on our website is neither a part of, nor incorporated by reference into, this Annual Report on Form 10-K. We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports, as soon as reasonably practicable after we electronically file them with, or furnish them to, the Securities and Exchange Commission.

Various of our corporate governance materials, including our Code of Conduct, Code of Ethics for Senior Financial Executives and Directors, our Corporate Governance Guidelines, the current charters of each of the committees of the Board of Directors and our charter documents and By-Laws, are also available on that website.

Item 1A.   Risk Factors.

For a discussion of certain risks associated with our business, the industry in which we operate and the ownership interests of holders of our Common Stock and other equity securities, and other considerations that may affect our results of operations and financial condition, please see the section entitled “Cautionary Statements and Risk Factors” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 below.

Item 1B.   Unresolved Staff Comments

We have on file with the Securities and Exchange Commission a pending registration statement on Form S-3 that we filed to register for resale certain shares of our Common Stock that were issued in connection with various private placements or are issuable upon conversion of certain of our privately placed outstanding convertible securities. We have received from the Staff of the SEC written comments pertaining to such registration statement and to certain current and periodic reports previously filed under the Exchange Act that we are in the process of responding to and resolving as part of the registration process. We believe that these unresolved comments are not material to our results of operations or financial condition. However, there can be no assurance that the Staff of the SEC will concur in our assessment.

Item 2.   Properties

As discussed above, on November 3, 2005, we announced a plan to relocate our corporate headquarters, our principal R&D activities and all other key corporate support functions into a new facility that we have agreed to have constructed and to lease on a 24-acre parcel of land in Rock Hill, South Carolina.

On February 8, 2006, we entered into a Lease Agreement with KDC-Carolina Investments 3, LP pursuant to which KDC will construct an approximately 80,000 square foot building on this parcel of land according to our specifications and lease it to us once it is completed. The term of this lease will commence on the later to occur of August 1, 2006 and the date that construction of the leased premises is substantially completed and will expire on the 15th anniversary of the last day of the month in which the commencement date occurs. This lease provides us with the option to renew the lease for two additional five-year terms as well as the right to cause KDC, subject to certain terms and conditions, to expand the leased premises during the term of the lease, in which case the term of the lease would be extended.

The lease is a triple net lease and provides for the payment of base rent of approximately $530,000 in the first year, $707,000 in each of years two through five, $749,000 in each of years six through ten and $794,000 in each of years eleven through fifteen. Upon the completion of the leased premises, base rent is subject to adjustment based upon the final cost of the leased premises and certain other factors described in the lease. Such adjustment may result in either an upward or downward adjustment of base rent. Under the terms of the lease, we will be obligated to pay all taxes, insurance, utilities and other operating costs with respect to the leased premises.

The lease also grants us the right to purchase the leased premises and the right to purchase undeveloped land surrounding the leased premises, each at certain times and on terms and conditions described more particularly in the lease. We expect to complete our relocation to the new Rock Hill facility by September 30, 2006.

As part of this relocation, we plan to close our facility in Grand Junction, Colorado during the second quarter of 2006 and our facility in Valencia, California during the third quarter of 2006, and once we leave them we plan to sell the Grand Junction facility and to exit the lease of the Valencia facility at or before its expiration on December 31, 2007.

The Valencia facility is currently our principal administrative, sales and marketing, product development, technology center and training facility. It is located in a 78,320 square-foot general-purpose building that we lease in Valencia, California.

The Grand Junction facility is a 67,000 square-foot facility that we own in Grand Junction, Colorado. It is subject to an industrial development bond financing that was incurred to finance the acquisition of that facility. That financing is secured by a mortgage and security interest in the facility and certain equipment, personal property and fixtures located at that facility.

In January 2006, we opened a 12,000 square foot office in rented space in Rock Hill, South Carolina, and we are in the process of moving certain of our corporate support functions into that leased space in advance of moving into our new facility once it is completed.

After we complete our move to Rock Hill, we plan to maintain a small advanced research facility in the Valencia, California area to focus on developing future technologies for next-generation products.

We also lease a 9,000 square-foot general-purpose facility in Marly, Switzerland at which we blend stereolithography and 3-D printing materials and composites. We also lease sales and service offices in Texas, France, Germany, the United Kingdom, Italy, Japan and Hong Kong.

We believe that the facilities described above currently are, and after we complete our relocation to South Carolina will be, adequate to meet our needs for the immediate future.

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

Terminated Matters and Matters Pending Settlement

3D Systems, Inc. v. Objet Geometries Ltd. and Stratasys, Inc. and
Objet Geometries Ltd. and Stratasys, Inc. v. 3D Systems, Inc.

As described in our Quarterly Report on Form 10-Q for the period ended September 30, 2005, on August 15, 2005, we and Objet Geometries Ltd. entered into a Cross-License Agreement for the purpose of settling previously disclosed litigation between the parties. We expect this settlement to be beneficial to our customers, and we do not expect it to have any material adverse effect on our results of operations or financial condition.

Such litigation began on October 27, 2004, when 3D Systems, Inc., a wholly owned subsidiary of the Company (“3D California”), filed an action (the “New Jersey Action”) in the United States District Court in New Jersey (Case No. 04-5261) alleging, among other things, that the manufacture and sale by Objet Geometries Ltd. of Israel (“Objet”) and its North American distributor Stratasys, Inc. (“Stratasys”) of Objet’s Eden printer products infringed certain patents owned or licensed by 3D California. On January 21, 2005, Objet and Stratasys filed a complaint in the United States District Court in Minnesota (the “Minnesota Action”) against 3D California alleging infringement by our InVision™ printer of three

U.S. patents alleged to have been purchased by Objet from Cubital Ltd. of Israel. As a result of the settlement, the New Jersey Action and the Minnesota Action were dismissed with prejudice.

Koninklijke DSM N.V. v. 3D Systems GmbH

On January 6, 2006, we and DSM Desotech Inc. entered into an agreement in principle to cross-license certain patents and to license certain other technology for the purpose of settling the litigation between the parties that is described below. Completion of this arrangement remains subject to the negotiation, execution and delivery of definitive documentation and other customary conditions. We expect this arrangement to be beneficial to our customers, and we do not expect it to have any material adverse effect on our results or financial condition.

Such litigation began on October 27, 2004, when Koninklijke DSM N.V. (“DSM”) filed a petition in the District Court of Frankfurt, Germany (Case No. 2 06 O 426/04) against our German subsidiary, 3D Systems GmbH (“3D Germany”), seeking a preliminary injunction against its sale in Germany of our Bluestone™ stereolithography resin on the alleged basis that this product infringes German Patent No. DE 69713558 alleged to be jointly owned by DSM, Japan Synthetic Rubber Co. Ltd. (“JSR”), and Japan Fine Coatings Co. Ltd. (“JFC”). On November 25, 2004, 3D Germany filed an action against DSM, JSR and JFC in the Federal Patent Court in Munich, Germany (Case No. 4 Ni 58/04) in which it sought a judgment of that Court that would invalidate this patent.

On December 13, 2004, DSM withdrew the foregoing petition for a preliminary injunction, but subsequently served on 3D Germany a complaint that was originally filed on November 2, 2004 in the Frankfurt, Germany District Court (Case No. 2-06 0442/04) alleging claims of infringement based on the same patent. Such complaint sought injunctive relief preventing the distribution of Bluestone™ resin in Germany and an accounting for sales of that product in Germany. 3D Germany filed a reply to DSM’s complaint in which, among other things, it requested dismissal of the complaint and assessment of its costs against DSM. 3D Germany also asserted various defenses, including that the Bluestone™ material does not infringe any valid claim of the patent and that the asserted claims of the patent are invalid. The Frankfurt Court held a hearing on DSM’s claims of infringement on May 11, 2005, and on August 8, 2005, the Court issued an opinion ruling in favor of DSM on its claims of infringement. DSM subsequently enforced an injunction issued by the Court against 3D Germany that prohibited its sale of Bluestone™ resin in Germany and required an accounting for profits on prior sales of that product in Germany. We have appealed such ruling and complied with such injunction pending the outcome of our appeal and the outcome of 3D Germany’s action in the German Federal Patent Court.

Subsequently, the Federal Patent Court in Munich held a hearing on November 8, 2005 on 3D Germany’s action against DSM, JSR and JFC seeking to invalidate this patent and issued a ruling in our favor.

Other Matters

We are also involved in various other legal matters incidental to our business. Our management believes, after consulting with counsel, that the disposition of these other legal matters will not have a material effect on our consolidated results of operations or consolidated financial position.

Item 4.   Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2005.

Executive Officers

The information appearing in the table below sets forth the current position or positions held by each of our executive officers and his age as of March 1, 2006. All of our officers serve at the pleasure of the Board of Directors. There are no family relationships among any of our officers or directors.

Name and Current Position	Age as of March 1, 2006
Abraham N. Reichental President and Chief Executive Officer	49
Charles W. Hull Executive Vice President, Chief Technology Officer	66
Assad A. Ansari Vice President	59
Brian K. Fraser Vice President	44
Stephen M. Goddard Vice President	42
Robert M. Grace, Jr. Vice President, General Counsel and Secretary	59
Fred R. Jones Vice President and Chief Financial Officer	58
Cary J. Love Vice President	41
Kevin P. McAlea Vice President	47
Ray R. Saunders Vice President	57

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

Dr. Hull is a founder of the company and has served in various executive positions since 1986.

Dr. Ansari joined us on August 2, 2004 and was elected a Vice President effective December 9, 2004. Prior to joining us in 2004, he served as Vice President, Engineering at Giddings & Lewis, L.L.C., a manufacturer of machine tools, for more than five years.

Mr. Fraser was elected a Vice President effective January 16, 2006. Previously, he was employed by Sealed Air Corporation for more than five years in various sales and management positions, most recently serving as Vice President of its Shrink Packaging Division in Europe.

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

Mr. Love joined us on February 23, 2005 and was elected a Vice President effective January 16, 2006. Previously, he was employed by Xerox Corporation for more than 18 years in various sales and marketing management positions, most recently serving as National General Manager for its Engineering Systems Division.

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

PART II

Item 5.   Market for Our Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The following table sets forth, for the periods indicated, the range of high and low prices of our Common Stock as quoted on the NASDAQ Stock Market’s National Market. Our stock trades under the symbol “TDSC”.

Year	Period	High	Low
2004	First Quarter	$14.08	$9.90
	Second Quarter	13.31	10.66
	Third Quarter	12.19	10.80
	Fourth Quarter	20.14	10.89
2005	First Quarter	23.73	17.25
	Second Quarter	25.20	15.57
	Third Quarter	26.49	18.82
	Fourth Quarter	22.92	15.88

As of February 24, 2006, our outstanding Common Stock was held of record by approximately 340 stockholders.

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

We are currently restricted from declaring dividends on our Common Stock by the terms of our outstanding Series B Convertible Preferred Stock, as described below, and the payment of dividends on our Common Stock may also be restricted by the terms of any class or series of preferred stock that we may issue in the future, although we have no current intention to issue any additional class or series of preferred stock. Our ability to declare dividends on our Common Stock may also be restricted by the provisions of credit agreements or other financing documents that we may enter into from time to time, including the provisions of the credit agreement that we entered into with Silicon Valley Bank as of June 30, 2004.

Effective at the close of business on May 5, 2004, the cumulative dividend rate on our Series B Convertible Preferred Stock increased to $0.60 per share per year, payable when, as and if declared by the Board of Directors, but only out of funds that are legally available therefor. Previously, holders of our Series B Convertible Preferred Stock were entitled to receive, when, as and if declared by the Board of Directors, but only out of funds legally available therefor, cumulative cash dividends at the rate of $0.48 per share per year.

Dividends on the Series B Convertible Preferred Stock, when declared, are payable semi-annually in May and November of each year so long as the Series B Convertible Preferred Stock remains outstanding. No dividends may be paid on any shares of Common Stock or on shares of any other stock ranking junior to the Series B Convertible Preferred Stock unless all accrued and unpaid dividends have first been declared and paid in full with respect to the Series B Convertible Preferred Stock. All dividends required to have been paid on the Series B Convertible Preferred Stock have been declared and paid through December 31, 2005.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the fourth quarter of 2005.

Item 6.   Selected Financial Data

The selected consolidated financial data set forth below for the five years ended December 31, 2005 has been derived from our audited consolidated financial statements. Our consolidated balance sheet and the related consolidated statements of operations, stockholders’ equity, cash flows and comprehensive income (loss) for the three years in the period ended December 31, 2005 have been audited by BDO Seidman, LLP, our independent registered public accounting firm for those years. Our consolidated balance sheet and the related consolidated statements of operations, stockholders’ equity, cash flows and comprehensive income (loss) for the two years ended December 31, 2002 were audited by another independent registered public accounting firm for such years.

You should read this information together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, the notes to the table of Selected Consolidated Financial Data, and our consolidated financial statements and the notes thereto for the year ended December 31, 2005 included in this Annual Report on Form 10-K.

	Year Ended December 31,
	2005	2004	2003	2002	2001(1),(2)
	(in thousands of dollars, except per share amounts)
Consolidated Statement of Operations Data:
Consolidated Revenue
Systems and other products	$55,748	$45,977	$41,081	$49,420	$53,925
Materials	44,648	37,999	32,003	31,619	30,633
Services	39,274	41,403	36,931	34,922	34,182
Total	139,670	125,379	110,015	115,961	118,740
Gross profit(3)	63,130	56,091	43,142	46,621	51,501
Income (loss) from operations(4)	9,345	5,601	(14,974)	(21,430)	(2,316)
Net income (loss) before income taxes	8,583	3,622	(17,876)	(5,957)	(3,349)
Cumulative effect of changes in accounting principles(3),(4)	—	—	(7,040)	—	—
Net income (loss)(5)	10,083	2,561	(26,023)	(14,866)	(2,357)
Series B convertible preferred stock dividends(6)	1,679	1,534	867	—	—
Net income (loss) available to common stockholders	8,404	1,027	(26,890)	(14,866)	(2,357)
Net income (loss) available to common stockholders per share:(7)
Basic	$0.56	$0.08	$(2.10)	$(1.16)	$(0.19)
Diluted	$0.53	$0.07	$(2.10)	$(1.16)	$(0.19)
Consolidated Balance Sheet Data:
Working capital net asset (net liability)	$44,231	$28,324	$18,823	$(8,608)	$16,008
Total assets	150,942	131,496	131,465	132,233	164,942
Current portion of long-term debt	200	180	165	10,500	3,135
Long-term debt, less current portion	26,149	26,449	36,629	14,090	25,640
Series B convertible preferred stock(6)	15,242	15,196	15,210	—	—
Total stockholders’ equity	69,476	53,064	36,698	59,866	78,429
Consolidated Cash Flow Data:
Net cash provided by (used in) operating activities	$(5,808)	$2,928	$1,182	$1,314	$6,649
Net cash used in investing activities	(2,846)	(1,935)	(2,131)	(11,015)	(58,088)
Net cash provided by financing activities	5,717	1,147	22,229	5,843	40,907
Other Data:
EBIT(8)	$10,338	$6,112	$(21,926)	$(3,321)	$(1,749)
Depreciation and amortization	5,764	6,956	8,427	9,902	7,704
Interest expense	1,755	2,490	2,990	2,636	1,600
EBITDA(8)	16,102	13,068	(13,499)	6,581	5,955
Capital expenditures	2,603	781	874	3,210	3,317

(1)          The consolidated financial data includes data relating to the operations, balance sheet data, cash flow and other data relating to DTM Corporation from the date of its acquisition in August 2001. Such acquisition was accounted for under the purchase method of accounting.

(2)          Our financial statements for the year ended December 31, 2001 were restated in 2003 in connection with the audit of our consolidated financial statements for the year ended December 31, 2002 after we determined that revenue had been erroneously recognized in the fourth quarter of 2002 with respect to 12 equipment sales transactions that should have been recognized in other periods. In connection with a review of those transactions, it was determined that some additional transactions in 2002 and prior years did not satisfy all criteria of our revenue recognition policy. Two of the transactions that were identified for which we had recognized approximately $1,236 of revenue in 2001 were ultimately reversed, and no revenue with respect to those transactions was recognized in subsequent periods. The transactions that were reversed with respect to 2002 were excluded from our statement of operations for the year ended December 31, 2002.

The effect of these adjustments was as follows (in thousands of dollars, except per share data):

	Year ended December 31, 2001
	As originally reported	Adjustments	As previously restated
Consolidated revenue	$121,224	$(2,484)	$118,740
Net income (loss)	$(1,341)	$(1,106)	$(2,357)
Net income (loss) per share available to common stockholders:
Basic	$(0.11)	$(0.08)	$(0.19)
Diluted	$(0.11)	$(0.08)	$(0.19)

(3)          As of December 31, 2003, we changed our method of accounting for amortization of one of our patent licenses. Amortization of the license cost had previously been based upon the number of units produced during the period as a percentage of the total number of units estimated to be sold over the life of the license. We treated this change as a change in accounting principle. See Note 2 to the Consolidated Financial Statements for the year ended December 31, 2005. The effect of this change in accounting principle was to increase our cost of sales in 2003 by $320 and our net loss in 2003 by $1,396. As a result of this change, the amortization of the license cost in 2003 was applied on a straight-line basis over the approximate 7-year life of the license and included in cost of sales. The $1,076 cumulative effect of this change in accounting principle, if applied retroactively, would have increased cost of sales by $310 and $263 for the years ended December 31, 2002 and 2001, respectively. The increase in cost of sales would have had a corresponding effect on other elements of our results of operations for those periods. We had previously recorded $108 and $155 of amortization expense in cost of sales for the years ended December 31, 2002 and 2001, respectively.

(4)          As of December 31, 2003, we changed our method of accounting for legal fees incurred in the defense of our patent and license rights. These costs had been recorded as intangible assets on the balance sheet and were being amortized over the lives of the related patent or license rights, which range from seven to nine years. We treated this change as a change in accounting principle. See Note 2 to the Consolidated Financial Statements for the year ended December 31, 2005. As a result of this change, legal fees incurred in the defense of patent and license rights for the year ended December 31, 2003 were recorded as part of selling, general and administrative expenses. The $4,487 and $827 amounts of such legal fees previously capitalized for the years ended December 31, 2002 and 2001, respectively, were expensed in 2003 and, together with amounts of such previously capitalized fees for prior years, were recorded as a cumulative effect of this change in accounting principle in the statement of operations, net of accumulated amortization of $415. We had previously recorded $283 and $132 of amortization expense for these capitalized legal fees for the years ended December 31, 2002 and 2001, respectively.

(5)          Net income in 2005 included a $2.5 million non-cash benefit arising from the reduction of the valuation allowance that we maintain against our deferred tax assets. See Note 23 to the Consolidated Financial Statements for the year ended December 31, 2005 and “Critical Accounting Policies and Significant Estimates—Income taxes.”

(6)          All dividends required to have been paid on the Series B Convertible Preferred Stock have been declared and paid through December 31, 2005. The Series B Convertible Preferred Stock is currently entitled to receive a cumulative cash dividend at an annual rate of $0.60 per share from May 6, 2004 and previously paid a cumulative cash dividend at an annual rate of $0.48 per share, payable semi-annually in arrears in May and November when, as and if declared by the Board of Directors.

These shares are convertible into Common Stock at any time at the election of the holders on a share-for-share basis. We have the right to call the Series B Convertible Preferred Stock for redemption at any time after May 5, 2006, and the Series B Convertible Preferred Stock is subject to mandatory redemption on May 5, 2013 to the extent that shares then remain outstanding. In either case, the redemption price will be $6.00 per share, plus any accrued and unpaid dividends.

(7)          Basic and diluted net loss per share in 2003 included a loss of $0.55 per share arising from the cumulative effect of the changes in accounting principles discussed in Notes 3 and 4 above. Before giving effect to such cumulative effect, basic and diluted net loss per share amounted to $1.55.

(8)          EBIT is defined as income (loss) before interest expense and provisions for income taxes. EBITDA is defined as EBIT plus depreciation and amortization, and we define EBITDA by reference to net cash provided by or used in operating activities as adjusted to exclude interest expense, income tax expense (benefit) and net changes in operating assets and liabilities and other adjustment items set forth on the consolidated statement of cash flows. Our calculation of EBIT and EBITDA is set forth in the table below.

Our management believes that EBIT and EBITDA are of interest to investors as frequently used measures of a company’s ability to generate cash to service its obligations, including debt service obligations, and to finance capital and other expenditures. EBIT and EBITDA do not purport to represent net earnings or net cash provided by operating activities, as those terms are defined under generally accepted accounting principles, and should not be considered as an alternative to such measurements or as indicators of our performance. Our definition of EBIT and EBITDA may not be comparable to similarly titled measures used by other companies. EBIT and EBITDA are among the indicators used by our management to measure the performance of our operations and are also among the criteria upon which performance-based compensation may be based. The following table sets forth the reconciliation of EBIT and EBITDA to net cash (used in) provided by operating activities for the five years ended December 31, 2005.

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(dollars in thousands)
Reconciliation of net cash provided by operating activities to EBIT and EBITDA:
Net cash provided by (used in) operating activities	$(5,808)	$2,928	$1,182	$1,314	$6,649
Adjustment for items included in cash provided by (used in) operating activities but excluded from the calculation of EBIT and EBITDA:
Valuation allowance for deferred taxes	2,500	—	—	(7,813)	—
Deferred income taxes	—-	—	—	—	1,882
Gain on arbitration settlement	—-	—	—	20,310	—
Adjustments to allowance accounts	48	216	(990)	(2,942)	(290)
Adjustments to inventory reserves	733	310	(1,755)	(585)	(336)
Net gain (loss) on disposal of fixed assets	262	(231)	(386)	(263)	(834)
Tax benefit related to stock option exercises	—-	—	—	—	(1,215)
Equity compensation	(941)	(634)	(1,321)	(64)	—
Payment of interest on employee note with stock	—-	4	5	—	—
Cumulative effect of changes in accounting principles	—-	—	(7,040)	—	—
Impairment of intangible assets of OptoForm Sarl assets	—-	—	(847)	—	—
Changes in operating assets and liabilities, net	19,053	6,924	(6,444)	(14,921)	(509)
Interest expense	1,755	2,490	2,990	2,636	1,600
Income tax expense (benefit)	(1,500)	1,061	1,107	8,909	(992)
EBITDA	16,102	13,068	(13,499)	6,581	5,955
Less: depreciation and amortization	(5,764)	(6,956)	(8,427)	(9,902)	(7,704)
EBIT	$10,338	$6,112	$(21,926)	$(3,321)	$(1,749)

p

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with the selected consolidated financial data and our consolidated financial statements set forth in this Annual Report on Form 10-K. Certain statements contained in this discussion may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially from those reflected in forward-looking statements, as discussed more fully in this Annual Report on Form 10-K. See also the sections entitled “Forward-Looking Statements” and “Cautionary Statements and Risk Factors” below.

The forward-looking information set forth in this Annual Report on Form 10-K is provided as of the date of this filing, and we undertake no duty to update that information. More information about potential factors that could affect our business, results of operations and financial condition is included in the section entitled “Cautionary Statements and Risk Factors” below.

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

•       Improving our customer’s bottom line

•       Developing significant product applications

•       Expanding the range of customer services

•       Accelerating new product development

•       Optimizing cash flow and our supply chain

•       Creating a performance-based ethical culture

•       Developing people and opportunities

Improving our customer’s bottom line.   We believe that our success depends on the success of our customers. Understanding our customers’ objectives and businesses should enable us to quickly incorporate their needs into our product offerings and to offer them effective solutions to their business needs. By offering them effective solutions to their needs, we should be able to provide them with solutions that significantly improve their own profitability.

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

Expanding our range of customer services.   We believe that our desire to improve our customer’s bottom line demands the creation of new and innovative services designed to meet specific customer needs. We are working to establish faster, simpler business practices designed to make our customers’ experience with us easier and friendlier.

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

Creating a performance-based ethical culture.   We believe that the success of our strategic initiatives will depend on our ability to execute them within the framework of a performance-based culture dedicated to meeting the needs of our customers, stockholders and other constituencies, supported by a corporate culture that is committed to strong principles of business ethics and compliance with law. We recognize the need to align our performance with our organizational capabilities and practices and our strategic vision to enable us to grow at the rate we expect, to drive operating improvements at the rate we expect, and to make the progress against targets necessary to create the necessary alignment.

Developing people and opportunities.   We believe that our success depends heavily on the skill and motivation of our employees and that we must therefore invest in the skills that our employees possess and those that we need to accomplish our strategic initiatives.

As with any growth strategy, there can be no assurance that we will succeed in accomplishing our strategic initiatives.

2005 results

Table 1 below sets out the amounts and percentages of our revenue by class of product and service for each of the three years ended December 31, 2005.

Table 1

	2005		2004		2003
	(dollars in thousands)
Systems and other products	$55,748	39.9%	$45,977	36.7%	$41,081	37.3%
Materials	44,648	32.0	37,999	30.3	32,003	29.1
Services	39,274	28.1	41,403	33.0	36,931	33.6
Totals	$139,670	100.0%	$125,379	100.0%	$110,015	100.0%

Consolidated revenue increased in each of 2005 and 2004 compared to the immediately preceding year, continuing a trend that began in the fourth quarter of 2003. Revenue from systems and materials increased in 2005 compared to 2004 while revenue from services decreased. Revenue from each of our classes of products and services increased in 2004 compared to 2003.

Our trend of improving operating results began in the fourth quarter of 2003. Since then, our revenue has increased in each quarter, year-over-year. We have reported operating income for each quarter since the second quarter of 2004. We have also reported net income available to common stockholders for each consecutive quarter since the third quarter of 2004. While we currently expect this favorable trend of improving operating results to continue, there can be no assurance that it will continue. For 2005, as discussed in greater detail below:

•       Revenue rose 11.4% to a record $139.7 million.

•       We introduced 12 new products and services in addition to the 17 new products and services that we introduced from the latter part of 2003 through the end of 2004. Certain of these new products contributed significantly to our higher level of revenue in 2004 and 2005. As discussed above, these new products include our family of 3-D Printers, our new stereolithography and selective laser sintering systems and a range of new materials designed to differentiate the solutions we offer our customers from those available from others and to serve a variety of customer needs.

•       Revenue from systems and other products increased 21.3% in 2005 compared with 2004, primarily reflecting continuing strong unit growth from new systems that we have introduced since the latter part of 2003 and the favorable combined effect of price and mix.

•       Revenue from materials increased by 17.5% in 2005 compared to 2004, primarily reflecting strong unit growth in the sale of new materials.

•       Revenue from our growing family of proprietary consumable materials reached a record high of $44.6 million in 2005.

•       Revenue from services declined 5.1% in 2005 compared to 2004, primarily due to lower revenue from customer training, maintenance and upgrade services, reflecting a deliberate shift in our marketing strategy to de-emphasize our ongoing support of certain legacy systems.

•       Recurring revenue from materials and services rose to $83.9 million from $79.4 million in 2004 and $68.9 million in 2003 but decreased to 60.1% of revenue in 2005 from 63.3% of revenue in 2004, reflecting the strong growth in sales of new systems in 2005 and a decrease in revenue from services. We expect these recurring revenues to continue to increase with higher sales of new systems, and under our target operating model we are working as one of our business objectives to build recurring revenue from materials and services to be in excess of 75% of total revenue. There can of course be no assurance that we will achieve this business objective.

•       Revenue growth was led by our North American and Asia-Pacific regions, which grew 26.9% and 9.8%, respectively, compared to 2004.

•       Revenue from our growing 3-D Printing business exceeded $16 million, reflecting our continued success in expanding our portfolio of 3-D Printing products and applications.

•       Operating expenses continued to decline in 2005 as a percentage of revenue in spite of a $1.7 million increase in research and development expenses and $1.2 million of special costs in connection with our previously announced plans to relocate our headquarters and R&D facilities to Rock Hill, South Carolina.

•       Income from operations increased 66.8% to $9.3 million from $5.6 million in 2004. This was primarily the result of our higher revenue and gross profit in 2005, partially offset by modestly higher operating expenses.

•       For the second year in a row, our business generated operating profits and positive net income per share.

•       Helped by the tax benefits discussed below, net income available to common stockholders increased eight-fold to $8.4 million from $1.0 million in 2004. This was primarily the result of higher operating income, lower interest and other expense, net and a $1.5 million benefit from income taxes, partially offset by higher preferred stock dividends. See “Results of Operations for 2005, 2004 and 2003—Provisions for (benefit of) income taxes” below.

•       Diluted income per share rose to $0.53 for 2005 from $0.07 in 2004.

•       The net effect of the $2.5 million non-cash tax benefit mentioned above, which had the effect of increasing net income, and the partially offsetting $1.2 million of special costs related to our relocation to Rock Hill, South Carolina, mentioned above accounted for $1.3 million or $0.08 per share of the increase in net income available to the common stockholders for 2005.

•       Significant investments in new product development and working capital for new product roll-outs resulted in slightly lower unrestricted cash of $24.1 million at the end of 2005.

•       Our increasing profitability and favorable outlook enabled us to reduce the valuation allowance placed on our deferred tax assets in previous years and to begin to recognize the benefit of our previously accumulated losses to reduce our taxable income. The valuation allowance reduction produced $2.5 million of tax benefits in 2005 that more than offset our provision for income taxes in 2005, and we anticipate that continued profitable results and favorable outlook should permit additional reductions in future periods of our $24.6 million valuation allowance at December 31, 2005. Our deferred tax assets include, among other things, tax savings anticipated from more than $78.4 million of consolidated net operating loss carry-forwards.

Although backlog has historically not been a significant factor in our business, reflecting our relatively short production and delivery lead times, we had approximately $6.8 million of booked orders outstanding at December 31, 2005, primarily for systems, all of which we expect to ship in 2006.

Systems’ orders and sales tend to fluctuate on a quarterly basis as a result of a number of factors, including the types of systems ordered by customers, customer acceptance of newly introduced products, the timing of product orders and shipments, global economic conditions and fluctuations in foreign exchange rates. Our customers generally purchase our systems as capital equipment items, and their purchasing decisions may have a long lead-time. Due to the relatively high list price of certain systems and the overall low unit volume of sales in any particular period, the acceleration or delay of orders and shipments of a small number of systems from one period to another can significantly affect revenue reported for our systems’ sales for the period involved. Revenue reported for systems’ sales in any particular period is also affected by revenue recognition rules prescribed by generally accepted accounting principles. However, as noted above, production and delivery of our systems is generally not characterized by long lead times, and backlog is therefore generally not a material factor in our business.

Results of Operations for 2005, 2004 and 2003

Consolidated revenue

The principal factors affecting our consolidated revenue in the three years ended December 31, 2005 were changes in unit volume, the combined effect of changes in product mix and average selling prices, and foreign currency translation. As used in this management’s discussion and analysis, the combined effect of changes in product mix and average selling prices, sometimes referred to as price and mix, relates to changes in revenue that are not able to be specifically related to changes in unit volume. Among these changes are changes in the product mix of our systems as the trend toward smaller, more economical systems that has affected our business for the past several years has continued and the influence of new products has grown.

For 2005, consolidated revenue increased 11.4% to $139.7 million from $125.4 million in 2004. In 2004, consolidated revenue increased 14.0% from $110.0 million in 2003.

The increase in consolidated revenue in both 2005 and 2004 was primarily due to higher unit sales from new products and services and the combined effect of price and mix. In each year, this increase was partially offset by lower revenue from our core legacy products and services, reflecting a continuing trend in lower revenue from those products and services. Foreign currency translation, which added $5.8 million to consolidated revenue in 2004, had a $1.2 million adverse effect on consolidated revenue in 2005 as the

U.S. dollar strengthened against the foreign currencies in which we transact business in 2005. Expressed in percentage terms, the effect of foreign currency translation in 2005 was to reduce our growth in revenue by 1.0 percentage point while in 2004 it had the effect of increasing our revenue growth by 5.3 percentage points.

Sales of new products and services introduced since the latter part of 2003 increased by $22.7 million to $38.9 million in 2005 and by $14.5 million to $16.1 million in 2004. Revenue from new products and services was 27.8% of consolidated revenue in 2005 and 12.9% of consolidated revenue in 2004. New systems and materials introduced since the fourth quarter of 2003 that contributed to our higher revenue in 2005 included our new Sinterstation® Pro SLS® systems, our new Viper™ Pro SLA® systems, our 3-D Printers and various of our new materials. New systems and materials introduced that contributed to our higher revenue in 2004 included our standard InVision™ 3-D Printer, our high-resolution InVision™ HR 3-D Printer, the Sinterstation® HiQ™ SLS® system and VisiJet®, Amethyst™ and LaserForm™ A6 materials. Revenue from other new products was not material to our operating results in either 2005 or 2004.

Our higher level of consolidated revenue in 2004 overcame the adverse effect we experienced in 2003 and prior years of:

•       Increased demand by customers for lower-cost and smaller-frame systems;

•       A reduction in the volume of stereolithography materials that we sold following the termination of a distribution agreement with a supplier in 2002 and the subsequent introduction of our own stereolithography materials;

•       Limited new product introductions in 2003 and prior years; and

•       Customer concerns in 2003 and prior years regarding our financial performance and stability.

Revenue by class of product and service

2005 compared to 2004.   As shown in Table 2, the $14.3 million increase in consolidated revenue for 2005 was primarily due to new product volume and the combined effect of price and mix, partially offset by lower volume of our core older products and the unfavorable effect of foreign currency translation. Sales of new products and services introduced since the latter part of 2003 increased by 18.2% to $22.9 million in 2005 but were partly offset by $12.0 million of lower sales of our core products and services, continuing their downward trend.

The components of this $14.3 million increase in revenue as they relate to our classes of products and services for 2005 are shown in the following table, together with the corresponding percentage of that change compared to the 2004 level of revenue for that product or service.

Table 2

	Systems and other products		Materials		Services		Net change in consolidated revenue
	(dollars in thousands)
Volume—core products and services	$(6,694)	(14.6)%	$(1,587)	(4.2)%	$(3,686)	(8.9)%	$(11,967)	(9.5)%
Volume—new products and services	13,332	29.0	7,920	20.8	1,607	3.9	22,859	18.2
Price/mix	3,931	8.5	677	1.8	0	0.0	4,608	3.7
Foreign currency translation.	(798)	(1.7)	(361)	(1.0)	(50)	(0.1)	(1,209)	(1.0)
Net change in consolidated revenue	$9,771	21.3%	$6,649	17.4%	$(2,129)	(5.1)%	$14,291	11.4%

As set forth in Table 1 and Table 2:

•       Revenue in 2005 from systems and other products increased 21.3% to $55.7 million from $46.0 million in 2004. Revenue from systems and other products represented 39.9%, 36.7% and 37.3% of consolidated revenue for 2005, 2004 and 2003, respectively.

The increase in revenue from systems and other products was primarily due to $17.3 million of increases in unit volume arising from sales of our newer systems and the favorable combined effect of price and mix, partially offset by a $7.5 million decline in core product unit volume and unfavorable foreign currency translation effects.

•       Revenue from materials increased 17.4% to $44.6 million in 2005 from $38.0 million for 2004. Revenue from materials represented 32.0%, 30.3% and 29.1% of consolidated revenue for 2005, 2004 and 2003, respectively.

The increase in revenue from materials was primarily due to $7.9 million arising from higher unit sales of new products and the $0.7 million favorable combined effect of price and mix, partially offset by a $1.6 million decline in core product unit volume and a $0.4 million unfavorable effect of foreign currency translation.

•       Revenue from services decreased 5.1% to $39.3 million for 2005 from $41.4 million for 2004. Revenue from services represented 28.1%, 33.0% and 33.6% of consolidated revenue for 2005, 2004 and 2003, respectively.

The decrease in revenue from services was principally due to a net $2.1 million decline in unit volume of our core services that more than offset an increase in new services, and by the $0.1 million unfavorable effect of foreign currency translation.

2004 compared to 2003.   As shown in Table 3, the $15.4 million increase in consolidated revenue for 2004 was primarily due to new product volume, the combined effect of price and mix and favorable foreign currency translation.

The components of the $15.4 million increase in revenue in 2004 compared to 2003 as they relate to our classes of products and services for 2004 are shown in the following table, together with the corresponding percentage of that change compared to the 2003 level of revenue for that product or service.

Table 3

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

As set forth in Table 1 and Table 3:

•       Revenue from systems and other products increased 11.9% to $46.0 million in 2004 from $41.1 million in 2003. Revenue from systems and other products represented 36.7% and 37.3% of consolidated revenue for 2004 and 2003, respectively.

The increase in revenue from systems and other products in 2004 was primarily due to $9.4 million arising from higher unit sales of our new systems and a favorable $2.1 million effect of foreign currency translation, partially offset by a $4.4 million decline in unit sales of our mature equipment systems and a $2.2 million combined effect of changes in product mix and average selling prices. The partially offsetting effect of product mix and average selling prices on revenue from systems was primarily due to price declines in mature systems. The decline in systems’ sales as a percentage of consolidated revenue reflected primarily the price change differential between mature systems and materials from 2003 to 2004.

•       Revenue from materials increased 18.7% to $38.0 million for 2004 from $32.0 million for 2003. Revenue from materials represented 30.3% and 29.1% of consolidated revenue for 2004 and 2003, respectively.

The increase in revenue from materials in 2004 was primarily due to $3.6 million arising from higher unit sales of new products, a $2.3 million favorable combined effect of price and mix and a $1.9 million favorable effect of foreign currency translation, partially offset by a $1.8 million decline in unit volume of our mature materials.

•       Revenue from services increased 12.1% to $41.4 million for 2004 from $36.9 million for 2003. Revenue from services represented 33.0% and 33.6% of consolidated revenue for 2004 and 2003, respectively.

The increase in revenue from services in 2004 was primarily due to $2.8 million arising from higher unit volume and to the $1.7 million favorable effect of foreign currency translation. The higher unit volume in 2004 was primarily derived from services related to our new InVision™3-D Printers and installation of upgrade kits for Sinterstation® HiQ™ SLS® systems, and, to a lesser extent, from expanded services for mature systems.

Revenue by geographic region

The United States and the Asia-Pacific region were the principal contributors to our higher level of revenue in 2005. European revenue decreased modestly in 2005. Each geographic area in which we operate contributed to our higher revenue in 2004 compared to that in 2003.

Revenue by geographic area in which we operate is shown in the following table.

Table 4

	Year ended December 31,
	2005		2004		2003
	(dollars in thousands)
U.S. operations	$66,020	47.3%	$52,024	41.5%	$51,888	47.2%
European operations	50,654	36.2	52,407	41.8	41,976	38.1
Asia-Pacific operations	22,996	16.5	20,948	16.7	16,151	14.7
Total revenue	$139,670	100.0%	$125,379	100.0%	$110,015	100.0%

2005 compared to 2004.   The components of our $14.3 million increase in revenue by geographic region for 2005 are shown in Table 5, together with the corresponding percentage of that change compared to the level of revenue for the corresponding period of 2004 for that geographic area.

On a consolidated basis, this $14.3 million increase resulted from $10.9 million of higher unit volume contributed by the U.S. and the Asia-Pacific region and $4.6 million due to the favorable combined effect of price and mix, partially offset by a decline in unit volume in Europe and the $1.2 million unfavorable effect of foreign currency translation, derived from both Europe and the Asia-Pacific region.

Table 5

	U.S.		Europe		Asia-Pacific		Net change in consolidated revenue
	(dollars in thousands)
Volume	$11,635	22.4%	$(3,024)	(5.8)%	$2,281	10.9%	$10,892	8.7%
Price/mix	2,360	4.5	1,717	3.3	531	2.5	4,608	3.7
Foreign currency translation.	—	—	(445)	(0.8)	(764)	(3.6)	(1,209)	(1.0)
Net change in consolidated revenue	$13,995	26.9%	$(1,752)	(3.3)%	$2,048	9.8%	$14,291	11.4%

As set forth in Tables 4 and 5:

•       Revenue from U.S. operations increased by $14.0 million or 26.9% to $66.0 million for 2005 from $52.0 million for 2004. The growth in revenue from U.S. operations was primarily due to higher unit volume, as we realized the benefits of the 2004 restructuring of the U.S. sales organization, aided by the combined effect of price and mix. Revenue from U.S. operations represented 47.3% and 41.5% of consolidated revenue for 2005 and 2004, respectively.

•       Revenue from operations outside the U.S. was essentially flat at $73.6 million for 2005 compared to $73.3 million for 2004 but decreased to 52.7% of consolidated revenue for 2005 from 58.5% of consolidated revenue for 2004, reflecting the effect of the higher growth in revenue in the U.S.

Expressed in percentage terms, the effect of foreign currency translation on revenue from operations outside the U.S. was to reduce it by 0.4 percentage points for 2005 as a percentage of consolidated 2005 revenue. Compared to our 2004 revenue from operations outside the United States, the effect of the $1.2 million unfavorable effect of foreign currency translation in 2005 was to reduce revenue from those operations by 2.1 percentage points.

•       Revenue from Asia-Pacific operations increased by $2.0 million or 9.8% to $23.0 million for 2005 from $20.9 million for 2004. This increase in revenue resulted primarily from higher unit volume and the favorable combined effect of price and mix, partially offset by the unfavorable effect of foreign currency translation. Asia-Pacific revenue represented 16.5% and 16.7% of consolidated revenue for 2005 and 2004, respectively.

•       The favorable performance of our Asia-Pacific operations was largely offset by lower revenue from our European operations, which decreased by $1.8 million or 3.3% to $50.7 million for 2005 from $52.4 million for 2004. This decrease was due primarily to $3.5 million of lower revenue arising from lower unit volume and the adverse effect of foreign currency translation, partially offset by $1.7 million from the favorable combined effect of price and mix. European revenue represented 36.2% and 41.8% of consolidated revenue for 2005 and 2004, respectively.

2004 compared to 2003.   The components of the $15.4 million increase in revenue by geographic region for 2004 are shown in Table 6, together with the corresponding percentage of that change compared to the level of revenue for the corresponding period of 2003 for that geographic area.

On a consolidated basis, this $15.4 million increase resulted from $10.6 million of higher unit volume contributed by Europe and the Asia-Pacific region, partially offset by lower unit volume in the United States, $5.8 million due to the favorable effect of foreign currency translation, derived primarily from Europe, and less than $0.1 million due to the favorable combined effect of price and mix although the favorable effect of price and mix more than offset the negative effect in the United States of lower unit volume.

Table 6

	U.S.		Europe		Asia-Pacific		Net change in consolidated revenue
	(dollars in thousands)
Volume	$(1,055)	(2.0)%	$7,140	17.0%	$3,472	21.5%	$9,557	8.7%
Price/mix	1,191	2.3	(1,748)	(4.2)	607	3.8	50	0.1
Foreign currency translation.	—	—	5,039	12.0	718	4.4	5,757	5.2
Net change in consolidated revenue	$136	0.3%	$10,431	24.8%	$4,797	29.7%	$15,364	14.0%

As set forth in Tables 4 and 6:

•       Revenue from U.S. operations was essentially flat in 2004 compared to 2003 as lower unit volume was offset by the combined effect of price and mix. During 2004, we focused on the restructuring and realignment of our U.S. sales organization, which was completed by year-end. Revenue from U.S. operations represented 41.5% and 47.2% of consolidated revenue for 2004 and 2003, respectively.

•       Revenue from operations outside the U.S. increased to 58.5% of consolidated revenue for 2004 from 52.8% of consolidated revenue for 2003. Excluding the favorable effect of foreign currency translation only for the current year, revenue from operations outside the U.S. would have been 56.5% of consolidated revenue for 2004 and 51.3% of consolidated revenue for 2003.

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

•       Revenue from European operations increased 24.8% to $52.4 million for 2004 from $42.0 million for 2003. Including the effect of foreign currency translation, European revenue was 41.8% and 38.1% of consolidated revenue for 2004 and 2003, respectively.

•       Revenue from Asia-Pacific operations increased 29.7% to $20.9 million for 2004 from $16.2 million for 2003. Including the effect of foreign currency translation, Asia-Pacific revenue was 16.7% and 14.7% of consolidated revenue for 2004 and 2003, respectively.

Costs and margins

We experienced an improvement in gross profit and gross profit margin in each of 2005 and 2004 compared to the immediately preceding year. Gross profit increased 12.5% to $63.1 million in 2005 and 30.0% to $56.1 million in 2004 from $43.1 million in 2003.

Table 7

	Year ended December 31,
	2005		2004		2003
	Gross Profit	% Revenue	Gross Profit	% Revenue	Gross Profit	% Revenue
	(dollars in thousands)
Products	$50,423	50.2%	$40,078	47.7%	$33,266	45.5%
Services	12,707	32.4	16,013	38.7	9,876	26.7
Total	$63,130	45.2%	$56,091	44.7%	$43,142	39.2%

The $7.0 million increase in gross profit in 2005 was due primarily to our higher unit volume and the favorable combined effect of price and mix. The $12.9 million increase in gross profit in 2004 was due primarily to increased revenue, including favorable foreign exchange translation effects on revenue, and favorable combined price and mix changes.

Our gross profit margin increased 0.5 percentage points to 45.2% of consolidated revenue in 2005 as the 2.5 percentage point increase in product margins in 2005 was largely offset by a decline in service margins and the adverse foreign currency transaction items discussed below. Gross profit margin increased 5.5 percentage points to 44.7% of consolidated revenue in 2004 compared to 39.2% in 2003 reflecting higher margins in both products and services in 2004 compared to 2003. As one of our business objectives, we are working to manage our gross profit margin to be in the range of 50% to 55% of revenue as our business grows. While the gross profit margin of our products reached 50% in 2005, the lower gross profit margin of our services resulted in a 45.2% combined gross profit margin. There can, of course, be no assurance that our longer-term business objective will be achieved.

Cost of sales, which is the principal influence on gross profit, increased 10.5% to $76.5 million in 2005 and 3.6% to $69.3 million in 2004 from $66.9 million in 2003. However, as a percentage of consolidated revenue, cost of sales declined to 54.8% of revenue in 2005 and to 55.3% of revenue in 2004 from 60.8% of consolidated revenue in 2003, resulting in an improvement in gross profit margin in each year.

The increase in cost of sales in 2005 was due primarily to our higher volume. Foreign currency transaction items had a $1.0 million unfavorable effect on cost of sales compared to 2004, resulting in a 0.7 percentage point reduction in gross profit.

The increase in cost of sales in 2004 was due primarily to our higher volume, partially offset by a favorable net impact of product and service costs and mix changes. Systems’ costs per unit were generally lower due to manufacturing and supply chain efficiencies, partially offset by production ramp-up costs associated with the introduction of new products and under-absorbed direct manufacturing costs associated with the outsourcing of our equipment assembly activities to third parties. Materials’ costs increased on balance as a result of mix changes. Service costs benefited from lower warranty costs and performance efficiencies.

Gross profit margin for products increased to 50.2% of consolidated product revenue in 2005 from 47.7% of 2004 consolidated product revenue. The increase in product margins in 2005 was due primarily to higher unit sales of new systems and materials, lower costs from our outsourcing activities and the favorable combined effect of price and mix, but we did not realize the full benefit of those improvements because of unabsorbed manufacturing overhead arising from our outsourcing activities, additional costs associated with rollout of two major new systems in 2005 and adverse foreign exchange transaction effects.

Gross profit margin for products increased to 47.7% of consolidated product revenue in 2004 from 45.5% of 2003 consolidated product revenue. The increase in product margins in 2004 was due primarily to increased revenue, including net favorable foreign currency effects, net cost increases which were proportionately less than revenue increases for the reasons mentioned above and favorable mix changes, partially offset by costs associated with carrying out customer conversions to our materials from materials provided by other suppliers.

Gross profit margin on services decreased to 32.4% of consolidated service revenue for 2005 from 38.7% of 2004 consolidated service revenue. Service margins in 2005 were adversely affected by lower sales of upgrades for older legacy systems, by higher training and field service activity and by a special compensation-related charge.

Gross profit margin on services increased to 38.7% of consolidated service revenue for 2004 from 26.7% of 2003 consolidated service revenue. Service margins in 2004 continued to benefit from higher revenue and lower costs associated with lower warranty costs and greater performance efficiencies.

Operating expenses

As shown in Table 8, total operating expenses increased by $3.3 million or 6.5% to $53.8 million in 2005 after having declined 13.1% to $50.5 million in 2004 compared to 2003. The increase in 2005 was primarily due to $1.7 million of higher research and development expenses, reflecting our continuing commitment of resources to research and development projects and new product developments, and $1.2 million of severance and restructuring costs, primarily arising from our planned relocation to Rock Hill, South Carolina. Those severance and restructuring costs constituted more than 33% of the increase in operating expenses in 2005. Selling, general and administrative expenses increased by $1.0 million in 2005.

Operating expenses continued to decline in 2005 as a percentage of revenue, amounting to 38.5% of revenue in 2005, 40.3% of revenue in 2004 and 52.8% of revenue in 2003. As one of our business objectives, we are working to manage our operating expenses to be in the range of 30% to 35% of revenue as our business grows. However, there can be no assurance that we will achieve this objective.

Table 8

	Year ended December 31,
	2005		2004		2003
	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue
	(dollars in thousands)
SG&A	$40,382	28.9%	$39,411	31.4%	$48,643	44.2%
R&D	12,176	8.7	10,474	8.4	9,031	8.2
Severance and restructuring costs	1,227	0.9	605	0.5	442	0.4
Total	$53,785	38.5%	$50,490	40.3%	$58,116	52.8%

Selling, general and administrative expenses.   Selling, general and administrative expenses increased by $1.0 million or 2.5% to $40.4 million in 2005 compared to 2004 after declining by $9.2 million during 2004 compared to 2003. However, selling, general and administrative expenses continued their downward trend as a percentage of revenue in 2005 and were 28.9%, 31.4% and 44.2% of consolidated revenue in 2005, 2004 and 2003, respectively.

The $1.0 million increase in selling, general and administrative expenses in 2005 was primarily due to:

•  a $2.8 million reduction in legal fees and expenses as a result of our settlement in 2004 of various legacy legal matters discussed below,

that was more than offset by:

•  the absence in 2005 of a $1.5 million benefit in 2004 of reductions for accruals in healthcare costs and bad debt allowances (both discussed below) and environmental reserves;

•       a $2.0 million increase in bonuses and commissions, sales and marketing expenses and other operating costs; and

•       an increase in accounting fees, predominantly related to costs related to compliance with the Sarbanes-Oxley Act of 2002.

For 2004, selling, general and administrative expenses declined 19.0% to $39.4 million from $48.6 million in 2003.  This $9.2 million decline was due primarily to:

•       a $5.0 million decline in legal costs, primarily related to reduced patent litigation costs as a result of litigation settlements during 2004 and the absence in 2004 of legal fees incurred in 2003 related to our revenue recognition investigation relating to 2002 and previous years;

•       $1.4 million of lower costs related to depreciation, travel and entertainment expenses, outside vendor processing costs, consulting professional fees and utility costs;

•       $1.2 million of lower bad debt expense, discussed below;

•       The absence in 2004 of the $0.8 million impairment charge in 2003 related to technology associated with the curtailed product commercialization efforts in our Optoform Sarl unit; and

•       $0.6 million of lower accounting fees associated with the absence in 2004 of costs incurred in 2003 related to our revenue recognition investigation,

partially offset by:

•       $1.4 million of higher fees and expenses related to our compliance with Section 404 of The Sarbanes-Oxley Act of 2002; and

•       $1.1 million of higher employee compensation, recruitment and relocation expenses.

In 2005, legal costs amounted to $2.6 million compared to $5.1 million in 2004 and $10.1 million in 2003. In 2004, these costs included $3.1 million of fees and expenses associated with the completion of the settlement of previously outstanding litigation and with our compliance with SEC and Department of Justice subpoenas that we had received in 2003. On October 29, 2004, we received a letter from the SEC stating that it had closed its investigation of our revenue recognition practices and did not intend to recommend any enforcement action with respect to us.

During 2004, we began to realize the benefit of replacing the self-insured medical benefit program that we had maintained prior to 2004 with a third-party insured program in February 2004. Employee benefit expenses declined in 2004 primarily as a result of the adoption of this new insured program and included a $0.7 million decrease in our reserve for future claims under the former self-insured program.

Bad debt expense was nominal for 2005, compared to a $0.2 million credit for 2004 that reflected a $1.2 million reduction from the $1.0 million of bad-debt expense in 2003. Our allowance for doubtful accounts was $1.0 million and $1.2 million at December 31, 2005 and 2004, respectively. Days’ sales outstanding (DSO) increased from 53 days at December 31, 2004 to 69 days at December 31, 2005 primarily due to the timing of new systems’ shipments late in the fourth quarter of 2005. DSO declined from 62 days at December 31, 2003 to 53 days at December 31, 2004 due to tighter credit and collection management during 2004. Receivables more than 90 days past due represented 5.1%, 4.9% and 8.3% of gross accounts receivable outstanding at December 31, 2005, 2004 and 2003, respectively. We expect most of the increase in accounts receivable at December 31, 2005 to be collected during the first quarter of 2006 and to decline in the first quarter of 2006 except to the extent of new sales in the first quarter. See “Liquidity and Capital Resources—Working capital” below.

As required by Statement of Financial Accounting Standards (“SFAS”) No. 123R, which relates to the expensing of stock options and certain other equity compensation, we began to expense previously issued equity awards for which service has not been rendered beginning on January 1, 2006. As of December 31, 2005, we estimate our maximum expense for existing stock options as a result of the adoption of SFAS No. 123R to be approximately $1.4 million, of which $0.8 million would be recognized for 2006 and $0.6 million would be recognized for 2007. This projected expense will change if any stock options are granted, which we do not expect to occur, or cancelled prior to the respective reporting periods or if any changes are required to be made for estimated forfeitures as of January 1, 2006.

As of December 31, 2005, we estimate our expense for outstanding restricted stock awards to be approximately $1.5 million, which would be recognized $0.5 million for 2006, $0.5 million for 2007, $0.3 million for 2008 and $0.2 million for 2009. This projected expense will change if any restricted stock awards are granted, which we expect to occur, or repurchased prior to vesting in any of the respective reporting periods.

Research and development expenses.   Research and development expenses increased 16.2% to $12.2 million in 2005 and 16.0% to $10.5 million in 2004 from $9.0 million in 2003. We anticipate that we will continue to devote our efforts to selected research and development projects and new product developments during 2006 and that, as a result, research and development expenses should be in the range of  $11.5 million to $13.0 million for 2006.

Severance and restructuring costs.   Severance and other restructuring costs amounted to $1.2 million in 2005, $0.6 million in 2004 and $0.4 million in 2003.

Our severance and other restructuring costs in 2005 related primarily to costs incurred in the fourth quarter of 2005 in connection with our planned relocation to Rock Hill, South Carolina. These costs included $0.7 million of personnel, relocation and recruiting costs and approximately $0.5 million of non-cash charges associated with accelerated amortization and asset impairments, and they were generally in line with our previously announced estimate for 2005.

We estimate that, during 2006, the total pretax costs to complete this relocation and consolidation should be in the range of $6.4 million to $8.1 million. This amount includes estimated cash expenditures of $6.2 million for moving costs and other costs related to personnel, relocation and recruiting and up to $1.7 million of facility exit costs. These estimated 2006 costs do not include an estimated $0.2 million of non-cash costs related to accelerated amortization and asset impairments. Included in the range of facility exit costs is an estimate of costs that may be incurred if we encounter delays in disposing of the Grand Junction facility, which we own, and the Valencia facility, which we lease.

In addition to other significant operational and strategic improvements that we expect to achieve from our relocation project, we project that we should realize facilities’ and operating-cost savings in excess of $2.5 million per year beginning in 2007, the first full year of planned operations in the Charlotte area. We also believe that South Carolina will provide a favorable business climate, significant investment and tax benefits and a sustained lower cost of doing business. We believe these savings should provide a substantial return on the anticipated investment in up-front moving and other costs, and we expect them to translate into long-term improvements in profitability.

Except for the costs incurred in 2005, all of the foregoing costs and anticipated savings relating to our relocation project are provided solely as estimates. There can be no assurance that our estimates will not change as we proceed with this project, that actual expenditures will not differ from our estimates, or that anticipated savings and efficiencies will be realized.

The $0.6 million of severance and restructuring costs that we incurred in 2004 arose from the following activities:

•       We accrued $0.4 million of severance expenses during 2004 in connection with the outsourcing of our equipment assembly activities in Grand Junction, Colorado, a personnel realignment in Europe and certain other personnel changes in the United States. We expended $0.2 million of these severance expenses through December 31, 2004 and expended the remainder in 2005.

•       During 2004, we accrued an additional $0.2 million of exit costs related to our office in Austin, Texas in order to fully provide for its estimated remaining exit costs. In previous restructuring activities in 2002, we had closed this office and accrued a portion of the exit costs from such facility for the remaining term of the underlying lease, which expires at the end of 2006. The unaccrued portion of these exit costs reflected a reduction in the exit costs arising from sublease rent that we estimated would be received for portions of the remaining term of such lease. Because that facility had not yet been subleased, we accrued an additional $0.2 million of those exit costs during 2004 to fully provide for the estimated remaining exit costs. We expect our cash outlays to implement this closure for 2006 to be in the range of $0.2 million, and we expect to realize $0.3 million in annualized cost savings (on a full-year run-rate basis) from the closure of this facility, which savings should be realized in the future once the exit costs are paid.

Substantially all of the restructuring costs that we accrued in connection with reductions in force in 2003 and prior years had been expended as of December 31, 2003, and those restructurings had been substantially completed as of that date. In 2003, we eliminated approximately 43 positions from our workforce. In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” we recorded $0.4 million of severance expense in 2003 in connection with these reductions.

At December 31, 2005 and 2004, our restructuring reserve for unexpended restructuring costs amounted to $0.4 million and $0.5 million, respectively. See Note 14 to the Consolidated Financial Statements for the year ended December 31, 2005.

Income from operations

As a result of our higher consolidated revenue and our higher gross profit, partially offset by our modestly higher operating costs and expenses discussed above, we recorded $9.3 million of income from operations in 2005, representing 6.7% of consolidated revenue for 2005.

As a result of our higher consolidated revenue and our higher gross profit margin, partially offset by our relatively lower operating costs and expenses discussed above, we recorded $5.6 million of income from operations in 2004, representing 4.5% of consolidated revenue for 2004.

On a geographic basis, we recorded operating income in the United States in 2005, reversing U.S. operating losses in 2004 and 2003. During 2004, we adopted certain transfer pricing and other intercompany initiatives that contributed to our U.S. operating income in 2005 and account for a substantial portion of the decline in operating profit outside of the U.S. in 2005.

Depreciation and amortization declined to $5.8 million in 2005 and $7.0 million in 2004 from $8.4 million in 2003. The decline in depreciation and amortization in 2004 and 2005 was primarily the result of reduced depreciation associated with lower levels of fixed assets and, to a lesser extent, the lower level of capital expenditures during each year.

Interest and other expense, net

Interest and other expense, net, which consists primarily of interest income and interest expense, declined to $0.8 million for 2005 as $0.8 million of investment income from our continuing high level of cash and cash equivalents and higher interest rates for invested funds in 2005 partially offset $1.8 million of interest expense from our $26.3 million of outstanding debt. We also benefited in 2005 from a $0.3 million gain on the sale of certain assets and from the absence of $0.7 million of annual interest expense associated with our 7% convertible subordinated debentures, all of which were converted into Common Stock as of December 30, 2004.

Interest and other expense, net, decreased to $2.0 million for 2004 from $2.9 million in 2003. The decrease in 2004 was due primarily to the absence in 2004 of interest expense associated with borrowings under a credit facility that we repaid and terminated in the fourth quarter of 2003 and an increase in interest income arising from the short-term investment of excess cash, partially offset by added interest expense associated with the 6% convertible subordinated debentures that we issued in the fourth quarter of 2003. See Note 16 to the Consolidated Financial Statements for the year ended December 31, 2005.

Provisions for (benefit from) income taxes

We recorded a $1.5 million benefit from income taxes in 2005 compared to a $1.1 million provision for income taxes in both 2004 and 2003.

Our 2005 tax benefit arose primarily from a $2.5 million reduction in the valuation allowance for our deferred tax assets, which is discussed below, that more than offset a $1.0 million provision for taxes in 2005 that arose primarily from foreign taxes.

Our 2004 and 2003 tax provisions arose primarily from taxes on foreign operations.

As discussed below, in 2002, we determined, based upon our then accumulated losses and our then continuing operating losses, that it was more likely than not that we would not be in a position to realize our deferred tax assets in future years. Accordingly, we increased our valuation allowance for these net deferred tax assets and reduced the carrying value of our net deferred tax assets to zero.

During 2004, our gross deferred tax assets declined by $2.1 million, primarily from the use of net operating loss carry-forwards to offset taxable income, and our deferred tax liabilities declined by $1.0 million, primarily related to the amortization of intangibles. As a result, our total deferred tax assets and our valuation allowance declined by the net amount of $1.1 million. The valuation allowance for our deferred tax assets was $28.8 million and $29.9 million at December 31, 2004 and 2003, respectively.

During 2005, our gross deferred tax assets declined by $2.2 million, primarily from the reduction of accrued liabilities, reserves and allowances and capitalized patent costs included in our deferred tax assets and the use of net operating loss carry-forwards to offset taxable income generated in 2005. Our deferred tax liabilities declined by $0.5 million, primarily due to the amortization of intangibles, partially offset by an increase in other deferred tax liabilities. In addition, as discussed in greater detail below, we reversed $2.5 million of the valuation allowance on our deferred tax assets. The valuation allowance for our deferred tax assets was $24.6 million at December 31, 2005. See “Critical Accounting Policies and Significant Estimates—Income taxes” below and Note 23 to the Consolidated Financial Statements for the year ended December 31, 2005.

Cumulative effect of changes in accounting principles

As discussed above, as of December 31, 2003, we changed our method of accounting for legal fees incurred in the defense of our patent and license rights and of amortizing one of our patent licenses. We adopted such changes retroactively to January 1, 2003. See Note 2 to the Consolidated Financial

Statements for the year ended December 31, 2005. As a result, for the year ended December 31, 2003, we recorded a cumulative effect of such changes in accounting principles of approximately $7.0 million, net of applicable income tax effect, in addition to the $4.7 million incremental increase in selling, general and administrative expenses mentioned above and a $0.3 million increase in cost of sales.

Net income and net income available to common stockholders

We recorded $10.1 million of net income for 2005, a $7.5 million increase over 2004’s level of $2.6 million. The principal reasons for the $7.5 million increase in net income in 2005 were:

•       The $3.7 million increase in operating income;

•       Our benefit from income taxes, due primarily to the $2.5 million non-cash reduction in the valuation allowance for our deferred tax assets; and

•       The $1.2 million reduction of interest and other expense, net,

that were partially offset, with respect to net income available to common stockholders, by

•       a $0.1 million increase in dividends and accretion of issuance costs in 2005 with respect to our Series B Convertible Preferred Stock.

We recorded $2.6 million of net income for 2004 compared to a net loss of $26.0 million in 2003. The principal reasons that we reported net income in 2004 were:

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

Net income available to common stockholders for 2005 was $8.4 million after deducting accrued dividends and accretion of preferred stock issuance costs with respect to our Series B Convertible Preferred Stock. On a per share basis, we recorded $0.56 of basic income per share available to the common stockholders in 2005. After taking into account the dilutive effect of outstanding stock options, diluted income per share available to the common stockholders was $0.53 in 2005.

Net income available to common stockholders for 2004 was $1.0 million, after giving effect to $1.5 million of dividends and accretion of preferred stock issuance costs with respect to our Series B Convertible Preferred Stock. On a per share basis, basic income per share available to the common stockholders in 2004 was $0.08. After taking into account the dilutive effect of outstanding stock options, fully diluted income per share was $0.07 in 2004.

The dilutive effects of our outstanding convertible subordinated debentures and Series B Convertible Preferred Stock were excluded from the calculation of diluted income per share in 2005 and 2004 as they would have been anti-dilutive, that is, they would have increased income per share. See Note 20 to the Consolidated Financial Statements for the year ended December 31, 2005.

In 2003, our net loss available to common stockholders was $26.9 million or $2.10 per share of Common Stock (basic and diluted). Excluding the $7.0 million cumulative effect of the changes in accounting principles discussed above, net loss available to common stockholders was $19.9 million or $1.55 per share of Common Stock. These net losses in 2003 also included the preferred stock dividends mentioned above, including accretion of preferred stock issuance costs. In December 2003, we paid $0.6 million in dividends to the holders of the Series B Convertible Preferred Stock. On a per common share basis, the effect of such dividends on the common stockholders was to increase the loss per share available to common stockholders in 2003 by $0.07 per share.

Liquidity and Capital Resources

During the three years ended December 31, 2005, our principal sources of liquidity have migrated from reliance on external financing transactions to reliance on cash provided by net income and other operating activities before changes in operating accounts. In 2004 and 2005, we also benefited from proceeds from the exercise of stock options.

At December 31, 2003, we had $24.0 million of unrestricted cash and cash equivalents that arose from external financing transactions in that year. Our unrestricted cash increased by $2.3 million to $26.3 million at December 31, 2004 due primarily to the $2.9 million of cash generated in our operations in 2004 and the $1.1 million of cash provided by financing activities, which were partially offset by $1.9 million of cash used in investing activities. Unrestricted cash declined by $2.2 million to $24.1 million in 2005 as investments in working capital, including accounts receivable, inventory and prepaid expenses and other current assets, and investing activities to support our growth more than offset our $10.1 million of net income and the $5.7 million of cash we generated from financing activities, most of which was derived from stock option exercises. We also benefited, particularly in 2005, from the effect of the strengthening U.S. dollar on our cash.

Working capital

Our net working capital increased to $44.2 million at December 31, 2005 from $28.3 million at December 31, 2004. This increase resulted primarily from:

•       an $11.0 million increase in accounts receivable, net;

•       a $4.4 million increase in inventories, net;

•       a $4.0 million increase in prepaid expenses and other current assets;

•       $2.5 million arising from the reversal of a portion of the valuation allowance for our deferred tax assets, which is discussed above; and

•       a $1.2 million decline in accrued liabilities;

partially offset by:

•       a $4.0 million increase in accounts payable;

•       a $1.1 million increase in customer deposits; and

•       a $2.2 million decrease in cash and cash equivalents.

The increase in accounts receivable, net is related primarily to receivables arising from the timing of sales made in the latter part of the fourth quarter of 2005. Receivable days sales outstanding increased to 69 days at December 31, 2005 compared to 53 days at December 31, 2004 primarily reflecting the timing of sales. Accounts receivable more than 90 days past due were 5.1% of receivables at December 31, 2005 and 4.9% of receivables at December 31, 2004.

The components of inventories were as follows:

Table 9

	Year ended December 31,
	2005	2004
	(dollars in thousands)
Raw materials	$2,696	$3,522
Inventory held by assemblers	417	812
Work in process	55	492
Finished goods	10,792	4,686
Total	$13,960	$9,512

The higher level of inventory at December 31, 2005 arose from $6.1 million of higher finished goods inventory incurred to support our higher level of sales, partially offset by declines in raw materials’ inventory, inventory held by our third-party outsource assemblers and work-in-process. Our raw materials and work-in-process inventory declined from December 31, 2004 to December 31, 2005 primarily due to our third-party assemblers having taken over supply-chain responsibilities for the assembly of those systems.

The $4.4 million increase in inventory shown in Table 9 and on the consolidated balance sheets resulted from the cash-flow-related $7.9 million increase in net inventory set forth on the consolidated statement of cash flows partially offset by (i) the $1.4 million reduction in our inventory reserves, (ii) a net $1.3 million non-cash decrease resulting from inventory transferred to fixed assets and (iii) a negative $0.8 million effect arising from foreign currency translation. See Note 21 to the Consolidated Financial Statements for the year ended December 31, 2005. The $1.4 million reduction in our inventory reserves was primarily due to write-offs of previously reserved inventory, a change in estimate related to spare parts inventory and an asset sale of inventory.

In connection with the outsourcing activities that we have entered into with our third-party assemblers, we sold to them components of our raw materials’ inventory related to those systems. We recorded those sales in our financial statements as a product financing arrangement under SFAS No. 49, “Accounting for Product Financing Arrangements.”  At December 31, 2004, $0.8 million of the inventory sold to assemblers remained in inventory, and we had a corresponding accrued liability representing our non-contractual obligation to repurchase assembled systems and refurbished parts produced from such inventory. At December 31, 2005, inventory held by assemblers and our corresponding accrued liability had declined to $0.4 million.

Our prepaid expenses and other current assets also include amounts attributable to our arrangements with our outsource suppliers, which amounts affect our working capital. The components of prepaid expenses and other current assets were as follows (in thousands of dollars):

Table 10

	Year ended December 31,
	2005	2004
Progress payments to assemblers	$5,367	$1,212
Non-trade receivables	1,051	2,310
Other	2,889	1,756
Total	$9,307	$5,278

The non-trade receivables shown in Table 10 together with inventory held by assemblers shown in Table 9, and a related accrued liability in an amount that corresponds to the book value of inventory held by assemblers included in accrued liabilities on our balance sheet relate to the accounting for our outsourcing arrangements pursuant to SFAS No. 49.

At December 31, 2004, in accordance with SFAS No. 49, we recorded in prepaid expenses and other current assets a $2.3 million non-trade receivable from certain of the equipment assemblers that we engaged to assemble our InVision™ 3-D printing equipment, our Viper™ SLA® systems and certain other equipment items, to refurbish used equipment systems and to assemble field service kits for sale by us to our customers. The amount of this non-trade receivable initially reflected the book value of the inventory sold to the assemblers. The amount of that non-trade receivable had decreased to $1.1 million at December 31, 2005 as a result of payments made to us for the inventory sold to them. See Note 5 to the Consolidated Financial Statements for the year ended December 31, 2005. We expect the assemblers to repay the balance of this non-trade receivable to us.

Under our arrangements with our third-party assemblers, we generally purchase assembled systems from them following our receipt of an order from a customer or as needed to repair a component or to service equipment. Under certain circumstances, we anticipate that we may purchase assembled systems from the assemblers prior to the receipt of an order from a customer. At December 31, 2005, we had made $5.4 million of progress payments to assemblers for systems forecasted to be required for resale to customers after December 31, 2005 compared to $1.2 million of progress payments at December 31, 2004. The increase in progress payments during 2005 primarily reflects the ramp up in production for our newly introduced systems, including our Sinterstation® Pro SLS® and our Viper™ Pro SLA® systems.

The $1.2 million decline in accrued liabilities at December 31, 2005 included a $0.4 million decline attributable to the decline in inventory held by assemblers, and the balance of such decline related to changes in accrued liabilities in the ordinary course of business. See Note 12 to the Consolidated Financial Statements for the year ended December 31, 2005. The $1.1 million of vendor accruals included in accrued liabilities related to either goods that we had received but not been invoiced for at December 31, 2005 or goods for which we had received an invoice but not the related goods.

The $1.1 million increase in customer deposits related primarily to advance payments for systems ordered by customers.

The $2.2 million decrease in cash and cash equivalents was due primarily to the use of a total of $9.5 million of cash in operating and investing activities in 2005, which was partially offset by the net effect of the cash provided by financing activities and by the effect of exchange rate changes on cash, which are discussed below.

The changes in 2005 from the items of working capital not discussed above arose in the ordinary course of business. Differences not discussed above between the amounts of working capital item changes in the cash flow statement and the amount of balance sheet changes for those items are primarily the result of foreign currency translation adjustments. See “—Quantitative and Qualitative Disclosures About Market Risk—Foreign exchange rates” below.

Cash flow

The following table summarizes the cash used in or provided by operating activities, investing activities and financing activities, as well as the effect of exchange rate changes on cash, for the years ended December 31, 2005, 2004 and 2003:

Table 11

	2005	2004	2003
	(dollars in thousands)
Cash provided by (used in) operating activities	$(5,808)	$2,928	$1,182
Cash used in investing activities	(2,846)	(1,935)	(2,131)
Cash provided by financing activities	5,717	1,147	22,229
Effect of exchange rate changes on cash	773	182	395
Net increase (decrease) in cash and cash equivalents	$(2,164)	$2,322	$21,675

Cash flow from operations

Net cash used in operating activities in 2005 was $5.8 million. We generated $15.8 million of cash from our $10.1 million of net income and $5.8 million of non-cash expense for depreciation and amortization that was more than offset by:

•       $3.2 million of reconciling items, including the $2.5 million reduction in our valuation allowance for our deferred tax assets, a $0.7 million adjustment to our inventory reserves and $0.3 million of gains on the disposition of property and equipment, partially offset by $0.9 million of stock-based compensation expense; and

•       $19.1 million of cash used in changes in operating accounts.

The principal changes in operating accounts, the reasons for which are discussed above, were:

•       $13.0 million of cash used for additions to accounts receivable;

•       $7.9 million of cash used for additions to inventories; and

•       $4.2 million of cash used for additions to prepaid expenses and other current assets,

partially offset by

•       a $4.2 million increase in accounts payable; and

•       $1.9 million of customer deposits and deferred revenue.

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

Cash used in investing activities

Net cash used in investing activities in 2005 increased to $2.8 million. Investing activities in 2005 consisted principally of costs of acquiring and implementing our new enterprise-wide software system and computer hardware upgrades, other purchases of property and equipment, additions to licenses and patents and software development costs.

Capital expenditures were $2.6 million in 2005, $0.8 million in 2004 and $0.9 million in 2003. We expect our capital expenditures in 2006 to be in the range of $3.5 million to $4.0 million, primarily for information technology systems and hardware and for capital expenditures related to the relocation of our corporate headquarters to Rock Hill, South Carolina. We currently estimate that capital expenditures during 2006 related to our relocation will be in the range of $1.4 million, which does not include the developer’s cost for construction of the new facility that we have agreed to lease.

Net cash used in investing activities in 2004 was $1.9 million. Investing activities in 2004 consisted principally of purchases of property and equipment, additions to licenses and patents and software development costs.

Net cash used in investing activities in 2003 was $2.1 million, reflecting a reduced level of capital expenditures and the absence of capitalized patent legal defense costs relating to the change in accounting principle with respect to such costs that is discussed above.

Cash provided by financing activities

Net cash provided by financing activities in 2005 increased to $5.7 million. The principal source of cash from financing activities in 2005 was $8.1 million received primarily from the exercise of stock options. As was the case in 2004, cash was used to pay preferred stock dividends, to make the semi-annual repayments required to be made in 2004 under our industrial development bonds and to pay certain other obligations that came due during the year.

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

Net cash provided by financing activities in 2003 was $22.2 million. The principal sources of cash from such activities in 2003 were $37.3 million of net proceeds arising from the issuance of our Series B Convertible Preferred Stock and our 6% convertible subordinated debentures. We used $13.0 million of cash to repay outstanding bank debt outstanding. As a result, we had repaid all of our previously outstanding bank debt as of December 31, 2003.

Outstanding debt

Our outstanding debt at December 31, 2005 and 2004 was as follows:

Table 12

	2005	2004
	(dollars in thousands)
Line of credit	$—	$—
Industrial development revenue bonds:
Current portion of long-term debt	200	180
Long-term debt, less current portion	3,545	3,745
Total	3,745	3,925
Subordinated debt:
6% convertible subordinated debentures	22,604	22,704
Total debt	$26,349	$26,629

At December 31, 2005, the carrying value of our total debt had declined to $26.3 million from $26.6 million at December 31, 2004. Our fixed-rate debt was $22.6 million at December 31, 2005 and $22.7 million at December 31, 2004. The principal reasons for the decline in the carrying value of our total debt at December 31, 2005 were the making of the $0.2 million of principal payments due during 2005 on our floating-rate industrial development bonds and the conversion of $0.1 million of our convertible debt into Common Stock. As discussed below, no borrowings were outstanding under our line of credit at December 31, 2005 or December 31, 2004.

Silicon Valley Bank loan and security agreement

We maintain a loan and security agreement with Silicon Valley Bank that is scheduled to expire on July 1, 2007. This credit facility, as amended, provides that we and certain of our subsidiaries may borrow up to $15.0 million of revolving loans and includes sub-limits for letter of credit and foreign exchange facilities. The credit facility is secured by a first lien in favor of Silicon Valley Bank on certain of our assets, including domestic accounts receivable, inventory and certain fixed assets. Interest accrues on outstanding borrowings at either the Bank’s prime rate in effect from time to time or at a LIBOR rate plus 2.25%. We are obligated to pay, on a quarterly basis, a commitment fee equal to 0.375% per annum of the unused amount of the facility.

The facility, as amended, imposes certain limitations on our activities, including limitations on the incurrence of debt and other liens, limitations on the disposition of assets, limitations on the making of certain investments and limitations on the payment of dividends on our Common Stock. The facility also requires us to maintain (a) a quick ratio (as defined in the credit facility) of at least 1.00 to 1.00 as of June  30, 2005 and at the end of each calendar quarter thereafter, (b) a ratio of total liabilities less subordinated debt to tangible net worth (as each such term is defined in the credit facility) of not more than 2.00 to 1.00 as of December 31, 2005 and at the end of each calendar quarter thereafter, and (c) on a trailing four-quarter basis, EBITDA (as defined in the credit facility) in an amount not less than $18 million for each period ending on or after December 31, 2005. We were in compliance with these requirements at December 31, 2005 and with the financial covenants that applied to this facility at December 31, 2004.

At December 31, 2005 and 2004, respectively, we had $1.7 million and $1.0 million of foreign exchange forward contracts outstanding with Silicon Valley Bank. No borrowings or letters of credit were outstanding under this facility at December 31, 2005 or 2004, and we do not currently expect to borrow under this credit facility due to our current cash position and our currently anticipated future cash flow.

However, we expect this credit facility to provide us with additional liquidity as we grow and that the credit facility will allow us to better manage our foreign exchange exposure.

Industrial development bonds

Our Grand Junction, Colorado facility was financed by industrial development bonds in the original aggregate principal amount of $4.9 million. At December 31, 2005, the outstanding principal amount of these bonds was $3.7 million. Interest on the bonds accrues at a variable rate of interest and is payable monthly. The interest rate at December 31, 2005 was 3.2%. Principal payments are due in semi-annual installments through August 2016. We have made all required payments of principal and interest on these bonds. The bonds are collateralized by, among other things, a first mortgage on the facility, a security interest in certain equipment and an irrevocable letter of credit issued by Wells Fargo Bank, N.A. pursuant to the terms of a reimbursement agreement between us and Wells Fargo. We are required to pay an annual letter of credit fee equal to 1% of the stated amount of the letter of credit.

This letter of credit is in turn collateralized by $1.2 million of restricted cash that Wells Fargo holds. Effective November 9, 2005, we entered into an amendment to the reimbursement agreement with Wells Fargo pursuant to which such funds will be held in an interest-bearing account at Wells Fargo, and Wells Fargo will have a security interest in that account as partial security for the performance of our obligations under the reimbursement agreement. Under that amendment, we also have the right to substitute a standby letter of credit issued by a bank acceptable to Wells Fargo as collateral in place of the funds held in that account.

The reimbursement agreement, as amended, contains financial covenants that require, among other things, that we maintain a minimum tangible net worth (as defined in the reimbursement agreement) of $23.0 million plus 50% of net income from July 1, 2001 forward and a fixed-charge coverage ratio (as defined in the reimbursement agreement) of no less than 1.25. We are required to demonstrate our compliance with these financial covenants as of the end of each calendar quarter. As of December 31, 2005 and December 31, 2004, we were in compliance with these financial covenants.

The November 2005 amendment to the reimbursement agreement also deleted provisions of a previous amendment to the reimbursement agreement that we entered into on March 4, 2004 that provided that (a) we acknowledged that, upon the occurrence of any future event of default under the reimbursement agreement, Wells Fargo would not consider waiving such event of default unless and until we comply with all requirements imposed by Wells Fargo, which would include but not be limited to the immediate retirement of $1.2 million of the industrial development bonds, (b) that funds for such repayment would come first from our restricted cash then held by Wells Fargo, if any, and the balance from additional funds to be provided by us to the trustee of such bonds promptly upon notice from Wells Fargo, and (c) that any event of default would result in an increase to the letter of credit fee from 1% of the stated amount of the letter of credit to 1.50% of the stated amount of the letter of credit prorated from the occurrence of such event of default until the next August 1, when the fee is due, and continuing for the life of the letter of credit.

As discussed above, we plan to close the Grand Junction facility during the second quarter of 2006 and subsequently to sell it. At the time we sell the facility, we expect to either pay off these bonds or, with the approval of Wells Fargo, have them assumed by a qualified buyer.

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

Commitments and contingencies

We lease certain facilities under non-cancelable operating leases expiring through 2009. The leases are generally on a net-rent basis, under which we pay taxes, maintenance and insurance. Leases that expire are expected to be renewed or replaced by leases on other properties. Rental expense for the years ended December 31, 2005, 2004 and 2003 was $2.5 million, $2.3 million and $2.6 million, respectively.

As discussed above, on February 8, 2006, we entered into a Lease Agreement with KDC-Carolina Investments 3, LP pursuant to which KDC will construct an approximately 80,000 square foot building on a parcel of land in Rock Hill, South Carolina, according to our specifications and lease it to us once it is completed. The term of this lease will commence on the later to occur of August 1, 2006 and the date construction of the leased premises is substantially completed and will expire on the fifteenth anniversary of the last day of the month in which the commencement date occurs. The lease is a triple net lease and provides for the payment of base rent of approximately $0.5 million in its first year, $0.7 million in each of years two through five, $0.8 million in each of years six through ten and $0.8 million in each of years eleven through fifteen. We intend to account for this lease as an operating lease. Upon the completion of the leased premises, base rent is subject to adjustment based upon the final cost of the leased premises and certain other factors described in the lease. Such adjustment may result in either an upward or downward adjustment of base rent. Under the terms of the lease, we will be obligated to pay all taxes, insurance, utilities and other operating costs with respect to the leased premises.

Future contractual payments at December 31, 2005 are set forth in Table 13 below. Such table has been adjusted to give effect to base rent expected to be payable under our lease for the Rock Hill facility on the assumption that the term of that lease commences on August 31, 2006.

Table 13

	Year ending December 31,
	2006	2007	2008	2009	2010	Later Years	Total
	(dollars in thousands)
Rock Hill facility	$59	$707	$707	$707	$707	$8,154	$11,041
Other non-cancelable operating leases(1)	2,433	1,565	513	1	—	—	4,512
Series B convertible preferred stock(2)	1,524	1,524	1,524	1,524	1,524	23,371	30,991
6% convertible subordinated debentures(2)	1,356	1,356	1,356	1,356	1,356	23,938	30,718
Industrial development bonds(3)	320	335	349	367	399	2,828	4,598
Total	$5,692	$5,487	$4,449	$3,955	$3,986	$58,290	$81,860

(1)          Includes $ 808,000 of rent in 2006 and 2007 related to the lease of our Valencia, California facility. That lease expires on December 31, 2007.

(2)          Includes interest or cumulative dividends, as the case may be, in each period at the rate provided for in each of these instruments and assumes that they will not be converted into Common Stock and will remain outstanding until their respective final maturity dates. After giving effect to voluntary conversions through December 31, 2005, approximately 2.6 million shares of the Series B Convertible Preferred Stock were outstanding at December 31, 2005.

(3)          Includes interest at the 3.2% rate in effect at December 31, 2005 and scheduled principal payments in each year. Scheduled principal payments are due as follows (dollars in thousands):

Year	Principal Amount Due
2006	$200
2007	220
2008	240
2009	265
2010	295
Thereafter	2,525
Total	$3,745

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

Stockholders’ equity

Stockholders’ equity increased 30.9% to $69.5 million at December 31, 2005 from $53.1 million at December 31, 2004. This increase resulted from our $10.1 million of net income in 2005 and a $9.0 million increase in Common Stock and additional paid-in capital arising primarily from net proceeds from the exercise of stock options and the value of restricted stock granted during 2005, partially offset by:

•       $1.4 million from the amortization of deferred compensation arising from restricted stock awards;

•       $1.7 million of accrued dividends and accretion of preferred stock issuance costs relating to the Series B Convertible Preferred Stock; and

•       a $1.2 million increase in our accumulated other comprehensive loss arising from the effect of foreign currency translation adjustments.

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

Interest rates

Our exposure to market-rate risk for changes in interest rates relates primarily to our cash investments and our outstanding industrial development bonds. We seek to minimize the risk to our cash investments by investing cash in excess of our operating needs in short-term, high-quality instruments issued by highly creditworthy financial institutions, corporations or governments. A hypothetical 1% or 100 basis point change in interest rates would not have a significant effect on our consolidated financial position or results of operation.

From time to time, we may use derivative financial instruments, including interest rate swaps, collars or options, to manage our exposure to fluctuations in interest rates. At December 31, 2005 and 2004, we had no such financial instruments outstanding.

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

The estimated fair value of our total debt and preferred stock declined to approximately $105.1 million at December 31, 2005 from $109.6 million at December 31, 2004. This value includes, with respect to our fixed-rate convertible securities, the cost of replacing these securities with borrowings at current rates and comparable maturities on the assumption that these securities will remain outstanding until their mandatory redemption dates. The fair value of our fixed-rate instruments is an estimate, which includes discounting of the outstanding balance to reflect current market rates of interest and an estimation of the value of the conversion options based on the Black-Scholes’ option pricing model. The

Black-Scholes’ option pricing model is intended to value the options while giving effect to the term of the option, the exercise or strike price, the market price of our Common Stock and an estimate of the volatility of our Common Stock. Such changes in the fair value of our fixed-rate instruments do not alter our obligations to repay the outstanding principal amount of such debt or the total liquidation value of our outstanding preferred stock at maturity.

The change in estimated fair value of our fixed-rate instruments outstanding at December 31, 2005 was predominantly the result of a change from 11% to 13% in the interest rate used to discount the contractual payments associated with the instruments and, with respect to the value of the conversion options, a decrease in the year-end market price of our Common Stock into which the instruments are convertible from $19.88 per share at December 31, 2004 to $18.00 per share at December 31, 2005. A hypothetical 1% or 100 basis point change in interest rates would result in a $1.4 million change in the estimated fair value of our debt at December 31, 2005.

Foreign exchange rates

We transact business globally and are subject to risks associated with fluctuating foreign exchange rates. More than 50% of our consolidated revenue is derived from sales outside of the U.S. See “Business—Global Operations” above. This revenue is generated primarily from the operations of our foreign sales’ subsidiaries in their respective countries and surrounding geographic areas and is primarily denominated in each subsidiary’s local functional currency although certain sales are denominated in other currencies, including U.S. dollars or the euro, rather than the local functional currency. These subsidiaries incur most of their expenses (other than intercompany expenses) in their local functional currency. These currencies include the euro, pound sterling, Swiss franc and Japanese yen.

The geographic areas outside the United States in which we operate are generally not considered to be highly inflationary. Nonetheless, our foreign operations are sensitive to fluctuations in currency exchange rates arising from, among other things, certain intercompany transactions that are generally denominated in U.S. dollars rather than their respective functional currencies. Our operating results as well as our assets and liabilities are also subject to the effect of foreign currency translation when the operating results, assets and liabilities of our foreign subsidiaries are translated into U.S. dollars in our consolidated financial statements.

Our consolidated statements of operations include $0.8 million of loss in 2005 compared to $0.2 million of gain in 2004 and $0.4 million of loss in 2003 arising from the realized effect of foreign-currency related items. The unrealized effect of foreign currency translation in 2005 resulted in a $1.2 million loss that was recorded in stockholders’ equity as other comprehensive income, compared to a $0.7 million gain in 2004 and a $3.1 million gain in 2003. At December 31, 2005, a hypothetical change of 10% in foreign currency exchange rates would cause a $6.2 million change to stockholders’ equity on our consolidated balance sheet and a $5.9 million change in revenue in our consolidated statement of operations.

We and our subsidiaries conduct business in various countries using both our functional currencies and other currencies to effect cross-border transactions. As a result, we and our subsidiaries are subject to the risk that fluctuations in foreign exchange rates between the dates that those transactions are entered into and their respective settlement dates will result in a foreign exchange gain or loss. When practicable, we endeavor to match assets and liabilities in the same currency on our balance sheet and those of our subsidiaries in order to reduce these risks. We also, when we consider it to be appropriate, enter into foreign currency contracts to hedge exposures arising from those transactions. At December 31, 2005, those contracts included both the purchase and sale of currencies other than the U.S. dollar. The purchase contracts related primarily to the procurement of inventory from a third party denominated in Swiss francs. The foreign currency sales contracts were denominated in euros, pound sterling and Japanese yen and were entered into to hedge intercompany purchase obligations of our subsidiaries. At December 31, 2004, these contracts included only the purchase of currencies other than the U.S. dollar.

During 2005, we entered into a range-forward arrangement with a large, creditworthy financial institution to hedge certain other currency-rate exposures in Japanese yen. This arrangement established a collar around a range of exchange rates between 106.0 and 113.5 yen to the U.S. dollar to hedge 95 million yen (approximate equivalent range of $0.8 million to $0.9 million) of inter-company payments from our Japanese subsidiary. Both the put and call options entered into under this hedge arrangement were for the same monetary amount and maturity date. This range-forward arrangement expired on February 6, 2006.

The dollar equivalent of the foreign currency contracts and related fair values as of December 31, 2005 and 2004 were as follows:

Table 14

	Foreign Currency Option Contracts		Foreign Currency Purchase Contracts		Foreign Currency Sales Contracts
	2005	2004	2005	2004	2005	2004
Notional amount	$837	—	$1,269	$1,676	$4,624	—
Fair value	866	—	1,258	1,759	4,519	—
Net unrealized gain (loss)	$29	—	$(11)	$(83)	$105	—

The net fair value of all foreign exchange contracts at December 31, 2005 and 2004 reflected unrealized gains (losses) of $123 and $(83), respectively. These foreign currency contracts expire at various times between January 5, 2006 and April 19, 2006. The Company has not adopted hedge accounting, and all gains and losses (realized or unrealized) are recognized in cost of sales in the consolidated statements of operations.

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

Commodity prices

We use various commodity raw materials and energy products in conjunction with our manufacturing processes. Generally, we acquire such components at market prices and do not use financial instruments to hedge commodity prices. As a result, we are exposed to market risks related to changes in commodity prices of these components. At December 31, 2005, a hypothetical 10% change in commodity prices for raw materials would cause a $1.5 million change to cost of sales in our consolidated statement of operations.

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

Revenue recognition

Revenue from the sale of systems and related products and materials is recognized upon shipment or when services are performed, provided that persuasive evidence of a sales arrangement exists, both title and risk of loss have passed to the customer and collection is reasonably assured. Persuasive evidence of a sales arrangement exists upon execution of a written sales agreement that constitutes a fixed and legally binding commitment between us and the buyer. Sales of our systems generally include equipment, a software license, a warranty on the equipment, training, and installation. We allocate and record revenue in these transactions based on vendor-specific objective evidence that has been accumulated through historic operations, which, in most cases, is the price charged for the deliverable when sold separately. If fair value for all deliverables cannot be determined, we will use the residual method to determine the amount of the consideration to be allocated to the delivered items. We also evaluate the impact of undelivered items on the functionality of delivered items for each sales transaction and, where appropriate, defer revenue on delivered items when that functionality has been affected. Functionality is determined to be met if the delivered products or services represent a separate earnings process. Revenue from services is recognized at the time of performance. We provide end-users with maintenance under a warranty agreement for up to one year and defer a portion of the revenue from the related systems’ sale at the time of sale based on the relative fair value of those services. After the initial warranty period, we offer these customers optional maintenance contracts. Deferred maintenance revenue is recognized ratably, on a straight-line basis, over the period of the contract. Our systems are sold with licensed software products that are integral to the operation of the systems. These software products are generally sold or licensed only for use in our systems.

Shipping and handling costs billed to customers for equipment sales are included in product revenue in the consolidated statement of operations. Costs we incur that are associated with shipping and handling are included in product cost of sales in the consolidated statement of operations.

Credit is extended, and creditworthiness is determined, based on an evaluation of each customer’s financial condition. New customers are generally required to complete a credit application and provide references and bank information to facilitate an analysis of creditworthiness. Customers with a favorable profile may receive credit terms based on that profile that differ from our general credit terms. Creditworthiness is considered, among other things, in evaluating our relationship with customers with past due balances.

Our terms of sale generally require payment within 30 to 60 days after shipment of a product although we also recognize that longer payment periods are customary in some countries in which we transact business. To reduce credit risk in connection with systems sales, we may, depending upon the circumstances, require significant deposits prior to shipment and may retain a security interest in a system sold until fully paid. In some circumstances, we may require payment in full for our products prior to shipment and may require international customers to furnish letters of credit. For services, we either bill customers on a time-and-materials basis or sell customers service agreements that are recorded as deferred revenue and provide for payment in advance on either an annual or other periodic basis.

Allowance for doubtful accounts

Our estimate for the allowance for doubtful accounts related to trade receivables is based on two methods. The amounts calculated from each of these methods are combined to determine the total amount reserved. First, we evaluate specific accounts where we have information that the customer may have an inability to meet our financial obligations (for example, aging over 90 days past due or bankruptcy). In these cases, we use our judgment, based on available facts and circumstances, and record a specific reserve for that customer against amounts due to reduce the receivable to the amount that is expected to be collected. These specific reserves are reevaluated and adjusted as additional information is received that impacts the amount reserved. Second, a reserve is established for all customers based on a range of percentages applied to aging categories. These percentages are based on historical collection and write-off experience. If circumstances change (for example, we experience higher-than-expected defaults or an unexpected material adverse change in a major customer’s ability to meet its financial obligations to us), the estimate of the recoverability of amounts due to us could be reduced by a material amount.

Our allowance for doubtful accounts was $1.0 million at December 31, 2005 and $1.2 million at December 31, 2004. We believe that our allowance for doubtful accounts is a critical accounting estimate because it is susceptible to change and dependent upon events that may or may not occur, and because the impact of recognizing additional allowances for doubtful accounts may be material to the assets reported on our balance sheet and in our results of operations.

Income taxes

We and our domestic subsidiaries file a consolidated U.S. federal income tax return. Our non-U.S. subsidiaries file income tax returns in their respective local jurisdictions. We provide for income taxes on those portions of our foreign subsidiaries’ accumulated earnings that we believe are not reinvested indefinitely in their business.

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

We record deferred tax assets arising from temporary timing differences between recorded net income and taxable net income when and if we believe that future earnings will be sufficient to realize the tax benefit. For those jurisdictions where the expiration date of tax benefit carry-forwards or the projected taxable earnings indicate that realization is not likely, we provide a valuation allowance.

Under the provisions of SFAS No. 109, “Accounting for Income Taxes,” a valuation allowance is required to be established or maintained when, based on currently available information and other factors, it is more likely than not that all or a portion of a deferred tax asset will not be realized. SFAS No. 109 provides that an important factor in determining whether a deferred tax asset will be realized is whether there has been sufficient income in recent years and whether sufficient income is expected in future years in order to utilize the deferred tax asset. Based upon our accumulated losses and our then continuing operating losses for years prior to 2004, we established and maintain a valuation allowance against our deferred tax assets. As of December 31, 2003, our accumulated valuation allowance was $29.9 million, which together with our deferred tax liabilities at that time reduced the carrying value of our net deferred tax assets to zero.

At December 31, 2004, our valuation allowance declined by $1.1 million to $28.8 million as we used $2.1 million of our deferred tax assets in 2004 to offset taxable income for 2004. The deferred tax assets used for this purpose in 2004 were primarily attributable to net operating loss carry-forwards used to offset taxable income, partially offset by a $1.0 million decline in our deferred tax liabilities primarily attributable to the amortization of intangibles.

During 2005, our gross deferred tax assets declined by $2.2 million, primarily from the reduction of accrued liabilities, reserves and allowances and capitalized patent costs included in our deferred tax assets and the use of net operating loss carry-forwards to offset taxable income. Our deferred tax liabilities declined by $0.5 million in 2005, primarily due to the amortization of intangibles, partially offset by an increase in other deferred tax liabilities, and our gross deferred tax assets accordingly declined to $31.4 million at December 31, 2005. See Note 23 to the Consolidated Financial Statements for the year ended December 31, 2005.

In addition, at December 31, 2005, we performed an analysis pursuant to SFAS No. 109 to determine whether, in light of the improvement in our operations, it is more likely than not that all or a portion of our deferred tax assets will be able to be utilized. In performing this analysis, we considered, among other things, the amount of our taxable income in 2004 and 2005 and whether we have a basis to expect sufficient taxable income in future years to utilize our deferred tax assets. Based on this analysis, we determined that it is more likely than not that we would be able to utilize a portion of our deferred tax assets attributable to United States’ taxable income in 2006, and we accordingly reversed $2.5 million of our valuation allowance, recognized a corresponding benefit against our provision for income taxes in our consolidated statement of operations for the year ended December 31, 2005. The $2.5 million net deferred tax asset arising from this reversal appears as a current asset on our consolidated balance sheet. As a result of this reversal and the other changes to our deferred tax assets and liabilities during 2005, at December 31, 2005 our valuation allowance declined to $24.6 million.

We believe that our estimate of deferred tax assets and our maintenance of a valuation allowance against such assets are critical accounting estimates because they are subject to, among other things, an estimate of future taxable income in the United States, which is susceptible to change and dependent upon events that may or may not occur, and because the impact of our valuation allowance may be material to the assets reported on our balance sheet and in our results of operations. We intend to continue to assess our valuation allowance in accordance with the requirements of SFAS No. 109.

The determination of our income tax provision is complex due to the fact that we have operations in numerous tax jurisdictions outside the United States that are subject to certain risks that ordinarily would not be expected in the United States. Tax regimes in certain jurisdictions are subject to significant changes, which may be applied on a retroactive basis. If this were to occur, our tax expense could be materially different than the amounts reported.

Inventories

Inventories are stated at the lower of cost or net realizable value, cost being determined on the first-in, first-out method. Reserves for inventories are provided based on historical experience and current product demand. Our inventory reserve was $1.3 million and $2.7 million at December 31, 2005 and 2004, respectively. The $1.4 million reduction in our inventory reserves in 2005 was primarily due to write-offs of previously reserved inventory, a change in estimate related and spare parts inventory and an asset sale of inventory. We evaluate the adequacy of these reserves quarterly. Our determination of the allowance for inventory reserves is subject to change because it is based on management’s current estimates of required reserves and potential adjustments.

We believe that the allowance for inventory obsolescence is a critical accounting estimate because it is susceptible to change and dependent upon events that may or may not occur and because the impact of recognizing additional obsolescence reserves may be material to the assets reported on our balance sheet and in our results of operations.

Goodwill and intangible and other long-lived assets

The annual impairment testing required by SFAS No. 142, “Goodwill and Other Intangible Assets,” requires us to use our judgment and could require us to write down the carrying value of our goodwill and other intangible assets in future periods. As required by SFAS No. 142, we have allocated goodwill to identifiable reporting units, which are tested for impairment using a two-step process detailed in the statement. See Note 10 to the Consolidated Financial Statements for the year ended December 31, 2005. Goodwill set forth on the consolidated balance sheet as of December 31, 2005 arose from acquisitions carried out in years prior to December 31, 2003. Goodwill arising from the acquisition of DTM Corporation in 2001 was allocated to reporting units based on the percentage of SLS® systems then installed by geographic area. Goodwill arising from other acquisitions was allocated to reporting units based on geographic dispersion of the acquired companies’ sales at the time of their acquisition. The first step requires comparing the fair value of each reporting unit with our carrying amount, including goodwill. If that fair value exceeds the carrying amount, the second step of the process is not required to be performed, and no impairment charge is required to be recorded. If that fair value does not exceed that carrying amount, companies must perform the second step that requires an allocation of the fair value of the reporting unit to all assets and liabilities of that unit as if the reporting unit had been acquired in a purchase business combination and the fair value of the reporting unit was the purchase price. The goodwill resulting from that purchase price allocation is then compared to the carrying amount with any excess recorded as an impairment charge.

Pursuant to the requirements of SFAS No. 142, we are required to perform a valuation of our reporting units annually, or upon significant changes in our business environment. We have performed an evaluation of our reporting units for each year that SFAS No. 142 has been in effect, including the years ended December 31, 2003, 2004 and 2005 and concluded that the fair values of our reporting units exceeded their carrying values. Accordingly, no goodwill impairment adjustments were recorded for these years for goodwill recorded in our statements of operations or on our consolidated balance sheets for those years.

We evaluate long-lived assets other than goodwill for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset are less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value. At December 31, 2003, we determined that an impairment of the acquired technology and other long-lived assets arising from the acquisition of OptoForm Sarl had occurred as it had become unlikely that the technology would be commercialized. Accordingly, future cash flows from these assets were expected to be negligible. We recorded the estimated impairment amount of $0.8 million at December 31, 2003. See Note 9 to the Consolidated Financial Statements for the year ended December 31, 2005.

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

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment,” that establishes standards for accounting for transactions in which a company exchanges its equity instruments for goods and services or incurs a liability in exchange for goods and services that is based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. The primary focus of this pronouncement is on issuing share-based payments for services provided by employees. This pronouncement also requires recognition of compensation expense for new equity instruments awarded or for modifications, cancellations or repurchases of existing awards starting January 1, 2006. Compensation expense for new equity awards, in most cases, will be based on the fair value of the stock on the date of grant and will be recognized over the vesting service period. An award of a liability instrument, as defined by this pronouncement, will initially be recorded at fair value and will be adjusted each reporting period to the new fair value through the date of settlement. Under the terms of this pronouncement, we and other issuers will begin to expense equity awards using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the fair value of those awards on their respective grant dates. For periods before the required effective date for which financial statements have not yet been issued, we had the option to elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required by Statement No. 123.

We adopted SFAS No. 123R effective January 1, 2006 and began to expense previously issued equity awards for which service has not been rendered on that date. As of December 31, 2005, we estimate our maximum expense for existing stock options to be approximately $1.4 million, which would be recognized $0.8 million for 2006 and $0.6 million for 2007. This projected expense will change if any stock options are granted, which we do not currently expect to occur, or cancelled prior to the respective reporting periods or if there are any changes required to be made for estimated forfeitures as of January 1, 2006. As of December 31, 2005, we estimate our maximum expense for outstanding restricted stock awards to be approximately $1.5 million, which would be recognized $0.5 million for 2006, $0.5 million for 2007, $0.3 million for 2008 and $0.2 million for 2009. This projected expense will change if any restricted stock awards are granted, which we expect to occur, or repurchased prior to vesting in any of the respective reporting periods.

In May 2005, FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3.”  SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle and guidance for retrospective application of a change in accounting principle. The statement also requires that a change in depreciation, amortization or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. The statement carries forward, without change, the guidance contained in APB Opinion No. 20 for reporting the correction of errors in previously issued financial statements and changes in accounting estimates. We adopted SFAS No. 154 effective January 1, 2006, and we do not expect it to be material to our results of operations or consolidated financial position.

Forward-Looking Statements

Certain statements made in this Annual Report on Form 10-K that are not statements of historical or current facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from historical results or from any future results expressed or implied by such forward-looking statements.

In addition to statements that explicitly describe such risks and uncertainties, readers are urged to consider statements in future or conditional tenses or that include terms such as “believes,” “belief,” “expects,” “intends,” “anticipates” or “plans” to be uncertain and forward-looking. Forward-looking statements may include comments as to our beliefs and expectations as to future events and trends affecting our business. Forward-looking statements are based upon management’s current expectations concerning future events and trends and are necessarily subject to uncertainties, many of which are outside of our control. The factors stated under the heading “Cautionary Statements and Risk Factors” set forth below, as well as other factors, could cause actual results to differ materially from those reflected or predicted in forward-looking statements.

Any forward-looking statements are based on management’s beliefs and assumptions, using information currently available to us. We assume no obligation, and do not intend, to update these forward-looking statements.

If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from those reflected in or suggested by forward-looking statements. Any forward-looking statement you read in this Annual Report on Form 10-K reflects our current views with respect to future events and is subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity. All subsequent written and oral forward-looking statements attributable to us or individuals acting on our behalf are expressly qualified in their entirety by this paragraph. You should specifically consider the factors identified in this Annual Report on Form 10-K which would cause actual results to differ from those referred to in forward-looking statements.

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

We face risks in connection with our announced plans to relocate our corporate headquarters and principal R&D facilities to Rock Hill, South Carolina.

These risks include:

•       The possibility that we may face delays in the construction and occupancy of our new facility.

•       The risk that the cost of that facility may exceed our plans and expectations.

•       The risk that we may lose employees who are important to our business.

•  The risk that the costs that we expect to incur may materially and adversely change as we proceed with this project.

•       The risk that the anticipated savings that we expect to realize from this project will not be realized.

•       The risk that we will not be successful in exiting from the Valencia, California and Grand Junction, Colorado facilities on advantageous terms.

We face risks in connection with our current project to install a new enterprise resource system for our business.

These risks include:

•       The risk that we may face delays in the design and implementation of that system.

•       The risk that the cost of that system may exceed our plans and expectations.

•       The risk that such system may damage our ability to process transactions or harm our control environment.

The mix of products that we sell could cause significant quarterly fluctuations in our gross margins, and those fluctuations in margins could cause fluctuations in net income or net loss.

We continuously work to expand and improve our product offerings, including our systems, materials and services, the number of geographic areas in which we operate and the distribution channels we use to reach various target product applications and customers. This variety of products, applications and channels results in a range of gross margins and operating income that can cause substantial quarterly fluctuations depending upon the mix of product shipments from quarter to quarter. We may experience significant quarterly fluctuations in gross margins or net income due to the impact of the mix of products, channels or geographic areas in which we sell our products from period to period.

We may be subject to product liability claims, which could result in material expense, diversion of management time and attention and damage to our business reputation.

Products as complex as those we offer may contain undetected defects or errors when first introduced or as enhancements are released that, despite testing, are not discovered until after the product has been installed and used by customers. This could result in delayed market acceptance of the product or damage to our reputation and business. We attempt to include provisions in our agreements with customers that are designed to limit our exposure to potential liability for damages arising from defects or errors in our products. However, the nature and extent of these limitations vary from customer to customer, and it is possible that these limitations may not be effective as a result of unfavorable judicial decisions or laws enacted in the future. The sale and support of our products entails the risk of product liability claims. Any product liability claim brought against us, regardless of its merit, could result in material expense, diversion of management time and attention, damage to our business reputation and cause us to fail to retain existing customers or to fail to attract new customers.

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

We also expect that future competition may arise from the development of allied or related techniques for equipment and materials that are not encompassed by our patents, from the issuance of patents to other companies that inhibit our ability to develop certain products and from the improvement to existing materials’ and equipment technologies. We intend to follow a strategy of continuing product development to enhance our position to the extent practicable. We cannot assure you that we will be able to maintain our current position in the field or continue to compete successfully against current and future sources of competition. If we do not keep pace with technological change and introduce new products, we may lose revenue and demand for our products. We are affected by rapid technological change, changes in user and customer requirements and preferences, frequent new product and service introductions embodying new technologies and the emergence of new standards and practices, any of which could render our existing products and proprietary technology and systems obsolete.

We believe that our future success may depend on our ability to deliver products that meet changing technology and customer needs.

We believe that to remain competitive we must continually enhance and improve the functionality and features of our products, services and technologies. Therefore, we believe that our success will depend, in part, on our ability to:

•       develop or obtain leading technologies useful in our business;

•       enhance our existing products;

•       develop new products and technologies that address the increasingly sophisticated and varied needs of prospective customers, particularly in the area of materials’ functionality;

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

As discussed above, we purchase components and sub-assemblies for our systems and purchase raw materials that are used in our materials from third-party suppliers. While there are several potential suppliers of the material components, parts and subassemblies for our products, we currently choose to use only one or a limited number of suppliers for several of these components, including our lasers, materials and certain jetting components. Our reliance on a single or limited number of vendors involves many risks including:

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

While we believe that we can obtain all of the components necessary for our products from other manufacturers, we require any new supplier to become “qualified” pursuant to our internal procedures, which could involve a 30-day to 45-day process. We generally have our systems assembled based on our internal forecasts. Any unanticipated change in the source of our supplies, or unanticipated supply limitations, could increase production or related costs and consequently reduce margins.

In addition, certain of our components require an order lead time of three months or longer. Other components that currently are readily available may become more difficult to obtain in the future. We may experience delays in the receipt of some components. To meet forecasted production levels, we may be required to commit to long lead times for delivery from suppliers prior to receiving orders for our products. If our forecasts exceed actual orders, we may hold large inventories of slow-moving or unusable parts, which could have an adverse effect on our cash flow, profitability and results of operations.

We face risks in connection with the outsourcing of the assembly of our equipment models to selected design and manufacturing companies.

Beginning in July 2004, we engaged selected design and manufacturing companies to assemble our equipment portfolio, including our InVision™ 3-D printers and our SLA® and SLS® systems. In carrying out these outsourcing activities, we face a number of risks, including:

•       The risk that the parties that we identify and retain to perform assembly activities may not perform in a satisfactory manner.

•       The risk of disruption in the supply of systems to our customers if such third parties either fail to perform in a satisfactory manner or are unable to supply us with the quantity of systems that are needed to meet then current customer demand.

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

Many factors, many of which are beyond our control, may cause fluctuations in our operating results.

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

Approximately 6.5 million shares of our Common Stock were issuable as of December 31, 2005 upon the conversion of convertible securities and the exercise of outstanding stock options as follows:

•       Our 6% convertible subordinated debentures are convertible at any time into approximately 2.2 million shares of Common Stock.

•       The Series B Convertible Preferred Stock is convertible at any time into approximately 2.6 million shares of Common Stock.

•       Approximately 1.7 million shares of Common Stock were issuable upon the exercise of outstanding stock options, 1.4 million of which options were currently exercisable at December 31, 2005.

To the extent that all of our subordinated debentures and the Series B Convertible Preferred Stock are converted or our outstanding stock options are exercised, a significantly greater number of shares of our Common Stock will be outstanding, and the ownership interests of our existing stockholders may be diluted.

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

We face risks associated with conducting business outside of the U.S., and, if we do not manage these risks, our costs may increase, our revenue from non-U.S. operations may decline, and we may suffer other adverse effects to our results of operations and financial condition.

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

•       taxation;

•       terrorism; and

•       other factors, depending upon the specific country in which we conduct business.

Political and economic events and the uncertainty resulting from them may have a material adverse effect on our market opportunities and operating results.

The U.S. military campaigns against terrorism in Iraq, Afghanistan and elsewhere and continued violence in the Middle East and elsewhere have created many economic and political uncertainties, some of which may materially harm our business and revenue. As a result of these uncertainties, spending on capital equipment of the type that we sell may be weaker than spending in the economy as a whole. These uncertainties may also lead our customers in certain industries to delay not only purchases of equipment and systems but also the materials and services that we sell as well. The long-term effects of these uncertainties on our customers, the trading price for our Common Stock, the market for our services and the U.S. economy as a whole are uncertain. The consequences of any additional terrorist attacks or of any expanded armed conflicts are unpredictable, and we may not be able to foresee events that could have an adverse effect on our market opportunities or our business.

The price of our Common Stock may be volatile.

Our future earnings and stock price may be subject to significant volatility, particularly on a quarterly basis. Shortfalls in our revenue or earnings in any given period relative to the levels expected by investors and securities analysts could immediately, significantly and adversely affect the trading price of our Common Stock.

Historically, our Common Stock has been characterized by generally low daily trading volume, and our Common Stock price has been volatile.

The price of our Common Stock ranged from $15.57 to $26.49 during 2005.

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

Our debt level could adversely affect our financial health and our ability to run our business.

As of December 31, 2005 and 2004, our outstanding debt amounted to $26.3 million and $26.6 million, respectively. This debt included principally our 6% convertible subordinated debentures that are due in 2013 and  the industrial development bonds covering our Colorado facility that are due in annual installments through 2016. We also have outstanding approximately 2.6 million shares of Series B Convertible Preferred Stock that is required to be redeemed in 2013 at a liquidation value of $15.7 million excluding accrued and unpaid dividends.

This level of debt and preferred stock could have important consequences to you as a holder of Common Stock. We have identified below some of the material potential consequences resulting from this significant amount of debt and preferred stock:

•       We could be unable to obtain additional financing for working capital, capital expenditures, acquisitions and general corporate purposes.

•       Our ability to adapt to changing market conditions could be hampered, and we could be more vulnerable in a volatile market and at a competitive disadvantage to our competitors that have less debt.

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

As discussed above, 2004 was the first year since 2000 that we generated income from operations, and, in the period from late 2001 through 2003, we depended heavily on external financings to provide us with cash to support our operations. Even if the favorable trend in our operations that we have experienced in 2005 and 2004 continues, we cannot assure you that we would generate funds from operations or that capital would be available from external sources such as debt or equity financings or other potential sources to fund future operating costs, debt-service obligations and capital requirements.

The lack of additional capital resulting from any inability to generate cash flow from operations or to raise equity or debt financing could force us to substantially curtail or cease operations and would, therefore, have a material adverse effect on our business and financial condition. Further, we cannot assure you that any necessary funds, if available, would be available on attractive terms or that they would not have a significantly dilutive effect on our existing stockholders. If our financial condition worsens and we become unable to attract additional equity or debt financing or other strategic transactions, we could become insolvent or be forced to declare bankruptcy.

Our balance sheet contains several categories of intangible assets totaling $52.7 million that we could be required to write off or write down in the event of the impairment of certain of those assets and our future performance, which could adversely impact our future earnings and stock price, our ability to obtain financing and adversely affect our customer relationships.

As of December 31, 2005, we had $8.0 million of unamortized intangible assets, consisting of licenses, patents, acquired technology and other intangibles that we amortize over time. Any material impairment to any of these items could reduce our net income and could affect the trading price of our Common Stock.

At December 31, 2005, we had $44.7 million in goodwill capitalized on our balance sheet. SFAS No. 142, “Goodwill and Other Intangible Assets,” requires that goodwill and some indefinite-lived intangibles be tested for impairment at least annually, with impairment being measured as the excess of the carrying value of the goodwill or intangible asset over the fair value of the underlying asset. In addition, goodwill and intangible assets are tested more often for impairment as circumstances warrant, and such testing could result in write-downs of some of our goodwill and indefinite-lived intangibles. Accordingly, we may, from time to time, incur impairment charges, which are recorded as operating expenses when they are incurred and would reduce our net income and adversely affect our operating results.

For additional information, see Notes 9 and 10 to the Consolidated Financial Statements for the year ended December 31, 2005 and “Management’s Discussion and Analysis of Financial Condition and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Estimates—Goodwill and intangible and other long-lived assets.”

Laws that inhibit takeovers may adversely affect the market price of our Common Stock.

Various provisions of Delaware law may inhibit changes in control not approved by our Board of Directors and may have the effect of depriving our stockholders of an opportunity to receive a premium over the prevailing market price of our Common Stock in the event of an attempted hostile takeover.

One of these Delaware laws prohibits us from engaging in a business combination with any interested stockholder (as defined in the statute) for a period of three years from the date that the person became an interested stockholder, unless certain conditions are met.

Our Board of Directors is authorized to issue up to 5 million shares of preferred stock, of which approximately 2.6 million shares are outstanding as Series B Convertible Preferred Stock.

The Board of Directors is authorized to determine the issue price, rights, preferences and privileges of series of preferred stock without in most cases any further vote or action by the stockholders. The rights of the holders of any preferred stock may adversely affect the rights of holders of Common Stock. Our ability to issue preferred stock gives us flexibility concerning possible acquisitions and financings, but it could make it more difficult for a third party to acquire a majority of our outstanding voting stock. In addition, any preferred stock that is issued may have other rights, including economic rights, senior to the Common Stock, which could have a material adverse effect on the market value of the Common Stock.

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

From time to time, we may use derivative financial instruments, including interest rate swaps, collars or options, to manage our exposure to fluctuations in interest rates. At December 31, 2005 and 2004, we had no such financial instruments outstanding.

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

At December 31, 2005, the carrying value of our total debt had declined to $26.3 million from $26.6 million at December 31, 2004. Our fixed-rate debt was $22.6 million at December 31, 2005 and $22.7 million at December 31, 2004. The principal reasons for the decline in the carrying value of our total debt at December 31, 2005 were the making of the $0.2 million of principal payments due during 2005 on our floating-rate industrial development bonds and the conversion of $0.1 million of our convertible debt into Common Stock. The carrying value of our Series B Convertible Preferred Stock was $15.7 million at December 31, 2005 and $15.2 million at December 31, 2004.

The estimated fair value of our total debt and preferred stock declined to $105.1 million at December 31, 2005 from $109.6 million at December 31, 2004. This value includes, with respect to our fixed-rate convertible securities, the cost of replacing these securities with borrowings at current rates and comparable maturities on the assumption that these securities will remain outstanding until their mandatory redemption dates. The fair value of our fixed-rate instruments is an estimate, which includes discounting of the outstanding balance to reflect current market rates of interest and an estimation of the value of the conversion options based on the Black-Scholes’ option pricing model. The Black-Scholes’ option pricing model is intended to value the options while giving effect to the term of the option, the exercise or strike price, the market price of our Common Stock and an estimate of the volatility of our Common Stock. Such changes in the fair value of our fixed-rate instruments do not alter our obligations to repay the outstanding principal amount of such debt or the total liquidation value of our outstanding preferred stock at maturity.

The change in estimated fair value of our fixed-rate instruments outstanding at December 31, 2005 was predominantly the result of a change from 11% to 13% in the interest rate used to discount the contractual payments associated with the instruments and, with respect to the value of the conversion options, a decrease in the year-end market price of our Common Stock into which the instruments are convertible from $19.88 per share at December 31, 2004 to $18.00 per share at December 31, 2005. A hypothetical 1% or 100 basis point change in interest rates would result in a $1.4 million change in the estimated fair value of our debt at December 31, 2005.

Foreign exchange rates

We transact business globally and are subject to risks associated with fluctuating foreign exchange rates. More than 50% of our consolidated revenue is derived from sales outside of the U.S. This revenue is generated primarily from the operations of our foreign sales’ subsidiaries in their respective countries and surrounding geographic areas and is primarily denominated in each subsidiary’s local functional currency although certain sales are denominated in other currencies, including U.S. dollars or the euro, rather than the local functional currency. These subsidiaries incur most of their expenses (other than intercompany expenses) in their local functional currency. These currencies include the euro, pound sterling, Swiss franc and Japanese yen.

The geographic areas outside the United States in which we operate are generally not considered to be highly inflationary. Nonetheless, these foreign operations are sensitive to fluctuations in currency exchange rates arising from, among other things, certain intercompany transactions that are generally denominated in U.S. dollars rather than their respective functional currencies. Our operating results as well as our assets and liabilities are also subject to the effect of foreign currency translation when the operating results, assets and liabilities of our foreign subsidiaries are translated into U.S. dollars in our consolidated financial statements.

The impact of foreign currency related items on our consolidated statements of operations resulted in a $0.8 million loss in 2005 compared to a $0.2 million gain in 2004 and a $0.4 million loss in 2003. The unrealized effect of foreign currency translation in 2005 resulted in a $1.2 million loss that was recorded in stockholders’ equity as other comprehensive income, compared to a $0.7 million gain in 2004 and a $3.1 million gain in 2003. At December 31, 2005, a hypothetical change of 10% in foreign currency exchange rates would cause a $6.2 million change to stockholders’ equity on our consolidated balance sheet and a $5.9 million change in revenue in our consolidated statement of operations.

We and our subsidiaries conduct business in various countries using both our functional currencies and other currencies to effect cross-border transactions. As a result, we and our subsidiaries are subject to the risk that fluctuations in foreign exchange rates between the dates that those transactions are entered into and their respective settlement dates will result in a foreign exchange gain or loss. When practicable, we endeavor to match assets and liabilities in the same currency on our balance sheet and those of our subsidiaries in order to reduce these risks. We also, when we consider it to be appropriate, enter into foreign currency contracts to hedge exposures arising from those transactions. At December 31, 2005, those contracts included both the purchase and sale of currencies other than the U.S. dollar. The purchase contracts related primarily to the procurement of inventory from a third party denominated in Swiss francs. The foreign currency sales contracts were denominated in euros, pound sterling and Japanese yen and were entered into to hedge intercompany purchase obligations of our subsidiaries. At December 31, 2004, these contracts included only the purchase of currencies other than the U.S. dollar.

During 2005, we entered into a range-forward arrangement with a large, creditworthy financial institution to hedge certain other currency-rate exposures in Japanese yen. This arrangement established a collar around a range of exchange rates between 106.0 and 113.5 yen to the U.S. dollar to hedge 95 million yen (approximate equivalent range of $0.8 million to $0.9 million) of inter-company payments from our Japanese subsidiary. Both the put and call options entered into under this hedge arrangement were for the same monetary amount and maturity date. This range-forward arrangement expired on February 6, 2006.

The dollar equivalent of the foreign currency contracts and related fair values as of December 31, 2005 and 2004 were as follows:

Table 14

	Foreign Currency Option Contracts		Foreign Currency Purchase Contracts		Foreign Currency Sales Contracts
	2005	2004	2005	2004	2005	2004
Notional amount	$837	—	$1,269	$1,676	$4,624	—
Fair value	866	—	1,258	1,759	4,519	—
Net unrealized gain (loss)	$29	—	$(11)	$(83)	$105	—

The net fair value of all foreign exchange contracts at December 31, 2005 and 2004 reflected unrealized gains (losses) of $123 and $(83), respectively.

These foreign currency contracts expire at various times between January 5, 2006 and April 19, 2006. The Company has not adopted hedge accounting, and all gains and losses (realized or unrealized) are recognized in cost of sales in the consolidated statements of operations.

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

Commodity prices

We use various commodity raw materials and energy products in conjunction with our manufacturing processes. Generally, we acquire such components at market prices and do not use financial instruments to hedge commodity prices. As a result, we are exposed to market risks related to changes in commodity prices of these components. At December 31, 2005, a hypothetical 10% change in commodity prices for raw materials would cause a $1.5 million change to cost of sales in our consolidated statement of operations.

Item 8.   Financial Statements and Supplementary Data

Our consolidated financial statements set forth below on pages F-1 through F-48 are incorporated herein by reference.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.   Controls and Procedures

Evaluation of disclosure controls and procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 and Rule 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our Principal Executive Officer and Principal Financial Officer each concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

We maintain a disclosure committee to assist the Principal Executive Officer and Principal Financial Officer in performing the evaluation discussed above. The members of this committee include our executive officers, senior operating managers and senior members of our finance and accounting staff.

Management’s report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) and for assessing the effectiveness of our internal control over financial reporting. Our internal control system is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with United States’ generally accepted accounting principles.

Our internal control over financial reporting is supported by written policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that our receipts and expenditures are being made only in accordance with authorizations of our management and our Board of Directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on this assessment, our management concluded that, as of December 31, 2005, our internal control over financial reporting was effective.

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

BDO Seidman, LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, was engaged to attest to and report on management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005. A copy of their report is included at page F-3 of this Annual Report on Form 10-K.

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   Other Information.

None.

PART III

Item 10.   Directors and Executive Officers of the Registrant

Part of the information required in response to this Item is set forth in Part I of this Annual Report on Form 10-K under the caption “Executive Officers.”  The balance will be set forth in our Proxy Statement for our 2006 Annual Meeting of Stockholders under the captions “Election of Directors—Information Concerning Nominees,” “Corporate Governance Matters—Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance Matters—Code of Ethics.”  Such information is incorporated herein by reference.

Item 11.   Executive Compensation

The information in response to this Item will be set forth in our Proxy Statement for our 2006 Annual Meeting of Stockholders under the captions “Director Compensation,” “Executive Compensation—Summary Compensation Table,” and “Meetings and Committees of the Board of Directors—Compensation Committee Interlocks and Insider Participation.”  Such information is incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as set forth below, the information required in response to this Item will be set forth in our Proxy Statement for our 2006 Annual Meeting of Stockholders under the caption “Security Ownership of Certain Beneficial Owners and Management.”  Such information is incorporated herein by reference.

Equity Compensation Plans

The following table summarizes information about the equity securities authorized for issuance under our compensation plans as of December 31, 2005. For a description of these plans, please see Note 18 to the Consolidated Financial Statements for the year ended December 31, 2005.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
	(number of securities in thousands)
Equity compensation plans approved by stockholders	1,688	$9.39	1,085
Equity compensation plans not approved by stockholders	370	7.91	—
Total	2,058	$9.12	1,085

Prior to December 31, 2005, we also maintained our 1998 Employee Stock Purchase Plan (“ESPP”) to provide eligible employees the opportunity to acquire limited quantities of our Common Stock. The ESPP terminated on December 31, 2005 except with respect to pending purchases under that Plan. The purchase price of each share issued under the ESPP is the lesser of (i) 85% of the fair market value of the shares on the date the option is granted and (ii) 85% of the fair market value of the shares on the last day of the period during which the option is outstanding. An aggregate of 600,000 shares of Common Stock was originally reserved for issuance under the ESPP.

Shares purchased under our ESPP were 8,022, 10,632 and 22,604, at weighted average prices of $16.54, $8.79 and $4.27 in 2005, 2004 and 2003, respectively. The weighted average fair values of ESPP shares issued in 2005, 2004 and 2003 were $4.61, $2.43 and $2.17, respectively. At December 31, 2005, 394,540 shares remained available for issuance under the ESPP.

Item 13.   Certain Relationships and Related Transactions

The information required in response to this Item will be set forth in our Proxy Statement for our 2006 Annual Meeting of Stockholders under the caption “Certain Transactions.”  Such information is incorporated herein by reference.

Item 14.   Principal Accountant Fees and Services

The information in response to this Item will be set forth in our Proxy Statement for our 2006 Annual Meeting of Stockholders under the caption “Fees of Principal Independent Registered Public Accounting Firm.”  Such information is incorporated herein by reference.

PART IV

Item 15.   Exhibits and Financial Statement Schedules

(a)(1),(2)	Financial Statements
The Consolidated Financial Statements, Financial Statement Schedule and Exhibits listed on page F-1 of this document are filed as part of this filing.
(a)(3)	Exhibits
The following exhibits are included as part of this filing and incorporated herein by this reference:
3.1	Certificate of Incorporation of Registrant. (Incorporated by reference to Exhibit 3.1 to Form 8-B filed on August 16, 1993, and the amendment thereto, filed on Form 8-B/A on February 4, 1994.)
3.2	Amendment to Certificate of Incorporation filed on May 23, 1995. (Incorporated by reference to Exhibit 3.2 to Registrant’s Registration Statement on Form S-2/A, filed on May 25, 1995.)
3.3

Certificate of Designation of Rights, Preferences and Privileges of Preferred Stock. (Incorporated by reference to Exhibit 2 to Registrant’s Registration Statement on Form 8-A filed on January 8, 1996.)

3.4

Certificate of Designation of the Series B Convertible Preferred Stock, filed with the Secretary of State of Delaware on May 2, 2003. (Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K, filed on May 7, 2003.)

3.5

Certificate of Elimination of Series A Preferred Stock filed with the Secretary of State of Delaware on March 4, 2004. (Incorporated reference to Exhibit 3.6 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, filed on March 15, 2004.)

3.6

Certificate of Amendment of Certificate of Incorporation filed with Secretary of State of Delaware on May 19, 2004. (Incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, filed on August 5, 2004.)

3.7

Certificate of Amendment of Certificate of Incorporation filed with Secretary of State of Delaware on May 17, 2005. (Incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, filed on August 1, 2005.)

3.8	Amended and Restated By-Laws. (Incorporated by reference to Exhibit 3.5 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, filed on March 15, 2004.)
4.1*	3D Systems Corporation 1996 Stock Incentive Plan. (Incorporated by reference to Appendix A to Registrant’s Definitive Proxy Statement filed on March 30, 2001.)
4.2*

Form of Incentive Stock Option Contract for Executives pursuant to the 1996 Stock Incentive Plan. (Incorporated by reference to Exhibit 4.6 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 16, 2001.)

4.3*

Form of Non-Statutory Stock Option Contract for Executives pursuant to the 1996 Stock Incentive Plan. (Incorporated by reference to Exhibit 4.7 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 16, 2001.)

4.4*

Form of Employee Incentive Stock Option Contract pursuant to the 1996 Stock Incentive Plan. (Incorporated by reference to Exhibit 4.8 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999, filed on March 30, 2000.)

4.5*

Form of Employee Non-Statutory Stock Option Contract pursuant to the 1996 Stock Incentive Plan. (Incorporated by reference to Exhibit 4.9 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999, filed on March 30, 2000.)

4.6*	3D Systems Corporation 1996 Non-Employee Directors’ Stock Option Plan. (Incorporated by reference to Appendix B to Registrant’s Definitive Proxy Statement filed on March 30, 2001.)
4.7*

Form of Director Option Contract pursuant to the 1996 Non-Employee Director Stock Option Plan. (Incorporated by reference to Exhibit 4.5 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999, filed on March 30, 2000.)

4.8*	3D Systems Corporation 1998 Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-8 filed on July 10, 1998.)
4.9*	3D Systems Corporation 2001 Stock Option Plan. (Incorporated by reference to Exhibit 10.1 to Registrant’s Registration Statement on Form S-8 filed on June 11, 2001.)
4.10*	2004 Incentive Stock Plan of 3D Systems Corporation. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8, filed on May 19, 2004.)
4.11*	Form of Restricted Stock Purchase Agreement for Employees. (Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8, filed on May 19, 2004.)
4.12*	Form of Restricted Stock Purchase Agreement for Officers. (Incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8, filed on May 19, 2004.)
4.13*	Restricted Stock Plan for Non-Employee Directors of 3D Systems Corporation. (Incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8, filed on May 19, 2004.)
4.14*

Amendment No. 1 to Restricted Stock Plan for Non-Employee Directors. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, filed on August 1, 2005.)

4.15*	Form of Restricted Stock Purchase Agreement for Non-Employee Directors. (Incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-8, filed on May 19, 2004.)
10.1

Lease dated as of July 12, 1988, by and between 3D Systems, Inc. and Valencia Tech Associates. (Incorporated by reference to Exhibit 3.1 to 3-D Canada’s Annual Report on Form 20-F for the year ended December 31, 1987 (Reg. No. 0-16333).)

10.2

Amendment No. 1 to Lease Agreement between 3D Systems, Inc. and Katell Valencia Associates, a California limited partnership, dated May 28, 1993. (Incorporated by reference to Exhibit 10.2 to Form 8-B filed on August 16, 1993.)

10.3

Lease Amendment No. 2 dated as of March 1, 1996 by and between Katell Valencia Associates, a California limited partnership and 3D Systems, Inc., a California corporation. (Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 28, 2003, filed on July 14, 2003.)

10.4

Third Amendment to Lease dated as of August 27, 2002 by and between Katell Valencia Associates, a California limited partnership and 3D Systems, Inc., a California corporation. (Incorporated by reference to Exhibit 10.2 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, filed on June 30, 2003.)

10.5

Agreement dated as of July 19, 1988, by and among 3D Systems, Inc., UVP, Inc., Cubital Ltd. and Scitex Corporation Ltd. (Incorporated by reference to Exhibit 3.10 to 3-D Canada’s Annual Report on Form 20-F for the year ended December 31, 1987 (Reg. No. 0-16333).)

10.6

Patent Purchase Agreement dated January 5, 1990 by and between 3D Systems, Inc. and UVP. (Incorporated by reference to Exhibit 10.28 to 3-D Canada’s Registration Statement on Form S-1 (Reg. No. 33-31789).)

10.7

Security Agreement dated as of the 5th day of January, 1990 by and between UVP and 3D Systems, Inc. relating to security interest in UVP Patent. (Incorporated by reference to Exhibit 10.29 to 3-D Canada’s Registration Statement on Form S-1 (Reg. No. 33-31789).)

10.8	Assignment of UVP Patent dated January 12, 1990 by UVP to 3D, Inc. (Incorporated by reference to Exhibit 10.30 to 3-D Canada’s Registration Statement on Form S-1 (Reg. No. 33-31789).)
10.9*

Form of Indemnification Agreement between Registrant and certain of its executive officers and directors. (Incorporated by reference to Exhibit 10.18 to Form 8-B filed on August 16, 1993, and the amendment thereto, filed on Form 8-B/A on February 4, 1994.)

10.10

Agreement dated October 4, 1995 between Registrant and Mesa County Economic Development Council, Inc., a Colorado non-profit corporation. (Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 29, 1995, filed on November 13, 1995.)

10.11

Patent License Agreement dated December 16, 1998 by and between 3D Systems, Inc., NTT Data CMET, Inc. and NTT Data Corporation. (Incorporated by reference to Exhibit 10.56 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998, filed on March 31, 1999.)

10.15

Debenture Purchase Agreement dated as of December 19, 2001, by and among Registrant and the purchasers listed on Schedule I thereto. (Incorporated by reference to Exhibit 10.21 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, filed on June 30, 2003.)

10.16

Lease Agreement dated February 8, 2006 between the Registrant and KDC-Carolina Investments 3, LP. (Incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K, filed on February 10, 2006.)

10.17*

Stock Option Agreement dated July 1, 1999, between Registrant and G. Walter Loewenbaum II. (Incorporated by reference to Exhibit 10.1 to Registrant’s Registration Statement on Form S-8, filed on May 11, 2000.)

10.18

Sixth Amendment to Reimbursement Agreement dated November 8, 2002, between Registrant and Wells Fargo Bank West, National Association. (Incorporated by reference to Exhibit 10.10 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 27, 2002, filed on November 12, 2002.)

10.19

Seventh Amendment to Reimbursement Agreement dated March 4, 2004, between Registrant and Wells Fargo Bank, N.A. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed on March 10, 2004.)

10.20	Form of Securities Purchase Agreement. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed on May 7, 2003.)
10.22

Waiver dated June 26, 2003, between Wells Fargo Bank West, N.A. and Registrant. (Incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 28, 2003, filed on July 14, 2003.)

10.23*

Employment Letter Agreement, effective September 19, 2003, by and between Registrant and Abraham N. Reichental. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed on September 22, 2003.)

10.24*

Agreement, dated December 17, 2003, by and between Registrant and Abraham N. Reichental. (Incorporated by reference to Exhibit 10.43 to Registrant’s Amendment No. 1 to Registration Statement on Form S-1, filed on January 21, 2004.)

10.25

Form of Debenture Purchase Agreement by and among 3D Systems Corporation and the purchasers listed on Schedule I to the Debenture Purchase Agreement. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed on December 17, 2003.)

10.26	Form of 6% Convertible Subordinated Debenture. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K, filed on December 17, 2003.)
10.27*

Employment Letter Agreement, entered into on December 24, 2003, by and between Registrant and Fred R. Jones. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed on December 29, 2003.)

10.28

Waiver entered into on January 12, 2004, between Wells Fargo Bank, N.A. and 3D Systems Corporation. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed on January 21, 2004.)

10.29

Loan and Security Agreement by and among the Registrant, 3D Systems, Inc. and Silicon Valley Bank dated as of June 30, 2004. (Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, filed on August 5, 2004.)

14.1	3D Systems Corporation Code of Conduct. (Incorporated by reference to Exhibit 14.1 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, filed on March 15, 2004.)
14.2

3D Systems Corporation Code of Ethics for Senior Financial Executives and Directors. (Incorporated by reference to Exhibit 14.2 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, filed on March 15, 2004.)

16.1

Letter, dated April 23, 2003, from Deloitte & Touche LLP to the Securities and Exchange Commission. (Incorporated by reference to Exhibit 16.1 to Registrant’s Current Report on Form 8-K, filed on April 23, 2003.)

16.2

Letter, dated April 29, 2003, from Deloitte & Touche LLP to the Securities and Exchange Commission. (Incorporated by reference to Exhibit 16.1 to Registrant’s Current Report on Form 8-K, filed on April 30, 2003.)

16.3

Letter, dated July 22, 2003, from Deloitte & Touche LLP to the Securities and Exchange Commission. (Incorporated by reference to Exhibit 16.1 to Registrant’s Current Report on Form 8-K, filed on July 23, 2003.)

18.1

Letter dated February 20, 2004 from BDO Seidman, LLP regarding changes in accounting principles. (Incorporated by reference to Exhibit 18.1 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.)

21.1	Subsidiaries of Registrant.
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated March 2, 2006.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated March 2, 2006.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated March 2, 2006.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated March 2, 2006.

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
Date: March 2, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of registrant and in the capacities and on the dates indicated.

Signature	Date	Title
/s/ Abraham N. Reichental	March 2, 2006	Chief Executive Officer, President and Director
Abraham N. Reichental		(Principal Executive Officer)
/s/ Fred R. Jones	March 2, 2006	Vice President and Chief Financial Officer
Fred R. Jones		(Principal Financial Officer and Principal Accounting Officer)
/s/ Charles W. Hull	March 2, 2006	Executive Vice President, Chief Technology Officer
Charles W. Hull		and Director
/s/ G. Walter Loewenbaum, II	March 2, 2006	Chairman of the Board of Directors
G. Walter Loewenbaum, II
/s/ Miriam V. Gold	March 2, 2006	Director
Miriam V. Gold
/s/ Jim D. Kever	March 2, 2006	Director
Jim D. Kever
/s/ Kevin S. Moore	March 2, 2006	Director
Kevin S. Moore
/s/ Richard C. Spalding	March 2, 2006	Director
Richard C. Spalding
/s/ Daniel S. Van Riper	March 2, 2006	Director
Daniel S. Van Riper

3D Systems Corporation

Index to Consolidated Financial Statements

and Consolidated Financial Statement Schedule

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

3D Systems Corporation

Valencia, California

We have audited the accompanying consolidated balance sheets of 3D Systems Corporation and its subsidiaries (the “Company”) as of December 31, 2005 and 2004 and the related consolidated statements of operations, stockholders’ equity, cash flows, and comprehensive income (loss) for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of 3D Systems Corporation and its subsidiaries as of December 31, 2005 and 2004 and the results of their operations and their cash flows and comprehensive income (loss) for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, during the year ended December 31, 2003, the Company changed its method of accounting for legal expenses incurred in the defense of its patent and license rights, and its method of amortizing certain patent and license costs.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2006 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

BDO Seidman, LLP

Los Angeles, California

February 28, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

3D Systems Corporation

Valencia, California

We have audited management’s assessment, included in Management’s report on internal control over financial reporting appearing in Item 9A of the accompanying Annual Report on Form 10-K, that 3D Systems Corporation and its subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005 is fairly stated, in all material respects, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of 3D Systems Corporation as of December 31, 2005 and 2004 and the related statements of operations, stockholders’ equity, cash flows and comprehensive income (loss) for each of the years in the three-year period ended December 31, 2005 and our report dated February 28, 2006 expressed an unqualified opinion on those financial statements.

/s/ BDO Seidman, LLP

BDO Seidman, LLP

Los Angeles, California

February 28, 2006

3D Systems Corporation
Consolidated Balance Sheets
As of December 31, 2005 and 2004
(in thousands, except par value)

	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$24,112	$26,276
Accounts receivable, net of allowance for doubtful accounts of $990 (2005) and $1,214 (2004)	33,172	22,209
Inventories, net of reserves of $1,317 (2005) and $2,710 (2004)	13,960	9,512
Prepaid expenses and other current assets	9,307	5,278
Deposits	216	229
Deferred tax assets	2,500	—
Total current assets	83,267	63,504
Property and equipment, net	12,166	9,500
Licenses and patent costs, net	5,525	6,243
Acquired technology, net	2,465	3,981
Goodwill	44,747	45,135
Restricted cash	1,200	1,200
Lease receivables, less current portion, net of allowance of $0 (2005) and $59 (2004)	—	365
Other assets, net	1,572	1,568
	$150,942	$131,496
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$—	$—
Current portion of long-term debt	200	180
Accounts payable	10,949	6,937
Accrued liabilities	12,174	13,447
Customer deposits	1,945	819
Deferred revenue	13,768	13,797
Total current liabilities	39,036	35,180
Long-term debt, less current portion	3,545	3,745
Convertible subordinated debentures	22,604	22,704
Other liabilities	1,039	1,607
Total liabilities	66,224	63,236
Authorized 5,000 preferred shares; Series B convertible redeemable preferred stock, authorized 2,670 shares, issued and outstanding 2,617 (2005) and 2,621 (2004), mandatory redemption in 2013 (aggregate liquidation value of $15,968)	15,242	15,196
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, $0.001 par value, authorized 60,000 shares; issued and outstanding 15,302 (2005) and 14,490 (2004)	15	14
Additional paid-in capital	106,883	97,859
Deferred compensation	(1,461)	(45)
Treasury stock, at cost; 12 shares (2005) and 8 shares (2004)	(154)	(68)
Accumulated deficit in earnings	(34,798)	(44,881)
Accumulated other comprehensive income (loss)	(1,009)	185
Total stockholders’ equity	69,476	53,064
	$150,942	$131,496

See accompanying notes to consolidated financial statements.

3D Systems Corporation
Consolidated Statements of Operations
Years Ended December 31, 2005, 2004 and 2003
(in thousands, except per share amounts)

	2005	2004	2003
Revenue:
Products	$100,396	$83,976	$73,084
Services	39,274	41,403	36,931
Total revenue	139,670	125,379	110,015
Cost of sales:
Products	49,973	43,898	39,818
Services	26,567	25,390	27,055
Total cost of sales	76,540	69,288	66,873
Gross profit	63,130	56,091	43,142
Operating expenses:
Selling, general and administrative	40,382	39,411	48,643
Research and development	12,176	10,474	9,031
Severance and other restructuring costs	1,227	605	442
Total operating expenses	53,785	50,490	58,116
Income (loss) from operations	9,345	5,601	(14,974)
Interest and other expense, net	762	1,979	2,902
Income (loss) before income taxes	8,583	3,622	(17,876)
Provision (benefit) for income taxes	(1,500)	1,061	1,107
Income (benefit) before cumulative effect of changes in accounting principles	10,083	2,561	(18,983)
Cumulative effect on prior years (to December 31, 2002) of:
Expensing patent and license legal defense fees as incurred	—	—	(5,964)
Change in amortization method for patents and license costs	—	—	(1,076)
Net income (loss)	10,083	2,561	(26,023)
Preferred stock dividends and accretion	1,679	1,534	867
Net income (loss) available to common stockholders	$8,404	$1,027	$(26,890)
Net income (loss) available to common stockholders per share—basic:
Income (loss) before cumulative effect of changes in accounting principles	$0.56	$0.08	$(1.55)
Cumulative effect of changes in accounting principles for:
Expensing patent and license legal defense fees as incurred	—	—	(0.47)
Change in amortization method for patents and license costs	—	—	(0.08)
Net income (loss) available to common stockholders per share	$0.56	$0.08	$(2.10)
Net income (loss) available to common stockholders per share—assuming dilution:
Income (loss) before cumulative effect of changes in accounting principles	$0.53	$0.07	$(1.55)
Cumulative effect of changes in accounting principles for:
Expensing patent and license legal defense fees as incurred	—	—	(0.47)
Change in amortization method for patents and license costs	-—	—	(0.08)
Net income (loss) available to common stockholders per share	$0.53	$0.07	$(2.10)
Pro forma amounts after giving effect to changes in accounting principles in 2003, applied retroactively, net of applicable income taxes:
Net income (loss) available to common stockholders	—	—	$(15,975)
Basic net income (loss) available to common stockholders per share	—	—	$(1.25)
Diluted net income (loss) available to common stockholders per share	—	—	$(1.25)

See accompanying notes to consolidated financial statements.

Systems Corporation
Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2005, 2004 and 2003
(in thousands, except par value)

Accum.
Common Stock			Changes		Notes			Other
	Par	Add’l	in		Receivable			Comp.	Total
	Value	Paid in	Preferred	Deferred	From	Treasury	Accum.	Inc.	Stockholders’
Shares	$0.001	Capital	Stock	Comp.	Employees	Stock	Deficit	(Loss)	Equity

Balance at December 31, 2002	12,725	$13			$84,931	$—	$—	$(59)	$—	$(21,419)	$(3,600)	$59,866
Exercise of stock options	42		(	a)	264	—	—	—	—	—	—	264
Employee stock purchase plan	22		(	a)	97	—	—	—	—	—	—	97
Stock compensation	120		(	a)	1,049	—	—	—	—	—	—	1,049
Liquidated damages	—	—			(477)	—	—	—	—	—	—	(477)
Stock registration costs	—	—			(276)	—	—	—	—	—	—	(276)
Repayment of employee loans	(6)	—			—	—	—	40	(45)	—	—	(5)
Preferred stock dividends	—	—			—	(825)	—	—	—	—	—	(825)
Accretion of preferred stock issuance costs	—	—			—	(42)	—	—	—	—	—	(42)
Net loss	—	—			—	—	—	—	—	(26,023)	—	(26,023)
Cumulative translation adjustment	—	—			—	—	—	—	—	—	3,070	3,070
Balance at December 31, 2003	12,903	$13			$85,588	$(867)	$—	$(19)	$(45)	$(47,442)	$(530)	$36,698

Systems Corporation
Consolidated Statements of Stockholders’ Equity (Continued)
Years Ended December 31, 2005, 2004 and 2003
(in thousands, except par value)

Accum.
Common Stock			Changes		Notes			Other
	Par	Add’l	in		Receivable			Comp.	Total
	Value	Paid in	Preferred	Deferred	From	Treasury	Accum.	Inc.	Stockholders’
Shares	$0.001	Capital	Stock	Comp.	Employees	Stock	Deficit	(Loss)	Equity
Balance at December 31, 2003	12,903	$13			$85,588	$(867)	$—	$(19)	$(45)	$(47,442)	$(530)	$36,698
Exercise of stock options	672		(	a)	4,800	—	—	—	—	—	—	4,800
Employee stock purchase plan	11		(	a)	93	—	—	—	—	—	—	93
Stock compensation	55		(	a)	627	—	—	—	—	—	—	627
Stock redeemed to payoff employee loans	(2)		(	a)	—	—	—	19	(23)	—	—	(4)
Issuance of restricted stock	5		(	a)	57	—	(52)	—	—	—	—	5
Amortization of restricted stock	—	—			—	—	7	—	—	—	—	7
Conversion of preferred stock	13		(	a)	79	—	—	—	—	—	—	79
Conversion of subordinated debentures	833	1			9,999	—	—	—	—	—	—	10,000
Liquidated damages	—	—			(397)	—	—	—	—	—	—	(397)
Stock registration costs	—	—			(586)	—	—	—	—	—	—	(586)
Preferred stock dividends	—	—			—	(1,468)	—	—	—	—	—	(1,468)
Accretion of preferred stock issuance costs	—	—			—	(66)	—	—	—	—	—	(66)
Net income	—	—			—	—	—	—	—	2,561	—	2,561
Cumulative translation adjustment	—	—			—	—	—	—	—	—	715	715
Balance at December 31, 2004	14,490	$14			$100,260	$(2,401)	$(45)	$—	$(68)	$(44,881)	$185	$53,064
Exercise of stock options	672		(	a)	7,991	—	—	—	—	—	—	7,992
Employee stock purchase plan	9		(	a)	126	—	—	—	—	—	—	126
Stock compensation	—		(	a)	(13)	—	—	—	—	—	—	(13)
Issuance of restricted stock	117		(	a)	2,473	—	(1901)	—	(86)	—	—	486
Amortization of restricted stock	—	—			—	—	485	—	—	—	—	485
Conversion of preferred stock	4				26	—	—	—	—	—	—	26
Conversion of subordinated debentures	10	—			100	—	—	—	—	—	—	100
Preferred stock dividends	—	—			—	(1,616)	—	—	—	—	—	(1,616)
Accretion of preferred stock issuance costs	—	—			—	(63)	—	—	—	—	—	(63)
Net income	—	—			—	—	—	—	—	10,083	—	10,083
Cumulative translation adjustment	—	—			—	—	—	—	—		(1,194)	(1,194)
Balance at December 31, 2005	15,302	$15			$110,962	$(4,079)	$(1,461)	$0	$(154)	$(34,798)	$(1,009)	$69,476

(a)              Amounts not shown due to rounding.

See accompanying notes to consolidated financial statements

3D Systems Corporation
Consolidated Statements of Cash Flows
Years Ended December 31, 2005, 2004 and 2003
(in thousands)

	2005	2004	2003
Cash flows from operating activities:
Net income (loss)	$10,083	$2,561	$(26,023)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income taxes, net of valuation allowance	(2,500)	—	—
Cumulative effect of changes in accounting principles	—	—	7,040
Impairment of intangible assets of OptoForm Sarl	—	—	847
Depreciation	2,653	3,401	4,444
Amortization	3,111	3,555	3,983
Adjustments for allowance accounts, including lease receivables	(48)	(216)	990
Adjustments for inventory reserve	(733)	(310)	1,755
Stock-based compensation	941	634	1,321
Non-cash payment of interest on employee note with Common Stock	—	(4)	(5)
(Gain) Loss on disposition of property and equipment	(262)	231	386
Changes in operating accounts:
Deposits	(13)	338	(553)
Accounts receivable	(13,008)	1,537	6,792
Lease receivables	448	21	9
Inventories	(7,907)	(189)	2,345
Prepaid expenses and other current assets	(4,207)	(2,908)	1,791
Other assets	69	316	1,391
Accounts payable	4,211	(448)	(3,818)
Accrued liabilities	(148)	(2,849)	349
Customer deposits	1,157	48	(29)
Deferred revenue	763	(2,340)	(30)
Other liabilities	(418)	(450)	(1,803)
Net cash provided by (used in) operating activities	(5,808)	2,928	1,182
Cash flows used in investing activities:
Purchases of property and equipment	(2,603)	(781)	(874)
Proceeds on disposition of property and equipment	727	—	53
Additions to license and patent costs	(372)	(417)	(760)
Software development costs	(598)	(737)	(550)
Net cash used in investing activities	(2,846)	(1,935)	(2,131)
Cash flows from financing activities:
Stock options, stock purchase plan and restricted stock proceeds	8,135	4,898	361
Proceeds from private placement of convertible subordinated debentures	—	—	22,108
Net (repayments) / borrowings under line of credit	—	—	(2,450)
Bank borrowings of long-term debt	—	—	—
Repayment of long-term debt	(180)	(165)	(10,500)
Restricted cash	—	—	(1,200)
Payments under obligation to former stockholders of 3D Systems S.A.	(585)	(852)	(351)
Proceeds from private placement of preferred stock, net	—	—	15,178
Payment of preferred stock dividends	(1,617)	(1,420)	(641)
Payment of accrued liquidated damages	(36)	(837)	—
Stock registration costs	—	(428)	(276)
Payment to OptoForm minority shareholder	—	(49)	—
Net cash provided by financing activities	5,717	1,147	22,229
Effect of exchange rate changes on cash	773	182	395
Net increase (decrease) in cash and cash equivalents	(2,164)	2,322	21,675
Cash and cash equivalents at the beginning of the period	26,276	23,954	2,279
Cash and cash equivalents at the end of the period	$24,112	$26,276	$23,954

See accompanying notes to consolidated financial statements.

3D Systems Corporation
Consolidated Statements of Comprehensive Income (Loss)
Years ended December 31, 2005, 2004 and 2003
(in thousands)

	2005	2004	2003
Net income (loss)	$10,083	$2,561	$(26,023)
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,194)	715	3,070
Comprehensive income (loss)	$8,889	$3,276	$(22,953)

See accompanying notes to consolidated financial statements.

3D Systems Corporation
Notes to Consolidated Financial Statements
for the years ended December 31, 2005, 2004 and 2003
(in thousands, except per share data)

Note 1 Basis of Presentation

The consolidated financial statements include the accounts of 3D Systems Corporation and all majority-owned subsidiaries (the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation. The Company’s annual reporting period is the calendar year.

Certain prior-period amounts have been reclassified to conform to the current-year presentation.

Note 2 Changes in Accounting Principles

As of December 31, 2003, the Company changed its method of accounting for legal fees incurred in the defense of its patent and license rights. In previous periods, these expenses were recorded as intangible assets on the balance sheet and amortized over the lives of the related patent or license rights, which range from seven to nine years. As a result of this change, legal fees incurred in the defense of patents and licenses for the years ended December 31, 2005, 2004 and 2003 have been expensed as incurred. The Company believes that this method of accounting is the preferable method and that after giving effect to such method the Company’s financial results more clearly reflect current operating activities and removes the subjectivity involved in evaluating the value of this intangible asset. The effect of the change in 2003 was to increase selling, general and administrative expenses by approximately $4,733, which is comprised of legal fees expensed of $5,677 and the reversal of $944 of amortization expense for previously capitalized legal costs. The write-down of the intangible assets attributable to such legal costs capitalized in previous years amounted to approximately $5,964, net of applicable income tax effect. The effect of this change was to increase the Company’s net loss in 2003 by approximately $10,697 or $0.84 per fully diluted share.

As of December 31, 2003, the Company changed its method of amortizing certain patent and license costs from the unit-of-production method to the straight-line method. The unit-of-production method required the Company to estimate future levels of production for the products which utilized the technology protected under the patent rights. The Company originally anticipated that the accounting method chosen would provide the best matching of patent-cost amortization with revenue from the products incorporating that patent technology. However, experience has shown the difficulty of forecasting future production because of factors beyond the Company’s control and because of delays in the introduction of new systems utilizing that patent. Given the time-based nature of the license agreement and the past volatility of the Company’s estimates of machine production, the Company believes that the straight-line method of amortization more accurately reflects the consumption of the economic benefit of the license over its remaining term and is, therefore, a preferable method. The effect of this change in 2003 was an increase in net loss by $1,396 or $0.11 per fully diluted share, of which $320 is included in cost of sales and $1,076 or $0.08 per share is the cumulative effect of the change in accounting principle.

Pro forma amounts shown on the consolidated statements of operations have been adjusted for the effect of the retroactive application of these changes in accounting policy, net of income taxes. See Note 8—Licenses and Patent Costs.

3D Systems Corporation
Notes to Consolidated Financial Statements (Continued)
for the years ended December 31, 2005, 2004 and 2003
(in thousands, except per share data)

Note 3 Significant Accounting Policies

Use of Estimates

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those, among others, related to the allowance for doubtful accounts, income taxes, inventories, goodwill, other intangible assets, contingencies and revenue recognition. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

Revenue Recognition

Revenue from the sale of systems and related products and materials is recognized upon shipment or when services are performed, provided that persuasive evidence of a sales arrangement exists, both title and risk of loss have passed to the customer and collection is reasonably assured. Persuasive evidence of a sales arrangement exists upon execution of a written sales agreement that constitutes a fixed and legally binding commitment between the Company and the buyer. Sales of the Company’s systems generally include equipment, a software license, a warranty on the equipment, training and installation. The Company allocates and records revenue in these transactions based on vendor-specific objective evidence that has been accumulated through historic operations, which, in most cases, is the price charged for the deliverable when sold separately. If fair value for all deliverables cannot be determined, the Company will use the residual method to determine the amount of the consideration to be allocated to the delivered items. The Company also evaluates the impact of undelivered items on the functionality of delivered items for each sales transaction and, where appropriate, defers revenue on delivered items when that functionality has been affected. Functionality is determined to be met if the delivered products or services represent a separate earnings’ process. Revenue from services is recognized at the time of performance. The Company provides end-users with maintenance under a warranty agreement for up to one year and defers a portion of the revenue at the time of sale based on the relative fair value of those services. After the initial warranty period, the Company offers these customers optional maintenance contracts. Deferred maintenance revenue is recognized ratably on a straight-line basis over the period of the contract. The Company’s systems are sold with licensed software products that are integral to the operation of the systems. These software products are generally sold or licensed only for use in the Company’s systems.

Shipping and handling costs billed to customers for equipment sales and sales of materials are included in product revenue in the consolidated statements of operations. Costs incurred by the Company associated with shipping and handling are included in product cost of sales in the consolidated statements of operations.

Credit is extended, and creditworthiness is determined, based on an evaluation of each customer’s financial condition. New customers are generally required to complete a credit application and provide

3D Systems Corporation
Notes to Consolidated Financial Statements (Continued)
for the years ended December 31, 2005, 2004 and 2003
(in thousands, except per share data)

references and bank information to facilitate an analysis of creditworthiness. Customers with a favorable profile may receive credit terms that differ from the Company’s general credit terms. Creditworthiness is considered, among other things, in evaluating the Company’s relationship with customers with past due balances.

The Company’s terms of sale generally require payment within 30 to 60 days after shipment of a product, although the Company also recognizes that longer payment periods are customary in some countries where it transacts business. To reduce credit risk in connection with systems’ sales, the Company may, depending upon the circumstances, require significant deposits prior to shipment and may retain a security interest in a system sold until fully paid. In some circumstances, the Company may require payment in full for its products prior to shipment and may require international customers to furnish letters of credit. For services, the Company either bills customers on a time-and-materials’ basis or sells customers service agreements that are recorded as deferred revenue and provide for payment in advance on either an annual or other periodic basis.

Cash and Cash Equivalents

Investments with original maturities of six months or less are considered to be cash equivalents. The Company’s policy is to invest cash in excess of short-term operating and debt-service requirements in such cash equivalents. These instruments are stated at cost, which approximates market value because of the short maturity of the instruments.

The Company is required as a condition of an existing financing arrangement with respect to a standby letter of credit to maintain $1,200 of cash as collateral that is restricted from use by the Company. Such restricted cash is reported separately on the consolidated balance sheets as a long-term asset.

The Company is also required from time to time to maintain certain cash balances at financial institutions or with vendors. Such cash is classified as deposits on the consolidated balance sheets. At December 31, 2005 and 2004, the Company had approximately $216 and $229 of cash on deposit under restriction, relating primarily to banking and utility arrangements.

Allowance for Doubtful Accounts

The Company’s estimate of the allowance for doubtful accounts related to trade receivables is based on two methods. The amounts calculated from each of these methods are combined to determine the total amount reserved. First, the Company evaluates specific accounts where it has information that the customer may have an inability to meet its financial obligations (for example, bankruptcy). In these cases, the Company uses its judgment, based on the available facts and circumstances, and records a specific reserve for that customer against amounts due to reduce the outstanding receivable balance to the amount that is expected to be collected. These specific reserves are re-evaluated and adjusted as additional information is received that impacts the amount reserved. Second, a reserve is established for all customers based on percentages applied to aging categories. If circumstances change (for example, the Company experiences higher-than-expected defaults or an unexpected adverse change in a customer’s financial condition), estimates of the recoverability of amounts due to the Company could be reduced. Similarly, if

3D Systems Corporation
Notes to Consolidated Financial Statements (Continued)
for the years ended December 31, 2005, 2004 and 2003
(in thousands, except per share data)

the Company experiences lower-than-expected defaults or improved customer financial condition, estimates of the recoverability of amounts due the Company could be increased.

Inventories

Inventories are stated at the lower of cost or net realizable market value, cost being determined using the first-in, first-out method. Reserves for slow-moving and obsolete inventories are provided based on historical experience and current product demand. The Company evaluates the adequacy of these reserves quarterly. Certain inventories are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 49 issued by the Financial Accounting Standards Board (“FASB”). See Note 5—Outsourcing of Assembly and Refurbishment Activities.

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

Goodwill and Intangible Assets

The Company maintains goodwill on its consolidated balance sheets that resulted from prior transactions accounted for under SFAS No. 141, “Business Combinations.” This goodwill is subject to impairment testing as required by SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires the use of judgment, and events impacting expected cash flows could result in a future impairment that previously was not required. SFAS No. 142 requires companies to allocate goodwill to identifiable reporting units, which are then tested for impairment annually, or upon significant changes in the business environment, using a two-step process. The December 31, 2005 goodwill allocation is $18,605 to U.S. operations, $19,212 to European operations and $6,930 to Asian operations. See Note 10—Goodwill. Goodwill set forth on the consolidated balance sheet as of December 31, 2005 arose from acquisitions carried out in years prior to December 31, 2003. Goodwill arising from the acquisition of DTM Corporation in 2001 was allocated to reporting units based on the percentage of SLS® systems then installed by geographic area. Goodwill arising from other acquisitions was allocated to reporting units based on geographic dispersion of the acquired companies' sales at the time of their acquisition. The first step requires comparing the fair value of each reporting unit with its carrying amount, including goodwill. If that fair value exceeds the carrying amount, the second step of the process is not required to be performed and no impairment charge would be recorded. If, however, the fair value does not exceed that carrying amount, companies must perform a second step that requires an allocation of the fair value of the reporting unit to all assets and liabilities of that unit as if the reporting unit had been acquired in a purchase business combination as of the date of evaluation, and the fair value of the reporting unit was the purchase price. The goodwill resulting from that purchase price allocation is then compared to its carrying amount with any excess recorded as an impairment charge.

3D Systems Corporation
Notes to Consolidated Financial Statements (Continued)
for the years ended December 31, 2005, 2004 and 2003
(in thousands, except per share data)

The Company performed an evaluation of its reporting units in the fourth quarters of 2005, 2004 and 2003 in conjunction with annual impairment testing and concluded that the fair values of the Company’s reporting units exceeded their carrying values. Accordingly, no goodwill impairment adjustments were recorded in 2005, 2004 or 2003.

However, the Company determined as of December 31, 2003 that an impairment of the acquired technology and other intangibles arising from a prior European acquisition had occurred as it had become unlikely that the technology acquired would be commercialized and that anticipated cash flows, therefore, would be insufficient to recover the carrying value. Accordingly, the Company recorded an $847 impairment at December 31, 2003 as a reduction of its European long-lived assets. This impairment consisted of a $612 impairment of acquired technology and a $235 impairment of other intangibles. See Note 9—Acquired Technology.

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

Capitalized Software Costs

Certain software development and production costs are capitalized when the related product reaches technological feasibility. Costs capitalized in 2005, 2004 and 2003 were $808, $737 and $550, respectively. Amortization of software development costs begins when the related products are available for use in related systems. Amortization expense, included in cost of sales, amounted to $725, $636 and $702 for 2005, 2004 and 2003, respectively, based on the straight-line method using an estimated useful life of one year. During 2003, the Company revised its estimated useful life for amortizing software development costs from two years to one year after evaluating the cycle of software development and replacement. Net capitalized software costs aggregated $448 and $365 at December 31, 2005 and 2004, respectively, and are included in other assets in the accompanying consolidated balance sheets.

3D Systems Corporation
Notes to Consolidated Financial Statements (Continued)
for the years ended December 31, 2005, 2004 and 2003
(in thousands, except per share data)

Contingencies

The Company follows the provisions of SFAS No. 5, “Accounting for Contingencies.” SFAS No. 5 requires that an estimated loss from a loss contingency be accrued by a charge to income if it is both probable that an asset has been impaired or that a liability has been incurred and that the amount of the loss can be reasonably estimated.

Foreign Currency Translation

We transact business globally and are subject to risks associated with fluctuating foreign exchange rates. More than 50% of our consolidated revenue is derived from sales outside of the U.S. This revenue is generated primarily from the operations of our foreign sales’ subsidiaries in their respective countries and surrounding geographic areas and is primarily denominated in each subsidiary’s local functional currency although certain sales are denominated in other currencies, including U.S. dollars or the euro, rather than the local functional currency. These subsidiaries incur most of their expenses (other than intercompany expenses) in their local functional currency. These currencies include the euro, pound sterling, Swiss franc and Japanese yen.

The geographic areas outside the United States in which we operate are generally not considered to be highly inflationary. Nonetheless, these foreign operations are sensitive to fluctuations in currency exchange rates arising from, among other things, certain intercompany transactions that are generally denominated in U.S. dollars rather than their respective functional currencies. The Company’s operating results, assets and liabilities are subject to the effect of foreign currency translation when the operating results and the assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars in the Company’s consolidated financial statements.

Gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than the functional currency of the Company or a subsidiary) are included in the consolidated statements of operations, except for inter-company receivables and payables for which settlement is not planned or anticipated in the foreseeable future, which are included as a component of accumulated other comprehensive income (loss) in the consolidated balance sheets.

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

The Company applies SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137 and SFAS No. 138 (“SFAS No. 133”), to report all derivative instruments on the balance sheet at fair value. The Company has not adopted hedge accounting, and all gains and losses (realized or unrealized) are recognized in cost of sales in the consolidated statements of operations.

3D Systems Corporation
Notes to Consolidated Financial Statements (Continued)
for the years ended December 31, 2005, 2004 and 2003
(in thousands, except per share data)

The Company and its subsidiaries conduct business in various countries using both their functional currencies and other currencies to effect cross-border transactions. As a result, they are subject to the risk that fluctuations in foreign exchange rates between the dates that those transactions are entered into and their respective settlement dates will result in a foreign exchange gain or loss. When practicable, the Company endeavors to match assets and liabilities in the same currency on its balance sheet and those of its subsidiaries in order to reduce these risks. The Company, when it considers it to be appropriate, enters into foreign currency contracts to hedge the exposures arising from those transactions. At December 31, 2005, these contracts included both the purchase and sale of currencies other than the U.S. dollar. The purchase contracts related primarily to the procurement of inventory from a third party denominated in Swiss francs. The foreign currency sales contracts were denominated in euros, pound sterling and Japanese yen and were entered into to hedge intercompany purchase obligations of the Company’s subsidiaries. At December 31, 2004, these contracts included only the purchase of currencies other than the U.S. dollar.

During 2005, the Company entered into a range-forward arrangement with a large, creditworthy financial institution to hedge certain other currency-rate exposures in Japanese yen. This arrangement established a collar around a range of exchange rates between 106.0 and 113.5 yen to the U.S. dollar to hedge 95,000 yen (approximate equivalent range of $896 to $837) of inter-company payments from the Company’s Japanese subsidiary. Both the put and call options entered into under this hedge arrangement were for the same monetary amount and maturity date. This range-forward arrangement expired on February 6, 2006.

The dollar equivalent of the foreign currency contracts and related fair values as of December 31, 2005 and 2004 were as follows:

	Foreign Currancy Option Contracts		Foreign Currency Purchase Contracts		Foreign Currency Sales Contracts
	2005	2004	2005	2004	2005	2004
Notional amount	$837	—	$1,269	$1,676	$4,624	—
Fair value	866	—	1,258	1,759	4,519	—
Net unrealized gain (loss)	$29	—	$(11)	$(83)	$105	—

The net fair value of all foreign exchange contracts at December 31, 2005 and 2004 reflected unrealized gains (losses) of $123 and $(83), respectively. These foreign currency contracts expire at various times between January 5, 2006 and April 19, 2006.

Changes in the fair value of derivatives are recorded in cost of sales in the consolidated statements of operations. Depending on their fair value at the end of the reporting period, derivatives are recorded either in prepaid and other current assets or in accrued liabilities in the consolidated balance sheets.

The total impact of foreign currency related items on the consolidated statements of operations, was a gain (loss) of $(755), $220 and $(351) for 2005, 2004 and 2003, respectively.

The Company is exposed to credit risk if the counterparties to such transactions are unable to perform their obligations. However, the Company seeks to minimize such risk by entering into transactions with counterparties that are creditworthy financial institutions.

3D Systems Corporation
Notes to Consolidated Financial Statements (Continued)
for the years ended December 31, 2005, 2004 and 2003
(in thousands, except per share data)

Research and Development Costs

Research and development costs, except for certain software development costs discussed above, are expensed as incurred.

Earnings Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of Common Stock outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss), as adjusted for the assumed issuance of all dilutive shares, by the weighted average number of shares of Common Stock outstanding plus the number of additional common shares that would have been outstanding if all dilutive common shares issuable upon exercise of outstanding stock options or conversion of convertible securities had been issued. Common shares related to convertible securities and stock options are excluded from the computation when their effect is anti-dilutive, that is, when their inclusion would increase the Company’s net income per share or reduce the Company’s net loss per share.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expenses were $1,352, $1,212 and $1,571 for the years ended December 31, 2005, 2004 and 2003, respectively.

Equity Compensation Plans

The Company has equity compensation plans that are described more fully in Note 18—Stockholders’ Equity. As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” for the year ended December 31, 2005 and prior years, the Company’s equity compensation plans have been accounted for under the intrinsic value recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.

3D Systems Corporation
Notes to Consolidated Financial Statements (Continued)
for the years ended December 31, 2005, 2004 and 2003
(in thousands, except per share data)

The following pro forma net income (loss) and net income (loss) per share information is presented as if the Company accounted for stock-based compensation awarded under its equity compensation plans using the fair value method. Under the fair value method, the estimated fair value of stock-based incentive awards is charged against income on a straight-line basis over the vesting period.

	2005	2004	2003
Basic net income (loss) available to common stockholders, as reported	$8,404	$1,027	$(26,890)
Deduct: Stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(1,144)	(2,120)	(2,221)
Pro forma net income (loss)	$7,260	$(1,093)	$(29,111)
Basic net income (loss) available to stockholders per common share:
As reported	$0.56	$0.08	$(2.10)
Pro forma	$0.49	$(0.08)	$(2.28)
Diluted net income (loss) available to common stockholders, as reported	$8,404	$1,027	$(26,890)
Deduct: Stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(1,144)	(2,120)	(2,221)
Pro forma net income (loss)	$7,260	$(1,093)	$(29,111)
Diluted net income (loss) available to stockholders per common share:
As reported	$0.53	$0.07	$(2.10)
Pro forma	$0.45	$(0.08)	$(2.28)

Income Taxes

The Company and its domestic subsidiaries file a consolidated U.S. federal income tax return. The Company’s non-U.S. subsidiaries file income tax returns in their respective local jurisdictions. The Company provides for income taxes on those portions of its foreign subsidiaries’ accumulated earnings that the Company believes are not reinvested permanently in their business.

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

The Company records deferred tax assets arising from temporary timing differences between recorded net income and taxable net income when and if it believes that future earnings will be sufficient to realize the tax benefit. For those jurisdictions where the expiration date of tax benefit carry-forwards or the projected taxable earnings indicate that realization is not likely, the Company provides a valuation allowance. At the end of 2003, the Company maintained a full valuation allowance against its deferred tax assets, and this valuation allowance decreased in 2004 as deferred tax assets were utilized to offset taxable income. In 2005, the Company determined that it was more likely than not that the Company will be able to utilize a portion of its deferred tax assets attributable to U.S. taxable income in 2006, and the Company accordingly reversed $2,500 of its valuation allowance. See Note 23—Income Taxes.

3D Systems Corporation
Notes to Consolidated Financial Statements (Continued)
for the years ended December 31, 2005, 2004 and 2003
(in thousands, except per share data)

In assessing the need for a valuation allowance, the Company estimates future taxable earnings, with consideration for the feasibility of tax planning strategies and the realizability of tax-benefit carry-forwards to determine which deferred assets are more likely than not to be realized in the future. Valuation allowances related to deferred tax assets can be impacted by changes to tax laws, changes to statutory tax rates and future taxable earnings. In the event that actual results differ from these estimates in future periods, the Company may need to adjust the valuation allowance, which could materially impact the Company’s consolidated financial statements. If, in future periods, the Company determines that it is more likely than not that it will be able to utilize the deferred tax assets, the Company expects to, at that time, reverse all or a portion of the valuation allowance.

At December 31, 2005, the Company performed an analysis pursuant to SFAS No. 109 to determine whether, in light of the improvement in its operations, it is more likely than not that all or a portion of its deferred tax assets will be able to be utilized. In performing this analysis, the Company considered, among other things, the amount of taxable income in 2004 and 2005 and whether the Company has a basis to expect sufficient taxable income in future years to utilize its deferred tax assets. Based on this analysis, the Company determined that it is more likely than not that the Company would be able to utilize a portion of its deferred tax assets attributable to U.S. taxes in 2006, and the Company accordingly reversed $2.5 million of its valuation allowance and recognized a corresponding benefit against its provision for income taxes in its consolidated statement of operations for the year ended December 31, 2005. As a result, at December 31, 2005, the Company’s valuation allowance declined to $24.6 million, the $2.5 million difference between its net deferred tax assets and its valuation allowance was recorded as a current asset, and its deferred tax assets declined to $31.5 million.

Recent Accounting Pronouncements

In December 2004, FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” that establishes standards for accounting for transactions in which a company exchanges its equity instruments for goods and services or incurs a liability in exchange for goods and services that is based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. The primary focus of this pronouncement is on issuing share-based payments for services provided by employees. This pronouncement also requires recognition of compensation expense for new equity instruments awarded or for modifications, cancellations or repurchases of existing awards starting January 1, 2006. Compensation expense for new equity awards, in most cases, will be based on the fair value of the stock on the date of grant and will be recognized over the service period. An award of a liability instrument, as defined by this pronouncement, will initially be recorded at fair value and will be adjusted each reporting period to the new fair value through the date of settlement. Under the terms of this pronouncement, the Company and other issuers will begin to expense equity awards using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards. For periods before the required effective date for which financial statements have not yet been issued, the Company had the option to elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required by Statement No. 123.

3D Systems Corporation
Notes to Consolidated Financial Statements (Continued)
for the years ended December 31, 2005, 2004 and 2003
(in thousands, except per share data)

The Company adopted SFAS No. 123R effective January 1, 2006 and began to expense previously issued equity awards for which service has not been rendered on that date. As of December 31, 2005, the Company estimates its maximum expense for existing stock option awards to be approximately $1,425, which would be recognized $812 for 2006 and $610 for 2007. This projected expense will change if any stock options are granted or cancelled prior to the respective reporting periods or if there are any changes required to be made for estimated forfeitures as of the effective date.

As of December 31, 2005, the Company estimates its expense for existing restricted stock awards to be approximately $1,459, which would be recognized $485 for 2006, $477 for 2007, $313 for 2008 and $185 for 2009.   This projected expense will change if any restricted stock awards are granted, which the Company expects to occur, or repurchased prior to vesting in any of the respective reporting periods.

In May 2005, FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3.”  SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle and guidance for retrospective application of a change in accounting principle. The statement also requires that a change in depreciation, amortization or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. The statement carries forward, without change, the guidance contained in APB Opinion No. 20 for reporting the correction of errors in previously issued financial statements and changes in accounting estimates. The Company adopted SFAS No. 154 effective January 1, 2006, and it is not anticipated to have a material impact on the financial statements.

Note 4 Leases

For years prior to 2003, the Company provided lease financing for qualified customers. The leases were accounted for as sales-type leases in which the present values of minimum lease payments, net of cost, was recorded as sales. Certain of these lease receivables were sold to third parties with terms that required the Company to guarantee to the purchaser certain cash payments in the event of default on those receivables. The components of both retained and sold lease receivables at December 31, 2005 and 2004 are as follows:

	2005	2004
Total minimum lease payments receivable	$195	$309
Estimated non-guaranteed residual value	72	328
Allowance for uncollectible leases	0	(59)
Gross investment in leases (net of allowance)	267	578
Unearned income	(11)	(99)
Total investment in leases	$256	$479
Short-term interest in leases	$181	$228
Long-term interest in leases	$75	$251

3D Systems Corporation
Notes to Consolidated Financial Statements (Continued)
for the years ended December 31, 2005, 2004 and 2003
(in thousands, except per share data)

Approximately $195 of aggregate future minimum lease payments receivable are due through 2007 in connection with these leases. Maturities of certain leases that were not sold to third parties were extended in 2005.

Note 5 Outsourcing of Assembly and Refurbishment Activities

During 2005 and 2004, the Company engaged selected design and manufacturing companies to assemble its equipment portfolio and discontinued its equipment assembly activities at its Grand Junction, Colorado facility. This included its InVision™ 3-D printing equipment, its SLA®  systems, its SLS® systems and certain other equipment items, the refurbishment of certain used equipment systems and the assembly of field service kits for sale by the Company to its customers.

In connection with these activities, in 2004, the Company effected a reduction in its work force, primarily at its Grand Junction, Colorado facility. See Note 14—Severance and Other Restructuring Costs.

The Company sold to those third parties components of its raw materials’ inventory related to those systems. Those sales made through December 31, 2005 have been recorded in the financial statements as a product financing arrangement under SFAS No. 49, “Accounting for Product Financing Arrangements.” Pursuant to SFAS No. 49, as of December 31, 2005 and December 31, 2004, the Company recorded a non-trade receivable of $1,051 and $2,310, respectively, classified in prepaid expenses and other current assets on the consolidated balance sheet for the years then ended reflecting the book value of the inventory sold to the assemblers. At December 31, 2005 and 2004, $417 and $812, respectively, remained in inventory with a corresponding amount included in accrued liabilities, representing the Company’s non-contractual obligation to repurchase assembled systems and refurbished parts produced from such inventory.

Under these arrangements, the Company generally purchases assembled systems from the assemblers following the Company’s receipt of an order from a customer or as needed from the assembler to repair a component or to service equipment. Under certain circumstances, the Company anticipates that it may purchase assembled systems from the assemblers prior to the receipt of an order from a customer. At December 31, 2005 and December 31, 2004, the Company had advanced $5,367 and $1,212, respectively, of progress payments to assemblers for systems forecasted to be required for resale to customers. These progress payments were recorded in prepaid expenses and other current assets in the consolidated balance sheets.

Note 6 Inventories

Components of inventories, net at December 31, 2005 and 2004 are as follows:

	2005	2004
Raw materials	$2,696	$3,522
Inventory held by assemblers	417	812
Work in process	55	492
Finished goods	10,792	4,686
	$13,960	$9,512

3D Systems Corporation
Notes to Consolidated Financial Statements (Continued)
for the years ended December 31, 2005, 2004 and 2003
(in thousands, except per share data)

Note 7 Property and Equipment

Property and equipment at December 31, 2005 and 2004 are summarized as follows:

	2005	2004	Useful Life (in years)
Land	$436	$436	—
Building	4,202	4,202	30
Machinery and equipment	21,611	23,547	3-5
Office furniture and equipment	3,022	3,510	5
Leasehold improvements	3,534	4,338	Life of Lease
Rental equipment	910	1,277	5
Construction in progress	3,865	165	N/A
	37,580	37,475
Less: Accumulated depreciation	(25,414)	(27,975)
	$12,166	$9,500

Depreciation expense for 2005, 2004 and 2003 was $2,653, $3,401 and $4,444, respectively. Leasehold improvements are amortized on a straight-line basis over the shorter of (i) their estimated useful lives and (ii) the estimated or contractual life of the related lease.

Note 8 Licenses and Patent Costs

Licenses and patent costs at December 31, 2005 and 2004 are summarized as follows:

	2005	2004	Weighted average useful life (in years)
Licenses, at cost	$2,333	$2,333	fully amortized
Patent costs	18,226	17,901	7.9
	20,559	20,234
Less: Accumulated amortization	(15,034)	(13,991)
Net licenses and patent costs	$5,525	$6,243

As of December 31, 2003, the Company changed its method of accounting to expense as incurred legal fees associated with litigation in defense of its patent and license rights. Prior to this change, such legal costs were capitalized and amortized. When the new method of accounting was adopted, the remaining unamortized litigation costs of approximately $5,964 were written-off and accounted for as a change in accounting principle. See Note 2—Changes in Accounting Principles.

As of December 31, 2003, the Company changed its method of amortizing certain patent license costs from the unit-of-production method to the straight-line method. See Note 2—Changes in Accounting Principles. After giving effect to this change, the Company now amortizes all patent and license costs on the straight-line method. When the new method of accounting was adopted, the change in amortization method increased the balance of accumulated amortization for patents and licenses by the cumulative

3D Systems Corporation
Notes to Consolidated Financial Statements (Continued)
for the years ended December 31, 2005, 2004 and 2003
(in thousands, except per share data)

effect of the change in accounting principle of $1,076 and increased amortization expense by $320 for 2003, thereby increasing the balance at December 31, 2003 by $1,396.

During 2005, 2004 and 2003, the Company incurred $1,397, $417 and $760, respectively, of costs to acquire, develop and extend patents in the United States and various other countries. Amortization of such previously capitalized patent costs was $1,361 in 2005, $1,374 in 2004 and $1,260 in 2003. The Company expects amortization expense with respect to previously capitalized patent costs to be $833 in 2006, $614 in 2007, $230 in 2008, $177 in 2009, and $136 in 2010.

Note 9 Acquired Technology

Acquired technology at December 31, 2005 and 2004 is summarized as follows:

	2005	2004
Acquired technology	$10,148	$10,307
Less: Accumulated amortization	(7,683)	(6,326)
Net acquired technology	$2,465	$3,981

The remaining unamortized acquired technology was purchased in 2001 in connection with the DTM acquisition and assigned a useful life of six years, extending to 2007. In 2005, 2004 and 2003, the Company amortized $1,517, $1,517 and $1,683, respectively, of acquired technology. The Company expects amortization expense with respect to remaining unamortized acquired technology to be $1,596 in 2006, and $1,008 in 2007, at which time, these costs will be fully amortized.

Note 10 Goodwill

The following are the changes in the carrying amount of goodwill by geographic area and reporting units:

	U.S.	Europe	Asia	Total
Balance at January 1, 2004	$18,605	$19,365	$6,930	$44,900
Effect of foreign currency exchange rates	—	235	—	235
Balance as of December 31, 2004	18,605	19,600	6,930	45,135
Effect of foreign currency exchange rates	—	(388)	—	(388)
Balance at December 31, 2005	$18,605	$19,212	$6,930	$44,747

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

3D Systems Corporation
Notes to Consolidated Financial Statements (Continued)
for the years ended December 31, 2005, 2004 and 2003
(in thousands, except per share data)

Note 11 Employee Benefits

The Company sponsors a Section 401(k) plan covering substantially all of its eligible U.S. employees. The Plan entitles eligible employees to make contributions to the Plan after meeting certain eligibility requirements. Contributions are limited to the maximum contribution allowances permitted under the Internal Revenue Code. The Company matches 50% of the employee contributions up to a maximum as set forth in the Plan. The Company may also make discretionary contributions to the Plan, which are allocable to participants in accordance with the Plan. For the years ended December 31, 2005, 2004 and 2003, the Company expensed $269, $268 and $284, respectively, for contributions to the 401(k) Plan.

At December 31, 2003, the Company maintained a self-insured medical and dental plan with a stop-loss feature covering all domestic employees except for employees based in Colorado. This plan was terminated on February 1, 2004 and was replaced with a third-party insured program.

Note 12 Accrued Liabilities

Accrued liabilities at December 31, 2005 and 2004 are as follows:

	2005	2004
Payroll and related taxes	$2,636	$2,836
Bonuses and commissions	2,460	2,033
Professional services	1,582	1,588
Taxes payable	1,263	1,669
Vendor accruals	1,073	—
Royalties payable	579	1,071
Non-contractual obligation to repurchase assembled systems	417	812
Accrued severance	417	460
Accrued dividends on preferred stock	268	232
Accrued interest	115	116
Abandoned property	103	107
Accrued liquidated damages	—	36
Amounts payable to former shareholders of 3D Systems S.A.	—	585
Other	1,261	1,902
Total	$12,174	$13,447

Under the terms of a 1990 agreement with UVP, Inc. (“UVP”), the Company is obligated to make royalty payments to UVP based upon sales of SLA®  machines and any royalties received by the Company from licenses relating to the SLA® technology, up to a maximum of $8,225. As of December 31, 2005, the Company had paid $8,175 of royalty related payments under this arrangement. The Company’s remaining royalty obligation to UVP at December 31, 2005 was $50, which is included as an accrued liability in the accompanying consolidated balance sheets. The Company’s royalty obligation to UVP at December 31, 2004 was $911. UVP has retained a security interest in the purchased technology until the purchase price is fully paid. In 2005, 2004 and 2003, royalty expenses were $(295), $205 and $546, respectively, and are included in cost of sales in the accompanying consolidated statements of operations.

3D Systems Corporation
Notes to Consolidated Financial Statements (Continued)
for the years ended December 31, 2005, 2004 and 2003
(in thousands, except per share data)

Amounts payable to the former shareholders of 3D Systems S.A. arose out of the Company’s obligation to pay a deferred portion of the purchase price of that company, denominated in Swiss Francs, of CHF 2,185 (approximately $1,325 at the purchase date) that was originally payable on September 19, 2003. In November 2003, the Company entered into an agreement with such former shareholders to pay such amount (equivalent to $1,578 at November 14, 2003) in installments over a two-year period ending September 19, 2005, with interest on the unpaid amount at the rate of 8% per annum. During 2005, 2004 and 2003, the Company paid $585, $852 and $351, respectively, pursuant to that agreement.

Note 13 Other Long-Term Liabilities

Other liabilities at December 31, 2005 and 2004 are as follows:

	2005	2004
Accrued pension costs	$252	$276
Reserve for sales/use taxes	—	240
Net present value of lease obligation	—	160
Restructuring	—	108
Other	787	823
Total	$1,039	$1,607

Note 14 Severance and Other Restructuring Costs

Severance and other restructuring costs amounted to $1,227 in 2005, $605 in 2004 and $442 in 2003. On November 3, 2005, the Company announced a plan to move its corporate headquarters, principal R&D activities and all other key corporate support functions into a new facility that will be constructed and leased in Rock Hill, South Carolina. The Company established an initial base of operations in Rock Hill and commenced local operations there in January 2006 and expects to complete the move to the new Rock Hill facility by September 30, 2006. This facility is being constructed according to the Company’s specifications, and the Company has agreed to lease the facility under a 15-year operating lease. As part of this relocation, the Company plans to close its current headquarters and R&D facility in Valencia, California and its facility in Grand Junction, Colorado during 2006. However, the Company plans to maintain an advanced research facility in the Valencia, California area to focus on developing future technologies for next-generation products. The Company incurred $1,165 of costs related to its relocation in the fourth quarter of 2005. Such costs included $716 related to personnel, relocation and recruiting costs and approximately $449 of non-cash charges associated with accelerated amortization and asset impairments.

The Company accrued $364 of severance expenses during 2004 in connection with the outsourcing of its equipment assembly activities in Grand Junction, Colorado, a personnel realignment in Europe and certain other personnel changes in the United States, which it expects to be its total cash outlay for these severance expenses. The Company had expended $156 of these severance expenses at December 31, 2004 and, as indicated in the table below, transferred the remainder to Austin facility closure costs described below.

3D Systems Corporation
Notes to Consolidated Financial Statements (Continued)
for the years ended December 31, 2005, 2004 and 2003
(in thousands, except per share data)

In July 2002, the Company closed its office in Austin, Texas, which it had acquired as part of its acquisition of DTM Corporation in 2001, and its sales office in Farmington Hills, Michigan. In previous restructuring activities in 2002, the Company had closed this office and accrued a portion of the exit costs from such facility for the remaining term of the underlying lease, which expires at the end of 2006. The unaccrued portion of these exit costs reflected a reduction in the exit costs arising from sublease rent that the Company estimated would be received for portions of the remaining term of such lease. The Company accrued another $241 in 2004. At December 31, 2005, the Company transferred the remaining $208 of severance costs associated with this closure to centralize the total costs associated with the Austin closure.

In 2003, the Company eliminated approximately 43 positions from its workforce. In accordance with SFAS No. 146, “Accounting for Costs Associated With Exit or Disposal Activities,” the Company recorded $442 of severance expense in 2003 in connection with these reductions, all of which had been expended as of December 31, 2005.

All costs incurred in connection with these restructuring activities are included as severance and other restructuring costs in the accompanying consolidated statements of operations. At December 31, 2005, the accrual for unexpended severance and restructuring costs amounted to $417. The following table reflects the activity associated with all of the events described above:

	Balance December 31, 2003	2004 Charges	2004 Utilization	Balance December 31, 2004	2005 Charges	2005 Utilization	Balance December 31, 2005
Austin closure costs	$159	$241	$(148)	$252	$208	$(223)	$237
2004 severance costs	—	364	(156)	208	(208)	—	—
2005 restructuring costs	—	—	—	—	1,227	(1,047)	180
Total severance and other restructuring costs	$159	$605	$(304)	$460	$1,227	$(1,270)	$417

Note 15 Financial Instruments

Generally accepted accounting principles require the Company to disclose its estimate of the fair value of material financial instruments, including those recorded as assets or liabilities in its consolidated financial statements. The carrying amounts of current assets and liabilities approximate fair value due to their short-term maturities. The fair value of the Company’s convertible subordinated debentures and Series B convertible preferred stock were derived for the periods they were outstanding by evaluating the nature and terms of each instrument and considering prevailing economic and market conditions. Such estimates are subjective and involve uncertainties and matters of significant judgment. Changes in assumptions could significantly affect the Company’s estimates.

3D Systems Corporation
Notes to Consolidated Financial Statements (Continued)
for the years ended December 31, 2005, 2004 and 2003
(in thousands, except per share data)

The carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2005 and 2004 were as follows:

	2005		2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Industrial development bonds	$3,745	$3,745	$3,925	$3,925
6% convertible subordinated debentures	22,604	46,837	22,704	49,133
Total debt	$26,349	$50,582	$26,629	$53,058
Series B convertible preferred stock	$15,242	$54,562	$15,196	$56,564

The fair values of the fixed-rate instruments in the table above differ from the amounts reflected on the balance sheet due to changes in assumed interest rates based on market conditions and the estimated value of the option to convert the instruments into Common Stock as determined using the Black-Scholes’ option pricing model as of December 31, 2005 and 2004. No adjustment has been made to reflect fair value of the industrial development bonds due to the floating-rate nature of those bonds, interest on which varies monthly. Generally, the fair value of a fixed-rate instrument will increase as interest rates fall and decrease as interest rates rise. The decrease in estimated fair value of fixed-rate instruments during 2005 was predominantly the result of a change from 11% to 13% in the interest rate used to discount the contractual payments associated with the instruments and, with respect to the value of the conversion options, a decrease in the year-end market price of the Company’s Common Stock into which the instruments are convertible from $19.88 per share at December 31, 2004 to $18.00 per share at December 31, 2005. The carrying value of the Series B convertible preferred stock in the table above is reflected in the consolidated balance sheets at its mandatory redemption value of $6.00 per share, net of unaccreted issuance costs. See Note 16—Borrowings, and Note 17—Redeemable Preferred Stock.

Note 16 Borrowings

Total outstanding borrowings at December 31, 2005 and 2004 were as follows:

	2005	2004
Line of credit	$—	$—
Current portion of long-term debt:
Industrial development bonds	200	180
Total current portion of long-term debt	$200	$180
Long-term debt, less current portion:
6% convertible subordinated debentures	$22,604	$22,704
Industrial development bonds	3,545	3,745
Total long-term debt, less current portion	$26,149	$26,449

3D Systems Corporation
Notes to Consolidated Financial Statements (Continued)
for the years ended December 31, 2005, 2004 and 2003
(in thousands, except per share data)

Annual maturities of long-term debt at December 31, 2005 are as follows:

2006	$200
2007	220
2008	240
2009	265
2010	295
Later years	25,129
Total	26,349
Less current portion	200
Long-term debt	$26,149

Silicon Valley Bank loan and security agreement

The Company maintains a loan and security agreement with Silicon Valley Bank that, as amended, is scheduled to expire on July 1, 2007. This credit facility provides that the Company and certain of its subsidiaries may borrow up to $15,000 of revolving loans and includes sub-limits for letter of credit and foreign exchange facilities. The credit facility is secured by a first lien in favor of Silicon Valley Bank on certain of the Company’s assets, including domestic accounts receivable, inventory and certain fixed assets. Interest accrues on outstanding borrowings at either the Bank’s prime rate in effect from time to time or at a LIBOR rate plus 2.25%. The Company is obligated to pay, on a quarterly basis, a commitment fee equal to 0.375% per annum of the unused amount of the facility.

The facility, as amended, imposes certain limitations on the Company’s activities, including limitations on the incurrence of debt and other liens, limitations on the disposition of assets, limitations on the making of certain investments and limitations on the payment of dividends on the Company’s Common Stock. The facility also requires the Company to maintain (a) a quick ratio (as defined in the credit facility) of at least 1.00 to 1.00 as of June  30, 2005 and at the end of each calendar quarter thereafter, (b) a ratio of total liabilities less subordinated debt to tangible net worth (as each such term is defined in the credit facility) of not more than 2.00 to 1.00 as of December 31, 2005 and at the end of each calendar quarter thereafter, and (c) on a trailing four-quarter basis, EBITDA (as defined in the credit facility) in an amount not less than $18 million for each period ending on or after December 31, 2005. The Company was in compliance with these requirements at December 31, 2005 and with the financial covenants that applied to this facility at December 31, 2004.

Approximately $1,660 of foreign exchange contracts were outstanding under this credit facility as of December 31, 2005 and approximately $973 of foreign exchange contracts were outstanding under this credit facility as of December 31, 2004, representing $166 and $97, respectively, of deemed usage under this facility. No borrowings or letters of credit were outstanding under this facility during the years ended December 31, 2005 or 2004.

Industrial development bonds

The Company’s Grand Junction, Colorado facility was financed by industrial development bonds in the original aggregate principal amount of $4,900. At December 31, 2005, the outstanding principal

3D Systems Corporation
Notes to Consolidated Financial Statements (Continued)
for the years ended December 31, 2005, 2004 and 2003
(in thousands, except per share data)

amount of these bonds was $3,745. Interest on the bonds accrues at a variable rate of interest and is payable monthly. The interest rate at December 31, 2005 was 3.2%. Principal payments are due in semi-annual installments through August 2016. The Company has made all required payments of principal and interest on these bonds. The bonds are collateralized by, among other things, a first mortgage on the facility, a security interest in certain equipment and an irrevocable letter of credit issued by Wells Fargo Bank, N.A. pursuant to the terms of a reimbursement agreement between the Company and Wells Fargo. The Company is required to pay an annual letter of credit fee equal to 1% of the stated amount of the letter of credit.

This letter of credit is in turn collateralized by $1,200 of restricted cash that Wells Fargo holds. Effective November 9, 2005, the Company entered into an amendment to the reimbursement agreement with Wells Fargo pursuant to which such funds will be held in an interest-bearing account at Wells Fargo, and Wells Fargo will have a security interest in that account as partial security for the performance of the Company’s obligations under the reimbursement agreement. Under that amendment, the Company also has the right to substitute a standby letter of credit issued by a bank acceptable to Wells Fargo as collateral in place of the funds held in that account.

The reimbursement agreement, as amended, contains financial covenants that require, among other things, that the Company maintain a minimum tangible net worth (as defined in the reimbursement agreement) of $23.0  million plus 50% of net income from July 1, 2001 forward and a fixed-charge coverage ratio (as defined in the reimbursement agreement) of no less than 1.25. The Company is required to demonstrate its compliance with these financial covenants as of the end of each calendar quarter. As of December 31, 2005 and December 31, 2004, the Company was in compliance with these financial covenants.

The November 2005 amendment to the reimbursement agreement also deleted provisions of a previous amendment to the reimbursement agreement that the Company entered into on March 4, 2004 that provided that (a) the Company acknowledged that, upon the occurrence of any future event of default under the reimbursement agreement, Wells Fargo would not consider waiving such event of default unless and until the Company complied with all requirements imposed by Wells Fargo, which would include but not be limited to the immediate retirement of $1,200 of the industrial development bonds, (b) that funds for such repayment would come first from the Company’s restricted cash then held by Wells Fargo, if any, and the balance from additional funds to be provided by the Company to the trustee of such bonds promptly upon notice from Wells Fargo, and (c) that any event of default would result in an increase to the letter of credit fee from 1% of the stated amount of the letter of credit to 1.50% of the stated amount of the letter of credit prorated from the occurrence of such event of default until the next August 1, when the fee is due, and continuing for the life of the letter of credit.

As discussed above, the Company plans to close the Grand Junction facility during the second quarter of 2006 and subsequently to sell it. At the time the Company sells the facility, it expects to either pay off these bonds or, with the approval of Wells Fargo, have them assumed by a qualified buyer.

3D Systems Corporation
Notes to Consolidated Financial Statements (Continued)
for the years ended December 31, 2005, 2004 and 2003
(in thousands, except per share data)

6% convertible subordinated debentures

In the fourth quarter of 2003, the Company privately placed $22,704 of 6% convertible subordinated debentures with institutional and accredited investors. The net proceeds from the issuance of these debentures, after deducting capitalized issuance costs of $578, amounted to $22,126. The capitalized issuance costs are being accreted to interest expense over the 10-year life of the debentures. The 6% convertible subordinated debentures bear interest at the rate of 6% per year payable semi-annually in arrears in cash on May 31 and November 30 of each year. They are convertible into shares of Common Stock at the option of the holders at any time prior to maturity at $10.18 per share, subject to customary anti-dilution adjustments. The Company has the right to redeem the debentures, in whole or in part, commencing on November 24, 2006 at a price equal to 100% of the then outstanding principal amount of the debentures being redeemed, together with all accrued and unpaid interest and other amounts due in respect of the debentures. The aggregate principal amount of these debentures then outstanding matures on November 30, 2013. If the Company undergoes a change in control (as defined), the holders may require the Company to redeem the debentures at 100% of their then outstanding principal amount, together with all accrued and unpaid interest and other amounts due in respect of the debentures. At December 31, 2005, they were convertible into an aggregate of 2,220 shares of Common Stock. During 2005, a holder of $100 aggregate principal amount of 6% convertible subordinated debentures converted such debentures into Common Stock.

The debentures are subordinated in right of payment to senior indebtedness (as defined). At the time the debentures were issued, the Company granted registration rights to the purchasers of the debentures pursuant to which, subject to certain terms and conditions, the Company agreed to file a registration statement to register for resale under the Securities Act of 1933, as amended (the “Securities Act”), the shares of Common Stock into which the debentures are convertible. The conditions to the Company’s obligation to file such registration statement have not yet been satisfied, and no such registration statement is currently pending. The Company is not subject to any penalties under the terms of such registration rights if it fails to comply with its obligation to file such registration statement once the conditions to such filing have been satisfied.

Note 17 Redeemable Preferred Stock

On May 5, 2003, the Company privately placed 2,634 shares of Series B Convertible Preferred Stock at a price of $6.00 per share with institutional and accredited investors. Net proceeds were $15,167 after deducting $637 of offering expenses. The offering expenses were recorded as a reduction to the face value of the redeemable preferred stock and are being accreted as dividends over ten years. The Series B Convertible Preferred Stock accrues dividends, on a cumulative basis, at $0.60 per share each year while it remains outstanding. Prior to May 6, 2004, the cumulative dividend rate was $0.48 per share per year. The Series B Convertible Preferred Stock is senior to the Company’s Common Stock and any other stock that ranks junior to the Series B Convertible Preferred Stock. Dividends are payable semi-annually, when, as and if declared by the Board of Directors, on May 5 and November 5 of each year while these shares remain outstanding. In addition, the Series B Convertible Preferred Stock votes equally with the Company’s Common Stock and is convertible at any time at the option of the holders on a share-for-share basis. The Series B Convertible Preferred Stock is redeemable at the Company’s option at any time after

3D Systems Corporation
Notes to Consolidated Financial Statements (Continued)
for the years ended December 31, 2005, 2004 and 2003
(in thousands, except per share data)

May 5, 2006. The Company must redeem any shares of Series B Convertible Preferred Stock that remain outstanding on May 5, 2013. The redemption price in either case is $6.00 per share plus any accrued and unpaid dividends. During 2005 and 2004, the holders of 4 shares and 13 shares of preferred stock, respectively, converted their shares into shares of Common Stock. At December 31, 2005, 2,617 shares of Series B Convertible Stock were issued and outstanding.

Note 18 Stockholders’ Equity

Effective May 19, 2004, the Company adopted the 2004 Incentive Stock Plan (the “2004 Stock Plan”) and the 2004 Restricted Stock Plan for Non-Employee Directors (the “2004 Director Plan”). Effective upon the adoption of the 2004 Stock Plan, all of the Company’s previous stock option plans except for the Company’s employee stock purchase plan, terminated except with respect to options outstanding under those plans. As of December 31, 2005 and 2004, the aggregate number of shares of Common Stock underlying outstanding options issued under all previous stock option plans was 1,688 and 2,533, respectively, at an average exercise price per share of $9.39 and $10.43, respectively, with expiration dates through January 2014.

A maximum of 1,000 shares of Common Stock are reserved for issuance under the 2004 Stock Plan, subject to adjustment in accordance with the terms of the 2004 Stock Plan. Total awards issued under this plan, net of repurchases, amounted to 99 shares of restricted stock in 2005 and 5 shares of restricted stock in 2004. The Company recorded $1,901 in 2005 and $52 in 2004 of deferred compensation expense in connection with these awards, which is calculated based on the fair market value of the Common Stock on the date of grant less the amount paid by the recipient, which will be expensed over the vesting of the award. Each of these awards was made with a vesting period of three years from the date of grant and required the recipient to pay $1.00 for each share awarded.

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

The 2004 Director Plan provides for the grant of up to 200 shares of Common Stock to non-employee directors (as defined in the Plan) of the Company, subject to adjustment in accordance with the terms of the Plan. The purpose of this Plan is to attract, retain and motivate non-employee directors of exceptional ability and to promote the common interests of directors and stockholders in enhancing the value of the Company’s Common Stock. Each non-employee director of the Company is eligible to participate in this Plan upon their election to the Board of Directors. The Plan provides for initial grants of 1 shares of Common Stock to each newly elected non-employee director, annual grants of 3 shares of Common Stock as of the close of business on the date of each annual meeting of stockholders, and interim grants of 3

3D Systems Corporation
Notes to Consolidated Financial Statements (Continued)
for the years ended December 31, 2005, 2004 and 2003
(in thousands, except per share data)

shares of Common Stock, or a pro rata portion thereof, to non-employee directors elected at meetings other than the annual meeting. The issue price of Common Stock awarded under this Plan is equal to the par value per share of the Common Stock. The Company accounts for the fair value of awards of Common Stock made under this Plan, net of the issue price, as director compensation expense in the period in which the award is made. During the years ended December 31, 2005 and 2004, the Company had recorded $350 and $207, respectively, as director compensation expense in connection with awards of 18 shares and 17 shares, respectively, of Common Stock made to the non-employee directors of the Company pursuant to this Plan.

As of December 31, 2005, 165 and 896 shares of Common Stock were available for future grants under the 2004 Director Plan and the 2004 Stock Plan, respectively.

The status of the Company’s stock options is summarized below:

	2005		2004		2003
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
	(shares and options in thousands)
Outstanding at beginning of year	2,533	$10.43	3,264	$9.76	2,618	$11.25
Granted	—	—	40	13.57	1,039	7.47
Exercised	(672)	11.90	(672)	7.15	(42)	6.31
Lapsed or canceled	(173)	14.72	(99)	11.85	(351)	13.16
Outstanding at end of year	1,688	$9.39	2,533	$10.43	3,264	$9.76
Options exercisable at end of year	1,387		1,777		2,066
Shares available for future option grants	896		995		1,006
Weighted average fair value of options granted during the year	$—		$7.35		$4.00

The following table summarizes information about stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
Range:	Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
	(options in thousands)
$5.00 to $9.99	1,128	6.51	$7.33	831	$7.15
$10.00 to $14.99	352	4.75	11.69	349	11.68
$15.00 to $19.99	193	4.69	16.10	193	16.10
$20.00 to $24.50	15	.39	24.38	15	24.38
	1,688	5.88	$9.39	1,388	$9.72

Until December 31, 2005, when it terminated, the Company sponsored the 1998 Employee Stock Purchase Plan (“ESPP”) to provide eligible employees the opportunity to acquire limited quantities of the Company’s Common Stock. The purchase price of each share issued under this Plan was the lesser of (i) 85% of the fair market value of the shares on the date an option was granted and (ii) 85% of the fair market value of the shares on the last day of the period during which the option was outstanding. An

3D Systems Corporation
Notes to Consolidated Financial Statements (Continued)
for the years ended December 31, 2005, 2004 and 2003
(in thousands, except per share data)

aggregate of 600 shares of Common Stock were originally reserved for issuance under the ESPP, of which 395 remained available to be issued at December 31, 2005. Shares purchased under the ESPP were 8, 11 and 23, at weighted average prices of $16.54, $8.79 and $4.27, in 2005, 2004 and 2003, respectively. At December 31, 2005, options to purchase 3 shares of Common Stock at a weighted average price of $9.78 were outstanding, and expire on March 31, 2006. The weighted average fair values of options granted under the ESPP issued in 2005, 2004 and 2003 were $4.61, $2.43 and $2.17, respectively.

Through December 31, 2005, the Company applied the intrinsic-value-based method of accounting prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations to account for stock options previously issued under its stock option plans. These interpretations include FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25,” issued in March 2000. Under this method, compensation expense is generally recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. The Company had also adopted the “disclosure only” provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” which was released in December 2002 as an amendment to SFAS No. 123. These statements established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123 and SFAS No. 148, the Company elected to continue to apply the intrinsic-value-based method of accounting described above through December 31, 2005. In December 2004, the FASB issued SFAS No. 123R  which replaced SFAS No. 123 and supersedes APB Opinion No. 25.

SFAS No. 123R, as in effect prior to January 1, 2006, requires the use of option pricing models that were not developed for use in valuing employee stock options. The Black-Scholes’ option pricing model was developed for use in estimating the fair value of short-lived exchange-traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of employee stock options. The fair values of options granted in 2004 and 2003 (no stock option grants having been made in 2005) were estimated at the date of grant using a Black-Scholes’ option pricing model with the following weighted average assumptions:

	2005	2004	2003
Stock Option Plans:
Expected life (in years)	—	4.0	2.5
Risk-free interest rate	—	2.81%	2.36%
Volatility	—	0.70	0.68
Dividend yield	—	0.00%	0.00%
Employee Stock Purchase Plan:
Expected life (in years)	0.25	0.25	0.25
Risk-free interest rate	3.17%	2.33%	2.33%
Volatility	0.47	0.68	0.68
Dividend yield	0.00%	0.00%	0.00%

3D Systems Corporation
Notes to Consolidated Financial Statements (Continued)
for the years ended December 31, 2005, 2004 and 2003
(in thousands, except per share data)

During 2003, the Board of Directors awarded stock options for 345 shares of the Company’s Common Stock that were not covered by the Company’s then existing stock option plans as compensation to its incoming chief executive officer. The shares have a weighted average exercise price of $7.22. The options vest in accordance with the terms of the option agreement and expire ten years after the date of grant.

The Company adopted SFAS No. 123R effective January 1, 2006 and will accordingly begin to record compensation expense for options vesting subsequent to that date. See Note 3—Significant Accounting Policies.

The Company accounts for option grants to non-employees using the guidance of SFAS No. 123, as amended by SFAS No. 148, and EITF No. 96-18, under which the fair value of such options is determined using the Black-Scholes’ option pricing model at the earlier of the date at which the non-employee’s performance is complete or a performance commitment is reached. During 2003, the Company awarded stock options for 25 shares of the Company’s Common Stock with a weighted average exercise price of $5.91 that were not covered by the Company’s then existing stock plans as compensation for services rendered by a consultant. The Company recorded $130 of compensation expense related to these options during the year ended December 31, 2003. No options were awarded to non-employees in 2005 or 2004.

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

Note 19 Warranty Contracts

The Company provides product warranties for up to one year as part of sales transactions for certain of its systems. This warranty provides the customer with maintenance on the equipment during the warranty period and provides for any repair labor and replacement parts that may be required. In connection with this activity, the Company incurred warranty costs of $5,262 in 2005, $3,654 in 2004 and $4,123 in 2003.

3D Systems Corporation
Notes to Consolidated Financial Statements (Continued)
for the years ended December 31, 2005, 2004 and 2003
(in thousands, except per share data)

Note 20 Computation of Net Income (Loss) Per Share

The following is a reconciliation of the numerator and denominator of the basic and diluted income (loss) per share computations for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003
Numerator:
Net income (loss) available to common stockholders—numerator for basic net income (loss) per share	$8,404	$1,027	$(26,890)
Add: Preferred stock dividend	—	—	—
Interest expense associated with 6% convertible subordinated debentures	—	—	—
Net income (loss) available to common stockholders—numerator for dilutive net income (loss) per share	$8,404	$1,027	$(26,890)
Denominator:
Denominator for basic net income (loss) per share-weighted average shares	14,928	13,226	12,782
Add: Effect of dilutive securities
Stock options, restricted stock and warrants	1,075	923	—
Preferred stock	—	—	—
6% convertible subordinated debentures	—	—	—
Denominator for dilutive net income (loss) per share	16,003	14,149	12,782

Shares of Common Stock issuable upon exercise of stock options were dilutive to net income per share in 2005 and 2004; that is, they decreased net income per share available to common stockholders. For 2003, shares of Common Stock issuable upon exercise of stock options were anti-dilutive, that is, they increased net income per share.

For fiscal years 2005, 2004 and 2003, shares of Common Stock issuable upon conversion of all convertible securities were anti-dilutive.

The number of potentially dilutive securities outstanding at December 31, 2005 that was excluded from the above calculations was 4,878 and was comprised of 41 out-of-the-money stock options, 2,617 shares of Common Stock issuable upon conversion of 6% subordinated convertible debentures and 2,220 shares of Common Stock issuable upon  conversion of Series B convertible preferred stock.

3D Systems Corporation
Notes to Consolidated Financial Statements (Continued)
for the years ended December 31, 2005, 2004 and 2003
(in thousands, except per share data)

Note 21 Supplemental Cash Flow Information

	2005	2004	2003
Interest payments	$1,470	$2,218	$2,157
Income tax payments	2,186	1,135	1,568
Non-cash items:
Conversion of 6% convertible subordinated debentures	100	—	—
Conversion of 7% convertible subordinated debentures	—	10,000	—
Conversion of convertible redeemable preferred stock	26	79	—
Accrued dividends on preferred stock	37	48	183
Accrued liquidated damages	—	36	476
Accrued stock registration costs	—	159	122
Transfer of equipment from inventory to fixed assets(a)	1,309	1,887	1,672
Transfer of equipment to inventory from fixed assets(b)	3,180	1,137	2,197

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

Note 22 Related-Party Transactions

In connection with the Company’s private placement of its Series B Convertible Preferred Stock in May 2003, Messrs. Loewenbaum and Hull, respectively the Chairman of the Board of Directors and Chief Technology Officer, purchased an aggregate of $1,300 of the Series B Convertible Preferred Stock out of the total $15,804 issue of such securities. Clark Partners I, L.P., a New York limited partnership, purchased an additional $5,000 of the Series B Convertible Preferred Stock. Kevin S. Moore, a member of the Board of Directors, is the president of the general partner of Clark Partners I, L.P. A special committee of the Board of Directors, composed entirely of disinterested independent directors, approved the offer and sale of the Series B Convertible Preferred Stock and recommended the transaction to the Board of Directors. The Board of Directors also approved the transaction, with interested Board members not participating in the vote. See Note 17—Redeemable Preferred Stock.

In connection with the Company’s private placement of its 6% convertible subordinated notes in November and December 2003, the Chairman of the Board of Directors and certain other directors and executive officers of the Company purchased $2,620 of that $22,704 issue. See Note 16—Borrowings. Such purchasers included the Company’s Chief Executive Officer; the Chairman of the Board of Directors; a member of the Board of Directors; the Vice President, General Counsel and Secretary; and a Senior Vice President. Clark Partners I, L.P., a New York limited partnership, purchased an additional $3,000 of the 6% convertible subordinated debentures. A special committee of the Board of Directors, composed entirely of disinterested independent directors, approved the offer and sale of the 6% convertible subordinated debentures and recommended the transaction to the Board of Directors. The Board of Directors also approved the transaction.

3D Systems Corporation
Notes to Consolidated Financial Statements (Continued)
for the years ended December 31, 2005, 2004 and 2003
(in thousands, except per share data)

In July 2003, the Company retired, on the terms provided therein, a note due from one of its executive officers with a balance of approximately $45, including accrued interest, in exchange for 6 shares of the Company’s Common Stock, with a then-current value equivalent to the outstanding principal amount of such note, which was recorded as treasury stock on the balance sheet at fair market value.

In connection with the acquisition in 1990 of patents for stereolithography technology from UVP the Company makes royalty payments to UVP for the use of this technology. See Note 12—Accrued Liabilities. Pursuant to a 1987 contract between UVP and Charles W. Hull, Executive Vice President, Chief Technology Officer and a director of the Company, Mr. Hull is entitled to receive from UVP, with respect to his prior relationship with UVP, an amount equal to 10% of all royalties or other amounts received by UVP with respect to the patents, but only after recoupment of certain expenses by UVP. We have been advised that through December 31, 2005, Mr. Hull had received $807 from UVP under that contract.

Note 23 Income Taxes

The components of the Company’s income (loss) before income taxes are as follows:

	2005	2004	2003
Income (loss) before income taxes:
Domestic	$8,724	$(2,878)	$(20,063)
Foreign	(141)	6,500	2,187
Subtotal	8,583	3,622	(17,876)
Cumulative effect on prior years of changes in accounting principles	—	—	(7,040)
Total	$8,583	$3,622	$(24,916)

Foreign-sourced pretax income (loss) for 2005 reflects the difference between the determination of pretax income (loss) under local statutory accounting requirements and U.S. generally accepted accounting principles. In other words, while the Company’s total foreign pretax loss is $(141) under U.S. generally accepted accounting principles, the foreign pretax income under local statutory accounting requirements is $1,632. As set forth below, this difference between local and U.S. generally accepted accounting principles is also reflected in the calculation of the Company’s income tax expense, income tax payable and effective tax rate reconciliation.

3D Systems Corporation
Notes to Consolidated Financial Statements (Continued)
for the years ended December 31, 2005, 2004 and 2003
(in thousands, except per share data)

The components of income tax expense for the years ended December 31, 2005, 2004 and 2003 are as follows:

	2005	2004	2003
Current:
U.S. Federal	$82	$—	$—
State	47	46	47
Foreign	871	1,015	1,060
Total	$1,000	$1,061	$1,107
Deferred:
U.S. Federal	$(2,500)	$—	$—
State	—	—	—
Foreign	—	—	—
Total	$(2,500)	$—	$—
Total income tax expense/(benefit)	$(1,500)	$1,061	$1,107

The overall effective tax rate differs from the statutory Federal tax rate for the years ended December 31, 2005, 2004 and 2003 as follows:

% of Pretax Income (Loss)	2005	2004	2003
Tax provision based on the Federal statutory rate	35.0%	35.0%	(35.0)%
State taxes, net of Federal benefit	4.0	0.7	(4.8)
Deemed dividend related to foreign operations	—	97.8	—
Research tax credits	—	(11.0)	(0.1)
Foreign tax rate differential	(4.7)	(12.4)	—
Change in valuation reserve	(52.7)	(80.1)	44.8
Other	.9	(0.7)	(0.4)
Effective tax rate	(17.5)%	29.3%	4.5%

The deemed dividend related to foreign operations in 2004 represents the tax effect of the inclusion in U.S. taxable income of $8,761 of income pursuant to Section 956 of the Internal Revenue Code arising from an outstanding intercompany note. As of December 31, 2005, the intercompany note remained outstanding. No adjustment was required for 2005 since this was previously taxed in 2004.

The difference between the Company’s effective tax rate for 2005 and the Federal statutory rate resulted primarily from the change in valuation reserve, which change was due to the $2,500 reduction in the valuation allowance for the Company’s deferred tax assets, discussed below, and utilization of a portion of the U.S. net operating loss carry-forwards.

3D Systems Corporation
Notes to Consolidated Financial Statements (Continued)
for the years ended December 31, 2005, 2004 and 2003
(in thousands, except per share data)

The components of the Company’s net deferred tax assets at December 31, 2005 and December 31, 2004 are as follows:

	2005	2004
Deferred tax assets:
Tax credits	$6,948	$6,874
Net operating loss carry-forwards	17,258	17,767
Reserves and allowances	1,318	1,980
Accrued liabilities	1,461	2,211
Capitalized patent protection costs	3,814	4,404
Deferred revenue	616	391
Gross deferred tax assets	31,415	33,627
Valuation allowance	(24,644)	(28,810)
Total deferred tax assets	6,771	4,817
Deferred tax liabilities:
Intangibles	1,574	2,389
Deferred lease revenue	910	798
State taxes	1,787	1,630
Total deferred tax liabilities	$4,271	$4,817
Net deferred tax assets	$2,500	$—

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under SFAS No. 109, deferred tax assets and liabilities are determined based on the difference between financial statement and tax bases of assets and liabilities, using enacted rates in effect for the year in which the differences are expected to reverse. The provision for income taxes is based on domestic and international statutory income tax rates in the jurisdictions in which the Company operates.

The Company records net deferred tax assets to the extent it believes these assets will more likely than not be realized in accordance with SFAS No. 109. At December 31, 2004, the Company maintained a full valuation allowance against its deferred tax assets as a result of accumulated losses for prior years and the Company’s determination that it was more likely than not that the Company would not generate future taxable income to offset the net operating loss carry-forwards and other components of deferred tax assets.

During 2005, the Company’s gross deferred tax assets declined by $2,212, primarily from the reduction of accrued liabilities, reserves and allowances and capitalized patent costs included in deferred tax assets and the use of operating loss carry-forwards to offset taxable income generated in 2005. The Company’s deferred tax liabilities declined by $546, primarily due to the amortization of intangibles, partially offset by an increase in other deferred tax liabilities. In light of the improvement in the Company’s operations and management’s expectation of future taxable income, the Company determined that it is more likely than not that it would be able to utilize a portion of its deferred tax assets attributable to U.S. taxes in 2006, and the Company accordingly reversed $2,500 of its valuation allowance and recognized a corresponding benefit against its income tax provision in the consolidated statement of operations for the year ended December 31, 2005. In addition to the $2,500 reversal of the valuation allowance on gross deferred tax

3D Systems Corporation
Notes to Consolidated Financial Statements (Continued)
for the years ended December 31, 2005, 2004 and 2003
(in thousands, except per share data)

assets, the valuation allowance was also reduced by $1,666 as a result of a corresponding net reduction in various deferred tax assets and deferred tax liabilities used to calculate taxable income for 2005. The Company intends to continue to assess the valuation allowance periodically under the standards of SFAS No. 109.

During the fourth quarter of 2005, the Company recorded an income tax provision of $271 for additional Canadian income taxes for prior years and related interest in accordance with SFAS No. 5, “Accounting for Contingencies.”

At December 31, 2005, $17,258 of the Company’s deferred tax assets were attributable to $78,420 of net operating loss carry-forwards, which consisted of $39,181 of loss carry-forwards for U.S. Federal income tax purposes, $27,134 of loss carry-forwards for U.S. state income tax purposes and $12,105 of loss carry-forwards for foreign income tax purposes. At December 31, 2004, $17,767 of the Company’s deferred tax assets were attributable to $75,271 of net operating loss carry-forwards, which consisted of $40,132, $28,019 and $7,120 of loss carry-forwards for US. Federal, U.S. state and foreign income tax purposes, respectively. Approximately $6,510 of the Federal net operating loss carry-forwards at December 31, 2005 and December 31, 2004 were acquired as part of the DTM acquisition in 2001 and are subject to the annual limitation of loss deduction pursuant to Section 382 of the Internal Revenue Code of 1986, as amended. The net operating loss carry-forwards acquired as part of the DTM acquisition and certain of the loss carry-forwards for U.S. Federal income tax purposes will begin to expire in 2017, and certain of loss carry-forwards for U.S. state income tax purposes will start to expire in 2006. In addition, certain loss carry-forwards for foreign income tax purposes will begin to expire in 2012 and certain other loss carry-forwards for foreign purposes do not expire. Ultimate utilization of these loss carry-forwards depends on future taxable earnings of the Company.

At December 31, 2005, tax credits included in the Company’s deferred tax assets consisted of $3,691 of research and experimentation tax-credit carry-forwards for United States Federal income tax purposes, $2,579 of such tax-credit carry-forwards for U.S. state income tax purposes, $529 of alternative minimum tax credit carry-forwards for United States’ Federal income tax purposes and $149 of other state tax credits. At December 31, 2004, tax credits included in the Company’s deferred tax assets consisted of $4,003 and $2,209 of research and experimentation tax credit carry-forwards for U.S. Federal income tax purposes and U.S. state income tax purposes, respectively, $475 of alternative minimum tax credit carry-forwards for U.S. Federal income tax purposes and $187 of other state tax credits. The Federal research and experimentation credits were reduced by $548, which expired at the end of 2004. The alternative minimum tax credits and the state research and experimentation tax credits do not expire. The other state tax credits expire in 2006.

The Company has not provided for any taxes on approximately $7,485 of unremitted earnings of its foreign subsidiaries, as the Company intends to permanently reinvest all such earnings outside of the United States. After considering the American Jobs Creation Act of 2004 and, specifically, a provision to allow eligible companies to exclude up to 85% of dividends received from foreign operations from Federal income taxes, the Company did not repatriate any such unremitted earnings under the American Jobs Creation Act of 2004.

3D Systems Corporation
Notes to Consolidated Financial Statements (Continued)
for the years ended December 31, 2005, 2004 and 2003
(in thousands, except per share data)

Note 24 Segment Information

The Company operates in one reportable business segment in which it develops, manufactures and markets worldwide rapid 3-D printing, prototyping and manufacturing systems designed to reduce the time it takes to produce three-dimensional objects. The Company conducts its business through subsidiaries in the United States and, with the exception of a research and production facility in Switzerland, sales and service offices operated by subsidiaries in the European Community (France, Germany, the United Kingdom, Italy and Switzerland) and in Asia (Japan and Hong Kong.)  Revenue from unaffiliated customers attributed to Germany includes sales by the Company’s German subsidiary to customers in countries other than Germany. The Company has historically disclosed summarized financial information for the geographic areas of operations as if they were segments in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

Such summarized financial information concerning the Company’s geographical operations is shown in the following tables:

	2005	2004	2003
Revenue from unaffiliated customers:
North America	$66,020	$52,024	$51,888
Germany	23,252	25,223	22,773
Other Europe	27,402	27,184	19,203
Asia	22,996	20,948	16,151
Total	$139,670	$125,379	$110,015

All revenue between geographic areas is recorded at transfer prices, which are above cost and provide for an allocation of profit between entities.

	2005	2004	2003
Revenue from or transfers between geographic areas:
North America	$40,387	$25,421	$12,508
Germany	2,871	2,885	5,177
Other Europe	5,666	6,517	7,155
Asia	—	—	—
Total	$48,924	$34,823	$24,840

3D Systems Corporation
Notes to Consolidated Financial Statements (Continued)
for the years ended December 31, 2005, 2004 and 2003
(in thousands, except per share data)

	2005	2004	2003
Income (loss) from operations:
North America	$4,141	$(3,692)	$(24,223)
Germany	(1,104)	604	35
Other Europe	4,517	4,069	3,119
Asia	2,900	4,945	5,056
Subtotal	10,454	5,926	(16,013)
Inter-segment elimination	(1,109)	(325)	1,039
Total	$9,345	$5,601	$(14,974)

	2005	2004
Assets:
North America	$102,891	$93,599
Germany	29,624	25,366
Other Europe	42,770	51,283
Asia	20,426	14,358
Subtotal	195,712	184,606
Inter-company elimination	(44,770)	(53,110)
Total	$150,942	$131,496

	2005	2004	2003
Depreciation and amortization:
North America	$5,105	$5,548	$6,087
Germany	529	640	976
Other Europe	547	610	1,223
Asia	144	158	141
Total	$6,325	$6,956	$8,427

	2005	2004
Long-lived assets:
North America	$56,690	$52,159
Germany	7,476	15,633
Other Europe	36,525	37,179
Asia	7,458	7,498
Subtotal	108,149	112,469
Inter-company elimination	(36,330)	(44,477)
Total	$71,820	$67,992

3D Systems Corporation
Notes to Consolidated Financial Statements (Continued)
for the years ended December 31, 2005, 2004 and 2003
(in thousands, except per share data)

	2005	2004	2003
Capital expenditures:
North America	$1,353	$403	$475
Germany	1,000	97	18
Other Europe	208	92	381
Asia	42	189	—
Total	$2,603	$781	$874

The Company’s revenue from unaffiliated customers by type is as follows:

	2005	2004	2003
Systems and other products	$55,748	$45,977	$41,081
Materials	44,648	37,999	32,003
Services	39,274	41,403	36,931
Total revenue	$139,670	$125,379	$110,015

Note 25 Commitments and Contingencies

The Company leases its facilities and certain equipment under non-cancelable operating leases. The leases are generally on a net-rent basis, under which the Company pays taxes, maintenance and insurance. Leases that expire are expected to be renewed or replaced by leases on other properties. Rental expense for the years ended December 31, 2005, 2004 and 2003 aggregated $2,460, $2,882 and $2,920, respectively.

Minimum annual rental commitments under the leases at December 31, 2005 are as follows and include $824 of rental commitments for the Company’s Valencia, California facility in each of 2006 and 2007. The lease for that facility expires on December 31, 2007.

Year ending December 31:
2006	$2,433
2007	1,565
2008	513
2009	1
2010	—
Later years	—
Total	$4,512

On February 8, 2006, the Company entered into a Lease Agreement with KDC-Carolina Investments 3, LP pursuant to which KDC will construct and lease to the Company an approximately 80,000 square foot building to be constructed in Rock Hill, South Carolina in connection with the relocation of the Company’s headquarters from Valencia, California, and the transfer of certain operations of its Grand Junction, Colorado facility, to Rock Hill. Under the terms of this Lease, KDC will construct

3D Systems Corporation
Notes to Consolidated Financial Statements (Continued)
for the years ended December 31, 2005, 2004 and 2003
(in thousands, except per share data)

this building and lease it to the Company for an initial 15-year term once the building is completed. The Company intends to account for this Lease as an operating lease. The Company expects the building to be completed in August 2006 and to take occupancy by September 30, 2006. Once the Company completes its relocation to the Rock Hill facility, it intends to close the Valencia facility. After its initial term, the Lease provides the Company with the option to renew the Lease for two additional five-year terms as well as the right to cause KDC, subject to certain terms and conditions, to expand the leased premises during the term of the Lease, in which case the term of the Lease would be extended. The Lease is a triple net lease and provides for the payment of base rent of approximately $530 in its first year, $707 in each of years two through five, $750 in each of years six through ten and $794 in each of years eleven through fifteen. Under the terms of the Lease, the Company will be obligated to pay all taxes, insurance, utilities and other operating costs with respect to the leased premises. The Lease also grants the Company the right to purchase the leased premises and the right to purchase undeveloped land surrounding the leased premises, each at certain times and on terms and conditions described more particularly in the Lease. Assuming that the commencement date of that Lease is on August 31, 2006, base rent expense for that facility would be $59 in 2006, $707 in 2007, $707 in 2008, $707 in 2009, $707 in 2010 and $8,154 in later years. Such amounts are not included in the table of minimum annual rental commitments set forth above.

On May 6, 2003, the Company received a subpoena from the U.S. Department of Justice to provide certain documents to a grand jury investigating antitrust and related issues within our industry. The Company understand that the issues being investigated include issues involving the consent decree that the Company entered into and that was filed on August 16, 2001 with respect  to the Company’s acquisition of DTM Corporation and the requirement of that consent decree that the company issue a broad intellectual property license with respect to certain patents and copyrights to another entity already manufacturing rapid prototyping industrial equipment. The Company complied with the requirement of that consent decree for the grant of that license in 2002. In connection with that investigation, the grand jury has taken testimony from various individuals, including certain of the Company’s current and former employees and executives. The Company were advised that it is not a target of the grand jury investigation, and the Company has not been informed that this status has changed. The Company has furnished documents required by the subpoena and is otherwise complying with the subpoena.

The Company also is involved in various other legal matters incidental to its business. The Company’s management believes, after consulting with counsel, that the disposition of these other legal matters will not have a material effect on the Company’s consolidated results of operations or consolidated financial position.

3D Systems Corporation
Notes to Consolidated Financial Statements (Continued)
for the years ended December 31, 2005, 2004 and 2003
(in thousands, except per share data)

Note 26 Selected Quarterly Financial Data (unaudited)

	Quarter ended
	December 31, 2005	September 30, 2005	June 30, 2005	March 31, 2005
Consolidated revenue	$44,145	$32,324	$32,769	$30,432
Gross profit	20,927	14,853	14,345	13,005
Total operating expenses	16,418	13,388	12,608	11,371
Income from operations	4,509	1,465	1,737	1,634
Income tax (benefit) expense	(1,947)	100	253	94
Net income	6,428	1,161	1,299	1,195
Net income available to common stockholders	6,017	749	855	783
Basic net income available to common stockholders per share	0.40	0.05	0.06	0.05
Diluted net income available to common stockholders per share	0.32	0.05	0.05	0.05

	December 31, 2004	September 30, 2004	June 30, 2004	March 31, 2004
Consolidated revenue	$38,320	$29,651	$27,893	$29,515
Gross profit	17,697	14,057	12,303	12,034
Total operating expenses	13,332	11,744	12,156	13,258
Income (loss) from operations	4,365	2,313	147	(1,224)
Income tax (benefit) expense	309	(231)	501	482
Net income (loss)	3,476	2,126	(868)	(2,173)
Net income (loss) available to common stockholders	3,065	1,713	(1,249)	(2,502)
Basic net income (loss) available to common stockholders per share	0.23	0.13	(0.10)	(0.19)
Diluted net income (loss) available to common stockholders per share	0.20	0.12	(0.10)	(0.19)

The sum of per share amounts for each of the quarterly periods presented will not necessarily equal the total presented for the year because each amount is independently calculated.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
3D Systems Corporation
Valencia, California

The audits referred to in our report dated February 28, 2006, relating to the consolidated financial statements of 3D Systems Corporation for the years ended December 31, 2005, 2004 and 2003, which is contained in Item 8 of the Form 10-K, included the audit of the financial statement schedule for the years ended December 31, 2005, 2004 and 2003 listed in the accompanying index. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based upon our audit.

In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP

BDO Seidman, LLP
Los Angeles, California
February 28, 2006

SCHEDULE II

3D Systems Corporation
Valuation and Qualifying Accounts
Years ended December 31, 2005, 2004 and 2003

Year Ended	Item	Balance at beginning of year	Additions charged to expense	Deductions	Balance at end of Year
2005	Allowance for doubtful accounts	$1,214	$108	$(332)	$990
2004	Allowance for doubtful accounts	$1,656	$39	$(481)	$1,214
2003	Allowance for doubtful accounts	$3,068	$468	$(1,880)	$1,656