Form 10-Q
period 2006-03-31
3D SYSTEMS CORP
filed 2006-05-04
CIK 910638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes  ☐  No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares of Common Stock, par value $0.001, outstanding as of April 28, 2006: 15,514,527

3D SYSTEMS CORPORATION
TABLE OF CONTENTS

3D SYSTEMS CORPORATION
Condensed Consolidated Balance Sheets
March 31, 2006 and December 31, 2005
(in thousands, except par value)

	March 31, 2006	December 31, 2005
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$26,398	$24,112
Accounts receivable, net of allowance for doubtful accounts of $1,059 (2006) and $990 (2005)	29,735	33,172
Inventories, net of reserves of $1,158 (2006) and $1,317 (2005)	16,410	13,960
Deferred tax assets	2,500	2,500
Prepaid expenses and other current assets	9,910	9,523
Total current assets	84,953	83,267
Property and equipment, net	13,605	12,166
Intangible assets, net	7,949	7,990
Goodwill	44,843	44,747
Restricted cash	1,200	1,200
Other assets, net	837	1,572
	$153,387	$150,942
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$210	$200
Accounts payable	12,525	10,949
Accrued liabilities	12,143	12,174
Customer deposits	1,353	1,945
Deferred revenue	14,198	13,768
Total current liabilities	40,429	39,036
Long-term debt, less current portion	3,435	3,545
Convertible subordinated debentures	22,604	22,604
Other liabilities	1,060	1,039
	67,528	66,224
Authorized 5,000 preferred shares; Series B convertible redeemable preferred stock, authorized 2,670 shares, issued and outstanding 2,617 (2006 and 2005), mandatory redemption in 2013 (aggregate liquidation value of $16,355)	15,257	15,242
Stockholders’ equity:
Common stock, $0.001 par value, authorized 60,000 shares; issued and outstanding 15,638 (2006) and 15,302 (2005)	16	15
Additional paid-in capital	111,344	106,883
Deferred compensation	(4,127)	(1,461)
Treasury stock, at cost; 17 shares	(213)	(154)
Accumulated deficit in earnings	(35,631)	(34,798)
Accumulated other comprehensive income (loss)	(787)	(1,009)
Total stockholders’ equity	70,602	69,476
	$153,387	$150,942

3D SYSTEMS CORPORATION
Condensed Consolidated Statements of Operations
Three Months Ended March 31, 2006 and March 31, 2005
(in thousands, except per share amounts)
(unaudited)

	March 31, 2006	March 31, 2005
Revenue:
Products	$24,216	$20,246
Services	9,311	10,186
Total revenue	33,527	30,432
Cost of sales:
Products	12,526	10,298
Services	6,986	7,129
Total cost of sales	19,512	17,427
Gross profit	14,015	13,005
Operating expenses:
Selling, general and administrative	9,763	8,696
Research and development	3,257	2,675
Severance and restructuring	1,638	—
Total operating expenses	14,658	11,371
Income (loss) from operations	(643)	1,634
Interest and other expense, net	114	345
Income (loss) before provision for income taxes	(757)	1,289
Provision for income taxes	76	94
Net income (loss)	(833)	1,195
Preferred stock dividends	411	412
Income (loss) available to common stockholders	$(1,244)	$783
Net income (loss) available to common stockholders per share—basic	$(0.08)	$0.05
Net income (loss) available to common stockholders per share—diluted	$(0.08)	$0.05

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION
Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31, 2006 and March 31, 2005
(in thousands)
(unaudited)

	March 31, 2006	March 31, 2005
Cash flows from operating activities:
Net income (loss)	$(833)	$1,195
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,514	1,549
Bad debt provision (benefit)	60	(39)
Stock-based compensation expense	452	75
Loss on disposition of property and equipment	2	1
Changes in operating accounts:
Accounts receivable	3,639	1,754
Inventories, net	(2,352)	556
Prepaid expenses and other current assets	(395)	(2,193)
Other assets	93	(105)
Accounts payable	1,550	(40)
Accrued liabilities	(495)	(2,818)
Customer deposits	(594)	(26)
Deferred revenue	353	494
Other liabilities	(2)	(91)
Net cash provided by operating activities	2,992	312
Cash flows from investing activities:
Purchase of property and equipment	(2,184)	(764)
Additions to licenses and patents	(159)	(132)
Proceeds from the sale of property and equipment	150	—
Software development costs	(40)	(222)
Net cash used in investing activities	(2,233)	(1,118)
Cash flows from financing activities:
Stock option, stock purchase plan and restricted stock proceeds	1,687	1,115
Repayment of long-term debt	(100)	(90)
Payments under obligation to former 3D Systems SA stockholders	—	(219)
Payment of accrued liquidated damages	—	(36)
Net cash provided by financing activities	1,587	770
Effect of exchange rate changes on cash	(60)	267
Net increase in cash and cash equivalents	2,286	231
Cash and cash equivalents at the beginning of the period	24,112	26,276
Cash and cash equivalents at the end of the period	$26,398	$26,507
Supplemental Cash Flow Information:
Interest payments	$30	$61
Income tax payments	312	602
Non-cash items:
Conversion of convertible 6% subordinated debentures	—	100
Conversion of convertible preferred stock	—	26
Accrued dividends on preferred stock	387	387
Transfer of equipment from inventory to property and equipment, net(a)	328	545
Transfer of equipment to inventory from property and equipment, net(b)	15	307

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

3D SYSTEMS CORPORATION
Condensed Consolidated Statements of Comprehensive Income (Loss)
Three Months Ended March 31, 2006 and March 31, 2005
(in thousands)
(unaudited)

	March 31, 2006	March 31, 2005
Net income (loss)	$(833)	$1,195
Foreign currency translation	222	(301)
Comprehensive income (loss)	$(611)	$894

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION
Notes to Condensed Consolidated Financial Statements
March 31, 2006
(amounts in thousands, except per share data)
(unaudited)

(1)   Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of 3D Systems Corporation and its subsidiaries (the “Company”). All significant intercompany transactions and balances have been eliminated in consolidation. The condensed consolidated financial statements were prepared in accordance with generally accepted accounting principles (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim reporting. Accordingly, they omit certain footnotes and other financial information that are required for complete financial statements. In management’s opinion, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation of the condensed consolidated financial position as of March 31, 2006 and the condensed consolidated results of operations and the condensed consolidated statement of cash flows for the three months ended March 31, 2006 and March 31, 2005 have been included. The results set forth in the condensed consolidated statement of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year.

The condensed consolidated balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but omits certain of the information and footnotes required by GAAP for complete financial statements.

Certain amounts in the 2005 condensed consolidated financial statements have been reclassified to conform to the 2006 presentation.

The Company is responsible for the unaudited condensed consolidated financial statements included in this document. As these are condensed financial statements, they should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

(2)   Inventories

Components of inventories, net are as follows:

	March 31, 2006	December 31, 2005
Raw materials	$2,645	$2,696
Inventory held by assemblers	680	417
Work in process	94	55
Finished goods	12,991	10,792
	$16,410	$13,960

Inventory held by assemblers at March 31, 2006 and December 31, 2005 represented inventory sold to those assemblers and accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 49, “Accounting for Product Financing Arrangements,” issued by the Financial Accounting Standards Board (“FASB”). See Note 3.

3D SYSTEMS CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
March 31, 2006
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

The Company agreed to sell to those third parties components of its raw materials’ inventory related to those systems. Such sales were recorded in the financial statements as a product financing arrangement under SFAS No. 49. Pursuant to SFAS No. 49, as of March 31, 2006 and December 31, 2005, the Company’s consolidated balance sheets included a non-trade receivable of $1,228 and $1,051, respectively, classified in prepaid expenses and other current assets reflecting the book value of the inventory sold to the assemblers for which the Company had not received payment. At March 31, 2006 and December 31, 2005, $680 and $417, respectively, remained in inventory with a corresponding amount included in accrued liabilities representing the Company’s non-contractual obligation to purchase assembled systems and refurbished parts produced from such inventory. Under these arrangements, the Company generally purchases assembled systems from the assemblers following the Company’s receipt of an order from a customer or as needed from the assembler to repair a component or to service equipment. Under certain circumstances, the Company anticipates that it may purchase assembled systems from the assemblers prior to the receipt of an order from a customer. At March 31, 2006 and December 31, 2005, the Company had made $5,182 and $5,367, respectively, of progress payments to assemblers for systems forecasted to be required for resale to customers after such dates. These progress payments were recorded in prepaid expenses and other current assets in the consolidated balance sheets.

(4)   Property and Equipment, net

Property and equipment is summarized as follows:

	March 31, 2006	December 31, 2005	Useful Life (in years)
Land	$436	$436	—
Building	4,202	4,202	30
Machinery and equipment	21,227	21,611	3-5
Office furniture and equipment	3,013	3,022	5
Leasehold improvements	3,504	3,534	Life of Lease
Rental equipment	877	910	5
Construction in progress	5,498	3,865	N/A
	38,757	37,580
Less: Accumulated depreciation	(25,152)	(25,414)
	$13,605	$12,166

3D SYSTEMS CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
March 31, 2006
(amounts in thousands, except per share data)
(unaudited)

Depreciation expense for the three months ended March 31, 2006 and March 31, 2005 was $597 and $634, respectively. Leasehold improvements are amortized on a straight-line basis over the shorter of (i) their estimated useful lives and (ii) the estimated or contractual life of the related lease. The Company has accelerated amortization of the leasehold improvements related to the Valencia facility as a result of its plan to vacate the facility in September 2006. Such accelerated amortization amounted to $20 in the first quarter of 2006.

The Company ceased operations at its Grand Junction, Colorado facility on April 28, 2006. The facility was listed for sale during the first quarter of 2006 at an amount in excess of its net book value. Effective on May 1, 2006, approximately $2,940 in net assets associated with the facility were reclassified on the Company’s Consolidated Balance Sheet from long-term assets to current assets, where they will be recorded as  assets held for sale. Following such reclassification, the Company ceased to record depreciation expense related to this facility, which amounted to $570 per year. The Company expects to realize an amount from the disposition of these assets in excess of their net book value and in excess of the remaining balance of the industrial development bonds used to finance the facility. See Note 7.

(5)   Intangible Assets

(a)          Licenses and Patent Costs

Licenses      and patent costs are summarized as follows:

	March 31, 2006	December 31, 2005	Weighted average useful life (in years)
Licenses, at cost	$2,333	$2,333	fully amortized
Patent costs	18,393	18,226	7.7
	20,726	20,559
Less: Accumulated amortization	(15,376)	(15,034)
	$5,350	$5,525

For the three months ended March 31, 2006 and March 31, 2005, the Company capitalized $167 and $132, respectively, of costs to acquire, develop and extend patents in the United States and certain other countries. The Company amortized $342 and $336 of previously capitalized patent costs for the three months ended March 31, 2006 and March 31, 2005, respectively.

(b)         Acquired Technology

Acquired technology is summarized as follows:

	March 31, 2006	December 31, 2005
Acquired technology	$10,172	$10,148
Less: Accumulated amortization	(8,087)	(7,683)
	$2,085	$2,465

3D SYSTEMS CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
March 31, 2006
(amounts in thousands, except per share data)
(unaudited)

The remaining unamortized acquired technology was purchased in 2001 in connection with the DTM acquisition and assigned a useful life of six years, extending to 2007. In the first quarters of 2006 and 2005, the Company amortized $404 and $379, respectively, of acquired technology. The Company expects the total amortization expense with respect to remaining unamortized acquired technology to be $1,596 in 2006 and $1,008 in 2007, at which time these costs will be fully amortized.

(c)          Other Intangible Assets

The Company had $514 and $587 of other net intangible assets as of March 31, 2006 and December 31, 2005, respectively. Amortization expense related to such intangible assets for the three months ended March 31, 2006 and March 31, 2005 was $203 and $200, respectively.

(6)   Hedging Activities and Derivative Instruments

The Company and its subsidiaries conduct business in various countries using both its functional currencies and other currencies to effect cross-border transactions. As a result, the Company and its subsidiaries are subject to the risk that fluctuations in foreign exchange rates between the dates that those transactions are entered into and their respective settlement dates will result in a foreign exchange gain or loss. When practicable, the Company endeavors to match assets and liabilities in the same currency on its balance sheet and those of its subsidiaries in order to reduce these risks. The Company also, when it considers it to be appropriate, enters into foreign currency contracts to hedge exposures arising from those transactions.  The Company has not adopted hedge accounting under SFAS No. 133, “Accounting for Derivatives and Hedging Activities,” as amended by SFAS No. 137 and SFAS No. 138, and all gains and losses (realized or unrealized) are recognized in cost of sales in the Condensed Consolidated Statements of Operations. At March 31, 2006, the notional amount of these contracts at their respective settlement dates amounted to $1,664 and related primarily to purchases of inventory from third parties that are denominated in Swiss francs, euros and pounds sterling. The respective notional amounts of these contracts at March 31, 2006 aggregated CHF 611 (equivalent to $473 at settlement date), euros 500 (equivalent to $597 at settlement date) and pounds sterling 300 (equivalent to $524 at settlement date).

(7)   Borrowings

Total outstanding borrowings were as follows:

	March 31, 2006	December 31, 2005
Current portion of long-term debt:
Industrial development bonds	$210	$200
Long-term debt, less current portion:
Industrial development bonds	$3,435	$3,545
6% convertible subordinated debentures	22,604	22,604
Total long-term debt, less current portion	$26,039	$26,149

3D SYSTEMS CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
March 31, 2006
(amounts in thousands, except per share data)
(unaudited)

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

The facility, as amended, imposes certain limitations on the Company’s activities, including limitations on the incurrence of debt and other liens, limitations on the disposition of assets, limitations on the making of certain investments and limitations on the payment of dividends on the Company’s Common Stock. The facility also requires the Company to maintain (a) a quick ratio (as defined in the credit facility) of at least 1.00 as of the end of each calendar quarter and (b) a ratio of total liabilities less subordinated debt to tangible net worth (as each such term is defined in the credit facility) of not more than 2.00 as of December 31, 2005 and at the end of each calendar quarter thereafter. The credit facility also requires that the Company maintain, on a trailing four-quarter basis, EBITDA (as defined in the credit facility) in an amount not less than $18 million for certain periods ending on or before December 31, 2005 and, as amended effective March 30, 2006, not less than $15 million for each period ending on or after March 31, 2006. The Company was in compliance with these requirements at March 31, 2006 and December 31, 2005.

At March 31, 2006 and December 31, 2005, respectively, the Company had $357 and $1,659 of foreign exchange forward contracts outstanding with Silicon Valley Bank. No borrowings or letters of credit were outstanding under this facility at either March 31, 2006 or December 31, 2005, and the Company does not currently expect to borrow under this credit facility due to its current cash position and its currently anticipated future cash flow. However, the Company expects this credit facility to provide it with additional liquidity as it grows and that the credit facility will allow it to better manage its foreign exchange exposure. See Note 6.

Industrial development bonds

The Company’s Grand Junction, Colorado facility was financed by industrial development bonds in the original aggregate principal amount of $4,900. At March 31, 2006, the outstanding principal amount of these bonds was $3,645. Interest on the bonds accrues at a variable rate of interest and is payable monthly. The interest rate at March 31, 2006 was 3.2%. Principal payments are due in semi-annual installments through August 2016. The Company has made all required payments of principal and interest on these bonds. The bonds are collateralized by, among other things, a first mortgage on the facility, a security interest in certain equipment and an irrevocable letter of credit issued by Wells Fargo Bank, N.A. pursuant to the terms of a reimbursement agreement between the Company and Wells Fargo. The Company is required to pay an annual letter of credit fee equal to 1% of the stated amount of the letter of credit.

3D SYSTEMS CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
March 31, 2006
(amounts in thousands, except per share data)
(unaudited)

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

The reimbursement agreement, as amended, contains financial covenants that require, among other things, that the Company maintain a minimum tangible net worth (as defined in the reimbursement agreement) of $23.0 million plus 50% of net income from July 1, 2001 forward and a fixed-charge coverage ratio (as defined in the reimbursement agreement) of no less than 1.25. The Company is required to demonstrate its compliance with these financial covenants as of the end of each calendar quarter. As of March 31, 2006 and December 31, 2005, the Company was in compliance with these financial covenants.

As discussed above, the Company ceased operations at the Grand Junction facility on April 28, 2006 and intends subsequently to sell it. At the time the Company sells the facility, it expects to either pay off these bonds or, with the approval of Wells Fargo, have them assumed by a qualified buyer.

6% Convertible Subordinated Debentures

In the fourth quarter of 2003, the Company privately placed $22,704 of 6% convertible subordinated debentures with institutional and accredited investors. The net proceeds from the issuance of these debentures, after deducting capitalized issuance costs of $578, amounted to $22,126. The capitalized issuance costs are being amortized to interest expense over the 10-year life of the debentures. The 6% convertible subordinated debentures bear interest at the rate of 6% per year payable semi-annually in arrears in cash on May 31 and November 30 of each year. They are convertible into shares of Common Stock at the option of the holders at any time prior to maturity at $10.18 per share, subject to customary anti-dilution adjustments. The Company has the right to redeem the debentures, in whole or in part, commencing on November 24, 2006 at a price equal to 100% of the then outstanding principal amount of the debentures being redeemed, together with all accrued and unpaid interest and other amounts due in respect of the debentures. The aggregate principal amount of these debentures then outstanding matures on November 30, 2013. If the Company undergoes a change in control (as defined), the holders may require the Company to redeem the debentures at 100% of their then outstanding principal amount, together with all accrued and unpaid interest and other amounts due in respect of the debentures. At March 31, 2006, they were convertible into an aggregate of 2,220 shares of Common Stock.

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

3D SYSTEMS CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
March 31, 2006
(amounts in thousands, except per share data)
(unaudited)

rights if it fails to comply with its obligation to file such registration statement once the conditions to such filing have been satisfied.

(8)   Convertible Preferred Stock

On May 5, 2003, the Company privately placed 2,634 shares of Series B Convertible Preferred Stock at a price of $6.00 per share with institutional and accredited investors. Net proceeds were $15,167 after deducting $637 of offering expenses. The offering expenses were recorded as a reduction to the face value of the redeemable preferred stock and are being accreted as dividends over ten years. The Series B Convertible Preferred Stock accrues dividends, on a cumulative basis, at $0.60 per share each year while it remains outstanding. Prior to May 6, 2004, the cumulative dividend rate was $0.48 per share per year. The Series B Convertible Preferred Stock is senior to the Company’s Common Stock and any other stock that ranks junior to the Series B Convertible Preferred Stock. Dividends are payable semi-annually, when, as and if declared by the Board of Directors, on May 5 and November 5 of each year while these shares remain outstanding. In addition, the Series B Convertible Preferred Stock votes equally with the Company’s Common Stock and is convertible at any time at the option of the holders on a share-for-share basis. The Series B Convertible Preferred Stock is redeemable at the Company’s option at any time after May 5, 2006. The Company must redeem any shares of Series B Convertible Preferred Stock that remain outstanding on May 5, 2013. The redemption price in either case is $6.00 per share plus any accrued and unpaid dividends. At March 31, 2006, 2,617 shares of Series B Convertible Stock were issued and outstanding.

(9)   Stock-based Compensation Plans

The Company maintains stock-based compensation plans that are described more fully in Note 18, “Stockholders’ Equity,” to the Consolidated Financial Statements for the year ended December 31, 2005, filed with the Company’s Annual Report on Form 10-K.

The Company adopted SFAS No. 123R effective January 1, 2006 and began recording compensation expense for previously issued options that vest subsequent to that date. Compensation expense for the three months ended March 31, 2006 for options that vested during the quarter was $179. Compensation expense is included in selling, general and administrative expenses on the Condensed Consolidated Statements of Operations. The Company used a Black-Scholes option pricing model to determine the fair value of the unvested options at March 31, 2006. The compensation expense reflects a reduction in expense for an annualized 6.25% forfeiture rate and also reflects a stock price volatility rate of 0.41. No stock options have been granted since 2004.

Prior to January 1, 2006, the Company applied the intrinsic-value-based method of accounting prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations to account for stock options previously issued under its stock option plans. These interpretations include FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25,” issued in March 2000. Under this method, compensation expense is generally recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Prior to January 1, 2006, the Company applied the

3D SYSTEMS CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
March 31, 2006
(amounts in thousands, except per share data)
(unaudited)

“disclosure only” provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” which was released in December 2002 as an amendment to SFAS No. 123. These statements established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. The Company has elected to apply SFAS No. 123R prospectively only. The following pro forma net income and net income per share information is presented for 2005 only as if the Company had commenced applying SFAS No. 123R in 2005 for stock-based compensation awarded under its stock-based compensation plans using the fair value method. Under the fair value method, the estimated fair value of stock-based incentive awards is charged against income on a straight-line basis over the vesting period.

Three Months Ended March 31, 2005
Net income available to common stockholders, as reported	$783
Deduct: Stock-based employee compensation expense determined under the fair value method for all awards	427
Pro forma net income	$356
Basic net income available to common stockholders per share:
As reported	$0.05
Pro forma	$0.02
Diluted net income available to common stockholders per share:
As reported	$0.05
Pro forma	$0.02

During the first quarter of 2006 and 2005, the Company made restricted stock awards covering 141 and 55 shares, respectively and net of repurchases, of Common Stock to certain employees, including executive officers, pursuant to the Company’s 2004 Incentive Stock Plan. Shares of restricted Common Stock awarded under that Plan are issued for a purchase price of $1.00 per share and are subject to forfeiture for a period of three years following their date of grant in the event that the recipient leaves the employ of the Company other than as a result of death or disability. The Company records deferred compensation in stockholders’ equity with respect to such awards in an amount equal to the difference between the fair market value of the Common Stock covered by each award on the date of grant less the amount payable by each recipient. For the quarters ended March 31, 2006 and 2005, the Company recorded $2,765 and $941, respectively, of deferred compensation expense and $188 and $32, respectively, of amortization expense related to deferred compensation with respect to restricted stock awards. Certain of such awards were made in lieu of, or as an alternative to, cash bonuses that had previously been accrued with respect to 2005. As a result, the Company reduced its accrual for 2005 cash-based bonuses by a net amount of $256 in the first quarter of 2006.

3D SYSTEMS CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
March 31, 2006
(amounts in thousands, except per share data)
(unaudited)

(10)   Computation of Net Income (Loss) Per Share

The following is a reconciliation of the numerator and denominator of the basic and diluted net income (loss) per share computations:

	Three Months Ended
	March 31, 2006	March 31, 2005
Numerator:
Net income (loss) available to common stockholders—numerator for basic net income (loss) per share	$(1,244)	$783
Add: Preferred stock dividend	—	—
Interest expense associated with 6% convertible subordinated debentures	—	—
Net income (loss) available to common stockholders—numerator for dilutive net income (loss) per share	$(1,244)	$783
Denominator:
Denominator for basic net income (loss) per share—weighted average shares	15,303	14,575
Add: Effect of dilutive securities:
Stock options and restricted stock	—	1,238
Preferred stock	—	—
6% convertible subordinated debentures	—	—
Denominator for diluted net income (loss) per share—weighted average shares	15,303	15,813

For the three months ended March 31, 2006, 2,617 shares of Common Stock issuable upon the conversion of the Series B Convertible Preferred Stock, 2,220 shares issuable upon conversion of convertible debentures and 835 shares issuable upon the exercise of stock options were excluded from the calculation of diluted net loss per share because their effects would have been anti-dilutive, that is, they would have reduced net loss per share.

For the quarter ended March 31, 2005, 2,618 shares of Common Stock issuable upon conversion of the Series B Convertible Preferred Stock and 2,225 shares issuable upon conversion of convertible debentures were excluded from the calculation of diluted net income (loss) per share because their effects would have been anti-dilutive, that is, they would have increased net income per share available to the common stockholders.

(11)   Segment Information

The Company operates in one reportable business segment in which it develops, manufactures and markets worldwide rapid 3-D printing, prototyping and manufacturing systems designed to reduce the time it takes to produce three-dimensional objects. The Company conducts its business through operations in

3D SYSTEMS CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
March 31, 2006
(amounts in thousands, except per share data)
(unaudited)

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

Such summarized financial information concerning the Company’s geographical operations is shown in the following tables:

	Three Months Ended
	March 31, 2006	March 31, 2005
Revenue from unaffiliated customers:
North America	$18,278	$14,253
Germany	4,699	5,156
Other Europe	6,413	5,991
Asia	4,137	5,032
Total	$33,527	$30,432

All revenue between geographic areas is recorded at transfer prices which are above cost and provide for an allocation of profit between entities.

	Three Months Ended
	March 31, 2006	March 31, 2005
Revenue from or transfers between geographic areas:
North America	$8,793	$9,248
Germany	1,010	726
Other Europe	866	1,351
Asia	—	—
Total	$10,669	$11,325

	Three Months Ended
	March 31, 2006	March 31, 2005
Income (loss) from operations:
North America	$178	$2,112
Germany	449	(242)
Other Europe	(1,301)	78
Asia	156	255
Subtotal	(518)	2,203
Inter-company elimination	(125)	(569)
Total	$(643)	$1,634

3D SYSTEMS CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
March 31, 2006
(amounts in thousands, except per share data)
(unaudited)

	March 31, 2006	December 31, 2005
Assets:
North America	$104,717	$102,891
Germany	28,813	29,624
Other Europe	47,908	42,770
Asia	12,700	20,426
Subtotal	194,139	195,712
Inter-company elimination	(40,752)	(44,770)
Total assets	$153,387	$150,942

The Company’s revenue from unaffiliated customers by type is as follows:

	Three Months Ended
	March 31, 2006	March 31, 2005
Systems and other products	$12,335	$10,153
Materials	11,881	10,093
Services	9,311	10,186
Total sales	$33,527	$30,432

(12)   Commitments and Contingencies

On February 8, 2006, the Company entered into a Lease Agreement with KDC-Carolina Investments 3, LP pursuant to which KDC will construct and lease to the Company an approximately 80,000 square foot building to be constructed in Rock Hill, South Carolina in connection with the relocation of the Company’s headquarters from Valencia, California, and the transfer of certain operations of its Grand Junction, Colorado facility, to Rock Hill. Under the terms of this Lease, KDC will construct this building and lease it to the Company for an initial 15-year term once the building is completed. The Company intends to account for this Lease as an operating lease. The Company expects the building to be completed in August 2006 and to take occupancy by September 30, 2006. Once the Company completes its relocation to the Rock Hill facility, it intends to close the Valencia facility. After its initial term, the Lease provides the Company with the option to renew the Lease for two additional five-year terms as well as the right to cause KDC, subject to certain terms and conditions, to expand the leased premises during the term of the Lease, in which case the term of the Lease would be extended. The Lease is a triple net lease and provides for the payment of base rent of approximately $530 in its first year, $707 in each of years two through five, $750 in each of years six through ten and $794 in each of years eleven through fifteen. Under the terms of the Lease, the Company will be obligated to pay all taxes, insurance, utilities and other operating costs with respect to the leased premises. The Lease also grants the Company the right to purchase the leased premises and the right to purchase undeveloped land surrounding the leased premises, each at certain times and on terms and conditions described more particularly in the Lease. Assuming that the commencement date of that Lease is on August 31, 2006, base rent expense for that facility would be $59 in 2006, $707 in 2007, $707 in 2008, $707 in 2009, $707 in 2010 and $8,154 in later years.

3D SYSTEMS CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
March 31, 2006
(amounts in thousands, except per share data)
(unaudited)

On May 6, 2003, the Company received a subpoena from the U.S. Department of Justice to provide certain documents to a grand jury investigating antitrust and related issues within its industry. The Company understands that the issues being investigated include issues involving the consent decree that the Company entered into and that was filed on August 16, 2001 with respect to the Company’s acquisition of DTM Corporation and the requirement of that consent decree that the Company issue a broad intellectual property license with respect to certain patents and copyrights to another entity already manufacturing rapid prototyping industrial equipment. The Company complied with the requirement of that consent decree for the grant of that license in 2002. In connection with that investigation, the grand jury has taken testimony from various individuals, including certain of its current and former employees and executives. The Company was advised that it is not a target of the grand jury investigation, and the Company has not been informed that this status has changed. The Company has furnished documents required by the subpoena and is otherwise complying with the subpoena.

Effective April 1, 2006, the Company entered into an agreement with Symyx Technologies, Inc. under which the Company and Symyx will work together to discover and commercialize advanced materials for use in the Company’s rapid prototyping and rapid manufacturing solutions. Under this agreement, the Company will fund up to $2,400 of research over a two-year period to enable Symyx to develop new materials’ formulations that the Company would commercialize for rapid prototyping and rapid manufacturing applications.

The Company is involved in various legal matters incidental to its business. The Company’s management believes, after consulting with counsel, that the disposition of these other legal matters will not have a material effect on the Company’s consolidated results of operations or consolidated financial position.

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report on Form 10-Q.

We are subject to a number of risks and uncertainties that may affect our future performance, as discussed in greater detail in the sections entitled “Forward-Looking Statements” and “Cautionary Statements and Risk Factors” at the end of this Item 2 and Item 1A of Part II of this Quarterly Report on Form 10-Q.

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

Results of Operations

Table 1 sets forth, for the periods indicated, revenue and percentages of revenue by class of product and service.

Table 1

	Three months ended
	March 31, 2006		March 31, 2005
	(dollars in thousands)
Systems and other products	$12,335	36.8%	$10,153	33.4%
Materials	11,881	35.4	10,093	33.2
Services	9,311	27.8	10,186	33.4
Total revenue	$33,527	100.0%	$30,432	100.0%

Consolidated revenue increased 10.2% in the first three months of 2006 compared to the 2005 period. Foreign currency translation, which increased our revenue in the first quarter of 2005, had an adverse effect on revenue during the first quarter of 2006 as a result of the strengthening of the U.S. dollar against the principal foreign currencies in which we transact business. That adverse currency translation effect reduced our first-quarter 2006 revenue growth by 4.3 percentage points from what would have otherwise been a 14.5% increase in revenue at constant exchange rates. Increases in revenue from systems and materials were partially offset by lower revenue from services in the first three months of 2006 compared to the 2005 period.

We recorded a $0.6 million operating loss in the first three months of 2006 compared to a $1.6 million operating profit in the first three months of 2005. This operating loss arose from:

•       $1.6 million of severance and restructuring expenses related primarily to our relocation to Rock Hill, South Carolina, which costs were in line with our previously disclosed expectations;

•       $1.1 million of higher selling, general and administrative expenses including higher selling expenses associated with our higher revenue, $0.2 million of expense under newly adopted SFAS No. 123R for unvested stock options granted before 2005, and additional costs of responding to the demands of installation, service and training associated with a large number of systems shipped in the fourth quarter of 2005 and the first quarter of 2006, as more fully described below in “Recent Developments;” and

•       $0.6 million of higher research and development expenses reflecting our continuing work on new product development efforts.

We recorded a $1.2 million net loss available to common stockholders in the first quarter of 2006 compared to $0.8 million of net income available to common stockholders in the prior-year period.

Recent Developments

During the first quarter of 2006, we were engaged in several major projects that we expect to create long-term benefits. These include:

•       Our planned relocation to Rock Hill, South Carolina;

•       The implementation of an Oracle® enterprise resource planning (ERP) system;

•       Establishment of an internal, centralized shared service center in Europe;

•       Completion of the transfer of our InVision™ materials production line to our Marly, Switzerland facility; and

•       The outsourcing of our spare-parts supply activities to United Parcel Service, Inc.

During the first quarter of 2006, we also announced a strategic collaboration with Materialise, one of the industry’s leaders in software development for rapid prototyping and manufacturing, to distribute jointly their Magics product line worldwide.

After the end of the first quarter, we also announced that we have entered into an agreement with Symyx Technologies, Inc. under which we and Symyx will work together to discover and commercialize advanced materials for use in our rapid prototyping and rapid manufacturing solutions. As we move forward with this research and development project, we will fund up to $2.4 million of research by Symyx over a two-year period, and we expect Symyx to develop new materials’ formulations that should broaden the range of materials that we expect to make available to our customers for specialized rapid prototyping applications as well as rapid manufacturing applications.

With respect to our relocation project, during the first quarter of 2006, we opened an interim facility in Rock Hill, South Carolina, began to hire employees to replace departing employees, replicated functions in Rock Hill that were previously being performed at our Valencia and Grand Junction facilities and entered into a lease, which we have previously disclosed, for the construction of our new headquarters and research and development facility in Rock Hill. We also began work on exiting and disposing of our Valencia and Grand Junction facilities. The costs associated with these activities, which were generally in line with our previously announced expectations, adversely affected our profitability in the first quarter of 2006, and we expect that they will continue to hurt our profitability for the remainder of 2006.

Our Oracle®-based ERP system implementation is a project that we currently expect to involve a $4 million investment in transactional automation and analysis tools and technology. During the first quarter of 2006, this program included hiring new staff in Rock Hill for training and testing of the new system while existing staff continued to perform those functions in Valencia using our legacy system. Consequently, we incurred duplicate staffing costs and incurred additional costs for some temporary staffing as a result of the combined effects of relocation and new-system start-up work. Operation of the new system began in the U.S. on May 1, 2006, and implementation in Europe and the Asia-Pacific region is planned for later in the second quarter of 2006. We expect this project to further improve our business processes and control environment.

During the first quarter of 2006, we established and began staffing a centralized European shared service center to provide order entry, invoicing, collection and other financial administration services for our operations throughout Europe. We expect this center to become operational in conjunction with our Oracle® ERP implementation in Europe, at which time we expect duplicative staffing costs in Europe relating to this center to be eliminated.

In preparation for the closure of our Grand Junction, Colorado facility, the manufacturing line for our InVision™ material was moved from that facility to our facility in Marly, Switzerland, where it commenced operation in the first quarter of 2006. We also completed the outsourcing of our systems’ refurbishment activities previously conducted in Grand Junction during the first quarter of 2006. As we have previously disclosed, we outsourced our systems’ assembly operations from Grand Junction to third parties during 2004 and 2005. After the end of the first quarter of 2006, we outsourced the logistics and warehousing of our spare parts’ inventory in the U.S. to United Parcel Service, Inc., and we also plan to outsource those activities to UPS in Europe. As a result, the Grand Junction facility has been increasingly under-utilized, although a substantial portion of the overhead costs associated with that facility have continued. Operations ceased at that facility April 28, 2006. Consequently, we expect its subsequent carrying costs to decline and $0.1 million of depreciation and amortization expense per quarter with respect to it to be curtailed with its reclassification as of May 1, 2006 to property held for sale. See Note 4 to the Condensed Consolidated Financial Statements.

Following on the heels of our rapid growth and record revenue in the fourth quarter of 2005 and the first quarter of 2006, we have experienced some growing pains as our initial success in placing new Sinterstation® Pro, Viper™ Pro and 3-D Printing systems has stretched our field engineering resources. We have found that these new, sophisticated, advanced systems, with their broader range of capabilities, require more extensive commissioning and training to achieve operating stability and operating potential. As a result of the high volume of sales of these systems that we have experienced in the past two quarters and the need to work closely with our customers to provide more extended customer training support and installation activities than the traditional services provided with our legacy systems, we have experienced field service resource constraints that have led to delayed start-up of some systems. We believe that the additional costs and foregone service revenue associated with these growth challenges adversely affected our revenue growth and profitability during the first quarter of 2006 as we have devoted substantial resources to meeting the needs of our customers. We believe that these are normal by-products of our growth, and we are working to address these issues.

Since the beginning of 2006, we have announced several new products including:

•       a 30% faster model of our InVision™ LD 3-D printer;

•       a new dental lab system, the InVision™ DP (Dental Professional), which is capable of producing castable wax-ups for dental copings and bridges;

•       a new suite of software, 3DView™, 3DManage™ and 3DPrint™, for our stereolithography systems, selective laser sintering systems and InVision™3-D printers that we expect to provide numerous productivity and cost-saving benefits to our customers;

•       Accura® 60 Plastic, a new stereolithography material that simulates the look and feel of molded polycarbonate; and

•       new VisiJet® LD100 materials in two new colors, red and blue.

None of these new products had a material impact on our operating results for the first quarter of 2006.

Consolidated revenue

The principal factors affecting our consolidated revenue in the first three months of 2006 compared to the 2005 quarter were increases in new product revenue, the combined positive effect of changes in product mix and average selling prices, and the adverse effect of foreign currency translation. Revenue from legacy products continued to decline in the first quarter of 2006, consistent with its past trend. As used in this management’s discussion and analysis, the combined effect of changes in product mix and average selling prices, sometimes referred to as price and mix, relates to changes in product-line revenue that are not able to be specifically related to changes in unit volume or foreign currency translation. Among these changes are changes in the product mix among our systems as the trend toward smaller, more economical systems that has affected our business for the past several years has continued and the influence of new products has grown.

For the first quarter of 2006, our consolidated revenue increased 10.2% to $33.5 million from $30.4 million for the first quarter of 2005. This increase was primarily due to higher sales of new products and the combined effect of changes in product mix and average selling prices, partially offset by lower volume of core products and services and the unfavorable effect of foreign currency translation. Sales of new products and services introduced since the latter part of 2003 increased by $5.3 million to $11.3 million in the first quarter of 2006, approximately one-third of revenue for the quarter. New systems and materials introduced since the latter part of 2003 that contributed to our higher revenue in the first quarter of 2006 included our new Sinterstation® Pro SLS® systems, our new Viper™ Pro SLA® system, our 3-D Printers and various materials.

The components of the change in revenue by class of product and service for the first quarter of 2006 are shown in Table 2, together with the corresponding percentage of that change compared to the 2005 level of revenue for that product or service.

Table 2

	Systems and						Net Change in
	Other						Consolidated
	Products		Materials		Services		Revenue
	(dollars in thousands)
Volume—Core products and services	$(904)	(8.9)%	$(519)	(5.1)%	$(663)	(6.5)%	$(2,086)	(6.9)%
Volume—New products	3,616	35.6	1,547	15.3	152	1.5	5,315	17.5
Price/mix	(153)	(1.5)	1,336	13.2	—	—	1,183	3.9
Foreign currency translation	(377)	(3.7)	(576)	(5.7)	(364)	(3.6)	(1,317)	(4.3)
Net change in consolidated revenue	$2,182	21.5%	$1,788	17.7%	$(875)	(8.6)%	$3,095	10.2%

As set forth in Tables 1 and 2:

•       Revenue from systems and other products increased 21.5% to $12.3 million in the first quarter of 2006 from $10.2 million in the first quarter of 2005. Revenue from systems and other products represented 36.8% and 33.4% of consolidated revenue for the first quarter of 2006 and 2005, respectively.

The increase in revenue from systems and other products was primarily due to a $3.6 million increase in volume of sales of our newer systems, such as our Viper™ Pro and Sinterstation® Pro systems. This increase was partially offset by a $0.9 million decline in legacy product sales, the unfavorable effect of foreign currency translation and the unfavorable combined effect of price and mix.

•       Revenue from materials increased 17.7% to $11.9 million for the first quarter of 2006 from $10.1 million for the first quarter of 2005. Revenue from materials represented 35.4% and 33.2% of consolidated revenue for the first quarter of 2006 and 2005, respectively.

The increase in revenue from materials was primarily due to $1.5 million arising from higher unit sales of new products and the $1.3 million favorable combined effect of price and mix, which partially reflected the benefits of promotional efforts in prior periods. These increases were partially offset by the $0.6 million unfavorable effect of foreign currency translation and a $0.5 million decline in core materials’ unit volume.

•       Revenue from services decreased 8.6% to $9.3 million for the first quarter of 2006 from $10.2 million for the first quarter of 2005. Revenue from services represented 27.8 % and 33.4% of consolidated revenue for the first quarter of 2006 and 2005, respectively.

The decrease in revenue from services was principally due to a $0.7 million decline in service revenue primarily related to core products, which included reduced sales of upgrades following our decision to cease offering upgrades for older legacy systems and foregone ordinary time and material field service revenue as a result of resource constraints in connection with the growth challenges discussed above. We have also increased the reliability of certain of the replacement parts that we are now selling as part of our service business. As a result, these parts have longer service lives, are being replaced less frequently and their sales have declined. Revenue from services was also negatively affected by a $0.4 million unfavorable effect of foreign currency translation. These decreases in service revenue were partially offset by a $0.2 million increase in service revenue related to new systems.

Backlog has historically not been a significant factor in our business, reflecting our relatively short production and delivery lead times. We had approximately $2.8 million of booked orders outstanding at March 31, 2006, primarily for systems, all of which we expect to ship in 2006, reflecting the shipment during the first quarter of 2006 of a substantial portion of the $6.8 million of booked orders that we had outstanding at December 31, 2005. We believe that the level of booked orders at March 31, 2006 remains higher than our historical experience.

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

Revenue by geographic region

As discussed more fully below, our operations in the U.S. contributed substantially all of our higher revenue in the first quarter of 2006. Revenue from European operations was essentially flat, and revenue from Asia-Pacific operations declined by $0.9 million, compared to that in the first quarter of 2005. Revenue by geographic area in which we operate is shown in Table 3.

Table 3

	Three months ended
	March 31, 2006		March 31, 2005
	(dollars in thousands)
U.S. operations	$18,278	54.5%	$14,253	46.9%
European operations	11,112	33.1	11,147	36.6
Asia-Pacific operations	4,137	12.4	5,032	16.5
Total revenue	$33,527	100.0%	$30,432	100.0%

The components of the changes in revenue by geographic region for the first quarter of 2006 are shown in Table 4, together with the corresponding percentage of that change compared to the level of revenue for the corresponding 2005 period for that geographic area.

Table 4

	U.S.		Europe		Asia-Pacific		Net Change in Consolidated Revenue
	(dollars in thousands)
Volume	$3,107	21.8%	$683	6.1%	$(561)	(11.1)%	$3,229	10.6%
Price/mix	918	6.4	270	2.4	(5)	(0.1)	1,183	3.9
Foreign currency translation	—	—	(988)	(8.9)	(329)	(6.5)	(1,317)	(4.3)
Net change in consolidated revenue	$4,025	28.2%	$(35)	(0.3)%	$(895)	(17.8)%	$3,095	10.2%

On a consolidated geographic basis, our $3.1 million increase in revenue in the first quarter of 2006 resulted from $3.2 million of higher volume and $1.2 million from the favorable combined effect of price and mix, each of which was generated by our U.S. and European operations, partially offset by the $1.3 million unfavorable effect of foreign currency translation, arising from both Europe and the Asia-Pacific region, and a $0.6 million decline in unit volume in the Asia-Pacific region.

As set forth in Tables 3 and 4:

•       Revenue from U.S. operations increased by 28.2% to $18.3 million for the first quarter of 2006 from $14.3 million for the first quarter of 2005. Our U.S. operations’ revenue growth arose from higher volumes of both systems and materials and the favorable combined effect of price and mix. The increased revenue in the U.S. reflects the favorable effects of our previously restructured sales force, sales to new customers and to a broader range of applications, and benefits of promotional efforts for materials in prior periods. Revenue from U.S. operations represented 54.5% and 46.9% of consolidated revenue for the first quarters of 2006 and 2005, respectively.

•       Revenue from operations outside the U.S. decreased by $0.9 million in the first quarter of 2006 and decreased to 45.5% of consolidated revenue for the first quarter of 2006 from 53.1% of consolidated revenue for the first quarter of 2005, reflecting the effect of the higher growth in revenue in the U.S. and the unfavorable effect of foreign currency translation. The $1.3 million unfavorable effect of foreign currency translation had the effect of reducing the first-quarter revenue contribution from our operations outside the U.S. by 3.9 percentage points from what would have otherwise been 49.4% of  revenue at constant exchange rates.

•       Revenue from European operations was $11.1 million for both the first quarter of 2006 and the first quarter of 2005. The positive effects in Europe of increased revenue from new product sales and the favorable effects of price and mix were more than offset by the unfavorable effect of foreign currency translation. The unfavorable effect of foreign currency translation more than offset what would have otherwise been an 8.5% increase in European revenue in the first quarter of 2006 at constant exchange rates. European revenue represented 33.1% and 36.6% of consolidated revenue for the first quarters of 2006 and 2005, respectively.

•       Revenue from Asia-Pacific operations decreased 17.8% to $4.1 million for the first quarter of 2006 from $5.0 million for the first quarter of 2005. This decrease in revenue resulted primarily from quarterly fluctuations in sales of large systems and the effect of the growth challenges mentioned above. Asia-Pacific revenue represented 12.4% and 16.5% of consolidated revenue for the first quarters of 2006 and 2005, respectively.

Costs and margins

Gross profit increased by $1.0 million to $14.0 million for the 2006 quarter from $13.0 million for the first quarter of 2005, but declined 0.9 percentage points to 41.8% of consolidated revenue for the 2006 quarter from 42.7% of consolidated revenue for the first quarter of 2005.

Table 5

	Three months ended
	March 31, 2006		March 31, 2005
	Gross Profit	% Revenue	Gross Profit	% Revenue
	(dollars in thousands)
Products	$11,690	48.3%	$9,948	49.1%
Services	2,325	25.0	3,057	30.0
Total	$14,015	41.8%	$13,005	42.7%

The $1.0 million increase in gross profit in the first quarter of 2006 was due primarily to our overall higher revenue and the favorable combined effects of price and mix. The decrease in gross profit margin in the first quarter of 2006 reflected a decrease in both product and service margins.

Cost of sales, which is the principal influence on gross profit, increased 12.0% to $19.5 million in the first quarter of 2006 from $17.4 million for the 2005 period. This increase was due primarily to our higher volume and to higher costs incurred as installation, service and training resources were stretched due to the growth challenges discussed above. This increase included travel and on-site costs to expedite installations as well as compensation to some customers for their additional costs during extended installation periods. As a percentage of consolidated revenue, cost of sales increased to 58.2% of revenue in the 2006 quarter compared to 57.3% in the 2005 period.

Gross profit margin for products decreased to 48.3% of consolidated product revenue in the first quarter of 2006 from 49.1% of consolidated product revenue in the first quarter of 2005. The decrease in product margins in the first quarter of 2006 was due primarily to additional costs incurred to deal with the challenges of growth in systems sales discussed above and short-term incremental overhead costs associated with transitioning operations out of our Grand Junction facility. Product margins benefited from expanded sales of materials to new customers as a result of promotional efforts in prior periods.

Gross profit margin for services decreased to 25% of consolidated service revenue for the first quarter of 2006 from 30% of consolidated service revenue for the first quarter of 2005. Service margins in the first quarter of 2006 were adversely affected by lower sales of upgrades for older legacy systems, certain of which we have previously announced that we would no longer support, and by the strains on resources related to installation, service and training that resulted in foregone service income from time and material service activities.

Operating expenses

As shown in Table 6, total operating expenses increased by $3.3 million or 28.9% to $14.7 million in the first quarter of 2006 compared to $11.4 million in the first quarter of 2005. The increase in the first quarter of 2006 was primarily due to:

•       $1.6 million of severance and restructuring costs, which were generally in line with our previously announced expectations;

•       $1.1 million higher selling, general and administrative expenses; and

•       $0.6 million of higher research and development expenses,

which are discussed in greater detail below.

Operating expenses in the first quarter of 2006 increased to 43.7% of revenue in that quarter compared to 37.4% of revenue in the first quarter of 2005. Approximately half of that increase related to the severance and restructuring costs referred to above.

Table 6

	Three months ended
	March 31, 2006		March 31, 2005
	Amount	% Revenue	Amount	% Revenue
	(dollars in thousands)
Selling, general and administrative expenses	$9,763	29.1%	$8,696	28.6%
Research and development expenses	3,257	9.7	2,675	8.8
Severance and restructuring costs	1,638	4.9	—	—
Total	$14,658	43.7%	$11,371	37.4%

Selling, general and administrative expenses

For the first quarter of 2006, selling, general and administrative expenses increased 12.3% to $9.8 million from $8.7 million in the first quarter of 2005. This $1.1 million increase was due primarily to:

•       a $0.2 million increase in equity compensation expense arising from our adoption on January 1, 2006 of SFAS No. 123R (see Note 9 to the Condensed Consolidated Financial Statements);

•       $0.4 million of higher expenses associated with our higher level of revenue, including $0.2 million of higher commission expenses; and

•       a variety of other expenses, including expenses associated with the growth challenges discussed above.

As previously disclosed, beginning on January 1, 2006, we began to expense previously issued equity awards for which service has not been rendered as required by Statement of Financial Accounting Standards (“SFAS”) No. 123R, which relates to the expensing of stock options and certain other equity compensation. During the first quarter of 2006, we modestly lowered our most recently disclosed estimates of these expenses because of forfeitures during the first quarter of 2006. As of March 31, 2006, we estimate our maximum expense for existing stock options as a result of the adoption of SFAS No. 123R to be approximately $1.3 million, of which $0.7 million (including the $0.2 million recognized in the first quarter) would be recognized for 2006 and the remainder would be recognized for 2007. This projected expense will change if any stock options are granted, which we do not expect to occur, or cancelled prior to the respective reporting periods.

Research and development expenses

Research and development expenses for the first quarter of 2006 increased by 21.8% to $3.3 million compared to $2.7 million for the 2005 quarter, reflecting our continued high levels of new product development work. We anticipate that research and development expenses for 2006 will be in the range of $12.0 to $14.0 million due to increased activity with selected projects, including our recently announced agreement with Symyx Technologies, Inc., which is discussed above.

Severance and restructuring costs

Severance and other restructuring costs amounted to $1.6 million in the first quarter of 2006. There were no such costs in the first quarter of 2005. These costs related primarily to costs incurred in connection with our planned relocation to Rock Hill, South Carolina, and they primarily included personnel, relocation and recruiting costs.

We estimate that, during 2006 and including the costs we incurred in the first quarter, the total pretax costs to complete this relocation and consolidation should be in the range of $6.4 million to $8.1 million. This amount includes estimated cash expenditures for moving costs and other costs related to personnel, relocation and recruiting and up to $1.7 million of facility exit costs. These estimated 2006 costs do not include an estimated $0.2 million of non-cash costs related to accelerated amortization and asset impairments that we expect to incur. Included in the range of facility exit costs is an estimate of costs that may be incurred if we encounter delays in disposing of the Grand Junction facility, which we own and closed at the end of April 2006, and the Valencia facility, which we lease.

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

Except for the costs incurred through the first quarter of 2006, all of the foregoing cost estimates and anticipated savings relating to our relocation project are provided solely as estimates. There can be no assurance that our estimates will not change as we proceed with this project, that actual expenditures will not differ from our estimates, or that anticipated savings and efficiencies will be realized.

Income from operations

Notwithstanding our higher consolidated revenue, as a result of the growth challenges and our higher operating costs and expenses discussed above that more than offset our higher gross profit, we recorded a $0.6 million loss from operations in the first quarter of 2006 compared to $1.6 million of income from operations for the 2005 period.

Depreciation and amortization included in operating income was $1.5 million for both the three months ended March 31, 2006 and the three months ended March 31, 2005. We expect annual depreciation and amortization to be in the range of $6.0 to $7.0 million in 2006.

Interest and other expense, net

Interest and other expense, net, which consists primarily of interest income and interest expense, was $0.1 million for the first quarter of 2006 compared $0.3 million for the first quarter of 2005 as $0.2 million of investment income from our continuing high level of cash and cash equivalents and higher interest rates for invested funds in the first quarter of 2006 partially offset interest expense from our $26.2 million of outstanding debt.

Provisions for income taxes

Our $0.1 million provisions for income taxes for the first quarters of 2006 and 2005 primarily reflect provisions for income taxes arising from foreign operations for each period and our alternative minimum tax liability for the U.S. in each period.

Net income and net income available to common stockholders

Reflecting our $0.6 million of operating loss in the first quarter and the other factors discussed above, we recorded a $0.8 million net loss for the first quarter of 2006 compared to $1.2 million of net income in the 2005 quarter.

Net loss available to common stockholders for the first quarter of 2006 was $1.2 million after giving effect to accrued dividends and accretion of preferred stock issuance costs with respect to our Series B Convertible Preferred Stock. On a per share basis, basic and diluted net loss per share available to the common stockholders in the first quarter was $0.08.

Net income available to common stockholders for the first quarter of 2005 was $0.8 million after giving effect to accrued dividends and accretion of preferred stock issuance costs with respect to the Series B Convertible Preferred Stock. On a per share basis, basic and diluted income per share available to the common stockholders in the first quarter of 2005 was $0.05. The dilutive effect of outstanding stock options was included in diluted income per share in the 2005 period.

Liquidity and Capital Resources

Our principal sources of liquidity during the first quarter of 2006 were cash flow from operations and net proceeds from the exercise of stock options.

Working capital

Our net working capital increased to $44.5 million at March 31, 2006 from $44.2 million at December 31, 2005. The $0.3 million increase in the 2006 period was primarily the result of:

•       a $2.5 million increase in inventories;

•       a $2.3 million increase in cash and cash equivalents;

•       a $0.6 million reduction in customer deposits; and

•       a $0.4 million increase in prepaid expenses and other current assets,

that more than offset

•       a $3.4 million decrease in accounts receivable, net;

•       a $1.6 million increase in accounts payable; and

•       a $0.4 million increase in deferred revenue.

Components of inventories were as follows:

Table 7

	March 31, 2006	December 31, 2005
	(dollars in thousands)
Raw materials	$2,645	$2,696
Inventory held by assemblers	680	417
Work in process	94	55
Finished goods	12,991	10,792
	$16,410	$13,960

The higher level of inventory at March 31, 2006 arose from $2.2 million of higher finished goods inventory incurred to support our higher level of sales and modest increases in inventory held by assemblers and work in process, partially offset by a modest decline in raw materials’ inventory.

The $2.5 million increase in inventory shown in Table 7 and on the consolidated balance sheets resulted from the cash-flow-related $2.4 million increase in net inventory set forth on the consolidated statement of cash flows and a $0.1 million increase from the favorable effect of foreign currency translation.

In connection with the outsourcing activities that we have entered into with our third-party assemblers, we sold to them components of our raw materials’ inventory related to those systems. We recorded those sales in our financial statements as a product financing arrangement under SFAS No. 49, “Accounting for Product Financing Arrangements.” At March 31, 2006, $0.7 million of the inventory sold to assemblers remained in inventory, and we had a corresponding accrued liability representing our non-contractual obligation to repurchase assembled systems and refurbished parts produced from such inventory. At March 31, 2006, inventory held by assemblers and our corresponding accrued liability had increased by $0.3 million to $0.7 million.

In view of the outsourcing of substantially all of our equipment assembly and refurbishment activities, a majority of our inventories now relate to finished goods, including principally systems, materials and service parts, as our third-party assemblers have taken over supply-chain responsibility for the assembly of systems. Since our third-party assemblers have assumed supply-chain responsibility, we generally no longer hold in inventory most parts for production of our systems, which has also resulted in an overall reduction of work-in-process inventory. Consequently, in calculating inventory reserves, we now direct our attention to spare parts in inventory that we expect to be used over the expected life cycles of the related systems and to our ability to sell items that are recorded in finished goods inventory, a large portion of which are new systems. The $0.2 million reduction in our inventory reserves at March 31, 2006 was primarily due to write-offs of previously reserved inventory.

Our prepaid expenses and other current assets also include amounts attributable to our arrangements with our outsource suppliers, which amounts affect our working capital. The components of prepaid expenses and other current assets were as follows (in thousands of dollars):

Table 8

	March 31, 2006	December 31, 2005
	(dollars in thousands)
Progress payments to assemblers	$5,182	$5,367
Non-trade receivables	1,228	1,051
Other	3,500	3,105
Total	$9,910	$9,523

The non-trade receivables shown in Table 8 together with inventory held by assemblers shown in Table 7, and a related accrued liability in an amount that corresponds to the book value of inventory held by assemblers included in accrued liabilities on our balance sheet relate to the accounting for our outsourcing arrangements pursuant to SFAS No. 49. The non-trade receivables shown in Table 8 increased $0.2 million from December 31, 2005 to $1.2 million at March 31, 2006 as a result of an increase in parts that our third-party assemblers purchased from us to complete the assembly of systems.

As is shown in Table 9 below, the $2.3 million increase in cash and cash equivalents arose from $3.0 million of cash generated by operating activities and $1.6 million of cash generated by financing activities in the first quarter of 2006, partially offset by $2.2 million of cash used in investing activities. See the discussion of cash flow immediately below for a discussion of the factors that affected these items of cash flow.

The $0.6 million decrease in customer deposits related primarily to shipments during the first quarter of orders placed prior to December 31, 2005.

The decrease in accounts receivable, net resulted from changes in our revenue and collections from period to period. As previously disclosed, accounts receivable outstanding at December 31, 2005 included amounts attributable to the timing of new systems’ shipments late in the fourth quarter of 2005. While we collected a substantial portion of these accounts receivable during the first quarter of 2006, we also experienced some delays in payment during the quarter, some of which arose from the growth challenges discussed above. As a result, days sales outstanding (“DSO”) increased to 79 days at March 31, 2006 compared to 69 days at December 31, 2005. Accounts receivable more than 90 days past due were 8.4% of receivables at March 31, 2006 compared to 5.1% of receivables at December 31, 2005. Although this is a departure from the prior trends of these measures, we believe that it is a short-term change that is not indicative of an adverse trend.

The changes in the first quarter of 2006 in accounts payable, deferred revenue and the other items of working capital not discussed above arose in the ordinary course of business. Differences not discussed above between the amounts of working capital item changes in the cash flow statement and the amount of balance sheet changes for those items are primarily the result of foreign currency translation adjustments.

Cash flow

Table 9 summarizes the cash provided by or used in operating activities, investing activities and financing activities, as well as the effect of changes in foreign exchange rates on cash, for the first three months of 2006 and 2005.

Table 9

	Three months ended
	March 31, 2006	March 31, 2005
	(dollars in thousands)
Cash provided by operating activities	$2,992	$312
Cash used in investing activities	(2,233)	(1,118)
Cash provided by financing activities	1,587	770
Effect of exchange rate changes on cash	(60)	267
Net increase in cash and cash equivalents	$2,286	$231

Cash flow from operations

Notwithstanding our net loss for the period, our operations provided $3.0 million of net cash in the first three months of 2006. This cash was generated primarily by the changes in operating accounts and non-cash items discussed below:

•       a $3.6 million net reduction of accounts receivable;

•       $2.0 million in non-cash depreciation, amortization, equity compensation expense and provisions for bad debts;

•       a $1.6 million increase in accounts payable; and

•       a $0.4 million increase arising from other operating accounts,

partially offset by

•       a $2.4 million increase in inventories;

•       a $0.6 million decrease in customer deposits,

•       a $0.5 million decrease in accrued liabilities, and

•       a $0.4 million increase in prepaid expenses and other current assets.

The principal reasons for these changes are discussed in “—Working capital” above.

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

Cash used for investing activities

We used $2.2 million of net cash for investing activities in the first three months of 2006 compared to $1.1 million in the first three months of 2005. In the 2006 period, we also recognized $0.2 million of cash from the net proceeds of sale of property and equipment. In each period, the principal uses of cash for investment purposes were for capital expenditures, patent and license rights and software development costs. The increase in the 2006 period was due to higher levels of capital expenditures in the 2006 period compared to the 2005 quarter.

Capital expenditures were $2.2 million in the first quarter of 2006 compared to $0.8 million in the first quarter of 2005 primarily for information technology systems and hardware related to the implementation of our Oracle® ERP system and for capital expenditures related to our corporate headquarters relocation project. We expect our capital expenditures in 2006 to be in the range of $5 million to $6 million, of which approximately $2.1 million, which does not include the developer’s cost for construction of the new facility that we have agreed to lease, relates to our relocation project.

Cash provided by financing activities

Net cash provided by financing activities in the first three months of 2006 increased to $1.6 million from $0.8 million in the first three months of 2005. In each period, such cash was provided primarily by the net proceeds of stock option exercises and was offset partially by scheduled payments of principal on our outstanding industrial development bonds and payments of other obligations.

Liquidity

As discussed above, our principal sources of liquidity for the first quarter of 2006 were cash flow from operations and net proceeds from the exercise of stock options. As noted above, our unrestricted cash and cash equivalents increased by $2.3 million to $26.4 million at March 31, 2006 from $24.1 million at December 31, 2005 due to $4.6 million of cash provided by operating and financing activities, partially offset by $2.2 million of cash used in investing activities.

Outstanding debt

Our outstanding debt at March 31, 2006 and December 31, 2005 was as follows:

Table 10

	March 31, 2006	December 31, 2005
	(dollars in thousands)
Line of credit	$—	$—
Industrial development revenue bonds:
Current portion of long-term debt	210	200
Long-term debt, less current portion	3,435	3,545
Total	3,645	3,745
Subordinated debt:
6% convertible subordinated debentures	22,604	22,604
Total debt	$26,249	$26,349

At March 31, 2006, the carrying value of our total debt had declined by $0.1 million as a result of scheduled principal payments during the first three months of 2006 on our floating-rate industrial development bonds. At March 31, 2006, $0.2 million of principal payments were due under those bonds during the next twelve months. No principal payments are required to be made under our 6% convertible subordinated debentures until their maturity in November 2013. As discussed below, no borrowings were outstanding under our line of credit at March 31, 2006 or December 31, 2005.

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

The facility, as amended, imposes certain limitations on our activities, including limitations on the incurrence of debt and other liens, limitations on the disposition of assets, limitations on the making of certain investments and limitations on the payment of dividends on our Common Stock. The facility also requires us to maintain (a) a quick ratio (as defined in the credit facility) of at least 1.00 as of the end of each calendar quarter and (b) a ratio of total liabilities less subordinated debt to tangible net worth (as each such term is defined in the credit facility) of not more than 2.00 as of December 31, 2005 and at the end of each calendar quarter thereafter. The credit facility also requires that we maintain, on a trailing four-quarter basis, EBITDA (as defined in the credit facility) in an amount not less than $18 million for certain periods ending on or before December 31, 2005 and, as amended effective March 30, 2006, not less than $15 million for each period ending on or after March 31, 2006. We were in compliance with these requirements at March 31, 2006 and December 31, 2005.

At March 31, 2006 and December 31, 2005, respectively, we had $0.4 million and $1.7 million of foreign exchange forward contracts outstanding with Silicon Valley Bank. No borrowings or letters of credit were outstanding under this facility at either March 31, 2006 or December 31, 2005, and we do not currently expect to borrow under this credit facility due to our current cash position and our currently anticipated future cash flow. However, we expect this credit facility to provide us with additional liquidity as we grow and that the credit facility will allow us to better manage our foreign exchange exposure. See Note 6 to the Condensed Consolidated Financial Statements.

Industrial development bonds

Our Grand Junction, Colorado facility was financed by industrial development bonds in the original aggregate principal amount of $4.9 million. At March 31, 2006, the outstanding principal amount of these bonds was $3.6 million. Interest on the bonds accrues at a variable rate of interest and is payable monthly. The interest rate at March 31, 2006 was 3.2%. Principal payments are due in semi-annual installments through August 2016. We have made all required payments of principal and interest on these bonds. The bonds are collateralized by, among other things, a first mortgage on the facility, a security interest in certain equipment and an irrevocable letter of credit issued by Wells Fargo Bank, N.A. pursuant to the terms of a reimbursement agreement between us and Wells Fargo. We are required to pay an annual letter of credit fee equal to 1% of the stated amount of the letter of credit.

This letter of credit is in turn collateralized by $1.2 million of restricted cash that Wells Fargo holds in an interest-bearing account. Wells Fargo has a security interest in that account as partial security for the performance of our obligations under the reimbursement agreement. We have the right, which we have not exercised, to substitute a standby letter of credit issued by a bank acceptable to Wells Fargo as collateral in place of the funds held in that account.

The reimbursement agreement, as amended, contains financial covenants that require, among other things, that we maintain a minimum tangible net worth (as defined in the reimbursement agreement) of $23.0 million plus 50% of net income from July 1, 2001 forward and a fixed-charge coverage ratio (as defined in the reimbursement agreement) of no less than 1.25. We are required to demonstrate our compliance with these financial covenants as of the end of each calendar quarter. We were in compliance with these financial covenants as of March 31, 2006 and December 31, 2005.

As discussed above, we ceased operations at our Grand Junction facility at the end of April 2006, we have listed it for sale, and we intend subsequently to sell it. At the time we sell the facility, we expect to either pay off these bonds or, with the approval of Wells Fargo, have them assumed by a qualified buyer. See Note 4 to the Condensed Consolidated Financial Statements.

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

Derivative financial instruments

As of March 31, 2006, we had entered into forward currency contracts related to our future liabilities for purchase orders issued to various suppliers, and the notional amount of these contracts at their respective settlement dates amounted to $1.6 million in the aggregate. These contracts are denominated in Swiss francs, euros and pounds sterling. The respective notional amounts of these contracts at March 31, 2006 aggregated CHF 0.6 million (equivalent to $0.5 million at settlement date), euros 0.5 million (equivalent to $0.6 million at settlement date) and pounds sterling 0.3 million (equivalent to $0.5 million at settlement date).

Series B convertible preferred stock

Our Series B Convertible Preferred Stock accrues dividends, on a cumulative basis, at $0.60 per share each year while it remains outstanding. Prior to May 6, 2004, the cumulative dividend rate was $0.48 per share per year.

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

Stockholders’ equity

Stockholders’ equity increased 1.6% to $70.6 million at March 31, 2006 from $69.5 million at December 31, 2005. This increase resulted from the $4.5 million increase in Common Stock and additional paid-in capital arising primarily from net proceeds from the exercise of stock options and the fair market value of restricted stock granted, partially offset by:

•       a $2.4 million net increase in deferred compensation arising from restricted stock awards; and

•       our $0.8 million net loss.

Critical Accounting Policies and Significant Estimates

For a discussion of our critical accounting policies and estimates, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

In addition to statements that explicitly describe such risks and uncertainties, readers are urged to consider statements in future or conditional tenses or that include terms such as “believes,” “belief,”

“expects,” “intends,” “anticipates” or “plans” to be uncertain and forward-looking. Forward-looking statements may include comments as to our beliefs and expectations as to future events and trends affecting our business. Forward-looking statements are based upon management’s current expectations concerning future events and trends and are necessarily subject to uncertainties, many of which are outside of our control. The factors stated under the heading “Cautionary Statements and Risk Factors” set forth below and those described in Item 1A of Part II of this Quarterly Report on Form 10-Q, as well as other factors, could cause actual results to differ materially from those reflected or predicted in forward-looking statements.

Any forward-looking statements are based on management’s beliefs and assumptions, using information currently available to us. We assume no obligation, and do not intend, to update these forward-looking statements.

If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from those reflected in or suggested by forward-looking statements. Any forward-looking statement you read in this Quarterly Report on Form 10-Q reflects our current views with respect to future events and is subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity. All subsequent written and oral forward-looking statements attributable to us or individuals acting on our behalf are expressly qualified in their entirety by this paragraph. You should specifically consider the factors identified or referred to in this Quarterly Report on Form 10-Q which would cause actual results to differ from those referred to in forward-looking statements.

Cautionary Statements and Risk Factors

We recognize that we are subject to a number of risks and uncertainties that may affect our future performance. The risks and uncertainties described below are not the only risks and uncertainties that we face. Additional risks and uncertainties not currently known to us or that we currently deem not to be material also may impair our business operations. If any of the following risks actually occur, our business, results of operations and financial condition could suffer. In that event the trading price of our Common Stock could decline, and you may lose all or part of your investment in our Common Stock. The risks discussed below also include forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements.

These risks include:

•       economic, political, business and market conditions in the geographic areas in which we conduct business;

•       factors affecting the customers, industries and markets that use our materials and services;

•       competitive factors;

•       production capacity;

•       raw material availability and pricing;

•       our ability to successfully consolidate operations from several locations into our new worldwide headquarters in Rock Hill, South Carolina;

•       our ability to complete a successful transition of our remaining supply chain and equipment refurbishment activities from our Grand Junction, Colorado facility to our third-party equipment assemblers and others, the ability of those third parties to perform their assembly, refurbishment and supply chain activities in a satisfactory manner, and the risks to us of disruption in our supply of systems to our customers if such third parties fail to perform in a satisfactory manner;

•       successful transition of all of our inventory management and distribution to a new third-party service provider;

•       our ability to successfully transition and implement a new corporate-wide ERP system;

•       our ability to successfully centralize and transition to a new shared service center which will centralize all administrative functions for all of our European subsidiaries;

•       our success with new distribution agreements with suppliers of materials and other products;

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

For a more detailed discussion of such risks and uncertainties, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Cautionary Statements and Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005.

Except as required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Item 3.                        Quantitative and Qualitative Disclosures About Market Risk

For a discussion of market risks at December 31, 2005, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. During the first quarter of 2006, there were no material changes or developments that would materially alter the market risk assessment performed as of December 31, 2005, except as discussed in the following paragraph.

We and our subsidiaries conduct business in various countries using both our functional currencies and other currencies to effect cross-border transactions. As a result, we and our subsidiaries are subject to the risk that fluctuations in foreign exchange rates between the dates that those transactions are entered into and their respective settlement dates will result in a foreign exchange gain or loss. When practicable, we endeavor to match assets and liabilities in the same currency on our balance sheet and those of our subsidiaries in order to reduce these risks. We also, when we consider it to be appropriate, enter into foreign currency contracts to hedge exposures arising from those transactions. At March 31, 2006, these contracts related primarily to purchases of inventory from third parties that are denominated in Swiss francs, euros and pounds sterling. The notional amount of these contracts at their respective settlement dates amounted to $1.6 million in the aggregate. The respective notional amounts of these contracts at March 31, 2006 aggregated CHF 0.6 million (equivalent to $0.5 million at settlement date), euros 0.5 million (equivalent to $0.6 million at settlement date) and pounds sterling 0.3 million (equivalent to $0.5 million at settlement date).

Item 4.                        Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 and Rule 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no material changes in our internal controls or in other factors that could materially affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Item 1A.     Risk Factors

In addition to the risk factors set forth in the section entitled “Cautionary Statements and Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, we have identified certain additional risk factors that are set forth in the section entitled “Cautionary Statements and Risk Factors” starting on page 35 of this Quarterly Report on Form 10-Q, as follows:

We face risks in connection with our efforts to transition our inventory management and distribution to a new third-party service provider.

We are in the process of outsourcing the logistics and warehousing of our spare parts’ inventory to a third-party service provider. In transitioning these responsibilities to the third-party provider, we face a number of risks, including:

•  The risk that the third-party service provider may not perform its logistics and warehousing tasks in a satisfactory manner;

•  The risk of disruption in the supply of spare parts or other items to our customers if the third-party does not perform the logistics and warehousing services and as a result we are unable to maintain sufficient inventory or timely distribute spare parts or other items to meet our customers’ demands; and

•  The risk that we will not realize the anticipated financial and operational benefits we expect to receive from transitioning these services to a third party.

We face risks in connection with our ability to successfully centralize the administrative functions for all of our European subsidiaries at a new shared service center.

We are in the process of transitioning all of the administrative functions for our European subsidiaries to a centralized shared service center location. We face certain risks in connection with this undertaking, including:

•  The risk that we may face unforeseen delays in centralizing the administrative functions of our European subsidiaries;

•  The risk that the costs and disruptions associated with centralizing our European administrative functions may exceed the benefits and savings we expect to receive from creating the shared service center; and

•  The risk that we may lose employees who are important to our business as a result of relocating and centralizing these administrative functions.

We face risks in connection with changes in energy-related expenses.

We and our suppliers depend on various energy products in manufacturing processes used to produce our products. Generally, we acquire energy products at market prices and do not use financial instruments to hedge prices. As a result, we are exposed to market risks related to changes in energy prices. In addition, many of the customers and industries to whom we market our systems and materials are directly or indirectly dependent upon the cost and availability of energy resources. Our business and profitability may be materially and adversely affected to the extent that our or our customers’ energy-related expenses increase, both as a result of higher costs of producing, and potentially lower profit margins in selling, our products and materials and because increased energy costs may cause our customers to delay or reduce purchases of our systems and materials.

We face risks in connection with the effect of new pronouncements by accounting authorities.

From time to time, accounting authorities issue new rules and pronouncements that may have adverse effects on our reported results of operations or financial condition, may influence customers’ ability and willingness to make capital expenditures such as purchases of our systems, or may otherwise have material adverse effects on our business and profitability.

We face risks in connection with our success in acquiring and integrating new businesses.

In the past, we have acquired other businesses and technologies as part of our growth and strategic plans. Although we do not currently plan to acquire new businesses, we may in the future make such acquisitions, and those acquisitions will be subject to certain risks, including risks that the costs of such acquisitions may be greater than anticipated and that the anticipated benefits of such acquisitions may be materially delayed or not realized.

Item 6.                        Exhibits

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 4, 2006.
31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 4 2006.
32.1	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 4, 2006.
32.2	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 4, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

3D SYSTEMS CORPORATION
	By:	/s/ FRED R. JONES
Fred R. Jones
Vice President and Chief Financial Officer
(Principal Financial Officer)
(Duly Authorized Officer)
Date: May 4, 2006