Form 10-Q
period 2006-06-30
3D SYSTEMS CORP
filed 2006-08-14
CIK 910638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Shares of Common Stock, par value $0.001, outstanding as of August 11, 2006: 18,326,170

3D SYSTEMS CORPORATION
TABLE OF CONTENTS

3D SYSTEMS CORPORATION
Condensed Consolidated Balance Sheets
June 30, 2006 and December 31, 2005
(in thousands, except par value)

	June 30, 2006	December 31, 2005
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$12,652	$24,112
Accounts receivable, net of allowance for doubtful accounts of $1,328 (2006) and $990 (2005)	31,582	33,172
Inventories, net of reserves of $1,254 (2006) and $1,317 (2005)	22,616	13,960
Deferred tax assets	2,500	2,500
Prepaid expenses and other current assets	10,580	9,523
Assets held for sale	2,827	—
Total current assets	82,757	83,267
Property and equipment, net	11,911	12,166
Intangible assets, net	7,300	7,990
Goodwill	45,328	44,747
Restricted cash	1,200	1,200
Other assets, net	765	1,572
	$149,261	$150,942
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$3,645	$200
Accounts payable	15,544	10,949
Accrued liabilities	10,785	12,174
Customer deposits	3,089	1,945
Deferred revenue	12,561	13,768
Total current liabilities	45,624	39,036
Long-term debt, less current portion	—	3,545
Convertible subordinated debentures	22,354	22,604
Other liabilities	1,117	1,039
	69,095	66,224
Authorized 5,000 preferred shares; Series B convertible redeemable preferred stock, authorized 2,670 shares, issued and outstanding 0 and 2,617, 2006 and 2005, respectively	—	15,242
Stockholders’ equity:
Common stock, $0.001 par value, authorized 60,000 shares; issued and outstanding 18,326 (2006) and 15,302 (2005)	18	15
Additional paid-in capital	124,021	106,883
Deferred compensation	—	(1,461)
Treasury stock, at cost; 23 shares (2006) and 12 shares (2005)	(394)	(154)
Accumulated deficit in earnings	(43,573)	(34,798)
Accumulated other comprehensive income (loss)	94	(1,009)
Total stockholders’ equity	80,166	69,476
	$149,261	$150,942

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION
Condensed Consolidated Statements of Operations
Three Months and Six Months Ended June 30, 2006 and June 30, 2005
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenue:
Products	$19,570	$22,657	$43,786	$42,903
Services	8,414	10,112	17,725	20,298
Total revenue	27,984	32,769	61,511	63,201
Cost of sales:
Products	13,115	12,231	25,641	22,529
Services	6,798	6,193	13,784	13,322
Total cost of sales	19,913	18,424	39,425	35,851
Gross profit	8,071	14,345	22,086	27,350
Operating expenses:
Selling, general and administrative	10,695	9,900	20,458	18,596
Research and development	2,974	2,701	6,231	5,376
Severance and restructuring	2,310	7	3,948	7
Total operating expenses	15,979	12,608	30,637	23,979
Income (loss) from operations	(7,908)	1,737	(8,551)	3,371
Interest and other expense, net	107	185	221	530
Income (loss) before provision for income taxes	(8,015)	1,552	(8,772)	2,841
Provision for (benefit of) income taxes	(74)	253	2	347
Net income (loss)	(7,941)	1,299	(8,774)	2,494
Preferred stock dividends	1,003	444	1,414	856
Net income (loss) available to common stockholders	$(8,944)	$855	$(10,188)	$1,638
Net income (loss) available to common stockholders per share—basic	$(0.56)	$0.06	$(0.65)	$0.11
Net income (loss) available to common stockholders per share—diluted	$(0.56)	$0.05	$(0.65)	$0.10

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION
Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30, 2006 and June 30, 2005
(in thousands)
(unaudited)

	June 30, 2006	June 30, 2005
Cash flows from operating activities:
Net income (loss)	$(8,774)	$2,494
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,966	3,122
Bad debt provision (benefit)	404	(122)
Stock-based compensation expense	1,336	551
Loss (gain) on disposition of property and equipment	(96)	38
Changes in operating accounts:
Accounts receivable	2,232	1,699
Inventories, net	(8,082)	(934)
Prepaid expenses and other current assets	(1,007)	(3,406)
Other assets	236	54
Accounts payable	4,484	(1,682)
Accrued liabilities	(1,504)	(3,459)
Customer deposits	1,114	109
Deferred revenue	(1,549)	(930)
Other liabilities	(57)	(419)
Net cash used in operating activities	(8,297)	(2,885)
Cash flows from investing activities:
Purchases of property and equipment	(3,888)	(788)
Additions to licenses and patents	(226)	(238)
Proceeds from the sale of property and equipment	248	—
Software development costs	(294)	(444)
Net cash used in investing activities	(4,160)	(1,470)
Cash flows from financing activities:
Stock option, stock purchase plan and restricted stock proceeds	2,162	7,240
Repayment of long-term debt	(100)	(90)
Payments under obligation to former 3D Systems SA stockholders	—	(439)
Payments of preferred stock dividends	(785)	(785)
Stock registration costs	—	(103)
Payment of accrued liquidated damages	—	(36)
Net cash provided by financing activities	1,277	5,787
Effect of exchange rate changes on cash	(280)	413
Net increase (decrease) in cash and cash equivalents	(11,460)	1,845
Cash and cash equivalents at the beginning of the period	24,112	26,276
Cash and cash equivalents at the end of the period	$12,652	$28,121
Supplemental Cash Flow Information:
Interest payments	$755	$738
Income tax payments	816	1,132
Non-cash items:
Conversion of 6% convertible subordinated debentures	250	100
Conversion of Series B convertible preferred stock	16,137	26
Accrued dividends on preferred stock	—	816
Transfer of equipment from inventory to property and equipment, net(a)	536	2,096
Transfer of equipment to inventory from property and equipment, net(b)	189	1,449

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

3D SYSTEMS CORPORATION
Condensed Consolidated Statements of Comprehensive Income (Loss)
Three Months and Six Months Ended June 30, 2006 and June 30, 2005
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income (loss)	$(7,941)	$1,299	$(8,774)	$2,494
Foreign currency translation	882	(677)	1,104	(978)
Comprehensive income (loss)	$(7,059)	$622	$(7,670)	$1,516

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION
Notes to Condensed Consolidated Financial Statements
June 30, 2006
(amounts in thousands, except per share data)
(unaudited)

(1)   Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of 3D Systems Corporation and its subsidiaries (the “Company”). All significant intercompany transactions and balances have been eliminated in consolidation. The condensed consolidated financial statements were prepared in accordance with generally accepted accounting principles (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim reporting. Accordingly, they omit certain footnotes and other financial information that are required for complete financial statements. In management’s opinion, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation of the condensed consolidated financial position as of June 30, 2006, the condensed consolidated results of operations for the three months and six months ended June 30, 2006 and June 30, 2005, and the condensed consolidated statements of cash flows for the six months ended June 30, 2006 and June 30, 2005 have been included. The results set forth in the condensed consolidated statements of operations for the three months and six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year.

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

(2)   Inventories

Components of inventories, net are as follows:

	June 30, 2006	December 31, 2005
Raw materials	$ 609	$ 2,696
Inventory held by assemblers	946	417
Work in process	58	55
Finished goods	21,003	10,792
	$ 22,616	$ 13,960

Inventory held by assemblers at June 30, 2006 and December 31, 2005 represented inventory sold to those assemblers and accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 49, “Accounting for Product Financing Arrangements,” issued by the Financial Accounting Standards Board (“FASB”). See Note 3.

3D SYSTEMS CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
June 30, 2006
(amounts in thousands, except per share data)
(unaudited)

(3)   Outsourcing of Assembly and Refurbishment Activities

During 2004, the Company engaged selected design and manufacturing companies to assemble its equipment portfolio and discontinued its equipment assembly activities at its Grand Junction, Colorado facility. This included its InVision® 3-D printing equipment, its Viper™ SLA® systems and certain other equipment items, the refurbishment of used equipment systems, and the assembly of field service kits for sale by the Company to its customers.

The Company agreed to sell to those third parties components of its raw materials’ inventory related to those systems. Such sales were recorded in the financial statements as a product financing arrangement under SFAS No. 49. Pursuant to SFAS No. 49, as of June 30, 2006 and December 31, 2005, the Company’s consolidated balance sheets included a non-trade receivable of $921 and $1,051, respectively, classified in prepaid expenses and other current assets reflecting the book value of the inventory sold to the assemblers for which the Company had not received payment. At June 30, 2006 and December 31, 2005, $946 and $417, respectively, were included in inventory with a corresponding amount included in accrued liabilities representing the Company’s non-contractual obligation to purchase assembled systems and refurbished parts produced from such inventory. Under these arrangements, the Company generally purchases assembled systems from the assemblers following the Company’s receipt of an order from a customer or as needed from the assembler to repair a component or to service equipment. Under certain circumstances, the Company purchases assembled systems from the assemblers prior to the receipt of an order from a customer. At June 30, 2006 and December 31, 2005, the Company had made $6,140 and $5,367, respectively, of progress payments to assemblers for systems forecasted to be required for resale to customers after such dates. These progress payments were recorded in prepaid expenses and other current assets in the consolidated balance sheets.

(4)   Property and Equipment, net

Property and equipment is summarized as follows:

	June 30, 2006	December 31, 2005	Useful Life (in years)
Land	$ 436	$ 436	—
Building	4,202	4,202	30
Machinery and equipment	24,003	21,611	3-5
Office furniture and equipment	3,051	3,022	5
Leasehold improvements	3,972	3,534	Life of Lease
Rental equipment	922	910	5
Construction in progress	4,176	3,865	N/A
	40,762	37,580
Less: Assets held for sale, net	(2,827)	—
Accumulated depreciation	(26,024)	(25,414)
	$11,911	$12,166

3D SYSTEMS CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
June 30, 2006
(amounts in thousands, except per share data)
(unaudited)

Depreciation expense was $566 and $653 for the three months and $1,163 and $1,287 for the six months ended June 30, 2006 and June 30, 2005, respectively. Leasehold improvements are amortized on a straight-line basis over the shorter of (i) their estimated useful lives and (ii) the estimated or contractual life of the related lease. The Company has accelerated amortization of the leasehold improvements related to the Valencia facility as a result of its plan to substantially discontinue use of the facility in September 2006. Such accelerated amortization amounted to $23 in the second quarter of 2006 and $46 for the six months ended June 30, 2006.

The Company ceased operations at its Grand Junction, Colorado facility on April 28, 2006. The facility was listed for sale during the first quarter of 2006, and on July 27, 2006 the Company entered into an agreement to sell the Grand Junction facility for a cash purchase price of $7,300, which is in excess of its net book value. The consummation of this sale is subject to the satisfaction of certain customary conditions. During the second quarter of 2006 the Company also realized $98 in net proceeds from the sale of certain personal property associated with this facility that were no longer required for the Company’s operations. Approximately $2,827 in net assets associated with the facility were reclassified on the Company’s Consolidated Balance Sheet from long-term assets to current assets, where they have been recorded as assets held for sale at June 30, 2006. Following the closing of this facility, the Company ceased to record depreciation expense related to this facility, which amounted to $570 per year. The Company expects to realize an amount from the disposition of these assets in excess of their net book value and in excess of the remaining outstanding balance of the industrial development bonds used to finance the facility. See Note 7.

(5)   Intangible Assets

(a)  Licenses and Patent Costs

Licenses and patent costs are summarized as follows:

	June 30, 2006	December 31, 2005	Weighted average useful life (in years)
Licenses, at cost	$ 2,333	$ 2,333	fully amortized
Patent costs	18,497	18,226	7.7
	20,830	20,559
Less: Accumulated amortization	(15,736)	(15,034)
	$ 5,094	$ 5,525

For the six months ended June 30, 2006 and June 30, 2005, the Company capitalized $226 and $238, respectively, of costs to acquire, develop and extend patents in the United States and certain other countries. Amortization expense related to such intangible assets was $360 and $335 for the three months and $702 and $671 for the six months ended June 30, 2006 and June 30, 2005, respectively.

3D SYSTEMS CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
June 30, 2006
(amounts in thousands, except per share data)
(unaudited)

(b) Acquired Technology

Acquired technology is summarized as follows:

	June 30, 2006	December 31, 2005
Acquired technology	$ 10,232	$ 10,148
Less: Accumulated amortization	(8,526)	(7,683)
	$ 1,706	$ 2,465

The remaining unamortized acquired technology was purchased in 2001 in connection with the DTM acquisition and assigned a useful life of six years, extending to 2007. Amortization expense related to acquired technology was  $439 and $379 for the three months and $843 and $758 for the six months ended June 30, 2006 and June 30, 2005, respectively. The Company expects the total amortization expense with respect to remaining unamortized acquired technology to be $1,157 in 2006 and $549 in 2007, at which time these costs will be fully amortized.

(c)  Other Intangible Assets

The Company had $500 and $587 of other net intangible assets as of June 30, 2006 and December 31, 2005, respectively. Amortization expense related to such intangible assets was $213 and $206 for the three months and $416 and $406 for the six months ended June 30, 2006 and June 30, 2005, respectively.

(6)   Hedging Activities and Derivative Instruments

The Company and its subsidiaries conduct business in various countries using both its functional currencies and other currencies to effect cross-border transactions. As a result, the Company and its subsidiaries are subject to the risk that fluctuations in foreign exchange rates between the dates that those transactions are entered into and their respective settlement dates will result in a foreign exchange gain or loss. When practicable, the Company endeavors to match assets and liabilities in the same currency on its balance sheet and those of its subsidiaries in order to reduce these risks. The Company also, when it considers it to be appropriate, enters into foreign currency contracts to hedge exposures arising from those transactions. The Company has not adopted hedge accounting under SFAS No. 133, “Accounting for Derivatives and Hedging Activities,” as amended by SFAS No. 137 and SFAS No. 138, and all gains and losses (realized or unrealized) are recognized in cost of sales in the Condensed Consolidated Statements of Operations. At June 30, 2006, the notional amount of these contracts at their respective settlement dates amounted to $10,924 and related primarily to purchases of inventory from third parties and amounts due under accounts receivable from customers. The notional amount of the contracts related to purchases aggregated CHF 2,155 (equivalent to $1,746 at settlement date). The respective notional amounts of the contracts related to accounts receivable at June 30, 2006 aggregated euro 3,300 (equivalent to $4,159 at settlement date), pounds sterling 565 (equivalent to $1,032 at settlement date) and Japanese yen 460,000 (equivalent to $3,987 at settlement date.)

3D SYSTEMS CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
June 30, 2006
(amounts in thousands, except per share data)
(unaudited)

(7)   Borrowings

Total outstanding borrowings were as follows:

	June 30, 2006	December 31, 2005
Current portion of long-term debt:
Industrial development bonds	$ 3,645	$ 200
Long-term debt, less current portion:
Industrial development bonds	$ —	$ 3,545
6% convertible subordinated debentures	22,354	22,604
Total long-term debt, less current portion	$ 22,354	$ 26,149

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

The facility, as amended, imposes certain limitations on the Company’s activities, including limitations on the incurrence of debt and other liens, limitations on the disposition of assets, limitations on the making of certain investments and limitations on the payment of dividends on the Company’s Common Stock. The facility also requires the Company to maintain (a) a quick ratio (as defined in the credit facility) of at least 1.00 as of the end of each calendar quarter and (b) a ratio of total liabilities less subordinated debt to tangible net worth (as each such term is defined in the credit facility) of not more than 2.00 as of December 31, 2005 and at the end of each calendar quarter thereafter. The credit facility also requires that the Company maintain, on a trailing four-quarter basis, EBITDA (as defined in the credit facility) in an amount not less than $18 million for certain periods ending on or before December 31, 2005 and not less than $15 million for each test period ended on or after March 31, 2006. The Company was in compliance with these requirements at December 31, 2005 and, except for non-compliance with the minimum EBITDA covenant, which was waived by the Bank pursuant to a waiver letter dated August 11, 2006, the Company was in compliance at June 30, 2006.

At June 30, 2006 and December 31, 2005, respectively, the Company had $1,746 and $1,659 of foreign exchange forward contracts outstanding with Silicon Valley Bank. No borrowings or letters of credit were outstanding under this facility at either June 30, 2006 or December 31, 2005, and the Company does not currently expect to borrow under this credit facility. See Note 6.

3D SYSTEMS CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
June 30, 2006
(amounts in thousands, except per share data)
(unaudited)

Industrial development bonds

The Company’s Grand Junction, Colorado facility was financed by industrial development bonds in the original aggregate principal amount of $4,900. At June 30, 2006, the outstanding principal amount of these bonds was $3,645. Interest on the bonds accrues at a variable rate of interest and is payable monthly. The interest rate at June 30, 2006 was 3.2%. Principal payments are due in semi-annual installments through August 2016. The Company has made all scheduled payments of principal and interest on these bonds. The bonds are collateralized by, among other things, a first mortgage on the facility, a security interest in certain equipment and an irrevocable letter of credit issued by Wells Fargo Bank, N.A. pursuant to the terms of a reimbursement agreement between the Company and Wells Fargo. The Company is required to pay an annual letter of credit fee equal to 1% of the stated amount of the letter of credit.

This letter of credit is in turn collateralized by $1,200 of restricted cash that Wells Fargo holds. Effective November 9, 2005, the Company entered into an amendment to the reimbursement agreement with Wells Fargo pursuant to which such funds are held in an interest-bearing account at Wells Fargo, and Wells Fargo has a security interest in that account as partial security for the performance of the Company’s obligations under the reimbursement agreement. Under that amendment, the Company also has the right to substitute a standby letter of credit issued by a bank acceptable to Wells Fargo as collateral in place of the funds held in that account.

The reimbursement agreement, as amended, contains financial covenants that require, among other things, that the Company maintain a minimum tangible net worth (as defined in the reimbursement agreement) of $23.0 million plus 50% of net income from July 1, 2001 forward and a fixed-charge coverage ratio (as defined in the reimbursement agreement) of no less than 1.25. The Company is required to demonstrate its compliance with these financial covenants as of the end of each calendar quarter. As of June 30, 2006 and December 31, 2005, the Company was in compliance with these financial covenants.

As discussed above, the Company ceased operations at the Grand Junction facility on April 28, 2006 and entered into an agreement to sell it on July 27, 2006, subject to the satisfaction of certain conditions. At the time the closing of the sale of the facility occurs, the Company expects to either pay off these bonds or, with the approval of Wells Fargo, have them assumed by the buyer. As a result, the Company reclassified the aggregate outstanding amount of the industrial development bonds to current liabilities at June 30, 2006.

6% Convertible Subordinated Debentures

In the fourth quarter of 2003, the Company privately placed $22,704 of 6% convertible subordinated debentures with institutional and accredited investors. The net proceeds from the issuance of these debentures, after deducting capitalized issuance costs of $578, amounted to $22,126. The capitalized issuance costs are being amortized to interest expense over the 10-year life of the debentures. The 6% convertible subordinated debentures bear interest at the rate of 6% per year payable semi-annually in arrears in cash on May 31 and November 30 of each year. They are convertible into shares of Common Stock at the option of the holders at any time prior to maturity at $10.18 per share, subject to customary anti-dilution adjustments. The Company has the right to redeem the debentures, in whole or in part, commencing on November 24, 2006 at a price equal to 100% of the then outstanding principal amount of

3D SYSTEMS CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
June 30, 2006
(amounts in thousands, except per share data)
(unaudited)

the debentures being redeemed, together with all accrued and unpaid interest and other amounts due in respect of the debentures. The aggregate principal amount of these debentures then outstanding matures on November 30, 2013. If the Company undergoes a change in control (as defined), the holders may require the Company to redeem the debentures at 100% of their then outstanding principal amount, together with all accrued and unpaid interest and other amounts due in respect of the debentures. At June 30, 2006, $22,354 aggregate principal amount of these debentures were outstanding, and they were convertible into an aggregate of 2,196 shares of Common Stock.

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

(8)   Convertible Preferred Stock

On June 8, 2006, following a conditional call for redemption that the Company issued on May 8, 2006, all of the Company’s then outstanding Series B Convertible Preferred Stock was converted by the holders thereof into 2,640 shares of Common Stock, including 23 shares of Common Stock covering accrued and unpaid dividends to June 8, 2006. During the second quarter of 2006, the Company recognized $1,003 of dividend cost, including $869 of non-cash cost associated with the initial offering costs that remained unaccreted as of June 8, 2006 and accrued dividends from May 5 to June 8, 2006. Following this conversion, the Company filed a certificate of elimination with the Delaware Secretary of State eliminating the Series B Convertible Preferred Stock from the Company’s certificate of incorporation and restoring the shares of preferred stock previously covered by the certificate of designations of the Series B Convertible Preferred Stock to the status of authorized but unissued shares of preferred stock.

Previously, on May 5, 2003, 2,634 shares of Series B Convertible Preferred Stock were privately placed at a price of $6.00 per share with institutional and accredited investors. Net proceeds were $15,167 after deducting $637 of offering expenses. The offering expenses were recorded as a reduction to the face value of the redeemable preferred stock and were being accreted as dividends over ten years. The Series B Convertible Preferred Stock accrued dividends, on a cumulative basis, at $0.60 per share each year while it remained outstanding. Prior to May 6, 2004, the cumulative dividend rate was $0.48 per share per year. Dividends were paid semi-annually on May 5 and November 5 of each year while these shares remained outstanding. In addition, the Series B Convertible Preferred Stock was convertible at any time at the option of the holders on a share-for-share basis into shares of the Company’s Common Stock, plus the amount of accrued and unpaid dividends on the shares converted.

3D SYSTEMS CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
June 30, 2006
(amounts in thousands, except per share data)
(unaudited)

(9)   Severance and Restructuring

The Company is in the process of moving its corporate headquarters, principal R&D activities and all other key corporate support functions to a new facility that is being constructed and that it has agreed to lease in Rock Hill, South Carolina. The Company established an initial base of operations in Rock Hill and commenced local operations there in January 2006 and expects to complete the move to the new Rock Hill facility in 2006. See Note 13. In connection with this project, the Company incurred expenses for personnel, relocation, recruiting and other non-cash items amounting to $2,310 for the three months ended June 30, 2006 and $3,948 for the six months ended June 30, 2006, of which $46 and $91, respectively, were non-cash facility-related costs.

(10)   Stock-based Compensation Plans

The Company maintains stock-based compensation plans that are described more fully in Note 18, “Stockholders’ Equity,” to the Consolidated Financial Statements for the year ended December 31, 2005, filed with the Company’s Annual Report on Form 10-K.

The Company adopted SFAS No. 123R effective January 1, 2006 and began recording compensation expense for previously issued stock options that vest subsequent to that date. Compensation expense under SFAS No. 123R was $200 for the three months ended June 30, 2006 and $379 for the six months ended June 30, 2006 and is included in selling, general and administrative expenses on the Condensed Consolidated Statements of Operations. The Company used a Black-Scholes option pricing model to determine the fair value of the unvested options at June 30, 2006. The compensation expense reflects a reduction in expense for an annualized 0.0% forfeiture rate and also reflects a stock price volatility rate of 0.36. No stock options have been granted since 2004.

Prior to January 1, 2006, the Company applied the intrinsic-value-based method of accounting prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations to account for stock options previously issued under its stock option plans. These interpretations include FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25,” issued in March 2000. Under this method, compensation expense is generally recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Prior to January 1, 2006, the Company applied the “disclosure only” provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” which was released in December 2002 as an amendment to SFAS No. 123. These statements established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. The Company has elected to apply SFAS No. 123R prospectively only. The following pro forma net income and net income per share information is presented for 2005 only as if the Company had commenced applying SFAS No. 123R in 2005 for stock-based compensation awarded under its stock-based compensation plans using the fair value method. Under the fair value method, the estimated fair value of stock-based incentive awards is charged against income on a straight-line basis over the vesting period.

3D SYSTEMS CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
June 30, 2006
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income (loss) available to common stockholders, as reported	$855	$1,638
Add: Stock-based employee compensation expense included in reported net earnings net of related tax benefits	—	—
Deduct: Stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(372)	(789)
Pro forma net income (loss)	$483	$849
Basic net income (loss) available to common stockholders per share:
As reported	$0.06	$0.11
Pro forma	0.03	0.06
Diluted net income (loss) available to common stockholders per share:
As reported	$0.05	$0.10
Pro forma	0.03	0.05

The Company granted restricted stock awards to certain employees, including executive officers, covering 137 shares of Common Stock, during the six-month period ended June 30, 2006 pursuant to the Company’s 2004 Incentive Stock Plan. Shares of restricted Common Stock awarded under that Plan are issued for a purchase price of $1.00 per share and are subject to forfeiture for a period of three years following their date of grant in the event that the recipient leaves the employ of the Company other than as a result of death or disability. The Company records deferred compensation in stockholders’ equity with respect to such awards in an amount equal to the difference between the fair market value of the Common Stock covered by each award on the date of grant less the amount payable by each recipient. For the three months ended June 30, 2006 and 2005, the Company recorded $397 and $125, respectively, of compensation expense associated with restricted stock awards granted during the quarter and amortization of awards granted prior to the second quarter. The comparable expense for the six months ended June 30, 2006 and 2005, was $580 and $163, respectively. Certain of such awards were made in lieu of, or as an alternative to, cash bonuses that had previously been accrued with respect to 2005. As a result, the Company reduced its accrual for 2005 cash-based bonuses by a net amount of $256 in the six months ended June 30, 2006.

For the three months and six months ended June 30, 2006 and June 30, 2005, the Company awarded during each period 18 shares of Common Stock to non-employee directors under the Company’s Restricted Stock Plan for Non-Employee Directors and recorded $372 and $250, respectively, in compensation expense associated with those awards.

3D SYSTEMS CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
June 30, 2006
(amounts in thousands, except per share data)
(unaudited)

(11)   Computation of Net Income (Loss) Per Share

The following is a reconciliation of the numerator and denominator of the basic and diluted net income (loss) per share computations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Numerator:
Net income (loss) available to common stockholders—numerator for basic net income (loss) per share	$(8,944)	$855	$(10,188)	$1,638
Add: Series B Convertible Preferred Stock dividends	—	—	—	—
Interest expense associated with 6% convertible subordinated debentures	—	—	—	—
Net income (loss) available to common stockholders—numerator for dilutive net income (loss) per share	$(8,944)	$855	$(10,188)	$1,638
Denominator:
Denominator for basic net income (loss) per share—weighted average shares	16,057	14,792	15,684	14,684
Add: Effect of dilutive securities:
Stock options and restricted stock	—	1,108	—	1,174
Series B Convertible Preferred Stock	—	—	—	—
6% convertible subordinated debentures	—	—	—	—
Denominator for diluted net income (loss) per share—weighted average shares	16,057	15,900	15,684	15,858

All outstanding shares of Series B Convertible Preferred Stock were converted into 2,640 shares of Common Stock effective June 8, 2006, and such shares of Common Stock are included in the weighted average shares of Common Stock outstanding as of June 30, 2006 for the purposes of calculating diluted net income (loss) per share available to common stockholders for the three months and six months ended June 30, 2006. See Note 8. The 2,617 shares of Common Stock issuable upon conversion of the then outstanding Series B Convertible Preferred Stock were excluded from the calculation of diluted net income (loss) per share available to common stockholders for the three months and six months ended June 30, 2005 because their effect would have been anti-dilutive, that is, they would have increased net income per share available to common stockholders.

For the three months and six months ended June 30, 2006, 801 and 818 shares, respectively, issuable upon the exercise of outstanding stock options were excluded from the calculation of diluted net loss per share because their effects would have been anti-dilutive, that is, they would have reduced net loss per share.

For the three months and six months ended June 30, 2006 and 2005, respectively, 2,196 and 2,220 shares of Common Stock issuable upon conversion of outstanding 6% convertible subordinated debentures

3D SYSTEMS CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
June 30, 2006
(amounts in thousands, except per share data)
(unaudited)

were excluded from the calculation of diluted net income (loss) per share because their effects would have been anti-dilutive, that is, they would have reduced net loss or increased net income per share available to the common stockholders.

(12)   Segment Information

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

Such summarized financial information concerning the Company’s geographical operations is shown in the following tables:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenue from unaffiliated customers:
North America	$12,840	$15,058	$31,119	$29,311
Germany	4,230	5,659	8,929	10,815
Other Europe	6,171	7,210	12,583	13,201
Asia	4,743	4,842	8,880	9,874
Total	$27,984	$32,769	$61,511	$63,201

All revenue between geographic areas is recorded at transfer prices which are above cost and provide for an allocation of profit between entities.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenue from or transfers between geographic areas:
North America	$10,275	$9,491	$19,068	$18,739
Germany	1,080	593	2,090	1,319
Other Europe	1,236	1,341	2,102	2,692
Asia	—	—	—	—
Total	$12,591	$11,425	$23,260	$22,750

3D SYSTEMS CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
June 30, 2006
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Income (loss) from operations:
North America	$(3,759)	$1,747	$(3,581)	$3,859
Germany	273	(452)	722	(694)
Other Europe	(3,863)	1,166	(5,164)	1,244
Asia	(684)	(206)	(528)	49
Subtotal	(8,033)	2,255	(8,551)	4,458
Intercompany elimination	125	(518)	—	(1,087)
Total	$(7,908)	$1,737	$(8,551)	$3,371

	June 30, 2006	December 31, 2005
Assets:
North America	$94,574	$102,891
Germany	31,879	29,624
Other Europe	54,571	42,770
Asia	15,268	20,426
Subtotal	196,292	195,712
Inter-company elimination	(47,031)	(44,770)
Total assets	$149,261	$150,942

The Company’s revenue from unaffiliated customers by type was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Systems and other products	$7,638	$11,763	$19,973	$21,916
Materials	11,932	10,894	23,813	20,987
Services	8,414	10,112	17,725	20,298
Total revenue	$27,984	$32,769	$61,511	$63,201

(13)   Commitments and Contingencies

On February 8, 2006, the Company entered into a Lease Agreement with KDC-Carolina Investments 3, LP pursuant to which KDC is constructing and will lease to the Company an approximately 80,000 square foot building in Rock Hill, South Carolina in connection with the relocation of the Company’s headquarters from Valencia, California, and the transfer of certain operations of its Grand Junction, Colorado facility, to Rock Hill. Under the terms of this Lease, KDC will construct this building and lease it to the Company for an initial 15-year term once the building is completed. The Company expects the building to be completed and to take occupancy in 2006. Once the Company completes its relocation to the Rock Hill facility, it intends to vacate most of the Valencia facility.

3D SYSTEMS CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
June 30, 2006
(amounts in thousands, except per share data)
(unaudited)

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

Assuming that the commencement date of that Lease were on August 31, 2006, base rent payments for that facility would be $59 in 2006, $707 in 2007, $707 in 2008, $707 in 2009, $707 in 2010 and a cumulative amount of $8,154 in later years. As of August 7, 2006, the Company and KDC entered into an amendment to the Lease whereby, among other things, the Company agreed to pay the costs of certain tenant improvements and change orders with a total cost to the Company of $2,092.

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

Effective April 1, 2006, the Company entered into an agreement with Symyx Technologies, Inc. under which the Company and Symyx will work together to discover and commercialize advanced materials for use in the Company’s rapid prototyping and rapid manufacturing solutions. Under this agreement, the Company will fund up to $2,400 of research over a two-year period to enable Symyx to develop new materials’ formulations that the Company could commercialize for rapid prototyping and rapid manufacturing applications. During the second quarter of 2006, the Company recorded approximately $300 of research and development expense related to this agreement.

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

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q.

We are subject to a number of risks and uncertainties that may affect our future performance, as discussed in greater detail in the sections entitled “Forward-Looking Statements” and “Cautionary Statements and Risk Factors” at the end of this Item 2 and Item 1A of Part II of this Quarterly Report on Form 10-Q.

As discussed in greater detail below, certain of these risks and uncertainties resulted in material adverse effects on our consolidated statements of operation for the quarter and six months ended June 30, 2006 and on our consolidated balance sheet and statements of cash flows for the periods then ended.

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

Recent Developments

As we have previously disclosed, during 2006, we have been engaged in several major projects that we expect to create long-term benefits. These include:

•       The implementation of a new enterprise resource planning (ERP) system;

•       The outsourcing of our spare-parts and certain of our finished goods supply activities to a third-party logistics management company in the U.S. and Europe;

•       Our pending relocation to Rock Hill, South Carolina;

•       Establishment of an internal, centralized shared service center in Europe, which commenced operation in conjunction with the implementation of our ERP system in Europe in the second quarter of 2006; and

•       Completion of the transfer of our InVision® materials’ production line to our Marly, Switzerland facility, which commenced operations in the first quarter of 2006.

During the second quarter of 2006, we experienced disruptions and adverse effects from the implementation of our new ERP system, supply chain staffing issues, and the outsourcing of our spare-parts and certain of our finished goods supply activities to a logistics management company. These matters adversely affected our revenue, operating results, cash flow and working capital management in the second quarter of 2006. These effects are discussed in greater detail below.

As a result of these disruptions and adverse effects, we identified control deficiencies in our procedures for reconciling and compiling our financial records for the second quarter of 2006 and in our procedures for accounting for inventory that we believe constitute individually or in the aggregate a material weakness with respect to those matters. See “Item 4. Controls and Procedures” below. We are taking remedial actions to correct these disruptions, adverse effects and weaknesses, but we can provide no assurance that they will not continue to affect our operations in future periods.

During the first six months of 2006, we also experienced some growing pains as our initial success in the fourth quarter of 2005 and the first quarter of 2006 in placing new Sinterstation® Pro, Viper™ Pro and 3-D Printing systems stretched our field engineering resources and presented some stability issues with certain installed systems.

ERP implementation

During the second quarter of 2006, we started up a new ERP system in the United States and in most of our European operations. The new ERP system replaces several legacy systems in which a significant portion of our business transactions originated, were recorded and were processed. This system is intended to provide us with improved transactional processing, control and management tools compared to the various legacy systems that we have historically used, and we believe that once fully implemented and operational, our new ERP system will facilitate better transactional reporting and oversight, improve our internal control over financial reporting and function as an important component of our disclosure controls and procedures.

We currently expect the worldwide implementation of our ERP system to involve a total investment in excess of $4.0 million in transactional automation and analysis tools and technology. At June 30, 2006, our capitalized investment in our ERP system amounted to $2.6 million. Such costs are recorded as property and equipment on our balance sheet at June 30, 2006. See Note 4 to the Condensed Consolidated Balance Sheet.

Our new ERP system includes numerous accounting functions as well as order processing, materials’ purchasing and inventory management functions. In connection with and following the implementation of the new ERP system and the disruptions that we encountered with respect to it in the second quarter of 2006, as well as the identification of the control deficiencies described here and in “Item 4—Controls and Procedures” below, we are revising our financial reporting policies and procedures to conform them to the requirements of this system and remediate the causes of the disruptions we encountered.

During the first quarter of 2006, our ERP implementation program included hiring new staff in Rock Hill for training and testing of the new system while existing staff continued to perform those functions in our Valencia, California facility using our legacy systems. Consequently, during the first six months of 2006, we incurred duplicate staffing costs and incurred additional costs for some temporary staffing as a result of the combined effects of relocation and new-system start-up work. The amount of these costs that we have expensed amounted to $0.6 million in the second quarter and $1.3 million in the first six months of 2006. Such costs were not material in the second quarter and first six months of 2005.

Operation of the new ERP system began in the U.S. on May 1, 2006 and in most of Europe in mid-June 2006. Although we believe that the ERP system ultimately will facilitate better transactional reporting and oversight and will augment the effectiveness of our internal control over financial reporting and our disclosure controls and procedures, shortly after the initial start up of the system, we encountered significant problems in processing transactions in the system that affected our ability to enter and process customer orders, procure and manage inventory, schedule orders for production and shipping and invoice finished products to customers.

In particular, following the start up of the new ERP system, we noted that the resulting disruptions exposed control deficiencies in our procedures for accounting for inventory and for reconciling and compiling our financial records at quarter-end.  Specifically, with respect to inventory, we identified a difference in the inventory values recorded in the legacy systems as a result of which they exceeded those included in the ERP system. We conducted extensive confirmatory data integrity checks and physical inventories that enabled us to reconcile many of these differences, and we recorded the remaining $0.4 million difference in cost of sales for the second quarter and first six months of 2006.

These ERP system and other supply chain disruptions, combined with the difficulties we had with the outsourcing of the logistics and warehousing of our spare parts inventory discussed below, led to shortages of parts, resulting in loss of parts’ revenue, higher service and expediting costs and the need to compensate customers who were adversely affected by these shortages. These shortages also delayed shipments of finished products, which reduced revenue recognized in the second quarter and first six months of 2006 and resulted in an additional $8.3 million of backlog for orders placed during the second quarter that we were not able to ship during the quarter.

We have since determined that the difficulties that we experienced with the ERP system resulted from various factors, including:

•       Conversion of our legacy systems to the new ERP system;

•       Errors in the data files imported or migrated from the legacy systems to the new ERP system;

•       Training of personnel with respect to the mechanics of the system conversion and the operation of the new ERP system; and

•       Errors in entering necessary data into the new ERP system after the start up of the system.

These problems, and in particular the delays in processing, completing and invoicing sales, adversely affected our revenue, operating results, cash flow and working capital management in the second quarter and first six months of 2006 as discussed in greater detail below.

As a result of these systems’ implementation and operation issues, we have postponed the implementation of certain additional functions and capabilities of the ERP system until we have remediated the current problems with the ERP system.

Although ERP implementations are frequently difficult for an organization, we believe that we have made and continue to make significant progress in rectifying the problems we have identified with the execution of our procedures for accounting for inventory and for reconciling and compiling the Company’s financial records at quarter-end. In particular, we have:

•       corrected data entry and migration errors with respect to pricing and unit data;

•       compiled and entered additional data such as serial numbers and other identifying information necessary for the new ERP system to accept and properly process and account for orders;

•       expanded the number of highly trained “super users” of the system and provided additional training to personnel responsible for operating and interfacing with the ERP system; and

•       reconciled discrepancies noted in the inventory sub-ledger values in the legacy system versus the corresponding values determined through physical inventories and other confirmatory actions and written off $0.4 million of inventory value to cost of goods sold based on the reconciliation in the second quarter of 2006.

Logistics and warehousing outsourcing

During the second quarter of 2006, we outsourced the logistics and warehousing of our spare parts’ inventory as well as certain finished products in the U.S. and Europe to a major logistics management company. Commencement of these outsourcing arrangements coincided with the start up dates of the ERP system in the U.S. and Europe. After these outsourcing arrangements commenced, we determined that there were certain problems with respect to the recording, management and shipment of inventory that was either delivered to the logistics management company or that such company shipped in response to customer orders. We believe that these problems further contributed to our negative second-quarter results by producing further disruptions in our supply chain and inventory management functions, which negatively impacted the fulfillment of customer orders during the second quarter of 2006.

In particular, we determined that in some cases our third-party provider did not timely reflect the status of shipped orders, resulting in discrepancies in our inventory counts and, in limited cases, duplicate shipments of products. In addition, a limited number of parts returned for repair or refurbishment were incorrectly placed in our regular parts inventory at the logistics company’s warehouses, resulting in additional warranty claims, service calls and additional expense in meeting the needs of those customers who received these products in error.

We believe that we have identified the scope and extent of these problems and that they resulted primarily from human error in transitioning these logistics and warehousing functions to a third-party provider. We are currently implementing additional procedures intended to both produce more timely and accurate reporting on the status of orders and to prevent these types of errors from occurring. In particular, we have provided training and oversight controls for shipping, receiving and return processes. We have also implemented faster communication connection speeds with the logistics management company which we believe will improve both response time and processing time at their warehouses. We believe that these unrelated logistics and warehousing issues exacerbated the problems resulting from the start up of our ERP system described above and in “Item 4—Controls and Procedures” that appears below and adversely impacted our revenue, operating results, cash flow and working capital management in the second quarter and first six months of 2006.

New systems

We have found that our new, sophisticated, advanced Sinterstation® Pro, Viper™ Pro and 3-D Printing systems, with their broader range of capabilities, require more extensive commissioning and training to achieve operating stability and operating potential than some of our legacy systems. As a result of the high volume of sales of these systems that we have experienced in recent quarters, issues relating to the stability of these systems and the need to work closely with our customers to resolve stability issues in a mutually beneficial manner and to provide more extensive customer training support and installation activities than the traditional services provided with our legacy systems, we have experienced field service resource constraints that have led to delayed start-up of some systems, and we have experienced higher warranty and related costs that have adversely affected our gross profit and operating results in the second quarter and first six months of 2006.

Relocation project

During the first six months of 2006, we opened an interim facility in Rock Hill, South Carolina, began to hire employees to replace departing employees, replicated functions in Rock Hill that were previously being performed at our Valencia and Grand Junction facilities and entered into a lease, which we have previously disclosed, for the construction of our new headquarters and research and development facility in Rock Hill. We also began work on exiting and disposing of our Valencia and Grand Junction facilities. The restructuring and severance costs associated with these activities, which for the first six months of 2006 amounted to $3.9 million and were generally in line with our previously announced expectations, adversely affected our profitability in the second quarter and first six months of 2006, and we expect that they will continue to hurt our profitability for the remainder of 2006.

We expect to take occupancy of our new headquarters building during 2006. In August 2006, we entered into an amendment to the lease of that facility in which we agreed to pay $2.1 million for certain tenant improvements and change orders necessary to complete that facility.

Grand Junction facility

We ceased operations at the Grand Junction facility on April 28, 2006. Effective May 1, 2006, we reclassified the net assets associated with the facility, which amounted to $2.8 million, from long-term assets to current assets on our Condensed Consolidated Balance Sheet, where they have been recorded as assets held for sale. As a result of the closing of the Grand Junction facility, we expect its subsequent carrying costs to decline, and following its closing we ceased to record depreciation expense related to this facility, which amounted to $0.6 million per year. See Note 4 to the Condensed Consolidated Financial Statements.

We listed the Grand Junction facility for sale during the first quarter of 2006, and on July 27, 2006 we entered into an agreement to sell the facility for a cash purchase price of $7.3 million, an amount in excess of its net book value. The consummation of this transaction is subject to the satisfaction of certain customary conditions. During the second quarter of 2006, we realized $0.1 million in net proceeds from the sale of certain personal property associated with this facility that we no longer needed for our operations. Based upon and assuming the completion of these transactions, we expect to realize an amount from the disposition of the Grand Junction facility and its related assets in excess of their net book value and in excess of the $3.6 million remaining outstanding balance of the industrial development bonds covering the facility. See Note 7 to the Condensed Consolidated Financial Statements.

Conversion of Series B convertible preferred stock

On June 8, 2006, following a conditional call for redemption that we issued on May 8, 2006, all of our then outstanding Series B Convertible Preferred Stock was converted by its holders into 2,639,772 shares of Common Stock, including 23,256 shares of Common Stock covering accrued and unpaid dividends to June 8, 2006. Following this conversion, the Company filed a certificate of elimination with the Delaware Secretary of State eliminating the Series B Convertible Preferred Stock from the Company’s certificate of incorporation and restoring the shares of preferred stock previously covered by the certificate of designations of the Series B Convertible Preferred Stock to the status of authorized but unissued shares of preferred stock. See Note 8 to the Condensed Consolidated Financial Statements.

During the second quarter of 2006, we recognized $1.0 million of dividend cost, including $0.9 million of non-cash cost associated with the write-off of the initial offering costs that remained unaccreted as of June 8, 2006 and dividends accrued from May 5 to June 8, 2006. As a consequence of the conversion of the Series B Convertible Preferred Stock, commencing with the third quarter of 2006, we will no longer record $0.4 million of quarterly dividend cost with respect to the Series B Convertible Preferred Stock.

New alliances and products

During the first six months of 2006, we announced several new alliances, including:

•        We entered into an agreement with Symyx Technologies, Inc. early in the second quarter pursuant to which we are working together to discover and commercialize advanced materials for use in our rapid prototyping and rapid manufacturing solutions. As we move forward with this research and development project, we will fund up to $2.4 million of research by Symyx over a two-year period, and we expect Symyx to develop new materials’ formulations that we anticipate will be made available to our customers for specialized rapid prototyping applications as well as rapid manufacturing applications.

•        During the second quarter, we entered into agreements in principle with two outside service providers to broaden our ability to provide service to our stereolithography and selective laser sintering customers.

•        During the first quarter, we reached an agreement in principle with DSM Somos to cross-license certain patents and other intellectual property related to stereolithography materials.

•        During the first quarter, we announced a strategic collaboration with Materialise, one of the leaders in software industry’s development for rapid prototyping and manufacturing, to distribute jointly their Magics product line worldwide.

In addition, since the beginning of 2006, we have announced several new products, including:

•        A 30% faster model of our InVision® LD 3-D printer;

•        A new dental lab system, the InVision® DP (Dental Professional), which is capable of producing castable wax-ups for dental copings and bridges;

•        A new suite of software, 3DView™, 3DManage™ and 3DPrint™, for our stereolithography systems, selective laser sintering systems and InVision® 3-D printers that we expect to provide numerous productivity and cost-saving benefits to our customers;

•        Accura® 60 Plastic, a new stereolithography material that simulates the look and feel of molded polycarbonate; and

•        New VisiJet® LD100 materials in two new colors, red and blue.

Revenue from sales of the new products discussed above did not have a material impact on our operating results for the second quarter or the first six months of 2006.

Summary of operating results

Primarily as a result of the disruptions that we experienced in the second quarter from the implementation of our ERP system and the outsourcing of our logistics and warehousing activities discussed above but cushioned by our stronger performance in the first quarter of 2006:

•        Consolidated revenue decreased 14.6% in the second quarter of 2006 and 2.7% in the first six months of 2006 compared to the respective 2005 periods;

•        Revenue from systems and other products decreased 35.1% in the second quarter and 8.9% in the first six months of 2006 compared with the prior-year periods;

•        Revenue from services decreased 16.8% in the second quarter and 12.7% in the first six months of 2006 compared to the 2005 periods; and

•        Revenue decreased in each geographic area in which we conduct business in the second quarter of 2006 compared to the 2005 quarter.

In addition, for the second quarter of 2006:

•        we recorded a $7.9 million loss from operations compared to $1.7 million of income from operations in the second quarter of 2005; and

•        we recorded an $8.9 million net loss available to common stockholders compared to $0.9 million of net income available to common stockholders in the 2005 period.

And for the first six months of 2006:

•       we recorded an $8.7 million loss from operations compared to $3.4 million of operating income in the first six months of 2005; and

•       we recorded a $10.2 million net loss available to common stockholders compared to $1.6 million of net income available to common stockholders in the 2005 period.

Results of Operations

Table 1 below sets forth, for the periods indicated, revenue and percentages of revenue by class of product and service.

Table 1

	Three months ended June 30,				Six months ended June 30,
	2006		2005		2006		2005
	(dollars in thousands)
Systems and other products	$7,638	27.3%	$11,763	35.9%	$19,973	32.5%	$21,916	34.7%
Materials	11,932	42.6	10,894	33.2	23,813	38.7	20,987	33.2
Services	8,414	30.1	10,112	30.9	17,725	28.8	20,298	32.1
Consolidated revenue	$27,984	100.0%	$32,769	100.0%	$61,511	100.0%	$63,201	100.0%

Consolidated revenue

As discussed above, the principal factors affecting our consolidated revenue in the second quarter of 2006 compared with the 2005 quarter were the disruptions arising from the ERP system implementation and the outsourcing of our logistics and warehousing activities and the growth challenges that we incurred as a result of our recent new systems introductions that led to, among other things, shortages of parts resulting in loss of parts’ revenue, higher costs of goods sold and delayed shipments of finished products. These factors overshadowed in the second quarter of 2006 the factors that normally affect our consolidated revenue, including changes in new product revenue, the combined effect of changes in product mix and average selling prices, and the effect of foreign currency translation. Revenue from legacy products continued to decline in the second quarter and the first six months of 2006, consistent with its past trend, but revenue from new products failed to keep pace with its prior pace of growth in the second quarter of 2006.

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

For the second quarter of 2006, our consolidated revenue decreased 14.6% to $28.0 million from $32.8 million for the second quarter of 2005. This decrease was primarily due to the disruptions and challenges discussed above. Sales of new products and services introduced since the latter part of 2003 increased by $1.3 million to $8.6 million in the second quarter of 2006, representing approximately one-third of revenue for the quarter.

For the first six months of 2006, our consolidated revenue decreased 2.7% to $61.5 million from $63.2 million for the first six months of 2005. This decrease was primarily due to the disruptions and challenges that affected the second quarter discussed above and was partially offset by our revenue growth in the first quarter of 2006. Sales of new products and services introduced since the latter part of 2003 increased by

$6.6 million to $20.2 million in the first six months of 2006, representing approximately one-third of revenue for the six-month period.

Changes in Revenue in the Quarterly Periods.   The components of the $4.8 million decline in revenue by class of product and service for the second quarter of 2006 are shown in Table 2, together with the corresponding percentage of that change compared to the 2005 level of revenue for that product or service.

Table 2

	Systems and						Net Change in
	Other						Consolidated
	Products		Materials		Services		Revenue
	(dollars in thousands)
Volume—Core products and services	$(4,228)	(35.9)%	$24	0.2%	$(1,628)	(16.1)%	$(5,832)	(17.8)%
Volume—New products	617	5.2	756	6.9	(23)	(0.2)	1,350	4.1
Price/mix	(511)	(4.3)	408	3.7	—	—	(103)	(0.3)
Foreign currency translation	(3)	0.0	(150)	(1.4)	(47)	(0.5)	(200)	(0.6)
Net change in consolidated revenue	$(4,125)	(35.1)%	$1,038	9.5%	$(1,698)	(16.8)%	$(4,785)	(14.6)%

As set forth in Tables 1 and 2:

•       Revenue from systems and other products decreased by 35.1% to $7.6 million in the second quarter of 2006 from $11.8 million in the second quarter of 2005. Revenue from systems and other products was 27.3% and 35.9% of consolidated revenue for the second quarters of 2006 and 2005, respectively.

The decrease in revenue from systems and other products was primarily due to a $4.2 million decrease in unit volume of our mature systems and the low increase in unit volume of our new systems that we believe were due primarily to the disruptions discussed above, which significantly impacted our ability to place, process and fill customer orders in the ordinary course. Price and mix effects and foreign currency translation had a lesser negative effect on revenue from systems in the second quarter of 2006.

•       Revenue from materials increased 9.5% to $11.9 million for the second quarter of 2006 from $10.9 million for the second quarter of 2005. Revenue from materials was 42.6% and 33.2% of consolidated revenue for the second quarters of 2006 and 2005, respectively.

The increase in revenue from materials was primarily due to a $0.8 million increase in unit sales of new products and to the $0.4 million favorable effect of combined price and mix, partially offset by a $0.2 million decline from the effect of foreign currency translation.

•       Revenue from services decreased 16.8% to $8.4 million for the second quarter of 2006 from $10.1 million for the second quarter of 2005. Revenue from services represented 30.1% and 30.9% of consolidated revenue for the second quarter of 2006 and 2005, respectively.

The decrease in revenue from services was principally due to a $1.6 million net decrease in unit volume, which we believe is primarily attributable to the disruptions and challenges discussed above.

In the ordinary course, orders and sales for our systems tend to fluctuate on a quarterly basis as a result of a number of factors, including the types of systems ordered by customers, customer acceptance of newly introduced products, the timing of product orders and shipments, global economic conditions and fluctuations in foreign exchange rates. Our customers generally purchase our systems as capital equipment items, and their purchasing decisions may have a long lead-time. Due to the relatively high list price of certain systems and the overall low unit volume of sales in any particular period, the acceleration or delay of orders and shipments of a small number of systems from one period to another can significantly affect revenue reported for our systems’ sales for the period involved. Revenue reported for systems’ sales in any particular period is also affected by revenue recognition rules prescribed by generally accepted accounting principles.

Backlog has historically not been a significant factor in our business, reflecting our relatively short production and delivery lead times. However, we had approximately $9.8 million of booked orders outstanding at June 30, 2006, primarily for systems and materials, all of which we expect to ship in 2006. This unusually high order backlog includes approximately $8.3 million of orders that we believe primarily reflects the supply chain, ERP system and other disruptions that we encountered during the second quarter, which significantly impaired our ability to place, process and fill customer orders, as discussed in “Recent Developments” above and in “Item 4—Controls and Procedures” below. We also expect our gross profit margins to return to more normal levels as these disruptions are resolved.

Since the beginning of the third quarter, the corrective action plan that we have implemented enabled us to process and ship the majority of the new order backlog we had at the end of the second quarter of 2006. Although there can be no assurance that all of the remaining outstanding orders ultimately will result in sales to and revenue from customers, we believe that our second-quarter backlog and our progress in shipping it suggests, first, that the demand for our products and services remains strong and, but for the disruptions that we experienced during the second quarter in filling customer orders, would have contributed to a significantly better second quarter than we experienced and, second, that we are making real progress in correcting these disruptions.

Changes in Revenue in the Six-Month Period.   As shown in the following Table 3, the $1.7 million decrease in consolidated revenue for the first six months of 2006 was lower than the decrease for the second quarter of 2006, primarily due to our increase in revenue in the first quarter of 2006. After giving effect to net changes in unit volume in the first six months of 2006 and the favorable $1.3 million price-mix effect in that period, most of the six-month decline in revenue was due to the $1.5 million adverse effect of foreign currency translation, most of which arose in the first quarter of 2006.

Sales of new products and services introduced since the latter part of 2003 increased by $6.7 million to $20.2 million in the first six months of 2006. Foreign currency translation had an unfavorable $1.5 million impact on consolidated revenue for the first six months of 2006 due to the strengthening of foreign currencies compared to the U.S. dollar on a period-to-period basis. The partially offsetting effect of product mix and average selling prices on revenue from systems and other products in the six-month period was primarily due to favorable price and mix effects from sales of materials that were partially offset by unfavorable price and mix effects from the sale of systems.

Table 3

	Systems and						Net Change in
	Other						Consolidated
	Products		Materials		Services		Revenue
	(dollars in thousands)
Volume—Core products and services	$(5,306)	(24.2)%	$(495)	(2.4)%	$(2,291)	(11.3)%	$(8,092)	(12.8)%
Volume—New products	4,233	19.3	2,303	11.0	129	0.6	6,665	10.5
Price/mix	(490)	(2.2)	1,744	8.3	—	—	1,254	2.0
Foreign currency translation	(380)	(1.7)	(726)	(3.5)	(411)	(2.0)	(1,517)	(2.4)
Net change in consolidated revenue	$(1,943)	(8.9)%	$2,826	13.5%	$(2,573)	(12.7)%	$(1,690)	(2.7)%

As set forth in Tables 1 and 3:

•       Revenue from systems and other products decreased 8.9% to $20.0 million in the first six months of 2006 from $21.9 million in the first six months of 2005. Revenue from systems and other products was 32.5% and 34.7% of consolidated revenue for the first six months of 2006 and 2005, respectively.

The $1.9 million decrease in revenue from systems and other products reflects the second-quarter disruptions discussed above and was primarily due to $5.3 million of unit volume decreases from our core products, $0.4 million of unfavorable foreign currency translation effects, and $0.5 million of combined unfavorable price/mix effects, partially offset by unit volume increases from our newer systems.

•       Revenue from materials increased 13.5% to $23.8 million for the first six months of 2006 from $21.0 million for the first six months of 2005. Revenue from materials represented 38.7% and 33.2% of consolidated revenue for the first six months of 2006 and 2005, respectively.

The $2.8 million increase in revenue from materials was primarily due to $2.3 million arising from higher unit sales of new products and $1.7 million of favorable price and mix effects partially offset by a $0.7 million unfavorable effect of foreign currency translation and a $0.5 million decline in core product unit volume.

•       Revenue from services decreased 12.7% to $17.7 million for the first six months of 2006 from $20.3 million for the first six months of 2005. Revenue from services represented 28.8% and 32.1% of consolidated revenue for the first six months of 2006 and 2005, respectively.

The decrease in revenue from services was principally due to the disruptions and challenges discussed above and included $2.3 million of lower unit volume and a net $0.4 million unfavorable effect of foreign currency translation.

Revenue by geographic region

Primarily as a result of the disruptions discussed above and the resulting decline in unit volume, our revenue declined in each geographic area in which we conduct business during the second quarter of 2006. For the first six months of 2006, an increase in revenue in the U.S., reflecting stronger performance in that region in the first quarter of 2006, was more than offset by a decrease in revenue in Europe and the Asia-Pacific region. Revenue by geographic area in which we operate is shown in Table 4.

Table 4

	Three months ended June 30,				Six months ended June 30,
	2006		2005		2006		2005
	(dollars in thousands)
U.S. operations	$12,840	45.9%	$15,059	46.0%	$31,119	50.6%	$29,312	46.4%
European operations	10,401	37.2	12,869	39.3	21,512	35.0	24,016	38.0
Asia-Pacific operations	4,743	16.9	4,841	14.7	8,880	14.4	9,873	15.6
Consolidated revenue	$27,984	100.0%	$32,769	100.0%	$61,511	100.0%	$63,201	100.0%

Changes in Revenue in the Quarterly Periods.   The components of the changes in revenue by geographic region for the second quarter of 2006 are shown in Table 5, together with the corresponding percentage of that change compared to the level of revenue for the corresponding 2005 period for that geographic area.

Table 5

Net Change in
Consolidated
U.S.	Europe	Asia-Pacific	Revenue
(dollars in thousands)
Volume	$(2,168)	(14.4)%	$(2,148)	(16.7)%	$(166)	(3.4)%	$(4,482)	(13.7)%
Price/mix	(50)	(0.3)	(334)	(2.6)	281	5.8	(103)	(0.3)
Foreign currency translation	—	—	13	0.1	(213)	(4.4)	(200)	(0.6)
Net change in consolidated revenue	$(2,218)	(14.7)%	$(2,469)	(19.2)%	$(98)	(2.0)%	$(4,785)	(14.6)%

On a consolidated geographic basis, our $4.8 million decrease in revenue in the second quarter of 2006 resulted from $4.5 million of lower volume, $0.1 million from the unfavorable combined effect of price and mix and $0.2 million from the unfavorable effect of foreign currency translation.

As set forth in Tables 4 and 5:

•       Revenue from U.S. operations decreased by 14.7% to $12.8 million for the second quarter of 2006 from $15.1 million for the second quarter of 2005. This decrease was primarily due to lower unit volume that we believe was primarily due to the disruptions discussed above. Revenue from U.S. operations was 45.9% and 46.0% of consolidated revenue for the second quarters of 2006 and 2005, respectively.

•       Revenue from operations outside the U.S. decreased by 14.5% to $15.1 million in the second quarter of 2006 from $17.7 million in the 2005 quarter but increased to 54.3% of consolidated revenue for the second quarter of 2006 from 54.0% of consolidated revenue for the second quarter of 2005, reflecting the effect of the lower growth in revenue in the U.S. Excluding the favorable effect of foreign currency translation, revenue from operations outside the U.S. would have been 62.8% of consolidated revenue for the second quarter of 2006.

•       Revenue from European operations decreased by $2.5 million or 19.2% to $10.4 million for the second quarter of 2006 from $12.9 million for the second quarter of 2005. This decrease was due to lower unit volume and the combined effect of price and mix, partially offset to an immaterial extent by the favorable effect of foreign currency translation. European revenue was 37.2% and 39.3% of consolidated revenue for the second quarters of 2006 and 2005, respectively.

•       Revenue from Asia-Pacific operations decreased 2.0% to $4.7 million for the second quarter from $4.8 million for the second quarter of 2005. This decrease resulted primarily from lower unit volume and the unfavorable effects of foreign currency translation, partially offset by the combined effect of price and mix. Asia-Pacific revenue represented 16.9% and 14.7% of consolidated revenue for the second quarters of 2006 and 2005, respectively.

Changes in Revenue in the Six-Month Periods.   The components of the $1.7 million decrease in revenue as they relate to geographic region for the first six months of 2006 are shown in Table 6, together with the corresponding percentage of that change compared to the level of revenue for the corresponding period of the prior year for that geographic area.

Table 6

	U.S.		Europe		Asia-Pacific		Net Change in Consolidated Revenue
	(dollars in thousands)
Volume	$765	2.6%	$(1,465)	(6.1)%	$(727)	(7.4)%	$(1,427)	(2.3)%
Price/mix	1,042	3.6	(64)	(0.3)	276	2.8	1,254	2.0
Foreign currency translation	—	—	(975)	(4.1)	(542)	(5.5)	(1,517)	(2.4)
Net change in consolidated revenue	$1,807	6.2%	$(2,504)	(10.4)%	$(993)	(10.1)%	$(1,690)	(2.7)%

As set forth in Tables 4 and 6:

•       Revenue from U.S. operations increased by $1.8 million or 6.2% to $31.1 million for the first six months of 2006 from $29.3 million for the first six months of 2005. The growth in revenue from U.S. operations was primarily due to higher unit volume and the combined effect of price and mix derived from first-quarter operating results. Revenue from U.S. operations represented 50.6% and 46.4% of consolidated revenue for the first six months of 2006 and 2005, respectively.

•       Revenue from operations outside the U.S. decreased by $3.5 million or 10.3% to $30.4 million for the first six months of 2006 from $33.9 million for the first six months of 2005 and decreased to 49.5% of consolidated revenue for the first six months of 2006 from 53.6% of consolidated revenue for the first six months of 2005, reflecting the effect of the higher growth in revenue in the U.S. Excluding the $1.5 million unfavorable effect of foreign currency translation, revenue from operations outside the U.S. would have decreased 5.3% for the first six months of 2006 compared to the first six months of 2005 and would have been 53.6% of consolidated revenue for the first six months of 2006.

•       Revenue from European operations decreased by $2.5 million or 10.4% to $21.5 million for the first six months of 2005 from $24.0 million for the first six months of 2004. This decrease was primarily due to lower unit volume and the unfavorable effect of foreign currency translation. European revenue represented 35.0% and 38.0% of consolidated revenue for the first six months of 2006 and 2005, respectively.

•       Revenue from Asia-Pacific operations decreased by $1.0 million or 10.1% to $8.9 million for the first six months of 2006 from $9.9 million for the first six months of 2005. This decrease in revenue resulted primarily from lower unit volume and the unfavorable effect of foreign currency translation, partially offset by the favorable combined effect of price and mix. Asia-Pacific revenue represented 14.4% and 15.6% of consolidated revenue for the first six months of 2006 and 2005, respectively.

Costs and margins

As shown in Table 7 below, gross profit declined for both the second quarter and first six months of 2006 compared to the respective 2005 periods. Gross profit margin declined by 14.9 percentage points in the second quarter compared to the second quarter of 2005 and by 7.4 percentage points in the first six months of 2006 compared to the 2005 period. This decline was due to the combined effects of our lower revenue, the ERP system, supply chain and logistics disruptions that we encountered in the second quarter of 2006 and special accommodations that we extended to certain customers whose orders for our products or services or for repairs to systems were delayed by the disruptions we encountered with our ERP system and our logistics activities or who encountered stability issues with their equipment installations that we were not able to quickly address as a result of resource constraints on our service organization. The decline in gross profit margin also includes the $0.4 million difference in inventory value discussed in “—ERP Implementation” above that is included in cost of sales for the second quarter of 2006.

Table 7

	Three months ended June 30,				Six months ended June 30,
	2006		2005		2006		2005
	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue
	(dollars in thousands)
Products	$6,455	33.0%	$10,426	46.0%	$18,145	41.4%	$20,374	47.5%
Services	1,616	19.2%	3,919	38.8%	3,941	22.2%	6,976	34.4%
Total	$8,071	28.9%	$14,345	43.8%	$22,086	35.9%	$27,350	43.3%

Second Quarter Comparison.   For the second quarter of 2006, cost of sales increased 8.1% to $19.9 million from $18.4 million for the 2005 quarter, representing 71.1% and 56.2% of consolidated revenue for the respective periods. Foreign currency transaction items had a $0.2 million unfavorable effect on cost of sales compared with the 2005 quarter. Gross profit decreased to $8.1 million from $14.3 million representing 28.9% and 43.8% of total revenue for the 2006 and 2005 second quarters, respectively.

Our gross profit margin on products decreased to 33.0% in the second quarter of 2006 from 46.0% for the second quarter of 2005. The dramatic decrease in margins reflects higher warranty expense as a result of the $0.4 million difference in inventory value that we charged to cost of goods sold discussed above, the ERP system and logistics disruptions, the equipment stability issues discussed above and higher freight costs. Margins were also negatively impacted by lower revenue from higher margin systems.

Gross profit margin on services decreased to 19.2% of consolidated service revenue for the second quarter of 2006 from 38.8% of consolidated service revenue for the second quarter of 2005. Service margins continued to be impacted by the strains on field service resources related to installation, service and training that resulted in foregone service revenue from time and materials service activities. Service margins were also impacted by the lower sales of upgrades for older legacy systems, some of which we have previously announced that we would no longer support.

Six Month Comparison.   For the first six months of 2006, cost of sales increased 10.0% to $39.4 million from $35.9 million for the 2005 six-month period, representing 64.1% and 56.7% of consolidated revenue for the respective periods. Foreign currency transaction items had a $1.3 million favorable effect on cost of goods compared with the first six months of 2005. Gross profit decreased to $22.1 million or 35.9% of total revenue for the first six months of 2006 from $27.4 million or 43.3% of total revenue for the 2005 period.

As a result of the factors discussed above, gross profit margin for products decreased in the first six months of 2006 to 41.4% from 47.5% for the first six months of 2005, and gross profit margin on services decreased to 22.2% of consolidated service revenue from 34.4% of consolidated service revenue for the first six months of 2005.

Operating expenses

As shown in Table 8, total operating expenses increased by $3.4 million or 26.7% to $16.0 million in the second quarter of 2006 compared to $12.6 million in the second quarter of 2005 and by $6.7 million or 27.8% to $30.6 million in the first six months of 2006 compared to $24.0 million in the first six months of 2005.

Table 8

	Three months ended June 30,				Six months ended June 30,
	2006		2005		2006		2005
	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue
	(dollars in thousands)
Selling, general and administrative expenses	$10,695	38.2%	$9,900	30.2%	$20,458	33.3%	$18,596	29.4%
Research and development expenses	2,974	10.6	2,701	8.2	6,231	10.1	5,376	8.5
Severance and restructuring costs	2,310	8.3	7	—	3,948	6.4	7	—
Total	$15,979	57.1%	$12,608	38.5%	$30,637	49.8%	$23,979	37.9%

Second Quarter Comparison.   As noted above, operating expenses in the second quarter of 2006 increased $3.4 million, amounting to 57.1 % of revenue in that quarter compared to 38.5% of revenue in the second quarter of 2005. The increase in operating expenses as a percentage of revenue primarily reflects our lower level of revenue in the second quarter of 2006, and the dollar increase in operating expenses was due primarily to $2.3 million of severance and restructuring costs related to the relocation of our headquarters to Rock Hill, South Carolina, which were generally in line with our previously announced expectations, $0.8 million of higher selling, general, and administrative expenses, and $0.3 million of higher research and development expenses, which are discussed in greater detail below.

Six Month Comparison.   As noted above, operating expenses in the first six months of 2006 increased by $6.7 million, amounting to 49.8% of revenue in that period compared to 37.9% of revenue in the first six months of 2005. More than half of that increase related to the severance and restructuring costs referred to above. The increase in the first six months of 2006 was primarily due to:

•       $3.9 million of severance and restructuring costs, which were generally in line with our previously announced expectations;

•       $1.9 million higher selling, general and administrative expenses; and

•       $0.9 million of higher research and development expenses,

which are discussed in greater detail below.

Selling, general and administrative expenses

As shown in Table 8 above, for the second quarter of 2006, selling, general and administrative expenses were $0.8 million higher than those for the second quarter for 2005, and for the first six months of

2006 selling, general and administrative expenses increased 10.0% to $20.5 million from $18.6 million in the first six months of 2005.

Second Quarter Comparison.   The $0.8 million increase in selling, general and administrative expenses in the second quarter of 2006 was due primarily to:

•       $0.4 million of higher consulting expenses;

•       $0.4 million of higher bad debt expense;

•       $0.2 million increase in equity compensation expense arising from our adoption on January 1, 2006 of SFAS No. 123R (see Note 9 to the Condensed Consolidated Financial Statements); and

•       $0.1 million, net of various other expense categories,

partially offset by

•       $0.3 million of lower legal expenses.

Six Month Comparison.   The $1.9 million increase in selling, general and administrative expenses in the first six months of 2006 was due primarily to:

•       $0.7 million of higher consulting expenses;

•       $0.5 million of higher bad debt expense;

•       a $0.4 million increase in equity compensation expense arising from our adoption on January 1, 2006 of SFAS No. 123R (see Note 9 to the Condensed Consolidated Financial Statements);

•  $0.4 million of higher travel expenses; and

•       a variety of other expenses, including expenses associated with the disruptions and growth challenges discussed above,

partially offset by

•       $0.3 million of lower legal costs.

As previously disclosed, beginning on January 1, 2006, we began to expense previously issued equity awards for which service has not been rendered as required by Statement of Financial Accounting Standards (“SFAS”) No. 123R, which relates to the expensing of stock options and certain other equity compensation. As of June 30, 2006, we estimate our maximum expense for subsequent periods related to existing stock options as a result of the adoption of SFAS No. 123R to be approximately $1.1 million, of which $0.5 million (including the $0.4 million recognized in the first six months of 2006) would be recognized for 2006 and the remainder would be recognized for 2007. This projected expense will change if any stock options are granted, which we do not expect to occur, or cancelled prior to the respective reporting periods.

Research and development expenses

Research and development expenses rose 10.1% to $3.0 million in the second quarter of 2006 from $2.7 million in the second quarter of 2005. For the six-month period, such expenses rose 15.9% to $6.2 million in 2006 from $5.4 million in 2005. In both periods, these costs reflect our continued high levels of new product development work. We anticipate that research and development expenses for the full year of 2006, including those expenses for the first six months of 2006, will be in the range of $12.0 to $14.0 million due to increased activity with selected projects, including our agreement with Symyx Technologies, Inc., which we announced early in the second quarter and which is discussed above.

Severance and restructuring costs

Severance and other restructuring costs amounted to $2.3 million in the second quarter of 2006 and $3.9 million in the first six months of 2006. Severance and restructuring costs were nominal in the second quarter and first six months of 2005. These 2006 costs related primarily to costs incurred in connection with our pending relocation to Rock Hill, South Carolina, and they primarily included personnel, relocation and recruiting costs.

We estimate that, during 2006 and including the costs we incurred in the first six months of 2006, the total pretax costs to complete this relocation and consolidation should be in the range of $6.4 million to $8.1 million. This amount includes estimated cash expenditures for moving costs and other costs related to personnel, relocation and recruiting and up to $1.7 million of facility exit costs. These estimated 2006 costs do not include an estimated $0.1 million of non-cash costs related to accelerated amortization and asset impairments that we expect to incur. Included in the range of facility exit costs is an estimate of costs that may be incurred if we encounter delays in disposing of the Grand Junction facility, which we own, closed at the end of April 2006 and agreed in July 2006 to sell, and the Valencia facility, which we lease. We have not adjusted these estimates to reflect the effect of the closing of the Grand Junction facility at the end of April 2006 or the agreement we entered into to sell that facility late in July 2006. However, we believe that those events should not have a material adverse effect on our estimates.

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

Except for the costs incurred through June 30, 2006, all of the foregoing cost estimates and anticipated savings relating to our relocation project are provided solely as estimates. There can be no assurance that our estimates will not change as we proceed with this project, that actual expenditures will not differ from our estimates, or that anticipated savings and efficiencies will be realized.

Income (loss) from operations

As a result of our lower revenue and gross profit and our higher level of operating expenses in the second quarter of 2006, we reported a $7.9 million loss from operations compared to $1.7 million of operating income for the second quarter of 2005.

For the first six months of 2006, we reported an $8.6 million loss from operations, reflecting the operating losses that we reported for both the first and second quarters of 2006, compared to $3.4 million of operating income for the 2005 period.

Depreciation and amortization included in income (loss) from operations was $1.5 million for the three months and $3.0 million for the six months ended June 30, 2006 compared to $1.6 million for the three months and $3.1 million for the six months ended June 30, 2005. We expect annual depreciation and amortization to be in the range of $6.0 to $7.0 million for the full year of 2006 compared to $5.8 for the full year of 2005.

Interest and other expense, net

Interest and other expense, net, which consists primarily of interest income and interest expense, declined to $0.1 million in the second quarter of 2006 from $0.2 million in the second quarter of 2005 and declined to $0.2 million for the first six months of 2006 from $0.5 million for the first six months of 2005.

These declines resulted from higher investment income arising from the investment of our excess cash and cash equivalents in the 2006 periods and $0.1 million of net proceeds in the second quarter of 2006 from the disposition of surplus assets at our Grand Junction facility that partially offset interest expense on our outstanding indebtedness in each period.

Provisions for (benefit of) income taxes

Income taxes were not material in any of the periods included in this Form 10-Q.

Net income (loss) and net income (loss) available to common stockholders

Reflecting our $7.9 million operating loss in the second quarter and the other factors discussed above, we recorded an $7.9 million net loss for the second quarter of 2006 due to the offsetting effect of net interest and other expense and tax benefits, compared to $1.3 million of net income in the 2005 quarter.

Net loss available to common stockholders for the second quarter of 2006 was $8.9 million after giving effect to accrued dividends and accretion of preferred stock issuance costs with respect to our Series B Convertible Preferred Stock. On a per share basis, basic and diluted net loss per share available to the common stockholders in the second quarter was $0.56.

Net income available to common stockholders for the second quarter of 2005 was $0.9 million after giving effect to accrued dividends and accretion of preferred stock issuance costs with respect to the Series B Convertible Preferred Stock. On a per share basis, diluted income per share available to the common stockholders in the second quarter of 2005 was $0.05. The dilutive effect of outstanding stock options was included in diluted income per share in the 2005 period.

As discussed elsewhere in this Form 10-Q, we do not expect to record preferred stock dividend cost in future periods as a result of the conversion of our Series B Convertible Preferred Stock into Common Stock in June 2006. This should reduce dividend cost by $1.6 million per year in future periods.

Liquidity and Capital Resources

Our principal source of liquidity during the second quarter and first six months of 2006 was cash and cash equivalents shown on our consolidated balance sheet.

Working capital

Our net working capital decreased to $37.1 million at June 30, 2006 from $44.2 million at December 31, 2005. The $7.1 million decrease in the 2006 period was primarily the result of:

•       an $11.5 million decrease in cash and cash equivalents that occurred for the reasons discussed below;

•       a $4.6 million increase in accounts payable arising from the timing of payments and disruptions arising out of the ERP implementation;

•       a $3.4 million increase in current installments of long-term debt arising from the reclassification of the outstanding principal amount of the industrial development bonds related to our Grand Junction facility from long-term debt to a current liability in view of our plans to dispose of that facility within the next twelve months;

•       a $1.6 million net decrease in accounts receivable that occurred for the reasons discussed below; and

•       a $1.1 million increase in customer deposits related primarily to delayed shipments during the second quarter of 2006,

that more than offset

•       an $8.7 million increase in inventories that occurred for the reasons discussed below;

•       a $2.8 million increase in assets held for sale arising from the reclassification of the net assets of the Grand Junction facility following its closing on April 28, 2006;

•       a $1.4 million decrease in accrued liabilities primarily reflecting the timing of the accrual and payment of those liabilities in the ordinary course;

•       a $1.2 million decrease in deferred revenue reflecting recognition of maintenance and warranty revenue during the second quarter and delayed shipments of new systems; and

•       a $1.1 million increase in prepaid expenses and other current assets reflecting various statutory tax payments, materials’ purchases, and rental payments for our European operations.

As shown in Table 11 below, the $11.5 million decrease in cash and cash equivalents arose primarily from $8.3 million of cash used in operating activities and $4.2 million of cash used in investing activities in the first six months of 2006, partially offset by $1.3 million of cash generated by financing activities. See “Cash flow” below for a discussion of the factors that affected these items of cash flow in the first six months of 2006.

As discussed elsewhere in this Form 10-Q, we currently expect to realize an amount in excess of the $2.8 million in net assets of the Grand Junction facility after giving effect to the repayment of the $3.6 million of industrial development bonds outstanding with respect to that facility. In this regard, on July 27, 2006, we entered into an agreement to sell that facility for a cash purchase price of $7.3 million, subject to the satisfaction of certain customary conditions.

Components of inventories were as follows:

Table 9

	June 30, 2006	December 31, 2005
	(dollars in thousands)
Raw materials	$609	$2,696
Inventory held by assemblers	946	417
Work in process	58	55
Finished goods	21,003	10,792
	$22,616	$13,960

The higher level of inventory at June 30, 2006 arose from $10.2 million of higher finished goods inventory that we incurred to support our anticipated higher level of sales for the second quarter of 2006, which we did not recognize for the reasons discussed above, and modest increases in inventory held by assemblers and work in process, partially offset by a $2.1 million decline in raw materials’ inventory.  Finished goods inventory also included costs associated with a portion of the $8.3 million of systems, materials and spare parts covered by customer orders that, as discussed elsewhere in this Form 10-Q, we were not able to ship during the second quarter of 2006 due to the disruptions related to our ERP system implementation and supply chain issues discussed above.  The $2.1 million reduction in raw materials inventory reflects our strategy of outsourcing the assembly and refurbishment of our systems to third-party assemblers.

The $8.7 million increase in inventory shown in Table 9 and on the consolidated balance sheets resulted from the cash-flow-related $8.1 million increase in net inventory set forth on the consolidated statement of cash flows and a $0.6 million increase from the favorable effect of foreign currency translation.

In connection with the outsourcing activities that we have entered into with our third-party assemblers, we have sold to them components of our raw materials’ inventory related to those systems.  We record those sales in our financial statements as a product financing arrangement under SFAS No. 49, “Accounting for Product Financing Arrangements.” At June 30, 2006, $0.9 million of the inventory sold to assemblers remained in inventory, and we had a corresponding accrued liability representing our non-contractual obligation to repurchase assembled systems and refurbished parts produced from such inventory.  At June 30, 2006, inventory held by assemblers and our corresponding accrued liability had increased to $0.9 million compared to $0.4 million at December 31, 2005.

With the outsourcing of substantially all of our equipment assembly and refurbishment activities, most of our inventory now consists of finished goods including primarily systems, materials and service parts, as our third-party assemblers have taken over supply-chain responsibility for the assembly and refurbishment of systems.  As a result of our third-party assemblers having assumed supply-chain responsibility for systems’ assembly and refurbishment, we generally no longer hold in inventory most parts for systems’ production or refurbishment. In calculating inventory reserves, we direct our attention to spare parts that we hold in inventory and that we expect to be used over the expected life cycles of the related systems, to inventory related to the blending of our engineered materials and composites and to our ability to sell items that are recorded in finished goods inventory, a large portion of which are new systems.  The $0.1 million reduction in our inventory reserves at June 30, 2006 was primarily due to write-offs of previously reserved inventory.

Our prepaid expenses and other current assets, which amounted to $10.6 million at June 30, 2006 and $9.5 million at December 31, 2005, also include amounts attributable to our arrangements with our outsource suppliers, which amounts affect our working capital. The components of prepaid expenses and other current assets were as set forth in Table 10:

Table 10

	June 30, 2006	December 31, 2005
	(dollars in thousands)
Progress payments to assemblers	$6,140	$5,367
Non-trade receivables	946	1,051
Other	3,494	3,105
Total	$10,580	$9,523

The non-trade receivables shown in Table 10 together with inventory held by assemblers shown in Table 9, and a related accrued liability in an amount that corresponds to the book value of inventory held by assemblers included in accrued liabilities on our balance sheet relate to the accounting for our outsourcing arrangements pursuant to SFAS No. 49. The non-trade receivables shown in Table 10 decreased by $0.1 million from December 31, 2005 to $0.9 million at June 30, 2006 as a result of a decrease in parts that our third-party assemblers purchased from us to complete the assembly of systems.

The decrease in accounts receivable, net resulted from changes in our revenue and collections from period to period. Days sales outstanding (“DSO”) increased to 104 days at June 30, 2006 compared to 69 days at December 31, 2005. Accounts receivable more than 90 days past due were 20.7% of receivables at June 30, 2006 compared to 5.1% of receivables at December 31, 2005. Factors that affected accounts receivable, net in the first six months of 2006 included our lower revenue and the related timing of invoicing and collection, the disruptions that we encountered in the start up of our new ERP system that, among other things, delayed shipments to customers and the invoicing and collection of receivables, and the issues with certain customers related to the stability of their installed systems that are discussed above.

The changes in the first quarter of 2006 in the other items of working capital not discussed above arose in the ordinary course of business. Differences not discussed above between the amounts of working capital item changes in the cash flow statement and the amount of balance sheet changes for those items are primarily the result of foreign currency translation adjustments.

Cash flow

Table 11 summarizes the cash provided by or used in operating activities, investing activities and financing activities, as well as the effect of changes in foreign exchange rates on cash, for the first six months of 2006 and 2005.

Table 11

	Six months ended June 30,
	2006	2005
	(in thousands)
Cash used in operating activities	$(8,297)	$(2,885)
Cash used in investing activities	(4,160)	(1,470)
Cash provided by financing activities	1,277	5,787
Effect of exchange rate changes on cash	(280)	413
Net increase (decrease) in cash and cash equivalents	$(11,460)	$1,845

Cash flow from operations

Our operations used $8.3 million of net cash in the first six months of 2006. This use of cash was generated primarily by our $8.8 million net loss for the period partially offset by $4.1 million of net changes in operating accounts and non-cash items discussed below:

•       a $4.5 million increase in accounts payable;

•       $4.7 million in non-cash depreciation, amortization, equity compensation expense and provisions for bad debts;

•       a $2.2 million net reduction of accounts receivable; and

•       a $1.1 million increase in customer deposits.

partially offset by

•       an $8.1 million increase in inventories;

•       a $1.5 million decrease in deferred revenue;

•       a $1.5 million decrease in accrued liabilities;

•       a $0.2 million increase arising from other operating accounts; and

•       a $1.0 million increase in prepaid expenses and other current assets.

In addition to the reasons for these changes that are discussed in “Working capital” above, cash flow from operations was adversely affected in the second quarter and the first six months of 2006 by the disruptions discussed above from the start up of our ERP system, supply chain activities and outsourcing of our spare parts warehousing and logistics activities that led, among other things, to shortages of parts and delays in both shipping finished products and invoicing our customers. These invoicing and shipping delays reduced our receivables balance, delayed collections from customers and largely accounted for the increase in our finished goods and in-transit inventory. At the same time, we purchased and paid for a large portion of the products that we had planned to sell to our customers, which reduced our available working capital.

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

Cash used for investing activities

We used $4.2 million of net cash for investing activities in the first six months of 2006 compared to $1.5 million in the first six months of 2005, including $3.9 million of capital expenditures. In the first six months of 2006, we also recognized $0.2 million of cash from the net proceeds of sale of property and equipment, primarily related to our Grand Junction facility. In each period, the principal uses of cash for investment purposes were for capital expenditures, patent and license rights and software development costs. The increase in the first six months of 2006 was due to higher levels of capital expenditures in the 2006 period compared to the first six months of 2005.

Capital expenditures were, as noted above, $3.9 million in the first six months of 2006 compared to $0.8 million in the first six months of 2005, primarily for information technology systems and hardware related to the implementation of our ERP system and for capital expenditures related to our corporate headquarters relocation project. As a result of our recent agreement to pay $2.1 million of tenant improvement and change-order costs necessary to complete our new headquarters and R&D facility, we expect our capital expenditures for the full year of 2006 to be in the range of $7.2 million to $8.5 million, of which approximately $4.3 million, which does not include the developer’s cost for construction of the new facility that we have agreed to lease, relates to equipment, furnishings and tenant improvement and change-order costs related to our relocation project.

Cash provided by financing activities

Net cash provided by financing activities in the first six months of 2006 decreased to $1.3 million from $5.8 million in the first six months of 2005. In each period, such cash was provided primarily by the net proceeds of stock option exercises and was offset partially by scheduled payments of principal on our outstanding industrial development bonds and payments of other obligations. The reduction in cash provided by financing activities was due primarily to lower proceeds from stock options, a trend which we expect to continue due to our discontinuation of granting stock options in 2004 and the lower number of stock options currently outstanding.

Liquidity

As discussed above, our principal source of liquidity for the first six months of 2006 was the cash and cash equivalents on our consolidated balance sheet. As noted above, our unrestricted cash and cash equivalents decreased by $11.5 million to $12.6 million at June 30, 2006 from $24.1 million at December 31, 2005 due to $12.5 million of cash used in operating and investing activities, partially offset by cash provided by financing activities.

Outstanding debt

Our outstanding debt at June 30, 2006 and December 31, 2005 was as follows:

Table 12

	June 30, 2006	December 31, 2005
	(dollars in thousands)
Line of credit	$—	$—
Industrial development revenue bonds:
Current portion of long-term debt	3,645	200
Long-term debt, less current portion	—	3,545
Total	3,645	3,745
Subordinated debt:
6% convertible subordinated debentures	22,354	22,604
Total debt	$25,999	$26,349

At June 30, 2006, the carrying value of our total debt had declined by $0.3 million as a result of scheduled principal payments during the first three months of 2006 on our floating-rate industrial development bonds and the conversion of $0.2 million of our 6% convertible subordinated debentures during the second quarter of 2006. At June 30, 2006, $0.2 million of principal payments were due under the industrial development bonds during the next twelve months, and we reclassified the entire outstanding principal amount of that debt as current portion of long-term debt due to our plans to sell the Grand Junction facility. No principal payments are required to be made under our 6% convertible subordinated debentures until their maturity in November 2013. As discussed below, no borrowings were outstanding under our line of credit at June 30, 2006 or December 31, 2005.

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

The facility, as amended, imposes certain limitations on our activities, including limitations on the incurrence of debt and other liens, limitations on the disposition of assets, limitations on the making of certain investments and limitations on the payment of dividends on our Common Stock. The facility also requires us to maintain (a) a quick ratio (as defined in the credit facility) of at least 1.00 as of the end of each calendar quarter and (b) a ratio of total liabilities less subordinated debt to tangible net worth (as each such term is defined in the credit facility) of not more than 2.00 as of December 31, 2005 and at the end of each calendar quarter thereafter. The credit facility also requires that we maintain, on a trailing four-quarter basis, EBITDA (as defined in the credit facility) in an amount not less than  $18 million for certain periods ending on or before December 31, 2005 and $15 million for each test period ended on or after March 31, 2006. We were in compliance with these requirements at December 31, 2005, and, except for non-compliance with the minimum EBITDA covenant, which was waived by the Bank pursuant to a waiver letter dated August 11, 2006, we were in compliance at June 30, 2006.

At June 30, 2006 and December 31, 2005, we had $1.7 million of foreign exchange forward contracts outstanding with Silicon Valley Bank. See Note 6 to the Condensed Consolidated Financial Statements. No borrowings or letters of credit were outstanding under this facility at either June 30, 2006 or December 31, 2005, and we do not currently expect to borrow under this credit facility.

Industrial development bonds

Our Grand Junction, Colorado facility was financed by industrial development bonds in the original aggregate principal amount of $4.9 million. At June 30, 2006, the outstanding principal amount of these bonds was $3.6 million. Interest on the bonds accrues at a variable rate of interest and is payable monthly. The interest rate at June 30, 2006 was 3.2%. Principal payments are due in semi-annual installments through August 2016. We have made all scheduled payments of principal and interest on these bonds. The bonds are collateralized by, among other things, a first mortgage on the facility, a security interest in certain equipment and an irrevocable letter of credit issued by Wells Fargo Bank, N.A. pursuant to the terms of a reimbursement agreement between us and Wells Fargo. We are required to pay an annual letter of credit fee equal to 1% of the stated amount of the letter of credit.

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

The reimbursement agreement, as amended, contains financial covenants that require, among other things, that we maintain a minimum tangible net worth (as defined in the reimbursement agreement) of $23.0 million plus 50% of net income from July 1, 2001 forward and a fixed-charge coverage ratio (as defined in the reimbursement agreement) of no less than 1.25. We are required to demonstrate our compliance with these financial covenants as of the end of each calendar quarter. We were in compliance with these financial covenants as of June 30, 2006 and December 31, 2005.

As discussed above, we ceased operations at our Grand Junction facility at the end of April 2006, and entered into an agreement on July 27, 2006 to sell the facility subject to satisfaction of certain customary conditions. At the time we sell the facility, we expect to either pay off these bonds or, with the approval of Wells Fargo, have them assumed by a qualified buyer. Accordingly, at June 30, 2006, we reclassified these bonds from long-term debt to current installments of long-term debt. See Note 4 to the Condensed

Consolidated Financial Statements. Once our obligations under these bonds have been satisfied, we expect the restricted cash referred to above to be released to us.

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

The debentures are subordinated in right of payment to senior indebtedness (as defined). At the time the debentures were issued, we granted registration rights to the purchasers of the debentures pursuant to which, subject to certain terms and conditions, we agreed to file a registration statement to register for resale under the Securities Act, the shares of Common Stock into which the debentures are convertible. The conditions to our obligation to file such registration statement have not yet been satisfied, and no such registration statement is currently pending.

Derivative financial instruments

As of June 30, 2006, we had entered into forward currency contracts related to our future liabilities for purchases of inventory from third parties and amounts due under accounts receivable from customers. These contracts are denominated in Swiss francs, euros and pounds sterling. At June 30, 2006, the notional amount of these contracts at their respective settlement dates amounted to approximately $10.9 million. The notional amount of the contracts related to purchases aggregated approximately CHF 2.2 million (equivalent to approximately $1.7 million at settlement date.)  The respective notional amounts of the contracts related to accounts receivable at June 30, 2006 aggregated approximately euro 3.3 million (equivalent to approximately $4.2 million at settlement date), approximately pounds sterling 0.6 million (equivalent to approximately $1.0 million at settlement date) and approximately Japanese yen 460 million (equivalent to approximately $4.0 million at settlement date.)

Series B convertible preferred stock

On June 8, 2006, following a conditional call for redemption that we issued on May 8, 2006, all of our then outstanding Series B Convertible Preferred Stock was converted by its holders into 2,639,772 shares of Common Stock, including 23,256 shares of Common Stock covering accrued and unpaid dividends to June 8, 2006. During the second quarter of 2006, we recognized $1.0 million of dividend cost, including approximately $0.6 million associated with the write-off of initial offering costs that remained unaccreted as of June 8, 2006. As a consequence of the conversion of the Series B Convertible Preferred Stock, commencing with the second quarter of 2006, we will no longer record approximately $0.4 million of quarterly dividend cost with respect to the convertible preferred stock. Following this conversion, we filed a certificate of elimination with the Delaware Secretary of State eliminating the Series B Convertible Preferred Stock from our certificate of incorporation and restoring the shares of preferred stock previously covered by the certificate of designations of the Series B Convertible Preferred Stock to the status of authorized but unissued shares of preferred stock.

On May 5, 2003, we privately placed approximately 2.6 million shares of Series B Convertible Preferred Stock at a price of $6.00 per share with institutional and accredited investors. Net proceeds of this offering were approximately $15.2 million after deducting approximately $0.6 million of offering expenses. We recorded the offering expenses as a reduction to the face value of the redeemable preferred stock, and such expenses were being accreted as dividends over ten years. The Series B Convertible Preferred Stock accrued dividends, on a cumulative basis, at $0.60 per share each year while it remained outstanding. Prior to May 6, 2004, the cumulative dividend rate was $0.48 per share per year. Dividends were paid semi-annually on May 5 and November 5 of each year while these shares remained outstanding. The Series B Convertible Preferred Stock was convertible at any time at the option of the holders on a share-for-share basis into shares of our Common Stock, plus the amount of accrued and unpaid dividends on the shares converted.

Stockholders’ equity

Stockholders’ equity increased 15.4% to $80.2 million at June 30, 2006 from $69.5 million at December 31, 2005. This increase resulted from the $17.1 million increase in Common Stock and additional paid-in capital arising primarily from the conversion of the Series B Preferred Stock to Common Stock, net proceeds from the exercise of stock options, and the fair market value of restricted stock granted in the 2006 period, partially offset by our $10.2 million net loss available to common stockholders for the first six months of 2006.

Critical Accounting Policies and Significant Estimates

For a discussion of our critical accounting policies and estimates, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2005.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that we recognize the impact of a tax position in our financial statements if that position is more likely than not of being sustained on audit, based on technical merits of this position. The provisions of FIN 48 become effective as of January 1, 2007, with any cumulative effect of the change in accounting principle to be recorded as an adjustment to our accumulated earnings (loss) at that date. We are currently evaluating the impact of adopting FIN 48 on our financial statements, and we currently believe that such adoption should not be material to us.

In February 2006, FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments—An Amendment of FASB Statements No. 133 and 140. This statement allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair-value basis. This statement is effective for instruments that are acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We believe that SFAS No. 155 will not have a material effect on our results of operations or consolidated financial position.

In March 2006, FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets—An Amendment of FASB Statement No. 140. This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract. We do not engage in these activities, and therefore we believe that this statement will not have a material effect on our results of operations or consolidated financial position.

Forward-Looking Statements

Certain statements made in this Form 10-Q that are not statements of historical or current facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from historical results or from any future results expressed or implied by such forward-looking statements.

In addition to statements that explicitly describe such risks and uncertainties, readers are urged to consider statements in future or conditional tenses or that include terms such as “believes,” “belief,” “expects,” “estimates,” “intends,” “anticipates” or “plans” to be uncertain and forward-looking. Forward-looking statements may include comments as to our beliefs and expectations as to future events and trends affecting our business. Forward-looking statements are based upon management’s current expectations concerning future events and trends and are necessarily subject to uncertainties, many of which are outside of our control. The factors stated under the heading “Cautionary Statements and Risk Factors” set forth below and those described in Item 1A of Part II of this Form 10-Q and our other SEC reports, including our Form 10-K for the year ended December 31, 2005, as well as other factors, could cause actual results to differ materially from those reflected or predicted in forward-looking statements.

Any forward-looking statements are based on management’s beliefs and assumptions, using information currently available to us. We assume no obligation, and do not intend to update these forward-looking statements.

If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from those reflected in or suggested by forward-looking statements. Any forward-looking statement you read in this Quarterly Report on Form 10-Q reflects our current views with respect to future events and is subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity. All subsequent written and oral forward-looking statements attributable to us or individuals acting on our behalf are expressly qualified in their entirety by this paragraph. You should specifically consider the factors identified or referred to in this Form 10-Q and our other SEC reports, including our Annual Report on Form 10-K for the year ended December 31, 2005, which would cause actual results to differ from those referred to in forward-looking statements.

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

•       our ability to successfully consolidate operations from several locations into our new worldwide headquarters in Rock Hill, South Carolina and to achieve the costs-savings expected from such relocation and consolidation;

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

•       successful transition of all of our inventory management and distribution functions to a new third-party service provider and the risk that these third-party providers may not perform in a satisfactory manner;

•       our ability to successfully transition to, implement and operate our new corporate-wide ERP system;

•       our ability to successfully centralize and transition to a new shared service center which will centralize most administrative functions for all of our European subsidiaries;

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

For a more detailed discussion of such risks and uncertainties, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Cautionary Statements and Risk Factors” in

our Annual Report on Form 10-K for the year ended December 31, 2005, and the risk factors noted in our other SEC filings and in Item 1A—“Risk Factors” in Part II of this Form 10-Q.

Except as required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Item 3.                        Quantitative and Qualitative Disclosures About Market Risk

For a discussion of market risks at December 31, 2005, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. During the second quarter of 2006, there were no material changes or developments that would materially alter the market risk assessment performed as of December 31, 2005, except as discussed in the following paragraph.

The Company and its subsidiaries conduct business in various countries using both its functional currencies and other currencies to effect cross border transactions. As a result, we and our subsidiaries are subject to the risk that fluctuations in foreign exchange rates between the dates that those transactions are entered into and their respective settlement dates will result in a foreign exchange gain or loss. When practicable, we endeavor to match assets and liabilities in the same currency on its balance sheet and those of our subsidiaries in order to reduce these risks. We also, when we consider it to be appropriate, enter into foreign currency contracts to hedge exposures arising from those transactions. We have not adopted hedge accounting under SFAS No. 133, “Accounting for Derivatives and Hedging Activities,” as amended by SFAS No. 137 and SFAS No. 138, and all gains and losses (realized or unrealized) are recognized in cost of sales in the Condensed Consolidated Statements of Operations. At June 30, 2006, the notional amount of these contracts at their respective settlement dates amounted to approximately $10.9 million and related primarily to purchases of inventory from third parties and amounts due under accounts receivable from customers. The notional amount of the contracts related to purchases aggregated approximately CHF 2.2 million (equivalent to approximately $1.7 million at settlement date). The respective notional amounts of the contracts related to accounts receivable at June 30, 2006 aggregated approximately euro 3.3 million (equivalent to approximately $4.2 million at settlement date), approximately pounds sterling 0.6 million (equivalent to approximately $1.0 million at settlement date) and approximately Japanese yen 460 million (equivalent to approximately $4.0 million at settlement date).

Item 4.                        Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act.”)) pursuant to Rules 13a-15 and 15d-15 under the Exchange Act.

As a result of our evaluation of our disclosure controls and procedures, the amount of time that we required to complete reconciling and compiling our financial records for the second quarter of 2006 and the additional confirmatory transaction reviews and control activities discussed below, we identified control deficiencies (a) in our procedures for reconciling and compiling our books for the second quarter of 2006 and (b) in our procedures for accounting for inventory that we believe constitute individually or in the aggregate a material weakness (as defined in Auditing Standard No. 2 of the PCAOB) with respect to those matters.

A “material weakness” is defined as a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. A “significant deficiency” is a control deficiency, or combination of control deficiencies, that adversely affects a company’s ability to initiate, authorize, record, process or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the annual or interim financial statements that is more than inconsequential will not be prevented or detected.

In preparing our financial statements and in reviewing the effectiveness of the design and operation of our disclosure controls and procedures for the three-month and six-month periods ended June 30, 2006, we performed additional detailed transaction reviews and control activities in connection with reconciling and compiling our financial records for the second quarter of 2006. These reviews and procedures were undertaken in order to confirm that our financial statements for the three months and six months ended June 30, 2006 are prepared in accordance with generally accepted accounting principles, fairly presented and free of material errors.

Based on our review of inventory accounting matters, physical inventories undertaken to confirm the accuracy of inventory data imported or input into the new ERP system and other analytical procedures, we identified a difference in the inventory values recorded in the legacy systems as a result of which they were in excess of those included in the ERP system.  We conducted extensive confirmatory data integrity checks and physical inventories that enabled us to reconcile many of these differences, and we recorded the remaining $0.4 million difference in cost of sales for the second quarter and first six months of 2006.  See Management’s Discussion and Analysis of Financial Condition and Results of Operations above. We have determined that this discrepancy resulted from three fundamental sources:

•       insufficient planning and execution of the conversion from our legacy systems to the new ERP system;

•       errors or corruption in the data migrated from our legacy accounting systems to the new ERP system; and

•       data that was missing from, and errors in inputting data into, the new ERP system.

In addition, as a result of the significant operational difficulties that we encountered in taking, processing and filling orders on the new ERP system during the second quarter, there were a limited number of product orders and shipments that were processed outside of the ERP system that further contributed to the inventory value discrepancies we identified. In some cases, due to logistical constraints, orders were also shipped directly from our third-party suppliers to the end users, without recording the transactions in the records of our normal outside logistics and warehousing provider. These actions were undertaken in order to meet our customers’ needs and to seek to limit the impact of our ERP system start up disruptions on our business, but one consequence was that these sales and shipments were not in every case processed through the ERP system and had to be manually entered and reconciled in the system after the fact. We believe that we have now properly identified and accounted for all of these sales and deliveries through comprehensive reconciliation procedures that we undertook in connection with identifying and addressing the disruptions resulting from our ERP system start up and our third-party logistics and warehousing arrangements.

As discussed above, we also identified control deficiencies in our procedures for compiling and reconciling our financial records for the second quarter of 2006 that we believe individually or in the aggregate constitute a material weakness. These control deficiencies resulted in our inability to timely complete our financial statements in order to file this Form 10-Q on the initial due date of August 9, 2006, and necessitated significant additional resources and efforts in order to complete our financial statements. We have determined that this material weakness primarily arose as a result of the following contributing factors:

•       inexperience and lack of training of personnel with respect to the closing procedures required under the new ERP system;

•       unfamiliarity with the reports generated by the new ERP system such that their utility in compiling and reconciling financial data was not fully recognized in connection with the quarter-end closing process;

•       the combination of starting up the new ERP system, addressing problems with supply chain and order processing and fulfillment activities, and conflicting demands on our employees’ time;

•       human errors in entering, completing and correcting product and vendor data in the ERP system; and

•       difficulties in consolidating European financial information and in the U.S. consolidation process.

We have addressed the errors, discrepancies and many of the control deficiencies that caused the unforeseen delays in compiling and reconciling our financial records for the second quarter of 2006, through additional transaction reviews and other control and corrective actions. The additional measures that we have implemented and that we plan to implement are discussed in greater detail below.

Based on the evaluation of our disclosure controls and procedures described above, and in light of the inventory error that we identified and the additional time and effort required to reconcile and compile our financial records for the second quarter, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective, based on the material weakness we identified, with respect to our procedures for accounting for inventory and in reconciling and compiling our financial records for the second quarter of 2006.

We have been working diligently to identify and address the source of the problems we identified with the execution of our inventory accounting procedures and our procedures for reconciling and compiling our financial records, and we believe that we have identified the primary causes of and appropriate remedial actions for these problems. While we are diligently working to put in place all necessary corrective actions as promptly as possible, there can be no assurance that we will achieve that goal despite our efforts or that the corrective actions we implement will either remedy the issues that adversely affected our business, results of operations and financial condition in the second quarter of 2006 or prevent similar or other issues from having an adverse impact on us in the future.

In order to remedy the control deficiencies noted above, we have taken or currently are taking a number of corrective actions, including the following:

•       Corrected data entry errors and corrected or updated pricing and unit data in the new ERP system files;

•       Expanded the number of “super users” and commenced additional training for employees who operate and interface with the ERP system with respect to the operation of the system, including training regarding placing and processing orders, inventory accounting practices  and the functions and features of the new ERP system;

•       Began creating specific reports in the ERP system tailored to our business and the controls necessary to promote accurate data entry and processing and timely compilation and reporting of our financial records;

•       Completed comprehensive physical inventories and reconciled inventory quantities and the book values of the inventory items in the inventory sub-ledger in the new ERP system;

•       Provided training and oversight controls to our third party logistics management provider, including installing file audits for shipping, receiving and return processes;

•       Implemented faster network communications connection speeds with our logistics management provider to promote faster response and processing times;

•       Troubleshot the ERP system to identify any missing, incomplete, corrupt or otherwise insufficient data necessary to properly record, process and fill orders;

•       Retained a third-party consulting firm to review and assess the conversion of those European operations that have transitioned to the new ERP system to determine the success of that conversion and the adequacy of the controls in place at such operations;

•       Reconciled inventory transferred from foreign entities into United States inventory;

•       Reviewed invoices relating to orders not entered into the ERP system to determine that such orders are properly recorded and accounted for in the ERP system;

•       Reviewed for accuracy sales and billing records for parts and equipment to and from certain third-parties to whom design and manufacturing responsibilities have been outsourced;

•       Reviewed wire transfer records and prior invoices to confirm that accounts payable paid by wire transfer were properly applied and that duplicate payments do not occur;

•       Reviewed parts returned for repair or refurbishment to confirm that all such parts have been identified and properly classified as such, including physical review of more significant parts by field engineers to confirm the actual status of the parts in question;

•       Developed and reviewed a management report to determine that all sales orders that have attained order status have been processed and are controlled through the new ERP system;

•       Reconciled all service contracts in place as of April 2006 to service contracts in the new ERP system;

•       Separately maintained records outside of the ERP system for service contract activity subsequent to the date the new ERP system was implemented, for confirmatory purposes;

•       Provided additional training and oversight controls to our third party logistics management company and initiated file audits for shipping, receiving and return processes; and

•       Implemented new payment processes and checks to avoid duplicate, delayed and improper payments.

Other than actions we have taken to remedy the material weakness noted in reconciling and compiling our financial records in the second quarter of 2006 and in our procedures for accounting for inventory in connection with the implementation of the ERP system and the logistics and warehousing difficulties described above, there were no material changes in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.                Risk Factors

In addition to the risk factors set forth in the section entitled “Cautionary Statements and Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, we have identified certain additional risk factors that are set forth in the section entitled “Cautionary Statements and Risk Factors” appearing above in this Quarterly Report on Form 10-Q, as follows:

We face continuing risks in connection with our current project to implement a new enterprise resource system for our business.

These risks include:

•       The risk that we may face further delays in the design and implementation of that system in all of our global operations.

•       The risk that the cost of that system may exceed our current plans and expectations.

•       The risk that such system may continue to impact our ability to process transactions and to fulfill and invoice orders  and that such impact will adversely affect our revenue, operating results, cash flow and working capital management.

We face risks from transitioning our inventory management and distribution to a new third-party service provider.

During the second quarter of 2006, we outsourced the logistics and warehousing of our spare parts’ inventory and certain of our finished goods supply activities to a third-party service provider. In transitioning these responsibilities to the third-party provider, we face a number of risks, including:

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

•       The risk that we will not realize the anticipated financial and operational benefits we expect to receive from transitioning these services to a third party; and

•       The risk that deficiencies in the internal controls of the third-party service provider could compromise the data we receive from them and negatively impact our disclosure controls and procedures and internal control over financial reporting.

We face risks relating to ineffective internal control over financial reporting for purposes of Section 404 of the Sarbanes-Oxley Act

Section 404 of the Sarbanes-Oxley Act requires our management to document and test our internal control over financial reporting and assert in our Annual Reports on Form 10-K whether our internal control over financial reporting is effective. In addition, our independent registered public accounting firm must attest to and report on our assessment of our internal control over financial reporting. Any material weaknesses then existing, including those described in Item 4—Controls and Procedures of this Form 10-Q, will require us to conclude that our internal control over financial reporting is not effective. If our internal control over financial reporting is ineffective, it could have a material adverse effect on investor and analyst confidence in us, which could materially affect the trading price of our stock and our ability to access the capital markets, could require us to incur additional costs to improve our internal control systems and procedures, and could cause us to be untimely in filing our periodic reports under the Exchange Act.

We face risks in connection with our ability to successfully centralize the administrative functions for all of our European subsidiaries at a new shared service center.

During the latter part of the second quarter of 2006, we transitioned most of the administrative functions for our European subsidiaries to a centralized shared service center location. We face certain risks in connection with this undertaking, including:

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

Item 4.                        Submission of Matters to a Vote of Security Holders

On May 16, 2006, we held our annual meeting of stockholders. At the annual meeting, our stockholders:

(i)            elected the whole Board of Directors to serve until the next annual meeting and until their successors are duly elected and qualified; and

(ii)        ratified the selection of BDO Seidman, LLP as our independent registered public accounting firm for the year ending December 31, 2006.

A total of 14,403,546 shares of Common Stock and 2,300,199 shares of Series B Convertible Preferred Stock were present in person or by proxy at the annual meeting, representing 16,703,745 votes, or approximately 92.5% of the voting power of the Company entitled to vote at the annual meeting. Each share of Common Stock and Series B Convertible Preferred Stock was entitled to one vote on each matter brought before the meeting.

The votes cast on the matters that were brought before the annual meeting, including broker non-votes where applicable, were as set forth below:

	Number of Votes
	In Favor	Withheld
Nominees for Election to Board of Directors:
Charles W. Hull	16,694,484	9,261
Miriam V. Gold	16,694,484	9,261
Jim D. Kever	16,692,643	11,102
G. Walter Loewenbaum, II	16,691,184	12,561
Kevin S. Moore	16,639,801	63,944
Abraham N. Reichental	16,694,567	9,178
Richard C. Spalding	16,693,526	10,219
Daniel S. Van Riper	16,693,326	10,419

	For	Against	Abstentions	Broker Non-Votes
Ratification of BDO Seidman, LLP as Independent Registered Public Accounting Firm	16,646,317	55,754	1,674	-0-

Item 6.                        Exhibits

The following exhibits are included as part of this filing and incorporated herein by this reference:

3.1	Certificate of Incorporation of Registrant. (Incorporated by reference to Exhibit 3.1 to Form 8-B filed on August 16, 1993, and the amendment thereto, filed on Form 8-B/A on February 4, 1994.)
3.2	Amendment to Certificate of Incorporation filed on May 23, 1995. (Incorporated by reference to Exhibit 3.2 to Registrant’s Registration Statement on Form S-2/A, filed on May 25, 1995.)
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

3.8

Certificate of Elimination of Series B Preferred Stock filed with the Secretary of State of Delaware on June 9, 2006. (Incorporated reference to Exhibit 3.1 of Registrant’s Current Report on Form 8-K, filed on June 9, 2006.)

3.9	Amended and Restated By-Laws. (Incorporated by reference to Exhibit 3.5 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, filed on March 15, 2004.)
10.1	First Amendment to Lease Agreement entered into as of August 7, 2006 between the Registrant and KDC-Carolina Investments 3, LP.
10.2	Waiver entered into August 11, 2006 by and among Silicon Valley Bank, the Company and 3D Systems, Inc.
31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 14, 2006.
31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 14, 2006.
32.1	Certification of Principal Executive Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 14, 2006.
32.2	Certification of Principal Financial Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 14, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

3D SYSTEMS CORPORATION
	By:	/s/ FRED R. JONES
Fred R. Jones
Vice President and Chief Financial Officer
(Principal Financial Officer)
(Duly Authorized Officer)
Date: August 14, 2006