Form 10-Q
period 2006-09-30
3D SYSTEMS CORP
filed 2007-02-02
CIK 910638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-22250

3D SYSTEMS CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	95-4431352
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
333 THREE D SYSTEMS CIRCLE ROCK HILL, SOUTH CAROLINA	29730
(Address of Principal Executive Offices)	(Zip Code)

(803) 326-3900

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

Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares of Common Stock, par value $0.001, outstanding as of December 31, 2006:  19,085,157

3D SYSTEMS CORPORATION
TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION
	Explanatory Statement Regarding Restatement		i
	ITEM 1.	Financial Statements (Unaudited)	1
		Condensed Consolidated Balance Sheets—September 30, 2006 and December 31, 2005 (Restated)	1
		Condensed Consolidated Statements of Operations—Three Months and Nine Months Ended September 30, 2006 and September 30, 2005 (Restated)	2
		Condensed Consolidated Statements of Cash Flows—Nine Months Ended September 30, 2006 and September 30, 2005 (Restated)	3
		Condensed Consolidated Statements of Comprehensive Income (Loss)—Three Months and Nine Months Ended September 30, 2006 and September 30, 2005 (Restated)	4
		Notes to Condensed Consolidated Financial Statements—September 30, 2006	5
	ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	48
	ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	94
	ITEM 4.	Controls and Procedures	94
PART II.	OTHER INFORMATION		103
	ITEM 1.	Legal Proceedings	103
	ITEM 1A.	Risk Factors	103
	ITEM 6.	Exhibits	106
SIGNATURES			108

EXPLANATORY STATEMENT REGARDING RESTATEMENT

Restatement of Condensed Consolidated Financial Statements

On November 3, 2006, we announced that management and the Audit Committee of our Board of Directors had determined, based on information presented by our management in connection with the preparation of our financial statements for the third quarter of 2006, that our financial statements included in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2006 and June 30, 2006 contained errors. As a result, the Audit Committee concluded that those financial statements should be restated and that investors should not rely upon those financial statements without taking into account the anticipated adjustments described in our Current Report on Form 8-K filed on November 3, 2006 and the press release filed as an exhibit thereto. The adjustments described in that Form 8-K and related press release are reflected in the restated financial statements included in this Form 10-Q.

We also announced on November 3, 2006 that we were assessing whether our financial statements for prior periods contained errors and as a result should be restated. On December 14, 2006, we announced that management and the Audit Committee had completed our assessment of the prior-period financial statements and that, based on information presented by our management, the financial statements included in our Annual Reports on Form 10-K for the 2004 and 2005 calendar years also contained errors and should be restated. In evaluating the need to restate those periods, we also took into consideration adjustments that had been identified previously as not being material to those periods and have included those adjustments in the restated amounts for the applicable 2005 and 2004 periods.

We identified the errors in the first and second quarter 2006 financial statements primarily as a result of our efforts to remediate the material weaknesses that we previously identified and disclosed in our second quarter 2006 Form 10-Q as well as through our ongoing efforts:

(a)   to implement our new ERP system;

(b)   to reconcile the records in our new ERP system and those in our legacy systems; and

(c)   to test our internal controls in the context of the new ERP system environment.

As part of these efforts, management:

(i)    has carried out a comprehensive account reconciliation initiative to test and verify the accuracy and integrity of information recorded by, and data imported and input from our legacy accounting system into, the new ERP system;

(ii)   is continuing to train employees in the use of the new ERP system and our established system of internal controls; and

(iii)    is continuing to promote strict adherence to those established internal controls.

We have also performed physical inventory counts and undertaken and completed a variety of other confirmatory procedures. See Part I, Item 4, “Controls and Procedures.”

This Quarterly Report on Form 10-Q includes the restated financial information for each period affected by the restatement. That information is also included in Quarterly Reports on Form 10-Q/A for the quarterly periods ended March 31, 2006 and June 30, 2006 that we are filing with the Securities and Exchange Commission. Such restated financial information will also be included in our Annual Report on Form 10-K for the year ended December 31, 2006.

The following table shows the impact of the correction of all errors on income (loss) available to common stockholders on a pretax basis for the full years ended December 31, 2004 and 2005 and for each calendar quarter thereafter through June 30, 2006. It also shows the cumulative impact of prior-period errors on the accumulated deficit in earnings at December 31, 2003, which errors were not material either

i

individually or in the aggregate. The tax effect of the correction of these errors on each restated period was either minimal or nil.

	Accumulated	Effect of Restatement on Income (Loss) Available to Common Stockholders
	Deficit in Earnings	Year Ended	Quarter Ended				Year Ended	Quarter Ended
	December 31,	December 31,	March 31,	June 30,	September 30,	December 31,	December 31,	March 31,	June 30,
	2003	2004	2005	2005	2005	2005	2005	2006	2006
	(Amounts in $000s)
Previously reported	$(47,442)	$1,027	$783	$855	$749	$6,017	$8,404	$(1,244)	$(8,944)
Adjustments:
Credit memos	—	10	(19)	(79)	(164)	(101)	(363)	(251)	(978)
Royalty income/expense	—	253	5	(17)	(17)	(293)	(322)	13	81
Recognition of warranty and training revenue	32	220	11	(246)	13	33	(189)	121	(101)
Stock issuance costs	—	—	—	—	—	211	211	—	—
Prepaid materials reconciliation	—	—	—	(29)	(4)	(64)	(97)	(201)	(772)
Depreciation of fixed assets	—	(4)	(19)	(37)	(42)	(63)	(161)	(106)	(109)
Accrual for professional services	—	—	—	—	—	(15)	(15)	(247)	—
Inventory usage	—	—	—	—	—	22	22	—	(412)
Hedging activities	—	—	—	—	—	—	—	—	(256)
Other	—	(20)	20	44	(2)	(16)	46	(86)	76
Tax provision	(191)	—	—	—	—	191	191	53	(113)
Total adjustments:	(159)	459	(2)	(364)	(216)	(95)	(677)	(704)	(2,584)
Restated	$(47,601)	$1,486	$781	$491	$533	$5,922	$7,727	$(1,948)	$(11,528)
Net income (loss) available to common stockholders per share - diluted (as previously reported)		$0.07	$0.05	$0.05	$0.05	$0.32	$0.53	$(0.08)	$(0.55)
Effect of restatement		0.04	(0.00)	(0.02)	(0.02)	(0.00)	(0.05)	(0.05)	(0.16)
Net income (loss) available to common stockholders per share - diluted (restated)		$0.11	$0.05	$0.03	$0.03	$0.32	$0.48	$(0.13)	$(0.71)

As shown in this table, the errors that affect income (loss) available to common stockholders in each restated period primarily include:

•  $1.6 million in the aggregate of errors related to credit memoranda issued to customers, of which $1.2 million was attributable to the first and second quarters of 2006, $0.4 million was attributable to the 2005 periods and a nominal credit was attributable to 2004.

•  $1.1 million in the aggregate of errors related to the reconciliation of prepaid materials accounts from sub-ledger to general ledger, substantially all of which was attributable to the first and second quarters of 2006, and $0.1 million of which was attributable to the 2005 periods.

•  $0.4 million in the aggregate of errors related to additional depreciation expense for items placed in service that had not been removed from construction-in-progress (“CIP”) accounts prior to the restatement, approximately equal amounts of which were attributable to the 2006 and 2005 periods and a nominal amount was attributable to 2004.

•  $0.4 million in the aggregate of errors and other adjustments related to inventory, which was primarily attributable to the second quarter of 2006.

•  $0.3 million in the aggregate of errors in calculations related to hedging activities on foreign currency transactions, all of which was attributable to the second quarter of 2006.

The aggregate effect of these adjustments was to:

•  increase net loss for the quarter ended June 30, 2006 by $2.6 million, or 28.9%, from $8.9 million as originally reported to $11.5 million as restated;

•  increase net loss by $0.7 million, or 56.6%, from $1.2 million as originally reported to $1.9 million as restated for the quarter ended March 31, 2006;

•  decrease net income by $0.7 million, or 8.1%, from $8.4 million as originally reported to $7.7 million as restated for the year ended December 31, 2005;

•  for the respective quarters of 2005:

•   decrease net income by 0.2% with net income of $0.8 million both as originally reported and as restated for the quarter ended March 31, 2005;

•   decrease net income by $0.4 million or 42.6% and from $0.9 million as originally reported to $0.5 million as restated for the quarter ended June 30, 2005;

•   decrease net income by $0.2 million or 28.8% with net income of $0.7 million as originally reported to $0.5 million as restated for the quarter ended September 30, 2005; and

•   decrease net income by $0.1 million or 1.6% and from $6.0 million as originally reported to $5.9 million as restated for the quarter ended December 31, 2005; and

•  increase net income by $0.5 million, or 44.7%, for the year ended December 31, 2004 from $1.0 million as originally reported to $1.5 million as restated.

On a per share basis, the aggregate effect of these adjustments was to:

•  increase diluted net loss per share for the quarter ended June 30, 2006 by $0.16 from $0.55 as originally reported to $0.71 as restated;

•  increase diluted net loss per share by $0.05 from $0.08 to $0.13 for the quarter ended March 31, 2006;

•  decrease diluted net income per share by $0.05 from $0.53 as originally reported to $0.48 as restated for the year ended December 31, 2005;

•  for the respective quarters of 2005:

•   there was no change to diluted net income per share for the quarter ended March 31, 2005;

•   decrease diluted net income per share by $0.02 from $0.05 as originally reported to $0.03 as restated for the quarter ended June 30, 2005;

•   decrease diluted net income per share by $0.02 from $0.05 as originally reported to $0.03 as restated for the quarter ended September 30, 2005;

•   there was no change to diluted net income per share for the quarter ended December 31, 2005;

•   the sum of diluted net income per share for the four 2005 quarters does not equal the diluted net income per share for the year ended December 31, 2005 due to changes in the weighted average shares outstanding at the end of each quarterly period, which were not affected by the restatement;

•  increase diluted net income per share by $0.04 from $0.07 as originally reported to $0.11 as restated for the year ended December 31, 2004.

Compared to the amounts originally reported, the restatement resulted in a $0.3 million increase in cash and cash equivalents at June 30, 2006 and a $0.2 million increase in cash and cash equivalents at March 31, 2006 that arose from the reclassification of certain unrestricted deposits previously erroneously recorded in prepaid expenses and other current assets.

The restatement also resulted in a $0.3 million increase in cash and cash equivalents at March 31, 2005, a $0.2 million increase in cash and cash equivalents at June 30, 2005, September 30, 2005 and December 31, 2005 and a $0.2 million increase in cash and cash equivalents at December 31, 2004 primarily as a result of the reclassification of certain amounts previously erroneously recorded as prepaid expenses and other current assets, as discussed above. See Note 2 to the Condensed Consolidated Financial Statements.

The restatement also resulted in a $0.2 million reduction to the ending retained earnings balance at December 31, 2003 for errors related to prior periods that we believe are immaterial individually and in the aggregate.

As a result of the errors mentioned above, we have restated:

•  our historical consolidated balance sheets as of December 31, 2004, the last calendar day for each quarter in 2005, including December 31, 2005, and the first two quarters in 2006;

•  our consolidated statements of operations for the years ended December 31, 2004 and 2005, each quarter ended in 2005 and the first two quarters in 2006; and

•  our consolidated statements of cash flows for the year ended December 31, 2004, the three, six and nine months ended March 31, 2005, June 30, 2005 and September 30, 2005, respectively, and for the year ended December 31, 2005, and the three and six months ended March 31, 2006 and June 30, 2006, respectively.

The restated consolidated financial information is set forth in Note 2 to the Condensed Consolidated Financial Statements below and is further discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As disclosed in the Form 10-Q filed with respect to the periods ended June 30, 2006, management determined that control deficiencies existed relating to the design and implementation of controls regarding our procedures for (a) reconciling and compiling the financial records and (b) processing and safeguarding of inventory that constituted, either individually or in the aggregate, material weaknesses in our internal control over financial reporting. In the course of our efforts to remediate those deficiencies and these weaknesses, we determined the existence of the errors discussed above, which led to the determination to carry out the restatement discussed above. We also identified additional control deficiencies with respect to the third quarter of 2006 that we believe, taken together with the material weaknesses that we previously disclosed in the second-quarter Form 10-Q, constitute individually or in the aggregate additional material weaknesses with respect to those matters. These additional deficiencies relate to (a) a deficiency in the invoicing and processing of accounts receivable and the application of customer payments and (b) deficiencies in the timeliness and accuracy of our period-end financial statement closing process and the monitoring of our accounting function and oversight of financial controls. We have taken steps to remediate certain of these deficiencies, and we are taking steps to remediate the others. See Part I, Item 4, “Controls and Procedures,” of this Form 10-Q for additional information.

As used in this Form 10-Q, the terms “we,” “us,” “our” and the “Company” refer to 3D Systems Corporation and our consolidated subsidiaries, and all dollar amounts other than per share amounts are in thousands, unless otherwise noted.

Item 1.                        Financial Statements

3D SYSTEMS CORPORATION
Condensed Consolidated Balance Sheets
September 30, 2006 and December 31, 2005
(in thousands, except par value)
(unaudited)

	September 30, 2006	December 31, 2005
		Restated
ASSETS
Current assets:
Cash and cash equivalents	$5,280	$24,328
Accounts receivable, net of allowance for doubtful accounts of $2,659 (2006) and $990 (2005)	26,840	32,766
Inventories, net of reserves of $1,294 (2006) and $1,317 (2005)	26,252	14,810
Deferred tax assets	—	2,500
Prepaid expenses and other current assets	6,263	9,275
Restricted cash—short term	1,200	—
Assets held for sale, net	3,454	—
Total current assets	69,289	83,679
Property and equipment, net	24,446	11,992
Intangible assets, net	6,875	8,577
Goodwill	45,180	44,747
Restricted cash—long term	—	1,200
Other assets, net	419	985
	$146,209	$151,180
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$3,552	$207
Current portion of capitalized lease obligation	60	—
Accounts payable	17,059	11,684
Accrued liabilities	13,659	12,316
Customer deposits	2,363	1,945
Deferred revenue	11,034	13,725
Total current liabilities	47,727	39,877
Long-term debt, less current portion	18	3,568
Capitalized lease obligation, less current portion	8,859	—
Convertible subordinated debentures	15,354	22,604
Other liabilities	1,093	1,001
	73,051	67,050
Authorized 5,000 preferred shares; Series B convertible redeemable preferred stock, authorized 2,670 shares in 2005, issued and outstanding 0 and 2,617, 2006 and 2005, respectively	—	15,242
Stockholders’ equity:
Common stock, $0.001 par value, authorized 60,000 shares; issued and outstanding 19,085 (2006) and 15,302 (2005)	19	15
Additional paid-in capital	131,702	106,530
Deferred compensation	—	(1,461)
Treasury stock, at cost; 29 shares (2006) and 12 shares (2005)	(29)	(12)
Accumulated deficit in earnings	(58,496)	(35,175)
Accumulated other comprehensive income (loss)	(38)	(1,009)
Total stockholders’ equity	73,158	68,888
	$146,209	$151,180

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION
Condensed Consolidated Statements of Operations
Three Months and Nine Months Ended September 30, 2006 and September 30, 2005
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
		Restated		Restated
Revenue:
Products	$22,732	$22,874	$65,917	$65,465
Services	8,738	9,299	26,327	29,576
Total revenue	31,470	32,173	92,244	95,041
Cost of sales:
Products	13,349	10,930	40,849	33,482
Services	7,381	6,568	21,214	19,896
Total cost of sales	20,730	17,498	62,063	53,378
Gross profit	10,740	14,675	30,181	41,663
Operating expenses:
Selling, general and administrative	13,821	9,960	34,788	28,607
Research and development	3,856	3,429	10,087	8,805
Severance and restructuring	1,745	42	5,663	49
Total operating expenses	19,422	13,431	50,538	37,461
Income (loss) from operations	(8,682)	1,244	(20,357)	4,202
Interest (income) expense and other, net	336	199	661	682
Income (loss) before provision for income taxes	(9,018)	1,045	(21,018)	3,520
Provision for income taxes	2,241	100	2,303	447
Net income (loss)	(11,259)	945	(23,321)	3,073
Preferred stock dividends	—	412	1,414	1,268
Net income (loss) available to common stockholders	$(11,259)	$533	$(24,735)	$1,805
Net income (loss) available to common stockholders per share—basic	$(0.61)	$0.04	$(1.48)	$0.12
Net income (loss) available to common stockholders per share—diluted	$(0.61)	$0.03	$(1.48)	$0.11

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION
Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2006 and September 30, 2005
(in thousands)
(unaudited)

	September 30, 2006	September 30, 2005
		Restated
Cash flows from operating activities:
Net income (loss)	$(23,321)	$3,073
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Provision for deferred income taxes	2,605	—
Depreciation and amortization	4,415	4,812
Bad debt provision	1,282	16
Adjustments to inventory reserves	(61)	(720)
Stock-based compensation expense	1,909	699
Gain on disposition of property and equipment	(34)	(54)
Changes in operating accounts:
Accounts receivable	5,530	(697)
Lease receivables	177	344
Inventories	(12,265)	(5,206)
Prepaid expenses and other current assets	2,933	(4,910)
Other assets	716	229
Accounts payable	5,274	1,009
Accrued liabilities	1,111	(2,507)
Customer deposits	398	1,228
Deferred revenue	(2,932)	(906)
Other liabilities	(32)	(466)
Net cash used in operating activities	(12,295)	(4,056)
Cash flows from investing activities:
Purchases of property and equipment	(7,697)	(1,786)
Additions to licenses and patents	(305)	(504)
Proceeds from the sale of property and equipment	248	98
Software development costs	(485)	(635)
Net cash used in investing activities	(8,239)	(2,827)
Cash flows from financing activities:
Stock option, stock purchase plan and restricted stock proceeds	2,716	8,020
Repayment of long-term debt	(205)	(177)
Payments under obligation to former 3D Systems SA stockholders	—	(585)
Payments of preferred stock dividends	(785)	(785)
Stock issuance costs	—	(211)
Payment of accrued liquidated damages	—	(36)
Net cash provided by financing activities	1,726	6,226
Effect of exchange rate changes on cash	(240)	385
Net decrease in cash and cash equivalents	(19,048)	(272)
Cash and cash equivalents at the beginning of the period	24,328	26,505
Cash and cash equivalents at the end of the period	$5,280	$26,233
Supplemental Cash Flow Information:
Interest payments	$903	$762
Income tax payments	902	1,296
Non-cash items:
Capitalized lease obligations	8,919	—
Conversion of 6% convertible subordinated debentures	7,250	100
Conversion of Series B convertible preferred stock	15,240	26
Accrued dividends on preferred stock	—	1,211
Accreted dividends on preferred stock	1,003	—
Transfer of equipment from inventory to property and equipment, net(a)	1,834	2,066
Transfer of equipment to inventory from property and equipment, net(b)	543	586

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

3D SYSTEMS CORPORATION
Condensed Consolidated Statements of Comprehensive Income (Loss)
Three Months and Nine Months Ended September 30, 2006 and September 30, 2005
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
		Restated		Restated
Net income (loss)	$(11,259)	$945	$(23,321)	$3,073
Foreign currency translation	(130)	(96)	973	(1,074)
Comprehensive income (loss)	$(11,389)	$849	$(22,348)	$1,999

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION
Notes to Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2006 and 2005
(amounts in thousands, except per share data)
(unaudited)

(1)          Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of 3D Systems Corporation and its subsidiaries (collectively, the “Company”). All significant intercompany transactions and balances have been eliminated in consolidation. The condensed consolidated financial statements were prepared in accordance with generally accepted accounting principles (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim reporting. Accordingly, they omit certain footnotes and other financial information that are required for complete financial statements. In management’s opinion, after giving effect to the restatement presented in Note 2, all adjustments considered necessary for a fair presentation of the condensed consolidated financial position as of September 30, 2006, the condensed consolidated results of operations for the three-month and nine-month periods ended September 30, 2006 and September 30, 2005, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2006 and September 30, 2005 have been included.

The financial information for the first six months of 2006 contained in the condensed consolidated financial statements for the nine months ended September 30, 2006 and the financial information in the condensed consolidated financial statements for the 2005 periods set forth herein have been restated, as described in Note 2 below.

The results set forth in the condensed consolidated statements of operations for the three months and nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year.

The condensed consolidated balance sheet at December 31, 2005 has been derived from the Company’s annual historical financial statements, as adjusted for the restatement set forth in Note 2, at that date but omits certain of the information and footnotes required by GAAP for complete financial statements.

Certain amounts in the 2005 condensed consolidated financial statements, as restated, have been reclassified in order to conform with the 2006 presentations.

The Company is responsible for the unaudited condensed consolidated financial statements included in this document. As these are condensed financial statements, they should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and the information set forth in Note 2.

(2)          Financial Statement Restatement

On November 3, 2006, the Company announced that management and the Audit Committee of the Board of Directors had determined, based on information presented by management in connection with the preparation of the Company’s financial statements for the third quarter of 2006, that its financial statements included in its Quarterly Reports on Form 10-Q for the quarters ended March 31, 2006 and June 30, 2006 contained errors and should be restated.

3D SYSTEMS CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
For the Three and Nine Months Ended September 30, 2006 and 2005
(amounts in thousands, except per share data)
(unaudited)

The Company also announced at that time that it was assessing whether its financial statements for prior periods should be restated. On December 14, 2006, the Company announced that management and the Audit Committee had completed their assessment of the prior-period financial statements and that, based on information presented by management, the Company’s financial statements included in its Annual Reports on Form 10-K for the 2004 and 2005 calendar years also contained errors and should be restated. In evaluating the need to restate those periods, the Company also took into consideration adjustments that had been identified previously as not being material to those periods, and those adjustments are included in the restated amounts for the applicable 2005 and 2004 periods.

The Company has identified and evaluated the errors noted in its prior-period financial statements and has corrected those errors through adjustments reflected in the restated historical consolidated financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 154 (“SFAS No. 154”), “Accounting Changes and Error Corrections.” The Company also assessed on a quarterly basis the materiality of prior-period misstatements that were previously identified but not corrected because they were originally considered to be immaterial. As a result of the Company’s analysis of errors identified during the third quarter of 2006 that were attributable to prior periods as well as previously unadjusted amounts attributable to prior periods, the Company concluded that the prior-period impact was material in the second and fourth quarters of 2005 as well as for the years ended December 31, 2005 and 2004. Therefore, the restated financial information set forth herein reflects adjustments to correct or record all such previously unadjusted amounts.

At the end of the second quarter of 2006, the Company first identified and disclosed control deficiencies in its procedures for (a) reconciling and compiling its financial records for the second quarter of 2006 and (b) processing and safeguarding inventory for the period ended June 30, 2006 that it concluded constituted, individually or in the aggregate, material weaknesses.

With respect to the Company’s procedures for compiling and reconciling its financial records for the second quarter of 2006, the Company determined that the material weaknesses primarily arose as a result of the following contributing factors:

•       inexperience and lack of training of personnel with respect to the closing procedures required under the Company’s new enterprise resource management (“ERP”) system;

•       unfamiliarity with the reports generated by its new ERP system such that their utility in compiling and reconciling financial data was not fully recognized in connection with the quarter-end closing process;

•       the combination of starting up its new ERP system, addressing problems with supply chain and order processing and fulfillment activities, and conflicting demands on its employees’ time;

•       human errors in entering, completing and correcting product and vendor data in the ERP system; and

•       difficulties in consolidating European financial information and in the U.S. consolidation process.

3D SYSTEMS CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
For the Three and Nine Months Ended September 30, 2006 and 2005
(amounts in thousands, except per share data)
(unaudited)

With respect to inventory accounting matters, the Company determined that the material weaknesses relating to that matter primarily resulted from three fundamental sources:

•       insufficient planning and execution of the conversion from the Company’s legacy systems to its new ERP system;

•       errors or corruption in the data migrated from its legacy accounting systems to its new ERP system; and

•       data that was missing from, and errors in inputting data into, its new ERP system.

The Company also noted that such inventory accounting matters also arose out of the significant operational difficulties that the Company encountered in taking, processing and filling orders on its new ERP system during the second quarter of 2006 both directly and through certain of its third-party suppliers to end users, including a logistics and warehousing firm that the Company employed beginning in the second quarter of 2006.

As the Company prepared its financial statements for the periods ended September 30, 2006, it discovered errors in its financial statements for the periods ended March 31, 2006 and June 30, 2006 and for prior periods that are discussed below in this Note 2 and that led to the restatement of its financial statements set forth herein. The Company identified these errors primarily as a result of its efforts to remediate the material weaknesses that it disclosed with respect to the second quarter of 2006 and through its efforts to implement its new ERP system, to reconcile the records in its new ERP system with those in its legacy systems, and to test its internal controls in the context of its new ERP system environment.

In connection with the identification of these errors and the preparation of the Company’s third-quarter financial statements, it identified additional control deficiencies that it believes, taken together with the material weaknesses that it previously disclosed with respect to the second quarter of 2006, constitute individually or in the aggregate material weaknesses with respect to those matters. These additional deficiencies relate to (a) a deficiency in the invoicing and processing of accounts receivable and the application of customer payments and (b) deficiencies in the timeliness and accuracy of its period-end financial statement closing process and the monitoring of its accounting function and oversight of financial controls.

With respect to the deficiency in the Company’s procedures for the processing of and accounting for accounts receivable and the application of customer payments, the Company determined that this material weakness resulted in the following errors in the Company’s financial statements:

•       The Company experienced errors in the invoicing and recording of customer billings, in the application of customer payments and in the reconciliation of customer accounts. These matters required the Company to issue and record credit memoranda for the benefit of customers for product returns, pricing adjustments, changes to service contracts, freight-related matters and other similar matters that are discussed elsewhere in this Note 2. The Company also identified cash that it had received but which had not been applied to customer accounts or the related accounts receivable.

3D SYSTEMS CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
For the Three and Nine Months Ended September 30, 2006 and 2005
(amounts in thousands, except per share data)
(unaudited)

•       Some customer contracts had not been fully integrated and reflected in its new ERP system.

•       Certain tax-exempt customers were charged sales tax in error and certain customers were inadvertently not billed for sales tax on their purchases.

With respect to the deficiency in the timeliness and accuracy of the Company’s period-end financial statement closing process and the monitoring of its accounting function and oversight of financial controls, it determined that this material weakness primarily arose as a result of the following contributing factors:

•       The combination of its relocation to Rock Hill, South Carolina, and the difficulties that it encountered in implementing its new ERP system;

•       The loss of certain experienced accounting and other personnel who did not relocate to Rock Hill;

•       Inexperience and lack of training of newly hired personnel with respect to its existing system of internal controls and the closing procedures required under its new ERP system;

•       Unfamiliarity with the reports generated by its new ERP system such that their utility in compiling and reconciling financial data was not fully recognized in connection with the quarter-end closing process;

•       The combination of starting up its new ERP system, addressing problems with supply chain and order processing and fulfillment activities, and conflicting demands on its employees’ time;

•       Human errors in entering, completing and correcting product and vendor data in the ERP system; and

•       Contrary to its policies and procedures, a lack of consistent and effective review and supervision of account reconciliations and data entries at various levels of its accounting organization to confirm, analyze and reconcile account balances that adversely affected its financial reporting and disclosure controls.

The material weaknesses described in this Note 2, combined with the time needed to complete the Company’s assessment of the need to restate its financial statements, rendered it unable to complete its financial statements for the periods ended September 30, 2006 on a timely basis and also necessitated significant additional resources and efforts to complete its third-quarter financial statements.

The Company also undertook a review of the potential effect of the financial statement errors that it discovered on prior periods. As discussed elsewhere in this Note 2, on November 3, 2006, it announced that management and the Audit Committee of its Board of Directors had determined, based on information presented by its management in connection with the preparation of its financial statements for the third quarter of 2006, that its financial statements as of and for the quarters ended March 31, 2006 and June 30, 2006 should be restated as a result of the errors in them that the Company had discovered, and on December 14, 2006, it announced that management and the Audit Committee had completed their assessment of the Company’s prior-period financial statements and that, based on information presented by management, the Company’s financial statements as of and for the years ended December 31, 2004 and 2005 also contained errors and should be restated. As discussed elsewhere in this Note 2, in evaluating the

3D SYSTEMS CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
For the Three and Nine Months Ended September 30, 2006 and 2005
(amounts in thousands, except per share data)
(unaudited)

need to restate those periods, the Company also took into consideration audit adjustments that had been identified previously as not being material to those periods, and it has included those adjustments in the restated amounts for the applicable 2005 and 2004 periods.

The restatement of the errors and previously unrecorded audit adjustments that the Company identified included the following:

•       Errors in the invoicing and recording of customer billings, in the application of customer payments and in the reconciliation of customer accounts that were corrected by the issuance and recording of credit memoranda for the benefit of customers for product returns, pricing adjustments, changes to service contracts, freight-related matters and other similar matters.

•       Errors related to the timing of recognition of royalty income and expense.

•       Errors related to the timing of the recognition of warranty and training revenue.

•       Errors related to securities issuance costs that arose as a result of expensing such costs rather than applying such costs against the net proceeds of sale of the related securities.

•       Errors related to prepaid materials that arose from the incomplete reconciliation of such accounts between the sub-ledger and the general ledger for the affected periods.

•       Errors related to the failure to record depreciation expense for assets that had been placed in service but which remained recorded in the Company’s construction-in-progress (“CIP”) accounts.

•       Errors related to the timing of expenses for certain unrelated third party professional services.

•       Errors related to accounts payable that arose from the incomplete reconciliation of such accounts between the sub-ledger and the general ledger for each applicable period.

•       Errors related to inventory usage that arose from variances identified between actual and recorded inventory values following the Company’s conducting physical inventory counts to test the accuracy of the recorded inventory data.

•       Errors related to hedging activities for foreign currency transactions that arose from mechanical errors in accumulating spreadsheet data as well as the recording of net unrealized losses on foreign exchange hedges that had previously been excluded from the consolidated statement of operations.

•       Errors related to foreign income tax expense that relate to a previously identified adjustment related to periods prior to 2004 but that was not deemed material to those periods.

The deficiencies and errors described above were identified during the Company’s preparation of its financial statements and in reviewing the effectiveness of the design and operation of its disclosure controls and procedures as of and for the periods ended September 30, 2006. The Company performed additional detailed transaction reviews and control activities in connection with reconciling and compiling its financial records. Such procedures were undertaken in order to confirm that the Company’s financial statements for the three months and nine months ended September 30, 2006 were free of material errors.

3D SYSTEMS CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
For the Three and Nine Months Ended September 30, 2006 and 2005
(amounts in thousands, except per share data)
(unaudited)

As a result of this effort, the Company identified several reconciliation issues and accounting shortcomings, including:

•       Some accounts had not been adequately reconciled in accordance with the Company’s policies and procedures.

•       Certain accounts contained unreconciled differences that had not been timely resolved in accordance with the Company’s policies and procedures, including credits for the benefit of customers and cash that had not been applied to customer accounts or the related accounts receivable.

•       Certain fixed assets that had been placed in service remained recorded in construction-in-progress (“CIP’’) resulting in a failure to depreciate those items beginning when they were placed in service.

•       Some service contracts had not been fully integrated and reflected in the Company’s new ERP system.

•       Certain tax-exempt customers were charged sales tax in error and certain customers were inadvertently not billed for sales tax on their purchases.

The Company also identified variances in recorded versus actual inventory values. The Company conducted physical inventory counts during the third quarter of 2006 to test the accuracy of the recorded inventory data. As a result, the Company identified variances between the inventory data in the Company’s records compared to the inventory values determined through the physical counts. The Company determined that the discrepancy in recorded versus actual third quarter inventory values resulted from:

•       Errors or corruption in the data migrated from the Company’s legacy accounting systems to the new ERP system implemented in the second quarter of 2006;

•       Errors in processing, shipping and properly recording orders by the Company’s third party logistics and warehousing provider; and

•       Failure to properly record certain orders that were shipped directly from the Company’s third-party suppliers to the end users.

As a result, the Company concluded that the variances within the cost of sales account should be written off in order to fairly state the inventory value in the consolidated financial statements.

The following table shows the impact of the correction of all errors on income (loss) available to common stockholders for the full year ended December 31, 2004, for each calendar quarter in 2005, for the full year ended December 31, 2005 and for the first two quarters of 2006, as well as the cumulative impact of prior-period errors on retained earnings at December 31, 2003. The tax effect of the correction of these errors on each restated period was either minimal or nil.

3D SYSTEMS CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
For the Three and Nine Months Ended September 30, 2006 and 2005
(amounts in thousands, except per share data)
(unaudited)

	Accumulated	Effect of Restatement on
	Deficit in	Income (Loss) Available to Common Stockholders
	Earnings	Year Ended	Quarter Ended				Year Ended	Quarter Ended
	December 31,	December 31,	March 31,	June 30,	September 30,	December 31,	December 31,	March 31,	June 30,
	2003	2004	2005	2005	2005	2005	2005	2006	2006
	(amounts in $000s)
Previously reported	$(47,442)	$1,027	$783	$855	$749	$6,017	$8,404	$(1,244)	$(8,944)
Adjustments:
Credit memos	—	10	(19)	(79)	(164)	(101)	(363)	(251)	(978)
Royalty income/expense	—	253	5	(17)	(17)	(293)	(322)	13	81
Recognition of warranty and training revenue	32	220	11	(246)	13	33	(189)	121	(101)
Stock issuance costs	—	—	—	—	—	211	211	—	—
Prepaid materials reconciliation	—	—	—	(29)	(4)	(64)	(97)	(201)	(772)
Depreciation of fixed assets	—	(4)	(19)	(37)	(42)	(63)	(161)	(106)	(109)
Accrual for professional services	—	—	—	—	—	(15)	(15)	(247)	—
Inventory usage	—	—	—	—	—	22	22	—	(412)
Hedging activities	—	—	—	—	—	—	—	—	(256)
Other	—	(20)	20	44	(2)	(16)	46	(86)	76
Tax provision	(191)	—	—	—	—	191	191	53	(113)
Total adjustments:	(159)	459	(2)	(364)	(216)	(95)	(677)	(704)	(2,584)
Restated	$(47,601)	$1,486	$781	$491	$533	$5,922	$7,727	$(1,948)	$(11,528)
Net income (loss) available to common stockholders per share—diluted (as previously reported)		$0.07	$0.05	$0.05	$0.05	$0.32	$0.53	$(0.08)	$(0.55)
Effect of restatement		0.04	(0.00)	(0.02)	(0.02)	(0.00)	(0.05)	(0.05)	(0.16)
Net income (loss) available to common stockholders per share—diluted (restated)		$0.11	$0.05	$0.03	$0.03	$0.32	$0.48	$(0.13)	$(0.71)

As shown in this table, the errors affecting income (loss) available to the common stockholders reflected in the restated financial information primarily include:

•       $(1,582) in the aggregate of errors related to credit memoranda issued to customers, of which $(1,229) was attributable to the 2006 periods, $(363) was attributable to the 2005 periods (mainly the third and fourth quarters of 2005) and a $10 credit was attributable to 2004;

Such credit memoranda were issued to customers mainly for product returns or pricing adjustments as well as for changes to service contracts and freight-related matters. Error corrections related to credit memoranda were posted to revenue or the related cost of sales in the period to which they related in carrying out the restatement;

•       $25 in the aggregate of errors related to the timing of recognition of royalty income and expense, of which $94 of expense was attributable to the 2006 periods, $(322) was attributable to the 2005 periods (mainly the fourth quarter of 2005) and $253 was attributable to 2004;

These errors arose from the timing of the recording of and misclassification of such revenue and cost of sales;

•       $51 in the aggregate of errors related to the recognition of warranty and training revenue, of which $20 was attributable to the 2006 periods, $(189) was attributable to the 2005 periods (mainly the second quarter of 2005) and $220 was attributable to 2004;

3D SYSTEMS CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
For the Three and Nine Months Ended September 30, 2006 and 2005
(amounts in thousands, except per share data)
(unaudited)

These errors arose from the incorrect timing of recording such revenue to the appropriate period;

•       $211 of errors related to securities issuance costs, all which was attributable to the fourth quarter of 2005;

These errors arose because such costs were originally expensed rather than charged to additional paid-in capital and applied against the net proceeds of sale of the related securities;

•       $131 in the aggregate of errors related to tax adjustments, of which $191 related to foreign income tax provisions related to the fourth quarter of 2005, and $53 and $(113) related to the net consolidated tax effect of the restatement adjustments for the first and second quarters of 2006, respectively.

These errors relate to an amount previously identified that related to periods prior to 2004 which was originally not deemed material to those periods. Such adjustments have been included in the restated amounts herein for the applicable period;

•       $(1,070) in the aggregate of errors related to prepaid materials, of which $(973) was attributable to the 2006 periods and $(97) was attributable to the 2005 periods;

These errors arose from the incomplete reconciliation of prepaid materials between the sub-ledger and the general ledger for each period;

•       $(380) in the aggregate of errors related to depreciation expense, of which $(215) was attributable to the 2006 periods, $(161) was attributable to the 2005 periods and $(4) was attributable to 2004;

These errors related to depreciation expense for assets placed in service but which remained recorded in the Company’s CIP accounts;

•       $(262) of errors related to accrued professional services, of which $(247) was attributable to the 2006 period and $(15) was attributable to 2005 periods;

These errors arose from the correction of the treatment of previously incurred accounting fees;

•       $(390) of errors related to inventory, which was primarily attributable to the second quarter of 2006;

These errors arose from variances identified between actual and recorded inventory values as a result of the Company’s conduct of physical inventory counts to test the accuracy of the recorded inventory data;

•       $(256) of errors related to hedging activities on foreign currency transactions, all of which was attributable to the second quarter of 2006;

These errors arose from mechanical errors in accumulating spreadsheet data as well as the recording of net unrealized losses on foreign exchange hedges which had previously been excluded from the consolidated statement of operations; and

•       $16 in the aggregate of errors for other adjustments related to cost of sales, selling, general and administrative expenses, other income and expense and taxes, of which $(10) was attributable to the 2006 periods, $46 was attributable to the 2005 periods and $(20) was attributable to 2004;

3D SYSTEMS CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
For the Three and Nine Months Ended September 30, 2006 and 2005
(amounts in thousands, except per share data)
(unaudited)

The impact of these adjustments on the consolidated statements of operations for the years ended December 31, 2004 and 2005 is as follows:

	2004 Year Ended			2005 Year Ended
	As Previously	Restatement		As Previously	Restatement
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
Consolidated Statement of Operations	December 31			December 31
	(amounts in $000s)
Revenue:
Products	$83,976	$231	$84,207	$100,396	$(615)	$99,781
Services	41,403	—	41,403	39,274	23	39,297
Total revenue	125,379	231	125,610	139,670	(592)	139,078
Cost of sales:
Products	43,898	(234)	43,664	49,973	359	50,332
Services	25,390	—	25,390	26,567	17	26,584
Total cost of sales	69,288	(234)	69,054	76,540	376	76,916
Gross profit	56,091	465	56,556	63,130	(968)	62,162
Operating expenses:
Selling, general and administrative	39,411	4	39,415	40,382	(38)	40,344
Research and development	10,474	—	10,474	12,176	—	12,176
Severance and restructuring	605	—	605	1,227	—	1,227
Total operating expenses	50,490	4	50,494	53,785	(38)	53,747
Income from operations	5,601	461	6,062	9,345	(930)	8,415
Interest and other expense, net	1,979	2	1,981	762	(62)	700
Income before provision for (benefit from) income taxes	3,622	459	4,081	8,583	(868)	7,715
Provision for (benefit from) income taxes	1,061	—	1,061	(1,500)	(191)	(1,691)
Net income	2,561	459	3,020	10,083	(677)	9,406
Preferred stock dividends	1,534	—	1,534	1,679	—	1,679
Income available to common shareholders	$1,027	$459	$1,486	$8,404	$(677)	$7,727
Net income available to common stockholders per share—basic	$0.08	$0.03	$0.11	$0.56	$(0.04)	$0.52
Net income available to common stockholders per share—diluted	$0.07	$0.04	$0.11	$0.53	$(0.05)	$0.48

The changes to the consolidated statements of operations reflected in the table above include:

•       For the year ended December 31, 2004, the changes arising from the restatement primarily relate to the following:

•        Revenue increased by $231, or 0.2%, for the year. The increase in revenue primarily relates to a $220 adjustment of amortization for warranty and training revenue.

•        Cost of sales decreased by $234, or 0.3%. This decrease primarily relates to a $254 adjustment of royalty expense that was overstated in 2004 and understated in 2005.

•        As a result of these changes, net income increased by $459, or 44.7%.

•       For the year ended December 31, 2005, the changes arising from the restatement are discussed following the next table.

3D SYSTEMS CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
For the Three and Nine Months Ended September 30, 2006 and 2005
(amounts in thousands, except per share data)
(unaudited)

The impact on the condensed consolidated statements of operations each quarterly period in 2005 as a result of the restatement is as follows:

2005 Quarter Ended
	As Previously Reported	Restatement Adjustments	Restated	As Previously Reported	Restatement Adjustments	Restated	As Previously Reported	Restatement Adjustments	Restated	As Previously Reported	Restatement Adjustments	Restated
Consolidated Statement of Operations	March 31			June 30			September 30			December 31

Revenue:
Products	$20,246	$(8)	$20,238	$22,657	$(304)	$22,353	$23,005	$(131)	$22,874	$34,488	$(172)	$34,316
Services	10,186	—	10,186	10,112	(21)	10,091	9,319	(20)	9,299	9,657	64	9,721
Total revenue	30,432	(8)	30,424	32,769	(325)	32,444	32,324	(151)	32,173	44,145	(108)	44,037
Cost of sales:
Products	10,298	(23)	10,275	12,231	46	12,277	10,909	21	10,930	16,535	315	16,850
Services	7,129	2	7,131	6,193	4	6,197	6,562	6	6,568	6,683	5	6,688
Total cost of sales	17,427	(21)	17,406	18,424	50	18,474	17,471	27	17,498	23,218	320	23,538
Gross profit	13,005	13	13,018	14,345	(375)	13,970	14,853	(178)	14,675	20,927	(428)	20,499
Operating expenses:
Selling, general and administrative	8,696	14	8,710	9,900	37	9,937	9,917	43	9,960	11,869	(132)	11,737
Research and development	2,675	—	2,675	2,701	—	2,701	3,429	—	3,429	3,371	—	3,371
Severance and restructuring	—	—	—	7	—	7	42	—	42	1,178	—	1,178
Total operating expenses	11,371	14	11,385	12,608	37	12,645	13,388	43	13,431	16,418	(132)	16,286
Income from operations	1,634	(1)	1,633	1,737	(412)	1,325	1,465	(221)	1,244	4,509	(296)	4,213
Interest and other expense, net	345	1	346	185	(48)	137	204	(5)	199	28	(10)	18
Income before provision for (benefit from) income taxes	1,289	(2)	1,287	1,552	(364)	1,188	1,261	(216)	1,045	4,481	(286)	4,195
Provision for (benefit from) income taxes	94	—	94	253	—	253	100	—	100	(1,947)	(191)	(2,138)
Net income	1,195	(2)	1,193	1,299	(364)	935	1,161	(216)	945	6,428	(95)	6,333
Preferred stock dividends	412	—	412	444	—	444	412	—	412	411	—	411
Income available to common shareholders	$783	$(2)	$781	$855	$(364)	491	$749	(216)	$533	$6,017	$(95)	$5,922
Net income available to common stockholders per share—basic	$0.05	$—	$0.05	$0.06	$(0.03)	$0.03	$0.05	$(0.01)	$0.04	$0.40	$(0.01)	$0.39
Net income available to common stockholders per share—diluted	$0.05	$—	$0.05	$0.05	$(0.02)	$0.03	$0.05	$(0.02)	$0.03	$0.32	$—	$0.32

3D SYSTEMS CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
For the Three and Nine Months Ended September 30, 2006 and 2005
(amounts in thousands, except per share data)
(unaudited)

The following is a summary of the changes to the consolidated statements of operations reflected in the table above.

•       For the year ended December 31, 2005, the changes arising from the restatement primarily relate to the following:

•        Revenue decreased by $8 for the first quarter of 2005, by $325 (1.0%) for the second quarter, by $151 (0.5%) for the third quarter and by $108 (0.2%) for the quarter ended December 31, 2005. The decreases in revenue during the third and fourth quarters of 2005 primarily relate to adjustments for credit memoranda as discussed above that were applicable to those periods. These amounted to $153 in the third quarter and $80 in the fourth quarter. The decrease in revenue during the second quarter primarily relates to a $246 adjustment related to amortization for warranty and training revenue and $79 of adjustments for credit memoranda for customers that were applicable to that period.

•        Cost of sales increased by $320 (1.4%) for the fourth quarter and changed nominally in the other quarters. The increase in cost of sales during the fourth quarter primarily relates to a $293 adjustment for royalties that had been incorrectly expensed in 2004.

•        Operating expenses decreased by $132 (0.8%) during the fourth quarter, increased by $37 (0.3%) and $43 (0.3%) for the second and third quarters, respectively, and increased nominally for the first quarter. The decrease during the fourth quarter primarily relates to an adjustment for stock issuance costs of $211, partially offset by additional depreciation being recorded for assets placed into service of $63. The second-quarter and third-quarter increases totaling $80 primarily relate to additional depreciation being recorded for assets placed in service.

•        The nominal changes to interest and other expense, net relate to an increase in interest income in the affected quarters.

•        The income tax benefit recorded in the fourth quarter relates to the correction of a foreign tax provision in 2005 which was applicable to prior periods.

3D SYSTEMS CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
For the Three and Nine Months Ended September 30, 2006 and 2005
(amounts in thousands, except per share data)
(unaudited)

The impact on the condensed consolidated statements of operations for the first and second quarters of 2006 as a result of the restatement is as follows:

	2006 Quarter Ended
	As Previously	Restatement		As Previously	Restatement
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
Consolidated Statement of Operations	March 31			June 30
Revenue:
Products	$24,216	$36	$24,252	$19,570	$(637)	$18,933
Services	9,311	80	9,391	8,414	(216)	8,198
Total revenue	33,527	116	33,643	27,984	(853)	27,131
Cost of sales:
Products	12,526	484	13,010	13,115	1,375	14,490
Services	6,986	42	7,028	6,798	7	6,805
Total cost of sales	19,512	526	20,038	19,913	1,382	21,295
Gross profit	14,015	(410)	13,605	8,071	(2,235)	5,836
Operating expenses:
Selling, general and administrative	9,763	294	10,057	10,695	215	10,910
Research and development	3,257	—	3,257	2,974	—	2,974
Severance and restructuring	1,638	—	1,638	2,310	(30)	2,280
Total operating expenses	14,658	294	14,952	15,979	185	16,164
Loss from operations	(643)	(704)	(1,347)	(7,908)	(2,420)	(10,328)
Interest and other expense, net	114	53	167	107	51	158
Loss before provision for (benefit from) income taxes	(757)	(757)	(1,514)	(8,015)	(2,471)	(10,486)
Provision for (benefit from) income taxes	76	(53)	23	(74)	113	39
Net loss	(833)	(704)	(1,537)	(7,941)	(2,584)	(10,525)
Preferred stock dividends	411	—	411	1,003	—	1,003
Loss available to common shareholders	$(1,244)	$(704)	$(1,948)	$(8,944)	$(2,584)	$(11,528)
Net loss available to common stockholders per share—basic	$(0.08)	$(0.05)	$(0.13)	$(0.55)	$(0.16)	$(0.71)
Net loss available to common stockholders per share—diluted	$(0.08)	$(0.05)	$(0.13)	$(0.55)	$(0.16)	$(0.71)

A summary of the changes to the condensed consolidated statements of operations reflected in the table above include:

•       For the first and second quarters of 2006, the changes arising from the restatement primarily relate to the following:

3D SYSTEMS CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
For the Three and Nine Months Ended September 30, 2006 and 2005
(amounts in thousands, except per share data)
(unaudited)

•        Revenue increased $116, or 0.3%, for the quarter ended March 31, 2006 but decreased by $853, or 3.1%, for the quarter ended June 30, 2006. The second-quarter decrease primarily relates to $911 of adjustments for credit memoranda as discussed above that were applicable to the second quarter, a $124 adjustment to correct royalty income from a customer, and a $101 adjustment related to the recognition of warranty and training revenue, partially offset by $282 of other adjustments. The increase in revenue for the first quarter primarily relates to $121 of adjustments related to the recognition of warranty and training revenue, $59 of adjustments related to royalty income and $160 of other adjustments, partially offset by $224 of adjustments for credit memoranda that were applicable to the first quarter.

•        Cost of sales increased by $526, or 2.7%, for the quarter ended March 31, 2006 and by $1,382, or 6.9%, for the quarter ended June 30, 2006. The increase in cost of sales during the second quarter primarily relates to $772 of reconciliation adjustments between account sub-ledgers and the general ledger pertaining to prepaid materials, a $412 adjustment related to a reduction for in-transit inventory, a $256 adjustment for foreign exchange transactions that were applicable to the second quarter and $99 of adjustments for credit memoranda that were applicable to the first quarter, partially offset by $205 of adjustments related to royalty expense. The first-quarter increase in cost of sales primarily relates to a $201 reconciliation adjustment related to prepaid materials and $207 of other adjustments

•        Operating expenses increased by $294, or 2.0%, for the quarter ended March 31, 2006, and by $185, or 1.2%, for the quarter ended June 30, 2006. The second-quarter increase in operating expenses primarily relates to a $106 adjustment to record additional depreciation expense for items placed in service that had not been removed from CIP accounts prior to the restatement. The first-quarter increase in operating expenses primarily relates to a $248 adjustment to record an increase in professional fees and a $106 adjustment to record additional depreciation expense for items placed in service that had not been removed from CIP accounts prior to the restatement.

•        Interest and other expense, net increased by $53, or 46.5%, for the quarter ended March 31, 2006 and by $51, or 47.7%, for the quarter ended June 30, 2006. The first-quarter and second quarter increases relate to adjustments to record interest income in the correct period.

•        The change in the income tax provision during the first and second quarters represents an adjustment to the state and foreign income tax provision due to computational errors in tax provision calculations.

The impact of the restatement on the condensed consolidated balance sheets as of December 31, 2004 and as of each quarter end in 2005 is as follows:

3D SYSTEMS CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
For the Three and Nine Months Ended September 30, 2006 and 2005
(amounts in thousands, except per share data)
(unaudited)

	2004			2005
	As Previously Reported	Restatement Adjustments	Restated	As Previously Reported	Restatement Adjustments	Restated
	December 31			March 31
Consolidated Balance Sheet	(amounts in $000s)
ASSETS
Current assets:
Cash and cash equivalents	$26,276	$229	$26,505	$26,507	$295	$26,802
Accounts receivable	22,209	(13)	22,196	19,871	18	19,889
Inventories	9,512	(18)	9,494	8,505	-	8,505
Prepaid expenses and other current assets	5,278	(50)	5,228	7,735	(295)	7,440
Deposits	229	(229)	-	-	-	-
Deferred tax assets	-	-	-	-	-	-
Total current assets	63,504	(81)	63,423	62,618	18	62,636
Property and equipment, net	9,500	71	9,571	9,737	(29)	9,708
Intangible assets, net	10,224	584	10,808	10,247	-	10,247
Goodwill	45,135	-	45,135	44,978	-	44,978
Restricted cash	1,200	-	1,200	1,200	-	1,200
Lease receivable	365	-	365	-	-	-
Other assets, net	1,568	(584)	984	1,423	-	1,423
	$131,496	$(10)	$131,486	$130,203	$(11)	$130,192
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$180	$6	$186	$190	$6	$196
Accounts payable	6,937	35	6,972	6,848	-	6,848
Accrued liabilities	13,447	(112)	13,335	10,570	(65)	10,505
Customer deposits	819	-	819	793	-	793
Deferred revenue	13,797	(225)	13,572	13,991	(236)	13,755
Total current liabilities	35,180	(296)	34,884	32,392	(295)	32,097
Long-term debt, less current portion	3,745	36	3,781	3,645	29	3,674
Convertible subordinated debentures	22,704	-	22,704	22,604	-	22,604
Other liabilities	1,607	(50)	1,557	1,457	(43)	1,414
	63,236	(310)	62,926	60,098	(309)	59,789
Preferred stock	15,196	-	15,196	15,195	-	15,195
Stockholders’ equity:
Common stock	14	-	14	15	-	15
Additional paid-in capital	97,859	-	97,859	99,714	(59)	99,655
Deferred compensation	(45)	-	(45)	(949)	-	(949)
Treasury stock, at cost; 17 shares	(68)	-	(68)	(68)	59	(9)
Accumulated deficit in earnings	(44,881)	300	(44,581)	(43,686)	298	(43,388)
Accumulated other comprehensive income (loss)	185	-	185	(116)	-	(116)
Total stockholders’ equity	53,064	300	53,364	54,910	298	55,208
	$131,496	$(10)	$131,486	$130,203	$(11)	$130,192

3D SYSTEMS CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
For the Three and Nine Months Ended September 30, 2006 and 2005
(amounts in thousands, except per share data)
(unaudited)

2005
	As Previously	Restatement		As Previously	Restatement		As Previously	Restatement
	Reported	Adjustments	Restated	Reported	Adjustments	Restated	Reported	Adjustments	Restated
Consolidated Balance Sheet	June 30			September 30			December 31
(amounts in $000s)
ASSETS
Current assets:

Cash and cash equivalents	$28,121	$243	$28,364	$25,991	$242	$26,233	$24,112	$216	$24,328
Accounts receivable	19,294	(61)	19,233	21,631	(225)	21,406	33,172	(406)	32,766
Inventories	9,319	—	9,319	13,417	—	13,417	13,960	850	14,810
Prepaid expenses and other current assets	8,979	(224)	8,755	10,195	(221)	9,974	9,307	(32)	9,275
Deposits	—	—	—	—	—	—	216	(216)	—
Deferred tax assets	—	—	—	—	—	—	2,500	—	2,500
Total current assets	65,713	(42)	65,671	71,234	(204)	71,030	83,267	412	83,679
Property and equipment, net	9,256	(67)	9,189	10,449	(110)	10,339	12,166	(174)	11,992
Intangible assets, net	9,655	—	9,655	9,201	—	9,201	7,990	587	8,577
Goodwill	44,795	—	44,795	44,790	—	44,790	44,747	—	44,747
Restricted cash	1,200	—	1,200	1,200	—	1,200	1,200	—	1,200
Lease receivable	—	—	—	—	—	—	—	—	—
Other assets, net	1,164	—	1,164	852	—	852	1,572	(587)	985
	$131,783	$(109)	$131,674	$137,726	$(314)	$137,412	$150,942	$238	$151,180
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$190	$6	$196	$200	$6	$206	$200	$7	$207
Accounts payable	5,153	—	5,153	7,866	—	7,866	10,949	735	11,684
Accrued liabilities	9,025	(45)	8,980	9,996	(24)	9,972	12,174	142	12,316
Customer deposits	927	—	927	2,040	—	2,040	1,945	—	1,945
Deferred revenue	12,275	10	12,285	12,008	—	12,008	13,768	(43)	13,725
Total current liabilities	27,570	(29)	27,541	32,110	(18)	32,092	39,036	841	39,877
Long-term debt, less current portion	3,645	27	3,672	3,545	26	3,571	3,545	23	3,568
Convertible subordinated debentures	22,604	—	22,604	22,604	—	22,604	22,604	—	22,604
Other liabilities	1,063	(41)	1,022	1,018	(40)	978	1,039	(38)	1,001
	54,882	(43)	54,839	59,277	(32)	59,245	66,224	826	67,050
Preferred stock	15,211	—	15,211	15,226	—	15,226	15,242	—	15,242
Stockholders’ equity:
Common stock	15	—	15	15	—	15	15	—	15
Additional paid-in capital	106,697	(59)	106,638	107,041	(62)	106,979	106,883	(353)	106,530
Deferred compensation	(1,774)	—	(1,774)	(1,647)	—	(1,647)	(1,461)	—	(1,461)
Treasury stock, at cost; 17 shares	(68)	59	(9)	(71)	62	(9)	(154)	142	(12)
Accumulated deficit in earnings	(42,387)	(66)	(42,453)	(41,226)	(282)	(41,508)	(34,798)	(377)	(35,175)
Accumulated other comprehensive income (loss)	(793)	—	(793)	(889)	—	(889)	(1,009)	—	(1,009)
Total stockholders’ equity	61,690	(66)	61,624	63,223	(282)	62,941	69,476	(588)	68,888
	$131,783	$(109)	$131,674	$137,726	$(314)	$137,412	$150,942	$238	$151,180

3D SYSTEMS CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
For the Three and Nine Months Ended September 30, 2006 and 2005
(amounts in thousands, except per share data)
(unaudited)

The changes to the consolidated balance sheets reflected in the table above as a result of the restatement are summarized below.

•       As of December 31, 2004, the changes arising from the restatement primarily relate to the following:

•        Cash and cash equivalents increased by $229, or 0.9%, as a result of a reclassification of deposits in the balance sheet to correct an error in recording unrestricted cash in deposits.

•        Intangible assets, net increased by $584, or 5.7%, as a result of a reclassification of certain other assets in the balance sheet to conform to the current presentation.

•        Accrued liabilities decreased by $112, or 0.8%, as of December 31, 2004. This decrease relates to a $253 adjustment of the royalty expense which was overstated in 2004 and understated in 2005, offset in part by a $191 adjustment to increase the foreign tax liability.

•        Deferred revenue decreased by $225, or 1.6%, as of December 31, 2004. This decrease relates to a $225 adjustment of amortization for warranty and training revenue.

•        Other changes to the consolidated balance sheet line items at December 31, 2004 were not material, individually or in the aggregate. Such changes include miscellaneous adjustments to inventory, additional depreciation expense for items placed in service which had not been depreciated prior to restatement and miscellaneous reconciliation adjustments.

•       As of each quarter end in 2005, the changes arising from the restatement primarily relate to the following:

•        Primarily as a result of reclassifications of amounts in the balance sheet, the following changes were noted:

•       Cash and cash equivalents increased by $295, or 1.1%, as of March 31, 2005 creating a decrease of $295 in prepaid expenses and other current assets as a result of a previous error in recording unrestricted cash in prepaid expenses and other current assets. Prepaid expenses and other current assets decreased, in total, by $295, or 3.8% as of March 31, 2005.

•       Cash and cash equivalents increased by $243, or 0.9%, as of June 30, 2005 while prepaid expenses and other current assets decreased, in total, by $224, or 2.5%, as of June 30, 2005.

•       Cash and cash equivalents increased by $242, or 0.9%, as of September 30, 2005 while prepaid expenses and other current assets decreased, in total, by $221, or 2.2%, as of September 30, 2005.

•       Cash and cash equivalents increased by $216, or 0.9%, as of December 31, 2005 while deposits decreased by $216, or 100%, as of December 31, 2005. Intangible assets increased $587, or 7.3%, and other assets decreased $587, or 37.3% as of December 31, 2005.

3D SYSTEMS CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
For the Three and Nine Months Ended September 30, 2006 and 2005
(amounts in thousands, except per share data)
(unaudited)

•        The increase in accounts receivable as of March 31, 2005 primarily relates to an adjustment for recognition of warranty and training revenue while the decreases in accounts receivable as of June 30, 2005, September 30, 2005 and December 31, 2005 primarily relate to adjustments for credit memoranda discussed above that were applicable to each period.

•        Inventory increased by $850 (6.1%) as of December 31, 2005 only. The increase in inventory as of December 31, 2005 primarily relates to the $716 accrual for inventory in transit at year end where title had transferred.

•        Property and equipment, net decreased by $174 or 1.4% as of December 31, 2005 for depreciation associated with assets placed into service in that period.

•        Accounts payable increased $735, or 6.7%, as of December 31, 2005 primarily to reflect the $716 liability associated with the in-transit inventory recorded.

•        Deferred revenue decreased by $236 (1.7%) as of March 31, 2005 and changed by nominal amounts as of the last day of the second and fourth quarters. The first-quarter decrease in deferred revenue relates to a $236 adjustment to recognition of warranty and training revenue.

•        Additional paid-in capital decreased by $59 (0.1%) as of March 31, 2005 and June 30, 2005, decreased by $62 (0.1%) as of September 30, 2005 and decreased by $353 (0.3%) as of December 31, 2005. The decrease at each date was the result of a correction of an error for the incorrect recording of treasury stock at fair value in lieu of cost. Additionally, at December 31, 2005, the decrease included a $211 adjustment for the issuance of securities which were charged to additional paid-in capital as discussed above. This change for the issuance of securities will be reflected in all future balance sheet restatements contained herein.

•        Treasury stock increased by $59 (86.8%) as of March 31, 2005 and June 30, 2005, increased by $62 (87.3%) as of September 30, 2005 and increased by $142 (92.2%) as of December 31, 2005 as the result of a correction of an error in recording treasury stock as discussed above.

•        Other changes to the balance sheet line items for the 2005 periods were not material, individually or in the aggregate. Such changes include miscellaneous adjustments to inventory, additional depreciation expense for items placed in service which had not been depreciated prior to restatement.

3D SYSTEMS CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
For the Three and Nine Months Ended September 30, 2006 and 2005
(amounts in thousands, except per share data)
(unaudited)

The segment information contained in Note 24 to the Company’s Consolidated Financial Statements included in Form 10-K for the year ended December 31, 2005 contains a table of assets allocated by geographic region that has been restated as of December 31, 2005 to reflect the corrections to the allocation of assets by geographic region as well as the effect of the adjustments to the December 31, 2005 balance sheet discussed above.  The corrections were required due to previous calculation errors in compiling the appropriate data by geographic region.

	December 31, 2005 (As Previously Reported)	Restatement Adjustments	December 31, 2005 (restated)
Assets:
North America	$102,891	$(26,026)	$76,865
Germany	29,624	(15,268)	14,356
Other Europe	42,770	13,004	55,774
Asia	20,426	—	20,426
Subtotal	195,711	(28,290)	167,421
Inter-company elimination	(44,770)	28,529	(16,241)
Total assets	$150,941	$239	$151,180

3D SYSTEMS CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
For the Three and Nine Months Ended September 30, 2006 and 2005
(amounts in thousands, except per share data)
(unaudited)

The impact of the restatement on the condensed consolidated balance sheets as of March 31, 2006 and June 30, 2006 is as follows:

	2006
	As Previously Reported	Restatement Adjustments	Restated	As Previously Reported	Restatement Adjustments	Restated
Consolidated Balance Sheet	March 31			June 30
	(amounts in $000s)
ASSETS
Current assets:
Cash and cash equivalents	$26,398	$216	$26,614	$12,652	$348	$13,000
Accounts receivable	29,735	(418)	29,317	31,582	(1,359)	30,223
Inventories	16,410	(66)	16,344	22,616	(363)	22,253
Deferred tax assets	2,500	—	2,500	2,500	—	2,500
Restricted cash, current portion	—	—	—	—	1,200	1,200
Prepaid expenses and other current assets	9,910	(526)	9,384	10,580	(1,126)	9,454
Asset held for sale	—	—	—	2,827	627	3,454
Total current assets	84,953	(794)	84,159	82,757	(673)	82,084
Property and equipment, net	13,605	(281)	13,324	11,911	(911)	11,000
Intangible assets, net	7,949	—	7,949	7,300	—	7,300
Goodwill	44,843	—	44,843	45,328	—	45,328
Restricted cash, long-term	1,200	—	1,200	1,200	(1,200)	—
Other assets, net	837	—	837	765	—	765
	$153,387	$(1,075)	$152,312	$149,261	$(2,784)	$146,477
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$210	7	$217	$3,645	7	$3,652
Accounts payable	12,525	—	12,525	15,544	519	16,063
Accrued liabilities	12,143	343	12,486	10,785	765	11,550
Customer deposits	1,353	—	1,353	3,089	(125)	2,964
Deferred revenue	14,198	(119)	14,079	12,561	18	12,579
Total current liabilities	40,429	231	40,660	45,624	1,184	46,808
Long-term debt, less current portion	3,435	21	3,456	—	20	20
Convertible subordinated debentures	22,604	—	22,604	22,354	—	22,354
Other liabilities	1,060	(36)	1,024	1,117	(35)	1,082
	67,528	216	67,744	69,095	1,169	70,264
Preferred stock	15,257	—	15,257	—	—	—
Stockholders’ equity:
Common stock	16	—	16	18	—	18
Additional paid-in capital	111,344	(404)	110,940	124,021	(662)	123,359
Deferred compensation	(4,127)	—	(4,127)	—	—	—-
Treasury stock, at cost; 17 shares	(213)	193	(20)	(394)	374	(20)
Accumulated deficit in earnings	(35,631)	(1,080)	(36,711)	(43,573)	(3,665)	(47,238)
Accumulated other comprehensive income (loss)	(787)	—	(787)	94	—	94
Total stockholders’ equity	70,602	(1,291)	69,311	80,166	(3,953)	76,213
	$153,387	$(1,075)	$152,312	$149,261	$(2,784)	$146,477

3D SYSTEMS CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
For the Three and Nine Months Ended September 30, 2006 and 2005
(amounts in thousands, except per share data)
(unaudited)

The changes to the balance sheets reflected in the table above as a result of the restatement are summarized below.

•       As of March 31, 2006 and June 30, 2006, the changes arising from the restatement primarily relate to the following:

•        Cash and cash equivalents increased by $216, or 0.8%, as of March 31, 2006, and by $348, or 2.8%, as of June 30, 2006. As noted below within prepaid expenses and other current assets, these increases relate to the reclassification of certain cash amounts in the balance sheet.

•        Accounts receivable decreased by $418, or 1.4%, as of March 31, 2006, and by $1,359, or 4.3%, as of June 30, 2006. In each period, the decrease primarily relates to adjustments for credit memoranda as discussed above.

•        Prepaid expenses and other current assets decreased by $526, or 5.3%, as of March 31, 2006 and by $1,126, or 10.6%, as of June 30, 2006. The second-quarter decrease in prepaid expenses and other current assets primarily relates to $563 of reconciliation adjustments related to prepaid materials, $278 of adjustments related to the reclassification of certain amounts held on deposit that were erroneously recorded in prepaid expenses and other current assets to cash and cash equivalents as discussed above, a $160 adjustment related to the reclassification of software costs from prepaid expenses to construction in progress (“CIP”), and a $125 adjustment to correct the accrual for royalty income at June 30, 2006. The first-quarter decrease in prepaid expenses and other current assets primarily relates to $201 of reconciliation adjustments related to prepaid materials and a $216 adjustment related to the reclassification of certain amounts held on deposit to cash and cash equivalents.

•        Inventories decreased by $66, or 0.4%, as of March 31, 2006 and by $363, or 1.6%, as of June 30, 2006. The decrease in the second quarter is primarily a result of physical count variances in in-transit inventories, while the decrease in the first quarter related to an adjustment for credit memoranda as discussed above.

•        Assets held for sale, net at March 31, 2006 were not affected by the restatement but increased by $627, or 22.2%, as of June 30, 2006. The June 30, 2006 increase in the assets held for sale relates to a reclassification of an additional $627 of assets related to the Grand Junction facility from property and equipment to assets held for sale on the balance sheet at June 30, 2006.

•        Property and equipment decreased by $281, or 2.1%, as March 31, 2006 and by $911, or 7.6%, as of June 30, 2006. The second-quarter decrease in property and equipment primarily relates to the $630 reclassification adjustment discussed immediately above and $279 of adjustments to record additional depreciation expense for items placed in service that had not been removed from CIP accounts prior to the restatement. The first-quarter decrease in property and equipment relates primarily to adjustments to record additional depreciation expense for items placed in service that had not been removed from CIP accounts prior to the restatement.

3D SYSTEMS CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
For the Three and Nine Months Ended September 30, 2006 and 2005
(amounts in thousands, except per share data)
(unaudited)

•        Accounts payable did not change as of March 31, 2006 and increased by $519, or 3.5%, as of June 30, 2006. The second-quarter increase in accounts payable is the result of $519 of reconciliation adjustments between the accounts payable sub-ledgers and the general ledger as arising from the Company’s conversion to its new ERP system.

•        Accrued liabilities increased by $343, or 2.8%, as of March 31, 2006 and by $765, or 7.1%, as of June 30, 2006. The second-quarter increase primarily relates to a $268 adjustment to properly record a net unrealized loss on foreign currency hedging contracts, a $60 adjustment for income taxes, a $126 adjustment for royalty and relocation expenses; and the $207 adjustment for professional fees accrued in the first quarter. The first-quarter increase primarily relates to a $207 adjustment for professional fees for the 2005 financial statement audit partially offset by a tax credit of $53.

•        Additional paid-in capital decreased $404 as of March 31, 2006 to reflect $211 of the stock issuance costs incurred in 2005 as discussed above and $193 as the result of a correction of an error for the incorrect recording of treasury stock at fair value in lieu of cost. Additional paid-in capital decreased $662 as of June 30, 2006 due to the charge of stock issuance cost, an adjustment to correct a duplicate posting to the additional paid-in-capital account and $374 as the result of a correction of an error in recording treasury stock as discussed above.

•        Other changes to the balance sheet line items were not material, individually or in the aggregate. Such changes included a balance-sheet reclassification for unrestricted cash, miscellaneous adjustments to inventory, adjustments to amortization for warranty and training revenue and an adjustment to correct the processing of payments received for restricted stock.

3D SYSTEMS CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
For the Three and Nine Months Ended September 30, 2006 and 2005
(amounts in thousands, except per share data)
(unaudited)

The impact of the restatement on the consolidated statement of cash flows for the year ended December 31, 2004 is as follows:

	Year Ended
	As Previously	Restatement
	Reported	Adjustments	Restated
Consolidated Statement of Cash Flows	December 31, 2004
	(amounts in $000s)
Cash flows from operating activities:
Net income	$2,561	$459	$3,020
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,956	—	6,956
Bad debt benefit	(216)	—	(216)
Adjustments for inventory reserve	(310)	—	(310)
Stock-based compensation	634	—	634
Non-cash payment of interest on employee note with Common Stock	(4)	—	(4)
Loss on disposition of property and equipment	231	—	231
Changes in operating accounts:
Deposits	338	(338)	—
Accounts receivable	1,537	13	1,550
Lease receivable	21	—	21
Inventories	(189)	(60)	(249)
Prepaid expenses and other current assets	(2,908)	50	(2,858)
Other assets	316	—	316
Accounts payable	(448)	35	(413)
Accrued liabilities	(2,849)	(304)	(3,153)
Customer deposits	48	—	48
Deferred revenue	(2,340)	(193)	(2,533)
Other liabilities	(450)	(2)	(452)
Net cash provided by operating activities	2,928	(340)	2,588
Cash flows used in investing activities:
Purchases of property and equipment	(781)	—	(781)
Additions to license and patent costs	(417)	—	(417)
Software development costs	(737)	—	(737)
Net cash used in investing activities	(1,935)	—	(1,935)
Cash flows from financing activities:
Stock options, stock purchase plan and restricted stock proceeds	4,898	1	4,899
Repayment of long-term debt	(165)	—	(165)
Payments under obligation to former stockholders of 3D Systems S.A.	(852)	—	(852)
Payment of preferred stock dividends	(1,420)	—	(1,420)
Payment of accrued liquidated damages	(837)	—	(837)
Stock issuance costs	(428)	—	(428)
Payment to OptoForm minority shareholder	(49)	—	(49)
Net cash provided by financing activities	1,147	1	1,148
Effect of exchange rate changes on cash	182	14	196
Net increase in cash and cash equivalents	2,322	(325)	1,997
Cash and cash equivalents, beginning of period	23,954	554	24,508
Cash and cash equivalents, end of period	$26,276	$229	$26,505

The changes for the year ended December 31, 2004 displayed in the table above are the result of the restatement adjustments previously described in this Note 2.

3D SYSTEMS CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
For the Three and Nine Months Ended September 30, 2006 and 2005
(amounts in thousands, except per share data)
(unaudited)

The impact of the restatement on the condensed consolidated statements of cash flows for the three, six, nine and twelve month periods ended March 31, 2005, June 30, 2005, September 30, 2005 and December 31, 2005, respectively, is as follows:

	Three Months Ended			Six Months Ended
	As Previously	Restatement		As Previously	Restatement
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
Consolidated Statement of Cash Flows	March 31, 2005			June 30, 2005
	(amounts in $000s)
Cash flows from operating activities:
Net income	$1,195	$(2)	$1,193	$2,494	$(366)	$2,128
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred income taxes, net of valuation allowance	—	—	—	—	—	—
Depreciation and amortization	1,549	19	1,568	3,122	55	3,177
Bad debt provision (benefit)	(39)	—	(39)	(122)	—	(122)
Adjustments for inventory reserve	(97)	—	(97)	(694)	—	(694)
Stock-based compensation	75	—	75	551	—	551
Loss (gain) on disposition of property and equipment	1	—	1	38	—	38
Changes in operating accounts:
Deposits	(78)	78	—	(40)	40	—
Accounts receivable	1,754	(31)	1,723	1,699	48	1,747
Lease receivable	68	—	68	200	—	200
Inventories	653	(18)	635	(240)	(8)	(248)
Prepaid expenses and other current assets	(2,183)	(50)	(2,233)	(3,566)	(69)	(3,635)
Other assets	(105)	—	(105)	54	—	54
Accounts payable	(40)	(34)	(74)	(1,682)	(35)	(1,717)
Accrued liabilities	(2,818)	49	(2,769)	(3,459)	68	(3,391)
Customer deposits	(26)	—	(26)	109	—	109
Deferred revenue	494	22	516	(930)	235	(695)
Other liabilities	(91)	(41)	(132)	(419)	(7)	(426)
Net cash provided by (used in) operating activities	312	(8)	304	(2,885)	(39)	(2,924)
Cash flows used in investing activities:
Purchases of property and equipment	(764)	87	(677)	(788)	79	(709)
Proceeds on disposition of property and equipment	—	—	—	—	—	—
Additions to license and patent costs	(132)	—	(132)	(238)	—	(238)
Software development costs	(222)	—	(222)	(444)	—	(444)
Net cash used in investing activities	(1,118)	87	(1,031)	(1,470)	79	(1,391)
Cash flows from financing activities:
Stock options, stock purchase plan and restricted stock proceeds	1,115	—	1,115	7,240	—	7,240
Repayment of long-term debt	(90)	1	(89)	(90)	2	(88)
Payments under obligation to former stockholders of 3D Systems S.A.	(219)	—	(219)	(439)	—	(439)
Payment of preferred stock dividends	—	—	—	(785)	—	(785)
Stock issuance costs	—	—	—	(103)	—	(103)
Payment of accrued liquidated damages	(36)	—	(36)	(36)	—	(36)
Net cash provided by financing activities	770	1	771	5,787	2	5,789
Effect of exchange rate changes on cash	267	(14)	253	413	(28)	385
Net increase (decrease) in cash and cash equivalents	231	66	297	1,845	14	1,859
Cash and cash equivalents, beginning of period	26,276	229	26,505	26,276	229	26,505
Cash and cash equivalents, end of period	$26,507	$295	$26,802	$28,121	$243	$28,364

3D SYSTEMS CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
For the Three and Nine Months Ended September 30, 2006 and 2005
(amounts in thousands, except per share data)
(unaudited)

	Nine Months Ended			Year Ended
	As Previously	Restatement		As Previously	Restatement
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
Consolidated Statement of Cash Flows	September 30, 2005			December 31, 2005
	(amounts in $000s)
Cash flows from operating activities:
Net income	$3,655	$(582)	$3,073	$10,083	$(677)	$9,406
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred income taxes, net of valuation allowance	—	—	—	(2,500)	—	(2,500)
Depreciation and amortization	4,715	97	4,812	5,764	162	5,926
Bad debt provision (benefit)	16	—	16	(48)	—	(48)
Adjustments for inventory reserve	(720)	—	(720)	(733)	—	(733)
Stock-based compensation	699	—	699	941	—	941
Loss (gain) on disposition of property and equipment	(54)	—	(54)	(262)	—	(262)
Changes in operating accounts:
Deposits	(39)	39	—	(13)	13	—
Accounts receivable	(909)	212	(697)	(13,008)	393	(12,615)
Lease receivable	344	—	344	448	-	448
Inventories	(5,189)	(17)	(5,206)	(7,907)	(868)	(8,775)
Prepaid expenses and other current assets	(4,839)	(71)	(4,910)	(4,207)	(18)	(4,225)
Other assets	229	—	229	69	(90)	(21)
Accounts payable	1,044	(35)	1,009	4,211	700	4,911
Accrued liabilities	(2,599)	92	(2,507)	(148)	255	107
Customer deposits	1,228	—	1,228	1,157	—	1,157
Deferred revenue	(1,131)	225	(906)	763	182	945
Other liabilities	(460)	(6)	(466)	(418)	(7)	(425)
Net cash provided by (used in) operating activities	(4,010)	(46)	(4,056)	(5,808)	45	(5,763)
Cash flows used in investing activities:
Purchases of property and equipment	(1,873)	87	(1,786)	(2,603)	87	(2,516)
Proceeds on disposition of property and equipment	98	—	98	727	—	727
Additions to license and patent costs	(504)	—	(504)	(372)	—	(372)
Software development costs	(635)	—	(635)	(598)	90	(508)
Net cash used in investing activities	(2,914)	87	(2,827)	(2,846)	177	(2,669)
Cash flows from financing activities:
Stock options, stock purchase plan and restricted stock proceeds	8,020	—	8,020	8,135	—	8,135
Repayment of long-term debt	(180)	3	(177)	(180)	3	(177)
Payments under obligation to former stockholders of 3D Systems S.A.	(585)	—	(585)	(585)	—	(585)
Payment of preferred stock dividends	(785)	—	(785)	(1,617)	—	(1,617)
Stock issuance costs	(211)	—	(211)	—	(211)	(211)
Payment of accrued liquidated damages	(36)	—	(36)	(36)	—	(36)
Net cash provided by financing activities	6,223	3	6,226	5,717	(208)	5,509
Effect of exchange rate changes on cash	416	(31)	385	773	(27)	746
Net increase (decrease) in cash and cash equivalents	(285)	13	(272)	(2,164)	(13)	(2,177)
Cash and cash equivalents, beginning of period	26,276	229	26,505	26,276	229	26,505
Cash and cash equivalents, end of period	$25,991	$242	$26,233	$24,112	$216	$24,328

The changes for each period displayed in the table above are the result of the restatement adjustments previously described in this Note 2.

3D SYSTEMS CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
September 30, 2006
(amounts in thousands, except per share data)
(unaudited)

The impact of the restatement on the condensed consolidated statements of cash flows for the three-month and six-month periods ended March 31, 2006 and June 30, 2006, respectively, is as follows:

	Three Months Ended			Six Months Ended
	As Previously	Restatement		As Previously	Restatement
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
Consolidated Statement of Cash Flows	March 31, 2006			June 30, 2006
	(amounts in $000s)
Cash flows from operating activities:
Net loss	$(833)	$(704)	$(1,537)	$(8,774)	$(3,288)	$(12,062)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,514	105	1,619	2,966	437	3,403
Bad debt provision (benefit)	60	—	60	404	—	404
Stock-based compensation	452	—	452	1,336	—	1,336
Loss (gain) on disposition of property and equipment	2	—	2	(96)	—	(96)
Changes in operating accounts:
Accounts receivable	3,639	11	3,650	2,232	953	3,185
Lease receivable	—	20	20	—	69	69
Inventories	(2,352)	252	2100	(8,082)	669	(7,413)
Prepaid expenses and other current assets	(395)	420	25	(1,007)	1,017	10
Other assets	93	90	183	236	29	265
Accounts payable	1,550	(735)	815	4,484	(216)	4,268
Accrued liabilities	(495)	42	(453)	(1,504)	464	(1,040)
Customer deposits	(594)	—	(594)	1,114	(125)	989
Deferred revenue	353	(76)	277	(1,549)	62	(1,487)
Other liabilities	(2)	3	1	(57)	3	(54)
Net cash provided by (used in) operating activities	2,992	(572)	2,420	(8,297)	74	(8,223)
Cash flows used in investing activities:
Purchases of property and equipment	(2,184)	600	(1,584)	(3,888)	446	(3,442)
Proceeds on disposition of property and equipment	150	—	150	248	—	248
Additions to license and patent costs	(159)	—	(159)	(226)	—	(226)
Software development costs	(40)	(90)	(130)	(294)	(90)	(384)
Net cash used in investing activities	(2,233)	510	(1,723)	(4,160)	356	(3,804)
Cash flows from financing activities:
Stock options, stock purchase plan and restricted stock proceeds	1,687	—	1,687	2,162	(77)	2,085
Repayment of long-term debt	(100)	(2)	(102)	(100)	(3)	(103)
Payment of preferred stock dividends	—	—	—	(785)	—	(785)
Net cash provided by financing activities	1,587	(2)	1,585	1,277	(80)	1,197
Effect of exchange rate changes on cash	(60)	64	4	(280)	(218)	(498)
Net increase (decrease) in cash and cash equivalents	2,286	—	2,286	(11,460)	132	(11,328)
Cash and cash equivalents, beginning of period	24,112	216	24,328	24,112	216	24,328
Cash and cash equivalents, end of period	$26,398	$216	$26,614	$12,652	$348	$13,000

The changes for each period displayed in the table above are the result of the restatement adjustments previously described in this Note 2.

3D SYSTEMS CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
September 30, 2006
(amounts in thousands, except per share data)
(unaudited)

(3)          Inventories

Components of inventories, net are as follows:

	September 30, 2006	December 31, 2005
		Restated
Raw materials	$501	$207
Inventory held by assemblers	2,094	417
Work in process	—	55
Finished goods	26,252	14,131
	$23,657	$14,810

Inventory held by assemblers at September 30, 2006 and December 31, 2005 represented inventory sold to those assemblers and accounted for in accordance with SFAS No. 49, “Accounting for Product Financing Arrangements,” issued by the Financial Accounting Standards Board (“FASB”). See Note 4.

(4)          Outsourcing of Assembly and Refurbishment Activities

The Company has engaged selected design and manufacturing companies to assemble its equipment portfolio. This includes its InVision® 3-D printing equipment, its SLA® systems, its SLS® systems and certain other equipment items, the refurbishment of used equipment systems and the assembly of field service kits for sale by the Company to its customers.

The Company has sold to those third parties components of its raw materials’ inventory related to those systems. Such sales are recorded in the financial statements as a product financing arrangement under SFAS No. 49. Pursuant to SFAS No. 49, as of September 30, 2006 and December 31, 2005, the Company’s consolidated balance sheets included a non-trade receivable of $2,498 and $1,051, respectively, classified in prepaid expenses and other current assets reflecting the book value of the inventory sold to the assemblers for which the Company had not received payment. At September 30, 2006 and December 31, 2005, $2,094 and $417, respectively, were included in inventory with a corresponding amount included in accrued liabilities representing the Company’s non-contractual obligation to purchase assembled systems and refurbished parts produced from such inventory. Under these arrangements, the Company generally purchases assembled systems from the assemblers following the Company’s receipt of an order from a customer or as needed from the assembler to repair a component or to service equipment. Under certain circumstances, the Company purchases assembled systems from the assemblers prior to the receipt of an order from a customer. At September 30, 2006 and December 31, 2005, the Company had made $1,103 and $5,367, respectively, of progress payments to assemblers for systems forecasted to be required for resale to customers after such dates. These progress payments were recorded in prepaid expenses and other current assets in the consolidated balance sheets.

3D SYSTEMS CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
September 30, 2006
(amounts in thousands, except per share data)
(unaudited)

(5)          Property and Equipment, net

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the respective classes of assets.

Property and equipment is summarized as follows:

	September 30, 2006	December 31, 2005	Useful Life (in years)
		Restated
Land	$436	$436	—
Building	15,702	4,202	30
Machinery and equipment	24,453	21,574	3-5
Capitalized software—ERP	2,441	29	5
Office furniture and equipment	2,569	3,022	5
Leasehold improvements	3,973	3,534	Life of Lease
Rental equipment	920	910	5
Construction in progress	3,999	3,785	N/A
	54,493	37,492
Less: Assets held for sale, net	(3,454)	—
Accumulated depreciation	(26,593)	(25,500)
	$24,446	$11,992

Depreciation expense was $648 and $726 for the three months ended September 30, 2006 and September 30, 2005, respectively, and $1,921 and $2,068 for the nine months ended September 30, 2006 and September 30, 2005, respectively. Leasehold improvements are amortized on a straight-line basis over the shorter of (i) their estimated useful lives and (ii) the estimated or contractual life of the related lease. The Company accelerated amortization of the leasehold improvements related to its Valencia facility as a result of its substantially reduced use of the facility at September 30, 2006. Accordingly, such leasehold improvements have been fully amortized as of September 30, 2006. Such accelerated amortization amounted to $23 in the third quarter of 2006 and $66 for the nine months ended September 30, 2006.

For the three months ended September 30, 2006 and 2005, the Company recognized software amortization expense of $156 and $3, respectively. For the nine months ended September 30, 2006 and 2005, the Company recognized software amortization expense of $246 and $13, respectively.

The Company ceased operations at its Grand Junction, Colorado facility on April 28, 2006. The facility was listed for sale during the first quarter of 2006. During the third quarter and first nine months of 2006, the Company received $0 and $98, respectively, in proceeds (net gain of $0 and $78, respectively) from the sale of certain personal property associated with this facility that was no longer required for the Company’s operations. Following the closing of the Grand Junction facility, approximately $3,454 of net assets, comprised of $436 of land and $3,018 of building and improvements, associated with the facility were reclassified on the Company’s consolidated balance sheet from long-term assets to current assets, where they have been recorded as assets held for sale. Following the closing of this facility, the Company

3D SYSTEMS CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
September 30, 2006
(amounts in thousands, except per share data)
(unaudited)

ceased to record depreciation expense related to this facility, which amounted to $570 per year.  In November 2006, the Company accepted an offer to purchase the facility for a cash price of $7,000, completion of which is subject to customary closing conditions. See Note 8.

(6)          Intangible Assets

(a)   Licenses and Patent Costs

Licenses and patent costs are summarized as follows:

	September 30, 2006	December 31, 2005	Weighted average useful life (in years)
Licenses, at cost	$2,333	$2,333	fully amortized
Patent costs	18,571	18,226	7.7
	20,904	20,559
Less: Accumulated amortization	(16,058)	(15,034)
	$4,846	$5,525

For the nine months ended September 30, 2006 and September 30, 2005, the Company capitalized $331 and $504, respectively, of costs to acquire, develop and extend patents in the United States and certain other countries. Amortization expense related to such intangible assets was $322 and $335 for the three months and $1,024 and $1,005 for the nine months ended September 30, 2006 and September 30, 2005, respectively.

(b)   Acquired Technology

Acquired technology is summarized as follows:

	September 30, 2006	December 31, 2005
Acquired technology	$10,222	$10,148
Less: Accumulated amortization	(8,895)	(7,683)
	$1,327	$2,465

The remaining unamortized acquired technology was purchased in 2001 in connection with the DTM acquisition and assigned a useful life of six years, extending to 2007. Amortization expense related to acquired technology was $379 and $380 for the three months and $1,212 and $1,138 for the nine months ended September 30, 2006 and September 30, 2005, respectively. The Company expects the total amortization expense with respect to remaining unamortized acquired technology to be $380 for the remainder of 2006 and $947 in 2007, at which time these costs will be fully amortized.

(c)   Other Intangible Assets

The Company had $702 and $587 of other net intangible assets as of September 30, 2006 and December 31, 2005, respectively. Amortization expense related to such intangible assets was $218 and $198

3D SYSTEMS CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
September 30, 2006
(amounts in thousands, except per share data)
(unaudited)

for the three months and $408 and $604 for the nine months ended September 30, 2006 and September 30, 2005, respectively.

(7)          Hedging Activities and Derivative Instruments

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

At September 30, 2006 and 2005, the notional amount of these contracts at their respective settlement dates amounted to $10,172 and $7,494, respectively. At September 30, 2006, these contracts included both the purchase and sale of currencies other than the U.S. dollar. The purchase contracts related primarily to the purchases of inventory agreed to be made from a third party denominated in Swiss francs. The foreign currency sales contracts were denominated in euros, pound sterling and Japanese yen and were entered into to hedge intercompany purchase obligations of the Company’s subsidiaries. At September 30, 2006, these contracts included only the purchase of currencies other than the U.S. dollar. The respective notional amounts of these contracts at September 30, 2006 and 2005 aggregated Swiss franc 1,742 and 2,050, respectively (equivalent to $1,417 and $1,634, respectively, at settlement date), euros 3,300 and 1,850, respectively (equivalent to $4,176 and $2,229, respectively, at settlement date), pounds sterling 315 and 0, respectively (equivalent to $576 and $0, respectively, at settlement date) and Japanese yen 460,000 and 396,000, respectively (equivalent to $4,004 and $3,631, respectively, at settlement date.)

During 2005, the Company entered into a range-forward arrangement with a large, creditworthy financial institution to hedge certain other currency-rate exposures in Japanese yen. This arrangement established a collar around a range of exchange rates between 106.0 and 113.5 Japanese yen to the U.S. dollar to hedge 95,000 Japanese yen (approximate equivalent range of $896 to $837) of inter-company payments from the Company’s Japanese subsidiary. Both the put and call options entered into under the hedge arrangement were for the same monetary amount and maturity date.

3D SYSTEMS CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
September 30, 2006
(amounts in thousands, except per share data)
(unaudited)

The dollar equivalent of the foreign currency contracts and related fair values as of September 30, 2006 and December 31, 2005 were as follows:

	Foreign Currency Option Contracts		Foreign Currency Purchase Contracts		Foreign Currency Sales Contracts
	September 30, 2006	December 31, 2005	September 30, 2006	December 31, 2005	September 30, 2006	December 31, 2005
Notional amount	$—	$837	$1,417	$1,269	$8,755	$4,624
Fair value	—	866	1,400	1,258	8,686	4,519
Net unrealized gain (loss)	$—	$29	$(17)	$(11)	$69	$105

The net fair value of all of these contracts at September 30, 2006 and December 31, 2005, reflected unrealized gains (losses) of $52 and $123, respectively. These foreign currency contracts expire at various dates between October 10, 2006 and October 31, 2006.

Changes in the fair value of derivatives are recorded in cost of sales in the consolidated statements of operations. Depending on their fair value at the end of the reporting period, derivatives are recorded either in prepaid expenses and other current assets or in accrued liabilities in the consolidated balance sheets.

The total impact of foreign-currency derivatives on the consolidated statement of operations was a gain (loss) of $(179) and $51 for the three and nine months ended September 30, 2006 and $(105) and $(724) for the three and nine months ended September 30, 2005, respectively.

The Company is exposed to credit risk if the counterparties to such transactions are unable to perform their obligations. However, the Company seeks to minimize such risk by entering into transactions with counterparties that are believed to be creditworthy financial institutions.

3D SYSTEMS CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
September 30, 2006
(amounts in thousands, except per share data)
(unaudited)

(8)          Borrowings

Total outstanding borrowings were as follows:

	September 30, 2006	December 31, 2005
	(dollars in thousands)
Line of credit	$—	$—
Industrial development revenue bonds:
Current portion of long-term debt	$3,545	$200
Long-term debt, less current portion	—	3,545
Total	$3,545	$3,745
Capital lease obligations:
Current portion of capitalized lease obligation	$60	$—
Capitalized lease obligation, less current portion	8,859	—
Total	$8,919	$—
Subordinated debt:
6% convertible subordinated debentures	$15,354	$22,604
Installment note:
Current portion of installment note	$7	$7
Installment note, less current portion	18	23
Total	$25	$30
Total current portion of debt	$3,612	$207
Total long-term portion of debt	24,231	26,172
Total debt	$27,843	$26,379

Silicon Valley Bank loan and security agreement

The Company maintains a loan and security agreement with Silicon Valley Bank that, as amended, is scheduled to expire on July 1, 2007. This credit facility provides that the Company and certain of its subsidiaries may borrow up to $15,000 of revolving loans and includes sub-limits for letter of credit and foreign exchange facilities. The credit facility is secured by a first lien in favor of Silicon Valley Bank on certain of the Company’s assets, including domestic accounts receivable, inventory and certain fixed assets. Interest accrues on outstanding borrowings at either the Bank’s prime rate in effect from time to time or at a LIBOR rate plus a borrowing margin, which prior to January 12, 2007 was 2.25% for LIBOR loans. The Company is obligated to pay, on a quarterly basis, a commitment fee equal to 0.375% per annum of the unused amount of the facility.

The facility, as amended, imposes certain limitations on the Company’s activities, including limitations on the incurrence of debt and other liens, limitations on the disposition of assets, limitations on the making of certain investments and limitations on the payment of dividends on the Company’s Common Stock. The facility also requires the Company to maintain compliance with certain financial covenants, including (a) a quick ratio (as defined in the credit facility) of at least 1.00:1.00 as of the end of each calendar quarter and

3D SYSTEMS CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
September 30, 2006
(amounts in thousands, except per share data)
(unaudited)

(b) a ratio of total liabilities less subordinated debt to tangible net worth (as each such term is defined in the credit facility) of not more than 2.00:1.00 as of December 31, 2005 and at the end of each calendar quarter thereafter. The credit facility also requires that the Company maintain, on a trailing four-quarter basis, EBITDA (as defined in the credit facility) in an amount not less than $18 million for certain periods ending on or before December 31, 2005 and not less than $15 million for each test period ended on or after March 31, 2006.

The Company was in compliance with these financial covenants at December 31, 2005, except for the minimum EBITDA covenant, which non-compliance the Bank agreed to waive. The Company obtained a waiver from its compliance with certain of these financial covenants from the Bank as of June 30, 2006. Effective January 12, 2007, the Company and the Bank entered into an additional amendment to the loan and security agreement under which, among other things, the Bank agreed to waive the Company’s non-compliance with certain of the financial covenants as of September 30, 2006, including the quick ratio and minimum EBITDA covenant, certain of the financial covenants were agreed to be modified for periods ending after September 30, 2006, and the parties agreed that borrowings under that agreement in excess of $10,000 would be subject to a borrowing base tied to the Company’s accounts receivable and that effective January 12, 2007 borrowing margins for base-rate loans would be 50 basis points for such loans up to $10,000 aggregate principal amount and 100 basis points for such loans in excess of that amount and that borrowing margins for LIBOR-rate loans would be 275 basis points for such loans up to $10,000 aggregate principal amount and 325 basis points for such loans in excess of that amount. The Company paid the Bank a $16 fee in connection with this amendment.

At September 30, 2006 and December 31, 2005, respectively, the Company had $977 and $1,659 of foreign exchange forward contracts outstanding with Silicon Valley Bank. No borrowings or letters of credit were outstanding under this facility at either September 30, 2006 or December 31, 2005. See Note 7.

Industrial development bonds

The Company’s Grand Junction, Colorado facility was financed by industrial development bonds in the original aggregate principal amount of $4,900. At September 30, 2006, the outstanding principal amount of these bonds was $3,545. Interest on the bonds accrues at a variable rate of interest and is payable monthly. The interest rate at September 30, 2006 was 3.84%. Principal payments are due in semi-annual installments through August 2016. The Company has made all scheduled payments of principal and interest on these bonds. The bonds are collateralized by, among other things, a first mortgage on the facility, a security interest in certain equipment and an irrevocable letter of credit issued by Wells Fargo Bank, N.A. pursuant to the terms of a reimbursement agreement between the Company and Wells Fargo. The Company is required to pay an annual letter of credit fee equal to 1% of the stated amount of the letter of credit.

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

3D SYSTEMS CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
September 30, 2006
(amounts in thousands, except per share data)
(unaudited)

to substitute a standby letter of credit issued by a bank acceptable to Wells Fargo as collateral in place of the funds held in that account.

The reimbursement agreement, as amended, contains financial covenants that require, among other things, that the Company maintain a minimum tangible net worth (as defined in the reimbursement agreement) of $23.0 million plus 50% of net income from July 1, 2001 forward and a fixed-charge coverage ratio (as defined in the reimbursement agreement) of no less than 1.25 to 1.00. The Company is required to demonstrate its compliance with these financial covenants as of the end of each calendar quarter. As of December 31, 2005, the Company was in compliance with these financial covenants both before and after giving effect to the restatement. As of the periods ended June 30, 2006 (after giving effect to the restatement) and September 30, 2006, the Company was not in compliance with the fixed-charge coverage ratio. On January 24, 2007, Wells Fargo agreed to waive this non-compliance in consideration of the payment by the Company of a $36 non-refundable waiver fee.

As discussed above, the Company ceased operations at the Grand Junction facility on April 28, 2006, and the facility was listed for sale. Upon the sale of the facility, the Company expects to either pay off these bonds or, with the approval of Wells Fargo, have them assumed by the buyer. As noted above, in November 2006, the Company agreed to sell the facility for a cash price of $7,000, completion of which is subject to customary closing conditions.

As a result of the proposed sale of the Grand Junction facility, discussed above, the following assets and liabilities have been reclassified from long-term to short-term assets or liabilities, as the case may be, on the balance sheet at September 30, 2006:

Current assets:
Assets held for sale	$3,454
Restricted cash	$1,200
Current liabilities:
Industrial development bonds	$3,545

Such restricted cash is held on deposit as partial security for the Company’s obligations under the industrial development bonds discussed above, and therefore it is not available to the Company for its general use.

6% Convertible Subordinated Debentures

In the third quarter of 2006, $7,000 aggregate principal amount of the Company’s outstanding 6% convertible subordinated debentures were converted by their holders into 688 shares of Common Stock. After giving effect to all conversions made prior to September 30, 2006, at that date $15,354 aggregate principal amount of 6% convertible subordinated debentures remained outstanding, and they were convertible into an aggregate of 1,508 shares of Common Stock.

Previously, in the fourth quarter of 2003, the Company privately placed $22,704 of 6% convertible subordinated debentures with institutional and accredited investors. The net proceeds from the issuance of these debentures, after deducting capitalized issuance costs of $578, amounted to $22,126. The capitalized issuance costs are being amortized to interest expense over the 10-year life of the debentures. As a result of

3D SYSTEMS CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
September 30, 2006
(amounts in thousands, except per share data)
(unaudited)

the conversion of $7,000 of these debentures in the third quarter of 2006, the Company expensed $100 of remaining unamortized financing costs during the third quarter of 2006.

The 6% convertible subordinated debentures bear interest at the rate of 6% per year payable semi-annually in arrears in cash on May 31 and November 30 of each year. They are convertible into shares of Common Stock at the option of the holders at any time prior to maturity at $10.18 per share, subject to customary anti-dilution adjustments. Commencing on November 24, 2006, the Company has the right to redeem the debentures, in whole or in part, at a price equal to 100% of the then outstanding principal amount of the debentures being redeemed, together with all accrued and unpaid interest and other amounts due in respect of the debentures. The aggregate principal amount of these debentures then outstanding matures on November 30, 2013. If the Company undergoes a change in control (as defined), the holders may require the Company to redeem the debentures at 100% of their then outstanding principal amount, together with all accrued and unpaid interest and other amounts due in respect of the debentures.

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

Rock Hill Facility Lease Agreement

On February 8, 2006, the Company entered into a Lease Agreement with KDC-Carolina Investments 3, LP pursuant to which KDC constructed and agreed to lease to the Company an approximately 80 square foot building in Rock Hill, South Carolina in connection with the relocation of the Company’s headquarters from Valencia, California, and the transfer of certain operations of its Grand Junction, Colorado facility, to Rock Hill. Under the terms of this Lease, KDC will lease the building to the Company for an initial 15-year term following completion. The Company took occupancy of the building in November 2006. In connection with its relocation to the Rock Hill facility, the Company vacated most of the Valencia facility during the third quarter.

After its initial term, the Lease provides the Company with the option to renew the Lease for two additional five-year terms as well as the right to cause KDC, subject to certain terms and conditions, to expand the leased premises during the term of the Lease, in which case the term of the Lease would be extended. The Lease is a triple net lease and provides for the payment of base rent of approximately $707 in each of full calendar years one through five, $750 in each of calendar years nine through ten and $794 in each of calendar years eleven through fifteen. Under the terms of the Lease, the Company will be obligated to pay all taxes, insurance, utilities and other operating costs with respect to the leased premises. The Lease also grants the Company the right to purchase the leased premises and undeveloped land surrounding the leased premises on terms and conditions described more particularly in the Lease.

3D SYSTEMS CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
September 30, 2006
(amounts in thousands, except per share data)
(unaudited)

On August 7, 2006, the Company and KDC entered into a first amendment to the Lease pursuant to which, among other things, the Company agreed to pay the costs of certain tenant improvements and change orders with a total cost to the Company of $2,016. On October 6, 2006, the Company and KDC entered into a second amendment to the Lease pursuant to which, among other things, the Company agreed to pay the costs of certain additional tenant improvements and change orders increasing the total cost to the Company to $3,007, and on December 18, 2006, the Company and KDC entered into a third amendment to the Lease pursuant to which, among other things, the Company agreed to pay the costs of certain additional tenant improvements and change orders increasing the total cost to the Company to $3,188. As a result of these amendments, under Financial Accounting Standards Board Emerging Issues Task Force Issue Number 97-10 (“EITF 97-10”), “The Effect of Lessee Involvement in Asset Construction,” the Company is considered an owner of the property. Therefore, as required by EITF 97-10, the Company recorded $8,919 as of September 30, 2006 as construction in progress with a corresponding capitalized lease obligation in the liabilities section of the consolidated balance sheet. See Note 16.

Installment Loan

The installment debt relates to an auto loan for a term of 72 months at $0.7 per month for a motor vehicle that the Company purchased in 2003 for the use of the Company’s chief executive officer as provided for in his employment agreement entered into in 2003. The implicit interest rate is 8% per annum.

(9)          Convertible Preferred Stock

On June 8, 2006, all of the Company’s then outstanding Series B Convertible Preferred Stock was converted by its holders into 2,640 shares of Common Stock, including 23 shares of Common Stock covering accrued and unpaid dividends to June 8, 2006. During the third quarter and first nine months of 2006, the Company recognized $0 and $1,414 of dividend cost, respectively, including $1,003 of non-cash cost associated with the initial offering costs that remained unaccreted as of June 8, 2006 and accrued dividends to June 8, 2006.

(10)   Severance and Restructuring

As of September 30, 2006, the Company was in the process of moving its corporate headquarters, principal research and development activities and all other key corporate support functions to its new facility in Rock Hill, South Carolina. The Company established an initial base of operations in Rock Hill and commenced local operations there in January 2006. In connection with this project, the Company incurred expenses for personnel, relocation, recruiting and other non-cash items amounting to $1,745 for the three months ended September 30, 2006 and $5,663 for the nine months ended September 30, 2006, of which $14 and $86, respectively, were non-cash costs related to the amortization and write-off of fixed assets. No such costs were incurred in the 2005 periods. In November 2006, the Company occupied the new Rock Hill facility. See Note 8.

The lease for the Company’s Valencia facility continues until December 31, 2007. At September 30, 2006, the Valencia facility had not been subleased, and the Company believes that it is unlikely that it will be able to sublease the facility given current market conditions, the configuration of the space and the

3D SYSTEMS CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
September 30, 2006
(amounts in thousands, except per share data)
(unaudited)

short remaining term of the lease. The Company plans to continue to utilize a portion of the facility until the expiration of the lease. See Note 15.

(11)   Stock-based Compensation Plans

The Company maintains stock-based compensation plans that are described more fully in Note 18, “Stockholders’ Equity,” to the consolidated financial statements for the year ended December 31, 2005 filed with the Company’s Annual Report on Form 10-K.

The Company adopted SFAS No. 123R effective January 1, 2006 and began recording compensation expense for previously issued stock options that vest subsequent to that date. Compensation expense under SFAS No. 123R was $171 for the three months ended September 30, 2006 and $555 for the nine months ended September 30, 2006 and is included in selling, general and administrative expenses in the condensed consolidated statements of operations. The Company used a Black-Scholes option pricing model to determine the fair value of the unvested options at December 31, 2005. The compensation expense reflects a reduction in expense for an annualized 3.12% forfeiture rate and also reflects a stock price volatility rate of 0.54. No stock options have been granted since 2004.

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

3D SYSTEMS CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
September 30, 2006
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
	Restated	Restated
Net income available to common stockholders, as reported	$533	$1,805
Add: Stock-based employee compensation (benefit) included in reported net earnings, net of related tax benefits	(13)	(13)
Deduct: Stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(424)	(1,213)
Pro forma net income	$96	$579
Basic net income available to common stockholders per share:
As reported	$0.04	$0.12
Pro forma	0.01	0.04
Diluted net income available to common stockholders per share:
As reported	$0.03	$0.11
Pro forma	0.01	0.04

The Company granted restricted stock awards to certain employees, including executive officers, covering 0 shares and 137 shares of Common Stock during the quarter and nine-month period ended September 30, 2006, respectively, pursuant to the Company’s 2004 Incentive Stock Plan. Shares of restricted Common Stock awarded under that Plan are issued for a purchase price of $1.00 per share and are subject to forfeiture for a period of three years following their date of grant in the event that the recipient leaves the employ of the Company other than as a result of death or disability. The Company records compensation expense with respect to these awards in an amount equal to the difference between the fair market value of the Common Stock covered by each award on the date of grant less the amount payable by each recipient in accordance with SFAS No. 123R. For the three months ended September 30, 2006 and 2005, the Company recorded $402 and $35, respectively, of compensation expense associated with restricted stock awards granted during the quarter and amortization of awards granted prior to the third quarter. The comparable expense for the nine months ended September 30, 2006 and 2005, was $982 and $162, respectively. Certain of the awards made in the nine-month periods of 2006 and 2005 were made in lieu of, or as an alternative to, cash bonuses that had previously been accrued with respect to 2005 and 2004, respectively. As a result, the Company reduced its accrual for 2005 cash-based bonuses by a net amount of $256 in the nine months ended September 30, 2006 and, for 2004, reduced its accrual for cash-based bonuses by a net amount of $256 in the nine months ended September 30, 2005. The Company has reclassified deferred compensation previously recorded with respect to restricted stock awards from deferred compensation in stockholders’ equity to additional paid-in capital on its consolidated balance sheet and is amortizing such amounts on a basis that is consistent with previous periods.

For the nine-month periods ended September 30, 2006 and September 30, 2005, the Company awarded during each period 18 shares of Common Stock to non-employee directors under the Company’s Restricted Stock Plan for Non-Employee Directors and recorded $372 and $350, respectively, in compensation expense associated with those awards.

3D SYSTEMS CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
September 30, 2006
(amounts in thousands, except per share data)
(unaudited)

(12)   Computation of Net Income (Loss) Per Share

The following is a reconciliation of the numerator and denominator of the basic and diluted net income (loss) per share computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
		Restated		Restated
Numerator:
Net income (loss) available to common stockholders—numerator for basic net income (loss) per share	$(11,259)	$533	$(24,735)	$1,805
Add: Series B Convertible Preferred Stock dividends	—	—	—	—
Interest expense associated with 6% convertible subordinated debentures	—	—	—	—
Net income (loss) available to common stockholders—numerator for dilutive net income (loss) per share	$(11,259)	$533	$(24,735)	$1,805
Denominator:
Denominator for basic net income (loss) per share—weighted average shares	18,375	15,146	16,689	14,838
Add: Effect of dilutive securities:
Stock options and restricted stock	—	1,076	—	1,141
Series B Convertible Preferred Stock	—	—	—	—
6% convertible subordinated debentures	—	—	—	—
Denominator for diluted net income (loss) per share—weighted average shares	18,375	16,222	16,689	15,979

All outstanding shares of Series B Convertible Preferred Stock were converted into 2,640 shares of Common Stock effective June 8, 2006, and such shares of Common Stock are included in the weighted average shares of Common Stock outstanding as of September 30, 2006 for the purposes of calculating diluted net income (loss) per share available to common stockholders for the three months and nine months ended September 30, 2006. See Note 9.

For the three months and nine months ended September 30, 2006 no shares issuable upon the exercise of outstanding stock options were included in the calculation of net loss per share. For the three months and nine months ended September 30, 2005, 50 shares issuable upon the exercise of out-of-the-money outstanding stock options were excluded from the calculation of diluted net loss per share because, in each case, their effects would have been anti-dilutive, that is, they would have reduced net loss or increased net income per share.

For each 2006 and 2005 period presented in the table above, 1,508 and 2,220 shares of Common Stock, respectively, issuable upon conversion of outstanding 6% convertible subordinated debentures were excluded from the calculation of diluted net income (loss) per share because their effects would have been anti-dilutive, that is, they would have reduced net loss or increased net income per share available to the common stockholders.

3D SYSTEMS CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
September 30, 2006
(amounts in thousands, except per share data)
(unaudited)

(13)   Income Taxes

For the three months ended September 30, 2006 and 2005, the Company used a 2.9% and 8.7%, respectively, effective income tax rate to determine its tax provision for those quarters. For the nine months ended September 30, 2006 and 2005, the Company used a 0.9% and 12.0%, respectively, effective income tax rate to determine its tax provision for those nine-month periods. The rates used in the 2006 periods are net of the effect of a valuation allowance that the Company recorded at September 30, 2006 against the $2,500 of net deferred tax assets previously recorded on the Company’s consolidated balance sheet.

In the third quarter of 2006, the Company recorded a $2,500 valuation allowance against the net deferred tax assets previously recorded at December 31, 2005 on its consolidated balance sheet when the Company determined that it was more likely than not that it would not be able to utilize a portion of its deferred tax assets attributable to anticipated U.S. income. As a result of the losses incurred during the first nine months of 2006 and the related prospects for the near future, the Company believes that recordation of a valuation allowance against these deferred tax assets is prudent and appropriate in accordance with SFAS No. 109, “Accounting for Income Taxes.”

As of September 30, 2006, the Company maintained a full valuation allowance on substantially all of its deferred tax assets in various tax jurisdictions. The Company intends to continue to assess the valuation allowance periodically under the standards of SFAS No. 109.

For a discussion of other tax matters relating to the Company, please see Note 23 to the consolidated financial statements for the year ended December 31, 2005 filed with the Company’s Annual Report on Form 10-K.

(14)   Segment Information

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

3D SYSTEMS CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
September 30, 2006
(amounts in thousands, except per share data)
(unaudited)

Such summarized financial information concerning the Company’s geographical operations is shown in the following tables:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
		Restated		Restated
Revenue from unaffiliated customers:
North America	$13,347	$14,743	$43,729	$43,722
Germany	6,017	6,327	14,946	17,142
Other Europe	6,427	6,430	19,010	19,631
Asia	5,679	4,673	14,559	14,546
Total	$31,470	$32,173	$92,244	$95,041

All revenue between geographic areas is recorded at transfer prices which are above cost and provide for an allocation of profit between entities.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
		Restated		Restated
Revenue from or transfers between geographic areas:
North America	$11,006	$9,780	$30,074	$28,519
Germany	406	685	2,496	2,004
Other Europe	1,962	1,171	4,064	3,863
Asia	—	—	—	—
Total	$13,374	$11,636	$36,634	$34,386

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
		Restated		Restated
Income (loss) from operations:
North America	$(8,530)	$(95)	$(15,238)	$3,454
Germany	(279)	(442)	443	(1,136)
Other Europe	495	94	(3,222)	1,338
Asia	(1,019)	1,222	(334)	1,271
Subtotal	(9,333)	779	(18,351)	4,927
Intercompany elimination	651	573	(2,006)	(514)
Total	$(8,682)	$1,352	$(20,357)	$4,413

	September 30, 2006	December 31, 2005
		Restated
Assets:
North America	$70,959	$76,865
Germany	20,153	14,356
Other Europe	58,909	55,774
Asia	15,789	20,426
Subtotal	165,810	167,421
Inter-company elimination	(19,601)	(16,241)
Total assets	$146,209	$151,180

3D SYSTEMS CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
September 30, 2006
(amounts in thousands, except per share data)
(unaudited)

The Company’s revenue from unaffiliated customers by type was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
		Restated		Restated
Systems and other products	$9,333	$12,007	$29,163	$33,611
Materials	13,399	10,867	36,754	31,854
Services	8,738	9,299	26,327	29,576
Total revenue	$31,470	$32,173	$92,244	$95,041

(15)   Commitments and Contingencies

Effective April 1, 2006, the Company entered into an agreement with Symyx Technologies, Inc. under which the Company and Symyx will work together to discover and commercialize advanced materials for use in the Company’s rapid prototyping and rapid manufacturing solutions. Under this agreement, the Company will fund up to $2,400 of research over a two-year period to enable Symyx to develop new materials’ formulations that the Company could commercialize for rapid prototyping and rapid manufacturing applications. During the third quarter of 2006 and the first nine months of 2006, respectively, the Company recorded $300 and $600 of research and development expense related to this agreement.

In connection with the relocation of the Company’s headquarters to Rock Hill, South Carolina from Valencia, California, the Company vacated most of the Valencia facility during the third quarter of 2006. The costs associated with the Valencia lease through its expiration on December 31, 2007 amount to approximately $800, which the Company expects to expense as operating costs as they are incurred.

On May 6, 2003, the Company received a subpoena from the U.S. Department of Justice to provide certain documents to a grand jury investigating antitrust and related issues within its industry. The Company understands that the issues being investigated include issues involving the consent decree that the Company entered into and that was filed on August 16, 2001 with respect to the Company’s acquisition of DTM Corporation and the requirement of that consent decree that the Company issue a broad intellectual property license with respect to certain patents and copyrights to another entity already manufacturing rapid prototyping industrial equipment. The Company complied with the requirement of that consent decree for the grant of that license in 2002. In connection with that investigation, the grand jury has taken testimony from various individuals, including certain of its current and former employees and executives. The Company was advised that it is not a target of the grand jury investigation, and the Company has not been informed that this status has changed. In October 2006, the Company received additional subpoenas to provide certain additional information to that grand jury. The Company has furnished documents required by the subpoenas and is otherwise complying with the subpoenas.

On November 16, 2006, the Company received a Nasdaq Staff Determination notice indicating that the Company’s Common Stock was subject to delisting because the Company was not in compliance with Nasdaq Marketplace Rule 4310(c)(14), which requires the timely filing of periodic reports in order for continued listing. The Company received the letter because it did not timely file its Quarterly Report on Form 10-Q for the period ended September 30, 2006. The Company requested and was granted a hearing before a Nasdaq Listing Qualifications Panel (the “Panel”) to review the Staff Determination. On

3D SYSTEMS CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
September 30, 2006
(amounts in thousands, except per share data)
(unaudited)

January 11, 2007, a hearing was held before the Panel regarding the Company’s appeal of the Staff Determination to delist the Company’s Common Stock. The Panel is expected to issue decision within 30 days after the hearing.

The Company is involved in various legal matters incidental to its business. The Company’s management believes, after consulting with counsel, that the disposition of these legal matters will not have a material effect on the Company’s consolidated results of operations or consolidated financial position.

(16)   Subsequent Events

On December 18, 2006, the Company agreed to purchase its new corporate headquarters in Rock Hill, SC for $10,048 subject to customary closing conditions, and on January 5, 2007 the Company and the seller amended the original purchase agreement. Pursuant to the purchase agreement, as amended, the Company made an initial earnest money deposit on December 18, 2006 in the amount of $301 and was obligated to make a subsequent earnest money deposit on January 15, 2007 in the amount of $703. On January 12, 2007 the Company gave written notice of termination to the seller which had the effect of excusing the Company from making the additional $703 deposit. The $301 deposit was fully earned by and paid over to the seller. Subsequent to that date, the Company and the seller are continuing to seek to arrange financing that would enable the Company to carry out the purchase agreement. No assurances can be given that the Company will obtain adequate financing that would enable it to consummate the purchase agreement. If a closing under the purchase agreement does not occur, under the terms of that agreement, the existing lease of the headquarters facility will remain in effect. See Note 8.

On October 12, 2006, the Company entered into a master lease agreement to finance certain furniture, fixtures and equipment predominately related to the Company’s new corporate headquarters. The Company has financed approximately $542 of furniture, fixtures and equipment pursuant to such lease. The lease will be accounted for as a capital lease as a result of a bargain purchase option at the expiration of the lease term.

(17)   Recent Accounting Pronouncements

In July 2006, FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Company recognize the impact of a tax position in its financial statements if that position is more likely than not of being sustained on audit, based on technical merits of this position.  The provisions of FIN 48 became effective as of January 1, 2007, with any cumulative effect of the change in accounting principle to be recorded as an adjustment to the Company’s accumulated earnings (loss) and related income tax liabilities at that date.  The Company is currently evaluating the impact on its financial statements of adopting FIN 48.  The Company currently believes that this statement will not have a material effect on its results of operations or consolidated financial position.

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—An Amendment of FASB Statements No. 133 and 140.”  This statement allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair-value basis. This statement is effective for instruments that are acquired or issued after the beginning

3D SYSTEMS CORPORATION
Notes to Condensed Consolidated Financial Statements (Continued)
September 30, 2006
(amounts in thousands, except per share data)
(unaudited)

of an entity’s first fiscal year that begins after September 15, 2006. The Company believes that SFAS No. 155 will not have a material effect on its results of operations or consolidated financial position.

In March 2006, FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—An Amendment of FASB Statement No. 140.”  This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract. The Company does not engage in these activities, and therefore it believes that this statement will not have a material effect on its results of operations or consolidated financial position.

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements.”  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  This statement does not require any new fair value measurements. This statement is expected to be applied prospectively and is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company believes that the adoption of SFAS No. 157 will not have a material effect on its results of operations or consolidated financial position.

In September 2006, FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.”  This statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statements of financial position and to recognize changes in that funded status in the year in which the changes occur through adjustments to comprehensive income.  This statement is required to be applied as of the end of the fiscal year ending after December 15, 2006.  The Company does not maintain these types of postretirement plans, and therefore it believes that this statement will not have a material effect on its results of operations or consolidated financial position.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”).  SAB 108 adds Section N to Topic 1, Financial Statements, of the Staff Accounting Bulletin Series.  SAB 108 provides guidance on the consideration of the effects of prior-year misstatements in quantifying current-year misstatements for the purpose of a materiality assessment.  Application of SAB 108 is encouraged in any report for an interim period of the first fiscal year ending after November 15, 2006.  Previously filed interim reports need not be amended.  However, comparative information presented in reports for interim periods of the first year subsequent to initial application should be adjusted to reflect the cumulative effect adjustment as of the beginning of the year of initial application.  The Company has taken the provisions of SAB 108 into account in restating its financial statements as set forth in this Form 10-Q.

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

As discussed in greater detail below, certain of these risks and uncertainties resulted in material adverse effects on our Consolidated Statements of Operation for the quarter and nine months ended September 30, 2006 and on our Consolidated Balance Sheet and Statements of Cash Flows as of and for the periods then ended.

Business Overview

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

Restatement of Financial Statements

On November 3, 2006, we announced that management and the Audit Committee of our Board of Directors had determined, based on information presented by our management in connection with the preparation of our financial statements for the third quarter of 2006, that our financial statements included in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2006 and June 30, 2006 contained errors. As a result, the Audit Committee concluded that those financial statements should be restated and that investors should not rely upon those financial statements without taking into account the effects of the restated financial information that is included in this Form 10-Q.

We also announced at that time that we were assessing whether our financial statements for prior periods should be restated. On December 14, 2006, we announced that management and the Audit Committee had completed our assessment of the prior-period financial statements and that, based on information presented by our management, the financial statements included in our Annual Reports on Form 10-K for the 2004 and 2005 calendar years also contained errors and should be restated. In evaluating the need to restate those periods, we also took into consideration audit adjustments that had been identified previously as not being material to our financial statements for those periods and have included those adjustments in the restated amounts for the applicable 2005 and 2004 periods.

We have identified and evaluated the errors noted in our prior-period financial statements and have corrected those errors through adjustments reflected in the restated historical consolidated financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 154 (“SFAS No. 154”), “Accounting Changes and Error Corrections.” We also assessed on a quarterly basis the materiality of prior-period misstatements that were previously identified but not corrected because they were originally considered to be immaterial. As a result of our analysis of errors identified during the third quarter of 2006 which were attributable to prior periods as well as previously unadjusted amounts attributable to prior periods, we concluded the prior-period impact was material in the second and fourth quarters of 2005 as well as for the years ended December 31, 2005 and 2004. Therefore, the restated financial information reflects adjustments to correct or record all such previously unadjusted amounts.

This Quarterly Report on Form 10-Q includes all of the restated financial information for each period affected by the restatement. That information is also included in Quarterly Reports on Form 10-Q/A for the quarterly periods ended March 31, 2006 and June 30, 2006 that we are filing with the Securities and Exchange Commission. Such restated financial information will also be included in our Annual Report on Form 10-K for the year ended December 31, 2006.

We identified the errors in the 2006 financial statements primarily as a result of our efforts to remediate the material weaknesses that we previously identified and disclosed with respect to our second quarter 2006 financial statements as well as through our ongoing efforts to:

(a)   implement our new ERP system;

(b)   reconcile the records in our new ERP system and those in our legacy systems; and

(c)   test our internal controls in the context of the new ERP system environment.

As part of these efforts, management:

(i)            has carried out a comprehensive account reconciliation initiative to test and verify the accuracy and integrity of information recorded by, and data imported and input from our legacy accounting system into, the new ERP system;

(ii)        is continuing to train employees in the use of the new ERP system and our established system of internal controls; and

(iii)    is continuing to promote adherence to those internal controls.

We have also performed physical inventory counts and a variety of other confirmatory procedures. See Part I, Item 4, “Controls and Procedures.”

The following table shows the impact of the correction of all errors on income (loss) available to common stockholders for the full years ended December 31, 2004 and 2005 and for each calendar quarter in 2005 and 2006 through June 30, 2006 as well as the cumulative impact of prior-period adjustments on retained earnings at December 31, 2003. The tax effect of the correction of these errors on each restated period was either nominal or nil.

Table 1

	Accumulated	Effect of Restatement on
	Deficit	Income (Loss) Available to Common Stockholders
	in Earnings	Year Ended	Quarter Ended				Year Ended	Quarter Ended
	December 31,	December 31,	March 31,	June 30,	September 30,	December 31,	December 31,	March 31,	June 30,
	2003	2004	2005	2005	2005	2005	2005	2006	2006
	(dollars in $000s)
Previously reported	$(47,442)	$1,027	$783	$855	$749	$6,017	$8,404	$(1,244)	$(8,944)
Adjustments:
Credit memos	—	10	(19)	(79)	(164)	(101)	(363)	(251)	(978)
Royalty income/expense	—	253	5	(17)	(17)	(293)	(322)	13	81
Recognition of warranty and training revenue	32	220	11	(246)	13	33	(189)	121	(101)
Stock issuance costs	—	—	—	—	—	211	211	—	—
Prepaid materials reconciliation	—	—	—	(29)	(4)	(64)	(97)	(201)	(772)
Depreciation of fixed assets	—	(4)	(19)	(37)	(42)	(63)	(161)	(106)	(109)
Accrual for professional services	—	—	—	—	—	(15)	(15)	(247)	—
Inventory usage	—	—	—	—	—	22	22	—	(412)
Hedging activities	—	—	—	—	—	—	—	—	(256)
Other	—	(20)	20	44	(2)	(16)	46	(86)	76
Tax provision	(191)	—	—	—	—	191	191	53	(113)
Total adjustments:	(159)	459	(2)	(364)	(216)	(95)	(677)	(704)	(2,584)
Restated	$(47,601)	$1,486	$781	$491	$533	$5,922	$7,727	$(1,948)	$(11,528)
Net income (loss) available to common stockholders per share—diluted (as previously reported)		$0.07	$0.05	$0.05	$0.05	$0.32	$0.53	$(0.08)	$(0.55)
Effect of restatement		0.04	(0.00)	(0.02)	(0.02)	(0.00)	(0.05)	(0.05)	(0.16)
Net income (loss) available to common stockholders per share—diluted (restated)		$0.11	$0.05	$0.03	$0.03	$0.32	$0.48	$(0.13)	$(0.71)

As shown in this table, the adjustments for errors reflected in the restated financial information primarily include:

•       $1.6 million in the aggregate of errors related to credit memoranda issued to customers, of which $1.2 million was attributable to the 2006 periods, $0.4 million was attributable to the 2005 periods and a nominal credit was attributable to 2004.

•       $1.1 million in the aggregate of errors related to the reconciliation of prepaid materials accounts from sub-ledger to general ledger, of which $1.0 million was attributable to the 2006 periods and $0.1 million was attributable to the 2005 periods.

•       $0.4 million in the aggregate of errors related to additional depreciation expense for items placed in service that had not been removed from construction in progress (“CIP”) accounts prior to the restatement, of which $0.2 million was attributable to the 2006 periods, $0.2 million was attributable to the 2005 periods and a nominal credit was attributable to 2004.

•       $0.4 million in the aggregate of errors related to inventory, which was primarily attributable to the 2006 periods.

•       $0.3 million in the aggregate of errors related to hedging activities on foreign currency transactions, all of which was attributable to the second quarter of 2006.

See Note 2 to the Condensed Consolidated Financial Statements for a detailed discussion of these errors.

The aggregate effect of these adjustments was to:

•       increase net loss by $2.6 million, or 28.9%, from $8.9 million as originally reported to $11.5 million as restated for the quarter ended June 30, 2006;

•       increase net loss by $0.7 million, or 56.6%, from $1.2 million as originally reported to $1.9 million as restated for the quarter ended March 31, 2006;

•       decrease net income by $0.7 million, or 8.1%, from $8.4 million as originally reported to $7.7 million as restated for the year ended December 31, 2005, and for the respective quarters of 2005 to

•        nominally decrease net income for the quarter ended March 31, 2005;

•        decrease net income by $0.4 million or 42.6% and from $0.9 million as originally reported to $0.5 million as restated for the quarter ended June 30, 2005;

•        decrease net income by $0.2 million or 28.8% and from $0.7 million as originally reported to $0.5 million as restated for the quarter ended September 30, 2005; and

•        decrease net income by $0.1 million or 1.6% and from $6.0 million as originally reported to $5.9 million as restated for the quarter ended December 31, 2005; and

•       increase net income by $0.5 million, or 44.7%, for the year ended December 31, 2004 from $1.0 million as originally reported to $1.5 million as restated.

On a per share basis, the aggregate effect of these adjustments was to:

•       increase diluted net loss per share by $0.16 from $0.55 as originally reported to $0.71 as restated for the quarter ended June 30, 2006;

•       increase diluted net loss per share by $0.05 from $0.08 as originally reported to $0.13 as restated for the quarter ended March 31, 2006;

•       decrease diluted net income per share by $0.05 from $0.53 as originally reported to $0.48 as restated for the year ended December 31, 2005;

•       for the respective quarters of 2005:

•        there was no change to diluted net income per share of $0.05 for the quarter ended March 31, 2005;

•        diluted net income per share decreased by $0.02 from $0.05 as originally reported to $0.03 as restated for the quarter ended June 30, 2005;

•        diluted net income per share decreased by $0.02 from $0.05 as originally reported to $0.03 as restated for the quarter ended September 30, 2005; and

•        there was no change to diluted net income per share for the quarter ended December 31, 2005;

•        the sum of diluted net income per share for the 2005 quarters does not equal the diluted net income per share for the year ended December 31, 2005 as the quarterly calculations of weighted average shares outstanding are made independently based on the shares applicable to each period, which were not affected by the restatement;

•       increase diluted net income per share by $0.04 from $0.07 as originally reported to $0.11 as restated for the year ended December 31, 2004.

Compared to the amounts originally reported, the restatement resulted in a $0.3 million increase in cash and cash equivalents at June 30, 2006 and a $0.2 million increase in cash and cash equivalents at March 31, 2006 that arose from the reclassification of certain unrestricted deposits previously erroneously recorded in prepaid expenses and other current assets.

The restatement also resulted in a $0.3 million increase in cash and cash equivalents at March 31, 2005, a $0.2 million increase in cash and cash equivalents at June 30, 2005, September 30, 2005 and December 31, 2005 and a $0.2 million increase in cash and cash equivalents at December 31, 2004 primarily as a result of the reclassification of certain amounts previously erroneously recorded as prepaid expenses and other current assets, as discussed above. See Note 2 to the Condensed Consolidated Financial Statements.

The restatement also resulted in a $0.2 million reduction to the ending retained earnings balance on December 31, 2003 for errors related to prior periods.

Refer to Note 2 to the Condensed Consolidated Financial Statements and the discussion below for further information with respect to the causes and the effect of the restatement of our Consolidated Financial Statements.

Impact of Restatement on 2006 Condensed Consolidated Financial Statements

As a result of the errors that we identified in connection with our financial statements for the third quarter of 2006, we have restated our consolidated statements of operations, consolidated balance sheets and the consolidated statements of cash flows for the three-month and six-month periods ended March 31, 2006 and June 30, 2006, respectively. The effect of these restatements is discussed below.

Condensed Consolidated Statements of Operations.   The effect of the errors that we identified on our statements of operations for the first and second quarters of 2006 are shown in Table 2.

Table 2

	2006
Changes in Consolidated Statement of Operations	March 31	June 30
	(amounts in $000s)
Revenue	$116	$(853)
Cost of sales	526	1,382
Gross profit	(410)	(2,235)
Operating expenses	294	185
Operating loss	(704)	(2,420)
Interest and other expense, net	53	51
Loss before income taxes	(757)	(2,471)
Income tax provision (benefit)	(53)	113
Net loss	$(704)	$(2,584)

As shown in Table 2, the changes in each 2006 period relate primarily to the following items:

•       Revenue increased $0.1 million, or 0.2%, for the quarter ended March 31, 2006 but decreased by $0.9 million, or 3.1%, for the quarter ended June 30, 2006. The second-quarter decrease primarily relates to $0.9 million of adjustments for credit memoranda for customers as discussed in Note 2 to the Condensed Consolidated Financial Statements that were applicable to the second quarter, a $0.1 million adjustment to correct royalty income from a customer, and a $0.1 million adjustment related to the recognition of warranty and training revenue, partially offset by $282 of other adjustments, each as discussed in Note 2. The increase in revenue during the first quarter primarily relates to $121 of adjustments related to the recognition of warranty and training revenue, $59 of adjustments related to royalty income and $160 of other adjustments, partially offset by $224 of adjustments for credit memoranda that were applicable to the first quarter.

•       Cost of sales increased by $0.5 million, or 2.7%, for the quarter ended March 31, 2006 and by $1.4 million, or 6.9%, for the quarter ended June 30, 2006. The increase in cost of sales during the second quarter primarily relates to $0.8 million of adjustments arising from reconciliation adjustments as discussed in Note 2 to the Condensed Consolidated Financial Statements that were between account sub-ledgers and the general ledger pertaining to prepaid materials, a $0.3 million adjustment for foreign exchange transactions, a $0.4 million adjustment related to a reduction for in-transit inventory, and a $0.1 million adjustment for credit memoranda for customers that were applicable to the second quarter. The first-quarter increase in cost of sales primarily relates to a $0.2 million reconciliation adjustment related to prepaid materials and $0.2 million of other adjustments, each as discussed in Note 2.

•       Operating expenses increased by $0.3 million, or 2.0%, for the quarter ended March 31, 2006, and by $0.2 million, or 1.2%, for the quarter ended June 30, 2006. The second-quarter increase in operating expenses primarily relates to a $0.1 million adjustment to record additional depreciation expense for items placed in service that had not been removed from construction-in-progress (“CIP”) accounts prior to the restatement. The first-quarter increase in operating expenses primarily relates to a $0.2 million adjustment to record an increase in professional fees and a $0.1 million adjustment to record additional depreciation expense for items placed in service that had not been removed from CIP accounts prior to the restatement.

•       Interest and other expense, net increased by $0.1 million, or 46.5%, for the quarter ended March 31, 2006 and by $0.1 million, or 47.7%, for the quarter ended June 30, 2006. The first and second quarter increases relate to $0.1 million of adjustments to record interest income in the correct periods.

•       The changes in the income tax provision during the first and second quarters represent an adjustment to the foreign income tax provision accrual discussed in Note 2.

Condensed Consolidated Balance Sheets.   The identified errors impacted the first and second quarter 2006 balance sheet line items as follows:

Table 3

	2006
Changes in Consolidated Balance Sheet	March 31	June 30
	(amounts in $000s)
Current Assets:
Cash	$216	$348
Accounts receivable	(418)	(1,359)
Inventory	(66)	(363)
Restricted cash, current portion	—	1,200
Prepaid expenses and other current assets	(526)	(1,126)
Assets held for sale	—	627
Total current assets	$(794)	$(673)
Other Assets:
Property and equipment	$(281)	$(911)
Restricted cash, long-term	—	(1,200)
	$(281)	$(2,111)
Current Liabilities:
Current portion of long-term debt	$7	$7
Accounts payable	—	519
Accrued liabilities	343	765
Customer and other deposits	—	(125)
Deferred revenue	(119)	18
Total current liabilities	$231	$1,184
Other Liabilities:
Long-term debt, less current portion	$21	$20
Other liabilities	(36)	(35)
Total other liabilities	$(15)	$(15)
Stockholders’ Equity	$(1,291)	$(3,953)

The changes in each period relate primarily to the following:

•       Cash and cash equivalents increased by $0.2 million, or 0.8%, as of March 31, 2006, and by $0.3 million, or 2.8%, as of June 30, 2006. As noted below within prepaid expenses and other current assets, these increases relate to the reclassification of amounts in the balance sheet.

•       Accounts receivable decreased by $0.4 million, or 1.4%, as of March 31, 2006, and by $1.4 million, or 4.3%, as of June 30, 2006. In each period, the decrease primarily relates to adjustments for credit memoranda for customers as discussed above.

•       Inventories decreased by $0.1 million, or 0.4%, as of March 31, 2006 and by $0.4 million, or 1.6%, as of June 30, 2006. The decrease in the second quarter was associated with subsequent physical counts which produced variances identified with the second quarter.

•       Restricted cash, current portion increased by $1.2 million as of June 30, 2006 as a result of a reclassification within the balance sheet.

•       Prepaid expenses and other current assets decreased by $0.5 million, or 5.3%, as of March 31, 2006 and by $1.1 million, or 10.6%, as of June 30, 2006. The second-quarter decrease in prepaid expenses and other current assets primarily relates to $0.6 million of reconciliation adjustments related to prepaid materials, $0.3 million of adjustments related to the reclassification of certain amounts of cash held on deposit that were erroneously recorded in prepaid expenses and other current assets to cash and cash equivalents as discussed above, a $0.2 million adjustment related to the reclassification of software costs from prepaid expenses to CIP, and a $0.1 million adjustment to correct the accrual for royalty income at June 30, 2006. The first-quarter decrease in prepaid expenses and other current assets primarily relates to $0.2 million of reconciliation adjustments related to prepaid materials and a $0.2 million adjustment related to the reclassification of certain amounts held on deposit to cash and cash equivalents.

•       Assets held for sale, net at June 30, 2006 include a reclassification adjustment for an additional $0.6 million of assets related to the Grand Junction facility from property and equipment to assets held for sale on the balance sheet.

•       Property and equipment decreased by $0.3 million, or 2.1%, as March 31, 2006 and by $0.9 million, or 7.6%, as of June 30, 2006. The second-quarter decrease in property and equipment relates to the $0.6 million reclassification adjustment discussed above for assets held for sale related to the Grand Junction facility and $0.3 million of adjustments to record additional depreciation expense for items placed in service that had not been removed from CIP accounts prior to the restatement. The first-quarter decrease in property and equipment relates primarily to adjustments to record additional depreciation expense for items placed in service that had not been removed from CIP accounts prior to the restatement.

•       Accounts payable did not change as of March 31, 2006 but increased by $0.5 million, or 3.5%, as of June 30, 2006. The second-quarter increase in accounts payable is primarily a result of $0.5 million of reconciliation adjustments between the accounts payable sub-ledgers and the general ledger as a result of the Company’s conversion to its new ERP system.

•       Accrued liabilities increased by $0.3 million, or 2.8%, as of March 31, 2006 and by $0.8 million, or 7.1%, as of June 30, 2006. The second quarter increase primarily relates to a $0.3 million adjustment to properly record the net unrealized loss on foreign currency hedging contracts, a $0.1 million adjustment for income taxes, a $0.1 million adjustment for royalty and relocation expenses, and the amounts accrued in the first quarter. The first quarter increase primarily relates to a $0.2 million adjustment for professional fees for the 2005 financial statement audit partially offset by a tax credit of $0.1 million.

•       Additional paid-in capital decreased $0.4 million as of March 31, 2006 to reflect a charge for stock issuance costs in 2005 as discussed above and for the correction of an error in recording treasury stock as previously discussed. Additional paid-in capital decreased $0.7 million as of June 30, 2006 which reflects a charge for stock issuance costs, an adjustment to correct a duplicate posting to the additional paid-in capital account, as discussed above and for the correction of an error in recording treasury stock as previously discussed.

Other changes to the balance sheet line items were not material, individually or in the aggregate. Such changes included a balance-sheet reclassification for unrestricted cash, miscellaneous adjustments to inventory, adjustments to amortization for warranty and training revenue and an adjustment to correct the processing of payments received for restricted stock.

Consolidated Statements of Cash Flows.   As a result of the restatement, cash and cash equivalents increased by $0.2 million as of March 31, 2006 and by $0.3 million as of June 30, 2006. Both of these increases were the result of a reclassification of unrestricted cash on the balance sheet as discussed above. Table 4 shows the impact that the errors corrected by the restatement had on the statements of cash flow.

Table 4

	Three months ended	Six months ended
Changes in Consolidated Statement of Cash Flows	March 31, 2006	June 30, 2006
	(amounts in $000s)
Net loss	$(704)	$(3,288)
Non-cash operating items	105	437
Changes to operating accounts	27	2,925
Net cash provided by (used in) operating activities	(572)	74
Cash provided by (used in) investing activities	510	356
Cash provided by financing activities	(2)	(80)
Effects of exchange rate changes on cash	64	(218)
Net increase (decrease) in cash and cash equivalents	—	132
Cash and cash equivalents, beginning of period	216	216
Cash and cash equivalents, end of period	$216	$348

For the three months ended March 31, 2006, on a restated basis:

•       The $0.6 million decrease in net cash provided by operating activities primarily relates to the $0.7 million increase in net loss arising from the restatement, the $0.7 million decrease in accounts payable and the $0.1 million decrease in deferred revenue that was partially offset by $0.1 million decrease in non-cash items, principally depreciation and amortization, and $0.8 million of cash provided by changes to operating accounts not mentioned above, including primarily changes to inventories, prepaid expenses and other current assets and other assets that occurred for the reasons discussed above.

•       The $0.5 million increase in net cash provided by investing activities relates to the decrease in fixed asset purchases during the period offset in part by an increase in software development costs during the period as a result of the restatement adjustments.

For the six months ended June 30, 2006, on a restated basis:

•       The $0.1 million increase in net cash provided by operating activities primarily relates to the $3.3 million increase in net loss arising from the restatement, the $0.2 million decrease in accounts payable and the $0.1 million decrease in customer deposits that was more than offset by $0.4 million increase in non-cash items, principally depreciation and amortization, and $3.3 million of cash provided by changes to operating accounts not mentioned above, including primarily changes to accounts receivable, inventories, prepaid expenses and other current assets and accrued liabilities that occurred for the reasons discussed above.

•       The $0.4 million increase in net cash provided by investing activities relates to the decrease in fixed asset purchases during the period offset in part by increase in software development costs during the period as a result of the restatement adjustments.

•       The $0.1 million decrease in net cash provided by financing activities relates primarily to the payment of dividends.

•       There was a $0.2 million unfavorable impact to the effect of exchange rate changes on cash during the first six months.

Impact of Restatement on 2005 Consolidated Financial Statements

As a result of the errors that we identified at the end of the third quarter of 2006 and our evaluation of the impact on 2005 of the audit adjustments for periods prior to 2006 that we had previously considered to be nonmaterial, we have restated our consolidated financial statements for each calendar quarter in

2005 and for the year ended December 31, 2005. As discussed above, for the year ended December 31, 2005, on a restated basis:

•       Total revenue decreased by $0.6 million or 0.4% from $139.7 million to $139.1 million;

•       Total cost of sales increased by $0.4 million or 0.5% from $76.5 million to $76.9 million;

•       Total operating expenses decreased nominally;

•       Income from operations decreased by $0.9 million or 10.0% from $9.3 million to $8.4 million; and

•       Income available to common stockholders decreased by $0.7 million or 8.1% from $8.4 million to $7.7 million.

The effects of that restatement on the 2005 quarterly periods are discussed below.

Condensed Consolidated Statements of Operations.   Table 5 shows the effect of the restatement onthe 2005 quarterly statements of operations line items.

Table 5

	2005
Changes in Consolidated Statement of Operations	March 31	June 30	September 30	December 31
	(amounts in $000s)
Revenue	$(8)	$(325)	$(151)	$(108)
Cost of sales	(21)	50	27	320
Gross profit	13	(375)	(178)	(428)
Operating expenses	14	37	43	(132)
Operating income	(1)	(412)	(221)	(296)
Interest and other expense, net	1	(48)	(5)	(10)
Income before income taxes	(2)	(364)	(216)	(286)
Income tax provision (benefit)	—	—	—	(191)
Net income	$(2)	$(364)	$(216)	$(95)

The changes in each period primarily relate to the following:

•       Revenue decreased nominally for the first quarter of 2005, by $0.3 million (1.0%) for the second quarter, by $0.2 million (0.5%) for the third quarter and by $0.1 million (0.2%) for the quarter ended December 31, 2005. The decreases in revenue during the third and fourth quarters primarily relate to adjustments for credit memoranda for customers discussed above. These amounted to $0.2 million in the third quarter and $0.1 million in the fourth quarter. The decrease in revenue during the second quarter primarily relates to a $0.2 million adjustment related to amortization for warranty and training revenue and $0.1 million of adjustments for credit memoranda for customers discussed above.

•       Cost of sales increased by $0.3 million (1.4%) for the fourth quarter and changed nominally in the other quarters. The increase in cost of sales during the fourth quarter primarily relates to the correction of the recognition of royalty expense.

•       Operating expenses decreased by $0.1 million (0.8%) during the fourth quarter, and increased nominally for the first, second and third quarters. The decrease in the fourth quarter is the result of corrections made to capitalize stock issuance costs as a reduction of additional paid-in capital, offset in part by a combination of additional depreciation being recorded for assets placed in service and accrual of professional fees. The first-quarter, second-quarter and third-quarter increases primarily relate to additional depreciation being recorded for assets placed in service.

•       The nominal changes to interest and other expense, net relate to an increase in interest income in the affected quarters.

•       The income tax benefit recorded in the fourth quarter relates to the correction of a foreign tax provision in 2005 which was applicable to prior periods.

Condensed Consolidated Balance Sheets.   Table 6 shows the impact of the restatement of our 2005 financial statements on the 2005 quarterly balance sheet line items.

Table 6

	2005
Changes in Consolidated Balance Sheet	March 31	June 30	September 30	December 31
	(amounts in $000s)
Current Assets:
Cash	$295	$243	$242	$216
Accounts receivable	18	(61)	(225)	(406)
Inventory	—	—	—	850
Prepaid expenses and other current assets	(295)	(224)	(221)	(32)
Deposits	—	—	—	(216)
Total current assets	$18	$(42)	$(204)	$412
Other Assets:
Property and equipment	$(29)	$(67)	$(110)	$(174)
Intangible assets, net	—	—	—	587
Other assets, net	—	—	—	(587)
	$(29)	$(67)	$(110)	$(174)
Current Liabilities:
Current portion of long-term debt	$6	$6	$6	$7
Accounts payable	—	—	—	735
Accrued liabilities	(65)	(45)	(24)	142
Deferred revenue	(236)	10	—	(43)
Total current liabilities	$(295)	$(29)	$(18)	$841
Other Liabilities:
Long-term debt, less current portion	$29	$27	$26	$23
Other liabilities	(43)	(41)	(40)	(38)
Total other liabilities	$(14)	$(14)	$(14)	$(15)
Stockholders' Equity	$298	$(66)	$(282)	$(588)

The changes in each period primarily relate to the following:

•       The increases in cash and cash equivalents in each period relate to the reclassification of unrestricted deposits from prepaid expenses and other current assets or deposits in the balance sheet to cash and cash equivalents in order to conform to the current presentation.

•       The increase in accounts receivable as of March 31, 2005 primarily relates to an adjustment for recognition of warranty and training revenue while the decreases in accounts receivable as of June 30, 2005, September 30, 2005 and December 31, 2005 primarily relate to adjustments for credit memoranda for customers discussed above that were applicable to each period.

•       Inventory increased by $0.9 million (6.1%) as of December 31, 2005 and nominally at each of the other balance sheet dates. The increase in inventory as of December 31, 2005 primarily relates to an increase in the accrual for inventory in transit from our suppliers where title had passed at year end.

•       As noted above, the decreases in prepaid expenses and other current assets as of March 31, 2005, June 30, 2005 and September 30, 2005 primarily relate to the reclassification of amounts from prepaid expenses and other current assets to cash and cash equivalents in order to conform to the current presentation.

•       As noted above, the decrease in deposits as of December 31, 2005 relates to the reclassification of amounts from deposits to cash and cash equivalents in order to conform to the current presentation.

•       Intangible assets, net increased by $0.6 million, or 7.3%, as of December 31, 2005 and was unchanged in the other periods. Other assets, net decreased by $0.6 million, or 37.3%, as of December 31, 2005 and was unchanged in the other periods. These changes were the result of a reclassification of amounts between the two line items on the balance sheet.

•       Accrued liabilities decreased by $0.1 million, or 0.6%, at March 31, 2005, nominally by 0.5%, at June 30, 2005, nominally by 0.2% at September 30, 2005 and increased by $0.1 million, or 1.2%, at December 31, 2005. The fourth quarter was impacted by $0.2 million of adjustments, related to the reclassification of securities registration costs.

•       Deferred revenue decreased by $0.2 million (1.7%) as of March 31, 2005 and changed by nominal amounts as of the last day of the second and fourth quarters. The first-quarter decrease in deferred revenue relates to a $0.2 million adjustment to recognition of warranty and training revenue.

Other changes to the balance sheet line items for the 2005 periods were not material, individually or in the aggregate. Such changes include miscellaneous adjustments to inventory, additional depreciation expense for items placed in service which had not been depreciated prior to restatement and miscellaneous reconciliation adjustments.

Condensed Consolidated Statements of Cash Flows.   The restatement of our 2005 financial statements resulted in increases in cash and cash equivalents of $0.3 million as of March 31, 2005 and $0.2 million as of June 30, 2005, September 30, 2005 and December 31, 2005, respectively. These increases were the result of reclassifications within the balance sheet to conform to current presentation. Table 7 sets forth the impact of the restatement on our 2005 quarterly statements of cash flow.

Table 7

	Three months ended	Six months ended	Nine months ended	Year ended
Changes in Consolidated Statement of Cash Flows	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
	(amounts in $000s)
Net income	$(2)	$(366)	$(582)	$(677)
Non-cash operating items	19	55	97	162
Changes to operating accounts	(25)	272	439	560
Net cash provided by (used in) operating activities	(8)	(39)	(46)	45
Cash provided by (used in) investing activities	87	79	87	177
Cash provided by financing activities	1	2	3	(208)
Effects of exchange rate changes on cash	(14)	(28)	(31)	(27)
Net increase (decrease) in cash and cash equivalents	66	14	13	(13)
Cash and cash equivalents, beginning of period	229	229	229	229
Cash and cash equivalents, end of period	$295	$243	$242	$216

The changes in each period primarily relate to the following:

For the year ended December 31, 2005, on a restated basis:

•       The nominal increase in net cash provided by operating activities for the year primarily relates to the $0.7 million reduction in net income for the year that was more than offset by cash generated from $0.6 million of changes to operating accounts and a $0.2 million increase in depreciation and other non-cash items. The changes in operating accounts were primarily due to changes in accounts receivable, inventories, accounts payable, accrued liabilities and deferred revenue.

•       The $0.2 million decrease in net cash used in investing activities for the year relates to the $0.1 million reduction in purchases of property and equipment and the $0.1 million reduction in software development costs.

•       The increase in net cash provided by operating activities and decrease in net cash used in investing activities was offset by a $0.2 million decrease in net cash provided by financing activities resulting from a decrease in securities issuance costs included in those cash flows.

For the nine months ended September 30, 2005, the $0.6 million decline in net income arising from the restatement was more than offset by an increase in non-cash items and changes in operating accounts, and a decrease in net cash used in investing activities.

Similarly, for the six months ended June 30, 2005, the $0.4 million decline in net income arising from the restatement was more than offset by an increase in non-cash items and changes in operating accounts and a decrease in net cash used in investing activities.

For the three months ended March 31, 2005, the nominal decrease in net income arising from the restatement was offset by an increase in non-cash items and changes in operating accounts and a decrease in net cash used in investing activities.

Impact of the Restatement on 2004 Consolidated Financial Statements

As a result of the errors that we identified at the end of the third quarter of 2006 and our evaluation of the impact on 2004 of the audit adjustments for periods prior to 2006 that we had previously considered to be nonmaterial, we have restated our consolidated financial statements for the year ended December 31, 2004.

Condensed Consolidated Statement of Operations.   Table 8 shows the effect of the restatement on our consolidated statement of operations for the year ended December 31, 2004.

Table 8

December 31,
Changes in Consolidated Statement of Operations	2004
(amounts in $000s)
Revenue	$231
Cost of sales	(234)
Gross profit	465
Operating expenses	4
Operating income	461
Interest and other expense, net	2
Income before income taxes	459
Income tax provision (benefit)	—
Net income	$459

The changes in our operating results in 2004 arising out of the restatement primarily relate to the following:

•       Revenue increased by $0.2 million, or 0.2%, for the year. The increase in revenue primarily relates to a $0.2 million adjustment of amortization for warranty and training revenue.

•       Cost of sales decreased by $0.2 million, or 0.5%. This decrease primarily relates to a $0.3 million adjustment of royalty expense which was overstated in 2004 and understated in 2005.

•       As a result of these changes, net income increased by $0.5 million, or 44.7%.

Consolidated Balance Sheet.   Table 9 shows the impact of the restatement of our 2004 consolidated balance sheet line items.

Table 9

December 31,
Changes in Consolidated Balance Sheet	2004
(amounts in $000s)
Current Assets:
Cash	$229
Accounts receivable	(13)
Inventory	(18)
Prepaid expenses and other current assets	(50)
Deposits	(229)
Total current assets	$(81)
Other Assets:
Property and equipment	$71
Intangible assets, net	584
Other assets, net	(584)
$71
Current Liabilities:
Current portion of long-term debt	$6
Accounts payable	35
Accrued liabilities	(112)
Deferred revenue	(225)
Total current liabilities	$(296)
Other Liabilities:
Long-term debt, less current portion	$36
Other liabilities	(50)
Total other liabilities	$(14)
Stockholders' Equity	$300

The changes in the December 31, 2004 consolidated balance sheet primarily relate to the following:

•       The increase in cash and cash equivalents relates to the reclassification of amounts from deposits in the balance sheet to cash and cash equivalents as discussed above.

•       As noted above, the decrease in deposits as of December 31, 2004 relates to the reclassification of amounts from deposits to cash and cash equivalents in order to conform to the current presentation.

•       Intangible assets, net increased by $0.6 million as a result of a reclassification of certain other assets on the balance sheet.

•       Accrued liabilities decreased by $0.1 million, or 0.8%, as of December 31, 2004. This decrease relates to a $0.3 million adjustment of the royalty expense which was overstated in 2004 and understated in 2005 offset in part by a $0.2 million adjustment to increase the foreign tax liability.

•       Deferred revenue decreased by $0.2 million, or 1.6%, as of December 31, 2004. This decrease relates to a $0.2 million adjustment of amortization for warranty and training revenue.

•       Stockholders’ equity increased by $0.3 million, or 0.6%, as of December 31, 2004. This increase arose from the $0.5 million increase in net income for the year ended December 31, 2004 as a result of the restatement adjustments and was partially offset by the cumulative effect of restatement adjustments prior to 2004.

Other changes to the consolidated balance sheet line items at December 31, 2004 were not material, individually or in the aggregate. Such changes included miscellaneous adjustments to inventory, additional depreciation expense for items placed in service which had not been removed from CIP accounts prior to restatement and miscellaneous reconciliation adjustments.

Consolidated Statement of Cash Flows.   The restatement of our financial statements for the year ended December 31, 2004 resulted in a $0.2 million increase in cash and cash equivalents as of December 31, 2004. This increase was the result of a reclassification within the balance sheet to conform to current presentation.. Table 10 sets forth the impact of the restatement on our consolidated statement of cash flow at December 31, 2004.

Table 10

Year ended
Changes in Consolidated Statement of Cash Flows	December 31, 2004
(amounts in $000s)
Net income	$459
Non-cash operating items	—
Changes to operating accounts	(799)
Net cash provided by operating activities	(340)
Cash provided by (used in) investing activities	—
Cash provided by financing activities	1
Effects of exchange rate changes on cash	14
Net increase (decrease) in cash and cash equivalents	(325)
Cash and cash equivalents, beginning of period	554
Cash and cash equivalents, end of period	$229

As shown in Table 10, as a result of the restatement, cash provided by operating activities decreased $0.3 million for the year ended December 31, 2004. The $0.5 million increase in net income arising from the restatement was more than offset by restated changes to operating accounts. These items primarily included a $0.3 million increase in deposits, a $0.3 million decrease in accrued liabilities and a $0.2 million decrease in deferred revenue.

The restatement did not affect cash used in investing activities and nominally affected cash provided by financing activities for the year ended December 31, 2004.

Recent Developments

As we have previously disclosed, during 2006, we have been engaged in several major projects that we expect to create long-term benefits. These include:

•       The implementation of a new enterprise resource planning (“ERP”) system;

•       The outsourcing of our spare-parts and certain of our finished goods supply activities to a third-party logistics management company in the U.S. and Europe;

•       Our relocation to Rock Hill, South Carolina;

•       Establishment of an internal, centralized shared service center in Europe, which commenced operation in conjunction with the implementation of our ERP system in Europe in the second quarter of 2006; and

•       Completion of the transfer of our InVision® materials’ production line to our Marly, Switzerland facility, which commenced operations in the first quarter of 2006.

Beginning in the second quarter of 2006, we experienced disruptions and adverse effects from the implementation of our new ERP system, supply chain staffing issues, and the outsourcing of our spare parts and certain of our finished goods supply activities to a logistics management company. These matters adversely affected our revenue, operating results, cash flow and working capital management in the second quarter of 2006, and these adverse effects continued in the third quarter of 2006. These effects are discussed in greater detail below.

As a result of these disruptions and adverse effects, in addition to the material weaknesses that we identified and disclosed in our procedures for reconciling and compiling our financial records and in our procedures for accounting for inventory in the second quarter of 2006, as a result of our efforts to remediate these weaknesses, we identified additional control deficiencies in the third quarter of 2006 that we believe constitute individually or in the aggregate a material weakness with respect to those matters. See Part I, Item 4, “Controls and Procedures” below. We are taking remedial actions to correct these disruptions, adverse effects and weaknesses, but we can provide no assurance that they will not continue to affect our operations in future periods.

During the first nine months of 2006, we also experienced some growing pains as our initial success in the fourth quarter of 2005 and the first quarter of 2006 in placing new Sinterstation® Pro, Viper™ Pro and 3-D Printing systems stretched our field engineering resources and presented some stability issues with certain installed systems.

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

We currently expect the worldwide implementation of our ERP system to involve a total investment in excess of $4.0 million in transactional automation and analysis tools and technology. As of September 30, 2006, we have incurred approximately $3.7 million in costs and capitalized $2.4 million ($0.4 million in the third quarter) related to the ERP system implementation. Such capitalized costs are recorded as property and equipment on our balance sheet at September 30, 2006. See Note 5 to the Condensed Consolidated Financial Statements.

Our new ERP system includes numerous accounting functions as well as order processing, materials’ purchasing and inventory management functions. In connection with and following the implementation of the new ERP system and the disruptions that we encountered with respect to it in the second quarter of 2006, as well as the identification of the control deficiencies described here and in Part I, Item 4, “Controls and Procedures,” below, we are revising our financial reporting policies and procedures to conform them to the requirements of this system and remediate the causes of the disruptions we encountered.

During the first quarter of 2006, our ERP implementation program included hiring new staff in Rock Hill for training and testing of the new system while existing staff continued to perform those functions in our Valencia, California facility using our legacy systems. Consequently, during the first nine months of 2006, we incurred duplicate staffing costs and incurred additional costs for some temporary staffing as a result of the combined effects of relocation and new-system start-up work. The amount of these costs that we have expensed amounted to $0.4 million in the third quarter and $0.7 million in the first nine months of 2006. Such costs were not material in the third quarter and first nine months of 2005.

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

In particular, following the start up of the new ERP system, we noted in the second quarter that the resulting disruptions exposed control deficiencies in our procedures for tracking and accounting for inventory and for reconciling and compiling our financial records at quarter-end. Specifically, with respect to inventory, we identified a difference in the inventory values recorded in the legacy systems as a result of which they exceeded those included in the ERP system. We conducted extensive confirmatory data integrity checks and physical inventories that enabled us to reconcile many of these differences, and we recorded the $0.2 million difference in cost of sales for the third quarter and $0.6 million for the first nine months of 2006.

These ERP system and other supply chain disruptions, combined with the difficulties we had with the outsourcing of the logistics and warehousing of our spare parts inventory discussed below, led to shortages of parts, resulting in loss of parts’ revenue, higher service and expediting costs and the need to compensate customers who were adversely affected by these shortages. These shortages also delayed shipments of finished products, which reduced revenue recognized in the third quarter and first nine months of 2006 compared to 2005 and resulted in an additional $13.1 million of backlog of orders at September 30, 2006.

We have since determined that the difficulties that we experienced with the ERP system resulted from planning and execution and various factors, including:

•       Conversion of our legacy systems to the new ERP system;

•       Errors in the data files imported or migrated from the legacy systems to the new ERP system;

•       Training of personnel with respect to the mechanics of the system conversion and the operation of the new ERP system; and

•       Errors in entering necessary data into the new ERP system after the start up of the system.

These problems, and in particular the delays in processing, completing and invoicing sales, adversely affected our revenue, operating results, cash flow and working capital management, not only in the second quarter of 2006 but also in the third quarter and first nine months of 2006 and are discussed in greater detail below.

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

•       in the third quarter of 2006, reconciled (i) discrepancies between inventory sub-ledger values versus the corresponding values determined through physical inventory counts and other confirmatory actions, (ii) discrepancies between sub-ledger values versus general ledger balances and (iii) in-transit inventory, and written off $1.4 million of inventory value to cost of goods sold based on those reconciliations; and

•       carried out extensive reconciliations to detailed subledgers and statements and other confirmatory procedures to reconcile all major line items in our financial statements.

Logistics and warehousing outsourcing

During the second quarter of 2006, we outsourced the logistics and warehousing of our spare parts’ inventory as well as certain finished products in the U.S. and Europe to a major logistics management company. Commencement of these outsourcing arrangements coincided with the start-up dates of the ERP system in the U.S. and Europe. After these outsourcing arrangements commenced, we determined that there were certain problems with respect to the recording, management and shipment of inventory that was either delivered to the logistics management company or that such company shipped in response to customer orders. We believe that these problems further contributed to our negative second-quarter and third-quarter results by producing further disruptions in our supply chain and inventory management functions, which negatively impacted the fulfillment of customer orders during the second and third quarters of 2006.

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

We believe that we have identified the scope and extent of these problems and that they resulted primarily from human error in transitioning these logistics and warehousing functions to the third-party provider. We have implemented additional procedures intended to both produce more timely and accurate reporting on the status of orders and to prevent these types of errors from occurring. In particular, we have provided training and oversight controls for shipping, receiving and return processes. We have also implemented faster communication connection speeds with the logistics management company which we believe will improve both response time and processing time at their warehouses. We believe that these unrelated logistics and warehousing issues exacerbated the problems resulting from the start-up of our ERP system described above and in Part I, Item 4, “Controls and Procedures,” that appears below and that have adversely impacted our revenue, operating results, cash flow and working capital management since the second quarter of 2006.

New systems

We have found that our new, sophisticated, advanced Sinterstation® Pro, Viper™ Pro and 3-D Printing systems, with their broader range of capabilities, require more extensive commissioning and training to achieve operating stability and operating potential than some of our legacy systems. As a result of the high volume of sales of these systems that we have experienced in recent quarters, issues relating to the stability of these systems and the need to work closely with our customers to resolve stability issues in a mutually beneficial manner and to provide more extensive customer training support and installation activities than the traditional services provided with our legacy systems, we have experienced field service resource constraints that have led to delayed start-up of some systems, and we have experienced higher warranty and related costs and delayed revenue recognition that have adversely affected our gross profit and operating results in the third quarter and first nine months of 2006.

Relocation project

During the first nine months of 2006, we opened an interim facility in Rock Hill, South Carolina, began to hire employees to replace departing employees, replicated functions in Rock Hill that were previously being performed at our Valencia and Grand Junction facilities and entered into a lease, which we have previously disclosed, for the construction of our new headquarters and research and development facility in Rock Hill.

We also began work on exiting and disposing of our Valencia and Grand Junction facilities. The restructuring and severance costs associated with these activities, which for the three and nine months ended September 30, 2006 amounted to $1.7 million and $5.7 million, respectively, and were generally in line with our previously announced expectations, adversely affected our profitability in the third quarter and first nine months of 2006, and we expect that they will continue to have a negative impact on our profitability for the remainder of 2006.

We took occupancy of our new headquarters building on November 13, 2006. Since the beginning of the third quarter of 2006, we have entered into amendments to the lease of that facility in which we agreed to pay $3.2 million for certain tenant improvements and change orders necessary to complete that facility.

As a result of these amendments, under Financial Accounting Standards Board Emerging Issues Task Force Issue Number 97-10 (“EITF No. 97-10”), “The Effect of Lessee Involvement in Asset Construction,” we are considered an owner of the property. Therefore, as required by EITF No. 97-10, we recorded $8.9 million as of September 30, 2006 as construction in progress with a corresponding capitalized lease obligation in the liabilities section of our Condensed Consolidated Balance Sheet.

On December 18, 2006, we agreed to purchase our new corporate headquarters in Rock Hill, SC for $10 million subject to customary closing conditions, and on January 5, 2007 we and the seller amended the original purchase agreement. Pursuant to the purchase agreement, as amended, we made an initial earnest money deposit on December 18, 2006 in the amount of $0.3 million and were obligated to make a subsequent earnest money deposit on January 15, 2007 in the amount of $0.7 million. On January 12, 2007 we gave written notice of termination to the seller which had the effect of excusing us from making the additional $0.7 million deposit. The $0.3 million deposit was fully earned by and paid over to the seller. Subsequent to that date, we and the seller are continuing to seek to arrange financing that would enable us to carry out the purchase agreement. No assurances can be given that we will obtain adequate financing that would enable us to consummate the purchase agreement. If a closing under the purchase under that agreement does not occur, under the terms of that agreement, the existing lease of the headquarters building will remain in effect. See Note 16 to the Condensed Consolidated Financial Statements.

The lease for our Valencia facility continues until December 31, 2007. At September 30, 2006, the Valencia facility had not been subleased, and we believe it is unlikely that we will be able to sublease the facility given current market conditions, the configuration of the space and the short remaining term of the lease. We plan to continue to utilize a small portion of the facility until the expiration of the lease. The annual cost of that lease amounts to approximately $0.8 million, which we expect to incur in 2007.

Grand Junction facility

We ceased operations at our Grand Junction facility on April 28, 2006. Effective May 1, 2006, we reclassified the net assets associated with the facility, which amounted to $3.5 million, from long-term assets to current assets on our Condensed Consolidated Balance Sheet, where they have been recorded as assets held for sale. As a result of the closing of the Grand Junction facility, we expect its subsequent carrying costs to decline, and following its closing we ceased to record depreciation expense related to this facility, which amounted to $0.6 million per year. See Note 5 to the Condensed Consolidated Financial Statements.

The Grand Junction facility is currently listed for sale, and in November 2006 we entered into an agreement to sell the facility for a cash purchase price of $7.0 million, subject to customary closing conditions. We anticipate the closing of the sale of the facility to occur during the first quarter of 2007. A previous purchaser of the facility terminated its purchase agreement on September 27, 2006 on the basis that the facility in Grand Junction would not be suitable for its purposes. During the first nine months of 2006, we realized $0.2 million in net proceeds from the sale of certain personal property associated with this facility that we no longer needed for our operations.

Conversion of Series B convertible preferred stock

On June 8, 2006, all of our then outstanding Series B Convertible Preferred Stock was converted by its holders into 2,639,772 shares of Common Stock, including 23,256 shares of Common Stock covering accrued and unpaid dividends to June 8, 2006.

During the first nine months of 2006, we recognized $1.4 million of dividend cost, including $0.9 million of non-cash cost associated with the write-off of the initial offering costs that remained unaccreted as of June 8, 2006 and dividends accrued from May 5 to June 8, 2006. As a consequence of the conversion of the Series B Convertible Preferred Stock, commencing with the third quarter of 2006, we ceased recording dividends with respect to the Series B Convertible Preferred Stock, the cost of which previously amounted to $1.6 million per year.

Conversion of 6% convertible subordinated debentures

In the third quarter of 2006, $7.0 million aggregate principal amount of our outstanding 6% convertible subordinated debentures were voluntarily converted by their holders into 687,625 shares of Common Stock. After giving effect to all conversions made prior to September 30, 2006, at that date $15.4 million aggregate principal amount of these debentures remained outstanding, and they were convertible into an aggregate of 1.5 million shares of Common Stock. As a result of this conversion, the Company expensed $0.1 million of the $0.4 million remaining unamortized financing costs during the third quarter of 2006.

New alliances and products

During the first nine months of 2006, we announced several new alliances, including:

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

•       The V-Flash™ desktop modeler, a new generation of 3-D printing equipment.

Revenue from sales of the new products discussed above did not have a material impact on our operating results for the third quarter or the first nine months of 2006.

Summary of operating results

As discussed above, we have restated our financial statements for the first two quarters of 2006, for 2005 and each of the quarters in that year and for the year ended December 31, 2004. All of the financial information and discussion set forth below reflects the effects of the restatement on the periods presented. For a discussion of the effects of the restatement on financial information that was previously reported for the periods discussed below, refer to Note 2 to the Condensed Consolidated Financial Statements and to the discussion that appears above in this MD&A entitled “Restatement of Financial Statements.”

Primarily as a result of the disruptions that we experienced in the second and third quarters from the implementation of our ERP system and the outsourcing of our logistics and warehousing activities discussed above but cushioned by our stronger performance in the first quarter of 2006:

•       Consolidated revenue decreased 2.2% in the third quarter of 2006 and 2.9% in the first nine months of 2006 compared to the respective 2005 periods, as restated;

•       Revenue from materials increased 23.3% in the third quarter of 2006 and 15.4% in the first nine months of 2006 compared to the prior-year periods, as restated;

•       Revenue from systems and other products decreased 22.3% in the third quarter of 2006 and 13.2% in the first nine months of 2006 compared with the prior-year periods, as restated;

•       Revenue from services decreased 6.0% in the third quarter and 11.0% in the first nine months of 2006 compared to the 2005 periods, as restated; and

•       Revenue decreased in both the U.S and European operations but increased in the Asia-Pacific region in the third quarter of 2006 compared to the same periods in 2005. Revenue for both the U.S. and Asia-Pacific operations increased nominally in the first nine months of 2006 compared with the same period in the prior year while revenue in the European operations declined by $2.8 million, or 7.7%, in the first nine months of 2006 compared with the same period in the prior year.

In addition, for the third quarter of 2006:

•       we recorded a $8.7 million loss from operations compared to $1.2 million of income from operations in the third quarter of 2005, as restated; and

•       we recorded a $11.3 million net loss available to common stockholders, which includes the non-cash effect of the $2.5 million increase at September 30, 2006 in the allowance for deferred tax assets, reversing the deferred tax assets originally recorded as of December 31, 2005, as restated, compared to $0.5 million of net income available to common stockholders in the 2005 period.

And for the first nine months of 2006:

•       we recorded a $20.4 million loss from operations compared to $4.2 million of operating income in the first nine months of 2005, as restated; and

•       we recorded a $24.7 million net loss available to common stockholders, which includes the non-cash effect of the elimination of the net deferred tax asset referred to above, compared to $1.8 million of net income available to common stockholders in the 2005 period, as restated.

Results of Operations

Table 11 below sets forth, for the periods indicated, revenue and percentages of revenue by class of product and service.

Table 11

	Three months ended September 30,				Nine months ended September 30,
	2006		2005		2006		2005
			Restated				Restated
	(dollars in thousands)
Systems and other products	$9,333	29.7%	$12,007	37.3%	$29,163	31.7%	$33,611	35.4%
Materials	13,399	42.6	10,867	33.8	36,754	39.8	31,854	33.5
Services	8,738	27.7	9,299	28.9	26,327	28.5	29,576	31.1
Consolidated revenue	$31,470	100.0%	$32,173	100.0%	$92,244	100.0%	$95,041	100.0%

Consolidated revenue

As discussed above, the principal factors affecting our consolidated revenue in the third quarter of 2006 compared with the 2005 quarter as restated were the disruptions arising from the ERP system implementation and the outsourcing of our logistics and warehousing activities and the growth challenges that we incurred as a result of our recent new systems introductions that led to, among other things, shortages of parts resulting in loss of parts’ revenue, higher costs of goods sold and delayed shipments of finished products. These factors overshadowed in the third quarter of 2006 the factors that normally affect our consolidated revenue, including changes in new product revenue, the combined effect of changes in product mix and average selling prices, and the effect of foreign currency translation. Revenue from legacy products continued to decline in the third quarter and the first nine months of 2006, consistent with its past trend, but revenue from new products failed to keep pace in the third quarter of 2006.

As used in this Management’s Discussion and Analysis, the combined effect of changes in product mix and average selling prices, sometimes referred to as price and mix, relates to changes in product-line revenue that are not able to be specifically related to changes in unit volume or foreign currency translation. Among these changes are changes in the product mix among our systems as the trend toward smaller, more economical systems that has affected our business for the past several years has continued, and the influence of new products has grown.

For the third quarter of 2006, our consolidated revenue decreased 2.2% to $31.5 million from $32.2 million for the third quarter of 2005. This decrease was primarily due to the disruptions and challenges discussed above. Sales of new products and services introduced since the latter part of 2003 increased by $0.5 million to $9.8 million in the third quarter of 2006, representing approximately one-third of revenue for the quarter.

For the first nine months of 2006, our consolidated revenue decreased 2.9% to $92.2 million from $95.0 million for the first nine months of 2005. This decrease was primarily due to the disruptions and challenges that affected the third quarter discussed above and was partially offset by our revenue growth in the first quarter of 2006. Sales of new products and services introduced since the latter part of 2003 increased by $1.2 million to $21.4 million in the first nine months of 2006, representing approximately one-fourth of revenue for the nine-month period.

Changes in Revenue in the Quarterly Periods.   The components of the $0.7 million decline in revenue by class of product and service for the third quarter of 2006 are shown in Table 12, together with the corresponding percentage of that change compared to the 2005 level of revenue for that product or service.

Table 12

	Systems and						Net Change in
	Other						Consolidated
	Products		Materials		Services		Revenue
	(dollars in thousands)
Volume—Core products and services	$(2,297)	(19.1)%	$913	8.4%	$(1,524)	(16.4)%	$(2,908)	(9.0)%
Volume—New products	(2,359)	(19.6)	1,949	17.9	867	9.3	457	1.4
Price/mix	1,936	16.1	(500)	(4.6)	—	—	1,436	4.5
Foreign currency translation	46	0.4	170	1.6	96	1.0	312	1.0
Net change in consolidated revenue	$(2,674)	(22.2)%	$2,532	23.3%	$(561)	(6.1)%	$(703)	(2.1)%

As set forth in Tables 11 and 12:

•       Revenue from systems and other products decreased by 22.2% to $9.3 million in the third quarter of 2006 from $12.0 million in the third quarter of 2005. Revenue from systems and other products was 29.7% and 37.3% of consolidated revenue for the third quarters of 2006 and 2005, respectively.

The decrease in revenue from systems and other products was primarily due to a $2.3 million decrease in unit volume of our mature systems that was consistent with prior trends and a $2.4 million decrease in unit volume of our new systems that we believe was due primarily to the disruptions discussed above, which significantly impacted our ability to place, process and fill customer orders in the ordinary course. These declines were offset, in part, by a $1.9 million positive impact from price and mix effects and, to a lesser extent, the positive effect of currency translation and by shipments in the third quarter of unusually high backlog at June 30, 2006.

•       Revenue from materials increased 23.3% to $13.4 million for the third quarter of 2006 from $10.9 million for the third quarter of 2005, as restated. Revenue from materials was 42.6% and 33.8% of consolidated revenue for the third quarters of 2006 and 2005, respectively.

The increase in revenue from materials was primarily due to a $1.9 million increase in unit sales of new products and a $0.9 million increase in unit sales of mature products, partially offset by a $0.5 million unfavorable effect of combined price and mix. Foreign currency translation had a minor positive impact on revenue from materials in the third quarter of 2006.

•       Revenue from services decreased 6.1% to $8.7 million for the third quarter of 2006 from $9.3 million for the third quarter of 2005, as restated. Revenue from services represented 27.8% and 28.9% of consolidated revenue for the third quarter of 2006 and 2005, respectively.

The decrease in revenue from services was principally due to a $0.7 million net decrease in unit volume, which we believe is primarily attributable to the disruptions and challenges discussed above.

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

Historically, backlog has not been a significant factor in our business, reflecting our relatively short production and delivery lead times. However, we had approximately $13.1 million of booked orders outstanding at September 30, 2006, primarily for systems and materials, a majority of which we expect to ship in 2006.

The corrective action plan that we implemented in the second and third quarters of 2006 enabled us to process and ship the majority of the new order backlog we had at the end of the second quarter of 2006. Although there can be no assurance that all of the remaining outstanding orders ultimately will result in sales to and revenue from customers, we believe that our third-quarter backlog and our progress in shipping orders, suggests that the demand for our products and services remains strong and, but for the disruptions that we experienced during the second quarter in filling customer orders, would have contributed to a significantly better third quarter than we actually experienced.

Changes in Revenue in the Nine-Month Period.   The $2.8 million decrease in consolidated revenue for the first nine months of 2006 reflects the effect of the substantial decline in revenue that we experienced in the second quarter of 2006, primarily due to the disruptions which impacted us during the second quarter of 2006, that more than offset our higher first quarter revenue and reflects the improvement in our revenue in the third quarter of 2006 on a sequential-quarter basis. Sales of new products and services introduced since the latter part of 2003 increased by $7.1 million to $21.4 million in the first nine months of 2006. Unit volume declined by $4.6 million in the first nine months of 2006, and $1.2 million foreign currency translation also adversely affected consolidated revenue. These negative effects were partially offset by the $3.0 million favorable impact from price and mix from the sale of systems and materials. The adverse foreign currency translation effect on consolidated revenue for the first nine months of 2006 was due to the strengthening of foreign currencies compared to the U.S. dollar on a period-to-period basis. The translation impact principally occurred in the first quarter of 2006.

The components of the $2.8 million decline in revenue by class of product and service for the first nine months of 2006 are shown in Table 13, together with the corresponding percentage of that change compared with 2005 revenue by class of product or service.

Table 13

	Systems and						Net Change in
	Other						Consolidated
	Products		Materials		Services		Revenue
	(dollars in thousands)
Volume—Core products and services	$(8,494)	(25.3)%	$738	2.3%	$(3,930)	(13.3)%	$(11,686)	(12.3)%
Volume—New products	1,874	5.6	4,252	13.3	996	3.4	7,122	7.5
Price/mix	2,506	7.5	466	1.5	—	—	2,972	3.1
Foreign currency translation	(334)	(1.0)	(556)	(1.7)	(315)	(1.1)	(1,205)	(1.3)
Net change in consolidated revenue	$(4,448)	(13.2)%	$4,900	15.4%	$(3,249)	(11.0)%	$(2,797)	(3.0)%

As set forth in Tables 11 and 13:

•       Revenue from systems and other products decreased 13.2% to $29.2 million in the first nine months of 2006 from $33.6 million in the first nine months of 2005, as restated. Revenue from systems and other products was 31.7% and 35.4% of consolidated revenue for the first nine months of 2006 and 2005, respectively.

The $4.5 million decrease in revenue from systems and other products reflects the disruptions discussed above that affected the second and third quarters and was primarily due to $8.5 million of unit volume decreases from our core products, and $0.3 million of unfavorable foreign currency translation effects, partially offset by $1.9 million of unit volume increases from our newer systems and a favorable $2.5 million price/mix effect.

•       Revenue from materials increased 15.4% to $36.8 million for the first nine months of 2006 from $31.9 million for the first nine months of 2005, as restated. Revenue from materials represented 39.8% and 33.5% of consolidated revenue for the first nine months of 2006 and 2005, respectively.

The $4.9 million increase in revenue from materials was primarily due to $4.3 million arising from higher unit sales of new products, $0.7 million higher unit sales of core products, and $0.5 million of favorable price and mix effects partially offset by a $0.6 million unfavorable effect of foreign currency translation.

•       Revenue from services decreased 11.0% to $26.3 million for the first nine months of 2006 from $29.6 million for the first nine months of 2005, as restated. Revenue from services represented 28.5% and 31.1% of consolidated revenue for the first nine months of 2006 and 2005, respectively.

The decrease in revenue from services was principally due to the disruptions and challenges discussed above and included $3.0 million of lower net unit volume and a net $0.3 million unfavorable effect of foreign currency translation.

Revenue by geographic region

Primarily as a result of the disruptions discussed above and the resulting decline in unit volume, revenue declined in both our U.S. and European operations during the third quarter of 2006. This decline was partially offset by an increase in revenue from Asia-Pacific operations in the third quarter. For the nine months ended September 30, 2006, revenue from U.S. and Asia-Pacific operations was essentially flat compared to the 2005 period, and the decline in revenue in the nine-month period was primarily due to a decrease in revenue from European operations. Revenue by geographic area in which we operate is shown in Table 14 for each of these periods.

Table 14

	Three months ended September 30,				Nine months ended September 30,
	2006		2005		2006		2005
			Restated				Restated
	(dollars in thousands)
U.S. operations	$13,347	42.4%	$14,744	45.8%	$43,729	47.4%	$43,722	46.0%
European operations	12,444	39.5	12,757	39.7	33,956	36.8	36,773	38.7
Asia-Pacific operations	5,679	18.1	4,672	14.5	14,559	15.8	14,546	15.3
Consolidated revenue	$31,470	100.0%	$32,173	100.0%	$92,244	100.0%	$95,041	100.0%

Changes in Revenue in the Quarterly Periods.   The components of the changes in revenue by geographic region for the third quarter of 2006 are shown in Table 15, together with the corresponding percentage of that change compared to the level of revenue for the corresponding 2005 period for that geographic area.

Table 15

							Net Change in
							Consolidated
	U.S.		Europe		Asia-Pacific		Revenue
	(dollars in thousands)
Volume	$(4,200)	(28.5)%	$(396)	(3.1)%	$886	19.0%	$(3,710)	(11.5)%
Price/mix	2,804	19.0	(447)	(3.5)	338	7.2	2,695	8.4
Foreign currency translation	—	—	530	4.2	(218)	(4.7)	312	1.0
Net change in consolidated revenue	$(1,396)	(9.5)%	$(313)	(2.4)%	$1,006	21.5%	$(703)	(2.1)%

On a consolidated geographic basis, our $0.7 million decrease in revenue in the third quarter of 2006 resulted from $3.7 million of lower volume, partially offset by a $2.7 million favorable combined effect of price and mix and the $0.3 million favorable effect of foreign currency translation.

As set forth in Tables 14 and 15:

•       Revenue from U.S. operations declined by $1.4 million or 9.5% to $13.4 million for the third quarter of 2006 from $14.7 million for the third quarter of 2005, as restated. This decrease was primarily due to $4.2 million of lower unit volume that we believe was primarily due to the disruptions discussed above, partially offset by a $2.8 million favorable effect of price and mix. Revenue from U.S. operations was 42.4% and 45.8% of consolidated revenue for the third quarters of 2006 and 2005, as restated, respectively.

•       Revenue from operations outside the U.S. increased by $0.7 million or 4.0% to $18.1 million in the third quarter of 2006 from $17.4 million in the 2005 quarter, as restated and increased to 57.5% of consolidated revenue for the third quarter of 2006 from 54.2% of consolidated revenue for the third quarter of 2005, reflecting primarily the effect of the lower revenue in the U.S. and the partially offsetting effect of Asia-Pacific revenue in the third quarter. Excluding the favorable effect of foreign currency translation, revenue from operations outside the U.S. would have been 57.2% of consolidated revenue for the third quarter of 2006.

•       Revenue from European operations decreased by $0.3 million or 2.4% to $12.4 million for the third quarter of 2006 from $12.8 million for the third quarter of 2005. This decrease was due to lower unit volume and the combined effect of price and mix, partially offset by the favorable effect of foreign currency translation. European revenue was 39.5% and 39.7% of consolidated revenue for the third quarters of 2006 and 2005, respectively.

•       Revenue from Asia-Pacific operations increased by $1.0 million or 21.5% to $5.7 million for the third quarter from $4.7 million for the third quarter of 2005. This increase resulted primarily from higher unit volume and the combined effect of price and mix, partially offset by the unfavorable effect of foreign currency translation. Asia-Pacific revenue represented 18.0% and 14.5% of consolidated revenue for the third quarters of 2006 and 2005, respectively.

Changes in Revenue in the Nine Month Periods.   The components of the $2.8 million decrease in revenue as they relate to geographic region for the first nine months of 2006 are shown in Table 16, together with the corresponding percentage of that change compared to the level of revenue for the corresponding period of the prior year for that geographic area.

Table 16

							Net Change in
							Consolidated
	U.S.		Europe		Asia-Pacific		Revenue
	(dollars in thousands)
Volume	$(2,356)	(5.4)%	$(1,922)	(5.2)%	$204	1.4%	$(4,074)	(4.3)%
Price/mix	2,363	5.4	(449)	(1.2)	568	3.9	2,482	2.6
Foreign currency translation	—	—	(446)	(1.2)	(759)	(5.2)	(1,205)	(1.3)
Net change in consolidated revenue	$7	0.0%	$(2,817)	(7.6)%	$13	0.1%	$(2,797)	(3.0)%

As set forth in Tables 15 and 16:

•       Revenue from U.S. operations for the first nine months of 2006 was essentially flat compared to $43.7 million for the first nine months of 2005, as restated, as a $2.4 million decline in unit volume was almost fully offset by the positive combined effect of price and mix. Revenue from U.S. operations represented 47.4% and 46.0% of consolidated revenue for the first nine months of 2006 and 2005, respectively.

•       Revenue from operations outside the U.S. decreased by $2.8 million or 5.5% to $48.5 million for the first nine months of 2006 from $51.3 million for the first nine months of 2005, as restated, and decreased to 52.6% of consolidated revenue for the first nine months of 2006 from 54.0% of consolidated revenue for the first nine months of 2005, as restated, reflecting the effect of the $2.8 million decline in European revenue in the nine-month period. Excluding the $1.2 million unfavorable effect of foreign currency translation, revenue from operations outside the U.S. would have decreased 3.1% for the first nine months of 2006 compared to the first nine months of 2005, as restated, and would have been 53.2% of consolidated revenue for the first nine months of 2006.

•       Revenue from European operations decreased by $2.8 million or 7.6% to $34.0 million for the first nine months of 2006 from $36.8 million for the first nine months of 2005, as restated. This decrease was primarily due to $1.9 million of lower unit volume, the $0.4 million unfavorable effect of price and mix and the unfavorable $0.4 million effect of foreign currency translation. European revenue represented 36.8% and 38.7% of consolidated revenue for the first nine months of 2006 and 2005, respectively.

•       Revenue from Asia-Pacific operations increased nominally for the first nine months of 2006 compared to $14.6 million for the first nine months of 2005, as restated. This increase in revenue resulted primarily from higher unit volume and favorable effects of price and mix that were almost completely offset by the unfavorable effect of foreign currency translation. Asia-Pacific revenue represented 15.8% and 15.3% of consolidated revenue for the first nine months of 2006 and 2005, as restated, respectively.

Costs and margins

As shown in Table 17 below, gross profit declined for both the third quarter and first nine months of 2006 compared to the respective 2005 periods, as restated. Gross profit margin declined by 11.4 percentage points in the third quarter compared to the third quarter of 2005 and by 11.1 percentage points in the first nine months of 2006 compared to the respective 2005 period, as restated. The declines in each period were due to the combined effects of our lower revenue, the ERP system, supply chain and logistics disruptions that we encountered in the second and third quarters of 2006 and special accommodations that we extended to certain customers whose orders for our products or services or for repairs to systems were delayed by the disruptions we encountered with our ERP system and our logistics activities or who encountered stability issues with their equipment installations that we were not able to quickly address as a result of resource constraints on our service organization. The decline in gross profit margin also includes the $0.2 million difference in inventory value discussed in “—ERP Implementation” above that is included in cost of sales for the third quarter of 2006 and the recording of credit memoranda for the benefit of customers for product return and pricing issues in the third quarter and first nine months of 2006. See Note 2 to the Condensed Consolidated Financial Statements.

Table 17

	Gross Profit
	Three months ended September 30,				Nine months ended September 30,
	2006		2005		2006		2005
			(Restated)				(Restated)
		%		%		%		%
	Amount	Revenue	Amount	Revenue	Amount	Revenue	Amount	Revenue
	(dollars in thousands)
Products	$9,383	41.3%	$11,944	52.2%	$25,068	38.0%	$31,983	48.9%
Services	1,357	15.5%	2,731	29.4%	5,113	19.4%	9,680	32.7%
Total	$10,740	34.1%	$14,675	45.6%	$30,181	32.7%	$41,663	43.8%

Third Quarter Comparison.   For the third quarter of 2006, cost of sales increased 18.5% to $20.7 million from $17.5 million for the 2005 quarter, as restated, representing 65.9% and 54.4% of consolidated revenue for the respective periods. Foreign currency transaction items had a $0.1 million unfavorable effect on cost of sales compared with the 2005 quarter. Gross profit decreased to $10.7 million from $14.7 million representing 34.1% and 45.6% of total revenue for the 2006 and 2005 third quarters, respectively.

Our gross profit margin on products decreased to 41.3% in the third quarter of 2006 from 52.2% for the third quarter of 2005, as restated. The significant decrease in product margin reflects $1.4 million of inventory adjustments that we charged to cost of goods sold in the third quarter, the ERP system and logistics disruptions and the equipment stability issues discussed above, and higher freight costs and warehousing costs. Margins were also negatively impacted by lower revenue from higher margin systems.

The inventory adjustments primarily consisted of:

•       $0.7 million of write-offs to reduce inventory ledger balances to agree with physical counts of all global inventory balances made at September 30;

•       $0.5 million of write-offs of in-transit inventory related to duplicate or incorrect shipments during the second quarter for which we were subsequently unsuccessful in either securing return of the goods or payment for them; and

•       $0.2 million of inventory reconciliation adjustments to reduce general ledger balances to agree with sub-ledgers.

Gross profit margin on services decreased to 15.5% of consolidated service revenue for the third quarter of 2006 from 29.4% of consolidated service revenue for the third quarter of 2005, as restated. Service margins continued to be impacted by the strains on field service resources related to installation, service and training that resulted in foregone service revenue from time and materials service activities. Service margins were also impacted by the lower sales of upgrades for older legacy systems, some of which we have previously announced that we would no longer support.

Nine Month Comparison.   For the first nine months of 2006, cost of sales increased 16.3% to $62.0 million from $53.4 million for the 2005 nine-month period, as restated, representing 67.3% and 56.2% of consolidated revenue for the respective periods. Foreign currency transaction items had a $0.4 million unfavorable effect on cost of goods sold compared with the first nine months of 2005, as restated. Gross profit decreased to $30.2 million or 32.7% of total revenue for the first nine months of 2006 from $41.7 million or 43.8% of total revenue for the 2005 period.

As a result of the factors discussed above, gross profit margin for products decreased in the first nine months of 2006 to 38.0% from 48.9% for the first nine months of 2005, as restated, and gross profit margin on services decreased to 19.4% of consolidated service revenue from 32.7% of consolidated service revenue for the first nine months of 2005, as restated.

Operating expenses

As shown in Table 18, total operating expenses increased by $6.1 million or 46.1% to $19.4 million in the third quarter of 2006 compared to $13.3 million in the third quarter of 2005, as restated, and by $13.3 million or 35.7% to $50.5 million in the first nine months of 2006 compared to $37.2 million in the first nine months of 2005, as restated.

Table 18

	Three months ended September 30,				Nine months ended September 30,
	2006		2005		2006		2005
			Restated				Restated
	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue
	(dollars in thousands)
Selling, general and administrative expenses	$13,821	43.9%	$9,960	31.0%	$34,788	37.7%	$28,607	30.1%
Research and development expenses	3,856	12.3	3,429	10.7	10,087	10.9	8,805	9.3
Severance and restructuring costs	1,745	5.5	42	0.1	5,663	6.1	49	0.1
Total	$19,422	61.7%	$13,431	41.8%	$50,538	54.7%	$37,461	39.5%

Third Quarter Comparison.   As noted above, operating expenses in the third quarter of 2006 increased $6.0 million, amounting to 61.7% of revenue in that quarter compared to 41.8% of revenue in the third quarter of 2005, as restated. The increase in operating expenses was due primarily to:

•       $1.7 million of severance and restructuring costs related to the relocation of our headquarters to Rock Hill, South Carolina, which were generally in line with our previously announced expectations

•       $3.9 million of higher selling, general, and administrative expenses; and

•       $0.4 million of higher research and development expenses,

which are discussed in greater detail below.

Nine Month Comparison.   As noted above, operating expenses in the first nine months of 2006 increased by $13.1 million, amounting to 54.7% of revenue in that period compared to 39.5% of revenue in the first nine months of 2005, as restated. Approximately 43.3% of that increase related to the severance and restructuring costs referred to above. The increase in the first nine months of 2006 was primarily due to:

•       $5.6 million of higher severance and restructuring costs related to the relocation of our headquarters to Rock Hill, which as noted above were generally in line with our previously announced expectations;

•       $6.2 million of higher selling, general and administrative expenses; and

•       $1.3 million of higher research and development expenses,

which are discussed in greater detail below.

Selling, general and administrative expenses

As shown in Table 18 above, for the third quarter of 2006, selling, general and administrative expenses were $3.9 million higher than those for the third quarter for 2005, and for the first nine months of 2006 selling, general and administrative expenses increased 21.6% to $34.8 million from $28.6 million in the first nine months of 2005, as restated.

Third Quarter Comparison.   The $3.9 million increase in selling, general and administrative expenses in the third quarter of 2006 was due primarily to:

•       $1.5 million of higher consulting expenses, relating primarily to the implementation of our new ERP system and the remediation of the control deficiencies and material weaknesses in our controls that we have previously disclosed;

•       $0.8 million of higher bad debt expense;

•  $0.4 million of higher salaries and fringe benefits;

•       $0.3 million greater depreciation and amortization expense;

•       a $0.7 million increase in various other expense categories; and

•       a $0.2 million increase in equity-based compensation expense arising from our adoption on January 1, 2006 of SFAS No. 123R (see the discussion below and Note 11 to the Condensed Consolidated Financial Statements).

Nine Month Comparison.   The $6.2 million increase in selling, general and administrative expenses in the first nine months of 2006 was due primarily to:

•       $3.6 million of higher consulting expenses that were incurred for the reasons discussed above;

•       $1.2 million of higher bad debt expense;

•       a $0.6 million increase in equity-based compensation expense arising from our adoption on January 1, 2006 of SFAS No. 123R;

•       $0.3 million of higher depreciation and amortization expense;

•       $0.4 million of higher accounting fees; and

•       $0.1 million of higher travel and entertainment expenses.

As previously disclosed, beginning on January 1, 2006, we began to expense previously issued equity awards for which service has not been rendered as required by SFAS No. 123R, which relates to the expensing of stock options and certain other equity compensation. As of September 30, 2006, we estimate our maximum expense related to existing stock options as a result of the adoption of SFAS No. 123R to be approximately $1.1 million, of which $0.8 million (including the $0.6 million recognized in the first nine months of 2006) would be recognized for 2006 and the remainder would be recognized for 2007. This projected expense will change if any stock options are granted, which we do not expect to occur, or cancelled prior to the respective reporting periods.

Research and development expenses

Research and development expenses rose 12.5% to $3.9 million in the third quarter of 2006 from $3.4 million in the third quarter of 2005. For the nine-month period, such expenses rose 14.6% to $10.1 million in 2006 from $8.8 million in 2005. In both periods, these costs reflect our continued high levels of new product development work. We anticipate that research and development expenses for the full year of 2006, including those expenses for the first nine months of 2006, will be in the range of $13.0 to $14.0 million due to increased activity with selected projects, including our agreement with Symyx Technologies, Inc., which we announced early in the second quarter and which is discussed above.

Severance and restructuring costs

Severance and other restructuring costs amounted to $1.7 million in the third quarter of 2006 and $5.7 million in the first nine months of 2006. These costs were nominal in the third quarter and first nine months of 2005. These 2006 costs related primarily to costs incurred in connection with our relocation to Rock Hill, South Carolina, and they primarily included personnel, relocation and recruiting costs.

We estimate that, during 2006 and 2007 and including the costs we incurred in the first nine months of 2006, the total pretax costs to complete this relocation and consolidation should be in a range from $5.7 million, which we had incurred through September 30, 2006, to $7.3 million. Of this $5.7 million of expense, approximately $1.1 million of severance and restructuring costs were included in accounts payable and accrued liabilities at September 30, 2006. This amount includes estimated cash expenditures for moving costs and other costs related to personnel, relocation and recruiting and up to $0.9 million of facility exit costs related to the Grand Junction facility, certain of which we expect to incur in 2007. These estimated costs do not include costs associated with the lease of the Valencia facility through December 31, 2007, which we expect to amount to approximately $0.8 million and which we expect to expense as operating costs as they are incurred. They also do not include the capitalized lease value of the lease for the Rock Hill facility at September 30, 2006, the $3.2 million of tenant improvement and related costs that we have agreed to pay to complete the Rock Hill facility or the $10.0 million purchase price for the Rock Hill facility which we may purchase. We intend to capitalize these costs as they become incurred.

In addition to other significant operational and strategic improvements that we expect to achieve from our relocation project, we project that we should realize average operating-cost savings of approximately $2.5 million per year beginning in 2007, the first full year of planned operations in the Charlotte area. We believe these savings should provide a substantial return on the anticipated investment in up-front moving and other costs, and we expect them to translate into long-term improvements in profitability. We also believe that South Carolina will provide a favorable business climate, significant investment and tax benefits and a sustained lower cost of doing business.

Except for the costs incurred through September 30, 2006, all of the foregoing cost estimates and anticipated savings relating to our relocation project are provided solely as estimates. There can be no assurance that our estimates will not change as we proceed with this project, that actual expenditures will not differ from our estimates, or that anticipated savings and efficiencies will be realized.

Income (loss) from operations

As a result of our lower revenue and gross profit and our higher level of operating expenses in the third quarter of 2006, we reported a $8.7 million loss from operations compared to $1.2 million of operating income for the third quarter of 2005, as restated.

For the first nine months of 2006, we reported a $20.4 million loss from operations, reflecting the operating losses that we reported for the first, second and third quarters of 2006, compared to $4.2 million of operating income for the 2005 period, as restated.

Depreciation and amortization included in income (loss) from operations was $1.3 million for the three months and $4.4 million for the nine months ended September 30, 2006 compared to $1.6 million for the three months and $4.8 million for the nine months ended September 30, 2005, as restated. We expect annual depreciation and amortization to be in the range of $6.0 to $7.0 million for the full year of 2006 compared to $5.8 for the full year of 2005.

Interest and other expense, net

Interest and other expense, net, which consists primarily of interest income and interest expense, was nominal in the third quarter of 2006 and the same period in 2005 and consisted of $0.3 million of net expense for the first nine months of 2006 compared to $0.7 million of income, net for the first nine months of 2005. The changes in the 2006 periods resulted from lower investment income arising from the investment of excess cash and cash equivalents in the 2006 periods and $0.1 million of net proceeds in the first nine months of 2006 from the disposition of surplus assets at our Grand Junction facility that offset interest expense on our outstanding indebtedness in each period.

Provisions for (benefit of) income taxes

The $2.2 million and $2.3 million provisions for income taxes for the third quarter and first nine months of 2006 primarily reflect income tax expense associated with the recordation of the valuation allowance on the $2.5 million net deferred tax asset that we previously recorded in our Consolidated Balance Sheet at December 31, 2005. See Note 13 to the Condensed Consolidated Financial Statements. This $2.5 million tax provision for the 2006 periods was partially offset by benefits in each 2006 period arising primarily from foreign income taxes. The $0.1 million and $0.4 million provisions for income taxes for the corresponding 2005 periods primarily reflect expense for income taxes arising from foreign operations for each period.

Net income (loss) and net income (loss) available to common stockholders

Reflecting our $8.7 million operating loss in the third quarter and the other factors discussed above, we recorded a $11.3 million net loss for the third quarter of 2006 compared to $0.9 million of net income in the 2005 quarter.

Net loss available to common stockholders for the third quarter of 2006 was also $11.3 million due to the absence for periods following their conversion in June 2006 of any accrual for dividends on our previously outstanding Series B Convertible Preferred Stock. On a per share basis, basic and diluted net loss per share available to the common stockholders in the third quarter of 2006 was $0.61. For the three months ended September 30, 2006, shares issuable upon the exercise of outstanding stock options and upon the conversion of outstanding 6% convertible subordinated debentures were excluded from the calculation of diluted net loss per share because their effects would have been anti-dilutive, that is, they would have reduced net loss per share.

Net income available to common stockholders for the third quarter of 2005 was $0.5 million after giving effect to accrued dividends and accretion of preferred stock issuance costs with respect to the then outstanding Series B Convertible Preferred Stock. On a per share basis, diluted income per share available to the common stockholders in the third quarter of 2005 was $0.03. The dilutive effect of in-the-money outstanding stock options was included in diluted income per share in the 2005 period.

Net loss available to common stockholders for the nine months ended September 30, 2006 was $24.7 million compared to $1.8 million income for the same period of 2005, as restated. On a per share basis, basic and diluted net loss per share available to the common stockholders for the nine months ended September 30, 2006 was $1.48. For the same period 2005, the basic net income per share was $0.12 and the diluted income per share was $0.11.

As a result of the conversion of all of our outstanding Series B Convertible Preferred Stock into Common Stock in June 2006, no preferred stock dividends accrued in the third quarter of 2006, and we do not expect to accrue them in subsequent periods.

Liquidity and Capital Resources

Our principal source of liquidity during the third quarter and first nine months of 2006 was cash and cash equivalents shown on our Condensed Consolidated Balance Sheet. Our unrestricted cash and cash equivalents declined to $5.3 million at September 30, 2006 from $24.3 million at December 31, 2005, as restated. See “Cash flow” below.”

Working capital

Our net working capital decreased to $21.6 million at September 30, 2006 from $43.8 million at December 31, 2005, as restated. The $22.2 million decrease in the 2006 period was primarily the result of:

•       a $19.0 million decrease in cash and cash equivalents that occurred for the reasons discussed below;

•       a $5.5 million net decrease in accounts receivable that occurred for the reasons discussed below;

•       a $5.3 million increase in accounts payable arising from the timing of payments and costs associated with the ERP implementation;

•       a $3.7 million increase in current installments of long-term debt arising from the reclassification of the outstanding principal amount of the industrial development bonds related to our Grand Junction facility from long-term debt to a current liability in view of our plans to dispose of that facility within the next twelve months, and the current portion of the capitalized lease obligation related to the Rock Hill facility (see Note 8 to the Condensed Consolidated Financial Statements);

•       a $2.9 million decrease in prepaid expenses and other current assets (consisting of a $3.9 million decline in progress payments to assemblers and a $0.5 million decline in other prepaids, partially offset by a $1.5 million increase in non-trade receivables relating to our outsourcing arrangements);

•       a $1.2 million increase in short-term restricted cash resulting from the reclassification of long-term restricted cash in anticipation of our sale of the Grand Junction facility, which cash is held on deposit as partial security for our obligations under the industrial development bonds related to that facility and is therefore not available for our general use. (See Notes 5 and 8 to the Condensed Consolidated Financial Statements);

•       a $1.1 million increase in accrued liabilities primarily reflecting the timing of the accrual and payment of those liabilities in the ordinary course;

•       a $2.5 million decrease in deferred tax assets arising from the recording of a valuation allowance against those assets at September 30, 2006 (see Note 13 to the Condensed Consolidated Financial Statements); and

•       a $0.4 million increase in customer deposits related primarily to delayed shipments during the third quarter of 2006,

that more than offset

•       a $10.9 million increase in inventories that occurred for the reasons discussed below; and

•       a $2.9 million decrease in deferred revenue reflecting recognition of maintenance and warranty revenue during the third quarter and delayed shipments of new systems.

As shown in Table 21 below, the $19.0 million decrease in cash and cash equivalentsarose primarily from $11.4 million of cash used in operating activities and $10.0 million of cash used in investing activities in the first nine months of 2006, partially offset by $2.1 million of cash generated by financing activities and the $0.2 million positive exchange rate effect for the period. See “Cash flow” below for a discussion of the factors that affected these items of cash flow in the first nine months of 2006.

Components of inventories were as follows:

Table 19

	September 30, 2006	December 31, 2005
		Restated
	(dollars in thousands)
Raw materials	$501	$207
Inventory held by assemblers	2,094	417
Work in process	—	55
Finished goods	23,657	14,131
	$26,252	$14,810

The higher level of inventory at September 30, 2006 arose from:

•       $9.5 million of higher finished goods inventory that we incurred to support our anticipated level of sales for the third quarter of 2006 and changes that we have implemented with certain of our outsource suppliers;

•       a $1.7 million increase in inventory held by assemblers, which included a build-up of SFAS No. 49 inventory discussed below to support the changes with certain of our outsource suppliers mentioned above; and

•       a $0.3 million increase in raw materials.

In connection with our outsourcing activities with our third-party assemblers, we have sold to them components of our raw materials’ inventory related to those systems. We record those sales in our financial statements as a product financing arrangement under SFAS No. 49, “Accounting for Product Financing Arrangements.” At September 30, 2006, $2.1 million of the inventory sold to assemblers was held in inventory compared to $0.4 million at December 31, 2005, and we had a corresponding accrued liability representing our non-contractual obligation to repurchase assembled systems and refurbished parts produced from such inventory. See Note 4 to the Condensed Consolidated Financial Statements.

With the outsourcing of substantially all of our equipment assembly and refurbishment activities, most of our inventory now consists of finished goods including primarily systems, materials and service parts, as our third-party assemblers have taken over supply-chain responsibility for the assembly and refurbishment of systems. As a result of our third-party assemblers having assumed supply-chain responsibility for these activities, we generally no longer hold in inventory most parts for systems’ production or refurbishment. In calculating inventory reserves, we direct our attention to spare parts that we hold in inventory and that we expect to be used over the expected life cycles of the related systems, to inventory related to the blending of our engineered materials and composites and to our ability to sell items that are recorded in finished goods inventory, a large portion of which are new systems. We maintained $1.3 million of inventory reserves at both September 30, 2006 and December 31, 2005.

Our prepaid expenses and other current assets, which amounted to $6.3 million at September 30, 2006 and $9.3 million at December 31, 2005, as restated, also include amounts attributable to our arrangements with our outsource suppliers, which amounts affect our working capital. The components of prepaid expenses and other current assets were as set forth in Table 20:

Table 20

	September 30, 2006	December 31, 2005
		Restated
	(dollars in thousands)
Progress payments to assemblers	$1,103	$5,367
Non-trade receivables	2,498	1,051
Other	2,662	2,857
Total	$6,263	$9,275

The decline in progress payments to assemblers reflects a change in arrangements with certain of our assemblers that we expect to continue.

The non-trade receivables shown in Table 20, the inventory held by assemblers shown in Table 19, and a related accrued liability in an amount that corresponds to the book value of inventory held by assemblers included in accrued liabilities on our balance sheet relate to the accounting for our outsourcing arrangements pursuant to SFAS No. 49. The non-trade receivables shown in Table 20 increased by $1.5 million from December 31, 2005 to $2.5 million at September 30, 2006 as a result of an increase in semi-finished systems and parts that our third-party assemblers purchased from us to complete the assembly of systems.

The increase in restricted cash relates to the reclassification of that cash from a long-term to a short-term asset in anticipation of the expected sale of the Grand Junction facility. That cash is held on deposit as partial security for our obligations under a reimbursement agreement with Wells Fargo Bank that provides security for our obligations under the industrial development bonds related to the Grand Junction facility, is not currently available for our general use, and is expected to become available for our use once our obligations under those bonds and that reimbursement agreement are discharged. See Note 8 to the Condensed Consolidated Financial Statements.

The decrease in accounts receivable, net resulted from changes in our revenue and collections from period to period, and they also reflect the recording of $3.3 million of credit memoranda in the first nine months of 2006. Credit memoranda were issued for credits due customers for sales tax charges, pricing issues, returns, changes to service contracts start dates and freight charge issues. See Note 2 to the Condensed Consolidated Financial Statements. Days sales outstanding (“DSO”), which had increased to 101 days at June 30, 2006, on a restated basis, improved to 78 days at September 30, 2006 compared to 68 days at December 31, 2005, on a restated basis. Accounts receivable more than 90 days past due, which were 20.7% of receivables at June 30, 2006, on a restated basis, improved to 7.0% of receivables at September 30, 2006 compared to 5.1% of receivables at December 31, 2005, on a restated basis.

Factors that affected accounts receivable, net in the first nine months of 2006 included our lower revenue and the related timing of invoicing and collection, the disruptions that we encountered in the start up of our new ERP system that, among other things, delayed shipments to customers and the invoicing and collection of receivables, issues with certain customers related to the stability of their installed systems that are discussed above, and the correction of the errors that we discovered in connection with the preparation of our financial statements for the third quarter of 2006, in particular the errors related to credit memoranda for customers discussed above in Note 2 to the Condensed Consolidated Financial Statements. We increased the allowance for doubtful accounts to $1.7 million as of September 30, 2006 from $1.0 million as of December 31, 2005 to reflect an increase in the accounts receivable aging as of September 30, 2006.

The changes in the third quarter of 2006 in the other items of working capital not discussed above arose in the ordinary course of business. Differences not discussed above between the amounts of working capital item changes in the cash flow statement and the amounts of balance sheet changes for those items are primarily the result of foreign currency translation adjustments.

Cash flow

Table 21 summarizes the cash provided by or used in operating activities, investing activities and financing activities, as well as the effect of changes in foreign exchange rates on cash, for the first nine months of 2006 and 2005.

Table 21

	Nine months ended September 30,
	2006	2005
		Restated
	(in thousands)
Cash used in operating activities	$(12,295)	$(4,056)
Cash used in investing activities	(8,239)	(2,827)
Cash provided by financing activities	1,726	6,226
Effect of exchange rate changes on cash	(240)	385
Net decrease in cash and cash equivalents	$(19,048)	$(272)

Cash flow from operations

Our operations used $12.3 million of net cash in the first nine months of 2006. This use of cash was generated primarily by our $23.3 million net loss for the period partially offset by $10.1 million of non-cash items. These changes are discussed below:

•       the $10.1 million of non-cash items included in the net loss for the first nine months of 2006 consisted primarily of (i) the $2.5 million elimination of the deferred tax asset that we recorded on our consolidated balance sheet at December 31, 2005, (ii) $4.4 million of depreciation and amortization, (iii) $1.9 million of equity compensation expense and (iv) $1.3 million of provisions for bad debts and inventory reserves;

•       Changes in operating accounts, the reasons for which are discussed above, included

•        a $5.3 million increase in accounts payable;

•        a $5.5 million net reduction of accounts receivable;

•        a $0.2 million net reduction of lease receivable;

•        a $0.4 million increase in customer deposits;

•        a $2.9 million increase in prepaid expenses and other current assets; and

•        a $0.7 million increases in other assets

•        a $1.1 million increase in accrued liabilities,

partially offset by

•        a $12.3 million increase in inventories; and

•        a $2.9 million decrease in deferred revenue.

In addition to the reasons for these changes that are discussed in “Working capital” above, our operating results and our cash flow from operations were adversely affected in the third quarter and the first nine months of 2006 by the disruptions discussed above from the start-up of our ERP system, supply chain activities and outsourcing of our spare parts warehousing and logistics activities that led, among other things, to shortages of parts and delays in both shipping finished products and invoicing our customers. These invoicing and shipping delays reduced our receivables balance, delayed collections from customers and largely accounted for the increase in our finished goods and in-transit inventory. At the same time, we purchased and paid for a large portion of the products that we had planned to sell to our customers, which reduced our available working capital.

Our operations used $4.1 million of net cash in the first nine months of 2005, as restated. Such cash included our $3.1 million of net income, that was more than offset by the $4.8 million combined net effect of non-cash items, including depreciation and amortization, and changes in operating assets and operating liabilities in the ordinary course of business. Such non-cash items and changes in operating assets and operating liabilities included a net reduction in cash resulting from:

•       a $2.5 million decrease in accrued liabilities;

•       a $4.9 million increase in prepaid expenses and other current assets;

•       a $5.2 million increase in inventories, net;

•       a $0.9 million decrease in deferred revenue; and

•       a $0.5 million net decrease in other liabilities;

partially offset by

•       $4.8 million of non-cash items, primarily comprised of depreciation and amortization and equity compensation expense;

•       a $0.7 million decrease in accounts receivable;

•       a $1.2 million increase in customer deposits;

•       a $1.0 million increase in accounts payable, net; and

•       a $0.2 million decrease in other assets.

The effects of the restatement on cash flows from operations for the first nine months of 2006 and 2005 and on our consolidated balance sheets at September 30, 2006 and 2005 are discussed in Note 2 to the Condensed Consolidated Financial Statements as well as in the MD&A under “Restatement of Financial Statements.”

Cash used for investing activities

We used $8.2 million of net cash for investing activities in the first nine months of 2006 compared to $2.8 million in the first nine months of 2005, as restated. This included $2.6 million for tenant improvements and change-order costs necessary to complete our new headquarters and R&D facility, $5.1 million of capital expenditures, primarily related to our new ERP system and the Rock Hill facility, and an additional $0.3 million for additions to patent and license rights and $0.5 million  software development costs. In the first nine months of 2006, we also recognized $0.2 million of cash from the net proceeds of sale of property and equipment, primarily related to our Grand Junction facility that were no longer needed for our operations.

As a result of our agreement to pay $3.2 million of tenant improvement and change-order costs necessary to complete our new headquarters and R&D facility, we expect our capital expenditures for the full year of 2006 to be in the range of $8.5 million to $10.0 million, of which approximately $5.6 million, which does not include the developer’s cost for construction of the new facility that we have agreed to lease, relates to equipment, furnishings and tenant improvement and change-order costs related to our relocation project. This estimate does not include the anticipated $10.0 million cost of purchasing that facility, which is discussed above.

In the first nine months of 2005, our principal uses of cash for investment purposes were for capital expenditures, additions to patent and license rights and software development costs. The increase in the first nine months of 2006 was due to higher levels of capital expenditures in the 2006 period compared to the first nine months of 2005.

Cash provided by financing activities

Net cash provided by financing activities in the first nine months of 2006 decreased to $1.7 million from $6.2 million in the first nine months of 2005, as restated. In the 2006 period, cash was provided primarily from $2.7 million of net proceeds of stock option exercises while in the 2005 period, cash was provided primarily by only the net proceeds of stock option exercises. In both periods, these amounts were offset partially by scheduled payments of principal on our outstanding industrial development bonds and payments of other obligations. The reduction in cash provided by stock option, stock purchase plan and restricted stock proceeds is a trend which we expect to continue due to our discontinuation of granting stock options in 2004 and the lower number of stock options currently outstanding.

Liquidity

As discussed above, our principal source of liquidity for the first nine months of 2006 was the cash and cash equivalents on our consolidated balance sheet. As noted above, our unrestricted cash and cash equivalents decreased by $19.0 million to $5.3 million at September 30, 2006 from $24.3 million at December 31, 2005, as restated, due to $20.7 million of cash used in operating and investing activities, partially offset by $1.9 million of cash provided by financing activities of and the $0.2 million negative effect of exchange rate changes.

Outstanding debt

Our outstanding debt at September 30, 2006 and December 31, 2005 was as follows:

Table 22

	September 30, 2006	December 31, 2005 Restated
	(dollars in thousands)
Line of credit	$—	$—
Industrial development revenue bonds:
Current portion of long-term debt	$3,545	$200
Long-term debt, less current portion	—	3,545
Total	$3,545	$3,745
Capital lease obligations:
Current portion of capitalized lease obligation	$60	$—
Capitalized lease obligation, less current portion	8,859	—
Total	$8,919	$—
Subordinated debt:
6% convertible subordinated debentures	$15,354	$22,604
Installment note:
Current portion of installment note	$7	$7
Installment note, less current portion	18	23
Total	$25	$30
Total current portion of debt	$3,612	$207
Total long-term portion of debt	24,231	26,172
Total debt	$27,843	$26,379

At September 30, 2006, the carrying value of our total debt had increased by $1.5 million primarily as a result of the recording of our obligations under the lease for the Rock Hill facility as a capitalized lease obligation at September 30, 2006, partially offset by scheduled principal payments during the first nine months of 2006 on our floating-rate industrial development bonds and the conversion of $7.0 million of our 6% convertible subordinated debentures during the third quarter of 2006.

At September 30, 2006, we had recorded the remaining $3.5 million of principal payments outstanding under the industrial development bonds in the current portion of long-term debt due to our plans to sell the Grand Junction facility. No principal payments are required to be made under our 6% convertible subordinated debentures until their maturity in November 2013. No borrowings were outstanding under our line of credit at September 30, 2006. The installment note shown in Table 22 relates to a motor vehicle that we purchased in 2003 for the use of our chief executive officer as provided for in his employment agreement entered into at that time.

Silicon Valley Bank loan and security agreement

We maintain a loan and security agreement with Silicon Valley Bank that, as amended, is scheduled to expire on July 1, 2007. This credit facility provides that we and certain of our subsidiaries may borrow up to $15,000 of revolving loans and includes sub-limits for letter of credit and foreign exchange facilities. The credit facility is secured by a first lien in favor of Silicon Valley Bank on certain of our assets, including domestic accounts receivable, inventory and certain fixed assets. Interest accrues on outstanding borrowings at either the Bank’s prime rate in effect from time to time or at a LIBOR rate plus a borrowing margin, which prior to January 12, 2007 was 2.25% for LIBOR loans. We are obligated to pay, on a quarterly basis, a commitment fee equal to 0.375% per annum of the unused amount of the facility.

The facility, as amended, imposes certain limitations on our activities, including limitations on the incurrence of debt and other liens, limitations on the disposition of assets, limitations on the making of certain investments and limitations on the payment of dividends on our Common Stock. The facility also requires us to maintain compliance with certain financial covenants, including (a) a quick ratio (as defined in the credit facility) of at least 1.00 to 1.00 as of the end of each calendar quarter and (b) a ratio of total liabilities less subordinated debt to tangible net worth (as each such term is defined in the credit facility) of not more than 2.00 to 1.00 as of December 31, 2005 and at the end of each calendar quarter thereafter. The credit facility also requires that we maintain, on a trailing four-quarter basis, EBITDA (as defined in the credit facility) in an amount not less than $18 million for certain periods ending on or before December 31, 2005 and not less than $15 million for each test period ended on or after March 31, 2006.

We were in compliance with these financial covenants at December 31, 2005, except for the minimum EBITDA covenant, which non-compliance the Bank agreed to waive. We also obtained a waiver from our compliance with certain of these financial covenants from the Bank as of June 30, 2006. Effective January 12, 2007, we and the Bank entered into an additional amendment to the loan and security agreement under which, among other things, the Bank agreed to waive our non-compliance with certain of the financial covenants as of September 30, 2006, including the quick ratio or minimum EBITDA covenant, certain of the financial covenants were agreed to be modified for periods ending after September 30, 2006, and the parties agreed that borrowings under that agreement in excess of $10 million would be subject to a borrowing base tied to our accounts receivable and that effective January 12, 2007 borrowing margins for base-rate loans would be 50 basis points for such loans up to $10 million aggregate principal amount and 100 basis points for such loans in excess of that amount and that borrowing margins for LIBOR-rate loans would be 275 basis points for such loans up to $10 million aggregate principal amount and 325 basis points for such loans in excess of that amount.

No borrowings were outstanding under this facility on September 30, 2006. At December 31, 2006, we had $8.1 million of revolving borrowings outstanding under this facility.

At September 30, 2006 and December 31, 2005, respectively, we had $977 and $1,659 of foreign exchange forward contracts outstanding with Silicon Valley Bank. No borrowings or letters of credit were outstanding under this facility at either September 30, 2006 or December 31, 2005. See Note 7 to the Condensed Consolidated Financial Statements.

Industrial development bonds

Our Grand Junction, Colorado facility was financed by industrial development bonds in the original aggregate principal amount of $4.9 million. At September 30, 2006, the outstanding principal amount of these bonds was $3.5 million. Interest on the bonds accrues at a variable rate of interest and is payable monthly. The interest rate at September 30, 2006 was 3.84%. Principal payments are due in semi-annual installments through August 2016. We have made all scheduled payments of principal and interest on these bonds. The bonds are collateralized by, among other things, a first mortgage on the facility, a security interest in certain equipment and an irrevocable letter of credit issued by Wells Fargo Bank, N.A. pursuant to the terms of a reimbursement agreement between us and Wells Fargo. We are required to pay an annual letter of credit fee equal to 1% of the stated amount of the letter of credit.

This letter of credit is in turn collateralized by $1.2 million of restricted cash that Wells Fargo holds, which at September 30, 2006 we reclassified as a short-term asset in anticipation of our sale of the Grand Junction facility. Wells Fargo has a security interest in that restricted cash as partial security for the performance of our obligations under the reimbursement agreement. We have the right, which we have not exercised, to substitute a standby letter of credit issued by a bank acceptable to Wells Fargo as collateral in place of the funds held by Wells Fargo.

The reimbursement agreement, as amended, contains financial covenants that require, among other things, that we maintain a minimum tangible net worth (as defined in the reimbursement agreement) of $23.0 million plus 50% of net income from July 1, 2001 forward and a fixed-charge coverage ratio (as defined in the reimbursement agreement) of no less than 1.25 to 1.00. We are required to demonstrate our compliance with these financial covenants as of the end of each calendar quarter. As of December 31, 2005, we were in compliance with these financial covenants. As of the periods ended June 30, 2006 (after giving effect to the restatement) and September 30, 2006, we were not in compliance with the fixed-charge coverage ratio.  On January 24, 2007, Wells Fargo agreed to waive this non-compliance in consideration of our payment of a $0.036 million non-refundable waiver fee.

As discussed above, we ceased operations at our Grand Junction facility at the end of April 2006. The facility is currently listed for sale, and in November 2006 we agreed to sell the facility for $7.0 million, subject to the satisfaction of certain customary conditions. We expect the closing of this transaction to occur in the first quarter of 2007. At that time, we expect to pay off the industrial development bonds. Following the closing of the Grand Junction facility, we reclassified these bonds from long-term debt to current installments of long-term debt. See Note 8 to the Condensed Consolidated Financial Statements. Once our obligations under these bonds have been satisfied, we expect the restricted cash referred to above to be released to us.

6% convertible subordinated debentures

The 6% convertible subordinated debentures bear interest at the rate of 6% per year payable semi-annually in arrears in cash on May 31 and November 30 of each year. They are convertible into shares of Common Stock at the option of the holders at any time prior to maturity at $10.18 per share, subject to customary anti-dilution adjustments.

In the third quarter of 2006, $7.0 million aggregate principal amount of these debentures were converted by their holders into 687,625 shares of Common Stock. After giving effect to all conversions made prior to September 30, 2006, at that date $15.4 million aggregate principal amount of 6% convertible subordinated debentures remained outstanding, and they are currently convertible into an aggregate of 1.5 million shares of Common Stock.

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

The debentures are subordinated in right of payment to senior indebtedness (as defined). At the time the debentures were issued, we granted registration rights to the purchasers of the debentures pursuant to which, subject to certain terms and conditions, we agreed to file a registration statement to register for resale the shares of Common Stock into which the debentures are convertible under the Securities Act of 1933, as amended. The conditions to our obligation to file such registration statement have not yet been satisfied, and no such registration statement is currently pending.

Derivative financial instruments

As of September 30, 2006, we had entered into forward currency contracts related to our future liabilities for purchases of inventory from third parties and intercompany purchase obligations of our subsidiaries. These contracts are denominated in Swiss francs, euros and pounds sterling. At September 30, 2006 and 2005, the notional amount of these contracts at their respective settlement dates amounted to $10.2 million and $7.5 million, respectively, and related primarily to purchases of inventory from third parties and amounts due under intercompany purchase obligations of our subsidiaries. The notional amount of the contracts related to inventory purchases aggregated Swiss francs 1.7 million and 2.1 million, respectively (equivalent to $1.4 million and $1.6 million, respectively, at settlement date). The respective notional amounts of the contracts related to intercompany purchase obligations at September 30, 2006 and 2005 aggregated euro 3.3 million and 1.9 million , respectively (equivalent to $4.2 million and $2.2 million, respectively, at settlement date), pounds sterling 0.3 million and 0, respectively (equivalent to $0.6 million and $0, respectively, at settlement date) and Japanese yen 460 million and 396 million (equivalent to $4.0 million and $3.6 million at settlement date.)

Series B convertible preferred stock

On June 8, 2006, all of our then outstanding Series B Convertible Preferred Stock was converted by its holders into 2,639,772 shares of Common Stock, including 23,256 shares of Common Stock covering accrued and unpaid dividends to June 8, 2006. During the first nine months of 2006, we recognized $1.4 million of dividend cost, including approximately $0.6 million associated with the write-off of initial offering costs that remained unaccreted as of June 8, 2006. No dividends were accrued and no unaccreted costs amortized after June 30, 2006.

Stockholders’ equity

Stockholders’ equity increased 6.2% to $73.2 million at September 30, 2006 from $68.9 million at December 31, 2005, as restated. This increase resulted from the $25.5 million increase in Common Stock and additional paid-in capital arising primarily from the conversion of the Series B Preferred Stock to Common Stock during the second quarter and the conversion of $7.3 million aggregate principal amount of the 6% convertible subordinated debentures during the first nine months of 2006, net proceeds from the exercise of stock options, and the fair market value of restricted stock granted in the 2006 period, partially offset by our $24.7 million net loss available to common stockholders for the first nine months of 2006.

Critical Accounting Policies and Significant Estimates

For a discussion of our critical accounting policies and estimates, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2005.

Recent Accounting Pronouncements

In July 2006, FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that we recognize the impact of a tax position in our financial statements if that position is more likely than not of being sustained on audit, based on technical merits of this position. The provisions of FIN 48 became effective as of January 1, 2007, with any cumulative effect of the change in accounting principle to be recorded as an adjustment to our accumulated earnings (loss) and related income tax liabilities at that date. We are currently evaluating the impact on our financial statements of adopting FIN 48. We currently believe that this statement will not have a material effect on our results of operations or consolidated financial position.

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—An Amendment of FASB Statements No. 133 and 140.”  This statement allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair-value basis. This statement is effective for instruments that are acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We believe that SFAS No. 155 will not have a material effect on our results of operations or consolidated financial position.

In March 2006, FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—An Amendment of FASB Statement No. 140.”  This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract. We do not engage in these activities, and therefore we believe that this statement will not have a material effect on our results of operations or consolidated financial position.

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements.”  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements. This statement is expected to be applied prospectively and is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We believe that the adoption of SFAS No. 157 will not have a material effect on our results of operations or consolidated financial position.

In September 2006, FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.”  This statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statements of financial position and to recognize changes in that funded status in the year in which the changes occur through adjustments to comprehensive income. This statement is required to be applied as of the end of the fiscal year ending after December 15, 2006. We do not maintain these types of postretirement plans, and therefore we believe that this statement will not have a material effect on our results of operations or consolidated financial position.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 adds Section N to Topic 1, Financial Statements, of the Staff Accounting Bulletin Series. SAB 108 provides guidance on the consideration of the effects of prior-year misstatements in quantifying current-year misstatements for the purpose of a materiality assessment. Application of SAB 108 is encouraged in any report for an interim period of the first fiscal year ending after November 15, 2006. Previously filed interim reports need not be amended. However, comparative information presented in reports for interim periods of the first year subsequent to initial application should be adjusted to reflect the cumulative effect adjustment as of the beginning of the year of initial application. We have taken the provisions of SAB 108 into account in restating our financial statements as set forth in this Form 10-Q.

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

These risks include:

•       our ability to identify and remedy all material errors in our financial statements for the first and second quarters of 2006, for the year ended December 31, 2005 and each of the quarters in that year and for the year ended December 31, 2004, and the related costs associated with identifying and remedying such errors;

•       our ability to obtain adequate financing in connection with our planned purchase of the Rock Hill facility;

•       the risk that our Common Stock will be delisted from the Nasdaq Stock Market as a result of our failure to file this Quarterly Report on Form 10-Q on a timely basis;

•       economic, political, business and market conditions in the geographic areas in which we conduct business;

•       factors affecting the customers, industries and markets that use our materials and services;

•       competitive factors;

•       production capacity;

•       raw materials’ availability and pricing;

•       our ability to successfully consolidate operations from several locations into our new worldwide headquarters in Rock Hill, South Carolina and to achieve the cost-savings expected from such relocation and consolidation;

•       our ability to complete a successful transition of our remaining supply chain and equipment refurbishment activities to our third party equipment assemblers and others, the ability of those third parties to perform their assembly, refurbishment and supply chain activities in a satisfactory manner, and the risks to us of disruption in our supply of systems to our customers if such third parties fail to perform in a satisfactory manner;

•       successful transition of all of our inventory management and distribution functions to a new third-party service provider and the risk that this third-party provider may not perform in a satisfactory manner;

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

For a more detailed discussion of such risks and uncertainties, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Cautionary Statements and Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, and the risk factors noted in our other SEC filings and in Item 1A—”Risk Factors” in Part II of this Form 10-Q.

Except as required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Item 3.                        Quantitative and Qualitative Disclosures About Market Risk

For a discussion of market risks at December 31, 2005, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2005. During the third quarter of 2006, there were no material changes or developments that would materially alter the market risk assessment performed as of December 31, 2005, except as discussed in the following paragraph.

We and our subsidiaries conduct business in various countries using both the functional currencies of those countries and other currencies to effect cross border transactions. As a result, we and our subsidiaries are subject to the risk that fluctuations in foreign exchange rates between the dates that those transactions are entered into and their respective settlement dates will result in a foreign exchange gain or loss. When practicable, we endeavor to match assets and liabilities in the same currency on its balance sheet and those of our subsidiaries in order to reduce these risks. We also, when we consider it to be appropriate, enter into foreign currency contracts to hedge exposures arising from those transactions. We have not adopted hedge accounting under SFAS No. 133, “Accounting for Derivatives and Hedging Activities,” as amended by SFAS No. 137 and SFAS No. 138, and all gains and losses (realized or unrealized) are recognized in cost of sales in the Condensed Consolidated Statements of Operations.

At September 30, 2006 and 2005, the notional amount of these contracts at their respective settlement dates amounted to $10.2 million and $7.5 million, respectively, and related primarily to purchases of inventory from third parties and intercompany purchase obligations of our subsidiaries. The notional amount of the contracts related to purchases aggregated CHF 1.7 million and 2.1 million, respectively (equivalent to $1.4 million and $1.6 million, respectively, at settlement date.)  The respective notional amounts of the contracts related to intercompany purchase obligations at September 30, 2006 and 2005 aggregated euro 3.3 million and 1.9 million, respectively (equivalent to $4.2 million and $2.2 million, respectively, at settlement date,) pounds sterling 0.3 million and 0 million, respectively (equivalent to $0.6 million and $0 million, respectively, at settlement date) and Japanese yen 460 million and 396 million (equivalent to $4.0 million and $3.6 million at settlement date.)

Item 4.                        Controls and Procedures

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

As a result of our evaluation of our disclosure controls and procedures, the amount of time required to reconcile and compile our financial records for the third quarter of 2006, and the need for additional confirmatory transaction reviews and procedures discussed below, we determined that the material weaknesses (as defined below) that we identified at the end of the second quarter of 2006 continued in the third quarter. As described in greater detail in Item 4 of Part I of our Quarterly Report on Form 10-Q for the period ended June 30, 2006 (the “Second Quarter 10-Q”), those material weaknesses related to:

(a)    our procedures for reconciling and compiling our financial records for the second quarter of 2006; and

(b)   processing and safeguarding of inventory for the period ended June 30, 2006.

As disclosed in the Second Quarter 10-Q:

1.      With respect to our procedures for compiling and reconciling our financial records for the second quarter of 2006, we determined that that material weakness primarily arose as a result of the following contributing factors:

•        inexperience and lack of training of personnel with respect to the closing procedures required under our new enterprise resource management (“ERP”)  system;

•        unfamiliarity with the reports generated by our new ERP system such that their utility in compiling and reconciling financial data was not fully recognized in connection with the quarter-end closing process;

•        the combination of starting up our new ERP system, addressing problems with supply chain and order processing and fulfillment activities, and conflicting demands on our employees’ time;

•        human errors in entering, completing and correcting product and vendor data in the ERP system; and

•        difficulties in consolidating European financial information and in the U.S. consolidation process.

2.      With respect to inventory accounting matters, we determined that the material weaknesses relating to that matter primarily resulted from three fundamental sources:

•        insufficient planning and execution of the conversion from our legacy systems to our new ERP system;

•        errors or corruption in the data migrated from our legacy accounting systems to our new ERP system; and

•        data that was missing from, and errors in inputting data into, our new ERP system.

We also noted that such inventory accounting matters also arose out of the significant operational difficulties that we encountered in taking, processing and filling orders on our new ERP system during the second quarter both directly and through certain of our third-party suppliers to end users, including a logistics and warehousing firm that we employed beginning in the second quarter of 2006.

A “material weakness,” as used throughout this section, is defined as a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. A “significant deficiency” is a control deficiency, or combination of control deficiencies, that adversely affects a company’s ability to initiate, authorize, record, process or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the annual or interim financial statements that is more than inconsequential will not be prevented or detected.

As we prepared our financial statements for the period ended September 30, 2006, we discovered errors in our financial statements for the periods ended March 31, 2006 and June 30, 2006 that are discussed below and in other parts of this Form 10-Q and that led to the restatement of our financial statements set forth in this Form 10-Q. We identified these errors primarily as a result of our efforts to remediate the material weaknesses that we disclosed in the Second Quarter 10-Q and through our efforts to implement our new ERP system, to reconcile the records in our new ERP system with those in our legacy systems, and to test our internal controls in the context of our new ERP system environment.

In connection with the identification of these errors and the preparation of our third-quarter financial statements, we identified additional control deficiencies that, taken together with the material weaknesses that we previously disclosed in the Second Quarter 10-Q, constitute individually or in the aggregate additional material weaknesses with respect to those matters. These additional deficiencies relate to:

(a)    a deficiency in the invoicing and processing of accounts receivable and the application of customer payments; and

(b)   deficiencies in the timeliness and accuracy of our period-end financial statement closing process and the monitoring of our accounting function and oversight of financial controls.

As discussed below:

1.      With respect to the deficiency in our procedures for the processing of and accounting for accounts receivable and the application of customer payments, we determined that this control deficiency resulted in the following errors in our financial statements:

•        We experienced errors in the invoicing and recording of customer billings, in the application of customer payments and in the reconciliation of customer accounts. These matters required us to issue and record credit memoranda for the benefit of customers for product returns, pricing adjustments, changes to service contracts, freight-related matters and other similar matters that are discussed elsewhere in this Item 4 and in this Form 10-Q. We also identified cash that we had received but which had not been applied to customer accounts or the related accounts receivable.

•        Some customer contracts had not been fully integrated and reflected in our new ERP system.

•        Certain tax-exempt customers were charged sales tax in error and certain customers were inadvertently not billed for sales tax on their purchases.

2.      With respect to the deficiency in the timeliness and accuracy of our period-end financial statement closing process and the monitoring of our accounting function and oversight of financial controls, we determined that this control deficiency primarily arose as a result of the following contributing factors:

•        The combination of our relocation to Rock Hill, South Carolina, and the difficulties that we encountered in implementing our new ERP system;

•        The loss of certain experienced accounting and other personnel who did not relocate to Rock Hill;

•        Inexperience and lack of training of newly hired personnel, particularly in Rock Hill, with respect to our existing system of internal controls and the closing procedures required under our new ERP system;

•        Unfamiliarity with the reports generated by our new ERP system such that their utility in compiling and reconciling financial data was not fully recognized in connection with the quarter-end closing process;

•        The combination of starting up our new ERP system, addressing problems with supply chain and order processing and fulfillment activities, and conflicting demands on our employees’ time;

•        Human errors in entering, completing and correcting product and vendor data in the ERP system; and

•        Contrary to our policies and procedures, a lack of consistent and effective review and supervision of account reconciliations and data entries at various levels of our accounting organization to confirm, analyze and reconcile account balances that adversely affected our financial reporting and disclosure controls.

The material weaknesses described in this Item 4, combined with the time needed to complete our assessment of the need to restate our financial statements, rendered us unable to complete our financial statements for the periods ended September 30, 2006 in order to timely file this Form 10-Q, and also necessitated significant additional resources and efforts to complete our third-quarter financial statements.

We also undertook a review of the potential effect of the financial statement errors that we discovered on prior periods. As discussed elsewhere in this Form 10-Q, on November 3, 2006, we announced that management and the Audit Committee of our Board of Directors had determined, based on information presented by our management in connection with the preparation of our financial statements for the third quarter of 2006, that our financial statements included in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2006 and June 30, 2006 should be restated as a result of the errors in them that we had discovered, and on December 14, 2006, we announced that management and the Audit Committee had completed our assessment of our prior-period financial statements and that, based on information presented by our management, the financial statements included in our Annual Reports on Form 10-K for the 2004 and 2005 calendar years also contained errors and should be restated. As discussed elsewhere in this Form 10-Q, in evaluating the need to restate those periods, we also took into consideration audit adjustments that had been identified previously as not being material to those periods, and we have included those adjustments in the restated amounts for the applicable 2005 and 2004 periods.

Set forth below is a discussion of the reviews and procedures that we have conducted to identify the errors and control deficiencies that are discussed in this Item 4, the financial statement errors that we identified, the inventory accounting issues that we have identified, the factors contributing to the material weaknesses reported in this Form 10-Q, and corrective actions that we are taking to remedy the control deficiencies and material weaknesses reported in this Form 10-Q.

Reviews and Procedures Conducted

We identified most of the errors referred to above and the control deficiencies that contributed to them during the preparation of our financial statements for the three-month and nine-month periods ended September 30, 2006. Having identified these errors, we performed additional detailed transaction reviews and control activities in connection with reconciling and compiling our financial records. We undertook these procedures in order to confirm that our financial statements for the three months and nine months ended September 30, 2006 were prepared in accordance with generally accepted accounting principles, fairly presented and were free of material errors.

In order to determine that we had identified and corrected all material errors, we performed additional detailed account reconciliations of all material line-item accounts reflected on our Condensed Consolidated Balance Sheet and Condensed Consolidated Statement of Operations as of and for the period ended September 30, 2006 in order to confirm the accuracy of, and to correct any inaccuracies in, those accounts. The accounts that we reconciled during this comprehensive additional account reconciliation process included:

•       Cash;

•       Trade accounts receivable;

•       Trade receivable deposits, unapplied cash and unapplied credits;

•       Accounts receivables other;

•       Fixed assets;

•       Inventory;

•       Prepaid expenses;

•       Accounts payable;

•       Deferred revenue;

•       Accrued liability accounts;

•       Taxes, including sales and use taxes; and

•       Various accrued liability accounts.

As a result of this comprehensive effort, we identified several reconciliation issues and accounting shortcomings, including:

•        Some accounts had not been adequately reconciled in accordance with our policies and procedures.

•        Certain accounts contained unreconciled differences that had not been timely resolved in accordance with our policies and procedures, including credits for the benefit of customers and cash that had not been applied to customer accounts or the related accounts receivable.

•        Some customer contracts had not been fully integrated and reflected in our new ERP system.

•        Certain tax-exempt customers were charged sales tax in error and certain customers were inadvertently not billed for sales tax on their purchases.

We also identified variances in recorded versus actual inventory values that are discussed below.

Identification of Financial Statement Errors and Related Matters

We have identified and evaluated the errors noted in our prior-period financial statements and have corrected those errors through adjustments reflected in the restated historical consolidated financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 154 (“SFAS No. 154”), “Accounting Changes and Error Corrections.”  We also assessed on a quarterly basis the materiality of prior-period misstatements that were previously identified but not corrected because they were originally considered to be immaterial. As a result of our analysis of adjustments identified during the third quarter of 2006 that were attributable to prior periods as well as previously unadjusted amounts attributable to prior periods, we concluded the prior-period impact was material in the second and fourth quarters of 2005 as well as for the year ended December 31, 2004. Therefore, the restated financial information reflects adjustments to correct or record all such previously unadjusted amounts.

The restatement of the errors and previous unrecorded audit adjustments that we identified included the following:

•       Errors in the recording of customer billings, in the application of customer payments and in the reconciliation of customer accounts that were corrected by the issuance and recording of credit memoranda for the benefit of customers for product returns, pricing adjustments, changes to service contracts, freight-related matters and other similar matters.

•       Errors related to the timing of recognition of royalty income and expense.

•       Errors related to the timing of the recognition of warranty and training revenue.

•       Errors related to securities issuance costs that arose as a result of expensing such costs rather than applying such costs against the net proceeds of sale of the related securities.

•       Errors related to prepaid materials that arose from the incomplete reconciliation of such accounts between the sub-ledger and the general ledger for the affected periods.

•       Errors related to the failure to record depreciation expense for assets that had been placed in service but which remained recorded in the Company’s in construction-in-progress accounts.

•       Errors related to the timing of expenses for certain unrelated third party professional services.

•       Errors related to the reconciliation of accounts payable that arose from the incomplete reconciliation of such accounts between the sub-ledger and the general ledger for each applicable period.

•       Errors related to inventory usage that arose from variances identified between actual and recorded inventory values following the Company’s conducting physical inventory counts to test the accuracy of the recorded inventory data.

•       Errors related to hedging activities for foreign currency transactions that arose from mechanical errors in accumulating spreadsheet data as well as the recording of net unrealized losses on foreign exchange hedges that had previously been excluded from the statement of operations.

•       Prior-period adjustments related to inventory reserves that had previously been identified but which were not deemed material to that period.

•       Errors related to foreign income tax expense that relate to a previously identified adjustment that related to periods prior to 2004 but that was not deemed material to those periods.

For a further discussion of these errors, see Note 2 to the Condensed Consolidated Financial Statements.

Inventory Reconciliation Issues

As part of our comprehensive account reconciliation initiative, and in light of the previously disclosed variances noted at the end of the second quarter of 2006 between the United States inventory accounts on our books compared to the physical inventories conducted at the end of that quarter, we conducted additional physical inventories during and after the third quarter of 2006 to test the accuracy of our recorded inventory data. As a result, we identified variances between the inventory data in our books compared to the inventory values determined through the physical counts as of the end of the third quarter. We conducted extensive data integrity checks as part of this process, and recorded the $0.4 million difference in inventory values that we were unable to reconcile in our cost of sales for the third quarter and first nine months of 2006. See Management’s Discussion and Analysis of Financial Condition and Results of Operations above.

We have determined that the discrepancy in recorded versus actual third quarter of 2006 inventory values resulted from the same problems previously noted in the Second Quarter 10-Q, namely:

•       Errors or corruption in the data migrated from our legacy accounting systems to our new ERP system we implemented in the second quarter of 2006;

•       Errors in processing, shipping and properly recording orders by our third party logistic and warehousing provider; and

•       Failure to properly record certain orders that were shipped directly from our third-party suppliers to the end users.

Factors Contributing to Ineffectiveness/Material Weaknesses

We have determined that the ineffectiveness of our disclosure controls and procedures at September 30, 2006 is primarily attributable to material weaknesses in our internal control over financial reporting as described in the factors disclosed in Item 4 of Part I of the Second Quarter 10-Q, as well as the control deficiencies discussed above. Other factors that contributed to the control deficiencies discussed above include:

•        Human error;

•        Lack of training and experience of new personnel in our system of internal controls and the application of our policies and procedures; and

•        Contrary to our policies and procedures, a lack of consistent and effective review and supervision of account reconciliations and data entries at various levels of our accounting organization to confirm, analyze and reconcile account balances that adversely affected our financial reporting and disclosure controls.

We believe we have addressed the errors, discrepancies and many of the control deficiencies that caused the previously reported delays in compiling and reconciling our financial records for the second and third quarters of 2006, through additional transaction reviews and other corrective actions. The additional measures we have implemented or are currently implementing are discussed in greater detail below.

Effectiveness of Disclosure Controls and Procedures

Based on the evaluation of our disclosure controls and procedures described above, and in light of the inventory variances and other issues identified with respect to the third quarter of 2006 and the additional time and effort required to reconcile and compile our financial records for the quarter, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective, based on the control deficiencies and material weakness as described above.

Remediation Efforts

We are continuing to work diligently to identify and remedy all sources of the problems with our inventory accounting procedures, our procedures for reconciling and compiling our financial records and the related matters described above, and we believe that we have identified the primary causes of and appropriate remedial actions for these problems. These are discussed above. While we continue to diligently implement appropriate corrective measures, we ultimately may be unable to achieve that goal despite our efforts, and the corrective actions that we implement may not fully remedy the material weaknesses that we have identified to date or prevent similar or other control deficiencies from having an adverse impact on our business and results of operations or our ability to timely make required SEC filings in the future.

At this time, we anticipate that certain of these control deficiencies may impact the fourth quarter and full year of 2006, despite our substantial remediation efforts, and may require us to undertake extraordinary measures to confirm the accuracy and reliability of our financial statements such as those we undertook in the second and third quarters of 2006.

Corrective Actions

In order to remedy the control deficiencies noted above, we have undertaken the corrective actions described immediately below, in addition to those actions previously described in Item 4 of Part I of the Second Quarter 10-Q:

•       Completing the implementation of our new ERP system to eliminate the transaction processing issues that have contributed to our delays in compiling and reconciling financial statements;

•       Reaffirmed and clarified our account reconciliation policies through additional procedural details and guidelines for completion, which now expressly require (a) reconciliations of all material accounts no less frequently than monthly, (b) that any discrepancies noted be resolved in a timely fashion, and (c) that all proposed reconciliations be reviewed in detail and on a timely basis by appropriate personnel to determine the accuracy and appropriateness of the proposed reconciliation;

•       Continuing our efforts to hire additional qualified personnel to implement our reconciliation and review procedures;

•       Engaged outside consultants to assist us in reviewing and strengthening our business processes; and

•       Considering whether certain of the activities that require substantial expertise should be handled internally or outsourced.

In addition, of those corrective actions previously described in Item 4 of Part I of the Second Quarter 10-Q, we believe we have substantially completed the following corrective actions:

Credit Memoranda Remediation:

•        Implemented invoice processing changes and management review prior to submission to customer;

•        Increased credit and collection efforts to include more timely contact with customers; and

•        Implemented significant review of sales order entries to ensure correctness of items being sold, appropriate discounts, applicability of sales tax exemptions and payment terms.

Account Reconciliations:

•        Completed detailed comprehensive account reconciliations with respect to all material accounts on our balance sheet and income statement, as described above;

•        Developed additional management review procedures that include timely review and subsequent resolution of reconciling issues;

•        Implemented an action plan to require all account information to reside on our new ERP system;

•        Implemented a cross-functional task force to streamline and validate information being processed through the ERP system, including data verification and management review; and

•        Developed and reviewed a management report to determine that all sales orders that have attained order status have been processed and are controlled through our new ERP system.

Inventory-Related Remediation:

•        Reviewed parts returned for repair or refurbishment to confirm that all such parts have been identified and properly classified as such, including physical review of more significant parts by field engineers to confirm the actual status of the parts in question;

•        Revised the internal accounting procedures for returned equipment and the overall process for monitoring and recording fixed asset additions and retirements;

•        Implemented a comprehensive review of daily processing by the outside warehousing function;

•        Provided training and oversight controls to our third-party logistics management provider, including installing fail audits for shipping, receiving and return processes; and

•        Implemented faster network communications connection speeds with our logistics management provider to promote faster response and processing times.

ERP Implementation Remediation:

•        Corrected data entry errors and corrected or updated pricing and unit data in our new ERP system files;

•        Expanded the number of “super users” and provided additional training for employees who operate and interface with the ERP system, including training in placing and processing orders, inventory accounting practices and the functions and features of our new ERP system;

•        Created specific reports in the ERP system tailored to our business and the controls necessary to promote accurate data entry and processing and timely compilation and reporting of our financial records;

•        Troubleshot the ERP system to identify any missing, incomplete, corrupt or otherwise insufficient data necessary to properly record, process and fill orders; and

•        Retained a third-party consulting firm to review and assess the conversion of those European operations that have transitioned to our new ERP system to determine the success of that conversion and the adequacy of the controls in place at such operations.

Other than actions we have taken to remedy the material weaknesses identified above in reconciling and compiling our financial records and related matters in the third quarter of 2006 and the other control deficiencies described above, there were no material changes in our internal control over financial reporting during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.                        Legal Proceedings

On May 6, 2003, we received a subpoena from the U.S. Department of Justice to provide certain documents to a grand jury investigating antitrust and related issues within our industry. We understand that the issues being investigated include issues involving the consent decree that we entered into and that was filed on August 16, 2001 with respect to our acquisition of DTM Corporation and the requirement of that consent decree that we issue a broad intellectual property license with respect to certain patents and copyrights to another entity already manufacturing rapid prototyping industrial equipment. We complied with the requirement of that consent decree for the grant of that license in 2002. In connection with that investigation, the grand jury has taken testimony from various individuals, including certain of our current and former employees and executives. We were advised that we are not a target of the grand jury investigation, and we have not been informed that this status has changed. In October 2006, we received additional subpoenas to supply certain additional information to that grand jury. We have furnished documents required by the subpoenas and are otherwise complying with the subpoenas.

On November 16, 2006, we received a Nasdaq Staff Determination notice indicating that our Common Stock was subject to delisting because we were not in compliance with Nasdaq Marketplace Rule 4310(c)(14), which requires the timely filing of periodic reports in order for continued listing. We received the letter because we did not timely file our Quarterly Report on Form 10-Q for the period ended September 30, 2006. We requested and were granted a hearing before a Nasdaq Listing Qualifications Panel (the “Panel”) to review the Staff Determination. On January 11, 2007, a hearing was held before the Panel regarding our appeal of the Staff Determination to delist our Common Stock. The Panel is expected to issue decision within 30 days after the hearing.

We are also involved in various legal matters incidental to our business. Our management believes, after consulting with counsel, that the disposition of these legal matters will not have a material effect on our consolidated results of operations or consolidated financial position.

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

We face continuing risks in connection with the restatement that we have carried out to our financial statements for the first and second quarters of 2006, for the year ended December 31, 2005 and each of the quarters in that year and for the year ended December 31, 2004.

These risks include:

•       The risk that, notwithstanding our efforts to identify and remedy all material errors in those financial statements, we may discover other errors in those financial statements in the future.

•       The risk that the cost of identifying and remedying those errors may be excessive.

We face risks in connection with our planned purchase of our new headquarters facility in Rock Hill.

On December 18, 2006, we agreed to purchase our new corporate headquarters in Rock Hill, SC for $10 million subject to customary closing conditions, and on January 5, 2007 we and the seller amended the original purchase agreement. Pursuant to the purchase agreement, as amended, we made an initial earnest money deposit on December 18, 2006 in the amount of $0.3 million and were obligated to make a subsequent earnest money deposit on January 15, 2007 in the amount of $0.7 million. On January 12, 2007 we gave written notice of termination to the seller which had the effect of excusing us from making the additional $0.7 million deposit. The $0.3 million deposit was fully earned by and paid over to the seller. Subsequent to that date, we and the seller are continuing to seek to arrange financing that would enable us to carry out the purchase of the facility. The completion of the purchase is subject to the risk that we will not be able to obtain adequate financing. In the event that we are unable to secure such financing, we will remain subject to the terms of the lease currently in effect.

Our Common Stock is subject to potential delisting from the Nasdaq Stock Market as a result of our inability to timely file our Quarterly Report on Form 10-Q for the period ended September 30, 2006 with the Securities and Exchange Commission.

On November 20, 2006, we announced that we received a Nasdaq Staff Determination notice on November 16, 2006 indicating that our Common Stock was subject to delisting because we were not in compliance with Nasdaq Marketplace Rule 4310(c)(14), which requires the timely filing of periodic reports in order for continued listing. We received the letter because we did not timely file our Quarterly Report on Form 10-Q for the period ended September 30, 2006. We requested and were granted a hearing before a Nasdaq Listing Qualifications Panel (the “Panel”) to review the Staff Determination. On January 11, 2007, a hearing was held before the Panel regarding our appeal of the Staff Determination to delist our Common Stock. The Panel is expected to issue decision within 30 days after the hearing.

There can be no assurance that the Panel will grant our request for continued listing. If we are unable to continue to maintain our listing on the Nasdaq Global Market, it may become more difficult for our stockholders to sell our stock in the public market, and the price of our Common Stock may be adversely affected due to the anticipated decreased liquidity resulting from delisting.

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

During the second and third quarter of 2006, we outsourced the logistics and warehousing of our spare parts’ inventory and certain of our finished goods supply activities to a third-party service provider. In transitioning these responsibilities to the third-party provider, we face a number of risks, including:

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

We face risks relating to ineffective internal control over financial reporting for purposes of Section 404 of the Sarbanes-Oxley Act.

Section 404 of the Sarbanes-Oxley Act requires our management to document and test our internal control over financial reporting and assert in our Annual Reports on Form 10-K whether our internal control over financial reporting is effective. In addition, our independent registered public accounting firm must attest to and report on our assessment of our internal control over financial reporting. Any material weaknesses then existing, including those described in Part I, Item 4, “Controls and Procedures” of this Form 10-Q, will require us to conclude that our internal control over financial reporting is not effective. If our internal control over financial reporting is ineffective, it could have a material adverse effect on investor and analyst confidence in us, which could materially affect the trading price of our stock and our ability to access the capital markets, could require us to incur additional costs to improve our internal control systems and procedures, and could cause us to be untimely in filing our periodic reports under the Exchange Act.

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

3.9	Amended and Restated By-Laws. (Incorporated by reference to Exhibit 3.2 of Registrant’s Current Report on Form 8-K filed on December 1, 2006.)

10.1

First Amendment to Lease Agreement entered into as of August 7, 2006 between the Registrant and KDC-Carolina Investments 3, LP. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed on August 14, 2006.)

10.2

Second Amendment to Lease Agreement entered into as of October 6, 2006 between the Registrant and KDC-Carolina Investments 3, LP. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed on October 10, 2006.)

10.3

Third Amendment to Lease Agreement entered into as of December 18, 2006 between the Registrant and KDC-Carolina Investments 3, LP. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed on December 20, 2006.)

10.4

Purchase and Sale Agreement entered into as of December 18, 2006 between the Registrant and KDC-Carolina Investments 3, LP. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K, filed on December 20, 2006.)

10.5	First Amendment to Purchase and Sale Agreement entered into as of January 5, 2007 between the Registrant and KDC-Carolina Investments 3, LP.
10.6

Third Amendment entered into January 19, 2007 by and among Silicon Valley Bank, the Company, 3D Systems, Inc. and the other parties thereto. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed on January 25, 2007.)

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated February 2, 2007.
31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated February 2, 2007.
32.1	Certification of Principal Executive Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated February 2, 2007.
32.2	Certification of Principal Financial Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated February 2, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

3D SYSTEMS CORPORATION
	By:	/s/ FRED R. JONES
Fred R. Jones
Vice President and Chief Financial Officer
(Principal Financial Officer)
(Duly Authorized Officer)

	By:	/s/ WILLIAM J. TENNISON
William J. Tennison
Vice President and Corporate Controller
(Principal Accounting Officer)
(Duly Authorized Officer)
Date: February 2, 2007