Form 10-Q/A
period 2006-03-31
3D SYSTEMS CORP
filed 2007-02-09
CIK 910638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

PART I

EXPLANATORY STATEMENT REGARDING RESTATEMENT

Restatement of Condensed Consolidated Financial Statements

On November 3, 2006, we announced that management and the Audit Committee of our Board of Directors had determined, based on information presented by our management in connection with the preparation of our financial statements for the third quarter of 2006, that our financial statements included in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2006 and June 30, 2006 contained errors. As a result, the Audit Committee concluded that those financial statements should be restated and that investors should not rely upon those financial statements without taking into account the anticipated adjustments described in our Current Report on Form 8-K filed on November 3, 2006 and the press release filed as an exhibit thereto. The adjustments described in that Form 8-K and related press release are reflected in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and in the restated financial statements included in this Form 10-Q/A.

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

This Quarterly Report on Form 10-Q/A includes the restated financial information for each period affected by the restatement through March 31, 2006. That information is also included in the Quarterly Report on Form 10-Q/A for the quarterly period ended June 30, 2006 and in the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 that we have filed with the Securities and Exchange Commission. Such restated financial information will also be included in our Annual Report on Form 10-K for the year ended December 31, 2006.

i

The following table shows the impact of the correction of all errors on income (loss) available to common stockholders on a pretax basis for the full years ended December 31, 2004 and 2005 and for each calendar quarter thereafter through March 31, 2006. It also shows the cumulative impact of prior-period errors on the accumulated deficit in earnings at December 31, 2003, which errors were not material either individually or in the aggregate. The tax effect of the correction of these errors on each restated period was either minimal or nil.

	Accumulated	Effect of Restatement on Income (Loss) Available to Common Stockholders
	Deficit in Earnings	Year Ended	Quarter Ended				Year Ended	Quarter Ended
	December 31,	December 31,	March 31,	June 30,	September 30,	December 31,	December 31,	March 31,
	2003	2004	2005	2005	2005	2005	2005	2006
	(Amounts in $000s)
Previously reported	$(47,442)	$1,027	$783	$855	$749	$6,017	$8,404	$(1,244)
Adjustments:
Credit memos	—	10	(19)	(79)	(164)	(101)	(363)	(251)
Royalty income/expense	—	253	5	(17)	(17)	(293)	(322)	13
Recognition of warranty and training revenue	32	220	11	(246)	13	33	(189)	121
Stock issuance costs	—	—	—	—	—	211	211	—
Prepaid materials reconciliation	—	—	—	(29)	(4)	(64)	(97)	(201)
Depreciation of fixed assets	—	(4)	(19)	(37)	(42)	(63)	(161)	(106)
Accrual for professional services	—	—	—	—	—	(15)	(15)	(247)
Inventory usage	—	—	—	—	—	22	22	—
Other	—	(20)	20	44	(2)	(16)	46	(86)
Tax provision	(191)	—	—	—	—	191	191	53
Total adjustments:	(159)	459	(2)	(364)	(216)	(95)	(677)	(704)
Restated	$(47,601)	$1,486	$781	$491	$533	$5,922	$7,727	$(1,948)
Net income (loss) available to common stockholders per share—diluted (as previously reported)		$0.07	$0.05	$0.05	$0.05	$0.32	$0.53	$(0.08)
Effect of restatement		0.04	(0.00)	(0.02)	(0.02)	(0.00)	(0.05)	(0.05)
Net income (loss) available to common stockholders per share—diluted (restated)		$0.11	$0.05	$0.03	$0.03	$0.32	$0.48	$(0.13)

As shown in this table, the errors that affect income (loss) available to common stockholders in each restated period primarily include:

•       $0.6 million in the aggregate of errors related to credit memoranda issued to customers, of which $0.3 million was attributable to the first quarter of 2006, $0.4 million was attributable to the 2005 periods and a nominal credit was attributable to 2004.

•       $0.3 million in the aggregate of errors related to the reconciliation of prepaid materials accounts from sub-ledger to general ledger, substantially all of which was attributable to the first quarter of 2006, and $0.1 million of which was attributable to the 2005 periods.

•       $0.3 million in the aggregate of errors related to additional depreciation expense for items placed in service that had not been removed from construction-in-progress (“CIP”) accounts prior to the restatement, of which $0.1 million was attributable to the first quarter of 2006, $0.2 million was attributable to the 2005 periods and a nominal amount was attributable to 2004.

•       $0.3 million in the aggregate of errors in related to accrued professional services, which was primarily attributable to the first quarter of 2006.

•       $0.2 million in the aggregate of errors related to state and foreign income taxes, of which $0.1 million was attributable to the first quarter of 2006 and $0.2 million was attributable to the 2005 periods.

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

Compared to the amounts originally reported, the restatement resulted in a $0.2 million increase in cash and cash equivalents at March 31, 2006 that arose from the reclassification of certain unrestricted deposits previously erroneously recorded in prepaid expenses and other current assets.

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

As disclosed in the Form 10-Q filed with respect to the period ended June 30, 2006, management determined that control deficiencies existed relating to the design and implementation of controls regarding our procedures for (a) reconciling and compiling the financial records and (b) processing and safeguarding of inventory that constituted, either individually or in the aggregate, material weaknesses in our internal control over financial reporting. In the course of our efforts to remediate those deficiencies and these weaknesses, we determined the existence of the errors discussed above, which led to the determination to carry out the restatement discussed above. We also identified additional control deficiencies with respect to the third quarter of 2006 that we believe, taken together with the material weaknesses that we previously disclosed in the second-quarter Form 10-Q, constitute individually or in the aggregate additional material weaknesses with respect to those matters. These additional deficiencies relate to (a) a deficiency in the invoicing and processing of accounts receivable and the application of customer payments and (b) deficiencies in the timeliness and accuracy of our period-end financial statement closing process and the monitoring of our accounting function and oversight of financial controls. We have taken steps to remediate certain of these deficiencies, and we are taking steps to remediate the others. See Part I, Item 4, “Controls and Procedures,” of this Form 10-Q/A for additional information.

As used in this Form 10-Q/A, the terms “we,” “us,” “our” and the “Company” refer to 3D Systems Corporation and our consolidated subsidiaries, and all dollar amounts other than per share amounts are in thousands, unless otherwise noted.

Item 1.                        Financial Statements

3D SYSTEMS CORPORATION
Condensed Consolidated Balance Sheets
March 31, 2006 and December 31, 2005
(in thousands, except par value)
(unaudited)

	March 31, 2006 Restated	December 31, 2005 Restated
ASSETS
Current assets:
Cash and cash equivalents	$26,614	$24,328
Accounts receivable, net of allowance for doubtful accounts of $1,059 (2006) and $990 (2005)	29,317	32,766
Inventories, net of reserves of $1,158 (2006) and $1,317 (2005)	16,344	14,810
Deferred tax assets, net	2,500	2,500
Prepaid expenses and other current assets	9,384	9,275
Total current assets	84,159	83,679
Property and equipment, net	13,324	11,992
Intangible assets, net	7,949	8,577
Goodwill	44,843	44,747
Restricted cash	1,200	1,200
Other assets, net	837	985
	$152,312	$151,180
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$217	$207
Accounts payable	12,525	11,684
Accrued liabilities	12,486	12,316
Customer deposits	1,353	1,945
Deferred revenue	14,079	13,725
Total current liabilities	40,660	39,877
Long-term debt, less current portion	3,456	3,568
Convertible subordinated debentures	22,604	22,604
Other liabilities	1,024	1,001
	67,744	67,050
Authorized 5,000 preferred shares; Series B convertible redeemable preferred stock, authorized 2,670 shares, issued and outstanding 2,617 (2006 and 2005), mandatory redemption in 2013 (aggregate liquidation value of $16,355)	15,257	15,242
Stockholders’ equity:
Common stock, $0.001 par value, authorized 60,000 shares; issued and outstanding 15,638 (2006) and 15,302 (2005)	16	15
Additional paid-in capital	106,810	106,530
Deferred Compensation	—	(1,461)
Treasury stock, at cost; 17 shares at March 31, 2006 and 12 shares at December 31, 2005	(17)	(12)
Accumulated deficit in earnings	(36,711)	(35,175)
Accumulated other comprehensive income (loss)	(787)	(1,009)
Total stockholders’ equity	69,311	68,888
	$152,312	$151,180

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION
Condensed Consolidated Statements of Operations
Three Months Ended March 31, 2006 and March 31, 2005
(in thousands, except per share amounts)
(unaudited)

	March 31, 2006 Restated	March 31, 2005 Restated
Revenue:
Products	$24,252	$20,238
Services	9,391	10,186
Total revenue	33,643	30,424
Cost of sales:
Products	13,010	10,275
Services	7,028	7,131
Total cost of sales	20,038	17,406
Gross profit	13,605	13,018
Operating expenses:
Selling, general and administrative	10,057	8,710
Research and development	3,257	2,675
Severance and restructuring	1,638	—
Total operating expenses	14,952	11,385
Income (loss) from operations	(1,347)	1,633
Interest and other expense, net	167	346
Income (loss) before provision for income taxes	(1,514)	1,287
Provision for income taxes	23	94
Net income (loss)	(1,537)	1,193
Preferred stock dividends	411	412
Income (loss) available to common stockholders	$(1,948)	$781
Net income (loss) available to common stockholders per share—basic	$(0.13)	$0.05
Net income (loss) available to common stockholders per share—diluted	$(0.13)	$0.05

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION
Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31, 2006 and March 31, 2005
(in thousands)
(unaudited)

	March 31, 2006 Restated	March 31, 2005 Restated
Cash flows from operating activities:
Net income (loss)	$(1,537)	$1,193
Adjustments to reconcile net income to net cash used in operating activities:
Provision for deferred income taxes	23	94
Depreciation and amortization	1,619	1,568
Bad debt provision (benefit)	60	(39)
Adjustments to inventory reserves	(170)	(97)
Stock-based compensation expense	452	75
Loss (gain) on disposition of property and equipment	2	1
Changes in operating accounts:
Accounts receivable	3,650	1,723
Lease receivables	20	68
Inventories	(1,930)	635
Prepaid expenses and other current assets	25	(2,233)
Other assets	183	(105)
Accounts payable	815	(74)
Accrued liabilities	(476)	(2,863)
Customer deposits	(594)	(26)
Deferred revenue	277	516
Other liabilities	1	(132)
Net cash provided by operating activities	2,420	304
Cash flows from investing activities:
Purchases of property and equipment	(1,584)	(677)
Additions to licenses and patents	(159)	(132)
Proceeds from the sale of property and equipment	150	—
Software development costs	(130)	(222)
Net cash used in investing activities	(1,723)	(1,031)
Cash flows from financing activities:
Stock option, stock purchase plan and restricted stock proceeds	1,687	1,115
Repayment of long-term debt	(102)	(89)
Payments under obligation to former 3D Systems SA stockholders	—	(219)
Payment of accrued liquidated damages	—	(36)
Net cash provided by financing activities	1,585	771
Effect of exchange rate changes on cash	4	253
Net increase in cash and cash equivalents	2,286	297
Cash and cash equivalents at the beginning of the period	24,328	26,505
Cash and cash equivalents at the end of the period	$26,614	$26,802

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION
Condensed Consolidated Statements of Cash Flows (Continued)
Three Months Ended March 31, 2006 and March 31, 2005
(in thousands)
(unaudited)

Supplemental Cash Flow Information	March 31, 2006 Restated	March 31, 2005 Restated
Interest payments	30	61
Income tax payments	312	602
Non-cash items
Conversion of 6% convertible subordinated debentures	—	100
Conversion of Series B convertible preferred stock	—	26
Accrued dividends on preferred stock	387	387
Transfer of equipment from inventory to property and equipment, net(a)	694	545
Transfer of equipment to inventory from property and equipment, net(b)	30	307

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

3D SYSTEMS CORPORATION
Condensed Consolidated Statements of Comprehensive Income (Loss)
Three Months Ended March 31, 2006 (Restated) and March 31, 2005
(in thousands)
(unaudited)

	March 31, 2006 Restated	March 31, 2005 Restated
Net income (loss)	$(1,537)	$1,193
Foreign currency translation	222	(301)
Comprehensive income (loss)	$(1,315)	$892

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION
Notes to Condensed Consolidated Financial Statements (Restated)
For the Three Months Ended March 31, 2006 and 2005
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

The financial information contained in the condensed consolidated financial statements for the first three months of 2006 and the 2005 periods set forth herein have been restated, as described in Note 2 below.

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

3D SYSTEMS CORPORATION
Notes to Condensed Consolidated Financial Statements (Restated) (Continued)
For the Three Months Ended March 31, 2006 and 2005
(amounts in thousands, except per share data)
(unaudited)

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

3D SYSTEMS CORPORATION
Notes to Condensed Consolidated Financial Statements (Restated) (Continued)
For the Three Months Ended March 31, 2006 and 2005
(amounts in thousands, except per share data)
(unaudited)

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

As the Company prepared its financial statements for the period ended September 30, 2006, it discovered errors in its financial statements for the periods ended March 31, 2006 and June 30, 2006 and for prior periods that are discussed below in this Note 2 and that led to the restatement of its financial statements set forth herein. The Company identified these errors primarily as a result of its efforts to remediate the material weaknesses that it disclosed with respect to the second quarter of 2006 and through its efforts to implement its new ERP system, to reconcile the records in its new ERP system with those in its legacy systems, and to test its internal controls in the context of its new ERP system environment.

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

3D SYSTEMS CORPORATION
Notes to Condensed Consolidated Financial Statements (Restated) (Continued)
For the Three Months Ended March 31, 2006 and 2005
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

The Company also undertook a review of the potential effect of the financial statement errors that it discovered on prior periods. As discussed elsewhere in this Note 2, on November 3, 2006, it announced that management and the Audit Committee of its Board of Directors had determined, based on information presented by its management in connection with the preparation of its financial statements for the third quarter of 2006, that its financial statements as of and for the quarters ended March 31, 2006 and June 30, 2006 should be restated as a result of the errors in them that the Company had discovered, and on December 14, 2006, it announced that management and the Audit Committee had completed their assessment of the Company’s prior-period financial statements and that, based on information presented by management, the Company’s financial statements as of and for the years ended December 31, 2004 and 2005 also contained errors and should be restated. As discussed elsewhere in this Note 2, in evaluating the need to restate those periods, the Company also took into consideration audit adjustments that had been identified previously as not being material to those periods, and it has included those adjustments in the restated amounts for the applicable 2005 and 2004 periods.

3D SYSTEMS CORPORATION
Notes to Condensed Consolidated Financial Statements (Restated) (Continued)
For the Three Months Ended March 31, 2006 and 2005
(amounts in thousands, except per share data)
(unaudited)

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

The deficiencies and errors described above were identified during the Company’s preparation of its financial statements and in reviewing the effectiveness of the design and operation of its disclosure controls and procedures as of and for the period ended September 30, 2006. The Company performed additional detailed transaction reviews and control activities in connection with reconciling and compiling its financial records. Such procedures were undertaken in order to confirm that the Company’s financial statements for the three months and nine months ended September 30, 2006 were free of material errors.

3D SYSTEMS CORPORATION
Notes to Condensed Consolidated Financial Statements (Restated) (Continued)
For the Three Months Ended March 31, 2006 and 2005
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

The following table shows the impact of the correction of all errors on income (loss) available to common stockholders for the full year ended December 31, 2004, for each calendar quarter in 2005, for the full year ended December 31, 2005 and for the first quarter of 2006, as well as the cumulative impact of prior-period errors on retained earnings at December 31, 2003. The tax effect of the correction of these errors on each restated period was either minimal or nil.

3D SYSTEMS CORPORATION
Notes to Condensed Consolidated Financial Statements (Restated) (Continued)
For the Three Months Ended March 31, 2006 and 2005
(amounts in thousands, except per share data)
(unaudited)

	Accumulated	Effect of Restatement on
	Deficit in	Income (Loss) Available to Common Stockholders
	Earnings	Year Ended	Quarter Ended				Year Ended	Quarter Ended
	December 31,	December 31,	March 31,	June 30,	September 30,	December 31,	December 31,	March 31,
	2003	2004	2005	2005	2005	2005	2005	2006
	(amounts in $000s)
Previously reported	$(47,442)	$1,027	$783	$855	$749	$6,017	$8,404	$(1,244)
Adjustments:
Credit memos	—	10	(19)	(79)	(164)	(101)	(363)	(251)
Royalty income/expense	—	253	5	(17)	(17)	(293)	(322)	13
Recognition of warranty and training revenue	32	220	11	(246)	13	33	(189)	121
Stock issuance costs	—	—	—	—	—	211	211	—
Prepaid materials reconciliation	—	—	—	(29)	(4)	(64)	(97)	(201)
Depreciation of fixed assets	—	(4)	(19)	(37)	(42)	(63)	(161)	(106)
Accrual for professional services	—	—	—	—	—	(15)	(15)	(247)
Inventory usage	—	—	—	—	—	22	22	—
Other	—	(20)	20	44	(2)	(16)	46	(86)
Tax provision	(191)	—	—	—	—	191	191	53
Total adjustments:	(159)	459	(2)	(364)	(216)	(95)	(677)	(704)
Restated	$(47,601)	$1,486	$781	$491	$533	$5,922	$7,727	$(1,948)
Net income (loss) available to common stockholders per share—diluted (as previously reported)		$0.07	$0.05	$0.05	$0.05	$0.32	$0.53	$(0.08)
Effect of restatement		0.04	(0.00)	(0.02)	(0.02)	(0.00)	(0.05)	(0.05)
Net income (loss) available to common stockholders per share—diluted (restated)		$0.11	$0.05	$0.03	$0.03	$0.32	$0.48	$(0.13)

As shown in this table, the errors affecting income (loss) available to the common stockholders reflected in the restated financial information primarily include:

•       $(604) in the aggregate of errors related to credit memoranda issued to customers, of which $(251) was attributable to the first quarter of 2006, $(363) was attributable to the 2005 periods (mainly the third and fourth quarters of 2005) and a $10 credit was attributable to 2004;

Such credit memoranda were issued to customers mainly for product returns or pricing adjustments as well as for changes to service contracts and freight-related matters. Error corrections related to credit memoranda were posted to revenue or the related cost of sales in the period to which they related in carrying out the restatement;

•       $(56) in the aggregate of errors related to the timing of recognition of royalty income and expense, of which $13 was attributable to the first quarter of 2006, $(322) of expense was attributable to the 2005 periods (mainly the fourth quarter of 2005) and $253 was attributable to 2004;

These errors arose from the timing of the recording of and misclassification of such revenue and cost of sales;

•       $152 in the aggregate of errors related to the recognition of warranty and training revenue, of which $121 was attributable to the first quarter of 2006, $(189) was attributable to the 2005 periods (mainly the second quarter of 2005) and $220 was attributable to 2004;

These errors arose from the incorrect timing of recording such revenue to the appropriate period;

•       $211 of errors related to securities issuance costs, all which was attributable to the fourth quarter of 2005;

3D SYSTEMS CORPORATION
Notes to Condensed Consolidated Financial Statements (Restated) (Continued)
For the Three Months Ended March 31, 2006 and 2005
(amounts in thousands, except per share data)
(unaudited)

These errors arose because such costs were originally expensed rather than charged to additional paid-in capital and applied against the net proceeds of sale of the related securities;

•       $244 in the aggregate of errors related to tax adjustments, of which $191 related to foreign income tax provisions related to the fourth quarter of 2005, and $53 related to the net consolidated tax effect of the restatement adjustments for the first quarter of 2006;

These errors relate to an amount previously identified that related to periods prior to 2004 which was originally not deemed material to those periods. Such adjustments have been included in the restated amounts herein for the applicable period;

•       $(298) in the aggregate of errors related to prepaid materials, of which $(201) was attributable to the first quarter of 2006 and $(97) was attributable to the 2005 periods;

These errors arose from the incomplete reconciliation of prepaid materials between the sub-ledger and the general ledger for each period;

•       $(271) in the aggregate of errors related to depreciation expense, of which $(106) was attributable to the first quarter of 2006, $(161) was attributable to the 2005 periods and $(4) was attributable to 2004;

These errors related to depreciation expense for assets placed in service but which remained recorded in the Company’s CIP accounts;

•       $(262) of errors related to accrued professional services, of which $(247) was attributable to the first quarter of 2006 and $(15) was attributable to 2005 periods;

These errors arose from the correction of the treatment of previously incurred accounting fees;

•       $22 of errors related to inventory, which was attributable to the fourth quarter of 2005;

These errors arose from variances identified between actual and recorded inventory values as a result of the Company’s conduct of physical inventory counts to test the accuracy of the recorded inventory data; and

•       $(60) in the aggregate of errors for other adjustments related to cost of sales, selling, general and administrative expenses, other income and expense and taxes, of which $(86) was attributable to the first quarter of 2006, $46 was attributable to the 2005 periods and $(20) was attributable to 2004.

3D SYSTEMS CORPORATION
Notes to Condensed Consolidated Financial Statements (Restated) (Continued)
For the Three Months Ended March 31, 2006 and 2005
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

3D SYSTEMS CORPORATION
Notes to Condensed Consolidated Financial Statements (Restated) (Continued)
For the Three Months Ended March 31, 2006 and 2005
(amounts in thousands, except per share data)
(unaudited)

•        Cost of sales decreased by $234, or 0.3%. This decrease primarily relates to a $254 adjustment of royalty expense that was overstated in 2004 and understated in 2005.

•        As a result of these changes, net income increased by $459, or 44.7%.

•       For the year ended December 31, 2005, the changes arising from the restatement are discussed following the next table.

3D SYSTEMS CORPORATION
Notes to Condensed Consolidated Financial Statements (Restated) (Continued)
For the Three Months Ended March 31, 2006 and 2005
(amounts in thousands, except per share data)
(unaudited)

The impact on the condensed consolidated statements of operations each quarterly period in 2005 as a result of the restatement is as follows:

2005 Quarter Ended
	As Previously Reported	Restatement Adjustments	Restated	As Previously Reported	Restatement Adjustments	Restated	As Previously Reported	Restatement Adjustments	Restated	As Previously Reported	Restatement Adjustments	Restated
Consolidated Statement of Operations	March 31			June 30			September 30			December 31

Revenue:
Products	$ 20,246	$ (8)	$ 20,238	$ 22,657	$ (304)	$ 22,353	$ 23,005	$ (131)	$ 22,874	$ 34,488	$ (172)	$ 34,316
Services	10,186	—	10,186	10,112	(21)	10,091	9,319	(20)	9,299	9,657	64	9,721
Total revenue	30,432	(8)	30,424	32,769	(325)	32,444	32,324	(151)	32,173	44,145	(108)	44,037
Cost of sales:
Products	10,298	(23)	10,275	12,231	46	12,277	10,909	21	10,930	16,535	315	16,850
Services	7,129	2	7,131	6,193	4	6,197	6,562	6	6,568	6,683	5	6,688
Total cost of sales	17,427	(21)	17,406	18,424	50	18,474	17,471	27	17,498	23,218	320	23,538
Gross profit	13,005	13	13,018	14,345	(375)	13,970	14,853	(178)	14,675	20,927	(428)	20,499
Operating expenses:
Selling, general and administrative	8,696	14	8,710	9,900	37	9,937	9,917	43	9,960	11,869	(132)	11,737
Research and development	2,675	—	2,675	2,701	—	2,701	3,429	—	3,429	3,371	—	3,371
Severance and restructuring	—	—	—	7	—	7	42	—	42	1,178	—	1,178
Total operating expenses	11,371	14	11,385	12,608	37	12,645	13,388	43	13,431	16,418	(132)	16,286
Income from operations	1,634	(1)	1,633	1,737	(412)	1,325	1,465	(221)	1,244	4,509	(296)	4,213
Interest and other expense, net	345	1	346	185	(48)	137	204	(5)	199	28	(10)	18
Income before provision for (benefit from) income taxes	1,289	(2)	1,287	1,552	(364)	1,188	1,261	(216)	1,045	4,481	(286)	4,195
Provision for (benefit from) income taxes	94	—	94	253	—	253	100	—	100	(1,947)	(191)	(2,138)
Net income	1,195	(2)	1,193	1,299	(364)	935	1,161	(216)	945	6,428	(95)	6,333
Preferred stock dividends	412	—	412	444	—	444	412	—	412	411	—	411
Income available to common shareholders	$ 783	$ (2)	$ 781	$ 855	$ (364)	491	$ 749	(216)	$ 533	$ 6,017	$ (95)	$ 5,922
Net income available to common stockholders per share—basic	$ 0.05	$ —	$ 0.05	$ 0.06	$ (0.03)	$ 0.03	$ 0.05	$ (0.01)	$ 0.04	$ 0.40	$ (0.01)	$ 0.39
Net income available to common stockholders per share—diluted	$ 0.05	$ —	$ 0.05	$ 0.05	$ (0.02)	$ 0.03	$ 0.05	$ (0.02)	$ 0.03	$ 0.32	$ —	$ 0.32

3D SYSTEMS CORPORATION
Notes to Condensed Consolidated Financial Statements (Restated) (Continued)
For the Three Months Ended March 31, 2006 and 2005
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

3D SYSTEMS CORPORATION
Notes to Condensed Consolidated Financial Statements (Restated) (Continued)
For the Three Months Ended March 31, 2006 and 2005
(amounts in thousands, except per share data)
(unaudited)

The impact on the condensed consolidated statement of operations for the first quarter of 2006 as a result of the restatement is as follows:

	2006 Quarter Ended
	As Previously	Restatement
	Reported	Adjustments	Restated
Consolidated Statement of Operations	March 31
Revenue:
Products	$24,216	$36	$24,252
Services	9,311	80	9,391
Total revenue	33,527	116	33,643
Cost of sales:
Products	12,526	484	13,010
Services	6,986	42	7,028
Total cost of sales	19,512	526	20,038
Gross profit	14,015	(410)	13,605
Operating expenses:
Selling, general and administrative	9,763	294	10,057
Research and development	3,257	—	3,257
Severance and restructuring	1,638	—	1,638
Total operating expenses	14,658	294	14,952
Loss from operations	(643)	(704)	(1,347)
Interest and other expense, net	114	53	167
Loss before provision for (benefit from) income taxes	(757)	(757)	(1,514)
Provision for (benefit from) income taxes	76	(53)	23
Net loss	(833)	(704)	(1,537)
Preferred stock dividends	411	—	411
Loss available to common shareholders	$(1,244)	$(704)	$(1,948)
Net loss available to common stockholders per share—basic	$(0.08)	$(0.05)	$(0.13)
Net loss available to common stockholders per share—diluted	$(0.08)	$(0.05)	$(0.13)

A summary of the changes to the condensed consolidated statement of operations reflected in the table above include:

•       For the first quarter of 2006, the changes arising from the restatement primarily relate to the following:

•        Revenue increased $116, or 0.3%, for the quarter ended March 31, 2006. The increase in revenue for the first quarter primarily relates to $121 of adjustments related to the recognition of warranty and training revenue, $59 of adjustments related to royalty income and $160 of other adjustments, partially offset by $224 of adjustments for credit memoranda that were applicable to the first quarter.

3D SYSTEMS CORPORATION
Notes to Condensed Consolidated Financial Statements (Restated) (Continued)
For the Three Months Ended March 31, 2006 and 2005
(amounts in thousands, except per share data)
(unaudited)

•        Cost of sales increased by $526, or 2.7%, for the quarter ended March 31, 2006. The first-quarter increase in cost of sales primarily relates to a $201 reconciliation adjustment related to prepaid materials and $207 of other adjustments

•        Operating expenses increased by $294, or 2.0%, for the quarter ended March 31, 2006. The first-quarter increase in operating expenses primarily relates to a $248 adjustment to record an increase in professional fees and a $106 adjustment to record additional depreciation expense for items placed in service that had not been removed from CIP accounts prior to the restatement.

•        Interest and other expense, net increased by $53, or 46.5%, for the quarter ended March 31, 2006. The first-quarter increase relates to adjustments to record interest income in the correct period.

•        The change in the income tax provision during the first quarter represents an adjustment to the state and foreign income tax provision due to computational errors in tax provision calculations.

3D SYSTEMS CORPORATION
Notes to Condensed Consolidated Financial Statements (Restated) (Continued)
For the Three Months Ended March 31, 2006 and 2005
(amounts in thousands, except per share data)
(unaudited)

The impact of the restatement on the condensed consolidated balance sheets as of December 31, 2004 and as of each quarter end in 2005 is as follows:

	2004			2005
	As Previously Reported	Restatement Adjustments	Restated	As Previously Reported	Restatement Adjustments	Restated
Consolidated Balance Sheet	December 31			March 31
	(amounts in $000s)

ASSETS
Current assets:
Cash and cash equivalents	$26,276	$229	$26,505	$26,507	$295	$26,802
Accounts receivable	22,209	(13)	22,196	19,871	18	19,889
Inventories	9,512	(18)	9,494	8,505	—	8,505
Prepaid expenses and other current assets	5,278	(50)	5,228	7,735	(295)	7,440
Deposits	229	(229)	—	—	—	—
Total current assets	63,504	(81)	63,423	62,618	18	62,636
Property and equipment, net	9,500	71	9,571	9,737	(29)	9,708
Intangible assets, net	10,224	584	10,808	10,247	—	10,247
Goodwill	45,135	—	45,135	44,978	—	44,978
Restricted cash	1,200	—	1,200	1,200	—	1,200
Lease receivable	365	—	365	—	—	—
Other assets, net	1,568	(584)	984	1,423	—	1,423
	$131,496	$(10)	$131,486	$130,203	$(11)	$130,192
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$180	$6	$186	$190	$6	$196
Accounts payable	6,937	35	6,972	6,848	—	6,848
Accrued liabilities	13,447	(112)	13,335	10,570	(65)	10,505
Customer deposits	819	—	819	793	—	793
Deferred revenue	13,797	(225)	13,572	13,991	(236)	13,755
Total current liabilities	35,180	(296)	34,884	32,392	(295)	32,097
Long-term debt, less current portion	3,745	36	3,781	3,645	29	3,674
Convertible subordinated debentures	22,704	—	22,704	22,604	—	22,604
Other liabilities	1,607	(50)	1,557	1,457	(43)	1,414
	63,236	(310)	62,926	60,098	(309)	59,789
Preferred stock	15,196	—	15,196	15,195	—	15,195
Stockholders’ equity:
Common stock	14	—	14	15	—	15
Additional paid-in capital	97,859	(59)	97,800	99,714	(59)	99,655
Deferred compensation	(45)	—	(45)	(949)	—	(949)
Treasury stock, at cost; 8 shares at December 31, 2004 and March 31, 2005	(68)	59	(9)	(68)	59	(9)
Accumulated deficit in earnings	(44,881)	300	(44,581)	(43,686)	298	(43,388)
Accumulated other comprehensive income (loss)	185	—	185	(116)	—	(116)
Total stockholders’ equity	53,064	300	53,364	54,910	298	55,208
	$131,496	$(10)	$131,486	$130,203	$(11)	$130,192

3D SYSTEMS CORPORATION
Notes to Condensed Consolidated Financial Statements (Restated) (Continued)
For the Three Months Ended March 31, 2006 and 2005
(amounts in thousands, except per share data)
(unaudited)

	2005
	As Previously	Restatement		As Previously	Restatement		As Previously	Restatement
	Reported	Adjustments	Restated	Reported	Adjustments	Restated	Reported	Adjustments	Restated
Consolidated Balance Sheet	June 30			September 30			December 31
	(amounts in $000s)
ASSETS
Current assets:
Cash and cash equivalents	$ 28,121	$ 243	$ 28,364	$ 25,991	$ 242	$ 26,233	$ 24,112	$ 216	$ 24,328
Accounts receivable	19,294	(61)	19,233	21,631	(225)	21,406	33,172	(406)	32,766
Inventories	9,319	—	9,319	13,417	—	13,417	13,960	850	14,810
Prepaid expenses and other current assets	8,979	(224)	8,755	10,195	(221)	9,974	9,307	(32)	9,275
Deposits	—	—	—	—	—	—	216	(216)	—
Deferred tax assets	—	—	—	—	—	—	2,500	—	2,500
Total current assets	65,713	(42)	65,671	71,234	(204)	71,030	83,267	412	83,679
Property and equipment, net	9,256	(67)	9,189	10,449	(110)	10,339	12,166	(174)	11,992
Intangible assets, net	9,655	—	9,655	9,201	—	9,201	7,990	587	8,577
Goodwill	44,795	—	44,795	44,790	—	44,790	44,747	—	44,747
Restricted cash	1,200	—	1,200	1,200	—	1,200	1,200	—	1,200
Other assets, net	1,164	—	1,164	852	—	852	1,572	(587)	985
	$ 131,783	$ (109)	$ 131,674	$ 137,726	$ (314)	$ 137,412	$ 150,942	$ 238	$ 151,180
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$ 190	$ 6	$ 196	$ 200	$ 6	$ 206	$ 200	$ 7	$ 207
Accounts payable	5,153	—	5,153	7,866	—	7,866	10,949	735	11,684
Accrued liabilities	9,025	(45)	8,980	9,996	(24)	9,972	12,174	142	12,316
Customer deposits	927	—	927	2,040	—	2,040	1,945	—	1,945
Deferred revenue	12,275	10	12,285	12,008	—	12,008	13,768	(43)	13,725
Total current liabilities	27,570	(29)	27,541	32,110	(18)	32,092	39,036	841	39,877
Long-term debt, less current portion	3,645	27	3,672	3,545	26	3,571	3,545	23	3,568
Convertible subordinated debentures	22,604	—	22,604	22,604	—	22,604	22,604	—	22,604
Other liabilities	1,063	(41)	1,022	1,018	(40)	978	1,039	(38)	1,001
	54,882	(43)	54,839	59,277	(32)	59,245	66,224	826	67,050
Preferred stock	15,211	—	15,211	15,226	—	15,226	15,242	—	15,242
Stockholders’ equity:
Common stock	15	—	15	15	—	15	15	—	15
Additional paid-in capital	106,697	(59)	106,638	107,041	(62)	106,979	106,883	(353)	106,530
Deferred compensation	(1,774)	—	(1,774)	(1,647)	—	(1,647)	(1,461)	—	(1,461)
Treasury stock, at cost; 8 shares at June 30, 2005, 10 shares at September 30, 2005 and 12 shares at December 31, 2005	(68)	59	(9)	(71)	62	(9)	(154)	142	(12)
Accumulated deficit in earnings	(42,387)	(66)	(42,453)	(41,226)	(282)	(41,508)	(34,798)	(377)	(35,175)
Accumulated other comprehensive income (loss)	(793)	—	(793)	(889)	—	(889)	(1,009)	—	(1,009)
Total stockholders’ equity	61,690	(66)	61,624	63,223	(282)	62,941	69,476	(588)	68,888
	$ 131,783	$ (109)	$ 131,674	$ 137,726	$ (314)	$ 137,412	$ 150,942	$ 238	$ 151,180

3D SYSTEMS CORPORATION
Notes to Condensed Consolidated Financial Statements (Restated) (Continued)
For the Three Months Ended March 31, 2006 and 2005
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

•        Treasury stock increased by $59, or 86.8%, as of December 31, 2004 as the result of a correction of an error for the incorrect recording of treasury stock at fair value in lieu of cost.

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

3D SYSTEMS CORPORATION
Notes to Condensed Consolidated Financial Statements (Restated) (Continued)
For the Three Months Ended March 31, 2006 and 2005
(amounts in thousands, except per share data)
(unaudited)

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

3D SYSTEMS CORPORATION
Notes to Condensed Consolidated Financial Statements (Restated) (Continued)
For the Three Months Ended March 31, 2006 and 2005
(amounts in thousands, except per share data)
(unaudited)

geographic region that has been restated as of December 31, 2005 to reflect the corrections to the allocation of assets by geographic region as well as the effect of the adjustments to the December 31, 2005 balance sheet discussed above. The corrections were required due to previous calculation errors in compiling the appropriate data by geographic region.

	December 31, 2005	Restatement Adjustments	December 31, 2005
	(As Previously Reported)		(restated)
Assets:
North America	$102,891	$(26,026)	$76,865
Germany	29,624	(15,268)	14,356
Other Europe	42,770	13,004	55,774
Asia	20,426	—	20,426
Subtotal	195,711	(28,290)	167,421
Inter-company elimination	(44,770)	28,529	(16,241)
Total assets	$150,941	$239	$151,180

3D SYSTEMS CORPORATION
Notes to Condensed Consolidated Financial Statements (Restated) (Continued)
For the Three Months Ended March 31, 2006 and 2005
(amounts in thousands, except per share data)
(unaudited)

The impact of the restatement on the condensed consolidated balance sheet as of March 31, 2006 is as follows:

	2006
	As Previously Reported	Restatement Adjustments	Restated
Consolidated Balance Sheet	March 31
	(amounts in $000s)
ASSETS
Current assets:
Cash and cash equivalents	$26,398	$216	$26,614
Accounts receivable	29,735	(418)	29,317
Inventories	16,410	(66)	16,344
Deferred tax assets	2,500	—	2,500
Prepaid expenses and other current assets	9,910	(526)	9,384
Asset held for sale	—	—	—
Total current assets	84,953	(794)	84,159
Property and equipment, net	13,605	(281)	13,324
Intangible assets, net	7,949	—	7,949
Goodwill	44,843	—	44,843
Restricted cash, long-term	1,200	—	1,200
Other assets, net	837	—	837
	$153,387	$(1,075)	$152,312
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$210	7	$217
Accounts payable	12,525	—	12,525
Accrued liabilities	12,143	343	12,486
Customer deposits	1,353	—	1,353
Deferred revenue	14,198	(119)	14,079
Total current liabilities	40,429	231	40,660
Long-term debt, less current portion	3,435	21	3,456
Convertible subordinated debentures	22,604	—	22,604
Other liabilities	1,060	(36)	1,024
	67,528	216	67,744
Preferred stock	15,257	—	15,257
Stockholders’ equity:
Common stock	16	—	16
Additional paid-in capital	111,344	(4,534)	106,810
Deferred compensation	(4,127)	4,127	—
Treasury stock, at cost; 17 shares at March 31, 2006	(213)	196	(17)
Accumulated deficit in earnings	(35,631)	(1,080)	(36,711)
Accumulated other comprehensive income (loss)	(787)	—	(787)
Total stockholders’ equity	70,602	(1,291)	69,311
	$153,387	$(1,075)	$152,312

3D SYSTEMS CORPORATION
Notes to Condensed Consolidated Financial Statements (Restated) (Continued)
For the Three Months Ended March 31, 2006 and 2005
(amounts in thousands, except per share data)
(unaudited)

The changes to the balance sheet reflected in the table above as a result of the restatement are summarized below.

•  As of March 31, 2006, the changes arising from the restatement primarily relate to the following:

•   Cash and cash equivalents increased by $216, or 0.8%, as of March 31, 2006. As noted below within prepaid expenses and other current assets, this increase relates to the reclassification of certain cash amounts in the balance sheet.

•   Accounts receivable decreased by $418, or 1.4%, as of March 31, 2006. The decrease primarily relates to adjustments for credit memoranda as discussed above.

•   Prepaid expenses and other current assets decreased by $526, or 5.3%, as of March 31, 2006. The decrease primarily relates to $201 of reconciliation adjustments related to prepaid materials and a $216 adjustment related to the reclassification of certain amounts held on deposit to cash and cash equivalents.

•   Inventories decreased by $66, or 0.4%, as of March 31, 2006. The decrease in the first quarter related to an adjustment for credit memoranda as discussed above.

•   Property and equipment decreased by $281, or 2.1%, as March 31, 2006. The first-quarter decrease relates primarily to adjustments to record additional depreciation expense for items placed in service that had not been removed from CIP accounts prior to the restatement.

•   Accrued liabilities increased by $343, or 2.8%, as of March 31, 2006. The first-quarter increase primarily relates to a $207 adjustment for professional fees for the 2005 financial statement audit partially offset by a tax credit of $53.

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

3D SYSTEMS CORPORATION
Notes to Condensed Consolidated Financial Statements (Restated) (Continued)
For the Three Months Ended March 31, 2006 and 2005
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

3D SYSTEMS CORPORATION
Notes to Condensed Consolidated Financial Statements (Restated) (Continued)
For the Three Months Ended March 31, 2006 and 2005
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

The impact of the restatement on the condensed consolidated statements of cash flows for the three, six, nine and twelve month periods ended March 31, 2005, June 30, 2005, September 30, 2005 and December 31, 2005, respectively, is as follows:

	Three Months Ended			Six Months Ended
	As Previously	Restatement		As Previously	Restatement
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
Consolidated Statement of Cash Flows	March 31, 2005			June 30, 2005
	(amounts in $000s)
Cash flows from operating activities:
Net income	$1,195	$(2)	$1,193	$2,494	$(366)	$2,128
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for deferred income taxes	—	94	94	—	347	347
Depreciation and amortization	1,549	19	1,568	3,122	55	3,177
Bad debt provision (benefit)	(39)	—	(39)	(122)	—	(122)
Adjustments for inventory reserve	(97)	—	(97)	(694)	—	(694)
Stock-based compensation	75	—	75	551	—	551
Loss (gain) on disposition of property and equipment	1	—	1	38	—	38
Changes in operating accounts:
Deposits	(78)	78	—	(40)	40	—
Accounts receivable	1,754	(31)	1,723	1,699	48	1,747
Lease receivable	68	—	68	200	—	200
Inventories	653	(18)	635	(240)	(8)	(248)
Prepaid expenses and other current assets	(2,183)	(50)	(2,233)	(3,566)	(69)	(3,635)
Other assets	(105)	—	(105)	54	—	54
Accounts payable	(40)	(34)	(74)	(1,682)	(35)	(1,717)
Accrued liabilities	(2,818)	(45)	(2,863)	(3,459)	(279)	(3,738)
Customer deposits	(26)	—	(26)	109	—	109
Deferred revenue	494	22	516	(930)	235	(695)
Other liabilities	(91)	(41)	(132)	(419)	(7)	(426)
Net cash provided by (used in) operating activities	312	(8)	304	(2,885)	(39)	(2,924)
Cash flows used in investing activities:
Purchases of property and equipment	(764)	87	(677)	(788)	79	(709)
Proceeds on disposition of property and equipment	—	—	—	—	—	—
Additions to license and patent costs	(132)	—	(132)	(238)	—	(238)
Software development costs	(222)	—	(222)	(444)	—	(444)
Net cash used in investing activities	(1,118)	87	(1,031)	(1,470)	79	(1,391)
Cash flows from financing activities:
Stock options, stock purchase plan and restricted stock proceeds	1,115	—	1,115	7,240	—	7,240
Repayment of long-term debt	(90)	1	(89)	(90)	2	(88)
Payments under obligation to former stockholders of 3D Systems S.A.	(219)	—	(219)	(439)	—	(439)
Payment of preferred stock dividends	—	—	—	(785)	—	(785)
Stock issuance costs	—	—	—	(103)	—	(103)
Payment of accrued liquidated damages	(36)	—	(36)	(36)	—	(36)
Net cash provided by financing activities	770	1	771	5,787	2	5,789
Effect of exchange rate changes on cash	267	(14)	253	413	(28)	385
Net increase (decrease) in cash and cash equivalents	231	66	297	1,845	14	1,859
Cash and cash equivalents, beginning of period	26,276	229	26,505	26,276	229	26,505
Cash and cash equivalents, end of period	$26,507	$295	$26,802	$28,121	$243	$28,364

3D SYSTEMS CORPORATION
Notes to Condensed Consolidated Financial Statements (Restated) (Continued)
For the Three Months Ended March 31, 2006 and 2005
(amounts in thousands, except per share data)
(unaudited)

	Nine Months Ended			Year Ended
	As Previously	Restatement		As Previously	Restatement
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
Consolidated Statement of Cash Flows	September 30, 2005			December 31, 2005
	(amounts in $000s)
Cash flows from operating activities:
Net income	$3,655	$(582)	$3,073	$10,083	$(677)	$9,406
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred income taxes, net of valuation allowance	—	—	—	(2,500)	—	(2,500)
Depreciation and amortization	4,715	97	4,812	5,764	162	5,926
Bad debt provision (benefit)	16	—	16	(48)	—	(48)
Adjustments for inventory reserve	(720)	—	(720)	(733)	—	(733)
Stock-based compensation	699	—	699	941	—	941
Loss (gain) on disposition of property and equipment	(54)	—	(54)	(262)	—	(262)
Changes in operating accounts:
Deposits	(39)	39	—	(13)	13	—
Accounts receivable	(909)	212	(697)	(13,008)	393	(12,615)
Lease receivable	344	—	344	448	—	448
Inventories	(5,189)	(17)	(5,206)	(7,907)	(868)	(8,775)
Prepaid expenses and other current assets	(4,839)	(71)	(4,910)	(4,207)	(18)	(4,225)
Other assets	229	—	229	69	(90)	(21)
Accounts payable	1,044	(35)	1,009	4,211	700	4,911
Accrued liabilities	(2,599)	92	(2,507)	(148)	255	107
Customer deposits	1,228	—	1,228	1,157	—	1,157
Deferred revenue	(1,131)	225	(906)	763	182	945
Other liabilities	(460)	(6)	(466)	(418)	(7)	(425)
Net cash provided by (used in) operating activities	(4,010)	(46)	(4,056)	(5,808)	45	(5,763)
Cash flows used in investing activities:
Purchases of property and equipment	(1,873)	87	(1,786)	(2,603)	87	(2,516)
Proceeds on disposition of property and equipment	98	—	98	727	—	727
Additions to license and patent costs	(504)	—	(504)	(372)	—	(372)
Software development costs	(635)	—	(635)	(598)	90	(508)
Net cash used in investing activities	(2,914)	87	(2,827)	(2,846)	177	(2,669)
Cash flows from financing activities:
Stock options, stock purchase plan and restricted stock proceeds	8,020	—	8,020	8,135	—	8,135
Repayment of long-term debt	(180)	3	(177)	(180)	3	(177)
Payments under obligation to former stockholders of 3D Systems S.A.	(585)	—	(585)	(585)	—	(585)
Payment of preferred stock dividends	(785)	—	(785)	(1,617)	—	(1,617)
Stock issuance costs	(211)	—	(211)	—	(211)	(211)
Payment of accrued liquidated damages	(36)	—	(36)	(36)	—	(36)
Net cash provided by financing activities	6,223	3	6,226	5,717	(208)	5,509
Effect of exchange rate changes on cash	416	(31)	385	773	(27)	746
Net increase (decrease) in cash and cash equivalents	(285)	13	(272)	(2,164)	(13)	(2,177)
Cash and cash equivalents, beginning of period	26,276	229	26,505	26,276	229	26,505
Cash and cash equivalents, end of period	$25,991	$242	$26,233	$24,112	$216	$24,328

The changes for each period displayed in the table above are the result of the restatement adjustments previously described in this Note 2.

3D SYSTEMS CORPORATION
Notes to Condensed Consolidated Financial Statements (Restated) (Continued)
For the Three Months Ended March 31, 2006 and 2005
(amounts in thousands, except per share data)
(unaudited)

The impact of the restatement on the condensed consolidated statement of cash flows for the three-month period ended March 31, 2006 is as follows:

	Three Months Ended
	As Previously	Restatement
	Reported	Adjustments	Restated
Consolidated Statement of Cash Flows	March 31, 2006
	(amounts in $000s)
Cash flows from operating activities:
Net loss	$(833)	$(704)	$(1,537)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for deferred income taxes	—	23	23
Depreciation and amortization	1,514	105	1,619
Bad debt provision (benefit)	60	—	60
Adjustments to inventory reserves	—	(170)	(170)
Stock-based compensation	452	—	452
Loss (gain) on disposition of property and equipment	2	—	2
Changes in operating accounts:
Accounts receivable	3,639	11	3,650
Lease receivable	—	20	20
Inventories	(2,352)	422	(1,930)
Prepaid expenses and other current assets	(395)	420	25
Other assets	93	90	183
Accounts payable	1,550	(735)	815
Accrued liabilities	(495)	19	(476)
Customer deposits	(594)	—	(594)
Deferred revenue	353	(76)	277
Other liabilities	(2)	3	1
Net cash provided by (used in) operating activities	2,992	(572)	2,420
Cash flows used in investing activities:
Purchases of property and equipment	(2,184)	600	(1,584)
Proceeds on disposition of property and equipment	150	—	150
Additions to license and patent costs	(159)	—	(159)
Software development costs	(40)	(90)	(130)
Net cash used in investing activities	(2,233)	510	(1,723)
Cash flows from financing activities:
Stock options, stock purchase plan and restricted stock proceeds	1,687	—	1,687
Repayment of long-term debt	(100)	(2)	(102)
Net cash provided by financing activities	1,587	(2)	1,585
Effect of exchange rate changes on cash	(60)	64	4
Net increase (decrease) in cash and cash equivalents	2,286	—	2,286
Cash and cash equivalents, beginning of period	24,112	216	24,328
Cash and cash equivalents, end of period	$26,398	$216	$26,614

The changes for the period displayed in the table above are the result of the restatement adjustments previously described in this Note 2.

3D SYSTEMS CORPORATION
Notes to Condensed Consolidated Financial Statements (Restated) (Continued)
For the Three Months Ended March 31, 2006 and 2005
(amounts in thousands, except per share data)
(unaudited)

(3)          Inventories

Components of inventories, net are as follows:

	March 31, 2006 Restated	December 31, 2005 Restated
Raw materials	$2,645	$207
Inventory held by assemblers	680	417
Work in process	94	55
Finished goods	12,925	14,131
	$16,344	$14,810

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

The Company agreed to sell to those third parties components of its raw materials’ inventory related to those systems. Such sales were recorded in the financial statements as a product financing arrangement under SFAS No. 49. Pursuant to SFAS No. 49, as of March 31, 2006 and December 31, 2005, the Company’s consolidated balance sheets included a non-trade receivable of $1,047 and $1,051, respectively, classified in prepaid expenses and other current assets reflecting the book value of the inventory sold to the assemblers for which the Company had not received payment. At March 31, 2006 and December 31, 2005, $680 and $417, respectively, remained in inventory with a corresponding amount included in accrued liabilities representing the Company’s non-contractual obligation to purchase assembled systems and refurbished parts produced from such inventory. Under these arrangements, the Company generally purchases assembled systems from the assemblers following the Company’s receipt of an order from a customer or as needed from the assembler to repair a component or to service equipment. Under certain circumstances, the Company anticipates that it may purchase assembled systems from the assemblers prior to the receipt of an order from a customer. At March 31, 2006 and December 31, 2005, the Company had made $4,885 and $5,271, respectively, of progress payments to assemblers for systems forecasted to be required for resale to customers after such dates. These progress payments were recorded in prepaid expenses and other current assets in the consolidated balance sheets.

3D SYSTEMS CORPORATION
Notes to Condensed Consolidated Financial Statements (Restated) (Continued)
For the Three Months Ended March 31, 2006 and 2005
(amounts in thousands, except per share data)
(unaudited)

(5)          Property and Equipment, net

Property and equipment is summarized as follows:

	March 31, 2006 Restated	December 31, 2005 Restated	Useful Life (in years)
Land	$436	$436	—
Building	4,202	4,202	30
Machinery and equipment	21,227	21,603	3-5
Office furniture and equipment	3,013	3,022	5
Leasehold improvements	3,504	3,534	Life of Lease
Rental equipment	877	910	5
Construction in progress	5,496	3,785	N/A
	38,755	37,492
Less: Accumulated depreciation	(25,431)	(25,500)
	$13,324	$11,992

Depreciation expense for the three months ended March 31, 2006 and March 31, 2005 was $736 and $653 on a restated basis, respectively. Leasehold improvements are amortized on a straight-line basis over the shorter of (i) their estimated useful lives and (ii) the estimated or contractual life of the related lease. The Company has accelerated amortization of the leasehold improvements related to the Valencia facility as a result of its plan to vacate the facility in September 2006. Such accelerated amortization amounted to $20 in the first quarter of 2006.

The Company ceased operations at its Grand Junction, Colorado facility on April 28, 2006. The facility was listed for sale during the first quarter of 2006 at an amount in excess of its net book value. Effective on May 1, 2006, approximately $3,454 in net assets on a restated basis associated with the facility were reclassified on the Company’s consolidated balance sheet from long-term assets to current assets, where they will be recorded as assets held for sale. Following such reclassification, the Company ceased to record depreciation expense related to this facility, which amounted to $570 per year. The Company expects to realize an amount from the disposition of these assets in excess of their net book value and in excess of the remaining balance of the industrial development bonds used to finance the facility. See Note 8.

3D SYSTEMS CORPORATION
Notes to Condensed Consolidated Financial Statements (Restated) (Continued)
For the Three Months Ended March 31, 2006 and 2005
(amounts in thousands, except per share data)
(unaudited)

(6)          Intangible Assets

(a)          Licenses and Patent Costs

Licenses and patent costs are summarized as follows:

	March 31, 2006 Restated	December 31, 2005 Restated	Weighted average useful life (in years)
Licenses, at cost	$2,333	$2,333	fully amortized
Patent costs	18,393	18,226	7.7
	20,726	20,559
Less: Accumulated amortization	(15,376)	(15,034)
	$5,350	$5,525

For the three months ended March 31, 2006 and March 31, 2005, the Company capitalized $167 and $132, respectively, of costs to acquire, develop and extend patents in the United States and certain other countries. The Company amortized $342 and $336 of previously capitalized patent costs for the three months ended March 31, 2006 and March 31, 2005, respectively.

(b)         Acquired Technology

Acquired technology is summarized as follows:

	March 31, 2006 Restated	December 31, 2005 Restated
Acquired technology	$10,172	$10,148
Less: Accumulated amortization	(8,087)	(7,683)
	$2,085	$2,465

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

(c)          Other Intangible Assets

The Company had $514 and $587 of other net intangible assets as of March 31, 2006 and December 31, 2005, respectively. Amortization expense related to such intangible assets for the three months ended March 31, 2006 and March 31, 2005 was $165 and $200, respectively.

(7)          Hedging Activities and Derivative Instruments

The Company and its subsidiaries conduct business in various countries using both its functional currencies and other currencies to effect cross-border transactions. As a result, the Company and its

3D SYSTEMS CORPORATION
Notes to Condensed Consolidated Financial Statements (Restated) (Continued)
For the Three Months Ended March 31, 2006 and 2005
(amounts in thousands, except per share data)
(unaudited)

subsidiaries are subject to the risk that fluctuations in foreign exchange rates between the dates that those transactions are entered into and their respective settlement dates will result in a foreign exchange gain or loss. When practicable, the Company endeavors to match assets and liabilities in the same currency on its balance sheet and those of its subsidiaries in order to reduce these risks. The Company also, when it considers it to be appropriate, enters into foreign currency contracts to hedge exposures arising from those transactions. The Company has not adopted hedge accounting under SFAS No. 133, “Accounting for Derivatives and Hedging Activities,” as amended by SFAS No. 137 and SFAS No. 138, and all gains and losses (realized or unrealized) are recognized in cost of sales in the Condensed Consolidated Statements of Operations. The Company has entered into forward contracts to purchase and to sell foreign currencies. The purchase contracts related primarily to the purchases of inventory agreed to be made from suppliers denominated in Swiss francs. The foreign currency sales contracts were denominated in euros, pound sterling and Japanese yen and were entered into to hedge intercompany purchase obligations of the Company’s subsidiaries. The respective notional amounts of the forward currency contracts outstanding as of March 31, 2006 aggregated Swiss francs 611 (equivalent to $473 at settlement date), euros 500 (equivalent to $597 at settlement date), pounds sterling 300 (equivalent to $524 at settlement date) and Japanese yen 210,000 (equivalent to $1,792 at settlement date).

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

The dollar equivalent of the foreign currency contracts and related fair values as of March 31, 2006 and December 31, 2005 were as follows:

	Foreign Currency Option Contracts		Foreign Currency Purchase Contracts		Foreign Currency Sales Contracts
	March 31, 2006 Restated	December 31, 2005 Restated	March 31, 2006 Restated	December 31, 2005 Restated	March 31, 2006 Restated	December 31, 2005 Restated
Notional amount	$—	$837	$473	$1,269	$2,912	$4,624
Fair value	—	866	469	1,258	2,917	4,519
Net unrealized gain (loss)	$—	$29	$(4)	$(11)	$(5)	$105

The net fair value of all of these contracts at March 31, 2006 and December 31, 2005 reflected unrealized gains (losses) of $(9) and $123, respectively. These foreign currency contracts expire at various dates between April 4, 2006 and April 20, 2006.

Changes in the fair value of derivatives are recorded in cost of sales in the consolidated statements of operations. Depending on their fair value at the end of the reporting period, derivatives are recorded either in prepaid expenses and other current assets or in accrued liabilities in the consolidated balance sheets.

The total impact of foreign currency related items on the consolidated statement of operations was a gain of $78 and $499 for the quarters ended March 31, 2006 and March 31, 2005, respectively.

3D SYSTEMS CORPORATION
Notes to Condensed Consolidated Financial Statements (Restated) (Continued)
For the Three Months Ended March 31, 2006 and 2005
(amounts in thousands, except per share data)
(unaudited)

The Company is exposed to credit risk if the counterparties to such transactions are unable to perform their obligations. However, the Company seeks to minimize such risk by entering into transactions with counterparties that are believed to be creditworthy financial institutions.

(8)          Borrowings

Total outstanding borrowings were as follows:

	March 31, 2006 Restated	December 31,2005 Restated
Line of credit	$—	$—
Industrial development revenue bonds:
Current portion of long-term debt	$210	$200
Long-term debt, less current portion	3,435	3,545
Total	$3,645	$3,745
Subordinated debt:
6% convertible subordinated debentures	$22,604	$22,604
Installment note:
Current portion of installment note	$7	$7
Installment note, less current portion	21	23
Total	$28	$30
Total current portion of debt	$217	$207
Total long-term portion of debt	26,060	26,172
Total debt	$26,277	$26,379

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

The facility, as amended, imposes certain limitations on the Company’s activities, including limitations on the incurrence of debt and other liens, limitations on the disposition of assets, limitations on the making of certain investments and limitations on the payment of dividends on the Company’s Common Stock. The facility also requires the Company to maintain (a) a quick ratio (as defined in the credit facility) of at least 1.00 as of the end of each calendar quarter and (b) a ratio of total liabilities less subordinated debt to

3D SYSTEMS CORPORATION
Notes to Condensed Consolidated Financial Statements (Restated) (Continued)
For the Three Months Ended March 31, 2006 and 2005
(amounts in thousands, except per share data)
(unaudited)

tangible net worth (as each such term is defined in the credit facility) of not more than 2.00 as of December 31, 2005 and at the end of each calendar quarter thereafter. The credit facility also requires that the Company maintain, on a trailing four-quarter basis, EBITDA (as defined in the credit facility) in an amount not less than $18 million for certain periods ending on or before December 31, 2005 and, as amended effective March 30, 2006, not less than $15 million for each period ending on or after March 31, 2006. The Company believes that it was in compliance with these requirements at March 31, 2006, both prior to and after giving effect to the restatement herein.  Additionally, the Company believes that it was in compliance with these financial covenants at December 31, 2005, except for the minimum EBITDA covenant, which non-compliance the Bank agreed to waive.

At March 31, 2006 and December 31, 2005, respectively, the Company had $357 and $1,659 of foreign exchange forward contracts outstanding with Silicon Valley Bank. No borrowings or letters of credit were outstanding under this facility at either March 31, 2006 or December 31, 2005. See Note 7.

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

This letter of credit is in turn collateralized by $1,200 of restricted cash that Wells Fargo holds. Effective November 9, 2005, the Company entered into an amendment to the reimbursement agreement with Wells Fargo pursuant to which such funds will be held in a non-interest-bearing account at Wells Fargo, and Wells Fargo will have a security interest in that account as partial security for the performance of the Company’s obligations under the reimbursement agreement. Under that amendment, the Company also has the right to substitute a standby letter of credit issued by a bank acceptable to Wells Fargo as collateral in place of the funds held in that account.

The reimbursement agreement, as amended, contains financial covenants that require, among other things, that the Company maintain a minimum tangible net worth (as defined in the reimbursement agreement) of $23.0 million plus 50% of net income from July 1, 2001 forward and a fixed-charge coverage ratio (as defined in the reimbursement agreement) of no less than 1.25. The Company is required to demonstrate its compliance with these financial covenants as of the end of each calendar quarter. As of March 31, 2006 and December 31, 2005, both prior to and after giving effect to the restatement contained herein, the Company was in compliance with these financial covenants.

3D SYSTEMS CORPORATION
Notes to Condensed Consolidated Financial Statements (Restated) (Continued)
For the Three Months Ended March 31, 2006 and 2005
(amounts in thousands, except per share data)
(unaudited)

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

Installment Loans

The installment debt relates to an auto loan for a term of 72 months at $0.7 per month for a motor vehicle that the Company purchased in December 2003 for the use of the Company’s chief executive officer as provided for in his employment agreement entered into in 2003. The implicit rate is 8% per annum.

(9)          Convertible Preferred Stock

On May 5, 2003, the Company privately placed 2,634 shares of Series B Convertible Preferred Stock at a price of $6.00 per share with institutional and accredited investors. Net proceeds were $15,167 after deducting $637 of offering expenses. The offering expenses were recorded as a reduction to the face value

3D SYSTEMS CORPORATION
Notes to Condensed Consolidated Financial Statements (Restated) (Continued)
For the Three Months Ended March 31, 2006 and 2005
(amounts in thousands, except per share data)
(unaudited)

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

3D SYSTEMS CORPORATION
Notes to Condensed Consolidated Financial Statements (Restated) (Continued)
For the Three Months Ended March 31, 2006 and 2005
(amounts in thousands, except per share data)
(unaudited)

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

Three Months Ended March 31, 2005 Restated
Net income available to common stockholders as restated	$781
Deduct: Stock-based employee compensation expense determined under the fair value method for all awards	427
Pro forma net income	$354
Basic net income available to common stockholders per share:
As restated	$0.05
Pro forma	$0.02
Diluted net income available to common stockholders per share:
As restated	$0.05
Pro forma	$0.02

During the first quarter of 2006 and 2005, the Company made restricted stock awards covering 141 and 55 shares, respectively and net of repurchases, of Common Stock to certain employees, including executive officers, pursuant to the Company’s 2004 Incentive Stock Plan. Shares of restricted Common Stock awarded under that Plan are issued for a purchase price of $1.00 per share and are subject to forfeiture for a period of three years following their date of grant in the event that the recipient leaves the employ of the Company other than as a result of death or disability. The Company records deferred compensation in stockholders’ equity with respect to such awards in an amount equal to the difference between the fair market value of the Common Stock covered by each award on the date of grant less the amount payable by each recipient. For the quarters ended March 31, 2006 and 2005, the Company

3D SYSTEMS CORPORATION
Notes to Condensed Consolidated Financial Statements (Restated) (Continued)
For the Three Months Ended March 31, 2006 and 2005
(amounts in thousands, except per share data)
(unaudited)

recorded $2,765 and $941, respectively, of deferred compensation expense and $188 and $32, respectively, of amortization expense related to deferred compensation with respect to restricted stock awards. In both years, certain of such awards were made in lieu of, or as an alternative to, cash bonuses that had previously been accrued with respect to 2005 or 2004, as the case may be. As a result, the Company reduced its accrual for 2005 cash-based bonuses by a net amount of $256 in the first quarter of 2006 and, for 2004, reduced its accrual for cash-based bonuses by a net amount of $256 in the first quarter of 2005.

 (11) Computation of Net Income (Loss) Per Share

The following is a reconciliation of the numerator and denominator of the basic and diluted net income (loss) per share computations:

		Three Months Ended
		March 31, 2006 Restated	March 31, 2005 Restated
Numerator:
Net income (loss) available to common stockholders—numerator for dilutive net income (loss) per share		$(1,948)	$781
Denominator:
Denominator for basic net income (loss) per share—weighted average shares		15,366	14,575
Add:	Effect of dilutive securities:
	Stock options and restricted stock	—	1,238
	Preferred stock	—	—
	6% convertible subordinated debentures	—	—
Denominator for diluted net income (loss) per share—weighted average shares		15,366	15,813

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

3D SYSTEMS CORPORATION
Notes to Condensed Consolidated Financial Statements (Restated) (Continued)
For the Three Months Ended March 31, 2006 and 2005
(amounts in thousands, except per share data)
(unaudited)

(12) Income Taxes

The Company used a 1.5% effective income tax rate to determine its income tax provision for the first quarter of 2006, which reflected the effect of the utilization of foreign net operating loss carry-forwards in certain tax jurisdictions.

During the fourth quarter of 2005, the Company reduced its valuation allowance for its deferred tax assets by $2.5 million and recorded a net deferred tax asset on its consolidated balance sheet as a result of its determination that it was more likely than not that it would be able to utilize a portion of its deferred tax assets attributable to U.S. taxes in 2006 in light of the improvement in the Company’s operations and management’s expectation of future taxable income. Utilization of that tax asset depends on future taxable income of the Company.

As of March 31, 2006, except for the $2.5 million net deferred tax asset described above, the Company maintained a full valuation allowance on all of its deferred tax assets, including net operating loss carry-forwards, in various tax jurisdictions. The Company intends to continue to assess the valuation allowance periodically under the standards of SFAS No. 109, “Accounting for Income Taxes.”

For a discussion of other tax matters relating to the Company, please see Note 23 to the Consolidated Financial Statements that are set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

 (13) Segment Information

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

3D SYSTEMS CORPORATION
Notes to Condensed Consolidated Financial Statements (Restated) (Continued)
For the Three Months Ended March 31, 2006 and 2005
(amounts in thousands, except per share data)
(unaudited)

Such summarized financial information concerning the Company’s geographical operations is shown in the following tables:

	Three Months Ended
	March 31, 2006 Restated	March 31, 2005 Restated
Revenue from unaffiliated customers:
North America	$18,394	$14,245
Germany	4,699	5,156
Other Europe	6,413	5,991
Asia	4,137	5,032
Total	$33,643	$30,424

All revenue between geographic areas is recorded at transfer prices which are above cost and provide for an allocation of profit between entities.

	Three Months Ended
	March 31, 2006 Restated	March 31, 2005 Restated
Revenue from or transfers between geographic areas:
North America	$8,793	$9,248
Germany	1,011	726
Other Europe	865	1,351
Asia	—	—
Total	$10,669	$11,325

	Three Months Ended
	March 31, 2006 Restated	March 31, 2005 Restated
Income (loss) from operations:
North America	$(536)	$2,111
Germany	449	(242)
Other Europe	(1,356)	78
Asia	484	255
Subtotal	(959)	2,202
Inter-company elimination	(388)	(569)
Total	$(1,347)	$1,633

3D SYSTEMS CORPORATION
Notes to Condensed Consolidated Financial Statements (Restated) (Continued)
For the Three Months Ended March 31, 2006 and 2005
(amounts in thousands, except per share data)
(unaudited)

	March 31, 2006 Restated	December 31, 2005 Restated
Assets:
North America	$89,146	$76,865
Germany	13,913	14,356
Other Europe	53,699	55,774
Asia	12,700	20,426
Subtotal	169,458	167,421
Inter-company elimination	(17,146)	(16,241)
Total assets	$152,312	$151,180

The Company’s revenue from unaffiliated customers by type is as follows:

	Three Months Ended
	March 31, 2006 Restated	March 31, 2005 Restated
Systems and other products	$12,379	$10,145
Materials	11,873	10,093
Services	9,391	10,186
Total sales	$33,643	$30,424

 (14) Commitments and Contingencies

Rock Hill Facility Lease Agreement

On February 8, 2006, the Company entered into a Lease Agreement with KDC-Carolina Investments 3, LP pursuant to which KDC agreed to construct and to lease to the Company an approximately 80 square foot building in Rock Hill, South Carolina in connection with the relocation of the Company’s headquarters from Valencia, California, and the transfer of certain operations of its Grand Junction, Colorado facility, to Rock Hill. Under the terms of this Lease, KDC will lease the building to the Company for an initial 15-year term following completion.

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

3D SYSTEMS CORPORATION
Notes to Condensed Consolidated Financial Statements (Restated) (Continued)
For the Three Months Ended March 31, 2006 and 2005
(amounts in thousands, except per share data)
(unaudited)

Symyx Agreement

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

Certain Legal Matters

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q/A.

We are subject to a number of risks and uncertainties that may affect our future performance, as discussed in greater detail in the sections entitled “Forward-Looking Statements” and “Cautionary Statements and Risk Factors” at the end of this Item 2 and Item 1A of Part II of this Quarterly Report on Form 10-Q/A.

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

Restatement of Financial Statements

On November 3, 2006, we announced that management and the Audit Committee of our Board of Directors had determined, based on information presented by our management in connection with the preparation of our financial statements for the third quarter of 2006, that our financial statements included in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2006 and June 30, 2006 contained errors. As a result, the Audit Committee concluded that those financial statements should be restated and that investors should not rely upon those financial statements without taking into account the effects of the restated financial information that is included in this Form 10-Q/A.

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

We have identified and evaluated the errors noted in our prior-period financial statements and have corrected those errors through adjustments reflected in the restated historical consolidated financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 154 (“SFAS No. 154”), “Accounting Changes and Error Corrections.”  We also assessed on a quarterly basis the materiality of prior-period misstatements that were previously identified but not corrected because they were originally considered to be immaterial. As a result of our analysis of adjustments identified during the third quarter of 2006 which were attributable to prior periods as well as previously unadjusted amounts attributable to prior periods, we concluded the prior-period impact was material in the second and fourth quarters of 2005 as well as for the year ended December 31, 2004. Therefore, the restated financial information reflects adjustments to correct or record all such previously unadjusted amounts.

This Quarterly Report on Form 10-Q/A includes all of the restated financial information for each period ended March 31, 2006 and earlier affected by the restatement. Such restated financial information will also be included in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

The following table shows the impact of the correction of all errors on income (loss) available to common stockholders for the full years ended December 31, 2004 and 2005 and for each calendar quarter in 2005 and 2006 through March 31, 2006 as well as the cumulative impact of prior-period adjustments on retained earnings at December 31, 2003. The tax effect of the correction of these errors on each restated period was either nominal or nil.

Table 1

	Accumulated Deficit	Effect of Restatement on Income (Loss) Available to Common Stockholders
	in Earnings	Year Ended	Quarter Ended				Year Ended	Quarter Ended
	December 31, 2003	December 31, 2004	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005	December 31, 2005	March 31, 2006
	(dollars in $000s)
Previously reported	$(47,442)	$1,027	$783	$855	$749	$6,017	$8,404	$(1,244)
Adjustments:
Credit memos	—	10	(19)	(79)	(164)	(101)	(363)	(251)
Royalty income/expense	—	253	5	(17)	(17)	(293)	(322)	13
Recognition of warranty and training revenue	32	220	11	(246)	13	33	(189)	121
Stock issuance costs	—	—	—	—	—	211	211	—
Prepaid materials reconciliation	—	—	—	(29)	(4)	(64)	(97)	(201)
Depreciation of fixed assets	—	(4)	(19)	(37)	(42)	(63)	(161)	(106)
Accrual for professional services	—	—	—	—	—	(15)	(15)	(247)
Inventory usage	—	—	—	—	—	22	22	—
Other	—	(20)	20	44	(2)	(16)	46	(86)
Tax provision	(191)	—	—	—	—	191	191	53
Total adjustments:	(159)	459	(2)	(364)	(216)	(95)	(677)	(704)
Restated	$(47,601)	$1,486	$781	$491	$533	$5,922	$7,727	$(1,948)
Net income (loss) available to common stockholders per share—diluted (as previously reported)		$0.07	$0.05	$0.05	$0.05	$0.32	$0.53	$(0.08)
Effect of restatement		0.04	(0.00)	(0.02)	(0.02)	(0.00)	(0.05)	(0.05)
Net income (loss) available to common stockholders per share—diluted (restated)		$0.11	$0.05	$0.03	$0.03	$0.32	$0.48	$(0.13)

As shown in this table, the adjustments for errors reflected in the restated financial information primarily include:

•       $0.6 million in the aggregate of errors related to credit memoranda issued to customers, of which $0.3 million was attributable to the first quarter of 2006, $0.4 million was attributable to the 2005 periods and a nominal credit was attributable to 2004.

•       $0.3 million in the aggregate of errors related to the reconciliation of prepaid materials accounts from sub-ledger to general ledger, substantially all of which was attributable to the first quarter of 2006, and $0.1 million of which was attributable to the 2005 periods.

•       $0.3 million in the aggregate of errors related to additional depreciation expense for items placed in service that had not been removed from construction-in-progress (“CIP”) accounts prior to the restatement, of which $0.1 million was attributable to the first quarter of 2006, $0.2 million was attributable to the 2005 periods and a nominal amount was attributable to 2004.

•       $0.3 million in the aggregate of errors in related to accrued professional services, which was primarily attributable to the first quarter of 2006.

•       $0.2 million in the aggregate of errors related to state and foreign income taxes, of which $0.1 million was attributable to the first quarter of 2006 and $0.2 million was attributable to the 2005 periods.

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

Compared to the amounts originally reported, the restatement resulted in a $0.2 million increase in cash and cash equivalents at March 31, 2006 that arose from the reclassification of certain unrestricted deposits previously erroneously recorded in prepaid expenses and other current assets.

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

Impact of Restatement on 2006 Condensed Consolidated Financial Statements

As a result of the errors that we identified in connection with our financial statements for the third quarter of 2006, we have restated our consolidated statement of operations, consolidated balance sheet and the consolidated statement of cash flows for the three-month period ended March 31, 2006. The effect of these restatements is discussed below.

Condensed Consolidated Statement of Operations.   The effect of the errors that we identified on our statement of operations for the first quarter of 2006 are shown in Table 2.

Table 2

Changes in Consolidated Statement of Operations	March 31, 2006
(amounts in $000s)
Revenue	$116
Cost of sales	526
Gross profit	(410)
Operating expenses	294
Operating loss	(704)
Interest and other expense, net	53
Loss before income taxes	(757)
Income tax provision (benefit)	(53)
Net loss	$(704)

As shown in Table 2, the changes in the first quarter of 2006 relate primarily to the following items:

•       Revenue increased $0.1 million, or 0.2%, for the quarter ended March 31, 2006. The increase in revenue during the first quarter primarily relates to $121 of adjustments related to the recognition of warranty and training revenue, $59 of adjustments related to royalty income and $160 of other adjustments, partially offset by $224 of adjustments for credit memoranda that were applicable to the first quarter.

•       Cost of sales increased by $0.5 million, or 2.7%, for the quarter ended March 31, 2006. The first-quarter increase in cost of sales primarily relates to a $0.2 million reconciliation adjustment related to prepaid materials and $0.2 million of other adjustments, each as discussed in Note 2.

•       Operating expenses increased by $0.3 million, or 2.0%, for the quarter ended March 31, 2006. The first-quarter increase in operating expenses primarily relates to a $0.2 million adjustment to record an increase in professional fees and a $0.1 million adjustment to record additional depreciation expense for items placed in service that had not been removed from CIP accounts prior to the restatement.

•       Interest and other expense, net increased by $0.1 million, or 46.5%, for the quarter ended March 31, 2006. The increase relates to $0.1 million of adjustments to record interest income in the correct periods.

•       The changes in the income tax provision during the first quarter represents an adjustment to the foreign income tax provision accrual discussed in Note 2.

Condensed Consolidated Balance Sheet.   The identified errors impacted the balance sheet line items at March 31, 2006 as follows:

Table 3

Changes in Consolidated Balance Sheet	March 31, 2006
(amounts in $000s)
Current Assets:
Cash	$216
Accounts receivable	(418)
Inventory	(66)
Prepaid expenses and other current assets	(526)
Total current assets	$(794)
Other Assets:
Property and equipment	$(281)
Current Liabilities:
Current portion of long-term debt	$7
Accrued liabilities	343
Deferred revenue	(119)
Total current liabilities	$231
Other Liabilities:
Long-term debt, less current portion	$21
Other liabilities	(36)
Total other liabilities	$(15)
Stockholders’ Equity	$(1,291)

The changes for the period relate primarily to the following:

•       Cash and cash equivalents increased by $0.2 million, or 0.8%, as of March 31, 2006. As noted below within the description of prepaid expenses and other current assets, these increases relate to the reclassification of amounts in the balance sheet.

•       Accounts receivable decreased by $0.4 million, or 1.4%, as of March 31, 2006. The decrease primarily relates to adjustments for credit memoranda for customers as discussed above.

•       Prepaid expenses and other current assets decreased by $0.5 million, or 5.3%, as of March 31, 2006. The decrease in prepaid expenses and other current assets primarily relates to $0.2 million of reconciliation adjustments related to prepaid materials and a $0.2 million adjustment related to the reclassification of certain amounts held on deposit to cash and cash equivalents.

•       Property and equipment decreased by $0.3 million, or 2.1%, as March 31, 2006. The decrease in property and equipment relates primarily to adjustments to record additional depreciation expense for items placed in service that had not been removed from CIP accounts prior to the restatement.

•       Accrued liabilities increased by $0.3 million, or 2.8%, as of March 31, 2006. The increase primarily relates to a $0.2 million adjustment for professional fees for the 2005 financial statement audit partially offset by a tax credit of $0.1 million.

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

Consolidated Statemens of Cash Flows.   As a result of the restatement, cash and cash equivalents increased by $0.2 million as of March 31, 2006. This increase was the result of a reclassification of unrestricted cash on the balance sheet as discussed above. Table 4 shows the impact that the errors corrected by the restatement had on the statement of cash flow.

Table 4

Changes in Consolidated Statement of Cash Flows	Three months ended March 31, 2006
(amounts in $000s)
Net loss	$(704)
Non-cash operating items	(42)
Changes to operating accounts	174
Net cash provided by (used in) operating activities	(572)
Cash provided by (used in) investing activities	510
Cash provided by financing activities	(2)
Effects of exchange rate changes on cash	64
Net increase (decrease) in cash and cash equivalents	—
Cash and cash equivalents, beginning of period	216
Cash and cash equivalents, end of period	$216

For the three months ended March 31, 2006, on a restated basis:

•       The $0.6 million decrease in net cash provided by operating activities primarily relates to the $0.7 million increase in net loss arising from the restatement, the $0.7 million decrease in accounts payable, the $0.1 million decrease in deferred revenue, and a nominal decrease in non-cash items that was offset by $1.0 million of cash provided by changes to operating accounts not mentioned above, including primarily changes to inventories, prepaid expenses and other current assets and other assets that occurred for the reasons discussed above.

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

	2005 Quarter Ended
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

Table 6

	2005
Changes in Consolidated Balance Sheet	March 31	June 30	September 30	December 31
	(amounts in $000s)
Current Assets:
Cash	$295	$243	$242	$216
Accounts receivable	18	(61)	(225)	(406)
Inventory	—	—	—	850
Prepaid expenses and other current assets	(295)	(224)	(221)	(32)
Deposits	—	—	—	(216)
Total current assets	$18	$(42)	$(204)	$412
Other Assets:
Property and equipment	$(29)	$(67)	$(110)	$(174)
Intangible assets, net	—	—	—	587
Other assets, net	—	—	—	(587)
Total other assets	$(29)	$(67)	$(110)	$(174)
Current Liabilities:
Current portion of long-term debt	$6	$6	$6	$7
Accounts payable	—	—	—	735
Accrued liabilities	(65)	(45)	(24)	142
Deferred revenue	(236)	10	—	(43)
Total current liabilities	$(295)	$(29)	$(18)	$841
Other Liabilities:
Long-term debt, less current portion	$29	$27	$26	$23
Other liabilities	(43)	(41)	(40)	(38)
Total other liabilities	$(14)	$(14)	$(14)	$(15)
Stockholders’ Equity	$298	$(66)	$(282)	$(588)

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

Table 7

Changes in Consolidated Statement of Cash Flows	Three months ended March 31, 2005	Six months ended June 30, 2005	Nine months ended September 30, 2005	Year ended December 31, 2005
	(amounts in $000s)
Net income	$(2)	$(366)	$(582)	$(677)
Non-cash operating items	113	402	97	162
Changes to operating accounts	(119)	(75)	439	560
Net cash provided by (used in) operating activities	(8)	(39)	(46)	45
Cash provided by (used in) investing activities	87	79	87	177
Cash provided by financing activities	1	2	3	(208)
Effects of exchange rate changes on cash	(14)	(28)	(31)	(27)
Net increase (decrease) in cash and cash equivalents	66	14	13	(13)
Cash and cash equivalents, beginning of period	229	229	229	229
Cash and cash equivalents, end of period	$295	$243	$242	$216

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

Similarly, for the six months ended June 30, 2005, the $0.4 million decline in net income and the $0.1 million decrease in changes to operating accounts arising from the restatement was more than offset by an increase in non-cash items and a decrease in net cash used in investing activities.

For the three months ended March 31, 2005, the nominal decrease in net income and the $0.1 million decrease in changes to operating accounts arising from the restatement was offset by an increase in non-cash items and a decrease in net cash used in investing activities.

Impact of the Restatement on 2004 Consolidated Financial Statements

As a result of the errors that we identified at the end of the third quarter of 2006 and our evaluation of the impact on our 2004 consolidated financial statements of the audit adjustments for periods prior to 2006 that we had previously considered to be nonmaterial, we have restated our consolidated financial statements for the year ended December 31, 2004.

Condensed Consolidated Statement of Operations.   Table 8 shows the effect of the restatement on our consolidated statement of operations for the year ended December 31, 2004.

Table 8

Changes in Consolidated Statement of Operations	December 31, 2004
(amounts in $000s)
Revenue	$231
Cost of sales	(234)
Gross profit	465
Operating expenses	4
Operating income	461
Interest and other expense, net	2
Income before income taxes	459
Net income	$459

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

Consolidated Balance Sheet.   Table 9 shows the impact of the restatement of our 2004 consolidated balance sheet line items.

Table 9

December 31,
Changes in Consolidated Balance Sheet	2004
(amounts in $000s)
Current Assets:
Cash	$229
Accounts receivable	(13)
Inventory	(18)
Prepaid expenses and other current assets	(50)
Deposits	(229)
Total current assets	$(81)
Other Assets:
Property and equipment	$71
Intangible assets, net	584
Other assets, net	(584)
Total other assets	$71
Current Liabilities:
Current portion of long-term debt	$6
Accounts payable	35
Accrued liabilities	(112)
Deferred revenue	(225)
Total current liabilities	$(296)
Other Liabilities:
Long-term debt, less current portion	$36
Other liabilities	(50)
Total other liabilities	$(14)
Stockholders’ Equity	$300

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

•       Completion of the transfer of our InVision® materials production line to our Marly, Switzerland facility; and

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

In preparation for the closure of our Grand Junction, Colorado facility, the manufacturing line for our InVision®  material was moved from that facility to our facility in Marly, Switzerland, where it commenced operation in the first quarter of 2006. We also completed the outsourcing of our systems’ refurbishment activities previously conducted in Grand Junction during the first quarter of 2006. As we have previously disclosed, we outsourced our systems’ assembly operations from Grand Junction to third parties during 2004 and 2005. After the end of the first quarter of 2006, we outsourced the logistics and warehousing of our spare parts’ inventory in the U.S. to United Parcel Service, Inc., and we also plan to outsource those activities to UPS in Europe. As a result, the Grand Junction facility has been increasingly under-utilized, although a substantial portion of the overhead costs associated with that facility have continued. Operations ceased at that facility April 28, 2006. Consequently, we expect its subsequent carrying costs to decline and $0.1 million of depreciation and amortization expense per quarter with respect to it to be curtailed with its reclassification as of May 1, 2006 to property held for sale. See Note 5 to the Condensed Consolidated Financial Statements.

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

•       a new suite of software, 3DView®, 3DManage™ and 3DPrint™, for our stereolithography systems, selective laser sintering systems and InVision™3-D printers that we expect to provide numerous productivity and cost-saving benefits to our customers;

•       Accura® 60 Plastic, a new stereolithography material that simulates the look and feel of molded polycarbonate; and

•       new VisiJet® LD100 materials in two new colors, red and blue.

None of these new products had a material impact on our operating results for the first quarter of 2006.

Results of Operations

Table 11 below sets forth, for the periods indicated, revenue and percentages of revenue by class of product and service.

Table 11

	Three months ended March 31
	2006 Restated		2005 Restated
	(dollars in thousands)
Systems and other products	$12,379	36.8%	$10,145	33.3%
Materials	11,873	35.3	10,093	33.2
Services	9,391	27.9	10,186	33.5
Consolidated revenue	$33,643	100.0%	$30,424	100.0%

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

For the first quarter of 2006, our consolidated revenue increased 10.6% to $33.6 million on a restated basis from $30.4 million for the first quarter of 2005. This increase was primarily due to higher sales of new products and the combined effect of changes in product mix and average selling prices, partially offset by lower volume of core products and services and the unfavorable effect of foreign currency translation. Sales of new products and services introduced since the latter part of 2003 increased by $5.3 million to $11.3 million in the first quarter of 2006 on a restated basis, approximately one-third of revenue for the quarter. New systems and materials introduced since the latter part of 2003 that contributed to our higher revenue in the first quarter of 2006 included our new Sinterstation® Pro SLS® systems, our new Viper™ Pro SLA® system, our 3-D Printers and various materials.

The components of the change in revenue by class of product and service for the first quarter of 2006 as restated are shown in Table 12, together with the corresponding percentage of that change compared to the restated 2005 level of revenue for that product or service.

Table 12 (Restated)

	Systems and Other Products		Materials		Services		Net Change in Consolidated Revenue
	(dollars in thousands)
Volume—Core products and services	$(2,096)	(20.7)%	$(167)	(1.7)%	$(583)	(5.7)%	$(2,846)	(9.4)%
Volume—New products	3,616	35.6	1,547	15.3	152	1.5	5,315	17.5
Price/mix	1,091	10.8	977	9.7	—	—	2,068	6.8
Foreign currency translation	(377)	(3.7)	(577)	(5.7)	(364)	(3.6)	(1,318)	(4.3)
Net change in consolidated revenue	$2,234	22.0%	$1,780	17.6%	$(795)	(7.8)%	$3,219	10.6%

As set forth in Tables 11 and 12:

•       Revenue from systems and other products increased 22.0% to $12.4 million in the first quarter of 2006 from $10.2 million in the first quarter of 2005. Revenue from systems and other products represented 36.8% and 33.3% of consolidated revenue for the first quarter of 2006 and 2005, respectively.

On a restated basis, the increase in revenue from systems and other products was primarily due to a $3.6 million increase in volume of sales of our newer systems, including our Viper™ Pro and Sinterstation® Pro systems and the favorable combined effect of price and mix. This increase was partially offset by a $2.1 million decline in legacy product sales, and the unfavorable effect of foreign currency translation.

•       Revenue from materials increased 17.6% to $11.9 million for the first quarter of 2006 from $10.1 million for the first quarter of 2005. Revenue from materials represented 35.3% and 33.2% of consolidated revenue for the first quarter of 2006 and 2005, respectively.

On a restated basis, the increase in revenue from materials was primarily due to $1.5 million arising from higher unit sales of new products and the $1.0 million favorable combined effect of price and mix, which partially reflected the benefits of promotional efforts in prior periods. These increases were partially offset by the $0.6 million unfavorable effect of foreign currency translation and a $0.2 million decline in core materials’ unit volume.

•       Revenue from services decreased 7.8% to $9.4 million for the first quarter of 2006 from $10.2 million for the first quarter of 2005. Revenue from services represented 27.9 % and 33.5% of consolidated revenue for the first quarter of 2006 and 2005, respectively.

On a restated basis, the decrease in revenue from services was principally due to a $0.6 million decline in service revenue primarily related to core products, which included reduced sales of upgrades following our decision to cease offering upgrades for older legacy systems and foregone ordinary time and material field service revenue as a result of resource constraints in connection with the growth challenges discussed above. We have also increased the reliability of certain of the replacement parts that we are now selling as part of our service business. As a result, these parts have longer service lives, are being replaced less frequently and their sales have declined. Revenue from services was also negatively affected by a $0.4 million unfavorable effect of foreign currency translation. These decreases in service revenue were partially offset by a $0.2 million increase in service revenue related to new systems.

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

Revenue by geographic region

As discussed more fully below, our operations in the U.S. contributed substantially all of our higher revenue in the first quarter of 2006 both as restated and as originally reported. Revenue from European operations was essentially flat, and revenue from Asia-Pacific operations declined by $0.9 million, compared to that in the first quarter of 2005. Revenue by geographic area in which we operate is shown in Table 13.

Table 13

	Three months ended
	March 31, 2006 Restated		March 31, 2005 Restated
	(dollars in thousands)
U.S. operations	$18,394	54.7%	$14,245	46.8%
European operations	11,112	33.0	11,147	36.6
Asia-Pacific operations	4,137	12.3	5,032	16.6
Total revenue	$33,643	100.0%	$30,424	100.0%

The components of the changes in revenue by geographic region for the first quarter of 2006 are shown in Table 14, together with the corresponding percentage of that change compared to the level of revenue for the corresponding restated 2005 period for that geographic area.

Table 14 (Restated)

	U.S.		Europe		Asia-Pacific		Net Change in Consolidated Revenue
	(dollars in thousands)
Volume	$3,013	21.2%	$683	6.1%	$(561)	(11.1)%	$3,135	10.3%
Price/mix	1,136	8.0	271	2.4	(5)	(0.1)	1,402	4.6
Foreign currency translation	—	—	(989)	(8.9)	(329)	(6.5)	(1,318)	(4.3)
Net change in consolidated revenue	$4,149	29.2%	$(35)	(0.4)%	$(895)	(17.7)%	$3,219	10.6%

On a consolidated geographic basis, our $3.2 million increase in revenue in the first quarter of 2006 resulted from $3.1 million of higher volume and $1.4 million from the favorable combined effect of price and mix, each of which was generated by our U.S. and European operations, partially offset by the $1.3 million unfavorable effect of foreign currency translation, arising from both Europe and the Asia-Pacific region.

As set forth in Tables 13 and 14:

•       Revenue from U.S. operations increased by 29.2% to $18.4 million for the first quarter of 2006 from $14.3 million for the first quarter of 2005. Our U.S. operations’ revenue growth arose from higher volumes of both systems and materials and the favorable combined effect of price and mix. The increased revenue in the U.S. reflects the favorable effects of our previously restructured sales force, sales to new customers and to a broader range of applications, and benefits of promotional efforts for materials in prior periods. Revenue from U.S. operations represented 54.7% and 46.8% of consolidated revenue for the first quarters of 2006 and 2005, respectively.

•       Revenue from operations outside the U.S. decreased by $0.9 million in the first quarter of 2006 and decreased to 45.3% of consolidated revenue for the first quarter of 2006 from 53.2% of consolidated revenue for the first quarter of 2005, reflecting the effect of the higher growth in revenue in the U.S. and the unfavorable effect of foreign currency translation. The $1.3 million unfavorable effect of foreign currency translation had the effect of reducing the first-quarter revenue contribution from our operations outside the U.S. by 4.3 percentage points from what would have otherwise been 49.6% of revenue at constant exchange rates.

•       Revenue from European operations was $11.1 million for both the first quarter of 2006 and the first quarter of 2005. The positive effects in Europe of increased revenue from new product sales and the favorable effects of price and mix were more than offset by the unfavorable effect of foreign currency translation. The unfavorable effect of foreign currency translation more than offset what would have otherwise been an 8.6% increase in European revenue in the first quarter of 2006 at constant exchange rates. European revenue represented 33.0% and 36.6% of consolidated revenue for the first quarters of 2006 and 2005, respectively.

•       Revenue from Asia-Pacific operations decreased 17.8% to $4.1 million for the first quarter of 2006 from $5.0 million for the first quarter of 2005. This decrease in revenue resulted primarily from quarterly fluctuations in sales of large systems and the effect of the growth challenges mentioned above. Asia-Pacific revenue represented 12.3% and 16.6% of consolidated revenue for the first quarters of 2006 and 2005, respectively.

Costs and margins

Gross profit increased by $0.6 million on a restated basis to $13.6 million for the 2006 quarter from $13.0 million for the first quarter of 2005 on a restated basis, but declined 2.4 percentage points to 40.4% of consolidated revenue for the 2006 quarter on a restated basis from 42.8% of consolidated revenue for the first quarter of 2005.

Table 15

	Gross profit
	Three months ended
	March 31, 2006 Restated		March 31, 2005 Restated
	Gross Profit	% Revenue	Gross Profit	% Revenue
	(dollars in thousands)
Products	$11,242	46.4%	$9,963	49.2%
Services	2,363	25.2%	3,055	30.0%
Total	$13,605	40.4%	$13,018	42.8%

The $0.6 million increase in gross profit in the first quarter of 2006 was due primarily to our overall higher revenue and the favorable combined effects of price and mix. The decrease in gross profit margin in the first quarter of 2006 reflected a decrease in both product and service margins.

Cost of sales, which is the principal influence on gross profit, increased 15.0% to $20.0 million in the first quarter of 2006, both as originally presented and as restated, from $17.4 million for the 2005 period. This increase was due primarily to our higher volume and to higher costs incurred as installation, service and training resources were stretched due to the growth challenges discussed above. This increase included travel and on-site costs to expedite installations as well as compensation to some customers for their additional costs during extended installation periods as well as additional costs reflected in our first-quarter restatement. As a percentage of consolidated revenue, cost of sales increased to 59.6% of revenue, on a restated basis, in the 2006 quarter compared to 57.2%, on a restated basis, in the 2005 period.

Gross profit margin for products decreased to 46.4% of consolidated product revenue, on a restated basis, in the first quarter of 2006 from 49.2% of consolidated product revenue, on a restated basis, in the first quarter of 2005. The decrease in product margins in the first quarter of 2006 was due primarily to additional costs incurred to deal with the challenges of growth in systems sales discussed above, short-term incremental overhead costs associated with transitioning operations out of our Grand Junction facility, and to a lesser extent the effect of the correction of errors related to the first quarter of 2006 that affected product cost of sales. Product margins benefited from expanded sales of materials to new customers as a result of promotional efforts in prior periods.

Gross profit margin for services decreased to 25.2% of consolidated service revenue, on a restated basis,  for the first quarter of 2006 from 30% of consolidated service revenue, on a restated basis, for the first quarter of 2005. Service margins in the first quarter of 2006 were adversely affected by lower sales of upgrades for older legacy systems, certain of which we have previously announced that we would no longer support, and by the strains on resources related to installation, service and training that resulted in foregone service income from time and material service activities.

Operating expenses

As shown in Table 16, on a restated basis, total operating expenses increased by $3.6 million or 31.3% to $15.0 million in the first quarter of 2006 compared to $11.4 million in the first quarter of 2005. The increase in the first quarter of 2006 was primarily due to:

•       $1.6 million of severance and restructuring costs, which were generally in line with our previously announced expectations;

•       $1.3 million higher selling, general and administrative expenses, including $0.2 million arising primarily from additional depreciation expense recorded as a restatement item as discussed in Note 2 to the Condensed Consolidated Financial Statements (Restated); and

•       $0.6 million of higher research and development expenses, which are discussed in greater detail below.

Operating expenses in the first quarter of 2006 increased to 44.5% of revenue in that quarter compared to 37.4% of revenue in the first quarter of 2005. Approximately half of that increase related to the severance and restructuring costs referred to above.

Table 16

	Three months ended
	March 31, 2006 Restated		March 31, 2005 Restated
	Amount	% Revenue	Amount	% Revenue
	(dollars in thousands)
Selling, general and administrative expenses	$10,057	29.9%	$8,710	28.6%
Research and development expenses	3,257	9.7	2,675	8.8
Severance and restructuring costs	1,638	4.9	—	—
Total	$14,952	44.5%	$11,385	37.4%

Selling, general and administrative expenses

For the first quarter of 2006, selling, general and administrative expenses increased 15.5% to $10.1 million from $8.7 million in the first quarter of 2005. This $1.4 million increase was due primarily to:

•       $0.4 million of higher expenses associated with our higher level of revenue, including $0.2 million of higher commission expenses;

•       a $0.2 million increase in equity compensation expense arising from our adoption on January 1, 2006 of SFAS No. 123R (see Note 10 to the Condensed Consolidated Financial Statements (Restated));

•       $0.2 million arising primarily from additional depreciation expense recorded in the restatement of our statement of operations for the first quarter of 2006; and

•       a variety of other expenses, including expenses associated with the growth challenges discussed above.

As previously disclosed, beginning on January 1, 2006, we began to expense previously issued equity awards for which service has not been rendered as required by Statement of Financial Accounting Standards (“SFAS”) No. 123R, which relates to the expensing of stock options and certain other equity compensation. During the first quarter of 2006, we modestly lowered our most recently disclosed estimates of these expenses because of forfeitures during the first quarter of 2006. As of March 31, 2006, we estimate our maximum expense for existing stock options as a result of the adoption of SFAS No. 123R to be approximately $1.1 million, of which $0.4 million (including the $0.2 million recognized in the first quarter) would be recognized for 2006 and the remainder would be recognized for 2007. This projected expense will change if any stock options are granted, which we do not expect to occur, or cancelled prior to the respective reporting periods.

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

Income (loss) from operations

Notwithstanding our higher consolidated revenue, as a result of the growth challenges and our higher operating costs and expenses discussed above that more than offset our higher gross profit, on a restated

basis, we recorded a $1.3 million loss from operations, as restated, in the first quarter of 2006 compared to $1.6 million of income from operations, as restated, for the 2005 period.

Depreciation and amortization included in operating income was $1.6 million for both the three months ended March 31, 2006 and the three months ended March 31, 2005. We expect annual depreciation and amortization to be in the range of $6.0 to $7.0 million in 2006.

Interest and other expense, net

Interest and other expense, net, which consists primarily of interest income and interest expense, was $0.2 million for the first quarter of 2006 compared to $0.3 million for the first quarter of 2005 as $0.2 million of investment income from our continuing high level of cash and cash equivalents and higher interest rates for invested funds in the first quarter of 2006 partially offset interest expense from our $26.3 million of outstanding debt.

Provisions for(benefit of) income taxes

Income taxes were not material in any of the periods included in this Form 10-Q-A.

Net income (loss) and net income (loss) available to common stockholders

Reflecting our $1.3 million of restated operating loss in the first quarter and the other factors discussed above, we recorded a $1.5 million net loss for the first quarter of 2006 compared to $1.2 million of net income in the 2005 quarter.

Net loss available to common stockholders for the first quarter of 2006 was $1.9 million, as restated, after giving effect to accrued dividends and accretion of preferred stock issuance costs with respect to our Series B Convertible Preferred Stock. On a per share basis, basic and diluted net loss per share available to the common stockholders in the first quarter was $0.13 on a restated basis.

Net income available to common stockholders for the first quarter of 2005 was $0.8 million, as restated, after giving effect to accrued dividends and accretion of preferred stock issuance costs with respect to the Series B Convertible Preferred Stock. On a per share basis, basic and diluted income per share available to the common stockholders in the first quarter of 2005 was $0.05. The dilutive effect of outstanding stock options was included in diluted income per share in the 2005 period.

Liquidity and Capital Resources

Our principal sources of liquidity during the first quarter of 2006 were cash flow from operations and net proceeds from the exercise of stock options.

Working capital

Our net working capital was $43.5 million on a restated basis at March 31, 2006 reflecting a $0.3 million decrease from the $43.8 million of net working capital at December 31, 2005 on a restated basis. See Note 2 to the Condensed Consolidated Financial Statements (Restated).

The decrease in net working capital in the first quarter of 2006, as restated, resulted primarily from the following items:

•       a $1.5 million increase in inventories

•       a $2.3 million increase in cash and cash equivalents; and

•       a $0.6 million reduction in customer deposits;

that was more than offset by:

•       a $3.4 million decrease in accounts receivable, net

•       a $0.8 million increase in accounts payable;

•       a $0.4 million increase in deferred revenue

•       a $0.2 million increase in accrued liabilities; and

For additional information regarding our restated net working capital at March 31, 2006 and the effect of the restatement on the amount originally reported in the Original 10-Q, please see Note 2 to the Condensed Consolidated Financial Statements (Restated).

Components of inventories were as follows:

Table 17

	March 31, 2006 Restated	December 31, 2005 Restated
	(dollars in thousands)
Raw materials	$2,645	$207
Inventory held by assemblers	680	417
Work in process	94	55
Finished goods	12,925	14,131
	$16,344	$14,810

The higher level of inventory at March 31, 2006 arose from $2.4 million of higher raw materials inventory incurred to support our higher level of sales and modest increases in inventory held by assemblers and work in process, partially offset by a modest decline in finished goods inventory.

The $1.5 million increase in inventory shown in Table 17 and on the restated consolidated balance sheets resulted from the cash-flow-related $1.6 millionincrease in net inventory set forth on the consolidated statement of cash flows and a $0.1 million increase from the unfavorable effect of foreign currency translation.

For additional information regarding the value of inventory at March 31, 2006 and the effect of the restatement on the amount reported in the Original 10-Q, please see Note 2 to the Condensed Consolidated Financial Statements (Restated).

In connection with the outsourcing activities that we have entered into with our third-party assemblers, we sold to them components of our raw materials’ inventory related to those systems. We recorded those sales in our financial statements as a product financing arrangement under SFAS No. 49, “Accounting for Product Financing Arrangements.” At March 31, 2006, $0.7 million of the inventory sold to assemblers remained in inventory, and we had a corresponding accrued liability representing our non-contractual obligation to repurchase assembled systems and refurbished parts produced from such inventory. At March 31, 2006, inventory held by assemblers and our corresponding accrued liability had increased from $0.4 million at December 31, 2005 to $0.7 million.

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

Our prepaid expenses and other current assets also include amounts attributable to our arrangements with our outsource suppliers, which amounts affect our working capital. The components of prepaid expenses and other current assets were as follows:

Table 18

	March 31, 2006 Restated	December 31, 2005 Restated
	(dollars in thousands)
Progress payments to assemblers	$4,885	$5,271
Non-trade receivables	1,047	1,051
Other	3,452	2,953
Total	$9,384	$9,275

The non-trade receivables shown in Table 18 together with inventory held by assemblers shown in Table 17, and a related accrued liability in an amount that corresponds to the book value of inventory held by assemblers included in accrued liabilities on our balance sheet relate to the accounting for our outsourcing arrangements pursuant to SFAS No. 49. On a restated basis, the non-trade receivables were $1.0 million at March 31, 2006, as compared to $1.1 million at December 31, 2005. These non-trade receivables relate to parts that our third-party assemblers purchased from us to complete the assembly of systems.

As is shown in Table 19 below, the $2.3 million increase in cash and cash equivalents arose from $2.4 million of cash generated by operating activities and $1.6 million of cash generated by financing activities in the first quarter of 2006, partially offset by $1.7 million of cash used in investing activities. See the discussion of cash flow immediately below for a discussion of the factors that affected these items of cash flow.

The $1.0 million decrease in customer deposits related primarily to shipments during the first quarter of orders placed prior to December 31, 2005.

The decrease in accounts receivable, net resulted from changes in our revenue and collections from period to period and, as restated, included the recordation of $0.2 million of previously unrecorded credit memoranda in favor of trade customers for product returns and pricing issues and correction of customer sales tax charges. As previously disclosed, accounts receivable outstanding at December 31, 2005 included amounts attributable to the timing of new systems’ shipments late in the fourth quarter of 2005. While we collected a substantial portion of these accounts receivable during the first quarter of 2006, we also experienced some delays in payment during the quarter, some of which arose from the growth challenges discussed above. As a result, day’s sales outstanding (“DSO”) increased to 78 days at March 31, 2006 compared to 68 days at December 31, 2005. Accounts receivable more than 90 days past due were 8.4% of receivables at March 31, 2006 compared to 5.1% of receivables at December 31, 2005. Although this is a departure from the prior trends of these measures, we believe that it is a short-term change that is not indicative of an adverse trend.

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

Cash flow

Table 19 summarizes the cash provided by or used in operating activities, investing activities and financing activities, as well as the effect of changes in foreign exchange rates on cash, for the first three months of 2006 and 2005. The restatement of our condensed consolidated financial statements had no significant effect on our cash flow from operations for the quarter ended March 31, 2006, and our cash and cash equivalents increased by $2.3 million for that period.

Table 19

	Three months ended
	March 31, 2006 Restated	March 31, 2005 Restated
	(dollars in thousands)
Cash provided by operating activities	$2,420	$304
Cash used in investing activities	(1,723)	(1,031)
Cash provided by financing activities	1,585	771
Effect of exchange rate changes on cash	4	253
Net increase in cash and cash equivalents	$2,286	$297

Cash flow from operations

Notwithstanding our net loss for the period, our operations provided $2.4 million of net cash on a restated basis in the first three months of 2006. This cash was generated primarily by the changes in operating accounts and non-cash items discussed below:

•       $3.7 million net decrease of accounts receivable;

•       $1.9 million in non-cash items;

•       a $0.8 million increase in accounts payable;

•       a $0.3 million increase in deferred revenues; and

•       a $0.2 million increase arising from other operating accounts, partially offset by

•       a $1.9 million increase in inventories;

•       a $0.6 million decrease in customer deposits; and

•       a $0.5 million decrease in accrued liabilities.

The principal reasons for these changes are discussed in “—Working capital” above.

Our operations provided $0.3 million of net cash in the first three months of 2005. Such cash was generated by our $1.2 million of net income, partially offset by the $1.5 million combined net effect of non-cash items, including depreciation and amortization, and changes in operating assets and operating liabilities in the ordinary course of business. Such non-cash items and changes in operating assets and operating liabilities included:

•       $1.6 million of non-cash items, including depreciation and amortization;

•       a $1.7 million decrease in accounts receivable, net;

•       a $0.6 million decrease in inventories, net; and

•       a $0.5 million increase in deferred revenue,

partially offset by a net reduction in cash resulting from

•       a $2.2 million decrease in prepaid expenses and other current assets;

•       a $2.9 million decrease in accrued liabilities; and

•       a $0.3 million net decrease arising from other operating accounts.

Cash used for investing activities

We used $1.7 million of net cash for investing activities in the first three months of 2006 compared to $1.0 million in the first three months of 2005. In the 2006 period, we also recognized $0.2 million of cash from the net proceeds of sale of property and equipment. In each period, the principal uses of cash for investment purposes were for capital expenditures, patent and license rights and software development costs. The increase in the 2006 period was due to higher levels of capital expenditures in the 2006 period compared to the 2005 quarter.

Capital expenditures were $1.6 million in the first quarter of 2006 compared to $0.7 million in the first quarter of 2005 primarily for information technology systems and hardware related to the implementation of our Oracle® ERP system and for capital expenditures related to our corporate headquarters relocation project. As of the end of the first quarter of 2006, we expect our capital expenditures in 2006 to be in the range of $5 million to $6 million, of which approximately $2.1 million, which does not include the developer’s cost for construction of the new facility that we have agreed to lease, relates to our relocation project.

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

Liquidity

As discussed above, our principal sources of liquidity for the first quarter of 2006 were cash flow from operations and net proceeds from the exercise of stock options. As noted above, our unrestricted cash and cash equivalents increased by $2.3 million to $26.6 million at March 31, 2006 from $24.3 million at

December 31, 2005 due to $4.0 million of cash provided by operating and financing activities, partially offset by $1.7 million of cash used in investing activities.

Outstanding debt

Our outstanding debt at March 31, 2006 and December 31, 2005 was as follows:

Table 20

	March 31, 2006 Restated	December 31, 2005 Restated
	(dollars in thousands)
Line of credit	$—	$—
Industrial development revenue bonds:
Current portion of long-term debt	$210	$200
Long-term debt, less current portion	3,435	3,545
Total	$3,645	$3,745
Subordinated debt:
6% convertible subordinated debentures	$22,604	$22,604
Installment note:
Current portion of installment note	$7	$7
Installment note, less current portion	21	23
Total	$28	$30
Total current portion of debt	$217	$207
Total long-term portion of debt	26,060	26,172
Total debt	$26,277	$26,379

At March 31, 2006, the carrying value of our total debt had declined by $0.1 million primarily as a result of scheduled principal payments during the first three months of 2006 on our floating-rate industrial development bonds. At March 31, 2006, $0.2 million of principal payments were due under those bonds during the next twelve months. No principal payments are required to be made under our 6% convertible subordinated debentures until their maturity in November 2013. As discussed below, no borrowings were outstanding under our line of credit at March 31, 2006 or December 31, 2005.

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

The facility, as amended, imposes certain limitations on our activities, including limitations on the incurrence of debt and other liens, limitations on the disposition of assets, limitations on the making of certain investments and limitations on the payment of dividends on our Common Stock. The facility also requires us to maintain (a) a quick ratio (as defined in the credit facility) of at least 1.00 as of the end of each calendar quarter and (b) a ratio of total liabilities less subordinated debt to tangible net worth (as each such term is defined in the credit facility) of not more than 2.00 as of December 31, 2005 and at the end of each calendar quarter thereafter. The credit facility also requires that we maintain, on a trailing four-quarter basis, EBITDA (as defined in the credit facility) in an amount not less than $18 million for certain periods ending on or before December 31, 2005 and, as amended effective March 30, 2006, not less than $15 million for each period ending on or after March 31, 2006. We believe that we were in compliance with these requirements at March 31, 2006, both prior to and after giving effect to the restatement herein.  Additionally, we believe that we were in compliance with these financial covenants at December 31, 2005, except for the minimum EBITDA covenant, which non-compliance the Bank agreed to waive.

At March 31, 2006 and December 31, 2005, respectively, we had $0.4 million and $1.7 million of foreign exchange forward contracts outstanding with Silicon Valley Bank. No borrowings or letters of credit were outstanding under this facility at either March 31, 2006 or December 31, 2005, and  we do not currently expect to borrow under this credit facility due to our current cash position and our currently anticipated future cash flow. However, we expect this credit facility to provide us with additional liquidity as we grow and that the credit facility will allow us to better manage our foreign exchange exposure. See Note 7 to the Condensed Consolidated Financial Statements (Restated).

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

The reimbursement agreement, as amended, contains financial covenants that require, among other things, that we maintain a minimum tangible net worth (as defined in the reimbursement agreement) of $23.0 million plus 50% of net income from July 1, 2001 forward and a fixed-charge coverage ratio (as defined in the reimbursement agreement) of no less than 1.25. We are required to demonstrate our compliance with these financial covenants as of the end of each calendar quarter. We believe that we were in compliance with these financial covenants as of March 31, 2006 both prior to and after giving effect to the restatement contained herein and December 31, 2005.

As discussed above, we ceased operations at our Grand Junction facility at the end of April 2006, we have listed it for sale, and we intend subsequently to sell it. At the time we sell the facility, we expect to either pay off these bonds or, with the approval of Wells Fargo, have them assumed by a qualified buyer. See Note 5 to the Condensed Consolidated Financial Statements.

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

Derivative financial instruments

As of March 31, 2006, we had entered into forward currency contracts related to our future liabilities for purchase orders issued to various suppliers and related to inter-company purchase obligations of our subsidiaries, and the notional amount of these contracts at their respective settlement dates amounted to $3.4 million in the aggregate. These contracts are denominated in Swiss francs, euros, pounds sterling and Japanese yen. The respective notional amounts of the forward currency contracts outstanding as of March 31, 2006 aggregated Swiss francs 0.6 million (equivalent to $0.5 million at settlement date), euros 0.5 million (equivalent to $0.6 million at settlement date), pounds sterling 0.3 million (equivalent to $0.5 million at settlement date) and Japanese yen 210 million (equivalent to $1.8 million at settlement date).

See also Note 7 to the Condensed Consolidated Financial Statements (Restated) for additional information regarding these arrangements.

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

Stockholders’ equity

Stockholders’ equity increased 0.6% to $69.3 million at March 31, 2006 from $68.9 million at December 31, 2005. This increase resulted from the $4.4 million increase in Common Stock and additional paid-in capital arising primarily from net proceeds from the exercise of stock options and the fair market value of restricted stock granted, partially offset by:

•       a $2.7 million net increase in deferred compensation arising from restricted stock awards; and

•       our $2.0 million net loss available to common stockholders.

Critical Accounting Policies and Significant Estimates

For a discussion of our critical accounting policies and estimates, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2005.

Forward-Looking Statements

Certain statements made in this Form 10-Q/A that are not statements of historical or current facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from historical results or from any future results expressed or implied by such forward-looking statements.

In addition to statements that explicitly describe such risks and uncertainties, readers are urged to consider statements in future or conditional tenses or that include terms such as “believes,” “belief,” “expects,” “estimates,” “intends,” “anticipates” or “plans” to be uncertain and forward-looking. Forward-looking statements may include comments as to our beliefs and expectations as to future events and trends affecting our business. Forward-looking statements are based upon management’s current expectations concerning future events and trends and are necessarily subject to uncertainties, many of which are outside of our control. The factors stated under the heading “Cautionary Statements and Risk Factors” set forth below and those described in Item 1A of Part II of this Form 10-Q/A and our other SEC reports, including our Form 10-K for the year ended December 31, 2005, as well as other factors, could cause actual results to differ materially from those reflected or predicted in forward-looking statements.

Any forward-looking statements are based on management’s beliefs and assumptions, using information currently available to us. We assume no obligation, and do not intend, to update these forward-looking statements.

If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from those reflected in or suggested by forward-looking statements. Any forward-looking statement you read in this Quarterly Report on Form 10-Q/A reflects our current views with respect to future events and is subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity. All subsequent written and oral forward-looking statements attributable to us or individuals acting on our behalf are expressly qualified in their entirety by this paragraph. You should specifically consider the factors identified or referred to in this Form 10-Q/A and our other SEC reports, including our Form 10-K for the year ended December 31, 2005, which would cause actual results to differ from those referred to in forward-looking statements.

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

•       our ability to complete a successful transition of our remaining supply chain and equipment refurbishment activities to our third-party equipment assemblers and others, the ability of those third parties to perform their assembly, refurbishment and supply chain activities in a satisfactory manner, and the risks to us of disruption in our supply of systems to our customers if such third parties fail to perform in a satisfactory manner;

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

For a more detailed discussion of such risks and uncertainties, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Cautionary Statements and Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, and the risk factors noted in our other SEC filings and in Item 1A,“Risk Factors” in Part II of this Form 10-Q/A.

Except as required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For a discussion of market risks at December 31, 2005, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. During the first quarter of 2006, there were no material changes or developments that would materially alter the market risk assessment performed as of December 31, 2005, except as discussed in the following paragraphs.

We and our subsidiaries conduct business in various countries using both our functional currencies and other currencies to effect cross-border transactions. As a result, we and our subsidiaries are subject to the risk that fluctuations in foreign exchange rates between the dates that those transactions are entered into and their respective settlement dates will result in a foreign exchange gain or loss. When practicable, we endeavor to match assets and liabilities in the same currency on our balance sheet and those of our subsidiaries in order to reduce these risks. We also, when we consider it to be appropriate, enter into foreign currency contracts to hedge exposures arising from those transactions. At March 31, 2006, these contracts related primarily to purchases of inventory from suppliers that are denominated in Swiss francs, and to inter-company purchase obligations of our subsidiaries that are denominated in euros, pounds sterling and yen. The notional amount of these contracts at their respective settlement dates amounted to $3.4 million in the aggregate. The respective notional amounts of the forward currency contracts outstanding as of March 31, 2006 aggregated CHF 0.6 million (equivalent to $0.5 million at settlement date), euros 0.5 million (equivalent to $0.6 million at settlement date), pounds sterling 0.3 million (equivalent to $0.5 million at settlement date), and yen 210 million (equivalent to $1.8 million at settlement date).

During 2005, we entered into a range-forward arrangement with a large, creditworthy financial institution to hedge certain other currency-rate exposures in Japanese yen. This arrangement established a collar around a range of exchange rates between 106.0 and 113.5 yen to the U.S. Dollar to hedge 95 million yen (approximate equivalent range of $0.9 million to $0.8 million) of inter-company purchase obligations. Both the put and call options entered into under the hedge arrangement were for the same monetary amount and maturity date. The range-forward arrangement expired on February 6, 2006 without any additional arrangement being in place for any subsequent period.

We are exposed to credit risk if the counterparties to such transactions are unable to perform their obligations. However, we seek to minimize such risk by entering into transactions with counterparties that are creditworthy financial institutions.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  As disclosed in our original Form 10-Q filing for the period ended March 31, 2006, based on that evaluation, our Principal Executive Officer and Principal Financial Officer had previously concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. As discussed below, based on information subsequently obtained in connection with the preparation of our financial statements for the period ended September 30, 2006, our management, including our Principal Executive Officer and Principal Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) were ineffective as of March 31, 2006.

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

As we prepared our financial statements for the period ended September 30, 2006, we discovered errors in our financial statements for the periods ended March 31, 2006 and June 30, 2006 that are discussed below and in other parts of this Form 10-Q/A and that led to the restatement of our financial statements set forth in this Form 10-Q/A. We identified these errors primarily as a result of our efforts to remediate the material weaknesses that we disclosed in the Form 10-Q for the quarterly period ended June 30, 2006, and through our efforts to implement our new ERP system, to reconcile the records in our new ERP system with those in our legacy systems, and to test our internal controls in the context of our new ERP system environment.

In connection with the identification of these errors and the preparation of our third-quarter financial statements, we identified additional control deficiencies that, taken together with the material weaknesses that we previously disclosed in the Second Quarter 10-Q, constitute individually or in the aggregate additional material weaknesses with respect to those matters. These additional deficiencies relate to:

(a)    a deficiency in the processing of and accounting for accounts receivable and the application of customer payments; and

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

With respect to the deficiency in our procedures for the processing of and accounting for accounts receivable and the application of customer payments, we determined that this control deficiency resulted in the following errors in our financial statements:

•       We experienced errors in the invoicing and recording of customer billings, in the application of customer payments and in the reconciliation of customer accounts. These matters required us to issue and record credit memoranda for the benefit of customers for product returns, pricing adjustments, changes to service contracts, freight-related matters and other similar matters that are discussed elsewhere in this Item 4 and in this Form 10-Q/A. We also identified cash that we had received but which had not been applied to customer accounts or the related accounts receivable.

•       Some customer contracts had not been fully integrated and reflected in our new ERP system.

•       Certain tax-exempt customers were charged sales tax in error and certain customers were inadvertently not billed for sales tax on their purchases.

We also undertook a review of the potential effect of the financial statement errors that we discovered on prior periods. As discussed elsewhere in this Form 10-Q/A, on November 3, 2006, we announced that management and the Audit Committee of our Board of Directors had determined, based on information presented by our management in connection with the preparation of our financial statements for the third quarter of 2006, that our financial statements included in our Quarterly Reports on Form 10-Q as originally filed for the quarters ended March 31, 2006 and June 30, 2006 should be restated as a result of the errors in them that we had discovered, and on December 14, 2006, we announced that management and the Audit Committee had completed our assessment of our prior-period financial statements and that, based on information presented by our management, the financial statements included in our Annual Reports on Form 10-K for the 2004 and 2005 calendar years also contained errors and should be restated. As discussed elsewhere in this Form 10-Q/A, in evaluating the need to restate those periods, we also took into consideration audit adjustments that had been identified previously as not being material to those periods, and we have included those adjustments in the restated amounts for the applicable 2005 and 2004 periods.

Set forth below is a discussion of the reviews and procedures that we have conducted to identify the errors and control deficiencies that are discussed in this Item 4, the financial statement errors that we identified, the inventory accounting issues that we have identified, the factors contributing to the material weaknesses reported in this Form 10-Q/A, and corrective actions that we are taking to remedy the control deficiencies and material weaknesses reported in this Form 10-Q/A.

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

The restatement of the errors and previous unrecorded audit adjustments that we identified included the following:

•       Errors in the recording of customer billings, in the application of customer payments and in the reconciliation of customer accounts that were corrected by the issuance and recording credit memoranda for the benefit of customers for product returns, pricing adjustments, changes to service contracts, freight-related matters and other similar matters.

•       Errors related to the timing of recognition of royalty income and expense.

•       Errors related to the timing of the recognition of warranty and training revenue.

•       Errors related to securities issuance costs that arose as a result of expensing such costs rather than applying such costs against the net proceeds of sale of the related securities.

•       Errors related to prepaid materials that arose from the reconciliation of such accounts between the sub-ledger and the general ledger for the affected periods.

•       Errors related to the failure to record depreciation expense for assets that had been placed in service but which remained recorded in the Company’s in construction-in-progress accounts.

•       Errors related to the timing of expenses for certain unrelated third party professional services.

•       Errors related to the reconciliation of accounts payable that arose from the reconciliation of such accounts between the sub-ledger and the general ledger for each applicable period.

•       Errors related to inventory shrinkage that arose from variances identified between actual and recorded inventory values following the Company’s conducting physical inventory counts to test the accuracy of the recorded inventory data.

•       Errors related to hedging activities on foreign currency transactions that arose from mechanical errors in accumulating spreadsheet data as well as the recording of unrealized gains and losses on foreign exchange hedges that had previously been excluded from the statement of operations.

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

Factors Contributing to Ineffectiveness/Material Weaknesses

We have determined that the ineffectiveness of our disclosure controls and procedures at March 31, 2006 is primarily attributable to material weaknesses in our internal control over financial reporting as described with respect to the control deficiencies discussed above. Other factors that contributed to the control deficiencies discussed above include:

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

The remedial measures we have implemented or are currently implementing are discussed in greater detail below.

Effectiveness of Disclosure Controls and Procedures

Based on the evaluation of our disclosure controls and procedures described above, and in light of the inventory variances and other issues identified with respect to the third quarter of 2006, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective, based on the control deficiencies and material weaknesses as described above.

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

Corrective Actions

In addition, of those corrective actions previously described in Item 4 of Part I of the Second Quarter 10-Q as originally filed, we believe we have substantially completed the following corrective actions:

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

There were no material changes in our internal control over financial reporting during the period covered by this Form 10-Q/A that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.                Risk Factors

In addition to the risk factors set forth in the section entitled “Cautionary Statements and Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, we have identified certain additional risk factors that are set forth in the section entitled “Cautionary Statements and Risk Factors” of this Quarterly Report on Form 10-Q/A, as follows:

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

Item 6. Exhibits

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated February 8, 2007.
31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated February 8, 2007.
32.1	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 8, 2007.
32.2	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 8, 2007.

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
Date: February 8, 2007