Form 10-Q/A
period 2006-06-30
3D SYSTEMS CORP
filed 2007-02-09
CIK 910638

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

This Quarterly Report on Form 10-Q/A includes the restated financial information for each period affected by the restatement. That information is also included in the Quarterly Report on Form 10-Q/A for the quarterly period ended March 31, 2006 and in the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 that we have filed with the Securities and Exchange Commission. Such restated financial information will also be included in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

As disclosed in the Form 10-Q originally filed with respect to the period ended June 30, 2006, management determined that control deficiencies existed relating to the design and implementation of controls regarding our procedures for (a) reconciling and compiling the financial records and (b) processing and safeguarding of inventory that constituted, either individually or in the aggregate, material weaknesses in our internal control over financial reporting. In the course of our efforts to remediate those deficiencies and these weaknesses, we determined the existence of the errors discussed above, which led to the determination to carry out the restatement discussed above. We also identified additional control deficiencies with respect to the third quarter of 2006 that we believe, taken together with the material weaknesses that we previously disclosed in the originally filed second-quarter Form 10-Q, constitute individually or in the aggregate additional material weaknesses with respect to those matters. These additional deficiencies relate to (a) a deficiency in the invoicing and processing of accounts receivable and the application of customer payments and (b) deficiencies in the timeliness and accuracy of our period-end financial statement closing process and the monitoring of our accounting function and oversight of financial controls. We have taken steps to remediate certain of these deficiencies, and we are taking steps to remediate the others. See Part I, Item 4, “Controls and Procedures,” of this Form 10-Q/A for additional information.

As used in this Form 10-Q/A, the terms “we,” “us,” “our” and the “Company” refer to 3D Systems Corporation and our consolidated subsidiaries, and all dollar amounts other than per share amounts are in thousands, unless otherwise noted.

Item 1.                        Financial Statements

3D SYSTEMS CORPORATION
Condensed Consolidated Balance Sheets
June 30, 2006 and December 31, 2005
(in thousands, except par value)
(unaudited)

	June 30, 2006 Restated	December 31, 2005 Restated
ASSETS
Current assets:
Cash and cash equivalents	$13,000	$24,328
Accounts receivable, net of allowance for doubtful accounts of $1,328 (2006) and $990 (2005)	30,223	32,766
Inventories, net of reserves of $1,254 (2006) and $1,317 (2005)	22,253	14,810
Deferred tax assets	2,500	2,500
Restricted cash—short-term	1,200	—
Prepaid expenses and other current assets	9,454	9,275
Assets held for sale	3,454	—
Total current assets	82,084	83,679
Property and equipment, net	11,000	11,992
Intangible assets, net	7,300	8,577
Goodwill	45,328	44,747
Restricted cash	—	1,200
Other assets, net	765	985
	$146,477	$151,180
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$3,652	$207
Accounts payable	16,063	11,684
Accrued liabilities	11,550	12,316
Customer deposits	2,964	1,945
Deferred revenue	12,579	13,725
Total current liabilities	46,808	39,877
Long-term debt, less current portion	20	3,568
Convertible subordinated debentures	22,354	22,604
Other liabilities	1,082	1,001
	70,264	67,050
Authorized 5,000 preferred shares; Series B convertible redeemable preferred stock, authorized 2,670 shares, issued and outstanding 0 and 2,617, 2006 and 2005, respectively	—	15,242
Stockholders’ equity:
Common stock, $0.001 par value, authorized 60,000 shares; issued and outstanding 18,326 (2006) and 15,302 (2005)	18	15
Additional paid-in capital	123,364	106,530
Additional compensation	—	(1,461)
Treasury stock, at cost; 25 shares at June 30, 2006 and 12 shares at December 31, 2005	(25)	(12)
Accumulated deficit in earnings	(47,238)	(35,175)
Accumulated other comprehensive income (loss)	94	(1,009)
Total stockholders’ equity	76,213	68,888
	$146,477	$151,180

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION
Condensed Consolidated Statements of Operations
Three Months and Six Months Ended June 30, 2006 and June 30, 2005
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	Restated	Restated	Restated	Restated
Revenue:
Products	$18,933	$22,353	$43,185	$42,591
Services	8,198	10,091	17,589	20,277
Total revenue	27,131	32,444	60,774	62,868
Cost of sales:
Products	14,490	12,277	27,500	22,552
Services	6,805	6,197	13,833	13,328
Total cost of sales	21,295	18,474	41,333	35,880
Gross profit	5,836	13,970	19,441	26,988
Operating expenses:
Selling, general and administrative	10,910	9,937	20,967	18,647
Research and development	2,974	2,701	6,231	5,376
Severance and restructuring	2,280	7	3,918	7
Total operating expenses	16,164	12,645	31,116	24,030
Income (loss) from operations	(10,328)	1,325	(11,675)	2,958
Interest and other expense, net	158	137	325	483
Income (loss) before provision for income taxes	(10,486)	1,188	(12,000)	2,475
Provision for income taxes	39	253	62	347
Net income (loss)	(10,525)	935	(12,062)	2,128
Preferred stock dividends	1,003	444	1,414	856
Net income (loss) available to common stockholders	$(11,528)	$491	$(13,476)	$1,272
Net income (loss) available to common stockholders per share—basic	$(0.71)	$0.03	$(0.85)	$0.09
Net income (loss) available to common stockholders per share—diluted	$(0.71)	$0.03	$(0.85)	$0.08

See accompanying notes to condensed consoldiated financial statements.

3D SYSTEMS CORPORATION
Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30, 2006 and June 30, 2005
(in thousands)
(unaudited)

	June 30, 2006 Restated	June 30, 2005 Restated
Cash flows from operating activities:
Net income (loss)	$(12,062)	$2,128
Adjustments to reconcile net income to net cash used in operating activities:
Provision for deferred income taxes	62	347
Depreciation and amortization	3,414	3,177
Bad debt provision (benefit)	349	(122)
Stock-based compensation expense	1,336	551
Adjustment to inventory reserves	(101)	(694)
Loss (gain) on disposition of property and equipment	(96)	38
Changes in operating accounts:
Accounts receivable	3,241	1,747
Lease receivables	69	200
Inventories	(7,310)	(248)
Prepaid expenses and other current assets	10	(3,635)
Other assets	401	54
Accounts payable	4,268	(1,717)
Accrued liabilities	(1,104)	(3,738)
Customer deposits	989	109
Deferred revenue	(1,487)	(695)
Other liabilities	(54)	(426)
Net cash used in operating activities	(8,075)	(2,924)
Cash flows from investing activities:
Purchases of property and equipment	(3,453)	(709)
Additions to licenses and patents	(226)	(238)
Proceeds from the sale of property and equipment	248	—
Software development costs	(298)	(444)
Net cash used in investing activities	(3,729)	(1,391)
Cash flows from financing activities:
Stock option, stock purchase plan and restricted stock proceeds	1,948	7,240
Repayment of long-term debt	(103)	(88)
Payments under obligation to former 3D Systems SA stockholders	—	(439)
Payments of preferred stock dividends	(785)	(785)
Stock registration costs	—	(103)
Payment of accrued liquidated damages	—	(36)
Net cash provided by financing activities	1,060	5,789
Effect of exchange rate changes on cash	(584)	385
Net increase (decrease) in cash and cash equivalents	(11,328)	1,859
Cash and cash equivalents at the beginning of the period	24,328	26,505
Cash and cash equivalents at the end of the period	$13,000	$28,364

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION
Condensed Consolidated Statements of Cash Flows (Continued)
Six Months Ended June 30, 2006 and June 30, 2005
(in thousands)
(unaudited)

Supplemental Cash Flow Information
Interest payments	$755	$738
Income tax payments	816	1,132
Non-cash items
Conversion of 6% convertible subordinated debentures	250	100
Conversion of Series B convertible preferred stock	15,240	26
Accrued dividends on preferred stock	—	816
Accreted dividends on preferred stock	1,003	—
Transfer of equipment from inventory to property and equipment, net(a)	846	2,096
Transfer of equipment to inventory from property and equipment, net(b)	$304	$1,449

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

3D SYSTEMS CORPORATION
Condensed Consolidated Statements of Comprehensive Income (Loss)
Three Months and Six Months Ended June 30, 2006 and June 30, 2005
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006 Restated	2005 Restated	2006 Restated	2005 Restated
Net income (loss)	$(10,525)	$935	$(12,062)	$2,128
Foreign currency translation	882	(677)	1,104	(856)
Comprehensive income (loss)	$(9,643)	$258	$(10,958)	$1,272

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION
Notes to Condensed Consolidated Financial Statements (Restated)
For the Three Months and Six Months Ended June 30, 2006 and 2005
(amounts in thousands, except per share data)
(unaudited)

(1)          Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of 3D Systems Corporation and its subsidiaries (collectively the “Company”). All significant intercompany transactions and balances have been eliminated in consolidation. The condensed consolidated financial statements were prepared in accordance with generally accepted accounting principles (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim reporting. Accordingly, they omit certain footnotes and other financial information that are required for complete financial statements. In management’s opinion, after giving effect to the restatement presented in Note 2, all adjustments considered necessary for a fair presentation of the condensed consolidated financial position as of June 30, 2006, the condensed consolidated results of operations for the three month and six month periods ended June 30, 2006 and June 30, 2005, and the condensed consolidated statements of cash flows for the six months ended June 30, 2006 and June 30, 2005 have been included.

The financial information contained in the condensed consolidated financial statements for the first six months of 2006 and the 2005 periods set forth herein have been restated, as described in Note 2 below.

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

3D SYSTEMS CORPORATION
Notes to Condensed Consolidated Financial Statements (Restated) (Continued)
For the Three Months and Six Months Ended June 30, 2006 and 2005
(amounts in thousands, except per share data)
(unaudited)

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
For the Three Months and Six Months Ended June 30, 2006 and 2005
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
For the Three Months and Six Months Ended June 30, 2006 and 2005
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
For the Three Months and Six Months Ended June 30, 2006 and 2005
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
For the Three Months and Six Months Ended June 30, 2006 and 2005
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
For the Three Months and Six Months Ended June 30, 2006 and 2005
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
For the Three Months and Six Months Ended June 30, 2006 and 2005
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
For the Three Months and Six Months Ended June 30, 2006 and 2005
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
For the Three Months and Six Months Ended June 30, 2006 and 2005
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
For the Three Months and Six Months Ended June 30, 2006 and 2005
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
For the Three Months and Six Months Ended June 30, 2006 and 2005
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

3D SYSTEMS CORPORATION
Notes to Condensed Consolidated Financial Statements (Restated) (Continued)
For the Three Months and Six Months Ended June 30, 2006 and 2005
(amounts in thousands, except per share data)
(unaudited)

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

3D SYSTEMS CORPORATION
Notes to Condensed Consolidated Financial Statements (Restated) (Continued)
For the Three Months and Six Months Ended June 30, 2006 and 2005
(amounts in thousands, except per share data)
(unaudited)

The impact of the restatement on the condensed consolidated balance sheets as of December 31, 2004 and as of each quarter end in 2005 is as follows:

	2004			2005
	As Previously Reported	Restatement Adjustments	Restated	As Previously Reported	Restatement Adjustments	Restated
	December 31			March 31
Consolidated Balance Sheet	(amounts in $000s)
ASSETS
Current assets:
Cash and cash equivalents	$26,276	$229	$26,505	$26,507	$295	$26,802
Accounts receivable	22,209	(13)	22,196	19,871	18	19,889
Inventories	9,512	(18)	9,494	8,505	—	8,505
Prepaid expenses and other current assets	5,278	(50)	5,228	7,735	(295)	7,440
Deposits	229	(229)	—	—	—	—
Total current assets	63,504	(81)	63,423	62,618	18	62,636
Property and equipment, net	9,500	71	9,571	9,737	(29)	9,708
Intangible assets, net	10,224	584	10,808	10,247	—	10,247
Goodwill	45,135	—	45,135	44,978	—	44,978
Restricted cash	1,200	—	1,200	1,200	—	1,200
Lease receivable	365	—	365	—	—	—
Other assets, net	1,568	(584)	984	1,423	—	1,423
	$131,496	$(10)	$131,486	$130,203	$(11)	$130,192
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$180	$6	$186	$190	$6	$196
Accounts payable	6,937	35	6,972	6,848	—	6,848
Accrued liabilities	13,447	(112)	13,335	10,570	(65)	10,505
Customer deposits	819	—	819	793	—	793
Deferred revenue	13,797	(225)	13,572	13,991	(236)	13,755
Total current liabilities	35,180	(296)	34,884	32,392	(295)	32,097
Long-term debt, less current portion	3,745	36	3,781	3,645	29	3,674
Convertible subordinated debentures	22,704	—	22,704	22,604	—	22,604
Other liabilities	1,607	(50)	1,557	1,457	(43)	1,414
	63,236	(310)	62,926	60,098	(309)	59,789
Preferred stock	15,196	—	15,196	15,195	—	15,195
Stockholders’ equity:
Common stock	14	—	14	15	—	15
Additional paid-in capital	97,859	(59)	97,800	99,714	(59)	99,655
Deferred compensation	(45)	—	(45)	(949)	—	(949)
Treasury stock, at cost; 8 shares at December 31, 2004 and March 31, 2005	(68)	59	(9)	(68)	59	(9)
Accumulated deficit in earnings	(44,881)	300	(44,581)	(43,686)	298	(43,388)
Accumulated other comprehensive incom (loss)	185	—	185	(116)	—	(116)
Total stockholders’ equity	53,064	300	53,364	54,910	298	55,208
	$131,496	$(10)	$131,486	$130,203	$(11)	$130,192

3D SYSTEMS CORPORATION
Notes to Condensed Consolidated Financial Statements (Restated) (Continued)
For the Three Months and Six Months Ended June 30, 2006 and 2005
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
For the Three Months and Six Months Ended June 30, 2006 and 2005
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
For the Three Months and Six Months Ended June 30, 2006 and 2005
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

3D SYSTEMS CORPORATION
Notes to Condensed Consolidated Financial Statements (Restated) (Continued)
For the Three Months and Six Months Ended June 30, 2006 and 2005
(amounts in thousands, except per share data)
(unaudited)

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
For the Three and Six Months Ended June 30, 2006 and 2005
(amounts in thousands, except per share data)
(unaudited)

The impact of the restatement on the condensed consolidated balance sheets as of March 31, 2006 and June 30, 2006 is as follows:

	2006
	As Previously Reported	Restatement Adjustments	Restated	As Previously Reported	Restatement Adjustments	Restated
Consolidated Balance Sheet	March 31			June 30
	(amounts in $000s)
ASSETS
Current assets:
Cash and cash equivalents	$26,398	$216	$26,614	$12,652	$348	$13,000
Accounts receivable	29,735	(418)	29,317	31,582	(1,359)	30,223
Inventories	16,410	(66)	16,344	22,616	(363)	22,253
Deferred tax assets	2,500	—	2,500	2,500	—	2,500
Restricted cash, current portion	—	—	—	—	1,200	1,200
Prepaid expenses and other current assets	9,910	(526)	9,384	10,580	(1,126)	9,454
Asset held for sale	—	—	—	2,827	627	3,454
Total current assets	84,953	(794)	84,159	82,757	(673)	82,084
Property and equipment, net	13,605	(281)	13,324	11,911	(911)	11,000
Intangible assets, net	7,949	—	7,949	7,300	—	7,300
Goodwill	44,843	—	44,843	45,328	—	45,328
Restricted cash, long-term	1,200	—	1,200	1,200	(1,200)	—
Other assets, net	837	—	837	765	—	765
	$153,387	$(1,075)	$152,312	$149,261	$(2,784)	$146,477
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$210	7	$217	$3,645	7	$3,652
Accounts payable	12,525	—	12,525	15,544	519	16,063
Accrued liabilities	12,143	343	12,486	10,785	765	11,550
Customer deposits	1,353	—	1,353	3,089	(125)	2,964
Deferred revenue	14,198	(119)	14,079	12,561	18	12,579
Total current liabilities	40,429	231	40,660	45,624	1,184	46,808
Long-term debt, less current portion	3,435	21	3,456	—	20	20
Convertible subordinated debentures	22,604	—	22,604	22,354	—	22,354
Other liabilities	1,060	(36)	1,024	1,117	(35)	1,082
	67,528	216	67,744	69,095	1,169	70,264
Preferred stock	15,257	—	15,257	—	—	—
Stockholders’ equity:
Common stock	16	—	16	18	—	18
Additional paid-in capital	111,344	(4,534)	106,810	124,021	(657)	123,364
Deferred compensation	(4,127)	4,127	—	—	—	—-
Treasury stock, at cost; 17 shares at March 31, 2006 and 25 shares at June 30, 2006	(213)	196	(17)	(394)	369	(25)
Accumulated deficit in earnings	(35,631)	(1,080)	(36,711)	(43,573)	(3,665)	(47,238)
Accumulated other comprehensive income (loss)	(787)	—	(787)	94	—	94
Total stockholders’ equity	70,602	(1,291)	69,311	80,166	(3,953)	76,213
	$153,387	$(1,075)	$152,312	$149,261	$(2,784)	$146,477

3D SYSTEMS CORPORATION
Notes to Condensed Consolidated Financial Statements (Restated) (Continued)
For the Three and Six Months Ended June 30, 2006 and 2005
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

•        Property and equipment decreased by $281, or 2.1%, as of March 31, 2006 and by $911, or 7.6%, as of June 30, 2006. The second-quarter decrease in property and equipment primarily relates to the $630 reclassification adjustment discussed immediately above and $279 of adjustments to record additional depreciation expense for items placed in service that had not been removed from CIP accounts prior to the restatement. The first-quarter decrease in property and equipment relates primarily to adjustments to record additional depreciation expense for items placed in service that had not been removed from CIP accounts prior to the restatement.

3D SYSTEMS CORPORATION
Notes to Condensed Consolidated Financial Statements (Restated) (Continued)
For the Three and Six Months Ended June 30, 2006 and 2005
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

•        Accrued liabilities increased by $343, or 2.8%, as of March 31, 2006 and by $765, or 7.1%, as of June 30, 2006. The second-quarter increase primarily relates to a $268 adjustment to properly record a net unrealized loss on foreign currency hedging contracts, a $60 adjustment for income taxes, a $126 adjustment for royalty and relocation expenses; and the $207 adjustment for professional fees accrued in the first quarter of 2006. The first-quarter of 2006 increase primarily relates to a $207 adjustment for professional fees for the 2005 financial statement audit partially offset by a tax credit of $53.

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
For the Three and Six Months Ended June 30, 2006 and 2005
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
For the Three and Six Months Ended June 30, 2006 and 2005
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
For the Three Months and Six Months Ended June 30, 2006 and 2005
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
For the Three Months and Six Months Ended June 30, 2006 and 2005
(amounts in thousands, except per share data)
(unaudited)

The impact of the restatement on the condensed consolidated statements of cash flows for the three-month and six-month periods ended March 31, 2006 and June 30, 2006, respectively, is as follows:

	Three Months Ended			Six Months Ended
	As Previously	Restatement		As Previously	Restatement
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
Consolidated Statement of Cash Flows	March 31, 2006			June 30, 2006
	(amounts in $000s)
Cash flows from operating activities:
Net loss	$(833)	$(704)	$(1,537)	$(8,774)	$(3,288)	$(12,062)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for deferred income taxes	—	94	94	—	62	62
Depreciation and amortization	1,514	105	1,619	2,966	448	3,414
Bad debt provision (benefit)	60	—	60	404	(55)	349
Adjustments to inventory reserves	—	(170)	(170)	—	(101)	(101)
Stock-based compensation	452	—	452	1,336	—	1,336
Loss (gain) on disposition of property and equipment	2	—	2	(96)	—	(96)
Changes in operating accounts:
Accounts receivable	3,639	11	3,650	2,232	1,009	3,241
Lease receivable	—	20	20	—	69	69
Inventories	(2,352)	422	(1,930)	(8,082)	772	(7,310)
Prepaid expenses and other current assets	(395)	420	25	(1,007)	1,017	10
Other assets	93	90	183	236	165	401
Accounts payable	1,550	(735)	815	4,484	(216)	4,268
Accrued liabilities	(495)	19	(476)	(1,504)	400	(1,104)
Customer deposits	(594)	—	(594)	1,114	(125)	989
Deferred revenue	353	(76)	277	(1,549)	62	(1,487)
Other liabilities	(2)	3	1	(57)	3	(54)
Net cash provided by (used in) operating activities	2,992	(572)	2,420	(8,297)	222	(8,075)
Cash flows used in investing activities:
Purchases of property and equipment	(2,184)	600	(1,584)	(3,888)	435	(3,453)
Proceeds on disposition of property and equipment	150	—	150	248	—	248
Additions to license and patent costs	(159)	—	(159)	(226)	—	(226)
Software development costs	(40)	(90)	(130)	(294)	(4)	(298)
Net cash used in investing activities	(2,233)	510	(1,723)	(4,160)	431	(3,729)
Cash flows from financing activities:
Stock options, stock purchase plan and restricted stock proceeds	1,687	—	1,687	2,162	(214)	1,948
Repayment of long-term debt	(100)	(2)	(102)	(100)	(3)	(103)
Payment of preferred stock dividends	—	—	—	(785)	—	(785)
Net cash provided by financing activities	1,587	(2)	1,585	1,277	(217)	1,060
Effect of exchange rate changes on cash	(60)	64	4	(280)	(304)	(584)
Net increase (decrease) in cash and cash equivalents	2,286	—	2,286	(11,460)	132	(11,328)
Cash and cash equivalents, beginning of period	24,112	216	24,328	24,112	216	24,328
Cash and cash equivalents, end of period	$26,398	$216	$26,614	$12,652	$348	$13,000

The changes for each period displayed in the table above are the result of the restatement adjustments previously described in this Note 2.

3D SYSTEMS CORPORATION
Notes to Condensed Consolidated Financial Statements (Restated) (Continued)
For the Three Months and Six Months Ended June 30, 2006 and 2005
(amounts in thousands, except per share data)
(unaudited)

(3)   Inventories

Components of inventories, net are as follows:

	June 30, 2006 Restated	December 31, 2005 Restated
Raw materials	$609	$207
Inventory held by assemblers	946	417
Work in process	58	55
Finished goods	20,640	14,131
	$22,253	$14,810

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

The Company agreed to sell to those third parties components of its raw materials’ inventory related to those systems. Such sales were recorded in the financial statements as a product financing arrangement under SFAS No. 49. Pursuant to SFAS No. 49, as of June 30, 2006 and December 31, 2005, the Company’s consolidated balance sheets included a non-trade receivable of $921 and $1,051, respectively, classified in prepaid expenses and other current assets reflecting the book value of the inventory sold to the assemblers for which the Company had not received payment. At June 30, 2006 and December 31, 2005, $946 and $417, respectively, were included in inventory with a corresponding amount included in accrued liabilities representing the Company’s non-contractual obligation to purchase assembled systems and refurbished parts produced from such inventory. Under these arrangements, the Company generally purchases assembled systems from the assemblers following the Company’s receipt of an order from a customer or as needed from the assembler to repair a component or to service equipment. Under certain circumstances, the Company purchases assembled systems from the assemblers prior to the receipt of an order from a customer. At June 30, 2006 and December 31, 2005, the Company had made $5,590 and $5,271, respectively, of progress payments to assemblers for systems forecasted to be required for resale to customers after such dates. These progress payments were recorded in prepaid expenses and other current assets in the consolidated balance sheets.

3D SYSTEMS CORPORATION
Notes to Condensed Consolidated Financial Statements (Restated) (Continued)
For the Three Months and Six Months Ended June 30, 2006 and 2005
(amounts in thousands, except per share data)
(unaudited)

(5)   Property and Equipment, net

Property and equipment is summarized as follows:

	June 30, 2006 Restated	December 31, 2005 Restated	Useful Life (in years)
Land	$436	$436	—
Building	4,202	4,202	30
Machinery and equipment	24,003	21,603	3–5
Office furniture and equipment	3,051	3,022	5
Leasehold improvements	3,972	3,534	—
Rental equipment	922	910	5
Construction in progress	4,174	3,785	N/A
	40,760	37,492
Less: Assets held for sale, net	(3,454)	—
Accumulated depreciation	(26,306)	(25,500)
	$11,000	$11,992

Depreciation expense was $766 and $689 for the three months and $1,502 and $1,342 for the six months ended June 30, 2006 and June 30, 2005, respectively. Leasehold improvements are amortized on a straight-line basis over the shorter of (i) their estimated useful lives and (ii) the estimated or contractual life of the related lease. The Company has accelerated amortization of the leasehold improvements related to the Valencia facility as a result of its plan to substantially discontinue use of the facility in September 2006. Such accelerated amortization amounted to $20 in the second quarter of 2006 and $40 for the six months ended June 30, 2006.

The Company ceased operations at its Grand Junction, Colorado facility on April 28, 2006. The facility was listed for sale during the first quarter of 2006, and on July 27, 2006 the Company entered into an agreement to sell the Grand Junction facility for a cash purchase price of $7,300, which was in excess of its net book value. The consummation of this sale was subject to the satisfaction of certain customary conditions. During the second quarter of 2006, the Company also realized $98 in net proceeds from the sale of certain personal property associated with this facility that were no longer required for the Company’s operations. Approximately $3,454 in net assets, comprised of $436 of land and $3,018 of building, associated with the facility were reclassified on the Company’s consolidated balance sheet from long-term assets to current assets, where they have been recorded as assets held for sale at June 30, 2006. Following the closing of this facility, the Company ceased to record depreciation expense related to this facility, which amounted to $570 per year. The Company expects to realize an amount from the disposition of these assets in excess of their net book value and in excess of the remaining outstanding balance of the industrial development bonds used to finance the facility. See Notes 2 and 8.

3D SYSTEMS CORPORATION
Notes to Condensed Consolidated Financial Statements (Restated) (Continued)
For the Three Months and Six Months Ended June 30, 2006 and 2005
(amounts in thousands, except per share data)
(unaudited)

(6)   Intangible Assets

(a)          Licenses and Patent Costs

Licenses and patent costs are summarized as follows:

	June 30, 2006 Restated	December 31, 2005 Restated	Weighted average useful life (in years)
Licenses, at cost	$2,333	$2,333	Fully amortized
Patent costs	18,497	18,226	7.7
	20,830	20,559
Less: Accumulated amortization	(15,736)	(15,034)
	$5,094	$5,525

For the six months ended June 30, 2006 and June 30, 2005, the Company capitalized $226 and $238, respectively, of costs to acquire, develop and extend patents in the United States and certain other countries. Amortization expense related to such intangible assets was $360 and $335 for the three months and $702 and $671 for the six months ended June 30, 2006 and June 30, 2005, respectively.

(b)         Acquired Technology

Acquired technology is summarized as follows:

	June 30, 2006 Restated	December 31, 2005 Restated
Acquired technology	$10,232	$10,148
Less: Accumulated amortization	(8,526)	(7,683)
	$1,706	$2,465

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

(c)          Other Intangible Assets

The Company had $500 and $587 of other net intangible assets as of June 30, 2006 and December 31, 2005, respectively. Amortization expense related to such intangible assets was $161 and $206 for the three months and $331 and $406 for the six months ended June 30, 2006 and June 30, 2005, respectively.

(7)   Hedging Activities and Derivative Instruments

The Company and its subsidiaries conduct business in various countries using both its functional currencies and other currencies to effect cross-border transactions. As a result, the Company and its subsidiaries are subject to the risk that fluctuations in foreign exchange rates between the dates that those transactions are entered into and their respective settlement dates will result in a foreign exchange gain or loss. When practicable, the Company endeavors to match assets and liabilities in the same currency on its

3D SYSTEMS CORPORATION
Notes to Condensed Consolidated Financial Statements (Restated) (Continued)
For the Three Months and Six Months Ended June 30, 2006 and 2005
(amounts in thousands, except per share data)
(unaudited)

balance sheet and those of its subsidiaries in order to reduce these risks. The Company also, when it considers it to be appropriate, enters into foreign currency contracts to hedge exposures arising from those transactions. The Company has not adopted hedge accounting under SFAS No. 133, “Accounting for Derivatives and Hedging Activities,” as amended by SFAS No. 137 and SFAS No. 138, and all gains and losses (realized or unrealized) are recognized in cost of sales in the Condensed Consolidated Statements of Operations. At June 30, 2006, the notional amount of these contracts at their respective settlement dates amounted to $11,523 and related primarily to purchases of inventory from suppliers that are denominated in Swiss francs, and inter-company purchase obligations of the Company’s subsidiaries denominated in euros, pounds sterling and Japanese yen. The respective notional amounts of these contracts at June 30, 2006 aggregated Swiss francs 2,155 (equivalent to $1,746 at settlement date), euros 3,800 (equivalent to $4,758 at settlement date), pounds sterling 565 (equivalent to $1,032 at settlement date) and Japanese yen 460,000 (equivalent to $3,987 at settlement date).

During 2005, the Company entered into a range-forward arrangement with a large, creditworthy financial institution to hedge certain other currency-rate exposures in Japanese yen. This arrangement established a collar around a range of exchange rates between 106.0 and 113.5 Japanese yen to the U.S. Dollar to hedge 95,000 Japanese yen (approximate equivalent range of $896 to $837) of inter-company purchase obligations. Both the put and call options entered into under the hedge arrangement were for the same monetary amount and maturity date.

The dollar equivalent of the foreign currency contracts and related fair values as of June 30, 2006 and December 31, 2005 were as follows:

	Foreign Currency		Foreign Currency		Foreign Currency
	Option Contracts		Purchase Contracts		Sales Contracts
	June 30, 2006 Restated	December 31, 2005	June 30, 2006 Restated	December 31, 2005	June 30, 2006 Restated	December 31, 2005
Notional amount	$0	$837	$1,746	$1,269	$9,777	$4,624
Fair value	0	866	1,757	1,258	9,957	4,519
Net unrealized gain (loss)	$0	$29	$11	$(11)	$(180)	$105

The net fair value of all of these contracts at June 30, 2006 and December 31, 2005, reflected net unrealized gains (loss) of $(169) and $123, respectively. These foreign currency contracts expire at various dates between July 11, 2006 and August 29, 2006.

Changes in the fair value of derivatives are recorded in cost of sales in the consolidated statements of operations. Depending on their fair value at the end of the reporting period, derivatives are recorded either in prepaid expenses and other current assets or in accrued liabilities in the consolidated balance sheets.

The total impact of foreign currency related items on the consolidated statement of operations, was a gain (loss) of $152 and $230 for the quarter and six months ended June 30, 2006, respectively, and $(120) and $(619) for the quarter and six months ended June 30, 2005, respectively.

The Company is exposed to credit risk if the counterparties to such transactions are unable to perform their obligations. However, the Company seeks to minimize such risk by entering into transactions with counterparties that are believed to be creditworthy financial institutions.

3D SYSTEMS CORPORATION
Notes to Condensed Consolidated Financial Statements (Restated) (Continued)
For the Three Months and Six Months Ended June 30, 2006 and 2005
(amounts in thousands, except per share data)
(unaudited)

(8)   Borrowings

Total outstanding borrowings were as follows:

	June 30, 2006	December 31,2005
	Restated	Restated
	(dollars in thousands)
Line of credit	$—	$—
Industrial development revenue bonds:
Current portion of long-term debt	$3,645	$200
Long-term debt, less current portion	—	3,545
Total	$3,645	$3,745
Installment note:
Current portion of installment note	$7	$7
Installment note, less current portion	20	23
Total	$27	$30
Subordinated debt:
6% convertible subordinated debentures	$22,354	$22,604
Total current portion of debt	$3,652	$207
Total long-term portion of debt	22,374	26,172
Total debt	$26,026	$26,379

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

The facility, as amended, imposes certain limitations on the Company’s activities, including limitations on the incurrence of debt and other liens, limitations on the disposition of assets, limitations on the making of certain investments and limitations on the payment of dividends on the Company’s Common Stock. The facility also requires the Company to maintain (a) a quick ratio (as defined in the credit facility) of at least 1.00 as of the end of each calendar quarter and (b) a ratio of total liabilities less subordinated debt to tangible net worth (as each such term is defined in the credit facility) of not more than 2.00 as of December 31, 2005 and at the end of each calendar quarter thereafter. The credit facility also requires that the Company maintain, on a trailing four-quarter basis, EBITDA (as defined in the credit facility) in an amount not less than $18 million for certain periods ending on or before December 31, 2005 and not less

3D SYSTEMS CORPORATION
Notes to Condensed Consolidated Financial Statements (Restated) (Continued)
For the Three Months and Six Months Ended June 30, 2006 and 2005
(amounts in thousands, except per share data)
(unaudited)

than $15 million for each test period ended on or after March 31, 2006. The Company believes that it was in compliance with these financial covenants at December 31, 2005, except for the minimum EBITDA covenant, which non-compliance the Bank agreed to waive.  The Company obtained a waiver from its compliance with certain of these financial covenants as of June 30, 2006.

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

This letter of credit is in turn collateralized by $1,200 of restricted cash that Wells Fargo holds. Effective November 9, 2005, the Company entered into an amendment to the reimbursement agreement with Wells Fargo pursuant to which such funds are held in a non-interest-bearing account at Wells Fargo, and Wells Fargo has a security interest in that account as partial security for the performance of the Company’s obligations under the reimbursement agreement. Under that amendment, the Company also has the right to substitute a standby letter of credit issued by a bank acceptable to Wells Fargo as collateral in place of the funds held in that account.

The reimbursement agreement, as amended, contains financial covenants that require, among other things, that the Company maintain a minimum tangible net worth (as defined in the reimbursement agreement) of $23.0 million plus 50% of net income from July 1, 2001 forward and a fixed-charge coverage ratio (as defined in the reimbursement agreement) of no less than 1.25. The Company is required to demonstrate its compliance with these financial covenants as of the end of each calendar quarter. As of December 31, 2005, the Company was in compliance with these financial covenants both before and after giving effect to the restatement.  As of the period ended June 30, 2006 (after giving effect to the restatement), the Company was not in compliance with the fixed-charge coverage ratio.  On January 24, 2007, Wells Fargo agreed to waive this non-compliance in consideration of the payment by the Company of a $36 non-refundable waiver fee.

As discussed above, the Company ceased operations at the Grand Junction facility on April 28, 2006, and the Company plans to sell the facility. At the time the closing of the sale of the facility occurs, the Company expects to either pay off these bonds or, with the approval of Wells Fargo, have them assumed by

3D SYSTEMS CORPORATION
Notes to Condensed Consolidated Financial Statements (Restated) (Continued)
For the Three Months and Six Months Ended June 30, 2006 and 2005
(amounts in thousands, except per share data)
(unaudited)

the buyer. As a result, the Company reclassified the aggregate outstanding amount of the industrial development bonds to current liabilities at June 30, 2006.

As a result of the proposed sale of the Grand Junction facility, discussed above, the following assets and liabilities are reclassed from long-term to short-term on the balance sheet as of June 30, 2006:

June 30, 2006
Current assets:
Assets held for sale	$3,454
Restricted cash	$1,200
Current liabilities:
Industrial Development Bonds-current portion	$3,645

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
For the Three Months and Six Months Ended June 30, 2006 and 2005
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

(10)   Severance and Restructuring

The Company is in the process of moving its corporate headquarters, principal R&D activities and all other key corporate support functions to a new facility that is being constructed and that it has agreed to lease in Rock Hill, South Carolina. The Company established an initial base of operations in Rock Hill and commenced local operations there in January 2006 and expects to complete the move to the new Rock Hill facility in 2006. In connection with this project, the Company incurred expenses for personnel, relocation, recruiting and other non-cash items amounting to $2,260 for the three months ended June 30, 2006 and $3,898 for the six months ended June 30, 2006, of which $26 and $72, respectively, were non-cash facility-related costs.

3D SYSTEMS CORPORATION
Notes to Condensed Consolidated Financial Statements (Restated) (Continued)
For the Three Months and Six Months Ended June 30, 2006 and 2005
(amounts in thousands, except per share data)
(unaudited)

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

3D SYSTEMS CORPORATION
Notes to Condensed Consolidated Financial Statements (Restated) (Continued)
For the Three Months and Six Months Ended June 30, 2006 and 2005
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended June 30, 2005 Restated	Six Months Ended June 30, 2005 Restated
Net income available to common stockholders, as reported	$491	$1,272
Add: Stock-based employee compensation expense included in reported net earnings net of related tax benefits	—	—
Deduct: Stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(372)	(789)
Pro forma net income	$119	$483
Basic net income available to common stockholders per share:
As reported	$0.03	$0.09
Pro forma	0.01	0.03
Diluted net income available to common stockholders per share:
As reported	0.03	0.08
Pro forma	$0.01	0.03

The Company granted restricted stock awards to certain employees, including executive officers, covering 137 shares of Common Stock, during the six-month period ended June 30, 2006 pursuant to the Company’s 2004 Incentive Stock Plan. Shares of restricted Common Stock awarded under that Plan are issued for a purchase price of $1.00 per share and are subject to forfeiture for a period of three years following their date of grant in the event that the recipient leaves the employ of the Company other than as a result of death or disability. The Company records deferred compensation expense with respect to such awards in an amount equal to the difference between the fair market value of the Common Stock covered by each award on the date of grant less the amount payable by each recipient in accordance with SFAS No. 123R. For the three months ended June 30, 2006 and 2005, the Company recorded $397 and $125, respectively, of compensation expense associated with restricted stock awards granted during the quarter and amortization of awards granted prior to the second quarter. The comparable expense for the six months ended June 30, 2006 and 2005, was $580 and $163, respectively. In each year, certain of such awards were made in lieu of, or as an alternative to, cash bonuses that had previously been accrued with respect to 2005 or 2004, as the case may be. As a result, the Company reduced its accrual for 2005 cash-based bonuses by a net amount of $256 in the six months ended June 30, 2006 and, for 2004, reduced its accrual for cash-based bonuses by a net amount of $256 in the first six months of 2005.

For the three months and six months ended June 30, 2006, the Company awarded 18 shares of Common Stock to non-employee directors under the Company’s Restricted Stock Plan for Non-Employee Directors and recorded $372, in compensation expense associated with those awards. For the three and six months ended June 30, 2005, the Company awarded 18 and 20 shares of Common Stock, respectively, to non-employee directors and recorded $350 and $389, respectively, in compensation expense associated with those awards.

3D SYSTEMS CORPORATION
Notes to Condensed Consolidated Financial Statements (Restated) (Continued)
For the Three Months and Six Months Ended June 30, 2006 and 2005
(amounts in thousands, except per share data)
(unaudited)

(12)   Computation of Net Income (Loss) Per Share

The following is a reconciliation of the numerator and denominator of the basic and diluted net income (loss) per share computations:

	Three Months Ended June 30		Six Months Ended June 30
	2006 Restated	2005 Restated	2006 Restated	2005 Restated
Numerator:
Net income (loss) available to common stockholders—numerator for basic net income (loss) per share	$(11,528)	$491	$(13,476)	$1,272
Add: Series B Convertible Preferred Stock dividends	—	—	—	—
Interest expense associated with 6% convertible subordinated debentures	—	—	—	—
Net income (loss) available to common stockholders—numerator for dilutive net income (loss) per share	$(11,528)	$491	$(13,476)	$1,272
Denominator:
Denominator for basic net income (loss) per share—weighted average shares	16,293	14,792	15,832	14,684
Add: Effect of dilutive securities:
Stock options and restricted stock	—	1,108	—	1,174
Series B Convertible Preferred Stock	—	—	—	—
6% convertible subordinated debentures	—	—	—	—
Denominator for diluted net income (loss) per share—weighted average shares	16,293	15,900	15,832	15,858

All outstanding shares of Series B Convertible Preferred Stock were converted into 2,640 shares of Common Stock effective June 8, 2006, and such shares of Common Stock are included in the weighted average shares of Common Stock outstanding as of June 30, 2006 for the purposes of calculating diluted net income (loss) per share available to common stockholders for the three months and six months ended June 30, 2006. See Note 9. The 2,617 shares of Common Stock issuable upon conversion of the then outstanding Series B Convertible Preferred Stock were excluded from the calculation of diluted net income (loss) per share available to common stockholders for the three months and six months ended June 30, 2005 because their effect would have been anti-dilutive, that is, they would have increased net income per share available to common stockholders.

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
For the Three Months and Six Months Ended June 30, 2006 and 2005
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

Such summarized financial information concerning the Company’s geographical operations is shown in the following tables:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006 Restated	2005 Restated	2006 Restated	2005 Restated
Revenue from unaffiliated customers:
North America	$11,987	$14,733	$30,382	$28,978
Germany	4,230	5,659	8,929	10,815
Other Europe	6,171	7,210	12,583	13,201
Asia	4,743	4,842	8,880	9,874
Total	$27,131	$32,444	$60,774	$62,868

All revenue between geographic areas is recorded at transfer prices which are above cost and provide for an allocation of profit between entities.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006 Restated	2005 Restated	2006 Restated	2005 Restated
Revenue from or transfers between geographic areas:
North America	$10,275	$9,491	$19,068	$18,739
Germany	1,080	593	2,090	1,319
Other Europe	1,236	1,341	2,102	2,692
Asia	—	—	—	—
Total	$12,591	$11,425	$23,260	$22,750

3D SYSTEMS CORPORATION
Notes to Condensed Consolidated Financial Statements (Restated) (Continued)
For the Three Months and Six Months Ended June 30, 2006 and 2005
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006 Restated	2005 Restated	2006 Restated	2005 Restated
Income (loss) from operations:
North America	$(6,172)	$1,335	$(6,708)	$3,446
Germany	273	(452)	722	(694)
Other Europe	(2,361)	1,166	(3,717)	1,244
Asia	(203)	(206)	687	49
Subtotal	(8,057)	1,843	(9,016)	4,045
Intercompany elimination	(2,271)	(518)	(2,659)	(1,087)
Total	$(10,328)	$1,325	$(11,675)	$2,958

	June 30, 2006 Restated	December 31, 2005 Restated
Assets:
North America	$77,150	$76,865
Germany	18,148	14,356
Other Europe	54,526	55,774
Asia	15,266	20,426
Subtotal	165,090	167,421
Inter-company elimination	(18,613)	(16,241)
Total assets	$146,477	$151,180

The Company’s revenue from unaffiliated customers by type was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006 Restated	2005 Restated	2006 Restated	2005 Restated
Systems and other products	$7,451	$11,459	$19,830	$21,604
Materials	11,482	10,894	23,355	20,987
Services	8,198	10,091	17,589	20,277
Total revenue	$27,131	$32,444	$60,774	$62,868

(14)   Income Taxes

For the quarter and six months ended June 30, 2006, the Company used effective income tax rates of (0.4)% and (0.5)%, respectively, to determine its tax provisions for the quarter and six-month periods then ended, which primarily reflected the effect of the utilization of foreign net operating loss carry-forwards in certain tax jurisdictions and foreign taxes due in other jurisdictions.

During the fourth quarter of 2005, the Company reduced its valuation allowance on net deferred tax assets by $2.5 million and recorded a net deferred tax asset on its consolidated balance sheet as a result of

3D SYSTEMS CORPORATION
Notes to Condensed Consolidated Financial Statements (Restated) (Continued)
For the Three Months and Six Months Ended June 30, 2006 and 2005
(amounts in thousands, except per share data)
(unaudited)

its determination that it was more likely than not that it would be able to utilize a portion of its deferred tax assets attributable to U.S. taxes in 2006 in light of the improvement in the Company’s operations and management’s expectation of future taxable income. Utilization of that tax asset depends on future taxable income of the Company.

As of June 30, 2006, except for the $2.5 million allowance reduction in the U.S. described above, the Company maintained a full valuation allowance on all of its deferred tax assets, including net operating loss carry-forwards, in various tax jurisdictions. The Company intends to continue to assess the valuation allowance periodically under the standards of SFAS No. 109, “Accounting for Income Taxes.”

For a discussion of other tax matters relating to the Company, please see Note 23 to the Consolidated Financial Statements set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

(15)   Commitments and Contingencies

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

3D SYSTEMS CORPORATION
Notes to Condensed Consolidated Financial Statements (Restated) (Continued)
For the Three Months and Six Months Ended June 30, 2006 and 2005
(amounts in thousands, except per share data)
(unaudited)

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

We are subject to a number of risks and uncertainties that may affect our future performance, as discussed in greater detail in the sections entitled “Forward-Looking Statements” and “Cautionary Statements and Risk Factors” at the end of this Item 2 and in “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q/A.

As discussed in greater detail below, certain of these risks and uncertanties resulted in material adverse effects on our Consolidated Statements of Operations for the quarter and six months ended June 30, 2006 and on our Consolidated Balance Sheet and Statement of Cash Flows as of and for the periods then ended.

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

This Quarterly Report on Form 10-Q/A includes all of the restated financial information for each period ended June 30, 2006 and earlier affected by the restatement. Such restated financial information will also be included in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

•       Accrued liabilities increased by $0.3 million, or 2.8%, as of March 31, 2006 and by $0.8 million, or 7.1%, as of June 30, 2006. The second-quarter increase primarily relates to a $0.3 million adjustment to properly record the net unrealized loss on foreign currency hedging contracts, a $0.1 million adjustment for income taxes, a $0.1 million adjustment for royalty and relocation expenses, and the amounts accrued in the first quarter. The first-quarter increase primarily relates to a $0.2 million adjustment for professional fees for the 2005 financial statement audit partially offset by a tax credit of $0.1 million.

•       Additional paid-in capital decreased $0.4 million as of March 31, 2006 to reflect a charge for stock issuance costs in 2005 as discussed above and for the correction of an error in recording treasury stock as previously discussed. Additional paid-in capital decreased $0.7 million as of June 30, 2006 which reflects a charge for stock issuance costs, an adjustment to correct a duplicate posting to the additional paid-in capital account, as discussed above, and for the correction of an error in recording treasury stock as previously discussed.

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

Table 4

	Three months ended	Six months ended
Changes in Consolidated Statement of Cash Flows	March 31, 2006	June 30, 2006
	(amounts in $000s)
Net loss	$(704)	$(3,288)
Non-cash operating items	(42)	354
Changes to operating accounts	174	3,156
Net cash provided by (used in) operating activities	(572)	222
Cash provided by (used in) investing activities	510	431
Cash provided by financing activities	(2)	(217)
Effects of exchange rate changes on cash	64	(304)
Net increase (decrease) in cash and cash equivalents	—	132
Cash and cash equivalents, beginning of period	216	216
Cash and cash equivalents, end of period	$216	$348

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

For the six months ended June 30, 2006, on a restated basis:

•       The $0.2 million increase in net cash provided by operating activities primarily relates to the $3.3 million increase in net loss arising from the restatement, the $0.2 million decrease in accounts payable and the $0.1 million decrease in customer deposits that was more than offset by $0.4 million increase in non-cash items, principally depreciation and amortization, and $3.5 million of cash provided by changes to operating accounts not mentioned above, including primarily changes to accounts receivable, inventories, prepaid expenses and other current assets and accrued liabilities that occurred for the reasons discussed above.

•       The $0.4 million increase in net cash provided by investing activities relates to the decrease in fixed asset purchases during the period offset in part by increase in software development costs during the period as a result of the restatement adjustments.

•       The $0.2 million decrease in net cash provided by financing activities relates primarily to the payment of dividends.

•       There was a $0.3 million unfavorable impact from the effect of exchange rate changes on cash during the first six months.

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

•       Intangible assets, net increased by $0.6 million or 7.3% as of December 31, 2005 and was unchanged in the other periods. Other assets, net decreased by $0.6 million or 37.3% as of December 31, 2005 and was unchanged in the other periods. These changes were the result of a reclassification of amounts between the two line items on the balance sheet.

•       Accrued liabilities decreased by $0.1 million or 0.6% at March 31, 2005, nominally by 0.5% at June 30, 2005, nominally by 0.2% at September 30, 2005 and increased by $0.1 million or 1.2%, at December 31, 2005. The fourth quarter was impacted by $0.2 million of adjustments, related to the reclassification of securities registration costs.

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

Year Ended December 31,
Changes in Consolidated Statement of Operations	2004
(amounts in $000s)
Revenue	$231
Cost of sales	(234)
Gross profit	465
Operating expenses	4
Operating income	461
Interest and other expense, net	2
Income before income taxes	459
Income tax provision (benefit)	—
Net income	$459

The changes in our operating results in 2004 arising out of the restatement primarily relate to the following:

•       Revenue increased by $0.2 million or 0.2% for the year. The increase in revenue primarily relates to a $0.2 million adjustment of amortization for warranty and training revenue.

•       Cost of sales decreased by $0.2 million or 0.5%. This decrease primarily relates to a $0.3 million adjustment of royalty expense which was overstated in 2004 and understated in 2005.

•       As a result of these changes, net income increased by $0.5 million or 44.7%.

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

•       Accrued liabilities decreased by $0.1 million or 0.8% as of December 31, 2004. This decrease relates to a $0.3 million adjustment of the royalty expense which was overstated in 2004 and understated in 2005 offset in part by a $0.2 million adjustment to increase the foreign tax liability.

•       Deferred revenue decreased by $0.2 million or 1.6% as of December 31, 2004. This decrease relates to a $0.2 million adjustment of amortization for warranty and training revenue.

•       Stockholders’ equity increased by $0.3 million or 0.6% as of December 31, 2004. This increase arose from the $0.5 million increase in net income for the year ended December 31, 2004 as a result of the restatement adjustments and was partially offset by the cumulative effect of restatement adjustments prior to 2004.

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

We currently expect the worldwide implementation of our ERP system to involve a total investment in excess of $4.0 million in transactional automation and analysis tools and technology. At June 30, 2006, our capitalized investment in our ERP system amounted to $2.6 million. Such costs are recorded as property and equipment on our balance sheet at June 30, 2006. See Note 5 to the Condensed Consolidated Balance Sheet.

Our new ERP system includes numerous accounting functions as well as order processing, materials’ purchasing and inventory management functions. In connection with and following the implementation of the new ERP system and the disruptions that we encountered with respect to it in the second quarter of 2006, as well as the identification of the control deficiencies described here and in “Item 4. Controls and Procedures” below, we are revising our financial reporting policies and procedures to conform them to the requirements of this system and remediate the causes of the disruptions we encountered.

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

We believe that we have identified the scope and extent of these problems and that they resulted primarily from human error in transitioning these logistics and warehousing functions to a third-party provider. We are currently implementing additional procedures intended to both produce more timely and accurate reporting on the status of orders and to prevent these types of errors from occurring. In particular, we have provided training and oversight controls for shipping, receiving and return processes. We have also implemented faster communication connection speeds with the logistics management company which we believe will improve both response time and processing time at their warehouses. We believe that these unrelated logistics and warehousing issues exacerbated the problems resulting from the start up of our ERP system described above and in “Item 4. Controls and Procedures” that appears below and adversely impacted our revenue, operating results, cash flow and working capital management in the second quarter and first six months of 2006.

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

We listed the Grand Junction facility for sale during the first quarter of 2006, and on July 27, 2006 we entered into an agreement to sell the facility for a cash purchase price of $7.3 million, an amount in excess of its net book value. The consummation of this transaction is subject to the satisfaction of certain customary conditions. During the second quarter of 2006, we realized $0.1 million in net proceeds from the sale of certain personal property associated with this facility that we no longer needed for our operations. Based upon and assuming the completion of these transactions, we expect to realize an amount from the disposition of the Grand Junction facility and its related assets in excess of their net book value and in excess of the $3.6 million remaining outstanding balance of the industrial development bonds covering the facility. See Note 8 to the Condensed Consolidated Financial Statements.

Conversion of Series B convertible preferred stock

On June 8, 2006, following a conditional call for redemption that we issued on May 8, 2006, all of our then outstanding Series B Convertible Preferred Stock was converted by its holders into 2,639,772 shares of Common Stock, including 23,256 shares of Common Stock covering accrued and unpaid dividends to June 8, 2006. Following this conversion, we filed a certificate of elimination with the Delaware Secretary of State eliminating the Series B Convertible Preferred Stock from our certificate of incorporation and restoring the shares of preferred stock previously covered by the certificate of designations of the Series B Convertible Preferred Stock to the status of authorized but unissued shares of preferred stock. See Note 9 to the Condensed Consolidated Financial Statements.

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

Primarily as a result of the disruptions that we experienced in the second and third quarters from the implementation of our ERP system and the outsourcing of our logistics and warehousing activities discussed above but cushioned by our stronger performance in the first quarter of 2006:

•       Consolidated revenue decreased 16.4% in the second quarter of 2006 and 3.3% in the first six months of 2006 compared to the respective 2005 periods, as restated;

•       Revenue from materials increased 5.4% in the second quarter and 11.3% in the first six months of 2006 compared to the prior-year periods, as restated;

•       Revenue from systems and other products decreased 35.0% in the second quarter and 8.2% in the first six months of 2006 compared with the prior-year periods, as restated;

•       Revenue from services decreased 18.8% in the second quarter and 13.3% in the first six months of 2006 compared to the 2005 periods, as restated; and

•       Revenue decreased in the U.S, Asia and European operations in the second quarter compared to the same periods in 2005, as restated. Revenue for the U.S. operations increased $1.4 million in the first six months of 2006 compared with the same period in the prior year while revenue in the European and Asia operations declined by $2.5 million or 10.4% and $1.0 million or 10.1%, respectively, in the first six months of 2006 compared with the same period in the prior year, as restated.

In addition, for the second quarter of 2006:

•       we recorded a $10.3 million loss from operations compared to $1.3 million of income from operations in the second quarter of 2005; and

•       we recorded a $11.5 million net loss available to common stockholders in the second quarter as compared to $0.5 million of net income available to common stockholders in the 2005 period.

And for the first six months of 2006:

•       we recorded a $11.7 million loss from operations compared to $3.0 million of operating income in the first six months of 2005; and

•       we recorded a $13.5 million net loss available to common stockholders as compared to $1.3 million of net income available to common stockholders in the 2005 period.

Results of Operations

Table 11 below sets forth, for the periods indicated, revenue and percentages of revenue by class of product and service.

Table 11

	Three months ended June 30					Six months ended June 30
	2006 Restated		2005 Restated		2006 Restated		2005 Restated
	(dollars in thousands)
Systems and other products	$7,451	27.5%	$11,459	35.3%	$19,830	32.6%	$21,604	34.4%
Materials	11,482	42.3	10,894	33.6	23,355	38.4	20,987	33.4
Services	8,198	30.2	10,091	31.1	17,589	29.0	20,277	32.2
Consolidated revenue	$27,131	100.0%	$32,444	100.0%	$60,774	100.0%	$62,868	100.0%

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

For the second quarter of 2006, our consolidated revenue decreased 16.4% to $27.1 million from $32.4 million for the second quarter of 2005. This decrease was primarily due to the disruptions and challenges discussed above. Sales of new products and services introduced since the latter part of 2003 increased by $1.3 million to $8.6 million in the second quarter of 2006, representing approximately one-third of revenue for the quarter.

For the first six months of 2006, our consolidated revenue decreased 3.3% to $60.8 million from $62.9 million for the first six months of 2005. This decrease was primarily due to the disruptions and challenges that affected the second quarter discussed above and was partially offset by our revenue growth in the first quarter of 2006. Sales of new products and services introduced since the latter part of 2003 increased by $6.7 million to $18.0 million in the first six months of 2006, representing approximately one-third of revenue for the six-month period.

Changes in Revenue in the Quarterly Periods.   The components of the $5.3 million decline in revenue by class of product and service for the second quarter of 2006 are shown in Table 12, together with the corresponding percentage of that change compared to the 2005 level of revenue for that product or service.

Table 12 (Restated)

	Systems and Other Products		Materials		Services		Net Change in Consolidated Revenue
	(dollars in thousands)
Volume—Core products and services	$(4,101)	(35.8)%	$(8)	(0.1)%	$(1,823)	(18.1)%	$(5,932)	(18.3)%
Volume—New products	617	5.4	756	6.9	(23)	(0.2)	1,350	4.2
Price/mix	(521)	(4.6)	(11)	(0.1)	—	—	(532)	(1.7)
Foreign currency translation	(3)	0.0	(149)	(1.3)	(47)	(0.5)	(199)	(0.6)
Net change in consolidated revenue	$(4,008)	(35.0)%	$588	5.4%	$(1,893)	(18.8)%	$(5,313)	(16.4)%

As set forth in Tables 11 and 12:

•       Revenue from systems and other products decreased by 35.0% to $7.5 million in the second quarter of 2006 from $11.5 million in the second quarter of 2005. Revenue from systems and other products was 27.5% and 35.3% of consolidated revenue for the second quarters of 2006 and 2005, respectively.

The decrease in revenue from systems and other products was primarily due to a $4.1 million decrease in unit volume of our mature systems and the low increase in unit volume of our new systems that we believe were due primarily to the disruptions discussed above, which significantly impacted our ability to place, process and fill customer orders in the ordinary course. Revenues from new products showed a modest increase that was more than offset by price and mix effects and foreign currency translation to a lesser degree in the second quarter of 2006.

•       Revenue from materials increased 5.4% to $11.5 million for the second quarter of 2006 from $10.9 million for the second quarter of 2005. Revenue from materials was 42.3% and 33.6% of consolidated revenue for the second quarters of 2006 and 2005, respectively.

The increase in revenue from materials was primarily due to a $0.8 million increase in unit sales of new products which was offset by $0.2 reduction in core product revenue, price/mix and foreign currency  translation.

•       Revenue from services decreased 18.8% to $8.2 million for the second quarter of 2006 from $10.1 million for the second quarter of 2005. Revenue from services represented 30.2% and 31.1% of consolidated revenue for the second quarter of 2006 and 2005, respectively.

The decrease in revenue from services was principally due to a $1.8 million net decrease in unit volume, which we believe is primarily attributable to the disruptions and challenges discussed above.

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

Backlog has historically not been a significant factor in our business, reflecting our relatively short production and delivery lead times. However, we had approximately $9.8 million of booked orders outstanding at June 30, 2006, primarily for systems and materials, all of which we expect to ship in 2006. This unusually high order backlog includes approximately $8.3 million of orders that we believe primarily reflects the supply chain, ERP system and other disruptions that we encountered during the second quarter, which significantly impaired our ability to place, process and fill customer orders, as discussed in “Recent Developments” above and in “Item 4. Controls and Procedures” below. We also expect our gross profit margins to return to more normal levels as these disruptions are resolved.

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

Changes in Revenue in the Six-Month Period.   As shown in the Tables 11 and 13, the $2.1 million decrease in consolidated revenue for the first six months of 2006 was lower than the decrease for the second quarter of 2006, primarily due to our increase in revenue in the first quarter of 2006. After giving effect to net changes in unit volume in the first six months of 2006 and the favorable $1.5 million price-mix effect in that period, most of the six-month decline in revenue was due to the $1.5 million adverse effect of foreign currency translation, most of which arose in the first quarter of 2006.

Sales of new products and services introduced since the latter part of 2003 increased by $6.7 million to $18.0 million in the first six months of 2006. Foreign currency translation had an unfavorable $1.5 million impact on consolidated revenue for the first six months of 2006 due to the strengthening of foreign currencies compared to the U.S. dollar on a period-to-period basis. The partially offsetting effect of product mix and average selling prices on revenue from systems and other products in the six-month period was primarily due to favorable price and mix effects from sales of materials that were partially offset by unfavorable price and mix effects from the sale of systems.

Table 13 (Restated)

	Systems and						Net Change in
	Other						Consolidated
	Products		Materials		Services		Revenue
	(dollars in thousands)
Volume—Core products and services	$(6,197)	(28.7)%	$(175)	(0.8)%	$(2,406)	(11.9)%	$(8,778)	(13.9)%
Volume—New products	4,233	19.6	2,303	11.0	129	0.6	6,665	10.6
Price/mix	570	2.6	966	4.6	—	—	1,536	2.4
Foreign currency translation	(380)	(1.8)	(726)	(3.5)	(411)	(2.0)	(1,517)	(2.4)
Net change in consolidated revenue	$(1,774)	(8.3)%	$2,368	11.3%	$(2,688)	(13.3)%	$(2,094)	(3.3)%

As set forth in Tables 11 and 13:

•       Revenue from systems and other products decreased 8.3% to $19.8 million in the first six months of 2006 from $21.6 million in the first six months of 2005. Revenue from systems and other products was 32.6% and 34.4% of consolidated revenue for the first six months of 2006 and 2005, respectively.

The $1.8 million decrease in revenue from systems and other products reflects the second-quarter disruptions discussed above and was primarily due to $6.2 million of unit volume decreases from our core products and $0.4 million of unfavorable foreign currency translation which were partially offset by $4.8 million of unit volume increases from our newer systems and favorable price/mix effects.

•       Revenue from materials increased 11.3% to $23.4 million for the first six months of 2006 from $21.0 million for the first six months of 2005. Revenue from materials represented 38.4% and 33.4% of consolidated revenue for the first six months of 2006 and 2005, respectively.

The $2.4 million increase in revenue from materials was primarily due to $2.3 million arising from higher unit sales of new products and $1.0 million of favorable price and mix effects partially offset by a $0.9 million unfavorable effect of foreign currency translation and a nominal decline in core product unit volume.

•       Revenue from services decreased 13.3% to $17.6 million for the first six months of 2006 from $20.3 million for the first six months of 2005. Revenue from services represented 28.9% and 32.3% of consolidated revenue for the first six months of 2006 and 2005, respectively.

The $2.7 million decrease in revenue from services was principally due to the disruptions and challenges discussed above and included $2.4 million of lower unit volume and a net $0.4 million unfavorable effect of foreign currency translation.

Revenue by geographic region

Primarily as a result of the disruptions discussed above and the resulting decline in unit volume, our revenue declined in each geographic area in which we conduct business during the second quarter of 2006. For the first six months of 2006, an increase in revenue in the U.S., reflecting stronger performance in that region in the first quarter of 2006, was more than offset by a decrease in revenue in Europe and the Asia-Pacific region. Revenue by geographic area in which we operate is shown in Table 14.

Table 14

	Three months ended June 30				Six months ended June 30
	2006 Restated		2005 Restated		2006 Restated		2005 Restated
	(dollars in thousands)
U.S. operations	$11,988	44.2%	$14,734	45.4%	$30,382	50.0%	$28,979	46.1%
European operations	10,400	38.3	12,869	39.7	21,512	35.4	24,016	38.2
Asia-Pacific operations	4,743	17.5	4,841	14.9	8,880	14.6	9,873	15.7
Consolidated revenue	$27,131	100.0%	$32,444	100.0%	$60,774	100.0%	$62,868	100.0%

Changes in Revenue in the Quarterly Periods.   The components of the changes in revenue by geographic region for the second quarter of 2006 are shown in Table 15, together with the corresponding percentage of that change compared to the level of revenue for the corresponding 2005 period for that geographic area.

Table 15 (Restated)

	U.S.		Europe		Asia- Pacific		Net Change in Consolidated Revenue
	(dollars in thousands)
Volume	$(1,169)	(7.9)%	$(2,209)	(17.3)%	$(121)	(2.5)%	$(3,499)	(10.8)%
Price/mix	(1,577)	(10.7)	(273)	(2.1)	235	4.9	(1,615)	(5.0)
Foreign currency translation	—	—	13	0.1	(212)	(4.4)	(199)	(0.6)
Net change in consolidated revenue	$(2,746)	(18.6)%	$(2,469)	(19.3)%	$(98)	(2.0)%	$(5,313)	(16.4)%

On a consolidated geographic basis, our $5.3 million decrease in revenue in the second quarter of 2006 resulted from $3.5 million of lower volume, $1.6 million from the unfavorable combined effect of price and mix and $0.2 million from the unfavorable effect of foreign currency translation.

As set forth in Tables 14 and 15:

•       Revenue from U.S. operations decreased by 18.6% to $12.0 million for the second quarter of 2006 from $14.7 million for the second quarter of 2005. This decrease was primarily due to lower unit volume and the effect of price and mix that we believe was primarily due to the disruptions discussed above. Revenue from U.S. operations was 44.2% and 45.4% of consolidated revenue for the second quarters of 2006 and 2005, respectively.

•       Revenue from operations outside the U.S. decreased by 14.5% to $15.1 million in the second quarter of 2006 from $17.7 million in the 2005 quarter but increased to 55.8% of consolidated revenue for the second quarter of 2006 from 54.6% of consolidated revenue for the second quarter of 2005, reflecting the effect of the lower growth in revenue in the U.S. Excluding the favorable effect of foreign currency translation, revenue from operations outside the U.S. would have been 56.5% of consolidated revenue for the second quarter of 2006.

•       Revenue from European operations decreased by $2.5 million or 19.2% to $10.4 million for the second quarter of 2006 from $12.9 million for the second quarter of 2005. This decrease was due to lower unit volume and the combined effect of price and mix, partially offset to an immaterial extent by the favorable effect of foreign currency translation. European revenue was 38.3% and 39.7% of consolidated revenue for the second quarters of 2006 and 2005, respectively.

•       Revenue from Asia-Pacific operations decreased 2.0% to $4.7 million for the second quarter from $4.8 million for the second quarter of 2005. This decrease resulted primarily from lower unit volume and the unfavorable effects of foreign currency translation, partially offset by the combined effect of price and mix. Asia-Pacific revenue represented 17.5% and 14.9% of consolidated revenue for the second quarters of 2006 and 2005, respectively.

Changes in Revenue in the Six-Month Periods.   The components of the $2.1 million decrease in revenue as they relate to geographic region for the first six months of 2006 are shown in Table 16, together with the corresponding percentage of that change compared to the level of revenue for the corresponding period of the prior year for that geographic area.

Table 16 (Restated)

	U.S.		Europe		Asia-Pacific		Net Change in Consolidated Revenue
	(dollars in thousands)
Volume	$1,844	6.3%	$(1,526)	(6.4)%	$(682)	(6.9)%	$(364)	(0.6)%
Price/mix	(441)	(1.5)	(2)	(0.0)	230	2.3	(213)	(0.3)
Foreign currency translation	—	—	(976)	(4.1)	(541)	(5.5)	(1,517)	(2.4)
Net change in consolidated revenue	$1,403	4.8%	$(2,504)	(10.5)%	$(993)	(10.1)%	$(2,094)	(3.3)%

As set forth in Tables 14 and 16:

•       Revenue from U.S. operations increased by $1.4 million or 4.8% to $30.4 million for the first six months of 2006 from $29.0 million for the first six months of 2005. The growth in revenue from U.S. operations was primarily due to higher unit volume and the combined effect of price and mix derived from first-quarter operating results. Revenue from U.S. operations represented 50.0% and 46.1% of consolidated revenue for the first six months of 2006 and 2005, respectively.

•       Revenue from operations outside the U.S. decreased by $3.5 million or 10.3% to $30.4 million for the first six months of 2006 from $33.9 million for the first six months of 2005 and decreased to 50.0% of consolidated revenue for the first six months of 2006 from 53.9% of consolidated revenue for the first six months of 2005, reflecting the effect of the higher growth in revenue in the U.S. excluding the $1.5 million unfavorable effect of foreign currency translation, revenue from operations outside the U.S. would have decreased 5.7% for the first six months of 2006 compared to the first six months of 2005.

•       Revenue from European operations decreased by $2.5 million or 10.4% to $21.5 million for the first six months of 2005 from $24.0 million for the first six months of 2004. This decrease was primarily due to lower unit volume and the unfavorable effect of foreign currency translation. European revenue represented 35.4% and 38.2% of consolidated revenue for the first six months of 2006 and 2005, respectively.

•       Revenue from Asia-Pacific operations decreased by $1.0 million or 10.1% to $8.9 million for the first six months of 2006 from $9.9 million for the first six months of 2005. This decrease in revenue resulted primarily from lower unit volume and the unfavorable effect of foreign currency translation, partially offset by the favorable combined effect of price and mix. Asia-Pacific revenue represented 14.6% and 15.7% of consolidated revenue for the first six months of 2006 and 2005, respectively.

Costs and margins

As shown in Table 17 below, gross profit declined for both the second quarter and first six months of 2006 compared to the respective 2005 periods. Gross profit margin declined by 21.6 percentage points in the second quarter compared to the second quarter of 2005 and by 10.9 percentage points in the first six months of 2006 compared to the 2005 period. This decline was due to the combined effects of our lower revenue, the ERP system, supply chain and logistics disruptions that we encountered in the second quarter of 2006 and special accommodations that we extended to certain customers whose orders for our products or services or for repairs to systems were delayed by the disruptions we encountered with our ERP system and our logistics activities or who encountered stability issues with their equipment installations that we were not able to quickly address as a result of resource constraints on our service organization. The decline in gross profit margin also includes the $0.4 million difference in inventory value discussed in “—ERP Implementation” above that is included in cost of sales for the second quarter of 2006.

Table 17

	Three months ended June 30				Six months ended June 30
	2006 Restated		2005 Restated		2006 Restated		2005 Restated
	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue
	(dollars in thousands)
Products	$4,443	23.5%	$10,076	45.1%	$15,685	36.3%	$20,039	47.0%
Services	1,393	17.0%	3,894	38.6%	3,756	21.4%	6,949	34.3%
Total	$5,836	21.5%	$13,970	43.1%	$19,441	32.0%	$26,988	42.9%

Second-Quarter Comparison.   For the second quarter of 2006, cost of sales increased 15.3% to $21.3 million from $18.5 million for the 2005 quarter, representing 78.5% and 56.9% of consolidated revenue for the respective periods. Foreign currency transaction items had a $0.2 million unfavorable effect on cost of sales compared with the 2005 quarter. Gross profit decreased to $5.8 million from $14.0 million representing 21.5% and 43.1% of total revenue for the 2006 and 2005 second quarters, respectively.

Our gross profit margin on products decreased to 23.5% in the second quarter of 2006 from 45.1% for the second quarter of 2005. The dramatic decrease in margins reflects higher warranty expense as a result of the $0.4 million difference in inventory value that we charged to cost of goods sold discussed above, the ERP system and logistics disruptions, the equipment stability issues discussed above and higher freight costs. Margins were also negatively impacted by lower revenue from higher margin systems.

Gross profit margin on services decreased to 17.0% of consolidated service revenue for the second quarter of 2006 from 38.6% of consolidated service revenue for the second quarter of 2005. Service margins continued to be impacted by the strains on field service resources related to installation, service and training that resulted in foregone service revenue from time and materials service activities. Service margins were also impacted by the lower sales of upgrades for older legacy systems, some of which we have previously announced that we would no longer support.

Six-Month Comparison.   For the first six months of 2006, cost of sales increased 15.2% to $41.3 million from $35.9 million for the 2005 six-month period, representing 68.0% and 57.1% of consolidated revenue for the respective periods. Foreign currency transaction items had a $1.3 million favorable effect on cost of goods compared with the first six months of 2005. Gross profit decreased to $19.4 million or 32.0% of total revenue for the first six months of 2006 from $27.0 million or 42.9% of total revenue for the 2005 period.

As a result of the factors discussed above, gross profit margin for products decreased in the first six months of 2006 to 36.3% from 47.0% for the first six months of 2005, and gross profit margin on services decreased to 21.4% of consolidated service revenue from 34.3% of consolidated service revenue for the first six months of 2005.

Operating expenses

As shown in Table 18, total operating expenses increased by $3.5 million or 27.8% to $16.2 million in the second quarter of 2006 compared to $12.6 million in the second quarter of 2005, and by $7.1 million or

29.5% to $31.1 million in the first six months of 2006 compared to $24.0 million in the first six months of 2005.

Table 18

	Three months ended June 30				Six months ended June 30
	2006 Restated		2005 Restated		2006 Restated		2005 Restated
	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue
	(dollars in thousands)
Selling, general and administrative expenses	$10,910	40.2%	$9,937	30.6%	$20,967	34.5%	$18,647	29.7%
Research and development expenses	2,974	11.0	2,701	8.3	6,231	10.3	5,376	8.6
Severance and restructuring costs	2,280	8.4	7	—	3,918	6.4	7	—
Total	$16,164	59.6%	$12,645	38.9%	$31,116	51.2%	$24,030	38.3%

Second-Quarter Comparison.   As noted above, operating expenses in the second quarter of 2006 increased $3.5 million, amounting to 59.6 % of revenue in that quarter compared to 38.9% of revenue in the second quarter of 2005. The increase in operating expenses as a percentage of revenue primarily reflects our lower level of revenue in the second quarter of 2006, and the dollar increase in operating expenses was due primarily to $2.3 million of severance and restructuring costs related to the relocation of our headquarters to Rock Hill, South Carolina, which were generally in line with our previously announced expectations, $1.1 million of higher selling, general, and administrative expenses, and $0.3 million of higher research and development expenses, which are discussed in greater detail below.

Six-Month Comparison.   As noted above, operating expenses in the first six months of 2006 increased by $7.1 million, amounting to 51.2% of revenue in that period compared to 38.3% of revenue in the first six months of 2005. More than half of that increase related to the severance and restructuring costs referred to above. The increase in the first six months of 2006 was primarily due to:

•       $3.9 million of severance and restructuring costs, which were generally in line with our previously announced expectations;

•       $2.3 million higher selling, general and administrative expenses; and

•       $0.9 million of higher research and development expenses,

which are discussed in greater detail below.

Selling, general and administrative expenses

As shown in Table 18 above, for the second quarter of 2006, selling, general and administrative expenses were $1.0 million higher than those for the second quarter for 2005, and for the first six months of 2006 selling, general and administrative expenses increased 12.4% to $21.0 million from $18.7 million in the first six months of 2005.

Second-Quarter Comparison.   The $1.0 million increase in selling, general and administrative expenses in the second quarter of 2006 was due primarily to:

•       $0.8 million of higher consulting expenses;

•       $0.3 million of higher bad debt expense;

•       $0.4 million increase in equity compensation expense arising from our adoption on January 1, 2006 of SFAS No. 123R (see Note 11 to the Condensed Consolidated Financial Statements); and

•       $0.2 million, net of various other expense categories,

partially offset by

•       $0.4 lower commissions; and

•       $0.3 million of lower legal expenses.

Six-Month Comparison.   The $2.3 million increase in selling, general and administrative expenses in the first six months of 2006 was due primarily to:

•       $1.6 million of higher consulting expenses;

•       $0.5 million of higher bad debt expense;

•       a $0.4 million increase in equity compensation expense arising from our adoption on January 1, 2006 of SFAS No. 123R (see Note 11 to the Condensed Consolidated Financial Statements);

•       $0.4 million of higher travel expenses; and

•       a variety of other expenses, including expenses associated with the disruptions and growth challenges discussed above,

partially offset by

•       $0.2 lower commissions; and

•       $0.3 million of lower legal costs.

As previously disclosed, beginning on January 1, 2006, we began to expense previously issued equity awards for which service has not been rendered as required by Statement of Financial Accounting Standards (“SFAS”) No. 123R, which relates to the expensing of stock options and certain other equity compensation. As of June 30, 2006, we estimate our maximum expense for subsequent periods related to existing stock options as a result of the adoption of SFAS No. 123R to be approximately $0.9 million, of which $0.4 million would be recognized during the latter half of 2006 and the remainder would be recognized for 2007. This projected expense will change if any stock options are granted, which we do not expect to occur, or cancelled prior to the respective reporting periods.

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

In addition to other significant operational and strategic improvements that we expect to achieve from our relocation project, we project that we should realize facilities’ and operating-cost savings in excess of $2.5 million per year beginning in 2007, the first full year of planned operations in Rock Hill, SC. We also believe that South Carolina will provide a favorable business climate, significant investment and tax benefits and a sustained lower cost of doing business. We believe these savings should provide a substantial return on the anticipated investment in up-front moving and other costs, and we expect them to translate into long-term improvements in profitability.

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

Income (loss) from operations

As a result of our lower revenue and gross profit and our higher level of operating expenses in the second quarter of 2006, we reported a $10.3 million loss from operations compared to $1.3 million of operating income for the second quarter of 2005.

For the first six months of 2006, we reported an $11.7 million loss from operations, reflecting the operating losses that we reported for both the first and second quarters of 2006, compared to $3.0 million of operating income for the 2005 period.

Depreciation and amortization included in income (loss) from operations was $1.8 million for the three months and $3.4 million for the six months ended June 30, 2006 compared to $1.6 million for the three months and $3.2 million for the six months ended June 30, 2005. We expect annual depreciation and amortization to be in the range of $6.0 to $7.0 million for the full year of 2006 compared to $5.8 million for the full year of 2005.

Interest and other expense, net

Interest and other expense, net, which consists primarily of interest income and interest expense, increased to $0.2 million in the second quarter of 2006 from $0.1 million in the second quarter of 2005 and decreased to $0.3 million for the first six months of 2006 from $0.5 million for the first six months of 2005. These changes  resulted from lower investment income arising from the investment of our excess cash and cash equivalents in the 2006 periods and $0.1 million of net proceeds in the second quarter of 2006 from the disposition of surplus assets at our Grand Junction facility that partially offset interest expense on our outstanding indebtedness in each period.

Provisions for (benefit of) income taxes

Income taxes were not material in any of the periods included in this Form 10-Q/A.

Net income (loss) and net income (loss) available to common stockholders

Reflecting our $10.3 million operating loss in the second quarter and the other factors discussed above, we recorded an $10.5 million net loss for the second quarter of 2006 due to the effect of net interest and other expense and tax provisions, compared to $0.9 million of net income in the 2005 quarter.

Net loss available to common stockholders for the second quarter of 2006 was $11.5 million after giving effect to accrued dividends and accretion of preferred stock issuance costs with respect to our Series B Convertible Preferred Stock. On a per share basis, basic and diluted net loss per share available to the common stockholders in the second quarter was $0.71.

Net income available to common stockholders for the second quarter of 2005 was $0.5 million after giving effect to accrued dividends and accretion of preferred stock issuance costs with respect to the Series B Convertible Preferred Stock. On a per share basis, diluted income per share available to the common stockholders in the second quarter of 2005 was $0.03. The dilutive effect of outstanding stock options was included in diluted income per share in the 2005 period.

As discussed elsewhere in this Form 10-Q/A, we do not expect to record preferred stock dividend cost in future periods as a result of the conversion of our Series B Convertible Preferred Stock into Common Stock in June 2006. This should reduce dividend cost by $1.6 million per year in future periods.

Liquidity and Capital Resources

Our principal source of liquidity during the second quarter and first six months of 2006 was cash and cash equivalents shown on our consolidated balance sheet.

Working capital

Our net working capital decreased to $35.3 million at June 30, 2006 from $43.5 million at March 31, 2006 and from $43.8 million at December 31, 2005. The restatement of our consolidated financial statements for the first six months of 2006 accounted for $1.9 million of the net decline in working capital for the six-month period. See Note 2 to the Condensed Consolidated Financial Statements (Restated). The $8.5 million decrease in working capital in the first six months of 2006 was primarily the result of:

•       an $11.3 million decrease in cash and cash equivalents that occurred for the reasons discussed below;

•       a $4.4 million increase in accounts payable arising from the timing of payments and disruptions arising out of the ERP implementation;

•       a $3.4 million increase in current installments of long-term debt arising from the reclassification of the outstanding principal amount of the industrial development bonds related to our Grand Junction facility from long-term debt to a current liability in view of our plans to dispose of that facility within the next twelve months;

•       a $2.5 million net decrease in accounts receivable that occurred for the reasons discussed below (see Table 12); and

•       a $1.0 million increase in customer deposits related primarily to delayed shipments during the second quarter of 2006,

that more than offset

•       a $7.4 million increase in inventories that occurred for the reasons discussed below;

•       a $1.2 million increase in restricted cash related to the Industrial Development Bonds and the sale of the Grand Junction facility as a result of reclassification of this amount from long-term to current assets. See Note 8 to these financial statements.

•       a $3.5 million increase in assets held for sale arising from the reclassification of the net assets of the Grand Junction facility following its closing on April 28, 2006;

•       a $0.8 million decrease in accrued liabilities primarily reflecting the timing of the accrual and payment of those liabilities in the ordinary course;

•       a $1.1 million decrease in deferred revenue reflecting recognition of maintenance and warranty revenue during the second quarter and delayed shipments of new systems.

As shown in Table 21 below, the $11.3 million decrease in cash and cash equivalentsarose primarily from $8.1 million of cash used in operating activities, $3.7 million of cash used in investing activities and the $0.6 million effect of exchange rate changes on cash in the first six months of 2006, partially offset by $1.1 million of cash generated by financing activities. See “Cash flow” below for a discussion of the factors that affected these items of cash flow in the first six months of 2006.

As discussed elsewhere in this Form 10-Q/A, we currently expect to realize an amount in excess of the $3.5 million in net assets of the Grand Junction facility after giving effect to the repayment of the $3.6 million of industrial development bonds outstanding with respect to that facility.

Components of inventories were as follows:

Table 19

	June 30, 2006 Restated	December 31, 2005 Restated
	(dollars in thousands)
Raw materials	$609	$207
Inventory held by assemblers	946	417
Work in process	58	55
Finished goods	20,640	14,131
	$22,253	$14,810

The higher level of inventory at June 30, 2006 on a restated basis arose from $6.5 million of higher finished goods inventory that we incurred to support our anticipated higher level of sales for the second quarter of 2006, which we did not recognize for the reasons discussed above, and a $0.5 million increase in inventory held by assemblers and a $0.4 increase in raw materials’ inventory. Finished goods inventory also included costs associated with a portion of the $8.3 million of systems, materials and spare parts covered by customer orders that, as discussed elsewhere in this Form 10-Q/A, we were not able to ship during the second quarter of 2006 due to the disruptions related to our ERP system implementation and supply chain issues discussed above.

The $7.4 million increase in inventory shown in Table 19 and on the consolidated balance sheets resulted from the cash-flow-related $6.8 million increase in net inventory set forth on the consolidated statement of cash flows and a $0.6 million increase from the favorable effect of foreign currency translation.

In connection with the outsourcing activities that we have entered into with our third-party assemblers, we have sold to them components of our raw materials’ inventory related to those systems. We record those sales in our financial statements as a product financing arrangement under SFAS No. 49, “Accounting for Product Financing Arrangements.” At June 30, 2006, $0.9 million of the inventory sold to assemblers remained in inventory, and we had a corresponding accrued liability representing our non-

contractual obligation to repurchase assembled systems and refurbished parts produced from such inventory. At June 30, 2006, inventory held by assemblers and our corresponding accrued liability had increased to $0.9 million compared to $0.4 million at December 31, 2005.

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

Our prepaid expenses and other current assets, which amounted to $9.5 million at June 30, 2006 and $9.3 million at December 31, 2005, also include amounts attributable to our arrangements with our outsource suppliers, which amounts affect our working capital. The components of prepaid expenses and other current assets were as set forth in Table 20:

Table 20

	June 30, 2006 Restated	December 31, 2005 Restated
	(dollars in thousands)
Progress payments to assemblers	$5,590	$5,271
Non-trade receivables	921	1,051
Other	2,943	2,953
Total	$9,454	$9,275

The non-trade receivables shown in Table 20 together with inventory held by assemblers shown in Table 19, and a related accrued liability in an amount that corresponds to the book value of inventory held by assemblers included in accrued liabilities on our balance sheet relate to the accounting for our outsourcing arrangements pursuant to SFAS No. 49. The non-trade receivables shown in Table 20 decreased by $0.1 million from December 31, 2005 to $0.9 million at June 30, 2006 as a result of a decrease in parts that our third-party assemblers purchased from us to complete the assembly of systems.

The decrease in accounts receivable, net resulted from changes in our revenue and collections from period to period. Days sales outstanding (“DSO”) increased to 101 days at June 30, 2006 compared to 68 days at December 31, 2005. Accounts receivable more than 90 days past due were 20.7% of receivables at June 30, 2006 compared to 5.1% of receivables at December 31, 2005. Factors that affected accounts receivable, net in the first six months of 2006, as restated, included our lower revenue and the related timing of invoicing and collection, the disruptions that we encountered in the start up of our new ERP system that, among other things, delayed shipments to customers and the invoicing and collection of receivables, the issues with certain customers related to the stability of their installed systems that are discussed above, and the recording of credit memoranda as part of our restatement that reduced accounts receivable.

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

Table 21

	Six months ended June 30
	2006 Restated	2005 Restated
	(in thousands)
Cash used in operating activities	$(8,075)	$(2,924)
Cash used in investing activities	(3,729)	(1,391)
Cash provided by financing activities	1,060	5,789
Effect of exchange rate changes on cash	(584)	385
Net increase (decrease) in cash and cash equivalents	$(11,328)	$1,859

Cash flow from operations

Our operations used $8.1 million of net cash in the first six months of 2006. This use of cash was generated primarily by our $12.1 million net loss for the period partially offset by $4.0 million of net changes in operating accounts and non-cash items discussed below:

•       a $4.3 million increase in accounts payable;

•       a $5.0 million increase in non-cash items;

•       a $3.2 million net reduction of accounts receivable; and

•       a $1.0 million increase in customer deposits.

partially offset by

•       a $7.3 million increase in inventories;

•       a $1.5 million decrease in deferred revenue;

•       a $1.1 million decrease in accrued liabilities.

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

Our operations used $2.9 million of net cash in the first six months of 2005. Such cash included our $2.1 million of net income, that was more than offset by the $5.1 million combined net effect of non-cash items, including depreciation and amortization, and changes in operating assets and operating liabilities in the ordinary course of business. Such non-cash items and changes in operating assets and operating liabilities included a net reduction in cash resulting from:

•       a $3.7 million decrease in accrued liabilities;

•       a $0.2 million increase in inventory;

•       a $3.6 million increase in prepaid expenses and other current assets;

•       a $1.7 million decrease in accounts payable;

•       a $0.7 million decrease in deferred revenue; and

•       a $0.4 million net decrease arising from other operating accounts;

partially offset by

•       a $0.2 million decrease in lease receivable;

•       $3.3 million of non-cash items, primarily comprised of depreciation and amortization and stock compensation expense;

•       a $1.7 million reduction in accounts receivable, net; and

•       a $0.1 million decrease in customer deposits;

•       a $0.1 million change in other operating accounts.

The effects of the restatement on cash flows from operations as well as working capital for the first six months  of 2006 and 2005 are discussed in Note 2 to the financial statements as well as in the MD&A under “Restatement  of Financial Statements”

Cash used for investing activities

We used $3.7 million of net cash for investing activities in the first six months of 2006 compared to $1.4 million in the first six months of 2005, including $3.5 million of capital expenditures for property, plant and equipment in the first six months of 2006. In the first six months of 2006, we also recognized $0.2 million of cash from the net proceeds of sale of property and equipment, primarily related to our Grand Junction facility. In each period, the principal uses of cash for investment purposes were for capital expenditures, patent and license rights and software development costs. The increase in the first six months of 2006 was due to higher levels of capital expenditures in the 2006 period compared to the first six months of 2005.

Capital expenditures were, as noted above, $3.5 million in the first six months of 2006 compared to $0.7 million in the first six months of 2005, primarily for information technology systems and hardware related to the implementation of our ERP system and for capital expenditures related to our corporate headquarters relocation project. As a result of our recent agreement to pay $2.1 million of tenant improvement and change-order costs necessary to complete our new headquarters and R&D facility, we expect our capital expenditures for the full year of 2006 to be in the range of $7.2 million to $8.5 million, of which approximately $4.3 million, which does not include the developer’s cost for construction of the new facility that we have agreed to lease, relates to equipment, furnishings and tenant improvement and change-order costs related to our relocation project.

Cash provided by financing activities

Net cash provided by financing activities in the first six months of 2006 decreased to $1.1 million from $5.8 million in the first six months of 2005. In each period, such cash was provided primarily by the net proceeds of stock option exercises and was offset partially by scheduled payments of principal on our outstanding industrial development bonds and payments of other obligations. The reduction in cash provided by financing activities was due primarily to lower proceeds from stock options, a trend which we expect to continue due to our discontinuation of granting stock options in 2004 and the lower number of stock options currently outstanding.

Liquidity

As discussed above, our principal source of liquidity for the first six months of 2006 was the cash and cash equivalents on our consolidated balance sheet. As noted above, our unrestricted cash and cash equivalents decreased by $11.3 million to $13.0 million at June 30, 2006 from $24.3 million at December 31, 2005 due to $11.8 million of cash used in operating and investing activities, partially offset by cash provided by financing activities.

Outstanding debt

Our outstanding debt at June 30, 2006 and December 31, 2005 was as follows:

Table 22

	June 30, 2006	December 31,2005
	(dollars in thousands)
Line of credit	$—	$—
Industrial development revenue bonds:
Current portion of long-term debt	$3,645	$200
Long-term debt, less current portion	—	3,545
Total	$3,645	$3,745
Installment note:
Current portion of installment note	$7	$7
Installment note, less current portion	20	23
Total	$27	$30
Subordinated debt:
6% convertible subordinated debentures	$22,354	$22,604
Total current portion of debt	$3,652	$207
Total long-term portion of debt	22,374	26,172
Total debt	$26,026	$26,379

At June 30, 2006, the carrying value of our total debt had declined by $0.4 million as a result of scheduled principal payments during the first three months of 2006 on our floating-rate industrial development bonds and the conversion of $0.2 million of our 6% convertible subordinated debentures during the second quarter of 2006. At June 30, 2006 due to our plans to sell the Grand Junction facility, we reclassified the entire outstanding principal amount of that debt as current portion of long-term debt. The $3.6 million principal balance will be due under the industrial development bonds upon the sale of the Grand Junction facility. No principal payments are required to be made under our 6% convertible subordinated debentures until their maturity in November 2013. As discussed below, no borrowings were outstanding under our line of credit at June 30, 2006 or December 31, 2005.

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

The facility, as amended, imposes certain limitations on our activities, including limitations on the incurrence of debt and other liens, limitations on the disposition of assets, limitations on the making of certain investments and limitations on the payment of dividends on our Common Stock. The facility also requires us to maintain (a) a quick ratio (as defined in the credit facility) of at least 1.00 as of the end of each calendar quarter and (b) a ratio of total liabilities less subordinated debt to tangible net worth (as each such term is defined in the credit facility) of not more than 2.00 as of December 31, 2005 and at the end of each calendar quarter thereafter. The credit facility also requires that we maintain, on a trailing four-quarter basis, EBITDA (as defined in the credit facility) in an amount not less than  $18 million for certain periods ending on or before December 31, 2005 and $15 million for each test period ended on or after March 31, 2006. We believe that we were in compliance with these financial covenants at December 31, 2005, except for the minimum EBITDA covenant, which non-compliance the Bank agreed to waive. We obtained a waiver from our compliance with certain of these financial covenants as of June 30, 2006.

At June 30, 2006 and December 31, 2005, we had $1.7 million of foreign exchange forward contracts outstanding with Silicon Valley Bank. See Note 7 to the Condensed Consolidated Financial Statements. No borrowings or letters of credit were outstanding under this facility at either June 30, 2006 or December 31, 2005, and as of June 30, 2006, we did not expect to borrow under this credit facility.

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

This letter of credit is in turn collateralized by $1.2 million of restricted cash that Wells Fargo holds in an non-interest-bearing account. Wells Fargo has a security interest in that account as partial security for the performance of our obligations under the reimbursement agreement. We have the right, which we have not exercised, to substitute a standby letter of credit issued by a bank acceptable to Wells Fargo as collateral in place of the funds held in that account.

The reimbursement agreement, as amended, contains financial covenants that require, among other things, that we maintain a minimum tangible net worth (as defined in the reimbursement agreement) of $23.0 million plus 50% of net income from July 1, 2001 forward and a fixed-charge coverage ratio (as defined in the reimbursement agreement) of no less than 1.25. We are required to demonstrate our compliance with these financial covenants as of the end of each calendar quarter. As of December 31, 2005, we believe that we were in compliance with these financial covenants both before and after giving effect to the restatement. As of the period ended June 30, 2006 (after giving effect to the restatement), we were not in compliance with the fixed-charge coverage ratio. On January 24, 2007, Wells Fargo agreed to waive this non-compliance in consideration of the payment by us of a $36 non-refundable waiver fee.

As discussed above, we ceased operations at our Grand Junction facility at the end of April 2006, and entered into an agreement on July 27, 2006 to sell the facility subject to satisfaction of certain customary conditions. At the time we sell the facility, we expect to either pay off these bonds or, with the approval of Wells Fargo, have them assumed by a qualified buyer. Accordingly, at June 30, 2006, we reclassified these bonds from long-term debt to current installments of long-term debt. See Note 5 to the Condensed Consolidated Financial Statements. Once our obligations under these bonds have been satisfied, we expect the restricted cash referred to above to be released to us.

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

Derivative financial instruments

As of June 30, 2006, we had entered into forward currency contracts related to our future liabilities for purchases of inventory from suppliers and amounts due under inter-company accounts receivable from subsidiaries. These contracts are denominated in Swiss francs, euros, pounds sterling and Japanese yen. At June 30, 2006, the notional amount of the forward currency contracts at their respective settlement dates amounted to approximately $11.5 million. The notional amount of the contracts related to purchases aggregated approximately Swiss francs 2.2 million (equivalent to approximately $1.7 million at settlement date.)  The respective notional amounts of the contracts related to inter-company accounts receivable at June 30, 2006 aggregated approximately euro 3.8 million (equivalent to approximately $4.8 million at settlement date), approximately pounds sterling 0.6 million (equivalent to approximately $1.0 million at settlement date) and approximately Japanese yen 460 million (equivalent to approximately $4.0 million at settlement date).

See Note 7 to the Condensed Consolidated Financial Statements (Restated) for additional information regarding these arrangements.

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

Stockholders’ equity

Stockholders’ equity increased 10.6% to $76.2 million at June 30, 2006 from $68.9 million at December 31, 2005. This increase resulted from the $16.8 million increase in Common Stock and additional paid-in capital arising primarily from the conversion of the Series B Preferred Stock to Common Stock, net proceeds from the exercise of stock options, and the fair market value of restricted stock granted in the 2006 period, partially offset by our net loss available to common stockholders for the first six months of 2006.

The effect of the restatement of our condensed consolidated financial statements for the six months ended June 30, 2006 was to reduce the increase in stockholders’ equity described above by $4.0 million, compared to the increase from $69.5 million to $80.2 million reported in the Form 10-Q as originally filed. The $4.0 million difference between the increase in stockholders’ equity as restated and as originally reported is primarily attributable to the $2.6 million increase in the net loss available to common stockholders in the six-month period, as described in greater detail in Note 2 to the Condensed Consolidated Financial Statements (Restated) and elsewhere in this report.

Critical Accounting Policies and Significant Estimates

For a discussion of our critical accounting policies and estimates, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2005.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that we recognize the impact of a tax position in our financial statements if that position is more likely than not of being sustained on audit, based on technical merits of this position. The provisions of FIN 48 become effective as of January 1, 2007, with any cumulative effect of the change in accounting principle to be recorded as an adjustment to our accumulated earnings (loss) at that date. We are currently evaluating the impact of adopting FIN 48 on our financial statements.

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

If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from those reflected in or suggested by forward-looking statements. Any forward-looking statement you read in this Quarterly Report on Form 10-Q/A reflects our current views with respect to future events and is subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity. All subsequent written and oral forward-looking statements attributable to us or individuals acting on our behalf are expressly qualified in their entirety by this paragraph. You should specifically consider the factors identified or referred to in this Form 10-Q/A and our other SEC reports, including our Annual Report on Form 10-K for the year ended December 31, 2005, which would cause actual results to differ from those referred to in forward-looking statements.

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

For a more detailed discussion of such risks and uncertainties, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Cautionary Statements and Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, and the risk factors noted in our other SEC filings and in Item 1A, “Risk Factors” in Part II of this Form 10-Q/A.

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

We and our subsidiaries conduct business in various countries using both our functional currencies and other currencies to effect cross border transactions. As a result, we and our subsidiaries are subject to the risk that fluctuations in foreign exchange rates between the dates that those transactions are entered into and their respective settlement dates will result in a foreign exchange gain or loss. When practicable, we endeavor to match assets and liabilities in the same currency on its balance sheet and those of our subsidiaries in order to reduce these risks. We also, when we consider it to be appropriate, enter into foreign currency contracts to hedge exposures arising from those transactions. We have not adopted hedge accounting under SFAS No. 133, “Accounting for Derivatives and Hedging Activities,” as amended by SFAS No. 137 and SFAS No. 138, and all gains and losses (realized or unrealized) are recognized in cost of sales in the Condensed Consolidated Statements of Operations. At June 30, 2006, the notional amount of the forward currency contracts at their respective settlement dates amounted to approximately $11.5 million and related primarily to purchases of inventory from suppliers and amounts due under inter-company accounts receivable from subsidiaries. The notional amount of the contracts related to purchases aggregated approximately CHF 2.2 million (equivalent to approximately $1.7 million at settlement date). The respective notional amounts of the contracts related to inter-company accounts receivable at June 30, 2006 aggregated approximately euro 3.8 million (equivalent to approximately $4.8 million at settlement date), approximately pounds sterling 0.6 million (equivalent to approximately $1.0 million at settlement date) and approximately Japanese yen 460 million (equivalent to approximately $4.0 million at settlement date).

During 2005, we entered into a range-forward arrangement with a large, creditworthy financial institution to hedge certain other currency-rate exposures in Japanese yen. This arrangement established a collar around a range of exchange rates between 106.0 and 113.5 Japanese yen to the U.S. dollar to hedge 95 million Japanese yen (approximate equivalent range of $0.9 million to $0.8 million) of inter-company payments from our Japanese subsidiary. Both the put and call options entered into under the hedge arrangement were for the same monetary amount and maturity date. The range-forward arrangement expired on February 6, 2006 without any additional arrangement being in place for subsequent periods.

We are exposed to credit risk if the counterparties to such transactions are unable to perform their obligations. However, we seek to minimize such risk by entering into transactions with counterparties that we believe to be creditworthy financial institutions.

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

As described in greater detail in Item 4 of Part I of our Quarterly Report on Form 10-Q/A for the period ended June 30, 2006 as originally filed (the “Second Quarter 10-Q”), we determined that material weaknesses (as defined below) existed at the end of the second quarter of 2006. Those material weaknesses related to:

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

•       Human errors in entering, completing and correcting product and vendor data in the ERP system; and

•       Contrary to our existing policies and procedures, a lack of consistent and effective review and supervision of account reconciliations and data entries at various levels of our accounting organization to confirm, analyze and reconcile account balances that adversely affected our financial reporting and disclosure controls.

We also undertook a review of the potential effect of the financial statement errors that we discovered on prior periods. As discussed elsewhere in this Form 10-Q/A, on November 3, 2006, we announced that management and the Audit Committee of our Board of Directors had determined, based on information presented by our management in connection with the preparation of our financial statements for the third quarter of 2006, that our financial statements included in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2006 and June 30, 2006 as originally filed should be restated as a result of the errors in them that we had discovered, and on December 14, 2006, we announced that management and the Audit Committee had completed our assessment of our prior-period financial statements and that, based on information presented by our management, the financial statements included in our Annual Reports on Form 10-K for the 2004 and 2005 calendar years also contained errors and should be restated. As discussed elsewhere in this Form 10-Q/A, in evaluating the need to restate those periods, we also took into consideration audit adjustments that had been identified previously as not being material to those periods, and we have included those adjustments in the restated amounts for the applicable 2005 and 2004 periods.

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

Inventory Reconciliation Issues

As part of our comprehensive account reconciliation initiative, and in light of the previously disclosed variances noted at the end of the second quarter of 2006 between the United States inventory accounts on our books compared to the physical inventories conducted at the end of that quarter, we conducted additional physical inventories during and after the third quarter of 2006 to test the accuracy of our recorded inventory data. As a result, we identified variances between the inventory data in our books compared to the inventory values determined through the physical counts as of the end of the third quarter. We conducted extensive data integrity checks as part of this process, and recorded the $1.4 million difference in inventory values that we were unable to reconcile in our cost of sales for the third quarter. See Management’s Discussion and Analysis of Financial Condition and Results of Operations above.

We have determined that the discrepancy in recorded versus actual third quarter of 2006 inventory values resulted from the same problems previously noted in the Second Quarter 10-Q, namely:

•       Errors or corruption in the data migrated from our legacy accounting systems to our new ERP system we implemented in the second quarter of 2006;

•       Errors in processing, shipping and properly recording orders by our third-party logistic and warehousing provider; and

•       Failure to properly record certain orders that were shipped directly from our third-party suppliers to the end users.

Factors Contributing to Ineffectiveness/Material Weaknesses

We have determined that the ineffectiveness of our disclosure controls and procedures at June 30, 2006 is primarily attributable to material weaknesses in our internal control over financial reporting as described in the factors disclosed in Item 4 of Part I of the Second Quarter 10-Q, as well as the control deficiencies discussed above. Other factors that contributed to the control deficiencies discussed above include:

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

At this time, we anticipate that certain of these control deficiencies may impact the third and fourth quarters and full year of 2006, despite our substantial remediation efforts, and may require us to undertake extraordinary measures to confirm the accuracy and reliability of our financial statements such as those we undertook in the second and third quarters of 2006.

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

Other than actions we have taken to remedy the material weaknesses identified above and the other control deficiencies described above, there were no material changes in our internal control over financial reporting during the period covered by this Form 10-Q/A that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.                Risk Factors

In addition to the risk factors set forth in the section entitled “Cautionary Statements and Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, we have identified certain additional risk factors that are set forth in the section entitled “Cautionary Statements and Risk Factors” appearing above in this Quarterly Report on Form 10-Q/A, as follows:

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

We face risks relating to ineffective internal control over financial reporting for purposes of Section 404 of the Sarbanes-Oxley Act

Section 404 of the Sarbanes-Oxley Act requires our management to document and test our internal control over financial reporting and assert in our Annual Reports on Form 10-K whether our internal control over financial reporting is effective. In addition, our independent registered public accounting firm must attest to and report on our assessment of our internal control over financial reporting. Any material weaknesses then existing, including those described in Item 4 Controls and Procedures of this Form 10-Q/A, will require us to conclude that our internal control over financial reporting is not effective. If our internal control over financial reporting is ineffective, it could have a material adverse effect on investor and analyst confidence in us, which could materially affect the trading price of our stock and our ability to access the capital markets, could require us to incur additional costs to improve our internal control systems and procedures, and could cause us to be untimely in filing our periodic reports under the Exchange Act.

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

The votes cast on the matters that were brought before the annual meeting, including broker non-votes where applicable, were as set forth below:

	Number of Votes
	In Favor	Withheld
Nominees for Election to Board of Directors:
Charles W. Hull	16,694,484	9,261
Miriam V. Gold	16,694,484	9,261
Jim D. Kever	16,692,643	11,102
G. Walter Loewenbaum, II	16,691,184	12,561
Kevin S. Moore	16,639,801	63,944
Abraham N. Reichental	16,694,567	9,178
Richard C. Spalding	16,693,526	10,219
Daniel S. Van Riper	16,693,326	10,419

	For	Against	Abstentions	Broker Non-Votes
Ratification of BDO Seidman, LLP as Independent Registered Public Accounting Firm	16,646,317	55,754	1,674	–0–

Item 6.                        Exhibits

The following exhibits are included as part of this filing and incorporated herein by this reference:

3.1	Certificate of Incorporation of Registrant. (Incorporated by reference to Exhibit 3.1 to Form 8-B filed on August 16, 1993, and the amendment thereto, filed on Form 8-B/A on February 4, 1994.)
3.2	Amendment to Certificate of Incorporation filed on May 23, 1995. (Incorporated by reference to Exhibit 3.2 to Registrant’s Registration Statement on Form S-2/A, filed on May 25, 1995.)
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

3.9	Amended and Restated By-Laws. (Incorporated by reference to Exhibit 3.5 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, filed on March 15, 2004.)
31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated February 8, 2007.
31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated February 8 2007.
32.1	Certification of Principal Executive Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated February 8, 2007.
32.2	Certification of Principal Financial Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated February 8, 2007.

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