Form 10-K
period 2006-12-31
3D SYSTEMS CORP
filed 2007-04-30
CIK 910638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-22250

3D SYSTEMS CORPORATION

(Exact name of Registrant as specified in our charter)

Delaware	95-4431352
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

333 Three D Systems Circle
Rock Hill, SC 29730
(Address of principal executive offices and zip code)

(803) 326-3900
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:
None

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

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant on June 30, 2006 was $190.0 million. For purposes of this computation, it has been assumed that the shares beneficially held by directors and officers of registrant were “held by affiliates”. This assumption is not to be deemed an admission by these persons that they are affiliates of the registrant.

The number of outstanding shares of the registrant’s Common Stock as of March 20, 2007 was 19,152,169.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant’s definitive proxy statement for our 2007 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

3D SYSTEMS CORPORATION
Annual Report on Form 10-K for the
Year Ended December 31, 2006

PART I

Item 1.   Business

General

3D Systems Corporation, operating through subsidiaries in the United States, Europe and the Asia-Pacific region, designs, develops, manufactures, markets and services rapid 3-D printing, prototyping and manufacturing systems and related products and materials that enable complex three-dimensional objects to be produced directly from computer data. Our customers use our proprietary systems to produce physical objects from digital data using commonly available computer-aided design software, often referred to as CAD software, or other digital-media devices such as engineering scanners and MRI or CT medical scanners. Our systems’ ability to produce functional parts from digital art enables customers to create detailed prototypes or production-quality parts quickly and effectively without a significant investment in expensive tooling, greatly reducing the time and cost required to produce prototypes or to customize production parts.

Our systems are used for applications that require rapid design iterations, prototyping and manufacturing. We believe that our systems enable our customers to develop better quality, higher functionality new products faster and more economically than other, more traditional methods, thus transforming the way they design, develop and manufacture their new products. We are focusing our product development efforts on expanding our portfolio of 3-D printing and rapid manufacturing solutions, which we believe represent significant growth opportunities for our business. We also believe that our core rapid prototyping business continues to provide us with significant growth opportunities. During the past few years, we have worked to rejuvenate and reshape our core business while developing new products that address our growing 3-D printing and rapid manufacturing growth initiatives. With respect to the uses of our systems:

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

•                    In 3-D printing applications, our systems are used to produce three-dimensional shapes, primarily for visualizing and communicating concepts, and design applications as well as for a variety of other applications, including supply-chain management, modeling, architecture, art, surgical modeling and entertainment.

•                    In rapid prototyping applications, our systems are used to generate quickly and efficiently product-concept models, functional prototypes, master patterns and expendable patterns for metal casting that are often used as a cost-effective means of evaluating product designs.

Our products offer our customers an integrated systems solution consisting of equipment and related software, consumable materials and customer service. Our extensive solutions’ portfolio is based on several distinct and proprietary technology platforms, discussed in greater detail below, that enable us to offer our customers a way to transform the manner in which they design, develop and manufacture their products.

Significant 2006 Developments

During 2006, we engaged in several major projects that we expect to create long-term benefits. These include:

•                    The implementation of our new enterprise resource planning (“ERP”) system;

•                    The outsourcing of our spare parts and certain of our finished goods supply activities to a third-party logistics management company in the U.S. and Europe;

•                    The relocation of our corporate headquarters and principal research and development facilities to Rock Hill, South Carolina;

•                    The establishment of an internal, centralized shared-service center in Europe, which commenced operation in conjunction with the implementation of our ERP system in Europe in the second quarter of 2006; and

•                    The completion of the transfer of our InVision® materials production line to our Marly, Switzerland facility, which commenced operations in the first quarter of 2006.

Beginning in the second quarter of 2006, we experienced business disruptions and adverse business and financial effects from the implementation of our new ERP system, supply chain staffing issues and the outsourcing of our spare parts and certain of our finished goods supply activities to the logistics management company mentioned above. These matters adversely affected our revenue, operating results, cash flow and working capital management beginning in the second quarter of 2006, and these adverse effects continued to a lesser extent to affect our operations and financial performance in the remainder of 2006. These effects are discussed in greater detail below.

As we prepared our financial statements for the period ended September 30, 2006, we discovered errors in our financial statements for several prior periods. These errors ultimately led to the restatement of our financial statements for 2004 and 2005 and for the first two quarters of 2006 as discussed below. See Note 3 to the Consolidated Financial Statements.

As a result of the disruptions resulting from the implementation of our ERP system, our supply chain staffing issues and our outsourcing activities and the discovery of these errors in our financial statements, we determined and disclosed in connection with the preparation of our Quarterly Reports on Form 10-Q for the second and third quarters of 2006 that deficiencies exist relating to the design and implementation of our internal controls with respect to the following matters:

•                    The timeliness and accuracy of our period-end financial statement closing process and our procedures for reconciling and compiling financial records;

•                    Our processing and safeguarding of inventory;

•                    Our invoicing and processing of accounts receivable and applying customer payments; and

•                    The timeliness and accuracy of the monitoring of our accounting function and oversight of financial controls.

In the course of conducting our review of the effectiveness of our internal control over financial reporting at December 31, 2006, we identified the following additional deficiencies that we consider, either individually or in the aggregate with the deficiencies discussed above, to constitute material weaknesses:

•                    A weakness arising from the need to replace certain of our foreign financial controllers;

•                    A weakness relating to the use of spreadsheets in the preparation of our Consolidated Financial Statements;

•                    A weakness relating to the process for the timely calculation and documentation of certain foreign income tax provisions and deferred income tax assets; and

•                    A weakness related to control of access to the databases in our new ERP system.

We believe that the foregoing deficiencies that we have identified constitute individually or in the aggregate material weaknesses in our internal control over financial reporting. See Part II, Item 9A, “Controls and Procedures” below.

After having identified the errors referred to above that led to the restatement of our financial statements and the control deficiencies that contributed to them, we performed additional detailed transaction reviews and control activities in connection with reconciling and compiling our financial records. We are continuing our work to identify and remedy all sources of the problems with our internal controls, and we believe that we have identified the primary causes of and have taken appropriate remedial actions for these problems. As a result of our efforts, we believe that the financial statements included in this Form 10-K have been prepared in accordance with generally accepted accounting principles, fairly present in all material respects our financial position, results of operations and cash flows for the periods presented and are free of material errors.

During 2006, we also experienced some growing pains as our initial success in the fourth quarter of 2005 and the first quarter of 2006 in placing our newly introduced Sinterstation® Pro, Viper™ Pro and 3-D Printing systems stretched our field engineering resources and presented some stability issues with certain installed systems.

ERP implementation

During the second quarter of 2006, we launched a new ERP system in the United States and in most of our European operations. The new ERP system replaced several legacy systems in which a significant portion of our business transactions originated, were recorded and were processed. This system is intended to provide us with improved transactional processing, control and management tools compared to the various legacy systems that we historically used. We believe that once fully implemented and operational, our new ERP system will facilitate better transactional reporting and oversight, improve our internal control over financial reporting and function as an important component of our disclosure controls and procedures.

We currently expect the worldwide implementation of our ERP system to involve a total investment in excess of $4.0 million in transactional automation and analysis tools and technology. As of December 31, 2006, we had incurred approximately $3.3 million in costs related to our ERP system, of which $1.0 million were incurred in 2005 and the balance were incurred in 2006. As of December 31, 2006, we had capitalized $2.7 million related to our ERP implementation. Such capitalized costs are recorded among property and equipment on our Consolidated Balance Sheet at December 31, 2006. See Note 6 to the Consolidated Financial Statements.

Our new ERP system includes numerous accounting functions as well as order processing, materials’ purchasing and inventory management functions. In connection with and following the implementation of our new ERP system and the disruptions that we encountered with respect to it in the second quarter of 2006, as well as the identification of the material weaknesses described above and in Part II, Item 9A, “Controls and Procedures,” below, we are revising our financial reporting policies and procedures to conform them to the requirements of this system and to remediate the causes of the disruptions we encountered and the material weaknesses that we identified.

Our ERP implementation program included hiring new staff in Rock Hill, South Carolina, during the early part of 2006 for training and testing of the new system while existing staff continued to perform those functions in our Valencia, California facility using our legacy systems. Consequently, during 2006, we incurred duplicate staffing costs and incurred additional costs for some temporary staffing as a result of the combined effects of relocation and new-system start-up work. The amount of these costs that we expensed amounted to $2.6 million during 2006, and most of them were incurred during the second, third and fourth quarters of 2006. Such costs were not material in 2005.

We launched our new ERP system in the U.S. on May 1, 2006 and in most of Europe in mid-June 2006. Although we believe that our ERP system ultimately will facilitate better transactional reporting and oversight and will augment the effectiveness of our internal control over financial reporting and our disclosure controls and procedures, shortly after the initial launch of the system we encountered significant problems in processing transactions in the system that affected our ability to enter and process customer orders, procure and manage inventory, schedule orders for production and shipping and invoice finished products to customers.

In particular, following the launch of our new ERP system, we noted that the resulting disruptions exposed the material weaknesses discussed above in our procedures for tracking and accounting for inventory and for reconciling and compiling our financial records starting in the second quarter and continuing through the third and fourth quarters of 2006. Specifically, with respect to inventory, we identified a difference in the inventory values recorded in the legacy systems as a result of which they exceeded those included in our ERP system. We also performed physical inventories in which we reconciled (i) discrepancies between inventory sub-ledger values versus the corresponding amount determined through physical inventory counts and confirmatory actions, (ii) discrepancies between sub-ledger values versus general ledger balances and (iii) in-transit inventory at the end of the second, third and fourth quarters of 2006.

These ERP system and other supply chain disruptions, combined with the difficulties we had with the outsourcing of the logistics and warehousing of our spare-parts inventory discussed below, led to shortages of parts, resulting in loss of parts revenue, higher service and expediting costs and the need to compensate customers who were adversely affected by these shortages, particularly in the second quarter of 2006 and to a lesser extent the third and fourth quarters of 2006. These shortages also delayed shipments of finished products, which reduced revenue that could be recognized, particularly in the second quarter and, to a lesser extent, in the third and fourth quarters of 2006.

We determined that the difficulties that we experienced with our ERP system resulted from planning and execution and various other factors, including:

•                    Conversion of our legacy systems to our new ERP system;

•                    Errors in the data files imported or migrated from the legacy systems to our new ERP system;

•                    Training of personnel with respect to the mechanics of the system conversion and the operation of our new ERP system; and

•                    Errors in entering necessary data into our new ERP system after the launch of the system.

These problems and, in particular, the delays in processing, completing and invoicing sales, adversely affected our revenue, operating results, cash flow and working capital management primarily from the second quarter on in 2006 and are discussed in greater detail below.

As a result of these systems implementation and operation issues, we postponed the implementation of certain additional functions and capabilities of our ERP system until we have remediated the current problems with our ERP system.

Although ERP implementations are frequently difficult for an organization, we believe that through December 31, 2006 we had made and continue to make significant progress in rectifying the problems we identified with the execution of our procedures for accounting for inventory and for reconciling and compiling our financial records. See Part II, Item 9A, “Controls and Procedures.”

Logistics and warehousing outsourcing

As discussed above, during the second quarter of 2006, we outsourced the logistics and warehousing of our spare-parts inventory as well as certain finished products in the U.S. and Europe to a major logistics management company. Commencement of these outsourcing arrangements coincided with the launch dates of our ERP system in the U.S. and Europe. After these outsourcing arrangements commenced, we determined that there were certain problems with respect to the recording, management and shipment of inventory that was either delivered to the logistics management company or that such company shipped in response to customer orders. We believe that these problems further contributed to our negative 2006 results, primarily during the second and third quarters of 2006, by producing further disruptions in our supply chain and inventory management functions, which negatively impacted the fulfillment of customer orders.

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

We believe that these problems resulted primarily from human error in transitioning these logistics and warehousing functions to the third-party provider. We implemented additional procedures intended to both produce more timely and accurate reporting on the status of orders and to prevent these types of errors from reoccurring. In particular, we provided training and oversight controls for shipping, receiving and return processes. We also implemented faster communication connection speeds with the logistics management company that we believe helped to improve both response time and processing time at their warehouses. We believe that these unrelated logistics and warehousing issues exacerbated the problems resulting from the launch of our ERP system described above and in Part II, Item 9A, “Controls and Procedures,” that appears below and adversely impacted our revenue, operating results, cash flow and working capital management primarily during the second and third quarters of 2006. As a result of the remedial actions that we have carried out with respect to these outsourcing activities, we believe that we have substantially corrected the operational disruptions related to the transition of these logistics and warehousing functions.

New systems

We found that our new, sophisticated, advanced Sinterstation® Pro, Viper™ Pro and 3-D Printing systems, with their broader range of capabilities, require more extensive commissioning and training to achieve operating stability and operating potential than some of our legacy systems. As a result, during 2006, we experienced field service resource constraints that led to a delayed launch of some systems, and we experienced higher warranty and related costs and delayed revenue recognition that adversely affected our gross profit and operating results in 2006.  These issues were primarily a result of the high volume of sales of these systems that we experienced, particularly in the latter part of 2005 and the early part of 2006. We worked closely with our customers to resolve stability issues in a mutually beneficial manner and to provide more extensive customer training support and installation activities than the traditional services provided with our legacy systems. During the year, we also enhanced our quality-control efforts, and teams of our employees worked to enhance and stabilize the performance of these systems, which had the effect of resolving most of these issues.

Relocation project

Early in 2006, we opened an interim facility in Rock Hill, South Carolina, began to hire employees to replace departing employees, replicated functions in Rock Hill that were previously being performed at our Valencia and Grand Junction facilities and in February 2006 entered into a lease for the construction of our new headquarters and research and development facility in Rock Hill. We also began work on exiting and disposing of our Valencia and Grand Junction facilities.

Rock Hill facility.   We took occupancy of our new headquarters building in November 2006 under the lease that we entered into in February 2006, and we vacated our temporary Rock Hill facility during November.

During the second half of 2006, we entered into several amendments to the lease of our new Rock Hill facility under which we agreed to pay up to $3.4 million for certain tenant improvements and change orders necessary to complete that facility.

As a result of these amendments and our investments in the tenant improvements, we are considered an owner of the facility pursuant to Statement of Financial Accounting Standards No. 13 “Accounting for Leases” (“SFAS No. 13”). Therefore, as required by SFAS No.13, as of December 31, 2006, we recorded

$9.0 million of capitalized lease obligations in our Consolidated Balance Sheet, of which $8.5 million related to the Rock Hill headquarters building and the balance related to furniture and equipment that we acquired for that facility under a lease. See Notes 6 and 23 to the Consolidated Financial Statements.

On December 18, 2006, we entered into an agreement to purchase our new Rock Hill headquarters for $10.0 million subject to customary closing conditions, and on January 5, 2007 we and the seller amended the original purchase agreement. Pursuant to the purchase agreement, as amended, we made an initial earnest money deposit on December 18, 2006 in the amount of $0.3 million and were obligated to make a subsequent earnest money deposit on January 15, 2007 in the amount of $0.7 million. On January 12, 2007, we gave written notice of termination to the seller which had the effect of excusing us from making the additional $0.7 million deposit. The $0.3 million deposit was fully earned by and paid over to the seller. Accordingly, the $0.3 million deposit was reflected as an expense in our Consolidated Financial Statements as of December 31, 2006. Subsequent to that date, we have continued to pursue financing arrangements that would enable us to carry out the purchase of the facility. No assurances can be given that we will obtain adequate financing that would enable us to consummate the purchase of this facility. If we do not purchase the building, the existing lease of the building will remain in effect. See Note 23 to the Consolidated Financial Statements.

Grand Junction facility.   We ceased operations at our Grand Junction facility on April 28, 2006. Effective May 1, 2006, we reclassified the net assets associated with the facility, which amounted to $3.5 million, from long-term assets to current assets on our Consolidated Balance Sheet, where they are recorded as assets held for sale at December 31, 2006. Following the closing of the Grand Junction facility, we ceased to record depreciation expense related to this facility, which amounted to $0.6 million per year. See Note 6 to the Consolidated Financial Statements.

The Grand Junction facility is currently listed for sale. Following the termination by the prospective buyer of a contract to purchase the facility entered into in November 2006, we entered into a new contract in April 2007 to sell the facility for a cash price of $6.8 million, subject to certain customary closing conditions. We expect to close on the sale of this facility in 2007. During 2006, we realized $0.2 million in proceeds from the sale of certain personal property associated with this facility that we no longer needed for our operations.

Valencia facility.   The lease for our Valencia facility continues until December 31, 2007. At December 31, 2006, the Valencia facility had not been subleased, and we believe that it is unlikely that we will be able to sublease the facility given current market conditions, the configuration of the space and the short remaining term of the lease. We plan to continue to utilize a small portion of the facility until the expiration of the lease. The annual cost of that lease amounts to approximately $0.8 million, which we expect to incur as operating costs in 2007.

Severance and restructuring costs.   We incurred $6.7 million of restructuring and severance costs primarily associated with our relocation activities in 2006, which were generally in line with our previously announced expectations. These costs adversely affected our profitability in 2006. We believe that severance and restructuring costs related to our relocation will not be material in 2007. See Note 11 to the Consolidated Financial Statements.

Restatement of Financial Statements

On February 2, 2007, we issued financial information related to the restatement of our annual financial statements as of and for the years ended December 31, 2004 and 2005 when we filed our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006. The effect of these restatements is described in Note 3 to the Consolidated Financial Statements. We identified the errors that led to these restatements in the third quarter of 2006, and we evaluated and corrected them through adjustments reflected in the restated historical Consolidated Financial Statements in accordance with SFAS No. 154, “Accounting Changes and Error Corrections.”  We also assessed on a quarterly basis the materiality of prior-period misstatements that were previously identified but not corrected because they were originally considered not to be material. As a result of our analysis of adjustments identified during the third quarter of 2006 that were attributable to prior periods as well as previously unadjusted amounts attributable to prior periods, we concluded that the prior-period impact was material in the second and fourth quarters of 2005 as well as for the year ended December 31, 2004. Therefore, the restated financial information reflects adjustments to correct or record all such previously unadjusted amounts.

In September 2001, we acquired our Swiss subsidiary, 3D Systems S.A., a manufacturer and developer of stereolithography and other materials. We recorded and maintained goodwill related to this acquisition in U.S. dollars on our balance sheet rather than in Swiss francs, the functional currency of our Swiss subsidiary, on its balance sheet as required by generally accepted accounting principles. If we had correctly recorded this goodwill on the subsidiary’s balance sheet at the time of the acquisition, the related foreign currency translation effects would have resulted in periodic adjustments to goodwill and to stockholders’ equity on our Consolidated Balance Sheets for the years ended December 31, 2001 through December 31, 2006, which adjustments would have arisen from changes in other comprehensive income (loss) in each year.

We corrected this error, and the restated financial information included in this Form 10-K reflects adjustments to correct the previously unadjusted amounts of goodwill, stockholders’ equity and other comprehensive income (loss) for each year ended on or before December 31, 2006. Neither this error nor its correction had any effect on net income (loss) reported for any period on our Consolidated Statements of Operations. As of December 31, 2006, our Consolidated Balance Sheet reflects an $1,822 cumulative net increase in goodwill and a corresponding cumulative net increase in other comprehensive income (loss), together with appropriate adjustments to stockholders’ equity, arising from foreign currency translation related to such goodwill in each year ended on or before December 31, 2006. Such net increase in other comprehensive income (loss) consists of a $1,719 increase through December 31, 2003, an additional $574 increase for the year ended December 31, 2004, a $969 decrease for the year ended December 31, 2005 and a $498 increase for the year ended December 31, 2006.

This Annual Report on Form 10-K includes all of the restated financial information for each financial period that is reported in this Form 10-K and that was affected by the restatement. Except for the goodwill and related adjustments discussed in the preceding paragraph, that information is also included in Quarterly Reports on Form 10-Q for the quarterly period ended September 30, 2006 and on Form 10-Q/A for the quarterly periods ended March 31, 2006 and June 30, 2006 that we have previously filed with the Securities and Exchange Commission (the “SEC”).

We identified the errors in our first and second quarter 2006 financial statements primarily as a result of our efforts to remediate the material weaknesses that we had previously identified and disclosed as discussed elsewhere in this Form 10-K as well as through our ongoing efforts to:

•                    Implement our new ERP system;

•                    Reconcile the records in our new ERP system and those in our legacy systems; and

•                    Test our internal controls in the context of our new ERP system environment.

In connection with restating our financial statements, we identified additional material weaknesses that we are working to remediate. See Part II, Item 9A, “Controls and Procedures.”

The restated consolidated financial information is set forth in Note 3 to the Consolidated Financial Statements below and is further discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations below.

Products and Services

Our principal technology platforms include our stereolithography or SLA® equipment, our selective laser sintering or SLS® equipment, our 3-D printing or InVision® jet and layer-deposition equipment and our recently introduced film transfer imaging V-Flash™ desktop modeler. These systems use patented and proprietary stereolithography, selective laser sintering, 3-D printing and film transfer imaging processes that take digital data input from CAD software or three-dimensional scanning and sculpting devices to fabricate physical objects from our proprietary family of engineered plastic, metal and composite materials.

We blend, market and distribute a wide range of proprietary consumable, engineered plastics, composites and metal materials that we market to produce physical parts using our systems. We augment and complement our own portfolio of engineered materials with materials that we purchase from third parties under private-label and distribution arrangements.

We provide a comprehensive suite of software tools and field services to our customers, ranging from applications development to installation, warranty and maintenance services.

New Products and Alliances

We are working to accelerate our new product development through quick and targeted development cycles in order to promote our growth and profitability, to sustain our commitment to technological leadership and to meet the needs of our customers for new 3-D printing and rapid manufacturing solutions. From the latter part of 2003 through the end of 2006, our efforts have resulted in the introduction of 35 new products that have expanded and reinvigorated our product line. As discussed in greater detail below, revenue from legacy products continued to decline in 2006, consistent with its past trend, as revenue from new products has increased.

Since the beginning of 2006, we have announced several new products, including:

•       The V-Flash™ desktop modeler, a fourth technology platform using film transfer imaging that can build ready-to-use, three-dimensional models within hours at home, school and office workstations;

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

•       Accura®  55 plastic, a new ABS-like stereolithography material; and

•       New VisiJet® LD100 materials in two new colors, red and blue.

In addition, we announced several new alliances during 2006, including:

•       We entered into an agreement with Symyx Technologies, Inc. early in the second quarter to work together to discover and commercialize advanced materials for use in our rapid prototyping and rapid manufacturing solutions. As we move forward with this research and development project, we plan to fund up to $2.4 million of research by Symyx through the first quarter of 2008, and we expect Symyx to develop new materials formulations that we anticipate will be made available to our customers for specialized rapid prototyping applications as well as rapid manufacturing applications.

•       During the second quarter, we engaged two outside service providers to broaden our ability to provide service to our stereolithography and selective laser sintering customers.

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

Systems Solutions

SLA® systems and related equipment

Stereolithography, or SLA®, systems convert engineered materials and composites into solid cross-sections, layer by layer, until the desired fully fused objects are complete. Our SLA® systems are capable of making multiple objects at the same time and are designed to produce objects in a wide range of sizes and shapes.

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

Our SLA® systems are capable of producing tools, fixtures, jigs and end-use parts in rapid manufacturing applications, including dental, hearing aid, jewelry and motor-sport applications. They are also designed for uses such as building functional models that enable users to share ideas and evaluate concepts, performing form, fit and function testing on working-assemblies and building master patterns for metal casting.

Our family of SLA® systems offers a wide range of capabilities, including size, speed, accuracy, throughput and surface finish in different formats and price points. During 2005, we introduced our Viper™ Pro SLA® system, an advanced, flexible, high-capacity stereolithography system. This system is designed to enable customers to mass customize and produce high-quality, end-use parts, patterns, wind tunnel models, fixtures and tools consistently and economically using our proprietary and other stereolithography materials. Designed for around-the-clock operation, the Viper™ Pro system facilitates maximum capacity utilization and superior part production. This system is currently available in two configurations, including a “dual vat” configuration that enables customers to build parts from different materials simultaneously, and we expect to introduce in 2007 a third configuration with a single, extra-large vat that will enable customers to build large parts up to 1.5 meters in length at 750 millimeters in width. In addition to our Viper™ Pro SLA® systems, our family of SLA® systems includes the Viper™ system which operates in the same fashion as the Viper™ Pro but has a smaller build area and a lower build throughput rate. It also differs from the Viper™ Pro in its ability to build even smaller fine featured parts such as jewelry and electrical connectors.

With the introduction of our new-from-the-ground-up Viper™ Pro series, we decided to discontinue production of our older generation SLA® 5000 and SLA® 7000 systems, which have been in our product line since the late 1990’s. We plan to remove these systems from our product line as soon as we fulfill prior orders and sell existing inventory.

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

Introduced in 2005, our Sinterstation® Pro SLS® system is an automated selective laser sintering manufacturing system. These systems are designed to enable our customers to mass customize and produce high-quality end-use parts, patterns, fixtures and tools consistently and economically from our proprietary engineered plastics, on-site and on-demand. We have introduced two models of this system, the Sinterstation® Pro 230 SLS® system and the Sinterstation® Pro 140 SLS® system, which differ primarily in the size of their build platforms. The Sinterstation® Pro series is designed as an alternative rapid manufacturing solution to traditional injection molding, casting and machining methods.

In addition to our Sinterstation® Pro SLS® systems, our line of selective laser sintering systems includes the Sinterstation® HiQ™ SLS® system and the Sinterstation® HiQ™ high-speed or HS SLS® system, manufacturing-capable systems that we introduced in 2004 to succeed our Vanguard™ and Vanguard™ HS systems.

All of our SLS® systems create durable parts from proprietary engineered plastic and metal materials and composites that we market primarily under the DuraForm® brand name. Examples of rapid manufacturing parts produced by our customers using our SLS® systems include air ducts for aircraft and engine cowling parts for unmanned aerial vehicles. Product designers and developers from major automotive, aerospace and consumer products companies use DuraForm® parts extensively as functional test models, even in harsh test environment conditions. Aerospace and medical companies also use our SLS® systems to produce end-use parts directly, which enables them to create customized parts economically without tooling. When used in conjunction with a high-temperature oven, our SLS® systems can also create metal parts from several proprietary engineered metal composites that we sell. These parts can be used as tools, functional test models and end-use parts.

The combination of materials flexibility, part functionality and high throughput of our SLS® technology makes it well suited to rapid manufacturing applications, and much of our current development work is directed at developing applications of our equipment for this environment and expanding the range of applications through the use of proprietary engineered materials.

3-D Printing systems

Our line of InVision® 3-D Printers are advanced, user-friendly office modeling, design communication and precision-casting systems. These printers accept digital input from either a three-dimensional CAD station or a scanned 3-D image, converting the digital file one thickness slice at a time and create a solid part in an additive layer-by-layer build up.

Our family of 3-D Printers includes our standard-resolution InVision® SR 3-D Printer model, launched in late 2003, our high-resolution InVision® HR 3-D Printer Model, launched in mid-2004 and our InVision® DP (Dental Professional) printer model, launched in 2006. Our high-resolution InVision® HR 3-D Printers can create intricate and complex geometrical shapes that are investment-casting ready for jewelry, dental molding, medical implant and precision casting applications. The InVision® DP 3-D Printer system includes the InVision® DP printer, InVision® 3-D scanner and InVision® DP software, specifically designed for dental laboratory needs to print wax-ups with proprietary, light-cured materials.

We also market worldwide our InVision® LD 3-D Printer, launched in 2005 under an OEM supply agreement with Solidimension Ltd. under which we began offering these systems as part of our InVision® family of 3-D Printers. This desktop 3-D printer uses a layered deposition technology that builds complex geometrical shapes one slice thickness at a time and is designed for communication and concept modeling applications.

InVision® 3-D Printers offer superior finished surfaces, plug-and-play installation, point-and-print functionality and best-in-class part resolution. InVision® 3-D Printers operate much like a desktop two-dimensional printer and are priced economically, responding to a growing demand from customers for affordable parts for design communication and shape analysis. As discussed above, we believe that, in addition to our focus on and pursuit of rapid manufacturing opportunities, 3-D printing provides us with a significant opportunity for growth.

Together with our VisiJet® materials, InVision® 3-D Printers enable designers, engineers, architects and marketers to communicate their concepts quickly and frequently and substantially reduce the time it takes to bring new products to market.

Film transfer imaging

We recently announced the V-Flash™ Desktop Modeler, a fast, simple and compact new office modeler that we expect to commercialize in 2007. We expect the  V-Flash™ modeler to have the capability of creating SLA®-like quality, three-dimensional models in the office, home or school setting.

Other systems-related products

To help our customers produce ready-to-use parts and functional prototypes, we market several ancillary devices for post-processing and curing of parts produced on our SLA® systems, including our ProCure™ stainless steel part-curing system. This new line of ovens introduced in 2005 cures parts produced on all SLA® systems. Designed for hands-free operation, these systems have a built-in stand and storage cabinet and feature closed-loop time and temperature controls, self-monitoring intelligence and an automated push-button front door for convenient loading and unloading of parts. We also market the InVision® Finisher for our 3-D Printers, which removes the support material from the finished part.

Software

As part of our comprehensive and integrated systems solutions, we offer proprietary part-preparation software that is designed to enhance the interface between our customers’ digital data and our systems. Digital data, such as a three-dimensional CAD-produced digital image, is converted within our proprietary software so that, depending on the specific software, the image can be viewed, rotated and scaled, and model structures can be added. The software then generates the information to be used by the SLS® system, SLA® system, 3-D Printer or desktop modeler to create solid objects. From time to time, we also work with third parties to develop complementary software for our systems.

In 2005, we introduced our Lightyear™ 1.5 and Buildstation™ 5.5 Software. This software for stereolithography systems has many features that make these systems more productive and enhance part quality. Key features include support for the Windows® XP operating system, the ability to change recoat and build parameters “on the fly,” the ability to delete parts during a build and a high-fidelity slicer that can significantly improve the smoothness of parts. Customers owning certain legacy stereolithography systems can upgrade to this software by purchasing a new or upgraded electronics package.

Materials

As part of our integrated systems approach to business, we blend, market, sell and distribute consumable, engineered plastic and metal materials and composites under several proprietary brand names for use in all of our systems. We market our stereolithography materials under the Accura® brand, our selective laser sintering materials under the DuraForm®, CastForm™ and LaserForm™ brands, and materials for our 3-D Printers under the VisiJet® brand.

Our family of engineered materials and composites includes proprietary Accura® materials used in our stereolithography systems, photocurable plastics, engineered plastic films and adhesives used in our 3-D printer systems and various proprietary plastic, composite and metal materials used in our selective laser sintering systems. Our extensive family of proprietary materials is specifically designed for use with our systems to produce high-quality models, prototypes and manufactured parts. Our Viper™ Pro, Sinterstation ® Pro and InVision® 3-D printers have materials packaged in smart, proprietary cartridges with built-in electronic intelligence that communicates vital processing and quality statistics in real time with the systems. Each cartridge enhances system functionality, up-time, materials shelf life and reliability to provide our customers with a built-in quality management system.

We work closely with our customers to optimize the performance of our materials in their applications. Our expertise in materials formulation, combined with our process, software and equipment-design strengths, enable us to help our customers select the material that best meets their needs and to obtain optimal results from the material. We also work with third parties from time to time to develop different types and varieties of materials designed to meet the needs of our customers. To further complement and expand the range of materials we offer to our customers, we also distribute SLA® materials under recognized third-party brand names. In particular, we distribute a full range of Somos® branded SLA® materials produced by DSM Somos under a non-exclusive global distribution arrangement that we entered into in 2004.

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

In addition to Accura® 60 plastic described above, since 2005 we have launched several new stereolithography materials including Accura® 25 plastic. This material is an opaque, white, engineered material that is available for all solid-state-equipped SLA® systems, including our Viper™ Pro SLA® systems. Accura® 25 plastic mimics the look and feel of molded polypropylene and delivers excellent accuracy, speed and shape-memory, making it suitable for functional prototypes as well as master patterns. Its durability and flexibility make Accura® 25 plastic ideal for automotive and electronics applications, including prototyping and design of trim components and fascia and testing of connectors, wiring harnesses and enclosures.

Laser sintering materials and composites

Our family of proprietary selective laser sintering materials and composites includes a range of rigid plastic, elastomeric and metal materials as well as various composites of these ingredients. Because of the built-in versatility of our selective laser sintering systems, multiple materials can be processed through the same sintering system.

In 2005, we introduced several new laser sintering materials, including our DuraForm® FR Plastic, DuraForm® Flex Plastic, DuraForm® AF Plastic and DuraForm® EX Plastic.

DuraForm® FR plastic is a flame retardant material that is designed for exclusive use in our new Sinterstation® Pro SLS systems. It is the first laser sintering material to be packaged specifically for the Sinterstation® Pro system, and it has passed FAA and airline burn, smoke and toxicity tests, making it ideal for aerospace manufacturers and customers in other industries to produce end-use parts for a variety of applications directly in our SLS® systems.

DuraForm® Flex Plastic is a rubber-like, tear-resistant, flexible plastic that can be used in our selective laser sintering systems to produce functional prototypes and end-use parts for which rubber-like, flexible characteristics are useful.

DuraForm® AF Plastic is a cast-aluminum-like engineered composite for use in our selective laser sintering systems that has the appearance of aluminum, the excellent surface finish and fine feature definition of our proprietary un-reinforced DuraForm® plastics and the superior stiffness of an engineered composite. DuraForm® AF plastic is designed to provide our customers with materials suited for applications such as aerodynamic models, jigs and fixtures, household appliances, casting patterns and functional prototypes such as cases and metal enclosures.

DuraForm® EX Plastic is an advanced, engineered, production-grade plastic, designed for use in our Sinterstation® Pro SLS® and Sinterstation® HiQ™ systems, that targets rapid manufacturing applications. DuraForm® EX plastic provides the toughness of injection-molded plastic that aerospace, automotive and motorsports customers require for demanding prototyping and low-volume to mid-volume manufacturing applications. Because of its stiffness, heat-resistance, long-term stability and durability, DuraForm® EX plastic is ideal for a wide variety of parts’ manufacturing, including environmental ducts, electronics enclosures, manifolds, dashboards and bumpers.

Our DuraForm® PA, DuraForm® EX and DuraForm® GF materials are used to create rapid manufacturing end-use parts, examples of which include air ducts for aerospace applications and coupling enclosures. These materials are also used to produce functional prototypes and durable patterns as well as assembly jigs and fixtures. Our DuraForm® Flex material is used to produce flexible, rubber-like parts such as shoe soles, gaskets and seals. Our CastForm™ material is used to create patterns for investment-casting. Customers use our metal LaserForm™ A6 steel powders to produce functional prototype parts for tooling such as injection molding tool inserts and for end-use parts used in customized rapid manufacturing applications. Parts made from DuraForm® and LaserForm™ materials are cost-effective and can compete favorably with traditional manufacturing methods, especially where part complexity is high. Competing alternatives to our technology generally involve, among other things, costs for tooling and minimum run quantities of the parts produced.

3-D Printing materials

Our materials for our InVision® standard-resolution and high-resolution 3-D Printers include our line of VisiJet® model materials and a compatible VisiJet® disposable support material that is used in the printing process and then discarded when the model is complete. Both of these materials are distributed to customers in the form of proprietary smart cartridges that are loaded into an InVision® standard-resolution or high-resolution 3-D Printer in a stack where they are automatically pierced, pumped and ejected sequentially as the printer consumes material. We have specifically developed these materials to meet the consumption, speed and cost requirements of three-dimensional printing applications. In 2005, we introduced VisiJet® HR 200 material for the InVision® HR 3-D Printer. This material is designed for use in our InVision® HR 3-D printers and is primarily intended for applications, such as jewelry manufacturing and dental labs that require intricate, high-resolution capability to produce feature-rich models, patterns and parts that are used as master patterns for casting into gold, white gold or silver.

Also in 2005, we introduced VisiJet® SR 200 plastic for the InVision® SR 3-D Printer. This material is designed for use in our InVision® SR 3-D printers. Parts built from VisiJet® SR 200 plastic offer the same outstanding feature detail and surface finish as parts built with our previous VisiJet® M100 material but are about 2 to 3 times stiffer and stronger, mimicking the general performance characteristics of high-volume thermoplastics such as polypropylene and ABS. While this new material is primarily intended for design communication and concept modeling applications, it is also suitable for pattern making and can be used for functional testing.

We also introduced VisiJet® LD100 plastic for the InVision® LD 3-D Printer in 2005. This material is designed for use in our InVision® LD 3-D printers. Parts made from this engineered plastic can be used for a variety of design communication and concept modeling applications for designers, engineers and marketers as well as educators in universities, technical colleges and high school engineering and industrial design departments.

Services

We provide a suite of comprehensive customer services and local field support on a worldwide basis for all of our stereolithography and selective laser sintering systems. We are working to build a reseller channel for our line of InVision® 3-D Printers and to train our resellers to perform installations and service for those printers, and during 2006 we entered into arrangements with selected outside service providers to augment our service capabilities.

Such services and support include extended system warranties, an extensive menu of annual service agreement options and a wide variety of software and hardware upgrades and performance enhancement packages. Since 2004, we have introduced several service contract alternatives to offer additional, flexible service contract options to our customers.

Our customer support begins before a system sale with applications development provided by our applications engineering team. This same group works to ensure that our systems satisfy customer expectations through customer training and system launch support. Our global services customer support team coordinates system installation, maintenance and call-center hotline support in an effort to ensure that our systems continue to deliver high value to our customers.

We provide services to assist our customers and resellers in developing new applications for our technologies, to facilitate adaptation of our technology for the customer’s applications, to train customers on the use of newly acquired systems and to maintain our systems at the customer’s site.

Our applications engineers, who possess technical knowledge in various fields such as casting, molding and tooling, develop applications of our various technologies that are designed to meet specific customer needs. They work with our customers and resellers to determine which of our technologies would best meet their requirements. They also consult with customers and resellers to develop rapid manufacturing applications for our systems.

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

Our customer support group maintains call-center hotlines in the U.S. and in Europe that are staffed with technical representatives. These hotlines are available during business hours in the U.S. and Europe. These call centers are further supplemented by support from the applications engineering group.

We distribute spare parts on a worldwide basis to our customers from locations in the U.S., Europe, Hong Kong and Japan.

We also offer systems upgrade kits for sale to existing customers to enable them to take advantage of new or enhanced system capabilities. Our current family of upgrade kits includes kits to upgrade the installed base of our stereolithography equipment and an upgrade kit for our former Vanguard™ SLS® systems that improves productivity. We view upgrade kits for our existing systems as an important part of the value that we provide to new customers when they are considering the purchase of our systems. However, we have begun discontinuing upgrade support for certain of our older legacy systems.

In connection with the relocation of our corporate headquarters and principal research and development facilities to Rock Hill, South Carolina, we worked with York Technical College in Rock Hill to develop a new training center, located adjacent to our Rock Hill facility, that the College will operate to train our employees, customers, students and others in the use of our systems and technologies. Through this relationship, we expect to outsource a large portion of our training in the use and operation of our systems that we currently perform.

Global Operations

We operate in North America and in seven countries in Europe and the Asia-Pacific region, and we distribute our products in those countries as well as in other parts of the world. Sales of our products and services outside of the U.S. are a material part of our business, and they accounted for more than 50% of our consolidated revenue in each year in the three-year period ended December 31, 2006. Revenue in countries outside of the U.S. accounted for 56.5%, 53.0% and 58.5% of consolidated revenue in the years ended December 31, 2006, 2005 and 2004, respectively. See Note 22 to the Consolidated Financial Statements.

In maintaining foreign operations, our business is exposed to risks inherent in such operations, including those of currency fluctuations. Information on currency exchange risk appears in Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” and Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K, which information is incorporated herein by reference.

Financial information about geographic areas, including net sales and long-lived assets, for the years in the period ended December 31, 2006 appears in Note 22 to the Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K, which information is incorporated herein by reference.

Marketing and Customers

We sell SLA® and SLS® systems, materials and services through our direct sales organization, which is supported by our dedicated sales and service engineers and our sales application engineers worldwide. In certain areas of the world where we do not operate directly, we have appointed sales agents, resellers and distributors who are authorized to sell on our behalf our SLA® and SLS® systems and the materials used in them. Certain of those agents, resellers and distributors also provide service to customers in those geographic areas.

Our InVision® 3-D Printers, materials and services are sold worldwide through a network of authorized distributors and resellers who are managed and directed by a dedicated team of channel sales managers.

Our sales and marketing strategy focuses on an integrated systems approach that is directed to providing equipment, materials and services to meet a wide range of customer needs, including traditional model, mold and prototyping, 3-D printing and rapid manufacturing. Our sales organization is responsible for the sale of our products on a worldwide basis and for the management and coordination of our growing network of authorized 3-D printing resellers and certain of our other systems. Our direct sales force consists of sales persons who work throughout North America, Europe and parts of the Asia-Pacific region. Our application engineers provide professional services through pre-sales support and help existing customers so that they can take advantage of our latest materials and techniques to improve part quality and machine productivity. This group also leverages our customer contacts to help identify new application opportunities that utilize our proprietary processes. As of December 31, 2006, our worldwide sales, application and service staff consisted of 171 employees.

Our marketing programs also utilize seminars, trade shows, advertising, direct mailings, electronic marketing, telemarketing, literature, web presence, videos, press releases, brochures and customer and application profiles to identify prospects that match a typical user profile. We co-founded and participate in global user groups, whose members include a substantial number of our customers. These user groups organize annual conferences in the U.S., at which we make presentations relating to updates in our technologies and equipment and materials offerings and future ideas and programs we intend to pursue.

Our customers include major companies in a broad range of industries, including manufacturers of automotive, aerospace, computer, electronic, defense, education, consumer and medical products. Purchasers of our systems include original equipment manufacturers or OEMs, government agencies and universities that generally use our systems for research activities, and independent service bureaus that provide rapid prototyping and manufacturing services to their customers for a fee. No single customer accounted for more than 5% of our consolidated revenue in the year ended December 31, 2006.

Production and Supplies

Since 2004, we have outsourced our equipment assembly and refurbishment activities to several selected design and engineering companies and suppliers. These suppliers also carry out quality control procedures on our systems prior to their shipment to customers. As part of these activities, these suppliers have responsibility for procuring the components and sub-assemblies that are used in our systems. This has reduced our need to procure or maintain inventories of raw materials, work-in-process and spare parts related to our equipment assembly and maintenance activities. We now purchase finished systems from these suppliers pursuant to forecasts and customer orders that we supply to them. While the outsource suppliers of our systems have responsibility for the supply chain of the components for the systems they assemble, the components, parts and sub-assemblies that are used in our systems are generally available from several potential suppliers.

We produce the VisiJet® materials used in certain of our InVision® 3-D Printers at our facilities in Marly, Switzerland, where we also produce some of our Accura® stereolithography materials. We also have arrangements with third parties that blend to our specifications certain of the materials that we sell under our own brand names, and as discussed above we purchase other materials from third parties for resale to our customers.

Although there are several potential suppliers for the raw materials used in the materials and composites that we produce, we decided to use selected suppliers for these raw materials. If we were required in the future to enter into relationships with alternative suppliers, our cost of sales could increase and consequently our gross profit margin could decline.

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

Research and Development

We maintain an on-going program of research and development to develop new systems and materials to enhance our product lines as well as to improve and expand the capabilities of our systems and related software and materials. This includes all significant technology platform developments for SLA®, SLS®, 3-D printing and film transfer imaging systems and materials. Our development efforts are augmented by development arrangements with research institutions, customers, suppliers of material and hardware and the assembly and design firms that we have engaged to assemble our systems. We also engage third-party engineering companies and specialty materials companies in specific development projects from time to time.

Research and development expenses were $14.1 million, $12.2 million and $10.5 million in 2006, 2005 and 2004, respectively. We expect that our annual research and development expenses will be in the range of $12.0 million to $13.0 million in 2007.

Intellectual Property

At December 31, 2006, we held 406 patents, which included 189 patents in the United States, 162 patents in Europe, 31 patents in Japan and 24 patents in other countries. At that date, we also had 158 pending patent applications, which included 45 in the United States, 54 in Japan, 51 in European countries and 8 in other countries.

The principal issued patents covering our stereolithography processes will expire at varying times through 2022. The principal issued patents covering our selective laser sintering processes will expire at varying times through 2024. The principal issued patents covering our 3-D printing processes expire at varying times ranging from 2008 to 2022. We have also filed a number of patent applications covering inventions contained in our recently introduced  SLA®, SLS®, 3-D printing and film transfer imaging systems.

We are also a party to various licenses that have had the effect of broadening the range of the patents, patent applications and other intellectual property available to us.

We believe that, while our patents and licenses provide us with a competitive advantage, our success depends primarily on our marketing and applications know-how and on our on-going research and development efforts. Accordingly, we believe the expiration of any of the patents, patent applications or licenses discussed above would not be material to our business or financial position.

Competition

Competition for most of our 3-D printing, prototyping and rapid manufacturing systems is based primarily on process know-how, product application know-how and the ability to provide a full range of products and services to meet customer needs. Competition is also based upon innovations in 3-D printing, rapid prototyping and rapid manufacturing systems. Accordingly, our on-going research and development programs are intended to enable us to maintain technological leadership. Certain of the companies producing competing products or providing competing services are well established and may have greater financial resources than we have.

Our principal competitors with respect to our systems are companies that manufacture machines that make models, prototypes, molds and small-volume to medium-volume manufacturing parts. These include suppliers of computer numerically controlled machines and machining centers, commonly known as CNC, and plastics molding equipment; suppliers of traditional machining, milling and grinding equipment; suppliers of Fused Deposition Modeling or FDM technology; suppliers of vacuum casting equipment; and manufacturers of other stereolithography, laser sintering and three-dimensional printing systems based on various technologies. Numerous suppliers of these products operate both internationally and regionally, and many of them have well recognized product lines that compete with us in a wide range of our product applications. Conventional machining, plastic molding and metal casting techniques continue to be the most common methods by which plastic and metal parts, models, functional prototypes and metal tool inserts are manufactured.

We have also entered into licensing or cross-licensing arrangements with various companies in the United States and in other countries that enable those companies to utilize our technology in their products. Included among these arrangements are license agreements that we granted to Sony Corporation and other companies with respect to our stereolithography technology, a license that we granted to EOS GmbH with respect to our selective laser sintering technology in 2004 and a license that we granted to Objet Geometries, Ltd. in 2005 with respect to certain of our patents related to 3-D printing equipment. Under certain of these licenses, we are entitled to receive royalties for the sale of licensed products in the U.S. or in other countries. The amount of such royalties was not material to our results of operations or consolidated financial position for the three-year period ended December 31, 2006.

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

Employees

At December 31, 2006, we had 341 full-time employees. None of these employees is covered by collective bargaining agreements although some of our employees outside of the U.S. are subject to local statutory employment arrangements. We believe that our relations with our employees are satisfactory.

During 2006, in addition to those employees from our Valencia, California and our Grand Junction, Colorado facilities who relocated to our new facility in Rock Hill, South Carolina or remained in our Valencia-based advanced research facility, we recruited approximately 97 employees to join us at our new Rock Hill facility.

Available Information

Our website address is www.3DSystems.com. The information contained on our website is neither a part of, nor incorporated by reference into, this Annual Report on Form 10-K. We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports, as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC.

Various of our corporate governance materials, including our Code of Conduct, Code of Ethics for Senior Financial Executives and Directors, Corporate Governance Guidelines, the current charters of each of the standing committees of the Board of Directors and our charter documents and By-Laws, are also available on that website.

Item 1A.   Risk Factors.

For a discussion of certain risks associated with our business, the industry in which we operate and the ownership interests of holders of our Common Stock and other equity securities, and other considerations that may affect our results of operations and financial condition, please see the section entitled “Cautionary Statements and Risk Factors” contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 below.

Item 1B.   Unresolved Staff Comments

Not Applicable.

Item 2.   Properties.

Rock Hill facility.   We took occupancy of our new 80,000 square foot headquarters building in November  2006. We lease that facility pursuant to a lease agreement with KDC-Carolina Investments 3, LP. After its initial term ending August 31, 2021, the lease provides us with the option to renew the lease for two additional five-year terms as well as the right to cause KDC, subject to certain terms and conditions, to expand the leased premises during the term of the lease, in which case the term of the lease would be extended. The lease is a triple net lease and provides for the payment of base rent of approximately $0.1 million in 2006, $0.7 million annually in 2007 through 2020, including rent escalations in 2011 and 2016, and $0.5 million in 2021. Under the terms of the lease, we are obligated to pay all taxes, insurance, utilities and other operating costs with respect to the leased premises. The lease also grants us the right to purchase the leased premises and undeveloped land surrounding the leased premises on terms and conditions described more particularly in the lease.

During 2006, we entered into several amendments to the lease for this facility under which we agreed to pay up to $3.4 million for certain tenant improvements in excess of the initial allowance for tenant improvements and change orders necessary to complete that facility. See Note 23 to the Consolidated Financial Statements.

Grand Junction facility.   We ceased operations at our 67,000 square foot Grand Junction facility on April 28, 2006. Effective May 1, 2006, we reclassified the net assets associated with the facility, which amounted to $3.5 million, from long-term assets to current assets on our Consolidated Balance Sheet, where they are recorded as assets held for sale at December 31, 2006. Following the closing of the Grand Junction facility, we ceased to record depreciation expense related to this facility, which amounted to $0.6 million per year. See Note 6 to the Consolidated Financial Statements.

The Grand Junction facility is currently listed for sale. Following the termination by the prospective buyer of a contract to purchase the facility entered into in November 2006, we accepted an offer to purchase the facility for a cash price of $6.8 million in April 2007, subject to customary closing conditions. During 2006, we realized $0.2 million in proceeds from the sale of certain personal property associated with this facility that we no longer needed for our operations. This facility was originally financed by industrial development bonds for which this facility serves as security. We expect to pay off those bonds when the facility is sold. See Note 13 to the Consolidated Financial Statements.

Valencia facility.   The lease for our 78,000 square-foot Valencia facility continues until December 31, 2007. At December 31, 2006, the Valencia facility had not been subleased, and we believe that it is unlikely that we will be able to sublease the facility given current market conditions, the configuration of the space and the short remaining term of the lease. We plan to continue to utilize a small portion of the facility until the expiration of the lease. The annual cost of that lease amounts to approximately $0.8 million, which we expect to incur as an operating cost in 2007.

Other facilities.   We also lease a 9,000 square-foot general-purpose facility in Marly, Switzerland at which we blend stereolithography and 3-D printing materials and composites and sales and service offices in Texas, Massachusetts, France, Germany, the United Kingdom, Italy, Japan and Hong Kong.

We believe that the facilities described above currently are adequate to meet our needs for the immediate future.

Item 3.   Legal Proceedings

We are a party to certain legal actions and government investigations that are summarized below.

On May 6, 2003, we received a subpoena from the U.S. Department of Justice to provide certain documents to a grand jury investigating antitrust and related issues within our industry. We understand that the issues being investigated include issues involving the consent decree that we entered into and that was filed on August 16, 2001 with respect to our acquisition of DTM Corporation and the requirement of that consent decree that we issue a broad intellectual property license with respect to certain patents and copyrights to another entity already manufacturing rapid prototyping industrial equipment. We complied with the requirement of that consent decree for the grant of that license in 2002. In connection with that investigation, the grand jury has taken testimony from various individuals, including certain of our current and former employees and executives. Although we were originally advised that we are not a target of the grand jury investigation, we understand that the current status of this investigation is uncertain. If any claims are asserted against us in this matter, we intend to defend against them vigorously. In October 2006, we received additional subpoenas to supply certain additional information to that grand jury. We have furnished documents required by the subpoenas and are otherwise complying with the subpoenas.

On April 3, 2007, we received a Nasdaq Staff Determination notice indicating that our Common Stock was subject to delisting because we were not in compliance with Nasdaq Marketplace Rule 4310(c)(14), which requires the timely filing of periodic reports in order for continued listing. We received the letter because we had not timely filed our Annual Report on Form 10-K for the year ended December 31, 2006. We requested and were granted a hearing before a Nasdaq Listing Qualifications Panel (the “Panel”) to review the Staff Determination.

Previously, on November 16, 2006, we received a Nasdaq Staff Determination notice indicating that our Common Stock was subject to delisting because we were not in compliance with Nasdaq Marketplace Rule 4310(c)(14), which requires the timely filing of periodic reports in order for continued listing. We received the letter because we had not timely filed our Quarterly Report on Form 10-Q for the period ended September 30, 2006. We requested and were granted a hearing before the Panel to review the Staff Determination. On January 11, 2007, a hearing was held before the Panel regarding our appeal of the Staff Determination to delist our Common Stock. We subsequently filed our Quarterly Report on Form 10-Q for the period ended September 30, 2006 on February 2, 2007. On February 12, 2007, we received notice from the Panel of its determination to continue the listing of shares of our Common Stock on The Nasdaq Stock Market.

We are also involved in various other legal matters incidental to our business. Our management believes, after consulting with counsel, that the disposition of these other legal matters will not have a material effect on our consolidated results of operations or consolidated financial position.

Item 4.   Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2006.

Executive Officers

The information appearing in the table below sets forth the current position or positions held by each of our executive officers and his age as of March 1, 2007. All of our officers serve at the pleasure of the Board of Directors. There are no family relationships among any of our officers or directors.

Name and Current Position	Age as of March 1, 2007
Abraham N. Reichental
President and Chief Executive Officer	50
Charles W. Hull
Executive Vice President, Chief Technology Officer	67
Brian K. Fraser
Vice President	45
Stephen M. Goddard
Vice President	43
Robert M. Grace, Jr.
Vice President, General Counsel and Secretary	60
Cary J. Love
Vice President	42
Kevin P. McAlea
Vice President	48
Gerald J. Pribanic
Interim Vice President, Chief Financial Officer	63
Ray R. Saunders
Vice President	58
William J. Tennison
Vice President, Controller and Chief Accounting Officer	56

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

Mr. Pribanic joined us in November 2006 as a consultant on various finance matters and, on February 13, 2007, was appointed Interim Vice President and Chief Financial Officer while we search for a permanent chief financial officer. Mr. Pribanic has been a partner with Tatum, LLC, an executive services firm, since August 2003. He previously served as Chief Financial Officer of Milliken & Company, a textile and chemical manufacturer, from March 2002 to July 2003, and as Executive Vice President and Chief Financial Officer of Maytag Corporation, a manufacturer of home and commercial appliances, from January 1996 to August 2000.

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

Mr. Tennison joined us on August 14, 2006 and was elected Vice President, Controller and Chief Accounting Officer on November 30, 2006. From 2004 to 2006, Mr. Tennison served as a Financial Consultant for Sherpa LLC, a management consulting firm, with responsibility for Sarbanes-Oxley compliance and financial reporting engagements. From 2002 until 2004, Mr. Tennison served as COO/CFO of The Salem Group, Inc., a privately held business specializing in re-selling mid- and large-frame computers and computer storage equipment. Prior to that time, he was employed as a Financial Consultant for RHI Management Resources, a management consulting firm, primarily focused on strategic planning, mergers and acquisitions and SEC financial reporting engagements.

On April 25, 2007, Mr. Damon J. Gregoire joined us as Vice President and Chief Financial Officer. Mr. Gregoire, age 39, has served as Vice President of Finance of Infor Global Solutions, Inc., an international software company, since 2006 with responsibility for its Datastream Systems and Customer Relationship Management division. Mr. Gregoire previously served as Corporate Controller of Datastream Systems Inc., a software company, from 2005 until it was acquired by Infor Global Solutions, Inc. in March 2006. From 2001 to 2005, Mr. Gregoire served as Director of Accounting and Financial Analyst of Paymentech, L.P., an international credit card processing company. Mr. Pribanic will continue to serve as Interim Vice President and Chief Financial Officer during a brief transition period.

PART II

Item 5.   Market for Our Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The following table sets forth, for the periods indicated, the range of high and low prices of our Common Stock as quoted on The Nasdaq Stock Market’s Global Market. Our stock trades under the symbol “TDSC.”

Year	Period	High	Low
2005	First Quarter	$23.73	$17.25
	Second Quarter	$25.20	$15.57
	Third Quarter	$26.49	$18.82
	Fourth Quarter	$22.92	$15.88
2006	First Quarter	$23.31	$17.40
	Second Quarter	$23.87	$18.24
	Third Quarter	$20.43	$13.65
	Fourth Quarter	$19.27	$13.62

As of March 20, 2007, our outstanding Common Stock was held of record by approximately 360 stockholders.

Dividends

We do not currently pay any dividends on our Common Stock, and we currently intend to retain any future earnings for use in our business. Any future determination as to the declaration of dividends on our Common Stock will be made at the discretion of the Board of Directors and will depend on our earnings, operating and financial condition, capital requirements and other factors deemed relevant by the Board of Directors, including the applicable requirements of the Delaware General Corporation Law, which provides that dividends are payable only out of surplus or current net profits.

The payment of dividends on our Common Stock may be restricted by the provisions of credit agreements or other financing documents that we may enter into or the terms of securities that we may issue from time to time, including the provisions of our credit agreement with Silicon Valley Bank. See Note 13 to the Consolidated Financial Statements.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the fourth quarter of 2006.

Stockholder Performance Graph

The graph below shows, for the five years ended December 31, 2006, the cumulative total return on an investment of $100 assumed to have been made on December 31, 2001 in our Common Stock. The graph compares such return with that of comparable investments assumed to have been made on the same date in (a) the Nasdaq Composite Index and (b) the S & P Information Technology Index, which are published Standard & Poor’s market indices with which we are sometimes compared.

Although total return for the assumed investment assumes the reinvestment of all dividends on December 31 of the year in which such dividends were paid, no cash dividends were paid on our Common Stock during the periods presented.

Our Common Stock is quoted on The Nasdaq Stock Market’s Global Market (trading symbol: TDSC).

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN*

*                     $100 invested on 12/31/01 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

Copyright © 2007 Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved.
www.researchdatagroup.com/S&P.htm

	12/01	12/02	12/03	12/04	12/05	12/06
3D Systems Corporation	100.00	54.74	71.23	139.51	126.32	112.00
Nasdaq Composite	100.00	69.66	99.71	113.79	114.47	124.20
S & P Information Technology	100.00	62.59	92.14	94.50	95.44	103.47

Item 6.   Selected Financial Data

The Selected Consolidated Financial Data set forth below for the five years ended December 31, 2006 has been derived from our historical Consolidated Financial Statements. As noted in the following table, the financial information for various years prior to 2006 has been restated.

You should read this information together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, the notes to the Selected Consolidated Financial Data, and our Consolidated Financial Statements and the notes thereto for the year ended December 31, 2006 included in this Annual Report on Form 10-K.

	Year ended December 31,
	2006	Restated 2005(1)	Restated 2004(1)	Restated 2003(1)	Restated 2002(1)
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Consolidated Revenue:
Systems and other products	$46,463	$55,133	$46,208	$41,081	$49,420
Materials	52,062	44,648	37,999	32,003	31,619
Services	36,295	39,297	41,403	36,931	34,922
Total	134,820	139,078	125,610	110,015	115,961
Gross profit(2)	46,257	62,162	56,556	43,143	46,621
Income (loss) from operations(3)	(25,691)	8,415	6,062	(14,974)	(21,430)
Income (loss) before income taxes	(27,101)	7,715	4,081	(17,876)	(5,957)
Cumulative effect of changes in accounting principles(2)(3)	—	—	—	(7,040)	—
Net income (loss)(4)	(29,280)	9,406	3,020	(26,023)	(14,866)
Series B convertible preferred stock dividends(5)	1,414	1,679	1,534	867	—
Net income (loss) available to common stockholders	(30,694)	7,727	1,486	(26,890)	(14,866)
Net income (loss) available to common stockholders per share(6):
Basic	$(1.77)	$0.52	$0.11	$(2.10)	$(1.16)
Diluted	$(1.77)	$0.48	$0.11	$(2.10)	$(1.16)
Consolidated Balance Sheet Data:
Working capital	17,335	$43,809	$28,545	$18,823	$(8,799)
Total assets	166,194	153,800	135,028	134,205	134,062
Current portion of long-term debt and capitalized lease obligations	3,713	200	180	165	10,500
Long-term debt and capitalized lease obligations, less current portion	24,198	26,149	26,449	36,629	14,090
Series B convertible preferred stock(5)	—	15,242	15,196	15,210	—
Total stockholders’ equity	69,669	70,212	55,656	38,258	60,684
Consolidated Cash Flow Data:
Net cash provided by (used in) operating activities	$(8,330)	$(5,760)	$2,588	$1,182	$1,314
Net cash used in investing activities	(11,016)	(2,669)	(1,935)	(2,131)	(11,015)
Net cash provided by financing activities	9,935	5,506	1,148	22,229	5,843
Other Data:
EBIT(7)	$(25,456)	$9,473	$6,571	$(21,926)	$(3,321)
Depreciation and amortization	6,529	5,926	6,956	8,427	9,902
Interest expense	1,645	1,755	2,490	2,990	2,636
EBITDA(7)	(18,927)	15,399	13,527	(13,499)	6,581
Capital expenditures	10,100	2,516	781	874	3,210

(1)          We restated our financial statements during 2006 as a result of our identification of errors in the financial statements. See Note 3 to the Consolidated Financial Statements.

The effect of these restatements on our operating results for the years ended December 31, 2005 and 2004, respectively, was as follows (in thousands, except per share data):

	Year ended December 31, 2005
	As previously reported	Adjustments	Restated
Consolidated revenue	$139,670	$(592)	$139,078
Net income	$10,083	$(677)	$9,406
Net income per share available to common stockholders:
Basic	$0.56	$(0.04)	$0.52
Diluted	$0.53	$(0.05)	$0.48

	Year ended December 31, 2004
	As previously reported	Adjustments	Restated
Consolidated revenue	$125,379	$231	$125,610
Net income	$2,561	$459	$3,020
Net income per share available to common stockholders:
Basic	$0.08	$0.03	$0.11
Diluted	$0.07	$0.04	$0.11

We corrected an error related to the manner in which we recorded and maintained goodwill related to the acquisition in 2001 of our Swiss subsidiary, 3D Systems S.A. Neither this error nor its correction had any effect on net income (loss) reported for any period on our Consolidated Statements of Operations. As a result of the correction of this error, at December 31, 2006 our Consolidated Balance Sheet reflects an $1,822 cumulative net increase in goodwill and a corresponding cumulative net increase in other comprehensive income (loss), together with appropriate adjustments to stockholders’ equity, arising from foreign currency translation related to such goodwill in each year ended on or before December 31, 2006. Such net increase in other comprehensive income (loss) consists of a $1,009 increase through December 31, 2002, a $1,719 increase through December 31, 2003, an additional $574 increase for the year ended December 31, 2004, a $969 decrease for the year ended December 31, 2005 and a $498 increase for the year ended December 31, 2006. See Note 3 to the Consolidated Financial Statements.

(2)          As of December 31, 2003, we changed our method of accounting for amortization of one of our patent licenses. Amortization of the license cost had previously been based upon the number of units produced during the period as a percentage of the total number of units estimated to be sold over the life of the license. We treated this change as a change in accounting principle. The effect of this change in accounting principle was to increase our cost of sales in 2003 by $0.3 million and our net loss in 2003 by $1.4 million. As a result of this change, the amortization of the license cost in 2003 was applied on a straight-line basis over the approximate 7-year life of the license and included in cost of sales. The $1.1 million cumulative effect of this change in accounting principle, if applied retroactively, would have increased cost of sales by $0.3 million for the year ended December 31, 2002. The increase in cost of sales would have had a corresponding effect on other elements of our results of operations for those periods. We had previously recorded $0.1 million of amortization expense in cost of sales for the year ended December 31, 2002.

(3)          As of December 31, 2003, we changed our method of accounting for legal fees incurred in the defense of our patent and license rights. These costs had been recorded as intangible assets on the balance sheet and were being amortized over the lives of the related patent or license rights, which range from seven to nine years. We treated this change as a change in accounting principle. As a result of this change, legal fees incurred in the defense of patent and license rights for the year ended December 31, 2003 were recorded as part of selling, general and administrative expenses. The

$4.5 million amount of such legal fees previously capitalized for the year ended December 31, 2002 was expensed in 2003 and, together with amounts of such previously capitalized fees for prior years, were recorded as a cumulative effect of this change in accounting principle in the statement of operations, net of accumulated amortization of $0.4 million. We had previously recorded $0.3 million of amortization expense for these capitalized legal fees for the year ended December 31, 2002.

(4)          Net income in 2005 included a $2.5 million non-cash benefit arising from the reduction of the valuation allowance that we maintain against our deferred income tax assets. In 2006, however, we recorded a $2.5 million valuation allowance against this deferred income tax asset (before giving effect to the benefit of $748 of foreign net deferred income tax assets that we recognized in 2006) that had the effect of reversing the 2005 reduction of our valuation allowance as a result of our determination that it was more likely than not that we would not be able to utilize this deferred income tax asset to offset anticipated U.S. income. We believe that these entries were prudent and appropriate in accordance with SFAS No. 109, “Accounting for Income Taxes.” See Notes 2 and 21 to the Consolidated Financial Statements.

(5)          On June 8, 2006, all of our then outstanding Series B Convertible Preferred Stock was converted by its holders into 2,639,772 shares of Common Stock, including 23,256 shares of Common Stock covering accrued and unpaid dividends to June 8, 2006.

Our Consolidated Statement of Operations for 2006 includes $1.4 million of dividends associated with the Series B Convertible Preferred Stock through its conversion date including, in addition to regularly scheduled dividends to May 5, 2006, $1.0 million of non-cash deemed dividends associated with the write-off of the initial offering costs that remained unaccreted as of June 8, 2006 and dividends accrued from May 5 to June 8, 2006. As a consequence of the conversion of the Series B Convertible Preferred Stock, commencing with the third quarter of 2006, we ceased recording dividends with respect to the outstanding Series B Convertible Preferred Stock that we paid from its original issuance in May 2003 until its full conversion in June 2006. Prior to its full conversion, the annual dividends paid on the Series B Convertible Preferred Stock amounted to $1.6 million per year.

(6)          Basic and diluted net loss per share in 2003 included a loss of $0.55 per share arising from the cumulative effect of the changes in accounting principles described in Notes 2 and 3 above. Before giving effect to such cumulative effect, basic and diluted net loss per share amounted to $1.55.

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

Our management believes that EBIT and EBITDA are of interest to investors as frequently used measures of a company’s ability to generate cash to service its obligations, including debt service obligations, and to finance capital and other expenditures. EBIT and EBITDA do not purport to represent net earnings or net cash provided by operating activities, as those terms are defined under generally accepted accounting principles, and should not be considered as an alternative to such measurements or as indicators of our performance. Our definition of EBIT and EBITDA may not be comparable to similarly titled measures used by other companies. EBIT and EBITDA are among the indicators used by our management to measure the performance of our operations and are also among the criteria upon which performance-based compensation may be based. The following table sets forth the reconciliation of EBIT and EBITDA to net cash provided by (used in) operating activities for the five years ended December 31, 2006.

	Year ended December 31,
	2006	2005 (Restated)	2004 (Restated)	2003	2002
	(in thousands of dollars, except per share amounts)
Reconciliation of net cash provided by operating activities in EBIT and EBITDA:
Net cash provided by (used in) operating activities	$(8,330)	$(5,760)	$2,588	$1,182	$1,314
Adjustment for items included in cash provided by (used in) operating activities but excluded from the calculation of EBIT and EBITDA
(Provision for) benefit of deferred taxes	(1,752)	2,500	—	—	(7,813)
Gain on arbitration settlement	—	—	—	—	20,310
Adjustments for allowance accounts	(1,612)	48	216	(990)	(2,942)
Adjustments for inventory reserves	(968)	733	310	(1,755)	(585)
Net gain (loss) on disposal of fixed assets	(7)	262	(231)	(386)	(263)
Equity compensation	(2,677)	(941)	(634)	(1,321)	(64)
Payment of interest on employee note with stock	—	—	4	5	—
Cumulative effect of changes in accounting principles	—	—	—	(7,040)	—
Impairment of intangible assets of OptoForm Sarl assets	—	—	—	(847)	—
Changes in operating assets and liabilities, net	(7,405)	18,493	7,723	(6,444)	(14,921)
Interest expense	1,645	1,755	2,490	2,990	2,636
Income tax expense (benefit)	2,179	(1,691)	1,061	1,107	8,909
EBITDA	$(18,927)	$15,399	$13,527	$(13,499)	$6,581
Less: depreciation and amortization	(6,529)	(5,926)	(6,956)	(8,427)	(9,902)
EBIT	$(25,456)	$9,473	$6,571	$(21,926)	$(3,321)

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read together with the selected consolidated financial data and our Consolidated Financial Statements set forth in this Annual Report on Form 10-K. Certain statements contained in this discussion may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially from those reflected in forward-looking statements, as discussed more fully in this Annual Report on Form 10-K. See also the sections entitled “Forward-Looking Statements” and “Cautionary Statements and Risk Factors” below.

The forward-looking information set forth in this Annual Report on Form 10-K is provided as of the date of this filing, and, except as required by law, we undertake no duty to update that information. More information about potential factors that could affect our business, results of operations and financial condition is included in the section entitled “Cautionary Statements and Risk Factors” below.

Overview

We design, develop, manufacture, market and service rapid 3-D printing, prototyping and manufacturing systems and related products and materials that enable complex three-dimensional objects to be produced directly from computer data without tooling, greatly reducing the time and cost required to produce prototypes or customized production parts. Our consolidated revenue is derived primarily from the sale of our systems, the sale of the related materials used by the systems to produce solid objects and the provision of services to our customers.

Growth strategy.

We are continuing to pursue a growth strategy that focuses on seven strategic initiatives:

•       Improving our customer’s bottom line;

•       Developing significant product applications;

•       Expanding our range of customer services;

•       Accelerating new product development;

•       Optimizing cash flow and supply chain;

•       Creating a performance-based ethical culture; and

•       Developing people and opportunities.

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

Developing significant product applications.   We believe that our ability to focus on industries that provide significant growth opportunities enables us to accelerate the adoption of our business solutions and to create significant new applications for a continually expanding customer base. By focusing our efforts on two significant addressable opportunities, 3-D Printing and Rapid Manufacturing, we are working to build a business model that can provide sustained growth, that has predictable performance characteristics and performance of which should be less sensitive to cyclical economic behavior.

Expanding our range of customer services.   We believe that our desire to improve our customer’s bottom line demands the creation of new and innovative services designed to meet specific customer needs. We are working to establish faster, simpler business practices designed to make our customer’s experience with us easier and friendlier.

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

Creating a performance-based ethical culture.   We believe that the success of our strategic initiatives will depend on our ability to execute them within the framework of a performance-based culture dedicated to meeting the needs of our customers, stockholders and other constituencies, supported by a corporate culture that is committed to strong principles of business ethics and compliance with law. We recognize the need to align our performance with our organizational capabilities and practices and our strategic vision to enable us to grow at the rate we expect, to drive operating improvements at the rate we expect and to make the progress against targets necessary to create the necessary alignment.

Developing people and opportunities.   We believe that our success depends heavily on the skill and motivation of our employees and that we must therefore invest in the skills that our employees possess and those that we need to accomplish our strategic initiatives.

As with any growth strategy, there can be no assurance that we will succeed in accomplishing our strategic initiatives.

2006 Results

As discussed above, on February 2, 2007, we issued financial information related to the restatement of our financial statements as of and for the years ended December 31, 2005 and 2004. All of the financial information and discussion set forth below reflects the effects of the restatements on the periods presented. For a discussion of the effects of the restatements on financial information that was previously reported for the periods discussed below, see Note 3 to the Consolidated Financial Statements and the discussion that appears below in this Management’s Discussion and Analysis titled “Restatement of Financial Statements.”

For 2006, consolidated revenue decreased 3.1% to $134.8 million from $139.1 million in 2005, as restated, primarily due to lower revenue from systems and services that more than offset higher revenue from materials, after consolidated revenue increased in 2005 from $125.6 million in 2004, as restated, due to higher revenue from systems and materials.

Revenue from materials increased in each of 2006 and 2005 compared to the immediately preceding year. Revenue from materials in 2006 was $52.1 million compared to $44.6 million in 2005 and $38.0 million in 2004. Revenue from materials reached a record high in 2006.

Revenue from systems and other products decreased to $46.5 million in 2006 from $55.1 million in 2005. Revenue from systems in 2006 and 2004 was comparable. The decline in systems revenue in 2006 resulted primarily from the disruptions we experienced beginning in the second quarter of 2006 from the launch of our new ERP system, the outsourcing of our warehousing and logistics functions, systems’ stability issues and resource constraints as discussed above. The effect of these disruptions lessened in the third and fourth quarters of 2006.

Revenue from services decreased in each of 2006 and 2005 compared to the immediately preceding year. Revenue from services was $36.3 million in 2006 compared with $39.3 million in 2005 and $41.4 million in 2004.

On a geographic basis in 2006, revenue from European operations increased 6.4% to $53.9 million while revenue from U.S. operations declined 10.4% to $58.6 million and revenue from Asia-Pacific operations declined 3.1%, in each case compared with 2005.

We recorded a $25.7 million loss from operations in 2006 compared to $8.4 million of operating income in 2005 and $6.1 million of operating income in 2004.

We recorded a $30.7 million net loss available to common stockholders in 2006, which includes the $2.5 million non-cash effect of the elimination of the net deferred income tax asset described below, compared to $7.7 million of net income available to common stockholders in 2005, which includes the

$2.5 million tax benefit from the reduction in 2005 of the valuation allowance maintained with respect to our deferred income tax assets, and $1.5 million of net income available to common stockholders in 2004.

Although backlog has historically not been a significant factor in our business, reflecting our relatively short production and delivery lead times, we had approximately $5.0 million of booked orders outstanding at December 31, 2006, primarily for systems, all of which we expect to ship in 2007, compared to approximately $6.8 million of booked orders outstanding at December 31, 2005.

Systems orders and sales tend to fluctuate on a quarterly basis as a result of a number of factors, including the types of systems ordered by customers, customer acceptance of newly introduced products, the timing of product orders and shipments, global economic conditions and fluctuations in foreign exchange rates. Our customers generally purchase our systems as capital equipment items, and their purchasing decisions may have a long lead-time. Due to the relatively high list price of certain systems and the overall low unit volume of systems sales in any particular period, the acceleration or delay of orders and shipments of a small number of systems from one period to another can significantly affect revenue reported for our systems sales for the period involved. Revenue reported for systems sales in any particular period is also affected by revenue recognition rules prescribed by generally accepted accounting principles. However, as noted above, production and delivery of our systems is generally not characterized by long lead times, and backlog is therefore generally not a material factor in our business.

Significant 2006 Developments

During 2006, we engaged in several major projects that we expect to create long-term benefits. These include:

•       The implementation of our new ERP system;

•       The outsourcing of our spare-parts and certain of our finished goods supply activities to a third-party logistics management company in the U.S. and Europe;

•       The relocation of our corporate headquarters and principal research and development facilities to Rock Hill, South Carolina;

•       The establishment of an internal, centralized shared-service center in Europe, which commenced operation in conjunction with the implementation of our new ERP system in Europe in the second quarter of 2006; and

•       The completion of the transfer of our InVision® materials production line to our facility in Marly, Switzerland which commenced operations in the first quarter of 2006.

Beginning in the second quarter of 2006, we experienced business disruptions and adverse business and financial effects from the implementation of our new ERP system, supply chain staffing issues, and the outsourcing of our spare parts and certain of our finished goods supply activities to the logistics management company mentioned above. These matters adversely affected our revenue, operating results, cash flow and working capital management beginning in the second quarter of 2006, and these adverse effects continued to a lesser extent to affect our operations and financial performance in the remainder of 2006. These effects are discussed in greater detail below.

As we prepared our financial statements for the period ended September 30, 2006, we discovered errors in our financial statements for several prior periods. These errors ultimately led to the restatement of our financial statements for 2004 and 2005 and for the first two quarters of 2006 as discussed below and in Note 3 to the Consolidated Financial Statements.

As a result of the disruptions resulting from the implementation of our ERP system, our supply chain staffing issues, our outsourcing activities and the discovery of these errors in our financial statements, we determined and disclosed in connection with the preparation of our Quarterly Reports on Form 10-Q for the second and third quarters of 2006 that deficiencies exist relating to the design and implementation of our internal controls with respect to the following matters:

•       The timeliness and accuracy of our period-end financial statement closing process and our procedures for reconciling and compiling financial records;

•       Our processing and safeguarding of inventory;

•       Our invoicing and processing of accounts receivable and applying customer payments; and

•       The timeliness and accuracy of our monitoring of our accounting function and oversight of financial controls.

In the course of conducting our review of the effectiveness of our internal control over financial reporting at December 31, 2006, we identified the following additional deficiencies that we consider, either individually or in the aggregate with the deficiencies noted above, to constitute material weaknesses:

•                    A weakness arising from the need to replace certain of our foreign financial controllers;

•                    A weakness relating to the use of spreadsheets in the preparation of our Consolidated Financial Statements;

•                    A weakness relating to the process for the timely calculation and documentation of certain foreign income tax provisions and deferred income tax assets; and

•                    A weakness related to control of access to the databases in our new ERP system.

We believe that the foregoing deficiencies that we have identified constitute individually or in the aggregate material weaknesses in our internal control over financial reporting. See Part II, Item 9A, “Controls and Procedures” below.

We are continuing to work diligently to identify and remedy all sources of the problems with our internal controls, and we believe that we have identified the primary causes of and have taken appropriate remedial actions for these problems. As a result of our efforts, we believe the financial statements included herein have been prepared in accordance with generally accepted accounting principles, fairly present in all material respects our financial position, results of operations and cash flows for the periods presented and are free of material errors.

During 2006, we also experienced some growing pains as our initial success in the fourth quarter of 2005 and the first quarter of 2006 in placing our newly introduced Sinterstation® Pro, Viper™ Pro and 3-D Printing systems stretched our field engineering resources and presented some stability issues with certain installed systems.

For additional information regarding our ERP implementation, our logistics and warehousing, our new systems and our relocation project, please see Item 1, “Business—Significant 2006 Developments” above.

Restatement of Financial Statements

On February 2, 2007, we issued financial information related to the restatement of our financial statements as of and for the years ended December 31, 2005 and 2004 when we filed our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006. Such restated consolidated financial information is set forth in Note 3 to the Consolidated Financial Statements.

We identified the errors in our prior-period financial statements that led to these restatements in the third quarter of 2006 and evaluated and corrected those errors through adjustments reflected in the restated historical Consolidated Financial Statements in accordance with Statement of Financial

Accounting Standards (“SFAS”) No. 154 (“SFAS No. 154”), “Accounting Changes and Error Corrections.”  We also assessed on a quarterly basis the materiality of prior-period misstatements that were previously identified but not corrected because they were originally considered not to be material. The restated financial information reflects adjustments to correct or record all such previously unadjusted amounts.

The errors and previously unrecorded audit adjustments that we identified and corrected in these restatements included the following:

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

This Annual Report on Form 10-K includes all of the restated financial information for each financial period that is reported in this Form 10-K and that was affected by the restatement. Except for the goodwill and related adjustments discussed in the paragraphs below, that information is also included in Quarterly Reports on Form 10-Q for the quarterly period ended September 30, 2006 and on Form 10-Q/A for the quarterly periods ended March 31, 2006 and June 30, 2006 that we have previously filed with the SEC.

In September 2001, we acquired our Swiss subsidiary 3D Systems S.A., a manufacturer and developer of stereolithography and other materials. We recorded and maintained goodwill related to this acquisition in U.S. dollars on our balance sheet rather than in Swiss francs, the functional currency of our Swiss subsidiary, on its balance sheet as required by generally accepted accounting principles. If we had correctly recorded this goodwill on the subsidiary’s balance sheet at the time of the acquisition, the related foreign currency translation effects would have resulted in periodic adjustments to goodwill and to stockholders’

equity on our Consolidated Balance Sheets for the years ended December 31, 2001 through December 31, 2006, which adjustments would have arisen from changes in other comprehensive income (loss) in each year.

We corrected this error and the restated financial information included in this Form 10-K reflects adjustments to correct the previously unadjusted amounts of goodwill, stockholders’ equity and other comprehensive income (loss) for each year ended on or before December 31, 2006. Neither this error nor its correction had any effect on net income (loss) reported for any period on our Consolidated Statements of Operations. As of December 31, 2006, our Consolidated Balance Sheet reflects an $1,822 cumulative net increase in goodwill and a corresponding cumulative net increase in other comprehensive income (loss), together with appropriate adjustments to stockholders’ equity, arising from foreign currency translation related to such goodwill in each year ended on or before December 31, 2006. Such net increase in other comprehensive income (loss) consists of a $1,719 increase through December 31, 2003, an additional $574 increase for the year ended December 31, 2004, a $969 decrease for the year ended December 31, 2005 and a $498 increase for the year ended December 31, 2006.

The following table shows the impact of the correction of all errors on income available to common stockholders for the full years ended December 31, 2005 and December 31, 2004, as well as the cumulative impact of prior-period errors on our accumulated deficit in earnings at December 31, 2003. This table does not include the effect of the correction of the error in recording goodwill of our Swiss subsidiary as that error did not affect income available to common stockholders or our accumulated deficit in earnings in any year. The tax effect of the correction of these errors on each restated period was either minimal or nil.

Table 1	Effect of Restatement on
	Income (Loss) Available to Common Stockholders		Accumulated Deficit
	Year Ended	Year Ended	in Earnings
	December 31, 2005	December 31, 2004	December 31, 2003
	(amounts in thousands, except per share amounts)
Previously reported	$8,404	$1,027	$(47,442)
Adjustments:
Credit memos	(363)	10	—
Royalty income/expense	(322)	253	—
Recognition of warranty and training revenue	(189)	220	32
Securities issuance costs	211	—	—
Prepaid materials reconciliation	(97)	—	—
Depreciation of fixed assets	(161)	(4)	—
Accrual for professional services	(15)	—	—
Inventory usage	22	—	—
Other	46	(20)	—
Tax provision	191	—	(191)
Total adjustments	(677)	459	(159)
Restated	$7,727	$1,486	$(47,601)
Net income available to common stockholders per share—diluted (as previously reported)	$0.53	$0.07
Effect of restatement	(0.05)	0.04
Net income available to common stockholders per share—diluted (restated)	$0.48	$0.11

Impact of Restatement on 2005 Consolidated Financial Statements

As a result of the errors that we identified at the end of the third quarter of 2006 and our evaluation of the impact on 2005 of the audit adjustments for periods prior to 2006 that we had previously considered not to be material, we restated our Consolidated Financial Statements for each calendar quarter in 2005 and for the year ended December 31, 2005.  See Note 25 to the Consolidated Financial Statements.

For the year ended December 31, 2005, the effect of the restatement on our operating results was as follows:

•                    Total revenue decreased by $0.6 million from $139.7 million as originally reported to $139.1 million as restated;

•                    Total cost of sales increased by $0.4 million from $76.5 million as originally reported to $76.9 million as restated;

•                    Total operating expenses decreased nominally;

•                    Income from operations decreased by $0.9 million from $9.3 million as originally reported to $8.4 million as restated; and

•                    Income available to common stockholders decreased by $0.7 million from $8.4 million as originally reported to $7.7 million as restated.

Consolidated Statement of Operations.   Table 2 and the accompanying text show the effect of the restatement on our Consolidated Statement of Operations for the year ended December 31, 2005.

Table 2

Year Ended
Changes in Consolidated Statement of Operations	December 31, 2005 Restatement Increase/(Decrease)
(amounts in $000s)
Revenue	$(592)
Cost of sales	376
Gross profit	(968)
Operating expenses	(38)
Operating income	(930)
Interest and other expense, net	(62)
Income before income taxes	(868)
Income tax provision (benefit)	(191)
Net income	$(677)

The changes in our operating results for 2005 arising out of the restatement primarily related to the following:

•                    The decrease in revenue was due to $0.4 million of adjustments for credit memoranda for customers and $0.2 million of adjustments related to amortization for warranty and training revenue, which adjustments arose out of the errors discussed above.

•                    The $0.4 million increase in cost of sales was primarily the result of the correction of the recognition of royalty expense.

•                    The nominal decrease in operating expenses resulted from additional depreciation expense that was recorded for assets placed in service and accruals of professional fees that were more than offset by corrections made to record securities issuance costs as a reduction of additional paid-in capital.

•                    The change to interest and other expense, net related to an increase in interest income.

•                    The income tax benefit related to the correction of a foreign income tax provision in 2005 that was applicable to prior periods.

Consolidated Balance Sheet.   Table 3 and the accompanying text show the impact of the restatement on the line items in our Consolidated Balance Sheet at December 31, 2005.

Table 3

Changes in Consolidated Balance Sheet	December 31, 2005 Restatement Increase/(Decrease)
(amounts in $000s)
Current assets:
Cash and cash equivalents	$216
Accounts receivable	(406)
Inventories	850
Prepaid expenses and other current assets	(32)
Deposits	(216)
Total current assets	412
Other assets:
Property and equipment, net	(174)
Goodwill	1,324
Intangible assets, net	587
Other assets, net	(587)
1,150
Total assets	$1,562
Current liabilities:
Current portion of long-term debt	$—
Accounts payable	735
Accrued liabilities	142
Deferred revenue	(43)
Total current liabilities	834
Other liabilities:
Long-term debt, less current portion	0
Other liabilities	(8)
Total other liabilities	(8)
Stockholders’ equity	736
Total liabilities and stockholder’s equity	$1,562

The changes arising from the restatement primarily relate to the following:

•       The $0.2 million increase in cash and cash equivalents resulted from the correction of a previous error in the classification of unrestricted cash as deposits.

•       The $0.4 million decrease in accounts receivable primarily related to adjustments for credit memoranda for customers that were applicable to the period.

•       The $0.9 million increase in inventory primarily related to an increase in the accrual for inventory in transit from our suppliers where title had passed at year end.

•       The $0.2 million decrease in deposits relates to the reclassification of amounts from deposits to cash and cash equivalents discussed above.

•       The $0.6 million increase in intangible assets, net and the corresponding decrease in other assets, net were primarily the result of a reclassification of amounts between the two line items on the balance sheet.

•       The $1.3 million increase in goodwill reflects the effect in 2005 of foreign currency translation between the Swiss franc and the U.S. dollar arising from the accounting for goodwill in the acquisition of our Swiss subsidiary.

•       The $0.7 million increase in stockholders’ equity reflects the $1.3 million cumulative increase in other comprehensive income, partially offset by a $0.2 million reduction of additional paid-in capital and a $0.4 million increase in the deficit in earnings.

•       The $0.7 million increase in accounts payable was primarily a result of reconciliation adjustments between the accounts payable sub-ledgers and the general ledger as a result of our conversion to our new ERP system.

•       The $0.1 million increase in accrued liabilities primarily relates to an adjustment to properly record the net unrealized loss on foreign currency hedging contracts.

Other changes to the balance sheet line items at December 31, 2005 periods were not material, individually or in the aggregate. Such changes included miscellaneous adjustments to inventories, additional depreciation expense for items placed in service which had not been depreciated prior to restatement and miscellaneous reconciliation adjustments.

Consolidated Statement of Cash Flows.   As discussed above, the restatement of our 2005 financial statements resulted in a $0.2 million increase in cash and cash equivalents as of December 31, 2005 that resulted from the reclassifications of cash and cash equivalents within the balance sheet discussed above. Table 4 sets forth the impact of the restatement on our Consolidated Statement of Cash Flows for the year ended December 31, 2005.

Table 4

Changes in Consolidated Statement of Cash Flows	Year ended December 31, 2005 Restatement Increase/(Decrease)
(amounts in $000s)
Net income	$(6771)
Non-cash operating items	162
Changes to operating accounts	560
Net cash provided by (used in) operating activities	45
Cash provided by (used in) investing activities	177
Cash provided by financing activities	(208)
Effects of exchange rate changes on cash	(27)
Net increase (decrease) in cash and cash equivalents	(13)
Cash and cash equivalents, beginning of period	229
Cash and cash equivalents, end of period	$216

For the year ended December 31, 2005, on a restated basis:

•       The nominal increase in net cash provided by operating activities for the year primarily related to the $0.7 million reduction in net income for the year reflected in our 2005 restated Consolidated Statement of Operations that was more than offset by cash generated from $0.6 million of changes to operating accounts and a $0.2 million increase in depreciation and other non-cash items. The changes in operating accounts were primarily due to changes in accounts receivable, inventories, accounts payable, accrued liabilities and deferred revenue reflected on our 2005 restated Consolidated Balance Sheet.

•       The $0.2 million decrease in net cash used in investing activities for the year related to a $0.1 million reduction in purchases of property and equipment and the $0.1 million reduction in software development costs reflected in property and equipment on our 2005 restated Consolidated Balance Sheet.

•       The nominal increase in net cash provided by operating activities was offset by a $0.2 million decrease in net cash provided by financing activities resulting from a decrease in securities issuance costs included in those cash flows that were charged to additional paid-in capital in the restatement.

Impact of the Restatement on 2004 Consolidated Financial Statements

As a result of the errors that we identified at the end of the third quarter of 2006 and our evaluation of the impact on 2004 of the audit adjustments for periods prior to 2006 that we had previously considered not to be material, we restated our Consolidated Financial Statements for the year ended December 31, 2004.

Consolidated Statement of Operations.   Table 5 and the accompanying text show the effect of the restatement on our Consolidated Statement of Operations for the year ended December 31, 2004.

Table 5

Year Ended
Changes in Consolidated Statement of Operations	December 31, 2004 Restatement Increase/(Decrease)
(amounts in $000s)
Revenue	$231
Cost of sales	(234)
Gross profit	465
Operating expenses	4
Operating income	461
Interest and other expense, net	2
Income before income taxes	459
Income tax provision (benefit)	—
Net income	$459

The changes in our operating results in 2004 arising out of the restatement primarily related to the following:

•       The $0.2 million increase in revenue was primarily related to a $0.2 million adjustment of amortization for warranty and training revenue.

•       The $0.2 million decrease in the cost of sales was primarily related to a $0.3 million adjustment of royalty expense that was overstated in 2004 and understated in 2005.

•       As a result of these changes, net income increased by $0.5 million.

Consolidated Balance Sheet.   Table 6 and the accompanying text shows the impact of the restatement on our 2004 Consolidated Balance Sheet line items.

Table 6

Changes in Consolidated Balance Sheet	December 31, 2004 Restatement Increase/(Decrease)
(amounts in $000s)
Current assets:
Cash and cash equivalents	$229
Accounts receivable	(13)
Inventories	(18)
Prepaid expenses and other current assets	(50)
Deposits	(229)
Total current assets	(81)
Other assets:
Property and equipment, net	71
Intangible assets, net	584
Goodwill	2,293
Other assets, net	(584)
Total other assets	2,364
Total assets	$2,283
Current liabilities:
Current portion of long-term debt	$—
Accounts payable	35
Accrued liabilities	(112)
Deferred revenue	(225)
Total current liabilities	(302)
Other liabilities:
Long-term debt, less current portion	—
Other liabilities	(8)
Total other liabilities	(8)
Stockholders’ equity	2,593
Total liabilities and stockholders’ equity	$2,283

The changes arising from the restatement in the December 31, 2004 Consolidated Balance Sheet primarily relate to the following:

•       The $0.2 million increase in cash and cash equivalents resulted from the correction of a previous error in the classification of unrestricted cash in deposits as discussed above.

•       The $0.2 million decrease in deposits relates to the reclassification of amounts from deposits to cash and cash equivalents discussed immediately above.

•       The $0.6 million net increase in intangible assets is a result of a reclassification of certain other assets on the balance sheet.

•       The $2.3 million increase in goodwill reflects the effect in 2004 of foreign currency translation related to goodwill of our Swiss subsidiary.

•       The $0.1 million decrease of accrued liabilities was primarily related to a $0.3 million adjustment of royalty expense that was overstated in 2004 and understated in 2005, partially offset by a $0.2 million adjustment to increase the foreign income tax liability.

•       The $0.2 million decrease in deferred revenue was primarily related to a $0.2 million adjustment of amortization for warranty and training revenue.

•       The $2.6 million increase in stockholders’ equity arose from a $2.3 million cumulative increase in comprehensive income related to currency-related translation changes in goodwill of our Swiss subsidiary in 2004 and a $0.3 million decrease in our accumulated loss.

Other changes to the Consolidated Balance Sheet line items at December 31, 2004 were not material, individually or in the aggregate. Such changes included miscellaneous adjustments to inventories, additional depreciation expense for items placed in service which had not been removed from CIP accounts prior to restatement and miscellaneous reconciliation adjustments.

Consolidated Statement of Cash Flows.   The restatement of our financial statements for the year ended December 31, 2004 resulted in a $0.2 million increase in cash and cash equivalents as of December 31, 2004 resulting from a reclassification of cash and cash equivalents within the balance sheet as discussed above. Table 7 sets forth the impact of the restatement on our Consolidated Statement of Cash Flows at December 31, 2004.

Table 7

Year Ended
Changes in Consolidated Statement of Cash Flows	December 31, 2004 Restatement Increase/(Decrease)
(amounts in $000s)
Net income	$459
Non-cash operating items	—
Changes to operating accounts	(799)
Net cash provided by operating activities	(340)
Cash provided by (used in) investing activities	—
Cash provided by financing activities	1
Effects of exchange rate changes on cash	14
Net increase (decrease) in cash and cash equivalents	(325)
Cash and cash equivalents, beginning of period	554
Cash and cash equivalents, end of period	$229

As shown in Table 7, as a result of the restatement, cash provided by operating activities decreased $0.3 million for the year ended December 31, 2004. The $0.5 million increase in net income arising from the restatement was more than offset by restated changes to operating accounts.

Results of Operations for 2006, 2005 and 2004

Table 8 below sets forth, for the periods indicated, revenue and percentage of revenue by class of product and service.

Table 8

	2006		2005 Restated		2004 Restated
	(dollars in thousands)
Systems and other products	$46,463	34.5%	$55,133	39.6%	$46,208	36.7%
Materials	52,062	38.6	44,648	32.1	37,999	30.3
Services	36,295	26.9	39,297	28.3	41,403	33.0
Totals	$134,820	100.0%	$139,078	100.0%	$125,610	100.0%

Consolidated revenue

As discussed above, the principal factors affecting our revenue in 2006 compared to 2005 were:

•       The disruptions arising from our ERP system implementation;

•       The outsourcing of our logistics and warehousing activities; and

•       The growth challenges that we incurred as a result of our recent new systems introductions that led to, among other things, shortages of parts resulting in loss of parts revenue, higher costs of goods sold and delayed shipments of finished products.

These factors primarily affected revenue from our systems and services in 2006 and overshadowed the factors that normally affect our consolidated revenue including:

•       Changes in new product revenue;

•       The combined effect of changes in product mix and average selling prices; and

•       The effect of foreign currency translation.

As used in this Management’s Discussion and Analysis, the combined effect of changes in product mix and average selling prices, sometimes referred to as price and mix effects, relates to changes in revenue that are not able to be specifically related to changes in unit volume. Among these changes are changes in the product mix of our systems as the trend toward smaller, more economical systems that has affected our business for the past several years has continued and the influence of new products has grown.

For 2006, our consolidated revenue decreased 3.1% to $134.8 million from $139.1 million in 2005, as restated. In 2005, consolidated revenue increased 10.7% from $125.6 million in 2004, as restated.

The $4.3 million decrease in consolidated revenue for 2006 was primarily due to the disruptions and challenges discussed elsewhere in this Form 10-K and primarily affected revenue from systems and services. Sales of new products and services introduced since the latter part of 2003 increased by $7.0 million to $49.2 million in 2006, representing approximately 36.5% of revenue for the year.

The $13.5 million increase in consolidated revenue for 2005 was primarily due to new product volume and the combined effect of price and mix, partially offset by lower volume of our core older products and the unfavorable effect of foreign currency translation. Sales of new products and services introduced since the latter part of 2003 increased by 18.2% to $42.2 million in 2005 but were partly offset by $11.9 million of lower sales of our core products and services, continuing their downward trend.

Revenue by class of product and service

2006 compared to 2005.   As shown in Table 9, the $4.3 million decrease in consolidated revenue in 2006 compared to 2005 reflects the effect of an $11.7 million decline in systems and service revenue in 2006 that was partially offset by $7.4 million of higher revenue from materials sales. Sales of new products and services introduced since the latter part of 2003 increased by $7.0 million to $49.2 million in 2006. Unit volume of sales of legacy products declined by $7.9 million in 2006, more than offsetting the favorable effect of higher sales of new products and services. Unfavorable price/mix effects decreased revenue by $4.2 million, which was partially offset by $0.5 million of favorable foreign currency translation effects.

The components of the $4.3 million decline in revenue by class of product and service for 2006 are shown in Table 9, together with the corresponding percentage of that change compared with 2005 revenue by class of product or service.

Table 9

								Net change in
	Systems and							consolidated
	other products		Materials		Services			revenue
	(dollars in thousands)
Volume—core products and services	$(5,505)	(10.0)%	$1,097	2.5%	$(3,464)	(8.8)%	$(7,872)	(5.7)%
Volume—new products and services	2,709	4.9%	4,267	9.6%	390	1.0	7,366	5.3%
Price/mix	(6,234)	(11.3)	2,032	4.6	—	0.0	(4,202)	(3.0)
Foreign currency translation.	360	0.7	18	0.0	72	0.2	450	0.3
Net change in consolidated revenue	$(8,670)	(15.7)%	$7,414	16.6%	$(3,002)	(7.6)%	$(4,258)	(3.1)%

As set forth in Table 8 and Table 9:

•       Revenue from systems and other products decreased 15.7% to $46.5 million in 2006 from $55.1 million in 2005, as restated. Revenue from systems and other products represented 34.5% and 39.6% of consolidated revenue for 2006 and 2005, respectively.

The $8.7 million decrease in revenue from systems and other products reflects $5.6 million of unit volume decreases from our core products and $6.2 million of unfavorable price/mix effects that were only partially offset by $2.7 million of unit volume increases from our newer systems and a favorable $0.4 million foreign currency translation effect.

•       Revenue from materials increased 16.6% to $52.1 million for 2006 from $44.6 million for 2005, as restated. Revenue from materials represented 38.6% and 32.1% of consolidated revenue for 2006 and 2005, respectively.

The $7.4 million increase in revenue from materials was primarily due to $4.3 million of higher unit sales of new products, $1.1 million of higher unit sales of core products and $2.0 million of favorable price and mix effects.

•       Revenue from services decreased 7.6% to $36.3 million for 2006 from $39.3 million for 2005, as restated. Revenue from services represented 26.9% and 28.3% of consolidated revenue for 2006 and 2005, respectively.

The decrease in revenue from services was principally due to a $3.5 million decline in support services provided for our legacy systems as customers transition to newer systems.

2005 compared to 2004.   The $13.5 million increase in consolidated revenue in 2005 compared to 2004 was primarily due to higher unit sales from new products and services and the combined effect of price and mix. This increase was partially offset by lower revenue from our core legacy products and services, reflecting a continuing trend in lower revenue from those products and services. Foreign currency translation, which added $5.8 million to consolidated revenue in 2004, had a $1.2 million adverse effect on consolidated revenue in 2005 as the U.S. dollar strengthened against the foreign currencies in which we transact business in 2005. Expressed in percentage terms, the effect of foreign currency translation in 2005 was to reduce our growth in revenue by 1.0 percentage point while in 2004 it had the effect of increasing our revenue growth by 5.3 percentage points.

The components of this $13.5 million increase in revenue as they relate to our classes of products and services for 2005 are shown in the following table, together with the corresponding percentage of that change compared to the 2004 level of revenue for that product or service.

Table 10

							Net change in
	Systems and						consolidated
	other products		Materials		Services		revenue
	(dollars in thousands)
Volume—core products and services	$(6,694)	(14.5)%	$(1,587)	(4.2)%	$(3,663)	(8.8)%	$(11,944)	(9.5)%
Volume—new products and services	13,332	28.9	7,920	20.8	1,607	3.9	22,859	18.2
Price/mix	3,085	6.7	677	1.8	—	—	3,762	3.0
Foreign currency translation.	(798)	(1.7)	(361)	(1.0)	(50)	(0.1)	(1,209)	(1.0)
Net change in consolidated revenue	$8,925	19.3%	$6,649	17.5%	$(2,106)	(5.1)%	$13,468	10.7%

As set forth in Table 8 and Table 10:

•       Revenue in 2005 from systems and other products increased 19.3% to $55.1 million from $46.2 million in 2004. Revenue from systems and other products represented 39.6% and 36.8% of consolidated revenue for 2005 and 2004, respectively.

The $8.9 million increase in revenue from systems and other products was primarily due to $13.3 million of increased unit volume arising from sales of our newer systems and the favorable combined effect of price and mix, partially offset by a $6.7 million decline in core product unit volume and $0.8 million of unfavorable foreign currency translation effects.

•       Revenue from materials increased 17.5% to $44.6 million in 2005 from $38.0 million for 2004. Revenue from materials represented 32.1% and 30.3% of consolidated revenue for 2005 and 2004, respectively.

The $6.6 million increase in revenue from materials was primarily due to $7.9 million of higher unit sales of new products and the $0.7 million favorable combined effect of price and mix, partially offset by a $1.6 million decline in core product unit volume and a $0.4 million unfavorable effect of foreign currency translation.

•       Revenue from services decreased 5.1% to $39.3 million for 2005 from $41.4 million for 2004. Revenue from services represented 28.3% and 33.0% of consolidated revenue for 2005 and 2004, respectively.

The decrease in revenue from services was principally due to a net $3.7 million decline in unit volume of our core services that more than offset a $1.6 million increase in revenue from new services and the $0.1 million unfavorable effect of foreign currency translation.

Revenue by geographic region

For 2006, on a geographic basis, the $4.3 million decline in consolidated revenue was attributable to lower revenue from U.S. and Asia-Pacific operations, which was partly offset by an increase in revenue from European operations. The U.S. and the Asia-Pacific region were the principal contributors to our higher level of revenue in 2005 compared to 2004, each as restated. European revenue decreased modestly in 2005 compared to 2004.

Revenue by geographic area in which we operate is shown in Table 11 for each of these periods.

Table 11

	Year ended December 31,
	2006		2005 Restated		2004 Restated
	(dollars in thousands)
U.S. operations	$58,646	43.5%	$65,428	47.0%	$52,255	41.6%
European operations	53,884	40.0	50,654	36.4	52,407	41.7
Asia-Pacific operations	22,290	16.5	22,996	16.6	20,948	16.7
Total revenue	$134,820	100.0%	$139,078	100.0%	$125,610	100.0%

2006 compared to 2005.

The components of our $4.3 million decrease in revenue by geographic region for 2006 are shown in Table 12, together with the corresponding percentage of that change compared to the level of revenue for the corresponding period of 2005 for that geographic area.

On a consolidated basis, this $4.3 million decrease resulted from $11.1 million of lower unit volume contributed by the U.S. and the Asia-Pacific region, partially offset by a $5.4 million increase in unit volume in Europe, $4.7 million of favorable price/mix effect derived from the Asia-Pacific region, partially offset by unfavorable price/mix effects in the U.S. and Europe and the $0.5 million favorable effect of foreign currency translation, reflecting partially offsetting currency translation effects in Europe and the Asia-Pacific regions.

Table 12

							Net change in
							consolidated
	U.S.		Europe		Asia-Pacific		revenue
	(dollars in thousands)
Volume	$(6,364)	(9.8)%	$5,427	10.7%	$(4,684)	(20.4)%	$(5,621)	(4.1)%
Price/mix	(418)	(0.6)	(3,392)	(6.7)	4,723	20.5	913	0.7
Foreign currency translation.	—	—	1,194	2.4	(744)	(3.2)	450	0.3
Net change in consolidated revenue	$(6,782)	(10.4)%	3,229	6.4%	$(705)	(3.1)%	$(4,258)	(3.1)%

As set forth in Tables 11 and 12:

•       Revenue from U.S. operations in 2006 decreased by $6.8 million to $58.6 million from $65.4 million in 2005 as a $6.4 million decline in unit volume was combined with a $0.4 million negative combined effect of price and mix. Revenue from U.S. operations represented 43.5% and 47.0% of consolidated revenue for 2006 and 2005, respectively.

•       Revenue from operations outside the U.S. increased by $2.5 million or 3.4% to $76.2 million for 2006 from $73.7 million for 2005 and increased to 56.5% of consolidated revenue for 2006 from 52.9% of consolidated revenue for 2005 reflecting the effect of the $3.2 million increase in European revenue in 2006, partially offset by a $0.7 million decrease in Asia-Pacific revenue. Excluding the $0.5 million favorable effect of foreign currency translation, revenue from operations outside the U.S. would have increased 2.8% for 2006 compared to 2005 and would have been 56.4% of consolidated revenue for 2006.

•       Revenue from European operations increased by $3.2 million or 6.4% to $53.9 million for 2006 from $50.7 million for 2005. This increase was primarily due to $5.4 million of higher unit volume and the favorable $1.2 million effect of foreign currency translation, partially offset by the $3.4 million unfavorable effect of price and mix. European revenue represented 40.0% and 36.4% of consolidated revenue for 2006 and 2005, respectively.

•       Revenue from Asia-Pacific operations decreased by $0.7 million to $22.3 million in 2006 compared to $23.0 million 2005. This decrease in revenue was due primarily to a $0.7 million unfavorable effect of foreign currency translation as the unfavorable effect of lower unit volume and the favorable effect of price and mix substantially offset each other. Asia-Pacific revenue represented 16.6% and 16.7% of consolidated revenue for each of 2006 and 2005, as restated, respectively.

2005 compared to 2004.   The components of our $13.5 million increase in revenue by geographic region for 2005 are shown in Table 13, together with the corresponding percentage of that change compared to the level of revenue for the corresponding period of 2004 for that geographic area.

On a consolidated basis, this $13.5 million increase resulted from $13.9 million of higher unit volume contributed by the U.S. and the Asia-Pacific region and $3.8 million arising from the favorable combined effect of price and mix, partially offset by a decline in unit volume in Europe and the $1.2 million unfavorable effect of foreign currency translation, derived from both Europe and the Asia-Pacific region.

Table 13

							Net change in
							consolidated
	U.S.		Europe		Asia-Pacific		revenue
	(dollars in thousands)
Volume	$11,658	22.3%	$(3,024)	(5.8)%	$2,281	10.8%	$10,915	8.7%
Price/mix	1,514	2.9	1,717	3.3	531	2.5	3,762	3.0
Foreign currency translation.	—	—	(445)	(0.8)	(764)	(3.5)	(1,209)	(1.0)
Net change in consolidated revenue	$13,172	25.2%	$(1,752)	(3.3)%	2,048	9.8%	$13,468	10.7%

As set forth in Tables 11 and 13:

•       Revenue from U.S. operations increased by $13.2 million or 25.2% to $65.4 million for 2005 from $52.3 million for 2004. The growth in revenue from U.S. operations was primarily due to higher unit volume, as we realized the benefits of the 2004 restructuring of the U.S. sales organization, aided by the combined effect of price and mix. Revenue from U.S. operations represented 47.0% and 41.6% of consolidated revenue for 2005 and 2004, respectively.

•       Revenue from operations outside the U.S. was essentially flat at $73.7 million for 2005 compared to $73.4 million for 2004 but decreased to 53.0% of consolidated revenue for 2005 from 58.4% of consolidated revenue for 2004, reflecting the effect of the higher growth in revenue in the U.S.

Expressed in percentage terms, the effect of foreign currency translation on revenue from operations outside the U.S. was to reduce it by 1.0 percentage points for 2005 as a percentage of consolidated 2005 revenue. Compared to our 2004 revenue from operations outside the U.S., the effect of the $1.2 million unfavorable effect of foreign currency translation in 2005 was to reduce revenue from those operations by 1.6 percentage points.

•       Revenue from Asia-Pacific operations increased by $2.0 million or 9.8% to $23.0 million for 2005 from $20.9 million for 2004. This increase in revenue resulted primarily from a $2.3 million increase in unit volume and $0.5 million favorable combined effect of price and mix, partially offset by an $0.8 million unfavorable effect of foreign currency translation. Asia-Pacific revenue represented 16.5% and 16.7% of consolidated revenue for 2005 and 2004, respectively.

•       The favorable performance of our Asia-Pacific operations was largely offset by lower revenue from our European operations, which decreased by $1.8 million or 3.3% to $50.7 million for 2005 from $52.4 million for 2004. This decrease was due primarily to $3.5 million of lower revenue arising from lower unit volume and the adverse effect of foreign currency translation, partially offset by $1.7 million from the favorable combined effect of price and mix. European revenue represented 36.4% and 41.7% of consolidated revenue for 2005 and 2004, respectively.

Costs and margins

We experienced a decrease in our gross profit and gross profit margin in 2006 compared to 2005 after having experienced an improvement in our gross profit and a 0.3 percentage point decline in our gross profit margin in 2005 compared to 2004, each as restated. Gross profit decreased 25.6% to $46.3 million in 2006 compared to $62.2 million in 2005, as restated. Gross profit increased 9.9% in 2005 compared to $56.6 million in 2004.

Table 14

	Year ended December 31,
	2006		2005 Restated		2004 Restated
	Gross Profit	% Revenue	Gross Profit	% Revenue	Gross Profit	% Revenue
	(dollars in thousands)
Products	$39,296	39.9%	$49,449	49.6%	$40,543	48.1%
Services	6,961	19.2	12,713	32.4	16,013	38.7
Total	$46,257	34.3%	$62,162	44.7%	$56,556	45.0%

The $15.9 million decrease in gross profit in 2006 was due primarily to the combined effects of our lower revenue; our ERP system, supply chain and logistics disruptions that we encountered primarily in the second and third quarters of 2006; and to special accommodations that we extended to certain customers whose orders for our products or services or for repairs to systems were delayed by the disruptions we encountered with our ERP system and our logistics activities or who encountered stability issues with their equipment installations that we were not able to quickly address as a result of resource constraints on our service organization. The decline in gross profit margin also includes the $0.4 million difference in inventory value discussed in “Business—Significant 2006 Developments—ERP Implementation” above that was included in cost of sales for 2006 and the recording of credit memoranda for the benefit of customers for product return and pricing issues in 2006. The $5.6 million increase in gross profit in 2005 was due primarily to our higher unit volume and the favorable combined effect of price and mix.

Our gross profit margin decreased 10.4 percentage points to 34.3% of consolidated revenue in 2006 due to the factors described above. Our gross profit margin decreased 0.3 percentage points to 44.7% of consolidated revenue in 2005 compared to 2004 as the 1.5 percentage point increase in product margins was more than offset by a decline in service margins and the adverse foreign currency transaction items discussed below.

Cost of sales, which is the principal influence on gross profit, increased 15.1% to $88.6 million in 2006 and 11.4% to $76.9 million in 2005 from $69.1 million in 2004. As a percentage of consolidated revenue, cost of sales increased to 65.7% of revenue in 2006 and to 55.3% of revenue in 2005 from 55.0% of consolidated revenue in 2004 resulting in a decline in gross profit margin in each year.

The increase in cost of sales in 2006 was due primarily to the disruptions and special accommodations mentioned above. The $8.9 million increase in cost of sales for products included $3.6 million of inventory reductions for shrinkage, obsolescence and scrap, $2.1 million of higher manufacturing costs, and $1.3 million of unfavorable purchase price variances, partially offset by $0.7 million of favorable foreign exchange transaction gains and $0.5 million of lower license amortization expense. The $2.8 million increase in cost of sales for services resulted from increased installation costs of newer systems and the disruptions and special accommodations discussed above.

The increase in cost of sales in 2005 was due primarily to our higher volume and unfavorable effect of foreign currency transactions. Foreign currency transaction items had a $1.0 million unfavorable effect on cost of sales compared to 2004, resulting in a 1.9 percentage point reduction in gross profit.

Gross profit margin for products decreased to 39.9% of consolidated product revenue in 2006 from 49.6% of 2005 consolidated product revenue. The decrease in product margins in 2006 was due primarily to the factors discussed above.

Gross profit margin for products increased to 49.6% of consolidated product revenue in 2005 from 48.1% of 2004 consolidated product revenue. The increase in product margins in 2005 was due primarily to higher unit sales of new systems and materials, lower costs from our outsourcing activities and the favorable combined effect of price and mix, but we did not realize the full benefit of those improvements because of unabsorbed manufacturing overhead arising from our outsourcing activities, additional costs associated with rollout of two major new systems in 2005 and adverse foreign exchange transaction effects.

Gross profit margin on services decreased to 19.2% of consolidated service revenue for 2006 from 32.4% of 2005 consolidated service revenue. Service margins in 2006 were adversely affected by disruptions in product availability, reduced sales volume of systems and increased installation costs.

Gross profit margin on services decreased to 32.4% of consolidated service revenue for 2005 from 38.7% of 2004 consolidated service revenue. Service margins in 2005 were adversely affected by lower sales of upgrades for older legacy systems, higher training and field service activity and by allowances provided to customers.

Operating expenses

As shown in Table 15, total operating expenses increased by $18.2 million or 33.9% to $71.9 million in 2006 after having increased 6.4% to $53.7 million in 2005 compared to 2004, each as restated. The increase in 2006 was primarily due to:

•  $5.4 million of higher severance and restructuring costs related to the relocation of our headquarters to Rock Hill, which were generally in line with our previously announced expectations;

•  $10.3 million of higher selling, general and administrative expenses; and

•  $1.9 million of higher research and development expenses.

The higher severance and restructuring costs constituted approximately 31% of the increase in operating expenses in 2006.

The increase in operating expenses in 2005 was primarily due to $1.7 million of higher research and development expenses, reflecting our continuing commitment of resources to research and development projects and new product developments, and $1.2 million of severance and restructuring costs, primarily arising from our relocation to Rock Hill, South Carolina. The increase in severance and restructuring costs constituted approximately 19% of the increase in operating expenses in 2005. Selling, general and administrative expenses increased by $0.9 million in 2005.

As a percentage of revenue, operating expenses increased to 53.4% of revenue in 2006 after declining in 2005 to 38.6% of revenue from 40.3% of revenue in 2004. As one of our business objectives, we are working to manage our operating expenses to be in the range of 30% to 35% of revenue as our business grows. However, there can be no assurance that we will achieve this objective.

Table 15

	Year ended December 31,
	2006		2005 Restated		2004 Restated
	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue
	(dollars in thousands)
SG&A	$51,204	38.0%	$40,344	29.0%	$39,415	31.4%
R&D	14,098	10.5	12,176	8.7	10,474	8.4
Severance and restructuring costs	6,646	4.9	1,227	0.9	605	0.5
Total	$71,948	53.4%	$53,747	38.6%	$50,494	40.3%

Selling, general and administrative expenses.   Selling, general and administrative expenses increased by $10.9 million or 26.9% to $51.2 million in 2006 compared to 2005 and increased by $0.9 million in 2005 compared to 2004. As a percentage of revenue, selling, general and administrative expenses were 38.0%, 29.0% and 31.4% of consolidated revenue in 2006, 2005 and 2004, respectively.

The $10.9 million increase in selling, general and administrative expenses in 2006 was primarily due to:

•  $5.7 million of higher consulting expenses that were incurred primarily in connection with our ERP implementation and the restatement of our financial statements;

•  $1.5 million of higher bad debt expense that was incurred for the reasons discussed below;

•  $1.3 million of higher stock-based compensation expense arising from our adoption on January 1, 2006 of SFAS No. 123(R), “Share-Based Payment” amounting to $0.7 million and fourth quarter 2006 expense related to prior years’ option grants of $0.5 million;

•  $1.2 million of higher travel expenses related primarily to field service; and

•  $0.6 million of higher depreciation and amortization expense.

For 2005, the $0.9 million increase in selling, general and administrative expenses compared to 2004 was primarily due to:

•  A $2.8 million reduction in legal fees and expenses as a result of our settlement in 2004 of various legacy legal matters,

that was more than offset by:

•  The absence in 2005 of a $1.5 million benefit in 2004 of reductions for accruals in healthcare costs, bad debt allowances and environmental reserves;

•  A $2.0 million increase in bonuses and commissions, sales and marketing expenses and other operating costs; and

•  An increase in accounting fees, predominantly related to costs related to compliance with the Sarbanes-Oxley Act of 2002.

Bad debt expense was $1.6 million for 2006, nominal for 2005 and a $0.2 million credit for 2004. Our allowance for doubtful accounts was $2.4 million and $1.0 million at December 31, 2006 and 2005, respectively. Days sales outstanding (“DSO”) increased from 69 days at December 31, 2005 to 74 days at December 31, 2006 primarily due to higher receivables balances in Europe arising from customer delays in payment for systems while system performance issues were being resolved. As of March 31, 2007, most of those delayed payments had been collected following satisfactory resolution of performance issues. DSO increased from 53 days at December 31, 2004 to 69 days at December 31, 2005 primarily due to the timing of new systems shipments late in the fourth quarter of 2005. Receivables more than 90 days past due represented 9.9%, 5.1% and 4.9% of gross accounts receivable outstanding at December 31, 2006, 2005 and 2004, respectively.

As previously disclosed, beginning on January 1, 2006, we began to expense previously issued stock options that had not vested in accordance with SFAS No. 123(R), which requires the expensing of employee stock options and certain other equity compensation. During 2006, we recognized $0.7 million of expense related to existing unvested stock options as a result of the adoption of SFAS No. 123(R). We expect to recognize an additional $0.5 million of such expense in 2007. This projected expense will change if any additional stock options are granted, which we do not expect to occur, or cancelled prior to the end of the respective reporting periods.

Research and development expenses.   Research and development expenses increased 15.7% to $14.1 million in 2006 and 16.2% to $12.2 million in 2005 from $10.5 million in 2004. The increase in 2006 included research and development expenses that we incurred in connection with our development of the V-Flash™ desktop modeler and the Symyx research and development project, both of which are discussed earlier in this Form 10-K. We anticipate that we will continue to devote our efforts to these and other selected research and development projects and new product developments during 2007 and that, as a result, research and development expenses should be in the range of $12.0 million to $13.0 million for 2007.

Severance and restructuring costs.   Severance and other restructuring costs amounted to $6.6 million in 2006, $1.2 million in 2005 and $0.6 million in 2004. The 2006 and 2005 costs related primarily to costs incurred in connection with our relocation to Rock Hill, South Carolina, and they primarily included personnel, relocation and recruiting costs. At December 31, 2005, we maintained a $0.4 million restructuring reserve for unexpended restructuring costs. See Note 11 to the Consolidated Financial Statements.

We believe that as of December 31, 2006 we had incurred substantially all of the restructuring and relocation costs that we expected to incur in connection with our relocation to Rock Hill. These restructuring and relocation costs do not include the capitalized lease value of the lease for the Rock Hill facility at December 31, 2006 or the $3.4 million of tenant improvement and related costs that we incurred to complete the Rock Hill facility.

Our severance and other restructuring costs in 2005 related primarily to costs incurred in the fourth quarter of 2005 in connection with our relocation to Rock Hill. These costs included $0.7 million of personnel, relocation and recruiting costs and approximately $0.5 million of non-cash charges associated with accelerated amortization and asset impairments.

The $0.6 million of severance and restructuring costs that we incurred in 2004 arose from the following activities:

•  We accrued $0.4 million of severance expenses in connection with the outsourcing of our equipment assembly activities in Grand Junction, Colorado, a personnel realignment in Europe and certain other personnel changes in the U.S. We expended $0.2 million of these severance expenses through December 31, 2004 and expended the remainder in 2005.

•  We accrued an additional $0.2 million of exit costs related to our office in Austin, Texas in order to fully provide for its estimated remaining exit costs. The lease for this facility expired at the end of 2006 and was replaced by a lease for a smaller facility in Austin.

Income (loss) from operations

As a result of our lower revenue and gross profit and our higher level of operating expenses in 2006, we reported a $25.7 million loss from operations compared to $8.4 million of operating income for 2005 and $6.1 million of operating income for 2004.

On a geographic basis, we recorded a $28.7 million loss from operations in the U.S. in 2006, $3.2 million of operating income in the U.S. in 2005 and a $3.2 million loss from operations in the U.S. in 2004. During 2004, we adopted certain transfer pricing and other intercompany initiatives that contributed to our U.S. operating income in 2005 and accounted for a substantial portion of the decline in operating profit outside of the U.S. in 2005. See Note 22 to the Consolidated Financial Statements.

Depreciation and amortization increased to $6.5 million in 2006 from $5.9 million in 2005, as restated, after having declined from $7.0 million in 2004, as restated. The increase in depreciation and amortization in 2006 was primarily the result of increased depreciation associated with higher additions to fixed assets primarily resulting from our new facility in Rock Hill. The decrease in depreciation and amortization for 2005 was the result of lower level of capital expenditures during 2005.

Interest and other expense, net

Interest and other expense, net, which consists primarily of interest income and interest expense, consisted of $1.4 million of net expense for 2006 and $0.7 million of net expense for 2005, as restated, both of which were lower than our $2.0 million of net other expense in 2004, as restated. The changes in 2006 resulted from lower gains on the sale of fixed assets and higher other expenses arising from miscellaneous items.

Interest and other expense, net, declined to $0.7 million for 2005 from $2.0 million in 2004 as $0.8 million of investment income from our high level of cash and cash equivalents and higher interest rates for invested funds in 2005, partially offset $1.8 million of interest expense from our $26.3 million of outstanding debt. We also benefited in 2005 from a $0.3 million gain on the sale of certain assets and from the absence of $0.7 million of annual interest expense associated with our 7% convertible subordinated debentures, all of which were converted into Common Stock as of December 30, 2004.

Provisions for (benefit from) income taxes

We recorded a $2.2 million provision for income taxes in 2006, a $1.7 million benefit from income taxes in 2005, as restated, and a $1.1 million provision for income taxes in 2004, as restated.

Our $2.2 million provision for income taxes in 2006 primarily reflects tax expense associated with the recording of a net $1.8 million increase in the valuation allowance maintained against our deferred income tax assets in 2006. This adjustment in our valuation allowance consisted of a $2.5 million increase in valuation allowance recorded against our U.S. deferred income tax asset, partially offset by a $0.7 million reduction at December 31, 2006 in the valuation allowance maintained for various foreign entities when we determined that it was more likely than not that we would be able to utilize their deferred income tax assets attributable to income in their respective local jurisdictions. See Note 21 of the Consolidated Financial Statements. The remaining $0.4 million provision for tax expense in 2006 arose primarily from income taxes attributable to foreign jurisdictions.

A substantial portion of our deferred income tax assets results from available net operating loss carryforwards in the jurisdictions in which we operate.  Certain of these net operating loss carryforwards for U.S. state income tax purposes began to expire in 2006, and certain of them will begin to expire in later years for foreign and U.S. Federal income tax purposes. See Note 21 to the Consolidated Financial Statements.  While we were profitable in each of 2005 and 2004, our level of U.S. losses for the year ended December 31, 2006 may be viewed as evidence that we will not be able to utilize all of these net operating loss carryforwards before they expire.

As noted immediately above, our 2005 tax benefit arose from a $2.5 million reduction in the valuation allowance for our U.S. deferred income tax assets that more than offset a $0.8 million provision for taxes in 2005 arising primarily from foreign taxes. This reduction in the valuation allowance for our U.S. deferred income tax assets in 2005 was subsequently reversed in 2006 as described above. The $1.1 million tax provision in 2004 arose primarily from taxes on foreign operations.

Net income(loss); net income (loss) available to common stockholders

We recorded a $29.3 million net loss for 2006 compared to $9.4 million of net income for 2005, as restated. The principal reasons for the loss in 2006 were:

•                    Our $25.7 million operating loss in 2006, and

•                    The other expense and income tax provisions discussed above.

We recorded $9.4 million of net income for 2005, a $6.4 million increase over the $3.0 million of net income achieved in 2004, as restated. The principal reasons for the $6.4 million increase in net income in 2005 were:

•                    The $2.4 million increase in operating income;

•                    Our benefit from income taxes, due primarily to the $2.5 million non-cash reduction in the valuation allowance for our deferred income tax assets; and

•                    The $1.3 million reduction of interest and other expense, net,

that were partially offset, with respect to net income available to common stockholders, by

•                    A $0.1 million increase in dividends and accretion of issuance costs in 2005 with respect to our Series B Convertible Preferred Stock.

Net loss available to common stockholders for 2006 was $30.7 million, which included $1.4 million of preferred dividends, including $0.9 million of non-cash cost associated with the write-off of the initial offering costs that remained unaccreted as of June 8, 2006 and dividends accrued from May 5, 2006 to June 8, 2006, related to our Series B Convertible Preferred Stock that we will not incur in 2007 or in future years. On a per share basis, we recorded $1.77 of loss per share available to the common stockholders in 2006 on both a basic and fully diluted basis. See Note 18 to the Consolidated Financial Statements.

Net income available to common stockholders for 2005, as restated, was $7.7 million after deducting accrued preferred dividends and accretion of preferred stock issuance costs with respect to our then outstanding Series B Convertible Preferred Stock. On a per share basis, we recorded $0.52 of basic income per share available to the common stockholders in 2005. After taking into account the dilutive effect of outstanding stock options, diluted income per share available to the common stockholders was $0.48 in 2005.

Net income available to common stockholders for 2004, as restated, was $1.5 million, after giving effect to $1.5 million of preferred dividends and accretion of preferred stock issuance costs with respect to our then outstanding Series B Convertible Preferred Stock. On a per share basis, income per share available to the common stockholders in 2004 was $0.11 on both a basic and fully diluted basis.

The dilutive effects of our outstanding convertible securities were excluded from the calculation of diluted income per share in 2006, 2005 and 2004 as they would have been anti-dilutive, that is, they would have increased net income per share or reduced net loss per share. See Note 18 to the Consolidated Financial Statements.

Liquidity and Capital Resources

During the three years ended December 31, 2006, our principal sources of liquidity have migrated from reliance on external financing transactions to reliance on cash provided by net income and other operating activities before changes in operating accounts and in 2006 to reliance on cash recorded on our Consolidated Balance Sheet. We also benefited from proceeds from the exercise of stock options during each such year. Our unrestricted cash and cash equivalents declined to $14.3 million at December 31, 2006 from $24.3 million at December 31, 2005. See “Cash Flow” below.

Working capital

Our net working capital decreased to $17.3 million at December 31, 2006 from $43.8 million at December 31, 2005. The $26.5 million decrease in 2006 was primarily the net impact of the following decreases in working capital items:

•       a $15.1 million increase in accounts payable arising from the timing of payments and costs associated with our ERP implementation, relocation and severance, and build up of inventory;

•       a $10.0 decrease in cash and cash equivalents due to the reasons set forth below;

•       a $8.2 million increase in borrowings under our bank credit facility discussed below;

•       a $4.6 million increase in customer deposits related primarily to payment terms we adopted that require deposits with system orders;

•       a $3.3 million increase in current installments of long-term debt that occurred for the reasons discussed below;

•       a $3.0 million decrease in prepaid expenses and other current assets that occurred for the reasons dicussed below;

•       a $1.8 million net decrease in deferred income tax assets arising from the recording of a valuation allowance against those assets during 2006 (see Note 21 to the Consolidated Financial Statements),

that were partially offset by the following increases in working capital items:

•       an $11.3 million increase in inventories that occurred for the reasons discussed below;

•       a $3.5 million increase in assets held for sale that occurred for the reasons discussed below;

•       a $2.3 million decrease in deferred revenue reflecting the recognition of maintenance and warranty revenue during 2006;

•       a $1.7 million increase in accounts receivable that occurred for the reasons discussed below; and

•       a $1.2 million increase in short-term restricted cash that occured for the reasons discussed below.

As shown in Table 18 below, the $10.0 million decrease in cash and cash equivalents in 2006 arose primarily from $8.3 million of cash used in operating activities, $11.1 million of cash used in investing activities and the $0.6 million negative exchange rate effect on cash, partially offset by $10.0 million of cash generated by financing activities. The cash generated by financing activities primarily included $8.2 million of outstanding borrowings under the Silicon Valley Bank credit facility that we are currently required to repay on or before the expiration of that facility on July 1, 2007. See Note 13 to the Consolidated Financial Statements.

The components of inventories, net were as follows:

Table 16

	Year ended December 31,
	2006	2005 Restated
	(dollars in thousands)
Raw materials	$531	$207
Inventory held by assemblers	1,048	417
Work in process	—	55
Finished goods	24,535	14,131
Total	$26,114	$14,810

The $11.3 million increase in inventory at December 31, 2006 arose from:

•       $10.4 million of higher finished goods inventory that we incurred to support our anticipated level of sales and supply changes that we have implemented with certain of our outsource suppliers;

•       A $0.3 million increase in raw materials; and

•       A $0.6 million increase in inventory held by assemblers, which included a build-up of SFAS No. 49 inventory discussed below to support the supply changes with certain of our outsource suppliers mentioned above.

In connection with our outsourcing activities with our third-party assemblers, we sell to them components from time to time of our raw materials inventory related to systems that they assemble. We record those sales in our financial statements as a product financing arrangement under SFAS No. 49, “Accounting for Product Financing Arrangements.” At December 31, 2006, we held in our inventory pursuant to SFAS No. 49 $1.0 million of the inventory sold to assemblers compared to $0.4 million at December 31, 2005, and we had a corresponding accrued liability representing our non-contractual obligation to repurchase assembled systems and refurbished parts produced from such inventory. See Notes 4, 5 and 10 to the Consolidated Financial Statements.

With the outsourcing of substantially all of our equipment assembly and refurbishment activities, most of our inventory now consists of finished goods, including primarily systems, materials and service parts, as our third-party assemblers have taken over supply-chain responsibility for the assembly and refurbishment of systems. As a result, we generally no longer hold in inventory most parts for systems production or refurbishment. In calculating inventory reserves, we direct our attention to spare parts that we hold in inventory and that we expect to be used over the expected life cycles of the related systems, to inventory related to the blending of our engineered materials and composites and to our ability to sell items that are recorded in finished goods inventory, a large portion of which are new systems. We maintained $2.4 million of inventory reserves at December 31, 2006 and $1.3 million of such reserves at December 31, 2005.

Our prepaid expenses and other current assets declined by $3.0 to $6.3 million at December 31, 2006 from $9.3 million at December 31, 2005. This working capital item also includes amounts attributable to our arrangements with our outsource suppliers, which amounts affect our working capital. The components of prepaid expenses and other current assets were as set forth in Table 17:

Table 17

	Year ended December 31,
	2006	2005 Restated
Progress payments to assemblers	$698	$5,367
Non-trade receivables	2,429	1,051
Other	3,141	2,857
Total	$6,268	$9,275

The $4.7 million decline in progress payments to assemblers reflects a change in supply arrangements with certain of our assemblers, continuing a trend that we first reported for the quarter ended September 30, 2006 and that we expect to continue.

The non-trade receivables shown in Table 17, the inventory held by assemblers shown in Table 16 and a related accrued liability in an amount that corresponds to the book value of inventory held by assemblers included in accrued liabilities on our Consolidated Balance Sheet relate to the accounting for our outsourcing arrangements pursuant to SFAS No. 49. The non-trade receivables shown in Table 17 increased by $1.4 million from December 31, 2005 to $2.4 million at December 31, 2006 as a result of an increase in semi-finished systems and parts that our third-party assemblers purchased from us to complete the assembly of systems for which we had not received payment from them at year end.

The increase in restricted cash held as a current asset relates to the reclassification of that cash from a long-term asset to a current asset in anticipation of our sale of the Grand Junction facility. That cash is held on deposit as partial security for our obligations under a reimbursement agreement with Wells Fargo Bank that provides security for our obligations under the industrial development bonds related to the Grand Junction facility, is not currently available for our general use and is expected to become available for our use once our obligations under those bonds and that reimbursement agreement are discharged.

Other items included in working capital at December 31, 2006 that relate to the Grand Junction facility include the $3.3 million increase in current installments of long-term debt and the $3.5 million increase in assets held for sale mentioned above. As discussed elsewhere in this Form 10-K, we closed the Grand Junction facility late in April 2006 and subsequently listed it for sale, with $3.5 million of net assets related to that facility being reclassified on our Consolidated Balance Sheet as assets held for sale. We also reclassified the $3.3 million of long-term debt associated with the industrial development bonds that financed that facility to current installments of long-term debt in anticipation of the sale of the facility. The net impact on working capital of these actions related to the Grand Junction facility was a favorable increase of $1.5 million. See Notes 6 and 13 to the Consolidated Financial Statements.

The increase in trade accounts receivable at December 31, 2006 is primarily due to higher receivable balances in Europe arising from customer delays in payment for systems while system performance issues were being resolved. During the first quarter of 2007, most of those delayed payments were collected. DSO increased to 74 days at December 31, 2006 compared to 69 days at December 31, 2005. Accounts receivable more than 90 days past due were 6.9% of receivables at December 31, 2006 compared to 5.1% of receivables at December 31, 2005. We increased our allowance for doubtful accounts to $2.4 million as of December 31, 2006 from $1.0 million as of December 31, 2005 to reflect the increase in the accounts receivable aging as of December 31, 2006. DSO and accounts receivable more than 90 days past due reflected an improvement at December 31, 2006 compared to their levels at June 30, 2006 during the disruptions that we encountered in mid-2006 when DSO was 101 days, on a restated basis, and receivables more than 90 days past due amounted to 20.7% of receivables on a restated basis.

The changes in 2006 in the other items of working capital not discussed above arose in the ordinary course of business. Differences not discussed above between the amounts of working capital item changes in the cash flow statement and the amounts of balance sheet changes for those items are primarily the result of foreign currency translation adjustments.

Cash flow

The following table summarizes the cash used in or provided by operating activities, investing activities and financing activities, as well as the effect of exchange rate changes on cash, for the years ended December 31, 2006, 2005 and 2004:

Table 18

	2006	2005 Restated	2004 Restated
Cash provided by (used in) operating activities	$(8,330)	$(5,743)	$2,588
Cash used in investing activities	(11,016)	(2,669)	(1,935)
Cash provided by financing activities	9,935	5,489	1,148
Effect of exchange rate changes on cash	(586)	746	196
Net increase (decrease) in cash and cash equivalents	$(9,997)	$(2,177)	$1,997

Cash flow from operations

Our operations used $8.3 million of net cash in 2006. This use of cash was generated primarily by our $29.3 million net loss for the period, partially offset by $13.5 million of non-cash items and $7.4 million of net cash provided by changes in operating accounts. These changes are discussed below:

•       The $13.0 million of non-cash items included in the net loss for 2006 consisted primarily of (i) the provision for $1.8 million of valuation allowances that we placed during 2006 on our deferred income tax assets, (ii) $6.5 million of depreciation and amortization, (iii) $2.7 million of stock-based compensation expense and (iv) $2.6 million of adjustments of provisions for bad debts and inventory reserves;

•       The $7.4 million of net cash provided by changes in operating accounts, the reasons for which are discussed above, primarily included

•       a $15.0 million increase in accounts payable;

•       a $4.5 million increase in customer deposits; and

•       a $3.0 million decrease in prepaid expenses and other current assets,

partially offset by

•       an $11.2 million increase in inventories;

•       a $2.7 million decrease in deferred revenue; and

•       a $1.7 million increase in accounts receivable.

In addition to the reasons for these changes that are discussed in “Working capital” above, our operating results and our cash flow from operations were adversely affected in 2006 by the disruptions discussed above from the launch of our ERP system, supply chain activities and outsourcing of our spare parts warehousing and logistics activities that led, among other things, to shortages of parts and delays in both shipping finished products and invoicing our customers. At the same time, we purchased and paid for a large portion of the products that we had planned to sell to our customers, which reduced our available working capital.

Net cash used in operating activities in 2005 was $5.7 million. We generated $15.2 million of cash from our $9.4 million of net income and $5.9 million of non-cash expense for depreciation and amortization that was more than offset by:

•       $2.6 million of reconciling items, including the $2.5 million reduction in our valuation allowance for our deferred income tax assets, a $0.7 million adjustment to our inventory reserves and $0.3 million of gains on the disposition of property and equipment, partially offset by $0.9 million of stock-based compensation expense; and

•       $18.6 million of cash used in changes in operating accounts.

The principal changes in operating accounts, the reasons for which are discussed above, were:

•       $12.6 million of cash used for additions to accounts receivable;

•       $8.8 million of cash used for additions to inventories; and

•       $4.2 million of cash used for additions to prepaid expenses and other current assets,

partially offset by

•       a $4.9 million increase in accounts payable; and

•       $2.1 million of customer deposits and deferred revenue.

Net cash provided by operating activities in 2004 was $2.6 million, which resulted from our $3.0 million of net income and the combined $0.4 million net effect of non-cash depreciation and amortization and changes in operating accounts in the ordinary course of business.

Cash used in investing activities

We used $11.0 million of net cash for investing activities in 2006 compared to $2.7 million in 2005, as restated. This included $10.1 million of capital expenditures of which $6.5 million primarily related to our new ERP system and the Rock Hill facility and $3.4 million related to certain tenant improvements in excess of the initial allowance for tenant improvements and change-order costs necessary to complete our new headquarters and R&D facility. Cash used in investing activities also included $0.7 million of software development costs and $0.5 million for additions to patent and license rights. In 2006, we also recognized $0.2 million of cash from the proceeds of sales of property and equipment, primarily related to our Grand Junction facility, that were no longer needed for our operations.

Capital expenditures were $10.1 million in 2006, $2.5 million in 2005 and $0.8 million in 2004. We expect our capital expenditures in 2007 to be in the range of $1.5 million to $3.0 million, primarily for our new ERP system and the rapid manufacturing center located in our Rock Hill facility.

Net cash used in investing activities in 2005 increased to $2.7 million from $1.9 million in 2004, as restated. Investing activities in 2005 consisted principally of costs of acquiring and implementing our new enterprise-wide software system and computer hardware upgrades, other purchases of property and equipment, additions to licenses and patents and software development costs, partially offset by $0.7 million of proceeds from the disposition of property.

Investing activities in 2004 consisted principally of purchases of property and equipment, additions to licenses and patents and software development costs.

Cash provided by financing activities

Net cash provided by financing activities in 2006 increased to $9.9 million from $5.5 million in 2005. In 2006, cash was provided primarily from $8.2 million of bank borrowings under our Silicon Valley Bank credit facility discussed below and $2.6 million of net proceeds from stock option exercises and equity compensation awards. This amount was partially offset by scheduled payments of principal on our outstanding industrial development bonds and payments of preferred stock dividends. The reduction in cash provided by stock option, stock purchase plan and restricted stock proceeds is a trend that we expect to continue since we discontinued granting stock options in 2004 and there are now a lower number of stock options currently outstanding for future exercise.

Net cash provided by financing activities in 2005 increased to $5.5 million. The principal source of cash from financing activities in 2005 was $8.1 million received primarily from the exercise of stock options. As was the case in 2004, cash was used to pay preferred stock dividends, to make the semi-annual repayments required to be made in 2004 under our industrial development bonds and to pay certain other obligations that came due during the year.

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

Outstanding debt

Our outstanding debt at December 31, 2006 and 2005 was as follows:

Table 19

	2006	2005 Restated
	(dollars in thousands)
Silicon Valley Bank credit facility	$8,200	$—
Industrial development revenue bonds:
Current portion of long-term debt	3,545	200
Long-term debt, less current portion	—	3,545
Total	11,745	3,745
Capitalized lease obligations:
Current portion of capitalized lease obligation	168	—
Capitalized lease obligation, less current portion	8,844	—
Total	9,012	—
Subordinated debt:
6% convertible subordinated debentures	15,354	22,604
Total current portion of debt	11,913	200
Total long-term portion of debt	24,198	26,149
Total debt	$36,111	$26,349

At December 31, 2006, the carrying value of our total debt had increased to $36.1 million from $26.3 million at December 31, 2005. Our fixed-rate debt was $15.4 million at December 31, 2006 and $22.6 million at December 31, 2005. The principal reasons for the increase in the carrying value of our total debt at December 31, 2006 were the recording of our obligations under the lease for the Rock Hill facility as a capitalized lease obligation at December 31, 2006 and the drawing of $8.2 million of revolving credit loans from Silicon Valley Bank, partially offset by the conversion of $7.3 million of our 6% convertible subordinated debentures during 2006 and by $0.2 million of scheduled principal payments during 2006 on our floating-rate industrial development bonds.

As mentioned above, during the fourth quarter of 2006, we borrowed $8.2 million under the Silicon Valley Bank credit facility. That facility is currently scheduled to expire on July 1, 2007, at which time these borrowings will become due and payable. On or before this date, we plan either (a) to pay off these outstanding borrowings from available cash, (b) to replace this credit facility with a similar credit facility or (c) to obtain alternative financing.

During 2006, we recorded the remaining $3.5 million of principal payments outstanding under the industrial development bonds in the current portion of long-term debt due to our plans to sell the Grand Junction facility. We intend to repay these bonds when the sale is completed. No principal payments are required to be made under our 6% convertible subordinated debentures until their maturity in November 2013.

Silicon Valley Bank loan and security agreement

We maintain a loan and security agreement with Silicon Valley Bank that, as amended, is scheduled to expire on July 1, 2007. This credit facility provides that we and certain of our subsidiaries may borrow up to $15.0 million of revolving loans and includes sub-limits for letter of credit and foreign exchange facilities. The credit facility is secured by a first lien in favor of Silicon Valley Bank on certain of our assets, including domestic accounts receivable, inventory and certain fixed assets. Interest accrues on outstanding borrowings at either the Bank’s prime rate in effect from time to time or at a LIBOR rate plus a borrowing margin, which prior to January 12, 2007 was 2.25% for LIBOR loans. Effective January 12, 2007, borrowing margins for prime-rate loans became 50 basis points for such loans up to $10 million aggregate principal amount and 100 basis points for such loans in excess of that amount, and borrowing margins for LIBOR-rate loans became 275 basis points for such loans up to $10 million aggregate principal amount and 325 basis points for such loans in excess of that amount. We are obligated to pay, on a quarterly basis, a commitment fee equal to 0.375% per annum of the unused amount of the facility.

The facility, as amended, imposes certain limitations on our activities, including limitations on the incurrence of debt and other liens, limitations on the disposition of assets, limitations on the making of certain investments and limitations on the payment of dividends on our Common Stock. The facility also requires us to comply with certain financial covenants, including (a) a quick ratio (as defined in the credit facility) of at least 1.00 to 1.00 as of the end of each calendar quarter and (b) a ratio of total liabilities less subordinated debt to tangible net worth (as each such term is defined in the credit facility) of not more than 2.00 to 1.00 as of December 31, 2005 and at the end of each calendar quarter thereafter. The credit facility also requires that we maintain, on a trailing four-quarter basis, EBITDA (as defined in the credit facility) in an amount not less than $18.0 million for certain periods ending on or before December 31, 2005 and not less than $15.0 million for each test period ended on or after March 31, 2006.

Effective January 12, 2007, we and the Bank entered into an additional amendment to the loan and security agreement under which, among other things, certain of the financial covenants were modified for periods ending after September 30, 2006, and the parties agreed that borrowings under that agreement in excess of $10.0 million would be subject to a borrowing base tied to our accounts receivable. The facility, as amended, also requires us to comply with certain financial covenants as of December 31, 2006, including a modified quick ratio (as defined in the credit facility) of at least 0.80 to 1.00 as of December 31, 2006, 0.95 to 1.00 as of March 31, 2007 and 1.00 to 1.00 as of June 30, 2007 and the last day of each calendar quarter thereafter. The facility, as amended, also requires a modified minimum EBITDA (as defined in the credit facility) of not less than $3.0 million, $1.0 million and $2.5 million for the calendar quarters ending December 31, 2006, March 31, 2007 and June 30, 2007, respectively. For each twelve-month period on and after September 30, 2007, the minimum EBITDA is $15.0 million.

While we were not in compliance with the applicable financial covenants at December 31, 2005, as restated, the Bank agreed to waive our non-compliance with the applicable financial covenants at that date.

Effective April 26, 2007, we and the Bank entered into a further amendment to the loan and security agreement under which, among other things, the quick ratio that we are required to comply with was amended for periods commencing as of January 1, 2007 and continuing through July 1, 2007 to provide that the modified quick ratio (as defined in the credit facility) for such period be at least 0.70 to 1.00.  In addition, in that further amendment the parties agreed that all borrowings under the credit agreement would be subject to a borrowing base tied to our accounts receivable and that the borrowing margin for all prime-rate loans would be 100 basis points for such loans and for all LIBOR-rate loans would be 325 basis points for such loans, each in excess of the applicable prime rate or LIBOR rate.  The Bank also agreed at that time to waive our compliance with the financial covenants set forth in the credit agreement as of December 31, 2006 in consideration of our payment of a $20,000 non-refundable waiver fee.

At December 31, 2006, we had $8.2 million of revolving borrowings outstanding under this facility, which are to be repaid prior to the expiration of the facility on July 1, 2007. No borrowings were outstanding at December 31, 2005. At December 31, 2006, we had $0.5 million of foreign exchange forward contracts outstanding with Silicon Valley Bank while at December 31, 2005 we had $1.7 million of foreign exchange forward contracts outstanding. See Notes 12 and 13 to the Consolidated Financial Statements.

Industrial development bonds

Our Grand Junction, Colorado facility was financed by industrial development bonds in the original aggregate principal amount of $4.9 million. At December 31, 2006, the outstanding principal amount of these bonds was $3.5 million. Interest on the bonds accrues at a variable rate of interest and is payable monthly. The interest rate at December 31, 2006 was 4.01%. Principal payments are due in semi-annual installments through August 2016. We have made all scheduled payments of principal and interest on these bonds. The bonds are collateralized by, among other things, a first mortgage on the facility, a security interest in certain equipment and an irrevocable letter of credit issued by Wells Fargo Bank, N.A. pursuant to the terms of a reimbursement agreement between us and Wells Fargo. We are required to pay an annual letter of credit fee equal to 1% of the stated amount of the letter of credit.

This letter of credit is in turn collateralized by $1.2 million of restricted cash that Wells Fargo holds, which we reclassified as a short-term asset during 2006 in anticipation of our sale of the Grand Junction facility. Wells Fargo has a security interest in that restricted cash as partial security for the performance of our obligations under the reimbursement agreement. We have the right, which we have not exercised, to substitute a standby letter of credit issued by a bank acceptable to Wells Fargo as collateral in place of the funds held by Wells Fargo.

The reimbursement agreement, as amended, contains financial covenants that require, among other things, that we maintain a minimum tangible net worth (as defined in the reimbursement agreement) of $23.0 million plus 50% of net income from July 1, 2001 forward and a fixed-charge coverage ratio (as defined in the reimbursement agreement) of no less than 1.25 to 1.00. We are required to demonstrate our compliance with these financial covenants as of the end of each calendar quarter. As of December 31, 2006, Wells Fargo agreed to waive our non-compliance with the fixed-charge coverage ratio.

As discussed above, we ceased operations at our Grand Junction facility at the end of April 2006. The facility is currently listed for sale. Following the termination of a prior contract to sell the building entered into in November 2006, we agreed in April 2007 to sell the building for $6.8 million, subject to the satisfaction of certain customary conditions. We expect the closing of this transaction to occur during 2007. At that time, we expect to pay off the industrial development bonds. Following cessation of operations at the Grand Junction facility, we reclassified these bonds from long-term debt to current installments of long-term debt. See Note 13 to the Consolidated Financial Statements. Once our obligations under these bonds have been satisfied, we expect the restricted cash referred to above to be released to us.

6% convertible subordinated debentures

The 6% convertible subordinated debentures bear interest at the rate of 6% per year payable semi-annually in arrears in cash on May 31 and November 30 of each year. They are convertible into shares of Common Stock at the option of the holders at any time prior to maturity at $10.18 per share, subject to customary anti-dilution adjustments.

In 2006, $7.3 million aggregate principal amount of these debentures were converted by their holders into 712,183 shares of Common Stock. After giving effect to all conversions made prior to December 31, 2006, $15.4 million aggregate principal amount of these debentures remained outstanding, and they are currently convertible into an aggregate of 1.5 million shares of Common Stock.

We currently have the right to redeem the debentures, in whole or in part, at a price equal to 100% of the then outstanding principal amount of the debentures being redeemed, together with all accrued and unpaid interest and other amounts due in respect of the debentures. If we undergo a change of control (as defined in the Debenture Purchase Agreements), the holders may require us to redeem the debentures at 100% of their then outstanding principal amount, together with all accrued and unpaid interest and other amounts due in respect of the debentures.

The debentures are subordinated in right of payment to senior indebtedness (as defined in the Debenture Purchase Agreements).

Commitments and contingencies

On February 8, 2006, we entered into a lease agreement with KDC-Carolina Investments 3, LP pursuant to which KDC constructed and leased to us an approximately 80,000 square foot building in Rock Hill, South Carolina. Under the terms of this lease, KDC agreed to lease the building to us for an initial 15-year term following completion. See Note 23 to the Consolidated Financial Statements. We took occupancy of the building in November 2006. In connection with our relocation to the Rock Hill facility, we vacated most of the Valencia facility during the third quarter of 2006.

After its initial term, the lease provides us with the option to renew the lease for two additional five-year terms as well as the right to cause KDC, subject to certain terms and conditions, to expand the leased premises during the term of the lease, in which case the term of the lease would be extended. The lease is a triple net lease and provides for the payment of base rent of approximately $0.1 million in 2006, $0.7 million annually from 2007 through 2020, including rent escalations in 2011 and 2016, and $0.5 million in 2021. Under the terms of the lease, we will be obligated to pay all taxes, insurance, utilities and other operating costs with respect to the leased premises. The lease also grants us the right to purchase the leased premises and undeveloped land surrounding the leased premises on terms and conditions described more particularly in the lease.

In accordance with SFAS No. 13, “Accounting for Leases,” we are considered an owner of the property. Therefore, as required by SFAS No. 13, as of December 31, 2006, we recorded $8.5 million as building in our Consolidated Balance Sheet with a corresponding capitalized lease obligation in the liabilities section of the Consolidated Balance Sheet. We have also entered into several amendments to the lease pursuant to which, among other things, we agreed to pay $3.4 million of the costs incurred and capitalized related to certain additional tenant improvements and change orders. See Note 23 to the Consolidated Financial Statements.

We also expect to incur approximately $1.1 million of rent expense and exit costs in 2007 in connection with the lease for our Valencia facility that continues until December 31, 2007. We believe it is unlikely that we will  be able to sublease the facility given current market conditions, the configuration of the space and the short remaining term of the lease.

We lease certain other facilities under non-cancelable operating leases expiring through 2011. The leases are generally on a net-rent basis, under which we pay taxes, maintenance and insurance. Except for the lease of our Valencia facility, leases that expire are expected to be renewed or replaced by leases on other properties. Rental expense for the years ended December 31, 2006, 2005 and 2004 was $2.4 million, $2.5 million and $2.3 million, respectively.

For a discussion of material debt commitments (including our 6% convertible subordinated debentures and our industrial development bonds), see our discussion above under the heading “—6% convertible subordinated debentures” and “—Industrial development bonds.”

Future contractual payments at December 31, 2006 are set forth in Table 20 below.

Table 20

	Year Ending December 31
	2007	2008–2009	2010–2011	Later Years	Total
Bank credit facility(1)	$8,200	$—	$—	$—	$8,200
Capitalized lease obligations	793	1,586	1,577	15,102	19,058
Non-cancelable operating leases	1,639	758	163	35	2,595
6% convertible subordinated debentures(2)	921	1,842	1,842	17,120	21,725
Industrial development bonds(3)	360	757	828	2,460	4,405
	$11,913	$4,943	$4,410	$34,717	$55,983

(1)   Does not include accrued interest as it is a revolving credit facility that can be repaid at any time.

(2)          Includes accrued interest in each period at the 6% rate provided for in such debentures and assumes that the $15.4 million principal amount of these debentures outstanding at December 31, 2006 will not be converted into Common Stock and will remain outstanding until their final maturity date.

(3)          Includes accrued interest at the 4.01% rate in effect at December 31, 2006 and scheduled principal payments in each year. Also assumes that these bonds will not be paid off until their scheduled maturity. We intend to repay these bonds upon sale of the Grand Junction facility.

Series B Convertible Preferred Stock

As of June 8, 2006, all of our then outstanding Series B Convertible Preferred Stock had been converted by its holders into 2,639,772 shares of Common Stock, including 23,256 shares of Common Stock covering accrued and unpaid dividends to June 8, 2006. During 2006, we recorded $1.4 million of dividend cost, including approximately $1.0 million associated with the write-off of initial offering costs that remained unaccreted as of June 8, 2006 and accrued dividends to the same date. No dividends were accrued and no unaccreted costs amortized after June 30, 2006.

Stockholders’ equity

Stockholders’ equity decreased 0.7% to $69.7 million at December 31, 2006 from $70.2 million at December 31, 2005. This decrease was a direct result of the $28.7 million loss incurred in 2006. The loss was almost completely offset by the combination of the $15.2 million conversion of our Series B Preferred Stock into Common Stock (net of $1.0 million of our non-cash dividend costs discussed above), the conversion of $7.3 million aggregate principal amount of our 6% convertible subordinated debentures into Common Stock, the net proceeds from the exercise of stock options, the fair market value of restricted stock granted in 2006, and a $0.5 million favorable increase in accumulated other comprehensive income arising from our restatement of the goodwill associated with the 2001 acquisition of our Swiss subsidiary.

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

Interest rates

Our exposure to market-rate risk for changes in interest rates relates primarily to our cash and cash equivalents, our outstanding industrial development bonds and our outstanding borrowings under the Silicon Valley Bank credit facility. We seek to minimize the risk to our cash and cash equivalents by investing cash in excess of our operating needs in short-term, high-quality instruments issued by highly creditworthy financial institutions, corporations or governments. With the amount of cash and cash equivalents and floating-rate borrowings that we maintained at December 31, 2006, a hypothetical 1% or 100 basis point change in interest rates would have had a $0.03 million effect on our consolidated financial position and results of operation.

From time to time, we may use derivative financial instruments, including interest rate swaps, collars or options, to manage our exposure to fluctuations in interest rates. At December 31, 2006 and 2005, we had no such financial instruments outstanding.

The fair value of our fixed-rate debt varies with changes in interest rates. Generally, the fair value of these fixed-rate instruments will increase as interest rates fall and decrease as interest rates rise. The instruments governing our fixed-rate debt provide holders with the option to convert such debt into shares of our Common Stock, and the fair value of this debt is affected by our stock price and interest rates.

The estimated fair value of our total debt declined to approximately $44.2 million at December 31, 2006 from $94.5 million for our total debt and preferred stock at December 31, 2005. A substantial portion of this decline in fair value was attributable to the conversion of our Series B Convertible Preferred Stock in 2006. We had no shares of preferred stock outstanding at December 31, 2006 as all such outstanding shares of preferred stock were converted into shares of Common Stock on June 8, 2006. This value includes, with respect to our fixed-rate convertible securities, the cost of replacing these securities with borrowings at current rates and comparable maturities on the assumption that these securities will remain outstanding until their mandatory redemption dates. The fair value of our fixed-rate instruments is an estimate, which includes discounting of the outstanding balance to reflect current market rates of interest and an estimation of the value of the conversion rights based on the Black-Scholes’ option pricing model. The Black-Scholes’ option pricing model is intended to value options while giving effect to the term of the option, the exercise or strike price, the market price of our Common Stock and an estimate of the volatility of our Common Stock. Such changes in the fair value of our fixed-rate instruments do not alter our obligations to repay the outstanding principal amount of such debt or the total liquidation value of our previously outstanding preferred stock at maturity.

The $3.7 million decrease in estimated fair value of fixed-rate debt instruments during 2006 primarily reflected the effect of the conversion of $7.3 million of our 6% convertible subordinated debentures into Common Stock during 2006, partially offset by the addition of $9.0 million of capitalized lease obligations. The interest rate used to discount the contractual payments associated with the instruments was 13% for both 2006 and 2005. The carrying value of the Series B Convertible Preferred Stock at December 31, 2005 is reflected in the Consolidated Balance Sheets at its mandatory redemption value of $6.00 per share, net of unaccreted issuance costs. None of that preferred stock was outstanding at December 31, 2006. See Notes 12, 13 and 14 to the Consolidated Financial Statements.

Foreign exchange rates

We transact business globally and are subject to risks associated with fluctuating foreign exchange rates. More than 50% of our consolidated revenue is derived from sales outside of the U.S. See “Business—Global Operations” above. This revenue is generated primarily from the operations of our foreign sales subsidiaries in their respective countries and surrounding geographic areas and is primarily denominated in each subsidiary’s local functional currency although certain sales are denominated in other currencies, including U.S. dollars or euros, rather than the local functional currency. These subsidiaries incur most of their expenses (other than intercompany expenses) in their local functional currency. These currencies include the euro, pound sterling, Swiss franc and Japanese yen.

The geographic areas outside the U.S. in which we operate are generally not considered to be highly inflationary. Nonetheless, our foreign operations are sensitive to fluctuations in currency exchange rates arising from, among other things, certain intercompany transactions that are generally denominated in U.S. dollars rather than their respective functional currencies. Our operating results as well as our assets and liabilities are also subject to the effect of foreign currency translation when the operating results, assets and liabilities of our foreign subsidiaries are translated into U.S. dollars in our Consolidated Financial Statements.

Our Consolidated Statements of Operations include a $0.4 million loss in 2006 compared to a $0.5 million loss in 2005 and a $0.3 million gain in 2004 arising from the realized effect of foreign-currency related items. The unrealized effect of foreign currency translation in 2006 resulted in a $1.6 million gain that was recorded in stockholders’ equity as other comprehensive income, compared to a $2.2 million loss in 2005 and a $1.3 million gain in 2004. At December 31, 2006, a hypothetical change of 10% in foreign currency exchange rates would cause a $7.6 million change in revenue in our Consolidated Statement of Operations assuming all other variables were held constant.

We and our subsidiaries conduct business in various countries using both the functional currencies of those countries and other currencies to effect cross-border transactions. As a result, we and our subsidiaries are subject to the risk that fluctuations in foreign exchange rates between the dates that those transactions are entered into and their respective settlement dates will result in a foreign exchange gain or loss. When practicable, we endeavor to match assets and liabilities in the same currency on our U.S. balance sheet and those of our subsidiaries in order to reduce these risks. We also, when we consider it to be appropriate, enter into foreign currency contracts to hedge exposures arising from those transactions. We apply SFAS No. 133, “Accounting for Derivatives and Hedging Activities,” as amended by SFAS No. 137 and SFAS No. 138, to report all derivative instruments on the balance sheet at fair value. We have not adopted hedge accounting, and all gains and losses (realized or unrealized) are recognized in cost of sales in the Consolidated Statements of Operations.

At December 31, 2006 and 2005, the notional amount of these contracts at their respective settlement dates amounted to $3.0 million and $5.9 million, respectively, and related primarily to purchases of inventory from third parties and intercompany purchase obligations of our subsidiaries. The notional amount of the contracts related to purchases aggregated CHF 0.6 million and 1.6 million, respectively (equivalent to $0.5 million and $1.3 million, respectively, at settlement date.)  The respective notional amounts of the contracts related to intercompany purchase obligations at December 31, 2006 and 2005 aggregated euro 1.5 million and 0.5 million, respectively (equivalent to $1.9 million and $0.6 million, respectively, at settlement date,) pounds sterling 0.3 million and 0.3 million, respectively (equivalent to $0.6 million and $0.5 million, respectively, at settlement date) and no Japanese yen in 2006 and 399 million Japanese yen in 2005 (equivalent to $3.5 million at settlement date.)

During 2005, we entered into a range-forward arrangement with a large, creditworthy financial institution to hedge certain other currency-rate exposures in Japanese yen. This arrangement established a collar around a range of exchange rates between 106.0 and 113.5 yen to the U.S. dollar to hedge 95 million yen (with an approximate equivalent range of $0.8 million to $0.9 million) of intercompany payments from our Japanese subsidiary. Both the put and call options entered into under this hedge arrangement were for the same monetary amount and maturity date. This range-forward arrangement expired on February 6, 2006.

The dollar equivalent of the foreign currency contracts and their related fair values as of December 31, 2006 and 2005 were as follows:

Table 21

	Foreign Currency Option Contracts		Foreign Currency Purchase Contracts		Foreign Currency Sales Contracts
	2006	2005 Restated	2006	2005 Restated	2006	2005 Restated
	(dollars in thousands)
Notional amount	$—	$837	$536	$1,269	$2,487	$4,624
Fair value	—	866	526	1,258	2,595	4,519
Net unrealized gain (loss)	$—	$29	$(10)	$(11)	$(108)	$105

The net fair value of all foreign exchange contracts at December 31, 2006 and 2005 reflected unrealized gains (losses) of $(0.1) million and $0.1 million, respectively. These foreign currency contracts expire at various times between January 3, 2007 and January 31, 2007.

Changes in the fair value of derivatives are recorded in cost of sales in the Consolidated Statements of Operations. Depending on their fair value at the end of the reporting period, derivatives are recorded either in prepaid and other current assets or in accrued liabilities in the Consolidated Balance Sheets.

The total impact of foreign currency related items on the Consolidated Statements of Operations was a gain (loss) of $(0.1) million, $(0.8) million and $0.2 million for 2006, 2005 and 2004, respectively.

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

Commodity prices

We use various commodity raw materials and energy products in conjunction with our manufacturing processes. Generally, we acquire such components at market prices and do not use financial instruments to hedge commodity prices. As a result, we are exposed to market risks related to changes in commodity prices of these components. At December 31, 2006, a hypothetical 10% change in commodity prices for raw materials would cause a $1.9 million change to cost of sales in our Consolidated Statement of Operations.

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

Critical accounting estimates are estimates that meet two criteria:

•       The estimates require that we make assumptions about matters that are highly uncertain at the time the estimates are made; and

•       There exist different estimates that could reasonably be used in the current period, or changes in the estimates used are reasonably likely to occur from period to period, both of which would have a material impact on our results of operations or financial condition.

On an on-going basis, we evaluate our estimates, including those related to stock-based compensation, revenue recognition, the allowance for doubtful accounts, income taxes, inventories, goodwill and other intangible and long-lived assets and contingencies. We base our estimates and assumptions on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The following paragraphs discuss the items that we believe are the critical accounting policies most affected by significant management estimates and judgments. Management has discussed and periodically reviews these critical accounting policies, the basis for their underlying assumptions and estimates and the nature of our related disclosures herein with the Audit Committee of the Board of Directors.

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

Sales of our systems generally include equipment, a software license, a warranty on the equipment, training and installation. We allocate and record revenue for these transactions based on vendor-specific objective evidence that has been accumulated through historic operations, which, in most cases, is the price charged for the deliverable when sold separately. If fair value for all deliverables cannot be determined, we will use the residual method to determine the amount of the consideration to be allocated to the delivered items. We also evaluate the impact of undelivered items on the functionality of delivered items for each sales transaction and, where appropriate, defer revenue on delivered items when that functionality has been affected. Functionality is determined to be met if the delivered products or services represent a separate earnings process.

Revenue from services is recognized at the time of performance. We provide end-users with maintenance under a warranty agreement for up to one year and defer a portion of the revenue from the related systems sale at the time of sale based on the relative fair value of those services. After the initial warranty period, we offer these customers optional maintenance contracts. Deferred maintenance revenue is recognized ratably, on a straight-line basis, over the period of the contract.

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

The Company also provides an allowance account for returns and discounts. This allowance is evaluated on a specific account basis. In addition, the Company provides a general reserve for all customers that have not been specifically identified based on historical experience.

Our allowance for doubtful accounts was $2.4 million at December 31, 2006 and $1.0 million at December 31, 2005. We believe that our allowance for doubtful accounts is a critical accounting estimate because it is susceptible to change and dependent upon events that may or may not occur and because the impact of recognizing additional allowances for doubtful accounts may be material to the assets reported on our balance sheet and in our results of operations.

Income taxes

We and our domestic subsidiaries file a consolidated U.S. federal income tax return. Our non-U.S. subsidiaries file income tax returns in their respective local jurisdictions. We provide for income taxes on those portions of our foreign subsidiaries’ accumulated earnings that we believe are not reinvested indefinitely in their business.

We account for income taxes under the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax benefit carry-forwards. Deferred income tax liabilities and assets at the end of each period are determined using enacted tax rates.

We record deferred income tax assets arising from temporary timing differences between recorded net income and taxable net income when and if we believe that future earnings will be sufficient to realize the tax benefit. We provide a valuation allowance for those jurisdictions where the expiration date of tax benefit carry-forwards or the projected taxable earnings indicate that realization is not likely.

Under the provisions of SFAS No. 109, “Accounting for Income Taxes,” a valuation allowance is required to be established or maintained when, based on currently available information and other factors, it is more likely than not that all or a portion of a deferred income tax asset will not be realized. SFAS No. 109 provides that an important factor in determining whether a deferred income tax asset will be realized is whether there has been sufficient income in recent years and whether sufficient income is expected in future years in order to utilize the deferred income tax asset. Based upon our accumulated losses and our then continuing operating losses for years prior to 2003, we established and maintain a valuation allowance against our deferred income tax assets.

At December 31, 2005, we performed an analysis pursuant to SFAS No. 109 to determine whether, in light of the improvement in our operations in 2004 and 2005, it was more likely than not that all or a portion of our deferred income tax assets would be able to be utilized. In performing this analysis, we considered, among other things, the amount of our taxable income in 2004 and 2005 and whether we had a basis to expect sufficient taxable income in future years to utilize our deferred income tax assets. Based on this analysis, we determined that it was more likely than not that we would be able to utilize a portion of our deferred income tax assets attributable to U.S. taxable income in 2006, and we accordingly reversed $2.5 million of our valuation allowance and recognized a corresponding benefit against our provision for income taxes in our Consolidated Statement of Operations for the year ended December 31, 2005. The $2.5 million net deferred income tax asset arising from this reversal was recorded as a current asset on our Consolidated Balance Sheet at December 31, 2005. As a result of this reversal and the other changes to our deferred income tax assets and liabilities during 2005, at December 31, 2005 our valuation allowance declined to $23.0 million, as restated.

During the year ended December 31, 2006, however, we recorded a $2.5 million valuation allowance against the deferred income tax assets that we recorded at the end of 2005. We determined that, as a result of the losses we incurred during 2006 and our related prospects for the near future, it was more likely than not that we would be unable to utilize a portion of these deferred income tax assets attributable to anticipated U.S. income. We believe that recordation of a valuation allowance against this deferred income tax asset is prudent and appropriate in accordance with SFAS No. 109. As a result of this valuation allowance and other changes to our deferred income tax assets and liabilities during 2006, at December 31, 2006, our valuation allowance fully offset our net deferred income tax assets attributable to the U.S. However, we determined that it is more likely than not that we will be able to utilize a portion of our deferred income tax assets related to certain of our foreign operations in the near future. Accordingly, we reduced the valuation allowance attributable to our non-U.S. deferred income tax assets and recorded a $0.7 million deferred income tax asset related thereto in our Consolidated Balance Sheet at December 31, 2006.

We believe that our estimate of deferred income tax assets and our maintenance of a valuation allowance against such assets are critical accounting estimates because they are subject to, among other things, an estimate of future taxable income in the U.S. and in other non-U.S. tax jurisdictions, which are susceptible to change and dependent upon events that may or may not occur, and because the impact of our valuation allowance may be material to the assets reported on our balance sheet and in our results of operations. We intend to continue to assess our valuation allowance in accordance with the requirements of SFAS No. 109.

The determination of our income tax provision is complex due to the fact that we have operations in numerous tax jurisdictions outside the U.S. that are subject to certain risks that ordinarily would not be expected in the U.S. Tax regimes in certain jurisdictions are subject to significant changes, which may be applied on a retroactive basis. If this were to occur, our tax expense could be materially different than the amounts reported.

Inventories

Inventories are stated at the lower of cost or net realizable value, cost being determined predominately on the first-in, first-out method. Reserves for inventories are provided based on historical experience and current product demand. Our inventory reserve was $2.4 million and $1.3 million at December 31, 2006 and 2005, respectively. We evaluate the adequacy of these reserves quarterly. Our determination of the allowance for inventory reserves is subject to change because it is based on management’s current estimates of required reserves and potential adjustments.

We believe that the allowance for inventory obsolescence is a critical accounting estimate because it is susceptible to change and dependent upon events that may or may not occur and because the impact of recognizing additional obsolescence reserves may be material to the assets reported on our balance sheet and in our results of operations.

Goodwill and other intangible and long-lived assets

The annual impairment testing required by SFAS No. 142, “Goodwill and Other Intangible Assets,” requires us to use our judgment and could require us to write down the carrying value of our goodwill and other intangible assets in future periods. As required by SFAS No. 142, we have allocated goodwill to identifiable reporting units, which are tested for impairment using a two-step process detailed in that statement. See Notes 2 and 8 to the Consolidated Financial Statements for the year ended December 31, 2006. The first step requires comparing the fair value of each reporting unit with our carrying amount, including goodwill. If that fair value exceeds the carrying amount, the second step of the process is not required to be performed, and no impairment charge is required to be recorded. If that fair value does not exceed that carrying amount, we must perform the second step, which requires an allocation of the fair value of the reporting unit to all assets and liabilities of that unit as if the reporting unit had been acquired in a purchase business combination and the fair value of the reporting unit was the purchase price. The goodwill resulting from that purchase price allocation is then compared to the carrying amount with any excess recorded as an impairment charge.

Goodwill set forth on the Consolidated Balance Sheet as of December 31, 2006 arose from acquisitions carried out in years prior to December 31, 2003. Goodwill arising from the acquisition of DTM Corporation in 2001 was allocated to reporting units based on the percentage of SLS® systems then installed by geographic area. Goodwill arising from other acquisitions was allocated to reporting units based on geographic dispersion of the acquired companies’ sales at the time of their acquisition.

Pursuant to the requirements of SFAS No. 142, we are required to perform a valuation of our reporting units annually, or upon significant changes in our business environment. We have performed an evaluation of our reporting units for each year that SFAS No. 142 has been in effect, including the years ended December 31, 2006, 2005 and 2004 and concluded that the fair values of our reporting units exceeded their carrying values. Accordingly, no goodwill impairment adjustments were recorded for these years for goodwill recorded on our Consolidated Balance Sheets for those years.

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

We believe that our determination whether or not to recognize an impairment of goodwill or of intangible assets or other long-lived assets is a critical accounting estimate because it is susceptible to change, dependent upon estimates of the fair value of our reporting units and because the impact of recognizing an impairment may be material to the assets reported on our balance sheet and to our results of operations.

Stock-based compensation

Effective January 1, 2006, we adopted SFAS No. 123(R), “Share-Based Payment,” that establishes standards for accounting for transactions in which we exchange our equity instruments for employee services based on the fair value of those equity instruments.  Through December 31, 2005, we applied the intrinsic-value-based method of accounting prescribed by APB Opinion No. 25 (“APB No. 25”) “Accounting for Stock Issued to Employees,” and we adhered to the pro forma disclosure provisions of SFAS No. 123 and related interpretations to account for stock options previously issued under our stock option plans. These interpretations include FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25,” issued in March 2000.

Under this method, compensation expense was generally recorded on the date of a stock option grant only if the current market price of the underlying stock exceeded the exercise price. We had also adopted the “disclosure only” provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” which was released in December 2002 as an amendment to SFAS No. 123. These statements established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123 and SFAS No. 148, we elected to continue to apply the intrinsic-value-based method of accounting described above through December 31, 2005.

SFAS No. 123(R), as in effect prior to January 1, 2006, required the use of option pricing models that were not developed for use in valuing employee stock options. The Black-Scholes’ option pricing model was developed for use in estimating the fair value of short-lived exchange-traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in our opinion, the existing models do not necessarily provide a reliable single measure of the fair value of employee stock options.

We believe that our valuation of stock-based compensation is a critical accounting estimate because it is susceptible to change and dependent upon events that may or may not occur and because the impact of recognizing stock-based compensation expense may be material to our results of operations.

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

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (an interpretation of FASB Statement No. 109) which is effective for fiscal years beginning after December 15, 2006. This interpretation was issued to clarify the accounting for uncertainty in the amount of income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The provisions of FIN 48 are effective for us as of the beginning of 2007, and we will record any cumulative effect of this change in accounting principle as an adjustment to retained earnings as of January 1, 2007. We are currently evaluating the potential impact of this interpretation.

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

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements.”  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement does not require any new fair value measurements. This statement is expected to be applied prospectively and is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We believe that the adoption of SFAS No. 157 will not have a material effect on our results of operations or consolidated financial position.

In September 2006, FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.”  This statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statements of financial position and to recognize changes in that funded status in the year in which the changes occur through adjustments to comprehensive income. This statement is required to be applied as of the end of the fiscal year ending after December 15, 2006. We recorded a $0.3 million loss to comprehensive income (loss) at December 31, 2006. See Note 16 to the Consolidated Financial Statements.

In February 2007, FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115", which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value, nor does it eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157, "Fair Value Measurements," and SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." SFAS No. 159 is effective for our fiscal year beginning January 1, 2008. We are currently assessing the impact that the adoption of SFAS No. 159 may have on our consolidated financial statements.

In December 2006, FASB issued EITF No. 00-19-2, "Accounting for Registration Payment Arrangements." EITF No. 00-19-2 addresses an issuer's accounting for registration payment arrangements and specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5. The guidance in EITF No. 00-19-2 amends SFAS Nos. 133 and 150 and FASB Interpretation No. 45 to include scope exceptions for registration payment arrangements. EITF No. 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2006. We anticipate that the adoption in 2007 of EITF No. 00-19-2 will have no impact on our consolidated financial statements for that year.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108. SAB 108 adds Section N to Topic 1, Financial Statements, of the Staff Accounting Bulletin Series. SAB 108 provides guidance on the consideration of the effects of prior-year misstatements in quantifying current-year misstatements for the purpose of a materiality assessment. Application of SAB 108 is encouraged in any report for an interim period of the first fiscal year ending after November 15, 2006. Previously filed interim reports need not be amended. However, comparative information presented in reports for interim periods of the first year subsequent to initial application should be adjusted to reflect the cumulative effect adjustment as of the beginning of the year of initial application. We took the provisions of SAB 108 into account in restating our financial statements as set forth in our Form 10-Q for the quarter ended September 30, 2006, our Forms 10-Q/A for the quarters ended March 31 and June 30, 2006 and this Form 10-K. See Note 3 to the Consolidated Financial Statements.

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

If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from those reflected in or suggested by forward-looking statements. Any forward-looking statement you read in this Annual Report on Form 10-K reflects our current views with respect to future events and is subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity. All subsequent written and oral forward-looking statements attributable to us or individuals acting on our behalf are expressly qualified in their entirety by this paragraph. You should specifically consider the factors identified in this Annual Report on Form 10-K, which would cause actual results to differ from those referred to in forward-looking statements.

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

On December 18, 2006, we agreed to purchase our new corporate headquarters in Rock Hill, South Carolina for $10 million subject to customary closing conditions, and on January 5, 2007 we and the seller amended the original purchase agreement. Pursuant to the purchase agreement, as amended, we made an initial earnest money deposit on December 18, 2006 in the amount of $0.3 million and were obligated to make a subsequent earnest money deposit on January 15, 2007 in the amount of $0.7 million. On January 12, 2007 we gave written notice of termination to the seller, which had the effect of excusing us from making the additional $0.7 million deposit. The $0.3 million deposit was fully earned by and paid over to the seller. Subsequent to that date, we have continued to seek to arrange financing that would enable us to carry out the purchase of the facility. The completion of the purchase is subject to the risk that we will not be able to obtain financing on terms that are satisfactory to us. In the event that we are unable to secure such financing, we will remain the lessee of that facility, subject to the terms of the lease currently in effect.

Our Common Stock was subject to potential delisting from The Nasdaq Stock Market as a result of our inability to timely file our Quarterly Report on Form 10-Q for the period ended September 30, 2006 with the SEC, is subject to potential delisting as a result of our failure to timely file this Annual Report on Form 10-K, and may be subject to similar delisting proceedings in the future.

On April 3, 2007, we received a Nasdaq Staff Determination notice indicating that our Common Stock was subject to delisting because we were not in compliance with Nasdaq Marketplace Rule 4310(c)(14), which requires the timely filing of periodic reports in order for continued listing. We received the letter because we had not timely filed our Annual Report on Form 10-K for the year ended December 31, 2006. We requested and were granted a hearing before the Panel to review the Staff Determination.

If we do not make future filings with the SEC in a timely manner, we may be subject to similar delisting proceedings in the future.

There can be no assurance that the Panel will grant our request for continued listing. If we are unable to continue to maintain our listing on The Nasdaq Stock Market, it may become more difficult for our stockholders to sell our stock in the public market, and the price of our Common Stock may be adversely affected due to the likelihood of decreased liquidity resulting from delisting.  In addition, our ability to raise additional necessary capital through equity financing, and attract and retain personnel by means of equity compensation, would be greatly impaired. Furthermore, we would expect decreases in institutional and other investor demand, analyst coverage, market making activity and information available concerning trading prices and volume, and fewer broker-dealers would be willing to execute trades with respect to our common stock.

Previously, on November 16, 2006, we received a Nasdaq Staff Determination notice indicating that our Common Stock was subject to delisting because we were not in compliance with Nasdaq Marketplace Rule 4310(c)(14), which requires the timely filing of periodic reports in order to maintain continued listing. We received the letter because we did not timely file our Quarterly Report on Form 10-Q for the period ended September 30, 2006. We requested and were granted a hearing before the Panel to review the Staff Determination. On January 11, 2007, a hearing was held before the Panel regarding our appeal of the Staff Determination to delist our Common Stock. We subsequently filed our Quarterly Reports on Form 10-Q for the period ended September 30, 2006 on February 2, 2007 and on Form 10-Q/A for the periods ended March 31, 2006 and June 30, 2006 on February 9, 2007. On February 13, 2007, we received notice from the Panel of its determination to continue the listing of our shares of Common Stock on The Nasdaq Stock Market.

We face continuing risks in connection with our current project to implement a new enterprise resource system for our business.

These risks include:

•                    The risk that we may face further delays in the design and implementation of that system in all of our global operations;

•                    The risk that the cost of that system may exceed our current plans and expectations;

•                    The risk that such system may continue to impact our ability to process transactions and to fulfill and invoice orders and that such impact will adversely affect our revenue, operating results, cash flow and working capital management; and

•                    The risk that the operation or design of such system may contribute to weaknesses in our internal controls over the financial reporting.

We face continuing risks from transitioning our inventory management and distribution to a new third-party service provider.

During 2006, we outsourced the logistics and warehousing of our spare-parts inventory and certain of our finished goods supply activities to a third-party service provider. In transitioning these responsibilities to the third-party provider, we face a number of risks, including:

•                    The risk that the third-party service provider may not perform its logistics and warehousing tasks in a satisfactory manner;

•                    The risk of disruption in the supply of spare parts or other items to our customers if the third party does not perform the logistics and warehousing services, and, as a result, we are unable to maintain sufficient inventory or to timely distribute spare parts or other items to meet our customers’ demands;

•                    The risk that we will not realize the anticipated financial and operational benefits that we expect to receive from transitioning these services to a third party; and

•                    The risk that deficiencies in the internal controls of the third-party service provider could compromise the data we receive from them and negatively impact our disclosure controls and procedures and internal control over financial reporting.

We have identified material weaknesses in our internal control over financial reporting, which could continue to impact negatively our ability to report our results of operations and financial condition accurately and in a timely manner.

We have identified a number of material weaknesses in our internal control over financial reporting.

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management has conducted an evaluation of the effectiveness of our internal control over financial reporting at December 31, 2006. We identified a number of material weaknesses in our internal control over financial reporting and concluded that, as of December 31, 2006, we did not maintain effective control over financial reporting based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. For a detailed description of these material weaknesses, see Item 9A, “Controls and Procedures.” Each of our material weaknesses results in more than a remote likelihood that a material misstatement of the annual or interim financial statements that we prepare will not be prevented or detected. As a result, we must perform extensive additional work to obtain reasonable assurance regarding the reliability of our financial statements. Even with this additional work, given the number of material weaknesses identified, there is a risk of additional errors not being prevented or detected, which could result in additional restatements. Moreover, other material weaknesses may be identified.

We have extensive work remaining to remedy the material weaknesses in our internal control over financial reporting.

We are in the process of remedying all of the identified material weaknesses, and this work will continue during 2007 and perhaps beyond. For a detailed description of our remedial efforts, see Item 9A, “Controls and Procedures.”  There can be no assurance as to when all of the material weaknesses will be remedied. Until our remedial efforts are completed, management will continue to devote significant time and attention to these efforts, and we will continue to incur expenses associated with the additional procedures and resources required to prepare our Consolidated Financial Statements. Certain of our remedial actions, such as hiring additional qualified personnel to implement our reconciliation and review procedures, will be ongoing and will result in our incurring additional costs even after our material weaknesses are remedied.

If our internal control over financial reporting remains ineffective, our business and prospects may suffer.

If we are unsuccessful in implementing or following our remediation plan, or fail to update our internal control over financial reporting as our business evolves or to integrate acquired businesses into our controls system, we may not be able to timely or accurately report our financial condition, results of operations or cash flows or to maintain effective disclosure controls and procedures. If we are unable to report financial information in a timely and accurate manner or to maintain effective disclosure controls and procedures, we could be subject to, among other things, regulatory or enforcement actions by the SEC and The Nasdaq Stock Market, including a delisting from The Nasdaq Stock Market, securities litigation and a general loss of investor confidence, any one of which could adversely affect our business prospects and the market value of our Common Stock.

Further, there are inherent limitations to the effectiveness of any system of controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. We could face additional litigation exposure and a greater likelihood of an SEC enforcement or other regulatory action if further restatements were to occur or other accounting-related problems emerge. In addition, any future restatements or other accounting-related problems may adversely affect our financial condition, results of operations and cash flows.

We face continuing risks relating to the U.S. Department of Justice grand jury investigation of antitrust and related issues within our industry.

On May 6, 2003, we received a subpoena from the U.S. Department of Justice to provide certain documents to a grand jury investigating antitrust and related issues within our industry. We understand that the issues being investigated include issues involving the consent decree that we entered into and that was filed on August 16, 2001 with respect to our acquisition of DTM Corporation and the requirement of that consent decree, with which we complied in 2002, that we issue a broad intellectual property license with respect to certain patents and copyrights to another entity already manufacturing rapid prototyping industrial equipment. Although we were originally advised that we are not a target of the grand jury investigation, we understand that the current status of this investigation is uncertain. If any claims are asserted against us in this matter, we intend to defend against them vigorously.

Any such claim brought against us, regardless of its merit, could result in material expense, diversion of management time and attention, damage to our business reputation and cause us to fail to retain existing customers or to fail to attract new customers.

We face risks in connection with our ability to successfully centralize the administrative functions for all of our European subsidiaries at a new shared service center.

During 2006, we transitioned most of the administrative functions for our European subsidiaries to a centralized shared service center location. We face certain risks in connection with this undertaking, including:

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

From time to time, accounting authorities issue new rules and pronouncements that may have adverse effects on our reported results of operations or financial condition, may influence customers’ ability and willingness to make capital expenditures such as purchases of our systems or may otherwise have material adverse effects on our business and profitability.

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

The mix of products that we sell could cause significant quarterly fluctuations in our gross profit margins, and those fluctuations in margins could cause fluctuations in net income or net loss.

We continuously work to expand and improve our product offerings, including our systems, materials and services, the number of geographic areas in which we operate and the distribution channels we use to reach various target product applications and customers. This variety of products, applications and channels involves a range of gross profit margins and operating income that can cause substantial quarterly fluctuations depending upon the mix of product shipments from quarter to quarter. We may experience significant quarterly fluctuations in gross profit margins or net income due to the impact of the mix of products, channels or geographic areas in which we sell our products from period to period.

We may be subject to product liability claims, which could result in material expense, diversion of management time and attention and damage to our business reputation.

Products as complex as those we offer may contain undetected defects or errors when first introduced or as enhancements are released that, despite testing, are not discovered until after the product has been installed and used by customers. This could result in delayed market acceptance of the product, damage to our reputation and business or significant costs to correct the defect or error. We attempt to include provisions in our agreements with customers that are designed to limit our exposure to potential liability for damages arising from defects or errors in our products. However, the nature and extent of these limitations vary from customer to customer, and it is possible that these limitations may not be effective as a result of unfavorable judicial decisions or laws enacted in the future. The sale and support of our products entails the risk of product liability claims. Any product liability claim brought against us, regardless of its merit, could result in material expense, diversion of management time and attention, damage to our business reputation and cause us to fail to retain existing customers or to fail to attract new customers.

We face significant competition in many aspects of our business, which could cause our revenue and gross profit margins to decline. The competition in our industry could cause us to reduce sales prices or incur additional marketing or production costs, which could result in decreased revenue, increased costs and reduced margins.

We compete for customers with a wide variety of producers of equipment for models, prototypes, other three-dimensional objects and end-use parts as well as producers of materials and services for this equipment. Some of our existing and potential competitors are researching, designing, developing and marketing other types of competitive equipment, materials and services. Many of these competitors have financial, marketing, manufacturing, distribution and other resources substantially greater than those of ours.

We also expect that future competition may arise from the development of allied or related techniques for equipment and materials that are not encompassed by our patents, from the issuance of patents to other companies that may inhibit our ability to develop certain products, and from improvements to existing materials and equipment technologies. We intend to follow a strategy of continuing product development to enhance our position to the extent practicable. We cannot assure you that we will be able to maintain our current position in the field or continue to compete successfully against current and future sources of competition. If we do not keep pace with technological change and introduce new products, we may lose revenue and demand for our products. We are affected by rapid technological change, changes in user and customer requirements and preferences, frequent new product and service introductions embodying new technologies and the emergence of new standards and practices, any of which could render our existing products and proprietary technology and systems obsolete.

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

•                    Enhance our existing products;

•                    Develop new products and technologies that address the increasingly sophisticated and varied needs of prospective customers, particularly in the area of materials functionality;

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

If any of our suppliers suffers business disruptions or financial difficulties, or if there is any significant change in the condition of our relationship with the supplier, our cost of goods sold may increase and we may be unable to obtain these components from alternative sources quickly.

While we believe that we can obtain all of the components necessary for our products from other manufacturers, we require any new supplier to become “qualified” pursuant to our internal procedures, which could involve evaluation processes of varying duration. We generally have our systems assembled based on our internal forecasts. Any unanticipated change in the source of our supplies, or unanticipated supply limitations, could increase production or related costs and consequently reduce margins.

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

We have engaged selected design and manufacturing companies to assemble our equipment portfolio, including our In Vision® 3-D printers and our SLA® and SLS® systems. In carrying out these outsourcing activities, we face a number of risks, including:

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

Our operating results fluctuate from quarter to quarter and may continue to fluctuate in the future. In some quarters, it is possible that results could be below expectations of analysts and investors. If so, the price of our Common Stock may be volatile or may decline.

Many factors, many of which are beyond our control, may cause fluctuations in our operating results.

These factors include:

•                    Acceptance and reliability of new products in the marketplace;

•                    Size and timing of product shipments;

•                    Fluctuations in the costs of materials and parts;

•                    Currency and economic fluctuations in foreign market places and other factors affecting international sales;

•                    Price competition;

•                    Delays in the introduction of new products;

•                    General worldwide economic conditions;

•                    Changes in the mix of products and services sold;

•                    Impact of ongoing litigation; and

•                    Impact of changing technologies.

The number of shares of Common Stock issuable upon conversion of our 6% convertible subordinated debentures and the exercise of outstanding stock options could dilute your ownership and negatively impact the market price for our Common Stock.

Approximately 2.9 million shares of our Common Stock were issuable as of December 31, 2006 upon the conversion of convertible securities and the exercise of outstanding stock options as follows:

•                    Our 6% convertible subordinated debentures are convertible at any time into approximately 1.5 million shares of Common Stock.

•                    Approximately 1.4 million shares of Common Stock were issuable upon the exercise of outstanding stock options, 1.2 million of which options were currently exercisable at December 31, 2006 and the remainder of which will become exercisable prior to the end of 2007.

To the extent that all of our subordinated debentures are converted or our outstanding stock options are exercised, a significantly greater number of shares of our Common Stock will be outstanding, and the ownership interests of our existing stockholders may be diluted.

At the same time, any conversions of such convertible securities correspondingly would reduce our subordinated debt obligations.

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

More than 50% of our consolidated revenue is derived from customers in countries outside of the U.S. There are many risks inherent in business activities outside of the U.S. that, unless managed properly, may adversely affect our profitability, including our ability to collect amounts due from customers. Our non-U.S. operations could be adversely affected by:

•                    Unexpected changes in regulatory requirements;

•                    Export controls, tariffs and other barriers;

•                    Social and political risks;

•                    Fluctuations in currency exchange rates;

•                    Seasonal reductions in business activity in certain parts of the world, particularly during the summer months in Europe;

•                    Limited protection for intellectual property rights in some countries;

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

The price of our Common Stock ranged from $23.87 to $13.62 during 2006.

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

As of December 31, 2006 and 2005, our outstanding debt, including the outstanding capitalized lease obligations, amounted to $36.1 million and $26.3 million, respectively. This debt included principally in 2006 the capitalized lease value of our Rock Hill, South Carolina facility, $8.2 million of revolving credit borrowings under our existing bank credit facility, the industrial development bonds covering our Colorado facility and our outstanding 6% convertible subordinated debentures, and in 2005 these debentures and industrial development bonds.

This level of debt could have important consequences to you as a holder of Common Stock. We have identified below some of the material potential consequences resulting from this significant amount of debt:

•                    We could be unable to obtain additional financing for working capital, capital expenditures, acquisitions and general corporate purposes or to renew our existing bank credit facility that expires on July 1, 2007.

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

•                    We could be subject to the risk of default under one or more of these obligations, thereby causing acceleration of outstanding debt.

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

The years 2004 and 2005 were the first years since 2000 that we generated income from operations, and, in the period from late 2001 through 2003, we depended heavily on external financings to provide us with cash to support our operations. During 2006, we incurred a $30.7 million net loss available to common stockholders. Even if the favorable trend in our operations that we experienced in 2005 and 2004 were to resume, we cannot assure you that we would generate funds from operations or that capital would be available from external sources such as debt or equity financings or other potential sources to fund future operating costs, debt-service obligations and capital requirements.

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

Our balance sheet contains several categories of intangible assets totaling $53.5 million that we could be required to write off or write down in the event of the impairment of certain of those assets and our future performance, which could adversely impact our future earnings and stock price, our ability to obtain financing and adversely affect our customer relationships.

At December 31, 2006, we had $46.9 million in goodwill capitalized on our balance sheet. SFAS No. 142 requires that goodwill and some long-lived intangibles be tested for impairment at least annually, with impairment being measured as the excess of the carrying value of the goodwill or intangible asset over the fair value of the underlying asset. In addition, goodwill and intangible assets are tested more often for impairment as circumstances warrant, and such testing could result in write-downs of some of our goodwill and long-lived intangibles. Accordingly, we may, from time to time, incur impairment charges, which are recorded as operating expenses when they are incurred and would reduce our net income and adversely affect our operating results in the period in which they are incurred.

As of December 31, 2006, we had $6.6 million of other net intangible assets, consisting of licenses, patents, acquired technology and other intangibles that we amortize over time. Any material impairment to any of these items could reduce our net income and could affect the trading price of our Common Stock in the period in which they are incurred.

For additional information, see Notes 7 and 8 to the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Estimates—Goodwill and intangible and other long-lived assets.”

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

The Board of Directors is authorized to determine the issue price, rights, preferences and privileges of any series of preferred stock without in most cases any further vote or action by the stockholders. The rights of the holders of any outstanding series of preferred stock may adversely affect the rights of holders of Common Stock. Our ability to issue preferred stock gives us flexibility concerning possible acquisitions and financings, but it could make it more difficult for a third party to acquire a majority of our outstanding voting stock. In addition, any preferred stock that is issued may have other rights, including economic rights, senior to the Common Stock, which could have a material adverse effect on the market value of our Common Stock.

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

Interest rates

Our exposure to market-rate risk for changes in interest rates relates primarily to our cash and cash investments, our outstanding industrial development bonds and our Silicon Valley Bank Credit facility. We seek to minimize the risk to our cash and cash investments by investing cash in excess of our operating needs in short-term, high-quality instruments issued by highly creditworthy financial institutions, corporations or governments. With the amount of cash and cash equivalents and floating-rate borrowings that we maintained at December 31, 2006, a  hypothetical 1% or 100 basis point change in interest rates would have a $0.03 million effect on our financial position and results of operation.

From time to time, we may use derivative financial instruments, including interest rate swaps, collars or options, to manage our exposure to fluctuations in interest rates. At December 31, 2006 and 2005, we had no such financial instruments outstanding.

The fair value of our fixed-rate debt varies with changes in interest rates. Generally, the fair value of these fixed-rate instruments will increase as interest rates fall and decrease as interest rates rise. The instruments governing our fixed-rate provide holders with the option to convert such debt into shares of our Common Stock, and the fair value of this debt is affected by our stock price and interest rates.

The estimated fair value of our total debt and preferred stock declined to $53.7 million at December 31, 2006 from $105.1 million for our total debt and preferred stock at December 31, 2005. A substantial portion of this decline in fair value was attributable to the conversion of our Series B Convertible Preferred Stock in 2006. We had no shares of preferred stock outstanding at December 31, 2006 as all such shares of preferred stock were converted into shares of Common Stock on June 8, 2006. This value included at December 31, 2005, with respect to our fixed-rate convertible securities, the cost of replacing these securities with borrowings at current rates and comparable maturities on the assumption that these securities will remain outstanding until their mandatory redemption dates. The fair value of our fixed-rate instruments is an estimate, which includes discounting of the outstanding balance to reflect current market rates of interest and an estimation of the value of the conversion options based on the Black-Scholes’ option pricing model. The Black-Scholes’ option pricing model is intended to value options while giving effect to the term of the option, the exercise or strike price, the market price of our Common Stock and an estimate of the volatility of our Common Stock. Such changes in the fair value of our fixed-rate instruments do not alter our obligations to repay the outstanding principal amount of such debt or the total liquidation value of our outstanding preferred stock at maturity.

The $4.9 million decrease in estimated fair value of fixed-rate instruments during 2006 resulted from the effect of the conversion of $7.3 million of our 6% debentures into Common Stock in 2006, partially offset by the addition of $9.0 million of capitalized lease obligations. The interest rate used to discount the contractual payments associated with the 6% debentures was 13% for both 2006 and 2005. The carrying value of the Series B Convertible Preferred Stock at December 31, 2005 was reflected in the Consolidated Balance Sheets at its mandatory redemption value of $6.00 per share, net of unaccreted issuance costs. None of that preferred stock was outstanding at December 31, 2006. See Notes 13 and 14 to the Consolidated Financial Statements.

Foreign exchange rates

We transact business globally and are subject to risks associated with fluctuating foreign exchange rates. More than 50% of our consolidated revenue is derived from sales outside of the U.S. See “Business—Global Operations” above. This revenue is generated primarily from the operations of our foreign sales subsidiaries in their respective countries and surrounding geographic areas and is primarily denominated in each subsidiary’s local functional currency although certain sales are denominated in other currencies, including U.S. dollars or euros, rather than the local functional currency. These subsidiaries incur most of their expenses (other than intercompany expenses) in their local functional currency. These currencies include the euro, pound sterling, Swiss franc and Japanese yen.

The geographic areas outside the U.S. in which we operate are generally not considered to be highly inflationary. Nonetheless, these foreign operations are sensitive to fluctuations in currency exchange rates arising from, among other things, certain intercompany transactions that are generally denominated in U.S. dollars rather than their respective functional currencies. Our operating results as well as our assets and liabilities are also subject to the effect of foreign currency translation when the operating results, assets and liabilities of our foreign subsidiaries are translated into U.S. dollars in our Consolidated Financial Statements.

Our Consolidated Statements of Operations include a $0.4 million loss in 2006 compared to $0.5 million of loss in 2005 and $0.3 million of gain in 2004 arising from the realized effect of foreign-currency related items. The unrealized effect of foreign currency translation in 2006 resulted in a $1.6 million gain that was recorded in stockholders’ equity as other comprehensive income, compared to a $2.2 million loss in 2005 and a $1.3 million gain in 2004. At December 31, 2006, a hypothetical change of 10% in foreign currency exchange rates would cause a $7.6 million change in revenue in our Consolidated Statement of Operations assuming all other variables were held constant.

We and our subsidiaries conduct business in various countries using both the functional currencies of those countries and other currencies to effect cross border transactions. As a result, we and our subsidiaries are subject to the risk that fluctuations in foreign exchange rates between the dates that those transactions are entered into and their respective settlement dates will result in a foreign exchange gain or loss. When practicable, we endeavor to match assets and liabilities in the same currency on our U.S. balance sheet and those of our subsidiaries in order to reduce these risks. We also, when we consider it to be appropriate, enter into foreign currency contracts to hedge exposures arising from those transactions. We apply SFAS No. 133, “Accounting for Derivatives and Hedging Activities,” as amended by SFAS No. 137 and SFAS No. 138, to report all derivative instruments on the balance sheet at fair value. We have not adopted hedge accounting, and all gains and losses (realized or unrealized) are recognized in cost of sales in the Consolidated Statements of Operations.

At December 31, 2006 and 2005, the notional amount of these contracts at their respective settlement dates amounted to $3.0 million and $5.9 million, respectively, and related primarily to purchases of inventory from third parties and intercompany purchase obligations of our subsidiaries. The notional amount of the contracts related to purchases aggregated CHF 0.6 million and 1.6 million, respectively (equivalent to $0.5 million and $1.3 million, respectively, at settlement date.)  The respective notional amounts of the contracts related to intercompany purchase obligations at December 31, 2006 and 2005 aggregated euro 1.5 million and 0.5 million, respectively (equivalent to $1.9 million and $0.6 million, respectively, at settlement date) pounds sterling 0.3 million and 0.3 million, respectively (equivalent to $0.6 million and $0.5 million, respectively, at settlement date) and no Japanese yen in 2006 and 399 million Japenese yen in 2005 (equivalent to $3.5 million at settlement date.)

During 2005, we entered into a range-forward arrangement with a large, creditworthy financial institution to hedge certain other currency-rate exposures in Japanese yen. This arrangement established a collar around a range of exchange rates between 106.0 and 113.5 yen to the U.S. dollar to hedge 95 million yen (with an approximate equivalent range of $0.8 million to $0.9 million) of intercompany payments from our Japanese subsidiary. Both the put and call options entered into under this hedge arrangement were for the same monetary amount and maturity date. This range-forward arrangement expired on February 6, 2006.

The dollar equivalent of the foreign currency contracts and their related fair values as of December 31, 2006 and 2005 were as follows:

Table 21

	Foreign Currency		Foreign Currency		Foreign Currency
	Option Contracts		Purchase Contracts		Sales Contracts
	2006	2005 Restated	2006	2005 Restated	2006	2005 Restated
	(dollars in thousands)
Notional amount	$—	$837	$536	$1,269	$2,487	$4,624
Fair value	—	866	526	1,258	2,595	4,519
Net unrealized gain (loss)	$—	$29	$(10)	$(11)	$(108)	$105

The net fair value of all foreign exchange contracts at December 31, 2006 and 2005 reflected unrealized gains (losses) of $(0.1) million and $0.1 million, respectively. These foreign currency contracts expire at various times between January 3, 2007 and January 31, 2007.

Changes in the fair value of derivatives are recorded in cost of sales in the Consolidated Statements of Operations. Depending on their fair value at the end of the reporting period, derivatives are recorded either in prepaid and other current assets or in accrued liabilities in the Consolidated Balance Sheets.

The total impact of foreign currency related items on the Consolidated Statements of Operations was a gain (loss) of $(0.1) million, $(0.8) million and $0.2 million for 2006, 2005 and 2004, respectively.

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

Commodity prices

We use various commodity raw materials and energy products in conjunction with our manufacturing processes. Generally, we acquire such components at market prices and do not use financial instruments to hedge commodity prices. As a result, we are exposed to market risks related to changes in commodity prices of these components. At December 31, 2006, a hypothetical 10% change in commodity prices for raw materials would cause a $2.2 million change to cost of sales in our Consolidated Statement of Operations.

Item 8.   Financial Statements and Supplementary Data

Our Consolidated Financial Statements set forth below on pages F-1 through F-59 are incorporated herein by reference.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are controls and other procedures that are designed to provide reasonable assurance that the information that we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

In connection with the preparation of this Annual Report, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2006. In making this evaluation, our management considered the material weaknesses in our internal control over financial reporting and the status of their remediation as discussed below. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2006.

However, giving full consideration to the material weaknesses described below, we performed additional analyses and other procedures, including among other things, additional transaction reviews, control activities, account reconciliations and physical inventories, in order to provide assurance that our Consolidated Financial Statements included in this Annual Report were prepared in accordance with generally accepted accounting principles (“GAAP”) and present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP. As a result of these and other expanded procedures as described below and in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we concluded that the Consolidated Financial Statements included in this Annual Report present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed under the supervision of our principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2006 based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

As a result of the material weaknesses described below, our management concluded that as of December 31, 2006 we did not maintain effective internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework, issued by COSO.

A “material weakness” is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements presented will not be prevented or detected. A “significant deficiency” is a control deficiency, or combination of control deficiencies, that adversely affects a company’s ability to initiate, authorize, record, process or report external financial data reliably in accordance with GAAP such that there is more than a remote likelihood that a misstatement of the annual or interim financial statements presented that is more than inconsequential will not be prevented or detected.

As of December 31, 2006, the following material weaknesses in our internal control over financial reporting, which, in the case of items 1 through 4, we have previously identified and disclosed in our Quarterly Reports on Form 10-Q for the quarterly periods ended June 30, 2006 and September 30, 2006, had not been fully remedied and continued to exist:

1.                We did not maintain a timely and accurate period-end financial statement closing process or effective procedures for reconciling and compiling our financial records in a timely fashion.

With respect to these procedures, we determined that this material weakness primarily arose as a result of the following contributing factors:

•       Inexperience and lack of training of personnel with respect to the closing procedures required under our new ERP system that became operational in May 2006;

•       Unfamiliarity of employees with the reports generated by our new ERP system such that their utility in compiling and reconciling financial data was not fully recognized in connection with our period-end closing process;

•       The combination of starting up our new ERP system, addressing problems with supply chain and order processing and fulfillment activities, and conflicting demands on our employees’ time;

•       Human errors in entering, completing and correcting product and vendor data in our ERP system; and

•       Difficulties in consolidating European financial information in the U.S. consolidation process.

2.     We did not effectively process and safeguard inventory.

With respect to inventory accounting, we determined that this material weakness resulted from the following fundamental sources:

•       Insufficient planning and execution of the conversion from our legacy systems to our new ERP system;

•       Errors or corruption in the data migrated from our legacy accounting systems to our new ERP system;

•       Data that was missing from, and errors in inputting data into, our new ERP system; and

•       Significant operational difficulties that we encountered in taking, processing and filling orders on our new ERP system during the second quarter of 2006 both directly and through certain of our third-party suppliers to end users, including a logistics and warehousing firm that we employed beginning in the second quarter of 2006.

3.                We did not effectively invoice customers, process accounts receivable or apply customer payments.

With respect to these matters, we determined that this material weakness primarily resulted from three fundamental sources:

•       We experienced errors in the invoicing and recording of customer billings, in the application of customer payments and in the reconciliation of customer accounts. These matters required us to issue and record credit memoranda for the benefit of customers for product returns, pricing adjustments, changes to service contracts, freight-related matters and other similar matters that contributed to the need to restate our financial statements for the first and second quarters of 2006 and for the years ended December 31, 2005 and 2004. We also identified cash that we had received but which had not been applied to customer accounts or the related accounts receivable.

•       Some customer contracts were not fully integrated and reflected in our new ERP system.

•       Certain tax-exempt customers were charged sales tax in error, and certain customers were inadvertently not billed for sales tax on their purchases.

4.                We did not effectively monitor our accounting function and our oversight of financial controls.

With respect to our failure to effectively monitor our accounting function and our oversight of financial controls, we determined that the material weakness relating to this matter primarily arose as a result of the following contributing factors:

•       The combination of our relocation to Rock Hill, South Carolina, changes in accounting personnel and the difficulties that we encountered in implementing our new ERP system;

•       The loss of certain experienced accounting and other personnel who did not relocate to Rock Hill;

•       Inexperience and lack of training of newly hired personnel, particularly in Rock Hill, with respect to our existing system of internal controls and the closing procedures required under our new ERP system;

•       Unfamiliarity of employees with the reports generated by our new ERP system such that their utility in compiling and reconciling financial data was not fully recognized in connection with our period-end closing process;

•       The combination of starting up our new ERP system, addressing problems with supply chain and order processing and fulfillment activities, and conflicting demands on our employees’ time;

•       Human errors in entering, completing and correcting product and vendor data in our ERP system; and

•       Contrary to our policies and procedures, a lack of consistent and effective review and supervision of account reconciliations and data entries at various levels of our accounting organization to confirm, analyze and reconcile account balances that adversely affected our financial reporting and disclosure controls.

At December 31, 2006, we determined, pending the replacement of such personnel, that this material weakness also included the pending loss of and the need to replace financial personnel, including local controllers, of certain of our foreign subsidiaries.

In the course of conducting our review of the effectiveness of our internal control over financial reporting at December 31, 2006, we identified the following additional deficiencies that we consider, either individually or in the aggregate, to constitute material weaknesses:

1.                We did not maintain a timely process for determining certain foreign income tax provisions. We determined that this material weakness arose from the following contributing factors:

•       A failure to obtain advice from tax professionals in each jurisdiction for which a foreign income tax provision needed to be calculated who possess necessary knowledge of applicable foreign income tax rules and of U.S. generally accepted accounting principles related to such tax matters;

•       Insufficient documentation included in the work papers that we maintained with respect to our Consolidated Financial Statements relating to foreign deferred income taxes and related valuation allowances reported in those financial statements;

•       A lack of reconciliation of components of foreign-source income and related adjustments in the calculation of our worldwide income tax provision; and

•       The absence of written control procedures reflecting our existing procedures to ensure that reasonable estimates of our foreign income tax provisions are timely made in connection with the preparation of our Consolidated Financial Statements.

To remediate this issue, we have engaged a third-party accounting firm to assist us in completing our income tax provision and related disclosures in our Consolidated Financial Statements for the year ended December 31, 2006, and we plan to take the following additional remedial actions:

•       Conduct a survey to determine the foreign income tax provision requirements for each country in which we have operations;

•       Train local employees on foreign income tax provision requirements;

•       Hire or retain in each applicable foreign jurisdiction persons with the knowledge that is necessary to calculate correctly or advise on the correct calculation of the relevant tax provisions;

•       Formalize in written procedures our policies related to the calculation of our foreign income tax provisions; and

•       Either hire a corporate tax director or retain outside advisers knowledgeable in U.S. and foreign income tax provision requirements to assist us in correctly and timely calculating these tax provisions.

2.                We did not adequately control access to the databases in our new ERP system. We found that, as a result of the design of access to the system, numerous employees had access to multiple databases in our new ERP system. Notwithstanding the foregoing, no evidence has been found of improper manipulation or fraud. We determined that this material weakness primarily arose as a result of the following contributing factors:

•       The combination of our relocation to Rock Hill, South Carolina, changes in the accounting personnel, and the difficulties we encountered in implementing our new ERP system;

•       An inherent programming design issue in the setup of the our new ERP system’s data access rules; and

•       Our new ERP system’s access rights to certain databases, which automatically program additional access rights to several databases.

To remediate this issue, we will do the following:

•       Conduct a review of the our new ERP system’s database access controls;

•       Direct our information technology organization to determine the feasibility of implementing targeted access to the various data applications in our new ERP system;

•       Direct all department managers whose employees have access to our new ERP system to conduct frequent reviews of a listing of databases accessed during the week by employees to ensure that employees are accessing only the databases that are necessary for the completion of their work; and

•       Cause our new ERP system’s database users with write access to be locked out after 30 days of non-use.

3.                We also determined that we did not maintain adequate internal controls over the use of spreadsheets used to prepare our financial statements. This material weakness consisted of the failure to properly control access to and the use of those spreadsheets. We determined that this material weakness primarily arose as a result of the same factors that are listed in the first three bullet points under the material weakness discussed in paragraph 4 on page 88. To remediate this material weakness, we plan to take the following actions:

•       We will train all necessary employees in the importance of following our established policy with respect to spreadsheets;

•       We will prepare an inventory of the spreadsheets that we are currently using and identify the key spreadsheets that, in our judgment, should be controlled from an internal control standpoint; and

•       We will train employees with access to those spreadsheets to update the list of spreadsheets that are subject to internal control monthly and to follow our policies with respect to the creation, maintenance and use of spreadsheets.

Each of the material weaknesses described above could result in a misstatement of the aforementioned accounts or disclosures that would result in a material misstatement to the annual or interim Consolidated Financial Statements that would not be prevented or detected. As a result, management has determined that each of the control deficiencies discussed above constitutes a material weakness.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by BDO Seidman, LLP, our independent registered public accounting firm, as stated in their report, which is included herein.

Remediation of Material Weaknesses

Since we originally identified the material weaknesses identified above, we have been working to identify and remedy the causes of the problems that led to the existence of those material weaknesses, and we believe that we have identified the primary causes of and appropriate remedial actions for these problems. While we believe that we have remedied a number of the causes of these material weaknesses and we are continuing to implement appropriate corrective measures, we were not able to determine that they had been fully remedied as of December 31, 2006. Notwithstanding our efforts, there is a risk that we ultimately may be unable to achieve the goal of fully remedying these material weaknesses and that the corrective actions that we have implemented and are implementing may not fully remedy the material weaknesses that we have identified to date or prevent similar or other control deficiencies or material weaknesses from having an adverse impact on our business and results of operations or our ability to timely make required SEC filings in the future.

As part of our remediation program, we have adopted procedures to conduct additional detailed transaction reviews and control activities to confirm that our financial statements for each period that we have identified as being affected by the material weaknesses discussed above, including the year ended December 31, 2006 included in this Annual Report, present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

These reviews and control activities include performing physical inventories and detailed account reconciliations of all material line-item accounts reflected on our Consolidated Balance Sheet and Consolidated Statement of Operations in order to confirm the accuracy of, and to correct any material inaccuracies in, those accounts as part of the preparation of our financial statements.

The remedial actions that we have taken to remedy the material weaknesses described above that we identified and disclosed prior to December 31, 2006 include the actions set forth below. We have:

•                    Introduced new leadership to our accounting and financial functions;

•                    Reaffirmed and clarified our account reconciliation policies through additional procedural details and guidelines for completion, which now expressly require (a) reconciliations of all material accounts no less frequently than monthly, (b) that any discrepancies noted be resolved in a timely fashion and (c) that all proposed reconciliations be reviewed in detail and on a timely basis by appropriate personnel to determine the accuracy and appropriateness of the proposed reconciliation;

•                    Continued our efforts to hire additional qualified personnel to implement our reconciliation and review procedures;

•                    Initiated a review to determine whether certain of the activities that require substantial expertise should be handled internally or outsourced;

•                    With respect to our new ERP system:

•        Begun creating specific reports in our ERP system tailored to our business and the controls necessary to promote accurate data entry and processing and timely compilation and reporting of our financial records;

•        Troubleshot our ERP system to identify any missing, incomplete, corrupt or otherwise insufficient data necessary to properly record, process and fill orders;

•        Corrected data entry errors and corrected or updated pricing and unit data in our new ERP system files;

•        Expanded the number of “super users” and commenced additional training for employees who operate and interface with our ERP system with respect to the operation of the system, including training regarding placing and processing orders, inventory accounting practices and the functions and features of our new ERP system;

•        Retained a third-party consulting firm to review and assess the conversion of those European operations that have transitioned to our new ERP system to determine the success of that conversion and the adequacy of the controls in place at such operations;

•        Reconciled all service contracts in place as of April 30, 2006, the date of data conversion, to service contracts in our new ERP system;

•        Separately maintained records outside of our ERP system for service contract activity subsequent to the date our new ERP system was implemented, for confirmatory purposes;

•        Worked to complete the implementation of our new ERP system to eliminate the transaction processing issues that have contributed to our delays in compiling and reconciling financial statements; and

•        Engaged outside consultants to assist us in reviewing and strengthening our business processes.

•                    With respect to inventory:

•        Completed comprehensive physical inventories and reconciled inventory quantities and the book values of the inventory items to the inventory sub-ledger in our new ERP system;

•       Reconciled inventory transferred from foreign entities into U.S. inventory; and

•        Reviewed parts returned for repair or refurbishment to confirm that all such parts have been identified and properly classified as such, including physical review of more significant parts by field engineers to confirm the actual status of the parts in question.

•                    With respect to disruptions relating to the third-party logistics company to which we have outsourced our spare parts and warehousing activities:

•        Provided additional training and oversight controls and initiated file audits for shipping, receiving and return processes;

•        Implemented faster network communications connection speeds to promote faster response and processing times; and

•        Implemented manual review of all transactions shipped or received by the third-party logistics company to activity processed in our ERP system.

•                    With respect to invoicing and processing accounts receivable and the application of customer payments, we have:

•        Reviewed invoices relating to orders not entered into our ERP system to determine that such orders are properly recorded and accounted for in our ERP system;

•        Reviewed for accuracy sales and billing records for parts and equipment to and from certain third parties to whom design and manufacturing responsibilities have been outsourced;

•        Reviewed wire transfer records and prior invoices to confirm that accounts payable paid by wire transfer were properly applied and that duplicate payments do not occur;

•        Developed and reviewed a management report to determine that all sales orders that have attained order status have been processed and are controlled through our new ERP system; and

•        Implemented new payment processes and internal reviews to avoid duplicate, delayed and improper payments.

In addition, of those corrective actions described above, we believe we have substantially completed the following corrective actions:

Credit Memoranda Remediation.   We have:

•                    Implemented invoice processing changes and management review prior to submission to customer;

•                    Increased credit and collection efforts to include more timely contact with customers;

•                    Reorganized our credit and collection and customer service activities in order to consolidate and streamline our billing process and to provide additional management review; and

•                    Implemented significant review of sales order entries to ensure correctness of items being sold, appropriate discounts, applicability of sales tax exemptions and payment terms.

Account Reconciliations.   We have:

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

•                    Implemented a cross-functional task force to streamline and validate information being processed through our ERP system, including data verification and management review; and

•                    Developed and reviewed a management report to determine that all sales orders that have attained order status have been processed and are controlled through our new ERP system.

Inventory-Related Remediation.   We have:

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

•                    Provided training and oversight controls to our third-party logistics management provider, including providing for the conduct of full audits for shipping, receiving and return processes; and

•                    Implemented faster network communications connection speeds with our logistics management provider to promote faster response and processing times.

ERP Implementation Remediation.   We have:

•                    Corrected data entry errors and corrected or updated pricing and unit data in our new ERP system files;

•                    Expanded the number of “super users” and provided additional training for employees who operate and interface with our ERP system, including training in placing and processing orders, inventory accounting practices and the functions and features of our new ERP system;

•                    Created specific reports in our ERP system tailored to our business and the controls necessary to promote accurate data entry and processing and timely compilation and reporting of our financial records;

•                    Troubleshot our ERP system to identify any missing, incomplete, corrupt or otherwise insufficient data necessary to properly record, process and fill orders; and

•                    Retained a third-party consulting firm to review and assess the conversion of those European operations that have transitioned to our new ERP system to determine the success of that conversion and the adequacy of the controls in place at such operations.

Other than actions we have taken to remedy the material weaknesses identified above, there were no material changes in our internal control over financial reporting during the period covered by this Annual Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   Other Information.

None.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

Part of the information required in response to this Item is set forth in Part I, Item 4, of this Annual Report on Form 10-K under the caption “Executive Officers.”  The balance will be set forth in our Proxy Statement for our 2007 Annual Meeting of Stockholders under the captions “Election of Directors—Information Concerning Nominees,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance Matters—Code of Ethics”, “Corporate Governance Matters—Corporate Governance and Nominating Committee,” and “Corporate Governance Matters—Audit Committee.”   Such information is incorporated herein by reference.

Item 11.   Executive Compensation

The information in response to this Item will be set forth in our Proxy Statement for our 2007 Annual Meeting of Stockholders under the captions “Director Compensation,” “Executive Compensation,” “Corporate Governance Matters—Compensation Committee Interlocks and Insider Participation,” and “Executive Compensation—Compensation Committee Report.” Such information is incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as set forth below, the information required in response to this Item will be set forth in our Proxy Statement for our 2007 Annual Meeting of Stockholders under the caption “Security Ownership of Certain Beneficial Owners and Management.”  Such information is incorporated herein by reference.

Equity Compensation Plans

The following table summarizes information about the equity securities authorized for issuance under our compensation plans as of December 31, 2006. For a description of these plans, please see Note 15 to the Consolidated Financial Statements.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
	(number of securities in thousands)
Equity compensation plans approved by stockholders	1,012	$9.82	923
Equity compensation plans not approved by stockholders	344	7.22	—
Total	1,356	9.16	923

Prior to December 31, 2005, we also maintained our 1998 Employee Stock Purchase Plan (“ESPP”) to provide eligible employees the opportunity to acquire limited quantities of our Common Stock. The ESPP terminated on December 31, 2005 except with respect to pending purchases under that Plan. The purchase price of each share issued under the ESPP was the lesser of (i) 85% of the fair market value of the shares on the date the option is granted and (ii) 85% of the fair market value of the shares on the last day of the period during which the option is outstanding. An aggregate of 600,000 shares of Common Stock was originally reserved for issuance under the ESPP.

No shares were purchased under our ESPP in 2006. Shares purchased under our ESPP were 8,022 and 10,632 at weighted average prices of $16.54 and $8.79 in 2005 and 2004, respectively. The weighted average fair values of ESPP shares issued in 2005 and 2004 were $4.61 and $2.43, respectively.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

The information required in response to this Item will be set forth in our Proxy Statement for our 2007 Annual Meeting of Stockholders under the caption “Certain Transactions” and “Corporate Governance Matters—Director Independence.”  Such information is incorporated herein by reference.

Item 14.   Principal Accountant Fees and Services

The information in response to this Item will be set forth in our Proxy Statement for our 2007 Annual Meeting of Stockholders under the caption “Fees of Independent Registered Public Accounting Firm.”  Such information is incorporated herein by reference.

PART IV

Item 15.   Exhibits and Financial Statement Schedules

(a)(1),(2)	Financial Statements and Financial Statement Schedules
The Consolidated Financial Statements and Financial Statement Schedule listed on page F-1 of this document are filed as part of this filing.
(a)(3)	Exhibits
The following exhibits are included as part of this filing and incorporated herein by this reference:
3.1	Certificate of Incorporation of Registrant. (Incorporated by reference to Exhibit 3.1 to Form 8-B filed on August 16, 1993, and the amendment thereto, filed on Form 8-B/A on February 4, 1994.)
3.2	Amendment to Certificate of Incorporation filed on May 23, 1995. (Incorporated by reference to Exhibit 3.2 to Registrant’s Registration Statement on Form S-2/A, filed on May 25, 1995.)
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

3.8

Certificate of Amendment of Certificate of Incorporation filed with Secretary of State of Delaware on May 17, 2005. (Incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, filed on August 1, 2005.)

3.9	Amended and Restated By-Laws. (Incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K, filed on December 1, 2006.)
4.1*	3D Systems Corporation 1996 Stock Incentive Plan. (Incorporated by reference to Appendix A to Registrant’s Definitive Proxy Statement filed on March 30, 2001.)
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

10.12

Lease Agreement dated February 8, 2006 between the Registrant and KDC-Carolina Investments 3, LP. (Incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K, filed on February 10, 2006.)

10.13

First Amendment to Lease Agreement dated August 7, 2006 between the Registrant and KDC-Carolina Investments 3, LP. (Incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K, filed on August 14, 2006.)

10.14

Second Amendment to Lease Agreement effective as of October 6, 2006 to Lease Agreement dated February 8, 2006 between 3D Systems Corporation and KDC-Carolina Investments 3, LP. (Incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K, filed on October 10, 2006.)

10.15

Third Amendment to Lease Agreement effective as of December 18, 2006 to Lease Agreement dated February 8, 2006 between 3D Systems Corporation and KDC-Carolina Investments 3, LP. (Incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K, filed on December 20, 2006.)

10.16

Fourth Amendment to Lease Agreement effective as of February 26, 2007 to Lease Agreement dated February 8, 2006 between 3D Systems Corporation and KDC-Carolina Investments 3, LP. (Incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K, filed on March 1, 2007.)

10.17

Purchase and Sale Agreement effective as of December 18, 2006 between 3D Systems Corporation and KDC Carolina Investments 3, LP. (Incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K, filed on December 20, 2006.)

10.18

First Amendment to Purchase and Sale Agreement entered into as of January 5, 2007 between the Registrant and KDC-Carolina Investments 3, LP. (Incorporated by reference to Exhibit 10.6 to Registrants’ Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006, filed on February 2, 2007.)

10.19*

Stock Option Agreement dated July 1, 1999, between Registrant and G. Walter Loewenbaum II. (Incorporated by reference to Exhibit 10.1 to Registrant’s Registration Statement on Form S-8, filed on May 11, 2000.)

10.20

Sixth Amendment to Reimbursement Agreement dated November 8, 2002, between Registrant and Wells Fargo Bank West, National Association. (Incorporated by reference to Exhibit 10.10 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 27, 2002, filed on November 12, 2002.)

10.21

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

10.28	Letter Agreement by and between 3D Systems Corporation and Fred R. Jones. (Incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K, filed on April 2, 2007.)
10.29

Waiver entered into on January 12, 2004, between Wells Fargo Bank, N.A. and 3D Systems Corporation. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed on January 21, 2004.)

10.30

Loan and Security Agreement by and among the Registrant, 3D Systems, Inc. and Silicon Valley Bank dated as of June 30, 2004. (Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, filed on August 5, 2004.)

10.31

Amendment No. 1 to Loan and Security Agreement dated as of July 22, 2005 by and among Silicon Valley Bank, the Company, 3D Systems, Inc. and the other parties thereto. (Incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K, filed on July 28, 2005.)

10.32

Amendment No. 2 to Loan and Security Agreement by and among Silicon Valley Bank, the Company, 3D Systems, Inc., 3D Holdings LLC, 3D Systems Asia Pacific Limited, 3D Capital Corporation dated and effective as of March 30, 2006. (Incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K, filed on April 4, 2006.)

10.33

Third Amendment entered into January 19, 2007 by and among Silicon Valley Bank, the Company, 3D Systems, Inc. and the other parties thereto. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed on January 25, 2007.)

10.34

Fourth Amendment entered into February 9, 2007 by and among Silicon Valley Bank, the Company and 3D Systems, Inc. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed on February 13, 2007.)

10.35

Fifth Amendment entered into April 26, 2007 by and among Silicon Valley Bank, the Company, 3D Systems, Inc. and the other parties thereto. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed on April 27, 2007.)

14.1	Code of Conduct, as amended effective as of November 30, 2006 (Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K, filed on December 1, 2006.)
14.2

3D Systems Corporation Code of Ethics for Senior Financial Executives and Directors. (Incorporated by reference to Exhibit 14.2 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, filed on March 15, 2004.)

21.1	Subsidiaries of Registrant.
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated April 30, 2007.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated April 30, 2007.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated April 30, 2007.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated April 30, 2007.

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
Date: April 30, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of registrant and in the capacities and on the dates indicated.

Signature	Date	Title
/s/ ABRAHAM N. REICHENTAL	April 30, 2007	Chief Executive Officer, President and
Abraham N. Reichental		Director (Principal Executive Officer)
/s/ GERALD J. PRIBANIC	April 30, 2007	Interim Vice President and Chief Financial
Gerald J. Pribanic		Officer (Principal Financial Officer)
/s/ WILLIAM J. TENNISON	April 30, 2007	Vice President, Controller and Chief
William J. Tennison		Accounting Officer (Principal Accounting
Officer)
/s/ CHARLES W. HULL	April 30, 2007	Executive Vice President, Chief Technology
Charles W. Hull		Officer and Director
/s/ G. WALTER LOEWENBAUM, II	April 30, 2007	Chairman of the Board of Directors
G. Walter Loewenbaum, II
/s/ MIRIAM V. GOLD	April 30, 2007	Director
Miriam V. Gold
/s/ JIM D. KEVER	April 30, 2007	Director
Jim D. Kever
/s/ KEVIN S. MOORE	April 30, 2007	Director
Kevin S. Moore
/s/ RICHARD C. SPALDING	April 30, 2007	Director
Richard C. Spalding
/s/ DANIEL S. VAN RIPER	April 30, 2007	Director
Daniel S. Van Riper

3D Systems Corporation

Index to Consolidated Financial Statements
and Consolidated Financial Statement Schedule

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
3D Systems Corporation
Rock Hill, South Carolina

We have audited the accompanying consolidated balance sheets of 3D Systems Corporation and its subsidiaries (the “Company”) as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholders’ equity, comprehensive income (loss) and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of 3D Systems Corporation and its subsidiaries as of December 31, 2006 and 2005 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

As more fully described in Note 15 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment.” Also, as more fully described in Note 16, the Company adopted SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, effective as of December 31, 2006.”

As more fully described in Note 3 to the consolidated financial statements, the Company has restated its financial statements for various years prior to 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Criteria) and our report dated April 30, 2007 expressed an unqualified opinion on management’s assessment that the Company did not maintain effective internal control over financial reporting and an adverse opinion related to the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 thereon.

/s/ BDO Seidman, LLP
BDO Seidman, LLP
Los Angeles, California
April 30, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
3D Systems Corporation
Rock Hill, South Carolina

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing in Item 9A of the Annual Report on Form 10-K, that 3D Systems Corporation and its subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2006 because of the effect of material weaknesses related to the period-end financial statement closing process, the processing and safeguarding of inventory, the invoicing of customers and the processing and application of customer payments, the monitoring of the accounting function and oversight of financial controls, the adequacy of information technology application controls and policies to safeguard access to programs and data, the process surrounding the calculation of accurate income tax provisions and related deferred tax assets and liabilities, and the controls over financial spreadsheets that are part of the financial statement preparation process, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). 3D Systems Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment:

1.                The Company did not maintain a timely and accurate period-end financial statement closing process or effective procedures for reconciling and compiling its financial records in a timely manner.  This resulted in numerous audit and post-closing adjustments that were material to the consolidated financial statements and indicated a more than remote likelihood that a material misstatement of the annual or interim financial statements would not have been prevented or detected.

2.                The Company did not maintain effective controls over the processing and safeguarding of inventory or inventory transactions.  This material weakness resulted in significant adjustments in the fourth quarter and for the year ended December 31, 2006.

3.                The Company did not effectively invoice customers, process accounts receivable or apply customer payments.  This material weakness resulted in numerous adjustments in revenue, accounts receivable and allowance for doubtful accounts and sales return reserves, as well as the restatement of financial statements previously issued for the quarters ended March 31 and June 30, 2006.

4.                The Company did not effectively monitor its accounting function and oversight of financial controls.  This material weakness resulted in a lack of consistent and effective review and supervision of account reconciliations and data entries at various levels of the accounting department to confirm, analyze, and reconcile account balances.

5.                The Company did not have adequate information technology application controls that could restrict access to ERP databases which could affect the financial statements.

6.                The Company did not effectively undertake its calculations of the provision for income taxes and the related deferred income tax assets and liabilities, primarily with respect to the foreign amounts.  This material weakness is principally caused by a lack of knowledgeable personnel performing the provision calculations, lack of verification that the tax adjustments are complete and accurate and absence of a proper true-up analysis as to the reasonableness of the provision estimates.

7.                The Company did not maintain adequate controls over financial spreadsheets that are part of the financial statement preparation process.  This material weakness could result in incorrect amounts being used for analyses and disclosures in the consolidated financial statements.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 financial statements, and this report does not affect our report dated April 30, 2007 on those financial statements.

In our opinion, management’s assessment that 3D Systems Corporation did not maintain effective internal control over financial reporting as of December 31, 2006 is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the control criteria, 3D Systems Corporation has not maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

The scope of our work was not sufficient to enable us to express, and we do not express, an opinion on management’s comments in their assessment regarding the remediation of the material weaknesses.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of 3D Systems Corporation as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholders’ equity, comprehensive income (loss) and cash flows for each of the years in the three-year period ended December 31, 2006 and our report dated April 30, 2007 expressed an unqualified opinion on those financial statements.

/s/ BDO Seidman, LLP
BDO Seidman, LLP
Los Angeles, California
April 30, 2007

3D Systems Corporation
Consolidated Balance Sheets
As of December 31, 2006 and 2005
(in thousands, except par value)

	2006	2005 Restated
ASSETS
Current assets:
Cash and cash equivalents	$14,331	$24,328
Accounts receivable, net of allowance for doubtful accounts of $2,359 (2006) and $990 (2005)	34,513	32,766
Inventories, net of reserves of $2,353 (2006) and $1,317 (2005)	26,114	14,810
Prepaid expenses and other current assets	6,268	9,275
Deferred income tax assets	748	2,500
Restricted cash	1,200	—
Assets held for sale	3,454	—
Total current assets	86,628	83,679
Property and equipment, net	23,763	11,992
Intangible assets, net	6,602	8,577
Goodwill	46,867	46,071
Restricted cash	—	1,200
Other assets, net	2,334	2,281
	$166,194	$153,800
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank credit facility	$8,200	$—
Current portion of long-term debt	3,545	200
Current portion of capitalized lease obligation	168	—
Accounts payable	26,830	11,684
Accrued liabilities	12,577	12,316
Customer deposits	6,510	1,945
Deferred revenue	11,463	13,725
Total current liabilities	69,293	39,870
Long-term portion of capitalized lease obligation	8,844	—
Long-term debt, less current portion	—	3,545
Convertible subordinated debentures	15,354	22,604
Other liabilities	3,034	2,327
Total liabilities	96,525	68,346
Preferred Stock, authorized 5,000 shares; Series B convertible redeemable preferred stock, authorized 0 shares (2006) and 2,670 shares (2005), issued and outstanding 0 (2006) and 2,617 (2005)	—	15,242
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value, authorized 60,000 shares; issued and outstanding 19,085 (2006) and 15,302 (2005)	19	15
Additional paid-in capital	132,566	106,591
Deferred compensation	—	(1,461)
Treasury stock, at cost; 28 shares (2006) and 12 shares (2005)	(89)	(73)
Accumulated deficit in earnings	(64,455)	(35,175)
Accumulated other comprehensive income (loss)	1,628	315
Total stockholders’ equity	69,669	70,212
	$166,194	$153,800

See accompanying notes to Consolidated Financial Statements.

3D Systems Corporation
Consolidated Statements of Operations
Years Ended December 31, 2006, 2005 and 2004
(in thousands, except per share amounts)

	2006	2005 Restated	2004 Restated
Revenue:
Products	$98,525	$99,781	$84,207
Services	36,295	39,297	41,403
Total revenue	134,820	139,078	125,610
Cost of sales:
Products	59,229	50,332	43,664
Services	29,334	26,584	25,390
Total cost of sales	88,563	76,916	69,054
Gross profit	46,257	62,162	56,556
Operating expenses:
Selling, general and administrative	51,204	40,344	39,415
Research and development	14,098	12,176	10,474
Severance and other restructuring costs	6,646	1,227	605
Total operating expenses	71,948	53,747	50,494
Income (loss) from operations	(25,691)	8,415	6,062
Interest and other expense, net	1,410	700	1,981
Income (loss) before income taxes	(27,101)	7,715	4,081
Provision (benefit) for income taxes	2,179	(1,691)	1,061
Net income (loss)	(29,280)	9,406	3,020
Preferred stock dividends and accretion of unamortized issuance costs	1,414	1,679	1,534
Net income (loss) available to common stockholders	$(30,694)	$7,727	$1,486
Net income (loss) available to common stockholders per share—basic	$(1.77)	$0.52	$0.11
Net income (loss) available to common stockholders per share—diluted	$(1.77)	$0.48	$0.11

See accompanying notes to Consolidated Financial Statements.

3D Systems Corporation
Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2006, 2005 and 2004
(in thousands, except par value)

											Accum.
	Common Stock				Changes		Notes	Treasury Stock			Other
		Par		Add’l	in		Receivable				Comp.	Total
		Value		Paid in	Preferred	Deferred	From			Accum.	Inc.	Stockholders’
	Shares	$0.001		Capital	Stock	Comp.	Employees	Shares	Amount	Deficit	(Loss)	Equity
Balance at December 31, 2003	12,903	$ 13		$ 85,588	$ (867)	$ —	$ (19)	6	$ (45)	$ (47,442)	$ (530)	$ 36,698
Restatement adjustment	—	—		—	—	—	—	—	—	(159)	1,718	1,559
Balance at December 31, 2003 (restated)	12,903	13		85,588	(867)	—	(19)	6	(45)	(47,601)	1,188	38,257
Exercise of stock options	672		(a)	4,800	—	—	—	—	—	—	—	4,800
Employee stock purchase plan	11		(a)	93	—	—	—	—	—	—	—	93
Stock compensation	55		(a)	627	—	—	—	—	—	—	—	627
Stock redeemed to payoff employee loans	(2)		(a)	—	—	—	19	2	(23)	—	—	(4)
Issuance of restricted stock	5		(a)	57	—	(52)	—	—	—	—	—	5
Amortization of restricted stock	—	—		—	—	7	—	—	—	—	—	7
Conversion of preferred stock	13		(a)	79	—	—	—	—	—	—	—	79
Conversion of subordinated debentures	833	1		9,999	—	—	—	—	—	—	—	10,000
Liquidated damages	—	—		(397)	—	—	—	—	—	—	—	(397)
Stock registration costs	—	—		(586)	—	—	—	—	—	—	—	(586)
Preferred stock dividends	—	—		—	(1,468)	—	—	—	—	—	—	(1,468)
Accretion of preferred stock issuance costs	—	—		—	(66)	—	—	—	—	—	—	(66)
Net income	—	—		—	—	—	—	—	—	3,020	—	3,020
Foreign currency translation adjustment	—	—		—	—	—	—	—	—	—	1,289	1,289
Balance at December 31, 2004 (restated)	14,490	$ 14		$ 100,260	$ (2,401)	$ (45)	$ —	8	$ (68)	$ (44,581)	$ 2,477	$ 55,656

(a)    Amounts not shown due to rounding.

3D Systems Corporation
Consolidated Statements of Stockholders’ Equity (Continued)
Years Ended December 31, 2006, 2005 and 2004
(in thousands, except par value)

	Common Stock				Changes		Notes	Treasury Stock			Other
		Par		Add’l	in		Receivable				Comp.	Total
		Value		Paid in	Preferred	Deferred	From			Accum.	Inc.	Stockholders’
	Shares	$0.001		Capital	Stock	Comp.	Employees	Shares	Amount	Deficit	(Loss)	Equity
Balance at December 31, 2004 (restated)	14,490	$ 14		$ 100,260	$ (2,401)	$ (45)	$ —	8	$ (68)	$ (44,581)	$ 2,477	$ 55,656
Exercise of stock options	672	1		7,991	—	—	—	—	—	—	—	7,992
Employee stock purchase plan	9	—	(a)	126	—	—	—	—	—	—	—	126
Stock compensation	—	—	(a)	—	—	—	—	—	—	—	—	—
Issuance of restricted stock	117	—	(a)	2,378	—	(1,901)	—	4	(5)	—	—	472
Amortization of restricted stock	—	—		—	—	485	—	—	—	—	—	485
Conversion of preferred stock	4			26	—	—	—	—	—	—	—	26
Conversion of subordinated debentures	10	—		100	—	—	—	—	—	—	—	100
Preferred stock dividends	—	—		—	(1,615)	—	—	—	—	—	—	(1,615)
Accretion of preferred stock issuance costs	—	—		(211)	(63)	—	—	—	—	—	—	(274)
Net income	—	—		—	—	—	—	—	—	9,406	—	9,406
Foreign currency translation adjustment	—	—		—	—	—	—	—	—		(2,162)	(2,162)
Balance at December 31, 2005 (restated)	15,302	15		110,670	(4,079)	(1,461)	—	12	(73)	(35,175)	315	70,212
Exercise of stock options	288	—	(a)	2,607	—	—	—	—	—	—	—	2,607
Employee stock purchase plan	2	—	(a)	33	—	—	—	—	—	—	—	33
Stock compensation expense				2,677	—	—	—	—	—	—	—	2,677
Issuance (repurchase) of restricted stock	140	—	(a)	145	—	—	—	16	(16)	—	—	129
Adoption of FASB 123R		—		(1,461)	—	1,461	—	—	—	—	—	—
Conversion of preferred stock	2,617	3		15,699	—	—	—	—	—	—	—	15,702
Conversion of subordinated debentures	713	1		7,249	—	—	—	—	—	—	—	7,250
Common stock issued for preferred stock dividends	23	—	(a)	440	—	—	—	—	—	—	—	440
Preferred stock dividends	—	—	(a)	(5,493)	4,526	—	—	—	—	—	—	(967)
Accretion of preferred stock issuance costs	—	—		—	(447)	—	—	—	—	—	—	(447)
Cumulative loss on pension plan - unrealized	—	—		—	—	—	—		—	—	(267)	(267)
Net loss	—	—		—	—	—	—	—	—	(29,280)	—	(29,280)
Foreign currency translation adjustment	—	—		—	—	—	—	—	—	—	1,580	1,580
Balance at December 31, 2006	19,085	$ 19		$132,566	$ 0	$ —	$ —	28	$ (89)	$ (64,455)	$ 1,628	$ 69,669

(a)              Amounts not shown due to rounding.

See accompanying notes to Consolidated Financial Statements.

3D Systems Corporation
Consolidated Statements of Comprehensive Income (Loss)
Years ended December 31, 2006, 2005 and 2004
(in thousands)

	2006	2005 Restated	2004 Restated
Net income (loss)	($29,280)	$9,406	$3,020
Other comprehensive income (loss):
Unrealized loss on pension obligation	(267)	—	—
Foreign currency translation adjustments	1,580	(2,162)	1,289
Comprehensive income (loss), net	($27,967)	$7,244	$4,309

See accompanying notes to Consolidated Financial Statements.

3D Systems Corporation
Consolidated Statements of Cash Flows
Years Ended December 31, 2006, 2005 and 2004
(in thousands)

	2006	2005 Restated	2004 Restated
Cash flows from operating activities:
Net income (loss)	$(29,280)	$9,406	$3,020
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for (benefit of) deferred income taxes	1,752	(2,500)	—
Depreciation and amortization	6,529	5,926	6,956
Provisions for (benefit of) bad debts	1,612	(48)	(216)
Adjustments for inventory reserve	968	(733)	(310)
Stock-based compensation	2,677	1,083	634
Non-cash payment of interest on employee note with Common Stock	—	—	(4)
(Gain) loss on disposition of property and equipment	7	(262)	231
Changes in operating accounts:
Accounts receivable	(1,745)	(12,615)	1,550
Lease receivables	177	448	21
Inventories	(11,242)	(8,775)	(249)
Prepaid expenses and other current assets	2,979	(4,225)	(2,858)
Other assets	(26)	(68)	88
Accounts payable	14,957	4,911	(413)
Accrued liabilities	(75)	107	(3,153)
Customer deposits	4,527	1,157	48
Deferred revenue	(2,735)	945	(2,533)
Other liabilities	588	(500)	(224)
Net cash provided by (used in) operating activities	(8,330)	(5,743)	2,588
Cash flows used in investing activities:
Purchases of property and equipment	(10,100)	(2,516)	(781)
Proceeds from disposition of property and equipment	248	727	—
Additions to license and patent costs	(506)	(372)	(417)
Software development costs	(658)	(508)	(737)
Net cash used in investing activities	(11,016)	(2,669)	(1,935)
Cash flows provided by financing activities:
Stock options, stock purchase plan and restricted stock proceeds	2,713	8,118	4,899
Bank borrowings	8,200	—	—
Repayment of long-term debt	(226)	(180)	(165)
Payments under obligation to former stockholders of 3D Systems S.A.	—	(585)	(852)
Securities issuance costs	—	(211)	—
Payment of preferred stock dividends	(785)	(1,617)	(1,420)
Payment of accrued liquidated damages	—	(36)	(837)
Stock registration costs	—	—	(428)
Payment to OptoForm minority stockholder	—	—	(49)
Net cash provided by financing activities	9,935	5,489	1,148
Effect of exchange rate changes on cash	(586)	746	196
Net increase (decrease) in cash and cash equivalents	(9,997)	(2,177)	1,997
Cash and cash equivalents at the beginning of the period	24,328	26,505	24,508
Cash and cash equivalents at the end of the period	$14,331	$24,328	$26,505

See accompanying notes to Consolidated Financial Statements.

3D Systems Corporation
Notes to Consolidated Financial Statements
Years Ended December 31, 2006, 2005 and 2004
(in thousands, except per share data)

Note 1 Basis of Presentation

The Consolidated Financial Statements include the accounts of 3D Systems Corporation and all majority-owned subsidiaries (the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation. The Company’s annual reporting period is the calendar year.

The Consolidated Financial Statements for the years ended December 31, 2004 and 2005 have been restated. See Note 3. Certain prior-period amounts have been reclassified to conform to the current-year presentation.

Note 2 Significant Accounting Policies

Use of Estimates

The Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including, among others, those related to the allowance for doubtful accounts, income taxes, inventories, goodwill, other intangible assets, contingencies and revenue recognition. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

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

Sales of the Company’s systems generally include equipment, a software license, a warranty on the equipment, training and installation. The Company allocates and records revenue for these transactions based on vendor-specific objective evidence that has been accumulated through historic operations, which, in most cases, is the price charged for the deliverable when sold separately. If fair value for all deliverables cannot be determined, the Company will use the residual method to determine the amount of the consideration to be allocated to the delivered items. The Company also evaluates the impact of undelivered items on the functionality of delivered items for each sales transaction and, where appropriate, defers revenue on delivered items when that functionality has been affected. Functionality is determined to be met if the delivered products or services represent a separate earnings process.

Revenue from services is recognized at the time of performance. The Company provides end-users with maintenance under a warranty agreement for up to one year and defers a portion of the revenue from the related systems sale at the time of sale based on the relative fair value of those services. After the initial

3D Systems Corporation
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2006, 2005 and 2004
(in thousands, except per share data)

warranty period, the Company offers these customers optional maintenance contracts. Deferred maintenance revenue is recognized ratably on a straight-line basis over the period of the contract.

The software products licensed with the Company’s systems are integral to the operation of the systems. These software products are generally sold or licensed only for use in the Company’s systems.

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

The Company’s terms of sale generally require payment within 30 to 60 days after shipment of a product, although the Company also recognizes that longer payment periods are customary in some countries where it transacts business. To reduce credit risk in connection with systems sales, the Company may, depending upon the circumstances, require significant deposits prior to shipment and may retain a security interest in a system sold until fully paid. In some circumstances, the Company may require payment in full for its products prior to shipment and may require international customers to furnish letters of credit. For services, the Company either bills customers on a time-and-materials basis or sells customers service agreements that are recorded as deferred revenue and provide for payment in advance on either an annual or other periodic basis.

Cash and Cash Equivalents

Investments with original maturities of three months or less are considered to be cash equivalents. The Company’s policy is to invest cash in excess of short-term operating and debt-service requirements in such cash equivalents. These instruments are stated at cost, which approximates market value because of the short maturity of the instruments.

The Company is required as a condition of an existing financing arrangement with Wells Fargo Bank to maintain $1,200 of cash as collateral that is restricted from use by the Company. Such restricted cash is reported separately on the Consolidated Balance Sheet at December 31, 2006 as a current asset, and it is not available for the Company’s operations. See Note 13.

Allowance for Doubtful Accounts

The Company’s estimate of the allowance for doubtful accounts related to trade receivables is based on two methods. The amounts calculated from each of these methods are combined to determine the total amount reserved.

First, the Company evaluates specific accounts for which it has information that the customer may be unable to meet its financial obligations (for example, bankruptcy). In these cases, the Company uses its

3D Systems Corporation
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2006, 2005 and 2004
(in thousands, except per share data)

judgment, based on the available facts and circumstances, and records a specific reserve for that customer against amounts due to reduce the outstanding receivable balance to the amount that is expected to be collected. These specific reserves are re-evaluated and adjusted as additional information is received that impacts the amount reserved.

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

The Company also provides an allowance account for returns and discounts. This allowance is evaluated on a specific account basis. In addition, the Company provides a reserve for returns from customers that have not been specifically identified based on historical experience.

Inventories

Inventories are stated at the lower of cost or net realizable market value, cost being determined using the first-in, first-out method. Reserves for slow-moving and obsolete inventories are provided based on historical experience and current product demand. The Company evaluates the adequacy of these reserves quarterly. Certain inventories are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 49, “Accounting for Product Financing Arrangements,” issued by the Financial Accounting Standards Board (“FASB”). See Note 5.

Property and Equipment

Property and equipment are carried at cost and depreciated on a straight-line basis over the estimated useful lives of the related assets, generally three to thirty years. Leasehold improvements are amortized on a straight-line basis over the shorter of (i) their estimated useful lives and (ii) the estimated or contractual lives of the leases. Realized gains and losses are recognized upon disposal or retirement of the related assets and are reflected in results of operations. Charges for repairs and maintenance are expensed as incurred.

Goodwill and Intangible Assets

The Company maintains goodwill on its Consolidated Balance Sheets that resulted from prior transactions accounted for under SFAS No. 141, “Business Combinations.” This goodwill is subject to impairment testing as required by SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires the use of judgment, and events impacting expected cash flows could result in a future impairment that previously was not required. SFAS No. 142 requires the Company to allocate goodwill to identifiable reporting units, which are then tested for impairment annually, or upon significant changes in the business environment, using a two-step process. The first step requires comparing the fair value of each reporting unit with its carrying amount, including goodwill. If that fair value exceeds the carrying amount, the second step of the process is not required to be performed and no impairment charge would be recorded. If, however, the fair value does not exceed that carrying amount, companies must perform a second step that

3D Systems Corporation
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2006, 2005 and 2004
(in thousands, except per share data)

requires an allocation of the fair value of the reporting unit to all assets and liabilities of that unit as if the reporting unit had been acquired in a purchase business combination as of the date of evaluation, and the fair value of the reporting unit was the purchase price. The goodwill resulting from that purchase price allocation is then compared to its carrying amount with any excess recorded as an impairment charge.

At December 31, 2006 goodwill was allocated as follows: $18,605 to U.S. operations, $21,332 to European operations and $6,930 to Asia-Pacific operations. See Note 8. Goodwill set forth on the Consolidated Balance Sheet as of December 31, 2006 arose from acquisitions carried out in years prior to December 31, 2003. Goodwill arising from the acquisition of DTM Corporation in 2001 was allocated to reporting units based on the percentage of SLS® systems then installed by geographic area. Goodwill arising from other acquisitions was allocated to reporting units based on geographic dispersion of the acquired companies’ sales at the time of their acquisition.

The Company performed an evaluation of its reporting units in the fourth quarters of 2006, 2005 and 2004 in conjunction with annual impairment testing and concluded that the fair values of the Company’s reporting units exceeded their carrying values. Accordingly, no goodwill impairment adjustments were recorded in 2006, 2005 or 2004.

Licenses, Patent Costs and Other Long-Lived Assets

Licenses, patent costs and other long-lived assets include costs incurred for internally developed products or procedures, costs incurred to perfect license or patent rights under applicable domestic and foreign laws and the amount incurred to acquire existing licenses and patents. Licenses and patent costs are amortized on a straight-line basis over their estimated useful lives, which are approximately seven to twenty years. Amortization expense is included in cost of sales, research and development expenses and selling, general and administrative expenses, depending upon the nature and use of the technology.

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

Capitalized Software Costs

Certain software development and production costs are capitalized when the related product reaches technological feasibility. Costs capitalized in 2006, 2005 and 2004 were $658, $508 and $737, respectively. Amortization of software development costs begins when the related products are available for use in related systems. Amortization expense, included in cost of sales, amounted to $349, $725 and $636 for 2006, 2005 and 2004, respectively, based on the straight-line method using an estimated useful life of one year. Net capitalized software costs aggregated $757 and $448 at December 31, 2006 and 2005, respectively, and are included in intangible assets in the accompanying Consolidated Balance Sheets.

Contingencies

The Company follows the provisions of SFAS No. 5, “Accounting for Contingencies.” SFAS No. 5 requires that an estimated loss from a loss contingency be accrued by a charge to income if it is both

3D Systems Corporation
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2006, 2005 and 2004
(in thousands, except per share data)

probable that an asset has been impaired or that a liability has been incurred and that the amount of the loss can be reasonably estimated.

Foreign Currency Translation

The Company transacts business globally and is subject to risks associated with fluctuating foreign exchange rates. More than 50% of the Company’s consolidated revenue is derived from sales outside of the U.S. See Note 22. This revenue is generated primarily from the operations of a foreign research and production subsidiary in Switzerland and foreign sales subsidiaries in their respective countries and surrounding geographic areas and is primarily denominated in each subsidiary’s local functional currency although certain sales are denominated in other currencies, including U.S. dollars or the euro, rather than the local functional currency. These subsidiaries incur most of their expenses (other than intercompany expenses) in their local functional currency. These currencies include euros, pounds sterling, Swiss francs and Japanese yen.

The geographic areas outside the U.S. in which the Company operates are generally not considered to be highly inflationary. Nonetheless, these foreign operations are sensitive to fluctuations in currency exchange rates arising from, among other things, certain intercompany transactions that are generally denominated in U.S. dollars rather than their respective functional currencies. The Company’s operating results, assets and liabilities are subject to the effect of foreign currency translation when the operating results and the assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars in the Company’s Consolidated Financial Statements. The assets and liabilities of the Company’s foreign subsidiaries are translated from their respective functional currencies into U.S. dollars based on the translation rate in effect at the end of the related reporting period. The operating results of the Company’s foreign subsidiaries are translated to U.S. dollars based on the average conversion rate for the related period.

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

Derivative Financial Instruments

The Company is exposed to market risk from changes in interest rates and foreign currency exchange rates and commodity prices, which may adversely affect its results of operations and financial condition. The Company seeks to minimize these risks through regular operating and financing activities and, when the Company considers it to be appropriate, through the use of derivative financial instruments. The Company does not purchase, hold or sell derivative financial instruments for trading or speculative purposes.

The Company applies SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137 and SFAS No. 138 (“SFAS No. 133”), to report all derivative instruments on the balance sheet at fair value. The Company has not qualified for hedge accounting;

3D Systems Corporation
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2006, 2005 and 2004
(in thousands, except per share data)

therefore, all gains and losses (realized or unrealized) are recognized in cost of sales in the Consolidated Statements of Operations.

The Company and its subsidiaries conduct business in various countries using both their functional currencies and other currencies to effect cross-border transactions. As a result, they are subject to the risk that fluctuations in foreign exchange rates between the dates that those transactions are entered into and their respective settlement dates will result in a foreign exchange gain or loss. When practicable, the Company endeavors to match assets and liabilities in the same currency on its U.S. balance sheet and those of its subsidiaries in order to reduce these risks. The Company, when it considers it to be appropriate, enters into foreign currency contracts to hedge the exposures arising from those transactions. At December 31, 2006, these contracts included contracts for both the purchase and sale of currencies other than the U.S. dollar. The purchase contracts related primarily to the procurement of inventory from a third party denominated in Swiss francs. The foreign currency sales contracts were denominated in euros, pound sterling and Swiss francs and were entered into to hedge intercompany purchase obligations of the Company’s subsidiaries. At December 31, 2005, these contracts included contracts for both the purchase and the sale of currencies other than the U.S. dollar.

During 2005, the Company entered into a range-forward arrangement with a large, creditworthy financial institution to hedge certain other currency-rate exposures in Japanese yen. This arrangement established a collar around a range of exchange rates between 106.0 and 113.5 yen to the U.S. dollar to hedge 95,000 yen (approximate equivalent range of $896 to $837) of intercompany payments from the Company’s Japanese subsidiary. Both the put and call options entered into under this hedge arrangement were for the same monetary amount and maturity date. This range-forward arrangement expired on February 6, 2006.

The dollar equivalent of the foreign currency contracts and their related fair values as of December 31, 2006 and 2005 were as follows:

	Foreign Currency Option Contracts		Foreign Currency Purchase Contracts		Foreign Currency Sales Contracts
	2006	2005	2006	2005	2006	2005
Notional amount	$—	$837	$536	$1,269	$2,487	$4,624
Fair value	—	866	526	1,258	2,595	4,519
Net unrealized gain (loss)	$—	$29	($10)	($11)	($108)	$105

The net fair value of all foreign exchange contracts at December 31, 2006 and 2005 reflected a net unrealized gain (loss) of $(118) and $123, respectively. These foreign currency contracts expire at various times between January 3, 2007 and January 31, 2007.

The total impact of foreign currency related items on the Consolidated Statements of Operations was a net gain (loss) of $(58), $(755) and $220 for 2006, 2005 and 2004, respectively.

The Company is exposed to credit risk if the counterparties to such transactions are unable to perform their obligations. However, the Company seeks to minimize such risk by entering into transactions with counterparties that are believed to be creditworthy financial institutions.

3D Systems Corporation
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2006, 2005 and 2004
(in thousands, except per share data)

Research and Development Costs

Research and development costs, except for certain software development costs discussed above, are expensed as incurred.

Earnings Per Share

Basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of Common Stock outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss), as adjusted for the assumed issuance of all dilutive shares, by the weighted average number of shares of Common Stock outstanding plus the number of additional common shares that would have been outstanding if all dilutive common shares issuable upon exercise of outstanding stock options or conversion of convertible securities had been issued. Common shares related to convertible securities and stock options are excluded from the computation when their effect is anti-dilutive, that is, when their inclusion would increase the Company’s net income per share or reduce its net loss per share. See Note 18.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expenses were $1,397, $1,352 and $1,212 for the years ended December 31, 2006, 2005 and 2004, respectively.

Pension costs

The Company accounts for pension costs in accordance with SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Retirement Plans,’’ which it adopted as of December 31, 2006. SFAS No. 158 requires that a plan’s unrecognized net gain or loss be recognized on the balance sheet, net of the related tax effect, as an adjustment to Other Comprehensive Income (Loss) and in Other Liabilities in the Consolidated Balance Sheet at December 31, 2006. The Company included the expected service cost, benefit payments and interest cost for 2007 in Accrued Liabilities at December 31, 2006 and also included the non-current portion of the accrued pension liability in Other Liabilities at December 31, 2006. See Note 16.

Equity Compensation Plans

The Company maintains stock-based compensation plans that are described more fully in Note 15. The Company adopted SFAS No. 123(R) effective January 1, 2006 and began recording compensation expense for previously issued stock options that vest subsequent to that date. In prior years, the Company’s equity compensation plans were accounted for under the intrinsic value recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.

3D Systems Corporation
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2006, 2005 and 2004
(in thousands, except per share data)

The following pro forma net income (loss) and net income (loss) per share information is presented as if the Company accounted for stock-based compensation awarded under its equity compensation plans using the fair-value method for years prior to its adoption of SFAS No. 123(R). Under the fair-value method, the estimated fair value of stock-based incentive awards is charged against income on a straight-line basis over the vesting period.

	2005 Restated	2004 Restated
Net income (loss) available to common stockholders, as reported	$7,727	$1,486
Deduct: Stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(1,144)	(2,120)
Pro forma net income (loss)	$6,583	$(634)
Basic net income (loss) available to stockholders per common share:
As reported	$0.52	$0.11
Pro forma	$0.44	($0.05)
Diluted net income (loss) available to stockholders per common share:
As reported	$0.48	$0.11
Pro forma	$0.41	($0.04)

Income Taxes

The Company and its domestic subsidiaries file a consolidated U.S. federal income tax return. The Company’s non-U.S. subsidiaries file income tax returns in their respective local jurisdictions. The Company provides for income taxes on those portions of its foreign subsidiaries’ accumulated earnings that the Company believes are not reinvested permanently in their business.

Income taxes are accounted for under the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax benefit carry-forwards. Deferred income tax liabilities and assets at the end of each period are determined using enacted tax rates.

The Company records deferred income tax assets arising from temporary timing differences between recorded net income and taxable net income when and if it believes that future earnings will be sufficient to realize the tax benefit. The Company provides a valuation allowance for those jurisdictions in which the expiration date of tax benefit carry-forwards or projected taxable earnings lead the Company to conclude that it is not more likely than not that it will be able to realize the tax benefit of those carry-forwards.

Recent Accounting Pronouncements

In July 2006, FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (an interpretation of FASB Statement No. 109) (“FIN 48”), which is effective for fiscal years beginning after December 15, 2006. This interpretation was issued to clarify the accounting for uncertainty in the amount of income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement presentation of a tax position taken or expected to be taken in a tax return. The provisions of FIN 48 are effective for the Company as of the beginning of 2007, and the Company will record any cumulative effect of this change in accounting principle as an

3D Systems Corporation
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2006, 2005 and 2004
(in thousands, except per share data)

adjustment to retained earnings as of January 1, 2007. The Company is currently evaluating the potential impact of this interpretation.

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

In March 2006, FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—An Amendment of FASB Statement No. 140.”  This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract. The Company does not engage in these activities, and therefore the Company believes that this statement will not have a material effect on its results of operations or consolidated financial position.

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements.”  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement does not require any new fair value measurements. This statement is expected to be applied prospectively and is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company believes that the adoption of SFAS No. 157 will not have a material effect on its results of operations or consolidated financial position.

In September 2006, FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.”  This statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statements of financial position and to recognize changes in that funded status in the year in which the changes occur through adjustments to comprehensive income. This statement is required to be applied as of the end of the fiscal year ending after December 15, 2006. See Note 16.

In February 2007, FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115", which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value, nor does it eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157, "Fair Value Measurements," and SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." SFAS No. 159 is effective for the Company’s fiscal year beginning January 1, 2008. The

3D Systems Corporation
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2006, 2005 and 2004
(in thousands, except per share data)

Company is currently assessing the impact that the adoption of SFAS No. 159 may have on the Company’s consolidated financial statements.

In December 2006, FASB issued EITF No. 00-19-2, "Accounting for Registration Payment Arrangements" EITF No. 00-19-2 addresses an issuer's accounting for registration payment arrangements and specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5. The guidance in EITF No. 00-19-2 amends SFAS Nos. 133 and 150 and FASB Interpretation No. 45 to include scope exceptions for registration payment arrangements. EITF No. 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2006. The Company anticipates that the adoption of EITF No. 00-19-2 will have no impact on the Company’s consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108. SAB 108 adds Section N to Topic 1, Financial Statements, of the Staff Accounting Bulletin Series. SAB 108 provides guidance on the consideration of the effects of prior-year misstatements in quantifying current-year misstatements for the purpose of a materiality assessment. Application of SAB 108 is encouraged in any report for an interim period of the first fiscal year ending after November 15, 2006. Previously filed interim reports need not be amended. However, comparative information presented in reports for interim periods of the first year subsequent to initial application should be adjusted to reflect the cumulative effect adjustment as of the beginning of the year of initial application. The Company took the provisions of SAB 108 into account in restating its financial statements as set forth herein. See Note 3.

Note 3 Financial Statement Restatement

On February 2, 2007, the Company issued financial information related to the restatement of its financial statements as of and for the years ended December 31, 2004 and 2005. It identified the errors that led to these restatements in the third quarter of 2006 and evaluated and corrected them through adjustments reflected in the restated historical Consolidated Financial Statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 154 (“SFAS No. 154”), “Accounting Changes and Error Corrections.”  It also assessed the materiality of prior-period misstatements that were previously identified but not corrected because they were originally considered not to be material. The restated financial information reflects adjustments to correct or record all such previously unadjusted amounts.

The errors and previously unrecorded audit adjustments that the Company identified and corrected in these restatements included the following:

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

3D Systems Corporation
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2006, 2005 and 2004
(in thousands, except per share data)

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

•       Errors related to the timing of expenses for certain unrelated third-party professional services.

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

In September 2001, the Company acquired its Swiss subsidiary, 3D Systems S.A., a manufacturer and developer of stereolithography and other materials. The Company recorded and maintained goodwill related to this acquisition in U.S dollars on its balance sheet rather than in Swiss francs, the functional currency of its Swiss subsidiary, on the balance sheet of that subsidiary as required by generally accepted accounting principles. If the Company had correctly recorded this goodwill on the subsidiary’s balance sheet at the time of the acquisition, the related foreign currency translation effects would have resulted in periodic adjustments to goodwill and to stockholders’ equity on the Company’s Consolidated Balance Sheets for the years ended December 31, 2001 through December 31, 2006, which adjustments would have arisen from changes in other comprehensive income (loss) in each year.

The Company has corrected this error  and the restated financial information reflects adjustments to correct the previously unadjusted amounts of goodwill, stockholders’ equity and other comprehensive income (loss) for each year ended on or before December 31, 2006. Neither this error nor its correction had any effect on net income (loss) reported for any period on the Company’s Consolidated Statements of Operations. As of December 31, 2006, the Company’s Consolidated Balance Sheet reflects an $1,822 increase in goodwill and a corresponding cumulative net increase in accumulated other comprehensive income (loss), together with appropriate adjustments to stockholders’ equity, arising from foreign currency translation related to such goodwill in each year ended on or before December 31, 2006. Such net increase in other comprehensive income (loss) consists of a $1,719 increase through December 31, 2003, an additional $574 increase for the year ended December 31, 2004, a $969 decrease for the year ended December 31, 2005 and a $498 increase for the year ended December 31, 2006.

3D Systems Corporation
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2006, 2005 and 2004
(in thousands, except per share data)

The following table shows the impact of the correction of all errors on income available to common stockholders for the years ended December 31, 2005 and  December 31, 2004, as well as the cumulative impact of prior-period errors on the Company’s accumulated deficit in earnings at December 31, 2003. This table does not include the effect of the correction of the error in recording goodwill of the Company’s Swiss subsidiary as that error did not affect income available to common stockholders in any year or the Company’s accumulated deficit in earnings. The tax effect of the correction of these errors on each restated period was either minimal or nil.

	Effect of Restatement on
	Income (Loss) Available to Common Stockholders		Accumulated Deficit
	Year Ended	Year Ended	in Earnings
	December 31, 2005	December 31, 2004	December 31, 2003
Previously reported	$8,404	$1,027	$(47,442)
Adjustments:
Credit memos	(363)	10	—
Royalty income/expense	(322)	253	—
Recognition of warranty and training revenue	(189)	220	32
Securities issuance costs	211	—	—
Prepaid materials reconciliation	(97)	—	—
Depreciation of fixed assets	(161)	(4)	—
Accrual for professional services	(15)	—	—
Inventory usage	22	—	—
Other	46	(20)	—
Tax provision	191	—	(191)
Total adjustments	(677)	459	(159)
Restated	$7,727	$1,486	$(47,601)
Net income available to common stockholders per share—diluted (as previously reported)	$0.53	$0.07
Effect of restatement	(0.05)	0.04
Net income available to common stockholders per share—diluted (restated)	$0.48	$0.11

3D Systems Corporation
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2006, 2005 and 2004
(in thousands, except per share data)

The impact of these adjustments on the Consolidated Statements of Operations for the years ended December 31, 2004 and 2005 is as follows:

	2005 Year Ended			2004 Year Ended
	As Previously Reported	Restatement Adjustments	Restated	As Previously Reported	Restatement Adjustments	Restated
Consolidated Statement of Operations	December 31			December 31
	(amounts in $000s)
Revenue:
Products	$100,396	$(615)	$99,781	$83,976	$231	$84,207
Services	39,274	23	39,297	41,403	—	41,403
Total revenue	139,670	(592)	139,078	125,379	231	125,610
Cost of sales:
Products	49,973	359	50,332	43,898	(234)	43,664
Services	26,567	17	26,584	25,390	—	25,390
Total cost of sales	76,540	376	76,916	69,288	(234)	69,054
Gross profit	63,130	(968)	62,162	56,091	465	56,556
Operating expenses:
Selling, general and administrative	40,382	(38)	40,344	39,411	4	39,415
Research and development	12,176	—	12,176	10,474	—	10,474
Severance and restructuring	1,227	—	1,227	605	—	605
Total operating expenses	53,785	(38)	53,747	50,490	4	50,494
Income from operations	9,345	(930)	8,415	5,601	461	6,062
Interest and other expense, net	762	(62)	700	1,979	2	1,981
Income before provision for (benefit from) income taxes	8,583	(868)	7,715	3,622	459	4,081
Provision for (benefit from) income taxes	(1,500)	(191)	(1,691)	1,061	—	1,061
Net income	10,083	(677)	9,406	2,561	459	3,020
Preferred stock dividends	1,679	—	1,679	1,534	—	1,534
Income available to common stockholders	$8,404	$(677)	$7,727	$1,027	$459	$1,486
Net income available to common stockholders per share—basic	$0.56	$(0.04)	$0.52	$0.08	$0.03	$0.11
Net income available to common stockholders per share—diluted	$0.53	$(0.05)	$0.48	$0.07	$0.04	$0.11

The changes to the Consolidated Statements of Operations reflected in the table above include:

•       For the year ended December 31, 2005, the changes to the Consolidated Statement of Operations arising from the restatement primarily relate to the following:

•       Revenue decreased by $592 for the year. The decrease in revenue primarily relates to adjustments to amortization for warranty and training revenue and for credit memoranda for customers that were applicable to 2005.

•       Cost of sales increased by $376 for the year. The increase in cost of sales for the year primarily relates to an understatement of royalty expense that had been incorrectly expensed in 2004.

•       As a result of the decrease in revenue and increase in cost of sales, gross profit declined by $968 for the year.

•       Operating expenses decreased nominally for the year 2005 primarily related to errors in recording selling, general and administrative expenses.

3D Systems Corporation
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2006, 2005 and 2004
(in thousands, except per share data)

•       Operating income declined by $930 for the year.

•       Changes in interest and other expense, net relate to an increase in interest income for the 2005 year.

•       The income tax benefit recorded in 2005 relates to the correction of a foreign income tax provision in 2005 that was applicable to prior periods.

•  Net income declined by $677 for the year.

•       For the year ended December 31, 2004, the changes arising from the restatement primarily relate to the following:

•       Revenue increased by $231 for the year. The increase in revenue primarily relates to a $220 adjustment of amortization for warranty and training revenue.

•       Cost of sales decreased by $234. This decrease primarily relates to a $254 adjustment of royalty expense that was overstated in 2004 and understated in 2005.

•  As a result of the increase in revenue and decrease in cost of sales, gross profit increased by $465 for the year.

•       As a result of these changes, net income increased by $459.

3D Systems Corporation
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2006, 2005 and 2004
(in thousands, except per share data)

The impact of the restatement on the Consolidated Balance Sheets as of December 31, 2005 and 2004 was as follows:

	December 31, 2005			December 31, 2004
	As Previously Reported	Restatement Adjustments	Restated	As Previously Reported	Restatement Adjustments	Restated
Consolidated Balance Sheet
ASSETS
Current assets:
Cash and cash equivalents	$24,112	$216	$24,328	$26,276	$229	$26,505
Accounts receivable	33,172	(406)	32,766	22,209	(13)	22,196
Inventories	13,960	850	14,810	9,512	(18)	9,494
Prepaid expenses and other current assets	9,307	(32)	9,275	5,278	(50)	5,228
Deposits	216	(216)	—	229	(229)	—
Deferred income tax assets	2,500	—	2,500	—	—	—
Total current assets	83,267	412	83,679	63,504	(81)	63,423
Property and equipment, net	12,166	(174)	11,992	9,500	71	9,571
Intangible assets, net	7,990	587	8,577	10,224	584	10,808
Goodwill	44,747	1,324	46,071	45,135	2,293	47,428
Restricted cash	1,200	—	1,200	1,200	—	1,200
Lease receivable	—	—	—	365	—	365
Other assets, net	2,868	(587)	2,281	2,817	(584)	2,233
	$152,238	$1,562	$153,800	$132,745	$2,283	$135,028
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$200	$—	$200	$180	$—	$180
Accounts payable	10,949	735	11,684	6,937	35	6,972
Accrued liabilities	12,174	142	12,316	13,447	(112)	13,335
Customer deposits	1,945	—	1,945	819	—	819
Deferred revenue	13,768	(43)	13,725	13,797	(225)	13,572
Total current liabilities	39,036	834	39,870	35,180	(302)	34,878
Long-term debt, less current portion	3,545	—	3,545	3,745	—	3,745
Convertible subordinated debentures	22,604	—	22,604	22,704	—	22,704
Other liabilities	2,335	(8)	2,327	2,856	(8)	2,848
	67,520	826	68,346	64,485	(310)	64,175
Preferred stock	15,242	—	15,242	15,196	—	15,196
Stockholders’ equity:
Common stock	15	—	15	14	—	14
Additional paid-in capital	106,883	(292)	106,591	97,859	—	97,859
Deferred compensation	(1,461)	—	(1,461)	(45)	—	(45)
Treasury stock, at cost; 12 shares at December 31, 2006 and 2005	(154)	81	(73)	(68)	—	(68)
Accumulated deficit in earnings	(34,798)	(377)	(35,175)	(44,881)	300	(44,581)
Accumulated other comprehensive income (loss)	(1,009)	1,324	315	185	2,293	2,478
Total stockholders’ equity	69,476	736	70,212	53,064	2,593	55,657
	$152,238	$1,562	$153,800	$132,745	$2,283	$135,028

3D Systems Corporation
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2006, 2005 and 2004
(in thousands, except per share data)

The changes to the Consolidated Balance Sheets reflected in the table above as a result of the restatement are summarized below.

•       As of December 31, 2005, the changes arising from the restatement primarily related to the following:

•       Cash and cash equivalents increased by $216 as of December 31, 2005 while deposits decreased by $216 as of December 31, 2005 and intangible assets increased $587 and other assets decreased $587 as of December 31, 2005, in each case as a result of reclassification of amounts in the balance sheet.

•       Accounts receivable decreased by $406 as of December 31, 2005. The decrease in accounts receivable primarily relates to adjustments for credit memoranda discussed above.

•       Inventory increased by $850 as of December 31, 2005. The increase in inventory as of December 31, 2005 primarily relates to the $716 accrual for inventory in transit at year end where title had transferred.

•       Property and equipment, net decreased by $174 as of December 31, 2005 for depreciation associated with assets placed into service in that period.

•       The $1,324 increase in goodwill as of December 31, 2005 reflects the effect in 2005 of foreign currency translation between the Swiss franc and the U.S. dollar.

•       Accounts payable increased $735 as of December 31, 2005 primarily to reflect the $716 liability associated with the in-transit inventory recorded.

•       Additional paid-in capital decreased by $292 as of December 31, 2005. The decrease was the result of an adjustment for costs related to the issuance of securities which were charged to additional paid-in capital as discussed above and the correction of treasury stock.

•       Other changes to the balance sheet line items for the 2005 periods were not material, individually or in the aggregate. Such changes include miscellaneous adjustments to inventory and additional depreciation expense for items placed in service that had not been depreciated prior to restatement.

•       Stockholders’ equity increased by $736 reflecting the $1,324 cumulative increase in other comprehensive income, partially offset by the $292 reduction of additional paid-in capital discussed above and a $377 increase in the accumulated deficit in earnings.

•       As of December 31, 2004, the changes arising from the restatement primarily related to the following:

•       Cash and cash equivalents increased by $229 as a result of a reclassification of deposits in the balance sheet to correct an error in recording unrestricted cash in deposits.

•       The $2,293 increase in goodwill as of December 31, 2004 reflects the effect in 2004 of foreign currency translation between the Swiss franc and the U.S. dollar.

•       Intangible assets, net increased by $584 as a result of a reclassification of certain other assets in the balance sheet to conform to the current presentation.

3D Systems Corporation
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2006, 2005 and 2004
(in thousands, except per share data)

•       Accrued liabilities decreased by $112 as of December 31, 2004. This decrease relates to a $254 adjustment of the royalty expense, which was overstated in 2004 and understated in 2005, partially offset by a $191 adjustment to increase the foreign income tax liability.

•       Deferred revenue decreased by $225 as of December 31, 2004. This decrease relates to a $225 adjustment of amortization for warranty and training revenue.

•       Other changes to the Consolidated Balance Sheet line items at December 31, 2004 were not material, individually or in the aggregate. Such changes include miscellaneous adjustments to inventory, additional depreciation expense for items placed in service which had not been depreciated prior to restatement and miscellaneous reconciliation adjustments.

•       Stockholders’ equity increased by $2,593 reflecting the $2,293 cumulative increase in other comprehensive income and a $300 increase in accumulated earnings.

3D Systems Corporation
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2006, 2005 and 2004
(in thousands, except per share data)

The impact of the restatement on the Consolidated Statements of Cash Flows for the years ended December 31, 2005 and 2004 is as follows:

	For the Year Ended
	December 31, 2005			December 31, 2004
	As Previously Reported	Restatement Adjustments	Restated	As Previously Reported	Restatement Adjustments	Restated
Consolidated Statements of Cash Flows
Cash flows from operating activities:
Net income	$10,083	$(677)	$9,406	$2,561	$459	$3,020
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for (benefit of) deferred income taxes	(2,500)	—	(2,500)	—	—	—
Depreciation and amortization	5,764	162	5,926	6,956	—	6,956
Provisions for (benefit of) bad debts	(48)	—	(48)	(216)	—	(216)
Adjustments for inventory reserves	(733)	—	(733)	(310)	—	(310)
Stock-based compensation	1,083	—	1,083	634	—	634
Non-cash payment of interest on employee note with Common Stock				(4)	—	(4)
Gain/(loss) on disposition of property and equipment	(262)	—	(262)	231	—	231
Changes in operating accounts:
Deposits	(13)	13	—	338	(338)	—
Accounts receivable	(13,008)	393	(12,615)	1,537	13	1,550
Lease receivable	448	—	448	21	—	21
Inventories	(7,907)	(868)	(8,775)	(189)	(60)	(249)
Prepaid expenses and other current assets	(4,207)	(18)	(4,225)	(2,908)	50	(2,858)
Other assets	69	(137)	(68)	88	—	88
Accounts payable	4,211	700	4,911	(448)	35	(413)
Accrued liabilities	(148)	255	107	(2,849)	(304)	(3,153)
Customer deposits	1,157	—	1,157	48	—	48
Deferred revenue	763	182	945	(2,340)	(193)	(2,533)
Other liabilities	(543)	43	(500)	(222)	(2)	(224)
Net cash provided by (used in) operating activities	(5,791)	48	(5,743)	2,928	(340)	2,588
Cash flows used in investing activities:
Purchases of property and equipment	(2,603)	87	(2,516)	(781)	—	(781)
Proceeds on disposition of property and equipment	727	—	727
Additions to license and patent costs	(372)	—	(372)	(417)	—	(417)
Software development costs	(598)	90	(508)	(737)	—	(737)
Net cash used in investing activities	(2,846)	177	(2,669)	(1,935)	—	(1,935)
Cash flows from financing activities:
Stock options, stock purchase plan and restricted stock proceeds	8,118	—	8,118	4,898	1	4,899
Repayment of long-term debt	(180)	—	(180)	(165)	—	(165)
Payments under obligation to former stockholders of 3D Systems S.A.	(585)	—	(585)	(852)	—	(852)
Payment of preferred stock dividends	(1,617)	—	(1,617)	(1,420)	—	(1,420)
Payment of accrued liquidated damages	(36)	—	(36)	(837)	—	(837)
Securities issuance costs	—	(211)	(211)	(428)	—	(428)
Payment to OptoForm minority stockholder	—	—	—	(49)	—	(49)
Net cash provided by financing activities	5,700	(211)	5,489	1,147	1	1,148
Effect of exchange rate changes on cash	773	(27)	746	182	14	196
Net increase in cash and cash equivalents	(2,164)	(13)	(2,177)	2,322	(325)	1,997
Cash and cash equivalents, beginning of period	24,276	229	26,505	23,954	554	24,508
Cash and cash equivalents, end of period	$24,112	$216	$24,328	$26,276	$229	$26,505

The changes for the years ended December 31, 2004 and 2005 displayed in the table above are the result of the restatement adjustments previously described in this Note 3.

3D Systems Corporation
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2006, 2005 and 2004
(in thousands, except per share data)

Note 4 Outsourcing of Assembly and Refurbishment Activities

Since 2004, the Company has outsourced its equipment assembly and refurbishment activities as well as the assembly of field service kits for sale by the Company to its customers to several selected design and engineering companies and suppliers. These suppliers also carry out quality control procedures on the Company’s systems prior to their shipment to customers. As part of these activities, these suppliers have responsibility for procuring the components and sub-assemblies that are used in the Company’s systems. The Company purchases finished systems from these suppliers pursuant to forecasts and customer orders that the Company supplies to them. While the outsource suppliers of the Company’s systems have responsibility for the supply chain of the components for the systems they assemble, the components, parts and sub-assemblies that are used in the Company’s systems are generally available from several potential suppliers.

The activities that the Company outsourced include assembly of its InVision® 3-D printing equipment, its SLA®  systems, its SLS® systems and certain other equipment items, the refurbishment of certain used equipment systems and the assembly of field service kits for sale by the Company to its customers.

In connection with these activities, in 2004, the Company effected a reduction in its work force, primarily at its Grand Junction, Colorado facility. See Note 11.

The Company sells components of its raw materials inventory related to those systems to those third-party suppliers from time to time. Those sales made through December 31, 2006 have been recorded in the financial statements as a product financing arrangement under SFAS No. 49, “Accounting for Product Financing Arrangements.” Pursuant to SFAS No. 49, as of December 31, 2006 and December 31, 2005, the Company recorded a non-trade receivable of $2,429 and $1,051, respectively, classified in prepaid expenses and other current assets on the Consolidated Balance Sheets, reflecting the book value of the inventory sold to the assemblers for which the Company had not received payment. At December 31, 2006 and 2005, $1,048 and $417, respectively, remained in inventory with a corresponding amount included in accrued liabilities, representing the Company’s non-contractual obligation to repurchase assembled systems and refurbished parts produced from such inventory.

Under these arrangements, the Company generally purchases assembled systems from the assemblers following the Company’s receipt of an order from a customer or as needed from the assembler to repair a component or to service equipment. Under certain circumstances, the Company anticipates that it may purchase assembled systems from the assemblers prior to the receipt of an order from a customer. At December 31, 2006 and December 31, 2005, the Company had advanced $698 and $5,271, respectively, of progress payments to assemblers for systems forecasted to be required for resale to customers. These progress payments were recorded in prepaid expenses and other current assets in the Consolidated Balance Sheets.

3D Systems Corporation
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2006, 2005 and 2004
(in thousands, except per share data)

Note 5 Inventories

Components of inventories, net at December 31, 2006 and 2005 are as follows:

	2006	2005 Restated
Raw materials	$531	$207
Inventory held by assemblers	1,048	417
Work in process	—	55
Finished goods	24,535	14,131
	$26,114	$14,810

Note 6 Property and Equipment

Property and equipment at December 31, 2006 and 2005 are summarized as follows:

	2006	2005 Restated	Useful Life (in years)
Land	$—	$436	—
Building	8,496	4,202	30
Machinery and equipment	25,640	21,574	3-5
Capitalized software—ERP	2,975	29	5
Office furniture and equipment	3,428	3,022	5
Leasehold improvements	7,901	3,534	Life of Lease
Rental equipment	1,192	910	5
Construction in progress	43	3,785	N/A
Total property and equipment	$49,675	$37,492
Less: Accumulated depreciation	(25,912)	(25,500)
Total property and equipment, net of accumulated depreciation	$23,763	$11,992

Depreciation expense for 2006, 2005 and 2004 was $3,389, $2,814, and $3,401, respectively. Leasehold improvements are amortized on a straight-line basis over the shorter of (i) their estimated useful lives and (ii) the estimated or contractual life of the related lease. In the fourth quarter of 2005, the Company accelerated amortization of the leasehold improvements related to its Valencia facility as a result of its plan to substantially reduce use of or vacate the facility by September 30, 2006. Accordingly, such leasehold improvements were fully amortized as of September 30, 2006. Such accelerated amortization amounted to $59 in 2006.

Building and leasehold improvements include capitalized costs for tenant improvements for the Rock Hill facility. See Note 23.

For the years ended December 31, 2006 and 2005, the Company recognized software amortization expense of $445 and $15, respectively, for enterprise resource planning (“ERP”) system capitalization costs.

3D Systems Corporation
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2006, 2005 and 2004
(in thousands, except per share data)

The Company ceased operations at its Grand Junction, Colorado facility on April 28, 2006. The facility was listed for sale during the first quarter of 2006. Following the termination of a contract to sell the building entered into in November 2006, the Company agreed in April 2007 to sell the building for $6,800, subject to customary closing conditions. During 2006, the Company received $248 in proceeds from the sale of certain personal property associated with this facility that was no longer required for the Company’s operations. Following the closing of the Grand Junction facility, approximately $3,454 of assets, net of accumulated depreciation, comprised primarily of $3,018 net of accumulated depreciation of building and improvements and $436 of land associated with the facility were reclassified on the Company’s Consolidated Balance Sheet from long-term assets to current assets, where they have been recorded as assets held for sale. Following the closing of this facility, the Company ceased to record depreciation expense related to this facility, which amounted to $570 per year. See Note 13.

Note 7 Intangible Assets

(a)   Licenses and Patent Costs

Licenses and patent costs at December 31, 2006 and 2005 are summarized as follows:

	2006	2005	Weighted average useful life (in years)
Licenses, at cost	$2,337	$2,333	fully amortized
Patent costs	18,771	18,226	7.9
	21,108	20,559
Less: Accumulated amortization	(16,272)	(15,034)
Net licenses and patent costs	$4,836	$5,525

During 2006, 2005 and 2004, the Company capitalized $506, $372 and $417, respectively, for costs incurred to acquire, develop and extend patents in the United States and various other countries. Amortization of such previously capitalized patent costs was $1,195 in 2006, $1,090 in 2005 and $1,323 in 2004. The Company expects amortization expense with respect to previously capitalized patent costs to be $614 in 2007, $230 in 2008, $177 in 2009, $136 in 2010 and $124 in 2011.

(b)   Acquired Technology

Acquired technology at December 31, 2006 and 2005 is summarized as follows:

	2006	2005
Acquired technology	$10,268	$10,148
Less: Accumulated amortization	(9,320)	(7,683)
Net acquired technology	$948	$2,465

The remaining unamortized acquired technology was purchased in 2001 in connection with the DTM acquisition and assigned a useful life of six years, extending to 2007. In each of 2006, 2005 and 2004, the Company amortized $1,517 of acquired technology. The Company expects amortization expense with

3D Systems Corporation
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2006, 2005 and 2004
(in thousands, except per share data)

respect to the remaining unamortized acquired technology to be $948 in the year ending December 31, 2007, at which time these costs will be fully amortized.

(c)   Other Intangible Assets

The Company had $817 and $587 of other net intangible assets as of December 31, 2006 and 2005, respectively. Amortization expense related to such intangible assets was $429 and $505 for the years ended December 31, 2006 and 2005, respectively.

Note 8 Goodwill

The following are the changes in the carrying amount of goodwill by geographic area and reporting units:

	U.S.	Europe	Asia- Pacific	Total
Balance at January 1, 2005 (Restated)	$18,605	$21,893	$6,930	$47,428
Effect of foreign currency exchange rates	—	(1,357)	—	(1,357)
Balance at December 31, 2005 (Restated)	18,605	20,536	6,930	46,071
Effect of foreign currency exchange rates	—	796	—	796
Balance at December 31, 2006	$18,605	$21,332	$6,930	$46,867

The effect of foreign currency exchange rates in the preceding table reflects the impact on goodwill amounts recorded in currencies other than the U.S. dollar on the financial statements of subsidiaries in these geographic areas resulting from the yearly effect of foreign currency translation between the applicable functional currency and the U.S. dollar. The remaining goodwill for Europe and the entire amount of goodwill for Asia-Pacific represent amounts allocated in U.S. dollars from the U.S. to those geographic areas for financial reporting purposes and is not subject to translation effects.

Note 9 Employee Benefits

The Company sponsors a Section 401(k) plan covering substantially all of its eligible U.S. employees. The Plan entitles eligible employees to make contributions to the Plan after meeting certain eligibility requirements. Contributions are limited to the maximum contribution allowances permitted under the Internal Revenue Code. The Company matches 50% of the employee contributions up to a maximum as set forth in the Plan. The Company may also make discretionary contributions to the Plan, which would be allocable to participants in accordance with the Plan. For the years ended December 31, 2006, 2005 and 2004, the Company expensed $222, $269 and $268, respectively, for contributions to the 401(k) Plan. See Note 16.

3D Systems Corporation
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2006, 2005 and 2004
(in thousands, except per share data)

Note 10 Accrued and Other Liabilities

Accrued liabilities at December 31, 2006 and 2005 are as follows:

		2005
	2006	Restated
Vendor accruals	$3,868	$1,073
Payroll and related taxes	2,782	2,636
Bonuses and commissions	1,531	2,460
Accrued foreign severance	309	417
Professional services	1,560	1,582
Royalties payable	544	579
Taxes payable	374	1,263
Current portion of German pension obligation	380	—
Accrued interest	78	115
Abandoned property	71	103
Non-contractual obligation to repurchase assembled systems. See Note 4.	1,048	417
Accrued dividends on preferred stock	—	268
Accrued other	30	1,403
	$12,577	$12,316

Other liabilites at December 31, 2006 and 2005 are summarized below.

		2005
	2006	restated
German pension obligation. See Note 16.	$2,239	$1,972
Other long-term liabilities	795	355
	$3,034	$2,327

Note 11 Severance and Other Restructuring Costs

Severance and other restructuring costs amounted to $6,646, $1,227 and $605 in 2006, 2005 and 2004, respectively.

On November 3, 2005, the Company announced a plan to move its corporate headquarters, principal R&D activities and all other key corporate support functions into a new facility in Rock Hill, South Carolina. Early in 2006, the Company opened an interim facility in Rock Hill, began to hire employees to replace departing employees, replicated functions in Rock Hill that were previously being performed at the Company’s Valencia and Grand Junction facilities and in February 2006 entered into a 15-year lease for the construction of the Company’s new headquarters and research and development facility.  See Note 23. The Company also began work on exiting and disposing of its Valencia and Grand Junction facilities. The Company took occupancy of its new headquarters building in November 2006 and vacated its temporary Rock Hill facility during that month.

3D Systems Corporation
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2006, 2005 and 2004
(in thousands, except per share data)

Severance and other restructuring costs in 2005 related primarily to costs incurred in connection with the Company’s relocation to Rock Hill. These costs included $778 of personnel, relocation and recruiting costs and $449 of non-cash charges associated with accelerated amortization and asset impairments.

The severance and restructuring costs incurred in 2004 arose from the following activities:

•       $364 of severance expenses were accrued in connection with the outsourcing of the Company’s equipment assembly activities in Grand Junction, Colorado, a personnel realignment in Europe and certain other personnel changes in the U.S. The Company expended $156 of these severance expenses through December 31, 2004 and expended the remainder in 2005.

•  $241 of exit costs related to the Company’s office in Austin, Texas were accrued in order to fully provide for its estimated remaining exit costs. The lease for this facility expired at December 31, 2006.

All costs incurred in connection with these restructuring activities were either expensed as incurred and included as severance and other restructuring costs in the accompanying Consolidated Statements of Operations or included at December 31, 2006 on the Company’s Consolidated Balance Sheet. At December 31, 2005, the Company reclassified $208 of severance costs associated with the closure of the Austin facility to Austin closure costs.  During 2006, the Company expended $237 and accrued an additional $30 for the Austin facility closure.

	Balance December 31, 2004 Restated	2005 Charges	2005 Utilization	Balance December 31, 2005 Restated	2006 Charges	2006 Utilization	Balance December 31, 2006
Austin closure costs	$252	$208	$(223)	$237	$30	$(237)	$30
Severance costs	208	(208)	—	—	206	(206)	—
Restructuring costs	—	1,227	(1,047)	180	6,410	(6,590)	—
Total severance and other restructuring costs	$460	$1,227	$(1,270)	$417	$6,646	$(7,033)	$30

Note 12 Financial Instruments

Generally accepted accounting principles require the Company to disclose its estimate of the fair value of material financial instruments, including those recorded as assets or liabilities in its Consolidated Financial Statements. The carrying amounts of current assets and liabilities approximate fair value due to their short-term maturities. The fair value of the Company’s 6% convertible subordinated debentures in 2006 and 2005 and Series B Convertible Preferred Stock in 2005 were derived for the periods they were outstanding by evaluating the nature and terms of each instrument and considering prevailing economic and market conditions. Such estimates are subjective and involve uncertainties and matters of significant judgment. Changes in assumptions could significantly affect the Company’s estimates.

3D Systems Corporation
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2006, 2005 and 2004
(in thousands, except per share data)

The carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2006 and 2005 were as follows:

	2006		2005 Restated
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Bank credit facility	$8,200	$8,200	—	—
Industrial development bonds	3,545	3,545	3,745	3,745
6% convertible subordinated debentures	15,354	23,479	22,604	36,222
Capitalized lease obligations	9,012	9,012	—	—
Total debt	$36,111	$44,236	$26,349	$39,967
Series B Convertible Preferred Stock	$—	$—	$15,242	$54,562

The fair values of the fixed-rate convertible debentures in the table above differ from the amounts reflected on the balance sheet based on the difference between the mandatory redemption value per share and the market value per share. Generally, the fair value of a fixed-rate instrument will increase as interest rates fall and decrease as interest rates rise. The decrease in estimated fair value of these debentures during 2006 was predominantly the result of the conversion of $7,250 of these debentures into Common Stock during 2006. The interest rate used to discount the contractual payments associated with the debentures was 13% for both 2006 and 2005. No adjustment has been made to reflect fair value of the industrial development bonds due to the floating-rate nature of those bonds, interest on which varies monthly. The fair value of the amounts outstanding under the Bank credit facility and the capitalized lease obligations approximate their carrying amount at December 31, 2006 due to, in the case of bank loans, their floating-rate nature and, in the case of the capitalized lease obligations, the recording of those obligations during the latter part of 2006. The carrying value of the Series B Convertible Preferred Stock at December 31, 2005 in the table above was reflected in the Consolidated Balance Sheets at its mandatory redemption value of $6.00 per share, net of unaccreted issuance costs. None of that preferred stock was outstanding at December 31, 2006. See Notes 13 and 14.

3D Systems Corporation
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2006, 2005 and 2004
(in thousands, except per share data)

Note 13 Borrowings

Total outstanding borrowings at December 31, 2006 and 2005 were as follows:

	2006	2005 Restated
Bank credit facility	$8,200	$—
Current portion of long-term debt:
Industrial development bonds	3,545	200
Total current portion of long-term debt	$11,745	$200
Long-term debt, less current portion:
6% convertible subordinated debentures	$15,354	$22,604
Industrial development bonds	—	3,545
Total long-term debt, less current portion	15,354	26,149
Total debt	$27,099	$26,349

Annual maturities of long-term debt at December 31, 2006 are as follows:

2007	$11,745	(1)
2008	—
2009	—
2010	—
2011	—
Later years	15,354
Total	$27,099

(1)          Includes $3,345 of industrial development bonds reclassified from long-term to current in anticipation of their redemption.

Silicon Valley Bank loan and security agreement

The Company maintains a loan and security agreement with Silicon Valley Bank that, as amended, is scheduled to expire on July 1, 2007. This credit facility provides that the Company and certain of its subsidiaries may borrow up to $15,000 of revolving loans and includes sub-limits for letter of credit and foreign exchange facilities. The credit facility is secured by a first lien in favor of Silicon Valley Bank on certain of the Company’s assets, including domestic accounts receivable, inventory and certain fixed assets. Interest accrues on outstanding borrowings at either the Bank’s prime rate in effect from time to time or at a LIBOR rate plus a borrowing margin, which prior to January 12, 2007 was 2.25% for LIBOR loans. Effective January 12, 2007, borrowing margins for prime-rate loans became 50 basis points for such loans up to $10,000 aggregate principal amount and 100 basis points for such loans in excess of that amount, and borrowing margins for LIBOR-rate loans became 275 basis points for such loans up to $10,000 aggregate principal amount and 325 basis points for such loans in excess of that amount. The Company is obligated to pay, on a quarterly basis, a commitment fee equal to 0.375% per annum of the unused amount of the facility.

3D Systems Corporation
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2006, 2005 and 2004
(in thousands, except per share data)

The facility, as amended, imposes certain limitations on the Company’s activities, including limitations on the incurrence of debt and other liens, limitations on the disposition of assets, limitations on the making of certain investments and limitations on the payment of dividends on the Company’s Common Stock. The facility also requires the Company comply with certain financial covenants, including (a) a quick ratio (as defined in the credit facility) of at least 1.00 to 1.00 as of the end of each calendar quarter and (b) a ratio of total liabilities less subordinated debt to tangible net worth (as each such term is defined in the credit facility) of not more than 2.00 to 1.00 as of December 31, 2006 and at the end of each calendar quarter thereafter. The credit facility also requires that the Company maintain, on a trailing four-quarter basis, EBITDA (as defined in the credit facility) in an amount not less than $18,000 for certain periods ending on or before December 31, 2005 and not less than $15,000 for each test period ended on or after March 31, 2006.

Under the terms of an amendment to the loan and security agreement that became effective on January 12, 2007, among other things, certain of the financial covenants were agreed to be modified for periods ending after September 30, 2006, and the parties agreed that borrowings under that agreement in excess of $10,000 would be subject to a borrowing base tied to the Company’s accounts receivable. The facility, as amended, also requires the Company to comply with certain financial covenants as of December 31, 2006, including a modified quick ratio (as defined in the credit facility) of at least 0.80 to 1.00 as of December 31, 2006, 0.95 to 1.00 as of March 31, 2007 and 1.00 to 1.00 as of June 30, 2007 and the last day of each calendar quarter thereafter. The facility, as amended, also requires a modified minimum EBITDA (as defined in the credit facility) of not less than $3,000, $1,000 and $2,500 for the calendar quarters ending December 31, 2006, March 31, 2007 and June 30, 2007, respectively. For each twelve-month period on and after September 30, 2007, the minimum EBITDA is $15,000.

At December 31, 2006, the Company had $8,200 of revolving borrowings outstanding under this facility, which are to be repaid at or prior to the expiration of the facility on July 1, 2007. No borrowings were outstanding at December 31, 2005. At December 31, 2006 and 2005, respectively, the Company had $536 and $1,700 of foreign exchange forward contracts outstanding with Silicon Valley Bank.

While the Company was not in compliance with the applicable financial covenants at December 31, 2005, as restated, the Bank agreed to waive its non-compliance with the applicable financial covenants at that date.

Effective April 26, 2007, the Company and the Bank entered into a further amendment to the loan and security agreement under which, among other things, the quick ratio that the Company is required to comply with was amended for periods commencing as of January 1, 2007 and continuing through July 1, 2007 to provide that the modified quick ratio (as defined in the credit facility) for such period be at least 0.70 to 1.00.  In addition, in that further amendment the parties agreed that all borrowings under the credit agreement would be subject to a borrowing base tied to the Company’s accounts receivable and that the borrowing margin for all prime-rate loans would be 100 basis points for such loans and for all LIBOR-rate loans would be 325 basis points for such loans, each in excess of the applicable prime rate or LIBOR rate.  The Bank also agreed at that time to waive the Company’s non-compliance with the financial covenants set forth in the credit agreement as of December 31, 2006 in consideration of the Company’s payment of a $20 non-refundable waiver fee.

3D Systems Corporation
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2006, 2005 and 2004
(in thousands, except per share data)

Industrial development bonds

The Company’s Grand Junction, Colorado facility was financed by industrial development bonds in the original aggregate principal amount of $4,900. At December 31, 2006, the outstanding principal amount of these bonds was $3,545. Interest on the bonds accrues at a variable rate of interest and is payable monthly. The interest rate at December 31, 2006 was 4.01%. Principal payments are due in semi-annual installments through August 2016. The Company has made all scheduled payments of principal and interest on these bonds. The bonds are collateralized by, among other things, a first mortgage on the facility, a security interest in certain equipment and an irrevocable letter of credit issued by Wells Fargo Bank, N.A. pursuant to the terms of a reimbursement agreement between the Company and Wells Fargo. The Company is required to pay an annual letter of credit fee equal to 1% of the stated amount of the letter of credit.

This letter of credit is in turn collateralized by $1,200 of restricted cash that Wells Fargo holds, which the Company reclassified as a short-term asset during 2006 in anticipation of the Company’s sale of the Grand Junction facility. Wells Fargo has a security interest in that restricted cash as partial security for the performance of the Company’s obligations under the reimbursement agreement. The Company has the right, which the Company has not exercised, to substitute a standby letter of credit issued by a bank acceptable to Wells Fargo as collateral in place of the funds held by Wells Fargo.

The reimbursement agreement, as amended, contains financial covenants that require, among other things, that the Company maintain a minimum tangible net worth (as defined in the reimbursement agreement) of $23,000 plus 50% of net income from July 1, 2001 forward and a fixed-charge coverage ratio (as defined in the reimbursement agreement) of no less than 1.25 to 1.00. The Company is required to demonstrate the Company’s compliance with these financial covenants as of the end of each calendar quarter. On April 17, 2007, Wells Fargo agreed to waive the Company’s non-compliance with the fixed-charge coverage ratio as of December 31, 2006. As of December 31, 2005, the Company was in compliance with these financial covenants.

As discussed above, the Company ceased operations at its Grand Junction facility at the end of April 2006. The facility is currently listed for sale. Following the termination by a prospective buyer of a contract to purchase the facility entered into in November 2006, the Company agreed in April 2007 to sell the facility for $6,800, subject to the satisfaction of certain customary conditions. The Company expects the closing of this transaction to occur in 2007. At that time, the Company expects to pay off the industrial development bonds. Following cessation of operations at the Grand Junction facility, the Company reclassified these bonds from long-term debt to current installments of long-term debt. Once the Company’s obligations under these bonds have been satisfied, the Company expects the restricted cash referred to above to be released to the Company.

3D Systems Corporation
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2006, 2005 and 2004
(in thousands, except per share data)

As a result of the proposed closing and anticipated disposition of the Grand Junction facility, discussed above, the following assets and liabilities were reclassified from long-term to current assets or liabilities, as the case may be, on the balance sheet during 2006, and at December 31, 2006 they amounted to:

Current assets:
Assets held for sale	$3,454
Restricted cash	$1,200
Current liabilities:
Industrial development bonds	$3,545

Such restricted cash is held on deposit as partial security for the Company’s obligations under the industrial revenue bonds discussed above, and therefore is not available to the Company for its general use.

6% convertible subordinated debentures

The 6% convertible subordinated debentures bear interest at the rate of 6% per year payable semi-annually in arrears in cash on May 31 and November 30 of each year. They are convertible into shares of Common Stock at the option of the holders at any time prior to maturity at $10.18 per share, subject to anti-dilution adjustments.

In 2006, $7,250 aggregate principal amount of these debentures were converted by their holders into 712 shares of Common Stock. After giving effect to all conversions made prior to December 31, 2006, $15,354 aggregate principal amount of these debentures remained outstanding, and they are currently convertible into an aggregate 1.508 million shares of Common Stock.

The Company currently has the right to redeem these debentures, in whole or in part at any time, at a price equal to 100% of the then outstanding principal amount of the debentures being redeemed, together with all accrued and unpaid interest and other amounts due in respect of the debentures. If the Company undergoes a change in control (as defined in the Debenture Purchase Agreements), the holders may require the Company to redeem the debentures at 100% of their then outstanding principal amount, together with all accrued and unpaid interest and other amounts due in respect of the debentures.

The debentures are subordinated in right of payment to senior indebtedness (as defined in the Debenture Purchase Agreements).

Note 14 Redeemable Preferred Stock

As of June 8, 2006, all of the Company’s then outstanding Series B Convertible Preferred Stock had been converted by its holders into 2,640 shares of Common Stock, including 23 shares of Common Stock covering accrued and unpaid dividends to June 8, 2006. During 2006, 2005 and 2004, respectively, the Company recognized $1,414, $1,679 and $1,534 of dividends. Dividends recognized in 2006 included $1,003 of non-cash deemed dividends associated with the related offering costs that remained unaccreted as of June 8, 2006 and accrued dividends to June 8, 2006.

Following the full conversion of the Series B Convertible Preferred Stock in June 2006, the Company filed a Certificate of Elimination with the Delaware Secretary of State that had the effect of eliminating this series of preferred stock from its Certificate of Incorporation, as amended.

3D Systems Corporation
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2006, 2005 and 2004
(in thousands, except per share data)

Note 15 Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment,” that establishes standards for accounting for transactions in which the Company exchanges its equity instruments for employee services based on the fair value of those equity instruments. Prior to the adoption of SFAS No. 123(R) “Share-Based Payment,” stock option grants were accounted for in accordance with APB Opinion No. 25 (“APB No. 25”) “Accounting for Stock Issued to Employees,” and the Company adhered to the pro forma disclosure provisions of SFAS No. 123. Prior to January 1, 2006, the value of restricted stock awards, based on market prices, was expensed by the Company over the restriction period, and no compensation expense was recognized for stock option grants as all such grants had an exercise price consistent with fair market value on the date of grant.

Effective May 19, 2004, the Company adopted its 2004 Incentive Stock Plan (the “2004 Stock Plan”) and its 2004 Restricted Stock Plan for Non-Employee Directors (the “2004 Director Plan”). Effective upon the adoption of these Plans, all of the Company’s previous stock option plans, except for the Company’s 1998 Employee Stock Purchase Plan discussed below, terminated except with respect to options outstanding under those plans. As of December 31, 2006 and 2005, the aggregate number of shares of Common Stock underlying outstanding options issued under all previous stock option plans was 1,356 and 1,688, respectively, at an average exercise price per share of $9.16 and $9.39, respectively, with expiration dates through December 26, 2013.

A maximum of 1,000 shares of Common Stock are reserved for issuance under the 2004 Stock Plan, subject to adjustment in accordance with the terms of the 2004 Stock Plan. Total awards issued under this plan, net of repurchases, amounted to 121 shares of restricted stock in 2006, 99 shares of restricted stock in 2005 and 5 shares of restricted stock in 2004. The Company estimated the future value associated with awards granted in 2006, 2005 and 2004 as $2,833, $1,901 and $52, respectively, which is calculated based on the fair market value of the Common Stock on the date of grant less the amount paid by the recipient and is expensed over the vesting period of each award. The compensation expense recognized in 2006, 2005 and 2004 was $1,387, $485 and $7, respectively. Each of these awards was made with a vesting period of three years from the date of grant and required the recipient to pay $1.00 for each share awarded.

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

The 2004 Director Plan provides for the grant of up to 200 shares of Common Stock to non-employee directors (as defined in the Plan) of the Company, subject to adjustment in accordance with the terms of the Plan. The purpose of this Plan is to attract, retain and motivate non-employee directors of exceptional

3D Systems Corporation
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2006, 2005 and 2004
(in thousands, except per share data)

ability and to promote the common interests of directors and stockholders in enhancing the value of the Company’s Common Stock. Each non-employee director of the Company is eligible to participate in this Plan upon their election to the Board of Directors. The Plan provides for initial grants of 1 shares of Common Stock to each newly elected non-employee director, annual grants of 3 shares of Common Stock as of the close of business on the date of each annual meeting of stockholders, and interim grants of 3 shares of Common Stock, or a pro rata portion thereof, to non-employee directors elected at meetings other than the annual meeting. The issue price of Common Stock awarded under this Plan is equal to the par value per share of the Common Stock. The Company accounts for the fair value of awards of Common Stock made under this Plan, net of the issue price, as director compensation expense in the period in which the award is made. During the years ended December 31, 2006, 2005 and 2004, the Company recorded $372, $350 and $207, respectively, as director compensation expense in connection with awards of 18 shares in each of 2006 and 2005 and 17 shares in 2004 of Common Stock made to the non-employee directors of the Company pursuant to this Plan.

As of December 31, 2006, 147 and 774 shares of Common Stock were available for future grants under the 2004 Director Plan and the 2004 Stock Plan, respectively.

The status of the Company’s stock options is summarized below:

	2006		2005		2004
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
	(shares and options in thousands)
Outstanding at beginning of year	1,688	$9.39	2,533	$10.43	3,264	$9.76
Granted	—	—	—	—	40	13.57
Exercised	(287)	9.04	(672)	11.90	(672)	7.15
Lapsed or canceled	(45)	18.74	(173)	14.72	(99)	11.85
Outstanding at end of year	1,356	9.16	1,688	9.39	2,533	10.43
Options exercisable at end of year	1,231		1,387		1,777
Shares available for future option grants	774		896		995
Weighted average fair value of options granted during the year	$—		$—		$7.35

3D Systems Corporation
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2006, 2005 and 2004
(in thousands, except per share data)

The following table summarizes information about stock options outstanding at December 31, 2006:

	Options Outstanding			Options Exercisable
Range:	Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
	(options in thousands)
$5.00 to $9.99	975	5.75	$7.42	850	$7.35
$10.00 to $14.99	226	4.76	12.08	226	12.08
$15.00 to $19.99	155	4.39	15.86	155	15.86
	1,356	5.43	$9.16	1,231	$9.29

The intrinsic value of the Company’s outstanding 1,356 stock options amounted to $9,272 at December 31, 2006.

Until December 31, 2005, when it terminated, the Company sponsored the 1998 Employee Stock Purchase Plan (“ESPP”) to provide eligible employees the opportunity to acquire limited quantities of the Company’s Common Stock. The purchase price of each share issued under this Plan was the lesser of (i) 85% of the fair market value of the shares on the date an option was granted and (ii) 85% of the fair market value of the shares on the last day of the period during which the option was outstanding. An aggregate of 600 shares of Common Stock were originally reserved for issuance under the ESPP, of which 395 remained available to be issued at December 31, 2005. Shares purchased under the ESPP were 8 and 11 at weighted average prices of $16.54 and $8.79 in 2005 and 2004 respectively. The weighted average fair values of options granted under the ESPP issued in 2005 and 2004 were $4.61 and $2.43, respectively. In 2006, 2 shares purchased in 2005 were issued.

Through December 31, 2005, the Company applied the intrinsic-value-based method of accounting prescribed by APB No. 25, and related interpretations to account for stock options previously issued under its stock option plans. These interpretations include FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25,” issued in March 2000. Under this method, compensation expense was generally recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. The Company had also adopted the “disclosure only” provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” which was released in December 2002 as an amendment to SFAS No. 123. These statements established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123 and SFAS No. 148, the Company elected to continue to apply the intrinsic-value-based method of accounting described above through December 31, 2005.

SFAS No. 123(R) as in effect prior to January 1, 2006, required the use of option pricing models that were not developed for use in valuing employee stock options. The Black-Scholes’ option pricing model was developed for use in estimating the fair value of short-lived exchange-traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock.

3D Systems Corporation
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2006, 2005 and 2004
(in thousands, except per share data)

Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of employee stock options. The fair values of options granted in 2004 (no stock option grants having been made in 2006 or 2005) and options issued granted under the ESPP in 2004 and 2005 were estimated at the date of grant using the Black-Scholes’ option pricing model with the following weighted average assumptions:

	2005	2004
Stock Option Plans:
Expected life (in years)	—	4.00
Risk-free interest rate	—	2.81%
Volatility	—	0.70
Dividend yield	—	0.00%
Employee Stock Purchase Plan:
Expected life (in years)	0.25	0.25
Risk-free interest rate	3.17%	2.33%
Volatility	0.47	0.68
Dividend yield	0.00%	0.00%

During 2003, the Board of Directors awarded stock options for 344 shares of the Company’s Common Stock that were not covered by the Company’s then existing stock option plans as compensation to its incoming chief executive officer. The shares have a weighted average exercise price of $7.22. The options vest over forty-eight months in accordance with the terms of the option agreement and expire ten years after the date of grant.

The Company recorded a charge to operations in the fourth quarter of 2006 for stock based compensation related to options granted from 1998 through 2004 amounting to $548. The portion of such amount allocable to each of the years 2006 and prior is not material to the results of operations of any year nor is the cumulative amount material to the consolidated financial statements for the year ended 2006.

Note 16 International Retirement Plans

The Company sponsors retirement plans covering certain of its employees outside of the U.S. Certain of these plans are defined benefit pay-related and service-related plans, which are generally contributory. Certain German employees are covered by a non-contributory plan initiated by a predecessor of the Company. The Company has entered into an insurance contract that provides an annuity that is used to fund the current obligations under this plan. The net present value of that annuity was $1,525 and $1,220 as of December 31, 2006 and 2005, respectively. The net present value of that annuity is included in Other assets on the Company’s Consolidated Balance Sheet at December 31, 2006 and 2005.

3D Systems Corporation
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2006, 2005 and 2004
(in thousands, except per share data)

The following table provides a reconciliation of the changes in the projected benefit obligation under this German plan for the year ended December 31, 2006:

2006
Reconciliation of benefit obligations:
Obligations as of January 1	$2,332
Service cost	178
Interest cost	104
Actuarial (gains) losses	(146)
Benefit payments	(33)
Effect of foreign currency exchange rate changes	273
Obligations as of December 31	$2,708
Reconciliation of funded status:
Projected benefit obligation on January 1	$(2,332)
Change in accumulated benefit obligation	269
Additional obligation arising from assumed future salary increases	(378)
Effect of foreign currency exchange rate changes	(267)
Funded status as of December 31 (net of tax benefit)	$(2,708)

The Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements Nos. 87, 88, 106 and 132(R),” as of December 31, 2006. See Note 2. The projected benefit obligation in the table above includes $356 unrecognized net loss for the year ended December 31, 2006. At December 31, 2006, the Company recorded this $356 net loss, net of an $89 tax benefit, as a $267 adjustment to Other Comprehensive Income (Loss) in accordance with SFAS No. 158. Pursuant to SFAS No. 158, the Company also recorded in 2006 the expected $380 of 2007 service cost, benefit payments and interest cost in Accrued Liabilities, and $2,239, comprised of a $1,972 non-current accrued pension liability and $267 of unrecognized net loss (net of tax benefit), in Other Liabilities.

Note 17 Warranty Contracts

The Company provides product warranties for up to one year as part of sales transactions for certain of its systems. Revenue is allocated to warranties in an amount that approximates the Company’s cost of the warranties, and such revenue is amortized over the term of the warranties. This warranty provides the customer with maintenance on the equipment during the warranty period and provides for any repair, labor and replacement parts that may be required. In connection with this activity, the Company recognized warranty revenue of $5,851, $5,855, and $6,085 for 2006, 2005, and 2004, respectively. The Company incurred warranty costs of $7,151, $5,263, and $3,655 for 2006, 2005, and 2004, respectively, as shown in the table below:

3D Systems Corporation
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2006, 2005 and 2004
(in thousands, except per share data)

Warranty Revenue Recognition

	Beginning Balance	Warranty	Warranty	Ending Balance
	Deferred Warranty	Revenue	Revenue	Deferred Warranty
Year Ended December 31,	Revenue	Deferred	Recognized	Revenue
2006	$3,569	$6,005	$(5,851)	$3,723
2005	3,629	5,795	(5,855)	3,569
2004	3,892	5,822	(6,085)	3,629

Warranty Costs Incurred

Year Ended December 31,	Materials	Labor and Overhead	Total
2006	$3,034	$4,117	$7,151
2005	2,033	3,230	5,263
2004	1,446	2,209	3,655

Note 18 Computation of Net Income (Loss) Per Share

The following is a reconciliation of the numerator and denominator of the basic and diluted income (loss) per share computations for the years ended December 31, 2006, 2005 and 2004:

	2006	2005 Restated	2004 Restated
Numerator:
Net income (loss) available to common stockholders—numerator for basic net income (loss) per share	$(30,694)	$7,727	$1,486
Add: Preferred stock dividends	—	—	—
Interest expense associated with 6% convertible subordinated debentures	—	—	—
Net income (loss) available to common stockholders—numerator for dilutive net income (loss) per share	$(30,694)	$7,727	$1,486
Denominator:
Denominator for basic net income (loss) per share-weighted average shares	17,306	14,928	13,226
Add: Effect of dilutive securities
Stock options, restricted stock and warrants	—	1,075	923
Preferred stock	—	—	—
6% convertible subordinated debentures	—	—	—
Denominator for dilutive net income (loss) per share	17,306	16,003	14,149

3D Systems Corporation
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2006, 2005 and 2004
(in thousands, except per share data)

Shares of Common Stock issuable upon exercise of stock options were dilutive to net income per share in 2005 and 2004; that is, they decreased net income per share available to common stockholders. For fiscal years 2006, 2005 and 2004, shares of Common Stock issuable upon conversion of all then outstanding convertible securities were anti-dilutive. A total of 3,761 shares were excluded from the calculation of the weighted average number of potentially dilutive securities outstanding at December 31, 2006. This is composed of 676 potentially dilutive stock options, 7 out-of-the-money stock options, 2,025 shares issuable upon conversion of 6% subordinated convertible debentures, and, for a portion of the year prior to the issuance, 1,053 shares of Common Stock issuable upon conversion of Series B Convertible Preferred Stock. There were no unamortized compensation costs that were required to be included in the calculation of weighted average shares outstanding at December 31, 2006, 2005 or 2004.

Note 19 Supplemental Cash Flow Information

	2006	2005 Restated	2004 Restated
Interest payments	$1,522	$1,470	$2,218
Income tax payments	1,064	2,186	1,135
Non-cash items:
Acquisition of property and equipment via capitalized leases	9,038	—	—
Conversion of 6% convertible subordinated debentures	7,250	100	—
Conversion of 7% convertible subordinated debentures	—	—	10,000
Conversion of convertible redeemable preferred stock	15,242	26	79
Accrued dividends on preferred stock	1,003	37	48
Accrued liquidated damages	—	—	36
Accrued stock registration costs	—	—	159
Transfer of equipment from inventory to property and equipment (a)	2,602	1,309	1,887
Transfer of equipment to inventory from property and equipment (b)	3,064	3,180	1,137

(a)           Inventory is transferred from inventory to property and equipment at cost when the Company requires additional machines for training, demonstration and short-term rentals.

(b)          In general, an asset is transferred from property and equipment into inventory at its net book value when the Company has identified a potential sale for a used machine. The machine is removed from inventory upon recognition of the sale.

Note 20 Related-Party Transactions

In connection with the Company’s private placement of its Series B Convertible Preferred Stock in May 2003, Messrs. Loewenbaum and Hull, respectively, the Chairman of the Board of Directors and Chief Technology Officer, purchased an aggregate of $1,300 of the Series B Convertible Preferred Stock out of the total $15,804 issue of such securities that were originally issued. Clark Partners I, L.P., a New York limited partnership, purchased an additional $5,000 of the Series B Convertible Preferred Stock. Kevin S. Moore, a member of the Board of Directors, is the president of the general partner of Clark Partners I, L.P. A special committee of the Board of Directors, composed entirely of disinterested independent

3D Systems Corporation
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2006, 2005 and 2004
(in thousands, except per share data)

directors, approved the offer and sale of the Series B Convertible Preferred Stock and recommended the transaction to the Board of Directors. The Board of Directors also approved the transaction, with interested Board members not participating in the vote. As of June 8, 2006 all outstanding shares had been converted to common stock. See Note 14.

In connection with the Company’s private placement of its 6% convertible subordinated debentures in November and December 2003, the Chairman of the Board of Directors and certain other directors and executive officers of the Company purchased $2,620 of the $22,704 of these debentures that were originally issued. See Note 13. Such purchasers included the Company’s Chief Executive Officer; the Chairman of the Board of Directors; a member of the Board of Directors; the Vice President, General Counsel and Secretary; and a Senior Vice President. Clark Partners I, L.P., a New York limited partnership, purchased an additional $3,000 of these debentures. A special committee of the Board of Directors, composed entirely of disinterested independent directors, approved the offer and sale of these debentures and recommended the transaction to the Board of Directors. The Board of Directors also approved the transaction.

In connection with the acquisition in 1990 of patents for stereolithography technology from UVP, the Company made royalty payments to UVP for the use of this technology through the first quarter of 2006, at which time the Company’s purchase obligation was satisfied. Pursuant to a 1987 contract between UVP and Charles W. Hull, Executive Vice President, Chief Technology Officer and a director of the Company, Mr. Hull is entitled to receive from UVP, with respect to his prior relationship with UVP, an amount equal to 10% of all royalties or other amounts received by UVP with respect to the patents, but only after recoupment of certain expenses by UVP. The Company has been advised that through December 31, 2006, Mr. Hull had received $807 from UVP under that contract, all of which was received at or before December 31, 2005.

Note 21   Income Taxes

The components of the Company’s income (loss) before income taxes are as follows:

	2006	2005 Restated	2004 Restated
Income (loss) before income taxes:
Domestic	$(30,817)	$2,120	$(4,884)
Foreign	3,716	5,595	8,965
Total	$(27,101)	$7,715	$4,081

3D Systems Corporation
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2006, 2005 and 2004
(in thousands, except per share data)

The components of income tax expense (benefit) for the years ended December 31, 2006, 2005 and 2004 are as follows:

	2006	2005 Restated	2004 Restated
Current:
U.S. Federal	$(56)	$82	$—
State	14	47	46
Foreign	469	680	1,015
Total	$427	$809	$1,061
Deferred:
U.S. Federal	$2,500	$(2,500)	$—
State	—	—	—
Foreign	(748)	—	—
Total	1,752	(2,500)	—
Total income tax expense (benefit)	$2,179	$(1,691)	$1,061

The overall effective tax rate differs from the statutory Federal tax rate for the years ended December 31, 2006, 2005 and 2004 as follows:

% of Pretax Income (Loss)	2006	2005 Restated	2004 Restated
Tax provision based on the Federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of Federal benefit	6.6	4.5	7.9
Deemed dividend related to foreign operations	—	—	75.1
Research tax credits	(0.1)	—	(8.8)
Foreign income tax rate differential	—	(5.2)	(6.6)
Change in valuation allowances	(60.2)	(54.7)	(67.3)
Adjustment to foreign deferred balances	9.1	—	—
Other	1.6	(1.5)	(9.3)
Effective tax rate	(8.0)%	(21.9)%	26.0%

The difference between the Company’s effective tax rate for 2006 and the Federal statutory rate resulted primarily from the change in the valuation allowances discussed below.

In 2006, the Company’s valuation allowance against net deferred income tax assets increased by $16,138. This increase consisted of a $14,673 increase against the U.S. deferred income tax assets and a $1,465 increase in the valuation allowance against foreign deferred income tax assets. The increase in the valuation allowance against the net U.S. deferred income tax assets resulted primarly from the increase in the Company’s domestic net operating losses and the reversal of the $2,500 net deferred income tax asset previously recorded at December 31, 2005 on its Consolidated Balance Sheet. This deferred income tax asset was recorded at December 31, 2005 after the Company determined that it was more likely than not that it would be able to utilize a portion of its deferred income tax assets attributable to its U.S. income. As a result of the losses incurred during 2006 and the related prospects for the future, the Company believes that recordation of a valuation allowance against this deferred income tax asset is prudent and appropriate in accordance with SFAS No. 109, “Accounting for Income Taxes.”

3D Systems Corporation
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2006, 2005 and 2004
(in thousands, except per share data)

In light of the improvement in the Company’s foreign operations and management’s plan to adopt transfer pricing strategies in order to result in future foreign taxable income, the Company determined at December 31, 2006 that it is more likely than not that it would be able to utilize a portion of its deferred income tax assets attributable to foreign income taxes, and the Company accordingly reversed $748 of its valuation allowance and recognized a corresponding benefit against its income tax provision in the Consolidated Statement of Operations for the year ended December 31, 2006.

The deemed dividend related to foreign operations in 2004 represents the tax effect of the inclusion of $8,761 in U.S. taxable income pursuant to Section 956 of the Internal Revenue Code arising from an outstanding intercompany note. As of December 31, 2006, the intercompany note remained outstanding. No adjustment was required for 2006 or 2005 since this was previously taxed in 2004.

The components of the Company’s net deferred income tax assets at December 31, 2006 and December 31, 2005 are as follows:

	2006	2005 Restated
Deferred income tax assets:
Tax credits	$4,372	$4,329
Net operating loss carry-forwards	30,201	16,675
Reserves and allowances	2,577	1,348
Accrued liabilities	1,302	1,382
Capitalized patent costs	4,254	3,615
Stock options and awards	830	—
Deferred revenue	53	583
Gross deferred income tax assets	43,589	27,932
Valuation allowance	(39,117)	(22,979)
Total deferred income tax assets	4,472	4,953
Deferred income tax liabilities:
Intangibles	2,488	1,492
Deferred lease revenue	776	862
Property, plant & equipment	460	99
Total deferred income tax liabilities	3,724	2,453
Net deferred income tax assets	$748	$2,500

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under SFAS No. 109, deferred income tax assets and liabilities are determined based on the difference between financial statement and tax bases of assets and liabilities, using enacted rates in effect for the year in which the differences are expected to reverse. The provision for income taxes is based on domestic and international statutory income tax rates in the jurisdictions in which the Company operates.

At December 31, 2006, $30,201 of the Company’s deferred income tax assets were attributable to $136,133 of net operating loss carry-forwards, which consisted of $69,918 of loss carry-forwards for U.S. Federal income tax purposes, $56,067 of loss carry-forwards for U.S. state income tax purposes and $9,148 of loss carry-forwards for foreign income tax purposes. The Federal net operating loss carry-forward set

3D Systems Corporation
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2006, 2005 and 2004
(in thousands, except per share data)

forth above, includes a deduction for the exercise of stock options. However, the net operating loss attributable to the excess of the tax deduction for the exercise of the stock options over the cumulative expense that would be recorded under FAS 123(R) in the financial statements is not recorded as a deferred income tax asset. The benefit of the excess deduction of $3,151 will be recorded to additional paid-in capital when the Company realizes a reduction in its current taxes payable.

At December 31, 2005, $16,675 of the Company’s deferred income tax assets were attributable to $78,420 of net operating loss carry-forwards, which consisted of $39,181 of loss carry-forwards for U.S. Federal income tax purposes, $27,134 of loss carry-forwards for U.S. state income tax purposes and $12,105 of loss carry-forwards for foreign income tax purposes.

At December 31, 2006, 2005 and 2004, approximately $6,510 of the Federal net operating loss carry-forwards were acquired as part of the DTM acquisition in 2001 and are subject to the annual limitation of loss deduction pursuant to Section 382 of the Internal Revenue Code of 1986, as amended. The net operating loss carry-forwards acquired as part of the DTM acquisition and certain loss carry-forwards for U.S. Federal income tax purposes will begin to expire in 2017, and certain loss carry-forwards for U.S. state income tax purposes started to expire in 2006. In addition, certain loss carry-forwards for foreign income tax purposes will begin to expire in 2012 and certain other loss carry-forwards for foreign purposes do not expire. Ultimate utilization of these loss carry-forwards depends on future taxable earnings of the Company.

At December 31, 2006, tax credits included in the Company’s deferred income tax assets consisted of $3,715 of research and experimentation tax credit carry-forwards for U.S. Federal income tax purposes, $3,555 of such tax credit carry-forwards for U.S. state income tax purposes, $515 of alternative minimum tax credit carry-forwards for U.S. Federal income tax purposes and $0 of other state tax credits. At December 31, 2005, tax credits included in the Company’s deferred income tax assets consisted of $3,691 of research and experimentation tax credit carry-forwards for U.S. Federal income tax purposes, $2,579 of such tax credit carry-forwards for U.S. state income tax purposes, $529 of alternative minimum tax credit carry-forwards for U.S. Federal income tax purposes and $149 of other state tax credits. The alternative minimum tax credits and the state research and experimentation tax credits do not expire. The other state tax credits expired in 2006.

The Company has not provided for any taxes on approximately $3,962 of unremitted earnings of its foreign subsidiaries, as the Company intends to permanently reinvest all such earnings outside of the U.S.

Note 22 Segment Information

The Company operates in one reportable business segment in which it develops, manufactures and markets worldwide rapid 3-D printing, prototyping and manufacturing systems designed to reduce the time it takes to produce three-dimensional objects. The Company conducts its business through subsidiaries in the U.S, a subsidiary in Switzerland that operates a research and production facility and sales and service offices operated by subsidiaries in the European Community (France, Germany, the United Kingdom, Italy and Switzerland) and in Asia (Japan and Hong Kong.)  Revenue from unaffiliated customers attributed to Germany includes sales by the Company’s German subsidiary to customers in countries other than Germany. The Company has historically disclosed summarized financial information for the

3D Systems Corporation
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2006, 2005 and 2004
(in thousands, except per share data)

geographic areas of operations as if they were segments in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

Such summarized financial information concerning the Company’s geographical operations is shown in the following tables:

	2006	2005 Restated	2004 Restated
Revenue from unaffiliated customers:
North America	$58,646	$65,428	$52,255
Germany	24,144	23,252	25,223
Other Europe	29,740	27,402	27,184
Asia	22,290	22,996	20,948
Total	$134,820	$139,078	$125,610

All revenue between geographic areas is recorded at transfer prices that provide for an allocation of profit (loss) between entities.

	2006	2005 Restated	2004 Restated
Revenue from or transfers between geographic areas:
North America	$41,126	$40,387	$25,421
Germany	4,162	2,871	2,885
Other Europe	6,068	5,666	6,517
Asia	—	—	—
Total	$51,356	$48,924	$34,823

	2006	2005 Restated	2004 Restated
Income (loss) from operations:
North America	$(28,608)	$3,211	$(3,231)
Germany	1,608	(1,104)	604
Other Europe	1,341	4,517	4,069
Asia	1,770	2,900	4,945
Subtotal	(23,889)	9,524	6,387
Inter-segment elimination	(1,802)	(1,109)	(325)
Total	$(25,691)	$8,415	$6,062

ap

3D Systems Corporation
Notes to Consolidated Financial Statements  (Continued)
Years Ended December 31, 2006, 2005 and 2004
(in thousands, except per share data)

	2006	2005 Restated
Assets:
North America	$82,715	$76,865
Germany	25,237	15,652
Other Europe	63,368	57,098
Asia	19,218	20,426
Subtotal	190,538	170,041
Inter-company elimination	(24,344)	(16,241)
Total	$166,194	$153,800

	2006	2005 Restated	2004 Restated
Depreciation and amortization:
North America	$5,670	$4,709	$5,548
Germany	324	529	640
Other Europe	334	547	610
Asia	203	144	158
Total	$6,531	$5,929	$6,956

	2006	2005 Restated
Long-lived assets:
North America	$38,361	$24,726
Germany	8,677	6,876
Other Europe	37,200	40,475
Asia	9,470	10,448
Subtotal	93,708	82,525
Inter-company elimination	(14,142)	(12,404)
Total	$79,566	$70,121

	2006	2005 Restated	2004 Restated
Capital expenditures:
North America	$18,199	$1,266	$403
Germany	541	1,000	97
Other Europe	445	208	92
Asia	—	42	189
Total	$19,185	$2,516	$781

3D Systems Corporation
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2006, 2005 and 2004
(in thousands, except per share data)

The Company’s revenue from unaffiliated customers by type is as follows:

	2006	2005 Restated	2004 Restated
Systems and other products	$46,463	$55,133	$46,208
Materials	52,062	44,648	37,999
Services	36,295	39,297	41,403
Total revenue	$134,820	$139,078	$125,610

The segment information contained in Note 25 to the Company’s Consolidated Financial Statements for the year ended December 31, 2005 contains a table of assets allocated by geographic region that has been restated as of December 31, 2005 to reflect corrections to the allocation of assets by geographic region as well as the effect of the adjustments to the December 31, 2005 balance sheet discussed above. See Note 3. The corrections were required due to previous calculation errors in compiling the data by geographic region.

	December 31, 2005 (As Previously Reported)	Restatement Adjustments	December 31, 2005 Restated
Assets:
North America	$102,891	$(26,026)	$76,865
Germany	30,920	(15,268)	15,652
Other Europe	42,771	14,327	57,098
Asia	20,426	—	20,426
Subtotal	197,008	(26,967)	170,041
Inter-company elimination	(44,770)	28,529	(16,241)
Total assets	$152,238	$1,562	$153,800

Note 23 Lease Obligations

The Company leases certain of its facilities and equipment under capitalized leases and other facilities and equipment under non-cancelable operating leases. The leases are generally on a net-rent basis, under which the Company pays taxes, maintenance and insurance. Leases that expire are expected to be renewed or replaced by leases on other properties. Rental expense for the years ended December 31, 2006, 2005 and 2004 aggregated $2,367, $2,460 and $2,882, respectively.

3D Systems Corporation
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2006, 2005 and 2004
(in thousands, except per share data)

The Company’s future minimum lease payments as of December 31, 2006 under capitalized leases and non-cancelable operating leases, with initial or remaining lease terms in excess of one year, were as follows:

	Capitalized	Operating
Years ending December 31:	Leases	Leases
2007	$793	$1,639
2008	793	636
2009	793	122
2010	793	80
2011	784	83
Later years	15,102	35
Total minimum lease payments	$19,058	$2,595
Less amounts representing imputed interest	(10,046)
Present value of minimum lease payments	9,012
Less current portion of capitalized lease obligations	(168)
Capitalized lease obligations, excluding current portion	$8,844

Rock Hill Facility

The Company took occupancy of its new headquarters building in November 2006. The Company leases that facility pursuant to a lease agreement with KDC-Carolina Investments 3, LP. After its initial term ending August 31, 2021, the lease provides the Company with the option to renew the lease for two additional five-year terms. The lease also grants the Company the right to cause KDC, subject to certain terms and conditions, to expand the leased premises during the term of the lease, in which case the term of the lease would be extended. Under the terms of the lease, the Company is obligated to pay all taxes, insurance, utilities and other operating costs with respect to the leased premises. The lease also grants the Company the right to purchase the leased premises and undeveloped land surrounding the leased premises on terms and conditions described more particularly in the lease.

During 2006, the Company entered into several amendments to the lease for this facility under which it agreed to pay up to $3.4 million for certain tenant improvements and change orders necessary to complete that facility. As a result of these amendments and its investments in the tenant improvements, the Company is considered an owner of the facility under Statement of Financial Accounting Standards No. 13 “Accounting for Leases,” (“SFAS No. 13”). Therefore, as required by SFAS No. 13, as of December 31, 2006, the Company recorded a capitalized lease obligation for this facility with a net book value of $8,488 as of December 31, 2006, which was calculated using an assumed interest rate of 6.93%.

Furniture and Fixtures Lease

In November 2006, the Company entered into a lease financing with a financial institution covering office furniture and fixtures with a book value of $524 as of December 31, 2006. The present value of this capitalized lease was calculated using an assumed incremental annual borrowing rate of 8.05%. In

3D Systems Corporation
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2006, 2005 and 2004
(in thousands, except per share data)

accordance with SFAS No. 13, the Company has recorded this lease as a capitalized lease. The terms of the lease require the Company to make monthly payments through October 2011.

Operating Leases

The lease for the Company’s Valencia facility expires on December 31, 2007. The Company plans to continue to utilize a portion of the facility until the expiration of the lease. The annual cost of that lease amounts to $0.8 million, which the Company expects to incur as an operating expense in 2007.

Note 24 Commitments and Contingencies

On May 6, 2003, the Company received a subpoena from the U.S. Department of Justice to provide certain documents to a grand jury investigating antitrust and related issues within its industry. The Company understands that the issues being investigated include issues involving the consent decree that the Company entered into and that was filed on August 16, 2001 with respect to the Company’s acquisition of DTM Corporation and the requirement of that consent decree that the Company issue a broad intellectual property license with respect to certain patents and copyrights to another entity already manufacturing rapid prototyping industrial equipment. The Company complied with the requirement of that consent decree for the grant of that license in 2002. In connection with that investigation, the grand jury has taken testimony from various individuals, including certain of the Company’s current and former employees and executives. Although the Company was originally advised that it is not a target of the grand jury investigation, it understands that the current status of this investigation is uncertain. If any claims are asserted against the Company in this matter, it intends to defend against them vigorously. In October 2006, the Company received additional subpoenas to supply certain additional information to that grand jury. The Company has furnished documents required by the subpoenas and is otherwise complying with the subpoenas.

The Company is also involved in various other legal matters incidental to its business. The Company’s management believes, after consulting with counsel, that the disposition of these other legal matters will not have a material effect on the Company’s consolidated results of operations or consolidated financial position.

Note 25 Selected Quarterly Financial Data (unaudited)

The following tables set forth unaudited selected quarterly financial data. As noted and discussed below, certain of that quarterly financial information has been restated. See Note 3.

3D Systems Corporation
Notes to Consolidated Financial Statements (Continued)
Years Ended December 31, 2006, 2005 and 2004
(in thousands, except per share data)

	Quarter ended
	December 31, 2006	September 30, 2006	June 30, 2006	March 31, 2006
Consolidated revenue	$42,576	$31,470	$27,131	$33,643
Gross profit	16,076	10,740	5,836	13,605
Total operating expenses	21,410	19,422	16,164	14,952
Loss from operations	(5,334)	(8,682)	(10,328)	(1,347)
Income tax (benefit) expense	(124)	2,241	39	23
Net loss	(5,959)	(11,259)	(10,525)	(1,537)
Net loss available to common stockholders	(5,959)	(11,259)	(11,528)	(1,948)
Basic net loss available to common stockholders per share	(0.31)	(0.61)	(0.71)	(0.13)
Diluted net loss available to common stockholders per share	(0.31)	(0.61)	(0.71)	(0.13)

	December 31, 2005	September 30, 2005	June 30, 2005	March 31, 2005
Consolidated revenue	$44,037	$32,173	$32,444	$30,424
Gross profit	20,499	14,675	13,970	13,018
Total operating expenses	16,286	13,431	12,645	11,385
Income from operations	4,213	1,244	1,325	1,633
Income tax (benefit) expense	(2,138)	100	253	94
Net income	6,333	945	935	1,193
Net income available to common stockholders	5,922	533	491	781
Basic net income available to common stockholders per share	0.39	0.04	0.03	0.05
Diluted net income available to common stockholders per share	0.32	0.03	0.03	0.05

The sum of per share amounts for each of the quarterly periods presented does not necessarily equal the total presented for the year because each quarterly amount is independently calculated at the end of each period based on the net income (loss) available to common stockholders for such period and the weighted average shares of outstanding Common Stock for such period.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
3D Systems Corporation
Rock Hill, South Carolina

The audits referred to in our report dated April 30, 2007, relating to the Consolidated Financial Statements of 3D Systems Corporation for the years ended December 31, 2006, 2005 and 2004, which is contained in Item 8 of the Form 10-K, included the audit of the financial statement schedule for the years ended December 31, 2006, 2005 and 2004 listed in the accompanying index. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based upon our audit.

In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP

BDO Seidman, LLP
Los Angeles, California
April 30, 2007

SCHEDULE II

3D Systems Corporation
Valuation and Qualifying Accounts
Years ended December 31, 2006, 2005 and 2004

Year Ended	Item	Balance at beginning of year	Additions charged to expense	Deductions	Balance at end of Year
2006	Allowance for doubtful accounts	$990	$1,612	$(243)	$2,359
2005	Allowance for doubtful accounts	$1,214	$(48)	$(176)	$990
2004	Allowance for doubtful accounts	$1,656	$(216)	$(226)	$1,214
2006	Reserve for excess and obsolete inventory	$1,317	$968	68	$2,353
2005	Reserve for excess and obsolete inventory	$2,710	(733)	$(660)	$1,317
2004	Reserve for excess and obsolete inventory	$2,924	(310)	$96	$2,710
2006	Deferred income tax asset allowance accounts	$22,979	$17,677	$(1,752)	$38,904
2005	Deferred income tax asset allowance accounts	$28,810	$(3,331)	$(2,500)	$22,979
2004	Deferred income tax asset allowance accounts	$29,888	$—	$(1,078)	$28,810