Form 10-Q
period 2007-03-31
3D SYSTEMS CORP
filed 2007-05-30
CIK 910638

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-22250

3D SYSTEMS CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Delaware	95-4431352
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

333 Three D Systems Circle Rock Hill, South Carolina	29730 (Zip Code)
(Address of Principal Executive Offices)

(803) 326-3900
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes ☐     No ☑

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

Shares of Common Stock, par value $0.001, outstanding as of April 30, 2007: 19,144,441

3D SYSTEMS CORPORATION

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements

3D SYSTEMS CORPORATION

Condensed Consolidated Balance Sheet
March 31, 2007 and December 31, 2006

	March 31,	December 31,
	2007	2006
	(Unaudited)
	(In thousands,
	except par value)

ASSETS
Current assets:
Cash and cash equivalents	$7,007	$14,331
Accounts receivable, net of allowance for doubtful accounts of $2,270 (2007) and $2,359 (2006)	28,061	34,513
Inventories, net of reserves of $2,702 (2007) and $2,353 (2006)	30,766	26,114
Prepaid expenses and other current assets	5,278	6,268
Deferred income tax assets	445	748
Restricted cash — short term	1,200	1,200
Assets held for sale, net	3,454	3,454

Total current assets	76,211	86,628
Property and equipment, net	23,699	23,763
Intangible assets, net	6,173	6,602
Goodwill	46,917	46,867
Other assets, net	2,257	2,334

Total assets	$155,257	$166,194

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank credit facility	$8,200	$8,200
Industrial development bonds related to assets held for sale	3,435	3,545
Current portion of capitalized lease obligations	171	168
Accounts payable	20,522	26,830
Accrued liabilities	12,023	12,577
Customer deposits	2,484	6,510
Deferred revenue	13,457	11,463

Total current liabilities	60,292	69,293
Long-term portion of capitalized lease obligations	8,800	8,844
Convertible subordinated debentures	14,845	15,354
Long-term income taxes payable	885	—
Other liabilities	3,318	3,034

Total liabilities	88,140	96,525

Stockholders’ equity:
Common stock, $0.001 par value, authorized 60,000 shares; issued and outstanding 19,144 (2007) and 19,085 (2006)	19	19
Additional paid-in capital	134,194	132,566
Treasury stock, at cost; 37 shares (2007) and 28 shares (2006)	(97)	(89)
Accumulated deficit in earnings	(68,783)	(64,455)
Accumulated other comprehensive income	1,784	1,628

Total stockholders’ equity	67,117	69,669

Total liabilities and stockholders’ equity	$155,257	$166,194

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION

Condensed Consolidated Statement of Operations
Three Months Ended March 31, 2007 and March 31, 2006

	March 31,	March 31,
	2007	2006
	(Unaudited)
	(In thousands, except
	per share amounts)

Revenue:
Products	$28,559	$24,252
Services	8,373	9,391

Total revenue	36,932	33,643

Cost of sales:
Products	14,064	13,010
Services	6,965	7,028

Total cost of sales	21,029	20,038

Gross profit	15,903	13,605

Operating expenses:
Selling, general and administrative	14,892	10,057
Research and development	3,087	3,257
Restructuring costs	—	1,638

Total operating expenses	17,979	14,952

Loss from operations	(2,076)	(1,347)
Interest expense and other, net	686	167

Loss before income taxes	(2,762)	(1,514)
Provision for income taxes	358	23

Net loss	(3,120)	(1,537)
Preferred stock dividends	—	411

Net loss available to common stockholders	$(3,120)	$(1,948)

Earnings per share:
Basic	$(0.16)	$(0.13)
Diluted	$(0.16)	$(0.13)

Weighted average common shares:
Basic	19,116	15,372
Diluted	19,116	15,372

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION

Condensed Consolidated Statement of Cash Flows
Three Months Ended March 31, 2007 and March 31, 2006

	March 31,	March 31,
	2007	2006
	(Unaudited)
	(In thousands)

Cash flows from operating activities:
Net loss	$(3,120)	$(1,537)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Provision for deferred income taxes	358	23
Depreciation and amortization	1,812	1,619
Provision for (benefit of) bad debts	(74)	60
Adjustments for inventory reserve	343	(170)
Stock-based compensation	963	452
Loss on disposition of property and equipment	—	2
Changes in operating accounts:
Accounts receivable	6,632	3,650
Lease receivables	—	20
Inventories	(5,704)	(1,930)
Prepaid expenses and other current assets	995	25
Other assets	97	183
Accounts payable	(6,319)	815
Accrued liabilities	(1,063)	(476)
Customer deposits	(4,193)	(594)
Deferred revenue	1,930	277
Other liabilities	241	1

Net cash (used in) provided by operating activities	(7,102)	2,420

Cash flows from investing activities:
Purchases of property and equipment	(122)	(1,584)
Proceeds from the disposition of property and equipment	—	150
Additions to licenses and patents	(128)	(159)
Software development costs	(212)	(130)

Net cash used in investing activities	(462)	(1,723)

Cash flows from financing activities:
Stock option and restricted stock proceeds	148	1,687
Repayment of long-term debt	(151)	(102)

Net cash (used in) provided by financing activities	(3)	1,585
Effect of exchange rate changes on cash	243	4

Net (decrease) increase in cash and cash equivalents	(7,324)	2,286
Cash and cash equivalents at the beginning of the period	14,331	24,328

Cash and cash equivalents at the end of the period	$7,007	$26,614

Supplemental Cash Flow Information:
Interest payments	$325	$30
Income tax payments	167	312
Non-cash items:
Cumulative effect of adoption of accounting for uncertainty of income taxes	1,208	—
Conversion of 6% convertible subordinated debentures	509	—
Accrued dividends on preferred stock	—	387
Transfer of equipment from inventory to property and equipment, net(a)	945	694
Transfer of equipment to inventory from property and equipment, net(b)	112	30

(a)	Inventory is transferred from inventory to property and equipment at cost when the Company requires additional machines for training, demonstration or short-term rentals.

(b)	In general, an asset is transferred from property and equipment, net into inventory at its net book value when the Company has identified a potential sale for a used machine. The machine is removed from inventory upon recognition of the sale.

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION

Condensed Consolidated Statement of Stockholders’ Equity
Three Months Ended March 31, 2007

	Common Stock
	Par	Additional	Accumulated	Other
	Value	Paid-in	Deficit in	Comprehensive	Treasury
	$0.001	Capital	Earnings	Income	Stock	Total
	(Amounts in thousands)
	(Unaudited)

Balance at December 31, 2006	$19	$132,566	$(64,455)	$1,628	$(89)	$69,669
Exercise of stock options	—	156	—	—	—	156
Conversion of subordinated debentures	—	509	—	—	—	509
Repurchase of restricted stock awards	—	—	—	—	(8)	(8)
Stock compensation expense	—	963	—	—	—	963
Cumulative effect of adoption of accounting for uncertainty of income taxes	—	—	(1,208)	—	—	(1,208)
Net loss	—	—	(3,120)	—	—	(3,120)
Foreign currency translation adjustment	—	—	—	156	—	156

Balance at March 31, 2007	$19	$134,194	$(68,783)	$1,784	$(97)	$67,117

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION

Notes to the Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2007 and March 31, 2006
(amounts in thousands, except per share data)
(unaudited)

(1)	Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of 3D Systems Corporation and its subsidiaries (collectively, the “Company”). All significant intercompany transactions and balances have been eliminated in consolidation. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim reports. Certain information and footnote disclosure normally included in annual financial statements have been condensed or omitted. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

In the opinion of management, the unaudited financial statements contain all adjustments, consisting of adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations, and cash flows for the periods presented. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year.

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results may differ from those estimates and assumptions.

(2)	Outsourcing of Assembly and Refurbishment Activities

Since 2004, the Company has outsourced its equipment assembly and refurbishment activities as well as the assembly of field service kits that it sells to customers to several selected design and engineering companies and suppliers. The activities that the Company outsourced include assembly of its InVision® 3-D modeling equipment, its SLA® systems and its SLS® systems. These suppliers also carry out quality control procedures on the Company’s systems prior to their shipment to customers. As part of these activities, these suppliers have responsibility for procuring the components and sub-assemblies that are used in the Company’s systems. The Company purchases finished systems from these suppliers pursuant to forecasts and customer orders that the Company supplies to them. While the outsource suppliers of the Company’s systems have responsibility for the supply chain of the components for the systems they assemble, the components, parts and sub-assemblies that are used in the Company’s systems are generally available from several potential suppliers.

The Company sells components of its inventory of raw materials related to those systems to those third-party suppliers from time to time. Those sales have been recorded in the financial statements as a product financing arrangement under Statement of Financial Accounting Standards (“SFAS”) No. 49, “Accounting for Product Financing Arrangements”. Pursuant to SFAS No. 49, as of March 31, 2007 and December 31, 2006, the Company recorded a non-trade receivable of $839 and $2,429, respectively, in prepaid expenses and other current assets on the Consolidated Balance Sheets, reflecting the book value of the inventory sold to the assemblers for which the Company had not received payment. At March 31, 2007 and December 31, 2006, $704 and $1,048, respectively, remained in inventory with a corresponding amount included in accrued liabilities, representing the Company’s non-contractual obligation to repurchase assembled systems and refurbished parts produced from such inventory.

Under these arrangements, the Company generally purchases assembled systems from the assemblers following its receipt of an order from a customer or as needed from the assembler to repair a component or to service equipment. Under certain circumstances, the Company anticipates that it may purchase assembled systems from the assemblers prior to the receipt of an order from a customer. At March 31, 2007 and

3D SYSTEMS CORPORATION

Notes to the Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2007 and March 31, 2006
(amounts in thousands, except per share data)
(unaudited) — (Continued)

December 31, 2006, the Company had advanced $728 and $698, respectively, of progress payments to assemblers for systems forecasted to be required for resale to customers. These progress payments were recorded in prepaid expenses and other current assets in the Consolidated Balance Sheets.

(3)	Inventories

Components of inventories, net are as follows:

	March 31,	December 31,
	2007	2006

Raw materials	$1,138	$531
Inventory held by assemblers	704	1,048
Finished goods (net of reserves of $2,702 and $2,353, respectively)	28,924	24,535

	$30,766	$26,114

(4)	Property and Equipment

Property and equipment are summarized as follows:

	March 31,	December 31,
	2007	2006	Useful Life
			(In years)

Building	$8,496	$8,496	25
Machinery and equipment	26,025	25,640	3-5
Capitalized software — ERP	3,032	2,975	5
Office furniture and equipment	3,436	3,428	5
Leasehold improvements	7,915	7,901	Lease term or less
Rental equipment	1,183	1,192	5
Construction in progress	590	43	N/A

Total property and equipment	50,677	49,675
Less: Accumulated depreciation and amortization	(26,978)	(25,912)

Total property and equipment, net of accumulated depreciation and amortization	$23,699	$23,763

Depreciation expense for the three months ended March 31, 2007 and March 31, 2006 was $1,043 and $736, respectively. Leasehold improvements are amortized on a straight-line basis over the shorter of (i) their estimated useful lives and (ii) the estimated or contractual life of the related lease.

Leasehold improvements included $3,349 of capitalized costs for tenant improvements for the Rock Hill facility at March 31, 2007 and December 31, 2006.

For the three months ended March 31, 2007 and March 31, 2006, the Company recognized software amortization expense of $114 and $2, respectively, for capitalized enterprise resource planning (“ERP”) system costs.

The Company ceased operations at its Grand Junction, Colorado facility on April 28, 2006 and listed the facility for sale. Subsequently, approximately $3,454 of assets, net of accumulated depreciation, comprised primarily of $3,018 net of accumulated depreciation of building and improvements and $436 of land associated

3D SYSTEMS CORPORATION

Notes to the Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2007 and March 31, 2006
(amounts in thousands, except per share data)
(unaudited) — (Continued)

with the facility were reclassified on the Company’s Consolidated Balance Sheet from long-term assets to current assets, where they have been recorded as assets held for sale. Following the closing of this facility, the Company ceased to record depreciation expense related to this facility, which amounted to $570 per year. The Company agreed in April 2007 to sell the building for $6,800, subject to customary closing conditions. In May 2007, the Company received notice of termination of such agreement to purchase and continued to list the property for sale.

(5)	Intangible Assets

(a)	Licenses and Patent Costs

Licenses and patent costs are summarized as follows:

			Weighted
	March 31,	December 31,	Average
	2007	2006	Useful Life
			(In years)

Licenses, at cost	$2,337	$2,337	fully amortized
Patent costs	18,840	18,771	7.9

	21,177	21,108
Less: Accumulated amortization	(16,582)	(16,272)

Net licenses and patent costs	$4,595	$4,836

For the three months ended March 31, 2007 and March 31, 2006, the Company capitalized $128 and $167, respectively, of costs incurred to acquire, develop and extend patents in the United States and various other countries. Amortization of previously capitalized patent costs was $370 and $342 for the three months ended March 31, 2007 and March 31, 2006, respectively.

(b)	Acquired Technology Costs

Acquired technology costs are summarized as follows:

	March 31,	December 31,
	2007	2006

Acquired technology	$10,282	$10,268
Less: Accumulated amortization	(9,713)	(9,320)

Net acquired technology	$569	$948

The remaining unamortized acquired technology was purchased in 2001 in connection with the DTM Corporation acquisition and assigned a useful life of six years, extending through the third quarter of 2007, at which time it will be fully amortized. Amortization expense related to acquired technology was $379 and $404 for the three months ended March 31, 2007 and March 31, 2006, respectively.

(c)	Other Intangible Assets

The Company had $1,009 and $818 of other net intangible assets as of March 31, 2007 and December 31, 2006, respectively. Amortization expense related to such other intangible assets was $20 and $165 for the three months ended March 31, 2007 and March 31, 2006, respectively.

3D SYSTEMS CORPORATION

Notes to the Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2007 and March 31, 2006
(amounts in thousands, except per share data)
(unaudited) — (Continued)

(6)	Accrued and Other Liabilities

Accrued liabilities are summarized as follows:

	March 31,	December 31,
	2007	2006

Compensation and benefits	$4,169	$4,427
Vendor accruals	2,893	3,868
Accrued taxes	2,003	374
Accrued professional fees	1,091	1,560
Non-contractual obligation to repurchase assembled systems (See Note 2)	704	1,048
Accrued interest	298	78
Other	865	1,222

	$12,023	$12,577

Other liabilities are summarized as follows.

	March 31,	December 31,
	2007	2006

German pension obligation	$2,267	$2,239
Other long-term liabilities	1,051	795

	$3,318	$3,034

(7)	Restructuring Costs

For the three months ended March 31, 2007, no additional restructuring costs were incurred. For the three months ended March 31, 2006, the Company incurred $1,638 of restructuring costs primarily for personnel, relocation and recruiting costs in connection with its relocation to Rock Hill, South Carolina.

As a result of the closing and anticipated disposition of the Grand Junction facility discussed in Note 4 above, the following assets and liabilities were recorded on the balance sheet at March 31, 2007 and December 31, 2006:

	March 31,	December 31,
	2007	2006

Current assets:
Assets held for sale	$3,454	$3,454
Restricted cash	1,200	1,200
Current liabilities:
Industrial development bonds related to assets held for sale	$3,435	$3,545

The restricted cash is held on deposit as partial security for the Company’s obligations under the industrial development bonds reflected above and therefore is not available to the Company for its general use.

3D SYSTEMS CORPORATION

Notes to the Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2007 and March 31, 2006
(amounts in thousands, except per share data)
(unaudited) — (Continued)

(8)	Borrowings and Financial Instruments

Borrowings

Total outstanding borrowings are as follows:

	March 31,	December 31,
	2007	2006

Current:
Bank credit facility	$8,200	$8,200
Industrial development bonds related to assets held for sale	3,435	3,545

Total current	11,635	11,745

Long-term:
6% convertible subordinated debentures	14,845	15,354

Total debt	$26,480	$27,099

Silicon Valley Bank loan and security agreement

The Company maintains a loan and security agreement, as amended, (the “credit facility”) with Silicon Valley Bank (the “Bank”) that is scheduled to expire on July 1, 2007. This credit facility provides that the Company and certain of its subsidiaries may borrow up to $15,000 of revolving loans, subject to a borrowing base tied to the Company’s accounts receivable, and includes sub-limits for letters of credit and foreign exchange facilities. The credit facility is secured by a first lien in favor of the Bank on certain of the Company’s assets, including domestic accounts receivable, inventory and certain fixed assets.

Interest accrues on outstanding borrowings at either the Bank’s prime rate in effect from time to time or at a LIBOR rate plus a borrowing margin of 100 basis points for prime rate loans and 325 basis points for LIBOR rate loans. Prior to April 26, 2007, lower borrowing margins applied. The Company is obligated to pay, on a quarterly basis, a commitment fee equal to 0.375% per annum of the unused amount of the credit facility.

The credit facility imposes certain limitations on the Company’s activities, including limitations on the incurrence of debt and other liens, limitations on the disposition of assets, limitations on the making of certain investments and limitations on the payment of dividends on the Company’s Common Stock. The credit facility also requires that the Company comply with certain financial covenants, including (a) commencing as of January 1, 2007 and continuing through July 1, 2007 a modified quick ratio (as defined in the credit facility) of at least 0.70 to 1.00 and, as of December 31, 2006 and for prior periods, a modified quick ratio (as defined in the credit facility) of at least 0.80 to 1.00 and (b) a ratio of total liabilities less subordinated debt to tangible net worth (as each such term is defined in the credit facility) of not more than 2.00 to 1.00 as of December 31, 2006 and at the end of each calendar quarter thereafter. The credit facility also requires that the Company comply with a modified minimum EBITDA (as defined in the credit facility) of not less than $3,000, $1,000 and $2,500 for the calendar quarters ending December 31, 2006, March 31, 2007 and June 30, 2007, respectively. For each twelve month period on and after September 30, 2007, the minimum EBITDA is $15,000.

At March 31, 2007 and December 31, 2006, the Company had $8,200 of revolving borrowings outstanding under this credit facility. The Company expects to repay or refinance those borrowings at or before

3D SYSTEMS CORPORATION

Notes to the Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2007 and March 31, 2006
(amounts in thousands, except per share data)
(unaudited) — (Continued)

the expiration of the facility on July 1, 2007. At March 31, 2007 and December 31, 2006, respectively, the Company had $845 and $536 of foreign exchange forward contracts outstanding with the Bank.

Effective April 26, 2007, the Bank agreed to waive the Company’s non-compliance with the financial covenants set forth in the credit agreement for the period ended December 31, 2006 in consideration of the Company’s payment of a $20 non-refundable waiver fee. On May 29, 2007, the Bank agreed to waive the Company’s non-compliance with the financial covenants set forth in the credit facility for the period ended March 31, 2007 in consideration of the Company’s payment of an $8 non-refundable waiver fee.

Industrial development bonds

The Company’s Grand Junction, Colorado facility was financed by industrial development bonds in the original aggregate principal amount of $4,900. At March 31, 2007 and December 31, 2006, the outstanding principal amount of these bonds was $3,435 and $3,545, respectively. Interest on the bonds accrues at a variable rate of interest and is payable monthly. The interest rate at March 31, 2007 and December 31, 2006 was 3.75% and 4.01%, respectively. Principal payments are due in semi-annual installments through August 2016. The Company reclassified this indebtedness to current indebtedness in 2006 in anticipation of the sale of the Grand Junction facility. The Company has made all scheduled payments of principal and interest on these bonds. The bonds are collateralized by, among other things, a first mortgage on the facility, a security interest in certain equipment and an irrevocable letter of credit issued by Wells Fargo Bank, N.A. (“Wells Fargo”) pursuant to the terms of a reimbursement agreement between the Company and Wells Fargo. The Company is required to pay an annual letter of credit fee equal to 1% of the stated amount of the letter of credit.

This letter of credit is in turn collateralized by $1,200 of restricted cash that Wells Fargo holds, which the Company reclassified as a short-term asset during 2006 in anticipation of its sale of the Grand Junction facility. Wells Fargo has a security interest in that restricted cash as partial security for the performance of the Company’s obligations under the reimbursement agreement. The Company has the right, which it has not exercised, to substitute a standby letter of credit issued by a bank acceptable to Wells Fargo as collateral in place of the funds held by Wells Fargo.

The reimbursement agreement, as amended, contains financial covenants that require, among other things, that the Company maintain a minimum tangible net worth (as defined in the reimbursement agreement) of $23,000 plus 50% of net income from July 1, 2001 forward and a fixed-charge coverage ratio (as defined in the reimbursement agreement) of no less than 1.25 to 1.00. The Company is required to demonstrate its compliance with these financial covenants as of the end of each calendar quarter. On April 24, 2007, Wells Fargo agreed to waive the Company’s non-compliance with the fixed-charge coverage ratio for the period ended December 31, 2006 and for each subsequent quarterly period ending on or before June 30, 2007.

6% convertible subordinated debentures

The 6% convertible subordinated debentures bear interest at the rate of 6% per year payable semi-annually in arrears in cash on May 31 and November 30 of each year. They are convertible into shares of Common Stock at the option of the holders at any time prior to maturity at $10.18 per share, subject to anti-dilution adjustments.

During the three months ended March 31, 2007, $509 aggregate principal amount of these debentures were converted by their holders into 50 shares of Common Stock. At March 31, 2007, $14,845 aggregate principal amount of these debentures remained outstanding, convertible into an aggregate 1,458 shares of

3D SYSTEMS CORPORATION

Notes to the Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2007 and March 31, 2006
(amounts in thousands, except per share data)
(unaudited) — (Continued)

Common Stock. At December 31, 2006, $15,354 aggregate principal amount of these debentures remained outstanding, convertible into an aggregate 1,508 shares of Common Stock.

The Company has the right to redeem these debentures, in whole or in part at any time, at a price equal to 100% of the then outstanding principal amount of the debentures being redeemed, together with all accrued and unpaid interest and other amounts due in respect of the debentures. If the Company undergoes a change in control (as defined in the debenture purchase agreements), the holders may require it to redeem the debentures at 100% of their then outstanding principal amount, together with all accrued and unpaid interest and other amounts due in respect of the debentures.

The debentures are subordinated in right of payment to senior indebtedness (as defined in the debenture purchase agreements).

Financial instruments

The Company conducts business in various countries using both the functional currencies of those countries and other currencies to effect cross border transactions. As a result, the Company is subject to the risk that fluctuations in foreign exchange rates between the dates that those transactions are entered into and their respective settlement dates will result in a foreign exchange gain or loss. When practicable, the Company endeavors to match assets and liabilities in the same currency on its balance sheet and those of its subsidiaries in order to reduce these risks. The Company also, when it considers it to be appropriate, enters into foreign currency contracts to hedge exposures arising from those transactions. The Company has not adopted hedge accounting under SFAS No. 133, “Accounting for Derivatives and Hedging Activities,” as amended by SFAS No. 137 and SFAS No. 138, and all gains and losses (realized or unrealized) are recognized in cost of sales in the Condensed Consolidated Statements of Operations.

At March 31, 2007, these contracts related primarily to inventory purchases from third parties. The notional amount of these contracts at March 31, 2007 aggregated CHF 4,571 (equivalent to $3,761 at the settlement date). The fair value of these contracts at March 31, 2007 was $3,770.

At December 31, 2006, these contracts related primarily to purchases of inventory from third parties and intercompany purchase obligations of the Company’s subsidiaries. The notional amount of these contracts at the settlement date was $3,023. The notional amount of the contracts related to purchases aggregated CHF 641 (equivalent to $536 at the settlement date.) The respective notional amounts of the contracts related to intercompany purchase obligations at December 31, 2006 aggregated €1,500 (equivalent to $1,901 at the settlement date) and £315 (equivalent to $586 at the settlement date). The fair value of these contracts at December 31, 2006 was $3,121.

The dollar equivalent of the foreign currency contracts and their related fair values as of March 31, 2007 and December 31, 2006 were as follows:

	Foreign Currency		Foreign Currency
	Purchase Contracts		Sales Contracts
	March 31,	December 31,	March 31,	December 31,
	2007	2006	2007	2006
	(Dollars in thousands)

Notional amount	$3,761	$536	—	$2,487
Fair value	3,770	526	—	2,595

Net unrealized gain (loss)	$9	$(10)	—	$(108)

3D SYSTEMS CORPORATION

Notes to the Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2007 and March 31, 2006
(amounts in thousands, except per share data)
(unaudited) — (Continued)

The net fair value of all foreign exchange contracts at March 31, 2007 and December 31, 2006 reflected unrealized gains (losses) of $9 and $(118), respectively. These foreign currency contracts at March 31, 2007 expire at various times between April 4, 2007 and May 9, 2007.

Changes in the fair value of derivatives are recorded in cost of sales in the Consolidated Statements of Operations. Depending on their fair value at the end of the reporting period, derivatives are recorded either in prepaid and other current assets or in accrued liabilities in the Consolidated Balance Sheets.

The total impact of foreign-currency derivatives on the Condensed Consolidated Statements of Operations at March 31, 2007 and 2006 was a gain of $15 and $78, respectively.

(9)	Capital Lease Obligations

The Company’s future minimum lease payments under capitalized leases at March 31, 2007 and December 31, 2006 were $8,971 and $9,012, respectively. The current portion of those leases at March 31, 2007 and December 31, 2006 was $171 and $168, respectively.

Rock Hill facility

The Company leases its facility in Rock Hill, South Carolina pursuant to a lease agreement with KDC-Carolina Investments 3, LP. The Company is considered an owner of the facility under SFAS No. 13 “Accounting for Leases”. Therefore, as required by SFAS No. 13, the Company recorded a capitalized lease obligation for this facility in 2006. At March 31, 2007 and December 31, 2006, the outstanding balance of this capital lease was $8,470 and $8,488, respectively, which was calculated using an assumed 6.93% interest rate. The terms of the lease including option periods require the Company to make monthly payments through August 2031.

Furniture and fixtures lease

In November 2006, the Company entered into a lease financing with a financial institution covering office furniture and fixtures. In accordance with SFAS No. 13, the Company has recorded this lease as a capitalized lease. At March 31, 2007 and December 31, 2006, the outstanding balance of this capital lease was $501 and $524, respectively. The present value of this capitalized lease was calculated using an assumed 8.05% incremental annual borrowing rate. The terms of the lease require the Company to make monthly payments through October 2011.

(10)	Convertible Preferred Stock

On June 8, 2006, all of the Company’s then outstanding Series B Convertible Preferred Stock was converted by its holders into 2,640 shares of Common Stock, including 23 shares of Common Stock covering accrued and unpaid dividends through June 8, 2006. During the three months ended March 31, 2007 and March 31, 2006, the Company recognized $0 and $411 of dividend cost, respectively, including $16 of accreted costs in the 2006 period associated with initial offering costs.

(11)	Stock-based Compensation Plans

The Company maintains stock-based compensation plans that are described more fully in Note 15, “Stock-Based Compensation,” to the Consolidated Financial Statements filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

3D SYSTEMS CORPORATION

Notes to the Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2007 and March 31, 2006
(amounts in thousands, except per share data)
(unaudited) — (Continued)

The Company adopted SFAS No. 123(R), “Share-Based Payment” effective January 1, 2006 and began recording compensation expense for all stock-based compensation in accordance with its requirements. Such amounts were included in selling, general and administrative expenses on the Condensed Consolidated Statements of Operations. Stock-based compensation expense for vesting options for the three months ended March 31, 2007 and March 31, 2006 was $420 and $179, respectively. Stock-based compensation expense related to restricted stock awards for the three months ended March 31, 2007 and March 31, 2006 was $543 and $188, respectively. The first quarter of 2007 included $497 of stock-based compensation expense primarily related to the separation of the Company’s former Chief Financial Officer.

The number of shares of restricted Common Stock granted and the weighted average fair value per share during the three months ended March 31, 2007 and March 31, 2006 are:

	Three Months Ended March 31,
	2007		2006
		Weighted		Weighted
	Shares	Average	Shares	Average
	Awarded	Fair Value	Awarded	Fair Value

Restricted stock	—	$—	141	$21.62

(12)	Earnings (Loss) Per Share

The Company presents basic and diluted earnings (loss) per share (“EPS”) amounts. Basic EPS is calculated by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the applicable period. Diluted EPS is calculated by dividing net income (loss) by the weighted average number of common and common equivalent shares outstanding during the applicable period. The following table reconciles basic weighted average outstanding shares to diluted weighted average outstanding shares:

	Three Months Ended
	March 31,
	2007	2006

Net loss available to common stockholders	$(3,120)	$(1,948)
Weighted average outstanding shares:
Basic weighted average outstanding shares	19,116	15,372
Effect of dilutive securities:
Stock options and restricted stock awards	—	—
6% convertible subordinated debentures	—	—
Series B convertible preferred stock	—	—

Diluted weighted average shares outstanding	19,116	15,372

Earnings (loss) per share:
Basic	$(0.16)	$(0.13)
Diluted	$(0.16)	$(0.13)

For the three months ended March 31, 2007 and March 31, 2006, no dilutive securities were included in the diluted weighted average shares outstanding because the effect of their inclusion would have been anti-dilutive, that is, they would have reduced net loss per share.

3D SYSTEMS CORPORATION

Notes to the Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2007 and March 31, 2006
(amounts in thousands, except per share data)
(unaudited) — (Continued)

(13)	Income Taxes

For the three months ended March 31, 2007 and 2006, the Company used a 13.0% and 1.5%, respectively, effective income tax rate to determine its tax provision for those quarters.

The Company maintained a $748 non-U.S. deferred tax asset as of December 31, 2006. The Company maintained a full valuation allowance on all of its U.S. deferred tax assets at that date.

In June 2006, FASB issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertain Income Taxes — an Interpretation of FASB Statement No. 109”. The Company adopted FIN 48 on January 1, 2007. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109 and prescribes a minimum recognition threshold that it must be more-likely-than-not that a tax position will be sustained upon examination before being recognized in the financial statements. Under FIN 48, the impact of an uncertain income tax position on the income tax returns must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. Under FIN 48, an uncertain income tax position should not be recognized for financial reporting purposes if it has less than a 50% likelihood of being sustained upon examination. Additionally, FIN 48 provides guidance on derecognition, measurement, classification, interest and penalties, accounting for interim periods, disclosure and transition issues with respect to tax positions.

As a result of adoption of FIN 48, at January 1, 2007, the Company recognized a $1,208 increase to accumulated deficit in earnings in accordance with FIN 48 that consisted of a $323 reduction in its deferred tax assets and the recording of a $885 long-term income tax payable on its Condensed Consolidated Balance Sheet at March 31, 2007. In addition, the Company would have recognized a $3,734 increase to deferred tax assets for unrecognized benefits related to positions taken in prior periods which would have affected accumulated deficit in earnings if there was not a corresponding increase in the valuation allowance. During the first quarter of 2007, the Company increased its FIN 48 reserve by $18 related to accrued interest on the uncertain tax positions. The Company does not anticipate any additional unrecognized tax benefits in the next 12 months that would result in a material change to its financial position.

The Company includes interest and penalties recognized in accordance with FIN 48 in the financial statements as a component of income tax expense.

The principal tax jurisdictions in which the Company files income tax returns are the United States, France, Germany, Japan, Italy, Switzerland and the United Kingdom. Tax years 1997 through 2006 remain subject to examination by the U.S. Internal Revenue Service. The Company’s non-U.S. subsidiaries tax returns are open to possible examination beginning in the year shown in parentheses in the following countries: France (2004), Germany (2000), Japan (2003), Italy (2002), Switzerland (2003) and United Kingdom (2005).

For a discussion of other tax matters relating to the Company, please see Note 21 to the Consolidated Financial Statements filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

(14)	Segment Information

The Company operates in one reportable business segment in which it develops, manufactures and markets worldwide rapid 3-D modeling, prototyping and manufacturing systems designed to reduce the time it takes to produce three-dimensional objects. The Company conducts its business through operations in the United States, sales and service offices in the European Community (France, Germany, the United Kingdom and Italy) and Asia (Japan and Hong Kong), and a research and production facility in Switzerland. Revenue

3D SYSTEMS CORPORATION

Notes to the Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2007 and March 31, 2006
(amounts in thousands, except per share data)
(unaudited) — (Continued)

from unaffiliated customers attributed to Germany includes sales by the Company’s German unit to customers in countries other than Germany. The Company has historically disclosed summarized financial information for the geographic areas of operations as if they were segments in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

Such summarized financial information concerning the Company’s geographical operations is shown in the following tables:

	Three Months Ended
	March 31,
	2007	2006

Revenue from unaffiliated customers:
United States	$16,191	$18,394
Germany	7,341	4,699
Other Europe	8,758	6,413
Asia	4,642	4,137

Total	$36,932	$33,643

All revenue between geographic areas is recorded at prices that provide for an allocation of profit (loss) between entities.

	Three Months Ended
	March 31,
	2007	2006

Revenue between geographic areas:
United States	$13,488	$8,793
Germany	1,220	1,011
Other Europe	1,956	865

Total	$16,664	$10,669

	Three Months Ended
	March 31,
	2007	2006

Income (loss) from operations:
United States	$(2,799)	$(536)
Germany	376	449
Other Europe	1,164	(1,356)
Asia	(284)	484

Subtotal	(1,543)	(959)
Inter-segment elimination	(533)	(388)

Total	$(2,076)	$(1,347)

3D SYSTEMS CORPORATION

Notes to the Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2007 and March 31, 2006
(amounts in thousands, except per share data)
(unaudited) — (Continued)

	March 31,	December 31,
	2007	2006

Assets:
United States	$78,944	$82,715
Germany	25,430	25,237
Other Europe	54,791	63,368
Asia	17,462	19,218

Subtotal	176,627	190,538
Inter-segment elimination	(21,370)	(24,344)

Total assets	$155,257	$166,194

The Company’s revenue from unaffiliated customers by type was as follows:

	Three Months Ended
	March 31,
	2007	2006

Systems and other products	$13,191	$12,379
Materials	15,368	11,873
Services	8,373	9,391

Total sales	$36,932	$33,643

(15)	Commitments and Contingencies

Effective April 1, 2006, the Company entered into an agreement with Symyx Technologies, Inc. (“Symyx”) under which the Company and Symyx are working together to discover and commercialize advanced materials for use in the Company’s rapid prototyping and rapid manufacturing solutions. Under this agreement, the Company agreed to fund up to $2,400 of research over a two-year period to enable Symyx to develop new materials’ formulations that the Company could commercialize for rapid prototyping and rapid manufacturing applications. During the first quarter of 2007, the Company recorded $300 of research and development expense related to this agreement. No expense was recorded with respect to this agreement in the first quarter of 2006.

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

3D SYSTEMS CORPORATION

Notes to the Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2007 and March 31, 2006
(amounts in thousands, except per share data)
(unaudited) — (Continued)

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

(16)	Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)” which the Company adopted as of January 1, 2007. This interpretation was issued to clarify the accounting for uncertainty in the amount of income taxes to be recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company also adopted FASB Staff Position No. FIN 48-1 (“FSP FIN 48-1”), “Definition of Settlement in FASB Interpretation No. 48” as of January 1, 2007. FSP FIN 48-1 provides that a company’s tax position will be considered settled if the taxing authority has completed its examination, the company does not plan to appeal, and it is remote that the taxing authority would reexamine the tax position in the future. The Company adopted the provisions of FIN 48 at January 1, 2007 and recognized a $1,208 increase in accumulated deficit in earnings.

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements”. This statement defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures with respect to fair value measurements. This statement does not require any new fair value measurements. This statement is expected to be applied prospectively and is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company believes that the adoption of SFAS No. 157 will not have a material effect on its results of operations or consolidated financial position.

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115”, which permits entities to choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value, nor does it eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157, “Fair Value Measurements” and SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.” The Company expects SFAS No. 159 to become effective for its fiscal year beginning January 1, 2008. The Company is currently assessing the impact that the adoption of SFAS No. 159 may have on its consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q.

We are subject to a number of risks and uncertainties that may affect our future performance that are discussed in greater detail in the sections entitled “Forward-Looking Statements” and “Cautionary Statements and Risk Factors” at the end of this Item 2 and that are discussed or referred to in Item 1A of Part II of this Quarterly Report on Form 10-Q.

Business Overview

We design, develop, manufacture, market and service rapid 3-D modeling, prototyping and manufacturing systems and related products and materials that enable complex three-dimensional objects to be produced directly from computer data without tooling, greatly reducing the time and cost required to produce prototypes or customized production parts. Our consolidated revenue is derived primarily from the sale of our systems, the sale of the related materials used by the systems to produce solid objects and the provision of services to our customers.

Recent Developments

During the first three months of 2007, we continued to benefit operationally from our progress in resolving the business disruptions and the other adverse business and financial effects from the implementation of our new ERP system, the supply chain interruptions arising from the outsourcing of our spare parts and certain of our finished goods supply activities to a third party logistics provider and the other disruptions and customer accommodations that we have previously disclosed with respect to the last three quarters of 2006. As previously disclosed, these matters adversely affected our revenue, operating results, cash flow and working capital management beginning in the second quarter of 2006, and these adverse effects continued to a lesser extent to affect our operations and financial performance through the remainder of 2006.

We have also previously disclosed that deficiencies exist relating to the design and implementation of our internal controls over financial reporting with respect to the matters described below. We consider these deficiencies, either individually or in the aggregate, to constitute material weaknesses:

•	The timeliness and accuracy of our period-end financial statement closing process and our procedures for reconciling and compiling financial records;

•	Our processing and safeguarding of inventory;

•	Our invoicing and processing of accounts receivable and applying customer payments;

•	The timeliness and accuracy of our monitoring of our accounting function and oversight of financial controls;

•	The need to replace certain of our non-U.S. financial controllers;

•	Control of access to the databases in our new ERP system;

•	The use of spreadsheets in the preparation of our Consolidated Financial Statements; and

•	The process for the timely calculation and documentation of certain non-U.S. income tax provisions and deferred income tax assets.

We have completed a number of remedial actions to correct these weaknesses, and we are continuing to pursue additional remedial efforts to correct them. See Part II, Item 4, “Controls and Procedures” below.

As part of our remediation efforts, we have adopted a variety of procedures to conduct additional detailed transaction reviews and control activities with regard to our financial statements for all periods that we have identified as being affected by the material weaknesses described above. As a result of these efforts, we believe that the Condensed Unaudited Consolidated Financial Statements included in this Quarterly Report on

Form 10-Q have been prepared in accordance with generally accepted accounting principles, fairly present in all material respects our financial position, results of operations and cash flows for the periods presented and are free of material errors.

During the first three months of 2007, we continued our new product development activities, resulting in the introduction of the following new products:

•	In January 2007, we announced that we had successfully developed a revolutionary and disruptive technology called Film Transfer Imaging (FTI), and we plan to begin selling the compact V — Flashtm Desktop Modeler this year.

•	In March 2007, we announced the introduction of Accura® 55 Plastic, a new stereolithography material that simulates the look and feel of molded ABS.

•	In April 2007, we announced the V-Flashtm HA 230 Manufacturing System, the first economical, high-speed desktop manufacturing system for hearing aids, that we plan to introduce this fall.

•	Also in April 2007, we announced the introduction of the InVision® XT modeler, a new 3-D modeler that is designed to produce high-definition, functional and durable models for form, fit and function analysis.

We ended the first quarter of 2007 with $7.0 million of unrestricted cash, which primarily reflected drawings under our credit facility that comes due at the beginning of July. We expect to repay or refinance those borrowings when they become due out of available cash, the renewal or replacement of that credit facility or other sources of financing. However, there can be no assurance that we will be able to do so.

Results of Operations

For the three months ended March 31, 2007, our consolidated revenue increased $3.3 million or 9.8% to $36.9 million from $33.6 million for the quarter ended March 31, 2006. On a geographic basis, compared to the prior year first quarter, revenue for our non-U.S. operations increased $5.5 million or 36% compared to a decline in U.S. revenue of $2.2 million or 12%.

Our loss from operations increased to $2.1 million for the first quarter of 2007 from $1.3 million for the first quarter of 2006.

Net loss available to common stockholders was $3.1 million and $1.9 million for the quarters ended March 31, 2007 and 2006, respectively. Our diluted loss per share was $0.16 and $0.13 for the quarters ended March 31, 2007 and 2006, respectively. The net loss available to common stockholders for the first quarter of 2006 included $0.4 million of preferred stock dividends that we did not incur in the 2007 quarter.

Revenue by Class of Products and Services

Table 1 sets forth, for the periods indicated, revenue and percentages of revenue by class of products and services.

Table 1

	Three Months Ended March 31,
	2007		2006
	(Dollars in thousands)

Systems and other products	$13,191	35.7%	$12,379	36.8%
Materials	15,368	41.6	11,873	35.3
Services	8,373	22.7	9,391	27.9

Consolidated revenue	$36,932	100.0%	$33,643	100.0%

Revenue from systems and other products in the first quarter of 2007 increased $0.8 million or 6.6% to $13.2 million from $12.4 million reported in the first quarter of 2006. The increase primarily related to system sales, specifically at our European operations.

Revenue from materials in the first quarter of 2007 increased $3.5 million or 29.4% to $15.4 million from $11.9 million reported in the first quarter of 2006. Higher unit volume in core materials and price/mix primarily contributed to the year-over-year improvement.

Revenue from services in the first quarter of 2007 decreased $1.0 million or 10.8% to $8.4 million from the comparable prior year quarter amount of $9.4 million. This volume decrease resulted in less deferred revenue being amortized during the first quarter 2007 compared to 2006.

The components of the $3.3 million increase in revenue by class of product and service for the first quarter of 2007 are shown in Table 2, together with the corresponding percentages of that change compared to the 2006 level of revenue for that product or service.

Table 2

	Systems and Other Products		Materials		Services		Net Change in Consolidated Revenue
	(Dollars in thousands)

Volume — Core products and services	$(409)	(3.3)%	$1,968	16.6%	$(757)	(8.1)%	$802	2.4%
Volume — New products	1,357	11.0	(184)	(1.6)	(586)	(6.2)	587	1.7
Price/mix	(584)	(4.7)	1,138	9.6	—	—	554	1.7
Foreign currency translation	448	3.6	573	4.8	325	3.5	1,346	4.0

Net change in consolidated revenue	$812	6.6%	$3,495	29.4%	$(1,018)	(10.8)%	$3,289	9.8%

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

The principal factors affecting our consolidated revenue in the first three months of 2007 compared to the 2006 quarter were increases in unit volume both from new products and legacy products, the combined positive effect of changes in product mix and average selling prices, and the favorable effect of foreign currency translation.

Revenue from systems and other products increased by $0.8 million to $13.2 million from $12.4 million in the first quarter of 2006. Revenue from systems and other products represented 35.7% and 36.8% of consolidated revenue for the first quarter of 2007 and 2006, respectively. The increase was driven primarily from a $1.4 million increase in sales of our newer systems and a $0.4 million positive impact from foreign currency translation. This was partially offset by a $0.4 million decline in legacy product sales and an unfavorable $0.6 million combined effect of price and mix.

Revenue from materials increased $3.5 million to $15.4 million for the first quarter of 2007 from $11.9 million for the first quarter of 2006. Revenue from materials represented 41.6% and 35.3% of consolidated revenue for the first quarter of 2007 and 2006, respectively, continuing its trend of constituting a higher proportion of total revenue. Materials revenue volume increased $1.8 million and we experienced a $1.1 million favorable variance from our price and mix of products sold. Foreign currency translation also had a $0.6 million positive impact.

Services revenue declined $1.0 million to $8.4 million for the first quarter of 2007 from $9.4 million for the first quarter of 2006. Revenue from services represented 22.7% and 27.9% of consolidated revenue for the first quarter of 2007 and 2006, respectively. This continuing decline as a percentage of total revenue was due to the increases in revenue from materials and from systems and other products. The services revenue decline was due primarily to lower systems sales volume in 2006 compared to 2005. This volume decrease resulted in less deferred revenue being amortized during the first quarter 2007 compared to 2006.

Systems orders and sales tend to fluctuate on a quarterly basis as a result of a number of factors, including the types of systems ordered by customers, customer acceptance of newly introduced products, the timing of product orders and shipments, global economic conditions and fluctuations in foreign currency exchange rates. Our customers generally purchase our systems as capital equipment items, and their purchasing decisions may have a long lead-time. Due to the relatively high list price of certain systems and the overall low unit volume of systems sales in any particular period, the acceleration or delay of orders and shipments of a small number of systems from one period to another can significantly affect revenue reported for our systems sales for the period involved. Revenue reported for systems sales in any particular period is also affected by revenue recognition rules prescribed by generally accepted accounting principles. However, as noted above, production and delivery of our systems is generally not characterized by long lead times, and backlog is therefore generally not a material factor in our business.

Reflecting these normal trends in our business, at March 31, 2007 our backlog amounted to less than $1.0 million. This was a significant reduction from the $5.0 million of backlog that we had recorded at December 31, 2006.

Revenue by geographic region

As discussed more fully below, our higher level of consolidated revenue in the first quarter of 2007 resulted from higher revenue from our European and Asia-Pacific operations, partially offset by a decline in revenue from our U.S. operations. Revenue by geographic area in which we operate is shown in Table 3.

Table 3

	Three Months Ended March 31,
	2007		2006
	(Dollars in thousands)

U.S. operations	$16,191	43.8%	$18,394	54.7%
European operations	16,099	43.6	11,112	33.0
Asia-Pacific operations	4,642	12.6	4,137	12.3

Consolidated revenue	$36,932	100.0%	$33,643	100.0%

Revenue from non-U.S. operations at March 31, 2007 increased $5.5 million or 36.0% to $20.7 million from $15.2 million at March 31, 2006. Revenue from U.S. operations at March 31, 2007 declined $2.2 million or 12% to $16.2 million from $18.4 million at March 31, 2006. Revenue from non-U.S. operations as a percent of total revenue, at March 31, 2007 and March 31, 2006 was 56.2% and 45.3%, respectively.

The components of the changes in revenue by geographic region for the first quarter of 2007 are shown in Table 4, together with the corresponding percentage of that change compared to the level of revenue for the corresponding 2006 period for that geographic area.

Table 4

	U.S.		Europe		Asia-Pacific		Net Change in Consolidated Revenue
	(Dollars in thousands)

Volume	$(1,815)	(9.9)%	$2,298	20.7%	$906	21.9%	$1,389	4.1%
Price/mix	(388)	(2.1)	1,299	11.7	(357)	(8.6)	554	1.7
Foreign currency translation	—	—	1,390	12.5	(44)	(1.1)	1,346	4.0

Net change in consolidated revenue	$(2,203)	(12.0)%	$4,987	44.9%	$505	12.2%	$3,289	9.8%

Revenue from U.S. operations declined $2.2 million or 12.0% to $16.2 million from $18.4 million reported in the first quarter of 2006. The decrease primarily related to lower volume and unfavorable price/mix variances.

Revenue from European operations increased $5.0 million or 44.9% to $16.1 million from the prior year quarter amount of $11.1 million. The increase was due to higher volumes and positive price/mix variances. Additionally, a favorable $1.4 million foreign currency translation adjustment accounted for 27.9% of the revenue increase for the first quarter 2007.

Revenue from Asia-Pacific operations improved $0.5 million or 12.2% to $4.6 million over the comparable prior year quarter amount of $4.1 million. This increase was caused primarily by an increase of $0.9 million in volume partially offset by $0.4 million of price/mix.

Costs and margins

On a consolidated basis, gross profit for the first quarter of 2007 increased $2.3 million to $15.9 million from $13.6 million in the first quarter of 2006. Gross profit margin in the first quarter of 2007 increased to 43.1% of revenue from 40.4% of revenue for the 2006 quarter. For the first quarter of 2007, cost of sales increased 4.9% to $21.0 million from $20.0 million for the first quarter of 2006 primarily due to the inclemental costs on the higher revenue and a $0.9 million foreign currency translation adjustment.

Table 5 sets forth gross profit and gross profit margin by our classes of products and services for the first quarters of 2007 and 2006:

Table 5

	Three Months Ended March 31,
	2007		2006
		%		%
	Amount	Revenue	Amount	Revenue
	(Dollars in thousands)

Products	$14,495	50.7%	$11,242	46.4%
Services	1,408	16.8	2,363	25.2

Total	$15,903	43.1%	$13,605	40.4%

Products gross profit for the first quarter of 2007 increased by $3.3 million or 28.9% to $14.5 million from $11.2 million for the 2006 quarter. This increase was primarily due to higher volumes and change in price/mix.

Gross profit for services for the first quarter of 2007 declined by $1.0 million or 40.4% to $1.4 million from $2.4 million for the 2006 quarter. The decrease was primarily related to lower installation and training revenue recognized during the first quarter of 2007 resulting in a lower absorption of fixed costs.

Gross profit margin increased to 43.1% at March 31, 2007 from 40.4% at March 31, 2006. The margin improvement resulted from a different product mix with higher margins associated with the units sold and a $0.4 million favorable foreign currency translation effect.

Operating Expenses

As shown in Table 6, total operating expenses increased by $3.0 million or 20.2% to $18.0 million in the first quarter of 2007 from $15.0 million in the first quarter of 2006. The increase in the first quarter of 2007 was primarily due to $4.8 million higher selling, general and administrative expenses discussed below and $0.3 million foreign currency translation effect partially offset by:

•	The absence in the first quarter of 2007 of $1.6 million of restructuring costs that we incurred in the first quarter of 2006 primarily for personnel, relocation and recruiting costs in connection with our relocation to Rock Hill, South Carolina; and

•	$0.2 million of lower research and development expenses, which are discussed in greater detail below.

Table 6

	Three Months Ended March 31,
	2007		2006
		%		%
	Amount	Revenue	Amount	Revenue
	(Dollars in thousands)

Selling, general and administrative expenses	$14,892	40.3%	$10,057	29.9%
Research and development expenses	3.087	8.4	3,257	9.6
Restructuring costs	—	—	1,638	4.9

Total	$17,979	48.7%	$14,952	44.4%

Selling, general and administrative expenses

Selling, general and administrative expenses increased $4.8 million to $14.9 million in the first quarter of 2007 compared to $10.1 million in the first quarter of 2006. The increase was due primarily to $2.3 million of costs associated with our restatement and 2006 year end audit, $1.0 million of severance and stock-based compensation expense primarily related to the separation of our former Chief Financial Officer, $0.3 million of additional depreciation expense on the Rock Hill facility and $0.1 million of amortization expense related to the ERP system.

Research and development expenses

While research and development expenses declined 5.2% to $3.1 million in the first quarter of 2007 from $3.3 million in the first quarter of 2006, we are continuing to work on selected new product developments and we expect to incur approximately $12.0 million to $13.0 million of research and development expenses in 2007.

Restructuring costs

For the three months ended March 31, 2007, there were no additional restructuring costs. For the three months ended March 31, 2006, we incurred $1.6 million of restructuring costs primarily for personnel, relocation and recruiting costs in connection with the Company’s relocation to Rock Hill, South Carolina.

Loss from operations

For the first quarter of 2007, we reported a $2.1 million loss from operations. Higher consolidated revenue and gross profit in 2007 was offset by increased operating expenses related to restatement costs. Loss from operations was $1.3 million during the first quarter 2006 and included $1.6 million of restructuring costs.

The following table sets forth operating income (loss) from operations by geographic area:

Table 7

	Three Months Ended
	March 31,
	2007	2006
	(Dollars in thousands)

Income (loss) from operations:
United States	$(2,799)	$(536)
Germany	376	449
Other Europe	1,164	(1,356)
Asia	(284)	484

Subtotal	(1,543)	(959)
Inter-segment elimination	(533)	(388)

Total	$(2,076)	$(1,347)

For the three months ended March 31, 2007, the U.S. operations loss increased $2.3 million to $2.8 million. This was caused by both a decrease in revenue of $2.2 million and increased selling, general and administrative costs of $4.3 million, partially offset by $1.6 million of restructuring costs incurred in 2006 that were not present in 2007. Our European operations improved income from operations by $2.5 million as a result of increased revenue and gross profit margin as a result of favorable transfer pricing and the positive effect of foreign currency translation.

Interest and other expense, net

Interest and other expense, net, which consisted primarily of interest expense partially offset by interest income, was $0.7 million in the first quarter of 2007 compared with $0.2 million for the first quarter of 2006. The increase was primarily related to higher interest expense on our borrowings under the Silicon Valley Bank credit facility and capital leases partially offset by a reduction of interest expense on our outstanding 6% convertible subordinated debentures due to conversion of certain of those debentures.

Provision for income taxes

The provision for income taxes for the first quarter of 2007 was $0.4 million compared to a nominal amount for the first quarter of 2006. The increase related to an adjustment to our non-U.S. tax provision.

Net loss and net loss available to common stockholders

Net loss of $3.1 million includes $2.1 million of loss from operations, $0.6 million of interest and other expense and $0.4 million for income taxes in the first quarter of 2007. For the three months ended March 31, 2006, net loss was $1.5 million.

Net loss available to common stockholders for the first quarter of 2007 was $3.1 million. On a per share basis, basic and diluted net loss per share available to the common stockholders in the first quarter of 2007 was $0.16. For the three months ended March 31, 2007, all shares of Common Stock issuable upon the exercise of outstanding stock options and upon the conversion of outstanding 6% convertible subordinated debentures were excluded from the calculation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive, that is, they would have reduced net loss per share.

Net loss available to common stockholders for the first quarter of 2006 was $1.9 million after giving effect to accrued dividends and accretion of preferred stock issuance costs totaling $0.4 million with respect to the then outstanding Series B Convertible Preferred Stock. On a per share basis, basic and diluted net loss per share available to the common stockholders in the first quarter of 2006 was $0.13.

Liquidity and Capital Resources

Our principal source of liquidity during the first quarter 2007 was cash and cash equivalents. Our unrestricted cash and cash equivalents declined to $7.0 million at March 31, 2007 from $14.3 million at December 31, 2006 which was primarily attributable to $8.2 million of borrowings under the Silicon Valley Bank credit facility discussed below. See “Cash flow” and “Outstanding debt and capitalized lease obligations” below.

Working capital

Our net working capital decreased $1.4 million to $15.9 million at March 31, 2007 from $17.3 million at December 31, 2006. Table 8 provides a summary of the net change between quarters.

Table 8

Increase/
(Decrease)
(Dollars in thousands)

Current assets
Cash and cash equivalents	$(7,324)
Accounts receivable, net of allowances	(6,452)
Inventories, net of reserve	4,652
Prepaid expenses and other current assets	(990)
Deferred income tax assets	(303)

Total current assets	(10,417)

Current liabilities
Industrial development bonds related to assets held for sale	(110)
Current portion of capitalized lease obligations	3
Accounts payable	(6,308)
Accrued liabilities	(554)
Customer deposits	(4,026)
Deferred revenue	1,994

Total current liabilities	(9,001)

Change in working capital	$(1,416)

We ended the first quarter of 2007 with $7.0 million of unrestricted cash and cash equivalents, which primarily reflected drawings under our credit facility that comes due at the beginning of July. We expect to repay or refinance those borrowings when they become due out of available cash, the renewal or replacement of that credit facility or other sources of financing. No assurance can be given that we will meet this expectation. Borrowings under our credit facility were $8.2 million at March 31, 2007 and December 31, 2006. See Note 8 in the Condensed Consolidated Financial Statements.

Components of inventories were as follows:

Table 9

	March 31,	December 31,
	2007	2006
	(Dollars in thousands)

Raw materials	$1,138	$531
Inventory held by assemblers	704	1,048
Finished goods	28,924	24,535

	$30,766	$26,114

Inventories increased $4.7 million to $30.8 million at March 31, 2007 from $26.1 million at December 31, 2006. The $4.7 million increase in inventories at March 31, 2007 resulted from:

•	Finished goods inventory increased $4.4 million from December 31, 2006 as a result of an increase in machines and parts and materials;

•	Raw materials increased $0.6 million to $1.1 million from December 31, 2006 due to acquisition of materials prior to an anticipated shortage from our suppliers; and

•	Inventory held by assemblers declined $0.3 million to $0.7 million from December 31, 2006 and included a decline of SFAS No. 49 inventory discussed below to support the supply changes with certain of our outsource suppliers.

In connection with our outsourcing activities with our third-party assemblers, we sell to them components from time to time of our raw materials inventory related to systems that they assemble. We record those sales in our financial statements as a product financing arrangement under SFAS No. 49, “Accounting for Product Financing Arrangements.” At March 31, 2007, we held in our inventory pursuant to SFAS No. 49 $0.7 million of inventory sold to assemblers compared to $1.0 million at December 31, 2006, and we had a corresponding accrued liability representing our non-contractual obligation to repurchase assembled systems and refurbished parts produced from such inventory. See Notes 2 and 6 to the Condensed Consolidated Financial Statements.

With the outsourcing of substantially all of our equipment assembly and refurbishment activities, the majority of our inventory now consists of finished goods, including primarily systems, materials and service parts, as our third-party assemblers have taken over supply-chain responsibility for the assembly and refurbishment of systems. As a result, we generally no longer hold in inventory most parts for systems production or refurbishment. In calculating inventory reserves, we direct our attention to spare parts that we hold in inventory and that we expect to be used over the expected life cycles of the related systems, to inventory related to the blending of our engineered materials and composites and to our ability to sell items that are recorded in finished goods inventory, a large portion of which are new systems. We maintained $2.7 million of inventory reserves at March 31, 2007 and $2.4 million of such reserves at December 31, 2006. The increase was due to additional reserves provided for certain product lines nearing the end of their life cycle.

Receivables decreased $6.4 million to $28.1 million at March 31, 2007 from $34.5 million at December 31, 2006. The decline was primarily attributable to lower sales in the first quarter of 2007 compared to the fourth quarter of 2006. Days sales outstanding decreased to 68 days at March 31, 2007 from 74 days at December 31, 2006. Accounts receivable more than 90 days past due were 14.4% of receivables at March 31, 2007 compared to 9.9% of receivables at December 31, 2006. While our gross receivables declined from December 31, 2006 to March 31, 2007, the past due accounts remained relatively unchanged causing that 4.5% increase. We reduced our allowance for doubtful accounts to $2.3 million as of March 31, 2007 from $2.4 million as of December 31, 2006 to reflect the change in accounts receivable balance and credits issued to customers.

The components of prepaid expenses and other current assets were:

Table 10

	March 31,	December 31,
	2007	2006
	(Dollars in thousands)

Value added tax (“VAT”) and sales tax refunds	$2,518	$393
Progress payments to assemblers	728	698
Non-trade receivables	839	2,429
Other	1,193	2,748

Total	$5,278	$6,268

Our prepaid expenses and other current assets declined by $1.0 million to $5.3 million at March 31, 2007 from $6.3 million at December 31, 2006. The non-trade receivables shown in Table 10, the inventory held by assemblers shown in Table 9 and a related accrued liability in an amount that corresponds to the book value of inventory held by assemblers included in accrued liabilities on our Condensed Consolidated Balance Sheet relate to the accounting for our outsourcing arrangements pursuant to SFAS No. 49. The non-trade receivables shown in Table 10 declined by $1.6 million from December 31, 2006 to $0.8 million at March 31, 2007 as a result of a reduction in semi-finished systems and parts that our third-party assemblers purchased from us to complete the assembly of systems for which we had not received payment from them at period end. VAT and sales tax refunds increased $2.1 million to $2.5 million at March 31, 2007. The increase is due primarily to an increase in VAT for which we expect to receive payment in the periods after March 31, 2007.

Accounts payable declined by $6.3 million to $20.5 million at March 31, 2007 from $26.8 million at December 31, 2006 reflecting payments to assemblers for finished goods received as of December 31, 2006.

Deferred revenue increased by $2.0 million to $13.5 million at March 31, 2007 from $11.5 million at December 31, 2006 primarily due to an increase in maintenance contracts, installation, training and warranty revenue from first quarter 2007 shipments.

Customer deposits decreased by $4.0 million as we recognized certain deposits at year end as revenue in the first quarter of 2007.

Deferred income tax assets decreased by $0.3 million in connection with our adoption of FASB Interpretation No. 48, (“FIN 48”), “Accounting for Uncertainty in Income Taxes (an interpretation of SFAS No. 109)”. See Note 13 in the Condensed Consolidated Financial Statements.

Accrued liabilities decreased by $0.6 million due to the payment of year end accruals.

Other components of working capital that did not result in a significant change from December 31, 2006 to March 31, 2007 included $0.2 million in current installments of capitalized lease obligations, $1.2 million of restricted cash and $3.5 million in assets held for sale related to our Grand Junction facility. As discussed elsewhere in this Form 10-Q, we closed the Grand Junction facility late in April 2006 and subsequently listed it for sale, with $3.5 million of net assets related to that facility recorded on our Condensed Consolidated Balance Sheet as assets held for sale. Also, at March 31, 2007 and December 31, 2006 we have reflected $3.4 million and $3.5 million, respectively as a current liability consisting of the outstanding principal amount of the industrial development bonds that financed that facility in anticipation of the sale of the facility. See Notes 7 and 8 to the Condensed Consolidated Financial Statements.

The changes in the first quarter of 2007 that comprise the other components of working capital not discussed above arose in the ordinary course of business. Differences not discussed above between the amounts of working capital item changes in the cash flow statement and the amounts of balance sheet changes for those items are primarily the result of foreign currency translation adjustments.

Cash flow

Table 11 summarizes the cash provided by or used in operating activities, investing activities and financing activities, as well as the effect of changes in foreign currency exchange rates on cash, for the first three months of 2007 and 2006.

Table 11

	Three Months Ended March 31,
	2007	2006
	(Dollars in thousands)

Cash (used in) provided by operating activities	$(7,102)	$2,420
Cash used in investing activities	(462)	(1,723)
Cash (used in) provided by financing activities	(3)	1,585
Effect of exchange rate changes on cash	243	4

Net (decrease) increase in cash and cash equivalents	$(7,324)	$2,286

Cash flow from operations

For the three month period ended March 31, 2007, we used $7.1 million of net cash for operating activities. This use of cash consisted of a net loss of $3.1 million and a change in operating accounts of $7.4 million that resulted in a negative operating cash flow of $10.5 million. Partially offsetting this amount was $3.4 million of non-cash items in net loss.

Changes in operating accounts that resulted in a use of cash included the following:

•	a decrease in accounts payable of $6.3 million;

•	an increase in inventories of $5.7 million;

•	a decrease in customer deposits of $4.2 million; and

•	a decrease in accrued liabilities of $1.1 million.

Changes in operating accounts that resulted in a source of cash included the following:

•	a decrease in receivables of $6.6 million;

•	an increase in deferred revenues of $1.9 million; and

•	a decrease in prepaid expenses and other current assets of $1.0 million.

For the three month period ended March 31, 2006, our operations provided $2.4 million of net cash from operating activities and consisted of a $1.5 million net loss which was more than offset by $2.0 million of changes in operating accounts and $1.9 million of non-cash items.

Changes in operating accounts that resulted in a use of cash included the following:

•	an increase in inventories of $1.9 million;

•	a decrease in customer deposits of $0.6 million; and

•	a decrease in accrued liabilities of $0.5 million.

Changes in operating accounts that resulted in a source of cash included the following:

•	a decrease in receivables of $3.7 million;

•	an increase in accounts payable of $0.8 million; and

•	an increase in deferred revenue of $0.3 million.

Cash used in investing activities

We used $0.5 million of net cash for investing activities in the first three months of 2007 compared to $1.7 million in the first three months of 2006. Cash used for these purposes in the first quarter of 2006 included $1.6 million of capital expenditures primarily related to our new ERP system and the Rock Hill, South Carolina facility. In the first quarter of 2007, capital expenditures were $0.1 million reflecting the substantial completion of the capital projects associated with the ERP system and Rock Hill, South Carolina facility. We expect our capital expenditures in 2007 to be in the range of $1.5 million to $3.0 million.

Cash provided by financing activities

Net cash used in financing activities was nominal in the first three months of 2007 compared to $1.6 million provided by financing activities in the first three months of 2006. Such cash in the 2007 quarter included proceeds from stock option exercises, which was offset by repayments of long-term debt. Net cash from financing activities in the first quarter of 2006 included $1.7 million of proceeds from the exercise of stock options and was reduced by $0.1 million related to the payment of long-term debt. The reduction in cash provided by the exercise of stock options and from the issuance of restricted stock is a trend which we expect to continue due to our discontinuation of granting stock options in 2004 and the lower number of stock options currently outstanding.

Outstanding debt and capitalized lease obligations

Our outstanding debt and capitalized lease obligations at March 31, 2007 and December 31, 2006 were as follows:

Table 12

	March 31,	December 31,
	2007	2006
	(Dollars in thousands)

Silicon Valley Bank credit agreement	$8,200	$8,200

Industrial development bonds related to assets held for sale	3,435	3,545

Capital lease obligations:
Current portion of capitalized lease obligation	171	168
Capitalized lease obligation, less current portion	8,800	8,844

Total	8,971	9,012

6% convertible subordinated debentures	14,845	15,354

Total current portion of debt and capitalized lease obligations	11,806	11,913
Total long-term portion of debt and capitalized lease obligations	23,645	24,198

Total debt and capitalized lease obligations	$35,451	$36,111

At March 31, 2007, total debt and capitalized lease obligations decreased to $35.5 million from $36.1 million at December 31, 2006 primarily due to the conversion of $0.5 million of 6% convertible subordinated debentures into Common Stock during the first quarter of 2007. Our fixed-rate debt and capitalized lease obligations were $23.8 million at March 31, 2007 and $24.4 million at December 31, 2006.

As mentioned above, we had $8.2 million of borrowings under the Silicon Valley Bank credit facility at March 31, 2007 and December 31, 2006. That credit facility is currently scheduled to expire on July 1, 2007, at which time these borrowings will become due and payable. On or before that date, we plan either (a) to pay off these outstanding borrowings from available cash, (b) to replace this credit facility with a similar credit facility or (c) to obtain alternative financing. There can be no assurance that we will be able to do so.

During 2006, we recorded the remaining $3.5 million of principal payments outstanding under the industrial development bonds in current liabilities due to our plans to sell the Grand Junction facility. We intend to repay these bonds when the sale is completed.

The capitalized lease obligations represent two lease agreements that we entered into during 2006 that relate to the Rock Hill facility and a furniture and fixture lease. The carrying value of the headquarters facility lease and the furniture and fixture lease at March 31, 2007 was $8.5 million and $0.5 million, respectively. See Note 9 in the Condensed Consolidated Financial Statements.

No principal payments are required to be made under our 6% convertible subordinated debentures until their maturity in November 2013.

Silicon Valley Bank loan and security agreement

We maintain a loan and security agreement with Silicon Valley Bank (the “Bank”) that is scheduled to expire on July 1, 2007. This credit facility provides that we and certain of our subsidiaries may borrow up to $15 million of revolving loans, subject to a borrowing base tied to our accounts receivable, and includes sublimits for letters of credit and foreign exchange facilities. The credit facility is secured by a first lien in favor of the Bank on certain of our assets, including domestic accounts receivable, inventory and certain fixed assets.

Interest accrues on outstanding borrowings at either the Bank’s prime rate in effect from time to time or at a LIBOR rate plus a borrowing margin of 100 basis points for prime rate loans and 325 basis points for LIBOR rate loans. Prior to April 26, 2007, lower borrowing margins applied. We are obligated to pay, on a quarterly basis, a commitment fee equal to 0.375% per annum of the unused amount of the credit facility.

The credit facility, as amended, imposes certain limitations on our activities, including limitations on the incurrence of debt and other liens, limitations on the disposition of assets, limitations on the making of certain investments and limitations on the payment of dividends on our Common Stock. The facility also requires that we comply with certain financial covenants, including (a) commencing as of January 1, 2007 and continuing through July 1, 2007 a modified quick ratio (as defined in the credit facility) of at least 0.70 to 1.00 and, as of December 31, 2006 and for prior periods, a modified quick ratio (as defined in the credit facility) of at least 0.80 to 1.00 and (b) a ratio of total liabilities less subordinated debt to tangible net worth (as each such term is defined in the credit facility) of not more than 2.00 to 1.00 as of December 31, 2006 and at the end of each calendar quarter thereafter. The credit facility also requires that we maintain a modified minimum EBITDA (as defined in the credit facility) of not less than $3.0 million, $1.0 million and $2.5 million for the calendar quarters ending December 31, 2006, March 31, 2007 and June 30, 2007, respectively. For each twelve month period on and after September 30, 2007, the minimum EBITDA is $15.0 million.

At March 31, 2007 and December 31, 2006, we had $8.2 million of revolving borrowings outstanding under this credit facility, which are to be repaid at or prior to the expiration of the facility on July 1, 2007. At March 31, 2007 and December 31, 2006, respectively, we had $0.8 million and $0.5 million of foreign exchange forward contracts outstanding with the Bank.

Effective April 26, 2007, the Bank agreed to waive our non-compliance with the financial covenants set forth in the credit agreement for the period ended December 31, 2006 in consideration of our $20,000 non-refundable waiver fee. On May 29, 2007, the Bank agreed to waive our non-compliance with the financial covenants set forth in the credit facility for the period ended March 31, 2007 in consideration of payment of a $7,500 non-refundable waiver fee.

Industrial development bonds

Our Grand Junction, Colorado facility was financed by industrial development bonds in the original aggregate principal amount of $4.9 million. At March 31, 2007 and December 31, 2006, the outstanding principal amount of these bonds was $3.4 million and $3.5 million, respectively. Interest on the bonds accrues at a variable rate of interest and is payable monthly. The interest rate at March 31, 2007 and December 31, 2006 was 3.75% and 4.01%, respectively. Principal payments are due in semi-annual installments through

August 2016. We reclassified this indebtedness to current indebtedness in 2006 in anticipation of the sale of the Grand Junction facility. We have made all scheduled payments of principal and interest on these bonds. The bonds are collateralized by, among other things, a first mortgage on the facility, a security interest in certain equipment and an irrevocable letter of credit issued by Wells Fargo Bank, N.A. (“Wells Fargo”) pursuant to the terms of a reimbursement agreement between us and Wells Fargo. We are required to pay an annual letter of credit fee equal to 1% of the stated amount of the letter of credit.

This letter of credit is in turn collateralized by $1.2 million of restricted cash that Wells Fargo holds, which we have reclassified as a short-term asset during 2006 in anticipation of our sale of the Grand Junction facility. Wells Fargo has a security interest in that restricted cash as partial security for the performance of our obligations under the reimbursement agreement. We have the right, which we have not exercised, to substitute a standby letter of credit issued by a bank acceptable to Wells Fargo as collateral in place of the funds held by Wells Fargo.

The reimbursement agreement, as amended, contains financial covenants that require, among other things, that we maintain a minimum tangible net worth (as defined in the reimbursement agreement) of $23.0 million plus 50% of net income from July 1, 2001 forward and a fixed-charge coverage ratio (as defined in the reimbursement agreement) of no less than 1.25 to 1.00. We are required to demonstrate our compliance with these financial covenants as of the end of each calendar quarter. On April 24, 2007, Wells Fargo agreed to waive our non-compliance with the fixed-charge coverage ratio for the period ended December 31, 2006 and for each subsequent quarterly period ending on or before June 30, 2007.

6% convertible subordinated debentures

The 6% convertible subordinated debentures bear interest at the rate of 6% per year payable semi-annually in arrears in cash on May 31 and November 30 of each year. They are convertible into shares of Common Stock at the option of the holders at any time prior to maturity at $10.18 per share, subject to anti-dilution adjustments.

For the three months ended March 31, 2007, $0.5 million aggregate principal amount of these debentures were converted by their holders into 50,000 shares of Common Stock. At March 31, 2007, $14.8 million aggregate principal amount of these debentures remained outstanding, convertible into an aggregate 1,458,251 shares of Common Stock. At December 31, 2006, $15.4 million aggregate principal amount of these debentures remained outstanding, convertible into an aggregate 1,508,251 shares of Common Stock.

We have the right to redeem these debentures, in whole or in part at any time, at a price equal to 100% of the then outstanding principal amount of the debentures being redeemed, together with all accrued and unpaid interest and other amounts due in respect of the debentures. If we undergo a change in control (as defined in the debenture purchase agreements), the holders may require us to redeem the debentures at 100% of their then outstanding principal amount, together with all accrued and unpaid interest and other amounts due in respect of the debentures.

The debentures are subordinated in right of payment to senior indebtedness (as defined in the debenture purchase agreements).

Financial instruments

We conduct business in various countries using both the functional currencies of those countries and other currencies to effect cross border transactions. As a result, we are subject to the risk that fluctuations in foreign exchange rates between the dates that those transactions are entered into and their respective settlement dates will result in a foreign exchange gain or loss. When practicable, we endeavor to match assets and liabilities in the same currency on our balance sheet and those of our subsidiaries in order to reduce these risks. We also, when we consider it to be appropriate, enter into foreign currency contracts to hedge exposures arising from those transactions. We have not adopted hedge accounting under SFAS No. 133, “Accounting for Derivatives and Hedging Activities,” as amended by SFAS No. 137 and SFAS No. 138, and all gains and losses (realized or unrealized) are recognized in cost of sales in the Condensed Consolidated Statements of Operations.

At March 31, 2007, these contracts related primarily to inventory purchases from third parties. The notional amount of these contracts at March 31, 2007 aggregated CHF 4.6 million (equivalent to $3.8 million at the settlement date). The fair value of these contracts at March 31, 2007 was $3.8 million.

At December 31, 2006, these contracts related primarily to purchases of inventory from third parties and intercompany purchase obligations of our subsidiaries. The notional amount of these contracts at the settlement date was $3.0 million. The notional amount of the contracts related to purchases aggregated CHF 0.6 million (equivalent to $0.5 million at the settlement date.) The respective notional amounts of the contracts related to intercompany purchase obligations at December 31, 2006 aggregated €1.5 million (equivalent to $1.9 million at the settlement date) and £0.3 million (equivalent to $0.6 million at the settlement date). The fair value of these contracts at December 31, 2006 was $3.1 million.

The dollar equivalent of the foreign currency contracts and their related fair values as of March 31, 2007 and December 31, 2006 were as follows:

Table 13

	Foreign Currency		Foreign Currency
	Purchase Contracts		Sales Contracts
	March 31,	December 31,	March 31,	December 31,
	2007	2006	2007	2006
	(Dollars in thousands)

Notional amount	$3,761	$536	—	$2,487
Fair value	3,770	526	—	2,595

Net unrealized gain (loss)	$9	$(10)	—	$(108)

The net fair value of all foreign exchange contracts at March 31, 2007 and December 31, 2006 reflected unrealized gains (losses) of less than $0.1 million and $(0.1) million, respectively. These foreign currency contracts expire at various times between April 4, 2007 and May 9, 2007.

Changes in the fair value of derivatives are recorded in cost of sales in the Consolidated Statements of Operations. Depending on their fair value at the end of the reporting period, derivatives are recorded either in prepaid and other current assets or in accrued liabilities in the Consolidated Balance Sheets.

The total impact of foreign-currency derivatives on the Condensed Consolidated Statements of Operations at March 31, 2007 and 2006 was a gain of less than $0.1 million and $0.1 million, respectively.

Series B convertible preferred stock

On June 8, 2006, all of our then outstanding Series B Convertible Preferred Stock was converted by its holders into 2,639,772 shares of Common Stock, including 23,256 shares of Common Stock covering accrued and unpaid dividends to June 8, 2006. During the three months ended March 31, 2006, we recognized $0.4 million of dividend cost. No dividend cost was incurred in the 2007 period.

Stockholders’ equity

Stockholders’ equity decreased $2.6 million to $67.1 million at March 31, 2007 from $69.7 million at December 31, 2006. This decrease was primarily attributable to the $3.1 million net loss reported in the first quarter of 2007 and a $1.2 million increase to accumulated deficit in earnings in connection with the adoption of FIN 48, partially offset by adjustments to additional paid-in-capital for $0.2 million of net proceeds of stock option exercises; $1.0 million of stock compensation expense recorded in stockholders’ equity in accordance with SFAS No. 123(R); and $0.5 million due to the conversion of the 6% convertible subordinated debentures.

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

In addition to statements that explicitly describe such risks and uncertainties, readers are urged to consider statements in future or conditional tenses or that include terms such as “believes,” “belief,” “expects,” “intends,” “anticipates” or “plans” to be uncertain and forward-looking. Forward-looking statements may include comments as to our beliefs and expectations as to future events and trends affecting our business. Forward-looking statements are based upon management’s current expectations concerning future events and trends and are necessarily subject to uncertainties, many of which are outside of our control. The factors stated under the heading “Cautionary Statements and Risk Factors” set forth below and those described in our other SEC reports, including our Form 10-K for the year ended December 31, 2006, as well as other factors, could cause actual results to differ materially from those reflected or predicted in forward-looking statements.

Any forward-looking statements are based on management’s beliefs and assumptions, using information currently available to us. We assume no obligation, and do not intend, to update these forward-looking statements.

If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from those reflected in or suggested by forward-looking statements. Any forward-looking statement you read in this Quarterly Report on Form 10-Q reflects our current views with respect to future events and is subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity. All subsequent written and oral forward-looking statements attributable to us or individuals acting on our behalf are expressly qualified in their entirety by this paragraph. You should specifically consider the factors identified or referred to in this Form 10-Q and our other SEC reports, including our Annual Report on Form 10-K for the year ended December 31, 2006, which would cause actual results to differ from those referred to in forward-looking statements.

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

These risks include and relate to:

•	our ability to identify and remedy all material errors in our financial statements and the related costs associated with identifying and remedying such errors;

•	the risk that our Common Stock will be delisted from the Nasdaq Stock Market as a result of our failure to file this Quarterly Report on Form 10-Q or other periodic filings required to be filed with the SEC on a timely basis;

•	our ability to successfully consolidate operations from several locations into our new worldwide headquarters in Rock Hill, South Carolina and to achieve the cost-savings expected from such relocation and consolidation;

•	changes in the value of foreign currencies against the U.S. dollar;

•	our ability to successfully transition to, implement and operate our new world-wide ERP system;

•	the transition of all of our inventory management and distribution functions to a new third-party service provider and the risk that this third-party provider may not perform in a satisfactory manner;

•	the impact of material weaknesses in our internal control over financial reporting, which negatively impacts our ability to report our results of operations and financial condition accurately and in a timely manner;

•	the outcome of litigation or other proceedings to which we are a party;

•	changes in energy-related expenses;

•	our ability to successfully centralize and transition to a new shared service center for most administrative functions for all of our European subsidiaries;

•	the effect new pronouncements by accounting authorities may have on operational, financial and reporting aspects of our Company;

•	our success in entering new market places and acquiring and integrating new businesses;

•	the impact of the mix of products on our gross profit margin, which could cause fluctuations in our net income or loss;

•	our potential involvement in product liability claims and litigation;

•	competitive factors;

•	our ability to develop and commercialize successful new products;

•	our dependence upon a single or limited number of suppliers for components and sub-assemblies;

•	our dependence upon our suppliers generally;

•	our ability to complete a successful transition of our remaining supply chain and equipment refurbishment activities to our third-party equipment assemblers and others;

•	variations in our operating results from quarter to quarter;

•	fluctuations in our operating results;

•	dilution of ownership and negative impact in the market price of our Common Stock due to the exercise of our outstanding stock options or the conversion of our 6% convertible subordinated debentures;

•	economic, political, business and market conditions in the geographic areas in which we conduct business;

•	the low daily trading volume of our Common Stock and the volatility of our stock price;

•	our debt level;

•	our access to financing and other sources of capital and our ability to generate cash flow from operations;

•	laws that inhibit takeovers;

•	our ability to issue preferred stock;

•	the potential impairment of certain intangible assets, which could adversely impact our future earnings and stock price as well as our ability to obtain financing;

•	changes in domestic or foreign laws, rules or regulations, or governmental or agency actions;

•	factors affecting the customers, industries and markets that use our materials and services;

•	production capacity;

•	the availability and pricing of raw materials;

•	the costs from our business outside the U.S. may increase or our revenue from such operations may decrease, which could have a significant impact on our overall results of operations and financial condition;

•	our success with new distribution agreements with suppliers of materials and other products;

•	changes in interest rates, credit availability or credit stature;

•	our ability to hire, develop and retain talented employees worldwide;

•	our compliance with financial covenants in financing documents;

•	the magnitude and timing of our capital expenditures;

•	our ability to forecast our sales of systems and to manage our inventory efficiently;

•	changes in our relationships with customers and suppliers; and

•	acts and effects of war or terrorism.

For a more detailed discussion of such risks and uncertainties, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Cautionary Statements and Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, and the risk factors noted in our other SEC filings.

Except as required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For a discussion of market risks at December 31, 2006, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2006. During the first quarter of 2007, there were no material changes or developments that would materially alter the market risk assessment performed as of December 31, 2006, except as discussed in the Liquidity and Capital Resources Section under Financial Instruments.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act.”) pursuant to Rules 13a-15 and 15d-15 under the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

As a result of our evaluation of our disclosure controls and procedures and the identification of material weaknesses identified in our Annual Report on Form 10-K for the year ended December 31, 2006, which weaknesses had not been fully remedied at March 31, 2007, we determined that our disclosure controls and procedures were not effective as of March 31, 2007. Based on a number of factors, including performance of extensive manual procedures to help ensure the proper collection, evaluation, and disclosure of the information included in the consolidated financial statements, management has concluded that the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP and that they are free of material errors.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2006 based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

As a result of the material weaknesses described below, our management concluded that as of December 31, 2006 we did not maintain effective internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework issued by COSO.

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

As of March 31, 2007, the following material weaknesses in our internal control over financial reporting, which we have previously identified and disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006, had not been fully remedied and continued to exist:

1. We did not maintain a timely and accurate period-end financial statement closing process or effective procedures for reconciling and compiling our financial records in a timely fashion.

With respect to these procedures, we determined that this material weakness primarily arose as a result of the following contributing factors:

•	Inexperience and lack of training of personnel with respect to the closing procedures required under our new ERP system that became operational in May 2006;

•	Unfamiliarity of employees with the reports generated by our new ERP system such that their utility in compiling and reconciling financial data was not fully recognized in connection with our period-end closing process;

•	The combination of the launch of our new ERP system, addressing problems with supply chain and order processing and fulfillment activities, and conflicting demands on our employees’ time;

•	Human errors in entering, completing and correcting product and vendor data in our ERP system; and

•	Difficulties in consolidating European financial information in the U.S. consolidation process.

2. We did not effectively process and safeguard inventory.

With respect to inventory accounting, we determined that this material weakness resulted from the following fundamental sources:

•	Insufficient planning and execution of the conversion from our legacy systems to our new ERP system;

•	Errors or corruption in the data migrated from our legacy accounting systems to our new ERP system;

•	Data that was missing from, and errors in inputting data into, our new ERP system; and

•	Significant operational difficulties that we encountered in taking, processing and filling orders on our new ERP system during the second quarter of 2006 both directly and through certain of our third-party suppliers to end users, including a logistics and warehousing firm that we employed beginning in the second quarter of 2006.

3. We did not effectively invoice customers, process accounts receivable or apply customer payments.

With respect to these matters, we determined that this material weakness primarily resulted from three fundamental sources:

•	We experienced errors in the invoicing and recording of customer billings, in the application of customer payments and in the reconciliation of customer accounts. These matters required us to issue and record credit memoranda for the benefit of customers for product returns, pricing adjustments, changes to service contracts, freight-related matters and other similar matters that contributed to the need to restate our financial statements for the first and second quarters of 2006 and for the years ended December 31, 2005 and 2004. We also identified cash that we had received but which had not been applied to customer accounts or the related accounts receivable.

•	Some customer contracts were not fully integrated and reflected in our new ERP system.

•	Certain tax-exempt customers were charged sales tax in error, and certain customers were inadvertently not billed for sales tax on their purchases.

4. We did not effectively monitor our accounting function and our oversight of financial controls.

With respect to our failure to effectively monitor our accounting function and our oversight of financial controls, we determined that the material weakness relating to this matter primarily arose as a result of the following contributing factors:

•	The combination of our relocation to Rock Hill, South Carolina, changes in accounting personnel and the difficulties that we encountered in implementing our new ERP system;

•	The loss of certain experienced accounting and other personnel who did not relocate to Rock Hill;

•	Inexperience and lack of training of newly hired personnel, particularly in Rock Hill, with respect to our existing system of internal controls and the closing procedures required under our new ERP system;

•	Unfamiliarity of employees with the reports generated by our new ERP system such that their utility in compiling and reconciling financial data was not fully recognized in connection with our period-end closing process;

•	The combination of the launch of our new ERP system, addressing problems with supply chain and order processing and fulfillment activities, and conflicting demands on our employees’ time;

•	Human errors in entering, completing and correcting product and vendor data in our ERP system; and

•	Contrary to our policies and procedures, a lack of consistent and effective review and supervision of account reconciliations and data entries at various levels of our accounting organization to confirm, analyze and reconcile account balances that adversely affected our financial reporting and disclosure controls.

At December 31, 2006, we determined, pending the replacement of such personnel, that this material weakness also included the pending loss of and the need to replace financial personnel, including local controllers, of certain of our non-U.S. subsidiaries.

5. We did not maintain a timely process for determining certain non-U.S. income tax provisions. We determined that this material weakness arose from the following contributing factors:

•	A failure to obtain advice from tax professionals in each jurisdiction for which a non-U.S. income tax provision needed to be calculated who possess necessary knowledge of applicable income tax rules and of GAAP related to such tax matters;

•	Insufficient documentation included in the work papers that we maintained with respect to our Consolidated Financial Statements relating to non-U.S. deferred income taxes and related valuation allowances reported in those financial statements;

•	A lack of reconciliation of components of foreign-source income and related adjustments in the calculation of our worldwide income tax provision; and

•	The absence of written control procedures reflecting our existing procedures to ensure that reasonable estimates of our non-U.S. income tax provisions are timely made in connection with the preparation of our Consolidated Financial Statements.

To remediate this issue, we have engaged a third-party accounting firm that assisted us in completing our income tax provision and related disclosures in our Consolidated Financial Statements for the three months ended March 31, 2007 and the fiscal year ended December 31, 2006, and we plan to take the following additional remedial actions:

•	Conduct a survey to determine the non-U.S. income tax provision requirements for each country in which we have operations;

•	Train local employees on their respective country’s income tax provision requirements;

•	Hire or retain in each applicable jurisdiction persons with the knowledge that is necessary to calculate correctly or advise on the correct calculation of the relevant tax provisions;

•	Formalize in written procedures our policies related to the calculation of our non-U.S. income tax provisions; and

•	Either hire a corporate tax director or retain outside advisers knowledgeable in U.S. and non-U.S. income tax provision requirements to assist us in correctly and timely calculating these tax provisions.

6. We did not adequately control access to the databases in our new ERP system. We found that, as a result of the design of access to the system, numerous employees had access to multiple databases in our new ERP system. Notwithstanding the foregoing, no evidence has been found of improper manipulation or fraud. We determined that this material weakness primarily arose as a result of the following contributing factors:

•	The combination of our relocation to Rock Hill, South Carolina, changes in the accounting personnel, and the difficulties we encountered in implementing our new ERP system;

•	An inherent programming design issue in the setup of our new ERP system’s data access rules; and

•	Our new ERP system’s access rights to certain databases, which automatically program additional access rights to several databases.

To remediate this issue, we plan to do the following:

•	Conduct a review of the our new ERP system’s database access controls;

•	Direct our information technology organization to determine the feasibility of implementing targeted access to the various data applications in our new ERP system;

•	Direct all department managers whose employees have access to our new ERP system to conduct frequent reviews of a listing of databases accessed during the week by employees to ensure that employees are accessing only the databases that are necessary for the completion of their work; and

•	Cause our new ERP system’s database users with write access to be locked out after 30 days of non-use.

7. We also determined that we did not maintain adequate internal controls over the use of spreadsheets used to prepare our financial statements. This material weakness consisted of the failure to properly control access to and the use of those spreadsheets. We determined that this material weakness primarily arose as a result of the same factors that are listed in the first three bullet points under the material weakness discussed in paragraph 4 above.

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

Remediation of Material Weaknesses

Since we originally identified the material weaknesses identified above, we have been working to identify and remedy the causes of the problems that led to the existence of those material weaknesses, and we believe that we have identified the primary causes of and appropriate remedial actions for these problems. While we believe that we have remedied a number of the causes of these material weaknesses and we are continuing to implement appropriate corrective measures, we were not able to determine that they had been fully remedied as of March 31, 2007. Notwithstanding our efforts, there is a risk that we ultimately may be unable to achieve the goal of fully remedying these material weaknesses and that the corrective actions that we have implemented and are implementing may not fully remedy the material weaknesses that we have identified to date or prevent similar or other control deficiencies or material weaknesses from having an adverse impact on our business and results of operations or our ability to timely make required SEC filings in the future.

As part of our remediation program, we have adopted procedures to conduct additional detailed transaction reviews and control activities to confirm that our financial statements for each period that we have identified as being affected by the material weaknesses discussed above, including the quarterly period ended March 31, 2007 included in this Quarterly Report on Form 10-Q, present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

These reviews and control activities include performing physical inventories and detailed account reconciliations of all material line-item accounts reflected on our Consolidated Balance Sheet and Consolidated Statements of Operations in order to confirm the accuracy of, and to correct any material inaccuracies in, those accounts as part of the preparation of our financial statements.

The remedial actions that we have taken to remedy the material weaknesses described above that we identified and disclosed prior to December 31, 2006 include the actions set forth below. We have:

•	Introduced new leadership to our accounting and financial functions;

This new leadership included (a) appointing a new controller in August 2006 and appointing that person chief accounting officer in November 2006, (b) removing and arranging for the departure by mutual agreement of our former Chief Financial Officer in February 2007, (c) appointing an assistant controller in February 2007, and (d) appointing a new Chief Financial Officer effective April 25, 2007;

This new leadership also includes a new director of external reporting, who began work on April 23, 2007. We are actively recruiting a new tax director, additional internal audit personnel, and operating personnel to strengthen our management of, among other things, inventory;

•	Reaffirmed and clarified our account reconciliation policies through additional procedural details and guidelines for completion, which now expressly require (a) reconciliations of all material accounts no less frequently than monthly, (b) that any discrepancies noted be resolved in a timely fashion and (c) that all proposed reconciliations be reviewed in detail and on a timely basis by appropriate personnel to determine the accuracy and appropriateness of the proposed reconciliation;

•	Continued our efforts to hire additional qualified personnel to implement our reconciliation and review procedures;

•	Initiated a review to determine whether certain of the activities that require substantial expertise should be handled internally or outsourced;

•	With respect to our new ERP system:

•	Begun creating specific reports in our ERP system tailored to our business and the controls necessary to promote accurate data entry and processing and timely compilation and reporting of our financial records;

•	Troubleshot our ERP system to identify any missing, incomplete, corrupt or otherwise insufficient data necessary to properly record, process and fill orders;

•	Corrected data entry errors and corrected or updated pricing and unit data in our new ERP system files;

•	Expanded the number of “super users” and commenced additional training for employees who operate and interface with our ERP system with respect to the operation of the system, including training regarding placing and processing orders, inventory accounting practices and the functions and features of our new ERP system;

•	Retained a third-party consulting firm to review and assess the conversion of those European operations that have transitioned to our new ERP system to determine the success of that conversion and the adequacy of the controls in place at such operations;

•	Reconciled all service contracts in place as of April 30, 2006, the date of data conversion, to service contracts in our new ERP system;

•	Separately maintained records outside of our ERP system for service contract activity subsequent to the date our new ERP system was implemented, for confirmatory purposes;

•	Worked to complete the implementation of our new ERP system to eliminate the transaction processing issues that have contributed to our delays in compiling and reconciling financial statements; and

•	Engaged outside consultants to assist us in reviewing and strengthening our business processes.

•	With respect to inventory:

•	Completed comprehensive physical inventories and reconciled inventory quantities and the book values of the inventory items to the inventory sub-ledger in our new ERP system through December 31, 2006;

•	Reconciled inventory transferred from foreign entities into U.S. inventory; and

•	Reviewed parts returned for repair or refurbishment to confirm that all such parts have been identified and properly classified as such, including physical review of more significant parts by field engineers to confirm the actual status of the parts in question.

•	With respect to disruptions relating to the third-party logistics company to which we have outsourced our spare parts and warehousing activities:

•	Provided additional training and oversight controls and initiated file audits for shipping, receiving and return processes;

•	Implemented faster network communications connection speeds to promote faster response and processing times; and

•	Implemented manual review of all transactions shipped or received by the third-party logistics company to activity processed in our ERP system.

•	With respect to invoicing and processing accounts receivable and the application of customer payments, we have:

•	Reviewed invoices relating to orders not entered into our ERP system to determine that such orders are properly recorded and accounted for in our ERP system;

•	Reviewed for accuracy sales and billing records for parts and equipment to and from certain third parties to whom design and manufacturing responsibilities have been outsourced;

•	Reviewed wire transfer records and prior invoices to confirm that accounts payable paid by wire transfer were properly applied and that duplicate payments do not occur;

•	Developed and reviewed a management report to determine that all sales orders that have attained order status have been processed and are controlled through our new ERP system; and

•	Implemented new payment processes and internal reviews to avoid duplicate, delayed and improper payments.

In addition, of those corrective actions described above, we believe we have substantially completed the following corrective actions:

Credit memoranda remediation.

We have:

•	Implemented invoice processing changes and management review prior to submission to customer;

•	Increased credit and collection efforts to include more timely contact with customers;

•	Reorganized our credit and collection and customer service activities in order to consolidate and streamline our billing process and to provide additional management review; and

•	Implemented significant review of sales order entries to ensure correctness of items being sold, appropriate discounts, applicability of sales tax exemptions and payment terms.

Account reconciliations.

We have:

•	Completed detailed comprehensive account reconciliations with respect to all material accounts on our balance sheet and income statement, as described above;

•	Developed additional management review procedures that include timely review and subsequent resolution of reconciling issues;

•	Implemented an action plan to require all account information to reside on our new ERP system;

•	Implemented a cross-functional task force to streamline and validate information being processed through our ERP system, including data verification and management review; and

•	Developed and reviewed a management report to determine that all sales orders that have attained order status have been processed and are controlled through our new ERP system.

Inventory-related remediation.

We have:

•	Reviewed parts returned for repair or refurbishment to confirm that all such parts have been identified and properly classified as such, including physical review of more significant parts by field engineers to confirm the actual status of the parts in question;

•	Revised the internal accounting procedures for returned equipment and the overall process for monitoring and recording fixed asset additions and retirements;

•	Implemented a comprehensive review of daily processing by the outside warehousing function;

•	Provided training and oversight controls to our third-party logistics management provider, including providing for full audits for shipping, receiving and return processes; and

•	Implemented faster network communications connection speeds with our logistics management provider to promote faster response and processing times.

ERP implementation remediation.

We have:

•	Corrected data entry errors and corrected or updated pricing and unit data in our new ERP system files;

•	Expanded the number of “super users” and provided additional training for employees who operate and interface with our ERP system, including training in placing and processing orders, inventory accounting practices and the functions and features of our new ERP system;

•	Created specific reports in our ERP system tailored to our business and the controls necessary to promote accurate data entry and processing and timely compilation and reporting of our financial records;

•	Troubleshot our ERP system to identify any missing, incomplete, corrupt or otherwise insufficient data necessary to properly record, process and fill orders; and

•	Retained a third-party consulting firm to review and assess the conversion of those European operations that have transitioned to our new ERP system to determine the success of that conversion and the adequacy of the controls in place at such operations.

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

On May 17, 2007, we received a Nasdaq Staff Determination notice indicating that our Common Stock is subject to delisting because we are not in compliance with Nasdaq Marketplace Rule 4310(c)(14), which requires the timely filing of periodic reports in order for continued listing. We received the letter because we did not timely file our Quarterly Report on Form 10-Q for the period ended March 31, 2007. We requested and were granted a hearing before a Nasdaq Listing Qualifications Panel to review the Staff Determination.

We received similar notices in connection with our Annual Report on Form 10-K for the year ended December 31, 2006 and our Quarterly Report on Form 10-Q for the period ending September 30, 2006. Both filing delinquencies were cured and in each case we received notice from The Nasdaq Stock Market of a determination that our common stock will continue to be listed.

We are also involved in various other legal matters incidental to our business. Our management believes, after consulting with counsel, that the disposition of these other legal matters will not have a material effect on our consolidated results of operations or consolidated financial position.

Item 1A.	Risk Factors

There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 4.	Submission of Matters to a Vote of Security Holders

On May 15, 2007, we held our annual meeting of stockholders. At the annual meeting, our stockholders:

(i) elected the whole Board of Directors to serve until the next annual meeting and until their successors are duly elected and qualified; and

(ii) ratified the selection of BDO Seidman, LLP as our independent registered public accounting firm for the year ending December 31, 2007.

A total of 13,775,263 shares of Common Stock were present in person or by proxy at the annual meeting, representing 13,775,263 votes, or approximately 72% of the voting power of the Company entitled to vote at the annual meeting. Each share of Common Stock was entitled to one vote on each matter brought before the meeting.

The votes cast on the matters that were brought before the annual meeting, including broker non-votes where applicable, were as set forth below:

	Number of Votes
	In Favor	Withheld

Nominees for Election to Board of Directors:
Charles W. Hull	13,616,652	158,611
Miriam V. Gold	13,616,602	158,661
Jim D. Kever	13,616,602	158,661
G. Walter Loewenbaum, II	11,459,314	2,315,949
Kevin S. Moore	13,592,296	182,967
Abraham N. Reichental	13,616,302	158,961
Daniel S. Van Riper	13,618,784	156,479

				Broker
	For	Against	Abstentions	Non-Votes

Ratification of BDO Seidman, LLP as Independent Registered Public Accounting Firm	13,564,469	189,027	21,767	-0-

Item 6.	Exhibits

The following exhibits are included as part of this filing and incorporated herein by this reference:

3.1	Certificate of Incorporation of Registrant. (Incorporated by reference to Exhibit 3.1 to Form 8-B filed on August 16, 1993, and the amendment thereto, filed on Form 8-B/A on February 4, 1994.)
3.2	Amendment to Certificate of Incorporation filed on May 23, 1995. (Incorporated by reference to Exhibit 3.2 to Registrant’s Registration Statement on Form S-2/A, filed on May 25, 1995.)
3.3	Certificate of Designation of Rights, Preferences and Privileges of Preferred Stock. (Incorporated by reference to Exhibit 2 to Registrant’s Registration Statement on Form 8-A filed on January 8, 1996.)
3.4	Certificate of Designation of the Series B Convertible Preferred Stock, filed with the Secretary of State of Delaware on May 2, 2003. (Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K, filed on May 7, 2003.)
3.5	Certificate of Elimination of Series A Preferred Stock filed with the Secretary of State of Delaware on March 4, 2004. (Incorporated reference to Exhibit 3.6 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, filed on March 15, 2004.)
3.6	Certificate of Amendment of Certificate of Incorporation filed with Secretary of State of Delaware on May 19, 2004. (Incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, filed on August 5, 2004.)
3.7	Certificate of Amendment of Certificate of Incorporation filed with Secretary of State of Delaware on May 17, 2005. (Incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, filed on August 1, 2005.)
3.8	Certificate of Elimination of Series B Preferred Stock filed with the Secretary of State of Delaware on June 9, 2006. (Incorporated reference to Exhibit 3.1 of Registrant’s Current Report on Form 8-K, filed on June 9, 2006.)
3.9	Amended and Restated By-Laws. (Incorporated by reference to Exhibit 3.2 of Registrant’s Current Report on Form 8-K filed on December 1, 2006.)
31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 30, 2007.
31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 30, 2007.
32.1	Certification of Principal Executive Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 30, 2007.
32.2	Certification of Principal Financial Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 30, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

3D Systems Corporation

By:	/s/ Damon J. Gregoire
Damon J. Gregoire
Vice President and Chief Financial Officer
(Principal Financial Officer)
(Duly Authorized Officer)

By:	/s/ William J. Tennison
William J. Tennison
Vice President and Corporate Controller
(Principal Accounting Officer)
(Duly Authorized Officer)

Date: May 30, 2007