Form 10-K/A
period 2006-12-31
3D SYSTEMS CORP
filed 2007-08-02
CIK 910638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Explanatory Note

We are filing this Form 10-K/A in order to amend our Annual Report on Form 10-K for the year ended December 31, 2006, as originally filed with the Securities and Exchange Commission on April 30, 2007. The purpose of this amendment is to correct the inadvertent typographical, clerical and rounding errors described below. We believe that those errors, when considered either individually or in the aggregate, do not result in a material change to the disclosures made in the originally filed Form 10-K. This amendment does not otherwise update any disclosures made in the Form 10-K as originally filed for any subsequent period.

The remainder of this Explanatory Note describes the changes in the disclosures in this Form 10-K/A from those made in the originally filed Form 10-K. For convenience of reference, we are re-filing our Form 10-K in its entirety by means of this Form 10-K/A with the exception of certain exhibits that were originally filed with the Form 10-K, which exhibits are incorporated by reference to the Form 10-K as originally filed.

The principal changes made in this Form 10-K/A consist of the following:

1.  Severance and Restructuring Costs, page 6: We changed the number $6.7 million to $6.6 million to conform to the 2006 number for such costs that appears on the Statement of Operations for the year ended December 31, 2006.

2.  In the first paragraph of the discussion of Global Operations on page 14, we changed the number 58.5% to 58.4% to correct a rounding error.

3.  In Item 6, Selected Financial Data, on page 24:

•	We aggregated and presented the current portion of long-term debt and capitalized lease obligations from Consolidated Financial Statements to $11,913;

•	We corrected the following typographical errors in Consolidated Cash Flow Data:

•	We changed net cash used in operating activities from ($8,330) to ($8,551) and

•	We changed net cash provided by financing activities from $9,935 to $9,964;

in order to conform those numbers with the Statement of Cash Flows for the year ended December 31, 2006; and

•	In the reconciliation of net cash provided by operating activities in EBIT and EBITDA that appears in Note 7 to the Selected Financial Data on page 27:

•	We similarly changed net cash used in operating activities for the year ended December 31, 2006 from ($8,330) to ($8,551); and

•	We modified the changes in operating assets and liabilities, net, for the year ended December 31, 2006 from ($7,405) to ($7,184) in order to conform that number to the Consolidated Financial Statements for the year ended December 31, 2006.

4.  In Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, we made the following changes:

•	We made three reclassifications in Table 4, modifying changes to operating accounts from $560 to $563, net cash provided by operating activities from $45 to $48 and cash provided by financing activities from $(208) to $(211) in order to conform the presentation in that table to the restated Statement of Cash Flows for the year ended December 31, 2005.

•	We made two reclassifications in Table 6, changing other liabilities and total other liabilities from $(8) to $(7) and stockholders’ equity from $2,593 to $2,592 to correct rounding errors.

•	We modified Table 9 to reclassify the effects of changes in core volume and price and mix of our products and services for the year ended December 31, 2006 compared to the year ended December 31, 2005, and we modified the associated narrative disclosures. The effect of these changes was to increase in 2006 the effect of the decline in unit volume of core products and to reduce the effect of price and mix. These changes did not affect the trends disclosed in the originally filed Form 10-K.

•	We modified Table 12 to conform the geographical changes in volume and price and mix of our products and services for the year ended December 31, 2006 compared to the year ended December 31, 2005 to the totals shown in Table 9, and we modified the associated narrative disclosures. The effect of these changes was to decrease in 2006 the effect of the decline in unit volume and to increase the effect of price and mix. These changes did not affect the trends disclosed in the originally filed Form 10-K.

5.  In the fourth bullet below Table 12 and the third bullet below Table 13 in Management’s Discussion and Analysis of Financial Condition and Results of Operations, we changed the percentage of revenue contributed by the Asia-Pacific region in 2005 from 16.5% to 16.6% due to rounding.

6.  In the discussion of operating expenses in Management’s Discussion and Analysis of Financial Condition and Results of Operations:

•	We corrected a typographical error in the increase in selling, general and administrative expenses in 2006, changing that number from $10.3 million to $10.9 million, to reflect the amount shown in the Statement of Operations for the year ended December 31, 2006.

•	We corrected a typographical error in the percentage of severance and restructuring costs in operating expenses from 31% to 30%.

•	We also changed the disclosure relating to the effect of the change in severance and restructuring costs in 2005, noting that they increased by $0.6 million over 2004, rather than noting that $1.2 million of those costs in 2005 were associated with our relocation to Rock Hill, South Carolina.

•	We changed the percentage of revenue arising from operating expenses in 2004 from 40.3% to 40.2% as a result of rounding, and in Table 15, we reduced the percentage of research and development expense in 2004 from 8.4% to 8.3% for the same reason.

7.  In the discussion of, income (loss) from operations in Management’s Discussion and Analysis of Financial Condition and Results of Operations, we changed the loss from operations attributable to U.S. operations in 2006 from $28.7 million to $28.9 million to correct a typographical error and to conform that number to the number shown in Note 22 to the Consolidated Financial Statements.

8.  In the discussion of working capital in Management’s Discussion and Analysis of Financial Condition and Results of Operations:

•	In the paragraph on page 51 that discusses Table 18, we changed the amount of cash used in operating activities from $8.3 million to $8.6 million, the amount of cash used in investing activities from $11.1 million to $11.0 million and the negative effect of changes in exchange rates on cash from $0.6 million to $0.4 million, to conform those numbers to those shown on the Statement of Cash Flows for the year ended December 31, 2006.

•	In the paragraph on page 52 that discusses items of working capital relating to the Grand Junction facility, we changed the second to last sentence of that paragraph to state that the net favorable impact of the reclassification of Grand Junction facility was $1.3 million rather than $1.5 million, correcting a typographical error.

•	In the next paragraph, we changed the percentage of accounts receivable more than 90 days outstanding from 6.9% to 9.9% as of December 31, 2006 and from 5.1% to 5.0% as of December 31, 2005, correcting typographical errors in those numbers.

9.  In the discussion of cash flow in Management’s Discussion and Analysis of Financial Condition and Results of Operations:

•	We modified Table 18 for the years ended December 31, 2006 and 2005 to, with respect to 2006 and 2005, modified cash used in operating activities and cash provided by financing activities to conform them to the Statements of Cash Flows for those years and to, with respect to 2006, conform the effect of exchange rate changes on cash to the Statement of Cash Flows for that year.

•	We modified the associated narrative disclosures related to cash flow to reflect the impact of these changes. We believe that none of these changes modified the disclosure contained in the originally file Form 10-K in any material respect and that none of them affected the trends in cash flow disclosed in the originally filed Form 10-K.

10.  In the discussion of commitments and contingencies on page 59 of Management’s Discussion and Analysis of Financial Condition and Results of Operations, we changed the rental expense under non-cancelable operating leases for 2004 from $2.3 million to $2.9 million to correct a typographical error.

11.  In the discussion of stockholders’ equity on page 59 of Management’s Discussion and Analysis of Financial Condition and Results of Operations, we changed the amount of the 2006 loss appearing in the second sentence from $28.7 million to $29.3 million to correct a typographical error and to conform that number to the Statement of Operations for the year ended December 31, 2006.

12.  In the discussion of Quantitative and Qualitative Disclosures About Market Risk in Management’s Discussion and Analysis of Financial Condition and Results of Operations:

•	In the discussion of realized gains and losses relating to foreign currency items that appears on page 61, we changed the $0.4 million loss for the year ended December 31, 2006 included in the originally filed Form 10-K to a $0.1 million gain and changed the $0.5 million loss for the year ended December 31, 2005 included in the originally filed Form 10-K to a $0.9 million loss to correct a typographical error and to conform those numbers to the numbers included in the Statements of Operations for those years.

•	In the discussion of commodity prices that appears on page 62, we modified the hypothetical effect of a change in commodity prices on cost of sales from $1.9 million to $2.2 million at December 31, 2006 to correct a typographical error.

•	In the discussion of interest rates that appears on page 79, we changed the fair value of our total debt and preferred stock from $53.7 million to $44.2 million at December 31, 2006 and from $105.1 million to $94.5 million at December 31 2005 Additionally, the decrease in estimated fair value of fixed-rate instruments for 2006 was reduced from $4.9 million to $3.7 million to correct a typographical errors and conform to financial information included in Note 12 of the Consolidated Financial Statements.

Corresponding changes were made in Item 7A, Quantitative and Qualitative Disclosures About Market Risk.

13.  We also made changes to the Consolidated Financial Statements included in our Form 10-K for the year ended December 31, 2006 as originally filed. These changes are described below.

14.  In the Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004 on page F-10, we made the following reclassifications within the statements of cash flows:

•	Changes in Operating Accounts for the year ended December 31, 2006:

•	Accounts receivable changed from $(1,745) to $(1,937).

•	Accrued liabilities changed from $(75) to $(104).

•	The net change in cash provided by (used in) operating activities changed from $(8,330) to $(8,551). Changes provided by financing activities: Stock options changed from 2,713 to 2,775.

•	Net Cash provided by financing activities for the year ended December 31, 2006 changed from $9,935 to $9,964 as a result of a reduction in cash provided by stock options and related items.

•	The net effect of exchange rate changes on cash for the year ended December 31, 2006 increased from $(586) to $(394).

•	Changes in Operating Accounts for the year ended December 31, 2005 were as follows:

•	Stock-based compensation changed from $1,083 to $941.

•	Other liabilities changed from $(500) to $(375).

•	The net change in cash provided by (used in) operating activities changed from $(5,743) to $(5,760).

•	Changes in cash provided by financing activities for the year ended December 31, 2005 were as follows:

•	Cash provided by stock options and related items changed from $8,118 to $8,135.

•	Net cash provided by financing activities changed from $5,489 to $5,506.

15.  In Note 3 to the Consolidated Financial Statements, the following reclassifications were made to the restated Consolidated Balance Sheet as of December 31, 2004 which appears on page F-24 as a result of rounding:

•	The adjustment for other liabilities increased from $(8) to $(7) and the corresponding adjustment for total liabilities increased from $(310) to $(309). This resulted in a $1 increase in restated other liabilities from $2,848 to $2,849. This resulted in a reduction of total liabilities from $64,175 to $64,176.

•	The adjustment for accumulated other comprehensive income changed from $2,293 to $2,292, resulting in a $1 reduction of restated accumulated other comprehensive income from $2,478 to $2,477.

•	This resulted in a decrease in the net adjustment of total stockholders’ equity from $2,593 to $2,592 and a decrease in total stockholder’s equity from $55,657 to $55,656.

16.  In Note 3 to the Consolidated Financial Statements, the following reclassifications were made to the restated Consolidated Statement of Cash Flows for the year ended December 31, 2005, which appears on page F-27:

•	Net cash used in operating activities as previously reported changed from $(5,791) to $(5,808) as a result of the following reclassifications:

•	Stock-based compensation was reduced from $1,083 to $941.

•	Other Assets as previously reported were reduced from $69 to $22.

•	Other liabilities as previously reported changed from $(543) to $(371).

•	This net change was offset by a reclassified $17 net increase in net cash provided by financing activities as previously reported, which increased from $5,700 to $5,717 reflecting an increase from $8,118 to $8,135 in cash provided by stock options and related items.

•	Cash and cash equivalents, at the beginning of the year as previously reported was changed from $24,276 to $26,276 to correct a typographical error in this table as originally presented.

•	The following reclassifications were made in the restatement adjustments in the Statement of Cash Flows for the year ended December 31, 2005:

•	The restatement adjustment for other assets was changed from $(137) to $(90).

•	The restatement adjustment for other liabilities was changed from $43 to $(4).

•	As a result of these changes and as reflected on page F-27, on a restated basis, net cash used in operating activities for the year ended December 31, 2005 was $(5,760) compared to $(5,808) as originally reported and net cash provided by financing activities was $5,506 as restated compared to $5,717 as originally reported.

17.  In Note 7(c) to the Consolidated Financial Statements that appears on page F-30, we have made the following changes:

•	To correct a rounding error, we have increased net intangible assets at December 31, 2006 from $817 to $818.

•	We have added additional disclosure to disclose $715 of amortization expense for the year ended December 31, 2004.

18.  We deleted the cross reference to Note 16 at the end of Note 9 to the Consolidated Financial Statements.

19.  In Note 10 to the Consolidated Financial Statements appearing on page F-32, we:

•	Modified the line item references to pension obligations to refer to defined benefit pension obligations;

•	To correct a typographical error, we increased the amount of accrued other liabilities included in accrued liabilities at December 31, 2006 by $2 from $30 to $32; and

•	Under the heading other liabilities, to correct typographical errors for the year ended December 31, 2005, we reclassified $3 from pension obligations to other long-term liabilities.

20.  In Note 11 to the Consolidated Financial Statements on page F-32, we modified the disclosure with respect to the lease for our Rock Hill facility to note that our 15-year lease is subject to two five-year renewal terms

21.  In Note 13 to the Consolidated Financial Statements appearing on page F-36, in order to correct a typographical error, we changed the amount of the foreign exchange contracts outstanding under our Silicon Valley Bank credit facility at December 31, 2005 from $1,700 to $1,659.

22.  In Note 21 to the Consolidated Financial Statements appearing on page F-48, in order to correct a typographical error, we changed the amount of the loss carry-forwards that were outstanding for U.S. state income tax purposes from $56,067 to $57,067.

23.  In Note 22 to Consolidated Financial Statements appearing on page F-50, to correct typographical errors, we made the following changes:

•	Depreciation and amortization expense in North America were decreased from $5,670 to $5,668 for the year ended December 31, 2006 and from $4,709 to $4,706 for the year ended December 31, 2005. Total depreciation and amortization expense for those years was correspondingly reduced.

•	Capital expenditures in North America were decreased from $18,199 to $18,152 for the year ended December 31, 2006, with a corresponding adjustment for total capital expenditures for that year.

24.  In Schedule II, Valuation and Qualifying Accounts, appearing on page F-56, to correct typographical errors, the deferred income tax allowance account additions charged to expense for the year ended December 31, 2006 were increased from $17,677 to $17,890, and the balance for this account at the end of 2006 was accordingly changed from $38,904 to $39,117.

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

Significant 2006 Developments

During 2006, we engaged in several major projects that we expect to create long-term benefits. These include:

•	The implementation of our new enterprise resource planning (“ERP”) system;

•	The outsourcing of our spare parts and certain of our finished goods supply activities to a third-party logistics management company in the U.S. and Europe;

•	The relocation of our corporate headquarters and principal research and development facilities to Rock Hill, South Carolina;

•	The establishment of an internal, centralized shared-service center in Europe, which commenced operation in conjunction with the implementation of our ERP system in Europe in the second quarter of 2006; and

•	The completion of the transfer of our InVision®materials production line to our Marly, Switzerland facility, which commenced operations in the first quarter of 2006.

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

During 2006, we also experienced some growing pains as our initial success in the fourth quarter of 2005 and the first quarter of 2006 in placing our newly introduced Sinterstation® Pro, Vipertm Pro and 3-D Printing systems stretched our field engineering resources and presented some stability issues with certain installed systems.

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

New systems

We found that our new, sophisticated, advanced Sinterstation®Pro, Vipertm Pro and 3-D Printing systems, with their broader range of capabilities, require more extensive commissioning and training to achieve operating stability and operating potential than some of our legacy systems. As a result, during 2006, we experienced field service resource constraints that led to a delayed launch of some systems, and we experienced higher warranty and related costs and delayed revenue recognition that adversely affected our gross profit and operating results in 2006. These issues were primarily a result of the high volume of sales of these systems that we experienced, particularly in the latter part of 2005 and the early part of 2006. We worked closely with our customers to resolve stability issues in a mutually beneficial manner and to provide more extensive customer training support and installation activities than the traditional services provided with our legacy systems. During the year, we also enhanced our quality-control efforts, and teams of our employees worked to enhance and stabilize the performance of these systems, which had the effect of resolving most of these issues.

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

As a result of these amendments and our investments in the tenant improvements, we are considered an owner of the facility pursuant to Statement of Financial Accounting Standards No. 13 “Accounting for Leases” (“SFAS No. 13”). Therefore, as required by SFAS No. 13, as of December 31, 2006, we recorded $9.0 million of capitalized lease obligations in our Consolidated Balance Sheet, of which $8.5 million related to the Rock Hill headquarters building and the balance related to furniture and equipment that we acquired for that facility under a lease. See Notes 6 and 23 to the Consolidated Financial Statements.

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

Severance and restructuring costs.  We incurred $6.6 million of restructuring and severance costs primarily associated with our relocation activities in 2006, which were generally in line with our previously announced expectations. These costs adversely affected our profitability in 2006. We believe that severance and restructuring costs related to our relocation will not be material in 2007. See Note 11 to the Consolidated Financial Statements.

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

We corrected this error, and the restated financial information included in this Form 10-K reflects adjustments to correct the previously unadjusted amounts of goodwill, stockholders’ equity and other comprehensive income (loss) for each year ended on or before December 31, 2006. Neither this error nor its correction had any effect on net income (loss) reported for any period on our Consolidated Statements of Operations. As of December 31, 2006, our Consolidated Balance Sheet reflects an $1,822 cumulative net increase in goodwill and a corresponding cumulative net increase in other comprehensive income (loss) , together with appropriate adjustments to stockholders’ equity, arising from foreign currency translation related to such goodwill in each year ended on or before December 31, 2006. Such net increase in other comprehensive income (loss) consists of a $1,719 increase through December 31, 2003, an additional $574 increase for the year ended December 31, 2004, a $969 decrease for the year ended December 31, 2005 and a $498 increase for the year ended December 31, 2006.

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

Products and Services

Our principal technology platforms include our stereolithography or SLA® equipment, our selective laser sintering or SLS® equipment, our 3-D printing or InVision® jet and layer-deposition equipment and our recently introduced film transfer imaging V-Flashtm desktop modeler. These systems use patented and proprietary stereolithography, selective laser sintering, 3-D printing and film transfer imaging processes that take digital data input from CAD software or three-dimensional scanning and sculpting devices to fabricate physical objects from our proprietary family of engineered plastic, metal and composite materials.

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

Since the beginning of 2006, we have announced several new products, including:

•	The V-Flashtm desktop modeler, a fourth technology platform using film transfer imaging that can build ready-to-use, three-dimensional models within hours at home, school and office workstations;

•	A 30% faster model of our InVision® LD 3-D printer;

•	A new dental lab system, the InVision® DP (Dental Professional), which is capable of producing castable wax-ups for dental copings and bridges;

•	A new suite of software, 3DViewtm, 3DManagetm and 3DPrinttm, for our stereolithography systems, selective laser sintering systems and InVision® 3-D printers that we expect to provide numerous productivity and cost-saving benefits to our customers;

•	Accura® 60 plastic, a new stereolithography material that simulates the look and feel of molded polycarbonate;

•	Accura® 55 plastic, a new ABS-like stereolithography material; and

•	New VisiJet® LD100 materials in two new colors, red and blue.

In addition, we announced several new alliances during 2006, including:

•	We entered into an agreement with Symyx Technologies, Inc. early in the second quarter to work together to discover and commercialize advanced materials for use in our rapid prototyping and rapid manufacturing solutions. As we move forward with this research and development project, we plan to fund up to $2.4 million of research by Symyx through the first quarter of 2008, and we expect Symyx to develop new materials formulations that we anticipate will be made available to our customers for specialized rapid prototyping applications as well as rapid manufacturing applications.

•	During the second quarter, we engaged two outside service providers to broaden our ability to provide service to our stereolithography and selective laser sintering customers.

•	During the first quarter, we reached an agreement in principle with DSM Somos to cross-license certain patents and other intellectual property related to stereolithography materials.

•	During the first quarter, we announced a strategic collaboration with Materialise, one of the leaders in software industry’s development for rapid prototyping and manufacturing, to distribute jointly their Magics product line worldwide.

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

Our family of SLA® systems offers a wide range of capabilities, including size, speed, accuracy, throughput and surface finish in different formats and price points. During 2005, we introduced our Vipertm Pro SLA® system, an advanced, flexible, high-capacity stereolithography system. This system is designed to enable customers to mass customize and produce high-quality, end-use parts, patterns, wind tunnel models, fixtures and tools consistently and economically using our proprietary and other stereolithography materials. Designed for around-the-clock operation, the Vipertm Pro system facilitates maximum capacity utilization and superior part production. This system is currently available in two configurations, including a “dual vat” configuration that enables customers to build parts from different materials simultaneously, and we expect to introduce in 2007 a third configuration with a single, extra-large vat that will enable customers to build large parts up to 1.5 meters in length at 750 millimeters in width. In addition to our Vipertm Pro SLA® systems, our family of SLA® systems includes the Vipertm system which operates in the same fashion as the Vipertm Pro but has a smaller build area and a lower build throughput rate. It also differs from the Vipertm Pro in its ability to build even smaller fine featured parts such as jewelry and electrical connectors.

With the introduction of our new-from-the-ground-up Vipertm Pro series, we decided to discontinue production of our older generation SLA® 5000 and SLA® 7000 systems, which have been in our product line since the late 1990’s. We plan to remove these systems from our product line as soon as we fulfill prior orders and sell existing inventory.

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

Introduced in 2005, our Sinterstation® Pro SLS® system is an automated selective laser sintering manufacturing system. These systems are designed to enable our customers to mass customize and produce high-quality end-use parts, patterns, fixtures and tools consistently and economically from our proprietary engineered plastics, on-site and on-demand. We have introduced two models of this system, the Sinterstation®Pro 230 SLS® system and the Sinterstation® Pro 140 SLS® system, which differ primarily in the size of their build platforms. The Sinterstation® Pro series is designed as an alternative rapid manufacturing solution to traditional injection molding, casting and machining methods.

In addition to our Sinterstation® Pro SLS® systems, our line of selective laser sintering systems includes the Sinterstation® HiQtm SLS® system and the Sinterstation® HiQtm high-speed or HS SLS® system, manufacturing-capable systems that we introduced in 2004 to succeed our Vanguardtm and Vanguardtm HS systems.

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

Film transfer imaging

We recently announced the V-Flashtm Desktop Modeler, a fast, simple and compact new office modeler that we expect to commercialize in 2007. We expect the V-Flashtm modeler to have the capability of creating SLA®-like quality, three-dimensional models in the office, home or school setting.

Other systems-related products

To help our customers produce ready-to-use parts and functional prototypes, we market several ancillary devices for post-processing and curing of parts produced on our SLA® systems, including our ProCuretm stainless steel part-curing system. This new line of ovens introduced in 2005 cures parts produced on all SLA® systems. Designed for hands-free operation, these systems have a built-in stand and storage cabinet and feature closed-loop time and temperature controls, self-monitoring intelligence and an automated push-button front door for convenient loading and unloading of parts. We also market the InVision® Finisher for our 3-D Printers, which removes the support material from the finished part.

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

In 2005, we introduced our Lightyeartm 1.5 and Buildstationtm 5.5 Software. This software for stereolithography systems has many features that make these systems more productive and enhance part quality. Key features include support for the Windows® XP operating system, the ability to change recoat and build parameters “on the fly,” the ability to delete parts during a build and a high-fidelity slicer that can significantly improve the smoothness of parts. Customers owning certain legacy stereolithography systems can upgrade to this software by purchasing a new or upgraded electronics package.

Materials

As part of our integrated systems approach to business, we blend, market, sell and distribute consumable, engineered plastic and metal materials and composites under several proprietary brand names for use in all of our systems. We market our stereolithography materials under the Accura® brand, our selective laser sintering materials under the DuraForm®, CastFormtm and LaserFormtm brands, and materials for our 3-D Printers under the VisiJet® brand.

Our family of engineered materials and composites includes proprietary Accura® materials used in our stereolithography systems, photocurable plastics, engineered plastic films and adhesives used in our 3-D printer systems and various proprietary plastic, composite and metal materials used in our selective laser sintering systems. Our extensive family of proprietary materials is specifically designed for use with our systems to produce high-quality models, prototypes and manufactured parts. Our Vipertm Pro, Sinterstation (R) Pro and InVision® 3-D printers have materials packaged in smart, proprietary cartridges with built-in electronic intelligence that communicates vital processing and quality statistics in real time with the systems. Each cartridge enhances system functionality, up-time, materials shelf life and reliability to provide our customers with a built-in quality management system.

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

In addition to Accura® 60 plastic described above, since 2005 we have launched several new stereolithography materials including Accura® 25 plastic. This material is an opaque, white, engineered material that is available for all solid-state-equipped SLA® systems, including our Vipertm Pro SLA® systems. Accura® 25 plastic mimics the look and feel of molded polypropylene and delivers excellent accuracy, speed and shape-memory, making it suitable for functional prototypes as well as master patterns. Its durability and flexibility make Accura® 25 plastic ideal for automotive and electronics applications, including prototyping and design of trim components and fascia and testing of connectors, wiring harnesses and enclosures.

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

DuraForm® EX Plastic is an advanced, engineered, production-grade plastic, designed for use in our Sinterstation® Pro SLS® and Sinterstation® HiQtm systems, that targets rapid manufacturing applications. DuraForm® EX plastic provides the toughness of injection-molded plastic that aerospace, automotive and motorsports customers require for demanding prototyping and low-volume to mid-volume manufacturing applications. Because of its stiffness, heat-resistance, long-term stability and durability, DuraForm® EX plastic is ideal for a wide variety of parts’ manufacturing, including environmental ducts, electronics enclosures, manifolds, dashboards and bumpers.

Our DuraForm® PA, DuraForm® EX and DuraForm® GF materials are used to create rapid manufacturing end-use parts, examples of which include air ducts for aerospace applications and coupling enclosures. These materials are also used to produce functional prototypes and durable patterns as well as assembly jigs and fixtures. Our DuraForm® Flex material is used to produce flexible, rubber-like parts such as shoe soles, gaskets and seals. Our CastFormtm material is used to create patterns for investment-casting. Customers use our metal LaserFormtm A6 steel powders to produce functional prototype parts for tooling such as injection molding tool inserts and for end-use parts used in customized rapid manufacturing applications. Parts made from DuraForm® and LaserFormtm materials are cost-effective and can compete favorably with traditional manufacturing methods, especially where part complexity is high. Competing alternatives to our technology generally involve, among other things, costs for tooling and minimum run quantities of the parts produced.

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

We also offer systems upgrade kits for sale to existing customers to enable them to take advantage of new or enhanced system capabilities. Our current family of upgrade kits includes kits to upgrade the installed base of our stereolithography equipment and an upgrade kit for our former Vanguardtm SLS® systems that improves productivity. We view upgrade kits for our existing systems as an important part of the value that we provide to new customers when they are considering the purchase of our systems. However, we have begun discontinuing upgrade support for certain of our older legacy systems.

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

Global Operations

We operate in North America and in seven countries in Europe and the Asia-Pacific region, and we distribute our products in those countries as well as in other parts of the world. Sales of our products and services outside of the U.S. are a material part of our business, and they accounted for more than 50% of our consolidated revenue in each year in the three-year period ended December 31, 2006. Revenue in countries outside of the U.S. accounted for 56.5%, 53.0% and 58.4% of consolidated revenue in the years ended December 31, 2006, 2005 and 2004, respectively. See Note 22 to the Consolidated Financial Statements.

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

Age as of
March 1,
Name and Current Position	2007
Abraham N. Reichental
President and Chief Executive Officer	50
Charles W. Hull
Executive Vice President, Chief Technology Officer	67
Brian K. Fraser
Vice President	45
Stephen M. Goddard
Vice President	43
Robert M. Grace, Jr.
Vice President, General Counsel and Secretary	60
Cary J. Love
Vice President	42
Kevin P. McAlea
Vice President	48
Gerald J. Pribanic
Interim Vice President, Chief Financial Officer	63
Ray R. Saunders
Vice President	58
William J. Tennison
Vice President, Controller and Chief Accounting Officer	56

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

	Year ended December 31,
		Restated	Restated	Restated	Restated
	2006	2005(1)	2004(1)	2003(1)	2002(1)
	(in thousands, except per share amounts)

Consolidated Statement of Operations
Data:
Consolidated Revenue:
Systems and other products	$46,463	$55,133	$46,208	$41,081	$49,420
Materials	52,062	44,648	37,999	32,003	31,619
Services	36,295	39,297	41,403	36,931	34,922

Total	134,820	139,078	125,610	110,015	115,961

Gross profit(2)	46,257	62,162	56,556	43,143	46,621
Income (loss) from operations(3)	(25,691)	8,415	6,062	(14,974)	(21,430)
Income (loss) before income taxes	(27,101)	7,715	4,081	(17,876)	(5,957)
Cumulative effect of changes in accounting principles(2)(3)	—	—	—	(7,040)	—
Net income (loss)(4)	(29,280)	9,406	3,020	(26,023)	(14,866)
Series B convertible preferred stock dividends(5)	1,414	1,679	1,534	867	—
Net income (loss) available to common stockholders	(30,694)	7,727	1,486	(26,890)	(14,866)
Net income (loss) available to common stockholders per share(6):
Basic	$(1.77)	$0.52	$0.11	$(2.10)	$(1.16)
Diluted	$(1.77)	$0.48	$0.11	$(2.10)	$(1.16)
Consolidated Balance Sheet Data:
Working capital	17,335	$43,809	$28,545	$18,823	$(8,799)
Total assets	166,194	153,800	135,028	134,205	134,062
Current portion of long-term debt and capitalized lease obligations	11,913	200	180	165	10,500
Long-term debt and capitalized lease obligations, less current portion	24,198	26,149	26,449	36,629	14,090
Series B convertible preferred stock(5)	—	15,242	15,196	15,210	—
Total stockholders’ equity	69,669	70,212	55,656	38,258	60,684
Consolidated Cash Flow Data:
Net cash provided by (used in) operating activities	$(8,551)	$(5,760)	$2,588	$1,182	$1,314
Net cash used in investing activities	(11,016)	(2,669)	(1,935)	(2,131)	(11,015)
Net cash provided by financing activities	9,964	5,506	1,148	22,229	5,843
Other Data:
EBIT(7)	$(25,456)	$9,473	$6,571	$(21,926)	$(3,321)
Depreciation and amortization	6,529	5,926	6,956	8,427	9,902
Interest expense	1,645	1,755	2,490	2,990	2,636
EBITDA(7)	(18,927)	15,399	13,527	(13,499)	6,581
Capital expenditures	10,100	2,516	781	874	3,210

(1)	We restated our financial statements during 2006 as a result of our identification of errors in the financial statements. See Note 3 to the Consolidated Financial Statements.

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

	Year ended December 31,
		2005	2004
	2006	(Restated)	(Restated)	2003	2002
	(in thousands of dollars, except per share amounts)

Reconciliation of net cash provided by operating activities in EBIT and EBITDA:
Net cash provided by (used in) operating activities	$(8,551)	$(5,760)	$2,588	$1,182	$1,314
Adjustment for items included in cash provided by (used in) operating activities but excluded from the calculation of EBIT and EBITDA
(Provision for) benefit of deferred taxes	(1,752)	2,500	—	—	(7,813)
Gain on arbitration settlement	—	—	—	—	20,310
Adjustments for allowance accounts	(1,612)	48	216	(990)	(2,942)
Adjustments for inventory reserves	(968)	733	310	(1,755)	(585)
Net gain (loss) on disposal of fixed assets	(7)	262	(231)	(386)	(263)
Equity compensation	(2,677)	(941)	(634)	(1,321)	(64)
Payment of interest on employee note with stock	—	—	4	5	—
Cumulative effect of changes in accounting principles	—	—	—	(7,040)	—
Impairment of intangible assets of OptoForm Sarl assets	—	—	—	(847)	—
Changes in operating assets and liabilities, net	(7,184)	18,493	7,723	(6,444)	(14,921)
Interest expense	1,645	1,755	2,490	2,990	2,636
Income tax expense (benefit)	2,179	(1,691)	1,061	1,107	8,909

EBITDA	$(18,927)	$15,399	$13,527	$(13,499)	$6,581
Less: depreciation and amortization	(6,529)	(5,926)	(6,956)	(8,427)	(9,902)

EBIT	$(25,456)	$9,473	$6,571	$(21,926)	$(3,321)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

During 2006, we also experienced some growing pains as our initial success in the fourth quarter of 2005 and the first quarter of 2006 in placing our newly introduced Sinterstation® Pro, Vipertm Pro and 3-D Printing systems stretched our field engineering resources and presented some stability issues with certain installed systems.

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

Table 1

	Effect of Restatement on
	Income (Loss) Available to
	Common Stockholders		Accumulated Deficit
	Year Ended	Year Ended	in Earnings
	December 31,	December 31,	December 31,
	2005	2004	2003
	(amounts in thousands, except per share amounts)

Previously reported	$8,404	$1,027	$(47,442)
Adjustments:
Credit memos	(363)	10	—
Royalty income/expense	(322)	253	—
Recognition of warranty and training revenue	(189)	220	32
Securities issuance costs	211	—	—
Prepaid materials reconciliation	(97)	—	—
Depreciation of fixed assets	(161)	(4)	—
Accrual for professional services	(15)	—	—
Inventory usage	22	—	—
Other	46	(20)	—
Tax provision	191	—	(191)

Total adjustments	(677)	459	(159)

Restated	$7,727	$1,486	$(47,601)

Net income available to common stockholders per share—diluted (as previously reported)	$0.53	$0.07
Effect of restatement	(0.05)	0.04

Net income available to common stockholders per share—diluted (restated)	$0.48	$0.11

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

Table 2

Year Ended
December 31, 2005
Restatement
Changes in Consolidated Statement of Operations	Increase/(Decrease)
(amounts in $000s)

Revenue	$(592)
Cost of sales	376

Gross profit	(968)
Operating expenses	(38)

Operating income	(930)
Interest and other expense, net	(62)

Income before income taxes	(868)
Income tax provision (benefit)	(191)

Net income	$(677)

The changes in our operating results for 2005 arising out of the restatement primarily related to the following:

•	The decrease in revenue was due to $0.4 million of adjustments for credit memoranda for customers and $0.2 million of adjustments related to amortization for warranty and training revenue, which adjustments arose out of the errors discussed above.

•	The $0.4 million increase in cost of sales was primarily the result of the correction of the recognition of royalty expense.

•	The nominal decrease in operating expenses resulted from additional depreciation expense that was recorded for assets placed in service and accruals of professional fees that were more than offset by corrections made to record securities issuance costs as a reduction of additional paid-in capital.

•	The change to interest and other expense, net related to an increase in interest income.

•	The income tax benefit related to the correction of a foreign income tax provision in 2005 that was applicable to prior periods.

Consolidated Balance Sheet.  Table 3 and the accompanying text show the impact of the restatement on the line items in our Consolidated Balance Sheet at December 31, 2005.

Table 3

December 31, 2005
Restatement
Changes in Consolidated Balance Sheet	Increase/(Decrease)
(amounts in $000s)

Current assets:
Cash and cash equivalents	$216
Accounts receivable	(406)
Inventories	850
Prepaid expenses and other current assets	(32)
Deposits	(216)

Total current assets	412

Other assets:
Property and equipment, net	(174)
Goodwill	1,324
Intangible assets, net	587
Other assets, net	(587)

1,150

Total assets	$1,562

Current liabilities:
Current portion of long-term debt	$—
Accounts payable	735
Accrued liabilities	142
Deferred revenue	(43)

Total current liabilities	834

Other liabilities:
Long-term debt, less current portion	0
Other liabilities	(8)

Total other liabilities	(8)

Stockholders’ equity	736

Total liabilities and stockholder’s equity	$1,562

The changes arising from the restatement primarily relate to the following:

•	The $0.2 million increase in cash and cash equivalents resulted from the correction of a previous error in the classification of unrestricted cash as deposits.

•	The $0.4 million decrease in accounts receivable primarily related to adjustments for credit memoranda for customers that were applicable to the period.

•	The $0.9 million increase in inventory primarily related to an increase in the accrual for inventory in transit from our suppliers where title had passed at year end.

•	The $0.2 million decrease in deposits relates to the reclassification of amounts from deposits to cash and cash equivalents discussed above.

•	The $0.6 million increase in intangible assets, net and the corresponding decrease in other assets, net were primarily the result of a reclassification of amounts between the two line items on the balance sheet.

•	The $1.3 million increase in goodwill reflects the effect in 2005 of foreign currency translation between the Swiss franc and the U.S. dollar arising from the accounting for goodwill in the acquisition of our Swiss subsidiary.

•	The $0.7 million increase in stockholders’ equity reflects the $1.3 million cumulative increase in other comprehensive income, partially offset by a $0.2 million reduction of additional paid-in capital and a $0.4 million increase in the deficit in earnings.

•	The $0.7 million increase in accounts payable was primarily a result of reconciliation adjustments between the accounts payable sub-ledgers and the general ledger as a result of our conversion to our new ERP system.

•	The $0.1 million increase in accrued liabilities primarily relates to an adjustment to properly record the net unrealized loss on foreign currency hedging contracts.

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

Table 4

Year Ended
December 31, 2005
Restatement
Changes in Consolidated Statement of Cash Flows	Increase/(Decrease)
(amounts in $000s)

Net income	$(6771)
Non-cash operating items	162
Changes to operating accounts	563

Net cash provided by (used in) operating activities	48
Cash provided by (used in) investing activities	177
Cash provided by financing activities	(211)
Effects of exchange rate changes on cash	(27)

Net increase (decrease) in cash and cash equivalents	(13)
Cash and cash equivalents, beginning of period	229

Cash and cash equivalents, end of period	$216

For the year ended December 31, 2005, on a restated basis:

•	The nominal increase in net cash provided by operating activities for the year primarily related to the $0.7 million reduction in net income for the year reflected in our 2005 restated Consolidated Statement of Operations that was more than offset by cash generated from $0.6 million of changes to operating accounts and a $0.2 million increase in depreciation and other non-cash items. The changes in operating accounts were primarily due to changes in accounts receivable, inventories, accounts payable, accrued liabilities and deferred revenue reflected on our 2005 restated Consolidated Balance Sheet.

•	The $0.2 million decrease in net cash used in investing activities for the year related to a $0.1 million reduction in purchases of property and equipment and the $0.1 million reduction in software development costs reflected in property and equipment on our 2005 restated Consolidated Balance Sheet.

•	The nominal increase in net cash provided by operating activities was offset by a $0.2 million decrease in net cash provided by financing activities resulting from a decrease in securities issuance costs included in those cash flows that were charged to additional paid-in capital in the restatement.

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

Table 5

Year Ended
December 31, 2004
Restatement
Changes in Consolidated Statement of Operations	Increase/(Decrease)
(amounts in $000s)

Revenue	$231
Cost of sales	(234)

Gross profit	465
Operating expenses	4

Operating income	461
Interest and other expense, net	2

Income before income taxes	459
Income tax provision (benefit)	—

Net income	$459

The changes in our operating results in 2004 arising out of the restatement primarily related to the following:

•	The $0.2 million increase in revenue was primarily related to a $0.2 million adjustment of amortization for warranty and training revenue.

•	The $0.2 million decrease in the cost of sales was primarily related to a $0.3 million adjustment of royalty expense that was overstated in 2004 and understated in 2005.

•	As a result of these changes, net income increased by $0.5 million.

Consolidated Balance Sheet.  Table 6 and the accompanying text shows the impact of the restatement on our 2004 Consolidated Balance Sheet line items.

Table 6

December 31, 2004
Restatement
Changes in Consolidated Balance Sheet	Increase/(Decrease)
(amounts in $000s)

Current assets:
Cash and cash equivalents	$229
Accounts receivable	(13)
Inventories	(18)
Prepaid expenses and other current assets	(50)
Deposits	(229)

Total current assets	(81)

Other assets:
Property and equipment, net	71
Intangible assets, net	584
Goodwill	2,293
Other assets, net	(584)

Total other assets	2,364

Total assets	$2,283

Current liabilities:
Current portion of long-term debt	$—
Accounts payable	35
Accrued liabilities	(112)
Deferred revenue	(225)

Total current liabilities	(302)

Other liabilities:
Long-term debt, less current portion	—
Other liabilities	(7)

Total other liabilities	(7)

Stockholders’ equity	2,592

Total liabilities and stockholders’ equity	$2,283

The changes arising from the restatement in the December 31, 2004 Consolidated Balance Sheet primarily relate to the following:

•	The $0.2 million increase in cash and cash equivalents resulted from the correction of a previous error in the classification of unrestricted cash in deposits as discussed above.

•	The $0.2 million decrease in deposits relates to the reclassification of amounts from deposits to cash and cash equivalents discussed immediately above.

•	The $0.6 million net increase in intangible assets is a result of a reclassification of certain other assets on the balance sheet.

•	The $2.3 million increase in goodwill reflects the effect in 2004 of foreign currency translation related to goodwill of our Swiss subsidiary.

•	The $0.1 million decrease of accrued liabilities was primarily related to a $0.3 million adjustment of royalty expense that was overstated in 2004 and understated in 2005, partially offset by a $0.2 million adjustment to increase the foreign income tax liability.

•	The $0.2 million decrease in deferred revenue was primarily related to a $0.2 million adjustment of amortization for warranty and training revenue.

•	The $2.6 million increase in stockholders’ equity arose from a $2.3 million cumulative increase in comprehensive income related to currency-related translation changes in goodwill of our Swiss subsidiary in 2004 and a $0.3 million decrease in our accumulated loss.

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

Table 7

Year Ended
December 31, 2004
Restatement
Changes in Consolidated Statement of Cash Flows	Increase/(Decrease)
(amounts in $000s)

Net income	$459
Non-cash operating items	—
Changes to operating accounts	(799)

Net cash provided by operating activities	(340)
Cash provided by (used in) investing activities	—
Cash provided by financing activities	1
Effects of exchange rate changes on cash	14

Net increase (decrease) in cash and cash equivalents	(325)
Cash and cash equivalents, beginning of period	554

Cash and cash equivalents, end of period	$229

As shown in Table 7, as a result of the restatement, cash provided by operating activities decreased $0.3 million for the year ended December 31, 2004. The $0.5 million increase in net income arising from the restatement was more than offset by restated changes to operating accounts.

Results of Operations for 2006, 2005 and 2004

Table 8 below sets forth, for the periods indicated, revenue and percentage of revenue by class of product and service.

Table 8

			2005		2004
	2006		Restated		Restated
	(dollars in thousands)

Systems and other products	$46,463	34.5%	$55,133	39.6%	$46,208	36.7%
Materials	52,062	38.6	44,648	32.1	37,999	30.3
Services	36,295	26.9	39,297	28.3	41,403	33.0

Totals	$134,820	100.0%	$139,078	100.0%	$125,610	100.0%

Consolidated revenue

As discussed above, the principal factors affecting our revenue in 2006 compared to 2005 were:

•	The disruptions arising from our ERP system implementation;

•	The outsourcing of our logistics and warehousing activities; and

•	The growth challenges that we incurred as a result of our recent new systems introductions that led to, among other things, shortages of parts resulting in loss of parts revenue, higher costs of goods sold and delayed shipments of finished products.

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

Revenue by class of product and service

2006 compared to 2005.  As shown in Table 9, the $4.3 million decrease in consolidated revenue in 2006 compared to 2005 reflects the effect of an $11.7 million decline in systems and service revenue in 2006 that was partially offset by $7.4 million of higher revenue from materials sales. Sales of new products and services introduced since the latter part of 2003 increased by $7.0 million to $49.2 million in 2006. Unit volume of sales of legacy products declined by $10.6 million in 2006, more than offsetting the favorable effect of higher sales of new products and services. Unfavorable price/mix effects decreased revenue by $1.5 million, which was partially offset by $0.5 million of favorable foreign currency translation effects.

The components of the $4.3 million decline in revenue by class of product and service for 2006 are shown in Table 9, together with the corresponding percentage of that change compared with 2005 revenue by class of product or service.

Table 9

	Systems and
	other products		Materials		Services		Net change in consolidated revenue
	(dollars in thousands)

Volume—core products and services	$(7,722)	(14.0)%	$568	1.3%	$(3,464)	(8.8)%	$(10,618)	(7.6)%
Volume—new products and services	2,709	4.9%	4,267	9.6%	390	1.0	7,366	5.3%
Price/mix	(4,017)	(7.3)	2,561	5.7	—	0.0	(1,456)	(1.1)
Foreign currency translation	360	0.7	18	0.0	72	0.2	450	0.3

Net change in consolidated revenue	$(8,670)	(15.7)%	$7,414	16.6%	$(3,002)	(7.6)%	$(4,258)	(3.1)%

As set forth in Table 8 and Table 9:

•	Revenue from systems and other products decreased 15.7% to $46.5 million in 2006 from $55.1 million in 2005, as restated. Revenue from systems and other products represented 34.5% and 39.6% of consolidated revenue for 2006 and 2005, respectively.

The $8.7 million decrease in revenue from systems and other products reflects $7.8 million of unit volume decreases from our core products and $4.0 million of unfavorable price/mix effects that were only partially offset by $2.7 million of unit volume increases from our newer systems and a favorable $0.4 million foreign currency translation effect.

•	Revenue from materials increased 16.6% to $52.1 million for 2006 from $44.6 million for 2005, as restated. Revenue from materials represented 38.6% and 32.1% of consolidated revenue for 2006 and 2005, respectively.

The $7.4 million increase in revenue from materials was primarily due to $4.3 million of higher unit sales of new products, $0.6 million of higher unit sales of core products and $25 million of favorable price and mix effects.

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

Table 10

	Systems and						Net change in consolidated
	other products		Materials		Services		revenue
	(dollars in thousands)

Volume—core products and services	$(6,694)	(14.5)%	$(1,587)	(4.2)%	$(3,663)	(8.8)%	$(11,944)	(9.5)%
Volume—new products and services	13,332	28.9	7,920	20.8	1,607	3.9	22,859	18.2
Price/mix	3,085	6.7	677	1.8	—	—	3,762	3.0
Foreign currency translation	(798)	(1.7)	(361)	(1.0)	(50)	(0.1)	(1,209)	(1.0)

Net change in consolidated revenue	$8,925	19.3%	$6,649	17.5%	$(2,106)	(5.1)%	$13,468	10.7%

As set forth in Table 8 and Table 10:

•	Revenue in 2005 from systems and other products increased 19.3% to $55.1 million from $46.2 million in 2004. Revenue from systems and other products represented 39.6% and 36.8% of consolidated revenue for 2005 and 2004, respectively.

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

On a consolidated basis, this $4.3 million decrease resulted from $6.6 million of lower unit volume contributed by the U.S. and the Asia-Pacific region, partially offset by a $3.3 million increase in unit volume in Europe, $1.5 million of unfavorable price/mix effect and the $0.5 million favorable effect of foreign currency translation, reflecting partially offsetting currency translation effects in Europe and the Asia-Pacific regions.

Table 12

	U.S.		Europe		Asia-Pacific		Net change in Consolidated Revenue
	(dollars in thousands)

Volume	$(6,364)	(9.8)%	$3,299	6.5%	$(187)	(0.8)%	$(3252)	(2.3)%
Price/mix	(418)	(0.6)	(1,263)	(2.5)	225	1.0	(1,456)	(1.1)
Foreign currency translation	—	—	1,194	2.4	(744)	(3.3)	450	0.3

Net change in consolidated revenue	$(6,782)	(10.4)%	3,230	6.4%	$(706)	(3.1)%	$(4,258)	(3.1)%

As set forth in Tables 11 and 12:

•	Revenue from U.S. operations in 2006 decreased by $6.8 million to $58.6 million from $65.4 million in 2005 as a $6.4 million decline in unit volume was combined with a $0.4 million negative combined effect of price and mix. Revenue from U.S. operations represented 43.5% and 47.0% of consolidated revenue for 2006 and 2005, respectively.

•	Revenue from operations outside the U.S. increased by $2.5 million or 3.4% to $76.2 million for 2006 from $73.7 million for 2005 and increased to 56.5% of consolidated revenue for 2006 from 53.0% of consolidated revenue for 2005 reflecting the effect of the $3.2 million increase in European revenue in 2006, partially offset by a $0.7 million decrease in Asia-Pacific revenue. Excluding the $0.5 million favorable effect of foreign currency translation, revenue from operations outside the U.S. would have increased 2.8% for 2006 compared to 2005 and would have been 56.4% of consolidated revenue for 2006.

•	Revenue from European operations increased by $3.2 million or 6.4% to $53.9 million for 2006 from $50.7 million for 2005. This increase was primarily due to $3.3 million of higher unit volume and the favorable $1.2 million effect of foreign currency translation, partially offset by the $1.3 million unfavorable effect of price and mix. European revenue represented 40.0% and 36.4% of consolidated revenue for 2006 and 2005, respectively.

•	Revenue from Asia-Pacific operations decreased by $0.7 million to $22.3 million in 2006 compared to $23.0 million 2005. This decrease in revenue was due primarily to a $0.7 million unfavorable effect of foreign currency translation as the unfavorable effect of lower unit volume and the favorable effect of price and mix substantially offset each other. Asia-Pacific revenue represented 16.5% of consolidated revenue for each of 2006 and 2005, as restated, respectively.

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

Table 13

	U.S.		Europe		Asia-Pacific		Net change in consolidated revenue
	(dollars in thousands)

Volume	$11,658	22.3%	$(3,024)	(5.8)%	$2,281	10.8%	$10,915	8.7%
Price/mix	1,514	2.9	1,717	3.3	531	2.5	3,762	3.0
Foreign currency translation	—	—	(445)	(0.8)	(764)	(3.5)	(1,209)	(1.0)

Net change in consolidated revenue	$13,172	25.2%	$(1,752)	(3.3)%	2,048	9.8%	$13,468	10.7%

As set forth in Tables 11 and 13:

•	Revenue from U.S. operations increased by $13.2 million or 25.2% to $65.4 million for 2005 from $52.3 million for 2004. The growth in revenue from U.S. operations was primarily due to higher unit volume, as we realized the benefits of the 2004 restructuring of the U.S. sales organization, aided by the combined effect of price and mix. Revenue from U.S. operations represented 47.0% and 41.6% of consolidated revenue for 2005 and 2004, respectively.

•	Revenue from operations outside the U.S. was essentially flat at $73.7 million for 2005 compared to $73.4 million for 2004 but decreased to 53.0% of consolidated revenue for 2005 from 58.4% of consolidated revenue for 2004, reflecting the effect of the higher growth in revenue in the U.S.

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

•	Revenue from Asia-Pacific operations increased by $2.0 million or 9.8% to $23.0 million for 2005 from $20.9 million for 2004. This increase in revenue resulted primarily from a $2.3 million increase in unit volume and $0.5 million favorable combined effect of price and mix, partially offset by an $0.8 million unfavorable effect of foreign currency translation. Asia-Pacific revenue represented 16.6% and 16.7% of consolidated revenue for 2005 and 2004, respectively.

•	The favorable performance of our Asia-Pacific operations was largely offset by lower revenue from our European operations, which decreased by $1.8 million or 3.3% to $50.7 million for 2005 from $52.4 million for 2004. This decrease was due primarily to $3.5 million of lower revenue arising from lower unit volume and the adverse effect of foreign currency translation, partially offset by $1.7 million from the favorable combined effect of price and mix. European revenue represented 36.4% and 41.7% of consolidated revenue for 2005 and 2004, respectively.

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

Table 14

	Year ended December 31,
			2005		2004
	2006		Restated		Restated
	Gross	%	Gross	%	Gross	%
	Profit	Revenue	Profit	Revenue	Profit	Revenue
	(dollars in thousands)

Products	$39,296	39.9%	$49,449	49.6%	$40,543	48.1%
Services	6,961	19.2	12,713	32.4	16,013	38.7

Total	$46,257	34.3%	$62,162	44.7%	$56,556	45.0%

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

Operating expenses

As shown in Table 15, total operating expenses increased by $18.2 million or 33.9% to $71.9 million in 2006 after having increased 6.4% to $53.7 million in 2005 compared to 2004, each as restated. The increase in 2006 was primarily due to:

•	$5.4 million of higher severance and restructuring costs related to the relocation of our headquarters to Rock Hill, which were generally in line with our previously announced expectations;

•	$10.9 million of higher selling, general and administrative expenses; and

•	$1.9 million of higher research and development expenses.

The higher severance and restructuring costs constituted approximately 30% of the increase in operating expenses in 2006.

The increase in operating expenses in 2005 was primarily due to $1.7 million of higher research and development expenses, reflecting our continuing commitment of resources to research and development projects and new product developments, and $0.6 million increase in severance and restructuring costs, primarily arising from our relocation to Rock Hill, South Carolina. The increase in severance and restructuring costs constituted approximately 19% of the increase in operating expenses in 2005. Selling, general and administrative expenses increased by $0.9 million in 2005.

As a percentage of revenue, operating expenses increased to 53.4% of revenue in 2006 after declining in 2005 to 38.6% of revenue from 40.2% of revenue in 2004. As one of our business objectives, we are working to manage our operating expenses to be in the range of 30% to 35% of revenue as our business grows. However, there can be no assurance that we will achieve this objective.

Table 15

	Year ended December 31,
			2005		2004
	2006		Restated		Restated
		%		%		%
	Amount	Revenue	Amount	Revenue	Amount	Revenue
	(dollars in thousands)

SG&A	$51,204	38.0%	$40,344	29.0%	$39,415	31.4%
R&D	14,098	10.5	12,176	8.7	10,474	8.3
Severance and restructuring costs	6,646	4.9	1,227	0.9	605	0.5

Total	$71,948	53.4%	$53,747	38.6%	$50,494	40.2%

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

Bad debt expense was $1.6 million for 2006, nominal for 2005 and a $0.2 million credit for 2004. Our allowance for doubtful accounts was $2.4 million and $1.0 million at December 31, 2006 and 2005, respectively. Days sales outstanding (“DSO”) increased from 69 days at December 31, 2005 to 74 days at December 31, 2006 primarily due to higher receivables balances in Europe arising from customer delays in payment for systems while system performance issues were being resolved. As of March 31, 2007, most of those delayed payments had been collected following satisfactory resolution of performance issues. DSO increased from 53 days at December 31, 2004 to 69 days at December 31, 2005 primarily due to the timing of new systems shipments late in the fourth quarter of 2005. Receivables more than 90 days past due represented 9.9%, 5.0% and 4.9% of gross accounts receivable outstanding at December 31, 2006, 2005 and 2004, respectively.

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

Research and development expenses.  Research and development expenses increased 15.7% to $14.1 million in 2006 and 16.2% to $12.2 million in 2005 from $10.5 million in 2004. The increase in 2006 included research and development expenses that we incurred in connection with our development of the V-Flashtm desktop modeler and the Symyx research and development project, both of which are discussed earlier in this Form 10-K. We anticipate that we will continue to devote our efforts to these and other selected research and development projects and new product developments during 2007 and that, as a result, research and development expenses should be in the range of $12.0 million to $13.0 million for 2007.

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

On a geographic basis, we recorded a $28.9 million loss from operations in the U.S. in 2006, $3.2 million of operating income in the U.S. in 2005 and a $3.2 million loss from operations in the U.S. in 2004. During 2004, we adopted certain transfer pricing and other intercompany initiatives that contributed to our U.S. operating income in 2005 and accounted for a substantial portion of the decline in operating profit outside of the U.S. in 2005. See Note 22 to the Consolidated Financial Statements.

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

As shown in Table 18 below, the $10.0 million decrease in cash and cash equivalents in 2006 arose primarily from $8.6 million of cash used in operating activities, $11.0 million of cash used in investing activities and the $0.4 million negative exchange rate effect on cash, partially offset by $10.0 million of cash generated by financing activities. The cash generated by financing activities primarily included $8.2 million of outstanding borrowings under the Silicon Valley Bank credit facility that we are currently required to repay on or before the expiration of that facility on July 1, 2007. See Note 13 to the Consolidated Financial Statements.

The components of inventories, net were as follows:

Table 16

	Year ended
	December 31,
		2005
	2006	Restated
	(dollars in thousands)

Raw materials	$531	$207
Inventory held by assemblers	1,048	417
Work in process	—	55
Finished goods	24,535	14,131

Total	$26,114	$14,810

The $11.3 million increase in inventory at December 31, 2006 arose from:

•	$10.4 million of higher finished goods inventory that we incurred to support our anticipated level of sales and supply changes that we have implemented with certain of our outsource suppliers;

•	A $0.3 million increase in raw materials; and

•	A $0.6 million increase in inventory held by assemblers, which included a build-up of SFAS No. 49 inventory discussed below to support the supply changes with certain of our outsource suppliers mentioned above.

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

Table 17

	Year ended
	December 31,
		2005
	2006	Restated

Progress payments to assemblers	$698	$5,367
Non-trade receivables	2,429	1,051
Other	3,141	2,857

Total	$6,268	$9,275

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

Other items included in working capital at December 31, 2006 that relate to the Grand Junction facility include the $3.3 million increase in current installments of long-term debt and the $3.5 million increase in assets held for sale mentioned above. As discussed elsewhere in this Form 10-K, we closed the Grand Junction facility late in April 2006 and subsequently listed it for sale, with $3.5 million of net assets related to that facility being reclassified on our Consolidated Balance Sheet as assets held for sale. We also reclassified the $3.3 million of long-term debt associated with the industrial development bonds that financed that facility to current installments of long-term debt in anticipation of the sale of the facility. The net impact on working capital of these actions related to the Grand Junction facility was a favorable increase of $1.3 million. See Notes 6 and 13 to the Consolidated Financial Statements.

The increase in trade accounts receivable at December 31, 2006 is primarily due to higher receivable balances in Europe arising from customer delays in payment for systems while system performance issues were being resolved. During the first quarter of 2007, most of those delayed payments were collected. DSO increased to 74 days at December 31, 2006 compared to 69 days at December 31, 2005. Accounts receivable more than 90 days past due were 9.9% of receivables at December 31, 2006 compared to 5.0% of receivables at December 31, 2005. We increased our allowance for doubtful accounts to $2.4 million as of December 31, 2006 from $1.0 million as of December 31, 2005 to reflect the increase in the accounts receivable aging as of December 31, 2006. DSO and accounts receivable more than 90 days past due reflected an improvement at December 31, 2006 compared to their levels at June 30, 2006 during the disruptions that we encountered in mid-2006 when DSO was 101 days, on a restated basis, and receivables more than 90 days past due amounted to 20.7% of receivables on a restated basis.

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

Cash flow

The following table summarizes the cash used in or provided by operating activities, investing activities and financing activities, as well as the effect of exchange rate changes on cash, for the years ended December 31, 2006, 2005 and 2004:

Table 18

		2005	2004
	2006	Restated	Restated

Cash provided by (used in) operating activities	$(8,551)	$(5,760)	$2,588
Cash used in investing activities	(11,016)	(2,669)	(1,935)
Cash provided by financing activities	9,964	5,506	1,148
Effect of exchange rate changes on cash	(394)	746	196

Net increase (decrease) in cash and cash equivalents	$(9,997)	$(2,177)	$1,997

Cash flow from operations

Our operations used $8.6 million of net cash in 2006. This use of cash was generated primarily by our $29.3 million net loss for the period, partially offset by $13.5 million of non-cash items and $7.2 million of net cash provided by changes in operating accounts. These changes are discussed below:

•	The $13.5 million of non-cash items included in the net loss for 2006 consisted primarily of (i) the provision for $1.8 million of valuation allowances that we placed during 2006 on our deferred income tax assets, (ii) $6.5 million of depreciation and amortization, (iii) $2.7 million of stock-based compensation expense and (iv) $2.6 million of adjustments of provisions for bad debts and inventory reserves;

•	The $7.2 million of net cash provided by changes in operating accounts, the reasons for which are discussed above, primarily included

•	a $15.0 million increase in accounts payable;

•	a $4.5 million increase in customer deposits; and

•	a $3.0 million decrease in prepaid expenses and other current assets,

partially offset by

•	an $11.2 million increase in inventories;

•	a $2.7 million decrease in deferred revenue; and

•	a $1.7 million increase in accounts receivable.

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

Net cash used in operating activities in 2005 was $5.8 million. We generated $15.3 million of cash from our $9.4 million of net income and $5.9 million of non-cash expense for depreciation and amortization that was more than offset by:

•	$2.6 million of reconciling items, including the $2.5 million reduction in our valuation allowance for our deferred income tax assets, a $0.7 million adjustment to our inventory reserves and $0.3 million of gains on the disposition of property and equipment, partially offset by $0.9 million of stock-based compensation expense; and

•	$18.5 million of cash used in changes in operating accounts.

The principal changes in operating accounts, the reasons for which are discussed above, were:

•	$12.2 million of cash used for additions to accounts receivable;

•	$8.8 million of cash used for additions to inventories; and

•	$4.2 million of cash used for additions to prepaid expenses and other current assets,

partially offset by

•	a $4.9 million increase in accounts payable; and

•	$2.1 million of customer deposits and deferred revenue.

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

Cash provided by financing activities

Net cash provided by financing activities in 2006 increased to $10.0 million from $5.5 million in 2005. In 2006, cash was provided primarily from $8.2 million of bank borrowings under our Silicon Valley Bank credit facility discussed below and $2.8 million of net proceeds from stock option exercises and equity compensation awards. This amount was partially offset by scheduled payments of principal on our outstanding industrial development bonds and payments of preferred stock dividends. The reduction in cash provided by stock option, stock purchase plan and restricted stock proceeds is a trend that we expect to continue since we discontinued granting stock options in 2004 and there are now a lower number of stock options currently outstanding for future exercise.

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

Outstanding debt

Our outstanding debt at December 31, 2006 and 2005 was as follows:

Table 19

		2005
	2006	Restated
	(dollars in thousands)

Silicon Valley Bank credit facility	$8,200	$—
Industrial development revenue bonds:
Current portion of long-term debt	3,545	200
Long-term debt, less current portion	—	3,545

Total	11,745	3,745

Capitalized lease obligations:
Current portion of capitalized lease obligation	168	—
Capitalized lease obligation, less current portion	8,844	—

Total	9,012	—

Subordinated debt:
6% convertible subordinated debentures	15,354	22,604

Total current portion of debt	11,913	200
Total long-term portion of debt	24,198	26,149

Total debt	$36,111	$26,349

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

Rental expense for the years ended December 31, 2006, 2005 and 2004 was $2.4 million, $2.5 million and $2.9 million, respectively.

For a discussion of material debt commitments (including our 6% convertible subordinated debentures and our industrial development bonds), see our discussion above under the heading “— 6% convertible subordinated debentures” and “— Industrial development bonds.”

Future contractual payments at December 31, 2006 are set forth in Table 20 below.

Table 20

	Year Ending December 31
	2007	2008-2009	2010-2011	Later Years	Total

Bank credit facility(1)	$8,200	$—	$—	$—	$8,200
Capitalized lease obligations	793	1,586	1,577	15,102	19,058
Non-cancelable operating leases	1,639	758	163	35	2,595
6% convertible subordinated debentures(2)	921	1,842	1,842	17,120	21,725
Industrial development bonds(3)	360	757	828	2,460	4,405

	$11,913	$4,943	$4,410	$34,717	$55,983

(1)	Does not include accrued interest as it is a revolving credit facility that can be repaid at any time.

(2)	Includes accrued interest in each period at the 6% rate provided for in such debentures and assumes that the $15.4 million principal amount of these debentures outstanding at December 31, 2006 will not be converted into Common Stock and will remain outstanding until their final maturity date.

(3)	Includes accrued interest at the 4.01% rate in effect at December 31, 2006 and scheduled principal payments in each year. Also assumes that these bonds will not be paid off until their scheduled maturity. We intend to repay these bonds upon sale of the Grand Junction facility.

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

Stockholders’ equity

Stockholders’ equity decreased 0.7% to $69.7 million at December 31, 2006 from $70.2 million at December 31, 2005. This decrease was a direct result of the $29.3 million loss incurred in 2006. The loss was almost completely offset by the combination of the $15.2 million conversion of our Series B Preferred Stock into Common Stock (net of $1.0 million of our non-cash dividend costs discussed above), the conversion of $7.3 million aggregate principal amount of our 6% convertible subordinated debentures into Common Stock, the net proceeds from the exercise of stock options, the fair market value of restricted stock granted in 2006, and a $0.5 million favorable increase in accumulated other comprehensive income arising from our restatement of the goodwill associated with the 2001 acquisition of our Swiss subsidiary.

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

Our Consolidated Statements of Operations include a $0.1 million gain in 2006 compared to a $0.9 million loss in 2005 and a $0.3 million gain in 2004 arising from the realized effect of foreign-currency related items. The unrealized effect of foreign currency translation in 2006 resulted in a $1.6 million gain that was recorded in stockholders’ equity as other comprehensive income, compared to a $2.2 million loss in 2005 and a $1.3 million gain in 2004. At December 31, 2006, a hypothetical change of 10% in foreign currency exchange rates would cause a $7.6 million change in revenue in our Consolidated Statement of Operations assuming all other variables were held constant.

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

The dollar equivalent of the foreign currency contracts and their related fair values as of December 31, 2006 and 2005 were as follows:

Table 21

	Foreign Currency		Foreign Currency		Foreign Currency
	Option Contracts		Purchase Contracts		Sales Contracts
		2005		2005		2005
	2006	Restated	2006	Restated	2006	Restated
	(dollars in thousands)

Notional amount	$—	$837	$536	$1,269	$2,487	$4,624
Fair value	—	866	526	1,258	2,595	4,519

Net unrealized gain (loss)	$—	$29	$(10)	$(11)	$(108)	$105

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

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115”, which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value, nor does it eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157, “Fair Value Measurements,” and SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.” SFAS No. 159 is effective for our fiscal year beginning January 1, 2008. We are currently assessing the impact that the adoption of SFAS No. 159 may have on our consolidated financial statements.

In December 2006, FASB issued EITF No. 00-19-2, “Accounting for Registration Payment Arrangements.” EITF No. 00-19-2 addresses an issuer’s accounting for registration payment arrangements and specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5. The guidance in EITF No. 00-19-2 amends SFAS Nos. 133 and 150 and FASB Interpretation No. 45 to include scope exceptions for registration payment arrangements. EITF No. 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2006. We anticipate that the adoption in 2007 of EITF No. 00-19-2 will have no impact on our consolidated financial statements for that year.

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

The estimated fair value of our total debt and preferred stock declined to $44.2 million at December 31, 2006 from $94.5 million for our total debt and preferred stock at December 31, 2005. A substantial portion of this decline in fair value was attributable to the conversion of our Series B Convertible Preferred Stock in 2006. We had no shares of preferred stock outstanding at December 31, 2006 as all such shares of preferred stock were converted into shares of Common Stock on June 8, 2006. This value included at December 31, 2005, with respect to our fixed-rate convertible securities, the cost of replacing these securities with borrowings at current rates and comparable maturities on the assumption that these securities will remain outstanding until their mandatory redemption dates. The fair value of our fixed-rate instruments is an estimate, which includes discounting of the outstanding balance to reflect current market rates of interest and an estimation of the value of the conversion options based on the Black-Scholes’ option pricing model. The Black-Scholes’ option pricing model is intended to value options while giving effect to the term of the option, the exercise or strike price, the market price of our Common Stock and an estimate of the volatility of our Common Stock. Such changes in the fair value of our fixed-rate instruments do not alter our obligations to repay the outstanding principal amount of such debt or the total liquidation value of our outstanding preferred stock at maturity.

The $3.7 million decrease in estimated fair value of fixed-rate instruments during 2006 resulted from the effect of the conversion of $7.3 million of our 6% debentures into Common Stock in 2006, partially offset by the addition of $9.0 million of capitalized lease obligations. The interest rate used to discount the contractual payments associated with the 6% debentures was 13% for both 2006 and 2005. The carrying value of the Series B Convertible Preferred Stock at December 31, 2005 was reflected in the Consolidated Balance Sheets at its mandatory redemption value of $6.00 per share, net of unaccreted issuance costs. None of that preferred stock was outstanding at December 31, 2006. See Notes 13 and 14 to the Consolidated Financial Statements.

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

Our Consolidated Statements of Operations include a $0.1 million gain in 2006 compared to $0.9 million of loss in 2005 and $0.3 million of gain in 2004 arising from the realized effect of foreign-currency related items. The unrealized effect of foreign currency translation in 2006 resulted in a $1.6 million gain that was recorded in stockholders’ equity as other comprehensive income, compared to a $2.2 million loss in 2005 and a $1.3 million gain in 2004. At December 31, 2006, a hypothetical change of 10% in foreign currency exchange rates would cause a $7.6 million change in revenue in our Consolidated Statement of Operations assuming all other variables were held constant.

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

The dollar equivalent of the foreign currency contracts and their related fair values as of December 31, 2006 and 2005 were as follows:

Table 22

	Foreign Currency		Foreign Currency		Foreign Currency
	Option Contracts		Purchase Contracts		Sales Contracts
		2005		2005		2005
	2006	Restated	2006	Restated	2006	Restated
	(dollars in thousands)

Notional amount	$—	$837	$536	$1,269	$2,487	$4,624
Fair value	—	866	526	1,258	2,595	4,519

Net unrealized gain (loss)	$—	$29	$(10)	$(11)	$(108)	$105

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

As of December 31, 2006, the following material weaknesses in our internal control over financial reporting, which, in the case of items 1 through 4, we have previously identified and disclosed in our Quarterly Reports on Form 10-Q for the quarterly periods ended June 30, 2006 and September 30, 2006, had not been fully remedied and continued to exist:

1.	We did not maintain a timely and accurate period-end financial statement closing process or effective procedures for reconciling and compiling our financial records in a timely fashion.

With respect to these procedures, we determined that this material weakness primarily arose as a result of the following contributing factors:

•	Inexperience and lack of training of personnel with respect to the closing procedures required under our new ERP system that became operational in May 2006;

•	Unfamiliarity of employees with the reports generated by our new ERP system such that their utility in compiling and reconciling financial data was not fully recognized in connection with our period-end closing process;

•	The combination of starting up our new ERP system, addressing problems with supply chain and order processing and fulfillment activities, and conflicting demands on our employees’ time;

•	Human errors in entering, completing and correcting product and vendor data in our ERP system; and

•	Difficulties in consolidating European financial information in the U.S. consolidation process.

2.	We did not effectively process and safeguard inventory.

With respect to inventory accounting, we determined that this material weakness resulted from the following fundamental sources:

•	Insufficient planning and execution of the conversion from our legacy systems to our new ERP system;

•	Errors or corruption in the data migrated from our legacy accounting systems to our new ERP system;

•	Data that was missing from, and errors in inputting data into, our new ERP system; and

•	Significant operational difficulties that we encountered in taking, processing and filling orders on our new ERP system during the second quarter of 2006 both directly and through certain of our third-party suppliers to end users, including a logistics and warehousing firm that we employed beginning in the second quarter of 2006.

3	We did not effectively invoice customers, process accounts receivable or apply customer payments.

With respect to these matters, we determined that this material weakness primarily resulted from three fundamental sources:

•	We experienced errors in the invoicing and recording of customer billings, in the application of customer payments and in the reconciliation of customer accounts. These matters required us to issue and record credit memoranda for the benefit of customers for product returns, pricing adjustments, changes to service contracts, freight-related matters and other similar matters that contributed to the need to restate our financial statements for the first and second quarters of 2006 and for the years ended December 31, 2005 and 2004. We also identified cash that we had received but which had not been applied to customer accounts or the related accounts receivable.

•	Some customer contracts were not fully integrated and reflected in our new ERP system.

•	Certain tax-exempt customers were charged sales tax in error, and certain customers were inadvertently not billed for sales tax on their purchases.

4.	We did not effectively monitor our accounting function and our oversight of financial controls.

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

To remediate this issue, we have engaged a third-party accounting firm to assist us in completing our income tax provision and related disclosures in our Consolidated Financial Statements for the year ended December 31, 2006, and we plan to take the following additional remedial actions:

•	Conduct a survey to determine the foreign income tax provision requirements for each country in which we have operations;

•	Train local employees on foreign income tax provision requirements;

•	Hire or retain in each applicable foreign jurisdiction persons with the knowledge that is necessary to calculate correctly or advise on the correct calculation of the relevant tax provisions;

•	Formalize in written procedures our policies related to the calculation of our foreign income tax provisions; and

•	Either hire a corporate tax director or retain outside advisers knowledgeable in U.S. and foreign income tax provision requirements to assist us in correctly and timely calculating these tax provisions.

2.	We did not adequately control access to the databases in our new ERP system. We found that, as a result of the design of access to the system, numerous employees had access to multiple databases in our new ERP system. Notwithstanding the foregoing, no evidence has been found of improper manipulation or fraud. We determined that this material weakness primarily arose as a result of the following contributing factors:

•	The combination of our relocation to Rock Hill, South Carolina, changes in the accounting personnel, and the difficulties we encountered in implementing our new ERP system;

•	An inherent programming design issue in the setup of the our new ERP system’s data access rules; and

•	Our new ERP system’s access rights to certain databases, which automatically program additional access rights to several databases.

2.	To remediate this issue, we will do the following:

•	Conduct a review of the our new ERP system’s database access controls;

•	Direct our information technology organization to determine the feasibility of implementing targeted access to the various data applications in our new ERP system;

•	Direct all department managers whose employees have access to our new ERP system to conduct frequent reviews of a listing of databases accessed during the week by employees to ensure that employees are accessing only the databases that are necessary for the completion of their work; and

•	Cause our new ERP system’s database users with write access to be locked out after 30 days of non-use.

3.	We also determined that we did not maintain adequate internal controls over the use of spreadsheets used to prepare our financial statements. This material weakness consisted of the failure to properly control access to and the use of those spreadsheets. We determined that this material weakness primarily arose as a result of the same factors that are listed in the first three bullet points under the material weakness discussed in paragraph 4 on page 88. To remediate this material weakness, we plan to take the following actions:

•	We will train all necessary employees in the importance of following our established policy with respect to spreadsheets;

•	We will prepare an inventory of the spreadsheets that we are currently using and identify the key spreadsheets that, in our judgment, should be controlled from an internal control standpoint; and

•	We will train employees with access to those spreadsheets to update the list of spreadsheets that are subject to internal control monthly and to follow our policies with respect to the creation, maintenance and use of spreadsheets.

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

		Weighted average	Number of securities
	Number of securities	exercise price of	remaining
	to be issued upon	outstanding	available for
	exercise of	options,	future issuance
	outstanding options,	warrants and	under equity
Plan Category	warrants and rights	rights	compensation plans
	(number of securities in thousands)

Equity compensation plans approved by stockholders	1,012	$9.82	923
Equity compensation plans not approved by stockholders	344	7.22	—

Total	1,356	9.16	923

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1),(2)	Financial Statements and Financial Statement Schedules
The Consolidated Financial Statements and Financial Statement Schedule listed on page F-1 of this document are filed as part of this filing
(a)(3)	Exhibits
The following exhibits are included as part of this filing and incorporated herein by this reference:
3.1	Certificate of Incorporation of Registrant. (Incorporated by reference to Exhibit 3.1 to Form 8-B filed on August 16, 1993, and the amendment thereto, filed on Form 8-B/A on February 4, 1994.)
3.2	Amendment to Certificate of Incorporation filed on May 23, 1995. (Incorporated by reference to Exhibit 3.2 to Registrant’s Registration Statement on Form S-2/A, filed on May 25, 1995.)
3.3	Certificate of Designation of Rights, Preferences and Privileges of Preferred Stock. (Incorporated by reference to Exhibit 2 to Registrant’s Registration Statement on Form 8-A filed on January 8, 1996.)
3.4	Certificate of Designation of the Series B Convertible Preferred Stock, filed with the Secretary of State of Delaware on May 2, 2003. (Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K, filed on May 7, 2003.)
3.5	Certificate of Elimination of Series A Preferred Stock filed with the Secretary of State of Delaware on March 4, 2004. (Incorporated reference to Exhibit 3.6 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, filed on March 15, 2004.)
3.6	Certificate of Elimination of Series B Preferred Stock filed with the Secretary of State of Delaware on June 9, 2006. (Incorporated reference to Exhibit 3.1 of Registrant’s Current Report on Form 8-K, filed on June 9, 2006.)
3.7	Certificate of Amendment of Certificate of Incorporation filed with Secretary of State of Delaware on May 19, 2004. (Incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, filed on August 5, 2004.)
3.8	Certificate of Amendment of Certificate of Incorporation filed with Secretary of State of Delaware on May 17, 2005. (Incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, filed on August 1, 2005.)
3.9	Amended and Restated By-Laws. (Incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K, filed on December 1, 2006.)

4.1*	3D Systems Corporation 1996 Stock Incentive Plan. (Incorporated by reference to Appendix A to Registrant’s Definitive Proxy Statement filed on March 30, 2001.)
4.2*	Form of Incentive Stock Option Contract for Executives pursuant to the 1996 Stock Incentive Plan. (Incorporated by reference to Exhibit 4.6 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 16, 2001.)
4.3*	Form of Non-Statutory Stock Option Contract for Executives pursuant to the 1996 Stock Incentive Plan. (Incorporated by reference to Exhibit 4.7 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 16, 2001.)
4.4*	Form of Employee Incentive Stock Option Contract pursuant to the 1996 Stock Incentive Plan. (Incorporated by reference to Exhibit 4.8 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999, filed on March 30, 2000.)
4.5*	Form of Employee Non-Statutory Stock Option Contract pursuant to the 1996 Stock Incentive Plan. (Incorporated by reference to Exhibit 4.9 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999, filed on March 30, 2000.)
4.6*	3D Systems Corporation 1996 Non-Employee Directors’ Stock Option Plan. (Incorporated by reference to Appendix B to Registrant’s Definitive Proxy Statement filed on March 30, 2001.)
4.7*	Form of Director Option Contract pursuant to the 1996 Non-Employee Director Stock Option Plan. (Incorporated by reference to Exhibit 4.5 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999, filed on March 30, 2000.)
4.8*	3D Systems Corporation 1998 Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-8 filed on July 10, 1998.)
4.9*	3D Systems Corporation 2001 Stock Option Plan. (Incorporated by reference to Exhibit 10.1 to Registrant’s Registration Statement on Form S-8 filed on June 11, 2001.)
4.10*	2004 Incentive Stock Plan of 3D Systems Corporation. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8, filed on May 19, 2004.)
4.11*	Form of Restricted Stock Purchase Agreement for Employees. (Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8, filed on May 19, 2004.)
4.12*	Form of Restricted Stock Purchase Agreement for Officers. (Incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8, filed on May 19, 2004.)
4.13*	Restricted Stock Plan for Non-Employee Directors of 3D Systems Corporation. (Incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8, filed on May 19, 2004.)
4.14*	Amendment No. 1 to Restricted Stock Plan for Non-Employee Directors. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, filed on August 1, 2005.)
4.15*	Form of Restricted Stock Purchase Agreement for Non-Employee Directors. (Incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-8, filed on May 19, 2004.)
10.1	Lease dated as of July 12, 1988, by and between 3D Systems, Inc. and Valencia Tech Associates. (Incorporated by reference to Exhibit 3.1 to 3-D Canada’s Annual Report on Form 20-F for the year ended December 31, 1987 (Reg. No. 0-16333).)
10.2	Amendment No. 1 to Lease Agreement between 3D Systems, Inc. and Katell Valencia Associates, a California limited partnership, dated May 28, 1993. (Incorporated by reference to Exhibit 10.2 to Form 8-B filed on August 16, 1993.)
10.3	Lease Amendment No. 2 dated as of March 1, 1996 by and between Katell Valencia Associates, a California limited partnership and 3D Systems, Inc., a California corporation. (Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 28, 2003, filed on July 14, 2003.)
10.4	Third Amendment to Lease dated as of August 27, 2002 by and between Katell Valencia Associates, a California limited partnership and 3D Systems, Inc., a California corporation. (Incorporated by reference to Exhibit 10.2 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, filed on June 30, 2003.)

10.5	Agreement dated as of July 19, 1988, by and among 3D Systems, Inc., UVP, Inc., Cubital Ltd. and Scitex Corporation Ltd. (Incorporated by reference to Exhibit 3.10 to 3-D Canada’s Annual Report on Form 20-F for the year ended December 31, 1987 (Reg. No. 0-16333).)
10.6	Patent Purchase Agreement dated January 5, 1990 by and between 3D Systems, Inc. and UVP. (Incorporated by reference to Exhibit 10.28 to 3-D Canada’s Registration Statement on Form S-1 (Reg. No. 33-31789).)
10.7	Security Agreement dated as of the 5th day of January, 1990 by and between UVP and 3D Systems, Inc. relating to security interest in UVP Patent. (Incorporated by reference to Exhibit 10.29 to 3-D Canada’s Registration Statement on Form S-1 (Reg. No. 33-31789).)
10.8	Assignment of UVP Patent dated January 12, 1990 by UVP to 3D, Inc. (Incorporated by reference to Exhibit 10.30 to 3-D Canada’s Registration Statement on Form S-1 (Reg. No. 33-31789).)
10.9*	Form of Indemnification Agreement between Registrant and certain of its executive officers and directors. (Incorporated by reference to Exhibit 10.18 to Form 8-B filed on August 16, 1993, and the amendment thereto, filed on Form 8-B/A on February 4, 1994.)
10.10	Agreement dated October 4, 1995 between Registrant and Mesa County Economic Development Council, Inc., a Colorado non-profit corporation. (Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 29, 1995, filed on November 13, 1995.)
10.11	Patent License Agreement dated December 16, 1998 by and between 3D Systems, Inc., NTT Data CMET, Inc. and NTT Data Corporation. (Incorporated by reference to Exhibit 10.56 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998, filed on March 31, 1999.)
10.12	Lease Agreement dated February 8, 2006 between the Registrant and KDC-Carolina Investments 3, LP. (Incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K, filed on February 10, 2006.)
10.13	First Amendment to Lease Agreement dated August 7, 2006 between the Registrant and KDC-Carolina Investments 3, LP. (Incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K, filed on August 14, 2006.)
10.14	Second Amendment to Lease Agreement effective as of October 6, 2006 to Lease Agreement dated February 8, 2006 between 3D Systems Corporation and KDC-Carolina Investments 3, LP. (Incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K, filed on October 10, 2006.)
10.15	Third Amendment to Lease Agreement effective as of December 18, 2006 to Lease Agreement dated February 8, 2006 between 3D Systems Corporation and KDC-Carolina Investments 3, LP. (Incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K, filed on December 20, 2006.)
10.16	Fourth Amendment to Lease Agreement effective as of February 26, 2007 to Lease Agreement dated February 8, 2006 between 3D Systems Corporation and KDC-Carolina Investments 3, LP. (Incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K, filed on March 1, 2007.)
10.17	Purchase and Sale Agreement effective as of December 18, 2006 between 3D Systems Corporation and KDC Carolina Investments 3, LP. (Incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K, filed on December 20, 2006.)
10.18	First Amendment to Purchase and Sale Agreement entered into as of January 5, 2007 between the Registrant and KDC-Carolina Investments 3, LP. (Incorporated by reference to Exhibit 10.6 to Registrants’ Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006, filed on February 2, 2007.)
10.19*	Stock Option Agreement dated July 1, 1999, between Registrant and G. Walter Loewenbaum II. (Incorporated by reference to Exhibit 10.1 to Registrant’s Registration Statement on Form S-8, filed on May 11, 2000.)

10.20	Sixth Amendment to Reimbursement Agreement dated November 8, 2002, between Registrant and Wells Fargo Bank West, National Association. (Incorporated by reference to Exhibit 10.10 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 27, 2002, filed on November 12, 2002.)
10.21	Seventh Amendment to Reimbursement Agreement dated March 4, 2004, between Registrant and Wells Fargo Bank, N.A. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed on March 10, 2004.)
10.22	Waiver dated June 26, 2003, between Wells Fargo Bank West, N.A. and Registrant. (Incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 28, 2003, filed on July 14, 2003.)
10.23*	Employment Letter Agreement, effective September 19, 2003, by and between Registrant and Abraham N. Reichental. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed on September 22, 2003.)
10.24*	Agreement, dated December 17, 2003, by and between Registrant and Abraham N. Reichental. (Incorporated by reference to Exhibit 10.43 to Registrant’s Amendment No. 1 to Registration Statement on Form S-1, filed on January 21, 2004.)
10.25	Form of Debenture Purchase Agreement by and among 3D Systems Corporation and the purchasers listed on Schedule I to the Debenture Purchase Agreement. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed on December 17, 2003.)
10.26	Form of 6% Convertible Subordinated Debenture. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K, filed on December 17, 2003.)
10.27*	Employment Letter Agreement, entered into on December 24, 2003, by and between Registrant and Fred R. Jones. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed on December 29, 2003.)
10.28	Letter Agreement by and between 3D Systems Corporation and Fred R. Jones. (Incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K, filed on April 2, 2007.)
10.29	Waiver entered into on January 12, 2004, between Wells Fargo Bank, N.A. and 3D Systems Corporation. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed on January 21, 2004.)
10.30	Loan and Security Agreement by and among the Registrant, 3D Systems, Inc. and Silicon Valley Bank dated as of June 30, 2004. (Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, filed on August 5, 2004.)
10.31	Amendment No. 1 to Loan and Security Agreement dated as of July 22, 2005 by and among Silicon Valley Bank, the Company, 3D Systems, Inc. and the other parties thereto. (Incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K, filed on July 28, 2005.)
10.32	Amendment No. 2 to Loan and Security Agreement by and among Silicon Valley Bank, the Company, 3D Systems, Inc., 3D Holdings LLC, 3D Systems Asia Pacific Limited, 3D Capital Corporation dated and effective as of March 30, 2006. (Incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K, filed on April 4, 2006.)
10.33	Third Amendment entered into January 19, 2007 by and among Silicon Valley Bank, the Company, 3D Systems, Inc. and the other parties thereto. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed on January 25, 2007.)
10.34	Fourth Amendment entered into February 9, 2007 by and among Silicon Valley Bank, the Company and 3D Systems, Inc. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed on February 13, 2007.)
10.35	Fifth Amendment entered into April 26, 2007 by and among Silicon Valley Bank, the Company, 3D Systems, Inc. and the other parties thereto. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed on April 27, 2007.)
14.1	Code of Conduct, as amended effective as of November 30, 2006 (Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K, filed on December 1, 2006.)

14.2	3D Systems Corporation Code of Ethics for Senior Financial Executives and Directors. (Incorporated by reference to Exhibit 14.2 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, filed on March 15, 2004.)
21.1	Subsidiaries of Registrant. (Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on April 30, 2007.)
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 2, 2007.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 2, 2007.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 2, 2007.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 2, 2007.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

3D Systems Corporation

By:	/s/ Abraham N. Reichental
Abraham N. Reichental
President and Chief Executive Officer

Date: August 2, 2007

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

/s/ BDO Seidman, LLP

BDO Seidman, LLP
Los Angeles, California
April 30, 2007

3D Systems Corporation

Consolidated Balance Sheets

As of December 31, 2006 and 2005
(in thousands, except par value)

		2005
	2006	Restated

ASSETS
Current assets:
Cash and cash equivalents	$14,331	$24,328
Accounts receivable, net of allowance for doubtful accounts of $2,359 (2006) and $990 (2005)	34,513	32,766
Inventories, net of reserves of $2,353 (2006) and $1,317 (2005)	26,114	14,810
Prepaid expenses and other current assets	6,268	9,275
Deferred income tax assets	748	2,500
Restricted cash	1,200	—
Assets held for sale	3,454	—

Total current assets	86,628	83,679
Property and equipment, net	23,763	11,992
Intangible assets, net	6,602	8,577
Goodwill	46,867	46,071
Restricted cash	—	1,200
Other assets, net	2,334	2,281

	$166,194	$153,800

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank credit facility	$8,200	$—
Current portion of long-term debt	3,545	200
Current portion of capitalized lease obligation	168	—
Accounts payable	26,830	11,684
Accrued liabilities	12,577	12,316
Customer deposits	6,510	1,945
Deferred revenue	11,463	13,725

Total current liabilities	69,293	39,870
Long-term portion of capitalized lease obligation	8,844	—
Long-term debt, less current portion	—	3,545
Convertible subordinated debentures	15,354	22,604
Other liabilities	3,034	2,327

Total liabilities	96,525	68,346

Preferred Stock, authorized 5,000 shares; Series B convertible redeemable preferred stock, authorized 0 shares (2006) and 2,670 shares (2005), issued and outstanding 0 (2006) and 2,617 (2005)	—	15,242

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value, authorized 60,000 shares; issued and outstanding 19,085 (2006) and 15,302 (2005)	19	15
Additional paid-in capital	132,566	106,591
Deferred compensation	—	(1,461)
Treasury stock, at cost; 28 shares (2006) and 12 shares (2005)	(89)	(73)
Accumulated deficit in earnings	(64,455)	(35,175)
Accumulated other comprehensive income (loss)	1,628	315

Total stockholders’ equity	69,669	70,212

	$166,194	$153,800

See accompanying notes to Consolidated Financial Statements.

3D Systems Corporation

Consolidated Statements of Operations

Years Ended December 31, 2006, 2005 and 2004
(in thousands, except per share amounts)

		2005	2004
	2006	Restated	Restated

Revenue:
Products	$98,525	$99,781	$84,207
Services	36,295	39,297	41,403

Total revenue	134,820	139,078	125,610

Cost of sales:
Products	59,229	50,332	43,664
Services	29,334	26,584	25,390

Total cost of sales	88,563	76,916	69,054

Gross profit	46,257	62,162	56,556

Operating expenses:
Selling, general and administrative	51,204	40,344	39,415
Research and development	14,098	12,176	10,474
Severance and other restructuring costs	6,646	1,227	605

Total operating expenses	71,948	53,747	50,494

Income (loss) from operations	(25,691)	8,415	6,062
Interest and other expense, net	1,410	700	1,981

Income (loss) before income taxes	(27,101)	7,715	4,081
Provision (benefit) for income taxes	2,179	(1,691)	1,061

Net income (loss)	(29,280)	9,406	3,020
Preferred stock dividends and accretion of unamortized issuance costs	1,414	1,679	1,534

Net income (loss) available to common stockholders	$(30,694)	$7,727	$1,486

Net income (loss) available to common stockholders
per share—basic	$(1.77)	$0.52	$0.11

Net income (loss) available to common stockholders
per share—diluted	$(1.77)	$0.48	$0.11

See accompanying notes to Consolidated Financial Statements.

3D Systems Corporation

Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2006, 2005 and 2004

(in thousands, except par value)

											Accum.
	Common Stock				Changes		Notes	Treasury Stock			Other
		Par		Add’l	in		Receivable				Comp.	Total
		Value		Paid in	Preferred	Deferred	From			Accum.	Inc.	Stockholders’
	Shares	$0.001		Capital	Stock	Comp.	Employees	Shares	Amount	Deficit	(Loss)	Equity

Balance at December 31, 2003	12,903	$13		$85,588	$(867)	$—	$(19)	6	$(45)	$(47,442)	$(530)	$36,698
Restatement adjustment	—	—		—	—	—	—	—	—	(159)	1,718	1,559

Balance at December 31, 2003 (restated)	12,903	13		85,588	(867)	—	(19)	6	(45)	(47,601)	1,188	38,257
Exercise of stock options	672	(a	)	4,800	—	—	—	—	—	—	—	4,800
Employee stock purchase plan	11	(a	)	93	—	—	—	—	—	—	—	93
Stock compensation	55	(a	)	627	—	—	—	—	—	—	—	627
Stock redeemed to payoff employee loans	(2)	(a	)	—	—	—	19	2	(23)	—	—	(4)
Issuance of restricted stock	5	(a	)	57	—	(52)	—	—	—	—	—	5
Amortization of restricted stock	—	—		—	—	7	—	—	—	—	—	7
Conversion of preferred stock	13	(a	)	79	—	—	—	—	—	—	—	79
Conversion of subordinated debentures	833	1		9,999	—	—	—	—	—	—	—	10,000
Liquidated damages	—	—		(397)	—	—	—	—	—	—	—	(397)
Stock registration costs	—	—		(586)	—	—	—	—	—	—	—	(586)
Preferred stock dividends	—	—		—	(1,468)	—	—	—	—	—	—	(1,468)
Accretion of preferred stock issuance costs	—	—		—	(66)	—	—	—	—	—	—	(66)
Net income	—	—		—	—	—	—	—	—	3,020	—	3,020
Foreign currency translation adjustment	—	—		—	—	—	—	—	—	—	1,289	1,289

Balance at December 31, 2004 (restated)	14,490	$14		$100,260	$(2,401)	$(45)	$—	8	$(68)	$(44,581)	$2,477	$55,656

(a)	Amounts not shown due to rounding.

3D Systems Corporation

Consolidated Statements of Stockholders’ Equity (Continued)

Years Ended December 31, 2006, 2005 and 2004
(in thousands, except par value)

	Common Stock				Changes		Notes	Treasury Stock			Other
		Par		Add’l	in		Receivable				Comp.	Total
		Value		Paid in	Preferred	Deferred	From			Accum.	Inc.	Stockholders’
	Shares	$0.001		Capital	Stock	Comp.	Employees	Shares	Amount	Deficit	(Loss)	Equity

Balance at December 31, 2004 (restated)	14,490	$14		$100,260	$(2,401)	$(45)	$—	8	$(68)	$(44,581)	$2,477	$55,656
Exercise of stock options	672	1		7,991	—	—	—	—	—	—	—	7,992
Employee stock purchase plan	9	—	(a)	126	—	—	—	—	—	—	—	126
Stock compensation	—	—	(a)	—	—	—	—	—	—	—	—	—
Issuance of restricted stock	117	—	(a)	2,378	—	(1,901)	—	4	(5)	—	—	472
Amortization of restricted stock	—	—		—	—	485	—	—	—	—	—	485
Conversion of preferred stock	4			26	—	—	—	—	—	—	—	26
Conversion of subordinated debentures	10	—		100	—	—	—	—	—	—	—	100
Preferred stock dividends	—	—		—	(1,615)	—	—	—	—	—	—	(1,615)
Accretion of preferred stock issuance costs	—	—		(211)	(63)	—	—	—	—	—	—	(274)
Net income	—	—		—	—	—	—	—	—	9,406	—	9,406
Foreign currency translation adjustment	—	—		—	—	—	—	—	—		(2,162)	(2,162)

Balance at December 31, 2005 (restated)	15,302	15		110,670	(4,079)	(1,461)	—	12	(73)	(35,175)	315	70,212
Exercise of stock options	288	—	(a)	2,607	—	—	—	—	—	—	—	2,607
Employee stock purchase plan	2	—	(a)	33	—	—	—	—	—	—	—	33
Stock compensation expense				2,677	—	—	—	—	—	—	—	2,677
Issuance (repurchase) of restricted stock	140	—	(a)	145	—	—	—	16	(16)	—	—	129
Adoption of FASB 123R		—		(1,461)	—	1,461	—	—	—	—	—	—
Conversion of preferred stock	2,617	3		15,699	—	—	—	—	—	—	—	15,702
Conversion of subordinated debentures	713	1		7,249	—	—	—	—	—	—	—	7,250
Common stock issued for preferred stock dividends	23	—	(a)	440	—	—	—	—	—	—	—	440
Preferred stock dividends	—	—	(a)	(5,493)	4,526	—	—	—	—	—	—	(967)
Accretion of preferred stock issuance costs	—	—		—	(447)	—	—	—	—	—	—	(447)
Cumulative loss on pension plan—unrealized	—	—		—	—	—	—		—	—	(267)	(267)
Net loss	—	—		—	—	—	—	—	—	(29,280)	—	(29,280)
Foreign currency translation adjustment	—	—		—	—	—	—	—	—	—	1,580	1,580

Balance at December 31, 2006	19,085	$19		$132,566	$0	$—	$—	28	$(89)	$(64,455)	$1,628	$69,669

(a)	Amounts not shown due to rounding.

See accompanying notes to Consolidated Financial Statements.

3D Systems Corporation

Consolidated Statements of Comprehensive Income (Loss)

Years ended December 31, 2006, 2005 and 2004

(in thousands)

		2005	2004
	2006	Restated	Restated

Net income (loss)	$(29,280)	$9,406	$3,020
Other comprehensive income (loss):
Unrealized loss on pension obligation	(267)	—	—
Foreign currency translation adjustments	1,580	(2,162)	1,289

Comprehensive income (loss), net	$(27,967)	$7,244	$4,309

See accompanying notes to Consolidated Financial Statements.

3D Systems Corporation

Consolidated Statements of Cash Flows
Years Ended December 31, 2006, 2005 and 2004

(in thousands)

		2005	2004
	2006	Restated	Restated

Cash flows from operating activities:
Net income (loss)	$(29,280)	$9,406	$3,020
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for (benefit of) deferred income taxes	1,752	(2,500)	—
Depreciation and amortization	6,529	5,926	6,956
Provisions for (benefit of) bad debts	1,612	(48)	(216)
Adjustments for inventory reserve	968	(733)	(310)
Stock-based compensation	2,677	941	634
Non-cash payment of interest on employee note with Common Stock	—	—	(4)
(Gain) loss on disposition of property and equipment	7	(262)	231
Changes in operating accounts:
Accounts receivable	(1,937)	(12,615)	1,550
Lease receivables	177	448	21
Inventories	(11,242)	(8,775)	(249)
Prepaid expenses and other current assets	2,979	(4,225)	(2,858)
Other assets	(26)	(68)	88
Accounts payable	14,957	4,911	(413)
Accrued liabilities	(104)	107	(3,153)
Customer deposits	4,527	1,157	48
Deferred revenue	(2,735)	945	(2,533)
Other liabilities	588	(375)	(224)

Net cash provided by (used in) operating activities	(8,551)	(5,760)	2,588

Cash flows used in investing activities:
Purchases of property and equipment	(10,100)	(2,516)	(781)
Proceeds from disposition of property and equipment	248	727	—
Additions to license and patent costs	(506)	(372)	(417)
Software development costs	(658)	(508)	(737)

Net cash used in investing activities	(11,016)	(2,669)	(1,935)

Cash flows provided by financing activities:
Stock options, stock purchase plan and restricted stock proceeds	2,775	8,135	4,899
Bank borrowings	8,200	—	—
Repayment of long-term debt	(226)	(180)	(165)
Payments under obligation to former stockholders of 3D Systems S.A.	—	(585)	(852)
Securities issuance costs	—	(211)	—
Payment of preferred stock dividends	(785)	(1,617)	(1,420)
Payment of accrued liquidated damages	—	(36)	(837)
Stock registration costs	—	—	(428)
Payment to OptoForm minority stockholder	—	—	(49)

Net cash provided by financing activities	9,964	5,506	1,148

Effect of exchange rate changes on cash	(394)	746	196

Net increase (decrease) in cash and cash equivalents	(9,997)	(2,177)	1,997
Cash and cash equivalents at the beginning of the period	24,328	26,505	24,508

Cash and cash equivalents at the end of the period	$14,331	$24,328	$26,505

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

Pension costs

The Company accounts for pension costs in accordance with SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Retirement Plans,” which it adopted as of December 31, 2006. SFAS No. 158 requires that a plan’s unrecognized net gain or loss be recognized on the balance sheet, net of the related tax effect, as an adjustment to Other Comprehensive Income (Loss) and in Other Liabilities in the Consolidated Balance Sheet at December 31, 2006. The Company included the expected service cost, benefit

3D Systems Corporation

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2006, 2005 and 2004

(in thousands, except per share data)

payments and interest cost for 2007 in Accrued Liabilities at December 31, 2006 and also included the non-current portion of the accrued pension liability in Other Liabilities at December 31, 2006. See Note 16.

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

	2005	2004
	Restated	Restated

Net income (loss) available to common stockholders, as reported	$7,727	$1,486
Deduct: Stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(1,144)	(2,120)

Pro forma net income (loss)	$6,583	$(634)

Basic net income (loss) available to stockholders per common share:
As reported	$0.52	$0.11

Pro forma	$0.44	$(0.05)

Diluted net income (loss) available to stockholders per common share:
As reported	$0.48	$0.11

Pro forma	$0.41	$(0.04)

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

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115”, which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and

3D Systems Corporation

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2006, 2005 and 2004

(in thousands, except per share data)

liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value, nor does it eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157, “Fair Value Measurements,” and SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.” SFAS No. 159 is effective for the Company’s fiscal year beginning January 1, 2008. The Company is currently assessing the impact that the adoption of SFAS No. 159 may have on the Company’s consolidated financial statements.

In December 2006, FASB issued EITF No. 00-19-2, “Accounting for Registration Payment Arrangements” EITF No. 00-19-2 addresses an issuer’s accounting for registration payment arrangements and specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5. The guidance in EITF No. 00-19-2 amends SFAS Nos. 133 and 150 and FASB Interpretation No. 45 to include scope exceptions for registration payment arrangements. EITF No. 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2006. The Company anticipates that the adoption of EITF No. 00-19-2 will have no impact on the Company’s consolidated financial statements.

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

	Effect of Restatement on
	Income (Loss) Available to
	Common Stockholders		Accumulated Deficit
	Year Ended	Year Ended	in Earnings
	December 31,	December 31,	December 31,
	2005	2004	2003

Previously reported	$8,404	$1,027	$(47,442)
Adjustments:
Credit memos	(363)	10	—
Royalty income/expense	(322)	253	—
Recognition of warranty and training revenue	(189)	220	32
Securities issuance costs	211	—	—
Prepaid materials reconciliation	(97)	—	—
Depreciation of fixed assets	(161)	(4)	—
Accrual for professional services	(15)	—	—
Inventory usage	22	—	—
Other	46	(20)	—
Tax provision	191	—	(191)

Total adjustments	(677)	459	(159)

Restated	$7,727	$1,486	$(47,601)

Net income available to common stockholders per share—diluted (as previously reported)	$0.53	$0.07
Effect of restatement	(0.05)	0.04

Net income available to common stockholders per share—diluted (restated)	$0.48	$0.11

3D Systems Corporation

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2006, 2005 and 2004

(in thousands, except per share data)

The impact of these adjustments on the Consolidated Statements of Operations for the years ended December 31, 2004 and 2005 is as follows:

	2005 Year Ended			2004 Year Ended
	As			As
	Previously	Restatement		Previously	Restatement
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
Consolidated Statement of Operations		December 31			December 31
	(amounts in $000s)
Revenue:
Products	$100,396	$(615)	$99,781	$83,976	$231	$84,207
Services	39,274	23	39,297	41,403	—	41,403

Total revenue	139,670	(592)	139,078	125,379	231	125,610
Cost of sales:
Products	49,973	359	50,332	43,898	(234)	43,664
Services	26,567	17	26,584	25,390	—	25,390

Total cost of sales	76,540	376	76,916	69,288	(234)	69,054

Gross profit	63,130	(968)	62,162	56,091	465	56,556
Operating expenses:
Selling, general and administrative	40,382	(38)	40,344	39,411	4	39,415
Research and development	12,176	—	12,176	10,474	—	10,474
Severance and restructuring	1,227	—	1,227	605	—	605

Total operating expenses	53,785	(38)	53,747	50,490	4	50,494

Income from operations	9,345	(930)	8,415	5,601	461	6,062
Interest and other expense, net	762	(62)	700	1,979	2	1,981

Income before provision for (benefit from) income taxes	8,583	(868)	7,715	3,622	459	4,081
Provision for (benefit from) income taxes	(1,500)	(191)	(1,691)	1,061	—	1,061

Net income	10,083	(677)	9,406	2,561	459	3,020
Preferred stock dividends	1,679	—	1,679	1,534	—	1,534

Income available to common stockholders	$8,404	$(677)	$7,727	$1,027	$459	$1,486

Net income available to common stockholders per share—basic	$0.56	$(0.04)	$0.52	$0.08	$0.03	$0.11

Net income available to common stockholders per share—diluted	$0.53	$(0.05)	$0.48	$0.07	$0.04	$0.11

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

3D Systems Corporation

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2006, 2005 and 2004

(in thousands, except per share data)

The impact of the restatement on the Consolidated Balance Sheets as of December 31, 2005 and 2004 was as follows:

	December 31, 2005			December 31, 2004
	As Previously	Restatement		As Previously	Restatement
	Reported	Adjustments	Restated	Reported	Adjustments	Restated

Consolidated Balance Sheet
ASSETS
Current assets:
Cash and cash equivalents	$24,112	$216	$24,328	$26,276	$229	$26,505
Accounts receivable	33,172	(406)	32,766	22,209	(13)	22,196
Inventories	13,960	850	14,810	9,512	(18)	9,494
Prepaid expenses and other current assets	9,307	(32)	9,275	5,278	(50)	5,228
Deposits	216	(216)	—	229	(229)	—
Deferred income tax assets	2,500	—	2,500	—	—	—

Total current assets	83,267	412	83,679	63,504	(81)	63,423
Property and equipment, net	12,166	(174)	11,992	9,500	71	9,571
Intangible assets, net	7,990	587	8,577	10,224	584	10,808
Goodwill	44,747	1,324	46,071	45,135	2,293	47,428
Restricted cash	1,200	—	1,200	1,200	—	1,200
Lease receivable	—	—	—	365	—	365
Other assets, net	2,868	(587)	2,281	2,817	(584)	2,233

	$152,238	$1,562	$153,800	$132,745	$2,283	$135,028

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$200	$—	$200	$180	$—	$180
Accounts payable	10,949	735	11,684	6,937	35	6,972
Accrued liabilities	12,174	142	12,316	13,447	(112)	13,335
Customer deposits	1,945	—	1,945	819	—	819
Deferred revenue	13,768	(43)	13,725	13,797	(225)	13,572

Total current liabilities	39,036	834	39,870	35,180	(302)	34,878
Long-term debt, less current portion	3,545	—	3,545	3,745	—	3,745
Convertible subordinated debentures	22,604	—	22,604	22,704	—	22,704
Other liabilities	2,335	(8)	2,327	2,856	(7)	2,849

	67,520	826	68,346	64,485	(309)	64,176
Preferred stock	15,242	—	15,242	15,196	—	15,196
Stockholders’ equity:
Common stock	15	—	15	14	—	14
Additional paid-in capital	106,883	(292)	106,591	97,859	—	97,859
Deferred compensation	(1,461)	—	(1,461)	(45)	—	(45)
Treasury stock, at cost; 12 shares at December 31, 2006 and 2005	(154)	81	(73)	(68)	—	(68)
Accumulated deficit in earnings	(34,798)	(377)	(35,175)	(44,881)	300	(44,581)
Accumulated other comprehensive income (loss)	(1,009)	1,324	315	185	2,292	2,477

Total stockholders’ equity	69,476	736	70,212	53,064	2,592	55,656

	$152,238	$1,562	$153,800	$132,745	$2,283	$135,028

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

3D Systems Corporation

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2006, 2005 and 2004

(in thousands, except per share data)

•	Accrued liabilities decreased by $112 as of December 31, 2004. This decrease relates to a $254 adjustment of the royalty expense, which was overstated in 2004 and understated in 2005, partially offset by a $191 adjustment to increase the foreign income tax liability.

•	Deferred revenue decreased by $225 as of December 31, 2004. This decrease relates to a $225 adjustment of amortization for warranty and training revenue.

•	Other changes to the Consolidated Balance Sheet line items at December 31, 2004 were not material, individually or in the aggregate. Such changes include miscellaneous adjustments to inventory, additional depreciation expense for items placed in service which had not been depreciated prior to restatement and miscellaneous reconciliation adjustments.

•	Stockholders’ equity increased by $2,592 reflecting the $2,293 cumulative increase in other comprehensive income (loss) and a $300 decrease in accumulated deficit in earnings.

3D Systems Corporation

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2006, 2005 and 2004

(in thousands, except per share data)

The impact of the restatement on the Consolidated Statements of Cash Flows for the years ended December 31, 2005 and 2004 is as follows:

	For the Year Ended
	December 31, 2005			December 31, 2004
	As Previously	Restatement		As Previously	Restatement
	Reported	Adjustments	Restated	Reported	Adjustments	Restated

Consolidated Statements of Cash Flows
Cash flows from operating activities:
Net income	$10,083	$(677)	$9,406	$2,561	$459	$3,020
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for (benefit of) deferred income taxes	(2,500)	—	(2,500)	—	—	—
Depreciation and amortization	5,764	162	5,926	6,956	—	6,956
Provisions for (benefit of) bad debts	(48)	—	(48)	(216)	—	(216)
Adjustments for inventory reserves	(733)	—	(733)	(310)	—	(310)
Stock-based compensation	941	—	941	634	—	634
Non-cash payment of interest on employee note with Common Stock				(4)	—	(4)
Gain/(loss) on disposition of property and equipment	(262)	—	(262)	231	—	231
Changes in operating accounts:
Deposits	(13)	13	—	338	(338)	—
Accounts receivable	(13,008)	393	(12,615)	1,537	13	1,550
Lease receivable	448	—	448	21	—	21
Inventories	(7,907)	(868)	(8,775)	(189)	(60)	(249)
Prepaid expenses and other current assets	(4,207)	(18)	(4,225)	(2,908)	50	(2,858)
Other assets	22	(90)	(68)	88	—	88
Accounts payable	4,211	700	4,911	(448)	35	(413)
Accrued liabilities	(148)	255	107	(2,849)	(304)	(3,153)
Customer deposits	1,157	—	1,157	48	—	48
Deferred revenue	763	182	945	(2,340)	(193)	(2,533)
Other liabilities	(371)	(4)	(375)	(222)	(2)	(224)

Net cash provided by (used in) operating activities	(5,808)	48	(5,760)	2,928	(340)	2,588

Cash flows used in investing activities:
Purchases of property and equipment	(2,603)	87	(2,516)	(781)	—	(781)
Proceeds on disposition of property and equipment	727	—	727
Additions to license and patent costs	(372)	—	(372)	(417)	—	(417)
Software development costs	(598)	90	(508)	(737)	—	(737)

Net cash used in investing activities	(2,846)	177	(2,669)	(1,935)	—	(1,935)

Cash flows from financing activities:
Stock options, stock purchase plan and restricted stock proceeds	8,135	—	8,135	4,898	1	4,899
Repayment of long-term debt	(180)	—	(180)	(165)	—	(165)
Payments under obligation to former stockholders of 3D Systems S.A.	(585)	—	(585)	(852)	—	(852)
Payment of preferred stock dividends	(1,617)	—	(1,617)	(1,420)	—	(1,420)
Payment of accrued liquidated damages	(36)	—	(36)	(837)	—	(837)
Securities issuance costs	—	(211)	(211)	(428)	—	(428)
Payment to OptoForm minority stockholder	—	—	—	(49)	—	(49)

Net cash provided by financing activities	5,717	(211)	5,506	1,147	1	1,148
Effect of exchange rate changes on cash	773	(27)	746	182	14	196

Net increase in cash and cash equivalents	(2,164)	(13)	(2,177)	2,322	(325)	1,997
Cash and cash equivalents, beginning of period	26,276	229	26,505	23,954	554	24,508

Cash and cash equivalents, end of period	$24,112	$216	$24,328	$26,276	$229	$26,505

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

Note 5 Inventories

Components of inventories, net at December 31, 2006 and 2005 are as follows:

		2005
	2006	Restated

Raw materials	$531	$207
Inventory held by assemblers	1,048	417
Work in process	—	55
Finished goods	24,535	14,131

	$26,114	$14,810

3D Systems Corporation

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2006, 2005 and 2004

(in thousands, except per share data)

Note 6 Property and Equipment

Property and equipment at December 31, 2006 and 2005 are summarized as follows:

		2005	Useful Life
	2006	Restated	(in years)

Land	$—	$436	—
Building	8,496	4,202	30
Machinery and equipment	25,640	21,574	3-5
Capitalized software—ERP	2,975	29	5
Office furniture and equipment	3,428	3,022	5
Leasehold improvements	7,901	3,534	Life of Lease
Rental equipment	1,192	910	5
Construction in progress	43	3,785	N/A

Total property and equipment	$49,675	$37,492
Less: Accumulated depreciation	(25,912)	(25,500)

Total property and equipment, net of accumulated depreciation	$23,763	$11,992

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

(in thousands, except per share data)

Note 7 Intangible Assets

(a)  Licenses and Patent Costs

Licenses and patent costs at December 31, 2006 and 2005 are summarized as follows:

			Weighted average
			useful life
	2006	2005	(in years)

Licenses, at cost	$2,337	$2,333	fully amortized
Patent costs	18,771	18,226	7.9

	21,108	20,559
Less: Accumulated amortization	(16,272)	(15,034)

Net licenses and patent costs	$4,836	$5,525

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

The remaining unamortized acquired technology was purchased in 2001 in connection with the DTM acquisition and assigned a useful life of six years, extending to 2007. In each of 2006, 2005 and 2004, the Company amortized $1,517 of acquired technology. The Company expects amortization expense with respect to the remaining unamortized acquired technology to be $948 in the year ending December 31, 2007, at which time these costs will be fully amortized.

(c)  Other Intangible Assets

The Company had $818 and $587 of other net intangible assets as of December 31, 2006 and 2005, respectively. Amortization expense related to such intangible assets was $429, $505 and 715 for the years ended December 31, 2006, 2005 and 2004, respectively.

3D Systems Corporation

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2006, 2005 and 2004

(in thousands, except per share data)

Note 8 Goodwill

The following are the changes in the carrying amount of goodwill by geographic area and reporting units:

			Asia-
	U.S.	Europe	Pacific	Total

Balance at January 1, 2005 (Restated)	$18,605	$21,893	$6,930	$47,428
Effect of foreign currency exchange rates	—	(1,357)	—	(1,357)

Balance at December 31, 2005 (Restated)	18,605	20,536	6,930	46,071
Effect of foreign currency exchange rates	—	796	—	796

Balance at December 31, 2006	$18,605	$21,332	$6,930	$46,867

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

3D Systems Corporation

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2006, 2005 and 2004

(in thousands, except per share data)

Note 10 Accrued and Other Liabilities

Accrued liabilities at December 31, 2006 and 2005 are as follows:

		2005
	2006	Restated

Vendor accruals	$3,868	$1,073
Payroll and related taxes	2,782	2,636
Bonuses and commissions	1,531	2,460
Accrued foreign severance	309	417
Professional services	1,560	1,582
Royalties payable	544	579
Taxes payable	374	1,263
Current portion of defined benefit pension obligation	380	—
Accrued interest	78	115
Abandoned property	71	103
Non-contractual obligation to repurchase assembled systems See Note 4	1,048	417
Accrued dividends on preferred stock	—	268
Accrued other	32	1403

	$12,577	$12,316

Other liabilites at December 31, 2006 and 2005 are summarized below.

		2005
	2006	Restated

Defined benefit pension obligation. See Note 16	$2,239	$1,969
Other long-term liabilities	795	358

	$3,034	$2,327

Note 11 Severance and Other Restructuring Costs

Severance and other restructuring costs amounted to $6,646, $1,227 and $605 in 2006, 2005 and 2004, respectively.

On November 3, 2005, the Company announced a plan to move its corporate headquarters, principal R&D activities and all other key corporate support functions into a new facility in Rock Hill, South Carolina. Early in 2006, the Company opened an interim facility in Rock Hill, began to hire employees to replace departing employees, replicated functions in Rock Hill that were previously being performed at the Company’s Valencia and Grand Junction facilities and in February 2006 entered into a 15-year lease with the option to renew the lease for two additional five-year terms for the construction of the Company’s new headquarters and research and development facility. See Note 23. The Company also began work on exiting and disposing of its Valencia and Grand Junction facilities. The Company took occupancy of its new headquarters building in November 2006 and vacated its temporary Rock Hill facility during that month.

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

	Balance			Balance
	December 31,			December 31,			Balance
	2004	2005	2005	2005	2006	2006	December 31,
	Restated	Charges	Utilization	Restated	Charges	Utilization	2006

Austin closure costs	$252	$208	$(223)	$237	$30	$(237)	$30
Severance costs	208	(208)	—	—	206	(206)	—
Restructuring costs	—	1,227	(1,047)	180	6,410	(6,590)	—

Total severance and other restructuring costs	$460	$1,227	$(1,270)	$417	$6,646	$(7,033)	$30

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

3D Systems Corporation

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2006, 2005 and 2004

(in thousands, except per share data)

The carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2006 and 2005 were as follows:

			2005
	2006		Restated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial liabilities:
Bank credit facility	$8,200	$8,200	—	—
Industrial development bonds	3,545	3,545	3,745	3,745
6% convertible subordinated debentures	15,354	23,479	22,604	36,222
Capitalized lease obligations	9,012	9,012	—	—

Total debt	$36,111	$44,236	$26,349	$39,967

Series B Convertible Preferred Stock	$—	$—	$15,242	$54,562

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

3D Systems Corporation

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2006, 2005 and 2004

(in thousands, except per share data)

Note 13	Borrowings

Total outstanding borrowings at December 31, 2006 and 2005 were as follows:

		2005
	2006	Restated

Bank credit facility	$8,200	$—
Current portion of long-term debt:
Industrial development bonds	3,545	200

Total current portion of long-term debt	$11,745	$200

Long-term debt, less current portion:
6% convertible subordinated debentures	$15,354	$22,604
Industrial development bonds	—	3,545

Total long-term debt, less current portion	15,354	26,149

Total debt	$27,099	$26,349

Annual maturities of long-term debt at December 31, 2006 are as follows:

2007	$11,745	(1)
2008	—
2009	—
2010	—
2011	—
Later years	15,354

Total	$27,099

(1)	Includes $3,345 of industrial development bonds reclassified from long-term to current in anticipation of their redemption.

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

At December 31, 2006, the Company had $8,200 of revolving borrowings outstanding under this facility, which are to be repaid at or prior to the expiration of the facility on July 1, 2007. No borrowings were outstanding at December 31, 2005. At December 31, 2006 and 2005, respectively, the Company had $536 and $1,659 of foreign exchange forward contracts outstanding with Silicon Valley Bank.

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

3D Systems Corporation

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2006, 2005 and 2004

(in thousands, except per share data)

The status of the Company’s stock options is summarized below:

	2006		2005		2004
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price
	(shares and options in thousands)

Outstanding at beginning of year	1,688	$9.39	2,533	$10.43	3,264	$9.76
Granted	—	—	—	—	40	13.57
Exercised	(287)	9.04	(672)	11.90	(672)	7.15
Lapsed or canceled	(45)	18.74	(173)	14.72	(99)	11.85

Outstanding at end of year	1,356	9.16	1,688	9.39	2,533	10.43

Options exercisable at end of year	1,231		1,387		1,777
Shares available for future option grants	774		896		995
Weighted average fair value of options granted during the year	$—		$—		$7.35

The following table summarizes information about stock options outstanding at December 31, 2006:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Options	Contractual	Exercise	Options	Exercise
Range:	Outstanding	Life (Years)	Price	Outstanding	Price
	(options in thousands)

$5.00 to $9.99	975	5.75	$7.42	850	$7.35
$10.00 to $14.99	226	4.76	12.08	226	12.08
$15.00 to $19.99	155	4.39	15.86	155	15.86

	1,356	5.43	$9.16	1,231	$9.29

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

Warranty Revenue Recognition

	Beginning Balance	Warranty	Warranty	Ending Balance
	Deferred Warranty	Revenue	Revenue	Deferred Warranty
Year Ended December 31,	Revenue	Deferred	Recognized	Revenue

2006	$3,569	$6,005	$(5,851)	$3,723
2005	3,629	5,795	(5,855)	3,569
2004	3,892	5,822	(6,085)	3,629

Warranty Costs Incurred

		Labor and
Year Ended December 31,	Materials	Overhead	Total

2006	$3,034	$4,117	$7,151
2005	2,033	3,230	5,263
2004	1,446	2,209	3,655

Note 18	Computation of Net Income (Loss) Per Share

The following is a reconciliation of the numerator and denominator of the basic and diluted income (loss) per share computations for the years ended December 31, 2006, 2005 and 2004:

		2005	2004
	2006	Restated	Restated

Numerator:
Net income (loss) available to common stockholders—numerator for basic net income (loss) per share	$(30,694)	$7,727	$1,486
Add: Preferred stock dividends	—	—	—
Interest expense associated with 6% convertible subordinated debentures	—	—	—

Net income (loss) available to common stockholders—numerator for dilutive net income (loss) per share	$(30,694)	$7,727	$1,486

Denominator:
Denominator for basic net income (loss) per share-weighted average shares	17,306	14,928	13,226
Add: Effect of dilutive securities
Stock options, restricted stock and warrants	—	1,075	923
Preferred stock	—	—	—
6% convertible subordinated debentures	—	—	—

Denominator for dilutive net income (loss) per share	17,306	16,003	14,149

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

Note 19	Supplemental Cash Flow Information

		2005	2004
	2006	Restated	Restated

Interest payments	$1,522	$1,470	$2,218
Income tax payments	1,064	2,186	1,135
Non-cash items:
Acquisition of property and equipment via capitalized leases	9,038	—	—
Conversion of 6% convertible subordinated debentures	7,250	100	—
Conversion of 7% convertible subordinated debentures	—	—	10,000
Conversion of convertible redeemable preferred stock	15,242	26	79
Accrued dividends on preferred stock	1,003	37	48
Accrued liquidated damages	—	—	36
Accrued stock registration costs	—	—	159
Transfer of equipment from inventory to property and equipment(a)	2,602	1,309	1,887
Transfer of equipment to inventory from property and equipment(b)	3,064	3,180	1,137

(a)	Inventory is transferred from inventory to property and equipment at cost when the Company requires additional machines for training, demonstration and short-term rentals.

(b)	In general, an asset is transferred from property and equipment into inventory at its net book value when the Company has identified a potential sale for a used machine. The machine is removed from inventory upon recognition of the sale.

Note 20	Related-Party Transactions

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

Note 21	Income Taxes

The components of the Company’s income (loss) before income taxes are as follows:

		2005	2004
	2006	Restated	Restated

Income (loss) before income taxes:
Domestic	$(30,817)	$2,120	$(4,884)
Foreign	3,716	5,595	8,965

Total	$(27,101)	$7,715	$4,081

3D Systems Corporation

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2006, 2005 and 2004

(in thousands, except per share data)

The components of income tax expense (benefit) for the years ended December 31, 2006, 2005 and 2004 are as follows:

		2005	2004
	2006	Restated	Restated

Current:
U.S. Federal	$(56)	$82	$—
State	14	47	46
Foreign	469	680	1,015

Total	$427	$809	$1,061

Deferred:
U.S. Federal	$2,500	$(2,500)	$—
State	—	—	—
Foreign	(748)	—	—

Total	1,752	(2,500)	—

Total income tax expense (benefit)	$2,179	$(1,691)	$1,061

The overall effective tax rate differs from the statutory Federal tax rate for the years ended December 31, 2006, 2005 and 2004 as follows:

		2005	2004
% of Pretax Income (Loss)	2006	Restated	Restated

Tax provision based on the Federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of Federal benefit	6.6	4.5	7.9
Deemed dividend related to foreign operations	—	—	75.1
Research tax credits	(0.1)	—	(8.8)
Foreign income tax rate differential	—	(5.2)	(6.6)
Change in valuation allowances	(60.2)	(54.7)	(67.3)
Adjustment to foreign deferred balances	9.1	—	—
Other	1.6	(1.5)	(9.3)

Effective tax rate	(8.0)%	(21.9)%	26.0%

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

The components of the Company’s net deferred income tax assets at December 31, 2006 and December 31, 2005 are as follows:

		2005
	2006	Restated

Deferred income tax assets:
Tax credits	$4,372	$4,329
Net operating loss carry-forwards	30,201	16,675
Reserves and allowances	2,577	1,348
Accrued liabilities	1,302	1,382
Capitalized patent costs	4,254	3,615
Stock options and awards	830	—
Deferred revenue	53	583

Gross deferred income tax assets	43,589	27,932
Valuation allowance	(39,117)	(22,979)

Total deferred income tax assets	4,472	4,953
Deferred income tax liabilities:
Intangibles	2,488	1,492
Deferred lease revenue	776	862
Property, plant & equipment	460	99

Total deferred income tax liabilities	3,724	2,453

Net deferred income tax assets	$748	$2,500

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

3D Systems Corporation

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2006, 2005 and 2004

(in thousands, except per share data)

At December 31, 2006, $30,201 of the Company’s deferred income tax assets were attributable to $136,133 of net operating loss carry-forwards, which consisted of $69,918 of loss carry-forwards for U.S. Federal income tax purposes, $57,067 of loss carry-forwards for U.S. state income tax purposes and $9,148 of loss carry-forwards for foreign income tax purposes. The Federal net operating loss carry-forward set forth above, includes a deduction for the exercise of stock options. However, the net operating loss attributable to the excess of the tax deduction for the exercise of the stock options over the cumulative expense that would be recorded under FAS 123(R) in the financial statements is not recorded as a deferred income tax asset. The benefit of the excess deduction of $3,151 will be recorded to additional paid-in capital when the Company realizes a reduction in its current taxes payable.

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

3D Systems Corporation

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2006, 2005 and 2004

(in thousands, except per share data)

Such summarized financial information concerning the Company’s geographical operations is shown in the following tables:

		2005	2004
	2006	Restated	Restated

Revenue from unaffiliated customers:
North America	$58,646	$65,428	$52,255
Germany	24,144	23,252	25,223
Other Europe	29,740	27,402	27,184
Asia	22,290	22,996	20,948

Total	$134,820	$139,078	$125,610

All revenue between geographic areas is recorded at transfer prices that provide for an allocation of profit (loss) between entities.

		2005	2004
	2006	Restated	Restated

Revenue from or transfers between geographic areas:
North America	$41,126	$40,387	$25,421
Germany	4,162	2,871	2,885
Other Europe	6,068	5,666	6,517
Asia	—	—	—

Total	$51,356	$48,924	$34,823

		2005	2004
	2006	Restated	Restated

Income (loss) from operations:
North America	$(28,608)	$3,211	$(3,231)
Germany	1,608	(1,104)	604
Other Europe	1,341	4,517	4,069
Asia	1,770	2,900	4,945

Subtotal	(23,889)	9,524	6,387
Inter-segment elimination	(1,802)	(1,109)	(325)

Total	$(25,691)	$8,415	$6,062

3D Systems Corporation

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2006, 2005 and 2004

(in thousands, except per share data)

		2005
	2006	Restated

Assets:
North America	$82,715	$76,865
Germany	25,237	15,652
Other Europe	63,368	57,098
Asia	19,218	20,426

Subtotal	190,538	170,041
Inter-company elimination	(24,344)	(16,241)

Total	$166,194	$153,800

		2005	2004
	2006	Restated	Restated

Depreciation and amortization:
North America	$5,668	$4,706	$5,548
Germany	324	529	640
Other Europe	334	547	610
Asia	203	144	158

Total	$6,529	$5,926	$6,956

		2005
	2006	Restated

Long-lived assets:
North America	$38,361	$24,726
Germany	8,677	6,876
Other Europe	37,200	40,475
Asia	9,470	10,448

Subtotal	93,708	82,525
Inter-company elimination	(14,142)	(12,404)

Total	$79,566	$70,121

		2005	2004
	2006	Restated	Restated

Capital expenditures:
North America	$18,152	$1,266	$403
Germany	541	1,000	97
Other Europe	445	208	92
Asia	—	42	189

Total	$19,138	$2,516	$781

3D Systems Corporation

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2006, 2005 and 2004

(in thousands, except per share data)

The Company’s revenue from unaffiliated customers by type is as follows:

		2005	2004
	2006	Restated	Restated

Systems and other products	$46,463	$55,133	$46,208
Materials	52,062	44,648	37,999
Services	36,295	39,297	41,403

Total revenue	$134,820	$139,078	$125,610

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

	December 31,
	2005		December 31,
	(As Previously	Restatement	2005
	Reported)	Adjustments	Restated

Assets:
North America	$102,891	$(26,026)	$76,865
Germany	30,920	(15,268)	15,652
Other Europe	42,771	14,327	57,098
Asia	20,426	—	20,426

Subtotal	197,008	(26,967)	170,041
Inter-company elimination	(44,770)	28,529	(16,241)

Total assets	$152,238	$1,562	$153,800

Note 23	Lease Obligations

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

	Quarter ended
			June 30,	March 31,
	December 31	September 30,	2006	2006
	2006	2006	Restated	Restated

Consolidated revenue	$42,576	$31,470	$27,131	$33,643
Gross profit	16,076	10,740	5,836	13,605
Total operating expenses	21,410	19,422	16,164	14,952
Loss from operations	(5,334)	(8,682)	(10,328)	(1,347)
Income tax (benefit) expense	(124)	2,241	39	23
Net loss	(5,959)	(11,259)	(10,525)	(1,537)
Net loss available to common stockholders	(5,959)	(11,259)	(11,528)	(1,948)
Basic net loss available to common stockholders per share	(0.31)	(0.61)	(0.71)	(0.13)
Diluted net loss available to common stockholders per share	(0.31)	(0.61)	(0.71)	(0.13)

3D Systems Corporation

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2006, 2005 and 2004

(in thousands, except per share data)

	December 31,	September 30,	June 30,	March 31,
	2005	2005	2005	2005
	Restated	Restated	Restated	Restated

Consolidated revenue	$44,037	$32,173	$32,444	$30,424
Gross profit	20,499	14,675	13,970	13,018
Total operating expenses	16,286	13,431	12,645	11,385
Income from operations	4,213	1,244	1,325	1,633
Income tax (benefit) expense	(2,138)	100	253	94
Net income	6,333	945	935	1,193
Net income available to common stockholders	5,922	533	491	781
Basic net income available to common stockholders per share	0.39	0.04	0.03	0.05
Diluted net income available to common stockholders per share	0.32	0.03	0.03	0.05

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

/s/ BDO Seidman, LLP

BDO Seidman, LLP
Los Angeles, California
April 30, 2007

SCHEDULE II

3D Systems Corporation

Valuation and Qualifying Accounts

Years ended December 31, 2006, 2005 and 2004

		Balance at	Additions		Balance
Year		beginning of	charged to		at end of
Ended	Item	year	expense	Deductions	Year

2006	Allowance for doubtful accounts	$990	$1,612	$(243)	$2,359
2005	Allowance for doubtful accounts	$1,214	$(48)	$(176)	$990
2004	Allowance for doubtful accounts	$1,656	$(216)	$(226)	$1,214
2006	Reserve for excess and obsolete inventory	$1,317	$968	68	$2,353
2005	Reserve for excess and obsolete inventory	$2,710	(733)	$(660)	$1,317
2004	Reserve for excess and obsolete inventory	$2,924	(310)	$96	$2,710
2006	Deferred income tax asset allowance accounts	$22,979	$17,890	$(1,752)	$39,117
2005	Deferred income tax asset allowance accounts	$28,810	$(3,331)	$(2,500)	$22,979
2004	Deferred income tax asset allowance accounts	$29,888	$—	$(1,078)	$28,810