Form 10-Q
period 2007-06-30
3D SYSTEMS CORP
filed 2007-08-06
CIK 910638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-22250

3D SYSTEMS CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	95-4431352
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

333 THREE D SYSTEMS CIRCLE ROCK HILL, SOUTH CAROLINA (Address of Principal Executive Offices)	29730 (Zip Code)

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

Shares of Common Stock, par value $0.001, outstanding as of July 31, 2007: 22,142,123

3D SYSTEMS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

3D SYSTEMS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2007	2006
	(In thousands, except
	par value)
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$29,173	$14,331
Accounts receivable, net of allowance for doubtful accounts of $1,556 (2007) and $2,359 (2006)	26,150	34,513
Inventories, net of reserves of $2,845 (2007) and $2,353 (2006)	25,218	26,114
Prepaid expenses and other current assets	4,720	6,268
Deferred income tax assets	574	748
Restricted cash — short term	1,200	1,200
Assets held for sale, net	3,454	3,454

Total current assets	90,489	86,628
Property and equipment, net	22,776	23,763
Intangible assets, net	5,571	6,602
Goodwill	46,922	46,867
Other assets, net	2,227	2,334

Total assets	$167,985	$166,194

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank credit facility	$8,200	$8,200
Industrial development bonds related to assets held for sale	3,435	3,545
Current portion of capitalized lease obligations	175	168
Accounts payable	17,280	26,830
Accrued liabilities	11,300	12,577
Customer deposits	1,517	6,510
Deferred revenue	12,517	11,463

Total current liabilities	54,424	69,293
Long-term portion of capitalized lease obligations	8,755	8,844
Convertible subordinated debentures	14,845	15,354
Long-term income taxes payable	921	—
Other liabilities	3,297	3,034

Total liabilities	82,242	96,525

Stockholders’ equity:
Common stock, $0.001 par value, authorized 60,000 shares; issued and outstanding 20,635 (2007) and 19,085 (2006)	21	19
Additional paid-in capital	157,927	132,566
Treasury stock, at cost; 40 shares (2007) and 28 shares (2006)	(100)	(89)
Accumulated deficit in earnings	(74,086)	(64,455)
Accumulated other comprehensive income	1,981	1,628

Total stockholders’ equity	85,743	69,669

Total liabilities and stockholders’ equity	$167,985	$166,194

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In thousands, except per share amounts)
	(unaudited)

Revenue:
Products	$27,591	$18,933	$56,150	$43,185
Services	8,835	8,198	17,208	17,589

Total revenue	36,426	27,131	73,358	60,774

Cost of sales:
Products	15,864	14,490	29,928	27,500
Services	7,083	6,805	14,048	13,833

Total cost of sales	22,947	21,295	43,976	41,333

Gross profit	13,479	5,836	29,382	19,441

Operating expenses:
Selling, general and administrative	14,872	10,910	29,764	20,967
Research and development	3,528	2,974	6,615	6,231
Restructuring costs	—	2,280	—	3,918

Total operating expenses	18,400	16,164	36,379	31,116

Loss from operations	(4,921)	(10,328)	(6,997)	(11,675)
Interest expense and other, net	559	158	1,245	325

Loss before income taxes	(5,480)	(10,486)	(8,242)	(12,000)
Provision for (benefit of) income taxes	(177)	39	181	62

Net loss	(5,303)	(10,525)	(8,423)	(12,062)
Preferred stock dividends	—	1,003	—	1,414

Net loss available to common stockholders	$(5,303)	$(11,528)	$(8,423)	$(13,476)

Earnings (loss) per share:
Basic	$(0.27)	$(0.71)	$(0.44)	$(0.85)
Diluted	$(0.27)	$(0.71)	$(0.44)	$(0.85)

Weighted average common shares:
Basic	19,361	16,324	19,240	15,851
Diluted	19,361	16,324	19,240	15,851

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2007	2006
	(In thousands)
	(unaudited)
Cash flows from operating activities:
Net loss	$(8,423)	$(12,062)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for deferred income taxes	(149)	62
Depreciation and amortization	3,647	3,414
Provision for (recovery of) bad debts	(28)	349
Adjustments for inventory reserve	475	(101)
Stock-based compensation	1,660	1,336
Loss on disposition of property and equipment	—	(96)
Changes in operating accounts:
Accounts receivable	8,591	3,241
Lease receivables	—	69
Inventories	(294)	(7,310)
Prepaid expenses and other current assets	1,587	10
Other assets	149	401
Accounts payable	(9,571)	4,268
Accrued liabilities	(1,384)	(1,104)
Customer deposits	(4,993)	989
Deferred revenue	965	(1,487)
Other liabilities	176	(54)

Net cash used in operating activities	(7,592)	(8,075)

Cash flows from investing activities:
Purchases of property and equipment	(417)	(3,453)
Proceeds from the disposition of property and equipment	—	248
Additions to licenses and patents	(262)	(226)
Software development costs	(300)	(298)

Net cash used in investing activities	(979)	(3,729)

Cash flows from financing activities:
Stock option and restricted stock proceeds	2,621	1,948
Net proceeds from issuance of common stock	20,562	—
Repayment of long-term debt	(176)	(103)
Payment of preferred stock dividends	—	(785)

Net cash provided by financing activities	23,007	1,060
Effect of exchange rate changes on cash	406	(584)

Net increase (decrease) in cash and cash equivalents	14,842	(11,328)
Cash and cash equivalents at the beginning of the period	14,331	24,328

Cash and cash equivalents at the end of the period	$29,173	$13,000

Supplemental Cash Flow Information:
Interest payments	$786	$755
Income tax payments	791	816
Non-cash items:
Cumulative effect of adoption of accounting for uncertainty of income taxes	1,208	—
Conversion of 6% convertible subordinated debentures	509	250
Conversion of Series B convertible preferred stock	—	15,240
Accreted dividends on preferred stock	—	1,003
Transfer of equipment from inventory to property and equipment, net(a)	945	846
Transfer of equipment to inventory from property and equipment, net(b)	322	304

(a)	Inventory is transferred from inventory to property and equipment at cost when the Company requires additional machines for training, demonstration or short-term rentals.
(b)	In general, an asset is transferred from property and equipment, net into inventory at its net book value when the Company has identified a potential sale for a used machine. The machine is removed from inventory upon recognition of the sale.

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock
	Par	Additional	Accumulated	Other
	Value	Paid-in	Deficit in	Comprehensive	Treasury
	$0.001	Capital	Earnings	Income	Stock	Total
	(In thousands)
	(unaudited)

Balance at December 31, 2006	$19	$132,566	$(64,455)	$1,628	$(89)	$69,669
Exercise of stock options	1	2,631	—	—	—	2,632
Conversion of subordinated debentures	—	509	—	—	—	509
Issuance (repurchase) of restricted stock awards	—	314	—	—	(11)	303
Stock compensation expense	—	1,346	—	—	—	1,346
Private placement	1	20,561	—	—	—	20,562
Cumulative effect of adoption of accounting for uncertainty of income taxes	—	—	(1,208)	—	—	(1,208)
Net loss	—	—	(8,423)	—	—	(8,423)
Foreign currency translation adjustment	—	—	—	353	—	353

Balance at June 30, 2007	$21	$157,927	$(74,086)	$1,981	$(100)	$85,743

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)
(Unaudited)

(1)	Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of 3D Systems Corporation and its subsidiaries (collectively, the “Company”). All significant intercompany transactions and balances have been eliminated in consolidation. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim reports. Certain information and footnote disclosure normally included in annual financial statements have been condensed or omitted. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, as amended by Form 10-K/A that the Company filed on August 2, 2007.

In the opinion of management, the unaudited financial statements contain all adjustments, consisting of adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations, and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year.

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results may differ from those estimates and assumptions.

(2)	Outsourcing of Assembly and Refurbishment Activities

The Company has outsourced its equipment assembly and refurbishment activities as well as the assembly of field service kits that it sells to customers to several selected design and engineering companies and suppliers. The outsourced activities include assembly of its InVision® 3-D modeling equipment, its SLA® systems and its SLS® systems. These suppliers also carry out quality control procedures on the Company’s systems prior to their shipment to customers. As part of these activities, these suppliers have responsibility for procuring the components and sub-assemblies that are used in the Company’s systems. The Company purchases finished systems from these suppliers pursuant to forecasts and customer orders that the Company supplies to them. While the outsource suppliers have responsibility for the supply chain of the components for the systems they assemble, the components, parts and sub-assemblies that are used in the Company’s systems are generally available from several potential suppliers.

The Company sells components of its inventory of raw materials related to those systems to those third-party suppliers from time to time. Those sales have been recorded in the financial statements as a product financing arrangement under Statement of Financial Accounting Standards (“SFAS”) No. 49, “Accounting for Product Financing Arrangements”. Pursuant to SFAS No. 49, as of June 30, 2007 and December 31, 2006, the Company recorded a non-trade receivable of $857 and $2,429, respectively, in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets, reflecting the book value of the inventory sold to the assemblers for which the Company had not received payment. At June 30, 2007 and December 31, 2006, $466 and $1,048, respectively, remained in inventory with a corresponding amount included in accrued liabilities, representing the Company’s non-contractual obligation to repurchase assembled systems and refurbished parts produced from such inventory.

Under these arrangements, the Company generally purchases assembled systems from the assemblers following its receipt of an order from a customer or as needed from the assembler to repair a component or to service equipment. Under certain circumstances, the Company anticipates that it may purchase assembled systems from the assemblers prior to the receipt of an order from a customer. At June 30, 2007 and December 31, 2006, the Company had advanced $763 and $698, respectively, of progress payments to

3D SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assemblers for systems forecasted to be required for resale to customers. These progress payments were recorded in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets.

(3)	Inventories

Components of inventories, net are summarized as follows:

	June 30,	December 31,
	2007	2006

Raw materials	$1,031	$531
Inventory held by assemblers	466	1,048
Finished goods (net of reserves of $2,845 and $2,353 respectively)	23,721	24,535

Inventories	$25,218	$26,114

(4)	Property and Equipment

Property and equipment are summarized as follows:

	June 30,	December 31,	Useful Life
	2007	2006	(in years)

Building	$8,496	$8,496	25
Machinery and equipment	25,908	25,640	3-5
Capitalized software — ERP	3,032	2,975	5
Office furniture and equipment	3,452	3,428	5
Leasehold improvements	7,933	7,901	Lease term or less
Rental equipment	919	1,192	5
Construction in progress	711	43	N/A

Total property and equipment	50,451	49,675
Less: Accumulated depreciation and amortization	(27,675)	(25,912)

Total property and equipment, net of accumulated depreciation and amortization	$22,776	$23,763

Depreciation expense for the three and six months ended June 30, 2007 was $1,010 and $2,053, respectively, compared to $766 and $1,502 for the three and six months ended June 30, 2006. Leasehold improvements are amortized on a straight-line basis over the shorter of (i) their estimated useful lives and (ii) the estimated or contractual life of the related lease.

Leasehold improvements included $3,349 of capitalized costs for tenant improvements that the Company had made to its facility in Rock Hill, South Carolina at June 30, 2007 and December 31, 2006.

For the three and six months ended June 30, 2007 the Company recognized software amortization expense of $160 and $274, respectively, for capitalized enterprise resource planning (“ERP”) system costs compared to $74 and $76 for the three and six months ended June 30, 2006.

The Company ceased operations at its Grand Junction, Colorado facility during the second quarter of 2006 and listed the facility for sale. Subsequently, the Company reclassified approximately $3,454 of assets, net of accumulated depreciation, comprised primarily of $3,018 net of accumulated depreciation of building and improvements and $436 of land associated with the facility were reclassified on its Condensed Consolidated Balance Sheets from long-term assets to current assets, where they have been recorded as assets

3D SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

held for sale. The Company ceased to record depreciation expense related to this facility in the second quarter of 2006, which amounted to $570 per year.

(5)	Intangible Assets

(a)	Licenses and Patent Costs

Licenses and patent costs are summarized as follows:

	June 30,	December 31,	Weighted average
	2007	2006	useful life (in years)

Licenses, at cost	$2,337	$2,337	fully amortized
Patent costs	18,955	18,771	7.9

	21,292	21,108
Less: Accumulated amortization	(16,988)	(16,272)

Licenses and patent costs	$4,304	$4,836

For the six months ended June 30, 2007 and 2006, the Company capitalized $262 and $226, respectively, of costs incurred to acquire, develop and extend patents in the United States and various other countries. Amortization expense of previously capitalized patent costs for the three and six months ended June 30, 2007 was $425 and $795, respectively, compared to $360 and $702 for the three and six months ended June 30, 2006.

(b)	Acquired Technology Costs

Acquired technology costs are summarized as follows:

	June 30,	December 31,
	2007	2006

Acquired technology	$10,298	$10,268
Less: Accumulated amortization	(10,109)	(9,320)

Acquired technology costs	$189	$948

The remaining unamortized acquired technology was purchased in 2001 in connection with the DTM Corporation acquisition and assigned a useful life of six years, extending through September 30, 2007, at which time it will be fully amortized. Amortization expense related to acquired technology for the three and six months ended June 30, 2007 was $379 and $758, respectively, compared to $439 and $843 for the three and six months ended June 30, 2006.

(c)	Other Intangible Assets

The Company had $1,078 and $818 of other net intangible assets as of June 30, 2007 and December 31, 2006, respectively. Amortization expense related to such other intangible assets for the three and six months ended June 30, 2007 was $21 and $41, respectively, compared to $161 and $331 for the three and six months ended June 30, 2006.

3D SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(6)	Accrued and Other Liabilities

Accrued liabilities are summarized as follows:

	June 30,	December 31,
	2007	2006

Compensation and benefits	$4,356	$4,427
Vendor accruals	2,846	3,868
Accrued taxes	1,521	374
Accrued professional fees	1,001	1,560
Non-contractual obligation to repurchase assembled systems (See Note 2)	466	1,048
Accrued interest	133	78
Other	977	1,222

Accrued liabilities	$11,300	$12,577

Other liabilities are summarized as follows:

	June 30,	December 31,
	2007	2006

Defined benefit pension obligations	$2,297	$2,239
Other long term liabilities	1,000	795

Other liabilities	$3,297	$3,034

(7)	Restructuring Costs

The Company incurred no restructuring costs for the three and six months ended June 30, 2007. For the three and six months ended June 30, 2006, the Company incurred $2,280 and $3,918, respectively, of restructuring costs primarily related to personnel, relocation and recruiting costs in connection with its relocation to Rock Hill, South Carolina. The accrued restructuring at December 31, 2006 was paid in 2007.

As a result of the closing and anticipated disposition of the Grand Junction facility discussed in Note 4 above, the following assets and liabilities were recorded on the Condensed Consolidated Balance Sheets at June 30, 2007 and December 31, 2006:

	June 30,	December 31,
	2007	2006

Current assets:
Assets held for sale	$3,454	$3,454
Restricted cash	1,200	1,200
Current liabilities:
Industrial development bonds related to assets held for sale	$3,435	$3,545

The restricted cash is held on deposit as partial security for the Company’s obligations under the industrial development bonds reflected above and therefore is not available to the Company for its general use.

3D SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(8)	Borrowings

Total outstanding borrowings were as follows:

	June 30,	December 31,
	2007	2006

Current:
Bank credit facility	$8,200	$8,200
Industrial development bonds related to assets held for sale	3,435	3,545

Total current	11,635	11,745

Long-term:
6% convertible subordinated debentures	14,845	15,354

Total debt	$26,480	$27,099

Subsequent of June 30, 2007, all of the Company’s outstanding 6% convertible subordinated debentures were converted into 1,458 shares of Common Stock, and the Company repaid the outstanding borrowings under its bank credit facility from available cash.

Silicon Valley Bank loan and security agreement

The Company maintains a loan and security agreement, as amended, with Silicon Valley Bank. This credit facility provides that the Company and certain of its subsidiaries may borrow up to $15,000 of revolving loans, subject to a borrowing base tied to the Company’s accounts receivable. The credit facility includes sub-limits for letters of credit and foreign exchange facilities and is secured by a first lien in favor of the Bank on certain of the Company’s assets, including domestic accounts receivable, inventory and certain fixed assets.

As of June 29, 2007, the Company and the Bank agreed to amend certain provisions of the credit facility including extending the maturity date to October 1, 2007, amending the borrowing base to include certain receivables previously excluded, and suspending the requirement that the Company comply with certain financial covenants for the quarter ended June 30, 2007. The Company paid a $9 amendment fee in connection with the amendment.

Interest accrues on outstanding borrowings at either the Bank’s prime rate in effect from time to time or at a LIBOR rate plus a borrowing margin. Under the credit facility as amended effective June 29, 2007, the borrowing margins are 0 basis points for prime-rate loans and 275 basis points for LIBOR-rate loans. Prior to this amendment, the borrowing margins for prime-rate loans and LIBOR-rate loans were 100 basis points and 325 basis points, respectively. The Company is obligated to pay, on a quarterly basis, a commitment fee equal to 0.375% per annum of the unused amount of the credit facility.

The credit facility imposes certain limitations on the Company’s activities, including limitations on the incurrence of debt and other liens, limitations on the disposition of assets, limitations on the making of certain investments and limitations on the payment of dividends on the Company’s Common Stock. The credit facility also requires that the Company comply with certain financial covenants, including (a) commencing as of January 1, 2007 and continuing through the maturity date of the credit facility, a modified quick ratio (as defined in the credit facility) of at least 0.70 to 1.00 and, as of December 31, 2006 and for prior periods, a modified quick ratio (as defined in the credit facility) of at least 0.80 to 1.00 and (b) a ratio of total liabilities less subordinated debt to tangible net worth (as each such term is defined in the credit facility) of not more than 2.00 to 1.00 as of December 31, 2006 and at the end of each calendar quarter thereafter. The credit facility also requires that the Company comply with a modified minimum EBITDA (as defined in the credit facility) of not less than $3,000, $1,000 and $2,500 for the calendar quarters ending December 31, 2006,

3D SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

March 31, 2007 and June 30, 2007, respectively. For each twelve month period on and after September 30, 2007, the minimum EBITDA is $15,000.

Effective April 26, 2007, the Bank agreed to waive the Company’s non-compliance with the financial covenants set forth in the credit agreement for the period ended December 31, 2006 in consideration of the Company’s payment of a $20 non-refundable waiver fee. On May 29, 2007, the Bank agreed to waive the Company’s non-compliance with the financial covenants set forth in the credit facility for the period ended March 31, 2007 in consideration of the Company’s payment of an $8 non-refundable waiver fee and as noted above as of June 29, 2007 the Bank agreed to suspend the requirement that the Company comply with the financial covenants applicable to the quarter ended June 30, 2007.

At June 30, 2007 and December 31, 2006, the Company had $8,200 of revolving borrowings outstanding under this credit facility. The Company repaid those borrowings from its available cash on July 20, 2007. At June 30, 2007 and December 31, 2006, respectively, the Company had $0 and $536 of foreign exchange forward contracts outstanding with the Bank.

Industrial development bonds

The Company’s Grand Junction, Colorado facility was financed by industrial development bonds in the original aggregate principal amount of $4,900. At June 30, 2007 and December 31, 2006, the outstanding principal amount of these bonds was $3,435 and $3,545, respectively. Interest on the bonds accrues at a variable rate of interest and is payable monthly. The interest rate at June 30, 2007 and December 31, 2006 was 3.83% and 4.01%, respectively. Principal payments are due in semi-annual installments through August 2016. The Company reclassified this indebtedness to current indebtedness in 2006 in anticipation of the sale of the Grand Junction facility. The Company has made all scheduled payments of principal and interest on these bonds. The bonds are collateralized by, among other things, a first mortgage on the facility, a security interest in certain equipment and an irrevocable letter of credit issued by Wells Fargo Bank, N.A. pursuant to the terms of a reimbursement agreement between the Company and Wells Fargo. The Company is required to pay an annual letter of credit fee equal to 1% of the stated amount of the letter of credit.

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

On July 20, 2007, the entire $14,845 aggregate principal amount of the 6% convertible subordinated debentures outstanding as of June 30, 2007 was converted by their holders into shares of the Company’s Common Stock. As a result of the conversion, the Company issued 1,458 shares of its Common Stock to the former holders of the debentures and paid the holders $122 of accrued and unpaid interest.

3D SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Prior to the conversion, the 6% convertible subordinated debentures bore interest at the rate of 6% per year payable semi-annually in arrears in cash on May 31 and November 30 of each year. They were convertible into shares of Common Stock at the option of the holders at any time prior to maturity at $10.18 per share.

At June 30, 2007 and December 31, 2006, $14,845 and $15,354 aggregate principal amount of these debentures were outstanding.

(9)	Hedging Activities and Financial Instruments

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

At June 30, 2007, the Company had one outstanding foreign currency contract related primarily to inventory purchases from a third party. The notional amount of this contract at June 30, 2007 aggregated 1,068 Swiss francs (equivalent to $866 at the settlement date). The fair value of this contract at June 30, 2007 was $874.

At December 31, 2006, these outstanding foreign currency contracts related primarily to purchases of inventory from third parties and intercompany purchase obligations of the Company’s subsidiaries. The notional amount of these contracts at the settlement date was $3,023. The notional amount of the contracts related to purchases aggregated 641 Swiss francs (equivalent to $536 at the settlement date.) The respective notional amounts of the contracts related to intercompany purchase obligations at December 31, 2006 aggregated 1,500 euros (equivalent to $1,901 at the settlement date) and 315 pound sterling (equivalent to $586 at the settlement date). The fair value of these contracts at December 31, 2006 was $3,121.

The dollar equivalent of the foreign currency contracts and their related fair values as of June 30, 2007 and December 31, 2006 were as follows:

	Foreign Currency		Foreign Currency
	Purchase Contracts		Sales Contracts
	June 30,	December 31,	June 30,	December 31,
	2007	2006	2007	2006
		(Dollars in thousands)

Notional amount	$866	$536	—	$2,487
Fair value	874	526	—	2,595

Net unrealized gain (loss)	$8	$(10)	—	$(108)

The net fair value of all foreign exchange contracts at June 30, 2007 and December 31, 2006 reflected unrealized gains (losses) of $8 and $(118), respectively. The foreign currency contract at June 30, 2007 expired on July 3, 2007.

Changes in the fair value of derivatives are recorded in cost of sales in the Consolidated Statements of Operations. Depending on their fair value at the end of the reporting period, derivatives are recorded either in

3D SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

prepaid expenses and other current assets or in accrued liabilities on the Condensed Consolidated Balance Sheet.

The total impact of foreign-currency derivatives on the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2007 reflected gains (losses) of $(2) and $13, respectively, compared to $152 and $230 for the three and six months ended June 30, 2006.

(10)	Capital Lease Obligations

The Company’s future minimum lease payments under capitalized leases at June 30, 2007 and December 31, 2006 were $8,930 and $9,012, respectively. The current portion of those leases at June 30, 2007 and December 31, 2006 was $175 and $168, respectively.

(11)	Preferred Stock

No preferred stock was outstanding at June 30, 2007 or December 31, 2006. On June 8, 2006, all of the Company’s then outstanding Series B Convertible Preferred Stock was converted by its holders into 2,640 shares of Common Stock. For the three and six months ended June 30, 2006, the Company recognized $1,003 and $1,414, respectively, of dividend cost including $869 and $885, respectively, of accreted costs associated with initial offering costs.

(12)	Stock-based Compensation Plans

The Company maintains stock-based compensation plans that are described more fully in Note 15, “Stock-Based Compensation,” to the Consolidated Financial Statements filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, as amended by Form 10-K/A that the Company filed on August 2, 2007.

The Company records stock-based compensation expense in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations. Stock-based compensation expense for the quarter and six month periods ended June 30, 2007 and 2006 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Options	$122	$200	$542	$379
Restricted stock awards	575	769	1,118	957

Total stock-based compensation expense	$697	$969	$1,660	$1,336

The six-month period ended June 30, 2007 includes $497 of stock-based compensation expense primarily related to the acceleration of expense with respect to restricted stock awards related to the separation from service of the Company’s former Chief Financial Officer in the first quarter of 2007.

3D SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The number of shares of restricted Common Stock issued and the weighted average fair value per share during the three and six months ended June 30, 2007 and 2006 are:

		Weighted
		Average
		Fair
	Shares	Value

Three months ended June 30, 2007	15	$20.91
Three months ended June 30, 2006	14	20.39
Six months ended June 30, 2007	15	20.91
Six months ended June 30, 2006	155	21.51

In the second quarter of 2007, the Company granted restricted stock covering 49 shares of Common Stock to certain employees, including certain executive officers, pursuant to the Company’s 2004 Incentive Stock Plan. Under the terms of these awards, the employees had until July 13, 2007 to accept the awards. The awards were accepted by all employees. These restricted stock awards were excluded from the average common shares outstanding calculation but were included in the stock-based compensation amount for the 2007 second quarter.

(13)	Earnings (Loss) Per Share

The Company presents basic and diluted earnings (loss) per share (EPS) amounts. Basic EPS is calculated by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the applicable period. Diluted EPS is calculated by dividing net income (loss) by the weighted average number of common and common equivalent shares outstanding during the applicable period. The following table reconciles basic weighted average outstanding shares to diluted weighted average outstanding shares:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Net loss available to common stockholders	$(5,303)	$(11,528)	$(8,423)	$(13,476)
Weighted average outstanding shares:
Basic weighted average outstanding shares	19,361	16,324	19,240	15,851
Effect of dilutive securities:
Stock options and restricted stock awards	—	—	—	—
6% convertible debentures	—	—	—	—
Series B convertible preferred stock	—	—	—	—

Diluted weighted average shares outstanding	19,361	16,324	19,240	15,851

Earnings (loss) per share:
Basic	$(0.27)	$(0.71)	$(0.44)	$(0.85)
Diluted	$(0.27)	$(0.71)	$(0.44)	$(0.85)

For the three and six months ended June 30, 2007 and 2006, no dilutive securities were included in the diluted weighted average shares outstanding because the effect of their inclusion would have been anti-dilutive, that is, they would have reduced net loss per share.

For the three and six months ended June 30, 2007 and 2006, shares issuable upon the exercise of stock options were 661 and 649, respectively, compared to 801 and 818, respectively, and upon conversion of the outstanding 6% convertible debentures were 1,458 for both periods in 2007 compared to 2,196 and 2,220,

3D SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respectively, and were excluded from the calculation of diluted net loss per share because their inclusion would have been anti-dilutive.

(14)	Income Taxes

For the three and six months ended June 30, 2007, the Company used a 3.2% and (2.2)%, respectively, effective income tax rate to determine its tax provision for those quarters compared to (0.4)% and (0.5)% for the three and six month periods ended June 30, 2006.

The Company maintained $574 and $748 of deferred tax assets on its Condensed Consolidated Balance Sheets as of as of June 30, 2007 and December 31, 2006, respectively. These deferred tax assets relate to the Company’s operations outside the United States. The Company maintained a full valuation allowance on all of its U.S. deferred tax assets at both of those dates.

In June 2006, FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109”. The Company adopted FIN 48 on January 1, 2007. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109 and prescribes a minimum recognition threshold that it must be more-likely-than-not that a tax position will be sustained upon examination before being recognized in the financial statements. Under FIN 48, the impact of an uncertain income tax position on the income tax returns must be recognized at the largest amount that is more-likely-than-not to be required to be recognized upon audit by the relevant taxing authority. Under FIN 48, an uncertain income tax position should be recognized for financial statement reporting purposes only if it has a greater than 50% likelihood of being sustained upon examination. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting for interim periods, disclosure and transition issues with respect to tax positions.

As a result of adoption of FIN 48, at January 1, 2007, the Company had recognized a $1,208 increase to its accumulated deficit in earnings that consisted of a $323 reduction in its deferred tax assets and the recording of an $885 long-term income tax payable in its Condensed Consolidated Balance Sheets. In addition, the Company would have recognized a $3,734 increase to deferred tax assets for unrecognized benefits related to positions taken in prior periods, which would have affected accumulated deficit in earnings if it had not made, which it did, a corresponding increase in the valuation allowance maintained in its Consolidated Financial Statements. For the three and six months ended June 30, 2007, the Company increased its FIN 48 reserve by $18 and $36, respectively, related to accrued interest on uncertain tax positions that the Company had recorded. The Company does not anticipate any additional unrecognized tax benefits during the next twelve months that would result in a material change to its consolidated financial position.

The Company includes interest and penalties accrued in accordance with FIN 48 in the consolidated financial statements as a component of income tax expense.

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

For a discussion of other tax matters relating to the Company, please see Note 21 to the Consolidated Financial Statements filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, as amended by Form 10-K/A that the Company filed on August 2, 2007.

3D SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(15)	Segment Information

The Company operates in one reportable business segment in which it develops, manufactures and markets worldwide rapid 3-D modeling, prototyping and manufacturing systems designed to reduce the time it takes to produce three-dimensional objects. The Company conducts its business through operations in the United States, sales and service offices in the European Community (France, Germany, the United Kingdom and Italy) and the Asia-Pacific region (Japan and Hong Kong), and a research and production facility in Switzerland. Revenue from unaffiliated customers attributed to Germany includes sales by the Company’s German unit to customers in countries other than Germany. The Company has historically disclosed summarized financial information for the geographic areas of operations as if they were segments in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

Such summarized financial information concerning the Company’s geographical operations is shown in the following tables:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Revenue from unaffiliated customers:
United States	$16,717	$11,988	$32,908	$30,382
Germany	7,568	4,230	14,909	8,929
Other Europe	7,395	6,170	16,153	12,583
Asia Pacific	4,746	4,743	9,388	8,880

Total	$36,426	$27,131	$73,358	$60,774

All revenue between geographic areas is recorded at prices that provide for an allocation of profit (loss) between entities. Intercompany sales are as follows

	Three Months Ended June 30, 2007
	United		Other	Asia-
	States	Germany	Europe	Pacific	Total

United States	$—	$3,596	$2,239	$1,932	$7,767
Germany	9	—	1,251	89	1,349
Other Europe	1,443	12	—	—	1,455
Asia-Pacific	—	—	—	—	—

Total	$1,452	$3,608	$3,490	$2,021	$10,571

	Three Months Ended June 30, 2006
	United		Other	Asia-
	States	Germany	Europe	Pacific	Total

United States	$—	$2,595	$3,409	$4,226	$10,230
Germany	89	—	788	201	1,078
Other Europe	1,142	54	—	—	1,196
Asia-Pacific	—	—	—	—	—

Total	$1,231	$2,649	$4,197	$4,427	$12,504

3D SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended June 30, 2007
	United		Other	Asia-
	States	Germany	Europe	Pacific	Total

United States	$—	$7,976	$5,171	$8,108	$21,255
Germany	36	—	2,443	90	2,569
Other Europe	3,314	59	—	—	3,373
Asia-Pacific	—	—	—	—	—

Total	$3,350	$8,035	$7,614	$8,198	$27,197

	Six Months Ended June 30, 2006
	United		Other	Asia-
	States	Germany	Europe	Pacific	Total

United States	$—	$4,492	$7,858	$6,673	$19,023
Germany	130	—	1,688	270	2,088
Other Europe	1,913	132	—	2	2,047
Asia-Pacific	—	—	—	—	—

Total	$2,043	$4,624	$9,546	$6,945	$23,158

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Income (loss) from operations:
United States	$(3,265)	(6,172)	$(7,523)	$(6,708)
Germany	223	273	437	722
Other Europe	222	(2,361)	489	(3,717)
Asia Pacific	462	203	796	687

Subtotal	(2,358)	(8,057)	(5,801)	(9,016)
Inter-segment elimination	(2,563)	(2,271)	(1,196)	(2,659)

Total	$(4,921)	(10,328)	$(6,997)	$(11,675)

	June 30,	December 31,
	2007	2006

Assets:
United States	$97,119	$82,715
Germany	20,514	25,237
Other Europe	54,971	63,368
Asia	17,429	19,218

Subtotal	190,033	190,538
Inter-segment elimination	(22,048)	(24,344)

Total assets	$167,985	$166,194

3D SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s revenue from unaffiliated customers by type was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Systems and other products	$12,665	$7,451	$25,856	$19,830
Materials	14,926	11,482	30,294	23,355
Services	8,835	8,198	17,208	17,589

Total	$36,426	$27,131	$73,358	$60,774

(16)	Commitments and Contingencies

Effective April 1, 2006, the Company entered into an agreement with Symyx Technologies, Inc. under which the Company and Symyx are working together to discover and commercialize advanced materials for use in the Company’s rapid prototyping and rapid manufacturing solutions. Under this agreement, the Company agreed to fund up to $2,400 of research over a two-year period to enable Symyx to develop new materials’ formulations that the Company could commercialize for rapid prototyping and rapid manufacturing applications. For the three and six month periods ended June 30, 2007, the Company recorded $300 and $600, respectively, of research and development expense related to this agreement compared to $300 for the three and six month periods ended June 30, 2006.

The Company is involved in various legal matters incidental to its business. The Company’s management believes, after consulting with counsel, that the disposition of these other legal matters will not have a material effect on the Company’s consolidated results of operations or consolidated financial position.

(17)	Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109” which the Company adopted as of January 1, 2007. This interpretation was issued to clarify the accounting for uncertainty in the amount of income taxes to be recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company also adopted FASB Staff Position No. FIN 48-1 (“FSP FIN 48-1”), “Definition of Settlement in FASB Interpretation No. 48” as of January 1, 2007. FSP FIN 48-1 provides that a company’s tax position will be considered settled if the taxing authority has completed its examination, the company does not plan to appeal, and it is remote that the taxing authority would reexamine the tax position in the future. The Company adopted the provisions of FIN 48 at January 1, 2007 and recognized a $1,208 increase in accumulated deficit in earnings.

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements”. This statement defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures with respect to fair value measurements. This statement does not require any new fair value measurements. This statement is expected to be applied prospectively and is effective for financial statements issued for fiscal years beginning after November 15, 2007 and for interim periods within those fiscal years. The Company believes that the adoption of SFAS No. 157 will not have a material effect on its results of operations or consolidated financial position.

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

3D SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Business Overview

We design, develop, manufacture, market and service rapid 3-D modeling, rapid prototyping and manufacturing systems and related products and materials that enable complex three-dimensional objects to be produced directly from computer data without tooling, greatly reducing the time and cost required to produce prototypes or customized production parts. Our consolidated revenue is derived primarily from the sale of our systems, the sale of the related materials used by the systems to produce solid objects and the provision of services to our customers.

Recent Developments

New product development

During the first six months of 2007, we continued our new product development activities, resulting in the introduction of the following new products:

•	In January 2007, we announced that we had successfully developed a revolutionary and disruptive technology called Film Transfer Imaging (FTI), and we plan to begin selling the compact V-Flashtm Desktop Modeler this year.

•	In April 2007, we announced the V-Flashtm HA 230 Manufacturing System, the first economical, high-speed desktop manufacturing system for hearing aids that we plan to introduce this fall.

•	Also in April 2007, we announced the introduction of the InVision® XT modeler, a new 3-D modeler that is designed to produce high-definition, functional and durable models for form, fit and function analysis.

•	In July 2007, we announced the availability of Accura® 55 Plastic, a new stereolithography material that simulates the look and feel of molded ABS.

•	Also in July 2007, we announced the introduction of Accura® Xtreme Plastic, an extremely tough and versatile material for stereolithography systems.

Summary of 2007 operating results

We achieved record second quarter revenue for the quarter ended June 30, 2007 primarily as a result of higher unit volume of sales of new products. For the second quarter of 2007, revenue increased 34.3% to $36.4 million compared to its depressed level of $27.1 million for the second quarter of 2006.

For the first six months of 2007, our revenue increased 20.7% to $73.4 million compared to $60.8 million for the first six months of 2006.

Our operating loss declined by more than 50% to $4.9 million in the second quarter of 2007 from $10.3 million in the 2006 quarter and, for the first six months, declined by 40% to $7.0 million from $11.7 million in the 2006 period.

Our operating loss included $5.6 million of non-cash expenses in the first six months of 2007 and $5.0 million of non-cash expenses in the 2006 period, which included higher depreciation and amortization expense in the 2007 period arising from the company’s higher level of capital expenditures in 2006 for its relocation to Rock Hill, South Carolina, and its implementation of a new ERP system as well as higher stock-

based compensation expense in the 2007 periods. We expect that our depreciation and amortization expense for the full year 2007 will be in the range of $6.5 million to $7.5 million.

We benefited from higher gross profit in the second quarter and first six months of 2007 and the absence of the restructuring costs that we incurred in 2006 for our relocation to Rock Hill, but operating expenses increased primarily due to increased spending on R&D and remainder of the special costs related to the restatement of our financial statements, our 2006 year-end audit and first quarter 2007 review and the continued implementation costs of our new ERP system. We believe that the higher operating expenses that we incurred in the second quarter and first six months of 2007 from these special costs should subside as we move through the remainder of 2007.

As we have previously disclosed, during the second quarter of 2006, we experienced disruptions and adverse effects from the implementation of our new ERP system, supply chain staffing issues, and the outsourcing of our spare parts and certain of our finished goods supply activities to a logistics management company. We also experienced some growing pains as our initial success in late 2005 and early 2006 in placing new Sinterstation® Pro, Vipertm Pro and 3-D Printing systems stretched our field engineering resources and presented some stability issues with certain installed systems. These matters adversely affected our revenue, operating results, cash flow and working capital management beginning in the second quarter of 2006, and we believe that we have now largely overcome their effects.

We have also taken several actions since the beginning of the second quarter of 2007 to strengthen our liquidity and our balance sheet. For example:

•	On June 19, 2007, we sold 1.3 million shares of our Common Stock, about 6.1% of the shares then outstanding, in a private placement transaction and received $20.6 million in net proceeds that we intend to use primarily for working capital purposes. As a result, we ended the second quarter with $29.2 million of unrestricted cash and cash equivalents on our balance sheet.

•	Subsequently, we issued a conditional call for redemption of our outstanding 6% convertible subordinated debentures, and all of them were converted into 1.5 million shares of Common Stock on July 20, 2007.

•	As discussed below, our working capital increased by $18.8 million from December 31, 2006 to June 30, 2007 and by $20.1 million from March 31, 2007 to June 30, 2007. The improvement in our working capital was primarily attributable to the private placement transaction. Among our major components of working capital, accounts receivable, net of allowances, declined by $8.3 million from December 31, 2006 to June 30, 2007 as we continued to reduce our days’ sales outstanding, and inventory at June 30, 2007 was below its level at December 31, 2006 as well as its level at March 31, 2007, reflecting early success in our efforts to make a significant reduction in inventory prior to the end of 2007.

•	Finally, with our strengthened cash position, on July 20, we repaid our outstanding revolving credit borrowings with Silicon Valley Bank. That credit facility expires on October 1, 2007 and we intend to replace it with a new credit facility before then although we do not expect to have a need to borrow under it given our strengthened cash position.

As we have also disclosed, as a result of the disruptions and adverse effects we encountered in 2006, we identified several material weaknesses in our internal control over financial reporting. See “Item 4. Controls and Procedures” below. We are continuing to take remedial actions to correct these weaknesses. We expect to fully correct them by the end of 2007, but we can provide no assurance that we will be fully successful in accomplishing this goal or that they will not continue to affect us in future periods.

Results of Operations

Consolidated revenue

Second quarter comparison of revenue by class of product and service

Table 1 sets forth our change in revenue by class of product and service for the second quarter of 2006 compared to the second quarter of 2007 (dollars in thousands):

Table 1

	Systems and						Net Change in
	Other						Consolidated
	Products		Materials		Services		Revenue

Revenue at June 30, 2006	$7,451	27.5%	$11,482	42.3%	$8,198	30.2%	$27,131	100%
Change in revenue:
Volume:
Core products and services	(651)	(8.7)	3,224	28.1	(20)	(0.2)	2,553	9.4
New products	4,944	66.4	1,015	8.8	434	5.3	6,393	23.6
Price/mix	679	9.1	(1,128)	(9.8)	—	—	(449)	(1.6)
Foreign currency translation	242	3.2	333	2.9	223	2.7	798	2.9

Net change	5,214	70.0	3,444	30.0	637	7.8	9,295	34.3

Revenue at June 30, 2007	$12,665	34.8%	$14,926	41.0%	$8,835	24.2%	$36,426	100%

Revenue for the second quarter of 2007 increased by 34.3% to $36.4 million from $27.1 million for the second quarter of 2006. On a consolidated basis, the principal factors leading to the $9.3 million increase in consolidated revenue in the second quarter of 2007 were increases in both core and new product unit volume and the favorable effect of foreign currency translation, which were partially offset by price and mix effects.

Revenue from systems and other products increased by $5.2 million or 70.0% to $12.7 million for the quarter ended June 30, 2007 from their depressed level of $7.5 million for the second quarter of 2006 and comprised 34.8% of consolidated revenue in the 2007 quarter compared to 27.5% in the 2006 period. The increase arose primarily from higher systems sales in all geographic regions, a $4.9 million increase in sales of newer systems, a favorable $0.7 million increase in the combined effect of price and mix and a $0.3 million positive impact from foreign currency translation. This was partially offset by a $0.7 million decline in sales of legacy products.

Revenue from materials increased by $3.4 million or 30.0% to $14.9 million for the second quarter of 2007 from $11.5 million for the 2006 quarter and comprised 41.0% of consolidated revenue in the 2007 period compared to 42.3% in the 2006 period. This increase was primarily the result of higher unit volume with unit sales of core materials increasing by $3.2 million and those of our new materials increasing by $1.0 million. Partially offsetting this increase was a $1.1 million year-over-year decline arising from price and mix effects. Foreign currency translation also had a $0.3 million positive impact.

Revenue from services increased by $0.6 million or 7.8% to $8.8 million for the second quarter of 2007 from $8.2 million for the 2006 period and declined to 24.2% of consolidated revenue from 30.2% for the 2006 period. This continuing decline as a percentage of total revenue was primarily due to the proportionately higher increases in revenue from systems and other products. The increase in service revenue was primarily the result of $0.4 million of higher unit volume from new services and $0.2 million of favorable foreign currency translation that was partially offset by modestly lower volume from legacy services.

As used in this Management’s Discussion and Analysis, the combined effect of changes in product mix and average selling prices, sometimes referred to as price and mix effects, refers to changes in revenue that are not able to be specifically related to changes in unit volume. Among these changes are changes in the product mix of our systems as the trend toward smaller, more economical systems that has affected our business for the past several years has continued and the influence of new products has grown.

Systems orders and sales tend to fluctuate on a quarterly basis as a result of a number of factors, including the types of systems ordered by customers, customer acceptance of newly introduced products, the timing of product orders and shipments, global economic conditions and fluctuations in foreign currency exchange rates. Our customers generally purchase our systems as capital equipment items, and their purchasing decisions may have a long lead time. Due to the relatively high list price of certain systems and the overall low unit volume of systems sales in any particular period, the acceleration or delay of orders and shipments of a small number of systems from one period to another can significantly affect revenue reported for our systems sales for the period involved. Revenue reported for systems sales in any particular period is also affected by revenue recognition rules prescribed by generally accepted accounting principles. However, as noted above, production and delivery of our systems is generally not characterized by long lead times, and backlog is therefore generally not a material factor in our business.

Reflecting these normal trends in our business, at June 30, 2007 our backlog was approximately $1.5 million. This was a significant reduction from the $5.0 million of backlog that we had recorded at December 31, 2006, and we believe that it is more consistent with the normal operating trends in our business.

Six month comparison of revenue by class of product and service

Table 2 sets forth the change in revenue by class of product and service for the six months ended June 30, 2006 compared to the six months ended June 30, 2007 (dollars in thousands):

Table 2

							Net Change in
	Systems and						Consolidated
	Other Products		Materials		Services		Revenue

Revenue at June 30, 2006	$19,830	32.6%	$23,355	38.4%	$17,589	29.0%	$60,774	100%
Change in revenue:
Volume:
Core products and services	(1,060)	(5.4)	5,192	22.2	(777)	(4.4)	3,355	5.5
New products	6,301	31.8	831	3.6	(152)	(0.9)	6,980	11.5
Price/mix	95	0.5	10	—	—	—	105	0.2
Foreign currency translation	690	3.5	906	3.9	548	3.1	2,144	3.5

Net change	6,026	30.4	6,939	29.7	(381)	(2.2)	12,584	20.7

Revenue at June 30, 2007	$25,856	35.2%	$30,294	41.3%	$17,208	23.5%	73,358	100%

Revenue for the six months ended June 30, 2007 increased by 20.7% to $73.4 million from $60.8 million for the six-month period ended June 30, 2006. The principal factors leading to the $12.6 million increase in our consolidated revenue were increases in unit volume from both core and new products, the combined positive effect of changes in product mix and average selling prices, and the favorable effect of foreign currency translation.

Revenue from systems and other products increased by $6.1 million or 30.4% to $25.9 million for the six months ended June 30, 2007 from $19.8 million for the six months ended June 30, 2006 and comprised 35.2% of consolidated revenue in the 2007 period compared to 32.6% in the 2006 period. This increase primarily related to higher volume of system sales in all geographic regions. The increase was driven primarily from a $6.3 million increase in sales of our newer systems, the $0.7 million positive impact from foreign currency translation and a $0.1 million favorable effect of changes in product mix and average selling prices. This was partially offset by a $1.1 million decline in legacy product sales.

Revenue from materials increased by $6.9 million or 29.7% to $30.3 million for the six-month period from $23.4 million for the six months ended June 30, 2006 and comprised 41.3% of consolidated revenue in the 2007 period compared to 38.4% in the 2006 period. Materials revenue volume from our legacy products and new products increased $5.2 million and $0.8 million, respectively. Foreign currency translation also had a $0.9 million positive impact.

Revenue from services decreased by $0.4 million or 2.2% to $17.2 million for the six months ended June 30, 2007 from $17.6 million for the 2006 period and comprised 23.5% of consolidated revenue in the 2007 period compared to 29.0% in the 2006 period. The decrease arose from an $0.8 million decline in volume of legacy services and a $0.2 million decline in volume of new services, partially offset by a $0.6 million favorable impact of foreign currency translation.

Change in revenue by geographic region in the quarterly periods

Table 3 sets forth the change in revenue by geographic area for the second quarter of 2007 compared to the second quarter of 2006 (dollars in thousands):

Table 3

	U.S.		Europe		Asia-Pacific		Total

Revenue at June 30, 2006	$11,988	44.2%	$10,400	38.3%	$4,743	17.5%	$27,131	100%
Change in revenue:
Volume	5,188	43.3	3,023	29.1	735	15.5	8,946	33.0
Price/mix	(459)	(3.8)	551	5.3	(541)	(11.4)	(449)	(1.6)
Foreign currency translation	—	—	989	9.5	(191)	(4.0)	798	2.9

Net change	4,729	39.5	4,563	43.9	3	0.1	9,295	34.3

Revenue at June 30, 2007	$16,717	45.9%	14,963	41.1%	4,746	13.0%	$36,426	100%

Revenue from U.S. operations increased by $4.7 million or 39.5% to $16.7 million from $12.0 million in the second quarter of 2006. The increase primarily related to higher volume, partially offset by price and mix effects.

Revenue from non-U.S. operations at June 30, 2007 increased by $4.6 million or 30.2% to $19.7 million from $15.1 million at June 30, 2006. Revenue from non-U.S. operations as a percent of total revenue was 54.1% and 55.8%, respectively at June 30, 2007 and 2006.

Revenue from European operations increased by $4.6 million or 43.9% to $15.0 million from $10.4 million in the prior year period. This increase was due to $3.0 million of higher volumes, $0.6 million of favorable positive price/mix variances and $1.0 million of favorable foreign currency translation effects. Foreign currency translation accounted for 21.7% of the European revenue increase for the second quarter 2007.

The $4.7 million of revenue from Asia-Pacific operations was comparable to the prior year quarter as the increase in volume was offset by unfavorable price and mix effects and unfavorable foreign currency translation.

Change in revenue by geographic region in the six month period

Table 4 sets forth the change in revenue by geographic area for the six month period ended June 30, 2006 compared to the six month period ended June 30, 2007 (dollars in thousands):

Table 4

	U.S.		Europe		Asia-Pacific		Total

Revenue at June 30, 2006	$30,382	50.0%	$21,512	35.4%	$8,880	14.6%	$60,774	100.0%
Change in revenue:
Volume	3,373	11.1	5,321	24.7	1,641	18.5	10,335	17.0
Price/mix	(847)	(2.8)	1,850	8.6	(898)	(10.1)	105	0.2
Foreign currency translation	—	—	2,379	11.1	(235)	(2.7)	2,144	3.5

Net change	2,526	8.3	9,550	44.4	508	5.7	12,584	20.7

Revenue at June 30, 2007	$32,908	44.9%	$31,062	42.3%	$9,388	12.8%	$73,358	100.0%

Revenue from U.S. operations for the six months ended June 30, 2007 increased by $2.5 million or 8.3% to $32.9 million compared to the 2006 period. The increase primarily related to higher volume partially offset by an unfavorable price/mix variance.

Revenue from non-U.S. operations increased by $10.1 million or 33.1% to $40.5 million for the six month period ended June 30, 2007 from $30.4 million in the 2006 period and comprised 55.1% of consolidated revenue for the six months of 2007 compared to 50% for the 2006 period.

Revenue from European operations increased by $9.6 million or 44.4% to $31.1 million for the six months ended June 30, 2007 from $21.5 million in the 2006 period. The increase was due to higher volume, positive price/mix variances and the favorable effect of $2.4 million of foreign currency translation. Foreign currency translation accounted for 24.9% of the European revenue increase in 2007.

Revenue from Asia-Pacific operations improved by $0.5 million or 5.7% to $9.4 million for the six months ended June 30, 2007 compared to $8.9 million in the 2006 period. This increase was caused primarily by a $1.6 million increase in volume partially offset by $0.9 million of unfavorable price/mix effects and $0.2 million of unfavorable foreign currency translation.

Costs and margins

Second quarter comparison

Table 5 sets forth gross profit and gross profit margin by our classes of products and services for the second quarters of 2007 and 2006 (dollars in thousands):

Table 5

	Three Months Ended June 30,
	2007		2006
		%		%
	Amount	Revenue	Amount	Revenue

Products	$11,727	42.5%	$4,443	23.5%
Services	1,752	19.8	1,393	17.0

Total	$13,479	37.0%	$5,836	21.5%

On a consolidated basis, gross profit for the second quarter of 2007 increased by $7.7 million to $13.5 million from its depressed level of $5.8 million in the second quarter of 2006. Gross profit margin in the second quarter of 2007 increased to 37.0% of revenue from 21.5% of revenue for the 2006 quarter. Gross profit margin benefited in the second quarter of 2007 from the absence of the disruptions mentioned below, our higher revenue and a relatively lower increase in cost of sales but was constrained by discounts that we granted to certain customers in connection with strategic relationships. The 2006 gross profit was adversely affected by the business disruptions and adverse effects of the implementation of our new ERP system, supply chain staffing issues, logistics disruptions and customer accommodations that we experienced in the second quarter of 2006. The 2007 quarter was positively impacted by $0.2 million of favorable foreign currency translation.

For the second quarter of 2007, cost of sales increased by 7.8%, a rate less than the rate of increase in revenue, to $22.9 million from $21.3 million for the second quarter of 2006 primarily due to the incremental costs of sales associated with our higher revenue and a $0.6 million foreign currency translation adjustment. The 2006 quarter was adversely affected by the operating matters previously discussed above.

Product gross profit for the second quarter of 2007 increased by $7.3 million or 163.9% to $11.7 million from $4.4 million for the 2006 quarter. This increase was primarily due to the absence in the 2007 quarter of the disruptions that reduced 2006 margins. Gross profit for the 2007 quarter was adversely affected by selected discounts granted with respect to certain strategic sales of equipment.

Gross profit for services for the second quarter of 2007 increased by $0.3 million or 25.8% to $1.7 million from $1.4 million for the 2006 quarter. The increase was primarily related to higher installation and training revenue recognized during the second quarter of 2007 resulting in a better absorption of fixed costs.

Six month comparison

Table 6 sets forth gross profit and gross profit margin by our classes of products and services for the six months ended June 30, 2007 and 2006 (dollars in thousands):

Table 6

	Six Months Ended June 30,
	2007		2006
		%		%
	Amount	Revenue	Amount	Revenue

Products	$26,222	46.7%	$15,685	36.3%
Services	3,160	18.4	3,756	21.4

Total	$29,382	40.0%	$19,441	32.0%

On a consolidated basis, gross profit for the six months ended June 30, 2007 increased by $10.0 million to $29.4 million from $19.4 million for the six months ended June 30 2006. Gross profit margin increased to 40.0% of revenue from 32.0% of revenue for the 2006 period. The improvement in the first six months of 2007 resulted primarily from the absence of the operating issues previously discussed above that adversely affected profitability in the second quarter of 2006 and other factors discussed above with respect to the second quarter of 2007. Gross profit in the first six months of 2007 also included a $0.7 million favorable effect of foreign currency translation.

For the six months ended June 30, 2007, cost of sales increased by 6.4% to $44.0 million from $41.3 million for the 2006 period primarily due to the same factors that affected cost of sales for the second quarter of 2007 and the $1.4 million effect of foreign currency translation.

Product gross profit for the six months ended June 30, 2007 increased by $10.5 million or 67.2% to $26.2 million from $15.7 million for the 2006 period. This increase was primarily due to the absence in the 2007 period of the negative impact of the 2006 disruptions discussed above, and higher revenue.

Gross profit for services for the six months ended June 30, 2007 declined by $0.6 million or 15.9% to $3.2 million from $3.8 million for the 2006 period. The decrease was primarily related to increased product cost and lower maintenance billings due to our discontinuation of providing service and spare parts for certain legacy systems.

Operating Expenses

As shown in Table 7, total operating expenses increased by $2.2 million or 13.8% to $18.4 million in the second quarter of 2007 from $16.2 million in the second quarter of 2006. The increase in the second quarter of 2007 was primarily due to:

•	$4.0 million higher selling, general and administrative expenses discussed below; and

•	$0.6 million of higher research and development expenses, which are discussed in further detail below.

The effect of these increases was partially offset by the absence in the second quarter of 2007 of $2.3 million of restructuring costs that we incurred in the second quarter of 2006 primarily for personnel, relocation and recruiting costs in connection with our relocation to Rock Hill, South Carolina.

Table 7

	Three Months Ended June 30,
	2007		2006
		%		%
	Amount	Revenue	Amount	Revenue
		(Dollars in thousands)

Selling, general and administrative expenses	$14,872	40.8%	$10,910	40.2%
Research and development expenses	3,528	9.7	2,974	11.0
Restructuring costs	—	—	2,280	8.4

Total	$18,400	50.5%	$16,164	59.6%

As shown in Table 8, total operating expenses increased by $5.3 million or 16.9% to $36.4 million for the six months ended June 30, 2007 from $31.1 million for the six months ended June 30, 2006. The increase in the first six months of 2007 was primarily due to:

•	$8.8 million higher selling, general and administrative expenses discussed below; and

•	$0.4 million higher research and development costs;

The effect of these increases was partially offset by the absence in the first six months of 2007 of $3.9 million of the restructuring costs that we incurred in the 2006 period related to our relocation to Rock Hill, South Carolina.

Table 8

	Six Months Ended June 30,
	2007		2006
		%		%
	Amount	Revenue	Amount	Revenue
		(Dollars in thousands)

Selling, general and administrative expenses	$29,764	40.6%	$20,967	34.5%
Research and development expenses	6,615	9.0	6,231	10.2
Restructuring costs	—	—	3,918	6.5

Total	$36,379	49.6%	$31,116	51.2%

Selling, general and administrative expenses

The $4.0 million increase in selling, general and administrative expenses in the second quarter of 2007 was due primarily to:

•	$0.9 million of costs associated with our restatement accounting related costs related to our 2006 year end and the first quarter of 2007;

•	$0.9 million of additional legal fees;

•	$1.3 million of contract labor;

•	$0.3 million of additional depreciation expense arising from the Rock Hill facility;

•	$0.2 million of amortization expense related to our new ERP system; and

•	$0.3 million foreign currency translation.

The $8.8 million increase in selling, general and administrative expenses for the six months ended June 30, 2007 was due primarily to:

•	$1.8 million of costs associated with our restatement and accounting related costs related to our 2006 year end and the first quarter of 2007;

•	$1.7 million of additional legal fees;

•	$2.5 million of contract labor;

•	$1.0 million of severance and stock-based compensation expense primarily related to the separation from service of our former Chief Financial Officer,

•	$0.5 million of additional depreciation expense arising from the Rock Hill facility;

•	$0.3 million of amortization expense related to our new ERP system; and

•	$0.6 million foreign currency translation.

Research and development expenses

Research and development expenses increased 18.6% to $3.5 million in the second quarter of 2007 from $3.0 million in the second quarter of 2006 primarily due to the costs associated with the launch of our V-Flashtm 3-D modeler mentioned above.

Research and development expenses increased $0.4 million to $6.6 million for the six months ended June 30, 2007 compared to $6.2 million for the six months ended June 30, 2006 and was primarily due to an acceleration of costs associated with the launch of our V-Flashtm 3-D modeler.

We are continuing to work on selected new product developments, and we expect to incur approximately $12.0 million to $13.0 million of research and development expenses for the full year 2007.

Restructuring costs

As discussed above, we incurred no restructuring costs for the three or six month periods ended June 30, 2007. For the three months ended June 30, 2006, we incurred $2.3 million of restructuring costs and for the six months ended June 30, 2006, we incurred $3.9 million of restructuring costs primarily for personnel, relocation and recruiting costs in connection with our relocation to Rock Hill, South Carolina.

Loss from operations

Loss from operations for the second quarter of 2007 decreased to $4.9 million from $10.3 million in the 2006 quarter. Loss from operations for the six months ended June 30, 2007 declined to $7.0 million from $11.7 million for the first six months of 2006.

In both the second quarter and first six months of 2007, the lower loss from operations reflected our higher consolidated revenue and gross profit in the 2007 periods and the absence of the restructuring costs that we incurred in the 2006 periods, which were partially offset by the higher operating expenses discussed above.

The following table sets forth operating income (loss) from operations by geographic area for the second quarter of 2007 compared to the second quarter of 2006 (dollars in thousands):

Table 9

	Three Months Ended
	June 30,
	2007	2006

Income (loss) from operations:
United States	$(3,265)	$(6,172)
Germany	223	273
Other Europe	222	(2,361)
Asia	462	203

Subtotal	(2,358)	(8,057)
Inter-segment elimination	(2,563)	(2,271)

Total	$(4,921)	$(10,328)

The following table sets forth operating income (loss) from operations by geographic area for the first six months of 2007 compared to the first six months of 2006 (dollars in thousands):

Table 10

	Six Months Ended
	June 30,
	2007	2006

Income (loss) from operations:
United States	$(7,523)	$(6,708)
Germany	437	722
Other Europe	489	(3,717)
Asia	796	687

Subtotal	(5,801)	(9,016)
Inter-segment elimination	(1,196)	(2,659)

Total	$(6,997)	$11,675)

For the three and six month periods ended June 30, 2007, changes in operating income (loss) by geographic region reflected higher revenue in each geographic area. With respect to the U.S., the decline in operating loss by geographic area reflected, as discussed above, the higher revenue and gross profit and the absence of the restructuring costs incurred in the U.S. in the 2006 periods, partially offset by higher operating expenses in the U.S. The changes in operating income (loss) in our non-U.S. operations resulted from higher revenue and gross profit as a result of favorable transfer pricing and the positive effect of foreign currency translation.

Interest and other expense, net

Interest and other expense, net, which consisted primarily of interest expense partially offset by interest income, increased to $0.6 million in the second quarter of 2007 from $0.2 million for the second quarter of 2006 and increased to $1.2 million for the six months ended June 30, 2007 from $0.3 million for the six months ended June 30 2006. This increase was primarily related in each period to higher interest expense on our borrowings under the Silicon Valley Bank credit facility and the cost of capital leases related to the Rock Hill facility, partially offset by a reduction of interest expense on our outstanding 6% convertible subordinated debentures due to the conversion of certain of those debentures prior to June 30, 2007.

Provision for (benefit of) income taxes

We recorded a $0.2 million benefit from income taxes for the second quarter of 2007 compared to a nominal provision for income taxes for the second quarter of 2006.

Our provision for income taxes for the six months ended June 30, 2007 was $0.2 million compared to $0.1 million for the 2006 period.

The changes in both periods arose from adjustments to our non-U.S. tax provisions.

Net loss and net loss available to common stockholders

Our $5.3 million net loss for the second quarter of 2007 included our $4.9 million operating loss, $0.6 million of interest and other expense and the $0.2 million benefit from income taxes in the second quarter of 2007, as discussed above. Net loss available to common stockholders for the second quarter of 2007 was also $5.3 million as no preferred dividends were paid or accrued in the second quarter of 2007.

For the three and six months ended June 30, 2007, our weighted average common shares outstanding were 19.4 million and 19.2 million, respectively. On a per share basis, basic and diluted net loss per share available to the common stockholders in the second quarter of 2007 was $0.27.

For the three and six months ended June 30, 2007 and 2006, shares issuable upon the exercise of stock options were 0.7 million and 0.6 million, respectively, compared to 0.8 million for both periods in 2006, and upon conversion of the outstanding 6% convertible debentures were 1.5 million for both periods in 2007 compared to 2.2 million for both periods in 2006 and were excluded from the calculation of diluted net loss per share because their inclusion would have been anti-dilutive.

For the three months ended June 30, 2006, net loss was $10.5 million. Net loss available to common stockholders for the second quarter of 2006 was $11.5 million after giving effect to accrued dividends and accretion of preferred stock issuance costs totaling $1.0 million with respect to the then outstanding Series B Convertible Preferred Stock. On a per share basis, basic and diluted net loss per share available to the common stockholders in the second quarter of 2006 was $0.71.

Our $8.4 million net loss for the first six months of 2007 included our $7.0 million operating loss, $1.2 million of interest and other expense and our $0.2 million provision for income taxes for the six months ended June 30, 2007, as discussed above.

For the six months ended June 30, 2006, net loss was $12.1 million. Net loss available to common stockholders for the six months ended June 30, 2006 was $13.5 million after giving effect to $1.4 million of accrued dividends and accretion of preferred stock issuance costs with respect to the then outstanding Series B Convertible Preferred Stock.

For the three and six months ended June 30, 2006, our weighted average common shares outstanding were 16.3 million and 15.9 million, respectively. On a per share basis, basic and diluted net loss per share available to the common stockholders for the six months ended June 30, 2007 were $0.44.

On a per share basis, basic and diluted net loss per share available to the common stockholders for the six months ended June 30, 2006 was $0.85.

Financial Condition and Liquidity

During the first six months of 2007, our primary source of liquidity was available cash recorded on our balance sheet, which included $8.2 million of borrowings under the revolving credit facility that we maintain with Silicon Valley Bank. On June 19, 2007, we received $20.6 million in net proceeds from the private placement of 1.25 million shares of Common Stock. Our unrestricted cash and cash equivalents increased by $14.9 million to $29.2 million from $14.3 million at December 31, 2006. See “Cash flow” and “Outstanding debt and capitalized lease obligations” below.

Working capital

Our net working capital increased by $18.8 million to $36.1 million at June 30, 2007 from $17.3 million at December 31, 2006. Table 11 provides a summary of the net changes in working capital items between these two dates.

Table 11

Increase/
(Decrease)
(Dollars in
thousands)

Current assets
Cash and cash equivalents	$14,842
Accounts receivable, net of allowances	(8,363)
Inventories, net of reserve	(896)
Prepaid expenses and other current assets	(1,548)
Deferred income tax assets	(174)

Total current assets	3,861

Current liabilities
Industrial development bonds related to assets held for sale	(110)
Current portion of capitalized lease obligations	7
Accounts payable	(9,550)
Accrued liabilities	(1,277)
Customer deposits	(4,993)
Deferred revenue	1,054

Total current liabilities	(14,869)

Net change in working capital	$18,730

As noted above, our unrestricted cash and cash equivalents increased by $14.9 million to $29.2 million from $14.3 million at December 31, 2006. This increase resulted from $23.0 million of cash provided by financing activities and the favorable $0.4 million effect of exchange rate changes on cash that were partially offset by $7.6 million of cash used in operating activities and $1.0 million of cash used in investing activities

Accounts receivable, net decreased by $8.3 million to $26.2 million at June 30, 2007 from $34.5 million at December 31, 2006. This decline was primarily attributable to the timing of collections, which resulted in a reduction of days’ sales outstanding to 65 days at June 30, 2007 from 74 days at December 31, 2006. Our gross accounts receivable declined $9.1 million from December 31, 2006 to June 30, 2007. Accounts receivable more than 90 days past due declined to 5.6% of gross receivables at June 30, 2007 compared to 9.9% of gross receivables at December 31, 2006 primarily due to our focus on resolving past due accounts.

Components of inventories were as follows:

Table 12

	June 30,	December 31,
	2007	2006
	(Dollars in thousands)

Raw materials	$1,031	$531
Inventory held by assemblers	466	1,048
Finished goods	23,721	24,535

	$25,218	$26,114

Inventories decreased by $0.9 million to $25.2 million at June 30, 2007 from $26.1 million at December 31, 2006. The $0.9 million decrease in inventories at June 30, 2007 resulted from a $0.6 million decrease in inventory held by assemblers and a $0.8 million decrease in finished goods inventory that was partially offset by a $0.5 million increase in raw materials inventory.

In connection with our outsourcing activities with our third-party assemblers, we sell to them components from time to time of our raw materials inventory related to systems that they assemble. We record those sales in our financial statements as a product financing arrangement under SFAS No. 49, “Accounting for Product Financing Arrangements.” At June 30, 2007, we held in our inventory pursuant to SFAS No. 49 $0.5 million of inventory sold to assemblers compared to $1.0 million at December 31, 2006, and we had a corresponding accrued liability representing our non-contractual obligation to repurchase assembled systems and refurbished parts produced from such inventory. See Notes 2 and 6 to the Condensed Consolidated Financial Statements.

With the outsourcing of substantially all of our equipment assembly and refurbishment activities, the majority of our inventory now consists of finished goods, including primarily systems, materials and service parts, as our third-party assemblers have taken over supply-chain responsibility for the assembly and refurbishment of systems. As a result, we generally no longer hold in inventory most parts for systems production or refurbishment. In calculating inventory reserves, we direct our attention to spare parts that we hold in inventory and that we expect to be used over the expected life cycles of the related systems, to inventory related to the blending of our engineered materials and composites and to our ability to sell items that are recorded in finished goods inventory, a large portion of which are new systems. We maintained $2.8 million of inventory reserves at June 30, 2007 and $2.4 million of such reserves at December 31, 2006. The increase was due to additional reserves provided for certain product lines nearing the end of their life cycle.

The components of prepaid expenses and other current assets were:

Table 13

	June 30,	December 31,
	2007	2006
	(Dollars in thousands)

Value added tax (“VAT”) and sales tax refunds	$1,295	$393
Progress payments to assemblers	763	698
Non-trade receivables	857	2,429
Other	1,805	2,748

Total	$4,720	$6,268

Our prepaid expenses and other current assets declined by $1.6 million to $4.7 million at June 30, 2007 from $6.3 million at December 31, 2006. The non-trade receivables shown in Table 13, the inventory held by assemblers shown in Table 12 and a related accrued liability in an amount that corresponds to the book value of inventory held by assemblers included in accrued liabilities on our Condensed Consolidated Balance Sheet relate to the accounting for our outsourcing arrangements pursuant to SFAS No. 49. The non-trade receivables shown in Table 13 declined by $1.5 million from December 31, 2006 to $0.9 million at June 30, 2007 as a result of a reduction in semi-finished systems and parts that our third-party assemblers purchased from us to complete the assembly of systems for which we had not received payment from them at period end. VAT and sales tax refunds increased by $0.9 million to $1.3 million at June 30, 2007. The increase is due primarily to an increase in VAT for which we expect to receive payment after June 30, 2007.

Accounts payable declined by $9.5 million to $17.3 million at June 30, 2007 from $26.8 million at December 31, 2006. The decline primarily related to higher payments to assemblers for finished goods at December 31, 2006 compared to June 30, 2007.

Customer deposits decreased by $5.0 million as we recognized the revenue in the first six months of 2007 related to certain deposits deferred on our balance sheet at December 31, 2006.

Deferred revenue increased by $1.0 million to $12.5 million at June 30, 2007 from $11.5 million at December 31, 2006 primarily due to an increase in maintenance contracts, installation, training and warranty revenue from first and second quarter 2007 shipments.

Deferred income tax assets decreased by $0.2 million in connection with our adoption of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an Interpretation of SFAS No. 109”. See Note 14 to the Condensed Consolidated Financial Statements.

The changes in the second quarter of 2007 that comprise the other components of working capital not discussed above arose in the ordinary course of business. These components of working capital include $11.3 million of accrued liabilities, $0.2 million in current installments of capitalized lease obligations, $1.2 million of restricted cash and $3.5 million in assets held for sale related to our Grand Junction facility.

As discussed elsewhere in this Form 10-Q, we closed the Grand Junction facility late in April 2006 and subsequently listed it for sale, with $3.5 million of net assets related to that facility recorded on our Condensed Consolidated Balance Sheet as assets held for sale. Also, at June 30, 2007 and December 31, 2006 we have reflected $3.4 million and $3.5 million, respectively, as a current liability consisting of the outstanding principal amount of the industrial development bonds that financed that facility, in anticipation of the sale of the facility. See Notes 7 and 8 to the Condensed Consolidated Financial Statements.

Differences not discussed above between the amounts of working capital item changes in the cash flow statement and the amounts of balance sheet changes for those items are primarily the result of foreign currency translation adjustments.

Cash flow

Table 14 summarizes the cash provided by or used in operating activities, investing activities and financing activities, as well as the effect of changes in foreign currency exchange rates on cash, for the first six months of 2007 and 2006.

Table 14

	Six Months Ended June 30,
	2007	2006
	(Dollars in thousands)

Cash used in operating activities	$(7,592)	$(8,075)
Cash used in investing activities	(979)	(3,729)
Cash provided by financing activities	23,007	1,060
Effect of exchange rate changes on cash	406	(584)

Net increase (decrease) in cash and cash equivalents	$14,842	$(11,328)

Cash flow from operations

For the six months ended June 30, 2007, we used $7.6 million of net cash for operating activities. This use of cash consisted of our $8.4 million net loss and $4.8 million of cash consumed by net changes in operating accounts that were partially offset by $5.6 million of non-cash items that were included in our net loss. The principal changes in operating accounts included $8.6 million of cash provided from our lower accounts receivable, $9.6 million of cash used in the reduction of accounts payable, $5.0 million of cash used with respect to customer deposits and $0.3 million of cash used in inventory. The principal changes in non-cash items that favorably affected operating cash flow included $3.6 million of depreciation and amortization expense and $1.7 million of stock-based compensation expense.

Our operations used $8.1 million of net cash in the first six months of 2006. This use of cash was generated primarily by our $12.1 million net loss for the period partially offset by $4.0 million of net changes in operating accounts and non-cash items. Among these changes, cash was provided by

•	a $4.3 million increase in accounts payable;

•	a $5.0 million increase in non-cash items, including principally $3.4 million of depreciation and amortization expense and $1.3 million of stock-based compensation expense;

•	a $3.2 million net reduction of accounts receivable; and

•	a $1.0 million increase in customer deposits;

partially offset by the following uses of cash in operating accounts:

•	a $7.3 million increase in inventories;

•	a $1.5 million decrease in deferred revenue; and

•	a $1.1 million decrease in accrued liabilities.

In addition, cash flow from operations was adversely affected in the second quarter and the first six months of 2006 by the disruptions that we encountered from the start up of our ERP system, supply chain activities and outsourcing of our spare parts warehousing and logistics activities that led, among other things, to shortages of parts and delays in both shipping finished products and invoicing our customers. These invoicing and shipping delays reduced our receivables balance, delayed collections from customers and largely accounted for the increase in the 2006 periods in our finished goods and in-transit inventory. At the same time, we purchased and paid for a large portion of the products that we had planned to sell to our customers, which reduced our available working capital.

Cash flow from investing activities

Net cash used in investing activities in the first six months of 2007 declined to $1.0 million from $3.7 million for the first six months of 2006. This decrease was primarily due to our lower level of capital expenditures in the 2007 period, reflecting the completion of the capital projects associated with our Rock Hill facility and our lower level of information technology related capital expenditures.

Cash flow from financing activities

Net cash provided by financing activities increased to $23.0 million for the six months ended June 30, 2007 from $1.1 million for the 2006 period. This increase resulted primarily from $20.6 million of proceeds related to our private placement of Common Stock in June 2007 and a $0.7 million increase in proceeds from the exercise of stock options and restricted stock awards compared to the 2006 period.

Outstanding debt and capitalized lease obligations

Our outstanding debt and capitalized lease obligations at June 30, 2007 and December 31, 2006 were as follows:

Table 15

	June 30,	December 31,
	2007	2006
	(Dollars in thousands)

Silicon Valley Bank credit agreement	$8,200	$8,200

Industrial development bonds related to assets held for sale	3,435	3,545

Capital lease obligations:
Current portion of capitalized lease obligations	175	168
Capitalized lease obligation, less current portion	8,755	8,844

Total	8,930	9,012

6% convertible subordinated debentures	14,845	15,354

Total current portion of debt and capitalized lease obligations	11,810	11,913
Total long-term portion of debt and capitalized lease obligations	$23,600	$24,198

Total debt and capitalized lease obligations	$35,410	$36,111

At June 30, 2007, total debt and capitalized lease obligations decreased to $35.4 million from $36.1 million at December 31, 2006 primarily due to the conversion of $0.5 million of 6% convertible subordinated debentures into Common Stock during the first six months of 2007 and a scheduled payment of principal on our outstanding industrial development bonds. Our fixed-rate debt and capitalized lease obligations were $23.8 million at June 30, 2007 and $24.4 million at December 31, 2006.

In June 2007, we issued a conditional call for redemption of our outstanding 6% convertible subordinated debentures, and all of them were converted into 1.5 million shares of Common Stock on July 20, 2007. In addition, on July 20, we repaid our $8.2 million outstanding revolving credit borrowings with Silicon Valley Bank. If these actions were given effect at June 30, 2007, our total debt and capitalized lease obligations at that date would have decreased to $12.4 million and our unrestricted cash at that date would have amounted to $21.0 million.

Silicon Valley Bank loan and security agreement

We maintain a loan and security agreement, as amended, with Silicon Valley Bank. This credit facility provides that we and certain of our subsidiaries may borrow up to $15.0 million of revolving loans, subject to a borrowing base tied to our accounts receivable. The credit facility includes sub-limits for letters of credit and foreign exchange facilities and is secured by a first lien in favor of the Bank on certain of our assets, including domestic accounts receivable, inventory and certain fixed assets.

As of June 29, 2007, we and the Bank amended certain provisions of the credit facility including extending the maturity date to October 1, 2007, amending the borrowing base to include certain receivables previously excluded, and suspending the requirement that we comply with certain financial covenants for the quarter ended June 30, 2007. We paid a $9,375 amendment fee in connection with this amendment.

Interest accrues on outstanding borrowings at either the Bank’s prime rate in effect from time to time or at a LIBOR rate plus a borrowing margin. Under the credit facility as amended on June 29, 2007, the borrowing margins are zero basis points for prime-rate loans and 275 basis points for LIBOR-rate loans. Prior to this amendment, the borrowing margins for prime-rate loans and LIBOR-rate loans were 100 basis points and 325 basis points, respectively. We are obligated to pay, on a quarterly basis, a commitment fee equal to 0.375% per annum of the unused amount of the credit facility.

The credit facility imposes certain limitations on our activities, including limitations on the incurrence of debt and other liens, limitations on the disposition of assets, limitations on the making of certain investments and limitations on the payment of dividends on our Common Stock. The credit facility also requires that we comply with certain financial covenants, including (a) commencing as of January 1, 2007 and continuing through the maturity date of the credit facility a modified quick ratio (as defined in the credit facility) of at least 0.70 to 1.00 and, as of December 31, 2006 and for prior periods, a modified quick ratio (as defined in the credit facility) of at least 0.80 to 1.00 and (b) a ratio of total liabilities less subordinated debt to tangible net worth (as each such term is defined in the credit facility) of not more than 2.00 to 1.00 as of December 31, 2006 and at the end of each calendar quarter thereafter. The credit facility also requires us to comply with a modified minimum EBITDA (as defined in the credit facility) of not less than $3.0 million, $1.0 million and $2.5 million for the calendar quarters ending December 31, 2006, March 31, 2007 and June 30, 2007, respectively. For each twelve month period on and after September 30, 2007, the minimum EBITDA is $15.0 million.

Effective April 26, 2007, the Bank agreed to waive our non-compliance with the financial covenants set forth in the credit agreement for the period ended December 31, 2006 in consideration of our payment of a $20,000 non-refundable waiver fee. On May 29, 2007, the Bank agreed to waive our non-compliance with the financial covenants set forth in the credit facility for the period ended March 31, 2007 in consideration of our payment of a $7,500 non-refundable waiver fee, and as noted above as of June 29, 2007 the Bank agreed to suspend the requirement that we comply with the financial covenants applicable to the quarter ended June 30, 2007.

At June 30, 2007 and December 31, 2006, we had $8.2 million of revolving borrowings outstanding under this credit facility. As discussed above, we repaid those borrowings on July 20, 2007. At June 30, 2007 and December 31, 2006, respectively, we had $0 and $0.5 million of foreign exchange forward contracts outstanding with the Bank.

Industrial development bonds

Our Grand Junction, Colorado facility was financed by industrial development bonds in the original aggregate principal amount of $4.9 million. At June 30, 2007 and December 31, 2006, the outstanding principal amount of these bonds was $3.4 million and $3.5 million, respectively. Interest on the bonds accrues at a variable rate of interest and is payable monthly. The interest rate at June 30, 2007 and December 31, 2006 was 3.83% and 4.01%, respectively. Principal payments are due in semi-annual installments through August 2016. We reclassified this indebtedness to current indebtedness in 2006 in anticipation of the sale of the Grand Junction facility. We have made all scheduled payments of principal and interest on these bonds. The bonds are collateralized by, among other things, a first mortgage on the facility, a security interest in certain equipment and an irrevocable letter of credit issued by Wells Fargo Bank, N.A. (“Wells Fargo”) pursuant to the terms of a reimbursement agreement between us and Wells Fargo. We are required to pay an annual letter of credit fee equal to 1% of the stated amount of the letter of credit.

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

6% convertible subordinated debentures

On July 20, 2007, all of the outstanding 6% convertible subordinated debentures were converted by their holders into 1,458,266 shares of our Common Stock following a conditional call for redemption that we issued in June 2007, and we paid the holders $0.1 million of accrued and unpaid interest.

Prior to this conversion, these debentures bore interest at the rate of 6% per year payable semi-annually in arrears in cash on May 31 and November 30 of each year. They were convertible into shares of Common Stock at the option of the holders at any time prior to maturity at $10.18 per share.

At June 30, 2007 and December 31, 2006, $14.8 million and $15.4 million aggregate principal amount of these debentures were outstanding.

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

At June 30, 2007, we had one outstanding contract related primarily to inventory purchases from a third party. The notional amount of these contracts at June 30, 2007 aggregated 1.1 million Swiss francs (equivalent to $0.9 million at the settlement date). The fair value of this contract at June 30, 2007 was $0.9 million.

At December 31, 2006, these contracts related primarily to purchases of inventory from third parties and intercompany purchase obligations of our subsidiaries. The notional amount of these contracts at the settlement date was $3.0 million. The notional amount of the contracts related to purchases aggregated 0.6 million Swiss francs (equivalent to $0.5 million at the settlement date.) The respective notional amounts of the contracts related to intercompany purchase obligations at December 31, 2006 aggregated 1.5 million euros (equivalent to $1.9 million at the settlement date) and 0.3 million pound sterling (equivalent to $0.6 million at the settlement date). The fair value of these contracts at December 31, 2006 was $3.1 million.

The dollar equivalent of the foreign currency contracts and their related fair values as of June 30, 2007 and December 31, 2006 were as follows:

Table 16

	Foreign Currency		Foreign Currency
	Purchase Contracts		Sales Contracts
	June 30,	December 31,	June 30,	December 31,
	2007	2006	2007	2006
	(Dollars in thousands)

Notional amount	$866	$536	—	$2,487
Fair value	874	526	—	2,595

Net unrealized gain (loss)	$8	$(10)	—	$(108)

The net fair value of all foreign exchange contracts at June 30, 2007 and December 31, 2006 reflected unrealized gains (losses) of less than $0.1 million and $(0.1) million, respectively. The foreign currency contract at June 30, 2007 expired on July 3, 2007.

Changes in the fair value of derivatives are recorded in cost of sales in the Consolidated Statements of Operations. Depending on their fair value at the end of the reporting period, derivatives are recorded either in prepaid and other current assets or in accrued liabilities in the Consolidated Balance Sheets.

The total impact of foreign-currency derivatives on the Condensed Consolidated Statements of Operations at June 30, 2007 and 2006 was a gain of less than $0.1 million and $0.2 million, respectively.

Series B convertible preferred stock

No preferred stock was outstanding at June 30, 2007 or December 31, 2006. On June 8, 2006, all of our then outstanding Series B Convertible Preferred Stock was converted by its holders into 2,639,772 shares of Common Stock, including 23,256 shares of Common Stock covering accrued and unpaid dividends to June 8, 2006. For the three and six months ended June 30, 2006, we recognized $1.0 million and $1.4 million, respectively, of dividend cost.

Stockholders’ equity

Stockholders’ equity increased by $16.0 million to $85.7 million at June 30, 2007 from $69.7 million at December 31, 2006. This increase was primarily attributable to a $25.3 million increase in additional paid-in-capital consisting of:

•	$20.6 million of net proceeds from the private placement of Common Stock that we completed in June 2007;

•	$2.6 million of net proceeds from stock option exercises during the first six months of 2007;

•	$1.3 million of stock compensation expense recorded in stockholders’ equity in accordance with SFAS No. 123(R)during the first six months of 2007;

•	$0.5 million arising from the conversion of 6% convertible subordinated debentures during the first six months of 2007; and

•	$0.3 million related to the issuance of restricted stock.

Stockholders’ equity also increased by $0.4 million related to foreign currency translation adjustments included in accumulated other comprehensive income. This increase in stockholders equity was partially offset by our $8.4 million net loss reported for the first six months of 2007 and a $1.2 million increase to our accumulated deficit in earnings in connection with our adoption of FIN 48.

Critical Accounting Policies and Significant Estimates

For a discussion of our critical accounting policies and estimates, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2006, as amended by Form 10-K/A that we filed on August 2, 2007.

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

In addition to statements that explicitly describe such risks and uncertainties, readers are urged to consider statements in future or conditional tenses or that include terms such as “believes,” “belief,” “expects,” “intends,” “anticipates” or “plans” to be uncertain and forward-looking. Forward-looking statements may include comments as to our beliefs and expectations as to future events and trends affecting our business. Forward-looking statements are based upon management’s current expectations concerning future events and trends and are necessarily subject to uncertainties, many of which are outside of our control. The factors stated under the heading “Cautionary Statements and Risk Factors” set forth below and those described in our other SEC reports, including our Form 10-K for the year ended December 31, 2006, as amended by Form 10-K/A that we filed on August 2, 2007, as well as other factors, could cause actual results to differ materially from those reflected or predicted in forward-looking statements.

Any forward-looking statements are based on management’s beliefs and assumptions, using information currently available to us. We assume no obligation, and do not intend, to update these forward-looking statements.

If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from those reflected in or suggested by forward-looking statements. Any forward-looking statement you read in this Quarterly Report on Form 10-Q reflects our current views with respect to future events and is subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity. All subsequent written and oral forward-looking statements attributable to us or individuals acting on our behalf are expressly qualified in their entirety by this paragraph. You should specifically consider the factors identified or referred to in this Form 10-Q and our other SEC reports, including our Annual Report on Form 10-K for the year ended December 31, 2006, as amended by Form 10-K/A that we filed on August 2, 2007, which would cause actual results to differ from those referred to in forward-looking statements.

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

These risks include and relate to:

•	our ability to identify and remedy all material errors in our financial statements and the related costs associated with identifying and remedying such errors;

•	the risk that our Common Stock will be delisted from the Nasdaq Stock Market if we fail to file our periodic filings required to be filed with the SEC on a timely basis;

•	our ability to successfully consolidate operations from several locations into our new worldwide headquarters in Rock Hill, South Carolina and to achieve the cost-savings expected from such relocation and consolidation;

•	changes in the value of foreign currencies against the U.S. dollar;

•	our ability to successfully transition to, implement and operate our new world-wide ERP system;

•	the transition of all of our inventory management and distribution functions to a new third-party service provider and the risk that this third-party provider may not perform in a satisfactory manner;

•	the impact of material weaknesses in our internal control over financial reporting, which negatively impacts our ability to report our results of operations and financial condition accurately and in a timely manner;

•	the outcome of litigation or other proceedings to which we are a party;

•	changes in energy-related expenses;

•	our ability to successfully centralize and transition to a new shared service center for most administrative functions for all of our European subsidiaries;

•	the effect new pronouncements by accounting authorities may have on operational, financial and reporting aspects of our Company;

•	our success in entering new market places and acquiring and integrating new businesses;

•	the impact of the mix of products on our gross profit margin, which could cause fluctuations in our net income or loss;

•	our potential involvement in product liability claims and litigation;

•	competitive factors;

•	our ability to develop and commercialize successful new products;

•	our dependence upon a single or limited number of suppliers for components and sub-assemblies;

•	our dependence upon our suppliers generally;

•	our ability to complete a successful transition of our remaining supply chain and equipment refurbishment activities to our third-party equipment assemblers and others;

•	variations in our operating results from quarter to quarter;

•	fluctuations in our operating results,

•	dilution of ownership and negative impact in the market price of our Common Stock due to the exercise of our outstanding stock options or the conversion of our 6% convertible subordinated debentures;

•	economic, political, business and market conditions in the geographic areas in which we conduct business;

•	the low daily trading volume of our Common Stock and the volatility of our stock price;

•	our debt level;

•	our access to financing and other sources of capital and our ability to generate cash flow from operations;

•	laws that inhibit takeovers;

•	our ability to issue preferred stock;

•	the potential impairment of certain intangible assets, which could adversely impact our future earnings and stock price as well as our ability to obtain financing;

•	changes in domestic or foreign laws, rules or regulations, or governmental or agency actions;

•	factors affecting the customers, industries and markets that use our materials and services;

•	production capacity;

•	the availability and pricing of raw materials;

•	the costs from our business outside the U.S. may increase or our revenue from such operations may decrease, which could have a significant impact on our overall results of operations and financial condition;

•	our success with new distribution agreements with suppliers of materials and other products;

•	changes in interest rates, credit availability or credit stature;

•	our ability to hire, develop and retain talented employees worldwide;

•	our compliance with financial covenants in financing documents;

•	the magnitude and timing of our capital expenditures;

•	our ability to forecast our sales of systems and to manage our inventory efficiently;

•	changes in our relationships with customers and suppliers; and

•	acts and effects of war or terrorism.

For a more detailed discussion of such risks and uncertainties, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Cautionary Statements and Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, as amended by Form 10-K/A that we filed on August 2, 2007, and the risk factors noted in our other SEC filings.

Except as required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For a discussion of market risks at December 31, 2006, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2006, as amended by Form 10-K/A that we filed on August 2, 2007. During the second quarter and first six months of 2007, there were no material changes or developments that would materially alter the market risk assessment performed as of December 31, 2006, except as discussed in the Liquidity and Capital Resource section under Financial Instruments.

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

As a result of our evaluation of our disclosure controls and procedures and the identification of material weaknesses identified in our Annual Report on Form 10-K for the year ended December 31, 2006, as amended by Form 10-K/A that we filed on August 2, 2007, which weaknesses had not been fully remediated at June 30, 2007, we determined that our disclosure controls and procedures were not effective as of June 30, 2007. Based on a number of factors, including performance of extensive manual procedures to help ensure the proper collection, evaluation, and disclosure of the information included in the consolidated financial statements, management has concluded that the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP and that they are free of material errors.

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

As of June 30, 2007, we have taken actions that we believe to be appropriate to correct these weaknesses. Due to the timing of implementing these corrective actions, evaluation and testing has not been completed to determine that such weaknesses have been fully remediated. Accordingly, the following material weaknesses in our internal control over financial reporting, which we have previously identified and disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006, as amended by Form 10-K/A that we filed on August 2, 2007, had not been fully remedied and continued to exist at June 30, 2007:

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

5. We did not maintain a timely process for determining certain non-U.S. income tax provisions. We determined that this material weakness arose from the following contributing factors:

•	A failure to obtain advice from tax professionals in each jurisdiction for which a non-U.S. income tax provision needed to be calculated who possess necessary knowledge of applicable income tax rules and of GAAP related to such tax matters;

•	Insufficient documentation included in the work papers that we maintained with respect to our Consolidated Financial Statements relating to non-U.S. deferred income taxes and related valuation allowances reported in those financial statements;

•	A lack of reconciliation of components of foreign-source income and related adjustments in the calculation of our worldwide income tax provision; and

•	The absence of written control procedures reflecting our existing procedures to ensure that reasonable estimates of our non-U.S. income tax provisions are timely made in connection with the preparation of our Consolidated Financial Statements.

To remediate this issue, we have:

•	Hired a director of global taxes;

•	Engaged a third-party accounting firm that assisted us in completing our income tax provision and related disclosures in our Condensed Consolidated Financial Statements for the six months ended June 30, 2007 and our Consolidated Financial Statements for the fiscal year ended December 31, 2006;

•	Formalized in written procedures our policies related to the calculation of our non-U.S. income tax provisions; and

•	Hired or retained in each applicable jurisdiction persons with the knowledge that is necessary to calculate correctly or advise on the correct calculation of the relevant tax provisions; and

We plan to take the following additional remedial actions:

•	Conduct a survey to determine the non-U.S. income tax provision requirements for each country in which we have operations; and

•	Train local employees on their respective country’s income tax provision requirements.

6. We did not adequately control access to the databases in our new ERP system. We found that, as a result of the design of access to the system, numerous employees had access to multiple databases in our new ERP system. Notwithstanding the foregoing, no evidence has been found of improper manipulation or fraud. We determined that this material weakness primarily arose as a result of the following contributing factors:

•	The combination of our relocation to Rock Hill, South Carolina, changes in the accounting personnel, and the difficulties we encountered in implementing our new ERP system;

•	An inherent programming design issue in the setup of our new ERP system’s data access rules; and

•	Our new ERP system’s access rights to certain databases, which automatically program additional access rights to several databases.

To remediate this issue, we have done the following:

•	Conducted a review of the our new ERP system’s database access controls;

•	Directed our information technology organization to determine the feasibility of implementing targeted access to the various data applications in our new ERP system;

•	Directed all department managers whose employees have access to our new ERP system to conduct frequent reviews of a listing of databases accessed during the week by employees to ensure that employees are accessing only the databases that are necessary for the completion of their work; and

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

Remediation of material weaknesses

Since we originally identified the material weaknesses identified above, we have been working to identify and remedy the causes of the problems that led to the existence of those material weaknesses, and we believe that we have identified the primary causes of and appropriate remedial actions for these problems. While we believe that we have remedied a number of the causes of these material weaknesses and we are continuing to implement appropriate corrective measures, we were not able to determine that they had been fully remedied as of June 30, 2007. Notwithstanding our efforts, there is a risk that we ultimately may be unable to achieve the goal of fully remedying these material weaknesses and that the corrective actions that we have implemented and are implementing may not fully remedy the material weaknesses that we have identified to date or prevent similar or other control deficiencies or material weaknesses from having an adverse impact on our business and results of operations or our ability to timely make required SEC filings in the future.

As part of our remediation program, we have adopted procedures to conduct additional detailed transaction reviews and control activities to confirm that our financial statements for each period that we have identified as being affected by the material weaknesses discussed above, including the quarterly period ended June 30, 2007 included in this Quarterly Report on Form 10-Q, present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

These reviews and control activities include performing physical inventories and detailed account reconciliations of all material line-item accounts reflected on our Consolidated Balance Sheets and Consolidated Statements of Operations in order to confirm the accuracy of, and to correct any material inaccuracies in, those accounts as part of the preparation of our financial statements.

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

This new leadership also included hiring a new director of external reporting and a director of global taxes in the second quarter of 2007. We are actively recruiting additional internal audit personnel and operating personnel to strengthen our management of, among other things, inventory;

•	Reaffirmed and clarified our account reconciliation policies through additional procedural details and guidelines for completion, which now expressly require (a) reconciliations of all material accounts no less frequently than monthly, (b) that any discrepancies noted be resolved in a timely fashion and (c) that all proposed reconciliations be reviewed in detail and on a timely basis by appropriate personnel to determine the accuracy and appropriateness of the proposed reconciliation;

•	Continued our efforts to hire additional qualified personnel to implement our reconciliation and review procedures;

•	Initiated a review to determine whether certain of the activities that require substantial expertise should be handled internally or outsourced;

•	With respect to our new ERP system:

•	Begun creating specific reports in our ERP system tailored to our business and the controls necessary to promote accurate data entry and processing and timely compilation and reporting of our financial records;

•	Troubleshot our ERP system to identify any missing, incomplete, corrupt or otherwise insufficient data necessary to properly record, process and fill orders;

•	Corrected data entry errors and corrected or updated pricing and unit data in our new ERP system files;

•	Expanded the number of “super users” and commenced additional training for employees who operate and interface with our ERP system with respect to the operation of the system, including training regarding placing and processing orders, inventory accounting practices and the functions and features of our new ERP system;

•	Retained a third-party consulting firm to review and assess the conversion of those European operations that have transitioned to our new ERP system to determine the success of that conversion and the adequacy of the controls in place at such operations;

•	Reconciled all service contracts in place as of April 30, 2006, the date of data conversion, to service contracts in our new ERP system;

•	Separately maintained records outside of our ERP system for service contract activity subsequent to the date our new ERP system was implemented, for confirmatory purposes;

•	Worked to complete the implementation of our new ERP system to eliminate the transaction processing issues that have contributed to our delays in compiling and reconciling financial statements; and

•	Engaged outside consultants to assist us in reviewing and strengthening our business processes.

•	With respect to inventory:

•	Completed comprehensive physical inventories and reconciled inventory quantities and the book values of the inventory items to the inventory sub-ledger in our new ERP system through December 31, 2006;

•	Reconciled inventory transferred from foreign entities into U.S. inventory; and

•	Reviewed parts returned for repair or refurbishment to confirm that all such parts have been identified and properly classified as such, including physical review of more significant parts by field engineers to confirm the actual status of the parts in question.

•	With respect to disruptions relating to the third-party logistics company to which we have outsourced our spare parts and warehousing activities:

•	Provided additional training and oversight controls and initiated file audits for shipping, receiving and return processes;

•	Implemented faster network communications connection speeds to promote faster response and processing times; and

•	Implemented manual review of all transactions shipped or received by the third-party logistics company to activity processed in our ERP system.

•	With respect to invoicing and processing accounts receivable and the application of customer payments, we have:

•	Reviewed invoices relating to orders not entered into our ERP system to determine that such orders are properly recorded and accounted for in our ERP system;

•	Reviewed for accuracy sales and billing records for parts and equipment to and from certain third parties to whom design and manufacturing responsibilities have been outsourced;

•	Reviewed wire transfer records and prior invoices to confirm that accounts payable paid by wire transfer were properly applied and that duplicate payments do not occur;

•	Developed and reviewed a management report to determine that all sales orders that have attained order status have been processed and are controlled through our new ERP system; and

•	Implemented new payment processes and internal reviews to avoid duplicate, delayed and improper payments.

In addition, of those corrective actions described above, we believe we have substantially completed the following corrective actions:

Credit memoranda remediation.

We have:

•	Implemented invoice processing changes and management review prior to submission to customer;

•	Increased credit and collection efforts to include more timely contact with customers;

•	Reorganized our credit and collection and customer service activities in order to consolidate and streamline our billing process and to provide additional management review; and

•	Implemented significant review of sales order entries to ensure correctness of items being sold, appropriate discounts, applicability of sales tax exemptions and payment terms.

Account reconciliations.

We have:

•	Completed detailed comprehensive account reconciliations with respect to all material accounts on our balance sheet and statement of operations, as described above;

•	Developed additional management review procedures that include timely review and subsequent resolution of reconciling issues;

•	Implemented an action plan to require all account information to reside on our new ERP system;

•	Implemented a cross-functional task force to streamline and validate information being processed through our ERP system, including data verification and management review; and

•	Developed and reviewed a management report to determine that all sales orders that have attained order status have been processed and are controlled through our new ERP system.

Inventory-related remediation.

We have:

•	Reviewed parts returned for repair or refurbishment to confirm that all such parts have been identified and properly classified as such, including physical review of more significant parts by field engineers to confirm the actual status of the parts in question;

•	Revised the internal accounting procedures for returned equipment and the overall process for monitoring and recording fixed asset additions and retirements;

•	Implemented a comprehensive review of daily processing by the outside warehousing function;

•	Provided training and oversight controls to our third-party logistics management provider, including providing for full audits for shipping, receiving and return processes; and

•	Implemented faster network communications connection speeds with our logistics management provider to promote faster response and processing times.

ERP implementation remediation.

We have:

•	Corrected data entry errors and corrected or updated pricing and unit data in our new ERP system files;

•	Expanded the number of “super users” and provided additional training for employees who operate and interface with our ERP system, including training in placing and processing orders, inventory accounting practices and the functions and features of our new ERP system;

•	Created specific reports in our ERP system tailored to our business and the controls necessary to promote accurate data entry and processing and timely compilation and reporting of our financial records;

•	Troubleshot our ERP system to identify any missing, incomplete, corrupt or otherwise insufficient data necessary to properly record, process and fill orders; and

•	Retained a third-party consulting firm to review and assess the conversion of those European operations that have transitioned to our new ERP system to determine the success of that conversion and the adequacy of the controls in place at such operations.

Other than actions we have taken to remedy the material weaknesses identified above, there were no material changes in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

Terminated Matters

On or about July 13, 2007, representatives of the U.S. Department of Justice informed us that the Department had closed the investigation that we have previously disclosed in our periodic filings with the SEC as that investigation pertained to us and to individuals associated with us and that the Department would take no action with respect to us or those individuals. Previously, we had disclosed that we received subpoenas from the U.S. Department of Justice to provide certain documents to a grand jury investigating antitrust and related issues within our industry and that we understood that the issues being investigated included issues involving the consent decree that we entered into and that was filed on August 16, 2001 with respect to our acquisition of DTM Corporation and the requirement of that consent decree that we issue a broad intellectual property license with respect to certain patents and copyrights to another entity already manufacturing rapid prototyping industrial equipment. We complied with the requirement of that consent decree for the grant of that license in 2002, and we furnished documents required by the subpoenas and otherwise complied with the subpoenas.

Other Matters

We are involved in various legal matters incidental to our business. Our management believes, after consulting with counsel, that the disposition of these legal matters will not have a material effect on our consolidated results of operations or consolidated financial position.

Item 1A.	Risk Factors

There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006, as amended by Form 10-K/A that we filed on August 2, 2007.

Item 4.	Submission of Matters to a Vote of Security Holders

We held our annual meeting of stockholders on May 15, 2007, and we included the information required by this Item 4 in our Form 10-Q for the first quarter ended March 31, 2007.

Item 6.	Exhibits

The following exhibits are included as part of this filing and incorporated herein by this reference:

3.1	Certificate of Incorporation of Registrant. (Incorporated by reference to Exhibit 3.1 to Form 8-B filed on August 16, 1993, and the amendment thereto, filed on Form 8-B/A on February 4, 1994.)
3.2	Amendment to Certificate of Incorporation filed on May 23, 1995. (Incorporated by reference to Exhibit 3.2 to Registrant’s Registration Statement on Form S-2/A, filed on May 25, 1995.)
3.3	Certificate of Designation of Rights, Preferences and Privileges of Preferred Stock. (Incorporated by reference to Exhibit 2 to Registrant’s Registration Statement on Form 8-A filed on January 8, 1996.)
3.4	Certificate of Designation of the Series B Convertible Preferred Stock, filed with the Secretary of State of Delaware on May 2, 2003. (Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K, filed on May 7, 2003.)
3.5	Certificate of Elimination of Series A Preferred Stock filed with the Secretary of State of Delaware on March 4, 2004. (Incorporated reference to Exhibit 3.6 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, filed on March 15, 2004.)
3.6	Certificate of Amendment of Certificate of Incorporation filed with Secretary of State of Delaware on May 19, 2004. (Incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, filed on August 5, 2004.)

3.7	Certificate of Amendment of Certificate of Incorporation filed with Secretary of State of Delaware on May 17, 2005. (Incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, filed on August 1, 2005.)
3.8	Certificate of Elimination of Series B Preferred Stock filed with the Secretary of State of Delaware on June 9, 2006. (Incorporated reference to Exhibit 3.1 of Registrant’s Current Report on Form 8-K, filed on June 9, 2006.)
3.9	Amended and Restated By-Laws. (Incorporated by reference to Exhibit 3.2 of Registrant’s Current Report on Form 8-K filed on December 1, 2006.)
10.1	First Amendment to Employment Agreement, dated July 24, 2007, by and between Registrant and Abraham N. Reichental.
31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 6, 2007.
31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 6, 2007.
32.1	Certification of Principal Executive Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 6, 2007.
32.2	Certification of Principal Financial Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 6, 2007.

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

Date: August 6, 2007