Form 10-Q
period 2007-09-30
3D SYSTEMS CORP
filed 2007-11-01
CIK 910638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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

Shares of Common Stock, par value $0.001, outstanding as of September 30, 2007: 22,155,323

3D SYSTEMS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

3D SYSTEMS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2007	2006
	(In thousands,
	except par value)
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$25,472	$14,331
Accounts receivable, net of allowance for doubtful accounts of $2,070 (2007) and $2,359 (2006)	28,080	34,513
Inventories, net of reserves of $2,822 (2007) and $2,353 (2006)	22,550	26,114
Prepaid expenses and other current assets	4,199	6,268
Deferred income tax assets	499	748
Restricted cash — short term	1,200	1,200
Assets held for sale, net	3,454	3,454

Total current assets	85,454	86,628
Property and equipment, net	22,495	23,763
Intangible assets, net	5,331	6,602
Goodwill	47,419	46,867
Other assets, net	2,507	2,334

Total assets	$163,206	$166,194

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank credit facility	$—	$8,200
Industrial development bonds related to assets held for sale	3,325	3,545
Current portion of capitalized lease obligations	178	168
Accounts payable	17,869	26,830
Accrued liabilities	11,696	12,577
Customer deposits	3,146	6,510
Deferred revenue	11,887	11,463

Total current liabilities	48,101	69,293
Long-term portion of capitalized lease obligations	8,709	8,844
Convertible subordinated debentures	—	15,354
Long-term income taxes payable	939	—
Other liabilities	3,395	3,034

Total liabilities	61,144	96,525

Stockholders’ equity:
Common stock, $0.001 par value, authorized 60,000 shares; issued and outstanding 22,155 (2007) and 19,085 (2006)	22	19
Additional paid-in capital	173,155	132,566
Treasury stock, at cost; 44 shares (2007) and 28 shares (2006)	(104)	(89)
Accumulated deficit in earnings	(73,756)	(64,455)
Accumulated other comprehensive income	2,745	1,628

Total stockholders’ equity	102,062	69,669

Total liabilities and stockholders’ equity	$163,206	$166,194

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In thousands, except per share amounts)
	(unaudited)

Revenue:
Products	$29,142	$22,732	$85,292	$65,917
Services	9,086	8,738	26,294	26,327

Total revenue	38,228	31,470	111,586	92,244

Cost of sales:
Products	15,522	13,349	45,450	40,849
Services	6,768	7,381	20,816	21,214

Total cost of sales	22,290	20,730	66,266	62,063

Gross profit	15,938	10,740	45,320	30,181

Operating expenses:
Selling, general and administrative	11,883	13,821	41,647	34,788
Research and development	3,623	3,856	10,238	10,087
Restructuring costs	—	1,745	—	5,663

Total operating expenses	15,506	19,422	51,885	50,538

Income (loss) from operations	432	(8,682)	(6,565)	(20,357)
Interest expense (income) and other, net	(146)	336	1,099	661

Income (loss) before income taxes	578	(9,018)	(7,664)	(21,018)
Provision for income taxes	248	2,241	429	2,303

Net income (loss)	330	(11,259)	(8,093)	(23,321)
Preferred stock dividends	—	—	—	1,414

Net income (loss) available to common stockholders	$330	$(11,259)	$(8,093)	$(24,735)

Earnings (loss) per share:
Basic	$0.02	$(0.61)	$(0.40)	$(1.48)
Diluted	$0.01	$(0.61)	$(0.40)	$(1.48)

Weighted average common shares:
Basic	21,838	18,390	20,115	16,706
Diluted	22,499	18,390	20,115	16,706

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2007	2006
	(In thousands)
	(unaudited)

Cash flows from operating activities:
Net loss	$(8,093)	$(23,321)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for deferred income taxes	(48)	2,605
Depreciation and amortization	5,449	4,415
Provision for bad debts	309	1,282
Adjustments for inventory reserve	535	(61)
Stock-based compensation	2,247	1,909
(Gain) Loss on disposition of property and equipment	8	(34)
Changes in operating accounts:
Accounts receivable	7,117	5,530
Lease receivables	—	177
Inventories	2,701	(12,265)
Prepaid expenses and other current assets	1,975	2,933
Other assets	(40)	716
Accounts payable	(9,088)	5,274
Accrued liabilities	(1,279)	1,111
Customer deposits	(3,386)	398
Deferred revenue	95	(2,932)
Other liabilities	105	(32)

Net cash used in operating activities	(1,393)	(12,295)

Cash flows from investing activities:
Purchases of property and equipment	(966)	(7,697)
Proceeds from the disposition of property and equipment	—	248
Additions to licenses and patents	(521)	(305)
Software development costs	(502)	(485)

Net cash used in investing activities	(1,989)	(8,239)

Cash flows from financing activities:
Bank borrowings (repayments)	(8,200)	—
Stock option and restricted stock proceeds	2,791	2,716
Proceeds from issuance of common stock	20,407	—
Repayment of long-term debt	(336)	(205)
Payment of preferred stock dividends	—	(785)

Net cash provided by financing activities	14,662	1,726
Effect of exchange rate changes on cash	(139)	(240)

Net increase (decrease) in cash and cash equivalents	11,141	(19,048)
Cash and cash equivalents at the beginning of the period	14,331	24,328

Cash and cash equivalents at the end of the period	$25,472	$5,280

Supplemental Cash Flow Information:
Interest payments	$1,015	$903
Income tax payments	1,149	902
Non-cash items:
Capitalized lease obligations	—	8,919
Cumulative effect of adoption of accounting for uncertainty of income taxes	1,208	—
Conversion of 6% convertible subordinated debentures	15,354	7,250
Conversion of Series B convertible preferred stock	—	15,240
Accreted dividends on preferred stock	—	1,003
Transfer of equipment from inventory to property and equipment, net(a)	1,264	1,834
Transfer of equipment to inventory from property and equipment, net(b)	612	543

(a)	Inventory is transferred from inventory to property and equipment at cost when the Company requires additional machines for training, demonstration or short-term rentals.

(b)	In general, an asset is transferred from property and equipment, net into inventory at its net book value when the Company has identified a potential sale for a used machine. The machine is removed from inventory upon recognition of the sale.

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

				Accumulated
	Par	Additional	Accumulated	Other
	Value	Paid in	Deficit in	Comprehensive	Treasury
	$0.001	Capital	Earnings	Income	Stock	Total
	(In thousands)
	(unaudited)

Balance at December 31, 2006	$19	$132,566	$(64,455)	$1,628	$(89)	$69,669
Exercise of stock options	1	2,750	—	—	—	2,751
Conversion of subordinated debentures	1	15,131	—	—	—	15,132
Issuance (repurchase) of restricted stock awards	—	369	—	—	(15)	354
Stock compensation expense	—	1,933	—	—	—	1,933
Private placement	1	20,406	—	—	—	20,407
Cumulative effect of adoption of accounting for uncertainty of income taxes	—	—	(1,208)	—	—	(1,208)
Net loss	—	—	(8,093)	—	—	(8,093)
Foreign currency translation adjustment	—	—	—	1,117	—	1,117

Balance at September 30, 2007	$22	$173,155	$(73,756)	$2,745	$(104)	$102,062

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)
(Unaudited)

(1)	Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of 3D Systems Corporation and its subsidiaries (collectively, the “Company”). All significant intercompany transactions and balances have been eliminated in consolidation. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim reports. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, as amended by Form 10-K/A that the Company filed on August 2, 2007.

In the opinion of management, the unaudited financial statements contain all adjustments, consisting of adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations, and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year.

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results may differ from those estimates and assumptions.

(2)	Outsourcing of Assembly and Refurbishment Activities

The Company has outsourced its equipment assembly and refurbishment activities as well as the assembly of field service kits that it sells to customers to several selected design and engineering companies and suppliers. The outsourced activities include assembly of its 3-D modeling equipment, its SLA® systems and its SLS® systems. These suppliers also carry out quality control procedures on the Company’s systems prior to their shipment to customers. As part of these activities, these suppliers have responsibility for procuring the components and sub-assemblies that are used in the Company’s systems. The Company purchases finished systems from these suppliers pursuant to forecasts and customer orders that the Company supplies to them. While the outsource suppliers have responsibility for the supply chain of the components for the systems they assemble, the components, parts and sub-assemblies that are used in the Company’s systems are generally available from several potential suppliers.

The Company sells components of its inventory of raw materials related to those systems to those third-party suppliers from time to time. Those sales have been recorded in the financial statements as a product financing arrangement under Statement of Financial Accounting Standards (“SFAS”) No. 49, “Accounting for Product Financing Arrangements”. Pursuant to SFAS No. 49, as of September 30, 2007 and December 31, 2006, the Company recorded a non-trade receivable of $1,079 and $2,429, respectively, in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets, reflecting the book value of the inventory sold to the assemblers for which the Company had not received payment. At September 30, 2007 and December 31, 2006, $513 and $1,048, respectively, remained in inventory with a corresponding amount included in accrued liabilities, representing the Company’s non-contractual obligation to repurchase assembled systems and refurbished parts produced from such inventory.

Under these arrangements, the Company generally purchases assembled systems from the assemblers following its receipt of an order from a customer or as needed from the assembler to repair a component or to service equipment. Under certain circumstances, the Company anticipates that it may purchase assembled systems from the assemblers prior to the receipt of an order from a customer. At September 30, 2007 and December 31, 2006, the Company had advanced $652 and $698, respectively, of progress payments to

3D SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assemblers for systems forecasted to be required for resale to customers. These progress payments were recorded in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets.

(3)	Inventories

Components of inventories, net are summarized as follows:

	September 30,	December 31,
	2007	2006

Raw materials	$995	$531
Inventory held by assemblers	513	1,048
Work in process	62	—
Finished goods (net of reserves of $2,822 and $2,353 respectively)	20,980	24,535

Total Inventories	$22,550	$26,114

(4)	Property and Equipment

Property and equipment are summarized as follows:

	September 30,	December 31,	Useful Life
	2007	2006	(in years)

Building	$8,566	$8,496	25
Machinery and equipment	27,068	25,640	3-5
Capitalized software — ERP system	3,077	2,975	5
Office furniture and equipment	3,494	3,428	5
Leasehold improvements	8,000	7,901	Lease term or less
Rental equipment	712	1,192	5
Construction in progress	687	43	N/A

Total property and equipment	51,604	49,675
Less: Accumulated depreciation and amortization	(29,109)	(25,912)

Total property and equipment, net of accumulated depreciation and amortization	$22,495	$23,763

Depreciation expense for the three months and nine months ended September 30, 2007 was $1,099 and $3,152, respectively, compared to $648 and $1,921 for the three and nine months ended September 30, 2006, respectively. Leasehold improvements are amortized on a straight-line basis over the shorter of (i) their estimated useful lives and (ii) the estimated or contractual life of the related lease.

Leasehold improvements included $3,349 of capitalized costs for tenant improvements that the Company had made to its facility in Rock Hill, South Carolina at September 30, 2007 and December 31, 2006.

For the three months and nine months ended September 30, 2007 the Company recognized software amortization expense of $160 and $434, respectively, for capitalized enterprise resource planning (“ERP”) system costs compared to $156 and $246 for the three months and nine months ended September 30, 2006.

The Company ceased operations at its Grand Junction, Colorado facility during the second quarter of 2006 and listed the facility for sale. Subsequently, the Company reclassified approximately $3,454 of assets, net of accumulated depreciation, comprised primarily of $3,018 of building and improvements, net of accumulated depreciation, and $436 of land associated with the facility on its Condensed Consolidated

3D SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Balance Sheets from long-term assets to current assets, where they have been recorded as assets held for sale. The Company ceased to record depreciation expense related to this facility in the second quarter of 2006, which amounted to $570 per year.

(5)	Intangible Assets

(a)	Licenses and Patent Costs

Licenses and patent costs are summarized as follows:

	September 30,	December 31,	Weighted average
	2007	2006	useful life (in years)

Licenses, at cost	$2,337	$2,337	1.5
Patent costs	19,263	18,771	7.9

	21,600	21,108
Less: Accumulated amortization	(17,528)	(16,272)

Licenses and patent costs	$4,072	$4,836

For the nine months ended September 30, 2007 and 2006, the Company capitalized $521 and $331, respectively, of costs incurred to acquire, develop and extend patents in the United States and various other countries. Amortization expense of previously capitalized patent costs for the three months and nine months ended September 30, 2007 was $492 and $1,287, respectively, compared to $322 and $985 for the three and nine months ended September 30, 2006, respectively.

(b)	Acquired Technology Costs

Acquired technology costs are summarized as follows:

	September 30,	December 31,
	2007	2006

Acquired technology	$10,362	$10,268
Less: Accumulated amortization	(10,362)	(9,320)

Acquired technology costs	$—	$948

Acquired technology, which was purchased in 2001 in connection with the DTM Corporation acquisition, became fully amortized at September 30, 2007. Amortization expense related to this technology for the three and nine months ended September 30, 2007 was $190 and $948, respectively, compared to $379 and $1,138 for the three and nine months ended September 30, 2006.

(c)	Other Intangible Assets

The Company had $1,259 and $818 of other net intangible assets as of September 30, 2007 and December 31, 2006, respectively. Amortization expense related to such other intangible assets for the three and nine months ended September 30, 2007 was $20 and $61, respectively, compared to $218 and $371 for the three and nine months ended September 30, 2006.

3D SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(6)	Accrued and Other Liabilities

Accrued liabilities are summarized as follows:

	September 30,	December 31,
	2007	2006

Compensation and benefits	$4,440	$4,427
Vendor accruals	2,694	3,868
Accrued taxes	1,714	374
Accrued professional fees	1,178	1,560
Non-contractual obligation to repurchase assembled systems (See Note 2)	513	1,048
Accrued interest	63	78
Other	1,094	1,222

Accrued liabilities	$11,696	$12,577

Other liabilities are summarized as follows:

	September 30,	December 31,
	2007	2006

Defined benefit pension obligations	$2,420	$2,239
Other long term liabilities	975	795

Other liabilities	$3,395	$3,034

(7)	Restructuring Costs

The Company incurred no restructuring costs for the three and nine months ended September 30, 2007. For the three and nine months ended September 30, 2006, the Company incurred $1,745 and $5,663, respectively, of restructuring costs primarily related to personnel, relocation and recruiting costs in connection with its relocation to Rock Hill, South Carolina. All accrued restructuring costs at December 31, 2006 were paid on or before September 30, 2007.

As a result of the closing and anticipated disposition of the Grand Junction facility discussed in Note 4 above, the following assets and liabilities were recorded on the Condensed Consolidated Balance Sheets at September 30, 2007 and the Consolidated Balance sheet at December 31, 2006:

	September 30,	December 31,
	2007	2006

Current assets:
Assets held for sale	$3,454	$3,454
Restricted cash	1,200	1,200
Current liabilities:
Industrial development bonds related to assets held for sale	$3,325	$3,545

The restricted cash is held on deposit as partial security for the Company’s obligations under the industrial development bonds reflected above and therefore is not available to the Company for its general use.

3D SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(8)	Borrowings

Total outstanding borrowings were as follows:

	September 30,	December 31,
	2007	2006

Current:
Bank credit facility	$—	$8,200
Industrial development bonds related to assets held for sale	3,325	3,545

Total current	3,325	11,745

Long-term:
6% convertible subordinated debentures	—	15,354

Total debt	$3,325	$27,099

In the third quarter of 2007, the Company’s outstanding 6% convertible subordinated debentures were converted into Common Stock, and the Company voluntarily prepaid the outstanding borrowings under its bank credit facility.

Silicon Valley Bank loan and security agreement

On October 1, 2007, the Company’s loan and security agreement, as amended, with Silicon Valley Bank expired in accordance with its terms. The credit facility had provided that the Company and certain of its subsidiaries could borrow up to $15,000 of revolving loans, subject to a borrowing base tied to the Company’s accounts receivable. The credit facility included sub-limits for letters of credit and foreign exchange facilities and was secured by a first lien in favor of the Bank on certain of the Company’s assets, including domestic accounts receivable, inventory and certain fixed assets.

Interest accrued on outstanding borrowings at either the Bank’s prime rate in effect from time to time or at a LIBOR rate plus a borrowing margin. Under the credit facility as last amended, the borrowing margins were 0 basis points for prime-rate loans and 275 basis points for LIBOR-rate loans. Prior to this amendment, the borrowing margins for prime-rate loans and LIBOR-rate loans were 100 basis points and 325 basis points, respectively. The Company was obligated to pay, on a quarterly basis, a commitment fee equal to 0.375% per annum of the unused amount of the credit facility prior to its expiration.

The credit facility imposed certain limitations on the Company’s activities, including limitations on the incurrence of debt and other liens, limitations on the disposition of assets, limitations on the making of certain investments and limitations on the payment of dividends on the Company’s Common Stock. The credit facility also required that the Company comply with certain financial covenants, including (a) commencing as of January 1, 2007 and continuing through October 1, 2007, a modified quick ratio (as defined in the credit facility) of at least 0.70 to 1.00 and, as of December 31, 2006 and for certain prior periods, a modified quick ratio (as defined in the credit facility) of at least 0.80 to 1.00 and (b) a ratio of total liabilities less subordinated debt to tangible net worth (as each such term is defined in the credit facility) of not more than 2.00 to 1.00 as of December 31, 2006 and at the end of each calendar quarter thereafter. The credit facility also required that the Company comply with a modified minimum EBITDA (as defined in the credit facility) of not less than $3,000, $1,000 and $2,500 for the calendar quarters ended December 31, 2006, March 31, 2007 and June 30, 2007, respectively. For each subsequent twelve month period ending prior to October 1, 2007, the minimum EBITDA was $15,000. These requirements expired upon the expiration of the credit facility.

At September 30, 2007 and December 31, 2006, the Company had $0 and $8,200, respectively, of revolving borrowings outstanding under this credit facility. At September 30, 2007 and December 31, 2006,

3D SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respectively, the Company had $1,686 and $536 of foreign exchange forward contracts outstanding with the Bank. Under arrangements with the Bank, these foreign exchange contracts were permitted to remain outstanding until their respective settlement dates. See Note 9.

Industrial development bonds

The Company’s Grand Junction, Colorado facility was financed by industrial development bonds in the original aggregate principal amount of $4,900. At September 30, 2007 and December 31, 2006, the outstanding principal amount of these bonds was $3,325 and $3,545, respectively. Interest on the bonds accrues at a variable rate of interest and is payable monthly. The interest rate at September 30, 2007 and December 31, 2006 was 3.94% and 4.01%, respectively. Principal payments are due in semi-annual installments through August 2016. The Company reclassified this indebtedness to current indebtedness in 2006 in anticipation of the sale of the Grand Junction facility. The Company has made all scheduled payments of principal and interest on these bonds. The bonds are collateralized by, among other things, a first mortgage on the facility, a security interest in certain equipment and an irrevocable letter of credit issued by Wells Fargo Bank, N.A. pursuant to the terms of a reimbursement agreement between the Company and Wells Fargo. The Company is required to pay an annual letter of credit fee equal to 1% of the stated amount of the letter of credit.

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

The reimbursement agreement, as amended, contains financial covenants that require, among other things, that the Company maintain a minimum tangible net worth (as defined in the reimbursement agreement) of $23,000 plus 50% of net income from July 1, 2001 forward and a fixed-charge coverage ratio (as defined in the reimbursement agreement) of no less than 1.25 to 1.00. The Company is required to demonstrate its compliance with these financial covenants as of the end of each calendar quarter. On April 24, 2007, Wells Fargo agreed to waive the Company’s non-compliance with the fixed-charge coverage ratio for the period ended December 31, 2006 and for each subsequent quarterly period ending on or before June 30, 2007. On October 10, 2007, Wells Fargo waived the Company’s non-compliance with the fixed-charge coverage ratio for the period ended September 30, 2007.

6% convertible subordinated debentures

On July 20, 2007, the entire $14,845 aggregate principal amount of the 6% convertible subordinated debentures that were outstanding on that date was converted by their holders into shares of the Company’s Common Stock. As a result of the conversion, the Company issued 1,458 shares of its Common Stock to the former holders of the debentures and paid the holders $122 of accrued and unpaid interest.

Prior to the conversion, the 6% convertible subordinated debentures bore interest at the rate of 6% per year payable semi-annually in arrears in cash on May 31 and November 30 of each year. They were convertible into shares of Common Stock at the option of the holders at any time prior to maturity at $10.18 per share.

At December 31, 2006, $15,354 aggregate principal amount of these debentures was outstanding.

3D SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

At September 30, 2007, the Company had $1,686 outstanding foreign currency contracts related primarily to inventory purchases from a third party. The notional amount of these contracts at September 30, 2007 aggregated 1,992 Swiss francs (equivalent to $1,686 at the settlement date). The fair value of this contract at September 30, 2007 was $1,712.

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

The dollar equivalent of the foreign currency contracts and their related fair values as of September 30, 2007 and December 31, 2006 were as follows:

	Foreign Currency		Foreign Currency
	Purchase Contracts		Sales Contracts
	September 30,	December 31,	September 30,	December 31,
	2007	2006	2007	2006
	(Dollars in thousands)

Notional amount	$1,686	$536	—	$2,487
Fair value	1,712	526	—	2,595

Net unrealized gain (loss)	$26	$(10)	—	$(108)

The net fair value of all foreign exchange contracts at September 30, 2007 and December 31, 2006 reflected unrealized gains (losses) of $26 and $(118), respectively. The foreign currency contracts at September 30, 2007 expire at various times between October 10, 2007 and November 14, 2007.

Changes in the fair value of derivatives are recorded in cost of sales in the Consolidated Statements of Operations. Depending on their fair value at the end of the reporting period, derivatives are recorded either in prepaid expenses and other current assets or in accrued liabilities on the Condensed Consolidated Balance Sheet.

The total impact of foreign currency derivatives on the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2007 reflected gains (losses) of $18 and $31, respectively, compared to $(179) and $51 for the three and nine months ended September 30, 2006.

3D SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(10)	Capitalized Lease Obligations

The Company’s future minimum lease payments under capitalized leases at September 30, 2007 and December 31, 2006 were $8,887 and $9,012, respectively. The current portion of those leases at September 30, 2007 and December 31, 2006 was $178 and $168, respectively.

(11)	Preferred Stock

No preferred stock was issued or outstanding at September 30, 2007 or December 31, 2006. On June 8, 2006, all of the Company’s then outstanding Series B Convertible Preferred Stock was converted by its holders into 2,640 shares of Common Stock. For the three and nine months ended September 30, 2006, the Company recognized $0 and $1,414, respectively, of dividend cost including $0 and $885, respectively, of accreted costs associated with initial offering costs.

(12)	Stock-based Compensation Plans

The Company maintains stock-based compensation plans that are described more fully in Note 15, “Stock-Based Compensation,” to the Consolidated Financial Statements filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, as amended by Form 10-K/A that the Company filed on August 2, 2007.

The Company records stock-based compensation expense in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations. Stock-based compensation expense for the three and nine month periods ended September 30, 2007 and 2006 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Options	$129	$171	$671	$555
Restricted stock awards	458	402	1,576	1,354

Total stock-based compensation expense	$587	$573	$2,247	$1,909

The nine-month period ended September 30, 2007 includes $497 of stock-based compensation expense primarily related to the acceleration of expense with respect to restricted stock awards related to the separation from service of the Company’s former Chief Financial Officer in the first quarter of 2007.

The number of shares of restricted Common Stock issued and the weighted average fair value per share during the three and nine months ended September 30, 2007 and 2006 are:

		Weighted
		Average
	Shares	Fair
	Awarded	Value

Three months ended September 30, 2007	55	$21.02
Three months ended September 30, 2006	—	—
Nine months ended September 30, 2007	70	21.00
Nine months ended September 30, 2006	155	21.51

In the third quarter of 2007, the Company granted restricted stock awards covering 6 shares of Common Stock to certain employees, including certain executive officers, pursuant to the Company’s 2004 Incentive Stock Plan. Under the terms of these awards, the employees had until September 24, 2007 to accept the awards. The awards were accepted by all recipients.

3D SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Net income (loss) available to common stockholders	330	$(11,259)	(8,093)	$(24,735)
Weighted average outstanding shares:
Basic weighted average outstanding shares	21,838	18,390	20,115	16,706
Effect of dilutive securities:
Stock options and restricted stock awards	661	—	—	—
6% convertible debentures	—	—	—	—
Series B convertible preferred stock	—	—	—	—

Diluted weighted average shares outstanding	22,499	18,390	20,115	16,706

Earnings (loss) per share:
Basic	$0.02	$(0.61)	$(0.40)	$(1.48)
Diluted	$0.01	$(0.61)	$(0.40)	$(1.48)

The conversion of our 6% convertible subordinated debentures in July 2007 was taken into account in computing basic average outstanding shares in the third quarter of 2007.

No dilutive securities were included in the diluted weighted average shares outstanding for the nine months ended September 30, 2007 and the three months and nine months ended September 30, 2006 because the effect of their inclusion would have been anti-dilutive; that is, they would have reduced net loss per share. For the three months ended September 30, 2007, the equivalent of 661 shares of Common Stock issuable upon the exercise of in-the-money stock options were included in the calculation of diluted weighted average shares outstanding.

(14)	Income Taxes

For the three months ended September 30, 2007, the Company used a 42.9% effective income tax rate to determine its tax provision for that period. For the nine month period ended September 30, 2007 and the three month and nine month periods ended September 30, 2006, the Company recorded tax provisions even though it reported a loss for those periods and accordingly used (5.6)%, (24.9)% and (11.0)% effective tax rates, respectively, for those periods. In the third quarter of 2006, the Company recorded a $2,500 valuation allowance against the net deferred tax assets previously recorded on its Condensed Consolidated Balance Sheet in accordance with Statement of Financial Accounting Standards No. 109 (“SFAS No. 109”), “Accounting for Income Taxes.” Excluding this valuation allowance, the effective tax rates for the three month and nine month periods ended September 30, 2006, were 2.9% and 0.9%, respectively.

The Company maintained $499 and $748 of deferred tax assets on its Condensed Consolidated Balance Sheets as of September 30, 2007 and December 31, 2006, respectively. These deferred tax assets relate to the Company’s operations outside the United States. The Company maintained a full valuation allowance on all of its U.S. deferred tax assets at both of those dates.

3D SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109”, which the Company adopted as of January 1, 2007. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109 and prescribes a minimum recognition threshold defined by a standard that it must be more-likely-than-not that a tax position will be sustained upon examination before being recognized in the financial statements. Under FIN 48, the impact of an uncertain income tax position on the income tax returns must be recognized at the largest amount that is more-likely-than-not to be required to be recognized upon audit by the relevant taxing authority. Under FIN 48, an uncertain income tax position should be recognized for financial statement reporting purposes only if it has a greater than 50 percent likelihood of being sustained upon examination. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting for interim periods, disclosure and transition issues with respect to tax positions.

As a result of adoption of FIN 48, at January 1, 2007, the Company had recognized a $1,208 increase to its accumulated deficit in earnings that consisted of a $323 reduction in its deferred tax assets and the recording of an $885 long-term income tax payable in its Condensed Consolidated Balance Sheets. In addition, the Company would have recognized a $3,734 increase to deferred tax assets for unrecognized benefits related to positions taken in prior periods, which would have affected accumulated deficit in earnings if it had not made, which it did, a corresponding increase in the valuation allowance maintained in its Consolidated Financial Statements. For the three and nine months ended September 30, 2007, the Company increased its FIN 48 reserve by $18 and $54, respectively, related to accrued interest on uncertain tax positions that the Company had recorded. The Company does not anticipate any additional unrecognized tax benefits during the next twelve months that would result in a material change to its consolidated financial position.

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

For a discussion of other tax matters relating to the Company, please see Note 21 to the Consolidated Financial Statements filed with the Company’s Annual Report on 10-K for the year ended December 31, 2006, as amended by Form 10-K/A that the Company filed on August 2, 2007.

(15)	Segment Information

The Company operates in one reportable business segment in which it develops, manufactures and markets worldwide 3-D modeling, rapid prototyping and manufacturing systems designed to reduce the time it takes to produce three-dimensional objects. The Company conducts its business through operations in the United States, sales and service offices in the European Community (France, Germany, the United Kingdom and Italy) and the Asia-Pacific region (Japan and Hong Kong), and a research and production facility in Switzerland. Revenue from unaffiliated customers attributed to Germany includes sales by the Company’s German unit to customers in countries other than Germany. The Company has historically disclosed summarized financial information for the geographic areas of operations as if they were segments in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

3D SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Such summarized financial information concerning the Company’s geographical operations is shown in the following tables:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenue from unaffiliated customers:
United States	$16,042	$13,347	$48,950	$43,729
Germany	8,163	6,017	23,072	14,946
Other Europe	7,201	6,427	23,354	19,010
Asia Pacific	6,822	5,679	16,210	14,559

Total	$38,228	$31,470	$111,586	$92,244

The Company’s revenue from unaffiliated customers by type was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Systems and other products	$14,549	$9,333	40,405	$29,163
Materials	14,593	13,399	44,887	36,754
Services	9,086	8,738	26,294	26,327

Total	$38,228	$31,470	$111,586	$92,244

Intercompany sales are as follows:

	Three Months Ended September 30, 2007
	United		Other	Asia
	States	Germany	Europe	Pacific	Total

United States	$—	$7,552	$2,250	$254	$10,056
Germany	—	—	1,264	—	1,264
Other Europe	1,241	145	—	—	1,386
Asia Pacific	—	—	—	—	—

Total	$1,241	$7,697	$3,514	$254	$12,706

	Three Months Ended September 30, 2006
	United		Other	Asia
	States	Germany	Europe	Pacific	Total

United States	$—	$3.937	$3,841	$3,229	$11,007
Germany	—	—	406	—	406
Other Europe	1,893	—	—	57	1,950
Asia Pacific	—	—	—	—	—

Total	$1,893	$3,937	$4,247	$3,286	$13,363

3D SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended September 30, 2007
	United		Other	Asia
	States	Germany	Europe	Pacific	Total

United States	$—	$15,528	$7,421	$8,362	$31,311
Germany	36	—	3,707	90	3,833
Other Europe	4,555	204	—	—	4,759
Asia Pacific	—	—	—	—	—

Total	$4,591	$15,732	$11,128	$8,452	$39,903

	Nine Months Ended September 30, 2006
	United		Other	Asia
	States	Germany	Europe	Pacific	Total

United States	$—	$8,429	$11,699	$9,902	$30,030
Germany	130	—	2,094	270	2,494
Other Europe	3,806	132	—	59	3,997
Asia Pacific	—	—	—	—	—

Total	$3,936	$8,561	$13,793	$10,231	$36,521

All revenue between geographic areas is recorded at prices that provide for an allocation of profit (loss) between entities. Income (loss) from operations and assets for each geographic area are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Income (loss) from operations:
United States	$1,337	$(8,530)	$(5,481)	$(15,238)
Germany	204	(279)	577	443
Other Europe	184	495	595	(3,222)
Asia Pacific	171	(1,019)	405	(334)

Subtotal	1,896	(9,333)	(3,904)	(18,351)
Inter-segment elimination	(1,464)	651	(2,661)	(2,006)

Total	$432	$(8,682)	$(6,565)	$(20,357)

	September 30,	December 31,
	2007	2006

Assets:
United States	$82,632	$82,715
Germany	23,783	25,237
Other Europe	61,361	63,368
Asia	15,963	19,218

Subtotal	183,739	190,538
Inter-segment elimination	(20,533)	(24,344)

Total assets	163,206	$166,194

3D SYSTEMS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(16)	Commitments and Contingencies

Effective April 1, 2006, the Company entered into an agreement with Symyx Technologies, Inc. under which the Company and Symyx are working together to discover and commercialize advanced materials for use in the Company’s rapid prototyping and rapid manufacturing solutions. Under this agreement, the Company agreed to fund up to $2,400 of research over a two-year period to enable Symyx to develop new materials’ formulations that the Company could commercialize for rapid prototyping and rapid manufacturing applications. For the three and nine month periods ended September 30, 2007, the Company recorded $300 and $900, respectively, of research and development expense related to this agreement compared to $300 and $600 for the three and nine month periods ended September 30, 2006.

The Company is involved in various legal matters incidental to its business. The Company’s management believes, after consulting with counsel, that the disposition of these legal matters will not have a material effect on the Company’s consolidated results of operations or consolidated financial position.

(17)	Recent Accounting Pronouncements

In July 2006, FASB issued FIN 48, which the Company adopted as of January 1, 2007. This interpretation was issued to clarify the accounting for uncertainty in the amount of income taxes to be recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company also adopted FASB Staff Position No. FIN 48-1 (“FSP FIN 48-1”), “Definition of Settlement in FASB Interpretation No. 48” as of January 1, 2007. FSP FIN 48-1 provides that a company’s tax position will be considered settled if the taxing authority has completed its examination, the company does not plan to appeal, and it is remote that the taxing authority would reexamine the tax position in the future.

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

Business Overview

We design, develop, manufacture, market and service Rapid Manufacturing, Prototyping and Three-Dimensional Modeling systems and related products and materials that enable complex three-dimensional objects to be produced directly from computer data without tooling, greatly reducing the time and cost required to produce prototypes or customized production parts. Our products offer our customers integrated systems solutions consisting of equipment and related software, consumable materials and customer service to meet a wide range of customer needs, including traditional model, mold and prototyping, 3-D modeling and rapid manufacturing.

Our consolidated revenue is derived primarily from the sale of our systems, the sale of the related materials used by the systems to produce solid objects and the provision of services to our customers.

Recent Developments

New product developments

During the first nine months of 2007, we continued our new product development activities, resulting in the introduction of the following new products:

•	In January 2007, we announced that we had successfully developed a revolutionary and disruptive technology called Film Transfer Imaging (“FTI”), and in September we announced the launch of our fast, compact V-Flashtm Desktop Modeler that builds ready-to-use models within hours at home, school or office workstations;

•	In April 2007, we announced the V-Flashtm HA 230 Manufacturing System, the first economical, high-speed desktop manufacturing system for custom hearing aid shells and molds, and in October we unveiled and demonstrated this production system at the 2007 International Congress of Hearing Aid Acousticians in Nuremberg, Germany.

•	Also in April 2007, we announced the introduction of the InVision® XT modeler, a new 3-D modeler that is designed to produce high-definition, functional and durable models for form, fit and function analysis.

•	We have also announced several new materials that are designed for use with our systems. These include:

•	Accura® 55 Plastic, a new stereolithography material that simulates the look and feel of molded ABS, the availability of which we announced in July 2007;

•	Accura® Xtreme Plastic, an extremely tough and versatile material for stereolithography systems that we also introduced in July 2007;

•	DuraForm® EX Black Plastic, a new Rapid Manufacturing material for our Sinterstation® Pro SLS® Systems that we introduced in September 2007;

•	Accura® 48HTR Plastic, a newly engineered material for Stereolithography systems, that endures the most challenging operating thermal environments, which we introduced in September 2007; and

•	DuraForm® HST Plastic, a strong, temperature-resistant Rapid Manufacturing material for use in our Sinterstation® HiQtm SLS® Systems, which we also introduced in September 2007.

•	In August 2007, we launched our “Go PRO!” marketing campaign to promote our high-quality, accurate, large-size parts, a capability resulting directly from the integration of our engineered materials and our Sinterstation® Pro SLS® and Vipertm Pro SLA® Systems.

•	In September 2007, we announced that 3M selected our Vipertm Pro SLA® technology for the digital production of dental models and that we had entered into a joint development arrangement with 3M to deliver Rapid Manufacturing capabilities to its digital dentistry applications.

•	During our September 2007 inaugural World Conference we made several other product announcements, including:

•	the availability of our 3DProtm Software Suite, which includes 3DViewtm, 3DManagetm and 3DPrinttm;

•	the news that our new, tough and durable Accura® Xtreme Plastic for Stereolithography systems performed well during its initial limited market launch and beta testing with lead users; and

•	the release of LS 3.44 and OptiScantm Software for use with our mid-frame Sinterstation® SLS® Systems;

•	We also announced during the World Conference that 3D Systems University, located adjacent to our global headquarters in Rock Hill, plans to begin offering self-maintenance courses during the first quarter of 2008 to train users to repair and maintain their own Stereolithography and Selective Laser Sintering systems.

•	In October 2007, we announced that the newly created Southeastern Institute of Manufacturing and Technology (SiMT) at Florence-Darlington Technical College (FDTC) has equipped its Advanced Manufacturing Center with our entire portfolio of systems and solutions.

These new products did not have a material effect on our revenue for the third quarter or first nine months of 2007.

Summary of 2007 year-to-date financial results

As discussed in greater detail below, we achieved record revenue for the third quarter and nine months ended September 30, 2007 primarily as a result of higher unit volume of sales of new products, the favorable combined effect of price and mix and the favorable effect of foreign currency translation. As discussed in greater detail below, for the third quarter of 2007, revenue increased 21.5% to $38.2 million from $31.5 million for the third quarter of 2006, and for the nine months ended September 30, 2007 our revenue increased 21.0% to $111.6 million from $92.2 million for the first nine months of 2006.

We also achieved a modest level of operating income in the third quarter of 2007, reversing an $8.7 million operating loss in the 2006 quarter. Our operating income was $0.4 million in the third quarter of 2007. For the first nine months of 2007, our operating loss declined by 67.8% to $6.6 million from $20.4 million in the 2006 period.

This operating improvement was due to higher gross profit and, in both the three and nine-month periods ended September 30, 2007, a higher gross profit margin in each period, lower operating expenses in the third quarter of 2007, and a decline in operating expenses as a percentage of revenue in the first nine months of 2007 despite an increase in operating expenses in that period.

We believe that our overall improved results demonstrate that the strategic actions that we have taken to reshape our organization, transform our product portfolio and re-engineer our business model are taking effect.

Our operating loss for the first nine months of 2007 included $8.5 million of non-cash expenses compared to $10.1 million of non-cash expenses in the 2006 period, which included higher depreciation and amortization expense in the 2007 period arising from our higher level of capital expenditures in 2006 for our relocation to Rock Hill, South Carolina, and our implementation of a new ERP system as well as higher stock-based compensation expense in the 2007 periods. We expect that our depreciation and amortization expense for the full year 2007 will be in the range of $7.2 million to $7.5 million.

Our higher gross profit in the third quarter and first nine months of 2007 arose primarily from our higher level of revenue, and the improvements in our gross profit margin reflected the more modest increases in cost of sales in each period and the absence of the business disruptions that we incurred in the 2006 periods, which we discuss elsewhere herein.

Our operating expenses declined by $3.9 million in the third quarter of 2007 from the previous year’s quarter reflecting lower selling general and administrative expenses, lower research and development expenses and the absence of the restructuring costs that we incurred in 2006 for our relocation to Rock Hill. We believe that, apart from the high costs associated with the launch of our V-Flashtm Desktop Modeler this year, our quarterly operating expenses have begun to resume a more normalized run rate, and accordingly we expect our SG&A expenses for the fourth quarter of this year to fall into the range of $11 to $13 million.

As we have previously disclosed, during the second and third quarters of 2006, we experienced disruptions and adverse effects from the implementation of our new ERP system, supply chain staffing issues, and the outsourcing of our spare parts and certain of our finished goods supply activities to a logistics management company. We also experienced some growing pains as our initial success in late 2005 and early 2006 in placing new Sinterstation® Pro, Vipertm Pro and 3-D Modeling systems stretched our field engineering resources and presented some stability issues with certain installed systems. The absence of these matters in the 2007 periods has contributed to our favorable performance this year.

We have also taken several actions to strengthen our liquidity and our balance sheet during 2007, including the following:

•	On June 19, 2007, we sold 1.25 million shares of our Common Stock, representing about 6.1% of the shares then outstanding, in a private placement transaction and received $20.4 million in net proceeds, after deducting costs of issuance, that we intend to use primarily for working capital purposes. As a result, at June 30, 2007, we had $29.2 million of unrestricted cash and cash equivalents on our balance sheet.

•	Subsequently, we issued a conditional call for redemption of our outstanding 6% convertible subordinated debentures, all of which were converted into 1.5 million shares of Common Stock on July 20, 2007.

•	With our strengthened cash position, on July 20, we voluntarily prepaid our outstanding $8.2 million of revolving credit borrowings with Silicon Valley Bank. We permitted that credit facility to expire in accordance with its terms on October 1, 2007, and we intend to replace it with a new credit facility as conditions in the credit markets and our performance improve and we become able to negotiate acceptable terms for such a facility. In the meantime, we do not expect to have a need for bank borrowings given our strengthened cash position.

•	As a result of these actions, we reduced our outstanding indebtedness by $23.9 million in the third quarter of 2007 to $12.2 million from $36.1 million at December 31, 2006.

•	Assuming that on a pro forma basis we had prepaid our outstanding borrowings under the Silicon Valley Bank facility as of June 30, 2007 rather than on July 20, 2007, our unrestricted cash and cash equivalents increased by $4.5 million to $25.5 million at September 30, 2007 from a pro forma $21.0 million at June 30, 2007. This increase was primarily due to net operating cash flow that we generated in the third quarter of 2007.

•	As discussed below, our working capital increased by $20.0 million from December 31, 2006 to September 30, 2007 and by $1.3 million from June 30, 2007 to September 30, 2007. The improvement in our working capital was primarily attributable to the private placement transaction. Among our major components of working capital, accounts receivable, net of allowances, declined by $6.4 million from December 31, 2006 to September 30, 2007 as we continued to reduce our days’ sales outstanding toward their historical levels, and inventory at September 30, 2007 was below its level at December 31,

2006 as well as its level at June 30, 2007, reflecting early success in our efforts to make a significant reduction in inventory prior to the end of 2007.

As discussed below in “Item 4. Controls and Procedures,” we believe that we have, subject to the completion of testing, completed the remediation of substantially all of the material weaknesses that we have previously disclosed with respect to our internal controls over financial reporting. We expect to complete our remediation program by the end of 2007, but we can provide no assurance that we will be fully successful in accomplishing this goal or that these or other currently unknown material weaknesses will not continue to affect us in future periods.

Results of Operations

Third quarter comparison of revenue by class of product and service

Table 1 sets forth our change in revenue by class of product and service for the third quarter of 2006 compared to the third quarter of 2007 (dollars in thousands):

Table 1

							Net Change in
	Systems and						Consolidated
	Other Products		Materials		Services		Revenue

Revenue at September 30, 2006	$9,333	29.7%	$13,399	42.6%	$8,738	27.7%	$31,470	100%
Change in revenue:
Volume:
Core products and services	(1,238)	(13.3)	(1,849)	(13.8)	(1,039)	(11.9)	(4,126)	(13.1)
New products	4,360	46.7	652	4.9	1,120	12.8	6,132	19.5
Price/mix	1,660	17.8	1,961	14.6	—	—	3,621	11.5
Foreign currency translation	434	4.7	430	3.2	267	3.1	1,131	3.6

Net change	5,216	55.9	1,194	8.9	348	4.0	6,758	21.5

Revenue at September 30, 2007	14,549	38.1%	$14,593	38.2%	$9,086	23.7%	$38,228	100%

On a consolidated basis, revenue for the third quarter of 2007 increased by 21.5% to $38.2 million from $31.5 million for the third quarter of 2006. The principal factors leading to this $6.7 million increase in consolidated revenue were increases arising from new product unit volume, the favorable combined effect of price and mix and the favorable effect of foreign currency translation. These increases were partially offset by lower unit sales of core systems and materials consistent with their prior trend. The favorable effect of foreign currency translation accounted for 16.7% of the increase in revenue in the third quarter of 2007.

As used in this Management’s Discussion and Analysis, the combined effect of changes in product mix and average selling prices, sometimes referred to as price and mix effects, refers to changes in revenue that are not able to be specifically related to changes in unit volume. Among these changes are changes in the product mix of the materials that we sell for use in our systems as well as changes in the product mix of the systems that we sell as the trend toward smaller, more economical systems that has affected our business for the past several years has continued and the influence of new products has grown.

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

Revenue from systems and other products increased by $5.2 million or 55.9% to $14.5 million for the quarter ended September 30, 2007 from $9.3 million for the third quarter of 2006 and comprised 38.1% of consolidated revenue in the 2007 quarter compared to 29.7% in the 2006 period. The increase arose primarily from a $4.4 million increase in sales of new products, the favorable $1.7 million combined effect of price and mix and a $0.4 million positive impact from foreign currency translation. This was partially offset by a $1.2 million decline in sales of legacy systems.

Revenue from materials increased by $1.2 million or 8.9% to $14.6 million for the third quarter of 2007 from $13.4 million for the 2006 quarter and comprised 38.2% of consolidated revenue in the 2007 period compared to 42.6% in the 2006 period. This increase was primarily the result of a favorable $2.0 million increase in the combined effect of price and mix, a favorable increase of $0.7 million in new products and a $0.4 million positive impact from foreign currency translation. This was partially offset by a $1.8 million decline in sales of legacy materials. We believe that the relatively low rate of growth in revenue from materials in the second quarter of 2007 reflected primarily the timing of certain recurring orders and routine third-quarter seasonal factors related to summer holidays in various parts of the world, and we expect revenue growth from materials to resume its double-digit rate of growth.

Revenue from services increased by $0.4 million or 4.0% to $9.1 million for the third quarter of 2007 from $8.7 million for the 2006 period and declined to 23.7% of consolidated revenue from 27.7% for the 2006 period. The decline as a percentage of total revenue was primarily due, in the case of both materials and services, to the proportionately higher increases in revenue from systems and other products in the 2007 quarter. The increase in service revenue in the third quarter of 2007 was primarily the result of $0.3 million of favorable foreign currency translation as changes in sales volume of new and core services largely offset each other.

At September 30, 2007 our backlog was approximately $1.5 million. This was a significant reduction from the $5.0 million of backlog that we had recorded at December 31, 2006, and is consistent with the normal operating trends in our business.

Nine month comparison of revenue by class of product and service

Table 2 sets forth the change in revenue by class of product and service for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2007 (dollars in thousands):

Table 2

							Net Change in
	Systems and						Consolidated
	Other Products		Materials		Services		Revenue

Revenue at September 30, 2006	$29,163	31.7%	$36,754	39.8%	$26,327	28.5%	$92,244	100%
Change in revenue:
Volume:
Core products and services	(2,298)	(7.9)	3,343	9.1	(1,816)	(6.9)	(771)	(0.8)
New products	10,661	36.6	1,483	4.0	968	3.7	13,112	14.2
Price/mix	1,755	6.0	1,971	5.4	—	—	3,726	4.0
Foreign currency translation	1,124	3.9	1,336	3.6	815	3.1	3,275	3.6

Net change	11,242	38.6	8,133	22.1	(33)	(0.1)	19,342	21.0

Revenue at September 30, 2007	$40,405	36.2%	$44,887	40.2%	$26,294	23.6%	$111,586	100%

On a consolidated basis, revenue for the nine months ended September 30, 2007 increased by 21.0% to $111.6 million from $92.2 million for the nine-months ended September 30, 2006. The principal factors leading to this $19.3 million increase in consolidated revenue were increases in unit volume from new products, the combined positive effect of changes in product mix and average selling prices and the favorable effect of foreign currency translation. This increase was partially offset by a modest decline in revenue from core products as well as services. The favorable effect of foreign currency translation also accounted for 16.9% of the increase in revenue in the first nine months of 2007.

Revenue from systems and other products increased by $11.2 million or 38.6% to $40.4 million for the nine months ended September 30, 2007 from $29.2 million for the nine months ended September 30, 2006 and comprised 36.2% of consolidated revenue in the 2007 period compared to 31.7% in the 2006 period. This increase was derived primarily from a $10.7 million increase in sales of our newer systems, the $1.8 million favorable effect of changes in product mix and average selling prices and a $1.1 million positive impact from foreign currency translation. This was partially offset by a $2.3 million decline in legacy system sales.

Revenue from materials increased by $8.1 million or 22.1% to $44.9 million for the nine-month period from $36.7 million for the nine months ended September 30, 2006 and comprised 40.2% of consolidated revenue in the 2007 period compared to 39.8% in the 2006 period. Materials revenue volume from our legacy products and new products increased $3.3 million and $1.5 million, respectively. Product mix and average selling prices increased $2.0 million. Foreign currency translation also had a $1.3 million positive impact on materials revenue.

Revenue from services was essentially flat for the nine months ended September 30, 2007 compared to the 2006 period and comprised 23.6% of consolidated revenue in the 2007 period compared to 28.5% in the 2006 period. Declines in volume of legacy services completely offset a $1.0 million increase in new services and a $0.8 million favorable impact of foreign currency translation.

Change in revenue by geographic region in the quarterly periods

Each geographic region contributed to our higher level of revenue in both the third quarter and the first nine months of 2007. Table 3 sets forth the change in revenue by geographic area for the third quarter of 2007 compared to the third quarter of 2006 (dollars in thousands):

Table 3

	U.S.		Europe		Asia-Pacific		Total

Revenue at September 30, 2006	$13,347	42.4%	$12,444	39.5%	$5,679	18.1%	$31,470	100%
Change in revenue:
Volume	1,809	13.6	478	3.8	(281)	(5.0)	2,006	6.4
Price/mix	886	6.6	1,301	10.5	1,434	25.3	3,621	11.5
Foreign currency translation	—	—	1,141	9.2	(10)	(0.2)	1,131	3.6

Net change	2,695	20.2	2,920	23.5	1,143	20.1	6,758	21.5

Revenue at September 30, 2007	$16,042	42.0%	$15,364	40.2%	$6,822	17.8%	$38,228	100%

Revenue from U.S. operations increased by $2.7 million or 20.2% to $16.0 million from $13.3 million in the third quarter of 2006. The increase was due to higher volume and favorable price and mix effects.

Revenue from non-U.S. operations at September 30, 2007 increased by $4.1 million or 22.4% to $22.2 million from $18.1 million at September 30, 2006. Revenue from non-U.S. operations as a percent of total revenue was 58.0% and 57.6%, respectively, at September 30, 2007 and 2006.

Revenue from European operations increased by $2.9 million or 23.5% to $15.4 million from $12.4 million in the prior year period. This increase was due to $1.3 million of favorable price/mix variances, $1.1 million of favorable foreign currency translation effects and $0.5 million of higher volume. Foreign currency translation accounted for 39.1% of the European revenue increase for the third quarter 2007.

Revenue from Asia-Pacific operations increased by $1.1 million or 20.1% to $6.8 million from $5.7 million in the prior year period due primarily to favorable changes in price and mix that were partially offset by $0.3 million of lower volume and a modest foreign currency translation effect.

Change in revenue by geographic region in the nine month period

Table 4 sets forth the change in revenue by geographic area for the nine month period ended September 30, 2006 compared to the nine month period ended September 30, 2007 (dollars in thousands):

Table 4

	U.S.		Europe		Asia-Pacific		Total

Revenue at September 30, 2006	$43,729	47.4%	$33,956	36.8%	$14,559	15.8%	$92,244	100.0%
Change in revenue:
Volume	5,182	11.8	5,799	17.1	1,360	9.3	12,341	13.4
Price/mix	39	0.1	3,151	9.3	536	3.7	3,726	4.0
Foreign currency translation	—	—	3,520	10.3	(245)	(1.7)	3,275	3.6

Net change	5,221	11.9	12,470	36.7	1,651	11.3	19,342	21.0

Revenue at September 30, 2007	$48,950	43.9%	$46,426	41.6%	$16,210	14.5%	$111,586	100%

Revenue from U.S. operations increased by $5.2 million or 11.9% for the nine months ended September 30, 2007 to $49.0 million compared to the 2006 period. The increase was due primarily to higher volume and, to a lesser extent, the favorable combined effect of price and mix.

Revenue from non-U.S. operations increased by $14.1 million or 29.1% to $62.6 million for the nine months ended September 30, 2007 from $48.5 million in the 2006 period and comprised 56.1% of consolidated revenue for the nine months of 2007 compared to 52.6% for the 2006 period.

Revenue from European operations increased by $12.5 million or 36.7% to $46.4 million for the nine months ended September 30, 2007 from $34.0 million in the 2006 period. This increase was due to higher volume, positive price/mix variances and the $3.5 million favorable effect of foreign currency translation. Foreign currency translation accounted for 28.2% of the European revenue increase in 2007.

Revenue from Asia-Pacific operations increased by $1.7 million or 11.3% to $16.2 million for the nine months ended September 30, 2007 compared to $14.6 million in the 2006 period. This increase was caused primarily by $1.4 million of higher volume and a $0.5 million favorable effect of price and mix partially, offset by $0.2 million of unfavorable foreign currency translation.

Gross profit and gross profit margins

Third quarter comparison

Table 5 sets forth gross profit and gross profit margin for our products and services for the third quarters of 2007 and 2006 (dollars in thousands):

Table 5

	Three Months Ended September 30,
	2007		2006
		%		%
	Amount	Revenue	Amount	Revenue

Products	$13,620	46.7%	$9,383	41.3%
Services	2,318	25.5	1,357	15.5

Total	$15,938	41.7%	$10,740	34.1%

On a consolidated basis, gross profit for the third quarter of 2007 increased by $5.2 million to $15.9 million from $10.7 million in the third quarter of 2006, primarily as a result of our higher revenue. Consolidated gross profit margin in the third quarter of 2007 increased by 7.6 percentage points to 41.7% of revenue from 34.1% of revenue for the 2006 quarter. In addition to our higher revenue, the increase in our gross profit margin in the third quarter of 2007 reflected the relatively lower increase in cost of sales, the absence in 2007 of the business disruptions and challenges arising from the implementation of our new ERP system, supply chain staffing issues, logistics disruptions and customer accommodations that adversely affected our profitability in the third quarter of 2006, the favorable effect of $0.3 million of foreign currency translation, the improvement of our service margins and changes in product mix.

For the third quarter of 2007, cost of sales increased by 7.5%, a rate substantially less than our 21.5% increase in revenue, to $22.3 million from $20.7 million for the third quarter of 2006 primarily due to the incremental costs of sales associated with our higher revenue, an unfavorable $0.8 million foreign currency translation adjustment and the absence of the disruptions discussed above that adversely affected the 2006 period.

Product gross profit for the third quarter of 2007 increased by $4.2 million or 45.2% to $13.6 million from $9.4 million for the 2006 quarter, and gross profit margin for products increased by 5.4 percentage points to 46.7% of revenue from 41.3% of revenue in the 2006 quarter, primarily for the reasons discussed above.

Gross profit for services for the third quarter of 2007 increased by $1.0 million or 70.8% to $2.3 million from $1.4 million for the 2006 quarter, and gross profit margin for services increased by 10 percentage points to 25.5% of revenue from 15.5% of revenue in the 2006 quarter, primarily for the reasons discussed above.

Nine month comparison

Table 6 sets forth gross profit and gross profit margin for our products and services for the nine months ended September 30, 2007 and 2006 (dollars in thousands):

Table 6

	Nine Months Ended September 30,
	2007		2006
		%		%
	Amount	Revenue	Amount	Revenue

Products	$39,842	46.7%	$25,068	38.0%
Services	5,478	20.8	5,113	19.4

Total	$45,320	40.6%	$30,181	32.7%

On a consolidated basis, gross profit for the nine months ended September 30, 2007 increased by $15.1 million to $45.3 million from $30.2 million for the nine months ended September 30 2006. Consolidated gross profit margin in the first nine months of 2007 increased by 7.9 percentage points to 40.6% of revenue from 32.7% of revenue for the 2006 period. The improvement in the first nine months of 2007 resulted primarily from the same reasons that affected the third quarter of 2007. Gross profit in the first nine months of 2007 included a $1.0 million favorable effect of foreign currency translation.

For the nine months ended September 30, 2007, cost of sales increased by 6.8% to $66.3 million from $62.1 million for the 2006 period primarily due to the same factors that affected cost of sales for the third quarter of 2007 and included $2.3 million of unfavorable effect of foreign currency translation.

Product gross profit for the nine months ended September 30, 2007 increased by $14.8 million or 58.9% to $39.8 million from $25.1 million for the 2006 period, and gross profit margin for products increased by 8.7 percentage points to 46.7% of revenue from 38.0% of revenue in the 2006 period, primarily for the reasons discussed above.

Gross profit for services for the nine months ended September 30, 2007 increased by $0.4 million or 7.1% to $5.5 million from $5.1 million for the 2006 period, and gross profit margin for services increased by

1.4 percentage points to 20.8% of revenue from 19.4% of revenue in the 2006 period, primarily for the reasons discussed above.

Operating expenses

As shown in Table 7, total operating expenses decreased by $3.9 million or 20.2% to $15.5 million in the third quarter of 2007 from $19.4 million in the third quarter of 2006. This decrease was primarily due to:

•	$1.9 million lower selling, general and administrative expenses, discussed below;

•	$0.3 million of lower research and development expenses, also discussed below; and

•	The absence in the third quarter of 2007 of the $1.7 million of restructuring costs that we incurred in the third quarter of 2006 primarily related to our relocation to Rock Hill, South Carolina.

Table 7

	Three Months Ended September 30,
	2007		2006
		%		%
	Amount	Revenue	Amount	Revenue
	(Dollars in thousands)

Selling, general and administrative expenses	$11,883	31.1%	$13,821	43.9%
Research and development expenses	3,623	9.5	3,856	12.3
Restructuring costs	—	—	1,745	5.5

Total	$15,506	40.6%	$19,422	61.7%

As shown in Table 8, total operating expenses increased by $1.3 million or 2.7% to $51.9 million for the nine months ended September 30, 2007 from $50.5 million for the nine months ended September 30, 2006. The increase in the first nine months of 2007 was primarily due to:

•	$6.9 million higher selling, general and administrative expenses, discussed below; and

•	$0.2 million higher research and development costs.

The effect of these increases was partially offset by the absence in the first nine months of 2007 of the $5.7 million of restructuring costs that we incurred in the 2006 period related to our relocation to Rock Hill, South Carolina.

Table 8

	Nine Months Ended September 30,
	2007		2006
		%		%
	Amount	Revenue	Amount	Revenue
	(Dollars in thousands)

Selling, general and administrative expenses	$41,647	37.3%	$34,788	37.7%
Research and development expenses	10,238	9.2	10,087	10.9
Restructuring costs	—	—	5,663	6.1

Total	$51,885	46.5%	$50,538	54.7%

We expect our quarterly operating expenses to resume a more normal run-rate and to decline further in the fourth quarter of 2007. In this regard, we expect our SG&A expenses for the fourth quarter of this year to fall into the range of $11 million to $13 million.

Selling, general and administrative expenses

The $1.9 million decrease in selling, general and administrative expenses in the third quarter of 2007 was due primarily to:

•	$1.1 million of lower contract labor costs;

•	a $0.7 million reduction of bad debt expense; and

•	$0.5 million of incentives related to our relocation to Rock Hill, South Carolina.

Partially offsetting the decrease was:

•	$0.3 million of additional depreciation expense arising from the Rock Hill facility; and

•	$0.3 million foreign currency translation.

The $6.9 million increase in selling, general and administrative expenses for the nine months ended September 30, 2007 was due primarily to $8.8 million of higher SG&A costs that we incurred through June 30, 2007 which were only partially offset by the third quarter decline in SG&A costs. We believe that our quarterly operating expenses have begun to resume a more normalized run-rate, and we expect a further reduction in our SG&A expenses in the fourth quarter of 2007.

Research and development expenses

Research and development expenses declined by 6.0% to $3.6 million in the third quarter of 2007 from $3.9 million in the third quarter of 2006. Research and development expenses increased $0.1 million to $10.2 million for the nine months ended September 30, 2007 compared to $10.1 million for the nine month period of 2006.

Research and development costs in the third quarter and first nine months of 2007 included costs associated with the launch of our V-Flashtm 3-D Desktop Modeler mentioned above. We are continuing to work on this as well as other selected new product developments, and we expect to incur approximately $13 million to $14 million of research and development expenses for the full year 2007.

Restructuring costs

As discussed above, we incurred no restructuring costs for the three- or nine-month periods ended September 30, 2007. For the three months ended September 30, 2006, we incurred $1.7 million of restructuring costs and for the nine months ended September 30, 2006, we incurred $5.7 million of restructuring costs primarily for personnel, relocation and recruiting costs in connection with our relocation to Rock Hill, South Carolina.

Income (loss) from operations

Income from operations for the third quarter of 2007 was $0.4 million, reversing our $8.7 million operating loss in the 2006 quarter. Loss from operations for the nine months ended September 30, 2007 declined to $6.6 million from $20.4 million for the first nine months of 2006.

In both the third quarter and first nine months of 2007, these improvements reflected our higher consolidated revenue and higher gross profit in the 2007 periods, the absence of the restructuring costs that we incurred in the 2006 periods and the changes in selling, general and administrative expenses and research and development expenses discussed above.

The following table sets forth operating income (loss) from our operations by geographic area for the third quarter of 2007 compared to 2006 (dollars in thousands):

Table 9

	Three Months Ended
	September 30,
	2007	2006

Income (loss) from operations:
United States	$1,337	$(8,530)
Germany	204	(279)
Other Europe	184	495
Asia	171	(1,019)

Subtotal	1,896	(9,333)
Inter-segment elimination	(1,464)	651

Total	$432	$(8,682)

The following table sets forth operating income (loss) from operations by geographic area for the first nine months of 2007 compared to 2006 (dollars in thousands):

Table 10

	Nine Months Ended
	September 30,
	2007	2006

Income (loss) from operations:
United States	$(5,481)	$(15,238)
Germany	577	443
Other Europe	595	(3,222)
Asia	405	(334)

Subtotal	(3,904)	(18,351)
Inter-segment elimination	(2,661)	(2,006)

Total	$(6,565)	$(20,357)

For the three and nine month periods ended September 30, 2007, changes in operating income (loss) by geographic region reflected higher revenue in each geographic area. With respect to the U.S., the decline in operating loss by geographic area reflected, as discussed above, the higher revenue and gross profit discussed above, the absence of the restructuring costs incurred in the U.S. in the 2006 periods and the changes in selling, general and administrative expenses and research and development expenses discussed above. The changes in operating income (loss) in our non-U.S. operations resulted from higher revenue and gross profit as a result of favorable transfer pricing and the positive effect of foreign currency translation.

Interest and other expense, net

For the third quarter of 2007, we recognized $0.1 million of income from interest and other expense, net, that arose from interest income generated from our higher cash balances and lower interest expense during the third quarter. As discussed above, these lower interest expenses resulted from our prepayment in July 2007 of our borrowings under the Silicon Valley Bank credit facility as well as the conversion in July of our remaining outstanding 6% convertible subordinated debentures.

For the first nine months of 2007, interest and other expense, net, increased by $0.4 million reflecting primarily interest expense on our then outstanding borrowings that was only partially offset by interest income during those periods.

We do not currently expect to incur additional borrowings given our improved cash position, and accordingly we expect the relationship of our interest expenses and interest income to be consistent with the third quarter of 2007 for the remainder of this year.

Provisions for income taxes

We recorded a $0.2 million tax provision for the third quarter of 2007 compared to a $2.2 million tax provision for the third quarter of 2006. The 2006 tax provision reflected a $2.5 million valuation allowance that we recorded against our deferred tax assets at September 30, 2006. Our provision for income taxes for the nine months ended September 30, 2007 was $0.4 million compared to $2.3 million for the 2006 period, which also reflected that valuation allowance.

The other changes in both periods arose from adjustments to our non-U.S. tax provisions.

Net income (loss) and net income (loss) available to common stockholders

Our $0.3 million of net income and net income available to common stockholders for the third quarter of 2007 resulted from our $0.4 million of operating income and $0.1 million of interest income in that period, reduced by the $0.2 million income tax provision that we recorded in the third quarter of 2007, as discussed above.

There was no difference between net income and net income available to the common stockholders in the third quarter of 2007 since we had no preferred stock outstanding and paid no preferred-stock dividends during that period. This is also the case for the first nine months of 2007 and the third quarter of 2006.

Our $11.3 million of net loss and net loss available to common stockholders for the third quarter of 2006 arose from our $8.7 million operating loss, $0.3 million of interest and other expense, net and the $2.2 million provision for income taxes that we recorded in the third quarter of 2006, as discussed above.

For the three months ended September 30, 2007, our weighted average common shares outstanding were 21.8 million, and on a per share basis, basic and diluted earnings per share available to the common stockholders were $0.02 and $0.01, respectively. The difference between basic and diluted earnings per share in this period arose from the inclusion in the weighted share calculation of shares of Common Stock issuable upon the exercise of certain outstanding stock options and the conversion of our 6% convertible subordinated debentures. See Note 13 to the Condensed Consolidated Financial Statements. For the three months ended September 30, 2006, our weighted average common shares outstanding were 18.4 million, and on a per share basis, basic and diluted net loss per share available to the common stockholders was $0.61.

Our $8.1 million of net loss and net loss available to common stockholders for the first nine months of 2007 resulted from our $6.6 million operating loss, $1.1 million of interest and other expense, net and the $0.4 million provision for income taxes that we reported for that period, as discussed above.

For the nine months ended September 30, 2006, our net loss was $23.3 million, and our net loss available to common stockholders was $24.7 million after giving effect to $1.4 million of accrued dividends and accretion of preferred stock issuance costs with respect to Series B Convertible Preferred Stock outstanding during part of 2006.

For the nine months ended September 30, 2007, our weighted average common shares outstanding were 20.1 million, and on a per share basis, basic and diluted net loss per share available to the common stockholders was $0.40. For the nine months ended September 30, 2006, our weighted average common shares outstanding were 16.7 million, and on a per share basis, basic and diluted net loss per share available to the common stockholders was $1.48.

Financial Condition and Liquidity

During the first nine months of 2007, our primary sources of liquidity were $8.2 million of bank borrowings made in 2006, the $20.4 million in net proceeds that we received on June 19, 2007 from the private placement of 1.250 million shares of Common Stock and reductions in our use of cash for operating and investing activities as 2007 has progressed. See “Cash flow” and “Outstanding debt and capitalized lease obligations” below.

Working capital

Our net working capital increased by $20.0 million to $37.4 million at September 30, 2007 from $17.3 million at December 31, 2006. Table 11 provides a summary of the net changes in working capital items between these two dates.

Table 11

Increase/
(Decrease)
(Dollars in
thousands)

Current assets
Cash and cash equivalents	$11,141
Accounts receivable, net of allowances	(6,433)
Inventories, net of reserve	(3,564)
Prepaid expenses and other current assets	(2,069)
Deferred income tax assets	(249)

Total current assets	(1,174)

Current liabilities
Bank credit facility	(8,200)
Industrial development bonds related to assets held for sale	(220)
Current portion of capitalized lease obligations	10
Accounts payable	(8,961)
Accrued liabilities	(881)
Customer deposits	(3,364)
Deferred revenue	424

Total current liabilities	(21,192)

Net change in working capital	$20,018

Our unrestricted cash and cash equivalents increased by $11.2 million to $25.5 million from $14.3 million at December 31, 2006. This increase resulted from $14.7 million of cash provided by financing activities that was partially offset by $2.0 million of cash used in investing activities, $1.4 million of cash used in operating activities and the unfavorable $0.2 million effect of exchange rate changes on cash

Accounts receivable, net decreased by $6.4 million to $28.1 million at September 30, 2007 from $34.5 million at December 31, 2006. This decline was primarily attributable to the timing of collections, which resulted in a reduction of days’ sales outstanding to 68 days at September 30, 2007 from 74 days at December 31, 2006. Our gross accounts receivable declined by $6.4 million from December 31, 2006 to September 30, 2007. Accounts receivable more than 90 days past due declined to 7.5% of gross receivables at September 30, 2007 compared to 9.9% of gross receivables at December 31, 2006 primarily due to our focus on resolving past due accounts.

Components of inventories were as follows:

Table 12

	September 30,	December 31,
	2007	2006
	(Dollars in thousands)

Raw materials	$995	$531
Inventory held by assemblers	513	1,048
Work in process	62	—
Finished goods	20,980	24,535

Total	$22,550	$26,114

Inventories decreased by $3.5 million to $22.6 million at September 30, 2007 from $26.1 million at December 31, 2006. This decrease in inventories at September 30, 2007 resulted from a $3.5 million decrease in finished goods inventory and a $0.5 million decrease in inventory held by assemblers that was partially offset by a $0.5 million increase in raw materials inventory and an increase in work-in-process inventory.

In connection with our outsourcing activities with our third-party assemblers, we sell to them components from time to time of our raw materials inventory related to systems that they assemble. We record those sales in our financial statements as a product financing arrangement under SFAS No. 49, “Accounting for Product Financing Arrangements.” At September 30, 2007, we held as SFAS No. 49 inventory $0.5 million of inventory sold to assemblers compared to $1.0 million of such inventory at December 31, 2006, and we had a corresponding accrued liability representing our non-contractual obligation to repurchase assembled systems and refurbished parts produced from such inventory. See Notes 2 and 6 to the Condensed Consolidated Financial Statements.

With the outsourcing of substantially all of our equipment assembly and refurbishment activities, the majority of our inventory now consists of finished goods, including primarily systems, materials and service parts, as our third-party assemblers have taken over supply-chain responsibility for the assembly and refurbishment of systems. As a result, we generally no longer hold in inventory most parts for systems production or refurbishment. In calculating inventory reserves, we direct our attention to spare parts that we hold in inventory and that we expect to be used over the expected life cycles of the related systems, to inventory related to the blending of our engineered materials and composites and to our ability to sell items that are recorded in finished goods inventory, a large portion of which are new systems. We maintained $2.8 million of inventory reserves at September 30, 2007 and $2.4 million of such reserves at December 31, 2006. The increase was due to additional reserves provided for certain product lines nearing the end of their life cycle.

The components of prepaid expenses and other current assets were:

Table 13

	September 30,	December 31,
	2007	2006
	(Dollars in thousands)

Value added tax (“VAT”) and sales tax refunds	$934	$393
Progress payments to assemblers	652	698
Non-trade receivables	1,079	2,429
Other	1,534	2,748

Total	$4,199	$6,268

Our prepaid expenses and other current assets declined by $2.1 million to $4.2 million at September 30, 2007 from $6.3 million at December 31, 2006. The non-trade receivables shown in Table 13, the inventory held by assemblers shown in Table 12 and a related accrued liability in an amount that corresponds to the book value of inventory held by assemblers included in accrued liabilities on our Condensed Consolidated Balance Sheet relate to the accounting for our outsourcing arrangements pursuant to SFAS No. 49. The non-trade receivables shown in Table 13 declined by $1.3 million from December 31, 2006 to $1.1 million at September 30, 2007 as a result of a reduction in semi-finished systems and parts that our third-party assemblers purchased from us to complete the assembly of systems for which we had not received payment from them at period end. VAT and sales tax refunds increased by $0.5 million to $0.9 million at September 30, 2007. The increase is due primarily to an increase in VAT for which we expect to receive payment after September 30, 2007.

Accounts payable declined by $8.9 million to $17.9 million at September 30, 2007 from $26.8 million at December 31, 2006. The decline primarily related to higher payables to assemblers for finished goods at December 31, 2006 compared to September 30, 2007.

Customer deposits decreased by $3.4 million as we recognized the revenue in the first nine months of 2007 related to certain deposits deferred on our balance sheet at December 31, 2006.

Deferred revenue increased by $0.4 million to $11.9 million at September 30, 2007 from $11.5 million at December 31, 2006 primarily due to a net increase in maintenance contracts, installation, training and warranty revenue from the first nine months of 2007 shipments.

Deferred income tax assets decreased by $0.3 million in connection with our application of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an Interpretation of SFAS No. 109.” This decrease was partially offset by a $0.1 million increase due to timing differences occurring during the year. See Note 14 to the Condensed Consolidated Financial Statements.

The changes in the third quarter of 2007 that comprise the other components of working capital not discussed above arose in the ordinary course of business. These components of working capital include $11.7 million of accrued liabilities, $0.2 million in current installments of capitalized lease obligations, $1.2 million of restricted cash and $3.5 million in assets held for sale related to our Grand Junction facility.

As discussed elsewhere in this Form 10-Q, we closed the Grand Junction facility late in April 2006 and subsequently listed it for sale, with $3.5 million of net assets related to that facility recorded on our Condensed Consolidated Balance Sheet as assets held for sale. Also, at September 30, 2007 and December 31, 2006 we have reflected $3.3 million and $3.5 million, respectively, as a current liability consisting of the outstanding principal amount of the industrial development bonds that financed that facility, in anticipation of the sale of the facility. See Notes 7 and 8 to the Condensed Consolidated Financial Statements.

Differences not discussed above between the amounts of working capital item changes in the cash flow statement and the amounts of balance sheet changes for those items are primarily the result of foreign currency translation adjustments.

Cash flow

Table 14 summarizes the cash provided by or used in operating activities, investing activities and financing activities, as well as the effect of changes in foreign currency exchange rates on cash, for the first nine months of 2007 and 2006.

Table 14

	Nine Months Ended September 30,
	2007	2006
	(Dollars in thousands)

Cash used in operating activities	$(1,393)	$(12,295)
Cash used in investing activities	(1,989)	(8,239)
Cash provided by financing activities	14,662	1,726
Effect of exchange rate changes on cash	(139)	(240)

Net increase (decrease) in cash and cash equivalents	$11,141	$(19,048)

Cash flow from operations

For the nine months ended September 30, 2007, we used $1.4 million of net cash for operating activities. This use of cash consisted of our $8.1 million net loss and $1.8 million of cash consumed by net changes in operating accounts that were partially offset by $8.5 million of non-cash items included in our net loss. The principal changes in operating accounts included $7.1 million of cash provided from our lower accounts receivable, $2.7 million of cash provided from our lower inventories, $9.1 million of cash used in the reduction of accounts payable and $3.4 million of cash used with respect to customer deposits. The principal changes in non-cash items that favorably affected operating cash flow included $5.4 million of depreciation and amortization expense and $2.2 million of stock-based compensation expense. After having used $7.1 million of cash in operating activities in the first quarter of 2007, we used an additional $0.5 million of cash in these activities in the second quarter and generated $6.2 million of cash from operating activities in the third quarter of 2007.

Our operations used $12.3 million of net cash in the first nine months of 2006. This use of cash was due primarily to our $23.3 million net loss for the period partially offset by $11.0 million of net changes in operating accounts and non-cash items. Among these changes, cash was provided by:

•	$10.1 million of non-cash items, including principally $4.4 million of depreciation and amortization expense and $1.9 million of stock-based compensation expense;

•	a $5.5 million net reduction of accounts receivable; and

•	a $5.3 million increase in accounts payable;

partially offset by the following uses of cash in operating accounts:

•	a $12.3 million increase in inventories; and

•	a $2.9 million decrease in deferred revenue.

In addition, cash flow from operations was adversely affected in the third quarter and the first nine months of 2006 by disruptions that we encountered from the start up of our ERP system, supply chain activities and outsourcing of our spare parts warehousing and logistics activities that led, among other things, to shortages of parts and delays in both shipping finished products and invoicing our customers. These invoicing and shipping delays reduced our receivables balance, delayed collections from customers and largely accounted for the increase in the 2006 period in our finished goods and in-transit inventory. At the same time, we purchased and paid for a large portion of the products that we had planned to sell to our customers, which reduced our available working capital.

Cash flow from investing activities

Net cash used in investing activities in the first nine months of 2007 declined to $2.0 million from $8.2 million for the first nine months of 2006. This decrease was primarily due to our lower level of capital expenditures in the 2007 period, reflecting the completion of the capital projects associated with our Rock Hill facility and our lower level of information technology related capital expenditures.

Cash flow from financing activities

Net cash provided by financing activities increased to $14.7 million for the nine months ended September 30, 2007 from $1.7 million for the 2006 period. This increase resulted primarily from $20.4 million of net proceeds, after deducting issuance costs, of our private placement of Common Stock in June 2007 and was partially offset by our prepayment of $8.2 million of revolving credit borrowings in July 2007.

Outstanding debt and capitalized lease obligations

At September 30, 2007, total debt and capitalized lease obligations decreased to $12.2 million from $36.1 million at December 31, 2006 primarily due to the conversion of all of our outstanding 6% convertible subordinated debentures into Common Stock during the first nine months of 2007 and a scheduled payment of principal on our outstanding industrial development bonds. Our fixed-rate debt and capitalized lease obligations were $8.9 million at September 30, 2007 and $24.4 million at December 31, 2006.

Our outstanding debt and capitalized lease obligations at September 30, 2007 and December 31, 2006 were as follows:

Table 15

	September 30,	December 31,
	2007	2006
	(Dollars in thousands)

Silicon Valley Bank credit agreement	$—	$8,200

Industrial development bonds related to assets held for sale	3,325	3,545

Capital lease obligations:
Current portion of capitalized lease obligation	178	168
Capitalized lease obligation, less current portion	8,709	8,844

Total	8,887	9,012

6% convertible subordinated debentures	—	15,354

Total current portion of debt and capitalized lease obligations	3,503	11,913
Total long-term portion of debt and capitalized lease obligations	$8,709	$24,198

Total debt and capitalized lease obligations	$12,212	$36,111

In June 2007, we issued a conditional call for redemption of our outstanding 6% convertible subordinated debentures, and all of them were converted into 1.5 million shares of Common Stock on July 20, 2007. In addition, on July 20, we repaid our $8.2 million of outstanding revolving credit borrowings with Silicon Valley Bank.

Silicon Valley Bank loan and security agreement

On October 1, 2007, we permitted our loan and security agreement, as amended, with Silicon Valley Bank to expire in accordance with its terms, and we do not expect to have a need to make bank borrowings during the fourth quarter of 2007 due to our strengthened financial position. This credit facility had provided that we and certain of our subsidiaries could borrow up to $15 million of revolving loans, subject to a borrowing base tied to our accounts receivable. The credit facility included sub-limits for letters of credit and foreign exchange facilities and was secured by a first lien in favor of the Bank on certain of our assets, including domestic accounts receivable, inventory and certain fixed assets.

Interest accrued on outstanding borrowings at either the Bank’s prime rate in effect from time to time or at a LIBOR rate plus a borrowing margin. Under the credit facility as last amended, the borrowing margins were 0 basis points for prime-rate loans and 275 basis points for LIBOR-rate loans. Prior to this amendment, the borrowing margins for prime-rate loans and LIBOR-rate loans were 100 basis points and 325 basis points, respectively. We were obligated to pay, on a quarterly basis, a commitment fee equal to 0.375% per annum of the unused amount of the credit facility prior to its expiration.

The credit facility imposed certain limitations on our activities, including limitations on the incurrence of debt and other liens, limitations on the disposition of assets, limitations on the making of certain investments and limitations on the payment of dividends on our Common Stock. The credit facility also required that we comply with certain financial covenants, including (a) commencing as of January 1, 2007 and continuing through October 1, 2007, a modified quick ratio (as defined in the credit facility) of at least 0.70 to 1.00 and, as of December 31, 2006 and for certain prior periods, a modified quick ratio (as defined in the credit facility) of at least 0.80 to 1.00 and (b) a ratio of total liabilities less subordinated debt to tangible net worth (as each such term is defined in the credit facility) of not more than 2.00 to 1.00 as of December 31, 2006 and at the end of each calendar quarter thereafter. The credit facility also required that we comply with a modified minimum EBITDA (as defined in the credit facility) of not less than $3 million, $1 million and $2.5 million for the calendar quarters ended December 31, 2006, March 31, 2007 and June 30, 2007, respectively. For each subsequent twelve month period ending prior to October 1, 2007, the minimum EBITDA was $15 million. These requirements expired upon the expiration of the credit facility.

At September 30, 2007 and December 31, 2006, we had $0 and $8.2 million, respectively, of revolving borrowings outstanding under this credit facility. At September 30, 2007 and December 31, 2006, respectively, we had $1.7 million and $0.5 million of foreign exchange forward contracts outstanding with the Bank. Under arrangements with the Bank, these foreign exchange contracts were permitted to remain outstanding until their respective settlement dates. See Note 9 to the Condensed Consolidated Financial Statements.

Capitalized lease obligations

Our outstanding capitalized lease obligations relate to two lease agreements that we entered into during 2006 with respect to our Rock Hill facility, one of which covers the facility itself and the other of which covers certain furniture and fixtures that we acquired for use in the facility. The carrying values of the headquarters facility lease and the furniture and fixture lease at September 30, 2007 were $8.4 million and $0.5 million, respectively. See Note 10 to the Condensed Consolidated Financial Statements.

Industrial development bonds

Our Grand Junction, Colorado facility was financed by industrial development bonds in the original aggregate principal amount of $4.9 million. At September 30, 2007 and December 31, 2006, the outstanding principal amount of these bonds was $3.3 million and $3.5 million, respectively. Interest on the bonds accrues at a variable rate of interest and is payable monthly. The interest rate at September 30, 2007 and December 31, 2006 was 3.94% and 4.01%, respectively. Principal payments are due in semi-annual installments through August 2016. We reclassified this indebtedness to current indebtedness in 2006 in anticipation of the sale of the Grand Junction facility. We have made all scheduled payments of principal and interest on these bonds. The bonds are collateralized by, among other things, a first mortgage on the facility, a security interest in certain equipment and an irrevocable letter of credit issued by Wells Fargo Bank, N.A. pursuant to the terms of a reimbursement agreement between us and Wells Fargo. We are required to pay an annual letter of credit fee equal to 1% of the stated amount of the letter of credit.

This letter of credit is in turn collateralized by $1.2 million of restricted cash that Wells Fargo holds, which we reclassified as a short-term asset during 2006 in anticipation of the sale of the Grand Junction facility. Wells Fargo has a security interest in that restricted cash as partial security for the performance of our obligations under the reimbursement agreement. We have the right, which we have not exercised, to substitute a standby letter of credit issued by a bank acceptable to Wells Fargo as collateral in place of the funds held by Wells Fargo.

The reimbursement agreement, as amended, contains financial covenants that require, among other things, that we maintain a minimum tangible net worth (as defined in the reimbursement agreement) of $23 million plus 50% of net income from July 1, 2001 forward and a fixed-charge coverage ratio (as defined in the reimbursement agreement) of no less than 1.25 to 1.00. We are required to demonstrate our compliance with these financial covenants as of the end of each calendar quarter. On April 24, 2007, Wells Fargo agreed to waive our non-compliance with the fixed-charge coverage ratio for the period ended December 31, 2006 and for each subsequent quarterly period ending on or before June 30, 2007. On October 10, 2007, Wells Fargo waived our non-compliance with the fixed-charge coverage ratio for the period ended September 30, 2007.

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

At December 31, 2006, $15.4 million aggregate principal amount of these debentures were outstanding.

Financial instruments

We conduct business in various countries using both the functional currencies of those countries and other currencies to effect cross border transactions. As a result, we are subject to the risk that fluctuations in foreign exchange rates between the dates that those transactions are entered into and their respective settlement dates will result in a foreign exchange gain or loss. When practicable, we endeavor to match assets and liabilities in the same currency on our balance sheet and those of our subsidiaries in order to reduce these risks. We also, when we consider it to be appropriate, enter into foreign currency contracts to hedge exposures arising from those transactions. We have not adopted hedge accounting under SFAS No. 133, “Accounting for Derivatives and Hedging Activities,” as amended by SFAS No. 137 and SFAS No. 138, and all gains and losses (realized or unrealized) are recognized in cost of sales in our Condensed Consolidated Statements of Operations.

At September 30, 2007, we had $1.7 million of outstanding contracts related primarily to inventory purchases from a third party. The notional amount of these contracts at September 30, 2007 aggregated 2.0 million Swiss francs (equivalent to $1.7 million at the settlement date). The fair value of these contracts at September 30, 2007 was also $1.7 million.

At December 31, 2006, these contracts related primarily to purchases of inventory from third parties and intercompany purchase obligations of our subsidiaries. The notional amount of these contracts at settlement date was $3.0 million. The notional amount of the contracts related to purchases aggregated 0.6 million Swiss francs (equivalent to $0.5 million at the settlement date.) The respective notional amounts of the contracts related to intercompany purchase obligations at December 31, 2006 aggregated 1.5 million euros (equivalent to $1.9 million at the settlement date) and 0.3 million pound sterling (equivalent to $0.6 million at the settlement date). The fair value of these contracts at December 31, 2006 was $3.1 million.

The dollar equivalent of the foreign currency contracts and their related fair values as of September 30, 2007 and December 31, 2006 were as follows:

Table 16

	Foreign Currency		Foreign Currency
	Purchase Contracts		Sales Contracts
	September 30,	December 31,	September 30,	December 31,
	2007	2006	2007	2006
	(Dollars in thousands)

Notional amount	$1,686	$536	—	$2,487
Fair value	1,712	526	—	2,595

Net unrealized gain (loss)	$26	$(10)	—	$(108)

The net fair value of all foreign exchange contracts at September 30, 2007 and December 31, 2006 reflected unrealized gains (losses) of less than $0.1 million and $(0.1) million, respectively. The foreign currency contracts at September 30, 2007 expire at various times between October 10, 2007 and November 14, 2007.

Changes in the fair value of derivatives are recorded in cost of sales in the Consolidated Statements of Operations. Depending on their fair value at the end of the reporting period, derivatives are recorded either in prepaid expenses and other current assets or in accrued liabilities in the Consolidated Balance Sheets.

The total impact of foreign-currency derivatives on the Condensed Consolidated Statements of Operations was a gain (loss) of less than $0.1 million for the three and nine months ended September 30, 2007 and $(0.2) million and $0.1 million for the three and nine months ended September 30, 2006.

Series B convertible preferred stock

No preferred stock was issued or outstanding at September 30, 2007 or December 31, 2006. On June 8, 2006, all of our then outstanding Series B Convertible Preferred Stock was converted by its holders into 2,639,772 shares of Common Stock, including 23,256 shares of Common Stock covering accrued and unpaid dividends to June 8, 2006. For the three and nine months ended September 30, 2006, we recognized $0 and $1.4 million, respectively, of dividend cost.

Stockholders’ equity

Stockholders’ equity increased by $32.4 million to $102.0 million at September 30, 2007 from $69.7 million at December 31, 2006. This increase was primarily attributable to a $40.6 million increase in additional paid-in-capital consisting of:

•	$20.4 million of net proceeds, after deducting costs of issuance, from the private placement of Common Stock that we completed in June 2007;

•	$2.8 million of net proceeds from stock option exercises during the first nine months of 2007;

•	$1.9 million of stock compensation expense recorded in stockholders’ equity in accordance with SFAS No. 123(R) during the first nine months of 2007;

•	$15.1 million arising from the conversion of 6% convertible subordinated debentures during the first nine months of 2007; and

•	$0.4 million related to the issuance of restricted stock.

Foreign currency translation adjustments included in accumulated other comprehensive income contributed an additional $1.1 million increase to stockholders’ equity at September 30, 2007. This $32.4 million increase in stockholders equity also included our $8.1 million net loss reported for the first nine months of 2007 and a $1.2 million increase to our accumulated deficit in earnings in connection with our adoption of FIN 48.

Critical Accounting Policies and Significant Estimates

For a discussion of our critical accounting policies and estimates, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2006, as amended by Form 10-K/A that we filed on August 2, 2007.

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

These risks include and relate to:

•	our ability to identify and remedy all material weaknesses in our financial statements and the related costs associated with identifying and remedying such weaknesses;

•	the risk that our Common Stock will be delisted from the Nasdaq Stock Market if we fail to file our periodic filings required to be filed with the SEC on a timely basis;

•	our ability to successfully consolidate operations from several locations into our new worldwide headquarters in Rock Hill, South Carolina as well as to consolidate certain of our non-U.S. operations and to achieve the cost-savings expected from such relocations and consolidations;

•	changes in the value of foreign currencies against the U.S. dollar;

•	our ability to successfully transition to, implement and operate our new world-wide ERP system;

•	the transition of all of our inventory management and distribution functions to our third-party service provider and the risk that this third-party provider may not perform in a satisfactory manner;

•	the impact of material weaknesses in our internal control over financial reporting, which negatively impacts our ability to report our results of operations and financial condition accurately and in a timely manner;

•	the outcome of litigation or other proceedings to which we are a party;

•	changes in energy-related expenses;

•	our ability to successfully centralize and transition to a new shared service center for most administrative functions for all of our European subsidiaries;

•	the effect new pronouncements by accounting authorities may have on operational, financial and reporting aspects of our Company;

•	our success in entering new market places and acquiring and integrating new businesses;

•	the impact of the mix of products on our gross profit margin, which could cause fluctuations in our net income or loss;

•	our potential involvement in product liability claims and litigation;

•	competitive factors;

•	our ability to develop and commercialize successful new products;

•	our dependence upon a single or limited number of suppliers for components and sub-assemblies;

•	our dependence upon our suppliers generally;

•	our ability to complete a successful transition of our remaining supply chain and equipment refurbishment activities to our third-party equipment assemblers and others;

•	variations in our operating results from quarter to quarter;

•	fluctuations in our operating results,

•	dilution of ownership and negative impact in the market price of our Common Stock due to the exercise of our outstanding stock options;

•	economic, political, business and market conditions in the geographic areas in which we conduct business;

•	the low daily trading volume of our Common Stock and the volatility of our stock price;

•	our debt level;

•	our access to financing and other sources of capital and our ability to generate cash flow from operations;

•	laws that inhibit takeovers;

•	our ability to issue preferred stock;

•	the potential impairment of certain intangible assets, which could adversely impact our future earnings and stock price as well as our ability to obtain financing;

•	changes in domestic or foreign laws, rules or regulations, or governmental or agency actions;

•	factors affecting the customers, industries and markets that use our materials and services;

•	production capacity;

•	the availability and pricing of raw materials;

•	the costs from our business outside the U.S. may increase or our revenue from such operations may decrease, which could have a significant impact on our overall results of operations and financial condition;

•	our success with new distribution agreements with suppliers of materials and other products;

•	changes in interest rates, credit availability or credit stature;

•	our ability to hire, develop and retain talented employees worldwide;

•	our compliance with financial covenants in financing documents;

•	the magnitude and timing of our capital expenditures;

•	our ability to forecast our sales of systems and to manage our inventory efficiently;

•	changes in our relationships with customers and suppliers; and

•	acts and effects of war or terrorism.

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

For a discussion of market risks at December 31, 2006, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2006, as amended by Form 10-K/A that we filed on August 2, 2007. During the third quarter and first nine months of 2007, there were no material changes or developments that would materially alter the market risk assessment performed as of December 31, 2006, except as discussed in the Liquidity and Capital Resource section under Financial Instruments.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures

As of September 30, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act.”)) pursuant to Rules 13a-15 and 15d-15 under the Exchange Act. These controls and procedures are designed to provide assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in a manner that is intended to allow timely decisions regarding required disclosures.

As a result of this evaluation and recognizing the material weaknesses that we identified in our Annual Report on Form 10-K for the year ended December 31, 2006, as amended by the Form 10-K/A that we filed on August 2, 2007, we determined that our disclosure controls and procedures remained ineffective as of September 30, 2007. In making this determination, we took into account the remedial actions that we are taking, have taken and have disclosed with respect to these material weaknesses and our belief, which is discussed below, that, subject to the testing of the effectiveness of our remedial actions as of December 31, 2007, we have substantially completed the remediation of those material weaknesses. Notwithstanding our efforts, there is a risk that we ultimately may be unable to achieve the goal of fully remedying these material weaknesses and that the corrective actions that we have implemented and are implementing may not fully remedy the material weaknesses that we have identified and disclosed or prevent similar or other control deficiencies or material weaknesses from having an adverse impact on our business and results of operations or our ability to timely make required SEC filings in the future.

In any case, based on a number of factors, including our performance of manual procedures to provide assurance of the proper collection, evaluation and disclosure of the information included in our consolidated financial statements, management has concluded that the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP and that they are free of material errors.

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

As a result of the material weaknesses described in our Quarterly Report on Form 10-Q for the period ended September 30, 2006, filed with the SEC on February 2, 2007, and our Annual Report on Form 10-K for the year ended December 31, 2006, as amended by the Form 10-K/A that we filed on August 2, 2007, our management concluded that as of December 31, 2006 we did not maintain effective internal control over financial reporting based on the criteria established in Internal Control-Integrated Framework issued by COSO.

Since we originally identified those material weaknesses in connection with the preparation of our financial statements for the periods ended September 30, 2006 and December 31, 2006, we have been working to identify and remedy the causes of the problems that led to the existence of those material weaknesses, and we believe that:

•	we identified the primary causes of and appropriate remedial actions for these problems;

•	we have, except as otherwise noted below and subject to the completion of testing that we are conducting and plan to complete as of December 31, 2007, remedied substantially all of these material weaknesses; and

•	we are continuing to implement additional appropriate corrective measures to enable us to determine that those material weaknesses have been fully remedied.

With respect to testing, we have adopted, and pursued during the third quarter of 2007, a program that is designed to evaluate whether the remedial actions we have taken have been in effect for a sufficient period of time to determine their effectiveness as well as to test the effectiveness of those remedial actions. Notwithstanding our efforts, there is a risk that we ultimately may be unable to achieve the goal of fully remedying these material weaknesses and that the corrective actions that we have implemented and are continuing to implement may not fully remedy the material weaknesses that we have identified or prevent similar or other control deficiencies or material weaknesses from having an adverse impact on our business and results of operations or our ability to timely make required SEC filings in the future.

The remedial actions that we have taken to remedy these material weaknesses may be regarded as material changes in our internal control over financial reporting that have occurred since December 31, 2006. Due, among other things, to the difficulties that we experienced in preparing timely financial statements for the period ended September 30, 2006 and for subsequent periods ended prior to June 30, 2007, it is not practicable to determine the financial periods within those time periods during which each of these changes became effective. Those changes include the following:

1. For all periods ended on or after September 30, 2006, we adopted procedures to conduct additional detailed transaction reviews and control activities to confirm that our financial statements for each period present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

2. These reviews and control activities include performing physical inventories and detailed account reconciliations of all material line-item accounts reflected on our Consolidated Balance Sheets and Consolidated Statements of Operations in order to confirm the accuracy of, and to correct any material inaccuracies in, those accounts as part of the preparation of our financial statements.

3. For periods ended on or after September 30, 2006, with respect to our failure to maintain a timely and accurate period-end financial statement closing process and our failure to effectively monitor our accounting function and our oversight of financial controls, we introduced new leadership to our accounting and financial functions and in certain operating functions. This included appointing a new Chief Financial Officer effective April 25, 2007, appointing a new controller, appointing an assistant controller, hiring a new director of external reporting and a director of global taxes, appointing a new director of internal audit and effecting changes in operating personnel to strengthen our management of, among other things, inventory and supply chain activities.

4. For periods ended on or after September 30, 2006, with respect to our maintenance of a timely and accurate period-end financial statement closing process and effective procedures for reconciling and compiling our financial records in a timely fashion, we also:

•	Trained personnel with respect to the closing procedures required under our new ERP system, which became operational in May 2006;

•	Trained employees with respect to the reports generated by our new ERP system to assist them in compiling and reconciling financial data in connection with our period-end closing process;

•	Addressed the effect of the combination of the launch of our new ERP system, problems with supply chain and order processing and fulfillment activities, and conflicting demands on our employees’ time;

•	Corrected human errors in entering, completing and correcting product and vendor data in our ERP system; and

•	Resolved difficulties in consolidating European financial information in the U.S. consolidation process.

5. For periods ended on or after September 30, 2006, we reaffirmed and clarified our account reconciliation policies through additional procedural details and guidelines for completion, which expressly require (a) reconciliations of all material accounts no less frequently than monthly, (b) that any discrepancies noted be resolved in a timely fashion and (c) that all proposed reconciliations be reviewed in detail and on a timely basis by appropriate personnel to determine the accuracy and appropriateness of the proposed reconciliation.

6. For periods ended on or after September 30, 2006, with respect to account reconciliations, we:

•	Completed detailed comprehensive account reconciliations with respect to all material accounts on our Consolidated Balance Sheet and Consolidated Statement of Operations, as described above;

•	Developed additional management review procedures that include timely review and subsequent resolution of reconciling issues;

•	Implemented an action plan to require all account information to reside on our new ERP system;

•	Implemented a cross-functional task force to streamline and validate information being processed through our ERP system, including data verification and management review; and

•	Developed and reviewed a management report to determine that all sales orders that have attained order status have been processed and are controlled through our new ERP system.

7. We reviewed whether certain of our administrative and compliance activities that require substantial expertise should be handled internally or outsourced and implemented recommendations arising from that review.

8. For periods ended on or after September 30, 2006, with respect to our new ERP system, we:

•	Created specific reports in our ERP system tailored to our business and the controls necessary to promote accurate data entry and processing and timely compilation and reporting of our financial records;

•	Troubleshot that system to identify any missing, incomplete, corrupt or otherwise insufficient data necessary to properly record, process and fill orders;

•	Corrected data entry errors and corrected or updated pricing and unit data in that system’s files;

•	Expanded the number of “super users” and conducted additional training for employees who operate and interface with that system with respect to the operation of the system, including training in the placement and processing of orders, inventory accounting practices and the functions and features of that system;

•	Retained a third-party consulting firm to review and assess the conversion of those European operations that have transitioned to our new ERP system to determine the success of that conversion and the adequacy of the controls in place at such operations;

•	Reconciled all service contracts in place as of April 30, 2006, the date of data conversion, to service contracts in our new ERP system;

•	Separately maintained records outside of our ERP system for service contract activity subsequent to the date that system was implemented, for confirmatory purposes, until we were able to determine that all historical data had been entered correctly;

•	Worked to complete the implementation of our new ERP system to eliminate the transaction processing issues that contributed to our delays in compiling and reconciling financial statements; and

•	Engaged outside consultants to assist us in reviewing and strengthening our business processes.

9. For periods ended on or after September 30, 2006, with respect to inventory, we:

•	Completed comprehensive physical inventories and reconciled inventory quantities and the book values of the inventory items to the inventory sub-ledger in our new ERP system;

•	Reconciled inventory transferred from foreign entities into U.S. inventory;

•	Reviewed parts returned for repair or refurbishment to confirm that all such parts had been identified and properly classified as such, including physical review of more significant parts by field engineers to confirm the actual status of the parts in question;

•	Revised our internal accounting procedures for returned equipment and the overall process for monitoring and recording fixed asset additions and retirements;

•	Provided training and oversight controls to our third-party logistics provider, including providing for full audits for shipping, receiving and return processes; and

•	Implemented faster network communications connection speeds with our third-party logistics provider to promote faster response and processing times.

At September 30, 2007, we were conducting additional remedial procedures with respect to inventory.

10. With respect to disruptions that arose primarily in the third quarter of 2006 relating to the third-party logistics company to which we outsourced our spare parts and warehousing activities, we:

•	Provided additional training and oversight controls and initiated file audits for shipping, receiving and return processes;

•	Implemented faster network communications connection speeds to promote faster response and processing times; and

•	Manually reviewed all transactions shipped or received by the third-party logistics company and reconciled them to activity processed in our new ERP system.

11. For periods ended on or after September 30, 2006, with respect to invoicing and processing accounts receivable and the application of customer payments, we:

•	Reviewed invoices relating to orders not entered into our ERP system to determine that such orders had been properly recorded and accounted for in our ERP system;

•	Reviewed for accuracy sales and billing records for parts and equipment to and from certain third parties to whom design and manufacturing responsibilities have been outsourced;

•	Reviewed wire transfer records and prior invoices to confirm that accounts payable paid by wire transfer were properly applied and that duplicate payments did not occur;

•	Developed and reviewed a management report to determine that all sales orders that have attained order status have been processed and are controlled through our new ERP system; and

•	Implemented new payment processes and internal reviews to avoid duplicate, delayed and improper payments.

12. For periods ended on or after September 30, 2006, with respect to invoicing customers, processing accounts receivable and applying customer payments, we:

•	Corrected errors in the invoicing and recording of customer billings, in the application of customer payments and in the reconciliation of customer accounts, which included the issuance and recordation of credit memoranda for the benefit of customers, as discussed above, for product returns, pricing adjustments, changes to service contracts, freight-related matters and other similar matters, and also included the identification of cash that we had received but which had not been applied to customer accounts or the related accounts receivable and the application of that cash to appropriate accounts;

•	Integrated all customer contracts into our new ERP system; and

•	Resolved errors in the charging of sales taxes to tax-exempt customers.

13. For periods ended on or after September 30, 2006, with respect to credit memoranda remediation that was required as a result of errors that resulted in a restatement of our Consolidated Financial Statements for periods prior to the period ended September 30, 2006, we:

•	Implemented invoice processing changes and management review prior to our submission of invoices to customers;

•	Reorganized our credit and collection and customer service activities in order to consolidate and streamline our billing process and to provide additional management review;

•	Increased credit and collection efforts to include more timely contact with customers; and

•	Implemented reviews of sales order entries to provide assurance as to the correctness of items being sold, appropriate discounts, applicability of sales tax exemptions and payment terms.

14. For periods ended on or after December 31, 2006, with respect to our failure to maintain a timely process for determining certain non-U.S. income tax provisions, we:

•	Engaged a third-party accounting firm that assisted us in completing our income tax provision and related disclosures in our Consolidated Financial Statements for the year ended December 31, 2006 and in our Condensed Consolidated Financial Statements for each of the first three quarters of 2007;

•	Hired a director of global taxes in the second quarter of 2007;

•	Formalized in written procedures our policies related to the calculation of our non-U.S. income tax provisions;

•	Hired or retained in each applicable jurisdiction persons with the knowledge that is necessary to calculate correctly or advise on the correct calculation of the relevant tax provisions;

•	Conducted a survey to determine the non-U.S. income tax provision requirements for each country in which we have operations; and

•	Trained local employees on their respective country’s income tax provision requirements.

15. For periods ended on or after December 31, 2006, with respect to our failure to adequately control access to the databases in our new ERP system, we:

•	Conducted a review of the our new ERP system’s database access controls; and

•	Directed our information technology organization to determine the feasibility of implementing targeted access to the various data applications in our new ERP system.

At September 30, 2007, we were conducting additional remedial procedures with respect to this matter.

16. For periods ended on or after December 31, 2006, with respect to our failure to maintain adequate internal controls over the use of spreadsheets used to prepare our financial statements, we:

•	Trained all necessary employees in the importance of following our established policy with respect to spreadsheets;

•	Prepared an inventory of the spreadsheets that we are currently using and identified the key spreadsheets that, in our judgment, should be controlled from an internal control standpoint; and

•	Trained employees with access to those spreadsheets to update the list of spreadsheets that are subject to internal control monthly and to follow our policies with respect to the creation, maintenance and use of spreadsheets.

At September 30, 2007, we were conducting additional remedial procedures with respect to this matter.

In addition, during the third quarter of 2007, we undertook a further review of our system of internal controls over financial reporting and their design that is intended to assess the principal risks related to our business, determine the adequacy of the controls that we have implemented to address those risks and determine a system of testing to monitor the effectiveness of those controls. As part of that review, we developed a series of global process narratives that are designed to set forth our key internal controls over financial reporting and processes for monitoring and enforcing those controls. We also conducted a global review of our business to assess in a risk-based manner the various elements of our business around the world.

Other than the effect of the remedial and other actions discussed above, there were no material changes in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.	Exhibits

The following exhibits are included as part of this filing and incorporated herein by this reference:

3.1	Certificate of Incorporation of Registrant. (Incorporated by reference to Exhibit 3.1 to Form 8-B filed on August 16, 1993, and the amendment thereto, filed on Form 8-B/A on February 4, 1994.)
3.2	Amendment to Certificate of Incorporation filed on May 23, 1995. (Incorporated by reference to Exhibit 3.2 to Registrant’s Registration Statement on Form S-2/A, filed on May 25, 1995.)
3.3	Certificate of Designation of Rights, Preferences and Privileges of Preferred Stock. (Incorporated by reference to Exhibit 2 to Registrant’s Registration Statement on Form 8-A filed on January 8, 1996.)
3.4	Certificate of Designation of the Series B Convertible Preferred Stock, filed with the Secretary of State of Delaware on May 2, 2003. (Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K, filed on May 7, 2003.)
3.5	Certificate of Elimination of Series A Preferred Stock filed with the Secretary of State of Delaware on March 4, 2004. (Incorporated reference to Exhibit 3.6 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, filed on March 15, 2004.)
3.6	Certificate of Amendment of Certificate of Incorporation filed with Secretary of State of Delaware on May 19, 2004. (Incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, filed on August 5, 2004.)
3.7	Certificate of Amendment of Certificate of Incorporation filed with Secretary of State of Delaware on May 17, 2005. (Incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, filed on August 1, 2005.)
3.8	Certificate of Elimination of Series B Preferred Stock filed with the Secretary of State of Delaware on June 9, 2006. (Incorporated reference to Exhibit 3.1 of Registrant’s Current Report on Form 8-K, filed on June 9, 2006.)
3.9	Amended and Restated By-Laws. (Incorporated by reference to Exhibit 3.2 of Registrant’s Current Report on Form 8-K filed on December 1, 2006.)
10.1	Letter agreement dated October 9, 2007 between Registrant and William J. Tennison.
31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 1, 2007.
31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 1, 2007.
32.1	Certification of Principal Executive Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 1, 2007.
32.2	Certification of Principal Financial Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 1, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

3D Systems Corporation

By	/s/ Damon J. Gregoire
Damon J. Gregoire
Vice President and Chief Financial Officer
(Principal Financial Officer)
(Duly Authorized Officer)

Date: November 1, 2007