Form 10-K
period 2007-12-31
3D SYSTEMS CORP
filed 2008-03-17
CIK 910638

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-22250

3D SYSTEMS CORPORATION
(Exact name of Registrant as specified in our charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-4431352 (I.R.S. Employer Identification No.)

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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule, 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes ☐     No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 29, 2007 was $411,953,000. For purposes of this computation, it has been assumed that the shares beneficially held by directors and officers of registrant were “held by affiliates”. This assumption is not to be deemed an admission by these persons that they are affiliates of the registrant.

The number of outstanding shares of the registrant’s common stock as of February 15, 2008 was 22,334,137.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement for our 2008 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

3D SYSTEMS CORPORATION
Annual Report on Form 10-K for the
Year Ended December 31, 2007

Table of Contents

PART I

Item 1.	Business

General

3D Systems Corporation (“3D Systems” or the “Company”) is a holding company that operates through subsidiaries in the United States, Europe and the Asia-Pacific region. We design, develop, manufacture, market and service a suite of additive manufacturing solutions including 3-D modeling, rapid prototyping and manufacturing systems and related products and materials that enable complex three-dimensional objects to be produced directly from computer data.

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

Our systems use additive part-production processes for applications that require rapid design iterations, prototyping and manufacturing. We believe that our systems enable our customers to develop better quality, higher functionality new products faster and more economically than other, more traditional methods.

Our product development efforts are focused on expanding our portfolio of 3-D modeling and rapid manufacturing solutions, which we believe represent significant growth opportunities for our business. We also believe that our core rapid prototyping business continues to provide us with significant growth opportunities. In recent years, we have worked to develop new systems and materials and have enhanced our overall technology to rejuvenate and reshape our core business while developing new products that address our growing 3-D modeling and rapid manufacturing growth initiatives. With respect to the uses of our systems:

•	In rapid manufacturing applications, our systems are used to manufacture end-use parts that have the appearance and characteristics of high-quality injection-molded parts. Customers who adopt our rapid manufacturing solutions avoid the significant costs of complex set-ups and changeovers and eliminate the costs and lead-times associated with conventional tooling methods or hand labor. Rapid manufacturing enables our customers to produce optimized designs since they can design for function, unconstrained by normal design-for-manufacture considerations.

•	In 3-D modeling applications, our systems are used to produce three-dimensional shapes, primarily for visualizing and communicating concepts, various design applications and other applications, including supply-chain management, functional modeling, architecture, art, surgical modeling, medical end use applications such as hearing aids and dental uses, and entertainment.

•	In rapid prototyping applications, our systems are used to generate quickly and efficiently product-concept models, functional prototypes to test form, fit and function, master patterns and expendable patterns for investment casting that are often used as a cost-effective means of evaluating product designs and short run production.

Our products offer our customers an integrated systems’ solution consisting of equipment and embedded software, integrated consumable materials and customer service. Our extensive solutions’ portfolio is based on four distinct and proprietary technology platforms, discussed in greater detail below, that enable us to offer our customers a way to transform the manner in which they design, develop and manufacture their products.

Products and Services

Our principal technology platforms include our stereolithography or SLA® equipment, our selective laser sintering or SLS® equipment, and our 3-D modeling equipment, which include our multi-jet and layer-deposition equipment and our recently introduced film transfer imaging (“FTI”) equipment. These systems use patented and proprietary stereolithography, selective laser sintering and various 3-D modeling and film transfer imaging methods and processes that take digital data input from CAD software or three-dimensional scanning and sculpting devices to fabricate physical objects from our proprietary family of engineered plastic, metal and composite materials.

We blend, market and distribute a wide range of proprietary consumable, engineered plastics, composites and materials that we market to produce physical parts from digital art using our systems. We augment and complement our own portfolio of engineered materials with materials that we purchase from third parties under private-label and distribution arrangements.

We provide to our customers a comprehensive suite of proprietary software tools that are embedded within our systems and pre-sale as well as post-sale field services, ranging from applications development to installation, warranty and maintenance services.

Systems Solutions

SLA® systems and related equipment

Stereolithography, or SLA®, systems convert our engineered materials and composites into solid cross-sections, layer by layer, until the desired fully fused objects are completely produced. Our SLA® systems are capable of making multiple similar or distinct objects at the same time and are designed to produce highly accurate objects in a wide range of sizes and shapes and material performance characteristics.

Stereolithography parts are known for their durability, fine feature detail, resolution and surface quality. Product designers, engineers and marketers in many large manufacturing companies throughout the world use our SLA® systems for a wide variety of applications, ranging from short production runs of end-use products, to producing prototype parts for automotive, aerospace and various consumer and electronic applications.

Our SLA® systems are capable of rapidly producing tools, fixtures, jigs and end-use parts, including parts for dental, hearing aid, jewelry and motor-sport applications. They are also designed for uses such as building functional models that enable users to share ideas and evaluate concepts, performing form, fit and function testing on working-assemblies and building master patterns for metal casting.

Our family of SLA® systems offers a wide range of capabilities, including size, speed, accuracy, throughput and surface finish in different formats and price points. These systems include our Vipertm Pro and the Viper Sitm SLA® systems. The Vipertm Pro SLA® system is an advanced, flexible, high-capacity stereolithography system that is designed to enable customers to mass customize and produce high-quality, end-use parts, patterns, wind tunnel models, fixtures and tools consistently and economically using our proprietary and other stereolithography materials. The Viper Sitm SLA® system operates in a similar fashion as the Vipertm Pro system but has a smaller build area and a lower build throughput rate and is capable of building smaller fine-featured parts.

SLS® systems and related equipment

Our selective laser sintering, or SLS®, additive manufacturing systems convert our proprietary engineered materials and composites by melting and fusing, or sintering, these materials into solid cross-sections, layer-by-layer, to produce finished parts. SLS® systems can create parts from a variety of proprietary engineered plastic and metal powders and are capable of processing multiple parts in a single build session.

The combination of materials’ flexibility, part functionality and high throughput of our SLS® technology makes it well suited for rapid manufacturing of durable parts, and most of our current development work is directed at advancing the range and capabilities of our equipment and materials to address specific rapid manufacturing vertical opportunities such as aerospace, automotive, packaging machinery and motor sports applications.

Customer uses of our SLS® systems include functional test models and end-use parts, which enable our customers to create customized parts economically without tooling. We provide a metal package that enables certain of our SLS® systems to produce metal parts from several proprietary engineered metal composites that we sell. Early in 2008 we added two direct metal sintering systems to our portfolio through a private label arrangement that we entered into with a third-party supplier. These new systems are capable of producing fully-densed direct metal parts from a variety of metal powders, including stainless steel, cobalt, titanium and tool steel.

Our family of SLS® systems includes the Sinterstation® Pro SLS® system, an automated selective laser sintering manufacturing system that is designed to enable our customers to mass customize and produce high-quality end-use parts, patterns, fixtures and tools consistently and economically from our proprietary engineered plastics, on-site and on-demand. We also produce and sell our Sinterstation® HiQtm SLS® and the Sinterstation® HiQtm high-speed or HS SLS® manufacturing-capable systems.

3-D modeling systems

Our expanding line of 3-D modelers is ideal for use in engineering design environments, marketing communication groups, jewelry and dental laboratory direct casting applications and within engineering schools and other educational institutions. Our range of 3-D modelers includes our multi-jet and layer-deposition equipment as well as our new Film Transfer Imaging (“FTI”)-based equipment that we developed over the last several years and announced in 2007.

All of our 3-D modelers accept digital input from either a three-dimensional CAD station or a scanned 3-D image, converting this input data one slice thickness at a time, to create a solid part one layer at a time. These modelers offer superior finished surfaces, plug-and-play installation, point-and-print functionality and best-in-class part resolution in a variety of price points and materials.

Our portfolio of multi-jet modelers consists of several models, including our ProJettm systems that we introduced early in 2008 and our family of InVision® systems. All of our modelers are designed to produce high-definition, functional and durable models for form, fit and function analysis, including certain models that are capable of ultra-fine resolution for precision dental and jewelry applications.

Early in 2007, we announced that we had developed a new desktop modeling FTI technology and that we planned to introduce several models based on this new technology starting with a general purpose desktop system that we branded as the V-Flashtm desktop 3-D modeler. Throughout 2007, we continued to refine this development while at the same time promoted, tested and demonstrated the V-Flashtm system in various venues, including global and regional trade shows. Consistent with our plan and ongoing marketplace communications, we deferred the commercial launch of our V-Flashtm Desktop Modeler pending satisfactory completion of its development. In October 2007, we unveiled and demonstrated the V-Flashtm HA 230 Manufacturing System, the first economical, high-speed desktop manufacturing system for custom hearing aid shells and molds. We expect to begin shipments of these FTI products toward the latter part of the first quarter of 2008.

As discussed above, we believe that, in addition to our focus on and pursuit of rapid manufacturing opportunities, 3-D modeling provides us with a significant opportunity for growth.

Software

As part of our comprehensive and integrated systems solutions, we offer embedded proprietary part-preparation software. This software is designed to enhance the interface between our customers’ digital data and our systems. Digital data, such as a three-dimensional CAD-produced digital image, is converted within our proprietary software so that, depending on the specific software, the image can be viewed, rotated and scaled, and model structures can be added. The software then generates the information that is used by the SLA® or SLS® system or by the 3-D modeler to create solid objects. From time to time, we also work with third parties to develop complementary software for our systems.

Materials

As part of our integrated systems approach to business, we blend, market, sell and distribute consumable, engineered plastic and metal materials and composites under several proprietary brand names for use in all of our systems. We market our stereolithography materials under the Accura® brand, our selective laser sintering materials under the DuraForm®, CastFormtm and LaserFormtm brands, and materials for our 3-D modelers under the VisiJet® brand.

Many of our systems have built-in electronic intelligence that communicates vital processing and quality statistics in real time with the systems. For these systems, we furnish materials that are designed for use in those systems and that are packaged in smart cartridges designed to enhance system functionality, up-time, materials shelf life and overall system reliability, with the objective of providing our customers with a built-in quality management system.

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

Stereolithography engineered materials and composites

Our family of proprietary stereolithography materials and composites offers a variety of plastic-like performance characteristics and attributes designed to mimic specific engineered thermoplastic materials. When used in our SLA® systems, our proprietary liquid materials turn into a solid surface one layer at a time, and through an additive building process all of the layers bond and fuse together to make a solid part.

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

In 2007, we introduced several new stereolithography materials including Accura® 55 Plastic, a material that simulates the look and feel of molded ABS, Accura® Xtreme Plastic, an extremely tough and versatile material, Accura® 48HTR Plastic, a material that endures challenging operating thermal environments, and Accura® Greystone Material, an advanced nanocomposite material. These materials are used primarily for the production of plastic-like functional parts, jigs, fixtures and functional parts for a variety of automotive, consumer, electronics durable goods and aerospace applications.

Laser sintering materials and composites

Our family of proprietary selective laser sintering materials and composites includes a range of rigid plastic, elastomeric and metal materials as well as various composites of these ingredients. Because of the built-in versatility of our selective laser sintering systems, the same systems can be used to process multiple materials.

Our expanding family of DuraForm® materials includes CastFormtm and LaserFormtm proprietary SLS® materials. In 2007, we introduced DuraForm® EX Black Plastic and DuraForm® HST Plastic, a strong, temperature-resistant material. These two new materials are designed for rapid manufacturing applications.

Our SLS® materials are used to create functional end-use parts, prototypes and durable patterns as well as assembly jigs and fixtures. They are also used to produce flexible, rubber-like parts such as shoe soles, gaskets and seals, patterns for investment-casting, functional tooling such as injection molding tool inserts and end-use parts used in customized rapid manufacturing applications. Examples of rapid manufacturing parts produced by our customers using our SLS® systems include air ducts for aircraft and engine cowling parts for unmanned aerial vehicles. Product designers and developers from major automotive, aerospace and consumer products companies use DuraForm® parts extensively as functional test models, even in harsh test environment conditions. Aerospace and medical companies also use our SLS® systems to produce end-use parts directly, which enables them to create customized parts economically without tooling. Parts made from DuraForm® and LaserFormtm materials are cost-effective and can compete favorably with traditional manufacturing methods, especially where part complexity is high. Competing alternatives to our technology generally involve, among other things, costs for tooling and minimum run quantities of the parts produced.

3-D modeling materials

Our family of VisiJet® 3-D Modeling materials includes part-building materials and compatible disposable support materials that are used in the modeling process and facilitate an easy melted away support removal process. These materials are sold to our customers packaged in proprietary smart cartridges that are used to produce parts in our 3-D Modelers. Our family of proprietary VisiJet® materials is ideal for study models and form, fit and function engineering studies. We also have specialty VisiJet® materials for direct casting applications specifically for jewelry custom manufacturing and various dental applications, including wax-ups for crown and bridge work.

Customer Services

We provide a suite of comprehensive customer services and local application and field support on a worldwide basis for all of our stereolithography and selective laser sintering systems. For our 3-D modeling systems, we provide these services and field support either directly or through a network of authorized resellers or other sources. We are continuing to build a reseller channel for our line of 3-D Modelers and to train our resellers to perform installations and service for those modelers. We have also entered into arrangements with selected outside service providers to augment our service capabilities with respect to each of our lines of equipment.

The services and field support that we provide include installation of new systems at the customer’s site, system warranties, an extensive menu of annual maintenance agreement options and a wide variety of hardware upgrades, software updates and upgrades and performance enhancement packages to offer additional, flexible service contract options to our customers. We also provide services to assist our customers and resellers in developing new applications for our technologies, to facilitate the use of our technology for the customer’s applications, to train customers on the use of newly acquired systems and to maintain our systems at the customer’s site.

New SLS®, SLA® and 3-D Modeler systems are sold with on-site maintenance support that generally covers a warranty period ranging from 90 days to one year. We offer a full menu of service contracts that enables our customers to continue maintenance coverage beyond the initial warranty period. These service contracts are offered with various levels of support and are priced accordingly. We employ customer-support sales engineers in North America, several countries in Europe and in parts of Asia to support our worldwide customer base. As a key element of warranty and service contract maintenance, our sales engineers provide regularly scheduled preventive maintenance visits to customer sites. We also provide training to our distributors and resellers to enable them to perform these services.

We distribute spare parts on a worldwide basis to our customers, primarily from locations in the U.S. and Europe that a third-party service provider maintains for us.

We also offer upgrade kits for certain of our systems that we sell to existing customers to enable them to take advantage of new or enhanced system capabilities. However, beginning in 2006, we deliberately discontinued upgrade support for certain of our older legacy systems.

In connection with the relocation of our corporate headquarters and principal research and development facilities to Rock Hill, South Carolina in 2006, we worked with York Technical College in Rock Hill to develop a new training center called 3D Systems University, located adjacent to our Rock Hill facility. The facility operates as part of York Technical College to train our employees, customers, students and others in the use of our systems and technologies. This facility opened in 2007. Through this relationship, we expect to outsource a large portion of our training in the use and operation of our systems that we currently perform.

Global Operations

We operate in North America and in seven countries in Europe and the Asia-Pacific region, and we distribute our products in those countries as well as in other parts of the world. Sales of our products and services outside of the U.S. are a material part of our business, and they accounted for more than 50% of our consolidated revenue in each year in the three-year period ended December 31, 2007. Revenue in countries outside of the U.S. accounted for 58.1%, 56.5%, and 53.0% of consolidated revenue in the years ended December 31, 2007, 2006 and 2005, respectively.

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

Financial information about geographic areas, including net sales and long-lived assets, for the years in the period ended December 31, 2007 appears in Note 21 to the Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K, which information is incorporated herein by reference.

Marketing and Customers

We sell SLA® and SLS® systems and our related materials and services through our direct sales organization, which is supported by our dedicated sales, service and application engineers worldwide. In certain areas of the world where we do not operate directly, we have appointed sales agents, resellers and distributors who are authorized to sell on our behalf our SLA® and SLS® systems and the materials used in them. Certain of those agents, resellers and distributors also provide service to customers in those geographic areas.

Our 3-D Modelers and our related materials and services are sold worldwide directly and through a network of authorized distributors and resellers who are managed and directed by a dedicated team of channel sales managers.

Our sales and marketing strategy focuses on an integrated systems approach that is directed to providing equipment, materials and services to meet a wide range of customer needs, including traditional prototyping, 3-D modeling and rapid manufacturing. Our sales organization is responsible for the sale of our products on a worldwide basis and for the management and coordination of our growing network of authorized 3-D modeling resellers and certain of our other systems. Our direct sales force consists of sales persons who work throughout North America, Europe and parts of the Asia-Pacific region. Our application engineers provide professional services through pre-sales support and help existing customers so that they can take advantage of our latest materials and techniques to improve part quality and machine productivity. This group also leverages our customer contacts to help identify new application opportunities that utilize our proprietary processes. As of December 31, 2007, our worldwide sales, application and service staff consisted of 171 employees.

Our customers include major companies in a broad range of industries, including manufacturers of automotive, aerospace, computer, electronic, defense, education, consumer and medical products. Purchasers of our systems include original equipment manufacturers or OEMs, government agencies and universities that generally use our systems for research activities, and independent service bureaus that provide rapid prototyping and manufacturing services to their customers for a fee. No single customer accounted for more than 5% of our consolidated revenue in the year ended December 31, 2007.

Production and Supplies

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

We produce certain materials at our facilities in Marly, Switzerland and Rock Hill, South Carolina. We also have arrangements with third parties who blend to our specifications certain of the materials that we sell under our own brand names, and as discussed above we purchase other materials from third parties for resale to our customers.

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

Research and Development

We maintain an ongoing program of research and development to develop new systems and materials to enhance our product lines as well as to improve and expand the capabilities of our systems and related software and materials. This includes all significant technology platform developments for SLA®, SLS®, 3-D modeling and FTI systems and materials. Our development efforts are augmented by development arrangements with research institutions, customers, suppliers of material and hardware and the assembly and design firms that we have engaged to assemble our systems. We also engage third-party engineering companies and specialty materials companies in specific development projects from time to time.

Research and development expenses were $14.4 million, $14.1 million and $12.2 million in 2007, 2006 and 2005, respectively. We expect that our annual research and development expenses will be in the range of $13 million to $14 million in 2008.

Intellectual Property

At December 31, 2007, we held 405 patents worldwide. At that date, we also had 169 pending patent applications worldwide.

The principal issued patents covering our stereolithography processes will expire at varying times through 2022. The principal issued patents covering our selective laser sintering processes will expire at varying times through 2024. The principal issued patents covering our multi-jet 3-D modeling processes expire at varying times through 2024. We have also filed a number of patent applications covering inventions contained in our recently introduced systems for each of our technology platforms.

We are also a party to various licenses that have had the effect of broadening the range of the patents, patent applications and other intellectual property available to us.

We believe that, while our patents and licenses provide us with a competitive advantage, our success depends primarily on our marketing, business development and applications know-how and on our on-going research and development efforts. Accordingly, we believe the expiration of any of the patents, patent applications or licenses discussed above would not be material to our business or financial position.

Competition

Competition for most of our 3-D modeling, prototyping and rapid manufacturing systems is based primarily on process know-how, product application know-how and the ability to provide a full range of products and services to meet customer needs. Competition is also based upon innovations in 3-D modeling, rapid prototyping and rapid manufacturing systems and materials. Accordingly, our ongoing research and development programs are intended to enable us to maintain technological leadership. Certain of the companies producing competing products or providing competing services are well established and may have greater financial resources than we have.

Our principal competitors are companies that manufacture machines that make, or that use machines to make, models, prototypes, molds and small-volume to medium-volume manufacturing parts. These include suppliers of computer numerically controlled machines and machining centers, commonly known as CNC, suppliers of plastics’ molding equipment, including injection-molding equipment; suppliers of traditional machining, milling and grinding equipment, and businesses that use such equipment to produce models, prototypes, molds and small-volume to medium-volume manufacturing parts. These conventional machining, plastic molding and metal casting techniques continue to be the most common methods by which plastic and metal parts, models, functional prototypes and metal tool inserts are manufactured.

Our competitors also include other suppliers of stereolithography, laser sintering and 3-D modeling systems and materials as well as suppliers of alternative additive manufacturing solutions such as suppliers of Fused Deposition Modeling or FDM technology and suppliers of vacuum casting equipment. Numerous suppliers of these products operate both internationally and regionally, and many of them have well-recognized product lines that compete with us in a wide range of our product applications.

We have also entered into licensing or cross-licensing arrangements with various companies in the United States and in other countries that enable those companies to utilize our technology in their products or that enable us to use their technologies in our products. Under certain of these licenses, we are entitled to receive, or we are obligated to pay, royalties for the sale of licensed products in the U.S. or in other countries. The amount of such royalties was not material to our results of operations or consolidated financial position for the three-year period ended December 31, 2007.

A number of companies currently sell materials that either complement or compete with those we sell, and there are a wide number of suppliers of services for the equipment that we sell.

We expect future competition to arise both from the development of new technologies or techniques not encompassed by the patents that we own or license, from the conventional machining, plastic molding and metal casting techniques discussed above, and through improvements to existing technologies, such as CNC and rotational molding.

Employees

At December 31, 2007, we had 332 full-time employees. None of these employees is covered by collective bargaining agreements although some of our employees outside of the U.S. are subject to local statutory employment arrangements. We believe that our relations with our employees are satisfactory.

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

Several of our corporate governance materials, including our Code of Conduct, Code of Ethics for Senior Financial Executives and Directors, Corporate Governance Guidelines, the current charters of each of the standing committees of the Board of Directors and our corporate charter documents and By-Laws, are also available on our website.

Item 1A.	Risk Factors

Forward-Looking Statements

Certain statements made in this Annual Report on Form 10-K that are not statements of historical or current facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include the cautionary statements and risk factors set forth below as well as other statements made in this Annual Report on Form 10-K that may involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from historical results or from any future results expressed or implied by such forward-looking statements.

In addition to the statements set forth below that explicitly describe risks and uncertainties to us, our business and our financial condition and results of operations, readers are urged to consider statements in future or conditional tenses or that include terms such as “believes,” “belief,” “expects,” “intends,” “anticipates” or “plans” that appear in this Annual Report on Form 10-K to be uncertain and forward-looking. Forward-looking statements may include comments as to our beliefs and expectations as to future events and trends affecting our business. Forward-looking statements are based upon management’s current expectations concerning future events and trends and are necessarily subject to uncertainties, many of which are outside of our control. The factors stated under the heading “Cautionary Statements and Risk Factors” set forth below, as well as other factors, could cause actual results to differ materially from those reflected or predicted in forward-looking statements.

Any forward-looking statements are based on management’s beliefs and assumptions, using information currently available to us. We assume no obligation, and do not intend, to update these forward-looking statements.

If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from those reflected in or suggested by forward-looking statements. Any forward-looking statement that you read in this Annual Report on Form 10-K reflects our current views with respect to future events and is subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity. All subsequent written and oral forward-looking statements attributable to us or to individuals acting on our behalf are expressly qualified in their entirety by this discussion. You should specifically consider the factors identified in this Annual Report on Form 10-K, which would cause actual results to differ from those referred to in forward-looking statements.

Cautionary Statements and Risk Factors

The risks and uncertainties described below are not the only risks and uncertainties that we face. Additional risks and uncertainties not currently known to us or that we currently deem not to be material also may impair our business operations. If any of the following risks actually occur, our business, results of operations and financial condition could suffer. In that event, the trading price of our common stock could decline, and you could lose all or part of your investment in our common stock. The risks discussed below also include forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements.

If we were unable to generate net cash flow from operations or if we were unable to raise additional capital, our financial condition would be adversely affected.

During 2007 and 2006, we depended heavily on external financings to provide us with cash to support our operations. During these years, we also incurred $6.7 million and $30.7 million, respectively, of net losses available to common stockholders. Even if the favorable trend in our operations that we experienced in late 2007 were to continue, we cannot assure you that we would generate funds from operations or that capital would be available from external sources such as bank credit facilities, debt or equity financings or other potential sources to fund future operating costs, debt-service obligations and capital requirements.

The lack of additional capital resulting from any inability to generate cash flow from operations or to raise equity or debt financing could force us to substantially curtail or cease operations and would, therefore, have a material adverse effect on our business and financial condition. Furthermore, we cannot assure you that any necessary funds, if available, would be available on attractive terms or that they would not have a significantly dilutive effect on our existing stockholders. If our financial condition worsens and we become unable to attract additional equity or debt financing or other strategic transactions, we could become insolvent or be forced to declare bankruptcy.

Our balance sheet contains several categories of intangible assets totaling $52.9 million that we could be required to write off or write down in the event of the impairment of certain of those assets arising from any deterioration in our future performance or other circumstances, which could adversely impact our future earnings and stock price, our ability to obtain financing and adversely affect our customer relationships.

At December 31, 2007, we had $47.7 million in goodwill capitalized on our balance sheet. Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”) requires that goodwill and some long-lived intangibles be tested for impairment at least annually, with impairment being measured as the excess of the carrying value of the goodwill or intangible asset over the fair value of the underlying asset. In addition, goodwill and intangible assets are tested more often for impairment as circumstances warrant, and such testing could result in write-downs of some of our goodwill and long-lived intangibles. Accordingly, we may, from time to time, incur impairment charges, which are recorded as operating expenses when they are incurred and would reduce our net income and adversely affect our operating results in the period in which they are incurred.

As of December 31, 2007, we had $5.2 million of other net intangible assets, consisting of licenses, patents, acquired technology and other intangibles that we amortize over time. Any material impairment to any of these items could reduce our net income and could affect the trading price of our common stock in the period in which they are incurred.

For additional information, see Notes 6 and 7 to the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Significant Estimates — Goodwill and intangible and other long-lived assets.”

A risk exists that we may have to restate our financial statements

While we believe that the information set forth in this Annual Report on Form 10-K complies with Section 13(a) of the Securities and Exchange Act of 1934 (the “Securities and Exchange Act”) and that the financial information contained therein fairly presents, in all material aspects, our financial condition and results of operations for the years and periods presented, the SEC or other authorities may disagree with the manner in which we reported various matters or we may discover additional information that impacts the information contained therein. Accordingly, we may be required to restate our financial statements, to amend our prior filings with the SEC or to take other actions that we do not currently contemplate.

If we do not make future filings with the SEC in a timely manner, our stock may be delisted.

In the period from September 30, 2006 through March 31, 2007, we did not file certain periodic reports with the SEC in a timely manner and received notices from the Nasdaq Stock Market, LLC that we were not in compliance with its rules, which require timely filing of periodic reports in order to maintain our continued listing on that securities exchange. Although these matters were resolved favorably to us, future delays in the filing of timely periodic reports may negatively affect the listing of our common stock. As a consequence of such delisting, if it were to occur, an investor could find it more difficult to dispose of, or to obtain quotations as to the price of, our common stock. Delisting of our common stock could also result in lower prices per share of our common stock than would otherwise prevail.

We rely significantly on enterprise resource technology systems to operate our business, and any failure, inadequacy, interruption, or security lapse of those systems or their related technology could adversely affect our ability to effectively operate our business.

Our ability to effectively manage and maintain our inventory and internal reports and to ship products to customers and invoice them on a timely basis depends significantly on our enterprise resource planning system to which we make modifications on an on-going basis.

If we were to fail to operate this system or to enter, maintain and process records in it correctly, if the system failed to operate effectively or to integrate with other systems, or a breach in security of this system occurred, we could be subject to delays in product fulfillment and reduced efficiency of our operations, we could be required to incur significant capital investments to remediate any such failure, problem or breach, and our ability to prepare timely and accurate financial information could be impaired.

Any of these events could have a material adverse effect on our business, operations, results of operations and financial condition.

We face continuing risks from transitioning our inventory management and distribution to a third-party service provider.

During 2006, we outsourced the logistics and warehousing of our spare-parts inventory and certain of our finished goods supply activities to a third-party service provider. In transitioning these responsibilities to the third-party provider and in using its services, we continue to face a number of risks, including:

•	The risk that the third-party service provider may not perform its logistics and warehousing tasks in a satisfactory manner;

•	The risk of disruption in the supply of spare parts or other items to our customers if the third party does not perform the logistics and warehousing services, and, as a result, we are unable to maintain sufficient inventory or to timely distribute spare parts or other items to meet our customers’ demands;

•	The risk that we will not realize the anticipated financial and operational benefits that we expect to receive from transitioning these services to and from using a third party; and

•	The risk that deficiencies in the internal controls of the third-party service provider could compromise the data we receive from it and negatively impact our disclosure controls and procedures and internal control over financial reporting.

We have identified material weaknesses in our internal control over financial reporting, which could continue to impact negatively our ability to report our results of operations and financial condition accurately and in a timely manner.

We have identified material weaknesses in our internal control over financial reporting.

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management has conducted an evaluation of the effectiveness of our internal control over financial reporting at December 31, 2007. We identified material weaknesses in our internal control over financial reporting and concluded that, as of December 31, 2007, we did not maintain effective control over financial reporting based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. For a detailed description of these material weaknesses, see Item 9A, “Controls and Procedures.” Our material weaknesses result in a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. As a result, we must perform additional work to obtain reasonable assurance regarding the reliability of our financial statements. Even with this additional work, there is a risk of additional errors not being prevented or detected, which could result in restatements.

We face risks in connection with our ability to successfully centralize the administrative functions for all of our European subsidiaries at a new shared service center.

We are continuing to transition most of the administrative functions for our European subsidiaries to a centralized shared service center located in the United Kingdom. We face ongoing risks in connection with this undertaking, including:

•	The risk that we may face unforeseen delays in centralizing the administrative functions of our European subsidiaries;

•	The risk that we may lose employees who are important to our business as a result of relocating and centralizing these administrative functions; and

•	The risk that employees whom we hire to replace these employees may not perform their tasks in a satisfactory manner.

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

In the past, we have acquired other businesses and technologies as part of our growth and strategic plans. We may make future acquisitions, and those acquisitions may be subject to certain risks, including risks that the costs of such acquisitions may be greater than anticipated and that the anticipated benefits of such acquisitions may be materially delayed or not realized.

The variety of products that we sell could cause significant quarterly fluctuations in our gross profit margins, and those fluctuations in margins could cause fluctuations in operating income or loss and net income or net loss.

We continuously work to expand and improve our product offerings, including our systems, materials and services, the number of geographic areas in which we operate and the distribution channels we use to reach various target product applications and customers. This variety of products, applications and channels involves a range of gross profit margins that can cause substantial quarterly fluctuations in gross profit and gross profit margin depending upon the variety of product shipments from quarter to quarter. We may experience significant quarterly fluctuations in gross profit margins or operating income or loss due to the impact of the variety of products, channels or geographic areas in which we sell our products from period to period.

We may be subject to product liability claims, which could result in material expense, diversion of management time and attention and damage to our business reputation.

Products as complex as those we offer may contain undetected defects or errors when first introduced or as enhancements are released that, despite testing, are not discovered until after the product has been installed and used by customers. This could result in delayed market acceptance of the product, claims from customers or others, damage to our reputation and business or significant costs to correct the defect or error.

We attempt to include provisions in our agreements with customers that are designed to limit our exposure to potential liability for damages arising from defects or errors in our products. However, the nature and extent of these limitations vary from customer to customer as well as to a variety of legal limitations, and it is possible that these limitations may not be effective as a result of unfavorable judicial decisions or laws enacted in the future.

The sale and support of our products entails the risk of product liability claims. Any product liability claim brought against us, regardless of its merit, could result in material expense, diversion of management time and attention, damage to our business reputation and cause us to fail to retain existing customers or to fail to attract new customers.

We face significant competition in many aspects of our business, which could cause our revenue and gross profit margins to decline. The competition in our industry could cause us to reduce sales prices or to incur additional marketing or production costs, which could result in decreased revenue, increased costs and reduced margins.

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

We are affected by rapid technological change, changes in user and customer requirements and preferences, frequent new product and service introductions embodying new technologies and the emergence of new standards and practices, any of which could render our existing products and proprietary technology and systems obsolete. We believe that to remain competitive we must continually enhance and improve the functionality and features of our products, services and technologies. Therefore, there is a risk that we may not be able to:

•	Develop or obtain leading technologies useful in our business;

•	Enhance our existing products;

•	Develop new products and technologies that address the increasingly sophisticated and varied needs of prospective customers, particularly in the area of materials’ functionality;

•	Respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis; or

•	Recruit and retain key technology employees.

We depend on a single or limited number of suppliers for components and sub-assemblies used in our systems and raw materials used in our materials. If these relationships were to terminate, our business could be disrupted while we locate an alternative supplier and our expenses may increase.

We have outsourced the assembly of our systems to third-party suppliers, we purchase components and sub-assemblies for our systems from third-party suppliers, and we purchase raw materials that are used in our materials, as well as certain of those materials, from third-party suppliers.

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

While we believe that we can obtain all of the components necessary for our products from other manufacturers, we require any new supplier to become “qualified” pursuant to our internal procedures, which could involve evaluation processes of varying duration. We generally have our systems assembled based on our internal forecasts, the supply of raw materials, assemblies, components and finished goods from third parties are subject to various lead times. In addition, certain suppliers may decide to discontinue production of an assembly, component or raw material that we use at any time. Any unanticipated change in the source of our supplies, or unanticipated supply limitations, could increase production or related costs and consequently reduce margins.

If our forecasts exceed actual orders, we may hold large inventories of slow-moving or unusable parts, which could have an adverse effect on our cash flow, profitability and results of operations.

We face risks in connection with the outsourcing of the assembly of our equipment models to selected design and manufacturing companies.

We have engaged selected design and manufacturing companies to assemble our equipment portfolio, including our SLA®, SLS® and 3-D modeling systems. In carrying out these outsourcing activities, we face a number of risks, including:

•	The risk that the parties that we identify and retain to perform assembly activities may not perform in a satisfactory manner;

•	The risk of disruption in the supply of systems to our customers if such third parties either fail to perform in a satisfactory manner or are unable to supply us with the quantity of systems that are needed to meet then current customer demand; and

•	The risks that we face, as discussed above, in dealing with a limited number of suppliers.

Many factors, many of which are beyond our control, may cause fluctuations in our operating results.

Our operating results could adversely be affected by the following factors:

•	Acceptance and reliability of new products in the marketplace;

•	Size and timing of product shipments;

•	Fluctuations in the costs of materials and parts;

•	Currency and economic fluctuations in foreign marketplaces and other factors affecting international business activities;

•	Price competition;

•	Delays in the introduction of new products;

•	General worldwide economic conditions;

•	Changes in the variety of products and services sold;

•	Impact of ongoing litigation; and

•	Impact of changing technologies.

We face risks associated with conducting business outside of the U.S., and, if we do not manage these risks, our costs may increase, our revenue from operations outside of the U.S. may decline, and we may suffer other adverse effects to our results of operations and financial condition.

More than 50% of our consolidated revenue is derived from customers in countries outside of the U.S. There are many risks inherent in business activities outside of the U.S. that, unless managed properly, may adversely affect our profitability, including our ability to collect amounts due from customers. While most of our operations outside of the U.S. are conducted in highly developed countries, they could be adversely affected by:

•	Unexpected changes in regulatory requirements;

•	Export controls, tariffs and other barriers;

•	Social and political risks;

•	Fluctuations in currency exchange rates;

•	Seasonal reductions in business activity in certain parts of the world, particularly during the summer months in Europe;

•	Limited protection for intellectual property rights in some countries;

•	Difficulties in staffing and managing foreign operations;

•	Taxation;

•	Terrorism; and,

•	Other factors, depending upon the specific country in which we conduct business.

Political and economic events and the uncertainty resulting from them may have a material adverse effect on our market opportunities and operating results.

Terrorism in Iraq, Afghanistan and elsewhere and continued violence in the Middle East and elsewhere and the related U.S. military campaigns have created many economic and political uncertainties, some of which may materially harm our business and revenue. As a result of these uncertainties, spending on capital equipment of the type that we sell may be weaker than spending in the economy as a whole. These uncertainties may also lead our customers in certain industries to delay not only purchases of equipment and systems but also the materials and services that we sell as well.

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

Historically, our common stock has been characterized by generally low daily trading volume, and our common stock price has been volatile.

The price of our common stock ranged from $14.28 to $26.50 per share during 2007.

Factors that may have a significant impact on the market price of our common stock include:

•	Our perceived value in the securities markets;

•	Future announcements concerning developments affecting our business or those of our competitors, including the receipt or loss of substantial orders for products;

•	Overall trends in the stock market;

•	The impact of changes in our results of operations, our financial condition or our prospects on how we are perceived in the securities markets;

•	Changes in recommendations of securities analysts; and

•	Sales or purchases of substantial blocks of stock.

The number of shares of common stock issuable upon the exercise of outstanding stock options could dilute your ownership and negatively impact the market price for our common stock.

Approximately 1.1 million shares of common stock were issuable upon the exercise of outstanding stock options at December 31, 2007, all of which were then exercisable.

Our Board of Directors is authorized to issue up to 5 million shares of preferred stock.

The Board of Directors is authorized to issue classes and series of our authorized preferred stock without further action of the stockholders and in that regard to determine the issue price, rights, preferences and privileges of any such class or series of preferred stock without in most cases any further vote or action by the stockholders. The rights of the holders of any outstanding series of preferred stock may adversely affect the rights of holders of common stock.

Our ability to issue preferred stock gives us flexibility concerning possible acquisitions and financings, but it could make it more difficult for a third party to acquire a majority of our outstanding common stock. In addition, any preferred stock that is issued may have other rights, including economic rights, senior to the common stock, which could have a material adverse effect on the market value of our common stock.

Our debt level could adversely affect our financial health and our ability to run our business.

As of December 31, 2007, our outstanding debt, including outstanding capitalized lease obligations related primarily to our Rock Hill, South Carolina facility, had declined to $12.2 million from $36.1 million at December 31, 2006. This debt included in both 2007 and 2006 the capitalized lease value of our Rock Hill, South Carolina facility, the financing of certain furniture and fixtures for the Rock Hill facility and the industrial development bonds covering our Colorado facility. In 2006, this debt also included our then outstanding 6% convertible subordinated debentures, all of which were converted into common stock in 2007, and $8.2 million of outstanding revolving credit borrowings.

This level of debt could have important consequences to you as a holder of common stock. We have identified below some of the material potential consequences resulting from this significant amount of debt:

•	We could be unable to obtain additional financing for working capital, capital expenditures, acquisitions and general corporate purposes.

•	Our ability to adapt to changing market conditions could be hampered, and we could be more vulnerable in a volatile market and at a competitive disadvantage to our competitors that have less debt.

•	Our operating flexibility could be limited by restrictive covenants contained in credit documents such as restrictions on incurring additional debt, creating liens on properties, making acquisitions and paying dividends and requirements that we satisfy certain financial covenants such as the maintenance of certain levels of net worth, interest coverage ratios, fixed-charge coverage ratios or other financial covenants.

•	We could be subject to the risks that interest rates, interest expense and fixed charges will increase.

•	We could be subject to the risk of default under one or more of these obligations, thereby causing acceleration of outstanding debt.

•	Our ability to plan for, or react to, changes in our business may be more limited. Our operating results may be insufficient to achieve compliance with financial covenants in financing documents, thereby causing acceleration of outstanding debt.

Item 1B.	Unresolved Staff Comments

On November 30, 2007, the staff of the SEC’s Division of Corporation Finance (the “SEC Staff”) issued a comment letter to us regarding our Form 10-K/A for the Fiscal Year Ended December 31, 2006 and our Form 10-Q for the Quarterly Period Ended September 30, 2007. We responded to the SEC Staff’s comments on February 7, 2008, and the SEC Staff replied with additional comments on March 4, 2008. We do not believe that those comments are material in nature. However, no assurances can be given that we will not receive additional comments from the SEC Staff or that the SEC Staff will agree with our assessment of those comments.

Item 2.	Properties.

We lease all of our current operating facilities.

We took occupancy of our new 80,000 square foot headquarters and research and development facility in Rock Hill, South Carolina, in November 2006. We lease that facility pursuant to a lease agreement with KDC-Carolina Investments 3, LP. After its initial term ending August 31, 2021, the lease provides us with the option to renew the lease for two additional five-year terms as well as the right to cause KDC, subject to certain terms and conditions, to expand the leased premises during the term of the lease, in which case the term of the lease would be extended. The lease is a triple net lease and provides for the payment of base rent of $0.7 million annually in 2007 through 2020, including rent escalations in 2011 and 2016, and $0.5 million in 2021. Under the terms of the lease, we are obligated to pay all taxes, insurance, utilities and other operating costs with respect to the leased premises. The lease also grants us the right to purchase the leased premises and undeveloped land surrounding the leased premises on terms and conditions described more particularly in the lease.

The lease for our 78,000 square-foot Valencia facility, which previously served as our headquarters and principal R&D, facility expired on January 31, 2008. The annual cost of that lease amounted to approximately $0.8 million, which we incurred as an operating cost, and in connection with vacating that facility, we agreed in January 2008 to pay the landlord $350,000 for certain refurbishments to the facility. As we vacated our former Valencia facility, we entered into a lease at another location in Valencia for an 11,000 square-foot advanced research and development facility.

As previously disclosed, we ceased operations at our 67,000 square foot Grand Junction facility on April 28, 2006. Effective May 1, 2006, we reclassified the net assets associated with the facility, which amounted to $3.5 million, from long-term assets to current assets on our Consolidated Balance Sheet, where they are recorded as assets held for sale at December 31, 2007 and December 31, 2006. Following the closing of the Grand Junction facility, we ceased to record depreciation expense related to this facility, which amounted to $0.6 million per year. The Grand Junction facility is currently listed for sale or lease. During 2006, we realized $0.2 million in proceeds from the sale of certain personal property associated with this facility that we no longer needed for our operations. This facility was originally financed by industrial development bonds for which this facility serves as security. We expect to pay off those bonds when the facility is sold. See Notes 5 and 12 to the Consolidated Financial Statements.

As a result of relocating to Rock Hill, we substantially reduced the total size of the facilities that we previously operated in the United States. We expect to realize operating cost savings from this consolidation of our operations.

We also lease a 9,000 square-foot general-purpose facility in Marly, Switzerland at which we blend stereolithography and 3-D modeling materials and composites and sales and service offices in Texas, Massachusetts, France, Germany, the United Kingdom, Italy, Japan and Hong Kong.

We believe that the facilities described above currently are adequate to meet our needs for the immediate future.

Item 3.	Legal Proceedings.

We are involved in various legal matters incidental to our business. Our management believes, after consulting with counsel, that the disposition of these legal matters will not have a material effect on our consolidated results of operations or consolidated financial position.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of 2007.

Executive and Other Officers

The information appearing in the table below sets forth the current position or positions held by each of our officers and his age as of March 1, 2008. All of our officers serve at the pleasure of the Board of Directors. There are no family relationships among any of our officers or directors.

Age as of
March 1,
Name and Current Position	2008

Abraham N. Reichental	51
President and Chief Executive Officer
Charles W. Hull	68
Executive Vice President, Chief Technology Officer
Brian K. Fraser	46
Vice President
Stephen M. Goddard	44
Vice President
Robert M. Grace, Jr.	61
Vice President, General Counsel and Secretary
Damon J. Gregoire	39
Vice President and Chief Financial Officer
Kevin P. McAlea	49
Vice President

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

Mr. Gregoire joined us on April 25, 2007 as Vice President and Chief Financial Officer. Previously, he was employed by Infor Global Solutions, Inc., an international software company, as Vice President of Finance since 2006 with responsibility for its Datastream Systems and Customer Relationship Management division. Mr. Gregoire previously served as Corporate Controller of Datastream Systems Inc., a software company, from 2005 until it was acquired by Infor Global Solutions, Inc. in March 2006. From 2001 to 2005, Mr. Gregoire served as Director of Accounting and Financial Analysis of Paymentech, L.P., an international credit card processing company.

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

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The following table sets forth, for the periods indicated, the range of high and low prices of our common stock, $0.001 par value, as quoted on the Nasdaq Stock Global Market. Our common stock trades under the symbol “TDSC.”

Year	Period	High	Low

2006	First Quarter	$23.31	$17.40
	Second Quarter	$23.87	$18.24
	Third Quarter	$20.43	$13.65
	Fourth Quarter	$19.27	$13.62
2007	First Quarter	$21.91	$14.28
	Second Quarter	$25.60	$18.16
	Third Quarter	$26.50	$19.35
	Fourth Quarter	$24.99	$14.83

As of February 15, 2008, our outstanding common stock was held of record by approximately 351 stockholders.

Dividends

We do not currently pay, and have not paid, any dividends on our common stock, and we currently intend to retain any future earnings for use in our business. Any future determination as to the declaration of dividends on our common stock will be made at the discretion of the Board of Directors and will depend on our earnings, operating and financial condition, capital requirements and other factors deemed relevant by the Board of Directors, including the applicable requirements of the Delaware General Corporation Law, which provides that dividends are payable only out of surplus or current net profits.

The payment of dividends on our common stock may be restricted by the provisions of credit agreements or other financing documents that we may enter into or the terms of securities that we may issue from time to time.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the fourth quarter of 2007, except for unvested restricted stock awards repurchased pursuant to our 2004 Incentive Stock Plan. See Note 14 to the Consolidated Financial Statements.

Stockholder Performance Graph

The graph below shows, for the five years ended December 31, 2007, the cumulative total return on an investment of $100 assumed to have been made on December 31, 2002 in our common stock. For purposes of the graph, cumulative total return assumes the reinvestment of all dividends. The graph compares such return with that of comparable investments assumed to have been made on the same date in (a) the Nasdaq Composite Index and (b) the S & P Information Technology Index, which are published Standard & Poor’s market indices with which we are sometimes compared.

Although total return for the assumed investment assumes the reinvestment of all dividends on December 31 of the year in which such dividends were paid, no cash dividends were paid on our common stock during the periods presented.

Our common stock is quoted on The Nasdaq Stock Market’s Global Market (trading symbol: TDSC).

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN*

*	$100 invested on 12/31/02 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

	12/02	12/03	12/04	12/05	12/06	12/07
3D Systems Corporation	100.00	130.14	254.88	230.76	204.57	197.93
Nasdaq Composite	100.00	150.79	164.60	168.08	185.55	211.29
S & P Information Technology	100.00	147.22	150.99	152.48	165.30	192.21

Item 6.	Selected Financial Data.

The selected consolidated financial data set forth below for the five years ended December 31, 2007 has been derived from our historical consolidated financial statements. You should read this information together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, the notes to the selected consolidated financial data, and our consolidated financial statements and the notes thereto for the year ended December 31, 2007 included in this Annual Report on Form 10-K.

	Year Ended December 31,
	2007	2006(1)	2005(1)	2004(1)	2003(1)
	(In thousands, except per share amounts)

Consolidated Statement of Operations Data:
Consolidated Revenue:
Systems and other products	$58,178	$46,463	$55,133	$46,208	$41,081
Materials	61,969	52,062	44,648	37,999	32,003
Services	36,369	36,295	39,297	41,403	36,931

Total	156,516	134,820	139,078	125,610	110,015

Gross profit(2)	63,460	46,257	62,162	56,556	43,143
Income (loss) from operations(2)	(5,129)	(25,691)	8,415	6,062	(14,974)
Cumulative effect of changes in accounting principles(2)	—	—	—	—	(7,040)
Net income (loss)(3)	(6,740)	(29,280)	9,406	3,020	(26,023)
Series B convertible preferred stock dividends(4)	—	1,414	1,679	1,534	867
Net income (loss) available to common stockholders	(6,740)	(30,694)	7,727	1,486	(26,890)
Net income (loss) available to common stockholders per share(1):
Basic	$(0.33)	$(1.77)	$0.52	$0.11	$(2.10)
Diluted	$(0.33)	$(1.77)	$0.48	$0.11	$(2.10)

Consolidated Balance Sheet Data:
Working capital	40,906	17,335	$43,809	$28,545	$18,823
Total assets	167,385	166,194	153,800	135,028	134,205
Current portion of long-term debt and capitalized lease obligations	3,506	11,913	200	180	165
Long-term debt and capitalized lease obligations, less current portion	8,663	24,198	26,149	26,449	36,629
Series B convertible preferred stock(4)	—	—	15,242	15,196	15,210
Total stockholders’ equity	104,769	69,669	70,212	55,656	38,258

Other Data:
Depreciation and amortization	6,970	6,529	5,926	6,956	8,427
Interest expense	1,830	1,645	1,755	2,490	2,990
Capital expenditures(5)	946	10,100	2,516	781	874

(1)	We restated our financial statements during 2006 as a result of our identification of errors in the financial statements.

The effect of these restatements on our operating results for the years ended December 31, 2005 and 2004, respectively, was as follows (in thousands, except per share data):

	Year Ended December 31, 2005
	As Previously
	Reported	Adjustments	Restated

Consolidated revenue	$139,670	$(592)	$139,078
Net income	$10,083	$(677)	$9,406
Net income (loss) per share available to common stockholders:
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

(2)	As of December 31, 2003, we changed our method of accounting for legal fees incurred in the defense of our patents, and we changed our method of accounting for amortization of one of our patent licenses. We treated each of these as a change in accounting principle. The cumulative effect in 2003 of the change in our method of accounting for legal fees incurred in the defense of our patents and the change in our method of accounting for amortization of one of our patent licenses was $1.1 million and $5.9 million, respectively. Basic and diluted net loss per share in 2003 included a loss of $0.55 per share arising from the cumulative effect of these changes in accounting principles. Before giving effect to such cumulative effect, basic and diluted net loss per share amounted to $1.55.

(3)	Net income in 2005 included a $2.5 million non-cash benefit arising from the reduction of the valuation allowance that we maintain against our deferred income tax assets. In 2006, however, we recorded a $2.5 million valuation allowance against this deferred income tax asset (before giving effect to the benefit of $748 of foreign net deferred income tax assets that we recognized in 2006) that had the effect of reversing the 2005 reduction of our valuation allowance as a result of our determination that it was more likely than not that we would not be able to utilize this deferred income tax asset to offset anticipated U.S. income. We believe that these entries were prudent and appropriate in accordance with SFAS No. 109, “Accounting for Income Taxes.” See Notes 2 and 20 to the Consolidated Financial Statements.

(4)	On June 8, 2006, all of our then outstanding Series B Convertible Preferred Stock was converted by its holders into 2,639,772 shares of common stock, including 23,256 shares of common stock covering accrued and unpaid dividends to June 8, 2006. As a consequence of the conversion of the Series B Convertible Preferred Stock, commencing with the third quarter of 2006, we ceased recording dividends with respect to the outstanding Series B Convertible Preferred Stock that we paid from its original issuance in May 2003 until its full conversion in June 2006. See Note 13 to the Consolidated Financial Statements.

(5)	Excludes capital lease additions.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read together with the selected consolidated financial data and our consolidated financial statements set forth in this Annual Report on Form 10-K. Certain statements contained in this discussion may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially from those reflected in forward-looking statements, as discussed more fully in this Annual Report on Form 10-K. See “Forward-Looking Statements” and “Cautionary Statements and Risk Factors” in Item 1A.

The forward-looking information set forth in this Annual Report on Form 10-K is provided as of the date of this filing, and, except as required by law, we undertake no duty to update that information.

Overview

We design, develop, manufacture, market and service 3-D modeling, rapid prototyping and manufacturing systems and related products and materials that enable complex three-dimensional objects to be produced directly from computer data without tooling, greatly reducing the time and cost required to produce prototypes or customized production parts. Our consolidated revenue is derived primarily from the sale of our systems, the sale of the related materials used by the systems to produce solid objects and the provision of services to our customers.

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

Developing significant product applications.  We believe that our ability to focus on industries that provide significant growth opportunities enables us to accelerate the adoption of our business solutions and to create significant new applications for a continually expanding customer base. By focusing our efforts on two significant addressable opportunities, 3-D Modeling and Rapid Manufacturing, we are working to build a business model that can provide sustained growth. Pursuing these market opportunities also complements our strategy to increase, as a percent of total revenue, the amount of revenue we derive from materials and other consumables. Our materials are used in these systems and provide a recurring revenue stream, which should be less sensitive to cyclical economic behavior.

Expanding our range of customer services.  We believe that our desire to improve our customer’s bottom line demands the creation of new and innovative services designed to meet specific customer needs. We are working to establish faster, simpler business practices designed to make our customer experience with us easier and friendlier.

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

Developing people and opportunities.  We believe that our success depends heavily on the skill and motivation of our employees and that we must therefore invest in the skills that our employees possess and in those that we need to accomplish our strategic initiatives.

As with any growth strategy, there can be no assurance that we will succeed in accomplishing our strategic initiatives.

Summary of 2007 Financial Results

As discussed in greater detail below, we achieved record revenue for 2007 primarily as a result of higher unit volume of sales of new products, the favorable combined effect of price and mix and the favorable effect of foreign currency translation. Our revenue increased by 16.1% to $156.5 million from $134.8 million for 2006 and from $139.1 million in 2005.

For 2007, our operating loss declined by 80.0% to $5.1 million from $25.7 million in 2006. This operating improvement was primarily due to higher gross profit and a higher gross profit margin, lower total operating expenses and a decline in operating expenses as a percentage of revenue. We believe that our overall improved results demonstrate that the strategic actions that we have taken to reshape our organization, transform our product portfolio and re-engineer our business model are taking effect.

Our operating loss for 2007 included $9.6 million of non-cash expenses, which primarily consisted of depreciation and amortization, stock-based compensation and the net change in deferred taxes, in 2007 compared to $12.6 million of non-cash expenses in 2006. Our higher depreciation and amortization expense in 2007 arose from our higher level of capital expenditures in 2006 for our relocation to Rock Hill, South Carolina and our implementation of a new ERP system. We expect that our depreciation and amortization expense for the full year 2008 will be in the range of $5 million to $7 million.

Our gross profit for 2007 increased by 37.2% to $63.5 million from $46.3 million in 2006. Our higher gross profit for 2007 arose primarily from our higher level of revenue, and the improvements in our gross profit margin reflected the more modest increases in cost of sales that we experienced during the year as well as the absence in 2007 of the disruptions and adverse effects from the implementation of our new ERP system, supply chain-staffing issues, the outsourcing of our spare parts and certain of our finished goods supply activities to a logistics management company and other adverse effects that we incurred primarily during the second and third quarters of 2006.

Our total operating expenses declined by $8.6 million in the second half of 2007 from the previous year, reflecting lower SG&A expenses in that 2007 six-month period and the absence of the restructuring costs that we incurred in 2006 primarily for our relocation to Rock Hill. We believe that our quarterly operating expenses have begun to resume a more normalized run rate, and accordingly we expect our SG&A expenses for 2008 to fall into the range of $44 million to $52 million.

As we have previously disclosed, during the second and third quarters of 2006, we experienced disruptions and adverse effects from the implementation of our new ERP system, supply chain staffing issues, and the outsourcing of our spare parts and certain of our finished goods supply activities to a logistics management company. We also experienced some growing pains as our initial success in late 2005 and early 2006 in placing new Sinterstation® Pro, Vipertm Pro and 3-D Modeling systems stretched our field engineering resources and presented some stability issues with certain installed systems. The absence in 2007 of the effects that we experienced in 2006 related to these matters in 2007 contributed to our more favorable performance.

We also took several actions to strengthen our liquidity and our balance sheet during 2007, including the following:

•	In June, we sold 1.25 million shares of our common stock, about 6.1% of the shares then outstanding, in a private placement transaction and received $20.4 million in net proceeds, after deducting costs of issuance, which we intend to use primarily for working capital purposes.

•	Subsequently, we issued a conditional call for redemption of our outstanding 6% convertible subordinated debentures, all of which were converted into 1.5 million shares of common stock on July 20, 2007.

•	With our strengthened cash position, on July 20, we voluntarily prepaid our outstanding $8.2 million of revolving credit borrowings with Silicon Valley Bank that were outstanding at December 31, 2006. That credit facility expired in accordance with its terms on October 1, 2007, and we intend to replace it with a new credit facility as conditions in the credit markets and our performance improve and we become able to negotiate acceptable terms for such a facility. In the meantime, we do not expect to have a need for bank borrowings given our strengthened cash position.

•	As a result of these actions, we reduced our outstanding indebtedness by $23.9 million at December 31, 2007 to $12.2 million from $36.1 million at December 31, 2006. At December 31, 2007, these obligations consisted of $3.3 million of indebtedness outstanding under the industrial development bonds related to our Grand Junction facility and $8.8 million of capitalized lease obligations related to our Rock Hill facility.

•	Our unrestricted cash and cash equivalents increased by $15.4 million to $29.7 million at December 31, 2007 from $14.3 million at December 31, 2006. At December 31, 2006, our cash and cash equivalents included the effect of $8.2 million of borrowings under the Silicon Valley Bank credit facility. See “Liquidity and Capital Resources — “Working capital” and “Outstanding debt and capitalized lease obligations.”

•	As discussed below, our working capital increased by $23.6 million from December 31, 2006 to December 31, 2007. See “Liquidity and Capital Resources — Working capital” below.

•	Among our major components of working capital, accounts receivable, net of allowances, declined by $3.4 million from December 31, 2006 to December 31, 2007 as we continued to work to reduce our days’ sales outstanding toward their historical levels, and inventory at December 31, 2007 was $6.1 million below its level at December 31, 2006, reflecting early success in our efforts to significantly reduce inventory.

On February 28, 2008, we purchased for $5.3 million certain equipment (principally inventory related) from Tangible Express, LLC that was made available following Tangible Express’ announcements in late January and early February 2008 that it was closing its doors, no longer providing prototyping services and selling certain equipment. In connection with that transaction, Tangible Express paid to us $0.6 million covering outstanding amounts that it owed to us.

In connection with these arrangements, we and Tangible Express entered into a Settlement and Release Agreement in which both parties agreed to a general release of all claims against the other, including such claims as made by Tangible Express against us in a civil action it filed on January 22, 2008 in the United States District Court, District of Utah, Central Division in which Tangible Express sought, among other things, a refund of the purchase costs for equipment and services and related damages.

As discussed below in “Item 9A. Controls and Procedures,” we continued at December 31, 2007 to have material weaknesses with respect to our internal controls over financial reporting.

Results of Operations for 2007, 2006 and 2005

Table 1 below sets forth revenue and percentage of revenue by class of product and service.

Table 1

	2007		2006		2005
	(Dollars in thousands)

Systems and other products	$58,178	37.2%	$46,463	34.5%	$55,133	39.6%
Materials	61,969	39.6	52,062	38.6	44,648	32.1
Services	36,369	23.2	36,295	26.9	39,297	28.3

Totals	$156,516	100.0%	$134,820	100.0%	$139,078	100.0%

Consolidated revenue

For 2007, our consolidated revenue increased by 16.1% to $156.5 million from $134.8 million in 2006 and $139.1 million in 2005.

The $21.7 million increase in consolidated revenue for 2007 was caused primarily by increased volume in new products, a favorable effect of foreign currency translation, a favorable combined effect of changes in product mix and average selling prices, and the absence of the disruptions experienced in 2006 that are discussed above. Sales of new products and services introduced since the latter part of 2003 increased by $19.2 million to $69.8 million in 2007, representing approximately 44.6% of revenue for the year. New product volume and the combined effect of price and mix were partially offset by lower volume of our core older products in 2007, continuing their downward trend. See Products and Services in Item 1 above.

In 2006, consolidated revenue decreased 3.1% from $139.1 million in 2005.

The $4.3 million decrease in consolidated revenue for 2006 was primarily due to the disruptions and challenges discussed above and primarily affected revenue from systems and services. These factors overshadowed changes in new product revenue, mix and average selling prices, which are the factors that normally affect our consolidated revenue. Sales of new products and services introduced since the latter part of 2003 increased by $7.0 million to $49.2 million in 2006, representing approximately 36.5% of revenue for the year, from $42.2 million in 2005.

As used in this Management’s Discussion and Analysis, the combined effect of changes in product mix and average selling prices, sometimes referred to as price and mix effects, relates to changes in revenue that are not able to be specifically related to changes in unit volume. Among these changes are changes in the product mix of our materials and our systems as the trend toward smaller, more economical systems that has affected our business for the past several years has continued and the influence of new systems and materials on our operating results has grown. Our reporting systems are not currently configured to produce more quantitative information regarding the effect of price and mix changes on revenue. However, we believe that changes in product mix, rather than changes in average selling prices, are the principal contributor to the price and mix effects that we experienced in 2007, 2006 and 2005.

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

Backlog has historically not been a significant factor in our business, reflecting our relatively short production and delivery lead times. We had approximately $3.1 million of booked orders outstanding at December 31, 2007, primarily for systems, all of which we expect to ship in 2008, compared to approximately $5.0 million of booked orders outstanding at December 31, 2006.

Revenue by class of product and service

2007 compared to 2006

Table 2 sets forth our change in revenue by class of product and service for 2007 compared to of 2006:

Table 2

	Systems and
	Other
	Products		Materials		Services		Totals
	(Dollars in thousands)

2006 Revenue	$46,463	34.5%	$52,062	38.6%	$36,295	26.9%	$134,820	100%

Change in revenue:
Volume:
Core products and services	(5,211)	(11.2)	1,759	3.4	(4,054)	(11.2)	(7,506)	(5.5)
New products and services	10,609	22.8	5,727	11.0	2,838	7.8	19,174	14.2
Price/Mix	4,299	9.3	168	0.3	—	—	4,467	3.3
Foreign currency translation	2,018	4.3	2,253	4.3	1,290	3.6	5,561	4.1

Net change	11,715	25.2	9,907	19.0	74	0.2	21,696	16.1

2007 Revenue	$58,178	37.2%	$61,969	39.6%	$36,369	23.2%	$156,516	100%

As discussed above, on a consolidated basis, revenue for 2007 increased by 16.1% to $156.5 million from $134.8 million for 2006. The principal factors leading to this $21.7 million increase in consolidated revenue were higher revenue from systems and materials. Revenue from services was essentially flat in 2007 compared to 2006.

These changes in revenue primarily consisted of increases in unit volume from new products, the combined positive effect of changes in product mix and average selling prices and the favorable effect of foreign currency translation. The 2007 increase in revenue was partially offset by a decline in revenue from core products and services, consistent with prior trends. The favorable effect of foreign currency translation accounted for 25.6% of the increase in revenue in 2007 while, as shown on Table 3 below, it had a minor effect on consolidated revenue in 2006. The effect of foreign currency translation in each year primarily reflects the effect of changes in the value of the U.S. dollar relative to foreign currencies.

As set forth in Table 1 and Table 2:

•	Revenue from systems and other products increased by $11.7 million or 25.2% to $58.2 million for 2007 from $46.5 million for 2006 and increased to 37.2% of consolidated revenue in 2007 from 34.5% in 2006.

This increase was derived primarily from a $10.6 million increase in sales of our newer systems, the $4.3 million favorable combined effect of changes in product mix and average selling prices and a $2.0 million positive impact from foreign currency translation. This was partially offset by a $5.2 million decline in legacy system sales.

•	Revenue from materials continued its double-digit rate of growth and increased by $9.9 million or 19.0% to $62.0 million for 2007 from $52.1 million for 2006. Materials’ revenue increased to 39.6% of consolidated revenue in 2007 from 38.6% in 2006.

Materials revenue volume from our legacy products and new products increased $1.8 million and $5.7 million, respectively. The combined effect of product mix and average selling prices increased by $0.2 million. Foreign currency translation had a $2.3 million positive impact on materials revenue.

•	Revenue from services was essentially flat for 2007 compared to 2006 and declined to 23.2% of consolidated revenue in 2007 from 26.9% in 2006 reflecting the effect of the growth in revenue from systems and materials in 2007.

Declines in volume of legacy services in 2007 almost completely offset a $2.8 million increase in new services and the $1.3 million favorable impact of foreign currency translation on service revenue.

2006 compared to 2005

As shown in Table 3, the $4.3 million decrease in consolidated revenue in 2006 compared to 2005 reflects the effect of an $11.7 million decline in systems and service revenue in 2006 that was partially offset by $7.4 million of higher revenue from materials sales. Sales of new products and services introduced since the latter part of 2003 increased by $7.4 million to $49.2 million in 2006. Unit volume of sales of legacy products declined by $10.6 million in 2006, more than offsetting the favorable effect of higher sales of new products and services. Unfavorable price/mix effects decreased revenue by $1.5 million, which was partially offset by $0.5 million of favorable foreign currency translation effects.

The components of the $4.3 million decline in revenue by class of product and service for 2006 are shown in Table 9, together with the corresponding percentage of that change compared with 2005 revenue by class of product or service.

Table 3

	Systems and
	Other Products		Materials		Services		Total
	(Dollars in thousands)

2005 Revenue	$55,133	39.6%	$44,648	32.1%	$39,297	28.3%	$139,078	100%

Volume — core products and services	(7,722)	(14.0)	568	1.3	(3,464)	(8.8)	(10,618)	(7.6)
Volume — new products and services	2,709	4.9	4,267	9.6	390	1.0	7,366	5.3
Price/Mix	(4,017)	(7.3)	2,561	5.7	—	0.0	(1,456)	(1.1)
Foreign currency translation	360	0.7	18	0.0	72	0.2	450	0.3

Net change	(8,670)	(15.7)	$7,414	16.6	(3,002)	(7.6)	(4,258)	(3.1)

2006 Revenue	$46,463	34.5%	$52,062	38.6%	$36,295	26.9%	$134,820	100%

As set forth in Table 1 and Table 3:

•	Revenue from systems and other products decreased by 15.7% to $46.5 million in 2006 from $55.1 million in 2005. Revenue from systems and other products declined to 34.5% of consolidated revenue for 2006 from and 39.6% of revenue in 2005.

The $8.7 million decrease in revenue from systems and other products reflects $7.7 million of unit volume decreases from our core products and $4.0 million of unfavorable price/mix effects that were only partially offset by $2.7 million of unit volume increases from our newer systems and a favorable $0.4 million foreign currency translation effect.

•	Revenue from materials increased by 16.6% to $52.1 million for 2006 from $44.6 million for 2005. Revenue from materials increased to 38.6% of consolidated revenue for 2006 from and 32.1% of revenue in 2005.

The $7.4 million increase in revenue from materials was primarily due to $4.3 million of higher unit sales of new products, $0.6 million of higher unit sales of core products and $2.6 million of favorable price and mix effects.

•	Revenue from services decreased by 7.6% to $36.3 million for 2006 from $39.3 million for 2005. Revenue from services declined to 26.9% of consolidated revenue for 2006 from 28.3% of revenue for 2005.

The decrease in revenue from services was principally due to a $3.5 million decline in support services provided for our legacy systems as customers transitioned to newer systems.

Revenue by geographic region

2007 compared to 2006

The United States and Europe contributed to our higher level of revenue in 2007. Asia-Pacific revenue declined by less than $0.1 million compared to 2006.

Table 4 sets forth the change in revenue by geographic area for 2007 compared to 2006 (dollars in thousands):

Table 4

	U.S.		Europe		Asia-Pacific		Total

2006 Revenue	$58,646	43.5%	$53,884	40.0%	$22,290	16.5%	$134,820	100.0%

Change in revenue:
Volume	4,048	6.9	8,731	16.2	(1,111)	(5.0)	11,668	8.7
Price/Mix	2,808	4.8	584	1.1	1,075	4.8	4,467	3.3
Foreign currency translation	—	—	5,621	10.4	(60)	(0.2)	5,561	4.1

Net change	6,856	11.7	14,936	27.7	(96)	(0.4)	21,696	16.1

2007 Revenue	$65,502	41.8%	$68,820	44.0%	$22,194	14.2%	$156,516	100.0%

As shown in Table 4:

•	Revenue from U.S. operations increased by $6.9 million or 11.7% in 2007 to $65.5 million from $58.6 million in 2006.

This increase was due primarily to higher volume and, to a lesser extent, the favorable combined effect of price and mix and reversed the decline in revenue from U.S. operations that we experienced in 2006 shown in Table 5.

•	Revenue from operations outside the U.S. increased by $14.8 million or 19.4% to $91.0 million in 2007 from $76.2 million in 2006 and comprised 58.1% of consolidated revenue in 2007 compared to 56.5% in 2006. This increase reflected the effect of the $14.9 million increase in European revenue in 2007, partially offset by a $0.1 million decrease in Asia-Pacific revenue, continuing a trend that we also experienced in 2006.

Foreign currency translation, particularly in our European operations, contributed significantly to our revenue increase in 2007. Excluding the $5.6 million favorable effect of foreign currency translation, revenue from operations outside the U.S. would have increased 12.2% for 2007 compared to 2006 and would have been 56.7% of consolidated revenue for 2007.

•	Revenue from European operations increased by $14.9 million or 27.7% to $68.8 million in 2007 from $53.9 million in 2006. This increase was due to higher volume, positive price/mix variances and the $5.6 million favorable effect of foreign currency translation. Foreign currency translation accounted for 37.6% of the European revenue increase in 2007.

•	Revenue from Asia-Pacific operations decreased by $0.1 million or 0.4% to $22.2 million in 2007 from $22.3 million in 2006. This decrease was caused primarily by a $1.1 million decline in volume and a $0.1 million of unfavorable foreign currency translation that more than offset the $1.1 million favorable effect of price and mix in the Asia-Pacific region and reflected a similar trend that we experienced in 2006.

2006 compared to 2005

The components of our $4.3 million decrease in revenue by geographic region for 2006 are shown in Table 5, together with the corresponding percentage of that change compared to the level of revenue for the corresponding period of 2005 for that geographic area.

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

Table 5

	U.S.		Europe		Asia-Pacific		Net Change in Consolidated Revenue
	(Dollars in thousands)

2005 Revenue	$65,428	47.0%	$50,654	36.4%	$22,996	16.6%	$139,078	100%

Volume	(6,364)	(9.8)	3,299	6.5	(187)	(0.8)	(3,252)	(2.3)
Price/Mix	(418)	(0.6)	(1,263)	(2.5)	225	1.0	(1,456)	(1.1)
Foreign currency translation	—	—	1,194	2.4	(744)	(3.3)	450	0.3

Net change revenue	(6,782)	(10.4)	3,230	6.4	(706)	(3.1)	$(4,258)	(3.1)

2006 Revenue	$58,646	43.5%	$53,884	40.0%	$22,290	16.5%	$134,820	100%

As set forth in Table 5:

•	Revenue from U.S. operations in 2006 decreased by $6.8 million to $58.6 million from $65.4 million in 2005 as a $6.4 million decline in unit volume was combined with a $0.4 million negative combined effect of price and mix. Revenue from U.S. operations represented 43.5% and 47.0% of consolidated revenue for 2006 and 2005, respectively.

•	Revenue from operations outside the U.S. increased by $2.5 million or 3.4% to $76.2 million for 2006 from $73.7 million for 2005 and increased to 56.5% of consolidated revenue for 2006 from 53.0% of consolidated revenue for 2005 reflecting the effect of the $3.2 million increase in European revenue in 2006, partially offset by a $0.7 million decrease in Asia-Pacific revenue. Excluding the $0.5 million favorable effect of foreign currency translation, revenue from operations outside the U.S. would have increased 2.8% for 2006 compared to 2005 and would have been 56.4% of consolidated revenue for 2006.

•	Revenue from European operations increased by $3.2 million or 6.4% to $53.9 million for 2006 from $50.7 million for 2005. This increase was primarily due to $3.3 million of higher unit volume and the favorable $1.2 million effect of foreign currency translation, partially offset by the $1.3 million unfavorable effect of price and mix. European revenue represented 40.0% and 36.4% of consolidated revenue for 2006 and 2005, respectively.

•	Revenue from Asia-Pacific operations decreased by $0.7 million to $22.3 million in 2006 compared to $23.0 million 2005. This decrease in revenue was due primarily to a $0.7 million unfavorable effect of foreign currency translation as the unfavorable effect of lower unit volume and the favorable effect of price and mix substantially offset each other. Asia-Pacific revenue represented 16.5% and 16.6% of consolidated revenue for each of 2006 and 2005, respectively.

Costs and margins

Our gross profit and gross profit margin increased in 2007 after having declined in 2006 compared with 2005.

Table 6 sets forth gross profit, both in dollars and as a percentage of revenue, for 2007 compared to 2006 and 2005 (dollars in thousands):

Table 6

	Year Ended December 31,
	2007		2006		2005
	Gross	%	Gross	%	Gross	%
	Profit	Revenue	Profit	Revenue	Profit	Revenue
	(Dollars in thousands)

Products	$54,514	45.4%	$39,296	39.9%	$49,449	49.6%
Services	8,946	24.6	6,961	19.2	12,713	32.4

Total	$63,460	40.5%	$46,257	34.3%	$62,162	44.7%

On a consolidated basis, gross profit for 2007 increased by $17.2 million to $63.5 million from $46.3 million for 2006. Consolidated gross profit margin in 2007 increased by 6.2 percentage points to 40.5% of revenue from 34.3% of revenue for the 2006 period. In addition to our higher revenue, the increase in our gross profit margin in 2007 reflected the relatively lower increase in cost of sales, the absence in 2007 of the 2006 business disruptions and challenges discussed above. Foreign currency transactions did not have a material effect on cost of sales in 2007.

Gross profit decreased by 25.6% to $46.3 million in 2006 from $62.2 million in 2005. Our gross profit margin decreased by 10.4 percentage points to 34.3% of consolidated revenue in 2006 compared to 2005.

The $15.9 million decrease in gross profit in 2006, and the related decline in gross profit margin, were due primarily to the combined effects of:

•	our lower revenue;

•	our ERP system, supply chain and logistics disruptions that we encountered primarily in the second and third quarters of 2006; and

•	special accommodations that we extended to certain customers whose orders for our products or services or for repairs to systems were delayed by the disruptions we encountered with our ERP system and our logistics activities or who encountered stability issues with their equipment installations that we were not able to quickly address as a result of resource constraints on our service organization.

The decline in gross profit margin also included a $0.4 million difference in inventory value that was included in cost of sales for 2006 and the recording of credit memoranda for the benefit of customers for product return and pricing issues in 2006.

Cost of sales, which is the principal influence on our gross profit, increased by 5.1% to $93.1 million in 2007, a percentage increase substantially less than the 2007 rate of increase in revenue. As a percentage of consolidated revenue, cost of sales decreased to 59.5% of revenue in 2007 from 65.7% in 2006 and 55.3% in 2005. Cost of sales increased by 15.1% to $88.6 million in 2006 from $76.9 million in 2005.

The increase in cost of sales in 2007 was due primarily to our higher volume and the absence in 2007 of the 2006 business disruptions and challenges described above. The increase in cost of sales in 2006 was due primarily to those disruptions and challenges mentioned above.

The $6.4 million increase in cost of sales for products in 2007 was primarily the result of the increase in volume. The $1.9 million decrease in cost of sales for services in 2007 primarily resulted from the absence of disruptions and challenges that occurred in 2006 as discussed above.

The $8.9 million increase in cost of sales for products in 2006 included $3.6 million of inventory reductions for shrinkage, obsolescence and scrap, $2.1 million of higher manufacturing costs, and $1.3 million of unfavorable purchase price variances, partially offset by $0.7 million of favorable foreign exchange transaction gains and $0.5 million of lower license amortization expense. The $2.8 million increase in cost of sales for services in 2006 resulted from increased installation costs of newer systems and the disruptions and special accommodations discussed above.

Primarily reflecting the factors discussed above, gross profit margin for products:

•	increased by 5.5 percentage points to 45.4% of consolidated product revenue in 2007 from 39.9% of 2006 consolidated product revenue; and

•	for 2006, decreased to 39.9% of consolidated product revenue from 49.6% of revenue in 2005.

While revenue from services was essentially flat in 2007 compared to 2006, gross profit margin on services increased to 24.6% of consolidated service revenue for 2007 from 19.2% of 2006 consolidated service revenue after having decreased in 2006 from 32.4% of 2005 consolidated service revenue. The improvement in service margins in 2007 was primarily due to the absence of the disruptions and challenges that occurred in 2006 as discussed above. Service margins in 2006 were adversely affected by disruptions in product availability, reduced sales volume of systems and increased installation costs.

Operating expenses

As shown in Table 7, total operating expenses decreased by $3.4 million or 4.7% to $68.6 million for 2007 from $71.9 million for 2006 after having increased from $53.7 million or 38.6% of revenue in 2005. The decrease in 2007 was primarily due to:

•	the absence in 2007 of the $6.6 million of restructuring and related costs that we incurred in 2006 primarily in connection with our relocation to Rock Hill;

that were partially offset by

•	$3.0 million of higher selling, general and administrative costs; and

•	$0.3 million of higher research and development costs.

These higher annual research and development expenses reflected our continuing high level of work on selected new product developments, including our new V-Flashtm Desktop 3-D Modeler.

As one of our business objectives, we are working to manage our operating expenses to be in the range of 30% to 35% of revenue as our business grows. However, there can be no assurance that we will achieve this objective. In 2005, our operating expenses declined to approach the top of this range, but our SG&A expenses in particular rose disproportionately in 2006 due to the business disruptions and challenges that we experienced in 2006 following the start-up of our new ERP system and costs associated with the restatement of our financial statements and the remediation of previously disclosed material weaknesses, and these expenses continued through part of 2007.

We believe that our quarterly operating expenses have begun to resume a more normalized run-rate, and we expect our SG&A expenses in 2008 to fall into the range of $44 million to $52 million. We began to see a trend that supports this expectation develop in 2007 as SG&A expenses averaged $14.9 million in each of the first two quarters of 2007 and averaged $12.2 million in the final two quarters of 2007.

Table 7

	Year Ended December 31,
	2007		2006		2005
		%		%		%
	Amount	Revenue	Amount	Revenue	Amount	Revenue
	(Dollars in thousands)

SG&A	$54,159	34.6%	$51,204	38.0%	$40,344	29.0%
R&D	14,430	9.2	14,098	10.5	12,176	8.7
Restructuring and related costs	—	—	6,646	4.9	1,227	0.9

Total	$68,589	43.8%	$71,948	53.4%	$53,747	38.6%

Selling, general, and administrative costs

Selling, general and administrative expenses increased by $3.0 million or 5.8% to $54.2 million in 2007 from $51.2 million in 2006 and increased by $10.9 million in 2006 compared to $40.3 million in 2005. As a percentage of revenue, selling, general and administrative expenses were 34.6%, 38.0% and 29.0% of consolidated revenue in 2007, 2006 and 2005, respectively.

The $3.0 million increase in selling, general and administrative expenses in 2007 compared to 2006 resulted from $8.8 million of higher SG&A costs that we incurred on a period-to-period basis through June 30, 2007, which were partially offset by a $5.8 million period-to-period decline in SG&A expenses in the third and fourth quarters of 2007. As noted above, we believe that our operating expenses began to resume a more normalized run-rate during the second half of 2007.

The $3.0 million increase in selling, general and administrative expenses in 2007 was primarily due to:

•	$2.8 million of higher expenses related to sales commissions and bonuses;

•	$1.4 million of higher audit fees;

•	$0.8 million of higher severance unrelated to our relocation; and

•	$0.9 million of higher depreciation expense related to the significant capital expenditures that we made in 2006 related to our relocation to Rock Hill.

which were partially offset by:

•	$1.5 million of lower bad debt expenses;

•	$1.2 million of lower travel expenses; and

•	$1.0 million of lower contract labor expense.

•	$0.5 million reduction in employee benefits related to a change in our vacation policy

The $10.9 million increase in selling, general and administrative expenses in 2006 was primarily due to:

•	$5.7 million of higher consulting expenses that were incurred primarily in connection with our ERP implementation and the restatement of our financial statements;

•	$1.5 million of higher bad debt expense;

•	$1.3 million of higher stock-based compensation expense arising from our adoption on January 1, 2006 of SFAS No. 123(R), “Share-Based Payment,” amounting to $0.7 million and an additional $0.5 million of fourth quarter 2006 expense related to prior years’ option grants;

•	$1.2 million of higher travel expenses related primarily to field service; and

•	$0.6 million of higher depreciation and amortization expense.

Research and development expenses.

Research and development expenses increased by 2.4% to $14.4 million in 2007 and by 15.8% to $14.1 million in 2006 from $12.2 million in 2005. In 2007 and 2006, these expenses included, among other projects, costs associated with the development of our V-Flashtm 3-D Desktop Modeler and a materials’ research and development project that we entered into with Symyx Corporation. In addition to the R&D expenses that we incurred with respect to our V-Flashtm modeler, we had capitalized $1.7 million of assets at December 31, 2007 related to this product, consisting of $0.6 million of capitalized software, $0.4 million of capitalized equipment and $0.7 million of inventory. We continue to work on a variety of new product developments, and we expect to incur approximately $13 million to $14 million of research and development expenses for 2008.

Restructuring and related costs.

Restructuring and related costs in 2006 and 2005 primarily included personnel, relocation and recruiting costs incurred in connection with our relocation to Rock Hill, South Carolina. These costs amounted to $6.6 million in 2006 and $1.2 million in 2005. At December 31, 2006 and 2005, we maintained less than $0.1 million and $0.4 million in restructuring reserves, respectively, for unexpended restructuring costs. We maintained no such reserves at December 31, 2007. See Note 10 to the Consolidated Financial Statements.

These restructuring and relocation costs do not include the capitalized lease value of the lease for the Rock Hill facility at December 31, 2007 or 2006, nor do they include the $3.7 million of capitalized tenant improvement and related costs that we incurred in 2006 to complete the Rock Hill facility. See “Liquidity and Capital Resources” below.

Our severance and other restructuring costs in 2005 related primarily to costs incurred in the fourth quarter of 2005 in connection with our relocation to Rock Hill. These costs included $0.7 million of personnel, relocation and recruiting costs and approximately $0.5 million of non-cash charges associated with accelerated amortization and asset impairments.

Income (loss) from operations

As a result of our higher revenue and gross profit and our lower level of total operating expenses in 2007 that are discussed above, our operating loss declined by 80.0% to $5.1 million in 2007 from $25.7 million in 2006. We reported $8.4 million of operating income for 2005. The 2007 reduction in operating loss included $7.0 million of operating losses incurred in the first six months of 2007 that were partially offset by $1.9 million of operating income in the last six months of 2007 as our operating results continued to improve.

On a geographic basis:

•	Our operating loss from our U.S. operations declined to $9.8 million in 2007 from $28.9 million in 2006. We reported $3.2 million of operating income in the U.S. in 2005.

•	Our operating income from operations in Europe declined to $1.4 million in 2007 from $3.2 million in 2006. We reported $3.4 million of operating income in our European operations in 2005.

•	Operating income from our Asia-Pacific operations increased to $2.1 million in 2007 from $1.8 million in 2006. We reported $2.9 million of operating income in our Asia-Pacific operations in 2005.

The following table sets forth operating income (loss) from operations by geographic area for 2007, 2006 and 2005 (dollars in thousands):

Table 8

	2007	2006	2005

Income (loss) from operations:
United States	$(9,924)	$(28,888)	$3,211
Germany	430	1,608	(1,104)
Other Europe	1,110	1,621	4,517
Asia-Pacific	2,127	1,770	2,900

Subtotal	(6,257)	(23,889)	9,524
Inter-segment elimination	1,128	(1,802)	(1,109)

Total	$(5,129)	$(25,691)	$8,415

With respect to the U.S., in 2007 and 2006, the changes in operating loss by geographic area reflected the same factors relating to our consolidated operating loss that are discussed above. As most of our operations outside of the U.S. are conducted through sales and marketing subsidiaries, the changes in operating income (loss) in our operations outside of the U.S. in each of 2007, 2006 and 2005 resulted primarily from changes in transfer pricing and in foreign currency translation.

Depreciation and amortization increased to $7.0 million in 2007 and $6.5 million in 2006 from $5.9 million in 2005. The increase in depreciation and amortization in 2007 and 2006 was primarily due to the investments that we made in our facilities, infrastructure, the opening of our rapid manufacturing center and product development capabilities in earlier periods. The increase in depreciation and amortization in 2006 was primarily the result of increased depreciation associated with additions to fixed assets, primarily resulting from our new facility in Rock Hill.

Interest and other expense, net

Interest and other expense, net, which consists primarily of interest income and interest expense, amounted to $1.1 million of net expense for 2007, $1.4 million of net expense for 2006 and $0.7 million of net expense for 2005. The 2007 decrease included interest expense on our bank borrowings and 6% convertible subordinated debentures while they were outstanding during 2007, which was only partially offset by interest income during 2007. The increase in 2006 compared with 2005 resulted from lower gains on the sale of fixed assets and higher other expenses arising from miscellaneous items.

We do not currently expect to incur additional borrowings during 2008 given our improved cash position. With the repayment of our bank borrowings and the conversion of our 6% convertible subordinated debentures during the third quarter of 2007, our quarterly interest expense was less than the income we recorded on our invested cash and cash equivalents during the remainder of 2007. We expect that interest and other expense, net will not be a material factor in our operating results during 2008.

Provisions for (benefit from) income taxes

We recorded $0.5 million and $2.2 million provisions for income taxes in 2007 and 2006, respectively, and a $1.7 million benefit from income taxes in 2005.

Our $0.5 million provision for income taxes in 2007 primarily reflects $0.9 million of tax expense associated with income taxes in foreign jurisdictions partially offset by a $0.4 million reduction at December 31, 2007 in the valuation allowance maintained with respect to our deferred tax assets for various foreign subsidiaries. See Note 20 of the Consolidated Financial Statements.

Our $2.2 million provision for income taxes in 2006 primarily reflects tax expense associated with the recording of a net $1.8 million increase in the valuation allowance maintained against our deferred income tax assets in 2006. This adjustment in our valuation allowance consisted of a $2.5 million increase in the valuation allowance recorded against our U.S. deferred income tax assets, partially offset by a $0.7 million reduction at December 31, 2006 in the valuation allowance maintained for various foreign subsidiaries. See Note 20 to the Consolidated Financial Statements. The remaining $0.4 million provision for tax expense in 2006 arose primarily from income taxes attributable to foreign jurisdictions.

A substantial portion of our deferred income tax assets results from available net operating loss carryforwards in the jurisdictions in which we operate. Certain of these net operating loss carryforwards for U.S. state income tax purposes began to expire in 2006, and certain of them will begin to expire in later years for foreign and U.S. Federal income tax purposes. See Note 20 to the Consolidated Financial Statements. While we were profitable in 2005, our level of U.S. losses for the years ended December 31, 2007 and 2006 may be viewed as evidence that we will not be able to utilize all of these net operating loss carryforwards before they expire.

Our 2005 tax benefit arose from the $2.5 million reduction in the valuation allowance maintained with respect to our U.S. deferred income tax assets discussed above that more than offset a $0.8 million provision for income taxes in 2005, arising primarily from foreign taxes. This reduction in the valuation allowance maintained with respect to our U.S. deferred income tax assets in 2005 was subsequently reversed in 2006 as described above.

Net income(loss); net income (loss) available to common stockholders

Our net loss declined by 77.0% in 2007 to $6.7 million from $29.3 million for 2006. We recorded $9.4 million of net income in 2005.

The principal reasons for our lower net loss in 2007 were:

•	The $20.6 million reduction in our operating loss;

•	The $1.7 million reduction in our income tax provisions discussed above, which included in 2006 a $1.8 million net increase in our valuation allowance arising from the reversal in 2006 of the $2.5 million deferred tax asset that we recorded at December 31, 2005 discussed above; and

•	The $0.3 million reduction of interest and other expense, net.

The principal reasons for our $29.3 million net loss for 2006 compared to our $9.4 million of net income for 2005 were:

•	A $34.1 million increase in operating loss, which more than offset our 2006 operating income;

•	A $3.9 million increase in our provisions for income taxes, which included the reversal of the $2.5 million deferred tax asset that we recorded at December 31, 2005 discussed above; and

•	A $0.7 million increase in interest and other expense, net.

Net income (loss) available to common stockholders differs from net income (loss) discussed above in that it includes the effect of preferred stock dividends that we paid on our Series B Convertible Preferred Stock while it was outstanding.

Net loss available to common stockholders for 2007 was $6.7 million. There was no difference between net loss and net loss available to the common stockholders in 2007 since we had no preferred stock outstanding and paid no preferred stock dividends during that period. On a per share basis, our net loss per share available to the common stockholders declined to $0.33 per share in 2007 on both a basic and fully diluted basis from $1.77 per share in 2006. See Note 17 to the Consolidated Financial Statements.

In 2006, net loss available to common stockholders was $30.7 million. This included $1.4 million of preferred stock dividends, of which $0.9 million was non-cash cost associated with the write-off of the initial offering costs that remained unaccreted and dividends accrued to June 8, 2006, related to our Series B Convertible Preferred Stock, all of which was converted into common stock as of that date.

Net income available to common stockholders for 2005 was $7.7 million after deducting accrued preferred stock dividends and accretion of preferred stock issuance costs with respect to our then outstanding Series B Convertible Preferred Stock. On a per share basis, we recorded $0.52 of basic income per share available to the common stockholders in 2005. After taking into account the dilutive effect of outstanding stock options, diluted income per share available to the common stockholders was $0.48 in 2005.

The dilutive effects of our outstanding convertible securities were excluded from the calculation of diluted income per share in 2007 and 2006 as they would have been anti-dilutive, that is, they would have increased net income per share or reduced net loss per share. See Note 17 to the Consolidated Financial Statements.

Liquidity and Capital Resources

During 2007, our primary sources of liquidity were the Silicon Valley Bank credit facility, discussed below, under which we borrowed $8.2 million in 2006 that we repaid on July 20, 2007 and the $20.4 million in net proceeds that we received on June 19, 2007 from the private placement of 1.25 million shares of common stock. We also generated $2.6 million of cash from operating activities in 2007. See “Cash flow” and “Outstanding debt and capitalized lease obligations” below.

Working capital

Our net working capital increased by $23.6 million to $40.9 million at December 31, 2007 from $17.3 million at December 31, 2006. Table 9 provides a summary of the net changes in working capital items from December 31, 2006 to December 31, 2007.

Table 9

Increase
(Decrease)
(In thousands,
except par value)

Working capital at December 31, 2006	$17,335
Changes in current assets:
Cash and cash equivalents	15,358
Accounts receivable, net of allowances	(3,398)
Inventories, net of reserves	(6,073)
Prepaid expenses and other current assets	(1,839)
Deferred income tax assets	(55)

Total current assets	3,993
Changes in current liabilities:
Bank credit facility	(8,200)
Current portion of long-term debt	(220)
Current portion of capitalized lease obligation	13
Accounts payable	(6,118)
Accrued liabilities	(329)
Customer deposits	(4,973)
Deferred revenue	249

Total current liabilities	(19,578)
Net change in working capital	23,571

Working capital at December 31, 2007	$40,906

Our unrestricted cash and cash equivalents increased by $15.4 million to $29.7 million at December 31, 2007 from $14.3 million at December 31, 2006. This increase resulted from $14.7 million of cash provided by financing activities, $2.6 million of cash provided by operating activities and the favorable $0.3 million effect of exchange rate changes on cash that were partially offset by $2.2 million of cash used in investing activities. Cash provided by financing activities included the $20.4 million of net proceeds from our private placement of common stock in June 2007 and net proceeds from stock option exercises and equity compensation, which were partially reduced by our repayment of $8.2 million of bank borrowings in July 2007.

Accounts receivable, net decreased by $3.4 million to $31.1 million at December 31, 2007 from $34.5 million at December 31, 2006. This decline was primarily attributable to the timing of collections, which resulted in a reduction of days’ sales outstanding to 64 days at December 31, 2007 from 74 days at December 31, 2006. Accounts receivable more than 90 days past due declined to 5.5% of gross receivables at December 31, 2007 compared to 9.9% of gross receivables at December 31, 2006 primarily due to our focus on resolving past due accounts.

Bad debt expense was $0.1 million for 2007, $1.6 million for 2006 and nominal for 2005. Our allowance for doubtful accounts declined to $2.1 million at December 31, 2007 from $2.4 million at December 31, 2006. This decline resulted primarily from the write down of uncollectible receivables and a reduction in the percentage of receivables over 90 days past due.

Components of inventories were as follows:

Table 10

	2007	2006

Raw materials	$835	$531
Inventory held by assemblers	197	1,048
Work in process	126	—
Finished goods and parts inventory	21,189	26,888

Total cost	22,347	28,467
Less: reserves	(2,306)	(2,353)

Inventories, net	$20,041	$26,114

Inventories decreased by $6.1 million to $20.0 million at December 31, 2007 from $26.1 million at December 31, 2006. This decrease resulted from a $5.7 million decrease in finished goods inventory, primarily due to a reduction in systems held as finished goods, and a $0.9 million decrease in inventory held by assemblers that was partially offset by a $0.3 million increase in raw materials inventory and a $0.1 million increase in work-in-process inventory.

We outsource substantially all of our equipment assembly and refurbishment activities. Most of our inventory consists of finished goods, including primarily systems, materials and service parts, as our third-party assemblers have taken over supply-chain responsibility for the assembly and refurbishment of systems. As part of our working capital management efforts, we worked throughout 2007 to effect inventory reductions in order to reduce our investment in working capital. We expect to continue this program during 2008.

We generally no longer hold in inventory most parts for systems production or refurbishment. In calculating inventory reserves, which were $2.3 million at December 31, 2007 and $2.4 million at December 31, 2006, we direct our attention to spare parts that we hold in inventory and that we expect to be used over the expected life cycles of the related systems, to inventory related to the blending of our engineered materials and composites and to our ability to sell items that are recorded in finished goods inventory, a large portion of which are new systems.

In connection with our outsourcing activities with our third-party assemblers, we sell to them components from time to time of our raw materials inventory related to systems that they assemble. We record those sales in our financial statements as a product financing arrangement under SFAS No. 49, “Accounting for Product Financing Arrangements.” At December 31, 2007, SFAS No. 49 inventory that we had sold to assemblers had declined to $0.2 million from $1.0 million of such inventory at December 31, 2006, and we had a corresponding accrued liability representing our non-contractual obligation to repurchase assembled systems and refurbished parts produced from such inventory. See Notes 3 and 4 to the Consolidated Financial Statements.

The components of prepaid expenses and other current assets were:

Table 11

	December 31,	December 31,
	2007	2006
	(Dollars in thousands)

Value added tax (“VAT”) and sales tax refunds	$670	$393
Progress payments to assemblers	866	698
Non-trade receivables	1,076	2,429
Other	1,817	2,748

Total	$4,429	$6,268

Our prepaid expenses and other current assets declined by $1.8 million to $4.4 million at December 31, 2007 from $6.3 million at December 31, 2006. The non-trade receivables shown in Table 11, the inventory held by assemblers shown in Table 10 and a related accrued liability in an amount that corresponds to the book value of inventory held by assemblers included in accrued liabilities on our Consolidated Balance Sheet relate to the accounting for our outsourcing arrangements pursuant to SFAS No. 49. The non-trade receivables shown in Table 11 declined by $1.4 million from December 31, 2006 to $1.1 million at December 31, 2007 as a result of a reduction in semi-finished systems and parts that our third-party assemblers purchased from us to complete the assembly of systems for which we had not received payment from them at period end. Progress payments to assemblers increased by $0.2 million to $0.9 million from $0.7 million in 2006. VAT and sales tax refunds increased by $0.3 million to $0.7 million at December 31, 2007. The increase was due primarily to an increase in VAT for which we expect to receive a refund after December 31, 2007.

As discussed elsewhere in this Form 10-K, we closed the Grand Junction facility late in April 2006 and subsequently listed it for sale, with $3.5 million of net assets related to that facility recorded on our Consolidated Balance Sheet as assets held for sale. Also, at December 31, 2007 and December 31, 2006 we have reflected $3.3 million and $3.5 million, respectively, as a current liability consisting of the outstanding principal amount of the industrial development bonds that financed that facility, in anticipation of the sale of the facility. See Notes 5 and 12 to the Consolidated Financial Statements.

Accounts payable declined by $6.1 million to $20.7 million at December 31, 2007 from $26.8 million at December 31, 2006. The decrease primarily related to lower payables associated with inventory and the absence of costs associated with our relocation and ERP implementation at December 31, 2007 compared to December 31, 2006.

Customer deposits decreased by $5.0 million from $6.5 million to $1.5 million as a result of our reduction of backlog from December 31, 2006 to December 31, 2007.

Deferred revenue increased by $0.2 million to $11.7 million at December 31, 2007 from $11.5 million at December 31, 2006 primarily due to a net increase in maintenance contracts and installation, training and warranty revenue from 2007 shipments.

The changes in 2007 that comprise the other components of working capital not discussed above arose in the ordinary course of business.

Differences not discussed above between the amounts of working capital item changes in the cash flow statement and the amounts of balance sheet changes for those items are primarily the result of foreign currency translation adjustments.

Cash flow

Table 12 summarizes the cash provided by or used in operating activities, investing activities and financing activities, as well as the effect of changes in foreign currency exchange rates on cash, for 2007, 2006, and 2005 (dollars in thousands).

Table 12

	2007	2006	2005

Cash provided by (used in) operating activities	$2,625	$(8,551)	$(5,760)
Cash used in investing activities	(2,205)	(11,016)	(2,669)
Cash provided by financing activities	14,669	9,964	5,506
Effect of exchange rate changes on cash	269	(394)	746

Net increase (decrease) in cash and cash equivalents	$15,358	$(9,997)	$(2,177)

Cash flow from operations

For the year ended December 31, 2007, we generated $2.6 million of net cash from operating activities. This cash flow from operations consisted of $9.5 million of non-cash items included in our net loss that was partially offset by our $6.7 million net loss and $0.3 million of cash used by net changes in operating accounts.

The principal changes in non-cash items that favorably affected operating cash flow included $7.0 million of depreciation and amortization expense and $2.7 million of stock-based compensation expense.

The principal changes in operating accounts included:

•	$5.0 million of cash provided from our lower accounts receivable; and

•	$6.1 million of cash provided from our lower inventories;

•	$2.0 million of cash provided by our lower prepaid expenses and other current assets;

that were partially offset by

•	$7.1 million of cash used in the reduction of accounts payable; and

•	$5.0 million of cash used with respect to customer deposits.

Our operations used $8.6 million of net cash in 2006. This use of cash was generated primarily by our $29.3 million net loss for the period, partially offset by $12.6 million of non-cash items and $7.2 million of net cash provided by changes in operating accounts. These changes are discussed below:

•	The $12.6 million of non-cash items included in the net loss for 2006 consisted primarily of (i) the provision for $1.8 million of valuation allowances that we placed during 2006 on our deferred income tax assets, (ii) $6.5 million of depreciation and amortization, (iii) $2.7 million of stock-based compensation expense and (iv) $1.6 million of adjustments of provision for bad debts;

•The $7.2 million of net cash provided by changes in operating accounts primarily included

•	a $15.0 million increase in accounts payable arising from the timing of payments and costs associated with our ERP implementation, relocation and severance, and build up of inventory;

•	a $4.5 million increase in customer deposits related primarily to payment terms we adopted that require deposits with system orders; and

•	a $3.0 million decrease in prepaid expenses and other current assets reflecting primarily changes in supply arrangements with certain of our outsource assemblers,

partially offset by

•	an $10.3 million increase in inventories, primarily reflecting an increase in finished goods inventory and SFAS No. 49 inventory held by assemblers;

•	a $2.7 million decrease in deferred revenue reflecting the recognition of maintenance and warranty revenue during 2006; and

•	a $1.9 million increase in accounts receivable, primarily due to higher receivable balances in Europe arising from customer delays in payment for systems while system performance issues were being resolved, most of those delayed payments having been collected during the first quarter of 2007.

In addition to the reasons for these 2006 changes that are discussed above, our operating results and our cash flow from operations were adversely affected in 2006 by the disruptions discussed above from the launch of our ERP system, supply chain activities and outsourcing of our spare parts warehousing and logistics activities that led, among other things, to shortages of parts and delays in both shipping finished products and invoicing our customers. At the same time, we purchased and paid for a large portion of the products that we had planned to sell to our customers, which reduced our available working capital.

Net cash used in operating activities in 2005 was $5.8 million. We generated $13.5 million of cash from our $9.4 million of net income in that year and $4.1 million of non-cash expense for depreciation and amortization that was more than offset by:

•	$1.9 million of reconciling items, including the $2.5 million reduction in our valuation allowance for our deferred income tax assets, a $0.3 million of gains on the disposition of property and equipment, partially offset by $0.9 million of stock-based compensation expense; and

•	$19.2 million of cash used in changes in operating accounts.

The principal changes in operating accounts in 2005 were:

•	$12.6 million of cash used for additions to accounts receivable;

•	$9.5 million of cash used for additions to inventories; and

•	$4.2 million of cash used for additions to prepaid expenses and other current assets,

partially offset by

•	a $4.9 million increase in accounts payable; and

•	$2.1 million of customer deposits and deferred revenue.

Cash flow from investing activities

Net cash used in investing activities in 2007 declined to $2.2 million from $11.0 million in 2006. This decrease was primarily due to our lower level of capital expenditures in 2007, reflecting the completion in 2006 of the capital projects associated with our Rock Hill facility and our lower level of capital expenditures in 2007.

We used $11.0 million of net cash for investing activities in 2006 compared to $2.7 million in 2005. This included $10.1 million of capital expenditures in 2006, of which $6.5 million primarily related to our new ERP system and the Rock Hill facility and $3.7 million related to certain tenant improvements in excess of the initial allowance for tenant improvements and change-order costs necessary to complete our new Rock Hill facility. Cash used in investing activities in 2006 also included $0.7 million of software development costs and $0.5 million for additions to patent and license rights. In 2006, we also recognized $0.2 million of cash from the proceeds of sales of property and equipment, primarily related to our Grand Junction facility that were no longer needed for our operations.

Investing activities in 2005 consisted principally of costs of acquiring and implementing our new enterprise-wide software system and computer hardware upgrades, other purchases of property and equipment, additions to licenses and patents and software development costs, partially offset by $0.7 million of proceeds from the disposition of property.

Capital expenditures were $0.9 million in 2007, $10.1 million in 2006 and $2.5 million in 2005. We expect our capital expenditures in 2008 to be in the range of $3 million to $5 million.

Cash flow from financing activities

Net cash provided by financing activities increased to $14.7 million in 2007 from $10.0 million for 2006 and $5.5 million for 2005. This 2007 increase resulted primarily from $20.4 million of net proceeds, after deducting issuance costs, of our private placement of common stock in June 2007 and $2.9 million of net proceeds from stock option exercises and equity compensation awards, and it was partially offset by our payment of $8.2 million of Silicon Valley Bank revolving credit borrowings in July 2007 and $0.4 million of repayments of industrial development bonds related to our Grand Junction facility during the year. The reduction in cash provided by stock option exercise proceeds and equity compensation awards in 2007 and 2006 as compared to 2005 is a trend that we expect to continue since we discontinued granting stock options in 2004, and there are now a lower number of stock options currently outstanding for future exercise.

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

The principal source of cash from financing activities in 2005 was $8.1 million received primarily from the exercise of stock options. Cash was used to pay preferred stock dividends, to make the semi-annual repayments required to be made under our industrial development bonds and to pay certain other obligations that came due during the year.

Outstanding debt and capitalized lease obligations

At December 31, 2007, total debt and capitalized lease obligations decreased to $12.2 million from $36.1 million at December 31, 2006 primarily due to the conversion of all of our outstanding 6% convertible subordinated debentures into common stock during 2007, our voluntary repayment of all outstanding borrowings under the Silicon Valley Bank credit facility, and scheduled payments of principal on our outstanding industrial development bonds. Our fixed-rate debt and capitalized lease obligations were $8.8 million at December 31, 2007 and $24.4 million at December 31, 2006. In June 2007, we issued a conditional call for redemption of our outstanding 6% convertible subordinated debentures, and all of them were converted into 1.5 million shares of common stock on July 20, 2007. In addition, on July 20, we repaid our $8.2 million of outstanding revolving credit borrowings with Silicon Valley Bank. Our only floating-rate debt obligation at December 31, 2007 was the outstanding industrial development bonds covering our Grand Junction facility.

Our outstanding debt and capitalized lease obligations at December 31, 2007 and December 31, 2006 were as follows:

Table 13

	2007	2006
	(Dollars in thousands)

Debt:
Silicon Valley Bank credit facility	$—	$8,200
Industrial development revenue bonds	3,325	3,545

Total	3,325	11,745

Capitalized lease obligations:
Current portion of capitalized lease obligation	181	168
Capitalized lease obligation, less current portion	8,663	8,844

Total	8,844	9,012

Subordinated debt:
6% convertible subordinated debentures	—	15,354
Total current portion	3,506	11,913

Total long-term portion	8,663	24,198

Total debt	$12,169	$36,111

Silicon Valley Bank loan and security agreement

On October 1, 2007, our loan and security agreement, as amended, with Silicon Valley Bank expired in accordance with its terms. At that time, the Company had $1.7 million of foreign exchange contracts outstanding with Silicon Valley Bank, with settlement dates through November 14, 2007, which Silicon Valley Bank agreed to permit to remain outstanding until their settlement dates. The credit facility had provided that we and certain of our subsidiaries could borrow up to $15 million of revolving loans, subject to a borrowing base tied to our accounts receivable. The credit facility included sub-limits for letters of credit and foreign exchange facilities and was secured by a first lien in favor of the Bank on certain of our assets, including domestic accounts receivable, inventory and certain fixed assets.

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

At December 31, 2006, we had $8.2 million of revolving borrowings outstanding under this credit facility. At December 31, 2006, we had $0.5 million of foreign exchange forward contracts outstanding with the Bank.

Capitalized lease obligations

Our outstanding capitalized lease obligations relate to two lease agreements that we entered into during 2006 with respect to our Rock Hill facility, one of which covers the facility itself and the other of which covers certain furniture and fixtures that we acquired for use in the facility. The carrying values of the headquarters facility lease and the furniture and fixture lease at December 31, 2007 and 2006, respectively, were $8.8 million and $9.0 million. See Note 22 to the Consolidated Financial Statements.

Industrial development bonds

Our Grand Junction, Colorado facility was financed by industrial development bonds in the original aggregate principal amount of $4.9 million. At December 31, 2007 and December 31, 2006, the outstanding principal amount of these bonds was $3.3 million and $3.5 million, respectively. Interest on the bonds accrues at a variable rate of interest and is payable monthly. The interest rate at December 31, 2007 and December 31, 2006 was 3.52% and 4.01%, respectively. Principal payments are due in semi-annual installments through August 2016.

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

The reimbursement agreement, as amended, contains financial covenants that require, among other things, that we maintain a minimum tangible net worth (as defined in the reimbursement agreement) of $23 million plus 50% of net income from July 1, 2001 forward and a fixed-charge coverage ratio (as defined in the reimbursement agreement) of no less than 1.25 to 1.00. We are required to demonstrate our compliance with these financial covenants as of the end of each calendar quarter. We obtained a waiver from compliance with these covenants at December 31, 2006 and for each subsequent period ending before December 31, 2007. We were in compliance with the financial covenants for the period ended December 31, 2007.

6% convertible subordinated debentures

On July 20, 2007, all of our outstanding 6% convertible subordinated debentures were converted by their holders into 1.5 million shares of our common stock following a conditional call for redemption that we issued in June 2007, and we paid the holders $0.1 million of accrued and unpaid interest upon the conversion of the debentures.

Prior to this conversion, these debentures bore interest at the rate of 6% per year payable semi-annually in arrears in cash on May 31 and November 30 of each year. They were convertible into shares of common stock at the option of the holders at any time prior to maturity at $10.18 per share. At December 31, 2006, $15.4 million aggregate principal amount of these debentures were outstanding.

Financial instruments

We conduct business in various countries using both the functional currencies of those countries and other currencies to effect cross border transactions. As a result, we are subject to the risk that fluctuations in foreign exchange rates between the dates that those transactions are entered into and their respective settlement dates will result in a foreign exchange gain or loss. When practicable, we endeavor to match assets and liabilities in the same currency on our balance sheet and those of our subsidiaries in order to reduce these risks. We also, when we consider it to be appropriate, enter into foreign currency contracts to hedge exposures arising from those transactions. We have not adopted hedge accounting under SFAS No. 133, “Accounting for Derivatives and Hedging Activities,” as amended by SFAS No. 137 and SFAS No. 138, and we recognize all gains and losses (realized or unrealized) in cost of sales in our Consolidated Statements of Operations.

The dollar equivalent of our foreign currency contracts and their related fair values as of December 31, 2007 and December 31, 2006 were as follows:

Table 14

	Foreign Currency		Foreign Currency
	Purchase Contracts		Sales Contracts
	2007	2006	2007	2006
	(Dollars in thousands)

Notional amount	$2,905	$536	$—	$2,487
Fair value	2,891	526	—	2,595

Net unrealized gain (loss)	$(14)	$(10)	$—	$(108)

At December 31, 2007 and 2006, the notional amount of these contracts at their respective settlement dates amounted to $2.9 million and $3.0 million, respectively. The 2007 contracts related primarily to purchases of inventory from third parties, and the 2006 contracts related primarily to intercompany payments from our subsidiaries. The notional amount of the purchase contracts aggregated CHF 3.3 million and CHF 0.6 million, respectively (equivalent to $2.9 million and $0.5 million, respectively, at settlement date.) The respective notional amounts of the intercompany purchase obligations at December 31, 2006 aggregated 1.5 million euros (equivalent to $1.9 million at the settlement date) and 0.3 million pound sterling (equivalent to $0.6 million at the settlement date). The fair value of these contracts at December 31, 2006 was $3.1 million. There were no such contracts at December 31, 2007.

The net fair value of all foreign exchange contracts at December 31, 2007 and 2006 reflected nominal unrealized losses at December 31, 2007 and $0.1 million of unrealized losses at December 31, 2006. The foreign currency contracts outstanding at December 31, 2007 expire at various times between January 3, 2008 and February 13, 2008.

Changes in the fair value of derivatives are recorded in cost of sales in our Consolidated Statements of Operations. Depending on their fair value at the end of the reporting period, derivatives are recorded either in prepaid and other current assets or in accrued liabilities in our Consolidated Balance Sheets.

The total impact of foreign currency related items on our Consolidated Statements of Operations was a nominal gain for 2007, a $0.1 million loss and $0.8 million loss for 2006 and 2005, respectively.

Commitments and contingencies

On February 8, 2006, we entered into a lease agreement with KDC-Carolina Investments 3, LP pursuant to which KDC constructed and leased to us an approximately 80,000 square foot building in Rock Hill, South Carolina. Under the terms of this lease, KDC agreed to lease the building to us for an initial 15-year term following completion. See Note 22 to the Consolidated Financial Statements. We took occupancy of the building in November 2006.

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

In accordance with SFAS No. 13, “Accounting for Leases,” we are considered an owner of the property. Therefore, as required by SFAS No. 13, as of December 31, 2006, we recorded $8.5 million as building in our consolidated balance sheet with a corresponding capitalized lease obligation in the liabilities section of the consolidated balance sheet. We also entered into several amendments to the lease in 2006 pursuant to which, among other things, we agreed to pay $3.4 million of the costs incurred and capitalized related to certain additional tenant improvements and change orders. See Note 22 to the Consolidated Financial Statements.

We lease certain other facilities under non-cancelable operating leases expiring through 2011. The leases are generally on a net-rent basis, under which we pay taxes, maintenance and insurance. Except for the lease of our former headquarters in Valencia, California, which expired at the end of January 2008, we expect leases that expire to be renewed or replaced by leases on other properties. Rental expense for the years ended December 31, 2007, 2006 and 2005 was $2.7 million, $2.4 million and $2.5 million, respectively.

For a discussion of debt commitments at December 31, 2007, see our discussion above under the heading “Industrial development bonds.”

Future contractual payments at December 31, 2007 are set forth in Table 20 below.

Table 15

	Year Ending December 31
	2008	2009-2010	2011-2012	Later Years	Total

Capitalized lease obligations	$793	$1,586	$1,485	$14,403	$18,267
Non-cancelable operating leases	1,885	1,535	882	73	4,375
Industrial development bonds(1)	355	763	846	1,994	3,958

Total	$3,033	$3,884	$3,213	$16,470	$26,600

(1)	Includes accrued interest at the 3.52% rate in effect at December 31, 2007 and scheduled principal payments in each year. Also assumes that these bonds will not be paid off until their scheduled maturity. We intend to repay these bonds upon sale of the Grand Junction facility.

Series B convertible preferred stock

No preferred stock was issued or outstanding at December 31, 2007 or December 31, 2006. On June 8, 2006, all of our then outstanding Series B Convertible Preferred Stock was converted by its holders into 2,639,772 shares of common stock, including 23,256 shares of common stock covering accrued and unpaid dividends to June 8, 2006. For the year ended December 31, 2006, we recognized $1.4 million of dividend cost.

Stockholders’ equity

Stockholders’ equity increased by $35.1 million to $104.8 million at December 31, 2007 from $69.7 million at December 31, 2006. This increase was primarily attributable to a $41.1 million increase in additional paid-in-capital consisting of:

•	$20.4 million of net proceeds, after deducting costs of issuance, from the private placement of common stock that we completed in June 2007;

•	$15.1 million arising from the conversion of our 6% convertible subordinated debentures during 2007;

•	$2.8 million of net proceeds from stock option exercises and other equity compensation awards during 2007;

•	$2.4 million of stock compensation expense recorded in stockholders’ equity in accordance with SFAS No. 123(R) during 2007; and

•	$0.4 million related to the issuance of restricted stock.

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

On an ongoing basis, we evaluate our estimates, including those related to stock-based compensation, revenue recognition, the allowance for doubtful accounts, income taxes, inventories, goodwill and other intangible and long-lived assets and contingencies. We base our estimates and assumptions on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Revenue recognition

Revenue from the sale of systems and related products and materials is recognized upon shipment or when services are performed, provided that persuasive evidence of a sales arrangement exists, both title and risk of loss have passed to the customer and collection is reasonably assured. Persuasive evidence of a sales arrangement exists upon execution of a written sales agreement that constitutes a fixed and legally binding commitment between us and the buyer. In instances where sales are made to an authorized reseller, the same criteria cited above is applied to determine the recognition of revenue. The reseller’s creditworthiness is evaluated prior to such sale. The reseller takes ownership of the related systems, products or materials and payment is not dependent upon the reseller’s sale to an end user.

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

Our systems are sold with licensed software products that are integral to the operation of the systems. We sell equipment with embedded software to our customers. The embedded software is not sold separately, it is not a significant focus of the marketing effort and we do not provide post-contract customer support specific to the software or incur significant costs that are within the scope of SFAS No. 86. Additionally, the functionality that the software provides is marketed as part of the overall product. The software embedded in the equipment is incidental to the equipment as a whole such that SOP No. 97-2, Software Revenue Recognition, is not applicable. Sales of these products are recognized in accordance with SEC Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition.

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

Our allowance for doubtful accounts declined to $2.1 million at December 31, 2007 from $2.4 million at December 31, 2006. This change resulted primarily from the write down of uncollectible receivables and a reduction in the percentage of receivables over 90 days past due. We believe that our allowance for doubtful accounts is a critical accounting estimate because it is susceptible to change and dependent upon events that may or may not occur and because the impact of recognizing additional allowances for doubtful accounts may be material to the assets reported on our balance sheet and in our results of operations.

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

At December 31, 2005, we performed an analysis pursuant to SFAS No. 109 to determine whether, in light of the improvement in our operations in 2004 and 2005, it was more likely than not that all or a portion of our deferred income tax assets would be able to be utilized. In performing this analysis, we considered, among other things, the amount of our taxable income in 2004 and 2005 and whether we had a basis to expect sufficient taxable income in future years to utilize our deferred income tax assets. Based on this analysis, we determined that it was more likely than not that we would be able to utilize a portion of our deferred income tax assets attributable to U.S. taxable income in 2006, and we accordingly reversed $2.5 million of our valuation allowance and recognized a corresponding benefit against our provision for income taxes in our Consolidated Statement of Operations for the year ended December 31, 2005. The $2.5 million net deferred income tax asset arising from this reversal was recorded as a current asset on our Consolidated Balance Sheet at December 31, 2005. As a result of this reversal and the other changes to our deferred income tax assets and liabilities during 2005, at December 31, 2005 our valuation allowance declined to $23.0 million.

During the year ended December 31, 2006; however, we recorded a $2.5 million valuation allowance against the deferred income tax assets that we recorded at the end of 2005. We determined that, as a result of the losses that we incurred during 2006 and our related prospects for the near future, it was more likely than not that we would be unable to utilize a portion of these deferred income tax assets attributable to anticipated U.S. income. We believe that recording a valuation allowance against this deferred income tax asset was prudent and appropriate in accordance with SFAS No. 109. As a result of this valuation allowance and other changes to our deferred income tax assets and liabilities during 2006, at December 31, 2006, our valuation allowance fully offset our net deferred income tax assets attributable to the U.S.

However, at December 31, 2006, we determined that it is more likely than not that we will be able to utilize a portion of our deferred income tax assets related to certain of our foreign operations in the near future. Accordingly, we reduced the valuation allowance attributable to our non-U.S. deferred income tax assets and recorded a $0.7 million deferred income tax asset related thereto in our Consolidated Balance Sheet at December 31, 2006, and we used this deferred tax asset in 2006 to reduce the foreign income taxes otherwise payable to those local jurisdictions. We conducted a similar review at December 31, 2007 and determined that it is more likely than not that we will be able to utilize an additional portion of our non-U.S. deferred income tax assets related to certain of our foreign operations in the near future. Accordingly, we reduced the valuation allowance by $0.4 million and recognized a corresponding benefit against our income tax provision in the Consolidated Statement of Operations for the year ended December 31, 2007.

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

The determination of our income tax provision is complex because we have operations in numerous tax jurisdictions outside the U.S. that are subject to certain risks that ordinarily would not be expected in the U.S. Tax regimes in certain jurisdictions are subject to significant changes, which may be applied on a retroactive basis. If this were to occur, our tax expense could be materially different than the amounts reported.

We periodically estimate the probable tax obligations using historical experience in tax jurisdictions and our informed judgment. There are inherent uncertainties related to the interpretation of tax regulations in the jurisdictions in which we transact business. The judgments and estimates made at a point in time may change based on the outcome of tax audits, as well as changes to, or further interpretations of, regulations. Income tax expense is adjusted in the period in which these events occur, and these adjustments are included in our consolidated statements of operations. If such changes take place, there is a risk that our effective tax rate may increase or decrease in any period.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109 (“FIN 48”), which became effective during the year ended December 31, 2007. FIN 48 addresses the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, a company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. See Note 20 to the Consolidated Financial Statements.

Inventories

Inventories are stated at the lower of cost or net realizable value, cost being determined predominately on the first-in, first-out method. Reserves for inventories are provided based on historical experience and current product demand. Our inventory reserve was $2.3 million and $2.4 million at December 31, 2007 and 2006, respectively. We evaluate the adequacy of these reserves quarterly. Our determination of the allowance for inventory reserves is subject to change because it is based on management’s current estimates of required reserves and potential adjustments.

We believe that the allowance for inventory obsolescence is a critical accounting estimate because it is susceptible to change and dependent upon events that may or may not occur and because the impact of recognizing additional obsolescence reserves may be material to the assets reported on our balance sheet and in our results of operations.

Goodwill and other intangible and long-lived assets

The annual impairment testing required by SFAS No. 142, “Goodwill and Other Intangible Assets,” requires us to use our judgment and could require us to write down the carrying value of our goodwill and other intangible assets in future periods. As required by SFAS No. 142, we have allocated goodwill to identifiable reporting units, which are tested for impairment using a two-step process detailed in that statement. See Notes 2 and 7 to the Consolidated Financial Statements. The first step requires comparing the fair value of each reporting unit with our carrying amount, including goodwill. If that fair value exceeds the carrying amount, the second step of the process is not required to be performed, and no impairment charge is required to be recorded. If that fair value does not exceed that carrying amount, we must perform the second step, which requires an allocation of the fair value of the reporting unit to all assets and liabilities of that unit as if the reporting unit had been acquired in a purchase business combination and the fair value of the reporting unit was the purchase price. The goodwill resulting from that purchase price allocation is then compared to the carrying amount with any excess recorded as an impairment charge.

Goodwill set forth on the Consolidated Balance Sheet as of December 31, 2007 arose from acquisitions carried out in years prior to December 31, 2003. Goodwill arising from the acquisition of DTM Corporation in 2001 was allocated to reporting units based on the percentage of SLS® systems then installed by geographic area. Goodwill arising from other acquisitions was allocated to reporting units based on geographic dispersion of the acquired companies’ sales at the time of their acquisition.

Pursuant to the requirements of SFAS No. 142, we are required to perform a valuation of our reporting units annually, or upon significant changes in our business environment. We have performed an evaluation of our reporting units for each year that SFAS No. 142 has been in effect, including the years ended December 31, 2007, 2006 and 2005 and concluded that, based on the discounted cash flow method, the fair values of our reporting units exceeded their carrying values for each year. Accordingly, no goodwill impairment adjustments were recorded for these years for goodwill recorded on our Consolidated Balance Sheets for those years.

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

Stock-based compensation

Effective January 1, 2006, we adopted SFAS No. 123(R), “Share-Based Payment,” that establishes standards for accounting for transactions in which we exchange our equity instruments for employee services based on the fair value of those equity instruments. Through December 31, 2005, we applied the intrinsic-value-based method of accounting prescribed by APB Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees,” and we adhered to the pro forma disclosure provisions of SFAS No. 123 and related interpretations to account for stock options previously issued under our stock option plans. These interpretations include FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25,” issued in March 2000.

Under this method, compensation expense was generally recorded on the date of a stock option grant only if the current market price of the underlying stock exceeded the exercise price. We had also adopted the “disclosure only” provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” which was released in December 2002 as an amendment to SFAS No. 123. These statements established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123 and SFAS No. 148, we elected to continue to apply the intrinsic-value-based method of accounting described above through December 31, 2005.

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

Recent Accounting Pronouncements

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement does not require any new fair value measurements. This statement is expected to be applied prospectively and is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. However, on February 12, 2008, the FASB issued FSP FAS 157-2 which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. We are currently assessing the impact that SFAS No. 157 may have on our consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141 (Revised), “Business Combinations” (“SFAS No. 141 (R)”), replacing SFAS No. 141, “Business Combinations” (“SFAS No. 141”). SFAS No. 141(R) retains the fundamental requirements of SFAS No. 141, broadens its scope by applying the acquisition method to all transactions and other events in which one entity obtains control over one or more other businesses, and requires, among other things, that assets acquired and liabilities assumed be measured at fair value as of the acquisition date, that liabilities related to contingent consideration be recognized at the acquisition date and remeasured at fair value in each subsequent reporting period, that acquisition-related costs be expensed as incurred, and that income be recognized if the fair value of the net assets acquired exceeds the fair value of the consideration transferred. SFAS No. 141 (R) is to be applied prospectively in financial statements issued for fiscal years beginning after December 15, 2008. We are currently assessing the impact that the adoption of SFAS No. 141 (R) may have on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for noncontrolling interests (i.e., minority interests) in a subsidiary, including changes in a parent’s ownership interest in a subsidiary and requires, among other things, that noncontrolling interests in subsidiaries be classified as a separate component of equity. Except for the presentation and disclosure requirements of SFAS No. 160, which are to be applied retrospectively for all periods presented, SFAS No. 160 is to be applied prospectively in financial statements issued for fiscal years beginning after December 15, 2008. We are currently assessing the impact that the adoption of SFAS No. 160 may have on our consolidated financial statements.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from fluctuations in interest rates, foreign currency exchange rates, and commodity prices, which may adversely affect our results of operations and financial condition. We seek to minimize these risks through regular operating and financing activities and, when we consider it to be appropriate, through the use of derivative financial instruments. We do not purchase, hold or sell derivative financial instruments for trading or speculative purposes.

Interest rates

Our exposure to market risk for changes in interest rates relates primarily to our cash and cash investments and our outstanding industrial development bonds. We seek to minimize the risk to our cash and cash investments by investing cash in excess of our operating needs in short-term, high-quality instruments issued by highly creditworthy financial institutions, corporations or governments. With the amount of cash and cash equivalents and floating-rate borrowings that we maintained at December 31, 2007, a hypothetical 1% or 100 basis point change in interest rates would have a $0.3 million effect on our financial position and results of operations.

From time to time, we may use derivative financial instruments, including interest rate swaps, collars or options, to manage our exposure to fluctuations in interest rates. At December 31, 2007, we had no such financial instruments outstanding.

The fair value of fixed-rate debt varies with changes in interest rates. Generally, the fair value of these fixed-rate instruments will increase as interest rates fall and decrease as interest rates rise. The carrying amounts and estimated fair values of our financial instruments at December 31, 2007 were as follows:

Table 16

	2007
	Carrying	Fair
	Amount	Value

Financial liabilities:
Industrial development bonds	$3,325	$3,325
Capitalized lease obligations	8,844	9,064

Total debt	$12,169	$12,389

No adjustment was necessary to reflect fair value of the industrial development bonds in 2007 due to the floating-rate nature of those bonds, interest on which varies weekly. The fair value of the amounts outstanding under the capitalized lease obligations at December 31, 2007 was determined by evaluating the nature and terms of the instrument and considering prevailing economic and market conditions. The interest rate used to discount the contractual payments associated with the capitalized lease obligations was 6.74% for 2007. See Note 11 to the Consolidated Financial Statements. Such estimates are subjective and involve uncertainties and matters of significant judgment. Changes in assumptions could significantly affect our estimates.

Foreign exchange rates

We transact business globally and are subject to risks associated with fluctuating foreign exchange rates. More than 50% of our consolidated revenue is derived from sales outside of the U.S. See “Business — Global Operations” above. This revenue is generated primarily from the operations of our foreign sales subsidiaries in their respective countries and surrounding geographic areas and is denominated in each subsidiary’s local functional currency although certain sales are denominated in other currencies, including U.S. dollars or euros, rather than the local functional currency. These subsidiaries incur most of their expenses (other than intercompany expenses) in their local functional currency. These currencies include the euro, pound sterling, Swiss franc and Japanese yen.

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

The total impact of foreign currency related items on our Consolidated Statements of Operations was a nominal gain for 2007, a $0.1 million loss and $0.8 million loss for 2006 and 2005, respectively. The unrealized effect of foreign currency translation in 2007 resulted in a $0.4 million gain that was recorded in stockholders’ equity as other comprehensive income, compared to a $1.6 million gain in 2006 and a $2.2 million loss in 2005. At December 31, 2007, a hypothetical change of 10% in foreign currency exchange rates would cause a $9.2 million change in revenue in our consolidated statement of operations assuming all other variables were held constant.

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

The dollar equivalent of our foreign currency contracts and their related fair values as of December 31, 2007 and 2006 was as follows:

Table 17

	Foreign Currency		Foreign Currency
	Purchase Contracts		Sales Contracts
	2007	2006	2007	2006
	(Dollars in thousands)

Notional amount	$2,905	$536	$—	$2,487
Fair value	2,891	526	—	2,595

Net unrealized gain (loss)	$(14)	$(10)	$—	$(108)

At December 31, 2007 and 2006, the notional amount of these contracts at their respective settlement dates amounted to $2.9 million and $3.0 million, respectively. The 2007 contracts related primarily to purchases of inventory from third parties, and the 2006 contracts related primarily to intercompany payments from our subsidiaries.. The notional amount of the purchase contracts related to purchases aggregated CHF 3.3 million and CHF 0.6 million, respectively (equivalent to $2.9 million and $0.5 million, respectively, at settlement date.) At December 31, 2006 the respective notional amounts of the contracts related to intercompany purchase obligations and 2006 aggregated euro 1.5 million (equivalent to $1.9 million at settlement date) pounds sterling 0.3 million (equivalent to $0.6 million at settlement date.). The fair value of these contracts at December 31, 2006 was $3.1 million. There were no such contracts at December 31, 2007.

The net fair value of all foreign exchange contracts at December 31, 2007 and 2006 reflected nominal unrealized losses of at December 31, 2007 and $0.1 million of unrealized losses at December 31, 2006. The foreign currency contracts outstanding at December 31, 2007 expire at various times between January 3, 2008 and February 13, 2008.

Changes in the fair value of derivatives are recorded in cost of sales in our Consolidated Statements of Operations. Depending on their fair value at the end of the reporting period, derivatives are recorded either in prepaid and other current assets or in accrued liabilities in our Consolidated Balance Sheets.

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

Commodity prices

We use various commodity raw materials and energy products in conjunction with our manufacturing processes. Generally, we acquire such components at market prices and do not use financial instruments to hedge commodity prices. As a result, we are exposed to market risks related to changes in commodity prices of these components. At December 31, 2007, a hypothetical 10% change in commodity prices for raw materials would cause a $1.0 million change to cost of sales in our consolidated statement of operations.

Item 8.	Financial Statements and Supplementary Data.

Our consolidated financial statements set forth below on pages F-1 through F-40 are incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) are controls and other procedures that are designed to provide reasonable assurance that the information that we are required to disclose in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

In connection with the preparation of this Annual Report, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007. In making this evaluation, our management considered the material weaknesses in our internal control over financial reporting that we disclosed in prior filings of our periodic reports under Section 13(a) of the Securities Exchange Act and the status of their remediation as discussed below, as well as the additional material weakness in our internal control over financial reporting that is discussed below. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2007 due to the continued existence of material weaknesses.

However, giving full consideration to the material weaknesses described below, we performed additional analyses and other procedures in order to provide assurance that our Consolidated Financial Statements included in this Annual Report were prepared in accordance with generally accepted accounting principles (“GAAP”) and present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP. As a result of these and other expanded procedures as described below, we concluded that the Consolidated Financial Statements included in this Annual Report present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Internal control over financial reporting is a process designed under the supervision of our principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Our internal control over financial reporting is supported by written policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and that our receipts and expenditures are being made and recorded only in accordance with authorizations of our management and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

In connection with the preparation of this Annual Report, with the participation of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. That evaluation also included an evaluation of the material weaknesses that we previously disclosed in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2006 as well as in other prior filings of our periodic reports under Section 13(a) of the Securities Exchange Act, the actions taken to remediate those material weaknesses and the testing of the effectiveness of those actions.

With the exception of our inventory as more fully discussed below, our management has concluded that the material weaknesses that we previously disclosed in our 2006 Form 10-K and in other prior filings of our periodic reports under Section 13(a) of the Securities Exchange Act have been fully remedied as of December 31, 2007.

The remedial actions that we have taken to remedy such material weaknesses may be regarded as material changes in our internal control over financial reporting that have occurred since December 31, 2006. These remedial actions are described in our prior periodic filings with the SEC. Due, among other things, to the difficulties that we experienced in preparing timely financial statements for the period ended September 30,

2006 and for subsequent periods ended prior to June 30, 2007, it is not practicable to determine the financial periods within those time periods during which each of those changes became effective.

With respect to our previously reported failure to adequately control access to the databases in our new ERP system, during the fourth quarter of 2007, we:

•	Conducted a review of employee access to our ERP system world-wide;

•	Used built-in ERP security features to implemented targeted access to the various data applications in our ERP system;

•	Implemented formal request and approval process for any ERP access changes;

•	Moved control of all ERP access changes to our corporate offices; and

•	Implemented a formal periodic access review program for ERP users.

These actions may also be regarded as material changes in our internal control over financial reporting that have occurred since December 31, 2006.

Despite the remediation of prior material weaknesses, as a result of the material weaknesses described below, our management concluded that as of December 31, 2007 we did not maintain effective internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework, issued by COSO.

A “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. A “significant deficiency” is a deficiency, or combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of financial reporting.

As of December 31, 2007, the following material weaknesses in our internal control over financial reporting had not been fully remedied and continued to exist:

1. There was a lack of oversight and review of our inventory costing system.

With respect to accounting for inventory, we determined that this material weakness resulted from the lack of a system based methodology and lack of oversight and review of the inventory cost variance and reserve calculations. In order to fully remediate this material weakness, we plan to implement further controls and to conduct such testing as is necessary to conclude that remediation has occurred during 2008.

2.	Ineffective design and operation of controls for certain inventory shipments and recognition of the related revenue.

At December 31, 2007, we determined that a material weakness existed in connection with the third-party service provider that we utilize for outsourcing logistics and warehousing of our spare-parts inventory and certain of our finished goods supply activities. Certain processes adopted by this service provider affected the accurate accounting for inventory and our timing of the recognition of the related revenue. We reviewed the effect of this material weakness on each accounting period that was affected and concluded that it did not result in a material misstatement of our financial statements in any accounting period. While we believe that this material weakness has subsequently been fully remediated, our testing for periods subsequent to December 31, 2007 is not yet complete.

Each of the material weaknesses described above could result in a material misstatement to the annual or interim Consolidated Financial Statements that would not be prevented or detected. As a result, management has determined that each of the control deficiencies discussed above constitutes a material weakness.

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

Item 9A(T).	Controls and Procedures.

Not applicable.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The balance of the information required in response to this Item will be set forth in our Proxy Statement for our 2008 Annual Meeting of Stockholders under the captions “Election of Directors — Information Concerning Nominees,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance Matters — Code of Conduct and Code of Ethics”, “Corporate Governance Matters — Corporate Governance and Nominating Committee,” and “Corporate Governance Matters — Audit Committee.” Such information is incorporated herein by reference.

Item 11.	Executive Compensation.

The information in response to this Item will be set forth in our Proxy Statement for our 2008 Annual Meeting of Stockholders under the captions “Director Compensation,” “Executive Compensation,” “Corporate Governance Matters — Compensation Committee,” and “Executive Compensation — Compensation Committee Report.” Such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as set forth below, the information required in response to this Item will be set forth in our Proxy Statement for our 2008 Annual Meeting of Stockholders under the caption “Security Ownership of Certain Beneficial Owners and Management.” Such information is incorporated herein by reference.

Equity Compensation Plans

The following table summarizes information about the equity securities authorized for issuance under our compensation plans as of December 31, 2007. For a description of these plans, please see Note 14 to the Consolidated Financial Statements.

		Weighted Average	Number of Securities
	Number of Securities	Exercise Price of	Remaining
	to be Issued Upon	Outstanding	Available for
	Exercise of	Options,	Future Issuance
	Outstanding Options,	Warrants and	Under Equity
Plan Category	Warrants and Rights	Rights	Compensation Plans
	(Number of securities in thousands)

Equity compensation plans approved by stockholders	740	$9.51	861
Equity compensation plans not approved by stockholders	344	7.22	—

Total	1,084	8.78	861

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required in response to this Item will be set forth in our Proxy Statement for our 2008 Annual Meeting of Stockholders under the caption “Corporate Governance Matters — Director Independence.” Such information is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

The information in response to this Item will be set forth in our Proxy Statement for our 2008 Annual Meeting of Stockholders under the caption “Fees of Independent Registered Public Accounting Firm.” Such information is incorporated herein by reference.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)(3)		Exhibits

The following exhibits are included as part of this filing and incorporated herein by this reference:
3.1		Certificate of Incorporation of Registrant. (Incorporated by reference to Exhibit 3.1 to Form 8-B filed on August 16, 1993, and the amendment thereto, filed on Form 8-B/A on February 4, 1994.)
3.2		Amendment to Certificate of Incorporation filed on May 23, 1995. (Incorporated by reference to Exhibit 3.2 to Registrant’s Registration Statement on Form S-2/A, filed on May 25, 1995.)
3.3		Certificate of Designation of Rights, Preferences and Privileges of Preferred Stock. (Incorporated by reference to Exhibit 2 to Registrant’s Registration Statement on Form 8-A filed on January 8, 1996.)
3.4		Certificate of Designation of the Series B Convertible Preferred Stock, filed with the Secretary of State of Delaware on May 2, 2003. (Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K, filed on May 7, 2003.)
3.5		Certificate of Elimination of Series A Preferred Stock filed with the Secretary of State of Delaware on March 4, 2004. (Incorporated reference to Exhibit 3.6 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, filed on March 15, 2004.)
3.6		Certificate of Elimination of Series B Preferred Stock filed with the Secretary of State of Delaware on June 9, 2006. (Incorporated reference to Exhibit 3.1 of Registrant’s Current Report on Form 8-K, filed on June 9, 2006.)
3.7		Certificate of Amendment of Certificate of Incorporation filed with Secretary of State of Delaware on May 19, 2004. (Incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, filed on August 5, 2004.)
3.8		Certificate of Amendment of Certificate of Incorporation filed with Secretary of State of Delaware on May 17, 2005. (Incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, filed on August 1, 2005.)
3.9		Amended and Restated By-Laws. (Incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K, filed on December 1, 2006.)
4	.1*	3D Systems Corporation 1996 Stock Incentive Plan. (Incorporated by reference to Appendix A to Registrant’s Definitive Proxy Statement filed on March 30, 2001.)
4	.2*	Form of Incentive Stock Option Contract for Executives pursuant to the 1996 Stock Incentive Plan. (Incorporated by reference to Exhibit 4.6 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 16, 2001.)
4	.3*	Form of Non-Statutory Stock Option Contract for Executives pursuant to the 1996 Stock Incentive Plan. (Incorporated by reference to Exhibit 4.7 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 16, 2001.)
4	.4*	Form of Employee Incentive Stock Option Contract pursuant to the 1996 Stock Incentive Plan. (Incorporated by reference to Exhibit 4.8 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999, filed on March 30, 2000.)

(a)(3)		Exhibits

4	.5*	Form of Employee Non-Statutory Stock Option Contract pursuant to the 1996 Stock Incentive Plan. (Incorporated by reference to Exhibit 4.9 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999, filed on March 30, 2000.)
4	.6*	3D Systems Corporation 1996 Non-Employee Directors’ Stock Option Plan. (Incorporated by reference to Appendix B to Registrant’s Definitive Proxy Statement filed on March 30, 2001.)
4	.7*	Form of Director Option Contract pursuant to the 1996 Non-Employee Director Stock Option Plan. (Incorporated by reference to Exhibit 4.5 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999, filed on March 30, 2000.)
4	.8*	3D Systems Corporation 1998 Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-8 filed on July 10, 1998.)
4	.9*	3D Systems Corporation 2001 Stock Option Plan. (Incorporated by reference to Exhibit 10.1 to Registrant’s Registration Statement on Form S-8 filed on June 11, 2001.)
4	.10*	2004 Incentive Stock Plan of 3D Systems Corporation. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8, filed on May 19, 2004.)
4	.11*	Form of Restricted Stock Purchase Agreement for Employees. (Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8, filed on May 19, 2004.)
4	.12*	Form of Restricted Stock Purchase Agreement for Officers. (Incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8, filed on May 19, 2004.)
4	.13*	Restricted Stock Plan for Non-Employee Directors of 3D Systems Corporation. (Incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8, filed on May 19, 2004.)
4	.14*	Amendment No. 1 to Restricted Stock Plan for Non-Employee Directors. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, filed on August 1, 2005.)
4	.15*	Form of Restricted Stock Purchase Agreement for Non-Employee Directors. (Incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-8, filed on May 19, 2004.)
10	.1*	Form of Indemnification Agreement between Registrant and certain of its executive officers and directors. (Incorporated by reference to Exhibit 10.18 to Form 8-B filed on August 16, 1993, and the amendment thereto, filed on Form 8-B/A on February 4, 1994.)
10.2		Patent License Agreement dated December 16, 1998 by and between 3D Systems, Inc., NTT Data CMET, Inc. and NTT Data Corporation. (Incorporated by reference to Exhibit 10.56 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998, filed on March 31, 1999.)
10.3		Lease Agreement dated February 8, 2006 between the Registrant and KDC-Carolina Investments 3, LP. (Incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K, filed on February 10, 2006.)
10.4		First Amendment to Lease Agreement dated August 7, 2006 between the Registrant and KDC-Carolina Investments 3, LP. (Incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K, filed on August 14, 2006.)
10.5		Second Amendment to Lease Agreement effective as of October 6, 2006 to Lease Agreement dated February 8, 2006 between 3D Systems Corporation and KDC-Carolina Investments 3, LP. (Incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K, filed on October 10, 2006.)
10.6		Third Amendment to Lease Agreement effective as of December 18, 2006 to Lease Agreement dated February 8, 2006 between 3D Systems Corporation and KDC-Carolina Investments 3, LP. (Incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K, filed on December 20, 2006.)
10.7		Fourth Amendment to Lease Agreement effective as of February 26, 2007 to Lease Agreement dated February 8, 2006 between 3D Systems Corporation and KDC-Carolina Investments 3, LP. (Incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K, filed on March 1, 2007.)
10.8		Sixth Amendment to Reimbursement Agreement dated November 8, 2002, between Registrant and Wells Fargo Bank West, National Association. (Incorporated by reference to Exhibit 10.10 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 27, 2002, filed on November 12, 2002.)

(a)(3)		Exhibits

10.9		Seventh Amendment to Reimbursement Agreement dated March 4, 2004, between Registrant and Wells Fargo Bank, N.A. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed on March 10, 2004.)
10.10		Waiver dated June 26, 2003, between Wells Fargo Bank West, N.A. and Registrant. (Incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 28, 2003, filed on July 14, 2003.)
10.11		Waiver entered into on January 12, 2004, between Wells Fargo Bank, N.A. and 3D Systems Corporation. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed on January 21, 2004.)
10	.12*	Employment Letter Agreement, effective September 19, 2003, by and between Registrant and Abraham N. Reichental. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed on September 22, 2003.)
10	.13*	Agreement, dated December 17, 2003, by and between Registrant and Abraham N. Reichental. (Incorporated by reference to Exhibit 10.43 to Registrant’s Amendment No. 1 to Registration Statement on Form S-1, filed on January 21, 2004.)
10	.14*	First Amendment to Employment Agreement, dated July 24, 2007, by and between Registrant and Abraham N. Reichental. (Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007, filed on August 6, 2007.)
10.15		Letter Agreement by and between 3D Systems Corporation and Fred R. Jones. (Incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K, filed on April 2, 2007.)
10.16		Form of Securities Purchase Agreements, dated as of June 19, 2007, between 3D Systems Corporation and the investors signatory thereto. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed on June 20, 2007).
10.17		Registration Rights Agreement, dated as of June 19, 2007, between 3D Systems Corporation and the investors signatory thereto. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K, filed on June 20, 2007).
14.1		Code of Conduct, as amended effective as of November 30, 2006 (Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K, filed on December 1, 2006.)
14.2		3D Systems Corporation Code of Ethics for Senior Financial Executives and Directors. (Incorporated by reference to Exhibit 14.2 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, filed on March 15, 2004.)
21.1		Subsidiaries of Registrant.
23.1		Consent of Independent Registered Public Accounting Firm dated March 17, 2008.
31.1		Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated March 17, 2008.
31.2		Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated March 17, 2008.
32.1		Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated March 17, 2008.
32.2		Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated March 17, 2008.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

3D Systems Corporation

By:	/s/ Abraham N. Reichental
Abraham N. Reichental
President and Chief Executive Officer

Date: March 17, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Abraham N. Reichental Abraham N. Reichental	Chief Executive Officer, President and Director (Principal Executive Officer)	March 17, 2008

/s/ Damon J. Gregoire Damon J. Gregoire	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 17, 2008

/s/ Charles W. Hull Charles W. Hull	Executive Vice President, Chief Technology Officer and Director	March 17, 2008

/s/ G. Walter Loewenbaum, II G. Walter Loewenbaum, II	Chairman of the Board of Directors	March 17, 2008

/s/ Miriam V. Gold Miriam V. Gold	Director	March 17, 2008

/s/ Jim D. Kever Jim D. Kever	Director	March 17, 2008

/s/ Kevin S. Moore Kevin S. Moore	Director	March 17, 2008

/s/ Daniel S. Van Riper Daniel S. Van Riper	Director	March 17, 2008

/s/ William E. Curran William E. Curran	Director	March 17, 2008

3D Systems Corporation

Index to Consolidated Financial Statements
and Consolidated Financial Statement Schedule

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
3D Systems Corporation
Rock Hill, South Carolina

We have audited 3 D Systems Corporation and its subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). 3 D Systems Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses regarding the lack of oversight and review of the Company’s inventory costing system and the ineffective design and operation of controls for certain inventory shipments and recognition of the related revenue have been identified and described in management’s assessment. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2007 financial statements, and this report does not affect our report dated March 17, 2008 on those financial statements.

In our opinion, 3D Systems Corporation did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We do not express an opinion or any other form of assurance on management’s statements referring to any changes in internal controls over financial reporting during the year, or any corrective actions taken by the company after the date of management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of 3D Corporation and its subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, comprehensive income (loss) and cash flows for each of the three years in the period ended December 31, 2007 and our report dated March 17, 2008 expressed an unqualified opinion thereon.

/s/  BDO Seidman, LLP

BDO Seidman, LLP
Charlotte, North Carolina
March 17, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
3D Systems Corporation
Rock Hill, South Carolina

We have audited the accompanying consolidated balance sheets of 3D Systems Corporation and its subsidiaries (the “Company”) as of December 31, 2007 and 2006 and the related consolidated statements of operations, stockholders’ equity, comprehensive income (loss) and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of 3D Systems Corporation and its subsidiaries as of December 31, 2007 and 2006 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 20 to the consolidated financial statements, effective January 1, 2007 the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB No. 109. As discussed in Notes 14 and 15 to the consolidated financial statements, effective January 1, 2006 the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, and Statement of Financial Accounting Standards No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, respectively.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Criteria) and our report dated March 17, 2008 expressed an adverse opinion thereon.

/s/  BDO Seidman, LLP

BDO Seidman, LLP
Charlotte, North Carolina
March 17, 2008

3D Systems Corporation

Consolidated Balance Sheets
As of December 31, 2007 and 2006

	2007	2006
	(In thousands,
	except par value)

ASSETS
Current assets:
Cash and cash equivalents	$29,689	$14,331
Accounts receivable, net of allowance for doubtful accounts of $2,072 (2007) and $2,359 (2006)	31,115	34,513
Inventories, net of reserves of $2,306 (2007) and $2,353 (2006)	20,041	26,114
Prepaid expenses and other current assets	4,429	6,268
Deferred income tax assets	693	748
Restricted cash	1,200	1,200
Assets held for sale	3,454	3,454

Total current assets	90,621	86,628
Property and equipment, net	21,331	23,763
Intangible assets, net	5,170	6,602
Goodwill	47,682	46,867
Other assets, net	2,581	2,334

	$167,385	$166,194

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank credit facility	$—	$8,200
Industrial development bonds	3,325	3,545
Current portion of capitalized lease obligation	181	168
Accounts payable	20,712	26,830
Accrued liabilities	12,248	12,577
Customer deposits	1,537	6,510
Deferred revenue	11,712	11,463

Total current liabilities	49,715	69,293
Long-term portion of capitalized lease obligation	8,663	8,844
Convertible subordinated debentures	—	15,354
Other liabilities	4,238	3,034

Total liabilities	62,616	96,525

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred Stock, authorized 5,000 shares, none issued	—	—
Common stock, $0.001 par value, authorized 60,000 shares; 22,224 (2007) and 19,113 (2006) issued	22	19
Additional paid-in capital	173,645	132,566
Treasury stock, at cost; 50 shares (2007) and 28 shares (2006)	(111)	(89)
Accumulated deficit in earnings	(72,403)	(64,455)
Accumulated other comprehensive income	3,616	1,628

Total stockholders’ equity	104,769	69,669

	$167,385	$166,194

See accompanying notes to consolidated financial statements.

3D Systems Corporation

Consolidated Statements of Operations
Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
	(In thousands, except per share amounts)

Revenue:
Products	$120,147	$98,525	$99,781
Services	36,369	36,295	39,297

Total revenue	156,516	134,820	139,078

Cost of sales:
Products	65,633	59,229	50,332
Services	27,423	29,334	26,584

Total cost of sales	93,056	88,563	76,916

Gross profit	63,460	46,257	62,162

Operating expenses:
Selling, general and administrative	54,159	51,204	40,344
Research and development	14,430	14,098	12,176
Restructuring and related costs	—	6,646	1,227

Total operating expenses	68,589	71,948	53,747

Income (loss) from operations	(5,129)	(25,691)	8,415
Interest and other expense, net	1,120	1,410	700

Income (loss) before income taxes	(6,249)	(27,101)	7,715
Provision (benefit) for income taxes	491	2,179	(1,691)

Net income (loss)	(6,740)	(29,280)	9,406
Preferred stock dividends and accretion of unamortized issuance costs	—	1,414	1,679

Net income (loss) available to common stockholders	$(6,740)	$(30,694)	$7,727

Net income (loss) available to common stockholders per share — basic	$(0.33)	$(1.77)	$0.52

Net income (loss) available to common stockholders per share — diluted	$(0.33)	$(1.77)	$0.48

See accompanying notes to consolidated financial statements.

3D Systems Corporation

Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2007, 2006 and 2005

	Common Stock
		Par		Additional			Treasury Stock			Other	Total
		Value		Paid in	Preferred	Deferred			Accumulated	Comprehensive	Stockholders’
	Shares	$0.001		Capital	Stock	Compensation	Shares	Amount	Deficit	Income (Loss)	Equity
	(In thousands, except par value)

Balance at December 31, 2004	14,498	$14		$100,260	$(2,401)	$(45)	8	$(68)	$(44,581)	$2,477	$55,656

Exercise of stock options	672	1		7,991	—	—	—	—	—	—	7,992
Employee stock purchase plan	9	—	(a)	126	—	—	—	—	—	—	126
Stock compensation	—	—	(a)	—	—	—	—	—	—	—	—
Issuance of restricted stock	121	—	(a)	2,378	—	(1,901)	4	(5)	—	—	472
Amortization of restricted stock	—	—		—	—	485	—	—	—	—	485
Conversion of preferred stock	4			26	—	—	—	—	—	—	26
Conversion of subordinated debentures	10	—		100	—	—	—	—	—	—	100
Preferred stock dividends	—	—		—	(1,615)	—	—	—	—	—	(1,615)
Accretion of preferred stock issuance costs	—	—		(211)	(63)	—	—	—	—	—	(274)
Net income	—	—		—	—	—	—	—	9,406	—	9,406
Foreign currency translation adjustment	—	—		—	—	—	—	—		(2,162)	(2,162)

Balance at December 31, 2005	15,314	15		110,670	(4,079)	(1,461)	12	(73)	(35,175)	315	70,212

Exercise of stock options	288	—	(a)	2,607	—	—	—	—	—	—	2,607
Employee stock purchase plan	2	—	(a)	33	—	—	—	—	—	—	33
Stock compensation expense	—			2,677	—	—	—	—	—	—	2,677
Issuance (repurchase) of restricted stock	156	—	(a)	145	—	—	16	(16)	—	—	129
Adoption of FASB 123R	—	—		(1,461)	—	1,461	—	—	—	—	—
Conversion of preferred stock	2,617	3		15,699	—	—	—	—	—	—	15,702
Conversion of subordinated debentures	713	1		7,249	—	—	—	—	—	—	7,250
Common stock issued for preferred stock dividends	23	—	(a)	440	—	—	—	—	—	—	440
Preferred stock dividends	—	—	(a)	(5,493)	4,526	—	—	—	—	—	(967)
Accretion of preferred stock issuance costs	—	—		—	(447)	—	—	—	—	—	(447)
Cumulative loss on pension plan — unrealized	—	—		—	—	—		—	—	(267)	(267)
Net loss	—	—		—	—	—	—	—	(29,280)	—	(29,280)
Foreign currency translation adjustment	—	—		—	—	—	—	—	—	1,580	1,580

Balance at December 31, 2006	19,113	19		132,566	—	—	28	(89)	(64,455)	1,628	69,669

Exercise of stock options	269	1		2,843	—	—	—	—	—	—	2,844
Conversion of subordinated debentures	1,508	1		15,131	—	—	—	—	—	—	15,132
Issuance (repurchase) of restricted stock	84	—	(a)	70	—	—	22	(22)	—	—	48
Stock compensation expense	—	—	(a)	2,668	—	—	—	—	—	—	2,668
Private placement	1,250	1		20,367	—	—	—	—	—	—	20,368
Cumulative effect of adoption of accounting for uncertainty of income taxes	—	—		—	—	—		—	(1,208)	—	(1,208)
Net loss	—	—		—	—	—	—	—	(6,740)	—	(6,740)
Foreign currency translation adjustment	—	—		—	—	—	—	—	—	1,606	1,606
Cumulative gain on pension plan — unrealized	—	—		—	—	—		—	—	382	382

Balance at December 31, 2007	22,224	$22		$173,645	$—	$—	50	$(111)	$(72,403)	$3,616	$104,769

(a)	Amounts not shown due to rounding.

See accompanying notes to consolidated financial statements.

3D Systems Corporation

Consolidated Statements of Comprehensive Income (Loss)
Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
	(In thousands)

Net income (loss)	$(6,740)	$(29,280)	$9,406
Other comprehensive income (loss):
Unrealized gain (loss) on pension obligation	382	(267)	—
Foreign currency translation adjustments	1,606	1,580	(2,162)

Comprehensive income (loss), net	$(4,752)	$(27,967)	$7,244

See accompanying notes to consolidated financial statements.

3D Systems Corporation

Consolidated Statements of Cash Flows
Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$(6,740)	$(29,280)	$9,406
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for (benefit of) deferred income taxes	(268)	1,752	(2,500)
Depreciation and amortization	6,970	6,529	5,926
Provisions for (benefit of) bad debts	109	1,612	(48)
Stock-based compensation	2,668	2,677	835
(Gain) loss on disposition of property and equipment	6	7	(262)
Changes in operating accounts:
Accounts receivable	4,988	(1,937)	(12,615)
Lease receivables	—	177	448
Inventories	6,055	(10,274)	(9,508)
Prepaid expenses and other current assets	2,000	2,979	(4,225)
Accounts payable	(7,141)	14,957	4,911
Accrued liabilities	(683)	(104)	107
Customer deposits	(4,977)	4,527	1,157
Deferred revenue	(160)	(2,735)	945
Other operating assets and liabilities	(202)	562	(337)

Net cash provided by (used in) operating activities	2,625	(8,551)	(5,760)

Cash flows used in investing activities:
Purchases of property and equipment	(946)	(10,100)	(2,516)
Proceeds from disposition of property and equipment	21	248	727
Additions to license and patent costs	(683)	(506)	(372)
Software development costs	(597)	(658)	(508)

Net cash used in investing activities	(2,205)	(11,016)	(2,669)

Cash flows provided by financing activities:
Bank borrowings	(8,200)	8,200	—
Proceeds from issuance of common stock	20,367	—	—
Stock options, stock purchase plan and restricted stock proceeds	2,890	2,775	8,135
Repayment of long-term debt	(388)	(226)	(180)
Payments under obligation to former stockholders of 3D Systems S.A.	—	—	(585)
Securities issuance costs	—	—	(211)
Payment of preferred stock dividends	—	(785)	(1,617)
Payment of accrued liquidated damages	—	—	(36)

Net cash provided by financing activities	14,669	9,964	5,506

Effect of exchange rate changes on cash	269	(394)	746

Net increase (decrease) in cash and cash equivalents	15,358	(9,997)	(2,177)
Cash and cash equivalents at the beginning of the period	14,331	24,328	26,505

Cash and cash equivalents at the end of the period	$29,689	$14,331	$24,328

See accompanying notes to consolidated financial statements.

3D Systems Corporation

Notes to Consolidated Financial Statements

Note 1	Basis of Presentation

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

Revenue Recognition

Revenue from the sale of systems and related products and materials is recognized upon shipment or when services are performed, provided that persuasive evidence of a sales arrangement exists, both title and risk of loss have passed to the customer and collection is reasonably assured. Persuasive evidence of a sales arrangement exists upon execution of a written sales agreement that constitutes a fixed and legally binding commitment between the Company and the buyer. In instances where sales are made to an authorized reseller, the same criteria cited above is applied to determine the recognition of revenue. The reseller’s creditworhiness is evaluated prior to such sale. The reseller takes ownership of the related systems, products or materials and payment is not dependent upon the reseller’s sale to an end user.

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

The software products licensed with the Company’s systems are integral to the operation of the systems. We sell equipment with embedded software to our customers. The embedded software is not sold separately, it is not a significant focus of the marketing effort and we do not provide post-contract customer support specific to the software or incur significant costs that are within the scope of Statement of Financial Accounting

3D Systems Corporation

Notes to Consolidated Financial Statements — (Continued)

Standards (“SFAS”) No. 86. Additionally, the functionality that the software provides is marketed as part of the overall product. The software embedded in the equipment is incidental to the equipment as a whole such that SOP No. 97-2, Software Revenue Recognition, is not applicable. Sales of these products are recognized in accordance with SEC Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition.

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

The Company is required as a condition of an existing financing arrangement with Wells Fargo Bank to maintain $1,200 of cash as collateral that is restricted from use by the Company. Such restricted cash is reported separately on the consolidated balance sheets at December 31, 2007 and 2006 as a current asset, and it is not available for the Company’s operations. See Note 12.

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

3D Systems Corporation

Notes to Consolidated Financial Statements — (Continued)

Company could be reduced. Similarly, if the Company experiences lower-than-expected defaults or improved customer financial condition, estimates of the recoverability of amounts due the Company could be increased.

The Company also provides an allowance account for returns and discounts. This allowance is evaluated on a specific account basis. In addition, the Company provides a general reserve for returns from customers that have not been specifically identified based on historical experience.

Inventories

Inventories are stated at the lower of cost or net realizable market value, cost being determined using the first-in, first-out method. Reserves for slow-moving and obsolete inventories are provided based on historical experience and current product demand. The Company evaluates the adequacy of these reserves quarterly. Certain inventories are accounted for in accordance with SFAS No. 49, “Accounting for Product Financing Arrangements,” issued by the Financial Accounting Standards Board (“FASB”).

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

At December 31, 2007 goodwill was allocated as follows: $18,605 to U.S. operations, $22,147 to European operations and $6,930 to Asia-Pacific operations. Goodwill arose from acquisitions carried out in years prior to December 31, 2003. Goodwill arising from the acquisition of DTM Corporation in 2001 was allocated to reporting units based on the percentage of SLS® systems then installed by geographic area. Goodwill arising from other acquisitions was allocated to reporting units based on geographic dispersion of the acquired companies’ sales at the time of their acquisition.

The Company performed an evaluation of its reporting units in the fourth quarters of 2007, 2006 and 2005 in conjunction with annual impairment testing and concluded that the fair values of the Company’s reporting units exceeded their carrying values. Accordingly, no goodwill impairment adjustments were recorded in 2007, 2006 or 2005.

3D Systems Corporation

Notes to Consolidated Financial Statements — (Continued)

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

Capitalized Software Costs

Certain software development and production costs are capitalized when the related product reaches technological feasibility. Costs capitalized in 2007, 2006 and 2005 were $599, $658 and $508, respectively. Amortization of software development costs begins when the related products are available for use in related systems. Amortization expense, included in cost of sales, amounted to $199, $349 and $725 for 2007, 2006 and 2005, respectively, based on the straight-line method using an estimated useful life of one year. Net capitalized software costs aggregated to $1,158 and $757 at December 31, 2007 and 2006, respectively, and are included in intangible assets in the accompanying consolidated balance sheets. The Company capitalized $400, $142, and $21 of software development costs in 2007, 2006 and 2005, respectively, related to development of its V-Flashtm desktop modeler.

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

3D Systems Corporation

Notes to Consolidated Financial Statements — (Continued)

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

The Company applies SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137 and SFAS No. 138 (“SFAS No. 133”), to report all derivative instruments on the balance sheet at fair value. The Company has not qualified for hedge accounting; therefore, except for the inter-company settlements mentioned above, all gains and losses (realized or unrealized) related to foreign currency derivative instruments are recognized in cost of sales and all gains and losses (realized or unrealized) related to interest rate derivative instruments are recognized in interest and other expense, net in the consolidated statements of operations.

The Company and its subsidiaries conduct business in various countries using both their functional currencies and other currencies to effect cross-border transactions. As a result, they are subject to the risk that fluctuations in foreign exchange rates between the dates that those transactions are entered into and their respective settlement dates will result in a foreign exchange gain or loss. When practicable, the Company endeavors to match assets and liabilities in the same currency on its U.S. balance sheet and those of its subsidiaries in order to reduce these risks. The Company, when it considers it to be appropriate, enters into foreign currency contracts to hedge the exposures arising from those transactions. At December 31, 2006, these contracts included contracts for both the purchase and sale of currencies other than the U.S. dollar. The purchase contracts related primarily to the procurement of inventory from a third party denominated in Swiss francs. The foreign currency sales contracts were denominated in euros, pound sterling and Swiss francs and were entered into to hedge intercompany purchase obligations of the Company’s subsidiaries. At December 31, 2007, these contracts included contracts for the purchase of currencies other than the U.S. dollar.

The dollar equivalent of the foreign currency contracts and their related fair values as of December 31, 2007 and 2006 were as follows:

	Foreign Currency		Foreign Currency
	Purchase Contracts		Sales Contracts
	2007	2006	2007	2006

Notional amount	$2,905	$536	$—	$2,487
Fair value	2,891	526	—	2,595

Net unrealized gain (loss)	$(14)	$(10)	$—	$(108)

The net fair value of all foreign exchange contracts at December 31, 2007 and 2006 reflected a net unrealized gain (loss) of $(14) and $(118), respectively. These foreign currency contracts outstanding at December 31, 2007 expire at various times between January 3, 2008 and February 13, 2008.

3D Systems Corporation

Notes to Consolidated Financial Statements — (Continued)

The total impact of foreign currency related items on the consolidated statements of operations was a net gain (loss) of $46, $(58) and $(755) for 2007, 2006 and 2005, respectively.

The Company is exposed to credit risk if the counterparties to such transactions are unable to perform their obligations. However, the Company seeks to minimize such risk by entering into transactions with counterparties that are believed to be creditworthy financial institutions.

Research and Development Costs

Research and development costs are expensed as incurred.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising expenses were $1,450, $1,397 and $1,352 for the years ended December 31, 2007, 2006 and 2005, respectively.

Pension costs

The Company accounts for pension costs in accordance with SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Retirement Plans,” which it adopted as of January 1, 2006. SFAS No. 158 requires that a plan’s unrecognized net gain or loss be recognized on the balance sheet, net of the related tax effect, as an adjustment to Other Comprehensive Income (Loss) and in Other Liabilities in the consolidated balance sheet at December 31, 2007 and 2006. The Company included the expected service cost, benefit payments and interest cost for 2008 and 2007 in Accrued Liabilities at December 31, 2007 and 2006, respectively, and also included the non-current portion of the accrued pension liability in Other Liabilities at December 31, 2007 and 2006.

Equity Compensation Plans

The Company maintains stock-based compensation plans that are described more fully in Note 14. The Company adopted SFAS No. 123(R) effective January 1, 2006 and began recording compensation expense for previously issued stock options that vested subsequent to that date. In prior years, the Company’s equity compensation plans were accounted for under the intrinsic value recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The remainder of the Company’s unvested stock options vested during 2007.

3D Systems Corporation

Notes to Consolidated Financial Statements — (Continued)

The following pro forma net income and net income per share information is presented as if the Company accounted for stock-based compensation awarded under its equity compensation plans using the fair-value method for years prior to its adoption of SFAS No. 123(R). Under the fair-value method, the estimated fair value of stock-based incentive awards is charged against income on a straight-line basis over the vesting period, which is generally three years from the date of each award.

2005

Net income available to common stockholders, as reported	$7,727
Deduct: Stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(1,144)

Pro forma net income	$6,583

Basic net income available to stockholders per common share:
As reported	$0.52

Pro forma	$0.44

Diluted net income available to stockholders per common share:
As reported	$0.48

Pro forma	$0.41

Income Taxes

The Company and its domestic subsidiaries file a consolidated U.S. federal income tax return. The Company’s non-U.S. subsidiaries file income tax returns in their respective jurisdictions. The Company provides for income taxes on those portions of its foreign subsidiaries’ accumulated earnings that the Company believes are not reinvested permanently in their business.

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

The Company records deferred income tax assets arising from temporary differences when and if it believes that future earnings will be sufficient to realize the tax benefit. The Company provides a valuation allowance for those jurisdictions in which the expiration date of tax benefit carry-forwards or projected taxable earnings leads the Company to conclude that it is not more likely than not that it will be able to realize the tax benefit of those carry-forwards.

In June 2006, the Financial Accounting Standards Board issued FIN 48 which the Company adopted as of January 1, 2007. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. FIN 48 prescribes a minimum recognition threshold defined by a standard that it must be more likely than not that a tax position will be sustained upon examination before being recognized in the financial statements. Under FIN 48, the impact of an uncertain income tax position on the income tax returns must be recognized at the largest amount that is more-likely-than-not to be required to be recognized upon audit by the relevant taxing authority. Under FIN 48, an uncertain income tax position should be recognized for financial statement reporting purposes only if the income tax provision has a greater than 50 percent likelihood of being sustained upon examination. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting for interim periods, disclosure and transition issues with respect to tax positions.

The Company includes interest and penalties accrued in accordance with FIN 48 in the consolidated financial statements as a component of income tax expense.

3D Systems Corporation

Notes to Consolidated Financial Statements — (Continued)

Prior to 2007, the Company determined its tax contingencies in accordance with SFAS No. 5, “Accounting for Contingencies.” The Company recorded estimated tax liabilities to the extent the contingencies were probable and could be reasonably estimated.

Recent Accounting Pronouncements

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement does not require any new fair value measurements. This statement is expected to be applied prospectively and is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. However, on February 12, 2008, the FASB issued FSP FAS 157-2 which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. The Company is currently assessing the impact that SFAS No. 157 may have on the Company’s consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141 (Revised), “Business Combinations” (“SFAS No. 141 ®”), replacing SFAS No. 141, “Business Combinations” (“SFAS No. 141”). SFAS No. 141® retains the fundamental requirements of SFAS No. 141, broadens its scope by applying the acquisition method to all transactions and other events in which one entity obtains control over one or more other businesses, and requires, among other things, that assets acquired and liabilities assumed be measured at fair value as of the acquisition date, that liabilities related to contingent consideration be recognized at the acquisition date and remeasured at fair value in each subsequent reporting period, that acquisition-related costs be expensed as incurred, and that income be recognized if the fair value of the net assets acquired exceeds the fair value of the consideration transferred. SFAS No. 141 (R) is to be applied prospectively in financial statements issued for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact that the adoption of SFAS No. 141 (R) may have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for noncontrolling interests (i.e., minority interests) in a subsidiary, including changes in a parent’s ownership interest in a subsidiary and requires, among other things, that noncontrolling interests in subsidiaries be classified as a separate component of equity. Except for the presentation and disclosure requirements of SFAS No. 160, which are to be applied retrospectively for all periods presented, SFAS No. 160

3D Systems Corporation

Notes to Consolidated Financial Statements — (Continued)

is to be applied prospectively in financial statements issued for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact that the adoption of SFAS No. 160 may have on its consolidated financial statements.

Note 3	Outsourcing of Assembly and Refurbishment Activities

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

The activities that the Company outsourced include assembly of its 3-D modeling equipment, its SLA® systems, its SLS® systems and certain other equipment items, the refurbishment of certain used equipment systems and the assembly of field service kits for sale by the Company to its customers.

The Company sells components of its raw materials inventory related to those systems to those third-party suppliers from time to time. Those sales have been recorded in the financial statements as a product financing arrangement under SFAS No. 49, “Accounting for Product Financing Arrangements.” Pursuant to SFAS No. 49, as of December 31, 2007 and December 31, 2006, the Company recorded a non-trade receivable of $1,076 and $2,429, respectively, classified in prepaid expenses and other current assets on the consolidated balance sheets, reflecting the book value of the inventory sold to the assemblers for which the Company had not received payment. At December 31, 2007 and 2006, $197 and $1,048, respectively, remained in inventory with a corresponding amount included in accrued liabilities, representing the Company’s non-contractual obligation to repurchase assembled systems and refurbished parts produced from such inventory.

Under these arrangements, the Company generally purchases assembled systems from the assemblers following its receipt of an order from a customer or as needed from the assembler to repair a component or to service equipment. Under certain circumstances, the Company anticipates that it may purchase assembled systems from the assemblers prior to the receipt of an order from a customer. At December 31, 2007 and December 31, 2006, the Company had advanced $866 and $698, respectively, of progress payments to assemblers for systems forecasted to be required for resale to customers. These progress payments were recorded in prepaid expenses and other current assets in the consolidated balance sheets.

Note 4	Inventories

Components of inventories, net at December 31, 2007 and 2006 are as follows:

	2007	2006

Raw materials	$835	$531
Inventory held by assemblers	197	1,048
Work in process	126	—
Finished goods and parts	21,189	26,888

Total cost	22,347	28,467
Less: reserves	(2,306)	(2,353)

Inventories, net	$20,041	$26,114

The balance of parts at December 31, 2007 and 2006 was $8,894 and $8,982, respectively.

3D Systems Corporation

Notes to Consolidated Financial Statements — (Continued)

Note 5	Property and Equipment

Property and equipment at December 31, 2007 and 2006 are summarized as follows:

			Useful Life
	2007	2006	(In Years)

Building	$8,566	$8,496	25
Machinery and equipment	26,469	25,640	3-5
Capitalized software — ERP	3,077	2,975	5
Office furniture and equipment	3,492	3,428	5
Leasehold improvements	7,730	7,901	Life of Lease
Rental equipment	726	1,192	5
Construction in progress	511	43	N/A

Total property and equipment	50,571	49,675
Less: Accumulated depreciation	(29,240)	(25,912)

Total property and equipment, net of accumulated depreciation	$21,331	$23,763

Depreciation expense for 2007, 2006 and 2005 was $4,296, $3,389, and $2,814, respectively. Leasehold improvements are amortized on a straight-line basis over the shorter of (i) their estimated useful lives and (ii) the estimated or contractual life of the related lease. In the fourth quarter of 2005, the Company accelerated amortization of the leasehold improvements related to its Valencia facility as a result of its plan to substantially reduce use of or vacate the facility by September 30, 2006. Accordingly, such leasehold improvements were fully amortized as of September 30, 2006. Such accelerated amortization amounted to $59 in 2006.

Capitalized leases related to buildings had a cost of $8,496 at December 31, 2007 and 2006. Capitalized leases related to office furniture and equipment had a cost of $542 at December 31, 2007 and 2006.

For the years ended December 31, 2007 and 2006, the Company recognized software amortization expense of $596 and $445, respectively, for enterprise resource planning (“ERP”) system capitalization costs.

The Company ceased operations at its Grand Junction, Colorado facility on April 28, 2006. The facility was listed for sale or lease during the first quarter of 2006. Following the closing of the Grand Junction facility, approximately $3,454 of assets, net of accumulated depreciation, were reclassified on the Company’s consolidated balance sheet from long-term assets to current assets, where they have been recorded as assets held for sale. During 2006, the Company received $248 in proceeds from the sale of certain personal property associated with this facility that was no longer required for the Company’s operations. Following the closing of this facility, the Company ceased to record depreciation expense related to this facility, which amounted to $570 per year. See Note 12.

3D Systems Corporation

Notes to Consolidated Financial Statements — (Continued)

Note 6	Intangible Assets

(a) Licenses and patent costs at December 31, 2007 and 2006 are summarized as follows:

			Weighted Average
			Useful Life
	2007	2006	(In Years)

Licenses, at cost	$5,875	$5,875	2.6
Patent costs	15,908	15,233	5.3

	21,783	21,108
Less: Accumulated amortization	(17,771)	(16,272)

Net licenses and patent costs	$4,012	$4,836

During 2007, 2006 and 2005, the Company capitalized $687, $506 and $372, respectively, for costs incurred to acquire, develop and extend patents in the United States and various other countries. Amortization of such previously capitalized patent costs was $1,467 in 2007, $1,195 in 2006, and $1,090 in 2005. The Company expects amortization expense with respect to previously capitalized patent costs to be $377 in 2008, $314 in 2009, $273 in 2010, $246 in 2011 and $210 in 2012.

(b) Acquired Technology

Acquired technology at December 31, 2007 and 2006 is summarized as follows:

	2007	2006

Acquired technology	$10,391	$10,268
Less: Accumulated amortization	(10,391)	(9,320)

Net acquired technology	$—	$948

Acquired technology, which was purchased in 2001 in connection with the DTM Corporation acquisition, became fully amortized in 2007. In 2007, 2006 and 2005, the Company amortized $948, $1,517, and $1,517, respectively, of acquired technology. Acquired technology and the related accumulated amortization each increased $123 in 2007 for the effect of foreign currency exchange rates reflecting the impact of amounts recorded in currencies other than the U.S. dollar on the financial statements.

(c) Other Intangible Assets

The Company had $1,158 and $818 of other net intangible assets, including internally developed software, as of December 31, 2007 and 2006, respectively. Amortization expense related to such intangible assets was $279, $429, and $505 for the years ended December 31, 2007, 2006 and 2005, respectively.

Note 7	Goodwill

The following are the changes in the carrying amount of goodwill by geographic area and reporting units:

			Asia-
	U.S.	Europe	Pacific	Total

Balance at January 1, 2006	$18,605	$20,536	$6,930	$46,071
Effect of foreign currency exchange rates	—	796	—	796

Balance at December 31, 2006	18,605	21,332	6,930	46,867
Effect of foreign currency exchange rates	—	815	—	815

Balance at December 31, 2007	$18,605	$22,147	$6,930	$47,682

3D Systems Corporation

Notes to Consolidated Financial Statements — (Continued)

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

Note 8	Employee Benefits

The Company sponsors a Section 401(k) plan (the “Plan”) covering substantially all of its eligible U.S. employees. The Plan entitles eligible employees to make contributions to the Plan after meeting certain eligibility requirements. Contributions are limited to the maximum contribution allowances permitted under the Internal Revenue Code. The Company matches 50% of the employee contributions up to a maximum as set forth in the Plan. The Company may also make discretionary contributions to the Plan, which would be allocable to participants in accordance with the Plan. For the years ended December 31, 2007, 2006 and 2005, the Company expensed $213, $222 and $269, respectively, for contributions to the 401(k) Plan.

Note 9	Accrued and Other Liabilities

Accrued liabilities at December 31, 2007 and 2006 are as follows:

	2007	2006

Compensation and benefits	$4,916	$4,427
Vendor accruals	2,848	3,868
Accrued professional fees	1,287	1,560
Accrued taxes	1,381	374
Royalties payable	645	543
Non-contractual obligation to repurchase inventory held by assemblers. See Note 3	197	1,048
Accrued interest	74	78
Accrued other	900	679

	$12,248	$12,577

Other liabilities at December 31, 2007 and 2006 are summarized below.

	2007	2006

Defined benefit pension obligation. See Note 15	$2,367	$2,239
Other long-term liabilities	1,871	795

	$4,238	$3,034

Note 10	Restructuring and Related Costs

The Company incurred no restructuring and related costs during the year ended December 31, 2007. Restructuring costs were $6,646 and $1,227 in 2006 and 2005, respectively.

The Company moved its corporate headquarters, principal R&D activities and all other key corporate support functions into a new facility in Rock Hill, South Carolina in 2006.

Severance and other restructuring costs in 2005 related primarily to costs incurred in connection with the Company’s relocation to Rock Hill. These costs included $778 of personnel, relocation and recruiting costs and $449 of non-cash charges associated with accelerated amortization and asset impairments.

3D Systems Corporation

Notes to Consolidated Financial Statements — (Continued)

Early in 2006, the Company opened an interim facility in Rock Hill, began to hire employees to replace departing employees and replicated functions in Rock Hill that were previously being performed at the Company’s Valencia and Grand Junction facilities. The Company also began work on exiting and disposing of its Valencia and Grand Junction facilities. The Company vacated its Grand Junction facility in 2006 and its former Valencia headquarters in January 2008.

All costs incurred in connection with these restructuring activities were expensed as incurred and included as other restructuring and related costs in the accompanying consolidated statements of operations. At December 31, 2005, the Company reclassified $208 of severance costs associated with prior restructuring activities to prior facilities closure costs. During 2006, the Company expended $237 and accrued an additional $30 for prior facility closure, which were utilized in 2007.

	Balance			Balance			Balance
	December 31,	2006	2006	December 31,	2007	2007	December 31,
	2005	Charges	Utilization	2006	Charges	Utilization	2007

Prior closure costs	$237	$30	$(237)	$30	$—	$(30)	$—
Severance costs	—	206	(206)	—	—	—	—
Restructuring costs	180	6,410	(6,590)	—	—	—	—

Total severance and other restructuring costs	$417	$6,646	$(7,033)	$30	$—	$(30)	$—

Note 11	Financial Instruments

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

The carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2007 and 2006 were as follows:

	2007		2006
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial liabilities:
Bank credit facility	$—	$—	$8,200	$8,200
Industrial development bonds	3,325	3,325	3,545	3,545
6% convertible subordinated debentures	—	—	15,354	23,479
Capitalized lease obligations	8,844	9,064	9,012	9,012

Total debt	$12,169	$12,389	$36,111	$44,236

The fair value of the amounts outstanding under the bank credit facility approximate their carrying amount at December 31, 2006 due to their floating-rate nature. The bank credit facility expired in accordance with its terms during 2007. See Note 12.

No adjustment was necessary to reflect fair value of the industrial development bonds due to the floating-rate nature of those bonds, interest on which varies weekly.

The fair value of the Company’s 6% convertible subordinated debentures in 2006 was derived for the period by evaluating the nature and terms of the instrument and considering prevailing economic and market conditions. The interest rate used to discount the contractual payments associated with the debentures was

3D Systems Corporation

Notes to Consolidated Financial Statements — (Continued)

13% for 2006. The 6% convertible subordinated debentures were converted to common stock during 2007. See Note 12.

The fair value of the amounts outstanding under the capitalized lease obligations was calculated at December 31 2007 using a 6.74% interest rate to discount the capital lease obligations, and for the year ended December 31, 2006, the fair value of the obligations approximated their carrying amount at December 31, 2006 due to the recording of those obligations during the latter part of 2006. See Note 22.

The foregoing estimates are subjective and involve uncertainties and matters of significant judgment. Changes in assumptions could significantly affect the Company’s estimates.

Note 12	Borrowings

Total outstanding borrowings at December 31, 2007 and 2006 were as follows:

	2007	2006

Bank credit facility	$—	$8,200
Industrial development bonds	3,325	3,545

Total current debt	$3,325	$11,745

Long-term debt, 6% convertible subordinated debentures	$—	$15,354

Total debt	$3,325	$27,099

Silicon Valley Bank loan and security agreement

On October 1, 2007, the Company’s loan and security agreement, as amended, with Silicon Valley Bank expired in accordance with its terms. At that time, the Company had $1,686 of foreign exchange contracts outstanding with Silicon Valley Bank, with settlement dates through November 14, 2007, which Silicon Valley Bank agreed to let remain outstanding until their settlement dates. The credit facility had provided that the Company and certain of its subsidiaries could borrow up to $15,000 of revolving loans, subject to a borrowing base tied to the Company’s accounts receivable. The credit facility included sub-limits for letters of credit and foreign exchange facilities and was secured by a first lien in favor of the Bank on certain of the Company’s assets, including domestic accounts receivable, inventory and certain fixed assets.

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

3D Systems Corporation

Notes to Consolidated Financial Statements — (Continued)

2007, respectively. For each subsequent twelve month period ending prior to October 1, 2007, the minimum EBITDA was $15,000. These requirements expired upon the expiration of the credit facility.

At December 31, 2006, the Company had $8,200 of revolving borrowings outstanding under this credit facility. At December 31, 2006, the Company had $536 of foreign exchange forward contracts outstanding with the Bank, all of which settled prior to the expiration of the loan agreement.

Industrial development bonds

The Company’s Grand Junction, Colorado facility was financed by industrial development bonds in the original aggregate principal amount of $4,900. At December 31, 2007 and 2006, the outstanding principal amount of these bonds was $3,325 and $3,545, respectively. Interest on the bonds accrues at a variable rate of interest and is payable monthly. The interest rate at December 31, 2007 and 2006 was 3.52% and 4.01%, respectively. Principal payments, amounting to $240 in 2008, are due in semi-annual installments through August 2016. The Company has made all scheduled payments of principal and interest on these bonds. The bonds are collateralized by, among other things, a first mortgage on the facility, a security interest in certain equipment and an irrevocable letter of credit issued by Wells Fargo Bank, N.A. pursuant to the terms of a reimbursement agreement between the Company and Wells Fargo. The Company is required to pay an annual letter of credit fee equal to 1% of the stated amount of the letter of credit.

The Company’s industrial development bonds have been classified as current in anticipation of their redemption upon the sale of the Company’s Grand Junction facility within the next twelve months.

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

The reimbursement agreement, as amended, contains financial covenants that require, among other things, that the Company maintain a minimum tangible net worth (as defined in the reimbursement agreement) of $23,000 plus 50% of net income from July 1, 2001 forward and a fixed-charge coverage ratio (as defined in the reimbursement agreement) of no less than 1.25 to 1.00. The Company is required to demonstrate the Company’s compliance with these financial covenants as of the end of each calendar quarter. Wells Fargo agreed to waive the Company’s non-compliance with the fixed-charge coverage ratio as of December 31, 2006 and for each subsequent period ending before December 31, 2007. As of December 31, 2007, the Company was in compliance with these financial covenants.

As discussed above, the Company ceased operations at its Grand Junction facility at the end of April 2006. The facility is currently listed for sale or lease. Upon sale of the Grand Junction facility, the Company expects to pay off the industrial development bonds. Following cessation of operations at the Grand Junction facility, the Company reclassified these bonds from long-term debt to current installments of long-term debt. Once the Company’s obligations under these bonds have been satisfied, the Company expects the restricted cash referred to above to be released to the Company.

3D Systems Corporation

Notes to Consolidated Financial Statements — (Continued)

The following assets and liabilities related to the Grand Junction facility were classified as current assets or liabilities on the balance sheet at December 31, 2007 and 2006 as follows:

	2007	2006

Current assets:
Assets held for sale	$3,454	$3,454
Restricted cash	1,200	$1,200
Current liabilities:
Industrial development bonds	$3,325	$3,545

Such restricted cash is held on deposit as partial security for the Company’s obligations under the industrial revenue bonds discussed above, and therefore is not available to the Company for its general use.

6% convertible subordinated debentures

In the first quarter of 2007, $509 aggregate principal amount of the 6% subordinated debentures was converted by their holders into shares of the Company’s common stock and on July 20, 2007, the entire $14,845 aggregate principal amount of the 6% convertible subordinated debentures that were outstanding on that date was converted by their holders into shares of the Company’s common stock which was partially offset by $223 of unamortized debt issuance costs. As a result of the conversion, the Company issued 1,458 shares of its common stock to the former holders of the debentures and paid the holders $122 of accrued and unpaid interest.

Prior to the conversion, the 6% convertible subordinated debentures bore interest at the rate of 6% per year payable semi-annually in arrears in cash on May 31 and November 30 of each year. They were convertible into shares of common stock at the option of the holders at any time prior to maturity at $10.18 per share.

At December 31, 2006, $15,354 aggregate principal amount of these debentures was outstanding.

Note 13	Preferred Stock

As of June 8, 2006, all of the Company’s then outstanding Series B Convertible Preferred Stock had been converted by its holders into 2,640 shares of common stock, including 23 shares of common stock covering accrued and unpaid dividends to June 8, 2006. During 2006 and 2005, the Company recognized $1,414 and $1,679 of dividends, respectively. Dividends recognized in 2006 included $1,003 of non-cash deemed dividends associated with the related offering costs that remained unaccreted as of June 8, 2006 and accrued dividends to June 8, 2006.

Following the full conversion of the Series B Convertible Preferred Stock in June 2006, the Company filed a Certificate of Elimination with the Delaware Secretary of State that had the effect of eliminating this series of preferred stock from its Certificate of Incorporation, as amended. The Company had 5,000 shares of preferred stock that were authorized but unissued at December 31, 2007 and 2006.

Note 14	Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment,” that establishes standards for accounting for transactions in which the Company exchanges its equity instruments for employee services based on the fair value of those equity instruments. Prior to the adoption of SFAS No. 123(R), “Share-Based Payment,” stock option grants were accounted for in accordance with APB Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees,” and the Company adhered to the pro forma disclosure provisions of SFAS No. 123. Prior to January 1, 2006, the value of restricted stock awards, based on market prices, was expensed by the Company over the restriction period, and no

3D Systems Corporation

Notes to Consolidated Financial Statements — (Continued)

compensation expense was recognized for stock option grants as all such grants had an exercise price consistent with fair market value on the date of grant. Stock based compensation expense for vesting options was $678 and $712 for the years ended December 31, 2007 and 2006, respectively. The Company recorded a $548 charge to operations in 2006 for stock-based compensation related to options granted from 1998 through 2004. The portion of such amount allocable to each of the years 2006 and prior is not material to the results of operations of any year nor is the cumulative amount material to the consolidated financial statements for the year ended 2006.

Effective May 19, 2004, the Company adopted its 2004 Incentive Stock Plan (the “2004 Stock Plan”) and its 2004 Restricted Stock Plan for Non-Employee Directors (the “2004 Director Plan”). Effective upon the adoption of these Plans, all of the Company’s previous stock option plans, except for the Company’s 1998 Employee Stock Purchase Plan discussed below, terminated except with respect to options outstanding under those plans. As of December 31, 2007 and 2006, the aggregate number of shares of common stock underlying outstanding options issued under all previous stock option plans was 1,084 and 1,356, respectively, at an average exercise price per share of $8.78 and $9.16, respectively, with expiration dates through November 3, 2013.

A maximum of 1,000 shares of common stock are reserved for issuance under the 2004 Stock Plan, subject to adjustment in accordance with the terms of the 2004 Stock Plan. Total awards issued under this plan, net of repurchases, amounted to 46 shares of restricted stock in 2007, 121 shares of restricted stock in 2006, and 99 shares of restricted stock in 2005. The Company estimated the future value associated with awards granted in 2007, 2006 and 2005 as $1,384, $2,833, and $1,901, respectively, which is calculated based on the fair market value of the common stock on the date of grant less the amount paid by the recipient and is expensed over the vesting period of each award. The compensation expense recognized in 2007, 2006 and 2005 was $1,677, $1,044 and $485, respectively. Each of these awards was made with a vesting period of three years from the date of grant and required the recipient to pay $1.00 for each share awarded.

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

The 2004 Director Plan provides for the grant of up to 200 shares of common stock to non-employee directors (as defined in the Plan) of the Company, subject to adjustment in accordance with the terms of the Plan. The purpose of this Plan is to attract, retain and motivate non-employee directors of exceptional ability and to promote the common interests of directors and stockholders in enhancing the value of the Company’s common stock. Each non-employee director of the Company is eligible to participate in this Plan upon their election to the Board of Directors. The Plan provides for initial grants of 1 shares of common stock to each newly elected non-employee director, annual grants of 3 shares of common stock as of the close of business on the date of each annual meeting of stockholders, and interim grants of 3 shares of common stock, or a pro rata portion thereof, to non-employee directors elected at meetings other than the annual meeting. The issue price of common stock awarded under this Plan is equal to the par value per share of the common stock. The Company accounts for the fair value of awards of common stock made under this Plan, net of the issue price, as director compensation expense in the period in which the award is made. During the years ended December 31, 2007, 2006 and 2005, the Company recorded $314, $372 and $350, respectively, as director compensation expense in connection with awards of 15 shares in 2007 and 18 shares in each of 2006 and 2005 of common stock made to the non-employee directors of the Company pursuant to this Plan.

3D Systems Corporation

Notes to Consolidated Financial Statements — (Continued)

As of December 31, 2007, 132 and 729 shares of common stock were available for future grants under the 2004 Director Plan and the 2004 Stock Plan, respectively. The status of the Company’s stock options is summarized below:

	2007		2006		2005
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price
	(Shares and options in thousands)

Outstanding at beginning of year	1,356	$9.16	1,688	$9.39	2,533	$10.43
Granted	—	—	—	—	—	—
Exercised	(269)	10.62	(287)	9.04	(672)	11.90
Lapsed or canceled	(3)	14.95	(45)	18.74	(173)	14.72

Outstanding at end of year	1,084	8.78	1,356	9.16	1,688	9.39

Options exercisable at end of year	1,084		1,231		1,387
Shares available for future option grants	729		774		896
Weighted average fair value of options granted during the year	$—		$—		$—

The following table summarizes information about stock options outstanding at December 31, 2007:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Options	Contractual	Exercise	Options	Exercise
Range:	Outstanding	Life (Years)	Price	Outstanding	Price
	(Options in thousands)

$5.00 to $9.99	802	4.74	$7.18	802	$7.18
$10.00 to $14.99	172	3.73	11.96	172	11.96
$15.00 to $19.99	110	3.57	15.40	110	15.40

	1,084	4.46	$8.78	1,084	$8.78

The intrinsic value of the Company’s outstanding 1,084 stock options amounted to $7,240 at December 31, 2007.

Until December 31, 2005, when it terminated, the Company sponsored the 1998 Employee Stock Purchase Plan (“ESPP”) to provide eligible employees the opportunity to acquire limited quantities of the Company’s common stock. The purchase price of each share issued under this Plan was the lesser of (i) 85% of the fair market value of the shares on the date an option was granted and (ii) 85% of the fair market value of the shares on the last day of the period during which the option was outstanding. An aggregate of 600 shares of common stock were originally reserved for issuance under the ESPP, of which 395 remained available to be issued at December 31, 2005. Shares purchased under the ESPP were 8 at a weighted average price of $16.54 in 2005. The weighted average fair values of options granted under the ESPP issued in 2005 was $4.61. In 2006, 2 shares purchased in 2005 were issued.

Through December 31, 2005, the Company applied the intrinsic-value-based method of accounting prescribed by APB No. 25, and related interpretations to account for stock options previously issued under its stock option plans. These interpretations include FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25,” issued in March 2000. Under this method,

3D Systems Corporation

Notes to Consolidated Financial Statements — (Continued)

compensation expense was generally recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. The Company had also adopted the “disclosure only” provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” which was released in December 2002 as an amendment to SFAS No. 123. These statements established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123 and SFAS No. 148, the Company elected to continue to apply the intrinsic-value-based method of accounting described above through December 31, 2005.

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

Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of employee stock options. The fair values of options issued granted under the ESPP in 2005 were estimated at the date of grant using the Black-Scholes’ option pricing model with the following weighted average assumptions:

2005

Employee Stock Purchase Plan:
Expected life (in years)	0.25
Risk-free interest rate	3.17%
Volatility	0.47
Dividend yield	0.00%

Note 15	International Retirement Plans

The Company sponsors retirement plans covering certain of its employees outside of the U.S. Certain of these plans are defined benefit pay-related and service-related plans, which are generally contributory. Certain German employees are covered by a non-contributory plan initiated by a predecessor of the Company. The Company has entered into an insurance contract that provides an annuity that is used to fund the current obligations under this plan. The net present value of that annuity was $1,926 and $1,525 as of December 31, 2007 and 2006, respectively. The net present value of that annuity is included in Other assets on the Company’s consolidated balance sheet at December 31, 2007 and 2006.

3D Systems Corporation

Notes to Consolidated Financial Statements — (Continued)

The following table provides a reconciliation of the changes in the projected benefit obligation under this German plan for the years ended December 31, 2007 and 2006:

	2007	2006

Reconciliation of benefit obligations:
Obligations as of January 1	$2,708	$2,332
Service cost	227	178
Interest cost	131	104
Actuarial gains	(538)	(146)
Benefit payments	(36)	(33)
Effect of foreign currency exchange rate changes	295	273

Obligations as of December 31	$2,787	$2,708

Reconciliation of funded status:
Projected benefit obligation on January 1	$(2,708)	$(2,332)
Change in accumulated benefit obligation	565	269
Additional obligation arising from assumed future salary increases	(333)	(378)
Effect of foreign currency exchange rate changes	(311)	(267)

Funded status as of December 31 (net of tax benefit)	$(2,787)	$(2,708)

The Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements Nos. 87, 88, 106 and 132(R),” as of December 31, 2006. See Note 2. The projected benefit obligation in the table above includes $(543) and $356 of unrecognized net (gain) loss for the years ended December 31, 2007 and 2006, respectively. At December 31, 2007, the Company recorded this $543 gain, net of a $161 tax provision, as a $382 adjustment to Other comprehensive income (loss) in accordance with SFAS No. 158. At December 31, 2006, the Company recorded this $356 loss, net of an $89 tax benefit, as a $267 adjustment to Other comprehensive income (loss) in accordance with SFAS No. 158.

Pursuant to SFAS No. 158, the Company has recognized the following amounts in the consolidated balance sheets at December 31, 2007 and 2006:

	2007	2006

Accrued liabilities	$396	$380
Other liabilities	2,367	2,239
Accumulated other comprehensive income (loss)	115	(267)

Total	$2,878	$2,352

Note 16	Warranty Contracts

The Company provides product warranties for up to one year as part of sales transactions for certain of its systems. Warranty revenue is recognized ratably over the term of the warranties, which is the period during which the related costs are incurred. This warranty provides the customer with maintenance on the equipment during the warranty period and provides for any repair, labor and replacement parts that may be required. In

3D Systems Corporation

Notes to Consolidated Financial Statements — (Continued)

connection with this activity, the Company recognized warranty revenue and incurred warranty costs as shown in the table below:

Warranty Revenue Recognition

	Beginning Balance	Warranty	Warranty	Ending Balance
	Deferred Warranty	Revenue	Revenue	Deferred Warranty
	Revenue	Deferred	Recognized	Revenue

Year Ended December 31,
2007	$3,723	$6,700	$(6,083)	$4,340
2006	3,569	6,005	(5,851)	3,723
2005	3,629	5,795	(5,855)	3,569

Warranty Costs Incurred

		Labor and
	Materials	Overhead	Total

Year Ended December 31,
2007	$2,463	$3,009	$5,472
2006	3,034	4,117	7,151
2005	2,033	3,230	5,263

Note 17	Computation of Net Income (Loss) Per Share

The following is a reconciliation of the numerator and denominator of the basic and diluted income (loss) per share computations for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005

Numerator:
Net income (loss) available to common stockholders — numerator for basic net income (loss) per share	$(6,740)	$(30,694)	$7,727
Add: Effect of dilutive securities
Stock options and other equity compensation	—	—	—

Net income (loss) available to common stockholders — numerator for dilutive net income (loss) per share	$(6,740)	$(30,694)	$7,727

Denominator:
Denominator for basic net income (loss) per share-weighted average shares	20,631	17,306	14,928
Add: Effect of dilutive securities
Stock options and other equity compensation	—	—	1,075

Denominator for dilutive net income (loss) per share	20,631	17,306	16,003

Earnings (loss) per share
Basic	$(0.33)	$(1.77)	$0.52

Diluted	$(0.33)	$(1.77)	$0.48

At December 31, 2007 and 2006, potentially dilutive shares of 1,084 and 2,739, respectively, were excluded from the calculation of potentially dilutive shares for those years because their effect would have been anti-dilutive.

3D Systems Corporation

Notes to Consolidated Financial Statements — (Continued)

Note 18	Supplemental Cash Flow Information

	2007	2006	2005

Interest payments	$1,833	$1,522	$1,470
Income tax payments	1,776	1,064	2,186
Non-cash items:
Acquisition of property and equipment via capitalized leases	—	9,038	—
Conversion of 6% convertible subordinated debentures	15,354	7,250	100
Conversion of convertible redeemable preferred stock	—	15,242	26
Accrued dividends on preferred stock	—	1,003	37
Transfer of equipment from inventory to property and equipment(a)	1,644	2,602	1,309
Transfer of equipment to inventory from property and equipment(b)	946	3,064	3,180

(a)	Inventory is transferred from inventory to property and equipment at cost when the Company requires additional machines for training, demonstration and short-term rentals.

(b)	In general, an asset is transferred from property and equipment into inventory at its net book value when the Company has identified a potential sale for a used machine. The machine is removed from inventory upon recognition of the sale.

Note 19	Related Party Transactions

In connection with the Company’s private placement of its Series B Convertible Preferred Stock in May 2003, Messrs. Loewenbaum and Hull, respectively, the Chairman of the Board of Directors and Chief Technology Officer, purchased an aggregate of $1,300 of the Series B Convertible Preferred Stock out of the total $15,804 issue of such securities that were originally issued. Clark Partners I, L.P., a New York limited partnership, purchased an additional $5,000 of the Series B Convertible Preferred Stock. Kevin S. Moore, a member of the Board of Directors, is the president of the general partner of Clark Partners I, L.P. A special committee of the Board of Directors, composed entirely of disinterested independent directors, approved the offer and sale of the Series B Convertible Preferred Stock and recommended the transaction to the Board of Directors. The Board of Directors also approved the transaction, with interested Board members not participating in the vote. As of June 8, 2006 all outstanding shares had been converted to common stock. See Note 13.

In connection with the Company’s private placement of its 6% convertible subordinated debentures in November and December 2003, the Chairman of the Board of Directors and certain other directors and executive officers of the Company purchased $2,620 of the $22,704 of these debentures that were originally issued. See Note 12. Such purchasers included the Company’s Chief Executive Officer; the Chairman of the Board of Directors; a member of the Board of Directors; the Vice President, General Counsel and Secretary; and a Senior Vice President. Clark Partners I, L.P., a New York limited partnership, purchased an additional $3,000 of these debentures. A special committee of the Board of Directors, composed entirely of disinterested independent directors, approved the offer and sale of these debentures and recommended the transaction to the Board of Directors. The Board of Directors also approved the transaction. During 2007 all outstanding convertible debentures were converted to common stock. See Note 12.

In connection with the acquisition in 1990 of patents for stereolithography technology from UVP, the Company made royalty payments to UVP for the use of this technology through the first quarter of 2006, at which time the Company’s purchase obligation was satisfied. Pursuant to a 1987 contract between UVP and Charles W. Hull, Executive Vice President, Chief Technology Officer and a director of the Company, Mr. Hull

3D Systems Corporation

Notes to Consolidated Financial Statements — (Continued)

is entitled to receive from UVP, with respect to his prior relationship with UVP, an amount equal to 10% of all royalties or other amounts received by UVP with respect to the patents, but only after recoupment of certain expenses by UVP. The Company has been advised that through December 31, 2007, Mr. Hull had received $807 from UVP under that contract, all of which was received at or before December 31, 2005.

Note 20	Income Taxes

The components of the Company’s income (loss) before income taxes are as follows:

	2007	2006	2005

Income (loss) before income taxes:
Domestic	$(9,140)	$(30,817)	$2,120
Foreign	2,891	3,716	5,595

Total	$(6,249)	$(27,101)	$7,715

The components of income tax expense (benefit) for the years ended December 31, 2007, 2006, and 2005 are as follows:

	2007	2006	2005

Current:
U.S. federal	$—	$(56)	$82
State	—	14	47
Foreign	759	469	680

Total	$759	$427	$809

Deferred:
U.S. federal	$—	$2,500	$(2,500)
State	—	—	—
Foreign	(268)	(748)	—

Total	(268)	1,752	(2,500)

Total income tax expense (benefit)	$491	$2,179	$(1,691)

The overall effective tax rate differs from the statutory federal tax rate for the years ended December 31, 2007, 2006, and 2005 as follows:

% of Pretax Income (Loss)	2007	2006	2005

Tax provision based on the federal statutory rate	35.0%	35.0%	35.0%
Change in valuation allowances	(51.1)	(60.2)	(54.7)
Non-deductible expenses	(4.7)	0.5	0.5
State taxes, net of federal benefit, before valuation allowance	6.5	6.6	4.5
Return to provision adjustments, foreign current and deferred balances	6.6	9.1	—
Foreign income tax rate differential	0.9	—	(5.2)
Other	(1.1)	1.0	(2.0)

Effective tax rate	(7.9)%	(8.0)%	(21.9)%

The difference between the Company’s effective tax rate for 2007, 2006 and 2005 and the federal statutory rate resulted primarily from the changes in the valuation allowances discussed below.

3D Systems Corporation

Notes to Consolidated Financial Statements — (Continued)

In 2007, the Company’s valuation allowance against net deferred income tax assets decreased by $817. This decrease consisted of a $2,177 increase against the U.S. deferred income tax assets and a $2,994 decrease in the valuation allowance against foreign deferred income tax assets. The increase in the valuation allowance against the net U.S. deferred income tax assets resulted primarily from the increase in the Company’s domestic net operating losses. In 2006, the Company’s valuation allowance against net deferred income tax assets increased by $16,138. This increase consisted of a $14,673 increase against the U.S. deferred income tax assets and a $1,465 increase in the valuation allowance against foreign deferred income tax assets.

The increase in the valuation allowance against the net U.S. deferred income tax assets in 2006 resulted primarily from the increase in the Company’s domestic net operating losses and the reversal of the $2,500 net deferred income tax asset previously recorded at December 31, 2005 on its consolidated balance sheet. This deferred income tax asset was recorded at December 31, 2005 after the Company determined that it was more likely than not that it would be able to utilize a portion of its deferred income tax assets attributable to its U.S. income. As a result of the losses incurred during 2006 and the related prospects for the future, the Company believed that recording a valuation allowance against this deferred income tax asset was prudent and appropriate in accordance with SFAS No. 109, “Accounting for Income Taxes.”

In light of the improvement in the Company’s foreign operations and management’s adoption of transfer pricing strategies that should result in future foreign taxable income, the Company determined at December 31, 2007 and 2006 that it is more likely than not that it would be able to utilize a portion of its deferred income tax assets attributable to foreign income taxes, and the Company accordingly reversed $389 and $748 of its valuation allowance and recognized a corresponding benefit against its income tax provision in the consolidated statement of operations for the year ended December 31, 2007 and 2006, respectively.

The components of the Company’s net deferred income tax assets at December 31, 2007 and 2006 are as follows:

	2007	2006

Deferred income tax assets:
Tax credits	$6,435	$4,372
Net operating loss carry-forwards	25,979	30,202
Reserves and allowances	2,077	2,717
Accrued liabilities	1,429	1,065
Intangibles	2,142	1,766
Stock options and awards	1,703	830
Deferred lease revenue	230	(776)
Deferred revenue	55	53

Gross deferred income tax assets	40,050	40,229
Valuation allowance	(38,300)	(39,117)

Total deferred income tax assets	1,750	1,112
Deferred income tax liabilities:
Property, plant & equipment	1,057	364

Total deferred income tax liabilities	1,057	364

Net deferred income tax assets	$693	$748

The Company accounts for income taxes in accordance with SFAS No. 109. Under SFAS No. 109, deferred income tax assets and liabilities are determined based on the difference between financial statement and tax bases of assets and liabilities, using enacted rates in effect for the year in which the differences are

3D Systems Corporation

Notes to Consolidated Financial Statements — (Continued)

expected to reverse. The provision for income taxes is based on domestic and international statutory income tax rates in the jurisdictions in which the Company operates.

At December 31, 2007, $25,979 of the Company’s deferred income tax assets was attributable to $114,324 of net operating loss carry-forwards, which consisted of $67,256 of loss carry-forwards for U.S. federal income tax purposes, $45,922 of loss carry-forwards for U.S. state income tax purposes and $1,146 of loss carry-forwards for foreign income tax purposes. The reduction in the loss carryforward for foreign income tax purposes is primarily due to the adoption of the FIN 48 described below.

At December 31, 2006, $30,202 of the Company’s deferred income tax assets were attributable to $136,133 of net operating loss carry-forwards, which consisted of $69,918 of loss carry-forwards for U.S. Federal income tax purposes, $57,067 of loss carry-forwards for U.S. state income tax purposes and $9,148 of loss carry-forwards for foreign income tax purposes.

The Federal net operating loss carry-forwards set forth above include deductions for the exercise of stock options. However, the net operating loss attributable to the excess of the tax deduction for the exercise of the stock options over the cumulative expense that would be recorded under FAS 123(R) in the financial statements is not recorded as a deferred income tax asset. The benefit of the excess deduction of $5,415 will be recorded to additional paid-in capital when the Company realizes a reduction in its current taxes payable.

At December 31, 2007, 2006 and 2005, approximately $5,897 of the federal net operating loss carry-forwards were acquired as part of the DTM acquisition in 2001 and are subject to the annual limitation of loss deduction pursuant to Section 382 of the Internal Revenue Code of 1986, as amended. The net operating loss carry-forwards acquired as part of the DTM acquisition and certain loss carry-forwards for U.S. federal income tax purposes will begin to expire in 2017, and certain loss carry-forwards for U.S. state income tax purposes will expire beginning in 2008. In addition, certain loss carry-forwards for foreign income tax purposes will begin to expire in 2017 and certain other loss carry-forwards for foreign purposes do not expire. Ultimate utilization of these loss carry-forwards depends on future taxable earnings of the Company and its subsidiaries.

At December 31, 2007, tax credits included in the Company’s deferred income tax assets consisted of $3,122 of research and experimentation tax credit carry-forwards for U.S. federal income tax purposes, $2,537 of such tax credit carry-forwards for U.S. state income tax purposes, $515 of alternative minimum tax credit carry-forwards for U.S. federal income tax purposes, $58 of other federal tax credits and $203 of other state tax credits. At December 31, 2006, tax credits included in the Company’s deferred income tax assets consisted of $3,715 of research and experimentation tax credit carry-forwards for U.S. federal income tax purposes, $142 of such tax credit carry-forwards for U.S. state income tax purposes, $515 of alternative minimum tax credit carry-forwards for U.S. Federal income tax purposes and $0 of other state tax credits. The increase in the tax credit carry-forward for U.S. state income tax purposes is primarily due to the Company’s correcting the amount of the credit reported in 2006 and the related fully offsetting valuation allowance. The alternative minimum tax credits and the state research and experimentation tax credits do not expire.

The Company has not provided for any taxes on approximately $3,756 of unremitted earnings of its foreign subsidiaries, as the Company intends to permanently reinvest all such earnings outside of the U.S.

As a result of adoption of FIN 48, at January 1, 2007, the Company had recognized a $1,208 increase to its accumulated deficit in earnings that consisted of a $323 reduction in its deferred tax assets and the recording of an $885 long-term income tax payable in its consolidated balance sheet. In addition, the Company would have recognized a $3,734 increase to deferred tax assets for unrecognized benefits related to positions taken in prior periods, which would have affected accumulated deficit in earnings if it had not made, which it did, a corresponding increase in the valuation allowance maintained in its consolidated financial statements. For the year ended December 31, 2007, the Company increased its FIN 48 reserve by $3 and increased its unrecognized benefits by $267. The Company does not anticipate any additional unrecognized

3D Systems Corporation

Notes to Consolidated Financial Statements — (Continued)

tax benefits during the next twelve months that would result in a material change to its consolidated financial position.

Unrecognized Tax Benefits	2007

Balance at January 1	$2,526
Increases related to prior year tax positions	60
Decreases related to prior year tax positions	(189)
Increases related to current year tax positions	5
Decreases related to current year tax position	(339)
Decreases in unrecognized liabilities due to settlements with foreign tax authorities	727

Balance at December 31	$2,790

The Company includes interest and penalties accrued in accordance with FIN 48 in the consolidated financial statements as a component of income tax expense.

The principal tax jurisdictions in which the Company files income tax returns are the United States, France, Germany, Japan, Italy, Switzerland and the United Kingdom. Tax years 2004 through 2007 remain subject to examination by the U.S. Internal Revenue Service. Should the Company utilize any of its U.S. loss carry forwards, its losses which date back to 1997, would be subject to examination. The Company’s non-U.S. subsidiaries tax returns are open to possible examination beginning in the year shown in parentheses in the following countries: France (2004), Germany (2000), Japan (2002), Italy (2003), Switzerland (2003) and United Kingdom (2005).

Note 21	Segment Information

The Company operates in one reportable business segment in which it develops, manufactures and markets worldwide 3-D modeling, rapid prototyping and manufacturing systems designed to reduce the time it takes to produce three-dimensional objects. The Company conducts its business through subsidiaries in the U.S., a subsidiary in Switzerland that operates a research and production facility and sales and service offices operated by subsidiaries in the European Community (France, Germany, the United Kingdom, Italy and Switzerland) and in Asia (Japan and Hong Kong.) Revenue from unaffiliated customers attributed to Germany includes sales by the Company’s German subsidiary to customers in countries other than Germany. The Company has historically disclosed summarized financial information for the geographic areas of operations as if they were segments in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

Such summarized financial information concerning the Company’s geographical operations is shown in the following tables:

	2007	2006	2005

Revenue from unaffiliated customers:
United States	$65,502	$58,646	$65,428
Germany	34,773	24,144	23,252
Other Europe	34,047	29,740	27,402
Asia Pacific	22,194	22,290	22,996

Total	$156,516	$134,820	$139,078

3D Systems Corporation

Notes to Consolidated Financial Statements — (Continued)

The Company’s revenue from unaffiliated customers by type is as follows:

	2007	2006	2005

Systems and other products	$58,178	$46,463	$55,133
Materials	61,969	52,062	44,648
Services	36,369	36,295	39,297

Total revenue	$156,516	$134,820	$139,078

Intercompany sales were as follows:

	Year Ended December 31, 2007
	Intercompany Sales to
	United		Other	Asia
	States	Germany	Europe	Pacific	Total

United States	$—	$21,333	$11,797	$15,783	$48,913
Germany	445	—	6,793	90	7,328
Other Europe	6,973	260	—	—	7,233
Asia Pacific	—	—	—	—	—

Total	$7,418	$21,593	$18,590	$15,873	$63,474

	Year Ended December 31, 2006
	Intercompany Sales to
	United		Other	Asia
	States	Germany	Europe	Pacific	Total

United States	$—	$15,201	$12,271	$13,609	$41,081
Germany	266	—	3,593	301	4,160
Other Europe	5,722	145	—	61	5,928
Asia Pacific	—	—	—	—	—

Total	$5,988	$15,346	$15,864	$13,971	$51,169

	Year Ended December 31, 2005
	Intercompany Sales to
	United		Other	Asia
	States	Germany	Europe	Pacific	Total

United States	$—	$14,348	$15,678	$10,362	$40,388
Germany	320	—	2,500	52	2,872
Other Europe	4,548	428	—	19	4,995
Asia Pacific	—	—	—	—	—

Total	$4,868	$14,776	$18,178	$10,433	$48,255

	2007	2006	2005

Income (loss) from operations:
United States	$(9,924)	$(28,888)	$3,211
Germany	430	1,608	(1,104)
Other Europe	1,110	1,621	4,517
Asia Pacific	2,127	1,770	2,900

Subtotal	(6,257)	(23,889)	9,524
Inter-segment elimination	1,128	(1,802)	(1,109)

Total	$(5,129)	$(25,691)	$8,415

3D Systems Corporation

Notes to Consolidated Financial Statements — (Continued)

	2007	2006

Assets:
United States	$86,339	$82,715
Germany	29,960	25,237
Other Europe	64,840	63,368
Asia Pacific	16,602	19,218

Subtotal	197,741	190,538
Inter-company elimination	(30,356)	(24,344)

Total	$167,385	$166,194

	2007	2006	2005

Depreciation and amortization:
United States	$6,216	$5,668	$4,706
Germany	379	324	529
Other Europe	309	334	547
Asia Pacific	66	203	144

Total	$6,970	$6,529	$5,926

	2007	2006

Long-lived assets:
United States	$34,036	$38,361
Germany	12,438	8,677
Other Europe	41,391	37,200
Asia Pacific	8,998	9,470

Subtotal	96,863	93,708
Inter-company elimination	(20,099)	(14,142)

Total	$76,764	$79,566

	2007	2006	2005

Capital expenditures:
North America	$854	$9,114	$1,266
Germany	21	541	1,000
Other Europe	39	445	208
Asia Pacific	32	—	42

Total	$946	$10,100	$2,516

Note 22	Lease Obligations

The Company leases certain of its facilities and equipment under capitalized leases and other facilities and equipment under non-cancelable operating leases. The leases are generally on a net-rent basis, under which the Company pays taxes, maintenance and insurance. Except for the Company’s former headquarters in Valencia, California, which was replaced with a smaller facility in California in January 2008, leases that

3D Systems Corporation

Notes to Consolidated Financial Statements — (Continued)

expire are expected to be renewed or replaced by leases on other properties. Rental expense for the years ended December 31, 2007, 2006 and 2005 aggregated $2,702, $2,367 and $2,460, respectively.

The Company’s future minimum lease payments as of December 31, 2007 under capitalized leases and non-cancelable operating leases, with initial or remaining lease terms in excess of one year, were as follows:

	Capitalized	Operating
Years Ending December 31:	Leases	Leases

2008	$793	$1,885
2009	793	865
2010	793	670
2011	784	572
2012	701	310
Later years	14,403	73

Total minimum lease payments	18,267	$4,375

Less amounts representing imputed interest	(9,423)

Present value of minimum lease payments	8,844
Less current portion of capitalized lease obligations	(181)

Capitalized lease obligations, excluding current portion	$8,663

Rock Hill Facility

The Company took occupancy of its new headquarters and research and development facility in November 2006. The Company leases that facility pursuant to a lease agreement with KDC-Carolina Investments 3, LP. After its initial term ending August 31, 2021, the lease provides the Company with the option to renew the lease for two additional five-year terms. The lease also grants the Company the right to cause KDC, subject to certain terms and conditions, to expand the leased premises during the term of the lease, in which case the term of the lease would be extended. Under the terms of the lease, the Company is obligated to pay all taxes, insurance, utilities and other operating costs with respect to the leased premises. The lease also grants the Company the right to purchase the leased premises and undeveloped land surrounding the leased premises on terms and conditions described more particularly in the lease. This lease is recorded a capitalized lease obligation under Statement of Financial Accounting Standards No. 13, “Accounting for Leases.”

Furniture and Fixtures Lease

In November 2006, the Company entered into a lease financing with a financial institution covering office furniture and fixtures. In accordance with SFAS No. 13, the Company has recorded this lease as a capitalized lease. The terms of the lease require the Company to make monthly payments through October 2011.

Note 23	Commitments and Contingencies

The Company is involved in various legal matters incidental to its business. The Company’s management believes, after consulting with counsel, that the disposition of these legal matters will not have a material effect on the Company’s consolidated results of operations or consolidated financial position.

3D Systems Corporation

Notes to Consolidated Financial Statements — (Continued)

Note 24	Selected Quarterly Financial Data (unaudited)

The following tables set forth unaudited selected quarterly financial data.

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,
	2007	2007	2007	2007

Consolidated revenue	$44,930	$38,228	$36,426	$36,932
Gross profit	18,140	15,938	13,479	15,903
Total operating expenses	16,704	15,506	18,400	17,979
Income (loss) from operations	1,436	432	(4,921)	(2,076)
Income tax (benefit) expense	62	248	(177)	358
Net income (loss)	1,353	330	(5,303)	(3,120)
Net income (loss) available to common stockholders	1,353	330	(5,303)	(3,120)
Basic net income (loss) available to common stockholders per share	0.06	0.02	(0.27)	(0.16)
Diluted net income (loss) available to common stockholders per share	0.06	0.01	(0.27)	(0.16)

	December 31,	September 30,	June 30,	March 31,
	2006	2006	2006	2006

Consolidated revenue	$42,576	$31,470	$27,131	$33,643
Gross profit	16,076	10,740	5,836	13,605
Total operating expenses	21,410	19,422	16,164	14,952
Loss from operations	(5,334)	(8,682)	(10,328)	(1,347)
Income tax (benefit) expense	(124)	2,241	39	23
Net loss	(5,959)	(11,259)	(10,525)	(1,537)
Net loss available to common stockholders	(5,959)	(11,259)	(11,528)	(1,948)
Basic net loss available to common stockholders per share	(0.31)	(0.61)	(0.71)	(0.13)
Diluted net loss available to common stockholders per share	(0.31)	(0.61)	(0.71)	(0.13)

The sum of per share amounts for each of the quarterly periods presented does not necessarily equal the total presented for the year because each quarterly amount is independently calculated at the end of each period based on the net income (loss) available to common stockholders for such period and the weighted average shares of outstanding common stock for such period.

25	Subsequent Events

On February 28, 2008, the Company purchased for $5,300 certain equipment (principally inventory related) from its former customer, Tangible Express, LLC, that was made available following Tangible Express’ announcements in late January and early February 2008 that it was closing its doors, no longer providing prototyping services and selling certain equipment. In connection with that transaction, Tangible Express paid the Company $638 covering outstanding amounts that it owed the Company.

In connection with these arrangements, the Company and Tangible Express entered into a Settlement and Release Agreement in which both parties agreed to a general release of all claims against the other, including such claims as made by Tangible Express against the Company in a civil action it filed on January 22, 2008 in the United States District Court, District of Utah, Central Division in which Tangible Express sought, among other things, a refund of the purchase costs for equipment and services and related damages.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
3D Systems Corporation
Rock Hill, South Carolina

The audits referred to in our report dated March 17, 2008, relating to the Consolidated Financial Statements of 3D Systems Corporation for the years ended December 31, 2007, 2006 and 2005, which is contained in Item 8 of the Form 10-K, included the audit of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based upon our audits.

In our opinion, the financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/  BDO Seidman, LLP

BDO Seidman, LLP
Charlotte, North Carolina

March 17, 2008

SCHEDULE II

3D Systems Corporation

Valuation and Qualifying Accounts

Years Ended December 31, 2007, 2006 and 2005

		Balance at	Additions		Balance
Year		Beginning of	Charged to		at End of
Ended	Item	Year	Expense	Deductions	Year

2007	Allowance for doubtful accounts	$2,359	$109	$(396)	$2,072
2006	Allowance for doubtful accounts	$990	$1,612	$(243)	$2,359
2005	Allowance for doubtful accounts	$1,214	$(48)	$(176)	$990
2007	Reserve for excess and obsolete inventory	$2,353	$(82)	$35	$2,306
2006	Reserve for excess and obsolete inventory	$1,317	968	$68	$2,353
2005	Reserve for excess and obsolete inventory	$2,710	(733)	$(660)	$1,317
2007	Deferred income tax asset allowance accounts	$39,117	$2,177	$(2,994)	$38,300
2006	Deferred income tax asset allowance accounts	$22,979	$17,890	$(1,752)	$39,117
2005	Deferred income tax asset allowance accounts	$28,810	$(3,331)	$(2,500)	$22,979