Form 10-Q
period 2008-03-31
3D SYSTEMS CORP
filed 2008-05-08
CIK 910638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

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

Shares of Common Stock, par value $0.001, outstanding as of April 30, 2008: 22,342,137

3D SYSTEMS CORPORATION

Quarterly Report on Form 10-Q for the
Quarter Ended March 31, 2008

PART I. — FINANCIAL INFORMATION

Item 1.	Financial Statements.

3D SYSTEMS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(In thousands, except
	par value)
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$21,932	$29,689
Accounts receivable, net of allowance for doubtful accounts of $2,838 (2008) and $2,072 (2007)	25,440	31,115
Inventories, net of reserves of $2,787 (2008) and $2,306 (2007)	24,418	20,041
Prepaid expenses and other current assets	4,660	4,429
Deferred income tax assets	585	693
Restricted cash	1,200	1,200
Assets held for sale	3,454	3,454

Total current assets	81,689	90,621
Property and equipment, net	25,592	21,331
Intangible assets, net	4,942	5,170
Goodwill	48,982	47,682
Other assets, net	2,893	2,581

	$164,098	$167,385

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Industrial development bonds	$3,205	$3,325
Current portion of capitalized lease obligations	185	181
Accounts payable	17,452	20,712
Accrued liabilities	10,682	12,248
Customer deposits	2,868	1,537
Deferred revenue	11,631	11,712

Total current liabilities	46,023	49,715
Long-term portion of capitalized lease obligation	8,615	8,663
Other liabilities	4,498	4,238

Total liabilities	59,136	62,616

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred Stock, authorized 5,000 shares, none issued	—	—
Common stock, $0.001 par value, authorized 60,000 shares; 22,387 (2008) and 22,224 (2007) issued	22	22
Additional paid-in capital	175,208	173,645
Treasury stock, at cost; 52 shares (2008) and 50 shares (2007)	(113)	(111)
Accumulated deficit	(76,094)	(72,403)
Accumulated other comprehensive income	5,939	3,616

Total stockholders’ equity	104,962	104,769

	$164,098	$167,385

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended March 31,
	2008	2007
	(In thousands, except per share amounts) (unaudited)

Revenue:
Products	$22,765	$28,559
Services	9,022	8,373

Total revenue	31,787	36,932

Cost of sales:
Products	11,727	14,064
Services	6,634	6,965

Total cost of sales	18,361	21,029

Gross profit	13,426	15,903

Operating expenses:
Selling, general and administrative	13,064	14,892
Research and development	3,597	3,087

Total operating expenses	16,661	17,979

Loss from operations	(3,235)	(2,076)
Interest and other expense, net	70	686

Loss before income taxes	(3,305)	(2,762)
Provision for income taxes	386	358

Net loss	$(3,691)	$(3,120)

Net loss per share — basic	$(0.17)	$(0.16)

Net loss per share — diluted	$(0.17)	$(0.16)

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2008	2007
	(In thousands) (unaudited)

Cash flows from operating activities:
Net loss	$(3,691)	$(3,120)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for (benefit of) deferred income taxes	(108)	358
Depreciation and amortization	1,350	1,812
Provisions for (benefit of) bad debts	421	(74)
Stock-based compensation	480	963
Loss on the disposition of property and equipment	14	—
Changes in operating accounts:
Accounts receivable	7,508	6,632
Inventories	(6,862)	(5,361)
Prepaid expenses and other current assets	(104)	995
Accounts payable	(5,139)	(6,319)
Accrued liabilities	(2,014)	(1,063)
Customer deposits	1,188	(4,193)
Deferred revenue	(505)	1,930
Other operating assets and liabilities	369	338

Net cash used in operating activities	(7,093)	(7,102)

Cash flows used in investing activities:
Purchases of property and equipment	(1,882)	(122)
Additions to license and patent costs	(173)	(128)
Software development costs	—	(212)

Net cash used in investing activities	(2,055)	(462)

Cash flows provided by financing activities:
Stock options and restricted stock proceeds	1,081	148
Repayment of long-term debt	(165)	(151)

Net cash provided by (used in) financing activities	916	(3)
Effect of exchange rate changes on cash	475	243

Net decrease in cash and cash equivalents	(7,757)	(7,324)

Cash and cash equivalents at the beginning of the period	29,689	14,331

Cash and cash equivalents at the end of the period	$21,932	$7,007

Supplemental Cash Flow Information:
Interest payments	$217	$325
Income tax payments	240	167
Non-cash items
Conversion of 6% convertible subordinated debentures	—	509
Transfer of equipment from inventory to property and equipment, net(a)	3,572	945
Transfer of equipment to inventory from property and equipment, net(b)	218	112

(a)	Inventory is transferred from inventory to property and equipment at cost when the Company requires additional machines for training, demonstration or short-term rentals. The transfer of $3,002 of equipment purchased from Tangible Express is included in transfers to property and equipment in the period ended March 31, 2008. See Note 3.

(b)	In general, an asset is transferred from property and equipment, net into inventory at its net book value when the Company has identified a potential sale for a used machine. The machine is removed from inventory upon recognition of the sale.

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock				Treasury Stock
		Par		Additional				Other	Total
		Value		Paid in			Accumulated	Comprehensive	Stockholders’
	Shares	$0.001		Capital	Shares	Amount	Deficit	Income	Equity
	(In thousands, except par value)
	(unaudited)

Balance at December 31, 2007	22,224	$22		$173,645	50	$(111)	$(72,403)	$3,616	$104,769
Exercise of stock options	161	—		1,083	—	—	—	—	1,083
Issuance (repurchase) of restricted stock	—	—	(a)	28	2	(2)	—	—	26
Stock compensation expense	2	—	(a)	452	—	—	—	—	452
Net loss	—	—		—	—	—	(3,691)	—	(3,691)
Foreign currency translation adjustment	—	—		—	—	—	—	2,323	2,323

Balance at March 31, 2008	22,387	$22		$175,208	52	$(113)	$(76,094)	$5,939	$104,962

(a)	Amounts not shown due to rounding.

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)

(1)	Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of 3D Systems Corporation and its subsidiaries (collectively, the “Company”). All significant intercompany transactions and balances have been eliminated in consolidation. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim reports. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements and should be read in conjunction with the audited financial statements included in the Company’s Form 10-K (“Form 10-K”) for the fiscal year ended December 31, 2007.

In the opinion of management, the unaudited financial statements contain all adjustments, consisting of adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations, and cash flows for the periods presented. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year.

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results may differ from those estimates and assumptions.

Certain prior-period amounts have been reclassified to conform to current year presentation.

(2)	Inventories

Components of inventories, net at March 31, 2008 and December 31, 2007 were as follows:

	2008	2007

Raw materials	$1,060	$835
Inventory held by assemblers	250	197
Work in process	—	126
Finished goods and parts	25,895	21,189

Total cost	27,205	22,347
Less: reserves	(2,787)	(2,306)

Inventories, net	$24,418	$20,041

(3)	Property and Equipment

Property and equipment at March 31, 2008 and December 31, 2007 were as follows:

			Useful Life
	2008	2007	(in years)

Building	$8,566	$8,566	25
Machinery and equipment	26,196	26,469	3-5
Capitalized software — ERP	3,105	3,077	5
Office furniture and equipment	3,535	3,492	5
Leasehold improvements	7,820	7,730	Life of Lease
Rental equipment	1,263	726	5
Construction in progress	5,216	511	N/A

Total property and equipment	55,701	50,571
Less: Accumulated depreciation and amortization	(30,109)	(29,240)

Total property and equipment, net	$25,592	$21,331

3D SYSTEMS CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On February 28, 2008, the Company purchased certain equipment from its former customer, Tangible Express, LLC. Of the $5,300 of equipment purchased from Tangible Express, $3,002 was included in construction in progress at March 31, 2008 and the balance was in finished goods inventory. The Company believes that the costs to place the Tangible Express equipment in service will be nominal.

Depreciation and software amortization expense for the three months ended March 31, 2008 and 2007 was $950 and $1,043, respectively. For the three months ended March 31, 2008 and 2007, the Company recognized software amortization expense of $162 and $114, respectively, for its capitalized enterprise resource planning (“ERP”) system.

The Company holds approximately $3,454 of assets related to its Grand Junction facility, net of accumulated depreciation, as assets held for sale, comprised primarily of $3,018 of building and improvements, net of accumulated depreciation, and $436 of land associated with the facility on its condensed consolidated balance sheets, where they have been recorded as assets held for sale. See Note 6.

(4)	Intangible Assets

Intangible assets other than goodwill at March 31, 2008 and December 31, 2007 were as follows:

	March 31, 2008
	Gross Carrying	Accumulated
	Amount	Amortization	Net

Licenses	$5,875	$(4,719)	$1,156
Patent costs	16,065	(13,238)	2,827
Other intangible assets	8,968	(8,009)	959

Total	$30,908	$(25,966)	$4,942

	December 31, 2007
	Gross Carrying	Accumulated
	Amount	Amortization	Net

Licenses	$5,875	$(4,595)	$1,280
Patent costs	15,908	(13,176)	2,732
Other intangible assets	8,968	(7,810)	1,158

Total	$30,751	$(25,581)	$5,170

For the three months ended March 31, 2008 and 2007, the Company capitalized $173 and $128, respectively, of costs incurred to acquire, develop and extend patents in the United States and various other countries.

Amortization expense related to licenses for the three months ended March 31, 2008 and 2007 was $124 in each period. Amortization expense of previously capitalized patent costs for the three months ended March 31, 2008 and 2007 was $77 and $246, respectively. Amortization expense related to such other intangible assets for the three months ended March 31, 2008 and 2007 was $199 and $20, respectively.

3D SYSTEMS CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(5)	Accrued and Other Liabilities

Accrued liabilities at March 31, 2008 and December 31, 2007 were as follows:

	2008	2007

Compensation and benefits	$4,575	$4,916
Vendor accruals	2,594	2,848
Accrued professional fees	1,636	1,287
Accrued taxes	594	1,381
Royalties payable	277	645
Non-contractual obligation to repurchase inventory held by assemblers	250	197
Accrued interest	66	74
Accrued other	690	900

	$10,682	$12,248

Other liabilities at March 31, 2008 and December 31, 2007 were as follows:

	2008	2007

Defined benefit pension obligation	$2,586	$2,367
Other long-term liabilities	1,912	1,871

	$4,498	$4,238

(6)	Borrowings

Industrial development bonds

The Company’s debt at March 31, 2008 and December 31, 2007 was $3,205 and $3,325, respectively, and represented industrial revenue bonds related to the Grand Junction facility. (See Note 3.) The interest rate at March 31, 2008 and December 31, 2007 was 2.31% and 3.52%, respectively. On May 7, 2008, the bank waived the Company’s non-compliance with the financial covenants set forth in this facility for the period ended March 31, 2008 in consideration of a $32 non-refundable waiver fee.

The Company ceased operations at its Grand Junction facility at the end of April 2006. The facility is currently listed for sale or lease. Upon sale of the Grand Junction facility, the Company expects to pay off the industrial development bonds. Following cessation of operations at the Grand Junction facility, the Company reclassified these bonds from long-term debt to current installments of long-term debt. Once the Company’s obligations under these bonds have been satisfied, the Company expects the $1.2 million of cash restricted as part of the industrial revenue bond agreement to be released to the Company.

Such restricted cash is held on deposit as partial security for the Company’s obligations under the industrial revenue bonds discussed above, and therefore is not available to the Company for its general use.

(7)	Hedging Activities and Financial Instruments

The Company conducts business in various countries using both the functional currencies of those countries and other currencies to effect cross border transactions. As a result, the Company is subject to the risk that fluctuations in foreign exchange rates between the dates that those transactions are entered into and their respective settlement dates will result in a foreign exchange gain or loss. When practicable, the Company endeavors to match assets and liabilities in the same currency on its balance sheet and those of its subsidiaries in order to reduce these risks. The Company also, when it considers it to be appropriate, enters into foreign currency contracts to hedge exposures arising from those transactions. The Company has not adopted hedge accounting under Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivatives

3D SYSTEMS CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and Hedging Activities,” as amended by SFAS No. 137 and SFAS No. 138, and all gains and losses (realized or unrealized) are recognized in cost of sales in the condensed consolidated statements of operations.

At March 31, 2008 and December 31, 2007, these contracts included contracts for the purchase of currencies other than the U.S. dollar. The dollar equivalent of the foreign currency contracts and the related fair values as of March 31, 2008 and December 31, 2007 were as follows:

	Foreign Currency
	Purchase Contracts
	2008	2007

Notional amount	$2,660	$2,905
Fair value	2,744	2,891

Net unrealized gain (loss)	$84	$(14)

The foreign currency contracts outstanding at March 31, 2008 expire at various times between April 2, 2008 and May 14, 2008. The foreign currency contracts outstanding at December 31, 2007 expired at various times between January 3, 2008 and February 13, 2008.

Changes in the fair value of derivatives are recorded in cost of sales in the condensed consolidated statements of operations. Depending on their fair value at the end of the reporting period, derivatives are recorded either in prepaid expenses and other current assets or in accrued liabilities on the condensed consolidated balance sheet.

The total impact of foreign currency items on the condensed consolidated statements of operations for the three months ended March 31, 2008 and 2007 reflected gains of $730 and $15, respectively.

(8)	Stock-based Compensation Plans

The Company records stock-based compensation expense in selling, general and administrative expenses in the condensed consolidated statements of operations. Stock-based compensation expense for the three months ended March 31, 2008 and 2007 was as follows:

	Three Months Ended
	March 31,
	2008	2007

Options	$—	$420
Restricted stock awards	480	543

Total stock-based compensation expense	$480	$963

The expense for the three-month period ended March 31, 2007 includes $497 of stock-based compensation expense primarily related to the acceleration of expense with respect to restricted stock awards related to the separation from service of the Company’s former Chief Financial Officer in the first quarter of 2007.

The number of shares of restricted common stock issued and the weighted average fair value per share during the three-month periods ended March 31, 2008 and 2007 were as follows:

	Three Months Ended March 31,
	2008		2007
		Weighted Average		Weighted Average
	Shares Awarded	Fair Value	Shares Awarded	Fair Value

Restricted stock	1,970	$14.17	—	$—

In the quarter ended March 31, 2008, the Company granted restricted stock awards covering 2 shares of common stock pursuant to the Company’s 2004 Restricted Stock Plan for Non-Employee Directors.

3D SYSTEMS CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(9)	Loss Per Share

The Company presents basic and diluted earnings (loss) per share (EPS) amounts. Basic EPS is calculated by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the applicable period. Diluted EPS is calculated by dividing net income (loss) by the weighted average number of common and common equivalent shares outstanding during the applicable period. The following table reconciles basic weighted average outstanding shares to diluted weighted average outstanding shares at March 31, 2008 and 2007:

	2008	2007

Numerator:
Net loss — numerator for basic net loss per share	$(3,691)	$(3,120)
Add: Effect of dilutive securities
Stock options and other equity compensation	—	—

Net loss — numerator for dilutive net loss per share	$(3,691)	$(3,120)

Denominator:
Denominator for basic net loss per share-weighted average shares	22,327	19,116
Add: Effect of dilutive securities
Stock options and other equity compensation	—	—

Denominator for dilutive netloss per share	22,327	19,116

Loss per share
Basic	$(0.17)	$(0.16)

Diluted	$(0.17)	$(0.16)

No dilutive securities were included in the diluted weighted average shares outstanding for the three months ended March 31, 2008 and 2007 because the effect of their inclusion would have been anti-dilutive; that is, they would have reduced net loss per share.

(10)	Income Taxes

The Company used effective tax rates of (11.7%) and (13.0%) for the three months ended March 31, 2008 and March 31, 2007, respectively.

Tax years 2004 to 2007 remain subject to examination by the U.S. Internal Revenue Service. Should the Company utilize any of its U.S. loss carryforwards, which date from 1997, these would be subject to examination. The Company files income tax returns (which are open to examination beginning in the year shown in parentheses) in France (2004), Germany (2000), Japan (2003), Italy (2003), Switzerland (2003) and the United Kingdom (2005).

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

3D SYSTEMS CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

summarized financial information for the geographic areas of operations as if they were segments in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

Such summarized financial information concerning the Company’s geographical operations is shown in the following tables:

	Three Months Ended
	March 31,
	2008	2007

Revenue from unaffiliated customers:
United States	$12,037	$16,191
Germany	7,180	7,341
Other Europe	8,481	8,758
Asia Pacific	4,089	4,642

Total	$31,787	$36,932

The Company’s revenue from unaffiliated customers by type is as follows:

	Three Months Ended
	March 31,
	2008	2007

Systems and other products	$7,842	$13,191
Materials	14,923	15,368
Services	9,022	8,373

Total revenue	$31,787	$36,932

Intercompany sales were as follows:

	Three Months Ended March 31, 2008
	Intercompany Sales to
	United		Other	Asia
	States	Germany	Europe	Pacific	Total

United States	$—	$4,683	$2,898	$3,001	$10,582
Germany	34	—	1,962	—	1,996
Other Europe	1,200	48	—	—	1,248
Asia Pacific	—	—	—	—	—

Total	$1,234	$4,731	$4,860	$3,001	$13,826

	Three Months Ended March 31, 2007
	Intercompany Sales to
	United		Other	Asia
	States	Germany	Europe	Pacific	Total

United States	$—	$4,380	$2,932	$6,176	$13,488
Germany	27	—	1,192	1	1,220
Other Europe	1,871	47	—	—	1,918
Asia Pacific	—	—	—	—	—

Total	$1,898	$4,427	$4,124	$6,177	$16,626

3D SYSTEMS CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

All revenue between geographic areas is recorded at prices that provide for an allocation of profit (loss) between entities. Income (loss) from operations and assets for each geographic area were as follows:

	Three Months Ended March 31,
	2008	2007

Loss from operations:
United States	$(4,724)	$(2,799)
Germany	265	376
Other Europe	657	1,164
Asia Pacific	1,045	(284)

Subtotal	(2,757)	(1,543)
Inter-segment elimination	(478)	(533)

Total	$(3,235)	$(2,076)

	March 31,	December 31,
	2008	2007

Assets:
United States	$76,061	$86,339
Germany	31,447	29,960
Other Europe	71,892	64,840
Asia Pacific	18,590	16,602
Subtotal	197,990	197,741
Inter-company elimination	(33,892)	(30,356)

Total	$164,098	$167,385

(12)	Commitments and Contingencies

On March 14, 2008, DSM Desotech Inc. filed a complaint in an action titled DSM Desotech Inc. v. 3D Systems Corporation in the United States District Court for the Northern District of Illinois (Eastern Division) asserting that the Company engages in anticompetitive behavior with respect to resins used in large-frame stereolithography machines. The complaint further asserts that the Company is infringing two of DSM Desotech’s patents relating to stereolithography machines. The Company intends to vigorously contest all of the claims asserted by DSM Desotech.

The Company is also involved in various other legal matters incidental its business. The Company’s management believes, after consulting with counsel, that the disposition of these other legal matters will not have a material effect on the Company’s consolidated results of operations or consolidated financial position.

(13)	Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements.” (“SFAS No. 157”) SFAS No. 157 introduces a framework for measuring fair value and expands required disclosure about fair value measurements of assets and liabilities. SFAS No. 157 for financial assets and liabilities is effective for fiscal years beginning after November 15, 2007, and the Company has adopted the standard for those assets and liabilities as of January 1, 2008 and the impact of adoption was not significant.

3D SYSTEMS CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS No. 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements as of March 31, 2008
	Level 1	Level 2	Level 3	Total
	(In thousands)

Description
Short term investments(1)	$16,474	$—	$—	$16,474
Restricted cash and short-term investments(1)	1,200	—	—	1,200
Currency derivative contracts(1)	2,744	—	—	2,744

Total	$20,418	$—	$—	$20,418

(1)	Unrealized gains or losses on short term investments, restricted cash and short-term investments and derivatives are recorded in the statement of operations at each measurement date.

The fair market value of level 1 currency derivative contracts at March 31, 2008 and December 31, 2007 was as follows:

	Foreign Currency
	Purchase Contracts
	2008	2007
	(In thousands)

Notional amount	$2,660	$2,905
Fair value	2,744	2,891

Net unrealized gain (loss)	$84	$(14)

FASB Staff Position No. 157-2 delayed the effective date of FAS No. 157 until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We are assessing the impact FAS No. 157 will have on the Company’s consolidated financial statements.

3D SYSTEMS CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(14)	Recent Accounting Pronouncements

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“FAS No. 159”), which became effective January 1, 2008. FAS No. 159 permits companies to choose to measure certain financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. The implementation of this standard did not have a material impact on the Company’s consolidated financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141(revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R provides revised guidance on how acquirors recognize and measure the consideration transferred, identifiable assets acquired, liabilities assumed, noncontrolling interests, and goodwill acquired in a business combination. SFAS No. 141R also expands required disclosures surrounding the nature and financial effects of business combinations. SFAS No. 141R is effective, on a prospective basis, for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of SFAS No. 141R on its financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” (“SFAS No. 161”)This statement expands disclosures but does not change accounting for derivative instruments and hedging activities. The statement will become effective for the Company starting in January 2009. The Company is currently assessing the impact of SFAS No. 161 on its financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Business Overview

We design, develop, manufacture, market and service 3-D modeling, rapid manufacturing, and prototyping systems and related products and materials that enable complex three-dimensional objects to be produced directly from computer data without tooling, greatly reducing the time and cost required to produce prototypes or customized production parts.

Our consolidated revenue is derived primarily from the sale of our systems, the sale of the related materials used by the systems to produce solid objects and the provision of services to our customers.

Recent Developments

Investigation

During the first quarter, we received several anonymous letters alleging wrongdoing by us and certain members of our executive management. The Audit Committee of our Board of Directors promptly conducted a comprehensive investigation through independent outside counsel. This investigation concluded and confirmed that all the anonymous allegations were baseless and that there had been no wrongdoing by us or our management. Nevertheless, the investigation consumed considerable resources and time and resulted in operational disruptions, including disruptions to our sales process in the first quarter of 2008. It also added $0.6 million of investigative expense to SG&A in the first quarter.

Internal controls

We have previously disclosed that at December 31, 2007 material weaknesses existed relating to our internal controls over financial reporting with respect to the oversight and review of our inventory costing system and the design and operation of controls for certain inventory shipments and recognition of the related revenue. We have completed a number of remedial actions to correct these weaknesses, and we are continuing to pursue additional remedial efforts to correct them. See Part II, Item 4, “Controls and Procedures” below.

As part of our remediation efforts, we have adopted a variety of procedures to conduct additional detailed transaction reviews and control activities with regard to our financial statements for all periods that we have identified as being affected by the material weaknesses described above. As a result of these efforts, we believe that the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q have been prepared in accordance with generally accepted accounting principles, fairly present in all material respects our financial position, results of operations and cash flows for the periods presented and are free of material errors.

New product developments and geographic expansion activities

Since the beginning of 2008, we have continued our new product development and geographic expansion activities, resulting in the following:

•	In January 2008, we launched the ProJettm HD 3000 3-D Production System, a new, professional, high-definition 3-D modeler that is based on our patented and proprietary Multi-Jet Modeling technology. The ProJettm HD 3000 3-D Production System provides the choice of both high definition and ultra high definition build modes in a single system and is designed for a wide range of uses.

•	In February 2008, we launched our ProJettm DP 3000 3-D Production System, a 3-D Modeler that is designed to accurately, consistently and economically manufacture precision wax-ups for dental professionals. The user of the ProJettm DP Production System scans a model, designs a virtual wax-up using 3-D software, then sends the data to the ProJettm Production System to “print” wax-ups in layers; the system can generate hundreds of units each cycle.

•	During March 2008, we began commercial shipments of our new, V-Flashtm Desktop Modeler to North American customers. Due to the timing and delivery of these units, the related revenue was deferred and not recognized in the first quarter. The V-Flashtm Desktop Modeler is designed to build three-dimensional models within hours in a home or an office, enabling designers, engineers, hobbyists and students to imagine, design and build their ideas at their desks. The V-Flashtm Desktop Modeler is the first product based on our new Film Transfer Imaging technology platform.

•	Opened the Japanese marketplace to our key Accura® materials, expanding our portfolio of proven, dependable Accura® materials in Japan.

These new products did not have a material effect on our revenue for the first three months of 2008.

Summary of 2008 first quarter financial results

As discussed in greater detail below, for the first quarter of 2008, revenue declined 13.9% to $31.8 million from $36.9 million for the first quarter of 2007 primarily as a result of lower unit volume.

Our loss from operations increased to $3.2 million for the first quarter of 2008 from $2.1 million in the 2007 quarter. Our lower gross profit in the first quarter of 2008 arose primarily from our lower level of revenue.

Our operating expenses declined $1.3 million in the first quarter of 2008 to $16.7 million from $18.0 million in the previous year’s quarter. The decrease reflected lower selling general and administrative expenses partially offset by higher research and development expenses. We believe that our quarterly operating expenses have begun to resume a more normalized run rate, and accordingly we expect our SG&A expenses for 2008 to fall into the range of $44 to $52 million.

Results of Operations

First quarter comparison of revenue by class of product and service

Table 1 sets forth our change in revenue by class of product and service for the first quarter of 2008 compared to the first quarter of 2007:

Table 1

	Systems and
	Other
	Products		Materials		Services		Totals
	(Dollars in thousands)

Revenue at March 31, 2007	$13,191	35.7%	$15,368	41.6%	$8,373	22.7%	$36,932	100%

Change in revenue:
Volume
Core products and services	916	6.9	(798)	(5.2)	(184)	(2.2)	(66)	(0.2)
New products and services	(6,582)	(49.9)	1,205	7.8	361	4.3	(5,016)	(13.6)
Price/Mix	(215)	(1.6)	(1,801)	(11.7)	—	—	(2,016)	(5.4)
Foreign currency translation	532	4.0	949	6.2	472	5.6	1,953	5.3

Net change	(5,349)	(40.6)	(445)	(2.9)	649	7.8	(5,145)	(13.9)

Revenue at March 31, 2008	$7,842	24.7%	$14,923	46.9%	$9,022	28.4%	$31,787	100.0%

On a consolidated basis, revenue for the first quarter of 2008 declined by 13.9% to $31.8 million from $36.9 million for the first quarter of 2007. The principal factors leading to this $5.1 million decrease in consolidated revenue were decreases arising from product unit volume and the unfavorable combined effect of price and mix partially offset by the favorable effect of foreign currency translation.

As used in this Management’s Discussion and Analysis, the combined effect of changes in product mix and average selling prices, sometimes referred to as price and mix effects, relates to changes in revenue that are not able to be specifically related to changes in unit volume. Among these changes are changes in the product mix of our materials and our systems as the trend toward smaller, more economical systems has continued and the influence of new systems and materials on our operating results has grown. Our reporting systems are not currently configured to produce more quantitative information regarding the effect of price and mix changes on revenue. However, we believe that changes in product mix, rather than changes in average selling prices, are the principal contributor to the price and mix effects that we experienced in the first quarters of 2008 and 2007.

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

At March 31, 2008 our backlog was approximately $2.3 million, a 25.8% reduction from the $3.1 million of backlog at December 31, 2007. We believe that our level of backlog at March 31, 2008 is generally consistent with the normal operating trends in our business.

In the absence of significant large-frame systems’ sales, revenue from systems and other products decreased by $5.4 million or 40.6% to $7.8 million for the quarter ended March 31, 2008 from $13.2 million for the first quarter of 2007 and comprised 24.7% of consolidated revenue in the 2008 quarter compared to 35.7% in the 2007 period. The decline arose primarily from a $6.6 million decrease in the volume of new products and an unfavorable $0.2 million combined effect of price and mix partially offset by a $0.9 million increase in core systems revenue and a $0.5 million favorable impact from foreign currency translation.

Revenue from materials was also adversely impacted by the absence of large-frame systems’ sales, which are typically accompanied by significant initial material purchases to charge-up new systems and commence production, and decreased demand in the U.S. market for large parts. Revenue from materials declined by $0.4 million or 2.9% to $14.9 million for the first quarter of 2008 from $15.4 million for the 2007 quarter and comprised 46.9% of consolidated revenue in the 2008 period compared to 41.6% in the 2007 period. This decrease was primarily the result of the unfavorable $1.8 combined effect of price and mix and a $0.8 million decrease in core materials volume partially offset by a $1.2 million increase in new materials volume and a $0.9 million of favorable foreign currency translation. The materials increase as a percentage of total revenue was primarily due to the proportionately higher decline in revenue from systems and other products in the 2008 quarter.

Revenue from services increased by $0.6 million or 7.8% to $9.0 million for the first quarter of 2008 from $8.4 million for the 2007 period and increased to 28.4% of consolidated revenue from 22.7% for the 2007 period. The increase was primarily the result of favorable foreign currency translation of $0.5 million and an increase in new products services volume of $0.4 million partially offset by a decrease in core products volume of $0.2 million.

Change in quarterly revenue by geographic region

Each geographic region contributed to our lower level of revenue in first quarter of 2008. Table 2 sets forth the change in revenue by geographic area for the first quarter of 2008 compared to the first quarter of 2007:

Table 2

							Net Change in
							Consolidated
	U.S.		Europe		Asia-Pacific		Revenue
	(Dollars in thousands)

Revenue at March 31, 2007	$16,191	43.8%	$16,099	43.6%	$4,642	12.6%	$36,932	100%

Volume	(4,463)	(27.6)	(469)	(2.9)	(150)	(3.2)	(5,082)	(13.8)
Price/Mix	309	1.9	(1,558)	(9.7)	(767)	(16.5)	(2,016)	(5.4)
Foreign currency translation	—	—	1,589	9.9	364	7.8	1,953	5.3

Net change revenue	(4,154)	(25.7)	(438)	(2.7)	(553)	(11.9)	$(5,145)	(13.9)

Revenue at March 31, 2008	$12,037	37.9%	$15,661	49.3%	$4,089	12.9%	$31,787	100%

Revenue from U.S. operations declined by $4.2 million or 25.7% to $12.0 million from $16.2 million in the first quarter of 2007. The decrease was due to lower volume partially offset by the favorable combined effect of price and mix.

Revenue from non-U.S. operations at March 31, 2008 declined by $1.0 million or 4.8% to $19.7 million from $20.7 million at March 31, 2007. Revenue from non-U.S. operations as a percent of total revenue was 62.1% and 56.2%, respectively, at March 31, 2008 and 2007. The decline in non-U.S. revenue excluding the effect of foreign currency translation was 14.2% in the first quarter 2008.

Revenue from European operations declined by $0.4 million or 2.7% to $15.7 million from $16.1 million in the prior year period. This decrease was due to a $1.6 million decline in the combined effect of price and mix, a $0.5 million decline in volume partially offset by a $1.6 million favorable foreign currency translation.

Revenue from Asia-Pacific operations declined by $0.5 million or 11.9% to $4.1 million from $4.6 million in the prior year period due primarily to the unfavorable $0.8 million combined effect of changes in price and mix and a decrease in volume of $0.2 million that was partially offset by a $0.4 million in favorable foreign currency translation.

Gross profit and gross profit margins

Table 3 sets forth gross profit and gross profit margin for our products and services for the first quarters of 2008 and 2007 (dollars in thousands):

Table 3

	Three Months Ended March 31,
	2008		2007
	Gross	%	Gross	%
	Profit	Revenue	Profit	Revenue
	(Dollars in thousands)

Systems	$1,391	17.7%	$5,005	37.9%
Materials	9,647	64.6	9,490	61.8
Services	2,388	26.5	1,408	16.8

Total	$13,426	42.2%	$15,903	43.1%

Consolidated gross profit margin in the first quarter of 2008 decreased by 0.9 percentage points to 42.2% of revenue from 43.1% of revenue for the 2007 quarter. On a consolidated basis, gross profit for the first quarter of 2008 decreased by $2.5 million to $13.4 million from $15.9 million in the first quarter of 2007, primarily as a result of lower large-frame systems revenue that had a $1.2 million adverse effect on the absorption of overhead for the systems category of products. We believe that this $1.2 million decline accounted for approximately 80% of the margin decline for systems in the first quarter of 2008. Gross profit was also negatively affected by certain supply chain and third-part logistics inefficiencies, which resulted in higher cost of goods sold and additional freight charges, and by higher warranty costs. The increase in cost of sales also included $1.3 million of unfavorable foreign currency exchange effects related to the decline in the U.S. dollar relative to other currencies. Most of this currency effect relates to materials that we purchase or produce outside of the United States.

The combined effect of the lower large-frame sales, the unfavorable foreign exchange rate effects, supply chain inefficiencies and warranty costs more than offset operational improvements targeted to exceed our historical gross profit margins. We are working on additional gross profit improvement objectives which include returning certain third-party logistics activities in-house and improving the quality of certain warranty parts that third parties supply to us.

Systems gross profit for the first quarter of 2008 decreased by $3.6 million or 72.2% to $1.4 million from $5.0 million for the 2007 quarter, and gross profit margin for systems decreased by 20.2 percentage points to 17.7% of revenue from 37.9% of revenue in the 2007 quarter primarily due to the decline in volume discussed above and the absorption of fixed costs over fewer units.

Material gross profit for the first quarter of 2008 increased by $0.2 million or 1.7% to $9.6 million from $9.5 million for the 2007 quarter, and gross profit margin for material increased by 2.8 percentage points to 64.6% of revenue from 61.8% of revenue in the 2007 quarter.

Gross profit for services for the first quarter of 2008 increased by $1.0 million or 69.6% to $2.4 million from $1.4 million for the 2007 quarter, and gross profit margin for services increased by 9.7 percentage points to 26.5% of revenue from 16.8% of revenue in the 2007 quarter. The improved gross profit was due to the combined effect of a decline in fixed costs associated with our decision to cease servicing certain legacy products and the favorable effect of foreign currency translation on service revenue.

Operating expenses

As shown in Table 4 total operating expenses decreased by $1.3 million or 7.0% to $16.7 million in the first quarter of 2008 from $18.0 million in the first quarter of 2007. This decrease was primarily due to $1.8 million in lower selling, general and administrative expenses partially offset by a $0.5 million of increased research and development expenses, both of which are discussed below.

Table 4

	Three Month Ended March 31,
	2008		2007
		%		%
	Amount	Revenue	Amount	Revenue
	(Dollars in thousands)

SG&A	$13,064	41.1%	$14,892	40.3%
R&D	3,597	11.3	3,087	8.4

Total	$16,661	52.4%	$17,979	48.7%

Selling, general and administrative expenses

Selling, general and administrative expenses declined $1.8 million to $13.1 million in the first quarter of 2008 compared to $14.9 million in the first quarter of 2007 related to:

•	A $1.5 million decline in severance and stock-based compensation expense; and

•	$1.2 million of lower contract labor and consultant costs.

Partially offsetting the decline was:

•	$0.6 million of expenses associated with the investigation discussed above;

•	A $0.5 million increase in bad debt expense; and

•	$0.5 million related to the decline in the U.S. dollar exchange rate relative to other currencies.

We believe that our quarterly SG&A expenses have begun to resume a more normalized run rate. We expect SG&A expenses for the full year 2008 to fall into the range of $44.0 million to $52.0 million.

Research and development expenses

Research and development expenses increased by 16.5% to $3.6 million in the first quarter of 2008 from $3.1 million in the first quarter of 2007. Research and development costs in the first quarter of 2008 included costs associated with the launch of our V-Flashtm Desktop Modeler. We continue to work on selected new product developments, and we expect to incur approximately $13 million to $14 million of research and development expenses for the full year 2008.

Loss from operations

Our loss from operations for the first quarter of 2008 increased by $1.1 million to $3.2 million from $2.1 million in 2007. In the first quarter of 2008, declines in selling, general and administrative expenses as discussed above partially offset our lower consolidated revenue and lower gross profit and increased research and development expenses.

The following table sets forth operating loss by geographic area for the first quarter of 2008 compared to 2007:

Table 5

	Three Months Ended March 31,
	2008	2007
	(Dollars in thousands)

Income (loss) from operations:
United States	$(4,724)	$(2,799)
Germany	265	376
Other Europe	657	1,164
Asia Pacific	1,045	(284)
Subtotal	(2,757)	(1,543)
Inter-segment elimination	(478)	(533)

Total	$(3,235)	$(2,076)

With respect to the U.S., in 2008 and 2007, the changes in operating loss by geographic area reflected the same factors relating to our consolidated operating loss that are discussed above. As most of our operations outside of the U.S. are conducted through sales and marketing subsidiaries, the changes in operating income (loss) in our operations outside of the U.S. in each of 2008 and 2007 resulted primarily from changes in transfer pricing and in foreign currency translation.

Interest and other expense, net

For the first quarter of 2008, we incurred $0.1 million of expense from interest and other expense, net, that arose from interest income generated from our higher cash balances and lower interest expense during the first quarter. The lower interest expenses resulted from the absence in 2008 period of borrowings under the now expired Silicon Valley Bank credit facility as well as the absence of our 6% convertible subordinated debentures.

Provisions for income taxes

We recorded a $0.4 million provision for income taxes in the first quarter of 2008 and 2007. Our provision for income taxes in both periods primarily reflects tax expense associated with income taxes in foreign jurisdictions.

Net loss

Our $3.7 million of net loss for the first quarter of 2008 resulted from our $3.2 million of loss from operations, $0.1 million of net other expense and the $0.4 million income tax provision, as discussed above.

Our $3.1 million of net loss for the first quarter of 2007 arose from our $2.1 million operating loss, $0.7 million of interest and other expense, net and the $0.4 million provision for income taxes, as discussed above.

For the three months ended March 31, 2008, our weighted average common shares outstanding were 22.3 million, and on a per share basis, the basic and diluted loss per share was $0.17. For the three months ended March 31, 2007, our weighted average common shares outstanding were 19.1 million, and on a per share basis, the basic and diluted net loss per share was $0.16.

Financial Condition and Liquidity

During the first three months of 2008, our primary sources of liquidity were cash on hand and cash flow from financing activities and our uses of liquidity were our use of cash for operating and investing activities. We intend to replace the credit facility that expired in 2007 with a new credit facility as conditions in the credit markets and our performance improve and we become able to negotiate acceptable terms for such a facility. In the meantime, we do not expect to have a need for bank borrowings given our current cash position. See “Cash flow” and “Outstanding debt and capitalized lease obligations” below.

Working capital

Our net working capital decreased by $5.2 million to $35.7 million at March 31, 2008 from $40.9 million at December 31, 2007. Table 6 provides a summary of the net changes in working capital items between these two dates.

Table 6

Increase
(Decrease)
(In thousands)

Working capital at December 31, 2007	$40,906
Changes in current assets:
Cash and cash equivalents	(7,757)
Accounts receivable, net of allowances	(5,675)
Inventories, net of reserves	4,377
Prepaid expenses and other current assets	231
Deferred income tax assets	(108)

Total current assets	(8,932)
Changes in current liabilities:
Current portion of long-term debt	(120)
Current portion of capitalized lease obligation	4
Accounts payable	(3,260)
Accrued liabilities	(1,566)
Customer deposits	1,331
Deferred revenue	(81)

Total current liabilities	(3,692)

Net change in working capital	(5,240)

Working capital at March 31, 2008	$35,666

Our unrestricted cash and cash equivalents declined by $7.8 million to $21.9 million from $29.7 million at December 31, 2007. This decrease resulted from $7.1 million of cash used in operating activities including the $5.3 million purchase of Tangible Express’ equipment, $2.1 million of cash used in investing activities partially offset by $0.9 million of cash provided by financing activities and a favorable $0.5 million effect of exchange rate changes on cash. See Cash Flow below.

Accounts receivable, net, decreased by $5.7 million to $25.4 million at March 31, 2008 from $31.1 million at December 31, 2007. This decline was primarily attributable to the collection of year end 2007 accounts receivable balances, which were primarily comprised of record sales from the fourth quarter. Accounts receivable declined despite an increase of days’ sales outstanding to 73 days at March 31, 2008 from 64 days at December 31, 2007. Our gross accounts receivable declined by $4.9 million from December 31, 2007 to March 31, 2008. Accounts receivable more than 90 days past due increased to 14.9% of gross receivables at March 31, 2008 compared to 5.5% of gross receivables at December 31, 2007.

Components of inventories were as follows:

Table 7

	2008	2007

Raw materials	$1,060	$835
Inventory held by assemblers	250	197
Work in process	—	126
Finished goods and parts	25,895	21,189

Total cost	27,205	22,347
Less: reserves	(2,787)	(2,306)

Inventories, net	$24,418	$20,041

Inventories increased by $4.4 million to $24.4 million at March 31, 2008 from $20.0 million at December 31, 2007. This increase resulted from a $4.7 million increase in finished goods inventory, a $0.2 million increase in raw materials inventory, and a $0.1 million increase in inventory held by assemblers that was partially offset by a $0.1 million decrease in work-in-process inventory. As discussed elsewhere, our purchase of equipment from Tangible Express accounted for approximately $2.3 million of the increase in finished goods inventory. We maintained $2.8 million of inventory reserves at March 31, 2008 and $2.3 million of such reserves at December 31, 2007. The increase was due to additional reserves provided for certain product lines nearing the end of their life cycle.

In connection with our outsourcing activities with our third-party assemblers, we sell to them components from time to time of our raw materials inventory related to systems that they assemble. We record those sales in our financial statements as a product financing arrangement under SFAS No. 49, “Accounting for Product Financing Arrangements.” At March 31, 2008, we held as SFAS No. 49 inventory $0.3 million of inventory sold to assemblers compared to $0.2 million of such inventory at December 31, 2007, and we had a corresponding accrued liability representing our non-contractual obligation to repurchase assembled systems and refurbished parts produced from such inventory.

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

The components of prepaid expenses and other current assets were:

Table 8

	March 31,	December 31,
	2008	2007
	(Dollars in thousands)

Value added tax (“VAT”) and sales tax refunds	$1,280	$670
Progress payments to assemblers	783	866
Non-trade receivables	472	1,076
Other	2,125	1,817

Total	$4,660	$4,429

Our prepaid expenses and other current assets increased by $0.2 million to $4.7 million at March 31, 2008 from $4.4 million at December 31, 2007. The non-trade receivables shown in Table 8, the inventory held by assemblers shown in Table 7 and a related accrued liability in an amount that corresponds to the book value of inventory held by assemblers included in accrued liabilities on our Condensed Consolidated Balance Sheet relate to the accounting for our outsourcing arrangements pursuant to SFAS No. 49. The non-trade receivables shown in Table 8 declined by $0.6 million from December 31, 2007 to $0.5 million at March 31, 2008 as a result of a reduction in semi-finished systems and parts that our third-party assemblers purchased from us to complete the assembly of systems for which we had not received payment from them at period end. VAT and sales tax refunds increased by $0.6 million to $1.3 million at March 31, 2008. The increase is due primarily to an increase in VAT for which we expect to receive payment after March 31, 2008.

Accounts payable declined by $3.2 million to $17.5 million at March 31, 2008 from $20.7 million at December 31, 2007. The decline primarily related to higher payables that corresponded to higher revenue in the quarter ended December 31, 2007 compared to the quarter ended March 31, 2008.

Customer deposits increased by $1.3 million as we deferred the revenue in the first three months of 2008 related to certain deposits made during the period.

Deferred revenue decreased by $0.1 million to $11.6 million at March 31, 2008 from $11.7 million at December 31, 2007 primarily due to a net decrease in maintenance contracts, installation, training and warranty revenue from the first three months of 2008 shipments.

The changes in the first quarter of 2008 that comprise the other components of working capital not discussed above arose in the ordinary course of business. These components of working capital include $10.7 million of accrued liabilities, $0.2 million in current installments of capitalized lease obligations, $1.2 million of restricted cash and $3.5 million in assets held for sale related to our Grand Junction facility.

As discussed elsewhere in this Form 10-Q, we closed the Grand Junction facility late in April 2006 and subsequently listed it for sale, with $3.5 million of net assets related to that facility recorded on our Condensed Consolidated Balance Sheet as assets held for sale. Also, at March 31, 2008 and December 31, 2007 we have reflected $3.2 million and $3.3 million, respectively, as a current liability consisting of the outstanding principal amount of the industrial development bonds that financed that facility, in anticipation of the sale of the facility. See Notes 3 and 6 to the Condensed Consolidated Financial Statements.

Differences not discussed above between the amounts of working capital item changes in the cash flow statement and the amounts of balance sheet changes for those items are primarily the result of foreign currency translation adjustments.

Cash flow

Table 9 summarizes the cash provided by or used in operating activities, investing activities and financing activities, as well as the effect of changes in foreign currency exchange rates on cash, for the first three months of 2008 and 2007.

Table 9

	2008	2007

Cash used in operating activities	$(7,093)	$(7,102)
Cash used in investing activities	(2,055)	(462)
Cash provided by financing activities	916	(3)
Effect of exchange rate changes on cash	475	243

Net decrease in cash and cash equivalents	$(7,757)	$(7,324)

Cash flow from operations

For the three months ended March 31, 2008, we used $7.1 million of net cash for operating activities. This use of cash consisted of our $3.7 million net loss and $5.6 million of cash consumed by net changes in operating accounts that were partially offset by $2.2 million of non-cash items included in our net loss.

Changes in operating accounts that resulted in a use of cash included the following:

•	An increase in inventories of $6.8 million;

•	A decrease in accounts payable of $5.1 million; and

•	A decrease in accrued liabilities of $2.0 million.

Changes in operating accounts that resulted in a source of cash included the following:

•	a decrease in net receivables of $7.5 million; and

•	An increase in customer deposits of $1.2 million.

For the three-month period ended March 31, 2007, we used $7.1 million of net cash for operating activities. This use of cash consisted of a net loss of $3.1 million and a change in operating accounts of $7.0 million that resulted in a negative operating cash flow of $10.5 million. Partially offsetting this amount was $3.0 million of non-cash items in net loss.

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

Cash flow from investing activities

Net cash used in investing activities in the first three months of 2008 increased to $2.1 million from $0.5 million for the first three months of 2007. This increase was primarily due to our higher level of 2008 capital expenditures.

Cash flow from financing activities

Net cash provided by financing activities increased to $0.9 million for the three months ended March 31, 2008 compared to a nominal amount in the 2007 period. This increase resulted primarily from $1.1 million of net proceeds from stock-based compensation, partially offset by debt payments.

Outstanding debt and capitalized lease obligations

At March 31, 2008, industrial development revenue bonds and capitalized lease obligations decreased to $12.0 million from $12.2 million at December 31, 2007 primarily due to scheduled payments of principal on our outstanding industrial development bonds and capital lease installments.

Our outstanding industrial development revenue bonds and capitalized lease obligations at March 31, 2008 and December 31, 2007 were as follows:

Table 10

	2008	2007
	(Dollars in thousands)

Debt:
Industrial development revenue bonds	$3,205	$3,325

Capitalized lease obligations:
Current portion of capitalized lease obligation	185	181
Capitalized lease obligation, less current portion	8,615	8,663

Total	8,800	8,844

Total current portion	3,390	3,506
Total long-term portion	8,615	8,663

Total debt	$12,005	$12,169

Capitalized lease obligations

Our outstanding capitalized lease obligations relate to two lease agreements that we entered into during 2006 with respect to our Rock Hill facility, one of which covers the facility itself and the other of which covers certain furniture and fixtures that we acquired for use in the facility. The carrying value of the headquarters facility and the furniture and fixture leases at March 31, 2008 and December 31, 2007 was $8.8 million.

Industrial development bonds

Our Grand Junction, Colorado facility was financed by industrial development bonds in the original aggregate principal amount of $4.9 million. At March 31, 2008 and December 31, 2007, the outstanding principal amount of these bonds was $3.2 million and $3.3 million, respectively. Interest on the bonds accrues at a variable rate of interest and is payable monthly. The interest rate at March 31, 2008 and December 31, 2006 was 2.31% and 3.52%, respectively. Principal payments are due in semi-annual installments through August 2016. We reclassified this indebtedness to current indebtedness in 2006 in anticipation of the sale of the Grand Junction facility. We have made all scheduled payments of principal and interest on these bonds. The bonds are collateralized by, among other things, a first mortgage on the facility, a security interest in certain equipment and an irrevocable letter of credit issued by Wells Fargo Bank, N.A. pursuant to the terms of a reimbursement agreement between us and Wells Fargo. We are required to pay an annual letter of credit fee equal to 1% of the stated amount of the letter of credit.

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

The reimbursement agreement, as amended, contains financial covenants that require, among other things, that we maintain a minimum tangible net worth (as defined in the reimbursement agreement) of $23 million plus 50% of net income from July 1, 2001 forward and a fixed-charge coverage ratio (as defined in the reimbursement agreement) of no less than 1.25 to 1.00. We are required to demonstrate our compliance with these financial covenants as of the end of each calendar quarter. On May 7, 2008, the bank waived our non-compliance with the financial covenants set forth in this facility for the period ended March 31, 2008 in consideration of a $32 non-refundable waiver fee.

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

The dollar equivalent of our foreign currency contracts and their related fair values as of March 31, 2008 and December 31, 2007 were as follows:

Table 11

	Foreign Currency
	Purchase Contracts
	2008	2007

Notional amount	$2,660	$2,905
Fair value	2,744	2,891

Net unrealized gain (loss)	$84	$(14)

At March 31, 2008 and December 31, 2007, the notional amount of these contracts at their respective settlement dates amounted to $2.7 million and $2.9 million, respectively. The 2008 and 2007 contracts related primarily to purchases of inventory from third parties. The notional amount of the purchase contracts aggregated CHF 2.7 million and CHF 3.3 million, respectively (equivalent to $2.7 million and $2.9 million, respectively, at settlement date.)

The net fair value of all foreign exchange contracts at March 31, 2008 and December 31, 2007 reflected $0.1 million of unrealized gains at March 31, 2008 and nominal losses at December 31, 2007. The foreign currency contracts outstanding at December 31, 2007 expired at various times between January 3, 2008 and February 13, 2008. The foreign currency contracts outstanding at March 31, 2008 expire at various times between April 2, 2008 and May 14, 2008.

Changes in the fair value of derivatives are recorded in cost of sales in our Consolidated Statements of Operations. Depending on their fair value at the end of the reporting period, derivatives are recorded either in prepaid and other current assets or in accrued liabilities in our Consolidated Balance Sheets.

The total impact of foreign currency related items on our Consolidated Statements of Operations was a $0.7 million gain in the three months ended March 31, 2008 and a nominal gain for 2007.

Stockholders’ equity

Stockholders’ equity increased by $0.2 million to $105.0 million at March 31, 2008 from $104.8 million at December 31, 2007. This increase was comprised of the following:

•	$1.1 million of net proceeds from stock option exercises during the first three months of 2008;

•	$0.5 million of stock compensation expense recorded in stockholders’ equity in accordance with SFAS No. 123(R) during the first three months of 2008; and

•	$2.3 of foreign currency translation adjustments included in accumulated other comprehensive income.

This $3.9 million increase in stockholders equity was partially offset by our $3.7 million net loss reported for the first three months of 2008.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“SFAS No. 159”), which became effective January 1, 2008. SFAS No. 159 permits companies to choose to measure certain financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. The implementation of this standard did not have a material impact on our consolidated financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141(revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R provides revised guidance on how acquirors recognize and measure the consideration transferred, identifiable assets acquired, liabilities assumed, noncontrolling interests, and goodwill acquired in a business combination. SFAS No. 141R also expands required disclosures surrounding the nature and financial effects of business combinations. SFAS No. 141R is effective, on a prospective basis, for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of SFAS No. 141R on our financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” (’SFAS No. 161”) This statement expands disclosures but does not change accounting for derivative instruments and hedging activities. The statement will become effective for the Company starting in January 2009. We are currently assessing the impact of SFAS No. 161 on its financial statements.

Critical Accounting Policies and Significant Estimates

For a discussion of our critical accounting policies and estimates, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

In addition to statements that explicitly describe such risks and uncertainties, readers are urged to consider statements in future or conditional tenses or that include terms such as “believes,” “belief,” “expects,” “intends,” “anticipates” or “plans” to be uncertain and forward-looking. Forward-looking statements may include comments as to our beliefs and expectations as to future events and trends affecting our business. Forward-looking statements are based upon management’s current expectations concerning future events and trends and are necessarily subject to uncertainties, many of which are outside of our control. The factors stated under the heading “Cautionary Statements and Risk Factors” set forth below and those described in our other

SEC reports, including our Form 10-K for the year ended December 31, 2007, as well as other factors, could cause actual results to differ materially from those reflected or predicted in forward-looking statements.

Any forward-looking statements are based on management’s beliefs and assumptions, using information currently available to us. We assume no obligation, and do not intend, to update these forward-looking statements.

If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from those reflected in or suggested by forward-looking statements. Any forward-looking statement you read in this Quarterly Report on Form 10-Q reflects our current views with respect to future events and is subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity. All subsequent written and oral forward-looking statements attributable to us or individuals acting on our behalf are expressly qualified in their entirety by this paragraph. You should specifically consider the factors identified or referred to in this Form 10-Q and our other SEC reports, including our Annual Report on Form 10-K for the year ended December 31, 2007, which would cause actual results to differ from those referred to in forward-looking statements.

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

These risks include and relate to:

•	our access to financing and other sources of capital and our ability to generate cash flow from operations;

•	the potential impairment of certain intangible assets, which could adversely impact our future earnings and stock price as well as our ability to obtain financing;

•	the potential that we may have to restate our financial statements;

•	our stock may be delisted if we fail to file our periodic filings required to be filed with the SEC on a timely basis;

•	any failure, inadequacy, interruption, or security lapse in the enterprise resource systems or the related technology that we rely on could adversely affect our ability to effectively operate our business;

•	the continuing risk in transitioning our inventory management and distribution functions to our third-party service provider;

•	the impact of material weaknesses in our internal control over financial reporting, which negatively impacts our ability to report our results of operations and financial condition accurately and in a timely manner;

•	our ability to successfully centralize and transition to a new shared service center for most administrative functions for all of our European subsidiaries;

•	changes in energy-related expenses;

•	the effect new pronouncements by accounting authorities may have on operational, financial and reporting aspects of our Company;

•	our success in entering new market places and acquiring and integrating new businesses;

•	the impact of the mix of products on our gross profit margin, which could cause fluctuations in our net income or loss;

•	our potential involvement in product liability claims and litigation;

•	competitive factors;

•	our ability to develop and commercialize successful new products;

•	our dependence upon a single or limited number of suppliers for components and sub-assemblies;

•	our dependence upon our suppliers generally;

•	factors beyond our control that cause fluctuations in our operating results,

•	the costs from our business outside the U.S. may increase or our revenue from such operations may decrease, which could have a significant impact on our overall results of operations and financial condition;

•	political and economic events and the uncertainty from them may have a material adverse effected on our market opportunities;

•	laws that inhibit takeovers;

•	variations in our operating results from quarter to quarter;

•	the low daily trading volume of our Common Stock and the volatility of our stock price;

•	dilution of ownership and negative impact in the market price of our common stock due to the exercise of our outstanding stock options;

•	our ability to issue preferred stock;

•	our debt level;

For a more detailed discussion of such risks and uncertainties, see “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007 and the risk factors noted in our other SEC filings.

Except as required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

For a discussion of market risks at December 31, 2007, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2007. During the first three months of 2008, there were no material changes or developments that would materially alter the market risk assessment performed as of December 31, 2007, except as discussed in the Liquidity and Capital Resource section under Financial Instruments.

Item 4.	Controls and Procedures.

Evaluation of disclosure controls and procedures

As of March 31, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act.”)) pursuant to Rules 13a-15 and 15d-15 under the Exchange Act. These controls and procedures are designed to provide assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in a manner that is intended to allow timely decisions regarding required disclosures.

As a result of this evaluation and recognizing the material weaknesses that we identified in our Annual Report on Form 10-K for the year ended December 31, 2007, we determined that our disclosure controls and procedures remained ineffective as of March 31, 2008. In making this determination, we took into account the remedial actions that we are taking, have taken and have disclosed with respect to these material weaknesses and our belief, which is discussed below, that, subject to the testing of the effectiveness of our remedial actions as of December 31, 2008, we have substantially completed the remediation of those material weaknesses. Notwithstanding our efforts, there is a risk that we ultimately may be unable to achieve the goal of fully remedying these material weaknesses and that the corrective actions that we have implemented and are implementing may not fully remedy the material weaknesses that we have identified and disclosed or prevent similar or other control deficiencies or material weaknesses from having an adverse impact on our business and results of operations or our ability to timely make required SEC filings in the future.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2008 based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

As a result of the material weaknesses described in our Annual Report on Form 10-K for the year ended December 31, 2007, our management concluded that as of December 31, 2007 we did not maintain effective internal control over financial reporting based on the criteria established in Internal Control-Integrated Framework issued by COSO.

Since we identified those material weaknesses in connection with the preparation of our financial statements for the period ended December 31, 2007, we have been working to identify and remedy the causes of the problems that led to the existence of those material weaknesses, and we believe that:

•	we have identified the primary causes of and appropriate remedial actions for these problems;

•	we have, except as otherwise noted below and subject to the completion of testing that we are conducting and plan to complete as of December 31, 2008, remedied substantially all of these material weaknesses; and

•	we are continuing to implement additional appropriate corrective measures to enable us to determine that those material weaknesses have been fully remedied.

With respect to testing, we have adopted, and pursued during the first quarter of 2008, a program that is designed to evaluate whether the remedial actions we have taken have been in effect for a sufficient period of time to determine their effectiveness as well as to test the effectiveness of those remedial actions. Notwithstanding our efforts, there is a risk that we ultimately may be unable to achieve the goal of fully remedying these material weaknesses and that the corrective actions that we have implemented and are continuing to implement may not fully remedy the material weaknesses that we have identified or prevent similar or other control deficiencies or material weaknesses from having an adverse impact on our business and results of operations or our ability to timely make required SEC filings in the future.

The remedial actions that we have taken during the first quarter of 2008 to remedy these material weaknesses may be regarded as material changes in our internal control over financial reporting that have occurred since December 31, 2007. Those remedial actions include the following:

1. With respect to a lack of oversight and review of our inventory costing system, we:

•	Transitioned away from spreadsheet-based look-ups and calculations and set-up enterprise resource planning (“ERP”) system reports to retrieve and validate data for various inventory accounts;

•	Set-up reports and schedules in our ERP system to tie reserve amounts into in order to better assure accurate information and reporting;

•	Added an additional level of review for manual calculations; and

•	Activated ERP system functionality to eliminate certain manual processes.

2. With respect to the ineffective design and operation of controls for certain inventory shipments and recognition of the related revenue, we:

•	Worked with the third-party service provider that we utilize for outsourcing logistics and warehousing of our spare-parts inventory and certain of our finished goods supply activities to provide more timely and accurate information; and

•	Implemented specific period-end cut-off testing to ensure that revenue and expenses are being recorded in proper periods.

Other than the effect of the remedial actions discussed above, there were no material changes in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

On March 14, 2008, DSM Desotech Inc. filed a complaint in an action titled DSM Desotech Inc. v. 3D Systems Corporation in the United States District Court for the Northern District of Illinois (Eastern Division) asserting that we engage in anticompetitive behavior with respect to resins used in large-frame stereolithography machines. The complaint further asserts that we are infringing two of DSM Desotech’s patents relating to stereolithography machines. We intend to vigorously contest all of the claims asserted by DSM Desotech.

We are also involved in various other legal matters incidental to our business. Our management believe, after consulting with counsel, that the disposition of these other legal matters will not have a material effect on our consolidated results of operations or consolidated financial position.

Item 1A.	Risk Factors.

There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 6.	Exhibits.

The following exhibits are included as part of this filing and incorporated herein by this reference:

3.1	Certificate of Incorporation of Registrant. (Incorporated by reference to Exhibit 3.1 to Form 8-B filed on August 16, 1993, and the amendment thereto, filed on Form 8-B/A on February 4, 1994.)
3.2	Amendment to Certificate of Incorporation filed on May 23, 1995. (Incorporated by reference to Exhibit 3.2 to Registrant’s Registration Statement on Form S-2/A, filed on May 25, 1995.)
3.3	Certificate of Designation of Rights, Preferences and Privileges of Preferred Stock. (Incorporated by reference to Exhibit 2 to Registrant’s Registration Statement on Form 8-A filed on January 8, 1996.)
3.4	Certificate of Designation of the Series B Convertible Preferred Stock, filed with the Secretary of State of Delaware on May 2, 2003. (Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K, filed on May 7, 2003.)
3.5	Certificate of Elimination of Series A Preferred Stock filed with the Secretary of State of Delaware on March 4, 2004. (Incorporated reference to Exhibit 3.6 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, filed on March 15, 2004.)
3.6	Certificate of Amendment of Certificate of Incorporation filed with Secretary of State of Delaware on May 19, 2004. (Incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, filed on August 5, 2004.)
3.7	Certificate of Amendment of Certificate of Incorporation filed with Secretary of State of Delaware on May 17, 2005. (Incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, filed on August 1, 2005.)
3.8	Certificate of Elimination of Series B Preferred Stock filed with the Secretary of State of Delaware on June 9, 2006. (Incorporated reference to Exhibit 3.1 of Registrant’s Current Report on Form 8-K, filed on June 9, 2006.)
3.9	Amended and Restated By-Laws. (Incorporated by reference to Exhibit 3.2 of Registrant’s Current Report on Form 8-K filed on December 1, 2006.)
31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 8, 2008.
31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 8, 2008.
32.1	Certification of Principal Executive Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 8, 2008.
32.2	Certification of Principal Financial Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 8, 2008.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

3D Systems Corporation

By	/s/ Damon J. Gregoire
Damon J. Gregoire
Vice President and Chief Financial Officer
(Principal Financial Officer)
(Duly Authorized Officer)

Date: May 8, 2008