Form 10-Q
period 2008-06-30
3D SYSTEMS CORP
filed 2008-08-05
CIK 910638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
OR
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

Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Shares of Common Stock, par value $0.001, outstanding as of July 31, 2008: 22,364,637

3D SYSTEMS CORPORATION
Quarterly Report on Form 10-Q for the
Quarter Ended June 30, 2008

PART I. — FINANCIAL INFORMATION

Item 1.	Financial Statements.

3D SYSTEMS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(In thousands,
	except par value)
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$19,109	$29,689
Accounts receivable, net of allowance for doubtful accounts of $1,845 (2008) and $2,072 (2007)	28,503	31,115
Inventories, net of reserves of $2,672 (2008) and $2,306 (2007)	26,085	20,041
Prepaid expenses and other current assets	3,648	4,429
Deferred income tax assets	586	693
Restricted cash	1,200	1,200
Assets held for sale	3,454	3,454

Total current assets	82,585	90,621
Property and equipment, net	24,820	21,331
Goodwill	48,742	47,682
Other intangible assets, net	4,460	5,170
Other assets, net	2,755	2,581

	$163,362	$167,385

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Industrial development bonds	$3,205	$3,325
Current portion of capitalized lease obligations	188	181
Accounts payable	20,501	20,712
Accrued liabilities	10,178	12,248
Customer deposits	3,626	1,537
Deferred revenue	11,299	11,712

Total current liabilities	48,997	49,715
Long-term portion of capitalized lease obligations	8,567	8,663
Other liabilities	4,524	4,238

Total liabilities	62,088	62,616

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, authorized 5,000 shares; none issued	—	—
Common stock, $0.001 par value, authorized 60,000 shares; 22,417 (2008) and 22,224 (2007) shares issued	22	22
Additional paid-in capital	175,592	173,645
Treasury stock, at cost; 52 shares (2008) and 50 shares (2007)	(113)	(111)
Accumulated deficit	(79,417)	(72,403)
Accumulated other comprehensive income	5,190	3,616

Total stockholders’ equity	101,274	104,769

	$163,362	$167,385

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Quarter Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands, except per share amounts)
	(unaudited)

Revenue:
Products	$27,713	$27,591	$50,478	$56,150
Services	8,943	8,835	17,965	17,208

Total revenue	36,656	36,426	68,443	73,358

Cost of sales:
Products	15,795	15,864	27,522	29,928
Services	7,541	7,083	14,175	14,048

Total cost of sales	23,336	22,947	41,697	43,976

Gross profit	13,320	13,479	26,746	29,382

Operating expenses:
Selling, general and administrative	12,555	14,872	25,619	29,764
Research and development	3,578	3,528	7,175	6,615

Total operating expenses	16,133	18,400	32,794	36,379

Operating loss	(2,813)	(4,921)	(6,048)	(6,997)
Interest and other expense, net	200	559	270	1,245

Loss before income taxes	(3,013)	(5,480)	(6,318)	(8,242)
Provision for (benefit of) income taxes	310	(177)	696	181

Net loss	$(3,323)	$(5,303)	$(7,014)	$(8,423)

Net loss per share — basic	$(0.15)	$(0.27)	$(0.31)	$(0.44)

Net loss per share — diluted	$(0.15)	$(0.27)	$(0.31)	$(0.44)

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

	Six Months Ended June 30,
	2008	2007
	(In thousands)
	(unaudited)

Cash flow used in operating activities:
Net loss	$(7,014)	$(8,423)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for (benefit of) deferred income taxes	110	(149)
Depreciation and amortization	3,123	3,647
Provision for (benefit of) bad debts	287	(28)
Stock-based compensation	856	1,660
Changes in operating accounts:
Accounts receivable	4,353	8,591
Inventories	(7,589)	181
Prepaid expenses and other current assets	899	1,587
Accounts payable	(1,616)	(9,571)
Accrued liabilities	(2,749)	(1,384)
Customer deposits	1,961	(4,993)
Deferred revenue	(783)	965
Other operating assets and liabilities	(219)	325

Net cash used in operating activities	(8,381)	(7,592)

Cash flows used in investing activities:
Purchases of property and equipment	(3,244)	(417)
Additions to license and patent costs	(230)	(262)
Software development costs	—	(300)

Net cash used in investing activities	(3,474)	(979)

Cash flows provided by financing activities:
Net proceeds from issuance of common stock	—	20,562
Stock options and restricted stock proceeds	1,091	2,621
Repayment of long-term debt	(210)	(176)

Net cash provided by financing activities	881	23,007

Effect of exchange rate changes on cash	394	406

Net increase (decrease) in cash and cash equivalents	(10,580)	14,842
Cash and cash equivalents at the beginning of the period	29,689	14,331

Cash and cash equivalents at the end of the period	$19,109	$29,173

Supplemental Cash Flow Information:
Interest payments	$483	$786
Income tax payments	408	791
Non-cash items
Cumulative effect of adoption of accounting for uncertainty of income taxes	—	1,208
Conversion of 6% convertible subordinated debentures	—	509
Transfer of equipment from inventory to property and equipment, net(a)	3,944	945
Transfer of equipment to inventory from property and equipment, net(b)	1,518	322

(a)	Systems included in inventory are transferred from inventory to property and equipment at cost when the Company requires additional systems for training, demonstration or short-term rentals.

(b)	In general, a system is transferred from property and equipment, net into inventory at its net book value when the Company has identified a potential sale for a used system. The system is removed from inventory upon recognition of the sale.

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock
		Par		Additional				Other	Total
		Value		Paid-in	Treasury Stock		Accumulated	Comprehensive	Stockholders’
	Shares	$0.001		Capital	Shares	Amount	Deficit	Income	Equity
	(In thousands, except par value)
	(unaudited)

Balance at December 31, 2007	22,224	$22		$173,645	50	$(111)	$(72,403)	$3,616	$104,769
Exercise of stock options	161	—	(a)	1,083	—	—	—	—	1,083
Issuance (repurchase) of restricted stock	32	—	(a)	8	2	(2)	—	—	6
Stock compensation expense	—	—		856	—	—	—	—	856
Net loss	—	—		—	—	—	(7,014)	—	(7,014)
Foreign currency translation adjustment	—	—		—	—	—	—	1,574	1,574

Balance at June 30, 2008	22,417	$22		$175,592	52	$(113)	$(79,417)	$5,190	$101,274

(a)	Amounts not shown due to rounding.

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(amounts in thousands, except per share data)

(1)	Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of 3D Systems Corporation and its subsidiaries (collectively, the “Company”). All significant intercompany transactions and balances have been eliminated in consolidation. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim reports. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements and should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K (“Form 10-K”) for the year ended December 31, 2007.

In the opinion of management, the unaudited financial statements contain all adjustments, consisting of adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations, and cash flow for the periods presented. The results of operations for the quarter and six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year.

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results may differ from those estimates and assumptions.

Certain prior period amounts have been reclassified to conform to their current year presentation.

(2)	Inventories

Components of inventories, net at June 30, 2008 and December 31, 2007 were as follows:

	2008	2007
	(In thousands)

Raw materials	$1,335	$835
Inventory held by assemblers	—	197
Work in process	116	126
Finished goods and parts	27,306	21,189

Total cost	28,757	22,347
Less: reserves	(2,672)	(2,306)

Inventories, net	$26,085	$20,041

(3)	Property and Equipment

Property and equipment at June 30, 2008 and December 31, 2007 were as follows:

			Useful Life
	2008	2007	(in years)
	(In thousands, except years)

Building	$8,566	$8,566	25
Machinery and equipment	30,807	26,469	3-5
Capitalized software — ERP	3,110	3,077	5
Office furniture and equipment	3,562	3,492	5
Leasehold improvements	8,059	7,730	Life of Leases
Rental equipment	1,260	726	5
Construction in progress	418	511	N/A

Total property and equipment	55,782	50,571
Less: Accumulated depreciation and amortization	(30,962)	(29,240)

Total property and equipment, net	$24,820	$21,331

3D SYSTEMS CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On February 28, 2008, the Company purchased certain equipment from its former customer, Tangible Express, LLC. Of the $5,300 of equipment and materials purchased, $800 was sold to customers during the second quarter, $3,000 was included in property and equipment at June 30, 2008 and the balance was primarily in inventory.

Depreciation and software amortization expense for the quarter and six months ended June 30, 2008 was $1,233 and $2,183, respectively, compared to $1,010 and $2,053 for the quarter and six months ended June 30, 2007. For the quarter and six months ended June 30, 2008, the Company recognized software amortization expense for its capitalized enterprise resource planning (“ERP”) system of $162 and $324, respectively, compared to $160 and $274 for the quarter and six months ended June 30, 2007.

The Company holds approximately $3,454 of assets related to its Grand Junction facility, net of accumulated depreciation, as assets held for sale, comprised primarily of $3,018 of building and improvements, net of accumulated depreciation, and $436 of land. These assets are classified as Assets held for sale on the Condensed Consolidated Balance Sheets at June 30, 2008 and December 31, 2007. See Note 6.

(4)	Intangible Assets

Intangible assets other than goodwill at June 30, 2008 and December 31, 2007 were as follows:

	June 30, 2008
	Gross
	Carrying	Accumulated
	Amount	Amortization	Net
	(In thousands)

Licenses	$5,875	$(4,843)	$1,032
Patent costs	16,123	(13,315)	2,808
Other intangible assets	8,968	(8,348)	620

Total	$30,966	$(26,506)	$4,460

	December 31, 2007
	Gross
	Carrying	Accumulated
	Amount	Amortization	Net
	(In thousands)

Licenses	$5,875	$(4,595)	$1,280
Patent costs	15,908	(13,176)	2,732
Other intangible assets	8,968	(7,810)	1,158

Total	$30,751	$(25,581)	$5,170

For the six months ended June 30, 2008 and 2007, the Company capitalized $230 and $262, respectively, of costs incurred to acquire, develop and extend patents in the United States and various other countries.

Amortization expense related to licenses, patent costs and other intangible assets for the quarters and six months ended June 30, 2008 and 2007 was as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
		(In thousands)

Amortization expense:
Licenses	$124	$124	$248	$248
Patent costs	77	301	154	547
Acquired technology costs	—	379	—	758
Other intangible assets	339	21	538	41

Total	$540	$825	$940	$1,594

3D SYSTEMS CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(5)	Accrued and Other Liabilities

Accrued liabilities at June 30, 2008 and December 31, 2007 were as follows:

	2008	2007
	(In thousands)

Compensation and benefits	$4,666	$4,916
Vendor accruals	3,159	2,848
Accrued professional fees	746	1,287
Accrued taxes	481	1,381
Royalties payable	329	645
Non-contractual obligation to repurchase inventory held by assemblers	—	197
Accrued interest	60	74
Accrued other	737	900

	$10,178	$12,248

Other liabilities at June 30, 2008 and December 31, 2007 were as follows:

	2008	2007
	(In thousands)

Defined benefit pension obligation	$2,616	$2,367
Other long-term liabilities	1,908	1,871

	$4,524	$4,238

(6)	Borrowings

The Company’s debt at June 30, 2008 and December 31, 2007 was $3,205 and $3,325, respectively, and represented industrial development revenue bonds related to the Grand Junction facility. See Note 3. The interest rate at June 30, 2008 and December 31, 2007 was 1.65% and 3.52%, respectively. On May 7 and July 31, 2008, the bank waived the Company’s non-compliance with certain of the financial covenants set forth in this facility for the periods ended March 31, 2008 and June 30, 2008, respectively, each in consideration for a $32 non-refundable waiver fee.

The Company ceased operations at its Grand Junction facility at the end of April 2006. The facility is currently listed for sale or lease. Upon sale of the Grand Junction facility, the Company expects to pay off the industrial development revenue bonds. Following cessation of operations at the Grand Junction facility, the Company reclassified these bonds from long-term debt to current liabilities. Once the Company’s obligations under these bonds have been satisfied, the Company expects the $1.2 million of cash restricted as part of the industrial development revenue bond agreements to be released to the Company.

Such restricted cash is held on deposit as partial security for the Company’s obligations under the industrial development revenue bonds discussed above, and therefore is not available to the Company for general use.

(7)	Hedging Activities and Financial Instruments

The Company conducts business in various countries using both the functional currencies of those countries and other currencies to effect cross border transactions. As a result, the Company is subject to the risk that fluctuations in foreign exchange rates between the dates that those transactions are entered into and their respective settlement dates will result in a foreign exchange gain or loss. When practicable, the Company endeavors to match assets and liabilities in the same currency on its balance sheet and those of its subsidiaries

3D SYSTEMS CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in order to reduce these risks. The Company also, when it considers it appropriate, enters into foreign currency contracts to hedge exposures arising from these transactions. The Company has not adopted hedge accounting under Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivatives and Hedging Activities,” as amended by SFAS No. 137 and SFAS No. 138, and all gains and losses (realized or unrealized) are recognized in cost of sales in the Condensed Consolidated Statements of Operations.

At June 30, 2008 and December 31, 2007, these contracts included contracts for the purchase of currencies other than the U.S. dollar. The dollar equivalent of the foreign currency contracts and the related fair values as of June 30, 2008 and December 31, 2007 were as follows:

	Foreign Currency
	Purchase Contracts
	2008	2007
	(In thousands)

Notional amount	$1,239	$2,905
Fair value	1,267	2,891

Net unrealized gain (loss)	$28	$(14)

The foreign currency contracts outstanding at June 30, 2008 expired at various times between July 9, 2008 and July 30, 2008. The foreign currency contracts outstanding at December 31, 2007 expired at various times between January 3, 2008 and February 13, 2008.

Changes in the fair value of derivatives are recorded in cost of sales in the Condensed Consolidated Statements of Operations. Depending on their fair value at the end of the reporting period, derivatives are recorded either in prepaid expenses and other current assets or in accrued liabilities on the Condensed Consolidated Balance Sheets.

The total impact of foreign currency items on the Condensed Consolidated Statements of Operations for the quarter and six months ended June 30, 2008 were gains (losses) of $(285) and $445, respectively, compared to gains (losses) of $(2) and $13 for the quarter and six months ended June 30, 2007.

(8)	Stock-based Compensation Plans

The Company records stock-based compensation expense in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations. Stock-based compensation expense for the quarters and six months ended June 30, 2008 and 2007 was as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)

Options	$—	$122	$—	$542
Restricted stock awards	376	575	856	1,118

Total stock-based compensation expense	$376	$697	$856	$1,660

The expense for the six-month period ended June 30, 2007 included $497 of stock-based compensation expense primarily related to the acceleration of expense with respect to restricted stock awards related to the separation from service of the Company’s former Chief Financial Officer in the first quarter of 2007.

3D SYSTEMS CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The number of shares of restricted common stock issued and the weighted average fair value per share during the quarters and six months ended June 30, 2008 and 2007 were as follows:

	Quarter Ended June 30,
	2008		2007
		Weighted		Weighted
	Shares	Average	Shares	Average
	Awarded	Fair Value	Awarded	Fair Value
	(In thousands, except per share amounts)

Restricted stock	30	$10.47	15	$20.91

	Six Months Ended June 30,
	2008		2007
		Weighted		Weighted
	Shares	Average	Shares	Average
	Awarded	Fair Value	Awarded	Fair Value
	(In thousands, except per share amounts)

Restricted stock	32	$10.70	15	$20.91

In the quarter and six months ended June 30, 2008, the Company granted restricted stock awards covering 22 and 24 shares, respectively, of common stock pursuant to the Company’s 2004 Restricted Stock Plan for Non-Employee Directors. The Company also issued restricted stock awards covering 8 shares of common stock to certain employees during the 2008 second quarter, pursuant to the Company’s 2004 Incentive Stock Plan.

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

(9)	Earnings (Loss) Per Share

The Company presents basic and diluted earnings (loss) per share (“EPS”) amounts. Basic EPS is calculated by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the applicable period. Diluted EPS is calculated by dividing net income (loss) by the weighted average number of common and common equivalent shares outstanding during the applicable period. The following table reconciles basic weighted average outstanding shares to diluted weighted average outstanding shares for the quarters and six months ended June 30, 2008 and 2007:

	Quarter Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands, except per share amounts)

Numerator:
Net loss	$(3,323)	$(5,303)	$(7,014)	$(8,423)

Denominator:
Denominator for basic EPS — weighted average shares outstanding	22,351	19,361	22,339	19,240
Add: Effect of dilutive securities
Stock options and other equity compensation	—	—	—	—

Denominator for dilutive EPS	22,351	19,361	22,339	19,240

Loss per share:
Basic	$(0.15)	$(0.27)	$(0.31)	$(0.44)

Diluted	$(0.15)	$(0.27)	$(0.31)	$(0.44)

3D SYSTEMS CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

No dilutive securities were included in the diluted weighted average shares outstanding for periods with net losses, because the effect of their inclusion would have been anti-dilutive; that is, they would have reduced the net loss per share.

(10)	Income Taxes

The Company used effective tax rates of (10.3%) and (11.0%) for the quarter and six months ended June 30, 2008, respectively, compared to 3.2% and (2.2%) for the quarter and six months ended June 30, 2007.

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

Such summarized financial information concerning the Company’s geographical operations is shown in the following tables:

	Quarter Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
		(In thousands)

Revenue from unaffiliated customers:
United States	$16,055	$16,717	$28,092	$32,908
Germany	7,334	7,568	14,514	14,909
Other Europe	7,599	7,395	16,080	16,153
Asia Pacific	5,668	4,746	9,757	9,388

Total	$36,656	$36,426	$68,443	$73,358

The Company’s revenue from unaffiliated customers by type is as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
		(In thousands)

Systems and other products	$11,487	$12,665	$19,329	$25,856
Materials	16,226	14,926	31,149	30,294
Services	8,943	8,835	17,965	17,208

Total	$36,656	$36,426	$68,443	$73,358

3D SYSTEMS CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intercompany sales were as follows:

	Quarter Ended June 30, 2008
	Intercompany sales to
	United		Other	Asia
	States	Germany	Europe	Pacific	Total
	(In thousands)

United States	$—	$5,051	$3,244	$3,632	$11,927
Germany	428	—	1,780	—	2,208
Other Europe	1,641	5	—	—	1,646
Asia Pacific	—	—	—	—	—

Total	$2,069	$5,056	$5,024	$3,632	$15,781

	Quarter Ended June 30, 2007
	Intercompany sales to
	United		Other	Asia
	States	Germany	Europe	Pacific	Total
	(In thousands)

United States	$—	$3,596	$2,239	$1,932	$7,767
Germany	9	—	1,251	89	1,349
Other Europe	1,443	12	—	—	1,455
Asia Pacific	—	—	—	—	—

Total	$1,452	$3,608	$3,490	$2,021	$10,571

	Six Months Ended June 30, 2008
	Intercompany sales to
	United		Other	Asia
	States	Germany	Europe	Pacific	Total
	(In thousands)

United States	$—	$9,734	$6,142	$6,633	$22,509
Germany	462	—	3,742	—	4,204
Other Europe	2,841	53	—	—	2,894
Asia Pacific	—	—	—	—	—

Total	$3,303	$9,787	$9,884	$6,633	$29,607

	Six Months Ended June 30, 2007
	Intercompany sales to
	United		Other	Asia
	States	Germany	Europe	Pacific	Total
	(In thousands)

United States	$—	$7,976	$5,171	$8,108	$21,255
Germany	36	—	2,443	90	2,569
Other Europe	3,314	59	—	—	3,373
Asia Pacific	—	—	—	—	—

Total	$3,350	$8,035	$7,614	$8,198	$27,197

3D SYSTEMS CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

All revenue between geographic areas is recorded at prices that provide for an allocation of profit (loss) between entities. Income (loss) from operations and assets for each geographic area were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)

Income (loss) from operations:
United States	$(3,682)	$(3,265)	$(8,406)	$(7,523)
Germany	559	223	824	437
Other Europe	421	222	1,078	489
Asia Pacific	(186)	462	859	796

Subtotal	(2,888)	(2,358)	(5,645)	(5,801)
Inter-segment elimination	75	(2,563)	(403)	(1,196)

Total	$(2,813)	$(4,921)	$(6,048)	$(6,997)

	June 30,	December 31,
	2008	2007
	(In thousands)

Assets:
United States	$77,035	$86,339
Germany	30,024	29,960
Other Europe	72,815	64,840
Asia Pacific	19,626	16,602

Subtotal	199,500	197,741
Inter-company elimination	(36,138)	(30,356)

Total	$163,362	$167,385

(12)	Commitments and Contingencies

On March 14, 2008, DSM Desotech Inc. filed a complaint in an action titled DSM Desotech Inc. v. 3D Systems Corporation in the United States District Court for the Northern District of Illinois (Eastern Division) asserting that the Company engages in anticompetitive behavior with respect to resins used in large-frame stereolithography machines. The complaint further asserts that the Company is infringing two of DSM Desotech’s patents relating to stereolithography machines. The Company understands that DSM Desotech estimates the damages associated with its claims to be in excess of $40,000. On or about June 6, 2008, the Company filed a motion to dismiss the non-patent causes of action. The Company also filed an answer to the patent-related claims and asserted various defenses and counterclaims. The Company intends to continue to vigorously contest all of the claims asserted by DSM Desotech.

The Company is also involved in various other legal matters incidental to its business. The Company’s management believes, after consulting with counsel, that the disposition of these other legal matters will not have a material effect on the Company’s consolidated results of operations or consolidated financial position.

(13)	Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 introduces a framework for measuring fair value and expands required disclosure about fair value measurements of assets and liabilities. For financial assets and liabilities,

3D SYSTEMS CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company adopted the standard for those assets and liabilities as of January 1, 2008, and the impact of adoption was not significant.

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

Level 1 — Quoted prices in active markets for identical assets or liabilities.

Level 2 — Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements as of June 30, 2008
	Level 1	Level 2	Level 3	Total
		(In thousands)

Description
Short-term investments[1]	$14,672	$—	$—	$14,672
Restricted cash and short-term investments[1]	1,200	—	—	1,200
Currency derivative contracts[1]	1,267	—	—	1,267

Total	$17,139	$—	$—	$17,139

[1]	Unrealized gains or losses on short-term investments, restricted cash and short-term investments, and derivatives are recorded in the statement of operations at each measurement date.

The fair market value of level 1 currency derivative contracts at June 30, 2008 and December 31, 2007 was as follows:

	Foreign Currency
	Purchase Contracts
	2008	2007
	(In thousands)

Notional amount	$1,239	$2,905
Fair value	1,267	2,891

Net unrealized gain (loss)	$28	$(14)

FASB Staff Position No. 157-2 delayed the effective date of SFAS No. 157 until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for all nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We are assessing the impact of SFAS No. 157 on the Company’s consolidated financial statements with respect to these nonfinancial assets and liabilities.

3D SYSTEMS CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(14)	Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115,” which became effective January 1, 2008. SFAS No. 159 permits companies to choose to measure certain financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. The implementation of this standard did not have a material impact on the Company’s consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R provides revised guidance on how acquirers recognize and measure the consideration transferred, identifiable assets acquired, liabilities assumed, non-controlling interests, and goodwill acquired in a business combination. SFAS No. 141R also expands required disclosures surrounding the nature and financial effects of business combinations. SFAS No. 141R is effective, on a prospective basis, for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of SFAS No. 141R on its financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS No. 161 expands disclosures but does not change accounting for derivative instruments and hedging activities. The statement will become effective for the Company starting in January 2009. The Company is currently assessing the impact of SFAS No. 161 on its financial statements.

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

Recent Developments

New product developments

Since the beginning of 2008, we have continued our new product development and geographic expansion activities, resulting in the following:

•	In January 2008, we launched the ProJettm HD 3000 3-D Production System, a new, professional, high-definition 3-D modeler that is based on our patented and proprietary Multi-Jet Modeling technology. The ProJettm HD 3000 3-D Production System provides the choice of both high definition and ultra high definition build modes in a single system and is designed for a wide range of uses.

•	In February 2008, we launched our ProJettm DP 3000 3-D Production System, a 3-D Modeler that is designed to accurately, consistently and economically manufacture precision wax-ups for dental professionals. The user of the ProJettm DP Production System scans a model, designs a virtual wax-up using 3-D software, then sends the data to the ProJettm Production System to “print” wax-ups in layers. The system can generate hundreds of units in each cycle.

•	With the previously reported electrical noise problem related to our new V-Flash® Desktop Modeler and the resulting delays to its planned commercial shipments, we did not make any commercial shipments, nor recognize any revenue from, the V-Flash® Desktop Modeler in the quarter and six months ended June 30, 2008. The V-Flash® Desktop Modeler is designed to build three-dimensional models within hours in a home or an office, enabling designers, engineers, hobbyists and students to imagine, design and build their ideas at their desks. The V-Flash® Desktop Modeler is the first product based on our new Film Transfer Imaging technology platform.

•	We launched the new Sinterstation® Pro DM100 and the DM250 SLM Systems, two direct metal laser sintering systems that quickly build fully-dense parts from a wide range of metal materials for functional parts, tooling and prototypes.

•	We began to sell our Accura® materials in Japan, expanding our portfolio of proven, dependable Accura® materials in Japan.

•	In May 2008, we launched a Pro-Parts Material Evaluation Web Site equipped with online pricing capability that may be used to order non-commercial Stereolithography (SLA®) and Selective Laser Sintering (SLS®) parts, enabling more designers and engineers to experience the benefits of Additive Manufacturing technology.

Summary of 2008 financial results

As discussed in greater detail below, for the second quarter of 2008, revenue increased 0.6% to $36.7 million from $36.4 million in the second quarter of 2007, primarily as a result of favorable foreign currency translation of our non-U.S. dollar revenue, higher materials sales, and higher revenue from our recently-introduced 3-D Printers, mostly offset by lower large-frame systems sales and a higher than normal incidence of used equipment sales. These used equipment sales, with lower margins than those we generally recognize on new systems, accounted for 20% of total systems sales in the second quarter. Approximately 33% of these used equipment units and 40% of the used equipment revenue involved the resale of systems that we acquired from Tangible Express in the first quarter of 2008. Revenue for the six months ended June 30, 2008 declined 7% to $68.4 million from $73.4 million in 2007, primarily due to anemic first quarter sales of large-frame systems.

Notwithstanding the sequential revenue growth over the first quarter of 2008, our second quarter 2008 revenue fell some $4 million short of our mid-June expectations primarily as a result of this year’s uncertain economic climate, and with that shortfall, we missed several other key targets.

The operating loss declined to $2.8 million for the second quarter of 2008 from $4.9 million in the 2007 quarter. The improvement in operating results in the second quarter of 2008 resulted primarily from a reduction in selling, general and administrative (“SG&A”) costs. The loss from operations for the six months ended June 30, 2008 declined to $6.0 million from $7.0 million in 2007.

Our operating expenses declined $2.3 million in the second quarter of 2008 and $3.6 million in the six months ended June 30, 2008, compared to prior year periods, primarily reflecting lower SG&A expenses. We believe that our quarterly operating expenses are approaching a more normalized run rate. We expect our SG&A expenses for the second half of 2008 to fall in the range of $24 million to $26 million.

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

Systems orders and sales tend to fluctuate on a quarterly basis as a result of a number of factors, including the types of systems ordered by customers, customer acceptance of newly-introduced products, the timing of product orders and shipments, global economic conditions and fluctuations in foreign currency exchange rates. Our customers generally purchase our systems as capital equipment items, and their purchasing decisions may have a long lead time. Due to the relatively high list price of certain systems and the overall low unit volume of systems sales in any particular period, the acceleration or delay of orders and shipments of a small number of systems from one period to another can significantly affect revenue reported for our systems for the period involved. Revenue reported for systems sales in any particular period is also affected by revenue recognition rules prescribed by generally accepted accounting principles. However, production and delivery of our systems is generally not characterized by long lead times, and backlog is therefore generally not a material factor in our business.

At June 30, 2008 our backlog declined to $1.1 million, a 65% reduction from the $3.1 million of backlog at December 31, 2007. We believe that our level of backlog at June 30, 2008 is generally consistent with the normal operating trends in our business.

Internal Controls

We have previously disclosed that at December 31, 2007 material weaknesses existed relating to our internal controls over financial reporting with respect to the oversight and review of our inventory costing system and the design and operation of controls for certain inventory shipments and recognition of the related revenue. We completed a number of remedial actions to correct these weaknesses during the first quarter of

2008, and, subject to the satisfactory testing of the remedial actions that we have taken, we believe that no additional remedial efforts to correct them are required. See Item 4, “Controls and Procedures,” below.

As part of our remediation efforts, we have adopted a variety of procedures to conduct additional detailed transaction reviews and control activities with regard to our financial statements for all periods that we have identified as being affected by the material weaknesses described above. As a result of these efforts, we believe that the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q have been prepared in accordance with generally accepted accounting principles, fairly present in all material respects our financial position, results of operations and cash flow for the periods presented and are free of material errors.

Results of Operations

Second quarter comparison of revenue by class of product and service

Table 1 sets forth our change in revenue by class of product and service for the second quarter of 2008 compared to the second quarter of 2007:

Table 1

	Systems and
	Other
	Products		Materials		Services		Totals
	(dollars in thousands)

Revenue — 2nd Quarter 2007	$12,665	34.8%	$14,926	41.0%	$8,835	24.2%	$36,426	100%

Change in revenue:
Volume
Core products and services	(540)	(4.2)	(2,425)	(16.2)	90	1.0	(2,875)	(7.9)
New products and services	(2,696)	(21.3)	674	4.5	(541)	(6.1)	(2,563)	(7.0)
Price/Mix	1,559	12.3	1,938	13.0	—	0.0	3,497	9.6
Foreign currency translation	499	3.9	1,113	7.4	559	6.3	2,171	5.9

Net change	(1,178)	(9.3)	1,300	8.7	108	1.2	230	0.6

Revenue — 2nd Quarter 2008	$11,487	31.3%	$16,226	44.3%	$8,943	24.4%	$36,656	100%

Despite an increase in unit volume from the sale of small-frame systems and 3-D Printers, revenue from systems and other products decreased by $1.2 million or 9% to $11.5 million for the quarter ended June 30, 2008, from $12.7 million in the second quarter of 2007, due to continued sluggish sales of large-frame systems and a higher than normal incidence of used equipment sales. Large-frame systems represented 25% of total systems revenue for the second quarter of 2008, while sales of small-frame systems and 3-D Printers accounted for the remaining 75%, compared to 70% in the 2007 second quarter. Revenue from 3-D Printers was helped by growing demand for our Dental Professional Printers and grew to 26% of total systems sales in the second quarter. Systems and other products comprised 31.3% of consolidated revenue in the 2008 quarter compared to 34.8% in the 2007 quarter. The decrease from 2007 arose primarily from a $3.2 million decrease in the volume of core and new products, partially offset by a favorable $1.6 million combined effect of price and mix and a $0.5 million favorable impact from foreign currency translation.

Revenue from materials increased by $1.3 million or 9% to $16.2 million for the second quarter of 2008, from $14.9 million for the 2007 quarter and comprised 44.3% of consolidated revenue in the 2008 quarter compared to 41.0% in the 2007 quarter. The increase was primarily due to the growing contribution of recurring revenue from our newer integrated systems. For the second quarter of 2008, our integrated systems accounted for 26% of all materials revenue, reflecting a 4% sequential improvement over the first quarter of 2008. The increase in materials revenue from 2007 reflected a $1.9 million favorable impact of price and mix and $1.1 million of favorable foreign currency translation, partially offset by a $1.8 million decrease in materials volume.

Revenue from services increased by $0.1 million or 1% to $8.9 million for the second quarter of 2008, from $8.8 million for the 2007 quarter and increased to 24.4% of consolidated revenue from 24.2% for the

2007 quarter. The increase was primarily the result of favorable foreign currency translation of $0.6 million, partially offset by a decrease in product services volume of $0.5 million.

Six month comparison of revenue by class of product and service

Table 2 sets forth our change in revenue by class of product and service for the first six months of 2008 compared to the same period of 2007:

Table 2

	Systems and
	Other
	Products		Materials		Services		Totals
	(dollars in thousands)

Revenue — Six Months 2007	$25,856	35.2%	$30,294	41.3%	$17,208	23.5%	$73,358	100%

Change in revenue:
Volume
Core products and services	376	1.5	(3,223)	(10.6)	(94)	(0.6)	(2,941)	(4.0)
New products and services	(9,279)	(35.9)	1,879	6.2	(179)	(1.0)	(7,579)	(10.3)
Price/Mix	1,345	5.2	137	0.4	—	0.0	1,482	2.0
Foreign currency translation	1,031	4.0	2,062	6.8	1,030	6.0	4,123	5.6

Net change	(6,527)	(25.2)	855	2.8	757	4.4	(4,915)	(6.7)

Revenue — Six Months 2008	$19,329	28.3%	$31,149	45.5%	$17,965	26.2%	$68,443	100%

On a consolidated basis, revenue for the first six months of 2008 declined by 7% to $68.4 million from $73.4 million for the first six months of 2007. The principal factors leading to this decline in consolidated revenue were decreases in large-frame systems unit volume, partially offset by the favorable combined effect of price and mix and the favorable effect of foreign currency translation.

In the absence of significant large-frame systems sales, revenue from systems and other products decreased by $6.5 million or 25% to $19.3 million for the six months ended June 30, 2008, from $25.9 million in the same period of 2007 and comprised 28.3% of consolidated revenue for the first six months of 2008 compared to 35.2% in the 2007 period. The decline arose primarily from an $8.9 million decrease in the volume of systems sold, partially offset by a favorable $1.3 million combined effect of price and mix and a $1.0 million favorable impact from foreign currency translation.

Revenue from materials increased by $0.9 million or 3% to $31.1 million for the first six months of 2008, from $30.3 million for the 2007 period and comprised 45.5% of consolidated revenue for the first six months of 2008 compared to 41.3% in the 2007 period. For the first six months of 2008, our integrated systems accounted for 24% of all materials revenue. The increase from 2007 was primarily the result of a $1.9 million increase in new materials volume and $2.1 million of favorable foreign currency translation, partially offset by a $3.2 million decrease in core materials volume. The materials increase as a percentage of total revenue was partially due to the decline in revenue from systems and other products in the 2008 period.

Revenue from services increased by $0.8 million or 4% to $18.0 million for the first six months of 2008, from $17.2 million for the same period of 2007 and increased to 26.2% of consolidated revenue from 23.5% for the 2007 period. The increase was primarily the result of favorable foreign currency translation of $1.0 million, partially offset by a decrease in product services volume of $0.3 million. The services increase as a percentage of total revenue was partially due to the decline in revenue from systems and other products in the 2008 period.

Change in second quarter revenue by geographic region

Geographically, revenue from the Asia-Pacific region increased in both the second quarter and first six months of 2008, compared to prior year periods, while revenue declined for both the second quarter and first six months of 2008 in the United States and Europe.

Table 3 sets forth the change in revenue by geographic area for the second quarter of 2008 compared to the second quarter of 2007:

Table 3

							Net change in
							Consolidated
	U.S.		Europe		Asia-Pacific		Revenue
	(dollars in thousands)

Revenue — 2nd Quarter 2007	$16,717	45.9%	$14,963	41.1%	$4,746	13.0%	$36,426	100%

Volume	(1,956)	(11.7)	(3,462)	(23.1)	(20)	(0.4)	(5,438)	(14.9)
Price/Mix	1,294	7.7	1,804	12.0	399	8.4	3,497	9.6
Foreign currency translation	—	0.0	1,628	10.9	543	11.4	2,171	5.9

Net change revenue	(662)	(4.0)	(30)	(0.2)	922	19.4	230	0.6

Revenue — 2nd Quarter 2008	$16,055	43.8%	$14,933	40.7%	$5,668	15.5%	$36,656	100%

Revenue from U.S. operations declined by $0.7 million or 4% to $16.1 million, from $16.7 million in the second quarter of 2007. The decrease was due to lower volume, partially offset by the favorable combined effect of price and mix.

Revenue from European operations declined slightly to $14.9 million, from $15.0 million in the prior year quarter. This decrease was due to a $3.5 million decline in volume, mostly offset by a favorable combined effect of price and mix and a $1.6 million favorable impact of foreign currency translation.

Revenue from Asia-Pacific operations increased by $0.9 million or 19% to $5.7 million, from $4.7 million in the prior year quarter due primarily to $0.5 million in favorable foreign currency translation and a favorable $0.4 million combined effect of changes in price and mix.

Change in six month revenue by geographic region

Table 4 sets forth the change in revenue by geographic area for the first six months of 2008 compared to the first six months of 2007:

Table 4

							Net change in
							Consolidated
	U.S.		Europe		Asia-Pacific		Revenue
	(dollars in thousands)

Revenue — Six Months 2007	$32,908	44.9%	$31,062	42.3%	$9,388	12.8%	$73,358	100%

Volume	(6,420)	(19.5)	(3,930)	(12.7)	(170)	(1.8)	(10,520)	(14.3)
Price/Mix	1,604	4.9	246	0.8	(368)	(3.9)	1,482	2.0
Foreign currency translation	—	0.0	3,216	10.4	907	9.6	4,123	5.6

Net change revenue	(4,816)	(14.6)	(468)	(1.5)	369	3.9	(4,915)	(6.7)

Revenue — Six Months 2008	$28,092	41.0%	$30,594	44.7%	$9,757	14.3%	$68,443	100%

Revenue from U.S. operations declined by $4.8 million or 15% to $28.1 million, from $32.9 million in the first six months of 2007. The decrease was due to lower systems volume, partially offset by the favorable combined effect of price and mix.

Revenue from European operations declined by $0.5 million or 2% to $30.6 million, from $31.1 million in the prior year period. This decrease was primarily due to a $3.9 million decline in volume, partially offset by a $3.2 million favorable impact of foreign currency translation.

Revenue from Asia-Pacific operations increased $0.4 million or 4% to $9.8 million, from $9.4 million in the prior year period due primarily to $0.9 million in favorable foreign currency translation, partially offset by the unfavorable $0.4 million combined effect of changes in price and mix and a decrease in volume of $0.2 million.

Gross profit and gross profit margins — Second Quarter

Table 5 sets forth gross profit and gross profit margins for our products and services for the second quarters of 2008 and 2007:

Table 5

	Quarter Ended June 30,
	2008		2007
	Gross	%	Gross	%
	Profit	Revenue	Profit	Revenue
	(dollars in thousands)

Systems	$2,000	17.4%	$2,726	21.5%
Materials	9,919	61.1	9,001	60.3
Services	1,401	15.7	1,752	19.8

Total	$13,320	36.3%	$13,479	37.0%

The consolidated gross profit margin in the second quarter of 2008 was down to 36.3% of revenue from 37.0% of revenue for the 2007 quarter. On a consolidated basis, gross profit for the second quarter of 2008 decreased by $0.2 million to $13.3 million from $13.5 million in the second quarter of 2007, primarily as a result of lower large-frame systems sales, which resulted in absorption of overhead over fewer units, a higher than normal incidence of used equipment sales, and a change in systems revenue mix toward small-frame systems and 3-D Printers. The used equipment, small-frame systems and 3-D Printers generally generate lower gross profit margins than new large-frame systems. We believe the higher than normal incidence of used equipment sales in the quarter accounted for an approximate 200 basis points reduction in our quarterly gross profit margin. These declines were partially offset by higher materials revenue, which carries the highest gross profit margin of any of our classes of products or services. Gross profit was also negatively impacted by higher warranty costs ($0.3 million), duplicate supply chain costs related to our efforts to discontinue the outsourcing of our domestic logistics activities and to relocate them to our facility in Rock Hill ($0.1 million), and by the costs associated with the planned build-up of our V-Flash® Desktop Modeler finished goods inventory in anticipation of commercial shipments of this new system once we are fully satisfied with it ($0.4 million). The increase in cost of sales also included $1.6 million of unfavorable foreign currency exchange effects related to the decline in the U.S. dollar relative to other currencies. Most of this currency effect relates to materials that we purchase or produce outside the United States. We have begun taking steps to mitigate this foreign exchange exposure. These steps include transferring production of certain of these materials that are sold in U.S. dollars to the United States and more closely managing the hedging of our currency exposure to items that we acquire or produce in other currencies. We believe that the combined impact of the items mentioned above, including the adverse impact from higher sales of used equipment, negatively affected our gross profit margin by approximately 5 percentage points in the second quarter after offsetting the favorable effect of foreign currency translation on revenue for the quarter.

The combined effect of the lower systems sales, higher than normal incidence of used equipment sales, unfavorable foreign exchange rate effects, higher warranty costs, duplicate supply chain costs, and V-Flash® inventory costs impaired our progress toward improving our gross profit margins. We are working on additional gross profit improvement objectives, which include returning domestic third-party logistics activities in-house and improving the quality of certain warranty parts that third parties supply to us. However, we anticipate that our planned build-up of V-Flash® inventory and subsequent shipments will adversely impact gross profit margins by $0.5 million to $1.0 million per quarter for the near term.

Systems gross profit for the second quarter of 2008 decreased by $0.7 million or 27% to $2.0 million, from $2.7 million for the 2007 quarter, and gross profit margins for systems decreased by 4 percentage points to 17.4% of revenue from 21.5% of revenue in the 2007 quarter, primarily due to many of the reasons discussed above.

Materials gross profit for the second quarter of 2008 increased by $0.9 million or 10% to $9.9 million, from $9.0 million for the 2007 quarter, and gross profit margins for materials increased to 61.1% of revenue from 60.3% of revenue in the 2007 quarter.

Gross profit for services for the second quarter of 2008 decreased by $0.4 million or 20% to $1.4 million, from $1.8 million for the 2007 quarter, and gross profit margins for services decreased by 4 percentage points to 15.7% of revenue from 19.8% of revenue in the 2007 quarter. The decline in gross profit margin was primarily due to higher warranty costs.

Gross profit and gross profit margins — Six Months

Table 6 sets forth gross profit and gross profit margins for our products and services for the first six months of 2008 and 2007:

Table 6

	Six Months Ended June 30,
	2008		2007
	Gross	%	Gross	%
	Profit	Revenue	Profit	Revenue
	(dollars in thousands)

Systems	$3,391	17.5%	$7,731	29.9%
Materials	19,566	62.8	18,491	61.0
Services	3,789	21.1	3,160	18.4

Total	$26,746	39.1%	$29,382	40.0%

The consolidated gross profit margin for the first six months of 2008 decreased to 39.1% of revenue from 40.0% of revenue for the same period of 2007. On a consolidated basis, gross profit for the first six months of 2008 decreased by $2.6 million to $26.7 million, from $29.4 million in the same period of 2007, primarily as a result of lower large-frame systems sales, which resulted in absorption of overhead over fewer units, partially offset by higher materials revenue, which carries the highest gross profit margin of any of our classes of products or services. Gross profit was also negatively impacted by certain supply chain and third-party logistics inefficiencies, which resulted in higher cost of goods sold and additional freight charges, and by higher warranty costs. The change in cost of sales also included $2.8 million of unfavorable foreign currency exchange effects related to the decline in the U.S. dollar relative to other currencies. Most of this currency effect relates to materials that we purchase or produce outside the United States.

Systems gross profit for the first six months of 2008 decreased by $4.3 million or 56% to $3.4 million, from $7.7 million for the same period in 2007, and gross profit margins for systems decreased by 12 percentage points to 17.5% of revenue from 29.9% of revenue in the 2007 period. The decline in gross profit was primarily due to the decline in volume, which resulted in the absorption of fixed costs over fewer units.

Materials gross profit for the first six months of 2008 increased by $1.1 million or 6% to $19.6 million, from $18.5 million for the 2007 period, and gross profit margins for materials increased by 2 percentage points to 62.8% of revenue from 61.0% of revenue in the 2007 period.

Gross profit for services for the first six months of 2008 increased by $0.6 million or 20% to $3.8 million, from $3.2 million for the same period in 2007, and gross profit margins for services increased by 3 percentage points to 21.1% of revenue from 18.4% of revenue in the 2007 period. The improved gross profit was due to the combined effect of a decline in fixed costs associated with our decision to cease servicing certain legacy products and the favorable effect of foreign currency translation on service revenue, partially offset by higher warranty costs.

Operating expenses

As shown in Table 7, total operating expenses decreased by $2.3 million or 12% to $16.1 million in the second quarter of 2008, from $18.4 million in the second quarter of 2007. This decrease was due to $2.3 million in lower SG&A expenses, partially offset by a minor increase in research & development (“R&D”) expenses.

Table 7

	Quarter Ended June 30,
	2008		2007
		%		%
	Amount	Revenue	Amount	Revenue
	(dollars in thousands)

Selling, general and administrative	$12,555	34.2%	$14,872	40.8%
Research and development	3,578	9.8	3,528	9.7

Total	$16,133	44.0%	$18,400	50.5%

As shown in Table 8, total operating expenses decreased by $3.6 million or 10% to $32.8 million in the first six months of 2008, from $36.4 million in the same period of 2007. This decrease was primarily due to $4.1 million in lower SG&A expenses, partially offset by $0.6 million of increased R&D expenses, both of which are discussed below.

Table 8

	Six Months Ended June 30,
	2008		2007
		%		%
	Amount	Revenue	Amount	Revenue
	(dollars in thousands)

Selling, general and administrative	$25,619	37.4%	$29,764	40.6%
Research and development	7,175	10.5	6,615	9.0

Total	$32,794	47.9%	$36,379	49.6%

Selling, general and administrative expenses

SG&A expenses declined $2.3 million to $12.6 million in the second quarter of 2008, compared to $14.9 million in the second quarter of 2007, related to:

•	$1.1 million of lower contract labor and consultant costs;

•	$0.9 million in lower accounting and legal fees; and

•	$0.3 million decline in stock-based compensation expense.

SG&A expenses would have declined even further if not for a $0.6 million unfavorable impact related to the decline in the U.S. dollar exchange rate relative to other currencies.

SG&A expenses declined $4.1 million to $25.6 million for the first six months of 2008, compared to $29.8 million for the same period of 2007, related to:

•	$2.3 million of lower contract labor and consultant costs;

•	$1.8 million decline in severance and stock-based compensation expense; and

•	$1.2 million in lower accounting and legal fees.

Partially offsetting the decline was:

•	$0.6 million of expenses associated with the previously disclosed first quarter Audit Committee investigation of anonymous claims of wrongdoing by certain members of management; and

•	$0.3 million increase in bad debt expense.

SG&A expenses for the six months would have declined even further if not for a $1.1 million unfavorable impact related to the decline in the U.S. dollar exchange rate relative to other currencies.

The reduction in SG&A expenses is a continuing trend. However, we are not satisfied with the slower than expected progress in carrying out SG&A cost reductions. As a result, we have decided to undertake additional cost reduction programs, including curtailment of certain planned discretionary expenses for the balance of 2008. We believe SG&A expenses are beginning to approach a more normalized run rate, and we expect SG&A expenses for the second half of 2008 to fall in the range of $24 million to $26 million.

Research and development expenses

R&D expenses increased 1% to $3.6 million in the second quarter of 2008, from $3.5 million in the second quarter of 2007. R&D expenses increased by 8% to $7.2 million in the first six months of 2008, from $6.6 million in the same period of 2007. R&D costs in 2008 included costs associated with the V-Flash® Desktop Modeler and other new product development activities.

We plan to continue to work on selected new product developments, and we expect to incur approximately $7 million to $8 million of R&D expenses in the second half of 2008.

Operating income (loss)

As discussed above, declines in SG&A expenses and higher materials revenue in the second quarter and first six months of 2008 were among the factors that contributed to the improvement in operating results compared to the 2007 periods.

The following table sets forth the operating income or loss by geographic area for the second quarter and first six months of 2008 and 2007:

Table 9

	Quarter Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)

Income (loss) from operations:
United States	$(3,682)	$(3,265)	$(8,406)	$(7,523)
Germany	559	223	824	437
Other Europe	421	222	1,078	489
Asia Pacific	(186)	462	859	796

Subtotal	(2,888)	(2,358)	(5,645)	(5,801)
Inter-segment elimination	75	(2,563)	(403)	(1,196)

Total	$(2,813)	$(4,921)	$(6,048)	$(6,997)

With respect to the United States, in 2008 and 2007, the changes in the operating loss reflected the same factors that affected our consolidated operating loss discussed above. As most of our operations outside the U.S. are conducted through sales and marketing subsidiaries, the changes in operating income (loss) in our operations outside the U.S. resulted primarily from changes in transfer pricing and in foreign currency translation.

Interest and other expense, net

Interest and other expense, net for the second quarter of 2008 declined to $0.2 million from $0.6 million in the 2007 second quarter. For the six month period, interest and other expense, net declined to $0.3 million in 2008 from $1.2 million in 2007. The declines resulted from interest income generated by higher cash balances and lower interest expense due to the absence in 2008 of bank borrowings as well as the absence of our 6% convertible subordinated debentures which were converted into Common Stock in July 2007.

Provision for income taxes

We recorded a provision for (benefit of) income taxes of $0.3 million and $0.7 million, respectively, in the quarter and six months ended June 30, 2008, compared to $(0.2) million and $0.2 million for the quarter and six months ended June 30, 2007. Our provision for income taxes primarily reflects tax expense associated with income taxes in foreign jurisdictions.

Net loss

The net loss for the quarter ended June 30, 2008 declined to $3.3 million ($0.15 per share), from a net loss of $5.3 million ($0.27 per share) in the 2007 second quarter. The net loss for the six months ended June 30, 2008 declined to $7.0 million ($0.31 per share), from a net loss of $8.4 million ($0.44 per share) for the six months ended June 30, 2007. The reduction in the net loss in each period resulted from the factors discussed above affecting operating losses, interest and other expense, net and income taxes.

Financial Condition and Liquidity

During the first six months of 2008, our primary sources of liquidity were cash on hand and cash flow from financing activities, and our uses of cash were for operating and investing activities. While we do not currently anticipate a need for bank borrowings given our current cash position, we intend to consider obtaining a new credit facility as conditions in the credit markets and our performance improve and as we become able to negotiate acceptable terms for such a facility. See “Cash flow” and “Outstanding debt and capitalized lease obligations” below.

Working capital

Our net working capital decreased by $7.3 million to $33.6 million at June 30, 2008, from $40.9 million at December 31, 2007. Table 10 provides a summary of the net changes in working capital items between these two dates.

Table 10

Increase
(Decrease)
(In thousands)

Working capital at December 31, 2007	$40,906
Changes in current assets:
Cash and cash equivalents	(10,580)
Accounts receivable, net of allowances	(2,612)
Inventories, net of reserves	6,044
Prepaid expenses and other current assets	(781)
Deferred income tax assets	(107)

Total current assets	(8,036)

Changes in current liabilities:
Current portion of long-term debt	(120)
Current portion of capitalized lease obligations	7
Accounts payable	(211)
Accrued liabilities	(2,070)
Customer deposits	2,089
Deferred revenue	(413)

Total current liabilities	(718)

Net change in working capital	(7,318)

Working capital at June 30, 2008	$33,588

Our unrestricted cash and cash equivalents declined by $10.6 million to $19.1 million, from $29.7 million at December 31, 2007. This decrease resulted from $8.4 million of cash used in operating activities including the $5.3 million purchase of Tangible Express’ equipment in the first quarter, $3.5 million of cash used in investing activities, partially offset by $0.9 million of cash provided by financing activities and a favorable $0.4 million effect of exchange rate changes on cash. See “Cash Flow” below

Accounts receivable, net of allowances, decreased by $2.6 million to $28.5 million at June 30, 2008, from $31.1 million at December 31, 2007. This decline is reflective of the respective quarterly revenue level. Accounts receivable declined despite an increase of days’ sales outstanding to 70 days at June 30, 2008 from 64 days at December 31, 2007. Accounts receivable more than 90 days past due increased to 11% of gross receivables at June 30, 2008 from 6% of gross receivables at December 31, 2007.

Components of inventories at June 30, 2008 and December 31, 2007 were as follows:

Table 11

	2008	2007
	(In thousands)

Raw materials	$1,335	$835
Inventory held by assemblers	—	197
Work in process	116	126
Finished goods and parts	27,306	21,189

Total cost	28,757	22,347
Less: reserves	(2,672)	(2,306)

Inventories, net	$26,085	$20,041

Inventories increased by $6.0 million to $26.1 million at June 30, 2008, from $20.0 million at December 31, 2007. This increase in inventory resulted from short-term materials and systems inventory purchases that we undertook to support future revenue. Specifically, the inventory increase was driven by $3.7 million of purchases in the 2008 second quarter of direct metals systems, 3-D Printers including V-Flash® Desktop Modelers, and certain key components to support future production of 3-D Printers. Additionally, as discussed in Note 3 to the Condensed Consolidated Financial Statements, our purchase of equipment from Tangible Express accounted for a portion of the increase in inventory. We maintained $2.7 million of inventory reserves at June 30, 2008 and $2.3 million of such reserves at December 31, 2007. Due to the short-term inventory investments, we have not made progress towards our previously-stated inventory reduction goals. Based on our current go-to-market strategy, we still expect inventories to decline to between $20 million and $22 million by the end of 2008.

In connection with our outsourcing activities with our third-party assemblers, we sell to them components from time to time of our raw materials inventory related to systems that they assemble. We record those sales in our financial statements as a product financing arrangement under SFAS No. 49, “Accounting for Product Financing Arrangements.” Continuing a trend of reducing such balances, we held no SFAS No. 49 inventory sold to assemblers at June 30, 2008, compared to $0.2 million of such inventory at December 31, 2007, and we had a corresponding accrued liability representing our non-contractual obligation to repurchase assembled systems and refurbished parts produced from such inventory.

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

The components of prepaid expenses and other current assets at June 30, 2008 and December 31, 2007 were as follows:

Table 12

	2008	2007
	(In thousands)

Value added tax (“VAT”) and sales tax refunds	$1,343	$670
Progress payments to assemblers	169	866
Non-trade receivables	472	1,076
Other	1,664	1,817

Total	$3,648	$4,429

Our prepaid expenses and other current assets decreased by $0.8 million to $3.6 million at June 30, 2008, from $4.4 million at December 31, 2007, which included a $1.3 million reduction in non-trade receivables and progress payments. The non-trade receivables shown in Table 12, the inventory held by assemblers shown in Table 11, and a related accrued liability in an amount that corresponds to the book value of inventory held by assemblers included in accrued liabilities on our Condensed Consolidated Balance Sheets relate to the accounting for our outsourcing arrangements pursuant to SFAS No. 49. The non-trade receivables shown in Table 12 declined by $0.6 million from December 31, 2007 to $0.5 million at June 30, 2008 as a result of a reduction in semi-finished systems and parts that our third-party assemblers purchased from us to complete the assembly of systems for which we had not received payment from them at period end. VAT and sales tax refunds increased by $0.7 million to $1.3 million at June 30, 2008.

Accounts payable declined by $0.2 million to $20.5 million at June 30, 2008, from $20.7 million at December 31, 2007. The decline was primarily due to higher payables that corresponded to higher revenue in the quarter ended December 31, 2007.

Customer deposits increased by $2.1 million as we deferred the revenue in the first six months of 2008 related to certain deposits made during the period.

Deferred revenue decreased by $0.4 million to $11.3 million at June 30, 2008, from $11.7 million at December 31, 2007, primarily due to a net decrease in maintenance contracts, installation, training and warranty revenue in the first six months of 2008.

The changes in the first six months of 2008 that comprise the other components of working capital not discussed above arose in the ordinary course of business. These components of working capital include $10.2 million of accrued liabilities, $0.2 million in current installments of capitalized lease obligations, $1.2 million of restricted cash and $3.5 million in assets held for sale related to our Grand Junction facility.

As discussed elsewhere in this Form 10-Q, we closed the Grand Junction facility late in April 2006 and subsequently listed it for sale, with $3.5 million of net assets related to that facility recorded on our Condensed Consolidated Balance Sheets as assets held for sale at both June 30, 2008 and December 31, 2007. Also, at June 30, 2008 and December 31, 2007, we have a current liability of $3.2 million and $3.3 million, respectively, consisting of the outstanding principal amount of the industrial development revenue bonds that financed this facility. We continue to actively market this facility. See Notes 3 and 6 to the Condensed Consolidated Financial Statements.

Differences between the amounts of working capital item changes in the cash flow statement and the amounts of balance sheet changes for those items are primarily the result of foreign currency translation adjustments.

Cash flow

Table 13 summarizes the cash provided by or used in operating activities, investing activities and financing activities, as well as the effect of changes in foreign currency exchange rates on cash, for the first six months of 2008 and 2007.

Table 13

	2008	2007
	(In thousands)

Cash used in operating activities	$(8,381)	$(7,592)
Cash used in investing activities	(3,474)	(979)
Cash provided by financing activities	881	23,007
Effect of exchange rate changes on cash	394	406

Net increase (decrease) in cash and cash equivalents	$(10,580)	$14,842

Cash flow from operations

For the six months ended June 30, 2008, we used $8.4 million of net cash for operating activities. This use of cash consisted of our $7.0 million net loss and $5.7 million of cash consumed by net changes in operating accounts, partially offset by $4.4 million of non-cash items included in our net loss.

Changes in operating accounts that resulted in a use of cash included the following:

•	An increase in inventories of $7.6 million;

•	A decrease in accrued liabilities of $2.7 million; and

•	A decrease in accounts payable of $1.6 million.

Changes in operating accounts that resulted in a source of cash included the following:

•	A decrease in net receivables of $4.4 million; and

•	An increase in customer deposits of $2.0 million.

For the six months ended June 30, 2007, we used $7.6 million of net cash for operating activities. This use of cash consisted of an $8.4 million net loss and $4.8 million of cash consumed by net changes in operating accounts, partially offset by $5.6 million of non-cash items included in the net loss.

Changes in operating accounts that resulted in a use of cash included the following:

•	A decrease in accounts payable of $9.6 million;

•	A decrease in customer deposits of $5.0 million; and

•	A decrease in accrued liabilities of $1.4 million.

Changes in operating accounts that resulted in a source of cash included the following:

•	A decrease in receivables of $8.6 million;

•	A decrease in prepaid expenses and other current assets of $1.6 million; and

•	An increase in deferred revenue of $1.0 million.

Cash flow from investing activities

Net cash used in investing activities in the first six months of 2008 increased to $3.5 million from $1.0 million for the first six months of 2007. This increase was primarily due to our higher level of 2008 capital expenditures.

Cash flow from financing activities

Net cash provided by financing activities decreased to $0.9 million for the six months ended June 30, 2008 compared to $23.0 million for the six months ended June 30, 2007. This decrease resulted primarily from the absence in the 2008 period of $20.6 million of proceeds related to the private placement of common stock in June 2007.

Outstanding debt and capitalized lease obligations

At June 30, 2008, industrial development revenue bonds and capitalized lease obligations decreased to $12.0 million from $12.2 million at December 31, 2007, due to scheduled payments of principal on our outstanding industrial development revenue bonds and capital lease installments.

Our outstanding industrial development revenue bonds and capitalized lease obligations at June 30, 2008 and December 31, 2007 were as follows:

Table 14

	2008	2007
	(In thousands)

Debt:
Industrial development revenue bonds	$3,205	$3,325

Capitalized lease obligations:
Current portion of capitalized lease obligations	$188	$181
Long-term portion of capitalized lease obligations	8,567	8,663

Total	$8,755	$8,844

Total current portion	$3,393	$3,506
Total long-term portion	8,567	8,663

Total debt	$11,960	$12,169

Capitalized lease obligations

Our outstanding capitalized lease obligations relate to two lease agreements that we entered into during 2006 with respect to our Rock Hill, South Carolina facility, one of which covers the facility itself and the other of which covers certain furniture and fixtures that we acquired for use in the facility. The carrying value of the headquarters facility and the furniture and fixture leases at June 30, 2008 and December 31, 2007 was $8.4 million and $8.8 million, respectively.

Industrial development revenue bonds

Our Grand Junction, Colorado facility was financed by industrial development revenue bonds in the original aggregate principal amount of $4.9 million. At June 30, 2008 and December 31, 2007, the outstanding principal amount of these bonds was $3.2 million and $3.3 million, respectively. Interest on the bonds accrues at a variable rate of interest and is payable monthly. The interest rate at June 30, 2008 and December 31, 2007 was 1.65% and 3.52%, respectively. Principal payments are due in semi-annual installments through August 2016. We reclassified this indebtedness to current indebtedness in 2006 in anticipation of the sale of the Grand Junction facility. We have made all scheduled payments of principal and interest on these bonds. The bonds are collateralized by, among other things, a first mortgage on the facility, a security interest in certain equipment and an irrevocable letter of credit issued by Wells Fargo Bank, N.A. pursuant to the terms of a reimbursement agreement between us and Wells Fargo. We are required to pay an annual letter of credit fee equal to 1% of the stated amount of the letter of credit.

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

The reimbursement agreement, as amended, contains financial covenants that require, among other things, that we maintain a minimum tangible net worth (as defined in the reimbursement agreement) of $23 million plus 50% of net income from July 1, 2001 forward and a fixed-charge coverage ratio (as defined in the reimbursement agreement) of no less than 1.25 to 1.00. We are required to demonstrate our compliance with these financial covenants as of the end of each calendar quarter. On May 7 and July 31, 2008, the bank waived our non-compliance with certain of the financial covenants set forth in this facility for the periods ended March 31, 2008 and June 30, 2008, respectively, each in consideration for a $32 non-refundable waiver fee.

Financial instruments

We conduct business in various countries using both the functional currencies of those countries and other currencies to effect cross border transactions. As a result, we are subject to the risk that fluctuations in foreign exchange rates between the dates that those transactions are entered into and their respective settlement dates will result in a foreign exchange gain or loss. When practicable, we endeavor to match assets and liabilities in the same currency on our balance sheet and those of our subsidiaries in order to reduce these risks. We also, when appropriate, enter into foreign currency contracts to hedge exposures arising from these transactions. We have not adopted hedge accounting under SFAS No. 133, “Accounting for Derivatives and Hedging Activities,” as amended by SFAS No. 137 and SFAS No. 138, and we recognize all gains and losses (realized or unrealized) in cost of sales in our Consolidated Statements of Operations.

The dollar equivalent of our foreign currency contracts and their related fair values as of June 30, 2008 and December 31, 2007 were as follows:

Table 15

	Foreign Currency
	Purchase Contracts
	2008	2007
	(In thousands)

Notional amount	$1,239	$2,905
Fair value	1,267	2,891

Net unrealized gain (loss)	$28	$(14)

At June 30, 2008 and December 31, 2007, the notional amount of these contracts at their respective settlement dates amounted to $1.2 million and $2.9 million, respectively. The 2008 and 2007 contracts related primarily to purchases of inventory from third parties. The notional amount of the purchase contracts aggregated CHF 1.3 million and CHF 3.3 million, respectively.

The net fair value of all foreign exchange contracts at June 30, 2008 and December 31, 2007 reflected nominal unrealized gains and losses. The foreign currency contracts outstanding at June 30, 2008 expired at various times between July 9, 2008 and July 30, 2008. The foreign currency contracts outstanding at December 31, 2007 expired at various times between January 3, 2008 and February 13, 2008.

Changes in the fair value of derivatives are recorded in cost of sales in our Consolidated Statements of Operations. Depending on their fair value at the end of the reporting period, derivatives are recorded either in prepaid expenses and other current assets or in accrued liabilities in our Consolidated Balance Sheets.

The total impact of foreign currency items on the Condensed Consolidated Statements of Operations for the quarter and six months ended June 30, 2008 were gains (losses) of $(0.3) million and $0.4 million, respectively, compared to nominal gains or losses for the quarter and six months ended June 30, 2007.

Stockholders’ equity

Stockholders’ equity decreased by $3.5 million to $101.3 million at June 30, 2008, from $104.8 million at December 31, 2007. This decrease was comprised of the $7.0 million net loss for the first six months of 2008, partially offset by:

•	$1.1 million of net proceeds from stock option exercises during the first six months of 2008;

•	$0.9 million of stock compensation expense recorded in stockholders’ equity in accordance with SFAS No. 123(R) during the first six months of 2008; and

•	$1.6 million of foreign currency translation adjustments included in accumulated other comprehensive income.

Recent Accounting Pronouncements

See Note 14 to the Condensed Consolidated Financial Statements for a discussion of recent accounting pronouncements.

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

These risks include and relate to:

•	our access to financing and other sources of capital and our ability to generate cash flow from operations;

•	the potential impairment of certain intangible assets, which could adversely impact our future earnings and stock price as well as our ability to obtain financing;

•	the potential that we may have to restate our financial statements;

•	our stock may be delisted if we fail to file our periodic filings required to be filed with the SEC on a timely basis;

•	any failure, inadequacy, interruption, or security lapse in the enterprise resource systems or the related technology that we rely on could adversely affect our ability to effectively operate our business;

•	the continuing risk in transitioning our inventory management and distribution functions from our third-party service provider;

•	the impact of material weaknesses in our internal control over financial reporting, which negatively impacts our ability to report our results of operations and financial condition accurately and in a timely manner;

•	our ability to successfully centralize and transition to a new shared service center for most administrative functions for all of our European subsidiaries;

•	changes in energy-related expenses;

•	the effect new pronouncements by accounting authorities may have on operational, financial and reporting aspects of our Company;

•	our success in entering new market places and acquiring and integrating new businesses;

•	the impact of the mix of products on our gross profit margin, which could cause fluctuations in our net income or loss;

•	our potential involvement in product liability claims and litigation;

•	competitive factors;

•	our ability to develop and commercialize successful new products;

•	our dependence upon a single or limited number of suppliers for components and sub-assemblies;

•	our dependence upon our suppliers generally;

•	factors beyond our control that cause fluctuations in our operating results;

•	the costs from our business outside the U.S. may increase or our revenue from such operations may decrease, which could have a significant impact on our overall results of operations and financial condition;

•	political and economic events and the uncertainty from them may have a material adverse effect on our market opportunities;

•	laws that inhibit takeovers;

•	variations in our operating results from quarter to quarter;

•	the low daily trading volume of our Common Stock and the volatility of our stock price;

•	dilution of ownership and negative impact on the market price of our common stock due to the exercise of our outstanding stock options;

•	our ability to issue preferred stock; and

•	our debt level.

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

For a discussion of market risks at December 31, 2007, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2007. During the first six months of 2008, there were no material changes or developments that would materially alter the market risk assessment performed as of December 31, 2007, except as discussed in the Liquidity and Capital Resource section under Financial Instruments.

Item 4.	Controls and Procedures.

Evaluation of disclosure controls and procedures

As of June 30, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) pursuant to Rules 13a-15 and 15d-15 under the Exchange Act. These controls and procedures are designed to provide assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in a manner that is intended to allow timely decisions regarding required disclosures.

As a result of this evaluation and recognizing the material weaknesses that we identified in our Annual Report on Form 10-K for the year ended December 31, 2007, we determined that our disclosure controls and procedures remained ineffective as of June 30, 2008. In making this determination, we took into account the remedial actions that we are taking, have taken and have disclosed with respect to these material weaknesses and our belief, which is discussed below, that, subject to the testing of the effectiveness of our remedial actions as of December 31, 2008, we have substantially completed the remediation of those material weaknesses. Notwithstanding our efforts, there is a risk that we ultimately may be unable to achieve the goal of fully remedying these material weaknesses and that the corrective actions that we have implemented and are implementing may not fully remedy the material weaknesses that we have identified and disclosed or prevent similar or other control deficiencies or material weaknesses from having an adverse impact on our business and results of operations or our ability to timely make required SEC filings in the future.

In any case, based on a number of factors, including our performance of manual procedures to provide assurance of the proper collection, evaluation and disclosure of the information included in our consolidated financial statements, management has concluded that the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flow for the periods presented in conformity with GAAP and that they are free of material errors.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2008 based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

As a result of the material weaknesses described in our Annual Report on Form 10-K for the year ended December 31, 2007, our management concluded that as of June 30, 2008 we did not maintain effective internal control over financial reporting based on the criteria established in Internal Control-Integrated Framework issued by COSO.

After having identified those material weaknesses in connection with the preparation of our financial statements for the period ended December 31, 2007, we have been working to identify and remedy the causes of the problems that led to the existence of those material weaknesses, and we believe that:

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

With respect to testing, we have adopted, and pursued during the first six months of 2008, a program that is designed to evaluate whether the remedial actions we have taken have been in effect for a sufficient period of time to determine their effectiveness as well as to test the effectiveness of those remedial actions. Notwithstanding our efforts, there is a risk that we ultimately may be unable to achieve the goal of fully remedying these material weaknesses and that the corrective actions that we have implemented and are continuing to implement may not fully remedy the material weaknesses that we have identified or prevent similar or other control deficiencies or material weaknesses from having an adverse impact on our business and results of operations or our ability to timely make required SEC filings in the future.

The remedial actions that we implemented during the first quarter of 2008 to remedy these material weaknesses included the following:

1. With respect to a lack of oversight and review of our inventory costing system, we:

•	Transitioned away from spreadsheet-based look-ups and calculations and set-up enterprise resource planning (“ERP”) system reports to retrieve and validate data for various inventory accounts;

•	Set up reports and schedules in our ERP system to tie reserve amounts into in order to better assure accurate information and reporting;

•	Added an additional level of review for manual calculations; and

•	Activated ERP system functionality to eliminate certain manual processes.

2. With respect to the ineffective design and operation of controls for certain inventory shipments and recognition of the related revenue, we:

•	Worked with the third-party service provider that we utilize for outsourcing logistics and warehousing of our spare-parts inventory and certain of our finished goods supply activities to provide more timely and accurate information; and

•	Implemented specific period-end cut-off testing to ensure that revenue and expenses are being recorded in proper periods.

Subject to testing, we believe that no additional remedial actions were necessary in the second quarter of 2008.

There were no material changes in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

On March 14, 2008, DSM Desotech Inc. filed a complaint in an action titled DSM Desotech Inc. v. 3D Systems Corporation in the United States District Court for the Northern District of Illinois (Eastern Division) asserting that we engage in anticompetitive behavior with respect to resins used in large-frame stereolithography machines. The complaint further asserts that we are infringing two of DSM Desotech’s patents relating to stereolithography machines. We understand that DSM Desotech estimates the damages associated with its claims to be in excess of $40 million. On or about June 6, 2008, we filed a motion to dismiss the non-patent causes of action. We also filed an answer to the patent-related claims and asserted various defenses and counterclaims. We intend to continue to vigorously contest all of the claims asserted by DSM Desotech.

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

On May 20, 2008, we held our annual meeting of stockholders. At the annual meeting, our stockholders:

(i) elected the whole Board of Directors to serve until the next annual meeting and until their successors are duly elected and qualified; and

(ii) ratified the selection of BDO Seidman, LLP as our independent registered public accounting firm for the year ending December 31, 2008.

A total of 20,559,255 shares of Common Stock were present in person or by proxy at the annual meeting, representing 20,559,255 votes, or approximately 92% of the voting power of the Company entitled to vote at the annual meeting.

The votes cast on the matters that were brought before the annual meeting, including broker non-votes where applicable, were as set forth below:

	Number of Votes
	In Favor	Withheld

Nominees for Election to Board of Directors:
William E. Curran	20,526,141	33,114
Charles W. Hull	20,526,223	33,032
Miriam V. Gold	20,466,511	92,744
Jim D. Kever	19,813,984	745,271
G. Walter Loewenbaum, II	20,232,057	327,198
Kevin S. Moore	19,868,834	690,421
Abraham N. Reichental	20,514,943	44,312
Daniel S. Van Riper	19,815,543	743,712

				Broker
	For	Against	Abstentions	Non-Votes

Ratification of BDO Seidman, LLP as Independent Registered Public Accounting Firm	20,541,992	14,898	2,365	-0-

Item 6.	Exhibits.

The following exhibits are included as part of this filing and incorporated herein by this reference:

3.1	Certificate of Incorporation of Registrant. (Incorporated by reference to Exhibit 3.1 to Form 8-B filed on August 16, 1993, and the amendment thereto, filed on Form 8-B/A on February 4, 1994.)
3.2	Amendment to Certificate of Incorporation filed on May 23, 1995. (Incorporated by reference to Exhibit 3.2 to Registrant’s Registration Statement on Form S-2/A, filed on May 25, 1995.)
3.3	Certificate of Designation of Rights, Preferences and Privileges of Preferred Stock. (Incorporated by reference to Exhibit 2 to Registrant’s Registration Statement on Form 8-A filed on January 8, 1996.)
3.4	Certificate of Designation of the Series B Convertible Preferred Stock, filed with the Secretary of State of Delaware on May 2, 2003. (Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K, filed on May 7, 2003.)
3.5	Certificate of Elimination of Series A Preferred Stock filed with the Secretary of State of Delaware on March 4, 2004. (Incorporated reference to Exhibit 3.6 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, filed on March 15, 2004.)
3.6	Certificate of Amendment of Certificate of Incorporation filed with Secretary of State of Delaware on May 19, 2004. (Incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, filed on August 5, 2004.)
3.7	Certificate of Amendment of Certificate of Incorporation filed with Secretary of State of Delaware on May 17, 2005. (Incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, filed on August 1, 2005.)
3.8	Certificate of Elimination of Series B Preferred Stock filed with the Secretary of State of Delaware on June 9, 2006. (Incorporated reference to Exhibit 3.1 of Registrant’s Current Report on Form 8-K, filed on June 9, 2006.)
3.9	Amended and Restated By-Laws. (Incorporated by reference to Exhibit 3.2 of Registrant’s Current Report on Form 8-K filed on December 1, 2006.)
31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 5, 2008
31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 5, 2008
32.1	Certification of Principal Executive Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 5, 2008
32.2	Certification of Principal Financial Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 5, 2008

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

3D Systems Corporation

By	/s/ Damon J. Gregoire
Damon J. Gregoire
Vice President and Chief Financial Officer
(Principal Financial Officer)
(Duly Authorized Officer)

Date: August 5, 2008