Form 10-Q
period 2008-09-30
3D SYSTEMS CORP
filed 2008-11-05
CIK 910638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
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
Shares of Common Stock, par value $0.001, outstanding as of October 31, 2008: 22,366,037

3D SYSTEMS CORPORATION
Quarterly Report on Form 10-Q for the
Quarter Ended September 30, 2008

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
3D SYSTEMS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30,	December 31,
(in thousands, except par value)	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$18,119	$29,689
Accounts receivable, net of allowance for doubtful accounts of $1,936 (2008) and $2,072 (2007)	24,181	31,115
Inventories, net of reserves of $2,323 (2008) and $2,306 (2007)	23,914	20,041
Prepaid expenses and other current assets	2,100	4,429
Deferred income tax assets	664	693
Restricted cash	1,200	1,200
Assets held for sale	3,454	3,454

Total current assets	73,632	90,621
Property and equipment, net	24,891	21,331
Goodwill	47,635	47,682
Other intangible assets, net	4,055	5,170
Other assets, net	2,466	2,581

	$152,679	$167,385

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Industrial development bonds	$3,085	$3,325
Current portion of capitalized lease obligations	192	181
Accounts payable	16,438	20,712
Accrued liabilities	10,059	12,248
Customer deposits	1,589	1,537
Deferred revenue	10,083	11,712

Total current liabilities	41,446	49,715
Long-term portion of capitalized lease obligations	8,517	8,663
Other liabilities	4,175	4,238

Total liabilities	54,138	62,616

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, authorized 5,000 shares; none issued	—	—
Common stock, $0.001 par value, authorized 60,000 shares; 22,424 (2008) and 22,224 (2007) shares issued	22	22
Additional paid-in capital	175,887	173,645
Treasury stock, at cost; 58 shares (2008) and 50 shares (2007)	(118)	(111)
Accumulated deficit	(80,406)	(72,403)
Accumulated other comprehensive income	3,156	3,616

Total stockholders’ equity	98,541	104,769

	$152,679	$167,385

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Quarter Ended Sept. 30,		Nine Months Ended Sept. 30,
(in thousands, except per share amounts)	2008	2007	2008	2007
Revenue:
Products	$26,559	$29,142	$77,037	$85,292
Services	9,018	9,086	26,983	26,294

Total revenue	35,577	38,228	104,020	111,586

Cost of sales:
Products	15,174	15,522	42,696	45,450
Services	6,615	6,768	20,790	20,816

Total cost of sales	21,789	22,290	63,486	66,266

Gross profit	13,788	15,938	40,534	45,320

Operating expenses:
Selling, general and administrative	10,414	11,883	36,033	41,647
Research and development	3,916	3,623	11,091	10,238

Total operating expenses	14,330	15,506	47,124	51,885

Operating income (loss)	(542)	432	(6,590)	(6,565)
Interest and other expense (income), net	87	(146)	357	1,099

Income (loss) before income taxes	(629)	578	(6,947)	(7,664)
Provision for income taxes	360	248	1,056	429

Net income (loss)	$(989)	$330	$(8,003)	$(8,093)

Net income (loss) per share — basic	$(0.04)	$0.02	$(0.36)	$(0.40)

Net income (loss) per share — diluted	$(0.04)	$0.01	$(0.36)	$(0.40)

 See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(unaudited)

	Nine Months Ended Sept. 30,
(in thousands)	2008	2007

Cash flow used in operating activities:
Net loss	$(8,003)	$(8,093)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for (benefit of) deferred income taxes	29	(48)
Depreciation and amortization	4,953	5,449
Provision for bad debts	745	309
Stock-based compensation	1,144	2,247
Changes in operating accounts:
Accounts receivable	5,293	7,117
Inventories	(6,765)	3,236
Prepaid expenses and other current assets	2,160	1,975
Accounts payable	(3,641)	(9,088)
Accrued liabilities	(2,320)	(1,279)
Customer deposits	60	(3,386)
Deferred revenue	(1,510)	95
Other operating assets and liabilities	(71)	73

Net cash used in operating activities	(7,926)	(1,393)

Cash flows used in investing activities:
Purchases of property and equipment	(4,032)	(966)
Additions to license and patent costs	(352)	(521)
Software development costs	—	(502)

Net cash used in investing activities	(4,384)	(1,989)

Cash flows provided by financing activities:
Bank borrowings (repayments)	—	(8,200)
Net proceeds from issuance of common stock	—	20,407
Stock options and restricted stock proceeds	1,091	2,791
Repayment of long-term debt	(376)	(336)

Net cash provided by financing activities	715	14,662

Effect of exchange rate changes on cash	25	(139)

Net increase (decrease) in cash and cash equivalents	(11,570)	11,141
Cash and cash equivalents at the beginning of the period	29,689	14,331

Cash and cash equivalents at the end of the period	$18,119	$25,472

Supplemental Cash Flow Information:
Interest payments	$713	$1,015
Income tax payments	637	1,149
Non-cash items:
Cumulative effect of adoption of accounting for uncertainty of income taxes	—	1,208
Conversion of 6% convertible subordinated debentures	—	15,354
Transfer of equipment from inventory to property and equipment, net (a)	4,899	1,264
Transfer of equipment to inventory from property and equipment, net (b)	1,597	612

(a)	Systems included in inventory are transferred from inventory to property and equipment at cost when the Company requires additional systems for training, demonstration or short-term rentals.

(b)	In general, a system is transferred from property and equipment, net into inventory at its net book value when the Company has identified a potential sale for a used system. The system is removed from inventory upon recognition of the sale.
See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(unaudited)

	Common Stock				Treasury Stock
		Par		Additional				Other	Total
		Value		Paid-in			Accumulated	Comprehensive	Stockholders’
(in thousands, except par value)	Shares	$0.001		Capital	Shares	Amount	Deficit	Income	Equity
Balance at December 31, 2007	22,224	$22		$173,645	50	$(111)	$(72,403)	$3,616	$104,769
Exercise of stock options	161	—	(a)	1,083	—	—	—	—	1,083
Issuance (repurchase) of restricted stock	39	—	(a)	15	8	(7)	—	—	8
Stock compensation expense	—	—		1,144	—	—	—	—	1,144
Net loss	—	—		—	—	—	(8,003)	—	(8,003)
Foreign currency translation adjustment	—	—		—	—	—	—	(460)	(460)

Balance at September 30, 2008	22,424	$22		$175,887	58	$(118)	$(80,406)	$3,156	$98,541

(a)	Amounts not shown due to rounding.
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
In the opinion of management, the unaudited financial statements contain all adjustments, consisting of adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations, and cash flow for the periods presented. The results of operations for the quarter and nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year.
The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results may differ from those estimates and assumptions.
Certain prior period amounts have been reclassified to conform to their current year presentation.
(2) Inventories
Components of inventories, net at September 30, 2008 and December 31, 2007 were as follows:

(in thousands)	2008	2007
Raw materials	$1,613	$835
Inventory held by assemblers	—	197
Work in process	25	126
Finished goods and parts	24,599	21,189

Total cost	26,237	22,347
Less: reserves	(2,323)	(2,306)

Inventories, net	$23,914	$20,041

(3) Property and Equipment
Property and equipment at September 30, 2008 and December 31, 2007 were as follows:

			Useful Life
(in thousands, except years)	2008	2007	(in years)
Building	$8,566	$8,566	25
Machinery and equipment	31,343	26,469	3-5
Capitalized software — ERP	3,109	3,077	5
Office furniture and equipment	3,519	3,492	5
Leasehold improvements	7,998	7,730	Life of Leases
Rental equipment	1,138	726	5
Construction in progress	264	511	N/A

Total property and equipment	55,937	50,571
Less: Accumulated depreciation and amortization	(31,046)	(29,240)

Total property and equipment, net	$24,891	$21,331

3D SYSTEMS CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(amounts in thousands, except per share data)
On February 28, 2008, the Company purchased certain equipment from its former customer, Tangible Express, LLC.  Of the $5,300 of equipment and materials purchased, $3,000 was included in property and equipment at September 30, 2008 and the balance was primarily sold to customers.
Depreciation and software amortization expense for the quarter and nine months ended September 30, 2008 was $1,303 and $3,486, respectively, compared to $1,099 and $3,152 for the quarter and nine months ended September 30, 2007. For the quarter and nine months ended September 30, 2008, the Company recognized software amortization expense for its capitalized enterprise resource planning (“ERP”) system of $163 and $487, respectively, compared to $160 and $434 for the quarter and nine months ended September 30, 2007.
The Company holds approximately $3,454 of assets related to its Grand Junction facility, net of accumulated depreciation, as assets held for sale, comprised primarily of $3,018 of building and improvements, net of accumulated depreciation, and $436 of land. These assets are classified as Assets held for sale on the Condensed Consolidated Balance Sheets at September 30, 2008 and December 31, 2007. See Note 6.
(4) Intangible Assets
Intangible assets other than goodwill at September 30, 2008 and December 31, 2007 were as follows:

	September 30, 2008
	Gross
	Carrying	Accumulated
(in thousands)	Amount	Amortization	Net
Licenses	$5,875	$(4,967)	$908
Patent costs	16,180	(13,314)	2,866
Other intangible assets	8,968	(8,687)	281

Total	$31,023	$(26,968)	$4,055

	December 31, 2007
	Gross
	Carrying	Accumulated
(in thousands)	Amount	Amortization	Net
Licenses	$5,875	$(4,595)	$1,280
Patent costs	15,908	(13,176)	2,732
Other intangible assets	8,968	(7,810)	1,158

Total	$30,751	$(25,581)	$5,170

For the nine months ended September 30, 2008 and 2007, the Company capitalized $352 and $521, respectively, of costs incurred to acquire, develop and extend patents in the United States and various other countries.
Amortization expense related to licenses, patent costs and other intangible assets for the quarters and nine months ended September 30, 2008 and 2007 was as follows:

	Quarter Ended Sept. 30,		Nine Months Ended Sept. 30,
(in thousands)	2008	2007	2008	2007
Amortization expense:
Licenses	$124	$124	$372	$372
Patent costs	64	368	218	915
Acquired technology costs	—	190	—	948
Other intangible assets	339	20	877	61

Total	$527	$702	$1,467	$2,296

3D SYSTEMS CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(amounts in thousands, except per share data)
(5) Accrued and Other Liabilities
Accrued liabilities at September 30, 2008 and December 31, 2007 were as follows:

(in thousands)	2008	2007
Compensation and benefits	$3,434	$4,916
Vendor accruals	3,360	2,848
Accrued professional fees	979	1,287
Accrued taxes	1,152	1,381
Royalties payable	320	645
Non-contractual obligation to repurchase inventory held by assemblers	—	197
Accrued interest	63	74
Accrued other	751	900

	$10,059	$12,248

Other liabilities at September 30, 2008 and December 31, 2007 were as follows:

(in thousands)	2008	2007
Defined benefit pension obligation	$2,368	$2,367
Other long-term liabilities	1,807	1,871

	$4,175	$4,238

(6) Borrowings
The Company’s debt at September 30, 2008 and December 31, 2007 was $3,085 and $3,325, respectively, and represented industrial development revenue bonds related to the Grand Junction facility. See Note 3. The interest rate at September 30, 2008 and December 31, 2007 was 8.15% and 3.52%, respectively. Due to disruptions in global credit markets, the interest rate at September 30, 2008 was abnormally high and has subsequently returned to a more normal level. On May 7, July 31, and October 27, 2008, the bank waived the Company’s non-compliance with certain of the financial covenants set forth in this facility for the periods ended March 31, June 30, and September 30, 2008, respectively, each in consideration for a $32 non-refundable waiver fee.
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
At September 30, 2008 and December 31, 2007, these contracts included contracts for the purchase of currencies other than the U.S. dollar. The dollar equivalent of the foreign currency contracts and the related fair values as of September 30, 2008 and December 31, 2007 were as follows:

	Foreign Currency
	Purchase Contracts
(in thousands)	2008	2007
Notional amount	$1,074	$2,905
Fair value	1,041	2,891

Net unrealized loss	$(33)	$(14)

The foreign currency contracts outstanding at September 30, 2008 expire at various times between October 22, 2008 and November 19, 2008. The foreign currency contracts outstanding at December 31, 2007 expired at various times between January 3, 2008 and February 13, 2008.
Changes in the fair value of derivatives are recorded in cost of sales in the Condensed Consolidated Statements of Operations. Depending on their fair value at the end of the reporting period, derivatives are recorded either in prepaid expenses and other current assets or in accrued liabilities on the Condensed Consolidated Balance Sheets.
The total impact of foreign currency items on the Condensed Consolidated Statements of Operations for the quarter and nine months ended September 30, 2008 were gains (losses) of $(249) and $191, respectively, compared to gains of $18 and $31 for the quarter and nine months ended September 30, 2007.

3D SYSTEMS CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(amounts in thousands, except per share data)
(8) Stock-based Compensation Plans
The Company records stock-based compensation expense in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations. Stock-based compensation expense for the quarters and nine months ended September 30, 2008 and 2007 was as follows:

	Quarter Ended Sept. 30,		Nine Months Ended Sept. 30,
(in thousands)	2008	2007	2008	2007
Options	$—	$129	$—	$671
Restricted stock awards	288	458	1,144	1,576

Total stock-based compensation expense	$288	$587	$1,144	$2,247

The expense for the nine-month period ended September 30, 2007 included $497 of stock-based compensation expense primarily related to the acceleration of expense with respect to restricted stock awards related to the separation from service of the Company’s former Chief Financial Officer in the first quarter of 2007.
The number of shares of restricted common stock issued and the weighted average fair value per share during the quarters and nine months ended September 30, 2008 and 2007 were as follows:

	Quarter Ended September 30,
	2008		2007
		Weighted		Weighted
	Shares	Average	Shares	Average
(in thousands, except per share amounts)	Awarded	Fair Value	Awarded	Fair Value
Restricted stock	7	$9.55	55	$21.02

	Nine Months Ended September 30,
	2008		2007
		Weighted		Weighted
	Shares	Average	Shares	Average
(in thousands, except per share amounts)	Awarded	Fair Value	Awarded	Fair Value
Restricted stock	39	$10.48	70	$21.00
In the nine months ended September 30, 2008, the Company granted stock awards covering 24 shares of common stock pursuant to the Company’s 2004 Restricted Stock Plan for Non-Employee Directors. The Company also issued restricted stock awards covering 7 and 15 shares of common stock to certain employees during the quarter and nine months ended September 30, 2008, respectively, pursuant to the Company’s 2004 Incentive Stock Plan.

3D SYSTEMS CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(amounts in thousands, except per share data)
(9) Earnings (Loss) Per Share
The Company presents basic and diluted earnings (loss) per share (“EPS”) amounts. Basic EPS is calculated by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the applicable period. Diluted EPS is calculated by dividing net income (loss) by the weighted average number of common and common equivalent shares outstanding during the applicable period. The following table reconciles basic weighted average outstanding shares to diluted weighted average outstanding shares for the quarters and nine months ended September 30, 2008 and 2007:

	Quarter Ended Sept. 30,		Nine Months Ended Sept. 30,
(in thousands, except per share amounts)	2008	2007	2008	2007
Numerator:
Net income (loss)	$(989)	$330	$(8,003)	$(8,093)

Denominator:
Denominator for basic EPS — weighted average shares outstanding	22,366	21,838	22,348	20,115
Add: Effect of dilutive securities
Stock options and other equity compensation	—	661	—	—

Denominator for dilutive EPS	22,366	22,499	22,348	20,115

Earnings (loss) per share:
Basic	$(0.04)	$0.02	$(0.36)	$(0.40)

Diluted	$(0.04)	$0.01	$(0.36)	$(0.40)

No dilutive securities were included in the diluted weighted average shares outstanding for periods with net losses, because the effect of their inclusion would have been anti-dilutive; that is, they would have reduced the net loss per share.
(10) Income Taxes
The Company used effective tax rates of (57.2%) and (15.2%) for the quarter and nine months ended September 30, 2008, respectively, compared to 42.9% and (5.6%) for the quarter and nine months ended September 30, 2007. Tax expense relates primarily to income from foreign operations.
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
Such summarized financial information concerning the Company’s geographical operations is shown in the following tables:

	Quarter Ended Sept. 30,		Nine Months Ended Sept. 30,
(in thousands)	2008	2007	2008	2007
Revenue from unaffiliated customers:
United States	$14,106	$16,042	$42,198	$48,950
Germany	8,629	8,163	23,143	23,072
Other Europe	7,420	7,201	23,500	23,354
Asia Pacific	5,422	6,822	15,179	16,210

Total	$35,577	$38,228	$104,020	$111,586

The Company’s revenue from unaffiliated customers by type is as follows:

	Quarter Ended Sept. 30,		Nine Months Ended Sept. 30,
(in thousands)	2008	2007	2008	2007
Systems and other products	$10,246	$14,549	$29,575	$40,405
Materials	16,313	14,593	47,462	44,887
Services	9,018	9,086	26,983	26,294

Total	$35,577	$38,228	$104,020	$111,586

Intercompany sales were as follows:

	Quarter Ended September 30, 2008
	Intercompany sales to
	United		Other	Asia
(in thousands)	States	Germany	Europe	Pacific	Total
United States	$—	$5,144	$3,356	$4,187	$12,687
Germany	320	—	1,107	—	1,427
Other Europe	2,228	38	—	—	2,266
Asia Pacific	—	—	—	—	—

Total	$2,548	$5,182	$4,463	$4,187	$16,380

	Quarter Ended September 30, 2007
	Intercompany sales to
	United		Other	Asia
(in thousands)	States	Germany	Europe	Pacific	Total
United States	$—	$7,552	$2,250	$254	$10,056
Germany	—	—	1,264	—	1,264
Other Europe	1,241	145	—	—	1,386
Asia Pacific	—	—	—	—	—

Total	$1,241	$7,697	$3,514	$254	$12,706

3D SYSTEMS CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(amounts in thousands, except per share data)

	Nine Months Ended September 30, 2008
	Intercompany sales to
	United		Other	Asia
(in thousands)	States	Germany	Europe	Pacific	Total
United States	$—	$14,878	$9,498	$10,820	$35,196
Germany	782	—	4,849	—	5,631
Other Europe	5,069	91	—	—	5,160
Asia Pacific	—	—	—	—	—

Total	$5,851	$14,969	$14,347	$10,820	$45,987

	Nine Months Ended September 30, 2007
	Intercompany sales to
	United		Other	Asia
(in thousands)	States	Germany	Europe	Pacific	Total
United States	$—	$15,528	$7,421	$8,362	$31,311
Germany	36	—	3,707	90	3,833
Other Europe	4,555	204	—	—	4,759
Asia Pacific	—	—	—	—	—

Total	$4,591	$15,732	$11,128	$8,452	$39,903

All revenue between geographic areas is recorded at prices that provide for an allocation of profit (loss) between entities. Income (loss) from operations and assets for each geographic area were as follows:

	Quarter Ended Sept. 30,		Nine Months Ended Sept. 30,
(in thousands)	2008	2007	2008	2007
Income (loss) from operations:
United States	$(1,974)	$1,337	$(10,380)	$(5,481)
Germany	(68)	204	756	577
Other Europe	294	184	1,372	595
Asia Pacific	1,379	171	2,238	405

Subtotal	(369)	1,896	(6,014)	(3,904)
Inter-segment elimination	(173)	(1,464)	(576)	(2,661)

Total	$(542)	$432	$(6,590)	$(6,565)

(in thousands)	September 30, 2008	December 31, 2007
Assets:
United States	$72,639	$86,339
Germany	25,989	29,960
Other Europe	63,303	64,840
Asia Pacific	20,638	16,602

Subtotal	182,569	197,741
Inter-company elimination	(29,890)	(30,356)

Total	$152,679	$167,385

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
(13) Fair Value Measurements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 introduces a framework for measuring fair value and expands required disclosure about fair value measurements of assets and liabilities. For financial assets and liabilities, SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company adopted the standard for those assets and liabilities as of January 1, 2008, and the impact of adoption was not significant.
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

3D SYSTEMS CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(amounts in thousands, except per share data)
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements as of Sept. 30, 2008
(in thousands)	Level 1	Level 2	Level 3	Total
Description
Short-term investments [1]	$13,132	$—	$—	$13,132
Restricted cash [1]	1,200	—	—	1,200
Currency derivative contracts [1]	1,041	—	—	1,041

Total	$15,373	$—	$—	$15,373

[1]	Unrealized gains or losses on short-term investments, restricted cash and derivatives are recorded in the statement of operations at each measurement date.
The fair market value of level 1 currency derivative contracts at September 30, 2008 and December 31, 2007 was as follows:

	Foreign Currency
	Purchase Contracts
(in thousands)	2008	2007
Notional amount	$1,074	$2,905
Fair value	1,041	2,891

Net unrealized gain (loss)	$(33)	$(14)

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
We are subject to a number of risks and uncertainties that may affect our future performance and that are discussed or referred to in greater detail in the sections entitled “Forward-Looking Statements” and “Cautionary Statements and Risk Factors” at the end of this Item 2 and in Item 1A of Part II of this Quarterly Report on Form 10-Q.
Business Overview
We design, develop, manufacture, market and service 3-D printing, rapid manufacturing, and prototyping systems and related products and materials that enable complex three-dimensional objects to be produced directly from computer data without tooling, greatly reducing the time and cost required to produce prototypes or customized production parts.
Our consolidated revenue is derived primarily from the sale of our systems, the sale of the related materials used by the systems to produce solid objects and the provision of services to our customers.
Recent Developments
New product developments
Since the beginning of 2008, we have continued our new product development and geographic expansion activities, resulting in the following introductions:
•	In January 2008, we launched the ProJettm HD 3000 3-D Production System, a new, professional, high-definition 3-D modeler that is based on our patented and proprietary Multi-Jet Modeling technology. The ProJettm HD 3000 3-D Production System provides the choice of both high definition and ultra high definition build modes in a single system and is designed for a wide range of uses.

•	In February 2008, we launched our ProJettm DP 3000 3-D Production System, a 3-D Modeler that is designed to accurately, consistently and economically manufacture precision wax-ups for dental professionals. The user of the ProJettm DP Production System scans a model, designs a virtual wax-up using 3-D software, then sends the data to the ProJettm Production System to “print” wax-ups in layers; the system can generate hundreds of units each cycle.

•	During March 2008, we began commercial shipments of our new, V-Flashtm Desktop Modeler to North American customers. This Modeler is the first product based on our new Film Transfer Imaging technology platform, and it is designed to build three-dimensional models within hours in a home or an office, enabling designers, engineers, hobbyists and students to imagine, design and build their ideas at their desks. We suspended our commercial shipments so that we could resolve several technical and performance issues that we discovered after we commenced our commercial shipments as well as improve the reliability of the V-Flash® Desktop Modeler. We believe that we have now resolved these issues, and we plan to resume a phased rollout of this new system in the fourth quarter. We have not recognized any revenue from the V-Flash® Desktop Modeler during 2008.

•	We launched the new Sinterstation® Pro DM100 and the DM250 SLM Systems, two direct metal laser sintering systems that quickly build fully-dense parts from a wide range of metal materials for functional parts, tooling and prototypes.

•	We began to sell our Accura® materials in Japan, expanding our portfolio of proven, dependable Accura® materials in Japan.

•	In May 2008, we launched a ‘Pro-Parts’ Material Evaluation Web Site equipped with online pricing capability that may be used to order non-commercial Stereolithography (SLA®) and Selective Laser Sintering (SLS®) parts, enabling more designers and engineers to experience the benefits of Additive Manufacturing technology.

•	In August 2008, we announced the immediate availability of:
•	Our new iPro™ 9000 SLA® Center, a new professional stereolithography system for the production of ultra high-definition ‘Pro-Parts’ from our integrated portfolio of proprietary Accura® Plastics; the new iPro™ 9000 SLA® Center is designed to quickly and economically produce durable plastic parts with unprecedented surface smoothness, feature resolution, edge definition and tolerances that rival the accuracy of CNC-machined plastic parts; and

•	Our cost-effective, high-definition ProJet™ SD 3000 3-D Printer for in-office model-making at design and manufacturing businesses. The ProJet™ SD 3000 Printer is an addition to our ProJet™ line of 3-D Printers that is designed to provide high-quality parts with exceptionally smooth surfaces and unmatched small feature detail, ideal for concept development, design verification, form-fit testing and product presentations.
•	In October 2008, we announced the launch of:
•	the ProJet™ CPX 3000 3-D Production System, a new high-definition 3-D Printer designed for high-volume, extremely high-resolution production of finely detailed RealWax™ patterns from digital data; we plan to start shipping this new addition to our ProJet™ line of 3-D Printers during the fourth quarter of this year; and

•	the ProJet™ CP 3000 3-D Production System for the high-speed, high-volume production of RealWax™ casting patterns from digital data for foundry prototyping and end-use parts applications.
•	We also announced in October the new iPro™ 9000 XL SLA® Center for the production of extra-large, high-definition ‘Pro-Parts’ for prototyping and end-use. This system is the largest currently available commercial stereolithography part-manufacturing system.

•	We recently announced a completely new mid-range SLA® system, the new iPro™ 8000 SLA® Center, which we anticipate will contribute to sales in future quarters.

•	We unveiled our plans to introduce a next-generation family of high-speed sintering systems — the sPro™ 140 and 230 SLS® Centers that are designed to provide best-in-class part quality and accuracy for the most demanding functional prototyping and end-use applications. We expect to begin taking orders for these systems in the fourth quarter of this year.

•	In connection with our continuing efforts to expand our portfolio of proprietary materials,
•	We recently introduced Accura® ClearVue™ Plastic, another integrated stereolithography material with excellent transparency, outstanding durability and enhanced yields and manufacturability; and
•	We announced the availability of DuraForm® PP 100 Plastic, a new sintering material with the toughness and durability of molded polypropylene, through our Pro Parts Marketplace and Preferred Service Providers.
We believe it is important that we continue with our planned new product development activities so that we can take advantage of improved business conditions as they appear. Approximately 35% of our third-quarter 2008 revenue was derived from new products that we have introduced since the beginning of 2005.

Summary of 2008 financial results
As discussed in greater detail below, for the third quarter of 2008, consolidated revenue decreased by 7% to $35.6 million from $38.2 million in the third quarter of 2007, primarily as a result of lower large-frame systems’ sales that were only partially offset by higher sales of materials and 3-D Printers. Following the introduction of our ProJet™ 3000 3-D Printers in early 2008, revenue from our 3-D Printers grew by 50% compared to the third quarter of 2007. Favorable foreign currency translation also contributed to our consolidated revenue in the third quarter of 2008.
Consolidated revenue for the nine months ended September 30, 2008 also declined by 7% to $104.0 million from $111.6 million in 2007. On a sequential-quarter basis, consolidated revenue in the first and third quarters of 2008 was below that in the corresponding 2007 quarters while consolidated revenue for the second quarter of 2008 increased modestly compared to the second quarter of 2007. In each quarter, this reflected lower systems’ revenue. After decreasing modestly in the first quarter of 2008, materials’ revenue increased in both the second and third quarters of 2008 while service revenue, which increased in the first and second quarters of 2008, declined by $0.1 million in the third quarter.
Through the first nine months of 2008, foreign currency translation favorably affected our consolidated revenue by $5.1 million compared to the 2007 period. On a sequential-quarter basis during 2008, we benefited from $2.0 million of currency translation in the first quarter, an additional $2.2 million in the second quarter and $1.0 million in the third quarter. The strengthening of the U.S. dollar that occurred in the third quarter of 2008 substantially reduced the contribution of foreign currency translation in the third quarter of 2008.
Our operating loss for the third quarter of 2008 was $0.5 million, reversing $0.4 million of operating income in the 2007 third quarter. This operating loss arose from our lower revenue in the quarter and lower gross profit in the quarter, which were partially offset by a reduction in operating expenses, as discussed below.
Our loss from operations for the nine months ended September 30, 2008 and 2007 was $6.6 million. On a sequential-quarter basis, our operating loss in the first nine months of 2008 declined from $3.2 million in the first quarter to $2.8 million in the second quarter and $0.5 million in the third quarter.
Our operating expenses declined by $1.2 million in the third quarter of 2008 and by $4.8 million in the nine months ended September 30, 2008, compared to prior year periods, primarily reflecting lower selling, general and administrative (“SG&A”) expenses. On a sequential-quarter basis, our operating expenses in the first nine months of 2008 declined by $1.3 million in the first quarter, by $2.3 million in the second quarter and by $1.2 million in the third quarter. We expect our SG&A expenses for the fourth quarter of 2008 to fall into the range of $10 million to $11 million.
At September 30, 2008 our backlog declined to $1.0 million, a 68% reduction from the $3.1 million of backlog at December 31, 2007. We believe that our level of backlog at September 30, 2008 is generally consistent with the normal operating trends in our business.
Internal Controls
As we have previously disclosed, at December 31, 2007 material weaknesses existed relating to our internal controls over financial reporting with respect to the oversight and review of our inventory costing system and the design and operation of controls for certain inventory shipments and recognition of the related revenue. We completed a number of remedial actions to correct these weaknesses during the first quarter of 2008, and, subject to the satisfactory testing of the remedial actions that we have taken, we believe that no additional remedial efforts to correct them are required. See Item 4, “Controls and Procedures,” below.
As part of our remediation efforts, we adopted a variety of procedures to conduct additional detailed transaction reviews and control activities with regard to our financial statements for all periods that we have identified as being affected by the material weaknesses described above. As a result of these efforts, we believe that the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q have been prepared in accordance with generally accepted accounting principles, fairly present in all material respects our financial position, results of operations and cash flow for the periods presented and are free of material errors.

Results of Operations
Third quarter comparison of revenue by class of product and service
Table 1 sets forth our change in revenue by class of product and service for the third quarter of 2008 compared to the third quarter of 2007:
Table 1

	Systems and
	Other
(dollars in thousands)	Products		Materials		Services		Totals
Revenue - 3rd Quarter 2007	$14,549	38.1%	$14,593	38.2%	$9,086	23.7%	$38,228	100%

Change in revenue:
Volume
Core products and services	529	3.6	1,237	8.5	1,628	17.9	3,394	8.9
New products and services	(4,764)	(32.7)	142	1.0	(1,937)	(21.3)	(6,559)	(17.2)
Price/Mix	(327)	(2.3)	(170)	(1.2)	—	0.0	(497)	(1.3)
Foreign currency translation	259	1.8	511	3.5	241	2.7	1,011	2.7

Net change	(4,303)	(29.6)	1,720	11.8	(68)	(0.7)	(2,651)	(6.9)

Revenue - 3rd Quarter 2008	$10,246	28.8%	$16,313	45.9%	$9,018	25.3%	$35,577	100%

Despite evidence of a significant reduction in paid-parts’ industry-wide demand, revenue from materials increased by $1.7 million or 12% to $16.3 million for the third quarter of 2008, from $14.6 million for the 2007 quarter and increased to 45.9% of consolidated revenue in the 2008 quarter from 38.2% in the 2007 quarter. This increase was primarily due to the growing contribution of recurring revenue from our newer integrated systems. For the third quarter of 2008, our integrated systems accounted for 27% of all materials’ revenue, reflecting a 5 percentage point sequential improvement since the first quarter of 2008. The increase in materials’ revenue from 2007 primarily reflected a $1.4 million net increase in materials’ volume and $0.5 million of favorable foreign currency translation.
Revenue from systems and other products decreased by $4.3 million or 30% to $10.2 million for the quarter ended September 30, 2008 from $14.5 million in the third quarter of 2007. The decrease from 2007 arose primarily from a $4.2 million net decrease in the volume of core and new products and an unfavorable $0.3 million combined effect of price and mix, partially offset by a $0.3 million favorable impact from foreign currency translation. The decrease in volume from systems was due to lower sales of large-frame systems that was only partially offset by an increase in unit volume from the sale of 3-D Printers.
Large-frame systems represented 31% of total systems’ revenue for the third quarter of 2008, while sales of small-frame systems and 3-D Printers accounted for the remaining 69% compared to 53% in the 2007 third quarter. Revenue from 3-D Printers was helped by the introduction earlier this year of our ProJet™ 3000 3-D Printers and growing demand for our Dental Professional Printers.
Systems and other products fell to 28.8% of consolidated revenue in the 2008 quarter from 38.1% in the 2007 quarter primarily reflecting the increase in sales of materials as a percentage of total revenue.
Systems orders and sales tend to fluctuate on a quarterly basis as a result of a number of factors, including the types of systems ordered by customers, customer acceptance of newly-introduced products, the timing of product orders and shipments, global economic conditions and fluctuations in foreign currency exchange rates. Our customers generally purchase our systems as capital equipment items, and their purchasing decisions may have a long lead time. Due to the relatively high list price of certain systems and the overall low unit volume of systems sales in any particular period, the acceleration or delay of orders and shipments of a small number of systems from one period to another can significantly affect revenue reported for our systems for the period involved. Revenue reported for systems’ sales in any particular period is also affected by revenue recognition rules prescribed by generally accepted accounting principles. However, production and delivery of our systems is generally not characterized by long lead times, and therefore, backlog is generally not a material factor in our business.

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
Revenue from services decreased by $0.1 million or 1% to $9.0 million for the third quarter of 2008, from $9.1 million for the 2007 quarter and increased to 25.3% of consolidated revenue from 23.7% for the 2007 quarter. The decrease in service revenue was primarily the result of a $0.3 million decrease in volume, partially offset by $0.2 million of favorable foreign currency translation.
Nine-month comparison of revenue by class of product and service
Table 2 sets forth our change in revenue by class of product and service for the first nine months of 2008 compared to the same period of 2007:
Table 2

	Systems and
	Other
(dollars in thousands)	Products		Materials		Services		Totals
Revenue - Nine Months 2007	$40,405	36.2%	$44,887	40.2%	$26,294	23.6%	$111,586	100%

Change in revenue:
Volume
Core products and services	905	2.2	(1,986)	(4.4)	1,534	5.8	453	0.4
New products and services	(14,043)	(34.7)	2,021	4.5	(2,116)	(8.0)	(14,138)	(12.7)
Price/Mix	1,018	2.5	(33)	(0.1)	—	0.0	985	0.9
Foreign currency translation	1,290	3.2	2,573	5.7	1,271	4.8	5,134	4.6

Net change	(10,830)	(26.8)	2,575	5.7	689	2.6	(7,566)	(6.8)

Revenue - Nine Months 2008	$29,575	28.4%	$47,462	45.6%	$26,983	26.0%	$104,020	100%

Revenue from materials increased by $2.6 million or 6% to $47.5 million for the first nine months of 2008 from $44.9 million for the 2007 period and increased to 45.6% of consolidated revenue for the first nine months of 2008 from 40.2% in the 2007 period. For the first nine months of 2008, our integrated systems accounted for 25% of all materials’ revenue. The increase from 2007 was primarily the result of a $2.0 million increase in new materials’ volume and $2.6 million of favorable foreign currency translation, partially offset by a $2.0 million decrease in core materials’ volume. The materials’ increase as a percentage of total revenue was partially due to the decline in revenue from systems and other products in the 2008 period.
As discussed above, on a consolidated basis, revenue for the first nine months of 2008 declined by 7% to $104.0 million from $111.6 million for the first nine months of 2007. In each quarter, this reflected lower systems’ revenue. After decreasing modestly in the first quarter of 2008, materials’ revenue increased in both the second and third quarters of 2008 while service revenue, which increased in the first and second quarters of 2008, declined by $0.1 million in the third quarter.
Revenue from systems and other products decreased by $10.8 million or 27% to $29.6 million for the nine months ended September 30, 2008 from $40.4 million in the same period of 2007 and declined to 28.4% of consolidated revenue for the first nine months of 2008 from 36.2% in the 2007 period. The decline arose primarily from a $13.1 million net decrease in the volume of systems sold, partially offset by a favorable $1.0 million combined effect of price and mix and a $1.3 million favorable impact from foreign currency translation.
Revenue from services increased by $0.7 million or 3% to $27.0 million for the first nine months of 2008 from $26.3 million for the same period of 2007 and increased to 26.0% of consolidated revenue from 23.6% for the 2007 period. The increase was primarily the result of $1.3 million of favorable foreign currency translation, partially offset by a $0.6 million net decrease in volume. The services’ increase as a percentage of total revenue reflected the relative change in services as a component of total revenue compared to systems and materials.

Change in third quarter revenue by geographic region
Geographically, our decline in revenue in both the third quarter and first nine months of 2008 resulted from lower revenue in both the United States and the Asia-Pacific region, which was partially offset by higher European revenue in both periods.
Table 3 sets forth the change in revenue by geographic area for the third quarter of 2008 compared to the third quarter of 2007:
Table 3

							Net change in
							Consolidated
(dollars in thousands)	U.S.		Europe		Asia-Pacific		Revenue
Revenue - 3rd Quarter 2007	$16,042	42.0%	$15,364	40.2%	$6,822	17.8%	$38,228	100%

Volume	(237)	(1.5)	(548)	(3.6)	(2,380)	(34.9)	(3,165)	(8.3)
Price/Mix	(1,699)	(10.6)	589	3.9	613	9.0	(497)	(1.3)
Foreign currency translation	—	0.0	644	4.2	367	5.4	1,011	2.7

Net change revenue	(1,936)	(12.1)	685	4.5	(1,400)	(20.5)	(2,651)	(6.9)

Revenue - 3rd Quarter 2008	$14,106	39.7%	$16,049	45.1%	$5,422	15.2%	$35,577	100%

Revenue from U.S. operations declined by $1.9 million or 12% to $14.1 million from $16.0 million in the third quarter of 2007. The decrease was due to lower volume and the unfavorable combined effect of price and mix.
Revenue from European operations increased by 4% to $16.0 million, from $15.4 million in the prior-year quarter. This increase was due primarily to the $0.6 million favorable impact of foreign currency translation, as the $0.6 million favorable combined effect of price and mix and a $0.5 million decline in volume largely offset each other.
Revenue from Asia-Pacific operations decreased by $1.4 million or 21% to $5.4 million from $6.8 million in the prior-year quarter due primarily to a $2.4 million decline in volume, partially offset by a favorable $0.6 million combined effect of changes in price and mix and the $0.4 million favorable effect of foreign currency translation.
Change in nine-month revenue by geographic region
Table 4 sets forth the change in revenue by geographic area for the first nine months of 2008 compared to the first nine months of 2007:
Table 4

							Net change in
							Consolidated
(dollars in thousands)	U.S.		Europe		Asia-Pacific		Revenue
Revenue - Nine Months 2007	$48,950	43.9%	$46,426	41.6%	$16,210	14.5%	$111,586	100%

Volume	(6,656)	(13.6)	(4,478)	(9.6)	(2,551)	(15.8)	(13,685)	(12.3)
Price/Mix	(96)	(0.2)	835	1.8	246	1.5	985	0.9
Foreign currency translation	—	0.0	3,860	8.3	1,274	7.9	5,134	4.6

Net change revenue	(6,752)	(13.8)	217	0.5	(1,031)	(6.4)	(7,566)	(6.8)

Revenue - Nine Months 2008	$42,198	40.6%	$46,643	44.8%	$15,179	14.6%	$104,020	100%

Revenue from U.S. operations declined by $6.8 million or 14% to $42.2 million from $49.0 million in the first nine months of 2007 due to lower volume.
Revenue from European operations increased by $0.2 million to $46.6 million, from $46.4 million in the prior-year period. This increase was primarily due to a $3.9 million favorable impact of foreign currency translation and a $0.8 million combined favorable effect of changes in price and mix that were largely offset by a $4.5 million decline in volume.
Revenue from Asia-Pacific operations decreased by $1.0 million or 6% to $15.2 million from $16.2 million in the prior-year period due primarily to a $2.6 million decrease in volume that was partially offset by $1.3 million of favorable foreign currency translation and the favorable $0.2 million combined effect of changes in price and mix.

Gross profit and gross profit margins — Third Quarter
Table 5 sets forth gross profit and gross profit margins for our products and services for the third quarters of 2008 and 2007:
Table 5

	Quarter Ended September 30,
	2008		2007
	Gross	%	Gross	%
(dollars in thousands)	Profit	Revenue	Profit	Revenue
Systems	$1,125	11.0%	$5,677	39.0%
Materials	10,260	62.9	7,943	54.4
Services	2,403	26.6	2,318	25.5

Total	$13,788	38.8%	$15,938	41.7%

The consolidated gross profit margin in the third quarter of 2008 was down to 38.8% of revenue from 41.7% of revenue for the 2007 quarter. On a consolidated basis, gross profit for the third quarter of 2008 decreased by 13% to $13.8 million from $15.9 million in the third quarter of 2007, primarily as a result of lower large-frame systems sales, which resulted in absorption of overhead over fewer units, and a change in systems revenue mix toward small-frame systems and 3-D Printers. As a general matter, small-frame systems and 3-D Printers generate lower gross profit margins than large-frame systems. These declines were partially offset by higher materials revenue, which carries the highest gross profit margin of any of our classes of products or services. Gross profit was also negatively impacted by duplicate supply chain costs related to our efforts to discontinue the outsourcing of our domestic logistics activities and to relocate them to our facility in Rock Hill ($0.3 million), and by the costs associated with our 3-D Printer inventory, including the planned build-up of our V-Flash® Desktop Modeler finished goods inventory in anticipation of commercial shipments of this new system ($0.3 million). The change in cost of sales also included $0.8 million of unfavorable foreign currency exchange effects related to fluctuations in the U.S. dollar relative to other currencies. Most of this currency effect relates to materials that we purchase or produce outside the United States. We have begun taking steps to mitigate this foreign exchange exposure. These steps include transferring production of certain of these materials that are sold in U.S. dollars to the United States and more closely managing the hedging of our currency exposure to items that we acquire or produce in other currencies. We believe that the combined impact of the items mentioned above negatively affected our gross profit margin by approximately 2 percentage points in the third quarter after offsetting the favorable effect of foreign currency translation on revenue for the quarter.
The combined effect of the lower systems sales, net unfavorable foreign exchange rate effects, duplicate supply chain costs, and 3-D Printer inventory costs impaired our progress toward improving our gross profit margins. We are working on additional gross profit improvement objectives, which include returning domestic third-party logistics activities in-house. However, we anticipate that our planned build-up of V-Flash® inventory and subsequent shipments will adversely impact gross profit margins by $0.5 million to $1.0 million per quarter for the near term.
Systems gross profit for the third quarter of 2008 decreased by $4.6 million or 80% to $1.1 million, from $5.7 million for the 2007 quarter, and gross profit margins for systems decreased by 28 percentage points to 11.0% of revenue from 39.0% of revenue in the 2007 quarter, primarily due to lower large-frame systems sales, which resulted in absorption of overhead over fewer units, and a change in systems revenue mix toward small-frame systems and 3-D Printers.
Materials gross profit for the third quarter of 2008 increased by $2.3 million or 29% to $10.3 million, from $7.9 million for the 2007 quarter, and gross profit margins for materials increased to 62.9% of revenue from 54.4% of revenue in the 2007 quarter.
Gross profit for services for the third quarter of 2008 increased by $0.1 million or 4% to $2.4 million, from $2.3 million for the 2007 quarter, and gross profit margins for services increased by 1 percentage point to 26.6% of revenue from 25.5% of revenue in the 2007 quarter.

Gross profit and gross profit margins — Nine Months
Table 6 sets forth gross profit and gross profit margins for our products and services for the first nine months of 2008 and 2007:
Table 6

	Nine Months Ended September 30,
	2008		2007
	Gross	%	Gross	%
(dollars in thousands)	Profit	Revenue	Profit	Revenue
Systems	$4,515	15.3%	$13,408	33.2%
Materials	29,826	62.8	26,434	58.9
Services	6,193	23.0	5,478	20.8

Total	$40,534	39.0%	$45,320	40.6%

The consolidated gross profit margin for the first nine months of 2008 decreased to 39.0% of revenue from 40.6% of revenue for the same period of 2007. On a consolidated basis, gross profit for the first nine months of 2008 decreased by $4.8 million to $40.5 million, from $45.3 million in the same period of 2007, primarily as a result of lower large-frame systems sales, which resulted in absorption of overhead over fewer units, partially offset by higher materials revenue, which carries the highest gross profit margin of any of our classes of products or services. Gross profit was also negatively impacted by certain supply chain and third-party logistics inefficiencies, which resulted in higher cost of goods sold and additional freight charges, and by higher warranty costs. The change in cost of sales also included $3.6 million of unfavorable foreign currency exchange effects related to fluctuations in the U.S. dollar relative to other currencies. Most of this currency effect relates to materials that we purchase or produce outside the United States.
Systems gross profit for the first nine months of 2008 decreased by $8.9 million or 66% to $4.5 million, from $13.4 million for the same period in 2007, and gross profit margins for systems decreased by 18 percentage points to 15.3% of revenue from 33.2% of revenue in the 2007 period. The decline in gross profit was primarily due to the decline in volume, which resulted in the absorption of fixed costs over fewer units.
Materials gross profit for the first nine months of 2008 increased by $3.4 million or 13% to $29.8 million, from $26.4 million for the 2007 period, and gross profit margins for materials increased by 4 percentage points to 62.8% of revenue from 58.9% of revenue in the 2007 period.
Gross profit for services for the first nine months of 2008 increased by $0.7 million or 13% to $6.2 million, from $5.5 million for the same period in 2007, and gross profit margins for services increased by 2 percentage points to 23.0% of revenue from 20.8% of revenue in the 2007 period. The improved gross profit was due to the combined effect of a decline in fixed costs associated with our decision to cease servicing certain legacy products and the favorable effect of foreign currency translation on service revenue, partially offset by higher warranty costs.

Operating expenses
As shown in Table 7, total operating expenses decreased by $1.2 million or 8% to $14.3 million in the third quarter of 2008 from $15.5 million in the third quarter of 2007. This decrease was due to $1.5 million in lower SG&A expenses, partially offset by a $0.3 million increase in research & development (“R&D”) expenses.
During the third quarter, we undertook additional cost reduction programs, including curtailment of certain planned discretionary expenses for the balance of 2008. We expect to recognize benefit from these programs in the fourth quarter of 2008.
Table 7

	Quarter Ended September 30,
	2008		2007
		%		%
(dollars in thousands)	Amount	Revenue	Amount	Revenue
Selling, general and administrative	$10,414	29.3%	$11,883	31.1%
Research and development	3,916	11.0	3,623	9.5

Total	$14,330	40.3%	$15,506	40.6%

As shown in Table 8, total operating expenses decreased by $4.8 million or 9% to $47.1 million in the first nine months of 2008 from $51.9 million in the same period of 2007. This decrease was primarily due to $5.6 million in lower SG&A expenses, partially offset by $0.9 million of increased R&D expenses, both of which are discussed below. As discussed above, on a sequential-quarter basis, our operating expenses in the first nine months of 2008 declined by $1.3 million in the first quarter, by $2.3 million in the second quarter and by $1.2 million in the third quarter, continuing a favorable trend that began in the third quarter of 2007.
Table 8

	Nine Months Ended September 30,
	2008		2007
		%		%
(dollars in thousands)	Amount	Revenue	Amount	Revenue
Selling, general and administrative	$36,033	34.6%	$41,647	37.3%
Research and development	11,091	10.7	10,238	9.2

Total	$47,124	45.3%	$51,885	46.5%

Selling, general and administrative expenses
SG&A expenses declined by $1.5 million to $10.4 million in the third quarter of 2008, compared to $11.9 million in the third quarter of 2007, related to:
•	$0.7 million in lower marketing and travel costs;
•	$0.5 million in lower incentive compensation costs;
•	$0.4 million of lower contract labor and consultant costs; and
•	$0.3 million decline in stock-based compensation expense.
Partially offsetting the decline was:
•	$0.5 million increase in legal fees relating to pending litigation.
SG&A expenses for the third quarter of 2008 included $0.2 million of unfavorable foreign currency translation.
SG&A expenses declined by $5.6 million to $36.0 million for the first nine months of 2008, compared to $41.6 million for the same period of 2007, primarily related to:
•	$2.7 million of lower contract labor and consultant costs;
•	$2.1 million decline in severance and stock-based compensation expense;
•	$0.8 million in lower accounting fees; and
•	$0.5 million in lower incentive compensation costs.
Partially offsetting the decline was:
•	$0.6 million of expenses associated with the previously disclosed first quarter Audit Committee investigation of anonymous claims of wrongdoing by certain members of management.
SG&A expenses for the first nine months included a $1.3 million unfavorable impact of foreign currency translation.
Research and development expenses
R&D expenses increased by 8% to $3.9 million in the third quarter of 2008 from $3.6 million in the third quarter of 2007. R&D expenses also increased by 8% to $11.1 million in the first nine months of 2008 from $10.2 million in the same period of 2007. R&D costs in 2008 included costs associated with the V-Flash® Desktop Modeler and other new product development activities, including the new products that we have introduced this year.
We are continuing to work on selected new product developments, and we expect to incur approximately $4 million of R&D expenses in the fourth quarter of 2008.

Operating income (loss)
As discussed above, our operating loss for the third quarter of 2008 was $0.5 million, reversing $0.4 million of operating income in the 2007 third quarter. This operating loss arose from our lower revenue and lower gross profit in the quarter, which were partially offset by a reduction in operating expenses, as discussed above.
Our loss from operations for the nine months ended September 30, 2008 and 2007 was $6.6 million. On a sequential-quarter basis, our operating loss in the first nine months of 2008 declined from $3.2 million in the first quarter to $2.8 million in the second quarter and $0.5 million in the third quarter, reflecting sequential improvement notwithstanding our lower revenue in the 2008 periods.
The following table sets forth the operating income or loss by geographic area for the third quarter and first nine months of 2008 and 2007:
Table 9

	Quarter Ended Sept. 30,		Nine Months Ended Sept. 30,
(in thousands)	2008	2007	2008	2007
Income (loss) from operations:
United States	$(1,974)	$1,337	$(10,380)	$(5,481)
Germany	(68)	204	756	577
Other Europe	294	184	1,372	595
Asia Pacific	1,379	171	2,238	405

Subtotal	(369)	1,896	(6,014)	(3,904)
Inter-segment elimination	(173)	(1,464)	(576)	(2,661)

Total	$(542)	$432	$(6,590)	$(6,565)

With respect to the United States, in the 2008 and 2007 periods, the changes in operating income (loss) by geographic area reflected the same factors that affected our consolidated operating results discussed above. As most of our operations outside the U.S. are conducted through sales and marketing subsidiaries, the changes in operating income (loss) in those operations resulted primarily from changes in transfer pricing and in foreign currency translation.
Interest and other expense (income), net
Interest and other expense (income), net for the third quarter of 2008 was net expense of $0.1 million, compared to net income of $(0.1) million in the 2007 third quarter.
For the first nine months of 2008, interest and other expense, net declined to $0.4 million in 2008 from $1.1 million in 2007. The decline for the nine-month period resulted from interest income generated by 2008 cash balances and lower interest expense due to the absence in the 2008 periods of bank borrowings and other outstanding debt that we discharged in 2007.
Provisions for income taxes
Our provisions for income taxes primarily reflect tax expense associated with income taxes in foreign jurisdictions.
We recorded slightly higher provisions for income taxes in the 2008 periods than in the 2007 periods. These amounted to $0.4 million and $1.1 million, respectively, in the quarter and nine months ended September 30, 2008, compared to $0.2 million and $0.4 million for the quarter and nine months ended September 30, 2007.
Net income (loss)
Our net loss for the quarter ended September 30, 2008 was $1.0 million ($0.04 per diluted share), reversing net income of $0.3 million ($0.01 per diluted share) in the 2007 third quarter. This net loss arose from our operating loss in the third quarter of 2008 and the effect of the tax provisions and changes in interest and other expense (income), net discussed above.

Our net loss for the nine months ended September 30, 2008 decreased modestly to $8.0 million ($0.36 per diluted share) from a net loss of $8.1 million ($0.40 per share) for the nine months ended September 30, 2007 and reflected the same factors that affected our net loss for the third quarter of 2008.
Financial Condition and Liquidity
During the first nine months of 2008, our primary sources of liquidity were cash on hand and, to a lesser extent, cash flow from financing activities, and our uses of cash were for operating and investing activities. We believe that our financial resources are adequate for our current and anticipated future needs. See “Working capital,” "Cash flow” and “Outstanding debt and capitalized lease obligations” below.
Working capital
Our net working capital decreased by $8.7 million to $32.2 million at September 30, 2008 from $40.9 million at December 31, 2007. Of this decline, $5.2 million was attributable to the first quarter of 2008, $2.1 million was attributable to the second quarter of 2008, and the $1.4 million difference was attributable to the third quarter of 2008.
These declines in working capital resulted from declines in cash and cash equivalents in each period that were only partially offset by the net effect of other working capital items, most notably changes in accounts receivable, inventory, accounts payable and accrued liabilities. Cash and cash equivalents declined by $7.8 million in the first quarter, $2.8 million in the second quarter and $1.0 million in the third quarter. See “Cash flow” below.
Table 10 provides a summary of the net changes in working capital items between September 30, 2008 and December 31, 2007.
Table 10

Increase
(in thousands)	(Decrease)
Working capital at December 31, 2007	$40,906
Changes in current assets:
Cash and cash equivalents	(11,570)
Accounts receivable, net of allowances	(6,934)
Inventories, net of reserves	3,873
Prepaid expenses and other current assets	(2,329)
Deferred income tax assets	(29)

Total current assets	(16,989)

Changes in current liabilities:
Current portion of long-term debt	(240)
Current portion of capitalized lease obligations	11
Accounts payable	(4,274)
Accrued liabilities	(2,189)
Customer deposits	52
Deferred revenue	(1,629)

Total current liabilities	(8,269)

Net change in working capital	(8,720)

Working capital at September 30, 2008	$32,186

Our unrestricted cash and cash equivalents declined by $11.6 million to $18.1 million, from $29.7 million at December 31, 2007. This decrease resulted from $7.9 million of cash used in operating activities including the $5.3 million purchase of Tangible Express’ equipment in the first quarter and $4.4 million of cash used in investing activities, partially offset by $0.7 million of cash provided by financing activities. See “Cash Flow” below.
Accounts receivable, net of allowances, decreased by $6.9 million to $24.2 million at September 30, 2008 from $31.1 million at December 31, 2007. The changes in accounts receivable over the first nine months of 2008 primarily reflect changes in our revenue in the ordinary course of business. Days’ sales outstanding decreased by one day to 63 days at September 30, 2008 from 64 days at December 31, 2007. Accounts receivable more than 90 days past due increased to 10% of gross receivables at September 30, 2008 from 6% of gross receivables at December 31, 2007. Our allowance for doubtful accounts decreased to $1.9 million at September 30, 2008 from $2.1 million at December 31, 2007. We regularly review our allowance for doubtful accounts, and we believe that it was adequate at each date reported.

Components of inventories at September 30, 2008 and December 31, 2007 were as follows:
Table 11

(in thousands)	2008	2007
Raw materials	$1,613	$835
Inventory held by assemblers	—	197
Work in process	25	126
Finished goods and parts	24,599	21,189

Total cost	26,237	22,347
Less: reserves	(2,323)	(2,306)

Inventories, net	$23,914	$20,041

Inventories increased by $3.9 million to $23.9 million at September 30, 2008 from $20.0 million at December 31, 2007. This increase in inventory resulted from short-term materials’ and systems’ inventory purchases that we undertook to support future revenue, including purchases of V-Flash® Desktop Modelers and certain key components to support future production of 3-D Printers. We maintained $2.3 million of inventory reserves at September 30, 2008 and December 31, 2007. We believe that our inventory reserves were adequate at each date reported. Based on our current go-to-market strategy, we expect inventories to decline to between $20 million to $22 million by the end of 2008.
In connection with our outsourcing activities with our third-party assemblers, we sell to them from time to time components of our raw materials’ inventory related to systems that they assemble. We record those sales in our financial statements as a product financing arrangement under SFAS No. 49, “Accounting for Product Financing Arrangements.” Continuing a trend of reducing such balances, we held no SFAS No. 49 inventory sold to assemblers at September 30, 2008 compared to $0.2 million of such inventory at December 31, 2007. In accordance with SFAS No. 49, at the end of each period, we maintained an accrued liability equal to the amount of outstanding SFAS No. 49 inventory held by assemblers, representing our non-contractual obligation to repurchase assembled systems and refurbished parts produced from such inventory.
As shown in Table 11 above, with the outsourcing of substantially all of our equipment assembly and refurbishment activities, the majority of our inventory now consists of finished goods, including primarily systems, materials and service parts, as our third-party assemblers have taken over supply-chain responsibility for the assembly and refurbishment of systems. As a result, we generally no longer hold in inventory most parts for systems’ production or refurbishment. In calculating inventory reserves, we direct our attention to spare parts that we hold in inventory and that we expect to be used over the expected life cycles of the related systems, to inventory related to the blending of our engineered materials and composites, and to our ability to sell items that are recorded in finished goods inventory, a large portion of which are new systems.
The components of prepaid expenses and other current assets at September 30, 2008 and December 31, 2007 were as follows:
Table 12

(in thousands)	2008	2007
Value added tax (“VAT”) and sales tax refunds	$283	$670
Progress payments to assemblers	70	866
Non-trade receivables	15	1,076
Other	1,732	1,817

Total	$2,100	$4,429

Our prepaid expenses and other current assets decreased by $2.3 million to $2.1 million at September 30, 2008 from $4.4 million at December 31, 2007, which included, in addition to VAT and sales tax refunds and other items arising in the ordinary course of business, a $1.9 million reduction in non-trade receivables and progress payments to assemblers. The non-trade receivables shown in Table 12, the inventory held by assemblers shown in Table 11, and a related accrued liability in an amount that corresponds to the book value of inventory held by assemblers included in accrued liabilities on our Condensed Consolidated Balance Sheets relate to the accounting for our outsourcing arrangements pursuant to SFAS No. 49. The non-trade receivables shown in Table 12 declined as a result of a reduction in semi-finished systems and parts that our third-party assemblers purchased from us to complete the assembly of systems for which we had not received payment from them at period end. The decline in progress payments to assemblers also reflects a continuing downward trend.

Accounts payable declined by $4.3 million to $16.4 million at September 30, 2008, from $20.7 million at December 31, 2007. The decline was primarily due to higher payables that corresponded to higher revenue in the quarter ended December 31, 2007.
Customer deposits increased by $0.1 million as we deferred the revenue in the first nine months of 2008 related to certain deposits made during the period.
Deferred revenue decreased by $1.6 million to $10.1 million at September 30, 2008, from $11.7 million at December 31, 2007, primarily due to a net decrease in maintenance contracts, installation, training and warranty revenue in the first nine months of 2008.
The changes in the first nine months of 2008 that comprise the other components of working capital not discussed above arose in the ordinary course of business. These components of working capital include $10.1 million of accrued liabilities, $0.2 million in current installments of capitalized lease obligations, $0.7 million of deferred income tax assets, $1.2 million of restricted cash and $3.5 million in assets held for sale related to our Grand Junction facility.
As discussed elsewhere in this Form 10-Q, we closed the Grand Junction facility in 2006 and subsequently listed it for sale, with $3.5 million of net assets related to that facility recorded on our Condensed Consolidated Balance Sheets as assets held for sale at both September 30, 2008 and December 31, 2007. Also, at September 30, 2008 and December 31, 2007, we have a current liability of $3.1 million and $3.3 million, respectively, consisting of the outstanding principal amount of the industrial development revenue bonds that financed this facility. We continue to actively market this facility. See Notes 3 and 6 to the Condensed Consolidated Financial Statements.
Differences between the amounts of working capital item changes in the cash flow statement and the amounts of balance sheet changes for those items are primarily the result of foreign currency translation adjustments.
Cash flow
Table 13 summarizes the cash provided by or used in operating activities, investing activities and financing activities, as well as the effect of changes in foreign currency exchange rates on cash, for the first nine months of 2008 and 2007.
Table 13

(in thousands)	2008	2007
Cash used in operating activities	$(7,926)	$(1,393)
Cash used in investing activities	(4,384)	(1,989)
Cash provided by financing activities	715	14,662
Effect of exchange rate changes on cash	25	(139)

Net increase (decrease) in cash and cash equivalents	$(11,570)	$11,141

Cash flow from operations
For the nine months ended September 30, 2008, we used $7.9 million of net cash for operating activities. For the first nine months of 2008, this use of cash consisted of our $8.0 million net loss and $6.8 million of cash consumed by net changes in operating accounts, partially offset by $6.9 million of non-cash items included in our net loss.
Of our $8.0 million 2008 net loss, $3.7 million arose from the first quarter of 2008, $3.3 million arose from the second quarter of 2008, and the remaining $1.0 million arose from the third quarter of 2008, indicating a sequential improvement in our results of operations as the first nine months of 2008 progressed. Net changes in operating accounts consumed $5.6 million of cash in the first quarter of 2008, $0.2 million in the second quarter of 2008 and $1.1 million in the third quarter of 2008.

Non-cash items were $2.2 million in the first quarter of 2008, $2.2 million in the second quarter of 2008 and $2.5 million in the third quarter of 2008. For the first nine months of 2008, the principal non-cash items included in our $8.0 million net loss were $5.0 million of depreciation and amortization and $1.1 million of stock compensation.
Changes in operating accounts that resulted in a use of cash for the first nine months of 2008 included the following:
•	A $6.8 million increase in inventories;

•	A $3.6 million decrease in accounts payable;

•	A $2.3 million decrease in accrued liabilities; and

•	A $1.5 million decrease in deferred revenue.
Changes in operating accounts for the first nine months of 2008 that resulted in a source of cash included the following:
•	A $5.3 million decrease in accounts receivable; and

•	A $2.2 million decrease in prepaid expenses and other current assets.
See “Working capital” above for a discussion of the reasons for these changes in operating account items.
For the nine months ended September 30, 2007, we used $1.4 million of net cash for operating activities. This use of cash consisted of an $8.1 million net loss and $1.3 million of cash consumed by net changes in operating accounts, partially offset by $8.0 million of non-cash items included in the net loss.
Of this $8.1 million 2007 net loss, $3.1 million arose from the first quarter of 2007, $5.3 million arose from the second quarter of 2007, and our net income for the third quarter of 2007 reduced this loss by $0.3 million. Net changes in operating accounts consumed $7.0 million of cash in the first quarter of 2007 but generated $2.7 million of cash in the second quarter of 2007 and $3.0 million of cash in the third quarter of 2007.
Non-cash items were $3.1 million in the first quarter of 2007, $2.1 million in the second quarter of 2007 and $2.8 million in the third quarter of 2007. As was the case in the 2008 period, for the first nine months of 2007, the principal non-cash items included in our $8.1 million net loss were $5.4 million of depreciation and amortization and $2.2 million of stock compensation.
Changes in operating accounts for the first nine months of 2007 that resulted in a use of cash included the following:
•	A $9.1 million decrease in accounts payable;

•	A $3.4 million decrease in customer deposits; and

•	A $1.3 million decrease in accrued liabilities.

Changes in operating accounts for the first nine months of 2007 that resulted in a source of cash included the following:
•	A $7.1 million decrease in accounts receivable;

•	A $3.2 million decrease in inventories; and

•	A $2.0 million decrease in prepaid expenses and other current assets.
Cash flow from investing activities
Net cash used in investing activities in the first nine months of 2008 increased to $4.4 million from $2.0 million for the first nine months of 2007. This increase was primarily due to our higher level of 2008 capital expenditures, of which $1.9 million arose in the first quarter of 2008, $1.4 million arose in the second quarter of 2008 and $0.8 million arose in the third quarter of 2008.
Cash flow from financing activities
Net cash provided by financing activities decreased to $0.7 million for the nine months ended September 30, 2008 compared to $14.7 million for the nine months ended September 30, 2007. This decrease resulted primarily from the absence in the 2008 period of any significant financing activities. Net proceeds from stock option exercises and restricted stock awards declined to $1.1 million in the 2008 period from $2.8 million in the 2007 period, primarily reflecting the smaller number of outstanding stock options and lower option exercise activity. Net cash provided by financing activities in the 2007 period included $20.4 million of proceeds related to our private placement of common stock in June 2007, partially offset by the repayment of $8.2 million of bank borrowings in the third quarter of 2007.

Outstanding debt and capitalized lease obligations
At September 30, 2008, industrial development revenue bonds and capitalized lease obligations decreased to $11.8 million from $12.2 million at December 31, 2007, due to scheduled payments in 2008 of principal on our outstanding industrial development revenue bonds and capital lease installments.
Our outstanding industrial development revenue bonds and capitalized lease obligations at September 30, 2008 and December 31, 2007 were as follows:
Table 14

(in thousands)	2008	2007
Debt:
Industrial development revenue bonds	$3,085	$3,325

Capitalized lease obligations:
Current portion of capitalized lease obligations	$192	$181
Long-term portion of capitalized lease obligations	8,517	8,663

Total	$8,709	$8,844

Total current portion	$3,277	$3,506
Total long-term portion	8,517	8,663

Total debt	$11,794	$12,169

Capitalized lease obligations
Our outstanding capitalized lease obligations relate to two lease agreements that we entered into in 2006 with respect to our Rock Hill, South Carolina facility, one of which covers the facility itself and the other of which covers certain furniture and fixtures that we acquired for use in the facility. The carrying value of the headquarters facility and the furniture and fixture leases at September 30, 2008 and December 31, 2007 was $8.7 million and $8.8 million, respectively.
Industrial development revenue bonds
Our Grand Junction, Colorado facility was financed by industrial development revenue bonds in the original aggregate principal amount of $4.9 million. At September 30, 2008 and December 31, 2007, the outstanding principal amount of these bonds was $3.1 million and $3.3 million, respectively. Interest on the bonds accrues at a variable rate of interest and is payable monthly. The interest rate at September 30, 2008 and December 31, 2007 was 8.15% and 3.52%, respectively. Due to disruptions in global credit markets, the interest rate at September 30, 2008 was abnormally high and has subsequently returned to a more normal level. Principal payments are due in semi-annual installments through August 2016. We reclassified this indebtedness to current indebtedness in 2006 in anticipation of the sale of the Grand Junction facility. We have made all scheduled payments of principal and interest on these bonds. The bonds are collateralized by, among other things, a first mortgage on the facility, a security interest in certain equipment and an irrevocable letter of credit issued by Wells Fargo Bank, N.A. pursuant to the terms of a reimbursement agreement between us and Wells Fargo. We are required to pay an annual letter of credit fee equal to 1% of the stated amount of the letter of credit.
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
The reimbursement agreement, as amended, contains financial covenants that require, among other things, that we maintain a minimum tangible net worth (as defined in the reimbursement agreement) of $23 million plus 50% of net income from July 1, 2001 forward and a fixed-charge coverage ratio (as defined in the reimbursement agreement) of no less than 1.25 to 1.00. We are required to demonstrate our compliance with these financial covenants as of the end of each calendar quarter. On May 7, July 31, and October 27, 2008, the bank waived our non-compliance with certain of the financial covenants set forth in this facility for the periods ended March 31, June 30 and September 30, 2008, respectively, each in consideration for a $32,000 non-refundable waiver fee.

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
We believe that the financial instruments that we have entered into are not material to our results of operations or financial condition and that they are beneficial to the management of the foreign currency exposure arising from our global operations. The dollar equivalent of our foreign currency contracts and their related fair values as of September 30, 2008 and December 31, 2007 were as follows:
Table 15

	Foreign Currency
	Purchase Contracts
(in thousands)	2008	2007
Notional amount	$1,074	$2,905
Fair value	1,041	2,891

Net unrealized gain (loss)	$(33)	$(14)

At September 30, 2008 and December 31, 2007, the notional amount of these contracts at their respective settlement dates amounted to $1.1 million and $2.9 million, respectively. The 2008 and 2007 contracts related primarily to purchases of inventory from third parties. The notional amount of the purchase contracts aggregated 1.2 million Swiss francs and 3.3 million Swiss francs, respectively.
The net fair value of all foreign exchange contracts at September 30, 2008 and December 31, 2007 reflected nominal unrealized losses. The foreign currency contracts outstanding at September 30, 2008 expire at various times between October 22, 2008 and November 19, 2008. The foreign currency contracts outstanding at December 31, 2007 expired at various times between January 3, 2008 and February 13, 2008.
Changes in the fair value of derivatives are recorded in cost of sales in our Consolidated Statements of Operations. Depending on their fair value at the end of the reporting period, derivatives are recorded either in prepaid expenses and other current assets or in accrued liabilities in our Consolidated Balance Sheets.
The total impact of foreign currency items on the Condensed Consolidated Statements of Operations for the quarter and nine months ended September 30, 2008 were gains (losses) of $(0.2) million and $0.2 million, respectively, compared to nominal gains for the quarter and nine months ended September 30, 2007.
Stockholders’ equity
Stockholders’ equity decreased by $6.2 million to $98.5 million at September 30, 2008, from $104.8 million at December 31, 2007. This decrease was comprised of our $8.0 million net loss for the first nine months of 2008 and $0.5 million of foreign currency translation adjustments included in accumulated other comprehensive income for the first nine months of 2008, partially offset by:
•	$1.1 million of net proceeds from stock option exercises and restricted stock awards during the first nine months of 2008; and
•	$1.1 million of stock compensation expense recorded in stockholders’ equity in accordance with SFAS No. 123(R) during the first nine months of 2008.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
For a discussion of market risks at December 31, 2007, refer to “Item 7A. Quantitative and Qualitative Disclosures about Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2007. During the first nine months of 2008, there were no material changes or developments that would materially alter the market risk assessment performed as of December 31, 2007, except as discussed in the Liquidity and Capital Resource section under Financial Instruments.
Item 4. Controls and Procedures.
Evaluation of disclosure controls and procedures
As of September 30, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) pursuant to Rules 13a-15 and 15d-15 under the Exchange Act. These controls and procedures are designed to provide assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in a manner that is intended to allow timely decisions regarding required disclosures.
As a result of this evaluation and recognizing the material weaknesses that we identified in our Annual Report on Form 10-K for the year ended December 31, 2007, we determined that our disclosure controls and procedures remained ineffective as of September 30, 2008. In making this determination, we took into account the remedial actions that we are taking, have taken and have disclosed with respect to these material weaknesses and our belief, which is discussed below, that, subject to the testing of the effectiveness of our remedial actions as of December 31, 2008, we have substantially completed the remediation of those material weaknesses. Notwithstanding our efforts, there is a risk that we ultimately may be unable to achieve the goal of fully remedying these material weaknesses and that the corrective actions that we have implemented and are implementing may not fully remedy the material weaknesses that we have identified and disclosed or prevent similar or other control deficiencies or material weaknesses from having an adverse impact on our business and results of operations or our ability to timely make required SEC filings in the future.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2008 based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

As a result of the material weaknesses described in our Annual Report on Form 10-K for the year ended December 31, 2007, our management concluded that as of September 30, 2008 we did not maintain effective internal control over financial reporting based on the criteria established in Internal Control-Integrated Framework issued by COSO.
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
With respect to testing, we have adopted, and pursued during the first nine months of 2008, a program that is designed to evaluate whether the remedial actions we have taken have been in effect for a sufficient period of time to determine their effectiveness as well as to test the effectiveness of those remedial actions. Notwithstanding our efforts, there is a risk that we ultimately may be unable to achieve the goal of fully remedying these material weaknesses and that the corrective actions that we have implemented and are continuing to implement may not fully remedy the material weaknesses that we have identified or prevent similar or other control deficiencies or material weaknesses from having an adverse impact on our business and results of operations or our ability to timely make required SEC filings in the future.
The remedial actions that we implemented during the first quarter of 2008 to remedy these material weaknesses included the following:
1.	With respect to a lack of oversight and review of our inventory costing system, we:
•	Transitioned away from spreadsheet-based look-ups and calculations and set-up enterprise resource planning (“ERP”) system reports to retrieve and validate data for various inventory accounts;
•	Set up reports and schedules in our ERP system to tie reserve amounts into in order to better assure accurate information and reporting;
•	Added an additional level of review for manual calculations; and
•	Activated ERP system functionality to eliminate certain manual processes.
2.	With respect to the ineffective design and operation of controls for certain inventory shipments and recognition of the related revenue, we:
•	Worked with the third-party service provider that we utilized for outsourcing logistics and warehousing of our spare-parts inventory and certain of our finished goods supply activities to provide more timely and accurate information; and
•	Implemented specific period-end cut-off testing to ensure that revenue and expenses are being recorded in proper periods.
Subject to testing, we believe that no additional remedial actions were necessary in the third quarter of 2008.
There were no material changes in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
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

Item 6. Exhibits.
The following exhibits are included as part of this filing and incorporated herein by this reference:
3.1	Certificate of Incorporation of Registrant. (Incorporated by reference to Exhibit 3.1 to Form 8-B filed on August 16, 1993, and the amendment thereto, filed on Form 8-B/A on February 4, 1994.)

3.2	Amendment to Certificate of Incorporation filed on May 23, 1995. (Incorporated by reference to Exhibit 3.2 to Registrant’s Registration Statement on Form S-2/A, filed on May 25, 1995.)

3.3	Certificate of Designation of Rights, Preferences and Privileges of Preferred Stock. (Incorporated by reference to Exhibit 2 to Registrant’s Registration Statement on Form 8-A filed on January 8, 1996.)

3.4	Certificate of Designation of the Series B Convertible Preferred Stock, filed with the Secretary of State of Delaware on May 2, 2003. (Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K, filed on May 7, 2003.)

3.5	Certificate of Elimination of Series A Preferred Stock filed with the Secretary of State of Delaware on March 4, 2004. (Incorporated by reference to Exhibit 3.6 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, filed on March 15, 2004.)

3.6	Certificate of Amendment of Certificate of Incorporation filed with Secretary of State of Delaware on May 19, 2004. (Incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, filed on August 5, 2004.)

3.7	Certificate of Amendment of Certificate of Incorporation filed with Secretary of State of Delaware on May 17, 2005. (Incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, filed on August 1, 2005.)

3.8	Certificate of Elimination of Series B Preferred Stock filed with the Secretary of State of Delaware on June 9, 2006. (Incorporated by reference to Exhibit 3.1 of Registrant’s Current Report on Form 8-K, filed on June 9, 2006.)

3.9	Amended and Restated By-Laws. (Incorporated by reference to Exhibit 3.2 of Registrant’s Current Report on Form 8-K filed on December 1, 2006.)

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 5, 2008.

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 5, 2008.

32.1	Certification of Principal Executive Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 5, 2008.

32.2	Certification of Principal Financial Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 5, 2008.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

3D Systems Corporation
By:	/s/ Damon J. Gregoire
Damon J. Gregoire
Vice President and Chief Financial Officer (Principal Financial Officer) (Duly Authorized Officer)
Date: November 5, 2008

EXHIBIT INDEX

Exhibit
No.	Description

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 5, 2008.

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 5, 2008.

32.1	Certification of Principal Executive Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 5, 2008.

32.2	Certification of Principal Financial Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 5, 2008.