Form 10-K
period 2008-12-31
3D SYSTEMS CORP
filed 2009-03-04
CIK 910638

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes ☐     No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2008 was $162,287,996. For purposes of this computation, it has been assumed that the shares beneficially held by directors and officers of registrant were “held by affiliates.” This assumption is not to be deemed an admission by these persons that they are affiliates of the registrant.

The number of outstanding shares of the registrant’s common stock as of February 20, 2009 was 22,356,937.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant’s definitive proxy statement for our 2009 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

3D SYSTEMS CORPORATION
Annual Report on Form 10-K for the
Year Ended December 31, 2008

i

PART I

Item 1.	Business.

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

Our systems use additive part-production processes for applications that require rapid design iterations, prototyping and manufacturing. We believe that our systems enable our customers to develop better quality, higher functionality new products faster and more economically than other more traditional methods.

Our product development efforts are focused on expanding our portfolio of 3-D printing and rapid manufacturing solutions, which we believe represent significant growth opportunities for our business. We also believe that our core rapid prototyping business continues to provide us with significant growth opportunities. In recent years, we have worked to develop new systems and materials and have enhanced our overall technology to rejuvenate and reshape our core business while developing new products that address our 3-D printing and rapid manufacturing growth initiatives. With respect to the uses of our systems:

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

Products and Services

Our principal technology platforms include our stereolithography or SLA® equipment, our selective laser sintering or SLS® equipment, and our 3-D printing equipment, which include our multi-jet and layer-deposition equipment and our film transfer imaging (“FTI”) equipment. These systems use patented and proprietary stereolithography, selective laser sintering and various 3-D printing and film transfer imaging methods and processes that take digital data input from CAD software or three-dimensional scanning and sculpting devices to fabricate physical objects from our proprietary family of engineered plastic, metal and composite materials.

We blend, market and distribute a wide range of proprietary consumable, engineered plastics, composites and materials that we market to produce physical parts from digital art using our systems. We augment and complement our own portfolio of engineered materials with materials that we purchase from third parties under private-label and distribution arrangements.

We provide to our customers a comprehensive suite of proprietary software tools that are embedded within our systems and pre-sale as well as post-sale field services, ranging from applications’ development to installation, warranty and maintenance services.

Systems Solutions

SLA® systems and related equipment

Stereolithography, or SLA®, systems convert our engineered materials and composites into solid cross-sections, layer by layer, until the desired fully fused objects are completely produced. Our SLA® systems are capable of making multiple distinct objects at the same time and are designed to produce highly accurate objects in a wide range of sizes and shapes and material performance characteristics.

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

Our family of SLA® systems offers a wide range of capabilities, including size, speed, accuracy, throughput and surface finish in different formats and price points. We have devoted substantial efforts to introducing new systems with new capabilities. In 2008, we introduced our new iProtm family of SLA® systems. These systems include our iProtm 8000 and iProtm 9000. The iProtm 8000 system is a completely new mid-range SLA® system. Our new iProtm 9000 SLA® Center, is a new professional stereolithography system for the production of ultra high-definition “Pro-Parts” from our integrated portfolio of proprietary Accura® Plastics. Our iProtm SLA® Centers are designed to quickly and economically produce durable plastic parts with unprecedented surface smoothness, feature resolution, edge definition and tolerances that rival the accuracy of CNC-machined plastic parts. The iProtm systems are our most advanced, flexible, high-capacity stereolithography systems that are designed to enable customers to mass customize and produce high-quality, end-use parts, patterns, wind tunnel models, fixtures and tools consistently and economically using our proprietary and other stereolithography materials. In 2008 we continued to offer the Vipertm Pro SLA® and the Viper Sitm SLA® systems. The Vipertm Pro SLA® system is an advanced, flexible, high-capacity stereolithography system that is designed to enable customers to mass customize and produce high-quality, end-use parts, patterns, wind tunnel models, fixtures and tools consistently and economically, using our proprietary and other stereolithography materials. The Viper Sitm SLA® system operates in a similar fashion as the iProtm systems but has a smaller build area and a lower build throughput rate and is capable of building smaller fine-featured parts.

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

The combination of materials’ flexibility, part functionality and high throughput of our SLS® technology makes it well suited for rapid manufacturing of durable parts for applications in various industries, including aerospace, automotive, packaging machinery and motor sports applications.

Customer uses of our SLS® systems include functional test models and end-use parts, which enable our customers to create customized parts economically without tooling. Early in 2008 we added two direct metal sintering systems to our portfolio through a private label arrangement that we entered into with a third-party supplier. These new systems are capable of producing fully-dense direct metal parts from a variety of metal powders, including stainless steel, cobalt, titanium and tool steel.

Our family of SLS® systems includes the sProtm SLS® system and the Sinterstation® Pro SLS® system, automated selective laser sintering manufacturing systems that are designed to enable our customers to mass customize and produce high-quality end-use parts, patterns, fixtures and tools consistently and economically from our proprietary engineered plastics, on-site and on-demand. We also produce and sell our Sinterstation® HiQtm SLS® and the Sinterstation® HiQtm high-speed or HS SLS® manufacturing-capable systems. We also offer our direct-metals line of selective laser sintering systems mentioned above.

3-D printing systems

Our expanding line of 3-D printers is ideal for use in engineering design environments for product development, marketing communication groups, rapid manufacturing such as jewelry and dental laboratory direct casting applications and within engineering schools and other educational institutions. Our range of 3-D printers includes our multi-jet and layer-deposition equipment as well as our new Film Transfer Imaging (“FTI”)-based equipment that we developed over the last several years and announced in 2007.

All of our 3-D printers accept digital input from either a three-dimensional CAD station or a scanned 3-D image, converting this input data one slice thickness at a time, to create a solid part one layer at a time. These printers offer superior finished surfaces, no geometry limitations, plug-and-play installation, point-and-print functionality and best-in-class part resolution in a variety of price points and materials.

Our portfolio of multi-jet printers consists of several models, including our ProJettm systems that we introduced early in 2008 to replace our family of InVision® systems. All of our printers are designed to produce high-definition, functional and durable models for form, fit and function analysis, including certain models that are capable of ultra-fine resolution for precision dental and jewelry applications. We plan to begin shipping our new large format 3-D printer, the ProJettm 5000, during the third quarter of 2009.

Early in 2007, we announced that we had developed a new desktop modeling FTI technology and that we planned to introduce several models based on this new technology starting with a general purpose desktop system that we branded as the V-Flash® Desktop Modeler. Throughout 2007 and 2008 we continued to refine this technology. This Modeler is the first product based on our new Film Transfer Imaging technology platform, and it is designed to build three-dimensional models within hours in a home or an office, enabling designers, engineers, hobbyists and students to imagine, design and build their ideas at their desks. During the second quarter of 2009, we expect to commence commercial shipment of our long-awaited V-Flash® Desktop Modeler, our first sub-ten thousand dollar desktop modeler. As discussed above, we believe that, in addition to our focus on and pursuit of rapid manufacturing opportunities, 3-D printing provides us with a significant opportunity for growth.

Software

As part of our comprehensive and integrated systems solutions, we offer embedded proprietary part-preparation software. This software is designed to enhance the interface between our customers’ digital data and our systems. Digital data, such as a three-dimensional CAD-produced digital image, is converted within our proprietary software so that, depending on the specific software, the image can be viewed, rotated and scaled, and model structures can be added. The software then generates the information that is used by the SLA® or SLS® system or by the 3-D printer to create solid objects. From time to time, we also work with third parties to develop complementary software for our systems.

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

We work closely with our customers to optimize the performance of our materials in their applications. Our expertise in materials formulation, combined with our process, software and equipment-design strengths, enable us to help our customers select the material that best meets their needs and to obtain optimal results from the material. We also work with third parties to develop different types and varieties of materials designed to meet the needs of our customers.

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

In 2008, we introduced Accura® ClearVuetm Plastic, another integrated stereolithography material with excellent transparency, outstanding durability and enhanced yields and manufacturability. These materials are used primarily for the production of plastic-like jigs, fixtures and functional parts for a variety of automotive, consumer, electronics durable goods and aerospace applications. We also began to sell our Accura® materials in Japan, expanding our portfolio of proven, dependable Accura® materials in that geographic region.

Laser sintering materials and composites

Our family of proprietary selective laser sintering materials and composites includes a range of rigid plastic, elastomeric and metal materials as well as various composites of these ingredients. Because of the built-in versatility of our selective laser sintering systems, the same systems can be used to process multiple materials.

Our expanding family of DuraForm® materials includes CastFormtm and LaserFormtm proprietary SLS® materials. In 2008, we announced the availability of DuraForm® PP 100 Plastic, a new sintering material with the toughness and durability of molded polypropylene, through our Pro Parts Marketplace and Preferred Service Providers.

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

3-D printing materials

Our family of VisiJet® 3-D printing materials includes part-building materials and compatible disposable support materials that are used in the modeling process and facilitate an easy melted away support removal process. These materials are sold to our customers packaged in proprietary smart cartridges that are used to produce parts in our 3-D printers. Our family of proprietary VisiJet® materials is ideal for study models and form, fit and function engineering studies. We also have specialty VisiJet® materials for direct casting applications, specifically for jewelry custom manufacturing and various dental applications, including wax-ups for crown and bridge work. In 2008 we launched a new family of VisiJet® wax materials and special dissolvable support materials for direct casting applications such as custom jewelry manufacturing and casting and micro casting applications.

Customer Services

We provide a variety of comprehensive customer services and local application and field support on a worldwide basis for all of our stereolithography and selective laser sintering systems. For our 3-D printing systems, we provide these services and field support either directly or through a network of authorized resellers or other sources. We are continuing to build a reseller channel for our line of 3-D printers and to train our resellers to perform installations and service for those printers. We have also entered into arrangements with selected outside service providers to augment our service capabilities with respect to each of our lines of equipment.

The services and field support that we provide include installation of new systems at the customer’s site, system warranties, several annual maintenance agreement options and a wide variety of hardware upgrades, software updates and upgrades and performance enhancement packages to our customers. We also provide services to assist our customers and resellers in developing new applications for our technologies, to facilitate the use of our technology for the customer’s applications, to train customers on the use of newly acquired systems and to maintain our systems at the customer’s site.

New SLS®, SLA® and 3-D printer systems are sold with on-site maintenance support that generally covers a warranty period ranging from 90 days to one year. We offer service contracts that enable our customers to continue maintenance coverage beyond the initial warranty period. These service contracts are offered with various levels of support and are priced accordingly. We employ customer-support sales engineers in North America, several countries in Europe and in parts of the Asia-Pacific region to support our worldwide customer base. As a key element of warranty and service contract maintenance, our sales engineers provide regularly scheduled preventive maintenance visits to customer sites. We also provide training to our distributors and resellers to enable them to perform these services.

We distribute spare parts on a worldwide basis to our customers, primarily from locations in the U.S. and Europe.

We also offer upgrade kits for certain of our systems that we sell to existing customers to enable them to take advantage of new or enhanced system capabilities. However, we have discontinued upgrade support for certain of our older legacy systems.

In 2007, in partnership with York Technical College, we opened a new training center called 3D Systems University, located adjacent to our Rock Hill facility. The facility operates as part of York Technical College to train our employees, customers, students and others in the use of our systems and technologies. Through this relationship with York Technical College, we outsource a large portion of training in the use and operation of our systems that we previously performed.

Global Operations

We operate in North America and in seven countries in Europe and the Asia-Pacific region, and distribute our products in those countries as well as in other parts of the world. Sales of our products and services outside of the U.S. accounted for more than 50% of our consolidated revenue in each year in the three-year period ended December 31, 2008. In fact, revenue in countries outside of the U.S. accounted for 60.6%, 58.2%, and 56.5% of consolidated revenue in the years ended December 31, 2008, 2007 and 2006, respectively.

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

Financial information about geographic areas, including revenue and long-lived assets, appears in Note 21 to the Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K, which information is incorporated herein by reference.

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

Our 3-D printers and our related materials and services are sold worldwide directly and through a network of authorized distributors and resellers who are managed and directed by a dedicated team of channel sales managers.

Our sales and marketing strategy focuses on an integrated systems approach that is directed to providing equipment, materials and services to meet a wide range of customer needs, including traditional prototyping, 3-D printing and rapid manufacturing. Our sales organization is responsible for the sale of our products on a worldwide basis and for the management and coordination of our growing network of authorized 3-D printing resellers and certain of our other systems. Our direct sales force consists of sales persons who work throughout North America, Europe and parts of the Asia-Pacific region. Our application engineers provide professional services through pre-sales support and assist existing customers so that they can take advantage of our latest materials and techniques to improve part quality and machine productivity. This group also leverages our customer contacts to help identify new application opportunities that utilize our proprietary processes. As of December 31, 2008, our worldwide sales, application and service staff consisted of 141 employees.

Our customers include major companies in a broad range of industries, including manufacturers of automotive, aerospace, computer, electronic, defense, education, consumer, medical and dental products. Purchasers of our systems include original equipment manufacturers or OEMs, government agencies and universities that generally use our systems for research activities, and independent service bureaus that provide rapid prototyping and manufacturing services to their customers for a fee. No single customer accounted for more than 10 percent of our consolidated revenue in the year ended December 31, 2008.

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

Our equipment assembly and blending activities and certain of our research and development activities are subject to compliance with applicable federal, state and local provisions regulating the storage, use and discharge of materials into the environment. We believe that we are in compliance with such regulations as currently in effect in all material respects and that continued compliance with them will not have a material adverse effect on our capital expenditures, results of operations or consolidated financial position.

Research and Development

We maintain an ongoing program of research and development to develop new systems and materials to enhance our product lines as well as to improve and expand the capabilities of our systems and related software and materials. This includes all significant technology platform developments for SLA®, SLS®, 3-D printing and FTI systems and materials. Our development efforts are augmented by development arrangements with research institutions, customers, suppliers of material and hardware and the assembly and design firms that we have engaged to assemble our systems. We also engage third-party engineering companies and specialty materials companies in specific development projects from time to time.

Research and development expenses were $15.2 million, $14.4 million and $14.1 million in 2008, 2007 and 2006, respectively.

In 2008, we have not capitalized any internally developed software costs. In 2007 and 2006, we capitalized $0.4 million and $0.1 million, respectively, of internally developed software costs associated with the V-Flash® Desktop Modeler. We did not recognize any revenue from the V-Flash® Desktop Modeler in any year. See Note 2 to the Consolidated Financial Statements.

Intellectual Property

At December 31, 2008, we held 406 patents worldwide. At that date, we also had 166 pending patent applications worldwide.

The principal issued patents covering our stereolithography processes will expire at varying times through 2022. The principal issued patents covering our selective laser sintering processes will expire at varying times through 2024. The principal issued patents covering our multi-jet 3-D printing processes expire at varying times through 2024. We have also filed a number of patent applications covering inventions contained in our recently introduced systems for each of our technology platforms.

We are also a party to various licenses that have had the effect of broadening the range of the patents, patent applications and other intellectual property available to us.

We believe that, while our patents and licenses provide us with a competitive advantage, our success depends primarily on our marketing, business development and applications know-how and on our ongoing research and development efforts. Accordingly, we believe the expiration of any of the patents, patent applications or licenses discussed above would not be material to our business or financial position.

Competition

Competition for most of our 3-D printing, prototyping and rapid manufacturing systems is based primarily on process know-how, product application know-how and the ability to provide a full range of products and services to meet customer needs. Competition is also based upon innovations in 3-D printing, rapid prototyping and rapid manufacturing systems and materials. Accordingly, our ongoing research and development programs are intended to enable us to maintain technological leadership. Certain of the companies producing competing products or providing competing services are well established and may have greater financial resources.

Our principal competitors are companies that manufacture machines that make, or that use machines to make, models, prototypes, molds and small-volume to medium-volume manufacturing parts. These include suppliers of computer numerically controlled machines and machining centers, commonly known as CNC, suppliers of plastics’ molding equipment, including injection-molding equipment, suppliers of traditional machining, milling and grinding equipment, and businesses that use such equipment to produce models, prototypes, molds and small-volume to medium-volume manufacturing parts. These conventional machining, plastic molding and metal casting techniques continue to be the most common methods by which plastic and metal parts, models, functional prototypes and metal tool inserts are manufactured.

Our competitors also include other suppliers of stereolithography, laser sintering and 3-D printing systems and materials as well as suppliers of alternative additive manufacturing solutions such as suppliers of Fused Deposition Modeling or FDM technology and suppliers of vacuum casting equipment. Numerous suppliers of these products operate both internationally and regionally, and many of them have well-recognized product lines that compete with us in a wide range of our product applications.

We have also entered into licensing or cross-licensing arrangements with various companies in the United States and in other countries that enable those companies to utilize our technology in their products or that enable us to use their technologies in our products. Under certain of these licenses, we are entitled to receive, or we are obligated to pay, royalties for the sale of licensed products in the U.S. or in other countries. The amount of such royalties was not material to our results of operations or consolidated financial position for the three-year period ended December 31, 2008.

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

Employees

At December 31, 2008, we had 331 full-time employees. None of these employees is covered by collective bargaining agreements although some of our employees outside of the U.S. are subject to local statutory employment arrangements. We believe that our relations with our employees are satisfactory.

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

Item 1A.	Risk Factors.

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

In addition to the statements set forth below that explicitly describe risks and uncertainties to which our business and our financial condition and results of operations are subject, readers are urged to consider statements in future or conditional tenses or that include terms such as “believes,” “belief,” “expects,” “intends,” “anticipates” or “plans” that appear in this Annual Report on Form 10-K to be uncertain and forward-looking. Forward-looking statements may include comments as to our beliefs and expectations as to future events and trends affecting our business. Forward-looking statements are based upon management’s current expectations concerning future events and trends and are necessarily subject to uncertainties, many of which are outside of our control. The factors stated under the heading “Cautionary Statements and Risk Factors” set forth below, as well as other factors, could cause actual results to differ materially from those reflected or predicted in forward-looking statements.

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

If we were unable to generate net cash flow from operations or if we were unable to raise additional capital, our financial condition could be adversely affected.

In 2008, our unrestricted cash and short-term investments declined by $7.5 million, to $22.2 million at December 31, 2008 from $29.7 million at December 31, 2007. During 2008, 2007 and 2006, net cash provided by (used in) operations was ($3.5) million, $2.6 million and ($8.6) million, respectively. We cannot assure you that we would generate cash from operations or other potential sources to fund future working capital needs and meet capital expenditure requirements.

During 2007 and 2006, we depended heavily on external financings, including the issuance of common stock and bank borrowings, to provide us with cash to support our operations. During 2007, we repaid those bank borrowings and elected to permit the credit facility under which we made those borrowings expire. In early 2009 we repaid the remainder of our outstanding debt obligations for borrowed money. However, we cannot assure you that capital would be available from external sources such as bank credit facilities, debt or equity financings or other potential sources to fund future operating costs, debt-service obligations and capital requirements.

As a result of current economic conditions, including turmoil and uncertainty in capital markets, credit markets have tightened significantly such that the ability to obtain new capital has become more challenging and more expensive. In addition, several large financial institutions worldwide have recently either failed or been dependent upon government assistance to continue to operate as going concerns. If our ability to generate cash flow from operations is inadequate to meet our needs, our options for addressing such capital constraints include, but are not limited to, (i) obtaining a revolving credit facility from bank lenders, (ii) accessing the public capital markets, or (iii) delaying certain of our existing development projects. If it became necessary to access additional capital it is likely that such alternatives in the current market would be on less favorable terms than we have historically obtained, which could have a material adverse impact on our consolidated financial position, results of operations or cash flows.

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

We face risks that may arise from financial difficulties experienced by our suppliers, resellers or customers.

Given the direction and continued weakening of the global economy, we face a number of risks, including:

•	The risk that customers or resellers to whom we sell our products and services may face financial difficulties or may become insolvent, which could lead to our inability to obtain payment of accounts receivable that those customers or resellers may owe; and

•	The risk that suppliers of raw materials, finished products or components used in the products that we sell may face financial difficulties or may become insolvent, which could lead to disruption in the supply of systems, materials or spare parts to our customers.

Global economic, political and social conditions may harm our ability to do business, increase our costs and negatively affect our stock price.

The direction and relative strength of the global economy has recently deteriorated significantly due to softness in the residential real estate and mortgage markets, volatility in fuel and other energy costs, difficulties in the financial services sector and credit markets, continuing geopolitical uncertainties and other macroeconomic factors affecting spending behavior. Economic growth in the United States and other countries continues to slow, and may cause customers to further delay or reduce technology purchases. These and other macroeconomic factors had an adverse impact in 2008 on the sales of our products, leading to longer sales cycles, slower adoption of new technologies and increased price competition.

The current global financial crisis affecting the banking system and financial markets and the possibility that financial institutions may consolidate or go out of business have resulted in a tightening of credit markets, lower levels of liquidity in many financial markets, and extreme volatility in fixed income, credit, currency and equity markets. These conditions have made it more difficult to obtain financing.

There could be a number of follow-on effects from the credit crisis on our business, including insolvency of certain of our key resellers, key suppliers, contract manufacturers and customers, and the inability of customers, including resellers, suppliers and contract manufacturers to obtain credit financing to finance purchases of our products and raw materials used to build those products.

We believe that our future success may depend on our ability to deliver products that meet changing technology and customer needs.

Our business may be affected by rapid technological change, changes in user and customer requirements and preferences, frequent new product and service introductions embodying new technologies and the emergence of new standards and practices, any of which could render our existing products and proprietary technology and systems obsolete. For that reason, we maintain an ongoing research and development program that is designed to improve our existing products and to develop and introduce new products that enable us to maintain our technological leadership. We believe that to remain competitive we must continually enhance and improve the functionality and features of our products, services and technologies. However, there is a risk that we may not be able to:

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

In this regard, while the geographic areas outside the U.S. in which we operate are generally not considered to be highly inflationary, these foreign operations are sensitive to fluctuations in currency exchange rates arising from, among other things, certain intercompany transactions that are generally denominated in U.S. dollars rather than their respective functional currencies. Our operating results, assets and liabilities are subject to the effect of foreign currency translation when the operating results and the assets and liabilities of our foreign subsidiaries are translated into U.S. dollars in our consolidated financial statements. The assets and liabilities of our foreign subsidiaries are translated from their respective functional currencies into U.S. dollars based on the translation rate in effect at the end of the related reporting period. The operating results of our foreign subsidiaries are translated to U.S. dollars based on the average conversion rate for the related period.

Moreover, our operations are exposed to market risk from changes in interest rates and foreign currency exchange rates and commodity prices, which may adversely affect our results of operations and financial condition. We seek to minimize these risks through regular operating and financing activities and, when we consider it to be appropriate, through the use of derivative financial instruments. We do not purchase, hold or sell derivative financial instruments for trading or speculative purposes.

Our balance sheet contains several categories of intangible assets totaling $51.7 million at December 31, 2008 that we could be required to write off or write down in the event of the impairment of certain of those assets arising from any deterioration in our future performance or other circumstances. Such write offs or write downs could adversely impact our future earnings and stock price, our ability to obtain financing and adversely affect our customer relationships.

At December 31, 2008, we had $48.0 million in goodwill capitalized on our balance sheet. Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (“SFAS No. 142”) requires that goodwill and some long-lived intangibles be tested for impairment at least annually. In addition, goodwill and intangible assets are tested for impairment at other times as circumstances warrant, and such testing could result in write-downs of some of our goodwill and long-lived intangibles. Impairment is measured as the excess of the carrying value of the goodwill or intangible asset over the fair value of the underlying asset. A key factor in determining whether impairment has occurred is the relationship between our market capitalization and our book value. Accordingly, we may, from time to time, incur impairment charges, which are recorded as operating expenses when they are incurred and would reduce our net income and adversely affect our operating results in the period in which they are incurred.

As of December 31, 2008, we had $3.7 million of other net intangible assets, consisting of licenses, patents, and other intangibles that we amortize over time. Any material impairment to any of these items could adversely affect our results of operations and could affect the trading price of our common stock in the period in which they are incurred.

For additional information, see Notes 6 and 7 to the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Significant Estimates — Goodwill and other intangible and long-lived assets.”

We may incur substantial costs enforcing or acquiring intellectual property rights and defending against third-party claims as a result of litigation or other proceedings.

In connection with the enforcement of our own intellectual property rights, the acquisition of third-party intellectual property rights or disputes related to the validity or alleged infringement of third-party intellectual property rights, including patent rights, we have been, are currently and may in the future be subject to claims, negotiations or complex, protracted litigation. Intellectual property disputes and litigation may be costly and can be disruptive to our business operations by diverting attention and energies of management and key technical personnel, and by increasing our costs of doing business. Although we have successfully defended or resolved past litigation and disputes, we may not prevail in any ongoing or future litigation and disputes.

Third party intellectual property claims asserted against us could subject us to significant liabilities, require us to enter into royalty and licensing arrangements on unfavorable terms, prevent us from manufacturing or licensing certain of our products, subject us to injunctions restricting our sale of products, cause severe disruptions to our operations or the markets in which we compete, or require us to satisfy indemnification commitments with our customers including contractual provisions under various license arrangements. In addition we may incur significant costs in acquiring the necessary third-party intellectual property rights for use in our products. Any of these could seriously harm our business.

A risk exists that we may have to restate our financial statements.

In 2007, we restated our financial statements for the first three quarters of 2006 and all of 2005 and 2004. While we believe that the information set forth in this Annual Report on Form 10-K complies with Section 13(a) of the Securities and Exchange Act of 1934 (the “Securities and Exchange Act”) and that the financial information contained herein fairly presents, in all material aspects, our financial condition and results of operations for the years and periods presented, the SEC or other authorities may disagree with the manner in which we reported various matters or we may discover additional information that impacts the information contained herein. Accordingly, we may be required to restate our financial statements, to amend our prior filings with the SEC or to take other actions that we do not currently contemplate.

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

We could experience material weaknesses in our internal control over financial reporting, which could impact negatively our ability to report our results of operations and financial condition accurately and in a timely manner.

As required by Section 404 of the Sarbanes-Oxley Act of 2002, we have conducted an evaluation of the effectiveness of our internal control over financial reporting at December 31, 2008. As of December 31, 2008 we believe that we have remediated all past material weaknesses but we can provide no assurance that we will not experience material weaknesses in the future.

As we have previously disclosed, at December 31, 2007 and 2006, material weaknesses existed relating to, among other things, our internal controls over financial reporting with respect to the oversight and review of our inventory costing system and the design and operation of certain inventory shipments and recognition of the related revenue. We completed a number of remedial actions in the first quarter of 2008 to correct these weaknesses, and we believe that no additional remedial efforts are required with respect to these weaknesses.

Nevertheless, there is a risk of additional errors not being prevented or detected, which could result in the identification of material weaknesses in our internal controls in the future.

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

While we believe that we can obtain all of the components necessary for our products from other manufacturers, we require any new supplier to become “qualified” pursuant to our internal procedures, which could involve evaluation processes of varying duration. We generally have our systems assembled based on our internal forecasts and the supply of raw materials, assemblies, components and finished goods from third parties, which are subject to various lead times. In addition, certain suppliers may decide to discontinue production of an assembly, component or raw material that we use at any time. Any unanticipated change in the source of our supplies, or unanticipated supply limitations, could increase production or related costs and consequently reduce margins.

If our forecasts exceed actual orders, we may hold large inventories of slow-moving or unusable parts, which could have an adverse effect on our cash flow, profitability and results of operations.

We face risks in connection with the outsourcing of the assembly of our equipment models to selected design and manufacturing companies.

We have engaged selected design and manufacturing companies to assemble our equipment, including our SLA®, SLS® and 3-D printing systems. In carrying out these outsourcing activities, we face a number of risks, including:

•	The risk that the parties that we identify and retain to perform assembly activities may not perform in a satisfactory manner;

•	The risk of disruption in the supply of systems to our customers if such third parties either fail to perform in a satisfactory manner or are unable to supply us with the quantity of systems that are needed to meet then current customer demand; and

•	The risks include the risk of insolvency of these suppliers as well as the risk that we face, as discussed above, in dealing with a limited number of suppliers.

We rely significantly on enterprise resource technology systems to operate our business, and any failure, inadequacy, interruption, or security lapse of those systems or their related technology could adversely affect our ability to effectively operate our business.

Our ability to effectively manage and maintain our inventory and internal reports and to ship products to customers and invoice them on a timely basis depends significantly on our enterprise resource planning system to which we make modifications on an ongoing basis.

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

We and our suppliers depend on various energy products in manufacturing processes used to produce our products. Generally, we acquire products at market prices and do not use financial instruments to hedge energy prices. As a result, we are exposed to market risks related to changes in energy prices. In addition, many of the customers and industries to whom we market our systems and materials are directly or indirectly dependent upon the cost and availability of energy resources.

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

From time to time, accounting authorities issue new rules and pronouncements that may have adverse effects on our reported results of operations or financial condition, influence customers’ ability and willingness to make capital expenditures such as purchases of our systems or may otherwise have material adverse effects on our business and profitability.

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

We continuously work to expand and improve our product offerings, including our systems, materials and services, the number of geographic areas in which we operate and the distribution channels we use to reach various target product applications and customers. This variety of products, applications and channels involves a range of gross profit margins that can cause substantial quarterly fluctuations in gross profit and gross profit margin depending upon the variety of product shipments from quarter to quarter. We may experience significant quarterly fluctuations in gross profit margins or operating income or loss due to the impact of the variety of products, channels or geographic areas in which we sell our products from period to period. In some quarters, it is possible that results could be below expectations of analysts and investors. If so, the price of our common stock may be volatile or decline.

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

We attempt to include provisions in our agreements with customers that are designed to limit our exposure to potential liability for damages arising from defects or errors in our products. However, the nature and extent of these limitations vary from customer to customer, their effect is subject to a variety of legal limitations, and it is possible that these limitations may not be effective as a result of unfavorable judicial decisions or laws enacted in the future.

The sale and support of our products entails the risk of product liability claims. Any product liability claim brought against us, regardless of its merit, could result in material expense, diversion of management time and attention, damage to our business reputation and cause us to fail to retain existing customers or to fail to attract new customers.

Other factors, many of which are beyond our control, may cause fluctuations in our operating results.

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

External factors such as potential terrorist attacks, acts of war, geopolitical and social turmoil or epidemics and other similar outbreaks, in many parts of the world could prevent or hinder our ability to conduct business, increase our costs and negatively affect our stock price. For example, increased instability may adversely impact the desire of employees and customers to travel, the availability and reliability of transportation and the ability to obtain adequate insurance at reasonable rates and may require us to incur increased costs for security measures. These uncertainties make it difficult for us and our customers to accurately plan future business activities and may lead our customers in certain countries to delay purchases of our products and services. More generally, these geopolitical, social and economic conditions could result in increased volatility in global financial markets and economies. We are uninsured for losses and interruptions caused by terrorism, acts of war and similar events.

The consequences of terrorism or armed conflicts are unpredictable, and we may not be able to foresee events that could have an adverse effect on our market opportunities or our business.

The stockholders’ rights plan adopted by the Board of Directors in 2008 may inhibit takeovers and may adversely affect the market price of our common stock.

Our Board of Directors approved the creation of our Series A Preferred Stock and adopted a stockholders’ rights plan pursuant to which it declared a dividend of one Series A Preferred Stock purchase right for each share of our common stock held by stockholders of record as of the close of business on December 22, 2008. The preferred share purchase rights will also attach to any additional shares of common stock issued after December 22, 2008. Initially, these rights will not be exercisable and will trade with the shares of our common stock. Under the rights plan, these rights will generally be exercisable only if a person or group acquires or commences a tender or exchange offer for 15 percent or more of our common stock. If the rights become exercisable, each right will permit its holder to purchase one one-hundredth of a share of Series A Preferred Stock for the exercise price of $55.00 per right. The rights plan also contains customary “flip-in” and “flip-over” provisions such that if a person or group acquires beneficial ownership of 15 percent or more of our common stock, each right will permit its holder, other than the acquiring person or group, to purchase shares of our common stock for a price equal to the quotient obtained by dividing $55.00 per right by one-half the then current market price of our common stock. In addition, if, after a person acquires such ownership, we are later acquired in a merger or similar transaction, each right will permit its holder, other than the acquiring person or group, to purchase shares of the acquiring corporation’s stock for a price equal to the quotient obtained by dividing $55.00 per right by one-half of the then current market price of the acquiring company’s common stock, based on the market price of the acquiring corporation’s stock prior to such merger.

The stockholders’ rights plan and the associated Series A Preferred Stock purchase rights may discourage a hostile takeover and prevent our stockholders from receiving a premium over the prevailing market price for the shares of our common stock.

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

The price of our common stock ranged from $5.97 to $15.97 per share during 2008.

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

Approximately 0.9 million shares of common stock were issuable upon the exercise of outstanding stock options at December 31, 2008, all of which were then exercisable.

Our Board of Directors is authorized to issue up to 5 million shares of preferred stock.

The Board of Directors is authorized to issue classes up to 5 million shares of preferred stock, of which 1 million shares were authorized as Series A Preferred Stock. The Board of Directors is authorized to issue these shares of preferred stock in one or more classes or series without further action of the stockholders and in that regard to determine the issue price, rights, preferences and privileges of any such class or series of preferred stock generally without any further vote or action by the stockholders. The rights of the holders of any outstanding series of preferred stock may adversely affect the rights of holders of common stock.

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

Item 1B.	Unresolved Staff Comments.

On November 30, 2007, the staff of the SEC’s Division of Corporation Finance (the “SEC Staff”) issued a comment letter to us regarding our Form 10-K/A for the Fiscal Year Ended December 31, 2006 and our Form 10-Q for the Quarterly Period Ended September 30, 2007. We responded to the SEC Staff’s comments on February 7, 2008, and the SEC Staff replied with additional comments on March 4, 2008. We responded to these additional comments on May 2, 2008 and have received no additional comments from the SEC Staff since that date. We do not believe that the SEC Staff’s comments are material in nature. However, no assurances can be given that we will not receive additional comments from the SEC Staff or that the SEC Staff will agree with our assessment of those comments.

Item 2.	Properties.

We lease all of our operating facilities, which are general purpose facilities.

We occupy an 80,000 square foot headquarters and research and development facility in Rock Hill, South Carolina which we lease pursuant to a lease agreement with KDC-Carolina Investments 3, LP. After its initial term ending August 31, 2021, the lease provides us with the option to renew the lease for two additional five-year terms as well as the right to cause KDC, subject to certain terms and conditions, to expand the leased premises during the term of the lease, in which case the term of the lease would be extended. The lease is a triple net lease and provides for the payment of base rent of $0.7 million annually through 2020, including rent escalations in 2011 and 2016, and $0.5 million in 2021. Under the terms of the lease, we are obligated to pay all taxes, insurance, utilities and other operating costs with respect to the leased premises. The lease also grants us the right to purchase the leased premises and undeveloped land surrounding the leased premises on terms and conditions described more particularly in the lease.

We lease an 11,000 square-foot advanced research and development facility in Valencia, California. We also lease a 9,000 square-foot general-purpose facility in Marly, Switzerland at which we blend stereolithography and 3-D printing materials and composites. We also lease various sales and service offices in Texas, France, Germany, the United Kingdom, Italy, Japan and Hong Kong.

We believe that the facilities described above are adequate to meet our needs for the foreseeable future.

Item 3.	Legal Proceedings.

On March 14, 2008, DSM Desotech Inc. filed a complaint in an action titled DSM Desotech Inc. v. 3D Systems Corporation in the United States District Court for the Northern District of Illinois (Eastern Division) asserting that we engage in anticompetitive behavior with respect to resins used in large-frame stereolithography machines. The complaint further asserts that we are infringing upon two of DSM Desotech’s patents relating to stereolithography machines. We understand that DSM Desotech estimates the damages associated with its claims to be in excess of $40 million.

On or about June 6, 2008, we filed a motion to dismiss the non-patent causes of action. This motion to dismiss was granted in part and denied in part on January 26, 2009, with leave granted to DSM Desotech to amend its complaint with respect to the dismissed claims. We have filed an answer to DSM Desotech’s competition and patent claims in which we denied the material allegations of those claims and asserted various defenses and counterclaims. In view of the Court’s decision of January 26, 2009, discovery is proceeding on the claims pending in this case. On March 2, 2009, DSM Desotech filed a second amended complaint in which, among other things, it reasserts the claims previously dismissed by the Court’s decision of January 26, 2009. We intend to vigorously contest all of the claims asserted by DSM Desotech.

We are also involved in various other legal matters incidental to our business. We believe, after consulting with counsel, that the disposition of these other legal matters will not have a material effect on our consolidated results of operations or consolidated financial position.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of 2008.

Executive and Other Officers

The information appearing in the table below sets forth the current position or positions held by each of our officers and his age as of March 1, 2009. All of our officers serve at the pleasure of the Board of Directors. There are no family relationships among any of our officers or directors.

Age as of
Name and Current Position	March 1, 2009

Abraham N. Reichental President and Chief Executive Officer	52
Charles W. Hull Executive Vice President, Chief Technology Officer	69
Robert M. Grace, Jr. Vice President, General Counsel and Secretary	62
Damon J. Gregoire Vice President and Chief Financial Officer	40
Kevin P. McAlea Vice President	50

We have employed each of the individuals in the foregoing table other than Mr. Gregoire for more than five years.

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

Year	Period	High	Low

2007
First Quarter		$21.91	$14.28
Second Quarter		$25.60	$18.16
Third Quarter		$26.50	$19.35
Fourth Quarter		$24.99	$14.83
2008
First Quarter		$15.97	$12.57
Second Quarter		$15.90	$8.55
Third Quarter		$15.03	$8.23
Fourth Quarter		$14.00	$5.97

As of February 20, 2009, our outstanding common stock was held of record by approximately 357 stockholders.

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

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the fourth quarter of 2008, except for unvested restricted stock awards repurchased pursuant to our 2004 Incentive Stock Plan. See Note 14 to the Consolidated Financial Statements.

Stockholder Performance Graph

The graph below shows, for the five years ended December 31, 2008, the cumulative total return on an investment of $100 assumed to have been made on December 31, 2003 in our common stock. For purposes of the graph, cumulative total return assumes the reinvestment of all dividends. The graph compares such return with that of comparable investments assumed to have been made on the same date in (a) the NASDAQ Composite — Total Returns Index and (b) the S & P Information Technology Index, which are published Standard & Poor’s market indices with which we are sometimes compared.

Although total return for the assumed investment assumes the reinvestment of all dividends on December 31 of the year in which such dividends were paid, no cash dividends were paid on our common stock during the periods presented.

Our common stock is quoted on The NASDAQ Stock Market’s Global Market (trading symbol: TDSC).

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN*
Assumes Initial Investment of $100
December 2008

*	$100 invested on 12/31/03 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

	12/03	12/04	12/05	12/06	12/07	12/08
3D Systems Corporation	100.00	195.85	177.32	157.19	152.09	78.21
NASDAQ Composite	100.00	109.16	111.47	123.05	140.12	84.12
S & P Information Technology	100.00	102.56	103.57	112.28	130.59	74.26

Item 6.	Selected Financial Data.

The selected consolidated financial data set forth below for the five years ended December 31, 2008 have been derived from our historical consolidated financial statements. You should read this information together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, the notes to the selected consolidated financial data, and our consolidated financial statements and the notes thereto for the year ended December 31, 2008 included in this Annual Report on Form 10-K.

	Year Ended December 31,
	2008	2007	2006(1)	2005(1)	2004(1)
	(In thousands, except per share amounts)

Consolidated Statement of Operations Data:
Consolidated Revenue:
Systems and other products	$41,323	$58,178	$46,463	$55,133	$46,208
Materials	62,290	61,969	52,062	44,648	37,999
Services	35,327	36,369	36,295	39,297	41,403

Total	138,940	156,516	134,820	139,078	125,610

Gross profit	55,968	63,460	46,257	62,162	56,556
Income (loss) from operations	(5,090)	(5,129)	(25,691)	8,415	6,062
Net income (loss)(2)	(6,154)	(6,740)	(29,280)	9,406	3,020
Series B convertible preferred stock dividends(3)	—	—	1,414	1,679	1,534
Net income (loss) available to common stockholders	(6,154)	(6,740)	(30,694)	7,727	1,486
Net income (loss) available to common stockholders per share(1):
Basic	$(0.28)	$(0.33)	$(1.77)	$0.52	$0.11
Diluted	$(0.28)	$(0.33)	$(1.77)	$0.48	$0.11
Consolidated Balance Sheet Data:
Working capital	$35,279	$40,906	$17,335	$43,809	$28,545
Total assets	153,002	167,385	166,194	153,800	135,028
Current portion of long-term debt and capitalized lease obligations	3,280	3,506	11,913	200	180
Long-term debt and capitalized lease obligations, less current portion	8,467	8,663	24,198	26,149	26,449
Series B convertible preferred stock(3)	—	—	—	15,242	15,196
Total stockholders’ equity	102,234	104,769	69,669	70,212	55,656
Other Data:
Depreciation and amortization	6,676	6,970	6,529	5,926	6,956
Interest expense	918	1,830	1,645	1,755	2,490
Capital expenditures(4)	5,811	946	10,100	2,516	781

(1)	We restated our financial statements during 2006 as a result of our identification of errors in the financial statements.

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

We corrected an error related to the manner in which we recorded and maintained goodwill related to the acquisition in 2001 of our Swiss subsidiary, 3D Systems S.A. Neither this error nor its correction had any effect on net income (loss) reported for any period on our Consolidated Statements of Operations. As a result of the correction of this error, at December 31, 2006 our Consolidated Balance Sheet reflects an $1,822 cumulative net increase in goodwill and a corresponding cumulative net increase in other comprehensive income (loss), together with appropriate adjustments to stockholders’ equity, arising from foreign currency translation related to such goodwill in each year ended on or before December 31, 2006. Such net increase in other comprehensive income (loss) consists of a $574 increase for the year ended December 31, 2004, a $969 decrease for the year ended December 31, 2005 and a $498 increase for the year ended December 31, 2006.

(2)	Our net loss for 2008 included a $1,185 tax benefit arising from the settlement of a tax audit for the years 2000 to 2005 with a foreign tax authority. This tax settlement reduced 2008 income tax expense by $1,185 as amounts owing under the settlement were less than amounts previously estimated. The settlement enabled us to recognize foreign tax loss carry-forwards, resulting in a $911 increase in our foreign deferred tax asset. Net income in 2005 included a $2,500 non-cash benefit arising from the reduction of the valuation allowance that we maintain against our deferred income tax assets. In 2006, however, we recorded a $2,500 valuation allowance against this deferred income tax asset (before giving effect to the benefit of $748 of foreign net deferred income tax assets that we recognized in 2006) that had the effect of reversing the 2005 reduction of our valuation allowance as a result of our determination that it was more likely than not that we would not be able to utilize this deferred income tax asset to offset anticipated U.S. income. We believe that these entries were prudent and appropriate in accordance with SFAS No. 109, “Accounting for Income Taxes.” See Notes 2 and 20 to the Consolidated Financial Statements.

(3)	On June 8, 2006, all of our then outstanding Series B Convertible Preferred Stock was converted by its holders into 2,639,772 shares of common stock, including 23,256 shares of common stock covering accrued and unpaid dividends to June 8, 2006. As a consequence of the conversion of the Series B Convertible Preferred Stock, commencing with the third quarter of 2006, we ceased recording dividends with respect to the outstanding Series B Convertible Preferred Stock that we paid from its original issuance in May 2003 until its full conversion in June 2006. See Note 13 to the Consolidated Financial Statements.

(4)	Excludes capital lease additions.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We design, develop, manufacture, market and service 3-D printing, rapid prototyping and manufacturing systems and related products and materials that enable complex three-dimensional objects to be produced directly from computer data without tooling, greatly reducing the time and cost required to produce prototypes or customized production parts. Our consolidated revenue is derived primarily from the sale of our systems, the sale of the related materials used by the systems to produce solid objects and the provision of services to our customers.

Growth strategy

We are continuing to pursue a growth strategy that focuses on seven strategic initiatives:

•	Improving our customers’ bottom line;

•	Developing significant product applications;

•	Expanding our range of customer services;

•	Accelerating new product development;

•	Optimizing cash flow and supply chain;

•	Creating a performance-based ethical culture; and

•	Developing people and opportunities.

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

Expanding our range of customer services.  We believe that improving our customers’ bottom line demands the creation of new and innovative services designed to meet specific customer needs. We are working to establish faster, simpler business practices designed to make our customer experience with us easier and friendlier.

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

Stockholders’ Rights Plan

In December 2008, our Board of Directors approved the creation of our Series A Preferred Stock, adopted a stockholder rights plan (the “Rights Plan”) and declared a dividend of one right for each share of our Common Stock held by stockholders of record as of the close of business on December 22, 2008. The preferred stock purchase rights will also attach to any additional shares of Common Stock issued after December 22, 2008.

Initially, these rights will not be exercisable and will trade with the shares of our Common Stock. Under the Rights Plan, these rights will generally be exercisable only if a person or group acquires or commences a tender or exchange offer for 15 percent or more of our Common Stock. If the rights become exercisable, each right will permit its holder to purchase from us one one-hundredth of a share of Series A Preferred Stock for the exercise price of $55.00 per right.

The Rights Plan also contains customary “flip-in” and “flip-over” provisions such that if a person or group acquires beneficial ownership of 15 percent or more of our Common Stock, each right will permit its holder, other than the acquiring person or group, to purchase shares of our Common Stock for a price equal to the quotient obtained by dividing $55.00 per right by one-half of the then current market price of our Common Stock. In addition, if, after a person acquires such ownership, we are later acquired in a merger or similar transaction, each right will permit its holder, other than the acquiring person or group, to purchase shares of the acquiring corporation’s stock for a price equal to the quotient obtained by dividing $55.00 per right by one-half of the then current market price of the acquiring company’s Common Stock, based on the market price of the acquiring corporation’s stock prior to such merger.

Summary of 2008 Financial Results

As discussed in greater detail below, revenue for 2008 declined primarily due to lower sales of systems and services, which decline was partially offset by the favorable effect of foreign currency translation. Our revenue decreased by 11.2% to $138.9 million in 2008 from $156.5 million for 2007, which increased from $134.8 million in 2006. These results largely reflected the recessionary business conditions that continued to deteriorate throughout 2008.

Our gross profit for 2008 decreased by 11.8% to $56.0 million from $63.5 million in 2007. Our lower gross profit for 2008 arose primarily from our lower system sales, which resulted in absorption of overhead over lower revenue. Gross profit was also negatively affected by certain supply chain and third-party logistics inefficiencies, which resulted in higher cost of goods sold and additional freight costs, and by higher warranty costs. Our gross margin percentage remained fairly constant at 40.3% in 2008 compared to 40.5% in 2007.

Our total operating expenses declined by $7.5 million in 2008 from the previous year, reflecting lower SG&A expenses, partially offset by increased R&D expenses. We expect our operating expenses for 2009 to fall in the range of $48 million to $54 million.

For 2008, our operating loss was unchanged from $5.1 million in 2007. This was primarily due to lower total operating expenses, offset by the reduction in our gross margin noted above. We believe that even though our operating results did not improve, we reduced our operating costs, demonstrating that the strategic actions that we have taken to reshape our organization are taking effect.

Our operating loss for 2008 included $8.9 million of non-cash expenses, which primarily consisted of depreciation and amortization, stock-based compensation and the provision for bad debts, partially offset by the provision for deferred income taxes; this compared to $9.5 million of non-cash expenses in 2007.

On February 25, 2009, we received notice that our largest customer in Japan filed for protection under the Civil Rehabilitation Act, which we understand to be similar to a Chapter 11 filing under the U.S. Bankruptcy Code. We immediately began assessing the bad debt and business risk arising from this filing. The total receivable due to us from this customer as of February 25 was $1.3 million; of this amount, $0.8 million related to accounts receivable as of December 31, 2008 that was unpaid as of the date of the customer’s filing. Accordingly, we increased our allowance for doubtful accounts as of December 31, 2008 based on our best estimate of the ultimate expected loss associated with the 2008 receivables, based on the facts as we presently understand them. In the future we may have additional adjustments relating to transactions with this customer that occurred in 2009. The net adverse impact of this adjustment on 2008 earnings per share was $0.02 per share.

We are taking additional actions to identify and monitor other potential risks associated with our customers. Customer solvency issues may result in reduced recurring revenue as we balance potential credit risks against revenue opportunities.

A number of actions or events occurred in 2008 and early 2009 that affected our liquidity and our balance sheet including the following:

•	In December 2008, we sold our Grand Junction facility for $5.5 million. We received $3.5 million in cash at closing together with a $2.0 million five-year non-interest bearing note that is guaranteed by the purchaser of the facility and further secured by certain real property.

•	We used $2.0 million of the $3.5 million of cash proceeds, together with $1.2 million of pre-existing restricted cash, to fully collateralize the redemption of the remaining $3.1 million of outstanding industrial development bonds.

•	With the subsequent redemption of the remaining $3.1 million of outstanding bonds in January 2009, we have no outstanding indebtedness for borrowed money.

•	Our unrestricted cash and cash equivalents decreased by $7.5 million to $22.2 million at December 31, 2008 from $29.7 million at December 31, 2007. See “Liquidity and Capital Resources — Working capital.”

•	As discussed below, our working capital decreased by $5.6 million from December 31, 2007 to December 31, 2008. See “Liquidity and Capital Resources — Working capital” below.

•	Among other major components of working capital, accounts receivable, net of allowances, declined by $5.9 million from December 31, 2007 to December 31, 2008 primarily reflecting our lower sales in 2008. Inventory at December 31, 2008 was $1.0 million above its December 31, 2007 level, reflecting short-term materials and systems inventory purchases, including purchases of V-Flash® Desktop Modelers and certain key components of 3-D printers undertaken to support future revenue opportunities.

Based upon current economic conditions, we expect 2009 to be extremely challenging. It is possible that we may experience a continued decline in sales during this global recession. In the absence of the historical surge in systems revenue in the fourth quarter of 2008, we anticipate lower growth in integrated systems material revenue in 2009. Softness in demand in key industries we serve, such as automotive, aerospace and consumer electronics, may result in a continued decline in revenue from our Direct Rapid Manufacturing Systems during the next several quarters. In addition, in connection with our expected commercialization of our V-Flash® Desktop Modeler in the second quarter of 2009, we expect our earnings per share to be negatively impacted in the range of $0.02 to $0.04 per share for each of the initial four quarters of commercial activity.

Results of Operations for 2008, 2007 and 2006

Table 1 below sets forth revenue and percentage of revenue by class of product and service.

Table 1

	2008		2007		2006
	(Dollars in thousands)

Systems and other products	$41,323	29.8%	$58,178	37.2%	$46,463	34.5%
Materials	62,290	44.8	61,969	39.6	52,062	38.6
Services	35,327	25.4	36,369	23.2	36,295	26.9

Totals	$138,940	100.0%	$156,516	100.0%	$134,820	100.0%

Consolidated revenue

For 2008, our consolidated revenue decreased by 11.2% to $138.9 million in 2008 from $156.5 million in 2007, which increased from $134.8 million in 2006.

The $17.6 million decline in consolidated revenue for 2008 was caused primarily by decreased volume in systems, partially offset by a favorable effect of foreign currency translation. Sales of new products and services introduced in the last three years decreased by $19.4 million to $49.3 million in 2008, representing approximately 35.5% of revenue for the year. Lower volume of our core older products continued their downward trend in 2008 as expected, and are expected to be replaced by new products. See Products and Services in Item 1 above.

Large-frame systems (generally defined as systems with sale prices of $0.5 million and above) represented 35.7% of total systems’ revenue for 2008 compared to 42.2% in 2007, while sales of small-frame systems and 3-D Printers accounted for the remaining 64.3% compared to 57.8% in 2007. Revenue from 3-D Printers was helped by the introduction early in 2008 of our ProJettm 3000 3-D Printers and growing demand for our Dental Professional Printers.

Revenue from 3-D Printers increased by 51% in 2008 compared to 2007. Additionally, 3-D printer revenue increased by 64% in the fourth quarter of 2008 compared to the fourth quarter of 2007.

New products and services consist of those products and services introduced in the last three calendar years. Prior to 2008, new products and services were defined as those introduced since the latter part of 2003.

In 2007, consolidated revenue increased 16.1% from $134.8 million in 2006.

The $21.7 million increase in consolidated revenue for 2007 was caused primarily by higher unit volume of new products, the favorable combined effect of price and mix and the favorable effect of foreign currency translation. Sales of new products and services introduced since the latter part of 2003 increased by $19.2 million to $69.8 million in 2007, representing approximately 44.6% of revenue for the year. New product volume and the combined effect of price and mix were partially offset by lower volume of our core older products in 2007, continuing its downward trend.

As used in this Management’s Discussion and Analysis, the combined effect of changes in product mix and average selling prices, sometimes referred to as price and mix effects, relates to changes in revenue that are not able to be specifically related to changes in unit volume. Among these changes are changes in the product mix of our materials and our systems as the trend toward smaller, more economical systems that has affected our business for the past several years has continued and the influence of new systems and materials on our operating results has grown. Our reporting systems are not configured to produce more quantitative information regarding the effect of price and mix changes on revenue. However, we believe that changes in product mix, rather than changes in average selling prices, are the principal contributor to the price and mix effects that we experienced in 2008, 2007 and 2006.

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

Due to the relatively high list price of certain systems and the overall low unit volume of systems sales in any particular period, the acceleration or delay of orders and shipments of a small number of systems from one period to another can significantly affect revenue reported for our systems for a particular period. Revenue reported for systems’ sales in any particular period is also affected by revenue recognition rules prescribed by generally accepted accounting principles.

Backlog has historically not been a significant factor in our business, reflecting our relatively short production and delivery lead times. We had approximately $1.4 million of booked orders outstanding at December 31, 2008, of which $0.7 million was related to 3-D printers, all of which we expect to ship in 2009, compared to approximately $3.1 million and $5.0 million of booked orders outstanding at December 31, 2007 and 2006, respectively.

Revenue by class of product and service

2008 compared to 2007

Table 2 sets forth our change in revenue by class of product and service for 2008 compared to 2007:

Table 2

	Systems and Other Products		Materials		Services		Totals
	(Dollars in thousands)

2007 Revenue	$58,178	37.2%	$61,969	39.6%	$36,369	23.2%	$156,516	100%

Change in revenue:
Volume:
Core products and services	(2,090)	(3.6)	(559)	(0.9)	333	0.9	(2,316)	(1.5)
New products and services	(16,140)	(27.7)	(883)	(1.4)	(2,375)	(6.5)	(19,398)	(12.4)
Price/Mix	433	0.7	(159)	(0.3)	—	—	274	0.2
Foreign currency translation	942	1.6	1,922	3.1	1,000	2.7	3,864	2.5

Net change	(16,855)	(29.0)	321	0.5	(1,042)	(2.9)	(17,576)	(11.2)

2008 Revenue	$41,323	29.7%	$62,290	44.8%	$35,327	25.4%	$138,940	100%

As discussed above, on a consolidated basis, revenue for 2008 decreased by 11.2% to $138.9 million from $156.5 million for 2007. The principal factor leading to this $17.6 million decline in consolidated revenue was lower revenue from systems and services. Revenue from materials was essentially flat in 2008 compared to 2007.

These changes in revenue primarily consisted of decreases in volume. The favorable effect of foreign currency translation partially offset the decrease in revenue in 2008 while, as shown on Table 3 below, it accounted for 25.6% of the increase in consolidated revenue in 2007. The effect of foreign currency translation in each year primarily reflects the effect of changes in the value of the U.S. dollar relative to foreign currencies.

As set forth in Table 1 and Table 2:

•	Revenue from systems and other products decreased by $16.9 million or 29.0% to $41.3 million for 2008 from $58.2 million for 2007 and decreased to 29.7% of consolidated revenue in 2008 from 37.2% in 2007.

This decrease was derived primarily from an $18.2 million decrease primarily in sales of large-frame systems, which we believe is due to overall weak economic conditions, partially offset by a $1.0 million positive impact from foreign currency translation.

•	Revenue from materials increased by $0.3 million or 0.5% to $62.3 million for 2008 from $62.0 million for 2007, as favorable foreign currency translation offset the lower sales resulting from the recessionary business conditions in 2008. Materials’ revenue increased to 44.8% of consolidated revenue in 2008 from 39.6% in 2007. In 2008, our integrated systems accounted for 26% of all materials’ revenue. We believe our integrated material strategy is taking hold, evidenced by the sequential quarterly increase in integrated material sales (as a percentage of total sales) from 22% in the first quarter of 2008 and increasing to 28% in the fourth quarter of 2008.

•	Materials revenue volume from our legacy products and new products decreased $0.6 million and $0.9 million, respectively. The combined effect of product mix and average selling prices decreased by $0.2 million. Foreign currency translation had a $1.9 million positive impact on materials revenue.

•	Revenue from services declined by $1.0 million for 2008 compared to 2007 and increased to 25.4% of consolidated revenue in 2008 from 23.2% in 2007 reflecting the effect of the decline in revenue from systems in 2008.

Declines in volume of new services in 2008 reflected the impact of lower systems revenue partially offset by a $0.3 million increase in legacy services and the $1.0 million favorable impact of foreign currency translation on service revenue.

2007 compared to 2006

As shown in Table 3, the $21.7 million increase in consolidated revenue in 2007 compared to 2006 reflects the effect of an $11.7 million increase in systems revenue and a $9.9 million increase in materials revenue in 2007. Sales of new products and services introduced since the latter part of 2003 increased by $19.2 million to $69.8 million in 2007. Unit sales volume of legacy products declined by $7.5 million in 2007, partially offsetting the favorable effect of higher sales of new products and services. Favorable price/mix effects increased revenue by $4.5 million and favorable foreign currency translation effects increased by $5.6 million.

Table 3

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

Materials revenue volume from our legacy products and new products increased $1.8 million and $5.7 million, respectively. The combined effect of product mix and average selling price increased by $0.2 million. Foreign currency translation had a $2.3 million positive impact on materials revenue.

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

Revenue by geographic region

2008 compared to 2007

The United States and Europe contributed to our lower level of revenue in 2008, while Asia-Pacific revenue declined by a relatively modest $0.1 million compared to 2007.

Table 4 sets forth the change in revenue by geographic area for 2008 compared to 2007:

Table 4

	U.S.		Europe		Asia-Pacific		Total
	(Dollars in thousands)

2007 Revenue	$65,502	41.8%	$68,820	44.0%	$22,194	14.2%	$156,516	100.0%

Change in revenue:
Volume	(11,156)	(17.0)	(9,153)	(13.3)	(1,405)	(6.3)	(21,714)	(13.9)
Price/Mix	420	0.6	536	0.8	(682)	(3.1)	274	0.2
Foreign currency translation	—	—	1,911	2.8	1,953	8.8	3,864	2.5

Net change	(10,736)	(16.4)	(6,706)	(9.7)	(134)	(0.6)	(17,576)	(11.2)

2008 Revenue	$54,766	39.4%	$62,114	44.7%	$22,060	15.9%	$138,940	100.0%

As shown in Table 4:

•	Revenue from U.S. operations decreased by $10.7 million or 16.4% in 2008 to $54.8 million from $65.5 million in 2007 as shown in Table 4.

This decrease was due primarily to lower volume of large-frame system sales, for reasons discussed above, compared to that which we experienced in 2007.

•	Revenue from operations outside the U.S. decreased by $6.8 million or 7.5% to $84.2 million in 2008 from $91.0 million in 2007 and comprised 60.6% of consolidated revenue in 2008 compared to 58.2% in 2007.

Foreign currency translation partially offset our revenue decrease in 2008. Excluding the $3.9 million favorable effect of foreign currency translation, revenue from operations outside the U.S. would have decreased 11.8% for 2008 compared to 2007 and would have been 59.5% of consolidated revenue for 2008.

•	Revenue from European operations decreased by $6.7 million or 9.7% to $62.1 million in 2008 from $68.8 million in 2007. This decrease was due primarily to the $9.1 million of lower volume in 2008, partially offset by the favorable effect of foreign currency translation and positive price/mix variances.

•	Revenue from Asia-Pacific operations decreased by $0.1 million or 0.6% to $22.1 million in 2008 from $22.2 million in 2007. This decrease was caused primarily by a $1.4 million decline in volume and a $0.7 million unfavorable effect of price and mix, which more than fully offset $2.0 million of favorable foreign currency translation in the Asia-Pacific region.

2007 compared to 2006

The components of our $21.7 million increase in revenue by geographic region for 2007 are shown in Table 5, together with the corresponding percentage of that change compared to the level of revenue for the corresponding period of 2006 for that geographic area.

On a consolidated basis, this $21.7 million increase resulted from $12.8 million of higher unit volume contributed by the U.S. and Europe, partially offset by a $1.1 million decrease in unit volume in the Asia-Pacific region, $4.5 million of favorable price/mix effect and the $5.6 million favorable effect of foreign currency translation in Europe.

Table 5

	U.S.		Europe		Asia-Pacific		Total
	(Dollars in thousands)

2006 Revenue	$58,646	43.5%	$53,884	40.0%	$22,290	16.5%	$134,820	100.0%

Change in revenue:
Volume	4,048	6.9	8,731	16.2	(1,111)	(5.0)	11,668	8.7
Price/Mix	2,808	4.8	584	1.1	1,075	4.8	4,467	3.3
Foreign currency translation	—	—	5,621	10.4	(60)	(0.2)	5,561	4.1

Net change	6,856	11.7	14,936	27.7	(96)	(0.4)	21,696	16.1

2007 Revenue	$65,502	41.8%	$68,820	44.0%	$22,194	14.2%	$156,516	100.0%

As set forth in Table 5:

•	Revenue from U.S. operations increased by $6.9 million or 11.7% in 2007 to $65.5 million from $58.6 million in 2006.

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

•	Revenue from European operations increased by $14.9 million or 27.7% to $68.8 million in 2007 from $53.9 million in 2006. This increase was due to higher volume, positive price/mix variances and the $5.6 million favorable effect of foreign currency translation. Foreign currency translation accounted for 37.6% of the European revenue increase in 2007.

•	Revenue from Asia-Pacific operations decreased by $0.1 million or 0.4% to $22.2 million in 2007 from $22.3 million in 2006. This decrease was caused primarily by a $1.1 million decline in volume and $0.1 million of unfavorable foreign currency translation that more than offset the $1.1 million favorable effect of price and mix in the Asia-Pacific region and reflected a similar trend that we experienced in 2006.

Costs and margins

Our gross profit declined in 2008 after having increased in 2007 compared with 2006.

Table 6 sets forth gross profit, both in dollars and as a percentage of revenue, for 2008 compared to 2007 and 2006:

Table 6

	Year Ended December 31,
	2008		2007		2006
	Gross	%	Gross	%	Gross	%
	Profit	Revenue	Profit	Revenue	Profit	Revenue
	(Dollars in thousands)

Systems	$8,372	20.3%	$16,038	27.6%	$8,913	19.2%
Materials	39,266	63.0	38,476	62.1	30,383	58.4
Services	8,330	23.6	8,946	24.6	6,961	19.2

Total	$55,968	40.3%	$63,460	40.5%	$46,257	34.3%

On a consolidated basis, gross profit for 2008 decreased by $7.5 million to $56.0 million from $63.5 million for 2007 primarily as a result of lower system sales, which resulted in absorption of overhead over less revenue and a shift in systems revenue toward small-frame systems and 3-D printers. Small-frame systems and 3-D printers normally generate lower gross profit margins than large-frame systems. This decline was partially offset by higher margins on material sales, which carry the highest gross profit margin of any of our classes of products or services. Gross profit was also negatively affected by certain supply chain and third-party logistics inefficiencies which resulted in higher cost of goods sold and additional freight charges and by higher warranty costs.

Consolidated gross profit margin in 2008 decreased modestly by 0.2 percentage points to 40.3% of revenue from 40.5% of revenue for the 2007 period. Foreign currency transactions had a $0.4 million positive impact on cost of sales in 2008 and an immaterial effect on cost of sales in 2007. We took steps in the later part of 2008 to mitigate this foreign exchange exposure, including moving production of certain materials sold in U.S. dollars to the United States, and continuing to hedge our currency exposure to items that we acquire or produce in other currencies. See Item 7A. Quantitative and Qualitative Disclosures about Market Risk — Foreign exchange rates.

The combined effects of the lower system sales, duplicate supply chain costs and 3-D printer inventory costs impaired our progress toward improving our gross profit margins.

Systems gross profit declined by 47.8% to $8.4 million in 2008 from $16.0 million in 2007, while the gross profit margin fell by 7.3 percentage points in 2008 to 20.3% of revenue. The decline in gross profit and margin was the result of the absorption of fixed costs over lower sales.

Materials gross profit increased by 2.1% to $39.3 million, with the gross profit margin increasing 0.9 percentage points to 63.0% of revenue from 62.1% in 2007.

Gross profit for services decreased by 6.9% to $8.3 million compared to $8.9 million in 2007, while the gross margin declined by 1.0 percentage point to 23.6% of revenue. The lower gross profit resulted from lower sales of services and higher warranty costs associated with the premature failure of certain components which we believe was corrected in the latter half of 2008.

Cost of sales decreased by 10.8% to $83.0 million in 2008 from $93.1 million in 2007. As a percentage of consolidated revenue, cost of sales increased to 59.7% of revenue in 2008 from 59.5% in 2007 after decreasing from 65.7% in 2006.

The decrease in cost of sales in 2008 was due primarily to lower revenue. The increase in cost of sales in 2007 was due primarily to our higher volume and the absence in 2007 of business disruptions and challenges experienced in 2006.

The $6.4 million increase in cost of sales for products in 2007 was primarily the result of the increase in volume. The $1.9 million decrease in cost of sales for services in 2007 primarily resulted from the absence of disruptions and challenges that occurred in 2006.

Primarily reflecting the factors discussed above, the combined gross profit margin for systems and materials for 2007 increased to 45.4% of consolidated product revenue from 39.9% of revenue in 2006.

The improvement in service margins in 2007 was primarily due to the absence of the disruptions and challenges that occurred in 2006.

Operating expenses

As shown in Table 7, total operating expenses decreased by $7.5 million or 11.0% to $61.1 million for 2008 from $68.6 million for 2007 and $71.9 million in 2006. The decrease in 2008 was primarily due to lower SG&A expenses, partially offset by higher R&D expenses, both of which are discussed in greater detail below. SG&A expense in 2008 included $0.7 million of severance costs compared to $0.8 million in 2007.

We believe that our cost savings initiatives have gained traction, as evidenced by sequential declines in our operating expenses in each of the last five quarters. Accordingly, we expect our SG&A expenses in 2009 to fall into the range of $38 million to $42 million, and our 2009 R&D expenses to fall into a range of $10 to $12 million without slowing down the rate of planned new product introductions.

Table 7

	Year Ended December 31,
	2008		2007		2006
		%		%		%
	Amount	Revenue	Amount	Revenue	Amount	Revenue
	(Dollars in thousands)

SG&A	$45,859	33.0%	$54,159	34.6%	$51,204	38.0%
R&D	15,199	10.9	14,430	9.2	14,098	10.5
Restructuring and related costs	—	—	—	—	6,646	4.9

Total	$61,058	43.9%	$68,589	43.8%	$71,948	53.4%

Selling, general, and administrative costs

2008 compared to 2007

Selling, general and administrative expenses declined by $8.3 million or 15.3% to $45.9 million in 2008 from $54.2 million in 2007 after increasing by $3.0 million in 2007 compared to $51.2 million in 2006. As a percentage of revenue, selling, general and administrative expenses were 33.0%, 34.6% and 38.0% of consolidated revenue in 2008, 2007 and 2006, respectively.

The $8.3 million decrease in selling, general and administrative expenses in 2008 was primarily due to:

•	$3.5 million of lower contract labor and consultant costs;

•	$2.3 million decline in incentive and stock-based compensation costs;

•	$1.2 million reduction in accounting fees;

•	$1.0 million of lower sales bonuses and commissions;

•	$0.7 million of reduced occupancy costs;

•	$0.5 million decrease in printing and supply costs; and

•	$0.4 million reduction in travel-related expenses.

Partially offsetting the decline was:

•	$0.7 million increase in bad debt expense, including the provision related to a large Japanese customer that filed for court protection in February 2009.

•	$0.6 million of expenses associated with the previously disclosed first quarter Audit Committee investigation of anonymous claims of wrongdoing by certain members of management, which claims were found to be baseless.

Depreciation and amortization decreased to $6.7 million in 2008 from $7.0 million in 2007, which increased from $6.5 million in 2006. The decrease in depreciation and amortization in 2008 was primarily due to the absence of amortization for acquired technology, which was fully amortized during 2007. The increase in depreciation and amortization in 2007 was primarily due to the investments that we made in our facilities related to our relocation to Rock Hill, infrastructure, the opening of our rapid manufacturing center and product development capabilities in 2006.

2007 compared to 2006

The $3.0 million increase in selling, general and administrative expenses in 2007 was primarily due to:

•	$2.8 million of higher expenses related to sales commissions and bonuses;

•	$1.4 million of higher audit fees;

•	$0.8 million of higher severance unrelated to our relocation; and

•	$0.9 million of higher depreciation expense related to the significant capital expenditures that we made in 2006 related to our relocation to Rock Hill.

which was partially offset by:

•	$1.5 million of lower bad debt expenses;

•	$1.2 million of lower travel expenses;

•	$1.0 million of lower contract labor expense; and

•	$0.5 million reduction in employee benefits related to a change in our vacation policy.

Research and development expense

Research and development expenses increased by 5.3% to $15.2 million in 2008 and by 2.4% to $14.4 million in 2007 from $14.1 million in 2006. In 2008, 2007 and 2006, these expenses included, among other projects, costs associated with the development of our ProJettm 3-D printers, iProtm SLA® systems, sProtm SLS® system and the V-Flash® 3-D Desktop Modeler and other new product development activities, including the other new products that we introduced this year.

Restructuring and related costs

We did not incur any restructuring and related costs in 2008 and 2007. In connection with our relocation to Rock Hill, South Carolina, we incurred $6.6 million of costs in 2006 primarily consisting of personnel, relocation and recruiting costs.

Income (loss) from operations

Our operating loss remained unchanged at $5.1 million in 2008 as compared to 2007 as our lower revenue and gross profit was offset by our lower level of total operating expenses in 2008, all as discussed above. We reported a $25.7 million operating loss for 2006. The 2008 operating loss included $6.6 million of operating losses incurred in the first three quarters of 2008 that were partially offset by $1.5 million of operating income in the fourth quarter of 2008 as our expense control initiatives began to have an impact.

The following table sets forth operating income (loss) from operations by geographic area for 2008, 2007 and 2006:

Table 8

	2008	2007	2006
	(Dollars in thousands)

Income (loss) from operations:
United States	$(10,656)	$(9,924)	$(28,888)
Germany	1,080	430	1,608
Other Europe	2,373	1,110	1,621
Asia-Pacific	1,764	2,127	1,770

Subtotal	(5,439)	(6,257)	(23,889)
Inter-segment elimination	349	1,128	(1,802)

Total	$(5,090)	$(5,129)	$(25,691)

On a geographic basis:

•	Our operating loss from our U.S. operations increased to $10.7 million in 2008 from $9.9 million in 2007. We reported $28.9 million of operating losses in the U.S. in 2006.

•	Our operating income from operations in Europe improved to $3.5 million in 2008 from $1.5 million in 2007. We reported $3.2 million of operating income in our European operations in 2006.

•	Operating income from our Asia-Pacific operations was $1.8 million in 2008 compared with $2.1 million in 2007. The decline is principally a result of the bad debt provision for our largest Japanese customer in 2008, as discussed above. We reported $1.8 million of operating income in our Asia-Pacific operations in 2006.

With respect to the U.S., in 2008 and 2007, the changes in operating loss by geographic area reflected the same factors relating to our consolidated operating loss that are discussed above. As most of our operations outside of the U.S. are conducted through sales and marketing subsidiaries, the changes in operating income in our operations outside of the U.S. in each of 2008, 2007 and 2006 resulted primarily from changes in sales volume, transfer pricing and in foreign currency translation.

Interest and other expense, net

Interest and other expense, net, which consist primarily of interest income and interest expense, amounted to $0.8 million of net expense for 2008, $1.1 million of net expense for 2007 and $1.4 million of net expense for 2006. The 2008 decrease resulted from interest income generated by higher average cash balances in 2008 and lower interest expense due to the absence in 2008 of bank borrowings and other outstanding debt that we discharged in 2007, partially offset by lower interest rates on investments that prevailed in 2008. The 2007 decrease included interest expense on our bank borrowings and 6% convertible subordinated debentures which were outstanding for only part of the year during 2007, partially offset by interest income during 2007.

As discussed above, in December 2008, we completed the sale of our Grand Junction facility for $5.5 million, which included $3.5 million of cash (before closing costs) and a $2.0 million non-interest bearing note receivable with a five-year maturity. The carrying value of the facility was $3.5 million, and after deducting certain closing costs, we realized an initial gain on the sale of $1.6 million.

We discounted this note receivable by approximately $1.0 million to reflect imputed interest, and offset this amount against the initial gain, reducing the net gain to $0.6 million. In accordance with SFAS No. 66, “Accounting for Sales of Real Estate,” we have recognized no gain on the sale of our Grand Junction facility. The carrying value of the long-term receivable, net of the discount and deferred gain, is recorded in “Other assets, net” on the balance sheet at December 31, 2008. See Note 5 to the Consolidated Financial Statements.

We do not currently expect to incur additional borrowings during 2009, and consequently expect that interest and other expense (income), net will not be a material factor in our operating results during 2009.

Provisions for income taxes

We recorded $0.3 million, $0.5 million and $2.2 million provisions for income taxes in 2008, 2007 and 2006, respectively. In each year, these provisions primarily reflect tax expense associated with income taxes in foreign jurisdictions.

Our $0.3 million provision for income taxes in 2008 was reduced by a $1.2 million benefit arising from the settlement of a foreign tax audit for the years 2000 to 2005. This settlement reduced 2008 income tax expense by $1.2 million as amounts owing under the settlement are less than the amounts previously estimated by the Company. The settlement allows us to recognize tax loss carry-forwards, resulting in a $0.9 million increase in our foreign deferred tax asset. The benefit of the favorable tax settlement amounted to $0.05 per share in 2008. See Note 20 to the Consolidated Financial Statements.

Our $0.5 million provision for income taxes in 2007 primarily reflects $0.9 million of tax expense associated with income taxes in foreign jurisdictions partially offset by a $0.4 million reduction at December 31, 2007 in the valuation allowance maintained with respect to our deferred tax assets for various foreign subsidiaries.

A substantial portion of our deferred income tax assets results from available net operating loss carry-forwards in the jurisdictions in which we operate. Certain of these net operating loss carry-forwards for U.S. state income tax purposes began to expire in 2006, and certain of them will begin to expire in later years for foreign and U.S. federal income tax purposes. See Note 20 to the Consolidated Financial Statements. Our level of U.S. losses for the years ended December 31, 2008, 2007 and 2006 may be viewed as evidence that we will not be able to utilize all of these net operating loss carry-forwards before they expire.

Net income (loss); net income (loss) available to common stockholders

Our net loss declined by 8.7% in 2008 to $6.2 million from $6.7 million for 2007. We recorded $29.3 million of net loss in 2006.

The principal reasons for our lower net loss in 2008, which are discussed in more detail above, were:

•	The $0.2 million reduction in our income tax provisions; and

•	The $0.3 million reduction of interest and other expense, net.

The principal reasons for our $6.7 million net loss for 2007 compared to our $29.3 million net loss for 2006 were:

•	The $20.6 million reduction in our operating loss;

•	The $1.7 million reduction in our income tax provisions discussed above, which included in 2006 a $1.8 million net increase in our valuation allowance arising from the reversal in 2006 of a $2.5 million deferred tax asset; and

•	The $0.3 million reduction of interest and other expense (income), net.

Net loss available to common stockholders for 2008 was $6.2 million and for 2007 was $6.7 million. There was no difference between net loss and net loss available to the common stockholders in 2008 and 2007 since we had no preferred stock outstanding and paid no preferred stock dividends during those years. On a per share basis, our net loss per share available to the common stockholders declined to $0.28 per share in 2008, on both a basic and fully diluted basis, from a $0.33 per share loss in 2007. See Note 17 to the Consolidated Financial Statements.

In 2007, net loss available to common stockholders was $6.7 million. There was no difference between net loss and net loss available to the common stockholders in 2007 since we had no preferred stock outstanding and paid no preferred stock dividends during that period. On a per share basis, our net loss per share available to the common stockholders declined to $0.33 per share in 2007 on both a basic and fully diluted basis from a $1.77 loss per share in 2006.

The dilutive effects of outstanding securities were excluded from the calculation of diluted income per share in 2008, 2007 and 2006 as they would have been anti-dilutive, that is, they would have increased net income per share or reduced net loss per share. See Note 17 to the Consolidated Financial Statements.

Liquidity and Capital Resources

We used $7.5 million of net cash in 2008 and finished the year with $22.2 million of unrestricted cash compared to $29.7 million of unrestricted cash at December 31, 2007. This included $3.5 million of cash to fund operating activities, consisting of our $6.2 million net loss in 2008 and $6.2 million of cash consumed by net changes in operating accounts, partially offset by $8.9 million of non-cash charges that were included in our net loss. We also used $2.6 million of cash in investing activities, and $1.4 million of cash used in financing activities in 2008. See “Working Capital,” “Cash flow” and “Outstanding debt and capitalized lease obligations” below.

During 2009, we intend to continue to rely upon our unrestricted cash and cash flow from operations to meet our liquidity needs. While we believe that the actions taken in 2008 to reduce our operating costs, improve our gross profit margin and manage working capital should benefit us in 2009, there can be no assurance in these uncertain economic times that those actions will be sufficient.

We have not replaced the revolving credit facility which we repaid and allowed to expire in the third quarter of 2007. Following the redemption of our remaining outstanding industrial development bonds in January 2009, we had no outstanding debt for borrowed money, and our principal contractual commitments consist of the capital leases on our Rock Hill facility, which are discussed in greater detail below.

Working capital

Our net working capital decreased by $5.6 million to $35.3 million at December 31, 2008 from $40.9 million at December 31, 2007. Table 9 provides a summary of the net changes in working capital items from December 31, 2007 to December 31, 2008.

Table 9

Increase
(Decrease)
(Dollars in
thousands)

Working capital at December 31, 2007	$40,906
Changes in current assets:
Cash and cash equivalents	(7,525)
Accounts receivable, net of allowances	(5,949)
Inventories, net of reserves	977
Prepaid expenses and other current assets	(2,718)
Deferred income tax assets	243
Restricted cash	2,109
Assets held for sale	(3,455)

Total current assets	(16,318)
Changes in current liabilities:
Current portion of long-term debt	(240)
Current portion of capitalized lease obligation	14
Accounts payable	(3,579)
Accrued liabilities	(4,191)
Customer deposits	(401)
Deferred revenue	(2,294)

Total current liabilities	(10,691)

Net change in working capital	(5,627)

Working capital at December 31, 2008	$35,279

Our unrestricted cash and cash equivalents decreased by $7.5 million to $22.2 million at December 31, 2008 from $29.7 million at December 31, 2007. This decrease resulted from $3.5 million of cash used in operating activities, $2.6 million of cash used in investing activities and $1.4 million of cash used in financing activities.

Accounts receivable, net decreased by $5.9 million to $25.2 million at December 31, 2008 from $31.1 million at December 31, 2007. This decline was primarily attributable to lower sales, partially offset by an increase in days’ sales outstanding to 66 days at December 31, 2008 from 64 days at December 31, 2007. Accounts receivable more than 90 days past due increased to 5.9% of gross receivables at December 31, 2008 compared to 5.5% of gross receivables at December 31, 2007, due to an increase in accounts over 90 days past due in Europe, partially offset by a reduction in accounts over 90 days past due in the U.S. and Asia-Pacific regions.

Bad debt expense was $0.8 million for 2008; this amount included taking into account the large Japanese customer who filed for reorganization in February 2009. The overall bad debt expense was positively affected by our focus on improving collections. This compares to bad debt expense of $0.1 million for 2007 and $1.6 million for 2006. Our allowance for doubtful accounts declined to $2.0 million at December 31, 2008 from $2.1 million at December 31, 2007. This decline resulted primarily from the write down of uncollectible receivables and a reduction in receivables over 90 days past due.

Components of inventories were as follows:

Table 10

	2008	2007
	(Dollars in thousands)

Raw materials	$1,635	$835
Inventory held by assemblers	34	197
Work in process	146	126
Finished goods and parts inventory	22,359	21,189

Total cost	24,174	22,347
Less: reserves	(3,156)	(2,306)

Inventories, net	$21,018	$20,041

Inventories increased by $1.0 million to $21.0 million at December 31, 2008 from $20.0 million at December 31, 2007. This increase in inventory resulted from short-term materials’ and systems’ inventory purchases that we undertook to support future revenue, including purchases of V-Flash® Desktop Modelers and certain key components to support future production of 3-D printers. In the second half of 2008 inventory reduction plans were put in place, and although we ended 2008 with inventory levels $1.0 million higher than at the end of 2007, we reduced our inventory by $5.1 million since June 2008.

As shown in Table 10 above, with the outsourcing of substantially all of our equipment assembly and refurbishment activities, the majority of our inventory now consists of finished goods, including primarily systems, materials and service parts, as our third-party assemblers have taken over supply-chain responsibility for the assembly and refurbishment of systems. As a result, we generally no longer hold in inventory most parts for systems’ production or refurbishment.

In calculating inventory reserves, which were $3.2 million at December 31, 2008 and $2.3 million at December 31, 2007, we make an assessment of spare parts that we hold in inventory and that we expect to use over the expected life cycles of the related systems, of inventory related to the blending of our engineered materials and composites and of our ability to sell items that are recorded in finished goods inventory.

The components of prepaid expenses and other current assets were:

Table 11

	2008	2007
	(Dollars in thousands)

Value added tax (“VAT”) and sales tax refunds	$325	$670
Progress payments to assemblers	—	866
Non-trade receivables	35	1,076
Other	1,351	1,817

Total	$1,711	$4,429

Our prepaid expenses and other current assets declined by $2.7 million to $1.7 million at December 31, 2008 from $4.4 million at December 31, 2007. The non-trade receivables shown in Table 11, the inventory held by assemblers shown in Table 10 and a related accrued liability in an amount that corresponds to the book value of inventory held by assemblers included in accrued liabilities on our Consolidated Balance Sheet relate to the accounting for our outsourcing arrangements pursuant to SFAS No. 49. The non-trade receivables shown in Table 11 declined by $1.0 million from December 31, 2007 to less than $0.1 million at December 31, 2008 as a result of a reduction in semi-finished systems and parts that our third-party assemblers purchased from us to complete the assembly of systems for which we had not received payment from them at period end. Progress payments to assemblers decreased by $0.9 million, reflecting a continuing downward trend.

As discussed elsewhere in this Form 10-K, we sold the Grand Junction facility in late December 2008. At December 31, 2007 we had $3.5 million of net assets related to that facility recorded on our Consolidated Balance Sheet as assets held for sale. At December 31, 2008 and December 31, 2007 we had $3.1 million and $3.3 million, respectively, as a current liability consisting of the outstanding principal amount of the industrial development bonds that financed that facility, in anticipation of the sale of the facility. These bonds were redeemed in January 2009. See Notes 5 and 12 to the Consolidated Financial Statements.

Accounts payable declined by $3.6 million to $17.1 million at December 31, 2008 from $20.7 million at December 31, 2007. The decline was primarily due to lower payables that corresponded to lower cost of sales in 2008 compared to 2007 and our cost reduction initiatives initiated in the second quarter of 2008.

Customer deposits decreased by $0.4 million from $1.5 million at December 31, 2007 to $1.1 million as a result of the reduction in backlog from December 31, 2007 to December 31, 2008.

Deferred revenue decreased by $2.3 million to $9.4 million at December 31, 2008 from $11.7 million at December 31, 2007 primarily due to a net decrease in maintenance contracts, installation, training and warranty revenue in 2008.

The changes in 2008 that comprise the other components of working capital not discussed above arose in the ordinary course of business.

Differences between the amounts of working capital item changes in the cash flow statement and the amounts of balance sheet changes for those items are primarily the result of foreign currency translation adjustments.

Cash flow

Table 12 summarizes the cash provided by or used in operating activities, investing activities and financing activities, as well as the effect of changes in foreign currency exchange rates on cash, for 2008, 2007, and 2006 .

Table 12

	2008	2007	2006
	(Dollars in thousands)

Cash provided by (used in) operating activities	$(3,479)	$2,625	$(8,551)
Cash used in investing activities	(2,654)	(2,205)	(11,016)
Cash provided by (used in) financing activities	(1,434)	14,669	9,964
Effect of exchange rate changes on cash	42	269	(394)

Net increase (decrease) in cash and cash equivalents	$(7,525)	$15,358	$(9,997)

Cash flow from operations

2008 compared to 2007

For the year ended December 31, 2008, we used $3.5 of net cash in operating activities. This change in cash primarily consisted of our $6.2 million net loss and $6.2 million of cash consumed by net changes in operating accounts, which was partially offset by $8.9 million of non-cash items included in our net loss.

The principal changes in non-cash items that favorably affected operating cash flow included $6.7 million of depreciation and amortization expense, $1.4 million of stock-based compensation expense and $0.8 million of bad debt expense.

Changes in working capital that resulted in a source of cash included the following:

•	A $3.5 million decrease in accounts receivable; and

•	A $2.6 million decrease in prepaid expenses and other current assets.

Changes in working capital that resulted in a use of cash included the following:

•	A $2.5 million increase in inventories and inventory included in fixed assets;

•	A $2.8 million decrease in accounts payable;

•	A $3.2 million decrease in accrued liabilities; and

•	A $2.0 million decrease in deferred revenue.

See “Working capital” above for a discussion of the reasons for these changes in working capital items.

2007 compared to 2006

We generated $2.6 million of net cash from operating activities for the year ended December 31, 2007. This cash flow from operations consisted of $9.5 million of non-cash items included in our net loss that was partially offset by our $6.7 million net loss and $0.3 million of cash used by net changes in operating accounts.

The principal changes in non-cash items that favorably affected operating cash flow included $7.0 million of depreciation and amortization expense and $2.7 million of stock-based compensation expense.

Changes in working capital that resulted in a source of cash included the following:

•	A $5.0 million decrease in accounts receivable;

•	A $6.1 million decrease in inventories; and

•	A $2.0 million decrease in prepaid expenses and other current assets.

Changes in working capital that resulted in a use of cash included the following:

•	A $7.1 million reduction in accounts payable; and

•	A $5.0 million reduction in customer deposits.

Cash flow from investing activities

Net cash used in investing activities in 2008 increased to $2.7 million from $2.2 million in 2007. In 2008 this consisted of $6.1 million related to purchases of property and equipment and additions to license and patent costs, partially offset by $3.5 million of asset dispositions, principally the sale of the Grand Junction facility. See Note 5 to the Consolidated Financial Statements.

We used $2.2 million of net cash for investing activities in 2007 compared to $11.0 million in 2006. This decrease was primarily due to our lower level of capital expenditures in 2007, reflecting the completion in 2006 of the capital projects associated with our Rock Hill facility and our lower level of capital expenditures in 2007.

Capital expenditures were $5.8 million in 2008, $0.9 million in 2007 and $10.1 million in 2006. Capital expenditures in 2008 primarily consisted of expenditures with tooling and systems associated with our newly introduced products, leasehold improvements associated with our advanced research facility in Valencia, and evaluation and demonstration equipment which should be sold in future periods.

We expect our capital expenditures for 2009 to range between $1 million and $2 million.

Cash flow from financing activities

Net cash used in financing activities was $1.4 million in 2008 as opposed to $14.7 million and $10.0 million of cash provided by financing activities in 2007 and 2006, respectively. This decrease in 2008 resulted primarily from the absence of any significant financing activities and the $2.0 million increase in restricted cash used to collateralize the redemption of the remaining outstanding industrial development bonds following the sale of the Grand Junction facility. Net proceeds from stock option exercises and equity compensation awards declined to $1.1 million in the 2008 period from $2.9 million in 2007, primarily reflecting the smaller number of outstanding stock options and lower option exercise activity since we discontinued granting stock options in 2004.

For the year ended December 31, 2007, net cash provided by financing activities increased by $4.7 million to $14.7 million from $10.0 million in 2006. This 2007 increase resulted primarily from $20.4 million of net proceeds, after deducting issuance costs, of our private placement of common stock in June 2007 and $2.9 million of net proceeds from stock option exercises and equity compensation awards, and it was partially offset by our payment of $8.2 million of Silicon Valley Bank revolving credit borrowings in July 2007 and $0.4 million of repayments of industrial development bonds related to our Grand Junction facility during the year.

Outstanding debt and capitalized lease obligations

At December 31, 2008, total debt and capitalized lease obligations decreased to $11.7 million from $12.2 million at December 31, 2007 due to scheduled payments of principal on our outstanding industrial development bonds and capitalized lease obligations. Our capitalized lease obligations were $8.7 million at December 31, 2008 and $8.8 million at December 31, 2007. Our only floating-rate debt obligation at December 31, 2008 was the outstanding industrial development bonds related to our Grand Junction facility.

Our outstanding debt and capitalized lease obligations at December 31, 2008 and December 31, 2007 were as follows:

Table 13

	2008	2007
	(Dollars in thousands)

Debt:
Industrial development revenue bonds	$3,085	$3,325

Total	$3,085	$3,325

Capitalized lease obligations:
Current portion of capitalized lease obligation	195	181
Capitalized lease obligation, less current portion	8,467	8,663

Total	8,662	8,844
Total current portion	3,280	3,506

Total long-term portion	8,467	8,663

Total debt and capitalized lease obligations	$11,747	$12,169

Industrial development bonds

Our Grand Junction, Colorado facility was financed by industrial development bonds in the original aggregate principal amount of $4.9 million. At December 31, 2008 and December 31, 2007, the outstanding principal amount of these bonds was $3.1 million and $3.3 million, respectively. Interest on the bonds accrued at a variable rate of interest and was payable monthly. The interest rate at December 31, 2008 and December 31, 2007 was 1.28% and 3.52%, respectively. Principal payments were due in semi-annual installments through August 2016.

In December 2008, we completed the sale of our Grand Junction facility for $5.5 million. The sale price exceeded both the $3.5 million of net assets at which the facility was carried on our balance sheet as well as the $3.1 million of industrial development bonds then outstanding. Following the sale, we fully collateralized the repayment of the industrial development bonds, including interest and other amounts due through the redemption date, with a portion of the cash proceeds of the sale and the $1.2 million of restricted cash previously held by the trustee. On December 24, 2008, we provided the required 35-day notice of our intent to redeem the outstanding bonds, in accordance with their terms, on January 28, 2009. In January 2009, the remaining outstanding bonds of $3.1 million, plus accrued and unpaid interest, were redeemed utilizing the restricted cash.

Capitalized lease obligations

Following the redemption of the industrial development bonds discussed above in January 2009, we have no debt for borrowed money outstanding. Our principal contractual commitments consist of capitalized lease obligations of $8.7 million and $8.8 million at December 31, 2008 and 2007, respectively.

Our outstanding capitalized lease obligations relate to two lease agreements that we entered into during 2006 with respect to our Rock Hill facility, one of which covers the facility itself and the other of which covers certain furniture and fixtures that we acquired for use in the facility. The carrying values of the headquarters facility lease and the furniture and fixture lease at December 31, 2008 and 2007, respectively, were $8.7 million and $8.8 million. See Note 22 to the Consolidated Financial Statements.

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

We lease certain other facilities under non-cancelable operating leases expiring through 2011. The leases are generally on a net-rent basis, under which we pay taxes, maintenance and insurance. We expect leases that expire to be renewed or replaced by leases on other properties. Rental expense for the years ended December 31, 2008, 2007 and 2006 was $1.9 million, $2.7 million and $2.4 million, respectively.

For a discussion of debt commitments at December 31, 2008, see our discussion above under the heading “Industrial development bonds.”

Future contractual payments at December 31, 2008 are set forth in Table 14 below.

Table 14

	Year Ending December 31,
	2009	2010-2011	2012-2013	Later Years	Total
	(Dollars in thousands)

Capitalized lease obligations	$795	$1,581	$1,402	$13,701	$17,479
Non-cancelable operating leases	1,309	1,532	609	—	3,450
Industrial development bonds(1)	3,085	—	—	—	3,085

Total	$5,189	$3,113	$2,011	$13,701	$24,014

(1)	Includes accrued interest at the 1.28% rate in effect at December 31, 2008, and reflects the January 28, 2009 prepayment of the remaining outstanding bonds.

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

The dollar equivalent of our foreign currency contracts and their related fair values as of December 31, 2008 and December 31, 2007 were as follows:

Table 15

	Foreign Currency
	Purchase Contracts
	2008	2007
	(Dollars in thousands)

Notional amount	$1,680	$2,905
Fair value	1,699	2,891

Net unrealized gain (loss)	$19	$(14)

At December 31, 2008 and 2007, the notional amount of these contracts at their respective settlement dates amounted to $1.7 million and $2.9 million, respectively. These contracts related to purchases of inventory from third parties. The notional amount of the purchase contracts aggregated CHF 1.8 million and CHF 3.3 million, respectively (equivalent to $1.7 million and $2.9 million, respectively, at settlement date).

The net fair value of all foreign exchange contracts at December 31, 2008 and 2007 reflected nominal unrealized gains at December 31, 2008 and nominal unrealized losses at December 31, 2007. The foreign currency contracts outstanding at December 31, 2008 expired at various times between January 5, 2009 and February 11, 2009.

Changes in the fair value of derivatives are recorded in cost of sales in our Consolidated Statements of Operations. Depending on their fair value at the end of the reporting period, derivatives are recorded either in prepaid and other current assets or in accrued liabilities in our Consolidated Balance Sheets.

The total impact of foreign currency related items on our Consolidated Statements of Operations was a $0.4 million gain for 2008, a nominal gain for 2007 and a $0.1 million loss for 2006.

Stockholders’ equity

Stockholders’ equity decreased by $2.6 million to $102.2 million at December 31, 2008 from $104.8 million at December 31, 2007. This decrease was primarily attributable to the $6.2 million net loss in 2008, partially offset by a $1.0 million foreign currency translation adjustment and a $2.5 million increase in additional paid-in-capital consisting of:

•	$1.1 million of net proceeds from stock option exercises and other equity compensation awards during 2008; and

•	$1.4 million of stock compensation expense recorded in stockholders’ equity in accordance with SFAS No. 123(R) during 2008.

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

Revenue recognition

Revenue from the sale of systems and related products and materials is recognized upon shipment or when services are performed, provided that persuasive evidence of a sales arrangement exists, both title and risk of loss have passed to the customer and collection is reasonably assured. Persuasive evidence of a sales arrangement exists upon execution of a written sales agreement or a signed purchase order that constitutes a fixed and legally binding commitment between us and the buyer. In instances where sales are made to an authorized reseller, the same criterion cited above is applied to determine the recognition of revenue. The reseller’s creditworthiness is evaluated prior to such sale. The reseller takes ownership of the related systems, products or materials and payment is not dependent upon the reseller’s sale to an end user.

Sales of our systems generally include equipment, a software license, a warranty on the equipment, training and installation. For revenue with multiple deliverables, we allocate the total amount the customer will pay to the separate units of accounting based on fair value of vendor-specific objective evidence, as determined by the price charged for the undelivered items when sold separately. We also evaluate the impact of undelivered items on the functionality of delivered items for each sales transaction and, where appropriate, defer revenue on delivered items when that functionality has been affected. Functionality is determined to be met if the delivered products or services represent a separate earnings process.

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

Our systems are sold with licensed software products that are integral to the operation of the systems. We sell equipment with embedded software to our customers. The embedded software is not sold separately, it is not a significant focus of the marketing effort and we do not provide post-contract customer support specific to the software or incur significant costs that are within the scope of SFAS No. 86. Additionally, the functionality that the software provides is marketed as part of the overall product. The software embedded in the equipment is incidental to the equipment as a whole such that SOP No. 97-2, Software Revenue Recognition, is not applicable. Sales of these products are recognized in accordance with SEC Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition and EITF 00-21, Revenue Arrangements with Multiple Deliverables.

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

Our allowance for doubtful accounts declined to $2.0 million at December 31, 2008 from $2.1 million at December 31, 2007. This change resulted primarily from the write down of uncollectible receivables and a reduction in receivables over 90 days past due. We believe that our allowance for doubtful accounts is a critical accounting estimate because it is susceptible to change and dependent upon events that may or may not occur and because the impact of recognizing additional allowances for doubtful accounts may be material to the assets reported on our balance sheet and in our results of operations.

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

Inventories

Inventories are stated at the lower of cost or net realizable value, cost being determined predominately on the first-in, first-out method. Reserves for inventories are provided based on historical experience and current product demand. Our inventory reserve was $3.2 million at December 31, 2008 compared with $2.3 million at December 31, 2007. We evaluate the adequacy of these reserves quarterly. Our determination of the allowance for inventory reserves is subject to change because it is based on management’s current estimates of required reserves and potential adjustments.

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

The annual impairment testing required by SFAS No. 142, “Goodwill and Other Intangible Assets,” requires us to use our judgment and could require us to write down the carrying value of our goodwill and other intangible assets in future periods. As required by SFAS No. 142, we have allocated goodwill to identifiable geographic reporting units, which are tested for impairment using a two-step process detailed in that statement. See Notes 2 and 7 to the Consolidated Financial Statements. The first step requires comparing the fair value of each reporting unit with our carrying amount, including goodwill. If that fair value exceeds the carrying amount, the second step of the process is not required to be performed, and no impairment charge is required to be recorded. If that fair value does not exceed that carrying amount, we must perform the second step, which requires an allocation of the fair value of the reporting unit to all assets and liabilities of that unit as if the reporting unit had been acquired in a purchase business combination and the fair value of the reporting unit was the purchase price. The goodwill resulting from that purchase price allocation is then compared to the carrying amount with any excess recorded as an impairment charge.

Goodwill set forth on the Consolidated Balance Sheet as of December 31, 2008 arose from acquisitions carried out in years prior to December 31, 2003. Goodwill arising from the acquisition of DTM Corporation in 2001 was allocated to geographic reporting units based on the percentage of SLS® systems then installed by geographic area. Goodwill arising from other acquisitions was allocated to geographic reporting units based on geographic dispersion of the acquired companies’ sales at the time of their acquisition.

Pursuant to the requirements of SFAS No. 142, we are required to perform a valuation of each of our three geographic reporting units annually, or upon significant changes in our business environment. We conducted our annual impairment analysis in the fourth quarter of 2008. To determine the fair value of each reporting unit we utilized discounted cash flows, using five years of projected unleveraged free cash flows and terminal EBITDA earnings multiples. The discount rates used for the analysis reflected a weighted average cost of capital based on industry and capital structure adjusted for equity risk premiums and size risk premiums based on market capitalization. The discounted cash flow valuation uses projections of future cash flows and includes assumptions concerning future operating performance and economic conditions and may differ from actual future cash flows. We also considered the current trading multiples of comparable publicly-traded companies and the historical pricing multiples for comparable merger and acquisition transactions that have occurred in the industry. Under each fair value measurement methodology considered the fair value of each reporting unit exceeded its carrying value; accordingly, no goodwill impairment adjustments were recorded for on our Consolidated Balance Sheet.

The control premium that a third party would be willing to pay to obtain a controlling interest in 3D Systems Corporation was considered when determining fair value. In addition, factors such as the performance of competitors, were also considered. Management concluded that there was a reasonable basis for the excess of the estimated fair value of the geographic reporting units over its market capitalization.

The estimated fair value of the three geographic reporting units incorporated judgment and the use of estimates by management. Potential factors requiring assessment include a further or sustained decline in our stock price, variance in results of operations from projections, and additional acquisition transactions in the industry that reflect a lower control premium. Any of these factors may cause us to re-evaluate goodwill during any quarter throughout the year. If an impairment charge were to be taken for goodwill it would be a non-cash charge and would not impact our cash position or cash flows, however such a charge could have a material impact to equity and the statement of operations.

There was no goodwill impairment for the fiscal years ended December 31, 2008, 2007 or 2006.

We performed an analysis of the fair value of long-lived assets in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” No impairment loss was recorded for the periods presented.

Determining the fair value of a reporting unit, intangible asset or a long-lived asset is judgmental and involves the use of significant estimates and assumptions. Management bases its fair value estimates on assumptions that it believes are reasonable but are uncertain and subject to changes in market conditions.

Stock-based compensation

Effective January 1, 2006, we adopted SFAS No. 123(R), “Share-Based Payment,” which requires the recognition of the fair value of share-based compensation. Under the fair value recognition provisions of SFAS No. 123(R), share-based compensation is estimated at the grant date based on the fair value of the awards expected to vest and recognized as expense ratably over the requisite service period of the award. See Note 14 to the Consolidated Financial Statements.

Contingencies

We account for contingencies in accordance with SFAS No. 5, “Accounting for Contingencies.” SFAS No. 5 requires that we record an estimated loss from a loss contingency when information available prior to issuance of our financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Accounting for contingencies such as legal matters requires us to use our judgment.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 introduces a framework for measuring fair value and expands required disclosure about fair value measurements of assets and liabilities. For financial assets and liabilities, SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We adopted the standard for those assets and liabilities as of January 1, 2008, and the impact of adoption was not significant. See Note 19 to the Consolidated Financial Statements.

FASB Staff Position No. 157-2 delayed the effective date of SFAS No. 157 until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for all nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We are assessing the impact of SFAS No. 157 on our consolidated financial statements with respect to these nonfinancial assets and liabilities.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115,” which became effective January 1, 2008. SFAS No. 159 permits companies to choose to measure certain financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. The implementation of this standard did not have a material impact on our consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R provides revised guidance on how acquirers recognize and measure the consideration transferred, identifiable assets acquired, liabilities assumed, non-controlling interests, and goodwill acquired in a business combination. SFAS No. 141R also expands required disclosures surrounding the nature and financial effects of business combinations. SFAS No. 141R is effective, on a prospective basis, for fiscal years beginning after December 15, 2008. We are currently assessing the impact of SFAS No. 141R on its financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51.” SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008. We are currently assessing the potential impact of SFAS No. 160 on its financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS No. 161 expands disclosures but does not change accounting for derivative instruments and hedging activities. The statement will become effective for us starting in the first quarter of fiscal year 2009. Because SFAS No. 161 only requires additional disclosure, the adoption will not impact our consolidated financial position, results of operations or cash flows.

In April, 2008 the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.” FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The objective of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007). FSP 142-3 applies to all intangible assets, whether acquired in a business combination or otherwise, and is effective, on a prospective basis, for fiscal years beginning after December 15, 2008. Early adoption is prohibited. Since this guidance will be applied prospectively, on adoption, there will be no impact to our current consolidated financial statements

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

Interest rates

Our exposure to market risk for changes in interest rates relates primarily to our cash and cash investments and our outstanding industrial development bonds. We seek to minimize the risk to our cash and cash investments by investing cash in excess of our operating needs in short-term, high-quality instruments issued by highly creditworthy financial institutions, corporations or governments. With the amount of cash and cash equivalents and floating-rate borrowings that we maintained at December 31, 2008, a hypothetical 1% or 100 basis point change in interest rates would have a $0.2 million effect on our financial position and results of operations.

From time to time, we may use derivative financial instruments, including interest rate swaps, collars or options, to manage our exposure to fluctuations in interest rates. At December 31, 2008, we had no such financial instruments outstanding.

The fair value of fixed-rate debt varies with changes in interest rates. Generally, the fair value of these fixed-rate instruments will increase as interest rates fall and decrease as interest rates rise. The carrying amounts and estimated fair values of our financial instruments at December 31, 2008 were as follows:

Table 16

	2008
	Carrying	Fair
	Amount	Value
	(Dollars in thousands)

Financial assets:
Grand Junction note receivable	$983	$983

Financial liabilities:
Industrial development bonds	$3,085	$3,085
Capitalized lease obligations	8,662	8,859

Total debt	$11,747	$11,944

No additional adjustment was necessary to reflect the fair value of the Grand Junction note receivable as the sale closed in late December, 2008 at which time the value of the note was discounted. No adjustment was necessary to reflect fair value of the industrial development bonds in 2008 due to the floating-rate nature of those bonds, interest on which varies weekly. The fair value of the amounts outstanding under the capitalized lease obligations at December 31, 2008 was determined by evaluating the nature and terms of the instrument and considering prevailing economic and market conditions. The interest rate used to discount the contractual payments associated with the capitalized lease obligations was 6.76% for 2008. See Note 11 to the Consolidated Financial Statements. Such estimates are subjective and involve uncertainties and matters of significant judgment. Changes in assumptions could significantly affect our estimates.

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

The total impact of foreign currency related items on our Consolidated Statements of Operations was a $0.4 million gain for 2008, a nominal gain for 2007 and a $0.1 million loss for 2006. The unrealized effect of foreign currency translation in 2008 resulted in a $1.0 million gain that was recorded in stockholders’ equity as other comprehensive income, compared to a $0.4 million gain in 2007 and a $1.6 million gain in 2006. At December 31, 2008, a hypothetical change of 10% in foreign currency exchange rates would cause an

$8.4 million change in revenue in our consolidated statement of operations assuming all other variables were held constant.

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

The dollar equivalent of our foreign currency contracts and their related fair values as of December 31, 2008 and 2007 was as follows:

Table 17

	Foreign Currency
	Purchase Contracts
	2008	2007
	(Dollars in thousands)

Notional amount	$1,680	$2,905
Fair value	1,699	2,891

Net unrealized gain (loss)	$19	$(14)

At December 31, 2008 and 2007, the notional amount of these contracts at their respective settlement dates amounted to $1.7 million and $2.9 million, respectively. These contracts relate to purchases of inventory from third parties. The notional amount of the purchase contracts related to purchases aggregated CHF 1.8 million and CHF 3.3 million, respectively (equivalent to $1.7 million and $2.9 million, respectively, at settlement date.)

The net fair value of all foreign exchange contracts at December 31, 2008 reflected nominal unrealized gains at December 31, 2008 and nominal unrealized losses at December 31, 2007. The foreign currency contracts outstanding at December 31, 2008 expired at various times between January 5, 2009 and February 11, 2009.

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

Commodity prices

We use various commodity raw materials and energy products in conjunction with our manufacturing processes. Generally, we acquire such components at market prices and do not use financial instruments to hedge commodity prices. As a result, we are exposed to market risks related to changes in commodity prices of these components. At December 31, 2008, a hypothetical 10% change in commodity prices for raw materials would cause approximately a $1.0 million change to cost of sales in our consolidated statement of operations.

Item 8.	Financial Statements and Supplementary Data.

Our consolidated financial statements set forth below on pages F-1 through F-38 are incorporated herein by reference.

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

In connection with the preparation of this Annual Report, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008. In making this evaluation, our management considered the material weaknesses in our internal control over financial reporting that we disclosed in prior filings of our periodic reports under Section 13(a) of the Securities Exchange Act and the status of their remediation as discussed below. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2008 to provide reasonable assurance that our Consolidated Financial Statements included in this Annual Report were prepared in accordance with generally accepted accounting principles (“GAAP”) and present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

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

Our internal control over financial reporting is supported by written policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets, provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with GAAP and that our receipts and expenditures are being made and recorded only in accordance with authorizations of our management and provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

In connection with the preparation of this Annual Report, with the participation of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the criteria established in Internal Control —

Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. That evaluation also included an evaluation of the material weaknesses that we previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007 as well as in filings during 2008 of our Forms 10-Q under Section 13(a) of the Securities Exchange Act, the actions taken to remediate those material weaknesses which were completed by September 30. 2008, and the testing of the effectiveness of those actions which was completed during the quarter ended December 31, 2008.

As we have previously disclosed, at December 31, 2007 material weaknesses existed relating to our internal controls over financial reporting with respect to the oversight and review of our inventory costing system and the design and operation of certain inventory shipments and recognition of the related revenue. We completed a number of remedial actions in the first quarter of 2008 to correct these weaknesses, and we believe that no additional remedial efforts are required with respect to these weaknesses.

Based on this evaluation, our management has concluded that the material weaknesses that we previously disclosed in our 2007 Form 10-K and in other filings during 2008 of our Forms 10-Q under Section 13(a) of the Securities Exchange Act have been fully remedied as of December 31, 2008, and that our internal control over financial reporting was effective as of December 31, 2008.

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

BDO Seidman, LLP, the independent registered public accounting firm who audited our consolidated financial statements included in this Form 10-K, has issued a report on our internal control over financial reporting, which is included in Item 8 of this Form 10-K.

Changes in Internal Controls over Financial Reporting.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9A(T).	Controls and Procedures.

Not applicable.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The balance of the information required in response to this Item will be set forth in our Proxy Statement for our 2009 Annual Meeting of Stockholders under the captions “Election of Directors — Information Concerning Nominees,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance Matters — Code of Conduct and Code of Ethics,” “Corporate Governance Matters — Corporate Governance and Nominating Committee,” and “Corporate Governance Matters — Audit Committee.” Such information is incorporated herein by reference.

Item 11.	Executive Compensation.

The information in response to this Item will be set forth in our Proxy Statement for our 2009 Annual Meeting of Stockholders under the captions “Director Compensation,” “Executive Compensation,” “Corporate Governance Matters — Compensation Committee,” and “Executive Compensation — Compensation Committee Report.” Such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as set forth below, the information required in response to this Item will be set forth in our Proxy Statement for our 2009 Annual Meeting of Stockholders under the caption “Security Ownership of Certain Beneficial Owners and Management.” Such information is incorporated herein by reference.

Equity Compensation Plans

The following table summarizes information about the equity securities authorized for issuance under our compensation plans as of December 31, 2008. For a description of these plans, please see Note 14 to the Consolidated Financial Statements.

			Number of Securities
	Number of Securities	Weighted Average	Remaining
	to be Issued Upon	Exercise Price of	Available for
	Exercise of	Outstanding	Future Issuance
	Outstanding Options,	Options,	Under Equity
Plan Category	Warrants and Rights	Warrants and Rights	Compensation Plans
	(Number of securities in thousands)

Equity compensation plans approved by stockholders	542	$10.33	769
Equity compensation plans not approved by stockholders	344	7.22	—

Total	886	$9.12	769

Item 13.	Certain Relationships and Related Transactions and Director Independence.

The information required in response to this Item will be set forth in our Proxy Statement for our 2009 Annual Meeting of Stockholders under the caption “Corporate Governance Matters — Director Independence.” Such information is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

The information in response to this Item will be set forth in our Proxy Statement for our 2009 Annual Meeting of Stockholders under the caption “Fees of Independent Registered Public Accounting Firm.” Such information is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)(3)		Exhibits

The following exhibits are included as part of this filing and incorporated herein by this reference:
3.1		Certificate of Incorporation of Registrant. (Incorporated by reference to Exhibit 3.1 to Form 8-B filed on August 16, 1993, and the amendment thereto, filed on Form 8-B/A on February 4, 1994.)
3.2		Amendment to Certificate of Incorporation filed on May 23, 1995. (Incorporated by reference to Exhibit 3.2 to Registrant’s Registration Statement on Form S-2/A, filed on May 25, 1995.)
3.3		Certificate of Designation of Rights, Preferences and Privileges of Preferred Stock. (Incorporated by reference to Exhibit 2 to Registrant’s Registration Statement on Form 8-A filed on January 8, 1996.)
3.4		Certificate of Designation of the Series B Convertible Preferred Stock, filed with the Secretary of State of Delaware on May 2, 2003. (Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K, filed on May 7, 2003.)
3.5		Certificate of Elimination of Series A Preferred Stock filed with the Secretary of State of Delaware on March 4, 2004. (Incorporated by reference to Exhibit 3.6 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, filed on March 15, 2004.)
3.6		Certificate of Elimination of Series B Preferred Stock filed with the Secretary of State of Delaware on June 9, 2006. (Incorporated by reference to Exhibit 3.1 of Registrant’s Current Report on Form 8-K, filed on June 9, 2006.)
3.7		Certificate of Amendment of Certificate of Incorporation filed with Secretary of State of Delaware on May 19, 2004. (Incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, filed on August 5, 2004.)
3.8		Certificate of Amendment of Certificate of Incorporation filed with Secretary of State of Delaware on May 17, 2005. (Incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, filed on August 1, 2005.)
3.9		Certificate of Designations, Preferences and Rights of Series A Preferred Stock, filed with the Secretary of State of Delaware on December 9, 2008. (Incorporated by reference to Exhibit 3.1 of Registrant’s Current Report on Form 8-K, filed on December 9, 2008.)
3.10		Amended and Restated By-Laws. (Incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K, filed on December 1, 2006.)
4	.1*	3D Systems Corporation 1996 Stock Incentive Plan. (Incorporated by reference to Appendix A to Registrant’s Definitive Proxy Statement filed on March 30, 2001.)
4	.2*	Form of Incentive Stock Option Contract for Executives pursuant to the 1996 Stock Incentive Plan. (Incorporated by reference to Exhibit 4.6 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 16, 2001.)
4	.3*	Form of Non-Statutory Stock Option Contract for Executives pursuant to the 1996 Stock Incentive Plan. (Incorporated by reference to Exhibit 4.7 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 16, 2001.)
4	.4*	Form of Employee Incentive Stock Option Contract pursuant to the 1996 Stock Incentive Plan. (Incorporated by reference to Exhibit 4.8 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999, filed on March 30, 2000.)
4	.5*	Form of Employee Non-Statutory Stock Option Contract pursuant to the 1996 Stock Incentive Plan. (Incorporated by reference to Exhibit 4.9 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999, filed on March 30, 2000.)
4	.6*	3D Systems Corporation 1996 Non-Employee Directors’ Stock Option Plan. (Incorporated by reference to Appendix B to Registrant’s Definitive Proxy Statement filed on March 30, 2001.)
4	.7*	Form of Director Option Contract pursuant to the 1996 Non-Employee Director Stock Option Plan. (Incorporated by reference to Exhibit 4.5 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999, filed on March 30, 2000.)

(a)(3)		Exhibits

4	.8*	3D Systems Corporation 2001 Stock Option Plan. (Incorporated by reference to Exhibit 10.1 to Registrant’s Registration Statement on Form S-8 filed on June 11, 2001.)
4	.9*	2004 Incentive Stock Plan of 3D Systems Corporation. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8, filed on May 19, 2004.)
4	.10*	Form of Restricted Stock Purchase Agreement for Employees. (Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8, filed on May 19, 2004.)
4	.11*	Form of Restricted Stock Purchase Agreement for Officers. (Incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8, filed on May 19, 2004.)
4	.12*	Restricted Stock Plan for Non-Employee Directors of 3D Systems Corporation. (Incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8, filed on May 19, 2004.)
4	.13*	Amendment No. 1 to Restricted Stock Plan for Non-Employee Directors. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, filed on August 1, 2005.)
4	.14*	Form of Restricted Stock Purchase Agreement for Non-Employee Directors. (Incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-8, filed on May 19, 2004.)
4.15		Rights Agreement dated as of December 9, 2008 between the Registrant and Computershare Trust Company, N.A., as Rights Agent. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on December 9, 2008.)
10	.1*	Form of Indemnification Agreement between Registrant and certain of its executive officers and directors. (Incorporated by reference to Exhibit 10.18 to Form 8-B filed on August 16, 1993, and the amendment thereto, filed on Form 8-B/A on February 4, 1994.)
10.2		Patent License Agreement dated December 16, 1998 by and between 3D Systems, Inc., NTT Data CMET, Inc. and NTT Data Corporation. (Incorporated by reference to Exhibit 10.56 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998, filed on March 31, 1999.)
10.3		Lease Agreement dated February 8, 2006 between the Registrant and KDC-Carolina Investments 3, LP. (Incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K, filed on February 10, 2006.)
10.4		First Amendment to Lease Agreement dated August 7, 2006 between the Registrant and KDC-Carolina Investments 3, LP. (Incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K, filed on August 14, 2006.)
10.5		Second Amendment to Lease Agreement effective as of October 6, 2006 to Lease Agreement dated February 8, 2006 between 3D Systems Corporation and KDC-Carolina Investments 3, LP. (Incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K, filed on October 10, 2006.)
10.6		Third Amendment to Lease Agreement effective as of December 18, 2006 to Lease Agreement dated February 8, 2006 between 3D Systems Corporation and KDC-Carolina Investments 3, LP. (Incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K, filed on December 20, 2006.)
10.7		Fourth Amendment to Lease Agreement effective as of February 26, 2007 to Lease Agreement dated February 8, 2006 between 3D Systems Corporation and KDC-Carolina Investments 3, LP. (Incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K, filed on March 1, 2007.)
10	.8*	Employment Letter Agreement, effective September 19, 2003, by and between Registrant and Abraham N. Reichental. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed on September 22, 2003.)
10	.9*	Agreement, dated December 17, 2003, by and between Registrant and Abraham N. Reichental. (Incorporated by reference to Exhibit 10.43 to Registrant’s Amendment No. 1 to Registration Statement on Form S-1, filed on January 21, 2004.)

(a)(3)		Exhibits

10	.10*	First Amendment to Employment Agreement, dated July 24, 2007, by and between Registrant and Abraham N. Reichental. (Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007, filed on August 6, 2007.)
14.1		Code of Conduct, as amended effective as of November 30, 2006 (Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K, filed on December 1, 2006.)
14.2		3D Systems Corporation Code of Ethics for Senior Financial Executives and Directors. (Incorporated by reference to Exhibit 14.2 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, filed on March 15, 2004.)
21.1		Subsidiaries of Registrant.
23.1		Consent of Independent Registered Public Accounting Firm dated March 3, 2009.
31.1		Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated March 4, 2009.
31.2		Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated March 4, 2009.
32.1		Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated March 4, 2009.
32.2		Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated March 4, 2009.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

3D Systems Corporation

By:	/s/ Abraham N. Reichental
Abraham N. Reichental
President and Chief Executive Officer

Date: March 4, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Abraham N. Reichental Abraham N. Reichental	Chief Executive Officer, President and Director (Principal Executive Officer)	March 4, 2009

/s/ Damon J. Gregoire Damon J. Gregoire	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 4, 2009

/s/ Charles W. Hull Charles W. Hull	Executive Vice President, Chief Technology Officer and Director	March 4, 2009

/s/ G. Walter Loewenbaum, II G. Walter Loewenbaum, II	Chairman of the Board of Directors	March 4, 2009

/s/ Miriam V. Gold Miriam V. Gold	Director	March 4, 2009

/s/ Jim D. Kever Jim D. Kever	Director	March 4, 2009

/s/ Kevin S. Moore Kevin S. Moore	Director	March 4, 2009

/s/ Daniel S. Van Riper Daniel S. Van Riper	Director	March 4, 2009

/s/ William E. Curran William E. Curran	Director	March 4, 2009

/s/ Karen E. Welke Karen E. Welke	Director	March 4, 2009

3D Systems Corporation

Index to Consolidated Financial Statements
and Consolidated Financial Statement Schedule

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
3D Systems Corporation
Rock Hill, South Carolina

We have audited 3D Systems Corporation and its subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). 3D Systems Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, 3D Systems Corporation did maintain, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of 3D Corporation and its subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, comprehensive loss and cash flows for each of the three years in the period ended December 31, 2008 and our report dated March 3, 2009 expressed an unqualified opinion thereon.

/s/  BDO SEIDMAN, LLP
BDO Seidman, LLP

Charlotte, North Carolina
March 3, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
3D Systems Corporation
Rock Hill, South Carolina

We have audited the accompanying consolidated balance sheets of 3D Systems Corporation and its subsidiaries (the “Company”) as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders’ equity, comprehensive loss and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of 3D Systems Corporation and its subsidiaries as of December 31, 2008 and 2007 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 20 to the consolidated financial statements, effective January 1, 2007 the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB No. 109.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Criteria) and our report dated March 3, 2009 expressed an unqualified opinion thereon.

/s/  BDO SEIDMAN, LLP
BDO Seidman, LLP

Charlotte, North Carolina
March 3, 2009

3D Systems Corporation

Consolidated Balance Sheets
As of December 31, 2008 and 2007

	2008	2007
	(In thousands,
	except par value)

ASSETS
Current assets:
Cash and cash equivalents	$22,164	$29,689
Accounts receivable, net of allowance for doubtful accounts of $2,015 (2008) and $2,072 (2007)	25,166	31,115
Inventories, net of reserves of $3,156 (2008) and $2,306 (2007)	21,018	20,041
Prepaid expenses and other current assets	1,711	4,429
Deferred income tax assets	935	693
Restricted cash	3,309	1,200
Assets held for sale	—	3,454

Total current assets	74,303	90,621
Property and equipment, net	24,072	21,331
Intangible assets, net	3,663	5,170
Goodwill	48,010	47,682
Other assets, net	2,954	2,581

	$153,002	$167,385

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Industrial development bonds	$3,085	$3,325
Current portion of capitalized lease obligation	195	181
Accounts payable	17,133	20,712
Accrued liabilities	8,057	12,248
Customer deposits	1,136	1,537
Deferred revenue	9,418	11,712

Total current liabilities	39,024	49,715
Long-term portion of capitalized lease obligation	8,467	8,663
Other liabilities	3,277	4,238

Total liabilities	50,768	62,616

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred Stock, authorized 5,000 shares, none issued	—	—
Common stock, $0.001 par value, authorized 60,000 shares; 22,424 (2008) and 22,224 (2007) issued	22	22
Additional paid-in capital	176,180	173,645
Treasury stock, at cost; 59 shares (2008) and 50 shares (2007)	(120)	(111)
Accumulated deficit in earnings	(78,557)	(72,403)
Accumulated other comprehensive income	4,709	3,616

Total stockholders’ equity	102,234	104,769

	$153,002	$167,385

See accompanying notes to consolidated financial statements.

3D Systems Corporation

Consolidated Statements of Operations
Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
	(In thousands, except per share amounts)

Revenue:
Products	$103,613	$120,147	$98,525
Services	35,327	36,369	36,295

Total revenue	138,940	156,516	134,820

Cost of sales:
Products	55,975	65,633	59,229
Services	26,997	27,423	29,334

Total cost of sales	82,972	93,056	88,563

Gross profit	55,968	63,460	46,257

Operating expenses:
Selling, general and administrative	45,859	54,159	51,204
Research and development	15,199	14,430	14,098
Restructuring and related costs	—	—	6,646

Total operating expenses	61,058	68,589	71,948

Loss from operations	(5,090)	(5,129)	(25,691)
Interest and other expenses, net	770	1,120	1,410

Loss before income taxes	(5,860)	(6,249)	(27,101)
Provision for income taxes	294	491	2,179

Net loss	(6,154)	(6,740)	(29,280)
Preferred stock dividends and accretion of unamortized issuance costs	—	—	1,414

Net loss available to common stockholders	$(6,154)	$(6,740)	$(30,694)

Net loss available to common stockholders per share — basic and diluted	$(0.28)	$(0.33)	$(1.77)

See accompanying notes to consolidated financial statements.

3D Systems Corporation

Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2008, 2007 and 2006

	Common Stock
		Par		Additional						Other	Total
		Value		Paid in	Preferred	Deferred	Treasury Stock		Accumulated	Comprehensive	Stockholders’
	Shares	$0.001		Capital	Stock	Compensation	Shares	Amount	Deficit	Income (Loss)	Equity
	(In thousands, except par value)

Balance at December 31, 2005	15,314	$15		$110,670	$(4,079)	$(1,461)	12	$(73)	$(35,175)	$315	$70,212

Exercise of stock options	288	—	(a)	2,607	—	—	—	—	—	—	2,607
Employee stock purchase plan	2	—	(a)	33	—	—	—	—	—	—	33
Stock compensation expense	—	—		2,677	—	—	—	—	—	—	2,677
Issuance (repurchase) of restricted stock	156	—	(a)	145	—	—	16	(16)	—	—	129
Adoption of FASB 123R	—	—		(1,461)	—	1,461	—	—	—	—	—
Conversion of preferred stock	2,617	3		15,699	—	—	—	—	—	—	15,702
Conversion of subordinated debentures	713	1		7,249	—	—	—	—	—	—	7,250
Common stock issued for preferred stock dividends	23	—	(a)	440	—	—	—	—	—	—	440
Preferred stock dividends	—	—	(a)	(5,493)	4,526	—	—	—	—	—	(967)
Accretion of preferred stock issuance costs	—	—		—	(447)	—	—	—	—	—	(447)
Loss on pension plan — unrealized	—	—		—	—	—		—	—	(267)	(267)
Net loss	—	—		—	—	—	—	—	(29,280)	—	(29,280)
Foreign currency translation adjustment	—	—		—	—	—	—	—	—	1,580	1,580

Balance at December 31, 2006	19,113	19		132,566	—	—	28	(89)	(64,455)	1,628	69,669

Exercise of stock options	269	1		2,843	—	—	—	—	—	—	2,844
Conversion of subordinated debentures	1,508	1		15,131	—	—	—	—	—	—	15,132
Issuance (repurchase) of restricted stock	84	—	(a)	70	—	—	22	(22)	—	—	48
Stock compensation expense	—	—	(a)	2,668	—	—	—	—	—	—	2,668
Private placement	1,250	1		20,367	—	—	—	—	—	—	20,368
Cumulative effect of adoption of accounting for uncertainty of income taxes	—	—		—	—	—		—	(1,208)	—	(1,208)
Net loss	—	—		—	—	—	—	—	(6,740)	—	(6,740)
Foreign currency translation adjustment	—	—		—	—	—	—	—	—	1,606	1,606
Gain on pension plan — unrealized	—	—		—	—	—		—	—	382	382

Balance at December 31, 2007	22,224	22		173,645	—	—	50	(111)	(72,403)	3,616	104,769
Exercise of stock options	161	—	(a)	1,083	—	—	—	—	—	—	1,083
Issuance (repurchase) of restricted stock	39	—	(a)	15	—	—	9	(9)	—	—	6
Stock compensation expense	—	—	(a)	1,437	—	—	—	—	—	—	1,437
Net loss	—	—		—	—	—	—	—	(6,154)	—	(6,154)
Foreign currency translation adjustment	—	—		—	—	—	—	—	—	1,013	1,013
Gain on pension plan — unrealized	—	—		—	—	—	—	—	—	80	80

Balance at December 31, 2008	22,424	$22		$176,180	$—	$—	59	$(120)	$(78,557)	$4,709	$102,234

(a)	Amounts not shown due to rounding.

Accumulated other comprehensive income of $4,709 consists of a cumulative unrealized gain on pension plan of $195 and foreign currency translation of $4,514.

See accompanying notes to consolidated financial statements.

3D Systems Corporation

Consolidated Statements of Comprehensive Loss
Years ended December 31, 2008, 2007 and 2006

	2008	2007	2006
	(In thousands)

Net loss	$(6,154)	$(6,740)	$(29,280)
Other comprehensive income (loss):
Unrealized gain (loss) on pension obligation	80	382	(267)
Foreign currency translation adjustments	1,013	1,606	1,580

Comprehensive loss, net	$(5,061)	$(4,752)	$(27,967)

See accompanying notes to consolidated financial statements.

3D Systems Corporation

Consolidated Statements of Cash Flows
Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
	(In thousands)

Cash flows from operating activities:
Net loss	$(6,154)	$(6,740)	$(29,280)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for (benefit of) deferred income taxes	(243)	(268)	1,752
Depreciation and amortization	6,676	6,970	6,529
Provisions for bad debts	849	109	1,612
Stock-based compensation	1,437	2,668	2,677
Loss on disposition of property and equipment	167	6	7
Changes in operating accounts:
Accounts receivable	3,484	4,988	(1,937)
Lease receivables	—	—	177
Inventories	(2,461)	6,055	(10,274)
Prepaid expenses and other current assets	2,592	2,000	2,979
Accounts payable	(2,802)	(7,141)	14,957
Accrued liabilities	(3,228)	(683)	(104)
Customer deposits	(383)	(4,977)	4,527
Deferred revenue	(2,023)	(160)	(2,735)
Other operating assets and liabilities	(1,390)	(202)	562

Net cash provided by (used in) operating activities	(3,479)	2,625	(8,551)

Cash flows from investing activities:
Purchases of property and equipment	(5,811)	(946)	(10,100)
Proceeds from disposition of property and equipment and other assets	3,454	21	248
Additions to license and patent costs	(297)	(683)	(506)
Software development costs	—	(597)	(658)

Net cash used in investing activities	(2,654)	(2,205)	(11,016)

Cash flows from financing activities:
Bank borrowings	—	(8,200)	8,200
Proceeds from issuance of common stock	—	20,367	—
Stock options and restricted stock proceeds	1,098	2,890	2,775
Repayment of long-term debt	(423)	(388)	(226)
Restricted cash	(2,109)	—	—
Payment of preferred stock dividends	—	—	(785)

Net cash provided by (used in) financing activities	(1,434)	14,669	9,964

Effect of exchange rate changes on cash	42	269	(394)

Net increase (decrease) in cash and cash equivalents	(7,525)	15,358	(9,997)
Cash and cash equivalents at the beginning of the period	29,689	14,331	24,328

Cash and cash equivalents at the end of the period	$22,164	$29,689	$14,331

See accompanying notes to consolidated financial statements.

3D Systems Corporation

Notes to Consolidated Financial Statements

Note 1	Basis of Presentation

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

All amounts presented in the accompanying footnotes are presented in thousands, except for per share information.

Note 2	Significant Accounting Policies

Use of Estimates

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including, among others, those related to the allowance for doubtful accounts, income taxes, inventories, goodwill, other intangible assets, contingencies and revenue recognition. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

Revenue Recognition

Revenue from the sale of systems and related products and materials is recognized upon shipment or when services are performed, provided that persuasive evidence of a sales arrangement exists, both title and risk of loss have passed to the customer and collection is reasonably assured. Persuasive evidence of a sales arrangement exists upon execution of a written sales agreement or signed purchase order that constitutes a fixed and legally binding commitment between the Company and the buyer. In instances where sales are made to an authorized reseller, the same criterion cited above is applied to determine the recognition of revenue. The reseller’s creditworthiness is evaluated prior to such sale. The reseller takes ownership of the related systems, products or materials and payment is not dependent upon the reseller’s sale to an end user.

Sales of the Company’s systems generally include equipment, a software license, a warranty on the equipment, training and installation. For revenue with multiple deliverables, the Company allocates the total amount the customer will pay to the separate units of accounting based on fair value of vendor-specific objective evidence, as determined by the price charged for the undelivered items when sold separately. The Company also evaluates the impact of undelivered items on the functionality of delivered items for each sales transaction and, where appropriate, defers revenue on delivered items when that functionality has been affected. Functionality is determined to be met if the delivered products or services represent a separate earnings process.

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

The software products licensed with the Company’s systems are integral to the operation of the systems. We sell equipment with embedded software to our customers. The embedded software is not sold separately, it

3D Systems Corporation

Notes to Consolidated Financial Statements — (Continued)

is not a significant focus of the marketing effort and we do not provide post-contract customer support specific to the software or incur significant costs that are within the scope of Statement of Financial Accounting Standards (“SFAS”) No. 86. Additionally, the functionality that the software provides is marketed as part of the overall product. The software embedded in the equipment is incidental to the equipment as a whole such that SOP No. 97-2, Software Revenue Recognition, is not applicable. Sales of these products are recognized in accordance with SEC Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition and EITF 00-21, Revenue Arrangements with Multiple Deliverables.

Shipping and handling costs billed to customers for equipment sales and sales of materials are included in product revenue in the consolidated statements of operations. Costs incurred by the Company associated with shipping and handling is included in product cost of sales in the consolidated statements of operations.

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

Cash and Cash Equivalents

Investments with original maturities of three months or less at the date of purchase are considered to be cash equivalents. The Company’s policy is to invest cash in excess of short-term operating and debt-service requirements in such cash equivalents. These instruments are stated at cost, which approximates market value because of the short maturity of the instruments. The Company places its cash with high quality financial institutions and believes its risk of loss is limited; however, at times, account balances may exceed international and U.S. federally insured limits.

The Company is required as a condition of the industrial development bonds to maintain cash collateral with Wells Fargo Bank that is restricted from use by the Company. In connection with the sale of the Grand Junction facility in December 2008, the repayment of the industrial development bonds was fully collateralized by increasing the cash collateral from $1,200 to $3,161 using a portion of the sale proceeds. Such restricted cash is reported separately on the consolidated balance sheets at December 31, 2008 and 2007 as a current asset, and it is not available for the Company’s operations. On January 28, 2009 the Company redeemed the remaining $3,085 of outstanding bonds, plus accrued interest, in accordance with their terms using the restricted cash. The remaining restricted cash was released to the Company on January 28, 2009. See Note 12 to the Consolidated Financial Statements.

Allowance for Doubtful Accounts

The Company’s estimate of the allowance for doubtful accounts related to trade receivables is based on two methods. The amounts calculated from each of these methods are combined to determine the total amount reserved.

3D Systems Corporation

Notes to Consolidated Financial Statements — (Continued)

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

Goodwill and Intangible Assets

The annual impairment testing required by SFAS No. 142, “Goodwill and Other Intangible Assets,” requires the Company to use judgment and could require the Company to write down the carrying value of our goodwill and other intangible assets in future periods. As required by SFAS No. 142, the Company allocated goodwill to identifiable geographic reporting units, which are tested for impairment using a two-step process detailed in that statement. See Note 7 to the Consolidated Financial Statements. The first step requires comparing the fair value of each reporting unit with the carrying amount, including goodwill. If that fair value exceeds the carrying amount, the second step of the process is not required to be performed, and no impairment charge is required to be recorded. If that fair value does not exceed that carrying amount, the Company must perform the second step, which requires an allocation of the fair value of the reporting unit to all assets and liabilities of that unit as if the reporting unit had been acquired in a purchase business combination and the fair value of the reporting unit was the purchase price. The goodwill resulting from that purchase price allocation is then compared to the carrying amount with any excess recorded as an impairment charge.

Goodwill set forth on the Consolidated Balance Sheet as of December 31, 2008 arose from acquisitions carried out in years prior to December 31, 2003. Goodwill arising from the acquisition of DTM Corporation in 2001 was allocated to geographic reporting units based on the percentage of SLS® systems then installed by geographic area. Goodwill arising from other acquisitions was allocated to geographic reporting units based on geographic dispersion of the acquired companies’ sales at the time of their acquisition.

3D Systems Corporation

Notes to Consolidated Financial Statements — (Continued)

Pursuant to the requirements of SFAS No. 142, the Company is required to perform a valuation of each of our three geographic reporting units annually, or upon significant changes in the Company’s business environment. The Company conducted its annual impairment analysis in the fourth quarter of 2008. To determine the fair value of each reporting unit the Company utilized discounted cash flows, using five years of projected unleveraged free cash flows and terminal EBITDA earnings multiples. The discount rates used for the analysis reflected a weighted average cost of capital based on industry and capital structure adjusted for equity risk premiums and size risk premiums based on market capitalization. The discounted cash flow valuation uses projections of future cash flows and includes assumptions concerning future operating performance and economic conditions and may differ from actual future cash flows. The Company also considered the current trading multiples of comparable publicly-traded companies and the historical pricing multiples for comparable merger and acquisition transactions that have occurred in the industry. The control premium that a third party would be willing to pay to obtain a controlling interest in the Company was considered when determining fair value. Under each fair value measurement methodology considered, the fair value of each reporting unit exceeded its carrying value; accordingly, no goodwill impairment adjustments were recorded. In addition, factors such as the performance of competitors, were also considered. The Company concluded that there was a reasonable basis for the excess of the estimated fair value of the geographic reporting units over its market capitalization.

The estimated fair value of the three geographic reporting units incorporated judgment and the use of estimates by management. Potential factors requiring assessment include a further or sustained decline in our stock price, variance in results of operations from projections, and additional acquisition transactions in the industry that reflect a lower control premium. Any of these factors may cause us to re-evaluate goodwill during any quarter throughout the year. If an impairment charge were to be taken for goodwill it would be a non-cash charge and would not impact our cash position or cash flows, however such a charge could have a material impact to equity and the statement of operations.

There was no goodwill impairment for the fiscal years ended December 31, 2008, 2007 or 2006.

Determining the fair value of a reporting unit, intangible asset or a long-lived asset is judgmental and involves the use of significant estimates and assumptions. The Company bases its fair value estimates on assumptions that it believes are reasonable but are uncertain and subject to changes in market conditions.

Licenses, Patent Costs and Other Long-Lived Assets

Licenses, patent costs and other long-lived assets include costs incurred to perfect license or patent rights under applicable domestic and foreign laws and the amount incurred to acquire existing licenses and patents. Licenses and patent costs are amortized on a straight-line basis over their estimated useful lives, which are approximately seven to twenty years. Amortization expense is included in cost of sales, research and development expenses and selling, general and administrative expenses, depending upon the nature and use of the technology.

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

The Company performed an analysis of the fair value of long-lived assets in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” No impairment loss was recorded for the periods presented.

Capitalized Software Costs

The Company’s policy prior to 2008 was that certain software development and production costs were capitalized when the related product reached technological feasibility. Costs capitalized in 2008, 2007 and 2006 were $0, $599 and $658, respectively. Amortization of software development costs begins when the

3D Systems Corporation

Notes to Consolidated Financial Statements — (Continued)

related products are available for use in related systems. Amortization expense, included in cost of sales, amounted to $1,017, $199 and $349 for 2008, 2007 and 2006, respectively, based on the straight-line method using an estimated useful life of one year. Net capitalized software costs aggregated $141, $1,158 and $757 at December 31, 2008, 2007 and 2006, respectively, and are included in intangible assets in the accompanying consolidated balance sheets. The Company capitalized $0, $400, and $142 of software development costs in 2008, 2007 and 2006, respectively, related to development of its V-Flashtm Desktop Modeler.

Contingencies

The Company follows the provisions of SFAS No. 5, “Accounting for Contingencies.” SFAS No. 5 requires that an estimated loss from a loss contingency be accrued by a charge to income if it is both probable that an asset has been impaired or that a liability has been incurred and that the amount of the loss can be reasonably estimated.

Foreign Currency Translation

The Company transacts business globally and is subject to risks associated with fluctuating foreign exchange rates. More than 50% of the Company’s consolidated revenue is derived from sales outside of the U.S. This revenue is generated primarily from the operations of a foreign research and production subsidiary in Switzerland and foreign sales subsidiaries in their respective countries and surrounding geographic areas. This revenue is primarily denominated in each subsidiary’s local functional currency although certain sales are denominated in other currencies, including U.S. dollars or the Euro. These subsidiaries incur most of their expenses (other than intercompany expenses) in their local functional currency. These currencies include Euros, Pounds Sterling, Swiss Francs and Japanese Yen.

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

The Company applies SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137 and SFAS No. 138 (“SFAS No. 133”), to report all derivative instruments on the

3D Systems Corporation

Notes to Consolidated Financial Statements — (Continued)

balance sheet at fair value. The Company has not qualified for hedge accounting; therefore, all gains and losses (realized or unrealized) related to foreign currency derivative instruments are recognized in cost of sales and all gains and losses (realized or unrealized) related to interest rate derivative instruments are recognized in interest and other expense, net in the consolidated statements of operations.

The Company and its subsidiaries conduct business in various countries using both their functional currencies and other currencies to effect cross-border transactions. As a result, they are subject to the risk that fluctuations in foreign exchange rates between the dates that those transactions are entered into and their respective settlement dates will result in a foreign exchange gain or loss. When practicable, the Company endeavors to match assets and liabilities in the same currency on its U.S. balance sheet and those of its subsidiaries in order to reduce these risks. The Company, when it considers it to be appropriate, enters into foreign currency contracts to hedge the exposures arising from those transactions. At December 31, 2008 and 2007 these contracts included contracts for the purchase of currencies other than the U.S. dollar. The purchase contracts related primarily to the procurement of inventory from a third party denominated in Swiss francs.

The dollar equivalent of the foreign currency contracts and their related fair values as of December 31, 2008 and 2007 were as follows:

	Foreign Currency
	Purchase Contracts
	2008	2007

Notional amount	$1,680	$2,905
Fair value	1,699	2,891

Net unrealized gain (loss)	$19	$(14)

The net fair value of all foreign exchange contracts at December 31, 2008 and 2007 reflected a net unrealized gain (loss) of $19 and $(14), respectively. These foreign currency contracts outstanding at December 31, 2008 expired at various times between January 5, 2009 and February 11, 2009. See Note 19 to the Consolidated Financial Statements.

The total impact of foreign currency related items on the consolidated statements of operations was a net gain (loss) of $401, $46 and $(58) for 2008, 2007 and 2006, respectively.

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

3D Systems Corporation

Notes to Consolidated Financial Statements — (Continued)

Advertising Costs

Advertising costs are expensed as incurred. Advertising expenses were $1,250, $1,450 and $1,397 for the years ended December 31, 2008, 2007 and 2006, respectively.

Pension costs

The Company sponsors a retirement benefit for one of its non-U.S. subsidiaries in the form of a defined benefit pension plan. Accounting standards require the cost of providing this pension benefit be measured on an actuarial basis. Actuarial gains and losses resulting from both normal year-to-year changes in valuation assumptions and differences from actual experience are deferred and amortized. The application of these accounting standards requires management to make assumptions and judgments that can significantly affect these measurements. Critical assumptions made by management in performing these actuarial valuations include the selection of the discount rate to determine the present value of the pension obligations that affects the amount of pension expense recorded in any given period. Changes in the discount rate could have a material effect on the Company’s reported pension obligations and related pension expense. See Note 15 to the Consolidated Financial Statements.

Equity Compensation Plans

The Company maintains stock-based compensation plans that are described more fully in Note 14. The Company adopted SFAS No. 123(R) effective January 1, 2006 which requires the recognition of the fair value of share-based compensation. Under the fair value recognition provisions of SFAS No. 123(R), share-based compensation is estimated at the grant date based on the fair value of the awards expected to vest and recognized as expense ratably over the requisite service period of the award. The remainder of the Company’s unvested stock options vested during 2007.

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

The Company provides a valuation allowance for those jurisdictions in which the expiration date of tax benefit carry-forwards or projected taxable earnings leads the Company to conclude that it is not likely that it will be able to realize the tax benefit of those carry-forwards.

The Company adopted FIN 48 as of January 1, 2007. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. Under FIN 48, the impact of an uncertain income tax position on the income tax returns must be recognized at the largest amount that is more-likely-than-not to be required to be recognized upon audit by the relevant taxing authority. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting for interim periods, disclosure and transition issues with respect to tax positions.

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

3D Systems Corporation

Notes to Consolidated Financial Statements — (Continued)

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 introduces a framework for measuring fair value and expands required disclosure about fair value measurements of assets and liabilities. For financial assets and liabilities, SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company adopted the standard for those assets and liabilities as of January 1, 2008, and the impact of adoption was not significant. See Note 19 to the Consolidated Financial Statements.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R provides revised guidance on how acquirers recognize and measure the consideration transferred, identifiable assets acquired, liabilities assumed, non-controlling interests, and goodwill acquired in a business combination. SFAS No. 141R also expands required disclosures surrounding the nature and financial effects of business combinations. SFAS No. 141R is effective, on a prospective basis, for fiscal years beginning after December 15, 2008. The Company is currently assessing the potential impact of SFAS No. 141R on its financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51.” SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008. The Company is currently assessing the potential impact of SFAS No. 160 on its financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS No. 161 expands disclosures but does not change accounting for derivative instruments and hedging activities. The statement will become effective for the Company starting in January 2009. The Company is currently assessing the potential impact of SFAS No. 161 on its financial statements.

In April, 2008 the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.” FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. The objective of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007). FSP 142-3 applies to all intangible assets, whether acquired in a business combination or otherwise, and is effective, on a prospective basis, for fiscal

3D Systems Corporation

Notes to Consolidated Financial Statements — (Continued)

years beginning after December 15, 2008. Early adoption is prohibited. Since this guidance will be applied prospectively, on adoption, there will be no impact to our current consolidated financial statements.

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

The activities that the Company outsourced include assembly of its 3-D printing equipment, its SLA® systems, its SLS® systems and certain other equipment items, the refurbishment of certain used equipment systems and the assembly of field service kits for sale by the Company to its customers.

The Company sells components of its raw materials inventory related to those systems to those third-party suppliers from time to time. Those sales have been recorded in the financial statements as a product financing arrangement under SFAS No. 49, “Accounting for Product Financing Arrangements.” Pursuant to SFAS No. 49, as of December 31, 2008 and December 31, 2007, the Company recorded a non-trade receivable of $35 and $1,076, respectively, classified in prepaid expenses and other current assets on the consolidated balance sheets, reflecting the book value of the inventory sold to the assemblers for which the Company had not received payment. At December 31, 2008 and 2007, $34 and $197, respectively, remained in inventory with a corresponding amount included in accrued liabilities, representing the Company’s non-contractual obligation to repurchase assembled systems and refurbished parts produced from such inventory.

Under these arrangements, the Company generally purchases assembled systems from the assemblers following its receipt of an order from a customer or as needed from the assembler to repair a component or to service equipment. Under certain circumstances, the Company anticipates that it may purchase assembled systems from the assemblers prior to the receipt of an order from a customer. At December 31, 2008 and December 31, 2007, the Company had advanced $0 and $866, respectively, of progress payments to assemblers for systems forecasted to be required for resale to customers. These progress payments were recorded in prepaid expenses and other current assets in the consolidated balance sheets.

Note 4	Inventories

Components of inventories, net at December 31, 2008 and 2007 are as follows:

	2008	2007

Raw materials	$1,635	$835
Inventory held by assemblers	34	197
Work in process	146	126
Finished goods and parts	22,359	21,189

Total cost	24,174	22,347
Less: reserves	(3,156)	(2,306)

Inventories, net	$21,018	$20,041

The balance of parts at December 31, 2008 and 2007 was $11,473 and $8,894, respectively.

3D Systems Corporation

Notes to Consolidated Financial Statements — (Continued)

Note 5	Property and Equipment

Property and equipment at December 31, 2008 and 2007 are summarized as follows:

	2008	2007	Useful Life
			(In years)

Building	$8,566	$8,566	25
Machinery and equipment	27,492	26,469	3-5
Capitalized software — ERP	3,096	3,077	5
Office furniture and equipment	3,404	3,492	5
Leasehold improvements	7,567	7,730	Life of Lease
Rental equipment	1,116	726	5
Construction in progress	298	511	N/A

Total property and equipment	51,539	50,571
Less: Accumulated depreciation and amortization	(27,467)	(29,240)

Total property and equipment, net of accumulated depreciation and amortization	$24,072	$21,331

Depreciation and amortization expense for 2008, 2007 and 2006 was $4,872, $4,296, and $3,389, respectively. Leasehold improvements are amortized on a straight-line basis over the shorter of (i) their estimated useful lives and (ii) the estimated or contractual life of the related lease.

Capitalized leases related to buildings had a cost of $8,496 at December 31, 2008 and 2007. Capitalized leases related to office furniture and equipment had a cost of $542 at December 31, 2008 and 2007.

For the years ended December 31, 2008 and 2007, the Company recognized software amortization expense of $537 and $491, respectively, for enterprise resource planning (“ERP”) system capitalization costs.

In December 2008, the Company completed the sale of its Grand Junction, Colorado facility for $5,500, consisting of $3,500 of cash proceeds (before deducting closing costs) and a $2,000 zero interest, five-year promissory note from the buyer. The property had been held for sale or lease since the Company ceased operations at its Grand Junction facility in April 2006. Following the closing of the Grand Junction facility, approximately $3,454 of assets, net of accumulated depreciation, were reclassified on the Company’s consolidated balance sheet from long-term assets to current assets, where they have been recorded as assets held for sale. See Note 12.

The Company discounted the note receivable by $1,017, reducing the net gain to $636. In accordance with SFAS No. 66, “Accounting for Sales of Real Estate”, we have not recognized this gain on the sale of our Grand Junction facility. The carrying value of the long-term receivable, net of the discount and deferred gain is recorded in “Other assets, net.” In all likelihood only a small portion of the gain will be recognized until the earlier of (i) the sale of the property securing the note by the buyer, or (ii) repayment of the promissory note by the buyer.

3D Systems Corporation

Notes to Consolidated Financial Statements — (Continued)

Note 6	Intangible Assets

(a) Licenses and patent costs at December 31, 2008 and 2007 are summarized as follows:

			Weighted Average
	2008	2007	Useful Life
			(In years)

Licenses, at cost	$5,875	$5,875	1.8
Patent costs	16,078	15,908	4.4

	21,953	21,783
Less: Accumulated amortization	(18,431)	(17,771)

Net licenses and patent costs	$3,522	$4,012

During 2008, 2007 and 2006, the Company capitalized $297, $683 and $506, respectively, for costs incurred to acquire, develop and extend patents in the United States and various other countries. Amortization of such previously capitalized patent costs was $787 in 2008, $1,467 in 2007, and $1,195 in 2006. The Company expects amortization expense with respect to previously capitalized patent costs to be $382 in 2009, $339 in 2010, $315 in 2011, $278 in 2012 and $251 in 2013.

(b) Acquired Technology

Acquired technology at December 31, 2008 and 2007 is summarized as follows:

	2008	2007

Acquired technology	$10,337	$10,391
Less: Accumulated amortization	(10,337)	(10,391)

Net acquired technology	$—	$—

Acquired technology, which was purchased in 2001 in connection with the DTM Corporation acquisition, became fully amortized in 2007. In 2008, 2007 and 2006, the Company amortized $0, $948, and $1,517, respectively, of acquired technology. Acquired technology and the related accumulated amortization each decreased $54 in 2008 for the effect of foreign currency exchange rates reflecting the impact of amounts recorded in currencies other than the U.S. dollar on the financial statements.

(c) Other Intangible Assets

The Company had $141 and $1,158 of other net intangible assets, including internally developed software, as of December 31, 2008 and 2007, respectively. Amortization expense related to such intangible assets was $1,017, $279, and $429 for the years ended December 31, 2008, 2007 and 2006, respectively.

Note 7	Goodwill

The following are the changes in the carrying amount of goodwill by geographic reporting unit:

			Asia-
	U.S.	Europe	Pacific	Total

Balance at January 1, 2007	$18,605	$21,332	$6,930	$46,867
Effect of foreign currency exchange rates	—	815	—	815

Balance at December 31, 2007	18,605	22,147	6,930	47,682
Effect of foreign currency exchange rates	—	328	—	328

Balance at December 31, 2008	$18,605	$22,475	$6,930	$48,010

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

The Company sponsors a Section 401(k) plan (the “Plan”) covering substantially all of its eligible U.S. employees. The Plan entitles eligible employees to make contributions to the Plan after meeting certain eligibility requirements. Contributions are limited to the maximum contribution allowances permitted under the Internal Revenue Code. The Company matches 50% of the employee contributions up to a maximum as set forth in the Plan. The Company may also make discretionary contributions to the Plan, which would be allocable to participants in accordance with the Plan. For the years ended December 31, 2008, 2007 and 2006, the Company expensed $206, $213 and $222, respectively, for contributions to the 401(k) Plan.

Note 9	Accrued and Other Liabilities

Accrued liabilities at December 31, 2008 and 2007 are as follows:

	2008	2007

Compensation and benefits	$2,239	$4,916
Vendor accruals	1,880	2,848
Accrued professional fees	1,064	1,287
Accrued taxes	1,148	1,381
Royalties payable	297	645
Non-contractual obligation to repurchase inventory held by assemblers. See Note 3	34	197
Accrued interest	54	74
Accrued other	1,341	900

	$8,057	$12,248

Other liabilities at December 31, 2008 and 2007 are summarized below.

	2008	2007

Defined benefit pension obligation. See Note 15	$2,801	$2,367
Other long-term liabilities	476	1,871

	$3,277	$4,238

Note 10	Restructuring and Related Costs

The Company incurred no restructuring and related costs during the years ended December 31, 2008 and 2007.

Restructuring costs were $6,646 in 2006, related to the Company moving its corporate headquarters, principal R&D activities and all other key corporate support functions into a new facility in Rock Hill, South Carolina. Early in 2006, the Company opened an interim facility in Rock Hill, began to hire employees to replace departing employees and replicated functions in Rock Hill that were previously being performed at the Company’s Valencia and Grand Junction facilities. The Company also began work on exiting and disposing of

3D Systems Corporation

Notes to Consolidated Financial Statements — (Continued)

its Valencia and Grand Junction facilities. The Company vacated its Grand Junction facility in 2006 (sold in 2008) and its former Valencia headquarters in January 2008.

All costs incurred in connection with these restructuring activities were expensed as incurred and included as other restructuring and related costs in the accompanying consolidated statements of operations. During 2006, the Company accrued an additional $30 for prior facility closure, which was utilized in 2007.

	Balance			Balance			Balance
	December 31,	2007	2007	December 31,	2008	2008	December 31,
	2006	Charges	Utilization	2007	Charges	Utilization	2008

Prior closure costs	$30	$—	$(30)	$—	$—	$—	$—
Severance costs	—	—	—	—	—	—	—
Restructuring costs	—	—	—	—	—	—	—

Total severance and other restructuring costs	$30	$—	$(30)	$—	$—	$—	$—

Note 11	Financial Instruments

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

The carrying amounts and fair values of the Company’s other financial instruments at December 31, 2008 and 2007 were as follows:

	2008		2007
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(Dollars in thousands)

Financial assets:
Grand Junction note receivable	$983	$983	—	—

Financial liabilities:
Industrial development bonds	$3,085	$3,085	$3,325	$3,325
Capitalized lease obligations	8,662	8,859	8,844	9,064

Total debt	$11,747	$11,944	$12,169	$12,389

No adjustment was necessary to reflect the fair value of the Grand Junction note receivable as the transaction closed in late December, 2008. No adjustment was necessary to reflect fair value of the industrial development bonds due to the floating-rate nature of those bonds, interest on which varies weekly.

The fair value of the amounts outstanding under the capitalized lease obligations was calculated at December 31, 2008 and 2007 using a 6.76% and 6.74% interest rate, respectively, to discount the capital lease obligations. These discount rates were derived by taking the risk-free interest rate for similar maturities and adding an estimated risk premium intended to reflect the credit risk. See Note 22 to the Consolidated Financial Statements.

The foregoing estimates are subjective and involve uncertainties and matters of significant judgment. Changes in assumptions could significantly affect the Company’s estimates.

3D Systems Corporation

Notes to Consolidated Financial Statements — (Continued)

Note 12	Borrowings

Total outstanding borrowings at December 31, 2008 and 2007 were as follows:

	2008	2007

Industrial development bonds	$3,085	$3,325

Total current debt	$3,085	$3,325

Long-term debt	$—	$—

Total debt	$3,085	$3,325

Industrial development bonds

The Company’s Grand Junction, Colorado facility was financed by industrial development bonds in the original aggregate principal amount of $4,900. At December 31, 2008 and 2007, the outstanding principal amount of these bonds was $3,085 and $3,325, respectively. The interest rate at December 31, 2008 and 2007 was 1.28% and 3.52%, respectively.

As discussed elsewhere, in December 2008 we completed the sale of our Grand Junction, Colorado facility for $5,500. The property had been held for sale or lease since the Company ceased operations at its Grand Junction facility in April 2006. Following cessation of operations at the Grand Junction facility, the Company reclassified these bonds from long-term debt to current installments of long-term debt. Upon the sale, the Company fully collateralized the repayment of the industrial development bonds, including interest and other amounts due through the redemption date, with a portion of the sale proceeds and the $1,200 of restricted cash previously held by the trustee.

The Company gave the required 35-day notice and redeemed the remaining outstanding bonds, plus accrued interest through the redemption date, in accordance with their terms on January 28, 2009.

The following assets and liabilities related to the Grand Junction facility were classified as current assets or liabilities on the balance sheet at December 31, 2008 and 2007 as follows:

	2008	2007

Current assets:
Assets held for sale	$—	$3,454
Restricted cash	3,161	1,200
Current liabilities:
Industrial development bonds	$3,085	$3,325

Such restricted cash was held on deposit as security for the Company’s obligations under the industrial development bonds discussed above, and therefore was not available to the Company for its general use.

Interest expense totaled $918 in 2008 compared to $1,830 in 2007 and $1,645 in 2006, while interest income totaled $526 in 2008 compared to $1,001 in 2007 and $578, all reflecting the effect of lower interest rates in 2008. Other expense totaled $379 in 2008 compared to $292 in 2007 and $343 in 2006.

Note 13	Preferred Stock

The Company had 5,000 shares of preferred stock that were authorized but unissued at December 31, 2008 and 2007. In connection with the stockholders’ rights plan approved by the Company’s Board of Directors in December 2008, 1,000 shares of such preferred stock were authorized but unissued as Series A Preferred Stock.

3D Systems Corporation

Notes to Consolidated Financial Statements — (Continued)

Note 14	Stock-Based Compensation and Stockholders’ Rights Plan

Stock based compensation expense for vesting options was $0 and $678 for the years ended December 31, 2008 and 2007, respectively. The Company recorded a $548 charge to operations in 2006 for stock-based compensation related to options granted from 1998 through 2004. The portion of such amount allocable to each of the years 2006 and prior is not material to the results of operations of any year nor is the cumulative amount material to the consolidated financial statements for the year ended 2006.

Effective May 19, 2004, the Company adopted its 2004 Incentive Stock Plan (the “2004 Stock Plan”) and its 2004 Restricted Stock Plan for Non-Employee Directors (the “2004 Director Plan”). Effective upon the adoption of these Plans, all of the Company’s previous stock option plans terminated, except for the Company’s 1998 Employee Stock Purchase Plan discussed below, except with respect to options outstanding under those plans. As of December 31, 2008 and 2007, the aggregate number of shares of common stock underlying outstanding options issued under all previous stock option plans was 886 and 1,084, respectively, at an average exercise price per share of $9.12 and $8.78, respectively, with expiration dates through November 3, 2013.

A maximum of 1,000 shares of common stock are reserved for issuance under the 2004 Stock Plan, subject to adjustment in accordance with the terms of the 2004 Stock Plan. Total awards issued under this plan, net of repurchases, amounted to 12 shares of restricted stock in 2008, 46 shares of restricted stock in 2007, and 121 shares of restricted stock in 2006. The Company estimated the future value associated with awards granted in 2008, 2007, and 2006 as $542, $1,384, and $2,833, respectively, which is calculated based on the fair market value of the common stock on the date of grant less the amount paid by the recipient and is expensed over the vesting period of each award. The compensation expense recognized in 2008, 2007, and 2006 was $1,216, $1,677, and $1,044, respectively. Each of these awards was made with a vesting period of three years from the date of grant and required the recipient to pay $1.00 for each share awarded in fiscal years 2006 and 2007. In 2008, recipients were required to pay the lesser of $1.00 for each share or an amount equal to ten percent of the fair market value of the Company’s common stock per share at the date of grant, at prices ranging from $0.67 to $1.00.

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

The 2004 Director Plan provides for the grant of up to 200 shares of common stock to non-employee directors (as defined in the Plan) of the Company, subject to adjustment in accordance with the terms of the Plan. The purpose of this Plan is to attract, retain and motivate non-employee directors of exceptional ability and to promote the common interests of directors and stockholders in enhancing the value of the Company’s common stock. Each non-employee director of the Company is eligible to participate in this Plan upon their election to the Board of Directors. The Plan provides for initial grants of 1 shares of common stock to each newly elected non-employee director, annual grants of 3 shares of common stock as of the close of business on the date of each annual meeting of stockholders, and interim grants of 3 shares of common stock, or a pro rata portion thereof, to non-employee directors elected at meetings other than the annual meeting. The issue price of common stock awarded under this Plan is equal to the par value per share of the common stock. The Company accounts for the fair value of awards of common stock made under this Plan, net of the issue price, as director compensation expense in the period in which the award is made. During the years ended

3D Systems Corporation

Notes to Consolidated Financial Statements — (Continued)

December 31, 2008, 2007, and 2006, the Company recorded $221, $314,and $372, respectively, as director compensation expense in connection with awards of 24 shares in 2008, 15 shares in 2007 and 18 shares in 2006 of common stock made to the non-employee directors of the Company pursuant to this Plan.

As of December 31, 2008, 107 and 662 shares of common stock were available for future grants under the 2004 Director Plan and the 2004 Stock Plan, respectively. The status of the Company’s stock options is summarized below:

	2008		2007		2006
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price
	(Shares and options in thousands)

Outstanding at beginning of year	1,084	$8.78	1,356	$9.16	1,688	$9.39
Granted	—	—	—	—	—	—
Exercised	(161)	6.73	(269)	10.62	(287)	9.04
Lapsed or canceled	(37)	9.39	(3)	14.95	(45)	18.74

Outstanding at end of year	886	$9.12	1,084	$8.78	1,356	$9.16

Options exercisable at end of year	886		1,084		1,231
Shares available for future option grants	662		729		774

The following table summarizes information about stock options outstanding at December 31, 2008:

	Options Outstanding
		Weighted		Options Exercisable
		Average	Weighted		Weighted
		Remaining	Average		Average
	Options	Contractual	Exercise	Options	Exercise
Range:	Outstanding	Life (Years)	Price	Outstanding	Price
	(Options in thousands)

$5.00 to $9.99	611	4.55	$7.21	611	$7.21
$10.00 to $14.99	165	2.75	12.01	165	12.01
$15.00 to $19.99	110	2.57	15.40	110	15.40

	886	3.97	$9.12	886	$9.12

The intrinsic value of the Company’s outstanding 886 stock options amounted to $519 at December 31, 2008.

In December 2008, the Company’s Board of Directors adopted a stockholder rights plan (the “Rights Plan”) and declared a dividend of one right for each share of the Company’s Common Stock held by stockholders of record as of the close of business on December 22, 2008. In addition, these rights shall be issued in respect of all shares of Common Stock issued after such date. Initially, these rights will not be exercisable and will trade with the shares of the Company’s Common Stock. Under the Rights Plan, these rights will generally be exercisable only if a person or group acquires or commences a tender or exchange offer for 15 percent or more of the Company’s Common Stock (including, for this purpose, Common Stock involved in derivative transactions or securities). If the rights become exercisable, each right will permit its holder to purchase from the Company one one-hundredth of a share of Series A Preferred Stock for the exercise price of $55.00 per right (subject to adjustment as provided in the Rights Plan). The Rights Plan also contains customary “flip-in” and “flip-over” provisions such that if a person or group acquires beneficial ownership of 15 percent or more of the Company’s Common Stock, each right will permit its holder, other than the acquiring person or group, to purchase shares of the Company’s Common Stock for a price equal to

3D Systems Corporation

Notes to Consolidated Financial Statements — (Continued)

the quotient obtained by dividing $55.00 per right (subject to adjustment as provided in the plan) by one-half of the then current market price of the Company’s Common Stock. In addition, if, after a person acquires such ownership, the Company is later acquired in a merger or similar transaction, each right will permit its holder, other than the acquiring person or group, to purchase shares of the acquiring corporation’s stock for a price equal to the quotient obtained by dividing $55.00 per right (subject to adjustment as provided in the plan) by one-half of the then current market price of the acquiring company’s Common Stock, based on the market price of the acquiring corporation’s stock prior to such merger.

Note 15	International Retirement Plans

The Company sponsors a non-contributory defined benefit pension plan for certain employees of a non-U.S. subsidiary initiated by a predecessor of the Company. The Company maintains insurance contracts that provide an annuity that is used to fund the current obligations under this plan. The net present value of that annuity was $2,042 and $1,910 as of December 31, 2008 and 2007, respectively. The net present value of that annuity is included in Other assets on the Company’s consolidated balance sheet at December 31, 2008 and 2007.

The following table provides a reconciliation of the changes in the projected benefit obligation for the years ended December 31, 2008 and 2007:

	2008	2007

Reconciliation of benefit obligations:
Obligations as of January 1	$2,787	$2,708
Service cost	204	227
Interest cost	154	131
Actuarial gains	(109)	(538)
Benefit payments	(44)	(36)
Effect of foreign currency exchange rate changes	(148)	295

Obligations as of December 31	$2,844	$2,787

Funded status as of December 31 (net of tax benefit)	$(2,844)	$(2,787)

The projected benefit obligation in the table above includes $109, $538 and $356 of unrecognized net gain for the years ended December 31, 2008, 2007 and 2006, respectively. At December 31, 2008, the Company recorded this $109 gain, net of a $29 tax provision, as an $80 adjustment to Accumulated other comprehensive income in accordance with SFAS No. 158. At December 31, 2007, the Company recorded this $538 gain, net of a $156 tax provision, as a $382 adjustment to Accumulated other comprehensive income in accordance with SFAS No. 158. At December 31, 2006 the Company recorded this $356 of unrecognized loss, net of an $89 tax benefit, as a $267 adjustment to Accumulated other comprehensive income.

The Company has recognized the following amounts in the consolidated balance sheets at December 31, 2008 and 2007:

	2008	2007

Accrued liabilities	$43	$420
Other liabilities	2,801	2,367
Accumulated other comprehensive income	195	115

Total	$3,039	$2,902

3D Systems Corporation

Notes to Consolidated Financial Statements — (Continued)

The following projected benefit obligation and accumulated benefit obligation were estimated as of December 31, 2008 and 2007:

	2008	2007

Projected benefit obligation	$2,844	$2,787

Accumulated benefit obligation	$2,646	$2,433

The following table shows the components of net periodic benefit costs and other amounts recognized in other comprehensive income:

	2008	2007

Net periodic benefit cost:
Service cost	$204	$227
Interest cost	154	131

Total	$358	$358

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net gain	$80	$382
Amortization of net gains (losses)	—	(5)

Total	$80	$377

Total expense (income) recognized in net periodic benefit cost and other comprehensive income	$278	$(19)

Following are assumptions used to determine benefit obligations as of December 31:

	2008	2007

Discount rate	5.85%	5.60%
Rate of compensation	1.50%	1.50%

The following benefit payments, including expected future service cost, are expected to be paid:

Estimated future benefit payments:
2009	$75
2010	76
2011	130
2012	133
2013	161
2014 and thereafter	909

Note 16	Warranty Contracts

The Company provides product warranties for up to one year as part of sales transactions for certain of its systems. Warranty revenue is recognized ratably over the term of the warranties, which is the period during which the related costs are incurred. This warranty provides the customer with maintenance on the equipment during the warranty period and provides for certain repair, labor and replacement parts that may be required.

3D Systems Corporation

Notes to Consolidated Financial Statements — (Continued)

In connection with this activity, the Company recognized warranty revenue and incurred warranty costs as shown in the table below:

Warranty Revenue Recognition

	Beginning Balance	Warranty	Warranty	Ending Balance
	Deferred Warranty	Revenue	Revenue	Deferred Warranty
	Revenue	Deferred	Recognized	Revenue

Year Ended December 31,
2008	$4,340	$5,058	$(6,323)	$3,075
2007	3,723	6,700	(6,083)	4,340
2006	3,569	6,005	(5,851)	3,723

Warranty Costs Incurred

		Labor and
	Materials	Overhead	Total

Year Ended December 31,
2008	$2,580	$3,619	$6,199
2007	2,463	3,009	5,472
2006	3,034	4,117	7,151

Note 17	Computation of Net Loss per Share

The following is a reconciliation of the numerator and denominator of the basic and diluted loss per share computations for the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006

Numerator:
Net loss available to common stockholders — numerator for basic net loss per share	$(6,154)	$(6,740)	$(30,694)
Add: Effect of dilutive securities
Stock options, other equity compensation, convertible redeemable preferred stock and debentures	—	—	—

Net loss available to common stockholders — numerator for dilutive net loss per share	$(6,154)	$(6,740)	$(30,694)

Denominator:
Denominator for basic net loss per share-weighted average shares	22,352	20,631	17,306
Add: Effect of dilutive securities
Stock options, other equity compensation, convertible redeemable preferred stock and debentures	—	—	—

Denominator for dilutive net loss per share	22,352	20,631	17,306

Loss per share
Basic	$(0.28)	$(0.33)	$(1.77)

Diluted	$(0.28)	$(0.33)	$(1.77)

3D Systems Corporation

Notes to Consolidated Financial Statements — (Continued)

For the years ended December 31, 2008, 2007 and 2006, potentially dilutive shares of 531, 1,084 and 2,739, respectively, were excluded from the calculation of potentially dilutive shares for those years because their effect would have been anti-dilutive.

Note 18	Supplemental Cash Flow Information

	2008	2007	2006

Interest payments	$939	$1,833	$1,522
Income tax payments	692	1,776	1,064
Non-cash items:
Acquisition of property and equipment via capitalized leases	—	—	9,038
Conversion of 6% convertible subordinated debentures	—	15,354	7,250
Conversion of Series B convertible redeemable preferred stock	—	—	15,242
Accrued dividends on preferred stock	—	—	1,003
Transfer of equipment from inventory to property and equipment(a)	4,615	1,644	2,602
Transfer of equipment to inventory from property and equipment(b)	2,395	946	3,064

(a)	Inventory is transferred from inventory to property and equipment at cost when the Company requires additional machines for training, demonstration and short-term rentals.

(b)	In general, an asset is transferred from property and equipment into inventory at its net book value when the Company has identified a potential sale for a used machine. The machine is removed from inventory upon recognition of the sale.

Note 19	Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157,“Fair Value Measurements.” SFAS No. 157 introduced a framework for measuring fair value and expanded required disclosure about fair value measurement of assets and liabilities. For financial assets and liabilities, SFAS No. 157 was effective for fiscal years beginning after November 15, 2007. The Company adopted the standard for those assets and liabilities as of January 1, 2008, and the impact of adoption was not significant.

SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS No. 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs that may be used to measure fair value:

Level 1 — Quoted prices in active markets for identical assets or liabilities;

Level 2 — Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; or

Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

3D Systems Corporation

Notes to Consolidated Financial Statements — (Continued)

	Level 1	Level 2	Level 3	Total

Description
Cash equivalents	$17,153	$—	$—	$17,153
Currency derivative contracts(1)	1,699	—	—	1,699

Total	$18,852	$—	$—	$18,852

(1)	Unrealized gains or losses on derivatives are recorded in the statement of operations at each measurement date.

The fair market value of Level 1 currency derivative contracts at December 31, 2008 and December 31, 2007 was as follows:

	Foreign Currency
	Purchase Contracts
	2008	2007

Notional amount	$1,680	$2,905
Fair value	1,699	2,891

Net unrealized gain (loss)	$19	$(14)

Note 20	Income Taxes

The components of the Company’s income (loss) before income taxes are as follows:

	2008	2007	2006

Income (loss) before income taxes:
Domestic	$(11,047)	$(9,140)	$(30,817)
Foreign	5,187	2,891	3,716

Total	$(5,860)	$(6,249)	$(27,101)

The components of income tax provision for the years ended December 31, 2008, 2007 and 2006 are as follows:

	2008	2007	2006

Current:
U.S. federal	$(97)	$—	$(56)
State	17	—	14
Foreign	617	759	469

Total	537	759	427

Deferred:
U.S. federal	—	—	2,500
State	—	—	—
Foreign	(243)	(268)	(748)

Total	(243)	(268)	1,752

Total income tax provision	$294	$491	$2,179

3D Systems Corporation

Notes to Consolidated Financial Statements — (Continued)

The overall effective tax rate differs from the statutory federal tax rate for the years ended December 31, 2008, 2007 and 2006 as follows:

	2008	2007	2006

% of Pretax Income (Loss)
Tax provision based on the federal statutory rate	35.0%	35.0%	35.0%
Change in valuation allowances(1)	(46.0)	(35.2)	(60.2)
Deemed income related to foreign operations(1)	(23.9)	(15.9)	—
Non-deductible expenses	3.4	(4.7)	0.5
State taxes, net of federal benefit, before valuation allowance	6.5	6.5	6.6
Impact of foreign tax settlement	20.2	—	—
Return to provision adjustments, foreign current and deferred balances	(2.4)	6.6	9.1
Foreign income tax rate differential	2.7	0.9	—
Other	(0.5)	(1.1)	1.0

Effective tax rate	(5.0)%	(7.9)%	(8.0)%

(1)	2007 amounts have been changed to conform with the 2008 presentation

The difference between the Company’s effective tax rates for 2008, 2007 and 2006 and the federal statutory rate resulted primarily from the favorable settlement of a tax audit for the years 2000 to 2005 with a foreign tax authority. This settlement reduced 2008 income tax expense by $1,185, as amounts owing under the settlement are less than the estimated amounts previously recorded by the Company. The settlement allows the Company to recognize tax loss carry-forwards, resulting in an increase in our deferred tax asset of $911. In addition, the difference in the effective tax rates and the federal statutory rate also were affected by changes in the valuation allowances discussed below.

In 2008, the Company’s valuation allowance against net deferred income tax assets increased by $26. This increase consisted of a $151 increase against the U.S. deferred income tax assets and a $125 decrease in the valuation allowance against foreign deferred income tax assets. The increase in the valuation allowance against the net U.S. deferred income tax assets resulted primarily from the increase in the Company’s domestic net operating losses. In 2007, the Company’s valuation allowance against net deferred income tax assets decreased by $817. This decrease consisted of a $2,177 increase against the U.S. deferred income tax assets and a $2,994 decrease in the valuation allowance against foreign deferred income tax assets. The increase in the valuation allowance against the net U.S. deferred income tax assets resulted primarily from the increase in the Company’s domestic net operating losses.

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

In light of the improvement in the Company’s foreign operations and management’s adoption of transfer pricing strategies that should result in future foreign taxable income, the Company determined at December 31, 2007 and 2006 that it is more likely than not that it would be able to utilize a portion of its deferred income tax assets attributable to foreign income taxes, and the Company accordingly reversed $389 and $748 of its valuation allowance and recognized a corresponding benefit against its income tax provision in the consolidated statement of operations for the years ended December 31, 2007 and 2006, respectively.

3D Systems Corporation

Notes to Consolidated Financial Statements — (Continued)

The components of the Company’s net deferred income tax assets at December 31, 2008 and 2007 are as follows:

	2008	2007

Deferred income tax assets:
Tax credit carry-forwards	$6,465	$6,435
Net operating loss carry-forwards	27,803	25,979
Reserves and allowances	2,314	2,077
Accrued liabilities	478	1,429
Intangibles	2,323	2,142
Stock options and awards	1,803	1,703
Deferred lease revenue	74	230
Deferred revenue	19	55

Gross deferred income tax assets	41,279	40,050
Valuation allowance	(38,326)	(38,300)

Total deferred income tax assets	2,953	1,750
Deferred income tax liabilities:
Property, plant & equipment	2,018	1,057

Total deferred income tax liabilities	2,018	1,057

Net deferred income tax assets	$935	$693

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

At December 31, 2008, $27,803 of the Company’s deferred income tax assets was attributable to $124,924 of net operating loss carry-forwards, which consisted of $70,963 of loss carry-forwards for U.S. federal income tax purposes, $51,689 of loss carry-forwards for U.S. state income tax purposes and $2,272 of loss carry-forwards for foreign income tax purposes.

At December 31, 2007, $25,979 of the Company’s deferred income tax assets was attributable to $114,324 of net operating loss carry-forwards, which consisted of $67,256 of loss carry-forwards for U.S. federal income tax purposes, $45,922 of loss carry-forwards for U.S. state income tax purposes and $1,146 of loss carry-forwards for foreign income tax purposes.

The Federal net operating loss carry-forwards set forth above exclude deductions for the exercise of stock options. The net operating loss attributable to the excess of the tax deduction for the exercise of the stock options over the cumulative expense that would be recorded under FAS 123(R) in the financial statements is not recorded as a deferred income tax asset. The benefit of the excess deduction of $6,603 will be recorded to additional paid-in capital when the Company realizes a reduction in its current taxes payable.

At December 31, 2008 and 2007, approximately $5,897 of the federal net operating loss carry-forwards were acquired as part of the DTM acquisition in 2001 and are subject to the annual limitation of loss deduction pursuant to Section 382 of the Internal Revenue Code of 1986, as amended. The net operating loss carry-forwards acquired as part of the DTM acquisition and certain loss carry-forwards for U.S. federal income tax purposes will begin to expire in 2017, and certain loss carry-forwards for U.S. state income tax purposes begin to expire in 2009. In addition, certain loss carry-forwards for foreign income tax purposes will begin to expire in 2017 and certain other loss carry-forwards for foreign purposes do not expire. Ultimate

3D Systems Corporation

Notes to Consolidated Financial Statements — (Continued)

utilization of these loss carry-forwards depends on future taxable earnings of the Company and its subsidiaries.

At December 31, 2008, tax credit carry-forwards included in the Company’s deferred income tax assets consisted of $3,049 of research and experimentation tax credit carry-forwards for U.S. federal income tax purposes, $2,563 of such tax credit carry-forwards for U.S. state income tax purposes, $515 of alternative minimum tax credit carry-forwards for U.S. federal income tax purposes and $338 of other state tax credits. At December 31, 2007, tax credit carry-forwards included in the Company’s deferred income tax assets consisted of $3,122 of research and experimentation tax credit carry-forwards for U.S. federal income tax purposes, $2,537 of such tax credit carry-forwards for U.S. state income tax purposes, $515 of alternative minimum tax credit carry-forwards for U.S. federal income tax purposes, $58 of other federal tax credits and $203 of other state tax credits. The alternative minimum tax credits and the state research and experimentation tax credits do not expire.

The Company has not provided for any taxes on approximately $4,762 of unremitted earnings of its foreign subsidiaries, as the Company intends to permanently reinvest all such earnings outside of the U.S. Quantifying the deferred tax liability, if any, associated with these undistributed earnings is not practical.

As a result of adoption of FIN 48, at January 1, 2007, the Company had recognized a $1,208 increase to its accumulated deficit in earnings that consisted of a $323 reduction in its deferred tax assets and the recording of an $885 long-term income tax payable in its consolidated balance sheet. In addition, the Company would have recognized a $3,734 increase to deferred tax assets for unrecognized benefits related to positions taken in prior periods, which would have affected accumulated deficit in earnings if it had not made, which it did, a corresponding increase in the valuation allowance maintained in its consolidated financial statements. For the years ended December 31, 2008 and 2007, the Company decreased its FIN 48 reserve by $521 and $3, and increased its unrecognized benefits by $289 and $267, respectively. The Company does not anticipate any additional unrecognized tax benefits during the next twelve months that would result in a material change to its consolidated financial position.

Unrecognized Tax Benefits	2008	2007

Balance at January 1	$2,790	$2,526
Increases related to prior year tax positions	373	60
Decreases related to prior year tax positions	(59)	(189)
Increases related to current year tax positions	—	5
Decreases related to current year tax positions	(9)	(339)
Decreases in unrecognized liability due to settlements with foreign tax authorities	(16)	727

Balance at December 31	$3,079	$2,790

The Company includes interest and penalties accrued in accordance with FIN 48 in the consolidated financial statements as a component of income tax expense.

The principal tax jurisdictions in which the Company files income tax returns are the United States, France, Germany, Japan, Italy, Switzerland and the United Kingdom. Tax years 2005 through 2008 remain subject to examination by the U.S. Internal Revenue Service. Should the Company utilize any of its U.S. loss carry- forwards, its losses, which date back to 1997, would be subject to examination. The Company’s non-U.S. subsidiaries tax returns are open to possible examination beginning in the year shown in parentheses in the following countries: France (2004), Germany (2006), Japan (2003), Italy (2004), Switzerland (2004) and United Kingdom (2006).

3D Systems Corporation

Notes to Consolidated Financial Statements — (Continued)

Note 21	Segment Information

The Company operates in one reportable business segment in which it develops, manufactures and markets worldwide 3-D printing, rapid prototyping and manufacturing systems designed to reduce the time it takes to produce three-dimensional objects. The Company conducts its business through subsidiaries in the U.S, a subsidiary in Switzerland that operates a research and production facility and sales and service offices operated by subsidiaries in the European Community (France, Germany, the United Kingdom, Italy and Switzerland) and in Asia (Japan and Hong Kong.) The Company has historically disclosed summarized financial information for the geographic areas of operations as if they were segments in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

Such summarized financial information concerning the Company’s geographical operations is shown in the following tables:

	2008	2007	2006

Revenue from unaffiliated customers:
United States	$54,766	$65,502	$58,646
Germany	32,307	34,773	24,144
Other Europe	29,807	34,047	29,740
Asia Pacific	22,060	22,194	22,290

Total	$138,940	$156,516	$134,820

The Company’s revenue from unaffiliated customers by type is as follows:

	2008	2007	2006

Systems and other products	$41,323	$58,178	$46,463
Materials	62,290	61,969	52,062
Services	35,327	36,369	36,295

Total revenue	$138,940	$156,516	$134,820

Intercompany sales were as follows:

	Year Ended December 31, 2008
	Intercompany Sales to
	United		Other	Asia
	States	Germany	Europe	Pacific	Total

United States	$—	$19,670	$11,677	$12,988	$44,335
Germany	1,406	—	5,873	—	7,279
Other Europe	6,766	236	—	1	7,003
Asia Pacific	—	—	—	—	—

Total	$8,172	$19,906	$17,550	$12,989	$58,617

	Year Ended December 31, 2007
	Intercompany Sales to
	United		Other	Asia
	States	Germany	Europe	Pacific	Total

United States	$—	$21,333	$11,797	$15,783	$48,913
Germany	445	—	6,793	90	7,328
Other Europe	6,973	260	—	—	7,233
Asia Pacific	—	—	—	—	—

Total	$7,418	$21,593	$18,590	$15,873	$63,474

3D Systems Corporation

Notes to Consolidated Financial Statements — (Continued)

	Year Ended December 31, 2006
	Intercompany Sales to
	United		Other	Asia
	States	Germany	Europe	Pacific	Total

United States	$—	$15,201	$12,271	$13,609	$41,081
Germany	266	—	3,593	301	4,160
Other Europe	5,722	145	—	61	5,928
Asia Pacific	—	—	—	—	—

Total	$5,988	$15,346	$15,864	$13,971	$51,169

	2008	2007	2006

Income (loss) from operations:
United States	$(10,656)	$(9,924)	$(28,888)
Germany	1,080	430	1,608
Other Europe	2,373	1,110	1,621
Asia Pacific	1,764	2,127	1,770

Subtotal	(5,439)	(6,257)	(23,889)
Inter-segment elimination	349	1,128	(1,802)

Total	$(5,090)	$(5,129)	$(25,691)

	2008	2007

Assets:
United States	$61,974	$79,691
Germany	25,762	24,279
Other Europe	43,396	48,459
Asia Pacific	21,870	14,956

Total	$153,002	$167,385

	2008	2007	2006

Depreciation and amortization:
United States	$5,830	$6,216	$5,668
Germany	287	379	324
Other Europe	362	309	334
Asia Pacific	197	66	203

Total	$6,676	$6,970	$6,529

	2008	2007

Long-lived assets:
United States	$20,867	$27,341
Germany	15,235	12,627
Other Europe	28,611	29,397
Asia Pacific	13,986	7,399

Total	$78,699	$76,764

3D Systems Corporation

Notes to Consolidated Financial Statements — (Continued)

	2008	2007	2006

Capital expenditures:
North America	$3,162	$854	$9,114
Germany	596	21	541
Other Europe	1,024	39	445
Asia Pacific	1,029	32	—

Total	$5,811	$946	$10,100

Note 22	Lease Obligations

The Company leases certain of its facilities and equipment under capitalized leases and other facilities and equipment under non-cancelable operating leases. The leases are generally on a net-rent basis, under which the Company pays taxes, maintenance and insurance. Leases that expire at various dates through 2031 are expected to be renewed or replaced by leases on other properties. Rental expense for the years ended December 31, 2008, 2007 and 2006 aggregated $1,843, $2,702 and $2,367, respectively.

The Company’s future minimum lease payments as of December 31, 2008 under capitalized leases and non-cancelable operating leases, with initial or remaining lease terms in excess of one year, were as follows:

	Capitalized	Operating
	Leases	Leases

Years ending December 31:
2009	$795	$1,309
2010	795	845
2011	786	687
2012	701	417
2013	701	192
Later years	13,701	—

Total minimum lease payments	17,479	$3,450

Less amounts representing imputed interest	(8,817)

Present value of minimum lease payments	8,662
Less current portion of capitalized lease obligations	(195)

Capitalized lease obligations, excluding current portion	$8,467

Rock Hill Facility

The Company took occupancy of its current headquarters and research and development facility in November 2006. The Company leases that facility pursuant to a lease agreement with KDC-Carolina Investments 3, LP. After its initial term ending August 31, 2021, the lease provides the Company with the option to renew the lease for two additional five-year terms. The lease also grants the Company the right to cause KDC, subject to certain terms and conditions, to expand the leased premises during the term of the lease, in which case the term of the lease would be extended. The lease is a triple net lease and provides for the payment of base rent of approximately $0.1 million in 2006, $0.7 million annually from 2007 through 2020, including rent escalations in 2011 and 2016, and $0.5 million in 2021. Under the terms of the lease, the Company is obligated to pay all taxes, insurance, utilities and other operating costs with respect to the leased premises. The lease also grants the Company the right to purchase the leased premises and undeveloped land

3D Systems Corporation

Notes to Consolidated Financial Statements — (Continued)

surrounding the leased premises on terms and conditions described more particularly in the lease. This lease is recorded as a capitalized lease obligation under Statement of Financial Accounting Standards No. 13, “Accounting for Leases.” The implicit interest rate at December 31, 2008 and 2007 was 6.93%.

Furniture and Fixtures Lease

In November 2006, the Company entered into a lease financing with a financial institution covering office furniture and fixtures. In accordance with SFAS No. 13, the Company has recorded this lease as a capitalized lease. The terms of the lease require the Company to make monthly payments through October 2011. The implicit interest rate at December 31, 2008 and 2007 was 8.05%.

Note 23	Contingencies

On March 14, 2008, DSM Desotech Inc. filed a complaint in an action titled DSM Desotech Inc. v. 3D Systems Corporation in the United States District Court for the Northern District of Illinois (Eastern Division) asserting that the Company engaged in anticompetitive behavior with respect to resins used in large-frame stereolithography machines. The complaint further asserts that the Company is infringing upon two of DSM Desotech’s patents relating to stereolithography machines. We understand that DSM Desotech estimates the damages associated with its claims to be in excess of $40 million.

On or about June 6, 2008, the Company filed a motion to dismiss the non-patent causes of action. This motion to dismiss was granted in part and denied in part on January 26, 2009, with leave granted to DSM Desotech to amend its complaint with respect to the dismissed claims. The Company filed an answer to DSM Desotech’s competition and patent claims in which it denied the material allegations of those claims and asserted various defenses and counterclaims. In view of the Court’s decision of January 26, 2009, discovery is proceeding on the claims pending in this case. On March 2, 2009, DSM Desotech filed a second amended complaint in which, among other things, it reasserts the claims previously dismissed by the Court’s decision of January 26, 2009. The Company intends to vigorously contest all of the claims asserted by DSM Desotech.

The Company is also involved in various other legal matters incidental to our business. The Company believes, after consulting with counsel, that the disposition of these other legal matters will not have a material effect on its consolidated results of operations or consolidated financial position.

Note 24	Selected Quarterly Financial Data (unaudited)

The following tables set forth unaudited selected quarterly financial data.

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,
	2008	2008	2008	2008

Consolidated revenue	$34,920	$35,577	$36,656	$31,787
Gross profit(1)	15,434	13,788	13,320	13,426
Total operating expenses	13,934	14,330	16,133	16,661
Income (loss) from operations(2)	1,500	(542)	(2,813)	(3,235)
Income tax (benefit) expense(3)	(762)	360	310	386
Net income (loss)	1,849	(989)	(3,323)	(3,691)
Basic net income (loss) per share	$0.08	$(0.04)	$(0.15)	$(0.17)
Diluted net income (loss) per share	$0.08	$(0.04)	$(0.15)	$(0.17)

(1)	The decline in gross profit in the fourth quarter of 2008 compared to the fourth quarter of 2007 was primarily related to lower total revenue partially offset by reduced amortization of internally developed software and reduced third-party logistics costs.

3D Systems Corporation

Notes to Consolidated Financial Statements — (Continued)

(2)	Includes reversal of a $500 employee bonus accrual in the fourth quarter of 2008.

(3)	Includes a $1,185 benefit from settlement of foreign tax audit in the fourth quarter of 2008. See Note 20 above.

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,
	2007	2007	2007	2007

Consolidated revenue	$44,930	$38,228	$36,426	$36,932
Gross profit	18,140	15,938	13,479	15,903
Total operating expenses	16,704	15,506	18,400	17,979
Income (loss) from operations	1,436	432	(4,921)	(2,076)
Income tax (benefit) expense	62	248	(177)	358
Net income (loss)	1,353	330	(5,303)	(3,120)
Basic net income (loss) per share	$0.06	$0.02	$(0.27)	$(0.16)
Diluted net income (loss) per share	$0.06	$0.01	$(0.27)	$(0.16)

The sum of per share amounts for each of the quarterly periods presented does not necessarily equal the total presented for the year because each quarterly amount is independently calculated at the end of each period based on the net income (loss) available to common stockholders for such period and the weighted average shares of outstanding common stock for such period.

Note 25	Subsequent Events

On January 28, 2009 the Company redeemed the remaining $3,085 of outstanding industrial development bonds, plus accrued and unpaid interest through the redemption date, in accordance with their terms.

On February 25, 2009, the Company received notice that its largest customer in Japan filed for protection under the Civil Rehabilitation Act, which we understand to be similar to a Chapter 11 filing under the U.S. Bankruptcy Code. The Company immediately began assessing the bad debt and business risk arising from this filing. The total receivable owed by this customer to the Company as of February 25 was $1,265; of this amount, $787 relates to accounts receivable as of December 31, 2008 that were unpaid as of the date of the customer’s filing. Based on the facts as the Company presently understands them, the Company increased its allowance for doubtful accounts as of December 31, 2008 to properly account for the expected loss associated with the outstanding receivables at December 31, 2008. Future adjustments may be necessary relating to transactions with this customer occurring in 2009.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
3D Systems Corporation
Rock Hill, South Carolina

The audits referred to in our report dated March 3, 2009, relating to the Consolidated Financial Statements of 3D Systems Corporation for the years ended December 31, 2008, 2007 and 2006, which is contained in Item 8 of the Form 10-K, included the audit of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based upon our audits.

In our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/  BDO SEIDMAN, LLP
BDO Seidman, LLP

Charlotte, North Carolina
March 3, 2009

SCHEDULE II
3D Systems Corporation
Valuation and Qualifying Accounts
Years ended December 31, 2008, 2007 and 2006

			Additions
		Balance at	Charged/		Balance
Year		Beginning of	(Credited) to		at End of
Ended	Item	Year	Expense	Deductions	Year

2008	Allowance for doubtful accounts	$2,072	$849	$(906)	$2,015
2007	Allowance for doubtful accounts	2,359	109	(396)	2,072
2006	Allowance for doubtful accounts	990	1,612	(243)	2,359

2008	Reserve for excess and obsolete inventory	$2,306	$1,721	$(871)	$3,156
2007	Reserve for excess and obsolete inventory	2,353	(82)	(35)	2,306
2006	Reserve for excess and obsolete inventory	1,317	968	(68)	2,353

2008	Deferred income tax asset allowance accounts(1)	$38,300	$3,416	$(3,390)	$38,326
2007	Deferred income tax asset allowance accounts(1)	39,117	2,177	(2,994)	38,300
2006	Deferred income tax asset allowance accounts(1)	22,979	17,890	(1,752)	39,117

(1)	Additions represent increases in valuation allowances against deferred tax assets; deductions represent decreases in valuation allowances against deferred tax assets.