Form 10-Q
period 2009-03-31
3D SYSTEMS CORP
filed 2009-05-06
CIK 910638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No. 001-34220
3D SYSTEMS CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	95-4431352
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

333 THREE D SYSTEMS CIRCLE
ROCK HILL, SOUTH CAROLINA	29730
(Address of Principal Executive Offices)	(Zip Code)
(803) 326-3900
(Registrant’s Telephone Number, Including Area Code)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)
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
Shares of Common Stock, par value $0.001, outstanding as of April 30, 2009: 22,411,030

3D SYSTEMS CORPORATION
Quarterly Report on Form 10-Q for the
Quarter Ended March 31, 2009

PART I. — FINANCIAL INFORMATION
Item 1. Financial Statements.
3D SYSTEMS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
(in thousands, except par value)	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$23,417	$22,164
Accounts receivable, net of allowance for doubtful accounts of $2,221 (2009) and $2,015 (2008)	16,819	25,276
Inventories, net of reserves of $2,967 (2009) and $3,156 (2008)	19,895	21,018
Prepaid expenses and other current assets	2,354	1,601
Deferred income tax assets	995	935
Restricted cash	111	3,309

Total current assets	63,591	74,303
Property and equipment, net	22,890	24,072
Intangible assets, net	3,378	3,663
Goodwill	47,364	48,010
Other assets, net	2,962	2,954

	$140,185	$153,002

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Industrial development bonds	$—	$3,085
Current portion of capitalized lease obligations	199	195
Accounts payable	13,716	17,133
Accrued liabilities	6,259	8,057
Customer deposits	764	1,136
Deferred revenue	8,851	9,418

Total current liabilities	29,789	39,024
Long-term portion of capitalized lease obligations	8,416	8,467
Other liabilities	3,158	3,277

Total liabilities	41,363	50,768

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred Stock, authorized 5,000 shares, none issued	—	—
Common stock, $0.001 par value, authorized 60,000 shares; 22,484 (2009) and 22,424 (2008) issued	22	22
Additional paid-in capital	176,608	176,180
Treasury stock, at cost; 65 shares (2009) and 59 shares (2008)	(126)	(120)
Accumulated deficit	(80,641)	(78,557)
Accumulated other comprehensive income	2,959	4,709

Total stockholders’ equity	98,822	102,234

	$140,185	$153,002

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2009	2008
Revenue:
Products	$15,489	$22,765
Services	8,542	9,022

Total revenue	24,031	31,787

Cost of sales:
Products	7,937	12,453
Services	5,615	6,634

Total cost of sales	13,552	19,087

Gross profit	10,479	12,700

Operating expenses:
Selling, general and administrative	9,188	13,064
Research and development	2,898	3,597

Total operating expenses	12,086	16,661

Loss from operations	(1,607)	(3,961)
Interest and other expense (income), net	227	(656)

Loss before income taxes	(1,834)	(3,305)
Provision for income taxes	250	386

Net loss	$(2,084)	$(3,691)

Net loss per share — basic and diluted	$(0.09)	$(0.17)

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2009	2008
Cash flows from operating activities:
Net loss	$(2,084)	$(3,691)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Deferred income taxes	(121)	(108)
Depreciation and amortization	1,607	1,350
Provisions for bad debts	703	421
Stock-based compensation	389	480
Loss on the disposition of property and equipment	—	14
Changes in operating accounts:
Accounts receivable	6,449	7,544
Inventories	472	(6,862)
Prepaid expenses and other current assets	(827)	(140)
Accounts payable	(2,520)	(5,139)
Accrued liabilities	(1,612)	(2,014)
Customer deposits	(350)	1,188
Deferred revenue	(395)	(505)
Other operating assets and liabilities	(29)	369

Net cash provided by (used in) operating activities	1,682	(7,093)

Cash flows used in investing activities:
Purchases of property and equipment	(285)	(1,882)
Additions to license and patent costs	(37)	(173)

Net cash used in investing activities	(322)	(2,055)

Cash flows provided by financing activities:
Stock option and restricted stock proceeds	33	1,081
Repayment of long-term debt	(49)	(165)
Repayment of short-term borrowings	(3,085)	—
Restricted cash	3,198	—

Net cash provided by financing activities	97	916
Effect of exchange rate changes on cash	(204)	475

Net increase (decrease) in cash and cash equivalents	1,253	(7,757)

Cash and cash equivalents at the beginning of the period	22,164	29,689

Cash and cash equivalents at the end of the period	$23,417	$21,932

Supplemental Cash Flow Information:
Interest payments	$161	$217
Income tax payments	67	240
Non-cash items:
Transfer of equipment from inventory to property and equipment, net(a)	32	3,572
Transfer of equipment to inventory from property and equipment, net(b)	33	218

(a)
Inventory is transferred from inventory to property and equipment at cost when the Company requires additional machines for training, demonstration or short-term rentals. The transfer of $3,002 of equipment purchased from a large customer is included in transfers to property and equipment in the period ended March 31, 2008.

(b)
In general, an asset is transferred from property and equipment, net into inventory at its net book value when the Company has identified a potential sale for a used machine. The machine is removed from inventory upon recognition of the sale.

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock				Treasury Stock			Accumulated
		Par		Additional				Other	Total
		Value		Paid in			Accumulated	Comprehensive	Stockholders’
(In thousands, except par value)	Shares	$0.001		Capital	Shares	Amount	Deficit	Income	Equity
Balance at December 31, 2008	22,424	$22		$176,180	59	$(120)	$(78,557)	$4,709	$102,234
Issuance (repurchase) of restricted stock, net	60	—	(a)	40	6	(6)	—	—	34
Stock compensation expense	—	—	(a)	388	—	—	—	—	388
Net loss	—	—		—	—	—	(2,084)	—	(2,084)
Foreign currency translation adjustment	—	—		—	—	—	—	(1,750)	(1,750)

Balance at March 31, 2009	22,484	$22		$176,608	65	$(126)	$(80,641)	$2,959	$98,822

(a)	Amounts not shown due to rounding.
See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2009	2008
Net loss	$(2,084)	$(3,691)
Other comprehensive loss:
Unrealized gain (loss) on pension obligation	(10)	9
Foreign currency translation adjustments	(1,740)	2,314

Comprehensive loss, net	$(3,834)	$(1,368)

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data)
(Unaudited)
(1) Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of 3D Systems Corporation and its subsidiaries (collectively, the “Company”). All significant intercompany transactions and balances have been eliminated in consolidation. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim reports. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements and should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K (“Form 10-K”) for the year ended December 31, 2008.
In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments, consisting of adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year.
The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results may differ from those estimates and assumptions.
Certain prior period amounts have been reclassified to conform to their current-year presentation. These reclassifications include $730 of foreign exchange gain, that had previously been included in product cost of sales for the first quarter of 2008, to interest and other expense (income), net in our condensed consolidated statement of operations. This had the effect of reducing the Company’s previously reported gross profit and interest and other expense (income), net for the first quarter of 2008 by $730 and of increasing operating loss for that quarter by the same amount. It did not affect any of the other line items on the Company’s condensed consolidated statement of operations for 2008.
All amounts presented in the accompanying footnotes are presented in thousands, except for per share information and years.
(2) Inventories
Components of inventories, net at March 31, 2009 and December 31, 2008 were as follows:

(in thousands)	2009	2008
Raw materials	$1,484	$1,635
Inventory held by assemblers	43	34
Work in process	22	146
Finished goods and parts	21,313	22,359

Total cost	22,862	24,174
Less: reserves	(2,967)	(3,156)

Inventories, net	$19,895	$21,018

(3) Property and Equipment
Property and equipment at March 31, 2009 and December 31, 2008 were as follows:

			Useful Life
(in thousands, except years)	2009	2008	(in years)
Building	$8,566	$8,566	25
Machinery and equipment	27,185	27,492	3-5
Capitalized software — ERP	3,094	3,096	5
Office furniture and equipment	3,340	3,404	5
Leasehold improvements	7,572	7,567	Life of lease
Rental equipment	1,064	1,116	5
Construction in progress	228	298	N/A

Total property and equipment	51,049	51,539
Less: Accumulated depreciation and amortization	(28,159)	(27,467)

Total property and equipment, net	$22,890	$24,072

Depreciation and software amortization expense for the three months ended March 31, 2009 and 2008 were $1,285 and $950, respectively. For each of the three months ended March 31, 2009 and 2008, the Company recognized software amortization expense of $134 for its capitalized enterprise resource planning (“ERP”) system.
(4) Intangible Assets
Intangible assets other than goodwill at March 31, 2009 and December 31, 2008 were as follows:

	March 31, 2009
	Gross Carrying	Accumulated
(in thousands)	Amount	Amortization	Net
Licenses	$5,875	$(5,214)	$661
Patent costs	16,083	(13,366)	2,717
Other intangible assets	8,968	(8,968)	—

Total	$30,926	$(27,548)	$3,378

	December 31, 2008
	Gross Carrying	Accumulated
(in thousands)	Amount	Amortization	Net
Licenses	$5,875	$(5,090)	$785
Patent costs	16,078	(13,341)	2,737
Other intangible assets	8,968	(8,827)	141

Total	$30,921	$(27,258)	$3,663

For the three months ended March 31, 2009 and 2008, the Company capitalized $48 and $173, respectively, of costs incurred to acquire, develop and extend patents in the United States and various other countries.
Amortization expense related to licenses for the three months ended March 31, 2009 and 2008 was $124 in each period. Amortization expense of patent costs for the three months ended March 31, 2009 and 2008 was $57 and $77, respectively. Amortization expense related to other intangible assets for the three months ended March 31, 2009 and 2008 was $141 and $199, respectively.
(5) Accrued and Other Liabilities
Accrued liabilities at March 31, 2009 and December 31, 2008 were as follows:

(in thousands)	2009	2008
Compensation and benefits	$2,354	$2,239
Vendor accruals	1,148	1,880
Accrued professional fees	397	1,064
Accrued taxes	1,175	1,148
Royalties payable	601	297
Non-contractual obligation to repurchase inventory held by assemblers	43	34
Accrued interest	52	54
Accrued other	489	1,341

	$6,259	$8,057

Other liabilities at March 31, 2009 and December 31, 2008 were as follows:

(in thousands)	2009	2008
Defined benefit pension obligation	$2,683	$2,801
Other long-term liabilities	475	476

	$3,158	$3,277

(6) Borrowings
The Company’s debt, excluding capitalized lease obligations, at March 31, 2009 and December 31, 2008 was $0 and $3,085, respectively, and represented industrial development bonds related to the Grand Junction facility, which was sold in December 2008. The remaining outstanding bonds, plus accrued interest, were redeemed in January 2009. The interest rate on the bonds at December 31, 2008 was 1.28%.
Interest expense totaled $159 in the first quarter of 2009 compared to $208 in the first quarter of 2008, while interest income was insignificant in the first quarter of 2009 compared to $226 in the first quarter of 2008, all reflecting the lower level of debt and lower interest rates earned on short-term investments in 2009. Other expense totaled an insignificant amount in the first quarter of 2009 compared to $210 in the first quarter of 2008.
(7) Hedging Activities and Financial Instruments
The Company conducts business in various countries using both the functional currencies of those countries and other currencies to effect cross border transactions. As a result, the Company is subject to the risk that fluctuations in foreign exchange rates between the dates that those transactions are entered into and their respective settlement dates will result in a foreign exchange gain or loss. When practicable, the Company endeavors to match assets and liabilities in the same currency on its balance sheet and those of its subsidiaries in order to reduce these risks. The Company also, when it considers it to be appropriate, enters into foreign currency contracts to hedge exposures arising from those transactions. The Company has not adopted hedge accounting under Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivatives and Hedging Activities,” as amended by SFAS No. 137, SFAS No. 138 and SFAS No. 161, and all gains and losses (realized or unrealized) are recognized in “Interest and other expense (income), net” in the condensed consolidated statements of operations.
At March 31, 2009 and December 31, 2008, these contracts included contracts for the purchase of currencies other than the U.S. dollar. The dollar equivalent of the foreign currency contracts and the related fair values as of March 31, 2009 and December 31, 2008 were as follows:

	Foreign Currency
	Purchase Contracts
(in thousands)	2009	2008
Notional amount	$2,458	$1,680
Fair value	2,497	1,699

Net unrealized gain	$39	$19

The foreign currency contracts outstanding at March 31, 2009 expire at various times between April 1, 2009 and May 27, 2009. The foreign currency contracts outstanding at December 31, 2008 expired at various times between January 5, 2009 and February 11, 2009.
Changes in the fair value of derivatives are recorded in interest and other expense (income), net in the condensed consolidated statements of operations. Depending on their fair value at the end of the reporting period, derivatives are recorded either in prepaid expenses and other current assets or in accrued liabilities on the condensed consolidated balance sheet.
The total impact of foreign currency items on the condensed consolidated statements of operations for the three months ended March 31, 2009 and 2008 reflected a loss of $122 and a gain of $730, respectively.
(8) Stock-based Compensation Plans
The Company records stock-based compensation expense in selling, general and administrative expenses in the condensed consolidated statements of operations. Stock-based compensation expense for the three months ended March 31, 2009 and 2008 was as follows:

	Three Months Ended March 31,
(in thousands)	2009	2008
Restricted stock awards	$389	$480

The number of shares of restricted common stock awarded and the weighted average fair value per share during the three-month periods ended March 31, 2009 and 2008 were as follows:

	Three Months Ended March 31,
	2009		2008
		Weighted Average		Weighted Average
(in thousands, except per share amounts)	Shares Awarded	Fair Value	Shares Awarded	Fair Value
Restricted stock awards:
Granted under the 2004 Incentive Stock Plan	183	$6.81
Granted under the 2004 Restricted Stock Plan for Non-Employee Directors	—	—	2	$14.17

Total restricted stock awards	183	$6.81	2	$14.17

In the quarter ended March 31, 2009, the Company granted restricted stock awards covering 183 shares of common stock pursuant to the Company’s 2004 Incentive Stock Plan, including 100 shares awarded to executive officers of the Company; these awards remain subject to acceptance. In the first quarter of 2008, the Company granted restricted stock awards covering 2 shares of common stock pursuant to the Company’s 2004 Restricted Stock Plan for Non-Employee Directors.
(9) Loss Per Share
The Company presents basic and diluted earnings (loss) per share (“EPS”) amounts. Basic EPS is calculated by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the applicable period. Diluted EPS is calculated by dividing net income (loss) by the weighted average number of common and common equivalent shares outstanding during the applicable period. The following table reconciles basic weighted average outstanding shares to diluted weighted average outstanding shares at March 31, 2009 and 2008:

(in thousands)	2009	2008
Numerator:
Net loss — numerator for basic net loss per share	$(2,084)	$(3,691)
Add: Effect of dilutive securities
Stock options and other equity compensation	—	—

Net loss — numerator for dilutive net loss per share	$(2,084)	$(3,691)

Denominator:
Denominator for basic net loss per share-weighted average shares	22,369	22,327
Add: Effect of dilutive securities
Stock options and other equity compensation	—	—

Denominator for dilutive net loss per share	22,369	22,327

Loss per share
Basic and Diluted	$(0.09)	$(0.17)

No dilutive securities were included in the diluted weighted average shares outstanding for the three months ended March 31, 2009 and 2008 because the effect of their inclusion would have been anti-dilutive; that is, they would have reduced net loss per share.
(10) Income Taxes
The Company used effective tax rates of (13.6%) and (11.7%) for the three months ended March 31, 2009 and March 31, 2008, respectively. Tax expense relates primarily to income from foreign operations.
Tax years 2005 to 2008 remain subject to examination by the U.S. Internal Revenue Service. Should the Company utilize any of its U.S. loss carry-forwards, which date from 1997, these would be subject to examination. The Company files income tax returns (which are open to examination beginning in the year shown in parentheses) in France (2004), Germany (2006), Japan (2004), Italy (2004), Switzerland (2004) and the United Kingdom (2006).
(11) Segment Information
The Company operates in one reportable business segment in which it develops, manufactures and markets worldwide 3-D printing, rapid prototyping and manufacturing systems designed to reduce the time it takes to produce three-dimensional objects. The Company conducts its business through subsidiaries in the United States, a subsidiary in Switzerland that operates a research and production facility and sales and service offices operated by subsidiaries in the European Community (France, Germany, the United Kingdom and Italy) and Japan, and a branch office in Hong Kong. The Company has historically disclosed summarized financial information for the geographic areas of operations as if they were segments in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

Summarized financial information concerning the Company’s geographical operations is shown in the following tables:

	Three Months Ended March 31,
(in thousands)	2009	2008
Revenue from unaffiliated customers:
United States	$10,755	$12,037
Germany	5,435	7,180
Other Europe	4,563	8,481
Asia Pacific	3,278	4,089

Total	$24,031	$31,787

The Company’s revenue from unaffiliated customers by type is as follows:

	Three Months Ended March 31,
(in thousands)	2009	2008
Systems and other products	$4,859	$7,842
Materials	10,630	14,923
Services	8,542	9,022

Total revenue	$24,031	$31,787

Intercompany sales were as follows:

	Three Months Ended March 31, 2009
	Intercompany Sales to
	United		Other	Asia
(in thousands)	States	Germany	Europe	Pacific	Total
United States	$—	$3,204	$1,894	$1,457	$6,555
Germany	3	—	713	—	716
Other Europe	1,505	138	—	—	1,643
Asia Pacific	—	—	—	—	—

Total	$1,508	$3,342	$2,607	$1,457	$8,914

	Three Months Ended March 31, 2008
	Intercompany Sales to
	United		Other	Asia
	States	Germany	Europe	Pacific	Total
United States	$—	$4,683	$2,898	$3,001	$10,582
Germany	34	—	1,962	—	1,996
Other Europe	1,200	48	—	—	1,248
Asia Pacific	—	—	—	—	—

Total	$1,234	$4,731	$4,860	$3,001	$13,826

All revenue between geographic areas is recorded at prices that provide for an allocation of profit (loss) between entities. Income (loss) from operations and assets for each geographic area were as follows:

	Three Months Ended March 31,
(in thousands)	2009	2008
Income (loss) from operations:
United States	$(2,944)	$(4,456)
Germany	108	199
Other Europe	419	448
Asia Pacific	943	327

Subtotal	(1,474)	(3,482)
Inter-segment elimination	(133)	(479)

Total	$(1,607)	$(3,961)

	March 31,	December 31,
(in thousands)	2009	2008
Assets:
United States	$55,296	$61,974
Germany	24,532	25,762
Other Europe	39,839	43,396
Asia Pacific	20,518	21,870

Total	$140,185	$153,002

(12) Contingencies
On March 14, 2008, DSM Desotech Inc. filed a complaint, as amended, in an action titled DSM Desotech Inc. v. 3D Systems Corporation in the United States District Court for the Northern District of Illinois (Eastern Division) asserting that the Company engaged in anticompetitive behavior with respect to resins used in large-frame stereolithography machines. The complaint further asserted that the Company is infringing on two of DSM Desotech’s patents relating to stereolithography machines. The Company understands that DSM Desotech estimates the damages associated with its claims to be in excess of $40,000.
On or about June 6, 2008, the Company filed a motion to dismiss the non-patent causes of the action. This motion to dismiss was granted in part and denied in part on January 26, 2009, with leave granted to DSM Desotech to amend its complaint with respect to the dismissed claims. DSM Desotech filed a second amended complaint on March 2, 2009 in which it reasserted the causes of action dismissed by the Court on January 26, 2009. The Company filed an answer to the second amended complaint on March 19, 2009 in which, among other things, it denied the material allegations of the second amended complaint. In view of the Court’s decision of January 26, 2009, discovery is proceeding on the claims pending in this case.
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
(13) Fair Value Measurements
In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 introduces a framework for measuring fair value and expands required disclosure about fair value measurements of assets and liabilities. For financial assets and liabilities, SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and the Company has adopted the standard for those assets and liabilities as of January 1, 2008; the impact of adoption was not significant.
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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements as of March 31, 2009
(in thousands)	Level 1	Level 2	Level 3	Total
Description
Cash equivalents(1)	$18,329	$—	$—	$18,329
Currency derivative contracts(1)	2,497	—	—	2,497

Total	$20,826	$—	$—	$20,826

(1)
Unrealized gains or losses on short term investments, restricted cash and short term investments and derivatives are recorded in “Interest and other expense (income), net” in the statement of operations at each measurement date.

The fair market value of Level 1 currency derivative contracts at March 31, 2009 and December 31, 2008 was as follows:

	Foreign Currency
	Purchase Contracts
(in thousands)	2009	2008
Notional amount	$2,458	$1,680
Fair value	2,497	1,699

Net unrealized gain	$39	$19

In January 2009, the Company adopted FASB Staff Position No. 157-2 (“FSP FAS 157-2”) for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of FSP FAS 157-2 did not have a material impact on the Company’s consolidated financial statements.
(14) International Retirement Plan
The following table shows the components of net periodic benefit costs and other amounts recognized in the condensed consolidated statements of operations for the three months ended March 31, 2009 and 2008:

(in thousands)	2009	2008
Service cost	$24	$23
Interest cost	22	18

Total	$46	$41

(15) Recent Accounting Pronouncements
FASB Staff Position No. 157-2 delayed the effective date of SFAS No. 157 until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for all nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company adopted the standard for all nonfinancial assets and liabilities effective January 1, 2009, and the impact of the adoption was not significant. See Note 13 to the Condensed Consolidated Financial Statements.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 requires entities to provide enhanced disclosure about how and why the entity uses derivative instruments, how the instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and how the instruments and related hedged items affect the financial position, results of operations, and cash flows of the entity. The statement became effective for the Company starting in January 2009, and the impact of the adoption was not significant.

In March 2009, the FASB released Proposed Staff Position SFAS 157-e, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed” (“SFAS 157-e”). This proposal provides additional guidance in determining whether a market for a financial asset is not active and a transaction is not distressed for fair value measurement purposes as defined in SFAS No. 157, “Fair Value Measurements.” SFAS 157-e is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The Company is assessing the impact of the proposal on its consolidated financial statements.
In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). This FSP provided additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased. This FSP also included guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009 and is applied prospectively. The Company is assessing the impact of the proposal on its consolidated financial statements.
In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). This proposal amends FASB Statement No. 107, “Disclosures about Fair Values of Financial Instruments”, to require disclosures about fair values of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The proposal also amends ABP Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 is effective for interim and annual reporting periods ending after June 15, 2009. The Company is assessing the impact of the proposal on its consolidated financial statements.

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
Results of Operations
Summary of 2009 first quarter financial results
We generated $1.3 million of net cash in the first quarter of 2009 and finished the quarter with $23.4 million of unrestricted cash compared to $22.2 million of unrestricted cash at December 31, 2008.
In spite of continued broad economic weakness in the global economy, which led to a 24% decline in first quarter revenue in 2009, we were able to narrow our net loss by $1.6 million compared to the first quarter of 2008 as our cost saving initiatives took hold. As a result, we achieved a higher gross profit margin, lower operating costs and a $1.3 million increase in available cash for the quarter ended March 31, 2009.
As discussed in greater detail below, revenue for the first quarter of 2009 declined by 24% to $24.0 million from $31.8 million for the first quarter of 2008, primarily as a result of the recessionary business environment. The greatest impact arose from lower large-frame systems sales and lower materials sales that were only partially offset by increased sales of 3-D printers. With the introduction of our ProJet™ family of 3-D printers in 2008, revenue from 3-D printers increased by 57% compared to the first quarter of 2008.
Materials sales for the first quarter of 2009 declined by $4.3 million from the first quarter of 2008 as revenue from materials was adversely impacted by the significant reduction in large-frame systems’ sales, which are typically accompanied by significant initial materials purchases to charge up new systems and commence production, and decreased demand due to the downturn in the global economy.
Revenue from services fell by $0.5 million to $8.5 million in the first quarter of 2009 from $9.0 million in the same quarter in 2008.
Foreign currency translation had a $1.8 million unfavorable impact in the first quarter of 2009 compared to a $2.0 million favorable impact in the first quarter of 2008 as the U.S. dollar strengthened in 2009 against most major currencies, with the exception of Japanese Yen.
Our lower gross profit in the first quarter of 2009 arose primarily from our lower level of revenue. Our cost of sales also fell due to a combination of lower sales and the initiatives undertaken in 2008 and the first quarter of 2009 to lower our cost of sales. Our gross profit margin increased to 43.6% in the first quarter of 2009 from 39.9% in the first quarter of 2008 as increased supply chain efficiencies, the elimination of certain third-party logistics costs in the U.S. and cost reductions in our field service organization more than offset lower overhead absorption over lower sales.
Our operating expenses declined by $4.6 million in the first quarter of 2009 to $12.1 million from $16.7 million in the 2008 quarter. The decrease reflected lower selling, general and administrative expenses and lower research and development expenses as the impact of our previously announced cost reduction initiatives took hold. We expect our SG&A expenses for 2009 to be in the range of $35 to $38 million, and our research and development expenses to be in the range of $10 million to $12 million.

Our operating loss for the first quarter of 2009 decreased to $1.6 million from $4.0 million in the 2008 quarter. This decrease in operating loss arose from a reduction in operating expenses in 2009, partially offset by lower revenue and gross profit as discussed below.
First quarter comparison of revenue by class of product and service
Table 1 sets forth our change in revenue by class of product and service for the first quarter of 2009 compared to the first quarter of 2008:
Table 1

	Systems and
	Other
(Dollars in thousands)	Products		Materials		Services		Totals
Revenue at March 31, 2008	$7,842	24.7%	$14,923	46.9%	$9,022	28.4%	$31,787	100%

Change in revenue:
Volume
Core products and services	(1,962)	(25.0)	(1,942)	(13.0)	623	6.9	(3,281)	(10.3)
New products and services	(507)	(6.5)	(1,999)	(13.4)	(471)	(5.2)	(2,977)	(9.4)
Price/Mix	(152)	(1.9)	486	3.3	—	—	334	1.1
Foreign currency translation	(362)	(4.6)	(838)	(5.6)	(632)	(7.0)	(1,832)	(5.8)

Net change	(2,983)	(38.0)	(4,293)	(28.7)	(480)	(5.3)	(7,756)	(24.4)

Revenue at March 31, 2009	$4,859	20.2%	$10,630	44.2%	$8,542	35.6%	$24,031	100.0%

On a consolidated basis, revenue for the first quarter of 2009 declined by 24.4% to $24.0 million from $31.8 million for the first quarter of 2008. The principal factors leading to this $7.8 million decrease in consolidated revenue were the $6.3 million decrease in product unit volume and the $1.8 million unfavorable effect of foreign currency translation partially offset by the $0.3 million combined favorable effect of price and mix.
In the absence of significant large-frame systems sales, revenue from systems and other products decreased by $3.0 million or 38% to $4.9 million for the quarter ended March 31, 2009 from $7.8 million for the first quarter of 2008. Systems revenue fell to 20.2% of consolidated revenue in the 2009 quarter from 24.7% in the 2008 period. The decrease from 2008 arose primarily from a $2.5 million net decrease in unit volume of core and new products, a $0.4 million unfavorable impact from foreign currency translation and a $0.1 million combined unfavorable effect of price and mix. The decrease in volume from systems sales was due to lower sales of large-frame systems that were only partially offset by an increase in unit volume of 3-D printers.
Large-frame systems represented 9% of total systems revenue for the first quarter of 2009 compared to 57% for the first quarter of 2008, while sales of small-frame systems and 3-D printers accounted for the remaining 91%, increasing from 43% for the first quarter of 2008. Revenue from 3-D printers was helped by increased sales of our ProJet™ line of 3-D printers introduced in 2008, which were up 57%, and by growing demand for our Dental Professional printers.
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
At March 31, 2009 our backlog was approximately $0.9 million, a 35.7% reduction from the $1.4 million of backlog at December 31, 2008. We believe that our level of backlog at March 31, 2009 is generally consistent with the normal operating trends in our business.
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

Revenue from materials was also adversely impacted by the absence of large-frame systems sales, which are typically accompanied by significant initial materials purchases to charge up new systems and commence production, and decreased demand in the global marketplace due to the continued overall economic downturn. Revenue from materials declined by $4.3 million or 28.7% to $10.6 million for the first quarter of 2009 from $14.9 million for the 2008 quarter and represented 44.2% of consolidated revenue in the 2009 period compared to 46.9% in the 2008 period. This decrease was primarily the result of the $3.9 million decrease in core and new product volume, the $0.8 million unfavorable effect of foreign currency translation, partially offset by the $0.5 million favorable combined effect of price and mix. Sales of integrated materials represented 35% of total materials revenue in the first quarter of 2009 compared to 22% in the first quarter of 2008 and 28% in the fourth quarter of 2008, evidencing that our integrated materials strategy continues to build momentum. Sales of integrated materials in the first quarter of 2009 increased by 17% compared to an overall decline of 28.7% for all material sales. The decline in materials revenue as a percentage of total revenue was primarily due to the proportionately lower decline in service revenue in the 2009 quarter.
Revenue from services decreased by $0.5 million or 5.3% to $8.5 million for the first quarter of 2009 from $9.0 million for the 2008 period and increased to 35.6% of consolidated revenue from 28.4% for the 2008 period. The decrease was primarily the result of unfavorable foreign currency translation of $0.6 million and a decrease in new products and services volume of $0.5 million, partially offset by an increase in core products volume of $0.6 million, primarily driven by the renewal of service contracts on legacy systems.
Change in first quarter revenue by geographic region
Each geographic region contributed to our lower level of revenue in first quarter of 2009. Table 2 sets forth the change in revenue by geographic area for the first quarter of 2009 compared to the first quarter of 2008:
Table 2

(Dollars in thousands)	U.S.		Europe		Asia-Pacific		Totals
Revenue at March 31, 2008	$12,037	37.9%	$15,661	49.3%	$4,089	12.9%	$31,787	100%

Change in revenue:
Volume	(941)	(7.8)	(3,902)	(24.9)	(1,415)	(34.6)	(6,258)	(19.7)
Price/Mix	(341)	(2.8)	293	1.9	382	9.3	334	1.1
Foreign currency translation	—	—	(2,054)	(13.1)	222	5.5	(1,832)	(5.8)

Net change	(1,282)	(10.6)	(5,663)	(36.1)	(811)	(19.8)	$(7,756)	(24.4)

Revenue at March 31, 2009	$10,755	44.8%	$9,998	41.6%	$3,278	13.6%	$24,031	100%

Revenue from U.S. operations declined by $1.2 million or 10.6 % to $10.8 million in 2009 from $12.0 million in the first quarter of 2008. The decrease was due to lower volume and the unfavorable combined effect of price and mix.
Revenue from non-U.S. operations at March 31, 2009 declined by $6.4 million or 32.8% to $13.3 million from $19.7 million at March 31, 2008. Revenue from non-U.S. operations as a percent of total revenue was 55.2% and 62.1%, respectively, at March 31, 2009 and 2008. The decline in non-U.S. revenue, excluding the effect of foreign currency translation, was 23.5% in the first quarter of 2009.
Revenue from European operations declined by $5.7 million or 36.1% to $10.0 million from $15.7 million in the prior year period. This decrease was due to a $3.9 million decline in volume and the $2.1 million unfavorable impact of foreign currency translation, partially offset by a $0.3 million favorable combined effect of price and mix.
Revenue from Asia-Pacific operations declined by $0.8 million or 19.8% to $3.3 million from $4.1 million in the prior year period due primarily to the unfavorable $1.4 million decrease in volume as sales were adversely affected by the previously disclosed reorganization filing of our largest Japanese customer. This decline in sales volume was partially offset by a $0.4 million favorable combined effect of price and mix and $0.2 million in favorable foreign currency translation.

Gross profit and gross profit margins
Table 3 sets forth gross profit and gross profit margin for our products and services for the first quarters of 2009 and 2008:
Table 3

	Three Months Ended March 31,
	2009		2008
	Gross	%	Gross	%
(Dollars in thousands)	Profit	Revenue	Profit	Revenue
Systems	$853	17.5%	$10	0.1%
Materials	6,699	63.0	10,302	69.0
Services	2,927	34.3	2,388	26.5

Total	$10,479	43.6%	$12,700	39.9%

We reclassified $0.7 million of foreign exchange gains, that had previously been included in product cost of sales for the first quarter of 2008, to interest and other expense (income), net in our condensed consolidated statement of operations. This had the effect of reducing our previously reported gross profit and interest and other expense (income), net for the first quarter of 2008 by $0.7 million and of increasing operating loss for that quarter by the same amount. It did not affect any of the other line items on our condensed consolidated statement of operations for 2008, and this management discussion and analysis reflects the results of this reclassification.
On a consolidated basis, gross profit for the first quarter of 2009 decreased by $2.2 million to $10.5 million from $12.7 million in the first quarter of 2008, primarily as a result of lower materials sales and lower large-frame systems revenue.
Consolidated gross profit margin in the first quarter of 2009 increased by 3.7 percentage points to 43.6% of revenue from 39.9% of revenue for the 2008 quarter. Countering the adverse effect of our lower revenue, the increase in gross profit margin reflected the effect of various cost savings initiatives that we pursued in 2008 and the first quarter of 2009, which included certain supply chain efficiencies, the movement of certain third-party logistics activities in-house, the sale of system upgrades and a reduction in field service costs. We believe these initiatives will improve gross profit margin by $1 million per quarter on a sustainable basis, which we expect will be fully realized after the first quarter of 2009.
Systems gross profit for the first quarter of 2009 increased to $0.9 million from a nominal amount for the 2008 quarter, and gross profit margin for systems increased by 17.4 percentage points to 17.5% of revenue from 0.1% of revenue in the 2008 quarter primarily due to increased supply chain efficiencies and lower system refurbishment costs, partially offset by the decline in volume discussed above resulting in the absorption of fixed costs over fewer units.
Materials gross profit for the first quarter of 2009 decreased by $3.6 million or 35.0% to $6.7 million from $10.3 million for the 2008 quarter, and gross profit margin for materials decreased by 6.0 percentage points to 63.0% of revenue from 69.0% of revenue in the 2008 quarter primarily due to the decline in sales volume of materials, which was adversely affected by the lower level of large-frame systems sales.
Gross profit for services for the first quarter of 2009 increased by $0.5 million or 22.6% to $2.9 million from $2.4 million for the 2008 quarter, and gross profit margin for services increased by 7.8 percentage points to 34.3% of revenue from 26.5% of revenue in the 2008 quarter. The improved gross profit was due to the combined effect of a decline in fixed costs associated with our decision to cease servicing certain legacy products, resolution of the premature failure of certain system components and reductions in field service costs initiated in 2008.

Operating expenses
As shown in Table 4, total operating expenses decreased by $4.6 million or 27.5% to $12.1 million in the first quarter of 2009 from $16.7 million in the first quarter of 2008 as our cost savings initiatives have gained traction, as evidenced by continued declines in operating expenses in each of the last six quarters. This decrease was primarily due to $3.9 million in lower selling, general and administrative expenses and $0.7 million of lower research and development expenses, both of which are discussed below.
Table 4

	Three Months Ended March 31,
	2009		2008
		%		%
(Dollars in thousands)	Amount	Revenue	Amount	Revenue
Selling, general and administrative expenses	$9,188	38.2%	$13,064	41.1%
Research and development expenses	2,898	12.1	3,597	11.3

Total operating expenses	$12,086	50.3%	$16,661	52.4%

Selling, general and administrative expenses
Selling, general and administrative expenses declined by $3.9 million to $9.2 million in the first quarter of 2009 compared to $13.1 million in the first quarter of 2008 primarily related to a:
•	$1.3 million decline in compensation costs primarily due to lower staffing levels;
•
$0.6 million of lower expenses compared to the first quarter 2008 associated with the Audit Committee investigation of anonymous claims of wrongdoing by certain members of management, which claims were found to be baseless;

•	$0.5 million of lower accounting fees;
•	$0.4 million of lower contract labor and consultant costs;
•	$0.3 million of lower travel expenses;
•	$0.3 million of lower occupancy costs;
•	$0.2 million of lower commissions to outside agents; and
•	$0.1 million of lower advertising expenses.
These reductions were partially offset by $0.3 million of higher bad debt expense.
Research and development expenses
Research and development expenses decreased by $0.7 million or 19.4% to $2.9 million in the first quarter of 2009 from $3.6 million in the first quarter of 2008, principally due to a $0.5 million decrease in outside consulting services in the 2009 quarter and the reduction in costs for 2009 following the commercialization of certain of our new products previously announced in 2008.
Loss from operations
Our loss from operations for the first quarter of 2009 decreased by $2.4 million to $1.6 million from $4.0 million in 2008 including the effect of the first quarter 2008 reclassification discussed above. See “Gross profit and gross profit margins” above.
Our reduced loss from operations in the first quarter of 2009 reflected our higher gross profit margin and our lower operating expenses, which partially offset the effect of our lower consolidated revenue.
The following table sets forth operating loss by geographic area for the first quarter of 2009 compared to 2008:
Table 5

	Three Months Ended March 31,
(Dollars in thousands)	2009	2008
Income (loss) from operations:
United States	$(2,944)	$(4,456)
Germany	108	199
Other Europe	419	448
Asia Pacific	943	327

Subtotal	(1,474)	(3,482)
Inter-segment elimination	(133)	(479)

Total	$(1,607)	$(3,961)

With respect to the U.S., in 2009 and 2008, the changes in operating loss by geographic area reflected the same factors relating to our consolidated operating loss that are discussed above. As most of our operations outside the U.S. are conducted through sales and marketing subsidiaries, the changes in operating income (loss) in our operations outside the U.S. in each of 2009 and 2008 resulted primarily from changes in transfer pricing.
Operating income from our Asia-Pacific operations includes an additional $0.5 million bad debt provision related to 2009 sales to our largest Japanese customer, who filed for court protection in February 2009. Receivables prior to the filing have been fully reserved, while sales subsequent to the filing have been on a cash basis.
Interest and other expense (income), net
Interest and other expense (income), net amounted to $0.2 million of net expense in the first quarter of 2009 compared with $0.7 million of income, net in the 2008 quarter, after giving effect to the reclassification discussed above. See “Gross profit and gross profit margins” above.
The $0.2 million of net expense in the first quarter of 2009 reflected other income of $0.1 million and an insignificant amount of interest income in the first quarter of 2009 that was more than fully offset by $0.2 million of interest expense and $0.1 million of foreign exchange losses. The reduction in interest expense from 2008 resulted from the repayment of the outstanding industrial development bonds in January 2009, while the lower interest income was the result of our having moved our short-term investments into U.S. Treasury funds.
We recognized $0.7 million of interest and other income, net in the first quarter of 2008 reflecting a $0.7 million foreign exchange gain (after giving effect to the reclassification discussed above. See “Gross profit and gross profit margins” above), and $0.2 million of interest income, partially offset by $0.2 million of interest expense.
Provision for income taxes
We recorded a $0.3 million provision for income taxes in the first quarter of 2009 and $0.4 million in 2008. Our provision for income taxes in both periods primarily reflects tax expense associated with income taxes in foreign jurisdictions.
Net loss
Our net loss for the first quarter of 2009 improved to $2.1 million compared to a $3.7 million net loss in the first quarter of 2008. The principal reasons for our lower net loss, which were discussed in more detail above, were:
•	the $2.4 million reduction in our operating loss; partially offset by
•	the $0.9 million increase in interest and other expense (income), net.
For the three months ended March 31, 2009, our weighted average common shares outstanding was 22.4 million, and on a per share basis the basic and diluted loss per share was $0.09. For the three months ended March 31, 2008, our weighted average common shares outstanding was 22.3 million, and on a per share basis the basic and diluted net loss per share was $0.17.
Financial Condition and Liquidity
We generated $1.3 million of net cash in the first quarter of 2009 and finished the quarter with $23.4 million of unrestricted cash compared to $22.2 million of unrestricted cash at December 31, 2008. This $1.3 million increase in net cash included $1.7 million of cash provided by operating activities, consisting of $1.2 million of cash provided by net changes in operating accounts and $2.6 million of non-cash charges that were included in our net loss, partially offset by our $2.1 million net loss. We also used $0.3 million of cash in investing activities, and generated $0.1 million of cash from financing activities in 2009. See “Working capital,” “Cash flow” and “Outstanding debt and capitalized lease obligations” below.
During 2009, we intend to continue to rely upon our unrestricted cash and cash flow from operations to meet our liquidity needs. While we believe that the actions taken in 2008 and 2009 to reduce our operating costs, improve our gross profit margin and manage working capital should benefit us in 2009, there can be no assurance in these uncertain economic times that these actions will be sufficient.

Following the redemption of our remaining outstanding industrial development bonds in January 2009, our principal contractual commitments consist of the capital leases on our Rock Hill facility, which are discussed in greater detail below.
Working capital
Our net working capital decreased by $1.5 million to $33.8 million at March 31, 2009 from $35.3 million at December 31, 2008. Table 6 provides a summary of the net changes in working capital items between these two dates.
Table 6

Increase
(Dollars in thousands)	(Decrease)
Working capital at December 31, 2008	$35,279
Changes in current assets:
Cash and cash equivalents	1,253
Accounts receivable, net of allowances	(8,457)
Inventories, net of reserves	(1,123)
Prepaid expenses and other current assets	753
Deferred income tax assets	60
Restricted cash	(3,198)

Total current assets	(10,712)
Changes in current liabilities:
Current portion of long-term debt	(3,085)
Current portion of capitalized lease obligations	4
Accounts payable	(3,417)
Accrued liabilities	(1,798)
Customer deposits	(372)
Deferred revenue	(567)

Total current liabilities	(9,235)

Net change in working capital	(1,477)

Working capital at March 31, 2009	$33,802

Our unrestricted cash and cash equivalents increased by $1.3 million to $23.4 million from $22.2 million at December 31, 2008. This increase resulted from $1.7 million of cash provided by operating activities and $0.1 million of cash provided by financing activities, partially offset by $0.3 million of cash used in investing activities and an unfavorable $0.2 million effect of exchange rate changes on cash. See “Cash flow” below.
Accounts receivable, net, decreased by $8.5 million to $16.8 million at March 31, 2009 from $25.3 million at December 31, 2008. This decline was primarily attributable to the collection of year end 2008 accounts receivable balances, which were primarily composed of sales from the fourth quarter. Accounts receivable declined due to lower sales and a decrease in days’ sales outstanding to 63 days at March 31, 2009 from 66 days at December 31, 2008. Our gross accounts receivable declined by $8.3 million from December 31, 2008 to March 31, 2009. Accounts receivable more than 90 days past due increased to 8.7% of gross receivables at March 31, 2009 compared to 5.9% of gross receivables at December 31, 2008.
Bad debt expense for the first quarter of 2009 was $0.7 million compared to $0.4 million in 2008. Our allowance for doubtful accounts increased to $2.2 million at March 31, 2009 from $2.0 million at December 31, 2008. This increase primarily relates to 2009 sales to our largest Japanese customer prior to their filing for court protection in February 2009. Together with the amounts reserved in the fourth quarter of 2008 related to 2008 sales to this customer, all amounts owing from this customer have been fully reserved as of March 31, 2009.

Components of inventories were as follows:
Table 7

	March 31,	December 31,
(Dollars in thousands)	2009	2008
Raw materials	$1,484	$1,635
Inventory held by assemblers	43	34
Work in process	22	146
Finished goods and parts	21,313	22,359

Total cost	22,862	24,174
Less: reserves	(2,967)	(3,156)

Inventories, net	$19,895	$21,018

Inventories decreased by $1.1 million to $19.9 million at March 31, 2009 from $21.0 million at December 31, 2008. This decrease resulted primarily from a $1.0 million decrease in finished goods inventory as our inventory reduction initiatives began to show results. We maintained $3.0 million of inventory reserves at March 31, 2009 and $3.2 million of such reserves at December 31, 2008.
As shown in Table 7 above, with the outsourcing of substantially all of our equipment assembly and refurbishment activities, the majority of our inventory now consists of finished goods, including primarily systems, materials and service parts, as our third-party assemblers have taken over supply chain responsibility for the assembly and refurbishment of systems. As a result, we generally no longer hold in inventory most parts for systems production or refurbishment. The inventory held by assemblers shown in Table 7 and a related accrued liability in an amount that corresponds to the book value of inventory held by assemblers included in accrued liabilities on our Condensed Consolidated Balance Sheets relate to the accounting for our outsourcing arrangements pursuant to SFAS No. 49.
Accounts payable declined by $3.4 million to $13.7 million at March 31, 2009 from $17.1 million at December 31, 2008. The decline primarily related to lower payables that corresponded to lower cost of sales in the quarter ended March 31, 2009 compared to the quarter ended December 31, 2008, and the impact of our continuing cost reduction initiatives.
Customer deposits decreased by $0.4 million to $0.8 million at March 31, 2009 as a result of the reduction in backlog from December 31, 2008 to March 31, 2009.
Deferred revenue decreased by $0.5 million to $8.9 million at March 31, 2009 from $9.4 million at December 31, 2008 primarily due to a net decrease in maintenance contracts, installation, training and warranty revenue from the first three months of 2009 shipments.
Restricted cash decreased by $3.2 million as we retired the remaining outstanding industrial development bonds, which were provided for in restricted cash at December 31, 2008.
The changes in the first quarter of 2009 that comprise the other components of working capital not discussed above arose in the ordinary course of business. These components of working capital include $6.3 million of accrued liabilities, $2.4 million of prepaid expenses and other current assets, $1.0 million of deferred tax assets and $0.2 million in current installments of capitalized lease obligations.
Differences between the amounts of working capital item changes in the cash flow statement and the balance sheet changes for the corresponding items are primarily the result of foreign currency translation adjustments.
Cash flow
Table 8 summarizes the cash provided by or used in operating activities, investing activities and financing activities, as well as the effect of changes in foreign currency exchange rates on cash, for the first three months of 2009 and 2008.
Table 8

(Dollars in thousands)	2009	2008

Cash provided by (used in) operating activities	$1,682	$(7,093)
Cash used in investing activities	(322)	(2,055)
Cash provided by financing activities	97	916
Effect of exchange rate changes on cash	(204)	475

Net increase (decrease) in cash and cash equivalents	$1,253	$(7,757)

Cash flow from operations
For the three months ended March 31, 2009, our operating activities provided $1.7 million of net cash. This source of cash consisted of $1.2 million of cash provided by net changes in operating accounts and $2.6 million of non-cash items included in our net loss that were partially offset by our $2.1 million net loss.
Changes in operating accounts that resulted in a use of cash included the following:
•	a $0.8 million increase in prepaid expenses and other current assets;
•	a $2.5 million decrease in accounts payable;
•	a $1.6 million decrease in accrued liabilities;
•	a $0.4 million decrease in customer deposits; and
•	a $0.4 million decrease in deferred revenue.
Changes in operating accounts that resulted in a source of cash included the following:
•	a $6.4 million decrease in net receivables; and
•	a $0.5 million decrease in inventories.
For the three months ended March 31, 2008, we used $7.1 million of net cash for operating activities. This use of cash consisted of our $3.7 million net loss and $5.6 million of cash consumed by net changes in operating accounts that were partially offset by $2.2 million of non-cash items included in our net loss.
Changes in operating accounts that resulted in a use of cash included the following:
•	a $6.9 million increase in inventories;
•	a $5.1 million decrease in accounts payable; and
•	a $2.0 million decrease in accrued liabilities.
Changes in operating accounts that resulted in a source of cash included the following:
•	a $7.5 million decrease in net receivables; and
•	a $1.2 million increase in customer deposits.
Cash flow from investing activities
Net cash used in investing activities in the first three months of 2009 decreased to $0.3 million from $2.1 million for the first three months of 2008. This decrease was primarily due to our lower level of 2009 capital expenditures.
We expect our capital expenditures for 2009 to range between $1 million and $3 million.
Cash flow from financing activities
Net cash provided by financing activities decreased to $0.1 million for the three months ended March 31, 2009 compared to $0.9 million in the 2008 period. This decrease resulted primarily from $3.1 million of debt payments, partially offset by net proceeds from stock-based compensation.

Outstanding debt and capitalized lease obligations
Our Grand Junction, Colorado facility was financed by industrial development bonds in the original aggregate principal amount of $4.9 million. In January 2009, the remaining outstanding bonds of $3.1 million, plus accrued and unpaid interest, were redeemed in accordance with their terms utilizing the restricted cash set aside for such purpose.
At March 31, 2009, capitalized lease obligations decreased to $8.6 million from $8.7 million at December 31, 2008 primarily due to scheduled payments of principal on capital lease installments.
Our outstanding industrial development revenue bonds and capitalized lease obligations at March 31, 2009 and December 31, 2008 were as follows:
Table 9

	March 31,	December 31,
(Dollars in thousands)	2009	2008

Debt:
Industrial development revenue bonds	$—	$3,085

Capitalized lease obligations:
Current portion of capitalized lease obligations	199	195
Capitalized lease obligations, less current portion	8,416	8,467

Total capitalized lease obligations	8,615	8,662

Total current portion	199	3,280
Total long-term portion	8,416	8,467

Total debt and capitalized lease obligations	$8,615	$11,747

Capitalized lease obligations
Following the redemption of the industrial development bonds in January 2009, our principal contractual commitments consist of capitalized lease obligations of $8.6 million at March 31, 2009.
Outstanding capitalized lease obligations relate to two lease agreements that we entered into during 2006 with respect to our Rock Hill facility, one of which covers the facility itself and the other of which covers certain furniture and fixtures that we acquired for use in the facility. The carrying value of the headquarters facility and the furniture and fixture leases at March 31, 2009 and December 31, 2008 was $8.6 million and $8.7 million, respectively.
Financial instruments
We conduct business in various countries using both the functional currencies of those countries and other currencies to effect cross border transactions. As a result, we are subject to the risk that fluctuations in foreign exchange rates between the dates that those transactions are entered into and their respective settlement dates will result in a foreign exchange gain or loss. When practicable, we endeavor to match assets and liabilities in the same currency on our balance sheet and those of our subsidiaries in order to reduce these risks. We also, when we consider it to be appropriate, enter into foreign currency contracts to hedge exposures arising from those transactions. We have not adopted hedge accounting under SFAS No. 133, “Accounting for Derivatives and Hedging Activities,” as amended by SFAS No. 137, SFAS No. 138 and SFAS No. 161, and we recognize all gains and losses (realized or unrealized) in cost of sales in our Condensed Consolidated Statements of Operations.
The dollar equivalent of our foreign currency contracts and their related fair values as of March 31, 2009 and December 31, 2008 were as follows:
Table 10

	Foreign Currency
	Purchase Contracts
(Dollars in thousands)	2009	2008
Notional amount	$2,458	$1,680
Fair value	2,497	1,699

Net unrealized gain	$39	$19

At March 31, 2009 and December 31, 2008, the notional amount of these contracts at their respective settlement dates amounted to $2.5 million and $1.7 million, respectively. The 2009 and 2008 contracts related primarily to purchases of inventory from third parties. The notional amount of the purchase contracts aggregated CHF 2.8 million and CHF 1.8 million.
The net fair value of all foreign exchange contracts at March 31, 2009 and December 31, 2008 reflected nominal unrealized gains at March 31, 2009 and December 31, 2008. The foreign currency contracts outstanding at December 31, 2008 expired at various times between January 5, 2009 and February 11, 2009. The foreign currency contracts outstanding at March 31, 2009 expire at various times between April 1, 2009 and May 27, 2009.
Changes in the fair value of derivatives are recorded in interest and other expense (income), net, in our Condensed Consolidated Statements of Operations. Depending on their fair value at the end of the reporting period, derivatives are recorded either in prepaid and other current assets or in accrued liabilities in our Condensed Consolidated Balance Sheets.
The total impact of foreign currency related items on our Condensed Consolidated Statements of Operations was a $0.1 million loss in the three months ended March 31, 2009 and a $0.7 million gain for the first quarter of 2008.
Stockholders’ equity
Stockholders’ equity decreased by $3.4 million to $98.8 million at March 31, 2009 from $102.2 million at December 31, 2008. This decrease was composed of the following:
•	Our $2.1 million net loss reported for the first three months of 2009; and
•	$1.7 million of foreign currency translation adjustments included in accumulated other comprehensive income.
This $3.8 million decrease in stockholders’ equity was partially offset by $0.4 million of stock compensation expense recorded in stockholders’ equity in accordance with SFAS No. 123(R) during the first quarter of 2009.
Recent Accounting Pronouncements
For information with respect to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 15 to the Condensed Consolidated Financial Statements.
Critical Accounting Policies and Significant Estimates
For a discussion of our critical accounting policies and estimates, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Significant Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2008.
Forward-Looking Statements
Certain statements made in this Quarterly Report on Form 10-Q that are not statements of historical or current facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include the cautionary statements and risk factors set forth below as well as other statements made in the Quarterly Report on Form 10-Q that may involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from historical results or from any future results expressed or implied by such forward-looking statements.
In addition to statements that explicitly describe such risks and uncertainties, readers are urged to consider statements in future or conditional tenses or that includes terms such as “believes,” “belief,” “expects,” “intends,” “anticipates” or “plans” to be uncertain and forward-looking. Forward-looking statements may include comments as to our beliefs and expectations as to future events and trends affecting our business. Forward-looking statements are based upon management’s current expectations concerning future events and trends and are necessarily subject to uncertainties, many of which are outside of our control. The factors stated under the heading “Cautionary Statements and Risk Factors” set forth below and those described in our other SEC reports, including our Form 10-K for the year ended December 31, 2008, as well as other factors, could cause actual results to differ materially from those reflected or predicted in forward-looking statements.

Any forward-looking statements are based on management’s beliefs and assumptions, using information currently available to us. We assume no obligation, and do not intend, to update these forward-looking statements.
If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from those reflected in or suggested by forward-looking statements. Any forward-looking statement you read in this Quarterly Report on Form 10-Q reflects our current views with respect to future events and is subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity. All subsequent written and oral forward-looking statements attributable to us or individuals acting on our behalf are expressly qualified in their entirety by this paragraph. You should specifically consider the factors identified or referred to in this Quarterly Report on Form 10-Q and our other SEC reports, including our Annual Report on Form 10-K for the year ended December 31, 2008, which would cause actual results to differ from those referred to in forward-looking statements.
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
These risks include and relate to:
•	our ability to generate cash flow from operations and our access to financing and other sources of capital;
•	financial difficulties that may be experienced by our suppliers, resellers or customers;
•	global, economic, political and social conditions which may harm our ability to do business, increase our costs and negatively affect our stock price;
•	our ability to deliver products that meet changing technology and customer needs;
•
the costs from our business outside the U.S. which may increase or our revenue from such operations that may decrease, which could have a significant impact on our overall results of operations and financial condition;

•	the potential impairment of certain intangible assets, which could adversely impact our future earnings and stock price as well as our ability to obtain financing;
•	the costs of enforcing or acquiring intellectual property rights and defending against third-party claims as a result of litigation or other proceedings;
•
the risk that competition could cause our revenue and gross profit margins to decline. Competition in our industry could cause us to reduce sales prices or to incur additional marketing or production costs, which could result in decreased revenue, increased costs and reduced margins;

•	our dependence upon a single or limited number of suppliers for components and sub-assemblies;
•	our dependence upon our suppliers generally;
•
any failure, inadequacy, interruption, or security lapse in the enterprise resource systems or the related technology upon which we rely, which could adversely affect our ability to effectively operate our business;

•	changes in energy-related expenses;
•	the effect new pronouncements by accounting authorities may have on operational, financial and reporting aspects of our Company;

•	our success in entering new marketplaces and acquiring and integrating new businesses;
•	the impact of the mix of products on our gross profit margin, which could cause fluctuations in our net income or loss;
•	our potential involvement in product liability claims and litigation;
•	our ability to develop and commercialize successful new products;
•	our stock being delisted if we fail to file our required periodic filings with the SEC on a timely basis;
•
if our internal control over financial reporting or disclosure controls and procedures are not effective, there may be errors in our financial statements the could require a restatement, which negatively affects our ability to report our results of operations and financial condition accurately and in a timely manner;

•	factors beyond our control that cause fluctuations in our operating results;
•	our stockholders’ rights plan and laws that inhibit takeovers;
•	variations in our operating results from quarter to quarter;
•	the low daily trading volume of our common stock and the volatility of our stock price;
•	dilution of ownership and negative impact in the market price of our common stock due to the exercise of our outstanding stock options;
•	our ability to issue preferred stock.
For a more detailed discussion of such risks and uncertainties, see “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 and the risk factors noted in our other SEC filings.
Except as required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
For a discussion of market risks at December 31, 2008, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2008. During the first three months of 2009, there were no material changes or developments that would materially alter the market risk assessment performed as of December 31, 2008, except as discussed in the Financial Condition and Liquidity section under Financial Instruments.
Item 4. Controls and Procedures.
Evaluation of disclosure controls and procedures
As of March 31, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act.”)) pursuant to Rules 13a-15 and 15d-15 under the Exchange Act. These controls and procedures are designed to provide assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in a manner that is intended to allow timely decisions regarding required disclosures.

Based on this evaluation, management has concluded that our disclosure controls and procedures were effective as of March 31, 2009 to provide reasonable assurance that the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP and that they are free of material errors.
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
Our internal control over financial reporting is supported by written policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets, provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with GAAP and that our receipts and expenditures are being made and recorded only in accordance with the authorizations of our management and provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2009 based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness our internal control over financial reporting. Based upon this evaluation, our management has concluded that our internal control over financial reporting was effective as of March 31, 2009.
Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions and that the degree of compliance with policies and procedures may deteriorate.
Changes in Internal Controls over Financial Reporting
There were no material changes in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
The information set forth in Note 12 of the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.
Item 1A. Risk Factors.
There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.
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

3.10	Amended and Restated By-Laws. (Incorporated by reference to Exhibit 3.2 of Registrant’s Current Report on Form 8-K filed on December 1, 2006.)

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 6, 2009.

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 6, 2009.

32.1	Certification of Principal Executive Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 6, 2009.

32.2	Certification of Principal Financial Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 6, 2009.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

3D Systems Corporation
By:	/s/ Damon J. Gregoire
Damon J. Gregoire
Vice President and Chief Financial Officer (Principal Financial Officer) (Duly Authorized Officer)
Date: May 6, 2009

EXHIBIT INDEX

Exhibit
No.	Description

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 6, 2009.

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 6, 2009.

32.1	Certification of Principal Executive Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 6, 2009.

32.2	Certification of Principal Financial Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 6, 2009.