Form 10-Q
period 2009-06-30
3D SYSTEMS CORP
filed 2009-08-03
CIK 910638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Shares of Common Stock, par value $0.001, outstanding as of July 27, 2009: 22,625,137

3D SYSTEMS CORPORATION
Quarterly Report on Form 10-Q for the
Quarter Ended June 30, 2009

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
3D SYSTEMS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
(in thousands, except par value)	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$24,029	$22,164
Accounts receivable, net of allowance for doubtful accounts of $2,273 (2009) and $2,015 (2008)	16,214	25,276
Inventories, net of reserves of $3,061 (2009) and $3,156 (2008)	19,108	21,018
Prepaid expenses and other current assets	1,866	1,601
Deferred income tax assets	784	935
Restricted cash	107	3,309

Total current assets	62,108	74,303
Property and equipment, net	21,990	24,072
Intangible assets, net	3,236	3,663
Goodwill	47,880	48,010
Other assets, net	3,017	2,954

	$138,231	$153,002

LIABILITIES AND EQUITY
Current liabilities:
Industrial development bonds	$—	$3,085
Current portion of capitalized lease obligations	203	195
Accounts payable	11,414	17,133
Accrued liabilities	6,941	8,057
Customer deposits	587	1,136
Deferred revenue	8,107	9,418

Total current liabilities	27,252	39,024
Long-term portion of capitalized lease obligations	8,364	8,467
Other liabilities	3,364	3,277

Total liabilities	38,980	50,768

Commitments and contingencies	—	—
3D Systems stockholders’ equity:
Preferred Stock, authorized 5,000 shares, none issued	—	—
Common stock, $0.001 par value, authorized 60,000 shares; 22,698 (2009) and 22,424 (2008) issued	23	22
Additional paid-in capital	177,157	176,180
Treasury stock, at cost; 72 shares (2009) and 59 shares (2008)	(133)	(120)
Accumulated deficit	(81,958)	(78,557)
Accumulated other comprehensive income	4,158	4,709

Total 3D Systems stockholders’ equity	99,247	102,234
Noncontrolling interest	4	—

Total Equity	99,251	102,234

	$138,231	$153,002

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2009	2008	2009	2008
Revenue:
Products	$17,584	$27,713	$33,073	$50,478
Services	7,121	8,943	15,663	17,965

Total revenue	24,705	36,656	48,736	68,443

Cost of sales:
Products	9,443	15,510	17,380	27,963
Services	4,432	7,541	10,047	14,175

Total cost of sales	13,875	23,051	27,427	42,138

Gross profit	10,830	13,605	21,309	26,305

Operating expenses:
Selling, general and administrative	8,818	12,555	18,006	25,619
Research and development	2,855	3,578	5,753	7,175

Total operating expenses	11,673	16,133	23,759	32,794

Loss from operations	(843)	(2,528)	(2,450)	(6,489)
Interest and other expense (income), net	260	485	487	(171)

Loss before income taxes	(1,103)	(3,013)	(2,937)	(6,318)
Provision for income taxes	210	310	460	696

Net loss	(1,313)	(3,323)	(3,397)	(7,014)
Less: Net income attributable to noncontrolling interest	4	—	4	—

Net loss attributable to 3D Systems	$(1,317)	$(3,323)	$(3,401)	$(7,014)

Net loss per share — basic and diluted	$(0.06)	$(0.15)	$(0.15)	$(0.31)

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2009	2008
Cash flows from operating activities:
Net loss attributable to 3D Systems	$(3,401)	$(7,014)
Net income attributable to noncontrolling interest	4	—

Net loss	(3,397)	(7,014)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Deferred income taxes	140	110
Depreciation and amortization	3,019	3,123
Provision for bad debts	879	287
Stock-based compensation	731	856
Gain on the disposition of property and equipment	(21)	—
Changes in operating accounts:
Accounts receivable	7,725	4,404
Inventories	1,827	(7,589)
Prepaid expenses and other current assets	(144)	848
Accounts payable	(5,335)	(1,616)
Accrued liabilities	(1,161)	(2,749)
Customer deposits	(553)	1,961
Deferred revenue	(1,448)	(783)
Other operating assets and liabilities	55	(219)

Net cash provided by (used in) operating activities	2,317	(8,381)

Cash flows used in investing activities:
Purchases of property and equipment	(654)	(3,244)
Additions to license and patent costs	(83)	(230)
Proceeds from disposition of property and equipment	26	—

Net cash used in investing activities	(711)	(3,474)

Cash flows provided by financing activities:
Restricted stock proceeds and stock options, net	232	1,091
Repayment of long-term debt	(96)	(210)
Repayment of short-term borrowings	(3,085)	—
Restricted cash	3,204	—

Net cash provided by financing activities	255	881

Effect of exchange rate changes on cash	4	394

Net increase (decrease) in cash and cash equivalents	1,865	(10,580)

Cash and cash equivalents at the beginning of the period	22,164	29,689

Cash and cash equivalents at the end of the period	$24,029	$19,109

Supplemental Cash Flow Information:
Interest payments	$324	$483
Income tax (receipts) payments	(480)	408
Non-cash items:
Transfer of equipment from inventory to property and equipment, net(a)	47	3,944
Transfer of equipment to inventory from property and equipment, net(b)	230	1,518

(a)
Inventory is transferred from inventory to property and equipment at cost when the Company requires additional machines for training, demonstration or short-term rentals. The transfer of $3,002 of equipment purchased from a large customer is included in transfers to property and equipment in the period ended June 30, 2008.

(b)
In general, an asset is transferred from property and equipment, net into inventory at its net book value when the Company has identified a potential sale for a used machine. The machine is removed from inventory upon recognition of the sale.

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)

	Equity Attributable to 3D Systems Stockholders
	Common Stock							Accumulated	Total	Equity
		Par		Additional				Other	3D Systems	Attributable to
		Value		Paid in	Treasury Stock		Accumulated	Comprehensive	Stockholders’	Noncontrolling	Total
(In thousands, except par value)	Shares	$0.001		Capital	Shares	Amount	Deficit	Income	Equity	Interest	Equity
Balance at December 31, 2008	22,424	$22		$176,180	59	$(120)	$(78,557)	$4,709	$102,234	—	102,234
Issuance (repurchase) of restricted stock, net	259	1		308	13	(13)	—	—	296	—	296
Stock compensation expense	—	—	(a)	585	—	—	—	—	585	—	585
Exercise of stock options	15	—	(a)	84	—	—	—	—	84	—	84
Net (loss) gain	—	—		—	—	—	(3,401)	—	(3,401)	4	(3,397)
Foreign currency translation adjustment	—	—		—	—	—	—	(551)	(551)	—	(551)

Balance at June 30, 2009	22,698	$23		$177,157	72	$(133)	$(81,958)	$4,158	$99,247	$4	$99,251

(a)	Amounts not shown due to rounding.
See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2009	2008	2009	2008
Net loss attributable to 3D Systems	$(1,317)	$(3,323)	$(3,401)	$(7,014)
Net income attributable to noncontrolling interest	4	—	4	—

Net loss	(1,313)	(3,323)	(3,397)	(7,014)
Other comprehensive loss:
Unrealized gain on pension obligation	10	—	—	9
Foreign currency translation adjustments	1,189	(749)	(551)	1,565

Comprehensive loss, net	$(114)	$(4,072)	$(3,948)	$(5,440)

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
In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments, consisting of adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results of operations for the quarter and six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year.
The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results may differ from these estimates and assumptions.
Certain prior period amounts have been reclassified to conform to their current year presentation. These reclassifications include $285 of foreign exchange loss for the quarter ended June 30, 2008, and $445 of foreign exchange gain for the six months ended June 30, 2008, that had previously been included in product cost of sales for the first two quarters of 2008, to interest and other expense (income), net in the Company’s condensed consolidated statements of operations. This had the effect of increasing the Company’s previously reported gross profit and interest and other expense (income), net for the second quarter of 2008 by $285 and of decreasing operating loss for that quarter by the same amount. For the six months ended June 30, 2008, this reclassification had the effect of decreasing the Company’s previously reported gross profit and interest and other expense (income) by $445 and of increasing operating loss for the period by the same amount. It did not affect any of the other line items on the Company’s condensed consolidated statements of operations for 2008.
All amounts presented in the accompanying footnotes are presented in thousands, except for per share information and years.
The Company has evaluated subsequent events from the date of the condensed consolidated balance sheet through the date of the filing of this Form 10-Q. During this period, no material recognizable subsequent events were identified.
(2) Inventories
Components of inventories, net at June 30, 2009 and December 31, 2008 were as follows:

(in thousands)	2009	2008
Raw materials	$1,622	$1,635
Inventory held by assemblers	7	34
Work in process	104	146
Finished goods and parts	20,436	22,359

Total cost	22,169	24,174
Less: reserves	(3,061)	(3,156)

Inventories, net	$19,108	$21,018

(3) Property and Equipment
Property and equipment at June 30, 2009 and December 31, 2008 were as follows:

			Useful Life
(in thousands, except years)	2009	2008	(in years)
Building	$8,566	$8,566	25
Machinery and equipment	26,334	27,492	3-5
Capitalized software — ERP	3,096	3,096	5
Office furniture and equipment	3,329	3,404	5
Leasehold improvements	7,310	7,567	Life of lease
Rental equipment	1,120	1,116	5
Construction in progress	1,031	298	N/A

Total property and equipment	50,786	51,539
Less: Accumulated depreciation and amortization	(28,796)	(27,467)

Total property and equipment, net	$21,990	$24,072

Depreciation and software amortization expense for the quarter and six months ended June 30, 2009 were $1,224 and $2,509, respectively, compared to $1,233 and $2,183, for the quarter and six months ended June 30, 2008. For each of the quarters and six months ended June 30, 2009 and 2008, the Company recognized software amortization expense of $134 and $269, respectively, for its capitalized enterprise resource planning (“ERP”) system.
(4) Intangible Assets
Intangible assets other than goodwill at June 30, 2009 and December 31, 2008 were as follows:

	June 30, 2009
	Gross Carrying	Accumulated
(in thousands)	Amount	Amortization	Net
Licenses	$5,875	$(5,338)	$537
Patent costs	16,124	(13,425)	2,699
Other intangible assets	8,968	(8,968)	—

Total	$30,967	$(27,731)	$3,236

	December 31, 2008
	Gross Carrying	Accumulated
(in thousands)	Amount	Amortization	Net
Licenses	$5,875	$(5,090)	$785
Patent costs	16,078	(13,341)	2,737
Other intangible assets	8,968	(8,827)	141

Total	$30,921	$(27,258)	$3,663

For the six months ended June 30, 2009 and 2008, the Company capitalized $83 and $230, respectively, of costs incurred to acquire, develop and extend patents in the United States and various other countries.
Amortization expense related to licenses, patent costs and other intangible assets for the quarters and six months ended June 30, 2009 and 2008 was as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2009	2008	2009	2008
Amortization expense:
Licenses	$124	$124	$248	$248
Patent costs	64	77	121	154
Other intangible assets	—	339	141	538

Total	$188	$540	$510	$940

(5) Accrued and Other Liabilities
Accrued liabilities at June 30, 2009 and December 31, 2008 were as follows:

(in thousands)	2009	2008
Compensation and benefits	$2,982	$2,239
Vendor accruals	927	1,880
Accrued professional fees	590	1,064
Accrued taxes	1,811	1,148
Royalties payable	154	297
Non-contractual obligation to repurchase inventory held by assemblers	7	34
Accrued interest	51	54
Accrued other	419	1,341

	$6,941	$8,057

Other liabilities at June 30, 2009 and December 31, 2008 were as follows:

(in thousands)	2009	2008
Defined benefit pension obligation	$2,863	$2,801
Other long-term liabilities	501	476

	$3,364	$3,277

(6) Borrowings
The Company’s debt, excluding capitalized lease obligations, at June 30, 2009 and December 31, 2008 was $0 and $3,085, respectively, and at December 31, 2008 consisted of industrial development bonds related to the Grand Junction facility, which was sold in December 2008. The remaining bonds outstanding at December 31, 2008, plus accrued interest, were redeemed in January 2009. The interest rate on the bonds at December 31, 2008 was 1.28%.
The following provides for the components of interest and other expense (income), net:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2009	2008	2009	2008
Interest expense	$162	$261	$321	$468
Interest income	(10)	(194)	(11)	(420)
Foreign currency (gain) loss	44	285	166	(445)
Other	64	133	11	226

Total	$260	$485	$487	$(171)

(7) Noncontrolling Interest
In May 2009, the Company formed MQast, LLC (“MQast”), a joint venture with an unrelated third party. MQast is an online provider of rapid, high-quality complex metal parts. The Company maintains a 51% ownership interest in MQast, and MQast’s operating results are included in the condensed consolidated financial statements. In accordance with SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” the carrying value of the noncontrolling interest is reported in the condensed consolidated balance sheets as a separate component of equity, and both consolidated net loss and comprehensive loss have been adjusted to include the net income attributable to the noncontrolling interest.
(8) Hedging Activities and Financial Instruments
The Company conducts business in various countries using both the functional currencies of those countries and other currencies to effect cross border transactions. As a result, the Company is subject to the risk that fluctuations in foreign exchange rates between the dates that those transactions are entered into and their respective settlement dates will result in a foreign exchange gain or loss. When practicable, the Company endeavors to match assets and liabilities in the same currency on its balance sheet and those of its subsidiaries in order to reduce these risks. When appropriate, the Company enters into foreign currency contracts to hedge exposures arising from those transactions. The Company has not adopted hedge accounting under Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivatives and Hedging Activities,” as amended by SFAS No. 137, SFAS No. 138 and SFAS No. 161, and all gains and losses (realized or unrealized) are recognized in “Interest and other expense (income), net” in the condensed consolidated statements of operations.
At June 30, 2009 and December 31, 2008, these contracts included contracts for the purchase of currencies other than the U.S. dollar. The dollar equivalents of the foreign currency contracts and the related fair values as of June 30, 2009 and December 31, 2008 were as follows:

	Foreign Currency
	Purchase Contracts
(in thousands)	2009	2008
Notional amount	$1,549	$1,680
Fair value	1,539	1,699

Net unrealized (loss) gain	$(10)	$19

The foreign currency contracts outstanding at June 30, 2009 expire at various times between July 8, 2009 and August 5, 2009. The foreign currency contracts outstanding at December 31, 2008 expired at various times between January 5, 2009 and February 11, 2009.
Changes in the fair value of derivatives are recorded in interest and other expense (income), net in the condensed consolidated statements of operations. Depending on their fair value at the end of the reporting period, derivatives are recorded either in prepaid expenses and other current assets or in accrued liabilities on the condensed consolidated balance sheet.
The total impact of foreign currency items on the condensed consolidated statements of operations for the quarter and six months ended June 30, 2009 were losses of $(44) and $(166), respectively, compared to gains (losses) of $(285) and $445, respectively, for the quarter and six months ended June 30, 2008.
(9) Stock-based Compensation Plans
The Company records stock-based compensation expense in selling, general and administrative expenses in the condensed consolidated statements of operations. Stock-based compensation expense for the quarters and six months ended June 30, 2009 and 2008 was as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2009	2008	2009	2008
Restricted stock awards	$342	$376	$731	$856

Total stock-based compensation expense	$342	$376	$731	$856

The number of shares of restricted common stock awarded and the weighted average fair value per share during the quarters and six months ended June 30, 2009 and 2008 were as follows:

	Quarter Ended June 30,
	2009		2008
		Weighted Average		Weighted Average
(in thousands, except per share amounts)	Shares Awarded	Fair Value	Shares Awarded	Fair Value
Restricted stock awards:
Granted under the 2004 Incentive Stock Plan	4	$6.97	8	$15.07
Granted under the 2004 Restricted Stock Plan for Non-Employee Directors	21	6.97	22	8.80

Total restricted stock awards	25	$6.97	30	$10.47

	Six Months Ended June 30,
	2009		2008
		Weighted Average		Weighted Average
(in thousands, except per share amounts)	Shares Awarded	Fair Value	Shares Awarded	Fair Value
Restricted stock awards:
Granted under the 2004 Incentive Stock Plan	182	$6.81	8	$15.07
Granted under the 2004 Restricted Stock Plan for Non-Employee Directors	21	6.97	24	9.24

Total restricted stock awards	203	$6.83	32	$10.70

Of the 182 shares of restricted stock awards granted in the six months ended June 30, 2009 pursuant to the Company’s 2004 Incentive Stock Plan, 100 shares were awarded to executive officers of the Company. The 4 shares granted in the second quarter of 2009 remained subject to acceptance at June 30, 2009.
In the second quarter of 2009 the Company issued a total of 21 shares of common stock pursuant to the Company’s 2004 Restricted Stock Plan for Non-Employee Directors. Stock compensation expense for directors totaled $146 for the quarter and six months ended June 30, 2009, compared to $194 and $221, respectively, for the quarter and six months ended June 30, 2008.

(10) Loss Per Share
The Company presents basic and diluted earnings (loss) per share (“EPS”) amounts. Basic EPS is calculated by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the applicable period. Diluted EPS is calculated by dividing 3D Systems net income (loss) by the weighted average number of common and common equivalent shares outstanding during the applicable period. The following table reconciles basic weighted average outstanding shares to diluted weighted average outstanding shares for the quarters and six months ended June 30, 2009 and 2008:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2009	2008	2009	2008
Numerator:
3D Systems net loss – numerator for basic net loss per share	$(1,317)	$(3,323)	$(3,401)	$(7,014)
Add: Effect of dilutive securities
Stock options and other equity compensation	—	—	—	—

Numerator for dilutive net loss per share	$(1,317)	$(3,323)	$(3,401)	$(7,014)

Denominator:
Weighted average shares – denominator for basic net loss per share	22,515	22,351	22,442	22,339
Add: Effect of dilutive securities
Stock options and other equity compensation	—	—	—	—

Denominator for dilutive net loss per share	22,515	22,351	22,442	22,339

Loss per share
Basic and diluted	$(0.06)	$(0.15)	$(0.15)	$(0.31)

No dilutive securities were included in the diluted weighted average shares outstanding for the quarter and six months ended June 30, 2009 and 2008 because the effect of their inclusion would have been anti-dilutive; that is, they would have reduced net loss per share.
(11) Income Taxes
The Company used effective tax rates of (19.1%) and (15.7%) for the quarter and six months ended June 30, 2009, respectively, compared to (10.3%) and (11.0%) for the quarter and six months ended June 30, 2008. Tax expense relates primarily to income from foreign operations.
Tax years 2005 to 2008 remain subject to examination by the U.S. Internal Revenue Service. Should the Company utilize any of its remaining U.S. loss carry-forwards, which date from 1997, years 1997 through 2004 would be subject to examination. The Company files income tax returns (which are open to examination beginning in the year shown in parentheses) in France (2004), Germany (2006), Japan (2004), Italy (2004), Switzerland (2004) and the United Kingdom (2006).
(12) Segment Information
The Company operates in one reportable business segment in which it develops, manufactures and markets worldwide 3-D printing, rapid prototyping and manufacturing systems designed to reduce the time it takes to produce three-dimensional objects. The Company conducts its business through subsidiaries in the United States, a subsidiary in Switzerland that operates a research and production facility, sales and service offices operated by subsidiaries in the European Community (France, Germany, the United Kingdom and Italy) and Japan, and a branch office in Hong Kong. The Company has historically disclosed summarized financial information for the geographic areas of operations as if they were segments in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”
Summarized financial information concerning the Company’s geographical operations is shown in the following tables:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2009	2008	2009	2008
Revenue from unaffiliated customers:
United States	$11,455	$16,055	$22,210	$28,092
Germany	5,556	7,334	10,991	14,514
Other Europe	5,186	7,599	9,749	16,080
Asia Pacific	2,508	5,668	5,786	9,757

Total	$24,705	$36,656	$48,736	$68,443

The Company’s revenues from unaffiliated customers by type are as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2009	2008	2009	2008
Systems and other products	$5,882	$11,487	$10,741	$19,329
Materials	11,702	16,226	22,332	31,149
Services	7,121	8,943	15,663	17,965

Total revenue	$24,705	$36,656	$48,736	$68,443

Intercompany sales are as follows:

	Quarter Ended June 30, 2009
	Intercompany Sales to
	United		Other	Asia
(in thousands)	States	Germany	Europe	Pacific	Total
United States	$—	$2,547	$1,489	$109	$4,145
Germany	—	—	1,059	—	1,059
Other Europe	1,708	308	—	—	2,016
Asia Pacific	—	—	—	—	—

Total	$1,708	$2,855	$2,548	$109	$7,220

	Quarter Ended June 30, 2008
	Intercompany Sales to
	United		Other	Asia
(in thousands)	States	Germany	Europe	Pacific	Total
United States	$—	$5,051	$3,244	$3,632	$11,927
Germany	428	—	1,780	—	2,208
Other Europe	1,641	5	—	—	1,646
Asia Pacific	—	—	—	—	—

Total	$2,069	$5,056	$5,024	$3,632	$15,781

	Six Months Ended June 30, 2009
	Intercompany Sales to
	United		Other	Asia
(in thousands)	States	Germany	Europe	Pacific	Total
United States	$—	$5,751	$3,383	$1,566	$10,700
Germany	3	—	1,772	—	1,775
Other Europe	3,213	446	—	—	3,659
Asia Pacific	—	—	—	—	—

Total	$3,216	$6,197	$5,155	$1,566	$16,134

	Six Months Ended June 30, 2008
	Intercompany Sales to
	United		Other	Asia
(in thousands)	States	Germany	Europe	Pacific	Total
United States	$—	$9,734	$6,142	$6,633	$22,509
Germany	462	—	3,742	—	4,204
Other Europe	2,841	53	—	—	2,894
Asia Pacific	—	—	—	—	—

Total	$3,303	$9,787	$9,884	$6,633	$29,607

All revenue between geographic areas is recorded at prices that provide for an allocation of profit (loss) between entities. Income (loss) from operations and assets for each geographic area are as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2009	2008	2009	2008
Income (loss) from operations:
United States	$(2,286)	$(3,510)	$(5,230)	$(7,966)
Germany	262	279	370	478
Other Europe	288	631	707	1,079
Asia Pacific	364	(3)	1,307	324

Subtotal	(1,372)	(2,603)	(2,846)	(6,085)
Inter-segment elimination	529	75	396	(404)

Total	$(843)	$(2,528)	$(2,450)	$(6,489)

	June 30,	December 31,
(in thousands)	2009	2008
Assets:
United States	$51,431	$61,974
Germany	24,773	25,762
Other Europe	42,084	43,396
Asia Pacific	19,943	21,870

Total	$138,231	$153,002

(13) Contingencies
On March 14, 2008, DSM Desotech Inc. filed a complaint, as amended, in an action titled DSM Desotech Inc. v. 3D Systems Corporation et al. in the United States District Court for the Northern District of Illinois (Eastern Division) asserting that the Company engaged in anticompetitive behavior with respect to resins used in large-frame stereolithography machines. The complaint further asserted that the Company is infringing on two of DSM Desotech’s patents relating to stereolithography machines. The Company understands that DSM Desotech estimates the damages associated with its claims to be in excess of $40,000.
Following a decision of the Court on the Company’s motion to dismiss the non-patent causes of the action, DSM Desotech filed a second amended complaint on March 2, 2009 in which it reasserted causes of action previously dismissed by the Court. The Company filed an answer to the second amended complaint on March 19, 2009 in which, among other things, it denied the material allegations of the second amended complaint. Discovery is proceeding on the claims pending in this case.
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
(14) Fair Value Measurements
In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 introduced a framework for measuring fair value and expands required disclosure about fair value measurements of assets and liabilities.
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
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements as of June 30, 2009
(in thousands)	Level 1	Level 2	Level 3	Total
Description
Cash equivalents(1)	$20,785	$—	$—	$20,785
Currency derivative contracts(1)	1,539	—	—	1,539

Total	$22,324	$—	$—	$22,324

(1)
Unrealized gains or losses on short term investments and derivatives are recorded in “Interest and other expense (income), net” in the condensed consolidated statement of operations at each measurement date.

The fair market values of Level 1 currency derivative contracts at June 30, 2009 and December 31, 2008 were as follows:

	Foreign Currency
	Purchase Contracts
(in thousands)	2009	2008
Notional amount	$1,549	$1,680
Fair value	1,539	1,699

Net unrealized (loss) gain	$(10)	$19

In January 2009, the Company adopted FASB Staff Position No. 157-2 (“FSP FAS 157-2”) for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of FSP FAS 157-2 did not have a material impact on the Company’s consolidated financial statements.
(15) International Retirement Plan
The following table shows the components of net periodic benefit costs and other amounts recognized in the condensed consolidated statements of operations for the quarter and six months ended June 30, 2009 and 2008:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2009	2008	2009	2008
Service cost	$23	$23	$47	$46
Interest cost	22	17	44	35

Total	$45	$40	$91	$81

(16)	Recent Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 provides a framework for measuring fair value and expands required disclosure about fair value measurements of assets and liabilities. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2 which allowed companies to elect a one year deferral of adoption of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.” In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” In March 2009, the FASB released Proposed Staff Position SFAS 157-e, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed” (“SFAS 157-e”), which provides additional guidance in determining whether a market for a financial asset is not active and a transaction is not distressed for fair value measurement purposes as defined in SFAS No. 157. SFAS 157-e would be effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009; however, it has not yet been issued by the FASB. In May 2009 the FASB released Proposed Staff Position SFAS 157-f, “Measuring Liabilities under FASB Statement No. 157” (“SFAS 157-f”), which provides guidance on the fair value measurement of liabilities under SFAS No. 157. SFAS 157-f will be effective for the first reporting period, including interim periods, beginning after its issuance, with earlier application permitted. The Company currently does not have any financial assets or liabilities that are valued in inactive or non-orderly markets, and as such are not currently impacted by the issuance of FSP FAS 157-3 or FSP FAS 157-4. The Company has adopted SFAS No. 157 as it relates to financial assets and liabilities as of January 1, 2008 and as it relates to nonfinancial assets and liabilities as of January 1, 2009, and the impact of the adoption was not significant. The Company is evaluating the impact of proposals SFAS 157-e and SFAS 157-f on its consolidated financial statements. See Note 14 to the condensed consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). This FSP amends FASB Statement No. 107, “Disclosures about Fair Values of Financial Instruments,” to require disclosures about fair values of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The FSP also amends ABP Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 became effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted the FSP for the period ended June 30, 2009, and the impact of the adoption was not significant; see Note 14 to the condensed consolidated financial statements.
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The Statement sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 became effective for the Company for the period ended June 30, 2009 and is to be applied prospectively. The impact of adoption was not significant. See Note 1 to the condensed consolidated financial statements.
In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standard Codification™ (“Codification”) and the Hierarchy of Generally Accepted Accounting Principles,” effective for interim and annual reporting periods ending after September 15, 2009. This statement replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” and establishes the Codification as the source of authoritative accounting principles used in the preparation of financial statements in conformity with generally accepted accounting principles. The Codification does not replace or affect guidance issued by the SEC or its staff. After the effective date of this statement, all non-grandfathered non-SEC accounting literature not included in the Codification will be superseded and deemed non-authoritative.

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
Recent Developments
New product developments
During 2009, we have continued our new product development activities, resulting in the following, which were not material to our operating results:
•
In April 2009, we began offering the production of large one-piece SLA parts through our online Pro-Parts Marketplace. Through the Pro-Parts Marketplace, customers can obtain high-definition precision parts up to 60 inches (1500 mm) long that are produced on our new iPro™ 9000 XL SLA® Precision Centers. Producing very large high-definition precision parts in a single piece eliminates the labor intensity associated with the fixturing and assembly of sectioned pieces into a larger part as well as the dimensional inaccuracy that can result from the complex manufacturing of subassemblies.

•
In May 2009, we formed MQast, LLC through a joint venture with an unrelated third party which is a leading Rapid Prototyping and Manufacturing Service Provider. MQast, LLC is an online provider of rapid, high-quality, complex geometry metal parts, which utilizes MQast™ technology. These parts are ideally suited for aerospace, medical and automotive applications for functional testing, design verification and end-use for short-run production.

•
Also in May 2009, we launched our sPro™ 60 SLS® Centers. Expanding our line of sPro™ Centers, the sPro™ 60 SLS® family of new cost-saving production systems enables users to rapidly manufacture stable, durable plastic parts for demanding functional testing and end-use applications. sPro™ 60 SLS® Centers feature enhanced productivity within an optimized build volume, new CleanSweep™ IR sensor technology, the ability to process multiple materials and the flexibility to change materials quickly. Optional features include our ProScan™ digital imaging system and the AccuTemp™ thermal control system, which are designed for the most rigorous manufacturing applications. As part of our new sPro™ 60 SLS® product family, we also launched a new, affordable basic sPro™ 60 SLS® production system that offers unmatched value with the flexibility to upgrade to the more advanced sPro™ Production Centers.

•
We launched our V-Flash® Desktop Printer in May 2009, the first commercially available 3-D modeler priced under $10,000. The V-Flash® Printer delivers high-quality hard-plastic parts for enhanced design at an affordable price and low total cost of ownership. V-Flash® Printers combine the versatility typically found in more expensive 3-D printers with the convenience of an easy-to-use desktop printer. Its compact size, quiet operation, and network-ready connection makes V-Flash® Printers ideal for virtually any design job at a price virtually any business can afford.

Results of Operations
Summary of 2009 financial results
We generated $1.8 million of net cash in the first six months of 2009 and finished the period with $24.0 million of unrestricted cash compared to $22.2 million of unrestricted cash at December 31, 2008.
As discussed in greater detail below, revenue for the second quarter of 2009 declined by 33% to $24.7 million from $36.7 million for the second quarter of 2008, due to weak global demand, particularly in the automotive and consumer electronics sectors. Revenue was down across all classes of products and services, primarily reflecting the cumulative effect of the decline in large-frame systems sales that began in the first quarter of 2008. Revenue for the six months ended June 30, 2009 declined 29% to $48.7 million from $68.4 million in 2008, for primarily the same reasons.
Materials sales for the second quarter of 2009 declined by $4.5 million from the second quarter of 2008 as revenue from materials was adversely impacted by the significant reduction in large-frame systems sales, which are typically accompanied by significant initial materials purchases to charge up new systems and commence production, and decreased demand due to the downturn in the global economy.
We are encouraged, however, by the improved trend in systems and materials sales during the second quarter of 2009, which increased by $1.0 million (21%) and $1.1 million (10%), respectively, from first quarter 2009 levels.
Revenue from services fell by $1.8 million to $7.1 million in the second quarter of 2009 from $8.9 million in the same quarter of 2008 primarily as a result of a significant drop in maintenance and warranty revenue, which reflects the trailing 12-month cumulative effect of lower large-frame sales that began during the first quarter of 2008. Services revenue declined by $1.4 million in the second quarter of 2009 from $8.5 million in the first quarter of 2009, resulting from the continued effect of lower large-frame sales as well as a reduced volume of systems upgrades as compared with the first quarter of 2009.
Foreign currency translation had a $1.6 million unfavorable impact on revenue in the second quarter of 2009 compared to a $2.2 million favorable impact on revenue in the second quarter of 2008 as the U.S. dollar strengthened in 2009 against most major currencies, with the exception of the Japanese Yen.
Through our cost saving initiatives, in the aggregate, we were able to improve gross margin, reduce operating expenses and narrow our operating loss by $1.7 million.
Our gross profit improved modestly to $10.8 million in the second quarter of 2009 from $10.5 million in the first quarter of 2009, although it was down by $5.0 million compared to the first six months of 2008 primarily due to our lower level of revenue. Our cost of sales also fell due to a combination of lower sales and the initiatives undertaken in 2008 and the first and second quarters of 2009 to lower our cost of sales. Our gross profit margin increased to 43.8% in the second quarter of 2009 from 37.1% in the second quarter of 2008 as increased supply chain efficiencies, the elimination of certain third-party logistics costs in the U.S. and cost reductions in our field service organization more than offset lower overhead absorption over lower sales. These changes reflect the reclassifications of foreign exchange effects from cost of sales to interest and other expense (income), which are more fully described below under our discussions of “Gross profit and gross profit margins.”
Our operating expenses declined by $4.4 million in the second quarter of 2009 to $11.7 million from $16.1 million in the 2008 quarter. The decrease reflected lower selling, general and administrative expenses and lower research and development expenses consistent with our cost reduction initiatives. We expect our SG&A expenses for the remainder of 2009 to be in the range of $17 to $19 million, and our research and development expenses to be in the range of $5 million to $6 million.

Results of Operations – Second Quarter Comparisons
Second quarter comparison of revenue by class of product and service
Table 1 sets forth our change in revenue by class of product and service for the second quarter of 2009 compared to the second quarter of 2008:
Table 1

	Systems and
	Other
(Dollars in thousands)	Products		Materials		Services		Totals
Revenue – 2nd quarter 2008	$11,487	31.3%	$16,226	44.3%	$8,943	24.4%	$36,656	100%

Change in revenue:
Volume
Core products and services	(3,304)	(28.8)	(590)	(3.6)	(604)	(6.8)	(4,498)	(12.3)
New products and services	(1,939)	(16.9)	(2,644)	(16.3)	(695)	(7.8)	(5,278)	(14.4)
Price/Mix	(119)	(1.0)	(453)	(2.8)	—	—	(572)	(1.5)
Foreign currency translation	(243)	(2.1)	(837)	(5.2)	(523)	(5.8)	(1,603)	(4.4)

Net change	(5,605)	(48.8)	(4,524)	(27.9)	(1,822)	(20.4)	(11,951)	(32.6)

Revenue – 2nd quarter 2009	$5,882	23.8%	$11,702	47.4%	$7,121	28.8%	$24,705	100.0%

On a consolidated basis, revenue for the second quarter of 2009 declined by 32.6% to $24.7 million from $36.7 million for the second quarter of 2008. The principal factors leading to this $12.0 million decrease in consolidated revenue were the $9.8 million decrease in product unit volume, the $1.6 million unfavorable effect of foreign currency translation, and the $0.6 million combined unfavorable effect of price and mix.
Revenue from systems and other products decreased by $5.6 million or 48.8% to $5.9 million for the quarter ended June 30, 2009 from $11.5 million for the second quarter of 2008. Systems revenue fell to 23.8% of consolidated revenue in the 2009 quarter from 31.3% in the 2008 period. The decrease from the 2008 quarter arose from a $5.2 million net decrease in unit volume of core and new products, a $0.2 million unfavorable impact from foreign currency translation, and a $0.1 million combined unfavorable effect of price and mix. The decrease in volume from systems sales was due to lower sales of large-frame systems that were only partially offset by an increase in unit volume of 3-D printers.
Large-frame systems represented 15% of total systems revenue for the second quarter of 2009 compared to 25% for the second quarter of 2008, while sales of small-frame systems and 3-D printers accounted for the remaining 85%, increasing from 75% for the second quarter of 2008.
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
At June 30, 2009 our backlog was approximately $1.6 million, a 20.0% increase from the $1.4 million of backlog at December 31, 2008, and a 47.4% increase from the $1.1 million of backlog at June 30, 2008. We believe that our level of backlog at June 30, 2009 is generally consistent with the normal operating trends in our business.
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
Revenue from materials was also adversely impacted by lower large-frame systems sales, which are typically accompanied by significant initial materials purchases to charge up new systems and commence production, and decreased demand in the global marketplace due to the continued overall economic downturn. Revenue from materials declined by $4.5 million or 27.9% to $11.7 million for the second quarter of 2009 from $16.2 million for the 2008 quarter and represented 47.4% of consolidated revenue in the 2009 period compared to 44.3% in the 2008 period. The decrease in materials revenue was the result of the $3.2 million decrease in core and new product volume, the $0.8 million unfavorable effect of foreign currency translation, and the $0.5 million unfavorable combined effect of price and mix. Sales of integrated materials represented 30% of total materials revenue in the second quarter of 2009 compared to 35% in the first quarter of 2009 and 28% in the fourth quarter of 2008. Sales of integrated materials in the second quarter of 2009 decreased 18% compared to the second quarter of 2008.

Revenue from services decreased by $1.8 million or 20.4% to $7.1 million for the second quarter of 2009 from $8.9 million for the 2008 period and increased to 28.8% of consolidated revenue from 24.4% for the 2008 period. This overall decrease in services revenue reflects a reduction in maintenance revenue and the trailing 12-month cumulative impact of the decline in large-frame systems sales on warranty revenue.
Change in second quarter revenue by geographic region
Each geographic region contributed to our lower level of revenue in the second quarter of 2009. Table 2 sets forth the change in revenue by geographic area for the second quarter of 2009 compared to the second quarter of 2008:
Table 2

(Dollars in thousands)	U.S.		Europe		Asia-Pacific		Totals
Revenue – 2nd quarter 2008	$16,055	43.8%	$14,933	40.7%	$5,668	15.5%	$36,656	100%

Change in revenue:
Volume	(2,867)	(17.9)	(3,681)	(24.7)	(3,228)	(57.0)	(9,776)	(26.7)
Price/Mix	(1,733)	(10.8)	1,205	8.1	(44)	(0.8)	(572)	(1.5)
Foreign currency translation	—	—	(1,715)	(11.5)	112	2.0	(1,603)	(4.4)

Net change	(4,600)	(28.7)	(4,191)	(28.1)	(3,160)	(55.8)	(11,951)	(32.6)

Revenue – 2nd quarter 2009	$11,455	46.3%	$10,742	43.5%	$2,508	10.2%	$24,705	100%

Revenue from U.S. operations declined by $4.6 million or 28.7% to $11.5 million in 2009 from $16.1 million in the second quarter of 2008. The decrease was due to lower volume and the unfavorable combined effect of price and mix.
Revenue from non-U.S. operations for the second quarter of 2009 declined by $7.4 million or 35.7% to $13.2 million from $20.6 million for the second quarter of 2008. Revenue from non-U.S. operations as a percent of total revenue was 53.7% and 56.2%, respectively, for the second quarters of 2009 and 2008. The decline in non-U.S. revenue, excluding the effect of foreign currency translation, was 27.9% in the second quarter of 2009.
Revenue from European operations declined by $4.2 million or 28.1% to $10.7 million from $14.9 million in the prior year period. This decrease was due to a $3.7 million decline in volume and the $1.7 million unfavorable impact of foreign currency translation, partially offset by a $1.2 million favorable combined effect of price and mix.
Revenue from Asia-Pacific operations declined by $3.2 million or 55.8% to $2.5 million from $5.7 million in the prior year period due primarily to the unfavorable $3.3 million combined decrease in volume, price and mix as sales were adversely affected by the previously disclosed reorganization filing of our largest Japanese customer. This decline in sales volume was partially offset by $0.1 million in favorable foreign currency translation.
Gross profit and gross profit margins – second quarter
Table 3 sets forth gross profit and gross profit margin for our products and services for the second quarters of 2009 and 2008:
Table 3

	Quarter Ended June 30,
	2009		2008
	Gross	%	Gross	%
(Dollars in thousands)	Profit	Revenue	Profit	Revenue
Systems	$1,090	18.5%	$2,284	19.9%
Materials	7,051	60.3	9,919	61.1
Services	2,689	37.8	1,402	15.7

Total	$10,830	43.8%	$13,605	37.1%

We reclassified $0.3 million of foreign exchange loss, that had previously been included in product cost of sales for the second quarter of 2008, to interest and other expense (income), net in our condensed consolidated statement of operations. This had the effect of increasing our previously reported gross profit and interest and other expense (income), net for the second quarter of 2008 by $0.3 million and of decreasing operating loss for that quarter by the same amount. It did not affect any of the other line items on our condensed consolidated statement of operations for 2008, and this management discussion and analysis reflects the results of this reclassification.

On a consolidated basis, gross profit for the second quarter of 2009 decreased by $2.8 million to $10.8 million from $13.6 million in the second quarter of 2008, primarily as a result of lower materials sales and lower large-frame systems revenue.
Consolidated gross profit margin in the second quarter of 2009 improved by 6.7 percentage points to 43.8% of revenue from 37.1% of revenue for the 2008 quarter. Countering the adverse effect of our lower revenue, the increase in gross profit margin reflected the effect of various cost savings initiatives that we pursued in 2008 and during the first two quarters of 2009, which included certain supply chain efficiencies, the movement of certain third-party logistics activities in-house, the sale of system upgrades and a reduction in field service costs.
Systems gross profit for the second quarter of 2009 decreased to $1.1 million from $2.3 million for the 2008 quarter. Gross profit margin for systems decreased by 1.4 percentage points to 18.5% of revenue from 19.9% of revenue in the 2008 quarter. The 2009 gross profit margin was adversely affected by approximately 2.1 percentage points due to the previously disclosed negative impact on margin of sales of our V-Flash® Desktop Printer and by the decline in volume discussed above resulting in the absorption of fixed costs over fewer units. Partially offsetting this decline were supply chain efficiencies and lower system refurbishment costs.
Materials gross profit for the second quarter of 2009 decreased by $2.8 million or 28.9% to $7.1 million from $9.9 million for the 2008 quarter, and gross profit margin for materials decreased by 0.8 percentage points to 60.3% of revenue from 61.1% of revenue in the 2008 quarter primarily due to the decline in sales volume of materials, which was adversely affected by the lower level of large-frame systems sales and decreased demand due to weakness in the overall global economy.
Gross profit for services for the second quarter of 2009 increased by $1.3 million or 91.8% to $2.7 million from $1.4 million for the 2008 quarter, and gross profit margin for services increased by 22.1 percentage points to 37.8% of revenue from 15.7% of revenue in the 2008 quarter. The improved gross profit was due to the combined effect of a decline in fixed costs associated with our decision to cease servicing certain legacy products, resolution of the premature failure of certain system components and reductions in field service costs initiated in 2008.
Operating expenses
As shown in Table 4, total operating expenses decreased by $4.4 million or 27.6% to $11.7 million in the second quarter of 2009 from $16.1 million in the second quarter of 2008 as our cost savings initiatives have gained traction, as evidenced by continued declines in operating expenses in each of the last seven quarters. This decrease consisted of $3.8 million in lower selling, general and administrative expenses and $0.6 million of lower research and development expenses, both of which are discussed below.
Table 4

	Quarter Ended June 30,
	2009		2008
		%		%
(Dollars in thousands)	Amount	Revenue	Amount	Revenue
Selling, general and administrative expenses	$8,818	35.7%	$12,555	34.2%
Research and development expenses	2,855	11.6	3,578	9.8

Total operating expenses	$11,673	47.3%	$16,133	44.0%

Selling, general and administrative expenses
Selling, general and administrative expenses declined by $3.8 million to $8.8 million in the second quarter of 2009 compared to $12.6 million in the second quarter of 2008 primarily related to:
•	a $1.8 million decline in compensation costs primarily due to lower staffing levels;
•	$0.4 million of lower accounting fees;
•	$0.3 million of lower contract labor and consultant costs;
•	$0.3 million of lower travel expenses;

•	$0.3 million of lower costs associated with trade shows;
•	$0.2 million of lower occupancy costs; and
•	$0.2 million of lower advertising expenses.
Research and development expenses
Research and development expenses decreased by $0.7 million or 20.2% to $2.9 million in the second quarter of 2009 from $3.6 million in the second quarter of 2008, principally due to a $0.8 million decrease in outside consulting services in the 2009 quarter and the reduction in costs for 2009 following the commercialization of certain of our new products previously announced in 2008.
Loss from operations
Our loss from operations for the second quarter of 2009 decreased by $1.7 million to $0.8 million from $2.5 million in the second quarter of 2008, including the effect of the second quarter 2008 reclassification discussed above. See “Gross profit and gross profit margins” above. Our reduced loss from operations in the quarter ended June 30, 2009 reflected our higher gross profit margin and our lower operating expenses, which partially offset the effect of our lower consolidated revenue.
The following table sets forth operating loss by geographic area for the second quarter of 2009 and 2008:
Table 5

	Quarter Ended June 30,
(in thousands)	2009	2008
Income (loss) from operations
United States	$(2,286)	$(3,510)
Germany	262	279
Other Europe	288	631
Asia Pacific	364	(3)

Subtotal	(1,372)	(2,603)
Inter-segment elimination	529	75

Total	$(843)	$(2,528)

With respect to the U.S., the changes in operating loss from 2008 to 2009 reflected the same factors relating to our consolidated operating loss that are discussed above. As most of our operations outside the U.S. are conducted through sales and marketing subsidiaries, the changes in operating income (loss) in our operations outside the U.S. from 2008 to 2009 are affected by changes in transfer pricing.
Interest and other expense (income), net
Interest and other expense (income), net decreased to $0.3 million of net expense in the second quarter of 2009 from $0.5 million in the 2008 quarter, after giving effect to the reclassification of foreign currency effects discussed above. See “Gross profit and gross profit margins” above.
Table 6 shows the components of the decrease:
Table 6

	Quarter Ended June 30,
(in thousands)	2009	2008	Change
Interest expense	$162	$261	$(99)
Interest income	(10)	(194)	184
Foreign currency loss	44	285	(241)
Other	64	133	(69)

Total	$260	$485	$(225)

The reduction in interest expense from 2008 resulted from the repayment of the outstanding industrial development bonds in January 2009, while the lower interest income was the result of our having moved our short-term investments into U.S. Treasury funds.
Provision for income taxes
We recorded a provision for income taxes of $0.2 million in the quarter ended June 30, 2009, compared to $0.3 million for the quarter ended June 30, 2008. Our provision for income taxes primarily reflects income taxes in foreign jurisdictions.
Net loss
Our net loss for the second quarter of 2009 improved to $1.3 million, compared to $3.3 million for the second quarter of 2008. The principal reasons for our lower net loss for the second quarter 2009, discussed in more detail above, were: the $1.7 million reduction in our operating loss, the $0.2 million reduction in interest and other expense (income), net, and the $0.1 million decrease in our provision for income taxes.
For the quarter ended June 30, 2009, our weighted average common shares outstanding were 22.5 million, and on a per share basis the basic and diluted loss per share for the same period was $0.06. For the quarter ended June 30, 2008, our weighted average common shares outstanding were 22.4 million, and on a per share basis the basic and diluted loss per share for the same period was $0.15
Results of Operations – Six Month Comparisons
Six month comparison of revenue by class of product and service
Table 7 sets forth our change in revenue by class of product and service for the first six months of 2009 compared to the same period of 2008:
Table 7

	Systems and
	Other
(Dollars in thousands)	Products		Materials		Services		Totals
Revenue – six months 2008	$19,329	28.3%	$31,149	45.5%	$17,965	26.2%	$68,443	100%

Change in revenue:
Volume
Core products and services	(5,266)	(27.2)	(2,532)	(8.1)	19	0.1	(7,779)	(11.4)
New products and services	(2,446)	(12.7)	(4,643)	(14.9)	(1,166)	(6.5)	(8,255)	(12.1)
Price/Mix	(271)	(1.4)	33	0.1	—	—	(238)	(0.3)
Foreign currency translation	(605)	(3.1)	(1,675)	(5.4)	(1,155)	(6.4)	(3,435)	(5.0)

Net change	(8,588)	(44.4)	(8,817)	(28.3)	(2,302)	(12.8)	(19,707)	(28.8)

Revenue – six months 2009	$10,741	22.0%	$22,332	45.8%	$15,663	32.2%	$48,736	100.0%

On a consolidated basis, revenue for the first six months of 2009 declined by 28.8% to $48.7 million from $68.4 million for the first six months of 2008. The factors leading to this $19.7 million decrease in consolidated revenue were the $16.0 million decrease in product unit volume, the $3.4 million unfavorable effect of foreign currency translation and the $0.2 million unfavorable effect of price and mix.
Revenue from systems and other products decreased by $8.6 million or 44.4% to $10.7 million for the six months ended June 30, 2009 from $19.3 million for the six months ended June 30, 2008. Systems revenue fell to 22.0% of consolidated revenue in the 2009 period from 28.3% in the 2008 period. The decrease from 2008 arose primarily from a $7.7 million net decrease in unit volume of core and new products, a $0.6 million unfavorable impact from foreign currency translation and a $0.3 million combined unfavorable effect of price and mix. The decrease in volume from systems sales was due to lower sales of large-frame systems that were only partially offset by an increase in unit volume of 3-D printers.

Large-frame systems represented 12% of total systems revenue for the first six months of 2009 compared to 25% for the first six months of 2008, while sales of small-frame systems and 3-D printers accounted for the remaining 88%, increasing from 75% for the 2008 period. Revenue from 3-D printers was helped by increased sales of our ProJet™ line of 3-D printers introduced in 2008, which were up 98%, sales of our V-Flash® Desktop Printer, and growing demand for our Dental Professional printers.
Revenue from materials was also adversely impacted by lower large-frame systems sales, which are typically accompanied by significant materials purchases to initially fill new systems and commence production, and decreased demand in the global marketplace due to the continued overall economic weakness. Revenue from materials declined by $8.8 million or 28.3% to $22.3 million for the first six months of 2009 from $31.1 million for the 2008 period and represented 45.8% of consolidated revenue in the 2009 period compared to 45.5% in the 2008 period. The decrease was primarily the result of the $7.2 million decrease in core and new product volume and the $1.7 million unfavorable effect of foreign currency translation. Sales of integrated materials represented 32% of total materials revenue in the first six months of 2009 compared to 24% in the first six months of 2008. Sales of integrated materials in the first six months of 2009 decreased by 3% compared to an overall decline of 28% for all materials sales, evidencing that our integrated materials strategy continues to build momentum
Revenue from services decreased by $2.3 million or 12.8% to $15.7 million for the first six months of 2009 from $18.0 million for the 2008 period and increased to 32.2% of consolidated revenue from 26.2% for the 2008 period. The decrease was primarily the result of unfavorable foreign currency translation of $1.2 million and a decrease in new and core products and services volume of $1.1 million due to a reduction in maintenance revenues and the adverse impact of the trailing 12-month cumulative decline in large-frame system sales on warranty revenue.
Change in six month revenue by geographic region
Each geographic region contributed to our lower level of revenue in the first six months of 2009. Table 8 sets forth the change in revenue by geographic area for the first six months of 2009 compared to the first six months of 2008:
Table 8

(Dollars in thousands)	U.S.		Europe		Asia-Pacific		Totals
Revenue – six months, 2008	$28,092	41.0%	$30,594	44.7%	$9,757	14.3%	$68,443	100%

Change in revenue:
Volume	(3,808)	(13.5)	(7,583)	(24.8)	(4,643)	(47.6)	(16,034)	(23.5)
Price/Mix	(2,074)	(7.4)	1,498	4.9	338	3.5	(238)	(0.3)
Foreign currency translation	—	—	(3,769)	(12.3)	334	3.4	(3,435)	(5.0)

Net change	(5,882)	(20.9)	(9,854)	(32.2)	(3,971)	(40.7)	(19,707)	(28.8)

Revenue – six months, 2009	$22,210	45.6%	$20,740	42.5%	$5,786	11.9%	$48,736	100%

Revenue from U.S. operations declined by $5.9 million or 20.9% to $22.2 million in 2009 from $28.1 million in the first six months of 2008. The decrease was due to lower volume and the unfavorable combined effect of price and mix.
Revenue from non-U.S. operations for the first six months of 2009 declined by $13.9 million or 34.3% to $26.5 million from $40.4 million for the first six months of 2008. Revenue from non-U.S. operations as a percentage of total revenue was 54.4% and 59.0%, respectively, for the first six months of 2009 and 2008. The decline in non-U.S. revenue, excluding the effect of foreign currency translation, was 25.7% in the first six months of 2009.
Revenue from European operations declined by $9.9 million or 32.2% to $20.7 million from $30.6 million in the prior year period. This decrease was due to a $7.6 million decline in volume and the $3.8 million unfavorable impact of foreign currency translation, partially offset by a $1.5 million favorable combined effect of price and mix.
Revenue from Asia-Pacific operations declined by $4.0 million or 40.7% to $5.8 million from $9.8 million in the prior year period due primarily to the unfavorable $4.6 million decrease in volume as sales were adversely affected by the previously disclosed reorganization filing of our largest Japanese customer. This decline in sales volume was partially offset by a $0.3 million favorable combined effect of price and mix and $0.3 million in favorable foreign currency translation.

Gross profit and gross profit margins – six months
Table 9 sets forth gross profit and gross profit margin for our products and services for the first six months of 2009 and 2008:
Table 9

	Six Months Ended June 30,
	2009		2008
	Gross	%	Gross	%
(Dollars in thousands)	Profit	Revenue	Profit	Revenue
Systems	$1,943	18.1%	$2,294	11.9%
Materials	13,750	61.6	20,221	64.9
Services	5,616	35.9	3,790	21.1

Total	$21,309	43.7%	$26,305	38.4%

We reclassified $0.4 million of foreign exchange gain, that had previously been included in cost of sales for the first six months of 2008, to interest and other expense (income), net in our condensed consolidated statement of operations. This had the effect of decreasing our previously reported gross profit and interest and other expense (income), net for the first six months of 2008 by $0.4 million and of increasing operating loss for that period by the same amount. It did not affect any of the other line items on our condensed consolidated statement of operations for 2008, and this management discussion and analysis reflects the results of this reclassification.
On a consolidated basis, gross profit for the first six months of 2009 decreased by $5.0 million to $21.3 million from $26.3 million in the first six months of 2008, primarily as a result of lower materials sales and lower large-frame systems revenue.
Consolidated gross profit margin in the first six months of 2009 increased by 5.3 percentage points to 43.7% of revenue from 38.4% of revenue for the 2008 period. Countering the adverse effect of our lower revenue, the increase in gross profit margin reflected the effect of various cost savings initiatives that we pursued in 2008 and the first two quarters of 2009, which included certain supply chain efficiencies, the movement of certain third-party logistics activities in-house, the sale of system upgrades and a reduction in field service costs.
Systems gross profit for the first six months of 2009 decreased to $1.9 million from $2.3 million for the 2008 period. Gross profit margin for systems increased by 6.2 percentage points to 18.1% of revenue from 11.9% of revenue in the 2008 period. The improved gross profit margin resulted from increased supply chain efficiencies and lower system refurbishment costs. The improvement was partially offset by the decline in volume discussed above resulting in the absorption of fixed costs over fewer units and the previously disclosed negative impact on margin of V-Flash® Desktop Printer sales.
Materials gross profit for the first six months of 2009 decreased by $6.4 million or 32.0% to $13.8 million from $20.2 million for the 2008 period, and gross profit margin for materials decreased by 3.3 percentage points to 61.6% of revenue from 64.9% of revenue in the 2008 period primarily due to the decline in sales volume of materials, which was adversely affected by the lower level of large-frame systems sales.
Gross profit for services for the first six months of 2009 increased by $1.8 million or 48.2% to $5.6 million from $3.8 million for the 2008 period, and gross profit margin for services increased by 14.8 percentage points to 35.9% of revenue from 21.1% of revenue in the 2008 period. The improved gross profit was due to the combined effect of a decline in fixed costs associated with our decision to cease servicing certain legacy products, resolution of the premature failure of certain system components and reductions in field service costs initiated in 2008.
Operating expenses
As shown in Table 10, total operating expenses decreased by $9.0 million or 27.6% to $23.8 million in the first six months of 2009 from $32.8 million in the first six months of 2008 as our cost savings initiatives have gained traction, as evidenced by continued declines in operating expenses in each of the last seven quarters. This decrease was primarily due to $7.6 million in lower selling, general and administrative expenses and $1.4 million of lower research and development expenses, both of which are discussed below.
Table 10

	Six Months Ended June 30,
	2009		2008
		%		%
(Dollars in thousands)	Amount	Revenue	Amount	Revenue
Selling, general and administrative expenses	$18,006	36.9%	$25,619	37.4%
Research and development expenses	5,753	11.8	7,175	10.5

Total operating expenses	$23,759	48.7%	$32,794	47.9%

Selling, general and administrative expenses
Selling, general and administrative expenses declined by $7.6 million to $18.0 million in the first six months of 2009 compared to $25.6 million in the first six months of 2008 primarily related to:
•	a $3.1 million decline in compensation costs primarily due to lower staffing levels;
•	$0.9 million of lower accounting fees;
•	$0.7 million of lower contract labor and consultant costs;
•	$0.6 million of lower professional fees (excluding accounting);
•	$0.6 million of lower travel expenses;
•	$0.5 million of lower occupancy costs;
•	$0.4 million of lower advertising expenses; and
•	$0.2 million of lower commissions to outside agents.
Research and development expenses
Research and development expenses decreased by $1.4 million or 19.8% to $5.8 million in the first six months of 2009 from $7.2 million in the same period in 2008, principally due to a $1.3 million decrease in outside consulting services in the 2009 period and the reduction in costs for 2009 following the commercialization of certain of our new products previously announced in 2008.
Loss from operations
Our loss from operations for the six months ended June 30, 2009 decreased by $4.0 million to $2.5 million from $6.5 million during the six months ended June 30, 2008, including the effect of the second quarter 2008 reclassification discussed above. See “Gross profit and gross profit margins” above. Our reduced loss from operations in the six months ended June 30, 2009 reflected our higher gross profit margin and our lower operating expenses, which partially offset the effect of our lower consolidated revenue.
The following table sets forth operating loss by geographic area for the first six months of 2009 and 2008:
Table 11

	Six Months Ended June 30,
(in thousands)	2009	2008
Income (loss) from operations
United States	$(5,230)	$(7,966)
Germany	370	478
Other Europe	707	1,079
Asia Pacific	1,307	324

Subtotal	(2,846)	(6,085)
Inter-segment elimination	396	(404)

Total	$(2,450)	$(6,489)

With respect to the U.S., the changes in operating loss from 2008 to 2009 reflected the same factors relating to our consolidated operating loss that are discussed above. As most of our operations outside the U.S. are conducted through sales and marketing subsidiaries, the changes in operating income (loss) in our operations outside the U.S. from 2008 to 2009 resulted primarily from changes in transfer pricing.

Operating income from our Asia-Pacific operations includes a $0.5 million bad debt provision related to 2009 sales to our largest Japanese customer, which filed for court protection in February 2009. Receivables prior to the filing have been fully reserved, while sales subsequent to the filing have been on a cash basis.
Interest and other expense (income), net
For the six-month period ended June 30, 2009, interest and other expense (income), net amounted to $0.5 million net expense compared to $0.2 million net income for the same period ended June 30, 2008. See “Gross profit and gross profit margins” above.
Table 12 shows the components of the increase:
Table 12

	Six Months Ended June 30,
(in thousands)	2009	2008	Change
Interest expense	$321	$468	$(147)
Interest income	(11)	(420)	409
Foreign currency (gain) loss	166	(445)	611
Other	11	226	(215)

Total	$487	$(171)	$658

The reduction in interest expense from 2008 resulted from the repayment of the outstanding industrial development bonds in January 2009, while the lower interest income was the result of our having moved our short-term investments into U.S. Treasury funds.
Provision for income taxes
We recorded a provision for income taxes of $0.5 million in the six months ended June 30, 2009, compared to $0.7 million for the six months ended June 30, 2008. Our provision for income taxes primarily reflects income taxes in foreign jurisdictions.
Net loss
Our net loss for the first six months of 2009 improved to $3.4 million, compared to our net loss of $7.0 million for the first six months of 2008. Our lower net loss for the first six months of 2009 was driven by the $4.0 million decrease in our operating loss for the period and $0.2 million reduction in our provision for income taxes, partially offset by the $0.6 million increase in interest and other expense, net.
For the six months ended June 30, 2009, our weighted average common shares outstanding were 22.4 million, and on a per share basis the basic and diluted loss per share for the same period was $0.15. For the six months ended June 30, 2008, our weighted average common shares outstanding were 22.3 million, and on a per share basis the basic and diluted loss per share for the same period was $0.31.
Financial Condition and Liquidity
We generated $1.8 million of net cash in the first six months of 2009 and finished the period with $24.0 million of unrestricted cash, compared to $22.2 million of unrestricted cash at December 31, 2008. This $1.8 million increase in net cash included $2.3 million of cash provided by operating activities, consisting of $4.7 million of non-cash charges that were included in our net loss and $1.0 million of cash provided by net changes in operating accounts, partially offset by our $3.4 million net loss. We also used $0.7 million of cash in investing activities, and generated $0.2 million of cash from financing activities in 2009. See “Working capital,” “Cash flow” and “Outstanding debt and capitalized lease obligations” below.
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
Working capital
Our net working capital decreased by $0.4 million to $34.9 million at June 30, 2009 from $35.3 million at December 31, 2008. Table 13 provides a summary of the net changes in working capital items between these two dates.
Table 13

Increase
(Dollars in thousands)	(Decrease)
Working capital at December 31, 2008	$35,279
Changes in current assets:
Cash and cash equivalents	1,865
Accounts receivable, net of allowances	(9,062)
Inventories, net of reserves	(1,910)
Prepaid expenses and other current assets	265
Deferred income tax assets	(151)
Restricted cash	(3,202)

Total current assets	(12,195)
Changes in current liabilities:
Current portion of long-term debt	(3,085)
Current portion of capitalized lease obligations	8
Accounts payable	(5,719)
Accrued liabilities	(1,116)
Customer deposits	(549)
Deferred revenue	(1,311)

Total current liabilities	(11,772)

Net change in working capital	(423)

Working capital at June 30, 2009	$34,856

Our unrestricted cash and cash equivalents increased by $1.8 million to $24.0 million from $22.2 million at December 31, 2008. This increase resulted from $2.3 million of cash provided by operating activities and $0.2 million of cash provided by financing activities, partially offset by $0.7 million of cash used in investing activities. See “Cash flow” below.
Accounts receivable, net, decreased by $9.1 million to $16.2 million at June 30, 2009 from $25.3 million at December 31, 2008. This decline was primarily attributable to the collection of year end 2008 accounts receivable balances, which were primarily composed of sales from the fourth quarter. Accounts receivable declined due to lower sales and a decrease in days’ sales outstanding to 60 days at June 30, 2009 from 66 days at December 31, 2008. Our gross accounts receivable declined by $8.8 million from December 31, 2008 to June 30, 2009. Accounts receivable more than 90 days past due increased to 12.0% of gross receivables at June 30, 2009 compared to 5.9% of gross receivables at December 31, 2008.
Bad debt expense for the first six months of 2009 was $0.9 million compared to $0.3 million in 2008. Our allowance for doubtful accounts increased to $2.3 million at June 30, 2009 from $2.0 million at December 31, 2008. This increase primarily relates to 2009 sales to our largest Japanese customer prior to its filing for court protection in February 2009. Together with the amounts reserved in the fourth quarter of 2008 related to 2008 sales to this customer, all amounts owing from this customer have been fully reserved as of June 30, 2009.
Components of inventories were as follows:
Table 14

	June 30,	December 31,
(Dollars in thousands)	2009	2008
Raw materials	$1,622	$1,635
Inventory held by assemblers	7	34
Work in process	104	146
Finished goods and parts	20,436	22,359

Total cost	22,169	24,174
Less: reserves	(3,061)	(3,156)

Inventories, net	$19,108	$21,018

Inventories decreased by $1.9 million to $19.1 million at June 30, 2009 from $21.0 million at December 31, 2008. This decrease resulted primarily from a $1.9 million decrease in finished goods inventory as our inventory reduction initiatives began to show results. We maintained $3.1 million of inventory reserves at June 30, 2009 and $3.2 million of such reserves at December 31, 2008.
As shown in Table 14 above, with the outsourcing of substantially all of our equipment assembly and refurbishment activities, the majority of our inventory now consists of finished goods, including primarily systems, materials and service parts, as our third-party assemblers have taken over supply chain responsibility for the assembly and refurbishment of systems. As a result, we generally no longer hold in inventory most parts for systems production or refurbishment. The inventory held by assemblers shown in Table 14 and a related accrued liability in an amount that corresponds to the book value of inventory held by assemblers included in accrued liabilities on our Condensed Consolidated Balance Sheets relate to the accounting for our outsourcing arrangements pursuant to SFAS No. 49.
Accounts payable declined by $5.7 million to $11.4 million at June 30, 2009 from $17.1 million at December 31, 2008. The decline primarily related to lower payables that corresponded to lower cost of sales in the six months ended June 30, 2009 compared to the year ended December 31, 2008, and the impact of our continuing cost reduction initiatives.
Deferred revenue decreased by $1.3 million to $8.1 million at June 30, 2009 from $9.4 million at December 31, 2008 primarily due to a net decrease in maintenance contracts, installation, training and warranty revenue from shipments in the first six months of 2009.
Restricted cash decreased by $3.2 million as we utilized it to retire the remaining outstanding industrial development bonds.
The changes in the first six months of 2009 that comprise the other components of working capital not discussed above arose in the ordinary course of business.
Differences between the amounts of working capital item changes in the cash flow statement and the balance sheet changes for the corresponding items are primarily the result of foreign currency translation adjustments.
Cash flow
Table 15 summarizes the cash provided by or used in operating activities, investing activities and financing activities, as well as the effect of changes in foreign currency exchange rates on cash, for the first six months of 2009 and 2008.
Table 15

(Dollars in thousands)	2009	2008

Cash provided by (used in) operating activities	$2,317	$(8,381)
Cash used in investing activities	(711)	(3,474)
Cash provided by financing activities	255	881
Effect of exchange rate changes on cash	4	394

Net increase (decrease) in cash and cash equivalents	$1,865	$(10,580)

Cash flow from operations
For the six months ended June 30, 2009, our operating activities provided $2.3 million of net cash. This source of cash consisted of $4.7 million of non-cash items included in our net loss and $1.0 million of cash provided by net changes in operating accounts that were partially offset by our $3.4 million net loss.
Changes in operating accounts that resulted in a use of cash included the following:
•	a $5.3 million decrease in accounts payable;
•	a $1.4 million decrease in deferred revenue;
•	a $1.1 million decrease in accrued liabilities;

•	a $0.6 million decrease in customer deposits; and
•	a $0.1 million increase in prepaid expenses and other current assets.
Changes in operating accounts that resulted in a source of cash included the following:
•	a $7.7 million decrease in net receivables; and
•	a $1.8 million decrease in inventories.
For the six months ended June 30, 2008, we used $8.4 million of net cash for operating activities. This use of cash consisted of our $7.0 million net loss and $5.7 million of cash consumed by net changes in operating accounts that were partially offset by $4.4 million of non-cash items included in our net loss.
Changes in operating accounts that resulted in a use of cash included the following:
•	a $7.6 million increase in inventories;
•	a $2.7 million decrease in accrued liabilities; and
•	a $1.6 million decrease in accounts payable.
Changes in operating accounts that resulted in a source of cash included the following:
•	a $4.4 million decrease in net receivables; and
•	a $2.0 million increase in customer deposits.
Cash flow from investing activities
Net cash used in investing activities in the first six months of 2009 decreased to $0.7 million from $3.5 million for the first six months of 2008. This decrease was primarily due to our lower level of 2009 capital expenditures.
We expect our capital expenditures for 2009 to range between $0.5 million and $1.5 million for the second half of 2009.
Cash flow from financing activities
Net cash provided by financing activities decreased to $0.2 million for the six months ended June 30, 2009 compared to $0.9 million in the 2008 period. This decrease resulted primarily from a decline in cash proceeds from stock options exercised.
Outstanding debt and capitalized lease obligations
At June 30, 2009, capitalized lease obligations decreased to $8.6 million from $8.7 million at December 31, 2008 primarily due to scheduled payments of principal on capital lease installments.
Our outstanding industrial development revenue bonds and capitalized lease obligations at June 30, 2009 and December 31, 2008 were as follows:
Table 16

	June 30,	December 31,
(Dollars in thousands)	2009	2008

Debt:
Industrial development revenue bonds	$—	$3,085

Capitalized lease obligations:
Current portion of capitalized lease obligations	203	195
Capitalized lease obligations, less current portion	8,364	8,467

Total capitalized lease obligations	8,567	8,662

Total current portion	203	3,280
Total long-term portion	8,364	8,467

Total debt and capitalized lease obligations	$8,567	$11,747

Capitalized lease obligations
Following the redemption of the industrial development bonds in January 2009, our principal contractual commitments consist of capitalized lease obligations of $8.6 million at June 30, 2009.
Outstanding capitalized lease obligations relate to two lease agreements that we entered into during 2006 with respect to our Rock Hill facility, one of which covers the facility itself and the other of which covers certain furniture and fixtures that we acquired for use in the facility. The carrying values of the headquarters facility and the furniture and fixture leases at June 30, 2009 and December 31, 2008 were $8.6 million and $8.7 million, respectively.
Financial instruments
We conduct business in various countries using both the functional currencies of those countries and other currencies to effect cross border transactions. As a result, we are subject to the risk that fluctuations in foreign exchange rates between the dates that those transactions are entered into and their respective settlement dates will result in a foreign exchange gain or loss. When practicable, we endeavor to match assets and liabilities in the same currency on our balance sheet and those of our subsidiaries in order to reduce these risks. We also, when we consider it to be appropriate, enter into foreign currency contracts to hedge exposures arising from those transactions. We have not adopted hedge accounting under SFAS No. 133, “Accounting for Derivatives and Hedging Activities,” as amended by SFAS No. 137, SFAS No. 138 and SFAS No. 161, and we recognize all gains and losses (realized or unrealized) in interest and other expense (income) in our Condensed Consolidated Statements of Operations.
The dollar equivalent of our foreign currency contracts and their related fair values as of June 30, 2009 and December 31, 2008 were as follows:
Table 17

	Foreign Currency
	Purchase Contracts
(Dollars in thousands)	2009	2008
Notional amount	$1,549	$1,680
Fair value	1,539	1,699

Net unrealized (loss) gain	$(10)	$19

At June 30, 2009 and December 31, 2008, the notional amount of these contracts at their respective settlement dates amounted to $1.5 million and $1.7 million, respectively. The 2009 and 2008 contracts related primarily to purchases of inventory from third parties. The notional amount of the purchase contracts aggregated CHF 1.7 million and CHF 1.8 million, respectively.
The net fair value of all foreign exchange contracts at June 30, 2009 and December 31, 2008 reflected nominal unrealized gains at June 30, 2009 and December 31, 2008. The foreign currency contracts outstanding at December 31, 2008 expired at various times between January 5, 2009 and February 11, 2009. The foreign currency contracts outstanding at June 30, 2009 expire at various times between July 8, 2009 and August 5, 2009.
Changes in the fair value of derivatives are recorded in interest and other expense (income), net, in our Condensed Consolidated Statements of Operations. Depending on their fair value at the end of the reporting period, derivatives are recorded either in prepaid and other current assets or in accrued liabilities in our Condensed Consolidated Balance Sheets.
The total impact of foreign currency related items on our Condensed Consolidated Statements of Operations for the six months ended June 30, 2009 was a net loss of $0.2 million. The total impact of foreign currency related items on our Condensed Consolidated Statements of Operations was a net gain of $0.4 million for the six months ended June 30, 2008.

Stockholders’ equity
Stockholders’ equity decreased by $3.0 million to $99.2 million at June 30, 2009 from $102.2 million at December 31, 2008. This decrease was composed of our $3.4 million net loss reported for the first six months of 2009 and $0.6 million of foreign currency translation adjustments included in accumulated other comprehensive income, partially offset by $0.6 million of stock compensation expense recorded in stockholders’ equity in accordance with SFAS No. 123(R), the net issuance of $0.3 million of restricted stock and the exercise of $0.1 million of stock options during the first six months of 2009.
Recent Accounting Pronouncements
For information with respect to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 16 to the Condensed Consolidated Financial Statements.
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
In addition to statements that explicitly describe such risks and uncertainties, readers are urged to consider statements in future or conditional tenses or that includes terms such as “believes,” “belief,” “expects,” “intends,” “anticipates” or “plans” to be uncertain and forward-looking. Forward-looking statements may include comments as to our beliefs and expectations as to future events and trends affecting our business. Forward-looking statements are based upon management’s current expectations concerning future events and trends and are necessarily subject to uncertainties, many of which are outside our control. The factors stated under the heading “Cautionary Statements and Risk Factors” set forth below and those described in our other SEC reports, including our Form 10-K for the year ended December 31, 2008, as well as other factors, could cause actual results to differ materially from those reflected or predicted in forward-looking statements.
Any forward-looking statements are based on management’s beliefs and assumptions, using information currently available to us. We assume no obligation, and do not intend, to update these forward-looking statements.
If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from those reflected in or suggested by forward-looking statements. Any forward-looking statement you read in this Quarterly Report on Form 10-Q reflects our current views with respect to future events and is subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity. All subsequent written and oral forward-looking statements attributable to us or individuals acting on our behalf are expressly qualified in their entirety by this paragraph. You should specifically consider the factors identified or referred to in this Quarterly Report on Form 10-Q and our other SEC reports, including our Annual Report on Form 10-K for the year ended December 31, 2008, which could cause actual results to differ from those referred to in forward-looking statements.
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

These risks include and relate to:
•	our ability to generate cash flow from operations and our access to financing and other sources of capital;
•	financial difficulties that may be experienced by our suppliers, resellers or customers;
•	global, economic, political and social conditions, which may harm our ability to do business, increase our costs and negatively affect our stock price;
•	our ability to deliver products that meet changing technology and customer needs;
•
the costs from our business outside the U.S., which may increase or our revenue from such operations that may decrease, which could have a significant impact on our overall results of operations and financial condition;

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
•
if our internal control over financial reporting or disclosure controls and procedures are not effective, there may be errors in our financial statements that could require a restatement, which negatively affects our ability to report our results of operations and financial condition accurately and in a timely manner;

•	factors beyond our control that cause fluctuations in our operating results;
•	our stockholders’ rights plan and laws that inhibit takeovers;
•	variations in our operating results from quarter to quarter;
•	the low daily trading volume of our common stock and the volatility of our stock price;
•	dilution of ownership and negative impact in the market price of our common stock due to the exercise of our outstanding stock options; and
•	our ability to issue preferred stock.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
For a discussion of market risks at December 31, 2008, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2008. During the first six months of 2009, there were no material changes or developments that would materially alter the market risk assessment performed as of December 31, 2008, except as discussed in the Financial Condition and Liquidity section under Financial Instruments.
Item 4. Controls and Procedures.
Evaluation of disclosure controls and procedures
As of June 30, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act.”)) pursuant to Rules 13a-15 and 15d-15 under the Exchange Act. These controls and procedures are designed to provide assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in a manner that is intended to allow timely decisions regarding required disclosures.
Based on this evaluation, management has concluded that our disclosure controls and procedures were effective as of June 30, 2009 to provide reasonable assurance that the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP and that they are free of material errors.

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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2009 based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based upon this evaluation, our management has concluded that our internal control over financial reporting was effective as of June 30, 2009.
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
The information set forth in Note 13 of the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.
Item 1A. Risk Factors.
There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.
Item 4. Submission of Matters to a Vote of Security Holders.
On May 19, 2009, we held our annual meeting of stockholders. At the annual meeting, our stockholders:
(i) elected the whole Board of Directors to serve until the next annual meeting and their successors are duly elected and qualified;
(ii) authorized an additional 1,000,000 shares of Common Stock for issuance under our 2004 Incentive Stock Plan; and
(iii) ratified the selection of BDO Seidman, LLP as our independent registered public accounting firm for the year ending December 31, 2009.
A total of 21,698,195 shares of Common Stock were present in person or by proxy at the meeting, representing approximately 97% of the voting power of the Company entitled to vote.
The votes cast on the matters that were brought before the annual meeting, including broker non-votes where applicable, were as set forth below:

	Number of Votes
	In Favor	Withheld

Nominees for Election to Board of Directors:
William E. Curran	20,214,554	1,483,641
Miriam V. Gold	19,459,883	2,238,312
Charles W. Hull	20,170,753	1,527,442
Jim D. Kever	20,049,625	1,648,570
G. Walter Loewenbaum, II	19,749,844	1,948,351
Kevin S. Moore	20,070,172	1,628,023
Abraham N. Reichental	19,937,469	1,760,726
Daniel S. Van Riper	20,115,232	1,582,963
Karen E. Welke	20,049,738	1,648,457

	For	Against	Abstentions	Broker Non-Votes
Authorization of 1,000,000 shares of Common Stock for issuance under 2004 Incentive Stock Plan	10,427,532	5,024,473	44,902	—
Ratification of BDO Seidman, LLP as Independent Registered Public Accounting Firm	21,655,786	37,298	5,111	—

Item 6. Exhibits.
The following exhibits are included as part of this filing and incorporated herein by this reference:

3.1	Certificate of Incorporation of Registrant. (Incorporated by reference to Exhibit 3.1 to Form 8-B filed on August 16, 1993, and the amendment thereto, filed on Form 8-B/A on February 4, 1994.)

3.2	Amendment to Certificate of Incorporation filed on May 23, 1995. (Incorporated by reference to Exhibit 3.2 to Registrant’s Registration Statement on Form S-2/A, filed on May 25, 1995.)

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

3.10	Amended and Restated By-Laws. (Incorporated by reference to Exhibit 3.2 of Registrant’s Current Report on Form 8-K filed on December 1, 2006.)

4.1	Amended and Restated 2004 Incentive Stock Plan. (Incorporated by reference to Exhibit 4.1 of Registrant’s Form S-8 filed on May 20, 2009.)

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 3, 2009.

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 3, 2009.

32.1	Certification of Principal Executive Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 3, 2009.

32.2	Certification of Principal Financial Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 3, 2009.
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

3D Systems Corporation
By:	/s/ Damon J. Gregoire
Damon J. Gregoire
Vice President and Chief Financial Officer (Principal Financial Officer) (Duly Authorized Officer)
Date: August 3, 2009