Form 10-Q
period 2009-09-30
3D SYSTEMS CORP
filed 2009-11-03
CIK 910638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Shares of Common Stock, par value $0.001, outstanding as of October 27, 2009: 22,637,937

3D SYSTEMS CORPORATION
Quarterly Report on Form 10-Q for the
Quarterly Period Ended September 30, 2009

PART I. — FINANCIAL INFORMATION

Item 1. Financial Statements.
3D SYSTEMS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
(in thousands, except par value)	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$23,981	$22,164
Accounts receivable, net of allowance for doubtful accounts of $2,512 (2009) and $2,015 (2008)	19,059	25,276
Inventories, net of reserves of $2,810 (2009) and $3,156 (2008)	20,284	21,018
Prepaid expenses and other current assets	2,336	1,601
Deferred income tax assets	805	935
Restricted cash	93	3,309

Total current assets	66,558	74,303
Property and equipment, net	21,109	24,072
Intangible assets, net	3,120	3,663
Goodwill	48,382	48,010
Other assets, net	2,974	2,954

Total assets	$142,143	$153,002

LIABILITIES AND EQUITY
Current liabilities:
Industrial development bonds	$—	$3,085
Current portion of capitalized lease obligations	207	195
Accounts payable	13,045	17,133
Accrued liabilities	7,165	8,057
Customer deposits	1,040	1,136
Deferred revenue	7,503	9,418

Total current liabilities	28,960	39,024
Long-term portion of capitalized lease obligations	8,311	8,467
Other liabilities	3,703	3,277

Total liabilities	40,974	50,768

Commitments and contingencies
3D Systems stockholders’ equity:
Preferred stock, authorized 5,000 shares, none issued	—	—
Common stock, $0.001 par value, authorized 60,000 shares; 22,712 (2009) and 22,424 (2008) issued	23	22
Additional paid-in capital	177,372	176,180
Treasury stock, at cost; 74 shares (2009) and 59 shares (2008)	(134)	(120)
Accumulated deficit	(81,056)	(78,557)
Accumulated other comprehensive income	4,935	4,709

Total 3D Systems stockholders’ equity	101,140	102,234
Noncontrolling interest	29	—

Total equity	101,169	102,234

Total liabilities and equity	$142,143	$153,002

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2009	2008	2009	2008
Revenue:
Products	$19,948	$26,559	$53,021	$77,037
Services	7,719	9,018	23,382	26,983

Total revenue	27,667	35,577	76,403	104,020

Cost of sales:
Products	11,309	14,925	28,689	42,888
Services	4,039	6,615	14,086	20,790

Total cost of sales	15,348	21,540	42,775	63,678

Gross profit	12,319	14,037	33,628	40,342

Operating expenses:
Selling, general and administrative	8,362	10,414	26,368	36,033
Research and development	2,865	3,916	8,618	11,091

Total operating expenses	11,227	14,330	34,986	47,124

Income (loss) from operations	1,092	(293)	(1,358)	(6,782)
Interest and other expense, net	59	336	546	165

Income (loss) before income taxes	1,033	(629)	(1,904)	(6,947)
Provision for income taxes	106	360	566	1,056

Net income (loss)	927	(989)	(2,470)	(8,003)
Less: Net income attributable to noncontrolling interest	25	—	29	—

Net income (loss) attributable to 3D Systems	$902	$(989)	$(2,499)	$(8,003)

Net income (loss) per share — basic and diluted	$0.04	$(0.04)	$(0.11)	$(0.36)

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2009	2008
Cash flows from operating activities:
Net loss attributable to 3D Systems	$(2,499)	$(8,003)
Net income attributable to noncontrolling interest	29	—

Net loss	(2,470)	(8,003)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Deferred income taxes	153	29
Depreciation and amortization	4,341	4,953
Provision for bad debts	941	745
Stock-based compensation	936	1,144
Loss on the disposition of property and equipment	151	—
Changes in operating accounts:
Accounts receivable	5,316	5,367
Inventories	744	(6,765)
Prepaid expenses and other current assets	(468)	2,086
Accounts payable	(4,367)	(3,641)
Accrued liabilities	(1,041)	(2,320)
Customer deposits	(116)	60
Deferred revenue	(2,180)	(1,510)
Other operating assets and liabilities	295	(71)

Net cash provided by (used in) operating activities	2,235	(7,926)

Cash flows used in investing activities:
Purchases of property and equipment	(634)	(4,032)
Additions to license and patent costs	(149)	(352)
Proceeds from disposition of property and equipment	34	—

Net cash used in investing activities	(749)	(4,384)

Cash flows provided by financing activities:
Restricted stock and stock options proceeds, net	242	1,091
Repayment of long-term debt	(145)	(376)
Repayment of short-term borrowings	(3,085)	—
Restricted cash	3,216	—

Net cash provided by financing activities	228	715

Effect of exchange rate changes on cash	103	25

Net increase (decrease) in cash and cash equivalents	1,817	(11,570)

Cash and cash equivalents at the beginning of the period	22,164	29,689

Cash and cash equivalents at the end of the period	$23,981	$18,119

Supplemental Cash Flow Information:
Interest payments	$474	$713
Income tax (receipts) payments	(208)	637
Non-cash items:
Transfer of equipment from inventory to property and equipment, net(a)	461	4,899
Transfer of equipment to inventory from property and equipment, net(b)	341	1,597

(a)
Inventory is transferred from inventory to property and equipment at cost when the Company requires additional machines for training, demonstration or short-term rentals. The transfer of $3,002 of equipment purchased from a large customer is included in transfers to property and equipment in the period ended September 30, 2008.

(b)
In general, an asset is transferred from property and equipment, net into inventory at its net book value when the Company has identified a potential sale for a used machine. The machine is removed from inventory upon recognition of the sale.

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)

	Equity Attributable to 3D Systems’ Stockholders
	Common Stock							Accumulated	Total	Equity
		Par		Additional				Other	3D Systems	Attributable to
(In thousands,		Value		Paid-in	Treasury Stock		Accumulated	Comprehensive	Stockholders’	Noncontrolling	Total
except par value)	Shares	$0.001		Capital	Shares	Amount	Deficit	Income	Equity	Interest	Equity
Balance at December 31, 2008	22,424	$22		$176,180	59	$(120)	$(78,557)	$4,709	$102,234	$—	$102,234
Issuance (repurchase) of restricted stock, net	273	1		318	15	(14)	—	—	305	—	305
Stock-based compensation expense	—	—	(a)	790	—	—	—	—	790	—	790
Exercise of stock options	15	—	(a)	84	—	—	—	—	84	—	84
Net (loss) income	—	—		—	—	—	(2,499)	—	(2,499)	29	(2,470)
Foreign currency translation adjustment	—	—		—	—	—	—	226	226	—	226

Balance at September 30, 2009	22,712	$23		$177,372	74	$(134)	$(81,056)	$4,935	$101,140	$29	$101,169

(a)	Amounts not shown due to rounding.
See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2009	2008	2009	2008
Net income (loss) attributable to 3D Systems	$902	$(989)	$(2,499)	$(8,003)
Net income attributable to noncontrolling interest	25	—	29	—

Net income (loss)	927	(989)	(2,470)	(8,003)
Other comprehensive income (loss):
Unrealized (loss) gain on pension obligation	9	(13)	9	(4)
Foreign currency translation adjustments	768	(2,021)	217	(454)

Comprehensive income (loss), net	$1,704	$(3,023)	$(2,244)	$(8,461)

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data)
(Unaudited)
(1) Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of 3D Systems Corporation and its subsidiaries (collectively, the “Company”). All significant intercompany transactions and balances have been eliminated in consolidation. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim reports. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements and should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K (“Form 10-K”) for the year ended December 31, 2008.
In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments, consisting of adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results of operations for the quarter and nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year.
The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results may differ from these estimates and assumptions.
Certain prior period amounts have been reclassified to conform to their current year presentation. These reclassifications include $249 of foreign exchange loss for the quarter ended September 30, 2008, and $192 of foreign exchange gain for the nine months ended September 30, 2008, that had previously been included in product cost of sales for the first three quarters of 2008, to interest and other expense, net in the Company’s condensed consolidated statements of operations. This had the effect of increasing the Company’s previously reported gross profit and interest and other expense, net for the third quarter of 2008 by $249 and of decreasing operating loss for that quarter by the same amount. For the nine months ended September 30, 2008, this reclassification had the effect of decreasing the Company’s previously reported gross profit and interest and other expense, net by $192 and of increasing operating loss for the period by the same amount. It did not affect any of the other line items on the Company’s condensed consolidated statements of operations for 2008.
All amounts presented in the accompanying footnotes are presented in thousands, except for per share information and years.
The Company has evaluated subsequent events from the date of the condensed consolidated balance sheet through the date of the filing of this Form 10-Q. During this period, no material recognizable subsequent events were identified. See Note 16 for a description of subsequent events that are not significant to the Company’s financial statements.
Recent Accounting Pronouncements
In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standard Codification™ (“Codification”) and the Hierarchy of Generally Accepted Accounting Principles,” effective for interim and annual reporting periods ending after September 15, 2009. This statement replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” and establishes the Codification (“ASC”) as the source of authoritative U.S. accounting principles used in the preparation of financial statements in conformity with GAAP. All guidance contained in the Codification carries an equal level of authority. The Codification does not replace or affect guidance issued by the SEC or its staff. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right; rather, ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. This statement became effective in the third quarter of 2009, and references made to FASB guidance throughout this document have been updated for the Codification.
In August 2009, the FASB issued Accounting Standards Update 2009-05, “Measuring Liabilities at Fair Value” to provide guidance on measuring the fair value of liabilities under ASC 820, “Fair Value Measurements and Disclosures.” It establishes that a Level 1 fair value measurement should be used to measure the fair value of a liability and alternative valuation techniques that should be used in the absence of a Level 1 measurement. ASU 2009-05 is effective for the first reporting period beginning after issuance; thus, it became effective for the Company on October 1, 2009. The Company is evaluating the impact of ASU 2009-05 on its consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update 2009-13, “Multiple-Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force,” to provide amendments to the criteria in Subtopic 609-24 of the Codification for separating consideration into multiple-deliverable revenue arrangements. ASU 2009-13 establishes a selling price hierarchy for determining the selling price of each specific deliverable which includes vendor-specific objective evidence (“VSOE”) if available, third party evidence if VSOE is not available or estimated selling price if neither VSOE nor third party evidence is available. ASU 2009-13 also eliminates the residual method for allocating revenue between the elements of an arrangement and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the arrangement proportionally to each deliverable on the basis of each deliverable’s selling price. This Update expands the disclosure requirements regarding a vendor’s multiple-deliverable revenue arrangements. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company is currently evaluating the impact of ASU 2009-13 on its consolidated financial statements.
In October 2009, the FASB issued Accounting Standards Update 2009-14, “Certain Revenue Arrangements That Include Software Elements — a consensus of the FASB Emerging Issues Task Force.” This Update removes tangible products containing software components and nonsoftware components that function together to deliver the tangible product’s essential functionality from the scope of the software revenue guidance in Subtopic 985-605 of the Codification. Additionally, ASU 2009-14 provides guidance on how a vendor should allocate arrangement consideration to deliverables in an arrangement that includes both tangible products and software that is not essential to the product’s functionality. ASU 2009-14 requires the same expanded disclosures that are included within ASU 2009-13. ASU 2009-14 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. A company is required to adopt the amendments in both ASU 2009-13 and 2009-14 in the same period using the same transition method. The Company is currently evaluating the impact of ASU 2009-14 on its consolidated financial statements.
(2) Inventories
Components of inventories, net at September 30, 2009 and December 31, 2008 were as follows:

(in thousands)	2009	2008
Raw materials	$2,347	$1,635
Inventory held by assemblers	—	34
Work in process	339	146
Finished goods and parts	20,408	22,359

Total cost	23,094	24,174
Less: reserves	(2,810)	(3,156)

Inventories, net	$20,284	$21,018

(3) Property and Equipment
Property and equipment, net at September 30, 2009 and December 31, 2008 were as follows:

			Useful Life
(in thousands, except years)	2009	2008	(in years)
Building	$8,566	$8,566	25
Machinery and equipment	20,772	27,492	3-5
Capitalized software — ERP	3,096	3,096	5
Office furniture and equipment	3,353	3,404	5
Leasehold improvements	4,949	7,567	Life of lease
Rental equipment	1,101	1,116	5
Construction in progress	807	298	N/A

Total property and equipment	42,644	51,539
Less: Accumulated depreciation and amortization	(21,535)	(27,467)

Total property and equipment, net	$21,109	$24,072

Depreciation and software amortization expense for the quarter and nine months ended September 30, 2009 were $1,148 and $3,657, respectively, compared to $1,303 and $3,486 for the quarter and nine months ended September 30, 2008. For each of the quarters and nine months ended September 30, 2009 and 2008, the Company recognized software amortization expense of $134 and $403, respectively, for its capitalized enterprise resource planning (“ERP”) system.
(4) Intangible Assets
Intangible assets, net other than goodwill at September 30, 2009 and December 31, 2008 were as follows:

	September 30, 2009
	Gross Carrying	Accumulated
(in thousands)	Amount	Amortization	Net
Licenses	$5,875	$(5,462)	$413
Patent costs	16,192	(13,485)	2,707
Other intangible assets	8,968	(8,968)	—

Total	$31,035	$(27,915)	$3,120

	December 31, 2008
	Gross Carrying	Accumulated
(in thousands)	Amount	Amortization	Net
Licenses	$5,875	$(5,090)	$785
Patent costs	16,078	(13,341)	2,737
Other intangible assets	8,968	(8,827)	141

Total	$30,921	$(27,258)	$3,663

For the nine months ended September 30, 2009 and 2008, the Company capitalized $149 and $352, respectively, of costs incurred to acquire, develop and extend patents in the United States and various other countries.
Amortization expense related to licenses, patent costs and other intangible assets for the quarters and nine months ended September 30, 2009 and 2008 was as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2009	2008	2009	2008
Licenses	$124	$124	$372	$372
Patent costs	50	64	171	218
Other intangible assets	—	339	141	877

Total	$174	$527	$684	$1,467

(5) Accrued and Other Liabilities
Accrued liabilities at September 30, 2009 and December 31, 2008 were as follows:

(in thousands)	2009	2008
Compensation and benefits	$3,032	$2,239
Vendor accruals	975	1,880
Accrued professional fees	676	1,064
Accrued taxes	1,627	1,148
Royalties payable	216	297
Non-contractual obligation to repurchase inventory held by assemblers	—	34
Accrued interest	49	54
Accrued other	590	1,341

	$7,165	$8,057

Other liabilities at September 30, 2009 and December 31, 2008 were as follows:

(in thousands)	2009	2008
Defined benefit pension obligation	$3,014	$2,801
Other long-term liabilities	689	476

	$3,703	$3,277

(6) Borrowings
The Company’s debt, excluding capitalized lease obligations, at September 30, 2009 and December 31, 2008 was $0 and $3,085, respectively, and at December 31, 2008 consisted of industrial development bonds related to the Grand Junction facility, which was sold in December 2008. The remaining bonds outstanding at December 31, 2008, plus accrued interest, were redeemed in January 2009. The interest rate on the bonds at December 31, 2008 was 1.28%.
The following summarizes the components of interest and other expense, net:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2009	2008	2009	2008
Interest expense	$151	$235	$471	$706
Interest income	—	(91)	(9)	(511)
Foreign currency (gain) loss	(285)	249	(119)	(192)
Other	193	(57)	203	162

Total	$59	$336	$546	$165

(7) Noncontrolling Interest
In May 2009, the Company formed MQast, LLC (“MQast”), a joint venture with an unrelated third party. MQast is an online provider of rapid, high quality complex metal parts. The Company maintains a 51% ownership interest in MQast, and MQast’s operating results are included in these condensed consolidated financial statements. In accordance with ASC Section 810, “Consolidation,” the carrying value of the noncontrolling interest is reported in the condensed consolidated balance sheets as a separate component of equity, and both consolidated net income (loss) and comprehensive income (loss) have been adjusted to include the net income attributable to the noncontrolling interest.
(8) Hedging Activities and Financial Instruments
The Company conducts business in various countries using both the functional currencies of those countries and other currencies to effect cross border transactions. As a result, the Company is subject to the risk that fluctuations in foreign exchange rates between the dates that those transactions are entered into and their respective settlement dates will result in a foreign exchange gain or loss. When practicable, the Company endeavors to match assets and liabilities in the same currency on its balance sheet and those of its subsidiaries in order to reduce these risks. When appropriate, the Company enters into foreign currency contracts to hedge exposures arising from those transactions. The Company has not adopted hedge accounting under ASC 815, “Derivatives and Hedging”. All gains and losses (realized or unrealized) are recognized in “Interest and other expense, net” in the condensed consolidated statements of operations.
At September 30, 2009 and December 31, 2008, these contracts included contracts for the purchase of currencies other than the U.S. dollar. The dollar equivalents of the foreign currency contracts and the related fair values as of September 30, 2009 and December 31, 2008 were as follows:

	Foreign Currency
	Purchase Contracts
(in thousands)	2009	2008
Notional amount	$2,281	$1,680
Fair value	2,290	1,699

Net unrealized gain	$9	$19

The foreign currency contracts outstanding at September 30, 2009 expire at various times between October 6, 2009 and November 18, 2009. The foreign currency contracts outstanding at December 31, 2008 expired at various times between January 5, 2009 and February 11, 2009.
Changes in the fair value of derivatives are recorded in interest and other expense, net in the condensed consolidated statements of operations. Depending on their fair value at the end of the reporting period, derivatives are recorded either in prepaid expenses and other current assets or in accrued liabilities on the condensed consolidated balance sheet.
The total impact of foreign currency items on the condensed consolidated statements of operations for the quarter and nine months ended September 30, 2009 were gains of $285 and $119, respectively, compared to a loss of $249 and a gain of $192, respectively, for the quarter and nine months ended September 30, 2008.

(9) Stock-based Compensation Plans
The Company records stock-based compensation expense in selling, general and administrative expenses in the condensed consolidated statements of operations. Stock-based compensation expense for the quarters and nine months ended September 30, 2009 and 2008 was as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2009	2008	2009	2008
Restricted stock awards	$205	$288	$936	$1,144

Total stock-based compensation expense	$205	$288	$936	$1,144

The number of shares of restricted common stock awarded and the weighted average fair value per share during the quarters and nine months ended September 30, 2009 and 2008 were as follows:

	Quarter Ended September 30,
	2009		2008
		Weighted Average		Weighted Average
(in thousands, except per share amounts)	Shares Awarded	Fair Value	Shares Awarded	Fair Value
Restricted stock awards:
Granted under the 2004 Incentive Stock Plan	41	$8.43	7	$9.55
Granted under the 2004 Restricted Stock Plan for Non-Employee Directors	—	—	—	—

Total restricted stock awards	41	$8.43	7	$9.55

	Nine Months Ended September 30,
	2009		2008
		Weighted Average		Weighted Average
(in thousands, except per share amounts)	Shares Awarded	Fair Value	Shares Awarded	Fair Value
Restricted stock awards:
Granted under the 2004 Incentive Stock Plan	219	$7.11	15	$12.52
Granted under the 2004 Restricted Stock Plan for Non-Employee Directors	21	6.97	24	9.24

Total restricted stock awards	240	$7.10	39	$10.48

Of the 219 shares of restricted stock awards granted in the nine months ended September 30, 2009 pursuant to the Company’s 2004 Incentive Stock Plan, 110 shares were awarded to executive officers of the Company. Of the 41 shares granted in the third quarter of 2009, 27 remained subject to acceptance at September 30, 2009.
Stock compensation expense for non-employee directors totaled $0 and $146 for the quarter and nine months ended September 30, 2009, respectively, compared to $0 and $221, respectively, for the quarter and nine months ended September 30, 2008.
(10) Earnings (Loss) Per Share
The Company presents basic and diluted earnings (loss) per share (“EPS”) amounts. Basic EPS is calculated by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the applicable period. Diluted EPS is calculated by dividing 3D Systems net income (loss) by the weighted average number of common and common equivalent shares outstanding during the applicable period. The following table reconciles basic weighted average outstanding shares to diluted weighted average outstanding shares for the quarters and nine months ended September 30, 2009 and 2008:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2009	2008	2009	2008
Numerator:
3D Systems net income (loss): numerator for basic net earnings (loss) per share	$902	$(989)	$(2,499)	$(8,003)
Add: Effect of dilutive securities
Stock options and other equity compensation	—	—	—	—

Numerator for dilutive net earnings (loss) per share	$902	$(989)	$(2,499)	$(8,003)

Denominator:
Weighted average shares: denominator for basic net earnings (loss) per share	22,627	22,366	22,504	22,348
Add: Effect of dilutive securities
Stock options and other equity compensation	67	—	—	—

Denominator for dilutive net earnings (loss) per share	22,694	22,366	22,504	22,348

Earnings (loss) per share
Basic and diluted	$0.04	$(0.04)	$(0.11)	$(0.36)

No securities were included in the diluted weighted average shares outstanding for the nine months ended September 30, 2009 and 2008 or for the quarter ended September 30, 2008 because the effect of their inclusion would have been anti-dilutive; that is, they would have reduced net earnings (loss) per share.
(11) Income Taxes
The Company used effective tax rates of 10.3% and (29.7%) for the quarter and nine months ended September 30, 2009, respectively, compared to (57.2%) and (15.2%) for the quarter and nine months ended September 30, 2008. Tax expense relates primarily to income from foreign operations.
Tax years 2005 to 2008 remain subject to examination by the U.S. Internal Revenue Service. Should the Company utilize any of its remaining U.S. loss carry-forwards, which date from 1997, years 1997 through 2004 would be subject to examination. The Company files income tax returns (which are open to examination beginning in the year shown in parentheses) in France (2006), Germany (2005), Japan (2005), Italy (2004), Switzerland (2004) and the United Kingdom (2006).
(12) Segment Information
The Company operates in one reportable business segment in which it develops, manufactures and markets worldwide 3-D printing, rapid prototyping and manufacturing systems designed to reduce the time it takes to produce three-dimensional objects. The Company conducts its business through subsidiaries in the United States, a subsidiary in Switzerland that operates a research and production facility, sales and service offices operated by subsidiaries in the European Community (France, Germany, the United Kingdom and Italy) and Japan. The Company has historically disclosed summarized financial information for the geographic areas of operations as if they were segments in accordance with ASC 280, “Segment Reporting.”
Summarized financial information concerning the Company’s geographical operations is shown in the following tables:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2009	2008	2009	2008
Revenue from unaffiliated customers:
United States	$12,215	$14,106	$34,425	$42,198
Germany	5,528	8,629	16,519	23,143
Other Europe	5,399	7,420	15,148	23,500
Asia Pacific	4,525	5,422	10,311	15,179

Total	$27,667	$35,577	$76,403	$104,020

The Company’s revenue from unaffiliated customers by type are as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2009	2008	2009	2008
Systems and other products	$6,825	$10,246	$17,566	$29,575
Materials	13,123	16,313	35,455	47,462
Services	7,719	9,018	23,382	26,983

Total revenue	$27,667	$35,577	$76,403	$104,020

Intercompany sales are as follows:

	Quarter Ended September 30, 2009
	Intercompany Sales to
	United		Other	Asia
(in thousands)	States	Germany	Europe	Pacific	Total
United States	$—	$2,606	$1,547	$421	$4,574
Germany	12	—	621	—	633
Other Europe	1,974	70	—	—	2,044
Asia Pacific	—	—	—	—	—

Total	$1,986	$2,676	$2,168	$421	$7,251

	Quarter Ended September 30, 2008
	Intercompany Sales to
	United		Other	Asia
(in thousands)	States	Germany	Europe	Pacific	Total
United States	$—	$5,144	$3,356	$4,187	$12,687
Germany	320	—	1,107	—	1,427
Other Europe	2,228	38	—	—	2,266
Asia Pacific	—	—	—	—	—

Total	$2,548	$5,182	$4,463	$4,187	$16,380

	Nine Months Ended September 30, 2009
	Intercompany Sales to
	United		Other	Asia
(in thousands)	States	Germany	Europe	Pacific	Total
United States	$—	$8,357	$4,930	$1,987	$15,274
Germany	15	—	2,393	—	2,408
Other Europe	5,187	516	—	—	5,703
Asia Pacific	—	—	—	—	—

Total	$5,202	$8,873	$7,323	$1,987	$23,385

	Nine Months Ended September 30, 2008
	Intercompany Sales to
	United		Other	Asia
(in thousands)	States	Germany	Europe	Pacific	Total
United States	$—	$14,878	$9,498	$10,820	$35,196
Germany	782	—	4,849	—	5,631
Other Europe	5,069	91	—	—	5,160
Asia Pacific	—	—	—	—	—

Total	$5,851	$14,969	$14,347	$10,820	$45,987

All revenue between geographic areas is recorded at prices that provide for an allocation of profit (loss) between entities. Income (loss) from operations and assets for each geographic area are as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2009	2008	2009	2008
Income (loss) from operations:
United States	$(86)	$(2,474)	$(5,316)	$(10,440)
Germany	163	342	533	820
Other Europe	247	662	954	1,741
Asia Pacific	927	1,349	2,234	1,673

Subtotal	1,251	(121)	(1,595)	(6,206)
Inter-segment elimination	(159)	(172)	237	(576)

Total	$1,092	$(293)	$(1,358)	$(6,782)

	September 30,	December 31,
(in thousands)	2009	2008
Assets:
United States	$52,910	$61,974
Germany	26,096	25,762
Other Europe	42,621	43,396
Asia Pacific	20,516	21,870

Total	$142,143	$153,002

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
(14) Fair Value Measurements
ASC 820, “Fair Value Measurements and Disclosures,” defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:
Level 1 — Quoted prices in active markets for identical assets or liabilities.
Level 2 — Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
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
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements as of September 30, 2009
(in thousands)	Level 1	Level 2	Level 3	Total
Description
Cash equivalents	$21,393	$—	$—	$21,393
Currency derivative contracts(1)	2,290	—	—	2,290

Total	$23,683	$—	$—	$23,683

(1)	Unrealized gains or losses on derivatives are recorded in “Interest and other expense, net” in the condensed consolidated statements of operations at each measurement date.
The fair market values of Level 1 currency derivative contracts at September 30, 2009 and December 31, 2008 were as follows:

	Foreign Currency
	Purchase Contracts
(in thousands)	2009	2008
Notional amount	$2,281	$1,680
Fair value	2,290	1,699

Net unrealized gain	$9	$19

(15) International Retirement Plan
The following table shows the components of net periodic benefit costs and other amounts recognized in the condensed consolidated statements of operations for the quarter and nine months ended September 30, 2009 and 2008:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2009	2008	2009	2008
Service cost	$22	$23	$68	$69
Interest cost	21	18	65	53

Total	$43	$41	$133	$122

(16) Subsequent Event
On October 1, 2009, the Company acquired the assets and certain of the liabilities of Acu-Cast Technologies, LLC, a provider of rapid prototyping and manufacturing services. The acquisition was not significant to the Company’s financial statements. Future revenue from the acquisition will be reported within the service revenue line.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This discussion should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q.
We are subject to a number of risks and uncertainties that may affect our future performance. Such risks are discussed in greater detail in the sections entitled “Forward-Looking Statements” and “Cautionary Statements and Risk Factors” at the end of this Item 2 and that are discussed or referred to in Item 1A of Part II of this Quarterly Report on Form 10-Q.
Business Overview
We design, develop, manufacture, market and service 3-D printing, rapid manufacturing and prototyping systems and related products and materials that enable complex three-dimensional objects to be produced directly from computer data without tooling. Our products and materials help to greatly reduce the time and cost required to produce prototypes or customized production parts. We also operate a comprehensive service bureau that offers our customers rapid prototyping and manufacturing services for the production of precision parts.
Our consolidated revenue is derived primarily from the sale of our systems, the sale of the related materials used by the systems to produce solid objects and the provision of services to our customers.
Recent Developments
Since the beginning of the third quarter of 2009, we continued our new product development activities, resulting in the following, which were not material to our operating results:
•
During the third quarter, we moved the production of our Projet™ line of 3-D printers, the assembly of which was previously outsourced, to our facility in Rock Hill. With the transition, we expect to improve oversight of quality control and make better use of our Rock Hill facility.

•
In September 2009, we acquired the key assets of Desktop Factory, a company engaged in the development of a sub-$5,000 desktop printer. The Desktop Factory 3-D printer exhibits a build speed comparable to existing 3-D printing technologies to produce robust plastic parts. With the acquisition of Desktop Factory’s patent portfolio, we expect to complete the development and integration of Desktop Factory’s technology into several new products within our existing research and development budget.

•
On October 1, 2009, we acquired the assets and certain of the liabilities of Acu-Cast Technologies, LLC, a leading provider of rapid prototyping and manufacturing services that offers precision parts made on a wide range of traditional and additive manufacturing systems. Concurrently, we launched 3Dproparts™, a rapid prototyping and manufacturing parts service. We expect our 3Dproparts™ service to bring together a wide range of production and additive grade materials and the latest additive and traditional manufacturing systems, enabling us to deliver a broad range of precision plastic and metal parts and assemblies to our customers. Revenues from the acquisition and the 3Dproparts™ service will be reported within our service revenue line.

Results of Operations
Summary of 2009 financial results
We generated $1.8 million of net cash in the first nine months of 2009 and finished the period with $24.0 million of unrestricted cash compared to $22.2 million of unrestricted cash at December 31, 2008.
As discussed in greater detail below, revenue for the third quarter of 2009 declined by 22% to $27.7 million from $35.6 million for the third quarter of 2008 due to weak global demand, particularly in the automotive and consumer electronics sectors. Revenue was down across all classes of products and services, primarily reflecting the cumulative effect of the decline in large-frame systems sales that began in the first quarter of 2008. Revenue for the nine months ended September 30, 2009 declined 27% to $76.4 million from $104.0 million in 2008, for primarily the same reasons.

Materials sales for the third quarter of 2009 declined by $3.2 million from the third quarter of 2008 as revenue from materials was adversely impacted by the reduction in large-frame systems sales, which are typically accompanied by initial materials purchases to charge up new systems and commence production, and decreased demand due to the downturn in the global economy.
Although both systems and materials sales for the third quarter of 2009 decreased compared to the third quarter of 2008, they increased from second quarter 2009 levels by $0.9 million (16%) and $1.4 million (12%), respectively.
Revenue from services fell by $1.3 million to $7.7 million in the third quarter of 2009 from $9.0 million in the same quarter of 2008 primarily as a result of a significant drop in maintenance and warranty revenue, which reflects the trailing 12-month cumulative effect of lower large-frame sales that began during the first quarter of 2008. Services revenue increased by $0.6 million in the third quarter of 2009 from $7.1 million in the second quarter of 2009, resulting from increased maintenance contract revenues.
Foreign currency translation had a $0.3 million unfavorable impact on revenue in the third quarter of 2009 compared to a $1.0 million favorable impact on revenue in the third quarter of 2008.
Through our cost saving initiatives we were able to improve gross margin, reduce operating expenses and move from a $0.3 million operating loss for the third quarter of 2008 to a $1.1 million operating income for the 2009 quarter.
Our gross profit improved to $12.3 million in the third quarter of 2009 from $10.8 million in the second quarter of 2009. It decreased $6.7 million compared to the first nine months of 2008 primarily due to our lower level of revenue. Our cost of sales also fell due to a combination of lower sales and the initiatives undertaken in 2008 and 2009 to lower our cost of sales, as discussed below. Our gross profit margin increased to 44.5% in the third quarter of 2009 from 39.5% in the third quarter of 2008 as increased supply chain efficiencies, the elimination of certain third-party logistics costs in the U.S. and cost reductions in our field service organization more than offset lower overhead absorption over lower sales. Also included in our gross profit margin for the third quarter of 2009 is the previously disclosed 4.1 percentage point negative impact of sales of our V-Flash® Desktop Printer. These changes reflect the reclassifications of foreign exchange effects from cost of sales to interest and other expense, net, which are more fully described below under our discussion of “Gross profit and gross profit margins.”
Our operating expenses declined by $3.1 million in the third quarter of 2009 to $11.2 million from $14.3 million in the 2008 quarter. The decrease reflected lower selling, general and administrative expenses and lower research and development expenses, which are discussed below under our discussion of “Operating expenses.” We expect our SG&A expenses for the remainder of 2009 to be in the range of $8.5 million to $10 million, and our research and development expenses to be in the range of $2.5 million to $3 million.
Results of Operations — Third Quarter Comparisons
Third quarter comparison of revenue by class of product and service
Table 1 sets forth our change in revenue by class of product and service for the third quarter of 2009 compared to the third quarter of 2008:
Table 1

	Systems and
	Other
(Dollars in thousands)	Products		Materials		Services		Totals
Revenue — 3rd quarter 2008	$10,246	28.8%	$16,313	45.9%	$9,018	25.3%	$35,577	100%

Change in revenue:
Volume
Core products and services	(850)	(8.3)	(2,346)	(14.4)	(946)	(10.5)	(4,142)	(11.6)
New products and services	(750)	(7.3)	(1,618)	(9.9)	(228)	(2.5)	(2,596)	(7.3)
Price/Mix	(1,855)	(18.1)	995	6.1	—	—	(860)	(2.4)
Foreign currency translation	34	0.3	(221)	(1.4)	(125)	(1.4)	(312)	(0.9)

Net change	(3,421)	(33.4)	(3,190)	(19.6)	(1,299)	(14.4)	(7,910)	(22.2)

Revenue — 3rd quarter 2009	$6,825	24.7%	$13,123	47.4%	$7,719	27.9%	$27,667	100.0%

We earn revenues from the sale of systems and other products, materials and services. On a consolidated basis, revenue for the third quarter of 2009 decreased by $7.9 million, or 22.2%, compared to the third quarter of 2008 as a result of the continuing weak global economic conditions.
The decline in revenue from systems and other products that is due to volume for the third quarter of 2009 compared to the same quarter of 2008 was primarily the result of lower sales of large-frame and mid-frame systems that were only partially offset by an increase in unit volume of 3-D printers. Sales of systems consisted of:
•	Large-frame systems, which represented 31% of total systems revenue for the third quarter of 2009, compared to 31% for the third quarter of 2008;
•	Mid-frame and small-frame systems, which accounted for 23% of total systems revenue for the 2009 period, compared to 49% for the same period in 2008; and
•	3-D printers, which made up the remaining 46%, increasing from 20% in the third quarter of 2008.
Despite the decrease in systems and other products revenue quarter over quarter, systems and other products revenue increased sequentially by $0.9 million, led by a 142% rebound in large-frame system sales.
Due to the relatively high list price of certain systems, our customers’ purchasing decisions may have a long lead time; combined with the overall low unit volume of systems sales in any particular period, the acceleration or delay of orders and shipments of a small number of systems from one period to another can significantly affect revenue reported for our systems sales for the period involved. Revenue reported for systems sales in any particular period is also affected by revenue recognition rules prescribed by generally accepted accounting principles.
Production and delivery of our systems is generally not characterized by long lead times, and backlog is therefore generally not a material factor in our business. At September 30, 2009 our backlog was approximately $1.7 million, a 26.1% increase from the $1.4 million of backlog at December 31, 2008, and a 65.5% increase from the $1.0 million of backlog at September 30, 2008. We believe that our level of backlog at September 30, 2009 is generally consistent with the normal operating trends in our business.
Revenue from materials was also adversely impacted by lower large-frame systems sales, which are typically accompanied by significant initial materials purchases to charge up new systems and commence production, and decreased demand in the global marketplace due to the continued overall economic downturn. Sales of integrated materials represented 30% of total materials revenue in the third quarter of 2009, compared to 30% in the second quarter of 2009, 35% in the first quarter of 2009 and 28% in the fourth quarter of 2008. Sales of integrated materials in the third quarter of 2009 decreased 7.7% compared to the third quarter of 2008. Materials revenue increased sequentially by $1.4 million during the third quarter of 2009.
The decrease in services revenue reflects a reduction in maintenance revenue and the trailing 12-month cumulative impact of the decline in large-frame systems sales on warranty revenue. The decrease was partially offset by an increase in sales of upgrades, which are recorded in this line item. Services revenues increased 8.4% sequentially during the third quarter of 2009.
In addition to changes in sales volumes, there are two other primary drivers of changes in revenues from one period to another: the combined effect of changes in product mix and average selling prices, sometimes referred to as price and mix effects, and the impact of fluctuations in foreign currencies.
As used in this Management’s Discussion and Analysis, the price and mix effects relate to changes in revenue that are not able to be specifically related to changes in unit volume. Among these changes are changes in the product mix of our materials and our systems as the trend toward smaller, more economical systems has continued and the influence of new systems and materials on our operating results has grown. Our reporting systems are not currently configured to produce more quantitative information regarding the effect of price and mix changes on revenue.

Change in third quarter revenue by geographic region
Each geographic region contributed to our lower level of revenue in the third quarter of 2009. Table 2 sets forth the changes in revenue by geographic area for the third quarter of 2009 compared to the third quarter of 2008:
Table 2

(Dollars in thousands)	U.S.		Europe		Asia-Pacific		Totals
Revenue — 3rd quarter 2008	$14,106	39.7%	$16,049	45.1%	$5,422	15.2%	$35,577	100%

Change in revenue:
Volume	(1,576)	(11.2)	(4,459)	(27.8)	(703)	(13.0)	(6,738)	(18.9)
Price/Mix	(315)	(2.2)	(17)	(0.1)	(528)	(9.7)	(860)	(2.4)
Foreign currency translation	—	—	(646)	(4.0)	334	6.2	(312)	(0.9)

Net change	(1,891)	(13.4)	(5,122)	(31.9)	(897)	(16.5)	(7,910)	(22.2)

Revenue — 3rd quarter 2009	$12,215	44.2%	$10,927	39.4%	$4,525	16.4%	$27,667	100%

Revenue from U.S. operations declined by $1.9 million, or 13.4%, to $12.2 million in 2009 from $14.1 million in the third quarter of 2008. The decrease was due to lower volume and the unfavorable combined effect of price and mix.
Revenue from non-U.S. operations for the third quarter of 2009 declined by $6.0 million, or 28.0%, to $15.5 million from $21.5 million for the third quarter of 2008. Revenue from non-U.S. operations as a percent of total revenue was 55.8% and 60.3%, respectively, for the third quarters of 2009 and 2008. The decline in non-U.S. revenue, excluding the effect of foreign currency translation, was 26.6% in the third quarter of 2009.
Revenue from European operations declined by $5.1 million, or 31.9%, to $10.9 million from $16.0 million in the prior year period. This decrease was due to a $4.5 million decline in volume and the $0.6 million unfavorable impact of foreign currency translation.
Revenue from Asia-Pacific operations declined by $0.9 million, or 16.5%, to $4.5 million from $5.4 million in the prior year period due primarily to the unfavorable $1.2 million combined decrease in volume, price and mix as sales were adversely affected by the previously disclosed reorganization filing of our largest Japanese customer. This decline in sales volume was partially offset by $0.3 million in favorable foreign currency translation.
Gross profit and gross profit margins — third quarter
Table 3 sets forth gross profit and gross profit margin for our products and services for the third quarters of 2009 and 2008:
Table 3

	Quarter Ended September 30,
	2009		2008
	Gross	%	Gross	%
(Dollars in thousands)	Profit	Revenue	Profit	Revenue
Systems and other products	$1,116	16.4%	$1,374	13.4%
Materials	7,523	57.3	10,260	62.9
Services	3,680	47.7	2,403	26.6

Total	$12,319	44.5%	$14,037	39.5%

We reclassified $0.2 million of foreign exchange loss, which had previously been included in product cost of sales for the third quarter of 2008, to interest and other expense, net in our condensed consolidated statements of operations. This had the effect of increasing our previously reported gross profit and interest and other expense, net for the third quarter of 2008 by $0.2 million and of decreasing operating loss for that quarter by the same amount. It did not affect any of the other line items on our condensed consolidated statements of operations for 2008, and this management discussion and analysis reflects the results of this reclassification.
On a consolidated basis, gross profit for the third quarter of 2009 decreased by $1.7 million to $12.3 million from $14.0 million in the third quarter of 2008. This decrease is the result of lower materials sales and lower large-frame and mid-frame systems revenue, as well as the negative impact of sales of our V-Flash® Desktop Printer as discussed below.
Consolidated gross profit margin in the third quarter of 2009 improved by 5.0 percentage points to 44.5% of revenue from 39.5% of revenue for the 2008 quarter. Countering the adverse effect of our lower revenue, the increase in gross profit margin reflected the effect of various cost savings initiatives that we pursued in 2008 and during the first three quarters of 2009, which included certain supply chain efficiencies, the movement of certain third-party logistics activities in-house, the sale of system upgrades and a reduction in field service costs. The 2009 gross profit margin was adversely affected by approximately 4.1 percentage points due to the previously disclosed negative impact on margin of sales of our V-Flash® Desktop Printer.

Systems and other products gross profit for the third quarter of 2009 decreased to $1.1 million from $1.4 million for the 2008 quarter. Gross profit margin for systems and other products increased by 3.0 percentage points to 16.4% of revenue from 13.4% of revenue in the 2008 quarter. The 2009 gross profit margin was negatively impacted by sales of our V-Flash® Desktop Printer during this first year of commercialization and by the decline in volume resulting in the absorption of fixed costs over fewer units. Partially offsetting this decline were supply chain efficiencies and lower system refurbishment costs.
Materials gross profit for the third quarter of 2009 decreased by $2.7 million or 26.7% to $7.5 million from $10.3 million for the 2008 quarter. Gross profit margin for materials decreased by 5.6 percentage points to 57.3% of revenue from 62.9% of revenue in the 2008 quarter primarily due to changes in price and mix, which was adversely affected by the lower level of large-frame systems sales and decreased demand due to weakness in the overall global economy.
Gross profit for services for the third quarter of 2009 increased by $1.3 million or 53.1% to $3.7 million from $2.4 million for the 2008 quarter. Gross profit margin for services increased by 21.0 percentage points to 47.7% of revenue from 26.6% of revenue in the 2008 quarter on 14.4% lower revenue. Gross profit margin increased sequentially for the sixth consecutive quarter. The improved gross profit was due to the combined effect of a decline in fixed costs associated with our decision to cease servicing certain legacy products, resolution of the premature failure of certain system components and reductions in field service costs initiated in 2008.
Operating expenses
As shown in Table 4, total operating expenses decreased by $3.1 million or 21.7% to $11.2 million in the third quarter of 2009 from $14.3 million in the third quarter of 2008 as our cost savings initiatives have gained traction, as evidenced by continued declines in operating expenses in each of the last eight quarters. This decrease consisted of $2.1 million in lower selling, general and administrative expenses and $1.0 million of lower research and development expenses, both of which are discussed below.
Table 4

	Quarter Ended September 30,
	2009		2008
		%		%
(Dollars in thousands)	Amount	Revenue	Amount	Revenue
Selling, general and administrative expenses	$8,362	30.2%	$10,414	29.3%
Research and development expenses	2,865	10.4	3,916	11.0

Total operating expenses	$11,227	40.6%	$14,330	40.3%

Selling, general and administrative expenses
Selling, general and administrative expenses declined by $2.1 million to $8.4 million in the third quarter of 2009 compared to $10.4 million in the third quarter of 2008 related to:
•	$0.8 million of lower compensation, contract labor, and consultant costs primarily due to lower staffing levels;
•	$0.4 million of lower bad debt expense;
•	$0.4 million of lower professional fees and
•	$0.5 million of lower other costs.
Research and development expenses
Research and development expenses decreased by $1.0 million or 26.8% to $2.9 million in the third quarter of 2009 from $3.9 million in the third quarter of 2008, principally due to a $0.6 million decrease in outside consulting services in the 2009 quarter and the reduction in costs for 2009 following the commercialization of certain new products previously announced in 2008.

Income from operations
Our income from operations for the third quarter of 2009 increased by $1.4 million to $1.1 million from a $0.3 million loss in the third quarter of 2008, including the effect of the third quarter 2008 reclassification discussed above. See “Gross profit and gross profit margins” above. Our reduced loss from operations in the quarter ended September 30, 2009 reflected our higher gross profit margin and our lower operating expenses, which partially offset the effect of our lower consolidated revenue.
The following table sets forth operating income by geographic area for the third quarter of 2009 and 2008:
Table 5

	Quarter Ended September 30,
(Dollars in thousands)	2009	2008
Income (loss) from operations
United States	$(86)	$(2,474)
Germany	163	342
Other Europe	247	662
Asia Pacific	927	1,349

Subtotal	1,251	(121)
Inter-segment elimination	(159)	(172)

Total	$1,092	$(293)

The decrease in the U.S. operating loss from 2008 to 2009 reflected the same factors relating to our consolidated operating income that are discussed above. As most of our operations outside the U.S. are conducted through sales and marketing subsidiaries, the changes in operating income in our operations outside the U.S. from 2008 to 2009 are affected by changes in transfer pricing.
Interest and other expense, net
Interest and other expense, net decreased to $0.1 million of net expense in the third quarter of 2009 from $0.3 million in the 2008 quarter, after giving effect to the reclassification of foreign currency effects discussed above. See “Gross profit and gross profit margins” above.
Table 6 shows the components of the decrease:
Table 6

	Quarter Ended September 30,
(Dollars in thousands)	2009	2008	Change
Interest expense	$151	$235	$(84)
Interest income	—	(91)	91
Foreign currency (gain) loss	(285)	249	(534)
Other	193	(57)	250

Total	$59	$336	$(277)

The reduction in interest expense from 2008 resulted from the repayment of the outstanding industrial development bonds in January 2009, while the lower interest income was the result of our having moved our short-term investments into U.S. Treasury funds.
Provision for income taxes
We recorded a provision for income taxes of $0.1 million in the quarter ended September 30, 2009, compared to $0.4 million for the quarter ended September 30, 2008. Our provision for income taxes primarily reflects income taxes in foreign jurisdictions.
Net income
Our net income for the third quarter of 2009 improved to $0.9 million, compared to a net loss of $1.0 million for the third quarter of 2008. The principal reasons for our lower net loss for the third quarter 2009, discussed in more detail above, were: the $1.4 million reduction in our operating loss, the $0.2 million reduction in interest and other expense, net, and the $0.3 million decrease in our provision for income taxes.

For the quarter ended September 30, 2009, our weighted average common shares outstanding were 22.6 million, and on a per share basis the basic and diluted earnings per share for the same period were $0.04. For the quarter ended September 30, 2008, our weighted average common shares outstanding were 22.4 million, and on a per share basis the basic and diluted loss per share for the same period was $0.04.
Results of Operations — Nine-Month Comparisons
Nine-month comparison of revenue by class of product and service
Table 7 sets forth our change in revenue by class of product and service for the first nine months of 2009 compared to the same period of 2008:
Table 7

	Systems and
	Other
(Dollars in thousands)	Products		Materials		Services		Totals
Revenue — nine months 2008	$29,575	28.4%	$47,462	45.6%	$26,983	26.0%	$104,020	100%

Change in revenue:
Volume
Core products and services	(6,116)	(20.7)	(4,878)	(10.3)	(927)	(3.4)	(11,921)	(11.5)
New products and services	(3,196)	(10.8)	(6,261)	(13.2)	(1,394)	(5.2)	(10,851)	(10.4)
Price/Mix	(2,126)	(7.2)	1,028	2.2	—	—	(1,098)	(1.1)
Foreign currency translation	(571)	(1.9)	(1,896)	(4.0)	(1,280)	(4.7)	(3,747)	(3.6)

Net change	(12,009)	(40.6)	(12,007)	(25.3)	(3,601)	(13.3)	(27,617)	(26.6)

Revenue — nine months 2009	$17,566	23.0%	$35,455	46.4%	$23,382	30.6%	$76,403	100.0%

We earn revenues from the sale of systems and other products, materials and services. On a consolidated basis, revenue for the first nine months of 2009 decreased by $27.6 million, or 26.6% compared to the first nine months of 2008 as a result of the continuing weak global economic conditions.
The decline in revenue from systems and other products that is due to volume for the first nine months of 2009 compared to the same period of 2008 was primarily the result of lower sales of large-frame and mid-frame systems that were only partially offset by an increase in unit volume of 3-D printers. Sales of systems consisted of:
•	Large-frame systems, which represented 20% of total systems revenue for the first nine months of 2009, compared to 27% for the 2008 period;
•	Mid-frame and small-frame systems, which accounted for 34% of total systems revenue for the 2009 period, compared to 50% for the same period in 2008; and
•	3-D printers, which made up the remaining 46%, increasing from 23% in the first nine months of 2008.
Due to the relatively high list price of certain systems, our customers’ purchasing decisions may have a long lead time; combined with the overall low unit volume of systems sales in any particular period, the acceleration or delay of orders and shipments of a small number of systems from one period to another can significantly affect revenue reported for our systems sales for the period involved. Revenue reported for systems sales in any particular period is also affected by revenue recognition rules prescribed by generally accepted accounting principles.
Revenue from materials was also adversely impacted by lower large-frame systems sales, which are typically accompanied by significant initial materials purchases to charge up new systems and commence production, and decreased demand in the global marketplace due to the continued overall economic downturn. Sales of integrated materials represented 32% of total materials revenue in the first nine months of 2009, compared to 25% in the first nine months of 2008. Sales of integrated materials in the first nine months of 2009 decreased by 4.7% compared to an overall decline of 25.3% for all materials sales, evidencing that our integrated materials strategy continues to build momentum.

The decrease in services revenue reflects a reduction in maintenance revenue and the trailing 12-month cumulative impact of the decline in large-frame systems sales on warranty revenue. The decrease in services revenues from the 2008 period to the 2009 period was partially offset by an increase in sales of upgrades, which are recorded in this line item.
In addition to changes in sales volumes, there are two other primary drivers of changes in revenues from one period to another: the combined effect of changes in product mix and average selling prices, sometimes referred to as price and mix effects, and the impact of fluctuations in foreign currencies.
As used in this Management’s Discussion and Analysis, the price and mix effects relate to changes in revenue that are not able to be specifically related to changes in unit volume. Among these changes are changes in the product mix of our materials and our systems as the trend toward smaller, more economical systems has continued and the influence of new systems and materials on our operating results has grown. Our reporting systems are not currently configured to produce more quantitative information regarding the effect of price and mix changes on revenue.
Change in nine- month revenue by geographic region
Each geographic region contributed to our lower level of revenue in the first nine months of 2009. Table 8 sets forth the change in revenue by geographic area for the first nine months of 2009 compared to the first nine months of 2008:
Table 8

(Dollars in thousands)	U.S.		Europe		Asia-Pacific		Totals
Revenue — nine months, 2008	$42,198	40.6%	$46,643	44.8%	$15,179	14.6%	$104,020	100%

Change in revenue:
Volume	(5,384)	(12.8)	(12,042)	(25.8)	(5,346)	(35.2)	(22,772)	(21.9)
Price/Mix	(2,389)	(5.6)	1,481	3.2	(190)	(1.3)	(1,098)	(1.1)
Foreign currency translation	—	—	(4,415)	(9.5)	668	4.4	(3,747)	(3.6)

Net change	(7,773)	(18.4)	(14,976)	(32.1)	(4,868)	(32.1)	(27,617)	(26.6)

Revenue — nine months, 2009	$34,425	45.1%	$31,667	41.4%	$10,311	13.5%	$76,403	100%

Revenue from U.S. operations declined by $7.8 million, or 18.4%, to $34.4 million in 2009 from $42.2 million in the first nine months of 2008. The decrease was due to lower volume and the unfavorable combined effect of price and mix.
Revenue from non-U.S. operations for the first nine months of 2009 declined by $19.8 million, or 32.1%, to $42.0 million from $61.8 million for the first nine months of 2008. Revenue from non-U.S. operations as a percentage of total revenue was 54.9% and 59.4%, respectively, for the first nine months of 2009 and 2008. The decline in non-U.S. revenue, excluding the effect of foreign currency translation, was 26.0% in the first nine months of 2009.
Revenue from European operations declined by $14.9 million, or 32.1%, to $31.7 million from $46.6 million in the prior year period. This decrease was due to a $12.0 million decline in volume and the $4.4 million unfavorable impact of foreign currency translation, partially offset by a $1.5 million favorable combined effect of price and mix.
Revenue from Asia-Pacific operations declined by $4.9 million, or 32.1%, to $10.3 million from $15.2 million in the prior year period due primarily to the unfavorable $5.3 million decrease in volume as sales were adversely affected by the previously disclosed reorganization filing of our largest Japanese customer. This decline in sales volume was also impacted by a $0.2 million unfavorable combined effect of price and mix and partially offset by $0.7 million in favorable foreign currency translation.
Gross profit and gross profit margins — nine months
Table 9 sets forth gross profit and gross profit margin for our products and services for the first nine months of 2009 and 2008:
Table 9

	Nine Months Ended September 30,
	2009		2008
	Gross	%	Gross	%
(Dollars in thousands)	Profit	Revenue	Profit	Revenue
Systems and other products	$3,059	17.4%	$3,668	12.4%
Materials	21,273	60.0	30,481	64.2
Services	9,296	39.8	6,193	23.0

Total	$33,628	44.0%	$40,342	38.8%

We reclassified $0.2 million of foreign exchange gain, which had previously been included in cost of sales for the first nine months of 2008, to interest and other expense, net in our condensed consolidated statement of operations. This had the effect of decreasing our previously reported gross profit and interest and other expense, net for the first nine months of 2008 by $0.2 million and of increasing operating loss for that period by the same amount. It did not affect any of the other line items on our condensed consolidated statement of operations for 2008, and this management discussion and analysis reflects the results of this reclassification.
On a consolidated basis, gross profit for the first nine months of 2009 decreased by $6.7 million to $33.6 million from $40.3 million in the first nine months of 2008. This decrease is the result of lower materials sales and lower large-frame systems revenue, as well as the previously disclosed negative impact of sales of our V-Flash® Desktop Printer.
Consolidated gross profit margin in the first nine months of 2009 increased by 5.2 percentage points to 44.0% of revenue from 38.8% of revenue for the 2008 period. Countering the adverse effect of our lower revenue, the increase in gross profit margin reflected the effect of various cost savings initiatives that we pursued in 2008 and 2009, which included certain supply chain efficiencies, the movement of certain third-party logistics activities in-house, the sale of system upgrades and a reduction in field service costs. The 2009 gross profit margin was adversely affected by the previously disclosed negative impact on margin of sales of our V-Flash® Desktop Printer.
Systems and other products gross profit for the first nine months of 2009 decreased to $3.1 million from $3.7 million for the 2008 period. Gross profit margin for systems and other products increased by 5 percentage points to 17.4% of revenue from 12.4% of revenue in the 2008 period. The improved gross profit margin resulted from increased supply chain efficiencies and lower costs to refurbish system components. The improvement was partially offset by the decline in volume discussed above resulting in the absorption of fixed costs over fewer units and the previously disclosed negative impact on margin of V-Flash® Desktop Printer sales.
Materials gross profit for the first nine months of 2009 decreased by $9.2 million or 30.2% to $21.3 million from $30.5 million for the 2008 period. Gross profit margin for materials decreased by 4.2 percentage points to 60.0% of revenue from 64.2% of revenue in the 2008 period primarily due to the decline in sales volume of materials, which was adversely affected by the lower level of large-frame systems sales.
Gross profit for services for the first nine months of 2009 increased by $3.1 million or 50.1% to $9.3 million from $6.2 million for the 2008 period, and gross profit margin for services increased by 16.8 percentage points to 39.8% of revenue from 23.0% of revenue in the 2008 period. The improved gross profit was due to the combined effect of a decline in fixed costs associated with our decision to cease servicing certain legacy products, resolution of the premature failure of certain system components and reductions in field service costs initiated in 2008.
Operating expenses
As shown in Table 10, total operating expenses decreased by $12.1 million, or 25.8%, to $35.0 million in the first nine months of 2009 from $47.1 million in the first nine months of 2008 as our cost savings initiatives have gained traction, as evidenced by continued declines in operating expenses in each of the last eight quarters. This decrease was due to $9.6 million in lower selling, general and administrative expenses and $2.5 million of lower research and development expenses, both of which are discussed below.
Table 10

	Nine Months Ended September 30,
	2009		2008
		%		%
(Dollars in thousands)	Amount	Revenue	Amount	Revenue
Selling, general and administrative expenses	$26,368	34.5%	$36,033	34.6%
Research and development expenses	8,618	11.3	11,091	10.7

Total operating expenses	$34,986	45.8%	$47,124	45.3%

Selling, general and administrative expenses
Selling, general and administrative expenses declined by $9.6 million to $26.4 million in the first nine months of 2009 compared to $36.0 million in the first nine months of 2008 due to:
•	a $5.1 million decline in compensation, contract labor and outside consultant costs primarily due to lower staffing levels;
•	$1.7 million of lower professional fees;
•	$0.7 million of lower occupancy costs;
•	$0.6 million of lower travel expenses;
•	$0.5 million of lower advertising expenses and
•	$2.1 million of lower other costs, partially offset by
•	$0.9 million of increased litigation costs and
•	$0.2 million of increased bad debt expense.
Research and development expenses
Research and development expenses decreased by $2.5 million or 22.3% to $8.6 million in the first nine months of 2009 from $11.1 million in the same period in 2008, principally due to a $1.9 million decrease in outside consulting services in the 2009 period and the reduction in costs for 2009 following the commercialization of certain new products previously announced in 2008.
Loss from operations
Our loss from operations for the nine months ended September 30, 2009 decreased by $5.4 million to $1.4 million from $6.8 million during the nine months ended September 30, 2008, including the effect of the third quarter 2008 reclassification discussed above. See “Gross profit and gross profit margins” above. Our increased profit margin and lower operating expenses partially offset the impact of our lower consolidated revenue on our loss from operations in the nine months ended September 30, 2009.
The following table sets forth operating loss by geographic area for the first nine months of 2009 and 2008:
Table 11

	Nine Months Ended September 30,
(Dollars in thousands)	2009	2008
Income (loss) from operations
United States	$(5,316)	$(10,440)
Germany	533	820
Other Europe	954	1,741
Asia Pacific	2,234	1,673

Subtotal	(1,595)	(6,206)
Inter-segment elimination	237	(576)

Total	$(1,358)	$(6,782)

The changes in the U.S. operating loss from 2008 to 2009 reflected the same factors relating to our consolidated operating loss that are discussed above. As most of our operations outside the U.S. are conducted through sales and marketing subsidiaries, the changes in operating income in our operations outside the U.S. from 2008 to 2009 resulted primarily from changes in transfer pricing.
Operating income from our Asia-Pacific operations includes a $0.6 million bad debt provision related to 2009 sales to our largest Japanese customer, which filed for court protection in February 2009. Receivables prior to the filing have been fully reserved, while sales subsequent to the filing have been on a cash basis.

Interest and other expense, net
For the nine-month period ended September 30, 2009, interest and other expense, net amounted to $0.5 million net expense compared to $0.2 million net expense for the same period ended September 30, 2008. See “Gross profit and gross profit margins” above.
Table 12 shows the components of the increase:
Table 12

	Nine Months Ended September 30,
(Dollars in thousands)	2009	2008	Change
Interest expense	$471	$706	$(235)
Interest income	(9)	(511)	502
Foreign currency (gain) loss	(119)	(192)	73
Other	203	162	41

Total	$546	$165	$381

The reduction in interest expense from 2008 resulted from the repayment of the outstanding industrial development bonds in January 2009, while the lower interest income was the result of our having moved our short-term investments into U.S. Treasury funds.
Provision for income taxes
We recorded a provision for income taxes of $0.6 million in the nine months ended September 30, 2009, compared to $1.1 million for the nine months ended September 30, 2008. Our provision for income taxes primarily reflects income taxes in foreign jurisdictions.
Net loss
Our net loss for the first nine months of 2009 improved to $2.5 million, compared to our net loss of $8.0 million for the first nine months of 2008. Our lower net loss for the first nine months of 2009 resulted from the $5.5 million decrease in our operating loss for the period and $0.5 million reduction in our provision for income taxes, partially offset by the $0.4 million increase in interest and other expense, net.
For the nine months ended September 30, 2009, our weighted average common shares outstanding were 22.5 million, and on a per share basis the basic and diluted loss per share for the same period was $0.11. For the nine months ended September 30, 2008, our weighted average common shares outstanding were 22.3 million, and on a per share basis the basic and diluted loss per share for the same period was $0.36.
Financial Condition and Liquidity
We generated $1.8 million of net cash in the first nine months of 2009 and finished the period with $24.0 million of unrestricted cash, compared to $22.2 million of unrestricted cash at December 31, 2008. This increase in net cash included $2.2 million of cash provided by operating activities, consisting of $6.5 million of non-cash charges that were included in our net loss, partially offset by $1.8 million of a net increase in operating accounts and our $2.5 million net loss. We also used $0.7 million of cash in investing activities, and generated $0.2 million of cash from financing activities in 2009. See “Working capital,” “Cash flow” and “Outstanding debt and capitalized lease obligations” below.
During 2009, we are continuing to rely upon our available cash and cash flow from operations to meet our liquidity needs. While we believe that the actions taken in 2008 and 2009 to reduce our operating costs, improve our gross profit margin and manage working capital have benefited us in 2009, there can be no assurance in these uncertain economic times that these actions will be sufficient.
Our principal contractual commitments consist of the capital leases on our Rock Hill facility, which are discussed in greater detail below.
Working capital
Our net working capital increased by $2.3 million to $37.6 million at September 30, 2009 from $35.3 million at December 31, 2008. Table 13 provides a summary of the net changes in working capital items between these two dates.

Table 13

Increase
(Dollars in thousands)	(Decrease)
Working capital at December 31, 2008	$35,279
Changes in current assets:
Cash and cash equivalents	1,817
Accounts receivable, net of allowances	(6,217)
Inventories, net of reserves	(734)
Prepaid expenses and other current assets	735
Deferred income tax assets	(130)
Restricted cash	(3,216)

Total current assets	(7,745)
Changes in current liabilities:
Current portion of long-term debt	(3,085)
Current portion of capitalized lease obligations	12
Accounts payable	(4,088)
Accrued liabilities	(892)
Customer deposits	(96)
Deferred revenue	(1,915)

Total current liabilities	(10,064)

Net change in working capital	2,319

Working capital at September 30, 2009	$37,598

Our unrestricted cash and cash equivalents increased by $1.8 million to $24.0 million from $22.2 million at December 31, 2008. This increase resulted primarily from $2.2 million of cash provided by operating activities and $0.2 million of cash provided by financing activities, partially offset by $0.7 million of cash used in investing activities. See “Cash flow” below.
Accounts receivable, net, decreased by $6.2 million to $19.1 million at September 30, 2009 from $25.3 million at December 31, 2008. This decline was primarily attributable to lower sales and a decrease in days’ sales outstanding to 63 days at September 30, 2009 from 66 days at December 31, 2008. Our gross accounts receivable declined by $5.7 million from December 31, 2008 to September 30, 2009. Accounts receivable more than 90 days past due increased to 10.6% of gross receivables at September 30, 2009 compared to 5.9% of gross receivables at December 31, 2008.
Bad debt expense for the first nine months of 2009 was $0.9 million compared to $0.7 million in 2008. Our allowance for doubtful accounts increased to $2.5 million at September 30, 2009 from $2.0 million at December 31, 2008. This increase as well as the increase in accounts receivable that are more than 90 days past due primarily relate to 2009 sales to our largest Japanese customer prior to its filing for court protection in February 2009. All amounts due from this customer have been fully reserved as of September 30, 2009.
Components of inventories were as follows:
Table 14

	September 30,	December 31,
(Dollars in thousands)	2009	2008
Raw materials	$2,347	$1,635
Inventory held by assemblers	—	34
Work in process	339	146
Finished goods and parts	20,408	22,359

Total cost	23,094	24,174
Less: reserves	(2,810)	(3,156)

Inventories, net	$20,284	$21,018

Inventories decreased by $0.7 million to $20.3 million at September 30, 2009 from $21.0 million at December 31, 2008. This decrease resulted primarily from a $2.0 million decrease in finished goods inventory as a result of our inventory reduction initiatives. Inventories increased sequentially from the second quarter of 2009 by $1.2 million as we moved the production of our ProJet™ line of 3-D printers in-house. We maintained $2.8 million of inventory reserves at September 30, 2009 and $3.2 million of such reserves at December 31, 2008.

As shown in Table 14 above, the majority of our inventory consists of finished goods, including primarily systems, materials and service parts. The inventory held by assemblers shown in Table 14 and a related accrued liability in an amount that corresponds to the book value of inventory held by assemblers included in accrued liabilities on our Condensed Consolidated Balance Sheets relate to the accounting for our outsourcing arrangements pursuant to ASC 470.
Accounts payable declined by $4.1 million to $13.0 million at September 30, 2009 from $17.1 million at December 31, 2008. The decline primarily corresponds to lower cost of sales in the nine months ended September 30, 2009 compared to the year ended December 31, 2008, and the impact of our continuing cost reduction initiatives.
Deferred revenue decreased by $1.9 million to $7.5 million at September 30, 2009 from $9.4 million at December 31, 2008 primarily due to a net decrease in maintenance contracts, installation, training and warranty revenue from shipments in the first nine months of 2009.
Restricted cash decreased by $3.2 million as we utilized it to retire the remaining outstanding industrial development bonds.
The changes in the first nine months of 2009 that comprise the other components of working capital not discussed above arose in the ordinary course of business.
Differences between the amounts of working capital item changes in the cash flow statement and the balance sheet changes for the corresponding items are primarily the result of foreign currency translation adjustments.
Cash flow
Table 15 summarizes the cash provided by or used in operating activities, investing activities and financing activities, as well as the effect of changes in foreign currency exchange rates on cash, for the first nine months of 2009 and 2008.
Table 15

(Dollars in thousands)	2009	2008
Cash provided by (used in) operating activities	$2,235	$(7,926)
Cash used in investing activities	(749)	(4,384)
Cash provided by financing activities	228	715
Effect of exchange rate changes on cash	103	25

Net increase (decrease) in cash and cash equivalents	$1,817	$(11,570)

Cash flow from operations
For the nine months ended September 30, 2009, our operating activities provided $2.2 million of net cash. This source of cash consisted of $6.5 million of non-cash items included in our net loss offset by $1.8 million of a net increase in operating accounts and our $2.5 million net loss.
Changes in operating accounts that resulted in a use of cash included the following:
•	a $4.3 million decrease in accounts payable;
•	a $2.2 million decrease in deferred revenue;
•	a $1.0 million decrease in accrued liabilities;
•	a $0.5 million increase in prepaid expenses and other current assets; and
•	a $0.1 million decrease in customer deposits.

Changes in operating accounts that resulted in a source of cash included the following:
•	a $5.3 million decrease in net receivables;
•	a $0.7 million decrease in inventories; and
•	a $0.3 million increase in other operating assets and liabilities.
For the nine months ended September 30, 2008, we used $7.9 million of net cash for operating activities. This use of cash consisted of our $8.0 million net loss and $6.8 million of cash consumed by net changes in operating accounts that were partially offset by $6.9 million of non-cash items included in our net loss.
Changes in operating accounts that resulted in a use of cash included the following:
•	a $6.8 million increase in inventories;
•	a $3.6 million decrease in accounts payable;
•	a $2.3 million decrease in accrued liabilities; and
•	a $1.5 million decrease in deferred revenue.
Changes in operating accounts that resulted in a source of cash included the following:
•	a $5.3 million decrease in net receivables; and
•	a $2.2 million decrease in prepaid expenses and other current assets.
Cash flow from investing activities
Net cash used in investing activities in the first nine months of 2009 decreased to $0.7 million from $4.4 million for the first nine months of 2008. This decrease was primarily due to our lower level of 2009 capital expenditures.
We expect our capital expenditures for the remainder of 2009 to range between $0.5 million and $1 million.
Cash flow from financing activities
Net cash provided by financing activities decreased to $0.2 million for the nine months ended September 30, 2009 compared to $0.7 million in the 2008 period. This decrease resulted primarily from a decline in cash proceeds from stock options exercised.
Outstanding debt and capitalized lease obligations
At September 30, 2009, capitalized lease obligations decreased to $8.5 million from $8.7 million at December 31, 2008 primarily due to scheduled payments of principal on capital lease installments.
Our outstanding industrial development revenue bonds and capitalized lease obligations at September 30, 2009 and December 31, 2008 were as follows:
Table 16

	September 30,	December 31,
(Dollars in thousands)	2009	2008
Debt:
Industrial development revenue bonds	$—	$3,085

Capitalized lease obligations:
Current portion of capitalized lease obligations	207	195
Capitalized lease obligations, less current portion	8,311	8,467

Total capitalized lease obligations	8,518	8,662

Total current portion	207	3,280
Total long-term portion	8,311	8,467

Total debt and capitalized lease obligations	$8,518	$11,747

Capitalized lease obligations
Following the redemption of the industrial development bonds in January 2009, our principal contractual commitments consist of capitalized lease obligations of $8.5 million at September 30, 2009.
Outstanding capitalized lease obligations relate to two lease agreements that we entered into during 2006 with respect to our Rock Hill facility, one of which covers the facility itself and the other of which covers certain furniture and fixtures that we acquired for use in the facility. The carrying values of the headquarters facility and the furniture and fixture leases at September 30, 2009 and December 31, 2008 were $8.5 million and $8.7 million, respectively.
Financial instruments
We conduct business in various countries using both the functional currencies of those countries and other currencies to effect cross border transactions. As a result, we are subject to the risk that fluctuations in foreign exchange rates between the dates that those transactions are entered into and their respective settlement dates will result in a foreign exchange gain or loss. When practicable, we endeavor to match assets and liabilities in the same currency on our balance sheet and those of our subsidiaries in order to reduce these risks. When we consider it to be appropriate, we enter into foreign currency contracts to hedge exposures arising from those transactions. We have not adopted hedge accounting, and we recognize all gains and losses (realized or unrealized) in interest and other expense, net in our Condensed Consolidated Statements of Operations.
The dollar equivalent of our foreign currency contracts and their related fair values as of September 30, 2009 and December 31, 2008 were as follows:
Table 17

	Foreign Currency
	Purchase Contracts
(Dollars in thousands)	2009	2008
Notional amount	$2,281	$1,680
Fair value	2,290	1,699

Net unrealized gain	$9	$19

At September 30, 2009 and December 31, 2008, the notional amount of these contracts at their respective settlement dates amounted to $2.3 million and $1.7 million, respectively. The 2009 and 2008 contracts related primarily to purchases of inventory from third parties. The notional amount of the purchase contracts aggregated CHF 2.4 million and CHF 1.8 million, respectively.
The net fair value of all foreign exchange contracts at September 30, 2009 and December 31, 2008 reflected nominal unrealized gains at September 30, 2009 and December 31, 2008. The foreign currency contracts outstanding at September 30, 2009 expire at various times between October 6, 2009 and November 18, 2009. The foreign currency contracts outstanding at December 31, 2008 expired at various times between January 5, 2009 and February 11, 2009.
Changes in the fair value of derivatives are recorded in interest and other expense, net, in our Condensed Consolidated Statements of Operations. Depending on their fair value at the end of the reporting period, derivatives are recorded either in prepaid and other current assets or in accrued liabilities in our Condensed Consolidated Balance Sheets.
The total impact of foreign currency related items on our Condensed Consolidated Statements of Operations for the nine months ended September 30, 2009 was a net gain of $0.1 million. The total impact of foreign currency related items on our Condensed Consolidated Statements of Operations was a net gain of $0.2 million for the nine months ended September 30, 2008.
Stockholders’ equity
Stockholders’ equity decreased by $1.1 million to $101.1 million at September 30, 2009 from $102.2 million at December 31, 2008. This decrease was composed of our $2.5 million net loss reported for the first nine months of 2009, partially offset by $0.8 million of stock compensation expense recorded in stockholders’ equity in accordance with ASC 718, the net issuance of $0.3 million of restricted stock, $0.2 million of foreign currency translation adjustments included in accumulated other comprehensive income and the exercise of $0.1 million of stock options during the first nine months of 2009.

Recent Accounting Pronouncements
For information with respect to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 1 to the Condensed Consolidated Financial Statements.
Critical Accounting Policies and Significant Estimates
For a discussion of our critical accounting policies and estimates, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Significant Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2008.
Forward-Looking Statements
Certain statements made in this Quarterly Report on Form 10-Q that are not statements of historical or current facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include the cautionary statements and risk factors set forth below and in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2008 as well as other statements made in the Quarterly Report on Form 10-Q that may involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from historical results or from any future results expressed or implied by such forward-looking statements.
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
Cautionary Statements and Risk Factors
We recognize that we are subject to a number of risks and uncertainties that may affect our future performance. The risks and uncertainties described in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2008 are not the only risks and uncertainties that we face. Additional risks and uncertainties not currently known to us or that we currently deem not to be material also may impair our business operations. If any of these risks actually occur, our business, results of operations and financial condition could suffer. In that event the trading price of our common stock could decline, and you may lose all or part of your investment in our common stock. The risks discussed in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2008 also include forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements.
Except as required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
For a discussion of market risks at December 31, 2008, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2008. During the first nine months of 2009, there were no material changes or developments that would materially alter the market risk assessment performed as of December 31, 2008, except as discussed in the Financial Condition and Liquidity section under Financial Instruments.

Item 4. Controls and Procedures.
With the participation of the Chief Executive Officer and Chief Financial Officer, management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.
There were no material changes in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. — OTHER INFORMATION

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

3.5
Certificate of Elimination of Series A Preferred Stock, filed with the Secretary of State of Delaware on March 4, 2004. (Incorporated reference to Exhibit 3.6 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, filed on March 15, 2004.)

3.6
Certificate of Elimination of Series B Preferred Stock, filed with the Secretary of State of Delaware on June 9, 2006. (Incorporated reference to Exhibit 3.1 of Registrant’s Current Report on Form 8-K, filed on June 9, 2006.)

3.7
Certificate of Amendment of Certificate of Incorporation, filed with Secretary of State of Delaware on May 19, 2004. (Incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, filed on August 5, 2004.)

3.8
Certificate of Amendment of Certificate of Incorporation, filed with Secretary of State of Delaware on May 17, 2005. (Incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, filed on August 1, 2005.)

3.8
Certificate of Elimination of Series B Preferred Stock, filed with the Secretary of State of Delaware on June 9, 2006. (Incorporated reference to Exhibit 3.1 of Registrant’s Current Report on Form 8-K, filed on June 9, 2006.)

3.9
Certificate of Designations, Preferences and Rights of Series A Preferred Stock, filed with the Secretary of State of Delaware on December 9, 2008. (Incorporated by reference to Exhibit 3.1 of Registrant’s Current Report on Form 8-K, filed on December 9, 2008.)

3.10	Amended and Restated By-Laws. (Incorporated by reference to Exhibit 3.2 of Registrant’s Current Report on Form 8-K filed on December 1, 2006.)

4.1	Amended and Restated 2004 Incentive Stock Plan. (Incorporated by reference to Exhibit 4.1 of Registrant’s Form S-8 filed on May 20, 2009.)

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 3, 2009.

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 3, 2009.

32.1	Certification of Principal Executive Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 3, 2009.

32.2	Certification of Principal Financial Officer, filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 3, 2009.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

3D Systems Corporation
By:	/s/ Damon J. Gregoire
Damon J. Gregoire
Vice President and Chief Financial Officer (Principal Financial Officer) (Duly Authorized Officer)
Date: November 3, 2009

EXHIBIT INDEX

Exhibit
No.	Description
31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 3, 2009.

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 3, 2009.

32.1	Certification of Principal Executive Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 3, 2009.

32.2	Certification of Principal Financial Officer, filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 3, 2009.