Form 10-K
period 2009-12-31
3D SYSTEMS CORP
filed 2010-02-24
CIK 910638

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-34220

3D SYSTEMS CORPORATION
(Exact name of Registrant as specified in our charter)

Delaware	95-4431352
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

333 Three D Systems Circle
Rock Hill, SC 29730
(Address of principal executive offices and zip code)

(803) 326-3900
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common stock, par value $0.001 per share	The NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes ☐     No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2009 was $128,911,764. For purposes of this computation, it has been assumed that the shares beneficially held by directors and officers of the registrant were “held by affiliates.” This assumption is not to be deemed an admission by these persons that they are affiliates of the registrant.

The number of outstanding shares of the registrant’s common stock as of February 12, 2010 was 22,860,807.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant’s definitive proxy statement for its 2010 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission, are incorporated by reference into Part III of this Form 10-K.

3D SYSTEMS CORPORATION
Annual Report on Form 10-K for the
Year Ended December 31, 2009

PART I

Item 1.	Business.

General

3D Systems Corporation (“3D Systems” or the “Company”) is a holding company that operates through subsidiaries in the United States, Europe and the Asia-Pacific region. We design, develop, manufacture, market and service 3-D printing, rapid manufacturing, and prototyping systems and related products and materials that enable complex three-dimensional objects to be produced directly from computer data without tooling. We also operate 3Dpropartstm, a comprehensive service that offers our customers rapid prototyping and direct rapid manufacturing services for the production of precision parts.

Customers who use our proprietary systems are able to produce physical objects from digital data using commonly available computer-aided design software, often referred to as CAD software, or other digital-media devices such as engineering scanners and MRI or CT medical scanners. Our systems’ ability to produce functional parts from digital art enables customers to create detailed prototypes or production-quality parts quickly and effectively without a significant investment in expensive tooling, greatly reducing the time and cost required to produce prototypes or to customize production parts.

Our systems use additive part-production processes for applications that require rapid design iterations, prototyping and manufacturing. We believe that our systems enable our customers to develop better quality, higher functionality new products faster and more economically than other more traditional methods.

Our product development efforts are focused on expanding our portfolio of 3-D printing and rapid manufacturing solutions, which we believe represents significant growth opportunities for our business. We also believe that our core rapid prototyping business and our parts production service provide us with significant growth opportunities. In recent years, we have worked to develop new systems and materials and have enhanced our overall technology to rejuvenate and reshape our core business while developing new products that address our 3-D printing and rapid manufacturing growth initiatives. With respect to the uses of our systems:

•	In rapid manufacturing applications, our systems are used to manufacture end-use parts that have the appearance and characteristics of high-quality injection-molded parts. Customers who adopt our rapid manufacturing solutions avoid the significant costs of complex set-ups and changeovers and eliminate the costs and lead-times associated with conventional tooling methods or hand labor. Rapid manufacturing enables our customers to produce optimized designs since they can design for function, unconstrained by normal design-for-manufacture considerations.

•	In 3-D printing applications, our systems are used to produce three-dimensional shapes, primarily for visualizing and communicating concepts, various design applications and other applications, including supply chain management, functional modeling, architecture, art, surgical modeling, medical end-use applications such as hearing aids and dental uses, and entertainment.

•	In rapid prototyping applications, our systems are used to quickly and efficiently generate product-concept models, functional prototypes to test form, fit and function, master patterns and expendable patterns for urethane and investment casting that are often used as a cost-effective means of evaluating product designs and short-run production.

Our products offer our customers an integrated systems solution consisting of equipment and embedded software, integrated consumable materials and customer service. Our extensive solutions portfolio is based on four distinct and proprietary technology platforms, discussed in greater detail below, that enable us to offer our customers a way to transform the manner in which they design, develop and manufacture their products.

Products and Services

Our principal technology platforms include our stereolithography or SLA® equipment, our selective laser sintering or SLS® equipment, our multi-jet 3-D printing equipment and our film transfer imaging (“FTI”)

equipment. These systems use patented and proprietary stereolithography, selective laser sintering and various 3-D printing and film transfer imaging methods and processes that take digital data input from CAD software or three-dimensional scanning and sculpting devices to fabricate physical objects from our proprietary family of engineered plastic, metal and composite materials.

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

In 2009, we introduced our 3Dpropartstm service, expanding our distribution channel for rapid prototyping and direct rapid manufacturing parts. 3Dpropartstm offers a broad range of precision plastic and metal parts and assembly capabilities produced from a wide range of materials using a variety of additive and traditional manufacturing processes.

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

Stereolithography parts are known for their fine feature detail, resolution and surface quality. Product designers, engineers and marketers in many large manufacturing companies throughout the world use our SLA® systems for a wide variety of applications, ranging from short production runs of end-use products, to producing prototype parts for automotive, aerospace and various consumer and electronic applications.

Our SLA® systems are capable of rapidly producing tools, fixtures, jigs and end-use parts, including parts for dental, hearing aid, jewelry and motor-sport applications. They are also designed for uses such as building functional models that enable users to share ideas and evaluate concepts; performing form, fit and function testing on working assemblies and building expendable patterns for metal casting.

Our family of SLA® systems offers a wide range of capabilities, including size, speed, accuracy, throughput and surface finish in different formats and price points. We have devoted substantial efforts to introducing new systems with new capabilities. Our iProtm family of SLA® systems includes our iProtm 8000 and iProtm 9000. The iProtm 8000 system is a mid-range SLA® system. Our iProtm 9000 SLA® Center is a professional stereolithography system for the production of ultra high-definition “Pro-Parts” from our integrated portfolio of proprietary Accura® Plastics. Our iProtm SLA® Centers are designed to quickly and economically produce durable plastic parts with unprecedented surface smoothness, feature resolution, edge definition and tolerances that rival the accuracy of CNC-machined plastic parts. The iProtm systems are our most advanced, flexible, high-capacity stereolithography systems that are designed to enable customers to mass customize and produce high-quality, end-use parts, patterns, wind tunnel models, fixtures and tools consistently and economically using our proprietary and other stereolithography materials. In 2009 we continued to offer the Vipertm SLA® system. The Vipertm SLA® system operates in a similar fashion as the iProtm systems, but has a smaller build area and a lower build throughput rate and is capable of building smaller fine-featured parts.

SLS® systems and related equipment

Our selective laser sintering, or SLS®, additive manufacturing systems convert our proprietary engineered materials and composites by melting and fusing, or sintering, these materials into solid cross-sections, layer-

by-layer, to produce finished parts. SLS® systems can create parts from a variety of proprietary engineered plastic and metal powders and are capable of processing multiple parts in a single build session.

Customer uses of our SLS® systems include functional test models and end-use parts, which enable our customers to create customized parts economically without tooling. The combination of materials flexibility, part functionality and high throughput of our SLS® technology makes it well suited for rapid manufacturing of durable parts for applications in various industries, including aerospace, automotive, packaging, machinery and motor-sports applications.

Our family of SLS® systems includes our line of sProtm SLS® systems, automated selective laser sintering manufacturing systems that are designed to enable our customers to mass customize and produce high-quality end-use parts, patterns, fixtures and tools consistently and economically from our proprietary engineered plastics, on-site and on-demand. In 2009 we introduced our new sProtm 60 family of SLS® production systems, which features enhanced productivity and part accuracy within an optimized build volume, new CleanSweeptm IR sensor technology, the ability to process multiple materials and the flexibility to change materials quickly.

We offer the Sinterstation® Protm SLM direct metal sintering system through a private label arrangement that we entered into with a third-party supplier. These systems are capable of producing fully-dense direct metal parts from a variety of metal powders, including stainless steel, chrome cobalt, titanium and tool steel.

3-D printing systems

Our expanding line of 3-D printers is ideal for use in engineering design environments for product development, marketing communication groups, rapid manufacturing such as jewelry and dental laboratory direct casting applications and within engineering schools and other educational institutions. Our range of 3-D printers includes our multi-jet equipment as well as our new film transfer imaging-based equipment.

All our 3-D printers accept digital input from either a three-dimensional CAD station or a scanned 3-D image, converting this input data one slice thickness at a time, to create a solid part one layer at a time. These printers offer superior finished surfaces, no geometry limitations, plug-and-play installation, point-and-print functionality and best-in-class part resolution in a variety of price points and materials.

Our family of multi-jet printers consists of several models, including our ProJettm systems which have replaced our family of InVision® systems. All our printers are designed to produce high-definition, functional and durable models for form, fit and function analysis, including certain models that are capable of ultra-fine resolution for precision dental and jewelry applications. We began shipping our new large format 3-D printer, the ProJettm 5000, during the fourth quarter of 2009.

During the second quarter of 2009, we commenced commercial shipment of our V-Flash® Desktop Printer, our first sub-ten thousand dollar desktop printer. As discussed above, we believe that, in addition to our focus on and pursuit of rapid manufacturing opportunities, 3-D printing provides us with a significant opportunity for growth. The V-Flash® Desktop Printer is the first product based on our new FTI technology platform, and it is designed to build three-dimensional models within hours in a home or an office, enabling designers, engineers, hobbyists and students to imagine, design and build their ideas at their desks.

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

Materials

As part of our integrated systems approach to business, we blend, market, sell and distribute consumable, engineered plastic and metal materials and composites under several proprietary brand names for use in all our systems. We market our stereolithography materials under the Accura® brand, our selective laser sintering materials under the DuraForm®, CastFormtm and LaserFormtm brands, and materials for our 3-D printers under the VisiJet® brand.

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

In 2009, we introduced our Accura® e-Stonetm family of materials developed specifically to produce dental-digital models from data derived from dental intraoral and impression scanners without pouring traditional stone models, saving time and money for dentists and dental laboratories and reducing infection risks.

Laser sintering materials and composites

Our family of proprietary selective laser sintering materials and composites includes a range of rigid plastic, elastomeric and metal materials as well as various composites of these ingredients. Because of the built-in versatility of our selective laser sintering systems, the same systems can be used to process multiple materials.

Our family of DuraForm® materials includes CastFormtm and LaserFormtm proprietary SLS® materials. In 2009, we began selling DuraForm® FR 100 Plastic, a new flame-retardant material that meets the requirements of a broad range of aerospace and consumer-product applications.

Our SLS® materials are used to create functional end-use parts, prototypes and durable patterns as well as assembly jigs and fixtures. They are also used to produce flexible, rubber-like parts such as shoe soles, gaskets and seals, patterns for investment casting, functional tooling such as injection molding tool inserts and end-use parts used in customized rapid manufacturing applications. Examples of rapid manufacturing parts produced by our customers using our SLS® systems include air ducts for aircraft and engine cowling parts for unmanned aerial vehicles. Product designers and developers from major automotive, aerospace and consumer products companies use DuraForm® parts extensively as functional test models, even in harsh test environment conditions. Aerospace and medical companies use our SLS® systems to produce end-use parts directly, which enables them to create customized parts economically without tooling. Parts made from DuraForm® and

LaserFormtm materials are cost effective and can compete favorably with traditional manufacturing methods, especially where part complexity is high. Competing alternatives to our technology generally involve, among other things, costs for tooling and minimum run quantities of the parts produced.

3-D printing materials

Our family of VisiJet® 3-D printing materials includes part-building materials and compatible disposable support materials that are used in the modeling process and facilitate an easily melted away support removal process. These materials are sold to our customers packaged in proprietary smart cartridges that are used to produce parts in our 3-D printers. Our family of proprietary VisiJet® materials is ideal for study models and form, fit and function engineering studies. Our family of VisiJet® wax materials and special dissolvable support materials is used for direct casting applications such as custom jewelry manufacturing, dental crowns and bridge work and casting and micro-casting applications.

Customer Services

We provide a variety of comprehensive customer services and local application and field support on a worldwide basis for all of our stereolithography and selective laser sintering systems. For our 3-D printing systems, we provide these services and field support either directly or through a network of authorized resellers or other sources. We are continuing to build a reseller channel for our line of 3-D printers and to train our resellers to perform installations and services for those printers. We have also entered into arrangements with selected outside service providers to augment our service capabilities with respect to each of our lines of equipment.

The services and field support that we provide include installation of new systems at the customers’ sites, system warranties, several maintenance agreement options and a wide variety of hardware upgrades, software updates and upgrades and performance enhancement packages. We also provide services to assist our customers and resellers in developing new applications for our technologies, to facilitate the use of our technology for the customers’ applications, to train customers on the use of newly acquired systems and to maintain our systems at the customers’ sites.

New SLS®, SLA® and 3-D printer systems are sold with on-site maintenance support that generally covers a warranty period ranging from 90 days to one year. We offer service contracts that enable our customers to continue maintenance coverage beyond the initial warranty period. These service contracts are offered with various levels of support and are priced accordingly. We employ customer-support sales engineers in North America, several countries in Europe and in parts of the Asia-Pacific region to support our worldwide customer base. As a key element of warranty and service contract maintenance, our service engineers provide regularly scheduled preventive maintenance visits to customer sites. We also provide training to our distributors and resellers to enable them to perform these services.

We distribute spare parts on a worldwide basis to our customers, primarily from locations in the U.S. and Europe.

We also offer upgrade kits for certain of our systems that we sell to existing customers to enable them to take advantage of new or enhanced system capabilities. However, we have discontinued upgrade support for certain of our older legacy systems.

We operate a training facility, 3D Systems University, in partnership with York Technical College. The facility operates as part of York Technical College to train our employees, customers, students and others in the use of our systems and technologies. Through this relationship with York Technical College, we outsource a portion of training in the use and operation of our systems that we previously performed.

In 2009, with the launch of our 3Dpropartstm service, we began supplying finished parts to our customers through a global network of parts printing service locations. Customers may procure a complete range of precision plastic and metal parts and assemblies produced using a variety of finishing, molding and casting capabilities utilizing both traditional and additive manufacturing processes. Preferred service providers and leading service bureaus also can use 3Dpropartstm as their comprehensive order-fulfillment center.

Global Operations

We operate in North America and in six countries in Europe and the Asia-Pacific region, and distribute our products in those countries as well as in other parts of the world. Revenue in countries outside the U.S. accounted for 56.6%, 60.6% and 58.2% of consolidated revenue in the years ended December 31, 2009, 2008 and 2007, respectively.

In maintaining foreign operations, our business is exposed to risks inherent in such operations, including those of currency fluctuations. Information on currency exchange risk appears in Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” and Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K (“Form 10-K”), which information is incorporated herein by reference.

Financial information about geographic areas, including revenue and long-lived assets, appears in Note 22 to the Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Form 10-K, which information is incorporated herein by reference.

Marketing and Customers

Our sales and marketing strategy focuses on an integrated systems approach that is directed to providing equipment, materials and services to meet a wide range of customer needs, including traditional prototyping, 3-D printing and rapid manufacturing. This integrated approach includes the sales and marketing of our parts service, either as an adjunct to a customer’s in-house use of additive technologies or to the much broader audience of users who do not have dedicated SLA® or SLS® production solutions or 3-D printers. Our sales organization is responsible for the sale of our products on a worldwide basis and for the management and coordination of our growing network of authorized resellers of 3-D printing and certain of our other systems. Our direct sales force consists of salespersons who work throughout North America, Europe and parts of the Asia-Pacific region. Our application engineers provide professional services through pre-sales support and assist existing customers so that they can take advantage of our latest materials and techniques to improve part quality and machine productivity. This group also leverages our customer contacts to help identify new application opportunities that utilize our proprietary processes and access to our professional parts printing service, 3Dpropartstm. As of December 31, 2009, our worldwide sales, application and service staff consisted of 119 employees.

We sell SLA® and SLS® systems and our related materials and services through our direct sales organization, which is supported by our dedicated sales, service and application engineers worldwide. In certain areas of the world where we do not operate directly, we have appointed sales agents, resellers and distributors who are authorized to sell on our behalf our SLA® and SLS® systems and the materials used in them. Certain of those agents, resellers and distributors also provide services to customers in those geographic areas.

Our 3-D printers and our related materials and services are sold worldwide directly and through a network of authorized distributors and resellers who are managed and directed by a dedicated team of channel sales managers.

As a complement to our equipment and materials sales, in 2009 we introduced our 3Dpropartstm service, a global network of parts printing service locations. 3Dpropartstm is designed to provide our customers and prospects a single source for all of their design to manufacturing needs. Through our 3Dpropartstm service, we offer access to a wide range of additive and traditional manufacturing technologies, our full line of available materials from plastics to metals and our project management and finishing capabilities through 24/7 on-line quoting and secure ordering.

Our customers include major companies in a broad range of industries, including manufacturers of automotive, aerospace, computer, electronic, defense, education, consumer, medical and dental products. Purchasers of our systems include original equipment manufacturers, or OEMs, government agencies and universities that generally use our systems for research activities, and independent service bureaus that provide rapid prototyping and manufacturing services to their customers for a fee. No single customer accounted for more than 10 percent of our consolidated revenue in the year ended December 31, 2009.

Production and Supplies

We have outsourced certain of our equipment assembly and refurbishment activities to several selected design and engineering companies and suppliers. These suppliers also carry out quality control procedures on our systems prior to their shipment to customers. As part of these activities, these suppliers have responsibility for procuring the components and sub-assemblies that are used in our systems. This has reduced our need to procure or maintain inventories of raw materials, work-in-process and spare parts related to our equipment assembly and maintenance activities. We purchase finished systems from these suppliers pursuant to forecasts and customer orders that we supply to them. While the outsource suppliers of our systems have responsibility for the supply chain of the components for the systems they assemble, the components, parts and sub-assemblies that are used in our systems are generally available from several potential suppliers.

During 2009 we moved the assembly of our ProJetTM line of 3-D printers and certain other equipment assembly activities, which previously had been outsourced, to our Rock Hill, South Carolina facility, enabling us to better utilize our facility, plan production and lower costs.

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

Research and Development

We maintain an ongoing program of research and development to develop new systems and materials and to enhance our product lines as well as to improve and expand the capabilities of our systems and related software and materials. This includes all significant technology platform developments for SLA®, SLS®, 3-D printing and FTI systems and materials. Our development efforts are augmented by development arrangements with research institutions, customers, suppliers of material and hardware and the assembly and design firms that we have engaged to assemble our systems. We also engage third-party engineering companies and specialty materials companies in specific development projects from time to time.

Research and development expenses were $11.1 million, $15.2 million and $14.4 million in 2009, 2008 and 2007, respectively.

We did not capitalize any internally developed software costs in 2009 or 2008. In 2007, we capitalized $0.4 million of internally developed software costs associated with the V-Flash® Desktop Printer. See Note 2 to the Consolidated Financial Statements.

Intellectual Property

At December 31, 2009, we held 353 patents worldwide. At that date, we also had 152 pending patent applications worldwide.

The principal issued patents covering our stereolithography processes will expire at varying times through 2022. The principal issued patents covering our selective laser sintering processes will expire at varying times through 2024. The principal issued patents covering our multi-jet 3-D printing processes will expire at varying times through 2024. The principal issued patents covering our FTI processes will expire at varying times through 2027. We have also filed a number of patent applications covering inventions contained in our recently introduced systems for each of our technology platforms.

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

Our principal competitors are companies that manufacture machines that make, or that use machines to make, models, prototypes, molds and small-volume to medium-volume manufacturing parts. These include suppliers of computer numerically controlled machines and machining centers, commonly known as CNC, suppliers of plastics molding equipment, including injection-molding equipment, suppliers of traditional machining, milling and grinding equipment, and businesses that use such equipment to produce models, prototypes, molds and small-volume to medium-volume manufacturing parts. These conventional machining, plastic molding and metal casting techniques continue to be the most common methods by which plastic and metal parts, models, functional prototypes and metal tool inserts are manufactured.

Our competitors also include other suppliers of stereolithography, laser sintering and 3-D printing systems and materials as well as suppliers of alternative additive manufacturing solutions such as suppliers of Fused Deposition Modeling, or FDM, technology and suppliers of vacuum casting equipment. Numerous suppliers of these products operate both internationally and regionally, and many of them have well-recognized product lines that compete with us in a wide range of our product applications.

Competition in the parts printing service business is highly fragmented, with most of the services suppliers operating on a local level.

We have also entered into licensing or cross-licensing arrangements with various companies in the United States and in other countries that enable those companies to utilize our technology in their products or that enable us to use their technologies in our products. Under certain of these licenses, we are entitled to receive, or we are obligated to pay, royalties for the sale of licensed products in the U.S. or in other countries. The amount of such royalties was not material to our results of operations or consolidated financial position for the three-year period ended December 31, 2009.

A number of companies currently sell materials that compete with those we sell, and there are a wide number of suppliers of services for the equipment that we sell.

We expect future competition to arise both from the development of new technologies or techniques not encompassed by the patents that we own or license, from the conventional machining, plastic molding and metal casting techniques discussed above, and through improvements to existing technologies, such as CNC and rotational molding. We also expect to see increased competition in parts printing services offerings.

Employees

At December 31, 2009, we had 387 full-time employees. None of these employees is covered by collective bargaining agreements although some of our employees outside the U.S. are subject to local statutory employment arrangements. We believe that our relations with our employees are satisfactory.

Available Information

Our website address is www.3Dsystems.com. The information contained on our website is neither a part of, nor incorporated by reference into, this Form 10-K. We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports, as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC.

Several of our corporate governance materials, including our Code of Conduct, Code of Ethics for Senior Financial Executives and Directors, Corporate Governance Guidelines, the current charters of each of the standing committees of the Board of Directors and our corporate charter documents and by-laws, are also available on our website.

Item 1A.	Risk Factors.

Forward-Looking Statements

Certain statements made in this Form 10-K that are not statements of historical or current facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include the cautionary statements and risk factors set forth below as well as other statements made in this Form 10-K that may involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from historical results or from any future results expressed or implied by such forward-looking statements.

In addition to the statements set forth below that explicitly describe risks and uncertainties to which our business and our financial condition and results of operations are subject, readers are urged to consider statements in future or conditional tenses or that include terms such as “believes,” “belief,” “expects,” “intends,” “anticipates” or “plans” that appear in this Form 10-K to be uncertain and forward-looking. Forward-looking statements may include comments as to our beliefs and expectations as to future events and trends affecting our business. Forward-looking statements are based upon our beliefs, assumptions and current expectations concerning future events and trends, using information currently available to us, and are necessarily subject to uncertainties, many of which are outside our control. We assume no obligation, and do not intend, to update these forward-looking statements, except as required by applicable law. The factors stated under the heading “Cautionary Statements and Risk Factors” set forth below, as well as other factors, could cause actual results to differ materially from those reflected or predicted in forward-looking statements.

If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from those reflected in or suggested by forward-looking statements. Any forward-looking statement that you read in this Form 10-K reflects our current views with respect to future events and is subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity. All subsequent written and oral forward-looking statements attributable to us or to individuals acting on our behalf are expressly qualified in their entirety by this discussion. You should specifically consider the factors identified in this Form 10-K, which would cause actual results to differ from those referred to in forward-looking statements.

Cautionary Statements and Risk Factors

The risks and uncertainties described below are not the only risks and uncertainties that we face. Additional risks and uncertainties not currently known to us or that we currently deem not to be material also may impair our business operations, results of operations and financial condition. If any of the risks described below or if any other risks and uncertainties not currently known to us or that we currently deem not to be material actually occur, our business, results of operations and financial condition could be materially adversely affected. In that event, the trading price of our common stock could decline, and you could lose all or part of your investment in our common stock.

The risks discussed below also include forward-looking statements that are intended to provide our current expectations with regards to those risks. There can be no assurance that our current expectations will be met, and our actual results may differ substantially from the expectations expressed in these forward-looking statements.

If we were unable to generate net cash flow from operations or if we were unable to raise additional capital, our financial condition could be adversely affected.

In 2009 our unrestricted cash and short-term investments increased by $2.7 million to $24.9 million at December 31, 2009 from $22.2 million at December 31, 2008. During 2009, 2008 and 2007, net cash provided by (used in) operations was $7.7 million, ($3.5) million and $2.6 million, respectively. We cannot assure you that we would generate cash from operations or other potential sources to fund future working capital needs and meet capital expenditure requirements.

In early 2009 we repaid the remainder of our outstanding industrial development bonds following the 2008 sale of our Grand Junction facility. From time-to-time we may seek access to external sources of capital to fund working capital needs, capital expenditures, acquisitions and for other general corporate purposes. However, we cannot assure you that capital would be available from external sources such as bank credit facilities, debt or equity financings or other potential sources to fund future operating costs, debt-service obligations and capital requirements.

As a result of the recessionary economic conditions that have persisted since 2008, credit markets have tightened significantly such that the ability to obtain new capital has become more challenging and more expensive. In addition, several large financial institutions worldwide have either failed or been dependent upon government assistance to continue to operate as going concerns. If our ability to generate cash flow from operations and our existing cash is inadequate to meet our needs, our options for addressing such capital constraints include, but are not limited to, (i) obtaining a revolving credit facility from bank lenders, (ii) accessing the public capital markets, or (iii) delaying certain of our existing development projects. If it became necessary to access additional capital it is likely that such alternatives in the current market environment would be on less favorable terms than we have historically obtained, which could have a material adverse impact on our consolidated financial position, results of operations or cash flows.

The lack of additional capital resulting from any inability to generate cash flow from operations or to raise equity or debt financing could force us to substantially curtail or cease operations and would, therefore, have a material adverse effect on our business and financial condition. Furthermore, we cannot assure you that any necessary funds, if available, would be available on attractive terms or that they would not have a significantly dilutive effect on our existing stockholders. If our financial condition worsens and we become unable to attract additional equity or debt financing or enter into other strategic transactions, we could become insolvent or be forced to declare bankruptcy.

Global economic, political and social conditions may harm our ability to do business, increase our costs and negatively affect our stock price.

The direction and relative strength of the global economy remains uncertain due to softness in the real estate and mortgage markets, among others, volatility in fuel and other energy costs, difficulties in the financial services sector and credit markets, continuing geopolitical uncertainties and other macroeconomic factors affecting spending behavior. The prospects for economic growth in the United States and other countries remain uncertain, and may cause customers to further delay or reduce technology purchases. These and other macroeconomic factors had an adverse impact on the sales of our products in 2008 and 2009, leading to longer sales cycles, slower adoption of new technologies and increased price competition. The global financial crisis affecting the banking system and financial markets have resulted in a tightening of credit markets, lower levels of liquidity in many financial markets, and extreme volatility in fixed income, credit, currency and equity markets. These conditions have made it more difficult to obtain financing.

Given the continued weakness in the global economy, we face risks that may arise from financial difficulties experienced by our suppliers, resellers or customers, including:

•	The risk that customers or resellers to whom we sell our products and services may face financial difficulties or may become insolvent, which could lead to our inability to obtain payment of accounts receivable that those customers or resellers may owe;

•	The risk that key suppliers of raw materials, finished products or components used in the products that we sell may face financial difficulties or may become insolvent, which could lead to disruption in the supply of systems, materials or spare parts to our customers; and

•	The inability of customers, including resellers, suppliers and contract manufacturers to obtain credit financing to finance purchases of our products and raw materials used to build those products.

We have managed through these uncertainties by reducing costs and by the continued introduction of new products and services, but there is no assurance these steps will be sufficient.

We have made, and expect to continue to make, strategic acquisitions that may involve significant risks and uncertainties.

We completed three acquisitions in 2009, which were not considered significant in accordance with rule 3-05 of Regulation S-X. We intend to continue to evaluate acquisition opportunities in the future in an effort to expand our business and enhance stockholder value. Acquisitions involve certain risks and uncertainties including:

•	Difficulty in integrating newly-acquired businesses and operations in an efficient and cost-effective manner and the risk that significant unanticipated costs or other problems associated with integration may be encountered;

•	The challenges in achieving strategic objectives, cost savings and other anticipated benefits;

•	The risk that our marketplaces do not evolve as anticipated and that the technologies acquired do not prove to be those needed to be successful in the marketplaces that we serve;

•	The risk that we assume significant liabilities that exceed the limitations of any applicable indemnification provisions or the financial resources of any indemnifying party;

•	The potential loss of key employees of the acquired businesses; and

•	The risk of diverting management attention from our existing operations.

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

Third-party intellectual property claims asserted against us could subject us to significant liabilities, require us to enter into royalty and licensing arrangements on unfavorable terms, prevent us from manufacturing or licensing certain of our products, subject us to injunctions restricting our sale of products, cause severe disruptions to our operations or the markets in which we compete, or require us to satisfy indemnification commitments with our customers including contractual provisions under various license arrangements. In addition we may incur significant costs in acquiring the necessary third-party intellectual property rights for use in our products. Any of these could seriously harm our business.

We derive a significant portion of our revenue from business conducted outside the U.S and are subject to the risks of doing business outside the U.S.

More than 50% of our consolidated revenue is derived from customers in countries outside the U.S. There are many risks inherent in business activities outside the U.S. that, unless managed properly, may adversely affect our profitability, including our ability to collect amounts due from customers. While most of our operations outside the U.S. are conducted in highly developed countries, they could be adversely affected by:

•	Unexpected changes in laws, regulations and policies of non-U.S. governments relating to investments and operations, as well as U.S. laws affecting the activities of U.S. companies abroad;

•	Changes in regulatory requirements, including export controls, tariffs and embargoes, other trade restrictions and antitrust and data privacy concerns;

•	Rapid changes in government, economic and political policies, political or civil unrest, terrorism or epidemics and other similar outbreaks;

•	Fluctuations in currency exchange rates;

•	Seasonal reductions in business activity in certain parts of the world, particularly during the summer months in Europe;

•	Limited protection for the enforcement of contract and intellectual property rights in some countries;

•	Difficulties in staffing and managing foreign operations;

•	Taxation; and

•	Other factors, depending upon the specific country in which we conduct business.

These uncertainties may make it difficult for us and our customers to accurately plan future business activities and may lead our customers in certain countries to delay purchases of our products and services. More generally, these geopolitical, social and economic conditions could result in increased volatility in global financial markets and economies.

The consequences of terrorism or armed conflicts are unpredictable, and we may not be able to foresee events that could have an adverse effect on our market opportunities or our business. We are uninsured for losses and interruptions caused by terrorism, acts of war and similar events.

While the geographic areas outside the U.S. in which we operate are generally not considered to be highly inflationary, our foreign operations are sensitive to fluctuations in currency exchange rates arising from, among other things, certain intercompany transactions that are generally denominated, for example, in U.S. dollars rather than their respective functional currencies. Our operating results, assets and liabilities are subject to the effect of foreign currency translation when the operating results and the assets and liabilities of our foreign subsidiaries are translated into U.S. dollars in our consolidated financial statements. The assets and liabilities of our foreign subsidiaries are translated from their respective functional currencies into U.S. dollars based on the translation rate in effect at the end of the related reporting period. The operating results of our foreign subsidiaries are translated to U.S. dollars based on the average conversion rate for the related period.

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

We face significant competition in many aspects of our business, which could cause our revenue and gross profit margins to decline. Competition could also cause us to reduce sales prices or to incur additional marketing or production costs, which could result in decreased revenue, increased costs and reduced margins.

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

We depend on a limited number of suppliers for components and sub-assemblies used in our systems and raw materials used in our materials. If these relationships were to terminate, our business could be disrupted while we locate an alternative supplier and our expenses may increase.

We have outsourced the assembly of certain of our systems to third-party suppliers, we purchase components and sub-assemblies for our systems from third-party suppliers, and we purchase raw materials that are used in our materials, as well as certain of those materials, from third-party suppliers.

While there are several potential suppliers of the components, parts and sub-assemblies for our products, we currently choose to use only one or a limited number of suppliers for several of these components, including our lasers, materials and certain jetting components. Our reliance on a single or limited number of vendors involves many risks including:

•	Potential shortages of some key components;

•	Product performance shortfalls; and

•	Reduced control over delivery schedules, manufacturing capabilities, quality and costs.

While we believe that we can obtain all of the components necessary for our products from other manufacturers, we require any new supplier to become “qualified” pursuant to our internal procedures, which could involve evaluation processes of varying durations. We generally have our systems assembled based on our internal forecasts and the supply of raw materials, assemblies, components and finished goods from third parties, which are subject to various lead times. In addition, at any time, certain suppliers may decide to discontinue production of an assembly, component or raw material that we use. Any unanticipated change in the sources of our supplies, or unanticipated supply limitations, could increase production or related costs and consequently reduce margins.

If our forecasts exceed actual orders, we may hold large inventories of slow-moving or unusable parts, which could have an adverse effect on our cash flow, profitability and results of operations.

We have engaged selected design and manufacturing companies to assemble certain of our equipment, including our SLA®, SLS® and certain 3-D printing systems. In carrying out these outsourcing activities, we face a number of risks, including:

•	The risk that the parties that we identify and retain to perform assembly activities may not perform in a satisfactory manner;

•	The risk of disruption in the supply of systems to our customers if such third parties either fail to perform in a satisfactory manner or are unable to supply us with the quantity of systems that are needed to meet then current customer demand; and

•	The risk of insolvency of these suppliers as well as the risk that we face, as discussed above, in dealing with a limited number of suppliers.

Costs of certain employee benefits may continue to rise.

Although we have taken steps to contain volatility in medical and employee benefits, there are risks that these benefit costs may increase as a result of:

•	Continued increases in medical costs related to an aging workforce, increased employee usage of medical benefits or medical inflation; and

•	Material changes in legislation impacting medical or employee benefits.

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

The price of our common stock ranged from $3.76 to $11.92 per share during 2009. Factors that may have a significant impact on the market price of our common stock include:

•	Our perceived value in the securities markets;

•	Future announcements concerning developments affecting our business or those of other companies in our industry, including the receipt or loss of substantial orders for products;

•	Overall trends in the stock market;

•	The impact of changes in our results of operations, our financial condition or our prospects on how we are perceived in the securities markets;

•	Changes in recommendations of securities analysts; and

•	Sales or purchases of substantial blocks of stock.

The number of shares of common stock issuable upon the exercise of outstanding stock options could dilute your ownership and negatively impact the market price for our common stock.

Approximately 0.9 million shares of common stock were issuable upon the exercise of outstanding stock options at December 31, 2009, all of which were fully vested and remained exercisable at that date.

Our Board of Directors is authorized to issue up to 5 million shares of preferred stock.

The Board of Directors is authorized to issue up to 5 million shares of preferred stock, of which 1 million shares have been authorized as Series A Preferred Stock. The Board of Directors is authorized to issue these shares of preferred stock in one or more classes or series without further action of the stockholders and in that regard to determine the issue price, rights, preferences and privileges of any such class or series of preferred stock generally without any further vote or action by the stockholders. The rights of the holders of any outstanding series of preferred stock may adversely affect the rights of holders of common stock.

Our ability to issue preferred stock gives us flexibility concerning possible acquisitions and financings, but it could make it more difficult for a third party to acquire a majority of our outstanding common stock. In addition, any preferred stock that is issued may have other rights, including dividend rights, liquidation preferences and other economic rights, senior to the common stock, which could have a material adverse effect on the market value of our common stock.

The stockholders’ rights plan adopted by the Board of Directors in 2008 may inhibit takeovers and may adversely affect the market price of our common stock.

Our Board of Directors approved the creation of our Series A Preferred Stock and adopted a stockholders’ rights plan pursuant to which it declared a dividend of one Series A Preferred Stock purchase right for each share of our common stock held by stockholders of record as of the close of business on December 22, 2008. The preferred share purchase rights attach to any additional shares of common stock issued after December 22, 2008. Presently these rights are not exercisable and trade with the shares of our common stock. Under the rights plan, these rights generally become exercisable only if a person or group acquires or commences a tender or exchange offer for 15 percent or more of our common stock. If the rights become exercisable, each right permits its holder to purchase one one-hundredth of a share of Series A Preferred Stock for the exercise price of $55.00 per right. The rights plan also contains customary “flip-in” and “flip-over” provisions such that if a person or group acquires beneficial ownership of 15 percent or more of our common stock, each right will permit its holder, other than the acquiring person or group, to purchase shares of our common stock for a price equal to the quotient obtained by dividing $55.00 per right by one-half of the then current market price of our common stock. In addition, if, after a person acquires such ownership, we are later acquired in a merger or similar transaction, each right will permit its holder, other than the acquiring person or group, to purchase shares of the acquiring corporation’s stock for a price equal to the quotient obtained by dividing $55.00 per right by one-half of the then current market price of the acquiring company’s common stock, based on the market price of the acquiring corporation’s stock prior to such merger.

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

Our balance sheet contains several categories of intangible assets totaling $52.3 million at December 31, 2009 that we could be required to write off or write down in the event of the impairment of certain of those assets arising from any deterioration in our future performance or other circumstances. Such write-offs or write-downs could adversely impact our future earnings and stock price, our ability to obtain financing and our customer relationships.

At December 31, 2009, we had $48.7 million in goodwill capitalized on our balance sheet. Accounting Standards Codification (“ASC”) Section 350, “Intangibles — Goodwill and Other,” requires that goodwill and some long-lived intangibles be tested for impairment at least annually. In addition, goodwill and intangible assets are tested for impairment at other times as circumstances warrant, and such testing could result in write-downs of some of our goodwill and long-lived intangibles. Impairment is measured as the excess of the carrying value of the goodwill or intangible asset over the fair value of the underlying asset. A key factor in determining whether impairment has occurred is the relationship between our market capitalization and our book value. Accordingly, we may, from time to time, incur impairment charges, which are recorded as operating expenses when they are incurred and would reduce our net income and adversely affect our operating results in the period in which they are incurred.

As of December 31, 2009, we had $3.6 million of other net intangible assets, consisting of licenses, patents, and other intangibles that we amortize over time. Any material impairment to any of these items could adversely affect our results of operations and could affect the trading price of our common stock in the period in which they are incurred.

For additional information, see Notes 6 and 7 to the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Significant Estimates — Goodwill and other intangible and long-lived assets.”

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

We own office and production facilities in Lawrenceburg, Tennessee and lease the remainder of our operating facilities, which are general purpose facilities.

We occupy an 80,000 square-foot headquarters and research and development facility in Rock Hill, South Carolina, which we lease pursuant to a lease agreement with KDC-Carolina Investments 3, LP. After its initial term ending August 31, 2021, the lease provides us with the option to renew the lease for two additional five-year terms as well as the right to cause KDC, subject to certain terms and conditions, to expand the leased premises during the term of the lease, in which case the term of the lease would be extended. The lease is a triple net lease and provides for the payment of base rent of $0.7 million annually through 2020, including rent escalations in 2011 and 2016, and $0.5 million in 2021. Under the terms of the lease, we are obligated to pay all taxes, insurance, utilities and other operating costs with respect to the leased premises. The lease also grants us the right to purchase the leased premises and undeveloped land surrounding the leased premises on terms and conditions described more particularly in the lease.

We own 35,000 square feet of office and production facilities in Lawrenceburg, Tennessee at which we produce a broad range of finished parts and assemblies.

We lease an 11,000 square-foot advanced research and development facility in Valencia, California. We also lease a 9,000 square-foot general purpose facility in Marly, Switzerland at which we blend stereolithography and 3-D printing materials and composites. We lease space in a small manufacturing facility in Goodland, Indiana where we manufacture finished parts for sale to customers. We also lease various sales and service offices in France, Germany, the United Kingdom, Italy and Japan.

We believe that the facilities described above are adequate to meet our needs for the foreseeable future.

Item 3.	Legal Proceedings.

On March 14, 2008, DSM Desotech Inc. filed a complaint, as amended, in an action titled DSM Desotech Inc. v. 3D Systems Corporation in the United States District Court for the Northern District of Illinois (Eastern Division) asserting that we engaged in anticompetitive behavior with respect to resins used in large-frame stereolithography machines. The complaint further asserted that we are infringing upon two of DSM Desotech’s patents relating to stereolithography machines. We understand that DSM Desotech estimates the damages associated with its claims to be in excess of $40 million.

Following a decision of the Court on our motion to dismiss the non-patent causes of the action, DSM Desotech filed a second amended complaint on March 2, 2009 in which it reasserted causes of action previously dismissed by the Court. We filed an answer to the second amended complaint on March 19, 2009 in which, among other things, we denied the material allegations of the second amended complaint. Discovery is proceeding on the claims pending in this case.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2009.

Executive and Other Officers

The information appearing in the table below sets forth the current position or positions held by each of our officers and his age as of February 1, 2010. All our officers serve at the pleasure of the Board of Directors. There are no family relationships among any of our officers or directors.

Age as of
Name and Current Position	February 1, 2010

Abraham N. Reichental President and Chief Executive Officer	53
Charles W. Hull Executive Vice President, Chief Technology Officer	70
Robert M. Grace, Jr. Vice President, General Counsel and Secretary	62
Damon J. Gregoire Vice President and Chief Financial Officer	41
Kevin P. McAlea Vice President	51

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

The following table sets forth, for the periods indicated, the range of high and low prices of our common stock, $0.001 par value, as quoted on The NASDAQ Global Market. Our common stock trades under the symbol “TDSC.”

Year	Period	High	Low

2008
First Quarter		$15.97	$12.57
Second Quarter		$15.90	$8.55
Third Quarter		$15.03	$8.23
Fourth Quarter		$14.00	$5.97
2009
First Quarter		$8.27	$3.76
Second Quarter		$8.00	$5.92
Third Quarter		$10.71	$6.40
Fourth Quarter		$11.92	$8.14

As of February 12, 2010, our outstanding common stock was held by approximately 337 stockholders.

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

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the fourth quarter of 2009, except for unvested restricted stock awards repurchased pursuant to our 2004 Incentive Stock Plan. See Note 14 to the Consolidated Financial Statements.

Stock Performance Graph

The graph below shows, for the five years ended December 31, 2009, the cumulative total return on an investment of $100 assumed to have been made on December 31, 2004 in our common stock. For purposes of the graph, cumulative total return assumes the reinvestment of all dividends. The graph compares such return with those of comparable investments assumed to have been made on the same date in (a) the NASDAQ Composite — Total Returns Index and (b) the S & P Information Technology Index, which are published market indices with which we are sometimes compared.

Although total return for the assumed investment assumes the reinvestment of all dividends on December 31 of the year in which such dividends were paid, we paid no cash dividends on our common stock during the periods presented.

Our common stock is quoted on The NASDAQ Global Market (trading symbol: TDSC).

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN*
Assumes Initial Investment of $100
December 2009

*	$100 invested on 12/31/04 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

	12/04	12/05	12/06	12/07	12/08	12/09
3D Systems Corporation	100.00	90.54	80.26	77.65	39.93	56.83
NASDAQ Composite — Total Returns Index	100.00	102.12	112.73	124.73	74.87	108.83
S & P Information Technology Index	100.00	101.01	109.51	127.36	72.41	117.11

Item 6.	Selected Financial Data.

The selected consolidated financial data set forth below for the five years ended December 31, 2009 has been derived from our historical consolidated financial statements. You should read this information together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, the notes to the selected consolidated financial data, and our consolidated financial statements and the notes thereto for December 31, 2009 and prior years included in this Form 10-K.

	Year Ended December 31,
	2009	2008	2007	2006	2005(1)
	(In thousands, except per share amounts)

Consolidated Statement of Operations Data:
Consolidated Revenue:
Systems and other products	$30,501	$41,323	$58,178	$46,463	$55,133
Materials	50,297	62,290	61,969	52,062	44,648
Services	32,037	35,327	36,369	36,295	39,297

Total	112,835	138,940	156,516	134,820	139,078

Gross profit(2)	49,730	55,568	63,412	46,315	62,916
Income (loss) from operations(2)	3,073	(5,490)	(5,177)	(25,633)	9,169
Net income (loss)(3)	1,066	(6,154)	(6,740)	(29,280)	9,406
Series B convertible preferred stock dividends(4)	—	—	—	1,414	1,679
Net income (loss) available to common stockholders	1,066	(6,154)	(6,740)	(30,694)	7,727
Net income (loss) available to common stockholders per share(1):
Basic	$0.05	$(0.28)	$(0.33)	$(1.77)	$0.52
Diluted	$0.05	$(0.28)	$(0.33)	$(1.77)	$0.48
Consolidated Balance Sheet Data:
Working capital	$36,718	$35,279	$40,906	$17,335	$43,809
Total assets	150,403	153,002	167,385	166,194	153,800
Current portion of long-term debt and capitalized lease obligations	213	3,280	3,506	11,913	200
Long-term debt and capitalized lease obligations, less current portion	8,254	8,467	8,663	24,198	26,149
Series B convertible preferred stock(4)	—	—	—	—	15,242
Total stockholders’ equity	104,697	102,234	104,769	69,669	70,212
Other Data:
Depreciation and amortization	5,886	6,676	6,970	6,529	5,926
Interest expense	618	918	1,830	1,645	1,775
Capital expenditures(5)	974	5,811	946	10,100	2,516

(1)	We restated our 2005 financial statements during 2006 as a result of our identification of errors in the financial statements.

The effect of these restatements on our operating results for the year ended December 31, 2005 was as follows (in thousands, except per share data):

	Year Ended December 31, 2005
	As Previously
	Reported	Adjustments	Restated
	(In thousands, except per share amounts)

Consolidated revenue	$139,670	$(592)	$139,078
Net income	$10,083	$(677)	$9,406
Net income (loss) per share available to common stockholders:
Basic	$0.56	$(0.04)	$0.52
Diluted	$0.53	$(0.05)	$0.48

We corrected an error related to the manner in which we recorded and maintained goodwill related to the acquisition in 2001 of our Swiss subsidiary, 3D Systems S.A. Neither this error nor its correction had any effect on net income (loss) reported for any period on our Consolidated Statements of Operations. As a result of the correction of this error, at December 31, 2006, our Consolidated Balance Sheet reflects a $1,822 cumulative net increase in goodwill and a corresponding cumulative net increase in other comprehensive income (loss), together with appropriate adjustments to stockholders’ equity, arising from foreign currency translation related to such goodwill in each year ended on or before December 31, 2006. Such net increase in other comprehensive income (loss) consists of a $969 decrease for the year ended December 31, 2005 and a $498 increase for the year ended December 31, 2006.

(2)	To conform to current year presentation, foreign exchange gain (loss) was reclassified for 2008 and prior years from product cost of sales to interest and other expenses, net. The amount of foreign exchange gain (loss) that was reclassified for each year is as follows: $401 in 2008, $48 in 2007, $(58) in 2006 and $(754) in 2005. This had the effect of decreasing gross profit and income (loss) from operations in 2008 and 2007 and increasing gross profit and income (loss) from operations in 2006 and 2005 by the respective amounts.

(3)	Our net loss for 2008 included a $1,185 tax benefit arising from the settlement of a tax audit for the years 2000 through 2005 with a foreign tax authority. This tax settlement reduced 2008 income tax expense by $1,185 as amounts owing under the settlement were less than amounts previously estimated. The settlement enabled us to recognize foreign tax loss carry-forwards, resulting in a $911 increase in our foreign deferred tax asset. Net income in 2005 included a $2,500 non-cash benefit arising from the reduction of the valuation allowance that we maintain against our deferred income tax assets. In 2006, however, we recorded a $2,500 valuation allowance against this deferred income tax asset (before giving effect to the benefit of $748 of foreign net deferred income tax assets that we recognized in 2006) that had the effect of reversing the 2005 reduction of our valuation allowance as a result of our determination that it was more likely than not that we would not be able to utilize this deferred income tax asset to offset anticipated U.S. income.

(4)	On June 8, 2006, all of our then outstanding Series B Convertible Preferred Stock was converted by its holders into 2,639,772 shares of common stock, including 23,256 shares of common stock covering accrued and unpaid dividends to June 8, 2006. As a consequence of the conversion of the Series B Convertible Preferred Stock, commencing with the third quarter of 2006, we ceased recording dividends with respect to the outstanding Series B Convertible Preferred Stock that we paid from its original issuance in May 2003 until its full conversion in June 2006.

(5)	Excludes capital lease additions.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read together with the selected consolidated financial data and our consolidated financial statements set forth in this Form 10-K. Certain statements contained in this discussion may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially from those reflected in forward-looking statements, as discussed more fully in this Form 10-K. See “Forward-Looking Statements” and “Cautionary Statements and Risk Factors” in Item 1A.

The forward-looking information set forth in this Form 10-K is provided as of the date of this filing, and, except as required by law, we undertake no duty to update that information.

Overview

We design, develop, manufacture, market and service 3-D printing, rapid manufacturing and prototyping systems and related products and materials that enable complex three-dimensional objects to be produced directly from computer data without tooling. Our products and materials help to greatly reduce the time and cost required to produce prototypes or customized production parts. In 2009, with the introduction of our 3Dpropartstm service, we began supplying finished parts to our customers through a network of parts printing service locations. Our consolidated revenue is derived primarily from the sale of our systems, the sale of the related materials used by the systems to produce solid objects and the provision of services and parts to our customers. Revenue from our 3Dpropartstm service is included in the service revenue line in our consolidated financial statements.

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

Improving our customers’ bottom line.  We believe that our success depends on the success of our customers. Understanding our customers’ objectives and businesses should enable us to quickly incorporate their needs into our product offerings and to offer them effective solutions to their business needs. By offering them effective solutions to their needs, we should be able to provide them with solutions that significantly improve their own profitability.

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

Creating a performance-based ethical culture.  We believe that the success of our strategic initiatives will depend on our ability to execute them within the framework of a performance-based culture dedicated to meeting the needs of our customers, stockholders and other constituencies, supported by a corporate culture that is committed to strong principles of business ethics and compliance with the law. We recognize the need to align our performance with our organizational capabilities and practices and our strategic vision to enable us to grow at the rate we expect, to drive operating improvements at the rate we expect and to make the progress against targets necessary to create the necessary alignment.

Developing people and opportunities.  We believe that our success depends heavily on the skill and motivation of our employees and that we must therefore invest in the skills that our employees possess and in those that we need to accomplish our strategic initiatives.

We intend to accomplish this growth organically and, as opportunities present themselves, through selective acquisitions. As with any growth strategy, there can be no assurance that we will succeed in accomplishing our strategic initiatives.

Summary of 2009 Financial Results

As discussed in greater detail below, revenue for 2009 declined primarily due to lower sales across all revenue categories. Our revenue decreased by 18.8% to $112.8 million in 2009 from $138.9 million in 2008, after having decreased from $156.5 million in 2007. These results largely reflected the recessionary business conditions that became apparent in 2008 and continued throughout 2009.

Our gross profit for 2009 decreased by 10.5% to $49.7 million from $55.6 million in 2008. Our lower gross profit for 2009 arose primarily from a lower volume of systems and materials sales. Costs associated with the initial commercialization of our V-Flash® Desktop Printer also negatively affected our gross margin. These negative impacts were partially offset by supply chain efficiencies and productivity improvements. Gross profit was also favorably affected by higher service margins due to systems upgrades and improved margins on maintenance contracts. Our gross margin percentage improved to 44.1% in 2009 from 40.0% in 2008.

Our total operating expenses declined by $14.4 million in 2009 from 2008, reflecting lower SG&A and R&D expenses, reflecting the strategic actions that we have taken to reshape our organization. We expect to continue to manage expenses and drive down our costs where possible without impairing our ability to operate and service our customers. We expect operating expenses for 2010 to fall in the range of $46 million to $52 million.

For 2009, our operating income improved by $8.6 million to $3.1 million compared to an operating loss of $5.5 million in 2008. This was primarily due to lower total operating expenses and the increase in our gross margin noted above.

Our operating income for 2009 included $8.5 million of non-cash expenses, which primarily consisted of depreciation and amortization, stock-based compensation and the provision for bad debts; this compared to $8.9 million of non-cash expenses in 2008.

A number of actions or events occurred in 2009 that affected our liquidity and our balance sheet including the following:

•	We used $2.0 million of the $3.5 million of cash proceeds from the 2008 sale of our Grand Junction facility, together with $1.2 million of pre-existing restricted cash, to redeem the remaining $3.1 million of outstanding industrial development bonds in January 2009. With the redemption of these bonds, we have no outstanding indebtedness for borrowed money;

•	During the second half of 2009, we used $4.1 million of cash to acquire three businesses to augment our 3-D printing and 3Dpropartstm service. See “Liquidity and Capital Resources — Cash Flow-Cash Flow from Investing Activities;”

•	Our unrestricted cash and cash equivalents increased by $2.7 million to $24.9 million at December 31, 2009 from $22.2 million at December 31, 2008;

•	As discussed below, our working capital increased by $1.4 million from December 31, 2008 to December 31, 2009. See “Liquidity and Capital Resources — Working capital” below; and

•	Among other major components of working capital, accounts receivable, net of allowances, declined by $1.5 million from December 31, 2008 to December 31, 2009 primarily reflecting our lower sales in 2009. Inventory at December 31, 2009 was $2.6 million lower than its December 31, 2008 level, reflecting lower sales and operational efficiencies implemented in our supply chain and logistics area.

Based upon current economic conditions, we expect 2010 to continue to be challenging. Softness in demand in key industries we serve may result in a continued decline in revenue from our Direct Rapid Manufacturing systems during the next several quarters. As previously disclosed, in connection with our commercialization of our V-Flash® Desktop Printer in the second quarter of 2009, we expect our earnings per share to be negatively impacted in the range of $0.02 to $0.04 per share for each of the initial four quarters of commercial activity.

Results of Operations for 2009, 2008 and 2007

Table 1 below sets forth revenue and percentage of revenue by class of product and service.

Table 1

	2009		2008		2007
	(Dollars in thousands)

Systems and other products	$30,501	27.0%	$41,323	29.8%	$58,178	37.2%
Materials	50,297	44.6	62,290	44.8	61,969	39.6
Services	32,037	28.4	35,327	25.4	36,369	23.2

Totals	$112,835	100.0%	$138,940	100.0%	$156,516	100.0%

Consolidated revenue

Consolidated revenue decreased in both 2009 and 2008 due primarily to decreased volume across all sales categories as a result of weakened economic conditions. These decreases are explained in more detail in the Revenue by class of product and service and Revenue by geographic region sections below.

Systems orders and sales tend to fluctuate on a quarterly basis as a result of a number of factors, including the types of systems ordered by customers, customer acceptance of newly-introduced products, the timing of product orders and shipments, global economic conditions and fluctuations in foreign currency exchange rates. Our customers generally purchase our systems as capital equipment items, and their purchasing decisions may have long lead times.

Due to the relatively high list prices of certain systems and the overall low unit volume of systems sales in any particular period, the acceleration or delay of orders and shipments of a small number of systems from one period to another can significantly affect revenue reported for our systems for a particular period. Revenue reported for systems sales in any particular period is also affected by revenue recognition rules prescribed by generally accepted accounting principles.

Backlog has historically not been a significant factor in our business, reflecting our relatively short production and delivery lead times. We had approximately $1.4 million of booked orders outstanding at December 31, 2009, of which $0.5 million was related to 3-D printers. We expect to ship all of these orders in 2010. At December 31, 2008 and 2007, respectively, our backlog was approximately $1.4 million and $3.1 million.

Revenue by class of product and service

2009 compared to 2008

Sales volumes of new products and services declined by $11.8 million in 2009, while the volume of legacy products sold declined by $2.5 million compared to 2008. Table 2 sets forth our change in revenue by class of product and service for 2009 compared to 2008:

Table 2

	Systems and Other Products		Materials		Services		Totals
	(Dollars in thousands)

2008 Revenue	$41,323	29.8%	$62,290	44.8%	$35,327	25.4%	$138,940	100%

Change in revenue:
Volume:
Core products and services	164	0.4	(2,499)	(4.0)	(159)	(0.4)	(2,494)	(1.8)
New products and services	(1,821)	(4.4)	(7,770)	(12.5)	(2,174)	(6.2)	(11,765)	(8.5)
Price/Mix	(7,308)	(17.7)	(592)	(1.0)	—	—	(7,900)	(5.7)
Foreign currency translation	(1,857)	(4.5)	(1,132)	(1.8)	(957)	(2.7)	(3,946)	(2.8)

Net change	(10,822)	(26.2)	(11,993)	(19.3)	(3,290)	(9.3)	(26,105)	(18.8)

2009 Revenue	$30,501	27.0%	$50,297	44.6%	$32,037	28.4%	$112,835	100%

We earn revenue from the sales of systems and other products, materials and services. On a consolidated basis, revenue for 2009 decreased by 18.8% to $112.8 million from $138.9 million for 2008 as a result of lower volume and a shift in price/mix of systems and other products related to lower levels of large-frame system sales, all of which we believe is reflective of the continued weak global economic conditions during 2009.

The decline in revenue from systems and other products that is due to volume for 2009 compared to 2008 was primarily the result of lower sales of large-frame and mid-frame systems that were only partially offset by an increase in unit volume of 3-D printers. Sales of systems consisted of:

•	Large-frame systems, which represented 32% of total systems revenue for 2009, compared to 36% in 2008;

•	Mid-frame and small-frame systems, which accounted for 29% of total systems revenue for 2009, compared to 42% in 2008; and

•	3-D printers, which made up the remaining 39%, increasing from 22% in 2008.

Due to the relatively high list price of certain systems, our customers’ purchasing decisions may have long lead times; combined with the overall low unit volume of systems sales in any particular period, the acceleration or delay of orders and shipments of a small number of systems from one period to another can significantly affect revenue reported for our systems sales for the period involved. Revenue reported for systems sales in any particular period is also affected by revenue recognition rules prescribed by generally accepted accounting principles.

Revenue from materials was also adversely impacted by lower large-frame systems sales, which are typically accompanied by significant initial materials purchases to charge up new systems and commence production, and decreased demand in the global marketplace due to the continued overall economic downturn. Sales of integrated materials represented 31% of total materials revenue in 2009, compared to 26% in 2008. After bottoming at $10.6 million in the first quarter of 2009, materials revenue increased sequentially each subsequent quarter of 2009 to end the fourth quarter at $14.8 million.

The decrease in services revenue reflects a reduction in maintenance revenue and the trailing 12-month cumulative impact of the decline in large-frame systems sales on warranty revenue. The decrease was partially offset by an increase in sales of upgrades and sales from our 3Dpropartstm service, which we introduced in October 2009. Services revenue increased 12.1% sequentially during the fourth quarter of 2009.

In addition to changes in sales volumes, there are two other primary drivers of changes in revenue from one period to another: the combined effect of changes in product mix and average selling prices, sometimes referred to as price and mix effects, and the impact of fluctuations in foreign currencies.

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

2008 compared to 2007

As shown in Table 3, the $17.6 million decrease in consolidated revenue in 2008 compared to 2007 reflects the effect of a $16.9 million decrease in systems revenue and a $1.0 million decrease in services revenue in 2008. Sales of new products and services introduced within the last three years decreased by $19.4 million in 2008. Unit sales volume of legacy products declined by $2.3 million in 2008. Favorable price/mix effects increased revenue by $0.3 million and favorable foreign currency translation effects increased by $3.9 million.

Table 3

	Systems and
	Other Products		Materials		Services		Totals
	(Dollars in thousands)

2007 Revenue	$58,178	37.2%	$61,969	39.6%	$36,369	23.2%	$156,516	100%

Change in revenue:
Volume:
Core products and services	(2,090)	(3.6)	(559)	(0.9)	333	0.9	(2,316)	(1.5)
New products and services	(16,140)	(27.7)	(883)	(1.4)	(2,375)	(6.5)	(19,398)	(12.4)
Price/Mix	433	0.7	(159)	(0.3)	—	—	274	0.2
Foreign currency translation	942	1.6	1,922	3.1	1,000	2.7	3,864	2.5

Net change	(16,855)	(29.0)	321	0.5	(1,042)	(2.9)	(17,576)	(11.2)

2008 Revenue	$41,323	29.8%	$62,290	44.8%	$35,327	25.4%	$138,940	100%

As set forth in Table 1 and Table 3:

•	Revenue from systems and other products decreased by $16.9 million or 29.0% to $41.3 million for 2008 from $58.2 million for 2007 and decreased to 29.7% of consolidated revenue in 2008 from 37.2% in 2007.

This decrease was derived primarily from an $18.2 million decrease in sales of large-frame systems, which we believe is due to overall weak economic conditions, partially offset by a $1.0 million positive impact from foreign currency translation.

•	Revenue from materials increased by $0.3 million or 0.5% to $62.3 million for 2008 from $62.0 million for 2007, as favorable foreign currency translation offset the lower sales resulting from the recessionary business conditions in 2008. Materials revenue increased to 44.8% of consolidated revenue in 2008 from 39.6% in 2007. In 2008, our integrated systems accounted for 26% of all materials revenue. We believe our integrated material strategy is taking hold, evidenced by the sequential quarterly increase in integrated material sales (as a percentage of total sales) from 22% in the first quarter of 2008 and increasing to 28% in the fourth quarter of 2008.

•	Materials revenue volume from our legacy products and new products decreased $0.6 million and $0.9 million, respectively. The combined effect of product mix and average selling prices decreased by $0.2 million. Foreign currency translation had a $1.9 million positive impact on materials revenue.

•	Revenue from services declined by $1.0 million for 2008 compared to 2007 and increased to 25.4% of consolidated revenue in 2008 from 23.2% in 2007 reflecting the effect of the decline in revenue from systems in 2008.

Declines in volume of new services in 2008 reflected the impact of lower systems revenue partially offset by a $0.3 million increase in legacy services and the $1.0 million favorable impact of foreign currency translation on service revenue.

Revenue by geographic region

2009 compared to 2008

Each geographic region experienced lower levels of revenue in 2009 compared to 2008. This was principally caused by continued weak economic conditions in 2009 which we believe led to lower levels of large-frame system sales, and in the case of Europe, the impact of volatility in currencies on foreign currency translation. Table 4 sets forth the change in revenue by geographic area for 2009 compared to 2008:

Table 4

	U.S.		Europe		Asia-Pacific		Total
	(Dollars in thousands)

2008 Revenue	$54,766	39.4%	$62,114	44.7%	$22,060	15.9%	$138,940	100.0%

Change in revenue:
Volume	(2,433)	(4.4)	(4,592)	(7.4)	(7,234)	(32.8)	(14,259)	(10.3)
Price/Mix	(3,416)	(6.2)	(4,039)	(6.5)	(445)	(2.0)	(7,900)	(5.7)
Foreign currency translation	—	—	(4,743)	(7.6)	797	3.6	(3,946)	(2.8)

Net change	(5,849)	(10.6)	(13,374)	(21.5)	(6,882)	(31.2)	(26,105)	(18.8)

2009 Revenue	$48,917	43.4%	$48,740	43.2%	$15,178	13.4%	$112,835	100.0%

As shown in Table 4:

•	Revenue from U.S. operations decreased by $5.8 million or 10.6% in 2009 to $48.9 million from $54.8 million in 2008. This decrease was due primarily to lower volume and the unfavorable combined effect of price and mix.

•	Revenue from non-U.S. operations decreased by $20.3 million or 24.1% to $63.9 million in 2009 from $84.2 million in 2008 and comprised 56.6% of consolidated revenue in 2009 compared to 60.6% in 2008. The decline in non-U.S. revenue, excluding the impact of foreign currency translation, was 19.4% in 2009.

•	Revenue from European operations decreased by $13.4 million or 21.5% to $48.7 million in 2009 from $62.1 million in 2008. This decrease was due to a $4.6 million decline in volume, the $4.7 million unfavorable effect of foreign currency translation as the U.S. dollar strengthened against the Euro and British Pound, and the $4.0 million combined unfavorable impact of price/mix.

•	Revenue from Asia-Pacific operations decreased by $6.9 million or 31.2% to $15.2 million in 2009 from $22.1 million in 2008. This decrease was caused primarily by a $7.7 million decline in volume, price and mix as sales were adversely affected by the previously disclosed reorganization filing of our largest Japanese customer. The sales decline was partially offset by $0.8 million of favorable foreign currency translation in the Asia-Pacific region.

2008 compared to 2007

The United States and Europe contributed to our lower level of revenue in 2008, while Asia-Pacific revenue declined by a relatively modest $0.1 million compared to 2007.

Table 5 sets forth the change in revenue by geographic area for 2008 compared to 2007:

Table 5

	U.S.		Europe		Asia-Pacific		Total
	(Dollars in thousands)

2007 Revenue	$65,502	41.8%	$68,820	44.0%	$22,194	14.2%	$156,516	100.0%

Change in revenue:
Volume	(11,156)	(17.0)	(9,153)	(13.3)	(1,405)	(6.3)	(21,714)	(13.9)
Price/Mix	420	0.6	536	0.8	(682)	(3.1)	274	0.2
Foreign currency translation	—	—	1,911	2.8	1,953	8.8	3,864	2.5

Net change	(10,736)	(16.4)	(6,706)	(9.7)	(134)	(0.6)	(17,576)	(11.2)

2008 Revenue	$54,766	39.4%	$62,114	44.7%	$22,060	15.9%	$138,940	100.0%

As shown in Table 5:

•	Revenue from U.S. operations decreased by $10.7 million or 16.4% in 2008 to $54.8 million from $65.5 million in 2007.

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

Gross profit and gross profit margins

Although gross profit decreased in both 2008 and 2009 as our revenue decreased, our gross profit margin improved in 2009 as shown in Table 6 below. On a consolidated basis, gross profit for 2009 decreased by $5.9 million to $49.7 million compared to $55.6 million and $63.4 million for 2008 and 2007, respectively:

Table 6

	Year Ended December 31,
	2009		2008		2007
	Gross	%	Gross	%	Gross	%
	Profit	Revenue	Profit	Revenue	Profit	Revenue
			(Dollars in thousands)

Systems and other products	$7,824	25.7%	$7,971	19.3%	$15,990	27.5%
Materials	29,673	59.0	39,267	63.0	38,476	62.1
Services	12,233	38.2	8,330	23.6	8,946	24.6

Total	$49,730	44.1%	$55,568	40.0%	$63,412	40.5%

To conform to our 2009 presentation, we reclassified $0.4 million of foreign exchange gain in 2008 and a nominal amount of foreign exchange gain in 2007, which had previously been included in product cost of sales, to interest and other expense, net in our consolidated statements of operations. This had the effect of decreasing our previously reported gross profit and interest and other expense, net by $0.4 million for 2008 and by a nominal amount in 2007. This also increased the operating loss for those years by the same amount.

On a consolidated basis, gross profit for 2009 decreased by $5.9 million to $49.7 million from $55.6 million for 2008. This decrease is the result of lower volume of material sales and lower large-frame systems revenue, partially offset by operational efficiencies, as well as the previously disclosed negative impact on margin of sales of our V-Flash® Desktop Printer. This decline was partially offset by higher margins on services from systems upgrades and improved margins on maintenance contracts.

Consolidated gross profit margin in 2009 increased by 4.1 percentage points to 44.1% of revenue from 40.0% of revenue for the 2008 period. Countering the adverse impact of our lower revenue, the increase in gross profit margin reflected the effect of various cost savings initiatives that we pursued in 2008 and 2009, which included certain supply chain efficiencies, the movement of certain third-party logistics activities in-house, the sale of systems upgrades and a reduction in field service costs. The gross profit margin was adversely affected by the previously disclosed negative impact on margin of sales of our V-Flash® Desktop Printer.

Systems and other products gross profit declined by 1.8% to $7.8 million in 2009 from $8.0 million in 2008, while the gross profit margin improved by 6.4 percentage points in 2009 to 25.7% of revenue. This improvement in gross profit margin resulted from increased supply chain efficiencies and lower costs to refurbish system components. The improvement was partially offset by the decline in volume discussed above resulting in the absorption of fixed costs over fewer units and the previously disclosed negative impact on margin of V-Flash® Desktop Printer sales.

Gross profit margin for materials declined by 24.4% to $29.7 million, with the gross profit margin decreasing 4.0 percentage points to 59.0% of revenue from 63.0% in 2008. This is primarily due to the decline in sales volume of materials, which was adversely affected by the cumulative effect of lower levels of large-frame system sales, resulting in overhead absorption over lower revenue.

Gross profit for services increased by 46.9% to $12.2 million compared to $8.3 million in 2008, while the gross margin improved by 14.6 percentage points to 38.2% of revenue. The improved gross profit is due to the combined effect of a decline in fixed costs associated with our decision to cease servicing certain legacy products, resolution of the premature failure of certain system components and reductions in field service costs initiated in 2008.

Operating expenses

As shown in Table 7, total operating expenses decreased by $14.4 million or 23.6% to $46.7 million for 2009 from $61.1 million for 2008 and $68.6 million for 2007 as cost savings initiatives that we initiated have gained traction. This is evidenced by sequential declines in our quarter-over-quarter operating expenses in each of the last ten quarters. This decrease consists of $10.4 million of lower selling, general and administrative expenses and $4.1 million in lower research and development expenses, both of which are discussed below. Accordingly, we expect our SG&A expenses in 2010 to fall into the range of $36 million to $40 million, and our 2010 R&D expenses to fall in a range of $10 million to $12 million without slowing down the rate of planned new product introductions.

Table 7

	Year Ended December 31,
	2009		2008		2007
		%		%		%
	Amount	Revenue	Amount	Revenue	Amount	Revenue
	(Dollars in thousands)

SG&A	$35,528	31.5%	$45,859	33.0%	$54,159	34.6%
R&D	11,129	9.9	15,199	10.9	14,430	9.2

Total	$46,657	41.4%	$61,058	43.9%	$68,589	43.8%

Selling, general, and administrative costs

2009 compared to 2008

Selling, general and administrative expenses declined by $10.4 million or 22.5% to $35.5 million in 2009 from $45.9 million in 2008 after decreasing by $8.3 million in 2008 compared to $54.2 million in 2007. Selling, general and administrative expenses, as a percentage of revenue, were 31.5%, 33.0% and 34.6% in 2009, 2008 and 2007, respectively.

The $10.4 million decrease in selling, general and administrative expenses in 2009 was primarily due to:

•	$4.8 million reduction in salary, benefits and contract labor costs;

•	$2.2 million decline in audit, tax and other accounting fees;

•	$0.9 million in reduced occupancy costs; and

•	$0.6 million of lower travel-related expenses,

•	partially offset by $1.3 million of increased litigation costs.

2008 compared to 2007

Selling, general and administrative expenses declined by $8.3 million or 15.3% to $45.9 million in 2008 from $54.2 million in 2007. As a percentage of revenue, selling, general and administrative expenses were 33.0% and 34.6% of consolidated revenue in 2008 and 2007, respectively.

The $8.3 million decrease in selling, general and administrative expenses in 2008 was primarily due to:

•	$3.5 million of lower contract labor and consultant costs;

•	$2.3 million decline in incentive and stock-based compensation costs;

•	$1.2 million reduction in accounting fees;

•	$1.0 million of lower sales bonuses and commissions;

•	$0.7 million of reduced occupancy costs;

•	$0.5 million decrease in printing and supply costs; and

•	$0.4 million reduction in travel-related expenses.

Partially offsetting the decline were:

•	$0.7 million increase in bad debt expense, including the provision related to a large Japanese customer that filed for court protection in February 2009.

•	$0.6 million of expenses associated with the first quarter Audit Committee investigation of anonymous claims of wrongdoing by certain members of management, which claims were found to be baseless.

Research and development expenses

Research and development expenses decreased by 26.8% to $11.1 million in 2009 and increased by 5.3% to $15.2 million in 2008 from $14.4 million in 2007. The decrease in 2009 was principally due to a $2.4 million decrease in outside consulting services in 2009 and the reduction in costs for 2009 following commercialization of certain new products in 2008 including, among others, our ProJettm 3-D printers, iProtm SLA® systems, sProtm SLS® systems, the V-Flash® Desktop Printer and other new product development activities, including the new products that we introduced in 2009.

Income (loss) from operations

In 2009, we achieved operating income of $3.1 million, compared to operating losses of $5.5 million in 2008 and $5.2 million in 2007, including the effect of the 2009 reclassification of foreign exchange gain (loss) discussed above, as our lower revenue and gross profit were more than offset by our lower level of total operating expenses in 2009. See Gross profit and gross profit margins above.

The following table sets forth operating income (loss) from operations by geographic area for 2009, 2008 and 2007:

Table 8

	2009	2008	2007
	(Dollars in thousands)

Income (loss) from operations:
United States	$(2,478)	$(10,947)	$(9,820)
Germany	234	1,350	507
Other Europe	1,316	2,793	1,192
Asia-Pacific	3,486	965	1,816

Subtotal	2,558	(5,839)	(6,305)
Inter-segment elimination	515	349	1,128

Total	$3,073	$(5,490)	$(5,177)

On a geographic basis:

•	Our U.S. operations generated an operating loss of $2.5 million in 2009, compared to $10.9 million in 2008. We reported $9.8 million of operating losses in the U.S. in 2007.

•	Our income from operations in Europe decreased to $1.6 million in 2009 from $4.1 million in 2008. We reported $1.7 million of operating income in our European operations in 2007.

•	Operating income from our Asia-Pacific operations was $3.5 million in 2009 compared to $1.0 million in 2008. We reported $1.8 million of operating income in our Asia-Pacific operations in 2007.

With respect to the U.S., in 2009, 2008 and 2007, the changes in operating loss by geographic area reflected the same factors relating to our consolidated operating loss that are discussed above. As most of our operations outside of the U.S. are conducted through sales and marketing subsidiaries, the changes in operating income in our operations outside of the U.S. in each of 2009, 2008 and 2007 resulted primarily from changes in sales volume, transfer pricing and foreign currency translation.

Interest and other expenses, net

Interest and other expenses, net, which consist primarily of interest income and interest expense, amounted to $1.2 million of net expense for 2009, $0.4 million of net expense for 2008 and $1.1 million of net expense for 2007. The 2009 increase resulted from lower interest income on investments in 2009 as we shifted our short-term investments into Treasury funds in September 2008, partially offset by reduced interest expense related to the redemption of the remaining outstanding industrial revenue bonds. The 2008 decrease resulted from interest income generated by higher average cash balances in 2008 and lower interest expense due to the absence in 2008 of bank borrowings and other outstanding debt that we discharged in 2007, partially offset by lower interest rates on investments that prevailed in 2008.

In December 2008, we completed the sale of our Grand Junction facility for $5.5 million, which included $3.5 million of cash (before closing costs) and a $2.0 million non-interest bearing note receivable with a five-year maturity. The carrying value of the facility was $3.5 million, and after deducting certain closing costs, we realized an initial gain on the sale of $1.6 million.

We discounted this note receivable by approximately $1.0 million to reflect imputed interest, and offset this amount against the initial gain, reducing the net gain to $0.6 million. In accordance with ASC Section 360.20, “Real Estate Sales,” we have recognized no gain on the sale of our Grand Junction facility as of December 31, 2009. The carrying value of the long-term receivable, net of the discount and deferred gain, is recorded in “Other assets, net” on the balance sheet at December 31, 2009 and 2008. See Note 10 to the Consolidated Financial Statements.

We do not expect to incur additional borrowings during 2010, and consequently expect that interest and other expense (income), net will not be a material factor in our operating results during 2010.

Provisions for income taxes

We recorded $0.8 million, $0.3 million and $0.5 million of provisions for income taxes in 2009, 2008 and 2007, respectively. In each year, these provisions primarily reflect tax expense associated with income taxes in foreign jurisdictions.

Our $0.8 million provision for income taxes in 2009 increased from 2008 principally due to the absence in 2009 of the $1.2 million benefit in 2008 arising from the settlement of a foreign tax audit for the years 2000 through 2005. The impact of the absence of this benefit is offset by a $0.6 million decrease in tax expense due to the reduction in foreign income.

Our $0.3 million provision for income taxes in 2008 included a $1.2 million benefit arising from the settlement of a foreign tax audit for the years 2000 through 2005, as amounts owing under the settlement were less than the amounts we previously estimated. The settlement allowed us to recognize tax loss carry-forwards, resulting in a $0.9 million increase in our foreign deferred tax asset. The benefit of the favorable tax settlement amounted to $0.05 per share. See Note 21 to the Consolidated Financial Statements.

A substantial portion of our deferred income tax assets results from available net operating loss carry-forwards in the jurisdictions in which we operate. Certain of these net operating loss carry-forwards for U.S. state income tax purposes began to expire in 2006, and certain of them will begin to expire in later years for foreign and U.S. federal income tax purposes. See Note 21 to the Consolidated Financial Statements. Our

level of U.S. losses for the years ended December 31, 2009, 2008 and 2007 may be viewed as evidence that we will not be able to utilize all these net operating loss carry-forwards before they expire.

Net income (loss); net income (loss) available to 3D Systems common stockholders

In 2009 we generated net income of $1.1 million, compared to net losses of $6.2 million in 2008 and $6.7 million in 2007.

The principal reasons for our higher net income in 2009, which are discussed in more detail above, were:

•	The $14.4 million reduction in operating expenses; partially offset by

•	The $5.9 million decrease in gross profit;

•	The $0.8 million increase in interest and other expense, net; and

•	The $0.5 million increase in the provision for income taxes.

The principal reasons for our lower net loss in 2008, which are discussed in more detail above, were:

•	The $0.2 million reduction in our income tax provisions; and

•	The $0.7 million reduction of interest and other expense, net.

Net income (loss) available to common stockholders was $1.1 million for 2009, ($6.2) million for 2008 and ($6.7) million for 2007. On a per share basis, our basic net income per share available to the common stockholders was $0.05 in 2009, and our fully diluted net income per share available to common stockholders was $0.05. This is an improvement over our net loss per share available to the common stockholders, on both a basic and fully diluted basis, of $0.28 per share in 2008 and $0.33 per share in 2007.

The dilutive effects of outstanding securities were excluded from the calculation of diluted income per share in 2008 and 2007 as they would have been anti-dilutive, that is, they would have increased net income per share or reduced net loss per share. See Note 18 to the Consolidated Financial Statements.

Liquidity and Capital Resources

During 2010, we intend to continue to rely upon our unrestricted cash and cash flow from operations to meet our liquidity needs. While we believe that the actions taken in 2008 and 2009 to reduce our operating costs, improve our gross profit margin and manage working capital should continue to benefit us in 2010, there can be no assurance in these uncertain economic times that those actions will be sufficient. Following the redemption of our remaining outstanding industrial development bonds in January 2009, we had no outstanding debt for borrowed money, and our principal contractual commitments consisted of the capital leases on our Rock Hill facility, which are discussed in greater detail below.

Working capital

Our net working capital increased by $1.4 million to $36.7 million at December 31, 2009 from $35.3 million at December 31, 2008. Table 9 provides a summary of the net changes in working capital items from December 31, 2008 to December 31, 2009.

Table 9

Increase
(Decrease)
(Dollars in
thousands)

Working capital at December 31, 2008	$35,279
Changes in current assets:
Cash and cash equivalents	2,749
Accounts receivable, net of allowances	(1,517)
Inventories, net of reserves	(2,640)
Prepaid expenses and other current assets	814
Deferred income tax assets	(301)
Restricted cash	(3,255)

Total current assets	(4,150)
Changes in current liabilities:
Current portion of long-term debt	(3,085)
Current portion of capitalized lease obligation	18
Accounts payable	(4,139)
Accrued liabilities	3,057
Customer deposits	(509)
Deferred revenue	(931)

Total current liabilities	(5,589)

Net change in working capital	1,439

Working capital at December 31, 2009	$36,718

Our unrestricted cash and cash equivalents increased by $2.7 million to $24.9 million at December 31, 2009 from $22.2 million at December 31, 2008. This increase resulted from the net of $7.7 million of cash provided by operating activities, $5.2 million of cash used in investing activities and $0.3 million of cash provided by financing activities.

Accounts receivable, net decreased by $1.5 million to $23.8 million at December 31, 2009 from $25.3 million at December 31, 2008. This decline was primarily attributable to lower sales and a decrease in days sales outstanding to 60 days at December 31, 2009 from 66 days at December 31, 2008. Accounts receivable more than 90 days past due was 5.9% of gross receivables at December 31, 2009 and December 31, 2008.

Bad debt expense was $0.9 million for 2009 compared to $0.8 million in 2008. This amount includes a provision for the large Japanese customer who filed for reorganization in February 2009. All amounts due from this customer, who emerged from reorganization in late 2009, have been fully reserved as of December 31, 2009. The overall bad debt expense was positively affected by our focus on improving collections. Bad debt expense totaled $0.1 million in 2007. Our allowance for doubtful accounts declined to $1.8 million at December 31, 2009 from $2.0 million at December 31, 2008. This decline resulted primarily from the write-down of uncollectible receivables and a reduction in receivables over 90 days past due.

Components of inventories were as follows:

Table 10

	2009	2008
	(Dollars in thousands)

Raw materials	$2,294	$1,635
Inventory held by assemblers	—	34
Work in process	253	146
Finished goods and parts inventory	18,524	22,359

Total cost	21,071	24,174
Less: reserves	(2,693)	(3,156)

Inventories, net	$18,378	$21,018

Inventories decreased by $2.6 million to $18.4 million at December 31, 2009 from $21.0 million at December 31, 2008. This decrease resulted primarily from a $3.8 million reduction in finished goods inventory as a result of our inventory reduction initiatives, partially offset by an increase in inventory as we moved production of our ProJettm line of 3-D printers in-house.

As shown in Table 10 above, with the outsourcing of substantially all our large-frame and mid-frame equipment assembly and refurbishment activities, the majority of our inventory now consists of finished goods, including primarily systems, materials and service parts, as our third-party assemblers have taken over supply-chain responsibility for the assembly and refurbishment of large-frame and mid-frame systems. As a result, we generally no longer hold in inventory most parts for large-frame and mid-frame systems production or refurbishment.

In calculating inventory reserves, which declined to $2.7 million at December 31, 2009 from $3.2 million at December 31, 2008, we make an assessment of spare parts that we hold in inventory and that we expect to use over the expected life cycles of the related systems, of inventory related to the blending of our engineered materials and composites and of our ability to sell items that are recorded in finished goods inventory.

The components of prepaid expenses and other current assets were:

Table 11

	2009	2008
	(Dollars in thousands)

Value added tax (“VAT”) and sales tax refunds	$468	$325
Non-trade receivables	111	35
Other	1,836	1,241

Total	$2,415	$1,601

Our prepaid expenses and other current assets increased by $0.8 million to $2.4 million at December 31, 2009 from $1.6 million at December 31, 2008. The non-trade receivables shown in Table 11, the inventory held by assemblers shown in Table 10 and a related accrued liability in an amount that corresponds to the book value of inventory held by assemblers included in accrued liabilities on our Consolidated Balance Sheet relate to the accounting for our outsourcing arrangements pursuant to ASC 470.40, “Product Financing Arrangements.”

Accounts payable declined by $4.1 million to $13.0 million at December 31, 2009 from $17.1 million at December 31, 2008. The decline was primarily due to lower payables that corresponded to lower cost of sales in 2009 compared to 2008 and the impact of our continuing cost reduction initiatives.

Customer deposits decreased by $0.5 million from $1.1 million at December 31, 2008 to $0.6 million at December 31, 2009 as a result of lower sales of systems and other products in 2009. Deferred revenue decreased by $0.9 million to $8.5 million at December 31, 2009 from $9.4 million at December 31, 2008 primarily due to a net decrease in maintenance contracts, installation, training and warranty revenue in 2009.

Accrued liabilities increased by $3.0 million to $11.1 million at December 31, 2009 from $8.1 million at December 31, 2008; this increase is primarily due to higher accruals for employee bonuses and taxes.

The changes in 2009 that comprise the other components of working capital not discussed above arose in the ordinary course of business.

Differences between the amounts of working capital item changes in the cash flow statement and the amounts of balance sheet changes for those items are primarily the result of foreign currency translation adjustments.

Cash flow

Table 12 summarizes the cash provided by or used in operating activities, investing activities and financing activities, as well as the effect of changes in foreign currency exchange rates on cash, for the years ended December 31, 2009, 2008 and 2007.

Table 12

	2009	2008	2007
	(Dollars in thousands)

Cash provided by (used in) operating activities	$7,734	$(3,479)	$2,625
Cash used in investing activities	(5,243)	(2,654)	(2,205)
Cash provided by (used in) financing activities	273	(1,434)	14,669
Effect of exchange rate changes on cash	(15)	42	269

Net increase (decrease) in cash and cash equivalents	$2,749	$(7,525)	$15,358

We generated $2.7 million of net cash in 2009 and finished the year with $24.9 million of unrestricted cash, compared to $22.2 million of unrestricted cash at December 31, 2008. This included $7.7 million of cash generated from operating activities, consisting of our $1.1 million net income in 2009 and $8.5 million of non-cash charges that were included in our net income, partially offset by $1.9 million of cash consumed by net changes in operating accounts. We also used $5.2 million of cash in investing activities, and $0.3 million of cash was provided by financing activities in 2009. See Working capital, Cash flow and Outstanding debt and capitalized lease obligations.

Cash flow from operations

2009 compared to 2008

For the year ended December 31, 2009, we generated $7.7 million of net cash from operating activities. This change in cash primarily consisted of our $1.1 million net income and $8.5 million of non-cash charges that were included in our net income, partially offset by $1.9 million of cash consumed by net changes in operating accounts.

The principal changes in non-cash items that favorably affected operating cash flow included $5.9 million of depreciation and amortization expense, $1.2 million of stock-based compensation expense and $0.9 million of bad debt expense.

Depreciation and amortization decreased to $5.9 million in 2009 from $6.7 million in 2008, which decreased from $7.0 million in 2007. The decrease in depreciation and amortization in 2009 was primarily due to lower levels of capital expenditures. The decrease in depreciation and amortization in 2008 was primarily due to the absence of amortization for acquired technology, which was fully amortized during 2007.

Changes in working capital that resulted in a source of cash included the following:

•	a $2.4 million decrease in inventory; and

•	a $1.4 million decrease in accounts receivable.

Changes in working capital that resulted in a use of cash included the following:

•	a $4.4 million decrease in accounts payable; and

•	a $1.1 million decrease in deferred revenue.

See “Working capital” above for a discussion of the reasons for these changes in working capital items.

2008 compared to 2007

For the year ended December 31, 2008, we used $3.5 million of net cash in operating activities. This change in cash primarily consisted of our $6.2 million net loss and $6.2 million of cash consumed by net changes in operating accounts, which was partially offset by $8.9 million of non-cash items included in our net loss.

The principal changes in non-cash items that favorably affected operating cash flow included $6.7 million of depreciation and amortization expense, $1.4 million of stock-based compensation expense and $0.8 million of bad debt expense.

Changes in working capital that resulted in a source of cash included the following:

•	a $3.6 million decrease in accounts receivable; and

•	a $2.5 million decrease in prepaid expenses and other current assets.

Changes in working capital that resulted in a use of cash included the following:

•	a $2.5 million increase in inventories and inventory included in fixed assets;

•	a $2.8 million decrease in accounts payable;

•	a $3.2 million decrease in accrued liabilities; and

•	a $2.0 million decrease in deferred revenue.

Cash flow from investing activities

Net cash used in investing activities in 2009 increased to $5.2 million from $2.7 million in 2008. In 2009 this consisted of $4.1 million related to acquisitions and $1.2 million of net purchases of property and equipment and additions to license and patent costs. See Notes 3, 5 and 6 to the Consolidated Financial Statements.

Net cash used in investing activities in 2008 increased to $2.7 million from $2.2 million in 2007. In 2008 this consisted of $6.1 million related to purchases of property and equipment and additions to license and patent costs, partially offset by $3.5 million of asset dispositions, principally the sale of the Grand Junction facility. See Notes 5 and 6 to the Consolidated Financial Statements.

Capital expenditures were $1.0 million in 2009, $5.8 million in 2008 and $0.9 million in 2007. Capital expenditures in 2009 primarily consisted of expenditures for tooling and systems associated with our new product development efforts and leasehold improvements and equipment to support our 3Dpropartstm service.

Cash flow from financing activities

Net cash provided by financing activities improved to $0.3 million in 2009 from a net use of $1.4 million in 2008. Net cash provided by financing activities was $14.7 million in 2007. This change in 2009 resulted primarily from the release of restricted cash, partially offset by debt repayments and lower stock option exercise activity.

The decrease in 2008 resulted primarily from the absence of any significant financing activities and the $2.1 million increase in restricted cash used to collateralize the redemption of the remaining outstanding industrial development bonds following the sale of the Grand Junction facility. Net proceeds from stock option exercises and equity compensation awards declined to $1.1 million in the 2008 period from $2.9 million in 2007, primarily reflecting lower option exercise activity.

Outstanding debt and capitalized lease obligations

At December 31, 2009, total debt and capitalized lease obligations decreased to $8.5 million from $11.7 million at December 31, 2008 due to the redemption of the outstanding industrial development bonds discussed below and principal payments on capitalized lease obligations. Our capitalized lease obligations were $8.5 million at December 31, 2009 and $8.7 million at December 31, 2008.

Our outstanding debt and capitalized lease obligations at December 31, 2009 and December 31, 2008 were as follows:

Table 13

	2009	2008
	(Dollars in thousands)

Debt:
Industrial development revenue bonds	$—	$3,085

Total	$—	$3,085

Capitalized lease obligations:
Current portion of capitalized lease obligation	213	195
Capitalized lease obligation, less current portion	8,254	8,467

Total	8,467	8,662
Total current portion	213	3,280

Total long-term portion	8,254	8,467

Total debt and capitalized lease obligations	$8,467	$11,747

Industrial development bonds

Our Grand Junction, Colorado facility was financed by industrial development bonds in the original aggregate principal amount of $4.9 million. At December 31, 2008 the outstanding principal amount of these bonds was $3.1 million. Interest on the bonds accrued at a variable rate of interest and was payable monthly. The interest rate at December 31, 2008 was 1.28%.

Following the sale of our Grand Junction facility in December 2008, we fully collateralized the repayment of the industrial development bonds, including interest and other amounts due through the redemption date, with a portion of the cash proceeds of the sale and $1.2 million of restricted cash previously held by the trustee. In January 2009, the remaining outstanding bonds of $3.1 million, plus accrued and unpaid interest, were redeemed utilizing the restricted cash. Following the redemption of the industrial development bonds, we have no debt for borrowed money outstanding.

Capitalized lease obligations

Our principal contractual commitments consist of capitalized lease obligations of $8.5 million and $8.7 million at December 31, 2009 and 2008, respectively.

Our outstanding capitalized lease obligations relate to two lease agreements that we entered into during 2006 with respect to our Rock Hill facility, one of which covers the facility itself and the other of which covers certain furniture and fixtures that we acquired for use in the facility. The carrying values of the headquarters facility lease and the furniture and fixture lease at December 31, 2009 and 2008, respectively, were $8.5 million and $8.7 million. See Note 12 to the Consolidated Financial Statements.

Stockholders’ equity

Stockholders’ equity increased by $2.5 million to $104.7 million at December 31, 2009 from $102.2 million at December 31, 2008. This increase was primarily attributable to the $1.1 million of net income in 2009, partially offset by the $0.1 million of other comprehensive income and a $1.5 million increase in additional paid-in-capital consisting of:

•	$0.3 million of net proceeds from stock option exercises and other equity compensation awards during 2009; and

•	$1.2 million of stock compensation expense recorded in stockholders’ equity during 2009. See Note 14 to the Consolidated Financial Statements.

Commitments

On February 8, 2006, we entered into a lease agreement with KDC-Carolina Investments 3, LP pursuant to which KDC constructed and leased to us an approximately 80,000 square foot building in Rock Hill, South Carolina. Under the terms of this lease, KDC agreed to lease the building to us for an initial 15-year term following completion. We took occupancy of the building in November 2006.

After its initial term, the lease provides us with the option to renew the lease for two additional five-year terms as well as the right to cause KDC, subject to certain terms and conditions, to expand the leased premises during the term of the lease, in which case the term of the lease would be extended. The lease is a triple net lease and provides for the payment of base rent of approximately $0.7 million annually from 2010 through 2020, including rent escalations in 2011 and 2016, and $0.5 million in 2021. Under the terms of the lease, we are obligated to pay all taxes, insurance, utilities and other operating costs with respect to the leased premises.

The lease also grants us the right to purchase the leased premises and undeveloped land surrounding the leased premises on terms and conditions described more particularly in the lease.

In accordance with ASC 840, “Leases,” we are considered an owner of the property. Therefore, as of December 31, 2006, we recorded $8.5 million as building in our consolidated balance sheet with a corresponding capitalized lease obligation in the liabilities section of the Consolidated Balance Sheet. See Note 12 to the Consolidated Financial Statements.

We lease certain other facilities under non-cancelable operating leases expiring through 2013. The leases are generally on a net-rent basis, under which we pay taxes, maintenance and insurance. We expect leases that expire to be renewed or replaced by leases on other properties. Rental expense for the years ended December 31, 2009, 2008 and 2007 was $1.7 million, $1.8 million and $2.7 million, respectively.

Future contractual payments at December 31, 2009 are set forth in Table 14 below.

Table 14

	Year Ending December 31,
	2010	2011-2012	2013-2014	Later Years	Total
	(Dollars in thousands)

Capitalized lease obligations	$795	$1,487	$1,402	$13,000	$16,684
Non-cancelable operating leases	1,257	1,121	188	—	2,566

Total	$2,052	$2,608	$1,590	$13,000	$19,250

Financial instruments

We conduct business in various countries using both the functional currencies of those countries and other currencies to effect cross border transactions. As a result, we are subject to the risk that fluctuations in foreign exchange rates between the dates that those transactions are entered into and their respective settlement dates will result in a foreign exchange gain or loss. When practicable, we endeavor to match assets and liabilities in the same currency on our balance sheet and those of our subsidiaries in order to reduce these risks. We also, when we consider it to be appropriate, enter into foreign currency contracts to hedge exposures arising from those transactions. We have not adopted hedge accounting under ASC 815, “Derivatives and Hedging,” and we recognize all gains and losses (realized or unrealized) in interest and other expenses, net in our Consolidated Statements of Operations.

The dollar equivalent of our foreign currency contracts and their related fair values as of December 31, 2009 and December 31, 2008 were as follows:

Table 15

	Foreign Currency
	Purchase Contracts
	2009	2008
	(Dollars in thousands)

Notional amount	$1,587	$1,680
Fair value	1,563	1,699

Net unrealized (loss) gain	$(24)	$19

At December 31, 2009 and 2008, the notional amount of these contracts at their respective settlement dates amounted to $1.6 million and $1.7 million, respectively. These contracts related to purchases of inventory from third parties. The notional amount of the purchase contracts aggregated CHF 1.6 million and CHF 1.8 million, respectively (equivalent to $1.6 million and $1.7 million, respectively, at settlement date).

The net fair value of all foreign exchange contracts at December 31, 2009 and 2008 reflected nominal unrealized losses at December 31, 2009 and nominal unrealized gains at December 31, 2008. The foreign currency contracts outstanding at December 31, 2009 expired at various times between January 6, 2010 and February 3, 2010.

Changes in the fair value of derivatives are recorded in interest and other expenses, net in our consolidated statements of operations. Depending on their fair value at the end of the reporting period, derivatives are recorded either in prepaid and other current assets or in accrued liabilities in our Consolidated Balance Sheets.

The total impact of foreign currency related items on our Consolidated Statements of Operations was a $0.1 million loss for 2009, a $0.4 million gain for 2008 and a nominal gain for 2007.

Critical Accounting Policies and Significant Estimates

The discussion and analysis of our results of operations and financial condition set forth in this Form 10-K is based on our Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make critical accounting estimates that directly impact our Consolidated Financial Statements and related disclosures.

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

Revenue recognition

Revenue from the sale of systems and related products and materials is recognized upon shipment or when services are performed, provided that persuasive evidence of a sales arrangement exists, both title and risk of loss have passed to the customer and collection is reasonably assured. Persuasive evidence of a sales arrangement exists upon execution of a written sales agreement or a signed purchase order that constitutes a fixed and legally binding commitment between us and the buyer. In instances where sales are made to an authorized reseller, the same criterion cited above is applied to determine the recognition of revenue. The reseller’s creditworthiness is evaluated prior to such sale. The reseller takes ownership of the related systems, products or materials and payment is not dependent upon the reseller’s sale to an end-user.

Sales of our systems generally include equipment, a software license, a warranty on the equipment, training and installation. For arrangements with multiple deliverables, revenues are recognized based on an allocation of the total amount of the arrangement to the separate units of accounting based on fair value of vendor-specific objective evidence (“VSOE”), as determined by the price charged for the undelivered items when sold separately. We also evaluate the impact of undelivered items on the functionality of delivered items for each sales transaction and, where appropriate, defer revenue on delivered items when that functionality has been affected. Functionality is determined to be met if the delivered products or services represent a separate earnings process.

Revenue from services is recognized at the time of performance. Training revenue is recognized after training is complete, and installation revenue is recognized after the installation is accepted. We provide end-users with maintenance under a warranty agreement for up to one year and defer a portion of the revenue from the related systems sale at the time of sale based on the relative fair value of those services as determined by VSOE, as determined by the renewal rate of the maintenance contract. After the initial warranty period, we offer these customers optional maintenance contracts. Deferred maintenance revenue is recognized ratably, on a straight-line basis, over the period of the contract.

We sell equipment with embedded software to our customers. The embedded software is not sold separately, it is not a significant focus of the marketing effort and we do not provide post-contract customer support specific to the software or incur significant costs that are within the scope of ASC 985, “Software”. Additionally, the functionality that the software provides is marketed as part of the overall product. The software embedded in the equipment is incidental to the equipment as a whole such that ASC 985 is not applicable. Sales of these products are recognized in accordance with ASC 605.25, “Multiple-Element Arrangements.”

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

Second, a reserve is established for all customers based on a range of percentages applied to aging categories. These percentages are based on historical collection and write-off experience. If circumstances change (for example, we experience higher-than-expected defaults or an unexpected material adverse change in a major customer’s ability to meet its financial obligations to us), the estimate of the recoverability of amounts due to us could be reduced by a material amount. Similarly, if we experience lower-than-expected defaults or improved customer financial condition, estimates of recoverability of amounts due could increase.

We also provide an allowance account for returns and discounts. This allowance is evaluated on a specific account basis. In addition, we provide a general reserve for all customers that have not been specifically identified based on historical experience.

Our allowance for doubtful accounts declined to $1.8 million at December 31, 2009 from $2.0 million at December 31, 2008. This change resulted primarily from the write down of uncollectible receivables and a reduction in receivables over 90 days past due. We believe that our allowance for doubtful accounts is a critical accounting estimate because it is susceptible to change and dependent upon events that may or may not occur and because the impact of recognizing additional allowances for doubtful accounts may be material to the assets reported on our balance sheet and in our results of operations.

Income taxes

We and our domestic subsidiaries file a consolidated U.S. federal income tax return. Our non-U.S. subsidiaries file income tax returns in their respective local jurisdictions. We provide for income taxes on those portions of our foreign subsidiaries’ accumulated earnings that we believe are not reinvested indefinitely in their businesses.

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

We record deferred income tax assets arising from temporary differences between recorded net income and taxable net income when and if we believe that future earnings will be sufficient to realize the tax benefit. We provide a valuation allowance for those jurisdictions where the expiration date of tax benefit carry-forwards or the projected taxable earnings indicate that realization is not likely.

Under the provisions of ASC 740, “Income Taxes,” a valuation allowance is required to be established or maintained when, based on currently available information and other factors, it is more likely than not that all or a portion of a deferred income tax asset will not be realized. ASC 740 provides that an important factor in determining whether a deferred income tax asset will be realized is whether there has been sufficient income in recent years and whether sufficient income is expected in future years in order to utilize the deferred income tax asset. Based upon our accumulated losses, we established and maintain a valuation allowance against our deferred income tax assets.

We believe that our estimate of deferred income tax assets and our maintenance of a valuation allowance against such assets are critical accounting estimates because they are subject to, among other things, an estimate of future taxable income in the U.S. and in other non-U.S. tax jurisdictions, which are susceptible to change and dependent upon events that may or may not occur, and because the impact of our valuation allowance may be material to the assets reported on our balance sheet and in our results of operations. We intend to continue to assess our valuation allowance in accordance with the requirements of ASC 740.

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

Inventories

Inventories are stated at the lower of cost or net realizable value, cost being determined predominantly on the first-in, first-out method. Reserves for inventories are provided based on historical experience and current product demand. Our inventory reserve was $2.7 million at December 31, 2009 compared with $3.2 million at December 31, 2008. We evaluate the adequacy of these reserves quarterly. Our determination of the allowance for inventory reserves is subject to change because it is based on management’s current estimates of required reserves and potential adjustments.

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

The annual impairment testing required by ASC 350, “Intangibles — Goodwill and Other,” requires us to use our judgment and could require us to write down the carrying value of our goodwill and other intangible assets in future periods. As required by ASC 350, we have allocated goodwill to identifiable geographic reporting units, which are tested for impairment using a two-step process detailed in that statement. See Notes 6 and 7 to the Consolidated Financial Statements. The first step requires comparing the fair value of each reporting unit with our carrying amount, including goodwill. If that fair value exceeds the carrying amount, the second step of the process is not required to be performed, and no impairment charge is required to be recorded. If that fair value does not exceed that carrying amount, we must perform the second step, which requires an allocation of the fair value of the reporting unit to all assets and liabilities of that unit as if the reporting unit had been acquired in a purchase business combination and the fair value of the reporting unit was the purchase price. The goodwill resulting from that purchase price allocation is then compared to the carrying amount with any excess recorded as an impairment charge.

Goodwill set forth on the Consolidated Balance Sheet as of December 31, 2009 arose from acquisitions carried out in 2009 and in years prior to 2007. Goodwill arising from prior years acquisitions was allocated to geographic reporting units based on the percentage of SLS® systems then installed by geographic area. Goodwill arising from other acquisitions was allocated to geographic reporting units based on geographic dispersion of the acquired companies’ sales at the time of their acquisition.

Pursuant to the requirements of ASC 350, we are required to perform a valuation of each of our three geographic reporting units annually, or upon significant changes in our business environment. We conducted our annual impairment analysis in the fourth quarter of 2009. To determine the fair value of each reporting unit we utilized discounted cash flows, using five years of projected unleveraged free cash flows and terminal EBITDA earnings multiples. The discount rates used for the analysis reflected a weighted average cost of capital based on industry and capital structure adjusted for equity risk premiums and size risk premiums based on market capitalization. The discounted cash flow valuation uses projections of future cash flows and includes assumptions concerning future operating performance and economic conditions and may differ from actual future cash flows. We also considered the current trading multiples of comparable publicly-traded companies and the historical pricing multiples for comparable merger and acquisition transactions that have occurred in the industry. Under each fair value measurement methodology considered, the fair value of each reporting unit exceeded its carrying value; accordingly, no goodwill impairment adjustments were recorded on our Consolidated Balance Sheet.

The control premium that a third party would be willing to pay to obtain a controlling interest in 3D Systems Corporation was considered when determining fair value. In addition, factors such as the performance of competitors were also considered. Management concluded that there was a reasonable basis for the excess of the estimated fair value of the geographic reporting units over its market capitalization.

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

There was no goodwill impairment for the years ended December 31, 2009, 2008 or 2007.

We performed an analysis of the fair value of long-lived assets in accordance with ASC 360, “Property, Plant and Equipment.” No impairment loss was recorded for the periods presented.

Determining the fair value of a reporting unit, intangible asset or a long-lived asset is judgmental and involves the use of significant estimates and assumptions. Management bases its fair value estimates on assumptions that it believes are reasonable but are uncertain and subject to changes in market conditions.

Stock-based compensation

ASC 718, “Compensation — Stock Compensation,” requires the recognition of the fair value of stock-based compensation. Under the fair value recognition provisions of ASC 718, stock-based compensation is estimated at the grant date based on the fair value of the awards expected to vest and recognized as expense ratably over the requisite service period of the award. See Note 14 to the Consolidated Financial Statements.

Contingencies

We account for contingencies in accordance with ASC 450, “Contingencies.” ASC 450 requires that we record an estimated loss from a loss contingency when information available prior to issuance of our financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Accounting for contingencies such as legal matters requires us to use our judgment.

Recent Accounting Pronouncements

See Note 2 to our Consolidated Financial Statements included in this report for recently issued accounting standards, including the expected dates of adoption and expected impact to our Consolidated Financial Statements upon adoption.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

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

Interest rates

Our exposure to market risk for changes in interest rates relates primarily to our cash and cash investments. We seek to minimize the risk to our cash and cash investments by investing cash in excess of our operating needs in short-term, high-quality instruments issued by highly creditworthy financial institutions, corporations or governments. With the amount of cash and cash equivalents that we maintained at December 31, 2009, a hypothetical 1% or 100 basis point change in interest rates would have a $0.2 million effect on our financial position and results of operations.

From time to time, we may use derivative financial instruments, including interest rate swaps, collars or options, to manage our exposure to fluctuations in interest rates. At December 31, 2009, we had no such financial instruments outstanding.

The fair value of fixed-rate financial instruments varies with changes in interest rates. Generally, the fair value of these fixed-rate instruments will increase as interest rates fall and decrease as interest rates rise. The carrying amounts and estimated fair values of our financial instruments at December 31, 2009 were as follows:

Table 16

	2009
	Carrying	Fair
	Amount	Value
	(Dollars in thousands)

Financial assets:
Grand Junction note receivable	$1,126	$1,134

The fair value of the Grand Junction note receivable at December 31, 2009 was determined by evaluating the nature and terms of the instrument and considering prevailing economic and market conditions. The interest rate used to discount the contractual payments associated with the Grand Junction note receivable was 15.67%. This rate was derived by taking the risk-free interest rate for similar maturities and adding an estimated risk premium intended to reflect the credit risk. See Note 10 to the Consolidated Financial Statements. Such estimates are subjective and involve uncertainties and matters of significant judgment. Changes in assumptions could significantly affect our estimates.

Foreign exchange rates

We transact business globally and are subject to risks associated with fluctuating foreign exchange rates. More than 50% of our consolidated revenue is derived from sales outside of the U.S. See “Business — Global Operations” above. This revenue is generated primarily from the operations of our foreign sales subsidiaries in their respective countries and surrounding geographic areas and is denominated in each subsidiary’s local functional currency although certain sales are denominated in other currencies, including U.S. dollars or Euros, rather than the local functional currency. These subsidiaries incur most of their expenses (other than intercompany expenses) in their local functional currency. These currencies include the Euro, British Pound, Swiss Franc and Japanese Yen.

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

The total impact of foreign currency related items on our consolidated statements of operations was a $0.1 million loss for 2009, a $0.4 million gain for 2008 and a nominal gain for 2007. The unrealized effect of foreign currency translation was nominal in 2009, and in 2008 resulted in a $1.0 million gain that was recorded in stockholders’ equity as other comprehensive income, compared to a $1.6 million gain in 2007. At December 31, 2009, a hypothetical change of 10% in foreign currency exchange rates would cause a $6.4 million change in revenue in our Consolidated Statement of Operations assuming all other variables were held constant.

We and our subsidiaries conduct business in various countries using both the functional currencies of those countries and other currencies to effect cross border transactions. As a result, we and our subsidiaries are subject to the risk that fluctuations in foreign exchange rates between the dates that those transactions are entered into and their respective settlement dates will result in a foreign exchange gain or loss. When practicable, we endeavor to match assets and liabilities in the same currency on our U.S. balance sheet and those of our subsidiaries in order to reduce these risks. We also, when we consider it to be appropriate, enter into foreign currency contracts to hedge exposures arising from those transactions. We apply ASC 815, “Derivatives and Hedging,” to report all derivative instruments on the balance sheet at fair value. We have not adopted hedge accounting, and all gains and losses (realized or unrealized) are recognized in interest and other expenses, net in the Consolidated Statements of Operations.

The dollar equivalent of our foreign currency contracts and their related fair values as of December 31, 2009 and 2008 were as follows:

Table 17

	Foreign Currency
	Purchase Contracts
	2009	2008
	(Dollars in thousands)

Notional amount	$1,587	$1,680
Fair value	1,563	1,699

Net unrealized (loss) gain	$(24)	$19

At December 31, 2009 and 2008, the notional amount of these contracts at their respective settlement dates amounted to $1.6 million and $1.7 million, respectively. These contracts related to purchases of inventory from third parties. The notional amount of the purchase contracts related to purchases aggregated CHF 1.6 million and CHF 1.8 million, respectively (equivalent to $1.6 million and $1.7 million, respectively, at settlement date.)

The net fair value of all foreign exchange contracts at December 31, 2009 reflected nominal unrealized losses at December 31, 2009 and nominal unrealized gains at December 31, 2008. The foreign currency contracts outstanding at December 31, 2009 expired at various times between January 6, 2010 and February 3, 2010.

Changes in the fair value of derivatives are recorded in interest and other expenses, net in our Consolidated Statements of Operations. Depending on their fair value at the end of the reporting period, derivatives are recorded either in prepaid and other current assets or in accrued liabilities in our Consolidated Balance Sheets.

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

Commodity prices

We use various commodity raw materials and energy products in conjunction with our manufacturing processes. Generally, we acquire such components at market prices and do not use financial instruments to hedge commodity prices. As a result, we are exposed to market risks related to changes in commodity prices of these components. At December 31, 2009, a hypothetical 10% change in commodity prices for raw materials would cause approximately a $0.5 million change to cost of sales in our Consolidated Statement of Operations.

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

In connection with the preparation of this 10-K, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2009 to provide reasonable assurance that our Consolidated Financial Statements included in this 10-K were prepared in accordance with generally accepted accounting principles (“GAAP”) and present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

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

In connection with the preparation of this 10-K, with the participation of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2009.

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

Changes in Internal Controls over Financial Reporting.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended December 31, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9A(T).	Controls and Procedures.

Not applicable.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The balance of the information required in response to this Item will be set forth in our Proxy Statement for our 2010 Annual Meeting of Stockholders under the captions “Election of Directors,” “Corporate Governance Matters,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance Matters — Code of Conduct and Code of Ethics,” “Corporate Governance Matters — Corporate Governance and Nominating Committee,” and “Corporate Governance Matters — Audit Committee.” Such information is incorporated herein by reference.

Item 11.	Executive Compensation.

The information in response to this Item will be set forth in our Proxy Statement for our 2010 Annual Meeting of Stockholders under the captions “Director Compensation,” “Executive Compensation,” “Corporate Governance Matters — Compensation Committee,” and “Executive Compensation — Compensation Committee Report.” Such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Except as set forth below, the information required in response to this Item will be set forth in our Proxy Statement for our 2010 Annual Meeting of Stockholders under the caption “Security Ownership of Certain Beneficial Owners and Management.” Such information is incorporated herein by reference.

Equity Compensation Plans

The following table summarizes information about the equity securities authorized for issuance under our compensation plans as of December 31, 2009. For a description of these plans, please see Note 14 to the Consolidated Financial Statements.

			Number of Securities
	Number of Securities	Weighted Average	Remaining
	to be Issued Upon	Exercise Price of	Available for
	Exercise of	Outstanding	Future Issuance
	Outstanding Options,	Options,	Under Equity
Plan Category	Warrants and Rights	Warrants and Rights	Compensation Plans
	(Number of securities in thousands)

Equity compensation plans approved by stockholders	520	$10.52	1,454
Equity compensation plans not approved by stockholders	344	7.22	—

Total	864	$9.20	1,454

Item 13.	Certain Relationships and Related Transactions and Director Independence.

The information required in response to this Item will be set forth in our Proxy Statement for our 2010 Annual Meeting of Stockholders under the caption “Corporate Governance Matters — Director Independence” and “Corporate Governance Matters — Related Party Transaction Policies and Procedures.” Such information is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

The information in response to this Item will be set forth in our Proxy Statement for our 2010 Annual Meeting of Stockholders under the caption “Fees of Independent Registered Public Accounting Firm.” Such information is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)(3)		Exhibits

The following exhibits are included as part of this filing and incorporated herein by this reference:
3.1		Certificate of Incorporation of Registrant. (Incorporated by reference to Exhibit 3.1 to Form 8-B filed on August 16, 1993, and the amendment thereto, filed on Form 8-B/A on February 4, 1994.)
3.2		Amendment to Certificate of Incorporation filed on May 23, 1995. (Incorporated by reference to Exhibit 3.2 to Registrant’s Registration Statement on Form S-2/A, filed on May 25, 1995.)
3.3		Certificate of Designation of Rights, Preferences and Privileges of Preferred Stock. (Incorporated by reference to Exhibit 2 to Registrant’s Registration Statement on Form 8-A filed on January 8, 1996.)
3.4		Certificate of Designation of the Series B Convertible Preferred Stock, filed with the Secretary of State of Delaware on May 2, 2003. (Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K, filed on May 7, 2003.)
3.5		Certificate of Elimination of Series A Preferred Stock filed with the Secretary of State of Delaware on March 4, 2004. (Incorporated by reference to Exhibit 3.6 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, filed on March 15, 2004.)
3.6		Certificate of Elimination of Series B Preferred Stock filed with the Secretary of State of Delaware on June 9, 2006. (Incorporated by reference to Exhibit 3.1 of Registrant’s Current Report on Form 8-K, filed on June 9, 2006.)
3.7		Certificate of Amendment of Certificate of Incorporation filed with Secretary of State of Delaware on May 19, 2004. (Incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, filed on August 5, 2004.)
3.8		Certificate of Amendment of Certificate of Incorporation filed with Secretary of State of Delaware on May 17, 2005. (Incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, filed on August 1, 2005.)
3.9		Certificate of Designations, Preferences and Rights of Series A Preferred Stock, filed with the Secretary of State of Delaware on December 9, 2008. (Incorporated by reference to Exhibit 3.1 of Registrant’s Current Report on Form 8-K, filed on December 9, 2008.)
3.10		Amended and Restated By-Laws. (Incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K, filed on December 1, 2006.)
4	.1*	3D Systems Corporation 1996 Stock Incentive Plan. (Incorporated by reference to Appendix A to Registrant’s Definitive Proxy Statement filed on March 30, 2001.)
4	.2*	Form of Incentive Stock Option Contract for Executives pursuant to the 1996 Stock Incentive Plan. (Incorporated by reference to Exhibit 4.6 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 16, 2001.)
4	.3*	Form of Non-Statutory Stock Option Contract for Executives pursuant to the 1996 Stock Incentive Plan. (Incorporated by reference to Exhibit 4.7 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 16, 2001.)
4	.4*	Form of Employee Incentive Stock Option Contract pursuant to the 1996 Stock Incentive Plan. (Incorporated by reference to Exhibit 4.8 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999, filed on March 30, 2000.)
4	.5*	Form of Employee Non-Statutory Stock Option Contract pursuant to the 1996 Stock Incentive Plan. (Incorporated by reference to Exhibit 4.9 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999, filed on March 30, 2000.)
4	.6*	3D Systems Corporation 1996 Non-Employee Directors’ Stock Option Plan. (Incorporated by reference to Appendix B to Registrant’s Definitive Proxy Statement filed on March 30, 2001.)
4	.7*	Form of Director Option Contract pursuant to the 1996 Non-Employee Director Stock Option Plan. (Incorporated by reference to Exhibit 4.5 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999, filed on March 30, 2000.)
4	.8*	3D Systems Corporation 2001 Stock Option Plan. (Incorporated by reference to Exhibit 10.1 to Registrant’s Registration Statement on Form S-8 filed on June 11, 2001.)

(a)(3)		Exhibits

4	.9*	Amended and Restated 2004 Incentive Stock Plan of 3D Systems Corporation (Incorporated by reference to Exhibit 4.1 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-8, filed May 20, 2009.)
4	.10*	Form of Restricted Stock Purchase Agreement for Employees. (Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8, filed on May 19, 2004.)
4	.11*	Form of Restricted Stock Purchase Agreement for Officers. (Incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8, filed on May 19, 2004.)
4	.12*	Restricted Stock Plan for Non-Employee Directors of 3D Systems Corporation. (Incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8, filed on May 19, 2004.)
4	.13*	Amendment No. 1 to Restricted Stock Plan for Non-Employee Directors. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, filed on August 1, 2005.)
4	.14*	Form of Restricted Stock Purchase Agreement for Non-Employee Directors. (Incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-8, filed on May 19, 2004.)
4.15		Rights Agreement dated as of December 9, 2008 between the Registrant and Computershare Trust Company, N.A., as Rights Agent. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on December 9, 2008.)
10	.1*	Form of Indemnification Agreement between Registrant and certain of its executive officers and directors. (Incorporated by reference to Exhibit 10.18 to Form 8-B filed on August 16, 1993, and the amendment thereto, filed on Form 8-B/A on February 4, 1994.)
10.2		Patent License Agreement dated December 16, 1998 by and between 3D Systems, Inc., NTT Data CMET, Inc. and NTT Data Corporation. (Incorporated by reference to Exhibit 10.56 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998, filed on March 31, 1999.)
10.3		Lease Agreement dated February 8, 2006 between the Registrant and KDC-Carolina Investments 3, LP. (Incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K, filed on February 10, 2006.)
10.4		First Amendment to Lease Agreement dated August 7, 2006 between the Registrant and KDC-Carolina Investments 3, LP. (Incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K, filed on August 14, 2006.)
10.5		Second Amendment to Lease Agreement effective as of October 6, 2006 to Lease Agreement dated February 8, 2006 between 3D Systems Corporation and KDC-Carolina Investments 3, LP. (Incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K, filed on October 10, 2006.)
10.6		Third Amendment to Lease Agreement effective as of December 18, 2006 to Lease Agreement dated February 8, 2006 between 3D Systems Corporation and KDC-Carolina Investments 3, LP. (Incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K, filed on December 20, 2006.)
10.7		Fourth Amendment to Lease Agreement effective as of February 26, 2007 to Lease Agreement dated February 8, 2006 between 3D Systems Corporation and KDC-Carolina Investments 3, LP. (Incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K, filed on March 1, 2007.)
10	.8*	Employment Letter Agreement, effective September 19, 2003, by and between Registrant and Abraham N. Reichental. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed on September 22, 2003.)
10	.9*	Agreement, dated December 17, 2003, by and between Registrant and Abraham N. Reichental. (Incorporated by reference to Exhibit 10.43 to Registrant’s Amendment No. 1 to Registration Statement on Form S-1, filed on January 21, 2004.)
10	.10*	First Amendment to Employment Agreement, dated July 24, 2007, by and between Registrant and Abraham N. Reichental. (Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007, filed on August 6, 2007.)

(a)(3)	Exhibits

14.1	Code of Conduct, as amended effective as of November 30, 2006 (Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K, filed on December 1, 2006.)
14.2	3D Systems Corporation Code of Ethics for Senior Financial Executives and Directors. (Incorporated by reference to Exhibit 14.2 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, filed on March 15, 2004.)
21.1	Subsidiaries of Registrant.
23.1	Consent of Independent Registered Public Accounting Firm dated February 24, 2010.
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 24, 2010.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 24, 2010.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 24, 2010.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 24, 2010.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

3D Systems Corporation

By:	/s/ Abraham N. Reichental
Abraham N. Reichental
President and Chief Executive Officer

Date: February 24, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Abraham N. Reichental Abraham N. Reichental	Chief Executive Officer, President and Director (Principal Executive Officer)	February 24, 2010

/s/ Damon J. Gregoire Damon J. Gregoire	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 24, 2010

/s/ Charles W. Hull Charles W. Hull	Executive Vice President, Chief Technology Officer and Director	February 24, 2010

/s/ G. Walter Loewenbaum, II G. Walter Loewenbaum, II	Chairman of the Board of Directors	February 24, 2010

/s/ Miriam V. Gold Miriam V. Gold	Director	February 24, 2010

/s/ Jim D. Kever Jim D. Kever	Director	February 24, 2010

/s/ Kevin S. Moore Kevin S. Moore	Director	February 24, 2010

/s/ Daniel S. Van Riper Daniel S. Van Riper	Director	February 24, 2010

/s/ William E. Curran William E. Curran	Director	February 24, 2010

/s/ Karen E. Welke Karen E. Welke	Director	February 24, 2010

3D Systems Corporation

Index to Consolidated Financial Statements
and Consolidated Financial Statement Schedule

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
3D Systems Corporation
Rock Hill, South Carolina

We have audited 3D Systems Corporation and its subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). 3D Systems Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, 3D Systems Corporation did maintain, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of 3D Systems Corporation and its subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, comprehensive income (loss) and cash flows for each of the three years in the period ended December 31, 2009 and our report dated February 24, 2010 expressed an unqualified opinion thereon.

/s/  BDO SEIDMAN, LLP
BDO Seidman, LLP

Charlotte, North Carolina
February 24, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
3D Systems Corporation
Rock Hill, South Carolina

We have audited the accompanying consolidated balance sheets of 3D Systems Corporation and its subsidiaries (the “Company”) as of December 31, 2009 and 2008 and the related consolidated statements of operations, stockholders’ equity, comprehensive income (loss) and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of 3D Systems Corporation and its subsidiaries as of December 31, 2009 and 2008 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 21 to the consolidated financial statements, effective January 1, 2007 the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB No. 109, which is now incorporated into the Accounting Standards Codification in Section 740.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Criteria) and our report dated February 24, 2010 expressed an unqualified opinion thereon.

/s/  BDO SEIDMAN, LLP
BDO Seidman, LLP

Charlotte, North Carolina
February 24, 2010

3D Systems Corporation

Consolidated Balance Sheets
As of December 31, 2009 and 2008

	2009	2008
	(In thousands,
	except par value)

ASSETS
Current assets:
Cash and cash equivalents	$24,913	$22,164
Accounts receivable, net of allowance for doubtful accounts of $1,790 (2009) and $2,015 (2008)	23,759	25,276
Inventories, net of reserves of $2,693 (2009) and $3,156 (2008)	18,378	21,018
Prepaid expenses and other current assets	2,415	1,601
Deferred income tax assets	634	935
Restricted cash	54	3,309

Total current assets	70,153	74,303
Property and equipment, net	24,789	24,072
Intangible assets, net	3,634	3,663
Goodwill	48,730	48,010
Other assets, net	3,097	2,954

Total assets	$150,403	$153,002

LIABILITIES AND EQUITY
Current liabilities:
Industrial development bonds	$—	$3,085
Current portion of capitalized lease obligation	213	195
Accounts payable	12,994	17,133
Accrued liabilities	11,114	8,057
Customer deposits	627	1,136
Deferred revenue	8,487	9,418

Total current liabilities	33,435	39,024
Long-term portion of capitalized lease obligation	8,254	8,467
Other liabilities	3,944	3,277

Total liabilities	45,633	50,768
Commitments and contingencies	—	—
3D Systems stockholders’ equity:
Preferred Stock, authorized 5,000 shares, none issued	—	—
Common stock, $0.001 par value, authorized 60,000 shares; 22,774 (2009) and 22,424 (2008) issued	23	22
Additional paid-in capital	177,682	176,180
Treasury stock, at cost: 74 shares (2009) and 59 shares (2008)	(134)	(120)
Accumulated deficit in earnings	(77,491)	(78,557)
Accumulated other comprehensive income	4,617	4,709

Total 3D Systems stockholders’ equity	104,697	102,234

Noncontrolling interest	73	—

Total equity	104,770	102,234

Total liabilities and equity	$150,403	$153,002

See accompanying notes to consolidated financial statements.

3D Systems Corporation

Consolidated Statements of Operations
Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007
	(In thousands, except per share amounts)

Revenue:
Products	$80,798	$103,613	$120,147
Services	32,037	35,327	36,369

Total revenue	112,835	138,940	156,516

Cost of sales:
Products	43,301	56,375	65,681
Services	19,804	26,997	27,423

Total cost of sales	63,105	83,372	93,104

Gross profit	49,730	55,568	63,412

Operating expenses:
Selling, general and administrative	35,528	45,859	54,159
Research and development	11,129	15,199	14,430

Total operating expenses	46,657	61,058	68,589

Income (loss) from operations	3,073	(5,490)	(5,177)
Interest and other expenses, net	1,160	370	1,072

Income (loss) before income taxes	1,913	(5,860)	(6,249)
Provision for income taxes	774	294	491

Net income (loss)	1,139	(6,154)	(6,740)
Less: net income attributable to noncontrolling interest	73

Net income (loss) available to 3D Systems common stockholders	$1,066	$(6,154)	$(6,740)

Net income (loss) available to 3D Systems common stockholders per share — basic and diluted	$0.05	$(0.28)	$(0.33)

See accompanying notes to consolidated financial statements.

3D Systems Corporation

Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2009, 2008 and 2007

	Equity Attributable to 3D Systems’ Stockholders
	Common Stock							Accumulated	Total	Equity
		Par		Additional				Other	3D Systems	Attributable to
		Value		Paid-in	Treasury Stock		Accumulated	Comprehensive	Stockholders’	Noncontrolling	Total
	Shares	$0.001		Capital	Shares	Amount	Deficit	Income	Equity	Interest	Equity
	(In thousands, except par value)

Balance at December 31, 2006	19,113	$19		$132,566	28	$(89)	$(64,455)	$1,628	$69,669	$—	$69,669
Exercise of stock options	269	1		2,843	—	—	—	—	2,844	—	2,844
Conversion of subordinated debentures	1,508	1		15,131	—	—	—	—	15,132	—	15,132
Issuance (repurchase) of restricted stock, net	84	—	(a)	70	22	(22)	—	—	48	—	48
Stock-based compensation expense	—	—	(a)	2,668	—	—	—	—	2,668	—	2,668
Private placement	1,250	1		20,367	—	—	—	—	20,368	—	20,368
Cumulative effect of adoption of accounting for uncertainty of income taxes	—	—		—	—	—	(1,208)	—	(1,208)	—	(1,208)
Net loss	—	—		—	—	—	(6,740)	—	(6,740)	—	(6,740)
Foreign currency translation adjustment	—	—		—	—	—	—	1,606	1,606	—	1,606
Gain on pension plan — unrealized	—	—		—	—	—	—	382	382	—	382

Balance at December 31, 2007	22,224	22		173,645	50	(111)	(72,403)	3,616	104,769	—	104,769

Exercise of stock options	161	—	(a)	1,083	—	—	—	—	1,083	—	1,083
Issuance (repurchase) of restricted stock, net	39	—	(a)	15	9	(9)	—	—	6	—	6
Stock compensation expense	—	—	(a)	1,437	—	—	—	—	1,437	—	1,437
Net loss	—	—		—	—	—	(6,154)	—	(6,154)	—	(6,154)
Foreign currency translation adjustment	—	—		—	—	—	—	1,013	1,013	—	1,013
Gain on pension plan — unrealized	—	—		—	—	—	—	80	80	—	80

Balance at December 31, 2008	22,424	22		176,180	59	(120)	(78,557)	4,709	102,234	—	102,234

Exercise of stock options	15	—	(a)	84	—	—	—	—	84	—	84
Issuance (repurchase) of restricted stock, net	335	1		228	15	(14)	—	—	215	—	215
Stock compensation expense	—	—	(a)	1,190	—	—	—	—	1,190	—	1,190
Net income	—	—		—	—	—	1,066	—	1,066	73	1,139
Foreign currency translation adjustment	—	—		—	—	—	—	(35)	(35)	—	(35)
Gain/(loss) on pension plan — unrealized	—	—		—	—	—	—	(57)	(57)	—	(57)

Balance at December 31, 2009	22,774	$23		$177,682	74	$(134)	$(77,491)	$4,617	$104,697	$73	$104,770

(a)	Amounts not shown due to rounding.

Accumulated other comprehensive income of $4,617 consists of a cumulative unrealized gain on pension plan of $138 and foreign currency translation of $4,479.

See accompanying notes to consolidated financial statements.

3D Systems Corporation

Consolidated Statements of Comprehensive Income (Loss)
Years ended December 31, 2009, 2008 and 2007

	2009	2008	2007
	(In thousands)

Net income (loss) attributable to 3D Systems	$1,066	$(6,154)	$(6,740)
Net income attributable to noncontrolling interest	73	—	—

Net income (loss)	1,139	(6,154)	(6,740)
Other comprehensive income (loss):
Unrealized gain (loss) on pension obligation	(57)	80	382
Foreign currency translation adjustments	(35)	1,013	1,606

Comprehensive income (loss), net	$1,047	$(5,061)	$(4,752)

See accompanying notes to consolidated financial statements.

3D Systems Corporation

Consolidated Statements of Cash Flows
Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$1,139	$(6,154)	$(6,740)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for (benefit of) deferred income taxes	309	(243)	(268)
Depreciation and amortization	5,886	6,676	6,970
Provisions for bad debts	909	849	109
Stock-based compensation	1,190	1,437	2,668
Loss on disposition of property and equipment	194	167	6
Changes in operating accounts:
Accounts receivable	1,430	3,592	5,067
Inventories	2,436	(2,461)	6,055
Prepaid expenses and other current assets	(371)	2,484	1,921
Accounts payable	(4,395)	(2,802)	(7,141)
Accrued liabilities	617	(3,228)	(683)
Customer deposits	(529)	(383)	(4,977)
Deferred revenue	(1,106)	(2,023)	(160)
Other operating assets and liabilities	25	(1,390)	(202)

Net cash provided by (used in) operating activities	7,734	(3,479)	2,625

Cash flows from investing activities:
Purchases of property and equipment	(974)	(5,811)	(946)
Proceeds from disposition of property and equipment and other assets	52	3,454	21
Acquisition of businesses	(4,098)	—	—
Additions to license and patent costs	(223)	(297)	(683)
Software development costs	—	—	(597)

Net cash used in investing activities	(5,243)	(2,654)	(2,205)

Cash flows from financing activities:
Bank borrowings	—	—	(8,200)
Proceeds from issuance of common stock	—	—	20,367
Proceeds from exercise of stock options and restricted stock	298	1,098	2,890
Repayment of long-term debt	(195)	(423)	(388)
Repayment of short-term borrowings	(3,085)	—	—
Restricted cash	3,255	(2,109)	—

Net cash provided by (used in) financing activities	273	(1,434)	14,669

Effect of exchange rate changes on cash	(15)	42	269

Net increase (decrease) in cash and cash equivalents	2,749	(7,525)	15,358
Cash and cash equivalents at the beginning of the period	22,164	29,689	14,331

Cash and cash equivalents at the end of the period	$24,913	$22,164	$29,689

See accompanying notes to consolidated financial statements.

3D Systems Corporation

Notes to Consolidated Financial Statements

Note 1	Basis of Presentation

The consolidated financial statements include the accounts of 3D Systems Corporation and all majority owned subsidiaries (the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation. The Company’s annual reporting period is the calendar year.

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. Certain prior period amounts have been reclassified to conform to the current year presentation. These reclassifications include $401 and $48 of foreign exchange gain for the years ended December 31, 2008 and 2007, respectively, that had previously been included in product cost of sales, to interest and other expense, net in the Company’s consolidated statements of operations. This had the effect of decreasing the Company’s previously reported gross profit and interest and other expense, net for 2008 and 2007 by $401 and $48, respectively, and of increasing operating loss for those periods by the same amounts. It did not affect any of the other line items on the Company’s consolidated statements of operations for 2008 or 2007.

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results may differ from these estimates and assumptions.

All amounts presented in the accompanying footnotes are presented in thousands, except for per share information.

The Company has evaluated subsequent events from the date of the condensed consolidated balance sheet through February 24, 2010, the date of the filing of this Form 10-K. During this period, no material recognizable subsequent events were identified. See Note 25 for a description of subsequent events that are not significant to the Company’s financial statements.

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

3D Systems Corporation

Notes to Consolidated Financial Statements — (Continued)

Sales of systems generally include equipment, a software license, a warranty on the equipment, training and installation. For arrangements with multiple deliverables, revenues are recognized based on an allocation of the total amount of the arrangement to the separate units of accounting based on fair value of vendor-specific objective evidence (“VSOE”), as determined by the price charged for the undelivered items when sold separately. The Company also evaluates the impact of undelivered items on the functionality of delivered items for each sales transaction and, where appropriate, defers revenue on delivered items when that functionality has been affected. Functionality is determined to be met if the delivered products or services represent a separate earnings process.

Revenue from services is recognized at the time of performance. Training revenue is recognized after training is complete, and installation revenue is recognized after the installation is accepted. The Company provides end-users with maintenance under a warranty agreement for up to one year and defers a portion of the revenue from the related systems sale at the time of sale based on the relative fair value of those services as determined by VSOE, as determined by the renewal rate of the maintenance contract. After the initial warranty period, the Company offers these customers optional maintenance contracts. Deferred maintenance revenue is recognized ratably, on a straight-line basis, over the period of the contract.

The Company sells equipment with embedded software to its customers. The embedded software is not sold separately, it is not a significant focus of the marketing effort and the Company does not provide post-contract customer support specific to the software or incur significant costs that are within the scope of the FASB Accounting Standards Codification ASC 985, “Software”. Additionally, the functionality that the software provides is marketed as part of the overall product. The software embedded in the equipment is incidental to the equipment as a whole such that ASC 985 is not applicable. Sales of these products are recognized in accordance with ASC 605.25, “Multiple-Element Arrangements.”

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

3D Systems Corporation

Notes to Consolidated Financial Statements — (Continued)

institutions and believes its risk of loss is limited; however, at times, account balances may exceed international and U.S. federally insured limits.

In connection with the sale of the Grand Junction facility in December 2008, the repayment of the industrial development bonds was fully collateralized by increasing the cash collateral from $1,200 to $3,161 using a portion of the sale proceeds. Such restricted cash is reported separately on the consolidated balance sheets at December 31, 2008 as a current asset, and it was not available for the Company’s operations. On January 28, 2009 the Company redeemed the remaining $3,085 of outstanding bonds, plus accrued interest, in accordance with their terms using the restricted cash. The remaining restricted cash was released to the Company on January 28, 2009. See Note 11 to the consolidated financial statements.

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

Goodwill and Intangible Assets

The annual impairment testing required by ASC Section 350, “Intangibles — Goodwill and Other” requires the Company to use judgment and could require the Company to write down the carrying value of its

3D Systems Corporation

Notes to Consolidated Financial Statements — (Continued)

goodwill and other intangible assets in future periods. The Company allocated goodwill to identifiable geographic reporting units, which are tested for impairment using a two-step process detailed in that statement. See Note 7 to the consolidated financial statements. The first step requires comparing the fair value of each reporting unit with the carrying amount, including goodwill. If that fair value exceeds the carrying amount, the second step of the process is not required to be performed, and no impairment charge is required to be recorded. If that fair value does not exceed that carrying amount, the Company must perform the second step, which requires an allocation of the fair value of the reporting unit to all assets and liabilities of that unit as if the reporting unit had been acquired in a purchase business combination and the fair value of the reporting unit was the purchase price. The goodwill resulting from that purchase price allocation is then compared to the carrying amount with any excess recorded as an impairment charge.

Goodwill set forth on the Consolidated Balance Sheet as of December 31, 2009 arose from acquisitions carried out in 2009 and in years prior to December 31, 2007. Goodwill arising from prior year acquisitions was allocated to geographic reporting units based on the percentage of SLS® systems then installed by geographic area. Goodwill arising from other acquisitions was allocated to geographic reporting units based on geographic dispersion of the acquired companies’ sales at the time of their acquisition.

The Company is required to perform a valuation of each of its three geographic reporting units annually, or upon significant changes in the Company’s business environment. The Company conducted its annual impairment analysis in the fourth quarter of 2009. To determine the fair value of each reporting unit the Company utilized discounted cash flows, using five years of projected unleveraged free cash flows and terminal EBITDA earnings multiples. The discount rates used for the analysis reflected a weighted average cost of capital based on industry and capital structure adjusted for equity risk premiums and size risk premiums based on market capitalization. The discounted cash flow valuation uses projections of future cash flows and includes assumptions concerning future operating performance and economic conditions and may differ from actual future cash flows. The Company also considered the current trading multiples of comparable publicly-traded companies and the historical pricing multiples for comparable merger and acquisition transactions that have occurred in the industry. The control premium that a third party would be willing to pay to obtain a controlling interest in the Company was considered when determining fair value. Under each fair value measurement methodology considered, the fair value of each reporting unit exceeded its carrying value; accordingly, no goodwill impairment adjustments were recorded. In addition, factors such as the performance of competitors were also considered. The Company concluded that there was a reasonable basis for the excess of the estimated fair value of the geographic reporting units over its market capitalization.

The estimated fair value of the three geographic reporting units incorporated judgment and the use of estimates by management. Potential factors requiring assessment include a further or sustained decline in our stock price, variance in results of operations from projections, and additional acquisition transactions in the industry that reflect a lower control premium. Any of these factors may cause management to re-evaluate goodwill during any quarter throughout the year. If an impairment charge were to be taken for goodwill it would be a non-cash charge and would not impact the Company’s cash position or cash flows; however, such a charge could have a material impact to equity and the statement of operations.

There was no goodwill impairment for the years ended December 31, 2009, 2008 or 2007.

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

3D Systems Corporation

Notes to Consolidated Financial Statements — (Continued)

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

The Company performed an analysis of the fair value of long-lived assets in accordance with ASC Section 360. No impairment loss was recorded for the periods presented.

Capitalized Software Costs

Certain software development and production costs were capitalized when the related product reached technological feasibility. No costs were capitalized in 2009 or 2008. Costs capitalized in 2007 were $599. Amortization of software development costs begins when the related products are available for use in related systems. Amortization expense, included in cost of sales, amounted to $141, $1,017 and $199 for 2009, 2008 and 2007, respectively, based on the straight-line method using an estimated useful life of one year. Net capitalized software costs aggregated $0, $141 and $1,158 at December 31, 2009, 2008 and 2007, respectively, and are included in intangible assets in the accompanying consolidated balance sheets.

Contingencies

The Company follows the provisions of ASC Section 450, “Contingencies,” which requires that an estimated loss from a loss contingency be accrued by a charge to income if it is both probable that an asset has been impaired or that a liability has been incurred and that the amount of the loss can be reasonably estimated.

Foreign Currency Translation

The Company transacts business globally and is subject to risks associated with fluctuating foreign exchange rates. More than 50% of the Company’s consolidated revenue is derived from sales outside the U.S. This revenue is generated primarily from the operations of a research and production subsidiary in Switzerland and from non-U.S. sales subsidiaries in their respective countries and surrounding geographic areas. This revenue is primarily denominated in each subsidiary’s local functional currency although certain sales are denominated in other currencies, including U.S. dollars or the Euro. These subsidiaries incur most of their expenses (other than intercompany expenses) in their local functional currency. These currencies include Euros, British Pounds, Swiss Francs and Japanese Yen.

The geographic areas outside the U.S. in which the Company operates are generally not considered to be highly inflationary. Nonetheless, these foreign operations are sensitive to fluctuations in currency exchange rates arising from, among other things, certain intercompany transactions that are generally denominated in U.S. dollars rather than their respective functional currencies. The Company’s operating results, assets and liabilities are subject to the effect of foreign currency translation when the revenue, expenses and the assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars in the Company’s consolidated financial statements. The assets and liabilities of the Company’s foreign subsidiaries are translated from their respective functional currencies into U.S. dollars based on the translation rate in effect at the end of the related reporting period. The revenue and expenses of the Company’s foreign subsidiaries are translated to U.S. dollars based on the average conversion rate for the related period. Gains and losses

3D Systems Corporation

Notes to Consolidated Financial Statements — (Continued)

resulting from these conversions are recorded in other comprehensive income (loss) in the consolidated balance sheets.

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

The Company applies ASC Section 815, “Derivatives and Hedging,” to report all derivative instruments on the balance sheet at fair value. The Company has not qualified for hedge accounting; therefore, all gains and losses (realized or unrealized) related to foreign currency derivative instruments and all gains and losses (realized or unrealized) related to interest rate derivative instruments are recognized in interest and other expense, net in the consolidated statements of operations.

The Company and its subsidiaries conduct business in various countries using both their functional currencies and other currencies to effect cross border transactions. As a result, they are subject to the risk that fluctuations in foreign exchange rates between the dates that those transactions are entered into and their respective settlement dates will result in a foreign exchange gain or loss. When practicable, the Company endeavors to match assets and liabilities in the same currency on its U.S. balance sheet and those of its subsidiaries in order to reduce these risks. The Company, when it considers it to be appropriate, enters into foreign currency contracts to hedge the exposures arising from those transactions. At December 31, 2009 and 2008, these contracts included contracts for the purchase of currencies other than the U.S. dollar. The purchase contracts related primarily to the procurement of inventory from a third party denominated in Swiss francs.

The dollar equivalent of the foreign currency contracts and their related fair values as of December 31, 2009 and 2008 were as follows:

	Foreign Currency
	Purchase Contracts
	2009	2008

Notional amount	$1,587	$1,680
Fair value	1,563	1,699

Net unrealized (loss) gain	$(24)	$19

The net fair value of all foreign exchange contracts at December 31, 2009 and 2008 reflected a net unrealized (loss) gain of $(24) and $19, respectively. These foreign currency contracts outstanding at December 31, 2009 expired at various times between January 6, 2010 and February 3, 2010. See Note 20 to the consolidated financial statements.

The total impact of foreign currency related items on the consolidated statements of operations was a net loss of $104 for 2009 and net gains of $401 and $48 for 2008 and 2007, respectively.

3D Systems Corporation

Notes to Consolidated Financial Statements — (Continued)

The Company is exposed to credit risk if the counterparties to such transactions are unable to perform their obligations. However, the Company seeks to minimize such risk by entering into transactions with counterparties that are believed to be creditworthy financial institutions.

Research and Development Costs

Research and development costs are expensed as incurred.

Earnings per Share

Basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss), as adjusted for the assumed issuance of all dilutive shares, by the weighted average number of shares of common stock outstanding plus the number of additional common shares that would have been outstanding if all dilutive common shares issuable upon exercise of outstanding stock options or conversion of convertible securities had been issued. Common shares related to stock options are excluded from the computation when their effect is anti-dilutive, that is, when their inclusion would increase the Company’s net income per share or reduce its net loss per share.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expenses were $523, $1,250 and $1,450 for the years ended December 31, 2009, 2008 and 2007, respectively.

Pension costs

The Company sponsors a retirement benefit for one of its non-U.S. subsidiaries in the form of a defined benefit pension plan. Accounting standards require the cost of providing this pension benefit be measured on an actuarial basis. Actuarial gains and losses resulting from both normal year-to-year changes in valuation assumptions and differences from actual experience are deferred and amortized. The application of these accounting standards requires management to make assumptions and judgments that can significantly affect these measurements. Critical assumptions made by management in performing these actuarial valuations include the selection of the discount rate to determine the present value of the pension obligations that affects the amount of pension expense recorded in any given period. Changes in the discount rate could have a material effect on the Company’s reported pension obligations and related pension expense. See Note 16 to the consolidated financial statements.

Equity Compensation Plans

The Company maintains stock-based compensation plans that are described more fully in Note 14. Under the fair value recognition provisions of ASC Section 718, “Compensation — Stock Compensation,” stock-based compensation is estimated at the grant date based on the fair value of the awards expected to vest and recognized as expense ratably over the requisite service period of the award.

Income Taxes

The Company and its domestic subsidiaries file a consolidated U.S. federal income tax return. The Company’s non-U.S. subsidiaries file income tax returns in their respective jurisdictions. The Company provides for income taxes on those portions of its foreign subsidiaries’ accumulated earnings that the Company believes are not reinvested permanently in their business.

3D Systems Corporation

Notes to Consolidated Financial Statements — (Continued)

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

The Company applies ASC 740 (formerly FIN 48) to determine the impact of an uncertain tax position on the income tax returns. In accordance with ASC 740, this impact must be recognized at the largest amount that is more likely than not to be required to be recognized upon audit by the relevant taxing authority. See Note 21 to the consolidated financial statements.

The Company includes interest and penalties accrued in the consolidated financial statements as a component of income tax expense.

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standard Codificationtm (“Codification” or “ASC”) and the Hierarchy of Generally Accepted Accounting Principles,” effective for interim and annual reporting periods ending after September 15, 2009. This statement replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” and establishes the Codification (“ASC”) as the source of authoritative U.S. accounting principles used in the preparation of financial statements in conformity with GAAP. All guidance contained in the Codification carries an equal level of authority. The Codification does not replace or affect guidance issued by the SEC or its staff. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right; rather, ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. This statement became effective in the third quarter of 2009, and references made to FASB guidance throughout this document have been updated for the Codification.

The Company has adopted ASC 820 as it relates to financial assets and liabilities as of January 1, 2008 and as it relates to nonfinancial assets and liabilities as of January 1, 2009, and the impact of the adoption was not significant. See Notes 10 and 20 to the condensed consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” which is now incorporated into ASC 805, “Business Combinations.” ASC 805 provides revised guidance on how acquirers recognize and measure the consideration transferred, identifiable assets acquired, liabilities assumed, non-controlling interests, and goodwill acquired in a business combination. It also expands required disclosures surrounding the nature and financial effects of business combinations and is effective, on a prospective basis, for fiscal years beginning after December 15, 2008. The Company adopted the standard as of January 1, 2009 and the impact of adoption was not significant. See Note 3 to the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51.” This guidance is now incorporated into ASC 810, “Consolidation.” It establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. ASC 810 also establishes disclosure requirements that clearly

3D Systems Corporation

Notes to Consolidated Financial Statements — (Continued)

identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The Company adopted the standard as of January 1, 2009 and the impact of adoption was not significant.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133,” which is now incorporated into ASC 815, “Derivatives and Hedging.” ASC 815 requires entities to provide enhanced disclosure about how and why the entity uses derivative instruments, how the instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and how the instruments and related hedged items affect the financial position, results of operations, and cash flows of the entity. The statement became effective for the Company starting in January 2009, and the impact of the adoption was not significant.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This guidance is now incorporated into ASC 825, “Financial Instruments.” This guidance requires disclosures about fair values of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. It also requires those disclosures in summarized financial information at interim reporting periods. The guidance became effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted ASC 825 for the period ended June 30, 2009, and the impact of the adoption was not significant; see Notes 10 and 20 to the consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” which is now incorporated into ASC 855, “Subsequent Events.” ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. ASC 855 became effective for the Company for the period ended June 30, 2009 and is to be applied prospectively. The impact of adoption was not significant. See Note 25 to the consolidated financial statements.

In October 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force,” to provide amendments to the criteria in Subtopic 609-24 of the Codification for separating consideration into multiple-deliverable revenue arrangements. ASU 2009-13 establishes a selling price hierarchy for determining the selling price of each specific deliverable, which includes vendor-specific objective evidence (“VSOE”) if available, third party evidence if VSOE is not available or estimated selling price if neither VSOE nor third party evidence is available. ASU 2009-13 also eliminates the residual method for allocating revenue between the elements of an arrangement and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the arrangement proportionally to each deliverable on the basis of each deliverable’s selling price. This update expands the disclosure requirements regarding a vendor’s multiple-deliverable revenue arrangements. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company is currently evaluating the impact of ASU 2009-13 on its consolidated financial statements.

In October 2009, the FASB issued ASU 2009-14, “Certain Revenue Arrangements That Include Software Elements — a consensus of the FASB Emerging Issues Task Force.” This Update removes tangible products containing software components and nonsoftware components that function together to deliver the tangible product’s essential functionality from the scope of the software revenue guidance in Subtopic 985-605 of the Codification. Additionally, ASU 2009-14 provides guidance on how a vendor should allocate arrangement

3D Systems Corporation

Notes to Consolidated Financial Statements — (Continued)

consideration to deliverables in an arrangement that includes both tangible products and software that is not essential to the product’s functionality. ASU 2009-14 requires the same expanded disclosures that are included within ASU 2009-13. ASU 2009-14 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. A company is required to adopt the amendments in both ASU 2009-13 and ASU 2009-14 in the same period using the same transition method. The Company is currently evaluating the impact of ASU 2009-14 on its consolidated financial statements.

Note 3	Acquisitions

On October 1, 2009, the Company acquired the assets of Acu-Cast Technologies in Lawrenceburg, Tennessee, a service bureau that provides various prototypes and end-use parts built using the Company’s SLA® systems. Acu-Cast Technologies also operates a plaster casting foundry and offers a broad variety of finishing options on the parts it produces. The Company acquired Acu-Cast Technologies for its breadth of product and finishing offerings. Acu-Cast Technologies has been integrated into the Company’s 3Dpropartstm service.

On November 24, 2009, the Company acquired the assets of AdvaTech Manufacturing in Goodland, Indiana, a provider of rapid prototyping and manufacturing services to the aerospace and defense industries. It creates prototypes and end-use parts built using the Company’s SLS® systems. The Company acquired AdvaTech Manufacturing for its expertise providing parts to the aerospace industry. AdvaTech Manufacturing has been integrated into the Company’s 3Dpropartstm service.

The fair value of the consideration paid for these two acquisitions totaled $4,098 and was allocated to the assets purchased and liabilities assumed based on their estimated fair values as of the acquisition dates, with the excess recorded as goodwill, as shown in the table below. These amounts are included in the Company’s consolidated balance sheets at December 31, 2009.

2009

Fixed assets	$4,324
Intangible assets	760
Goodwill	408
Net liabilities assumed	(1,394)

Net assets acquired	$4,098

On February 16, 2010, the Company acquired the assets of Moeller Design in Seattle, Washington, a leader in premium precision investment casting services and prototyping for aerospace and medical device applications. Its parts and prototypes are built using the Company’s SLA® systems. The Company acquired Moeller Design for its expertise in producing premium parts and to expand the geographic footprint of its 3Dpropartstm service to the west coast. The Company is in the process of integrating Moeller Design into its 3Dpropartstm service. Due to the timing of this acquisition, at the time of this filing the Company is in the process of allocating the fair value of assets purchased and other intangibles identified as of the acquisition date, with any excess to be recorded as goodwill.

3D Systems Corporation

Notes to Consolidated Financial Statements — (Continued)

Note 4	Inventories

Components of inventories, net at December 31, 2009 and 2008 are as follows:

	2009	2008

Raw materials	$2,294	$1,635
Inventory held by assemblers	—	34
Work in process	253	146
Finished goods and parts	18,524	22,359

Total cost	21,071	24,174
Less: reserves	(2,693)	(3,156)

Inventories, net	$18,378	$21,018

The balances of parts in inventory at December 31, 2009 and 2008 were $10,890 and $11,473, respectively.

Note 5	Property and Equipment

Property and equipment at December 31, 2009 and 2008 are summarized as follows:

	2009	2008	Useful Life
			(In years)

Land	$152	$—	N/A
Building	9,454	8,566	25
Machinery and equipment	23,418	27,492	3-7
Capitalized software — ERP	3,096	3,096	5
Office furniture and equipment	3,358	3,404	5
Leasehold improvements	4,941	7,567	Life of Lease
Rental equipment	1,079	1,116	5
Construction in progress	1,243	298	N/A

Total property and equipment	46,741	51,539
Less: Accumulated depreciation and amortization	(21,952)	(27,467)

Total property and equipment, net of accumulated depreciation and amortization	$24,789	$24,072

Depreciation and amortization expense for 2009, 2008 and 2007 was $4,882, $4,872, and $4,296, respectively. Leasehold improvements are amortized on a straight-line basis over the shorter of (i) their estimated useful lives and (ii) the estimated or contractual life of the related lease.

Capitalized leases related to buildings had a cost of $8,496 at December 31, 2009 and 2008. Capitalized leases related to office furniture and equipment had a cost of $542 at December 31, 2009 and 2008.

For each of the years ended December 31, 2009 and 2008, the Company recognized software amortization expense of $537 for enterprise resource planning (“ERP”) system capitalization costs.

In December 2008, the Company sold of its Grand Junction, Colorado facility for $5,500, consisting of $3,500 of cash proceeds (before deducting closing costs) and a $2,000 zero interest, five-year promissory note from the buyer. Following the closing of the Grand Junction facility in 2006, approximately $3,454 of assets, net of accumulated depreciation, were reclassified on the Company’s consolidated balance sheet from long-term assets to current assets, where they had been recorded as assets held for sale.

3D Systems Corporation

Notes to Consolidated Financial Statements — (Continued)

The Company discounted the note receivable by $1,017, reducing the net gain to $636. In accordance with ASC Section 360.20, “Real Estate Sales,” the Company has not recognized this gain on the sale of its Grand Junction facility as of December 31, 2009. The carrying value of the long-term receivable, net of the discount and deferred gain is recorded in “Other assets, net.” Only a small portion of the gain will be recognized until the earlier of (i) the sale of the property securing the note by the buyer, or (ii) repayment of the promissory note by the buyer.

Note 6	Intangible Assets

(a) Licenses and patent costs at December 31, 2009 and 2008 are summarized as follows:

			Weighted Average
	2009	2008	Useful Life
			(In years)

Licenses, at cost	$5,875	$5,875	0.8
Patent costs	16,069	16,078	7.0

	21,944	21,953
Less: Accumulated amortization	(19,036)	(18,431)

Net licenses and patent costs	$2,908	$3,522

During 2009, 2008 and 2007, the Company capitalized $223, $297 and $683, respectively, for costs incurred to acquire, develop and extend patents in the United States and various other countries. Amortization of such previously capitalized patent costs was $829 in 2009, $787 in 2008, and $1,467 in 2007. The Company expects amortization expense with respect to previously capitalized patent costs to be $408 in 2010, $387 in 2011, $216 in 2012, $248 in 2013 and $274 in 2014.

(b) Acquired Technology

Acquired technology, which was purchased in 2001 in connection with the DTM Corporation acquisition, became fully amortized in 2007, when the Company amortized the remaining $948 balance. At December 31, 2009, the gross acquired technology balance was $10,367. Acquired technology and the related accumulated amortization each increased $30 in 2009 from $10,337 in 2008 for the effect of foreign currency exchange rates reflecting the impact of amounts recorded in currencies other than the U.S. dollar on the financial statements of foreign subsidiaries.

(c) Other Intangible Assets

The Company had $726 and $141 of other net intangible assets, including internally developed software and non-compete agreements from acquisitions, as of December 31, 2009 and 2008, respectively. Acquisition activities during the year ended December 31, 2009 yielded $760 of other intangible assets. Amortization expense related to such intangible assets was $175, $1,017, and $279 for the years ended December 31, 2009, 2008 and 2007, respectively.

3D Systems Corporation

Notes to Consolidated Financial Statements — (Continued)

Note 7	Goodwill

The following are the changes in the carrying amount of goodwill by geographic reporting unit:

			Asia-
	U.S.	Europe	Pacific	Total

Balance at January 1, 2008	$18,605	$22,147	$6,930	$47,682
Effect of foreign currency exchange rates	—	328	—	328

Balance at December 31, 2008	18,605	22,475	6,930	48,010
Effect of foreign currency exchange rates	—	312	—	312
Goodwill acquired through acquisitions	408	—	—	408

Balance at December 31, 2009	$19,013	$22,787	$6,930	$48,730

The effect of foreign currency exchange rates in the preceding table reflects the impact on goodwill of amounts recorded in currencies other than the U.S. dollar on the financial statements of subsidiaries in these geographic areas resulting from the yearly effect of foreign currency translation between the applicable functional currency and the U.S. dollar. The remaining goodwill for Europe and the entire amount of goodwill for Asia-Pacific represent amounts allocated in U.S. dollars from the U.S. to those geographic areas for financial reporting purposes.

Note 8	Employee Benefits

The Company sponsors a Section 401(k) plan (the “Plan”) covering substantially all of its eligible U.S. employees. The Plan entitles eligible employees to make contributions to the Plan after meeting certain eligibility requirements. Contributions are limited to the maximum contribution allowances permitted under the Internal Revenue Code. The Company matches 50% of the employee contributions up to a maximum of $3 as set forth in the Plan. The Company may also make discretionary contributions to the Plan, which would be allocable to participants in accordance with the Plan. For the years ended December 31, 2009, 2008 and 2007, the Company expensed $187, $206 and $213, respectively, for matching contributions to the Plan.

Note 9	Accrued and Other Liabilities

Accrued liabilities at December 31, 2009 and 2008 are as follows:

	2009	2008

Compensation and benefits	$3,680	$2,239
Vendor accruals	1,197	1,880
Accrued professional fees	642	1,064
Accrued taxes	2,400	1,148
Royalties payable	244	297
Non-contractual obligation to repurchase inventory held by assemblers	—	34
Accrued interest	50	54
Net liabilities assumed in acquisitions	1,394	—
Accrued other	1,507	1,341

	$11,114	$8,057

3D Systems Corporation

Notes to Consolidated Financial Statements — (Continued)

Other liabilities at December 31, 2009 and 2008 are summarized below:

	2009	2008

Defined benefit pension obligation. See Note 16	$3,237	$2,801
Other long-term liabilities	707	476

	$3,944	$3,277

Note 10	Financial Instruments

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

The carrying amounts and fair values of the Company’s other financial instruments at December 31, 2009 and 2008 were as follows:

	2009		2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial assets:
Grand Junction note receivable	$1,126	$1,134	$983	$983

Financial liabilities:
Industrial development bonds	$—	$—	$3,085	$3,085

The fair value of the Grand Junction note receivable was calculated at December 31, 2009 by discounting the remaining payments using a 15.67% discount rate. This rate was derived by taking the risk-free interest rate for similar maturities and adding an estimated risk premium intended to reflect the credit risk.

The foregoing estimates are subjective and involve uncertainties and matters of significant judgment. Changes in assumptions could significantly affect the Company’s estimates.

Note 11	Borrowings

Industrial development bonds

The Company’s Grand Junction, Colorado facility was financed by industrial development bonds in the original aggregate principal amount of $4,900. At December 31, 2008, the outstanding principal amount of these bonds was $3,085. The interest rate at December 31, 2008 was 1.28%.

Upon the sale of the facility in December 2008, the Company fully collateralized the repayment of the industrial development bonds, including interest and other amounts due through the redemption date, with a portion of the sale proceeds and the $1,200 of restricted cash previously held by the trustee.

The Company redeemed the remaining outstanding bonds, plus accrued interest through the redemption date, in accordance with their terms on January 28, 2009.

3D Systems Corporation

Notes to Consolidated Financial Statements — (Continued)

The following assets and liabilities related to the Grand Junction facility were classified as current assets or liabilities on the balance sheet at December 31, 2008 as follows:

2008

Current assets:
Restricted cash	$3,161

Current liabilities:
Industrial development bonds	$3,085

Such restricted cash was held on deposit as security for the Company’s obligations under the industrial development bonds discussed above, and therefore was not available to the Company at December 31, 2008 for its general use.

Interest expense totaled $618 in 2009, compared to $918 in 2008 and $1,830 in 2007, while interest income totaled $9 in 2009, compared to $526 in 2008 and $1,001 in 2007, all reflecting the combined effect of lower interest rates and the repayment of the industrial development bonds in 2009. Other expense (income) totaled $551 in 2009, compared to $(22) in 2008 and $243 in 2007.

Note 12	Lease Obligations

The Company leases certain of its facilities and equipment under capitalized leases and other facilities and equipment under non-cancelable operating leases. The leases are generally on a net-rent basis, under which the Company pays taxes, maintenance and insurance. Leases that expire at various dates through 2031 are expected to be renewed or replaced by leases on other properties. Rental expense for the years ended December 31, 2009, 2008 and 2007 aggregated $1,686, $1,843, and $2,702, respectively.

The Company’s future minimum lease payments as of December 31, 2009 under capitalized leases and non-cancelable operating leases, with initial or remaining lease terms in excess of one year, were as follows:

	Capitalized	Operating
	Leases	Leases

Years ending December 31:
2010	$795	$1,257
2011	786	687
2012	701	434
2013	701	188
2014	701	—
Later years	13,000	—

Total minimum lease payments	16,684	$2,566

Less amounts representing imputed interest	(8,217)

Present value of minimum lease payments	8,467
Less current portion of capitalized lease obligations	(213)

Capitalized lease obligations, excluding current portion	$8,254

Rock Hill Facility

The Company leases its current headquarters and research and development facility pursuant to a lease agreement with KDC-Carolina Investments 3, LP. After its initial term ending August 31, 2021, the lease provides the Company with the option to renew the lease for two additional five-year terms. The lease also

3D Systems Corporation

Notes to Consolidated Financial Statements — (Continued)

grants the Company the right to cause KDC, subject to certain terms and conditions, to expand the leased premises during the term of the lease, in which case the term of the lease would be extended. The lease is a triple net lease and provides for the payment of base rent of approximately $0.7 million annually from 2009 through 2020, including rent escalations in 2011 and 2016, and $0.5 million in 2021. Under the terms of the lease, the Company is obligated to pay all taxes, insurance, utilities and other operating costs with respect to the leased premises. The lease also grants the Company the right to purchase the leased premises and undeveloped land surrounding the leased premises on terms and conditions described more particularly in the lease. This lease is recorded as a capitalized lease obligation under ASC Section 840, “Leases.” The implicit interest rate at December 31, 2009 and 2008 was 6.93%.

Furniture and Fixtures Lease

The Company maintains a lease financing with a financial institution covering office furniture and fixtures. In accordance with ASC 840, the Company has recorded this lease as a capitalized lease. The terms of the lease require the Company to make monthly payments through October 2011. The implicit interest rate at December 31, 2009 and 2008 was 8.05%.

Note 13	Preferred Stock

The Company had 5,000 shares of preferred stock that were authorized but unissued at December 31, 2009 and 2008. In connection with the stockholders’ rights plan approved by the Company’s Board of Directors in December 2008, 1,000 shares of such preferred stock were authorized as Series A Preferred Stock but were unissued at December 31, 2009.

Note 14	Stock-Based Compensation and Stockholders’ Rights Plan

Stock-based compensation expense for vesting options was $0 for the years ended December 31, 2009 and 2008. The Company recorded a $678 charge to operations in 2007 for stock-based compensation related to options granted from 1998 through 2004.

Effective May 19, 2004, the Company adopted its 2004 Incentive Stock Plan (the “2004 Stock Plan”) and its 2004 Restricted Stock Plan for Non-Employee Directors (the “2004 Director Plan”). Effective upon the adoption of these Plans, all the Company’s previous stock option plans terminated, except with respect to options outstanding under those plans. As of December 31, 2009 and 2008, the aggregate number of shares of common stock underlying outstanding options issued under all previous stock option plans was 864 and 886, respectively, at an average exercise price per share of $9.20 and $9.12, respectively, with expiration dates through November 2013.

In 2009, the maximum number of shares of common stock that are reserved for issuance under the 2004 Stock Plan was increased from 1,000 to 2,000. Total awards issued under this plan, net of repurchases, amounted to 314 shares of restricted stock in 2009, 12 shares of restricted stock in 2008, and 46 shares of restricted stock in 2007. The Company estimated the future value associated with awards granted in 2009, 2008, and 2007 as $2,200, $542, and $1,384, respectively, which is calculated based on the fair market value of the common stock on the date of grant less the amount paid by the recipient and is expensed over the vesting period of each award. The compensation expense recognized in 2009, 2008, and 2007 was $1,044, $1,216, and $1,677, respectively. Each of these awards was made with a vesting period of three years from the date of grant and required the recipient to pay the lesser of $1.00 for each share or an amount equal to ten percent of the fair market value of the Company’s common stock per share at the date of grant.

The purpose of this Plan is to provide an incentive that permits the persons responsible for the Company’s growth to share directly in that growth and to further the identity of their interests with the interests of the Company’s stockholders. Any person who is an employee of or consultant to the Company, or a subsidiary or

3D Systems Corporation

Notes to Consolidated Financial Statements — (Continued)

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

The 2004 Director Plan provides for the grant of up to 200 shares of common stock to non-employee directors (as defined in the Plan) of the Company, subject to adjustment in accordance with the terms of the Plan. The purpose of this Plan is to attract, retain and motivate non-employee directors of exceptional ability and to promote the common interests of directors and stockholders in enhancing the value of the Company’s common stock. Each non-employee director of the Company is eligible to participate in this Plan upon their election to the Board of Directors. The Plan provides for initial grants of 1 shares of common stock to each newly elected non-employee director, annual grants of 3 shares of common stock as of the close of business on the date of each annual meeting of stockholders, and interim grants of 3 shares of common stock, or a pro rata portion thereof, to non-employee directors elected at meetings other than the annual meeting. The issue price of common stock awarded under this Plan is equal to the par value per share of the common stock. The Company accounts for the fair value of awards of common stock made under this Plan, net of the issue price, as director compensation expense in the period in which the award is made. During the years ended December 31, 2009, 2008, and 2007, the Company recorded $146, $221, and $314, respectively, as director compensation expense in connection with awards of 21 shares in 2009, 24 shares in 2008, and 15 shares in 2007 of common stock made to the non-employee directors of the Company pursuant to this Plan.

As of December 31, 2009, 86 and 1,368 shares of common stock were available for future grants under the 2004 Director Plan and the 2004 Stock Plan, respectively. The status of the Company’s stock options is summarized below:

	2009		2008		2007
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price
	(Shares and options in thousands)

Outstanding at beginning of year	886	$9.12	1,084	$8.78	1,356	$9.16
Exercised	(15)	5.63	(161)	6.73	(269)	10.62
Lapsed or canceled	(7)	6.72	(37)	9.39	(3)	14.95

Outstanding at end of year	864	$9.20	886	$9.12	1,084	$8.78

Options exercisable at end of year	864		886		1,084
Shares available for future option grants(1)	1,368		662		729

(1)	Assumes the issuance of options permitted by the 2004 Incentive Stock Plan.

3D Systems Corporation

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes information about stock options outstanding at December 31, 2009:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Options	Contractual	Exercise	Options	Exercise
Range:	Outstanding	Life (Years)	Price	Outstanding	Price
	(Options in thousands)

$5.00 to $9.99	590	3.69	$7.26	590	$7.26
$10.00 to $14.99	164	1.75	12.02	164	12.02
$15.00 to $19.99	110	1.57	15.40	110	15.40

	864	3.05	$9.20	864	$9.20

The intrinsic value of the Company’s 864 outstanding stock options amounted to $2,409 at December 31, 2009.

In December 2008, the Company’s Board of Directors adopted a stockholder rights plan (the “Rights Plan”) and declared a dividend of one right for each share of the Company’s Common Stock held by stockholders of record as of the close of business on December 22, 2008. In addition, these rights shall be issued in respect of all shares of Common Stock issued after such date. Initially, these rights are not exercisable and trade with the shares of the Company’s Common Stock. Under the Rights Plan, these rights generally become exercisable only if a person or group acquires or commences a tender or exchange offer for 15 percent or more of the Company’s Common Stock (including, for this purpose, Common Stock involved in derivative transactions or securities). If the rights become exercisable, each right permits its holder to purchase from the Company one one-hundredth of a share of Series A Preferred Stock for the exercise price of $55.00 per right (subject to adjustment as provided in the Rights Plan). The Rights Plan also contains customary “flip-in” and “flip-over” provisions such that if a person or group acquires beneficial ownership of 15 percent or more of the Company’s Common Stock, each right permits its holder, other than the acquiring person or group, to purchase shares of the Company’s Common Stock for a price equal to the quotient obtained by dividing $55.00 per right (subject to adjustment as provided in the plan) by one-half of the then current market price of the Company’s Common Stock. In addition, if, after a person acquires such ownership, the Company is later acquired in a merger or similar transaction, each right permits its holder, other than the acquiring person or group, to purchase shares of the acquiring corporation’s stock for a price equal to the quotient obtained by dividing $55.00 per right (subject to adjustment as provided in the plan) by one-half of the then current market price of the acquiring company’s Common Stock, based on the market price of the acquiring corporation’s stock prior to such merger.

Note 15	Noncontrolling Interest

In May 2009, the Company formed MQast, LLC (“MQast”), a joint venture with an unrelated third party. MQast is an online provider of rapid, high-quality complex metal parts. The Company maintains a 51% ownership interest in MQast, and MQast’s operating results are included in the consolidated financial statements. In accordance with ASC 810, “Consolidation,” the carrying value of the noncontrolling interest is reported in the consolidated balance sheets as a separate component of equity, and both consolidated net income (loss) and comprehensive income (loss) have been adjusted to include the net income attributable to the noncontrolling interest.

Note 16	International Retirement Plan

The Company sponsors a non-contributory defined benefit pension plan for certain employees of a non-U.S. subsidiary initiated by a predecessor of the Company. The Company maintains insurance contracts

3D Systems Corporation

Notes to Consolidated Financial Statements — (Continued)

that provide an annuity that is used to fund the current obligations under this plan. The net present value of that annuity was $2,320 and $2,042 as of December 31, 2009 and 2008, respectively. The net present value of that annuity is included in Other assets on the Company’s consolidated balance sheet at December 31, 2009 and 2008.

The following table provides a reconciliation of the changes in the projected benefit obligation for the years ended December 31, 2009 and 2008:

	2009	2008

Reconciliation of benefit obligations:
Obligations as of January 1	$2,844	$2,787
Service cost	173	204
Interest cost	164	154
Actuarial loss (gain)	86	(109)
Benefit payments	(54)	(44)
Effect of foreign currency exchange rate changes	80	(148)

Obligations as of December 31	$3,293	$2,844

Funded status as of December 31 (net of tax benefit)	$(3,293)	$(2,844)

The projected benefit obligation in the table above includes $(86), $109, and $538 of unrecognized net gain (loss) for the years ended December 31, 2009, 2008 and 2007, respectively. At December 31, 2009, the Company recorded this $86 loss, net of a $29 tax benefit, as a $57 adjustment to Accumulated other comprehensive income in accordance with ASC Section 715, “Compensation — Retirement Benefits.” At December 31, 2008, the Company recorded the $109 gain, net of a $29 tax provision, as an $80 adjustment to Accumulated other comprehensive income. At December 31, 2007, the Company recorded this $538 gain, net of a $156 tax provision, as a $382 adjustment to Accumulated other comprehensive income.

The Company has recognized the following amounts in the consolidated balance sheets at December 31, 2009 and 2008:

	2009	2008

Accrued liabilities	$55	$43
Other liabilities	3,237	2,801
Accumulated other comprehensive income	138	195

Total	$3,430	$3,039

The following projected benefit obligation and accumulated benefit obligation were estimated as of December 31, 2009 and 2008:

	2009	2008

Projected benefit obligation	$3,293	$2,844

Accumulated benefit obligation	$3,084	$2,646

3D Systems Corporation

Notes to Consolidated Financial Statements — (Continued)

The following table shows the components of net periodic benefit costs and other amounts recognized in other comprehensive income:

	2009	2008

Net periodic benefit cost:
Service cost	$173	$204
Interest cost	164	154

Total	$337	$358
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net (loss) gain	$(57)	$80
Total expense (income) recognized in net periodic benefit cost and other comprehensive income	$394	$278

The following assumptions are used to determine benefit obligations as of December 31:

	2009	2008

Discount rate	5.75%	5.85%
Rate of increase in compensation	1.50%	1.50%

The following benefit payments, including expected future service cost, are expected to be paid:

Estimated future benefit payments:
2010	$77
2011	132
2012	134
2013	162
2014 and thereafter	1,135

Note 17	Warranty Contracts

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

Warranty Revenue Recognition

	Beginning Balance	Warranty	Warranty	Ending Balance
	Deferred Warranty	Revenue	Revenue	Deferred Warranty
	Revenue	Deferred	Recognized	Revenue

Year Ended December 31,
2009	$3,075	$3,417	$(3,815)	$2,677
2008	4,340	5,058	(6,323)	3,075
2007	3,723	6,700	(6,083)	4,340

3D Systems Corporation

Notes to Consolidated Financial Statements — (Continued)

Warranty Costs Incurred

		Labor and
	Materials	Overhead	Total

Year Ended December 31,
2009	$1,288	$2,476	$3,764
2008	2,580	3,619	6,199
2007	2,463	3,009	5,472

Note 18	Computation of Net Income (Loss) per Share

The following is a reconciliation of the numerator and denominator of the basic and diluted income (loss) per share computations for the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007

Numerator:
Net income(loss) available to 3D Systems common stockholders: numerator for basic net income (loss) per share	$1,066	$(6,154)	$(6,740)
Add: Effect of dilutive securities
Stock options, other equity compensation, convertible redeemable preferred stock and debentures	—	—	—

Net income (loss) available to 3D Systems common stockholders: numerator for dilutive net income (loss) per share	$1,066	$(6,154)	$(6,740)

Denominator:
Denominator for basic net income (loss) per share: weighted average shares	22,544	22,352	20,631
Add: Effect of dilutive securities
Stock options, other equity compensation, convertible redeemable preferred stock and debentures	61	—	—

Denominator for dilutive net income (loss) per share	22,605	22,352	20,631

Income (loss) per share
Basic	$0.05	$(0.28)	$(0.33)

Diluted	$0.05	$(0.28)	$(0.33)

For the years ended December 31, 2008 and 2007, potentially dilutive shares of 531 and 1,084, respectively, were excluded from the calculation of potentially dilutive shares for those years because their effect would have been anti-dilutive.

3D Systems Corporation

Notes to Consolidated Financial Statements — (Continued)

Note 19	Supplemental Cash Flow Information

	2009	2008	2007

Interest payments	$622	$939	$1,833
Income tax (receipts) payments	(541)	692	1,776
Non-cash items:
Conversion of 6% convertible subordinated debentures	—	—	15,354
Transfer of equipment from inventory to property and equipment(a)	1,323	4,615	1,644
Transfer of equipment to inventory from property and equipment(b)	915	2,395	946

(a)	Inventory is transferred from inventory to property and equipment at cost when the Company requires additional machines for training, demonstration, short-term rentals and use in its 3Dpropartstm service.

(b)	In general, an asset is transferred from property and equipment into inventory at its net book value when the Company has identified a potential sale for a used machine. The machine is removed from inventory upon recognition of the sale.

Note 20	Fair Value Measurements

ASC Section 820, “Fair Value Measurements and Disclosures,” defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs that may be used to measure fair value:

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements as of December 31, 2009
	Level 1	Level 2	Level 3	Total

Description
Cash equivalents	$19,481	$—	$—	$19,481
Currency derivative contracts(1)	1,563	—	—	1,563

Total	$21,044	$—	$—	$21,044

(1)	Unrealized gains or losses on derivatives are recorded in “Interest and other expense, net” in the condensed consolidated statements of operations at each measurement date.

3D Systems Corporation

Notes to Consolidated Financial Statements — (Continued)

The fair market value of Level 1 currency derivative contracts at December 31, 2009 and December 31, 2008 was as follows:

	Foreign Currency
	Purchase Contracts
	2009	2008

Notional amount	$1,587	$1,680
Fair value	1,563	1,699

Net unrealized (loss) gain	$(24)	$19

Note 21	Income Taxes

The components of the Company’s income (loss) before income taxes are as follows:

	2009	2008	2007

Income (loss) before income taxes:
Domestic	$(734)	$(11,047)	$(9,140)
Foreign	2,647	5,187	2,891

Total	$1,913	$(5,860)	$(6,249)

The components of income tax provision for the years ended December 31, 2009, 2008 and 2007 are as follows:

	2009	2008	2007

Current:
U.S. federal	$(41)	$(97)	$—
State	—	17	—
Foreign	506	617	759

Total	465	537	759

Deferred:
U.S. federal	—	—	—
State	—	—	—
Foreign	309	(243)	(268)

Total	309	(243)	(268)

Total income tax provision	$774	$294	$491

3D Systems Corporation

Notes to Consolidated Financial Statements — (Continued)

The overall effective tax rate differs from the statutory federal tax rate for the years ended December 31, 2009, 2008 and 2007 as follows:

	2009	2008	2007

% of Pretax Income (Loss)
Tax provision based on the federal statutory rate	35.0%	35.0%	35.0%
Change in valuation allowances	(96.3)	(46.0)	(35.2)
Deemed income related to foreign operations	109.3	(23.9)	(15.9)
Non-deductible expenses	1.3	3.4	(4.7)
State taxes, net of federal benefit, before valuation allowance	(1.4)	6.5	6.5
Impact of foreign tax settlement[1]	(2.7)	21.4	—
Return to provision adjustments, foreign current and deferred balances	(2.3)	(2.4)	6.6
Foreign income tax rate differential	(3.8)	2.7	0.9
Other(1)	1.4	(1.2)	(1.1)

Effective tax rate	40.5%	(4.5)%	(7.9)%

(1)	2008 amounts have been reclassified to conform with 2009 presentation

The difference between the Company’s effective tax rates for 2009 and 2007 and the federal statutory rate resulted primarily from changes in valuation allowances and from the impact of deemed income related to foreign operations. The difference between the Company’s effective tax rate for 2008 and the federal statutory rate resulted primarily from the favorable settlement of a tax audit for the years 2000 to 2005 with a foreign tax authority and from changes in the valuation allowances.

In 2009, the Company’s valuation allowance against net deferred income tax assets increased by $401. This increase consisted of a $497 increase against the U.S. deferred income tax assets partially offset by a $96 decrease in the valuation allowance against foreign deferred income tax assets. The increase in the valuation allowance against the net U.S. deferred income tax assets resulted primarily from the increase in the Company’s domestic net operating losses. In 2008, the Company’s valuation allowance against net deferred income tax assets increased by $26. This increase consisted of a $151 increase against the U.S. deferred income tax assets and a $125 decrease in the valuation allowance against foreign deferred income tax assets. The increase in the valuation allowance against the net U.S. deferred income tax assets resulted primarily from the increase in the Company’s domestic net operating losses. In 2007, the Company’s valuation allowance against net deferred income tax assets decreased by $817. This decrease consisted of a $2,177 increase against the U.S. deferred income tax assets offset by a $2,994 decrease in the valuation allowance against foreign deferred income tax assets. The increase in the valuation allowance against the net U.S. deferred income tax assets resulted primarily from the increase in the Company’s domestic net operating losses.

In light of the improvement in the Company’s foreign operations and management’s adoption of transfer pricing strategies that should result in future foreign taxable income, the Company determined at December 31, 2007 that it is more likely than not that it would be able to utilize a portion of its deferred income tax assets attributable to foreign income taxes, and the Company accordingly reversed $389 of its valuation allowance and recognized a corresponding benefit against its income tax provision in the consolidated statement of operations for the year ended December 31, 2007.

3D Systems Corporation

Notes to Consolidated Financial Statements — (Continued)

The components of the Company’s net deferred income tax assets at December 31, 2009 and 2008 are as follows:

	2009	2008

Deferred income tax assets:
Tax credit carry-forwards	$6,693	$6,465
Net operating loss carry-forwards	32,751	27,803
Reserves and allowances	2,248	2,314
Accrued liabilities	128	478
Intangibles	—	2,323
Stock options and awards	1,838	1,803
Deferred lease revenue	3	74
Deferred revenue	—	19

Gross deferred income tax assets	43,661	41,279
Valuation allowance	(38,727)	(38,326)

Total deferred income tax assets	4,934	2,953
Deferred income tax liabilities:
Intangibles	2,004	—
Property, plant and equipment	2,296	2,018

Total deferred income tax liabilities	4,300	2,018

Net deferred income tax assets	$634	$935

The Company accounts for income taxes in accordance with ASC 740. Under ASC 740, deferred income tax assets and liabilities are determined based on the differences between financial statement and tax bases of assets and liabilities, using enacted rates in effect for the year in which the differences are expected to reverse. The provision for income taxes is based on domestic and international statutory income tax rates in the jurisdictions in which the Company operates.

At December 31, 2009, $32,751 of the Company’s deferred income tax assets was attributable to $149,616 of net operating loss carry-forwards, which consisted of $85,709 of loss carry-forwards for U.S. federal income tax purposes, $63,632 of loss carry-forwards for U.S. state income tax purposes and $275 of loss carry-forwards for foreign income tax purposes.

At December 31, 2008, $27,803 of the Company’s deferred income tax assets was attributable to $124,924 of net operating loss carry-forwards, which consisted of $70,963 of loss carry-forwards for U.S. federal income tax purposes, $51,689 of loss carry-forwards for U.S. state income tax purposes and $2,272 of loss carry-forwards for foreign income tax purposes.

The federal net operating loss carry-forwards set forth above exclude deductions for the exercise of stock options. The net operating loss attributable to the excess of the tax deduction for the exercise of the stock options over the cumulative expense that would be recorded under ASC 718 in the financial statements is not recorded as a deferred income tax asset. The benefit of the excess deduction of $6,616 will be recorded to additional paid-in capital when the Company realizes a reduction in its current taxes payable.

At December 31, 2009 and 2008, approximately $5,897 of the federal net operating loss carry-forwards were acquired as part of the DTM acquisition in 2001 and are subject to the annual limitation of loss deduction pursuant to Section 382 of the Internal Revenue Code of 1986, as amended. The net operating loss carry-forwards for U.S. federal income tax purposes will begin to expire in 2017, and certain loss carry-

3D Systems Corporation

Notes to Consolidated Financial Statements — (Continued)

forwards for U.S. state income tax purposes begin to expire in 2010. In addition, certain loss carry-forwards for foreign income tax purposes will begin to expire in 2027 and certain other loss carry-forwards for foreign purposes do not expire. Ultimate utilization of these loss carry-forwards depends on future taxable earnings of the Company and its subsidiaries.

At December 31, 2009, tax credit carry-forwards included in the Company’s deferred income tax assets consisted of $3,058 of research and experimentation tax credit carry-forwards for U.S. federal income tax purposes, $2,696 of such tax credit carry-forwards for U.S. state income tax purposes, $554 of alternative minimum tax credit carry-forwards for U.S. federal income tax purposes and $385 of other state tax credits. The alternative minimum tax credits and $2,180 of state research and experimentation credits do not expire; the other federal and state credits begin to expire in 2012.

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

The Company has not provided for any taxes on approximately $1,807 of unremitted earnings of its foreign subsidiaries, as the Company intends to permanently reinvest all such earnings outside of the U.S. Quantifying the deferred tax liability, if any, associated with these undistributed earnings is not practical.

As a result of adoption of FIN 48 (now ASC 740), at January 1, 2007, the Company recognized a $1,208 increase to its accumulated deficit in earnings that consisted of a $323 reduction in its deferred tax assets and the recording of an $885 long-term income tax payable in its consolidated balance sheet. In addition, the Company would have recognized a $3,734 increase to deferred tax assets for unrecognized benefits related to positions taken in prior periods, which would have affected accumulated deficit in earnings if it had not made, which it did, a corresponding increase in the valuation allowance maintained in its consolidated financial statements. The Company increased its ASC 740 reserve by $209 for the year ended December 31, 2009, and decreased this reserve by $521 for the year ended December 31, 2008. The Company decreased its unrecognized benefits by $3,431 for the year ended December 31, 2009, as a result of amending certain of its prior years’ income tax returns, and increased these benefits by $289 for the year ended December 31, 2008. The Company does not anticipate any additional unrecognized tax benefits during the next twelve months that would result in a material change to its consolidated financial position.

Unrecognized Tax Benefits	2009	2008	2007

Balance at January 1	$3,079	$2,790	$2,526
Increases related to prior year tax positions	—	373	60
Decreases related to prior year tax positions	(3,281)	(59)	(189)
Increases related to current year tax positions	—	—	5
Decreases related to current year tax positions	(150)	(9)	(339)
Decreases in unrecognized liability due to settlements with foreign tax authorities	—	(16)	727

Balance at December 31	$(352)	$3,079	$2,790

The Company includes interest and penalties accrued in the consolidated financial statements as a component of income tax expense.

The principal tax jurisdictions in which the Company files income tax returns are the United States, France, Germany, Japan, Italy, Switzerland and the United Kingdom. Tax years 2006 through 2009 remain subject to examination by the U.S. Internal Revenue Service. Should the Company utilize any of its U.S. loss carry- forwards, its losses, which date back to 1997, would be subject to examination. The Company’s

3D Systems Corporation

Notes to Consolidated Financial Statements — (Continued)

non-U.S. subsidiaries tax returns are open to possible examination beginning in the year shown in parentheses in the following countries: France (2004), Germany (2006), Japan (2004), Italy (2004), Switzerland (2005) and the United Kingdom (2007).

Note 22	Segment Information

The Company operates in one reportable business segment in which it develops, manufactures and markets worldwide 3-D printing, rapid prototyping and manufacturing systems and parts solutions, which produce three-dimensional objects more quickly than traditional manufacturing. The Company conducts its business through subsidiaries in the U.S, a subsidiary in Switzerland that operates a research and production facility and sales and service offices operated by subsidiaries in the European Community (France, Germany, the United Kingdom, Italy and Switzerland) and in Asia (Japan). The Company has historically disclosed summarized financial information for the geographic areas of operations as if they were segments in accordance with ASC Section 280, “Segment Reporting.”

Such summarized financial information concerning the Company’s geographical operations is shown in the following tables:

	2009	2008	2007

Revenue from unaffiliated customers:
United States	$48,917	$54,766	$65,502
Germany	24,128	32,307	34,773
Other Europe	24,612	29,807	34,047
Asia Pacific	15,178	22,060	22,194

Total	$112,835	$138,940	$156,516

The Company’s revenue from unaffiliated customers by type is as follows:

	2009	2008	2007

Systems and other products	$30,501	$41,323	$58,178
Materials	50,297	62,290	61,969
Services	32,037	35,327	36,369

Total revenue	$112,835	$138,940	$156,516

Intercompany sales were as follows:

	Year Ended December 31, 2009
	Intercompany Sales to
	United		Other	Asia
	States	Germany	Europe	Pacific	Total

United States	$—	$12,377	$7,415	$3,005	$22,797
Germany	477	—	3,851	—	4,328
Other Europe	7,421	559	—	—	7,980
Asia Pacific	—	—	—	—	—

Total	$7,898	$12,936	$11,266	$3,005	$35,105

3D Systems Corporation

Notes to Consolidated Financial Statements — (Continued)

	Year Ended December 31, 2008
	Intercompany Sales to
	United		Other	Asia
	States	Germany	Europe	Pacific	Total

United States	$—	$19,670	$11,677	$12,988	$44,335
Germany	1,406	—	5,873	—	7,279
Other Europe	6,766	236	—	1	7,003
Asia Pacific	—	—	—	—	—

Total	$8,172	$19,906	$17,550	$12,989	$58,617

	Year Ended December 31, 2007
	Intercompany Sales to
	United		Other	Asia
	States	Germany	Europe	Pacific	Total

United States	$—	$21,333	$11,797	$15,783	$48,913
Germany	445	—	6,793	90	7,328
Other Europe	6,973	260	—	—	7,233
Asia Pacific	—	—	—	—	—

Total	$7,418	$21,593	$18,590	$15,873	$63,474

	2009	2008	2007

Income (loss) from operations:
United States	$(2,478)	$(10,947)	$(9,820)
Germany	234	1,350	507
Other Europe	1,316	2,793	1,192
Asia Pacific	3,486	965	1,816

Subtotal	2,558	(5,839)	(6,305)
Inter-segment elimination	515	349	1,128

Total	$3,073	$(5,490)	$(5,177)

	2009	2008

Assets:
United States	$54,931	$61,974
Germany	23,873	25,762
Other Europe	50,607	43,396
Asia Pacific	20,992	21,870

Total	$150,403	$153,002

3D Systems Corporation

Notes to Consolidated Financial Statements — (Continued)

	2009	2008	2007

Depreciation and amortization:
United States	$4,943	$5,830	$6,216
Germany	359	287	379
Other Europe	403	362	309
Asia Pacific	181	197	66

Total	$5,886	$6,676	$6,970

	2009	2008

Long-lived assets:
United States	$11,941	$20,867
Germany	18,664	15,235
Other Europe	32,336	28,611
Asia Pacific	17,309	13,986

Total	$80,250	$78,699

	2009	2008	2007

Capital expenditures:
United States	$798	$3,162	$854
Germany	125	596	21
Other Europe	36	1,024	39
Asia Pacific	15	1,029	32

Total	$974	$5,811	$946

Note 23	Commitments and Contingencies

On March 14, 2008, DSM Desotech Inc. filed a complaint, in an action titled DSM Desotech Inc. v. 3D Systems Corporation in the United States District Court for the Northern District of Illinois (Eastern Division) asserting that the Company engaged in anticompetitive behavior with respect to resins used in large-frame stereolithography machines. The complaint further asserted that the Company is infringing upon two of DSM Desotech’s patents relating to stereolithography machines. The Company understands that DSM Desotech estimates the damages associated with its claims to be in excess of $40 million.

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

3D Systems Corporation

Notes to Consolidated Financial Statements — (Continued)

Note 24	Selected Quarterly Financial Data (unaudited)

The following tables set forth unaudited selected quarterly financial data:

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,
	2009	2009	2009	2009

Consolidated revenue	$36,432	$27,667	$24,705	$24,031
Gross profit	16,102	12,319	10,830	10,479
Total operating expenses	11,671	11,227	11,673	12,086
Income (loss) from operations	4,431	1,092	(843)	(1,607)
Income tax (benefit) expense	208	106	210	250
Net income (loss)	3,565	902	(1,317)	(2,084)
Basic net income (loss) per share	$0.16	$0.04	$(0.06)	$(0.09)
Diluted net income (loss) per share	$0.16	$0.04	$(0.06)	$(0.09)

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,
	2008	2008	2008	2008

Consolidated revenue	$34,920	$35,577	$36,656	$31,787
Gross profit	15,226	14,037	13,605	12,700
Total operating expenses	13,934	14,330	16,133	16,661
Income (loss) from operations	1,292	(293)	(2,528)	(3,961)
Income tax (benefit) expense(1)	(762)	360	310	386
Net income (loss)	1,849	(989)	(3,323)	(3,691)
Basic net income (loss) per share	$0.08	$(0.04)	$(0.15)	$(0.17)
Diluted net income (loss) per share	$0.08	$(0.04)	$(0.15)	$(0.17)

(1)	Includes a $1,185 benefit from settlement of foreign tax audit in the fourth quarter of 2008. See Note 21 above.

The sum of per share amounts for each of the quarterly periods presented does not necessarily equal the total presented for the year because each quarterly amount is independently calculated at the end of each period based on the net income (loss) available to common stockholders for such period and the weighted average shares of outstanding common stock for such period.

Note 25	Subsequent Event

On February 16, 2010, the Company acquired the assets of Moeller Design and Development. The acquisition was not significant to the Company’s financial statements. Future revenue from the acquisition will be reported within the service revenue line. See Note 3.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
3D Systems Corporation
Rock Hill, South Carolina

The audits referred to in our report dated February 24, 2010, relating to the Consolidated Financial Statements of 3D Systems Corporation for the years ended December 31, 2009, 2008 and 2007, which is contained in Item 8 of the Form 10-K, included the audit of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based upon our audits.

In our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/  BDO SEIDMAN, LLP
BDO Seidman, LLP
Charlotte, North Carolina
February 24, 2010

SCHEDULE II

3D Systems Corporation
Valuation and Qualifying Accounts
Years ended December 31, 2009, 2008 and 2007

			Additions
		Balance at	Charged/		Balance
Year		Beginning of	(Credited)to		at End of
Ended	Item	Year	Expense	Deductions	Year

2009	Allowance for doubtful accounts	$2,015	$909	$(1,134)	$1,790
2008	Allowance for doubtful accounts	2,072	849	(906)	2,015
2007	Allowance for doubtful accounts	2,359	109	(396)	2,072

2009	Reserve for excess and obsolete inventory	$3,156	$(15)	$(448)	$2,693
2008	Reserve for excess and obsolete inventory	2,306	1,721	(871)	3,156
2007	Reserve for excess and obsolete inventory	2,353	(82)	35	2,306

2009	Deferred income tax asset allowance accounts(1)	$38,326	$6,272	$(5,871)	$38,727
2008	Deferred income tax asset allowance accounts(1)	38,300	3,416	(3,390)	38,326
2007	Deferred income tax asset allowance accounts(1)	39,117	2,177	(2,994)	38,300

(1)	Additions represent increases in valuation allowances against deferred tax assets; deductions represent decreases in valuation allowances against deferred tax assets.