Form 10-Q
period 2010-03-31
3D SYSTEMS CORP
filed 2010-05-05
CIK 910638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
Shares of Common Stock, par value $0.001, outstanding as of April 23, 2010: 23,012,676

3D SYSTEMS CORPORATION
Quarterly Report on Form 10-Q for the
Quarter Ended March 31, 2010

PART I. — FINANCIAL INFORMATION

Item 1.	Financial Statements.
3D SYSTEMS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
(in thousands, except par value)	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$26,636	$24,913
Accounts receivable, net of allowance for doubtful accounts of $1,684 (2010) and $1,790 (2009)	21,709	23,759
Inventories, net of reserves of $2,569 (2010) and $2,693 (2009)	20,278	18,378
Prepaid expenses and other current assets	2,593	2,415
Deferred income tax assets	576	634
Restricted cash	54	54

Total current assets	71,846	70,153
Property and equipment, net	25,300	24,789
Intangible assets, net	5,268	3,634
Goodwill	48,416	48,730
Other assets, net	3,033	3,097

Total assets	$153,863	$150,403

LIABILITIES AND EQUITY
Current liabilities:
Current portion of capitalized lease obligations	$215	$213
Accounts payable	14,218	12,994
Accrued and other liabilities	10,068	11,114
Customer deposits	534	627
Deferred revenue	8,159	8,487

Total current liabilities	33,194	33,435
Long-term portion of capitalized lease obligations	8,201	8,254
Other liabilities	3,790	3,944

Total liabilities	45,185	45,633

Commitments and contingencies	—	—
3D Systems’ stockholders’ equity:
Preferred stock, authorized 5,000 shares, none issued	—	—
Common stock, $0.001 par value, authorized 60,000 shares; 23,038 (2010) and 22,774 (2009) issued	23	23
Additional paid-in capital	180,166	177,682
Treasury stock, at cost: 74 shares (2010 and 2009)	(134)	(134)
Accumulated deficit	(75,473)	(77,491)
Accumulated other comprehensive income	4,096	4,617

Total 3D Systems’ stockholders’ equity	108,678	104,697

Noncontrolling interest	—	73

Total equity	108,678	104,770

Total liabilities and equity	$153,863	$150,403

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2010	2009
Revenue:
Products	$22,397	$15,489
Services	9,230	8,542

Total revenue	31,627	24,031

Cost of sales:
Products	11,004	7,937
Services	6,302	5,615

Total cost of sales	17,306	13,552

Gross profit	14,321	10,479

Operating expenses:
Selling, general and administrative	9,158	9,188
Research and development	2,505	2,898

Total operating expenses	11,663	12,086

Income (loss) from operations	2,658	(1,607)
Interest and other expense, net	404	227

Income (loss) before income taxes	2,254	(1,834)
Provision for income taxes	236	250

Net income (loss)	$2,018	$(2,084)

Net earnings (loss) per share — basic and diluted	$0.09	$(0.09)

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2010	2009
Cash flows from operating activities:
Net income (loss)	$2,018	$(2,084)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income taxes	41	(121)
Depreciation and amortization	1,511	1,607
(Benefit of) provision for bad debts	(4)	703
Stock-based compensation	267	389
Loss on the disposition of property and equipment	2	—
Changes in operating accounts:
Accounts receivable	1,590	6,449
Inventories	(1,982)	472
Prepaid expenses and other current assets	(165)	(827)
Accounts payable	1,405	(2,520)
Accrued liabilities	92	(1,612)
Customer deposits	(84)	(350)
Deferred revenue	(195)	(395)
Other operating assets and liabilities	271	(29)

Net cash provided by operating activities	4,767	1,682

Cash flows used in investing activities:
Purchases of property and equipment	(254)	(285)
Additions to license and patent costs	(118)	(37)
Acquisition of businesses	(2,600)	—

Net cash used in investing activities	(2,972)	(322)

Cash flows provided by financing activities:
Stock option and restricted stock proceeds	217	33
Repayment of long-term debt	(52)	(49)
Repayment of short-term borrowings	—	(3,085)
Restricted cash	—	3,198

Net cash provided by financing activities	165	97

Effect of exchange rate changes on cash	(237)	(204)

Net increase in cash and cash equivalents	1,723	1,253

Cash and cash equivalents at the beginning of the period	24,913	22,164

Cash and cash equivalents at the end of the period	$26,636	$23,417

Supplemental Cash Flow Information:
Interest payments	$149	$161
Income tax payments	125	67
Non-cash items:
Transfer of equipment from inventory to property and equipment, net(a)	430	32
Transfer of equipment to inventory from property and equipment, net(b)	369	33
Stock issued for acquisitions of businesses	2,000	—

(a)	Inventory is transferred from inventory to property and equipment at cost when the Company requires additional machines for training, demonstration or short-term rentals.

(b)
In general, an asset is transferred from property and equipment, net into inventory at its net book value when the Company has identified a potential sale for a used machine. The machine is removed from inventory upon recognition of the sale.

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)

	Equity Attributable to 3D Systems’ Stockholders
	Common Stock							Accumulated	Total	Equity
		Par		Additional				Other	3D Systems’	Attributable to
(In thousands,		Value		Paid in	Treasury Stock		Accumulated	Comprehensive	Stockholders’	Noncontrolling	Total
except par value)	Shares	$0.001		Capital	Shares	Amount	Deficit	Income	Equity	Interest	Equity
Balance at December 31, 2009	22,774	$23		$177,682	74	$(134)	$(77,491)	$4,617	$104,697	$73	$104,770
Exercise of stock options	15	—	(a)	160	—	—	—	—	160	—	160
Issuance (repurchase) of restricted stock, net	57	—	(a)	57	—	—	—	—	57	—	57
Stock compensation expense	—	—		267	—	—	—	—	267	—	267
Issuance of stock for acquisitions	192	—	(a)	2,000	—	—	—	—	2,000	—	2,000
Net income	—	—		—	—	—	2,018	—	2,018	—	2,018
Acquisition of noncontrolling interest	—	—		—	—	—	—	—	—	(73)	(73)
Loss on pension plan — unrealized	—	—		—	—	—	—	(7)	(7)	—	(7)
Foreign currency translation adjustment	—	—		—	—	—	—	(514)	(514)	—	(514)

Balance at March 31, 2010	23,038	$23		$180,166	74	$(134)	$(75,473)	$4,096	$108,678	$—	$108,678

(a)	Amounts not shown due to rounding.
See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2010	2009
Net income (loss)	$2,018	$(2,084)
Other comprehensive loss:
Unrealized loss on pension obligation	(7)	(10)
Foreign currency translation adjustments	(514)	(1,740)

Comprehensive income (loss), net	$1,497	$(3,834)

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(1) Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of 3D Systems Corporation and its subsidiaries (collectively, the “Company”). All significant intercompany transactions and balances have been eliminated in consolidation. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim reports. Accordingly, they do not include all the information and notes required by GAAP for complete financial statements and should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K (“Form 10-K”) for the year ended December 31, 2009.
In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments, consisting of adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year.
The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results may differ from those estimates and assumptions.
All amounts presented in the accompanying footnotes are presented in thousands, except for per share information.
Some prior period amounts presented in the accompanying footnotes have been reclassified to conform to current year presentation.
The Company has evaluated subsequent events from the date of the condensed consolidated balance sheet through the date the financial statements were issued. During this period, no material recognizable subsequent events were identified. See Note 16 for a description of subsequent events that are not significant to the Company’s financial statements.
Recent Accounting Pronouncements
In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU” or “Update”) 2009-13, “Multiple-Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force,” to provide amendments to the criteria in Subtopic 609-24 of the Accounting Standards Codification (‘Codification”) for separating consideration into multiple-deliverable revenue arrangements. ASU 2009-13 establishes a selling price hierarchy for determining the selling price of each specific deliverable, which includes vendor-specific objective evidence (“VSOE”) if available, third party evidence if VSOE is not available or estimated selling price if neither VSOE nor third party evidence is available. ASU 2009-13 also eliminates the residual method for allocating revenue between the elements of an arrangement and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the arrangement proportionally to each deliverable on the basis of each deliverable’s selling price. This update expands the disclosure requirements regarding a vendor’s multiple-deliverable revenue arrangements. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company is currently evaluating the impact of ASU 2009-13 on its consolidated financial statements.
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

In January 2010, the FASB issued ASU 2010-06 “Improving Disclosures about Fair Value Measurements”, which is an update to Topic 820, “Fair Value Measurement and Disclosures.” This update establishes further disclosure requirements regarding transfers in and out of levels 1 and 2, and activity in level 3 fair value measurements. In addition, companies will be required to disclose quantitative information about the inputs used in determining fair values. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the new Level 3 disclosures which become effective after December 15, 2010. The Company adopted ASU 2010-06 on January 1, 2010 and the adoption had no impact on the Company’s financial position or results of operations as it only amends required disclosures.
In February 2010, the FASB issued ASU 2010-09, which is an update to Topic 855, “Subsequent Events.” This update clarifies the date through which the Company is required to evaluate subsequent events. SEC filers will be required to evaluate subsequent events through the date that the financial statements are issued. ASU 2010-09 was effective upon issuance, and had no impact on the Company’s financial position or results of operations as it only amends required disclosures.
(2) Acquisitions
On February 16, 2010, the Company acquired the assets of Moeller Design and Development, Inc. (“Moeller Design”) in Seattle, Washington, a provider of premium precision investment casting services and prototyping for aerospace and medical device applications. The Company acquired Moeller Design for its premium parts capabilities and to expand the geographic footprint of its 3Dproparts™ service to the west coast. Moeller Design has been integrated into the Company’s 3Dproparts™ service.
The fair value of the consideration paid for this acquisition was $3,600 and was allocated to the assets purchased and liabilities assumed based on their estimated fair values as of the acquisition date, as shown in the table below. Of the $3,600 consideration, $1,000 was paid in shares of the Company’s common stock. These amounts are included in the Company’s condensed consolidated balance sheet at March 31, 2010.

2010
Fixed assets	$1,581
Intangible assets	1,740
Other assets, net of liabilities assumed	316
Gain from bargain purchase	(37)

Net assets acquired	$3,600

In connection with the acquisition, the Company entered into a lease agreement with an entity whose managing member is the former owner of Moeller Design, pursuant to which the Company agreed to lease the facilities at which Moeller Design’s operations are conducted. The lease provides for an initial term of five years with renewal options for two successive five-year periods. The lease agreement includes an option to enable the Company to purchase the facility.
During the first quarter of 2010 the Company issued 192 shares of stock to the former owners of Acu-Cast Technologies, which was acquired by the Company on October 1, 2009, and Moeller Design, valued at a total of $2,000. These shares were issued in a private transaction exempt from registration under the Securities Act of 1933.
On April 6, 2010, the Company acquired the assets of Design Prototyping Technologies, Inc. (“DPT”) in Syracuse, New York, a provider of fast turnaround functional parts and prototypes. The Company acquired DPT to enhance its online offerings for its 3Dproparts™ service. The Company is in the process of integrating DPT into its 3Dproparts™ service. Due to the timing of this acquisition, at the time of this filing, the Company is in the process of allocating the fair value of assets purchased and other intangibles identified as of the acquisition date, with any excess to be recorded as goodwill. Consequently this transaction will be recorded in the second quarter of 2010.

(3) Inventories
Components of inventories, net at March 31, 2010 and December 31, 2009 were as follows:

	2010	2009
Raw materials	$2,519	$2,294
Inventory held by assemblers	42	—
Work in process	263	253
Finished goods and parts	20,023	18,524

Total cost	22,847	21,071
Less: reserves	(2,569)	(2,693)

Inventories, net	$20,278	$18,378

(4) Property and Equipment
Property and equipment at March 31, 2010 and December 31, 2009 were as follows:

			Useful Life
	2010	2009	(in years)
Land	$152	$152	N/A
Building	9,565	9,454	25
Machinery and equipment	24,026	23,418	3-7
Capitalized software — ERP	3,095	3,096	5
Office furniture and equipment	3,341	3,358	5
Leasehold improvements	5,406	4,941	Life of lease
Rental equipment	1,019	1,079	5
Construction in progress	1,318	1,243	N/A

Total property and equipment	47,922	46,741
Less: Accumulated depreciation and amortization	(22,622)	(21,952)

Total property and equipment, net	$25,300	$24,789

Depreciation and amortization expense on property and equipment for the three months ended March 31, 2010 and 2009 were $1,288 and $1,285, respectively. For each of the three months ended March 31, 2010 and 2009, the Company recognized software amortization expense of $134 for its capitalized enterprise resource planning (“ERP”) system.
(5) Intangible Assets
Intangible assets other than goodwill at March 31, 2010 and December 31, 2009 were as follows:

	March 31, 2010
	Gross Carrying	Accumulated
	Amount	Amortization	Net
Licenses	$5,875	$(5,710)	$165
Patent costs	16,180	(13,491)	2,689
Other intangible assets	12,872	(10,458)	2,414

Total	$34,927	$(29,659)	$5,268

	December 31, 2009
	Gross Carrying	Accumulated
	Amount	Amortization	Net
Licenses	$5,875	$(5,586)	$289
Patent costs	16,069	(13,450)	2,619
Other intangible assets	11,168	(10,442)	726

Total	$33,112	$(29,478)	$3,634

For the three months ended March 31, 2010 and 2009, the Company capitalized $118 and $37, respectively, of costs incurred to acquire, develop and extend patents in the United States and various other countries.
Amortization expense related to licenses for each of the three months ended March 31, 2010 and 2009 was $124. Amortization expense of patent costs for the three months ended March 31, 2010 and 2009 was $47 and $57, respectively. Amortization expense related to other intangible assets for the three months ended March 31, 2010 and 2009 was $52 and $141, respectively.

(6) Accrued and Other Liabilities
Accrued liabilities at March 31, 2010 and December 31, 2009 were as follows:

	2010	2009
Compensation and benefits	$4,340	$3,680
Vendor accruals	1,229	1,197
Accrued professional fees	424	642
Accrued taxes	1,912	2,400
Royalties payable	151	244
Non-contractual obligation to repurchase inventory held by assemblers	42	—
Accrued interest	49	50
Contractual obligation due to acquisition	1,329	2,224
Accrued other	592	677

	$10,068	$11,114

Other liabilities at March 31, 2010 and December 31, 2009 were as follows:

	2010	2009
Defined benefit pension obligation	$3,077	$3,237
Other long-term liabilities	713	707

	$3,790	$3,944

(7) Hedging Activities and Financial Instruments
The Company conducts business in various countries using both the functional currencies of those countries and other currencies to effect cross border transactions. As a result, the Company is subject to the risk that fluctuations in foreign exchange rates between the dates that those transactions are entered into and their respective settlement dates will result in a foreign exchange gain or loss. When practicable, the Company endeavors to match assets and liabilities in the same currency on its balance sheet and those of its subsidiaries in order to reduce these risks. The Company also, when it considers it to be appropriate, enters into foreign currency contracts to hedge exposures arising from those transactions. The Company has not adopted hedge accounting under ASC 815, “Derivatives and Hedging,” and all gains and losses (realized or unrealized) are recognized in “Interest and other expense, net” in the condensed consolidated statements of operations. Depending on their fair value at the end of the reporting period, derivatives are recorded either in prepaid expenses and other current assets or in accrued liabilities on the condensed consolidated balance sheets.
At March 31, 2010 and December 31, 2009, these contracts included contracts for the purchase of currencies other than the U.S. dollar. The dollar equivalent of the foreign currency contracts and the related fair values as of March 31, 2010 and December 31, 2009 were as follows:

	2010	2009
Notional amount	$2,455	$1,587
Fair value	2,473	1,563

Net unrealized gain (loss)	$18	$(24)

The foreign currency contracts outstanding at March 31, 2010 expire at various times between April 1, 2010 and May 19, 2010. The foreign currency contracts outstanding at December 31, 2009 expired at various times between January 6, 2010 and February 3, 2010.
The total impact of foreign currency transactions on the condensed consolidated statements of operations for the three months ended March 31, 2010 and 2009 reflected losses of $325 and $122, respectively.
(8) Stock-based Compensation Plans
The Company records stock-based compensation expense in selling, general and administrative expenses in the condensed consolidated statements of operations. Stock-based compensation expense for the three months ended March 31, 2010 and 2009 was as follows:

	Three Months Ended
	March 31,
	2010	2009
Restricted stock awards	$267	$389

The number of shares of restricted common stock awarded and the weighted average fair value per share during the three-month periods ended March 31, 2010 and 2009 were as follows:

	Three Months Ended March 31,
	2010		2009
		Weighted Average		Weighted Average
	Shares Awarded	Fair Value	Shares Awarded	Fair Value
Restricted stock awards:
Granted under the 2004 Incentive Stock Plan	10	$12.24	183	$6.81

Total restricted stock awards	10	$12.24	183	$6.81

During the quarter ended March 31, 2010, the Company granted restricted stock awards covering 10 shares of common stock pursuant to the Company’s 2004 Incentive Stock Plan; as of March 31, 2010, 8 of these shares remained subject to acceptance. In the first quarter of 2009, the Company granted restricted stock awards covering 183 shares of common stock pursuant to the Company’s 2004 Incentive Stock Plan, including 100 shares awarded to executive officers of the Company.
(9) International Retirement Plan
The following table shows the components of net periodic benefit costs and other amounts recognized in the condensed consolidated statements of operations for the three months ended March 31, 2010 and 2009:

	Three Months Ended
	March 31.
	2010	2009
Service cost	$23	$24
Interest cost	22	22

Total	$45	$46

(10) Noncontrolling Interest
In March 2010, the Company acquired the remaining 49% of the MQast joint venture that it did not already own. As a result MQast, LLC became a wholly-owned subsidiary of the Company, and there is no longer any income or equity attributable to the noncontrolling interest.
(11) Earnings Per Share
The Company presents basic and diluted earnings (loss) per share (“EPS”) amounts. Basic EPS is calculated by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the applicable period. Diluted EPS is calculated by dividing net income (loss) by the weighted average number of common and common equivalent shares outstanding during the applicable period. The following table reconciles basic weighted average outstanding shares to diluted weighted average outstanding shares at March 31, 2010 and 2009:

	2010	2009
Numerator:
Net income (loss) — numerator for basic net earnings (loss) per share	$2,018	$(2,084)
Add: Effect of dilutive securities
Stock options	—	—

Net income (loss) — numerator for dilutive net earnings (loss) per share	$2,018	$(2,084)

Denominator:
Denominator for basic net earnings (loss) per share-weighted average shares	22,844	22,369
Add: Effect of dilutive securities
Stock options	278	—

Denominator for dilutive net earnings (loss) per share	23,122	22,369

Earnings (loss) per share
Basic and Diluted	$0.09	$(0.09)

No dilutive securities were included in the diluted weighted average shares outstanding for the three months ended March 31, 2009 because the effect of their inclusion would have been anti-dilutive; that is, they would have reduced net loss per share.
(12) Fair Value Measurements
ASC 820, “Fair Value Measurements and Disclosures,” defines fair value as the exchange price that would be received for selling an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:
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
For the Company, this statement applies to cash equivalents and foreign exchange contracts. The Company utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements as of March 31, 2010
	Level 1	Level 2	Level 3	Total
Description
Cash equivalents	$23,485	$—	$—	$23,485
Currency derivative contracts(1)	2,473	—	—	2,473

Total	$25,958	$—	$—	$25,958

(1)
Unrealized gains or losses on derivatives are recorded in “Interest and other expense, net” in the condensed consolidated statement of operations at each measurement date. See Note 7, Hedging Activities and Financial Instruments.

The Company did not have any transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy during the three months ended March 31, 2010. The Company did not have any significant nonfinancial assets or nonfinancial liabilities that would be recognized or disclosed at fair value on a recurring basis as of March 31, 2010 and December 31, 2009.
(13) Income Taxes
The Company used effective tax rates of 10.5% and (13.6%) for the three months ended March 31, 2010 and March 31, 2009, respectively. Tax expense relates primarily to income from non-U.S. operations.
Tax years 2006 to 2009 remain subject to examination by the U.S. Internal Revenue Service. Should the Company utilize any of its U.S. loss carry-forwards, which date from 1997, these would be subject to examination. The Company files income tax returns (which are open to examination beginning in the year shown in parentheses) in France (2004), Germany (2006), Japan (2004), Italy (2004), Switzerland (2004) and the United Kingdom (2006).
(14) Segment Information
The Company operates in one reportable business segment in which it develops, manufactures and markets worldwide 3-D printing, rapid prototyping and manufacturing systems and parts solutions which produce three-dimensional objects more quickly than traditional manufacturing processes. The Company conducts its business through subsidiaries in the United States, a subsidiary in Switzerland that operates a research and production facility and sales and service offices operated by subsidiaries in the European Community (France, Germany, the United Kingdom and Italy) and in Asia (Japan). The Company has historically disclosed summarized financial information for the geographic areas of operations as if they were segments in accordance with ASC 280, “Segment Reporting.”

Summarized financial information concerning the Company’s geographical operations is shown in the following tables:

	Three Months Ended
	March 31,
	2010	2009
Revenue from unaffiliated customers:
United States	$14,145	$10,755
Germany	5,507	5,435
Other Europe	7,362	4,563
Asia Pacific	4,613	3,278

Total	$31,627	$24,031

The Company’s revenue from unaffiliated customers by type is as follows:

	Three Months Ended
	March 31,
	2010	2009
Systems and other products	$8,783	$4,859
Materials	13,614	10,630
Services	9,230	8,542

Total revenue	$31,627	$24,031

Intercompany sales were as follows:

	Three Months Ended March 31, 2010
	Intercompany Sales to
	United		Other	Asia
	States	Germany	Europe	Pacific	Total
United States	$—	$4,025	$2,141	$675	$6,841
Germany	110	—	850	—	960
Other Europe	2,092	32	—	—	2,124
Asia Pacific	—	—	—	—	—

Total	$2,202	$4,057	$2,991	$675	$9,925

	Three Months Ended March 31, 2009
	Intercompany Sales to
	United		Other	Asia
	States	Germany	Europe	Pacific	Total
United States	$—	$3,204	$1,894	$1,457	$6,555
Germany	3	—	713	—	716
Other Europe	1,505	138	—	—	1,643
Asia Pacific	—	—	—	—	—

Total	$1,508	$3,342	$2,607	$1,457	$8,914

All revenue between geographic areas is recorded at prices that provide for an allocation of profit (loss) between entities. Income (loss) from operations and assets for each geographic area were as follows:

	Three Months Ended
	March 31,
	2010	2009
Income (loss) from operations:
United States	$556	$(2,944)
Germany	313	108
Other Europe	446	419
Asia Pacific	1,297	943

Subtotal	2,612	(1,474)
Inter-segment elimination	46	(133)

Total	$2,658	$(1,607)

	March 31,	December 31,
	2010	2009
Assets:
United States	$98,881	$93,595
Germany	18,540	16,690
Other Europe	25,406	28,383
Asia Pacific	11,036	11,735

Total	$153,863	$150,403

(15) Contingencies
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
The Company intends to continue vigorously contesting all of the claims asserted by DSM Desotech.
The Company is also involved in various other legal matters incidental to its business. The Company’s management believes, after consulting with counsel, that the disposition of these other legal matters will not have a material effect on the Company’s consolidated results of operations or consolidated financial position.
(16) Subsequent Event
On April 6, 2010, the Company acquired the assets of Design Prototyping Technologies, Inc. The acquisition was not significant to the Company’s financial statements. Future revenue from the acquisition will be reported within the service revenue line. See Note 2.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q (“Form 10-Q”).
We are subject to a number of risks and uncertainties that may affect our future performance that are discussed in greater detail in the sections entitled “Forward-Looking Statements” and “Cautionary Statements and Risk Factors” at the end of this Item 2 and that are discussed or referred to in Item 1A of Part II of this Form 10-Q.
Business Overview
We design, develop, manufacture, market and service 3-D printing, rapid manufacturing, and prototyping systems and related products and materials that enable complex three-dimensional objects to be produced directly from computer data without tooling, greatly reducing the time and cost required to produce prototypes or customized production parts. We also operate 3Dproparts™, a comprehensive service bureau that offers our customers rapid prototyping and manufacturing services for the production of precision parts.
Our consolidated revenue is derived primarily from the sale of our systems, the sale of the related materials used by the systems to produce solid objects and the provision of services to our customers.
Recent Developments
Since the beginning of 2010 we have continued to execute on our strategy to grow our 3Dproparts™ service, through additional acquisitions and by expanding our distribution channel of 3-D printing reseller partners. We also announced the introduction of a new system, the ProJet™ MP 3000, which was not material to our operating results.
In February 2010, we acquired the assets of Moeller Design and Development, Inc. (“Moeller Design”) in Seattle, Washington. Moeller Design is a provider of premium precision investment casting services and prototyping for aerospace and medical device applications. Its parts and prototypes are primarily built using our SLA® systems. With the acquisition of Moeller Design, we have expanded the geographic footprint of our 3Dproparts™ service to the west coast.
In April 2010, we acquired the assets of Design Prototyping Technologies, Inc. (“DPT”) in Syracuse, New York. DPT is an online provider of fast turnaround, high quality functional parts and prototypes. The DPT acquisition has enabled us to enhance our online offerings for our 3Dproparts™ service.
In March 2010, we introduced our new ProJet™ MP 3000 3-D printer, an economical 3-D production system for small- to medium-sized dental labs. The ProJet™ MP 3000 prints working dental models with crisp feature definitions from a new durable, high-contrast material designed specifically for this application.
Results of Operations
Summary of 2010 first quarter financial results
Our operating activities generated $4.8 million of cash during the first quarter of 2010, of which we used $3.0 million to fund our strategic investing activities. In total, unrestricted cash increased $1.7 million in the first quarter of 2010, resulting in a balance of $26.6 million at March 31, 2010, compared to $24.9 million at December 31, 2009.
During the first quarter of 2010 we reported improved revenue and profit results as compared to the first quarter of 2009 as our worldwide business continued the recovery we began to see in the last half of 2009. Revenue for the first quarter of 2010 increased by 32% over the lower levels of the first quarter of 2009. This increase in revenue was led by a $3.9 million (81%) increase in sales of systems and other products together with a $3.0 million (28%) increase in materials sales year-over-year. Higher revenue coupled with the impact of the cost savings initiatives we implemented in 2008 and 2009, which have helped us operate more profitably, enabled us to achieve net income of $2.0 million for the first quarter of 2010, compared to a net loss of $2.1 million for the same period in 2009.

As discussed in greater detail below, revenue for the first quarter of 2010 increased by 32% to $31.6 million from $24.0 million for the first quarter of 2009, as demand for both systems and materials increased. The greatest impact arose from higher large-frame systems sales and higher materials sales compared to the 2009 quarter.
Materials sales for the first quarter of 2010 rose by $3.0 million from the first quarter of 2009 as revenue from materials was favorably impacted by the higher large-frame systems sales, which are typically accompanied by significant initial materials purchases to charge up new systems and commence production, and increased demand due to the improving global economy.
Revenue from services increased by $0.7 million to $9.2 million in the first quarter of 2010 from $8.5 million in the same quarter in 2009.
As we continue our focus on revenue from healthcare applications, we have started tracking this revenue during the first quarter of 2010. For the first quarter of 2010, healthcare revenue made up 12% of our total revenue and includes sales of systems, materials and services into the following applications:
*	hearing aid applications;

*	dental applications;

*	medical device applications; and

*	other health-related applications.
Although system sales into these marketplaces can fluctuate from period to period due to timing, 68% of revenue from healthcare applications was from recurring revenue in the first quarter of 2010.
Our higher gross profit in the first quarter of 2010 arose primarily from our higher level of revenue. Our gross profit margin increased to 45.3% in the first quarter of 2010 from 43.6% in the first quarter of 2009 due to product mix and improvements in our cost structure.
Our operating expenses declined by $0.4 million in the first quarter of 2010 to $11.7 million from $12.1 million in the 2009 quarter. The decrease largely reflected lower research and development expenses. We expect our selling, general and administrative expenses for the remainder of 2010 to be in the range of $27.5 to $31.5 million, and our research and development expenses to be in the range of $7.5 million to $9.0 million.
Our operating income for the first quarter of 2010 improved to $2.7 million from a loss of $1.6 million in the 2009 quarter. This improvement in operating income arose from higher revenues and gross profit as well as a reduction in operating expenses, as discussed below.
First quarter comparison of revenue by class of product and service
Table 1 sets forth our change in revenue by class of product and service for the first quarter of 2010 compared to the first quarter of 2009:
Table 1

	Systems and
	Other
(Dollars in thousands)	Products		Materials		Services		Totals
Revenue at March 31, 2009	$4,859	20.2%	$10,630	44.2%	$8,542	35.6%	$24,031	100%

Change in revenue:
Volume
Core products and services	1,711	35.2	3,275	30.8	372	4.4	5,358	22.3
New products and services	2,428	50.0	(509)	(4.8)	119	1.4	2,038	8.5
Price/Mix	373	7.7	(203)	(1.9)	—	—	170	0.7
Foreign currency translation	(588)	(12.1)	421	4.0	197	2.3	30	0.1

Net change	3,924	80.8	2,984	28.1	688	8.1	7,596	31.6

Revenue at March 31, 2010	$8,783	27.8%	$13,614	43.0%	$9,230	29.2%	$31,627	100.0%

We earn revenues from the sale of systems and other products, materials and services. On a consolidated basis, revenue for the first quarter of 2010 increased by $7.6 million, or 31.6%, compared to the first quarter of 2009 as a result of improvements in each revenue category.
The increase in revenue from systems and other products that is due to volume for the first quarter of 2010 compared to the same quarter of 2009 was the result of higher sales of all types of systems, which consisted of:
*	Large-frame systems, which represented 25% of total systems revenue for the first quarter of 2010, compared to 9% for the first quarter of 2009;
*	Mid-frame systems, which accounted for 21% of total systems revenue for the 2010 period, compared to 37% for the same period in 2009; and
*	3-D printers, which made up the remaining 54% in the first quarters of both 2010 and 2009.
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
Revenue from materials was also helped by the improvement in large-frame systems sales, which are typically accompanied by significant initial materials purchases to charge up new systems and commence production. Sales of integrated materials represented 32% of total materials revenue in the first quarter of 2010 compared to 35% in the first quarter of 2009.
The increase in services revenue reflects revenue from our 3Dproparts™ service, which was introduced in the fourth quarter of 2009 to expand our paid parts offerings, partially offset by a decrease in sales of system upgrades.
Production and delivery of our systems is generally not characterized by long lead times, and backlog is therefore generally not a material factor in our business. At March 31, 2010 our backlog was approximately $2.8 million, compared to the $1.4 million of backlog at December 31, 2009. We believe that our level of backlog at March 31, 2010 and December 31, 2009 is generally consistent with the normal operating trends in our business.
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

Change in first quarter revenue by geographic region
Each geographic region contributed to our higher level of revenue in first quarter of 2010. Table 2 sets forth the change in revenue by geographic area for the first quarter of 2010 compared to the first quarter of 2009:
Table 2

(Dollars in thousands)	U.S.		Europe		Asia-Pacific		Totals
Revenue at March 31, 2009	$10,755	44.8%	$9,998	41.6%	$3,278	13.6%	$24,031	100%

Change in revenue:
Volume	3,264	30.3	2,727	27.3	1,405	42.9	7,396	30.8
Price/Mix	126	1.2	189	1.9	(145)	(4.4)	170	0.7
Foreign currency translation	—	—	(45)	(0.5)	75	2.3	30	0.1

Net change	3,390	31.5	2,871	28.7	1,335	40.8	7,596	31.6

Revenue at March 31, 2010	$14,145	44.7%	$12,869	40.7%	$4,613	14.6%	$31,627	100%

Revenue from U.S. operations increased by $3.3 million or 31.5% to $14.1 million in 2010 from $10.8 million in the first quarter of 2009. The increase was due to higher volume and the favorable combined effect of price and mix.
Revenue from non-U.S. operations at March 31, 2010 increased by $4.2 million or 31.7% to $17.5 million from $13.3 million at March 31, 2009. Revenue from non-U.S. operations as a percent of total revenue was 55.3% and 55.2%, respectively, at March 31, 2010 and 2009. The increase in non-U.S. revenue, excluding the effect of foreign currency translation, was 31.5% in the first quarter of 2009.
Revenue from European operations increased by $2.9 million or 28.7% to $12.9 million from $10.0 million in the prior year period. This increase was due to a $2.7 million increase in volume and the $0.2 million favorable combined effect of price and mix.
Revenue from Asia-Pacific operations increased by $1.3 million or 40.8% to $4.6 million from $3.3 million in the prior year period due primarily to the favorable $1.4 million increase in volume. This increase in sales volume was partially offset by a $0.1 million unfavorable combined effect of price and mix.
Gross profit and gross profit margins
Table 3 sets forth gross profit and gross profit margin for our products and services for the first quarters of 2010 and 2009:
Table 3

	Three Months Ended March 31,
	2010		2009
	Gross	%	Gross	%
(Dollars in thousands)	Profit	Revenue	Profit	Revenue
Systems and other products	$3,142	35.8%	$853	17.5%
Materials	8,251	60.6	6,699	63.0
Services	2,928	31.7	2,927	34.3

Total	$14,321	45.3%	$10,479	43.6%

On a consolidated basis, gross profit for the first quarter of 2010 increased by $3.8 million to $14.3 million from $10.5 million in the first quarter of 2009, primarily as a result of higher sales.
Consolidated gross profit margin in the first quarter of 2010 increased by 1.7 percentage points to 45.3% of revenue from 43.6% of revenue for the 2009 quarter. The increase in gross profit margin reflected higher sales volumes coupled with the effect of the cost savings initiatives that we initiated in 2008 and 2009. The 2010 gross profit margin was adversely affected by approximately 2.2 percentage points due to the previously disclosed negative impact on margin of sales of our V-Flash® Desktop Printer.
Systems and other products gross profit for the first quarter of 2010 increased to $3.1 million from $0.9 million for the 2009 quarter, and gross profit margin for systems increased by 18.3 percentage points to 35.8% of revenue from 17.5% of revenue in the 2009 quarter primarily due to increased sales of higher margin large-frame systems.
Materials gross profit for the first quarter of 2010 increased by $1.6 million or 23.2% to $8.3 million from $6.7 million for the 2009 quarter, and gross profit margin for materials decreased by 2.4 percentage points to 60.6% of revenue from 63.0% of revenue in the 2009 quarter primarily due to the change in mix of materials.
Gross profit for services for the first quarters of 2010 and 2009 was $2.9 million, and gross profit margin for services decreased by 2.6 percentage points to 31.7% of revenue from 34.3% of revenue in the 2009 quarter. The decline in gross profit margin for services is primarily due to lower levels of upgrades in the 2010 quarter, as well as higher 3Dproparts™ revenues in 2010 which carried a lower gross profit margin than the other components of service revenue during the initial quarters of certain acquisitions.

Operating expenses
As shown in Table 4, total operating expenses decreased by $0.4 million or 3.5% to $11.7 million in the first quarter of 2010 from $12.1 million in the first quarter of 2009 as we continued to benefit from our cost savings initiatives. This decrease was due primarily to a decrease in research and development expenses, which is discussed below.
Table 4

	Three Months Ended March 31,
	2010		2009
		%		%
(Dollars in thousands)	Amount	Revenue	Amount	Revenue
Selling, general and administrative expenses	$9,158	29.0%	$9,188	38.2%
Research and development expenses	2,505	7.9	2,898	12.1

Total operating expenses	$11,663	36.9%	$12,086	50.3%

Research and development expenses decreased by $0.4 million or 13.6% to $2.5 million in the first quarter of 2010 from $2.9 million in the first quarter of 2009, principally due to a $0.2 million decrease in outside consulting services in the 2010 quarter.
Income (loss) from operations
Our income from operations of $2.7 million for the first quarter of 2010 improved from a loss of $1.6 million in 2009. See Gross profit and gross profit margins above.
The following table sets forth operating income (loss) by geographic area for the first quarter of 2010 compared to 2009:
Table 5

	Three Months Ended March 31,
(Dollars in thousands)	2010	2009
Income (loss) from operations:
United States	$556	$(2,944)
Germany	313	108
Other Europe	446	419
Asia Pacific	1,297	943

Subtotal	2,612	(1,474)
Inter-segment elimination	46	(133)

Total	$2,658	$(1,607)

With respect to the U.S., in 2010 and 2009, the changes in operating income (loss) by geographic area reflected the same factors relating to our consolidated operating income (loss) that are discussed above.
As most of our operations outside the U.S. are conducted through sales and marketing subsidiaries, the changes in operating income (loss) in our operations outside the U.S. in each of 2010 and 2009 resulted primarily from changes in transfer pricing.
Operating income in 2009 from our Asia-Pacific operations includes an additional $0.5 million bad debt provision related to 2009 sales to our largest Japanese customer, who filed for court protection in February 2009. Receivables prior to the filing have been fully reserved, while sales subsequent to the filing have been on a cash basis.
Interest and other expense, net
Interest and other expense, net amounted to $0.4 million of net expense in the first quarter of 2010 compared with $0.2 million of expense, net in the 2009 quarter.
The $0.4 million of net expense in the first quarter of 2010 reflected other income of $0.1 million and an insignificant amount of interest income in the first quarter of 2010 that was more than fully offset by $0.1 million of interest expense and $0.3 million of foreign exchange losses.

We recognized $0.2 million of interest and other expense, net in the first quarter of 2009 reflecting an insignificant amount of interest income that was more than fully offset by $0.2 million of interest expense and $0.1 million of foreign exchange losses.
Provision for income taxes
We recorded a $0.2 million provision for income taxes in the first quarter of 2010 and $0.3 million in 2009. Our provision for income taxes in both periods primarily reflects tax expense associated with income taxes in non-U.S. jurisdictions.
Net income (loss)
In 2010, we moved from a net loss of $2.1 million for the first quarter of 2009 to net income of $2.0 million for the first quarter of 2010. The principal reasons for the improvement, which were discussed in more detail above, were:
•	the $4.3 million improvement in our operating income; partially offset by

•	the $0.2 million increase in interest and other expense, net.
For the three months ended March 31, 2010, our weighted average common shares outstanding was 22.8 million, and on a per share basis the basic and diluted earnings per share was $0.09. For the three months ended March 31, 2009, our weighted average common shares outstanding was 22.4 million, and on a per share basis the basic and diluted net loss per share was $0.09.
Financial Condition and Liquidity
Table 6

	March 31,	December 31,
(Dollars in thousands)	2010	2009
Cash and cash equivalents	$26,636	$24,913
Working capital	38,652	36,718
Total 3D Systems’ equity	108,678	104,697
Our unrestricted cash and cash equivalents increased by $1.7 million to $26.6 million at March 31, 2010 from $24.9 million at December 31, 2009. This increase resulted from the net $4.8 million of cash provided by operating activities, consisting of $1.8 million of non-cash charges that were included in our net income, our $2.0 million net income and $1.0 million of cash provided by net changes in operating accounts. We also used $3.0 million of cash in investing activities, and generated $0.2 million of cash from financing activities in 2010. See Cash flow and Capitalized lease obligations below.
Our net working capital increased by $2.0 million to $38.7 million at March 31, 2010 from $36.7 million at December 31, 2009 primarily due to the factors discussed below.
Accounts receivable, net, decreased by $2.1 million to $21.7 million at March 31, 2010 from $23.8 million at December 31, 2009. This decline was primarily attributable to the collection of year end 2009 accounts receivable balances, which were primarily composed of sales from the fourth quarter. Accounts receivable declined as expected with our lower sales level, which also increased our days’ sales outstanding to 62 days at March 31, 2010 from 60 days at December 31, 2009. Our gross accounts receivable declined by $2.2 million from December 31, 2009 to March 31, 2010. Accounts receivable more than 90 days past due increased to 7.6% of gross receivables at March 31, 2010 compared to 5.9% of gross receivables at December 31, 2009.
Accounts payable increased by $1.2 million to $14.2 million at March 31, 2010 from $13.0 million at December 31, 2009. The increase primarily related to the increase in inventories, which is explained below, and the normal timing of our scheduled expense payments.
Inventories increased by $1.9 million to $20.3 million at March 31, 2010 from $18.4 million at December 31, 2009. This increase resulted primarily from a $1.5 million increase in finished goods inventory due to the timing of sales and revenue recognition at quarter-end, which also impacts our backlog. We maintained $2.6 million of inventory reserves at March 31, 2010 and $2.7 million of such reserves at December 31, 2009.

With the outsourcing of substantially all of our large-frame and mid-frame equipment assembly and refurbishment activities, the majority of our inventory consists of finished goods, including primarily systems, materials and service parts, as our third-party assemblers have taken over supply chain responsibility for the assembly and refurbishment of large-frame and mid-frame systems. As a result, we generally no longer hold in inventory most parts for large-frame and mid-frame systems production or refurbishment. This trend is partially offset by an increase in raw materials and spare parts used in our in-house manufacturing and support service for 3-D printers.
The changes in the first quarter of 2010 that make up the other components of working capital not discussed above arose in the ordinary course of business.
Differences between the amounts of working capital item changes in the cash flow statement and the balance sheet changes for the corresponding items are primarily the result of foreign currency translation adjustments.
During 2010, we intend to continue to rely upon our unrestricted cash and cash flow from operations to meet our liquidity needs. While we believe that the actions taken in 2008 and 2009 to reduce our operating costs, improve our gross profit margin and manage working capital should continue to benefit us in 2010, there can be no assurance in these uncertain economic times that these actions will be sufficient.
Our principal contractual commitments consist of the capital leases on our Rock Hill facility, which are discussed in greater detail below.
Cash flow
Table 7 summarizes the cash provided by or used in operating activities, investing activities and financing activities, as well as the effect of changes in foreign currency exchange rates on cash, for the first three months of 2010 and 2009.
Table 7

(Dollars in thousands)	2010	2009
Cash provided by operating activities	$4,767	$1,682
Cash used in investing activities	(2,972)	(322)
Cash provided by financing activities	165	97
Effect of exchange rate changes on cash	(237)	(204)

Net increase in cash and cash equivalents	$1,723	$1,253

Cash flow from operating activities
For the three months ended March 31, 2010, our operating activities provided $4.8 million of net cash primarily composed of net income plus the effects of non-cash items and changes in working capital, which are described above.
For the three months ended March 31, 2009, our operating activities provided $1.7 million of net cash. This source of cash consisted of $1.2 million of cash provided by net changes in operating accounts and $2.6 million of non-cash items included in our net loss, partially offset by our $2.1 million net loss.
Cash flow from investing activities
Net cash used in investing activities in the first three months of 2010 increased to $3.0 million from $0.3 million for the first three months of 2009. This increase was primarily due to $2.6 million of cash paid for acquisitions.
Cash flow from financing activities
Net cash provided by financing activities increased to $0.2 million for the three months ended March 31, 2010 compared to $0.1 million in the 2009 period. This increase resulted primarily from net proceeds from stock-based compensation.

Capitalized lease obligations
Following the redemption of the industrial development bonds in January 2009, our principal contractual commitments consisted of capitalized lease obligations of $8.4 million at March 31, 2010. Our capitalized lease obligations decreased from $8.5 million at December 31, 2009 primarily due to scheduled payments of principal on capital lease installments.
Outstanding capitalized lease obligations relate to two lease agreements that we entered into during 2006 with respect to our Rock Hill facility, one of which covers the facility itself and the other of which covers certain furniture and fixtures that we acquired for use in the facility. The carrying value of the headquarters facility and the furniture and fixture leases at March 31, 2010 and December 31, 2009 was $8.4 million and $8.5 million, respectively.
Our outstanding capitalized lease obligations at March 31, 2010 and December 31, 2009 were as follows:
Table 8

	March 31,	December 31,
(Dollars in thousands)	2010	2009
Capitalized lease obligations:
Current portion of capitalized lease obligations	$215	$213
Capitalized lease obligations, long-term portion	8,201	8,254

Total capitalized lease obligations	$8,416	$8,467

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
The dollar equivalent of our foreign currency contracts and their related fair values as of March 31, 2010 and December 31, 2009 were as follows:
Table 9

	Foreign Currency
	Purchase Contracts
	March 31,	December 31,
(Dollars in thousands)	2010	2009
Notional amount	$2,455	$1,587
Fair value	2,473	1,563

Net unrealized gain (loss)	$18	$(24)

At March 31, 2010 and December 31, 2009, the notional amount of these contracts at their respective settlement dates amounted to $2.5 million and $1.6 million, respectively. The 2010 and 2009 contracts related primarily to purchases of inventory from third parties. The notional amount of the purchase contracts aggregated CHF 2.6 million and CHF 1.6 million.
The net fair value of all foreign exchange contracts at March 31, 2010 and December 31, 2009 reflected a nominal unrealized gain and loss at March 31, 2010 and December 31, 2009, respectively. The foreign currency contracts outstanding at December 31, 2009 expired at various times between January 6, 2010 and February 3, 2010. The foreign currency contracts outstanding at March 31, 2010 expire at various times between April 1, 2010 and May 19, 2010.
Changes in the fair value of derivatives are recorded in interest and other expense (income), net, in our Condensed Consolidated Statements of Operations. Depending on their fair value at the end of the reporting period, derivatives are recorded either in prepaid and other current assets or in accrued liabilities in our Condensed Consolidated Balance Sheets.

The total impact of foreign currency related items on our Condensed Consolidated Statements of Operations was a $0.3 million loss in the three months ended March 31, 2010 and a $0.1 million loss for the first quarter of 2009.
3D Systems’ stockholders’ equity
3D Systems’ stockholders’ equity increased by $4.0 million to $108.7 million at March 31, 2010 from $104.7 million at December 31, 2009. This increase was composed of the following:
•	our $2.0 million net income reported for the first three months of 2010;
•	$2.0 million of stock issued for acquisitions;
•	$0.3 million of stock compensation expense recorded in stockholders’ equity in accordance with ASC 738, “Compensation — Stock Compensation” during the first quarter of 2010; and
•	$0.2 million of stock options exercised.
This $4.5 million increase in stockholders’ equity was partially offset by $0.5 million of foreign currency translation adjustments included in accumulated other comprehensive income.
Recent Accounting Pronouncements
For information with respect to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 1 to the unaudited condensed consolidated financial statements.
Critical Accounting Policies and Significant Estimates
For a discussion of our critical accounting policies and estimates, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Significant Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2009.
Forward-Looking Statements
Certain statements made in this Form 10-Q that are not statements of historical or current facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include the cautionary statements and risk factors set forth below as well as other statements made in the Form 10-Q that may involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from historical results or from any future results expressed or implied by such forward-looking statements.
In addition to statements that explicitly describe such risks and uncertainties, readers are urged to consider statements in future or conditional tenses or that includes terms such as “believes,” “belief,” “expects,” “intends,” “anticipates” or “plans” to be uncertain and forward-looking. Forward-looking statements may include comments as to our beliefs and expectations as to future events and trends affecting our business. Forward-looking statements are based upon management’s current expectations concerning future events and trends and are necessarily subject to uncertainties, many of which are outside of our control. The factors stated under the heading “Cautionary Statements and Risk Factors” set forth below and those described in our other SEC reports, including our Annual Report on Form 10-K for the year ended December 31, 2009, as well as other factors, could cause actual results to differ materially from those reflected or predicted in forward-looking statements.
Any forward-looking statements are based on management’s beliefs and assumptions, using information currently available to us. We assume no obligation, and do not intend, to update these forward-looking statements.
If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from those reflected in or suggested by forward-looking statements. Any forward-looking statement you read in this Form 10-Q reflects our current views with respect to future events and is subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity. All subsequent written and oral forward-looking statements attributable to us or individuals acting on our behalf are expressly qualified in their entirety by this paragraph. You should specifically consider the factors identified or referred to in this Form 10-Q and our other SEC reports, including our Annual Report on Form 10-K for the year ended December 31, 2009, which would cause actual results to differ from those referred to in forward-looking statements.

Cautionary Statements and Risk Factors
We recognize that we are subject to a number of risks and uncertainties that may affect our future performance. The risks and uncertainties described in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2009 are not the only risks and uncertainties that we face. Additional risks and uncertainties not currently known to us or that we currently deem not to be material also may impair our business operations. If any of these risks actually occur, our business, results of operations and financial condition could suffer. In that event the trading price of our common stock could decline, and you may lose all or part of your investment in our common stock. The risks discussed in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2009 also include forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements.
Except as required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
For a discussion of market risks at December 31, 2009, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2009. During the first three months of 2010, there were no material changes or developments that would materially alter the market risk assessment performed as of December 31, 2009.

Item 4.	Controls and Procedures.
As of March 31, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) pursuant to Rules 13a-15 and 15d-15 under the Exchange Act. These controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that is intended to allow timely decisions regarding required disclosure. Based on this evaluation, management has concluded that our disclosure controls and procedures were effective as of March 31, 2010 to provide reasonable assurance that the consolidated financial statements included in this Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP and that they are free of material errors.
Changes in Internal Controls over Financial Reporting
There were no material changes in our internal control over financial reporting during the period covered by this Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.
The information set forth in Note 15 of the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q is incorporated herein by reference.

Item 1A.	Risk Factors.
There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

3. 9
Certificate of Designations, Preferences and Rights of Series A Preferred Stock, filed with the Secretary of State of Delaware on December 9, 2008. (Incorporated by reference to Exhibit 3.1 of Registrant’s Current Report on Form 8-K, filed on December 9, 2008.)

3.10	Amended and Restated By-Laws. (Incorporated by reference to Exhibit 3.2 of Registrant’s Current Report on Form 8-K filed on December 1, 2006.)

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 5, 2010.

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 5, 2010.

32.1	Certification of Principal Executive Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 5, 2010.

32.2	Certification of Principal Financial Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 5, 2010.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

3D Systems Corporation

By:	/s/ Damon J. Gregoire
Damon J. Gregoire
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer) (Duly Authorized Officer)
Date: May 5, 2010