Form 10-Q
period 2010-06-30
3D SYSTEMS CORP
filed 2010-07-29
CIK 910638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Shares of Common Stock, par value $0.001, outstanding as of July 22, 2010: 23,123,698

3D SYSTEMS CORPORATION
Quarterly Report on Form 10-Q for the
Quarter Ended June 30, 2010

PART I. — FINANCIAL INFORMATION

Item 1.	Financial Statements.
3D SYSTEMS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
(in thousands, except par value)	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$25,878	$24,913
Accounts receivable, net of allowance for doubtful accounts of $1,443 (2010) and $1,790 (2009)	22,893	23,759
Inventories, net of reserves of $2,406 (2010) and $2,693 (2009)	22,011	18,378
Prepaid expenses and other current assets	1,823	2,415
Deferred income tax assets	598	634
Restricted cash	54	54

Total current assets	73,257	70,153
Property and equipment, net	25,144	24,789
Intangible assets, net	6,710	3,634
Goodwill	48,858	48,730
Other assets, net	2,810	3,097

Total assets	$156,779	$150,403

LIABILITIES AND EQUITY
Current liabilities:
Current portion of capitalized lease obligations	$219	$213
Accounts payable	14,755	12,994
Accrued and other liabilities	9,683	11,114
Customer deposits	594	627
Deferred revenue	8,072	8,487

Total current liabilities	33,323	33,435
Long-term portion of capitalized lease obligations	8,145	8,254
Other liabilities	3,525	3,944

Total liabilities	44,993	45,633

Commitments and contingencies	—	—
3D Systems stockholders’ equity:
Preferred stock, authorized 5,000 shares, none issued	—	—
Common stock, $0.001 par value, authorized 60,000 shares; 23,124 (2010) and 22,774 (2009) issued	23	23
Additional paid-in capital	181,319	177,682
Treasury stock, at cost; 84 shares (2010) and 74 shares (2009)	(143)	(134)
Accumulated deficit	(72,736)	(77,491)
Accumulated other comprehensive income	3,323	4,617

Total 3D Systems stockholders’ equity	111,786	104,697
Non-controlling interest	—	73

Total equity	111,786	104,770

Total liabilities and equity	$156,779	$150,403

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2010	2009	2010	2009
Revenue:
Products	$24,645	$17,584	$47,042	$33,073
Services	10,499	7,121	19,729	15,663

Total revenue	35,144	24,705	66,771	48,736

Cost of sales:
Products	12,614	9,443	23,617	17,380
Services	6,574	4,432	12,877	10,047

Total cost of sales	19,188	13,875	36,494	27,427

Gross profit	15,956	10,830	30,277	21,309

Operating expenses:
Selling, general and administrative	9,776	8,818	18,934	18,006
Research and development	2,766	2,855	5,271	5,753

Total operating expenses	12,542	11,673	24,205	23,759

Income (loss) from operations	3,414	(843)	6,072	(2,450)
Interest and other expense, net	430	260	834	487

Income (loss) before income taxes	2,984	(1,103)	5,238	(2,937)
Provision for income taxes	247	210	483	460

Net income (loss)	2,737	(1,313)	4,755	(3,397)
Less: Net income attributable to non-controlling interest	—	4	—	4

Net income (loss) attributable to 3D Systems	$2,737	$(1,317)	$4,755	$(3,401)

Earnings (loss) per share — basic	$0.12	$(0.06)	$0.21	$(0.15)

Earnings (loss) per share — diluted	$0.12	$(0.06)	$0.20	$(0.15)

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2010	2009
Cash flows from operating activities:
Net income (loss)	$4,755	$(3,397)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income taxes	37	140
Depreciation and amortization	3,429	3,019
Provision (benefit) for bad debts	(157)	879
Stock-based compensation	789	731
Loss (gain) on the disposition of property and equipment	18	(21)
Changes in operating accounts:
Accounts receivable	16	7,725
Inventories	(4,457)	1,827
Prepaid expenses and other current assets	664	(144)
Accounts payable	2,102	(5,335)
Accrued liabilities	(96)	(1,161)
Customer deposits	1	(553)
Deferred revenue	8	(1,448)
Other operating assets and liabilities	329	55

Net cash provided by operating activities	7,438	2,317

Cash flows used in investing activities:
Purchases of property and equipment	(434)	(654)
Additions to license and patent costs	(192)	(83)
Proceeds from disposition of property and equipment	6	26
Acquisition of businesses	(5,600)	—

Net cash used in investing activities	(6,220)	(711)

Cash flows provided by financing activities:
Stock option and restricted stock proceeds	238	232
Repayment of long-term debt	(105)	(96)
Repayment of short-term borrowings	—	(3,085)
Restricted cash	—	3,204

Net cash provided by financing activities	133	255

Effect of exchange rate changes on cash	(386)	4

Net increase in cash and cash equivalents	965	1,865

Cash and cash equivalents at the beginning of the period	24,913	22,164

Cash and cash equivalents at the end of the period	$25,878	$24,029

Supplemental Cash Flow Information:
Interest payments	$297	$324
Income tax payments (receipts)	275	(480)
Non-cash items:
Transfer of equipment from inventory to property and equipment, net(a)	1,323	47
Transfer of equipment to inventory from property and equipment, net(b)	392	230
Stock issued for acquisitions of businesses	2,600	—

(a)	Inventory is transferred from inventory to property and equipment at cost when the Company requires additional machines for training, demonstration or short-term rentals.

(b)
In general, an asset is transferred from property and equipment, net, into inventory at its net book value when the Company has identified a potential sale for a used machine. The machine is removed from inventory upon recognition of the sale.

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)

	Equity Attributable to 3D Systems’ Stockholders
	Common Stock							Accumulated	Total	Equity
		Par		Additional				Other	3D Systems’	Attributable to
		Value		Paid-in	Treasury Stock		Accumulated	Comprehensive	Stockholders’	Non-controlling	Total
(in thousands, except par value)	Shares	$0.001		Capital	Shares	Amount	Deficit	Income	Equity	Interest	Equity
Balance at December 31, 2009	22,774	$23		$177,682	74	$(134)	$(77,491)	$4,617	$104,697	$73	$104,770
Exercise of stock options	16	—	(a)	166	—	—	—	—	166	—	166
Issuance (repurchase) of restricted stock, net	81	—	(a)	82	10	(9)	—	—	73	—	73
Stock-based compensation expense	18	—		789	—	—	—	—	789	—	789
Issuance of stock for acquisitions	235	—	(a)	2,600	—	—	—	—	2,600	—	2,600
Net income	—	—		—	—	—	4,755	—	4,755	—	4,755
Acquisition of non-controlling interest	—	—		—	—	—	—	—	—	(73)	(73)
Loss on pension plan — unrealized	—	—		—	—	—	—	(20)	(20)	—	(20)
Foreign currency translation adjustment	—	—		—	—	—	—	(1,274)	(1,274)	—	(1,274)

Balance at June 30, 2010	23,124	$23		$181,319	84	$(143)	$(72,736)	$3,323	$111,786	$—	$111,786

(a)	Amounts not shown due to rounding.
See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2010	2009	2010	2009
Net income (loss) attributable to 3D Systems	$2,737	$(1,317)	$4,755	$(3,401)
Net income attributable to non-controlling interest	—	4	—	4

Net income (loss)	2,737	(1,313)	4,755	(3,397)
Other comprehensive income (loss):
Unrealized gain (loss) on pension obligation	(13)	10	(20)	—
Foreign currency translation adjustments	(760)	1,189	(1,274)	(551)

Comprehensive income (loss), net	$1,964	$(114)	$3,461	$(3,948)

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(1) Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of 3D Systems Corporation and its subsidiaries (collectively, the “Company”). All significant intercompany transactions and balances have been eliminated in consolidation. The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim reports. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements and should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K (“Form 10-K”) for the year ended December 31, 2009.
In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments, consisting of adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results of operations for the quarter and six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year.
The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results may differ from these estimates and assumptions.
Certain prior period amounts presented in the accompanying footnotes have been reclassified to conform to current year presentation.
All amounts presented in the accompanying footnotes are presented in thousands, except for per share information.
The Company has evaluated subsequent events from the date of the condensed consolidated balance sheet through the date the financial statements were issued. During this period, no material recognizable subsequent events were identified. See Note 15 for a description of subsequent events that are not significant to the Company’s financial statements.
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
In October 2009, the FASB issued ASU 2009-14, “Certain Revenue Arrangements That Include Software Elements — a consensus of the FASB Emerging Issues Task Force.” This Update removes tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality from the scope of the software revenue guidance in Subtopic 985-605 of the Codification. Additionally, ASU 2009-14 provides guidance on how a vendor should allocate arrangement consideration to deliverables in an arrangement that includes both tangible products and software that is not essential to the product’s functionality. ASU 2009-14 requires the same expanded disclosures that are included within ASU 2009-13. ASU 2009-14 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. A company is required to adopt the amendments in both ASU 2009-13 and ASU 2009-14 in the same period using the same transition method. The Company is currently evaluating the impact of ASU 2009-14 on its consolidated financial statements.

(2) Acquisitions
On February 16, 2010, the Company acquired the assets of Moeller Design and Development, Inc. (“Moeller Design”) in Seattle, Washington, a provider of premium precision investment casting services and prototyping for aerospace and medical device applications. The Company acquired Moeller Design for its premium parts capabilities and to expand the geographic footprint of its 3Dproparts™ service to the west coast. Moeller Design has been integrated into the Company’s 3Dproparts™ service. The fair value of the consideration paid for this acquisition was $3,600 and was allocated to the assets purchased and liabilities assumed based on their estimated fair values as of the acquisition date. Of the $3,600 consideration, $1,000 was paid in shares of the Company’s common stock. These shares were issued in a private transaction exempt from registration under the Securities Act of 1933.
In connection with the acquisition, the Company entered into a lease agreement with an entity whose managing member is the former owner of Moeller Design, pursuant to which the Company agreed to lease the facilities at which Moeller Design’s operations are conducted. The lease provides for an initial term of five years with renewal options for two successive five-year terms. The lease agreement includes an option for the Company to purchase the facility.
On April 6, 2010, the Company acquired the assets of Design Prototyping Technologies, Inc. (“DPT”) in Syracuse, New York, a provider of fast turnaround functional parts and prototypes. The Company acquired DPT to enhance its online offerings for its 3Dproparts™ service. DPT has been integrated into the Company’s 3Dproparts™ service. The fair value of the consideration paid for this acquisition was $3,600 and was allocated to the assets purchased and liabilities assumed based on their estimated fair values as of the acquisition date. Of the $3,600 consideration, $600 was paid in shares of the Company’s common stock. These shares were issued in a private transaction exempt from registration under the Securities Act of 1933.
In connection with the DPT acquisition, the Company entered into a lease agreement with an entity whose managing members are the former owners of DPT, pursuant to which the Company agreed to lease the facilities at which DPT’s operations are conducted. The lease provides for an initial term of approximately two years with renewal options for two-year and one-year successive terms, respectively. The lease agreement includes an option to enable the Company to purchase the facility.
Amounts related to both these acquisitions included in the Company’s unaudited condensed consolidated balance sheet at June 30, 2010 were as follows:

(in thousands)	2010
Fixed assets	$2,131
Intangible assets	4,388
Other assets, net of liabilities assumed	718
Gain from bargain purchase	(37)

Net assets acquired	$7,200

On July 7, 2010, the Company acquired the assets of CEP S.A. and its affiliate, Protometal S.A. (collectively “CEP”), rapid prototyping and rapid manufacturing services providers located in Joué l’Abbé, France. The Company acquired CEP to augment and expand its 3Dproparts™ business in Europe. The Company is in the process of integrating CEP into its 3Dproparts™ service. Due to the timing of this acquisition, at the time of this filing the Company is in the process of allocating the fair value of assets purchased and other intangibles identified as of the acquisition date, with any excess to be recorded as goodwill. Accordingly this transaction will be recorded in the third quarter of 2010.
(3) Inventories
Components of inventories, net at June 30, 2010 and December 31, 2009 were as follows:

(in thousands)	2010	2009
Raw materials	$2,907	$2,294
Work in process	201	253
Finished goods and parts	21,309	18,524

Total cost	24,417	21,071
Less: Reserves	(2,406)	(2,693)

Inventories, net	$22,011	$18,378

(4) Property and Equipment
Property and equipment at June 30, 2010 and December 31, 2009 were as follows:

			Useful Life
(in thousands, except years)	2010	2009	(in years)
Land	$152	$152	N/A
Building	9,574	9,454	25
Machinery and equipment	25,174	23,418	3-7
Capitalized software — ERP	3,123	3,096	5
Office furniture and equipment	3,310	3,358	5
Leasehold improvements	5,434	4,941	Life of lease
Rental equipment	377	1,079	5
Construction in progress	1,133	1,243	N/A

Total property and equipment	48,277	46,741
Less: Accumulated depreciation and amortization	(23,133)	(21,952)

Total property and equipment, net	$25,144	$24,789

Depreciation and software amortization expense on property and equipment for the quarter and six months ended June 30, 2010 were $1,579 and $2,867, respectively, compared to $1,224 and $2,509 for the quarter and six months ended June 30, 2009.
(5) Intangible Assets
Intangible assets other than goodwill at June 30, 2010 and December 31, 2009 were as follows:

	2010			2009
		Accumulated			Accumulated
(in thousands)	Cost	Amortization	Net	Cost	Amortization	Net
Licenses	$5,875	$(5,834)	$41	$5,875	$(5,586)	$289
Patent costs	16,158	(13,489)	2,669	16,069	(13,450)	2,619
Internally developed software	10,176	(9,021)	1,155	8,968	(8,968)	—
Customer relationships	1,971	(79)	1,892	561	(10)	551
Non-compete agreements	1,308	(604)	704	803	(652)	151
Trade names	260	(34)	226	30	(6)	24
Other	855	(832)	23	806	(806)	—

Total	$36,603	$(29,893)	$6,710	$33,112	$(29,478)	$3,634

Amortization expense for intangible assets for quarter and six months ended June 30, 2010 was $339 and $562 respectively, compared to $188 and $510 for the quarter and six months ended June 30, 2009. Annual amortization expense for intangible assets for 2010, 2011, 2012, 2013 and 2014 is expected to be $2,763; $3,578; $2,940; $2,274 and $1,871, respectively.
For the six months ended June 30, 2010 and 2009, the Company capitalized $192 and $83, respectively, of costs incurred to acquire, develop and extend patents in the United States and various other countries.
(6) Accrued and Other Liabilities
Accrued liabilities at June 30, 2010 and December 31, 2009 were as follows:

(in thousands)	2010	2009
Compensation and benefits	$3,907	$3,680
Vendor accruals	1,207	1,197
Accrued professional fees	346	642
Accrued taxes	2,191	2,400
Royalties payable	187	244
Accrued interest	49	50
Contractual obligation due to acquisitions	1,329	2,224
Accrued other	467	677

Total	$9,683	$11,114

Other liabilities at June 30, 2010 and December 31, 2009 were as follows:

(in thousands)	2010	2009
Defined benefit pension obligation	$2,803	$3,237
Other long-term liabilities	722	707

Total	$3,525	$3,944

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
At June 30, 2010 and December 31, 2009, these contracts included contracts for the purchase of currencies other than the U.S. dollar. The dollar equivalents of the foreign currency contracts and the related fair values as of June 30, 2010 and December 31, 2009 were as follows:

	Foreign Currency
	Purchase Contracts
(in thousands)	2010	2009
Notional amount	$922	$1,587
Fair value	976	1,563

Net unrealized gain(loss)	$54	$(24)

The foreign currency contracts outstanding at June 30, 2010 expire at various times between July 1, 2010 and July 21, 2010. The foreign currency contracts outstanding at December 31, 2009 expired at various times between January 6, 2010 and February 3, 2010.
The total impact of foreign currency items on the condensed consolidated statements of operations for the quarter and six months ended June 30, 2010 were losses of $217 and $541, respectively, compared to losses of $44 and $166, respectively, for the quarter and six months ended June 30, 2009.
(8) Stock-based Compensation Plans
The Company records stock-based compensation expense in selling, general and administrative expenses in the condensed consolidated statements of operations. Stock-based compensation expense for the quarter and six months ended June 30, 2010 and 2009 was as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2010	2009	2010	2009
Restricted stock awards	$522	$342	$789	$731

The number of shares of restricted common stock awarded and the weighted average fair value per share during the quarter and six months ended June 30, 2010 and 2009 were as follows:

	Quarter Ended June 30,
	2010		2009
		Weighted Average		Weighted Average
(in thousands, except per share amounts)	Shares Awarded	Fair Value	Shares Awarded	Fair Value
Restricted stock awards:
Granted under the 2004 Incentive Stock Plan	42	$14.28	4	$6.97
Granted under the 2004 Restricted Stock Plan for Non-Employee Directors	18	14.29	21	6.97

Total restricted stock awards	60	$14.28	25	$6.97

	Six Months Ended June 30,
	2010		2009
		Weighted Average		Weighted Average
(in thousands, except per share amounts)	Shares Awarded	Fair Value	Shares Awarded	Fair Value
Restricted stock awards:
Granted under the 2004 Incentive Stock Plan	52	$13.91	182	$6.81
Granted under the 2004 Restricted Stock Plan for Non-Employee Directors	18	14.29	21	6.97

Total restricted stock awards	70	$14.01	203	$6.83

Of the 52 shares of restricted stock awards granted in the six months ended June 30, 2010 pursuant to the Company’s 2004 Incentive Stock Plan, none were awarded to executive officers of the Company. Additionally, 42 shares were granted in the second quarter of 2010 under the 2004 Incentive Stock Plan, but remained subject to acceptance at June 30, 2010. In the first six months of 2009, the Company granted restricted stock awards covering 182 shares of common stock pursuant to the Company’s 2004 Incentive Stock Plan, including 100 shares awarded to executive officers of the Company.
In the second quarter of 2010 the Company issued a total of 18 shares of common stock pursuant to the Company’s 2004 Restricted Stock Plan for Non-Employee Directors. Stock compensation expense for directors totaled $257 for the quarter and six months ended June 30, 2010, compared to $146 for the quarter and six months ended June 30, 2009.
(9) International Retirement Plan
The following table shows the components of net periodic benefit costs and other amounts recognized in the condensed consolidated statements of operations for the quarter and six months ended June 30, 2010 and 2009:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2010	2009	2010	2009
Service cost	$27	$23	$50	$47
Interest cost	26	22	48	44

Total	$53	$45	$98	$91

(10)	Earnings Per Share
The Company presents basic and diluted earnings (loss) per share (“EPS”) amounts. Basic EPS is calculated by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the applicable period. Diluted EPS is calculated by dividing 3D Systems net income (loss) by the weighted average number of common and common equivalent shares outstanding during the applicable period. The following table reconciles basic weighted average outstanding shares to diluted weighted average outstanding shares for the quarters and six months ended June 30, 2010 and 2009:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2010	2009	2010	2009
Numerator:
3D Systems net income (loss) — numerator for basic net earnings (loss) per share	$2,737	$(1,317)	$4,755	$(3,401)
Add: Effect of dilutive securities
Stock options and other equity compensation	—	—	—	—

Numerator for dilutive earnings (loss) per share	$2,737	$(1,317)	$4,755	$(3,401)

Denominator:
Weighted average shares — denominator for basic net earnings (loss) per share	23,035	22,515	22,940	22,442
Add: Effect of dilutive securities
Stock options and other equity compensation	301	—	290	—

Denominator for dilutive earnings (loss) per share	23,336	22,515	23,230	22,442

Earnings (loss) per share
Basic	$0.12	$(0.06)	$0.21	$(0.15)

Diluted	$0.12	$(0.06)	$0.20	$(0.15)

For the three months and six months ended June 30, 2010, the average outstanding diluted shares calculation excludes options with an exercise price that exceeds the average market price of shares during the period. Stock options excluded from the average outstanding diluted shares calculation were 280 for the three months and six months ended June 30, 2010.
For the three months and six months ended June 30, 2009, no dilutive securities were included in the diluted weighted average shares since the Company reported a net loss for these periods. The effect of their inclusion would have been anti-dilutive resulting in reduction to the net loss per share. Stock options excluded from the average outstanding diluted shares calculation were 870 for the three months and six months ended June 30, 2009.
For the six months ended June 30, 2010, average common shares for basic and diluted earnings per share was 22.9 million and 23.2 million, respectively, and basic and diluted earnings per share were $0.21 and $0.20, respectively.

For the six months ended June 30, 2009, average common shares for basic and diluted earnings per share was 22.4 million, and basic and diluted earnings per share were ($0.15).
(11) Fair Value Measurements
ASC 820, “Fair Value Measurements,” defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:
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
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements as of June 30, 2010
(in thousands)	Level 1	Level 2	Level 3	Total
Description
Cash equivalents	$19,977	$—	$—	$19,977
Currency derivative contracts(1)	976	—	—	976

Total	$20,953	$—	$—	$20,953

(1)
Unrealized gains or losses on derivatives are recorded in “Interest and other expense, net” in the condensed consolidated statement of operations at each measurement date. See Note 7, Hedging Activities and Financial Instruments.

The Company did not have any transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy during the quarter or six months ended June 30, 2010. The Company did not have any significant non-financial assets or non-financial liabilities that would be recognized or disclosed at fair value on a recurring basis as of June 30, 2010 or December 31, 2009.
(12) Income Taxes
The Company used effective tax rates of 8.3% and 9.2% for the quarter and six months ended June 30, 2010, respectively, compared to (19.1%) and (15.7%) for the quarter and six months ended June 30, 2009. Tax expense relates primarily to income from non-U.S. operations.
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
(13) Segment Information
The Company operates in one reportable business segment in which it develops, manufactures and markets worldwide 3-D printing, rapid prototyping and manufacturing systems designed to reduce the time it takes to produce three-dimensional objects. The Company conducts its business through subsidiaries in the United States, a subsidiary in Switzerland that operates a research and production facility, sales and service offices operated by subsidiaries in the European Community (France, Germany, the United Kingdom and Italy) and Japan, and a branch office in Hong Kong. The Company has historically disclosed summarized financial information for the geographic areas of operations as if they were segments, in accordance with ASC 280, “Segment Reporting.”

Summarized financial information concerning the Company’s geographical operations is shown in the following tables:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2010	2009	2010	2009
Revenue from unaffiliated customers:
United States	$17,399	$11,455	$31,544	$22,210
Germany	5,811	5,556	11,318	10,991
Other Europe	7,461	5,186	14,823	9,749
Asia Pacific	4,473	2,508	9,086	5,786

Total	$35,144	$24,705	$66,771	$48,736

The Company’s revenues from unaffiliated customers by type are as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2010	2009	2010	2009
Systems and other products	$10,672	$5,882	$19,455	$10,741
Materials	13,973	11,702	27,587	22,332
Services	10,499	7,121	19,729	15,663

Total revenue	$35,144	$24,705	$66,771	$48,736

Intercompany sales are as follows:

	Quarter Ended June 30, 2010
	Intercompany Sales to
	United		Other	Asia
(in thousands)	States	Germany	Europe	Pacific	Total
United States	$—	$3,120	$2,238	$709	$6,067
Germany	124	—	1,387	—	1,511
Other Europe	2,072	216	—	—	2,288
Asia Pacific	34	—	—	—	34

Total	$2,230	$3,336	$3,625	$709	$9,900

	Quarter Ended June 30, 2009
	Intercompany Sales to
	United		Other	Asia
(in thousands)	States	Germany	Europe	Pacific	Total
United States	$—	$2,547	$1,489	$109	$4,145
Germany	—	—	1,059	—	1,059
Other Europe	1,708	308	—	—	2,016
Asia Pacific	—	—	—	—	—

Total	$1,708	$2,855	$2,548	$109	$7,220

	Six Months Ended June 30, 2010
	Intercompany Sales to
	United		Other	Asia
(in thousands)	States	Germany	Europe	Pacific	Total
United States	$—	$7,145	$4,379	$1,384	$12,908
Germany	234	—	2,237	—	2,471
Other Europe	4,164	248	—	—	4,412
Asia Pacific	34	—	—	—	34

Total	$4,432	$7,393	$6,616	$1,384	$19,825

	Six Months Ended June 30, 2009
	Intercompany Sales to
	United		Other	Asia
(in thousands)	States	Germany	Europe	Pacific	Total
United States	$—	$5,751	$3,383	$1,566	$10,700
Germany	3	—	1,772	—	1,775
Other Europe	3,213	446	—	—	3,659
Asia Pacific	—	—	—	—	—

Total	$3,216	$6,197	$5,155	$1,566	$16,134

All revenue between geographic areas is recorded at prices that provide for an allocation of profit (loss) between entities. Income (loss) from operations and assets for each geographic area are as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2010	2009	2010	2009
Income (loss) from operations:
United States	$1,233	$(2,286)	$1,789	$(5,230)
Germany	520	262	833	370
Other Europe	578	288	1,024	707
Asia Pacific	958	364	2,255	1,307

Subtotal	3,289	(1,372)	5,901	(2,846)
Inter-segment elimination	125	529	171	396

Total	$3,414	$(843)	$6,072	$(2,450)

	June 30,	December 31,
(in thousands)	2010	2009
Assets:
United States	$98,469	$93,595
Germany	18,326	16,690
Other Europe	28,185	28,383
Asia Pacific	11,799	11,735

Total	$156,779	$150,403

(14) Contingencies
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
The Company intends to continue vigorously contesting all the claims asserted by DSM Desotech.
The Company is also involved in various other legal matters incidental to its business. The Company’s management believes, after consulting with counsel, that the disposition of these other legal matters will not have a material effect on the Company’s consolidated results of operations or consolidated financial position.
(15) Subsequent Events
On July 7, 2010, the Company acquired the assets of CEP S.A. and its affiliate, Protometal S.A (collectively “CEP”). The acquisition is not significant to the Company’s financial statements. Future revenue from the acquisition will be reported as services revenue. See Note 2.

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
Recent Developments
We have continued to execute on our strategy to grow our 3Dproparts™ service, through additional strategic acquisitions and by further expanding our distribution channel of 3-D printing reseller partners. We also announced the introduction of new materials, which were not material to our operating results.
In April 2010, we acquired the assets of Design Prototyping Technologies, Inc. (“DPT”) in Syracuse, New York. DPT is an online provider of fast turnaround, high quality functional parts and prototypes. The DPT acquisition enables us to enhance our online offerings for our 3Dproparts™ service.
In April 2010 we introduced our Accura® CeraMAX™ material for our iPro™ and Viper™ SLA® systems. Accura® CeraMAX™ is an engineered white plastic composite designed for use in applications that require extreme thermal stability, rigidity and excessive wear resistance.
In May 2010, we introduced our Accura® PEAK™ Plastic, an engineered SLA® plastic designed for performance, accuracy and stability during prolonged exposure to elevated temperature and humidity. Accura® PEAK™ Plastic is ideal for use in automotive, aerospace and motorsports applications.
In July 2010, we made our first 3Dproparts™ European acquisition, acquiring the assets of CEP S.A. and its affiliate, Protometal S.A. (collectively “CEP”), rapid prototyping and rapid manufacturing services providers located in Joué l’Abbé, France. The Company acquired CEP to augment and expand its 3Dproparts™ business in Europe.
Results of Operations
Summary of 2010 financial results
We generated $1.0 million of net cash in the first six months of 2010 and finished the period with $25.9 million of unrestricted cash compared to $24.9 million of unrestricted cash at December 31, 2009.
As discussed in greater detail below, revenue for the second quarter of 2010 improved by 42% to $35.1 million from $24.7 million for the second quarter of 2009, due to improved global demand. Revenue increased across all classes of products and services. Revenue for the six months ended June 30, 2010 increased 37% to $66.8 million from $48.7 million in 2009, for primarily the same reasons.
Materials sales for the second quarter of 2010 rose by $2.3 million from the second quarter of 2009 as revenue from materials was favorably impacted by the higher large-frame systems sales, which are typically accompanied by significant initial materials purchases to charge up new systems and commence production, and increased demand due to the improving global economy.

We are encouraged by the improved trend in systems and materials sales during the second quarter of 2010, which increased by $4.8 million, or 81%, and $2.3 million, or 19%, respectively, from second quarter 2009 levels.
Revenue from services improved by $3.4 million to $10.5 million in the second quarter of 2010 from $7.1 million in the second quarter of 2009. Services revenue grew by $1.3 million in the second quarter of 2010 from $9.2 million in the first quarter of 2010.
For the second quarter of 2010 healthcare revenue made up 14% of our total revenue compared to 12% in the first quarter of 2010 and includes sales of systems, materials and services for the following applications:
•	hearing aid,
•	dental,
•	medical device and
•	other health-related.
Although system sales into these marketplaces can fluctuate from period to period due to timing, 73% of revenue from healthcare applications was from recurring revenue in the second quarter of 2010 compared to 68% in the first quarter of 2010.
Our higher gross profit in the second quarter and first six months of 2010 arose primarily from our higher level of revenue. Our gross profit margin increased to 45.4% in the second quarter of 2010 from 43.8% in the second quarter of 2009 due to product mix and improvements in our cost structure.
Our operating expenses increased by $0.8 million in the second quarter of 2010 to $12.5 million from $11.7 million in the 2009 quarter. The increase reflected higher selling, general and administrative expenses primarily related to the integration and operation of the acquisitions. We expect our SG&A expenses for the remainder of 2010 to be in the range of $19.0 to $21.5 million, and our research and development expenses to be in the range of $5.0 million to $6.0 million.
Results of Operations — Second Quarter Comparisons
Second quarter comparison of revenue by class of product and service
Table 1 sets forth our change in revenue by class of product and service for the second quarter of 2010 compared to the second quarter of 2009:
Table 1

	Systems and
	Other
(Dollars in thousands)	Products		Materials		Services		Totals
Revenue — 2nd quarter 2009	$5,882	23.8%	$11,702	47.4%	$7,121	28.8%	$24,705	100%

Change in revenue:
Volume
Core products and services	1,290	21.9	3,265	27.9	2,661	37.3	7,216	29.2
New products and services	3,362	57.1	(352)	(3.0)	883	12.4	3,893	15.8
Price/Mix	481	8.2	(293)	(2.5)	—	—	188	0.8
Foreign currency translation	(343)	(5.8)	(349)	(3.0)	(166)	(2.3)	(858)	(3.5)

Net change	4,790	81.4	2,271	19.4	3,378	47.4	10,439	42.3

Revenue — 2nd quarter 2010	$10,672	30.3%	$13,973	39.8%	$10,499	29.9%	$35,144	100%

We earn revenues from the sale of systems and other products, materials and services. On a consolidated basis, revenue for the second quarter of 2010 increased by $10.4 million, or 42.3%, compared to the second quarter of 2009 as a result of improvements in each revenue category.

The increase in revenue from systems and other products that is due to volume for the second quarter of 2010 compared to the same quarter of 2009 was the result of higher sales of large frame systems and 3-D printers. Revenue from systems and other products consisted of:
•	Large-frame systems, which represented 35% of total systems revenue for the second quarter of 2010, compared to 15% for the second quarter of 2009;
•	Mid-frame systems, which accounted for 23% of total systems revenue for the 2010 period, compared to 45% for the same period in 2009; and
•	3-D printers, which made up the remaining 42% in the second quarter of 2010, compared to 40% in the second quarter of 2009.
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
Revenue from materials was also helped by the improvement in large-frame systems sales, which are typically accompanied by significant initial materials purchases to charge up new systems and commence production. Sales of integrated materials represented 35% of total materials revenue in the second quarter of 2010 compared to 30% in the second quarter of 2009.
The increase in services revenue reflects revenue from our 3Dproparts™ service, which was introduced in the fourth quarter of 2009 to expand our paid parts offerings.
Production and delivery of our systems is generally not characterized by long lead times, and backlog is therefore generally not a material factor in our business. At June 30, 2010 our backlog was approximately $5.2 million, compared to backlogs of $1.4 million at December 31, 2009 and $1.6 million at June 30, 2009, respectively. The increase in backlog this period resulted from the timing of the receipt of completed orders and customers requesting delivery after quarter end.
In addition to changes in sales volumes, there are two other primary drivers of changes in revenues from one period to another: the combined effect of changes in product mix and average selling prices, sometimes referred to as price and mix effects, and the impact of fluctuations in foreign currencies.
As used in this Management’s Discussion and Analysis, the combined effect of changes in product mix and average selling prices, relates to changes in revenue that are not able to be specifically related to changes in unit volume. Among these changes are changes in the product mix of our materials and our systems as the trend toward smaller, more economical systems has continued and the influence of new systems and materials on our operating results has grown. Our reporting systems are not currently configured to produce more quantitative information regarding the effect of price and mix changes on revenue.
Change in second quarter revenue by geographic region
Each geographic region contributed to our higher level of revenue in the second quarter of 2010. Table 2 sets forth the change in revenue by geographic area for the second quarter of 2010 compared to the second quarter of 2009:
Table 2

(Dollars in thousands)	U.S.		Europe		Asia-Pacific		Totals
Revenue — 2nd quarter 2009	$11,455	46.3%	$10,742	43.5%	$2,508	10.2%	$24,705	100%

Change in revenue:
Volume	5,557	48.5	3,808	35.5	1,745	69.6	11,109	45.0
Price/Mix	387	3.4	(311)	(2.9)	111	4.4	188	0.8
Foreign currency translation	—	—	(967)	(9.0)	109	4.3	(858)	(3.5)

Net change	5,944	51.9	2,530	23.6	1,965	78.3	10,439	42.3

Revenue — 2nd quarter 2010	$17,399	49.5%	$13,272	37.8%	$4,473	12.7%	$35,144	100%

Revenue from U.S. operations increased by $5.9 million or 51.9% to $17.4 million in 2010 from $11.5 million in the second quarter of 2009. The increase was due to higher volume and the favorable combined effect of price and mix.
Revenue from non-U.S. operations for the second quarter of 2010 increased by $4.5 million or 33.9% to $17.7 million from $13.2 million for the second quarter of 2009. Revenue from non-U.S. operations as a percent of total revenue was 50.5% and 53.7%, respectively, for the second quarters of 2010 and 2009. The increase in non-U.S. revenue, excluding the effect of foreign currency translation, was 40.4% in the second quarter of 2010.

Revenue from European operations increased by $2.6 million or 23.6% to $13.3 million from $10.7 million in the prior year period. This increase was due to a $3.8 million increase in volume, partially offset by a $1.0 million unfavorable impact of foreign currency translation and a $0.3 million unfavorable combined effect of price and mix.
Revenue from Asia-Pacific operations increased by $2.0 million or 78.3% to $4.5 million from $2.5 million in the prior year period due primarily to the favorable $1.7 million increase in volume combined with a $0.2 million favorable impact of foreign currency translation and favorable price and mix.
Gross profit and gross profit margins — second quarter
Table 3 sets forth gross profit and gross profit margin for our products and services for the second quarters of 2010 and 2009:
Table 3

	Quarter Ended June 30,
	2010		2009
	Gross	%	Gross	%
(Dollars in thousands)	Profit	Revenue	Profit	Revenue
Systems and other products	$3,698	34.7%	$1,090	18.5%
Materials	8,333	59.6	7,051	60.3
Services	3,925	37.4	2,689	37.8

Total	$15,956	45.4%	$10,830	43.8%

On a consolidated basis, gross profit for the second quarter of 2010 increased by $5.2 million to $16.0 million from $10.8 million in the second quarter of 2009, primarily as a result of higher sales from all revenue categories.
Consolidated gross profit margin in the second quarter of 2010 improved by 1.6 percentage points to 45.4% of revenue from 43.8% of revenue for the 2009 quarter. The increase in gross profit margin reflected higher sales volumes coupled with the effect of various cost savings initiatives that we have pursued since 2008. The 2010 gross profit margin was adversely affected by approximately 2.3 percentage points due to the previously disclosed negative impact on margin of sales of our V-Flash® Desktop Printer. The negative impact of V-Flash® sales on margin in the 2009 quarter was 2.1 percentage points.
Systems and other products gross profit for the second quarter of 2010 increased to $3.7 million from $1.1 million for the 2009 quarter. Gross profit margin for systems increased by 16.2 percentage points to 34.7% of revenue from 18.5% of revenue in the 2009 quarter. Gross profit was positively impacted by higher revenue and benefits from changes to our manufacturing strategy.
Materials gross profit for the second quarter of 2010 increased by $1.2 million or 18% to $8.3 million from $7.1 million for the 2009 quarter, and gross profit margin for materials decreased by 0.7 percentage points to 59.6% of revenue from 60.3% of revenue in the 2009 quarter. The increased gross profit is due to the higher revenue and improved overhead absorption.
Gross profit for services for the second quarter of 2010 increased by $1.2 million or 46% to $3.9 million from $2.7 million for the 2009 quarter, and gross profit margin for services decreased by 0.4 percentage points to 37.4% of revenue from 37.8% of revenue in the 2009 quarter. The decline in gross profit margin for services is primarily due to lower levels of upgrades in the 2010 quarter, as well as to higher 3Dproparts™ revenues in 2010 which have a lower gross profit margin than the other components of service revenue during the initial quarters following acquisitions.
Operating expenses
As shown in Table 4, total operating expenses increased by $0.8 million or 7.4% to $12.5 million in the second quarter of 2010 from $11.7 million in the second quarter of 2009. This increase consisted of $1.0 million in higher selling, general and administrative expenses partially offset by $0.2 million of lower research and development expenses, both of which are discussed below.
Table 4

	Quarter Ended June 30,
	2010		2009
		%		%
(Dollars in thousands)	Amount	Revenue	Amount	Revenue
Selling, general and administrative expenses	$9,776	27.8%	$8,818	35.7%
Research and development expenses	2,766	7.9	2,855	11.6

Total operating expenses	$12,542	35.7%	$11,673	47.3%

Selling, general and administrative expenses
Selling, general and administrative expenses increased by $1.0 million to $9.8 million in the second quarter of 2010 compared to $8.8 million in the second quarter of 2009, but decreased to 27.8% of revenue in 2010 compared to 35.7% for 2009. The increase was due primarily to a $1.2 million increase in compensation costs primarily due to higher staffing levels from acquisitions and higher commissions, partially offset by $0.3 million reduction to bad debt expense.
Research and development expenses
Research and development expenses decreased by $0.2 million or 3.1% to $2.7 million in the second quarter of 2010 from $2.9 million in the second quarter of 2009.
Income (loss) from operations
Our income from operations of $3.4 million for the second quarter of 2010 improved from a loss of $0.8 million in the second quarter of 2009. See Gross profit and gross profit margins and Operating expenses above.
The following table sets forth operating income (loss) by geographic area for the second quarters of 2010 and 2009:
Table 5

	Quarter Ended June 30,
(Dollars in thousands)	2010	2009
Income (loss) from operations
United States	$1,233	$(2,286)
Germany	520	262
Other Europe	578	288
Asia Pacific	958	364

Subtotal	3,289	(1,372)
Inter-segment elimination	125	529

Total	$3,414	$(843)

With respect to the U.S., the changes in operating income (loss) from 2009 to 2010 reflected the same factors relating to our consolidated operating income (loss) that are discussed above. As most of our operations outside the U.S. are conducted through sales and marketing subsidiaries, the changes in operating income (loss) in our operations outside the U.S. from 2009 to 2010 resulted primarily from changes in transfer pricing which is a function of revenue levels.
Interest and other expense, net
Interest and other expense, net increased to $0.4 million in the second quarter of 2010 from $0.3 million in the 2009 quarter. Foreign currency loss for the second quarter of 2010 was $0.2 million and for 2009 was an insignificant amount. Interest expense for the second quarter of 2010 and 2009 was $0.1 million and $0.2 million, respectively.
Provision for income taxes
We recorded a provision for income taxes of $0.2 million in the quarter ended June 30, 2010 and the quarter ended June 30, 2009. Our provision for income taxes primarily reflects income taxes in foreign jurisdictions.
Net income (loss)
We moved from a net loss of $1.3 million for the second quarter of 2009 to net income of $2.7 million for the second quarter of 2010. The principal reasons for the improvement are discussed in more detail above.
For the quarter ended June 30, 2010, average common shares for basic and diluted earnings per share was 23.0 million and 23.3 million, respectively, and basic and diluted earnings per share was $0.12. For the quarter ended June 30, 2009, average common shares for basic and diluted earnings per share was 22.5 million and basic and diluted loss per share was $0.06.

Results of Operations — Six Month Comparisons
Six month comparison of revenue by class of product and service
Table 6 sets forth our change in revenue by class of product and service for the first six months of 2010 compared to the same period of 2009:
Table 6

	Systems and
	Other
(Dollars in thousands)	Products		Materials		Services		Totals
Revenue — six months 2009	$10,741	22.0%	$22,332	45.8%	$15,663	32.2%	$48,736	100.0%

Change in revenue:
Volume
Core products and services	3,001	27.9	6,540	29.3	3,033	19.4	12,574	25.8
New products and services	5,790	53.9	(861)	(3.9)	1,002	6.4	5,931	12.1
Price/Mix	93	0.9	(496)	(2.2)	—	—	(403)	(0.8)
Foreign currency translation	(170)	(1.6)	72	0.3	31	0.2	(67)	(0.1)

Net change	8,714	81.1	5,255	23.5	4,066	26.0	18,035	37.0

Revenue — six months 2010	$19,455	29.1%	$27,587	41.3%	$19,729	29.6%	$66,771	100.0%

We earn revenues from the sale of systems and other products, materials and services. On a consolidated basis, revenue for the first six months of 2010 increased by $18.0 million, or 37.0%, compared to the first six months of 2009 as a result of improvements in each revenue category.
The increase in revenue from systems and other products that is due to volume for the first six months of 2010 compared to the same period of 2009 was the result of higher overall system sales as follows:
•	Large-frame systems, which represented 30% of total systems revenue for the first six months of 2010, compared to 12% for the 2009 period;

•	Mid-frame systems, which accounted for 22% of total systems revenue for the 2010 period, compared to 42% for the same period in 2009; and

•	3-D printers, which made up the remaining 48% in the first six months of 2010, compared to 46% in the same period of 2009.
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
Revenue from materials was also helped by the improvement in large-frame systems sales, which are typically accompanied by significant initial materials purchases to charge up new systems and commence production. Sales of integrated materials represented 34% of total materials revenue in the first six months of 2010 compared to 32% in the first six months of 2009.
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

Change in six month revenue by geographic region
Each geographic region contributed to our higher level of revenue in the first six months of 2010. Table 7 sets forth the change in revenue by geographic area for the first six months of 2010 compared to the first six months of 2009:
Table 7

(Dollars in thousands)	U.S.		Europe		Asia-Pacific		Totals
Revenue — six months, 2009	$22,210	45.6%	$20,740	42.5%	$5,786	11.9%	$48,736	100%

Change in revenue:
Volume	8,820	39.7	6,535	31.5	3,150	54.4	18,505	38.0
Price/Mix	514	2.3	(883)	(4.3)	(34)	(0.6)	(403)	(0.9)
Foreign currency translation	—	—	(251)	(1.2)	184	3.2	(67)	(0.1)

Net change	9,334	42.0	5,401	26.0	3,300	57.0	18,035	37.0

Revenue — six months, 2010	$31,544	47.2%	$26,141	39.2%	$9,086	13.6%	$66,771	100%

Revenue from U.S. operations improved by $9.4 million or 42.0% to $31.6 million in 2010 from $22.2 million in the first six months of 2009. The increase was due to higher volume and the favorable combined effect of price and mix.
Revenue from non-U.S. operations for the first six months of 2010 increased by $8.7 million or 32.8% to $35.2 million from $26.5 million for the first six months of 2009. Revenue from non-U.S. operations as a percentage of total revenue was 52.8% and 54.4%, respectively, for the first six months of 2010 and 2009. The increase in non-U.S. revenue, excluding the effect of foreign currency translation, was 33.1% in the first six months of 2010.
Revenue from European operations increased by $5.4 million or 26.0% to $26.1 million from $20.7 million in the prior year period. This increase was due to a $6.5 million increase in volume, partially offset by a $0.9 million unfavorable combined effect of price and mix and a $0.2 million unfavorable impact of foreign currency translation.
Revenue from Asia-Pacific operations improved by $3.3 million or 57.0% to $9.1 million from $5.8 million in the prior year period due primarily to the favorable $3.1 million increase in volume and a $0.2 million favorable foreign currency translation.
Gross profit and gross profit margins — six months
Table 8 sets forth gross profit and gross profit margin for our products and services for the first six months of 2010 and 2009:
Table 8

	Six Months Ended June 30,
	2010		2009
	Gross	%	Gross	%
(Dollars in thousands)	Profit	Revenue	Profit	Revenue
Systems and other products	$6,840	35.2%	$1,943	18.1%
Materials	16,584	60.1	13,750	61.6
Services	6,853	34.7	5,616	35.9

Total	$30,277	45.3%	$21,309	43.7%

On a consolidated basis, gross profit for the first six months of 2010 increased by $9.0 million to $30.3 million from $21.3 million in the first six months of 2009, primarily as a result of increased sales from all revenue categories.
Consolidated gross profit margin in the first six months of 2010 increased by 1.6 percentage points to 45.3% of revenue from 43.7% of revenue for the 2009 period. The increase in gross profit margin reflected higher sales volumes coupled with the effect of various cost savings initiatives that we pursued since 2008.
Systems and other products gross profit for the first six months of 2010 increased to $6.8 million from $1.9 million for the 2009 period. Gross profit margin for systems increased by 17.1 percentage points to 35.2% of revenue from 18.1% of revenue in the 2009 period. Gross profit was positively impacted by higher revenue and benefits from changes to our manufacturing strategy.
Materials gross profit for the first six months of 2010 increased by $2.8 million or 20.6% to $16.6 million from $13.8 million for the 2009 period, and gross profit margin for materials decreased by 1.5 percentage points to 60.1% of revenue from 61.6% of revenue in the 2009 period. The increased gross profit is attributed to the higher revenue.

Gross profit for services for the first six months of 2010 increased by $1.3 million or 22.0% to $6.9 million from $5.6 million for the 2009 period, and gross profit margin for services decreased by 1.2 percentage points to 34.7% of revenue from 35.9% of revenue in the 2009 period. The decline in gross profit margin for services is primarily due to lower levels of upgrades in the first six months of 2010, as well as higher 3Dproparts™ revenues in 2010, which have a lower gross profit margin than the other components of service revenue during the initial quarters following acquisitions.
Operating expenses
As shown in Table 9, total operating expenses increased by $0.4 million or 1.9% to $24.2 million in the first six months of 2010 from $23.8 million in the first six months of 2009.
Table 9

	Six Months Ended June 30,
	2010		2009
		%		%
(Dollars in thousands)	Amount	Revenue	Amount	Revenue
Selling, general and administrative expenses	$18,934	28.4%	$18,006	36.9%
Research and development expenses	5,271	7.9	5,753	11.8

Total operating expenses	$24,205	36.3%	$23,759	48.7%

Selling, general and administrative expenses
Selling, general and administrative expenses increased by $0.9 million to $18.9 million in the first six months of 2010 compared to $18.0 million in the first six months of 2009. The increase was due primarily to a $2.1 million increase in compensation costs primarily due to higher staffing levels from acquisitions and higher commissions, partially offset by lower bad debt expense of $1.0 million and lower depreciation expense of $0.5 million.
Research and development expenses
Research and development expenses decreased by $0.5 million or 8.4% to $5.3 million in the first six months of 2010 from $5.8 million in the same period in 2009, principally due to a $0.3 million decrease in outside consulting services in the 2010 period.
Income (loss) from operations
Our income from operations for the six months ended June 30, 2010 increased by $8.6 million to $6.1 million from $2.5 million loss from operations during the six months ended June 30, 2009. See Gross profit and gross profit margins and Operating expenses above.
The following table sets forth operating income (loss) by geographic area for the first six months of 2010 and 2009:
Table 10

	Six Months Ended June 30,
(Dollars in thousands)	2010	2009
Income (loss) from operations
United States	$1,789	$(5,230)
Germany	833	370
Other Europe	1,024	707
Asia Pacific	2,255	1,307

Subtotal	5,901	(2,846)
Inter-segment elimination	171	396

Total	$6,072	$(2,450)

With respect to the U.S., the changes in operating income (loss) from 2009 to 2010 reflected the same factors relating to our consolidated operating income (loss) that are discussed above. As most of our operations outside the U.S. are conducted through sales and marketing subsidiaries, the changes in operating income (loss) in our operations outside the U.S. from 2009 to 2010 resulted primarily from changes in transfer pricing which is a function of revenue.

Operating income from our Asia-Pacific operations includes a $0.5 million bad debt provision related to 2009 sales to our largest Japanese customer, which filed for court protection in February 2009. Receivables prior to the filing were fully reserved, while sales subsequent to the filing have been on a cash basis.
Interest and other expense, net
Interest and other expense, net increased to $0.8 million in the first six months of 2010 from $0.5 million in 2009. Foreign currency loss for the first six months of 2010 and 2009 was $0.5 million and $0.2 million, respectively. Interest expense for the first six months of 2010 and 2009 was $0.3 million for each period.
Provision for income taxes
We recorded a provision for income taxes of $0.5 million for both six month periods ending June 30, 2010 and June 30, 2009. Our provision for income taxes primarily reflects income taxes in foreign jurisdictions.
Net income (loss)
Our net income for the first six months of 2010 improved to $4.8 million, compared to our net loss of $3.4 million for the first six months of 2009.
For the six months ended June 30, 2010, average common shares for basic and diluted earnings per share was 22.9 million and 23.5 million, respectively, and basic and diluted earnings per share were $0.21 and $0.20, respectively. For the six months ended June 30, 2009, average common shares for basic and diluted earnings per share was 22.4 million and basic and diluted loss per share were $0.15.
Financial Condition and Liquidity
Table 11

(Dollars in thousands)	June 30, 2010	December 31, 2009
Cash and cash equivalents	$25,878	$24,913
Working capital	$39,934	$36,718
Total 3D Systems’ equity	$111,786	$104,697
Our unrestricted cash and cash equivalents increased by $1.0 million to $25.9 million at June 30, 2010 from $24.9 million at December 31, 2009. This increase principally resulted from the net $7.4 million of cash provided by operating activities, partially offset by the $6.2 million of cash used in investing activities. See Cash flow and Capitalized lease obligations below.
Our net working capital increased by $3.2 million to $39.9 million at June 30, 2010 from $36.7 million at December 31, 2009, primarily due to the factors discussed below.
Accounts receivable, net, decreased by $0.9 million to $22.9 million at June 30, 2010 from $23.8 million at December 31, 2009. This decline was primarily attributable to the collection of year end 2009 accounts receivable balances, which were primarily composed of sales from the fourth quarter. Accounts receivable declined even with our higher sales levels due to higher system revenue which typically includes upfront deposits from customers. Our days’ sales outstanding decreased to 59 days at June 30, 2010 from 60 days at December 31, 2009. Our gross accounts receivable declined by $1.2 million from December 31, 2009 to June 30, 2010. Accounts receivable more than 90 days past due decreased to 5.1% of gross receivables at June 30, 2010 compared to 5.9% of gross receivables at December 31, 2009.
Accounts payable increased by $1.8 to $14.8 at June 30, 2010 from $13.0 million at December 31, 2009. The increase primarily related to the increase in inventories, which is explained below, and the normal timing of our scheduled expense payments.
Inventories increased by $3.6 million to $22.0 million at June 30, 2010 from $18.4 million at December 31, 2009. This increase resulted primarily from a $2.8 million increase in finished goods inventory due to the timing of sales and revenue recognition at quarter end, which also impacts our backlog, and a $0.7 million increase in raw materials due to timing of sales and deliveries. We maintained $2.4 million of inventory reserves at June 30, 2010 and $2.7 million of such reserves at December 31, 2009.

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
The changes in the first six months of 2010 that make up the other components of working capital not discussed above arose in the ordinary course of business.
Differences between the amounts of working capital item changes in the cash flow statement and the balance sheet changes for corresponding items are primarily the result of foreign currency translation adjustments.
We intend to continue to rely upon our unrestricted cash and cash flow from operations to meet our liquidity needs. While we believe that actions taken since 2008 to reduce our operating costs, improve our gross profit margin and manage working capital should continue to benefit us in 2010, there can be no assurance in these uncertain economic times that these actions will be sufficient.
Our principal contractual commitments consists of the capital leases on our Rock Hill facility, which are discussed in greater detail below.
Cash flow
Table 12 summarizes the cash provided by or used in operating activities, investing activities and financing activities, as well as the effect of changes in foreign currency exchange rates on cash, for the first six months of 2010 and 2009.
Table 12

(Dollars in thousands)	2010	2009
Cash provided by operating activities	$7,438	$2,317
Cash used in investing activities	(6,220)	(711)
Cash provided by financing activities	133	255
Effect of exchange rate changes on cash	(386)	4

Net increase in cash and cash equivalents	$965	$1,865

Cash flow from operations
For the six months ended June 30, 2010, our operating activities, which is primarily composed of net income plus the effects of non-cash items and changes in working capital, provided $7.4 million of net cash. These changes in working capital included a $4.5 million increase in inventories, partially offset by a $2.1 million increase in accounts payable and a $0.7 million decrease in prepaid expenses and other current assets.
For the six months ended June 30, 2009, our operating activities provided $2.3 million of net cash. This source of cash consisted of $4.7 million of non-cash items included in our net loss and $1.0 million of cash provided by net changes in operating accounts that were partially offset by our $3.4 million net loss.
Cash flow from investing activities
Net cash used in investing activities in the first six months of 2010 increased to $6.2 million from $0.7 million for the first six months of 2009. The increase was primarily due to acquisitions related to our 3Dproparts™ business.
Cash flow from financing activities
Net cash provided by financing activities decreased to $0.1 million for the six months ended June 30, 2010 compared to $0.2 million in the 2009 period.
Capitalized lease obligations
Our principal contractual commitments consisted of capitalized lease obligations of $8.4 million at June 30, 2010. Our capitalized lease obligations decreased from $8.5 million at December 31, 2009 primarily due to scheduled payments of principal on capital lease installments.

Outstanding capitalized lease obligations relate to two lease agreements that we entered into during 2006 with respect to our Rock Hill facility, one of which covers the facility itself and the other of which covers certain furniture and fixtures that we acquired for use in the facility. The carrying values of the headquarters facility and the furniture and fixture leases at June 30, 2010 and December 31, 2009 were $8.4 million and $8.5 million, respectively.
Our outstanding capitalized lease obligations at June 30, 2010 and December 31, 2009 were as follows:
Table 13

	June 30,	December 31,
(Dollars in thousands)	2010	2009
Capitalized lease obligations:
Current portion of capitalized lease obligations	$219	$213
Capitalized lease obligations, long-term portion	8,145	8,254

Total capitalized lease obligations	$8,364	$8,467

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
The dollar equivalent of our foreign currency contracts and their related fair values as of June 30, 2010 and December 31, 2009 were as follows:
Table 14

	Foreign Currency
	Purchase Contracts
(Dollars in thousands)	2010	2009
Notional amount	$922	$1,587
Fair value	976	1,563

Net unrealized gain (loss)	$54	$(24)

At June 30, 2010 and December 31, 2009, the notional amount of these contracts at their respective settlement dates amounted to $0.9 million and $1.6 million, respectively. The 2010 and 2009 contracts related primarily to purchases of inventory from third parties. The notional amount of the purchase contracts aggregated CHF 1.1 million and CHF 1.6 million, respectively.
The net fair value of all foreign exchange contracts at June 30, 2010 and December 31, 2009 reflected a $0.1 million unrealized gain at June 30, 2010 and nominal unrealized loss at December 31, 2009. The foreign currency contracts outstanding at December 31, 2009 expired at various times between January 6, 2010 and February 3, 2010. The foreign currency contracts outstanding at June 30, 2010 expire at various times between July 1, 2010 and July 21, 2010.
Changes in the fair value of derivatives are recorded in interest and other expense, net, in our Condensed Consolidated Statements of Operations. Depending on their fair value at the end of the reporting period, derivatives are recorded either in prepaid and other current assets or in accrued liabilities in our Condensed Consolidated Balance Sheets.
The total impact of foreign currency related items on our Condensed Consolidated Statements of Operations for the six months ended June 30, 2010 and June 30, 2009 was a net loss of $0.5 million and a net loss of $0.2 million, respectively.

3D Systems’ stockholders’ equity
3D Systems’ stockholders’ equity increased by $7.1 million to $111.8 million at June 30, 2010 from $104.7 million at December 31, 2009. This increase includes the following:
•	our $4.8 million net income reported for the first six months of 2010;

•	$2.6 million of stock issued for acquisitions; and

•	$0.8 million of stock compensation expense recorded in stockholders’ equity in accordance with ASC 738, “Compensation — Stock Compensation” during the first six months of 2010.
Offsetting this increase was an unrealized loss on foreign currency translation of $1.3 million.
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
If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from those reflected in or suggested by forward-looking statements. Any forward-looking statement you read in this Form 10-Q reflects our current views with respect to future events and is subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity. All subsequent written and oral forward-looking statements attributable to us or individuals acting on our behalf are expressly qualified in their entirety by this paragraph. You should specifically consider the factors identified or referred to in this Form 10-Q and our other SEC reports, including our Annual Report on Form 10-K for the year ended December 31, 2009, which could cause actual results to differ from those referred to in forward-looking statements.
Cautionary Statements and Risk Factors
We recognize that we are subject to a number of risks and uncertainties that may affect our future performance. The risks and uncertainties described in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2009 are not the only risks and uncertainties that we face. Additional risks and uncertainties not currently known to us or that we currently deem not to be material also may impair our business operations. If any of these risks actually occur, our business, results of operations and financial condition could suffer. In that event the trading price of our common stock could decline, and you may lose all or part of your investment in our common stock. The risks in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2009 also include forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements.

Except as required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
For a discussion of market risks at December 31, 2009, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2009. During the first six months of 2010, there were no material changes or developments that would materially alter the market risk assessment performed as of December 31, 2009.

Item 4.	Controls and Procedures.
Evaluation of disclosure controls and procedures
As of June 30, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act.”)) pursuant to Rules 13a-15 and 15d-15 under the Exchange Act. These controls and procedures were designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in a manner to allow timely decisions regarding required disclosures. Based on this evaluation, including an evaluation of the rules referred to above in this Item 4, management has concluded that our disclosure controls and procedures were effective as of June 30, 2010 to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in a manner to allow timely decisions regarding required disclosures.
Changes in Internal Controls over Financial Reporting
There were no material changes in our internal controls over financial reporting during the period covered by this Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.
The information set forth in Note 14 of the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q is incorporated herein by reference.

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

3.10	Amended and Restated By-Laws. (Incorporated by reference to Exhibit 3.2 of Registrant’s Current Report on Form 8-K filed on December 1, 2006.)

10.1	Charles W. Hull Consulting Arrangement.

10.2	Kevin P. McAlea Severance Arrangement.

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated July 29, 2010.

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated July 29, 2010.

32.1	Certification of Principal Executive Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated July 29, 2010.

32.2	Certification of Principal Financial Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated July 29, 2010.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

3D Systems Corporation
By:	/s/ Damon J. Gregoire
Damon J. Gregoire
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer) (Duly Authorized Officer)
Date: July 29, 2010