Form 10-Q
period 2010-09-30
3D SYSTEMS CORP
filed 2010-10-28
CIK 910638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Shares of Common Stock, par value $0.001, outstanding as of October 21, 2010: 23,266,727

3D SYSTEMS CORPORATION
Quarterly Report on Form 10-Q for the
Quarter Ended September 30, 2010

PART I. — FINANCIAL INFORMATION
Item 1. Financial Statements.
3D SYSTEMS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
(in thousands, except par value)	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$33,811	$24,913
Accounts receivable, net of allowance for doubtful accounts of $1,572 (2010) and $1,790 (2009)	26,620	23,759
Inventories, net of reserves of $2,353 (2010) and $2,693 (2009)	20,750	18,378
Prepaid expenses and other current assets	1,684	2,415
Deferred income tax assets	405	634
Restricted cash	54	54

Total current assets	83,324	70,153
Property and equipment, net	26,796	24,789
Intangible assets, net	7,852	3,634
Goodwill	49,961	48,730
Other assets, net	2,916	3,097

Total assets	$170,849	$150,403

LIABILITIES AND EQUITY
Current liabilities:
Current portion of capitalized lease obligations	$226	$213
Accounts payable	13,998	12,994
Accrued and other liabilities	12,615	11,114
Customer deposits	2,601	627
Deferred revenue	8,792	8,487

Total current liabilities	38,232	33,435
Long-term portion of capitalized lease obligations	8,084	8,254
Other liabilities	3,928	3,944

Total liabilities	50,244	45,633

Commitments and contingencies	—	—
3D Systems stockholders’ equity:
Preferred stock, authorized 5,000 shares, none issued	—	—
Common stock, $0.001 par value, authorized 60,000 shares; 23,261 (2010) and 22,774 (2009) issued	23	23
Additional paid-in capital	182,936	177,682
Treasury stock, at cost; 95 shares (2010) and 74 shares (2009)	(154)	(134)
Accumulated deficit	(67,368)	(77,491)
Accumulated other comprehensive income	5,168	4,617

Total 3D Systems stockholders’ equity	120,605	104,697
Non-controlling interest	—	73

Total equity	120,605	104,770

Total liabilities and equity	$170,849	$150,403

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2010	2009	2010	2009
Revenue:
Products	$28,742	$19,948	$75,783	$53,021
Services	12,761	7,719	32,490	23,382

Total revenue	41,503	27,667	108,273	76,403

Cost of sales:
Products	14,765	11,309	38,381	28,689
Services	7,910	4,039	20,787	14,086

Total cost of sales	22,675	15,348	59,168	42,775

Gross profit	18,828	12,319	49,105	33,628

Operating expenses:
Selling, general and administrative	10,960	8,362	29,894	26,368
Research and development	2,708	2,865	7,979	8,618

Total operating expenses	13,668	11,227	37,873	34,986

Income (loss) from operations	5,160	1,092	11,232	(1,358)
Interest and other income (expense), net	492	(59)	(342)	(546)

Income (loss) before income taxes	5,652	1,033	10,890	(1,904)
Provision for income taxes	284	106	767	566

Net income (loss)	5,368	927	10,123	(2,470)
Less: Net income attributable to non-controlling interest	—	25	—	29

Net income (loss) attributable to 3D Systems	$5,368	$902	$10,123	$(2,499)

Earnings (loss) per share — basic	$0.23	$0.04	$0.44	$(0.11)

Earnings (loss) per share — diluted	$0.23	$0.04	$0.43	$(0.11)

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2010	2009
Cash flows from operating activities:
Net income (loss)	$10,123	$(2,470)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income taxes	212	153
Depreciation and amortization	5,355	4,341
Provision (recovery) for bad debts	(118)	941
Stock-based compensation	1,057	936
Loss on the disposition of property and equipment	49	151
Changes in operating accounts:
Accounts receivable	(155)	5,316
Inventories	(2,160)	744
Prepaid expenses and other current assets	920	(468)
Accounts payable	(1,308)	(4,367)
Accrued liabilities	1,892	(1,041)
Customer deposits	1,973	(116)
Deferred revenue	317	(2,180)
Other operating assets and liabilities	315	295

Net cash provided by operating activities	18,472	2,235

Cash flows used in investing activities:
Purchases of property and equipment	(1,019)	(634)
Additions to license and patent costs	(243)	(149)
Proceeds from disposition of property and equipment	6	34
Acquisition of businesses, net of cash acquired	(9,086)	—

Net cash used in investing activities	(10,342)	(749)

Cash flows provided by financing activities:
Stock option and restricted stock proceeds	262	242
Repayment of long-term debt	(159)	(145)
Repayment of short-term borrowings	—	(3,085)
Restricted cash	—	3,216

Net cash provided by financing activities	103	228

Effect of exchange rate changes on cash	665	103

Net increase in cash and cash equivalents	8,898	1,817

Cash and cash equivalents at the beginning of the period	24,913	22,164

Cash and cash equivalents at the end of the period	$33,811	$23,981

Supplemental Cash Flow Information:
Interest payments	$442	$474
Income tax payments (receipts)	274	(208)
Non-cash items:
Transfer of equipment from inventory to property and equipment, net (a)	1,419	461
Transfer of equipment to inventory from property and equipment, net (b)	392	341
Stock issued for acquisitions of businesses	3,915	—

(a)	Inventory is transferred from inventory to property and equipment at cost when the Company requires additional machines for training, demonstration or short-term rentals.

(b)
In general, an asset is transferred from property and equipment, net, into inventory at its net book value when the Company has identified a potential sale for a used machine. The machine is removed from inventory upon recognition of the sale.

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)

	Equity Attributable to 3D Systems’ Stockholders
	Common Stock				Treasury Stock			Accumulated	Total	Equity
		Par		Additional				Other	3D Systems’	Attributable to
		Value		Paid-in			Accumulated	Comprehensive	Stockholders’	Non-controlling	Total
(in thousands, except par value)	Shares	$0.001		Capital	Shares	Amount	Deficit	Income	Equity	Interest	Equity
Balance at December 31, 2009	22,774	$23		$177,682	74	$(134)	$(77,491)	$4,617	$104,697	$73	$104,770
Exercise of stock options	16	—	(a)	166	—	—	—	—	166	—	166
Issuance (repurchase) of restricted stock, net	116	—	(a)	116	21	(20)	—	—	96	—	96
Stock-based compensation expense	18	—		1,057	—	—	—	—	1,057	—	1,057
Issuance of stock for acquisitions	337	—	(a)	3,915	—	—	—	—	3,915	—	3,915
Net income	—	—		—	—	—	10,123	—	10,123	—	10,123
Acquisition of non-controlling interest	—	—		—	—	—	—	—	—	(73)	(73)
Loss on pension plan – unrealized	—	—		—	—	—	—	(6)	(6)	—	(6)
Foreign currency translation adjustment	—	—		—	—	—	—	557	557	—	557

Balance at September 30, 2010	23,261	$23		$182,936	95	$(154)	$(67,368)	$5,168	$120,605	$—	$120,605

(a)	Amounts not shown due to rounding.
See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2010	2009	2010	2009
Net income (loss) attributable to 3D Systems	$5,368	$902	$10,123	$(2,499)
Net income attributable to non-controlling interest	—	25	—	29

Net income (loss)	5,368	927	10,123	(2,470)
Other comprehensive income (loss):
Unrealized gain (loss) on pension obligation	14	9	(6)	9
Foreign currency translation adjustments	1,831	768	557	217

Comprehensive income (loss), net	$7,213	$1,704	$10,674	$(2,244)

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
In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments, consisting of adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results of operations for the quarter and nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year.
The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results may differ from these estimates and assumptions.
Certain prior period amounts presented in the accompanying footnotes have been reclassified to conform to current year presentation.
All amounts presented in the accompanying footnotes are presented in thousands, except for earnings per share information.
The Company has evaluated subsequent events from the date of the condensed consolidated balance sheet through the date the financial statements were issued. During this period, the acquisition of Provel S.r.l. was a significant, non-recognized event. There were no other recognizable subsequent events identified. See Note 15 for a description of subsequent events.
Recent Accounting Pronouncements
In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU” or “Update”) 2009-13, “Multiple-Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force,” to provide amendments to the criteria in Subtopic 609-24 of the Accounting Standards Codification (“Codification”) for separating consideration into multiple-deliverable revenue arrangements. ASU 2009-13 establishes a selling price hierarchy for determining the selling price of each specific deliverable, which includes vendor-specific objective evidence (“VSOE”) if available, third party evidence if VSOE is not available or estimated selling price if neither VSOE nor third party evidence is available. ASU 2009-13 also eliminates the residual method for allocating revenue between the elements of an arrangement and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the arrangement proportionally to each deliverable on the basis of each deliverable’s selling price. This Update expands the disclosure requirements regarding a vendor’s multiple-deliverable revenue arrangements. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after September 15, 2010, with early adoption permitted. The Company is currently evaluating the impact of ASU 2009-13 on its consolidated financial statements.
In October 2009, the FASB issued ASU 2009-14, “Certain Revenue Arrangements That Include Software Elements — a consensus of the FASB Emerging Issues Task Force.” This Update removes tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality from the scope of the software revenue guidance in Subtopic 985-605 of the Codification. Additionally, ASU 2009-14 provides guidance on how a vendor should allocate arrangement consideration to deliverables in an arrangement that includes both tangible products and software that is not essential to the product’s functionality. ASU 2009-14 requires the same expanded disclosures that are included within ASU 2009-13. ASU 2009-14 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after September 15, 2010, with early adoption permitted. A company is required to adopt the amendments in both ASU 2009-13 and ASU 2009-14 in the same period using the same transition method. The Company is currently evaluating the impact of ASU 2009-14 on its consolidated financial statements.

In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” This Update is intended to provide financial statement users with additional information to assist them in assessing credit risk exposures and the adequacy of the allowance for credit losses. ASU 2010-20 is effective for interim and annual reporting periods ending on and after December 15, 2010. The impact of adoption of ASU 2010-20 by the Company is not expected to have a significant impact on its consolidated financial statements.
No other new accounting pronouncements issued or effective during the first nine months of 2010 have had or are expected to have an impact on the Company’s consolidated financial statements.
(2) Acquisitions
On February 16, 2010, the Company acquired the assets of Moeller Design and Development, Inc. (“Moeller Design”) in Seattle, Washington. Moeller Design is a provider of premium precision investment casting services and prototyping for aerospace and medical device applications. The Company acquired Moeller Design for its premium parts capabilities and to expand the geographic footprint of its 3Dproparts™ service to the West Coast. Moeller Design has been integrated into the Company’s 3Dproparts™ service. The fair value of the consideration paid for this acquisition was $3,600 and was allocated to the assets purchased and liabilities assumed based on their estimated fair values as of the acquisition date. In addition, there was a gain from bargain purchase for $37. Of the $3,600 consideration, $1,000 was paid in shares of the Company’s common stock. These shares were issued in a private transaction exempt from registration under the Securities Act of 1933.
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
On April 6, 2010, the Company acquired the assets of Design Prototyping Technologies, Inc. (“DPT”) in Syracuse, New York. DPT is a provider of fast turnaround functional parts and prototypes. The Company acquired DPT to enhance its online offerings for its 3Dproparts™ service. DPT has been integrated into the Company’s 3Dproparts™ service. The fair value of the consideration paid for this acquisition was $3,600 and was allocated to the assets purchased and liabilities assumed based on their estimated fair values as of the acquisition date. Of the $3,600 consideration, $600 was paid in shares of the Company’s common stock. These shares were issued in a private transaction exempt from registration under the Securities Act of 1933.
In connection with the DPT acquisition, the Company entered into a lease agreement with an entity whose managing members are the former owners of DPT, pursuant to which the Company agreed to lease the facilities at which DPT’s operations are conducted. The lease provides for an initial term of approximately two years with renewal options for two-year and one-year successive terms, respectively. The lease agreement includes a right of first refusal with respect to the sale of the building.
On July 7, 2010, the Company acquired the assets of CEP S.A. and its affiliate, Protometal S.A. (collectively “CEP”), rapid prototyping and rapid manufacturing services providers located in Joué l’Abbé, France. The Company acquired CEP to augment and expand its 3Dproparts™ business in Europe. CEP has been integrated into the Company’s 3Dproparts™ service. The fair value of the consideration paid for this acquisition, net of cash acquired, was $3,465 and was allocated to the assets purchased and liabilities assumed based on their estimated fair values as of the acquisition date. Of the $3,465 consideration, $2,086 was paid in cash, $1,064 was paid in shares of the Company’s common stock, and the remaining amount of $315 is due at a future date. These shares were issued in a private transaction exempt from registration under the Securities Act of 1933.
In connection with the CEP acquisition, the Company entered into lease agreements, pursuant to which the Company agreed to lease the facilities at which CEP’s operations are conducted. The leases current terms extend until December 31, 2011, at which point the Company has renewal options extending until 2020.
On September 16, 2010, the Company acquired the assets of Express Pattern, Inc. (“Express Pattern”) in Vernon Hills, Illinois. Express Pattern is a provider of rapid prototyping, direct patterns for investment casting and manufacturing services. The Company acquired Express Pattern as part of the Company’s continued expansion of its 3Dproparts™ service. Express Pattern serves defense, transportation, recreation and healthcare customers by delivering a comprehensive menu of the most advanced rapid casting, tooling and parts solutions. The fair value of the consideration paid for this acquisition was $1,650 and was allocated to the assets purchased and liabilities assumed based on their estimated fair values as of the acquisition date. Of the $1,650 consideration, $250 was paid in shares of the Company’s common stock. These shares were issued in a private transaction exempt from registration under the Securities Act of 1933.

Amounts related to the above acquisitions included in the Company’s unaudited condensed consolidated balance sheet at September 30, 2010 were as follows:

(in thousands)	2010
Property and equipment	$4,435
Intangible assets	5,747
Other assets, net of cash acquired and liabilities assumed	2,170
Gain from bargain purchase	(37)

Net assets acquired	$12,315

Subsequent Acquisitions
On October 5, 2010, the Company acquired the shares of Bits From Bytes Limited, a United Kingdom producer of 3D printers and printer kits located near Bristol, England. The Company is in the process of integrating Bits From Bytes. Based on the exchange rate at the date of acquisition, the fair value of the consideration paid for this acquisition was $2,383, of which $596 was paid in shares of the Company’s common stock. These shares were issued in a private transaction exempt from registration under the Securities Act of 1933. Due to the timing of this acquisition, at the time of this filing the Company is in the process of allocating the fair value of assets purchased, liabilities assumed and other intangibles identified as of the acquisition date, with any excess to be recorded as goodwill. This transaction will be recorded in the fourth quarter of 2010.
Subject to the terms and conditions of the acquisition agreement, the sellers have the right to earn an additional amount of up to a maximum of approximately $16,651, based on the exchange rate at the date of acquisition, pursuant to an earn-out formula set forth in the acquisition agreement for a period of three years which commenced on October 1, 2010.
On October 12, 2010, the Company acquired the shares of Provel, S.r.l., an Italian provider of rapid protypting, tooling and manufacturing services located near Turin, Italy. The Company acquired Provel as part of its continued expansion of its 3Dproparts™ service in Europe. The Company is in the process of integrating Provel into its 3Dproparts™ service. Based on the exchange rate at the date of acquisition, the fair value of the consideration paid for this acquisition, net of cash acquired, was $13,252, of which $7,894 was paid in cash and $1,392 was paid in shares at closing, with a future installment of $3,966 due October 2011. The shares were issued in a private transaction exempt from registration under the Securities Act of 1933.
Subject to the terms and conditions of the acquisition agreement, the sellers have the right to earn an additional amount up to approximately $1,392, based on the exchange rate at the date of acquisition, pursuant to an earn-out formula set forth in the acquisition agreement, for a period of twelve months, which is expected to commence on February 1, 2011.
The fair value of consideration was allocated to the assets purchased and liabilities assumed based on their estimated fair values as of June 30, 2010 and is preliminary. The Company expects to finalize the purchase price allocation in the fourth quarter of 2010 and at that time the final allocation may differ from the information presented in these unaudited condensed consolidated financial statements.
The table below represents a preliminary allocation of the total consideration to tangible and intangible assets and liabilities of Provel S.r.l., based upon the preliminary estimate of their respective values as of June 30, 2010:

(in thousands)	June 30, 2010
Property and equipment	$946
Intangible assets	9,291
Other assets, net of cash acquired and liabilities assumed	4,035

Net assets acquired	$14,272

This transaction will be recorded in the fourth quarter of 2010.
(3) Inventories
Components of inventories, net at September 30, 2010 and December 31, 2009 were as follows:

(in thousands)	2010	2009
Raw materials	$2,729	$2,294
Work in process	163	253
Finished goods and parts	20,211	18,524

Total cost	23,103	21,071
Less: reserves	(2,353)	(2,693)

Inventories, net	$20,750	$18,378

(4) Property and Equipment
Property and equipment at September 30, 2010 and December 31, 2009 were as follows:

			Useful Life
(in thousands, except years)	2010	2009	(in years)
Land	$152	$152	N/A
Building	9,574	9,454	25
Machinery and equipment	28,327	23,418	3-7
Capitalized software — ERP	3,120	3,096	5
Office furniture and equipment	2,965	3,358	5
Leasehold improvements	5,434	4,941	Life of lease
Rental equipment	480	1,079	5
Construction in progress	1,088	1,243	N/A

Total property and equipment	51,140	46,741
Less: accumulated depreciation and amortization	(24,344)	(21,952)

Total property and equipment, net	$26,796	$24,789

Depreciation and software amortization expense on property and equipment for the quarter and nine months ended September 30, 2010 were $1,644 and $4,511, respectively, compared to $1,148 and $3,657 for the quarter and nine months ended September 30, 2009.
(5) Intangible Assets
Intangible assets other than goodwill at September 30, 2010 and December 31, 2009 were as follows:

	2010			2009
		Accumulated			Accumulated
(in thousands)	Cost	Amortization	Net	Cost	Amortization	Net
Licenses	$5,875	$(5,875)	$—	$5,875	$(5,586)	$289
Patent costs	16,251	(13,578)	2,673	16,069	(13,450)	2,619
Internally developed software	9,984	(8,883)	1,101	8,968	(8,968)	—
Customer relationships	2,668	(138)	2,530	561	(10)	551
Non-compete agreements	1,807	(700)	1,107	803	(652)	151
Trade names	477	(56)	421	30	(6)	24
Other	883	(863)	20	806	(806)	—

Total	$37,945	$(30,093)	$7,852	$33,112	$(29,478)	$3,634

Amortization expense for intangible assets for the quarter and nine months ended September 30, 2010 were $282 and $844, respectively, compared to $174 and $684 for the quarter and nine months ended September 30, 2009. Annual amortization expense for intangible assets for 2010, 2011, 2012, 2013 and 2014 is expected to be $2,025, $3,901, $3,264, $2,594 and $2,149, respectively.
For the nine months ended September 30, 2010 and 2009, the Company capitalized $243 and $149, respectively, of costs incurred to acquire, develop and extend patents in the United States and various other countries.
(6) Accrued and Other Liabilities
Accrued liabilities at September 30, 2010 and December 31, 2009 were as follows:

(in thousands)	2010	2009
Compensation and benefits	$5,841	$3,680
Vendor accruals	1,091	1,197
Accrued professional fees	419	642
Accrued taxes	2,753	2,400
Royalties payable	252	244
Accrued interest	48	50
Contractual obligations due to acquisitions	1,669	2,224
Accrued other	542	677

Total	$12,615	$11,114

Other liabilities at September 30, 2010 and December 31, 2009 were as follows:

(in thousands)	2010	2009
Defined benefit pension obligation	$3,149	$3,237
Other long-term liabilities	779	707

Total	$3,928	$3,944

(7) Hedging Activities and Financial Instruments
The Company conducts business in various countries using both the functional currencies of those countries and other currencies to effect cross border transactions. As a result, the Company is subject to the risk that fluctuations in foreign exchange rates between the dates that those transactions are entered into and their respective settlement dates will result in a foreign exchange gain or loss. When practicable, the Company endeavors to match assets and liabilities in the same currency on its balance sheet and those of its subsidiaries in order to reduce these risks. When appropriate, the Company enters into foreign currency contracts to hedge exposures arising from those transactions. The Company has elected not to prepare and maintain the documentation to qualify for hedge accounting treatment under ASC 815, “Derivatives and Hedging,” and therefore, all gains and losses (realized or unrealized) are recognized in “Interest and other expense, net” in the condensed consolidated statements of operations. Depending on their fair value at the end of the reporting period, derivatives are recorded either in prepaid expenses and other current assets or in accrued liabilities on the condensed consolidated balance sheet.
There were no foreign currency contracts outstanding at September 30, 2010. The foreign currency contracts outstanding at December 31, 2009 expired at various times between January 6, 2010 and February 3, 2010.
At December 31, 2009, these contracts included contracts for the purchase of currencies other than the U.S. dollar. The dollar equivalents of the foreign currency contracts and the related fair values as of September 30, 2010 and December 31, 2009 were as follows:

	Foreign Currency
	Purchase Contracts
(in thousands)	2010	2009
Notional amount	$—	$1,587
Fair value	—	1,563

Net unrealized gain (loss)	$—	$(24)

The total impact of foreign currency items on the condensed consolidated statements of operations for the quarter and nine months ended September 30, 2010 were gains of $681 and $140, respectively, compared to gains of $285 and $119, respectively, for the quarter and nine months ended September 30, 2009.
(8) Stock-based Compensation Plans
The Company records stock-based compensation expense in selling, general and administrative expenses in the condensed consolidated statements of operations. Stock-based compensation expense for the quarter and nine months ended September 30, 2010 and 2009 was as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2010	2009	2010	2009
Restricted stock awards	$268	$205	$1,057	$936

The number of shares of restricted common stock awarded and the weighted average fair value per share during the quarter and nine months ended September 30, 2010 and 2009 were as follows:

	Quarter Ended September 30,
	2010		2009
		Weighted Average		Weighted Average
(in thousands, except per share amounts)	Shares Awarded	Fair Value	Shares Awarded	Fair Value
Restricted stock awards:
Granted under the 2004 Incentive Stock Plan	20	$13.15	41	$8.43
Granted under the 2004 Restricted Stock Plan for Non-Employee Directors	—	—	—	—

Total restricted stock awards	20	$13.15	41	$8.43

	Nine Months Ended September 30,
	2010		2009
		Weighted Average		Weighted Average
(in thousands, except per share amounts)	Shares Awarded	Fair Value	Shares Awarded	Fair Value
Restricted stock awards:
Granted under the 2004 Incentive Stock Plan	72	$13.70	219	$7.11
Granted under the 2004 Restricted Stock Plan for Non-Employee Directors	18	14.29	21	6.97

Total restricted stock awards	90	$13.81	240	$7.10

Of the 72 shares of restricted stock awards granted in the nine months ended September 30, 2010 pursuant to the Company’s 2004 Incentive Stock Plan, none were awarded to executive officers of the Company. Additionally, of the 20 shares granted in the third quarter of 2010 under the 2004 Incentive Stock Plan, 10 remained subject to acceptance at September 30, 2010. In the first nine months of 2009, the Company granted restricted stock awards covering 219 shares of common stock pursuant to the Company’s 2004 Incentive Stock Plan, including 110 shares awarded to executive officers of the Company.
In the third quarter of 2010 the Company did not issue any shares of common stock pursuant to the Company’s 2004 Restricted Stock Plan for Non-Employee Directors. Stock compensation expense for directors totaled $0 and $257, for the quarter and nine months ended September 30, 2010, respectively, compared to $0 and $146, for the quarter and nine months ended September 30, 2009, respectively.
(9) International Retirement Plan
The following table shows the components of net periodic benefit costs and other amounts recognized in the condensed consolidated statements of operations for the quarter and nine months ended September 30, 2010 and 2009:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2010	2009	2010	2009
Service cost	$24	$22	$74	$68
Interest cost	22	21	70	65

Total	$46	$43	$144	$133

(10) Earnings Per Share
The Company presents basic and diluted earnings (loss) per share (“EPS”) amounts. Basic EPS is calculated by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the applicable period. Diluted EPS is calculated by dividing 3D Systems net income (loss) by the weighted average number of common and common equivalent shares outstanding during the applicable period. The following table reconciles basic weighted average outstanding shares to diluted weighted average outstanding shares for the quarters and nine months ended September 30, 2010 and 2009:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2010	2009	2010	2009
Numerator:
3D Systems net income (loss) – numerator for basic net earnings (loss) per share	$5,368	$902	$10,123	$(2,499)
Add: Effect of dilutive securities
Stock options and other equity compensation	—	—	—	—

Numerator for dilutive earnings (loss) per share	$5,368	$902	$10,123	$(2,499)

Denominator:
Weighted average shares – denominator for basic net earnings (loss) per share	23,147	22,627	23,010	22,504
Add: Effect of dilutive securities
Stock options and other equity compensation	294	67	292	—

Denominator for dilutive earnings (loss) per share	23,441	22,694	23,302	22,504

Earnings (loss) per share
Basic	$0.23	$0.04	$0.44	$(0.11)

Diluted	$0.23	$0.04	$0.43	$(0.11)

Unexercised employee stock options excluded from diluted earnings per share (1)	140	354	133	870

(1)
The average outstanding diluted shares calculation excludes options with an exercise price that exceeds the average market price of shares during the period, since the effect of their inclusion would have been anti-dilutive resulting in a reduction to the net earnings (loss) per share.

For the nine months ended September 30, 2010, average common shares for basic and diluted earnings per share were 23,010  and 23,302, respectively, and basic and diluted earnings per share were $0.44 and $0.43, respectively.
For the nine months ended September 30, 2009, average common shares for basic and diluted earnings per share were 22,504, and basic and diluted earnings per share were ($0.11).
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
Level 2 - Observable inputs other than Level 1 prices are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
For the Company, the above standard applies to cash equivalents and foreign exchange contracts. The Company utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements as of September 30, 2010
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents (1)	$17,339	$—	$—	$17,339

(1)
Cash equivalents include funds held in money market instruments and are reported at their current carrying value which approximates fair value due to the short-term nature of these instruments and are included in cash and cash equivalents in our condensed consolidated balance sheet.

The Company did not have any transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy during the quarter or nine months ended September 30, 2010.
In addition to the financial assets and liabilities included in the above table, certain of our non-financial assets and liabilities are to be measured at fair value on a non-recurring basis. This includes items such as non-financial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) and non-financial, long-lived assets measured at fair value for an impairment assessment. In general, non-financial assets including goodwill, other intangible assets and property and equipment are measured at fair value when there is an indication of impairment and are recorded at fair value only when an impairment is recognized. The Company has not recorded any impairments related to such assets and has had no other significant non-financial assets or non-financial liabilities requiring adjustments or write-downs to fair value as of September 30, 2010 or December 31, 2009.
(12) Income Taxes
The Company’s effective tax rates were 5.0% and 7.0% for the quarter and nine months ended September 30, 2010, respectively, compared to 10.3% and (29.7%) for the quarter and nine months ended September 30, 2009, respectively. Tax expense relates primarily to income from non-U.S. operations.

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
(13) Segment Information
The Company operates in one reportable business segment in which it develops, manufactures and markets worldwide 3-D printing, rapid prototyping and manufacturing systems and related products and services designed to reduce the time it takes to produce three-dimensional objects and operates 3Dproparts™, a comprehensive service bureau that offers rapid prototyping and manufacturing services. The Company conducts its business through subsidiaries in the United States, a subsidiary in Switzerland that operates a research and production facility, sales and service offices operated by subsidiaries in the European Community (France, Germany, the United Kingdom and Italy) and Japan, and a branch office in Hong Kong. The Company has historically disclosed summarized financial information for the geographic areas of operations as if they were segments, in accordance with ASC 280, “Segment Reporting.”
Summarized financial information concerning the Company’s geographical operations is shown in the following tables:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2010	2009	2010	2009
Revenue from unaffiliated customers:
United States	$18,146	$12,215	$49,690	$34,425
Germany	5,773	5,528	17,091	16,519
Other Europe	11,037	5,399	25,860	15,148
Asia Pacific	6,547	4,525	15,632	10,311

Total	$41,503	$27,667	$108,273	$76,403

The Company’s revenues from unaffiliated customers by type are as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2010	2009	2010	2009
Systems and other products	$14,506	$6,825	$33,961	$17,566
Materials	14,236	13,123	41,822	35,455
Services	12,761	7,719	32,490	23,382

Total	$41,503	$27,667	$108,273	$76,403

Intercompany sales are as follows:

	Quarter Ended September 30, 2010
	Intercompany Sales to
	United		Other	Asia
(in thousands)	States	Germany	Europe	Pacific	Total
United States	$—	$2,526	$3,917	$598	$7,041
Germany	29	—	540	—	569
Other Europe	2,079	(169)	(26)	—	1,884
Asia Pacific	—	—	—	—	—

Total	$2,108	$2,357	$4,431	$598	$9,494

	Quarter Ended September 30, 2009
	Intercompany Sales to
	United		Other	Asia
(in thousands)	States	Germany	Europe	Pacific	Total
United States	$—	$2,606	$1,547	$421	$4,574
Germany	12	—	621	—	633
Other Europe	1,974	70	—	—	2,044
Asia Pacific	—	—	—	—	—

Total	$1,986	$2,676	$2,168	$421	$7,251

	Nine Months Ended September 30, 2010
	Intercompany Sales to
	United		Other	Asia
(in thousands)	States	Germany	Europe	Pacific	Total
United States	$—	$9,671	$8,296	$1,982	$19,949
Germany	263	—	2,777	—	3,040
Other Europe	6,243	52	1	—	6,296
Asia Pacific	34	—	—	—	34

Total	$6,540	$9,723	$11,074	$1,982	$29,319

	Nine Months Ended September 30, 2009
	Intercompany Sales to
	United		Other	Asia
(in thousands)	States	Germany	Europe	Pacific	Total
United States	$—	$8,357	$4,930	$1,987	$15,274
Germany	15	—	2,393	—	2,408
Other Europe	5,187	516	—	—	5,703
Asia Pacific	—	—	—	—	—

Total	$5,202	$8,873	$7,323	$1,987	$23,385

All revenue between geographic areas is recorded at prices that provide for an allocation of profit (loss) between entities. Income (loss) from operations and assets for each geographic area are as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2010	2009	2010	2009
Income (loss) from operations:
United States	$2,295	$(584)	$4,413	$(5,665)
Germany	190	159	691	615
Other Europe	378	281	1,280	927
Asia Pacific	2,101	1,395	4,481	2,528

Subtotal	4,964	1,251	10,864	(1,595)
Inter-segment elimination	196	(159)	367	237

Total	$5,160	$1,092	$11,232	$(1,358)

	September 30,	December 31,
(in thousands)	2010	2009
Assets:
United States	$98,418	$93,595
Germany	22,540	16,690
Other Europe	38,249	28,383
Asia Pacific	11,642	11,735

Total	$170,849	$150,403

(14) Commitments and Contingencies
The Company leased office space and certain furniture and fixtures under various non-cancelable operating leases. Rent expense under operating leases was $203 and $309 for the three months ended September 30, 2010 and 2009, respectively. For the nine months ended September 30, 2010, rent expense under operating leases was $584 compared to $838 for the nine months ended September 30, 2009.
The Company has deferred purchase price obligations due to acquisitions. See Note 2 for details of acquisitions and related commitments.
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
Following a decision of the Court on the Company’s motion to dismiss the non-patent causes of the action, DSM Desotech filed a second amended complaint on March 2, 2009 in which it reasserted causes of action previously dismissed by the Court. The Company filed an answer to the second amended complaint on March 19, 2009 in which, among other things, it denied the material allegations of the second amended complaint. On July 20, 2010, the Court issued a decision relating to the construction of the claims of the patents-in-suit following the Markman hearing held on September 16, 2009. In that decision, the Court generally adopted the claim constructions proposed by the Company. Discovery is proceeding on the claims pending in this case.

The Company intends to continue vigorously contesting all the claims asserted by DSM Desotech.
The Company has been pursuing patent infringement litigation against EnvisionTEC, Inc. and certain of its affiliated companies since 2005. In this litigation, the Company asserted that EnvisionTEC infringed the Company’s patents covering various three-dimensional solid imaging products and methods for creating physical three-dimensional models of an object and has sought injunctive relief and damages.  EnvisionTEC’s Perfactory machine and Vanquish machine (the Vanquish is now marketed as the PerfactoryXede and PerfactoryXtreme) are the two products accused of patent infringement.  On February 6, 2008 the Court issued Markman claim constructions that generally adopted the claim constructions proposed by the Company.
A jury trial was held from September 21 to September 29, 2010.  Following that trial, the jury issued a verdict to the effect that EnvisionTEC’s Vanquish machine infringes one of 3D Systems’ patents, and the Court entered judgment on that verdict on October 7, 2010.
The Company has not yet sought to enforce this judgment, but believes that it is entitled to an injunction as a result of the judgment entered by the Court.  The Company also intends to pursue claims for damages against EnvisionTEC.
On July 14, 2010, MSK K.K., a Japanese company, filed a complaint against the Company’s Japanese subsidiary in the Tokyo District Court asserting, among other things, that the Company’s subsidiary failed to satisfy certain alleged performance guarantees associated with the use of certain materials in two systems purchased from the Company in 2007. The plaintiff is seeking damages in excess of $1,600.
The Company intends to vigorously contest the claims asserted by MSK K.K..
The Company is also involved in various other legal matters incidental to its business. The Company’s management believes, after consulting with counsel, that the disposition of these other legal matters will not have a material effect on the Company’s consolidated results of operations or consolidated financial position.
(15) Subsequent Events
On October 5, 2010, the Company acquired Bits From Bytes, Ltd. in a share purchase. Future revenue from this acquisition will be reported in Products revenue. See Note 2.
On October 12, 2010, the Company acquired Provel, S.r.l. in a share purchase. The Provel acquisition is significant to the Company’s financial statements. Future revenue from the this acquisition will be reported in Services revenue. See Note 2.

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
Business Overview
We design, develop, manufacture, market and service 3D printing, rapid manufacturing, and prototyping systems and related products and materials that enable complex three-dimensional objects to be produced directly from computer data without tooling, greatly reducing the time and cost required to produce prototypes or customized production parts. We also operate 3Dproparts™, a comprehensive service bureau that offers our customers rapid prototyping and manufacturing services for the production of precision parts.
Our consolidated revenue is derived primarily from the sale of our systems, the sale of the related materials used by the systems to produce solid objects and the provision of services to our customers.
Recent Developments
We have continued to execute on our strategy to grow our 3Dproparts™ service, through additional strategic acquisitions and by further expanding our distribution channel of 3D printing reseller partners.
In July 2010, we made our first 3Dproparts™ European acquisition, acquiring the assets of CEP S.A. and its affiliate, Protometal S.A. (collectively “CEP”), rapid prototyping and rapid manufacturing services providers located in Joué l’Abbé, France. We acquired CEP to augment and expand our 3Dproparts™ business in Europe.
In September 2010, we acquired the assets of Express Pattern, Inc. in Vernon Hills, Illinois. Express Pattern is a leading prototyper that serves defense, transportation, recreation and healthcare customers by delivering a comprehensive menu of advanced rapid casting, tooling and parts solutions as part of our continued expansion of our 3Dproparts™ service.
In October 2010, we expanded our 3Dproparts™ business in Europe, acquiring the shares of Provel S.r.l. located near Turin, Italy. Provel provides rapid prototyping, tooling and manufacturing services, specializing in stereolithography, selective laser sintering, rapid tooling and urethane casting.
In October 2010, as part of our strategy to accelerate 3D printer penetration and new products and channel expansion, we acquired Bits From Bytes Ltd. located near Bristol, England. Bits From Bytes is a maker of affordable 3D printers and printer kits that print real plastic parts from a variety of materials, including ABS, PLA, polypropylene, and polyethylene for educational, hobbyist, and professional applications.
Results of Operations
Summary of 2010 financial results
Our operating activities generated $18.5 million of cash during the first nine months of 2010, of which we used $10.3 million to fund our strategic investing activities. In total, unrestricted cash increased $8.9 million in the first nine months of 2010, resulting in a balance of $33.8 million of unrestricted cash compared to $24.9 million of unrestricted cash at December 31, 2009.
During the third quarter of 2010 we reported improved revenue and profit as compared to the third quarter of 2009 as our worldwide business continued to expand. Revenue for the nine months ended September 30, 2010 increased 41.7% over 2009. This increase in revenue was led by a $16.4 million, or 93.3%, increase in sales of systems and other products together with a $6.4 million, or 18.0%, increase in materials sales, and a $9.1 million, or 39.0%, increase in services revenue year-over-year. Higher revenue coupled with a focus on continued cost containment, enabled us to achieve net income of $10.1 million for the first nine months of 2010, compared to a net loss of $2.5 million for the same period in 2009.

Materials sales for the third quarter of 2010 rose by $1.1 million from the third quarter of 2009 as revenue from materials was favorably impacted by continued expansion of systems installed over past periods. In addition, the higher production systems sales are typically accompanied by significant initial materials purchases to charge up new systems and commence production. Materials revenue increased compared to the third quarter of 2009 notwithstanding the fact that materials consumed by 3Dproparts™ were not included in our materials revenue line.
Revenue from services increased by $5.1 million to $12.8 million in the third quarter of 2010 from $7.7 million in the third quarter of 2009. Services revenue grew by $2.3 million in the third quarter of 2010 from $10.5 million in the second quarter of 2010.
For the third quarter of 2010 healthcare revenue made up 14%, or $6.0 million of our total revenue compared to 14%, or $4.5 million in the second quarter of 2010 and includes sales of systems, materials and services for the following applications: hearing aid, dental, medical device and other health-related applications.
Although system sales into these marketplaces can fluctuate from period to period, 58% of revenue from healthcare applications was from recurring revenue in the third quarter of 2010 compared to 73% in the second quarter of 2010.
Our higher gross profit in the third quarter and first nine months of 2010 arose primarily from our higher level of revenue coupled with continued cost containment. Our gross profit margin increased to 45.4% in the third quarter of 2010 from 44.5% in the third quarter of 2009 due to product mix and improvements in our cost structure.
Our operating expenses increased by $2.5 million in the third quarter of 2010 to $13.7 million from $11.2 million in the third quarter of 2009. The increase reflected higher selling, general and administrative expenses primarily related to the integration and operation of the acquisitions, compensation expense related to the sales of our products, as well as higher legal fees associated with the DSM Desotech litigation and the EnvisionTEC trial. We expect our SG&A expenses for the remainder of 2010 to be in the range of $11.0 to $12.0 million, and our research and development expenses to be in the range of $2.5 million to $3.0 million.
Our operating income for the third quarter of 2010 improved to $5.2 million from $1.1 million in the 2009 third quarter. This improvement in operating income arose from higher revenues and gross profit partially offset by higher operating expense, as discussed below.
Results of Operations — Third Quarter Comparisons
Third quarter comparison of revenue by class of product and service
Table 1 sets forth our change in revenue by class of product and service for the third quarter of 2010 compared to the third quarter of 2009:
Table 1

	Systems and
	Other
(Dollars in thousands)	Products		Materials		Services		Totals
Revenue — 3rd quarter 2009	$6,825	24.7%	$13,123	47.4%	$7,719	27.9%	$27,667	100%

Change in revenue:
Volume
Core products and services	4,032	59.1	3,157	24.1	4,934	63.9	12,123	43.8
New products and services	7,214	105.7	(471)	(3.6)	489	6.3	7,232	26.1
Price/Mix	(3,153)	(46.2)	(1,155)	(8.8)	—	—	(4,308)	(15.5)
Foreign currency translation	(412)	(6.0)	(418)	(3.2)	(381)	(4.9)	(1,211)	(4.4)

Net change	7,681	112.6	1,113	8.5	5,042	65.3	13,836	50.0

Revenue — 3rd quarter 2010	$14,506	35.0%	$14,236	34.3%	$12,761	30.7%	$41,503	100%

We earn revenues from the sale of systems and other products, materials and services. On a consolidated basis, revenue for the third quarter of 2010 increased in each revenue category.

The increase in revenue from systems and other products that is due to volume for the third quarter of 2010 compared to the same quarter of 2009 was the result of higher sales of production systems and 3D printers. Revenue from systems and other products consisted of:
•	Production systems, which represented $9.0 million, or 62%, of total systems revenue for the third quarter of 2010, compared to $3.7 million, or 54%, for the third quarter of 2009; and
•
3D printers, which made up the remaining $5.5 million, or 38%, in the third quarter of 2010, compared to $3.1 million, or 46%, in the third quarter of 2009, which represents a 74% increase. Compared to the second quarter of 2010, 3D printer revenue increased $1.0 million, or 23%.

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
Revenue from materials was also helped by the improvement in production systems sales, which are typically accompanied by significant initial materials purchases to charge up new systems and commence production, and by the continued expansion of systems installed over past periods. Sales of integrated materials represented 32% of total materials revenue in the third quarter of 2010 compared to 30% in the third quarter of 2009. Materials revenue increased compared to the third quarter of 2009 notwithstanding the fact that materials consumed by 3Dproparts™ were not included in our materials revenue line.
The increase in services revenue reflects revenue from 3Dproparts™, which was introduced in the fourth quarter of 2009 to expand our paid parts services. Service revenue from 3Dproparts™ was $5.3 million, or 41.6% of total service revenue.
At September 30, 2010 our backlog was approximately $7.0 million, compared to backlogs of $1.4 million at December 31, 2009 and $1.7 million at September 30, 2009, respectively. Although production and delivery of our systems is generally not characterized by long lead times, the higher backlog at September 30, 2010 includes an order for multiple machines for future delivery. Additionally, 3Dproparts™ lead time and backlog depends on whether 3Dproparts™ orders are for rapid prototyping or longer-range production runs. The backlog at September 30, 2010 included $1.5 million of 3Dproparts™ orders.
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
Change in third quarter revenue by geographic region
Each geographic region contributed to our higher level of revenue in the third quarter of 2010. Table 2 sets forth the change in revenue by geographic area for the third quarter of 2010 compared to the third quarter of 2009:
Table 2

(Dollars in thousands)	U.S.		Europe		Asia-Pacific		Totals
Revenue — 3rd quarter 2009	$12,215	44.2%	$10,927	39.4%	$4,525	16.4%	$27,667	100%

Change in revenue:
Volume	7,595	62.2	10,193	93.2	1,567	34.6	19,355	70.0

Price/Mix	(1,664)	(13.6)	(2,853)	(26.1)	209	4.7	(4,308)	(15.6)
Foreign currency translation	—	—	(1,457)	(13.3)	246	5.4	(1,211)	(4.4)

Net change	5,931	48.6	5,883	53.8	2,022	44.7	13,836	50.0

Revenue — 3rd quarter 2010	$18,146	43.7%	$16,810	40.5%	$6,547	15.8%	$41,503	100%

Revenue from U.S. operations increased by $5.9 million or 48.6% to $18.1 million in 2010 from $12.2 million in the third quarter of 2009. The increase was due to higher volume, which was partially offset by the unfavorable combined effect of price and mix.

Revenue from non-U.S. operations for the third quarter of 2010 increased by $7.9 million or 51.2% to $23.4 million from $15.5 million for the third quarter of 2009. Revenue from non-U.S. operations as a percent of total revenue was 56.3% and 55.8%, respectively, for the third quarters of 2010 and 2009. The increase in non-U.S. revenue, excluding the effect of foreign currency translation, was 59.0% in the third quarter of 2010.
Revenue from European operations increased by $5.9 million or 53.8% to $16.8 million from $10.9 million in the prior year period. This increase was due to a $10.2 million increase in volume, partially offset by a $2.9 million unfavorable combined effect of price and mix and a $1.4 million unfavorable impact of foreign currency translation.
Revenue from Asia-Pacific operations increased by $2.0 million or 44.7% to $6.5 million from $4.5 million in the prior year period due primarily to the favorable $1.6 million increase in volume combined with a $0.2 million favorable impact of foreign currency translation and $0.2 million favorable price and mix.
Gross profit and gross profit margins — third quarter
Table 3 sets forth gross profit and gross profit margin for our products and services for the third quarters of 2010 and 2009:
Table 3

	Quarter Ended September 30,
	2010		2009
		Gross		Gross
	Gross	Profit	Gross	Profit
(Dollars in thousands)	Profit	Margin	Profit	Margin
Systems and other products	$5,261	36.3%	$1,116	16.4%
Materials	8,716	61.2	7,523	57.3
Services	4,851	38.0	3,680	47.7

Total	$18,828	45.4%	$12,319	44.5%

On a consolidated basis, gross profit for the third quarter of 2010 increased by $6.5 million to $18.8 million from $12.3 million in the third quarter of 2009, primarily as a result of higher sales from all revenue categories and helped by an increase in our gross profit margin.
Consolidated gross profit margin in the third quarter of 2010 improved by 0.9 percentage points to 45.4% of revenue from 44.5% of revenue for the 2009 quarter. The higher gross profit margin reflected improved overhead absorption due to higher sales. Gross margin expanded even though recurring revenue, which has higher gross margins, comprised a smaller percentage of total revenue compared to the third quarter of 2009. The 2010 gross profit margin was adversely affected by approximately 1.2 percentage points due to the previously disclosed negative impact on margin of sales of our V-Flash® Desktop Printer. The negative impact of V-Flash® sales on margin in the 2009 quarter was 4.1 percentage points.
Systems and other products gross profit for the third quarter of 2010 increased to $5.3 million from $1.1 million for the 2009 quarter. Gross profit margin for systems increased by 19.9 percentage points to 36.3% of revenue from 16.4% of revenue in the 2009 quarter. Gross profit and gross profit margin were positively impacted by higher revenue, improved overhead absorption and benefits from changes to our manufacturing strategy.
Materials gross profit for the third quarter of 2010 increased by $1.2 million or 15.9% to $8.7 million from $7.5 million for the 2009 quarter, and gross profit margin for materials increased by 3.9 percentage points to 61.2% of revenue from 57.3% of revenue in the 2009 quarter. The increased gross profit and gross profit margin is due to the higher revenue and improved overhead absorption.
Gross profit for services for the third quarter of 2010 increased by $1.2 million or 31.8% to $4.9 million from $3.7 million for the 2009 quarter, and gross profit margin for services decreased by 9.7 percentage points to 38.0% of revenue from 47.7% of revenue in the 2009 quarter. The increase in gross profit was due primarily to higher levels of revenue associated with our 3Dproparts™ business. The decline in gross profit margin for services is primarily due to lower levels of system upgrades in the 2010 quarter, as well as to higher 3Dproparts™ revenues in 2010 which carried a lower gross profit margin, during the initial quarters following acquisition, of 26.1% for the quarter, compared to 46.5% for the other components of service revenue.
Operating expenses
As shown in Table 4, total operating expenses increased by $2.5 million or 21.7% to $13.7 million in the third quarter of 2010 from $11.2 million in the third quarter of 2009. This increase consisted of $2.6 million in higher selling, general and administrative expenses partially offset by $0.2 million of lower research and development expenses, both of which are discussed below.

Table 4

	Quarter Ended September 30,
	2010		2009
		%		%
(Dollars in thousands)	Amount	Revenue	Amount	Revenue
Selling, general and administrative expenses	$10,960	26.4%	$8,362	30.2%
Research and development expenses	2,708	6.5	2,865	10.4

Total operating expenses	$13,668	32.9%	$11,227	40.6%

Selling, general and administrative expenses increased by $2.6 million to $11.0 million in the third quarter of 2010 compared to $8.4 million in the third quarter of 2009, but decreased to 26.4% of revenue in 2010 compared to 30.2% for 2009. The increase was due primarily to a $1.4 million increase in compensation costs due to higher commissions and staffing from our acquisitions and a $1.1 million increase in legal fees.
Research and development expenses decreased by $0.2 million or 5.5% to $2.7 million in the third quarter of 2010 from $2.9 million in the third quarter of 2009.
Income from operations
Our income from operations of $5.2 million for the third quarter of 2010 improved from $1.1 million in the third quarter of 2009. See Gross profit and gross profit margins and Operating expenses above.
The following table sets forth operating income (loss) by geographic area for the third quarters of 2010 and 2009:
Table 5

	Quarter Ended September 30,
(Dollars in thousands)	2010	2009
Income (loss) from operations
United States	$2,295	$(584)
Germany	190	159
Other Europe	378	281
Asia Pacific	2,101	1,395

Subtotal	4,964	1,251
Inter-segment elimination	196	(159)

Total	$5,160	$1,092

With respect to the U.S., in 2010 and 2009, the changes in operating income by geographic area reflect the factors discussed above in Gross profit and gross profit margins — third quarter and Operating expenses.
As most of our operations outside the U.S. are conducted through sales and marketing subsidiaries, the changes in operating income in our operations outside the U.S. from 2009 to 2010 resulted primarily from changes in transfer pricing which is a function of revenue levels.
Interest and other income (expense), net
Interest and other income (expense), net increased to $0.5 million of income in the third quarter of 2010 from $0.1 million of expense in the 2009 quarter. The $0.5 million of income in the third quarter of 2010 reflected a foreign currency gain of $0.7 million and an insignificant amount of interest income in the third quarter of 2010, partially offset by $0.1 million of interest expense.
We recognized $0.1 million of expense in the third quarter of 2009 including $0.2 million of interest expense and $0.2 million of other expenses, which was partially offset by a $0.3 million foreign currency gain, and an insignificant amount of interest income.
Provision for income taxes
We recorded a provision for income taxes of $0.3 million in the third quarter of 2010 and $0.1 million in 2009. Our provisions for income taxes in both periods primarily reflects tax expense associated with taxes in non-U.S. jurisdictions.

We utilized U.S. net operating loss carry–forwards, which had a full valuation allowance against them, to eliminate any U.S. taxes. Absent the use of these net operating loss carry–forwards, income tax expense would have been $2.2 million and the income tax rate would have been 38.9 percent.
Net income
Our net income for the third quarter of 2010 improved to $5.4 million, compared to $0.9 million net income for the third quarter of 2009. The principal reasons for the improvement, which are discussed in more detail above, were:
•	the $4.1 million improvement in our operating income; and

•	the $0.5 million decrease in interest and other expense, net.
For the quarter ended September 30, 2010, average common shares for basic and diluted earnings per share were 23.1 million and 23.4 million, respectively, and basic and diluted earnings per share were $0.23. For the quarter ended September 30, 2009, average common shares for basic and diluted earnings per share were 22.6 million and 22.7 million, respectively, and basic and diluted earnings per share were $0.04.
Results of Operations — Nine Month Comparisons
Nine month comparison of revenue by class of product and service
Table 6 sets forth our change in revenue by class of product and service for the first nine months of 2010 compared to the same period of 2009:
Table 6

	Systems and
	Other
(Dollars in thousands)	Products		Materials		Services		Totals
Revenue — nine months 2009	$17,566	23.0%	$35,455	46.4%	$23,382	30.6%	$76,403	100%

Change in revenue:
Volume
Core products and services	6,975	39.7	9,697	27.4	8,423	36.0	25,095	32.9
New products and services	13,004	74.0	(1,332)	(3.8)	1,035	4.5	12,707	16.6
Price/Mix	(3,002)	(17.1)	(1,652)	(4.6)	—	—	(4,654)	(6.1)
Foreign currency translation	(582)	(3.3)	(346)	(1.0)	(350)	(1.5)	(1,278)	(1.7)

Net change	16,395	93.3	6,367	18.0	9,108	39.0	31,870	41.7

Revenue — nine months 2010	$33,961	31.4%	$41,822	38.6%	$32,490	30.0%	$108,273	100%

We earn revenues from the sale of systems and other products, materials and services. On a consolidated basis, revenue for the first nine months of 2010 increased by $31.9 million, or 41.7%, compared to the first nine months of 2009 as a result of improvements in each revenue category.
The increase in revenue from systems and other products that is due to volume for the first nine months of 2010 compared to the same period of 2009 was the result of higher overall system sales as follows:
•	Production systems, which represented $19.2 million, or 57%, of total systems revenue for the first nine months of 2010, compared to $9.5 million, or 54%, for the 2009 period; and
•
3D printers, which made up the remaining $14.7 million, or 43%, in the first nine months of 2010, compared to $8.1 million, or 46%, in the first nine months of 2009, which represents an increase of 82%.

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

Revenue from materials was also helped by the improvement in production systems sales, which are typically accompanied by significant initial materials purchases to charge up new systems and commence production, and by the continued expansion of systems installed over the past periods. Sales of integrated materials represented 33% of total materials revenue in the first nine months of 2010 compared to 32% in the first nine months of 2009. Materials revenue increased compared to the third quarter of 2009 notwithstanding the fact that materials consumed by 3Dproparts™ were not included in our materials revenue line.
The increase in services revenue reflects revenue from 3Dproparts™, which was introduced in the fourth quarter of 2009 to expand our paid parts services, partially offset by a decrease in sales of system upgrades. Service revenue from 3Dproparts™ was $11.5 million, or 35.4% of total service revenue.
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
Change in nine month revenue by geographic region
Each geographic region contributed to our higher level of revenue in the first nine months of 2010. Table 7 sets forth the change in revenue by geographic area for the first nine months of 2010 compared to the first nine months of 2009:
Table 7

(Dollars in thousands)	U.S.		Europe		Asia-Pacific		Totals
Revenue — nine months, 2009	$34,425	45.1%	$31,667	41.4%	$10,311	13.5%	$76,403	100%

Change in revenue:
Volume	16,415	47.6	16,670	52.6	4,716	45.7	37,801	49.5
Price/Mix	(1,150)	(3.3)	(3,678)	(11.6)	175	1.7	(4,653)	(6.1)
Foreign currency translation	—	—	(1,708)	(5.4)	430	4.2	(1,278)	(1.7)

Net change	15,265	44.3	11,284	35.6	5,321	51.6	31,870	41.7

Revenue — nine months, 2010	$49,690	45.9%	$42,951	39.7%	$15,632	14.4%	$108,273	100%

Revenue from U.S. operations improved by $15.3 million or 44.3% to $49.7 million in 2010 from $34.4 million in the first nine months of 2009. The increase was due to a $16.4 million increase in volume, partially offset by a $1.1 million unfavorable combined effect of price and mix.
Revenue from non-U.S. operations for the first nine months of 2010 increased by $16.6 million or 39.6% to $58.6 million from $42.0 million for the first nine months of 2009. Revenue from non-U.S. operations as a percentage of total revenue was 54.1% and 54.9%, respectively, for the first nine months of 2010 and 2009. The increase in non-U.S. revenue, excluding the effect of foreign currency translation, was 42.6% in the first nine months of 2010.
Revenue from European operations increased by $11.3 million or 35.6% to $43.0 million from $31.7 million in the prior year period. This increase was due to a $16.7 million increase in volume, partially offset by a $3.7 million unfavorable combined effect of price and mix and a $1.7 million unfavorable impact of foreign currency translation.
Revenue from Asia-Pacific operations improved by $5.3 million or 51.6% to $15.6 million from $10.3 million in the prior year period due primarily to the favorable $4.7 million increase in volume, a $0.2 million favorable combined effect of price and mix and a $0.4 million favorable foreign currency translation.
Gross profit and gross profit margins — nine months
Table 8 sets forth gross profit and gross profit margin for our products and services for the first nine months of 2010 and 2009:

Table 8

	Nine Months Ended September 30,
	2010		2009
		Gross		Gross
	Gross	Profit	Gross	Profit
(Dollars in thousands)	Profit	Margin	Profit	Margin
Systems and other products	$12,101	35.6%	$3,059	17.4%
Materials	25,301	60.5	21,273	60.0
Services	11,703	36.0	9,296	39.8

Total	$49,105	45.4%	$33,628	44.0%

On a consolidated basis, gross profit for the first nine months of 2010 increased by $15.5 million to $49.1 million from $33.6 million in the first nine months of 2009, primarily as a result of higher sales from all revenue categories and further helped by an increase in our gross profit margin.
Consolidated gross profit margin in the first nine months of 2010 increased by 1.4 percentage points to 45.4% of revenue from 44.0% of revenue for the 2009 period. The higher gross profit margin reflected improved overhead absorption due to higher sales and reflected that recurring revenue, which has higher gross margins, comprised a smaller percentage of total revenue compared to the first nine months of 2009. The 2010 gross profit margin was adversely affected by approximately 1.4 percentage points due to the previously disclosed negative impact on margin of sales of our V-Flash® Desktop Printer. The negative impact of V-Flash® sales on margin in the 2009 period was 4.1 percentage points.
Systems and other products gross profit for the first nine months of 2010 increased to $12.1 million from $3.1 million for the 2009 period. Gross profit margin for systems increased by 18.2 percentage points to 35.6% of revenue from 17.4% of revenue in the 2009 period. Gross profit was positively impacted by higher revenue and benefits from changes to our manufacturing strategy.
Materials gross profit for the first nine months of 2010 increased by $4.0 million or 18.9% to $25.3 million from $21.3 million for the 2009 period, and gross profit margin for materials increased by 0.5 percentage points to 60.5% of revenue from 60.0% of revenue in the 2009 period. The increased gross profit is attributed to the higher revenue and improved overhead absorption, partially offset by negative impact from foreign currency exchange rates.
Gross profit for services for the first nine months of 2010 increased by $2.4 million or 25.9% to $11.7 million from $9.3 million for the 2009 period, and gross profit margin for services decreased by 3.8 percentage points to 36.0% of revenue from 39.8% of revenue in the 2009 period. The decline in gross profit margin for services is primarily due to lower levels of system upgrades in the first nine months of 2010, as well as higher 3Dproparts™ revenues in 2010, which had a lower gross profit margin, during the initial quarters following acquisitions, of 18.6% compared to 45.6% for the other components of service revenue.
Operating expenses
As shown in Table 9, total operating expenses increased by $2.9 million or 8.3% to $37.9 million in the first nine months of 2010 from $35.0 million in the first nine months of 2009. The increase consisted of $3.5 million in higher seller, general and administrative expenses partially offset by $0.6 lower of research and development expenses, both of which are discussed below.
Table 9

	Nine Months Ended September 30,
	2010		2009
		%		%
(Dollars in thousands)	Amount	Revenue	Amount	Revenue
Selling, general and administrative expenses	$29,894	27.6%	$26,368	34.5%
Research and development expenses	7,979	7.4	8,618	11.3

Total operating expenses	$37,873	35.0%	$34,986	45.8%

Selling, general and administrative expenses increased by $3.5 million to $29.9 million in the first nine months of 2010 compared to $26.4 million in the first nine months of 2009, but decreased to 27.6% of revenue in 2010 compared to 34.5% in 2009. This increase was due primarily to a $2.9 million increase in compensation costs due to higher commissions and staffing from our acquisitions. In addition, the increase was also due to a $1.4 million increase in legal expenses associated with ongoing litigation with DSM Desotech and EnvisionTEC as described in further detail in Note 14 of the unaudited condensed consolidated financial statements.
Research and development expenses decreased by $0.6 million or 7.4% to $8.0 million in the first nine months of 2010 from $8.6 million in the same period in 2009, principally due to a $0.4 million decrease in outside consulting services.

Income (loss) from operations
Our income from operations of $11.2 million for the nine months ended September 30, 2010 improved from a loss of $1.4 million in the nine months ended September 30, 2009. See Gross profit and gross profit margins and Operating expenses above.
The following table sets forth operating income (loss) by geographic area for the first nine months of 2010 and 2009:
Table 10

	Nine Months Ended September 30,
(Dollars in thousands)	2010	2009
Income (loss) from operations
United States	$4,413	$(5,665)
Germany	691	615
Other Europe	1,280	927
Asia Pacific	4,481	2,528

Subtotal	10,864	(1,595)
Inter-segment elimination	367	237

Total	$11,232	$(1,358)

With respect to the U.S., in 2010 and 2009, the changes in operating income (loss) reflects the factors discussed above in Gross profit and gross profit margins — nine months and Operating expenses.
As most of our operations outside the U.S. are conducted through sales and marketing subsidiaries, the changes in operating income (loss) in our operations outside the U.S. from 2009 to 2010 resulted primarily from changes in transfer pricing which is a function of revenue.
Operating income from our Asia-Pacific operations for 2009 includes a $0.5 million bad debt provision related to 2009 sales to our largest Japanese customer, which filed for court protection in February 2009. Receivables prior to the filing were fully reserved, while sales subsequent to the filing have been on a cash basis.
Interest and other income (expense), net
Interest and other income (expense), net of $0.3 million in net expense for the first nine months of 2010 compared with $0.5 million of net expense in 2009.
The $0.3 million of net expense in the first nine months of 2010 reflected $0.4 million of interest expense and $0.1 million of foreign exchange gain and an insignificant amount of interest income, compared with $0.5 million of expense in the first nine months of 2009, which comprised $0.5 million of interest expense and $0.2 million of other expense, partially offset by $0.1 million of other income and $0.1 million of foreign currency gain.
Provision for income taxes
We recorded a $0.8 million provision for income taxes for the nine months ended September 30, 2010 and $0.6 million for the nine months ended September 30, 2009. Our provision for income taxes primarily reflects income taxes in foreign jurisdictions.
We utilized U.S. net operating loss carry–forwards, which had a full valuation allowance against them to eliminate any U.S. taxes. Absent the use of these net operating loss carry–forwards, income tax expense would have been $4.1 million and the income tax rate would have been 38.0 percent.
Net income (loss)
We moved from a net loss of $2.5 million for the first nine months of 2009 to a net income of $10.1 for the first nine months of 2010. The principal reason for the improvement, which is discussed in detail above, was a $12.6 million improvement in operating income.
For the nine months ended September 30, 2010, average common shares for basic and diluted earnings per share were 23.0 million and 23.3 million, respectively, and basic and diluted earnings per share were $0.44 and $0.43, respectively. For the nine months ended September 30, 2009, average common shares for basic and diluted earnings per share was 22.5 million and basic and diluted loss per share were $0.11.

Financial Condition and Liquidity
Table 11

(Dollars in thousands)	September 30, 2010	December 31, 2009
Cash and cash equivalents	$33,811	$24,913
Working capital	$45,092	$36,718
Total 3D Systems stockholders’ equity	$120,605	$104,697
Our unrestricted cash and cash equivalents increased by $8.9 million to $33.8 million at September 30, 2010 from $24.9 million at December 31, 2009. This increase principally resulted from the net $18.5 million of cash provided by operating activities, consisting of $6.6 million of non-cash charges that were included in our income, our $10.1 million net income and $1.8 million of cash provided by net changes in operating accounts. We used $10.3 million of cash in investing activities and generated $0.1 million of cash from financing activities in the first nine months of 2010. See Cash flow and Capitalized lease obligations below.
Cash equivalents comprise funds held in money market instruments and are reported at their current carrying value which approximates fair value due to the short-term nature of these instruments. We minimize our credit risk by investing primarily in investment grade, liquid instruments and limit exposure to any one issuer depending upon credit quality.
Our net working capital increased by $8.4 million to $45.1 million at September 30, 2010 from $36.7 million at December 31, 2009, primarily due to the factors discussed below.
Accounts receivable, net, increased by $2.8 million to $26.6 million at September 30, 2010 from $23.8 million at December 31, 2009. Our gross accounts receivable increased by $2.6 million from December 31, 2009 to September 30, 2010. Our changing business model, which includes 3Dproparts™, and increasing materials sales, both of which are generally sold on terms make up a larger percent of our total sales. Even with an increased portion of sales on credit terms, due to our strong focus on receivables we have been able to decrease our days’ sales outstanding to 59 days at September 30, 2010 from 60 days at December 31, 2009 and reduce accounts receivable more than 90 days past due to 5.8% of gross receivables at September 30, 2010 compared to 5.9% of gross receivables at December 31, 2009.
Accounts payable increased by $1.0 million to $14.0 million at September 30, 2010 from $13.0 million at December 31, 2009. The increase primarily relates to the increase in inventories, which is explained below, and the normal timing of our scheduled expense payments.
Inventories increased by $2.4 million to $20.8 million at September 30, 2010 from $18.4 million at December 31, 2009. This increase resulted primarily from a $1.7 million increase in finished goods inventory due to the timing of sales and revenue recognition at quarter end, which also impacts our backlog, and a $0.4 million increase in raw materials due to timing of sales and deliveries. We maintained $2.4 million of inventory reserves at September 30, 2010 and $2.7 million of such reserves at December 31, 2009.
With the outsourcing of substantially all our production equipment assembly and refurbishment activities, the majority of our inventory consists of finished goods, including primarily systems, materials and service parts, as our third-party assemblers have taken over supply chain responsibility for the assembly and refurbishment of production systems. As a result, we generally do not hold in inventory most parts for production systems manufacturing or refurbishment. This trend is partially offset by an increase in raw materials and spare parts used in our in-house manufacturing and support service for 3D printers.
Customer deposits increased to $2.6 million at September 30, 2010 from $0.6 million at December 31, 2009 due to a $2.1 million customer deposit received on an order for multiple machines for future delivery.
The changes in the first nine months of 2010 that make up the other components of working capital not discussed above arose in the ordinary course of business.
Differences between the amounts of working capital item changes in the cash flow statement and the balance sheet changes for corresponding items are primarily the result of foreign currency translation adjustments.
We presently do not have any committed short-term credit facilities, and intend to continue to rely upon our unrestricted cash and cash flow from operations to meet our cash requirements for working capital, capital expenditures and investments. As part of our business strategy, we may use cash to acquire additional businesses, which could have a material impact on our capital resources. While we believe that our ongoing actions to reduce our operating costs, improve our gross profit margin and manage working capital should continue to benefit us in 2010 and future years, there can be no assurance that these actions will be sufficient.

Subsequent to the end of the third quarter of 2010, we utilized $9.7 million, based on exchange rates at the date of each acquisition, of cash in connection with the acquisition of Bits From Bytes Limited and Provel, S.r.l. See Note 2 to the unaudited condensed consolidated financial statements.
Contractual Commitments
Our principal contractual commitments consists of the capital leases on our Rock Hill facility, which are discussed in greater detail below.
In addition, in certain of our recent acquisitions we are obligated for deferred purchase price payments totaling $1.3 million due in 2010 and $4.4 million, based on the exchange rate at the date of acquisition, due in 2011. Certain of these acquisitions also contain earn-out provisions under which the sellers of the acquired businesses can earn additional amounts.
Cash flow
Table 12 summarizes the cash provided by or used in operating activities, investing activities and financing activities, as well as the effect of changes in foreign currency exchange rates on cash, for the first nine months of 2010 and 2009.
Table 12

(Dollars in thousands)	2010	2009
Cash provided by operating activities	$18,472	$2,235
Cash used in investing activities	(10,342)	(749)
Cash provided by financing activities	103	228
Effect of exchange rate changes on cash	665	103

Net increase in cash and cash equivalents	$8,898	$1,817

Cash flow from operations
For the third quarter of 2010, our operating activities, which is primarily composed of net income plus the effects of non-cash items and changes in working capital, provided $11.0 million of net cash, compared to $2.7 million in the second quarter of 2009.
For the nine months ended September 30, 2010, our operating activities provided $18.5 million of net cash. This source of cash consisted of our $10.1 million net income, $6.6 million of non-cash items and $1.8 million of cash provided by changes in operating accounts.
For the nine months ended September 30, 2009, our operating activities provided $2.2 million of net cash. This source of cash consisted of $6.5 million of non-cash items included in our net loss, $1.8 million of cash used in changes in operating accounts and our $2.5 million net loss.
Cash flow from investing activities
Net cash used in investing activities in the first nine months of 2010 increased to $10.3 million from $0.7 million for the first nine months of 2009. The increase was primarily due to $9.1 million of cash paid for 3Dproparts™ acquisitions.
Cash flow from financing activities
Net cash provided by financing activities decreased to $0.1 million for the nine months ended September 30, 2010 compared to $0.2 million in the 2009 period.
Capitalized lease obligations
Our principal contractual commitments consisted of capitalized lease obligations of $8.3 million at September 30, 2010. Our capitalized lease obligations decreased from $8.5 million at December 31, 2009 primarily due to scheduled payments of principal on capital lease installments.

Outstanding capitalized lease obligations relate to two lease agreements that we entered into during 2006 with respect to our Rock Hill facility, one of which covers the facility itself and the other of which covers certain furniture and fixtures that we acquired for use in the facility. The carrying values of the headquarters facility and the furniture and fixture leases at September 30, 2010 and December 31, 2009 were $8.3 million and $8.5 million, respectively.
Our outstanding capitalized lease obligations at September 30, 2010 and December 31, 2009 were as follows:
Table 13

	September 30,	December 31,
(Dollars in thousands)	2010	2009
Capitalized lease obligations:
Current portion of capitalized lease obligations	$226	$213
Capitalized lease obligations, long-term portion	8,084	8,254

Total capitalized lease obligations	$8,310	$8,467

Off-balance sheet arrangements
We have no off-balance sheet financing arrangements and do not utilize any “structured debt,” “special purpose” or similar unconsolidated entities for liquidity or financing purposes.
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
We do not hedge for trading or speculative purposes, and our foreign currency contracts are generally short-term in nature, typically maturing in 90 days or less. We have elected not to prepare and maintain the documentation to qualify for hedge accounting treatment under ASC 815, “Derivatives and Hedging,” and therefore, we recognize all gains and losses (realized or unrealized) in interest and other income (expense), net in our unaudited condensed consolidated statements of operations.
The net fair value of all foreign exchange contracts at December 31, 2009 reflected a nominal unrealized loss at December 31, 2009. The foreign currency contracts outstanding at December 31, 2009 expired at various times between January 6, 2010 and February 3, 2010. See Note 7 of the unaudited condensed consolidated financial statements.
Changes in the fair value of derivatives are recorded in interest and other income (expense), net, in our unaudited condensed consolidated statements of operations. Depending on their fair value at the end of the reporting period, derivatives are recorded either in prepaid and other current assets or in accrued liabilities in our unaudited condensed consolidated balance sheets.
The total impact of foreign currency related items on our unaudited condensed consolidated statements of operations for the nine months ended September 30, 2010 and September 30, 2009 was a net gain of $0.1 million for both periods.
3D Systems’ stockholders’ equity
3D Systems’ stockholders’ equity increased by $15.9 million to $120.6 million at September 30, 2010 from $104.7 million at December 31, 2009. This increase includes the following:
•	$10.1 million net income reported for the first nine months of 2010;
•	$3.9 million of stock issued for acquisitions;
•	$1.1 million of stock compensation expense recorded in stockholders’ equity in accordance with ASC 738, “Compensation — Stock Compensation” during the first nine months of 2010; and
•	$0.6 million of foreign currency translation adjustments.

Recent Accounting Pronouncements
For information with respect to recent accounting pronouncements and the impact of these pronouncements on our unaudited consolidated financial statements, see Note 1 to the unaudited condensed consolidated financial statements.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
For a discussion of market risks at December 31, 2009, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2009. During the first nine months of 2010, there were no material changes or developments that would materially alter the market risk assessment performed as of December 31, 2009.
Item 4. Controls and Procedures.
Evaluation of disclosure controls and procedures
As of September 30, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act.”)) pursuant to Rules 13a-15 and 15d-15 under the Exchange Act. These controls and procedures were designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in a manner to allow timely decisions regarding required disclosures. Based on this evaluation, including an evaluation of the rules referred to above in this Item 4, management has concluded that our disclosure controls and procedures were effective as of September 30, 2010 to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in a manner to allow timely decisions regarding required disclosures.
Changes in Internal Controls over Financial Reporting
There were no material changes in our internal controls over financial reporting during the period covered by this Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
The information set forth in Note 14 of the unaudited condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q is incorporated herein by reference.
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

3.6
Certificate of Elimination of Series B Preferred Stock filed with the Secretary of State of Delaware on September 9, 2006. (Incorporated reference to Exhibit 3.1 of Registrant’s Current Report on Form 8-K, filed on September 9, 2006.)

3.7
Certificate of Amendment of Certificate of Incorporation filed with Secretary of State of Delaware on May 19, 2004. (Incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004, filed on August 5, 2004.)

3.8
Certificate of Amendment of Certificate of Incorporation filed with Secretary of State of Delaware on May 17, 2005. (Incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005, filed on August 1, 2005.)

3.9
Certificate of Designations, Preferences and Rights of Series A Preferred Stock, filed with the Secretary of State of Delaware on December 9, 2008. (Incorporated by reference to Exhibit 3.1 of Registrant’s Current Report on Form 8-K, filed on December 9, 2008.)

3.10	Amended and Restated By-Laws. (Incorporated by reference to Exhibit 3.2 of Registrant’s Current Report on Form 8-K filed on December 1, 2006.)

10.1	Charles W. Hull consulting arrangement (Incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q filed on July 29, 2010.)

10.2	Kevin P. McAlea severance arrangement. (Incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q filed on July 29, 2010.)

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated October 28, 2010.

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated October 28, 2010.

32.1	Certification of Principal Executive Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated October 28, 2010.

32.2	Certification of Principal Financial Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated October 28, 2010.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

3D Systems Corporation
By:	/s/ Damon J. Gregoire
Damon J. Gregoire
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer) (Duly Authorized Officer)
Date: October 28, 2010