Form 10-K
period 2010-12-31
3D SYSTEMS CORP
filed 2011-02-17
CIK 910638

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes ☐     No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2010 was $229,220,266. For purposes of this computation, it has been assumed that the shares beneficially held by directors and officers of the registrant were “held by affiliates.” This assumption is not to be deemed an admission by these persons that they are affiliates of the registrant.

The number of outstanding shares of the registrant’s common stock as of February 9, 2011 was 23,438,659.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant’s definitive proxy statement for its 2011 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

3D SYSTEMS CORPORATION
Annual Report on Form 10-K for the
Year Ended December 31, 2010

PART I

Item 1.	Business

General

3D Systems Corporation (“3D Systems” or the “Company”) is a holding company that operates through subsidiaries in the United States, Europe and the Asia-Pacific region. We design, develop, manufacture, market and service a comprehensive portfolio of 3D printers and related products, print materials and services. We are a leading global provider of 3D content-to-print solutions including personal, professional and production 3D printers, print materials and custom parts services. Our expertly integrated rapid prototyping and manufacturing solutions reduce the time and cost of designing new products by printing real parts directly from digital data. These solutions are used to design, communicate, prototype and produce functional end-use parts.

Customers use our proprietary printers and print services to produce physical objects from digital data that was created using commonly available computer-aided design software, often referred to as CAD software, or other digital-capture devices such as scanners. The ability to print functional parts from digital data enables our customers to harness complete freedom of geometrical creation to design and build detailed prototypes or production parts quickly and efficiently without a significant investment in expensive tooling, greatly reducing the time and cost required to produce prototypes or to customize production parts.

Our extensive portfolio of 3D printers is based on six unique print engines that employ proprietary, additive layer printing processes designed to meet our customers’ most demanding design, prototyping, testing, tooling and production requirements. Our principal print engines include stereolithography or SLA® printers, selective laser sintering or SLS® printers, multi-jet modeling (“MJMtm”) printers, film transfer imaging (“FTI”) printers, selective laser melting (“SLM”) printers and plastic jet printers (“PJP”). We believe that our 3D printer solutions and services enable our customers to develop and manufacture better quality, higher functionality, new products faster and more economically than with traditional methods.

Our product development efforts are focused on providing our customers with an expanded portfolio of 3D content-to-print solutions targeting their entire design-to-manufacturing requirements from rapid prototyping services to on-site office, model-shop and production floor printers. We are focusing on developing a comprehensive menu of affordable to own and operate 3D printing solutions to address applications in the education, transportation, recreation, healthcare and consumer products marketplaces, which we believe represent significant growth opportunities for our business.

We continue to develop new printers, print materials and custom parts services and have expanded our technology platform through internal development efforts and through acquisitions. Our 3D content-to-print solutions are used by our customers to replace, displace or complement traditional design-to-manufacturing solutions including 2D plotters and wide-format printers, CNC machining centers and a wide variety of other traditional machine-tool and molding alternatives.

In rapid manufacturing applications, our printers are used to manufacture end-use parts that have the appearance and performance of high-quality injection-molded parts. Customers who adopt our rapid manufacturing solutions avoid the significant costs of complex set-ups and changeovers and eliminate the costs and lead times associated with conventional tooling methods or labor intensive craftsmanship. Rapid manufacturing enables our customers to produce optimized designs because they can design for function, unconstrained by normal design-for-manufacture considerations.

In communication and design applications, our printers are used to produce three-dimensional objects, primarily for visualizing and communicating concepts, various design applications and other applications, including supply chain management and functional models.

In rapid prototyping applications, our printers are used to quickly and efficiently generate product-concept models, functional prototypes to test form, fit and function, master patterns and expendable patterns for urethane and investment casting that are often used for evaluating product designs and short-run production.

We provide expertly integrated solutions consisting of printers, print materials, software tools and a variety of related customer services. Our extensive solutions portfolio enables us to offer our customers a cost effective way to transform the manner in which they design, develop and manufacture their products.

Products and Services

All our 3D printers employ one of the above-mentioned print engines: SLA®, SLS®, SLM, MJMtm, FTI and PJP. Our 3D printers convert data input from CAD software or 3D scanning and sculpting devices to printed plastic or metal parts using our proprietary engineered plastic, metal and composite print materials. Production printers include our SLA® and SLS® printers, formerly referred to as large-frame systems. Personal and professional printers were previously referred to as 3D Printers. The personal printers category includes our V-Flash® and BfBtm printers, while professional printers includes our Project printer series. The detail and classification of revenue remains the same as in prior years, only our naming conventions have changed.

We develop, blend and market a wide range of proprietary print materials that mimic the performance of engineered plastics, composites and metals. We augment and complement our own portfolio of print materials with materials that we purchase from third parties under private label and distribution arrangements.

We provide our customers a comprehensive suite of proprietary software tools that are embedded within our printers and pre-sale and post-sale services, ranging from applications development to installation, warranty and maintenance services. We also provide a comprehensive suite of printed parts services through our 3Dpropartstm global network of print shops. 3Dpropartstm offers a broad range of precision plastic and metal parts service capabilities produced from a wide range of print and traditional materials using a variety of additive and traditional manufacturing processes.

Production 3D Printer Solutions

SLA® Printers

Stereolithography, or SLA®, printers convert our engineered print materials and composites into solid cross-sections, layer by layer, to print the desired fully fused objects. Our SLA® printers are capable of making multiple distinct parts at the same time and are designed to produce highly accurate geometries in a wide range of sizes and shapes with a variety of material performance characteristics.

Stereolithography parts are known for their fine feature detail, resolution and surface quality. Product designers, engineers and marketers in many manufacturing companies throughout the world use our SLA® printers for a wide variety of applications, ranging from short production runs of end-use products to producing prototypes for automotive, aerospace and various consumer and electronic applications.

Our SLA® printers are capable of rapidly producing tools, fixtures, jigs and end-use parts, including parts for dental, hearing aid, jewelry and motor-sports applications. They are also designed for uses such as building functional models that enable users to share ideas and evaluate concepts, perform form, fit and function tests on working assemblies and build expendable patterns for metal casting.

Our family of SLA® printers offers a wide range of capabilities, including size, speed, accuracy, throughput and surface finish in different formats and price points. Our iProtm SLA® printers come in a variety of print formats designed to quickly and economically produce durable plastic parts with unprecedented surface smoothness, feature resolution, edge definition and tolerances that rival the accuracy of CNC-machined plastic parts. Our iProtm family of SLA® printers includes the iProtm 8000 and iProtm 9000, production stereolithography printers capable of printing ultra-high-definition parts made from our integrated portfolio of proprietary Accura® Plastics. We also offer the Vipertm, a smaller format SLA® printer that delivers lower throughput, but is capable of printing precision ultra-high resolution parts.

SLS® Printers

Our selective laser sintering, or SLS®, printers convert our proprietary engineered print materials and composites by melting and fusing (sintering) these print materials into solid cross-sections, layer-by-layer, to produce finished parts. SLS® printers can create parts from a variety of proprietary engineered plastic powders and are capable of processing multiple parts in a single build session.

Customer uses of our SLS® printers include functional test models and end-use parts, which enable our customers to create customized parts economically without tooling. The combination of print materials flexibility, part functionality and high throughput of our SLS® print engine makes it well suited for rapid manufacturing of durable parts for applications in various industries, including aerospace, automotive, packaging, machinery and motor-sports applications.

Our family of SLS® printers comes in a variety of print formats and degrees of automation and includes our line of sProtm 60, 140 and 230 SLS® printers. Our SLS® production printers are designed to enable our customers to mass customize and produce high-quality, end-use parts, patterns, fixtures and tools consistently and economically from our proprietary engineered plastics, on site and on demand.

SLM Printers

We offer the Sinterstation® Protm SLM direct metal sintering printer through a private label arrangement with a third party supplier. These printers come in two print formats and are capable of producing fully-dense direct metal parts from a variety of metal powders, including stainless steel, chrome cobalt, titanium and tool steel.

Professional 3D Printer Solutions

Our expanding line of professional printers is ideal for use in engineering design environments for product development, marketing communication groups, within engineering schools and other educational institutions and for custom manufacturing such as jewelry and dental laboratory direct-casting applications. Our range of professional printers is based on our proprietary MJMtm print engine.

Our professional printers readily accept digital input from either a 3D CAD station or a scanned 3D image, converting this input data, one slice thickness at a time, to print a solid part, one layer at a time. These printers offer superior finished surfaces, no geometry limitations, plug-and-play installation, point-and-print functionality and best-in-class part resolution in a variety of price points and print materials.

Our family of professional printers consists of several ProJettm models, including the Projettm 3000, Projettm 3000 Plus, Projettm 5000 and Projettm 6000, our first crossover 3D printer bringing SLA® print technology together with MJMtm utility and usability. Our professional printers are designed to print high-definition, functional and durable models for form, fit and function analysis, including certain models that are capable of ultra-fine resolution for precision dental and jewelry applications.

Personal 3D Printer Solutions

Our personal 3D printer solutions can print ready-to-use, three-dimensional parts within hours at home, school or office workstations. These cost-effective kits and printers enable designers, engineers, hobbyists and students to imagine, design and produce ideas at their desks.

Our V-Flash® personal printer utilizes our proprietary FTI technology. V-Flash® prints durable plastic parts with a smooth surface finish and true to design detailed features. V-Flash® is an affordable 3D printer and is easy to set up and operate. Parts printed on our V-Flash® printer can be drilled, machined, painted and metal-plated after building.

Our Bits From Bytes (“BfBtm”) personal printers and kits utilize PJP technology. PJP is a proven, simple clean, compact and quiet print engine technology designed for office, home and classroom use. PJP features an open design that is easy to use and maintain. Our family of BfBtm printers are designed and engineered to be simple, accurate and robust. They are equipped with up to three compact precision print heads for print speed and accuracy and fast material changeovers.

Our BfBtm 3000 personal printer is a desktop printer with a large print area. The BfBtm 3000 is able to be equipped with up to three print heads and is affordable to own and operate. Our BfBtm Rapmantm is a personal printer kit that customers self-assemble. The Rapmantm is designed for the education and hobbyist marketplaces because the assembly of the printer enables a hands-on learning opportunity.

3D Software Tools

As part of our comprehensive and integrated printer solutions, we offer embedded proprietary part-preparation software. This software is designed to enhance the interface between our customers’ 3D data and our printers. 3D data is converted within our proprietary software so the image can be viewed, rotated and scaled, and model structures can be added. The software then generates the information that is used by the printer to create solid objects. From time to time, we also work with third parties to develop complementary software for our printers.

3D Print Materials

As part of our integrated approach, we blend, market, sell and distribute consumable, engineered plastic and metal materials and composites under several proprietary brand names for use in all our printers. We market our stereolithography materials under the Accura® brand, our selective laser sintering materials under the DuraForm®, CastFormtm and LaserFormtm brands, and materials for our professional printers under the VisiJet® brand.

Our most recent printers have built-in intelligence that communicates vital processing and quality statistics in real time to the printers. For these printers, we furnish print materials that are specifically designed for use in those printers and that are packaged in smart cartridges designed to enhance system functionality, up-time, materials shelf life and overall printer reliability, with the objective of providing our customers with a built-in quality management system.

We work closely with our customers to optimize the performance of our print materials in their applications. Our expertise in print materials formulation, combined with our process, software and equipment-design strengths, enable us to help our customers select the print material that best meets their needs and to obtain optimal cost and performance results from the material. We also work with third parties to develop different types and varieties of print materials designed to meet the needs of our customers.

SLA® Print Materials and Composites

Our family of proprietary stereolithography materials and composites, marketed under the Accura® brand, offers a variety of plastic-like performance characteristics and attributes designed to mimic specific, engineered, thermoplastic materials. When used in our SLA® printers, our proprietary liquid resins turn into a solid surface one layer at a time, and through an additive building process all the layers bond and fuse to make a solid part.

Our portfolio of Accura® stereolithography materials includes general purpose as well as specialized materials and composites that offer our customers the opportunity to choose the material that is best suited for the parts and models that they intend to produce. To further complement and expand the range of materials we offer to our customers, we also distribute SLA® materials under recognized third-party brand names.

SLS® Print Materials and Composites

Our family of proprietary selective laser sintering materials and composites includes a range of rigid plastic, elastomeric and metal materials as well as various composites of these ingredients. Our SLS® printers have built-in versatility; therefore, the same printers can be used to process multiple materials.

Our DuraForm® laser sintering materials include CastFormtm and LaserFormtm proprietary SLS® materials. SLS® materials are used to create functional end-use parts, prototypes and durable patterns as well as assembly jigs and fixtures. They are also used to produce flexible, rubber-like parts such as shoe soles, gaskets and seals; patterns for investment casting; functional tooling such as injection molding tool inserts; and end-use parts for customized rapid manufacturing applications.

Examples of rapid manufacturing parts produced by our customers using our SLS® printers include air ducts for military aircraft and engine cowling parts for unmanned aerial vehicles. Product designers and developers from major automotive, aerospace and consumer products companies use DuraForm® parts extensively as functional test models, including in harsh test environment conditions. Aerospace and medical companies use our SLS® printers to produce end-use parts directly, which enables them to create customized parts economically without tooling. Parts made from DuraForm® and LaserFormtm materials are cost effective and can compete favorably with traditional manufacturing methods, especially where part complexity is high.

Visijet® Print Materials

Our family of VisiJet® print materials includes part-building materials and compatible disposable support materials that are used in the modeling process and facilitate an easily melted support removal process. These print materials are sold to our customers packaged in proprietary smart cartridges designed for our professional 3D printers. Our proprietary VisiJet® print materials are ideal for study models and form, fit and function engineering studies. VisiJet® wax print materials and special dissolvable support materials are used for direct casting applications such as custom jewelry manufacturing, dental crowns and bridge work and other casting and micro-casting applications.

BfBtm Print Materials

Our family of print materials for use in the BfBtm 3000 includes polylatic acid (PLA), acrylonitrile butadiene styrene (ABS), polypropylene (PP), high density polyethylene (HDPE), low density polyethylene (LDPE), and unplasticised polyvinyl chloride (uPVC). These print materials offer a variety of properties, including tough polymer materials for car bumpers, tough and flexible polymers for face masks or containers, and chemical and solvent resistant materials for fuel tanks, snowboards and water pipes.

Services

Warranty, Maintenance and Training Services

We provide a variety of comprehensive customer services and local application support and field support on a worldwide basis for all our stereolithography and selective laser sintering 3D printers. For our personal and professional 3D printers, we provide these services and field support either directly or through a network of authorized resellers or other sources. We are continuing to build a reseller channel for our line of personal and professional 3D printers and to train our resellers to perform installation and service for those printers. We have also entered into arrangements with selected outside service providers to augment our service capabilities for each of our lines of equipment.

The services and field support that we provide includes installation of new printers at the customers’ site, printer warranties, several maintenance agreement options and a wide variety of hardware upgrades, software updates and performance enhancement packages. We also provide services to assist our customers and resellers in developing new applications for our technologies, to facilitate the use of our technology for the customers’ applications, to train customers on the use of newly acquired printers and to maintain our printers at customers’ sites.

New personal, professional and production printers are sold with maintenance support that generally covers a warranty period ranging from 90 days to one year. We offer service contracts that enable our customers to continue maintenance coverage beyond the initial warranty period. These service contracts are offered with various levels of support and are priced accordingly. We employ customer-support sales engineers in North America, several countries in Europe and in parts of the Asia-Pacific region to support our worldwide customer base. As a key element of warranty and service contract maintenance, our service engineers provide regularly scheduled preventive maintenance visits to customer sites. We also provide training to our distributors and resellers to enable them to perform these services.

We distribute spare parts on a worldwide basis to our customers, primarily from locations in the U.S. and Europe.

We also offer upgrade kits for certain of our printers that enable our existing customers to take advantage of new or enhanced system capabilities; however, we have discontinued upgrade support for certain of our older legacy printers.

3D Custom Parts Services

3D Systems launched 3Dpropartstm, a rapid prototyping and printed parts service, in October 2009. The Company is expanding its 3Dpropartstm service by bringing together the widest range of production and additive grade print materials and the latest additive and traditional manufacturing systems to deliver to its customers the broadest available range of precision plastic and metal parts and assemblies. Since the launch of 3Dpropartstm, the Company has acquired eight service providers in the U.S. and Europe and expanded capacity as required. Through our 3Dpropartstm service, we supply finished parts to our customers through a global network of printed parts service locations. Customers may procure a complete range of precision plastic and metal parts services provided using a variety of finishing, molding and casting capabilities utilizing both traditional and additive processes. In addition, preferred service providers and leading service bureaus can use 3Dpropartstm as their comprehensive order-fulfillment center.

Global Operations

We operate in North America, Europe and the Asia-Pacific region, and distribute our products and services in those areas as well as to other parts of the world. Revenue in countries outside the U.S. accounted for 54.7%, 56.6% and 60.6% of consolidated revenue in the years ended December 31, 2010, 2009 and 2008, respectively.

In maintaining foreign operations, our business is exposed to risks inherent in such operations, including currency fluctuations. Information on foreign exchange risk appears in Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” and Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K (“Form 10-K”), which information is incorporated herein by reference.

Financial information about geographic areas, including revenue and long-lived assets, appears in Note 22 to the Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Form 10-K, which information is incorporated herein by reference.

Marketing and Customers

Our sales and marketing strategy focuses on an integrated approach that is directed to providing printers, print materials and services to meet a wide range of customer needs, including traditional prototyping, 3D printing and rapid manufacturing. This integrated approach includes the sales and marketing of our parts service, either as an adjunct to a customer’s in-house use of additive technologies or to the much broader audience of users who do not have dedicated production or professional 3D printers.

Our sales organization is responsible for the sale of our products on a worldwide basis and for the management and coordination of our growing network of authorized resellers. Our direct sales force consists of salespersons who work throughout North America, Europe and in parts of the Asia-Pacific region. Our application engineers provide professional services through pre-sales support and assist existing customers so that they can take advantage of our latest print materials and techniques to improve part quality and machine productivity. This group also leverages our customer contacts to help identify new application opportunities that utilize our proprietary processes and access to our parts printing service, 3Dpropartstm. As of December 31, 2010, our worldwide sales, application and service staff consisted of 159 employees.

We sell production printers and our related print materials and services through our direct sales organization, which is supported by our dedicated sales, service and application engineers worldwide. In certain areas of the world where we do not operate directly, we have appointed sales agents, resellers and distributors who are authorized to sell our production printers and the print materials used in them on our behalf. Certain of those agents, resellers and distributors also provide services to customers in those geographic areas.

Our personal and professional printers and our related print materials and services are sold worldwide directly and through a network of authorized distributors and resellers who are managed and directed by a dedicated team of sales channel managers.

As a complement to our printers and print materials sales, we have our 3Dpropartstm service, a global network of parts printing service locations. 3Dpropartstm is designed to provide our customers a single source for all of their design-to-manufacturing needs. Through our 3Dpropartstm service, we offer access to a wide range of additive and traditional manufacturing technologies, our full line of available print materials from plastics to metals and our project management and finishing capabilities through 24/7 on-line quoting and secure ordering.

Our customers include major companies in a broad range of industries, including manufacturers of automotive, aerospace, computer, electronic, defense, education, consumer, medical and dental products. Purchasers of our printers include original equipment manufacturers, or OEMs, government agencies and universities that generally use our printers for research activities, and independent service bureaus that provide rapid prototyping and manufacturing services to their customers. No single customer accounted for more than 10 percent of our consolidated revenue in the years ended December 31, 2010, 2009 or 2008.

Production and Supplies

We outsource certain equipment assembly and refurbishment activities to several selected design and engineering companies and suppliers. These suppliers also carry out quality control procedures on our printers prior to their shipment to customers. As part of these activities, these suppliers have responsibility for procuring the components and sub-assemblies that are used in our printers. This has reduced our need to procure or maintain inventories of raw materials, work-in-process and spare parts related to our equipment assembly and maintenance activities. We purchase finished printers from these suppliers pursuant to forecasts and customer orders that we supply to them. While the outsourced suppliers of our printers have responsibility for the supply chain of the components for the printers they assemble, the components, parts and sub-assemblies that are used in our printers are generally available from several potential suppliers.

We assemble certain professional 3D printers and other equipment at our Rock Hill, South Carolina facility, enabling us to better utilize our facility, plan production and lower costs. Our BfBtm printers are assembled at our facility in Clevedon, England.

We produce certain print materials at our facilities in Marly, Switzerland and Rock Hill, South Carolina. We also have arrangements with third parties who blend to our specifications certain print materials that we sell under our own brand names. As discussed above, we also purchase print materials from third parties for resale to our customers.

Our equipment assembly and print materials blending activities and certain research and development activities are subject to compliance with applicable federal, state and local provisions regulating the storage, use and discharge of materials into the environment. We believe that we are in compliance with such regulations as currently in effect in all material respects and that continued compliance with them will not have a material adverse effect on our capital expenditures, results of operations or consolidated financial position.

Research and Development

The 3D printer industry is characterized by rapid technological change. Consequently, we have an ongoing program of research and development to develop new printers and print materials and to enhance our product lines as well as to improve and expand the capabilities of our printers and related software and print materials. This includes all significant technology platform developments for SLA®, SLS®, SLM, MJMtm, FTI and PJP printers and print materials. Our development efforts are augmented by development arrangements with research institutions, customers, suppliers of material and hardware and the assembly and design firms that we have engaged to assemble our printers. We also engage third party engineering companies and specialty print materials companies in specific development projects from time to time.

In addition to our internally developed technology platforms, we acquired products or technology developed by others by purchasing the stock or business assets of the business entity that held ownership rights to the technology. In other instances we have licensed or purchased the intellectual property rights of technologies developed by third parties through licensing agreements that may obligate us to pay a license fee or royalty, typically based upon a dollar amount per unit or a percentage of the revenue generated by such products.

Research and development expenses were $10.7 million, $11.1 million and $15.2 million in 2010, 2009 and 2008, respectively.

We capitalized $1.2 million of software development costs in 2010 from acquisitions. We did not capitalize any software development costs in 2009 or 2008. See Note 6 to the Consolidated Financial Statements.

Intellectual Property

We regard our technology platforms and materials as proprietary and seek to protect them through copyrights, patents, trademarks and trade secrets. At December 31, 2010, we held 354 patents worldwide. At that date, we also had 148 pending patent applications worldwide, including applications covering inventions contained in our recently introduced printers. The principal issued patents covering aspects of our various technologies will expire at varying times through 2027.

We are also a party to various licenses that have had the effect of broadening the range of the patents, patent applications and other intellectual property available to us.

We have also entered into licensing or cross-licensing arrangements with various companies in the United States and in other countries that enable those companies to utilize our technology in their products or that enable us to use their technologies in our products. Under certain of these licenses, we are entitled to receive, or we are obligated to pay, royalties for the sale of licensed products in the U.S. or in other countries. The amount of such royalties was not material to our results of operations or consolidated financial position for the three-year period ended December 31, 2010.

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

Competition

We face competition from the development of new technologies or techniques not encompassed by the patents that we own or license, from the conventional machining, plastic molding and metal casting techniques discussed above and from improvements to existing technologies, such as CNC and rotational molding.

Competition for most of our 3D printers is based primarily on process know-how, product application know-how and the ability to provide a full range of products and services to meet customer needs. Competition is also based upon innovations in 3D printing, rapid prototyping and rapid manufacturing printers and print materials. Accordingly, our ongoing research and development programs are intended to enable us to maintain technological leadership. Certain of the companies producing competing products or providing competing services are well established and may have greater financial resources.

Our principal competitors are companies that manufacture machines that make, or use machines to make, models, prototypes, molds and small-volume to medium-volume manufacturing parts. These include suppliers of computer numerically controlled machines and machining centers, commonly known as CNC, suppliers of plastics molding equipment, including injection-molding equipment, suppliers of traditional machining, milling and grinding equipment, and businesses that use such equipment to produce models, prototypes, molds and small-volume to medium-volume manufacturing parts. These conventional machining, plastic molding and metal casting techniques continue to be the most common methods by which plastic and metal parts, models, functional prototypes and metal tool inserts are manufactured.

Our competitors also include other suppliers of stereolithography, laser sintering and other 3D printers and print materials as well as suppliers of alternative additive manufacturing solutions such as vacuum casting equipment. A number of companies currently sell print materials that compete with those we sell, and there are a wide number of suppliers of maintenance services for the equipment that we sell. Numerous suppliers of these products operate both internationally and regionally, and many of them have well-recognized product lines that compete with us in a wide range of our product applications.

Competition in the parts printing service business is highly fragmented, with most of the services suppliers operating on a local level.

We believe that our future success depends on our ability to enhance our existing products and services, introduce new products and services on a timely and cost-effective basis, meet changing customer needs, extend our core technologies to new applications and anticipate and respond to emerging standards, business models, service delivery methods and other technological changes.

Employees

At December 31, 2010, we had 484 full-time employees. Although some of our employees outside of the U.S. are subject to local statutory employment and labor arrangements, none of our U.S. employees are covered by collective bargaining agreements. We have not experienced work stoppages and believe that our relations with our employees are satisfactory.

Available Information

Our website address is www.3DSystems.com. The information contained on our website is neither a part of, nor incorporated by reference into, this Form 10-K. We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, amendments to those reports, and other documents that we file with the Securities and Exchange Commission (“SEC”), as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC.

Several of our corporate governance materials, including our Code of Conduct, Code of Ethics for Senior Financial Executives and Directors, Corporate Governance Guidelines, the current charters of each of the standing committees of the Board of Directors and our corporate charter documents and by-laws are also available on our website.

Executive and Other Officers

The information appearing in the table below sets forth the current position or positions held by each of our officers and his or her age as of February 1, 2011. All of our officers serve at the pleasure of the Board of Directors. There are no family relationships among any of our officers or directors.

Age as of
Name and Current Position	February 1, 2011

Abraham N. Reichental
President and Chief Executive Officer	54
Charles W. Hull
Executive Vice President, Chief Technology Officer	71
Robert M. Grace, Jr.
Vice President, General Counsel and Secretary	63
Damon J. Gregoire
Senior Vice President and Chief Financial Officer	42
Kevin P. McAlea
Vice President	52
Cathy L. Lewis
Vice President	59

We have employed each of the individuals in the foregoing table other than Mr. Gregoire and Ms. Lewis for more than five years.

Mr. Gregoire joined us on April 25, 2007 as Vice President and Chief Financial Officer. Previously, he was employed by Infor Global Solutions, Inc., an international software company, as Vice President of Finance since 2006 with responsibility for its Datastream Systems and Customer Relationship Management division. Mr. Gregoire previously served as Corporate Controller of Datastream Systems Inc., a software company, from 2005 until it was acquired by Infor Global Solutions, Inc. in March 2006. For more than three years prior to 2005, Mr. Gregoire served as Director of Accounting and Financial Analysis of Paymentech, L.P., an international credit card processing company.

Ms. Lewis joined us as Vice President Global Marketing on October 15, 2009 and was elected an officer of the company in May 2010. Since 2006 she was Chief Executive Officer of Desktop Factory, Inc., a venture financed technology start-up focused on the development and delivery of a low cost 3D printer. For more than three years prior to 2006, Ms. Lewis served as Senior Vice President, Marketing for IKON Office Solutions, a global office copying/printing/imaging and related services company.

Item 1A.	Risk Factors

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

If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from those reflected in or suggested by forward-looking statements. Any forward-looking statement that you read in this Form 10-K reflects our current views with respect to future events and is subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, financial condition, growth strategy and liquidity. All subsequent written and oral forward-looking statements attributable to us or to individuals acting on our behalf are expressly qualified in their entirety by this discussion. You should specifically consider the factors identified in this Form 10-K, which would cause actual results to differ from those referred to in forward-looking statements.

Cautionary Statements and Risk Factors

The risks and uncertainties described below are not the only risks and uncertainties that we face. Additional risks and uncertainties not currently known to us or that we currently deem not to be material also may impair our business operations, results of operations and financial condition. If any of the risks described below or if any other risks and uncertainties not currently known to us or that we currently deem not to be material actually occurs, our business, results of operations and financial condition could be materially adversely affected. In that event, the trading price of our common stock could decline, and you could lose all or part of your investment in our common stock.

The risks discussed below also include forward-looking statements that are intended to provide our current expectations with regard to those risks. There can be no assurance that our current expectations will be met, and our actual results may differ substantially from the expectations expressed in these forward-looking statements.

Global economic, political and social conditions may harm our ability to do business, increase our costs and negatively affect our stock price.

We believe that we are emerging from a global recession that caused failures of financial institutions and led to government intervention in the United States, Europe and other regions of the world. The prospects for economic growth in the United States and other countries remain uncertain, and may cause customers to further delay or reduce technology purchases due to continued softness in the real estate and mortgage markets or other markets, volatility in fuel and other energy costs, difficulties in the financial services sector and credit markets, continuing geopolitical uncertainties and other macroeconomic factors affecting spending behavior. The global recession had an adverse impact on the sales of our products in 2008 and 2009 leading to longer sales cycles, slower adoption of new technologies and increased price competition. Given the continued uncertainty concerning the pace of growth in the global economy, we face risks that may arise from financial difficulties experienced by our suppliers, resellers or customers, including:

•	The risk that customers or resellers to whom we sell our products and services may face financial difficulties or may become insolvent, which could lead to our inability to obtain payment of accounts receivable that those customers or resellers may owe;

•	The risk that key suppliers of raw materials, finished products or components used in the products that we sell may face financial difficulties or may become insolvent, which could lead to disruption in the supply of printers, print materials or spare parts to our customers; and

•	The inability of customers, including resellers, suppliers and contract manufacturers to obtain credit financing to finance purchases of our products and raw materials used to build those products.

We may incur substantial costs enforcing or acquiring intellectual property rights and defending against third party claims as a result of litigation or other proceedings.

In connection with the enforcement of our own intellectual property rights, the acquisition of third-party intellectual property rights or disputes related to the validity or alleged infringement of third party intellectual property rights, including patent rights, we have been, are currently and may in the future be subject to claims, negotiations or complex, protracted litigation. Intellectual property disputes and litigation may be costly and can be disruptive to our business operations by diverting attention and energies of management and key technical personnel, and by increasing our costs of doing business. Although we have successfully defended or resolved past litigation and disputes, we may not prevail in any ongoing or future litigation and disputes.

Third party intellectual property claims asserted against us could subject us to significant liabilities, require us to enter into royalty and licensing arrangements on unfavorable terms, prevent us from assembling or licensing certain of our products, subject us to injunctions restricting our sale of products, cause severe disruptions to our operations or the marketplaces in which we compete, or require us to satisfy indemnification commitments with our customers including contractual provisions under various license arrangements. In addition we may incur significant costs in acquiring the necessary third-party intellectual property rights for use in our products. Any of these could seriously harm our business.

We have made, and expect to continue to make, strategic acquisitions that may involve significant risks and uncertainties. We may not realize the anticipated benefits of past or future acquisitions and integration of these acquisitions may disrupt our business and divert management.

We completed seven acquisitions in 2010, one of which was considered significant in accordance with the rules and regulations of the SEC. We intend to continue to evaluate acquisition opportunities in the future in an effort to expand our business and enhance stockholder value. Acquisitions involve certain risks and uncertainties including:

•	Difficulty in integrating newly acquired businesses and operations in an efficient and cost-effective manner;

•	The risk that significant unanticipated costs or other problems associated with integration may be encountered;

•	The challenges in achieving strategic objectives, cost savings and other anticipated benefits;

•	The risk that our marketplaces do not evolve as anticipated and that the technologies acquired do not prove to be those needed to be successful in the marketplaces that we serve;

•	The risk that we assume significant liabilities that exceed the limitations of any applicable indemnification provisions or the financial resources of any indemnifying party;

•	The inability to maintain a relationship with key customers, vendors and other business partners of the acquired business;

•	The difficulty in maintaining controls, procedures and policies during the transition and integration;

•	The potential loss of key employees of the acquired businesses;

•	The risk of diverting management attention from our existing operations;

•	The potential failure of the due diligence process to identify significant problems, liabilities or other challenges of an acquired company or technology;

•	The risk of incurring significant exit costs if products or services are unsuccessful;

•	The entry into marketplaces where we have no or limited direct prior experience and where competitors have stronger marketplace positions; and

•	The exposure to litigation or other claims in connection with our assuming claims or litigation risks from terminated employees, customers, former shareholders or other third parties.

If we are unable to generate net cash flow from operations and if we are unable to raise additional capital, our financial condition could be adversely affected.

In 2010, our unrestricted cash and short-term investments increased by $12.4 million to $37.3 million at December 31, 2010 from $24.9 million at December 31, 2009. During 2010, 2009 and 2008, net cash provided by (used in) operations was $31.8 million, $7.7 million and $(3.5) million, respectively. We cannot assure you that we will continue to generate cash from operations or other potential sources to fund future working capital needs and meet capital expenditure requirements.

As of December 31, 2010 we had no outstanding debt on our balance sheet. From time-to-time we may seek access to external sources of capital to fund working capital needs, capital expenditures, acquisitions and for other general corporate purposes. However, we cannot assure you that capital would be available from external sources such as bank credit facilities, debt or equity financings or other potential sources to fund future operating costs, debt-service obligations and capital requirements.

The global financial crisis affecting the banking system and financial markets has resulted in a tightening of credit markets, lower levels of liquidity in many financial markets, and extreme volatility in fixed income, credit, currency and equity markets. As a consequence, credit markets tightened significantly such that the ability to raise new capital has become more challenging and more expensive. If our ability to generate cash flow from operations and our existing cash is inadequate to meet our needs, our options for addressing such capital constraints include, but are not limited to, (i) obtaining a revolving credit facility from bank lenders, (ii) accessing the public capital markets, or (iii) delaying certain of our existing development projects. If it became necessary to obtain additional debt financing it is likely that such alternatives in the current market environment would be on less favorable terms than we have historically obtained, which could have a material adverse impact on our consolidated financial position, results of operations or cash flows.

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

The variety of products that we sell could cause significant quarterly fluctuations in our gross profit margins, and those fluctuations in margins could cause fluctuations in operating income or loss and net income or loss.

We continuously work to expand and improve our product offerings, including our printers, print materials and services, the number of geographic areas in which we operate and the distribution channels we use to reach various target product applications and customers. This variety of products, applications and channels involves a range of gross profit margins that can cause substantial quarterly fluctuations in gross profit and gross profit margin depending upon the mix of product shipments from quarter to quarter. We may experience significant quarterly fluctuations in gross profit margins or operating income or loss due to the impact of the mix of products, channels or geographic areas in which we sell our products from period to period. In some quarters, it is possible that results could be below expectations of analysts and investors. If so, the price of our common stock may be volatile or decline.

We believe that our future success may depend on our ability to deliver products that meet changing technology and customer needs.

Our business may be affected by rapid technological change, changes in user and customer requirements and preferences, frequent new product and service introductions embodying new technologies and the emergence of new standards and practices, any of which could render our existing products and proprietary technology and printers obsolete. Accordingly, our ongoing research and development programs are intended to enable us to maintain technological leadership. We believe that to remain competitive we must continually enhance and improve the functionality and features of our products, services and technologies. However, there is a risk that we may not be able to:

•	Develop or obtain leading technologies useful in our business;

•	Enhance our existing products;

•	Develop new products and technologies that address the increasingly sophisticated and varied needs of prospective customers, particularly in the area of print materials functionality;

•	Respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis; or

•	Recruit or retain key technology employees.

We derive a significant portion of our revenue from business conducted outside the U.S and are subject to the risks of doing business outside the U.S.

Over 50 percent of our consolidated revenue is derived from customers in countries outside the U.S. There are many risks inherent in business activities outside the U.S. that, unless managed properly, may adversely affect our profitability, including our ability to collect amounts due from customers. While most of our operations outside the U.S. are conducted in highly developed countries, they could be adversely affected by:

•	Unexpected changes in laws, regulations and policies of non-U.S. governments relating to investments and operations, as well as U.S. laws affecting the activities of U.S. companies abroad;

•	Changes in regulatory requirements, including export controls, tariffs and embargoes, other trade restrictions and antitrust and data privacy concerns;

•	Rapid changes in government, economic and political policies, political or civil unrest, terrorism or epidemics and other similar outbreaks;

•	Fluctuations in currency exchange rates;

•	Seasonal reductions in business activity in certain parts of the world, particularly during the summer months in Europe;

•	Limited protection for the enforcement of contract and intellectual property rights in some countries;

•	Transportation delays;

•	Difficulties in staffing and managing foreign operations;

•	Operating in countries with a higher incidence of corruption and fraudulent business practices;

•	Taxation; and

•	Other factors, depending upon the specific country in which we conduct business.

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

We compete for customers with a wide variety of producers of equipment for models, prototypes, other three-dimensional objects and end-use parts as well as producers of print materials and services for this equipment. Some of our existing and potential competitors are researching, designing, developing and marketing other types of competitive equipment, print materials and services. Many of these competitors have financial, marketing, manufacturing, distribution and other resources substantially greater than ours.

We also expect that future competition may arise from the development of allied or related techniques for equipment and print materials that are not encompassed by our patents, from the issuance of patents to other companies that may inhibit our ability to develop certain products, and from improvements to existing print materials and equipment technologies.

We intend to continue to follow a strategy of continuing product development to enhance our position to the extent practicable. We cannot assure you that we will be able to maintain our current position in the field or continue to compete successfully against current and future sources of competition. If we do not keep pace with technological change and introduce new products, we may lose revenue and demand for our products.

We depend on a limited number of suppliers for components and sub-assemblies used in our 3D printers and for raw materials used in our print materials. If these relationships were to terminate, our business could be disrupted while we locate an alternative supplier and our expenses may increase.

We have outsourced the assembly of certain of our printers to third party suppliers, we purchase components and sub-assemblies for our printers from third party suppliers, and we purchase raw materials that are used in our print materials, as well as certain of those print materials, from third party suppliers.

While there are several potential suppliers of the components, parts and sub-assemblies for our products, we currently choose to use only one or a limited number of suppliers for several of these components, including our lasers, print materials and certain jetting components. Our reliance on a single or limited number of suppliers involves many risks including:

•	Potential shortages of some key components;

•	Product performance shortfalls; and

•	Reduced control over delivery schedules, assembly capabilities, quality and costs.

While we believe that we can obtain all the components necessary for our products from other manufacturers, we require any new supplier to become “qualified” pursuant to our internal procedures, which could involve evaluation processes of varying durations. We generally have our printers assembled based on our internal forecasts and the supply of raw materials, assemblies, components and finished goods from third parties, which are subject to various lead times. In addition, at any time, certain suppliers may decide to discontinue production of an assembly, component or raw material that we use. Any unanticipated change in the sources of our supplies, or unanticipated supply limitations, could increase production or related costs and consequently reduce margins.

If our forecasts exceed actual orders, we may hold large inventories of slow-moving or unusable parts, which could have an adverse effect on our cash flow, profitability and results of operations.

We have engaged selected design and manufacturing companies to assemble certain of our equipment, including our production printers and certain personal and professional printers. In carrying out these outsourcing activities, we face a number of risks, including:

•	The risk that the parties that we retain to perform assembly activities may not perform in a satisfactory manner;

•	The risk of disruption in the supply of printers to our customers if such third parties either fail to perform in a satisfactory manner or are unable to supply us with the quantity of printers that are needed to meet then current customer demand; and

•	The risk of insolvency of these suppliers, as well as the risk that we face, as discussed above, in dealing with a limited number of suppliers.

We face risks in connection with changes in energy-related expenses.

We and our suppliers depend on various energy products in processes used to produce our products. Generally, we acquire products at market prices and do not use financial instruments to hedge energy prices. As a result, we are exposed to market risks related to changes in energy prices. In addition, many of the customers and industries to whom we market our printers and print materials are directly or indirectly dependent upon the cost and availability of energy resources.

Our business and profitability may be materially and adversely affected to the extent that our or our customers’ energy-related expenses increase, both as a result of higher costs of producing, and potentially lower profit margins in selling, our products and print materials and because increased energy costs may cause our customers to delay or reduce purchases of our printers and print materials.

We may be subject to product liability claims, which could result in material expense, diversion of management time and attention and damage to our business reputation.

Products as complex as those we offer may contain undetected defects or errors when first introduced or as enhancements are released that, despite testing, are not discovered until after the product has been installed and used by customers. This could result in delayed marketplace acceptance of the product, claims from customers or others, damage to our reputation and business or significant costs to correct the defect or error.

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

The price of our common stock ranged from $10.50 to $34.30 per share during 2010. Factors that may have a significant impact on the market price of our common stock include:

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

The number of shares of common stock issuable in a stock offering, upon the exercise of outstanding stock options, the issuance of restricted stock awards or the issuance of shares in connection with acquisitions could dilute your ownership and negatively impact the market price for our common stock.

We have a registration statement on Form S-3 under which, among other things, we may issue up to $75 million of securities.

In addition, approximately 0.8 million shares of common stock were issuable upon the exercise of outstanding stock options at December 31, 2010, all of which were fully vested and remained exercisable at that date.

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

Our balance sheet contains several categories of intangible assets totaling $77.3 million at December 31, 2010 that we could be required to write off or write down in the event of the impairment of certain of those assets arising from any deterioration in our future performance or other circumstances. Such write-offs or write-downs could adversely impact our future earnings and stock price, our ability to obtain financing and affect our customer relationships.

At December 31, 2010, we had $59.0 million in goodwill capitalized on our balance sheet. Accounting Standards Codification (“ASC”) 350, “Intangibles — Goodwill and Other,” requires that goodwill and some long-lived intangibles be tested for impairment at least annually. In addition, goodwill and intangible assets are tested for impairment at other times as circumstances warrant, and such testing could result in write-downs of some of our goodwill and long-lived intangibles. Impairment is measured as the excess of the carrying value of the goodwill or intangible asset over the fair value of the underlying asset. A key factor in determining whether impairment has occurred is the relationship between our market capitalization and our book value. Accordingly, we may, from time to time, incur impairment charges, which are recorded as operating expenses when they are incurred and would reduce our net income and adversely affect our operating results in the period in which they are incurred.

As of December 31, 2010, we had $18.3 million of other intangible assets, net consisting of licenses, patents, and other intangibles that we amortize over time. Any material impairment to any of these items could adversely affect our results of operations and could affect the trading price of our common stock in the period in which they are incurred.

As discussed below, we completed several business acquisitions during 2009 and 2010. With one exception, the acquisitions have resulted in the recognition of goodwill. This goodwill typically arises because the purchase price for these businesses reflects a number of factors including the future earnings and cash flow potential of these businesses; the multiples to earnings, cash flow and other factors, such as prices at which similar businesses have been purchased by other acquirers; the competitive nature of the process by which we acquired the business; and the complementary strategic fit and resulting synergies these businesses bring to existing operations.

For additional information, see Notes 6 and 7 to the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Significant Estimates — Goodwill and other intangible and long-lived assets.”

Changes in, or interpretation of, tax rules and regulations may impact our effective tax rate and future profitability.

We are a U.S. based, multinational company subject to tax in multiple U.S. and foreign tax jurisdictions. Our future effective tax rates could be adversely affected by changes in statutory tax rates, or interpretation of, tax rules and regulations in jurisdictions in which we do business, changes in the amount of revenue or earnings in the countries with varying statutory tax rates, or by changes in the valuation of deferred tax assets and liabilities.

In addition, we are subject to audits and examinations of previously filed income tax returns by the Internal Revenue Service (“IRS”), and other domestic and foreign tax authorities. We regularly assess the potential impact of such examinations to determine the adequacy of our provision for income taxes and have reserved for potential adjustments that may result from the current examinations. We believe such estimates to be reasonable; however, there is no assurance that the final determination of any examination will not have an adverse effect on our operating results and financial position.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We own office and printed parts service facilities in Lawrenceburg, Tennessee and lease the remainder of our operating facilities, which are general purpose facilities.

We occupy an 80,000 square foot headquarters and research and development facility in Rock Hill, South Carolina, which we lease pursuant to a lease agreement with KDC-Carolina Investments 3, LP. After its initial term ending August 31, 2021, the lease provides us with the option to renew the lease for two additional five-year terms as well as the right to cause KDC, subject to certain terms and conditions, to expand the leased premises during the term of the lease, in which case the term of the lease would be extended. The lease is a triple net lease and provides for the payment of base rent of approximately $0.8 million in 2011 and $0.7 million annually from 2012 through 2020, including a rent escalation in 2016, and $0.5 million in 2021. Under the terms of the lease, we are obligated to pay all taxes, insurance, utilities and other operating costs with respect to the leased premises. The lease also grants us the right to purchase the leased premises and undeveloped land surrounding the leased premises on terms and conditions described more particularly in the lease.

We own 35,000 square feet of office and printed parts service facilities in Lawrenceburg, Tennessee at which we perform a broad range of printed parts services.

We lease 30,000 square feet of office and printed parts service facilities in Seattle, Washington, which we utilize in our 3Dpropartstm business. We lease approximately 22,000 square feet of office and printed parts service facilities in Pinerolo, Italy, which is used in our 3Dpropartstm business. We lease an 11,000 square foot advanced research and development facility in Valencia, California. We also lease a 9,000 square foot general-purpose facility in Marly, Switzerland at which we blend print materials and composites. We also lease various sales and service offices in France, Germany, the United Kingdom, Italy and Japan as well as various other facilities used in our 3Dpropartstm business in the U.S. and France.

We believe that the facilities described above are adequate to meet our needs for the foreseeable future.

Item 3.	Legal Proceedings.

On March 14, 2008, DSM Desotech Inc. filed a complaint, as amended, in an action titled DSM Desotech Inc. v. 3D Systems Corporation and 3D Systems, Inc. in the United States District Court for the Northern District of Illinois (Eastern Division) asserting that we engaged in anticompetitive behavior with respect to resins used in large-frame stereolithography machines. The complaint further asserted that we are infringing upon two of DSM Desotech’s patents relating to stereolithography machines.

Following a decision of the Court on our motion to dismiss the non-patent causes of the action, DSM Desotech filed a second amended complaint on March 2, 2009 in which it reasserted causes of action previously dismissed by the Court. We filed an answer to the second amended complaint on March 19, 2009 in which, among other things, we denied the material allegations of the second amended complaint. On July 20, 2010, the Court issued a decision relating to the construction of the claims of the patents-in-suit following the Markman hearing held on September 16, 2009. In that decision, the Court generally adopted the claim constructions that we proposed.

DSM Desotech filed a third amended complaint on November 30, 2010 in which it asserted additional causes of action, and we filed an answer in which, among other things, we denied the material allegations of the third amended complaint. Fact discovery regarding the claims pending in this case concluded January 31, 2011.

We understand that DSM Desotech estimates the damages associated with its claims to be in excess of $40 million. We intend to continue to vigorously contest all the claims asserted by DSM Desotech.

We have been pursuing patent infringement litigation against EnvisionTEC, Inc. and certain of its related companies since 2005. In this litigation, we asserted that EnvisionTEC infringed our patents covering various three-dimensional solid imaging products and methods for creating physical three-dimensional models of an object and have sought injunctive relief and damages. EnvisionTEC’s Perfactory machine and Vanquish machine (the Vanquish is now marketed as the PerfactoryXede and PerfactoryXtreme) are the two products accused of patent infringement. On February 6, 2008 the Court issued Markman claim constructions that generally adopted the claim constructions we proposed.

A jury trial was held in September 2010. Following that trial, the jury issued a verdict to the effect that EnvisionTEC’s Vanquish machine infringes one of our patents, and the Court entered judgment on that verdict on October 7, 2010. The parties have filed respective motions for judgment as a matter of law seeking modifications of portions of the judgment. The Court has not yet ruled on the motions.

We have not yet sought to enforce this judgment, but believe we are entitled to an injunction as a result of the judgment entered by the Court. We also intend to pursue claims for damages against EnvisionTEC.

On July 14, 2010, MSK K.K., a Japanese company, filed a complaint against our Japanese subsidiary in the Tokyo District Court asserting, among other things, that our subsidiary failed to satisfy certain alleged performance guarantees associated with the use of certain materials in two printers purchased from us in 2007

The plaintiff is seeking damages in excess of $1.6 million. We intend to vigorously contest all the claims asserted by MSK K.K.

We are also involved in various other legal matters incidental to our business. We believe, after consulting with counsel, that the disposition of these other legal matters will not have a material effect on our consolidated results of operations or consolidated financial position.

Item 4.	Removed and Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, Issuance of Unregistered Securities and Issuer Purchases of Equity Securities.

The following table sets forth, for the periods indicated, the range of high and low prices of our common stock, $0.001 par value, as quoted on The NASDAQ Global Market. Our common stock trades under the symbol “TDSC.”

Year	Period	High	Low

2009
First Quarter		$8.27	$3.76
Second Quarter		$8.00	$5.92
Third Quarter		$10.71	$6.40
Fourth Quarter		$11.92	$8.14
2010
First Quarter		$15.56	$10.50
Second Quarter		$16.70	$11.61
Third Quarter		$16.35	$11.10
Fourth Quarter		$34.30	$14.98

As of February 9, 2011, our outstanding common stock was held by approximately 461 stockholders.

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

Issuance of Unregistered Securities and Issuer Purchases of Equity Securities

During the fourth quarter of 2010, we issued 123,770 shares of our common stock in connection with the acquisitions of Bits From Bytes, Limited and Provel, S.r.l. These shares were issued in transactions intended to be exempt under the provisions and Regulation S and Section 4(2) of the Securities Act of 1933, as amended. See Note 3 to the Consolidated Financial Statements.

We did not repurchase any of our equity securities during the fourth quarter of 2010, except for unvested restricted stock awards repurchased pursuant to our 2004 Incentive Stock Plan. See Note 14 to the Consolidated Financial Statements.

Stock Performance Graph

The graph below shows, for the five years ended December 31, 2010, the cumulative total return on an investment of $100 assumed to have been made on December 31, 2005 in our common stock. For purposes of the graph, cumulative total return assumes the reinvestment of all dividends. The graph compares such return with those of comparable investments assumed to have been made on the same date in (a) the NASDAQ Composite — Total Returns Index and (b) the S&P 500 Information Technology Index, which are published market indices with which we are sometimes compared.

Although total return for the assumed investment assumes the reinvestment of all dividends on December 31 of the year in which such dividends were paid, we paid no cash dividends on our common stock during the periods presented.

Our common stock is quoted on The NASDAQ Global Market (trading symbol: TDSC).

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN*
Assumes Initial Investment of $100
December 2010

*	$100 invested on 12/31/05 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

	12/05	12/06	12/07	12/08	12/09	12/10
3D Systems Corporation	100.00	88.65	85.77	44.11	62.77	174.92
NASDAQ Composite — Total Returns Index	100.00	110.39	122.15	73.32	106.58	125.93
S&P 500 Information Technology Index	100.00	108.41	126.09	71.69	115.94	121.46

Item 6.	Selected Financial Data

The selected consolidated financial data set forth below for the five years ended December 31, 2010 has been derived from our historical consolidated financial statements. You should read this information together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, the notes to the selected consolidated financial data, and our consolidated financial statements and the notes thereto for December 31, 2010 and prior years included in this Form 10-K.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except per share amounts)

Consolidated Statement of Operations and Comprehensive Income (Loss) Data:
Consolidated Revenue:
Printers and other products	$54,686	$30,501	$41,323	$58,178	$46,463
Materials	58,431	50,297	62,290	61,969	52,062
Services	46,751	32,037	35,327	36,369	36,295

Total	159,868	112,835	138,940	156,516	134,820

Gross profit(1)	73,976	49,730	55,568	63,412	46,315
Income (loss) from operations(1)	20,920	3,073	(5,490)	(5,117)	(25,633)
Net income (loss)(2)(3)	19,566	1,139	(6,154)	(6,740)	(29,280)
Series B convertible preferred stock dividends(4)	—	—	—	—	1,414
Net income (loss) available to common stockholders	19,566	1,066	(6,154)	(6,740)	(30,694)
Net income (loss) available to common stockholders per share:
Basic	$0.85	$0.05	$(0.28)	$(0.33)	$(1.77)
Diluted	$0.83	$0.05	$(0.28)	$(0.33)	$(1.77)
Consolidated Balance Sheet Data:
Working capital	$42,475	$36,718	$35,279	$40,906	$17,335
Total assets	208,800	150,403	153,002	167,385	166,194
Current portion of long-term debt and capitalized lease obligations	224	213	3,280	3,506	11,913
Long-term debt and capitalized lease obligations, less current portion	8,055	8,254	8,467	8,663	24,198
Total stockholders’ equity	133,119	104,697	102,234	104,769	69,669
Other Data:
Depreciation and amortization	$7,520	$5,886	$6,676	$6,970	$6,529
Interest expense	587	618	918	1,830	1,645
Capital expenditures(5)	1,283	974	5,811	946	10,100

(1)	To conform to 2010 and 2009 presentation, foreign exchange gain (loss) was reclassified for 2008 and prior years from product cost of sales to interest and other expenses, net. The amount of foreign exchange gain (loss) that was reclassified for each year is as follows: $401 in 2008, $48 in 2007 and $(58) in 2006. This had the effect of decreasing gross profit and increasing the loss from operations in 2008 and 2007 and increasing gross profit and decreasing the loss from operations in 2006 by the respective amounts.

(2)	In 2010, based upon our recent results of operations and expectation of continued profitability in future years, we concluded that it is more likely than not that a portion of our net U.S. deferred tax assets will be realized. In accordance with ASC 740, we reversed $3,000 of the valuation allowance applied to such deferred tax assets, resulting in a non-cash income tax benefit of $1,162.

(3)	Our net loss for 2008 included a $1,185 tax benefit arising from the settlement of a tax audit for the years 2000 through 2005 with a foreign tax authority. This tax settlement reduced 2008 income tax expense by $1,185 as amounts owing under the settlement were less than amounts previously estimated. The settlement enabled us to recognize foreign tax loss carryforwards, resulting in a $911 increase in our foreign deferred tax asset. In 2006, we recorded a $2,500 valuation allowance against deferred income tax assets (before giving effect to the benefit of $748 of foreign net deferred income tax assets that we recognized in 2006) that had the effect of reversing a 2005 reduction of our valuation allowance as a result of our determination that it was more likely than not that we would not be able to utilize this deferred income tax asset to offset anticipated U.S. income.

(4)	On June 8, 2006, all our then outstanding Series B Convertible Preferred Stock was converted by its holders into 2,639,772 shares of common stock, including 23,256 shares of common stock covering accrued and unpaid dividends to June 8, 2006. As a consequence of this conversion of the Series B Convertible Preferred Stock, commencing with the third quarter of 2006, we ceased recording dividends with respect to the outstanding Series B Convertible Preferred Stock that we paid from its original issuance in May 2003 until its full conversion in June 2006. This excludes capital lease additions.

(5)	Excludes capital lease additions.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read together with the selected consolidated financial data and our consolidated financial statements and notes therefore set forth in this Form 10-K. Certain statements contained in this discussion may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially from those reflected in any forward-looking statements, as discussed more fully in this Form 10-K. See “Forward-Looking Statements” and “Cautionary Statements and Risk Factors” in Item 1A.

The forward-looking information set forth in this Form 10-K is provided as of the date of this filing, and, except as required by law, we undertake no duty to update that information.

Overview

We are a leading global provider of 3D content-to-print solutions including 3D personal, professional and production 3D printers, print materials and parts services. Our solutions enable complex three-dimensional plastic or metal parts to be produced directly from 3D digital data without tooling. Our products and print materials help to greatly reduce the time and cost required to produce prototypes or customized production parts. With our 3Dpropartstm service, we supply finished printed part services to our customers through a network of parts printing service locations. Our consolidated revenue is derived primarily from the sale of our printers, the sale of the related print materials and the sale of services, including revenue from our 3Dpropartstm parts service.

Growth strategy

We are continuing to pursue a growth strategy that focuses on four strategic initiatives:

•	Build 3Dpropartstm global services;

•	Accelerate personal and professional 3D printer penetration;

•	Grow healthcare solutions revenue; and

•	Build 3D content products and services.

Build 3Dpropartstm global services.  We believe that our ability to grow and expand 3Dpropartstm services through organic growth and acquisitions will enable us to impart the latest technology to customers months or years in advance of customers’ abilities to invest in new printers. We view this as an opportunity to condition customers to the newest technologies and to build a brand experience and customer loyalty.

Accelerate 3D printer penetration.  We believe that accelerating personal and professional 3D printer penetration through channel expansion and new products will provide a growing installed base to enable higher revenues from recurring sales of print materials and services.

Grow healthcare solutions revenues.  We believe that by leveraging our core competencies in healthcare solutions applications and printing capabilities that we can grow revenue within this marketplace.

Build 3D content products and services.  We believe that by providing the content products and services to enable consumers to select, design, customize and share digital 3D data we can introduce 3D printing capabilities and technologies to an expanded audience of new users and marketplaces.

We intend to accomplish this growth organically and, as opportunities present themselves, through selective acquisitions. As with any growth strategy, there can be no assurance that we will succeed in accomplishing our strategic initiatives.

Summary of 2010 Financial Results

As discussed in greater detail below, revenue for 2010 increased primarily due to higher sales across all revenue categories. Our revenue increased by 41.7% to $159.9 million in 2010 from $112.8 million in 2009, after having decreased from $138.9 million in 2008. These results reflected growth in demand for 3D printers, from a continued global economic recovery and increased demand in several key industries we serve, increased print material sales from a growing installed base, and higher service revenue from 3Dpropartstm and growth from acquisitions.

For 2010, healthcare solutions revenue accounted for 13.5%, or $21.6 million, of our total revenue and includes sales of printers, print materials and services for hearing aid, dental, medical device and other health-related applications.

Our gross profit for 2010 increased by 48.8% to $74.0 million from $49.7 million in 2009. Our higher gross profit for 2010 arose primarily from an increase in sales. Our gross profit margin percentage improved to 46.3% in 2010 from 44.1% in 2009. Gross profit margin benefited from higher overhead absorption and decreased drag from the initial commercialization of our V-Flash® printer, partially offset by increased sales of lower margin 3Dpropartstm and personal and professional 3D printer sales as a higher percentage of total sales.

Our total operating expenses increased by $6.4 million in 2010 from 2009, reflecting higher SG&A expense, primarily due to higher commissions, staffing from our acquisitions and increased legal expenses associated with ongoing litigation. We expect to continue to manage expenses and drive down our costs where possible without impairing our ability to operate and service our customers. We expect our SG&A expenses for 2011 to be in the range of $47.0 million to $50.0 million and our 2011 R&D expenses to be in the range of $11.5 million to $13.5 million.

For 2010, our operating income improved by $17.8 million to $20.9 million compared to operating income of $3.1 million in 2009. This was primarily due to higher revenue and the increase in our gross profit noted above, partially offset by higher operating expenses.

Our operating income for 2010 included $7.9 million of non-cash expenses, which primarily consisted of depreciation and amortization and stock-based compensation; compared to $8.5 million of non-cash expenses in 2009.

A number of actions or events occurred in 2010 that affected our liquidity and our balance sheet including the following:

•	Our unrestricted cash and cash equivalents increased by $12.4 million to $37.3 million at December 31, 2010 from $24.9 million at December 31, 2009.

•	During 2010, we used $17.9 million of cash to acquire seven businesses to augment our 3D printing and 3Dpropartstm services. See “Liquidity and Capital Resources — Cash Flow-Cash flow from investing activities.”

•	Our working capital increased by $5.8 million from December 31, 2009 to December 31, 2010. See “Liquidity and Capital Resources — Working capital” below.

•	Among major components of working capital, accounts receivable, net of allowances, increased by $12.0 million from December 31, 2009 to December 31, 2010 primarily reflecting increased revenue from all revenue categories sold on credit terms. Inventory at December 31, 2010 was $5.4 million higher than its December 31, 2009 level, primarily reflecting timing of orders and delivery of finished goods print materials and raw materials, which are ordered in large quantities. Accounts payable increased $13.6 million primarily from increases in vendor payables associated with inventory and printer assembly.

Although global economic conditions are improving, the pace of economic recovery is uncertain and economic conditions could deteriorate in 2011 and lead to softness in demand. As previously disclosed, we expect the commercialization of our V-Flash® printer to negatively impact earnings per share for the first quarter of 2011 and for that negative impact to disappear during the second quarter of 2011.

Results of Operations for 2010, 2009 and 2008

Table 1 below sets forth revenue and percentage of revenue by class of product and service.

Table 1

	2010		2009		2008
	(Dollars in thousands)

Printers and other products	$54,686	34.2%	$30,501	27.0%	$41,323	29.8%
Materials	58,431	36.6	50,297	44.6	62,290	44.8
Services	46,751	29.2	32,037	28.4	35,327	25.4

Totals	$159,868	100.0%	$112,835	100.0%	$138,940	100.0%

Consolidated revenue

Consolidated revenue increased in 2010 due primarily to increased sales volume from printers and from 3Dpropartstm service revenue related to acquisitions. Revenue decreased in 2009 due to decreased volume across all sales categories as a result of the global economic recession. These changes are explained in greater detail in the Revenue by class of product and service and Revenue by geographic region sections below.

Due to the relatively high list price of certain production and professional printers, our customers’ purchasing decisions may have long lead times; combined with the overall low unit volume of production printers sales in any particular period, the acceleration or delay of orders and shipments of a small number of printers from one period to another can significantly affect revenue reported for our production printers for the period involved. Revenue reported for printer sales in any particular period is also affected by revenue recognition rules prescribed by generally accepted accounting principles.

At December 31, 2010 our backlog was approximately $7.6 million, compared to $1.4 million at December 31, 2009 and at December 31, 2008. Although production and delivery of our printers is generally not characterized by long lead times, the higher backlog at December 31, 2010 includes an order received in the third quarter of 2010 for multiple production printers, which have been partially delivered and includes additional production printers for future delivery. The December 2010 backlog also includes two large print materials orders placed at the end of 2010 for delivery in 2011 that amount to $0.8 million. Additionally, 3Dpropartstm lead time and backlog depends on whether 3Dpropartstm orders are for rapid prototyping or longer-range production runs. The backlog at December 31, 2010 includes $1.9 million of 3Dpropartstm orders.

Revenue by class of product and service

2010 compared to 2009

Sales volumes of new products and services increased by $20.2 million in 2010, while the volume of core products sold increased by $30.8 million compared to 2009. Table 2 sets forth the change in revenue by class of product and service for 2010 compared to 2009.

Table 2

	Printers and Other Products		Materials		Services		Totals
	(Dollars in thousands)

2009 Revenue	$30,501	27.0%	$50,297	44.6%	$32,037	28.4%	$112,835	100%

Change in revenue:
Volume:
Core products and services	6,192	20.3	10,890	21.7	13,749	42.9	30,831	27.3
New products and services	19,926	65.3	(1,476)	(2.9)	1,790	5.6	20,240	17.9
Price/Mix	(680)	(2.2)	(495)	(1.0)	—	—	(1,175)	(1.0)
Foreign currency translation	(1,253)	(4.1)	(785)	(1.6)	(825)	(2.6)	(2,863)	(2.5)

Net change	24,185	79.3	8,134	16.2	14,714	45.9	47,033	41.7

2010 Revenue	$54,686	34.2%	$58,431	36.6%	$46,751	29.2%	$159,868	100%

We earn revenue from the sales of printers and other products, print materials and services. On a consolidated basis, revenue for 2010 increased by 41.7% to $159.9 million from $112.8 million for 2009 as a result of higher volume with a shift in the mix of printers and other products toward lower priced personal and professional printers.

The increase in revenue from printers and other products for 2010 compared to 2009 was primarily the result of higher sales of professional printers as well as increased sales of production printers. Sales of printers consisted of:

•	Production printers, which represented $32.4 million, or 59%, of total printers revenue for 2010, compared to $18.7 million, or 61%, in 2009; and

•	Personal and professional printers, which made up the remaining $22.3 million, or 41%, increasing from $11.8 million, or 39%, in 2009.

Revenue from print materials was aided by the improvement in production printer sales, which are typically accompanied by significant initial materials purchases to charge up new printers and commence production, and the continued expansion of printers installed over the past periods. Sales of integrated materials represented 34% of total materials revenue in 2010, compared to 31% in 2009. Materials revenue increased compared to 2009 notwithstanding the fact that materials consumed by 3Dpropartstm were no longer included in our materials revenue line.

The increase in services revenue primarily reflects revenue from 3Dpropartstm, which was introduced in the fourth quarter of 2009 to expand our paid parts services, partially offset by a decrease in sales of printer upgrades. Service revenue from 3Dpropartstm was $18.3 million, or 39.2% of service revenue for 2010. Of the $18.3 million of 3Dpropartstm revenue, $10.3 million was from businesses acquired in 2010. For the fourth quarter of 2010, revenue from 3Dpropartstm was $6.8 million, or 13.3% of total fourth quarter revenue.

In addition to changes in sales volumes, there are two other primary drivers of changes in revenue from one period to another: the combined effect of changes in product mix and average selling prices, sometimes referred to as price and mix effects, and the impact of fluctuations in foreign currencies.

As used in this Management’s Discussion and Analysis, the price and mix effects relate to changes in revenue that are not able to be specifically related to changes in unit volume. Among these changes are changes in the product mix of our materials and our printers as the trend toward smaller, lower-priced printers has continued and the influence of new printers and materials on our operating results has grown.

2009 compared to 2008

As shown in Table 3, the $26.1 million decrease in consolidated revenue in 2009 compared to 2008 reflects the effect of a $10.8 million decrease in printer revenue, a $12.0 million decrease in materials and a $3.3 million decrease in services revenue in 2009. Sales of new products and services introduced within the last three years decreased by $11.8 million in 2009 and unit sales volume of legacy products declined by $2.5 million in 2009. Unfavorable price/mix effects decreased revenue by $7.9 million and unfavorable foreign currency translation effects decreased revenue by $3.9 million.

Table 3

	Printers and
	Other Products		Materials		Services		Totals
	(Dollars in thousands)

2008 Revenue	$41,323	29.8%	$62,290	44.8%	$35,327	25.4%	$138,940	100%

Change in revenue:
Volume:
Core products and services	164	0.4	(2,499)	(4.0)	(159)	(0.4)	(2,494)	(1.8)
New products and services	(1,821)	(4.4)	(7,770)	(12.5)	(2,174)	(6.2)	(11,765)	(8.5)
Price/Mix	(7,308)	(17.7)	(592)	(1.0)	—	—	(7,900)	(5.7)
Foreign currency translation	(1,857)	(4.5)	(1,132)	(1.8)	(957)	(2.7)	(3,946)	(2.8)

Net change	(10,822)	(26.2)	(11,993)	(19.3)	(3,290)	(9.3)	(26,105)	(18.8)

2009 Revenue	$30,501	27.0%	$50,297	44.6%	$32,037	28.4%	$112,835	100%

As set forth in Table 1 and Table 3:

•	Revenue from systems and other products decreased by $10.8 million, or 26.2%, to $30.5 million for 2009 from $41.3 million for 2008 and decreased to 27.0% of consolidated revenue in 2009 from 29.8% in 2008. The decline in revenue from printers and other products that is due to volume for 2009 compared to 2008 was primarily the result of lower sales of production printers that were only partially offset by an increase in unit volume of personal and professional printers.

•	Revenue from materials decreased by $12.0 million, or 19.3%, to $50.3 million for 2009 from $62.3 million for 2008. Revenue from materials was also adversely impacted by lower production printer sales, which are typically accompanied by significant initial materials purchases to charge up new printers and commence production, and decreased demand in the global marketplace due to the continued overall economic downturn. In 2009, our integrated systems accounted for 31% of all materials revenue compared to 26% in 2008.

•	Materials revenue volume from our core products and new products decreased $2.5 million and $7.8 million in 2009, respectively. The combined effect of product mix and average selling prices decreased by $0.6 million. Foreign currency translation had a $1.1 million negative impact on materials revenue.

•	Revenue from services declined by $3.3 million for 2009 compared to 2008 and increased to 28.4% of consolidated revenue in 2009 from 25.4% in 2008 reflecting the effect of the decline in revenue from systems in 2009. The decrease in services revenue reflects a reduction in maintenance revenue and the trailing 12-month cumulative impact of the decline in production printer sales on warranty revenue. The decrease was partially offset by an increase in sales of printer upgrades and sales from our 3Dpropartstm service, which were introduced in October 2009.

Revenue by geographic region

2010 compared to 2009

All geographic regions experienced higher levels of revenue in 2010 compared to 2009. This was principally caused by continued economic recovery in 2010, which we believe led to higher levels of production printer sales. The continued volatility in foreign currencies led to increased negative impact of foreign currency translation for the European region, while a strengthening Japanese Yen resulted in a favorable foreign currency translation for the Asia-Pacific region. Table 4 sets forth the change in revenue by geographic area for 2010 compared to 2009:

Table 4

	U.S.		Europe		Asia-Pacific		Total
	(Dollars in thousands)

2009 Revenue	$48,917	43.4%	$48,740	43.2%	$15,178	13.4%	$112,835	100.0%

Change in revenue:
Volume	23,006	47.0	22,020	45.2	6,045	39.8	51,071	45.2
Price/Mix	529	1.1	(1,759)	(3.6)	55	0.4	(1,175)	(1.0)
Foreign currency translation	—	—	(3,462)	(7.1)	599	3.9	(2,863)	(2.5)

Net change	23,535	48.1	16,799	34.5	6,699	44.1	47,033	41.7

2010 Revenue	$72,452	45.3%	$65,539	41.0%	$21,877	13.7%	$159,868	100.0%

As shown in Table 4:

•	Revenue from U.S. operations increased by $23.5 million, or 48.1%, in 2010 to $72.5 million from $48.9 million in 2009. This increase was due primarily to higher volume coupled with the favorable combined effect of price and mix.

•	Revenue from non-U.S. operations increased by $23.5 million, or 36.8%, to $87.4 million in 2010 from $63.9 million in 2009 and comprised 54.7% of consolidated revenue in 2010 compared to 56.6% in 2009. The increase in non-U.S. revenue, excluding the impact of foreign currency translation, was 41.2% in 2010.

•	Revenue from European operations increased by $16.8 million, or 34.5%, to $65.5 million in 2010 from $48.7 million in 2009. This increase was due to a $22.0 million increase in volume, partially offset by a $3.5 million unfavorable effect of foreign currency translation as the U.S. dollar weakened against the Euro and British Pound and a $1.8 million combined unfavorable impact of price and mix.

•	Revenue from Asia-Pacific operations increased by $6.7 million, or 44.1%, to $21.9 million in 2010 from $15.2 million in 2009. This increase was caused primarily by a $6.0 million increase in volume and $0.6 million favorable foreign currency translation.

2009 compared to 2008

Each geographic region experienced lower levels of revenue in 2009 compared to 2008. This was principally caused by continued weak economic conditions in 2009 which we believe led to lower levels of production printer sales, and in the case of Europe, the impact of volatility in currencies on foreign currency translation. Table 5 sets forth the change in revenue by geographic area for 2009 compared to 2008.

Table 5

	U.S.		Europe		Asia-Pacific		Total
	(Dollars in thousands)

2008 Revenue	$54,766	39.4%	$62,114	44.7%	$22,060	15.9%	$138,940	100.0%

Change in revenue:
Volume	(2,433)	(4.4)	(4,592)	(7.4)	(7,234)	(32.8)	(14,259)	(10.3)
Price/Mix	(3,416)	(6.2)	(4,039)	(6.5)	(445)	(2.0)	(7,900)	(5.7)
Foreign currency translation	—	—	(4,743)	(7.6)	797	3.6	(3,946)	(2.8)

Net change	(5,849)	(10.6)	(13,374)	(21.5)	(6,882)	(31.2)	(26,105)	(18.8)

2009 Revenue	$48,917	43.4%	$48,740	43.2%	$15,178	13.4%	$112,835	100.0%

As shown in Table 5:

•	Revenue from U.S. operations decreased by $5.8 million or 10.6% in 2009 to $48.9 million from $54.8 million in 2008. This decrease was due primarily to lower volume and the unfavorable combined effect of price and mix.

•	Revenue from non-U.S. decreased by $20.3 million or 24.1% to $63.9 million in 2009 from $84.2 million in 2008 and comprised 56.6% of consolidated revenue in 2009 compared to 60.6% in 2008. The decline in non-U.S. revenue was 19.4% primarily due to a decrease in volume of $11.8 million combined with an unfavorable combined effect of price and mix of $4.5 million and unfavorable foreign currency impact of $3.9 million.

•	Revenue from European operations decreased by $13.4 million or 21.5% to $48.7 million in 2009 from $62.1 million in 2008. This decrease was due to $4.6 million of lower volume, $4.0 million of unfavorable combined effects of price and mix, and the $4.7 million unfavorable effect of foreign currency translation as the U.S. dollar strengthened against the Euro and British Pound.

•	Revenue from Asia-Pacific operations decreased by $6.9 million or 31.2% to $15.2 million in 2009 from $22.1 million in 2008. This decrease was caused primarily by a $7.2 million decline in volume and a $0.5 million unfavorable effect of price and mix, partially offset by $0.8 million of favorable foreign currency translation in the Asia-Pacific region.

Gross profit and gross profit margins

Gross profit margin improved in both 2010 and 2009. Table 6 sets forth gross profit and gross profit margin for our products and services.

Table 6

	Year Ended December 31,
	2010		2009		2008
		Gross		Gross		Gross
	Gross	Profit	Gross	Profit	Gross	Profit
	Profit	Margin	Profit	Margin	Profit	Margin
	(Dollars in thousands)

Printers and other products	$21,352	39.0%	$7,824	25.7%	$7,971	19.3%
Materials	35,724	61.1	29,673	59.0	39,267	63.0
Services	16,900	36.1	12,233	38.2	8,330	23.6

Total	$73,976	46.3%	$49,730	44.1%	$55,568	40.0%

To conform to our 2009 and 2010 presentation, we reclassified $0.4 million of foreign exchange gain in 2008, which had previously been included in product cost of sales, to interest and other expense, net in our consolidated statements of operations. This had the effect of decreasing our previously reported gross profit and interest and other expense, net by $0.4 million for 2008. This also increased the operating loss for those years by the same amount.

On a consolidated basis, gross profit for 2010 increased by $24.2 million to $74.0 million compared to $49.7 million and $55.6 million for 2009 and 2008, respectively. The higher gross profit margin reflects improved overhead absorption due to higher sales from all revenue categories coupled with continued operational efficiencies. The 2010 gross profit margin was adversely affected by approximately 1.2 percentage points due to the previously disclosed negative impact on gross profit margin of sales of our V-Flash® printer.

Printers and other products gross profit increased by 172.9% to $21.4 million in 2010 from $7.8 million in 2009, while the gross profit margin improved by 13.3 percentage points in 2010 to 39.0%. This improvement in gross profit margin resulted from higher revenue and improved overhead absorption, partially offset by the negative impact of foreign currency exchange rates and the previously disclosed negative impact on margin of V-Flash® printer sales.

Gross profit for materials improved by 20.4% to $35.7 million, with the gross profit margin increasing 2.1 percentage points to 61.1% from 59.0% in 2009. This is primarily due to the increase in sales volume of materials, which was positively affected by the cumulative effect of higher levels of production system sales, resulting in improved overhead absorption over higher revenue.

Gross profit for services increased by 38.2% to $16.9 million compared to $12.2 million in 2009, while the gross profit margin declined by 2.1 percentage points to 36.1%. The improved gross profit is due to the increased revenue from acquired 3Dpropartstm services. The decline in gross profit margin for services is primarily due to lower levels of printer upgrades as well as higher 3Dpropartstm revenues in 2010, which had a lower gross profit margin of 21.1% during the initial quarters following acquisition, compared to 45.8% for the other components of service revenue.

Operating expenses

As shown in Table 7, total operating expenses increased by $6.4 million, or 13.7%, to $53.1 million for 2010 after decreasing to $46.7 million for 2009 from $61.1 million for 2008, but decreased to 33.2% of revenue compared to 41.4% and 43.9% in 2009 and 2008, respectively. This increase consists of $6.8 million of higher selling, general and administrative expenses, partially offset by $0.4 million in lower research and development expenses, both of which are discussed below.

We expect our SG&A expenses in 2011 to be in the range of $47.0 million to $50.0 million and our 2011 R&D expenses to be in the range of $11.5 million to $13.5 million, without slowing down the rate of planned new product introductions.

Table 7

	Year Ended December 31,
	2010		2009		2008
		%		%		%
	Amount	Revenue	Amount	Revenue	Amount	Revenue
	(Dollars in thousands)

SG&A	$42,331	26.5%	$35,528	31.5%	$45,859	33.0%
R&D	10,725	6.7	11,129	9.9	15,199	10.9

Total	$53,056	33.2%	$46,657	41.4%	$61,058	43.9%

Selling, general, and administrative costs

2010 compared to 2009

Selling, general and administrative expenses increased by $6.8 million or 19.1%, to $42.3 million in 2010 from $35.5 million in 2009 after decreasing by $10.4 million in 2009 from $45.9 million in 2008. As a percentage of revenue, selling, general and administrative expenses were 26.5%, 31.5% and 33.0% in 2010, 2009 and 2008, respectively.

The $6.8 million increase in selling, general and administrative expenses in 2010 was primarily due to a $4.7 million increase in salary, benefits and contract labor costs. The majority of that was related to increased commissions on higher revenues and operating costs for newly acquired businesses. Additionally, SG&A expenses were impacted by a $2.2 million increase in litigation costs and a $0.5 million increase in marketing costs, partially offset by a $0.5 million lower franchise tax expense due to recognizing franchise tax credits.

Depreciation and amortization increased to $7.5 million in 2010 from $5.9 million in 2009, which decreased from $6.7 million in 2008. The increase in depreciation and amortization in 2010 was primarily due to additional capital equipment placed in service and intangibles acquired from 3Dpropartstm acquisitions, while the decrease in depreciation and amortization in 2009 was primarily due to lower levels of capital expenditures.

2009 compared to 2008

Selling, general and administrative expenses declined by $10.4 million, or 22.5%, to $35.5 million in 2009 from $45.9 million in 2008 after decreasing by $8.3 million in 2008 compared to $54.2 million in 2007. Selling, general and administrative expenses, as a percentage of revenue, were 31.5% and 33.0% in 2009 and 2008, respectively.

The $10.4 million decrease in selling, general and administrative expenses in 2009 was primarily due to a $4.8 million reduction in salary, benefits and contract labor costs; a $2.2 million decline in audit, tax and other accounting fees; a $0.9 million in reduced occupancy costs; and a $0.6 million of lower travel-related expenses; partially offset by $1.3 million of increased litigation costs.

Research and development expenses

Research and development expenses decreased by 3.6% to $10.7 million in 2010 and decreased 26.8% to $11.1 million in 2009 after an increase of 5.3% to $15.2 million in 2008. The decrease in 2010 was primarily due to a $0.3 million decrease in outside consulting services and a $0.1 million decrease in vendor and outside processing. The decrease in 2009 was principally due to a $2.4 million decrease in outside consulting services in 2009 and the reduction in costs for 2009 following commercialization of certain new products in 2008 and 2009.

Income (loss) from operations

Operating income increased $17.8 million to $20.9 in 2010 compared to $3.1 million in 2009 and an operating loss of $5.5 million in 2008. The increase in operating income was primarily due to increased revenue in all categories, which led to improved overhead absorption. In 2010 and 2009, operating income included the effect of the reclassification of foreign exchange gain (loss) discussed above and our lower revenue and gross profit were more than offset by our lower level of total operating expenses in 2009. See “Gross profit and gross profit margins” above.

The following table sets forth operating income (loss) from operations by geographic area for 2010, 2009 and 2008.

Table 8

	2010	2009	2008
	(Dollars in thousands)

Income (loss) from operations:
United States	$10,946	$(2,635)	$(11,317)
Germany	935	278	1,080
Other Europe	1,935	1,279	2,334
Asia-Pacific	6,356	3,636	2,064

Subtotal	20,172	2,558	(5,839)
Inter-segment elimination	748	515	349

Total	$20,920	$3,073	$(5,490)

With respect to the U.S., in 2010, 2009 and 2008, the changes in operating income (loss) by geographic area reflected the same factors relating to our consolidated operating income (loss) that are discussed above.

As most of our operations outside the U.S. are conducted through sales and marketing subsidiaries, the changes in operating income in our operations outside the U.S. in each of 2010, 2009 and 2008 resulted primarily from changes in sales volume, transfer pricing and foreign currency translation. Operating income from our Asia-Pacific operations for 2009 includes a $0.5 million bad debt provision related to 2009 sales to our largest Japanese customer, which filed for court protection in February 2009. All amounts due from this customer, which emerged from reorganization in late 2009, have been fully reserved as of December 31, 2010, and all sales subsequent to the 2009 court protection filing have been on a cash basis.

Interest and other expenses, net

Interest and other expenses, net, which consists primarily of interest and other expense and foreign exchange gain or loss, amounted to $1.2 million of net expense for 2010. Interest and other expense, net amounted to $1.2 million and $0.4 million for 2009 and 2008, respectively. For 2010, interest and other expense, net included $862 of interest and other expenses and $319 foreign exchange loss compared to $1,056 interest and other expense and $104 foreign exchange loss for 2009. In 2008, interest and other expense was $771 and foreign exchange gain was $401. The 2009 increase resulted from lower interest income on investments in 2009 as we shifted our short-term investments into Treasury funds in September 2008, partially offset by reduced interest expense related to the redemption of the remaining outstanding industrial revenue bonds.

Provisions for income taxes

We recorded $0.2 million, $0.8 million and $0.3 million of provisions for income taxes in 2010, 2009 and 2008, respectively. In 2010, this provision primarily reflects $1.3 million of tax expense in foreign jurisdictions, partially offset by a $1.2 million release of valuation allowances associated with U.S. deferred tax assets.

During the fourth quarter of 2010, based upon our recent results of operations and expected profitability in the future, we concluded that it is more likely than not that a portion of our U.S. net deferred tax assets will be realized. As a result, in accordance with ASC 740, we reversed $3.0 million of the valuation allowance applied to the U.S. net deferred tax assets. The reversal of the valuation allowance resulted in a non-cash income tax benefit of $1.2 million, which resulted in a benefit of $0.05 per share.

In conjunction with our ongoing review of our actual results and anticipated future earnings, we will periodically reassess the possibility of releasing more of the valuation allowance currently in place on U.S. deferred tax assets. Based upon this assessment, a further release of the valuation allowance may occur during 2011 or in subsequent years. The required accounting for the release could involve significant tax amounts and would impact earnings in the quarter in which it was deemed appropriate to release the reserve. At December 31, 2010, the U.S. valuation allowance was approximately $34.6 million.

In 2009 and 2008, these provisions primarily reflect tax expense associated with income taxes in foreign jurisdictions.

In 2010, we utilized U.S. net operating loss carryforwards, which had had a full valuation allowance against them, to eliminate any U.S. federal taxes and to significantly reduce U.S state taxes. Absent the use of these net operating loss carryforwards, income tax expense would have been $6.7 million and the income tax rate would have been 33.9%.

Our $0.2 million provision for income taxes in 2010 decreased from 2009 principally due to the $1.2 million favorable impact from the release of valuation allowances associated with U.S. deferred tax assets. This decrease was partially offset by a $0.5 million increase in tax expense due to increased foreign income.

Our $0.8 million provision for income taxes in 2009 increased from 2008 principally due to the absence in 2009 of the $1.2 million benefit in 2008 arising from the settlement of a foreign tax audit for the years 2000 through 2005. The impact of the absence of this benefit is offset by a $0.6 million decrease in tax expense due to the reduction in foreign income.

Our $0.3 million provision for income taxes in 2008 included a $1.2 million benefit arising from the settlement of a foreign tax audit for the years 2000 through 2005, as amounts owing under the settlement were less than the amounts we previously estimated. The settlement allowed us to recognize tax loss carryforwards, resulting in a $0.9 million increase in our foreign deferred tax asset. The benefit of the favorable tax settlement amounted to $0.05 per share.

A substantial portion of our deferred income tax assets results from available net operating loss carryforwards in the jurisdictions in which we operate. Certain of these net operating loss carryforwards for U.S. state income tax purposes begin to expire in 2011, and certain of them begin to expire in later years for foreign and U.S. federal income tax purposes.

See Note 21 to the Consolidated Financial Statements.

Net income (loss); net income (loss) available to 3D Systems common stockholders

In 2010 we generated net income of $19.6 million, compared to net income of $1.1 million in 2009 and a net loss of $6.2 million in 2008. The 2010 increase is attributed to increased revenue and gross profit, partially offset by an increase in operating expenses as described above.

The principal reasons for our higher net income in 2010, which are discussed in more detail above, were a $47.0 million increase in revenue and a $24.2 million increase in gross profit, partially offset by $6.4 million higher operating expenses as a result of higher commissions and operating costs of acquired companies.

The principal reasons for our net income in 2009, which are discussed in more detail above, were a $14.4 million reduction in operating expenses; partially offset by a $5.9 million decrease in gross profit; a $0.8 million increase in interest and other expense, net; and $0.5 million increase in the provision for income taxes.

Net income (loss) available to common stockholders was $19.6 million for 2010, $1.1 million for 2009 and ($6.2) million for 2008. On a per share basis, our basic net income per share available to the common stockholders was $0.85 in 2010 and our fully diluted net income per share available to common stockholders was $0.83. This is an improvement over our net income per share available to the common stockholders, on both a basic and fully diluted basis, of $0.05 per share in 2009 and ($0.28) per share in 2008.

The calculation of diluted income per share excludes options with an exercise price that exceeds the average market price of shares during the period, since the effect of their inclusion would have been anti-dilutive resulting in a reduction to the net earnings per share. For 2008, no dilutive securities were included in the diluted weighted average shares since we reported a net loss for those periods and the effect of their inclusion would have been anti-dilutive resulting in reduction to the net loss per share. Stock options excluded from the average outstanding diluted shares calculation were 531 for 2008. See Note 18 to the Consolidated Financial Statements.

Liquidity and Capital Resources

Our ability to generate cash flow from operations has enabled us to execute our growth strategies, including our acquisitions in 2010, while maintaining a debt-free balance sheet. During 2010, we generated $31.8 million of cash from operations and utilized $19.2 million of cash to fund acquisitions.

•	Operating cash flow, a key source of our liquidity, was $31.8 million in 2010, an increase of $24.1 million, or 312% as compared to 2009. In 2008, cash used in operations was $3.5 million.

•	Unrestricted cash and cash equivalents increased by $12.4 million to $37.3 million at December 31, 2010 from $24.9 million at December 31, 2009 and $22.2 million at December 31, 2008.

•	Acquisitions constituted a $19.2 million use of cash in 2010, including the completion of seven acquisitions.

•	Our net working capital increased by $5.8 million to $42.5 million at December 31, 2010 from $36.7 million at December 31, 2009.

See Cash flow and Lease obligations below.

We filed a shelf registration statement, which became effective on April 23, 2010, under which we may issue, from time to time, up to $75.0 million of common stock, preferred stock, debt securities or warrants for debt or equity securities or units of such securities, in one or more offerings.

We have relied upon our unrestricted cash and cash flow from operations to meet our cash requirements for working capital, capital expenditures and investments. However, it is possible that we may need to raise additional funds to finance our activities beyond the next twelve months or to consummate significant acquisitions of other businesses, assets, products or technologies. If needed, we may be able to raise such funds through the sales of equity or debt securities to the public or selected investors, or by borrowing from financial institutions.

In addition, even though we may not need additional funds, we may still elect to sell additional equity or debt securities or enter into a credit facility for other reasons. However, we may not be able to obtain such funds on a timely basis or acceptable terms, if at all. If we raise additional funds by issuing equity or convertible debt securities, the ownership percentages of existing shareholders would be reduced. In addition, the equity or debt securities that we may issue may have rights, preferences or privileges senior to those of our common stock.

Cash equivalents comprise funds held in money market instruments and are reported at their current carrying value, which approximates fair value due to the short term nature of these instruments. We minimize our credit risk by investing primarily in investment grade, liquid instruments and limit exposure to any one issuer depending upon credit quality.

Table 9

	December 31,
	2010	2009
	(Dollars in thousands)

Cash and cash equivalents	$37,349	$24,913
Working capital	$42,475	$36,718
Total 3D Systems stockholders’ equity	$133,119	$104,697

Cash flow

A summary of the components of cash flows is shown below in Table 10.

Table 10

	2010	2009	2008
	(Dollars in thousands)

Net cash provided by (used in) operating activities	$31,844	$7,734	$(3,479)
Net cash used for investing activities	$(20,774)	$(5,243)	$(2,654)
Net cash provided by (used in) financing activities	$1,041	$273	$(1,434)
Effect of foreign currency exchange rates on cash	$325	$(15)	$42

Net increase (decrease) in cash and cash equivalents	$12,436	$2,749	$(7,525)

Cash flow from operations

2010 compared to 2009

For the year ended December 31, 2010, we generated $31.8 million of net cash from operating activities. This change in cash primarily consisted of our $19.6 million net income, $7.9 million of non-cash charges that were included in our net income and $4.4 million of cash provided by net changes in operating accounts.

The principal changes in non-cash items that favorably affected operating cash flow included $7.5 million of depreciation and amortization expense, $1.4 million of stock-based compensation expense, partially offset by $1.2 million deferred tax benefit.

Changes in working capital that resulted in a source of cash included the following:

•	a $10.4 million increase in accounts payable;

•	a $2.5 million increase in accrued liabilities; and

•	a $2.2 million increase in deferred revenue.

Accounts payable increased as a result of higher payables from increased purchases of machines and print materials associated with higher revenues, increased litigation costs and vendor payables associated with the acquisitions in 2010. Accrued liabilities increased primarily due to higher accrued payroll and liabilities for earnouts related to acquired companies. Deferred revenue increased as a result of warranties associated with increased sales of machines.

Changes in working capital that resulted in a use of cash included the following:

•	a $5.7 million increase in inventory; and

•	a $7.5 million increase in accounts receivable.

Inventories increased primarily due to the timing of orders and delivery of finished goods materials and raw materials, which are purchased in large quantities. Accounts receivable increased as a result of the record revenues for the fourth quarter of 2010 and an increase in days sales outstanding from 60 days in 2009 to 64 days in 2010.

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

Cash flow from investing activities

Net cash used in investing activities in 2010 increased to $20.8 million from $5.2 million in 2009. In 2010 this consisted of $19.2 million related to acquisitions and $1.6 million of net purchases of property and equipment and additions to license and patent costs. See Notes 3, 5 and 6 to the Consolidated Financial Statements.

Net cash used in investing activities in 2009 increased to $5.2 million from $2.7 million in 2008. In 2009 this consisted of $4.1 million related to acquisitions and $1.2 million related to purchases of property and equipment and additions to license and patent costs. See Notes 5 and 6 to the Consolidated Financial Statements.

Capital expenditures were $1.3 million in 2010, $1.0 million in 2009 and $5.8 million in 2008. Capital expenditures in 2010 primarily consisted of expenditures for tooling and printers associated with our new product development efforts and leasehold improvements and equipment to support our 3Dpropartstm service.

As discussed below, we completed several business acquisitions during 2009 and 2010. With one exception, the acquisitions have resulted in the recognition of goodwill. This goodwill typically arises because the purchase price for these businesses reflect a number of factors including the future earnings and cash flow potential of these businesses; the multiples to earnings, cash flow and other factors at which similar businesses have been purchased by other acquirers; the competitive nature of the process by which we acquired the business; and the complementary strategic fit and resulting synergies these businesses bring to existing operations. See Note 7 to the Consolidated Financial Statements.

2010 acquisitions

We acquired seven businesses in 2010 for consideration of $17.9 million, net of cash acquired. Six of the acquisitions were related to 3Dpropartstm print services and one acquisition was related to personal 3D printers. In addition, in 2010 we made deferred payments of $1.3 million in connection with the 2009 acquisitions. See Note 3 to the Consolidated Financial Statements.

2009 acquisitions

We acquired three businesses in 2009 for consideration of $4.1 million, net of cash acquired. Two of the acquisitions were related to 3Dpropartstm print services, and one acquisition was related to personal 3D printers.

Recent acquisition developments

Subsequent to our 2010 fiscal year-end, we utilized $5.6 million of cash in connection with the acquisition of National RP Support. See Notes 3 and 25 to the Consolidated Financial Statements.

Cash flow from financing activities

Net cash provided by financing activities improved to $1.0 million in 2010 from $0.3 million in 2009. Net cash used by financing activities in 2008 was $1.4 million. The increase in 2010 resulted primarily from higher stock option exercise activity.

The change in 2009 resulted primarily from the release of restricted cash, partially offset by debt repayments and lower stock option exercise activity.

Contractual Commitments and Off-Balance Sheet Arrangements

Our principal contractual commitments consist of the capital leases on our Rock Hill facility, operating leases, deferred purchase price and earnouts on acquisitions and purchase obligations, which are discussed in greater detail below. Tables 11 and 12 below summarize our contractual obligations as of December 31, 2010.

Future contractual payments at December 31, 2010 are set forth below.

Table 11

	Year Ending December 31,
	2011	2012-2013	2014-2015	Later Years	Total
	(Dollars in thousands)

Capitalized lease obligations	$790	$1,414	$1,409	$12,300	$15,913
Non-cancelable operating leases	1,481	1,644	632	160	3,917
Purchase obligations	9,317	—	—	—	9,317
Deferred purchase price on acquisitions	3,720	—	—	—	3,720
Earnouts on acquisitions	636	2,660	—	—	3,296

Total	$15,944	$5,718	$2,041	$12,460	$36,163

Lease obligations

On February 8, 2006, we entered into a lease agreement with KDC-Carolina Investments 3, LP pursuant to which KDC constructed and leased to us an approximately 80,000 square foot building in Rock Hill, South Carolina. Under the terms of this lease, KDC agreed to lease the building to us for an initial 15-year term following completion. See Note 12 to the Consolidated Financial Statements. We took occupancy of the building in November 2006.

After its initial term, the lease provides us with the option to renew the lease for two additional five-year terms as well as the right to cause KDC, subject to certain terms and conditions, to expand the leased premises during the term of the lease, in which case the term of the lease would be extended. The lease is a triple net lease and provides for the payment of base rent of approximately $0.7 million annually from 2011 through 2020, including a rent escalation in 2016, and $0.8 million in 2021. Under the terms of the lease, we will be obligated to pay all taxes, insurance, utilities and other operating costs with respect to the leased premises.

The lease also grants us the right to purchase the leased premises and undeveloped land surrounding the leased premises on terms and conditions described more particularly in the lease.

In accordance with ASC 840, “Leases,” we are considered an owner of the property. Therefore, we have recorded $8.3 million and $8.5 million at December 31, 2010 and 2009, respectively, as building in our consolidated balance sheet with a corresponding capitalized lease obligation in the liabilities section of the consolidated balance sheet. See Note 12 to the consolidated financial statements.

Our outstanding capitalized lease obligations at December 31, 2010 and December 31, 2009 were as follows:

Table 12

	2010	2009
	(Dollars in thousands)

Capitalized lease obligations:
Current portion of capitalized lease obligation	$224	$213
Capitalized lease obligation, less current portion	8,055	8,254

Total	$8,279	$8,467

Capitalized lease obligations of $8.3 million at December 31, 2010 decreased from $8.5 million at December 31, 2009 primarily due to scheduled payments of principal on capital lease installments.

We lease certain other facilities under non-cancelable operating leases expiring through 2013. The leases are generally on a net-rent basis, under which we pay taxes, maintenance and insurance. We expect leases that expire to be renewed or replaced by leases on other properties. Rental expense for the years ended December 31, 2010, 2009 and 2008 was $2.0 million, $1.7 million and $1.9 million, respectively.

Other contractual commitments

As of December 31, 2010, we have supply commitments for first quarter of 2011 printer assembly that total $9.3 million.

For certain of our recent acquisitions, we are obligated for the payment of deferred purchase price totaling $3.7 million in 2011, based upon the exchange rate at the date of acquisition. Certain of these acquisitions also contain earnout provisions under which the sellers of the acquired businesses can earn additional amounts. The total amount of liabilities recorded for these earnouts is $3.3 million. See Note 3 for details of acquisitions and related commitments.

Indemnification

In the normal course of business we periodically enter into agreements to indemnify customers or suppliers against claims of intellectual property infringement made by third parties arising from the use of our products. Historically, costs related to these indemnification provisions have not been significant. We are unable to estimate the maximum potential impact of these indemnification provisions on our future results of operations.

To the extent permitted under Delaware law, we have agreements whereby we indemnify our directors and officers for certain events or occurrences while the director or officer is, or was, serving at our request in such capacity, subject to limited exceptions. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have directors and officers insurance coverage that enables us to recover future amounts paid, subject to a deductible and the policy limits.

We do not utilize any “structured debt,” “special purpose” or similar unconsolidated entities for liquidity or financing purposes.

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

We do not hedge for trading or speculative purposes, and our foreign currency contracts are generally short-term in nature, typically maturing in 90 days or less. We have elected not to prepare and maintain the documentation to qualify for hedge accounting treatment under ASC 815, “Derivatives and Hedging,” and therefore, we recognize all gains and losses (realized or unrealized) in interest and other income (expense), net in our Consolidated Statements of Operations and Other Comprehensive Income (Loss).

There were no foreign exchange contracts outstanding at December 31, 2010. The net fair value of all foreign exchange contracts at December 31, 2009 reflected a nominal unrealized loss at December 31, 2009. The foreign currency contracts outstanding at December 31, 2009 expired at various times between January 6, 2010 and February 3, 2010. See Note 20 to the Consolidated Financial Statements.

Changes in the fair value of derivatives are recorded in interest and other income (expense), net, in our Consolidated Statements of Operations and Other Comprehensive Income (Loss). Depending on their fair value at the end of the reporting period, derivatives are recorded either in prepaid and other current assets or in accrued liabilities in our Consolidated Balance Sheets.

The total impact of foreign currency related items on our Consolidated Statements of Operations and Comprehensive Income (Loss) was a $0.3 million loss for 2010, a $0.1 million loss for 2009 and a $0.4 million gain for 2008.

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

Revenue recognition

Revenue from the sale of printers and related products and print materials is recognized upon shipment or when services are performed, provided that persuasive evidence of a sales arrangement exists, both title and risk of loss have passed to the customer and collection is reasonably assured. Persuasive evidence of a sales arrangement exists upon execution of a written sales agreement or a signed purchase order that constitutes a fixed and legally binding commitment between us and the buyer. In instances where sales are made to an authorized reseller, the same criteria cited above is applied to determine the recognition of revenue. The reseller’s creditworthiness is evaluated prior to such sale. The reseller takes ownership of the related printers, products or materials and payment is not dependent upon the reseller’s sale to an end user.

Sales of our printers generally include equipment, a software license, a warranty on the equipment, training and installation. For arrangements with multiple deliverables, revenues are recognized based on an allocation of the total amount of the arrangement to the separate units of accounting based on fair value of vendor-specific objective evidence (“VSOE”), as determined by the price charged for the undelivered items when sold separately. We also evaluate the impact of undelivered items on the functionality of delivered items for each sales transaction and, where appropriate, defer revenue on delivered items when that functionality has been affected. Functionality is determined to be met if the delivered products or services represent a separate earnings process.

Revenue from services is recognized at the time of performance. Training revenue is recognized after training is complete, and installation revenue is recognized after the installation is accepted. We provide end-users with maintenance under a warranty agreement for up to one year and defer a portion of the revenue from the related printers sale at the time of sale based on the relative fair value of those services as determined by VSOE. After the initial warranty period, we offer these customers optional maintenance contracts. Deferred maintenance revenue is recognized ratably, on a straight-line basis, over the period of the contract.

We sell equipment with embedded software to our customers. The embedded software is not sold separately, it is not a significant focus of the marketing effort and we do not provide post-contract customer support specific to the software or incur significant costs that are within the scope of the FASB Accounting Standards Codification (“ASC”) 985, “Software.” Additionally, the functionality that the software provides is marketed as part of the overall product. The software embedded in the equipment is incidental to the equipment as a whole such that ASC 985 is not applicable. Sales of these products are recognized in accordance with ASC 605.25, “Multiple-Element Arrangements.”

Shipping and handling costs billed to customers for equipment sales are included in product revenue in the Consolidated Statement of Operations and Comprehensive Income (Loss). Costs we incur that are associated with shipping and handling are included in product cost of sales in the Consolidated Statement of Operations and Comprehensive Income (Loss).

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

Our terms of sale generally require payment within 30 to 60 days after shipment of a product although we also recognize that longer payment periods are customary in some countries in which we transact business. To reduce credit risk in connection with printers sales, we may, depending upon the circumstances, require significant deposits prior to shipment and may retain a security interest in a system sold until fully paid. In some circumstances, we may require payment in full for our products prior to shipment and may require international customers to furnish letters of credit. For services, we either bill customers on a time-and-materials basis or sell customers service agreements that are recorded as deferred revenue and provide for payment in advance on either an annual or other periodic basis.

Allowance for doubtful accounts

In evaluating the collectability of our accounts receivable, we assess a number of factors, including a specific client’s ability to meet its financial obligations to us, such as whether a customer declares bankruptcy. Other factors include the length of time the receivables are past due and historical collection experience.

Based on these assessments, we record a reserve for specific customers as well as a general reserve based on our historical experience for bad debts. If circumstances related to specific customers change, or economic conditions deteriorate such that our past collection experience is no longer relevant, our estimate of the recoverability of our accounts receivable could be further reduced from the levels provided for in the Consolidated Financial Statements.

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

Second, a general reserve is established for all customers based on historical collection and write-off experience.

Our estimate of the allowance for doubtful accounts for financing receivables is determined by evaluating specific accounts for which the borrower is past due more than 90 days, or for which it has information that the borrower may be unable to meet its financial obligations (for example, bankruptcy). In these cases, we use judgment, based on the available facts and circumstances, and record a specific reserve for that borrower against amounts due to reduce the outstanding receivable balance to the amount that is expected to be collected. If there are any specific reserves, they are re-evaluated and adjusted as additional information is received that impacts the amount reserved.

We also provide an allowance account for returns and discounts. This allowance is evaluated on a specific account basis. In addition, we provide a general reserve for all customers that have not been specifically identified based on historical experience.

Our bad debt expense decreased to $0.1 million in 2010 from $0.9 million in 2009; the higher expense in 2009 includes a provision for a large Japanese customer who filed for reorganization in February 2009. As of December 31, 2010, all amounts owed by this customer are fully reserved.

Our allowance for doubtful accounts increased to $2.0 million at December 31, 2010 from $1.8 million at December 31, 2009. This change resulted primarily from an increase in receivables over 90 days past due. We believe that our allowance for doubtful accounts is a critical accounting estimate because it is susceptible to change and dependent upon events that may or may not occur and because the impact of recognizing additional allowances for doubtful accounts may be material to the assets reported on our balance sheet and in our results of operations.

Income taxes

We and our domestic subsidiaries file a consolidated U.S. federal income tax return. Our non-U.S. subsidiaries file income tax returns in their respective local jurisdictions. We provide for income taxes on those portions of our foreign subsidiaries’ accumulated earnings that we believe are not reinvested indefinitely in their businesses.

We account for income taxes under the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax benefit carryforwards. Deferred income tax liabilities and assets at the end of each period are determined using enacted tax rates.

We record deferred income tax assets arising from temporary differences between recorded net income and taxable net income when and if we believe that future earnings will be sufficient to realize the tax benefit.

We provide a valuation allowance for those jurisdictions and on those deferred tax assets where the expiration date of tax benefit carryforwards or the projected taxable earnings indicate that realization is not likely.

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

During the fourth quarter of 2010, based on our recent results of operations and our expected profitability in the future, we concluded that it is more likely than not that a portion of our U.S. net deferred tax asset will be realized. See Note 21 to the Consolidated Financial Statements.

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

We periodically estimate the probable tax obligations using historical experience in tax jurisdictions and our informed judgment. There are inherent uncertainties related to the interpretation of tax regulations in the jurisdictions in which we transact business. The judgments and estimates made at a point in time may change based on the outcome of tax audits, as well as changes to, or further interpretations of, regulations. Income tax expense is adjusted in the period in which these events occur, and these adjustments are included in our Consolidated Statements of Operations and Other Comprehensive Income (Loss). If such changes take place, there is a risk that our effective tax rate may increase or decrease in any period.

Inventories

Inventories are stated at the lower of cost or net realizable value, cost being determined predominantly on the first-in, first-out method. Reserves for inventories are provided based on historical experience and current product demand. Our inventory reserve was $2.2 million at December 31, 2010 compared with $2.7 million at December 31, 2009. We evaluate the adequacy of these reserves quarterly. Our determination of the allowance for inventory reserves is subject to change because it is based on management’s current estimates of required reserves and potential adjustments.

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

The annual impairment testing required by ASC 350, “Intangibles — Goodwill and Other,” requires us to use our judgment and could require us to write down the carrying value of our goodwill and other intangible assets in future periods. As required by ASC 350, we have allocated goodwill to identifiable geographic reporting units, which are tested for impairment using a two-step process detailed in that statement. See Notes 6 and 7 to the Consolidated Financial Statements. The first step requires comparing the fair value of each reporting unit with our carrying amount, including goodwill. If that fair value exceeds the carrying amount, the second step of the process is not required to be performed and no impairment charge is required to be recorded. If that fair value does not exceed the carrying amount, we must perform the second step, which requires an allocation of the fair value of the reporting unit to all assets and liabilities of that unit as if the reporting unit had been acquired in a purchase business combination and the fair value of the reporting unit was the purchase price. The goodwill resulting from that purchase price allocation is then compared to the carrying amount with any excess recorded as an impairment charge.

Goodwill set forth on the Consolidated Balance Sheet as of December 31, 2010 arose from acquisitions carried out in 2010 and 2009 and in years prior to 2007. Goodwill arising from acquisitions prior to 2009 was allocated to geographic reporting units based on the percentage of SLS® printers then installed by geographic area. Goodwill arising from acquisitions since 2009 was allocated to geographic reporting units based on geographic dispersion of the acquired companies’ sales at the time of their acquisition.

Pursuant to the requirements of ASC 350, we are required to perform a valuation of each of our three geographic reporting units annually, or upon significant changes in our business environment. We conducted our annual impairment analysis in the fourth quarter of 2010. To determine the fair value of each reporting unit we utilized discounted cash flows, using five years of projected unleveraged free cash flows and terminal EBITDA earnings multiples. The discount rates used for the analysis reflected a weighted average cost of capital based on industry and capital structure adjusted for equity risk premiums and size risk premiums based on market capitalization. The discounted cash flow valuation uses projections of future cash flows and includes assumptions concerning future operating performance and economic conditions and may differ from actual future cash flows. We also considered the current trading multiples of comparable publicly-traded companies and the historical pricing multiples for comparable merger and acquisition transactions that have occurred in the industry. Under each fair value measurement methodology considered, the fair value of each reporting unit exceeded its carrying value; accordingly, no goodwill impairment adjustments were recorded on our Consolidated Balance Sheet.

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

The estimated fair value of the three geographic reporting units incorporated judgment and the use of estimates by management. Potential factors requiring assessment include a further or sustained decline in our stock price, variance in results of operations from projections, and additional acquisition transactions in the industry that reflect a lower control premium. Any of these factors may cause us to re-evaluate goodwill during any quarter throughout the year. If an impairment charge were to be taken for goodwill it would be a non-cash charge and would not impact our cash position or cash flows, however such a charge could have a material impact to equity and the Consolidated Statement of Operations and Comprehensive Income (Loss).

There was no goodwill impairment for the years ended December 31, 2010, 2009 or 2008.

We will evaluate the fair value of long-lived assets in accordance with ASC 360, “Property, Plant and Equipment” if events transpire to indicate potential impairment. No impairment loss was recorded for the periods presented.

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

Interest rates

Our exposure to market risk for changes in interest rates relates primarily to our cash and cash investments. We seek to minimize the risk to our cash and cash investments by investing cash in excess of our operating needs in short-term, high-quality instruments issued by highly creditworthy financial institutions, corporations or governments. With the amount of cash and cash equivalents that we maintained at December 31, 2010, a hypothetical interest rate change of 1 percentage point or 100 basis points would have a $0.4 million effect on our financial position and results of operations.

From time to time, we may use derivative financial instruments, including interest rate swaps, collars or options, to manage our exposure to fluctuations in interest rates. At December 31, 2010, we had no such financial instruments outstanding.

In December 2008, we sold our Grand Junction, Colorado facility for $5.5 million, consisting of $3.5 million of cash proceeds (before deducting closing costs) and a zero interest five-year promissory note from the buyer. The Company discounted the note receivable by $1.0 million, reducing the net gain on the sale to $0.6 million. In accordance with ASC 360.20 “Real Estate Sales,” the Company has not recognized this gain on the sale of its Grand Junction facility as of December 31, 2010. The carrying value of the long-term receivable, net of the discount and deferred gain is recorded in “Other assets, net.” None of the gain will be recognized until the earlier of (i) the sale of the property securing the note by the buyer, or (ii) repayment of the promissory note by the buyer.

The note is secured by (i) a guarantee from the principals of the entity that purchased the facility and (ii) a second deed of trust on the facility. There are no past due amounts outstanding on the note as of

December 31, 2010, and accordingly, the Company has not recorded an allowance for credit losses or impairment charges.

The fair value of fixed-rate financial instruments varies with changes in interest rates. Generally, the fair value of these fixed-rate instruments will increase as interest rates fall and decrease as interest rates rise. The carrying amount and estimated fair value of the Grand Junction note receivable at December 31, 2010 was $1.3 million and $1.4 million, respectively.

The fair value of the Grand Junction note receivable at December 31, 2010 was determined by evaluating the nature and terms of the instrument and considering prevailing economic and market conditions. The interest rate used to discount the contractual payments associated with the Grand Junction note receivable was 14.49%. This rate was derived by taking the risk-free interest rate for similar maturities and adding an estimated risk premium intended to reflect the credit risk. See Note 10 to the Consolidated Financial Statements. Such estimates are subjective and involve uncertainties and matters of significant judgment. Changes in assumptions could significantly affect our estimates.

Foreign exchange rates

We transact business globally and are subject to risks associated with fluctuating foreign exchange rates. More than 50% of our consolidated revenue is derived from sales outside of the U.S. See “Business — Global Operations” above. This revenue is generated primarily from the operations of our foreign sales subsidiaries in their respective countries and surrounding geographic areas and the operations of our research and production subsidiary in Switzerland, and is denominated in each subsidiary’s local functional currency although certain sales are denominated in other currencies, including U.S. dollars or Euros, rather than the local functional currency. These subsidiaries incur most of their expenses (other than intercompany expenses) in their local functional currencies. These currencies include the Euro, British Pound, Swiss Franc and Japanese Yen.

The geographic areas outside the U.S. in which we operate are generally not considered to be highly inflationary. Nonetheless, these foreign operations are sensitive to fluctuations in currency exchange rates arising from, among other things, certain intercompany transactions that are generally denominated in U.S. dollars rather than in their respective functional currencies. Our operating results as well as our assets and liabilities are also subject to the effects of foreign currency translation when the operating results, assets and liabilities of our foreign subsidiaries are translated into U.S. dollars in our Consolidated Financial Statements.

The total impact of foreign currency related items on our Consolidated Statements of Operations and Other Comprehensive Income (Loss) was a $0.3 million loss for 2010, a $0.1 million loss for 2009 and a $0.4 million gain for 2008. The unrealized effect of foreign currency translation that was recorded in stockholders’ equity as other comprehensive income was a $0.4 million gain in 2010, nominal in 2009 and a $1.0 million gain in 2008. At December 31, 2010, a hypothetical change of 10% in foreign currency exchange rates would cause an $8.7 million change in revenue in our Consolidated Statement of Operations and Comprehensive Income (Loss) assuming all other variables were held constant.

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

We do not hedge for trading or speculative purposes, and our foreign currency contracts are generally short-term in nature, typically maturing in 90 days or less. We have elected not to prepare and maintain the documentation to qualify for hedge accounting treatment under ASC 815, “Derivatives and Hedging,” and therefore, we recognize all gains and losses (realized or unrealized) in interest and other income (expense), net in our Consolidated Statements of Operations and Comprehensive Income (Loss).

The dollar equivalents of our foreign currency contracts and their related fair values as of December 31, 2010 and 2009 were as follows:

Table 13

	Foreign Currency
	Purchase Contracts
	2010	2009
	(Dollars in thousands)

Notional amount	$—	$1,587
Fair value	—	1,563

Net unrealized loss	$—	$24

At December 31, 2009, the notional amount of these contracts at their respective settlement dates amounted to $1.6 million. These contracts related to purchases of inventory from third parties. The notional amount of the purchase contracts related to purchases aggregated CHF 1.6 million (equivalent to $1.6 million, respectively, at settlement date.)

The net fair value of all foreign exchange contracts reflected nominal unrealized losses at December 31, 2009. Changes in the fair value of derivatives are recorded in interest and other income (expense), net in our Consolidated Statements of Operations and Comprehensive Income (Loss). Depending on their fair value at the end of the reporting period, derivatives are recorded either in prepaid and other current assets or in accrued liabilities in our Consolidated Balance Sheet.

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

Commodity prices

We use various commodity raw materials and energy products in conjunction with our printer assembly and print materials blending processes. Generally, we acquire such components at market prices and do not use financial instruments to hedge commodity prices. As a result, we are exposed to market risks related to changes in commodity prices of these components. At December 31, 2010, a hypothetical 10% change in commodity prices for raw materials would cause approximately a $0.6 million change to cost of sales in our Consolidated Statement of Operations and Comprehensive Income (Loss).

Item 8.	Financial Statements and Supplementary Data

Our Consolidated Financial Statements set forth below on pages F-1 through F-44 are incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”)) are controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner to allow timely decisions regarding required disclosures.

As of December 31, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act.”)) pursuant to Rules 13a-15 and 15d-15 under the Exchange Act. These controls and procedures were designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in a manner to allow timely decisions regarding required disclosures. Based on this evaluation, including an evaluation of the rules referred to above in this Item 9A, management has concluded that our disclosure controls and procedures were effective as of December 31, 2010 to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in a manner to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Internal control over financial reporting is a process designed under the supervision of our principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting is supported by written policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets, provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that our receipts and expenditures are being made and recorded only in accordance with authorizations of our management and provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

In connection with the preparation of this Form 10-K, with the participation of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010 based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2010.

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

BDO USA, LLP, the independent registered public accounting firm who audited our consolidated financial statements included in this Form 10-K, has issued a report on our internal control over financial reporting, which is included in Item 8 of this Form 10-K.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended December 31, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9A(T).	Controls and Procedures

Not applicable.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required in response to this Item will be set forth in our Proxy Statement for our 2011 Annual Meeting of Stockholders under the captions “Election of Directors,” “Corporate Governance Matters,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance Matters — Code of Conduct and Code of Ethics,” “Corporate Governance Matters — Corporate Governance and Nominating Committee,” and “Corporate Governance Matters — Audit Committee.” Such information is incorporated herein by reference.

Item 11.	Executive Compensation

The information in response to this Item will be set forth in our Proxy Statement for our 2011 Annual Meeting of Stockholders under the captions “Director Compensation,” “Executive Compensation,” “Corporate Governance Matters — Compensation Committee,” and “Executive Compensation — Compensation Committee Report.” Such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as set forth below, the information required in response to this Item will be set forth in our Proxy Statement for our 2011 Annual Meeting of Stockholders under the caption “Security Ownership of Certain Beneficial Owners and Management.” Such information is incorporated herein by reference.

Equity Compensation Plans

The following table summarizes information about the equity securities authorized for issuance under our compensation plans as of December 31, 2010. For a description of these plans, please see Note 14 to the Consolidated Financial Statements.

			Number of Securities
	Number of Securities	Weighted Average	Remaining
	to be Issued Upon	Exercise Price of	Available for
	Exercise of	Outstanding	Future Issuance
	Outstanding Options,	Options,	Under Equity
Plan Category	Warrants and Rights	Warrants and Rights	Compensation Plans
	(Number of securities in thousands )

Equity compensation plans approved by stockholders	433	$9.83	1,308
Equity compensation plans not approved by stockholders	344	7.22	—

Total	777	$8.67	1,308

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required in response to this Item will be set forth in our Proxy Statement for our 2011 Annual Meeting of Stockholders under the captions “Corporate Governance Matters — Director Independence” and “Corporate Governance Matters — Related Party Transaction Policies and Procedures.” Such information is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information in response to this Item will be set forth in our Proxy Statement for our 2011 Annual Meeting of Stockholders under the caption “Fees of Independent Registered Public Accounting Firm.” Such information is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(3)		Exhibits

The following exhibits are included as part of this filing and incorporated herein by this reference:
2.1		Acquisition Agreement, dated October 12, 2010, by and among 3D Systems Corporation, 3D Systems Italia, Mr. Francesco Giorgio Buson and Glas S.S. (Incorporated by reference to Exhibit 2.1 to Form 8-K filed on October 12, 2010.)
3.1		Certificate of Incorporation of Registrant. (Incorporated by reference to Exhibit 3.1 to Form 8-B filed on August 16, 1993, and the amendment thereto, filed on Form 8-B/A on February 4, 1994.)
3.2		Amendment to Certificate of Incorporation filed on May 23, 1995. (Incorporated by reference to Exhibit 3.2 to Registrant’s Registration Statement on Form S-2/A, filed on May 25, 1995.)
3.3		Certificate of Designation of Rights, Preferences and Privileges of Preferred Stock. (Incorporated by reference to Exhibit 2 to Registrant’s Registration Statement on Form 8-A filed on January 8, 1996.)
3.4		Certificate of Designation of the Series B Convertible Preferred Stock, filed with the Secretary of State of Delaware on May 2, 2003. (Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K, filed on May 7, 2003.)
3.5		Certificate of Elimination of Series A Preferred Stock filed with the Secretary of State of Delaware on March 4, 2004. (Incorporated by reference to Exhibit 3.6 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, filed on March 15, 2004.)
3.6		Certificate of Elimination of Series B Preferred Stock filed with the Secretary of State of Delaware on June 9, 2006. (Incorporated by reference to Exhibit 3.1 of Registrant’s Current Report on Form 8-K, filed on June 9, 2006.)
3.7		Certificate of Amendment of Certificate of Incorporation filed with Secretary of State of Delaware on May 19, 2004. (Incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, filed on August 5, 2004.)
3.8		Certificate of Amendment of Certificate of Incorporation filed with Secretary of State of Delaware on May 17, 2005. (Incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, filed on August 1, 2005.)
3.9		Certificate of Designations, Preferences and Rights of Series A Preferred Stock, filed with the Secretary of State of Delaware on December 9, 2008. (Incorporated by reference to Exhibit 3.1 of Registrant’s Current Report on Form 8-K, filed on December 9, 2008.)
3.10		Amended and Restated By-Laws. (Incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K, filed on December 1, 2006.)
4	.1*	3D Systems Corporation 1996 Stock Incentive Plan. (Incorporated by reference to Appendix A to Registrant’s Definitive Proxy Statement filed on March 30, 2001.)
4	.2*	Form of Incentive Stock Option Contract for Executives pursuant to the 1996 Stock Incentive Plan. (Incorporated by reference to Exhibit 4.6 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 16, 2001.)
4	.3*	Form of Non-Statutory Stock Option Contract for Executives pursuant to the 1996 Stock Incentive Plan. (Incorporated by reference to Exhibit 4.7 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 16, 2001.)
4	.4*	Form of Employee Incentive Stock Option Contract pursuant to the 1996 Stock Incentive Plan. (Incorporated by reference to Exhibit 4.8 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999, filed on March 30, 2000.)
4	.5*	Form of Employee Non-Statutory Stock Option Contract pursuant to the 1996 Stock Incentive Plan. (Incorporated by reference to Exhibit 4.9 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999, filed on March 30, 2000.)
4	.6*	3D Systems Corporation 1996 Non-Employee Directors’ Stock Option Plan. (Incorporated by reference to Appendix B to Registrant’s Definitive Proxy Statement filed on March 30, 2001.)

(a)(3)		Exhibits

4	.7*	Form of Director Option Contract pursuant to the 1996 Non-Employee Director Stock Option Plan. (Incorporated by reference to Exhibit 4.5 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999, filed on March 30, 2000.)
4	.8*	3D Systems Corporation 2001 Stock Option Plan. (Incorporated by reference to Exhibit 10.1 to Registrant’s Registration Statement on Form S-8 filed on June 11, 2001.)
4	.9*	Amended and Restated 2004 Incentive Stock Plan of 3D Systems Corporation (Incorporated by reference to Exhibit 4.1 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-8, filed May 20, 2009.)
4	.10*	Form of Restricted Stock Purchase Agreement for Employees. (Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8, filed on May 19, 2004.)
4	.11*	Form of Restricted Stock Purchase Agreement for Officers. (Incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8, filed on May 19, 2004.)
4	.12*	Restricted Stock Plan for Non-Employee Directors of 3D Systems Corporation. (Incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8, filed on May 19, 2004.)
4	.13*	Amendment No. 1 to Restricted Stock Plan for Non-Employee Directors. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, filed on August 1, 2005.)
4	.14*	Form of Restricted Stock Purchase Agreement for Non-Employee Directors. (Incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-8, filed on May 19, 2004.)
4.15		Rights Agreement dated as of December 9, 2008 between the Registrant and Computershare Trust Company, N.A., as Rights Agent. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on December 9, 2008.)
10	.1*	Form of Indemnification Agreement between Registrant and certain of its executive officers and directors. (Incorporated by reference to Exhibit 10.18 to Form 8-B filed on August 16, 1993, and the amendment thereto, filed on Form 8-B/A on February 4, 1994.)
10.2		Patent License Agreement dated December 16, 1998 by and between 3D Systems, Inc., NTT Data CMET, Inc. and NTT Data Corporation. (Incorporated by reference to Exhibit 10.56 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998, filed on March 31, 1999.)
10.3		Lease Agreement dated February 8, 2006 between the Registrant and KDC-Carolina Investments 3, LP. (Incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K, filed on February 10, 2006.)
10.4		First Amendment to Lease Agreement dated August 7, 2006 between the Registrant and KDC-Carolina Investments 3, LP. (Incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K, filed on August 14, 2006.)
10.5		Second Amendment to Lease Agreement effective as of October 6, 2006 to Lease Agreement dated February 8, 2006 between 3D Systems Corporation and KDC-Carolina Investments 3, LP. (Incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K, filed on October 10, 2006.)
10.6		Third Amendment to Lease Agreement effective as of December 18, 2006 to Lease Agreement dated February 8, 2006 between 3D Systems Corporation and KDC-Carolina Investments 3, LP. (Incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K, filed on December 20, 2006.)
10.7		Fourth Amendment to Lease Agreement effective as of February 26, 2007 to Lease Agreement dated February 8, 2006 between 3D Systems Corporation and KDC-Carolina Investments 3, LP. (Incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K, filed on March 1, 2007.)
10	.8*	Employment Letter Agreement, effective September 19, 2003, by and between Registrant and Abraham N. Reichental. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed on September 22, 2003.)

(a)(3)		Exhibits

10	.9*	Agreement, dated December 17, 2003, by and between Registrant and Abraham N. Reichental. (Incorporated by reference to Exhibit 10.43 to Registrant’s Amendment No. 1 to Registration Statement on Form S-1, filed on January 21, 2004.)
10	.10*	First Amendment to Employment Agreement, dated July 24, 2007, by and between Registrant and Abraham N. Reichental. (Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007, filed on August 6, 2007.)
10	.11*	Charles W. Hull consulting arrangement (Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed on July 29, 2010.)
10	.12*	Kevin P. McAlea severance arrangement (Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed on July 29, 2010.)
14.1		Code of Conduct, as amended effective as of November 30, 2006 (Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K, filed on December 1, 2006.)
14.2		3D Systems Corporation Code of Ethics for Senior Financial Executives and Directors. (Incorporated by reference to Exhibit 14.2 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, filed on March 15, 2004.)
21.1		Subsidiaries of Registrant.
23.1		Consent of Independent Registered Public Accounting Firm dated February 17, 2011.
31.1		Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 17, 2011.
31.2		Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 17, 2011.
32.1		Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 17, 2011.
32.2		Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 17, 2011.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

3D Systems Corporation

By:	/s/ Abraham N. Reichental
Abraham N. Reichental
President and Chief Executive Officer

Date: February 17, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Abraham N. Reichental Abraham N. Reichental	Chief Executive Officer, President and Director (Principal Executive Officer)	February 17, 2011

/s/ Damon J. Gregoire Damon J. Gregoire	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 17, 2011

/s/ Charles W. Hull Charles W. Hull	Executive Vice President, Chief Technology Officer and Director	February 17, 2011

/s/ G. Walter Loewenbaum, II G. Walter Loewenbaum, II	Chairman of the Board of Directors	February 17, 2011

/s/ Jim D. Kever Jim D. Kever	Director	February 17, 2011

/s/ Kevin S. Moore Kevin S. Moore	Director	February 17, 2011

/s/ Daniel S. Van Riper Daniel S. Van Riper	Director	February 17, 2011

/s/ William E. Curran William E. Curran	Director	February 17, 2011

/s/ Karen E. Welke Karen E. Welke	Director	February 17, 2011

3D Systems Corporation

Index to Consolidated Financial Statements
and Consolidated Financial Statement Schedule

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
3D Systems Corporation
Rock Hill, South Carolina

We have audited 3D Systems Corporation and its subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). 3D Systems Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, 3D Systems Corporation did maintain, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of 3D Systems Corporation and its subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2010 and our report dated February 17, 2011 expressed an unqualified opinion thereon.

/s/  BDO USA, LLP
BDO USA, LLP

Charlotte, North Carolina
February 17, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
3D Systems Corporation
Rock Hill, South Carolina

We have audited the accompanying consolidated balance sheets of 3D Systems Corporation and its subsidiaries (the “Company”) as of December 31, 2010 and 2009 and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of 3D Systems Corporation and its subsidiaries as of December 31, 2010 and 2009 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Criteria) and our report dated February 17, 2011 expressed an unqualified opinion thereon.

/s/  BDO USA, LLP
BDO USA, LLP

Charlotte, North Carolina
February 17, 2011

3D Systems Corporation

Consolidated Balance Sheets
As of December 31, 2010 and 2009

	2010	2009
	(In thousands,
	except par value)

ASSETS
Current assets:
Cash and cash equivalents	$37,349	$24,913
Accounts receivable, net of allowance for doubtful accounts of $2,017 (2010) and $1,790 (2009)	35,800	23,759
Inventories, net of reserves of $2,205 (2010) and $2,693 (2009)	23,811	18,378
Prepaid expenses and other current assets	1,295	2,415
Deferred income tax assets	1,874	634
Restricted cash	11	54

Total current assets	100,140	70,153
Property and equipment, net	27,669	24,789
Intangible assets, net	18,275	3,634
Goodwill	58,978	48,730
Other assets, net	3,738	3,097

Total assets	$208,800	$150,403

LIABILITIES AND EQUITY
Current liabilities:
Current portion of capitalized lease obligation	$224	$213
Accounts payable	26,556	12,994
Accrued liabilities	17,969	11,114
Customer deposits	2,298	627
Deferred revenue	10,618	8,487

Total current liabilities	57,665	33,435
Long-term portion of capitalized lease obligation	8,055	8,254
Other liabilities	9,961	3,944

Total liabilities	75,681	45,633
Commitments and contingencies	—	—
3D Systems stockholders’ equity:
Preferred Stock, authorized 5,000 shares, none issued	—	—
Common stock, $0.001 par value, authorized 60,000 shares; 23,474 (2010) and 22,774 (2009) issued	23	23
Additional paid-in capital	186,252	177,682
Treasury stock, at cost; 134 shares (2010) and 74 shares (2009)	(189)	(134)
Accumulated deficit	(57,925)	(77,491)
Accumulated other comprehensive income	4,958	4,617

Total 3D Systems stockholders’ equity	133,119	104,697
Non-controlling interest	—	73

Total equity	133,119	104,770

Total liabilities and equity	$208,800	$150,403

See accompanying notes to consolidated financial statements.

3D Systems Corporation

Consolidated Statements of Operations and Comprehensive Income (Loss)
Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008
	(In thousands, except per share amounts)

Revenue:
Products	$113,117	$80,798	$103,613
Services	46,751	32,037	35,327

Total revenue	159,868	112,835	138,940

Cost of sales:
Products	56,041	43,301	56,375
Services	29,851	19,804	26,997

Total cost of sales	85,892	63,105	83,372

Gross profit	73,976	49,730	55,568

Operating expenses:
Selling, general and administrative	42,331	35,528	45,859
Research and development	10,725	11,129	15,199

Total operating expenses	53,056	46,657	61,058

Income (loss) from operations	20,920	3,073	(5,490)
Interest and other expense, net	1,181	1,160	370

Income (loss) before income taxes	19,739	1,913	(5,860)
Provision for income taxes	173	774	294

Net income (loss)	19,566	1,139	(6,154)
Less: net income attributable to non-controlling interest	—	73	—

Net income (loss) available to 3D Systems common stockholders	$19,566	$1,066	$(6,154)

Other comprehensive income (loss):
Unrealized gain (loss) on pension obligation	(65)	(57)	80
Foreign currency translation adjustments	406	(35)	1,013

Comprehensive income (loss) available to 3D Systems common stockholders	$19,907	$1,047	$(5,061)

Net income (loss) available to 3D Systems common stockholders per share — basic	$0.85	$0.05	$(0.28)

Net income (loss) available to 3D Systems common stockholders per share — diluted	$0.83	$0.05	$(0.28)

See accompanying notes to consolidated financial statements.

3D Systems Corporation

Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2010, 2009 and 2008

	Equity Attributable to 3D Systems’ Stockholders
	Common Stock							Accumulated	Total	Equity
		Par		Additional				Other	3D Systems’	Attributable to
		Value		Paid-in	Treasury Stock		Accumulated	Comprehensive	Stockholders’	Non-controlling	Total
	Shares	$0.001		Capital	Shares	Amount	Deficit	Income	Equity	Interest	Equity
	(In thousands, except par value)

Balance at December 31, 2007	22,224	$22		$173,645	50	$(111)	$(72,403)	$3,616	$104,769	$—	$104,769
Exercise of stock options	161	—	(a)	1,083	—	—	—	—	1,083	—	1,083
Issuance (repurchase) of restricted stock, net	39	—	(a)	15	9	(9)	—	—	6	—	6
Stock compensation expense	—	—	(a)	1,437	—	—	—	—	1,437	—	1,437
Net loss	—	—		—	—	—	(6,154)	—	(6,154)	—	(6,154)
Foreign currency translation adjustment	—	—		—	—	—	—	1,013	1,013	—	1,013
Gain (loss) on pension plan — unrealized	—	—		—	—	—	—	80	80	—	80

Balance at December 31, 2008	22,424	22		176,180	59	(120)	(78,557)	4,709	102,234	—	102,234

Exercise of stock options	15	—	(a)	84	—	—	—	—	84	—	84
Issuance (repurchase) of restricted stock, net	335	1		228	15	(14)	—	—	215	—	215
Stock compensation expense	—	—	(a)	1,190	—	—	—	—	1,190	—	1,190
Net income	—	—		—	—	—	1,066	—	1,066	73	1,139
Foreign currency translation adjustment	—	—		—	—	—	—	(35)	(35)	—	(35)
Gain (loss) on pension plan — unrealized	—	—		—	—	—	—	(57)	(57)	—	(57)

Balance at December 31, 2009	22,774	$23		$177,682	74	$(134)	$(77,491)	$4,617	$104,697	$73	$104,770

Exercise of stock option	79	—	(a)	1,128		—	—	—	1,128	—	1,128
Issuance (repurchase) of restricted stock, net	160	—	(a)	141	60	(55)	—	—	86	—	86
Stock-based compensation expense	—			1,406	—	—	—	—	1,406	—	1,406
Issuance of stock for acquisitions	461	—	(a)	5,895	—	—	—	—	5,895	—	5,895
Net income	—	—		—	—	—	19,566	—	19,566	—	19,566
Acquisition of non-controlling interest	—	—		—	—	—	—	—	—	(73)	(73)
Gain (loss) on pension plan — unrealized	—	—		—	—	—	—	(65)	(65)	—	(65)
Foreign currency translation adjustment	—	—		—	—	—	—	406	406	—	406

Balance at December 31, 2010	23,474	$23		$186,252	134	$(189)	$(57,925)	$4,958	$133,119	—	$133,119

(a)	Amounts not shown due to rounding.

Accumulated other comprehensive income of $4,958 consists of a cumulative unrealized gain on pension plan of $65 and foreign currency translation gain of $4,893.

See accompanying notes to consolidated financial statements.

3D Systems Corporation

Consolidated Statements of Cash Flows
Years Ended December 31, 2010, 2009 and 2008

	2010	2008	2009
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$19,566	$1,139	$(6,154)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for (benefit of) deferred income taxes	(1,235)	309	(243)
Depreciation and amortization	7,520	5,886	6,676
Provisions for bad debts, net	102	909	849
Stock-based compensation	1,406	1,190	1,437
Loss on disposition of property and equipment	91	194	167
Changes in operating accounts:
Accounts receivable	(7,456)	1,430	3,592
Inventories	(5,693)	2,436	(2,461)
Prepaid expenses and other current assets	1,366	(371)	2,484
Accounts payable	10,433	(4,395)	(2,802)
Accrued liabilities	2,505	617	(3,228)
Customer deposits	1,677	(529)	(383)
Deferred revenue	2,188	(1,106)	(2,023)
Other operating assets and liabilities	(626)	25	(1,390)

Net cash provided by (used in) operating activities	31,844	7,734	(3,479)

Cash flows from investing activities:
Purchases of property and equipment	(1,283)	(974)	(5,811)
Proceeds from disposition of property and equipment and other assets	6	52	3,454
Cash paid for acquisitions, net of cash assumed	(19,195)	(4,098)	—
Additions to license and patent costs	(302)	(223)	(297)

Net cash used in investing activities	(20,774)	(5,243)	(2,654)

Cash flows from financing activities:
Proceeds from exercise of stock options and restricted stock	1,214	298	1,098
Repayment of long-term debt and capital lease obligations	(216)	(195)	(423)
Repayment of short-term borrowings	—	(3,085)	—
Restricted cash	43	3,255	(2,109)

Net cash provided by (used in) financing activities	1,041	273	(1,434)

Effect of exchange rate changes on cash	325	(15)	42

Net increase (decrease) in cash and cash equivalents	12,436	2,749	(7,525)
Cash and cash equivalents at the beginning of the period	24,913	22,164	29,689

Cash and cash equivalents at the end of the period	$37,349	$24,913	$22,164

See accompanying notes to consolidated financial statements.

3D Systems Corporation

Notes to Consolidated Financial Statements

Note 1	Basis of Presentation

The consolidated financial statements include the accounts of 3D Systems Corporation and all majority-owned subsidiaries (the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation. The Company’s annual reporting period is the calendar year.

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. Certain prior period amounts have been reclassified to conform to the current year presentation. These reclassifications include $401 of foreign exchange gain for the year ended December 31, 2008, that had previously been included in product cost of sales, to interest and other expense, net in the Company’s consolidated statements of operations and other comprehensive income (loss). This had the effect of decreasing the Company’s previously reported gross profit and interest and other expense, net for 2008 by $401 and of increasing operating loss by the same amounts. It did not affect any of the other line items on the Company’s consolidated statements of operations and other comprehensive income (loss) for 2008.

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results may differ from these estimates and assumptions.

All amounts presented in the accompanying footnotes are presented in thousands, except for per share information.

The Company has evaluated subsequent events from the date of the consolidated balance sheet through the date of the filing of this Form 10-K. During this period, no recognizable subsequent events were identified. See Note 25 for a description of subsequent events.

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

Revenue Recognition

Revenue from the sale of printers and related products and print materials is recognized upon shipment or when services are performed, provided that persuasive evidence of a sales arrangement exists, both title and risk of loss have passed to the customer and collection is reasonably assured. Persuasive evidence of a sales arrangement exists upon execution of a written sales agreement or signed purchase order that constitutes a fixed and legally binding commitment between the Company and the buyer. In instances where sales are made to an authorized reseller, the same criteria cited above are applied to determine the recognition of revenue. The reseller’s creditworthiness is evaluated prior to such sale. The reseller takes ownership of the related printers, products or print materials and payment is not dependent upon the reseller’s sale to an end user.

Sales of printers generally include equipment, a software license, a warranty on the equipment, training and installation. For arrangements with multiple deliverables, revenues are recognized based on an allocation

3D Systems Corporation

Notes to Consolidated Financial Statements — (Continued)

of the total amount of the arrangement to the separate units of accounting based on fair value of vendor-specific objective evidence (“VSOE”), as determined by the price charged for the undelivered items when sold separately. The Company also evaluates the impact of undelivered items on the functionality of delivered items for each sales transaction and, where appropriate, defers revenue on delivered items when that functionality has been affected. Functionality is determined to be met if the delivered products or services represent a separate earnings process.

Revenue from training, installation and maintenance services is recognized at the time of performance. Training and installation revenue is recognized after the services are complete. The Company provides end-users with maintenance under a warranty agreement for up to one year and defers a portion of the revenue from the related printer sale at the time of sale based on the relative fair value of those services as determined by VSOE. After the initial warranty period, the Company offers these customers optional maintenance contracts. Deferred maintenance revenue is recognized ratably, on a straight-line basis, over the period of the contract.

3Dpropartstm printed parts sales are included within services revenue and revenue is recognized upon shipment or delivery of the parts, based on the terms of the sales arrangement.

The Company sells equipment with embedded software to its customers. The embedded software is not sold separately, it is not a significant focus of the marketing effort and the Company does not provide post-contract customer support specific to the software or incur significant costs that are within the scope of the FASB Accounting Standards Codification (“ASC”) 985, “Software”. Additionally, the functionality that the software provides is marketed as part of the overall product. The software embedded in the equipment is incidental to the equipment as a whole such that ASC 985 is not applicable. Sales of these products are recognized in accordance with ASC 605.25, “Multiple-Element Arrangements.”

Shipping and handling costs billed to customers for equipment sales and sales of print materials are included in product revenue in the consolidated statements of operations. Costs incurred by the Company associated with shipping and handling are included in product cost of sales in the consolidated statements of operations and other comprehensive income (loss).

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

The Company’s terms of sale generally require payment within 30 to 60 days after shipment of a product, although the Company also recognizes that longer payment periods are customary in some countries where it transacts business. To reduce credit risk in connection with printer sales, the Company may, depending upon the circumstances, require significant deposits prior to shipment and may retain a security interest in a system sold until fully paid. In some circumstances, the Company may require payment in full for its products prior to shipment and may require international customers to furnish letters of credit. For maintenance services, the Company either bills customers on a time-and-materials basis or sells customers service agreements that are recorded as deferred revenue and provide for payment in advance on either an annual or other periodic basis.

Cash and Cash Equivalents

Investments with original maturities of three months or less at the date of purchase are considered to be cash equivalents. The Company’s policy is to invest cash in excess of short-term operating and debt-service requirements in such cash equivalents. These instruments are stated at cost, which approximates market value

3D Systems Corporation

Notes to Consolidated Financial Statements — (Continued)

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

Second, a reserve is established for all customers based on percentages applied to aging categories. These percentages are based on historical collection and write-off experience. If circumstances change (for example, the Company experiences higher-than-expected defaults or an unexpected adverse change in a customer’s financial condition), estimates of the recoverability of amounts due to the Company could be reduced. Similarly, if the Company experiences lower-than-expected defaults or customer financial condition improves, estimates of the recoverability of amounts due the Company could be increased.

The Company also provides an allowance account for returns and discounts. This allowance is evaluated on a specific account basis. In addition, the Company provides a general reserve for returns from customers that have not been specifically identified based on historical experience.

The Company’s estimate of the allowance for doubtful accounts for financing receivables is determined by evaluating specific accounts for which the borrower is past due more than 90 days, or for which it has information that the borrower may be unable to meet its financial obligations (for example, bankruptcy). In these cases, the Company uses its judgment, based on the available facts and circumstances, and records a specific reserve for that borrower against amounts due to reduce the outstanding receivable balance to the amount that is expected to be collected. If there are any specific reserves, they are re-evaluated and adjusted as additional information is received that impacts the amount reserved.

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

3D Systems Corporation

Notes to Consolidated Financial Statements — (Continued)

Goodwill and Intangible Assets

The annual impairment testing required by ASC 350, “Intangibles — Goodwill and Other” requires the Company to use judgment and could require the Company to write down the carrying value of its goodwill and other intangible assets in future periods. The Company allocated goodwill to identifiable geographic reporting units, which are tested for impairment using a two-step process detailed in that statement. See Note 7 to the consolidated financial statements. The first step requires comparing the fair value of each reporting unit with the carrying amount, including goodwill. If that fair value exceeds the carrying amount, the second step of the process is not required to be performed, and no impairment charge is required to be recorded. If that fair value does not exceed that carrying amount, the Company must perform the second step, which requires an allocation of the fair value of the reporting unit to all assets and liabilities of that unit as if the reporting unit had been acquired in a purchase business combination and the fair value of the reporting unit was the purchase price. The goodwill resulting from that purchase price allocation is then compared to the carrying amount with any excess recorded as an impairment charge.

Goodwill set forth on the Consolidated Balance Sheet as of December 31, 2010 arose from acquisitions carried out in 2010 and 2009 and in years prior to December 31, 2007. Goodwill arising from acquisitions prior to 2009 was allocated to geographic reporting units based on the percentage of SLS® printers then installed by geographic area. Goodwill arising from acquisitions in 2009 and 2010 was allocated to geographic reporting units based on geographic dispersion of the acquired companies’ sales at the time of their acquisition.

The Company is required to perform a valuation of each of its three geographic reporting units annually, or upon significant changes in the Company’s business environment. The Company conducted its annual impairment analysis in the fourth quarter of 2010. To determine the fair value of each reporting unit the Company utilized discounted cash flows, using five years of projected unleveraged free cash flows and terminal EBITDA earnings multiples. The discount rates used for the analysis reflected a weighted average cost of capital based on industry and capital structure adjusted for equity risk premiums and size risk premiums based on market capitalization. The discounted cash flow valuation uses projections of future cash flows and includes assumptions concerning future operating performance and economic conditions and may differ from actual future cash flows. The Company also considered the current trading multiples of comparable publicly-traded companies and the historical pricing multiples for comparable merger and acquisition transactions that have occurred in the industry. The control premium that a third party would be willing to pay to obtain a controlling interest in the Company was considered when determining fair value. Under each fair value measurement methodology considered, the fair value of each reporting unit exceeded its carrying value; accordingly, no goodwill impairment adjustments were recorded. In addition, factors such as the performance of competitors were also considered. The Company concluded that there was a reasonable basis for the excess of the estimated fair value of the geographic reporting units over its market capitalization.

The estimated fair value of the three geographic reporting units incorporated judgment and the use of estimates by management. Potential factors requiring assessment include a sustained decline in our stock price, variance in results of operations from projections, and additional acquisition transactions in the industry that reflect a lower control premium. Any of these factors may cause management to re-evaluate goodwill during any quarter throughout the year. If an impairment charge were to be taken for goodwill it would be a non-cash charge and would not impact the Company’s cash position or cash flows; however, such a charge could have a material impact to equity and the statement of operations and comprehensive income (loss).

There was no goodwill impairment for the years ended December 31, 2010, 2009 or 2008.

Determining the fair value of a reporting unit, intangible asset or a long-lived asset is judgmental and involves the use of significant estimates and assumptions. The Company bases its fair value estimates on assumptions that it believes are reasonable, but are uncertain and subject to changes in market conditions.

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

Capitalized Software Costs

Certain software development and production costs are capitalized when the related product reaches technological feasibility. Software development costs capitalized in 2010 were $1,208 from acquisitions and no costs were capitalized in 2009 or 2008. Amortization of software development costs begins when the related products are available for use in related printers. Amortization expense, included in cost of sales, amounted to $159, $141 and $1,017 for 2010, 2009 and 2008, respectively, based on the straight-line method using an estimated useful life of one year. Net capitalized software costs aggregated $1,048, $0 and $141 at December 31, 2010, 2009 and 2008, respectively, and are included in intangible assets in the accompanying consolidated balance sheets.

Contingencies

The Company follows the provisions of ASC 450, “Contingencies,” which requires that an estimated loss from a loss contingency be accrued by a charge to income if it is both probable that an asset has been impaired or that a liability has been incurred and that the amount of the loss can be reasonably estimated.

Foreign Currency Translation

The Company transacts business globally and is subject to risks associated with fluctuating foreign exchange rates. More than 50% of the Company’s consolidated revenue is derived from sales outside the U.S. This revenue is generated primarily from sales subsidiaries operating outside the U.S. in their respective countries and surrounding geographic areas. This revenue is primarily denominated in each subsidiary’s local functional currency, although certain sales are denominated in other currencies, including U.S. dollars or the Euro. These subsidiaries incur most of their expenses (other than intercompany expenses) in their local functional currencies. These currencies include Euros, British Pounds, Swiss Francs and Japanese Yen.

The geographic areas outside the U.S. in which the Company operates are generally not considered to be highly inflationary. Nonetheless, these foreign operations are sensitive to fluctuations in currency exchange rates arising from, among other things, certain intercompany transactions that are generally denominated in U.S. dollars rather than their respective functional currencies. The Company’s operating results, assets and liabilities are subject to the effect of foreign currency translation when the operating results and the assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars in the Company’s consolidated financial statements. The assets and liabilities of the Company’s foreign subsidiaries are translated from their respective functional currencies into U.S. dollars based on the translation rate in effect at the end of the related reporting period. The operating results of the Company’s foreign subsidiaries are translated to

3D Systems Corporation

Notes to Consolidated Financial Statements — (Continued)

U.S. dollars based on the average conversion rate for the related period. Gains and losses resulting from these conversions are recorded in other comprehensive income (loss) in the consolidated balance sheets.

Gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than the functional currency of the Company or a subsidiary) are included in the consolidated statements of operations and other comprehensive income (loss), except for intercompany receivables and payables for which settlement is not planned or anticipated in the foreseeable future, which are included as a component of accumulated other comprehensive income (loss) in the consolidated balance sheets.

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

The Company does not purchase, hold or sell derivative financial instruments for trading or speculative purposes. The Company has elected not to prepare and maintain the documentation to qualify for hedge accounting treatment under ASC 815, “Derivatives and Hedging,” and therefore, all gains and losses (realized or unrealized) related to derivative instruments are recognized in interest and other income (expense), net in the consolidated statements of operations and depending on the fair value at the end of the reporting period, derivatives are recorded either in prepaid and other current assets or in accrued liabilities in the consolidated balance sheets.

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

The dollar equivalent of the foreign currency contracts and their related fair values as of December 31, 2010 and 2009 were as follows:

	Foreign Currency
	Purchase Contracts
	2010	2009
	(In thousands)

Notional amount	$—	$1,587
Fair value	—	1,563

Net unrealized loss	$—	$24

The net fair value of all foreign exchange contracts at December 31, 2010 and 2009 reflected a net unrealized loss of $0 and $24, respectively. The foreign currency contracts outstanding at December 31, 2009 expired at various times between January 6, 2010 and February 3, 2010. See Note 20 to the consolidated financial statements.

The total impact of foreign currency related items on the consolidated statements of operations was a net loss of $319 for 2010, a net loss of $104 for 2009 and a net gain of $401 for 2008.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising expenses were $816, $523 and $1,250 for the years ended December 31, 2010, 2009 and 2008, respectively.

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

Equity Compensation Plans

The Company maintains stock-based compensation plans that are described more fully in Note 14 to the Consolidated Financial Statements. Under the fair value recognition provisions of ASC 718, “Compensation — Stock Compensation,” stock-based compensation is estimated at the grant date based on the fair value of the awards expected to vest and recognized as expense ratably over the requisite service period of the award.

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

3D Systems Corporation

Notes to Consolidated Financial Statements — (Continued)

Income taxes are accounted for under the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax benefit carryforwards. Deferred income tax liabilities and assets at the end of each period are determined using enacted tax rates.

The Company provides a valuation allowance for those jurisdictions in which the expiration date of tax benefit carryforwards or projected taxable earnings leads the Company to conclude that it is not likely that it will be able to realize the tax benefit of those carryforwards.

During the fourth quarter of 2010, based upon the Company’s recent results of operations and its expected profitability in the future, the Company concluded that it is more likely than not that a portion of its U.S. net deferred tax assets will be realized.

The Company applies ASC 740 to determine the impact of an uncertain tax position on the income tax returns. In accordance with ASC 740, this impact must be recognized at the largest amount that is more likely than not to be required to be recognized upon audit by the relevant taxing authority.

The Company includes interest and penalties accrued in the consolidated financial statements as a component of income tax expense.

See Note 21 to the consolidated financial statements.

Recent Accounting Pronouncements

In October 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force,” to provide amendments to the criteria in Subtopic 609-24 of the Codification for separating consideration into multiple-deliverable revenue arrangements. ASU 2009-13 establishes a selling price hierarchy for determining the selling price of each specific deliverable, which includes vendor-specific objective evidence (“VSOE”) if available, third party evidence if VSOE is not available or estimated selling price if neither VSOE nor third party evidence is available. ASU 2009-13 also eliminates the residual method for allocating revenue between the elements of an arrangement and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the arrangement proportionally to each deliverable on the basis of each deliverable’s selling price. This Update expands the disclosure requirements regarding a vendor’s multiple-deliverable revenue arrangements. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. This standard will become effective for the Company beginning in January 2011 and will impact the timing of revenue recognition and the allocation of discounts for multiple element sales. ASU 2009-13 requires the discount on a multiple element sale to be allocated ratably, which may accelerate the timing of recognizing revenue on certain elements. As a result, the gross profit margins allocated to each revenue category may shift among revenue categories; however, overall gross profit margin will not be impacted in the Company’s consolidated financial statements. The impact of adoption will result in a positive impact on the gross profit margin of printers and other products, which will be offset by a negative impact on materials and services gross profit margins.

In October 2009, the FASB issued ASU 2009-14, “Certain Revenue Arrangements That Include Software Elements — a consensus of the FASB Emerging Issues Task Force.” This Update removes tangible products containing software components and nonsoftware components that function together to deliver the tangible product’s essential functionality from the scope of the software revenue guidance in Subtopic 985-605 of the Codification. Additionally, ASU 2009-14 provides guidance on how a vendor should allocate arrangement consideration to deliverables in an arrangement that includes both tangible products and software that is not essential to the product’s functionality. ASU 2009-14 requires the same expanded disclosures that are included

3D Systems Corporation

Notes to Consolidated Financial Statements — (Continued)

within ASU 2009-13. ASU 2009-14 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. A company is required to adopt the amendments in both ASU 2009-13 and ASU 2009-14 in the same period using the same transition method. This update may allow some companies to recognize revenue on transactions that involve multiple deliverables earlier than under previous standards. This standard will become effective for the Company beginning in January 2011 and is not expected to have a significant impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06 “Improving Disclosures about Fair Value Measurements”, which is an update to Topic 820, “Fair Value Measurement and Disclosures.” This Update establishes further disclosure requirements regarding transfers in and out of levels 1 and 2, and activity in level 3 fair value measurements. In addition, companies will be required to disclose quantitative information about the inputs used in determining fair values. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the new Level 3 disclosures, which become effective after December 15, 2010. The Company adopted ASU 2010-06 on January 1, 2010 and the adoption had no impact on the Company’s financial position or results of operations as it only amends required disclosures.

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

In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” This Update is intended to provide financial statement users with additional information to assist them in assessing credit risk exposures and the adequacy of the allowance for credit losses. ASU 2010-20 is effective for interim and annual reporting periods ending on and after December 15, 2010. The standard became effective for the Company starting in December 2010 and the impact of adoption did not have a significant impact on its consolidated financial statements.

In December 2010, the FASB issued ASU 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations.” This Update amends and clarifies the acquisition date to be used for reporting pro forma financial disclosures when comparative financial statements are presented. In addition it requires a description of the nature of and amount of any material, non-recurring pro forma adjustments directly attributable to the business combination. ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with early adoption permitted. The standard will become effective for the Company beginning in January 2011 and will not have an impact on the Company’s financial position or results of operations as it only amends required disclosures.

No other new accounting pronouncements issued or effective during 2010 have had or are expected to have an impact on the Company’s consolidated financial statements.

Note 3	Acquisitions

Fiscal Year 2010 Acquisitions

On February 16, 2010, the Company acquired the assets of Moeller Design and Development, Inc. (“Moeller Design”) in Seattle, Washington. Moeller Design is a provider of premium precision investment casting services and prototyping for aerospace and medical device applications. The Company acquired Moeller Design for its premium parts capabilities and to expand the geographic footprint of its 3Dpropartstm service to the West Coast. Moeller Design has been integrated into the Company’s 3Dpropartstm service. The fair value of the consideration paid for this acquisition was $3,600 and was allocated to the assets purchased

3D Systems Corporation

Notes to Consolidated Financial Statements — (Continued)

and liabilities assumed based on their estimated fair values as of the acquisition date. In addition, there was a bargain purchase gain for $37. Of the $3,600 consideration, $2,600 was paid in cash and $1,000 was paid in shares of the Company’s common stock. These shares were issued in a private transaction exempt from registration under the Securities Act of 1933.

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

On April 6, 2010, the Company acquired the assets of Design Prototyping Technologies, Inc. (“DPT”) in Syracuse, New York. DPT is a provider of fast turnaround functional parts and prototypes. The Company acquired DPT to enhance its online offerings for its 3Dpropartstm service. DPT has been integrated into the Company’s 3Dpropartstm service. The fair value of the consideration paid for this acquisition was $3,600 and was allocated to the assets purchased and liabilities assumed based on their estimated fair values as of the acquisition date. Of the $3,600 consideration, $3,000 was paid in cash and $600 was paid in shares of the Company’s common stock. These shares were issued in a private transaction exempt from registration under the Securities Act of 1933.

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

On July 7, 2010, the Company acquired the assets of CEP S.A. and its affiliate, Protometal S.A. (collectively “CEP”), rapid prototyping and printed part service providers located in Joué l’Abbé, France. The Company acquired CEP to augment and expand its 3Dpropartstm business in Europe. CEP has been integrated into the Company’s 3Dpropartstm service. The fair value of the consideration paid for this acquisition, net of cash acquired, was $3,502 and was allocated to the assets purchased and liabilities assumed based on their estimated fair values as of the acquisition date. Of the $3,502 consideration, $2,426 was paid in cash and $1,076 was paid in shares of the Company’s common stock. These shares were issued in a private transaction exempt from registration under the Securities Act of 1933.

In connection with the CEP acquisition, the Company entered into lease agreements, pursuant to which the Company agreed to lease the facilities at which CEP’s operations are conducted. The lease’s current terms extend until December 31, 2011, at which point the Company has renewal options extending until 2020.

On September 16, 2010, the Company acquired the assets of Express Pattern, Inc. (“Express Pattern”) in Vernon Hills, Illinois. Express Pattern is a provider of rapid prototyping, direct patterns for investment casting and manufacturing services. The Company acquired Express Pattern as part of the Company’s continued expansion of its 3Dpropartstm service. Express Pattern has been integrated into the Company’s 3Dpropartstm service. The fair value of the consideration paid for this acquisition was $1,650 and was allocated to the assets purchased and liabilities assumed based on their estimated fair values as of the acquisition date. Of the $1,650 consideration, $1,400 was paid in cash and $250 was paid in shares of the Company’s common stock. These shares were issued in a private transaction exempt from registration under the Securities Act of 1933.

On October 5, 2010, the Company acquired the shares of Bits From Bytes Limited (“Bits From Bytes”) located near Bristol, England. Bits From Bytes is a producer of personal 3D printers and printer kits. Bits From Bytes has been integrated into the Company. Based on the exchange rate at the date of acquisition, the fair value of the consideration paid for this acquisition, net of cash acquired, was $2,185, of which $1,592 was

3D Systems Corporation

Notes to Consolidated Financial Statements — (Continued)

paid in cash and $593 was paid in shares of the Company’s common stock. These shares were issued in a private transaction exempt from registration under the Securities Act of 1933.

Subject to the terms and conditions of the acquisition agreement, the sellers have the right to earn an additional amount of up to a maximum of approximately $16,651, based on the exchange rate at the date of acquisition, pursuant to an earnout formula set forth in the acquisition agreement for a period of three years which commenced on October 1, 2010. As of December 31, 2010, an accrued liability of $2,200 was recorded for this earnout. The earnout was determined to be acquisition consideration and therefore is reflected as part of goodwill.

On October 12, 2010, the Company acquired the shares of Provel, S.r.l. (“Provel”). Provel is an Italian provider of rapid protyping, tooling and printed parts services located near Turin, Italy. The Company acquired Provel as part of its continued expansion of its 3Dpropartstm service in Europe. Provel has been integrated into the Company’s 3Dpropartstm service. Based on the exchange rate at the date of acquisition, the fair value of the consideration paid for this acquisition, net of cash acquired, was $11,955, of which $6,848 was paid in cash and $1,387 was paid in shares at closing, with a future installment of $3,720 due October 2011. The shares were issued in a private transaction exempt from registration under the Securities Act of 1933.

Subject to the terms and conditions of the acquisition agreement, the sellers have the right to earn an additional amount up to approximately $1,392, based on the exchange rate at the date of acquisition, pursuant to an earnout formula set forth in the acquisition agreement, for a period of twelve months, which is expected to commence on February 1, 2011. The fair value of consideration was allocated to the assets purchased and liabilities assumed based on their estimated fair values as of the date of acquisition. As of December 31, 2010, an accrued liability of $1,096 was recorded for the earnout. The earnout was determined to be acquisition consideration and therefore is reflected as part of goodwill.

Provel S.r.l., the only significant acquisition, has been recorded in the Services category of the Company’s consolidated financial statements since the date of acquisition. Revenue for Provel was $1,117 and operating income was $257.

If Provel had been included in the Company’s results of operations since January 1, 2009, the consolidated revenue for 2010 and 2009 would have been $163,965 and $119,005, respectively. Net income would have been $20,056 and $1,214 for 2010 and 2009. The unaudited pro forma results provided reflect certain adjustments related to the acquisitions, such as amortization expense on intangible assets acquired, and do not include any cost synergies or other effects of the integration of the acquisition. These pro forma amounts are not necessarily indicative of the results that would have occurred if the acquisition had been completed at the beginning of 2009, nor are they indicative of the future operating results from the combined companies.

All the other acquisitions the Company completed in 2009 and 2010 were not material, either individually or in aggregate; therefore, no pro forma financial information is provided for these acquisitions. Acu-Cast Technologies, AdvaTech Manufacturing, Moeller Design and Development, Inc., Design Prototyping Technologies, Inc, CEP S.A., Protometal S.A. and Express Pattern, Inc. have been recorded in the Services category in the Company’s consolidated financial statements since the date of acquisition. Bits From Bytes Limited has been recorded in the Printers and other products category in the Company’s consolidated financial statements since the date of acquisition.

The acquisition of National RP Support, Inc. in January 2011 was not material; therefore, no pro forma financial information is provided for this acquisition.

3D Systems Corporation

Notes to Consolidated Financial Statements — (Continued)

The amounts related to the acquisition of these businesses were allocated to the assets acquired and the liabilities assumed as follows:

December 31,
2010
(In thousands)

Property and equipment	$5,523
Intangible assets	25,932
Other assets, net of cash acquired and liabilities assumed	(4,926)
Gain from bargain purchase	(37)

Net assets acquired	$26,492

Subsequent Acquisitions

On January 5, 2011, the Company acquired the assets of National RP Support, Inc. (“NRPS”). NRPS, located in Pella, Iowa, is a leading provider of customer support services and a factory-authorized source of parts, maintenance, and other services for 3D Systems’ equipment. The Company is in the process of integrating NRPS. The fair value of the consideration paid for this acquisition was $5,550 and will be allocated to the assets purchased and liabilities assumed based on their estimated fair values as of the acquisition date. Due to the timing of this acquisition, at the time of this filing the Company is in the process of allocating the fair value of assets purchased, liabilities assumed and other intangibles identified as of the acquisition date, with any excess to be recorded as goodwill.

Fiscal 2009 Acquisitions

On October 1, 2009, the Company acquired the assets of Acu-Cast Technologies in Lawrenceburg, Tennessee, a service bureau that provides various prototypes and end-use parts built using the Company’s SLA® systems. Acu-Cast Technologies also operates a plaster casting foundry and offers a broad variety of finishing options for printed parts services. The Company acquired Acu-Cast Technologies for its breadth of product and finishing offerings. Acu-Cast Technologies has been integrated into the Company’s 3Dpropartstm service. As of December 31, 2009, a liability was recorded for deferred purchase price payment of $1,329 cash and $1,000 in shares of the Company’s common stock. This deferred payment was determined to be acquisition consideration and therefore was reflected as part of goodwill. These deferred cash and stock payments were paid in 2010. These shares were issued in a private transaction exempt from registration under the Securities Act of 1933.

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

December 31, 2009
(In thousands)

Property and equipment	$4,324
Intangible assets	1,168
Other assets, net of cash acquired and liabilities assumed	(1,394)

Net assets acquired	$4,098

3D Systems Corporation

Notes to Consolidated Financial Statements — (Continued)

Note 4	Inventories

Components of inventories, net at December 31, 2010 and 2009 are as follows:

	2010	2009
	(In thousands)

Raw materials	$6,742	$2,294
Work in process	195	253
Finished goods	19,079	18,524

Total cost	26,016	21,071
Less: reserves	(2,205)	(2,693)

Inventories, net	$23,811	$18,378

The balances of parts in inventory at December 31, 2010 and 2009 were $8,718 and $10,890, respectively.

Note 5	Property and Equipment

Property and equipment at December 31, 2010 and 2009 are summarized as follows:

	2010	2009	Useful Life
	(In thousands)		(In years)

Land	$152	$152	N/A
Building	9,574	9,454	25
Machinery and equipment	30,460	23,418	3-7
Capitalized software — ERP	3,143	3,096	5
Office furniture and equipment	3,051	3,358	5
Leasehold improvements	5,504	4,941	Life of Lease	(1)
Rental equipment	506	1,079	5
Construction in progress	980	1,243	N/A

Total property and equipment	53,370	46,741
Less: Accumulated depreciation and amortization	(25,701)	(21,952)

Total property and equipment, net	$27,669	$24,789

(1)	Leasehold improvements are amortized on a straight-line basis over the shorter of (i) their estimated useful lives and (ii) the estimated or contractual life of the related lease.

Depreciation expense for 2010, 2009 and 2008 was $6,118, $4,882 and $4,872, respectively.

Capitalized leases related to buildings had a cost of $8,496 at December 31, 2010 and 2009. Capitalized leases related to office furniture and equipment had a cost of $542 at December 31, 2010 and 2009.

For each of the years ended December 31, 2010, 2009 and 2008, the Company recognized software amortization expense of $537 for enterprise resource planning (“ERP”) system capitalization costs.

3D Systems Corporation

Notes to Consolidated Financial Statements — (Continued)

Note 6	Intangible Assets

Intangible assets other than goodwill at December 31, 2010 and December 31, 2009 are as follows:

	2010			2009
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net
	(In thousands)

Licenses	$5,875	$(5,875)	$—	$5,875	$(5,586)	$289
Patent costs	16,296	(13,632)	2,664	16,069	(13,450)	2,619
Acquired technology	11,064	(10,304)	760	10,367	(10,367)	—
Internally developed software	9,984	(8,936)	1,048	8,968	(8,968)	—
Customer relationships	10,253	(300)	9,953	561	(10)	551
Non-compete agreements	3,875	(840)	3,035	803	(652)	151
Trade names	883	(68)	815	30	(6)	24
Other	974	(974)	—	806	(806)	—

Total	$59,204	$(40,929)	$18,275	$43,479	$(39,845)	$3,634

During 2010, 2009 and 2008, the Company capitalized $302, $223 and $297, respectively, for costs incurred to acquire, develop and extend patents in the United States and various other countries. Amortization of such previously capitalized patent costs was $474 in 2010, $829 in 2009 and $787 in 2008.

At December 31, 2010, the gross acquired technology balance was $11,064. Acquired technology increased $697 in 2010 from $10,367 in 2009 due to the addition of technology through acquisitions. The related accumulated amortization decreased $63, net of foreign currency exchange impacts.

The Company had $14,851 and $726 of other net intangible assets, including internally developed software and non-compete agreements from acquisitions, as of December 31, 2010 and 2009, respectively. Acquisition activities during the year ended December 31, 2010 yielded $16,108 of other intangible assets. Amortization expense related to such intangible assets was $928, $175 and $1,017 for the years ended December 31, 2010, 2009 and 2008, respectively.

Annual amortization expense for intangible assets is expected to be $1,649 in 2011, $1,616 in 2012, $1,595 in 2013, $1,588 in 2014 and $1,479 in 2015.

3D Systems Corporation

Notes to Consolidated Financial Statements — (Continued)

Note 7	Goodwill

The following are the changes in the carrying amount of goodwill by geographic reporting unit:

			Asia-
	U.S.	Europe	Pacific	Total
	(In thousands)

Balance at January 1, 2009	$18,605	$22,475	$6,930	$48,010
Effect of foreign currency exchange rates	—	312	—	312
Goodwill acquired through acquisitions	408	—	—	408

Balance at December 31, 2009	19,013	22,787	6,930	48,730
Effect of foreign currency exchange rates	—	415	—	415
Goodwill acquired through acquisitions	934	8,899	—	9,833

Balance at December 31, 2010	$19,947	$32,101	$6,930	$58,978

The effect of foreign currency exchange rates in this table reflects the impact on goodwill of amounts recorded in currencies other than the U.S. dollar on the financial statements of subsidiaries in these geographic areas resulting from the yearly effect of foreign currency translation between the applicable functional currency and the U.S. dollar. The remaining goodwill for Europe and the entire amount of goodwill for Asia-Pacific represent amounts allocated in U.S. dollars from the U.S. to those geographic areas for financial reporting purposes.

Note 8	Employee Benefits

The Company sponsors a Section 401(k) plan (the “Plan”) covering substantially all its eligible U.S. employees. The Plan entitles eligible employees to make contributions to the Plan after meeting certain eligibility requirements. Contributions are limited to the maximum contribution allowances permitted under the Internal Revenue Code. The Company matches 50% of the employee contributions up to a maximum of $3 as set forth in the Plan. The Company may also make discretionary contributions to the Plan, which would be allocable to participants in accordance with the Plan. For the years ended December 31, 2010, 2009 and 2008, the Company expensed $224, $187 and $206, respectively, for matching contributions to the Plan.

Note 9	Accrued and Other Liabilities

Accrued liabilities at December 31, 2010 and 2009 are as follows:

	2010	2009
	(In thousands)

Compensation and benefits	$6,786	$3,680
Vendor accruals	2,259	1,197
Accrued professional fees	451	642
Accrued taxes	3,102	2,400
Royalties payable	439	244
Accrued interest	48	50
Contractual obligations due to acquisitions	4,356	2,224
Non-contractual obligation to repurchase	27	—
Accrued other	501	677

	$17,969	$11,114

3D Systems Corporation

Notes to Consolidated Financial Statements — (Continued)

Other liabilities at December 31, 2010 and 2009 are summarized below:

	2010	2009
	(In thousands)

Defined benefit pension obligation. See Note 16	$3,394	$3,237
Long-term tax liability	756	645
Earnouts related to acquisitions	2,660	—
Other long-term liabilities	3,151	62

Total	$9,961	$3,944

Note 10	Hedging Activities and Financial Instruments

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

The carrying amounts and fair values of the Company’s other financial instruments at December 31, 2010 and 2009 were as follows:

	2010		2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Grand Junction note receivable	$1,267	$1,374	$1,126	$1,134

In December 2008, the Company sold its Grand Junction, Colorado facility for $5,500, consisting of $3,500 of cash proceeds (before deducting closing costs) and a zero interest five-year promissory note from the buyer. The Company discounted the note receivable by $1,017, reducing the net gain on the sale to $636. In accordance with ASC 360.20 “Real Estate Sales,” the Company has not recognized this gain on the sale of its Grand Junction facility as of December 31, 2010. The carrying value of the long-term receivable, net of the discount and deferred gain is recorded in “Other assets, net.” None of the gain will be recognized until the earlier of (i) the sale of the property securing the note by the buyer, or (ii) repayment of the promissory note by the buyer.

The note is secured by (i) a guarantee from the principals of the entity that purchased the facility and (ii) a second deed of trust on the facility. There are no past due amounts outstanding on the note as of December 31, 2010, and accordingly, the Company has not recorded an allowance for credit losses or impairment charges.

The fair value of the Grand Junction note receivable was calculated at December 31, 2010 and 2009 by discounting the remaining payments using a discount rate of 14.49% and 15.67%, respectively. This rate was derived by taking the risk-free interest rate for similar maturities and adding an estimated risk premium intended to reflect the credit risk.

The foregoing estimates are subjective and involve uncertainties and matters of significant judgment. Changes in assumptions could significantly affect the Company’s estimates.

The Company conducts business in various countries using both the functional currencies of those countries and other currencies to effect cross border transactions. As a result, the Company is subject to the risk that fluctuations in foreign exchange rates between the dates that those transactions are entered into and their respective settlement dates will result in a foreign exchange gain or loss. When practicable, the Company endeavors to match assets and liabilities in the same currency on its balance sheet and those of its subsidiaries

3D Systems Corporation

Notes to Consolidated Financial Statements — (Continued)

in order to reduce these risks. When appropriate, the Company enters into foreign currency contracts to hedge exposures arising from those transactions. The Company has elected not to prepare and maintain the documentation to qualify for hedge accounting treatment under ASC 815, “Derivatives and Hedging,” and therefore, all gains and losses (realized or unrealized) are recognized in “Interest and other expense, net” in the consolidated statements of operations and other comprehensive income (loss). Depending on their fair value at the end of the reporting period, derivatives are recorded either in prepaid expenses and other current assets or in accrued liabilities on the consolidated balance sheet.

There were no foreign currency contracts outstanding at December 31, 2010. The foreign currency contracts outstanding at December 31, 2009 expired at various times between January 6, 2010 and February 3, 2010.

At December 31, 2009, these contracts included contracts for the purchase of currencies other than the U.S. dollar. The dollar equivalents of the foreign currency contracts and the related fair values as of December 31, 2010 and December 31, 2009 were as follows:

	Foreign Currency
	Purchase Contracts
	2010	2009
	(In thousands)

Notional amount	$—	$1,587
Fair value	—	1,563

Net unrealized loss	$—	$24

The total impact of foreign currency related items on the consolidated statements of operations and other comprehensive income (loss) were losses of $319 and $104 for 2010 and 2009, respectively and a gain of $401 for 2008.

Note 11	Borrowings

Industrial revenue bonds and interest expense

The Company’s Grand Junction, Colorado facility was financed by industrial revenue bonds in the original aggregate principal amount of $4,900. Upon the sale of the facility in December 2008, the Company fully collateralized the repayment of the industrial revenue bonds, including interest and other amounts due through the redemption date, with a portion of the sale proceeds and the $1,200 of restricted cash previously held by the trustee.

The Company redeemed the remaining outstanding bonds, plus accrued interest through the redemption date, in accordance with their terms on January 28, 2009.

Interest expense totaled $587 in 2010, compared to $618 in 2009 and $918 in 2008, while interest income totaled $32 in 2010, compared to $9 in 2009 and $526 in 2008, all reflecting the combined effect of lower interest rates, higher cash balances and the repayment of the industrial revenue bonds in 2009. For 2010 and 2009, interest expense related to capital leases. For 2008, the portion of interest expense related to capital leases was $612.

Note 12	Lease Obligations

The Company leases certain of its facilities and equipment under capitalized leases and other facilities and equipment under non-cancelable operating leases. The leases are generally on a net-rent basis, under which the Company pays taxes, maintenance and insurance. Leases that expire at various dates through 2031

3D Systems Corporation

Notes to Consolidated Financial Statements — (Continued)

are expected to be renewed or replaced by leases on other properties. Rental expense for the years ended December 31, 2010, 2009 and 2008 aggregated $1,977, $1,707 and $1,900, respectively.

The Company’s future minimum lease payments as of December 31, 2010 under capitalized leases and non-cancelable operating leases, with initial or remaining lease terms in excess of one year, were as follows:

	Capitalized	Operating
	Leases	Leases
	(In thousands)

Years ending December 31:
2011	$790	$1,481
2012	707	1,014
2013	707	630
2014	706	407
2015	703	225
Later years	12,300	160

Total minimum lease payments	15,913	$3,917

Less amounts representing imputed interest	(7,634)

Present value of minimum lease payments	8,279
Less current portion of capitalized lease obligations	(224)

Capitalized lease obligations, excluding current portion	$8,055

Rock Hill Facility

The Company leases its current headquarters and research and development facility pursuant to a lease agreement with KDC-Carolina Investments 3, LP. After its initial term ending August 31, 2021, the lease provides the Company with the option to renew the lease for two additional five-year terms. The lease also grants the Company the right to cause KDC, subject to certain terms and conditions, to expand the leased premises during the term of the lease, in which case the term of the lease would be extended. The lease is a triple net lease and provides for the payment of base rent of $675 in 2011, $701 in 2012 through 2015, $715 in 2016, including a rent escalation in 2016, $743 in 2017 through 2020, and $758 in 2021. Under the terms of the lease, the Company is obligated to pay all taxes, insurance, utilities and other operating costs with respect to the leased premises. The lease also grants the Company the right to purchase the leased premises and undeveloped land surrounding the leased premises on terms and conditions described more particularly in the lease. This lease is recorded as a capitalized lease obligation under ASC 840, “Leases.” The implicit interest rate at December 31, 2010 and 2009 was 6.93%.

Furniture and Fixtures Lease

The Company maintains a lease financing with a financial institution covering office furniture and fixtures. In accordance with ASC 840, the Company has recorded this lease as a capitalized lease. The terms of the lease require the Company to make monthly payments through October 2011. The implicit interest rate at December 31, 2010 and 2009 was 8.05%.

Other Capital Lease Obligations

The Company leases other office equipment with lease terms through June 2015. In accordance with ASC 840, the Company has recorded these leases as capitalized leases. The implicit interest rate at December 31, 2010 was 1.55%.

3D Systems Corporation

Notes to Consolidated Financial Statements — (Continued)

Note 13	Preferred Stock

The Company had 5,000 shares of preferred stock that were authorized but unissued at December 31, 2010 and 2009. In connection with the stockholders’ rights plan approved by the Company’s Board of Directors in December 2008, 1,000 shares of such preferred stock were authorized as Series A Preferred Stock but were unissued at December 31, 2010.

Note 14	Stock-Based Compensation and Stockholders’ Rights Plan

Effective May 19, 2004, the Company adopted its 2004 Incentive Stock Plan (the “2004 Stock Plan”) and its 2004 Restricted Stock Plan for Non-Employee Directors (the “2004 Director Plan”). Effective upon the adoption of these Plans, all the Company’s previous stock option plans terminated, except with respect to options outstanding under those plans. As of December 31, 2010 and 2009, the aggregate number of shares of common stock underlying outstanding options issued under all previous stock option plans was 777 and 864, respectively, at an average exercise price per share of $8.67 and $9.20, respectively, with expiration dates through November 2013. All stock-based compensation expense for vested options was recognized prior to 2008.

In 2009, the maximum number of shares of common stock reserved for issuance under the 2004 Stock Plan was increased from 1,000 to 2,000. Total awards issued under this plan, net of repurchases, amounted to 142 shares of restricted stock in 2010, 314 shares of restricted stock in 2009, and 12 shares of restricted stock in 2008. The Company estimated the future value associated with awards granted in 2010, 2009 and 2008 as $3,688, $2,200 and $542, respectively, which is calculated based on the fair market value of the common stock on the date of grant less the amount paid by the recipient and is expensed over the vesting period of each award. The compensation expense recognized in 2010, 2009 and 2008 was $1,149, $1,044 and $1,216, respectively. Each of these awards was made with a vesting period of three years from the date of grant and required the recipient to pay the lesser of $1.00 for each share or an amount equal to ten percent of the fair market value of the Company’s common stock per share at the date of grant.

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

The 2004 Director Plan provides for the grant of up to 200 shares of common stock to non-employee directors (as defined in the Plan) of the Company, subject to adjustment in accordance with the terms of the Plan. The purpose of this Plan is to attract, retain and motivate non-employee directors of exceptional ability and to promote the common interests of directors and stockholders in enhancing the value of the Company’s common stock. Each non-employee director of the Company is eligible to participate in this Plan upon their election to the Board of Directors. The Plan provides for initial grants of 1 share of common stock to each newly elected non-employee director, annual grants of 3 shares of common stock as of the close of business on the date of each annual meeting of stockholders, and interim grants of 3 shares of common stock, or a pro rata portion thereof, to non-employee directors elected at meetings other than the annual meeting. The issue price of common stock awarded under this Plan is equal to the par value per share of the common stock. The Company accounts for the fair value of awards of common stock made under this Plan, net of the issue price, as director compensation expense in the period in which the award is made. During the years ended December 31, 2010, 2009 and 2008, the Company recorded $257, $146 and $221, respectively, as director

3D Systems Corporation

Notes to Consolidated Financial Statements — (Continued)

compensation expense in connection with awards of 18 shares in 2010, 21 shares in 2009 and 24 shares in 2008 of common stock made to the non-employee directors of the Company pursuant to this Plan.

As of December 31, 2010, 68 and 1,240 shares of common stock were available for future grants under the 2004 Director Plan and the 2004 Stock Plan, respectively. The status of the Company’s stock options is summarized below:

	2010		2009		2008
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price
	(Shares and options in thousands)

Outstanding at beginning of year	864	$9.20	886	$9.12	1,084	$8.78
Exercised	(79)	14.26	(15)	5.63	(161)	6.73
Lapsed or canceled	(8)	10.68	(7)	6.72	(37)	9.39

Outstanding at end of year	777	$8.67	864	$9.20	886	$9.12

Options exercisable at end of year	777		864		886
Shares available for future option grants(1)	1,240		1,368		662

(1)	Assumes the issuance of options permitted by the 2004 Incentive Stock Plan.

The following table summarizes information about stock options outstanding at December 31, 2010:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Options	Contractual	Exercise	Options	Exercise
Range:	Outstanding	Life (Years)	Price	Outstanding	Price
	(Options in thousands)

$5.00 to $9.99	590	2.68	$7.26	590	$7.26
$10.00 to $14.99	137	1.00	12.26	137	12.26
$15.00 to $19.99	50	0.53	15.52	50	15.52

	777	2.25	$8.67	777	$8.67

The intrinsic value of the Company’s 777 outstanding stock options amounted to $17,736 at December 31, 2010.

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

3D Systems Corporation

Notes to Consolidated Financial Statements — (Continued)

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

Note 15	Non-controlling Interest

In May 2009, the Company formed MQast, LLC (“MQast”), a joint venture with an unrelated third party. MQast is an online provider of rapid, high-quality complex metal parts. The Company initially held a 51% ownership interest in MQast, and MQast’s operating results were included in the 2009 consolidated financial statements. In accordance with ASC 810, “Consolidation,” the carrying value of the non-controlling interest was reported in the consolidated balance sheets as a separate component of equity, and both consolidated net income (loss) and comprehensive income (loss) have been adjusted to include the net income attributable to the non-controlling interest.

In March 2010, the Company exercised its call right and in connection therewith, the minority interest holder agreed to assign its 49% interest. As a result, MQast became a wholly-owned subsidiary, and at December 31, 2010, there was no longer any income or equity attributable to the non-controlling interest. The assignment of the 49% interest was not considered material to the Company’s consolidated financial statements.

Note 16	International Retirement Plan

The Company sponsors a non-contributory defined benefit pension plan for certain employees of a non-U.S. subsidiary initiated by a predecessor of the Company. The Company maintains insurance contracts that provide an annuity that is used to fund the current obligations under this plan. The net present value of that annuity was $2,394 and $2,320 as of December 31, 2010 and 2009, respectively. The net present value of that annuity is included in “Other assets, net” on the Company’s consolidated balance sheets at December 31, 2010 and 2009.

The following table provides a reconciliation of the changes in the projected benefit obligation for the years ended December 31, 2010 and 2009:

	2010	2009
	(In thousands)

Reconciliation of benefit obligations:
Obligations as of January 1	$3,293	$2,844
Service cost	155	173
Interest cost	174	164
Actuarial loss	94	86
Benefit payments	(54)	(54)
Effect of foreign currency exchange rate changes	(214)	80

Obligations as of December 31	$3,448	$3,293

Funded status as of December 31 (net of tax benefit)	$(3,448)	$(3,293)

The projected benefit obligation in the table above includes $94 and $86 of unrecognized net loss for the years ended December 31, 2010 and 2009, respectively. At December 31, 2010, the Company recorded this $94 loss, net of a $29 tax benefit, as a $65 adjustment to “Accumulated other comprehensive income” in

3D Systems Corporation

Notes to Consolidated Financial Statements — (Continued)

accordance with ASC 715, “Compensation — Retirement Benefits.” At December 31, 2009, the Company recorded the $86 loss, net of a $29 tax benefit, as a $57 adjustment to “Accumulated other comprehensive income.” At December 31, 2008, the Company recorded the $109 gain, net of a $29 tax provision, as an $80 adjustment to “Accumulated other comprehensive income.”

The Company has recognized the following amounts in the consolidated balance sheets at December 31, 2010 and 2009:

	2010	2009
	(In thousands)

Accrued liabilities	$54	$55
Other liabilities	3,394	3,238

Projected benefit obligation	3,448	3,293
Accumulated other comprehensive income	64	137

Total	$3,512	$3,430

The following projected benefit obligation and accumulated benefit obligation were estimated as of December 31, 2010 and 2009:

	2010	2009
	(In thousands)

Projected benefit obligation	$3,448	$3,293

Accumulated benefit obligation	$3,252	$3,084

The following table shows the components of net periodic benefit costs and other amounts recognized in other comprehensive income:

	2010	2009
	(In thousands)

Net periodic benefit cost:
Service cost	$155	$173
Interest cost	174	164

Total	$329	$337

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net loss	$65	$57

Total expense (income) recognized in net periodic benefit cost and other comprehensive income	$394	$394

The following assumptions are used to determine benefit obligations as of December 31:

	2010	2009

Discount rate	5.50%	5.75%
Rate of compensation	1.50%	1.50%

3D Systems Corporation

Notes to Consolidated Financial Statements — (Continued)

The following benefit payments, including expected future service cost, are expected to be paid:

(In thousands)

Estimated future benefit payments:
2011	$123
2012	126
2013	152
2014	155
2015	158
2016 through 2020	987

Note 17	Warranty Contracts

The Company provides product warranties for up to one year as part of sales transactions for certain of its printers. Warranty revenue is recognized ratably over the term of the warranties, which is the period during which the related costs are incurred. This warranty provides the customer with maintenance on the equipment during the warranty period and provides for certain repair, labor and replacement parts that may be required. In connection with this activity, the Company recognized warranty revenue and incurred warranty costs as shown in the table below:

Warranty Revenue Recognition

	Beginning Balance	Warranty	Warranty	Ending Balance
	Deferred Warranty	Revenue	Revenue	Deferred Warranty
	Revenue	Deferred	Recognized	Revenue
	(In thousands)

Year Ended December 31,
2010	$2,677	$5,941	$(4,185)	$4,433
2009	3,075	3,417	(3,815)	2,677
2008	4,340	5,058	(6,323)	3,075

Warranty Costs Incurred

		Labor and
	Materials	Overhead	Total
	(In thousands)

Year Ended December 31,
2010	$1,330	$2,668	$3,998
2009	1,288	2,476	3,764
2008	2,580	3,619	6,199

Note 18	Computation of Net Income (Loss) per Share

The Company presents basic and diluted earnings (loss) per share (“EPS”) amounts. Basic EPS is calculated by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the applicable period. Diluted EPS is calculated by dividing net income (loss) available to 3D Systems’ common stockholders by the weighted average number of common and common equivalent shares outstanding during the applicable period. The following table is a reconciliation of

3D Systems Corporation

Notes to Consolidated Financial Statements — (Continued)

the numerator and denominator of the basic and diluted income (loss) per share computations for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
	(In thousands, except per share amounts)

Numerator:
Net income (loss) available to 3D Systems common stockholders: numerator for basic net income (loss) per share	$19,566	$1,066	$(6,154)
Add: Effect of dilutive securities
Stock options, other equity compensation, convertible redeemable preferred stock and debentures	—	—	—

Net income (loss) available to 3D Systems common stockholders: numerator for dilutive net income (loss) per share	$19,566	$1,066	$(6,154)

Denominator:
Denominator for basic net income (loss) per share: weighted average shares	23,084	22,544	22,352
Add: Effect of dilutive securities
Stock options, other equity compensation, convertible redeemable preferred stock and debentures	380	61	—

Denominator for dilutive net income (loss) per share(1)	23,464	22,605	22,352

Income (loss) per share
Basic	$0.85	$0.05	$(0.28)

Diluted	$0.83	$0.05	$(0.28)

(1)	The average outstanding diluted shares calculation excludes options covering 354 shares in 2009 and 315 shares in 2008 with an exercise price that exceeds the average market price of shares during the period, since the effect of their inclusion would have been anti-dilutive resulting in a reduction to the net earnings (loss) per share.

For the year ended December 31, 2008, potentially dilutive shares of 531 were excluded from the calculation of potentially dilutive shares for that year because their effect would have been anti-dilutive.

Note 19	Supplemental Cash Flow Information

	2010	2009	2008
	(In thousands)

Interest payments	$589	$622	$939
Income tax (receipts) payments	711	(541)	692
Non-cash items:
Transfer of equipment from inventory to property and equipment(a)	2,484	1,323	4,615
Transfer of equipment to inventory from property and equipment(b)	265	915	2,395
Issuance of stock for acquisition of businesses	5,895	—	—

3D Systems Corporation

Notes to Consolidated Financial Statements — (Continued)

(a)	Inventory is transferred from inventory to property and equipment at cost when the Company requires additional machines for training, demonstration, short-term rentals and use in its 3Dpropartstm service.

(b)	In general, an asset is transferred from property and equipment into inventory at its net book value when the Company has identified a potential sale for a used machine. The machine is removed from inventory upon recognition of the sale.

Note 20	Fair Value Measurements

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements as of:
	December 31, 2010				December 31, 2009
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)

Description
Cash equivalents(1)	$22,045	$—	$—	$22,045	$19,481	$—	$—	$19,481
Currency derivative contracts	—	—	—	—	1,563	—	—	1,563

Total	$22,045	$—	$—	$22,045	$21,044	$—	$—	$21,044

(1)	Cash equivalents include funds held in money market instruments and are reported at their current carrying value which approximates fair value due to the short-term nature of these instruments and are included in cash and cash equivalents in the consolidated balance sheet.

The Company did not have any transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy during the quarter or year ended December 31, 2010.

3D Systems Corporation

Notes to Consolidated Financial Statements — (Continued)

The fair market value of Level 1 currency derivative contracts at December 31, 2010 and December 31, 2009 was as follows:

	Foreign Currency
	Purchase Contracts
	2010	2009
	(In thousands)

Notional amount	$—	$1,587
Fair value	—	1,563

Net unrealized loss	$—	$24

In addition to the financial assets and liabilities included in the above tables, certain of our non-financial assets and liabilities are to be initially measured at fair value on a non-recurring basis. This includes items such as non-financial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) and non-financial, long-lived assets measured at fair value for an impairment assessment. In general, non-financial assets and liabilities including goodwill, other intangible assets and property and equipment are measured at fair value when there is an indication of impairment and are recorded at fair value only when impairment is recognized. The Company has not recorded any impairments related to such assets and has had no other significant non-financial assets or non-financial liabilities requiring adjustments or write-downs to fair value as of December 31, 2010 and 2009.

Note 21	Income Taxes

The components of the Company’s income (loss) before income taxes are as follows:

	2010	2009	2008
	(In thousands)

Income (loss) before income taxes:
Domestic	$15,273	$(734)	$(11,047)
Foreign	4,466	2,647	5,187

Total	$19,739	$1,913	$(5,860)

The components of income tax provision for the years ended December 31, 2010, 2009 and 2008 are as follows:

	2010	2009	2008
		(In thousands)

Current:
U.S. federal	$(81)	$(41)	$(97)
State	123	—	17
Foreign	1,366	506	617

Total	1,408	465	537

Deferred:
U.S. federal	(1,050)	—	—
State	(82)	—	—
Foreign	(103)	309	(243)

Total	(1,235)	309	(243)

Total income tax provision	$173	$774	$294

3D Systems Corporation

Notes to Consolidated Financial Statements — (Continued)

The overall effective tax rate differs from the statutory federal tax rate for the years ended December 31, 2010, 2009 and 2008 as follows:

	2010	2009	2008

% of Pretax Income (Loss)
Tax provision based on the federal statutory rate	35.0%	35.0%	35.0%
Release of valuation allowances	(5.9)	—	—
Use of valuation allowances against U.S. taxable income	(33.0)	(96.3)	(46.0)
Deemed income related to foreign operations	2.8	109.3	(23.9)
Non-deductible expenses	0.3	1.3	3.4
State taxes, net of federal benefit, before valuation allowance	2.8	(1.4)	6.5
Impact of foreign tax settlement(1)	—	(2.7)	21.4
Return to provision adjustments, foreign current and deferred balances	0.4	(2.3)	(2.4)
Foreign income tax rate differential	(2.3)	(3.8)	2.7
Other(1)	0.8	1.4	(1.2)

Effective tax rate	0.9%	40.5%	(4.5)%

(1)	2008 amounts have been reclassified to conform with 2009 presentation.

The difference between the Company’s effective tax rate for 2010 and the federal statutory rate resulted primarily from changes in valuation allowances. These comprised:

•	The release of valuation allowances against certain U.S. deferred tax assets. This release was based upon the Company’s recent results of operations and its expected profitability in future years. The Company concluded, during the fourth quarter of 2010, that it is more likely than not that a portion of its net U.S. deferred tax assets will be realized. As a result, in accordance with ASC 740, $3,000 of the valuation allowance applied to such net deferred tax assets was reversed. This reversal resulted in a non-cash income tax benefit of $1,162.

•	Other changes in valuation allowances as a result of utilizing U.S. loss carryforwards, which had a full valuation allowance against them, to eliminate all federal and most state income tax expense otherwise arising.

The difference between the Company’s effective tax rate for 2009 and the federal statutory rate resulted primarily from changes in valuation allowances and from the impact of deemed income related to foreign operations. The difference between the Company’s effective tax rate for 2008 and the federal statutory rate resulted primarily from the favorable settlement of a tax audit for the years 2000 to 2005 with a foreign tax authority, the impact of deemed income related to foreign operations and changes in the valuation allowances.

In 2010, the Company’s valuation allowance against net deferred income tax assets decreased by $4,054. This decrease consisted of a $4,059 decrease against the U.S. deferred income tax assets and a $5 increase against foreign deferred income tax assets. The decrease in the valuation allowance against the net U.S. deferred income tax assets resulted primarily from the increase in the Company’s domestic net operating income and from the release of a portion of the valuation allowances against U.S. net deferred tax assets.

In conjunction with the Company’s ongoing review of its actual results and anticipated future earnings, the Company reassesses the possibility of releasing the valuation allowance remaining, after the release discussed above, on its U.S. net deferred tax assets. Based upon this assessment, a further release of the valuation allowance may occur during 2011 or subsequent years. The required accounting for the release could involve significant tax amounts and it could impact earnings in the quarter in which it was deemed

3D Systems Corporation

Notes to Consolidated Financial Statements — (Continued)

appropriate to release the reserve. At December 31, 2010, the U.S. valuation allowance was approximately $34,580.

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

The components of the Company’s net deferred income tax assets and net deferred income tax liabilities at December 31, 2010 and 2009 are as follows:

	2010	2009
	(In thousands)

Deferred income tax assets:
Tax credit carryforwards	$6,177	$6,693
Net operating loss carryforwards	24,761	32,751
Reserves and allowances	2,584	2,248
Accrued liabilities	1,636	128
Stock options and awards	2,003	1,838
Deferred lease revenue	3	3
Property, plant and equipment	359	—

Gross deferred income tax assets	37,523	43,661
Valuation allowance	(34,673)	(38,727)

Total deferred income tax assets	2,850	4,934
Deferred income tax liabilities:
Intangibles	4,110	2,004
Property, plant and equipment	—	2,296

Total deferred income tax liabilities	4,110	4,300

Net deferred income tax assets (liabilities)	$(1,260)	$634

The Company’s net deferred income tax assets (liabilities) include both current and noncurrent amounts. Reserves and allowances, accrued liabilities and deferred lease revenue are classified as current. Portions of the tax credit carryforwards, net operating loss carryforwards and valuation allowances that would be available within the next year are classified as current, with the remainder of the balance classified as noncurrent. Stock option awards, property, plant and equipment and intangibles are also classified as noncurrent.

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

At December 31, 2010, $24,761 of the Company’s deferred income tax assets was attributable to $110,503 of net operating loss carryforwards, which consisted of $65,121 of loss carryforwards for

3D Systems Corporation

Notes to Consolidated Financial Statements — (Continued)

U.S. federal income tax purposes, $45,090 of loss carryforwards for U.S. state income tax purposes and $292 of loss carryforwards for foreign income tax purposes.

At December 31, 2009, $32,751 of the Company’s deferred income tax assets was attributable to $149,616 of net operating loss carryforwards, which consisted of $85,709 of loss carryforwards for U.S. federal income tax purposes, $63,632 of loss carryforwards for U.S. state income tax purposes and $275 of loss carryforwards for foreign income tax purposes.

The federal net operating loss carryforwards set forth above exclude deductions for the exercise of stock options. The net operating loss attributable to the excess of the tax deduction for the exercise of the stock options over the cumulative expense that would be recorded under ASC 718 in the financial statements is not recorded as a deferred income tax asset. The benefit of the excess deduction of $7,409 will be recorded to additional paid-in capital when the Company realizes a reduction in its current taxes payable.

At December 31, 2010 and 2009, approximately $5,897 of the federal net operating loss carryforwards were acquired as part of the DTM acquisition in 2001.

The net operating loss carryforwards for U.S. federal income tax purposes begin to expire in 2023, and certain loss carryforwards for U.S. state income tax purposes begin to expire in 2011. In addition, certain loss carryforwards for foreign income tax purposes begin to expire in 2027 and certain other loss carryforwards for foreign purposes do not expire. Ultimate utilization of these loss carryforwards depends on future taxable earnings of the Company and its subsidiaries.

At December 31, 2010, tax credit carryforwards included in the Company’s deferred income tax assets consisted of $3,050 of research and experimentation tax credit carryforwards for U.S. federal income tax purposes, $2,135 of such tax credit carryforwards for U.S. state income tax purposes, $474 of alternative minimum tax credit carryforwards for U.S. federal income tax purposes and $518 of other state tax credits. The alternative minimum tax credits and the state research and experimentation credits do not expire; the other federal and state credits begin to expire in 2012.

At December 31, 2009, tax credit carryforwards included in the Company’s deferred income tax assets consisted of $3,058 of research and experimentation tax credit carryforwards for U.S. federal income tax purposes, $2,696 of such tax credit carryforwards for U.S. state income tax purposes, $554 of alternative minimum tax credit carryforwards for U.S. federal income tax purposes and $385 of other state tax credits. The alternative minimum tax credits and $2,180 of state research and experimentation credits do not expire; the other federal and state credits begin to expire in 2012.

The Company has not provided for any taxes on approximately $3,711 of unremitted earnings of its foreign subsidiaries, as the Company intends to permanently reinvest all such earnings outside of the U.S.

The Company increased its ASC 740 (formerly FIN 48) reserve by $110 for the year ended December 31, 2010 and increased this reserve by $209 for the year ended December 31, 2009. The Company decreased its unrecognized benefits by $77 for the year ended December 31, 2010 and decreased these benefits by $3,431 for the year ended December 31, 2009. The Company does not anticipate any additional unrecognized tax benefits during the next twelve months that would result in a material change to its consolidated financial position.

3D Systems Corporation

Notes to Consolidated Financial Statements — (Continued)

Unrecognized Tax Benefits	2010	2009	2008
	(In thousands)

Balance at January 1	$(352)	$3,079	$2,790
Increases related to prior year tax positions	19	—	373
Decreases related to prior year tax positions	(149)	(3,281)	(59)
Increases related to current year tax positions	72	—	—
Decreases related to current year tax positions	(3)	(150)	(9)
Decreases in unrecognized liability due to settlements with foreign tax authorities	(16)	—	(16)

Balance at December 31	$(429)	$(352)	$3,079

The Company includes interest and penalties accrued in the consolidated financial statements as a component of income tax expense.

The principal tax jurisdictions in which the Company files income tax returns are the United States, France, Germany, Japan, Italy, Switzerland and the United Kingdom. Tax years 2007 through 2010 remain subject to examination by the U.S. Internal Revenue Service. The Company has utilized a portion of its U.S. loss carryforwards causing the years from 1997 through 2002 to be subject to examination. Should the Company utilize any of its remaining U.S. loss carryforwards, its remaining losses, which date back to 2002, would be subject to examination. The Company’s non-U.S. subsidiaries’ tax returns are open to possible examination beginning in the year shown in parentheses in the following countries: France (2004), Germany (2006), Japan (2005), Italy (2005), Switzerland (2005) and the United Kingdom (2007).

Note 22	Segment Information

The Company operates in one reportable business segment in which it develops, manufactures and markets worldwide 3D printing, rapid prototyping and manufacturing printers and parts solutions, which produce three-dimensional objects more quickly than traditional manufacturing. The Company conducts its business through subsidiaries in the U.S., a subsidiary in Switzerland that operates a research and production facility and sales and service offices operated by subsidiaries in Europe (France, Germany, the United Kingdom, Italy and Switzerland) and in Asia Pacific (Japan). The Company has historically disclosed summarized financial information for the geographic areas of operations as if they were segments in accordance with ASC 280, “Segment Reporting.”

Such summarized financial information concerning the Company’s geographical operations is shown in the following tables:

	2010	2009	2008
	(In thousands)

Revenue from unaffiliated customers:
United States	$72,452	$48,917	$54,766
Germany	27,097	24,128	32,307
Other Europe	38,442	24,612	29,807
Asia Pacific	21,877	15,178	22,060

Total	$159,868	$112,835	$138,940

3D Systems Corporation

Notes to Consolidated Financial Statements — (Continued)

The Company’s revenue from unaffiliated customers by type is as follows:

	2010	2009	2008
	(In thousands)

Printers and other products	$54,686	$30,501	$41,323
Materials	58,431	50,297	62,290
Services	46,751	32,037	35,327

Total revenue	$159,868	$112,835	$138,940

Intercompany sales were as follows:

	Year Ended December 31, 2010
	Intercompany Sales to
	United		Other	Asia
	States	Germany	Europe	Pacific	Total
	(In thousands)

United States	$—	$14,862	$11,266	$2,499	$28,627
Germany	266	—	4,094	—	4,360
Other Europe	9,240	75	208	—	9,523
Asia-Pacific	34	—	—	—	34

Total	$9,540	$14,937	$15,568	$2,499	$42,544

	Year Ended December 31, 2009
	Intercompany Sales to
	United		Other	Asia
	States	Germany	Europe	Pacific	Total
	(In thousands)

United States	$—	$12,377	$7,415	$3,005	$22,797
Germany	477	—	3,851	—	4,328
Other Europe	7,421	559	—	—	7,980
Asia-Pacific	—	—	—	—	—

Total	$7,898	$12,936	$11,266	$3,005	$35,105

	Year Ended December 31, 2008
	Intercompany Sales to
	United		Other	Asia
	States	Germany	Europe	Pacific	Total
	(In thousands)

United States	$—	$19,670	$11,677	$12,988	$44,335
Germany	1,406	—	5,873	—	7,279
Other Europe	6,766	236	—	1	7,003
Asia-Pacific	—	—	—	—	—

Total	$8,172	$19,906	$17,550	$12,989	$58,617

3D Systems Corporation

Notes to Consolidated Financial Statements — (Continued)

	2010	2009	2008
	(In thousands)

Income (loss) from operations:
United States	$10,946	$(2,635)	$(11,317)
Germany	935	278	1,080
Other Europe	1,935	1,279	2,334
Asia Pacific	6,356	3,636	2,064

Subtotal	20,172	2,558	(5,839)
Inter-segment elimination	748	515	349

Total	$20,920	$3,073	$(5,490)

	2010	2009
	(In thousands)

Assets:
United States	$113,249	$93,595
Germany	17,231	16,690
Other Europe	67,790	28,383
Asia Pacific	10,530	11,735

Total	$208,800	$150,403

	2010	2009	2008
	(In thousands)

Depreciation and amortization:
United States	$6,031	$4,943	$5,830
Germany	327	359	287
Other Europe	1,004	403	362
Asia Pacific	158	181	197

Total	$7,520	$5,886	$6,676

	2010	2009
	(In thousands)

Long-lived assets:
United States	$49,863	$45,324
Germany	8,436	11,564
Other Europe	43,194	15,309
Asia Pacific	7,167	8,053

Total	$108,660	$80,250

3D Systems Corporation

Notes to Consolidated Financial Statements — (Continued)

	2010	2009	2008
	(In thousands)

Capital expenditures:
United States	$671	$798	$3,162
Germany	8	125	596
Other Europe	586	36	1,024
Asia Pacific	18	15	1,029

Total	$1,283	$974	$5,811

Note 23	Commitments and Contingencies

The Company leased office space and certain furniture and fixtures under various non-cancelable operating leases. Rent expense under operating leases was $1,977, $1,707 and $1,900 for 2010, 2009 and 2008, respectively.

As of December 31, 2010, we have supply commitments with third party assemblers for the first quarter of 2011 printer assembly that total $9,317.

For certain of our recent acquisitions, the Company is obligated for the payment of deferred purchase price totaling $3,720 in 2011, based upon the exchange rate at the date of acquisition. Certain of these acquisitions also contain earnout provisions under which the sellers of the acquired businesses can earn additional amounts. The total liabilities recorded for these earnouts as of December 31, 2010 was $3,297. See Note 3 for details of acquisitions and related commitments.

Indemnification

In the normal course of business the Company periodically enters into agreements to indemnify customers or suppliers against claims of intellectual property infringement made by third parties arising from the use of our products. Historically, costs related to these indemnification provisions have not been significant and we are unable to estimate the maximum potential impact of these indemnification provisions on our future results of operations.

To the extent permitted under Delaware law, the Company has agreements whereby it indemnifies directors and officers for certain events or occurrences while the director or officer is, or was serving, at the Company’s request in such capacity, subject to limited exceptions. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have directors and officers insurance coverage that enables the Company to recover future amounts paid, subject to a deductible and the policy limits. There is no assurance that the policy limits will be sufficient to cover all damages, if any.

Litigation

On March 14, 2008, DSM Desotech Inc. filed a complaint, in an action titled DSM Desotech Inc. v. 3D Systems Corporation and 3D Systems, Inc. in the United States District Court for the Northern District of Illinois (Eastern Division), asserting that the Company engaged in anticompetitive behavior with respect to resins used in large-frame stereolithography machines. The complaint further asserted that the Company is infringing on two of DSM Desotech’s patents relating to stereolithography machines.

Following a decision of the Court on the Company’s motion to dismiss the non-patent causes of the action, DSM Desotech filed a second amended complaint on March 2, 2009 in which it reasserted causes of action previously dismissed by the Court. The Company filed an answer to the second amended complaint on

3D Systems Corporation

Notes to Consolidated Financial Statements — (Continued)

March 19, 2009 in which, among other things, it denied the material allegations of the second amended complaint. On July 20, 2010, the Court issued a decision relating to the construction of the claims of the patents-in-suit following the Markman hearing held on September 16, 2009. In that decision, the Court generally adopted the claim constructions proposed by the Company.

DSM filed a third amended complaint on November 30, 2010 in which it asserted additional causes of action, and the Company filed an answer, in which, among other things, it denied the material allegations of the third amended complaint. Fact discovery regarding the claims pending in this case concluded January 31, 2011.

The Company understands that DSM Desotech estimates the damages associated with its claims to be in excess of $40,000. The Company intends to continue vigorously contesting all the claims asserted by DSM Desotech.

The Company has been pursuing patent infringement litigation against EnvisionTEC, Inc. and certain of its related companies since 2005. In this litigation, the Company asserted that EnvisionTEC infringed the Company’s patents covering various three-dimensional solid imaging products and methods for creating physical three-dimensional models of an object and has sought injunctive relief and damages. EnvisionTEC’s Perfactory machine and Vanquish machine (the Vanquish is now marketed as the PerfactoryXede and PerfactoryXtreme) are the two products accused of patent infringement. On February 6, 2008 the Court issued Markman claim constructions that generally adopted the claim constructions proposed by the Company.

A jury trial was held in September 2010. Following that trial, the jury issued a verdict to the effect that EnvisionTEC’s Vanquish machine infringes one of the Company’s patents, and the Court entered judgment on that verdict on October 7, 2010. The parties have filed respective motions for judgment as a matter of law seeking modification of portions of the judgment. The Court has not yet ruled on the motions.

The Company has not yet sought to enforce this judgment, but believes that it is entitled to an injunction as a result of the judgment entered by the Court. The Company also intends to pursue claims for damages against EnvisionTEC.

On July 14, 2010, MSK K.K., a Japanese company, filed a complaint against the Company’s Japanese subsidiary in the Tokyo District Court asserting, among other things, that the Company’s subsidiary failed to satisfy certain alleged performance guarantees associated with the use of certain materials in two printers purchased from the Company in 2007.

The plaintiff is seeking damages in excess of $1,600. The Company intends to vigorously contest the claims asserted by MSK K.K.

The Company is also involved in various other legal matters incidental to its business. The Company’s management believes, after consulting with counsel, that the disposition of these other matters will not have a material effect on the Company’s consolidated results of operations or consolidated financial position.

3D Systems Corporation

Notes to Consolidated Financial Statements — (Continued)

Note 24	Selected Quarterly Financial Data (unaudited)

The following tables set forth unaudited selected quarterly financial data:

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,
	2010	2010	2010	2010
	(In thousands)

Consolidated revenue	$51,595	$41,503	$35,144	$31,627
Gross profit	24,871	18,828	15,956	14,321
Total operating expenses	15,182	13,668	12,542	11,663
Income from operations	9,689	5,160	3,414	2,658
Income tax (benefit) expense	(594)	284	247	236
Net income	9,443	5,368	2,737	2,018
Basic net income per share	$0.41	$0.23	$0.12	$0.09
Diluted net income per share	$0.40	$0.23	$0.12	$0.09

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,
	2009	2009	2009	2009
	(In thousands)

Consolidated revenue	$36,432	$27,667	$24,705	$24,031
Gross profit	16,102	12,319	10,830	10,479
Total operating expenses	11,671	11,227	11,673	12,086
Income (loss) from operations	4,431	1,092	(843)	(1,607)
Income tax expense	208	106	210	250
Net income (loss)	3,565	902	(1,317)	(2,084)
Basic net income (loss) per share	$0.16	$0.04	$(0.06)	$(0.09)
Diluted net income (loss) per share	$0.16	$0.04	$(0.06)	$(0.09)

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

On January 5, 2011, the Company acquired the assets of National RP Support. The acquisition was not significant to the Company’s financial statements. Future revenue from the acquisition will be reported within the service revenue line. See Note 3.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
3D Systems Corporation
Rock Hill, South Carolina

The audits referred to in our report dated February 17, 2011, relating to the Consolidated Financial Statements of 3D Systems Corporation for the years ended December 31, 2010, 2009 and 2008, which is contained in Item 8 of the Form 10-K, included the audit of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based upon our audits.

In our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/  BDO USA, LLP
BDO USA, LLP
Charlotte, North Carolina
February 17, 2011

SCHEDULE II

3D Systems Corporation
Valuation and Qualifying Accounts
Years ended December 31, 2010, 2009 and 2008

			Additions
		Balance at	Charged/		Balance
Year		Beginning of	(Credited) to		at End of
Ended	Item	Year	Expense	Deductions	Year

2010	Allowance for doubtful accounts	$1,790	$328	$(101)	$2,017
2009	Allowance for doubtful accounts	2,015	909	(1,134)	1,790
2008	Allowance for doubtful accounts	2,072	849	(906)	2,015
2010	Reserve for excess and obsolete inventory	$2,693	$(364)	$(124)	$2,205
2009	Reserve for excess and obsolete inventory	3,156	(15)	(448)	2,693
2008	Reserve for excess and obsolete inventory	2,306	1,721	(871)	3,156
2010	Deferred income tax asset allowance accounts(1)	$38,727	$6,266	$(10,320)	$34,673
2009	Deferred income tax asset allowance accounts(1)	38,326	6,272	(5,871)	38,727
2008	Deferred income tax asset allowance accounts(1)	38,300	3,416	(3,390)	38,326

(1)	Additions represent increases in valuation allowances against deferred tax assets; deductions represent decreases in valuation allowances against deferred tax assets.