Form 10-Q
period 2011-03-31
3D SYSTEMS CORP
filed 2011-04-28
CIK 910638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
Shares of Common Stock, par value $0.001, outstanding as of April 22, 2011: 25,067,226

3D SYSTEMS CORPORATION
Quarterly Report on Form 10-Q for the
Quarter Ended March 31, 2011

PART I. — FINANCIAL INFORMATION

Item 1.	Financial Statements.
3D SYSTEMS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
(in thousands, except par value)	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$70,828	$37,349
Accounts receivable, net of allowance for doubtful accounts of $2,525 (2011) and $2,017 (2010)	39,293	35,800
Inventories, net of reserves of $2,106 (2011) and $2,205 (2010)	26,573	23,811
Prepaid expenses and other current assets	2,671	1,295
Deferred income tax assets	1,585	1,874
Restricted cash	12	11

Total current assets	140,962	100,140
Property and equipment, net	27,071	27,669
Intangible assets, net	33,590	18,275
Goodwill	73,793	58,978
Other assets, net	4,087	3,738

Total assets	$279,503	$208,800

LIABILITIES AND EQUITY
Current liabilities:
Current portion of capitalized lease obligations	$198	$224
Accounts payable	23,363	26,556
Accrued and other liabilities	27,439	17,969
Customer deposits	2,387	2,298
Deferred revenue	11,072	10,618

Total current liabilities	64,459	57,665
Long-term portion of capitalized lease obligations	7,655	8,055
Other liabilities	10,418	9,961

Total liabilities	82,532	75,681

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, authorized 5,000 shares, none issued	—	—
Common stock, $0.001 par value, authorized 60,000 shares; 25,005 (2011) and 23,474 (2010) issued	25	23
Additional paid-in capital	242,157	186,252
Treasury stock, at cost: 137 (2011) and 134 shares (2010)	(192)	(189)
Accumulated deficit	(51,103)	(57,925)
Accumulated other comprehensive income	6,084	4,958

Total equity	196,971	133,119

Total liabilities and equity	$279,503	$208,800

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2011	2010
Revenue:
Products	$29,144	$22,397
Services	18,752	9,230

Total revenue	47,896	31,627

Cost of sales:
Products	13,751	11,004
Services	10,948	6,302

Total cost of sales	24,699	17,306

Gross profit	23,197	14,321

Operating expenses:
Selling, general and administrative	12,964	9,158
Research and development	2,822	2,505

Total operating expenses	15,786	11,663

Income from operations	7,411	2,658
Interest and other income (expense), net	296	(404)

Income before income taxes	7,707	2,254
Provision for income taxes	885	236

Net income	$6,822	$2,018

Other comprehensive income
Unrealized gain (loss) on pension obligation	$3	$(7)
Foreign currency translation adjustments	1,123	(514)

Comprehensive income	$7,948	$1,497

Net income per share — basic	$0.29	$0.09

Net income per share — diluted	$0.28	$0.09

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2011	2010
Cash flows from operating activities:
Net income	$6,822	$2,018
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (benefit of) deferred income taxes	341	41
Depreciation and amortization	2,410	1,511
Provision for bad debts	469	(4)
Stock-based compensation	387	267
Loss on the disposition of property and equipment	—	2
Changes in operating accounts:
Accounts receivable	474	1,590
Inventories	(2,355)	(1,982)
Prepaid expenses and other current assets	(1,075)	(165)
Accounts payable	(7,445)	1,405
Accrued liabilities	1,009	92
Customer deposits	45	(84)
Deferred revenue	(843)	(195)
Other operating assets and liabilities	50	271

Net cash provided by operating activities	289	4,767

Cash flows from investing activities:
Purchases of property and equipment	(475)	(254)
Additions to license and patent costs	(66)	(118)
Cash paid for acquisitions, net of cash assumed	(22,125)	(2,600)

Net cash used in investing activities	(22,666)	(2,972)

Cash flows from financing activities:
Proceeds from issuance of common stock	53,985	—
Proceeds from exercise of stock options and restricted stock	1,532	217
Repayment of capital lease obligations	(55)	(52)
Restricted cash	(1)	—

Net cash provided by financing activities	55,461	165

Effect of exchange rate changes on cash	395	(237)

Net increase in cash and cash equivalents	33,479	1,723

Cash and cash equivalents at the beginning of the period	37,349	24,913

Cash and cash equivalents at the end of the period	$70,828	$26,636

Supplemental Cash Flow Information:
Interest payments	$145	$149
Income tax payments	258	125
Non-cash items:
Transfer of equipment from inventory to property and equipment, net(a)	—	430
Transfer of equipment to inventory from property and equipment, net(b)	5	369
Stock issued for acquisitions of businesses	—	2,000

(a)	Inventory is transferred from inventory to property and equipment at cost when the Company requires additional machines for training, demonstration or short-term rentals.

(b)
In general, an asset is transferred from property and equipment, net into inventory at its net book value when the Company has identified a potential sale for a used machine. The machine is removed from inventory upon recognition of the sale.

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)

	Common Stock							Accumulated
		Par		Additional				Other	Total
		Value		Paid in	Treasury Stock		Accumulated	Comprehensive	Stockholders’
(In thousands, except par value)	Shares	$0.001		Capital	Shares	Amount	Deficit	Income	Equity
Balance at December 31, 2010	23,474	$23		$186,252	134	$(189)	$(57,925)	$4,958	$133,119
Exercise of stock options	126	1		1,429	—	—	—	—	1,430
Issuance (repurchase) of restricted stock, net	105	—	(a)	105	3	(3)	—	—	102
Stock compensation expense	—	—		387	—	—	—	—	387
Issuance of common stock	1,300	1		53,984	—	—	—	—	53,985
Net income	—	—		—	—	—	6,822	—	6,822
Gain on pension plan — unrealized	—	—		—	—	—	—	3	3
Foreign currency translation adjustment	—	—		—	—	—	—	1,123	1,123

Balance at March 31, 2011	25,005	$25		$242,157	137	$(192)	$(51,103)	$6,084	$196,971

(a)	Amounts not shown due to rounding.
See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(1) Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of 3D Systems Corporation and its subsidiaries (collectively, the “Company”). All significant intercompany transactions and balances have been eliminated in consolidation. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim reports. Accordingly, they do not include all the information and notes required by GAAP for complete financial statements and should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K (“Form 10-K”) for the year ended December 31, 2010.
In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments, consisting of adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year.
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
Recent Accounting Pronouncements
In October 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force,” to provide amendments to the criteria in Subtopic 609-24 of the Codification for separating consideration into multiple-deliverable revenue arrangements. ASU 2009-13 establishes a selling price hierarchy for determining the selling price of each specific deliverable, which includes vendor-specific objective evidence (“VSOE”) if available, third party evidence if VSOE is not available or estimated selling price if neither VSOE nor third party evidence is available. ASU 2009-13 also eliminates the residual method for allocating revenue between the elements of an arrangement and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the arrangement proportionally to each deliverable on the basis of each deliverable’s selling price. ASU 2009-13 expands the disclosure requirements regarding a vendor’s multiple-deliverable revenue arrangements. ASU 2009-13 was effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. This standard became effective for the Company in January 2011 and impacted the timing of revenue recognition and the allocation of discounts for multiple element sales. ASU 2009-13 requires the discount on a multiple element sale to be allocated proportionally to each deliverable on the basis of each deliverable’s selling price, which accelerated the timing of recognizing revenue on certain elements; however, the timing impact to revenue was not significant. In addition, the gross profit margins of each revenue category shifted among revenue categories; however, overall gross profit margin was not significantly impacted in the Company’s condensed consolidated financial statements. The impact of adoption resulted in a positive impact on the gross profit margin of printers and other products and a negative impact on materials and services gross profit margins.
In October 2009, the FASB issued ASU 2009-14, “Certain Revenue Arrangements That Include Software Elements — a consensus of the FASB Emerging Issues Task Force.” ASU 2009-14 removes tangible products containing software components and nonsoftware components that function together to deliver the tangible product’s essential functionality from the scope of the software revenue guidance in Subtopic 985-605 of the Codification. Additionally, ASU 2009-14 provides guidance on how a vendor should allocate arrangement consideration to deliverables in an arrangement that includes both tangible products and software that is not essential to the product’s functionality. ASU 2009-14 requires the same expanded disclosures that are included within ASU 2009-13. ASU 2009-14 was effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. This standard became effective for the Company in January 2011 and did not have a significant impact on the Company’s condensed consolidated financial statements.

In December 2010, the FASB issued ASU 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations.” ASU 2010-29 amends and clarifies the acquisition date to be used for reporting pro forma financial disclosures when comparative financial statements are presented. In addition it requires a description of the nature of and amount of any material, non-recurring pro forma adjustments directly attributable to the business combination. ASU 2010-29 was effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with early adoption permitted. The standard became effective for the Company in January 2011 and did not have an impact on the Company’s financial position or results of operations as it only amends required disclosures.
No other new accounting pronouncements issued or effective during 2011 have had or are expected to have an impact on the Company’s consolidated financial statements.
(2) Acquisitions
On January 5, 2011, the Company acquired the assets of National RP Support, Inc. (“NRPS”). NRPS is a provider of customer support services and a factory-authorized source of parts, maintenance, and other services for 3D Systems’ equipment. NRPS operations have been integrated into the Company and included in services revenue. The fair value of the consideration paid for this acquisition was $5,550, all of which was paid in cash, and was allocated to the assets purchased and liabilities assumed based on their estimated fair values as of the acquisition date, and is included in the table below which summarizes all acquisitions.
On February 21, 2011, the Company acquired the shares of Quickparts.com, Inc. (“Quickparts”). Quickparts, located in Atlanta, Georgia, is a custom parts services company. Quickparts operations have been integrated into the Company and included in services revenue. The fair value of the consideration paid for this acquisition, net of cash acquired, was $22,775 and was allocated to the assets purchased and liabilities assumed based on the estimated fair values at the date of acquisition, and is included in the table below which summarizes all acquisitions. Of the consideration, the Company paid $15,575 from its cash at closing and the remaining $7,200 is due in July 2011 and is recorded as a liability in the Company’s financial statements.
On March 8, 2011, the Company acquired the assets of Accelerated Technologies, Inc (“ATI”). ATI is a custom parts services company. ATI operations have been integrated into the Company and included in services revenue. The fair value of the consideration paid for this acquisition, net of cash acquired, was $1,000, all of which was paid in cash, and was allocated to the assets purchased and liabilities assumed based on their estimated fair values as of the acquisition date, and is included in the table below which summarizes all acquisitions.
The amounts related to the acquisitions of these businesses were allocated to the assets acquired and the liabilities assumed and included in the Company’s condensed consolidated balance sheet at March 31, 2011 as follows:

(in thousands)	2011
Fixed assets	$735
Intangible assets	29,583
Other assets, net of cash acquired and liabilities assumed	(993)

Net assets acquired	$29,325

These acquisitions were not significant, either individually or in aggregate; therefore, no pro forma financial information is provided for these acquisitions.
Subsequent acquisitions
In April, the Company acquired Sycode, a software development company based in Goa, India that specializes in providing plug-ins for all commercially available Computer Aided Design (“CAD”) packages. Future revenue from this acquisition will be reported in printers and other products revenue. The Sycode acquisition is not significant to the Company’s financial statements.
In April, the Company acquired Print3D Corporation, a startup company that develops custom parts services for CAD users through advanced desktop tools that integrate directly into their design environment. Future revenue from this acquisition will be reported in services revenue. The Print3D acquisition is not significant to the Company’s financial statements.

(3) Inventories
Components of inventories, net at March 31, 2011 and December 31, 2010 were as follows:

(in thousands)	2011	2010
Raw materials	$7,634	$6,742
Work in process	261	195
Finished goods and parts	20,784	19,079

Total cost	28,679	26,016
Less: reserves	(2,106)	(2,205)

Inventories, net	$26,573	$23,811

(4) Property and Equipment
In March 2011, the Company exercised the option to purchase an 11-acre parcel of land adjacent to the headquarters facility. The Company paid $389 for this land which was originally included in the lease agreement covering the building and property and accounted for as a capital lease.
Property and equipment at March 31, 2011 and December 31, 2010 were as follows:

			Useful Life
(in thousands)	2011	2010	(in years)
Land	$541	$152	N/A
Building	9,204	9,574	25
Machinery and equipment	30,338	30,460	3-7
Capitalized software — ERP	3,146	3,143	5
Office furniture and equipment	3,077	3,051	5
Leasehold improvements	5,622	5,504	Life of lease (1)
Rental equipment	536	506	5
Construction in progress	1,520	980	N/A

Total property and equipment	53,984	53,370
Less: Accumulated depreciation and amortization	(26,913)	(25,701)

Total property and equipment, net	$27,071	$27,669

(1)	Leasehold improvements are amortized on a straight-line basis over the shorter of (i) their estimated useful lives and (ii) the estimated or contractual life of the related lease.
Depreciation and amortization expense on property and equipment for the three months ended March 31, 2011 and 2010 were $1,569 and $1,288, respectively.
(5) Intangible Assets
Intangible assets other than goodwill at March 31, 2011 and December 31, 2010 were as follows:

	2011			2010
		Accumulated			Accumulated
(in thousands)	Cost	Amortization	Net	Cost	Amortization	Net
Licenses	$5,875	$(5,875)	$—	$5,875	$(5,875)	$—
Patent costs	16,373	(13,705)	2,668	16,296	(13,632)	2,664
Acquired technology	11,156	(10,396)	760	11,064	(10,304)	760
Internally developed software	14,714	(9,040)	5,674	9,984	(8,936)	1,048
Customer relationships	15,895	(542)	15,353	10,253	(300)	9,953
Non-compete agreements	7,090	(1,083)	6,007	3,875	(840)	3,035
Trade names	3,207	(87)	3,120	883	(68)	815
Other	1,209	(1,201)	8	974	(974)	—

Total	$75,519	$(41,929)	$33,590	$59,204	$(40,929)	$18,275

For the three months ended March 31, 2011 and 2010, the Company capitalized $66 and $118, respectively, of costs incurred to acquire, develop and extend patents in the United States and various other countries.

Amortization expense for intangible assets for each of the three months ended March 31, 2011 and 2010 was $841 and $223, respectively.
Annual amortization expense for intangible assets for 2011, 2012, 2013, 2014 and 2015 is expected to be $2,949, $3,113, $3,090, $3,084 and $2,974, respectively.
(6) Accrued and Other Liabilities
Accrued liabilities at March 31, 2011 and December 31, 2010 were as follows:

(in thousands)	2011	2010
Compensation and benefits	$8,171	$6,786
Vendor accruals	3,589	2,259
Accrued professional fees	294	451
Accrued taxes	2,854	3,102
Royalties payable	428	439
Accrued interest	45	48
Non-contractual obligation to repurchase	—	27
Contractual obligation due to acquisition	11,556	4,356
Accrued other	502	501

Total	$27,439	$17,969

Other liabilities at March 31, 2011 and December 31, 2010 were as follows:

(in thousands)	2011	2010
Defined benefit pension obligation	$3,592	$3,394
Long-term tax liability	751	756
Earnouts related to acquisitions	2,660	2,660
Other long-term liabilities	3,415	3,151

Total	$10,418	$9,961

(7) Hedging Activities and Financial Instruments
The Company conducts business in various countries using both the functional currencies of those countries and other currencies to effect cross border transactions. As a result, the Company is subject to the risk that fluctuations in foreign exchange rates between the dates that those transactions are entered into and their respective settlement dates will result in a foreign exchange gain or loss. When practicable, the Company endeavors to match assets and liabilities in the same currency on its balance sheet and those of its subsidiaries in order to reduce these risks. When appropriate, the Company enters into foreign currency contracts to hedge exposures arising from those transactions. The Company has elected not to prepare and maintain the documentation to qualify for hedge accounting treatment under ASC 815, “Derivatives and Hedging,” and therefore, all gains and losses (realized or unrealized) are recognized in “Interest and other expense, net” in the condensed consolidated statements of operations and comprehensive income. Depending on their fair value at the end of the reporting period, derivatives are recorded either in prepaid expenses and other current assets or in accrued liabilities on the condensed consolidated balance sheets.
At March 31, 2011, these contracts included contracts for the sale of currencies other than the U.S. dollar. There were no foreign currency contracts outstanding at December 31, 2010. The dollar equivalent of the foreign currency contracts and the related fair values as of March 31, 2011 and December 31, 2010 were as follows:

	Foreign Currency
	Purchase Contracts
(in thousands)	2011	2010
Notional amount	$51	$—
Fair value	51	—

Net unrealized gain (loss)	$—	$—

The foreign currency contracts outstanding at March 31, 2011 expired April 1, 2011.
The total impact of foreign currency transactions on the condensed consolidated statements of operations and comprehensive income for the three months ended March 31, 2011 reflected a gain of $555 compared to losses of $325 for the three months ended March 31, 2010.

(8) Stock-based Compensation Plans
The Company records stock-based compensation expense in selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive income. Stock-based compensation expense for the three months ended March 31, 2011 and 2010 was as follows:

	Three Months
	Ended
	March 31,
(in thousands)	2011	2010
Restricted stock awards	$387	$267

The number of shares of restricted common stock awarded and the weighted average fair value per share during the three-month periods ended March 31, 2011 and 2010 were as follows:

	Three Months Ended March 31,
	2011		2010
		Weighted Average		Weighted Average
(in thousands, except per share amounts)	Shares Awarded	Fair Value	Shares Awarded	Fair Value
Restricted stock awards:
Granted under the 2004 Incentive Stock Plan	46	$31.64	10	$12.24
Granted under the 2004 Incentive Stock Plan for Non-Employee Directors	—	—	—	—

Total restricted stock awards	46	$31.64	10	$12.24

In the quarter ended March 31, 2011, the Company granted restricted stock awards covering 46 shares of common stock pursuant to the Company’s 2004 Incentive Stock Plan. Of the 46 shares granted in the first quarter of 2011, 5 shares were awarded to executive officers of the Company. Additionally, of the 46 shares granted in the first quarter of 2011, 41 remained subject to acceptance at March 31, 2011. In the first quarter of 2010, the Company granted restricted stock awards covering 10 shares of common stock pursuant to the Company’s 2004 Incentive Stock Plan; no shares were awarded to executive officers of the Company.
In the first quarters of 2011 and 2010, the Company did not issue any shares of common stock pursuant to the Company’s 2004 Restricted Stock Plan for Non-Employee Directors; therefore, there was no stock compensation expense for Non-Employee Directors the first quarters of 2011 or 2010.
(9) International Retirement Plan
The following table shows the components of net periodic benefit costs and other amounts recognized in the condensed consolidated statements of operations for the three months ended March 31, 2011 and 2010:

	Three Months Ended
	March 31.
(in thousands)	2011	2010
Service cost	$14	$23
Interest cost	16	22

Total	$30	$45

(10) Earnings Per Share
The Company presents basic and diluted earnings per share (“EPS”) amounts. Basic EPS is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the applicable period. Diluted EPS is calculated by dividing net income by the weighted average number of common and common equivalent shares outstanding during the applicable period. The following table reconciles basic weighted average outstanding shares to diluted weighted average outstanding shares at March 31, 2011 and 2010:

(shares in thousands)	2011	2010
Numerator:
Net income — numerator for basic net earnings per share	$6,822	$2,018
Add: Effect of dilutive securities
Stock options and other equity compensation	—	—

Numerator for dilutive earnings per share	$6,822	$2,018

Denominator:
Weighted average shares — denominator for basic net earnings per share	23,793	22,844
Add: Effect of dilutive securities
Stock options and other equity compensation	528	278

Denominator for dilutive net earnings per share	24,321	23,122

Earnings per share
Basic	$0.29	$0.09

Diluted	$0.28	$0.09

Unexercised employee stock options excluded from diluted earnings per share (1)	—	140

(1)
The average outstanding diluted shares calculation excludes options with an exercise price that exceeds the average market price of shares during the period, since the effect of their inclusion would have been anti-dilutive resulting in an increase to the net earnings per share.

For the three months ended March 31, 2011, average common shares for basic and diluted earnings per share were 23,793 and 24,321, respectively, and basic and diluted earnings per share were $0.29 and $0.28, respectively. For the three months ended March 31, 2010, average common shares for basic and diluted earnings per share were 22,844 and 23,122, respectively, and basic and diluted earnings per share were $0.09.
(11) Fair Value Measurements
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
Level 1 - Quoted prices in active markets for identical assets or liabilities;
Level 2 - Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; or
Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
For the Company, the above standard applies to cash equivalents and foreign exchange contracts. The Company utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements as of March 31, 2011
(in thousands)	Level 1	Level 2	Level 3	Total
Description
Cash equivalents (1)	$40,214	$—	$—	$40,214
Currency derivative contracts(2)	51	—	—	51

Total	$40,265	$—	$—	$40,265

(1)
Cash equivalents include funds held in money market instruments and are reported at their current carrying value which approximates fair value due to the short-term nature of these instruments and are included in cash and cash equivalents in the consolidated balance sheet.

(2)
Unrealized gains or losses on derivatives are recorded in “Interest and other expense, net” in the condensed consolidated statement of operations and comprehensive income at each measurement date. See Note 7, “Hedging Activities and Financial Instruments.”

The Company did not have any transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy during the three months ended March 31, 2011.
In addition to the financial assets and liabilities included in the above table, certain of our non-financial assets and liabilities are to be initially measured at fair value on a non-recurring basis. This includes items such as non-financial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) and non-financial, long-lived assets measured at fair value for an impairment assessment. In general, non-financial assets and liabilities including goodwill, other intangible assets and property and equipment are measured at fair value when there is an indication of impairment and are recorded at fair value only when impairment is recognized. The Company has not recorded any impairments related to such assets and has had no other significant non-financial assets or non-financial liabilities requiring adjustments or write-downs to fair value as of March 31, 2011 or December 31, 2010.

(12) Income Taxes
The Company’s effective tax rates were 11.5% and 10.5% for the three months ended March 31, 2011 and March 31, 2010, respectively.
Tax years 2007 to 2010 remain subject to examination by the U.S. Internal Revenue Service. The Company has utilized a portion of its U.S. loss carryforwards covering the years 1997 through 2003. Should the Company utilize any of its remaining losses, which date back to 2003, these would be subject to examination. The Company files income tax returns (which are open to examination beginning in the year shown in parentheses) in France (2004), Germany (2006), Japan (2005), Italy (2005), Switzerland (2005) and the United Kingdom (2007).
In conjunction with the Company’s ongoing review of its actual results and anticipated future earnings, the Company assesses the possibility of releasing the valuation allowance remaining on its U.S. net deferred tax assets. Based upon this ongoing assessment, a release of the valuation allowance may occur during 2011 or subsequent years. The required accounting for the release could involve significant tax amounts and it would impact earnings in the quarter in which it was deemed appropriate to release the reserve.
(13) Segment Information
The Company operates in one reportable business segment. The Company conducts its business through subsidiaries in the United States, a subsidiary in Switzerland that operates a research and production facility, and sales and services offices, including custom parts services, operated by subsidiaries in Europe (France, Germany, the United Kingdom and Italy) and in Asia-Pacific (Japan). The Company has historically disclosed summarized financial information for the geographic areas of operations as if they were segments in accordance with ASC 280, “Segment Reporting.”
Summarized financial information concerning the Company’s geographical operations is shown in the following tables:

	Three Months Ended
	March 31,
(in thousands)	2011	2010
Revenue from unaffiliated customers:
United States	$22,876	$14,145
Germany	6,736	5,507
Other Europe	11,379	7,362
Asia Pacific	6,905	4,613

Total	$47,896	$31,627

The Company’s revenue from unaffiliated customers by type were as follows:

	Three Months Ended
	March 31,
(in thousands)	2011	2010
Systems and other products	$13,535	$8,783
Materials	15,609	13,614
Services	18,752	9,230

Total revenue	$47,896	$31,627

Intercompany sales were as follows:

	Three Months Ended March 31, 2011
	Intercompany Sales to
	United		Other	Asia
(in thousands)	States	Germany	Europe	Pacific	Total
United States	$—	$3,385	$2,187	$1,432	$7,004
Germany	95	—	970	—	1,065
Other Europe	2,894	1	12	—	2,907
Asia Pacific	—	—	—	—	—

Total	$2,989	$3,386	$3,169	$1,432	$10,976

	Three Months Ended March 31, 2010
		Intercompany Sales to
	United		Other	Asia
(in thousands)	States	Germany	Europe	Pacific	Total
United States	$—	$4,025	$2,141	$675	$6,841
Germany	110	—	850	—	960
Other Europe	2,092	32	—	—	2,124
Asia Pacific	—	—	—	—	—

Total	$2,202	$4,057	$2,991	$675	$9,925

All revenue between geographic areas is recorded at prices that provide for an allocation of profit (loss) between entities. Income from operations and assets for each geographic area were as follows:

	Three Months Ended
	March 31,
(in thousands)	2011	2010
Income from operations:
United States	$3,537	$852
Germany	411	179
Other Europe	1,512	311
Asia Pacific	1,976	1,270

Subtotal	7,436	2,612
Inter-segment elimination	(25)	46

Total	$7,411	$2,658

	March 31,	December 31,
(in thousands)	2011	2010
Assets:
United States	$187,381	$113,249
Germany	15,771	17,231
Other Europe	64,491	67,790
Asia Pacific	11,860	10,530

Total	$279,503	$208,800

(14) Commitments and Contingencies
The Company leases office space and certain furniture and fixtures under various non-cancelable operating leases. Rent expense under operating leases was $621 and $403 for the three months ended March 31, 2011 and 2010, respectively.
As of March 31, 2011, the Company has supply commitments with third party assemblers for printer assembly for the second quarter of 2011 that total $6,727.
For certain of our recent acquisitions, the Company is obligated for the payment of deferred purchase price totaling $10,919, all of which is due in 2011, based upon the exchange rate at the date of acquisition. Certain of these acquisitions also contain earnout provisions under which the sellers of the acquired businesses can earn additional amounts. The total liabilities recorded for these earnouts as of March 31, 2011 was $3,297. See Note 2 for details of acquisitions and related commitments.
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
A jury trial was held in September 2010. Following that trial, the jury issued a verdict to the effect that EnvisionTec’s Vanquish machines infringe one of the Company’s patents, and the Court entered judgment on that verdict on October 7, 2010. On March 10, 2011, the Court issued a second amended judgment to the effect that EnvisionTec’s Perfactory and Vanquish machines infringe one patent and its Vanquish machines infringe a second patent.
On March 17, 2011, the Company filed a motion for a permanent injunction seeking to enjoin EnvisionTec from further infringement of the second patent by the Vanquish machines. The Company also intends to pursue claims for damages against EnvisionTec.
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
(15) Subsequent Events
In connection with the public common stock offering in March 2011, the underwriters fully exercised their over-allotment option to purchase an additional 195 shares in April 2011. The exercise of the over-allotment resulted in $8,173 of net cash proceeds for the Company.
In April 2011, the Company acquired Sycode. Future revenue from this acquisition will be reported in printers and other products revenue. The Sycode acquisition is not significant to the Company’s financial statements. See Note 2.
In April 2011, the Company acquired Print3D Corporation. Future revenue from this acquisition will be reported in services revenue. The Print3D acquisition is not significant to the Company’s financial statements. See Note 2.
In April 2011, the Company’s Board of Directors declared a two-for-one split of the Company’s common stock. The company expects that the stock split will increase trading liquidity and attract a broader investor base. On May 18, 2011, each stockholder of record at the close of business on May 9, 2011 will receive one additional share for every outstanding share held on the record date. Trading is expected to begin on a split-adjusted basis on May 19, 2011.

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
Business Overview
We are a global provider of three-dimensional (“3D”) content-to-print solutions including 3D personal, professional and production 3D printers, print materials and custom parts services. We design, develop, manufacture, market and service a comprehensive portfolio of 3D printing, rapid manufacturing, and prototyping printers and related products, print materials and services that enable complex three-dimensional objects to be produced directly from 3D digital data without tooling, greatly reducing the time and cost required to produce prototypes or customized production parts. Through our custom parts services, which consists of our 3Dproparts™ and Quickparts® brands, we also supply a wide variety of custom-made plastic and metal parts as well as assembly and production jigs, fixtures and casting patterns in different finishes and colors through a growing network of custom parts service locations.
Our consolidated revenue is derived primarily from the sale of our printers, the sale of the related print materials used by the printers to produce solid objects and the provision of services and custom parts to our customers.
Recent Developments
In 2011, we have continued to execute on our strategic initiatives, including growing our custom parts services, through additional acquisitions and accelerating personal and professional 3D printer penetration by expanding our distribution channel of reseller partners. We began to execute on our initiative to build 3D consumer content products and services.
In January 2011, we acquired the assets of National RP Support, Inc (“NRPS”), a provider of customer support services and a factory-authorized source of parts, maintenance, and other services for 3D Systems’ equipment.
As part of expanding our custom parts services business, we acquired the shares of Quickparts.com, Inc (“Quickparts”) in February 2011 and the assets of Accelerated Technologies, Inc (“ATI”) in March 2011. Quickparts and ATI are custom parts services providers.
In February 2011, we introduced a new model of our ProJet™ DP 3000 3D printer, designed for dental applications and introduced upgrade kits for existing ProJet™ DP 3000 owners. The new ProJet™ DP 3000 3D printer has an expanded build area, increased productivity and email notification capabilities. In February, we also introduced Plus upgrades for our ProJet™ HD 3000 and ProJet™ CPX 3000 printers, which enables current customers to leverage their existing investment.
In March 2011, we filed a shelf registration statement, under which we may issue, from time to time, up to $175.0 million of common stock, preferred stock, debt securities or warrants for debt or equity securities or units of such securities, in one or more offerings. On March 16, 2011 we completed an offering of 1.3 million shares of common stock. The offering raised approximately $54.0 million of cash proceeds, net of offering expenses, in the first quarter of 2011. In April 2011, the underwriters of the public equity offering fully exercised the over-allotment option to purchase an additional 0.2 million shares. See Note 15 for details related to the exercise of the over-allotment option.
In April 2011, we acquired Sycode, a software development company, based in Goa, India, that specializes in providing plug-ins for all commercially available CAD packages. We acquired Sycode as a step towards building 3D professional and consumer content tools and our India expansion plan.
In April, we also acquired Print3D, a startup company with desktop tools and utilities that provide custom parts services including instant quotes and orders directly from customers’ computers.
In April 2011, the Company’s Board of Directors declared a two-for-one split of the Company’s common stock. The company expects that the stock split will increase trading liquidity and attract a broader investor base. On May 18, 2011, each stockholder of record at the close of business on May 9, 2011 will receive one additional share for every outstanding share held on the record date. Trading is expected to begin on a split-adjusted basis on May 19, 2011.

Results of Operations
Summary of 2011 first quarter financial results
Our operating activities generated $0.3 million of cash during the first quarter of 2011, which is discussed in further detail below. We used $22.7 million to fund our strategic investing activities, including acquisition of businesses. Financing activities during the first quarter of 2011 provided $55.5 million of cash, including $54.0 million from our common stock offering. In total, unrestricted cash increased $33.5 million in the first quarter of 2011, resulting in a balance of $70.8 million at March 31, 2011, compared to $37.3 million at December 31, 2010.
During the first quarter of 2011 we reported improved revenue and profit results as compared to the first quarter of 2010 as our worldwide business continued to expand. Revenue for the first quarter of 2011 increased by 51.4% over the first quarter of 2010. This increase in revenue was led by a $4.8 million, or 54.1%, increase in sales of printers and other products together with a $2.0 million, or 14.6%, increase in print material sales and a $9.5 million, or 103.2%, increase in services revenue year-over-year. Higher revenue coupled with a focus on continued cost containment, enabled us to achieve net income of $6.8 million for the first quarter of 2011, compared to net income of $2.0 million for the same period in 2010.
Materials sales for the first quarter of 2011 rose by $2.0 million from the first quarter of 2010 as revenue from materials was favorably impacted by continued expansion of printers installed over past periods. In addition, production printer sales are typically accompanied by significant initial print materials purchases to charge up new systems and commence production. Materials revenue increased compared to the first quarter of 2010 notwithstanding the fact that materials consumed by 3Dproparts™ were not included in our materials revenue line.
Revenue from services increased by $9.6 million to $18.8 million in the first quarter of 2011 from $9.2 million in the same quarter in 2010. The increase in services revenue reflects revenue from our custom parts services and increased revenue from printer service components, both from organic growth and acquisitions. Service revenue from custom parts services was $10.3 million, or 54.8% of total service revenue for the first quarter of 2011.
For the first quarter of 2011, healthcare solutions revenue made up 13%, or $6.2 million, of our total revenue compared to 13%, or $4.1 million, in the first quarter of 2010. Healthcare solutions revenue includes sales of printers, print materials, and services for hearing aid, dental, medical device and other health-related applications. Although printer sales into these marketplaces can fluctuate from period to period due to timing, 64% of revenue from healthcare solutions was from recurring revenue in the first quarter of 2011 compared to 69% in the first quarter of 2010.
Our higher gross profit in the first quarter of 2011 improved primarily from our higher level of revenue coupled with continued cost containment. Our gross profit margin increased to 48.4% in the first quarter of 2011 from 45.3% in the first quarter of 2010 due to product mix and improvements in our cost structure, notwithstanding the increased unit sales of lower margin printers.
Our total operating expenses increased by $4.1 million in the first quarter of 2011 to $15.8 million from $11.7 million in the 2010 quarter. The increase reflected higher selling, general and administrative expenses primarily due to higher commissions, staffing from our acquisitions and increased legal expenses associated with litigation. We expect to continue to manage expenses and drive down our costs where possible without impairing our ability to operate and service our customers. We expect our selling, general and administrative expenses for the remainder of 2011 to be in the range of $40.0 to $45.0 million, and our research and development expenses to be in the range of $9.0 million to $11.0 million.
Our operating income for the first quarter of 2011 increased to $7.4 million from $2.7 million in the 2010 quarter. This improvement in operating income improved from higher revenues and gross profit, partially offset by higher operating expense, as discussed below.

First quarter comparison of revenue by class of product and service
Table 1 sets forth our change in revenue by class of product and service for the first quarter of 2011 compared to the first quarter of 2010:
Table 1

	Printers and
	Other
(Dollars in thousands)	Products		Print Materials		Services		Totals
Revenue at March 31, 2010	$8,783	27.8%	$13,614	43.0%	$9,230	29.2%	$31,627	100%

Change in revenue:
Volume
Core products and services	(606)	(6.9)	1,788	13.1	8,848	95.9	10,030	31.7
New products and services	5,130	58.4	93	0.7	644	7.0	5,867	18.6
Price/Mix	2	0.0	(90)	(0.7)	—	—	(88)	(0.3)
Foreign currency translation	226	2.6	204	1.5	30	0.3	460	1.4

Net change	4,752	54.1	1,995	14.6	9,522	103.2	16,269	51.4

Revenue at March 31, 2011	$13,535	28.3%	$15,609	32.5%	$18,752	39.2%	$47,896	100.0%

We earn revenues from the sale of printers and other products, print materials and services. On a consolidated basis, revenue for the first quarter of 2011 increased by $16.3 million, or 51.4%, compared to the first quarter of 2010 as a result of improvements in each revenue category.
The increase in revenue from printers and other products that is due to volume for the first quarter of 2011 compared to the same quarter of 2010 was the result of higher sales of all types of printers, which consisted of:
•	Production printers, which represented $8.4 million, or 62%, of total printers revenue for the first quarter of 2011, compared to $4.0 million, or 46% for the first quarter of 2010; and
•	Personal and professional printers, which made up the remaining $5.1 million, or 38%, in the first quarter of 2011, compared to $4.7 million, or 54%, for the first quarter of 2010.
Due to the relatively high list price of certain printers, our customers’ purchasing decisions may have a long lead time; combined with the overall low unit volume of printer sales in any particular period, the acceleration or delay of orders and shipments of a small number of printers from one period to another can significantly affect revenue reported for our printer sales for the period involved. Revenue reported for printers sales in any particular period is also affected by revenue recognition rules prescribed by generally accepted accounting principles.
Revenue from print materials was also helped by the improvement in production printers sales, which are typically accompanied by significant initial print materials purchases to charge up new printers and commence production, and by the continued expansion of printers installed over past periods. Sales of integrated materials represented 50% of total materials revenue in the first quarter of 2011 compared to 32% in the first quarter of 2010. Print materials revenue increased compared to the first quarter of 2010 notwithstanding that $0.2 million of materials sold in the 2010 quarter to customers which were subsequently acquired were not included in our materials revenue for 2011.
The increase in services revenue reflects revenue from our custom parts services and increased revenue from printer service components, both from organic growth and acquisitions. Service revenue from custom parts services was $10.3 million, or 54.8% of total service revenue for the first quarter of 2011.
At March 31, 2011 our backlog was $7.9 million, compared to backlogs of $7.6 million at December 31, 2010 and $2.8 million at March 31, 2010. Although production and delivery of our printers is generally not characterized by long lead times, the higher backlog at March 31, 2011 includes an order received in the third quarter of 2010 for multiple production printers, which have been partially delivered, and includes additional production printers for future delivery. Additionally, custom parts services lead time and backlog depends on whether orders are for rapid prototyping or longer-range production runs. The backlog at March 31, 2011 includes $4.3 million of custom parts services orders.
In addition to changes in sales volumes, there are two other primary drivers of changes in revenues from one period to another: the combined effect of changes in product mix and average selling prices, sometimes referred to as price and mix effects, and the impact of fluctuations in foreign currencies.
As used in this Management’s Discussion and Analysis, the price and mix effects relate to changes in revenue that are not able to be specifically related to changes in unit volume. Among these changes are changes in the product mix of our materials and our systems as the trend toward smaller, lower-priced printers has continued and the influence of new printers and print materials on our operating results has grown.

Change in first quarter revenue by geographic region
Each geographic region contributed to our higher level of revenue in first quarter of 2011. Table 2 sets forth the change in revenue by geographic area for the first quarter of 2011 compared to the first quarter of 2010:
Table 2

(Dollars in thousands)	U.S.		Europe		Asia-Pacific		Totals
Revenue at March 31, 2010	$14,145	44.7%	$12,869	40.7%	$4,613	14.6%	$31,627	100%

Change in revenue:
Volume	9,321	65.9	4,968	38.6	1,606	34.8	15,895	50.3
Price/Mix	(590)	(4.2)	109	0.8	394	8.5	(87)	(0.3)
Foreign currency translation	—	—	169	1.3	292	6.3	461	1.4

Net change	8,731	61.7	5,246	40.7	2,292	49.6	16,269	51.4

Revenue at March 31, 2011	$22,876	47.8%	$18,115	37.8%	$6,905	14.4%	$47,896	100%

Revenue from U.S. operations increased by $8.8 million, or 61.7%, to $22.9 million in 2011 from $14.1 million in the first quarter of 2010. The increase was due to higher volume, partially offset by the unfavorable combined effect of price and mix.
Revenue from non-U.S. operations at March 31, 2011 increased by $7.5 million, or 43.1%, to $25.0 million from $17.5 million at March 31, 2010. Revenue from non-U.S. operations as a percent of total revenue was 52.2% and 55.3%, respectively, at March 31, 2011 and 2010. The increase in non-U.S. revenue, excluding the effect of foreign currency translation, was 40.5% in the first quarter of 2011 compared to 31.5% in the first quarter of 2010.
Revenue from European operations increased by $5.2 million, or 40.7%, to $18.1 million from $12.9 million in the prior year period. This increase was due to a $5.0 million increase in volume combined with a $0.1 million favorable combined effect of price and mix and a $0.2 million favorable impact of foreign currency translation.
Revenue from Asia-Pacific operations increased by $2.3 million, or 49.6%, to $6.9 million from $4.6 million in the prior year period due primarily to the favorable $1.6 million increase in volume combined with a $0.4 million favorable combined effect of price and mix and a $0.3 favorable impact of foreign currency translation.
Gross profit and gross profit margins
Table 3 sets forth gross profit and gross profit margin for our products and services for the first quarters of 2011 and 2010:
Table 3

	Three Months Ended March 31,
	2011		2010
		Gross		Gross
	Gross	Profit	Gross	Profit
(Dollars in thousands)	Profit	Margin	Profit	Margin
Printers and other products	$5,493	40.6%	$3,142	35.8%
Print materials	9,900	63.4	8,251	60.6
Services	7,804	41.6	2,928	31.7

Total	$23,197	48.4%	$14,321	45.3%

On a consolidated basis, gross profit for the first quarter of 2011 increased by $8.9 million to $23.2 million from $14.3 million in the first quarter of 2010, primarily as a result of higher sales from all revenue categories and helped by an increase in our gross profit margin.
Consolidated gross profit margin in the first quarter of 2011 increased by 3.1 percentage points to 48.4% of revenue from 45.3% of revenue for the 2010 quarter. The higher gross profit margin reflected improved overhead absorption due to higher sales and continued cost containment. The 2011 gross profit margin was adversely affected by approximately 0.7 percentage points due to the previously disclosed negative impact on margin of sales of our V-Flash® Desktop Printer. The negative impact of V-Flash® sales on margin in the 2010 quarter was 2.2 percentage points.
Printers and other products gross profit for the first quarter of 2011 increased to $5.5 million from $3.1 million for the 2010 quarter, and gross profit margin for printers increased by 4.8 percentage points to 40.6% from 35.8% in the 2010 quarter primarily due to increased sales of higher margin production printers.

Print materials gross profit for the first quarter of 2011 increased by $1.6 million, or 20.0%, to $9.9 million from $8.3 million for the 2010 quarter, and gross profit margin for print materials increased by 2.8 percentage points to 63.4% from 60.6% in the 2010 quarter primarily due to the favorable shift of the mix of materials.
Gross profit for services for the first quarter of 2011 increased by $4.9 million, or 167%, to $7.8 million from $2.9 million for the 2010 quarter, and gross profit margin for services increased by 9.9 percentage points to 41.6% from 31.7% in the 2010 quarter. The increase in gross profit was due primarily to higher levels of revenue associated with our custom parts services. The increase in gross profit margin for services is primarily due to increased synergies from the integration of acquired custom parts services coupled with improved gross profit margin on printer services. Custom parts services had a gross profit margin of 39.2% for the first quarter of 2011, an improvement from 25.5% in the fourth quarter of 2010. Printer services has a gross profit margin of 44.5% compared to 42.6% for the first quarter of 2010.
Operating expenses
As shown in Table 4, total operating expenses increased by $4.1 million, or 35.4%, to $15.8 million in the first quarter of 2011 from $11.7 million in the first quarter of 2010. This increase was due to higher selling, general and administrative expenses, and higher research and development expenses, both of which are discussed below.
Table 4

	Three Months Ended March 31,
	2011		2010
		%		%
(Dollars in thousands)	Amount	Revenue	Amount	Revenue
Selling, general and administrative expenses	$12,964	27.1%	$9,158	29.0%
Research and development expenses	2,822	5.9	2,505	7.9

Total operating expenses	$15,786	33.0%	$11,663	36.9%

Selling, general and administrative expenses increased by $3.8 million to $13.0 million in the first quarter of 2011 compared to $9.2 million in the first quarter of 2010, but decreased to 27.1% of revenue in 2011 compared to 29.0% for 2010. The increase was due primarily to a $1.3 million increase in compensation costs due to commissions on higher revenues and operating costs of acquired businesses. Additionally, SG&A expenses were impacted by a $0.7 million increase in legal expenses, a $0.7 million increase in amortization expense due to acquired intangibles and a $0.5 million increase in bad debt expense.
Research and development expenses increased by $0.3 million, or 12.7%, to $2.8 million in the first quarter of 2011 from $2.5 million in the first quarter of 2010, principally due to a $0.1 million increase in compensation expense and a $0.1 million increase in R&D materials in the 2011 quarter.
Income from operations
Our income from operations of $7.4 million for the first quarter of 2011 improved from $2.7 million in 2010. See Gross profit and gross profit margins and Operating expenses above.
The following table sets forth operating income by geographic area for the first quarter of 2011 compared to 2010:
Table 5

	Three Months Ended March 31,
(Dollars in thousands)	2011	2010
Income from operations:
United States	$3,537	$852
Germany	411	179
Other Europe	1,512	311
Asia Pacific	1,976	1,270

Subtotal	7,436	2,612
Inter-segment elimination	(25)	46

Total	$7,411	$2,658

With respect to the U.S., in 2011 and 2010, the changes in operating income by geographic area reflected the same factors discussed above in Gross profit and gross profit margins and Operating expenses.

As most of our operations outside the U.S. are conducted through sales and marketing subsidiaries, the changes in operating income in our operations outside the U.S. in 2011 and 2010 resulted primarily from changes in transfer pricing which is a function of revenue levels.
Interest and other income (expense), net
Interest and other income (expense), net was $0.3 million of income, net in the first quarter of 2011 compared with $0.4 million of expense, net in the 2010 quarter. The $0.3 million of interest and other income (expense), net in the first quarter of 2011 reflected foreign exchange gain of $0.6 million, partially offset by $0.2 million of interest expense and $0.1 million of other expense.
Interest and other income (expense), net was $0.4 million of expense, net in the first quarter of 2010 reflecting other income of $0.1 million and an insignificant amount of interest income that was more than fully offset by $0.1 million of interest expense and $0.3 million of foreign exchange losses.
Provision for income taxes
We recorded a $0.9 million provision for income taxes in the first quarter of 2011 and $0.2 million in 2010. Our provision for income taxes in both periods primarily reflects tax expense associated with income taxes in non-U.S. jurisdictions.
We utilized U.S. net operating loss carryforwards to eliminate current U.S. income taxes. Absent the use of these net operating loss carryforwards, income tax expense would have been $2.9 million and the income tax rate would have been 37.5 percent.
In conjunction with our ongoing review of actual results and anticipated future earnings, we assess the possibility of releasing the valuation allowance remaining on our U.S. net deferred tax assets. Based upon this ongoing assessment, a release of the valuation allowance may occur during 2011 or subsequent years. The required accounting for the release could involve significant tax amounts and it would impact earnings in the quarter in which it was deemed appropriate to release the reserve.
Net income
Our net income for the first quarter of 2011 increased $4.8 million to $6.8 million compared to $2.0 million in the first quarter of 2010. The principal reasons for the improvement, which are discussed in more detail above, were:
•	the $4.8 million improvement in our operating income as discussed above; and

•	the $0.7 million improvement in interest and other income (expense), net, and

•	partially offset by the $0.7 million increase in tax expense.
For the three months ended March 31, 2011, average common shares for basic and diluted earnings per share were 23.8 million and 24.3 million, respectively, and basic and diluted earnings per share were $0.29 and $0.28 respectively. For the three months ended March 31, 2010, average common shares for basic and diluted earnings per shares were 22.8 million and 23.1 million, respectively, and basic and diluted earnings per share was $0.09.
Financial Condition and Liquidity
Table 6

	March 31,	December 31,
(Dollars in thousands)	2011	2010
Cash and cash equivalents	$70,828	$37,349
Working capital	76,503	42,475
Total stockholders’ equity	196,971	133,119
Our unrestricted cash and cash equivalents increased by $33.5 million to $70.8 million at March 31, 2011 from $37.3 million at December 31, 2010. This increase primarily resulted from $55.5 million of cash from financing activities in the first quarter of 2011, including $54.0 million of net proceeds of a public offering of common stock. We generated $0.3 million of cash from operating activities, consisting of $3.6 million of non-cash charges that were included in our net income, our $6.8 million net income and $10.1 million of cash used by net changes in operating accounts. We used $22.7 million of cash in investing activities. See Cash flow and Capitalized lease obligations below.

Cash equivalents comprise funds held in money market instruments and are reported at their current carrying value which approximates fair value due to the short-term nature of these instruments. We minimize our credit risk by investing primarily in investment grade, liquid instruments and limit exposure to any one issuer depending on credit quality.
Our net working capital increased by $34.0 million to $76.5 million at March 31, 2011 from $42.5 million at December 31, 2010, primarily due to the factors discussed below:
Our unrestricted cash and cash equivalents increased by $33.5 million to $70.8 million at March 31, 2011 from $37.3 million at December 31, 2010. This increase primarily resulted from $55.5 million of cash from financing activities in the first quarter of 2011, including $54.0 million of net proceeds of a public offering of common stock as discussed above, partially offset by $22.1 million of cash used for acquisitions.
Accounts receivable, net, increased by $3.5 million to $39.3 million at March 31, 2011 from $35.8 million at December 31, 2010. Our gross accounts receivable increased by $4.0 million from December 31, 2010. Our changing business model, which includes custom parts services and increasing materials, both of which are generally sold on credit terms make up a larger percent of our total sales. With an increased portion of our sales on credit terms, our days sales outstanding increased to 74 days at March 31, 2011 from 64 days at December 31, 2010 and accounts receivable more than 90 days past due increased to 5.9% of gross receivables from 5.0% at December 31, 2010.
Accounts payable decreased by $3.2 million to $23.4 million at March 31, 2011 from $26.6 million at December 31, 2010. The decrease primarily related to the normal timing of our scheduled expense payments, partially offset by the increase in inventories which is explained below.
Inventories increased by $2.8 million to $26.6 million at March 31, 2011 from $23.8 million at December 31, 2010. This increase resulted primarily from a $1.8 million increase in finished goods inventory due to the timing of sales and revenue recognition at quarter-end, which also impacts our backlog and a $0.9 million increase in raw materials primarily related to the timing of deliveries of raw materials and printer essembly parts. We maintained $2.1 million of inventory reserves at March 31, 2011 and $2.2 million of such reserves at December 31, 2010.
The majority of our inventory consists of finished goods, including primarily printers, print materials and service parts. Inventory also consists of raw materials and spare parts for the in-house assembly and support service for personal and professional 3D printers. We outsource the assembly and refurbishment of production printers; therefore, we generally do not hold in inventory most parts for production printer assembly or refurbishment.
Accrued and other liabilities increased by $9.4 million to $27.4 million at March 31, 2011 from $18.0 million at December 31, 2010. This increase is primarily due to the $7.2 million deferred purchase price for the acquisition of Quickparts®.
The changes in the first quarter of 2011 that make up the other components of working capital not discussed above arose in the ordinary course of business.
Differences between the amounts of working capital item changes in the cash flow statement and the balance sheet changes for the corresponding items are primarily the result of foreign currency translation adjustments.
We have relied on our unrestricted cash and cash flow from operations in addition to the proceeds from our common stock offering. However, it is possible that we may need to raise additional funds to finance our activities beyond the next twelve months or to consummate significant acquisitions of other businesses, assets, products or technologies. If needed, we may be able to raise such funds by issuing equity or debt securities to the public or selected investors, or by borrowing from financial institutions.
Cash flow
Table 7 summarizes the cash provided by or used in operating activities, investing activities and financing activities, as well as the effect of changes in foreign currency exchange rates on cash, for the first three months of 2011 and 2010.
Table 7

(Dollars in thousands)	2011	2010
Cash provided by operating activities	$289	$4,767
Cash used in investing activities	(22,666)	(2,972)
Cash provided by financing activities	55,461	165
Effect of exchange rate changes on cash	395	(237)

Net increase in cash and cash equivalents	$33,479	$1,723

Cash flow from operating activities
For the three months ended March 31, 2011, our operating activities provided $0.3 million of net cash. This source of cash consisted primarily of net income plus the effects of non-cash items and changes in working capital, which are described above.
For the three months ended March 31, 2010, our operating activities provided $4.8 million of net cash. This source of cash consisted of our $2.0 million net income, $1.8 million of non-cash items included in our net income and $1.0 million of cash provided by net changes in operating accounts.
Cash flow from investing activities
Net cash used in investing activities in the first three months of 2011 increased to $22.7 million from $3.0 million for the first three months of 2010. This increase was primarily due to $22.1 million of cash paid for acquisitions.
Cash flow from financing activities
Net cash provided by financing activities increased to $55.5 million for the three months ended March 31, 2011 compared to $0.2 million in the 2010 period. This increase resulted primarily from $54.0 million of net proceeds, after deducting issuance costs, of our offering of Common Stock in March 2011 and from $1.5 million of stock-based compensation proceeds.
On March 3, 2011, we filed a shelf registration statement, under which we may issue, from time to time, up to $175.0 million of common stock, preferred stock, debt securities or warrants for debt or equity securities or unites of such securities, in one or more offerings. On March 16, 2011 we completed a secondary offering of 1.3 million shares of common stock. The offering, resulted in approximately $54.0 million of cash proceeds during the first quarter of 2011. The proceeds from the offering are for general corporate purposes, including acquisitions. In April 2011, the underwriters of the public equity offering fully exercised the over-allotment option to purchase an additional 0.2 million shares. See Note 15 for details related to the exercise of the over-allotment option.
Contractual commitments and off-balance sheet arrangements
Other contractual commitments
Our principal contractual commitments consist of the capital leases on our Rock Hill facility, obligations related to acquisitions and supply commitments, which are discussed in greater detail below.
For certain of our recent acquisitions we are obligated for deferred purchase price payments totaling $10.9 million, based upon the exchange rate at the date of acquisition for foreign acquisitions. Certain of these acquisitions also contain earnout provisions under which the sellers of the acquired businesses can earn additional amounts. The total amount of liabilities recorded for these earnouts is $3.3 million. See Note 2 for details of acquisitions and related commitments.
As of March 31, 2011, we have supply commitments for the second quarter of 2011 related to printer assembly that total $6.7 million.
Off-balance sheet arrangements
We have no off-balance sheet arrangements and do not utilize any “structured debt,” “special purpose,” or similar unconsolidated entities for liquidity or financing purposes.
Capitalized lease obligations
Our principal contractual commitments consist of capitalized lease obligations of $7.9 million at March 31, 2011. Our capitalized lease obligations decreased from $8.3 million at December 31, 2010 primarily due to scheduled payments of principal on capital lease installments and the exercise of our option to purchase the expansion land in March 2011.
Outstanding capitalized lease obligations relate to two lease agreements that we entered into during 2006 with respect to our Rock Hill facility, one of which covers the facility itself and the other of which covers certain furniture and fixtures that we acquired for use in the facility. The carrying value of the headquarters facility and the furniture and fixture leases at March 31, 2011 and December 31, 2010 was $7.9 million and $8.3 million, respectively.

Our outstanding capitalized lease obligations at March 31, 2011 and December 31, 2010 were as follows:
Table 8

	March 31,	December 31,
(Dollars in thousands)	2011	2010
Capitalized lease obligations:
Current portion of capitalized lease obligations	$198	$224
Capitalized lease obligations, long-term portion	7,655	8,055

Total capitalized lease obligations	$7,853	$8,279

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
We do not hedge or trade for speculative purposes, and our foreign currency contracts are generally short-term in nature, typically maturing in 90 days or less. We have elected not to prepare and maintain the documentation to qualify for hedge accounting treatment under ASC 815, “Derivatives and Hedging,” and therefore, we recognize all gains and losses (realized or unrealized) in interest and other expense, net in our unaudited condensed consolidated statements of operations and comprehensive income.
The net fair value of all foreign exchange contracts at March 31, 2011 reflected a nominal unrealized gain at March 31, 2011. The foreign currency contracts outstanding at March 31, 2011 expired April 1, 2011. See Note 7 of the unaudited condensed consolidated financial statements.
Changes in the fair value of derivatives are recorded in interest and other income (expense), net, in our unaudited condensed consolidated statements of operations and comprehensive income. Depending on their fair value at the end of the reporting period, derivatives are recorded either in prepaid and other current assets or in accrued liabilities in our unaudited condensed consolidated balance sheets.
The total impact of foreign currency related items on our unaudited condensed consolidated statements of operations and comprehensive income was a $0.6 million gain for the three months ended March 31, 2011 and a $0.3 million loss for the first quarter of 2010.
Recent Accounting Pronouncements
For information with respect to recent accounting pronouncements and the impact of these pronouncements on our condensed consolidated financial statements, see Note 1 to the unaudited condensed consolidated financial statements.
Critical Accounting Policies and Significant Estimates
For a discussion of our critical accounting policies and estimates, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Significant Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2010.
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

In addition to statements that explicitly describe such risks and uncertainties, readers are urged to consider statements in future or conditional tenses or that include terms such as “believes,” “belief,” “expects,” “intends,” “anticipates” or “plans” to be uncertain and forward-looking. Forward-looking statements may include comments as to our beliefs and expectations as to future events and trends affecting our business. Forward-looking statements are based upon management’s current expectations concerning future events and trends and are necessarily subject to uncertainties, many of which are outside of our control. The factors stated under the heading “Cautionary Statements and Risk Factors” set forth below and those described in our other SEC reports, including our Form 10-K for the year ended December 31, 2010, as well as other factors, could cause actual results to differ materially from those reflected or predicted in forward-looking statements.
Any forward-looking statements are based on management’s beliefs and assumptions, using information currently available to us. We assume no obligation, and do not intend, to update these forward-looking statements.
If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from those reflected in or suggested by forward-looking statements. Any forward-looking statement you read in this Form 10-Q reflects our current views with respect to future events and is subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity. All subsequent written and oral forward-looking statements attributable to us or individuals acting on our behalf are expressly qualified in their entirety by this paragraph. You should specifically consider the factors identified or referred to in this Form 10-Q and our other SEC reports, including our Annual Report on Form 10-K for the year ended December 31, 2010, which would cause actual results to differ from those referred to in forward-looking statements.
Cautionary Statements and Risk Factors
We recognize that we are subject to a number of risks and uncertainties that may affect our future performance. The risks and uncertainties described in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2010 are not the only risks and uncertainties that we face. Additional risks and uncertainties not currently known to us or that we currently deem not to be material also may impair our business operations. If any of these risks actually occur, our business, results of operations and financial condition could suffer. In that event the trading price of our common stock could decline, and you may lose all or part of your investment in our common stock. The risks discussed in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2010 also include forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements.
Except as required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
For a discussion of market risks at December 31, 2010, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2010. During the first three months of 2011, there were no material changes or developments that would materially alter the market risk assessment performed as of December 31, 2010.

Item 4.	Controls and Procedures.
Evaluation of disclosure controls and procedures
As of March 31, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) pursuant to Rules 13a-15 and 15d-15 under the Exchange Act. These controls and procedures were designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner to allow timely decisions regarding required disclosures. Based on this evaluation, including an evalution of the rules referred to above in this Item 4, management has concluded that our disclosure controls and procedures were effective as of March 31, 2011 to provide reasonable assurance that the information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in a manner to allow timely decisions regarding required disclosures.
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
There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

3.10		Amended and Restated By-Laws. (Incorporated by reference to Exhibit 3.2 of Registrant’s Current Report on Form 8-K filed on December 1, 2006.)

10.1	*	Amended and Restated Restricted Stock Plan for Non-employee Directors of 3D Systems Corporation (as further amended April 1, 2011.)

31.1		Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated April 28, 2011.

31.2		Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated April 28, 2011.

32.1		Certification of Principal Executive Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated April 28, 2011.

32.2		Certification of Principal Financial Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated April 28, 2011.

*	Management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

3D Systems Corporation
By:	/s/ Damon J. Gregoire
Damon J. Gregoire
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer) (Duly Authorized Officer)
Date: April 28, 2011