Form 10-Q
period 2011-06-30
3D SYSTEMS CORP
filed 2011-07-28
CIK 910638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
Shares of Common Stock, par value $0.001, outstanding as of July 21, 2011: 50,444,544

3D SYSTEMS CORPORATION
Quarterly Report on Form 10-Q for the
Quarter Ended June 30, 2011

PART I. — FINANCIAL INFORMATION	3

Item 1. Financial Statements	3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosures About Market Risk	29

Item 4. Controls and Procedures	29

PART II. — OTHER INFORMATION	30

Item 1. Legal Proceedings	30

Item 1A. Risk Factors	30

Item 6. Exhibits	30

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. — FINANCIAL INFORMATION

Item 1.	Financial Statements.
3D SYSTEMS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
(in thousands, except par value)	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$79,009	$37,349
Accounts receivable, net of allowance for doubtful accounts of $2,366 (2011) and $2,017 (2010)	42,157	35,800
Inventories, net of reserves of $2,103 (2011) and $2,205 (2010)	27,388	23,811
Prepaid expenses and other current assets	2,539	1,295
Current deferred income taxes	2,549	1,874
Restricted cash	232	11

Total current assets	153,874	100,140
Property and equipment, net	27,432	27,669
Intangible assets, net	35,405	18,275
Goodwill	78,823	58,978
Long-term deferred income taxes	4,985	—
Other assets, net	4,072	3,738

Total assets	$304,591	$208,800

LIABILITIES AND EQUITY
Current liabilities:
Current portion of capitalized lease obligations	$177	$224
Accounts payable	26,669	26,556
Accrued and other liabilities	23,403	17,969
Customer deposits	1,423	2,298
Deferred revenue	11,109	10,618

Total current liabilities	62,781	57,665
Long-term portion of capitalized lease obligations	7,620	8,055
Other liabilities	10,638	9,961

Total liabilities	81,039	75,681

Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, authorized 5,000 shares, none issued	—	—
Common stock, $0.001 par value, authorized 60,000 shares; 50,707 (2011) and 46,948 (2010) issued	51	23
Additional paid-in capital	253,865	186,252
Treasury stock, at cost; 281 shares (2011) and 268 shares (2010)	(193)	(189)
Accumulated deficit	(37,756)	(57,925)
Accumulated other comprehensive income	7,585	4,958

Total equity	223,552	133,119

Total liabilities and equity	$304,591	$208,800

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2011	2010	2011	2010
Revenue:
Products	$32,610	$24,645	$61,754	$47,042
Services	22,518	10,499	41,271	19,729

Total revenue	55,128	35,144	103,025	66,771

Cost of sales:
Products	15,971	12,614	29,723	23,617
Services	13,954	6,574	24,902	12,877

Total cost of sales	29,925	19,188	54,625	36,494

Gross profit	25,203	15,956	48,400	30,277

Operating expenses:
Selling, general and administrative	14,159	9,776	27,123	18,934
Research and development	3,043	2,766	5,865	5,271

Total operating expenses	17,202	12,542	32,988	24,205

Income from operations	8,001	3,414	15,412	6,072
Interest and other expense (income), net	107	430	(189)	834

Income before income taxes	7,894	2,984	15,601	5,238
Provision for (benefit of) income taxes	(5,479)	247	(4,594)	483

Net income	$13,373	$2,737	$20,195	$4,755

Other comprehensive income
Unrealized gain (loss) on pension obligation	$2	$(13)	$5	$(20)
Foreign currency translation adjustments	1,501	(760)	2,622	(1,274)

Comprehensive income	$14,876	$1,964	$22,822	$3,461

Net income per share — basic	$0.27	$0.06	$0.41	$0.10

Net income per share — diluted	$0.26	$0.06	$0.40	$0.10

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2011	2010
Cash flows from operating activities:
Net income	$20,195	$4,755
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (benefit of) deferred income taxes	(5,472)	37
Depreciation and amortization	5,000	3,429
Provision for (recovery of) bad debts	558	(157)
Share-based compensation	1,234	789
Loss on the disposition of property and equipment	—	18
Changes in operating accounts:
Accounts receivable	(1,696)	16
Inventories	(3,900)	(4,457)
Prepaid expenses and other current assets	(951)	664
Accounts payable	(3,750)	2,102
Accrued liabilities	(3,377)	(96)
Customer deposits	(929)	1
Deferred revenue	(903)	8
Other operating assets and liabilities	223	329

Net cash provided by operating activities	6,232	7,438

Cash flows from investing activities:
Purchases of property and equipment	(978)	(434)
Additions to license and patent costs	(211)	(192)
Proceeds from disposition of property and equipment	—	6
Cash paid for acquisitions, net of cash assumed	(27,975)	(5,600)

Net cash used in investing activities	(29,164)	(6,220)

Cash flows from financing activities:
Proceeds from issuance of common stock	62,054	—
Proceeds from exercise of stock options and restricted stock	2,281	238
Repayment of capital lease obligations	(112)	(105)
Restricted cash	(207)	—

Net cash provided by financing activities	64,016	133

Effect of exchange rate changes on cash	576	(386)

Net increase in cash and cash equivalents	41,660	965

Cash and cash equivalents at the beginning of the period	37,349	24,913

Cash and cash equivalents at the end of the period	$79,009	$25,878

Supplemental Cash Flow Information:
Interest payments	$282	$297
Income tax payments	445	275
Non-cash items:
Transfer of equipment from inventory to property and equipment, net(a)	1,102	1,323
Transfer of equipment to inventory from property and equipment, net(b)	38	392
Stock issued for acquisitions of businesses	2,042	2,600

(a)	Inventory is transferred from inventory to property and equipment at cost when the Company requires additional machines for training, demonstration or short-term rentals.

(b)
In general, an asset is transferred from property and equipment, net, into inventory at its net book value when the Company has identified a potential sale for a used machine. The machine is removed from inventory upon recognition of the sale.

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)

	Common Stock							Accumulated
		Par		Additional				Other	Total
		Value		Paid-in	Treasury Stock		Accumulated	Comprehensive	Shareholders’
(in thousands, except par value)	Shares	$0.001		Capital	Shares	Amount	Deficit	Income	Equity
Balance at December 31, 2010	23,474	$23		$186,252	134	$(189)	$(57,925)	$4,958	$133,119
Exercise of stock options	196	—	(a)	2,129	—	—	—	—	2,129
Issuance (repurchase) of restricted stock, net	156	—	(a)	156	147	(4)	—	—	152
Share-based compensation expense	8	—		1,234	—	—	—	—	1,234
Issuance of common stock	1,495	2		62,052	—	—	—		62,054
Issuance of stock for acquisitions	50	—	(a)	2,042	—	—	—	—	2,042
Common stock dividend	25,328	26		—	—	—	(26)		—
Net income	—	—		—	—	—	20,195	—	20,195
Gain on pension plan — unrealized	—	—		—	—	—	—	5	5
Foreign currency translation adjustment	—	—		—	—	—	—	2,622	2,622

Balance at June 30, 2011	50,707	$51		$253,865	281	$(193)	$(37,756)	$7,585	$223,552

(a)	Amounts not shown due to rounding.
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
In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments, consisting of adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results of operations for the quarter and six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year.
The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results may differ from these estimates and assumptions.
Certain prior period amounts presented in the accompanying footnotes have been reclassified to conform to current year presentation.
The Company’s Board of Directors approved a two-for-one stock split, effected in the form of a 100% stock dividend which was paid on May 18, 2011 to stockholders of record at the close of business on May 9, 2011. The Company’s stockholders received one additional share of common stock for each share of common stock owned. This did not change the proportionate interest that a stockholder maintained in the Company. All share and per share amounts set forth in this report, included earnings per share and the weighted average number of shares outstanding for basic and diluted earnings per share for each respective period have been adjusted to reflect the two-for-one stock split.
All amounts presented in the accompanying footnotes are presented in thousands, except for per share information.
The Company has evaluated subsequent events from the date of the condensed consolidated balance sheet through the date of the filing of this Form 10-Q. During this period, no material recognizable subsequent events were identified. See Note 2 and Note 15 for a description of subsequent events that are not significant to the Company’s financial statements.
Recent Accounting Pronouncements
In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”).” ASU 2011-04 explains how to measure fair value and intends to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS. ASU 2011-04 will become effective prospectively for interim and annual reporting periods beginning on or after December 15, 2011; early adoption is not permitted for public entities. The standard will become effective for the Company in January 2012. The Company is currently evaluating the impact of ASU 2011-04 on its consolidated financial statements.
In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income.” ASU 2011-05 eliminates the current option to report other comprehensive income and its components in the statement of changes in equity and requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In addition, it requires entities to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statements where the components of net income and the components of other comprehensive income are presented. ASU 2011-05 will become effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The standard will become effective for the Company in January 2012. The Company is currently evaluating the impact of ASU 2011-05 on its consolidated financial statements.

No other new accounting pronouncements issued or effective during the second quarter of 2011 have had or are expected to have an impact on the Company’s consolidated financial statements.
(2) Acquisitions
In addition to the acquisitions previously disclosed, the Company completed acquisitions in the second quarter of 2011, which are discussed below.
On April 13, 2011, the Company acquired the assets of Print3D Corporation (“Print3D”), a startup company that develops custom parts services for CAD users through advanced desktop tools that integrate directly into their design environment. Print3D operations have been integrated into the Company and future revenue will be included in services revenue. The fair value of the consideration paid for this acquisition, net of cash acquired, was $1,000 and was allocated to the assets purchased based on the estimated fair values at the date of acquisition, and is included in the table below which summarizes all acquisitions. Of the consideration, $750 was paid in cash and $250 was paid in shares of the Company’s common stock. These shares were issued in a private transaction exempt from registration under the Securities Act of 1933.
Subject to the terms and conditions of the acquisition agreement, the sellers have the right to earn an additional amount of up to approximately $8,925, pursuant to an earnout formula set forth in the acquisition agreement, for a period of thirty-six months, which commenced on June 1, 2011. As of June 30, 2011, an accrued liability was not recorded for the earnout.
On April 14, 2011, the Company acquired the assets of Sycode, a software development company based in India. Sycode specializes in providing plug-ins for all commercially available Computer Aided Design (“CAD”) packages. Sycode operations have been integrated into the Company and future revenue will be included in printers and other products revenue. The fair value of the consideration paid for this acquisition, net of cash acquired, was $500, all of which was paid in cash, and was allocated to the assets purchased based on the estimated fair values at the date of acquisition, and is included in the table below which summarizes all acquisitions.
On May 6, 2011, the Company acquired the assets of The3dStudio.com, Inc (“3dStudio”), a provider of 3D and 2D digital media libraries, offering resources and expert support through a vibrant online marketplace exchange for consumers and professionals. The3dStudio.com operations have been integrated into the Company and included in services revenue. The fair value of the consideration paid for this acquisition, net of cash acquired, was $2,500 and was allocated to the assets purchased and liabilities assumed based on the estimated fair values at the date of acquisition, and is included in the table below which summarizes all acquisitions. Of the consideration, $1,875 was paid in cash and $625 was paid in shares of the Company’s common stock. These shares were issued in a private transaction exempt from registration under the Securities Act of 1933.
On May 12, 2011, the Company acquired the shares of Freedom Of Creation (“FOC”), based in the Netherlands, a provider of printable collections of innovative and practical 3D content, including products commercialized by fashion and design labels. FOC operations have been integrated into the Company and included in services revenue. The fair value of the consideration paid for this acquisition, net of cash acquired, was $2,286 and was allocated to the assets purchased and liabilities assumed based on the estimated fair values at the date of acquisition, and is included in the table below which summarizes all acquisitions. Of the consideration, $1,133 was paid in cash and $1,167 was paid in shares of the Company’s common stock. These shares were issued in a private transaction exempt from registration under the Securities Act of 1933.
The amounts related to the acquisitions of these businesses were allocated to the assets acquired and the liabilities assumed and included in the Company’s condensed consolidated balance sheet at June 30, 2011 as follows:

(in thousands)	2011
Fixed assets	$19
Intangible assets	6,449
Other assets, net of cash acquired and liabilities assumed	(182)

Net assets acquired	$6,286

These acquisitions were not significant, either individually or in aggregate; therefore, no pro forma financial information is provided for these acquisitions.

Subsequent acquisition
On July 19, 2011, the Company acquired the assets of Alibre, Inc., a provider of 3D design productivity solutions. The Company is in the process of integrating Alibre. The fair value of consideration paid for the acquisition, net of cash acquired, was $3,650, all of which was paid in cash, and will be allocated to the assets purchased and liabilities assumed based on the estimated fair values at the date of acquisition. Due to the timing of this acquisition, at the time of this filing the Company is in the process of allocating the fair values of the assets purchased, liabilities assumed, and other intangibles identified as of the acquisition date, with any excess to be recorded as goodwill. Future revenue from this acquisition will be reported in the printers and other products and services revenue categories. The Alibre acquisition is not significant to the Company’s financial statements.
(3) Inventories
Components of inventories, net at June 30, 2011 and December 31, 2010 were as follows:

(in thousands)	2011	2010
Raw materials	$7,928	$6,742
Work in process	738	195
Finished goods and parts	20,825	19,079

Total	29,491	26,016
Less: Reserves	(2,103)	(2,205)

Inventories, net	$27,388	$23,811

(4) Property and Equipment
Property and equipment, net at June 30, 2011 and December 31, 2010 were as follows:

			Useful Life
(in thousands, except years)	2011	2010	(in years)
Land	$541	$152	N/A
Building	9,204	9,574	25
Machinery and equipment	32,203	30,460	3-7
Capitalized software — ERP	3,147	3,143	5
Office furniture and equipment	3,100	3,051	5
Leasehold improvements	5,732	5,504	Life of lease
Rental equipment	510	506	5
Construction in progress	1,638	980	N/A

Total property and equipment	56,075	53,370
Less: Accumulated depreciation and amortization	(28,643)	(25,701)

Total property and equipment, net	$27,432	$27,669

Depreciation and amortization expense on property and equipment for the quarter and six months ended June 30, 2011 was $1,480 and $3,049, respectively, compared to $1,579 and $2,867 for the quarter and six months ended June 30, 2010.
(5) Intangible Assets
Intangible assets other than goodwill at June 30, 2011 and December 31, 2010 were as follows:

	2011			2010
		Accumulated			Accumulated
(in thousands)	Cost	Amortization	Net	Cost	Amortization	Net
Licenses	$5,875	$(5,875)	$—	$5,875	$(5,875)	$—
Patent costs	16,365	(13,820)	2,545	16,296	(13,632)	2,664
Acquired technology	11,186	(10,447)	739	11,064	(10,304)	760
Internally developed software	15,764	(9,296)	6,468	9,984	(8,936)	1,048
Customer relationships	16,215	(960)	15,255	10,253	(300)	9,953
Non-compete agreements	7,566	(1,373)	6,193	3,875	(840)	3,035
Trade names	4,056	(111)	3,945	883	(68)	815
Other	1,482	(1,222)	260	974	(974)	—

Total	$78,509	$(43,104)	$35,405	$59,204	$(40,929)	$18,275

For the six months ended June 30, 2011 and 2010, the Company capitalized $211 and $192, respectively, of costs incurred to acquire, develop and extend patents in the United States and various other countries.

Amortization expense for intangible assets for quarter and six months ended June 30, 2011 was $1,111 and $1,951, respectively, compared to $339 and $562 for the quarter and six months ended June 30, 2010.
Annual amortization expense for intangible assets for 2011, 2012, 2013, 2014 and 2015 is expected to be $4,607; $4,095; $4,076; $4,069 and $3,954, respectively.
(6) Accrued and Other Liabilities
Accrued liabilities at June 30, 2011 and December 31, 2010 were as follows:

(in thousands)	2011	2010
Compensation and benefits	$4,655	$6,786
Vendor accruals	2,472	2,259
Accrued professional fees	352	451
Accrued taxes	3,307	3,102
Royalties payable	170	439
Accrued interest	45	48
Non-contractual obligation to repurchase	—	27
Contractual obligation due to acquisitions	11,556	4,356
Accrued other	846	501

Total	$23,403	$17,969

Other liabilities at June 30, 2011 and December 31, 2010 were as follows:

(in thousands)	2011	2010
Defined benefit pension obligation	$3,673	$3,394
Long-term tax liability	817	756
Earnouts related to acquisitions	2,660	2,660
Deferred tax liability	3,244	3,134
Other long-term liabilities	244	17

Total	$10,638	$9,961

(7) Hedging Activities and Financial Instruments
The Company conducts business in various countries using both the functional currencies of those countries and other currencies to effect cross border transactions. As a result, the Company is subject to the risk that fluctuations in foreign exchange rates between the dates that those transactions are entered into and their respective settlement dates will result in a foreign exchange gain or loss. When practicable, the Company endeavors to match assets and liabilities in the same currency on its balance sheet and those of its subsidiaries in order to reduce these risks. When appropriate, the Company enters into foreign currency contracts to hedge exposures arising from those transactions. The Company has elected not to prepare and maintain the documentation to qualify for hedge accounting treatment under ASC 815, “Derivatives and Hedging,” and therefore, all gains and losses (realized or unrealized) are recognized in “Interest and other expense (income), net” in the condensed consolidated statements of operations and comprehensive income. Depending on their fair value at the end of the reporting period, derivatives are recorded either in prepaid expenses and other current assets or in accrued liabilities on the condensed consolidated balance sheet.
There were no foreign currency contracts outstanding at June 30, 2011 or December 31, 2010.
The total foreign currency impact on the condensed consolidated statements of operations and comprehensive income for the quarter and six months ended June 30, 2011 were gains of $56 and $611, respectively, compared to losses of $217 and $541, respectively, for the quarter and six months ended June 30, 2010.
(8) Share-based Compensation Plans
The Company records share-based compensation expense in selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive income. The 2010 data below has been adjusted to reflect the two-for-one stock split, in the nature of a stock dividend, that the Company completed during the second quarter of 2011.
Share-based compensation expense for the quarter and six months ended June 30, 2011 and 2010 was as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2011	2010	2011	2010
Restricted stock awards	$847	$522	$1,234	$789

The number of shares of restricted common stock awarded and the weighted average fair value per share during the quarter and six months ended June 30, 2011 and 2010 were as follows:

	Quarter Ended June 30,
	2011		2010
		Weighted Average		Weighted Average
(in thousands, except per share amounts)	Shares Awarded	Fair Value	Shares Awarded	Fair Value
Restricted stock awards:
Granted under the 2004 Incentive Stock Plan	62	$25.80	84	$7.14
Granted under the 2004 Restricted Stock Plan for Non-Employee Directors	16	18.23	36	7.15

Total restricted stock awards	78	$24.20	120	$7.14

	Six Months Ended June 30,
	2011		2010
		Weighted Average		Weighted Average
(in thousands, except per share amounts)	Shares Awarded	Fair Value	Shares Awarded	Fair Value
Restricted stock awards:
Granted under the 2004 Incentive Stock Plan	154	$19.82	104	$6.96
Granted under the 2004 Restricted Stock Plan for Non-Employee Directors	16	18.23	36	7.15

Total restricted stock awards	170	$19.67	140	$7.01

In the six months ended June 30, 2011, the Company granted restricted stock awards covering 154 shares of common stock pursuant to the Company’s 2004 Incentive Stock Plan. Of the 154 shares granted in the six months ended June 30, 2011, 10 shares were awarded to executive officers of the Company. Additionally, of the 62 shares granted in the second quarter of 2011, 42 remained subject to acceptance at June 30, 2011. In the first six months of 2010, the Company granted restricted stock awards covering 104 shares of common stock pursuant to the Company’s 2004 Incentive Stock Plan, none of which were awarded to executive officers of the Company.
In the second quarters of 2011 and 2010, the Company issued a total of 16 shares and 36 shares, respectively, of common stock pursuant to the Company’s 2004 Restricted Stock Plan for Non-Employee Directors. Stock compensation expense for directors totaled $300 for the quarter and six months June 30, 2011, compared to $257 for the quarter and six months ended June 30, 2010.
Effective April 1, 2011, the Board of Directors amended the 2004 Restricted Stock Plan for Non-Employee Directors to limit the value of any award of shares made to an eligible director to $50 valued on the date of the award.
(9) International Retirement Plan
The following table shows the components of net periodic benefit costs and other amounts recognized in the condensed consolidated statements of operations and comprehensive income for the quarter and six months ended June 30, 2011 and 2010:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2011	2010	2011	2010
Service cost	$43	$27	$57	$50
Interest cost	48	26	64	48

Total	$91	$53	$121	$98

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

The following table reconciles basic weighted average outstanding shares to diluted weighted average outstanding shares for the quarter and six months ended June 30, 2011 and 2010:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2011	2010	2011	2010
Numerator:
Net income — numerator for basic net earnings per share	$13,373	$2,737	$20,195	$4,755
Add: Effect of dilutive securities
Stock options and other equity compensation	—	—	—	—

Numerator for dilutive earnings per share	$13,373	$2,737	$20,195	$4,755

Denominator:
Weighted average shares — denominator for basic net earnings per share	50,298	46,070	48,950	45,880
Add: Effect of dilutive securities
Stock options and other equity compensation	1,049	602	1,054	580

Denominator for dilutive earnings per share	51,347	46,672	50,004	46,460

Earnings per share
Basic	$0.27	$0.06	$0.41	$0.10

Diluted	$0.26	$0.06	$0.40	$0.10

Unexercised employee stock options excluded from diluted earnings per share (1)	—	560	—	560

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
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements as of June 30, 2011
(in thousands)	Level 1	Level 2	Level 3	Total
Description
Cash equivalents (1)	$79,009	$—	$—	$79,009

(1)
Cash equivalents include funds held in money market instruments and are reported at their current carrying value which approximates fair value due to the short-term nature of these instruments and are included in cash and cash equivalents in the consolidated balance sheet.

The Company did not have any transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy during the quarter or six months ended June 30, 2011.
In addition to the financial assets and liabilities included in the above table, certain of our non-financial assets and liabilities are to be initially measured at fair value on a non-recurring basis. This includes items such as non-financial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) and non-financial, long-lived assets measured at fair value for an impairment assessment. In general, non-financial assets and liabilities including goodwill, other intangible assets and property and equipment are measured at fair value when there is an indication of impairment and are recorded at fair value only when impairment is recognized. The Company has not recorded any impairments related to such assets and has had no other significant non-financial assets or non-financial liabilities requiring adjustments or write-downs to fair value as of June 30, 2011 or December 31, 2010.

(12) Income Taxes
The Company’s effective tax rates were (69.4)% and (29.4)% for the quarter and six months ended June 30, 2011, respectively, compared to 8.3% and 9.2% for the quarter and six months ended June 30, 2010, respectively.
In conjunction with the Company’s ongoing review of its actual results and anticipated future earnings, the Company assesses the possibility of releasing the valuation allowance remaining on its U.S. net deferred tax assets. During the second quarter of 2011, based upon recent results of operations and expected profitability in the future, the Company concluded that it is more likely than not that a portion of the U.S. net deferred tax assets will be realized. As a result, in accordance with ASC 740, the Company reversed $17,000 of the valuation allowance applied to U.S. net deferred tax assets. The reversal of the valuation allowance resulted in a non-cash income tax benefit of $6,221, which resulted in a benefit of 12 cents per share. The Company has a valuation allowance remaining on its U.S. net deferred tax assets of $23,759.
Tax years 2007 to 2010 remain subject to examination by the U.S. Internal Revenue Service. The Company has utilized a portion of its U.S. loss carryforwards covering the years 1997 through 2003. Should the Company utilize any of its remaining losses, which date back to 2003, these would be subject to examination. The Company files income tax returns (which are open to examination beginning in the year shown in parentheses) in France (2005), Germany (2006), Japan (2005), Italy (2005), Switzerland (2005) and the United Kingdom (2007).
(13) Segment Information
The Company operates in one reportable business segment. The Company conducts its business through subsidiaries in the United States, a subsidiary in Switzerland that operates a research and production facility, and sales and services offices, including custom parts services, operated by subsidiaries in Europe (France, Germany, Italy, the Netherlands and the United Kingdom) and in Asia-Pacific (Japan). The Company has historically disclosed summarized financial information for the geographic areas of operations as if they were segments in accordance with ASC 280, “Segment Reporting.”
Summarized financial information concerning the Company’s geographical operations is shown in the following tables:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2011	2010	2011	2010
Revenue from unaffiliated customers:
United States	$28,609	$17,399	$51,486	$31,544
Germany	8,306	5,811	15,042	11,318
Other Europe	10,261	7,461	21,640	14,823
Asia Pacific	7,952	4,473	14,857	9,086

Total	$55,128	$35,144	$103,025	$66,771

The Company’s revenues from unaffiliated customers by type are as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2011	2010	2011	2010
Printers and other products	$16,193	$10,672	$29,728	$19,455
Materials	16,417	13,973	32,026	27,587
Services	22,518	10,499	41,271	19,729

Total revenue	$55,128	$35,144	$103,325	$66,771

Intercompany sales are as follows:

	Quarter Ended June 30, 2011
	Intercompany Sales to
	United		Other	Asia
(in thousands)	States	Germany	Europe	Pacific	Total
United States	$—	$3,912	$1,765	$698	$6,375
Germany	15	—	433	—	448
Other Europe	2,978	—	—	—	2,978
Asia Pacific	—	—	—	—	—

Total	$2,993	$3,912	$2,198	$698	$9,801

	Quarter Ended June 30, 2010
	Intercompany Sales to
	United		Other	Asia
(in thousands)	States	Germany	Europe	Pacific	Total
United States	$—	$3,120	$2,238	$709	$6,067
Germany	124	—	1,387	—	1,511
Other Europe	2,072	216	—	—	2,288
Asia Pacific	34	—	—	—	34

Total	$2,230	$3,336	$3,625	$709	$9,900

	Six Months Ended June 30, 2011
	Intercompany Sales to
	United		Other	Asia
(in thousands)	States	Germany	Europe	Pacific	Total
United States	$—	$7,297	$3,952	$2,130	$13,379
Germany	110	—	1,403	—	1,513
Other Europe	5,872	1	12	—	5,885
Asia Pacific	—	—	—	—	—

Total	$5,982	$7,298	$5,367	$2,130	$20,777

	Six Months Ended June 30, 2010
	Intercompany Sales to
	United		Other	Asia
(in thousands)	States	Germany	Europe	Pacific	Total
United States	$—	$7,145	$4,379	$1,384	$12,908
Germany	234	—	2,237	—	2,471
Other Europe	4,164	248	—	—	4,412
Asia Pacific	34	—	—	—	34

Total	$4,432	$7,393	$6,616	$1,384	$19,825

All revenue between geographic areas is recorded at prices that provide for an allocation of profit between entities. Income from operations and assets for each geographic area are as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2011	2010	2011	2010
Income from operations:
United States	$3,570	$1,325	$7,109	$2,178
Germany	417	320	828	499
Other Europe	1,148	533	2,659	844
Asia Pacific	2,795	1,111	4,770	2,380

Subtotal	7,930	3,289	15,366	5,901
Inter-segment elimination	71	125	46	171

Total	$8,001	$3,414	$15,412	$6,072

	June 30,	December 31,
(in thousands)	2011	2010
Assets:
United States	$206,037	$113,249
Germany	19,126	17,231
Other Europe	68,075	67,790
Asia Pacific	11,353	10,530

Total	$304,591	$208,800

(14) Commitments and Contingencies
The Company leases office space and certain furniture and fixtures under various non-cancelable operating leases. Rent expense under operating leases was $649 and $1,269 for the quarter and six months ended June 30, 2011, respectively, compared to $437 and $840 for the quarter and six months ended June 30, 2010, respectively.
As of June 30, 2011, the Company has supply commitments with third party assemblers for printer assemblies for 2011 that total $13,301.
For certain of our recent acquisitions, the Company is obligated for the payment of deferred purchase price totaling $10,919, all of which is due in 2011, based upon the exchange rate at the date of acquisition. Certain of these acquisitions also contain earnout provisions under which the sellers of the acquired businesses can earn additional amounts. The total liabilities recorded for these earnouts as of June 30, 2011 was $3,297 and is included in other liabilities. See Note 2 for details of acquisitions and related commitments.
Litigation
On March 14, 2008, DSM Desotech Inc. filed a complaint, in an action titled DSM Desotech Inc. v. 3D Systems Corporation and 3D Systems, Inc. in the United States District Court for the Northern District of Illinois (Eastern Division), asserting that the Company engaged in anticompetitive behavior with respect to resins used in certain stereolithography machines. The complaint further asserted that the Company is infringing on two of DSM Desotech’s patents relating to stereolithography machines. DSM Desotech subsequently filed two amendments to its complaint in which it reasserted its original causes of action or asserted additional causes of action. The Company filed answers to DSM Desotech’s complaints in which, among other things, it denied the material allegations of the complaints. On July 20, 2010, the Court issued a decision relating to the construction of the claims of the patents-in-suit following the Markman hearing held on September 16, 2009. In that decision, the Court generally adopted the claim constructions proposed by the Company.
Fact discovery regarding the claims pending in this case concluded January 31, 2011, and this case remains in the pre-trial stage.
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
On April 7, 2011, EnvisionTec filed a Notice of Appeal with the United States Court of Appeals for the Federal Circuit. The Company filed a motion to dismiss that appeal on April 25, 2011, and the parties are awaiting a decision on the motion. The Company intends to pursue claims for damages against EnvisionTec.
On July 14, 2010, MSK K.K., a Japanese company, filed a complaint against the Company’s Japanese subsidiary in the Tokyo District Court asserting, among other things, that the Company’s subsidiary failed to satisfy certain alleged performance guarantees associated with the use of certain materials in two printers purchased from the Company in 2007.
The plaintiff is seeking damages in excess of $1,600. The Company intends to continue to vigorously contest the claims asserted by MSK K.K.
The Company is also involved in various other legal matters incidental to its business. The Company’s management believes, after consulting with counsel, that the disposition of these other matters will not have a material effect on the Company’s consolidated results of operations or consolidated financial position.
(15) Subsequent Event
On July 19, 2011, the Company acquired Alibre, Inc. Future revenue from this acquisition will be reported in printers and other products and services revenue categories. The Alibre acquisition is not significant to the Company’s financial statements. See Note 2.

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
Business Overview
We are a global provider of three-dimensional (“3D”) content-to-print solutions including personal, professional and production 3D printers, print materials, on-demand custom parts services and creative content development, design productivity tools and curation services and downloads. Our integrated solutions enable complex three-dimensional objects to be produced directly from 3D digital data without tooling, greatly reducing the time and cost required to produce prototypes or customized production parts. Through our custom parts services, which consist of our 3Dproparts™ and Quickparts® brands, we supply a wide variety of custom-made plastic and metal parts as well as assembly and production jigs, fixtures and casting patterns in different finishes and colors through a growing network of custom parts service locations.
Our consolidated revenue is derived primarily from the sale of our printers, the sale of the related print materials used by the printers to produce solid objects and the provision of printer services and custom parts services to our customers.
Recent Developments
In 2011, we have continued to execute on our strategic initiatives, including growing our custom parts services, through additional acquisitions and accelerating personal and professional 3D printer penetration by expanding our distribution channel of reseller partners. We began to execute on our initiative to build 3D consumer content products and services.
In April, we acquired Sycode, a software development company, based in Goa, India, that specializes in providing plug-ins for all commercially available CAD packages. We acquired Sycode as a step towards building 3D professional and consumer content tools and as part of our India expansion plan.
In April, we acquired Print3D, a startup company with desktop tools and utilities that provide custom parts services including instant quotes and orders directly from customers’ computers.
In April, the Company’s Board of Directors declared a two-for-one split of the Company’s common stock and on May 18, 2011, each stockholder of record at the close of business on May 9, 2011 received one additional share for every outstanding share held on the record date. Trading began on a split-adjusted basis on May 19, 2011.
In May, we acquired The3dStudio.com, a leading provider of 3D and 2D digital media libraries, offering resources and expert support through a vibrant online marketplace exchange for consumers and professionals alike. We acquired The3dStudio.com as a step in our consumer initiative towards building a 3D content exchange.
In May, we acquired Freedom of Creation (“FOC”), a recognized leader for printable collections of innovative and practical 3D content, based in the Netherlands. FOC’s body of work includes products commercialized by leading fashion and design labels and the FOC Collection.
In May, we launched the new BfB™ 3000 plus, which features a desktop fit and easy to use, intuitive, familiar user interface.
In May, we announced the availability of Accura® CastPro™, a new print material engineered to meet the manufacturing requirements of QuickCast™ patterns used for the production of investment castings. Accura® CastPro™ printed patterns are accurate, dimensionally stable, and have low thermal expansion characteristics. Accura® CastPro™ has been used in full production at 3Dproparts™, delivering QuickCast™ patterns for foundry casting in a variety of metals.
In May, we migrated from the NASDAQ under the ticker symbol “TDSC” to the New York Stock Exchange and began trading under the ticker symbol “DDD” on May 26, 2011.

In July, we acquired Alibre, Inc. (“Alibre”), a leading provider of affordable 3D design productivity solutions, based in Richardson, Texas. Alibre delivers a powerful suite of full parametric CAD solutions that are easy to own and simple to use for makers and designers alike.
Results of Operations
Summary of 2011 financial results
Our operating activities generated $6.2 million of net cash in the first six months of 2011, which is discussed in greater detail below. We used $29.2 million to fund our strategic investing activities, including acquisitions of businesses. Financing activities during the six months ended June 30, 2011 provided $64.0 million of cash, including $62.1 million from our common stock offering. We finished the period with $79.0 million of unrestricted cash compared to $37.3 million of unrestricted cash at December 31, 2010.
During the second quarter of 2011 we reported increases in revenue and profit results compared to the second quarter of 2010 as our worldwide business continued to expand. Revenue for the second quarter of 2011 improved by 56.9% to $55.1 million from $35.1 million for the second quarter of 2010. Revenue increased across all classes of products and services, led by a $5.5 million, or 51.7%, increase in printers sales. Higher revenue, coupled with cost containment, together with the partial release of our valuation allowance on deferred tax assets, enabled us to achieve net income of $13.4 million for the second quarter of 2011, compared to $2.7 million in the same period of 2010. Revenue for the six months ended June 30, 2011 increased 54.3% to $103.0 million from $66.8 million in 2010, and net income increased 324.7% to $20.2 million from $4.8 million for 2010 for primarily the same reasons.
Print materials sales for the second quarter of 2011 rose by $2.4 million from the second quarter of 2010 from continued expansion of printers installed over past periods and increased revenue from integrated materials.
Revenue from services improved by $12.0 million to $22.5 million in the second quarter of 2011 from $10.5 million in the second quarter of 2010. This increase in services revenue reflects revenue from our custom parts services and increased revenue from printer service components, both from organic growth and acquisitions. Service revenue from custom parts services was $14.2 million, or 62.9% of total services revenue for the second quarter of 2011.
For the second quarter of 2011, healthcare revenue was $6.5 million, or 12% of our total revenue, compared to $4.9 million, or 14%, in the second quarter of 2010. Healthcare solutions revenue includes sales of printers, print materials, and services for hearing aid, dental, medical device and other health-related applications. Although printer sales into these marketplaces can fluctuate from period to period due to timing, 64% of revenue from healthcare applications was from recurring revenue in the second quarter of 2011 compared to 73% in the second quarter of 2010.
Our higher gross profit in the second quarter and first six months of 2011 arose primarily from our higher level of revenue coupled with cost containment. Our gross profit margin increased to 45.7% in the second quarter of 2011 from 45.4% in the second quarter of 2010 due to increased revenue and overhead absorption, partially offset by lower margin personal and professional printers making up a higher percentage of printer sales, an unfavorable mix of production printers and custom parts services making up a higher percentage of revenue at a lower margin.
Our total operating expenses increased by $4.7 million in the second quarter of 2011 to $17.2 million from $12.5 million in the 2010 quarter. The increase reflected higher selling, general and administrative expenses primarily related to higher commissions, staffing from our acquisitions, restructuring costs and increased legal expenses associated with litigation and acquisitions. We expect to continue to manage expenses and drive down our costs where possible without impairing our ability to operate and service our customers. We expect our SG&A expenses for the remainder of 2011 to be in the range of $29.0 to $32.0 million, and our research and development expenses to be in the range of $6.0 million to $7.0 million.
Our operating income for the second quarter of 2011 increased to $8.0 million from $3.4 million in the 2010 quarter. This improvement in operating income resulted from higher revenues and gross profit, partially offset by higher operating expenses, as further discussed below.

Results of Operations — Second Quarter Comparisons
Second quarter comparison of revenue by class of product and service
Table 1 sets forth our change in revenue by class of product and service for the second quarter of 2011 compared to the second quarter of 2010:
Table 1

	Printers and
	Other
(Dollars in thousands)	Products		Print Materials		Services		Totals
Revenue — 2nd quarter 2010	$10,672	30.3%	$13,973	39.8%	$10,499	29.9%	$35,144	100%

Change in revenue:
Volume
Core products and services	(258)	(2.4)	301	2.2	10,284	98.0	10,327	29.4
New products and services	5,030	47.1	570	4.1	953	9.1	6,553	18.6
Price/Mix	91	0.9	623	4.5	—	—	714	2.1
Foreign currency translation	658	6.1	950	6.7	782	7.4	2,390	6.8

Net change	5,521	51.7	2,444	17.5	12,019	114.5	19,984	56.9

Revenue — 2nd quarter 2011	$16,193	29.4%	$16,417	29.8%	$22,518	40.8%	$55,128	100%

We earn revenues from the sale of printers and other products, print materials, and services. On a consolidated basis, revenue for the second quarter of 2011 increased by $20.0 million, or 56.9%, compared to the second quarter of 2010 as a result of the factors discussed below. Our organic growth rate was 25.0% for the second quarter of 2011.
The increase in revenue from printers and other products that is due to volume for the second quarter of 2011 compared to the same quarter of 2010 was the result of higher sales of production and personal and professional printers. Revenue from printers and other products consisted of:
•	Production printers, which represented $8.9 million, or 55%, of total printers revenue for the second quarter of 2011, compared to $6.2 million, or 58%, for the second quarter of 2010;

•	Personal and professional printers, which made up the remaining $7.3 million, or 45%, in the second quarter of 2011, compared to $4.5 million, or 42%, in the second quarter of 2010.
Due to the relatively high list price of certain printers, our customers’ purchasing decisions may have a long lead time. Combined with the overall low unit volume of production printers sales in any particular period, the acceleration or delay of orders and shipments of a small number of production printers from one period to another can significantly affect revenue reported for printers sales for the period involved. Revenue reported for printers sales in any particular period is also affected by revenue recognition rules prescribed by generally accepted accounting principles.
Revenue from print materials was higher as a result of continued expansion of printers installed over past periods and an 80.0% increase in integrated print materials revenue. Sales of integrated print materials represented 54% of total materials revenue in the second quarter of 2011 compared to 35% in the second quarter of 2010.
The increase in services revenue reflects revenue from our custom parts services and increased revenue from printer service components, both from organic growth and acquisitions. Service revenue from custom parts services was $14.2 million, or 62.9%, of total service revenue for the second quarter of 2011.
At June 30, 2011 our backlog was $7.4 million, compared to backlogs of $7.6 million at December 31, 2010 and $5.2 million at June 30, 2010. Production and delivery of our printers is generally not characterized by long lead times. During the second quarter of 2011, we delivered the remaining printers related to the order received in the third quarter of 2010 for multiple production printers. Additionally, custom parts services lead time and backlog depend on whether orders are for rapid prototyping or longer-range production runs. The backlog at June 30, 2011 includes $4.2 million of custom parts services orders.
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

Change in second quarter revenue by geographic region
Each geographic region contributed to our higher level of revenue in the second quarter of 2011. Table 2 sets forth the change in revenue by geographic area for the second quarter of 2011 compared to the second quarter of 2010:
Table 2

(Dollars in thousands)	U.S.		Europe		Asia-Pacific		Totals
Revenue — 2nd quarter 2010	$17,399	49.5%	$13,272	37.8%	$4,473	12.7%	$35,144	100%

Change in revenue:
Volume	11,557	66.4	2,332	17.6	2,991	66.9	16,880	48.0
Price/Mix	(346)	(2.0)	761	5.7	299	6.7	714	2.1
Foreign currency translation	—	—	2,201	16.6	189	4.2	2,390	6.8

Net change	11,211	64.4	5,294	39.9	3,479	77.8	19,984	56.9

Revenue — 2nd quarter 2011	$28,610	51.9%	$18,566	33.7%	$7,952	14.4%	$55,128	100%

Revenue from U.S. operations increased by $11.2 million or 64.4% to $28.6 million in 2011 from $17.4 million in the second quarter of 2010. The increase was due to higher volume partially offset by the unfavorable combined effect of price and mix due to the higher proportion of sales from personal and professional printers.
Revenue from non-U.S. operations for the second quarter of 2011 increased by $8.8 million or 49.4% to $26.5 million from $17.7 million for the second quarter of 2010. Revenue from non-U.S. operations as a percent of total revenue was 48.1% and 50.5%, respectively, for the second quarters of 2011 and 2010. The increase in non-U.S. revenue, excluding the effect of foreign currency translation, was 36.0% in the second quarter of 2011.
Revenue from European operations increased by $5.3 million, or 39.9%, to $18.6 million from $13.3 million in the prior year period. This increase was due to a $2.3 million increase in volume, a $2.2 million favorable impact of foreign currency translation and a $0.7 million favorable combined effect of price and mix.
Revenue from Asia-Pacific operations increased by $3.5 million, or 77.8%, to $8.0 million from $4.5 million in the prior year period due primarily to a favorable $3.0 million increase in volume, a $0.3 million favorable impact of combined price and mix and a $0.2 million favorable impact of foreign currency translation.
Gross profit and gross profit margins — second quarter
Table 3 sets forth gross profit and gross profit margin for our products and services for the second quarters of 2011 and 2010:
Table 3

	Quarter Ended June 30,
	2011		2010
		Gross		Gross
	Gross	Profit	Gross	Profit
(Dollars in thousands)	Profit	Margin	Profit	Margin
Printers and other products	$5,981	36.9%	$3,698	34.7%
Print materials	10,658	64.9	8,333	59.6
Services	8,564	38.0	3,925	37.4

Total	$25,203	45.7%	$15,956	45.4%

On a consolidated basis, gross profit for the second quarter of 2011 increased by $9.2 million to $25.2 million from $16.0 million in the second quarter of 2010, primarily as a result of higher sales from all revenue categories and helped by an increase in our gross profit margin.
Consolidated gross profit margin for the second quarter of 2011 improved from 45.4% in 2010 to 45.7% in 2011. The 2011 gross profit margin reflected a higher portion of sales from lower margin, personal and professional printers sales and higher portion of revenue from lower margin, custom parts services, partially offset by margin improvements in materials and printer services. The 2011 gross profit margin was adversely affected by approximately 0.5 percentage points due to the previously disclosed negative impact on margin of sales of our V-Flash® Desktop Printer. The negative impact of V-Flash® sales on margin in the 2010 quarter was 2.3 percentage points.

Printers and other products gross profit for the second quarter of 2011 increased to $6.0 million from $3.7 million for the 2010 quarter. Gross profit margin for printers increased by 2.2 percentage points to 36.9% from 34.7% in the 2010 quarter. Gross profit was negatively impacted by increased sales of our lower margin personal and professional printers; partially offset by the reduction of cost of sales of $0.6 million related to the disposition of damaged assets.
Print materials gross profit for the second quarter of 2011 increased by $2.4 million, or 27.9%, to $10.7 million from $8.3 million for the 2010 quarter, and gross profit margin for print materials increased by 5.3 percentage points to 64.9% from 59.6% in the 2010 quarter, primarily due to the favorable shift in the mix of materials.
Gross profit for services for the second quarter of 2011 increased by $4.7 million, or 118.2%, to $8.6 million from $3.9 million for the 2010 quarter, and gross profit margin for services increased by 0.6 percentage points to 38.0% from 37.4% in the 2010 quarter. The increase in gross profit was due primarily to higher levels of revenue associated with our custom parts services. The increase in gross profit margin for services is primarily due to expanded gross profit on custom parts services compared to the 2010 quarter. Custom parts services had a gross profit margin of 32.3% for the second quarter of 2011. Printer services had a gross profit margin of 47.2% compared to 47.6% for the second quarter of 2010 and 44.5% for the first quarter of 2011.
Operating expenses
As shown in Table 4, total operating expenses increased by $4.7 million, or 37.2%, to $17.2 million in the second quarter of 2011 from $12.5 million in the second quarter of 2010. This increase was due to higher selling, general and administrative expenses and higher research and development expenses, both of which are discussed below.
Table 4

	Quarter Ended June 30,
	2011		2010
		%		%
(Dollars in thousands)	Amount	Revenue	Amount	Revenue
Selling, general and administrative expenses	$14,159	25.7%	$9,776	27.8%
Research and development expenses	3,043	5.5	2,766	7.9

Total operating expenses	$17,202	31.2%	$12,542	35.7%

Selling, general and administrative expenses increased by $4.4 million to $14.2 million in the second quarter of 2011 compared to $9.8 million in the second quarter of 2010, but decreased to 25.7% of revenue in 2011, compared to 27.8% for 2010. The increase was due primarily to a $1.6 million combined impact of an increase in compensation costs due to commissions on higher revenues, operating costs of acquired businesses and $0.4 million of restructuring expenses. SG&A expenses were also impacted by a $1.0 million increase in legal expenses, a $0.8 million increase in amortization expense from acquired intangibles, a $0.2 million increase in bad debt expense and a $0.2 million increase in marketing expenses.
Research and development expenses increased by $0.2 million, or 10.0%, to $3.0 million in the second quarter of 2011 from $2.8 million in the second quarter of 2010, principally due to a $0.3 million increase in compensation expense in the 2011 quarter.
Income from operations
Our income from operations of $8.0 million for the second quarter of 2011 improved from $3.4 million of income from operations in the second quarter of 2010. See Gross profit and gross profit margins and Operating expenses above.
The following table sets forth operating income by geographic area for the second quarters of 2011 and 2010:
Table 5

	Quarter Ended June 30,
(Dollars in thousands)	2011	2010
Income from operations
United States	$3,563	$1,325
Germany	417	320
Other Europe	1,155	533
Asia Pacific	2,795	1,111

Subtotal	7,930	3,289
Inter-segment elimination	71	125

Total	$8,001	$3,414

With respect to the U.S., in 2011 and 2010, the changes in operating income by geographic area reflected the same factors discussed above in Gross profit and gross profit margins and Operating expenses.
As most of our operations outside the U.S. are conducted through sales and marketing subsidiaries, the changes in operating income in our operations outside the U.S. in 2011 and 2010 resulted primarily from changes in transfer pricing, which is a function of revenue levels.
Interest and other expense (income), net
Interest and other expense (income), net was $0.1 million of expense, net in the second quarter of 2011 compared with $0.4 million of expense, net in the 2010 quarter. The $0.1 million of expense, net in the second quarter of 2011 reflected other income and foreign exchange gain of $0.1 million that was more than fully offset by $0.1 million of interest expense and $0.1 million of other expense.
Interest and other expense (income), net was $0.4 million of expense, net in the second quarter of 2010 reflecting other income of $0.1 million and an insignificant amount of interest income that was more than fully offset by $0.2 million of interest expense, $0.2 million of foreign exchange losses and $0.1 million of other expense.
Provision for (benefit of) income taxes
We recorded a $5.5 million benefit for income taxes in the second quarter of 2011 and a $0.2 million provision for income taxes in the second quarter of 2010. Our benefit for the 2011 period primarily reflects the partial reversal of the valuation allowance discussed below, which is partially offset by the expense associated with income tax in non-U.S. jurisdictions. Our provision for income taxes in the 2010 period primarily reflects tax expense associated with income taxes in non-U.S. jurisdictions.
In conjunction with our ongoing review of actual results and anticipated future earnings, we periodically reassess the possibility of releasing the valuation allowance remaining on our U.S. net deferred tax assets. During the second quarter of 2011, based upon our recent results of operations and expected profitability in the future, we concluded that it is more likely than not that a portion of our U.S. net deferred tax assets will be realized. As a result, in accordance with ASC 740, we reversed $17.0 million of the valuation allowance applied to the U.S. net deferred tax assets. The reversal of the valuation allowance resulted in a non-cash income tax benefit of $6.2 million, which resulted in a benefit of 12 cents per share.
We utilized reserved U.S. net operating loss carryforwards to eliminate current U.S. income taxes. Absent the reversal of the valuation allowance on the U.S. net deferred tax assets, income tax expense would have been $2.7 million and the income tax rate would have been 34.6 percent. Due to our U.S. net operating loss carryforwards, our rate of cash taxes was 5.4 percent of taxable income.
Net income
Our net income for the second quarter of 2011 increased $10.7 million to $13.4 million compared to $2.7 million in the second quarter of 2010. The principal reasons for the improvement, which are discussed in more detail above, were:
•	the $4.6 million improvement in our operating income;

•	the $5.7 million decrease in tax expense; and

•	the $0.3 million improvement in interest and other expense (income), net.
For the quarter ended June 30, 2011, average common shares for basic and diluted earnings per share were 50.3 million and 51.3 million, respectively, and basic and diluted earnings per share were $0.27 and $0.26. For the quarter ended June 30, 2010, average common shares for basic and diluted earnings per share were 46.1 million and 46.7 million, respectively, and basic and diluted earnings per share were $0.06.

Results of Operations — Six Month Comparisons
Six month comparison of revenue by class of product and service
Table 6 sets forth our change in revenue by class of product and service for the first six months of 2011 compared to the same period of 2010:
Table 6

	Printers and
	Other
(Dollars in thousands)	Products		Print Materials		Services		Totals
Revenue — six months 2010	$19,455	29.1%	$27,587	41.3%	$19,729	29.6%	$66,771	100.0%

Change in revenue:
Volume
Core products and services	(865)	(4.4)	2,088	7.6	19,133	97.0	20,356	30.5
New products and services	10,161	52.2	663	2.4	1,597	8.1	12,421	18.6
Price/Mix	93	0.5	533	1.9	—	—	626	0.9
Foreign currency translation	884	4.5	1,155	4.2	812	4.1	2,851	4.3

Net change	10,273	52.8	4,439	16.1	21,542	109.2	36,254	54.3

Revenue — six months 2011	$29,728	28.9%	$32,026	31.1%	$41,271	40.1%	$103,025	100%

We earn revenues from the sale of printers and other products, print materials and services. On a consolidated basis, revenue for the first six months of 2011 increased by $36.3 million, or 54.3%, compared to the first six months of 2010 as a result of improvements in each revenue category. Our organic growth rate was 24.3% for the six months ended June 30, 2011.
The increase in revenue from printers and other products that is due to volume for the first six months of 2011 compared to the same period of 2010 was the result of higher sales of all types of printers. Revenue from printers and other products consisted of:
•	Production printers, which represented $17.3 million, or 58%, of total printer revenue for the first six months of 2011, compared to $10.2 million, or 52%, for the 2010 period; and

•	Personal and professional printers, which made up the remaining $12.4 million, or 42%, in the first six months of 2011, compared to $9.3 million, or 48%, in the same period of 2010.
Due to the relatively high list price of certain printers, our customers’ purchasing decisions may have a long lead time. Combined with the overall low unit volume of production printers sales in any particular period, the acceleration or delay of orders and shipments of a small number of production printers from one period to another can significantly affect revenue reported for our printers sales for the period involved. Revenue reported for printers sales in any particular period is also affected by revenue recognition rules prescribed by generally accepted accounting principles.
Revenue from print materials benefitted from the continued expansion of printers installed over past periods coupled with a 78.0% increase in integrated materials sales revenue. Sales of integrated materials represented 52% of total materials revenue in the first six months of 2011 compared to 34% in the first six months of 2010.
The increase in services revenue reflects revenue from our custom parts services and increased revenue from printer service components, both from organic growth and acquisitions. Service revenue from custom parts services was $24.4 million, or 59.2%, of total service revenue for the first six months of 2011 compared to $6.2 million, or 31.4%, in the first six months of 2010.
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

Change in six month revenue by geographic region
Each geographic region contributed to our higher level of revenue in the first six months of 2011. Table 7 sets forth the change in revenue by geographic area for the first six months of 2011 compared to the first six months of 2010:
Table 7

(Dollars in thousands)	U.S.		Europe		Asia-Pacific		Totals
Revenue — six months 2010	$31,544	47.2%	$26,141	39.2%	$9,086	13.6%	$66,771	100%

Change in revenue:
Volume	20,879	66.2	7,301	27.9	4,597	50.6	32,777	49.1
Price/Mix	(937)	(3.0)	870	3.3	693	7.6	626	0.9
Foreign currency translation	—	—	2,370	9.1	481	5.3	2,851	4.3

Net change	19,942	63.2	10,541	40.3	5,771	63.5	36,254	54.3

Revenue — six months 2011	$51,486	50.0%	$36,682	35.6%	$14,857	14.4%	$103,025	100%

Revenue from U.S. operations increased by $19.9 million, or 63.2%, to $51.5 million in 2011 from $31.6 million in the first six months of 2010. The increase was due to higher volume, partially offset by the unfavorable combined effect of price and mix from a higher proportion of sales from personal and professional printers.
Revenue from non-U.S. operations for the first six months of 2011 increased by $16.3 million, or 46.3%, to $51.5 million from $35.2 million for the first six months of 2010. Revenue from non-U.S. operations as a percentage of total revenue was 50.0% and 52.8%, respectively, for the first six months of 2011 and 2010. The increase in non-U.S. revenue, excluding the effect of foreign currency translation, was 38.2% in the first six months of 2011, compared to 33.1% in the first six months of 2010.
Revenue from European operations increased by $10.6 million, or 40.3%, to $36.7 million from $26.1 million in the prior year period. This increase was due to a $7.3 million increase in volume, a $2.4 million favorable impact of foreign currency translation and a $0.9 million favorable combined effect of price and mix.
Revenue from Asia-Pacific operations for the first six months of 2011 improved by $5.8 million, or 63.5%, to $14.9 million from $9.1 million in the prior year period due to the favorable $4.6 million increase in volume, a $0.7 million favorable impact of combined price and mix and a $0.5 million favorable foreign currency translation.
Gross profit and gross profit margins — six months
Table 8 sets forth gross profit and gross profit margin for our products and services for the first six months of 2011 and 2010:
Table 8

	Six Months Ended June 30,
	2011		2010
		Gross		Gross
	Gross	Profit	Gross	Profit
(Dollars in thousands)	Profit	Margin	Profit	Margin
Printers and other products	$11,474	38.6%	$6,840	35.2%
Print Materials	20,558	64.2	16,584	60.1
Services	16,368	39.7	6,853	34.7

Total	$48,400	47.0%	$30,277	45.3%

On a consolidated basis, gross profit for the first six months of 2011 increased by $18.1 million to $48.4 million from $30.3 million in the first six months of 2010, primarily as a result of higher sales from all revenue categories and an increase in our gross profit margin.
Consolidated gross profit margin in the first six months of 2011 increased by 1.7 percentage points to 47.0% from 45.3% for the 2010 period. The higher gross profit margin reflected improved overhead absorption due to higher sales and continued cost containment.
Printers and other products gross profit for the first six months of 2011 increased to $11.5 million from $6.8 million for the 2010 period and gross profit margin for printers increased by 3.4 percentage points to 38.6% from 35.2% in the 2010 period, primarily due to increased sales of higher margin production printers.
Print materials gross profit for the first six months of 2011 increased by $4.0 million, or 24.0%, to $20.6 million from $16.6 million for the 2010 period, and gross profit margin for print materials increased by 4.1 percentage points to 64.2% from 60.1% in the 2010 period, primarily due to the favorable shift of the mix of materials.

Gross profit for services for the first six months of 2011 increased by $9.5 million, or 138.8%, to $16.4 million from $6.9 million for the 2010 period, and gross profit margin for services increased by 5.0 percentage points to 39.7% from 34.7% in the 2010 period. The increase in gross profit was primarily due to higher levels of revenue associated with our custom parts services and printer services. The increase in gross profit margin for services is primarily due to increased synergies from the integration of acquired custom parts services, coupled with improved gross profit margin on our printer services. Custom parts services had a gross profit margin of 35.2% for the first six months of 2011. Printer services had a gross profit margin of 45.8% during the first six months of 2011 compared to 45.1% during the 2010 period.
Operating expenses
As shown in Table 9, total operating expenses increased by $8.8 million, or 36.3%, to $33.0 million in the first six months of 2011 from $24.2 million in the first six months of 2010.
Table 9

	Six Months Ended June 30,
	2011		2010
		%		%
(Dollars in thousands)	Amount	Revenue	Amount	Revenue
Selling, general and administrative expenses	$27,123	26.3%	$18,934	28.4%
Research and development expenses	5,865	5.7	5,271	7.9

Total operating expenses	$32,988	32.0%	$24,205	36.3%

Selling, general and administrative expenses increased by $8.2 million to $27.1 million in the first six months of 2011 compared to $18.9 million in the first six months of 2010, but decreased to 26.3% of revenue in 2011 compared to 28.4% in 2010. The increase was due primarily to a $2.9 million combined impact of an increase in compensation costs due to commissions on higher revenues, operating costs of acquired businesses and $0.4 million of restructuring expenses. Additionally, SG&A expenses were impacted by a $1.7 million increase in legal expenses, a $1.6 million increase in amortization expense due to acquired intangibles, a $0.7 million increase in bad debt expense and a $0.3 million increase in marketing expenses.
Research and development expenses increased by $0.6 million, or 11.3%, to $5.9 million in the first six months of 2011 from $5.3 million in the same period in 2010, principally due to a $0.5 million increase in compensation expense and a $0.1 million increase in R&D materials in the 2011 period.
Income from operations
Our income from operations for the six months ended June 30, 2011 increased by $9.3 million to $15.4 million from $6.1 million in the six months ended June 30, 2010. See Gross profit and gross profit margins and Operating expenses above.
The following table sets forth operating income by geographic area for the first six months of 2011 and 2010:
Table 10

	Six Months Ended June 30,
(Dollars in thousands)	2011	2010
Income from operations
United States	$7,102	$2,178
Germany	828	499
Other Europe	2,666	844
Asia Pacific	4,770	2,380

Subtotal	15,366	5,901
Inter-segment elimination	46	171

Total	$15,412	$6,072

With respect to the U.S., in 2011 and 2010, the changes in operating income by geographic area reflected the same factors discussed above in Gross profit and gross profit margins and Operating expenses.
As most of our operations outside the U.S. are conducted through sales and marketing subsidiaries, the changes in operating income in our operations outside the U.S. from 2010 to 2011 resulted primarily from changes in transfer pricing, which is a function of revenue.

Interest and other expense (income), net
Interest and other expense (income), net was $0.2 million of income, net in the first six months of 2011 compared with $0.8 million of expense, net in the 2010 period. The $0.2 million of interest and other expense (income), net in the first six months of 2011 reflected foreign exchange gain of $0.6 million, partially offset by $0.3 million of interest expense and $0.2 million of other expense.
Interest and other expense (income), net was $0.8 million of expense, net in the first six months of 2010 reflecting $0.3 million of interest expense and $0.5 million of foreign exchange losses.
Provision for (benefit of) income taxes
We recorded a $4.6 million benefit of income taxes in the first six months of 2011 and $0.5 million provision for income taxes in the first six months of 2010. Our income tax benefit in the 2011 period primarily reflects the reversal of the valuation allowance discussed below, partially offset by the expense associated with income taxes in non-U.S. jurisdictions. Our provision for income taxes for the 2010 period primarily reflects tax expense associated with income taxes in non-U.S. jurisdictions.
In conjunction with our ongoing review of actual results and anticipated future earnings, we periodically reassess the possibility of releasing the valuation allowance remaining on our U.S. net deferred tax assets. During the six months of 2011, based upon our recent results of operations and expected profitability in the future, we concluded that it is more likely than not that a portion of our U.S. net deferred tax assets will be realized. As a result, in accordance with ASC 740, we reversed $17.0 million of the valuation allowance applied to the U.S. net deferred tax assets. The reversal of the valuation allowance resulted in a non-cash income tax benefit of $6.2 million, which resulted in a benefit of 12 cents per share for the first six months of 2011.
We utilized U.S. net operating loss carryforwards to eliminate current U.S. income taxes. Absent the reversal of the valuation allowance on our U.S net deferred tax assets, income tax expense would have been $5.6 million and the income tax rate would have been 36.1 percent. Due to our U.S. net operating loss carryforwards, our rate of cash taxes was 6.5 percent of taxable income.
Net income
Our net income for the first six months of 2011 improved to $20.2 million, compared to $4.8 million for the first six months of 2010. The principal reasons for the improvement, which are discussed in more detail above, were:
•	the $9.3 million improvement in our operating income;

•	the $5.1 million decrease in tax expense; and

•	the $1.0 million improvement in interest and other expense (income), net.
For the six months ended June 30, 2011, average common shares for basic and diluted earnings per share were 49.0 million and 50.0 million, respectively, and basic and diluted earnings per share were $0.41 and $0.40, respectively. For the six months ended June 30, 2010, average common shares for basic and diluted earnings per share were 45.9 million and 46.5 million, respectively, and basic and diluted earnings per share were $0.10.
Financial Condition and Liquidity
Table 11

(Dollars in thousands)	June 30, 2011	December 31, 2010
Cash and cash equivalents	$79,009	$37,349
Working capital	$91,093	$42,475
Total stockholders’ equity	$223,552	$133,119
Our unrestricted cash and cash equivalents increased by $41.7 million to $79.0 million at June 30, 2011 from $37.3 million at December 31, 2010. This increase primarily resulted from $64.0 million of cash from financing activities, including $62.1 million of net proceeds of a public offering of common stock. We generated $6.2 million of cash from operating activities, consisting of our $20.2 million net income, including $1.3 million of non-cash charges that were included in our net income, and $15.3 million of cash used by net changes in operating accounts. We used $29.2 million of cash in investing activities. See Cash flow and Capitalized lease obligations below.
Cash equivalents comprise funds held in money market instruments and are reported at their current carrying value, which approximates fair value due to the short-term nature of these instruments. We minimize our credit risk by investing primarily in investment grade, liquid instruments and limit exposure to any one issuer depending on credit quality.

Our net working capital increased by $48.6 million to $91.1 million at June 30, 2011 from $42.5 million at December 31, 2010, primarily due to the factors discussed below.
Our unrestricted cash and cash equivalents increased by $41.7 million to $79.0 million at June 30, 2011 from $37.3 million at December 31, 2010. This increase primarily resulted from $64.0 million of cash from financing activities, including $62.1 million of net proceeds of a public offering of common stock as discussed above, partially offset by $28.0 million of cash used for acquisitions.
Accounts receivable, net increased by $6.4 million to $42.2 million at June 30, 2011 from $35.8 million at December 31, 2010. Our gross accounts receivable increased by $6.7 million from December 31, 2010. In our changing business model, custom parts services and materials, both of which are generally sold on credit terms, make up a larger percent of our total sales. With an increased portion of our sales on credit terms, our days sales outstanding increased to 70 days at June 30, 2011 from 64 days at December 31, 2010 and accounts receivable more than 90 days past due increased to 8.8% of gross receivables from 5.0% at December 31, 2010.
Inventories increased by $3.6 million to $27.4 million at June 30, 2011 from $23.8 million at December 31, 2010. This increase resulted primarily from a $1.7 million increase in finished goods inventory due to the timing of sales and revenue recognition at quarter end, which also impacts our backlog, a $1.2 million increase in raw materials primarily related to the timing of deliveries of raw materials and printer assembly parts and a $0.5 million increase in work in process related to the timing of assembly of printers. We maintained $2.1 million of inventory reserves at June 30, 2011 and $2.2 million of such reserves at December 31, 2010.
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
Accrued and other liabilities increased by $5.4 million to $23.4 million at June 30, 2011 from $18.0 million at December 31, 2010. This increase is primarily due to the $7.2 million deferred purchase price for the acquisition of Quickparts®; partially offset by a decrease in accrued compensation and benefits and in royalties payable.
The changes in the first six months of 2011 that make up the other components of working capital not discussed above arose in the ordinary course of business.
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
Cash flow
Table 12 summarizes the cash provided by or used in operating activities, investing activities and financing activities, as well as the effect of changes in foreign currency exchange rates on cash, for the first six months of 2011 and 2010.
Table 12

(Dollars in thousands)	2011	2010
Cash provided by operating activities	$6,232	$7,438
Cash used in investing activities	(29,164)	(6,220)
Cash provided by financing activities	64,016	133
Effect of exchange rate changes on cash	576	(386)

Net increase in cash and cash equivalents	$41,660	$965

Cash flow from operating activities
For the six months ended June 30, 2011, our operating activities provided $6.2 million of net cash. This source of cash consisted primarily of net income plus the effects of non-cash items and changes in working capital, which are described above.

For the six months ended June 30, 2010, our operating activities provided $7.4 million of net cash. This source of cash consisted primarily of net income plus the effects of non-cash items and changes in working capital.
Cash flow from investing activities
Net cash used in investing activities in the first six months of 2011 increased to $29.2 million from $6.2 million for the first six months of 2010. This increase was primarily due to $28.0 million of cash paid for acquisitions during the first six months of 2011, compared to $5.6 million of cash paid for acquisitions in the 2010 period.
Cash flow from financing activities
Net cash provided by financing activities increased to $64.0 million for the six months ended June 30, 2011 compared to $0.1 million in the 2010 period. This increase resulted primarily from $62.1 million of net proceeds, after deducting issuance costs, of our offering of common stock and from $2.3 million of stock-based compensation proceeds.
In March, we filed a shelf registration statement, under which we may issue, from time to time, up to $175.0 million of common stock, preferred stock, debt securities or warrants for debt or equity securities or units of such securities, in one or more offerings. During the first six months of 2011, we completed a common stock offering that resulted in $62.1 million of cash, net.
Contractual commitments and off-balance sheet arrangements
Other contractual commitments
Our principal contractual commitments consist of the capital leases on our Rock Hill facility, obligations related to acquisitions and supply commitments, which are discussed in greater detail below.
For certain of our recent acquisitions we are obligated for deferred purchase price payments totaling $10.9 million, based upon the exchange rate at the dates of acquisition for foreign acquisitions. Certain of these acquisitions also contain earnout provisions under which the sellers of the acquired businesses can earn additional amounts. The total amount of liabilities recorded for these earnouts is $3.3 million. See Note 2 for details of acquisitions and related commitments.
As of June 30, 2011, we have supply commitments for 2011 related to printer assembly that total $13.3 million.
Off-balance sheet arrangements
We have no off-balance sheet arrangements and do not utilize any “structured debt,” “special purpose,” or similar unconsolidated entities for liquidity or financing purposes.
Capitalized lease obligations
Our principal contractual commitments consist of capitalized lease obligations of $7.8 million at June 30, 2011. Our capitalized lease obligations decreased from $8.3 million at December 31, 2010, primarily due to scheduled payments of principal on capital lease installments and the exercise of our option to purchase the expansion land in March 2011.
Outstanding capitalized lease obligations relate to two lease agreements that we entered into during 2006 with respect to our Rock Hill facility, one of which covers the facility itself and the other of which covers certain furniture and fixtures that we acquired for use in the facility. The carrying value of the headquarters facility and the furniture and fixture leases at June 30, 2011 and December 31, 2010 was $7.8 million and $8.3 million, respectively.
Our outstanding capitalized lease obligations at June 30, 2011 and December 31, 2010 were as follows:
Table 13

	June 30,	December 31,
(Dollars in thousands)	2011	2010
Capitalized lease obligations:
Current portion of capitalized lease obligations	$177	$224
Capitalized lease obligations, long-term portion	7,620	8,055

Total capitalized lease obligations	$7,797	$8,279

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
We do not hedge or trade for speculative purposes, and our foreign currency contracts are generally short term in nature, typically maturing in 90 days or less. We have elected not to prepare and maintain the documentation to qualify for hedge accounting treatment under ASC 815, “Derivatives and Hedging,” and therefore, we recognize all gains and losses (realized or unrealized) in interest and other expense, net in our unaudited condensed consolidated statements of operations and comprehensive income.
There were no foreign exchange contracts outstanding at June 30, 2011 or December 31, 2010. See Note 7 of the unaudited condensed consolidated financial statements.
Changes in the fair value of derivatives are recorded in interest and other expense (income), net in our unaudited condensed consolidated statements of operations and comprehensive income. Depending on the fair values at the end of the reporting period, derivatives are recorded either in prepaid and other current assets or in accrued liabilities in our unaudited condensed consolidated balance sheets.
The total foreign currency related impact on our unaudited condensed consolidated statements of operations and comprehensive income was a $0.6 million gain for the six months ended June 30, 2011 and a $0.5 million loss for the 2010 period.
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
In addition to statements that explicitly describe such risks and uncertainties, readers are urged to consider statements in future or conditional tenses or that includes terms such as “believes,” “belief,” “expects,” “intends,” “anticipates” or “plans” to be uncertain and forward-looking. Forward-looking statements may include comments as to our beliefs and expectations as to future events and trends affecting our business. Forward-looking statements are based upon management’s current expectations concerning future events and trends and are necessarily subject to uncertainties, many of which are outside our control. The factors stated under the heading “Cautionary Statements and Risk Factors” set forth below and those described in our other SEC reports, including our Annual Report on Form 10-K for the year ended December 31, 2010, as well as other factors, could cause actual results to differ materially from those reflected or predicted in forward-looking statements.
Any forward-looking statements are based on management’s beliefs and assumptions, using information currently available to us. We assume no obligation, and do not intend, to update these forward-looking statements.

If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from those reflected in or suggested by forward-looking statements. Any forward-looking statement you read in this Form 10-Q reflects our current views with respect to future events and is subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity. All subsequent written and oral forward-looking statements attributable to us or individuals acting on our behalf are expressly qualified in their entirety by this paragraph. You should specifically consider the factors identified or referred to in this Form 10-Q and our other SEC reports, including our Annual Report on Form 10-K for the year ended December 31, 2010, which could cause actual results to differ from those referred to in forward-looking statements.
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
For a discussion of market risks at December 31, 2010, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2010. During the first six months of 2011, there were no material changes or developments that would materially alter the market risk assessment performed as of December 31, 2010.

Item 4.	Controls and Procedures.
Evaluation of disclosure controls and procedures
As of June 30, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) pursuant to Rules 13a-15 and 15d-15 under the Exchange Act. These controls and procedures were designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner to allow timely decisions regarding required disclosures. Based on this evaluation, including an evaluation of the rules referred to above in this Item 4, management has concluded that our disclosure controls and procedures were effective as of June 30, 2011 to provide reasonable assurance that the information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in a manner to allow timely decisions regarding required disclosures.
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

3.10	Amended and Restated By-Laws. (Incorporated by reference to Exhibit 3.2 of Registrant’s Current Report on Form 8-K, filed on December 1, 2006.)

31.1	Certification of Principal Executive Officer, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated July 28, 2011.

31.2	Certification of Principal Financial Officer, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated July 28, 2011.

32.1	Certification of Principal Executive Officer, filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated July 28, 2011.

32.2	Certification of Principal Financial Officer, filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated July 28, 2011.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act of 1934, as amended, and is otherwise not subject to liability under these sections.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

3D Systems Corporation
By:	/s/ Damon J. Gregoire
Damon J. Gregoire
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer) (Duly Authorized Officer)
Date: July 28, 2011