Form 10-Q
period 2011-09-30
3D SYSTEMS CORP
filed 2011-10-27
CIK 910638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
Shares of Common Stock, par value $0.001, outstanding as of October 21, 2011: 50,538,610

3D SYSTEMS CORPORATION
Quarterly Report on Form 10-Q for the
Quarter Ended September 30, 2011

PART I. — FINANCIAL INFORMATION	3

Item 1. Financial Statements	3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosures About Market Risk	29

Item 4. Controls and Procedures	29

PART II — OTHER INFORMATION	30

Item 1. Legal Proceedings	30

Item 1A. Risk Factors	30

Item 6. Exhibits	30

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. — FINANCIAL INFORMATION

Item 1.	Financial Statements.
3D SYSTEMS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
(in thousands, except par value)	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$72,617	$37,349
Accounts receivable, net of allowance for doubtful accounts of $2,733 (2011) and $2,017 (2010)	42,576	35,800
Inventories, net of reserves of $2,165 (2011) and $2,205 (2010)	27,841	23,811
Prepaid expenses and other current assets	2,434	1,295
Current deferred income taxes	2,975	1,874
Restricted cash	214	11

Total current assets	148,657	100,140
Property and equipment, net	28,704	27,669
Intangible assets, net	39,658	18,275
Goodwill	82,076	58,978
Long-term deferred income taxes	4,002	—
Other assets, net	3,833	3,738

Total assets	$306,930	$208,800

LIABILITIES AND EQUITY
Current liabilities:
Current portion of capitalized lease obligations	$155	$224
Accounts payable	25,457	26,556
Accrued and other liabilities	19,565	17,969
Customer deposits	3,183	2,298
Deferred revenue	11,189	10,618

Total current liabilities	59,549	57,665
Long-term portion of capitalized lease obligations	7,585	8,055
Other liabilities	10,233	9,961

Total liabilities	77,367	75,681

Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, authorized 5,000 shares, none issued	—	—
Common stock, $0.001 par value, authorized 60,000 shares; 50,842 (2011) and 46,948 (2010) issued	51	23
Additional paid-in capital	255,555	186,252
Treasury stock, at cost; 324 shares (2011) and 268 shares (2010)	(215)	(189)
Accumulated deficit	(30,536)	(57,925)
Accumulated other comprehensive income	4,708	4,958

Total equity	229,563	133,119

Total liabilities and equity	$306,930	$208,800

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended September 30,		Nine months Ended September 30,
(in thousands, except per share amounts)	2011	2010	2011	2010
Revenue:
Products	$33,248	$28,742	$95,002	$75,783
Services	24,290	12,761	65,561	32,490

Total revenue	57,538	41,503	160,563	108,273

Cost of sales:
Products	16,010	14,765	45,732	38,381
Services	13,765	7,910	38,667	20,787

Total cost of sales	29,775	22,675	84,399	59,168

Gross profit	27,763	18,828	76,164	49,105

Operating expenses:
Selling, general and administrative	15,100	10,960	42,224	29,894
Research and development	3,872	2,708	9,737	7,979

Total operating expenses	18,972	13,668	51,961	37,873

Income from operations	8,791	5,160	24,203	11,232
Interest and other expense (income), net	654	(492)	465	342

Income before income taxes	8,137	5,652	23,738	10,890
Provision for (benefit of) income taxes	917	284	(3,677)	767

Net income	$7,220	$5,368	$27,415	$10,123

Other comprehensive income
Unrealized gain (loss) on pension obligation	$(5)	$14	$—	$(6)
Foreign currency translation gain (loss)	(2,873)	1,831	(250)	557

Comprehensive income	$4,342	$7,213	$27,165	$10,674

Net income per share — basic	$0.14	$0.12	$0.55	$0.22

Net income per share — diluted	$0.14	$0.11	$0.54	$0.22

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2011	2010
Cash flows from operating activities:
Net income	$27,415	$10,123
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (benefit of) deferred income taxes	(4,833)	212
Depreciation and amortization	7,402	5,355
Provision for (recovery of) bad debts	929	(118)
Share-based compensation	1,827	1,057
Loss on the disposition of property and equipment	82	49
Changes in operating accounts:
Accounts receivable	(2,568)	(155)
Inventories	(5,000)	(2,160)
Prepaid expenses and other current assets	(293)	920
Accounts payable	(4,777)	(1,308)
Accrued liabilities	37	1,892
Customer deposits	608	1,973
Deferred revenue	(1,106)	317
Other operating assets and liabilities	(940)	315

Net cash provided by operating activities	18,783	18,472

Cash flows from investing activities:
Purchases of property and equipment	(2,295)	(1,019)
Additions to license and patent costs	(305)	(243)
Proceeds from disposition of property and equipment	—	6
Cash paid for acquisitions, net of cash assumed	(44,830)	(9,086)

Net cash used in investing activities	(47,430)	(10,342)

Cash flows from financing activities:
Proceeds from issuance of common stock	62,054	—
Proceeds from exercise of stock options and restricted stock	2,378	262
Repayment of capital lease obligations	(172)	(159)
Restricted cash	(189)	—

Net cash provided by financing activities	64,071	103

Effect of exchange rate changes on cash	(156)	665

Net increase in cash and cash equivalents	35,268	8,898

Cash and cash equivalents at the beginning of the period	37,349	24,913

Cash and cash equivalents at the end of the period	$72,617	$33,811

Supplemental Cash Flow Information:
Interest payments	$418	$442
Income tax payments	994	274
Non-cash items:
Transfer of equipment from inventory to property and equipment, net(a)	2,721	1,419
Transfer of equipment to inventory from property and equipment, net(b)	779	392
Stock issued for acquisitions of businesses	3,042	3,915

(a)	Inventory is transferred from inventory to property and equipment at cost when the Company requires additional machines for training, demonstration or short-term rentals.

(b)
In general, an asset is transferred from property and equipment, net, into inventory at its net book value when the Company has identified a potential sale for a used machine. The machine is removed from inventory upon recognition of the sale.

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)

	Common Stock				Treasury Stock			Accumulated
		Par		Additional				Other	Total
		Value		Paid-in			Accumulated	Comprehensive	Shareholders’
(in thousands, except par value)	Shares	$0.001		Capital	Shares	Amount	Deficit	Income	Equity
Balance at December 31, 2010	23,474	$23		$186,252	134	$(189)	$(57,925)	$4,958	$133,119
Exercise of stock options	200	—	(a)	2,154	—	—	—	—	2,154
Issuance (repurchase) of restricted stock, net	227	—	(a)	228	190	(26)	—	—	202
Share-based compensation expense	8	—		1,827	—	—	—	—	1,827
Issuance of common stock	1,495	2		62,052	—	—	—		62,054
Issuance of stock for acquisitions	110	—	(a)	3,042	—	—	—	—	3,042
Common stock dividend	25,328	26		—	—	—	(26)	—	—
Net income	—	—		—	—	—	27,415	—	27,415
Foreign currency translation adjustment	—	—		—	—	—	—	(250)	(250)

Balance at September 30, 2011	50,842	$51		$255,555	324	$(215)	$(30,536)	$4,708	$229,563

(a)	Amounts not shown due to rounding.
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
In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments, consisting of adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results of operations for the quarter and nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year.
The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results may differ from these estimates and assumptions.
Certain prior period amounts presented in the accompanying footnotes have been reclassified to conform to current year presentation.
The Company’s Board of Directors approved a two-for-one stock split, effected in the form of a 100% stock dividend, which was paid on May 18, 2011 to stockholders of record at the close of business on May 9, 2011. The Company’s stockholders received one additional share of common stock for each share of common stock owned. This did not change the proportionate interest that a stockholder maintained in the Company. All share and per share amounts set forth in this report, including earnings per share and the weighted average number of shares outstanding for basic and diluted earnings per share, for each respective period have been adjusted to reflect the two-for-one stock split.
All amounts presented in the accompanying footnotes are presented in thousands, except for per share information.
The Company has evaluated subsequent events from the date of the condensed consolidated balance sheet through the date of the filing of this Form 10-Q. During this period, no material recognizable subsequent events were identified. See Note 2 and Note 15 for a description of subsequent events that are not significant to the Company’s consolidated financial statements.
Recent Accounting Pronouncements
In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2011-8 (“ASU 2011-8), “Intangibles — Goodwill and Other (Topic 350).” ASU 2011-8 is intended to simplify the testing of goodwill for impairment by permitting an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. ASU 2011-8 will become effective for fiscal years beginning after December 15, 2011, with early adoption permitted in limited circumstances. The standard will become effective for the Company in January 2012 and the adoption is not expected to have a significant impact on the Company’s consolidated financial statements.
No other new accounting pronouncements issued or effective during the third quarter of 2011 have had or are expected to have an impact on the Company’s consolidated financial statements.
(2) Acquisitions
In addition to the acquisitions previously disclosed, the Company completed acquisitions in the third quarter of 2011, which are discussed below.
On July 19, 2011, the Company acquired the assets of Alibre Inc. (“Alibre”), a provider of design productivity solutions. Alibre’s operations have been integrated into the Company and future revenue will be included in printers and other products and services revenue. The fair value of the consideration paid for this acquisition was $3,800, all of which was paid in cash and was allocated to the assets purchased and liabilities assumed based on the estimated fair values at the date of acquisition, and is included in the table below which summarizes third quarter 2011 acquisitions.

On August 9, 2011, the Company acquired certain assets of Content Media, Inc. related to the Botmill printer (“Botmill”). Botmill is a manufacturer of desktop 3D printers, kits, materials and accessories. Botmill’s operations have been integrated into the Company and future revenue will be included in printers and other products revenue. The fair value of the consideration paid for this acquisition was $17, all of which was paid in cash, and was allocated to the assets purchased based on the estimated fair values at the date of acquisition, and is included in the table below which summarizes third quarter 2011 acquisitions.
Subject to the terms and conditions of the acquisition agreement, the sellers have the right to earn an additional amount up to a maximum of $1,000, pursuant to an earn-out formula set forth in the acquisition agreement, for a period of three years, which commenced on September 1, 2011. As of September 30, 2011, no accrued liability was recorded for the earnout. The Company will re-evaluate the earnout in future periods to determine if a liability is to be accrued.
On September 20, 2011, the Company acquired the shares of Formero Pty, Ltd. and its wholly-owned subsidiary XYZ Innovation (“Formero”). Formero, based in Australia, with an office in China, is a provider of on-demand custom parts services and a distributor of 3D printers. Formero’s operations have been integrated into the Company and included in services revenue and printers and other products revenue. The fair value of the consideration paid for this acquisition, net of cash acquired, was $5,838, all of which was paid in cash and was allocated to the assets purchased and liabilities assumed based on the estimated fair values at the date of acquisition, and is included in the table below which summarizes third quarter 2011 acquisitions.
Subject to the terms and conditions of the acquisition agreement, the sellers have the right to earn an additional amount of up to a maximum of approximately $2,012, based on the exchange rate at the date of acquisition, pursuant to an earn-out formula set forth in the acquisition agreement, for a period of three years, which commenced on October 1, 2011. As of September 30, 2011, an accrued liability of approximately $1,862, based on the exchange rate at the date of acquisition, was recorded for the earnout. The earnout was determined to be acquisition consideration and therefore is reflected as part of goodwill.
The amounts related to the acquisitions of these businesses were allocated to the assets acquired and the liabilities assumed and included in the Company’s condensed consolidated balance sheet at September 30, 2011 as follows:

(in thousands)	2011
Fixed assets	$1,100
Intangible assets	11,144
Other assets, net of cash acquired and liabilities assumed	(2,589)

Net assets acquired	$9,655

These acquisitions were not significant, either individually or in aggregate; therefore, no pro-forma financial information is provided for these acquisitions.
Subsequent acquisition
On October 4, 2011, the Company acquired the shares of Kemo Modelmakerij B.V. (“Kemo”). Kemo, based in The Netherlands, is a provider of on-demand custom parts services. The Company is in the process of integrating Kemo. The fair value of the consideration paid for this acquisition, net of cash acquired, was approximately $4,006, based on the exchange rate at the date of acquisition, all of which was paid in cash, and will be allocated to the assets purchased and liabilities assumed based on the estimated fair values at the date of acquisition. Due to the timing of this acquisition, at the time of this filing the Company is in the process of allocating the fair values of the assets purchased, liabilities assumed, and other intangibles identified as of the acquisition date, with any excess to be recorded as goodwill. Future revenue from this acquisition will be reported in services revenue. The Kemo acquisition is not significant to the Company’s consolidated financial statements.
(3) Inventories
Components of inventories, net at September 30, 2011 and December 31, 2010 were as follows:

(in thousands)	2011	2010
Raw materials	$7,848	$6,742
Work in process	631	195
Finished goods and parts	21,527	19,079

Total	30,006	26,016
Less: Reserves	(2,165)	(2,205)

Inventories, net	$27,841	$23,811

(4) Property and Equipment
Property and equipment, net at September 30, 2011 and December 31, 2010 were as follows:

			Useful Life
(in thousands, except years)	2011	2010	(in years)
Land	$541	$152	N/A
Building	9,204	9,574	25
Machinery and equipment	34,235	30,460	3-7
Capitalized software — ERP	3,143	3,143	5
Office furniture and equipment	3,152	3,051	5
Leasehold improvements	5,855	5,504	Life of lease
Rental equipment	58	506	5
Construction in progress	1,893	980	N/A

Total property and equipment	58,081	53,370
Less: Accumulated depreciation and amortization	(29,377)	(25,701)

Total property and equipment, net	$28,704	$27,669

Depreciation and amortization expense on property and equipment for the quarter and nine months ended September 30, 2011 was $1,547 and $4,596, respectively, compared to $1,644 and $4,511 for the quarter and nine months ended September 30, 2010.
(5) Intangible Assets
Intangible assets other than goodwill at September 30, 2011 and December 31, 2010 were as follows:

	2011			2010
		Accumulated			Accumulated
(in thousands)	Cost	Amortization	Net	Cost	Amortization	Net
Licenses	$5,875	$(5,875)	$—	$5,875	$(5,875)	$—
Patent costs	16,311	(13,806)	2,505	16,296	(13,632)	2,664
Acquired technology	11,064	(10,367)	697	11,064	(10,304)	760
Internally developed software	17,847	(9,588)	8,259	9,984	(8,936)	1,048
Customer relationships	17,115	(1,110)	16,005	10,253	(300)	9,953
Non-compete agreements	8,552	(1,575)	6,977	3,875	(840)	3,035
Trade names	4,657	(137)	4,520	883	(68)	815
Other	1,923	(1,228)	695	974	(974)	—

Total	$83,344	$(43,686)	$39,658	$59,204	$(40,929)	$18,275

For the nine months ended September 30, 2011 and 2010, the Company capitalized $305 and $243, respectively, of costs incurred to acquire, develop and extend patents in the United States and various other countries.
Amortization expense for intangible assets for the quarter and nine months ended September 30, 2011 was $855 and $2,806, respectively, compared to $282 and $844 for the quarter and nine months ended September 30, 2010.
Annual amortization expense for intangible assets for 2011, 2012, 2013, 2014 and 2015 is expected to be $4,002; $4,643; $4,622; $4,604 and $4,445, respectively.
(6) Accrued and Other Liabilities
Accrued liabilities at September 30, 2011 and December 31, 2010 were as follows:

(in thousands)	2011	2010
Compensation and benefits	$6,134	$6,786
Vendor accruals	2,262	2,259
Accrued professional fees	356	451
Accrued taxes	3,607	3,102
Royalties payable	260	439
Accrued interest	45	48
Non-contractual obligation to repurchase	—	27
Contractual obligation due to acquisitions	6,197	4,356
Accrued other	704	501

Total	$19,565	$17,969

Other liabilities at September 30, 2011 and December 31, 2010 were as follows:

(in thousands)	2011	2010
Defined benefit pension obligation	$3,386	$3,394
Long-term tax liability	804	756
Earnouts related to acquisitions	2,681	2,660
Deferred tax liability	3,189	3,134
Other long-term liabilities	173	17

Total	$10,233	$9,961

(7) Hedging Activities and Financial Instruments
The Company conducts business in various countries using both the functional currencies of those countries and other currencies to effect cross border transactions. As a result, the Company is subject to the risk that fluctuations in foreign exchange rates between the dates that those transactions are entered into and their respective settlement dates will result in a foreign exchange gain or loss. When practicable, the Company endeavors to match assets and liabilities in the same currency on its balance sheet and those of its subsidiaries in order to reduce these risks. When appropriate, the Company enters into foreign currency contracts to hedge exposures arising from those transactions. The Company has elected not to prepare and maintain the documentation to qualify for hedge accounting treatment under ASC 815, “Derivatives and Hedging,” therefore, all gains and losses (realized or unrealized) are recognized in “Interest and other expense (income), net” in the condensed consolidated statements of operations and comprehensive income. Depending on their fair value at the end of the reporting period, derivatives are recorded either in prepaid expenses and other current assets or in accrued and other liabilities on the condensed consolidated balance sheet.
There were no foreign currency contracts outstanding at September 30, 2011 or December 31, 2010.
The total foreign currency impact on the condensed consolidated statements of operations and comprehensive income for the quarter and nine months ended September 30, 2011 was a loss of $575 and a gain of $36, respectively, compared to gains of $681 and $140, respectively, for the quarter and nine months ended September 30, 2010.
(8) Share-based Compensation Plans
The Company records share-based compensation expense in selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive income. The 2010 data below has been adjusted to reflect the two-for-one stock split, in the nature of a stock dividend, that the Company completed during the second quarter of 2011.
Share-based compensation expense for the quarter and nine months ended September 30, 2011 and 2010 was as follows:

	Quarter Ended September 30,		Nine months Ended September 30,
(in thousands)	2011	2010	2011	2010
Restricted stock awards	$593	$268	$1,827	$1,057

The number of shares of restricted common stock awarded and the weighted average fair value per share during the quarter and nine months ended September 30, 2011 and 2010 were as follows:

	Quarter Ended September 30,
	2011		2010
		Weighted Average		Weighted Average
(in thousands, except per share amounts)	Shares Awarded	Fair Value	Shares Awarded	Fair Value
Restricted stock awards:
Granted under the 2004 Incentive Stock Plan	46	$22.65	40	$6.58
Granted under the 2004 Restricted Stock Plan for Non-Employee Directors	—	—	—	—

Total restricted stock awards	46	$22.65	40	$6.58

	Nine months Ended September 30,
	2011		2010
		Weighted Average		Weighted Average
(in thousands, except per share amounts)	Shares Awarded	Fair Value	Shares Awarded	Fair Value
Restricted stock awards:
Granted under the 2004 Incentive Stock Plan	198	$20.49	144	$6.85
Granted under the 2004 Restricted Stock Plan for Non-Employee Directors	16	18.23	36	7.15

Total restricted stock awards	214	$20.32	180	$6.91

In the nine months ended September 30, 2011, the Company granted restricted stock awards covering 198 shares of common stock pursuant to the Company’s 2004 Incentive Stock Plan. Of the 198 shares granted in the nine months ended September 30, 2011, 10 shares were awarded to executive officers of the Company. Additionally, of the 46 shares granted in the third quarter of 2011, 15 remained subject to acceptance at September 30, 2011. In the first nine months of 2010, the Company granted restricted stock awards covering 144 shares of common stock pursuant to the Company’s 2004 Incentive Stock Plan, none of which were awarded to executive officers of the Company.
In the third quarters of 2011 and 2010, the Company did not issue any shares of common stock pursuant to the Company’s 2004 Restricted Stock Plan for Non-Employee Directors. Stock compensation expense for directors totaled $0 and $300 for the quarter and nine months ended September 30, 2011, compared to $0 and $257 for the quarter and nine months ended September 30, 2010.
Effective April 1, 2011, the Board of Directors amended the 2004 Restricted Stock Plan for Non-Employee Directors to limit the value of any award of shares made to an eligible director to $50, valued on the date of the award.
(9) International Retirement Plan
The following table shows the components of net periodic benefit costs and other amounts recognized in the condensed consolidated statements of operations and comprehensive income for the quarter and nine months ended September 30, 2011 and 2010:

	Quarter Ended September 30,		Nine months Ended September 30,
(in thousands)	2011	2010	2011	2010
Service cost	$28	$24	$85	$74
Interest cost	31	22	95	70

Total	$59	$46	$180	$144

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
The following table reconciles basic weighted average outstanding shares to diluted weighted average outstanding shares for the quarter and nine months ended September 30, 2011 and 2010:

	Quarter Ended September 30,		Nine months Ended September 30,
(in thousands, except per share amounts)	2011	2010	2011	2010
Numerator:
Net income — numerator for basic net earnings per share	$7,220	$5,368	$27,415	$10,123
Add: Effect of dilutive securities
Stock options and other equity compensation	—	—	—	—

Numerator for dilutive earnings per share	$7,220	$5,368	$27,415	$10,123

Denominator:
Weighted average shares — denominator for basic net earnings per share	50,450	46,294	49,455	46,020
Add: Effect of dilutive securities
Stock options and other equity compensation	952	588	1,020	584

Denominator for dilutive earnings per share	51,402	46,882	50,475	46,604

Earnings per share
Basic	$0.14	$0.12	$0.55	$0.22

Diluted	$0.14	$0.11	$0.54	$0.22

Unexercised employee stock options excluded from diluted earnings per share (1)	—	280	—	266

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
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements as of September 30, 2011
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents (1)	$37,692	$—	$—	$37,692

(1)
Cash equivalents include funds held in money market instruments and are reported at their current carrying value, which approximates fair value due to the short-term nature of these instruments and are included in cash and cash equivalents in the consolidated balance sheet.

The Company did not have any transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy during the quarter or nine months ended September 30, 2011.
In addition to the financial assets included in the above table, certain of our non-financial assets and liabilities are to be initially measured at fair value on a non-recurring basis. This includes items such as non-financial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) and non-financial, long-lived assets measured at fair value for an impairment assessment. In general, non-financial assets and liabilities including goodwill, other intangible assets and property and equipment are measured at fair value when there is an indication of impairment and are recorded at fair value only when impairment is recognized. The Company has not recorded any impairments related to such assets and has had no other significant non-financial assets or non-financial liabilities requiring adjustments or write-downs to fair value as of September 30, 2011 or December 31, 2010.
(12) Income Taxes
The Company’s effective tax rates were 11.3% and (15.5)% for the quarter and nine months ended September 30, 2011, respectively, compared to 5.0% and 7.0% for the quarter and nine months ended September 30, 2010, respectively.
In conjunction with the Company’s ongoing review of its actual results and anticipated future earnings, the Company assesses the possibility of releasing the valuation allowance remaining on its U.S. net deferred tax assets. During the second quarter of 2011, based upon recent results of operations and expected profitability in the future, the Company concluded that is more likely than not that a portion of the U.S. net deferred tax assets will be realized. As a result, in accordance with ASC 740, the Company reversed $17,000 of the valuation allowance applied to U.S. net deferred tax assets. The reversal of the valuation allowance resulted in a non-cash income tax benefit of $6,221. There were no releases during the quarter ended September 30, 2011. As of September 30, 2011, the Company has a valuation allowance remaining on its U.S. net deferred tax assets of $17,098.

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
(13) Segment Information
The Company operates in one reportable business segment. The Company conducts its business through subsidiaries in the United States, a subsidiary in Switzerland that operates a research and production facility, and sales and services offices, including custom parts services, operated by subsidiaries in Europe (France, Germany, Italy, The Netherlands and the United Kingdom) and in Asia-Pacific (Australia, China and Japan). The Company has historically disclosed summarized financial information for the geographic areas of operations as if they were segments in accordance with ASC 280, “Segment Reporting.”
Summarized financial information concerning the Company’s geographical operations is shown in the following tables:

	Quarter Ended September 30,		Nine months Ended September 30,
(in thousands)	2011	2010	2011	2010
Revenue from unaffiliated customers:
United States	$31,679	$18,146	$83,165	$49,690
Germany	8,288	5,773	23,330	17,091
Other Europe	12,061	11,037	33,701	25,860
Asia Pacific	5,510	6,547	20,367	15,632

Total	$57,538	$41,503	$160,563	$108,273

The Company’s revenues from unaffiliated customers by type are as follows:

	Quarter Ended September 30,		Nine months Ended September 30,
(in thousands)	2011	2010	2011	2010
Printers and other products	$14,791	$14,506	$44,519	$33,961
Print materials	18,457	14,236	50,483	41,822
Services	24,290	12,761	65,561	32,490

Total revenue	$57,538	$41,503	$160,563	$108,273

Intercompany sales are as follows:

	Quarter Ended September 30, 2011
	Intercompany Sales to
	United		Other	Asia
(in thousands)	States	Germany	Europe	Pacific	Total
United States	$—	$3,968	$2,270	$681	$6,919
Germany	8	—	1,063	—	1,071
Other Europe	3,524	—	7	—	3,531
Asia Pacific	—	—	—	—	—

Total	$3,532	$3,968	$3,340	$681	$11,521

	Quarter Ended September 30, 2010
	Intercompany Sales to
	United		Other	Asia
(in thousands)	States	Germany	Europe	Pacific	Total
United States	$—	$2,526	$3,917	$598	$7,041
Germany	29	—	540	—	569
Other Europe	2,079	(169)	(26)	—	1,884
Asia Pacific	—	—	—	—	—

Total	$2,108	$2,357	$4,431	$598	$9,494

	Nine months Ended September 30, 2011
	Intercompany Sales to
	United		Other	Asia
(in thousands)	States	Germany	Europe	Pacific	Total
United States	$—	$11,265	$6,222	$2,812	$20,299
Germany	118	—	2,466	—	2,584
Other Europe	9,396	1	19	—	9,416
Asia Pacific	—	—	—	—	—

Total	$9,514	$11,266	$8,707	$2,812	$32,299

	Nine months Ended September 30, 2010
	Intercompany Sales to
	United		Other	Asia
(in thousands)	States	Germany	Europe	Pacific	Total
United States	$—	$9,671	$8,296	$1,982	$19,949
Germany	263	—	2,777	—	3,040
Other Europe	6,243	52	1	—	6,296
Asia Pacific	34	—	—	—	34

Total	$6,540	$9,723	$11,074	$1,982	$29,319

All revenue between geographic areas is recorded at prices that provide for an allocation of profit between entities. Income from operations and assets for each geographic area are as follows:

	Quarter Ended September 30,		Nine months Ended September 30,
(in thousands)	2011	2010	2011	2010
Income from operations:
United States	$5,840	$2,295	$12,975	$4,413
Germany	158	190	985	691
Other Europe	1,247	378	3,880	1,280
Asia Pacific	1,556	2,101	6,327	4,481

Subtotal	8,801	4,964	24,167	10,865
Inter-segment elimination	(10)	196	36	367

Total	$8,791	$5,160	$24,203	$11,232

	September 30,	December 31,
(in thousands)	2011	2010
Assets:
United States	$197,506	$113,249
Germany	14,624	17,231
Other Europe	71,814	67,790
Asia Pacific	22,986	10,530

Total	$306,930	$208,800

(14) Commitments and Contingencies
The Company leases office space and certain furniture and fixtures under various non-cancelable operating leases. Rent expense under operating leases was $652 and $1,921 for the quarter and nine months ended September 30, 2011, respectively, compared to $203 and $584 for the quarter and nine months ended September 30, 2010, respectively.
As of September 30, 2011, the Company has supply commitments with third party assemblers for printer assemblies for 2011 that total $9,146.
For certain of our recent acquisitions, the Company is obligated for the payment of deferred purchase price totaling $3,720, based upon the exchange rate at the date of acquisition, all of which is due in 2011. As of September 2010, the Company had obligations for the payment of deferred purchase price for certain acquisitions totaling $315. Certain of these acquisitions also contain earnout provisions under which the sellers of the acquired businesses can earn additional amounts. The total liabilities recorded for these earnouts as of September 30, 2011 was $5,158 and is included in other liabilities. As of September 30, 2010, the Company had no liabilities recorded for earnouts related to acquisitions. See Note 2 for details of acquisitions and related commitments.
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
On April 7, 2011, EnvisionTec filed a Notice of Appeal with the United States Court of Appeals for the Federal Circuit, which granted the Company’s motion to dismiss that appeal on August 17, 2011. On October 6, 2011, the Court entered a third amended judgment declaring that the judgment of infringement referred to above is a final judgment. On October 13, 2011, the Court denied Envisiontec’s motion to stay damages discovery, and damages discovery is underway. The Company intends to pursue claims for damages against EnvisionTec.
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
(15) Subsequent Events
On October 4, 2011, the Company acquired Kemo Modelmakerij B.V. (“Kemo”). Future revenue from this acquisition will be reported in services revenue. The Kemo acquisition is not significant to the Company’s financial statements. See Note 2.
In October, the Company held a Special Meeting of Stockholders of 3D Systems Corporation. At the special meeting stockholders approved an amendment to the Company’s Certificate of Incorporation to increase the number of authorized shares of Common Stock from 60,000 shares to 120,000 shares. The newly authorized shares of Common Stock would be issuable for any proper corporate purpose, including future acquisitions, capital-raising or financing transactions involving Common Stock, convertible securities or other equity securities, stock splits, stock dividends and current or future equity compensation plans. These additional shares will provide the Company the flexibility to issue shares for future corporate needs without potential expense or delay incident to obtaining stockholder approval for any particular issuance.

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
Recent Developments
In 2011, we have continued to execute on our strategic initiatives, including growing our custom parts services, through additional acquisitions and organic growth, accelerating personal and professional 3D printer penetration by expanding our distribution channel of reseller partners, and growing healthcare solutions revenue. We also began to execute on our initiative to build 3D consumer content products and services through acquisitions and organic growth.
In July, we acquired Alibre, Inc., a provider of 3D design productivity solutions, including a suite of parametric CAD solutions that are easy to own and simple to use for makers and designers.
In August, we acquired certain assets of Content Media Inc., related to Botmill printers (“Botmill”). Botmill is a maker of affordable personal 3D printers and printer kits that print real plastic parts.
In September, we acquired Formero Pty, Ltd. and its wholly owned subsidiary XYZ Innovation. Formero, based in Melbourne, Australia, is a provider of on-demand custom parts services and a distributor of 3D printers. In addition, Fomero has an office located in China to support procurement for its custom parts services.
In September, we introduced two new personal 3D printers: the 3DTouch™ and the ProJet™ 1500. The 3DTouch™ features multiple print heads for color and material choices, an intuitive touchscreen and USB storage. The ProJet™ 1500 is an affordable, high resolution personal 3D printer that prints plastic parts in six different colors and is network ready with email notification capabilities and a web browser interface.
In October, we acquired Kemo Modelmakerij B.V. (“Kemo”). Kemo, based in Budel, The Netherlands, is a provider of custom parts services.
In October, we held a Special Meeting of Stockholders of 3D Systems Corporation. At the special meeting stockholders approved an amendment to our Certificate of Incorporation to increase the number of authorized shares of Common Stock from 60 million shares to 120 million shares. The newly authorized shares of Common Stock would be issuable for any proper corporate purpose, including future acquisitions, capital-raising or financing transactions involving Common Stock, convertible securities or other equity securities, stock splits, stock dividends and current or future equity compensation plans. These additional shares will provide us the flexibility to issue shares for future corporate needs without potential expense or delay incident to obtaining stockholder approval for any particular issuance.
In October, we introduced Visijet® clear print material that meets the requirements of USP class VI for plastics and is designed for advanced medical and dental applications.

Results of Operations
Summary of 2011 financial results
Our operating activities generated $18.8 million of net cash in the first nine months of 2011, which is discussed in greater detail below. We used $47.4 million to fund our strategic investing activities, including acquisitions of businesses. Financing activities during the nine months ended September 30, 2011 provided $64.1 million of cash, including $62.1 million from our common stock offering. We finished the period with $72.6 million of unrestricted cash compared to $37.3 million of unrestricted cash at December 31, 2010.
During the third quarter of 2011 we reported increases in revenue and profit compared to the third quarter of 2010 as our worldwide business continued to expand. Revenue for the third quarter of 2011 improved by 38.6% to $57.5 million from $41.5 million for the third quarter of 2010. Revenue increased across all classes of products and services, led by a $10.3 million, or 194.6%, increase in custom parts services revenue and a $4.2 million or 29.6% increase in materials revenue. Higher revenue, coupled with improved gross profit margins, enabled us to achieve net income of $7.2 million for the third quarter of 2011, compared to $5.4 million in the same period of 2010. Revenue for the nine months ended September 30, 2011 increased 48.3% to $160.6 million from $108.3 million in 2010, and net income increased 170.8% to $27.4 million from $10.1 million for 2010 for primarily the same reasons.
Printer revenue rose by $0.3 million from $14.5 million in the third quarter of 2010 to $14.8 million in the third quarter of 2011. The increase in printer revenue reflects a continued shift in printer mix toward personal and professional printer sales.
Print materials sales for the third quarter of 2011 rose by $4.2 million from the third quarter of 2010 from continued expansion of printers installed over past periods and increased revenue from integrated materials.
Revenue from services improved by $11.5 million to $24.3 million in the third quarter of 2011 from $12.8 million in the third quarter of 2010. This increase in services revenue reflects revenue from our custom parts services and increased revenue from printer service components, both from organic growth and acquisitions. Service revenue from custom parts services was $15.6 million, or 64.4%, of total services revenue for the third quarter of 2011.
For the third quarter of 2011, healthcare revenue was $7.2 million, or 13%, of our total revenue, compared to $6.0 million, or 14%, in the third quarter of 2010. Healthcare solutions revenue includes sales of printers, print materials, and services for hearing aid, dental, medical device and other health-related applications. Printer sales into these marketplaces can fluctuate from period to period due to timing; 59% of revenue from healthcare applications was from recurring revenue in the third quarter of 2011 compared to 60% in the third quarter of 2010.
Our higher gross profit in the third quarter and first nine months of 2011 arose primarily from our higher level of revenue coupled with cost containment. Our gross profit margin increased to 48.3% in the third quarter of 2011 from 45.4% in the third quarter of 2010 due to increased revenue and overhead absorption, partially offset by lower margin personal and professional printers making up a higher percentage of printer sales, an unfavorable mix of production printers and custom parts services making up a higher percentage of revenue at a lower margin.
Our total operating expenses increased by $5.3 million in the third quarter of 2011 to $19.0 million from $13.7 million in the third quarter of 2010. The increase reflected higher selling, general and administrative expenses primarily related to higher commissions, staffing from our acquisitions and increased legal expenses associated with litigation and acquisitions. The increase also reflected a $1.2 million increase in research and development expenses related to new product launches and spending related to our 3D content and consumer solutions development. We expect to continue to manage expenses and drive down our costs where possible without impairing our ability to operate and service our customers. We expect our SG&A expenses for the remainder of 2011 to be in the range of $15.5 to $16.5 million, and our research and development expenses to be in the range of $3.5 million to $4.0 million.
Our operating income for the third quarter of 2011 increased to $8.8 million from $5.2 million in the third quarter of 2010. This improvement in operating income resulted from higher revenues and gross profit, partially offset by higher operating expenses, as further discussed below.

Results of Operations — Third Quarter Comparisons
Third quarter comparison of revenue by class of product and service
Table 1 sets forth our change in revenue by class of product and service for the third quarter of 2011 compared to the third quarter of 2010:
Table 1

	Printers and
	Other
(Dollars in thousands)	Products		Print Materials		Services		Totals
Revenue — 3rd quarter 2010	$14,506	35.0%	$14,236	34.3%	$12,761	30.7%	$41,503	100%

Change in revenue:
Volume
Core products and services	(236)	(1.6)	3,048	21.4	10,459	82.0	13,271	32.0
New products and services	1,547	10.7	114	0.8	473	3.7	2,134	5.1
Price/Mix	(1,292)	(8.9)	312	2.2	—	—	(980)	(2.4)
Foreign currency translation	266	1.8	747	5.2	597	4.7	1,610	3.9

Net change	285	2.0	4,221	29.6	11,529	90.4	16,035	38.6

Revenue — 3rd quarter 2011	$14,791	25.7%	$18,457	32.1%	$24,290	42.2%	$57,538	100%

We earn revenues from the sale of printers and other products, print materials and services. On a consolidated basis, revenue for the third quarter of 2011 increased by $16.0 million, or 38.6%, compared to the third quarter of 2010 as a result of the factors discussed below. Our organic growth rate was 11.7% for the third quarter of 2011.
The increase in revenue from printers and other products that is due to volume for the third quarter of 2011 compared to the third quarter of 2010 was the result of higher sales of personal and professional printers, partially offset by lower production printer revenue. Revenue from printers and other products consisted of:
•	Production printers, which represented $7.8 million, or 53%, of total printers revenue for the third quarter of 2011, compared to $9.0 million, or 62%, for the third quarter of 2010;
•	Personal and professional printers, which made up the remaining $7.0 million, or 47%, in the third quarter of 2011, compared to $5.5 million, or 38%, in the third quarter of 2010.
Due to the relatively high list price of our production printers, our customers’ purchasing decisions may have a longer lead time. Combined with the overall low unit volume of production printers sales in any particular period, the acceleration or delay of orders and shipments of a small number of production printers from one period to another can significantly affect revenue reported for our printers sales for the period involved. Revenue reported for printers sales in any particular period is also affected by revenue recognition rules prescribed by generally accepted accounting principles.
Revenue from print materials was higher as a result of continued expansion of printers installed over past periods and a 112.8% increase in integrated print materials revenue. Sales of integrated print materials represented 53% of total materials revenue in the third quarter of 2011 compared to 32% in the third quarter of 2010.
The increase in services revenue reflects revenue from our custom parts services and increased revenue from printer service components, both from organic growth and acquisitions. Service revenue from custom parts services was $15.6 million, or 64.4%, of total service revenue for the third quarter of 2011.
At September 30, 2011 our backlog was $11.3 million, compared to backlogs of $7.6 million at December 31, 2010 and $7.0 million at September 30, 2010. Production and delivery of our printers is generally not characterized by long lead times. The higher backlog at September 30, 2011 includes an order for multiple printers for future delivery. Additionally, custom parts services lead time and backlog depend on whether orders are for rapid prototyping or longer-range production runs. The backlog at September 30, 2011 includes $6.3 million of custom parts services orders.
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

Change in third quarter revenue by geographic region
Each geographic region contributed to our higher level of revenue in the third quarter of 2011. Table 2 sets forth the change in revenue by geographic area for the third quarter of 2011 compared to the third quarter of 2010:
Table 2

(Dollars in thousands)	U.S.		Europe		Asia-Pacific		Totals
Revenue — 3rd quarter 2010	$18,146	43.7%	$16,810	40.5%	$6,547	15.8%	$41,503	100%

Change in revenue:
Volume	14,353	79.1	635	3.8	417	6.4	15,405	37.1
Price/Mix	(820)	(4.5)	1,510	9.0	(1,671)	(25.5)	(981)	(2.4)
Foreign currency translation	—	—	1,394	8.3	217	3.3	1,611	3.9

Net change	13,533	74.6	3,539	21.1	(1,037)	(15.8)	16,035	38.6

Revenue — 3rd quarter 2011	$31,679	55.0%	$20,349	35.4%	$5,510	9.6%	$57,538	100%

Revenue from U.S. operations increased by $13.6 million, or 74.6%, to $31.7 million in 2011 from $18.1 million in the third quarter of 2010. The increase was due to higher volume partially offset by the unfavorable combined effect of price and mix due to the higher proportion of sales from personal and professional printers.
Revenue from non-U.S. operations for the third quarter of 2011 increased by $2.5 million, or 10.7%, to $25.9 million from $23.4 million for the third quarter of 2010. Revenue from non-U.S. operations as a percent of total revenue was 45.0% and 56.3%, respectively, for the third quarters of 2011 and 2010. The increase in non-U.S. revenue, excluding the effect of foreign currency translation, was 3.8% in the third quarter of 2011.
Revenue from European operations increased by $3.5 million, or 21.1%, to $20.3 million from $16.8 million in the prior year period. This increase was due to a $0.6 million increase in volume, a $1.4 million favorable impact of foreign currency translation and a $1.5 million favorable combined effect of price and mix.
Revenue from Asia-Pacific operations decreased by $1.0 million, or 15.8%, to $5.5 million from $6.5 million in the prior year period. This decrease was due to a $1.7 million unfavorable combined effect of price and mix, partially offset by a favorable $0.4 million increase in volume and a $0.2 million favorable impact of foreign currency translation.
Gross profit and gross profit margins — third quarter
Table 3 sets forth gross profit and gross profit margin for our products and services for the third quarters of 2011 and 2010:
Table 3

	Quarter Ended September 30,
	2011		2010
		Gross		Gross
	Gross	Profit	Gross	Profit
(Dollars in thousands)	Profit	Margin	Profit	Margin
Printers and other products	$5,257	35.5%	$5,261	36.3%
Print materials	11,981	64.9	8,716	61.2
Services	10,525	43.3	4,851	38.0

Total	$27,763	48.3%	$18,828	45.4%

On a consolidated basis, gross profit for the third quarter of 2011 increased by $9.0 million to $27.8 million from $18.8 million in the third quarter of 2010, primarily as a result of higher sales from all revenue categories and an increase in our gross profit margin.
Consolidated gross profit margin for the third quarter of 2011 increased 2.9 percentage points to 48.3% from 45.4% in 2010. The higher gross profit margin reflected improvements in print materials and custom parts services gross profit margin, partially offset by a higher portion of printer sales of lower margin personal and professional printers.
Printers and other products gross profit was flat at $5.3 million for the third quarter of 2011 from 2010. Gross profit margin for printers decreased by 0.8 percentage points to 35.5% from 36.3% in the 2010 quarter. Gross profit and gross profit margin were negatively impacted by increased sales of our lower margin personal and professional printers.
Print materials gross profit for the third quarter of 2011 increased by $3.3 million, or 37.5%, to $12.0 million from $8.7 million for the third quarter of 2010, and gross profit margin for print materials increased by 3.7 percentage points to 64.9% from 61.2% in the 2010 quarter, primarily due to the favorable shift in the mix of materials.

Gross profit for services for the third quarter of 2011 increased by $5.6 million, or 116.9%, to $10.5 million from $4.9 million for the 2010 quarter, and gross profit margin for services increased by 5.3 percentage points to 43.3% from 38.0% in the 2010 quarter. The increase in gross profit was due primarily to higher levels of revenue associated with our custom parts services. The increase in gross profit margin for services is primarily due to expanded gross profit on custom parts services from increased synergies from the integration of acquired custom parts services compared to the 2010 quarter. Custom parts services had a gross profit margin of 42.4% for the third quarter of 2011 compared to 26.1% for 2010. Printer services had a gross profit margin of 42.8% compared to 46.5% for the third quarter of 2010 and 47.2% for the second quarter of 2011.
Operating expenses
As shown in Table 4, total operating expenses increased by $5.3 million, or 38.8%, to $19.0 million in the third quarter of 2011 from $13.7 million in the third quarter of 2010. This increase was due to higher selling, general and administrative expenses and higher research and development expenses, which are discussed below.
Table 4

	Quarter Ended September 30,
	2011		2010
		%		%
(Dollars in thousands)	Amount	Revenue	Amount	Revenue
Selling, general and administrative expenses	$15,100	26.2%	$10,960	26.4%
Research and development expenses	3,872	6.7	2,708	6.5

Total operating expenses	$18,972	32.9%	$13,668	32.9%

Selling, general and administrative expenses increased by $4.1 million to $15.1 million in the third quarter of 2011 compared to $11.0 million in the third quarter of 2010, but decreased to 26.2% of revenue in 2011, compared to 26.4% for 2010. The increase was due primarily to a $1.4 million increase in compensation costs due to commissions on higher revenues and operating costs of acquired businesses. SG&A expenses were also impacted by a $0.8 million increase in litigation expenses, $0.3 million of acquisition related expenses, a $0.6 million increase in amortization expense from acquired intangibles and a $0.3 million increase in bad debt expense.
Research and development expenses increased by $1.2 million, or 43.0%, to $3.9 million in the third quarter of 2011 from $2.7 million in the third quarter of 2010, principally due to a $0.6 million increase in compensation expense and a $0.3 million increase in R&D materials expense in 2011, both due to expansion of our consumer solutions initiative and to new product development.
Income from operations
Our income from operations of $8.8 million for the third quarter of 2011 improved from $5.2 million of income from operations in the third quarter of 2010. See Gross profit and gross profit margins and Operating expenses above.
The following table sets forth operating income by geographic area for the third quarters of 2011 and 2010:
Table 5

	Quarter Ended September 30,
(Dollars in thousands)	2011	2010
Income from operations
United States	$5,840	$2,295
Germany	158	190
Other Europe	1,247	378
Asia Pacific	1,556	2,101

Subtotal	8,801	4,964
Inter-segment elimination	(10)	196

Total	$8,791	$5,160

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

Interest and other expense (income), net
Interest and other expense (income), net was $0.7 million of expense, net in the third quarter of 2011 compared with $0.5 million of income, net in the 2010 quarter. The $0.7 million expense, net in the third quarter of 2011 reflected foreign exchange losses of $0.6 million and $0.1 million of interest expense, partially offset by a nominal amount of other interest and other income.
Interest and other expense (income), net was $0.5 million of income, net in the third quarter of 2010 reflecting $0.7 million of foreign exchange gain and an insignificant amount of interest income, partially offset by $0.1 million of interest expense, and $0.1 million of other expense.
Provision for (benefit of) income taxes
We recorded a $0.9 million provision for income taxes in the third quarter of 2011 and a $0.3 million provision for income taxes in the third quarter of 2010. Our provision for income taxes in both periods primarily reflects tax expense associated with income taxes in non-U.S. jurisdictions.
We utilized reserved U.S. net operating loss carryforwards to eliminate current U.S. income taxes. Due to our U.S. net operating loss carryforwards, our rate of cash taxes was 2.6 percent of taxable income.
In conjunction with our ongoing review of actual results and anticipated future earnings, we periodically reassess the possibility of releasing the valuation allowance remaining on our U.S. net deferred tax assets. During the third quarter of 2011, we did not reverse any of the valuation allowance applied to the U.S. net deferred tax assets. Based upon this ongoing assessment, a release of the valuation allowance may occur during subsequent periods. The required accounting for the release could involve significant tax amounts and it would impact earnings in the quarter in which it was deemed appropriate to release the reserve.
Net income
Our net income for the third quarter of 2011 increased $1.8 million to $7.2 million compared to $5.4 million in the third quarter of 2010. The principal reasons for the improvement, which are discussed in more detail above, were:
• the $3.6 million improvement in our operating income; partially offset by
• the $1.2 million increase in interest and other expense (income), net; and
• the $0.6 million increase in tax expense.
For the quarter ended September 30, 2011, average common shares for basic and diluted earnings per share were 50.5 million and 51.4 million, respectively, and basic and diluted earnings per share were $0.14. For the quarter ended September 30, 2010, average common shares for basic and diluted earnings per share were 46.3 million and 46.9 million, respectively, and basic and diluted earnings per share were $0.12 and $0.11, respectively.
Results of Operations — Nine Month Comparisons
Nine month comparison of revenue by class of product and service
Table 6 sets forth our change in revenue by class of product and service for the first nine months of 2011 compared to the same period of 2010:
Table 6

	Printers and
	Other
(Dollars in thousands)	Products		Print Materials		Services		Totals
Revenue — nine months 2010	$33,961	31.4%	$41,822	38.6%	$32,490	30.0%	$108,273	100.0%

Change in revenue:
Volume
Core products and services	(1,101)	(3.2)	5,136	12.3	29,591	91.1	33,626	31.1
New products and services	11,708	34.5	777	1.9	2,070	6.4	14,555	13.4
Price/Mix	(1,199)	(3.5)	846	2.0	—	—	(353)	(0.3)
Foreign currency translation	1,150	3.4	1,902	4.5	1,410	4.3	4,462	4.1

Net change	10,558	31.2	8,661	20.7	33,071	101.8	52,290	48.3

Revenue — nine months 2011	$44,519	27.7%	$50,483	31.4%	$65,561	40.9%	$160,563	100%

We generate revenues from the sale of printers and other products, print materials and services. On a consolidated basis, revenue for the first nine months of 2011 increased by $52.3 million, or 48.3%, compared to the first nine months of 2010 as a result of improvements in each revenue category. Our organic growth rate was 19.5% for the nine months ended September 30, 2011.
The increase in revenue from printers and other products is due primarily to volume of new products for the first nine months of 2011 compared to the same period of 2010. Revenue from printers and other products consisted of:
•	Production printers, which represented $25.1 million, or 56%, of total printer revenue for the first nine months of 2011, compared to $19.2 million, or 57%, for the 2010 period; and
•	Personal and professional printers, which made up the remaining $19.4 million, or 44%, in the first nine months of 2011, compared to $14.7 million, or 43%, in the same period of 2010.
Due to the relatively high list price of our production printers, our customers’ purchasing decisions may have a long lead time. Combined with the overall low unit volume of production printers sales in any particular period, the acceleration or delay of orders and shipments of a small number of production printers from one period to another can significantly affect revenue reported for our printers sales for the period involved. Revenue reported for printers sales in any particular period is also affected by revenue recognition rules prescribed by generally accepted accounting principles.
Revenue from print materials benefitted from the continued expansion of printers installed over past periods coupled with a 89.5% increase in integrated materials sales revenue. Sales of integrated materials represented 52% of total materials revenue in the first nine months of 2011 compared to 33% in the first nine months of 2010.
The increase in services revenue reflects revenue from our custom parts services and increased revenue from printer service components, both from organic growth and acquisitions. Service revenue from custom parts services was $40.1 million, or 61.1%, of total service revenue for the first nine months of 2011 compared to $11.5 million, or 35.4%, in the first nine months of 2010.
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
Change in nine month revenue by geographic region
Each geographic region contributed to our higher level of revenue in the first nine months of 2011. Table 7 sets forth the change in revenue by geographic area for the first nine months of 2011 compared to the first nine months of 2010:
Table 7

(Dollars in thousands)	U.S.		Europe		Asia-Pacific		Totals
Revenue — nine months 2010	$49,690	45.9%	$42,951	39.7%	$15,632	14.4%	$108,273	100%

Change in revenue:
Volume	35,231	70.9	7,935	18.5	5,015	32.1	48,181	44.5
Price/Mix	(1,756)	(3.5)	2,381	5.5	(978)	(6.3)	(353)	(0.3)
Foreign currency translation	—	—	3,764	8.8	698	4.5	4,462	4.1

Net change	33,475	67.4	14,080	32.8	4,735	30.3	52,290	48.3

Revenue — nine months 2011	$83,165	51.8%	$57,031	35.5%	$20,367	12.7%	$160,563	100%

Revenue from U.S. operations increased by $33.5 million, or 67.4%, to $83.2 million in 2011 from $49.7 million in the first nine months of 2010. The increase was due to higher volume, partially offset by the unfavorable combined effect of price and mix from a higher proportion of sales from personal and professional printers.

Revenue from non-U.S. operations for the first nine months of 2011 increased by $18.8 million, or 32.1%, to $77.4 million from $58.6 million for the first nine months of 2010. Revenue from non-U.S. operations as a percentage of total revenue was 48.2% and 54.1%, respectively, for the first nine months of 2011 and 2010. The increase in non-U.S. revenue, excluding the effect of foreign currency translation, was 24.5% in the first nine months of 2011, compared to 42.6% in the first nine months of 2010.
Revenue from European operations increased by $14.0 million, or 32.8%, to $57.0 million from $43.0 million in the prior year period. This increase was due to a $7.9 million increase in volume, a $3.8 million favorable impact of foreign currency translation and a $2.4 million favorable combined effect of price and mix.
Revenue from Asia-Pacific operations for the first nine months of 2011 improved by $4.8 million, or 30.3%, to $20.4 million from $15.6 million in the prior year period due to the favorable $5.0 million increase in volume and a $0.7 million favorable impact of foreign currency translation; partially offset by a $1.0 million unfavorable combined price and mix.
Gross profit and gross profit margins — nine months
Table 8 sets forth gross profit and gross profit margin for our products and services for the first nine months of 2011 and 2010:
Table 8

	Nine months Ended September 30,
	2011		2010
	Gross	Gross Profit	Gross	Gross Profit
(Dollars in thousands)	Profit	Margin	Profit	Margin
Printers and other products	$16,732	37.6%	$12,101	35.6%
Print materials	32,539	64.5	25,301	60.5
Services	26,893	41.0	11,703	36.0

Total	$76,164	47.4%	$49,105	45.4%

On a consolidated basis, gross profit for the first nine months of 2011 increased by $27.1 million to $76.2 million from $49.1 million in the first nine months of 2010, primarily as a result of higher sales from all revenue categories and an increase in our gross profit margin.
Consolidated gross profit margin in the first nine months of 2011 increased by 2.0 percentage points to 47.4% from 45.4% for the 2010 period. The higher gross profit margin reflected improved overhead absorption due to higher sales and continued cost containment.
Printers and other products gross profit for the first nine months of 2011 increased to $16.7 million from $12.1 million for the 2010 period and gross profit margin for printers increased by 2.0 percentage points to 37.6% from 35.6% in the 2010 period, primarily due to increased sales of higher margin production printers.
Print materials gross profit for the first nine months of 2011 increased by $7.2 million, or 28.6%, to $32.5 million from $25.3 million for the 2010 period, and gross profit margin for print materials increased by 4.0 percentage points to 64.5% from 60.5% in the 2010 period, primarily due to the favorable shift in the mix of materials.
Gross profit for services for the first nine months of 2011 increased by $15.2 million, or 130.0%, to $26.9 million from $11.7 million for the 2010 period, and gross profit margin for services increased by 5.0 percentage points to 41.0% from 36.0% in the 2010 period. The increase in gross profit was primarily due to higher levels of revenue associated with our custom parts services and printer services. The increase in gross profit margin for services is primarily due to increased synergies from the integration of acquired custom parts services, partially offset by a lower gross profit margin on our printer services. Custom parts services had a gross profit margin of 37.9% for the first nine months of 2011 compared to 18.6% in the 2010 period. Printer services had a gross profit margin of 45.0% during the first nine months of 2011 compared to 45.6% during the 2010 period.
Operating expenses
As shown in Table 9, total operating expenses increased by $14.1 million, or 37.2%, to $52.0 million in the first nine months of 2011 from $37.9 million in the first nine months of 2010.
Table 9

	Nine months Ended September 30,
	2011		2010
		%		%
(Dollars in thousands)	Amount	Revenue	Amount	Revenue
Selling, general and administrative expenses	$42,224	26.3%	$29,894	27.6%
Research and development expenses	9,737	6.1	7,979	7.4

Total operating expenses	$51,961	32.4%	$37,873	35.0%

Selling, general and administrative expenses increased by $12.3 million to $42.2 million in the first nine months of 2011 compared to $29.9 million in the first nine months of 2010, but decreased to 26.3% of revenue in 2011 compared to 27.6% in 2010. The increase was due primarily to a $4.3 million increase in compensation costs due to commissions on higher revenues, operating costs of acquired businesses and $0.4 million of restructuring expenses. Additionally, SG&A expenses were impacted by a $1.9 million increase in litigation expenses, a $2.2 million increase in amortization expense due to acquired intangibles, a $1.0 million increase in bad debt expense, a $0.7 million increase in accounting and consulting fees, a $0.5 million increase in legal fees, a $0.5 million increase in marketing expenses, $0.3 million increase in occupancy costs and a $0.3 million increase in travel expenses.
Research and development expenses increased by $1.7 million, or 22.0%, to $9.7 million in the first nine months of 2011 from $8.0 million in the same period in 2010, principally due to a $1.1 million increase in compensation expense and a $0.3 million increase in R&D materials expense in the 2011 period.
Income from operations
Our income from operations for the nine months ended September 30, 2011 increased by $13.0 million to $24.2 million from $11.2 million in the nine months ended September 30, 2010. See Gross profit and gross profit margins and Operating expenses above.
The following table sets forth operating income by geographic area for the first nine months of 2011 and 2010:
Table 10

	Nine months Ended September 30,
(Dollars in thousands)	2011	2010
Income from operations
United States	$12,975	$4,413
Germany	985	691
Other Europe	3,880	1,280
Asia Pacific	6,327	4,481

Subtotal	24,167	10,865
Inter-segment elimination	36	367

Total	$24,203	$11,232

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
Interest and other expense (income), net
Interest and other expense (income), net was $0.5 million of expense, net in the first nine months of 2011 compared with $0.3 million of expense, net in the 2010 period. The $0.5 million of interest and other expense (income), net in the first nine months of 2011 reflected $0.4 million of interest expense and $0.2 million of other expense; partially offset by $0.1 million of other income and a nominal amount of interest income and foreign exchange gain.
Interest and other expense (income), net was $0.3 million of expense, net in the first nine months of 2010 reflecting $0.4 million of interest expense and $0.1 million of foreign exchange gain and an insignificant amount of interest income.
Provision for (benefit of) income taxes
We recorded a $3.7 million benefit of income taxes in the first nine months of 2011 and $0.8 million provision for income taxes in the first nine months of 2010. Our income tax benefit in the 2011 period primarily reflects the reversal of the valuation allowance discussed below, which is partially offset by the expense associated with income taxes in non-U.S. jurisdictions. Our provision for income taxes for the 2010 period primarily reflects tax expense associated with income taxes in non-U.S. jurisdictions.

In conjunction with our ongoing review of actual results and anticipated future earnings, we periodically reassess the possibility of releasing the valuation allowance remaining on our U.S. net deferred tax assets. During the nine months of 2011, based upon our recent results of operations and expected profitability in the future, we concluded that it is more likely than not that a portion of our U.S. net deferred tax assets will be realized. As a result, in accordance with ASC 740, we reversed $17.0 million of the valuation allowance applied to the U.S. net deferred tax assets. The reversal of the valuation allowance resulted in a non-cash income tax benefit of $6.2 million, which resulted in a benefit of 12 cents per share for the first nine months of 2011.
We utilized U.S. net operating loss carryforwards to eliminate current U.S. income taxes. Absent the reversal of the valuation allowance on our U.S net deferred tax assets, income tax expense would have been $8.8 million and the income tax rate would have been 36.9 percent. Due to our U.S. net operating loss carryforwards, our rate of cash taxes was 4.8 percent of taxable income.
Net income
Our net income for the first nine months of 2011 improved $17.3 million to $27.4 million, compared to $10.1 million for the first nine months of 2010. The principal reasons for the improvement, which are discussed in more detail above, were:
•	the $13.0 million improvement in our operating income; and

•	the $4.5 million improvement in tax expense; partially offset by

•	the $0.2 million increase in interest and other expense (income), net.
For the nine months ended September 30, 2011, average common shares for basic and diluted earnings per share were 49.5 million and 50.5 million, respectively, and basic and diluted earnings per share were $0.55 and $0.54, respectively. For the nine months ended September 30, 2010, average common shares for basic and diluted earnings per share were 46.0 million and 46.6 million, respectively, and basic and diluted earnings per share were $0.22.
Financial Condition and Liquidity
Table 11

(Dollars in thousands)	September 30, 2011	December 31, 2010
Cash and cash equivalents	$72,617	$37,349
Working capital	$89,108	$42,475
Shareholders’ equity	$229,563	$133,119
Our unrestricted cash and cash equivalents increased by $35.3 million to $72.6 million at September 30, 2011 from $37.3 million at December 31, 2010. This increase primarily resulted from $64.1 million of cash from financing activities, including $62.1 million of net proceeds of a public offering of common stock, partially offset by $44.8 million of cash used for acquisitions. We generated $18.8 million of cash from operating activities, consisting of our $27.4 million net income, including $5.4 million of non-cash charges that were included in our net income, and $14.1 million of cash used by net changes in operating accounts. We used $47.4 million of cash in investing activities. See Cash flow and Capitalized lease obligations below.
Cash equivalents comprise funds held in money market instruments and are reported at their current carrying value, which approximates fair value due to the short-term nature of these instruments. We minimize our credit risk by investing primarily in investment grade liquid instruments and limit exposure to any one issuer depending on credit quality.
Our net working capital increased by $46.6 million to $89.1 million at September 30, 2011 from $42.5 million at December 31, 2010, primarily due to the factors discussed below.
Accounts receivable, net increased by $6.8 million to $42.6 million at September 30, 2011 from $35.8 million at December 31, 2010. Our gross accounts receivable increased by $7.5 million from December 31, 2010. In our changing business model, custom parts services and materials, both of which are generally sold on credit terms, make up a larger percent of our total sales. With higher revenue and an increased portion of our sales on credit terms, our days sales outstanding increased to 68 days at September 30, 2011 from 64 days at December 31, 2010 and accounts receivable more than 90 days past due increased to 8.1% of gross receivables from 5.0% at December 31, 2010.
Inventories increased by $4.0 million to $27.8 million at September 30, 2011 from $23.8 million at December 31, 2010. This increase resulted primarily from a $2.5 million increase in finished goods inventory due to the timing of sales and revenue recognition at quarter end, which also impacts our backlog, a $1.1 million increase in raw materials inventory primarily related to the timing of deliveries of raw materials and printer assembly parts and a $0.4 million increase in work in process related to the timing of assembly of printers. We maintained $2.2 million of inventory reserves at September 30, 2011 and December 31, 2010.

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
Accrued and other liabilities increased by $1.6 million to $19.6 million at September 30, 2011 from $18.0 million at December 31, 2010. This increase is primarily due to $1.9 million increase in accruals related to acquisition earnouts and deferred payments, a $0.5 million increase in accrued taxes, partially offset by a $0.7 million decrease in accrued compensation and benefits.
The changes in the first nine months of 2011 that make up the other components of working capital not discussed above arose in the ordinary course of business.
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
Cash flow
Table 12 summarizes the cash provided by or used in operating activities, investing activities and financing activities, as well as the effect of changes in foreign currency exchange rates on cash, for the first nine months of 2011 and 2010.
Table 12

(Dollars in thousands)	2011	2010
Cash provided by operating activities	$18,783	$18,472
Cash used in investing activities	(47,430)	(10,342)
Cash provided by financing activities	64,071	103
Effect of exchange rate changes on cash	(156)	665

Net increase in cash and cash equivalents	$35,268	$8,898

Cash flow from operating activities
For the nine months ended September 30, 2011, our operating activities provided $18.8 million of net cash. This source of cash consisted primarily of net income plus the effects of non-cash items and changes in working capital, which are described above.
For the nine months ended September 30, 2010, our operating activities provided $18.5 million of net cash. This source of cash consisted primarily of net income plus the effects of non-cash items and changes in working capital.
Cash flow from investing activities
Net cash used in investing activities in the first nine months of 2011 increased to $47.4 million from $10.3 million for the first nine months of 2010. This increase was primarily due to $44.8 million of cash paid for acquisitions during the first nine months of 2011, compared to $9.1 million of cash paid for acquisitions in the 2010 period.
Cash flow from financing activities
Net cash provided by financing activities increased to $64.1 million for the nine months ended September 30, 2011 compared to $0.1 million in the 2010 period. This increase resulted primarily from $62.1 million of net proceeds, after deducting issuance costs, of our offering of common stock and from $2.4 million of stock-based compensation proceeds.
In March 2011, we filed a shelf registration statement, under which we may issue, from time to time, up to $175.0 million of common stock, preferred stock, debt securities or warrants for debt or equity securities or units of such securities, in one or more offerings. During the first nine months of 2011, we completed a common stock offering that resulted in $62.1 million of cash, net.

Contractual commitments and off-balance sheet arrangements
Other contractual commitments
Our principal contractual commitments consist of the capital leases on our Rock Hill facility, obligations related to acquisitions, and supply commitments, which are discussed in greater detail below.
For certain of our recent acquisitions we are obligated for deferred purchase price payments totaling $3.7 million, based upon the exchange rate at the dates of acquisition for foreign acquisitions. Certain of these acquisitions also contain earnout provisions under which the sellers of the acquired businesses can earn additional amounts. The total amount of liabilities recorded for these earnouts is $5.2 million. See Note 2 for details of acquisitions and related commitments.
As of September 30, 2011, we have supply commitments for 2011 related to printer assembly that total $9.1 million.
Off-balance sheet arrangements
We have no off-balance sheet arrangements and do not utilize any “structured debt,” “special purpose,” or similar unconsolidated entities for liquidity or financing purposes.
Capitalized lease obligations
Our principal contractual commitments consist of capitalized lease obligations of $7.7 million at September 30, 2011. Our capitalized lease obligations decreased from $8.3 million at December 31, 2010, primarily due to scheduled payments of principal on capital lease installments and the exercise of our option to purchase the expansion land in March 2011.
Outstanding capitalized lease obligations primarily relate to two lease agreements that we entered into during 2006 with respect to our Rock Hill facility, one of which covers the facility itself and the other of which covers certain furniture and fixtures that we acquired for use in the facility. The carrying value of the headquarters facility and the furniture and fixture leases at September 30, 2011 and December 31, 2010 was $7.7 million and $8.3 million, respectively.
Our outstanding capitalized lease obligations at September 30, 2011 and December 31, 2010 were as follows:
Table 13

	September 30,	December 31,
(Dollars in thousands)	2011	2010
Capitalized lease obligations:
Current portion of capitalized lease obligations	$155	$224
Capitalized lease obligations, long-term portion	7,585	8,055

Total capitalized lease obligations	$7,740	$8,279

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
There were no foreign exchange contracts outstanding at September 30, 2011 or December 31, 2010. See Note 7 of the unaudited condensed consolidated financial statements.
Changes in the fair value of derivatives are recorded in interest and other expense (income), net in our unaudited condensed consolidated statements of operations and comprehensive income. Depending on the fair values at the end of the reporting period, derivatives are recorded either in prepaid and other current assets or in accrued and other liabilities in our unaudited condensed consolidated balance sheets.

The total foreign currency related impact on our unaudited condensed consolidated statements of operations and comprehensive income was nominal for the nine months ended September 30, 2011 and a $0.1 million gain for the 2010 period.
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
Forward-Looking Statements
Certain statements made in this Form 10-Q that are not statements of historical or current facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include the cautionary statements and risk factors set forth below, as well as other statements made in the Form 10-Q that may involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from historical results or from any future results expressed or implied by such forward-looking statements.
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
If one or more of these or other risks or uncertainties materializes, or if our underlying assumptions prove to be incorrect, actual results may vary materially from those reflected in or suggested by forward-looking statements. Any forward-looking statement you read in this Form 10-Q reflects our current views with respect to future events and is subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity. All subsequent written and oral forward-looking statements attributable to us or individuals acting on our behalf are expressly qualified in their entirety by this paragraph. You should specifically consider the factors identified or referred to in this Form 10-Q and our other SEC reports, including our Annual Report on Form 10-K for the year ended December 31, 2010, which could cause actual results to differ from those referred to in forward-looking statements.
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
For a discussion of market risks at December 31, 2010, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2010. During the first nine months of 2011, there were no material changes or developments that would materially alter the market risk assessment performed as of December 31, 2010.

Item 4.	Controls and Procedures.
Evaluation of disclosure controls and procedures
As of September 30, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) pursuant to Rules 13a-15 and 15d-15 under the Exchange Act. These controls and procedures were designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner to allow timely decisions regarding required disclosures. Based on this evaluation, including an evaluation of the rules referred to above in this Item 4, management has concluded that our disclosure controls and procedures were effective as of September 30, 2011 to provide reasonable assurance that the information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in a manner to allow timely decisions regarding required disclosures.
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

3.11
Certificate of Amendment of Certificate of Incorporation filed with Secretary of State of Delaware on October 7, 2011. (Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed on October 7, 2011.)

31.1		Certification of Principal Executive Officer, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated July 28, 2011.

31.2		Certification of Principal Financial Officer, filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated July 28, 2011.

32.1		Certification of Principal Executive Officer, filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated July 28, 2011.

32.2		Certification of Principal Financial Officer, filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated July 28, 2011.

101.	INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
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
Damon J. Gregoire
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer) (Duly Authorized Officer)
Date: October 27, 2011