Form 10-K
period 2011-12-31
3D SYSTEMS CORP
filed 2012-02-23
CIK 910638

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

(803) 326-3900

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common stock, par value $0.001 per share	The New York Stock Exchange

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐        No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2011 was $839,190,936. For purposes of this computation, it has been assumed that the shares beneficially held by directors and officers of the registrant were “held by affiliates.” This assumption is not to be deemed an admission by these persons that they are affiliates of the registrant.

The number of outstanding shares of the registrant’s common stock as of February 16, 2012 was 50,881,072.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant’s definitive proxy statement for its 2012 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

3D SYSTEMS CORPORATION

Annual Report on Form 10-K for the

Year Ended December 31, 2011

PART I

Item 1.	Business

General

3D Systems Corporation (“3D Systems” or the “Company”) is a holding company that operates through subsidiaries in the United States, Europe and the Asia-Pacific region, and we distribute our products in those areas as well as into other parts of the world. We are a leading provider of 3D content-to-print solutions including 3D printers, print materials and on-demand custom parts services for professionals and consumers alike. We also provide creative content development and design productivity tools. Our expertly integrated solutions replace, displace and complement traditional methods and reduce the time and cost of designing new products.

3D printers can print almost anything from smartphone and tablet covers, to finished jewelry and toys, from custom hearing aids, individualized prosthetics and orthodontics to functional airplane, unmanned aerial vehicles and car parts. Over the past decade complete industries’ manufacturing processes have been converted from traditional methods to 3D printing and Digital Manufacturing. Instead of investing in expensive tooling for mass production, incurring long lead-times and costly freight charges to ship products around the world, 3D printing allows customers to mass customize and locally print what they need, when they need it in a more cost effective way, while significantly reducing undesired environmental impacts of traditional manufacturing.

We pioneered 3D printing and Digital Manufacturing with the invention of Stereolithography over 25 years ago and subsequently developed Selective Laser Sintering, Multi-Jet Modeling and Film Transfer Imaging. Over the past decade many companies enhanced their competitive advantage by embracing 3D printing to transform their new product design and rapid prototyping activities and transitioned to new Direct Manufacturing of end use parts and custom products. Today we continue to drive the adoption of large-scale custom manufacturing solutions by a variety of aerospace, defense, transportation and healthcare users worldwide.

We are committed to democratizing access and accelerating adoption of our products and services for the benefit of professionals and consumers alike. We are extending the range of our affordable printing solutions from the automotive and entertainment industries to middle school classrooms and garage-entrepreneurs.

We partnered with multiple primary and secondary schools to equip children and young adults with tomorrow’s competitive and marketable Science, Technology, Engineering and Mathematics skills that are required to achieve and sustain our national competitive advantage. In partnership with educators, we developed support programs that create 3D labs in schools, elementary through university level. At the university level 3D labs are researching and developing new materials and new print processes, ranging from ceramics to chocolate, while at the elementary level children are learning how to create, connect and communicate in 3D as they see their ideas come to life as 3D printed models.

Our portfolio of 3D printers is based on several unique print engines that employ proprietary, additive layer printing processes designed to meet our customers’ most demanding design, prototyping, testing, tooling and production requirements. Our principal print engines include stereolithography, or SLA®, printers, selective laser sintering, or SLS®, printers, multi-jet modeling, or MJM™, printers, film transfer imaging, or FTI printers, selective laser melting, or SLM printers, and plastic jet printers (“PJP”). We believe that our 3D printer solutions and services enable our customers to develop and manufacture better quality, higher functionality, new products faster and more economically than with traditional methods.

Our printers utilize a wide range of proprietary print materials that we develop, blend and market to print real parts. Our print materials are designed to replicate the performance of specific engineered plastics, composites and metals. We augment and complement our own portfolio of print materials with materials that we purchase from third parties under private label and distribution arrangements.

We also provide our customers content creation CAD software and proprietary digital workflow preparation and management software tools that are embedded within our printers together with pre-sale and post-sale services, ranging from applications development and custom engineered production solutions to installation, warranty and maintenance services. We also provide a comprehensive suite of on-demand printed parts services to satisfy our customers’ entire design-to-manufacturing requirements, offering a broad range of precision plastic and metal parts capabilities produced from a wide range of 3D printing and traditional materials using a variety of additive and traditional manufacturing processes.

We continue to develop new products and services and have expanded our technology platform through internal development efforts, relationships with third parties and acquisitions. We maintain ongoing product development programs that are focused on providing our customers with an expanded portfolio of 3D content-to-print solutions targeting their entire design-to-manufacturing requirements from rapid prototyping services to on-site office, model-shop and production floor printers. We are focusing on developing a comprehensive menu of affordable to own and operate 3D printing solutions to address applications in the education, transportation, recreation, healthcare, consumer products and energy marketplaces, which we believe represent significant growth opportunities for our business.

In rapid manufacturing applications, our printers are used to manufacture functional end-use parts that have the appearance and performance of high-quality injection-molded parts. Customers who adopt our rapid manufacturing solutions avoid the significant costs of complex set-ups and changeovers and eliminate the costs and lead times associated with conventional tooling methods or labor intensive craftsmanship. Rapid manufacturing enables our customers to produce optimized designs because they can design for function, unconstrained by normal design-for-manufacture considerations.

In rapid prototyping applications, our printers are used to quickly and efficiently generate product-concept models, functional prototypes to test form, fit and function, master patterns and expendable patterns for urethane and investment casting that are often used for evaluating product designs and short-run production.

In communication and design applications, our printers are used to produce presentation models, primarily for visualizing and communicating concepts, various design elements and other activities, including supply chain management and functional models.

In our consumer solutions applications, we provide our customers with intuitive, simple to use content creation and content download capabilities empowering our customers to design, create and make with coloring book simplicity.

We provide expertly integrated solutions consisting of printers, print materials, software tools and a variety of related on-demand parts and other customer services. Our extensive solutions portfolio enables us to offer our customers cost effective ways to transform the manner in which they design, develop and manufacture their products.

Recent Developments

On November 21, 2011, we entered into a stock purchase agreement to purchase all of the outstanding capital stock of Z Corporation, a Massachusetts corporation (“Z Corp”), and Vidar Systems Corporation, a Virginia corporation (“Vidar”), from Contex Group A.S. for up to $137 million in cash. This purchase price was subject to certain adjustments provided for in the stock purchase agreement, which included a provision that the seller would be entitled to retain any cash held by Z Corp and Vidar at the time of the closing except for an agreed upon amount to be included in no less than $6.6 million of working capital of Z Corp and Vidar that would be delivered to us at the closing of the acquisition. Completion of this transaction was subject to certain conditions set forth in the stock purchase agreement, and that agreement contained certain covenants, representations and warranties among the parties. We completed the closing under the stock purchase agreement on January 3, 2012 and paid the $135.5 million purchase price in cash at that time, net of cash received and subject to final closing adjustments. At the date of this Annual Report on Form 10-K (“Form 10-K”), those final closing adjustments have not yet been completed, but we believe that they will not be material to our consolidated financial condition or results of operations.

Z Corp is a provider of personal and professional 3D printers, 3D scanners, proprietary print materials and services. Z Corp provides us with an additional print engine, Three Dimensional Printing Technology (“3DPT”) capable of printing in full color. The Z Corp product line complementarily fits into our personal and professional printer categories and fills in our 3D printer price points and doubles our reseller channel. Vidar is a provider of medical film scanners that digitize film for radiology, oncology, mammography and dental applications. Vidar provides us with a distribution channel of resellers that are specifically focused on healthcare, expanding our healthcare solutions portfolio and reach.

Also on November 21, 2011, we completed the private placement of $152 million of 5.50% senior convertible notes due 2016. The net proceeds of these notes were used to pay the purchase price of the Z Corp and Vidar acquisition disclosed above and for general corporate purposes. We issued these notes under an indenture dated as of November 22, 2011 at a price of 98% of the $152 million aggregate principal amount. After deducting this original issue discount and commissions provided for on the placement of the notes, the net proceeds of this private placement amounted to $145.4 million These notes are senior unsecured obligations and rank equal in right of payment with all our existing and future senior unsecured indebtedness. They are also senior in right of payment to any subordinated indebtedness that we may incur in the future. These notes are convertible into shares of our Common Stock at an initial conversion rate of 46.6021 shares of Common Stock per $1,000 principal amount of notes, equivalent to an initial conversion rate of approximately $21.46 per share of Common Stock. Unless earlier repurchased, redeemed or converted, the notes will mature on December 15, 2016. The conversion rate is subject to adjustment in certain circumstances as more fully set forth in the indenture covering the notes.

In January 2012, we launched our first home 3D printer, the Cube, an affordable simple to use 3D printer for children and adults alike. Concurrently, we launched Cubify.com, a marketplace and meeting place where artists, designers, children and makers can sell their 3D designs and anyone can pay to download and 3D print them. Cubify.com provides a business model and platform for individuals and garage-entrepreneurs to access 3D design tools and printing resources, empowering startups to succeed and grow.

Products and Services

Printers and Other Products

All our 3D printers employ one of the above-mentioned print engines. Our 3D printers convert data input from CAD software or 3D scanning and sculpting devices to printed plastic or metal parts using our proprietary engineered plastic, metal and composite print materials. Production printers include our SLA®, SLS® and SLM printers. Our professional printers category includes MJM™ printers and SLA® crossover printers. Personal printers include our FTI and PJP printers.

We develop, blend and market a wide range of proprietary print materials that replicate the performance of engineered plastics, composites and metals. We augment and complement our own portfolio of print materials with materials that we purchase from third parties under private label and distribution arrangements.

We provide our customers proprietary software tools and a library of content files. We also provide software embedded within our printers and design productivity software tools. In addition, we provide pre-sale and post-sale services, ranging from applications development to installation, warranty and maintenance services.

We provide a comprehensive suite of printed parts services through our on-demand custom parts services. Our on-demand custom parts services offer a broad range of precision plastic and metal parts service capabilities produced from a wide range of 3D printing and traditional materials using a variety of additive and traditional manufacturing processes.

Production 3D Printer Solutions

Customers use our production printers (SLA®, SLS®, SLM) to produce highly accurate geometries and/or very durable parts for applications in various industries, including aerospace, automotive, and healthcare solutions

SLA® Printers

Our stereolithography printers convert our proprietary, engineered print materials and composites into solid cross-sections, layer by layer, to print the desired fully fused objects. Our SLA® printers are capable of making multiple distinct parts at the same time and are designed to produce highly accurate geometries in a wide range of sizes and shapes with a variety of material performance characteristics.

SLA® parts are known for their fine feature detail, resolution and surface quality. Product designers, engineers and marketers in many manufacturing companies throughout the world use our SLA® printers for a wide variety of applications, ranging from short production runs of end-use products to producing prototypes for automotive, aerospace and various consumer and electronic applications.

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

Our family of SLA® printers offers a wide range of capabilities, including size, speed, accuracy, throughput and surface finish in different formats and price points. Our iPro™ SLA® printers come in a variety of print formats designed to quickly and economically produce durable plastic parts with unprecedented surface smoothness, feature resolution, edge definition and tolerances that rival the accuracy of CNC-machined plastic parts. Our iPro™ family of SLA® printers includes the iPro™ 8000 and iPro™ 9000, production stereolithography printers capable of printing ultra-high-definition parts made from our integrated portfolio of proprietary Accura® Plastics. We also offer the Viper™, a smaller format SLA® printer that delivers lower throughput, but is capable of printing precision ultra-high-resolution parts.

SLS® Printers

Our selective laser sintering printers convert our proprietary, engineered print materials and composites by melting and fusing (sintering) these print materials into solid cross-sections, layer by layer, to produce finished parts. SLS® printers can create parts from a variety of proprietary engineered plastic powders and are capable of processing multiple parts in a single build session.

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

Our family of SLS® printers comes in a variety of print formats and degrees of automation and includes our line of sPro™ 60, 140 and 230 SLS® printers. Our SLS® production printers are designed to enable our customers to mass customize and produce high-quality, end-use parts, patterns, fixtures and tools consistently and economically from our proprietary engineered plastics, on site and on demand.

SLM Printers

We offer the Sinterstation® Pro™ SLM direct metal sintering printer through a private label arrangement with a third party supplier. These printers come in two print formats and are capable of producing fully-dense direct metal parts from a variety of metal powders, including stainless steel, chrome cobalt, titanium and tool steel.

Professional 3D Printer Solutions

Our professional printers are used in engineering and design environments for product development, architecture, marketing communication, higher education teaching and research and for custom manufacturing of advanced oral and orthopedic restorative devices, custom jewelry and mass customized toys, action figures and collectibles. Our range of professional printers is based on our proprietary MJM™ print engine and SLA® print engine.

Our professional printers convert digital 3D input data, one slice thickness at a time, to print a solid part, one layer at a time. These printers offer superior finished surfaces, freedom of geometry creation, plug-and-play installation, point-and-print functionality and best-in-class part resolution in a variety of price points and print materials.

Our family of professional printers consists of several ProJet™ models, including the Projet™ 3000, Projet™ 3000 Plus, Projet™ 5000 and Projet™ 6000, our first crossover 3D printer bringing SLA® print technology together with MJM™ utility and usability. Our professional printers are designed to print high-definition, functional and durable models for form, fit and function analysis, including certain models that are capable of ultra-fine resolution for precision dental and jewelry applications

Personal 3D Printer Solutions

Our personal 3D printers print ready-to-use functional parts at home, school or office workstations. These kits and printers enable designers, engineers, hobbyists, do it yourselfers and students to imagine, design and print their ideas at their desks. Our range of personal printers is based on FTI and PJP print engines.

Our offering of personal printers includes the ProJet™ 1000, ProJet™ 1500, 3DTouch™ and RapMan™ personal printers. These 3D printers utilize FTI and PJP technologies.

Our FTI personal 3D printers print durable plastic parts with a smooth surface finish and true to design detailed features. Parts printed on these ProJet™ printers can be drilled, machined, painted and metal-plated after building and ProJet™ 1500 parts can be printed in six different colors.

Our PJP based 3D personal printers and kits utilize a proven, simple clean, compact and quiet print engine technology designed for office, home and classroom use. Our PJP printers are designed and engineered to be simple, accurate and robust and some are equipped with up to three compact precision print heads for print speed, accuracy and fast material changeovers.

3D Print Materials

As part of our integrated solutions approach, we blend, market, sell and distribute consumable, engineered plastic and metal materials and composites under several leading brand names for use in all our printers. We market our stereolithography materials under the Accura® and RenShape® brands, our selective laser sintering materials under the DuraForm®, CastForm™ and LaserForm™ brands, and materials for our professional printers under the VisiJet® brand. We augment and complement our own portfolio of print materials with materials that we purchase from third parties under private label and distribution arrangements.

Our currently offered printers have built-in intelligence that communicates vital processing and quality statistics in real time. For these printers, we furnish integrated print materials that are specifically designed for use in those printers and that are packaged in smart cartridges designed to enhance system functionality, up-time, materials shelf life and overall printer reliability, with the objective of providing our customers with a built-in quality management system.

We work closely with our customers to optimize the performance of our print materials in their applications. Our expertise in print materials formulation, combined with our process, software and equipment-design strengths, enable us to help our customers select the print material that best meets their needs and obtain optimal cost and performance results. We also work with third parties to develop different types and varieties of print materials designed to meet the needs of our customers.

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

Our portfolio of Accura® and RenShape® stereolithography materials includes general purpose as well as specialized materials and composites that offers customers the opportunity to choose the material that is best suited for the parts and models that they intend to produce.

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

Our DuraForm® laser sintering materials include CastForm™ and LaserForm™ proprietary SLS® materials. SLS® materials are used to create functional end-use parts, prototypes and durable patterns as well as assembly jigs and fixtures. They are also used to produce flexible, rubber-like parts such as shoe soles, gaskets and seals; patterns for investment casting; functional tooling such as injection molding tool inserts; and end-use parts for customized rapid manufacturing applications.

Examples of rapid manufacturing parts produced by our customers using our SLS® printers include air ducts for military aircraft and engine cowling parts for unmanned aerial vehicles. Product designers and developers from major automotive, aerospace and consumer products companies use DuraForm® parts extensively as functional test models, including in harsh test environment conditions. Aerospace and medical companies use our SLS® printers to produce end-use parts directly, which enables them to create customized parts economically without tooling. Parts made from DuraForm® and LaserForm™ materials are cost effective and can compete favorably with traditional manufacturing methods, especially where part complexity is high.

VisiJet® Print Materials

Our family of VisiJet® print materials includes part-building materials and compatible disposable support materials that are used in the modeling process and facilitate an easily melted support removal process. These print materials are sold to our customers packaged in proprietary smart cartridges designed for our personal and professional 3D printers. Our proprietary VisiJet® print materials are ideal for study models and form, fit and function engineering studies. VisiJet® wax print materials and special dissolvable support materials are used for direct casting applications such as custom jewelry manufacturing, dental crowns and bridge work and other casting and micro-casting applications.

BFB™ Print Materials

Our family of print materials for use in the 3D Touch™ and RapMan™ includes polylatic acid (PLA), acrylonitrile butadiene styrene (ABS), polypropylene (PP), high density polyethylene (HDPE), low density polyethylene (LDPE), and unplasticised polyvinyl chloride (uPVC). These print materials offer a variety of properties, including tough polymer materials for car bumpers, tough and flexible polymers for face masks or containers, and chemical and solvent resistant materials for fuel tanks, snowboards and water pipes.

Services

Warranty, Maintenance and Training Services

We provide a variety of customer services and local application support and field support on a worldwide basis for all our stereolithography and selective laser sintering 3D printers. For our personal and professional 3D printers, we provide these services and field support either directly or through a network of authorized resellers or other sources. We are continuing to build a reseller channel for our line of personal and professional 3D printers and to train our resellers to perform installation and maintenance services for those printers. We have also entered into arrangements with selected outside service providers to augment our service capabilities for each of our lines of equipment.

The services and field support that we provide includes installation of new printers at customers’ sites, printer warranties, several maintenance agreement options and a wide variety of hardware upgrades, software updates and performance enhancement packages. We also provide services to assist our customers and resellers in developing new applications for our technologies, to facilitate the use of our technology for the customers’ applications, to train customers on the use of newly acquired printers and to maintain our printers at customers’ sites.

New personal, professional and production printers are sold with maintenance support that generally covers a warranty period ranging from 90 days to one year. We offer service contracts that enable our customers to continue maintenance coverage beyond the initial warranty period. These service contracts are offered with various levels of support and are priced accordingly. We employ customer-support sales engineers in North America, in several countries in Europe and in parts of the Asia-Pacific region to support our worldwide customer base. As a key element of warranty and service contract maintenance, our service engineers provide regularly scheduled preventive maintenance visits to customer sites. We also provide training to our distributors and resellers to enable them to perform these services.

We distribute spare parts on a worldwide basis to our customers, primarily from locations in the U.S. and Europe.

We also offer upgrade kits for certain of our printers that enable our existing customers to take advantage of new or enhanced system capabilities; however, we have discontinued upgrade support for certain of our older legacy printers.

On-Demand Parts Services

We launched our rapid prototyping and printed parts service in October 2009. Through our on-demand custom parts service, we provide an extensive suite of custom parts services through our 3Dproparts™ and Quickparts® global network of fulfillment facilities. 3Dproparts™ and Quickparts® are two leading custom parts service brands that offer a broad range of precision plastic and metal parts service capabilities produced from a wide range of print and traditional materials using a variety of additive and traditional manufacturing processes. Customers may procure a complete range of precision plastic and metal parts services using a variety of finishing, molding and casting capabilities utilizing both traditional and additive processes. In addition, preferred service providers and leading service bureaus can use our on-demand custom parts service as their comprehensive order-fulfillment center.

We are continuing to expand our on-demand custom parts service by bringing together a wide range of production and additive grade print materials and the latest additive and traditional manufacturing systems to deliver to our customers the broadest available range of precision plastic and metal parts and assemblies. Since October 2009, we have acquired twelve service providers in the U.S., Europe and Asia-Pacific, enhancing our North American and European presence and expanding our local presence into Australia, the Benelux countries and China.

Global Operations

We operate in North America, Europe and the Asia-Pacific region, and distribute our products and services in those areas as well as to other parts of the world. Revenue in countries outside the U.S. accounted for 48.9%, 54.7% and 56.6% of consolidated revenue in the years ended December 31, 2011, 2010 and 2009, respectively.

In maintaining foreign operations, our business is exposed to risks inherent in such operations, including currency fluctuations. Information on foreign exchange risk appears in Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” and Item 8, “Financial Statements and Supplementary Data,” of this Form 10-K, which information is incorporated herein by reference.

Financial information about geographic areas, including revenue and long-lived assets, appears in Note 22 to the Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Form 10-K, which information is incorporated herein by reference.

Marketing and Customers

Our sales and marketing strategy focuses on an integrated approach that is directed to providing 3D printing solutions and services to meet a wide range of customer needs, including traditional prototyping, 3D printing and rapid manufacturing. This integrated approach includes the sales and marketing of our parts service, either as an adjunct to a customer’s in-house use of additive technologies or to the much broader audience of users who do not have dedicated production or professional 3D printers.

Our sales organization is responsible for the sale of our products on a worldwide basis and for the management and coordination of our growing network of authorized resellers. We sell some of our products through our direct sales force and others through resellers. Our direct sales force consists of salespersons who work throughout North America, Europe and the Asia-Pacific region. Our application engineers provide professional services through pre-sales support and assist existing customers so that they can take advantage of our latest print materials and techniques to improve part quality and machine productivity. This group also leverages our customer contacts to help identify new application opportunities that utilize our proprietary processes and access to our on-demand parts printing service, 3Dproparts™ and Quickparts®. As of December 31, 2011, our worldwide sales, application and service staff consisted of 171 employees.

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

As a complement to our printers and print materials sales, we maintain our on-demand custom parts service, a global network of parts printing service locations branded as 3Dproparts™ and QuickParts®. Our parts service is designed to provide our customers a single source for all of their design-to-manufacturing needs. Through our on-demand parts service, we offer access to a wide range of additive and traditional manufacturing technologies, our full line of available print materials from plastics to metals and our project management and finishing capabilities through a powerful e-commerce platform with on-line quoting, plug-ins and secure ordering.

In 2011, as part of our consumer solutions initiative, we added content, design productivity tools and design and curation services to our offerings through a series of acquisitions and internal developments. As we democratize access to affordable 3D printers and services, our target customer base has expanded to small companies, entrepreneurs, enthusiasts and consumers who are not professional CAD users. We provide this expanded audience access to simple and easy to use 3D printable content, software and tools to capture and customize content for sharing and 3D printing through our personal 3D printers, Freedom of Creation and The3dStudio.com content, design and curation services and Alibre® design productivity tools. These products and services are distributed through multiple channels with an emphasis on web based online sales and an inside sales team, complemented by specialized software resellers and printer resellers.

Our customers include major companies and small and midsize businesses in a broad range of industries, including manufacturers of automotive, aerospace, computer, electronic, defense, education, consumer, energy and healthcare products. Purchasers of our printers include original equipment manufacturers (OEMs), government agencies and universities that generally use our printers for research activities, and independent service bureaus that provide rapid prototyping and manufacturing services to their customers. No single customer accounted for more than 10 percent of our consolidated revenue in the years ended December 31, 2011, 2010 or 2009.

Production and Supplies

We outsource certain production printer assembly and refurbishment activities to several selected design and engineering companies and suppliers. These suppliers also carry out quality control procedures on our printers prior to their shipment to customers. As part of these activities, these suppliers have responsibility for procuring the components and sub-assemblies that are used in our printers. This has reduced our need to procure or maintain inventories of raw materials, work-in-process and spare parts related to our equipment assembly and maintenance activities. We purchase finished printers from these suppliers pursuant to forecasts and customer orders that we supply to them. While the outsourced suppliers of our printers have responsibility for the supply chain of the components for the printers they assemble, the components, parts and sub-assemblies that are used in our printers are generally available from several potential suppliers.

We assemble our ProJet™ personal and professional 3D printers and other equipment at our Rock Hill, South Carolina facility, enabling us to better utilize our facility, plan production and lower costs. Our RapMan™ and 3DTouch™ printers are assembled at our facility in Clevedon, England.

We produce certain print materials at our facilities in Marly, Switzerland and Rock Hill, South Carolina. We also have arrangements with third parties who blend to our specifications certain print materials that we sell under our own brand names. As discussed above, we also purchase print materials from third parties for resale to our customers.

Our equipment assembly and print materials blending activities and certain research and development activities are subject to compliance with applicable federal, state and local provisions regulating the storage, use and discharge of materials into the environment. We believe that we are in compliance, in all material respects, with such regulations as currently in effect and that continued compliance with them will not have a material adverse effect on our capital expenditures, results of operations or consolidated financial position.

Research and Development

The 3D printing industry is characterized by rapid technological change. Consequently, we have an ongoing program of research and development to develop new printers and print materials and to enhance our product lines as well as to improve and expand the capabilities of our printers and related software and print materials. This includes all significant technology platform developments for our print engines and print materials. Our development efforts are augmented by development arrangements with research institutions, customers, suppliers of material and hardware and the assembly and design firms that we have engaged to assemble our printers. We also engage third party engineering companies and specialty print materials companies in specific development projects from time to time.

In addition to our internally developed technology platforms, we have acquired products or technology developed by others by acquiring business entities that held ownership rights to the technology. In other instances we have licensed or purchased the intellectual property rights of technologies developed by third parties through licensing agreements that may obligate us to pay a license fee or royalty, typically based upon a dollar amount per unit or a percentage of the revenue generated by such products. As noted below, the amount of such royalties was not material to our results of operations or consolidated financial position for the three-year period ended December 31, 2011.

Research and development expenses were $14.3 million, $10.7 million and $11.1 million in 2011, 2010 and 2009, respectively.

We capitalized software development costs of $7.9 million and $1.2 million from acquisitions in 2011 and 2010, respectively. We did not capitalize any software development costs in 2009. See Note 6 to the Consolidated Financial Statements.

Intellectual Property

We regard our technology platforms and materials as proprietary and seek to protect them through copyrights, patents, trademarks and trade secrets. At December 31, 2011, we held 725 patents worldwide. At that date, we also had 257 pending patent applications worldwide, including applications covering inventions contained in our recently introduced printers. The principal issued patents covering aspects of our various technologies will expire at varying times through 2027.

We are also a party to various licenses that have had the effect of broadening the range of the patents, patent applications and other intellectual property available to us.

We have also entered into licensing or cross-licensing arrangements with various companies in the United States and in other countries that enable those companies to utilize our technologies in their products or that enable us to use their technologies in our products. Under certain of these licenses, we are entitled to receive, or we are obligated to pay, royalties for the sale of licensed products in the U.S. or in other countries. The amount of such royalties was not material to our results of operations or consolidated financial position for the three-year period ended December 31, 2011.

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

Competition

We face competition from the development of new technologies or techniques not encompassed by the patents that we own or license, from the conventional machining, plastic molding and metal casting techniques discussed above and from improvements to existing technologies, such as Computer Numerical Control (“CNC”) machining and rotational molding.

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

Our principal competitors are companies that manufacture machines that make, or use machines to make, models, prototypes, molds and small-volume to medium-volume manufacturing parts. These include suppliers of CNC, suppliers of plastics molding equipment, including injection-molding equipment, suppliers of traditional machining, milling and grinding equipment, and businesses that use such equipment to produce models, prototypes, molds and small-volume to medium-volume manufacturing parts. These conventional machining, plastic molding and metal casting techniques continue to be the most common methods by which plastic and metal parts, models, functional prototypes and metal tool inserts are manufactured.

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

Employees

At December 31, 2011, we had 714 full-time employees. Although some of our employees outside the U.S. are subject to local statutory employment and labor arrangements, none of our U.S. employees are covered by collective bargaining agreements. We have not experienced any material work stoppages and believe that our relations with our employees are satisfactory.

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

Several of our corporate governance materials, including our Code of Conduct, Code of Ethics for Senior Financial Executives and Directors, Corporate Governance Guidelines, the current charters of each of the standing committees of the Board of Directors and our corporate charter documents and by-laws are available on our website.

Executive and Other Officers

The information appearing in the table below sets forth the current position or positions held by each of our officers and his or her age as of February 1, 2012. All of our officers serve at the pleasure of the Board of Directors. There are no family relationships among any of our officers or directors.

Name and Current Position	Age as of February 1, 2012

Abraham N. Reichental
President and Chief Executive Officer	55

Charles W. Hull
Executive Vice President, Chief Technology Officer	72

Robert M. Grace, Jr.
Vice President, General Counsel and Secretary	64

Damon J. Gregoire
Senior Vice President and Chief Financial Officer	43

Kevin P. McAlea
Vice President, Production Printer Solutions	53

Cathy L. Lewis
Vice President, Global Marketing	60

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

Forward-Looking Statements

Certain statements made in this Form 10-K that are not statements of historical or current facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include the cautionary statements and risk factors set forth below as well as other statements made in this Form 10-K that may involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from historical results or from any future results or projections expressed or implied by such forward-looking statements.

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

We believe that we are emerging from a global recession in the United States, Europe and other regions of the world. The prospects for economic growth in the United States and other countries remain uncertain, and may cause customers to further delay or reduce technology purchases due to continued softness in the real estate and mortgage markets or other markets, volatility in fuel and other energy costs, difficulties in the financial services sector and credit markets, continuing geopolitical uncertainties and other macroeconomic factors affecting spending behavior. The global recession had an adverse impact on the sales of our products in 2009 leading to longer sales cycles, slower adoption of new technologies and increased price competition. Given the continued uncertainty concerning the pace of growth in the global economy, we face risks that may arise from financial difficulties experienced by our suppliers, resellers or customers, including:

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

We may not be able to protect our intellectual property rights, including our digital content, from third-party infringers or unauthorized copying, use or disclosure.

Although we defend our intellectual property rights and endeavor to combat unlicensed copying and use of our digital content and intellectual property rights through a variety of techniques, preventing unauthorized use or infringement of our rights is inherently difficult. If our intellectual property becomes subject to piracy attacks, they may harm our business.

Additionally, we endeavor to protect the secrecy of our digital content, confidential information and trade secrets. If unauthorized disclosure of our trade secrets occurs, we could potentially lose trade secret protection. The loss of trade secret protection could make it easier for third parties to compete with our products by copying previously confidential features, which could adversely affect our revenue and operating margins. We also seek to protect our confidential information and trade secrets through the use of non-disclosure agreements. However there is a risk that our confidential information and trade secrets may be disclosed or published without our authorization, and in these situations it may be difficult and/or costly for us to enforce our rights.

We have made, and expect to continue to make, strategic acquisitions that may involve significant risks and uncertainties. We may not realize the anticipated benefits of past or future acquisitions and integration of these acquisitions may disrupt our business and divert management.

We completed twelve acquisitions in 2011, one of which was considered significant in accordance with the rules and regulations of the SEC. We also completed the Z Corp and Vidar acquisitions in 2012 and we intend to continue to evaluate acquisition opportunities in the future in an effort to expand our business and enhance stockholder value. Acquisitions involve certain risks and uncertainties including:

•

Difficulty in integrating newly acquired businesses and operations in an efficient and cost-effective manner, which may also impact our ability to realize the potential benefits associated with the acquisition;

•	The risk that significant unanticipated costs or other problems associated with integration may be encountered;

•	The challenges in achieving strategic objectives, cost savings and other anticipated benefits;

•	The risk that our marketplaces do not evolve as anticipated and that the technologies acquired do not prove to be those needed to be successful in the marketplaces that we serve;

•	The risk that we assume significant liabilities that exceed the limitations of any applicable indemnification provisions or the financial resources of any indemnifying party;

•	The inability to maintain a relationship with key customers, vendors and other business partners of the acquired business;

•	The difficulty in maintaining controls, procedures and policies during the transition and integration;

•	The potential loss of key employees of the acquired businesses;

•	The risk of diverting management attention from our existing operations;

•	The potential failure of the due diligence process to identify significant problems, liabilities or other challenges of an acquired company or technology;

•	The risk of incurring significant exit costs if products or services are unsuccessful;

•	The entry into marketplaces where we have no or limited direct prior experience and where competitors have stronger marketplace positions;

•	The exposure to litigation or other claims in connection with our assuming claims or litigation risks from terminated employees, customers, former shareholders or other third parties; and

•	The risk that historical financial information may not be representative or indicative of our results as a combined company.

If we cease to generate net cash flow from operations and if we are unable to raise additional capital, our financial condition could be adversely affected.

In 2011, our unrestricted cash and short-term investments increased by $141.8 million to $179.1 million at December 31, 2011 from $37.3 million at December 31, 2010. The cash balance at December 31, 2011 included the $145.4 million net proceeds from senior convertible notes previously discussed, including the cash purchase price for the Z Corp and Vidar acquisitions that we paid on January 3, 2012.

During 2011, 2010 and 2009, net cash provided by operations was $27.7 million, $31.8 million and $7.7 million, respectively. We cannot assure you that we will continue to generate cash from operations or other potential sources to fund future working capital needs and meet capital expenditure requirements.

If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on, among other things, the capital markets, our financial condition at such time and the terms and conditions of such indebtedness. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

During 2011 we carried out two capital markets transactions and received $207.4 million of net proceeds from them. From time-to-time we may seek access to additional external sources of capital to fund working capital needs, capital expenditures, acquisitions and for other general corporate purposes. However, we cannot assure you that capital would be available from external sources such as bank credit facilities, debt or equity financings or other potential sources to fund any of those future needs.

The global financial crisis affecting the banking system and financial markets has resulted in a tightening of credit markets, lower levels of liquidity in many financial markets, and extreme volatility in fixed income, credit, currency and equity markets. As a consequence, credit markets tightened significantly such that the ability to raise new capital has become more challenging and more expensive. If our ability to generate cash flow from operations and our existing cash becomes inadequate to meet our needs, our options for addressing such capital constraints include, but are not limited to, (i) obtaining a revolving credit facility from bank lenders, (ii) accessing the public capital markets, or (iii) delaying certain of our existing development projects. If it became necessary to obtain additional debt financing it is likely that such alternatives in the current market environment would be on less favorable terms than we have historically obtained, which could have a material adverse impact on our consolidated financial position, results of operations or cash flows.

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

Approximately 50 percent of our consolidated revenue is derived from customers in countries outside the U.S. There are many risks inherent in business activities outside the U.S. that, unless managed properly, may adversely affect our profitability, including our ability to collect amounts due from customers. While most of our operations outside the U.S. are conducted in highly developed countries, they could be adversely affected by:

•	Unexpected changes in laws, regulations and policies of non-U.S. governments relating to investments and operations, as well as U.S. laws affecting the activities of U.S. companies abroad;

•	Changes in regulatory requirements, including export controls, tariffs and embargoes, other trade restrictions, competition, corporate practices and data privacy concerns;

•	Political policies, political or civil unrest, terrorism or epidemics and other similar outbreaks;

•	Fluctuations in currency exchange rates;

•	Seasonal reductions in business activity in certain parts of the world, particularly during the summer months in Europe and extended holiday periods in various parts of the world;

•	Limited protection for the enforcement of contract and intellectual property rights in some countries;

•	Transportation delays;

•	Difficulties in staffing and managing foreign operations;

•	Operating in countries with a higher incidence of corruption and fraudulent business practices;

•	Taxation; and

•	Other factors, depending upon the specific country in which we conduct business.

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

We depend on our supply chain for components and sub-assemblies used in our 3D printers and for raw materials used in our print materials. If these relationships were to terminate or be disrupted, our business could be disrupted while we locate alternative suppliers and our expenses may increase.

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

While there are several potential suppliers of the components, parts and sub-assemblies for our products, we currently choose to use only one or a limited number of suppliers for several of these components, including our lasers, print materials and certain jetting components. Our reliance on a single or limited number of suppliers involves many risks including:

•	Potential shortages of some key components;

•	Disruptions in the operations of these suppliers;

•	Product performance shortfalls; and

•	Reduced control over delivery schedules, assembly capabilities, quality and costs.

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

We have engaged selected design and manufacturing companies to assemble certain of our production printers. In carrying out these outsourcing activities, we face a number of risks, including:

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

Historically, our common stock price has been volatile.

The market price of our common stock has experienced, and may continue to experience, considerable volatility. Between January 1, 2010 and December 31, 2011, after giving effect to the two-for-one stock split in the nature of a 100% stock dividend that we distributed in May 2011, the trading price of our common stock has ranged from a low of $5.25 per share to a high of $29.35 per share.

Numerous factors could have a significant effect on the price of our common stock, including those described or referred to in this “Risk Factors” section of this Form 10-K, as well as, among other things:

•	Our perceived value in the securities markets;

•	Overall trends in the stock market;

•	Announcements of fluctuations in our operating results or the operating results of one or more of our competitors;

•	The impact of changes in our results of operations, our financial condition or our prospects on how we are perceived in the securities markets;

•

Future sales of our common stock or other securities (including any shares issued in connection with our outstanding senior convertible notes or earn-out obligations for any past or future acquisition);

•	Market conditions for providers of products and services such as ours;

•	Changes in recommendations or earnings estimates by securities analysts; and

•	Announcements of acquisitions by us or one of our competitors.

The number of shares of common stock issuable in a stock offering, the exercise of outstanding stock options, the issuance of restricted stock awards or the issuance of shares in connection with certain acquisitions or the conversion of the notes could dilute the ownership interest of existing stockholders and may affect the market price for our common stock.

We have an effective registration statement on Form S-3 under which, among other things, we may issue up to $175 million of securities. We issued $65.8 million of Common Stock in 2011 in reliance upon this registration statement and the remaining $109.2 million of securities covered by it may be issued until March 3, 2014, although we have no current intention to do so.

Our Certificate of Incorporation, as amended, authorizes our issuance of up to a total 120 million shares of common stock, of which 63.3 million have been issued or are otherwise currently reserved for issuance. Future issuances could have the effect of diluting our earnings per share as well as our existing stockholders’ individual ownership percentages and could lead to volatility in our common stock price.

Additionally, subject to the limitations of our Certificate of Incorporation and applicable law, we are not restricted from issuing additional common stock, including securities that are convertible into or exchangeable for, or that represent the right to receive, common stock. The issuance of additional shares of our common stock in connection with future acquisitions or other issuances of our common stock or convertible securities, including outstanding options, may dilute the ownership interest of our common stockholders.

Sales of a substantial number of shares of our common stock or other equity-related securities in the public market could depress the market price of our common stock and impair our ability to raise capital through the sale of additional equity or equity-linked securities. We cannot predict the effect that future sales of our common stock or other equity-related securities would have on the market price of our common stock.

In addition, approximately 1.1 million shares of common stock were issuable upon the exercise of outstanding stock options at December 31, 2011, all of which were fully vested and remained exercisable at that date.

Our Board of Directors is authorized to issue up to 5 million shares of preferred stock.

The Board of Directors is authorized to issue up to 5 million shares of preferred stock, none of which is currently issued or outstanding. The Board of Directors is authorized to issue these shares of preferred stock in one or more classes or series without further action of the stockholders and in that regard to determine the issue price, rights, preferences and privileges of any such class or series of preferred stock generally without any further vote or action by the stockholders. The rights of the holders of any outstanding series of preferred stock may adversely affect the rights of holders of common stock.

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

Certain provisions of Delaware law contain anti-takeover provisions that may make it more difficult to effect a change in our control.

Certain provisions of the Delaware General Corporation Law could delay or prevent an acquisition or change in control and the replacement of our incumbent directors and management, even if doing so might be beneficial to our stockholders by providing them with the opportunity to sell their shares, possibly at a premium over the then market price of our common stock. One of these Delaware laws prohibits us from engaging in a business combination with any interested stockholder (as defined in the statute) for a period of three years from the date that the person became an interested stockholder, unless certain conditions are met.

Certain provisions of our outstanding convertible notes could discourage an acquisition of us by a third party.

Certain provisions of the notes could make it more difficult or more expensive for a third party to acquire us or to carry out any other transaction that may effect a change in our control. Upon the occurrence of certain transactions constituting a fundamental change (as such term is defined in the indenture covering such notes), holders of the notes will have the right, at their option, to require us to repurchase all of the notes they hold or any portion of the principal amount of such notes in integral multiples of $1,000. We may also be required to issue additional shares of common stock upon conversion of such notes.

Our balance sheet contains several categories of intangible assets totaling $161.7 million at December 31, 2011 that we could be required to write off or write down in the event of the impairment of certain of those assets arising from any deterioration in our future performance or other circumstances. Such write-offs or write-downs could adversely impact our future earnings and stock price, our ability to obtain financing and affect our customer relationships.

At December 31, 2011, we had $107.7 million in goodwill capitalized on our balance sheet. Accounting Standards Codification (“ASC”) 350, “Intangibles — Goodwill and Other,” requires that goodwill and some long-lived intangibles be tested for impairment at least annually. In addition, goodwill and intangible assets are tested for impairment at other times as circumstances warrant, and such testing could result in write-downs of some of our goodwill and long-lived intangibles. Impairment is measured as the excess of the carrying value of the goodwill or intangible asset over the fair value of the underlying asset. A key factor in determining whether impairment has occurred is the relationship between our market capitalization and our book value. Accordingly, we may, from time to time, incur impairment charges, which are recorded as operating expenses when they are incurred and would reduce our net income and adversely affect our operating results in the period in which they are incurred.

As of December 31, 2011, we had $54.0 million of other intangible assets, net, consisting of licenses, patents, and other intangibles that we amortize over time. Any material impairment to any of these items would result in a non-cash charge and would not impact our cash position or cash flows, but such a charge could adversely affect our results of operations and equity and could affect the trading price of our common stock in the period in which they are incurred.

As discussed below, we completed several business acquisitions during 2009, 2010 and 2011. The majority of the acquisitions have resulted in our recording additional goodwill on our consolidated balance sheet. This goodwill typically arises because the purchase price for these businesses reflects a number of factors including the future earnings and cash flow potential of these businesses; the multiples to earnings, cash flow and other factors, such as prices at which similar businesses have been purchased by other acquirers; the competitive nature of the process by which we acquired the business; and the complementary strategic fit and resulting synergies these businesses bring to existing operations.

We expect to record additional goodwill as a result of the Z Corp and Vidar acquisitions, but we have not determined the amount thereof at the date of this Form 10-K.

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

We are a U.S. based, multinational company subject to taxation in multiple U.S. and foreign tax jurisdictions. Our future effective tax rates could be adversely affected by changes in statutory tax rates, or interpretation of, tax rules and regulations in jurisdictions in which we do business, changes in the amount of revenue or earnings in the countries with varying statutory tax rates, or by changes in the valuation of deferred tax assets and liabilities.

In addition, we are subject to audits and examinations of previously filed income tax returns by the Internal Revenue Service (“IRS”), and other domestic and foreign tax authorities. We regularly assess the potential impact of such examinations to determine the adequacy of our provision for income taxes and have reserved for potential adjustments that we expect may result from the current examinations. We believe such estimates to be reasonable; however, there is no assurance that the final determination of any examination will not have an adverse effect on our operating results and financial position.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We occupy an 80,000 square foot headquarters and research and development facility in Rock Hill, South Carolina, which we lease pursuant to a lease agreement with Lex Rock Hill, LP. After its initial term ending August 31, 2021, the lease provides us with the option to renew the lease for two additional five-year terms as well as the right to cause Lex Rock Hill, LP, subject to certain terms and conditions, to expand the leased premises during the term of the lease, in which case the term of the lease would be extended. The lease is a triple net lease and provides for the payment of base rent of approximately $0.7 million annually from 2012 through

2020, including a rent escalation in 2016, and $0.8 million in 2021. Under the terms of the lease, we are obligated to pay all taxes, insurance, utilities and other operating costs with respect to the leased premises. The lease also grants us the right to purchase the leased premises and undeveloped land surrounding the leased premises on terms and conditions described more particularly in the lease. We exercised the right to purchase the undeveloped land in March 2011. We purchased this 11-acre parcel contiguous to our Rock Hill facility for future expansion and additional facility capacity to continue to expand in-house manufacturing activities for printers and print materials.

We own 35,000 square feet of office and printed parts service facilities in Lawrenceburg, Tennessee at which we perform a broad range of printed parts services.

We lease 30,000 square feet of office and printed parts service facilities in Seattle, Washington, which we utilize in our on-demand custom parts services. We lease approximately 22,000 square feet of office and printed parts service facilities in Pinerolo, Italy, which is used in our on-demand custom parts services and as a sales and service office. We lease an approximately 17,000 square foot office facility in Atlanta, GA, which is used in our on-demand parts services. We lease an 11,000 square foot advanced research and development facility in Valencia, California. We also lease a 13,000 square foot general-purpose facility in Marly, Switzerland at which we blend print materials and composites. We lease a 14,000 square foot facility in Richardson, TX, which is used in our consumer solutions services and software products. We lease office and printed parts service facilities of approximately 21,000 square feet in Le Mans, France, which is used in our on-demand custom parts services and as a sales and service office. We also lease various sales and service offices in Germany, the United Kingdom, the Netherlands, Australia, Japan, China and India as well as various other facilities used in our on-demand custom parts services in the U.S., Australia and the Netherlands.

Item 3.	Legal Proceedings.

In 2008, DSM Desotech Inc. filed a complaint, which it has subsequently amended, in an action titled DSM Desotech Inc. v. 3D Systems Corporation and 3D Systems, Inc. in the United States District Court for the Northern District of Illinois (Eastern Division) asserting that we engaged in anticompetitive behavior with respect to resins used in certain of our stereolithography machines. The complaint further asserted that we are infringing upon two of DSM Desotech’s patents relating to stereolithography machines.

We filed answers to DSM Desotech’s complaint in which, among other things, we denied the material allegations of its complaint. In 2010, the Court issued a decision relating to the construction of the claims of the patents-in-suit following a Markman hearing held in 2009. In that decision, the Court generally adopted the claim constructions that we proposed.

Fact discovery, including expert discovery, regarding the claims pending in this case concluded in 2011. We filed motions for summary judgment in December 2011 that seek rulings in our favor on all of DSM Desotech’s claims in the litigation. As of the date of this Form 10-K, the Court has not yet ruled on those motions.

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

In 2008 the Court issued Markman claim constructions that generally adopted the claim constructions we proposed. Following a subsequent jury trial and certain other proceedings, the Court issued a judgment, as amended through 2011, to the effect that EnvisionTEC’s Perfactory and Vanquish machines infringe certain claims of one of our patents and its Vanquish machines infringe certain claims of another of our patents.

On October 13, 2011, EnvisionTEC’s motion to stay damages discovery was denied by the Court, and damages discovery is underway. We intend to pursue claims for damages against EnvisionTEC.

On October 17, 2011, EnvisionTEC filed a Notice of Appeal with the United States Court of Appeals for the Federal Circuit seeking judicial review of the Court’s judgment, and we filed a motion to dismiss that appeal on December 12, 2011. As of the date of this Form 10-K, the Court of Appeals has not yet ruled.

In 2010, MSK K.K., a Japanese company, filed a complaint against our Japanese subsidiary in the Tokyo District Court asserting, among other things, various contract claims associated with two laser sintering machines purchased from us in 2007.

The plaintiff is seeking damages in excess of the Japanese Yen equivalent of $2.1 million. Several hearings have been held in the Tokyo District Court with respect to these claims. We are vigorously contesting all of the claims asserted by MSK K.K.

We are also involved in various other legal matters incidental to our business. We believe, after consulting with counsel, that the disposition of these other legal matters will not have a material effect on our consolidated results of operations or consolidated financial position.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, Issuance of Unregistered Securities and Issuer Purchases of Equity Securities

On May 26, 2011, we transferred the listing of our Common Stock to the New York Stock Exchange (“NYSE”) under the trading symbol “DDD.” Prior to that, our Common Stock was listed on The NASDAQ Global Market (“NASDAQ”) and traded under the symbol “TDSC.” The following table sets forth, for the periods indicated, the range of high and low prices of our common stock, $0.001 par value, as quoted on The NASDAQ Global Market and the NYSE, with tickers TDSC and DDD, respectively. In addition, we completed a two-for-one split in the form of a 100% stock dividend effective May 18, 2011, which is reflected in the prices in the table below.

Year	Period	High	Low
2010
First Quarter		$7.78	$5.25
Second Quarter		$8.35	$5.81
Third Quarter		$8.18	$5.55
Fourth Quarter		$17.15	$7.49
2011
First Quarter		$26.78	$13.38
Second Quarter		$29.35	$17.01
Third Quarter		$27.28	$13.67
Fourth Quarter		$20.00	$12.78

As of February 16, 2012, our outstanding common stock was held by approximately 448 stockholders.

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

The payment of dividends on our common stock may be restricted by the provisions of credit agreements or other financing documents that we may enter into or the terms of securities that we may issue from time to time. Currently, no such agreements or documents limit our declaration of dividends or payments of dividends.

Issuance of Unregistered Securities and Issuer Purchases of Equity Securities

As discussed above, during the fourth quarter of 2011, we issued $152 million aggregate principal amount of 5.50% Senior Convertible Notes due 2016 in a transaction exempt from registration under the Securities Act of 1933, as amended. The notes were offered and sold only to persons who are both institutional accredited investors (within the meaning of Rule 501 of Regulation D under the Securities Act) and qualified institutional buyers (as defined in Rule 144A under the Securities Act) in reliance on a private placement exemption from registration under the Securities Act.

We did not repurchase any of our equity securities during the fourth quarter of 2011, except for unvested restricted stock awards repurchased pursuant to our 2004 Incentive Stock Plan. See Note 14 to the Consolidated Financial Statements.

Stock Performance Graph

The graph below shows, for the five years ended December 31, 2011, the cumulative total return on an investment of $100 assumed to have been made on December 31, 2006 in our common stock. For purposes of the graph, cumulative total return assumes the reinvestment of all dividends. The graph compares such return with those of comparable investments assumed to have been made on the same date in (a) the NYSE Composite Index (b) the NASDAQ Composite — Total Returns Index and (c) the S&P 500 Information Technology Index, which are published market indices with which we are sometimes compared.

Although total return for the assumed investment assumes the reinvestment of all dividends on December 31 of the year in which such dividends were paid, we paid no cash dividends on our common stock during the periods presented.

Our common stock is listed on the NYSE (trading symbol: DDD). In May 2011 we transferred the listing of our Common Stock from the NASDAQ where we traded under the symbol “TDSC” to the NYSE under the trading symbol “DDD.” Consequently, we have added the NYSE Composite Index to the performance graph below.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN*

Assumes Initial Investment of $100

December 2011

*	$100 invested on 12/31/06 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

	12/06	12/07	12/08	12/09	12/10	12/11
3D Systems Corporation	$100.00	$96.75	$49.75	$70.81	$197.32	$180.41
NYSE Composite Index	100.00	120.20	71.61	96.97	121.78	129.42
NASDAQ Composite — Total Returns Index	100.00	110.65	66.42	96.54	114.07	113.17
S&P 500 Information Technology Index	100.00	116.30	66.12	106.95	112.04	114.74

Item 6.	Selected Financial Data

The selected consolidated financial data set forth below for the five years ended December 31, 2011 has been derived from our historical Consolidated Financial Statements. You should read this information together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, the notes to the selected consolidated financial data, and our Consolidated Financial Statements and the notes thereto for December 31, 2011 and prior years included in this Form 10-K.

	Year ended December 31,
	2011	2010	2009	2008	2007
	(in thousands, except per share amounts)

Consolidated Statement of Operations and Comprehensive Income (Loss) Data:
Consolidated Revenue:
Printers and other products	$66,665	$54,686	$30,501	$41,323	$58,178
Materials	70,641	58,431	50,297	62,290	61,969
Services	93,117	46,751	32,037	35,327	36,369

Total	230,423	159,868	112,835	138,940	156,516

Gross profit(1)	109,028	73,976	49,730	55,568	63,412
Income (loss) from operations(1)	34,902	20,920	3,073	(5,490)	(5,117)
Net income (loss)(2)(3)	35,420	19,566	1,139	(6,154)	(6,740)
Net income (loss) available to common stockholders	35,420	19,566	1,066	(6,154)	(6,740)
Net income (loss) available to common stockholders per share:
Basic	$0.71	$0.43	$0.03	$(0.14)	$(0.17)
Diluted	$0.70	$0.42	$0.03	$(0.14)	$(0.17)

Consolidated Balance Sheet Data:
Working capital	$202,357	$42,475	$36,718	$35,279	$40,906
Total assets	462,974	208,800	150,403	153,002	167,385
Current portion of long-term debt and capitalized lease obligations	163	224	213	3,280	3,506
Long-term debt and capitalized lease obligations, less current portion	7,609	8,055	8,254	8,467	8,663
Total stockholders’ equity	254,788	133,119	104,697	102,234	104,769

Other Data:
Depreciation and amortization	$11,502	$7,520	$5,886	$6,676	$6,970
Interest expense	2,090	587	618	918	1,830
Capital expenditures(4)	2,870	1,283	974	5,811	946

(1)	To conform to 2011, 2010 and 2009 presentation, foreign exchange gain (loss) was reclassified for 2008 and prior years from product cost of sales to interest and other expenses, net. The amount of foreign exchange gain that was reclassified for each year is as follows: $401 in 2008 and $48 in 2007. This had the effect of decreasing gross profit and increasing the loss from operations in 2008 and 2007 by the respective amounts.

(2)	In 2011 and 2010, based upon our recent results of operations and expectation of continued profitability in future years, we concluded that it is more likely than not that a portion of our net U.S. deferred tax assets would be realized. In accordance with ASC 740, in 2011 and 2010 we reversed $17,000 and $3,000, respectively, of the valuation allowance applied to such deferred tax assets, resulting in a non-cash income tax benefit of $6,221 and $1,162, respectively.

(3)	Our net loss for 2008 included a $1,185 tax benefit arising from the settlement of a tax audit for the years 2000 through 2005 with a foreign tax authority. This tax settlement reduced 2008 income tax expense by $1,185 as amounts owing under the settlement were less than amounts previously estimated. The settlement enabled us to recognize foreign tax loss carryforwards, resulting in a $911 increase in our foreign deferred tax asset.

(4)	Excludes capital lease additions.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read together with the selected consolidated financial data and our Consolidated Financial Statements and notes thereto set forth in this Form 10-K. Certain statements contained in this discussion may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially from those reflected in any forward-looking statements, as discussed more fully in this Form 10-K. See “Forward-Looking Statements” and “Cautionary Statements and Risk Factors” in Item 1A.

The forward-looking information set forth in this Form 10-K is provided as of the date of this filing, and, except as required by law, we undertake no duty to update that information.

Overview

We are a leading global provider of 3D content-to-print solutions including 3D printers, print materials and on-demand custom parts services. We also provide creative content development, design productivity tools and curation services and downloads. Our integrated solutions replace, displace and complement traditional methods and reduce the time and cost of designed new products by printing real parts directly from digital data. These solutions are used to rapidly design, communicate, prototype and produce functional parts, empowering our customers to create with confidence. We derive our consolidated revenue primarily from the sale of our printers, the related print materials and services, including revenue from our on demand parts services.

Growth strategy

We are pursuing a growth strategy that focuses on four strategic initiatives:

•	Build our global custom parts services;

•	Accelerate 3D printer penetration;

•	Grow healthcare solutions revenue; and

•	Build 3D consumer content products and services.

We are working to accomplish our growth initiatives organically and, as opportunities present themselves, through selective acquisitions, including those we have already completed. We expect to be able to support organic growth by leveraging our comprehensive toolkit of solutions in order to sell more products and services to our existing customer base. As with any growth strategy, there can be no assurance that we will succeed in accomplishing our strategic initiatives.

Build Global Custom Parts Services.    As a supplement to our 3D print solutions, we believe that growing and expanding our custom parts services, through organic growth and acquisitions, will enable us to impart the latest technology to our customers months or years in advance of their ability to invest in new printers for their own use. We view this as an opportunity to introduce customers to the newest 3D additive production technologies and to build brand experience and customer loyalty with them. We also view it as a significant cross-selling and upselling opportunity from single parts all the way to production printers. In connection with this initiative, we launched our on-demand parts services in October 2009, earned $18.3 million of revenue related to our on-demand parts service in 2010 and built this service to $58.8 million of revenue in 2011.

Accelerate 3D Printer Penetration.    We believe that accelerating 3D printer penetration through channel expansion and new products will provide a growing installed base to enable higher revenue from recurring sales of print materials and services. With this objective in mind, we have developed an extensive portfolio of 3D printers. We are continuing to expand our reseller channel for our personal and professional 3D printers and to train our resellers to perform installation and service for those printers. We exited 2011 with 167 resellers and $30.1 million of revenue from personal and professional printers, representing 35.9% growth over 2010 and $35.7 million of revenue from production printers, representing 10.1% growth over 2010. We expect additional growth from personal and professional printers as a result of our acquisition of Z Corp in January 2012.

Grow Healthcare Solutions Revenue.    We believe that, by leveraging our rapid manufacturing core competencies in healthcare solutions applications, we can grow revenue within this marketplace. For example, in 2011 healthcare solutions revenue, including sales of printers, print materials and services for hearing aid, dental, medical device and other health-related applications, accounted for 12.1%, or $27.9 million, of total revenue in 2011 and 13.5%, or $21.6 million, of our total revenue in 2010.

Build 3D Consumer Content Products and Services.    We believe that the affordability of our personal printers makes 3D consumer content critical to accelerated adoption. Recognizing the opportunity to deliver 3D content to an expanded audience, we have begun work to identify the tools and services required to deliver 3D content to consumers. We believe that the creation of content products and services could make affordable 3D printers more widely adopted and used by people of all ages and walks of life. We expect to build this capability through a combination of internal developments and acquisitions. Consumer products and services revenue was not material to our 2011 financial results.

We intend to accomplish growth in all areas of our growth strategy organically and, as opportunities present themselves, through selective acquisitions. As with any growth strategy, there can be no assurance that we will succeed in accomplishing our strategic initiatives.

Summary of 2011 Financial Results

As discussed in greater detail below, revenue for 2011 increased primarily due to higher sales across all revenue categories. Our revenue increased by 44.1% to $230.4 million in 2011 from $159.9 million in 2010, after having increased from $112.8 million in 2009. These results reflected growth in demand for 3D printers, increased demand in several key industries we serve, increased print material sales from a growing installed base, and higher service revenue from on-demand parts services and growth from acquisitions.

For 2011, healthcare solutions revenue accounted for $27.9 million, or 12.1%, of our total revenue and included sales of printers, print materials and services for hearing aid, dental, medical device and other health-related applications, compared to $21.6 million, or 13.5%, in 2010, the year we announced our growth initiative related to healthcare solutions.

Our gross profit for 2011 increased by 47.4% to $109.0 million from $74.0 million in 2010, after increasing from $49.7 million in 2009. Our higher gross profit for 2011 arose primarily from an increase in sales. Our gross profit margin percentage improved to 47.3% in 2011 from 46.3% in 2010 and 44.1% in 2009. Gross profit margin benefited from higher overhead absorption, higher print materials gross profit margin due to a shift in the mix of materials with increased personal and professional print materials revenue and the elimination of costs associated with product introduction of our V-Flash® personal printer, partially offset by increased sales of lower margin on-demand custom parts services and higher units of lower priced personal and professional 3D printers that accounted for a higher percentage of total sales.

Our total operating expenses increased by $21.1 million in 2011 from 2010, reflecting higher SG&A expense, primarily due to acquisition and severance expenses, higher commissions and staffing from our acquisitions and increased legal expenses associated with ongoing litigation and acquisitions. We expect to continue to manage expenses and drive down our costs where possible without impairing our ability to operate and service our customers.

For 2011, our operating income improved by $14.0 million to $34.9 million compared to operating income of $20.9 million in 2010 and $3.1 million in 2009. This was primarily due to higher revenue and the increase in our gross profit noted above, partially offset by higher operating expenses, including increased acquisitions expenses incurred during the fourth quarter in the amount of $2.5 million.

Our operating income for 2011 included $11.0 million of non-cash expenses, which primarily consisted of depreciation and amortization, stock-based compensation and non-cash interest expense, compared to $7.9 million of non-cash expenses in 2010 which consisted of depreciation and amortization and stock-based compensation. The increase in non-cash expenses is primarily due to amortization from acquired intangibles, as well as an increase in stock-based compensation and non-cash interest expense related to our convertible notes issued in November 2011.

A number of actions or events occurred in 2011 that affected our liquidity and our balance sheet including the following:

•

Our unrestricted cash and cash equivalents increased by $141.8 million to $179.1 million at December 31, 2011 from $37.3 million at December 31, 2010. Our cash increase included $62.1 million of net proceeds from a public equity offering carried out in early 2011 and $145.4 million of net proceeds from the issuance of senior convertible notes in November 2011 discussed above. In January 2012, $135.5 million of the net proceeds of the notes was used to complete the acquisition of Z Corp and Vidar. See “Liquidity and Capital Resources” below.

•

During 2011, we used $92.7 million of cash to acquire twelve businesses, including deferred purchase payments from prior acquisitions, to augment our printers business, on-demand parts services and consumer solutions initiative. See “Liquidity and Capital Resources — Cash Flow-Cash flow from investing activities.”

•

Our working capital increased by $159.9 million from $42.5 million at December 31, 2010 to $202.4 million at December 31, 2011, which included the cash for the Z Corp and Vidar acquisition from the senior convertible notes as discussed above. See “Liquidity and Capital Resources — Working capital” below.

•

Among major components of working capital, accounts receivable, net of allowances, increased by $15.4 million from December 31, 2010 to December 31, 2011 primarily reflecting higher revenue and increased revenue from all revenue categories sold on credit terms. Inventory at December 31, 2011 was $1.5 million higher than its December 31, 2010 level, primarily reflecting timing of orders and delivery of finished goods print materials and raw materials, which are ordered in large quantities. Accounts payable decreased $0.6 million primarily reflecting timing of orders and payments to vendors associated with inventory and printer assembly.

Results of Operations for 2011, 2010 and 2009

Table 1 below sets forth revenue and percentage of revenue by class of product and service.

Table 1

	2011		2010		2009
(dollars in thousands)
Printers and other products	$66,665	28.9%	$54,686	34.2%	$30,501	27.0%
Materials	70,641	30.7	58,431	36.6	50,297	44.6
Services	93,117	40.4	46,751	29.2	32,037	28.4

Totals	$230,423	100.0%	$159,868	100.0%	$112,835	100.0%

Consolidated revenue

Consolidated revenue increased in 2011 due primarily to increased sales of print materials and on-demand custom parts service revenue from acquired and organic growth coupled with a 242% increase in printer unit sales over 2010. Revenue increased in 2010 due to increased volume across all sales categories primarily from increased demand from printers and on-demand custom parts services. These changes are explained in greater detail in the Revenue by class of product and service and Revenue by geographic region sections below.

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

At December 31, 2011 our backlog was approximately $8.3 million, compared to $7.6 million at December 31, 2010 and $1.4 million at December 31, 2009. Due to timing of customer requested deliveries, the backlog at December 31, 2011 includes orders for production printers that amount to $1.0 million and three print materials orders that amount to $1.2 million. The December 2010 backlog included two large print materials orders placed at the end of 2010 for delivery in 2011 that amounted to $0.8 million. Additionally, on-demand parts services lead time and backlog depends on whether on-demand parts orders are for rapid prototyping or longer-range production runs. The backlog at December 31, 2011 includes $4.8 million of on-demand parts orders, compared to $1.9 million at December 31, 2010.

Revenue by class of product and service

2011 compared to 2010

Sales volumes of new products and services increased by $19.2 million in 2011, while the volume of core products and services sold increased by $49.4 million compared to 2010. Table 2 sets forth the change in revenue by class of product and service for 2011 compared to 2010.

Table 2

(dollars in thousands)	Printers and Other Products		Materials		Services		Totals
2010 Revenue	$54,686	34.2%	$58,431	36.6%	$46,751	29.2%	$159,868	100%

Change in revenue:
Volume:
Core products and services	689	1.3	5,771	9.9	43,052	92.1	49,512	31.0
New products and services	13,660	25.0	3,708	6.3	1,856	4.0	19,224	12.0
Price/Mix	(3,504)	(6.4)	724	1.2	—	—	(2,780)	(1.7)
Foreign currency translation	1,134	2.1	2,007	3.4	1,458	3.1	4,599	3.0

Net change	11,979	21.9	12,210	20.9	46,366	99.2	70,555	44.1

2011 Revenue	$66,665	28.9%	$70,641	30.7%	$93,117	40.4%	$230,423	100%

We earn revenue from the sales of printers and other products, print materials and services. On a consolidated basis, revenue for 2011 increased by 44.1% to $230.4 million from $159.9 million for 2010 as a result of higher units volume of lower priced personal, professional and production printers and other products and increased demand for materials sales and on-demand parts services.

The increase in revenue from printers and other products for 2011 compared to 2010 was primarily the result of higher sales of personal and professional printers.

Production printers, made up $35.7 million, or 54.3%, of total printers revenue for 2011, compared to $32.4 million, or 59%, in 2010. This represented a 10% increase in production printer revenue over 2010.

Personal and professional printers, made up $30.1 million, or 45.7%, increasing from $22.3 million, or 41%, in 2010. This represented a 35% increase in personal and professional printers over 2010.

Revenue from print materials was aided by the improvement in production printer sales, which are typically accompanied by significant initial materials purchases to charge up new printers and commence production, by the continued expansion of printers installed over the past periods and by increased materials sales from the acquisition of the RenShape® print materials. We acquired the RenShape® materials division from Huntsman in November 2011. See Note 3 to the Consolidated Financial Statements.

Sales of integrated materials represented 52% of total print materials revenue in 2011, compared to 34% in 2010. Excluding the acquired Renshape® print materials revenue, integrated materials were 53% of total print materials revenue.

The increase in services revenue primarily reflects revenue from on-demand parts services, which was introduced in the fourth quarter of 2009, partially offset by a decrease in sales of printer upgrades. Service revenue from on-demand custom parts was $58.8 million, or 63.1%, of service revenue for 2011 compared to $18.3.million, or 39.2%, of 2010 service revenue. Of the $58.8 million of on-demand parts services revenue, $32.1 million was from businesses acquired in 2011. For the fourth quarter of 2011, revenue from on-demand parts services was $18.7 million, or 26.7%, of total fourth quarter revenue compared to $6.8 million, or 13.3%, of total 2010 fourth quarter revenue.

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

2010 compared to 2009

Sales volumes of new products and services increased by $20.2 million in 2010, while the volume of core products and services sold increased by $30.8 million compared to 2009. Table 3 sets forth the change in revenue by class of product and service for 2010 compared to 2009.

Table 3

(dollars in thousands)	Printers and Other Products		Materials		Services		Totals
2009 Revenue	$30,501	27.0%	$50,297	44.6%	$32,037	28.4%	$112,835	100%

Change in revenue:
Volume:
Core products and services	6,192	20.3	10,890	21.7	13,749	42.9	30,831	27.3
New products and services	19,926	65.3	(1,476)	(2.9)	1,790	5.6	20,240	17.9
Price/Mix	(680)	(2.2)	(495)	(1.0)	—	—	(1,175)	(1.0)
Foreign currency translation	(1,253)	(4.1)	(785)	(1.6)	(825)	(2.6)	(2,863)	(2.5)

Net change	24,185	79.3	8,134	16.2	14,714	45.9	47,033	41.7

2010 Revenue	$54,686	34.2%	$58,431	36.6%	$46,751	29.2%	$159,868	100%

As set forth in Table 1 and Table 3:

•

Revenue from printers and other products increased by $24.2 million, or 79.3%, to $54.7 million for 2010 from $30.5 million for 2009 and increased to 34.2% of consolidated revenue in 2010 from 27.0% in 2009. The increase in revenue from printers and other products that is due to volume for 2010 compared to 2009 was primarily the result of higher volume with a shift in the mix of printers and other products toward lower priced personal and professional printers. This increase was partially offset by a $0.7 million unfavorable effect of price and mix and a negative $1.3 million foreign currency translation impact.

•

Revenue from materials increased by $8.1 million, or 16.2%, to $58.4 million for 2010 from $50.3 million for 2009. Revenue from materials was aided by the improvement in production printer sales, which are typically accompanied by significant initial materials purchases to charge up new printers and commence production, and the continued expansion of printers installed over the past periods. Materials revenue volume from our core products increased $10.9 million, partially offset by a $1.5 million decrease in materials from our new products. The combined effect of product mix and average selling prices decreased by $0.5 million. Foreign currency translation had a $0.8 million negative impact on materials revenue.

•

Revenue from services increased $14.7 million for 2010 compared to 2009 and increased to 29.2% of consolidated revenue in 2010 from 28.4% in 2009 reflecting the effect of the increase in revenue from on-demand parts services, partially offset by a decrease in sales of printer upgrades. Service revenue from on-demand parts services was $18.3 million.

Revenue by geographic region

2011 compared to 2010

All geographic regions experienced higher levels of revenue in 2011 compared to 2010. This was principally due to continued economic recovery in 2011 and an increase in global R&D spendings, which we believe led to higher levels personal, professional and of production printer sales and print materials sales. Revenue from U.S. operations increased as a percentage of total revenue due to revenue related to increased acquisition activity in the U.S., including the acquisition of Quickparts. The continued volatility in foreign currencies led to increased positive impact of foreign currency translation for the European region, while a strengthening Japanese Yen resulted in a favorable foreign currency translation for the Asia-Pacific region.

Table 4 sets forth the change in revenue by geographic area for 2011 compared to 2010:

Table 4

(dollars in thousands)	U.S.		Europe		Asia-Pacific		Total
2010 Revenue	$72,452	45.3%	$65,539	41.0%	$21,877	13.7%	$159,868	100%

Change in revenue:
Volume:	49,628	68.5	12,841	19.6	6,267	28.6	68,736	43.0
Price/Mix	(4,341)	(6.0)	1,302	2.0	259	1.2	(2,780)	(1.7)
Foreign currency translation	—	—	3,642	5.6	957	4.4	4,599	2.8

Net change	45,287	62.5	17,785	27.1	7,483	34.2	70,555	44.1

2011 Revenue	$117,739	51.1%	$83,324	36.2%	$29,360	12.7%	$230,423	100%

As shown in Table 4:

•

Revenue from U.S. operations increased by $45.2 million, or 62.5%, in 2011 to $117.7 million from $72.5 million in 2010. This increase was due primarily to higher volume coupled with the unfavorable combined effect of price and mix.

•

Revenue from non-U.S. operations increased by $25.3 million, or 28.9%, to $112.7 million in 2011 from $87.4 million in 2010 and comprised 48.9% of consolidated revenue in 2011 compared to 54.7% in 2010. The increase in non-U.S. revenue, excluding the impact of foreign currency translation, was 23.5% in 2011.

•

Revenue from European operations increased by $17.8 million, or 27.2%, to $83.3 million in 2011 from $65.5 million in 2010. This increase was due to a $12.8 million increase in volume, a $3.6 million favorable effect of foreign currency translation and a $1.3 million combined favorable impact of price and mix.

•

Revenue from Asia-Pacific operations increased by $7.5 million, or 34.2%, to $29.4 million in 2011 from $21.9 million in 2010. This increase was caused primarily by a $6.2 million increase in volume, a $1.0 million favorable foreign currency translation and $0.3 million favorable combined effect of price and mix.

2010 compared to 2009

Each geographic region experienced higher levels of revenue in 2010 compared to 2009. This was principally caused by continued economic recovery in 2010, which we believe led to higher levels of production printer sales. The continued volatility in foreign currencies led to increased negative impact of foreign currency translation for the European region, while a strengthening Japanese Yen resulted in favorable foreign currency translation for the Asia-Pacific region.

Table 5 sets forth the change in revenue by geographic area for 2010 compared to 2009.

Table 5

(dollars in thousands)	U.S.		Europe		Asia-Pacific		Total
2009 Revenue	$48,917	43.4%	$48,740	43.2%	$15,178	13.4%	$112,835	100%

Change in revenue:
Volume:	23,006	47.0	22,020	45.2	6,045	39.8	51,071	45.2
Price/Mix	529	1.1	(1,759)	(3.6)	55	0.4	(1,175)	(1.0)
Foreign currency translation	—	—	(3,462)	(7.1)	599	3.9	(2,863)	(2.5)

Net change	23,535	48.1	16,799	34.5	6,699	44.1	47,033	41.7

2010 Revenue	$72,452	45.3%	$65,539	41.0%	$21,877	13.7%	$159,868	100%

As shown in Table 5:

•

Revenue from U.S. operations increased by $23.5 million or 48.1% in 2010 to $72.5 million from $48.9 million in 2009. This increase was due primarily to higher volume coupled with the favorable combined effect of price and mix.

•

Revenue from non-U.S. increased by $23.5 million or 36.8% to $87.4 million in 2010 from $63.9 million in 2009 and comprised 54.7% of consolidated revenue in 2010 compared to 56.6% in 2009. The increase in non-U.S. revenue, excluding the impact of foreign currency translation, was 41.2% in 2010, primarily due to an increase in volume of $28.1 million combined with an unfavorable combined effect of price and mix of $1.7 million and unfavorable foreign currency impact of $2.9 million.

•

Revenue from European operations increased by $16.8 million, or 34.5%, to $65.5 million in 2010 from $48.7 million in 2009. This increase was due to $22.0 million increase in volume, partially offset by a $3.5 million unfavorable effect of foreign currency translation as the U.S. Dollar weakened against the Euro and British Pound and a $1.8 million unfavorable combined effect of price and mix.

•

Revenue from Asia-Pacific operations increased by $6.7 million, or 44.1%, to $21.9 million in 2010 from $15.2 million in 2009. This increase was caused primarily by a $6.0 million increase in volume and a $0.6 million favorable effect of foreign currency translation in the Asia-Pacific region.

Gross profit and gross profit margins

Gross profit margin improved in both 2011 and 2010. Table 6 sets forth gross profit and gross profit margin for our products and services.

Table 6

	Year Ended December 31,
	2011		2010		2009
(dollars in thousands)	Gross Profit	Gross Profit Margin	Gross Profit	Gross Profit Margin	Gross Profit	Gross Profit Margin
Printers and other products	$24,967	37.4%	$21,352	39.0%	$7,824	25.7%
Materials	45,751	64.8	35,724	61.1	29,673	59.0
Services	38,310	41.1	16,900	36.1	12,233	38.2

Total	$109,028	47.3%	$73,976	46.3%	$49,730	44.1%

On a consolidated basis, gross profit for 2011 increased by $35.0 million or 47%, to $109.0 million compared to $74.0 million and $49.7 million for 2010 and 2009, respectively. The higher gross profit margin reflects improved overhead absorption due to higher sales from all revenue categories, increased revenue from higher gross profit margin personal and professional materials and continued operational efficiencies. Gross profit margin for 2011 increased by 100 basis points from 46.3% in 2010 to 47.3% in 2011. Excluding acquisitions completed in 2011, gross profit margin was 49% compared to 46% in 2010 and gross profit margin excluding all acquisitions since 2009 was 52% in 2011 compared to 47% in 2010.

Printers and other products gross profit increased by 16.9% to $25.0 million in 2011 from $21.4 million in 2010, while the gross profit margin declined by 1.6 percentage points in 2011 to 37.4%. This decrease in gross profit margin resulted from a shift in mix towards lower gross profit margin personal, professional and production printers partially offset by the increased revenue from software which has higher gross profit margins.

Gross profit for materials improved by 28.1% to $45.8 million, with the gross profit margin increasing 3.7 percentage points to 64.8% from 61.1% in 2010. This is primarily due to the increase in sales volume of materials resulting in improved overhead absorption over higher revenue and a larger percentage of materials sales from higher gross profit margin integrated materials.

Gross profit for services increased by 126.7% to $38.3 million compared to $16.9 million in 2010, with the gross profit margin increasing 5.0 percentage points to 41.1%. The improved gross profit is due to the increased revenue from on-demand parts services. The increase in gross profit margin for services is reflected a 16.8 percentage point increase in on-demand parts service gross profit margin to 37.9% compared to 21.1% in 2010 and a 0.7 percentage point increase of printer services margin to 46.5% in 2011 compared to 45.8% in 2010.

Operating expenses

As shown in Table 7, total operating expenses increased by $21.1 million, or 39.7%, to $74.2 million for 2011 after increasing to $53.1 million for 2010 from $46.7 million for 2009, but decreased to 32.1% of revenue compared to 33.2% and 41.4% in 2010 and 2009, respectively. This increase consists of $17.5 million of higher selling, general and administrative expenses and $3.6 million of higher research and development expenses, both of which are discussed below.

During 2012, we expect to incur additional acquisition, restructuring and severance costs in the range of $2.0 million to $2.5 million, primarily during the first quarter, driven by the completion of the Z Corp. and Vider acquisitions and related integrations.

Table 7

	Year Ended December 31,
	2011		2010		2009
(dollars in thousands)	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue
SG&A	$59,795	26.0%	$42,331	26.5%	$35,528	31.5%
R&D	14,331	6.2	10,725	6.7	11,129	9.9

Total	$74,126	32.2%	$53,056	33.2%	$46,657	41.4%

Selling, general, and administrative costs

2011 compared to 2010

Selling, general and administrative expenses increased by $17.5 million, or 41.3%, to $59.8 million in 2011 from $42.3 million in 2010. As a percentage of revenue, selling, general and administrative expenses were 26.0% and 26.5% in 2011 and 2010, respectively.

The $17.5 million increase in selling, general and administrative expenses in 2011 was primarily due to a $6.8 million increase in salary, benefits and contract labor costs. The majority of that was related to increased commissions on higher revenues and operating costs for newly acquired businesses. SG&A expenses were also impacted by a $1.6 million increase in bad debt expense, a $1.4 million increase in litigation costs and a $0.8 million increase in marketing costs. In addition, SG&A included $3.7 million of acquisition and severance expenses, primarily from fourth quarter acquisition activity.

Depreciation and amortization increased to $11.1 million in 2011 from $7.5 million in 2010. The increases in depreciation and amortization in 2011 and 2010 were primarily due to additional capital equipment placed in service and intangibles from acquired businesses.

2010 compared to 2009

Selling, general and administrative expenses increased by $6.8 million or 19.1%, to $42.3 million in 2010 from $35.5 million in 2009 after decreasing by $10.4 million in 2009. As a percentage of revenue, selling, general and administrative expenses were 26.5% and 31.5% in 2010 and 2009, respectively.

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

Depreciation and amortization increased to $7.5 million in 2010 from $5.9 million in 2009. The increase in depreciation and amortization in 2010 was primarily due to additional capital equipment placed in service and intangibles acquired from on-demand parts service acquisitions.

Research and development expenses

Research and development expenses increased by 33.6% to $14.3 million in 2011 from $10.7 million in 2010. The $3.6 million increase in 2011 was due to a $2.0 million increase in R&D compensation expenses primarily due to new product development and investment in consumer solutions, a $1.0 million increase in materials and a $0.3 million increase in outside consulting services and contract labor and vendor and outside processing. In 2010, research and development expenses decreased 3.6% to $10.7 million from $11.1 million in 2009. The decrease in 2010 was principally due to a $0.3 million decrease in outside consulting services and a $0.1 million decrease in vendor and outside processing.

Income from operations

Operating income increased $14.0 million to $34.9 in 2011 compared to $20.9 million in 2010 and $3.1 million in 2009. The increase in operating income was primarily due to increased revenue in all categories, which led to improved overhead absorption, partially offset by increased operating expenses. See “Gross profit and gross profit margins” above.

The following table sets forth operating income from operations by geographic area for 2011, 2010 and 2009.

Table 8

(dollars in thousands)	2011	2010	2009
Income (loss) from operations:
United States	$19,045	$10,946	$(2,635)
Germany	1,509	935	278
Other Europe	6,645	1,935	1,279
Asia-Pacific	7,152	6,356	3,636

Subtotal	34,351	20,172	2,558
Inter-segment elimination	551	748	515

Total	34,902	$20,920	$3,073

With respect to the U.S., in 2011, 2010 and 2009, the changes in operating income (loss) by geographic area reflected the same factors relating to our consolidated operating income that are discussed above.

As most of our operations outside the U.S. are conducted through sales and marketing subsidiaries, the changes in operating income in our operations outside the U.S. in each of 2011, 2010 and 2009 resulted primarily from changes in sales volume, transfer pricing and foreign currency translation.

Interest and other expenses, net

Interest and other expenses, net, which consists primarily of interest and other expense and foreign exchange gain or loss, amounted to $2.5 million of net expense for 2011. Interest and other expense, net amounted to $1.2 million for both 2010 and 2009. For 2011, interest and other expense, net included $2.1 million of interest expense, $0.4 million of other expense and $0.1 million of foreign exchange loss; partially offset by $0.1 million of interest and other income, compared to $0.9 million interest and other expense and $0.3 million foreign exchange loss for 2010. For 2009, interest and other expense, net included $1.1 million of interest and other expense and $0.1 million of foreign exchange loss. The 2011 increase resulted from lower interest income on investments in 2011 and increased interest expense related to the 5.50% senior convertible notes issued in November 2011 which amounted to $1.3 million of interest expense for 2011.

Provisions for income taxes

We recorded a $3.0 million benefit for income taxes in 2011. We recorded $0.2 million and $0.8 million of provisions for income taxes in 2010 and 2009, respectively. In 2011, this benefit primarily reflects a $6.2 million benefit due to $17.0 million release of valuation allowances associated with U.S. deferred tax assets, partially offset by $1.6 million of tax expense in foreign jurisdictions. In 2010, this provision primarily reflected $1.3 million of tax expense in foreign jurisdictions, partially offset by a $1.2 million benefit due to a $3.0 million release of valuation allowances associated with U.S. deferred tax assets.

In 2009 these provisions primarily reflect tax expense associated with income taxes in foreign jurisdictions.

During the second quarter of 2011, based upon our recent results of operations and expected profitability in the future, we concluded that it is more likely than not that a portion of our U.S. net deferred tax assets will be realized. As a result, in accordance with ASC 740, during 2011 we reversed $17.0 million of the valuation allowance applied to the U.S. net deferred tax assets. The reversal of the valuation allowance resulted in a non-cash income tax benefit of $6.2 million, which resulted in a benefit of $0.12 per share. During 2010, we reversed $3.0 million of the valuation allowance applied to the U.S. net deferred tax assets. The reversal of the valuation allowance resulted in a non-cash income tax benefit of $1.2 million, which resulted in a benefit of $0.03 per share.

In conjunction with our ongoing review of our actual results and anticipated future earnings, we periodically reassess the possibility of releasing more of the valuation allowance currently in place on U.S. deferred tax assets. Based upon this assessment, a further release of the valuation allowance may occur during 2012 or in subsequent years. The required accounting for the release could involve significant tax amounts and would impact earnings in the quarter in which it was deemed appropriate to release the reserve. At December 31, 2011, the U.S. valuation allowance was approximately $8.8 million compared to $34.6 million at December 31, 2010.

The decrease in the valuation allowance against the net U.S. deferred income tax assets resulted primarily from the increase in our domestic net operating income, an increase in the amount of deferred income tax liabilities, including $7.2 million related to the senior convertible notes, and from the release of a portion of the valuation allowance against U.S. net deferred tax assets.

In 2009 these provisions primarily reflect tax expense associated with income taxes in foreign jurisdictions.

In 2011 and 2010, we utilized U.S. net operating loss carryforwards, which had had a full valuation allowance against them, to eliminate any U.S. federal taxes and to significantly reduce U.S state taxes. Absent the use of these net operating loss carryforwards, income tax expense would have been $5.1 million and $6.7 million, respectively, and the income tax rate would have been 15.6% and 33.9%, respectively. Absent the combined impact of the use of these net operating loss carryforwards and the release of the valuation allowances in 2011 and 2010, income tax expense would have been $11.3 million and $7.8 million, respectively, and the income tax rate would have been 34.8% and 39.3%, respectively.

Our $3.0 million benefit of income taxes in 2011 increased from 2010 principally due to the $6.2 million favorable impact from the release of valuation allowances associated with U.S. deferred tax assets.

Our $0.2 million provision for income taxes in 2010 decreased from 2009 principally due to the $1.2 million favorable impact from the release of valuation allowances associated with U.S. deferred tax assets. This decrease was partially offset by a $0.5 million increase in tax expense due to increased foreign income.

A substantial portion of our deferred income tax assets results from available net operating loss carryforwards in the jurisdictions in which we operate. Certain of these net operating loss carryforwards for U.S. state income tax purposes begin to expire in 2012, and certain of them begin to expire in later years for foreign and U.S. federal income tax purposes.

See Note 21 to the Consolidated Financial Statements.

Net income; net income available to 3D Systems common stockholders

In 2011 we generated net income of $35.4 million, compared to net income of $19.6 million in 2010 and net income of $1.1 million in 2009. The 2011 increase is attributed to increased revenue and gross profit, partially offset by an increase in operating expenses as described above.

The principal reasons for our higher net income in 2011, which are discussed in more detail above, were a $70.6 million increase in revenue and a $35.0 million increase in gross profit, partially offset by $21.0 million higher operating expenses as a result of higher commissions, operating costs of acquired companies and acquisition expenses.

The principal reasons for our higher net income in 2010, which are discussed in more detail above, were a $47.0 million increase in revenue and a $24.2 million increase in gross profit, partially offset by $6.4 million higher operating expenses as a result of higher commissions and operating costs of acquired companies.

Net income available to common stockholders was $35.4 million for 2011, $19.6 million for 2010 and $1.1 million for 2009. On a per share basis, our basic net income per share available to the common stockholders was $0.71 in 2011 and our diluted net income per share available to common stockholders was $0.70. In 2010, our basic net income per share available to the common stockholders was $0.42 and our diluted net income per share available to common stockholders was $0.42. This is an improvement over our net income per share available to the common stockholders, on both a basic and diluted basis, of $0.03 per share for 2009.

The calculation of diluted income per share excludes options with an exercise price that exceeds the average market price of shares during the period, since the effect of their inclusion would have been anti-dilutive resulting in a reduction to the net earnings per share. The average outstanding diluted shares calculation also excludes shares that may be issued upon conversion of the outstanding senior convertible notes because their conversion price exceeded the market price of the shares at December 31, 2011.

See Note 18 to the Consolidated Financial Statements.

Other Financial Information

In addition to our results determined under U.S. generally accepted accounting principles (“GAAP”) discussed above, management believes non-GAAP financial measures which adjust net income and earnings per share are useful to investors in evaluating our operating performance.

We use non-GAAP financial measures of adjusted net income and adjusted earnings per share to supplement our Consolidated Financial Statements presented on a GAAP basis to facilitate a better understanding of the impact that several significant, strategic acquisitions had on our financial results.

These non-GAAP financial measures have not been prepared in accordance with GAAP and may be different from non-GAAP financial measures used by other companies and they are subject to inherent limitations as they reflect the exercise of judgments by our management about which costs, expenses and other items are excluded from our GAAP financial statements in determining our non-GAAP financial measures. We have sought to compensate for these limitations by analyzing current and expected future results on a GAAP basis as well as a non-GAAP basis and also by providing GAAP measures as required in our public disclosures and reconciliations of our non-GAAP financial measures of adjusted net income and adjusted earnings per share to our GAAP financial statements.

The presentation of our non-GAAP financial measures which adjust net income and earnings per share are not meant to be considered in isolation or as a substitute for the directly comparable financial measures prepared in accordance with GAAP. The non-GAAP financial measures are meant to supplement, and be viewed in conjunction with, GAAP financial measures. We urge investors to review the reconciliation of our non-GAAP financial measures to the comparable GAAP financial measures included below, and not to rely on any single financial measure to evaluate our business.

Our non-GAAP financial measures which adjust net income and earnings per share are adjusted for the following:

Stock-based compensation expenses.    We exclude the tax-effected stock-based compensation expenses from non-GAAP measures primarily because they are non-cash.

Amortization of intangibles.    We exclude the tax-effected amortization of intangible assets. The increase in recent periods is primarily in connection with acquisitions of businesses.

Acquisition and severance expenses.    We exclude the tax-effected charges associated with the acquisition of businesses and the related severance expenses.

Non-cash interest expenses.    We exclude tax-effected, non-cash interest expenses, primarily related to the amortization costs associated with our outstanding senior convertible notes.

Releases of valuation allowance on deferred tax assets.    We exclude the tax-effected, non-cash benefit of releases of portions of the valuation allowance on deferred tax assets.

Reconciliation of GAAP Financial Measures to Non-GAAP Financial Measures

	Year Ended December 31,
(dollars in thousands, except per share)	2011	2010	2009
GAAP net income	35,420	19,566	1,066
Stock-based compensation	2,637	1,406	1,190
Amortization of intangibles(a)	5,050	1,939	1,541
Acquisition and severance expenses(b)	3,664	646	156
Non-cash interest expense	400	—	—
Release of valuation allowance on deferred tax assets	(6,221)	(1,162)	—

Non-GAAP adjusted earnings	40,950	22,395	3,953

Non-GAAP adjusted basic earnings per share(a)	$0.82	$0.49	$0.09

Non-GAAP adjusted diluted earnings per share(c)	$0.81	$0.48	$0.09

(a)

Represents amortization expense for the years ended December 31, 2011, 2010 and 2009 of which $237, $475 and $839, respectively, is included in cost of sales and the remaining $4,813, $1,464 and $351, respectively, is included in operating expenses.

(b)

Represents acquisition and severance expenses. Expenses for 2011 include $3,664 of acquisition and severance expenses. Expenses for 2010 and 2009 include $646 and $156, respectively, of acquisition and severance expenses.

(c)

Assumes in each period that the number of shares of common stock used in the calculation of earnings per share was unchanged from those presented in our consolidated statements of income and comprehensive income.

Liquidity and Capital Resources

Our cash flow from operations and the net proceeds from capital markets transactions in 2011 has enabled us to execute our growth strategies, including our acquisitions in 2011. During 2011, we generated $27.7 million of cash from operations and utilized $92.7 million of cash to fund acquisitions.

•	Operating cash flow, a key source of our liquidity, was $27.7 million in 2011, a decrease of $4.1 million, or 12.9%, as compared to 2010. In 2010, cash provided by operations was $31.8 million.

•

Unrestricted cash and cash equivalents increased by $141.8 million to $179.1 million at December 31, 2011 from $37.3 million at December 31, 2010 and $24.9 million at December 31, 2009. The cash at December 31, 2011 included $145.4 million net proceeds from senior convertible notes, of which $135.5 million was used to complete the acquisition of Z Corp and Vidar on January 3, 2012. During 2011, we also completed a common stock offering that resulted in net proceeds of $62.1 million.

•	Acquisitions constituted a $92.7 million use of cash in 2011, including the completion of twelve acquisitions as compared to $19.2 million for the completion of seven acquisitions in 2010.

•

Our net working capital increased by $159.9 million to $202.4 million at December 31, 2011, which included the net proceeds from the senior convertible notes issuance which was subsequently used to complete the purchase of Z Corp and Vidar, from $42.5 million at December 31, 2010.

See Cash flow and Lease obligations below.

We have an effective registration statement on Form S-3 under which, among other things, we may issue up to $175 million of securities. We issued $65.8 million of Common Stock in 2011 in reliance upon this registration statement and the remaining $109.2 million of securities covered by it may be issued until March 3, 2014, although we have no current intention to do so.

During 2011, we completed a common stock offering that resulted in $62.1 million of cash, net and we competed a private placement of 5.5% Senior Convertible Notes due 2016 that resulted in $145.4 million of cash, net.

We have relied upon our unrestricted cash, cash flow from operations, and capital markets transactions to meet our cash requirements for working capital, capital expenditures and acquisitions. However, it is possible that we may need to raise additional funds to finance our activities beyond the next twelve months or to consummate significant acquisitions of other businesses, assets, products or technologies. If needed, we may be able to raise such funds through the sales of equity or debt securities to the public or selected investors, by borrowing from financial institutions, selling assets or restructuring debt. There is no assurance, however, that funds will be available from these sources in the amounts or on terms acceptance to us.

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

A summary of the components of liquidity is shown below in Table 9.

Table 9

	December 31,
(dollars in thousands)	2011	2010
Cash and cash equivalents	$179,120	$37,349
Working capital	$202,357	$42,475
Total stockholders’ equity	$254,788	$133,119

Cash flow

A summary of the components of cash flows is shown below in Table 10.

Table 10

(dollars in thousands)	2011	2010	2009
Net cash provided by operating activities	$27,660	$31,844	$7,734
Net cash used for investing activities	(95,709)	(20,774)	(5,243)
Net cash provided by financing activities	209,975	1,041	273
Effect of foreign currency exchange rates on cash	(155)	325	(15)

Net increase in cash and cash equivalents	$141,771	$12,436	$2,749

Cash flow from operations

2011 compared to 2010

For the year ended December 31, 2011, we generated $27.7 million of net cash from operating activities. This change in cash primarily consisted of our $35.4 million net income, $11.0 million of non-cash charges that were included in our net income and $18.7 million of cash used in net changes in operating accounts.

The principal changes in non-cash items that favorably affected operating cash flow included $11.5 million of depreciation and amortization expense, $2.6 million of stock-based compensation expense, partially offset by $5.1 million deferred tax benefit.

Changes in working capital that resulted in a source of cash included the following:

•	a $0.9 million increase in customer deposits; and

•	a $0.5 million increase in deferred revenue.

Customer deposits increased as a result of an increase in printer orders received near the end of the year. Deferred revenue increased as a result of warranties associated with increased sales of printers.

Changes in working capital that resulted in a use of cash included the following:

•	a $12.1 million increase in accounts receivable, net;

•	a $3.5 million decrease in accounts payable; and

•	a $2.6 million increase in inventory.

Inventories increased primarily due to the timing of orders and delivery of finished goods materials and raw materials, which are purchased in large quantities. Accounts payable decreased as a result of timing of orders and payments to vendors. Accounts receivable increased as a result of the record revenues for 2011 and the increase in days sales outstanding to 67 days in 2011 from 64 days in 2010.

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

Cash flow from investing activities

Net cash used in investing activities in 2011 increased to $95.7 million from $20.8 million in 2010. In 2011 this consisted of $92.7 million related to acquisitions and $3.0 million of net purchases of property and equipment and additions to license and patent costs. See Notes 3, 5 and 6 to the Consolidated Financial Statements.

Net cash used in investing activities in 2010 increased to $20.8 million from $5.2 million in 2009. In 2010 this consisted of $19.2 million related to acquisitions and $1.6 million of net purchases of property and equipment and additions to license and patent costs, and in 2009 this consisted of $4.1 million related to acquisitions and $1.2 million related to purchases of property and equipment and additions to license and patent costs.

Capital expenditures were $2.9 million in 2011, $1.3 million in 2010 and $1.0 million in 2009. Capital expenditures in 2011 and 2010 primarily consisted of expenditures for tooling and printers associated with our new product development efforts and leasehold improvements and equipment to support our on-demand custom parts service.

As discussed below, we completed 22 business acquisitions during 2009, 2010 and 2011. The majority of the acquisitions have resulted in the recording of goodwill. This goodwill typically arises because the purchase price for these businesses reflects a number of factors including the future earnings and cash flow potential of these businesses; the multiples to earnings, cash flow and other factors at which similar businesses have been purchased by other acquirers; the competitive nature of the process by which we acquired the business; and the complementary strategic fit and resulting synergies these businesses bring to existing operations. See Note 7 to the Consolidated Financial Statements.

2011 acquisitions

We acquired twelve businesses in 2011 for cash consideration of $87.4 million, with an additional $3.0 of consideration paid in the form of common stock, net of cash acquired. Five of the acquisitions were related to on-demand custom parts services, four were building blocks for our consumer growth initiative and three acquisitions were related to our printers business. In addition, we made deferred purchase payments of $3.7 million in connection with acquisitions completed in 2010. See Note 3 to the Consolidated Financial Statements.

2010 acquisitions

We acquired seven businesses in 2010 for consideration of $17.9 million, net of cash acquired. Six of the acquisitions were related to on-demand custom parts services and one acquisition was related to personal 3D printers. In addition, in 2010 we made deferred payments of $1.3 million in connection with the 2009 acquisitions. See Note 3 to the Consolidated Financial Statements.

2009 acquisitions

We acquired three businesses in 2009 for consideration of $4.1 million, net of cash acquired. Two of the acquisitions were related to our on-demand custom parts services, and one acquisition was related to personal 3D printers.

Recent acquisition developments

As discussed above, subsequent to our 2011 year end, we utilized $135.5 million of cash in connection with the acquisition of Z Corp and Vidar. See Notes 3 and 25 to the Consolidated Financial Statements.

Cash flow from financing activities

As previously discussed, we have an effective registration statement on Form S-3 under which, among other things, we may issue up to $175.0 million of securities. We issued $65.8 million of Common Stock in 2011 in reliance upon this registration statement and the remaining $109.2 million of securities covered by it may be issued until March 3, 2014, although we have no current intention to do so. Subject to the limitations of our Certificate of Incorporation and applicable law, we are not restricted from issuing additional common stock, including securities that are convertible into or exchangeable for, or that represent the right to receive, common stock.

In early 2011, we completed an equity offering netting $62.1 million in proceeds after deducting related expenses. In November 2011, we issued $152.0 million in senior convertible notes due 2016 in a private placement, netting $145.4 million in proceeds after deducting related expenses, of which $135.5 million was subsequently paid to complete the acquisition of Z Corp and Vidar on January 3, 2012. See Notes 3 and 25 to the Consolidated Financial Statements.

Net cash provided by financing activities increased to $210.0 million in 2011 from $1.0 million in 2010. Net cash provided by financing activities in 2009 was $0.3 million. The increase in 2011 primarily resulted from the previously discussed net proceeds of the common stock issuance and net proceeds of the convertible notes issuance and from $2.8 million of stock-based compensation proceeds.

The cash provided by financing activities in 2010 resulted primarily from higher stock option exercise activity.

Contractual Commitments and Off-Balance Sheet Arrangements

Our principal commitments at December 31, 2011 consisted of the stock purchase agreement (the “stock purchase agreement”) to purchase all of the outstanding capital stock of Z Corp and Vidar as discussed above, the capital leases on our Rock Hill facility, operating leases, deferred purchase price and earnouts on acquisitions and purchase obligations, which are discussed in greater detail below. Tables 11 and 12 below summarize our contractual obligations as of December 31, 2011.

Future contractual payments at December 31, 2011 are set forth below.

Table 11

	Year Ending December 31,
(dollars in thousands)	2012	2013–2014	2015–2016	Later Years	Total
Capitalized lease obligations	$696	$1,391	$1,389	$11,052	$14,528
Non-cancelable operating leases	2,517	2,364	1,361	488	6,730
Purchase obligations	10,940	—	—	—	10,940
Deferred purchase price on acquisitions	639	781	—	—	1,420
Earnouts on acquisitions	745	1,117	—	—	1,862
Acquisition of Z Corp and Vidar	135,488	—	—	—	135,488
Principal of senior convertible notes	—	—	152,000	—	152,000
Interest on senior convertible notes	12,340	25,905	27,179	—	65,424

Total	$163,365	$31,558	$181,929	$11,540	$388,392

Acquisition obligations

As discussed above, in November 2011, we entered into a stock purchase agreement to acquire Z Corp and Vidar. See “Recent Developments” and Notes 3 and 25 to the Consolidated Financial Statements.

Debt and lease obligations

Debt

As discussed above, in November 2011, we issued senior convertible notes due 2016 in an aggregate principal amount of $152.0 million. These notes bear interest at a fixed rate of 5.50% per annum, payable June 15 and December 15 of each year while they are outstanding, beginning June 15, 2012. The net proceeds of the notes were used to fund the acquisition of Z Corp and Vidar and for general corporate purposes. See Recent Developments above and Notes 3 and 25 to the Consolidated Financial Statements.

The Notes have an initial conversion rate of 46.6021 shares of Common Stock per $1,000 principal amount of Notes, which amounts to a conversion price of $21.46 per common share. Upon conversion, the Company has the option to pay cash or issue Common Stock, or a combination thereof. The Notes are convertible at the option of the holders at any time. The aggregate principal amount of these Notes then outstanding matures on December 15, 2016, unless earlier converted, redeemed or repurchased in accordance with the terms of the Notes.

The Notes contain a number of covenants covering, among other things, payment of notes, reporting, maintenance of existence and payment of taxes. Failure to comply with these covenants, or any other event of default, could result in acceleration of the principal amount and accrued and unpaid interest on the notes. We were in compliance with all covenants as of December 31, 2011. See Note 11 to the Consolidated Financial Statements. The Notes are senior in right of payment (as defined in the Notes Agreement).

Leases

On February 8, 2006, we entered into a lease agreement with KDC-Carolina Investments 3, LP (now Lex Rock Hill, LP) pursuant to which KDC constructed and leased to us an approximately 80,000 square foot building in Rock Hill, South Carolina. Under the terms of this lease, KDC agreed to lease the building to us for an initial 15-year term following completion. We took occupancy of the building in November 2006. See Note 12 to the Consolidated Financial Statements.

After its initial term, the lease provides us with the option to renew the lease for two additional five-year terms as well as the right to cause KDC, subject to certain terms and conditions, to expand the leased premises during the term of the lease, in which case the term of the lease would be extended. The lease is a triple net lease and provides for the payment of base rent of approximately $0.7 million in 2012 through 2020, including a rent escalation in 2016, and $0.8 million in 2021. Under the terms of the lease, we are obligated to pay all taxes, insurance, utilities and other operating costs with respect to the leased premises.

In accordance with ASC 840, “Leases,” we are considered an owner of the property. Therefore, we have recorded $7.8 million and $8.3 million at December 31, 2011 and 2010, respectively, as building in our consolidated balance sheet with a corresponding capitalized lease obligation in the liabilities section of the consolidated balance sheet. See Note 12 to the Consolidated Financial Statements.

Our outstanding capitalized lease obligations at December 31, 2011 and December 31, 2010 were as follows:

Table 12

(dollars in thousands)	2011	2010
Capitalized lease obligations:
Current portion of capitalized lease obligation	$163	$224
Capitalized lease obligation, less current portion	7,609	8,055

Total	$7,772	$8,279

Capitalized lease obligations of $7.8 million at December 31, 2011 decreased from $8.3 million at December 31, 2010 primarily due to scheduled payments of principal on capital lease installments and the purchase of expansion land, previously leased from our landlord, KDC Developments, in 2011.

We lease certain other facilities under non-cancelable operating leases expiring through 2023. The leases are generally on a net-rent basis, under which we pay taxes, maintenance and insurance. We expect leases that expire to be renewed or replaced by leases on other properties. Rental expense for the years ended December 31, 2011, 2010 and 2009 was $2.7 million, $2.0 million and $1.7 million, respectively.

Other contractual commitments

As of December 31, 2011, we have supply commitments for first quarter of 2012 printer assembly that total $10.9 million compared to $9.3 million at December 31, 2010.

For certain of our acquisitions, we are obligated for the payment of deferred purchase price totaling $1.4 million. Certain of the acquisition purchase agreements contain earnout provisions under which the sellers of the acquired businesses can earn additional amounts. The total amount of liabilities recorded for these earnouts is $1.9 million at December 31, 2011 compared to $3.3 million at December 31, 2010. See Note 3 for details of acquisitions and related commitments.

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

To the extent permitted under Delaware law, we indemnify our directors and officers for certain events or occurrences while the director or officer is, or was, serving at our request in such capacity, subject to limited exceptions. The maximum potential amount of future payments we could be required to make under these indemnification obligations is unlimited; however, we have directors and officers insurance coverage that may enable us to recover future amounts paid, subject to a deductible and the policy limits.

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

We do not hedge for trading or speculative purposes, and our foreign currency contracts are generally short-term in nature, typically maturing in 90 days or less. We have elected not to prepare and maintain the documentation to qualify for hedge accounting treatment under ASC 815, “Derivatives and Hedging,” and therefore, we recognize all gains and losses (realized or unrealized) in interest and other income (expense), net in our Consolidated Statements of Income and Other Comprehensive Income.

Changes in the fair value of derivatives are recorded in interest and other income (expense), net, in our Consolidated Statements of Income and Other Comprehensive Income. Depending on their fair value at the end of the reporting period, derivatives are recorded either in prepaid and other current assets or in accrued liabilities in our Consolidated Balance Sheets.

The total impact of foreign currency related items on our Consolidated Statements of Income and Comprehensive Income were losses of $0.1 million, $0.3 million, and $0.1 million for 2011, 2010 and 2009, respectively.

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

We enter into sales arrangements that may provide for multiple deliverables to a customer. Sales of our printers may include equipment, a software license, a warranty on the equipment, training and installation. We identify all goods and/or services that are to be delivered separately under a sales arrangement and allocate revenue to each deliverable based on relative fair values. Fair values are generally established based on the prices charged when sold separately by us. In general, revenues are separated between printers and other products, training services, maintenance services and installation services. The allocated revenue for each deliverable is then recognized ratably based on relative fair values of the components of the sale, consistent within the scope of FASB ASU 2009-13. Revenue from training, installation and maintenance services is recognized at the time of performance. Revenue from training, installation and maintenance that is not under a maintenance contract is recognized after the services are complete. We also evaluate the impact of undelivered items on the functionality of delivered items for each sales transaction and, where appropriate, defer revenue on delivered items when that functionality has been affected. Functionality is determined to be met if the delivered products or services represent a separate earnings process.

We provide end-users with maintenance under a warranty agreement for up to one year and defer a portion of the revenue from the related printer sale at the time of sale based on the relative fair value of those services. After the initial warranty period, the Company offers these customers optional maintenance contracts. Deferred maintenance revenue is recognized ratably, on a straight-line basis, over the period of the contract.

On-demand printed parts sales are included within services revenue and revenue is recognized upon shipment or delivery of the parts, based on the terms of the sales arrangement.

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

Shipping and handling costs billed to customers for equipment sales are included in product revenue in the Consolidated Statement of Income and Comprehensive Income. Costs we incur that are associated with shipping and handling are included in product cost of sales in the Consolidated Statement of Income and Comprehensive Income.

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

First, we evaluate specific accounts where we have information that the customer may have an inability to meet their financial obligations (for example, aging over 90 days past due or bankruptcy). In these cases, we use our judgment, based on available facts and circumstances, and record a specific reserve for that customer against amounts due to reduce the receivable to the amount that is expected to be collected. These specific reserves are re-evaluated and adjusted as additional information is received that impacts the amount reserved.

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

Our bad debt expense increased to $1.7 million in 2011 from $0.1 million in 2010 and $0.9 million in 2009. The higher expense in 2011 was due to an increase in balances due from customers over 90 days past due.

Our allowance for doubtful accounts increased to $3.0 million at December 31, 2011 from $2.0 million at December 31, 2010. This change resulted primarily from an increase in receivables over 90 days past due. We believe that our allowance for doubtful accounts is a critical accounting estimate because it is susceptible to change and dependent upon events that may or may not occur and because the impact of recognizing additional allowances for doubtful accounts may be material to the assets reported on our balance sheet and in our results of operations.

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

During the second quarter of 2011, based on our recent results of operations and our expected profitability in the future, we concluded that it is more likely than not that a portion of our U.S. net deferred tax asset will be realized. See Note 21 to the Consolidated Financial Statements.

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

We periodically estimate the probable tax obligations using historical experience in tax jurisdictions and our informed judgment. There are inherent uncertainties related to the interpretation of tax regulations in the jurisdictions in which we transact business. The judgments and estimates made at a point in time may change based on the outcome of tax audits, as well as changes to, or further interpretations of, regulations. Income tax expense is adjusted in the period in which these events occur, and these adjustments are included in our Consolidated Statements of Income and Other Comprehensive Income. If such changes take place, there is a risk that our effective tax rate may increase or decrease in any period.

Inventories

Inventories are stated at the lower of cost or net realizable value, cost being determined predominantly on the first-in, first-out method. Reserves for inventories are provided based on historical experience and current product demand. Our inventory reserve was $2.5 million at December 31, 2011 compared with $2.2 million at December 31, 2010. We evaluate the adequacy of these reserves quarterly. Our determination of the allowance for inventory reserves is subject to change because it is based on management’s current estimates of required reserves and potential adjustments.

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

Goodwill set forth on the Consolidated Balance Sheet as of December 31, 2011 arose from acquisitions carried out in 2011, 2010 and 2009 and in years prior to 2007. Goodwill arising from acquisitions prior to 2007 was allocated to geographic reporting units based on the percentage of SLS® printers then installed by geographic area. Goodwill arising from acquisitions since 2009 was allocated to geographic reporting units based on geographic dispersion of the acquired companies’ sales at the time of their acquisition.

Pursuant to the requirements of ASC 350, we are required to perform a valuation of each of our three geographic reporting units annually, or upon significant changes in our business environment. We conducted our annual impairment analysis in the fourth quarter of 2011. To determine the fair value of each reporting unit we utilized discounted cash flows, using five years of projected unleveraged free cash flows and terminal EBITDA earnings multiples. The discount rates used for the analysis reflected a weighted average cost of capital based on industry and capital structure adjusted for equity risk premiums and size risk premiums based on market capitalization. The discounted cash flow valuation uses projections of future cash flows and includes assumptions concerning future operating performance and economic conditions and may differ from actual future cash flows. We also considered the current trading multiples of comparable publicly-traded companies and the historical pricing multiples for comparable merger and acquisition transactions that have occurred in the industry. Under each fair value measurement methodology considered, the fair value of each reporting unit exceeded its carrying value; accordingly, no goodwill impairment adjustments were recorded on our Consolidated Balance Sheet.

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

The estimated fair value of the three geographic reporting units incorporated judgment and the use of estimates by management. Potential factors requiring assessment include a further or sustained decline in our stock price, variance in results of operations from projections, and additional acquisition transactions in the industry that reflect a lower control premium. Any of these factors may cause us to re-evaluate goodwill during any quarter throughout the year. If an impairment charge were to be taken for goodwill it would be a non-cash charge and would not impact our cash position or cash flows, however such a charge could have a material impact to equity and the Consolidated Statement of Income and Comprehensive Income.

There was no goodwill impairment for the years ended December 31, 2011, 2010 or 2009.

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

Non-GAAP Measures

In addition to our results determined in accordance with U.S. GAAP, we use certain non-GAAP financial measures, which adjust net income and earnings per share, in assessing our operating performance. Management believes these non-GAAP financial measures of adjusted net income and adjusted earnings per share serve as useful measures in evaluating the overall performance of our business.

Our management regularly uses these non-GAAP financial measures to supplement our Consolidated Financial Statements presented on a GAAP basis to facilitate a better understanding of the impact that several significant, strategic acquisitions had on our financial results.

These non-GAAP financial measures are not prepared in accordance with GAAP and may be different from non-GAAP financial measures used by other companies and they are subject to inherent limitations as they reflect the exercise of judgments by our management about which costs, expenses and other items are excluded from our GAAP financial statements in determining our non-GAAP financial measures. We compensate for these limitations by analyzing current and expected future results on a GAAP basis as well as a non-GAAP basis and also by providing GAAP measures as required in our public disclosures and reconciliations of our non-GAAP financial measures to our GAAP financial statements. The presentation of non-GAAP financial information is not meant to be considered in isolation or as a substitute for the directly comparable financial performance or liquidity measures prepared in accordance with GAAP. The non-GAAP financial measures are meant to supplement, and be viewed in conjunction with, GAAP financial measures. We urge investors to review the reconciliation of our non-GAAP financial measures to the comparable GAAP financial measures included below, and not to rely on any single financial measure to evaluate our business.

As discussed in detail above, we report non-GAAP financial measures which adjust both net income and earnings per share by excluding the impact of acquisition and severance expenses, intangible amortization, non-cash interest expense, non-cash stock-based compensation and releases of valuation allowances on deferred tax assets. We provide the required reconciliation of GAAP net income and earnings per share to non-GAAP adjusted net income and adjusted earnings per share. See Other Financial Information above.

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

Interest rates

Our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalents. We seek to minimize the risk to our cash and cash equivalents by investing cash in excess of our operating needs in short-term, high-quality instruments issued by highly creditworthy financial institutions, corporations or governments. With the amount of cash and cash equivalents that we maintained at December 31, 2011, a hypothetical interest rate change of 1 percentage point or 100 basis points would have a $1.8 million effect on our financial position and results of operations.

From time to time, we may use derivative financial instruments, including interest rate swaps, collars or options, to manage our exposure to fluctuations in interest rates. At December 31, 2011, we had no such financial instruments outstanding.

Foreign exchange rates

We transact business globally and are subject to risks associated with fluctuating foreign exchange rates. Approximately 50% of our consolidated revenue is derived from sales outside of the U.S. See “Business—Global Operations” above. This revenue is generated primarily from the operations of our foreign sales subsidiaries in their respective countries and surrounding geographic areas and the operations of our research and production subsidiary in Switzerland, and is denominated in each subsidiary’s local functional currency although certain sales are denominated in other currencies, including U.S. Dollars, Euros or Japanese Yen, rather than the local functional currency. These subsidiaries incur most of their expenses (other than intercompany expenses) in their local functional currencies. These currencies include the Euro, Australian Dollar, British Pound, Swiss Franc and Japanese Yen.

The geographic areas outside the U.S. in which we operate are generally not considered to be highly inflationary. Nonetheless, these foreign operations are sensitive to fluctuations in currency exchange rates arising from, among other things, certain intercompany transactions that are generally denominated in U.S. Dollars rather than in their respective functional currencies. Our operating results, as well as our assets and liabilities, are also subject to the effects of foreign currency translation when the operating results, assets and liabilities of our foreign subsidiaries are translated into U.S. Dollars in our Consolidated Financial Statements.

We and our subsidiaries conduct business in various countries using both the functional currencies of those countries and other currencies to effect cross border transactions. As a result, we and our subsidiaries are subject to the risk that fluctuations in foreign exchange rates between the dates that those transactions are entered into and their respective settlement dates will result in a foreign exchange gain or loss. When practicable, we endeavor to match assets and liabilities in the same currency on our U.S. balance sheet and those of our subsidiaries in order to reduce these risks. We also, when we consider it appropriate, enter into foreign currency contracts to hedge exposures arising from those transactions.

We do not hedge for trading or speculative purposes, and our foreign currency contracts are generally short-term in nature, typically maturing in 90 days or less. We have elected not to prepare and maintain the documentation to qualify for hedge accounting treatment under ASC 815, “Derivatives and Hedging,” and therefore, we recognize all gains and losses (realized or unrealized) in interest and other income (expense), net in our Consolidated Statements of Income and Comprehensive Income.

As noted above, we may use derivative financial instruments, including foreign exchange forward contracts and foreign currency options, to fix or limit our exposure to currency fluctuations. We do not hedge our foreign currency exposures in a manner that would entirely eliminate the effects of changes in foreign exchange rates on our consolidated net income or loss.

At December 31, 2011, a hypothetical change of 10% in foreign currency exchange rates would cause approximately a $11.3 million change in revenue in our Consolidated Statement of Income and Comprehensive Income assuming all other variables were held constant.

Commodity prices

We use various commodity raw materials and energy products in conjunction with our printer assembly and print materials blending processes. Generally, we acquire such components at market prices and do not use financial instruments to hedge commodity prices. As a result, we are exposed to market risks related to changes in commodity prices of these components. At December 31, 2011, a hypothetical 10% change in commodity prices for raw materials would cause approximately a $3.3 million change to cost of sales in our Consolidated Statement of Income and Comprehensive Income.

Item 8.	Financial Statements and Supplementary Data

Our Consolidated Financial Statements set forth below on pages F-1 through F-45 are incorporated herein by reference.

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

As of December 31, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act.”)) pursuant to Rules 13a-15 and 15d-15 under the Exchange Act. These controls and procedures were designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in a manner to allow timely decisions regarding required disclosures. Based on this evaluation, including an evaluation of the rules referred to above in this Item 9A, management has concluded that our disclosure controls and procedures were effective as of December 31, 2011 to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in a manner to allow timely decisions regarding required disclosures.

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

In connection with the preparation of this Form 10-K, with the participation of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011 based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2011.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended December 31, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9A(T).	Controls and Procedures

Not applicable.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required in response to this Item will be set forth in our Proxy Statement for our 2012 Annual Meeting of Stockholders under the captions “Election of Directors,” “Corporate Governance Matters,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance Matters — Code of Conduct and Code of Ethics,” “Corporate Governance Matters — Corporate Governance and Nominating Committee,” and “Corporate Governance Matters — Audit Committee.” Such information is incorporated herein by reference.

Item 11.	Executive Compensation

The information in response to this Item will be set forth in our Proxy Statement for our 2012 Annual Meeting of Stockholders under the captions “Director Compensation,” “Executive Compensation,” “Corporate Governance Matters — Compensation Committee,” and “Executive Compensation — Compensation Committee Report.” Such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as set forth below, the information required in response to this Item will be set forth in our Proxy Statement for our 2012 Annual Meeting of Stockholders under the caption “Security Ownership of Certain Beneficial Owners and Management.” Such information is incorporated herein by reference.

Equity Compensation Plans

The following table summarizes information about the equity securities authorized for issuance under our compensation plans as of December 31, 2011. For a description of these plans, please see Note 14 to the Consolidated Financial Statements.

(number of securities in thousands) Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders	387	$4.03	2,217
Equity compensation plans not approved by stockholders	689	3.61	—

Total	1,076	$3.76	2,217

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required in response to this Item will be set forth in our Proxy Statement for our 2012 Annual Meeting of Stockholders under the captions “Corporate Governance Matters — Director Independence” and “Corporate Governance Matters — Related Party Transaction Policies and Procedures.” Such information is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information in response to this Item will be set forth in our Proxy Statement for our 2012 Annual Meeting of Stockholders under the caption “Fees of Independent Registered Public Accounting Firm.” Such information is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(3)	Exhibits

The following exhibits are included as part of this filing and incorporated herein by this reference:

2.1	Acquisition Agreement, dated October 12, 2010, by and among 3D Systems Corporation, 3D Systems Italia, Mr. Francesco Giorgio Buson and Glas S.S. (Incorporated by reference to Exhibit 2.1 to Form 8-K filed on October 12, 2010.)

2.2	Asset Purchase Agreement, dated as of November 1, 2011, by an among 3D Systems Corporation, 3D Systems SA, Huntsman Advanced Materials Americas LLC, and Huntsman Advanced Materials (Switzerland) GmbH. (Incorporated by reference to Exhibit 2.1 to Form 8-K filed on November 1, 2011.)

2.3	Stock Purchase Agreement, dated November 21, 2011, by and among 3D Systems Corporation, 3D Systems, Inc., Contex Group A/S, and Ratos AB. (Incorporated by reference to Exhibit 2.1 to Form 8-K filed on November 22, 2011.)

3.1	Certificate of Incorporation of Registrant. (Incorporated by reference to Exhibit 3.1 to Form 8-B filed on August 16, 1993, and the amendment thereto, filed on Form 8-B/A on February 4, 1994.)

3.2	Amendment to Certificate of Incorporation filed on May 23, 1995. (Incorporated by reference to Exhibit 3.2 to Registrant’s Registration Statement on Form S-2/A, filed on May 25, 1995.)

3.3	Certificate of Designation of Rights, Preferences and Privileges of Preferred Stock. (Incorporated by reference to Exhibit 2 to Registrant’s Registration Statement on Form 8-A filed on January 8, 1996.)

3.4	Certificate of Designation of the Series B Convertible Preferred Stock, filed with the Secretary of State of Delaware on May 2, 2003. (Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K, filed on May 7, 2003.)

3.5	Certificate of Elimination of Series A Preferred Stock filed with the Secretary of State of Delaware on March 4, 2004. (Incorporated by reference to Exhibit 3.6 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, filed on March 15, 2004.)

3.6	Certificate of Elimination of Series B Preferred Stock filed with the Secretary of State of Delaware on June 9, 2006. (Incorporated by reference to Exhibit 3.1 of Registrant’s Current Report on Form 8-K, filed on June 9, 2006.)

3.7	Certificate of Amendment of Certificate of Incorporation filed with Secretary of State of Delaware on May 19, 2004. (Incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, filed on August 5, 2004.)

3.8	Certificate of Amendment of Certificate of Incorporation filed with Secretary of State of Delaware on May 17, 2005. (Incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, filed on August 1, 2005.)

3.9	Certificate of Amendment of Certificate of Incorporation filed with the Secretary of State of Delaware on October 7, 2011. (Incorporated by reference to Exhibit 3.1 to Form 8-K filed on October 7, 2011.)

3.10	Certificate of Designations, Preferences and Rights of Series A Preferred Stock, filed with the Secretary of State of Delaware on December 9, 2008. (Incorporated by reference to Exhibit 3.1 of Registrant’s Current Report on Form 8-K, filed on December 9, 2008.)

3.11	Certificate of Elimination of Series A Preferred Stock filed with the Secretary of State of Delaware on November 14, 2011. (Incorporated by reference to Exhibit 3.1 to Form 8-K filed on November 15, 2011.)

3.12	Amended and Restated By-Laws. (Incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K, filed on December 1, 2006.)

(a)(3)	Exhibits

4.1*	3D Systems Corporation 1996 Stock Incentive Plan. (Incorporated by reference to Appendix A to Registrant’s Definitive Proxy Statement filed on March 30, 2001.)

4.2*	Form of Incentive Stock Option Contract for Executives pursuant to the 1996 Stock Incentive Plan. (Incorporated by reference to Exhibit 4.6 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 16, 2001.)

4.3*	Form of Non-Statutory Stock Option Contract for Executives pursuant to the 1996 Stock Incentive Plan. (Incorporated by reference to Exhibit 4.7 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 16, 2001.)

4.4*	Form of Employee Incentive Stock Option Contract pursuant to the 1996 Stock Incentive Plan. (Incorporated by reference to Exhibit 4.8 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999, filed on March 30, 2000.)

4.5*	Form of Employee Non-Statutory Stock Option Contract pursuant to the 1996 Stock Incentive Plan. (Incorporated by reference to Exhibit 4.9 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999, filed on March 30, 2000.)

4.6*	3D Systems Corporation 1996 Non-Employee Directors’ Stock Option Plan. (Incorporated by reference to Appendix B to Registrant’s Definitive Proxy Statement filed on March 30, 2001.)

4.7*	Form of Director Option Contract pursuant to the 1996 Non-Employee Director Stock Option Plan. (Incorporated by reference to Exhibit 4.5 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999, filed on March 30, 2000.)

4.8*	3D Systems Corporation 2001 Stock Option Plan. (Incorporated by reference to Exhibit 10.1 to Registrant’s Registration Statement on Form S-8 filed on June 11, 2001.)

4.9*	Amended and Restated 2004 Incentive Stock Plan of 3D Systems Corporation (Incorporated by reference to Exhibit 4.1 to the Registrant’s Amendment No.1 to Registration Statement on Form S-8, filed May 20, 2009.)

4.10*	Form of Restricted Stock Purchase Agreement for Employees. (Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8, filed on May 19, 2004.)

4.11*	Form of Restricted Stock Purchase Agreement for Officers. (Incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8, filed on May 19, 2004.)

4.12*	Restricted Stock Plan for Non-Employee Directors of 3D Systems Corporation. (Incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8, filed on May 19, 2004.)

4.13*	Amendment No. 1 to Restricted Stock Plan for Non-Employee Directors. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, filed on August 1, 2005.)

4.14*	Form of Restricted Stock Purchase Agreement for Non-Employee Directors. (Incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-8, filed on May 19, 2004.)

4.15	Rights Agreement dated as of December 9, 2008 between the Registrant and Computershare Trust Company, N.A., as Rights Agent. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on December 9, 2008.)

4.16	First Amendment , dated as of November 14, 2011, to Rights Agreement, dated as of December 9, 2008, between 3D Systems Corporation and Computershare Trust Company, N.A., as Rights Agent. (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on November 15, 2011.)

4.17	Indenture, dated as of November 22, 2011, by and between 3D Systems Corporation and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Form 8-K filed on November 22, 2011.)

(a)(3)	Exhibits

10.1	Patent License Agreement dated December 16, 1998 by and between 3D Systems, Inc., NTT Data CMET, Inc. and NTT Data Corporation. (Incorporated by reference to Exhibit 10.56 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998, filed on March 31, 1999.)

10.2	Lease Agreement dated February 8, 2006 between the Registrant and KDC-Carolina Investments 3, LP. (Incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K, filed on February 10, 2006.)

10.3	First Amendment to Lease Agreement dated August 7, 2006 between the Registrant and KDC-Carolina Investments 3, LP. (Incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K, filed on August 14, 2006.)

10.4	Second Amendment to Lease Agreement effective as of October 6, 2006 to Lease Agreement dated February 8, 2006 between 3D Systems Corporation and KDC-Carolina Investments 3, LP. (Incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K, filed on October 10, 2006.)

10.5	Third Amendment to Lease Agreement effective as of December 18, 2006 to Lease Agreement dated February 8, 2006 between 3D Systems Corporation and KDC-Carolina Investments 3, LP. (Incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K, filed on December 20, 2006.)

10.6	Fourth Amendment to Lease Agreement effective as of February 26, 2007 to Lease Agreement dated February 8, 2006 between 3D Systems Corporation and KDC-Carolina Investments 3, LP. (Incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K, filed on March 1, 2007.)

10.7	Fifth Amendment to Lease Agreement effective as of March 17, 2011 to Lease Agreement dated February 8, 2006 between 3D Systems Corporation and KDC-Carolina Investments 3, LP. (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 18, 2011.)

10.8*	Employment Letter Agreement, effective September 19, 2003, by and between Registrant and Abraham N. Reichental. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed on September 22, 2003.)

10.9*	Agreement, dated December 17, 2003, by and between Registrant and Abraham N. Reichental. (Incorporated by reference to Exhibit 10.43 to Registrant’s Amendment No. 1 to Registration Statement on Form S-1, filed on January 21, 2004.)

10.10*	First Amendment to Employment Agreement, dated July 24, 2007, by and between Registrant and Abraham N. Reichental. (Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007, filed on August 6, 2007.)

10.11*	Charles W. Hull consulting arrangement (Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed on July 29, 2010.)

10.12*	Kevin P. McAlea severance arrangement (Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed on July 29, 2010.)

14.1	Code of Conduct, as amended effective as of November 30, 2006 (Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K, filed on December 1, 2006.)

14.2	3D Systems Corporation Code of Ethics for Senior Financial Executives and Directors. (Incorporated by reference to Exhibit 14.2 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, filed on March 15, 2004.)

21.1	Subsidiaries of Registrant.

23.1	Consent of Independent Registered Public Accounting Firm dated February 23, 2012.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 23, 2012.

(a)(3)	Exhibits

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 23, 2012.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 23, 2012.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 23, 2012.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

3D SYSTEMS CORPORATION

By:	/s/ ABRAHAM N. REICHENTAL
Abraham N. Reichental
President and Chief Executive Officer

Date: February 23, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ ABRAHAM N. REICHENTAL Abraham N. Reichental	Chief Executive Officer, President and Director (Principal Executive Officer)	February 23, 2012

/S/ DAMON J. GREGOIRE Damon J. Gregoire	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 23, 2012

/S/ CHARLES W. HULL Charles W. Hull	Executive Vice President, Chief Technology Officer and Director	February 23, 2012

/S/ G. WALTER LOEWENBAUM, II G. Walter Loewenbaum, II	Chairman of the Board of Directors	February 23, 2012

/S/ JIM D. KEVER Jim D. Kever	Director	February 23, 2012

/S/ KEVIN S. MOORE Kevin S. Moore	Director	February 23, 2012

/S/ DANIEL S. VAN RIPER Daniel S. Van Riper	Director	February 23, 2012

/S/ WILLIAM E. CURRAN William E. Curran	Director	February 23, 2012

/S/ KAREN E. WELKE Karen E. Welke	Director	February 23, 2012

3D Systems Corporation

Index to Consolidated Financial Statements

and Consolidated Financial Statement Schedule

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

3D Systems Corporation

Rock Hill, South Carolina

We have audited 3D Systems Corporation and its subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). 3D Systems Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, 3D Systems Corporation did maintain, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of 3D Systems Corporation and its subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2011 and our report dated February 23, 2012 expressed an unqualified opinion thereon.

/s/    BDO USA, LLP

BDO USA, LLP

Charlotte, North Carolina

February 23, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

3D Systems Corporation

Rock Hill, South Carolina

We have audited the accompanying consolidated balance sheets of 3D Systems Corporation and its subsidiaries (the “Company”) as of December 31, 2011 and 2010 and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the financial position of 3D Systems Corporation and its subsidiaries as of December 31, 2011 and 2010 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Criteria) and our report dated February 23, 2012 expressed an unqualified opinion thereon.

/s/    BDO USA, LLP

BDO USA, LLP

Charlotte, North Carolina

February 23, 2012

3D Systems Corporation

Consolidated Balance Sheets

As of December 31, 2011 and 2010

(in thousands, except par value)	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$179,120	$37,349
Accounts receivable, net of allowance for doubtful accounts of $3,019 (2011) and $2,017 (2010)	51,195	35,800
Inventories, net of reserves of $2,542 (2011) and $2,205 (2010)	25,283	23,811
Prepaid expenses and other current assets	2,241	1,295
Current deferred income taxes	3,528	1,874
Restricted cash	13	11

Total current assets	261,380	100,140
Property and equipment, net	29,594	27,669
Intangible assets, net	54,040	18,275
Goodwill	107,651	58,978
Long-term deferred income taxes	3,195	—
Other assets, net	7,114	3,738

Total assets	$462,974	$208,800

LIABILITIES AND EQUITY
Current liabilities:
Current portion of capitalized lease obligation	$163	$224
Accounts payable	25,911	26,556
Accrued liabilities	16,816	17,969
Customer deposits	3,398	2,298
Deferred revenue	12,735	10,618

Total current liabilities	59,023	57,665
Long-term portion of capitalized lease obligation	7,609	8,055
Convertible senior notes, net	131,107	—
Other liabilities	10,447	9,961

Total liabilities	208,186	75,681
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred Stock, authorized 5,000 shares, none issued	—	—
Common stock, $0.001 par value, authorized 120,000 (2011) and 60,000 shares (2010); 50,975 (2011) and 46,948 (2010) issued	51	23
Additional paid-in capital	274,542	186,252
Treasury stock, at cost; 324 shares (2011) and 268 shares (2010)	(214)	(189)
Accumulated deficit	(22,531)	(57,925)
Accumulated other comprehensive income	2,940	4,958

Total equity	254,788	133,119

Total liabilities and equity	$462,974	$208,800

See accompanying notes to consolidated financial statements.

3D Systems Corporation

Consolidated Statements of Income and Comprehensive Income

Years Ended December 31, 2011, 2010 and 2009

(in thousands, except per share amounts)	2011	2010	2009
Revenue:
Products	$137,306	$113,117	$80,798
Services	93,117	46,751	32,037

Total revenue	230,423	159,868	112,835

Cost of sales:
Products	66,589	56,041	43,301
Services	54,806	29,851	19,804

Total cost of sales	121,395	85,892	63,105

Gross profit	109,028	73,976	49,730

Operating expenses:
Selling, general and administrative	59,795	42,331	35,528
Research and development	14,331	10,725	11,129

Total operating expenses	74,126	53,056	46,657

Income from operations	34,902	20,920	3,073
Interest and other expense, net	2,456	1,181	1,160

Income before income taxes	32,446	19,739	1,913
Provision for (benefit of) income taxes	(2,974)	173	774

Net income	35,420	19,566	1,139
Less: net income attributable to non-controlling interest	—	—	73

Net income available to 3D Systems common stockholders	$35,420	$19,566	$1,066

Other comprehensive income:
Unrealized (loss) on pension obligation	(275)	(65)	(57)
Foreign currency translation gain (loss)	(1,743)	406	(35)

Comprehensive income available to 3D Systems common stockholders	$33,402	$19,907	$974

Net income available to 3D Systems common stockholders per share — basic	$0.71	$0.42	$0.02

Net income available to 3D Systems common stockholders per share — diluted	$0.70	$0.42	$0.02

See accompanying notes to consolidated financial statements.

3D Systems Corporation

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2011, 2010 and 2009

(in thousands, except par value)	Equity Attributable to 3D Systems’ Stockholders									Equity Attributable to Non-controlling Interest	Total Equity
	Common Stock				Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Income	Total 3D Systems’ Stockholders’ Equity
	Shares	Par Value $0.001		Additional Paid-in Capital	Shares	Amount
Balance at December 31, 2008	22,424	$22		$176,180	59	$(120)	$(78,557)	$4,709	$102,234	$—	$102,234
Exercise of stock options	15	—	(a)	84	—	—	—	—	84	—	84
Issuance (repurchase) of restricted stock, net	335	1		228	15	(14)	—	—	215	—	215
Stock compensation expense	—	—	(a)	1,190	—	—	—	—	1,190	—	1,190
Net income	—	—		—	—	—	1,066	—	1,066	73	1,139
Foreign currency translation adjustment	—	—		—	—	—	—	(35)	(35)	—	(35)
Loss on pension plan — unrealized	—	—		—	—	—	—	(57)	(57)	—	(57)

Balance at December 31, 2009	22,774	$23		$177,682	74	$(134)	$(77,491)	$4,617	$104,697	$73	$104,770

Exercise of stock options	79	—	(a)	1,128	—	—	—	—	1,128	—	1,128
Issuance (repurchase) of restricted stock, net	160	—	(a)	141	60	(55)	—	—	86	—	86
Issuance of stock for acquisitions	461	—	(a)	5,895	—	—	—	—	5,895	—	5,895
Stock compensation expense	—	—	(a)	1,406	—	—	—	—	1,406	—	1,406
Net income	—	—		—	—	—	19,566	—	19,566	—	19,566
Acquisition of non-controlling interest	—	—		—	—	—	—	—	—	(73)	(73)
Foreign currency translation adjustment	—	—		—	—	—	—	406	406	—	406
Loss on pension plan — unrealized	—	—		—	—	—	—	(65)	(65)	—	(65)

Balance at December 31, 2010	23,474	$23		$186,252	134	$(189)	$(57,925)	$4,958	$133,119	$—	$133,119

Exercise of stock options	306	—	(a)	2,536		—	—	—	2,536	—	2,536
Issuance (repurchase) of restricted stock, net	253	—	(a)	253	190	(25)	—	—	228	—	228
Stock-based compensation expense	8			2,637	—	—	—	—	2,637	—	2,637
Issuance of common stock	1,495	2		62,052	—	—	—	—	62,054	—	62,054
Issuance of stock for acquisitions	110	—	(a)	3,042	—	—	—	—	3,042	—	3,042
Common stock dividend	25,329	26		—	—	—	(26)	—	—	—	—
Issuance of convertible notes	—	—		17,770	—	—	—	—	17,770	—	17,770
Net income	—	—		—	—	—	35,420	—	35,420	—	35,420
Foreign currency translation adjustment	—	—		—	—	—	—	(1,743)	(1,743)	—	(1,743)
Loss on pension plan — unrealized	—	—		—	—	—	—	(275)	(275)	—	(275)

Balance at December 31, 2011	50,975	$51		$274,542	324	$(214)	$(22,531)	$2,940	$254,788	$—	$254,788

(a)	Amounts not shown due to rounding.

Accumulated other comprehensive income of $2,940 consists of a cumulative unrealized loss on pension plan of $194 and foreign currency translation gain of $3,134.

See accompanying notes to consolidated financial statements.

3D Systems Corporation

Consolidated Statements of Cash Flows

Years Ended December 31, 2011, 2010 and 2009

(in thousands)	2011	2010	2009
Cash flows from operating activities:
Net income	$35,420	$19,566	$1,139
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (benefit of) deferred income taxes	(5,140)	(1,235)	309
Depreciation and amortization	11,502	7,520	5,886
Provisions for bad debts, net	1,731	102	909
Stock-based compensation	2,637	1,406	1,190
Loss on disposition of property and equipment	256	91	194
Changes in operating accounts:
Accounts receivable	(12,090)	(7,456)	1,430
Inventories	(2,608)	(5,693)	2,436
Prepaid expenses and other current assets	45	1,366	(371)
Accounts payable	(3,457)	10,433	(4,395)
Accrued liabilities	141	2,505	617
Customer deposits	857	1,677	(529)
Deferred revenue	525	2,188	(1,106)
Other operating assets and liabilities	(2,159)	(626)	25

Net cash provided by operating activities	27,660	31,844	7,734

Cash flows from investing activities:
Purchases of property and equipment	(2,870)	(1,283)	(974)
Proceeds from disposition of property and equipment and other assets	174	6	52
Cash paid for acquisitions, net of cash assumed	(92,677)	(19,195)	(4,098)
Additions to license and patent costs	(336)	(302)	(223)

Net cash used in investing activities	(95,709)	(20,774)	(5,243)

Cash flows from financing activities:
Proceeds from convertible notes	148,960	—	—
Convertible notes capitalized costs	(3,594)	—	—
Proceeds from issuance of common stock	62,054	—	—
Proceeds from exercise of stock options and restricted stock	2,764	1,214	298
Repayment of long-term debt and capital lease obligations	(221)	(216)	(195)
Repayment of short-term borrowings	—	—	(3,085)
Restricted cash	12	43	3,255

Net cash provided by financing activities	209,975	1,041	273
Effect of exchange rate changes on cash	(155)	325	(15)

Net increase in cash and cash equivalents	141,771	12,436	2,749
Cash and cash equivalents at the beginning of the period	37,349	24,913	22,164

Cash and cash equivalents at the end of the period	$179,120	$37,349	$24,913

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

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). Certain prior period amounts have been reclassified to conform to the current year presentation.

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results may differ from these estimates and assumptions.

The Company’s Board of Directors approved a two-for-one stock split, affected in the form of a 100% stock dividend, which was paid on May 18, 2011 to stockholders of record at the close of business on May 9, 2011. The Company’s stockholders received one additional share of common stock for each share of common stock owned. This did not change the proportionate interest that a stockholder maintained in the Company. All shares and per share amounts set forth in the report, including earnings per share and the weighted average number of shares outstanding for basic and diluted earnings per share for each respective period have been adjusted to reflect the two-for-one stock split.

All amounts presented in the accompanying footnotes are presented in thousands, except for per share information.

The Company has evaluated subsequent events from the date of the consolidated balance sheet through the date of the filing of this Form 10-K. During this period, the Company closed the acquisition of Z Corporation and Vidar Systems. See Note 25 for a description of subsequent events.

Note 2    Significant Accounting Policies

Use of Estimates

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including, among others, those related to the allowance for doubtful accounts, income taxes, inventory reserves, goodwill, other intangible assets, contingencies and revenue recognition. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

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

3D Systems Corporation

Notes To Consolidated Financial Statements — (Continued)

The Company enters into sales arrangements that may provide for multiple deliverables to a customer. Sales of printers may include equipment, print materials, a software license, a warranty on the equipment, training and installation. The Company identifies all goods and/or services that are to be delivered separately under a sales arrangement and allocates revenue to each deliverable based on relative fair values. Fair values are generally established based on the prices charged when sold separately by the Company. In general, revenues are separated between printers and other products, print materials, training services, maintenance services and installation services. The allocated revenue for each deliverable is then recognized ratably based on relative fair values of the components of the sale, consistent within the scope of Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2009-13. Revenue from training, installation and non-contract maintenance services is recognized at the time of performance. The Company also evaluates the impact of undelivered items on the functionality of delivered items for each sales transaction and, where appropriate, defers revenue on delivered items when that functionality has been affected. Functionality is determined to be met if the delivered products or services represent a separate earnings process.

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

On-demand printed parts sales are included within services revenue and revenue is recognized upon shipment or delivery of the parts, based on the terms of the sales arrangement.

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

Shipping and handling costs billed to customers for equipment sales and sales of print materials are included in product revenue in the consolidated statements of income and other comprehensive income. Costs incurred by the Company associated with shipping and handling are included in product cost of sales in the consolidated statements of income and other comprehensive income.

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

3D Systems Corporation

Notes To Consolidated Financial Statements — (Continued)

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

Goodwill set forth on the Consolidated Balance Sheet as of December 31, 2011 arose from acquisitions carried out in 2011, 2010 and 2009 and in years prior to December 31, 2007. Goodwill arising from acquisitions prior to 2007 was allocated to geographic reporting units based on the percentage of SLS® printers then installed by geographic area. Goodwill arising from acquisitions in 2009, 2010 and 2011 was allocated to geographic reporting units based on geographic dispersion of the acquired companies’ sales at the time of their acquisition.

The Company is required to perform a valuation of each of its three geographic reporting units annually, or upon significant changes in the Company’s business environment. The Company conducted its annual impairment analysis in the fourth quarter of 2011. To determine the fair value of each reporting unit the Company utilized discounted cash flows, using five years of projected unleveraged free cash flows and terminal EBITDA earnings multiples. The discount rates used for the analysis reflected a weighted average cost of capital based on industry and capital structure adjusted for equity risk premiums and size risk premiums based on market capitalization. The discounted cash flow valuation uses projections of future cash flows and includes assumptions concerning future operating performance and economic conditions and may differ from actual future cash flows. The Company also considered the current trading multiples of comparable publicly-traded companies and the historical pricing multiples for comparable merger and acquisition transactions that have occurred in the industry. The control premium that a third party would be willing to pay to obtain a controlling interest in the Company was considered when determining fair value. Under each fair value measurement methodology considered, the fair value of each reporting unit exceeded its carrying value; accordingly, no goodwill impairment adjustments were recorded. In addition, factors such as the performance of competitors were also considered. The Company concluded that there was a reasonable basis for the excess of the estimated fair value of the geographic reporting units over its market capitalization.

The estimated fair value of the three geographic reporting units incorporated judgment and the use of estimates by management. Potential factors requiring assessment include the relationship between our market capitalization and our book value, variance in results of operations from projections, and additional acquisition transactions in the industry that reflect a lower control premium. Any of these factors may cause management to re-evaluate goodwill during any quarter throughout the year. If an impairment charge were to be taken for goodwill it would be a non-cash charge and would not impact the Company’s cash position or cash flows; however, such a charge could have a material impact to equity and the statement of income and comprehensive income.

There was no goodwill impairment for the years ended December 31, 2011, 2010 or 2009.

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

Capitalized Software Costs

Certain software development and production costs are capitalized when the related product reaches technological feasibility. Software development costs capitalized in 2011 were $7,863 and were $1,208 in 2010. There were no software development costs capitalized in 2009. Capitalized software costs include internally developed software and certain costs that relate to developed software that the Company acquired through acquisition of businesses. Amortization of software development costs begins when the related products are available for use in related printers. Amortization expense, included in cost of sales, amounted to $1,046, $159 and $141 for 2011, 2010 and 2009, respectively, based on the straight-line method using an estimated useful life of one year. Net capitalized software costs aggregated $7,864, $1,048 and $0 at December 31, 2011, 2010 and 2009, respectively, and are included in intangible assets in the accompanying consolidated balance sheets.

Contingencies

The Company follows the provisions of ASC 450, “Contingencies,” which requires that an estimated loss from a loss contingency be accrued by a charge to income if it is both probable that an asset has been impaired or that a liability has been incurred and that the amount of the loss can be reasonably estimated.

Foreign Currency Translation

The Company transacts business globally and is subject to risks associated with fluctuating foreign exchange rates. Approximately 50% of the Company’s consolidated revenue is derived from sales outside the U.S. This revenue is generated primarily from sales subsidiaries operating outside the U.S. in their respective countries and surrounding geographic areas. This revenue is primarily denominated in each subsidiary’s local functional currency, although certain sales are denominated in other currencies, including U.S. Dollars, the Euro or the Japanese Yen. These subsidiaries incur most of their expenses (other than intercompany expenses) in their local functional currencies. These currencies include Australian Dollars, British Pounds, Euros, Japanese Yen and Swiss Francs.

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

3D Systems Corporation

Notes To Consolidated Financial Statements — (Continued)

The operating results of the Company’s foreign subsidiaries are translated to U.S. Dollars based on the average conversion rate for the related period. Gains and losses resulting from these conversions are recorded in accumulated other comprehensive income in the consolidated balance sheets.

Gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than the functional currency of the Company or a subsidiary) are included in the consolidated statements of income and other comprehensive income, except for intercompany receivables and payables for which settlement is not planned or anticipated in the foreseeable future, which are included as a component of accumulated other comprehensive income in the consolidated balance sheets.

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

The Company does not purchase, hold or sell derivative financial instruments for trading or speculative purposes. The Company has elected not to prepare and maintain the documentation to qualify for hedge accounting treatment under ASC 815, “Derivatives and Hedging,” and therefore, all gains and losses (realized or unrealized) related to derivative instruments are recognized in interest and other income (expense), net in the consolidated statements of income and other comprehensive income and depending on the fair value at the end of the reporting period, derivatives are recorded either in prepaid and other current assets or in accrued liabilities in the consolidated balance sheets.

The Company and its subsidiaries conduct business in various countries using both their functional currencies and other currencies to effect cross border transactions. As a result, they are subject to the risk that fluctuations in foreign exchange rates between the dates that those transactions are entered into and their respective settlement dates will result in a foreign exchange gain or loss. When practicable, the Company endeavors to match assets and liabilities in the same currency on its U.S. balance sheet and those of its subsidiaries in order to reduce these risks. The Company, when it considers it to be appropriate, enters into foreign currency contracts to hedge the exposures arising from those transactions. The total impact of foreign currency related items on the consolidated statements of income and other comprehensive income was a net loss of $118 for 2011, a net loss of $319 for 2010 and a net loss of $104 for 2009.

The Company is exposed to credit risk if the counterparties to such transactions are unable to perform their obligations. However, the Company seeks to minimize such risk by entering into transactions with counterparties that are believed to be creditworthy financial institutions.

The 5.50% senior convertible notes provide the noteholders with certain rights that the Company considers to be embedded derivatives. Embedded derivatives could be required to be bifurcated and accounted for separately from the underlying notes. The Company evaluated the embedded derivatives and determined they were not required to be bifurcated.

Research and Development Costs

Research and development costs are expensed as incurred.

Earnings per Share

Basic net income per share is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed by dividing net income, as adjusted for the assumed issuance of all dilutive shares, by the weighted

3D Systems Corporation

Notes To Consolidated Financial Statements — (Continued)

average number of shares of common stock outstanding plus the number of additional common shares that would have been outstanding if all dilutive common shares issuable upon exercise of outstanding stock options or conversion of convertible securities had been issued. Common shares related to stock options are excluded from the computation when their effect is anti-dilutive, that is, when their inclusion would increase the Company’s net income per share or reduce its net loss per share. The average outstanding diluted shares calculation also excludes shares that may be issued upon conversion of the outstanding senior convertible notes because their conversion price exceeded the market price of the shares at December 31, 2011.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expenses were $1,561, $816 and $523 for the years ended December 31, 2011, 2010 and 2009, respectively.

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

During the second quarter of 2011, based upon the Company’s recent results of operations and its expected profitability in the future, the Company concluded that it is more likely than not that a portion of its U.S. net deferred tax assets will be realized.

3D Systems Corporation

Notes To Consolidated Financial Statements — (Continued)

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

Recent Accounting Pronouncements

Accounting Standards Implemented in 2011

In October 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force,” to provide amendments to the criteria in Subtopic 609-24 of the Codification for separating consideration into multiple-deliverable revenue arrangements. ASU 2009-13 establishes a selling price hierarchy for determining the selling price of each specific deliverable, which includes vendor-specific objective evidence (“VSOE”) if available, third party evidence if VSOE is not available or estimated selling price if neither VSOE nor third party evidence is available. ASU 2009-13 also eliminates the residual method for allocating revenue between the elements of an arrangement and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the arrangement proportionally to each deliverable on the basis of each deliverable’s selling price. This Update expands the disclosure requirements regarding a vendor’s multiple-deliverable revenue arrangements. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. This standard became effective for the Company beginning in January 2011 and impacted the timing of revenue recognition and the allocation of discounts for multiple element sales. ASU 2009-13 requires the discount on a multiple element sale to be allocated ratably, which may accelerate the timing of recognizing revenue on certain elements. As a result, the gross profit margins allocated to each revenue category may have shifted among revenue categories; however, overall gross profit margin was not impacted in the Company’s consolidated financial statements. Adoption resulted in a positive impact on the gross profit margin of printers and other products, which was offset by a negative impact on materials and services gross profit margins.

In October 2009, the FASB issued ASU 2009-14, “Certain Revenue Arrangements That Include Software Elements — a consensus of the FASB Emerging Issues Task Force.” This Update removes tangible products containing software components and nonsoftware components that function together to deliver the tangible product’s essential functionality from the scope of the software revenue guidance in Subtopic 985-605 of the Codification. Additionally, ASU 2009-14 provides guidance on how a vendor should allocate arrangement consideration to deliverables in an arrangement that includes both tangible products and software that is not essential to the product’s functionality. ASU 2009-14 requires the same expanded disclosures that are included within ASU 2009-13. ASU 2009-14 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. A company is required to adopt the amendments in both ASU 2009-13 and ASU 2009-14 in the same period using the same transition method. This update may allow some companies to recognize revenue on transactions that involve multiple deliverables earlier than under previous standards. This standard became effective for the Company beginning in January 2011 and did not have a significant impact on the Company’s consolidated financial statements.

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

3D Systems Corporation

Notes To Consolidated Financial Statements — (Continued)

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

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income.” ASU 2011-05 eliminates the current option to report other comprehensive income and its components in the statement of changes in equity and requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In addition, it requires entities to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statements where the components of net income and the components of other comprehensive income are presented. ASU 2011-05 will become effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The standard was adopted by the Company in January 2011. Since this standard affects disclosure requirements only, its adoption did not have a significant impact on the Company’s consolidated financial statements.

New Accounting Standards to be Implemented

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

In September 2011, the FASB issued ASU 2011-8, “Intangibles — Goodwill and Other (Topic 350).” ASU 2011-8 is intended to simplify the testing of goodwill for impairment by permitting an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. ASU 2011-8 will become effective for fiscal years beginning after December 15, 2011, with early adoption permitted in limited circumstances. The standard will become effective for the Company in January 2012 and the adoption is not expected to have a significant impact on the Company’s consolidated financial statements.

In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in ASU 2011-5. ASU 2011-12 defers the effective date pertaining to reclassification adjustments out of accumulated other comprehensive income in ASU 2011-5. Entities should continue to report reclassification adjustments out of accumulated other comprehensive income consistent with the presentation requirements before ASU 2011-5. All other requirements in ASU 2011-5 are not affected by this Update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. ASU 2011-12 will become effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The standard will become effective for the Company in January 2012. Since this standard affects disclosure requirements only, its adoption will not have a significant impact on the Company’s consolidated financial statements.

No other new accounting pronouncements issued or effective during 2011 have had or are expected to have a significant impact on the Company’s consolidated financial statements.

3D Systems Corporation

Notes To Consolidated Financial Statements — (Continued)

Note 3    Acquisitions

Fiscal Year 2011 Acquisitions

On January 5, 2011, the Company acquired the assets of National RP Support, Inc. (“NRPS”). NRPS is a provider of customer support services and a factory-authorized source of parts, maintenance, and other services for 3D Systems’ equipment. NRPS operations have been integrated into the Company and included in services revenue. The fair value of the consideration paid for this acquisition was $5,550, all of which was paid in cash, and was allocated to the assets purchased and liabilities assumed based on their estimated fair values as of the acquisition date, and is included in the table below which summarizes 2011 acquisitions.

On February 22, 2011, the Company acquired the shares of Quickparts.com, Inc. (“Quickparts”). Quickparts is a custom parts services company. Quickparts operations have been integrated into the Company and included in services revenue. The fair value of the consideration paid for this acquisition, net of cash acquired, was $22,775, all of which was paid in cash, and was allocated to the assets purchased and liabilities assumed, based on the estimated fair values at the date of acquisition, and is included in the table below which summarizes 2011 acquisitions.

On March 8, 2011, the Company acquired the assets of Accelerated Technologies, Inc (“ATI”). ATI is a custom parts services company. ATI operations have been integrated into the Company and included in services revenue. The fair value of the consideration paid for this acquisition, net of cash acquired, was $1,000, all of which was paid in cash, and was allocated to the assets purchased and liabilities assumed based on their estimated fair values as of the acquisition date, and is included in the table below which summarizes 2011 acquisitions.

On April 13, 2011, the Company acquired the assets of Print3D Corporation (“Print3D”), a startup company that develops custom parts services for Computer Aided Design (“CAD”) users through advanced desktop tools that integrate directly into their design environment. Print3D operations have been integrated into the Company and future revenue will be included in services revenue. The fair value of the consideration paid for this acquisition, net of cash acquired, was $1,250 and was allocated to the assets purchased based on the estimated fair values at the date of acquisition, and is included in the table below which summarizes 2011 acquisitions. Of the consideration, $1,000 was paid in cash and $250 was paid in shares of the Company’s common stock. These shares were issued in a private transaction exempt from registration under the Securities Act of 1933.

Subject to the terms and conditions of the acquisition agreement, the sellers have the right to earn an additional amount of up to approximately $8,925, pursuant to an earnout formula set forth in the acquisition agreement, for a period of thirty-six months, which commenced on June 1, 2011. As of December 31, 2011, an accrued liability was not recorded for the earnout.

On April 14, 2011, the Company acquired the assets of Sycode, a software development company based in India. Sycode specializes in providing plug-ins for all commercially available CAD packages. Sycode operations have been integrated into the Company and future revenue will be included in printers and other products revenue. The fair value of the consideration paid for this acquisition, net of cash acquired, was $500, all of which was paid in cash, and was allocated to the assets purchased based on the estimated fair values at the date of acquisition, and is included in the table below which summarizes 2011 acquisitions.

On May 6, 2011, the Company acquired the assets of The3dStudio.com, Inc (“3dStudio”), a provider of 3D and 2D digital media libraries, offering resources and expert support through a vibrant online marketplace exchange for consumers and professionals. 3dStudio operations have been integrated into the Company and included in services revenue. The fair value of the consideration paid for this acquisition, net of cash acquired, was $2,500 and was allocated to the assets purchased and liabilities assumed based on the estimated fair values at the date of acquisition, and is included in the table below which summarizes 2011 acquisitions. Of the consideration, $1,875 was paid in cash and $625 was paid in shares of the Company’s common stock. These shares were issued in a private transaction exempt from registration under the Securities Act of 1933.

3D Systems Corporation

Notes To Consolidated Financial Statements — (Continued)

On May 12, 2011, the Company acquired the shares of Freedom Of Creation (“FOC”), based in the Netherlands, a provider of printable collections of innovative and practical 3D content, including products commercialized by fashion and design labels. FOC operations have been integrated into the Company and included in services revenue. The fair value of the consideration paid for this acquisition, net of cash acquired, was $2,286 and was allocated to the assets purchased and liabilities assumed based on the estimated fair values at the date of acquisition, and is included in the table below which summarizes 2011 acquisitions. Of the consideration, $1,136 was paid in cash and $1,150 was paid in shares of the Company’s common stock. These shares were issued in a private transaction exempt from registration under the Securities Act of 1933.

On July 19, 2011, the Company acquired the assets of Alibre Inc. (“Alibre”), a provider of design productivity solutions. Alibre’s operations have been integrated into the Company and future revenue will be included in printers and other products and services revenue. The fair value of the consideration paid for this acquisition was $3,800, all of which was paid in cash and was allocated to the assets purchased and liabilities assumed, based on the estimated fair values at the date of acquisition, and is included in the table below which summarizes 2011 acquisitions.

On August 9, 2011, the Company acquired certain assets of Content Media, Inc. related to the Botmill printer (“Botmill”). Botmill is a manufacturer of desktop 3D printers, kits, materials and accessories. Botmill’s operations have been integrated into the Company and future revenue will be included in printers and other products revenue. The fair value of the consideration paid for this acquisition was $17, all of which was paid in cash, and was allocated to the assets purchased based on the estimated fair values at the date of acquisition, and is included in the table below which summarizes 2011 acquisitions.

Subject to the terms and conditions of the acquisition agreement, the sellers have the right to earn an additional amount up to a maximum of $1,000, pursuant to an earn-out formula set forth in the acquisition agreement, for a period of three years, which commenced on September 1, 2011. As of December 31, 2011, no accrued liability was recorded for the earnout. The Company will re-evaluate the earnout in future periods to determine if a liability is to be accrued.

On September 20, 2011, the Company acquired the shares of Formero Pty, Ltd. and its wholly-owned subsidiary XYZ Innovation (“Formero”). Formero, based in Australia, with an additional office in China, is a provider of on-demand custom parts services and a distributor of 3D printers. Formero’s operations have been integrated into the Company and included in services revenue and printers and other products revenue. The fair value of the consideration paid for this acquisition, net of cash acquired, was $5,967 and was allocated to the assets purchased and liabilities assumed, based on the estimated fair values at the date of acquisition, and is included in the table below which summarizes 2011 acquisitions. Of the consideration, $4,967 was paid in cash and $1,000 was paid in shares of the Company’s common stock. These shares were issued in a private transaction exempt from registration under the Securities Act of 1933.

Subject to the terms and conditions of the Formero acquisition agreement, the sellers have the right to earn an additional amount of up to a maximum of approximately $2,012, based on the exchange rate at the date of acquisition, pursuant to an earn-out formula set forth in the acquisition agreement, for a period of three years, which commenced on October 1, 2011. As of December 31, 2011, an accrued liability of approximately $1,862, based on the exchange rate at the date of acquisition, was recorded for the earnout. The earnout was determined to be acquisition consideration and therefore is reflected as part of goodwill.

On October 4, 2011, the Company acquired the shares of Kemo Modelmakerij B.V. (“Kemo”). Kemo, based in the Netherlands, is a provider of on-demand custom parts services. Kemo’s operations have been integrated into the Company and revenue is recorded in services revenue. The fair value of the consideration paid for this acquisition, net of cash acquired, was approximately $3,719, based on the exchange rate at the date of acquisition, all of which was paid in cash, and was allocated to the assets purchased and liabilities assumed based on the estimated fair values at the date of acquisition, and is included in the table below which summarizes 2011 acquisitions.

3D Systems Corporation

Notes To Consolidated Financial Statements — (Continued)

On November 1, 2011, the Company acquired the RenShape® stereolithography print materials and Digitalis® rapid manufacturing 3D printer product line from the Advanced Materials Division of Huntsman Corporation (“Huntsman”). Huntsman’s print materials operations have been integrated into the Company and future revenue will be included in printers and other products revenue. The 3D printer product line is currently being evaluated by the Company to determine commercialization of the product or integration into the Company’s ongoing research and development. The fair value of the consideration paid for this acquisition was $41,286 all of which was paid in cash, and was allocated to the assets purchased based on the estimated fair values at the date of acquisition, and is included in the table below which summarizes 2011 acquisitions.

Quickparts, the only significant acquisition in 2011, has been recorded in the services category of the Company’s consolidated financial statements since the date of acquisition. Revenue for Quickparts for 2011 was $24,127 and operating income was $2,799.

If the 2011 acquisition of Quickparts had been included in the Company’s results of operations since January 1, 2010, the consolidated revenue for 2011 and 2010 would have been $233,612 and $185,055, respectively. Net income would have been $34,144 and $20,102 for 2011 and 2010. The unaudited pro forma results provided reflect certain adjustments related to the acquisitions, such as amortization expense on intangible assets acquired, and do not include any cost synergies or other effects of the integration of the acquisition. These pro forma amounts are not necessarily indicative of the results that would have occurred if the acquisition had been completed at the beginning of 2010, nor are they indicative of the future operating results from the combined companies.

The amounts related to the acquisition of these businesses were allocated to the assets acquired and the liabilities assumed as follows:

(in thousands)	December 31, 2011
Property and equipment	$3,597
Intangible assets	89,881
Other assets, net of cash acquired and liabilities assumed	(2,828)

Net assets acquired	$90,650

Subsequent Acquisitions

On November 21, 2011 the Company entered into an agreement to acquire Z Corporation (“Z Corp”) and Vidar Systems (“Vidar”), located in Burlington, MA and Herndon, VA, respectively, and on January 3, 2012, the Company completed the acquisition of Z Corp and Vidar. Z Corp is a leading provider of personal and professional 3D printers, 3D scanners, and proprietary print materials and services. Vidar is a leading provider of medical film scanners that digitize film for radiology, oncology, mammography and dental applications. The Company is in the process of integrating Z Corp and Vidar. The fair value of the consideration paid for this acquisition was $135,488, net of cash acquired, and will be allocated to the assets purchased and liabilities assumed based on their estimated fair values as of the acquisition date. Due to the timing of this acquisition, at the time of this filing the Company is in the process of allocating the fair value of assets purchased, liabilities assumed and other intangibles identified as of the acquisition date, with any excess to be recorded as goodwill.

Fiscal 2010 Acquisitions

On February 16, 2010, the Company acquired the assets of Moeller Design and Development, Inc. (“Moeller Design”) in Seattle, Washington. Moeller Design is a provider of premium precision investment casting services and prototyping for aerospace and medical device applications. The Company acquired Moeller Design for its premium parts capabilities and to expand the geographic footprint of its 3Dproparts™ service to the West Coast. Moeller Design has been integrated into the Company’s 3Dproparts™ service. The fair value of

3D Systems Corporation

Notes To Consolidated Financial Statements — (Continued)

the consideration paid for this acquisition was $3,600 and was allocated to the assets purchased and liabilities assumed based on their estimated fair values as of the acquisition date and is included in the table below which summarizes 2010 acquisitions. In addition, there was a bargain purchase gain for $37. Of the $3,600 consideration, $2,600 was paid in cash and $1,000 was paid in shares of the Company’s common stock. These shares were issued in a private transaction exempt from registration under the Securities Act of 1933.

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

On April 6, 2010, the Company acquired the assets of Design Prototyping Technologies, Inc. (“DPT”) in Syracuse, New York. DPT is a provider of fast turnaround functional parts and prototypes. The Company acquired DPT to enhance its online offerings for its 3Dproparts™ service. DPT has been integrated into the Company’s 3Dproparts™ service. The fair value of the consideration paid for this acquisition was $3,600 and was allocated to the assets purchased and liabilities assumed based on their estimated fair values as of the acquisition date and is included in the table below which summarizes 2010 acquisitions. Of the $3,600 consideration, $3,000 was paid in cash and $600 was paid in shares of the Company’s common stock. These shares were issued in a private transaction exempt from registration under the Securities Act of 1933.

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

On July 7, 2010, the Company acquired the assets of CEP S.A. and its affiliate, Protometal S.A. (collectively “CEP”), rapid prototyping and printed part service providers located in Joué l’Abbé, France. The Company acquired CEP to augment and expand its 3Dproparts™ business in Europe. CEP has been integrated into the Company’s 3Dproparts™ service. The fair value of the consideration paid for this acquisition, net of cash acquired, was $3,502 and was allocated to the assets purchased and liabilities assumed based on their estimated fair values as of the acquisition date and is included in the table below which summarizes 2010 acquisitions. Of the $3,502 consideration, $2,426 was paid in cash and $1,076 was paid in shares of the Company’s common stock. These shares were issued in a private transaction exempt from registration under the Securities Act of 1933.

In connection with the CEP acquisition, the Company entered into lease agreements, pursuant to which the Company agreed to lease two facilities at which CEP’s operations are conducted. The leases current terms extend until June 30, 2012 and December 14, 2014, respectively, at which points the Company has certain renewal options.

On September 16, 2010, the Company acquired the assets of Express Pattern, Inc. (“Express Pattern”) in Vernon Hills, Illinois. Express Pattern is a provider of rapid prototyping, direct patterns for investment casting and manufacturing services. The Company acquired Express Pattern as part of the Company’s continued expansion of its 3Dproparts™ service. Express Pattern has been integrated into the Company’s 3Dproparts™ service. The fair value of the consideration paid for this acquisition was $1,650 and was allocated to the assets purchased and liabilities assumed based on their estimated fair values as of the acquisition date and is included in the table below which summarizes 2010 acquisitions. Of the $1,650 consideration, $1,400 was paid in cash and $250 was paid in shares of the Company’s common stock. These shares were issued in a private transaction exempt from registration under the Securities Act of 1933.

3D Systems Corporation

Notes To Consolidated Financial Statements — (Continued)

On October 5, 2010, the Company acquired the shares of Bits From Bytes Limited (“Bits From Bytes”) located near Bristol, England. Bits From Bytes is a producer of personal 3D printers and printer kits. Bits From Bytes has been integrated into the Company. Based on the exchange rate at the date of acquisition, the fair value of the consideration paid for this acquisition, net of cash acquired, was $2,185, of which $1,592 was paid in cash and $593 was paid in shares of the Company’s common stock, all of which was allocated to the assets purchased and liabilities assumed based on their estimated fair values as of the acquisition date and is included in the table below which summarizes 2010 acquisitions. These shares were issued in a private transaction exempt from registration under the Securities Act of 1933.

Subject to the terms and conditions of the acquisition agreement, the sellers have the right to deferred payments of approximately $1,420, based on the exchange rate at December 31, 2011, pursuant to details set forth in the acquisition agreement for a period of three years which commenced December 31, 2011. See Note 18 to the consolidated financial statements.

On October 12, 2010, the Company acquired the shares of Provel, S.r.l. (“Provel”). Provel is an Italian provider of rapid protyping, tooling and printed parts services located near Turin, Italy. The Company acquired Provel as part of its continued expansion of its 3Dproparts™ service in Europe. Provel has been integrated into the Company’s 3Dproparts™ service. Based on the exchange rate at the date of acquisition, the fair value of the consideration paid for this acquisition, net of cash acquired, was $11,955, of which $6,848 was paid in cash and $1,387 was paid in shares at closing, with a second installment of $3,720 paid October 2011, all of which was allocated to the assets purchased and liabilities assumed based on their estimated fair values as of the acquisition date and is included in the table below which summarizes 2010 acquisitions. The shares were issued in a private transaction exempt from registration under the Securities Act of 1933.

Subject to the terms and conditions of the acquisition agreement, the sellers have the right to earn an additional amount up to approximately $1,392, based on the exchange rate at the date of acquisition, pursuant to an earnout formula set forth in the acquisition agreement, for a period of twelve months, which commenced on February 1, 2011. The fair value of consideration was allocated to the assets purchased and liabilities assumed based on their estimated fair values as of the date of acquisition. As of December 31, 2011, no accrued liability was recorded for the earnout.

Provel S.r.l., the only significant acquisition in 2010, has been recorded in the Services category of the Company’s consolidated financial statements since the date of acquisition. Revenue for Provel for 2010 was $1,117 and operating income was $257.

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

All the other acquisitions the Company completed in 2010 were not material, either individually or in aggregate; therefore, no pro forma financial information is provided for these acquisitions. Moeller Design and Development, Inc., Design Prototyping Technologies, Inc, CEP S.A., Protometal S.A. and Express Pattern, Inc. have been recorded in the Services category in the Company’s consolidated financial statements since the date of acquisition. Bits From Bytes Limited has been recorded in the Printers and other products category in the Company’s consolidated financial statements since the period of acquisition.

3D Systems Corporation

Notes To Consolidated Financial Statements — (Continued)

The amounts related to the acquisition of these businesses were allocated to the assets acquired and the liabilities assumed as follows:

(in thousands)	December 31, 2010
Property and equipment	$5,523
Intangible assets	25,932
Other assets, net of cash acquired and liabilities assumed	(4,926)
Gain from bargain purchase	(37)

Net assets acquired	$26,492

Note 4    Inventories

Components of inventories, net at December 31, 2011 and 2010 are as follows:

(in thousands)	2011	2010
Raw materials	$8,797	$6,742
Work in process	606	195
Finished goods	18,422	19,079

Total cost	27,825	26,016
Less: reserves	(2,542)	(2,205)

Inventories, net	$25,283	$23,811

Note 5    Property and Equipment

Property and equipment at December 31, 2011 and 2010 are summarized as follows:

(in thousands)	2011	2010	Useful Life (in years)
Land	$541	$152	N/A
Building	9,204	9,574	25
Machinery and equipment	36,773	30,460	3-7
Capitalized software — ERP	3,141	3,143	5
Office furniture and equipment	3,138	3,051	5
Leasehold improvements	5,996	5,504	Life of Lease	(1)
Rental equipment	56	506	5
Construction in progress	980	980	N/A

Total property and equipment	59,829	53,370
Less: Accumulated depreciation and amortization	(30,235)	(25,701)

Total property and equipment, net	$29,594	$27,669

(1)	Leasehold improvements are amortized on a straight-line basis over the shorter of (i) their estimated useful lives and (ii) the estimated or contractual life of the related lease.

Depreciation expense for 2011, 2010 and 2009 was $6,267, $6,118 and $4,882, respectively.

3D Systems Corporation

Notes To Consolidated Financial Statements — (Continued)

Capitalized leases related to buildings had a cost of $8,496 at December 31, 2011 and 2010. Capitalized leases related to office furniture and equipment had a cost of $24 at December 31, 2011 and $542 at December 31, 2010.

For the year ended December 31, 2011, the Company recognized software amortization expense of $225 for enterprise resource planning (“ERP”) system capitalization costs compared to $537 for the years ended December 31, 2010 and 2009.

Note 6    Intangible Assets

Intangible assets other than goodwill at December 31, 2011 and December 31, 2010 are as follows:

	2011			2010
(in thousands)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Licenses	$5,875	$(5,875)	$—	$5,875	$(5,875)	$—
Patent costs	16,379	(13,846)	2,533	16,296	(13,632)	2,664
Acquired technology	11,015	(10,345)	670	11,064	(10,304)	760
Internally developed software	17,847	(9,983)	7,864	9,984	(8,936)	1,048
Customer relationships	32,974	(1,798)	31,176	10,253	(300)	9,953
Non-compete agreements	8,976	(1,890)	7,086	3,875	(840)	3,035
Trade names	4,651	(180)	4,471	883	(68)	815
Other	1,986	(1,746)	240	974	(974)	—

Total	$99,703	$(45,663)	$54,040	$59,204	$(40,929)	$18,275

During 2011, 2010 and 2009, the Company capitalized $336, $302 and $223, respectively, for costs incurred to acquire, develop and extend patents in the United States and various other countries. Amortization of such previously capitalized patent costs was $237 in 2011, $474 in 2010 and $829 in 2009.

At December 31, 2011, the gross acquired technology balance was $11,015. Acquired technology decreased $49 in 2011 from $11,064 in 2010 due to foreign currency exchange effects. The related accumulated amortization increased $41, net of foreign currency exchange impacts.

The Company had $50,837 and $14,851 of other net intangible assets, consisting of internally developed software, non-compete agreements, customer relationships and trade names and other intangibles from acquisitions, as of December 31, 2011 and 2010, respectively. Internally developed software also includes certain software costs that relate to developed software the Company obtained through acquisitions. Acquisition activities during the year ended December 31, 2011 yielded $40,832 of other intangible assets compared to $16,108 in 2010. Amortization expense related to such intangible assets was $4,588, $928 and $175 for the years ended December 31, 2011, 2010 and 2009, respectively. Amortization of these intangible assets is calculated on a straight-line basis over a five year life.

Annual amortization expense for intangible assets is expected to be $7,093 in 2012, $7,004 in 2013, $6,981 in 2014, $6,826 in 2015 and $5,680 in 2016.

3D Systems Corporation

Notes To Consolidated Financial Statements — (Continued)

Note 7    Goodwill

The following are the changes in the carrying amount of goodwill by geographic reporting unit:

(in thousands)	U.S.	Europe	Asia- Pacific	Total
Balance at January 1, 2010	$19,013	$22,787	$6,930	$48,730
Effect of foreign currency exchange rates	—	415	—	415
Goodwill acquired through acquisitions	934	8,899	—	9,833

Balance at December 31, 2010	19,947	32,101	6,930	58,978
Effect of foreign currency exchange rates	—	(638)	14	(624)
Goodwill acquired through acquisitions	41,365	3,026	4,906	49,297

Balance at December 31, 2011	$61,312	$34,489	$11,850	$107,651

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

Note 8    Employee Benefits

The Company sponsors a Section 401(k) plan (the “Plan”) covering substantially all its eligible U.S. employees. The Plan entitles eligible employees to make contributions to the Plan after meeting certain eligibility requirements. Contributions are limited to the maximum contribution allowances permitted under the Internal Revenue Code. The Company matches 50% of the employee contributions up to a maximum of $3 as set forth in the Plan. The Company may also make discretionary contributions to the Plan, which would be allocable to participants in accordance with the Plan. For the years ended December 31, 2011, 2010 and 2009, the Company expensed $241, $224 and $187, respectively, for matching contributions to the Plan.

The Company also sponsors a Section 401(k) plan covering eligible employees of Quickparts (the “Quickparts Plan”), which was acquired in early 2011. The Quickparts Plan entitles eligible employees to make contributions to the Quickparts Plan after meeting certain eligibility requirements. Contributions are limited to the maximum contribution allowances permitted under the Internal Revenue Code. The Company does not match the employee contributions; therefore, the Company had no expense for matching contributions to the Quickparts Plan.

3D Systems Corporation

Notes To Consolidated Financial Statements — (Continued)

Note 9    Accrued and Other Liabilities

Accrued liabilities at December 31, 2011 and 2010 are as follows:

(in thousands)	2011	2010
Compensation and benefits	$7,036	$6,786
Vendor accruals	1,640	2,259
Accrued professional fees	326	451
Accrued taxes	3,500	3,102
Royalties payable	302	439
Accrued interest	950	48
Contractual obligations due to acquisitions	1,384	4,356
Non-contractual obligation to repurchase	—	27
Accrued other	1,678	501

Total	$16,816	$17,969

Other liabilities at December 31, 2011 and 2010 are summarized below:

(in thousands)	2011	2010
Defined benefit pension obligation. See Note 16	$3,884	$3,394
Long-term tax liability	827	756
Earnouts and deferred payments related to acquisitions	1,898	2,660
Other long-term liabilities	3,838	3,151

Total	$10,447	$9,961

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

The carrying amounts and fair values of the Company’s other financial instruments at December 31, 2011 and 2010 were as follows:

	2011		2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Grand Junction note receivable	$1,918	$1,474	$1,267	$1,374
5.5% convertible senior notes	131,107	136,837	—	—

In December 2008, the Company sold its Grand Junction, Colorado facility for $5,500, consisting of $3,500 of cash proceeds (before deducting closing costs) and a zero interest five-year promissory note from the buyer. The Company discounted the note receivable by $1,017, reducing the net gain on the sale to $636. In accordance with ASC 360.20 “Real Estate Sales,” the Company has not recognized this gain on the sale of its Grand Junction facility as of December 31, 2011. The carrying value of the long-term receivable, net of the discount and deferred gain is recorded in “Other assets, net.” None of the gain will be recognized until the earlier of (i) the sale of the property securing the note by the buyer, or (ii) repayment of the promissory note by the buyer.

3D Systems Corporation

Notes To Consolidated Financial Statements — (Continued)

The note is secured by (i) a guarantee from the principals of the entity that purchased the facility and (ii) a second deed of trust on the facility.

The fair value of the Grand Junction note receivable was calculated at December 31, 2011 and 2010 by discounting the remaining payments using a discount rate of 13.78% and 14.49%, respectively. This rate was derived by taking the risk-free interest rate for similar maturities and adding an estimated risk premium intended to reflect the credit risk.

In the fourth quarter of 2011, the Company entered into an indenture under which we privately placed $152,000 of 5.50% Senior Convertible Notes due December 15, 2016 with institutional and accredited investors. The estimated fair value of the fixed-rate convertible notes in the table above differ from the amounts reflected on the balance sheet based on the difference between the mandatory redemption value and the market value of the notes. The interest rate used to discount the contractual payments associated with the debentures was 5.88% for 2011.

The foregoing estimates are subjective and involve uncertainties and matters of significant judgment. Changes in assumptions could significantly affect the Company’s estimates.

The Company conducts business in various countries using both the functional currencies of those countries and other currencies to effect cross border transactions. As a result, the Company is subject to the risk that fluctuations in foreign exchange rates between the dates that those transactions are entered into and their respective settlement dates will result in a foreign exchange gain or loss. When practicable, the Company endeavors to match assets and liabilities in the same currency on its balance sheet and those of its subsidiaries in order to reduce these risks. When appropriate, the Company enters into foreign currency contracts to hedge exposures arising from those transactions. The Company has elected not to prepare and maintain the documentation to qualify for hedge accounting treatment under ASC 815, “Derivatives and Hedging,” and therefore, all gains and losses (realized or unrealized) are recognized in “Interest and other expense, net” in the consolidated statements of income and other comprehensive income. Depending on their fair value at the end of the reporting period, derivatives are recorded either in prepaid expenses and other current assets or in accrued liabilities on the consolidated balance sheet.

The total impact of foreign currency related items on the consolidated statements of income and other comprehensive income were losses of $118, $319 and $104 for 2011, 2010 and 2009, respectively.

Note 11    Borrowings

5.5% senior convertible notes and interest expense

In November 2011, the Company completed the private placement of $152,000 of 5.50% senior convertible notes due in December 2016. The net proceeds of these notes were used to pay the purchase price for the Z Corp and Vidar acquisitions and for general corporate purposes. The Company issued these notes under an indenture dated as of November 22, 2011 at a price of 98% of the $152,000 aggregate principal amount. After deducting this original issue discount and commissions provided for on the placement of the notes, the net proceeds of this private placement amounted to $145,366. These notes are senior unsecured obligations and rank equal in right of payment with all the Company’s existing and future senior unsecured indebtedness. They are also senior in right of payment to any subordinated indebtedness that the Company may incur in the future.

In May 2008, the FASB issued guidance contained in ASC Topic 470-20, “Debt with Conversion and Other Options” which applies to all convertible debt instruments that have a “net settlement feature”, which means that such convertible debt instruments, by their terms, may be settled either wholly or partially in cash upon conversion. This topic requires issuers of convertible debt instruments that may be settled wholly or partially in cash upon conversion to separately account for the liability and equity components in a manner reflective of the issuers’ non-convertible debt borrowing rate.

3D Systems Corporation

Notes To Consolidated Financial Statements — (Continued)

The company recognized the estimated equity component of the convertible notes of $18,210 in additional paid-in capital. In addition, the company allocated $440 of unamortized debt issuance costs to the equity component and recognized this amount as a reduction to additional paid-in capital. The company also recognized a discount on convertible notes of $3,040, which is being amortized as non-cash interest expense over the life of the notes.

The company also recognized a deferred tax liability of $7,200 as the tax effect of the basis difference between carrying values and tax basis of the convertible notes. The carrying value of this deferred tax liability offset certain net deferred tax assets for determining valuation allowances against those deferred tax assets. See Note 21 to the consolidated financial statements.

At December 31, 2011, the carrying amount of the equity component recognized upon adoption was $17,770. The following table summarizes the principal amounts and related unamortized discount on convertible notes:

(in thousands)	2011	2010
Principal amount of convertible notes	$152,000	$—
Unamortized discount on convertible notes	(20,893)	—

Net carrying value	$131,107	$—

The following table summarizes other information related to the convertible notes:

(in years)
Total amortization period for debt discount	5 years
Remaining amortization period for debt discount	5 years
Effective interest rates on convertible notes	9.51%

The following table summarizes interest costs recognized on convertible notes:

(in thousands)	2011	2010	2009
Contractual interest coupon	$906	$—	$—
Amortization of debt discount	409	—	—

Total	$1,315	$—	$—

These notes are convertible into shares of the Company’s Common Stock at an initial conversion rate equivalent to 46.6021 shares of Common Stock per $1 principal amount of notes, which represents an initial conversion rate of approximately $21.46 per share of Common Stock. The conversion rate is subject to adjustment in certain circumstances as more fully set forth in the indenture covering the notes.

If converted, the aggregate principal amount of the notes then outstanding may be settled in cash, shares of common stock, or a combination thereof, at the Company’s election. Subject to the terms of the indenture, holders may convert their notes at any time. The number of shares of common stock the notes are currently convertible into is approximately 7,084. In certain circumstances provided by the indenture, the number of shares of common stock issuable upon conversion of the notes may be increased, and with it the aggregate principal amount of the notes. Unless earlier repurchased, redeemed or converted, the notes will mature on December 15, 2016.

The notes were issued with an effective yield of 5.96% based upon an original issue discount at 98.0%. The net proceeds from the issuance of these Notes, after deducting original issue discount and capitalized issuance costs of $6,634, amounted to $145,366. The capitalized issuance costs are being amortized to interest expense over the life of the notes.

3D Systems Corporation

Notes To Consolidated Financial Statements — (Continued)

The notes accrue interest at the rate of 5.50% per year payable in cash semi-annually on June 15 and December 15 of each year, beginning June 15, 2012.

Redemption Features — convertible securities

Upon certain terms and conditions, the Company may elect to satisfy its conversion obligation with respect to the notes by paying cash, in whole or in part, for specified aggregate principal amount of the notes. In the event of certain types of fundamental changes, the Company will increase the conversion rate by a number of additional shares, up to a maximum of 9.031 shares, which equates to a conversion price of approximately $16.83 per share.

Interest Expense

Interest expense totaled $2,090 in 2011, compared to $587 in 2010 and $618 in 2009, while interest income totaled $51 in 2011, compared to $32 in 2010 and $9 in 2009, reflecting the combined effect of the issuance of the senior convertible notes, lower interest rates on investments, higher cash balances and the repayment of the industrial revenue bonds in 2009. For 2011, interest expense related to capital leases and the 5.50% senior convertible notes, while in 2010 and 2009, interest expense related to capital leases.

Note 12    Lease Obligations

The Company leases certain of its facilities and equipment under capitalized leases and other facilities and equipment under non-cancelable operating leases. The leases are generally on a net-rent basis, under which the Company pays taxes, maintenance and insurance. Leases that expire at various dates through 2031 are expected to be renewed or replaced by leases on other properties. Rental expense for the years ended December 31, 2011, 2010 and 2009 aggregated $2,738, $1,977 and $1,707, respectively.

The Company’s future minimum lease payments as of December 31, 2011 under capitalized leases and non-cancelable operating leases, with initial or remaining lease terms in excess of one year, were as follows:

(in thousands)	Capitalized Leases	Operating Leases
Years ending December 31:
2012	$696	$2,517
2013	696	1,502
2014	695	862
2015	706	735
2016	683	626
Later years	11,052	488

Total minimum lease payments	14,528	$6,730

Less amounts representing imputed interest	(6,756)

Present value of minimum lease payments	7,772
Less current portion of capitalized lease obligations	(163)

Capitalized lease obligations, excluding current portion	$7,609

Rock Hill Facility

The Company leases its current headquarters and research and development facility pursuant to a lease agreement with Lex Rock Hill, LP. After its initial term ending August 31, 2021, the lease provides the Company with the option to renew the lease for two additional five-year terms. The lease also grants the Company the right to cause Lex Rock Hill, subject to certain terms and conditions, to expand the leased premises during the term of the lease, in which case the term of the lease would be extended. The lease is a triple net lease and provides for

3D Systems Corporation

Notes To Consolidated Financial Statements — (Continued)

the payment of base rent of $669 in 2012 through 2015, $682 in 2016, including a rent escalation in 2016, $709 in 2017 through 2020 and $723 in 2021. Under the terms of the lease, the Company is obligated to pay all taxes, insurance, utilities and other operating costs with respect to the leased premises. The lease also grants the Company the right to purchase the leased premises and undeveloped land surrounding the leased premises on terms and conditions described more particularly in the lease. In 2011, the Company exercised its right to purchase the undeveloped land for $370. This lease is recorded as a capitalized lease obligation under ASC 840, “Leases.” The implicit interest rate at December 31, 2011 and 2010 was 6.93%.

Furniture and Fixtures Lease

The Company had a financing lease with a financial institution covering office furniture and fixtures which required the Company to make monthly payments through October 2011. In accordance with ASC 840, the Company recorded this lease as a capitalized lease. The implicit interest rate at December 31, 2010 was 8.05%.

Other Capital Lease Obligations

The Company leases other equipment with lease terms through August 2015. In accordance with ASC 840, the Company has recorded these leases as capitalized leases. The implicit interest rate at December 31, 2011 was 6.45% and at December 31, 2010 was 1.55%.

Note 13    Preferred Stock

The Company had 5,000 shares of preferred stock that were authorized but unissued at December 31, 2011 and 2010. In connection with the stockholders’ rights plan approved by the Company’s Board of Directors in December 2008, 1,000 shares of such preferred stock were authorized as Series A Preferred Stock. This Series A Preferred Stock and the stockholders’ rights plan were terminated by the Company’s Board of Directors on November 18, 2011.

Note 14    Stock-Based Compensation and Stockholders’ Rights Plan

Effective May 19, 2004, the Company adopted its 2004 Incentive Stock Plan (the “2004 Stock Plan”) and its 2004 Restricted Stock Plan for Non-Employee Directors (the “2004 Director Plan”). Effective upon the adoption of these Plans, all the Company’s previous stock option plans terminated, except with respect to options outstanding under those plans. As of December 31, 2011 and 2010, the aggregate number of shares of common stock underlying outstanding options issued under all previous stock option plans was 1,076 and 1,554, respectively, at an average exercise price per share of $3.76 and $4.34, respectively, with expiration dates through November 2013. All stock-based compensation expense for vested options was recognized prior to 2008.

In 2009, the maximum number of shares of common stock reserved for issuance under the 2004 Stock Plan was increased from 2,000 to 4,000. Total awards issued under this plan, net of repurchases, amounted to 384 shares of restricted stock in 2011, 284 shares of restricted stock in 2010, and 628 shares of restricted stock in 2009. The Company estimated the future value associated with awards granted in 2011, 2010 and 2009 as $8,007, $3,688 and $2,200, respectively, which is calculated based on the fair market value of the common stock on the date of grant less the amount paid by the recipient and is expensed over the vesting period of each award. The compensation expense recognized in 2011, 2010 and 2009 was $2,637, $1,149 and $1,044, respectively. Each of these awards was made with a vesting period of three years from the date of grant and required the recipient to pay the lesser of $1.00 for each share or an amount equal to ten percent of the fair market value of the Company’s common stock per share at the date of grant.

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

3D Systems Corporation

Notes To Consolidated Financial Statements — (Continued)

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

The 2004 Director Plan provides for the grant of up to 400 shares of common stock to non-employee directors (as defined in the Plan) of the Company, subject to adjustment in accordance with the terms of the Plan. The purpose of this Plan is to attract, retain and motivate non-employee directors of exceptional ability and to promote the common interests of directors and stockholders in enhancing the value of the Company’s common stock. Each non-employee director of the Company is eligible to participate in this Plan upon their election to the Board of Directors. The Plan provides for initial grants of 1 share of common stock to each newly elected non-employee director, annual grants of 3 shares of common stock as of the close of business on the date of each annual meeting of stockholders, and interim grants of 3 shares of common stock, or a pro rata portion thereof, to non-employee directors elected at meetings other than the annual meeting. Effective April 1, 2011, the Board of Directors amended this Plan to limit the value of any award of shares made to an eligible director to $50, valued on the date of the award. The issue price of common stock awarded under this Plan is equal to the par value per share of the common stock. The Company accounts for the fair value of awards of common stock made under this Plan, net of the issue price, as director compensation expense in the period in which the award is made. During the years ended December 31, 2011, 2010 and 2009, the Company recorded $300, $257 and $146, respectively, as director compensation expense in connection with awards of 16 shares in 2011, 36 shares in 2010 and 42 shares in 2009 of common stock made to the non-employee directors of the Company pursuant to this Plan.

As of December 31, 2011, 121 and 2,096 shares of common stock were available for future grants under the 2004 Director Plan and the 2004 Stock Plan, respectively. The status of the Company’s stock options is summarized below:

	2011		2010		2009
(shares and options in thousands)	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	1,554	$4.34	1,728	$4.60	1,772	$4.56
Exercised	(452)	5.61	(158)	7.13	(30)	2.82
Lapsed or canceled	(26)	6.72	(16)	5.34	(14)	3.36

Outstanding at end of year	1,076	$3.76	1,554	$4.34	1,728	$4.60

Options exercisable at end of year	1,076		1,554		1,728
Shares available for future option grants(1)	2,217		2,480		2,736

(1)	Assumes the issuance of options permitted by the 2004 Incentive Stock Plan.

3D Systems Corporation

Notes To Consolidated Financial Statements — (Continued)

The following table summarizes information about stock options outstanding at December 31, 2011:

	Options Outstanding			Options Exercisable
Range:	Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
(options in thousands)
$1.00 to $4.99	1,030	1.69	$3.62	1,030	$3.62
$5.00 to $9.99	46	.33	6.97	46	6.97
$10.00 to $14.99	—	—	—	—	—

	1,076	1.63	$3.76	1,076	$3.76

The intrinsic value of the Company’s 1,076 outstanding stock options amounted to $15,494 at December 31, 2011.

From December 2008 through November 2011, the Company maintained a stockholders’ rights plan (“the Rights Plan”). The Rights Plan included a right for holders of Common Stock to purchase Series A Preferred Stock, generally exercisable if a person or group commenced a tender or exchange offer for 15 percent or more of the Company’s Common Stock. The Series A Preferred Stock rights were terminated upon termination of the Rights Plan on November 15, 2011.

Note 15    Non-controlling Interest

In May 2009, the Company formed MQast, LLC (“MQast”), a joint venture with an unrelated third party. In accordance with ASC 810, “Consolidation,” the carrying value of the non-controlling interest was reported in the consolidated balance sheets as a separate component of equity, and both consolidated net income and comprehensive income were adjusted to include the net income attributable to the non-controlling interest. In March 2010, MQast became a wholly-owned subsidiary, and at December 31, 2010, there was no longer any income or equity attributable to the non-controlling interest.

Note 16    International Retirement Plan

The Company sponsors a non-contributory defined benefit pension plan for certain employees of a non-U.S. subsidiary initiated by a predecessor of the Company. The Company maintains insurance contracts that provide an annuity that is used to fund the current obligations under this plan. The net present value of that annuity was $2,536 and $2,394 as of December 31, 2011 and 2010, respectively. The net present value of that annuity is included in “Other assets, net” on the Company’s consolidated balance sheets at December 31, 2011 and 2010.

3D Systems Corporation

Notes To Consolidated Financial Statements — (Continued)

The following table provides a reconciliation of the changes in the projected benefit obligation for the years ended December 31, 2011 and 2010:

(in thousands)	2011	2010
Reconciliation of benefit obligations:
Obligations as of January 1	$3,448	$3,293
Service cost	114	155
Interest cost	196	174
Actuarial loss	397	94
Benefit payments	(56)	(54)
Effect of foreign currency exchange rate changes	(163)	(214)

Obligations as of December 31	$3,936	$3,448

Funded status as of December 31 (net of tax benefit)	$(3,936)	$(3,448)

The projected benefit obligation in the table above includes $397 and $94 of unrecognized net loss for the years ended December 31, 2011 and 2010, respectively. At December 31, 2011, the Company recorded this $397 loss, net of a $122 tax benefit, as a $275 adjustment to “Accumulated other comprehensive income” in accordance with ASC 715, “Compensation — Retirement Benefits.” At December 31, 2010, the Company recorded the $94 loss, net of a $29 tax benefit, as a $65 adjustment to “Accumulated other comprehensive income.” At December 31, 2009, the Company recorded the $86 loss, net of a $29 tax benefit, as a $57 adjustment to “Accumulated other comprehensive income.”

The Company has recognized the following amounts in the consolidated balance sheets at December 31, 2011 and 2010:

(in thousands)	2011	2010
Accrued liabilities	$52	$54
Other liabilities	3,884	3,394

Projected benefit obligation	3,936	3,448
Accumulated other comprehensive income	(194)	64

Total	$3,742	$3,512

The following projected benefit obligation and accumulated benefit obligation were estimated as of December 31, 2011 and 2010:

(in thousands)	2011	2010
Projected benefit obligation	$3,936	$3,448

Accumulated benefit obligation	$3,727	$3,252

3D Systems Corporation

Notes To Consolidated Financial Statements — (Continued)

The following table shows the components of net periodic benefit costs and other amounts recognized in other comprehensive income:

(in thousands)	2011	2010
Net periodic benefit cost:
Service cost	$114	$155
Interest cost	196	174

Total	$310	$329
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net loss	275	65

Total expense recognized in net periodic benefit cost and other comprehensive income	$585	$394

The following assumptions are used to determine benefit obligations as of December 31:

	2011	2010
Discount rate	4.90%	5.50%
Rate of compensation	1.50%	1.50%

The following benefit payments, including expected future service cost, are expected to be paid:

(in thousands)
Estimated future benefit payments:
2012	$119
2013	143
2014	146
2015	149
2016	168
2017 - 2021	999

3D Systems Corporation

Notes To Consolidated Financial Statements — (Continued)

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

Warranty Revenue Recognition

(in thousands)	Beginning Balance Deferred Warranty Revenue	Warranty Revenue Deferred	Warranty Revenue Recognized	Ending Balance Deferred Warranty Revenue

Year Ended December 31,
2011	$4,433	$4,210	$(5,549)	$3,094
2010	2,677	5,941	(4,185)	4,433
2009	3,075	3,417	(3,815)	2,677

Warranty Costs Incurred

(in thousands) Year Ended December 31,	Materials	Labor and Overhead	Total
2011	$2,020	$3,565	$5,585
2010	1,330	2,668	3,998
2009	1,288	2,476	3,764

3D Systems Corporation

Notes To Consolidated Financial Statements — (Continued)

Note 18    Computation of Net Income per Share

The Company presents basic and diluted earnings per share (“EPS”) amounts. Basic EPS is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the applicable period. Diluted EPS is calculated by dividing net income available to 3D Systems’ common stockholders by the weighted average number of common and common equivalent shares outstanding during the applicable period. The following table is a reconciliation of the numerator and denominator of the basic and diluted income per share computations for the years ended December 31, 2011, 2010 and 2009:

(in thousands, except per share amounts)	2011	2010	2009
Numerator:
Net income available to 3D Systems common stockholders: numerator for basic net income per share	$35,420	$19,566	$1,066
Add: Effect of dilutive securities
Stock options, other equity compensation, convertible redeemable preferred stock and debentures	—	—	—

Net income available to 3D Systems common stockholders: numerator for dilutive net income per share	$35,420	$19,566	$1,066

Denominator:
Denominator for basic net income per share: weighted average shares	49,748	46,168	45,088
Add: Effect of dilutive securities
Stock options, other equity compensation, convertible redeemable preferred stock and debentures	975	760	122

Denominator for dilutive net income per share(1)	50,723	46,928	45,210

Income per share
Basic	$0.71	$0.42	$0.02

Diluted	$0.70	$0. 42	$0.02

(1)

The average outstanding diluted shares calculation excludes options covering 708 shares in 2009 with an exercise price that exceeds the average market price of shares during the period, since the effect of their inclusion would have been anti-dilutive resulting in a reduction to the net earnings per share. The average outstanding diluted shares calculation also excludes shares that may be issued upon conversion of the outstanding senior convertible notes because their conversion price exceeded the market price of the shares at December 31, 2011.

3D Systems Corporation

Notes To Consolidated Financial Statements — (Continued)

Note 19    Supplemental Cash Flow Information

(in thousands)	2011	2010	2009
Interest payments	$1,188	$589	$622
Income tax (receipts) payments	1,523	711	(541)
Non-cash items:
Transfer of equipment from inventory to property and equipment(a)	3,714	2,484	1,323
Transfer of equipment to inventory from property and equipment(b)	1,068	265	915
Issuance of stock for acquisition of businesses	3,042	5,895	—

(a)

Inventory is transferred from inventory to property and equipment at cost when the Company requires additional machines for training, demonstration, short-term rentals and use in its on-demand parts services.

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

For the Company, the above standard applies to cash equivalents, convertible senior notes and foreign exchange contracts. The Company utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements as of:
(in thousands)	December 31, 2011				December 31, 2010
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Description
Cash equivalent(1)	$143,881	$—	$—	$143,881	$22,045	$—	$—	$22,045

(1)

Cash equivalents include funds held in money market instruments and are reported at their current carrying value which approximates fair value due to the short-term nature of these instruments and are included in cash and cash equivalents in the consolidated balance sheet.

The Company did not have any transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy during the quarter or year ended December 31, 2011.

3D Systems Corporation

Notes To Consolidated Financial Statements — (Continued)

In addition to the financial assets and liabilities included above, certain of our non-financial assets and liabilities are to be initially measured at fair value on a non-recurring basis. This includes items such as non-financial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) and non-financial, long-lived assets measured at fair value for an impairment assessment. In general, non-financial assets and liabilities including goodwill, other intangible assets and property and equipment are measured at fair value when there is an indication of impairment and are recorded at fair value only when impairment is recognized. The Company has not recorded any impairments related to such assets and has had no other significant non-financial assets or non-financial liabilities requiring adjustments or write-downs to fair value as of December 31, 2011 and 2010.

Note 21    Income Taxes

The components of the Company’s income before income taxes are as follows:

(in thousands)	2011	2010	2009
Income before income taxes:
Domestic	$25,057	$15,273	$(734)
Foreign	7,389	4,466	2,647

Total	$32,446	$19,739	$1,913

The components of income tax provision for the years ended December 31, 2011, 2010 and 2009 are as follows:

(in thousands)	2011	2010	2009
Current:
U.S. federal	$—	$(81)	$(41)
State	367	123	—
Foreign	1,799	1,366	506

Total	2,166	1,408	465

Deferred:
U.S. federal	(4,727)	(1,050)	—
State	(189)	(82)	—
Foreign	(224)	(103)	309

Total	(5,140)	(1,235)	309

Total income tax provision	$(2,974)	$173	$774

3D Systems Corporation

Notes To Consolidated Financial Statements — (Continued)

The overall effective tax rate differs from the statutory federal tax rate for the years ended December 31, 2011, 2010 and 2009 as follows:

	% of Pretax Income
	2011	2010	2009
Tax provision based on the federal statutory rate	35.0%	35.0%	35.0%
Release of valuation allowances	(19.2)	(5.9)	—
Use of valuation allowances against U.S. taxable income	(24.8)	(33.0)	(96.3)
Deemed income related to foreign operations	0.7	2.8	109.3
Non-deductible expenses	0.4	0.3	1.3
Income not subject to tax	(2.0)	—	—
State taxes, net of federal benefit, before valuation allowance	1.3	2.8	(1.4)
Impact of foreign tax settlement	—	—	(2.7)
Return to provision adjustments, foreign current and deferred balances	(0.7)	0.4	(2.3)
Foreign income tax rate differential	(0.6)	(2.3)	(3.8)
Other	0.7	0.8	1.4

Effective tax rate	(9.2)%	0.9%	40.5%

The difference between the Company’s effective tax rate for 2011 and the federal statutory rate resulted primarily from changes in valuation allowances. These comprised:

•

The release of valuation allowances against certain U.S. deferred tax assets. This release was based upon the Company’s recent results of operations and its expected profitability in future years. The Company concluded, during the second quarter of 2011, that it is more likely than not that a portion of its net U.S. deferred tax assets will be realized. As a result, in accordance with ASC 740, $17,000 of the valuation allowance applied to such net deferred tax assets was reversed. This reversal resulted in a non-cash income tax benefit of $6,221.

•

Other changes in valuation allowances are a result of utilizing U.S. loss carryforwards, which had had a full valuation allowance against them, to eliminate all federal and most state income tax expense otherwise arising.

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

•

Other changes in valuation allowances as a result of utilizing U.S. loss carryforwards, which had had a full valuation allowance against them, to eliminate all federal and most state income tax expense otherwise arising.

The difference between the Company’s effective tax rate for 2009 and the federal statutory rate resulted primarily from changes in valuation allowances and from the impact of deemed income related to foreign operations.

3D Systems Corporation

Notes To Consolidated Financial Statements — (Continued)

In 2011, the Company’s valuation allowance against net deferred income tax assets decreased by $25,892. This decrease consisted of a $25,892 decrease against the U.S. deferred income tax assets. The decrease in the valuation allowance against the net U.S. deferred income tax assets resulted primarily from the increase in the Company’s domestic net operating income, an increase in the amount of deferred income tax liabilities and from the release of a portion of the valuation allowances against U.S. net deferred tax assets.

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

In conjunction with the Company’s ongoing review of its actual results and anticipated future earnings, the Company reassesses the possibility of releasing the valuation allowance remaining, after the release discussed above, on its U.S. net deferred tax assets. Based upon this assessment, a further release of the valuation allowance may occur during 2012 or subsequent years. The required accounting for the release could involve significant tax amounts and it could impact earnings in the quarter in which it was deemed appropriate to release the reserve. At December 31, 2011, the U.S. valuation allowance was approximately $8,690.

The components of the Company’s net deferred income tax assets and net deferred income tax liabilities at December 31, 2011 and 2010 are as follows:

(in thousands)	2011	2010
Deferred income tax assets:
Tax credit carryforwards	$6,436	$6,177
Net operating loss carryforwards	17,829	24,761
Reserves and allowances	3,501	2,584
Accrued liabilities	—	1,636
Stock options and awards	2,701	2,003
Deferred lease revenue	79	3
Property, plant and equipment	—	359

Gross deferred income tax assets	30,546	37,523
Valuation allowance	(8,781)	(34,673)

Total deferred income tax assets	21,765	2,850
Deferred income tax liabilities:
Senior convertible notes	7,200	—
Intangibles	10,519	4,110
Property, plant and equipment	531	—
Accrued liabilities	448	—

Total deferred income tax liabilities	18,698	4,110

Net deferred income tax assets (liabilities)	$3,067	$(1,260)

The Company’s net deferred income tax assets (liabilities) include both current and noncurrent amounts. Accrued liabilities and deferred lease revenue are classified as current. Portions of reserves and allowances, tax credit carryforwards, net operating loss carryforwards and valuation allowances that would be available within the next year are classified as current, with the remainder of the balance classified as noncurrent. Stock option awards, property, plant and equipment, the senior convertible notes and intangibles are also classified as noncurrent.

3D Systems Corporation

Notes To Consolidated Financial Statements — (Continued)

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

At December 31, 2011, $17,829 of the Company’s deferred income tax assets was attributable to $88,884 of net operating loss carryforwards, which consisted of $44,255 of loss carryforwards for U.S. federal income tax purposes, $44,196 of loss carryforwards for U.S. state income tax purposes and $433 of loss carryforwards for foreign income tax purposes.

At December 31, 2010, $24,761 of the Company’s deferred income tax assets was attributable to $110,503 of net operating loss carryforwards, which consisted of $65,121 of loss carryforwards for U.S. federal income tax purposes, $45,090 of loss carryforwards for U.S. state income tax purposes and $292 of loss carryforwards for foreign income tax purposes.

The federal net operating loss carryforwards set forth above exclude deductions for the exercise of stock options. The net operating loss attributable to the excess of the tax deduction for the exercise of the stock options over the cumulative expense that would be recorded under ASC 718 in the financial statements is not recorded as a deferred income tax asset. The benefit of the excess deduction of $12,339 will be recorded to additional paid-in capital when the Company realizes a reduction in its current taxes payable.

The net operating loss carryforwards for U.S. federal income tax purposes begin to expire in 2024, and certain loss carryforwards for U.S. state income tax purposes begin to expire in 2012. In addition, certain loss carryforwards for foreign income tax purposes begin to expire in 2018 and certain other loss carryforwards for foreign purposes do not expire. Ultimate utilization of these loss carryforwards depends on future taxable earnings of the Company and its subsidiaries.

At December 31, 2011, tax credit carryforwards included in the Company’s deferred income tax assets consisted of $3,307 of research and experimentation tax credit carryforwards for U.S. federal income tax purposes, $2,040 of such tax credit carryforwards for U.S. state income tax purposes, $474 of alternative minimum tax credit carryforwards for U.S. federal income tax purposes and $615 of other state tax credits. The alternative minimum tax credits and the state research and experimentation credits do not expire; the other federal and state credits begin to expire in 2012.

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

The Company has not provided for any taxes on approximately $7,128 of unremitted earnings of its foreign subsidiaries, as the Company intends to permanently reinvest all such earnings outside of the U.S.

The Company decreased its ASC 740 (formerly FIN 48) reserve by $12 for the year ended December 31, 2011 and increased this reserve by $110 for the year ended December 31, 2010. The Company increased its unrecognized benefits by $36 for the year ended December 31, 2011 and decreased these benefits by $77 for the year ended December 31, 2010. The Company does not anticipate any additional unrecognized tax benefits during the next twelve months that would result in a material change to its consolidated financial position.

3D Systems Corporation

Notes To Consolidated Financial Statements — (Continued)

	Unrecognized Tax Benefits
(in thousands)	2011	2010	2009
Balance at January 1	$(429)	$(352)	$3,079
Increases related to prior year tax positions	28	19	—
Decreases related to prior year tax positions	(2)	(149)	(3,281)
Increases related to current year tax positions	—	72	—
Decreases related to current year tax positions	—	(3)	(150)
Decreases in unrecognized liability due to settlements with foreign tax authorities	10	(16)	—

Balance at December 31	$(393)	$(429)	$(352)

The Company includes interest and penalties accrued in the consolidated financial statements as a component of income tax expense.

The principal tax jurisdictions in which the Company files income tax returns are the United States, France, Germany, Japan, India, Italy, Switzerland, Australia, the Netherlands and the United Kingdom. Tax years 2008 through 2011 remain subject to examination by the U.S. Internal Revenue Service. The Company has utilized a portion of its U.S. loss carryforwards causing the years from 1997 through 2003 to be subject to examination. Should the Company utilize any of its remaining U.S. loss carryforwards, its remaining losses, which date back to 2003, would be subject to examination. The Company’s non-U.S. subsidiaries’ tax returns are open to possible examination beginning in the year shown in parentheses in the following countries: France (2004), Germany (2006), Japan (2005), Italy (2006), Switzerland (2005), the United Kingdom (2007), the Netherlands (2006) and Australia (2007).

Note 22    Segment Information

The Company operates in one reportable business segment in which it develops, manufactures and markets worldwide 3D printing, rapid prototyping and manufacturing printers and parts solutions, which produce three-dimensional objects more quickly than traditional manufacturing. The Company conducts its business through subsidiaries in the U.S., a subsidiary in Switzerland that operates a research and production facility and sales and service offices operated by subsidiaries in Europe (France, Germany, Italy, the Netherlands, Switzerland and the United Kingdom) and in Asia Pacific (Australia, China and Japan). The Company has historically disclosed summarized financial information for the geographic areas of operations as if they were segments in accordance with ASC 280, “Segment Reporting.”

Such summarized financial information concerning the Company’s geographical operations is shown in the following tables:

(in thousands)	2011	2010	2009
Revenue from unaffiliated customers:
United States	$117,739	$72,452	$48,917
Germany	34,978	27,097	24,128
Other Europe	48,346	38,442	24,612
Asia Pacific	29,360	21,877	15,178

Total	$230,423	$159,868	$112,835

3D Systems Corporation

Notes To Consolidated Financial Statements — (Continued)

The Company’s revenue from unaffiliated customers by type is as follows:

(in thousands)	2011	2010	2009
Printers and other products	$66,665	$54,686	$30,501
Materials	70,641	58,431	50,297
Services	93,117	46,751	32,037

Total revenue	$230,423	$159,868	$112,835

Intercompany sales were as follows:

	Year ended December 31, 2011
	Intercompany sales to
(in thousands)	United States	Germany	Other Europe	Asia Pacific	Total
United States	$—	$17,634	$10,213	$3,984	$31,831
Germany	372	—	3,523	—	3,895
Other Europe	13,388	9	118	0	13,515
Asia-Pacific	18	4	—	—	22

Total	$13,778	$17,647	$13,854	$3,984	$49,263

	Year ended December 31, 2010
	Intercompany sales to
(in thousands)	United States	Germany	Other Europe	Asia Pacific	Total
United States	$—	$14,862	$11,266	$2,499	$28,627
Germany	266	—	4,094	—	4,360
Other Europe	9,240	75	208	—	9,523
Asia-Pacific	34	—	—	—	34

Total	$9,540	$14,937	$15,568	$2,499	$42,544

	Year ended December 31, 2009
	Intercompany sales to
(in thousands)	United States	Germany	Other Europe	Asia Pacific	Total
United States	$—	$12,377	$7,415	$3,005	$22,797
Germany	477	—	3,851	—	4,328
Other Europe	7,421	559	—	—	7,980
Asia-Pacific	—	—	—	—	—

Total	$7,898	$12,936	$11,266	$3,005	$35,105

3D Systems Corporation

Notes To Consolidated Financial Statements — (Continued)

(in thousands)	2011	2010	2009
Income (loss) from operations:
United States	$19,045	$10,946	$(2,635)
Germany	1,509	935	278
Other Europe	6,645	1,935	1,279
Asia Pacific	7,152	6,356	3,636

Subtotal	34,351	20,172	2,558
Inter-segment elimination	551	748	515

Total	$34,902	$20,920	$3,073

(in thousands)	2011	2010
Assets:
United States	$346,350	$113,249
Germany	20,285	17,231
Other Europe	71,202	67,790
Asia Pacific	25,137	10,530

Total	$462,974	$208,800

(in thousands)	2011	2010	2009
Depreciation and amortization:
United States	$8,075	$6,031	$4,943
Germany	234	327	359
Other Europe	2,475	1,004	403
Asia Pacific	718	158	181

Total	$11,502	$7,520	$5,886

(in thousands)	2011	2010
Long-lived assets:
United States	$128,646	$49,863
Germany	9,279	8,436
Other Europe	47,495	43,194
Asia Pacific	16,174	7,167

Total	$201,594	$108,660

(in thousands)	2011	2010	2009
Capital expenditures:
United States	$1,964	$671	$798
Germany	6	8	125
Other Europe	896	586	36
Asia Pacific	4	18	15

Total	$2,870	$1,283	$974

3D Systems Corporation

Notes To Consolidated Financial Statements — (Continued)

Note 23    Commitments and Contingencies

On November 21, 2011, the Company entered into a stock purchase agreement to purchase all the outstanding capital stock of Z Corporation, a Massachusetts corporation (“Z Corp”), and Vidar Systems Corporation, a Virginia corporation (“Vidar”), from Contex Group A.S. for up to $137,000 in cash. This purchase price was subject to certain adjustments provided for in the stock purchase agreement, which included a provision that the seller would be entitled to retain any cash held by Z Corp and Vidar at the time of the closing except for an agreed upon amount to be included in no less than $6,600 of working capital of Z Corp and Vidar to be delivered to the Company at the closing of the acquisition. Completion of this transaction was subject to certain conditions set forth in the stock purchase agreement, and that agreement contained certain covenants, representations and warranties among the parties. The Company completed the closing under the stock purchase agreement on January 3, 2012 and paid the $135,488 purchase price in cash at that time, net of cash received and subject to final closing adjustments. At the date of this Form 10-K, those final closing adjustments have not yet been completed.

The Company leases office space and certain furniture and fixtures under various non-cancelable operating leases. Rent expense under operating leases was $2,738, $1,977 and $1,707 for 2011, 2010 and 2009, respectively.

As of December 31, 2011, the Company has supply commitments with third party assemblers for printer assembly for the first quarter of 2012 that total $10,940 compared to $9,317 at December 31, 2010.

For certain of the recent acquisitions, we are obligated to pay deferred purchase price totaling $1,420, due in 2012 and 2013, based upon the exchange rate at the date of acquisition. In addition, certain of the agreements contain earnout provisions under which the sellers of the acquired businesses can earn additional amounts. The total liabilities recorded for these earnouts as of December 31, 2011 was $1,862 compared to $3,297 at December 31, 2010. See Note 3 for details of acquisitions and related commitments.

Indemnification

In the normal course of business the Company periodically enters into agreements to indemnify customers or suppliers against claims of intellectual property infringement made by third parties arising from the use of the Company’s products. Historically, costs related to these indemnification provisions have not been significant and we are unable to estimate the maximum potential impact of these indemnification provisions on our future results of operations.

To the extent permitted under Delaware law, the Company indemnifies directors and officers for certain events or occurrences while the director or officer is, or was serving, at the Company’s request in such capacity, subject to limited exceptions. The maximum potential amount of future payments we could be required to make under these indemnification obligations is unlimited; however, the Company has directors and officers insurance coverage that may enable the Company to recover future amounts paid, subject to a deductible and the policy limits. There is no assurance that the policy limits will be sufficient to cover all damages, if any.

Litigation

In 2008, DSM Desotech Inc. filed a complaint, which it has subsequently amended, in an action titled DSM Desotech Inc. v. 3D Systems Corporation and 3D Systems, Inc. in the United States District Court for the Northern District of Illinois (Eastern Division) asserting that the Company engaged in anticompetitive behavior with respect to resins used in certain of its stereolithography machines. The complaint further asserted that the Company is infringing upon two of DSM Desotech’s patents relating to stereolithography machines.

The Company filed answers to DSM Desotech’s complaint in which, among other things, the Company denied the material allegations of DSM Desotech’s complaint. In 2010, the Court issued a decision relating to the construction of the claims of the patents-in-suit following a Markman hearing held in 2009. In that decision, the Court generally adopted the claim constructions that the Company proposed.

3D Systems Corporation

Notes To Consolidated Financial Statements — (Continued)

Fact discovery, including expert discovery, regarding the claims pending in this case concluded in 2011. The Company filed motions for summary judgment in December 2011 that seek rulings in its favor on all of DSM Desotech’s claims in the litigation. As of the date of this Form 10-K, the Court has not yet ruled on those motions.

The Company understands that DSM Desotech estimates the damages associated with its claims to be in excess of $40,000. The Company intends to continue to vigorously contest all the claims asserted by DSM Desotech.

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

In 2008 the Court issued Markman claim constructions that generally adopted the claim constructions the Company proposed. Following a subsequent jury trial and certain other proceedings, the Court issued a judgment, as amended through 2011, to the effect that EnvisionTEC’s Perfactory and Vanquish machines infringe certain claims of one of our patents and its Vanquish machines infringe certain claims of another of our patents.

On October 13, 2011, EnvisionTEC’s motion to stay damages discovery was denied by the Court, and damages discovery is underway. The Company intends to pursue its claims for damages against EnvisionTEC.

On October 17, 2011, EnvisionTEC filed a Notice of Appeal with the United States Court of Appeals for the Federal Circuit seeking judicial review of the Court’s judgment, and the Company filed a motion to dismiss that appeal on December 12, 2011. As of the date of this Form 10-K, the Court of Appeals has not yet ruled.

In 2010, MSK K.K., a Japanese company, filed a complaint against the Company’s Japanese subsidiary in the Tokyo District Court asserting, among other things, various contract claims associated with two laser sintering machines purchased from the Company’s Japanese subsidiary in 2007.

The plaintiff is seeking damages in excess of the Japanese Yen equivalent of $2,101. Several hearings have been held in the Tokyo District Court with respect to these claims. The Company’s Japanese subsidiary is vigorously contesting all of the claims asserted by the plaintiff.

The Company is also involved in various other legal matters incidental to its business. The Company believes, after consulting with counsel, that the disposition of these other legal matters will not have a material effect on our consolidated results of operations or consolidated financial position.

3D Systems Corporation

Notes To Consolidated Financial Statements — (Continued)

Note 24    Selected Quarterly Financial Data (unaudited)

The following tables set forth unaudited selected quarterly financial data:

	Quarter ended
(in thousands)	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
Consolidated revenue	$69,861	$57,538	$55,128	$47,896
Gross profit	32,865	27,763	25,203	23,197
Total operating expenses	22,166	18,972	17,202	15,786
Income from operations	10,699	8,791	8,001	7,411
Income tax (benefit) expense	703	917	(5,479)	885
Net income	8,005	7,220	13,373	6,822
Basic net income per share	$0.16	$0.14	$0.27	$0.14
Diluted net income per share	$0.16	$0.14	$0.26	$0.14

	Quarter ended
(in thousands)	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
Consolidated revenue	$51,595	$41,503	$35,144	$31,627
Gross profit	24,871	18,828	15,956	14,321
Total operating expenses	15,182	13,668	12,542	11,663
Income from operations	9,689	5,160	3,414	2,658
Income tax (benefit) expense	(594)	284	247	236
Net income	9,443	5,368	2,737	2,018
Basic net income per share	$0.20	$0.12	$0.06	$0.04
Diluted net income per share	$0.20	$0.11	$0.06	$0.04

The sum of per share amounts for each of the quarterly periods presented does not necessarily equal the total presented for the year because each quarterly amount is independently calculated at the end of each period based on the net income available to common stockholders for such period and the weighted average shares of outstanding common stock for such period.

Note 25    Subsequent Events

On November 21, 2011, the Company entered into a stock purchase agreement to purchase all of the outstanding capital stock of Z Corporation (“Z Corp”), a Massachusetts corporation, and Vidar Systems Corporation, a Virginia corporation (“Vidar”), from Contex Group A.S. for up to $137,000 in cash. This purchase price was subject to certain adjustments provided for in the stock purchase agreement, which included a provision that the seller would be entitled to retain any cash held by Z Corp and Vidar at the time of the closing except for an agreed upon amount to be included in no less than $6,600 of working capital of Z Corp and Vidar to be delivered to the Company at the closing of the acquisition. Completion of this transaction was subject to certain conditions set forth in the stock purchase agreement, and that agreement contained certain covenants, representations and warranties among the parties.

On January 3, 2012, the Company completed the acquisition under the stock purchase agreement and paid the $135,488 purchase price in cash at that time, net of cash received, on a debt-free basis, and subject to final closing adjustments.

3D Systems Corporation

Notes To Consolidated Financial Statements — (Continued)

Z Corp is a provider of personal and professional 3D printers, 3D scanners, proprietary print materials and services. Z Corp provides the Company with an additional print engine, capable of printing in full color, fills in its 3D printer price points and doubles it’s reseller channel for personal and professional printers. Vidar is a provider of medical film scanners that digitize film for radiology, oncology, mammography and dental applications. Vidar provides the Company with a distribution channel of resellers that are specifically focused on healthcare, expanding its healthcare solutions portfolio and reach. Future revenue from these acquisitions will be reported within the printers and other products revenue line. At the date of this Form 10-K, those final closing adjustments have not yet been completed. See Note 3.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

3D Systems Corporation

Rock Hill, South Carolina

The audits referred to in our report dated February 23, 2012, relating to the consolidated financial statements of 3D Systems Corporation for the years ended December 31, 2011, 2010 and 2009, which is contained in Item 8 of the Form 10-K, included the audit of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based upon our audits.

In our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/    BDO USA, LLP

BDO USA, LLP

Charlotte, North Carolina

February 23, 2012

SCHEDULE II

3D Systems Corporation

Valuation and Qualifying Accounts

Years ended December 31, 2011, 2010 and 2009

Year Ended	Item	Balance at beginning of year	Additions charged/ (credited) to expense	Charged to other accounts	Deductions	Balance at end of year
2011	Allowance for doubtful accounts	$2,017	$1,731	$83	$(812)	$3,019
2010	Allowance for doubtful accounts	1,790	328	—	(101)	2,017
2009	Allowance for doubtful accounts	2,015	909	—	(1,134)	1,790

2011	Reserve for excess and obsolete inventory	$2,205	$431	$—	$(94)	$2,542
2010	Reserve for excess and obsolete inventory	2,693	(364)	—	(124)	2,205
2009	Reserve for excess and obsolete inventory	3,156	(15)	—	(448)	2,693

2011	Deferred income tax asset allowance accounts(1)	$34,673	$2,318	$0	$(28,210)	$8,781
2010	Deferred income tax asset allowance accounts(1)	38,727	6,266	—	(10,320)	34,673
2009	Deferred income tax asset allowance accounts(1)	38,326	6,272	—	(5,871)	38,727

(1)	Additions represent increases in valuation allowances against deferred tax assets; deductions represent decreases in valuation allowances against deferred tax assets.