Form 10-Q
period 2012-03-31
3D SYSTEMS CORP
filed 2012-04-26
CIK 910638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Shares of Common Stock, par value $0.001, outstanding as of April 20, 2012: 51,116,267

3D SYSTEMS CORPORATION

Quarterly Report on Form 10-Q for the

Quarter Ended March 31, 2012

PART I. — FINANCIAL INFORMATION

Item 1.	Financial Statements.

3D SYSTEMS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except par value)	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$60,027	$179,120
Accounts receivable, net of allowance for doubtful accounts of $3,382 (2012) and $3,019 (2011)	61,143	51,195
Inventories, net of reserves of $3,432 (2012) and $2,542 (2011)	34,940	25,283
Prepaid expenses and other current assets	2,536	2,241
Current deferred income taxes	5,937	3,528
Restricted cash	13	13

Total current assets	164,596	261,380
Property and equipment, net	33,817	29,594
Intangible assets, net	96,261	54,040
Goodwill	204,365	107,651
Long term deferred income taxes	552	3,195
Other assets, net	7,591	7,114

Total assets	$507,182	$462,974

LIABILITIES AND EQUITY
Current liabilities:
Current portion of capitalized lease obligations	$160	$163
Accounts payable	33,113	25,911
Accrued and other liabilities	23,171	16,816
Customer deposits	3,647	3,398
Deferred revenue	15,541	12,735

Total current liabilities	75,632	59,023
Long-term portion of capitalized lease obligations	7,574	7,609
Convertible senior notes, net	131,942	131,107
Deferred income tax liability	20,967	3,666
Other liabilities	6,950	6,781

Total liabilities	243,065	208,186

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, authorized 5,000 shares, none issued	—	—
Common stock, $0.001 par value, authorized 120,000 shares; 51,310 (2012) and 50,975 (2011) issued	51	51
Additional paid-in capital	276,510	274,542
Treasury stock, at cost: 339 (2012) and 324 shares (2011)	(225)	(214)
Accumulated deficit	(16,343)	(22,531)
Accumulated other comprehensive income	4,124	2,940

Total stockholders’ equity	264,117	254,788

Total liabilities and stockholders’equity	$507,182	$462,974

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2012	2011
Revenue:
Products	$49,397	$29,144
Services	28,523	18,752

Total revenue	77,920	47,896

Cost of sales:
Products	23,047	13,751
Services	16,020	10,948

Total cost of sales	39,067	24,699

Gross profit	38,853	23,197

Operating expenses:
Selling, general and administrative	23,950	12,964
Research and development	4,933	2,822

Total operating expenses	28,883	15,786

Income from operations	9,970	7,411
Interest and other expense (income), net	2,682	(296)

Income before income taxes	7,288	7,707
Provision for income taxes	1,100	885

Net income	$6,188	$6,822
Other comprehensive income
Unrealized gain (loss) on pension obligation	$(6)	$3
Foreign currency translation gain	1,190	1,123

Comprehensive income	$7,372	$7,948

Net income per share — basic	$0.12	$0.14

Net income per share — diluted	$0.12	$0.14

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(in thousands)	2012	2011
Cash flows from operating activities:
Net income	$6,188	$6,822
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for deferred income taxes	628	341
Depreciation and amortization	5,391	2,410
Non-cash interest on convertible notes	960	—
Provision for bad debts	331	469
Stock-based compensation	1,176	387
Loss on the disposition of property and equipment	9	—
Changes in operating accounts:
Accounts receivable	(1,255)	474
Inventories	(4,097)	(2,355)
Prepaid expenses and other current assets	239	(1,075)
Accounts payable	2,305	(7,445)
Accrued liabilities	4,309	1,009
Customer deposits	(330)	45
Deferred revenue	397	(843)
Other operating assets and liabilities	(424)	50

Net cash provided by operating activities	15,827	289

Cash flows from investing activities:
Purchases of property and equipment	(755)	(475)
Additions to license and patent costs	(231)	(66)
Cash paid for acquisitions, net of cash assumed	(134,918)	(22,125)

Net cash used in investing activities	(135,904)	(22,666)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	53,985
Proceeds from exercise of stock options and restricted stock	782	1,532
Repayment of capital lease obligations	(36)	(55)
Restricted cash	—	(1)

Net cash provided by financing activities	746	55,461

Effect of exchange rate changes on cash	238	395

Net increase (decrease) in cash and cash equivalents	(119,093)	33,479

Cash and cash equivalents at the beginning of the period	179,120	37,349

Cash and cash equivalents at the end of the period	$60,027	$70,828

Supplemental Cash Flow Information:
Interest payments	$135	$145
Income tax payments	168	258
Non-cash items:
Transfer of equipment from inventory to property and equipment, net(a)	755	—
Transfer of equipment to inventory from property and equipment, net(b)	773	5

(a)	Inventory is transferred from inventory to property and equipment at cost when the Company requires additional machines for training, demonstration or short-term rentals.
(b)	In general, an asset is transferred from property and equipment, net into inventory at its net book value when the Company has identified a potential sale for a used machine. The machine is removed from inventory upon recognition of the sale.

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

	Common Stock				Treasury Stock			Accumulated
		Par		Additional				Other	Total
		Value		Paid in			Accumulated	Comprehensive	Stockholders’
(In thousands, except par value)	Shares	$0.001		Capital	Shares	Amount	Deficit	Income	Equity
Balance at December 31, 2011	50,975	$51		$274,542	324	$(214)	$(22,531)	$2,940	$254,788
Exercise of stock options	105	—		562	—	—	—	—	562
Issuance (repurchase) of restricted stock, net	230	—	(a)	230	15	(11)	—	—	219
Stock-based compensation expense	—	—		1,176	—	—	—	—	1,176
Net income	—	—		—	—	—	6,188	—	6,188
Gain on pension plan – unrealized	—	—		—	—	—	—	(6)	(6)
Foreign currency translation adjustment	—	—		—	—	—	—	1,190	1,190

Balance at March 31, 2012	51,310	$51		$276,510	339	$(225)	$(16,343)	$4,124	$264,117

(a)	Amounts not shown due to rounding.

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of 3D Systems Corporation and its subsidiaries (collectively, the “Company”). All significant intercompany transactions and balances have been eliminated in consolidation. The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim reports. Accordingly, they do not include all the information and notes required by GAAP for complete financial statements and should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K (“Form 10-K”) for the year ended December 31, 2011.

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments, consisting of adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year.

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

The Company has evaluated subsequent events from the date of the condensed consolidated balance sheet through the date of the filing of this Form 10-Q. During this period, the Company closed the acquisitions of Fresh Fiber B.V., My Robot Nation and Paramount Industries. See Note 2 and Note 16 for a description of subsequent events.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”).” ASU 2011-04 explains how to measure fair value and intends to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS. ASU 2011-04 became effective prospectively for interim and annual reporting periods beginning on or after December 15, 2011; early adoption was not permitted for public entities. The standard became effective for the Company in January 2012 and did not have a significant impact on the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU 2011-8, “Intangibles – Goodwill and Other (Topic 350).” ASU 2011-8 is intended to simplify the testing of goodwill for impairment by permitting an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. ASU 2011-8 became effective for fiscal years beginning after December 15, 2011, with early adoption permitted in limited circumstances. The standard became effective for the Company in January 2012 and did not have a significant impact on the Company’s consolidated financial statements.

In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in ASU 2011-5.” ASU 2011-12 defers the effective date pertaining to reclassification adjustments out of accumulated other comprehensive income in ASU 2011-5. Entities should continue to report reclassification adjustments out of accumulated other comprehensive income consistent with the presentation requirements before ASU 2011-5. All other requirements in ASU 2011-5 are not affected by this Update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. The standard became effective for the Company in January 2012 and did not have a significant impact on the Company’s consolidated financial statements.

No other new accounting pronouncements issued or effective during the first quarter of 2012 have had or are expected to have a significant impact on the Company’s consolidated financial statements.

(2) Acquisitions

The Company completed acquisitions in the first quarter of 2012, which are discussed below.

On January 3, 2012, the Company acquired the shares of Z Corporation (“Z Corp”) and Vidar Systems Corporation (“Vidar”), located in Burlington, MA and Herndon, VA, respectively. Z Corp is a provider of personal and professional 3D printers, 3D scanners, proprietary print materials and printer services. Z Corp’s operations have been integrated into the Company and are included in printers and other products and services revenue. Vidar is a provider of medical film scanners that digitize film for radiology, oncology, mammography and dental applications. Vidar’s operations have been integrated into the Company and included in printers and other products revenue. The fair value of the consideration paid for this acquisition was $134,918, net of cash acquired, all of which was paid in cash, and was allocated to the assets purchased and liabilities assumed based on their estimated fair values as of the acquisition date, and is included in the table below which summarizes first quarter 2012 acquisitions. The Company’s purchase price allocations are preliminary and subject to revision as more detailed analyses are completed and additional information about fair value of assets and liabilities becomes available.

The amounts related to the acquisitions of these businesses were allocated to the assets acquired and the liabilities assumed and included in the Company’s condensed consolidated balance sheet at March 31, 2012 as follows:

(in thousands)	2012
Fixed assets	$5,318
Goodwill	96,002
Other intangible assets	44,781
Other assets, net of cash acquired and liabilities assumed	(11,183)

Net assets acquired	$134,918

The acquisition of Z Corp and Vidar was a significant acquisition, which we previously filed proforma financial information. Revenue for Z Corp and Vidar for the first quarter of 2012 was $12,430 and the operating loss was $212, after taking into account the integration and severance costs.

Subsequent acquisitions

In April, 2012, the Company acquired the outstanding shares of Fresh Fiber B.V. (“Fresh Fiber”). Fresh Fiber designs and markets innovative 3D printed accessories for retail consumer electronics. The Company plans to integrate Fresh Fiber into its consumer solutions services and future revenue from this acquisition will be reported in services revenue. The fair value of the consideration paid for this acquisition, net of cash acquired was $1,307, based on the exchange rate at the date of acquisition, of which $915 was paid in cash and $392 was paid in shares of the Company’s common stock. These shares were issued in a private transaction exempt from registration under the Securities Act of 1933. Due to the timing of this acquisition, the Company is in the process of allocating the fair values of the assets purchased, liabilities assumed and other intangibles identified as of the acquisition date, with any excess to be recorded as goodwill. The Company plans to integrate Fresh Fiber into consumer solutions and future revenue from this acquisition will be reported in services revenue. The Fresh Fiber acquisition is not significant to the Company’s financial statements.

Subject to the terms and conditions of the acquisition agreement, the seller has the right to earn an additional amount pursuant to an earnout formula over a three-year period as set forth in the acquisition agreement, up to a maximum of $2,614, based on the exchange rate at the date of acquisition.

In April 2012, the Company acquired Kodama Studios, LLC, which operates My Robot Nation (“My Robot Nation”), a consumer technology platform that provides intuitive, game-like content creation for 3D printing. The fair value of the consideration paid for this acquisition, net of cash acquired was $2,750, of which $1,500 was paid in cash and $1,250 was paid in shares of the Company’s common stock. These shares were issued in a private transaction exempt from registration under the Securities Act of 1933. Due to the timing of this acquisition, the Company is in the process of allocating the fair values of the assets purchased, liabilities assumed and other intangibles identified as of the acquisition date, with any excess to be recorded as goodwill. The Company plans to integrate My Robot Nation into Cubify.com and future revenue from this acquisition will be reported in services revenue. The My Robot Nation acquisition is not significant to the Company’s financial statements.

In April 2012, the Company acquired the assets of Paramount Industries (“Paramount”), a direct rapid manufacturing provider of product development solutions for aerospace and medical device applications, from design to production of certified end-use parts and products. The fair value of the consideration paid for this acquisition, net of cash acquired was $7,400, of which $5,550 was paid in cash and $1,850 was paid in shares of the Company’s common stock. These shares were issued in a private transaction exempt from registration under the Securities Act of 1933. Due to the timing of this acquisition, the Company is in the process of allocating the fair values of the assets purchased, liabilities assumed and other intangibles identified as of the acquisition date, with any excess to be recorded as goodwill. The Company plans to leverage Paramount for rapid manufacturing, tooling and assembly operations facilities as part of its on-demand parts services primarily for aerospace, defense and medical device applications and future revenue from this acquisition will be reported in services revenue. The Paramount acquisition is not significant to the Company’s financial statements.

Subject to the terms and conditions of the acquisition agreement, the seller has the right to earn an additional amount pursuant to an earnout formula over a five-year period as set forth in the acquisition agreement. In connection with the acquisition the Company entered into a lease agreement with the former owner of Paramount Industries pursuant to which the Company agreed to lease the facilities at which Paramount Industries conducts its operations. The lease provides for an initial term of five years, with options for two successive three-year terms.

(3) Inventories

Components of inventories, net at March 31, 2012 and December 31, 2011 were as follows:

(in thousands)	2012	2011
Raw materials	$8,984	$8,797
Work in process	924	606
Finished goods and parts	28,464	18,422

Total cost	38,372	27,825
Less: reserves	(3,432)	(2,542)

Inventories, net	$34,940	$25,283

(4) Property and Equipment

Property and equipment at March 31, 2012 and December 31, 2011 were as follows:

(in thousands)	2012	2011	Useful Life (in years)
Land	$541	$541	N/A
Building	9,204	9,204	25
Machinery and equipment	42,584	36,773	3-7
Capitalized software — ERP	3,143	3,141	5
Office furniture and equipment	3,221	3,138	5
Leasehold improvements	6,393	5,996	Life of lease	(1)
Rental equipment	57	56	5
Construction in progress	1,036	980	N/A

Total property and equipment	66,179	59,829
Less: Accumulated depreciation and amortization	(32,362)	(30,235)

Total property and equipment, net	$33,817	$29,594

(1)	Leasehold improvements are amortized on a straight-line basis over the shorter of (i) their estimated useful lives and (ii) the estimated or contractual life of the related lease.

Depreciation and amortization expense on property and equipment for the three months ended March 31, 2012 and 2011 were $1,972 and $1,569, respectively.

(5) Intangible Assets

Intangible assets other than goodwill at March 31, 2012 and December 31, 2011 were as follows:

	2012			2011
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets with finite lives:
Licenses	$5,875	$(5,875)	$—	$5,875	$(5,875)	$—
Patent costs	23,528	(14,076)	9,452	16,379	(13,846)	2,533
Acquired technology	22,823	(10,712)	12,111	11,015	(10,345)	670
Internally developed software	17,847	(10,344)	7,503	17,847	(9,983)	7,864
Customer relationships	54,382	(3,167)	51,215	32,974	(1,798)	31,176
Non-compete agreements	11,402	(2,376)	9,026	8,976	(1,890)	7,086
Trade names	4,230	(306)	3,924	1,951	(180)	1,771
Other	2,682	(2,352)	330	1,986	(1,746)	240
Intangibles with indefinite lives:
Trademarks	2,700	—	2,700	2,700	—	2,700

Total intangible assets	$145,469	$(49,208)	$96,261	$99,703	$(45,663)	$54,040

For the three months ended March 31, 2012 and 2011, the Company capitalized $231 and $66, respectively, of costs incurred to acquire, develop and extend patents in the United States and various other countries.

Amortization expense for intangible assets for each of the three months ended March 31, 2012 and 2011 was $3,419 and $841, respectively.

Annual amortization expense for intangible assets for 2012, 2013, 2014, 2015 and 2016 is expected to be $12,753, $12,563, $12,429, $11,228 and $10,162, respectively.

(6) Accrued and Other Liabilities

Accrued liabilities at March 31, 2012 and December 31, 2011 were as follows:

(in thousands)	2012	2011
Compensation and benefits	$10,790	$7,036
Vendor accruals	1,916	1,640
Accrued professional fees	511	326
Accrued taxes	3,262	3,500
Royalties payable	652	302
Accrued interest	3,040	950
Earnouts and deferred payments related to acquisitions	1,096	1,384
Accrued other	1,904	1,678

Total	$23,171	$16,816

Other liabilities at March 31, 2012 and December 31, 2011 were as follows:

(in thousands)	2012	2011
Defined benefit pension obligation	$3,992	$3,884
Long-term tax liability	827	827
Earnouts and deferred payments related to acquisitions	1,938	1,898
Other long-term liabilities	193	172

Total	$6,950	$6,781

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

There were no foreign currency contracts outstanding at March 31, 2012 or December 31, 2011.

The total impact of foreign currency transactions on the condensed consolidated statements of operations and comprehensive income for the three months ended March 31, 2012 reflected a gain of $520 compared to a gain of $555 for the three months ended March 31, 2011.

(8) Borrowings

5.5% senior convertible notes and interest expense

In November 2011, the Company issued $152,000 of 5.50% senior convertible notes due in December 2016. These notes are senior unsecured obligations and rank equal in right of payment with all the Company’s existing and future senior unsecured indebtedness. They are also senior in right of payment to any subordinated indebtedness that the Company may incur in the future.

The notes accrue interest at the rate of 5.50% per year payable in cash semi-annually on June 15 and December 15 of each year, beginning June 15, 2012.

The following table summarizes the principal amounts and related unamortized discount on convertible notes at March 31, 2012 and December 31, 2011:

(in thousands)	2012	2011
Principal amount of convertible notes	$152,000	$152,000

Unamortized discount on convertible notes	(20,058)	(20,893)

Net carrying value	$131,942	$131,107

These notes are convertible into shares of the Company’s Common Stock at an initial conversion rate equivalent to 46.6021 shares of Common Stock per $1 principal amount of notes, which represents an initial conversion rate of approximately $21.46 per share of Common Stock. The conversion rate is subject to adjustment in certain circumstances as more fully set forth in the indenture covering the notes. If converted, the aggregate principal amount of the notes then outstanding may be settled in cash, shares of common stock, or a combination thereof, at the Company’s election. Subject to the terms of the indenture, holders may convert their notes at any time. The number of shares of common stock the notes are currently convertible into is approximately 7,084. In certain circumstances provided for in the indenture, the number of shares of common stock issuable upon conversion of the notes may be increased, and with it the aggregate principal amount of the notes. Unless earlier repurchased, redeemed or converted, the notes will mature on December 15, 2016.

The notes were issued with an effective yield of 5.96% based upon an original issue discount at 98.0%. The net proceeds from the issuance of these Notes, after deducting original issue discount and capitalized issuance costs of $6,634, amounted to $145,366. The capitalized issuance costs are being amortized to interest expense over the life of the notes.

Upon certain terms and conditions, the Company may elect to satisfy its conversion obligation with respect to the notes by paying cash, in whole or in part, for specified aggregate principal amount of the notes. In the event of certain types of fundamental changes, the Company will increase the conversion rate by a number of additional shares, up to a maximum of 9,031 shares, which equates to a conversion price of approximately $16.83 per share.

(9) Stock-based Compensation Plans

The Company records stock-based compensation expense in selling, general and administrative expenses in the condensed consolidated statements of operations and other comprehensive income. Stock-based compensation expense for the three months ended March 31, 2012 and 2011 was as follows:

	Three Months Ended March 31,
(in thousands)	2012	2011
Restricted stock awards	$1,176	$387

The number of shares of restricted common stock awarded and the weighted average fair value per share during the three-month periods ended March 31, 2012 and 2011 were as follows:

	Three Months Ended March 31,
	2012		2011
(in thousands, except per share amounts)	Shares Awarded	Weighted Average Fair Value	Shares Awarded	Weighted Average Fair Value
Restricted stock awards:
Granted under the 2004 Incentive Stock Plan	93	$22.40	92	$15.82
Granted under the 2004 Restricted Stock Plan for Non-Employee Directors	—	—	—	—

Total restricted stock awards	93	$22.40	92	$15.82

In the quarter ended March 31, 2012, the Company granted restricted stock awards covering 93 shares of common stock pursuant to the Company’s 2004 Incentive Stock Plan. Of the 93 shares granted in the first quarter of 2012, none of the shares were awarded to executive officers of the Company. Additionally, of the 93 shares granted in the first quarter of 2012, all remained subject to acceptance at March 31, 2012. In the first quarter of 2011, the Company granted restricted stock awards covering 92 shares of common stock pursuant to the Company’s 2004 Incentive Stock Plan; no shares were awarded to executive officers of the Company.

In the first quarters of 2012 and 2011, the Company did not issue any shares of common stock pursuant to the Company’s 2004 Restricted Stock Plan for Non-Employee Directors; therefore, there was no stock compensation expense for Non-Employee Directors the first quarters of 2012 or 2011.

(10) International Retirement Plan

The following table shows the components of net periodic benefit costs and other amounts recognized in the condensed consolidated statements of operations and comprehensive income for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
(in thousands)	2012	2011
Service cost	$19	$14
Interest cost	33	16

Total	$52	$30

(11) Earnings Per Share

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

The following table reconciles basic weighted average outstanding shares to diluted weighted average outstanding shares at March 31, 2012 and 2011:

(shares in thousands)	2012	2011
Numerator:
Net income — numerator for basic net earnings per share	$6,188	$6,822
Add: Effect of dilutive securities
Stock options and other equity compensation	—	—

Numerator for dilutive earnings per share	$6,188	$6,822

Denominator:
Weighted average shares — denominator for basic net earnings per share	50,878	47,587
Add: Effect of dilutive securities
Stock options and other equity compensation	848	1,056

Denominator for dilutive net earnings per share	51,726	48,643

Earnings per share
Basic	$0.12	$0.14

Diluted	$0.12	$0.14

Unexercised employee stock options excluded from diluted earnings per share (1)	—	—

(1)

The average outstanding diluted shares calculation excludes options with an exercise price that exceeds the average market price of shares during the period, since the effect of their inclusion would have been anti-dilutive resulting in an increase to the net earnings per share. The average outstanding diluted shares calculation also excludes shares that may be issued upon conversion of the outstanding senior convertible notes because their conversion price exceeded the weighted average market price during the first quarter of 2012.

For the three months ended March 31, 2012, average common shares for basic and diluted earnings per share were 50,878 and 51,726, respectively, and basic and diluted earnings per share were $0.12. For the three months ended March 31, 2011, average common shares for basic and diluted earnings per share were 47,587 and 48,643 respectively, and basic and diluted earnings per share were $0.14.

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

Level 1—Quoted prices in active markets for identical assets or liabilities;

Level 2—Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; or

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

For the Company, the above standard applies to cash equivalents and senior convertible notes. The Company utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements as of March 31, 2012
(in thousands)	Level 1	Level 2	Level 3	Total
Description
Cash equivalents (1)	$24,982	$—	$—	$24,982

(1)

Cash equivalents include funds held in money market instruments and are reported at their current carrying value which approximates fair value due to the short-term nature of these instruments and are included in cash and cash equivalents in the consolidated balance sheet.

The carrying value of the senior convertible notes as of March 31, 2012 and December 31, 2011 was $131,942 and $131,107, respectively, net of the unamortized discount. As of March 31, 2012 and December 31, 2011, the estimated fair value of the senior convertible notes was $150,606 and $149,615, respectively, based on quoted market prices. The Company determined the fair value of the convertible notes utilizing transactions in the listed markets for identical or similar liabilities. As such, the fair value of the senior convertible notes is considered Level 2.

The Company did not have any transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy during the three months ended March 31, 2012.

In addition to the financial assets included in the above table, certain of our non-financial assets and liabilities are to be initially measured at fair value on a non-recurring basis. This includes items such as non-financial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) and non-financial, long-lived assets measured at fair value for an impairment assessment. In general, non-financial assets and liabilities including goodwill, other intangible assets and property and equipment are measured at fair value when there is an indication of impairment and are recorded at fair value only when impairment is recognized. The Company has not recorded any impairments related to such assets and has had no other significant non-financial assets or non-financial liabilities requiring adjustments or write-downs to fair value as of March 31, 2012 or December 31, 2011.

(13) Income Taxes

The Company’s effective tax rates were 15.1% and 11.5% for the three months ended March 31, 2012 and March 31, 2011, respectively.

The Company has utilized a portion of its U.S. net deferred tax assets, against which there is a valuation allowance, in determining its effective tax rate for 2012. The remainder of its U.S. net deferred tax assets, against which there are valuation allowances, has been offset by the recognition of deferred income tax liabilities from the acquisition of Z Corp and Vidar. This acquisition resulted in recognizing $502 of deferred income tax assets and $17,701 of deferred income tax liabilities.

In conjunction with the Company’s ongoing review of its actual results and anticipated future earnings, the Company assesses the possibility of releasing the valuation allowance remaining on its U.S. net deferred tax assets. There were no releases of the valuation allowance on deferred tax assets during the first quarter of 2012; however, the Company’s effective tax rate has been reduced as a result of the use of U.S. net deferred tax assets against which there is a valuation allowance. As of March 31, 2012, the Company has a valuation allowance remaining on its U.S. net deferred tax assets of $8,549.

Tax years 2008 to 2011 remain subject to examination by the U.S. Internal Revenue Service. The Company has utilized a portion of its U.S. loss carryforwards covering the years 1997 through 2003. Should the Company utilize any of its remaining losses, which date back to 2003, these would be subject to examination. The Company files income tax returns (which are open to examination beginning in the year shown in parentheses) in France (2005), Germany (2007), Japan (2006), Italy (2006), Switzerland (2006), the United Kingdom (2008), the Netherlands (2006), India (2011) and Australia (2007).

(14) Segment Information

The Company operates in one reportable business segment. The Company conducts its business through subsidiaries in the United States, a subsidiary in Switzerland that operates a research and production facility, and sales and services offices, including custom parts services, operated by subsidiaries in Europe (France, Germany, the United Kingdom, Italy and the Netherlands) and in Asia-Pacific (Australia, China and Japan). The Company has historically disclosed summarized financial information for the geographic areas of operations as if they were segments in accordance with ASC 280, “Segment Reporting.”

Summarized financial information concerning the Company’s geographical operations is shown in the following tables:

	Three Months Ended March 31,
(in thousands)	2012	2011
Revenue from unaffiliated customers:
United States	$45,909	$22,876
Germany	7,423	6,736
Other Europe	13,288	11,379
Asia Pacific	11,300	6,905

Total	$77,920	$47,896

The Company’s revenue from unaffiliated customers by type were as follows:

	Three Months Ended March 31,
(in thousands)	2012	2011
Systems and other products	$24,719	$13,535
Materials	24,678	15,609
Services	28,523	18,752

Total revenue	$77,920	$47,896

Intercompany sales were as follows:

	September	September	September	September	September
	Three Months Ended March 31, 2012
	Intercompany Sales to
(in thousands)	United States	Germany	Other Europe	Asia Pacific	Total
United States	$—	$3,902	$3,105	$877	$7,884
Germany	114	—	160	—	274
Other Europe	3,276	24	84	—	3,384
Asia Pacific	—	—	—	—	—

Total	$3,390	$3,926	$3,349	$877	$11,542

	September	September	September	September	September
	Three Months Ended March 31, 2011
	Intercompany Sales to
(in thousands)	United States	Germany	Other Europe	Asia Pacific	Total
United States	$—	$3,385	$2,187	$1,432	$7,004
Germany	95	—	970	—	1,065
Other Europe	2,894	1	12	—	2,907
Asia Pacific	—	—	—	—	—

Total	$2,989	$3,386	$3,169	$1,432	$10,976

All revenue between geographic areas is recorded at prices that provide for an allocation of profit (loss) between entities. Income from operations and assets for each geographic area were as follows:

	Three Months Ended March 31,
(in thousands)	2012	2011
Income from operations:
United States	$5,456	$3,537
Germany	253	411
Other Europe	1,009	1,512
Asia Pacific	3,155	1,976

Subtotal	9,873	7,436
Inter-segment elimination	97	(25)

Total	$9,970	$7,411

(in thousands)	March 31, 2012	December 31, 2011
Assets:
United States	$391,340	$346,350
Germany	17,512	20,285
Other Europe	73,449	71,202
Asia Pacific	24,881	25,137

Total	$507,182	$462,974

(15) Commitments and Contingencies

The Company leases office space and certain furniture and fixtures under various non-cancelable operating leases. Rent expense under operating leases was $1,185 and $621 for the three months ended March 31, 2012 and 2011, respectively.

As of March 31, 2012, the Company has supply commitments with third party assemblers for printer assembly for the second quarter of 2012 that total $7,590, compared to $6,727 at March 31, 2011.

For certain of the acquisitions, the Company is obligated for deferred purchase price commitments totaling $1,117, which are due in 2012 and 2013. Certain of our recent acquisitions contain earnout provisions under which the sellers of the acquired businesses can earn additional amounts. The total liabilities recorded for these earnouts as of March 31, 2012 was $1,917. As of March 31, 2011, the Company had recorded $3,297 of liabilities for earnouts related to acquisitions. See Note 2 for details of acquisitions and related commitments.

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

Fact discovery, including expert discovery, regarding the claims pending in this case concluded in 2011. The Company filed motions for summary judgment in December 2011 that seek rulings in its favor on all of DSM Desotech’s claims in the litigation. As of the date of this Form 10-Q, the Court has not yet ruled on those motions.

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

On October 17, 2011, EnvisionTEC filed a Notice of Appeal with the United States Court of Appeals for the Federal Circuit seeking judicial review of the Court’s judgment, and the Company filed a motion to dismiss that appeal on December 12, 2011. As of the date of this Form 10-Q, the Court of Appeals has not yet ruled.

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

(16) Subsequent Events

In April, 2012, the Company acquired the outstanding shares of Fresh Fiber B.V. Fresh Fiber designs and markets innovative 3D printed accessories for retail consumer electronics. The Company plans to integrate Fresh Fiber into its consumer solutions services and future revenue from this acquisition will be reported in services revenue. The Fresh Fiber acquisition is not significant to the Company’s financial statements. See Note 2.

On April 10, 2012, the Company acquired Kodama Studios, LLC, which operates My Robot Nation, a consumer technology platform that provides intuitive, game-like content creation for 3D printing. The Company plans to integrate My Robot Nation into Cubify.com and future revenue from this acquisition will be reported in services revenue. The My Robot Nation acquisition is not significant to the Company’s financial statements. See Note 2.

On April 16, 2012, the Company acquired the assets of Paramount Industries, a direct manufacturing and product development solutions provider for aerospace and medical device applications. The Company plans to integrate Paramount into its on-demand parts services primarily for aerospace, defense and medical device applications, and future revenue from this acquisition will be reported in services revenue. The Paramount acquisition is not significant to the Company’s financial statements. See Note 2.

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

Business Overview

We are a global provider of three-dimensional (“3D”) content-to-print solutions including 3D printers, print materials, on-demand custom parts services and creative content development, design productivity tools and curation services and downloads for professionals and consumers alike. Our integrated solutions enable complex three-dimensional objects to be produced directly from 3D digital data without tooling, greatly reducing the time and cost required to produce prototypes or customized production parts. Through our custom parts services, which consists of our 3Dproparts™ and Quickparts® brands, we also supply a wide variety of custom-made plastic and metal parts as well as assembly and production jigs, fixtures and casting patterns in different finishes and colors through a growing network of custom parts service locations.

We derive our consolidated revenue primarily from the sale of our printers, the sale of the related print materials used by the printers to produce solid objects and the provision of printer services and custom parts services to our customers.

Recent Developments

In 2012, we have continued to execute on our strategic initiatives, including growing our on-demand custom parts services, accelerating personal, professional and prdouction 3D printer penetration by expanding our distribution channel of reseller partners, continuing to expand our healthcare solutions offerings and continuing to execute on our initiative to build 3D consumer content products and services.

In January, we acquired Z Corporation (“Z Corp”) and Vidar Systems Corporation (“Vidar”). Z Corp is a provider of personal and professional 3D printers, 3D scanners, proprietary print materials and services. Z Corp provides us with an additional print engine, Three Dimensional Printing Technology (“3DPT”), capable of printing in full color. The Z Corp product line complementarily fits into our personal and professional printer categories and fills our 3D printer price points and doubles our reseller channel. Vidar is a provider of medical film scanners that digitize film for radiology, oncology, mammography and dental applications. Vidar provides us with an expanded reseller channel into healthcare applications.

In January, we announced our first 3D printer designed for home-use, the Cube™ personal 3D printer, an affordable, simple to use printer for children and adults alike. Concurrently, we announced www.cubify.com, a marketplace and meeting place where artists, designers, children and makers can sell their 3D designs and customers can pay to download and print them in 3D. Cubify.com provides a business model and platform for individuals and garage entrepreneurs to access 3D design tools and printing resources.

In April, we acquired Fresh Fiber B.V. Fresh Fiber designs and markets 3D printed accessories for the consumer electrics industry, and we plan to integrate Fresh Fiber into our consumer solutions products and services.

In April, we acquired Kodama Studios, LLC, which operates My Robot Nation, a consumer technology platform that provides intuitive, game-like content creation for 3D printing, that we plan to integrate into cubify.com .

As part of our continued on-demand parts services expansion, in April, we also acquired Paramount Industries, a rapid manufacturer for aerospace, defense and medical device applications, from design services to production of certified end-use parts and products.

Results of Operations

Summary of 2012 first quarter financial results

Our operating activities generated $15.8 million of cash during the first quarter of 2012, which is discussed in further detail below. We used $135.9 million to fund our strategic investing activities, including acquisition of businesses. Financing activities during the first quarter of 2012 provided $0.7 million of cash. In total, our unrestricted cash balance at March 31, 2012 was $60.0 million compared to $179.1 million at December 31, 2011. The December 31, 2011 balance included $145.4 million of net proceeds from the issuance of senior convertible notes in November 2011, of which $141.3 million was used to complete the acquisition of Z Corp and Vidar on January 3, 2012 and the related financing transaction.

During the first quarter of 2012 we reported improved revenue as compared to the first quarter of 2011 as our worldwide businesses continued to expand. Revenue for the first quarter of 2012 increased by 62.7% over the first quarter of 2011. This increase in revenue was led by a $11.2 million, or 82.6%, increase in sales of printers and other products together with a $9.1 million, or 58.1%, increase in print material sales and a $9.8 million, or 52%, increase in services revenue year-over-year. Higher revenue combined with increased selling, general and administrative expenses primarily related to acquisition expenses and interest expense on the convertible notes resulted in net income of $6.2 million for the first quarter of 2012, compared to net income of $6.8 million for the same period in 2011. Revenue for Z Corp and Vidar for the first quarter of 2012 was $12.4 million and the operating loss was $0.2 million, after taking into account the integration and severance costs.

Materials sales for the first quarter of 2012 rose by $9.1 million from the first quarter of 2011 as revenue from materials was favorably impacted by continued expansion of printers installed over past periods. In addition, production printer sales are typically accompanied by significant initial print materials purchases to charge up new systems and commence production.

Revenue from services increased by $9.7 million to $28.5 million in the first quarter of 2012 from $18.8 million in the same quarter in 2011. The increase in services revenue reflects revenue from our custom parts services and increased revenue from printer service components, from both organic growth and acquisitions. Service revenue from custom parts services was $17.7 million, or 62.0%, of total service revenue for the first quarter of 2012.

For the first quarter of 2012, healthcare solutions revenue made up 15%, or $12.0 million, of our total revenue compared to 13%, or $6.2 million, in the first quarter of 2011, primarily due to our increased penetration into healthcare applications and to our acquisition of Vidar . Healthcare solutions revenue includes sales of printers, print materials, and services for hearing aid, dental, medical device and other health-related applications. Although printer sales into these marketplaces can fluctuate from period to period due to timing, 54% of revenue from healthcare solutions was from recurring revenue in the first quarter of 2012 compared to 64% in the first quarter of 2011.

Our gross profit in the first quarter of 2012 improved primarily from our higher level of revenue from increases across all revenue categories, including increased revenue from our higher gross profit margin print materials, coupled with continued cost containment. Our gross profit margin increased to 49.9% in the first quarter of 2012 from 48.4% in the first quarter of 2011 due to product mix, with an increased portion of sales of higher margin print materials and improvements in our cost structure, notwithstanding the increased unit sales of lower margin printers.

Our total operating expenses increased by $13.1 million in the first quarter of 2012 to $28.9 million from $15.8 million in the 2011 quarter. The increase reflected higher selling, general and administrative expenses primarily due to higher commissions and staffing from our acquisitions, and acquisition integration and severance costs of $2.4 million during the first quarter of 2012 from which we expect annual savings of $5.0 million to $5.5 million. This is consistent with our previous expectations of achieving between $5.0 million and $10.0 million in synergies. The increase also reflected a $2.1 million increase in research and development expenses related to our new products and consumer solutions development and acquired R&D expenses. We expect to continue to manage expenses and drive down our costs where possible without impairing our ability to operate and service our customers.

Our operating income for the first quarter of 2012 increased to $10.0 million from $7.4 million in the 2011 quarter. This improvement in operating income improved from higher revenues and increased gross profit, partially offset by higher operating expenses, including acquisition expenses incurred, as discussed below.

First quarter comparison of revenue by class of product and service

Table 1 sets forth our change in revenue by class of product and service for the first quarter of 2012 compared to the first quarter of 2011:

Table 1

(Dollars in thousands)	Printers and Other Products		Print Materials		Services		Totals
Revenue at March 31, 2011	$13,535	28.3%	$15,609	32.6%	$18,752	39.2%	$47,896	100%

Change in revenue:
Volume
Core products and services	28,703	212.1	1,387	8.9	8,929	47.6	39,019	81.5
New products and services	(50)	(0.4)	7,283	46.7	1,041	5.6	8,274	17.3
Price/Mix	(17,254)	(127.5)	603	3.9	—	—	(16,651)	(34.8)
Foreign currency translation	(215)	(1.6)	(204)	(1.3)	(199)	(1.1)	(618)	(1.3)

Net change	11,184	82.6	9,069	58.1	9,771	52.1	30,024	62.7

Revenue at March 31, 2012	$24,719	31.7%	$24,678	31.7%	$28,523	36.6%	$77,920	100.0%

We earn revenues from the sale of printers and other products, print materials and services. On a consolidated basis, revenue for the first quarter of 2012 increased by $30.0 million, or 62.7%, compared to the first quarter of 2011 primarily due to increased sales of printers and other products from acquired and organic growth, coupled with increased print materials and on-demand parts service revenue from acquired and organic growth.

The increase in revenue from printers and other products compared to the first quarter of 2011 is primarily due to increased printer unit sales volume for the first quarter of 2012 driven by increased demand for personal and professional printers and acquired printers revenue from the Z Corp and Vidar acquisitions that we completed in the first quarter of 2012.

Production printers made up $7.4 million, or 30.4%, of total printers revenue for the first quarter of 2012, compared to $8.4 million, or 62% for the first quarter of 2011. The decrease in production printers revenue is consistent with our ongoing plan to accelerate production printer adoption by introducing lower priced production printers, which are capable of using the same amount of materials as our higher priced production printers.

Due to the relatively high price of certain production printers and a corresponding lengthy selling cycle and relatively low unit volume of these higher priced production printer sales in any particular period, a shift in the timing and concentration of orders and shipments of a few printers from one period to another can significantly affect reported revenue in any given period. Revenue reported for printer sales in any particular period is also affected by revenue recognition rules prescribed by generally accepted accounting principles.

Personal and professional printers made up $16.9 million, or 69.6%, of total printers revenue for the first quarter of 2012, compared to $5.1 million, or 38%, for the first quarter of 2011. This represented a 230.0% increase in personal and professional printers revenue over the 2011 quarter.

The increase in revenue from print materials was aided by the improvement in printers sales and by the continued expansion of printers installed over past periods and by increased materials sales from the acquisitions of RenShape® and Z Corp print materials. Sales of integrated materials represented 63% of total materials revenue in the first quarter of 2012 compared to 50% in the first quarter of 2011.

The increase in services revenue primarily reflects revenue from our on-demand parts services from both organic growth and acquisitions. Service revenue from on-demand parts services was $17.7 million, or 62.0% of total service revenue for the first quarter of 2012 compared to $10.3 million, or 54.8% of total service revenue in the 2011 period.

For the first quarter of 2012, Z Corp and Vidar contributed $12.4 million of revenue. For the first quarter of 2011, Z Corp and Vidar had revenue of $14.1 million. This decrease in revenue was primarily attributed to the revenue contributions of the OEM ZBuilder® printer in the 2011 period, which was discontinued for the 2012 period. If Z Corp and Vidar had been included in our revenue for 2011, our overall corporate growth rate would have been 25.7%.

Taking into account all acquired businesses that we have owned for less than one year, our organic growth rate for the first quarter of 2012 was 26.1%.

At March 31, 2012 our backlog was $9.6 million, compared to backlogs of $8.3 million at December 31, 2011 and $7.9 million at March 31, 2011. Production and delivery of our printers is generally not characterized by long lead times, backlog is more dependent on timing of customers requested delivery. In addition, custom parts services lead time and backlog depends on whether orders are for rapid prototyping or longer-range production runs. The backlog at March 31, 2012 includes $5.7 million of custom parts services orders, compared to $4.3 million at March 31, 2011.

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

Change in first quarter revenue by geographic region

Each geographic region contributed to our higher level of revenue in first quarter of 2012. Table 2 sets forth the change in revenue by geographic area for the first quarter of 2012 compared to the first quarter of 2011:

Table 2

(Dollars in thousands)	U.S.		Europe		Asia-Pacific		Totals
Revenue at March 31, 2011	$22,876	47.8%	$18,115	37.8%	$6,905	14.4%	$47,896	100%

Change in revenue:
Volume	35,669	155.9	5,741	31.7	5,883	85.2	47,293	98.8
Price/Mix	(12,636)	(55.2)	(2,297)	(12.7)	(1,718)	(24.9)	(16,651)	(34.8)
Foreign currency translation	—	—	(848)	(4.7)	230	3.3	(618)	(1.3)

Net change	23,033	100.7	2,596	14.3	4,395	63.6	30,024	62.7

Revenue at March 31, 2012	$45,909	58.9%	$20,711	26.6%	$11,300	14.5%	$77,920	100%

Revenue from U.S. operations increased by $23.0 million, or 100.7%, to $45.9 million in 2012 from $22.9 million in the first quarter of 2011. The increase was due to higher volume, partially offset by the unfavorable combined effect of price and mix.

Revenue from non-U.S. operations at March 31, 2012 increased by $7.0 million, or 27.9%, to $32.0 million from $25.0 million at March 31, 2011. Revenue from non-U.S. operations as a percent of total revenue was 41.1% and 52.2%, respectively, at March 31, 2012 and 2011. The increase in non-U.S. revenue, excluding the effect of foreign currency translation, was 30.5% in the first quarter of 2012 compared to 40.5% in the first quarter of 2011.

Revenue from European operations increased by $2.6 million, or 14.3%, to $20.7 million from $18.1 million in the prior year period. This increase was due to a $5.7 million increase in volume, partially offset by $2.3 million unfavorable combined effect of price and mix and a $0.8 million unfavorable impact of foreign currency translation.

Revenue from Asia-Pacific operations increased by $4.4 million, or 63.6%, to $11.3 million from $6.9 million in the prior year period due primarily to the favorable $5.9 million increase in volume combined with a $0.2 favorable impact of foreign currency translation, partially offset by an unfavorable $1.7 million combined effect of price and mix.

Gross profit and gross profit margins

Table 3 sets forth gross profit and gross profit margin for our products and services for the first quarters of 2012 and 2011:

Table 3

	Three Months Ended March 31,
	2012		2011
(Dollars in thousands)	Gross Profit	Gross Profit Margin	Gross Profit	Gross Profit Margin
Printers and other products	$9,575	38.7%	$5,493	40.6%
Print materials	16,775	68.0	9,900	63.4
Services	12,503	43.8	7,804	41.6

Total	$38,853	49.9%	$23,197	48.4%

On a consolidated basis, gross profit for the first quarter of 2012 increased by $15.7 million to $38.9 million from $23.2 million in the first quarter of 2011, primarily as a result of higher sales from all revenue categories and helped by an increase in our gross profit margin.

Consolidated gross profit margin in the first quarter of 2012 increased by 1.5 percentage points to 49.9% of revenue from 48.4% of revenue for the 2011 quarter. The higher gross profit margin reflected improvements in print materials and on-demand parts gross profit margins, partially offset by a higher portion of sales of lower gross profit margin personal and professional printers and a reduction of recognized deferred revenue due to the initial accounting for Z Corp and Vidar sales.

Printers and other products gross profit for the first quarter of 2012 increased to $9.6 million from $5.5 million for the 2011 quarter, and gross profit margin for printers decreased by 1.9 percentage points to 38.7% from 40.6% in the 2011 quarter primarily due to increased sales of lower margin personal and professional printers.

Print materials gross profit for the first quarter of 2012 increased by $6.9 million, or 69.4%, to $16.8 million from $9.9 million for the 2011 quarter, and gross profit margin for print materials increased by 4.6 percentage points to 68.0% from 63.4% in the 2011 quarter primarily due to the favorable shift of the mix of materials towards personal and professional print materials and integrated materials.

Gross profit for services for the first quarter of 2012 increased by $4.7 million, or 60.2%, to $12.5 million from $7.8 million for the 2011 quarter, and gross profit margin for services increased by 2.2 percentage points to 43.8% from 41.6% in the 2011 quarter. The increase in gross profit was due primarily to higher levels of revenue associated with our custom parts services. The increase in gross profit margin for services is primarily due to increased synergies from the integration of acquired custom parts services coupled with improved gross profit margin on printer services. On-demand custom parts services gross profit margin improved 1.7 percentage points to 40.9% for the first quarter of 2012 from 39.2% in the first quarter of 2011. Printer services has a gross profit margin of 47.9% compared to 44.5% for the first quarter of 2011.

Operating expenses

As shown in Table 4, total operating expenses increased by $13.1 million, or 83.0%, to $28.9 million in the first quarter of 2012 from $15.8 million in the first quarter of 2011. This increase was due to higher selling, general and administrative expenses and higher research and development expenses, both of which are discussed below.

Table 4

	Three Months Ended March 31,
	2012		2011
(Dollars in thousands)	Amount	% Revenue	Amount	% Revenue
Selling, general and administrative expenses	$23,950	30.8%	$12,964	27.1%
Research and development expenses	4,933	6.3	2,822	5.9

Total operating expenses	$28,883	37.1%	$15,786	33.0%

Selling, general and administrative expenses increased by $11.0 million to $24.0 million in the first quarter of 2012 compared to $13.0 million in the first quarter of 2011, and increased to 30.8% of revenue in 2012 compared to 27.1% for 2011. The increase was due primarily to a $7.3 million increase in compensation costs due to commissions on higher revenues and higher staffing from acquisitions and bonuses associated with the 2012 acquisition and integration activities. SG&A expenses included $2.4 million of acquisition and severance expenses, from which we expect to realize annual savings of $5.0 million to $5.5 million. Additionally, SG&A expenses were impacted by a $2.6 million increase in amortization expense due to acquired intangibles, a $1.4 million increase in marketing expenses and a $0.7 million increase in occupancy costs related to additional acquired locations and a $0.3 million increase in travel expenses, partially offset by a $0.3 million improvement in legal expenses.

Research and development expenses increased by $2.1 million, or 74.8%, to $4.9 million in the first quarter of 2012 from $2.8 million in the first quarter of 2011, principally due to a $1.2 million increase in compensation expense and a $0.4 million increase in operating supplies and R&D materials and a $0.3 million increase in outside vendors and contract labor in the 2012 quarter related to new products and consumer solutions development.

Income from operations

Our income from operations of $10.0 million for the first quarter of 2012 improved from $7.4 million in 2011. See Gross profit and gross profit margins and Operating expenses above.

The following table sets forth operating income by geographic area for the first quarter of 2012 compared to 2011:

Table 5

	Three Months Ended March 31,
(Dollars in thousands)	2012	2011
Income from operations:
United States	$5,456	$3,537
Germany	253	411
Other Europe	1,009	1,512
Asia Pacific	3,155	1,976

Subtotal	9,873	7,436
Inter-segment elimination	97	(25)

Total	$9,970	$7,411

With respect to the U.S., in 2012 and 2011, the changes in operating income by geographic area reflected the same factors discussed above in Gross profit and gross profit margins and Operating expenses.

As most of our operations outside the U.S. are conducted through sales and marketing subsidiaries, the changes in operating income in our operations outside the U.S. in 2012 and 2011 resulted primarily from changes in transfer pricing which is a function of revenue levels.

Interest and other expense (income), net

Interest and other expense (income), net was $2.7 million of expense, net in the first quarter of 2012 compared with $0.3 million of income, net in the 2011 quarter. The higher interest and other expense primarily reflected the interest related to the senior convertible notes issued in 2011, which amounted to $3.2 million of interest expense, of which $1.0 million represents non-cash amortization. Interest and other expense (income), net in the first quarter of 2012 also reflected foreign exchange gain of $0.5 million. The $0.3 million of interest and other income, net in the first quarter of 2011 reflected foreign exchange gain of $0.6 million, partially offset by $0.2 million of interest expense and $0.1 million of other expense.

Provision for income taxes

We recorded a $1.1 million provision for income taxes in the first quarter of 2012 and $0.9 million in 2011. Our 2012 provision for income taxes reflects primarily deferred U.S. income taxes associated with the use of net operating loss carryforwards. We released a portion of the valuation allowance related to our U.S. net deferred tax assets during 2011. The 2011 provision for income taxes primarily reflects tax expense associated with income taxes in non-U.S. jurisdictions.

We utilized U.S. net deferred tax assets, specifically net operating loss carryforwards and U.S. federal tax credits, in determining the effective tax rate for the year. This resulted in a reduction our effective tax rate. Absent the use of these net operating loss carryforwards and tax credits, income tax expense would have been $1.9 million and the income tax rate would have been 37.2 percent. Due to our U.S. net operating loss carryforwards, our rate of cash taxes was 10.4 percent of taxable income.

Our U.S. deferred income tax assets, against which there is a valuation allowance, have been partially utilized in determining the effective tax rate for 2012, with the remainder offset by the recognition of $17,071 of deferred income tax liabilities from the acquisitions of Z Corp and Vidar. We will continue our ongoing review of actual results and anticipated future earnings, and their impact on future releases of valuation allowances. As of March 31, 2012, the Company has a valuation allowance remaining on its U.S. net deferred tax assets of $8,549.

Net income

Our net income for the first quarter of 2012 decreased $0.6 million to $6.2 million compared to $6.8 million in the first quarter of 2011. The principal reasons for the decrease, which are discussed in more detail above, were:

•	the $3.0 million increase in interest and other expense (income), net, and

•	the $0.2 million increase in our tax provision; and

•	partially offset by the $2.6 million increase in operating income as discussed above.

For the three months ended March 31, 2012, average common shares for basic and diluted earnings per share were 50.9 million and 51.7 million, respectively, and basic and diluted earnings per share were $0.12. For the three months ended March 31, 2011, average common shares for basic and diluted earnings per shares were 47.6 million and 48.6 million, respectively, and basic and diluted earnings per share were $0.14.

Other Financial Information

In addition to our results determined under U.S. generally accepted accounting principles (“GAAP”) discussed above, management believes non-GAAP financial measures, which adjust net income and earnings per share are useful to investors in evaluating our operating performance.

We use non-GAAP financial measures of adjusted net income and adjusted earnings per share to supplement our unaudited condensed consolidated financial statements presented on a GAAP basis to facilitate a better understanding of the impact that several strategic acquisitions had on our financial results.

These non-GAAP financial measures have not been prepared in accordance with GAAP and may be different from non-GAAP financial measures used by other companies and they are subject to inherent limitations as they reflect the exercise of judgments by our management about which costs, expenses and other items are excluded from our GAAP financial statements in determining our non-GAAP financial measures. We have sought to compensate for these limitations by analyzing current and expected future results on a GAAP basis as well as a non-GAAP basis and also by providing GAAP financial statements as required in our public disclosures as well as reconciliations of our non-GAAP financial measures of adjusted net income and adjusted earnings per share to our GAAP financial statements.

The presentation of our non-GAAP financial measures which adjust net income and earnings per share are not meant to be considered in isolation or as a substitute for the directly comparable financial measures prepared in accordance with GAAP. These non-GAAP financial measures are meant to supplement, and be viewed in conjunction with, GAAP financial measures. We urge investors to review the reconciliation of our non-GAAP financial measures to the comparable GAAP financial measures included below, and not to rely on any single financial measure to evaluate our business.

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

Release of valuation allowance on deferred tax assets. We exclude the tax-effected, non-cash benefit of the releases of portions of the valuation allowance on deferred tax assets.

Reconciliation of GAAP Net Income to Non-GAAP Financial Measures

	Three Months Ended March 31,
(Dollars in thousands, except per share)	2012	2011
GAAP net income	$6,188	$6,822
Stock-based compensation	1,035	387
Amortization of intangibles (a)	3,009	841
Acquisition and severance expenses	2,102	99
Non-cash interest expense	845	—

Non-GAAP adjusted net income	13,179	8,149

Non-GAAP adjusted basic earnings per share	$0.26	$0.17

Non-GAAP adjusted diluted earnings per share	$0.25	$0.17

(a)	Represents amortization expense for the three months ended March 31, 2012 and 2011, of which $41 and $44, respectively, is included in cost of sales and the remaining $2,968 and $797, respectively, is included in operating expenses.

Financial Condition and Liquidity

Table 6

(Dollars in thousands)	March 31, 2012	December 31, 2011
Cash and cash equivalents	$60,027	$179,120
Working capital	88,964	202,357
Total stockholders’ equity	264,117	254,788

Our unrestricted cash and cash equivalents decreased by $119.1 million to $60.0 million at March 31, 2012 from $179.1 million at December 31, 2011. The balance at December 31, 2011 included $145.4 million of net proceeds from senior convertible notes, of which $141.3 million was used to complete the acquisition of Z Corp and Vidar on January 3, 2012 and the related financing transaction. Excluding the proceeds of the convertible notes, cash increased $26.3 million. We generated $15.8 million of cash from operating activities, consisting of $8.5 million of non-cash charges that were included in our net income, our $6.2 million net income and $1.1 million of cash provided by net changes in operating accounts. We used $135.9 million of cash in investing activities. See Cash flow and Capitalized lease obligations below.

Cash equivalents comprise funds held in money market instruments and are reported at their current carrying value, which approximates fair value due to the short-term nature of these instruments. We minimize our credit risk by investing primarily in investment grade, liquid instruments and limit exposure to any one issuer depending on credit quality.

Our net working capital decreased by $113.4 million to $89.0 million at March 31, 2012 from $202.4 million at December 31, 2011, primarily due to the factors discussed below:

Our unrestricted cash and cash equivalents decreased by $119.1 million to $60.0 million at March 31, 2012 from $179.1 million at December 31, 2011. This decrease primarily was due to the balance at December 31, 2011 including $145.4 million of net proceeds from senior convertible notes, of which $134.9 million was used to complete the acquisition of Z Corp and Vidar on January 3, 2012. This decrease was partially offset by cash from operations of $15.8 million and $0.7 million from financing activities in the first quarter of 2012.

Accounts receivable, net, increased by $9.9 million to $61.1 million at March 31, 2012 from $51.2 million at December 31, 2011. Our gross accounts receivable increased by $10.4 million from December 31, 2011, primarily due to acquiring the receivables of Z Corp and Vidar and our changing business model, which includes custom parts services and increasing materials, both of which are generally sold on credit terms, make up a larger percent of our total sales. With an increased portion of our sales on credit terms, our days sales outstanding increased to 71 days at March 31, 2012 from 67 days at December 31, 2011 and accounts receivable more than 90 days past due decreased to 11.7% of gross receivables from 11.9% at December 31, 2011.

Inventories increased by $9.6 million to $34.9 million at March 31, 2012 from $25.3 million at December 31, 2011. This increase resulted primarily from a $9.1 million increase in finished goods inventory due the increased inventory related to the acquisition of Z Corp and Vidar and due to the timing of sales and revenue recognition at quarter-end, which also impacts our backlog, and a $1.2 million increase in raw materials primarily related to the timing of deliveries of raw materials and printer assembly parts. We maintained $3.4 million of inventory reserves at March 31, 2012 and $2.5 million of such reserves at December 31, 2011.

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

Accounts payable increased by $7.2 million to $33.1 million at March 31, 2012 from $25.9 million at December 31, 2011. The increase primarily related to the normal timing of our scheduled expense payments, an increase in payables related to our acquisition of Z Corp and Vidar, and the increase in inventories, which is explained above.

Accrued and other liabilities increased by $6.4 million to $23.2 million at March 31, 2012 from $16.8 million at December 31, 2011. This increase is primarily due to an increase in accrued compensation related to higher compensation costs and bonuses related to the acquisition and integration of Z Corp and Vidar and an increase in accrued interest related to the senior convertible notes.

The changes in the first quarter of 2012 that make up the other components of working capital not discussed above arose in the ordinary course of business.

Differences between the amounts of working capital item changes in the cash flow statement and the balance sheet changes for the corresponding items are primarily the result of foreign currency translation adjustments.

We have relied on our unrestricted cash, cash flow from operations and capital markets transactions to meet our cash requirements for working capital, capital expenditures and acquisitions. However, it is possible that we may need to raise additional funds to finance our activities beyond the next twelve months or to consummate significant acquisitions of other businesses, assets, products or technologies. If needed, we may be able to raise such funds by issuing equity or debt securities to the public or selected investors, or by borrowing from financial institutions, selling assets or restructuring debt.

Cash flow

Table 7 summarizes the cash provided by or used in operating activities, investing activities and financing activities, as well as the effect of changes in foreign currency exchange rates on cash, for the first three months of 2012 and 2011.

Table 7

(Dollars in thousands)	2012	2011
Cash provided by operating activities	$15,827	$289
Cash used in investing activities	(135,904)	(22,666)
Cash provided by financing activities	746	55,461
Effect of exchange rate changes on cash	238	395

Net increase (decrease) in cash and cash equivalents	$(119,093)	$33,479

Cash flow from operating activities

For the three months ended March 31, 2012, our operating activities provided $15.8 million of net cash. This source of cash consisted primarily of net income plus the effects of non-cash items and changes in working capital, which are described above.

For the three months ended March 31, 2011, our operating activities provided $0.3 million of net cash. This source of cash consisted of our $6.8 million net income, $3.6 million of non-cash items included in our net income and $10.1 million of cash used by net changes in operating accounts.

Cash flow from investing activities

Net cash used in investing activities in the first three months of 2012 increased to $135.9 million from $22.7 million for the first three months of 2011. This increase was primarily due to $134.9 million of cash paid for acquisitions in the first quarter of 2012 compared to $22.1 million paid for acquisitions in the 2011 period.

Cash flow from financing activities

Net cash provided by financing activities decreased to $0.7 million for the three months ended March 31, 2012 compared to $55.5 million in the 2011 period. Cash from financing activities in the first quarter of 2012 was from $0.8 million of stock-based compensation proceeds, partially offset by capital lease payments. Cash from financing activities in the three months ended March 31, 2011 included $54.0 million of net proceeds resulting from our Common Stock offering in March 2011 coupled with $1.5 million of stock-based compensation proceeds.

Contractual commitments and off-balance sheet arrangements

Debt

As discussed above, in November 2011, we issued senior convertible notes due 2016 in an aggregate principal amount of $152.0 million. These notes bear interest at a fixed rate of 5.50% per annum, payable June 15 and December 15 of each year while they are outstanding, beginning June 15, 2012. The net proceeds of the notes were used to fund the acquisition of Z Corp and Vidar and for general corporate purposes. See Notes 2 and 8 to the unaudited condensed consolidated financial statements.

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

The Notes contain a number of covenants covering, among other things, payment of notes, reporting, maintenance of existence and payment of taxes. Failure to comply with these covenants, or any other event of default, could result in acceleration of the principal amount and accrued and unpaid interest on the notes. We were in compliance with all covenants as of March 31, 2012. See Note 8 to the unaudited condensed consolidated financial statements.

Capitalized lease obligations

Our principal contractual commitments consist of capitalized lease obligations of $7.7 million at March 31, 2012. Our capitalized lease obligations, which primarily relate to a lease agreement that we entered into during 2006 with respect to our Rock Hill facility which covers the facility itself, decreased to $7.7 million at March 31, 2012 from $7.8 million at December 31, 2011 primarily due to scheduled payments of principal on capital lease installments.

Our outstanding capitalized lease obligations carrying values at March 31, 2012 and December 31, 2011 were as follows:

Table 8

(Dollars in thousands)	March 31, 2012	December 31, 2011
Capitalized lease obligations:
Current portion of capitalized lease obligations	$160	$163
Capitalized lease obligations, long-term portion	7,574	7,609

Total capitalized lease obligations	$7,734	$7,772

Other contractual commitments

For certain of our recent acquisitions we are obligated for the payment of deferred purchase price totaling $1.1 million, due in 2012 and 2013, compared to $1.4 million at December 31, 2011. Certain of our recent acquisitions contain earnout provisions under which the sellers of the acquired businesses can earn additional amounts. The total amount of liabilities recorded for these earnouts at March 31, 2012 is $1.9 million, compared to $1.9 million at December 31, 2011. See Note 2 for details of acquisitions and related commitments.

As of March 31, 2012, we have supply commitments related to printer assembly that total $7.6 million compared to $10.9 million at December 31, 2011.

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

We do not hedge or trade for speculative purposes, and our foreign currency contracts are generally short-term in nature, typically maturing in 90 days or less. We have elected not to prepare and maintain the documentation to qualify for hedge accounting treatment under ASC 815, “Derivatives and Hedging,” and therefore, we recognize all gains and losses (realized or unrealized) in interest and other expense (income), net in our unaudited condensed consolidated statements of operations and comprehensive income.

There were no foreign exchange contracts at March 31, 2012 or December 31, 2011. See Note 7 of the unaudited condensed consolidated financial statements.

Changes in the fair value of derivatives are recorded in interest and other expense (income), net, in our unaudited condensed consolidated statements of operations and comprehensive income. Depending on their fair value at the end of the reporting period, derivatives are recorded either in prepaid and other current assets or in accrued liabilities in our unaudited condensed consolidated balance sheets.

The total impact of foreign currency related items on our unaudited condensed consolidated statements of operations and comprehensive income was a $0.5 million gain for the three months ended March 31, 2012 and a $0.6 million gain for the three months ended March 31, 2011.

Recent Accounting Pronouncements

For information with respect to recent accounting pronouncements and the impact of these pronouncements on our condensed consolidated financial statements, see Note 1 to the unaudited condensed consolidated financial statements.

Critical Accounting Policies and Significant Estimates

For a discussion of our critical accounting policies and estimates, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Significant Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

In addition to statements that explicitly describe such risks and uncertainties, readers are urged to consider statements in future or conditional tenses or that include terms such as “believes,” “belief,” “expects,” “intends,” “anticipates” or “plans” to be uncertain and forward-looking. Forward-looking statements may include comments as to our beliefs and expectations as to future events and trends affecting our business. Forward-looking statements are based upon management’s current expectations concerning future events and trends and are necessarily subject to uncertainties, many of which are outside of our control. The factors stated under the heading “Cautionary Statements and Risk Factors” set forth below and those described in our other SEC reports, including our Form 10-K for the year ended December 31, 2011, as well as other factors, could cause actual results to differ materially from those reflected or predicted in forward-looking statements.

Any forward-looking statements are based on management’s beliefs and assumptions, using information currently available to us. We assume no obligation, and do not intend, to update these forward-looking statements.

If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from those reflected in or suggested by forward-looking statements. Any forward-looking statement you read in this Form 10-Q reflects our current views with respect to future events and is subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity. All subsequent written and oral forward-looking statements attributable to us or individuals acting on our behalf are expressly qualified in their entirety by this paragraph. You should specifically consider the factors identified or referred to in this Form 10-Q and our other SEC reports, including our Annual Report on Form 10-K for the year ended December 31, 2011, which would cause actual results to differ from those referred to in forward-looking statements.

Cautionary Statements and Risk Factors

We recognize that we are subject to a number of risks and uncertainties that may affect our future performance. The risks and uncertainties described in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2011 are not the only risks and uncertainties that we face. Additional risks and uncertainties not currently known to us or that we currently deem not to be material also may impair our business operations. If any of these risks actually occur, our business, results of operations and financial condition could suffer. In that event the trading price of our common stock could decline, and you may lose all or part of your investment in our common stock. The risks discussed in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2011 also include forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements.

Except as required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

For a discussion of market risks at December 31, 2011, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2011. During the first three months of 2012, there were no material changes or developments that would materially alter the market risk assessment performed as of December 31, 2011.

Item 4.	Controls and Procedures.

Evaluation of disclosure controls and procedures

As of March 31, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) pursuant to Rules 13a-15 and 15d-15 under the Exchange Act. These controls and procedures were designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner to allow timely decisions regarding required disclosures. Based on this evaluation, including an evaluation of the rules referred to above in this Item 4, management has concluded that our disclosure controls and procedures were effective as of March 31, 2012 to provide reasonable assurance that the information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in a manner to allow timely decisions regarding required disclosures.

Changes in Internal Controls over Financial Reporting

There were no material changes in our internal controls over financial reporting during the period covered by this Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

The information set forth in Note 15 of the unaudited condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q is incorporated herein by reference.

Item 1A.	Risk Factors.

There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 4. Mine Safety Disclosures.

Item 6. Exhibits.

The following exhibits are included as part of this filing and incorporated herein by this reference:

3.1	Certificate of Incorporation of Registrant. (Incorporated by reference to Exhibit 3.1 to Form 8-B filed on August 16, 1993, and the amendment thereto, filed on Form 8-B/A on February 4, 1994.)

3.2	Amendment to Certificate of Incorporation filed on May 23, 1995. (Incorporated by reference to Exhibit 3.2 to Registrant’s Registration Statement on Form S-2/A, filed on May 25, 1995.)

3.3	Certificate of Designation of Rights, Preferences and Privileges of Preferred Stock. (Incorporated by reference to Exhibit 2 to Registrant’s Registration Statement on Form 8-A filed on January 8, 1996.)

3.4	Certificate of Designation of the Series B Convertible Preferred Stock, filed with the Secretary of State of Delaware on May 2, 2003. (Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K, filed on May 7, 2003.)

3.5	Certificate of Elimination of Series A Preferred Stock filed with the Secretary of State of Delaware on March 4, 2004. (Incorporated reference to Exhibit 3.6 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, filed on March 15, 2004.)

3.6	Certificate of Elimination of Series B Preferred Stock filed with the Secretary of State of Delaware on June 9, 2006. (Incorporated reference to Exhibit 3.1 of Registrant’s Current Report on Form 8-K, filed on June 9, 2006.)

3.7	Certificate of Amendment of Certificate of Incorporation filed with Secretary of State of Delaware on May 19, 2004. (Incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, filed on August 5, 2004.)

3.8	Certificate of Amendment of Certificate of Incorporation filed with Secretary of State of Delaware on May 17, 2005. (Incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, filed on August 1, 2005.)

3. 9	Certificate of Designations, Preferences and Rights of Series A Preferred Stock, filed with the Secretary of State of Delaware on December 9, 2008. (Incorporated by reference to Exhibit 3.1 of Registrant’s Current Report on Form 8-K, filed on December 9, 2008.)

3.10	Amended and Restated By-Laws. (Incorporated by reference to Exhibit 3.2 of Registrant’s Current Report on Form 8-K filed on December 1, 2006.)

3.11	Certificate of Amendment of Certificate of Incorporation filed with the Secretary of State of Delaware on October 7, 2011. (Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed on October 7, 2011.)

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated April 26, 2012.

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated April 26, 2012.

32.1	Certification of Principal Executive Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated April 26, 2012.

32.2	Certification of Principal Financial Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated April 26, 2012.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

Date: April 26, 2012