Form 10-Q
period 2012-06-30
3D SYSTEMS CORP
filed 2012-07-26
CIK 910638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Shares of Common Stock, par value $0.001, outstanding as of July 20, 2012: 55,402,822

3D SYSTEMS CORPORATION

Quarterly Report on Form 10-Q for the

Quarter Ended June 30, 2012

PART I. — FINANCIAL INFORMATION

Item 1. Financial Statements.

3D SYSTEMS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
(in thousands, except par value)	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$158,501	$179,120
Accounts receivable, net of allowance for doubtful accounts of $3,792 (2012) and $3,019 (2011)	63,901	51,195
Inventories, net of reserves of $3,804 (2012) and $2,542 (2011)	39,994	25,283
Prepaid expenses and other current assets	2,766	2,241
Current deferred income taxes	7,413	3,528
Restricted cash	12	13

Total current assets	272,587	261,380
Property and equipment, net	35,705	29,594
Intangible assets, net	99,156	54,040
Goodwill	217,275	107,651
Long term deferred income taxes	460	3,195
Other assets, net	7,155	7,114

Total assets	$632,338	$462,974

LIABILITIES AND EQUITY
Current liabilities:
Current portion of capitalized lease obligations	$157	$163
Accounts payable	34,225	25,911
Accrued and other liabilities	19,254	16,816
Customer deposits	3,785	3,398
Deferred revenue	15,659	12,735

Total current liabilities	73,080	59,023
Long term portion of capitalized lease obligations	7,534	7,609
Convertible senior notes, net	132,798	131,107
Deferred income tax liability	23,627	3,666
Other liabilities	11,226	6,781

Total liabilities	248,265	208,186

Commitments and Contingencies
Stockholders’ equity:
Preferred stock, authorized 5,000 shares, none issued	—	—
Common stock, $0.001 par value, authorized 120,000 shares; 55,841 (2012) and 50,975 (2011) issued	56	51
Additional paid-in capital	391,143	274,542
Treasury stock, at cost: 343 (2012) and 324 shares (2011)	(228)	(214)
Accumulated deficit	(8,019)	(22,531)
Accumulated other comprehensive income	1,121	2,940

Total stockholders’ equity	384,073	254,788

Total liabilities and stockholders’equity	$632,338	$462,974

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2012	2011	2012	2011
Revenue:
Products	$52,275	$32,610	$101,672	$61,754
Services	31,335	22,518	59,858	41,271

Total revenue	83,610	55,128	161,530	103,025
Cost of sales:
Products	23,845	15,971	46,892	29,723
Services	16,797	13,954	32,817	24,902

Total cost of sales	40,642	29,925	79,709	54,625

Gross profit	42,968	25,203	81,821	48,400
Operating expenses:
Selling, general and administrative	24,048	14,159	47,998	27,123
Research and development	4,921	3,043	9,854	5,865

Total operating expenses	28,969	17,202	57,852	32,988

Income from operations	13,999	8,001	23,969	15,412
Interest and other expense (income), net	3,740	107	6,422	(189)

Income before income taxes	10,259	7,894	17,547	15,601
Provision for (benefit of) income taxes	1,935	(5,479)	3,035	(4,594)

Net income	$8,324	$13,373	$14,512	$20,195
Other comprehensive income
Unrealized gain on pension obligation	$13	$2	$7	$5
Foreign currency translation gain (loss)	(3,016)	1,501	(1,826)	2,622

Comprehensive income	$5,321	$14,876	$12,693	$22,822

Net income per share — basic	$0.16	$0.27	$0.28	$0.41

Net income per share — diluted	$0.16	$0.26	$0.28	$0.40

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(in thousands)	2012	2011
Cash flows from operating activities:
Net income	$14,512	$20,195
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (benefit of) deferred income taxes	1,301	(5,472)
Depreciation and amortization	10,678	5,000
Non-cash interest on convertible notes	1,942	—
Provision for bad debts	904	558
Stock-based compensation	2,480	1,234
(Gain) loss on the disposition of property, equipment and investments	(454)	—
Changes in operating accounts:
Accounts receivable	(4,980)	(1,696)
Inventories	(9,453)	(3,900)
Prepaid expenses and other current assets	20	(951)
Accounts payable	4,111	(3,750)
Accrued liabilities	129	(3,377)
Customer deposits	(280)	(929)
Deferred revenue	718	(903)
Other operating assets and liabilities	(250)	223

Net cash provided by operating activities	21,378	6,232

Cash flows from investing activities:
Purchases of property and equipment	(1,552)	(978)
Additions to license and patent costs	(389)	(211)
Cash paid for acquisitions, net of cash assumed	(147,511)	(27,975)

Net cash used in investing activities	(149,452)	(29,164)

Cash flows from financing activities:
Proceeds from issuance of common stock	106,912	62,054
Proceeds from exercise of stock options and restricted stock	897	2,281
Repayment of capital lease obligations	(81)	(112)
Restricted cash	1	(207)

Net cash provided by financing activities	107,729	64,016

Effect of exchange rate changes on cash	(274)	576

Net increase (decrease) in cash and cash equivalents	(20,619)	41,660

Cash and cash equivalents at the beginning of the period	179,120	37,349

Cash and cash equivalents at the end of the period	$158,501	$79,009

Supplemental Cash Flow Information:
Interest payments	$4,303	$282
Income tax payments	771	445
Non-cash items:
Transfer of equipment from inventory to property and equipment, net(a)	1,580	1,102
Transfer of equipment to inventory from property and equipment, net(b)	(1,009)	38
Stock issued for acquisitions of businesses	6,604	2,042

(a)	Inventory is transferred from inventory to property and equipment at cost when the Company requires additional machines for training, training, demonstration or short-term rentals.
(b)	In general, an asset is transferred from property and equipment, net into inventory at its net book value when the Company has identified a potential sale for a used machine. The machine is removed from inventory upon recognition of the sale.

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

	Common Stock				Treasury Stock			Accumulated
(In thousands, except par value)	Shares	Par Value $0.001		Additional Paid In Capital	Shares	Amount	Accumulated Deficit	Other Comprehensive Income	Total Stockholders’ Equity
Balance at December 31, 2011	50,975	$51		$274,542	324	$(214)	$(22,531)	$2,940	$254,788
Exercise of stock options	105	—	(a)	562	—	—	—	—	562
Issuance (repurchase) of restricted stock, net	347	—	(a)	347	19	(14)	—	—	333
Issuance of common stock	4,151	5		106,909					106,914
Issuance of stock for acquisitions	263	—	(a)	6,603					6,603
Stock-based compensation expense	—	—		2,180	—	—	—	—	2,180
Net income	—	—		—	—	—	14,512	—	14,512
Gain on pension plan – unrealized	—	—		—	—	—	—	7	7
Foreign currency translation adjustment	—	—		—	—	—	—	(1,826)	(1,826)

Balance at June 30, 2012	55,841	$56		$391,143	343	$(228)	$(8,019)	$1,121	$384,073

(a)	Amounts not shown due to rounding.

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments, consisting of adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results of operations for the quarter and six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the full year.

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

The Company has evaluated subsequent events from the date of the condensed consolidated balance sheet through the date of the filing of this Form 10-Q. During this period, the Company closed the acquisition of Viztu Technologies, Inc. See Note 2 and Note 16 for a description of subsequent events.

Recent Accounting Pronouncements

No new accounting pronouncements issued or effective during the second quarter of 2012 have had or are expected to have a significant impact on the Company’s consolidated financial statements.

(2) Acquisitions

The Company completed acquisitions in the second quarter of 2012, which are discussed below.

On April 5, 2012, the Company acquired the outstanding shares of Fresh Fiber B.V. (“Fresh Fiber”), moving from a minority shareholder to 100% ownership. Fresh Fiber designs and markets innovative 3D printed accessories for retail consumer electronics. Fresh Fiber’s operations have been integrated into the Company and are included in products revenue. The fair value of the consideration paid for this acquisition, net of cash acquired, was $1,243, based on the Euro exchange rate at the date of acquisition, of which $848 was paid in cash and $395 was paid in shares of the Company’s common stock. These shares were issued in a private transaction exempt from registration under the Securities Act of 1933. The fair value of the consideration paid for this acquisition was allocated to the assets purchased and liabilities assumed based on their estimated fair values as of the acquisition date, with any excess to be recorded as goodwill, and is included in the table below which summarizes second quarter 2012 acquisitions. The Fresh Fiber acquisition is not significant to the Company’s financial statements.

Subject to the terms and conditions of the acquisition agreement, the seller has the right to earn an additional amount pursuant to an earnout formula over a three-year period as set forth in the acquisition agreement. As of June 30, 2012, an accrued liability of approximately $1,779 was recorded for the earnout. The earnout was determined to be acquisition consideration and therefore is reflected as part of goodwill.

On April 10, 2012, the Company acquired Kodama Studios, LLC, which operates My Robot Nation, (“My Robot Nation”), a consumer technology platform that provides intuitive, game-like content creation for 3D printing. My Robot Nation’s operations have been integrated into the Company and future revenue from this acquisition will be reported in services revenue. The fair value of the consideration paid for this acquisition, net of cash acquired, was $2,749, of which $1,499 was paid in cash and $1,250 was paid in shares of the Company’s common stock. These shares were issued in a private transaction exempt from registration under the Securities Act of 1933. The fair value of the consideration paid for this acquisition was allocated to the assets purchased and liabilities assumed based on the estimated fair values as of the acquisition date, with any excess to be recorded as goodwill, and is included in the table below which summarizes second quarter 2012 acquisitions. The My Robot Nation acquisition is not significant to the Company’s financial statements.

On April 17, 2012, the Company acquired the assets of Paramount Industries (“Paramount”), a direct rapid manufacturing provider of product development solutions for aerospace and medical device applications, from design to production of certified end-use parts and products. Paramount’s operations have been integrated into the Company and future revenue from this acquisition will be reported in services revenue. The fair value of the consideration paid for this acquisition, net of cash acquired, was $7,953, of which $6,138 was paid in cash and $1,815 was paid in shares of the Company’s common stock. These shares were issued in a private transaction exempt from registration under the Securities Act of 1933. The fair value of the consideration paid for this acquisition was allocated to the assets purchased and liabilities assumed based on the estimated fair values as of the acquisition date, with any excess to be recorded as goodwill, and is included in the table below which summarizes second quarter 2012 acquisitions. The Paramount acquisition is not significant to the Company’s financial statements.

Subject to the terms and conditions of the acquisition agreement, the seller has the right to earn an additional amount pursuant to an earnout formula over a five-year period as set forth in the acquisition agreement. As of June 30, 2012, an accrued liability of approximately $2,420 was recorded for the earnout. The earnout was determined to be acquisition consideration and therefore is reflected as part of goodwill. In connection with the acquisition the Company entered into a lease agreement with the former owner of Paramount Industries pursuant to which the Company agreed to lease the facilities at which Paramount Industries conducts its operations. The lease provides for an initial term of five years, with options for two successive three-year terms.

On May 23, 2012, the Company acquired the shares of Bespoke Innovations, Inc. (“Bespoke”), a startup that is bringing a more personal approach to the way a broad spectrum of medical devices are developed and used. Bespoke develops proprietary, integrated scan, design and print technology that is designed to deliver custom fit prosthetics, orthotics and orthopedic devices that improve treatment and lifestyle outcomes. Bespoke’s operations have been integrated into the Company and future revenue from this acquisition will be reported in products revenue. The fair value of the consideration paid for this acquisition, net of cash acquired, was $7,903 of which $4,064 was paid in cash and $3,144 was paid in shares of the Company’s common stock. These shares were issued in a private transaction exempt from registration under the Securities Act of 1933. Subject to the terms and conditions of the acquisition agreement, the sellers have the right to a deferred payment of $695. The fair value of the consideration paid for this acquisition was allocated to the assets purchased and liabilities assumed, based on the estimated fair values as of the acquisition date, with any excess to be recorded as goodwill, and is included in the table below which summarizes second quarter 2012 acquisitions. The Bespoke acquisition is not significant to the Company’s financial statements.

The Company’s purchase price allocations for acquired companies are preliminary and subject to revision as more detailed analyses are completed and additional information about fair value of assets and liabilities becomes available. The amounts related to the acquisitions of these businesses were allocated to the assets acquired and the liabilities assumed and included in the Company’s condensed consolidated balance sheet at June 30, 2012 as follows:

(in thousands)	2012
Fixed assets	$3,367
Intangible assets	21,500
Other liabilities, net of cash acquired and assets assumed	(5,019)

Net assets acquired	$19,848

Subsequent acquisitions

In July 2012, the Company acquired the shares of Viztu Technologies, Inc. (“Viztu”), the developer of Hypr3D, an online platform that allows anyone to turn their pictures and videos into printable 3D creations. The fair value of the consideration paid for this acquisition, net of cash acquired, was $1,000, based on the exchange rate at the date of acquisition, of which $500 was paid in cash and $500 was paid in shares of the Company’s common stock. These shares were issued in a private transaction exempt from registration under the Securities Act of 1933. Due to the timing of this acquisition, the Company is in the process of allocating the fair values of the assets purchased, liabilities assumed and other intangibles identified as of the acquisition date, with any excess to be recorded as goodwill. The Company plans to integrate Viztu into consumer solutions and future revenue from this acquisition will be reported in services revenue. The Viztu acquisition is not significant to the Company’s financial statements.

Subject to the terms and conditions of the acquisition agreement, the seller has the right to earn an additional amount up to $1,000, pursuant to an earnout formula over a four-year period as set forth in the acquisition agreement.

(3) Inventories

Components of inventories, net at June 30, 2012 and December 31, 2011 were as follows:

(in thousands)	2012	2011
Raw materials	$12,554	$8,797
Work in process	1,392	606
Finished goods and parts	29,852	18,422

Total cost	43,798	27,825
Less: reserves	(3,804)	(2,542)

Inventories, net	$39,994	$25,283

(4) Property and Equipment

Property and equipment at June 30, 2012 and December 31, 2011 were as follows:

(in thousands)	2012	2011	Useful Life (in years)
Land	$541	$541	N/A
Building	9,204	9,204	25
Machinery and equipment	46,366	36,773	3-7
Capitalized software — ERP	3,173	3,141	5
Office furniture and equipment	3,252	3,138	5
Leasehold improvements	6,463	5,996	Life of lease	(1)
Rental equipment	54	56	5
Construction in progress	618	980	N/A

Total property and equipment	69,671	59,829
Less: Accumulated depreciation and amortization	(33,966)	(30,235)

Total property and equipment, net	$35,705	$29,594

(1)	Leasehold improvements are amortized on a straight-line basis over the shorter of (i) their estimated useful lives and (ii) the estimated or contractual life of the related lease.

Depreciation and amortization expense on property and equipment for the quarter and six months ended June 30, 2012 were $2,162 and $4,134, respectively, compared to $1,480 and $3,049, respectively, for the quarter and six months ended June 30, 2011.

(5) Intangible Assets

Intangible assets other than goodwill at June 30, 2012 and December 31, 2011 were as follows:

	2012			2011
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets with finite lives:
Licenses	$5,875	$(5,875)	$—	$5,875	$(5,875)	$—
Patent costs	19,970	(13,933)	6,037	16,379	(13,846)	2,533
Acquired technology	25,920	(11,003)	14,917	11,015	(10,345)	670
Internally developed software	17,847	(10,704)	7,143	17,847	(9,983)	7,864
Customer relationships	56,520	(4,577)	51,943	32,974	(1,798)	31,176
Non-compete agreements	11,564	(2,750)	8,814	8,976	(1,890)	7,086
Trade names	4,330	(438)	3,892	1,951	(180)	1,771
Other	6,335	(2,695)	3,640	1,986	(1,746)	240
Intangibles with indefinite lives:
Trademarks	2,770	—	2,770	2,700	—	2,700

Total intangible assets	$151,131	$(51,975)	$99,156	$99,703	$(45,663)	$54,040

For the six months ended June 30, 2012 and 2011, the Company capitalized $389 and $211, respectively, of costs incurred to acquire, develop and extend patents in the United States and various other countries.

Amortization expense for intangible assets for the quarter and six months ended June 30, 2012 was $3,021 and $6,440, respectively, compared to $1,111 and 1,951 for the quarter and six months ended June 30, 2011.

Annual amortization expense for intangible assets for 2012, 2013, 2014, 2015 and 2016 is expected to be $13,610, $12,682, $12,656, $11,364 and $10,255, respectively.

(6) Accrued and Other Liabilities

Accrued liabilities at June 30, 2012 and December 31, 2011 were as follows:

(in thousands)	2012	2011
Compensation and benefits	$9,222	$7,036
Vendor accruals	1,479	1,640
Accrued professional fees	457	326
Accrued taxes	4,314	3,500
Royalties payable	557	302
Accrued interest	416	950
Earnouts and deferred payments related to acquisitions	2,087	1,384
Accrued other	722	1,678

Total	$19,254	$16,816

Other liabilities at June 30, 2012 and December 31, 2011 were as follows:

(in thousands)	2012	2011
Defined benefit pension obligation	$3,734	$3,884
Long-term tax liability	808	827
Earnouts and deferred payments related to acquisitions	6,458	1,898
Other long-term liabilities	226	172

Total	$11,226	$6,781

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

There were no foreign currency contracts outstanding at June 30, 2012 or December 31, 2011.

The total impact of foreign currency transactions on the condensed consolidated statements of operations and comprehensive income for the quarter and six months ended June 30, 2012 reflected a loss of $1,035 and $515, respectively, compared to a gain of $56 and $611, respectively, for the quarter and six months ended June 30, 2011.

(8) Borrowings

5.5% senior convertible notes and interest expense

In November 2011, the Company issued $152,000 of 5.50% senior convertible notes due December 2016. These notes are senior unsecured obligations and rank equal in right of payment with all the Company’s existing and future senior unsecured indebtedness. They are also senior in right of payment to any subordinated indebtedness that the Company may incur in the future.

The notes accrue interest at the rate of 5.50% per year payable in cash semi-annually on June 15 and December 15 of each year.

The following table summarizes the principal amounts and related unamortized discount on convertible notes at June 30, 2012 and December 31, 2011:

(in thousands)	2012	2011
Principal amount of convertible notes	$152,000	$152,000
Unamortized discount on convertible notes	(19,202)	(20,893)

Net carrying value	$132,798	$131,107

These notes are convertible into shares of the Company’s Common Stock at an initial conversion rate equivalent to 46.6021 shares of Common Stock per $1 principal amount of notes, which represents an initial conversion rate of approximately $21.46 per share of Common Stock. The conversion rate is subject to adjustment in certain circumstances as more fully set forth in the indenture covering the notes. As of June 30, 2012, the stock price condition for convertibility of the notes was satisfied. The notes are convertible in the quarter ending September 30, 2012.

If converted, the aggregate principal amount of the notes then outstanding may be settled in cash, shares of common stock, or a combination thereof, at the Company’s election. Subject to the terms of the indenture, holders may convert their notes at any time. The number of shares of common stock the notes are convertible into is approximately 7,084. In certain circumstances provided for in the indenture, the number of shares of common stock issuable upon conversion of the notes may be increased, and with it the aggregate principal amount of the notes. Unless earlier repurchased, redeemed or converted, the notes will mature on December 15, 2016.

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

(9) Stock-based Compensation Plans

The Company records stock-based compensation expense in selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive income. Stock-based compensation expense for the quarter and six months ended June 30, 2012 and 2011 was as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2012	2011	2012	2011
Restricted stock awards	$1,304	$847	$2,480	$1,234

The number of shares of restricted common stock awarded and the weighted average fair value per share during the quarter and six months ended June 30, 2012 and 2011 were as follows:

	Quarter Ended June 30,
	2012		2011
(in thousands, except per share amounts)	Shares Awarded	Weighted Average Fair Value	Shares Awarded	Weighted Average Fair Value
Restricted stock awards:
Granted under the 2004 Incentive Stock Plan	73	$26.31	62	$25.80
Granted under the 2004 Restricted Stock Plan for Non-Employee Directors	11	27.42	16	18.23

Total restricted stock awards	84	$26.45	78	$24.20

	Six Months Ended June 30,
	2012		2011
(in thousands, except per share amounts)	Shares Awarded	Weighted Average Fair Value	Shares Awarded	Weighted Average Fair Value
Restricted stock awards:
Granted under the 2004 Incentive Stock Plan	157	$24.22	154	$19.82
Granted under the 2004 Restricted Stock Plan for Non-Employee Directors	11	27.42	16	18.23

Total restricted stock awards	168	$24.43	170	$19.67

In the six months ended June 30, 2012, the Company granted restricted stock awards covering 157 shares of common stock pursuant to the Company’s 2004 Incentive Stock Plan. Of the 157 shares granted in the first six months of 2012, 13 of the shares were awarded to executive officers of the Company. Additionally, of the 157 shares granted in the first six months of 2012, 71 remained subject to acceptance at June 30, 2012. In the first six months of 2011, the Company granted restricted stock awards covering 154 shares of common stock pursuant to the Company’s 2004 Incentive Stock Plan; 10 of which were awarded to executive officers of the Company.

In the first six months of 2012 and 2011, respectively, the Company granted 11 shares and 16 shares, respectively, of common stock pursuant to the Company’s 2004 Restricted Stock Plan for Non-Employee Directors and stock compensation expense for Non-Employee Directors for the first six months of 2012 or 2011 was $300 and $300, respectively.

(10) International Retirement Plan

The following table shows the components of net periodic benefit costs and other amounts recognized in the condensed consolidated statements of operations and comprehensive income for the quarter and six months ended June 30, 2012 and 2011:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2012	2011	2012	2011
Service cost	$18	$43	$37	$57
Interest cost	31	48	64	64

Total	$49	$91	$101	$121

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

The following table reconciles basic weighted average outstanding shares to diluted weighted average outstanding shares at June 30, 2012 and 2011:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2012	2011	2012	2011
Numerator:
Net income – numerator for basic net earnings per share	$8,324	$13,373	$14,512	$20,195
Add: Effect of dilutive securities
Interest expense on 5.50% convertible notes (after-tax)(1)	—	—	—	—
Stock options and other equity compensation	—	—	—	—

Numerator for diluted earnings per share	$8,324	$13,373	$14,512	$20,195

Denominator:
Weighted average shares – denominator for basic net earnings per share	51,779	50,298	51,048	48,950
Add: Effect of dilutive securities
Stock options and other equity compensation	841	1,049	851	1,054
5.50% convertible notes (after-tax)(1)	—	—	—	—

Denominator for diluted earnings per share	52,620	51,347	51,899	50,004

Earnings per share
Basic	$0.16	$0.27	$0.28	$0.41

Diluted	$0.16	$0.26	$0.28	$0.40

Interest expense excluded from diluted earnings per share (1)	$2,654	—	$5,262	—
5.50% Convertible notes shares excluded from diluted earnings per share (1)	$7,084	—	$3,522	—

(1)

Average outstanding diluted earnings per share calculation excludes shares that may be issued upon conversion of the outstanding senior convertible notes since the effect of their inclusion would have been anti-dilutive.

For the quarter ended June 30, 2012, average common shares for basic and diluted earnings per share were 51,779 and 52,620, respectively, and basic and diluted earnings per share were both $0.16. For the quarter ended June 30, 2011, average common shares for basic and diluted earnings per share were 50,298 and 51,347 respectively, and basic and diluted earnings per share were $0.27 and $0.26, respectively.

For the six months ended June 30, 2012, average common shares for basic and diluted earnings per share were 51,048 and 51,899, respectively, and basic and diluted earnings per share were both $0.28. For the six months ended June 30, 2011, average common shares for basic and diluted earnings per share were 48,950 and 50,004 respectively, and basic and diluted earnings per share were $0.41 and $0.40, respectively.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements as of June 30, 2012
(in thousands)	Level 1	Level 2	Level 3	Total
Description
Cash equivalents (1)	$117,418	$—	$—	$117,418

(1)

Cash equivalents include funds held in money market instruments and are reported at their current carrying value, which approximates fair value due to the short-term nature of these instruments and are included in cash and cash equivalents in the consolidated balance sheet.

The Company did not have any transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy during the quarter and six months ended June 30, 2012.

The carrying value of the senior convertible notes as of June 30, 2012 and December 31, 2011 was $132,798 and $131,107, respectively, net of the unamortized discount. As of June 30, 2012 and December 31, 2011, the estimated fair value of the senior convertible notes was $150,508 and $149,615, respectively, based on quoted market prices. The Company determined the fair value of the convertible notes utilizing transactions in the listed markets for identical or similar liabilities. As such, the fair value of the senior convertible notes is considered Level 2.

In addition to the financial assets included in the above table, certain of our non-financial assets and liabilities are to be initially measured at fair value on a non-recurring basis. This includes items such as non-financial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) and non-financial, long-lived assets measured at fair value for an impairment assessment. In general, non-financial assets and liabilities including goodwill, other intangible assets and property and equipment are measured at fair value when there is an indication of impairment and are recorded at fair value only when impairment is recognized. The Company has not recorded any impairments related to such assets and has had no other significant non-financial assets or non-financial liabilities requiring adjustments or write-downs to fair value as of June 30, 2012 or December 31, 2011.

(13) Income Taxes

The Company’s effective tax rates were 18.9% and 17.3% for the quarter and six months ended June 30, 2012, respectively, compared to (69.4%) and (29.4%) for the quarter and six months ended June 30, 2011, respectively.

The Company has utilized a portion of its U.S. net deferred tax assets, against which there is a valuation allowance, in determining its effective tax rate for 2012. The remainder of its U.S. net deferred assets, against which there are valuation allowances, had been offset by the recognition of deferred income tax liabilities from the acquisitions of Z Corp, Vidar, My Robot Nation and Bespoke. These acquisitions resulted in recognizing $502 of deferred income tax assets and $18,308 of deferred income tax liabilities.

In conjunction with the Company’s ongoing review of its actual results and anticipated future earnings, the Company assesses the possibility of releasing the valuation allowance remaining on its U.S. net deferred tax assets. There were no releases of the valuation allowance on deferred tax assets during the first six months of 2012; however, the Company’s effective tax rate has been reduced as a result of the use of U.S. net deferred tax assets against which there is a valuation allowance. During the first six months ended June 30, 2011, the Company reversed $17,000 of the valuation allowance applied to U.S. net deferred tax assets. The reversal of the valuation allowance resulted in a non-cash income tax benefit of $6,221, which resulted in a benefit of 12 cents per share for the first six months of 2011. As of June 30, 2012, the Company has a valuation allowance remaining on its U.S. net deferred tax assets of $4,999.

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

Summarized financial information concerning the Company’s geographical operations is shown in the following tables:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2012	2011	2012	2011
Revenue from unaffiliated customers:
United States	$46,761	$28,609	$92,670	$51,486
Germany	9,896	8,306	17,319	15,042
Other Europe	14,757	10,261	28,045	21,640
Asia Pacific	12,196	7,952	23,496	14,857

Total	$83,610	$55,128	$161,530	$103,025

The Company’s revenue from unaffiliated customers by type were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2012	2011	2012	2011
Printers and other products	$26,071	$16,193	$50,790	$29,728
Materials	26,204	16,417	50,882	32,026
Services	31,335	22,518	59,858	41,271

Total revenue	$83,610	$55,128	$161,530	$103,025

Intercompany sales were as follows:

	Quarter Ended June 30, 2012
	Intercompany Sales to
(in thousands)	United States	Germany	Other Europe	Asia Pacific	Total
United States	$—	$4,369	$2,899	$692	$7,960
Germany	14	—	873	177	1,064
Other Europe	3,384	36	61	108	3,589
Asia Pacific	14	7	—	—	21

Total	$3,412	$4,412	$3,833	$977	$12,634

	Quarter Ended June 30, 2011
	Intercompany Sales to
(in thousands)	United States	Germany	Other Europe	Asia Pacific	Total
United States	$—	$3,912	$1,765	$698	$6,375
Germany	15	—	433	—	448
Other Europe	2,978	—	—	—	2,978
Asia Pacific	—	—	—	—	—

Total	$2,993	$3,912	$2,198	$698	$9,801

	Six Months Ended June 30, 2012
	Intercompany Sales to
(in thousands)	United States	Germany	Other Europe	Asia Pacific	Total
United States	$—	$8,270	$6,004	$1,539	$15,813
Germany	128	—	1,033	177	1,338
Other Europe	6,661	52	139	122	6,974
Asia Pacific	44	7	—	—	51

Total	$6,833	$8,329	$7,176	$1,838	$24,176

	Six Months Ended June 30, 2011
	Intercompany Sales to
(in thousands)	United States	Germany	Other Europe	Asia Pacific	Total
United States	$—	$7,297	$3,952	$2,130	$13,379
Germany	110	—	1,403	—	1,513
Other Europe	5,872	1	12	—	5,885
Asia Pacific	—	—	—	—	—

Total	$5,982	$7,298	$5,367	$2,130	$20,777

All revenue between geographic areas is recorded at prices that provide for an allocation of profit (loss) between entities. Income from operations and assets for each geographic area were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands)	2012	2011	2012	2011
Income from operations:
United States	$7,550	$3,570	$13,006	$7,109
Germany	563	417	816	828
Other Europe	2,423	1,148	3,432	2,659
Asia Pacific	3,464	2,795	6,619	4,770

Subtotal	14,000	7,930	23,873	15,366
Inter-segment elimination	(1)	71	96	46

Total	$13,999	$8,001	$23,969	$15,412

(in thousands)	June 30, 2012	December 31, 2011
Assets:
United States	$515,560	$346,350
Germany	17,774	20,285
Other Europe	74,267	71,202
Asia Pacific	24,737	25,137

Total	$632,338	$462,974

(15) Commitments and Contingencies

The Company leases office space under various non-cancelable operating leases. Rent expense under operating leases was $1,164 and $2,336 for the quarter and six months ended June 30, 2012, respectively, compared to $649 and $1,269 for the quarter and six months ended June 30, 2011, respectively.

As of June 30, 2012, the Company has supply commitments with third party assemblers for printer assembly for the third quarter of 2012 that total $8,896, compared to $13,301 at June 30, 2011.

For certain of the acquisitions, the Company is obligated for deferred purchase price commitments totaling $1,787, which are due in 2012 and 2013. Certain of our recent acquisitions contain earnout provisions under which the sellers of the acquired businesses can earn additional amounts. The total liabilities recorded for these earnouts as of June 30, 2012 was $6,062. As of June 30, 2011, the Company had recorded $3,297 of liabilities for earnouts related to acquisitions. See Note 2 for details of acquisitions and related commitments.

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

(16) Subsequent Events

In July 2012, the Company acquired the shares of Viztu Technologies, Inc. (“Viztu”). Viztu is the developer of Hypr3D, an online platform that allows anyone to turn their pictures and videos into printable 3D creations. The Company plans to integrate Viztu into its consumer solutions and future revenue from this acquisition will be reported in services revenue. The Viztu acquisition is not significant to the Company’s financial statements. See Note 2.

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

Recent Developments

In 2012, we have continued to execute on our strategic initiatives, including growing our on-demand custom parts services, accelerating personal, professional and production 3D printer penetration by expanding our distribution channel of reseller partners, continuing to expand our healthcare solutions offerings and continuing to execute on our initiative to build 3D consumer content products and services.

In April, we acquired Fresh Fiber and My Robot Nation. Fresh Fiber designs and markets 3D printed accessories for retail consumer electronics. My Robot Nation is a consumer technology platform that provides game-like content creation for 3D printing. We have integrated Fresh Fiber into our consumer solutions products and services and integrated My Robot Nation into Cubify.com.

In April, we acquired Paramount Industries, a direct manufacturing and product development solutions provider for aerospace and medical device applications, further enhancing our on-demand parts services and healthcare solutions applications.

In May, we began commercial shipments of the Cube®, the first affordable plug and play consumer 3D printer designed for children and adults alike, and we increased our production capacity to stay ahead of growing demand. During the second quarter, Cubify® also went live. Cubify® is our online marketplace and meeting place where users can create, sell, upload, download and print 3D designs, providing individuals and garage entrepreneurs access to 3D design tools and printing resources.

In May, we acquired Bespoke Innovations, Inc. (“Bespoke”), a startup that is bringing a more personal approach to the way a broad spectrum of medical devices are developed and used. Bespoke develops proprietary, integrated scan, design and print technology that is designed to deliver custom fit prosthetics, orthotics and orthopedic devices that improve treatment and lifestyle.

During the second quarter, we announced the immediate availability of our new ProJet™ 3500, ZPrinter® 850 and ProJet™ 7000 3D printers. The ProJet™ 3500 professional series 3D printers is available in eight configurations with nine new performance tailored VisiJet® print materials for greater ease of use with enhanced high definition printability and performance for functional prototyping and investment casting patterns for healthcare, automotive and aerospace manufacturing applications. The extended range of new VisiJet® print materials available for the ProJet™ 3500 covers the widest array of customer applications including high-impact, durable plastic for functional testing, cast-friendly wax for rapid-foundry production, and specialized materials for the digital production of jewelry, dental prosthesis, dental models and medical implants. The ZPrinter® 850 is the largest format ZPrinter® with higher print volume, greater productivity and vibrant full color that empowers designers, engineers, and architects to create more and larger parts faster. The ProJet™ 7000 combines push button simplicity with SLA® printability to deliver the highest quality, most accurate parts and patterns available. Its large build volume and fast build speed provides up to 4 times the production capacity of other printers in its class and comes in three models: the SD for affordable high definition parts, the HD for ultra-high definition precision part manufacturing and the MP for dental and medical manufacturing applications.

In connection with our healthcare solutions initiative, in June, we expanded our offerings for professional materials and with several of our VisiJet® materials meeting rigorous requirements for USP Class VI certification, including biocompatibility for healthcare applications. Class VI plastics can be used to produce medical devices, surgical guides and other implements used in and around the human body. These VisiJet® materials are now approved for use in a broad set of applications that improve treatment outcomes and patient experience. Through enhanced bio-mimicry, individualized fit and accelerated delivery, medical and dental treatment quality can be enhanced at higher provider productivity and lower costs.

In June, we filed an updated shelf registration, under which we may issue, from time to time, up to $300.0 million of common stock, preferred stock, debt securities or warrants for debt or equity securities or units of such securities, in one or more offerings. On June 19, 2012 we completed an offering of 4.2 million shares of common stock, including the underwriter’s exercised over-allotment option to purchase an additional 0.5 million shares. The offering raised approximately $106.9 million of cash proceeds, net of offering expenses, in the second quarter of 2012.

In July, we acquired Viztu Technologies, the developer of Hypr3D, an online platform that allows anyone to turn their pictures and videos into printable 3D creations. We plan to integrate Viztu into our consumer solutions and future revenue from this acquisition will be reported in services revenue.

Results of Operations

Summary of 2012 financial results

Our operating activities generated $21.4 million of cash during the first six months of 2012, which is discussed in further detail below. We used $149.5 million to fund our strategic investing activities, including acquisition of businesses. Financing activities during the first six months of 2012 provided $107.7 million of cash. In total, our unrestricted cash balance at June 30, 2012 was $158.5 million compared to $179.1 million at December 31, 2011. The June 30, 2012 balance includes net proceeds of $106.9 million from the common stock offering we completed in June 2012. The December 31, 2011 balance included $145.4 million of net proceeds from the issuance of senior convertible notes in November 2011, of which $141.3 million was used to complete the financing transaction and subsequent acquisition of Z Corp and Vidar on January 3, 2012.

During the second quarter of 2012 we reported improved revenue and profit results as compared to the second quarter of 2011 as our worldwide businesses continued to expand both organically and through acquisitions. Revenue for the second quarter of 2012 increased by 51.7% over the second quarter of 2011. This increase in revenue was led by a $9.9 million, or 61.0%, increase in sales of printers and other products together with a $9.8 million, or 59.6%, increase in print material sales and an $8.8 million, or 39.2%, increase in services revenue year-over-year. Higher revenue combined with increased selling, general and administrative expenses primarily related to compensation and acquisition expenses and interest expense on the convertible notes resulted in net income of $8.3 million for the second quarter of 2012, compared to net income of $13.4 million for the same period in 2011, which included a $6.2 million benefit from the release of valuation allowance on deferred tax assets. Revenue for Z Corp and Vidar for the second quarter of 2012 was $14.4 million and the operating loss was $2.6 million, after taking into account the integration and severance costs.

Printers and other products revenue increased by $9.9 million from the second quarter of 2011, to $26.1 million, both organically and through acquisitions. Printer units increased 117.0% compared to the second quarter of 2011 from both organic growth and acquired growth from the addition of Z Corp and Vidar in 2012.

Print materials sales for the second quarter of 2012 were $26.2 million, an increase of $9.8 million from the second quarter of 2011 as revenue from materials was favorably impacted by continued expansion of printers installed over past periods through both organic growth and acquisitions.

Revenue from services increased by $8.8 million to $31.3 million in the second quarter of 2012 from $22.5 million in the same quarter in 2011. The increase in services revenue reflects revenue from our custom parts services and increased revenue from printer service components, from both organic growth and acquisitions. Service revenue from custom parts services was $20.5 million, or 65.5%, of total service revenue for the second quarter of 2012.

For the second quarter of 2012, healthcare solutions revenue made up 15%, or $12.2 million, of our total revenue compared to 12%, or $6.5 million, in the second quarter of 2011, primarily due to our increased penetration into healthcare applications and to our acquisition of Vidar. Healthcare solutions revenue includes sales of printers, print materials, and services for hearing aid, dental, medical device and other health-related applications.

Our gross profit in the second quarter and first six months of 2012 improved primarily from our higher level of revenue from increases across all revenue categories, including increased revenue from our higher gross profit margin print materials, coupled with continued cost containment. Our gross profit margin increased to 51.4% in the second quarter of 2012 from 45.7% in the second quarter of 2011 due to product mix, with an increased portion of sales of higher margin print materials, improvements in our cost structure and on-demand parts gross profit margin and the addition of higher margin Z Corp and Vidar printers.

Our total operating expenses increased by $11.8 million in the second quarter of 2012 to $29.0 million from $17.2 million in the 2011 quarter. The increase reflected higher selling, general and administrative expenses primarily due to higher commissions and staffing from our acquisitions, and acquisition and severance costs of $0.7 million during the second quarter of 2012 and $3.1 million during the first six months of 2012, from which we expect annual savings of $5.0 million to $5.5 million. This is consistent with our previous expectations of achieving between $5.0 million and $10.0 million in synergies. The increase also reflected a $1.9 million increase in research and development expenses related to our new products and consumer solutions development and acquired R&D expenses. We expect to continue to increase operating leverage as we reduce costs as a percent of revenue.

Our operating income for the second quarter of 2012 increased to $14.0 million from $8.0 million in the 2011 quarter. This improvement in operating income improved from higher revenues and increased gross profit, partially offset by higher operating expenses, including acquisition expenses incurred, as discussed below.

Second quarter comparison of revenue by class of product and service

Table 1 sets forth our change in revenue by class of product and service for the second quarter of 2012 compared to the second quarter of 2011:

Table 1

(Dollars in thousands)	Printers and Other Products		Print Materials		Services		Totals
Revenue – 2nd quarter 2011	$16,193	29.4%	$16,417	29.8%	$22,518	40.8%	$55,128	100%

Change in revenue:
Volume
Core products and services	22,893	141.4%	(1,150)	(7.0)	9,134	40.6	30,877	56.0
New products and services	6,945	42.9	7,412	45.1	545	2.4	14,902	27.0
Price/Mix	(19,068))	(117.8)	4,231	25.8	—	—	(14,837)	(26.9)
Foreign currency translation	(892)	(5.5)	(706)	(4.3)	(862)	(3.8)	(2,460)	(4.5)

Net change	9,878	61.0	9,787	59.6	8,817	39.2	28,482	51.7

Revenue – 2nd quarter 2012	$26,071	31.2%	$26,204	31.3%	$31,335	37.5%	$83,610	100%

We earn revenues from the sale of printers and other products, print materials and services. On a consolidated basis, revenue for the second quarter of 2012 increased by $28.5 million, or 51.7%, compared to the second quarter of 2011 primarily due to increased sales of printers from acquired and organic growth, coupled with increased print materials and on-demand parts service revenue from acquired and organic growth.

The increase in revenue from printers and other products compared to the second quarter of 2011 is primarily due to increased printer unit sales volume for the second quarter of 2012, driven by increased demand for personal and professional printers and acquired printers revenue from the Z Corp and Vidar acquisitions that we completed in the first quarter of 2012.

Production printers made up $8.2 million, or 32.0%, of total printers revenue for the second quarter of 2012, compared to $8.9 million, or 54.9% for the second quarter of 2011. The decrease in production printers revenue is consistent with our ongoing plan to accelerate production printer adoption by introducing lower priced production printers, which are capable of using the same amount of materials as our higher priced production printers. The percent of revenue decrease was also due to the acquisition of Z Corp and Vidar in 2012, which added only personal and professional printers.

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

Personal and professional printers made up $17.4 million, or 68.0%, of total printers revenue for the second quarter of 2012, compared to $7.3 million, or 45.1%, for the second quarter of 2011. This represented a 138.3% increase in personal and professional printers revenue over the 2011 quarter, including revenue and units from Z Corp and Vidar which were acquired in 2012.

The $9.8 million increase in revenue from print materials was aided by the improvement in printers sales and by the continued expansion of printers installed over past periods and by increased materials sales from the acquisitions of RenShape® and Z Corp print materials. Sales of integrated materials represented 61.4% of total materials revenue in the second quarter of 2012 compared to 53.5% in the second quarter of 2011.

The increase in services revenue primarily reflects revenue from our on-demand parts services from both organic growth and acquisitions. Service revenue from on-demand parts services was $20.5 million, or 65.5% of total service revenue for the second quarter of 2012 compared to $14.2 million, or 62.9% of total service revenue in the 2011 period.

For the second quarter of 2012, Z Corp and Vidar contributed $14.4 million of revenue. For the second quarter of 2011, Z Corp and Vidar had revenue of $13.4 million. This increase in revenue reflects the strength of our combined channels selling our entire printer portfolio, which more than offset the lost revenue contributions of the OEM ZBuilder® printer in the 2011 period, which was discontinued for the 2012 period. If Z Corp and Vidar had been included in our revenue for 2011, our overall corporate growth rate would have been 22.1%.

Taking into account all acquired businesses that we have owned for less than one year, our organic growth rate for the second quarter of 2012 was 19.9%.

At June 30, 2012 our backlog was $12.3 million, compared to backlogs of $8.3 million at December 31, 2011 and $7.4 million at June 30, 2011. Production and delivery of our printers is generally not characterized by long lead times, backlog is more dependent on timing of customers requested delivery. In addition, custom parts services lead time and backlog depends on whether orders are for rapid prototyping or longer-range production runs. The June 30, 2012 backlog was well distributed with a significant portion from each of our revenue categories and included personal, professional and production printers, as well as from print materials and on-demand parts. The backlog at June 30, 2012 includes $6.2 million of custom parts services orders, compared to $4.2 million at June 30, 2011.

In addition to changes in sales volumes, including the impact of revenue from acquisitions, there are two other primary drivers of changes in revenues from one period to another: the combined effect of changes in product mix and average selling prices, sometimes referred to as price and mix effects, and the impact of fluctuations in foreign currencies.

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

Change in second quarter revenue by geographic region

Each geographic region contributed to our higher level of revenue in second quarter of 2012. Table 2 sets forth the change in revenue by geographic area for the second quarter of 2012 compared to the second quarter of 2011:

Table 2

(Dollars in thousands)	U.S.		Europe		Asia-Pacific		Total
Revenue – 2nd quarter 2011	$28,610	51.9%	$18,566	33.7%	$7,952	14.4%	$55,128	100%

Change in revenue:
Volume	30,508	106.6	10,658	57.4	4,613	58.0	45,779	83.0
Price/Mix	(12,357)	(43.2)	(1,900)	(10.2)	(580)	(7.3)	(14,837)	(26.9)
Foreign currency translation	—	—	(2,671)	(14.4)	211	2.7	(2,460)	(4.5)

Net change	18,151	63.4	6,087	32.8	4,244	53.4	28,482	51.7

Revenue – 2nd quarter 2012	$46,761	55.9%	$24,653	29.5%	$12,196	14.6%	$83,610	100%

Revenue from U.S. operations in the second quarter of 2012 increased by $18.2 million, or 63.4%, to $46.8 million in 2012 from $28.6 million in the second quarter of 2011. The increase was due to higher volume, partially offset by the unfavorable combined effect of price and mix.

Revenue from non-U.S. operations in the second quarter of 2012 increased by $10.3 million, or 39.0%, to $36.8 million from $26.5 million in 2011. Revenue from non-U.S. operations as a percent of total revenue was 44.1% and 48.1%, respectively, at June 30, 2012 and 2011. The increase in non-U.S. revenue, excluding the effect of foreign currency translation, was 48.2% in the second quarter of 2012 compared to 36.0% in the second quarter of 2011.

Revenue from European operations increased by $6.1 million, or 32.8%, to $24.7 million from $18.6 million in the prior year period. This increase was due to a $10.7 million increase in volume, partially offset by $1.9 million unfavorable combined effect of price and mix and a $2.7 million unfavorable impact of foreign currency translation.

Revenue from Asia-Pacific operations increased by $4.2 million, or 53.4%, to $12.2 million from $8.0 million in the prior year period due primarily to the favorable $4.6 million increase in volume combined with a $0.2 million favorable impact of foreign currency translation, partially offset by a $0.6 million unfavorable impact of foreign currency translation.

Gross profit and gross profit margins

Table 3 sets forth gross profit and gross profit margin for our products and services for the second quarters of 2012 and 2011:

Table 3

	Quarter Ended June 30,
	2012		2011
(Dollars in thousands)	Gross Profit	Gross Profit Margin	Gross Profit	Gross Profit Margin
Printers and other products	$11,237	43.1%	$5,981	36.9%
Print materials	17,193	65.6	10,658	64.9
Services	14,538	46.4	8,564	38.0

Total	$42,968	51.4%	$25,203	45.7%

On a consolidated basis, gross profit for the second quarter of 2012 increased by $17.8 million to $43.0 million from $25.2 million in the second quarter of 2011, primarily as a result of higher sales from all revenue categories and helped by an increase in our gross profit margin.

Consolidated gross profit margin in the second quarter of 2012 increased by 5.7 percentage points to 51.4% of revenue from 45.7% of revenue for the 2011 quarter. The higher gross profit margin reflected improvements in printers gross profit margin due to the addition of higher margin Z Corp and Vidar printers which more than offset the shift towards lower gross profit margin personal and production printers, coupled with improvements in print materials and on-demand parts gross profit margins.

Printers and other products gross profit for the second quarter of 2012 increased to $11.2 million from $6.0 million for the 2011 quarter, and gross profit margin for printers increased by 6.2 percentage points to 43.1% from 36.9% in the 2011 quarter primarily due to the addition of higher gross profit margin Z Corp and Vidar printers coupled with increased sales of software and products with higher gross profit margins, which more than offset the lower margin printers.

Print materials gross profit for the second quarter of 2012 increased by $6.5 million, or 61.3%, to $17.2 million from $10.7 million for the 2011 quarter, and gross profit margin for print materials increased by 0.7 percentage points to 65.6% from 64.9% in the 2011 quarter primarily due to the favorable shift of the mix of materials towards higher gross profit margin personal and professional print materials and integrated materials.

Gross profit for services for the second quarter of 2012 increased by $5.9 million, or 69.8%, to $14.5 million from $8.6 million for the 2011 quarter, and gross profit margin for services increased by 8.4 percentage points to 46.4% from 38.0% in the 2011 quarter. The increase in gross profit was due primarily to higher levels of revenue associated with our custom parts services. The increase in gross profit margin for services is primarily due to increased synergies from the integration of acquired custom parts services coupled with the increase in gross profit margin on printer services. On-demand custom parts services gross profit margin improved 12.4 percentage points to 44.7% for the second quarter of 2012 from 32.3% in the second quarter of 2011. Printer services has a gross profit margin of 48.3% compared to 47.2% for the second quarter of 2011.

Operating expenses

As shown in Table 4, total operating expenses increased by $11.8 million, or 68.4%, to $29.0 million in the second quarter of 2012 from $17.2 million in the second quarter of 2011. This increase was due to higher selling, general and administrative expenses and higher research and development expenses, both of which are discussed below.

Table 4

	Quarter Ended June 30,
	2012		2011
(Dollars in thousands)	Amount	% Revenue	Amount	% Revenue
Selling, general and administrative expenses	$24,048	28.8%	$14,159	25.7%
Research and development expenses	4,921	5.9	3,043	5.5

Total operating expenses	$28,969	34.6%	$17,202	31.2%

Selling, general and administrative expenses increased by $9.8 million to $24.0 million in the second quarter of 2012 compared to $14.2 million in the second quarter of 2011, and increased to 28.8% of revenue in 2012 compared to 25.7% for 2011. The increase was due primarily to a $5.1 million increase in compensation costs due to commissions on higher revenues and higher staffing from acquisitions and integration activities. SG&A expenses included $0.6 million of acquisition and severance expenses. Additionally, SG&A expenses were impacted by a $1.8 million increase in amortization expense due to acquired intangibles, a $0.4 million increase in marketing expenses and a $0.3 million increase in occupancy costs related to additional acquired locations and a $0.7 million increase in travel expenses, partially offset by a $1.2 million improvement in legal expenses.

Research and development expenses increased by $1.9 million, or 61.7%, to $4.9 million in the second quarter of 2012 from $3.0 million in the second quarter of 2011, principally due to a $0.6 million increase in compensation expense, $0.4 million increase in operating supplies and a $0.3 million increase in building rent in the 2012 quarter related to new products and consumer solutions development.

Income from operations

Our income from operations of $14.0 million for the second quarter of 2012 improved from $8.0 million in 2011. See Gross profit and gross profit margins and Operating expenses above.

The following table sets forth operating income by geographic area for the second quarter of 2012 compared to 2011:

Table 5

	Quarter Ended June 30,
(Dollars in thousands)	2012	2011
Income from operations
United States	$7,550	$3,563
Germany	563	417
Other Europe	2,423	1,155
Asia Pacific	3,464	2,795

Subtotal	14,000	7,930
Inter-segment elimination	(1)	71

Total	$13,999	$8,001

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

Interest and other expense (income), net

Interest and other expense (income), net was $3.7 million of expense, net in the second quarter of 2012 compared with $0.1 million of expense, net in the 2011 quarter. The higher interest and other expense primarily reflected the interest related to the senior convertible notes issued in 2011, which amounted to $3.1 million of interest expense, of which $1.0 million represents non-cash amortization. Interest and other expense (income), net in the second quarter of 2012 also reflected a foreign exchange loss of $1.0 million. The $0.1 million of interest and other expense, net in the second quarter of 2011 reflected a foreign exchange gain and other income of $0.1 million, that was more than fully offset by $0.1 million of interest expense and $0.1 million of other expense.

Provision for income taxes

We recorded a $1.9 million provision for income taxes in the second quarter of 2012 and a $5.5 million benefit for income taxes in the second quarter of 2011. Our 2012 provision for income taxes reflects deferred U.S. income taxes associated with the use of net operating loss carryforwards and tax expense associated with income taxes in non-U.S. jurisdictions. We released a portion of the valuation allowance related to our U.S. net deferred tax assets during 2011. The 2011 provision for income taxes primarily reflects tax expense associated with income taxes in non-U.S. jurisdictions.

We utilized U.S. net deferred tax assets, specifically net operating loss carryforwards and U.S. federal tax credits, in determining the effective tax rate for the year. This resulted in a reduction our effective tax rate. Absent the use of these net operating loss carryforwards and tax credits, income tax expense would have been $3.7 million and the income tax rate would have been 36.1 percent. Due to our U.S. net operating loss carryforwards, our rate of cash taxes was 12.6 percent of taxable income.

Our U.S. deferred income tax assets, against which there is a valuation allowance, have been partially utilized in determining the effective tax rate for 2012, with the remainder offset by the recognition of $18.3 million of deferred income tax liabilities from the acquisitions of Z Corp, Vidar, My Robot Nation and Bespoke. We will continue our ongoing review of actual results and anticipated future earnings, and their impact on future releases of valuation allowances. As of June 30, 2012, the Company has a $5.0 million valuation allowance remaining on its U.S. net deferred tax assets.

Net income

Our net income for the second quarter of 2012 decreased $5.1 million to $8.3 million compared to $13.4 million in the second quarter of 2011. The principal reasons for the decrease, which are discussed in more detail above, were:

•	the $3.6 million increase in interest and other expense (income), net, and

•	the $7.4 million increase in our tax provision;

•	partially offset by the $6.0 million increase in operating income as discussed above.

For the quarter ended June 30, 2012, average common shares for basic and diluted earnings per share were 51.8 million and 52.6 million, respectively, and basic and diluted earnings per share were $0.16. For the quarter ended June 30, 2011, average common shares for basic and diluted earnings per shares were 50.3 million and 51.3 million, respectively, and basic and diluted earnings per share were $0.27 and $0.26, respectively.

Results of Operations – Six Months Comparison

Six months comparison of revenue by class of product and service

Table 6 sets forth our change in revenue by class of product and service for the first six months of 2012 compared to the first six months of 2011:

Table 6

(Dollars in thousands)	Printers and Other Products		Print Materials		Services		Total
Revenue – six months 2011	$29,728	28.9%	$32,026	31.1%	$41,271	40.1%	$103,025	100%

Change in revenue:
Volume
Core products and services	55,289	186.0	238	0.7	18,843	45.7	74,370	72.2
New products and services	3,203	10.8	14,695	45.9	805	2.0	18,703	18.2
Price/Mix	(36,322)	(122.2)	4,833	15.1	—	—	(31,489)	(30.6)
Foreign currency translation	(1,108)	(3.7)	(910)	(2.8)	(1,061)	(2.6)	(3,079)	(3.0)

Net change	21,062	70.8	18,856	58.9	18,587	45.0	58,505	56.8

Revenue – six months 2012	$50,790	31.4%	$50,882	31.5%	$59,858	37.1%	$161,530	100%

We earn revenues from the sale of printers and other products, print materials and services. On a consolidated basis, revenue for the first six months of 2012 increased by $58.5 million, or 56.8%, compared to the first six months of 2011 primarily due to increased sales of printers and other products, from acquired and organic growth, coupled with increased print materials and on-demand parts service revenue from acquired and organic growth.

The increase in revenue from printers and other products compared to the first six months of 2011 is primarily due to increased printer unit sales volume for the first six months of 2012, driven by increased demand for personal and professional printers and acquired printers revenue from the Z Corp and Vidar acquisitions that we completed in the first quarter of 2012.

Production printers made up $15.5 million, or 31.2%, of total printers revenue for the first six months of 2012, compared to $17.3 million, or 58.2% for the first six months of 2011. The decrease in production printers revenue is consistent with our ongoing plan to accelerate production printer adoption by introducing lower priced production printers, which are capable of using the same amount of materials as our higher priced production printers.

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

Personal and professional printers made up $34.3 million, or 68.8%, of total printers revenue for the first six months of 2012, compared to $12.4 million, or 41.8%, for the first six months of 2011. This represented a 176.1% increase in personal and professional printers revenue over the 2011 period.

The $18.9 million increase in revenue from print materials was aided by the improvement in printers sales and by the continued expansion of printers installed over past periods and by increased materials sales from the acquisitions of RenShape® and Z Corp print materials. Sales of integrated materials represented 62.4% of total materials revenue in the first six months of 2012 compared to 51.8% in the first six months of 2011.

The increase in services revenue primarily reflects revenue from our on-demand parts services from both organic growth and acquisitions. Service revenue from on-demand parts services was $38.2 million, or 63.8% of total service revenue for the first six months of 2012 compared to $24.4 million, or 59.2% of total service revenue in the 2011 period.

For the first six months of 2012, Z Corp and Vidar contributed $26.8 million of revenue. For the first six months of 2011, Z Corp and Vidar had revenue of $27.4 million. This decrease in revenue was primarily attributed to the revenue contributions of the OEM ZBuilder® printer in the 2011 period, which was discontinued for the 2012 period. If Z Corp and Vidar had been included in our revenue for 2011, our overall corporate growth rate would have been 23.8%.

Taking into account all acquired businesses that we have owned for less than one year, our organic growth rate for the first six months of 2012 was 22.8%.

In addition to changes in sales volumes, including the impact of revenue from acquisitions, there are two other primary drivers of changes in revenues from one period to another: the combined effect of changes in product mix and average selling prices, sometimes referred to as price and mix effects, and the impact of fluctuations in foreign currencies.

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

Change in first six months revenue by geographic region

Each geographic region contributed to our higher level of revenue in first six months of 2012. Table 7 sets forth the change in revenue by geographic area for the first six months of 2012 compared to the first six months of 2011:

Table 7

(Dollars in thousands)	U.S.		Europe		Asia-Pacific		Total
Revenue – six months 2011	$51,486	50.0%	$36,682	35.6%	$14,857	14.4%	$103,025	100%

Change in revenue:
Volume	66,179	128.5	16,398	44.7	10,496	70.6	93,073	90.3
Price/Mix	(24,995)	(48.5)	(4,196)	(11.4)	(2,298)	(15.5)	(31,489)	(30.6)
Foreign currency translation	—	—	(3,520)	(9.6)	441	3.0	(3,079)	(3.0)

Net change	41,184	80.0	8,682	23.7	8,639	58.1	58,505	56.8

Revenue – six months 2012	$92,670	57.4%	$45,364	28.1%	$23,496	14.5%	$161,530	100%

Revenue from U.S. operations increased by $41.2 million, or 80.0%, to $92.7 million in 2012 from $51.5 million in the first six months of 2011. The increase was due to higher volume, partially offset by the unfavorable combined effect of price and mix.

Revenue from non-U.S. operations in the first six months of 2012 increased by $17.3 million, or 33.0%, to $68.8 million from $51.5 million in 2011. Revenue from non-U.S. operations as a percent of total revenue was 42.6% and 50.0%, respectively, for the first six months of 2012 and 2011. The increase in non-U.S. revenue, excluding the effect of foreign currency translation, was 39.6% in the first six months of 2012 compared to 38.2% in the first six months of 2011.

Revenue from European operations increased by $8.7 million, or 23.7%, to $45.4 million from $36.7 million in the prior year period. This increase was due to a $16.4 million increase in volume, partially offset by $4.2 million unfavorable combined effect of price and mix and a $3.5 million unfavorable impact of foreign currency translation.

Revenue from Asia-Pacific operations increased by $8.6 million, or 58.1%, to $23.5 million from $14.9 million in the prior year period due primarily to the favorable $10.5 million increase in volume combined with a favorable $0.4 million favorable impact of foreign currency translation, partially offset by a $2.3 unfavorable combined effect of price and mix.

Gross profit and gross profit margins

Table 8 sets forth gross profit and gross profit margin for our products and services for the first six months of 2012 and 2011:

Table 8

	Six Months Ended June 30,
	2012		2011
(Dollars in thousands)	Gross Profit	Gross Profit Margin	Gross Profit	Gross Profit Margin
Printers and other products	$20,812	41.0%	$11,474	38.6%
Print Materials	33,968	66.8	20,558	64.2
Services	27,041	45.2	16,368	39.7

Total	$81,821	50.7%	$48,400	47.0%

On a consolidated basis, gross profit for the first six months of 2012 increased by $33.4 million to $81.8 million from $48.4 million in the first six months of 2011, primarily as a result of higher sales from all revenue categories and helped by an increase in our gross profit margin.

Consolidated gross profit margin in the first six months of 2012 increased by 3.7 percentage points to 50.7% of revenue from 47.0% of revenue for the 2011 quarter. The higher gross profit margin reflected improvements in print materials and on-demand parts gross profit margins, coupled with higher gross profit margin printers from Z Corp and Vidar which more than offset the shift towards lower gross profit margin personal and production printers.

Printers and other products gross profit for the first six months of 2012 increased to $20.8 million from $11.5 million for the 2011 quarter, and gross profit margin for printers increased by 2.4 percentage points to 41.0% from 38.6% in the 2011 period primarily due to the addition of higher margin Z Corp and Vidar printers and increased sales of higher margin software and other products.

Print materials gross profit for the first six months of 2012 increased by $13.4 million, or 65.2%, to $34.0 million from $20.6 million for the 2011 quarter, and gross profit margin for print materials increased by 2.6 percentage points to 66.8% from 64.2% in the 2011 period, primarily due to the favorable shift of the mix of materials towards personal and professional print materials and integrated materials.

Gross profit for services for the first six months of 2012 increased by $10.6 million, or 65.2%, to $27.0 million from $16.4 million for the 2011 period, and gross profit margin for services increased by 5.5 percentage points to 45.2% from 39.7% in the first six months of 2011. The increase in gross profit was due primarily to increased gross profit margin of on-demand custom parts which made up an increased portion of service revenue. The increase in gross profit margin for services is primarily due to increased synergies from the integration of acquired custom parts services coupled with improved gross profit margin on printer services. On-demand custom parts services gross profit margin improved 7.8 percentage points to 43.0% for the first six months of 2012 from 35.2% in the first six months of 2011. Printer services has a gross profit margin of 48.1% compared to 45.8% for the first six months of 2011.

Operating expenses

As shown in Table 9, total operating expenses increased by $24.9 million, or 75.4%, to $57.9 million in the first six months of 2012 from $33.0 million in the first six months of 2011. This increase was due to higher selling, general and administrative expenses and higher research and development expenses, both of which are discussed below.

Table 9

	Six Months Ended June 30,
	2012		2011
(Dollars in thousands)	Amount	% Revenue	Amount	% Revenue
Selling, general and administrative expenses	$47,998	29.7%	$27,123	26.3%
Research and development expenses	9,854	6.1	5,865	5.7

Total operating expenses	$57,852	35.8%	$32,988	32.0%

Selling, general and administrative expenses increased by $20.9 million to $48.0 million in the first six months of 2012 compared to $27.1 million in the first six months of 2011, and increased to 29.7% of revenue in 2012 compared to 26.3% for 2011. The increase was due primarily to a $12.0 million increase in compensation costs due to commissions on higher revenues and higher staffing from acquisitions and bonuses associated with the 2012 acquisition and integration activities. SG&A expenses included $2.7 million of acquisition and severance expenses, from which we expect to realize annual savings of $5.0 million to $5.5 million. Additionally, SG&A expenses were impacted by a $4.4 million increase in amortization expense due to acquired intangibles, a $1.7 million increase in marketing expenses and a $1.0 million increase in occupancy costs related to additional acquired locations, a $0.9 million increase in travel expenses and a $0.7 million increase in bad debts and bank fees, partially offset by a $1.5 million improvement in legal expenses.

Research and development expenses increased by $4.0 million, or 68.0%, to $9.9 million in the first six months of 2012 from $5.9 million in the first six months of 2011, principally due to a $1.8 million increase in compensation expense and a $0.6 million increase in operating supplies, a $0.3 million increase in R&D materials and a $0.3 million increase in occupancy costs.

Income from operations

Our income from operations of $24.0 million for the first six months of 2012 improved from $15.4 million in 2011. See Gross profit and gross profit margins and Operating expenses above.

The following table sets forth operating income by geographic area for the first six months of 2012 compared to 2011:

Table 10

	Six Months Ended June 30,
(Dollars in thousands)	2012	2011
Income from operations
United States	$13,006	$7,102
Germany	816	828
Other Europe	3,432	2,666
Asia Pacific	6,619	4,770

Subtotal	23,873	15,366
Inter-segment elimination	96	46

Total	$23,969	$15,412

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

Interest and other expense (income), net

Interest and other expense (income), net was $6.4 million of expense, net in the first six months of 2012 compared with $0.2 million of income, net in the 2011 period. The higher interest and other expense primarily reflected the interest related to the senior convertible notes issued in 2011, which amounted to $6.1 million of interest expense, of which $1.9 million represents non-cash amortization. Interest and other expense (income), net in the first six months of 2012 also reflected foreign exchange loss of $0.5 million. The $0.2 million of interest and other income, net in the first six months of 2011 reflected foreign exchange gain of $0.6 million, partially offset by $0.3 million of interest expense and $0.2 million of other expense.

Provision for income taxes

We recorded a $3.0 million provision for income taxes in the first six months of 2012 and a $4.6 million benefit for income taxes in the first six months of 2011. Our 2012 provision for income taxes reflects deferred U.S. income taxes associated with the use of net operating loss carryforwards. We released a portion of the valuation allowance related to our U.S. net deferred tax assets during 2011. The 2011 provision for income taxes primarily reflects tax expense associated with income taxes in non-U.S. jurisdictions.

We utilized U.S. net deferred tax assets, specifically net operating loss carryforwards and U.S. federal tax credits, in determining the effective tax rate for the year. This resulted in a reduction our effective tax rate. Absent the use of these net operating loss carryforwards and tax credits, income tax expense would have been $5.9 million and the income tax rate would have been 33.8 percent. Due to our U.S. net operating loss carryforwards, our rate of cash taxes was 11.7 percent of taxable income.

Our U.S. deferred income tax assets, against which there is a valuation allowance, have been partially utilized in determining the effective tax rate for 2012, with the remainder offset by the recognition of $18.3 million of deferred income tax liabilities from the acquisitions of Z Corp, Vidar, My Robot Nation and Bespoke. We will continue our ongoing review of actual results and anticipated future earnings, and their impact on future releases of valuation allowances. As of June 30, 2012, the Company has a $5.0 million valuation allowance remaining on its U.S. net deferred tax assets.

Net income

Our net income for the first six months of 2012 decreased $5.7 million to $14.5 million compared to $20.2 million in the first six months of 2011. The principal reasons for the decrease, which are discussed in more detail above, were:

•	the $6.6 million increase in interest and other expense (income), net, and

•	the $7.6 million increase in our tax provision;

•	partially offset by the $8.6 million increase in operating income as discussed above.

For the six months ended June 30, 2012, average common shares for basic and diluted earnings per share were 51.0 million and 51.9 million, respectively, and basic and diluted earnings per share were $0.28. For the six months ended June 30, 2011, average common shares for basic and diluted earnings per shares were 49.0 million and 50.0 million, respectively, and basic and diluted earnings per share were $0.41 and $0.40, respectively.

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

Reconciliation of GAAP Net Income to Non-GAAP Financial Measures

	Quarter Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share)	2012	2011	2012	2011
GAAP net income	$8,324	$13,373	$14,512	$20,195
Stock-based compensation	1,226	847	2,261	1,234
Amortization of intangibles (a) (b)	2,840	1,111	5,849	1,952
Acquisition and severance expenses	633	607	2,735	706
Non-cash interest expense	924	—	1,769	—
Release of valuation allowance on deferred tax assets	—	(6,221)	—	(6,221)

Non-GAAP adjusted net income	$13,947	$9,717	$27,126	$17,866

Non-GAAP adjusted basic earnings per share	$0.27	$0.19	$0.53	$0.36

Non-GAAP adjusted diluted earnings per share	$0.27	$0.19	$0.52	$0.36

(a)	Represents amortization expense for the quarter ended June 30, 2012 and 2011, of which $50 and $105, respectively, is included in cost of sales and the remaining $2,790 and $1,006, respectively, is included in operating expenses.
(b)	Represents amortization expense for the six months ended June 30, 2012 and 2011, of which $91 and $149, respectively, is included in cost of sales and the remaining $5,758 and $1,803, respectively, is included in operating expenses.

Financial Condition and Liquidity

Table 11

(Dollars in thousands)	June 30, 2012	December 31, 2011
Cash and cash equivalents	$158,501	$179,120
Working capital	$199,507	$202,357
Total stockholders’ equity	$384,073	$254,788

Our unrestricted cash and cash equivalents decreased by $20.6 million to $158.5 million at June 30, 2012 from $179.1 million at December 31, 2011. The balance at June 30, 2012 included $106.9 million of net proceeds from our common stock offering completed in June 2012. The balance at December 31, 2011 included $145.4 million of net proceeds from senior convertible notes, of which $141.3 million was used to complete the financing transaction and subsequent acquisition of Z Corp and Vidar on January 3, 2012. Excluding the proceeds of the convertible notes and common stock offering, cash increased $17.9 million. We generated $21.4 million of cash from operating activities, consisting of $16.9 million of non-cash charges that were included in our net income, our $14.5 million net income and $10.0 million of cash used by net changes in operating accounts. We used $149.5 million of cash in investing activities. See Cash flow and Capitalized lease obligations below.

Cash equivalents comprise funds held in money market instruments and are reported at their current carrying value, which approximates fair value due to the short-term nature of these instruments. We minimize our credit risk by investing primarily in investment grade, liquid instruments and limit exposure to any one issuer depending on credit quality.

Our net working capital decreased by $2.9 million to $199.5 million at June 30, 2012 from $202.4 million at December 31, 2011, primarily due to the factors discussed below.

Our unrestricted cash and cash equivalents decreased by $20.6 million to $158.5 million at June 30, 2012 from $179.1 million at December 31, 2011. This decrease primarily was due to the balance at December 31, 2011 including $145.4 million of net proceeds from senior convertible notes, of which $134.9 million was used to complete the acquisition of Z Corp and Vidar on January 3, 2012. This decrease was partially offset by cash from operations of $21.4 million and $107.7 million from financing activities in the first six months of 2012 which included $106.9 million of net proceeds from our common stock offering completed in the second quarter of 2012.

Accounts receivable, net, increased by $12.7 million to $63.9 million at June 30, 2012 from $51.2 million at December 31, 2011. Our gross accounts receivable increased by $13.5 million from December 31, 2011, primarily due to acquiring the receivables of Z Corp and Vidar and our changing business model, which includes custom parts services and increasing materials, both of which are generally sold on credit terms and which make up a larger percent of our total sales. With an increased portion of our sales on credit terms, our days sales outstanding increased to 70 days at June 30, 2012 from 67 days at December 31, 2011 and accounts receivable more than 90 days past due increased to 12.1% of gross receivables from 11.9% at December 31, 2011.

Inventories, net increased by $14.7 million to $40.0 million at June 30, 2012 from $25.3 million at December 31, 2011. This increase resulted primarily from a $11.4 million increase in finished goods inventory due to the acquisition of Z Corp and Vidar and due to the timing of sales and revenue recognition at quarter-end, which also impacts our backlog, and a $3.8 million increase in raw materials primarily related to the timing of deliveries of raw materials and printer assembly parts. We maintained $3.8 million of inventory reserves at June 30, 2012 and $2.5 million of such reserves at December 31, 2011.

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

Accounts payable increased by $8.3 million to $34.2 million at June 30, 2012 from $25.9 million at December 31, 2011. The increase primarily related to the normal timing of our scheduled expense payments, an increase in payables related to our acquisition of Z Corp and Vidar, and the increase in inventories, which is explained above.

Accrued and other liabilities increased by $2.5 million to $19.3 million at June 30, 2012 from $16.8 million at December 31, 2011. This increase is primarily due to an increase in accrued compensation related to higher compensation costs and earnouts related to acquisitions.

The changes in the first six months of 2012 that make up the other components of working capital not discussed above arose in the ordinary course of business.

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

Cash flow

Table 12 summarizes the cash provided by or used in operating activities, investing activities and financing activities, as well as the effect of changes in foreign currency exchange rates on cash, for the first six months of 2012 and 2011.

Table 12

	Six Months Ended June 30,
(Dollars in thousands)	2012	2011
Cash provided by operating activities	$21,378	$6,232
Cash used in investing activities	(149,452)	(29,164)
Cash provided by financing activities	107,729	64,016
Effect of exchange rate changes on cash	(274)	576

Net (decrease) increase in cash and cash equivalents	$(20,619)	$41,660

Cash flow from operating activities

For the six months ended June 30, 2012, our operating activities provided $21.4 million of net cash. This source of cash consisted primarily of net income plus the effects of non-cash items and changes in working capital, which are described above.

For the six months ended June 30, 2011, our operating activities provided $6.2 million of net cash. This source of cash consisted of our $20.2 million net income, $1.3 million of non-cash items included in our net income and $15.3 million of cash used by net changes in operating accounts.

Cash flow from investing activities

Net cash used in investing activities in the first six months of 2012 increased to $149.5 million from $29.2 million for the first six months of 2011. This increase was primarily due to $147.5 million of cash paid for acquisitions in the first six months of 2012 compared to $28.0 million paid for acquisitions in the 2011 period.

Cash flow from financing activities

Net cash provided by financing activities increased to $107.7 million for the six months ended June 30, 2012 compared to $64.0 million in the 2011 period. Cash from financing activities in the first six months of 2012 was from $106.9 million of net proceeds from our Common Stock offering in the second quarter and $0.9 million of stock-based compensation proceeds, partially offset by capital lease payments. Cash from financing activities in the six months ended June 30, 2011 included $62.1 million of net proceeds resulting from our Common Stock offering in March 2011 coupled with $2.3 million of stock-based compensation proceeds.

Contractual commitments and off-balance sheet arrangements

Debt

As discussed above, in November 2011, we issued 5.50% Senior Convertible Notes due 2016 (“the Notes”) in an aggregate principal amount of $152.0 million. These Notes bear interest at a fixed rate of 5.50% per annum, payable June 15 and December 15 of each year while they are outstanding, beginning June 15, 2012. The net proceeds of the Notes were used to fund the acquisition of Z Corp and Vidar and for general corporate purposes. See Notes 2 and 8 to the unaudited condensed consolidated financial statements.

The Notes have an initial conversion rate of 46.6021 shares of Common Stock per $1,000 principal amount of Notes, which amounts to a conversion price of $21.46 per common share. Upon conversion, the Company has the option to pay cash or issue Common Stock, or a combination thereof. As of June 30, 2012, the stock price condition for convertibility of the Notes was satisfied. The Notes are convertible in the quarter ending September 30, 2012. The aggregate principal amount of these Notes then outstanding matures on December 15, 2016, unless earlier converted, redeemed or repurchased in accordance with the terms of the Notes.

The Notes contain a number of covenants covering, among other things, payment of notes, reporting, maintenance of existence and payment of taxes. Failure to comply with these covenants, or any other event of default, could result in acceleration of the principal amount and accrued and unpaid interest on the notes. We were in compliance with all covenants as of June 30, 2012. See Note 8 to the unaudited condensed consolidated financial statements.

Capitalized lease obligations

Our principal contractual commitments consist of capitalized lease obligations. Our capitalized lease obligations, which primarily relate to a lease agreement that we entered into during 2006, with respect to our Rock Hill facility which covers the facility itself, decreased to $7.7 million at June 30, 2012 from $7.8 million at December 31, 2011 primarily due to scheduled payments of principal on capital lease installments.

Our outstanding capitalized lease obligations carrying values at June 30, 2012 and December 31, 2011 were as follows:

Table 13

(Dollars in thousands)	June 30, 2012	December 31, 2011
Capitalized lease obligations:
Current portion of capitalized lease obligations	$157	$163
Capitalized lease obligations, long-term portion	7,534	7,609

Total capitalized lease obligations	$7,691	$7,772

Other contractual commitments

For certain of our recent acquisitions we are obligated for the payment of deferred purchase price totaling $1.8 million, due in 2012 and 2013, compared to $1.4 million at December 31, 2011. Certain of our recent acquisitions contain earnout provisions under which the sellers of the acquired businesses can earn additional amounts. The total amount of liabilities recorded for these earnouts at June 30, 2012 is $6.1 million, compared to $1.9 million at December 31, 2011. See Note 2 for details of acquisitions and related commitments.

As of June 30, 2012, we have supply commitments related to printer assembly that total $8.9 million compared to $10.9 million at December 31, 2011.

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

There were no foreign exchange contracts at June 30, 2012 or December 31, 2011. See Note 7 of the unaudited condensed consolidated financial statements.

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

The total impact of foreign currency related items on our unaudited condensed consolidated statements of operations and comprehensive income was a $0.5 million loss for the six months ended June 30, 2012 and a $0.6 million gain for the six months ended June 30, 2011.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

For a discussion of market risks at December 31, 2011, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2011. During the first six months of 2012, there were no material changes or developments that would materially alter the market risk assessment performed as of December 31, 2011.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

As of June 30, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) pursuant to Rules 13a-15 and 15d-15 under the Exchange Act. These controls and procedures were designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner to allow timely decisions regarding required disclosures. Based on this evaluation, including an evaluation of the rules referred to above in this Item 4, management has concluded that our disclosure controls and procedures were effective as of June 30, 2012 to provide reasonable assurance that the information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in a manner to allow timely decisions regarding required disclosures.

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

Item 4. Mine Safety Disclosures.

Item 6. Exhibits.

The following exhibits are included as part of this filing and incorporated herein by this reference:

3.1	Certificate of Incorporation of Registrant. (Incorporated by reference to Exhibit 3.1 to Form 8-B filed on August 16, 1993, and the amendment thereto, filed on Form 8-B/A on February 4, 1994.)

3.2	Amendment to Certificate of Incorporation filed on May 23, 1995. (Incorporated by reference to Exhibit 3.2 to Registrant’s Registration Statement on Form S-2/A, filed on May 25, 1995.)

3.3	Certificate of Designation of Rights, Preferences and Privileges of Preferred Stock. (Incorporated by reference to Exhibit 2 to Registrant’s Registration Statement on Form 8-A filed on January 8, 1996.)

3.4	Certificate of Designation of the Series B Convertible Preferred Stock, filed with the Secretary of State of Delaware on May 2, 2003. (Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K, filed on May 7, 2003.)

3.5	Certificate of Elimination of Series A Preferred Stock filed with the Secretary of State of Delaware on March 4, 2004. (Incorporated reference to Exhibit 3.6 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, filed on March 15, 2004.)

3.6	Certificate of Elimination of Series B Preferred Stock filed with the Secretary of State of Delaware on June 9, 2006. (Incorporated reference to Exhibit 3.1 of Registrant’s Current Report on Form 8-K, filed on June 9, 2006.)

3.7	Certificate of Amendment of Certificate of Incorporation filed with Secretary of State of Delaware on May 19, 2004. (Incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, filed on August 5, 2004.)

3.8	Certificate of Amendment of Certificate of Incorporation filed with Secretary of State of Delaware on May 17, 2005. (Incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, filed on August 1, 2005.)

3. 9	Certificate of Designations, Preferences and Rights of Series A Preferred Stock, filed with the Secretary of State of Delaware on December 9, 2008. (Incorporated by reference to Exhibit 3.1 of Registrant’s Current Report on Form 8-K, filed on December 9, 2008.)

3.10	Certificate of Elimination of Series A Preferred Stock, filed with the Secretary of State of Delaware on November 14, 2011. (Incorporated by reference to Exhibit 3.1 of Registrant’s Current Report on Form 8-K, filed on November 15, 2011.)

3.11	Amended and Restated By-Laws. (Incorporated by reference to Exhibit 3.2 of Registrant’s Current Report on Form 8-K filed on December 1, 2006.)

3.12	Certificate of Amendment of Certificate of Incorporation filed with the Secretary of State of Delaware on October 7, 2011. (Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed on October 7, 2011.)

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated July 26, 2012.

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated July 26, 2012.

32.1	Certification of Principal Executive Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated July 26, 2012.

32.2	Certification of Principal Financial Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated July 26, 2012.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

Date: July 26, 2012