Form 10-Q
period 2012-09-30
3D SYSTEMS CORP
filed 2012-10-25
CIK 910638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Shares of Common Stock, par value $0.001, outstanding as of October 19, 2012: 57,040,024

3D SYSTEMS CORPORATION

Quarterly Report on Form 10-Q for the

Quarter Ended September 30, 2012

PART I. — FINANCIAL INFORMATION

Item 1. Financial Statements.

3D SYSTEMS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except par value)	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$183,931	$179,120
Accounts receivable, net of allowance for doubtful accounts of $5,155 (2012) and $3,019 (2011)	69,750	51,195
Inventories, net of reserves of $3,824 (2012) and $2,542 (2011)	41,281	25,283
Prepaid expenses and other current assets	2,570	2,241
Current deferred income taxes	3,969	3,528
Restricted cash	13	13

Total current assets	301,514	261,380
Property and equipment, net	34,187	29,594
Intangible assets, net	96,902	54,040
Goodwill	220,465	107,651
Long term deferred income taxes	636	3,195
Other assets, net	6,814	7,114

Total assets	$660,518	$462,974

LIABILITIES AND EQUITY
Current liabilities:
Current portion of capitalized lease obligations	$159	$163
Accounts payable	26,730	25,911
Accrued and other liabilities	33,636	16,816
Customer deposits	2,755	3,398
Deferred revenue	15,935	12,735

Total current liabilities	79,215	59,023
Long term portion of capitalized lease obligations	7,494	7,609
Convertible senior notes, net	123,561	131,107
Deferred income tax liability	22,091	3,666
Other liabilities	11,667	6,781

Total liabilities	244,028	208,186

Commitments and Contingencies
Stockholders’ equity:
Preferred stock, authorized 5,000 shares, none issued	—	—
Common stock, $0.001 par value, authorized 120,000 shares; 57,376 (2012) and 50,975 (2011) issued	57	51
Additional paid-in capital	408,031	274,542
Treasury stock, at cost: 343 (2012) and 324 shares (2011)	(228)	(214)
Accumulated earnings (deficit )	5,498	(22,531)
Accumulated other comprehensive income	3,132	2,940

Total stockholders’ equity	416,490	254,788

Total liabilities and stockholders’equity	$660,518	$462,974

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2012	2011	2012	2011
Revenue:
Products	$59,551	$33,248	$161,223	$95,002
Services	30,981	24,290	90,839	65,561

Total revenue	90,532	57,538	252,062	160,563
Cost of sales:
Products	26,729	16,010	73,621	45,732
Services	16,924	13,765	49,741	38,667

Total cost of sales	43,653	29,775	123,362	84,399

Gross profit	46,879	27,763	128,700	76,164
Operating expenses:
Selling, general and administrative	22,900	15,100	70,898	42,224
Research and development	5,543	3,872	15,397	9,737

Total operating expenses	28,443	18,972	86,295	51,961

Income from operations	18,436	8,791	42,405	24,203
Interest and other expense, net	2,167	654	8,589	465

Income before income taxes	16,269	8,137	33,816	23,738
Provision for (benefit of) income taxes	2,752	917	5,787	(3,677)

Net income	$13,517	$7,220	$28,029	$27,415
Other comprehensive income
Unrealized gain (loss) on pension obligation	$(6)	$(5)	$1	$—
Foreign currency translation gain (loss)	2,016	(2,873)	191	(250)

Comprehensive income	$15,527	$4,342	$28,221	$27,165

Net income per share — basic	$0.24	$0.14	$0.53	$0.55

Net income per share — diluted	$0.24	$0.14	$0.52	$0.54

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2012	2011
Cash flows from operating activities:
Net income	$28,029	$27,415

Adjustments to reconcile net income to net cash provided by operating activities:

Provision for (benefit of) deferred income taxes	2,941	(4,833)
Depreciation and amortization	15,804	7,402
Non-cash interest on convertible notes	2,923	—
Provision for bad debts	2,369	929
Stock-based compensation	3,656	1,827
(Gain) loss on the disposition of property and equipment and investments	(631)	82
Loss on conversion of convertible debt	1,245	—
Changes in operating accounts:
Accounts receivable	(11,270)	(2,568)
Inventories	(10,582)	(5,000)
Prepaid expenses and other current assets	237	(293)
Accounts payable	(4,488)	(4,777)
Accrued liabilities	14,298	37
Customer deposits	(1,347)	608
Deferred revenue	815	(1,106)
Other operating assets and liabilities	12	(940)

Net cash provided by operating activities	44,011	18,783

Cash flows from investing activities:
Purchases of property and equipment	(1,902)	(2,295)
Additions to license and patent costs	(535)	(305)
Cash paid for acquisitions, net of cash assumed	(148,278)	(44,830)

Net cash used in investing activities	(150,715)	(47,430)

Cash flows from financing activities:
Proceeds from issuance of common stock	106,890	62,054
Proceeds from exercise of stock options and restricted stock, net	4,582	2,378
Repayment of capital lease obligations	(121)	(172)
Restricted cash	—	(189)

Net cash provided by financing activities	111,351	64,071

Effect of exchange rate changes on cash	164	(156)

Net increase in cash and cash equivalents	4,811	35,268

Cash and cash equivalents at the beginning of the period	179,120	37,349

Cash and cash equivalents at the end of the period	$183,931	$72,617

Supplemental Cash Flow Information:
Interest payments	$5,114	$418
Income tax payments	1,889	994
Non-cash items:
Transfer of equipment from inventory to property and equipment, net(a)	2,228	2,721
Transfer of equipment to inventory from property and equipment, net(b)	(1,365)	779
Stock issued for acquisitions of businesses	7,103	3,042
Stock issued for conversions of 5.50% senior convertible notes	11,250	—

(a)	Inventory is transferred from inventory to property and equipment at cost when the Company requires additional machines for training, demonstration or short-term rentals.
(b)	In general, an asset is transferred from property and equipment, net into inventory at its net book value when the Company has identified a potential sale for a used machine. The machine is removed from inventory upon recognition of the sale.

See accompanying notes to condensed consolidated financial statements.

3D SYSTEMS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

	Common Stock				Treasury Stock
(In thousands, except par value)	Shares	Par Value $0.001		Additional Paid In Capital	Shares	Amount	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at December 31, 2011	50,975	$51		$274,542	324	$(214)	$(22,531)	$2,940	$254,788
Exercise of stock options	962	—	(a)	4,133	—	—	—	—	4,133
Issuance (repurchase) of restricted stock, net	474	—	(a)	463	19	(14)	—	—	449
Issuance of common stock	4,151	5		106,885					106,890
Issuance of stock for acquisitions	278	—	(a)	7,103					7,103
Issuance of stock for 5.50% senior convertible notes	536	1		11,249	—	—	—	—	11,250
Stock-based compensation expense	—	—		3,656	—	—	—	—	3,656
Net income	—	—		—	—	—	28,029	—	28,029
Gain on pension plan – unrealized	—	—		—	—	—	—	1	1
Foreign currency translation adjustment	—	—		—	—	—	—	191	191

Balance at September 30, 2012	57,376	$57		$408,031	343	$(228)	$5,498	$3,132	$416,490

(a)	Amounts not shown due to rounding.

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments, consisting of adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results of operations for the quarter and nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the full year.

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

The Company has evaluated subsequent events from the date of the condensed consolidated balance sheet through the date of the filing of this Form 10-Q. During this period, the Company closed the acquisition of Tim The Innovative Modelmakers B.V. (“TIM”) and INUS Technology, Inc., known as Rapidform®. See Note 2 and Note 16 for a description of subsequent events.

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2012-2 (“ASU 2012-2”), “Intangibles – Goodwill and Other (Topic 350).” ASU 2012-2 is intended to simplify the testing of intangible assets for impairment by permitting an entity the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of indefinite-lived intangible assets is less than its carrying amount. If an entity determines on the basis of the qualitative factors this is the case, then it is required to perform the currently prescribed two-step impairment test described in Topic 350. ASU 2012-2 will become effective for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company does not anticipate that this amendment will have a significant impact on the company’s consolidated financial statements.

No new accounting pronouncements, issued or effective during the third quarter of 2012, have had or are expected to have a significant impact on the Company’s consolidated financial statements.

(2) Acquisitions

The Company completed an acquisition in the third quarter of 2012, which is discussed below.

On July 23, 2012, the Company acquired the shares of Viztu Technologies, Inc. (“Viztu”). Viztu is the developer of Hypr3D™, an online platform that allows anyone to turn their pictures and videos into printable 3D creations. Viztu’s operations have been integrated into the Company and are included in services revenue. The fair value of the consideration paid for this acquisition, net of cash acquired, was $1,000, of which $500 was paid in cash and $500 was paid in shares of the Company’s common stock. These shares were issued in a private transaction exempt from registration under the Securities Act of 1933. The fair value of the consideration paid for this acquisition was allocated to the assets purchased and liabilities assumed, based on their estimated fair values as of the acquisition date, with any excess recorded as goodwill, and is included in the table below which summarizes third quarter 2012 acquisitions. The Viztu acquisition is not significant to the Company’s financial statements.

Subject to the terms and conditions of the acquisition agreement, the seller has the right to earn an additional amount, of up to a maximum of $1,000, pursuant to an earnout formula over a four-year period as set forth in the acquisition agreement. As of September 30, 2012, an accrued liability of approximately $81 was recorded for the earnout. The earnout was determined to be acquisition consideration and therefore is reflected as part of goodwill.

The Company’s purchase price allocations for the acquired company is preliminary and subject to revision as more detailed analyses are completed and additional information about fair value of assets and liabilities becomes available. The amounts related to the acquisition of this business were allocated to the assets acquired and the liabilities assumed and included in the Company’s condensed consolidated balance sheet at September 30, 2012 as follows:

(in thousands)	2012
Fixed assets	$—
Intangible assets	1,166
Other liabilities, net of cash acquired and assets assumed	(166)

Net assets acquired	$1,000

Subsequent acquisitions

In October 2012, the Company acquired the shares of TIM The Innovative Modelmakers B.V. (“TIM”), a full service provider of on-demand custom parts services, located in the Netherlands. The fair value of the consideration paid for this acquisition, net of cash acquired, was $1,369, based on the exchange rate of the Euro at the date of acquisition, of which $801 was paid in cash and $568 was paid in shares of the Company’s common stock. These shares were issued in a private transaction exempt from registration under the Securities Act of 1933. Due to the timing of this acquisition, the Company is in the process of allocating the fair values of the assets purchased, liabilities assumed and other intangibles identified as of the acquisition date, with any excess to be recorded as goodwill. The Company plans to integrate TIM into its European on-demand parts services and future revenue from this acquisition will be reported in services revenue. The TIM acquisition is not significant to the Company’s financial statements.

In October 2012, the Company acquired the shares of INUS Technology, Inc., a developer of scan-to-CAD and inspection software tools, known as Rapidform® (“Rapidform”). Rapidform is located in Seoul, South Korea. The fair value of the consideration paid for this acquisition, net of cash acquired, was $35,000, all of which was paid in cash. Due to the timing of this acquisition, the Company is in the process of allocating the fair values of the assets purchased, liabilities assumed and other intangibles identified as of the acquisition date, with any excess to be recorded as goodwill. Future revenue from this acquisition will be reported in printers and other products revenue. The Rapidform acquisition is not significant to the Company’s financial statements.

(3) Inventories

Components of inventories, net at September 30, 2012 and December 31, 2011 were as follows:

(in thousands)	2012	2011
Raw materials	$21,578	$8,797
Work in process	1,361	606
Finished goods and parts	22,166	18,422

Total cost	45,105	27,825
Less: reserves	(3,824)	(2,542)

Inventories, net	$41,281	$25,283

(4) Property and Equipment

Property and equipment at September 30, 2012 and December 31, 2011 were as follows:

(in thousands)	2012	2011	Useful Life (in years)
Land	$541	$541	N/A
Building	9,204	9,204	25
Machinery and equipment	46,431	36,773	3-7
Capitalized software — ERP	3,174	3,141	5
Office furniture and equipment	3,283	3,138	5
Leasehold improvements	6,532	5,996	Life of lease (1)
Rental equipment	56	56	5
Construction in progress	967	980	N/A

Total property and equipment	70,188	59,829
Less: Accumulated depreciation and amortization	(36,001)	(30,235)

Total property and equipment, net	$34,187	$29,594

(1)	Leasehold improvements are amortized on a straight-line basis over the shorter of (i) their estimated useful lives and (ii) the estimated or contractual life of the related lease.

Depreciation and amortization expense on property and equipment for the quarter and nine months ended September 30, 2012 were $2,151 and $6,285, respectively, compared to $1,547 and $4,596, respectively, for the quarter and nine months ended September 30, 2011.

(5) Intangible Assets

Intangible assets other than goodwill at September 30, 2012 and December 31, 2011 were as follows:

	2012			2011
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets with finite lives:
Licenses	$5,875	$(5,875)	$—	$5,875	$(5,875)	$—
Patent costs	20,091	(13,989)	6,102	16,379	(13,846)	2,533
Acquired technology	26,234	(11,437)	14,797	11,015	(10,345)	670
Internally developed software	17,847	(11,064)	6,783	17,847	(9,983)	7,864
Customer relationships	56,865	(6,171)	50,694	32,974	(1,798)	31,176
Non-compete agreements	11,717	(3,280)	8,437	8,976	(1,890)	7,086
Trade names	4,362	(574)	3,788	1,951	(180)	1,771
Other	6,355	(2,824)	3,531	1,986	(1,746)	240
Intangibles with indefinite lives:
Trademarks	2,770	—	2,770	2,700	—	2,700

Total intangible assets	$152,116	$(55,214)	$96,902	$99,703	$(45,663)	$54,040

For the nine months ended September 30, 2012 and 2011, the Company capitalized $535 and $305, respectively, of costs incurred to acquire, develop and extend patents in the United States and various other countries.

Amortization expense for intangible assets for the quarter and nine months ended September 30, 2012 was $3,079 and $9,519, respectively, compared to $855 and $2,806 for the quarter and nine months ended September 30, 2011.

Annual amortization expense for intangible assets for 2012, 2013, 2014, 2015 and 2016 is expected to be $12,545, $12,090, $11,974, $10,765 and $9,624, respectively.

(6) Accrued and Other Liabilities

Accrued liabilities at September 30, 2012 and December 31, 2011 were as follows:

(in thousands)	2012	2011
Compensation and benefits	$21,613	$7,036
Vendor accruals	2,118	1,640
Accrued professional fees	474	326
Accrued taxes	4,309	3,500
Royalties payable	468	302
Accrued interest	2,332	950
Earnouts and deferred payments related to acquisitions	1,497	1,384
Accrued other	825	1,678

Total	$33,636	$16,816

Other liabilities at September 30, 2012 and December 31, 2011 were as follows:

(in thousands)	2012	2011
Defined benefit pension obligation	$3,855	$3,884
Long-term tax liability	825	827
Earnouts and deferred payments related to acquisitions	6,531	1,898
Other long-term liabilities	456	172

Total	$11,667	$6,781

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

There were no foreign currency contracts outstanding at September 30, 2012 or December 31, 2011.

The total impact of foreign currency transactions on the condensed consolidated statements of operations and comprehensive income for the quarter and nine months ended September 30, 2012 reflected gains of $653 and $138, respectively, compared to a loss of $575 and a gain of $36, respectively, for the quarter and nine months ended September 30, 2011.

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

The following table summarizes the principal amounts and related unamortized discount on convertible notes at September 30, 2012 and December 31, 2011:

(in thousands)	2012	2011
Principal amount of convertible notes	$140,500	$152,000
Unamortized discount on convertible notes	(16,939)	(20,893)

Net carrying value	$123,561	$131,107

These notes are convertible into shares of the Company’s Common Stock at an initial conversion rate equivalent to 46.6021 shares of Common Stock per $1 principal amount of notes, which represents an initial conversion rate of approximately $21.46 per share of Common Stock. The conversion rate is subject to adjustment in certain circumstances as more fully set forth in the indenture covering the notes. Conditions for conversion have been satisfied and the notes are convertible. During the third quarter of 2012 note holders converted $11,500 aggregate principal amount of notes, which converted into 536 shares of common stock. The Company recognized a $1,245 loss on conversion of these notes in other expense, net.

If converted, the aggregate principal amount of the notes then outstanding may be settled in cash, shares of common stock, or a combination thereof, at the Company’s election. Subject to the terms of the indenture, holders may convert their notes at any time. The number of shares of common stock that the notes are convertible into is approximately 6,548. In certain circumstances provided for in the indenture, the number of shares of common stock issuable upon conversion of the notes may be increased, and with it the aggregate principal amount of the notes. Unless earlier repurchased, redeemed or converted, the notes will mature on December 15, 2016.

The notes were issued with an effective yield of 5.96% based upon an original issue discount at 98.0%. The net proceeds from the issuance of these notes, after deducting original issue discount and capitalized issuance costs of $6,634, amounted to $145,366. The capitalized issuance costs are being amortized to interest expense over the life of the notes, or realized upon conversion of the notes.

Upon certain terms and conditions, the Company may elect to satisfy its conversion obligation with respect to the notes by paying cash, in whole or in part, for specified aggregate principal amount of the notes. In the event of certain types of fundamental changes, the Company will increase the conversion rate by a number of additional shares, up to a maximum of 8,348 shares, which equates to a conversion price of approximately $16.83 per share.

(9) Stock-based Compensation Plans

The Company records stock-based compensation expense in selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive income. Stock-based compensation expense for the quarter and nine months ended September 30, 2012 and 2011 was as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2012	2011	2012	2011
Restricted stock awards	$1,176	$593	$3,656	$1,827

The number of shares of restricted common stock awarded and the weighted average fair value per share during the quarter and nine months ended September 30, 2012 and 2011 were as follows:

	Quarter Ended September 30,
	2012		2011
(in thousands, except per share amounts)	Shares Awarded	Weighted Average Fair Value	Shares Awarded	Weighted Average Fair Value
Restricted stock awards:

Granted under the 2004 Incentive Stock Plan	80	$34.78	46	$22.65
Granted under the 2004 Restricted Stock Plan for Non-Employee Directors	—	—	—	—

Total restricted stock awards	80	$34.78	46	$22.65

	Nine Months Ended September 30,
	2012		2011
(in thousands, except per share amounts)	Shares Awarded	Weighted Average Fair Value	Shares Awarded	Weighted Average Fair Value
Restricted stock awards:

Granted under the 2004 Incentive Stock Plan	237	$27.78	198	$20.49

Granted under the 2004 Restricted Stock Plan for Non-Employee Directors	11	27.42	16	18.23

Total restricted stock awards	248	$27.76	214	$20.32

In the nine months ended September 30, 2012, the Company granted restricted stock awards covering 237 shares of common stock pursuant to the Company’s 2004 Incentive Stock Plan. Of the 237 shares granted in the first nine months of 2012, 13 of the shares were awarded to executive officers of the Company. Additionally, of the 237 shares granted in the first nine months of 2012, 4 remained subject to acceptance at September 30, 2012. In the first nine months of 2011, the Company granted restricted stock awards covering 198 shares of common stock pursuant to the Company’s 2004 Incentive Stock Plan; 10 of which were awarded to executive officers of the Company.

In the first nine months of 2012 and 2011, respectively, the Company granted 11 shares and 16 shares, respectively, of common stock pursuant to the Company’s 2004 Restricted Stock Plan for Non-Employee Directors. Stock compensation expense for Non-Employee Directors for the first nine months of 2012 and 2011 was $300 and $300, respectively.

(10) International Retirement Plan

The following table shows the components of net periodic benefit costs and other amounts recognized in the condensed consolidated statements of operations and comprehensive income for the quarter and nine months ended September 30, 2012 and 2011:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2012	2011	2012	2011
Service cost	$18	$28	$55	$85
Interest cost	29	31	93	95

Total	$47	$59	$148	$180

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

The following table reconciles basic weighted average outstanding shares to diluted weighted average outstanding shares at September 30, 2012 and 2011:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2012	2011	2012	2011
Numerator:
Net income – numerator for basic net earnings per share	$13,517	$7,220	$28,029	$27,415
Add: Effect of dilutive securities
Interest expense on 5.50% convertible notes (after-tax)(1)	—	—	—	—
Stock options and other equity compensation	—	—	—	—

Numerator for diluted earnings per share	$13,517	$7,220	$28,029	$27,415

Denominator:
Weighted average shares – denominator for basic net earnings per share	55,935	50,450	52,689	49,455
Add: Effect of dilutive securities
Stock options and other equity compensation	629	952	784	1,020
5.50% convertible notes (after-tax)(1)	—	—	—	—

Denominator for diluted earnings per share	56,564	51,402	53,473	50,475

Earnings per share
Basic	$0.24	$0.14	$0.53	$0.55

Diluted	$0.24	$0.14	$0.52	$0.54

Interest expense excluded from diluted earnings per share calculation (1)	$2,508	—	$7,578	—
5.50% Convertible notes shares excluded from diluted earnings per share calculation (1)	6,548	—	5,303	—

(1)

Average outstanding diluted earnings per share calculation excludes shares that may be issued upon conversion of the outstanding senior convertible notes since the effect of their inclusion would have been anti-dilutive.

For the quarter ended September 30, 2012, average common shares for basic and diluted earnings per share were 55,935 and 56,564, respectively, and basic and diluted earnings per share were both $0.24. For the quarter ended September 30, 2011, average common shares for basic and diluted earnings per share were 50,450 and 51,402 respectively, and basic and diluted earnings per share were each $0.14.

For the nine months ended September 30, 2012, average common shares for basic and diluted earnings per share were 52,689 and 53,473, respectively, and basic and diluted earnings per share were $0.53 and $0.52, respectively. For the nine months ended September 30, 2011, average common shares for basic and diluted earnings per share were 49,455 and 50,475 respectively, and basic and diluted earnings per share were $0.55 and $0.54, respectively.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements as of September 30, 2012
(in thousands)	Level 1	Level 2	Level 3	Total
Description
Cash equivalents (1)	$136,805	$—	$—	$136,805

(1)

Cash equivalents include funds held in money market instruments and are reported at their current carrying value, which approximates fair value due to the short-term nature of these instruments and are included in cash and cash equivalents in the consolidated balance sheet.

The Company did not have any transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy during the quarter and nine months ended September 30, 2012.

The carrying value of the senior convertible notes as of September 30, 2012 and December 31, 2011 was $123,561 and $131,107, respectively, net of the unamortized discount. As of September 30, 2012 and December 31, 2011, the estimated fair value of the senior convertible notes was $141,570 and $149,615, respectively, based on quoted market prices. The Company determined the fair value of the convertible notes utilizing transactions in the listed markets for identical or similar liabilities. As such, the fair value of the senior convertible notes is considered Level 2.

In addition to the financial assets included in the above table, certain of our non-financial assets and liabilities are to be initially measured at fair value on a non-recurring basis. This includes items such as non-financial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) and non-financial, long-lived assets measured at fair value for an impairment assessment. In general, non-financial assets and liabilities including goodwill, other intangible assets and property and equipment are measured at fair value when there is an indication of impairment and are recorded at fair value only when impairment is recognized. The Company has not recorded any impairments related to such assets and has had no other significant non-financial assets or non-financial liabilities requiring adjustments or write-downs to fair value as of September 30, 2012 or December 31, 2011.

(13) Income Taxes

The Company’s effective tax rates were 16.9% and 17.1% for the quarter and nine months ended September 30, 2012, respectively, compared to 11.3% and (15.5%) for the quarter and nine months ended September 30, 2011, respectively.

The Company has utilized a portion of its U.S. net deferred tax assets, against which there is a valuation allowance, in determining its effective tax rate for 2012. The remainder of its U.S. net deferred assets, against which there are valuation allowances, has been offset by the recognition of deferred income tax liabilities from the acquisitions of Z Corp, Vidar, My Robot Nation, Bespoke and Viztu. These acquisitions resulted in recognizing $502 of deferred income tax assets and $18,393 of deferred income tax liabilities.

In conjunction with the Company’s ongoing review of its actual results and anticipated future earnings, the Company assesses the possibility of releasing the valuation allowance remaining on its U.S. net deferred tax assets. There were no releases of the valuation allowance on deferred tax assets during the first nine months of 2012; however, the Company’s effective tax rate has been reduced as a result of the use of U.S. net deferred tax assets against which there is a valuation allowance. During the first nine months ended September 30, 2011, the Company reversed $17,000 of the valuation allowance applied to U.S. net deferred tax assets. The reversal of the valuation allowance resulted in a non-cash income tax benefit of $6,221, which resulted in a benefit of 12 cents per share for the first nine months of 2011. As of September 30, 2012, the Company has a valuation allowance remaining on its U.S. net deferred tax assets of $9,253.

As a result of the exercise of stock options during the third quarter, the Company will have the benefit of an excess deduction of $31,049, which will be recorded to additional paid-in capital when the Company realizes a reduction in its current taxes payable.

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

Summarized financial information concerning the Company’s geographical operations is shown in the following tables:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2012	2011	2012	2011
Revenue from unaffiliated customers:
United States	$48,828	$31,679	$141,498	$83,165
Germany	11,608	8,288	28,927	23,330
Other Europe	13,991	12,061	42,036	33,701
Asia Pacific	16,105	5,510	39,601	20,367

Total	$90,532	$57,538	$252,062	$160,563

The Company’s revenue from unaffiliated customers by type was as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2012	2011	2012	2011
Printers and other products	$34,069	$14,791	$84,859	$44,519
Materials	25,482	18,457	76,364	50,483
Services	30,981	24,290	90,839	65,561

Total revenue	$90,532	$57,538	$252,062	$160,563

Intercompany sales were as follows:

	Quarter Ended September 30, 2012
	Intercompany Sales to
(in thousands)	United States	Germany	Other Europe	Asia Pacific	Total
United States	$—	$5,577	$3,065	$802	$9,444
Germany	94	—	504	—	598
Other Europe	3,714	78	113	29	3,934
Asia Pacific	127	—	—	—	127

Total	$3,935	$5,655	$3,682	$831	$14,103

	Quarter Ended September 30, 2011
	Intercompany Sales to
(in thousands)	United States	Germany	Other Europe	Asia Pacific	Total
United States	$—	$3,968	$2,270	$681	$6,919
Germany	8	—	1,063	—	1,071
Other Europe	3,524	—	7	—	3,531
Asia Pacific	—	—	—	—	—

Total	$3,532	$3,968	$3,340	$681	$11,521

	Nine Months Ended September 30, 2012
	Intercompany Sales to
(in thousands)	United States	Germany	Other Europe	Asia Pacific	Total
United States	$—	$8,270	$6,004	$1,539	$15,813
Germany	128	—	1,033	177	1,338
Other Europe	6,661	52	139	122	6,974
Asia Pacific	44	7	—	—	51

Total	$6,833	$8,329	$7,176	$1,838	$24,176

	Nine Months Ended September 30, 2011
	Intercompany Sales to
(in thousands)	United States	Germany	Other Europe	Asia Pacific	Total
United States	$—	$11,265	$6,222	$2,812	$20,299
Germany	118	—	2,466	—	2,584
Other Europe	9,396	1	19	—	9,416
Asia Pacific	—	—	—	—	—

Total	$9,514	$11,266	$8,707	$2,812	$32,299

All revenue between geographic areas is recorded at prices that provide for an allocation of profit (loss) between entities. Income from operations and assets for each geographic area was as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands)	2012	2011	2012	2011
Income from operations:
United States	$11,601	$5,840	$24,607	$12,975
Germany	133	158	949	985
Other Europe	793	1,247	4,225	3,880
Asia Pacific	5,909	1,556	12,528	6,327

Subtotal	18,436	8,801	42,309	24,167
Inter-segment elimination	—	(10)	96	36

Total	$18,436	$8,791	$42,405	$24,203

	September 30,	December 31,
(in thousands)	2012	2011
Assets:
United States	$539,294	$346,350
Germany	21,123	20,285
Other Europe	76,703	71,202
Asia Pacific	23,398	25,137

Total	$660,518	$462,974

(15) Commitments and Contingencies

The Company leases office space under various non-cancelable operating leases. Rent expense under operating leases was $1,217 and $3,553 for the quarter and nine months ended September 30, 2012, respectively, compared to $652 and $1,921 for the quarter and nine months ended September 30, 2011, respectively.

As of September 30, 2012, the Company has supply commitments with third party assemblers for printer assembly at September 30, 2012 that total $13,062, compared to $9,146 at September 30, 2011.

For certain of the acquisitions, the Company is obligated for deferred purchase price commitments totaling $1,885, which are due in 2012 and 2013. Certain of our recent acquisitions contain earnout provisions under which the sellers of the acquired businesses can earn additional amounts. The total liabilities recorded for these earnouts as of September 30, 2012 was $6,143. As of September 30, 2011, the Company had recorded $5,158 of liabilities for earnouts related to acquisitions. See Note 2 for details of acquisitions and related commitments.

Litigation

The Company had been pursuing patent infringement litigation against EnvisionTEC, Inc. and certain of its related companies since 2005. During the third quarter of 2012, the parties settled the dispute and the litigation has been dismissed.

In 2010, MSK K.K., a Japanese company, filed a complaint against the Company’s Japanese subsidiary in the Tokyo District Court asserting, among other things, various contract claims associated with two laser sintering machines purchased from the Company’s Japanese subsidiary in 2007. During the third quarter of 2012, the parties settled the dispute and the litigation has been dismissed.

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

Fact discovery, including expert discovery, regarding the claims pending in this case concluded in 2011. The Company filed motions for summary judgment in December 2011 that seek rulings in its favor on all of DSM Desotech’s claims in the litigation. As of the date of this Form 10-Q, the Court had ruled on only one of the four motions, denying the Company’s motion.

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

(16) Subsequent Events

In October 2012, the Company acquired the shares of TIM The Innovative Modelmakers B.V. (“TIM”). TIM, located in the Netherlands, is a full service provider of on-demand custom parts services. The Company plans to integrate TIM into its European on-demand parts services and future revenue from this acquisition will be reported in services revenue. The TIM acquisition is not significant to the Company’s financial statements. See Note 2.

In October 2012, the Company acquired the shares of INUS Technology, Inc., located in Korea, a developer of scan-to-CAD and inspection software tools, known as Rapidform® (“Rapidform”). Future revenue from this acquisition will be reported in printers and other products revenue. The Rapidform acquisition is not significant to the Company’s financial statements. See Note 2.

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

Recent Developments

We have continued to execute on our strategic initiatives, including growing our on-demand custom parts services, accelerating personal, professional and production 3D printer penetration by expanding our distribution channel of reseller partners, continuing to expand our healthcare solutions offerings and continuing to execute on our initiative to build 3D consumer content products and services. We also recently announced a new 3D authoring solutions growth initiative, which is to combine scan-data capture, mesh processing, auto-surfacing and CAD modeling into a single platform.

During the third quarter, we announced the immediate availability of our new ProJet™ 5000 3D printer. The ProJet™ 5000 is a large format professional 3D printer designed for production durability and productivity, in a compact, quiet, easy-to-use format. It prints at speeds twice as fast as the previous version and offers the highest resolution available in its class.

In connection with our consumer solutions initiative, we acquired Viztu Technologies, the developer of Hypr3D™, an online platform that allows anyone to turn their pictures and videos into printable 3D creations. We have integrated Viztu into our consumer solutions products and services. We also launched Cubify® Invent, the first 3D design tool developed specifically with 3D printing in mind, empowering users to easily turn ideas into reality, and several new Cubify® apps for game-like creation of personalized 3D printed items.

In support of our on-demand parts initiative, we acquired TIM The Innovative Modelmakers B.V. (“TIM”) in October. TIM is a full service provider of on-demand custom parts services located in the Netherlands.

During October, in connection with our new 3D authoring growth initiative, we acquired INUS Technology, Inc., a global provider of 3D scan-to-CAD and inspection software tools known as Rapidform® (“Rapidform”). Rapidform is located in Seoul, South Korea and we plan to integrate it into our printers and other products revenue.

Also in October, we launched a new material, VisiJet® Jewel, formulated for high volume jewelry production. VisiJet Jewel® enables manufacturers worldwide to produce master models for cost effective direct casting of jewelry with detail, accuracy and quality, and the high contrast provided by the material enables detailed visual inspection of designs and patterns.

Results of Operations

Summary of 2012 financial results

Our operating activities generated $44.0 million of cash during the first nine months of 2012, which is discussed in further detail below. We used $150.7 million to fund our strategic investing activities, including acquisition of businesses. Financing activities during the first nine months of 2012 provided $111.4 million of cash. In total, our unrestricted cash balance at September 30, 2012 was $183.9 million compared to $179.1 million at December 31, 2011.

During the third quarter of 2012 we reported improved revenue and profit results as compared to the third quarter of 2011 as our worldwide businesses continued to expand both organically and through acquisitions. Revenue for the third quarter of 2012 increased by 57.3% over the third quarter of 2011. This increase in revenue was led by a $19.3 million, or 130.3%, increase in sales of printers and other products together with a $7.0 million, or 38.1%, increase in print material sales and a $6.7 million, or 27.5%, increase in services revenue year-over-year. Higher revenue combined with increased selling, general and administrative expenses primarily related to compensation and acquisition expenses and interest expense on the convertible notes resulted in net income of $13.5 million for the third quarter of 2012, compared to net income of $7.2 million for the same period in 2011. Revenue for Z Corp and Vidar for the third quarter of 2012 was $13.3 million and, after taking into account the integration and severance costs, the operating loss for Z Corp and Vidar was $2.2 million.

Printers and other products revenue increased by $19.3 million from the third quarter of 2011, to $34.1 million, both organically and through acquisitions. Printer units increased 121.2%, excluding Cube® units, compared to the third quarter of 2011, from both organic growth and acquired growth from the addition of Z Corp and Vidar in 2012.

Print materials sales for the third quarter of 2012 were $25.5 million, an increase of $7.0 million from the third quarter of 2011 as revenue from materials was favorably impacted by continued expansion of printers installed over past periods through both organic growth and acquisitions.

Revenue from services increased by $6.7 million to $31.0 million in the third quarter of 2012 from $24.3 million in the same quarter in 2011. The increase in services revenue reflects revenue from our custom parts services and increased revenue from printer service components, from both organic growth and acquisitions. Service revenue from custom parts services was $20.0 million, or 64.7%, of total service revenue for the third quarter of 2012.

For the third quarter of 2012, healthcare solutions revenue made up 13.3%, or $12.1 million, of our total revenue compared to 12.5%, or $7.2 million, in the third quarter of 2011, primarily due to our increased penetration into healthcare applications and to our acquisition of Vidar. Healthcare solutions revenue includes sales of printers, print materials, and services for hearing aid, dental, medical device and other health-related applications.

Our gross profit in the third quarter and first nine months of 2012 improved by $19.1 million and $52.5 million, respectively, primarily due to our higher level of revenue from increases across all revenue categories, including increased revenue from our higher gross profit margin print materials, coupled with continued cost containment. Our gross profit margin increased to 51.8% in the third quarter of 2012 from 48.3% in the third quarter of 2011 due to product mix, with an increased portion of sales of higher margin print materials, improvements in our cost structure and on-demand parts gross profit margin and the addition of higher margin Z Corp and Vidar printers.

Our total operating expenses increased by $9.4 million in the third quarter of 2012 to $28.4 million from $19.0 million in the 2011 quarter. The increase reflected higher selling, general and administrative expenses primarily due to higher commissions and staffing from our acquisitions, and acquisition and severance costs of $0.3 million during the third quarter of 2012 and $3.0 million during the first nine months of 2012, from which we expect annual savings of $5.0 million to $5.5 million. This is consistent with our previous expectations of achieving between $5.0 million and $10.0 million in synergies. The increase also reflected a $1.6 million increase in research and development expenses related to our new products and consumer solutions development and acquired R&D expenses. We expect to continue to increase operating leverage as we reduce costs as a percent of revenue.

Our operating income for the third quarter of 2012 increased to $18.4 million from $8.8 million in the 2011 quarter. This improvement in operating income improved from higher revenues and increased gross profit, partially offset by higher operating expenses, including acquisition expenses incurred, as discussed below.

Third quarter comparison of revenue by class of product and service

Table 1 sets forth our change in revenue by class of product and service for the third quarter of 2012 compared to the third quarter of 2011:

Table 1

(Dollars in thousands)	Printers and Other Products		Print Materials		Services		Totals
Revenue – 3rd quarter 2011	$14,791	25.7%	$18,457	32.1%	$24,290	42.2%	$57,538	100%

Change in revenue:
Volume
Core products and services	56,882	384.5	(2,137)	(11.6)	7,032	29.1	61,777	107.4
New products and services	11,341	76.7	6,976	37.8	490	2.0	18,807	32.7
Price/Mix	(48,199)	(325.9)	2,951	16.0	—	—	(44,538)	(78.6)
Foreign currency translation	(746)	(5.0)	(765)	(4.1)	(831)	(3.4)	(2,342)	(4.1)

Net change	19,278	130.4	7,025	38.1	6,691	27.5	32,994	57.3

Revenue – 3rd quarter 2012	$34,069	37.6%	$25,482	28.1%	$30,981	34.2%	$90,532	100%

We earn revenues from the sale of printers and other products, print materials and services. On a consolidated basis, revenue for the third quarter of 2012 increased by $33.0 million, or 57.3%, compared to the third quarter of 2011 primarily due to increased sales of printers from acquired and organic growth, coupled with increased print materials and on-demand parts service revenue from acquired and organic growth.

The increase in revenue from printers and other products compared to the third quarter of 2011 is primarily due to increased printer unit sales volume for the third quarter of 2012, driven by increased demand for personal and professional printers and acquired printers revenue from the Z Corp and Vidar acquisitions that we completed in the first quarter of 2012.

Production printers made up $10.2 million, or 30.5%, of total printers revenue for the third quarter of 2012, compared to $7.8 million, or 52.7% for the third quarter of 2011. This represented a 30.3% increase over the 2011 quarter, all of which was organic growth.

Personal and professional printers made up $23.1 million, or 69.5%, of total printers revenue for the third quarter of 2012, compared to $7.0 million, or 47.3%, for the third quarter of 2011. This represented a 230.9% increase in personal and professional printers revenue over the 2011 quarter, including revenue and units from Z Corp and Vidar which were acquired in 2012.

Due to the relatively high price of certain production printers and a corresponding lengthy selling cycle and relatively low unit volume of these higher priced production printer sales in any particular period, a shift in the timing and concentration of orders and shipments of a few printers from one period to another can significantly affect reported revenue in any given period. Revenue reported for printers sales in any particular period is also affected by revenue recognition rules prescribed by generally accepted accounting principles. The shift of production printer revenue to a lower percentage of total printer revenue and professional printers making up a larger percentage of printer revenue is consistent with our ongoing plan to accelerate printer adoption by introducing lower priced printers and is partially due to the acquisition of Z Corp and Vidar in 2012, which added only personal and professional printers.

The $7.0 million increase in revenue from print materials was aided by the improvement in printers sales and by the continued expansion of printers installed over past periods and by increased materials sales from the acquisitions of RenShape® and Z Corp print materials. Sales of integrated materials represented 63.2% of total materials revenue in the third quarter of 2012 compared to 53.3% in the third quarter of 2011.

The increase in services revenue primarily reflects revenue from our on-demand parts services from both organic growth and acquisitions. Service revenue from on-demand parts services was $20.0 million, or 64.7% of total service revenue for the third quarter of 2012 compared to $15.6 million, or 64.4% of total service revenue in the 2011 period.

For both the third quarter of 2012 and 2011, Z Corp and Vidar had $13.3 million of revenue. If Z Corp and Vidar had been included in our revenue for 2011, our overall corporate growth rate would have been 27.7%.

Excluding revenue of all acquired businesses that we have owned for less than one year, our organic growth rate for the third quarter of 2012 was 26.2%.

At September 30, 2012 our backlog was $9.3 million, compared to backlogs of $8.3 million at December 31, 2011 and $11.3 million at September 30, 2011. Production and delivery of our printers is generally not characterized by long lead times, backlog is more dependent on timing of customers requested delivery. In addition, custom parts services lead time and backlog depends on whether orders are for rapid prototyping or longer-range production runs. The September 30, 2012 backlog was well distributed with a significant portion from each of our revenue categories and included personal, professional and production printers, as well as from print materials and on-demand parts. The backlog at September 30, 2012 includes $5.5 million of custom parts services orders, compared to $6.3 million at September 30, 2011.

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

Change in third quarter revenue by geographic region

Each geographic region contributed to our higher level of revenue in third quarter of 2012. Table 2 sets forth the change in revenue by geographic area for the third quarter of 2012 compared to the third quarter of 2011:

Table 2

(Dollars in thousands)	U.S.		Europe		Asia-Pacific		Total
Revenue – 3rd quarter 2011	$31,679	55.0%	$20,349	35.4%	$5,510	9.6%	$57,538	100%

Change in revenue:
Volume	59,290	187.1	10,114	49.7	11,180	202.9	80,584	140.0
Price/Mix	(42,141)	(133.0)	(2,395)	(11.8)	(712)	(12.9)	(45,248)	(78.6)
Foreign currency translation	—	—	(2,469)	(12.1)	127	2.3	(2,342)	(4.1)
Net change	17,149	54.1	5,250	25.8	10,595	192.3	32,994	57.3

Revenue – 3rd quarter 2012	$48,828	53.9%	$25,599	28.3%	$16,105	17.8%	$90,532	100%

Revenue from U.S. operations in the third quarter of 2012 increased by $17.1 million, or 54.1%, to $48.8 million in 2012 from $31.7 million in the third quarter of 2011. The increase was due to higher volume, partially offset by the unfavorable combined effect of price and mix.

Revenue from non-U.S. operations in the third quarter of 2012 increased by $15.8 million, or 61.3%, to $41.7 million from $25.9 million in 2011. Revenue from non-U.S. operations as a percent of total revenue was 46.1% and 45.0%, respectively, at September 30, 2012 and 2011. The increase in non-U.S. revenue, excluding the effect of foreign currency translation, was 70.3% in the third quarter of 2012 compared to 3.8% in the third quarter of 2011.

Revenue from European operations increased by $5.3 million, or 25.8%, to $25.6 million from $20.3 million in the prior year period. This increase was due to a $10.1 million increase in volume, partially offset by $2.4 million unfavorable combined effect of price and mix and a $2.4 million unfavorable impact of foreign currency translation.

Revenue from Asia-Pacific operations increased by $10.6 million, or 192.3%, to $16.1 million from $5.5 million in the prior year period due primarily to the favorable $11.2 million increase in volume combined with a $0.1 million favorable impact of foreign currency translation, partially offset by a $0.7 million unfavorable combined effect of price and mix.

Gross profit and gross profit margins

Table 3 sets forth gross profit and gross profit margin for our products and services for the third quarters of 2012 and 2011:

Table 3

	Quarter Ended September 30,
	2012		2011
(Dollars in thousands)	Gross Profit	Gross Profit Margin	Gross Profit	Gross Profit Margin
Printers and other products	$15,412	45.2%	$5,257	35.5%
Print materials	17,410	68.3	11,981	64.9
Services	14,057	45.4	10,525	43.3

Total	$46,879	51.8%	$27,763	48.3%

On a consolidated basis, gross profit for the third quarter of 2012 increased by $19.1 million to $46.9 million from $27.8 million in the third quarter of 2011, primarily as a result of higher sales from all revenue categories and an increase in our gross profit margin, as discussed below.

Consolidated gross profit margin in the third quarter of 2012 increased by 3.5 percentage points to 51.8% of revenue from 48.3% of revenue for the 2011 quarter. The higher gross profit margin reflected improvements in printers gross profit margin due to the addition of higher margin Z Corp and Vidar printers coupled with our initiative to expand gross profit margins on all professional printers, which more than offset the lower gross profit margin personal printers. The higher gross profit margin also reflected improvements in print materials and services margins.

Printers and other products gross profit for the third quarter of 2012 increased to $15.4 million from $5.3 million for the 2011 quarter due to higher revenue and expanded gross profit margin. Gross profit margin for printers increased by 9.7 percentage points to 45.2% from 35.5% in the 2011 quarter primarily due to the addition of higher gross profit margin Z Corp and Vidar printers coupled with our initiative to expand gross profit margins on all professional printers and due to increased sales of software and products with higher gross profit margins, which more than offset the lower margin printers.

Print materials gross profit for the third quarter of 2012 increased by $5.4 million, or 45.3%, to $17.4 million from $12.0 million for the 2011 quarter, and gross profit margin for print materials increased by 3.4 percentage points to 68.3% from 64.9% in the 2011 quarter primarily due to the favorable shift of the mix of materials towards higher gross profit margin personal and professional print materials and integrated materials.

Gross profit for services for the third quarter of 2012 increased by $3.6 million, or 33.6%, to $14.1 million from $10.5 million for the 2011 quarter, and gross profit margin for services increased by 2.1 percentage points to 45.4% from 43.3% in the 2011 quarter. The increase in gross profit was due primarily to higher levels of revenue from all categories. The increase in gross profit margin for services is primarily due to the increase in gross profit margin on printer services and increased revenue from higher gross profit margin consumer services. On-demand custom parts services gross profit margin improved to 42.5% for the third quarter of 2012 from 42.4% in the third quarter of 2011. Printer services had a gross profit margin of 48.8% compared to 46.5% for the third quarter of 2011.

Operating expenses

As shown in Table 4, total operating expenses increased by $9.4 million, or 49.9%, to $28.4 million in the third quarter of 2012 from $19.0 million in the third quarter of 2011. This increase was due to higher selling, general and administrative expenses and higher research and development expenses, both of which are discussed below.

Table 4

	Quarter Ended September 30,
	2012		2011
(Dollars in thousands)	Amount	% Revenue	Amount	% Revenue
Selling, general and administrative expenses	$22,900	25.3%	$15,100	26.2%
Research and development expenses	5,543	6.1	3,872	6.7

Total operating expenses	$28,443	31.4%	$18,972	32.9%

Selling, general and administrative expenses increased by $7.8 million to $22.9 million in the third quarter of 2012 compared to $15.1 million in the third quarter of 2011, and decreased to 25.3% of revenue in 2012 compared to 26.2% for 2011. The increase was due primarily to a $3.9 million increase in compensation costs due to commissions on higher revenues and higher staffing from acquisitions and continued investment in our consumer growth initiative. SG&A expenses included $0.3 million of acquisition and severance expenses. Additionally, SG&A expenses were impacted by a $2.2 million increase in amortization expense due to acquired intangibles, a $0.9 million increase in marketing expenses and a $0.5 million increase in occupancy costs related to additional acquired locations, partially offset by a $1.9 million improvement in legal expenses.

Research and development expenses increased by $1.6 million, or 43.2%, to $5.5 million in the third quarter of 2012 from $3.9 million in the third quarter of 2011. This increase was principally due to a $1.2 million increase in compensation expense and a $0.2 million increase in building rent in the 2012 quarter related to new products and consumer solutions development.

Income from operations

Our income from operations of $18.4 million for the third quarter of 2012 improved from $8.8 million in 2011. See Gross profit and gross profit margins and Operating expenses above.

The following table sets forth operating income by geographic area for the third quarter of 2012 compared to 2011:

Table 5

	Quarter Ended September 30,
(Dollars in thousands)	2012	2011
Income from operations
United States	$11,601	$5,840
Germany	133	158
Other Europe	793	1,247
Asia Pacific	5,909	1,556

Subtotal	18,436	8,801
Inter-segment elimination	—	(10)

Total	$18,436	$8,791

With respect to the U.S., in 2012 and 2011, the changes in operating income by geographic area reflected the same factors discussed above in Gross profit and gross profit margins and Operating expenses.

As most of our operations outside the U.S. are conducted through sales and marketing subsidiaries, the changes in operating income in our operations outside the U.S. in 2012 and 2011 resulted primarily from changes in transfer pricing which is a function of revenue levels. Asia Pacific operating income also benefitted from our revenue growth and the acquisition completed in the fourth quarter of 2011.

Interest and other expense, net

Interest and other expense, net was $2.2 million in the third quarter of 2012 compared with $0.7 million in the 2011 quarter. The higher interest and other expense primarily reflected the interest related to the senior convertible notes issued in the fourth quarter of 2011, which amounted to $3.2 million of interest expense, of which $1.0 million represents non-cash amortization. Interest and other expense, net in the third quarter of 2012 also reflected a net gain on acquisition and litigation settlements of $1.5 million, a loss on conversion of convertible notes of $1.2 million and foreign exchange gain of $0.7 million. The $0.7 million of interest and other expense, net in the third quarter of 2011 reflected foreign exchange losses of $0.6 million and $0.1 million of interest expense, partially offset by a nominal amount of interest and other income.

Provision for income taxes

We recorded a $2.8 million provision for income taxes in the third quarter of 2012 and a $0.9 million provision for income taxes in the third quarter of 2011. Our 2012 provision for income taxes reflects deferred U.S. income taxes associated with the use of net operating loss carryforwards and tax expense associated with income taxes in non-U.S. jurisdictions. The 2011 provision for income taxes primarily reflects tax expense associated with income taxes in non-U.S. jurisdictions.

We utilized U.S. net deferred tax assets, specifically net operating loss carryforwards and U.S. federal tax credits, in determining the effective tax rate for the year. This resulted in a reduction of our effective tax rate. Absent the use of these net operating loss carryforwards and tax credits, income tax expense would have been $5.8 million and the income tax rate would have been 35.9 percent. Due to our U.S. net operating loss carryforwards, our rate of cash taxes was 6.5 percent of taxable income.

Our U.S. deferred income tax assets, against which there is a valuation allowance, have been partially utilized in determining the effective tax rate for 2012, with the remainder offset by the recognition of $18.4 million of deferred income tax liabilities from the acquisitions of Z Corp, Vidar, My Robot Nation, Bespoke and Viztu. We will continue our ongoing review of actual results and anticipated future earnings, and their impact on future releases of valuation allowances. As of September 30, 2012, the Company has a $9.3 million valuation allowance remaining on its U.S. net deferred tax assets.

Net income

Our net income for the third quarter of 2012 increased $6.3 million to $13.5 million compared to $7.2 million in the third quarter of 2011. The principal reasons for the increase, which are discussed in more detail above, were:

•	the $9.6 million increase in operating income; partially offset by

•	the $1.9 million increase in our tax provision; and

•	the $1.5 million increase in interest and other expense.

For the quarter ended September 30, 2012, average common shares for basic and diluted earnings per share were 55.9 million and 56.6 million, respectively, and basic and diluted earnings per share were $0.24. For the quarter ended September 30, 2011, average common shares for basic and diluted earnings per shares were 50.5 million and 51.4 million, respectively, and basic and diluted earnings per share were $0.14.

Results of Operations – Nine Months Comparison

Nine months comparison of revenue by class of product and service

Table 6 sets forth our change in revenue by class of product and service for the first nine months of 2012 compared to the first nine months of 2011:

Table 6

(Dollars in thousands)	Printers and Other Products		Print Materials		Services		Total
Revenue – nine months 2011	$44,519	27.7%	$50,483	31.4%	$65,561	40.9%	$160,563	100%

Change in revenue:
Volume
Core products and services	111,190	249.8	(1,903)	(3.7)	25,876	39.5	135,163	84.2
New products and services	15,524	34.9	21,671	42.9	1,296	2.0	38,491	24.0
Price/Mix	(84,521)	(189.9)	7,787	15.4	—	—	(76,734)	(47.8)
Foreign currency translation	(1,853)	(4.2)	(1,674)	(3.3)	(1,894)	(2.9)	(5,421)	(3.4)

Net change	40,340	90.6	25,881	51.3	25,278	38.6	91,499	57.0

Revenue – nine months 2012	$84,859	33.7%	$76,364	30.3%	$90,839	36.0%	$252,062	100%

We earn revenues from the sale of printers and other products, print materials and services. On a consolidated basis, revenue for the first nine months of 2012 increased by $91.5 million, or 57.0%, compared to the first nine months of 2011 across all revenue categories, from acquired and organic growth.

The increase in revenue from printers and other products compared to the first nine months of 2011 is primarily due to increased printer unit sales volume for the first nine months of 2012, driven by increased demand for personal and professional printers and acquired printers revenue from the Z Corp and Vidar acquisitions that we completed in the first quarter of 2012.

Production printers made up $25.7 million, or 30.9%, of total printers revenue for the first nine months of 2012, compared to $25.1 million, or 56.4% for the first nine months of 2011.

Personal and professional printers made up $57.4 million, or 69.1%, of total printers revenue for the first nine months of 2012, compared to $19.4 million, or 43.6%, for the first nine months of 2011. This represented a 195.8% increase in personal and professional printers revenue over the 2011 period, including revenue from units from Z Corp and Vidar, which we acquired in 2012.

Due to the relatively high price of certain production printers and a corresponding lengthy selling cycle and relatively low unit volume of these higher priced production printer sales in any particular period, a shift in the timing and concentration of orders and shipments of a few printers from one period to another can significantly affect reported revenue in any given period. Revenue reported for printers sales in any particular period is also affected by revenue recognition rules prescribed by generally accepted accounting principles. The shift of production printer revenue to a lower percentage of total printer revenue and personal and professional printers making up a larger percentage of printer revenue is consistent with our ongoing plan to accelerate printer adoption by introducing lower priced printers and is partially due to the acquisition of Z Corp and Vidar in 2012, which added only personal and professional printers.

The $25.9 million increase in revenue from print materials was aided by the improvement in printers sales and by the continued expansion of printers installed over past periods and by increased materials sales from the acquisitions of RenShape® and Z Corp print materials. Sales of integrated materials represented 62.7% of total materials revenue in the first nine months of 2012 compared to 52.3% in the first nine months of 2011.

The increase in services revenue primarily reflects revenue from our on-demand parts services from both organic growth and acquisitions. Service revenue from on-demand parts services was $58.3 million, or 64.1% of total service revenue for the first nine months of 2012 compared to $40.1 million, or 61.1% of total service revenue in the 2011 period.

For the first nine months of 2012, Z Corp and Vidar contributed $40.2 million of revenue. For the first nine months of 2011, Z Corp and Vidar had revenue of $40.8 million. If Z Corp and Vidar had been included in our revenue for 2011, our overall corporate growth rate would have been 25.2%.

Excluding revenue of all acquired businesses that we have owned for less than one year, our organic growth rate for the first nine months of 2012 was 24.0%.

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

Change in first nine months revenue by geographic region

Each geographic region contributed to our higher level of revenue in first nine months of 2012. Table 7 sets forth the change in revenue by geographic area for the first nine months of 2012 compared to the first nine months of 2011:

Table 7

(Dollars in thousands)	U.S.		Europe		Asia-Pacific		Total
Revenue – nine months 2011	$83,165	51.8%	$57,031	35.5%	$20,367	12.7%	$160,563	100%

Change in revenue:
Volume	125,467	150.8	26,511	46.5	21,676	106.4	173,654	108.2
Price/Mix	(67,134)	(80.7)	(6,590)	(11.6)	(3,010)	(14.8)	(76,734)	(47.8)
Foreign currency translation	—	—	(5,989)	(10.5)	568	2.8	(5,421)	(3.4)

Net change	58,333	70.1	13,932	24.4	19,234	94.4	91,499	57.0

Revenue – nine months 2012	$141,498	56.1%	$70,963	28.2%	$39,601	15.7%	$252,062	100%

Revenue from U.S. operations increased by $58.3 million, or 70.1%, to $141.5 million in 2012 from $83.2 million in the first nine months of 2011. The increase was due to higher volume, partially offset by the unfavorable combined effect of price and mix.

Revenue from non-U.S. operations in the first nine months of 2012 increased by $33.2 million, or 42.9%, to $110.6 million from $77.4 million in 2011. Revenue from non-U.S. operations as a percent of total revenue was 43.9% and 48.2%, respectively, for the first nine months of 2012 and 2011. The increase in non-U.S. revenue, excluding the effect of foreign currency translation, was 49.9% in the first nine months of 2012 compared to 24.5% in the first nine months of 2011.

Revenue from European operations increased by $14.0 million, or 24.4%, to $71.0 million from $57.0 million in the prior year period. This increase was due to a $26.5 million increase in volume, partially offset by $6.5 million unfavorable combined effect of price and mix and a $6.0 million unfavorable impact of foreign currency translation.

Revenue from Asia-Pacific operations increased by $19.2 million, or 94.4%, to $39.6 million from $20.4 million in the prior year period due primarily to the favorable $21.6 million increase in volume combined with a $0.6 million favorable impact of foreign currency translation, partially offset by a $3.0 million unfavorable combined effect of price and mix.

Gross profit and gross profit margins

Table 8 sets forth gross profit and gross profit margin for our products and services for the first nine months of 2012 and 2011:

Table 8

	Nine Months Ended September 30,
	2012		2011
(Dollars in thousands)	Gross Profit	Gross Profit Margin	Gross Profit	Gross Profit Margin
Printers and other products	$36,222	42.7%	$16,732	37.6%
Print materials	51,381	67.3	32,539	64.5
Services	41,097	45.2	26,893	41.0

Total	$128,700	51.1%	$76,164	47.4%

On a consolidated basis, gross profit for the first nine months of 2012 increased by $52.5 million to $128.7 million from $76.2 million in the first nine months of 2011, primarily as a result of higher sales from all revenue categories and helped by an increase in our gross profit margin, as discussed below.

Consolidated gross profit margin in the first nine months of 2012 increased by 3.7 percentage points to 51.1% of revenue from 47.4% of revenue for the 2011 quarter. The higher gross profit margin reflected improvements in print materials and on-demand parts gross profit margins, coupled with higher gross profit margin printers from Z Corp and Vidar which more than offset the shift towards lower gross profit margin personal and production printers.

Printers and other products gross profit for the first nine months of 2012 increased to $36.2 million from $16.7 million for the 2011 quarter, and gross profit margin for printers increased by 5.1 percentage points to 42.7% from 37.6% in the 2011 period primarily due to the addition of higher margin Z Corp and Vidar printers and increased sales of higher margin software and other products.

Print materials gross profit for the first nine months of 2012 increased by $18.9 million, or 57.9%, to $51.4 million from $32.5 million for the 2011 quarter, and gross profit margin for print materials increased by 2.8 percentage points to 67.3% from 64.5% in the 2011 period, primarily due to the favorable shift of the mix of materials towards personal and professional print materials and integrated materials.

Gross profit for services for the first nine months of 2012 increased by $14.2 million, or 52.8%, to $41.1 million from $26.9 million for the 2011 period, and gross profit margin for services increased by 4.2 percentage points to 45.2% from 41.0% in the first nine months of 2011. The increase in gross profit was due primarily to increased gross profit margin of on-demand custom parts which made up an increased portion of service revenue. The increase in gross profit margin for services is primarily due to increased synergies from the integration of acquired custom parts services coupled with improved gross profit margin on printer services. On-demand custom parts services gross profit margin improved 4.9 percentage points to 42.8% for the first nine months of 2012 from 37.9% in the first nine months of 2011. Printer services has a gross profit margin of 48.3% compared to 45.0% for the first nine months of 2011.

Operating expenses

As shown in Table 9, total operating expenses increased by $34.3 million, or 66.1%, to $86.3 million in the first nine months of 2012 from $52.0 million in the first nine months of 2011. This increase was due to higher selling, general and administrative expenses and higher research and development expenses, both of which are discussed below.

Table 9

	Nine Months Ended September 30,
	2012		2011
(Dollars in thousands)	Amount	% Revenue	Amount	% Revenue
Selling, general and administrative expenses	$70,898	28.1%	$42,224	26.3%
Research and development expenses	15,397	6.1	9,737	6.1

Total operating expenses	$86,295	34.2%	$51,961	32.4%

Selling, general and administrative expenses increased by $28.7 million to $70.9 million in the first nine months of 2012 compared to $42.2 million in the first nine months of 2011, and increased to 28.1% of revenue in 2012 compared to 26.3% for 2011. The increase was due primarily to a $15.8 million increase in compensation costs due to commissions on higher revenues and higher staffing from acquisitions and bonuses associated with the 2012 acquisition and integration activities. SG&A expenses included $3.0 million of acquisition and severance expenses, from which we expect to realize annual savings of $5.0 million to $5.5 million. Additionally, SG&A expenses were impacted by a $6.8 million increase in amortization expense due to acquired intangibles, a $2.3 million increase in marketing expenses and a $1.5 million increase in occupancy costs related to additional acquired locations, a $0.8 million increase in travel expenses and a $1.4 million increase in bad debts and bank fees, partially offset by a $3.4 million improvement in legal expenses.

Research and development expenses increased by $5.7 million, or 58.1%, to $15.4 million in the first nine months of 2012 from $9.7 million in the first nine months of 2011, principally due to a $3.0 million increase in compensation expense and a $1.0 million increase in operating supplies, a $0.5 million increase in R&D materials and supplies and a $0.5 million increase in occupancy costs.

Income from operations

Our income from operations of $42.4 million for the first nine months of 2012 improved from $24.2 million in 2011. See Gross profit and gross profit margins and Operating expenses above.

The following table sets forth operating income by geographic area for the first nine months of 2012 compared to 2011:

Table 10

	Nine Months Ended September 30,
(Dollars in thousands)	2012	2011
Income from operations
United States	$24,607	$12,975
Germany	949	985
Other Europe	4,225	3,880
Asia Pacific	12,528	6,327

Subtotal	42,309	24,167
Inter-segment elimination	96	36

Total	$42,405	$24,203

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

Interest and other expense, net

Interest and other expense, net was $8.6 million in the first nine months of 2012 compared with $0.5 million in the 2011 period. The higher interest and other expense, net in 2012 primarily reflected the interest related to the senior convertible notes issued in the fourth quarter of 2011, which amounted to $9.5 million of interest expense, of which $2.9 million represents non-cash amortization. Interest and other expense, net in the first nine months of 2012 also reflected a net gain on acquisition and litigation settlements of $1.5 million, a loss on conversion of convertible notes of $1.2 million and foreign exchange gain of $0.1 million. The $0.5 million of expense, net in the first nine months of 2011 reflected $0.4 million of interest expense and $0.2 million of other expense; partially offset by $0.1 million of other income and a nominal amount of interest income and foreign exchange gain.

Provision for income taxes

We recorded a $5.8 million provision for income taxes in the first nine months of 2012 and a $3.7 million benefit for income taxes in the first nine months of 2011. Our 2012 provision for income taxes reflects deferred U.S. income taxes associated with the use of net operating loss carryforwards and tax expense associated with income taxes in non-U.S. jurisdictions. We released a portion of the valuation allowance related to our U.S. net deferred tax assets during 2011. The 2011 provision for income taxes primarily reflects tax expense associated with income taxes in non-U.S. jurisdictions.

We utilized U.S. net deferred tax assets, specifically net operating loss carryforwards and U.S. federal tax credits, in determining the effective tax rate for the year. This resulted in a reduction our effective tax rate. Absent the use of these net operating loss carryforwards and tax credits, income tax expense would have been $11.7 million and the income tax rate would have been 34.7 percent. Due to our U.S. net operating loss carryforwards, our rate of cash taxes was 9.1 percent of taxable income.

Our U.S. deferred income tax assets, against which there is a valuation allowance, have been partially utilized in determining the effective tax rate for 2012, with the remainder offset by the recognition of $18.4 million of deferred income tax liabilities from the acquisitions of Z Corp, Vidar, My Robot Nation, Bespoke and Viztu. We will continue our ongoing review of actual results and anticipated future earnings, and their impact on future releases of valuation allowances. As of September 30, 2012, the Company has a $9.3 million valuation allowance remaining on its U.S. net deferred tax assets.

Net income

Our net income for the first nine months of 2012 increased $0.6 million to $28.0 million compared to $27.4 million in the first nine months of 2011. The principal reasons for the increase, which are discussed in more detail above, were:

•	the $18.2 million increase in operating income as discussed above; partially offset by

•	the $9.5 million increase in our tax provision; and

•	the $8.1 million increase in interest and other expense, net.

For the nine months ended September 30, 2012, average common shares for basic and diluted earnings per share were 52.7 million and 53.5 million, respectively, and basic and diluted earnings per share were $0.53 and $0.52, respectively. For the nine months ended September 30, 2011, average common shares for basic and diluted earnings per shares were 49.5 million and 50.5 million, respectively, and basic and diluted earnings per share were $0.55 and $0.54, respectively.

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

Our non-GAAP financial measures, which adjust net income and earnings per share, are adjusted for the following:

Stock-based compensation expenses. We exclude the tax-effected stock-based compensation expenses primarily because they are non-cash.

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

Loss on conversion of convertible notes. We exclude the tax-effected, loss on conversion of convertible notes.

Net gain on acquisitions and litigation settlements. We exclude the tax-effected, net gain or loss on acquisitions and litigation settlements.

Reconciliation of GAAP Net Income to Non-GAAP Financial Measures

Table 11

	Quarter Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share)	2012	2011	2012	2011
GAAP net income	$13,517	$7,220	$28,029	$27,415
Stock-based compensation	1,035	593	3,296	1,827
Amortization of intangibles (a) (b)	2,709	855	8,558	2,807
Acquisition and severance expenses	232	445	2,967	1,151
Non-cash interest expense	863	—	2,632	—
Loss on convertible notes	1,096	—	1,096	—
Net gain on acquisitions and litigation settlements	(1,296)	—	(1,296)	—
Release of valuation allowance on deferred tax assets	—	—	—	(6,221)

Non-GAAP adjusted net income	$18,156	$9,113	$45,282	$26,979

Non-GAAP adjusted basic earnings per share	$0.33	$0.18	$0.86	$0.55

Non-GAAP adjusted diluted earnings per share	$0.32	$0.18	$0.85	$0.53

(a)	Represents amortization expense for the quarter ended September 30, 2012 and 2011, of which $0.1 million each period is included in cost of sales and the remaining $2.6 million and $0.8 million, respectively, is included in operating expenses.
(b)	Represents amortization expense for the nine months ended September 30, 2012 and 2011, of which $0.1 million and $0.2 million, respectively, is included in cost of sales and the remaining $8.5 million and $2.6 million, respectively, is included in operating expenses.

Financial Condition and Liquidity

Table 12

(Dollars in thousands)	September 30, 2012	December 31, 2011
Cash and cash equivalents	$183,931	$179,120
Working capital	$222,299	$202,357
Total stockholders’ equity	$416,490	$254,788

Our unrestricted cash and cash equivalents increased by $4.8 million to $183.9 million at September 30, 2012 from $179.1 million at December 31, 2011. We generated $44.0 million of cash from operating activities. Cash from operations consisted of $28.0 million net income, including $28.3 million of non-cash charges and $12.3 million of cash used by net changes in operating accounts, including a $10.0 million benefit due to a timing difference in accrued liabilities at September 30, 2012 that will reverse in the fourth quarter. We used $150.7 million of cash in investing activities. See Cash flow and Capitalized lease obligations below.

Cash equivalents comprise funds held in money market instruments and are reported at their current carrying value, which approximates fair value due to the short-term nature of these instruments. We minimize our credit risk by investing primarily in investment grade, liquid instruments and limit exposure to any one issuer depending on credit quality.

Our net working capital increased by $19.9 million to $222.3 million at September 30, 2012 from $202.4 million at December 31, 2011, primarily due to the factors discussed below.

Our unrestricted cash and cash equivalents increased by $4.8 million to $183.9 million at September 30, 2012 from $179.1 million at December 31, 2011. This increase primarily was due to cash from operations of $44.0 million and $111.4 million from financing activities in the first nine months of 2012 which included $106.9 million of net proceeds from our common stock offering completed in the second quarter of 2012, partially offset by $150.7 million of net cash used in investing activities.

Accounts receivable, net, increased by $18.6 million to $69.8 million at September 30, 2012 from $51.2 million at December 31, 2011. Our gross accounts receivable increased by $20.7 million from December 31, 2011, primarily due to acquiring the receivables of Z Corp and Vidar and our changing business model, which includes higher revenue from custom parts services and materials, both of which are generally sold on credit terms and which make up a larger percent of our total sales. With an increased portion of our sales on credit terms, our days sales outstanding increased to 71 days at September 30, 2012 from 67 days at December 31, 2011 and accounts receivable more than 90 days past due decreased to 8.2% of gross receivables from 11.9% at December 31, 2011.

Inventories, net increased by $16.0 million to $41.3 million at September 30, 2012 from $25.3 million at December 31, 2011. This increase resulted primarily from a $14.1 million increased in raw materials inventory and a $2.4 million increase in finished goods inventory due to the acquisition of Z Corp and Vidar and due to the timing of sales and revenue recognition at quarter-end, which also impacts our backlog. We maintained $3.8 million of inventory reserves at September 30, 2012 and $2.5 million of such reserves at December 31, 2011.

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

Accounts payable increased by $0.8 million to $26.7 million at September 30, 2012 from $25.9 million at December 31, 2011. The increase primarily related to the normal timing of our scheduled expense payments, an increase in payables related to our acquisition of Z Corp and Vidar, and the increase in inventories, which is explained above.

Accrued and other liabilities increased by $16.8 million to $33.6 million at September 30, 2012 from $16.8 million at December 31, 2011. This increase is primarily due to the benefit of a $10.0 million accrual due to a timing difference which will reverse in the next quarter. Accrued liabilities also increased due to an increase in accrued compensation related to higher compensation cost and an increase in earnouts related to acquisitions.

The changes in the first nine months of 2012 that make up the other components of working capital not discussed above arose in the ordinary course of business.

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

Cash flow

Table 12 summarizes the cash provided by or used in operating activities, investing activities and financing activities, as well as the effect of changes in foreign currency exchange rates on cash, for the first nine months of 2012 and 2011.

Table 13

	Nine Months Ended September 30,
	2012	2011
(Dollars in thousands)
Cash provided by operating activities	$44,011	$18,783
Cash used in investing activities	(150,715)	(47,430)
Cash provided by financing activities	111,351	64,071
Effect of exchange rate changes on cash	164	(156)

Net increase in cash and cash equivalents	$4,811	$35,268

Cash flow from operating activities

For the nine months ended September 30, 2012, our operating activities provided $44.0 million of net cash. This source of cash consisted primarily of net income plus the effects of non-cash items and changes in working capital, which are described above.

For the nine months ended September 30, 2011, our operating activities provided $18.8 million of net cash. This source of cash consisted of our $27.4 million net income, $5.4 million of non-cash items included in our net income and $14.0 million of cash used by net changes in operating accounts.

Cash flow from investing activities

Net cash used in investing activities in the first nine months of 2012 increased to $150.7 million from $47.4 million for the first nine months of 2011. This increase was primarily due to $148.3 million of cash paid for acquisitions in the first nine months of 2012 compared to $44.8 million paid for acquisitions in the 2011 period.

Cash flow from financing activities

Net cash provided by financing activities increased to $111.4 million for the nine months ended September 30, 2012 compared to $64.1 million in the 2011 period. Cash from financing activities in the first nine months of 2012 was from $106.9 million of net proceeds from our Common Stock offering in the second quarter and $4.6 million of stock-based compensation proceeds, partially offset by capital lease payments. Cash from financing activities in the nine months ended September 30, 2011 included $62.1 million of net proceeds resulting from our Common Stock offering in March 2011 coupled with $2.4 million of stock-based compensation proceeds.

Contractual commitments and off-balance sheet arrangements

Debt

In November 2011, we issued 5.50% Senior Convertible Notes due 2016 (“the Notes”) in an aggregate principal amount of $152.0 million. These Notes bear interest at a fixed rate of 5.50% per annum, payable June 15 and December 15 of each year while they are outstanding, beginning June 15, 2012. The net proceeds of the Notes were used to fund the acquisition of Z Corp and Vidar and for general corporate purposes. See Note 8 to the unaudited condensed consolidated financial statements.

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

Conditions for conversion have been satisfied and the notes are convertible. During the third quarter of 2012 note holders converted $11.5 million aggregate principal amount of notes, which converted into 0.5 million shares of common stock. The Company recognized a $1.2 million loss on conversion of these notes.

The Notes contain a number of covenants covering, among other things, payment of notes, reporting, maintenance of existence and payment of taxes. Failure to comply with these covenants, or any other event of default, could result in acceleration of the principal amount and accrued and unpaid interest on the notes. We were in compliance with all covenants as of September 30, 2012. See Note 8 to the unaudited condensed consolidated financial statements.

Capitalized lease obligations

Our principal contractual commitments consist of capitalized lease obligations. Our capitalized lease obligations, which primarily relate to a lease agreement that we entered into during 2006, with respect to our Rock Hill facility which covers the facility itself, decreased to $7.7 million at September 30, 2012 from $7.8 million at December 31, 2011 primarily due to scheduled payments of principal on capital lease installments.

Our outstanding capitalized lease obligations carrying values at September 30, 2012 and December 31, 2011 were as follows:

Table 14

(Dollars in thousands)	September 30, 2012	December 31, 2011
Capitalized lease obligations:
Current portion of capitalized lease obligations	$159	$163
Capitalized lease obligations, long-term portion	7,494	7,609

Total capitalized lease obligations	$7,653	$7,772

Other contractual commitments

For certain of our recent acquisitions we are obligated for the payment of deferred purchase price totaling $1.9 million, due in 2012 and 2013, compared to $1.4 million at December 31, 2011. Certain of our recent acquisitions contain earnout provisions under which the sellers of the acquired businesses can earn additional amounts. The total amount of liabilities recorded for these earnouts at September 30, 2012 is $6.1 million, compared to $1.9 million at December 31, 2011. See Note 2 for details of acquisitions and related commitments.

As of September 30, 2012, we have supply commitments related to printer assembly that total $13.1 million compared to $10.9 million at December 31, 2011.

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

There were no foreign exchange contracts at September 30, 2012 or December 31, 2011. See Note 7 of the unaudited condensed consolidated financial statements.

Changes in the fair value of derivatives are recorded in interest and other expense, net, in our unaudited condensed consolidated statements of operations and comprehensive income. Depending on their fair value at the end of the reporting period, derivatives are recorded either in prepaid and other current assets or in accrued liabilities in our unaudited condensed consolidated balance sheets.

The total impact of foreign currency related items on our unaudited condensed consolidated statements of operations and comprehensive income was a $0.1 million gain for the nine months ended September 30, 2012 and a nominal gain for the nine months ended September 30, 2011.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

For a discussion of market risks at December 31, 2011, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2011. During the first nine months of 2012, there were no material changes or developments that would materially alter the market risk assessment performed as of December 31, 2011.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

As of September 30, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) pursuant to Rules 13a-15 and 15d-15 under the Exchange Act. These controls and procedures were designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner to allow timely decisions regarding required disclosures. Based on this evaluation, including an evaluation of the rules referred to above in this Item 4, management has concluded that our disclosure controls and procedures were effective as of September 30, 2012 to provide reasonable assurance that the information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in a manner to allow timely decisions regarding required disclosures.

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

Item 4. Mine Safety Disclosures.

Item 6. Exhibits.

The following exhibits are included as part of this filing and incorporated herein by this reference:

3.1	Certificate of Incorporation of Registrant. (Incorporated by reference to Exhibit 3.1 to Form 8-B filed on August 16, 1993, and the amendment thereto, filed on Form 8-B/A on February 4, 1994.)

3.2	Amendment to Certificate of Incorporation filed on May 23, 1995. (Incorporated by reference to Exhibit 3.2 to Registrant’s Registration Statement on Form S-2/A, filed on May 25, 1995.)

3.3	Certificate of Designation of Rights, Preferences and Privileges of Preferred Stock. (Incorporated by reference to Exhibit 2 to Registrant’s Registration Statement on Form 8-A filed on January 8, 1996.)

3.4	Certificate of Designation of the Series B Convertible Preferred Stock, filed with the Secretary of State of Delaware on May 2, 2003. (Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K, filed on May 7, 2003.)

3.5	Certificate of Elimination of Series A Preferred Stock filed with the Secretary of State of Delaware on March 4, 2004. (Incorporated reference to Exhibit 3.6 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, filed on March 15, 2004.)

3.6	Certificate of Elimination of Series B Preferred Stock filed with the Secretary of State of Delaware on September 9, 2006. (Incorporated reference to Exhibit 3.1 of Registrant’s Current Report on Form 8-K, filed on September 9, 2006.)

3.7	Certificate of Amendment of Certificate of Incorporation filed with Secretary of State of Delaware on May 19, 2004. (Incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004, filed on August 5, 2004.)

3.8	Certificate of Amendment of Certificate of Incorporation filed with Secretary of State of Delaware on May 17, 2005. (Incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005, filed on August 1, 2005.)

3. 9	Certificate of Designations, Preferences and Rights of Series A Preferred Stock, filed with the Secretary of State of Delaware on December 9, 2008. (Incorporated by reference to Exhibit 3.1 of Registrant’s Current Report on Form 8-K, filed on December 9, 2008.)

3.10	Certificate of Elimination of Series A Preferred Stock, filed with the Secretary of State of Delaware on November 14, 2011. (Incorporated by reference to Exhibit 3.1 of Registrant’s Current Report on Form 8-K, filed on November 15, 2011.)

3.11	Amended and Restated By-Laws. (Incorporated by reference to Exhibit 3.2 of Registrant’s Current Report on Form 8-K filed on December 1, 2006.)

3.12	Certificate of Amendment of Certificate of Incorporation filed with the Secretary of State of Delaware on October 7, 2011. (Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed on October 7, 2011.)

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated October 25, 2012.

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated October 25, 2012.

32.1	Certification of Principal Executive Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated October 25, 2012.

32.2	Certification of Principal Financial Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated October 25, 2012.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

Date: October 25, 2012